Form 10-K
period 2014-12-31
COMMUNITY HEALTH SYSTEMS INC
filed 2015-02-25
CIK 1108109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-15925

COMMUNITY HEALTH SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3893191
(State of incorporation)	(IRS Employer Identification No.)

4000 Meridian Boulevard Franklin, Tennessee	37067
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(615) 465-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	New York Stock Exchange
Contingent Value Rights	The NASDAQ Stock Market LLC

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐        NO  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $5,240,969,087. Market value is determined by reference to the closing price on June 30, 2014 of the Registrant’s Common Stock as reported by the New York Stock Exchange. The Registrant does not (and did not at June 30, 2014) have any non-voting common stock outstanding. As of February 19, 2015, there were 116,757,725 shares of common stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this annual report is incorporated by reference to portions of the Registrant’s definitive proxy statement for its 2015 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2014.

COMMUNITY HEALTH SYSTEMS, INC.

Year ended December 31, 2014

PART I

Item 1.    Business of Community Health Systems, Inc.

Overview of Our Company

We are one of the largest publicly-traded hospital companies in the United States and a leading operator of general acute care hospitals in communities across the country. We were originally founded in 1986 and were reincorporated in 1996 as a Delaware corporation. We provide healthcare services through the hospitals that we own and operate and affiliated businesses in non-urban and selected urban markets throughout the United States. As of December 31, 2014, we owned or leased 197 hospitals included in continuing operations, comprised of 193 general acute care hospitals and four stand-alone rehabilitation or psychiatric hospitals. These hospitals are geographically diversified across 28 states, with an aggregate of 30,137 licensed beds. We generate revenues by providing a broad range of general and specialized hospital healthcare services and other outpatient services to patients in the communities in which we are located. Services provided through our hospitals and affiliated businesses include general acute care, emergency room, general and specialty surgery, critical care, internal medicine, obstetrics, diagnostic, psychiatric and rehabilitation services. We also provide additional outpatient services at urgent care centers, occupational medicine clinics, imaging centers, cancer centers, ambulatory surgery centers and home health and hospice agencies. An integral part of providing these services is our relationship and network of affiliated physicians at our hospitals and affiliated businesses. As of December 31, 2014, we employed approximately 3,300 physicians and an additional 900 licensed healthcare practitioners. Through our management and operation of these businesses, we provide standardization and centralization of operations across key business areas; strategic assistance to expand and improve services and facilities; implementation of patient safety and quality of care improvement programs and assistance in the recruitment of additional physicians and licensed healthcare practitioners to the markets in which our hospitals are located. In a number of our markets, we have partnered with local physicians or not-for-profit providers, or both, in the ownership of our facilities. In addition to our hospitals and related businesses, we also owned and operated 64 licensed home care agencies and 21 licensed hospice agencies as of December 31, 2014, located primarily in markets where we also operate a hospital. Also, through our wholly-owned subsidiary, Quorum Health Resources, LLC, or QHR, we provide management and consulting services to non-affiliated general acute care hospitals located throughout the United States. For the services we provide through hospitals and home care agencies that we own and operate, we are paid by governmental agencies, private insurers and directly by the patients we serve. For our management and consulting services, we are paid by the non-affiliated hospitals utilizing our services. The financial information for our reportable operating segments is presented in Note 14 of the Notes to our Consolidated Financial Statements included under Item 8 of this Annual Report on Form 10-K, or Form 10-K.

Our strategy includes growth by acquisition. We generally target hospitals in growing, non-urban and selected urban healthcare markets for acquisition because of their favorable demographic and economic trends and competitive conditions. Because non-urban and suburban service areas have smaller populations, there are generally fewer hospitals and other healthcare service providers in these communities and generally a lower level of managed care presence in these markets. We believe that communities with smaller populations generally view the local hospital as an integral part of the community and support less direct competition for hospital-based services. We believe opportunities exist for skilled, disciplined operators in selected urban markets to create networks between urban hospitals and non-urban hospitals while improving physician alignment in both those markets and making it more attractive to managed care. In recent years, our acquisition strategy has also included acquiring selective physician practices and physician-owned ancillary service providers. Such acquisitions are executed in markets where we already have a hospital presence and provide an opportunity to increase the number of affiliated physicians or expand the range of specialized healthcare services provided by our hospitals.

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

On January 27, 2014, we completed the acquisition of Health Management Associates, Inc., or HMA, for approximately $7.3 billion, including the assumption of approximately $3.8 billion of indebtedness, which is referred to in this report as the HMA merger. Additional details regarding the HMA merger are set forth in the Executive Summary section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Available Information

Our website address is www.chs.net and the investor relations section of our website is located at www.chs.net/investor-relations. We make available free of charge, through the investor relations section of our website, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K as well as amendments to those reports, as soon as reasonably practical after they are filed with, or furnished to, the SEC. Our filings are also available to the public at the website maintained by the SEC, www.sec.gov.

We also make available free of charge, through the investor relations section of our website, our Governance Principles, our Code of Conduct and the charters of our Audit and Compliance Committee, Compensation Committee and Governance and Nominating Committee.

We have included the Chief Executive Officer and the Chief Financial Officer certifications regarding the public disclosure required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Form 10-K.

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

Increase Revenue at Our Facilities

Overview.    We seek to increase revenue at our facilities by providing a broader range of services in a more attractive care setting, as well as by supporting, recruiting and employing physicians. We identify the healthcare needs of the community by analyzing demographic data and patient referral trends. We also work with local hospital boards, management teams and medical staffs to determine the number and type of additional physician specialties needed. In recent years, we have built through acquisitions and consolidation several major networks of affiliated hospitals in key states in which we operate. We believe the use of these hospital networks allows us to provide more integrated services and maximizes the usage of our strong physician base. Our initiatives to increase revenue include:

•	recruiting and/or employing additional primary care physicians and specialists,

•

expanding the breadth of services offered at our hospitals and our affiliated businesses, and in the communities in which we operate, through targeted capital expenditures and physician alignment to support the addition of more convenient or complex services, including orthopedics, cardiovascular services, urology and urgent care,

•	providing the capital to invest in technology and the physical plant at our facilities, particularly in our emergency rooms, surgery departments, critical care departments and diagnostic services and

•	executing select managed care contracts through a centrally managed review process.

Physician Recruiting.    The primary method of adding or expanding medical services is the recruitment of new physicians into the community. A core group of primary care physicians is necessary as an initial contact point for all local healthcare. The addition of specialists who offer services, including general surgery, obstetrics and gynecology, cardiovascular services, orthopedics and urology, completes the full range of medical and surgical services required to meet a community’s core healthcare needs. At the time we acquire a hospital and from time to time thereafter, we identify the healthcare needs of the community in which such hospital is located by analyzing demographic data and patient referral trends. As a result of this analysis, we are able to determine what we believe to be the optimum mix of primary care physicians and specialists. We employ recruiters at the corporate level to support the local hospital managers in their recruitment efforts. Additionally, in response to the recent trend in physicians seeking employment, we have begun employing more physicians, including, in many instances, acquiring physician practices. We have increased the number of physicians affiliated with us through our recruiting and employment efforts, net of turnover, by approximately 1,777 in 2014, 1,030 in 2013, and 1,147 in 2012. The percentage of recruited or other physicians commencing practice with us that were specialists was over 55% in 2014. However, most of the physicians in our communities remain in private practice and are not our employees. We believe we have been successful in recruiting physicians because of the practice opportunities afforded physicians in our markets, as well as lower managed care penetration as compared to larger urban areas.

Expansion of Services and Capital Investment.    In an effort to better meet the healthcare needs of the communities we serve and to capture a greater portion of the healthcare spending in our markets, we have added a broad range of services to our facilities and, in certain markets, acquired physician practices to broaden our service offerings. These services range from various types of diagnostic equipment capabilities to additional and renovated emergency rooms, surgical and critical care suites and specialty services. We have concentrated our focus on expanding our service lines to those service offerings that we believe have the greatest growth potential, including orthopedics, neuroscience, cardiovascular care, women’s health and cancer care. The expansion of these service lines has also been enabled through providing additional access points separate from the traditional hospital service location, through the maximization of physician practice utilization, partnerships with third-party urgent care and retail service locations, expansion of outside diagnostic and surgery center locations, and advancing tele-health strategies.

We spent approximately $166 million on 58 major construction projects that were completed in 2014. The 2014 projects included new emergency rooms, cardiac catheterization laboratories, hospital additions and surgical suites. These projects improved various diagnostic and other inpatient and outpatient service capabilities. We believe that appropriate capital investments in our facilities, combined with the development of our service capabilities, will reduce the migration of patients to competing providers while providing an attractive return on investment. We also employ a small group of clinical consultants at our corporate headquarters to assist the hospitals in their development of surgery, emergency, critical care, cardiovascular and hospitalist services. In addition to spending capital on expanding services at our existing hospitals, we also build replacement facilities in certain markets to better meet the healthcare needs in those communities. In 2014 and 2013, we spent $120 million and $61 million, respectively, on construction projects related to the York and Birmingham replacement hospitals discussed below. In 2012, we spent $96 million on construction projects related to three replacement hospitals that we were required to build pursuant to either a hospital purchase agreement or an amendment to a lease agreement. All three of these hospitals were completed and opened in 2012. As part of an acquisition in 2012, we agreed to build a replacement hospital in York, Pennsylvania by July 2017. In addition, in September 2010, we received approval of our request for a certificate of need, or CON, from the Alabama Certificate of Need Review Board. This CON was challenged in the Alabama state circuit and appellate courts, but the CON was upheld by the Supreme Court of Alabama in May 2013, eliminating any further appeals. We expect to complete the replacement hospital in Birmingham by the end of 2015. The total cost of these remaining two replacement hospitals is estimated to be $410 million.

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

agreement with HealthTrust Purchasing Group, L.P., or HealthTrust, a group purchasing organization, or GPO. HealthTrust contracts with certain vendors who supply a substantial portion of our medical supplies, equipment and pharmaceuticals. Our agreement with HealthTrust extends to January 2016, with automatic renewal terms of one year unless either party terminates by giving notice of non-renewal.

•

Facilities Management.    We have standardized interiors, lighting and furniture programs. We have also implemented a standard process to initiate, evaluate and complete construction projects. Our corporate staff monitors all construction projects, and reviews and pays all construction project invoices. Our initiatives in this area have reduced our construction costs and shortened our project completion times while maintaining the same high level of quality.

•

Other Initiatives.    We have also improved margins by implementing standard programs with respect to ancillary services in various areas, including emergency rooms, pharmacy, laboratory, imaging, home care, skilled nursing, centralized outpatient scheduling and health information management. We have enhanced quality and reduced costs associated with these services by improving contract terms and standardizing information systems. We work to identify and communicate best practices and monitor these improvements throughout the Company.

•

Internal Controls Over Financial Reporting.    We have centralized many of our significant internal controls over financial reporting and standardized those other controls that are performed at our hospital locations. We continuously monitor compliance with and evaluate the effectiveness of our internal controls over financial reporting. As noted above under Part I, Item 9A, we are continuing the process of analyzing the internal controls over financial reporting of the former HMA operations acquired in the merger and integrating them within our broader framework of controls, and we have, consistent with the SEC’s rules, excluded these acquired hospitals and operations from our internal controls assessment included in this Form 10-K.

Case and Resource Management.    The primary goal of our case management program is to ensure the delivery of safe, high quality care in an efficient and cost effective manner. The program focuses on:

•	appropriate management of length of stay consistent with national standards and benchmarks,

•	reducing unnecessary utilization,

•	developing and implementing operational best practices,

•	discharge planning and

•	compliance with all regulatory standards.

Our case management program integrates the functions of utilization review, discharge planning, assessment of medical necessity and resource management. Patients are assessed upon presentation to the hospital and throughout their course of care with ongoing reviews. Industry standard criteria are utilized in patient assessments, and discharge plans are adjusted according to patient needs. Cases are monitored to prevent delays in service or unnecessary utilization of resources. When a patient is ready for discharge, a case manager works with the patient’s attending physician to evaluate and coordinate the patient’s needs for continued care in the post-acute setting. Each hospital has the support of a physician advisor to act as a liaison to the medical staff and assist with all the activities of the program.

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

To ensure the experience of our emergency room patients meets our service and quality expectations, we have implemented a program to contact selected patients as a follow-up to the services they received. We verify that patients were able to obtain any prescriptions and outpatient appointments recommended at discharge. We also ensure that their symptoms have abated and that they understood the discharge instructions given at the hospital. Through this program, we placed over one million follow-up calls in 2014.

In 2011, we established a component patient safety organization, or PSO, which was listed by the U.S. Department of Health and Human Services Agency for Healthcare Research and Quality on January 11, 2012. We believe our PSO has assisted, and will continue to assist, us in improving patient safety at our hospitals. The PSO was recertified in 2014 through 2018.

Grow Through Selective Acquisitions

Acquisition Criteria.    Each year we intend to acquire, on a selective basis, approximately two to four hospitals that fit our acquisition criteria. Generally, we pursue acquisition candidates that:

•	are located in a market that has a stable or growing population base,

•	are the sole or primary provider of acute care services in the community,

•	are located in an area with the potential for service expansion,

•	are not located in an area that is dependent upon a single employer or industry and

•	have financial performance that we believe will benefit from our management’s operating skills.

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

In 2012, we acquired four hospitals located in Scranton, Pennsylvania; Peckville, Pennsylvania; Blue Island, Illinois and York, Pennsylvania and a large physician practice located in Longview, Texas. While no hospital acquisitions closed during 2013, in July 2013 we announced that we, one of our wholly-owned subsidiaries, and HMA had entered into an Agreement and Plan of Merger (which we subsequently amended on September 24, 2013). On January 27, 2014, we completed the merger with HMA, which at the time of acquisition owned or leased 71 hospitals. In addition to the HMA hospitals, during 2014 we acquired four other hospitals located in Ocala, Florida; Sharon, Pennsylvania; Natchez, Mississippi; and Gaffney, South Carolina. On January 23, 2015, we entered into a definitive agreement for the purchase of an 80 percent equity interest in Metro Health in Grand Rapids, Michigan. In 2015, we intend to complete this acquisition and at least one additional hospital acquisition.

Disciplined Acquisition Approach.    We believe that we have been disciplined in our approach to acquisitions. We have a dedicated team of internal and external professionals who complete a thorough review of each hospital’s financial and operating performance, the demographics and service needs of the market and the physical condition of the facilities. Based on our historical experience, we then build a pro forma financial model that reflects what we believe can be accomplished under our ownership. Whether we buy or lease the existing facility or agree to construct a replacement hospital, we believe we have been disciplined in our approach to pricing. We typically begin the acquisition process by entering into a non-binding letter of intent with an acquisition candidate. After we complete business and financial due diligence and financial modeling, we decide whether or not to enter into a definitive agreement. Once an acquisition is completed, we have an organized and systematic approach to transitioning and integrating the new hospital into our system of hospitals.

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

At the time we acquire a hospital, we may commit to an amount of capital expenditures, such as a replacement facility, renovations, or equipment over a specified period of time. Pursuant to a hospital purchase agreement in effect as of December 31, 2014, we are required to build a replacement facility in York, Pennsylvania by July 2017. Estimated construction costs, including equipment costs, are approximately $130 million for this replacement facility, of which less than $1 million has been incurred to date. In addition, in October 2008, after the purchase of the noncontrolling owner’s interest in our Birmingham, Alabama facility, we initiated the purchase of a site, which includes a partially constructed hospital structure, for a potential replacement for our existing Birmingham facility. In September 2010, we received approval of our request for a certificate of need from the Alabama Certificate of Need Review Board. This CON was challenged in the Alabama state circuit and appellate courts, but the CON was upheld by the Supreme Court of Alabama in May 2013, eliminating any further appeals. Our estimated construction costs, including the acquisition of the site and equipment costs, are approximately $280 million for the Birmingham replacement facility, of which approximately $184 million has been incurred to date. Under other purchase agreements in effect as of December 31, 2014, we have committed to spend $839 million, generally over a five to seven year period after acquisition, for costs such as capital improvements, equipment, selected leases and physician recruiting. Through December 31, 2014, we have incurred approximately $384 million related to these commitments.

Industry Overview

The Centers for Medicare and Medicaid Services, or CMS, reported that in 2013 total U.S. healthcare expenditures grew by 3.6% to approximately $2.9 trillion. CMS also projected total U.S. healthcare spending to grow by 5.6% in 2014 and by an average of 5.7% annually from 2013 through 2023, largely as a result of the continued implementation of the Affordable Care Act coverage expansions, faster projected economic growth and the aging of the population. By these estimates, healthcare expenditures will account for approximately $5.2 trillion, or 19.3% of the total U.S. gross domestic product, by 2023. Expected growth for 2014 is 5.6%, as 9 million Americans are projected to gain health insurance coverage, predominantly through either Medicaid or the health insurance marketplaces.

Hospital services, the market within the healthcare industry in which we operate, is the largest single category of healthcare expenditures at 32.1% of total healthcare spending in 2013, or approximately $937 billion, as reported by CMS. CMS projects the hospital services category to increase 5.1% in 2015 due to the continued effects of the Affordable Care Act insurance expansion combined with the effect of faster economic growth. For 2016 through 2023, continued population aging and the impact of improved economic conditions are expected to result in projected average annual growth of 6.2%.

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

Hospital Industry Trends

Demographic Trends.    According to the U.S. Census Bureau, in 2013, there were approximately 44.7 million Americans aged 65 or older in the U.S. who comprise approximately 14.1% of the total U.S. population. By the year 2030, the number of Americans aged 65 or older is expected to climb to 72.1 million, or 19.3% of the total population. Due to the increasing life expectancy of Americans, the number of people aged 85 years and older is also expected to increase from 6.0 million in 2013 to 8.7 million by the year 2030. This increase in life expectancy will increase demand for healthcare services and, as importantly, the demand for innovative, more sophisticated means of delivering those services. Hospitals, as the largest category of care in the healthcare market, will be among the main beneficiaries of this increase in demand. Based on data compiled for us, the populations of the service areas where our hospitals are located grew by 3.2% from 2009 to 2014 and are expected to grow by 3.5% from 2014 to 2019. The number of people aged 65 or older in these service areas grew by 13.7% from 2009 to 2014 and is expected to grow by 15.8% from 2014 to 2019. People aged 65 or older comprised 16.1% of the total population in our service areas in 2014, yet they could comprise 18.1% of the total population in our service areas by 2019.

Consolidation.    In addition to our own acquisitions in recent years, consolidation activity in the hospital industry, primarily through mergers and acquisitions involving both for-profit and not-for-profit hospital systems, is continuing. Reasons for this activity include:

•	ample supply of available capital,

•	valuation levels,

•	financial performance issues, including challenges associated with changes in reimbursement and collectability of self-pay revenue,

•	the desire to enhance the local availability of healthcare in the community,

•	the need and ability to recruit primary care physicians and specialists,

•	the need to achieve general economies of scale and to gain access to standardized and centralized functions, including favorable supply agreements and access to malpractice coverage,

•	changes to healthcare payment models that emphasize cost-effective delivery of service and quality of outcomes for the entire episode of care and

•	regulatory changes.

The healthcare industry is also undergoing consolidation in reaction to efforts to reform the payment system. Hospital systems are acquiring physician practices and other outpatient and sub-acute providers to position themselves for readmission, bundling and other payment restructuring. Similarly, payors are consolidating and acquiring disease management service providers in an effort to offer more competitive programs.

Trends in Payment for Healthcare Services.    As discussed in more detail in the Government Regulation section of this Form 10-K, the impact of healthcare reform legislation, combined with the growing financial and economic pressures on the healthcare industry, has resulted in challenges to current and future reimbursement trends. Because of higher healthcare costs and expanded coverage for uninsured patients, the healthcare industry must face the risk that higher deductibles and co-payment requirements for insured patients will increase, resulting in the potential for greater write-offs of uncollectible amounts from those patients.

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

Selected Operating Data

The following table sets forth operating statistics for our hospitals for each of the years presented, which are included in our continuing operations. Statistics for 2014 include a full year of operations for 127 hospitals and partial periods for 70 hospitals acquired during the year reflecting the operations of these hospitals following the completion of the acquisition. Statistics for 2013 include a full year of operations for 129 hospitals. Statistics for 2012 include a full year of operations for 125 hospitals and partial periods for four hospitals acquired during the year reflecting the operations of these hospitals following the completion of the acquisition. Statistics for hospitals which have been sold are excluded from all periods presented.

	Year Ended December 31,
	2014	2013	2012
	(Dollars in millions)

Consolidated Data
Number of hospitals (at end of period)	197	129	129
Licensed beds (at end of period)(1)	30,137	19,632	19,786
Beds in service (at end of period)(2)	27,000	16,850	16,795
Admissions(3)	924,951	643,497	689,089
Adjusted admissions(4)	1,970,610	1,337,683	1,391,456
Patient days(5)	4,091,183	2,845,281	3,000,864
Average length of stay (days)(6)	4.4	4.4	4.4
Occupancy rate (beds in service)(7)	43.8%	46.4%	49.1%
Net operating revenues	$18,639	$12,819	$12,833
Net inpatient revenues as a % of net patient revenues before provision for bad debt	43.9%	44.0%	45.6%
Net outpatient revenues as a % of net patient revenues before provision for bad debt	56.1%	56.0%	54.4%
Net income attributable to Community Health Systems, Inc.	$92	$141	$266
Net income attributable to Community Health Systems, Inc. as a % of net operating revenues	0.5%	1.1%	2.1%

Liquidity Data
Adjusted EBITDA(8)	$2,777	$1,860	$1,982
Adjusted EBITDA as a % of net operating revenues(8)	14.9%	14.5%	15.4%
Net cash flows provided by operating activities	$1,615	$1,089	$1,280
Net cash flows provided by operating activities as a % of net operating revenues	8.7%	8.5%	10.0%
Net cash flows used in investing activities	$(4,351)	$(991)	$(1,383)
Net cash flows provided by (used in) financing activities	$2,872	$(113)	$361

	Year Ended December 31,		(Decrease) Increase
	2014	2013
	(Dollars in millions)

Same-Store Data(9)
Admissions(3)	892,536	931,511	(4.2)%
Adjusted admissions(4)	1,908,074	1,926,045	(0.9)%
Patient days(5)	3,941,245	4,107,903
Average length of stay (days)(6)	4.4	4.4
Occupancy rate (beds in service)(7)	43.2%	43.6%
Net operating revenues	$18,138	$17,929	1.2%
Income from operations	$1,532	$1,362	12.5%
Income from operations as a % of net operating revenues	8.4%	7.6%
Depreciation and amortization	$1,063	$1,114
Equity in earnings of unconsolidated affiliates	$48	$43

(1)	Licensed beds are the number of beds for which the appropriate state agency licenses a facility regardless of whether the beds are actually available for patient use.

(2)	Beds in service are the number of beds that are readily available for patient use.

(3)	Admissions represent the number of patients admitted for inpatient treatment.

(4)	Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by multiplying admissions by gross patient revenues and then dividing that number by gross inpatient revenues.

(5)	Patient days represent the total number of days of care provided to inpatients.

(6)	Average length of stay (days) represents the average number of days inpatients stay in our hospitals.

(7)	We calculated occupancy rate percentages by dividing the average daily number of inpatients by the weighted-average number of beds in service.

(8)	EBITDA consists of net income attributable to Community Health Systems, Inc. before interest, income taxes, depreciation and amortization. Adjusted EBITDA is EBITDA adjusted to exclude discontinued operations, loss from early extinguishment of debt, impairment of long-lived assets, net income attributable to noncontrolling interests, acquisition and integration expenses from the acquisition of HMA, expenses related to government legal settlements and related costs (other than HMA legal proceedings underlying the CVR agreement), and income from fair value adjustments, net of legal expenses, related to the HMA legal proceedings underlying the CVR agreement. We have from time to time sold noncontrolling interests in certain of our subsidiaries or acquired subsidiaries with existing noncontrolling interest ownership positions. We believe that it is useful to present adjusted EBITDA because it excludes the portion of EBITDA attributable to these third-party interests and clarifies for investors our portion of EBITDA generated by continuing operations. We use adjusted EBITDA as a measure of liquidity. We have also presented this measure because we believe it provides investors with additional information about our ability to incur and service debt and make capital expenditures. Adjusted EBITDA is the basis for a key component in the determination of our compliance with some of the covenants under our senior secured credit facility, as well as to determine the interest rate and commitment fee payable under the senior secured credit facility (although adjusted EBITDA does not include all of the adjustments described in the senior secured credit facility).

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

The following table reconciles adjusted EBITDA, as defined, to our net cash provided by operating activities as derived directly from our Consolidated Financial Statements for the years ended December 31, 2014, 2013 and 2012 (in millions):

	Year Ended December 31,
	2014	2013	2012
Adjusted EBITDA	$2,777	$1,860	$1,982
Interest expense, net	(972)	(613)	(621)
Provision for income taxes	(82)	(104)	(164)
Deferred income taxes	107	69	53
Loss from operations of entities sold or held for sale	(7)	(21)	(12)
Depreciation and amortization of discontinued operations	7	12	12
Stock-based compensation expense	54	38	41
Excess tax benefit relating to stock-based compensation	—	(7)	(4)
Other non-cash expenses, net	40	61	33
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Patient accounts receivable	(306)	(285)	(204)
Supplies, prepaid expenses and other current assets	28	(8)	(99)
Accounts payable, accrued liabilities and income taxes	147	76	246
Other	(178)	11	17

Net cash provided by operating activities	$1,615	$1,089	$1,280

(9)	Includes former HMA hospitals for the months of February through December 2014 and 2013 as if they were owned during both comparable periods. For all hospitals owned throughout both periods, the same-store operating results and statistical data reflects the indicated periods. In addition, same-store comparisons exclude our hospitals that have previously been classified as discontinued operations for accounting purposes.

Sources of Revenue

We receive payment for healthcare services provided by our hospitals from:

•	the federal Medicare program,

•	state Medicaid or similar programs,

•	healthcare insurance carriers, health maintenance organizations or “HMOs,” preferred provider organizations or “PPOs,” and other managed care programs and

•	patients directly.

The following table presents the approximate percentages of operating revenues, net of contractual allowances and discounts (but before provision for bad debts), by payor source for the periods indicated. The data for the years presented are not strictly comparable due to the effect that hospital acquisitions have had on these statistics.

	Year Ended December 31,
	2014	2013	2012
Medicare	24.7%	24.8%	25.9	%(1)
Medicaid	10.8	9.7	9.7
Managed Care and other third-party payors	51.5	51.9	51.4
Self-pay	13.0	13.6	13.0

Total	100.0%	100.0%	100.0%

(1)	Excludes the $84 million reimbursement settlement and payment update as discussed below.

As shown above, we receive a substantial portion of our revenues from the Medicare and Medicaid programs. Included in Managed Care and other third-party payors is operating revenues from insurance companies with which we have insurance provider contracts, Medicare managed care, insurance companies for which we do not have insurance provider contracts, workers’ compensation carriers and non-patient service revenue, such as rental income and cafeteria sales. The Patient Protection and Affordable Care Act of 2010 and the Health Care and Education Reconciliation Act of 2010, collectively, the Reform Legislation, have increased and should continue to increase the number of insured patients, which, in turn, have reduced and should continue to reduce revenues from self-pay patients and reduce our provision for bad debts. However, other aspects of the Reform Legislation, including payment reductions and uncertainty regarding implementation and potential changes to the law, create uncertainty regarding the law’s ultimate impact.

Medicare is a federal program that provides medical insurance benefits to persons age 65 and over, some disabled persons, and persons with end-stage renal disease. Medicaid is a federal-state funded program, administered by the states, which provides medical benefits to individuals who are unable to afford healthcare. All of our hospitals are certified as providers of Medicare and Medicaid services. In the future, we generally expect revenues received from the Medicare and Medicaid programs to increase due to the general aging of the population. However, amounts received under the Medicare and Medicaid programs are generally significantly less than a hospital’s customary charges for the services provided. Further, the Reform Legislation imposes significant reductions in amounts the government pays healthcare providers and Medicare managed care plans. The trend toward increased enrollment in Medicare managed care may adversely affect our operating revenue growth. Since a substantial portion of our revenue comes from patients under Medicare and Medicaid programs, our ability to operate our business successfully in the future will depend in large measure on our ability to adapt to changes in these programs.

In addition to government programs, we are paid by private payors, which include insurance companies, HMOs, PPOs, other managed care companies and employers, and by patients directly. Blue Cross payors are included in the “Managed Care and other third-party payors” line in the above table. Patients are generally not responsible for any difference between customary hospital charges and amounts paid for hospital services by Medicare and Medicaid programs, insurance companies, HMOs, PPOs and other managed care companies, but are responsible for services not covered by these programs or plans, as well as for deductibles and co-insurance obligations of their coverage. The amount of these deductibles and co-insurance obligations has increased in recent years. Collection of amounts due from individuals is typically more difficult than collection of amounts due from government or business payors. To further reduce their healthcare costs, an increasing number of insurance companies, HMOs, PPOs and other managed care companies are negotiating discounted fee structures or fixed amounts for hospital services performed, rather than paying healthcare providers the amounts billed, and are utilizing structures such as narrow networks that restrict the providers that enrollees may utilize. We negotiate discounts with managed care companies, which are typically smaller than discounts under government programs. If an increased number of insurance companies, HMOs, PPOs and other managed care companies succeed in negotiating discounted fee structures or fixed amounts or if we are unable to participate in managed care networks serving our markets, our results of operations may be negatively affected. There can be no assurance that we will retain our existing reimbursement arrangements or that these third-party payors will not attempt to further reduce the rates they pay for our services. For more information on the payment programs on which our revenues depend, see “Payment” on page 21.

As of December 31, 2014, Florida, Texas, Pennsylvania and Indiana represented our only areas of significant geographic concentration. As a result of the HMA merger, Florida became an area of geographic concentration in 2014 with 13.0% of consolidated operating revenues, net of contractual allowances and discounts (but before the provision for bad debts) generated in that state. Operating revenues, net of contractual allowances and discounts (but before the provision for bad debts), generated in Texas, as a percentage of consolidated operating revenues, were 10.9% in 2014, 15.0% in 2013 and 14.7% in 2012. Operating revenues, net of contractual allowances and discounts (but before the provision for bad debts), generated in Pennsylvania, as a percentage of consolidated operating revenues, were 11.1% in 2014, 13.1% in 2013 and 12.7% in 2012.

Operating revenues, net of contractual allowances and discounts (but before the provision for bad debts), generated in Indiana, as a percentage of consolidated operating revenues, were 7.6% in 2014, 10.6% in 2013 and 10.7% in 2012.

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

Government Regulation

Overview.     The healthcare industry is required to comply with extensive government regulation at the federal, state and local levels. Under these regulations, hospitals must meet requirements to be certified as hospitals and qualified to participate in government programs, including the Medicare and Medicaid programs. These requirements include those relating to the adequacy of medical care, equipment, personnel, operating policies and procedures; billing and coding for services; properly handling overpayments; classifications of levels of care provided; preparing and filing of cost reports; relationships with referral sources and referral recipients; maintenance of adequate records; hospital use; rate-setting; compliance with building codes; environmental protection; and privacy and security. There are also extensive laws and regulations governing a hospital’s participation in these government programs. If we fail to comply with applicable laws and regulations, we may be subject to criminal penalties and civil sanctions, our hospitals could lose their licenses and we could lose our ability to participate in these government programs. Further, government regulations may change. If that happens, we may have to make changes in our facilities, equipment, personnel and services so that our hospitals remain certified as hospitals and qualified to participate in these programs. We believe that our hospitals are currently in substantial compliance with current federal, state and local regulations and standards. We cannot make assertions that governmental officials responsible for enforcing these laws or whistleblowers will not assert that we are in violation of them or that such statutes or regulations will be interpreted by the courts in a manner consistent with our interpretation.

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

Healthcare Reform.     The U.S. Congress and certain state legislatures have introduced and passed a large number of proposals and legislation designed to make major changes in the healthcare system, including changes that have increased access to health insurance. The Reform Legislation, mandates that substantially all U.S. citizens maintain medical insurance coverage and expands health insurance coverage through a combination of public program expansion and private sector health insurance reforms. Based on projections issued by the Congressional Budget Office, or CBO, in January 2015, the incremental insurance coverage due to the Reform Legislation could result in 27 million formerly uninsured Americans gaining coverage by the end of 2025.

As the number of persons with access to health insurance in the U.S. increases, there may be a resulting increase in the number of patients using our facilities who have health insurance coverage. We operate hospitals in nine of the 10 states that, prior to enactment of the Reform Legislation, had the highest percentage of nonelderly uninsured people from among the state’s nonelderly population. More broadly, the 28 states in which we operate hospitals that are included in continuing operations include 25 of the 30 states with the highest percentage of nonelderly uninsured people from among the state’s nonelderly population.

States may opt out of the Medicaid coverage expansion provisions of the Reform Legislation without losing existing federal Medicaid funding. A number of states have opted out of the Medicaid coverage expansion provisions, but could ultimately decide to expand their programs at a later date. At our hospitals in these states, the number of uninsured patients will likely decline by a smaller margin than we initially expected when the Reform Legislation was first adopted. Of the 28 states in which we operate hospitals that are included in continuing operations, 13 states are expanding their Medicaid programs. At this time, the other 15 states are not, including Florida, Tennessee and Texas, where we operated a significant number of hospitals as of December 31, 2014. Some states that have opted out are evaluating options such as waiver plans to operate an alternative Medicaid expansion plan.

We believe our hospitals are well positioned to participate in the provider networks of various Qualified Health Plans, or QHPs, offering plan options on the health insurance exchanges created pursuant to the Reform Legislation. For the 2015 plan year, all of our hospitals in continuing operations have arrangements to participate in at least one health insurance exchange agreement, approximately 90% of our hospitals participate in two or more contracts, approximately 90% of our hospitals participate in the first or second lowest cost bronze plan networks (QHPs with a 60% actuarial value) and approximately 90% of our hospitals participate in the first or second lowest cost silver plan networks (QHPs with a 70% actuarial value).

We have conducted significant healthcare reform outreach efforts across all of our markets. Such efforts included the expanded use of eligibility screening services, select facility designations as Certified Application Counselor Organizations, and approximately 800 volunteers and staff members trained and designated as Certified Application Counselors, or CACs. These CACs assisted people in understanding and, if appropriate, enrolling in new coverage options, including, but not limited to QHPs on the health insurance exchange or Marketplace, Medicaid and the Children’s Health Insurance Program.

The Reform Legislation also makes a number of changes to Medicare and Medicaid, such as reductions to the Medicare annual market basket update for federal fiscal years 2010 through 2019, a productivity offset to the Medicare market basket update, and a reduction to the Medicare and Medicaid disproportionate share payments, each of which could adversely impact the reimbursement received under these programs.

Also included in the Reform Legislation are provisions aimed at reducing fraud, waste and abuse in the healthcare industry. These provisions allocate significant additional resources to federal enforcement agencies and expand the use of private contractors to recover potentially inappropriate Medicare and Medicaid payments. The Reform Legislation amends several existing federal laws, including the federal anti-kickback statute and the False Claims Act, or FCA, making it easier for government agencies and private plaintiffs to prevail in lawsuits brought against healthcare providers. These amendments also make it easier for potentially severe fines and penalties to be imposed on healthcare providers that violate applicable laws and regulations.

We believe the expansion of private sector health insurance and Medicaid coverage will, over time, increase our reimbursement related to providing services to individuals who were previously uninsured, which should reduce our expense from uncollectible accounts receivable. The various provisions in the Reform Legislation that directly or indirectly affect reimbursement take effect over a number of years. In addition, we believe that the Reform Legislation has had a positive impact on net operating revenues during 2014 as the result of the expansion of private sector and Medicaid coverage that has already occurred from the Reform Legislation. Other provisions of the Reform Legislation, such as requirements related to employee health insurance coverage, have increased and will continue to increase our operating costs.

Over time, we believe the net impact of the overall changes as a result of the Reform Legislation will have a positive effect on our net operating revenues. However, the Reform Legislation remains subject to legislative efforts to repeal or modify the law and a number of court challenges to its constitutionality and interpretation. For example, the U.S. Supreme Court will hear King v. Burwell during the 2015 session, which challenges the extension of premium subsidies to health insurance policies purchased through federally-operated health insurance exchanges. If decided in favor of the plaintiffs, who contend that subsidies must be limited to state-operated health insurance exchanges, the case could make it more difficult for uninsured individuals in states that do not operate an exchange to purchase coverage and otherwise significantly affect implementation of the Reform Legislation, in a manner that results in less than projected numbers of newly insured individuals. Because of the many variables involved, including clarifications and modifications resulting from the rule-making process, legislative efforts to repeal or modify the law, court challenges, the development of agency guidance and future judicial interpretations, whether and how many states ultimately decide to expand Medicaid coverage, the number of uninsured who elect to purchase health insurance coverage, budgetary issues at federal and state levels, and the potential for delays in the implementation of the Reform Legislation, we may not be able to fully realize the positive impact the Reform Legislation may otherwise have on our business, results of operations, cash flow, capital resources and liquidity. Furthermore, we cannot predict whether we will be able to modify certain aspects of our operations to offset any potential adverse consequences from the Reform Legislation.

The federal government has implemented a number of regulations and programs designed to promote the use of electronic health records, or EHR, technology and pursuant to the Health Information Technology for Economic and Clinical Health Act, or HITECH, established requirements for a Medicare and Medicaid incentive payments program for eligible hospitals and professionals that adopt and meaningfully use certified EHR technology. These payments are intended to incentivize the meaningful use of EHR. Our hospital facilities have been implementing EHR technology on a facility-by-facility basis since 2011. We recognize incentive reimbursement related to the Medicare or Medicaid incentives as we are able to implement the certified EHR technology and meet the defined “meaningful use criteria,” and information from completed cost report periods is available from which to calculate the incentive reimbursement. The timing of recognizing incentive reimbursement will not correlate with the timing of recognizing operating expenses and incurring capital costs in connection with the implementation of EHR technology which may result in material period-to-period changes in our future results of operations. Beginning in 2015, eligible hospitals and professionals that have not demonstrated meaningful use of certified EHR technology and have not applied and qualified for a hardship exception are subject to penalties in the form of a reduced market basket update to the inpatient prospective payment system standardized amount in 2015 and each subsequent fiscal year. Eligible professionals are subject to a 1% per year cumulative reduction applied to the Medicare physician fee schedule amount for covered professional services, subject to a cap of 5%. Although we believe that our hospital facilities will be in compliance with the meaningful use standards in 2015, there can be no assurance that all of our facilities will remain in compliance and therefore not subject to the HITECH penalty provisions.

Fraud and Abuse Laws.     Participation in the Medicare program is heavily regulated by federal statute and regulation. If a hospital fails to comply substantially with the requirements for participating in the Medicare program, the hospital’s participation may be terminated and/or civil or criminal penalties may be imposed. For example, a hospital may lose its ability to participate in the Medicare program if it performs any of the following acts:

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

The Office of Inspector General of the Department of Health and Human Services, or OIG, is responsible for identifying and investigating fraud and abuse activities in federal healthcare programs. As part of its duties, the OIG provides guidance to healthcare providers by identifying types of activities that could violate the anti-kickback statute. The OIG also publishes regulations outlining activities and business relationships that would be deemed not to violate the anti-kickback statute. These regulations are known as “safe harbor” regulations. However, the failure of a particular activity to comply with the safe harbor regulations does not necessarily mean that the activity violates the anti-kickback statute; however, such failure may lead to increased scrutiny by government enforcement authorities.

The OIG has identified the following incentive arrangements as potential violations of the anti-kickback statute:

•	payment of any incentive by the hospital when a physician refers a patient to the hospital,

•	use of free or significantly discounted office space or equipment for physicians in facilities usually located close to the hospital,

•	provision of free or significantly discounted billing, nursing, or other staff services,

•	free training for a physician’s office staff, including management and laboratory techniques (but excluding compliance training),

•	guarantees which provide that if the physician’s income fails to reach a predetermined level, the hospital will pay any portion of the remainder,

•	low-interest or interest-free loans, or loans which may be forgiven if a physician refers patients to the hospital,

•	payment of the costs of a physician’s travel and expenses for conferences,

•	payment of services which require few, if any, substantive duties by the physician, or payment for services in excess of the fair market value of the services rendered,

•	coverage on the hospital’s group health insurance plans at an inappropriately low cost to the physician,

•	purchasing goods or services from physicians at prices in excess of their fair market value,

•	rental of space in physician offices, at other than fair market value or

•

physician-owned entities (often referred to as physician-owned distributorships, or PODS) that derive revenue from selling, or arranging for the sale of, implantable medical devices ordered by their physician-owners for use on procedures that physician-owners perform on their own patients at hospitals or ASCs.

We have a variety of financial relationships with physicians who refer patients to our hospitals. Physicians own interests in a number of our facilities. Physicians may also own our stock. We also have contracts with physicians providing for a variety of financial arrangements, including employment contracts, leases, management agreements and professional service agreements. We provide financial incentives to recruit physicians to relocate to communities served by our hospitals. These incentives include relocation, reimbursement for certain direct expenses, income guarantees and, in some cases, loans. Although we strive to comply with the anti-kickback statute, taking into account available guidance including the “safe harbor” regulations, we cannot assure you that regulatory authorities will not determine otherwise. If that happens, we could be subject to criminal and civil penalties and/or exclusion from participating in Medicare, Medicaid, or other government healthcare programs.

The Social Security Act also includes a provision commonly known as the “Stark Law.” This law prohibits physicians from referring Medicare and Medicaid patients to healthcare entities in which they or any of their immediate family members have ownership interests or other financial arrangements. These types of referrals are commonly known as “self referrals.” There are ownership and compensation arrangement exceptions to the self-referral prohibition. One exception, known as the “whole hospital” exception, allows a physician to make a referral to a hospital if the physician owns an interest in the entire hospital, as opposed to an ownership interest in a department of the hospital. Another exception allows a physician to refer patients to a healthcare entity in which the physician has an ownership interest if the entity is located in a rural area, as defined in the statute. There are also exceptions for many of the customary financial arrangements between physicians and providers, including employment contracts, leases and recruitment agreements. From time to time, the federal government has issued regulations which interpret the provisions included in the Stark Law.

The Reform Legislation narrowed the “whole hospital” exception to the Stark Law. The Reform Legislation permitted existing physician investments in a whole hospital to continue under a “grandfather” clause if the arrangement satisfies certain requirements and restrictions, but physicians are prohibited, from the time the Reform Legislation became effective, from increasing the aggregate percentage of their ownership in the hospital. The Reform Legislation also restricts the ability of existing physician-owned hospitals to expand the capacity of their aggregate licensed beds, operating rooms and procedure rooms. The whole hospital exception also contains additional public disclosure requirements.

Sanctions for violating the Stark Law include denial of payment, civil monetary penalties of up to $15,000 per claim submitted and exclusion from federal healthcare programs. The statute also provides for a penalty of up to $100,000 for a scheme intended to circumvent the Stark Law prohibitions.

In addition to the restrictions and disclosure requirements applicable to physician-owned hospitals under the Stark Law, CMS regulations require physician-owned hospitals and their physician owners to disclose certain ownership information to patients. Physician-owned hospitals must disclose their physician ownership in writing to patients and must make a list of their physician owners available upon request. Additionally, each physician owner who is a member of a physician-owned hospital’s medical staff must agree, as a condition of continued medical staff membership or admitting privileges, to disclose in writing to all patients whom they refer to the hospital their (or an immediate family member’s) ownership interest in the hospital. A hospital is considered to be physician-owned if any physician, or an immediate family member of a physician, holds debt, stock or other types of investment in the hospital or in any owner of the hospital, excluding physician ownership through publicly-traded securities that meet certain conditions. If a hospital fails to comply with these regulations, the hospital could lose its Medicare provider agreement and be unable to participate in Medicare.

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

Our operations could be adversely affected by the failure of our arrangements to comply with the anti-kickback statute, the Stark Law, billing laws and regulations, current state laws or other legislation or regulations in these areas adopted in the future. We are unable to predict whether other legislation or regulations at the federal or state level in any of these areas will be adopted, what form such legislation or regulations may take or how they may affect our operations. We are continuing to enter into new financial arrangements with physicians and other providers in a manner structured to comply in all material respects with these laws. We strive to comply with applicable fraud and abuse laws. We cannot assure you, however, that governmental officials responsible for enforcing these laws or whistleblowers will not assert that we are in violation of them or that such statutes or regulations ultimately will be interpreted by the courts in a manner consistent with our interpretation.

Federal False Claims Act and Similar State Laws.     Another trend affecting the healthcare industry is the increased use of the FCA, which can be used to prosecute Medicare and other government program fraud involving issues such as coding errors, billing for service not provided and submitting false cost reports. Further, the FCA covers payments involving federal funds in connection with the health insurance exchanges created under the Reform Legislation, if those payments involve any federal funds. Liability under the FCA often arises when an entity knowingly submits a false claim for reimbursement to the federal government. Among the many other potential bases for liability under the FCA are knowingly and improperly avoiding repayment of an overpayment received from the government, and knowingly failing to report and return an overpayment within 60 days of identifying the overpayment or by the date a corresponding cost report is due, whichever is later. The FCA broadly defines the term “knowingly.” Although simple negligence will not give rise to liability under the FCA, submitting a claim with reckless disregard to its truth or falsity may constitute “knowingly” submitting a false claim and result in liability. Submission of a claim for an item or service generated in violation of the anti-kickback statute constitutes a false or fraudulent claim under the FCA. In some cases, whistleblowers, the federal government and courts have taken the position that providers who allegedly have violated other statutes, such as the Stark Law, have thereby submitted false claims under the FCA.

When a defendant is determined by a court of law to be liable under the FCA, the defendant must pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim. Settlements entered into prior to litigation usually involve a less severe calculation of damages. The FCA also contains “qui tam” or whistleblower provisions, which allow private individuals to bring actions on behalf of the government alleging that the defendant has defrauded the federal government. If the government intervenes in the action and prevails, the party filing the initial complaint may share in any settlement or judgment. If the government does not intervene in the action, the whistleblower plaintiff may pursue the action independently and may receive a larger share of any settlement or judgment. When a private party brings a qui tam action under the FCA, the defendant generally will not be made aware of the lawsuit until the government commences its own investigation or determines whether it will intervene. Every entity that receives at least $5 million annually in Medicaid payments must have written policies for all employees, contractors and agents providing detailed information about false claims, false statements and whistleblower protections under certain federal laws, including the FCA, and similar state laws.

A number of states, including states in which we operate, have adopted their own false claims provisions as well as their own whistleblower provisions whereby a private party may file a civil lawsuit in state court. Federal law provides an incentive to states to enact false claims laws that are comparable to the FCA. From time to time, companies in the healthcare industry, including ours, may be subject to actions under the FCA or similar state laws.

Corporate Practice of Medicine; Fee-Splitting.     Some states have laws that prohibit unlicensed persons or business entities, including corporations, from employing physicians. Some states also have adopted laws that prohibit direct or indirect payments to, or entering into fee-splitting arrangements with, physicians and unlicensed persons or business entities. Possible sanctions for violations of these restrictions include loss of a physician’s license, civil and criminal penalties and rescission of business arrangements. These laws vary from state to state, are often vague and have seldom been interpreted by the courts or regulatory agencies. We structure our arrangements with healthcare providers to comply with the relevant state law. However, we cannot be assured that governmental officials responsible for enforcing these laws will not assert that we, or transactions in which we are involved, are in violation of these laws. These laws may also be interpreted by the courts in a manner inconsistent with our interpretations.

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

Certificates of Need.     The construction of new facilities, the acquisition of existing facilities and the addition of new services at our facilities may be subject to state laws that require prior approval by state regulatory agencies. These CON laws generally require that a state agency determine the public need and give approval prior to the construction or acquisition of facilities or the addition of new services. As of December 31, 2014, we operated 112 hospitals in 15 states that have adopted CON laws for acute care facilities. If we fail to obtain necessary state approval, we will not be able to expand our facilities, complete acquisitions or add new services in these states. Violation of these state laws may result in the imposition of civil sanctions or the revocation of a hospital’s licenses.

HIPAA Administrative Simplification and Privacy and Security Requirements.     HIPAA requires the use of uniform electronic data transmission standards for healthcare claims and payment transactions submitted or received electronically. These provisions are intended to encourage electronic commerce in the healthcare industry. The U.S. Department of Health and Human Services, or HHS, has established electronic data transmission standards that all healthcare providers must use when submitting or receiving certain healthcare transactions electronically. In addition, HIPAA requires that each provider use a National Provider Identifier. CMS has also published a final rule requiring the use of updated standard code sets for certain diagnoses and procedures known as ICD-10 code sets. Use of the ICD-10 code sets is mandatory on October 1, 2015, so we are modifying our payment systems and processes to prepare for their implementation. Use of the ICD-10 code sets will require significant changes; however, we believe that the cost of compliance with these regulations has not had and is not expected to have a material adverse effect on our business, financial position or results of operations. The Reform Legislation requires the HHS to adopt standards for additional electronic transactions and to establish operating rules to promote uniformity in the implementation of each standardized electronic transaction.

As required by HIPAA, HHS has issued privacy and security regulations that extensively regulate the use and disclosure of individually identifiable health-related information and require covered entities, including health plans and most healthcare providers, to implement administrative, physical and technical practices to protect the security of individually identifiable health information that is electronically maintained or transmitted. Certain provisions of the security and privacy regulations apply to business associates (entities that handle identifiable health-related information on behalf of covered entities), and business associates are subject to direct liability for violation of the regulations. In addition, a covered entity may be subject to penalties as a result of a business associate violating HIPAA, if the business associate is found to be an agent of the covered entity. We have developed and utilize a HIPAA compliance plan as part of our effort to comply with HIPAA privacy and security requirements. The privacy regulations and security regulations have and will continue to impose significant costs on our facilities in order to comply with these standards.

Covered entities must report breaches of unsecured protected health information to affected individuals without unreasonable delay, but not to exceed 60 days of discovery of the breach by the covered entity or its agents. Notification must also be made to HHS and, in certain situations involving large breaches, to the media. HHS is required to publish on its website a list of all covered entities that report a breach involving more than 500 individuals. All non-permitted uses or disclosures of unsecured protected health information are presumed to be breaches unless the covered entity or business associate establishes that there is a low probability the information has been compromised. Various state laws and regulations may also require us to notify affected individuals in the event of a data breach involving individually identifiable information.

Violations of the HIPAA privacy and security regulations may result in criminal penalties and in civil penalties of up to $50,000 per violation for a maximum of $1,500,000 in a calendar year for violations of the same requirement. HHS is required to perform compliance audits and has announced its intent to perform audits in 2015. In addition to enforcement by HHS, state attorneys general are authorized to bring civil actions seeking either injunction or damages in response to violations of HIPAA privacy and security regulations that threaten the privacy of state residents. HHS may resolve HIPAA violations through informal means, such as allowing a covered entity to implement a corrective action plan, but HHS has the discretion to move directly to impose monetary penalties and is required to impose penalties for violations resulting from willful neglect. Our facilities also are subject to any federal or state privacy-related laws that are more restrictive than the privacy regulations issued under HIPAA. These laws vary and could impose additional penalties. For example, the Federal Trade Commission uses its consumer protection authority to initiate enforcement actions in response to data breaches.

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

The DRG payment rates are adjusted by an update factor on October 1 of each year, the beginning of the federal fiscal year. The index used to adjust the DRG payment rates, known as the “market basket index,” gives consideration to the inflation experienced by hospitals in purchasing goods and services. DRG payment rates were increased by the full “market basket index,” for the federal fiscal years 2015 and 2014 by 2.9% and 2.5% respectively, subject to certain reductions. For federal fiscal year 2014, the DRG payment rates were reduced by 0.8% for documentation and coding; reduced by 0.5% for the multi-factor productivity adjustment; reduced by 0.3% in accordance with the Reform Legislation; reduced 0.4% for changes in the DSH payment methodology; and reduced 0.2% for the admissions and medical review criteria for inpatient services commonly known as the “two midnight rule.” Under the rule, Medicare beneficiaries are only to be admitted as inpatients when there is a reasonable expectation that the hospital care is medically necessary and will be required across two midnights, absent unusual circumstances. Compliance with the two midnight rule was required beginning October 1, 2013 and will become subject to Recovery Audit Contractor audits for admissions on or after April 1, 2015. For federal fiscal year 2015, the DRG payment rates were reduced by 0.8% for documentation and coding; reduced by 0.5% for the multi-factor productivity adjustment; and reduced by 0.2% in accordance with the Reform Legislation. A two percentage point reduction to the market basket index occurs if patient quality data is not submitted. We are complying with this data submission requirement. Future legislation may decrease the rate of increase for DRG payments or even decrease such payment rates, but we are not able to predict the amount of any reduction or the effect that any reduction will have on us.

The DRG payment rates are also adjusted pursuant to provisions of the Reform Legislation that promote value-based purchasing, linking payments to quality and efficiency. First, hospitals that meet or exceed certain quality performance standards will receive greater reimbursement under CMS’s value-based purchasing program, while hospitals that do not satisfy certain quality performance standards will receive reduced Medicare inpatient hospital payments. The amount collected from the reductions is pooled and used to fund the payments that reward hospitals based on a set of quality measures that have been linked to improved clinical processes of care and patient satisfaction. CMS scores each hospital on its achievement relative to other hospitals and improvement relative to that hospital’s own past performance. Second, hospitals experiencing “excess readmissions” for conditions designated by CMS within 30 days from the patient’s date of discharge will receive inpatient payments reduced by an amount determined by comparing that hospital’s readmission performance to a risk-adjusted national average. Third, reimbursement could be reduced according to rates of hospital-acquired conditions, or HACs. In federal fiscal year 2015, the 25% of hospitals with the worst national risk-adjusted HAC rates in the previous year will have their total inpatient operating Medicare payments reduced by 1%. In addition, HHS has indicated that it will increase its efforts to promote, develop and use alternative payment models such as Accountable Care Organizations, or ACOs, and bundled payment arrangements.

In addition, hospitals may qualify for Medicare disproportionate share payments when their percentage of low income patients exceeds specified regulatory thresholds. A majority of our hospitals qualify to receive Medicare disproportionate share payments. Medicare disproportionate share payments are reduced by 75% in accordance with the Reform Legislation. The funds remaining after the 75% Medicare disproportionate share reduction are further reduced each year by a formula that reflects reductions in the U.S. uninsured population that is under 65 years of age. Thus, the greater the level of coverage for the uninsured, the more the Medicare disproportionate share payment pool will be reduced. Each eligible hospital is then paid, out of the reduced disproportionate share payment pool, an amount based upon its estimated cost of providing uncompensated care. At this time, we cannot predict an impact for this change. These Medicare disproportionate share and uncompensated care payments as a percentage of operating revenues, net of contractual allowances and discounts (but before the provision for bad debts), were 1.5% and 1.3% for the years ended December 31, 2014 and 2013, respectively. Hospitals may also qualify for Medicaid disproportionate share payments when they qualify under the state established guidelines. These Medicaid disproportionate share payments as a percentage of operating revenues, net of contractual allowances and discounts (but before the provision for bad debts), were 0.3% and 0.4% for the years ended December 31, 2014 and 2013, respectively.

We also receive Medicare reimbursement for outpatient services through a PPS. The outpatient conversion factor was increased 2.5% effective January 1, 2014; however, coupled with adjustments to other variables with outpatient PPS, an approximate 0.8% to 1.1% net increase in outpatient payments is expected to occur. The outpatient conversion factor was increased 2.9% effective January 1, 2015; however, there is a negative 0.2% in accordance with the Reform Legislation and a negative 0.5% productivity adjustment, resulting in a 2.2% increase. A two percentage point reduction to the market basket index occurs if patient quality data is not submitted. We are complying with this data submission requirement.

The HHS also uses a PPS to reimburse providers of home health services (i.e., home care). The home health agency PPS per episodic payment rate increased by 2.3% on January 1, 2014; however, coupled with adjustments to other variables with home health agency PPS, an approximate 1.05% net decrease in home health agency payments is expected to occur. The home health agency PPS per episodic payment rate increased by 2.6% on January 1, 2015; however, coupled with adjustments to other variables with home health agency PPS, an approximate 0.3% net decrease in home health agency payments is expected to occur. The Reform Legislation increases the home health agency PPS per episodic payment rate by 3.0% for home health services provided to patients in rural areas on or after April 1, 2010 through December 31, 2015. A two percentage point reduction to the market basket occurs if patient quality data is not submitted. We are complying with this data submission requirement.

The Medicare reimbursement discussed above was reduced in 2013 due to the Budget Control Act of 2011 that required across-the-board spending cuts to the federal budget, also known as sequestration. These sequestration cuts included reductions in payments for Medicare and other federally funded healthcare programs, including TRICARE. The cuts began on March 1, 2013, with the sequester-related Medicare reimbursement cuts beginning April 1, 2013. These reductions have been extended through 2024.

The Pathway for Sustainable Growth Rate Reform Act of 2013 delayed the effective date of a scheduled payment reduction for physicians and other practitioners who treat Medicare patients from January 1, 2014 to April 1, 2014, and subsequent legislation has delayed the payment reduction of approximately 24%. Additionally, provisions in the law extended the Medicare Inpatient Low Volume payment and Medicare Dependent Hospital program to qualifying hospitals through March 31, 2014 and both payment programs have been further extended to March 31, 2015. If additional legislation is not passed to further delay or eliminate the scheduled payment reduction for physicians and other practitioners or extend the Medicare hospital payment programs, we could experience a reduction in future reimbursement.

Medicaid.     Most state Medicaid payments are made under a PPS or under programs which negotiate payment levels with individual hospitals. Medicaid is funded jointly by state and federal government. The federal government and many states are currently considering significantly reducing Medicaid funding, while at the same time expanding Medicaid benefits. Currently, several states utilize supplemental reimbursement programs for the purpose of providing reimbursement to providers to offset a portion of the cost of providing care to Medicaid and indigent patients. These programs are designed with input from CMS and are funded with a combination of state and federal resources, including, in certain instances, fees or taxes levied on the providers. Similar programs are also being considered by other states. We can provide no assurance that reductions to Medicaid fundings will not have a material adverse effect on our consolidated results of operations. Further, the Reform Legislation prohibits the use of federal funds under the Medicaid program to reimburse providers for medical services provided to treat HACs.

TRICARE.     TRICARE is the Department of Defense’s healthcare program for members of the armed forces. For inpatient services, TRICARE generally reimburses hospitals based on a DRG system modeled on the Medicare inpatient PPS. For outpatient services, TRICARE reimburses hospitals based on a PPS that is similar to that utilized for services furnished to Medicare beneficiaries.

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

Annual cost reports required under the Medicare and some Medicaid programs are subject to routine governmental audits. These audits may result in adjustments to the amounts ultimately determined to be due to us under these reimbursement programs. Finalization of these audits often takes several years. Providers can appeal any final determination made in connection with an audit. DRG outlier payments have been and continue to be the subject of CMS audit and adjustment. The OIG is also actively engaged in audits and investigations into alleged abuses of the DRG outlier payment system.

Commercial Insurance and Managed Care Companies.     Our hospitals provide services to individuals covered by private healthcare insurance or by health plans administered by managed care companies. These payors pay our hospitals or in some cases reimburse their policyholders based upon the hospital’s established charges and the coverage provided in the insurance policy. They try to limit the costs of hospital services by negotiating discounts, including PPS, which would reduce payments by commercial insurers or health plans to our hospitals. Commercial insurers and Managed Care companies also seek to reduce payments to hospitals by establishing payment rules that in effect re-characterize the services ordered by physicians. For example, some payors vigorously review each patient’s length of stay in the hospital and recharacterize as outpatient all in-patient stays of less than a particular duration (e.g. 24 hours). Reductions in payments for services provided by our hospitals to individuals covered by these payors could adversely affect us.

Medicare Administrative Contractors.     CMS competitively bids the Medicare fiscal intermediary and Medicare carrier functions to 15 Medicare Administrative Contractors, or MACs, and has contracts in all 15 jurisdictions. Each MAC is geographically assigned and serves both Part A and Part B providers within a given jurisdiction. CMS is currently engaged in a consolidation strategy to move from 15 MAC jurisdictions to 10. Chain providers had the option of having all hospitals use one home office MAC, and we chose to do so. However, CMS has not converted all of our hospitals to one MAC and currently does not have an established date to accomplish the conversion. CMS periodically re-solicits bids, and the MAC servicing a geographic area can change as a result of the bid competition. MAC transition periods can impact claims processing functions and the resulting cash flow.

Recovery Audit Contractor Program.     Under the Recovery Audit Contractor, or RAC, program, CMS contracts with RACs nationwide to conduct post-payment reviews to detect and correct improper payments in the Medicare program, as required by statute. RACs review claims submitted to Medicare for billing compliance, including correct coding and medical necessity. Compensation for RACs is on a contingency basis and based upon the amount of overpayments and underpayments identified, if any.

CMS has also established the Recovery Audit Prepayment Review, or RAPR, demonstration, that allows RACs to review claims on a pre-payment basis. Under the demonstration, RACs conduct prepayment reviews on certain types of claims that historically result in high rates of improper payments, beginning with claims involving short stay inpatient hospital services. These reviews focus on seven states (Florida, California, Michigan, Texas, New York, Louisiana and Illinois) with high populations of fraud and error-prone providers and four states (Pennsylvania, Ohio, North Carolina, and Missouri) with high claims volumes of short inpatient hospital stays. The RAPR demonstration began in September 2012 and runs for a three year period.

The RAC program’s scope also includes Medicaid claims. States may coordinate with Medicaid RACs regarding recoupment of overpayments and refer suspected fraud and abuse to appropriate law enforcement agencies. Under the Medicaid Integrity Program, CMS employs private contractors, referred to as Medicaid Integrity Contractors, or MICs, to perform reviews and post-payment audits of Medicaid claims and identify overpayments. MICs are assigned to five geographic jurisdictions. Besides MICs, several other contractors and state Medicaid agencies have increased their review activities.

We have established policies and procedures to respond to the RAC requests and payment denials. Payment recoveries resulting from RAC reviews and denials are appealable, and we pursue reversal of adverse determinations at appropriate appeal levels. HHS has suspended the assignment of new Medicare appeals to Administrative Law Judges for at least two years beginning July 16, 2013, so that HHS may work through a backlog of appeals. Thus, we will experience a significant delay in appealing any RAC payment denials that occur during the suspension. HHS recently gave hospitals the option to settle disputed claims, offering to pay 68% of the net allowable amount in exchange for a hospital’s withdrawal of all medical claims appealed. We have accepted, or are in the process of accepting, the settlement offer for each of our hospitals and have executed, or are in the process of executing, an administrative agreement with HHS to resolve the disputed claims. Depending upon the growth of RAC programs and our success in appealing claims in future periods, our cash flows and results of operations could be negatively impacted.

Accountable Care Organizations.     Pursuant to the Reform Legislation, HHS established a Medicare Shared Savings Program, or MSSP, that seeks to promote accountability and coordination of care through the creation of ACOs. The program allows certain providers and suppliers (including hospitals, physicians and other designated professionals) to voluntarily form ACOs and work together along with other ACO participants to invest in infrastructure and redesign delivery processes to achieve high quality and efficient delivery of services. The program is intended to produce savings as a result of improved quality and operational efficiency. ACOs that achieve quality performance standards established by HHS are eligible to share in a portion of the amounts saved by the MSSP. HHS has significant discretion to determine key elements of the program. Certain waivers are available from fraud and abuse laws for ACOs. CMS has approved over 300 ACOs to participate in the program.

Bundled Payment Initiatives.     The Reform Legislation created the CMS Innovation Center with responsibility for establishing demonstration projects and other initiatives in order to identify, develop, test and encourage the adoption of new methods of delivering and paying for healthcare that create savings under the Medicare and Medicaid programs, while improving quality of care. One initiative implemented by the CMS Innovation Center is a voluntary bundled payment initiative known as the Bundled Payment for Care Improvement, or BPCI, imitative. The BPCI initiative is comprised of four broadly defined models of care and links payments to participating providers for services provided during an episode of care. As required by the Reform Legislation, HHS established a separate five-year, voluntary, national pilot program on payment bundling for Medicare services. Under the program, organizations enter into payment arrangements that include financial and performance accountability for episodes of care, and these models are intended to lead to higher quality, more coordinated care at a lower cost to the Medicare program. Participating providers agree to receive one payment for services provided to Medicare patients for certain medical conditions or episodes of care. The Reform Legislation also provides for a bundled payment demonstration project for Medicaid services, but CMS has not yet implemented this project. HHS may select up to eight states to participate, and these state programs may target particular categories of beneficiaries, selected diagnoses or geographic regions of the state. The selected state programs will provide one payment for both hospital and physician services provided to Medicaid patients for certain episodes of inpatient care.

Supply Contracts

In March 2005, we began purchasing items, primarily medical supplies, medical equipment and pharmaceuticals, under an agreement with HealthTrust, a GPO in which we are a noncontrolling partner. As of December 31, 2014, we had a 24.6% ownership interest in HealthTrust. By participating in this organization, we are able to procure items at competitively priced rates for our hospitals. There can be no assurance that our arrangement with HealthTrust will continue to provide the discounts that we have historically received.

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

In addition to the competition we face for acquisitions, we must also compete with other hospitals and healthcare providers for patients. The competition among hospitals and other healthcare providers for patients has intensified in recent years. The majority of our hospitals are located in non-urban service areas in which we are the sole provider of general acute care health services. Those hospitals in non-urban service areas face no direct competition because there are no other hospitals in their primary service areas. However, these hospitals face competition from hospitals outside of their primary service area, including hospitals in urban areas that provide more complex services. Patients in those service areas may travel to these other hospitals for a variety of reasons, including the need for services we do not offer or physician referrals. Patients who are required to seek services from these other hospitals may subsequently shift their preferences to those hospitals for services we do provide. Those hospitals in selected urban service areas may face competition from hospitals that are more established than our hospitals. Certain of these competing facilities offer services, including extensive medical research and medical education programs, which are not offered by our facilities. In addition, in certain markets where we operate, there are large teaching hospitals that provide highly specialized facilities, equipment and services that may not be available at our hospitals. We also face competition from other specialized care providers, including outpatient surgery, orthopedic, oncology and diagnostic centers. Some competitors are implementing physician alignment strategies, such as employing physicians, acquiring physician practice groups, and participating in ACOs, or other clinical integration models.

In most markets in which we are not the sole provider of general acute care health services, our primary competitor is a not-for-profit hospital. These hospitals are owned by tax-supported governmental agencies or not-for-profit entities supported by endowments and charitable contributions. These hospitals do not pay income or property taxes, and can make capital expenditures without paying sales tax. These financial advantages may better position such hospitals to maintain more modern and technologically upgraded facilities and equipment and offer services more specialized than those available at our hospitals.

The number and quality of the physicians on a hospital’s staff is an important factor in a hospital’s competitive position. Physicians decide whether a patient is admitted to the hospital and the procedures to be performed. Admitting physicians may be on the medical staffs of other hospitals in addition to those of our hospitals. We attempt to attract our physicians’ patients to our hospitals by offering quality services and facilities, convenient locations and state-of-the-art equipment. In addition, CMS publicizes on its Hospital Compare website data that hospitals submit in connection with Medicare reimbursement claims, including performance data related to quality measures and patient satisfaction surveys. Federal law provides for the future expansion of the number of quality measures that must be reported. Additional quality measures and other future trends toward clinical transparency may have a potential impact on our competitive position and patient volumes in ways that we are unable to predict. In addition, as a result of the Reform Legislation, hospitals must either make public a list of their standard charges, or their policies for allowing the public to view a list of these charges in response to an inquiry.

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

Corporate Integrity Agreement

On August 4, 2014, we announced that we had entered into a civil settlement with the U.S. Department of Justice, other federal agencies and identified relators that concluded previously announced investigations and litigation related to short stay admissions through emergency departments at certain of our affiliated hospitals. See the “Legal Proceedings” discussion in Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 for further discussion of the background of this matter and details of the settlement. In addition to the amounts paid in the settlement, we executed a five-year Corporate Integrity Agreement, or CIA, with the OIG that has been incorporated into our existing and comprehensive compliance program.

The compliance measures and reporting and auditing requirements contained in the CIA include:

•	continuing the duties and activities of our Corporate Compliance Officer, Corporate Compliance Work Group, and Facility Compliance Officers and committees;

•	maintaining our written Code of Conduct, which sets forth our commitment to full compliance with all statutes, regulations, and guidelines applicable to federal healthcare programs;

•	maintaining our written policies and procedures addressing the operation of our Compliance Program, including adherence to medical necessity and admissions standards for inpatient hospital stays;

•	continuing our general compliance training;

•	providing specific training for appropriate personnel on billing, case management and clinical documentation;

•	engaging an independent third party to perform an annual review of our compliance with the CIA;

•	continuing our Confidential Disclosure Program and hotline to enable employees or others to disclose issues or questions regarding possible inappropriate policies or behavior;

•	enhancing our screening program to ensure that we do not hire or engage employees or contractors who are ineligible persons for federal healthcare programs;

•	reporting any material deficiency which resulted in an overpayment to us by a federal healthcare program; and

•	submitting annual reports to the OIG which describe in detail the operations of our corporate Compliance Program for the past year.

Material, uncorrected violations of the CIA could lead to our suspension or disbarment from participation in Medicare, Medicaid and other federal and state healthcare programs and repayment obligations. In addition, we will be subject to possible civil penalties for failure to substantially comply with the terms of the CIA, including stipulated penalties ranging between $1,000 to $2,500 per day. We will also be subject to a stipulated penalty of $50,000 for each false certification by us or on our behalf as required by the reporting provisions of the CIA. The CIA increases the amount of information we must provide to the federal government regarding our healthcare practices and our compliance with federal regulations. The reports we provide in connection with the CIA could result in greater scrutiny by regulatory authorities. We believe our existing Compliance Program addresses compliance with the operational terms of the CIA.

Employees and Medical Staff

At December 31, 2014, we had approximately 135,000 employees, including approximately 32,000 part-time employees. References herein to “employees” refer to employees of our affiliates. We are subject to various state and federal laws that regulate wages, hours, benefits and other terms and conditions relating to employment. At December 31, 2014, certain employees at 32 of our hospitals are represented by various labor unions. It is likely that union organizing efforts will take place at additional hospitals in the future. We consider our employee relations to be good and have not experienced work stoppages that have materially, adversely affected our business or results of operations. Our hospitals, like most hospitals, have experienced rising labor costs. In some markets, nurse and medical support personnel availability has become a significant operating issue to healthcare providers. To address this challenge, we have implemented several initiatives to improve retention, recruiting, compensation programs and productivity.

Our hospitals are staffed by licensed physicians, including both employed physicians and physicians who are not employees of our hospitals. Some physicians provide services in our hospitals under contracts, which generally describe a term of service, provide and establish the duties and obligations of such physicians, require the maintenance of certain performance criteria and fix compensation for such services. Any licensed physician may apply to be accepted to the medical staff of any of our hospitals, but the hospital’s medical staff and the appropriate governing board of the hospital, in accordance with established credentialing criteria, must approve acceptance to the staff. Members of the medical staffs of our hospitals often also serve on the medical staffs of other hospitals and may terminate their affiliation with one of our hospitals at any time.

We may be required to continue to enhance wages and benefits to recruit and retain nurses and other medical support personnel or to hire more expensive temporary or contract personnel. As a result, our labor costs could increase. We also depend on the available labor pool of semi-skilled and unskilled employees in each of the markets in which we operate. Certain proposed changes in federal labor laws and the National Labor Relations Board’s pending modification of its election procedures could increase the likelihood of employee unionization attempts. To the extent a significant portion of our employee base unionizes, our costs could increase significantly. In addition, the states in which we operate could adopt mandatory nurse-staffing ratios or could reduce mandatory nurse-staffing ratios already in place. State-mandated nurse-staffing ratios could significantly affect labor costs, and have an adverse impact on revenues if we are required to limit patient admissions in order to meet the required ratios.

Professional Liability Claims

As part of our business of owning and operating hospitals, we are subject to legal actions alleging liability on our part. To cover claims arising out of the operations of hospitals, we maintain professional malpractice liability insurance and general liability insurance on a claims made basis in excess of those amounts for which we are self-insured, in amounts we believe to be sufficient for our operations. We also maintain umbrella liability coverage for claims which, due to their nature or amount, are not covered by our other insurance policies. However, our insurance coverage does not cover all claims against us or may not continue to be available at a reasonable cost for us to maintain adequate levels of insurance. For a further discussion of our insurance coverage, see our discussion of professional liability claims in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K.

Environmental Matters

We are subject to various federal, state and local laws and regulations governing the use, discharge and disposal of hazardous materials, including medical and pharmaceutical waste products. We do not currently expect compliance with these laws and regulations to have a material adverse effect on us. It is possible, however, that environmental issues may arise in the future which we cannot now predict.

We are insured for damages of personal property or environmental injury arising out of environmental impairment for both above ground and underground storage tank issues under one insurance policy for all of our hospitals. Our policy coverage is $5 million per occurrence with a $50,000 deductible and a $20 million annual aggregate. This policy also provides pollution legal liability coverage.

Item 1A.    Risk Factors

Our business faces a variety of risks. If any of the events or circumstances described in any of the following risk factors occurs, our business, results of operations or financial condition could be materially and adversely affected, and our actual results may differ materially from those predicted in any forward-looking statements we make in any public disclosures. Additional factors that could affect our business, results of operations and financial condition are discussed elsewhere in this Report (including in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Form 10-K). Additional risks or uncertainties not presently known to us, or that we currently deem immaterial, also may adversely affect our business, results of operations and financial condition.

Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under the agreements relating to our indebtedness.

We have a significant amount of indebtedness, which is more fully described in the Capital Resources section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Notes to our Consolidated Financial Statements included under Item 8 of this Form 10-K. As of December 31, 2014, our total indebtedness was approximately $16.9 billion. Our leverage could have important consequences for you, including the following:

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

•	the debt service requirements of our indebtedness could make it more difficult for us to satisfy our financial obligations;

•	some of our borrowings, including borrowings under our credit facility, accrue interest at variable rates, exposing us to the risk of increased interest rates;

•	it may limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to our competitors that have less debt; and

•	we may be vulnerable in a downturn in general economic conditions or in our business, or we may be unable to carry out capital spending that is important to our growth.

We may not be able to generate sufficient cash to service all of our indebtedness, and we may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or to refinance our indebtedness depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to financial, business and other factors beyond our control. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, including those required for operating our existing hospitals, for integrating our historical acquisitions or for future acquisitions. We also may be forced to sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot assure you that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our existing or future debt agreements, including our credit facility and the indentures governing our outstanding notes. For example, our credit facility and the indentures governing our outstanding notes restrict our ability to dispose of assets and use the proceeds from any dispositions. We may not be able to consummate those dispositions and any proceeds we receive may not be adequate to meet any debt service obligations then due.

In addition, we are a holding company with no direct operations. Our principal assets are the equity interests we hold in our operating subsidiaries. As a result, we are dependent upon dividends and other payments from our subsidiaries to generate the funds necessary to meet our outstanding debt service and other obligations. Our subsidiaries may not generate sufficient cash from operations to enable us to make principal and interest payments on our indebtedness. In addition, any payments of dividends, distributions, loans or advances to us by our subsidiaries could be subject to legal and contractual restrictions.

Restrictive covenants in the agreements governing our indebtedness may adversely affect us.

Our credit facility and the indentures governing our outstanding notes contain various covenants that limit our ability to take certain actions, including our ability to:

•	incur, assume or guarantee additional indebtedness;

•	issue redeemable stock and preferred stock;

•	repurchase capital stock;

•	make restricted payments, including paying dividends and making certain loans and investments;

•	redeem debt that is subordinated in right of payment to our outstanding notes;

•	create liens;

•	sell or otherwise dispose of assets, including capital stock of subsidiaries;

•	enter into agreements that restrict dividends from subsidiaries;

•	merge, consolidate, sell or otherwise dispose of substantially all our assets;

•	enter into transactions with affiliates; and

•	guarantee certain obligations.

In addition, our credit facility contains restrictive covenants and requires us to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet these restrictive covenants and financial ratios and tests may be affected by events beyond our control, and we cannot assure you that we will meet those tests.

A breach of any of these covenants could result in a default under our credit facility and the indentures governing our outstanding notes. Upon the occurrence of an event of default under our credit facility or the indentures governing our outstanding notes, all amounts outstanding under our credit facility and our outstanding notes may become immediately due and payable and all commitments under the credit facility to extend further credit may be terminated.

Despite current indebtedness levels, we may be able to incur substantially more debt. This could further exacerbate the risks described above.

We and our subsidiaries have the ability to incur substantial additional indebtedness in the future, subject to restrictions contained in our credit facilities and the indentures governing our outstanding notes. Our credit facility as well as a separate receivables facility provide for commitments and borrowings of up to approximately $8.9 billion in the aggregate, of which approximately $7.8 billion is outstanding at December 31, 2014. Our credit facility also gives us the ability to provide for one or more additional tranches of term loans and increases in our revolver in the aggregate principal amount of up to the greater of (x) $1.5 billion and (y) an amount such that our senior secured net leverage ratio would not exceed 4.0:1.0 without the consent of the existing lenders if specified criteria are satisfied. If new debt is added to our current debt levels, the related risks that we now face could be further exacerbated.

Failure to continue to achieve expected benefits of the HMA merger and to continue to integrate HMA’s operations with ours could adversely affect us.

We have achieved synergies, and believe that we will achieve additional synergies, from the HMA merger as a result of eliminating duplicate corporate functions and centralizing many support functions. However, we cannot be certain whether, and to what extent, efficiencies and cost savings in connection with the HMA merger will continue to be achieved in the future. For example, costs associated with HMA’s legal proceedings and other loss contingencies may be greater than expected, and could exceed the amount of any reduction in payment under the contingent value rights, or CVRs, issued in the HMA merger to HMA stockholders. In addition, in order to continue to obtain the benefits of the merger, we must continue the integration of HMA’s operations. Such integration may be complex and the failure to do so efficiently and effectively may negatively affect earnings.

We are the subject of legal proceedings that, if resolved unfavorably, could have an adverse effect on us, and we may be subject to other loss contingencies, both known and unknown.

We are a party to various legal, regulatory and governmental proceedings and other related matters. Those proceedings include, among other things, government investigations. In addition, we are and may become subject to other loss contingencies, both known and unknown, which may relate to past, present and future facts, events, circumstances and occurrences. Should an unfavorable outcome occur in some or all of our legal, regulatory or governmental proceedings or other loss contingencies, or if successful claims and other actions are brought against us in the future, there could be an adverse impact on our financial position, results of operations and liquidity.

In particular, government investigations, as well as qui tam lawsuits, may lead to significant fines, penalties, damages payments or other sanctions, including exclusion from government healthcare programs. Settlements of lawsuits involving Medicare and Medicaid issues routinely require both monetary payments and corporate integrity agreements, each of which could have an adverse effect on our business, financial condition, results of operations and/or cash flows.

If competition decreases our ability to acquire additional hospitals on favorable terms, we may be unable to execute our acquisition strategy.

An important part of our business strategy is to acquire two to four hospitals each year. However, not-for-profit hospital systems and other for-profit hospital companies generally attempt to acquire the same type of hospitals as we do. LifePoint Hospitals, Inc. is a principal competitor for acquisitions. Other competitors include HCA Holdings, Inc., Universal Health Services, Inc., other-non public, for profit hospitals and local market hospitals. Some of our competition for acquisitions have greater financial resources than we have. Furthermore, some hospitals are sold through an auction process, which may result in higher purchase prices than we believe are reasonable. Therefore, we may not be able to acquire additional hospitals on terms favorable to us.

If we fail to improve the operations of acquired hospitals, we may be unable to achieve our growth strategy.

Many of the hospitals we have acquired had lower operating margins than we do and operating losses incurred prior to the time we acquired them. Future acquired hospitals may have similar financial performance issues. In the past, we have occasionally experienced delays in improving the operating margins or effectively integrating the operations of acquired hospitals. In the future, if we are unable to improve the operating margins of acquired hospitals, operate them profitably, or effectively integrate their operations, we may be unable to achieve our growth strategy.

If we acquire hospitals with unknown or contingent liabilities, we could become liable for material obligations.

Hospitals that we have acquired, or in the future could acquire, may have unknown or contingent liabilities, including liabilities for failure to comply with healthcare laws and regulations. Although we generally seek indemnification from sellers covering these matters, we may nevertheless have material liabilities for past activities of acquired hospitals.

State efforts to regulate the construction, acquisition or expansion of healthcare facilities could limit our ability to build or acquire additional healthcare facilities, renovate our facilities or expand the breadth of services we offer.

Some states require prior approval for the construction or acquisition of healthcare facilities or for the expansion of healthcare facilities and services. In evaluating a proposal, these states consider the need for additional or expanded healthcare facilities or services. Some states in which we operate require a CON or other prior approval for capital expenditures exceeding a prescribed amount, changes in bed capacity or services and some other matters. If we are not able to obtain required CONs or other prior approvals, we would not be able to operate, replace or expand our facilities or expand the breadth of services we offer. Furthermore, if a CON or other prior approval upon which we relied to invest in construction of a replacement or expanded facility were to be revoked or lost through an appeal process, we may not be able to recover the value of our investment.

State efforts to regulate the sale of hospitals operated by not-for-profit entities could prevent us from acquiring additional hospitals and executing our business strategy.

Many states have adopted legislation regarding the sale or other disposition of hospitals operated by not-for-profit entities. In some states that do not have specific legislation, the attorneys general have demonstrated an interest in these transactions under their general obligation to protect the use of charitable assets. These legislative and administrative efforts focus primarily on the appropriate valuation of the assets divested and the use of the proceeds of the sale by the non-profit seller. While these review and, in some instances, approval processes can add additional time to the closing of a hospital acquisition, we have not had any significant difficulties or delays in completing acquisitions. However, future state actions could seriously delay or even prevent our ability to acquire hospitals.

If we are unable to effectively compete for patients, local residents could use other hospitals and healthcare providers.

The healthcare industry is highly competitive. In addition to the competition we face for acquisitions and physicians, we must also compete with other hospitals and healthcare providers for patients. The competition among hospitals and other healthcare providers for patients has intensified in recent years. However, the majority of our hospitals are located in non-urban service areas where we are the sole provider of general acute care health services. As a result, the most significant competition our hospitals face typically comes from hospitals outside of our primary service areas, including hospitals in urban areas that provide more complex services. Patients in our primary service areas may travel to these other hospitals because of physician referrals or their need for services we do not offer, among other reasons. Patients who receive services from these other hospitals may subsequently shift their preferences to those hospitals for the services we provide. Competition for patients is also increasing among other healthcare providers, including outpatient surgery, orthopedic, oncology and diagnostic centers. Some of our competitors are implementing physician alignment strategies, such as employing physicians, acquiring physician practice groups, and participating in ACOs or other clinical integration models, which may enhance their competitive position.

At December 31, 2014, 55 of our hospitals competed with more than one other hospital in their respective primary service areas. In most markets in which we are not the sole provider of general acute care health services, our primary competitor is a not-for-profit hospital. These hospitals are owned by tax-supported governmental agencies or not-for-profit entities supported by endowments and charitable contributions. They do not pay income or property taxes, and can make capital expenditures without paying sales tax. These financial advantages may better position these hospitals to maintain more modern and technologically upgraded facilities and equipment and offer services more specialized than those available at our hospitals. If our competitors are better able to attract patients with these offerings, we may experience an overall decline in patient volume.

Trends toward clinical transparency and value-based purchasing may have an unanticipated impact on our competitive position and patient volumes. The CMS Hospital Compare website makes available to the public certain data that hospitals submit in connection with Medicare reimbursement claims, including performance data related to quality measures and patient satisfaction surveys. Federal law provides for the future expansion of the number of quality measures that must be reported. Further, every hospital must establish and update annually a public listing of the hospital’s standard charges for items and services or publish its policies for allowing the public to view a list of these charges in response to an inquiry. If any of our hospitals achieve poor results (or results that are lower than our competitors) on these quality measures or on patient satisfaction surveys, or if our standard charges are higher than our competitors, we may attract fewer patients.

We expect these competitive trends to continue. If we are unable to compete effectively with other hospitals and other healthcare providers, local residents may seek healthcare services at providers other than our hospitals and affiliated businesses.

The failure to obtain our medical supplies at favorable prices could cause our operating results to decline.

We have a participation agreement with HealthTrust, a GPO. The current term of this agreement expires in January 2016, with automatic renewal terms of one year unless either party terminates by giving notice of non-renewal. GPOs attempt to obtain favorable pricing on medical supplies with manufacturers and vendors, sometimes by negotiating exclusive supply arrangements in exchange for discounts. To the extent these exclusive supply arrangements are challenged or deemed unenforceable, we could incur higher costs for our medical supplies obtained through HealthTrust. Higher costs could cause our operating results to decline. Also, there can be no assurance that our arrangement with HealthTrust will provide the discounts we expect to achieve.

If the fair value of our reporting units declines, a material non-cash charge to earnings from impairment of our goodwill could result.

At December 31, 2014, we had approximately $8.9 billion of goodwill recorded on our books, including approximately $4.5 billion of goodwill resulting from the acquisition of HMA. We expect to recover the carrying value of this goodwill through our future cash flows. On an ongoing basis, we evaluate, based on the fair value of our reporting units, whether the carrying value of our goodwill is impaired. If the carrying value of our goodwill is impaired, we may incur a material non-cash charge to earnings during the period in which the impairment is determined.

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

We are subject to uncertainties regarding healthcare reform.

The U.S. Congress and certain state legislatures have introduced and passed a large number of proposals and legislation designed to make major changes in the healthcare system, including changes that increased access to health insurance. The Reform Legislation, mandates that substantially all U.S. citizens maintain medical insurance coverage and expands health insurance coverage through a combination of public program expansion and private sector health insurance reforms. Based on projections issued by the CBO in January 2015, the incremental insurance coverage due to the Reform Legislation could result in 27 million formerly uninsured Americans gaining coverage by the end of 2025.

As the number of persons with access to health insurance in the U.S. increases, there may be a resulting increase in the number of patients using our facilities who have health insurance coverage. We operate hospitals in nine of the 10 states that, prior to enactment of the Reform Legislation, had the highest percentage of nonelderly uninsured people from among the state’s nonelderly population. More broadly, the 28 states in which we operate hospitals that are included in continuing operations include 25 of the 30 states with the highest percentage of nonelderly uninsured people from among the state’s nonelderly population.

States may opt out of the Medicaid coverage expansion provisions of the Reform Legislation without losing existing federal Medicaid funding. A number of states have opted out of the Medicaid coverage expansion provisions, but could ultimately decide to expand their programs at a later date. At our hospitals in these states, the number of uninsured patients will likely decline by a smaller margin than we initially expected when the Reform Legislation was first adopted. Of the 28 states in which we operate hospitals that are included in continuing operations, 13 states are expanding their Medicaid programs. At this time, the other 15 states are not, including Florida, Tennessee and Texas, where we operated a significant number of hospitals as of December 31, 2014. Some states that have opted out are evaluating options such as waiver plans to operate an alternative Medicaid expansion plan.

The Reform Legislation also makes a number of changes to Medicare and Medicaid that could adversely impact the reimbursement our facilities receive under these programs, such as reductions to the Medicare annual market basket update for federal fiscal years 2010 through 2019, a productivity offset to the Medicare market basket update which began October 1, 2011, and a reduction to the Medicare and Medicaid disproportionate share payments. The various provisions in the Reform Legislation that directly or indirectly affect reimbursement take effect over a number of years. Despite these provisions, over time, we believe the net impact of the Reform Legislation on our net operating revenue will be positive, and that the Reform Legislation had a positive impact on our operating revenues during 2014.

Also included in the Reform Legislation are provisions aimed at reducing fraud, waste and abuse in the healthcare industry. These provisions allocate significant additional resources to federal enforcement agencies and expand the use of private contractors to recover potentially inappropriate Medicare and Medicaid payments. The Reform Legislation amends several existing federal laws, including the federal anti-kickback statute and the FCA, making it easier for government agencies and private plaintiffs to prevail in lawsuits brought against healthcare providers. These amendments also make it easier for potentially severe fines and penalties to be imposed on healthcare providers accused of violating applicable laws and regulations.

The Reform Legislation remains subject to legislative efforts to repeal or modify the law and a number of court challenges to its constitutionality and interpretation. For example, the U.S. Supreme Court will hear King v. Burwell during the 2015 session, which challenges the extension of premium subsidies to health insurance policies purchased through federally-operated health insurance exchanges. If decided in favor of the plaintiffs, who contend that subsidies must be limited to state-operated exchanges, the case could make it more difficult for uninsured individuals in states that do not operate an exchange to purchase coverage and otherwise significantly affect implementation of the Reform Legislation, in a manner that results in less than projected numbers of newly insured individuals.

Because of the many variables involved, including clarifications and modifications resulting from the rule-making process, legislative efforts to repeal or modify the law, court challenges, the development of agency guidance and future judicial interpretations, whether and how many states ultimately decide to expand Medicaid coverage, the number of uninsured who elect to purchase health insurance coverage, budgetary issues at federal and state levels, and the potential for delays in the implementation of the Reform Legislation, we may not be able to realize the positive impact the Reform Legislation may have on our business, results of operations, cash flow, capital resources and liquidity. Furthermore, we cannot predict whether we will be able to modify certain aspects of our operations to offset any potential adverse consequences from the Reform Legislation.

If federal or state healthcare programs or managed care companies reduce the payments we receive as reimbursement for services we provide, or if insured individuals move from traditional private health insurance plans to those with greater coverage exclusions or narrower networks, our net operating revenues may decline.

In 2014, 35.5% of our operating revenues, net of contractual allowances and discounts (but before the provision for bad debts), came from the Medicare and Medicaid programs. Federal healthcare expenditures continue to increase and state governments continue to face budgetary shortfalls as a result of current economic conditions and increasing Medicaid enrollment. As a result of such events and also pursuant to the Reform Legislation, federal and state governments have made, and continue to make, significant changes in the Medicare and Medicaid programs, including reductions in reimbursement levels and supplemental payment programs like disproportionate share payments. Some of these changes have decreased, or could decrease, the amount of money we receive for our services relating to these programs.

In addition, insurance and managed care companies and other third parties from whom we receive payment for our services increasingly are attempting to control healthcare costs by requiring hospitals to discount payments for their services in exchange for exclusive or preferred participation in their benefit plans. If this trend continues, our inability to negotiate increased reimbursement rates or maintain existing rates may reduce the payments we receive for our services. Further, some individuals may move from existing coverage under health insurance plans with higher reimbursement rates for our services and lower co-pays and deductibles to plans, such as those purchased on the health insurance exchanges, that may provide lower reimbursement for our services, higher co-pays and deductibles or even exclusion of our hospitals and employed physicians from coverage.

If we fail to comply with extensive laws and government regulations, including fraud and abuse laws, we could suffer penalties or be required to make significant changes to our operations.

The healthcare industry is governed by laws and regulations at the federal, state and local government levels. These laws and regulations include standards addressing, among other issues, the adequacy of medical care, equipment, personnel, operating policies and procedures; billing and coding for services; properly handling overpayments; classification of levels of care provided; preparing and filing of cost reports; relationships with referral sources and referral recipients; maintenance of adequate records; compliance with building codes; environmental protection; and privacy and security. Examples of these laws include, but are not limited to, HIPAA, the federal Stark Law, the federal anti-kickback statute, the federal FCA, the Emergency Medical

Treatment and Active Labor Act and similar state laws. If we fail to comply with applicable laws and regulations we could suffer civil sanctions and criminal penalties, including the loss of our operating licenses and our ability to participate in the Medicare, Medicaid and other federal and state healthcare programs.

In addition, there are heightened coordinated civil and criminal enforcement efforts by both federal and state government agencies relating to the healthcare industry, including the hospital segment. Recent enforcement actions have focused on financial arrangements between hospitals and physicians, billing for services without adequately documenting medical necessity and billing for services outside the coverage guidelines for such services. Specific to our hospitals, we have received inquiries and subpoenas from various governmental agencies regarding these and other matters, and we are also subject to various claims and lawsuits relating to such matters. For a further discussion of these matters, see “Legal Proceedings” in Part I, Item 3 of this Form 10-K.

In the future, evolving interpretations or enforcement of these laws and regulations could subject our current practices to allegations of impropriety or illegality or could require us to make changes in our facilities, equipment, personnel, services, capital expenditure programs and operating expenses.

If we become subject to significant legal actions, we could be subject to substantial uninsured liabilities or increased insurance costs.

In recent years, physicians, hospitals and other healthcare providers have become subject to an increasing number of legal actions alleging malpractice, product liability, or related legal theories. Even in states that have imposed caps on damages, litigants are seeking recoveries under new theories of liability that might not be subject to the caps on damages. Many of these actions involve large claims and significant defense costs. To protect us from the cost of these claims, we maintain claims made professional malpractice liability insurance and general liability insurance coverage in excess of those amounts for which we are self-insured. This insurance coverage is in amounts that we believe to be sufficient for our operations, however, our insurance coverage may not continue to be available at a reasonable cost for us to maintain adequate levels of insurance. Additionally, our insurance coverage does not cover all claims against us, such as fines, penalties, or other damage and legal expense payments resulting from qui tam lawsuits.

If we experience growth in self-pay volume and revenues, our financial condition or results of operations could be adversely affected.

Like others in the hospital industry, we have experienced an increase in our provision for bad debts as a percentage of net operating revenues due to a growth in self-pay volume and revenues. Although we continue to seek ways of improving point of service collection efforts and implementing appropriate payment plans with our patients, if we experience growth in self-pay volume and revenues, our results of operations could be adversely affected. We may also be adversely affected by the growth in patient responsibility accounts as a result of increases in the adoption of plan structures, including health savings accounts, narrow networks and tiered networks, that shift greater responsibility for care to individuals through greater exclusions and copayment and deductible amounts. Further, our ability to improve collections for self-pay patients may be limited by statutory, regulatory and investigatory initiatives, including private lawsuits directed at hospital charges and collection practices for uninsured and underinsured patients. In addition, a deterioration of economic conditions in the United States could potentially lead to higher levels of uninsured patients, result in higher levels of patients covered by lower paying government programs and/or result in fiscal uncertainties at both government payors and private insurers.

The failure of certain employers, or the closure of certain manufacturing and other facilities in our markets, can have a disproportionate impact on our hospitals.

The economies in the non-urban communities in which our hospitals primarily operate are often dependent on a small number of large employers, especially manufacturing or other facilities. These employers often provide income and health insurance for a disproportionately large number of community residents who may depend on our hospitals for care. The failure of one or more large employers, or the closure or substantial reduction in the number of individuals employed at manufacturing or other facilities located in or near many of the non-urban communities in which our hospitals primarily operate, could cause affected employees to move elsewhere for employment or lose insurance coverage that was otherwise available to them. The occurrence of these events may cause a reduction in our revenues and adversely impact our results of operations.

If there are delays in regulatory updates by governmental entities to federal and state healthcare programs, we may experience increased volatility in our operating results as such delays may result in a timing difference between when such program revenues are earned and when they become known or estimable for purposes of accounting recognition.

We derive a significant amount of our net operating revenues from governmental healthcare programs, primarily Medicare and Medicaid. The reimbursements due to us from those programs are subject to legislative and regulatory changes that can have a significant impact on our operating results. When delays occur in the implementation of regulations or passage of legislation, there is the potential for material increases or decreases in operating revenues to be recognized in periods subsequent to when such related services were performed, resulting in the potential for an adverse effect on our consolidated financial position and consolidated results of operations.

If our adoption and utilization of electronic health record systems fails to achieve the required measures for meaningful use, our consolidated results of operations could be adversely affected.

As a result of HITECH, eligible hospitals and healthcare professionals can receive incentive payments for their adoption and meaningful use of certified electronic health records, or EHR, technology. The implementation of EHR that meets the meaningful use criteria requires a significant capital investment, and we intend to offset some of these costs by maximizing our receipt of incentive payments. In federal fiscal year 2015, eligible hospitals and professionals that fail to demonstrate meaningful use of certified EHR technology will be subject to reduced reimbursement from Medicare. Thus, if our hospitals and employed professionals are unable to meet the requirements for participation in the incentive payment program, we will not be eligible to receive incentive payments that could offset some of the costs of implementing EHR systems, and we would be subject to penalties that could have an adverse effect on our consolidated financial position and consolidated results of operations.

If our development and implementation of information systems to comply with ICD-10 coding is not effective or is not implemented timely, our consolidated results of operations could be adversely affected.

All healthcare providers covered by HIPAA, including our hospitals, are required to transition by October 1, 2015 to the ICD-10 code set to report medical diagnoses and inpatient procedures. ICD-10 significantly expands the number of and detail in the codes used to bill providers for inpatient services. We are in the process of transitioning all of our hospitals to the ICD-10 coding system, which involves a significant capital investment in technology and coding of our information systems, as well as significant costs related to training of hospital staff involved with coding and billing. These ICD-10 transition costs, along with any difficulty or delays in transitioning our coding and billing processes to this significantly more detailed code set, could have an adverse effect on our consolidated results of operations and cash flows. The potential for delay in billing and collection on patient receivables could also have an adverse effect on the quality of receivables that serve as collateral for borrowings under our receivables facility, resulting in a potential default or repayment of outstanding borrowings.

A cybersecurity attack or security breach could cause a loss of confidential data, give rise to remediation and other expenses, expose us to liability under HIPAA, consumer protection laws or other common law theories, subject us to litigation and federal and state governmental inquiries, damage our reputation, and otherwise be disruptive to our business.

We rely extensively on our computer systems to manage clinical and financial data, communicate with our patients, payors, vendors and other third parties and summarize and analyze operating results. We have made significant investments in technology to adopt and utilize EHRs and to become meaningful users of health information technology. During the second quarter of 2014, our computer network was the target of an external, criminal cyber-attack in which the attacker successfully copied and transferred certain data outside the Company. This data included certain non-medical patient identification data (such as patient names, addresses, birthdates, telephone numbers and social security numbers) considered protected under HIPAA, but did not include patient credit card, medical or clinical information. We incurred certain expenses to remediate and investigate this matter and expect to continue to incur expenses of this nature in the foreseeable future. We also have been subject to multiple purported class action lawsuits in connection with the cyber-attack, and may be subject to additional litigation, potential governmental inquiries and potential reputation damages.

In spite of our security measures, there can be no assurance that we will not be subject to additional cyber-attacks in the future. Such attacks could result in loss of protected health information or other data subject to privacy laws or disrupt our information technology systems or business. We continue to prioritize cybersecurity and the continued development and enhancement of our controls, processes and practices designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access. As cyber-threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. If we are subject to additional cyber-attacks or security breaches in the future, this could have an adverse impact on our business, financial condition or results of operations.

A pandemic, epidemic or outbreak of a contagious disease, such as the Ebola virus, in the markets in which we operate or that otherwise impacts our facilities could adversely impact our business.

If a pandemic or other public health crisis were to affect our markets, our business could be adversely affected. Such a crisis could diminish the public trust in healthcare facilities, especially hospitals that fail to accurately or timely diagnose, or that are treating (or have treated) patients affected by contagious diseases. If any of our facilities were involved in treating patients for such a contagious disease, other patients might cancel elective procedures or fail to seek needed care at our facilities. Further, a pandemic might adversely impact our business by causing a temporary shutdown or diversion of patients, by disrupting or delaying production and delivery of materials and products in the supply chain or by causing staffing shortages in our facilities. Although we have disaster plans in place and operate pursuant to infectious disease protocols, the potential impact of a pandemic, epidemic or outbreak of a contagious disease, such as the Ebola virus, with respect to our markets or our facilities is difficult to predict and could adversely impact our business.

Our performance depends on our ability to recruit and retain quality physicians.

The success of our healthcare facilities depends in part on the number and quality of the physicians on the medical staffs of our healthcare facilities, the admitting and utilization practices of those physicians, maintaining good relations with those physicians and controlling costs related to the employment of physicians. Although we employ some physicians, physicians are often not employees of the healthcare facilities at which they practice and, in many of the markets we serve, most physicians have admitting privileges at other healthcare facilities in addition to our healthcare facilities. Such physicians may terminate their affiliation with our healthcare facilities at any time. If we are unable to provide adequate support personnel or technologically advanced equipment and facilities that meet the needs of those physicians and their patients, they may be discouraged from referring patients to our facilities, admissions may decrease and our operating performance may decline.

Our labor costs could be adversely affected by competition for staffing, the shortage of experienced nurses and labor union activity.

In addition to our physicians, the operations of our hospitals are dependent on the efforts, abilities and experience of our management and medical support personnel, such as nurses, pharmacists and lab technicians. We compete with other healthcare providers in recruiting and retaining qualified management and support personnel responsible for the daily operations of our hospitals, including nurses and other non-physician healthcare professionals. In some markets, the availability of nurses and other medical support personnel has been a significant operating issue to healthcare providers. We may be required to continue to enhance wages and benefits to recruit and retain nurses and other medical support personnel or to hire more expensive temporary or contract personnel. In addition, the states in which we operate could adopt mandatory nurse-staffing ratios or could reduce mandatory nurse-staffing ratios already in place. State-mandated nurse-staffing ratios could significantly affect labor costs and have an adverse impact on revenues if we are required to limit admissions in order to meet the required ratios.

Increased or ongoing labor union activity is another factor that could adversely affect our labor costs or otherwise adversely impact us. To the extent a significant portion of our employee base unionizes, our labor costs could increase significantly. In addition, when negotiating collective bargaining agreements with unions, whether such agreements are renewals or first contracts, there is the possibility that strikes could occur during the negotiation process, and our continued operation during any strikes could increase our labor costs and otherwise adversely impact us.

If our labor costs increase, we may not be able to raise rates to offset these increased costs. Because a significant percentage of our revenues consists of fixed, prospective payments, our ability to pass along increased labor costs is constrained. In the event we are not entirely effective at recruiting and retaining qualified management, nurses and other medical support personnel, or in controlling labor costs, this could have an adverse effect on our results of operations.

The industry trend towards value-based purchasing may negatively impact our revenues.

There is a trend in the healthcare industry toward value-based purchasing of healthcare services. These value-based purchasing programs include both public reporting of quality data and preventable adverse events tied to the quality and efficiency of care provided by facilities. Governmental programs including Medicare and Medicaid require hospitals to report certain quality data to receive full reimbursement updates, and Medicare does not reimburse for care related to certain preventable adverse events, known as hospital-acquired conditions, or HACs.

The Reform Legislation contains a number of provisions intended to promote value-based purchasing. For example, it prohibits the use of federal funds under the Medicaid program to reimburse providers for medical assistance provided to treat HACs. As of federal fiscal year 2015, hospitals that fall into the top 25% of national risk-adjusted HAC rates for all hospitals in the previous year will receive a 1% reduction in their total Medicare payments. The Reform Legislation also reduces payments for all inpatient discharges for hospitals that experience excessive readmissions for conditions designated by HHS.

HHS has implemented a value-based purchasing program for inpatient hospital services in which it reduces inpatient hospital payments for all discharges by a required percentage and pools the amount collected from these reductions to fund payments to reward hospitals that meet or exceed certain quality performance standards established by HHS.

Recently, HHS indicated that it is particularly focused on tying Medicare payments to quality or value through alternative payment models, which generally aim to make providers attentive to the total costs of treatment. Examples of alternative payment models include ACOs and bundled-payment arrangements. It is unclear whether such models will successfully coordinate care and reduce costs or whether they will decrease reimbursement. The value-based purchasing trend is not limited to the public sector. Several of the nation’s largest commercial payors have also expressed an intent to increase reliance on value-based reimbursement arrangements. Further, many large commercial payors require hospitals to report quality data, and several commercial payors do not reimburse hospitals for certain preventable adverse events.

We expect value-based purchasing programs, including programs that condition reimbursement on patient outcome measures, to become more common and to involve a higher percentage of reimbursement amounts. We are unable at this time to predict how this trend will affect our results of operations, but it could negatively impact our revenues.

Our revenues are concentrated in a small number of states which will make us particularly sensitive to regulatory and economic changes in those states.

Our revenues are particularly sensitive to regulatory and economic changes in states in which we generate a significant portion of our revenues, including Florida, Pennsylvania, Texas, Indiana and Tennessee. Accordingly, any change in the current demographic, economic, competitive or regulatory conditions in these states could have an adverse effect on our business, financial condition or results of operations. Changes to the Medicaid programs in these states could also have an adverse effect on our business, financial condition, results of operations or cash flows. For example, on October 1, 2014, the Texas Health and Human Services Commission, or THHSC, issued a notice to hospitals participating in the Texas Medicaid Waiver Program. According to the notice, a review conducted by CMS identified certain local government/hospital affiliations it believes may be inconsistent with the waiver. In addition, CMS notified THHSC that it would defer the federal portion of the Medicaid payments associated with the affiliations while it completes the review. CMS released the payment deferral in January 2015, but the review is still occurring. We cannot predict whether the Texas private supplemental Medicaid Waiver Program will continue or guarantee that revenues recognized from the program will not decrease.

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

For each of our hospitals owned or leased as of December 31, 2014, the following table shows its location, the date of its acquisition or lease inception and the number of licensed beds:

Hospital	City	Licensed Beds(1)	Date of Acquisition/Lease Inception	Ownership Type
Alabama
LV Stabler Memorial Hospital	Greenville	72	October, 1994	Owned
South Baldwin Regional Medical Center	Foley	112	June, 2000	Leased
Cherokee Medical Center	Centre	60	April, 2006	Owned
Dekalb Regional Medical Center	Fort Payne	134	April, 2006	Owned
Trinity Medical Center	Birmingham	534	July, 2007	Owned
Flowers Hospital	Dothan	235	July, 2007	Owned
Medical Center Enterprise	Enterprise	131	July, 2007	Owned
Gadsden Regional Medical Center	Gadsden	346	July, 2007	Owned
Crestwood Medical Center	Huntsville	150	July, 2007	Owned
Riverview Regional Medical Center	Gadsden	281	January, 2014	Owned
Stringfellow Memorial Hospital	Anniston	125	January, 2014	Leased
Alaska
Mat-Su Regional Medical Center	Palmer	74	July, 2007	Owned
Arizona
Payson Regional Medical Center	Payson	44	August, 1997	Leased
Western Arizona Regional Medical Center	Bullhead City	139	July, 2000	Owned

Hospital	City	Licensed Beds(1)	Date of Acquisition/Lease Inception	Ownership Type
Northwest Medical Center	Tucson	300	July, 2007	Owned
Northwest Medical Center Oro Valley	Oro Valley	146	July, 2007	Owned
Arkansas
Harris Hospital	Newport	133	October, 1994	Owned
Helena Regional Medical Center	Helena	155	March, 2002	Leased
Forrest City Medical Center	Forrest City	118	March, 2006	Leased
Northwest Health System
Northwest Medical Center – Bentonville	Bentonville	128	July, 2007	Owned
Northwest Medical Center – Springdale	Springdale	222	July, 2007	Owned
Northwest Medical Center – Willow Creek Women’s Hospital	Johnson	64	July, 2007	Owned
Siloam Springs Regional Hospital	Siloam Springs	73	February, 2009	Owned
Medical Center of South Arkansas	El Dorado	166	April, 2009	Leased
Sparks Health System	Fort Smith	492	January, 2014	Owned
Summit Medical Center	Van Buren	103	January, 2014	Leased
California
Barstow Community Hospital	Barstow	30	January, 1993	Owned
Fallbrook Hospital	Fallbrook	47	November, 1998	Operated(2)
Watsonville Community Hospital	Watsonville	106	September, 1998	Owned
Florida
Lake Wales Medical Center	Lake Wales	160	December, 2002	Owned
North Okaloosa Medical Center	Crestview	110	March, 1996	Owned
Bartow Regional Medical Center	Bartow	72	January, 2014	Owned
Bayfront Health Brooksville	Brooksville	120	January, 2014	Leased
Bayfront Health Dade City	Dade City	120	January, 2014	Owned
Bayfront Health Port Charlotte	Port Charlotte	254	January, 2014	Owned
Bayfront Health Punta Gorda	Punta Gorda	208	January, 2014	Owned
Bayfront Health St. Petersburg	St. Petersburg	480	January, 2014	Leased
Bayfront Health Spring Hill	Spring Hill	124	January, 2014	Leased
Heart of Florida Regional Medical Center	Davenport	193	January, 2014	Owned
Highlands Regional Medical Center	Sebring	126	January, 2014	Leased
Lehigh Regional Medical Center	Lehigh Acres	88	January, 2014	Owned
Lower Keys Medical Center	Key West	167	January, 2014	Leased
Physicians Regional Medical Center-Collier Boulevard	Naples	100	January, 2014	Owned
Physicians Regional Medical Center-Pine Ridge	Naples	101	January, 2014	Owned
Santa Rosa Medical Center	Milton	129	January, 2014	Leased
Sebastian River Medical Center	Sebastian	154	January, 2014	Owned
Seven Rivers Regional Medical Center	Crystal River	128	January, 2014	Owned
Shands Lake Shore Regional Medical Center	Lake City	99	January, 2014	Leased
Shands Live Oak Regional Medical Center	Live Oak	25	January, 2014	Owned
Shands Starke Regional Medical Center	Starke	49	January, 2014	Owned
St. Cloud Regional Medical Center	St. Cloud	84	January, 2014	Owned
Venice Regional Medical Center	Venice	312	January, 2014	Owned
Wuesthoff Medical Center – Melbourne	Melbourne	119	January, 2014	Owned
Wuesthoff Medical Center – Rockledge	Rockledge	298	January, 2014	Owned
Munroe Regional Medical Center	Ocala	421	April, 2014	Leased

Hospital	City	Licensed Beds(1)	Date of Acquisition/Lease Inception	Ownership Type
Georgia
Fannin Regional Hospital	Blue Ridge	50	January, 1986	Owned
Trinity Hospital of Augusta	Augusta	231	July, 2007	Leased
Barrow Regional Medical Center	Winder	56	January, 2014	Owned
Clearview Regional Medical Center	Monroe	77	January, 2014	Owned
East Georgia Regional Medical Center	Statesboro	149	January, 2014	Owned
Illinois
Crossroads Community Hospital	Mt. Vernon	57	October, 1994	Owned
Gateway Regional Medical Center	Granite City	343	January, 2002	Owned
Heartland Regional Medical Center	Marion	98	October, 1996	Owned
Red Bud Regional Hospital	Red Bud	31	September, 2001	Owned
Galesburg Cottage Hospital	Galesburg	173	July, 2004	Owned
MetroSouth Medical Center	Blue Island	330	March, 2012	Owned
Vista Medical Center East	Waukegan	228	July, 2006	Owned
Vista Medical Center West (psychiatric and rehabilitation beds)	Waukegan	71	July, 2006	Owned
Union County Hospital	Anna	25	November, 2006	Leased
Indiana
Porter Hospital	Valparaiso	301	May, 2007	Owned
Lutheran Health Network
Bluffton Regional Medical Center	Bluffton	79	July, 2007	Owned
Dupont Hospital	Fort Wayne	131	July, 2007	Owned
Lutheran Hospital	Fort Wayne	396	July, 2007	Owned
Lutheran Musculoskeletal Center	Fort Wayne	39	July, 2007	Owned
Lutheran Rehabilitation Hospital (rehabilitation)	Fort Wayne	36	July, 2007	Owned
St. Joseph’s Hospital	Fort Wayne	191	July, 2007	Owned
Dukes Memorial Hospital	Peru	25	July, 2007	Owned
Kosciusko Community Hospital	Warsaw	72	July, 2007	Owned
Kentucky
Parkway Regional Hospital	Fulton	70	May, 1992	Owned
Three Rivers Medical Center	Louisa	90	May, 1993	Owned
Kentucky River Medical Center	Jackson	55	August, 1995	Leased
Paul B. Hall Regional Medical Center	Paintsville	72	January, 2014	Owned
Louisiana
Byrd Regional Hospital	Leesville	60	October, 1994	Owned
Northern Louisiana Medical Center	Ruston	159	April, 2007	Owned
Lake Area Medical Center	Lake Charles	88	July, 2007	Owned
Mississippi
Wesley Medical Center	Hattiesburg	211	July, 2007	Owned
River Region Health System	Vicksburg	341	July, 2007	Owned
Biloxi Regional Medical Center	Biloxi	198	January, 2014	Leased
Central Mississippi Medical Center	Jackson	429	January, 2014	Leased
Crossgates River Oaks Hospital	Brandon	134	January, 2014	Leased
Gilmore Memorial Regional Medical Center	Amory	95	January, 2014	Owned
Madison River Oaks Medical Center	Canton	67	January, 2014	Owned
Natchez Community Hospital	Natchez	101	January, 2014	Owned
Northwest Mississippi Regional Medical Center	Clarksdale	181	January, 2014	Leased

Hospital	City	Licensed Beds(1)	Date of Acquisition/Lease Inception	Ownership Type
River Oaks Hospital	Flowood	160	January, 2014	Owned
Tri-Lakes Medical Center	Batesville	112	January, 2014	Owned
Woman’s Hospital at River Oaks	Flowood	109	January, 2014	Owned
Natchez Regional Medical Center	Natchez	179	October, 2014	Owned
Missouri
Moberly Regional Medical Center	Moberly	101	November, 1993	Owned
Northeast Regional Medical Center	Kirksville	115	December, 2000	Leased
Poplar Bluff Regional Medical Center	Poplar Bluff	460	January, 2014	Owned
Twin Rivers Regional Medical Center	Kennett	116	January, 2014	Owned
Nevada
Mesa View Regional Hospital	Mesquite	25	July, 2007	Owned
New Jersey
Memorial Hospital of Salem County	Salem	140	September, 2002	Owned
New Mexico
Mimbres Memorial Hospital	Deming	25	March, 1996	Owned
Eastern New Mexico Medical Center	Roswell	162	April, 1998	Owned
Alta Vista Regional Hospital	Las Vegas	54	April, 2000	Owned
Carlsbad Medical Center	Carlsbad	115	July, 2007	Owned
Lea Regional Medical Center	Hobbs	202	July, 2007	Owned
Mountain View Regional Medical Center	Las Cruces	168	July, 2007	Owned
North Carolina
Martin General Hospital	Williamston	49	November, 1998	Leased
Lake Norman Regional Medical Center	Mooresville	123	January, 2014	Owned
Davis Regional Medical Center	Statesville	130	January, 2014	Owned
Sandhills Regional Medical Center	Hamlet	64	January, 2014	Owned
Ohio
Affinity Medical Center	Massillon	156	July, 2007	Owned
Valleycare System of Ohio
Northside Medical Center	Youngstown	355	October, 2010	Owned
Trumbull Memorial Hospital	Warren	311	October, 2010	Owned
Hillside Rehabilitation Hospital (rehabilitation)	Warren	69	October, 2010	Owned
Oklahoma
Ponca City Medical Center	Ponca City	140	May, 2006	Owned
Deaconess Hospital	Oklahoma City	238	July, 2007	Owned
Woodward Regional Hospital	Woodward	87	July, 2007	Leased
Blackwell Regional Hospital	Blackwell	53	January, 2014	Leased
Clinton Regional Hospital	Clinton	56	January, 2014	Leased
Marshall County Medical Center	Madill	25	January, 2014	Leased
Mayes County Medical Center	Pryor	52	January, 2014	Leased
Medical Center of Southeastern Oklahoma	Durant	148	January, 2014	Owned
Midwest Regional Medical Center	Midwest City	255	January, 2014	Leased
Seminole Medical Center	Seminole	32	January, 2014	Leased
Oregon
McKenzie-Willamette Medical Center	Springfield	113	July, 2007	Owned
Pennsylvania
Commonwealth Health Network
Berwick Hospital	Berwick	101	March, 1999	Owned
Wilkes-Barre General Hospital	Wilkes-Barre	412	April, 2009	Owned

Hospital	City	Licensed Beds(1)	Date of Acquisition/Lease Inception	Ownership Type
First Hospital Wyoming Valley (psychiatric)	Wilkes-Barre	155	April, 2009	Owned
Regional Hospital of Scranton	Scranton	198	May, 2011	Owned
Tyler Memorial Hospital	Tunkhannock	48	May, 2011	Owned
Moses Taylor Hospital	Scranton	217	January, 2012	Owned
Brandywine Hospital	Coatesville	169	June, 2001	Owned
Chestnut Hill Hospital	Philadelphia	130	February, 2005	Owned
Easton Hospital	Easton	238	October, 2001	Owned
Jennersville Regional Hospital	West Grove	63	October, 2001	Owned
Lock Haven Hospital	Lock Haven	47	August, 2002	Owned
Pottstown Memorial Medical Center	Pottstown	232	July, 2003	Owned
Phoenixville Hospital	Phoenixville	151	August, 2004	Owned
Sunbury Community Hospital	Sunbury	89	October, 2005	Owned
Memorial Hospital	York	100	July, 2012	Owned
Carlisle Regional Medical Center	Carlisle	165	January, 2014	Owned
Heart of Lancaster Regional Medical Center	Lititz	148	January, 2014	Owned
Lancaster Regional Medical Center	Lancaster	214	January, 2014	Owned
Sharon Regional Health System	Sharon	258	April, 2014	Owned
South Carolina
Marlboro Park Hospital	Bennettsville	102	August, 1996	Leased
Chesterfield General Hospital	Cheraw	59	August, 1996	Leased
Springs Memorial Hospital	Lancaster	213	November, 1994	Owned
Mary Black Memorial Hospital	Spartanburg	207	July, 2007	Owned
Carolinas Hospital System – Florence	Florence	420	July, 2007	Owned
Carolinas Hospital System – Marion	Mullins	124	July, 2010	Owned
Carolina Pines Regional Medical Center	Hartsville	116	January, 2014	Owned
Chester Regional Medical Center	Chester	82	January, 2014	Leased
Gaffney Medical Center	Gaffney	125	November, 2014	Owned
Tennessee
Lakeway Regional Hospital	Morristown	135	May, 1993	Owned
Regional Hospital of Jackson	Jackson	152	January, 2003	Owned
Dyersburg Regional Medical Center	Dyersburg	225	January, 2003	Owned
Henderson County Community Hospital	Lexington	45	January, 2003	Owned
McKenzie Regional Hospital	McKenzie	45	January, 2003	Owned
McNairy Regional Hospital	Selmer	45	January, 2003	Owned
Volunteer Community Hospital	Martin	100	January, 2003	Owned
Heritage Medical Center	Shelbyville	60	July, 2005	Owned
Sky Ridge Medical Center	Cleveland	351	October, 2005	Owned
Gateway Medical Center	Clarksville	270	July, 2007	Owned
Harton Regional Medical Center	Tullahoma	135	January, 2014	Owned
Jamestown Regional Medical Center	Jamestown	85	January, 2014	Owned
Jefferson Memorial Hospital	Jefferson City	58	January, 2014	Leased
LaFollette Medical Center	LaFollette	66	January, 2014	Leased
Newport Medical Center	Newport	130	January, 2014	Owned
North Knoxville Medical Center	Powell	108	January, 2014	Owned
Physicians Regional Medical Center	Knoxville	401	January, 2014	Owned
Turkey Creek Medical Center	Knoxville	101	January, 2014	Owned
University Medical Center	Lebanon	245	January, 2014	Owned

Hospital	City	Licensed Beds(1)	Date of Acquisition/Lease Inception	Ownership Type
Texas
Big Bend Regional Medical Center	Alpine	25	October, 1999	Owned
Scenic Mountain Medical Center	Big Spring	150	October, 1994	Owned
Hill Regional Hospital	Hillsboro	116	October, 1994	Leased
Lake Granbury Medical Center	Granbury	83	January, 1997	Leased
South Texas Regional Medical Center	Jourdanton	67	November, 2001	Owned
Laredo Medical Center	Laredo	326	October, 2003	Owned
Weatherford Regional Medical Center	Weatherford	103	November, 2006	Leased
Abilene Regional Medical Center	Abilene	231	July, 2007	Owned
Brownwood Regional Medical Center	Brownwood	194	July, 2007	Owned
College Station Medical Center	College Station	167	July, 2007	Owned
Navarro Regional Hospital	Corsicana	162	July, 2007	Owned
Longview Regional Medical Center	Longview	230	July, 2007	Owned
Woodland Heights Medical Center	Lufkin	149	July, 2007	Owned
San Angelo Community Medical Center	San Angelo	171	July, 2007	Owned
DeTar Healthcare System	Victoria	304	July, 2007	Owned
Cedar Park Regional Medical Center	Cedar Park	93	December, 2007	Owned
Tomball Regional Hospital	Tomball	358	October, 2011	Owned
Dallas Regional Medical Center at Galloway	Mesquite	202	January, 2014	Owned
Utah
Mountain West Medical Center	Tooele	44	October, 2000	Owned
Virginia
Southern Virginia Regional Medical Center	Emporia	80	March, 1999	Owned
Southampton Memorial Hospital	Franklin	105	March, 2000	Owned
Southside Regional Medical Center	Petersburg	300	August, 2003	Owned
Washington
Rockwood Health System
Deaconess Hospital	Spokane	388	October, 2008	Owned
Valley Hospital	Spokane Valley	123	October, 2008	Owned
Yakima Regional Medical and Cardiac Center	Yakima	214	January, 2014	Owned
Toppenish Community Hospital	Toppenish	63	January, 2014	Owned
West Virginia
Plateau Medical Center	Oak Hill	25	July, 2002	Owned
Greenbrier Valley Medical Center	Ronceverte	122	July, 2007	Owned
Bluefield Regional Medical Center	Bluefield	92	October, 2010	Owned
Williamson Memorial Hospital	Williamson	76	January, 2014	Owned
Wyoming
Evanston Regional Hospital	Evanston	42	November, 1999	Owned

Total Licensed Beds at December 31, 2014:		31,345

Total Hospitals at December 31, 2014:		207

(1)	Licensed beds are the number of beds for which the appropriate state agency licenses a facility regardless of whether the beds are actually available for patient use.

(2)	We operate this hospital under a lease-leaseback and operating agreement. We recognize all operating statistics, revenues and expenses associated with this hospital in our consolidated financial statements.

The real property of substantially all of our wholly-owned hospitals is also encumbered by mortgages to support obligations under our credit facility and outstanding senior secured notes.

The following table lists the hospitals owned by joint venture entities in which we do not have a consolidating ownership interest, along with our percentage ownership interest in the joint venture entity as of December 31, 2014. Information on licensed beds was provided by the majority owner and manager of each joint venture. A subsidiary of HCA Holdings, Inc. is the majority owner of Macon Healthcare LLC, and a subsidiary of UHS is the majority owner of Summerlin Hospital Medical Center LLC and Valley Health System LLC.

Joint Venture	Facility Name	City	State	Licensed Beds
Macon Healthcare LLC	Coliseum Medical Center (38%)	Macon	GA	250
Macon Healthcare LLC	Coliseum Psychiatric Center (38%)	Macon	GA	60
Macon Healthcare LLC	Coliseum Northside Hospital (38%)	Macon	GA	103
Summerlin Hospital Medical Center LLC	Summerlin Hospital Medical Center (26.1%)	Las Vegas	NV	450
Valley Health System LLC	Desert Springs Hospital (27.5%)	Las Vegas	NV	293
Valley Health System LLC	Valley Hospital Medical Center (27.5%)	Las Vegas	NV	301
Valley Health System LLC	Spring Valley Hospital Medical Center (27.5%)	Las Vegas	NV	237
Valley Health System LLC	Centennial Hills Hospital Medical Center (27.5%)	Las Vegas	NV	177

Item 3.    Legal Proceedings

From time to time, we receive inquiries or subpoenas from state regulators, state Medicaid Fraud Control units, fiscal intermediaries, the Centers for Medicare and Medicaid Services and the Department of Justice regarding various Medicare and Medicaid issues. In addition to the subpoenas discussed below, we are currently responding to subpoenas and administrative demands concerning certain cardiology procedures, medical records and policies at a New Mexico hospital, a civil investigative demand concerning cardiology devices at a Pennsylvania hospital, a request for medical records at an Arizona hospital regarding transfers to a higher level of care, and a request for medical records concerning dialysis treatment at a Virginia hospital. In addition, we are subject to other claims and lawsuits arising in the ordinary course of our business. Based on current knowledge, management does not believe that loss contingencies arising from pending legal, regulatory and governmental proceedings, including the matters described herein, will have a material adverse effect on the consolidated financial position or liquidity of the Company. However, in light of the inherent uncertainties involved in these matters, some of which are beyond our control, and the very large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to our results of operations or cash flows for any particular reporting period. Settlements of suits involving Medicare and Medicaid issues routinely require both monetary payments as well as corporate integrity agreements. Additionally, qui tam or “whistleblower” actions initiated under the civil False Claims Act may be pending but placed under seal by the court to comply with the False Claims Act’s requirements for filing such suits. Also, from time to time, we detect issues of non-compliance with Federal healthcare laws pertaining to claims submission and reimbursement practices and/or financial relationships with physicians. We avail ourselves of various mechanisms to address potential overpayments arising out of these issues, including repayment of claims, rebilling of claims, and participation in voluntary disclosure protocols offered by the Centers for Medicare and Medicaid Services and the Office of the Inspector General. Participating in voluntary repayments and voluntary disclosure protocols can have the potential for significant settlement obligations or even enforcement action.

The following legal proceedings are described in detail because, although they may not be required to be disclosed in this Part I, Item 3 under SEC rules, due to the nature of the business of the Company, we believe these matters may be relevant to security holders. However, this discussion does not include claims and lawsuits covered by medical malpractice, general liability or employment practices insurance and risk retention programs, none of which claims or lawsuits would in any event be required to be disclosed in this Part I, Item 3 under SEC rules. Certain of the matters referenced below are also discussed in the Notes to Consolidated Financial Statements at Part II, Item 8 under Note 16 “Commitments and Contingencies.”

Community Health Systems, Inc. Legal Proceedings

U.S. ex rel. Baker vs. Community Health Systems, Inc. (United States District Court for the District of New Mexico)

Our knowledge of this matter originated in early 2006 with correspondence from the Civil Division of the Department of Justice requesting documents in an investigation it was conducting involving the Company. The inquiry related to the way in which different state Medicaid programs apply to the federal government for matching or supplemental funds that are ultimately used to pay for a small portion of the services provided to Medicaid and indigent patients. These programs are referred to by different names, including “intergovernmental payments,” “upper payment limit programs,” and “Medicaid disproportionate share hospital payments.” For approximately three years, we provided the Department of Justice with requested documents, met with its personnel on numerous occasions and otherwise cooperated in its investigation. During the course of the investigation, the Civil Division notified us that it believed that we and three of our New Mexico hospitals caused the State of New Mexico to submit improper claims for federal funds, in violation of the Federal False Claims Act. This investigation has culminated in the federal government’s intervention in the referenced qui tam lawsuit, which alleges that our New Mexico hospitals “caused to be filed” false claims from the period of August 2000 through June 2011. Two of the Parent Company’s subsidiaries are also defendants in this lawsuit. We have now settled this matter for $75 million, which was previously reserved. The reserve does not include the legal fees of the relator’s counsel. A corporate integrity agreement will not be required.

Multi-provider National Department of Justice Investigations

Kyphoplasty.    Kyphoplasty is a surgical spine procedure that returns a compromised vertebra (either from trauma or osteoporotic disease process) to its previous height, reducing or eliminating severe pain. We were first made aware of this investigation in June 2008, when two of our hospitals received document request letters from the United States Attorney’s Office for the Western District of New York. Subsequently, additional hospitals (a total of five) also received requests for documents and/or medical records. The investigation covers the period of January 1, 2002 through June 9, 2008. This investigation is part of a national investigation and is related to a qui tam settlement between the same United States Attorney’s office and the manufacturer and distributor of the Kyphon product, which is used in performing the kyphoplasty procedure. We have reached an agreement in principle to settle this matter.

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

Inc., et al., filed June 21, 2011. All three seek class certification on behalf of purchasers of our common stock between July 27, 2006 and April 11, 2011 and allege that misleading statements resulted in artificially inflated prices for our common stock. In December 2011, the cases were consolidated for pretrial purposes and NYC Funds and its counsel were selected as lead plaintiffs/lead plaintiffs’ counsel. Our motion to dismiss this case has been fully briefed and remains pending before the court. An initial case management order was entered January 30, 2015, but no trial date has been set. We believe this consolidated matter is without merit and will vigorously defend this case.

Shareholder Derivative Actions.    Three purported shareholder derivative actions have also been filed in the United States District Court for the Middle District of Tennessee; Plumbers and Pipefitters Local Union No. 630 Pension Annuity Trust Fund v. Wayne T. Smith, et al., filed May 24, 2011; Roofers Local No. 149 Pension Fund v. Wayne T. Smith, et al., filed June 21, 2011; and Lambert Sweat v. Wayne T. Smith, et al., filed October 5, 2011. These three cases allege breach of fiduciary duty arising out of allegedly improper inpatient admission practices, mismanagement, waste and unjust enrichment. These cases have been consolidated into a single, consolidated action. The plaintiffs filed an operative amended derivative complaint in these three consolidated actions on March 15, 2012. Our motion to dismiss was argued on June 13, 2013. On September 27, 2013, the court issued an order granting in part and denying in part our motion to dismiss. On October 14, 2013, we filed for a Motion for Reconsideration of the Order Granting in Part and Denying in Part the Motion to Dismiss, a Motion to Stay Discovery, and an unopposed Motion for Extension of Time to File an Answer. Our motion to stay was denied and our motion for reconsideration was denied on December 12, 2014. An initial case management order was entered on November 11, 2014, but no trial date has been set. We believe all of the plaintiffs’ claims are without merit and will vigorously defend them.

Other Government Investigations

Easton, Pennsylvania — Urologist.    On June 13, 2011, our hospital in Easton, Pennsylvania received a document subpoena from the Philadelphia office of the United States Department of Justice. The documents requested included medical records for certain urological procedures performed by a non-employed physician who is no longer on the medical staff and other records concerning the hospital’s relationship with the physician. Certain procedures performed by the physician had been previously reviewed for medical necessity of certain procedures and appropriate repayments had been made. All claims with the government regarding the medical necessity of certain procedures have been resolved.

Hattiesburg, Mississippi — Allegiance Health Management, Inc.    On February 23, 2012, our hospital in Hattiesburg, Mississippi received a document subpoena from OIG relating to its relationship with Allegiance Health Management, Inc., or Allegiance, a company that provides intensive outpatient psychiatric, or IOP, services to its patients. The subpoena seeks information concerning the hospital’s financial relationship with Allegiance, medical records of patients receiving IOP services, and other documents relating to Allegiance such as agreements, policies and procedures, audits, complaints, budgets, financial analyses and identities of those delivering services. We are cooperating fully with this investigation.

Qui Tam Cases — Government Declined Intervention

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

On August 8, 2012, an order was entered unsealing a relator’s qui tam complaint in the matter of U.S. and N.M. ex rel. Sally Hansen v. Mimbres Memorial Hospital, et al. This action is pending in the United States District Court for New Mexico. This case cites alleged quality control failures as violations of the Clinical Laboratory Improvement Amendments of 1988 as the basis for a False Claims Act suit. Both the U.S. government and the New Mexico state government declined to intervene in this case. We filed a motion to dismiss and the relator filed an amended complaint. Both the U.S. government and the New Mexico state government have now declined to intervene on this amended complaint. On June 12, 2013, we filed a motion to dismiss the amended complaint. The relator also voluntarily dismissed Community Health Systems, Inc., without prejudice. Our motion to dismiss was granted on November 21, 2013 and relator’s motion for reconsideration of that decision was denied on January 24, 2014. On February 21, 2014, relator filed a notice of appeal to the Tenth Circuit Court of Appeals. We have reached an agreement in principle to settle all claims with the government.

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

On July 15, 2014, we became aware of a previously unknown qui tam styled U.S. ex rel. McFeeters v. Northwest Hospital, LLC d/b/a Northwest Medical Center and Community Health Systems, Inc. pending in the Middle District of Tennessee and originally filed on May 16, 2013. On July 10, 2014, the United States filed its Notice of Election to Decline Intervention. The complaint alleges the hospital misbilled physical therapy treatment time units. On September 10, 2014, we filed a motion to dismiss and on October 1, 2014 the relator filed an amended complaint. We filed a renewed motion to dismiss and on January 23, 2015 all claims regarding the government were dismissed.

Commercial Litigation and Other Lawsuits

Becker v. Community Health Systems, Inc. d/b/a Community Health Systems Professional Services Corporation d/b/a Community Health Systems d/b/a Community Health Systems PSC, Inc. d/b/a Rockwood Clinic P.S. and Rockwood Clinic, P.S. (Superior Court, Spokane, Washington).    This suit was filed on February 29, 2012, by a former chief financial officer at Rockwood Clinic in Spokane, Washington. Becker claims he was wrongfully terminated for allegedly refusing to certify a budget for Rockwood Clinic in 2012. On February 29, 2012, he also filed an administrative complaint with the Department of Labor, Occupational Safety and Health Administration alleging that he is a whistleblower under Sarbanes-Oxley, which was dismissed by the agency and has now been appealed to an administrative law judge for a hearing on January 19, 2016. At a hearing on July 27, 2012, the court dismissed Community Health Systems, Inc. from this case and subsequently certified the case for an interlocutory appeal of the denial to dismiss his employer and the management company. The appellate court accepted the interlocutory appeal, and it was argued on April 30, 2014. On August 14, 2014, the court denied our appeal. On October 20, 2014, we filed a petition to review the denial with the Washington Supreme Court. We are vigorously defending this action.

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

We have incurred certain expenses to remediate and investigate this matter, and expect to continue to incur expenses of this nature in the foreseeable future. In addition, multiple purported class action lawsuits have been filed against the Company (Denise B. Alverson, v. Community Health Systems, Inc., Community Health Systems Professional Services Corporation, Riverview Regional Medical Center, LLC, Gadsden Regional Medical Center, LLC, Foley Hospital Corporation and Anniston HMA, LLC, (USDC, N.D., AL); Mary Martin Glah and Charles William Stonestreet, et al. v. Community Health Systems, Inc., Community Health Systems Professional Services Corporation, et al., (USDC, S.D. WV); Roman v. Community Health Systems, Inc. and Community Health Systems Professional Services Corporation, (USDC, M.D. PA); Braquelle Lawson, et al. v. Community Health Systems, Inc., Community Health Systems Professional Services Corporation, River Oaks Hospital, LLC, Vicksburg Healthcare, LLC D/B/A River Region Health System, Brandon HMA, LLC D/B/A Crossgates River Oaks Hospital, LLC, Madison HMA, LLC D/B/A Madison River Oaks Hospital, Central Mississippi Medical Center, and Natchez Community Hospital, LLC, (USDC, S.D. MS); Briana Brito v. Community Health Systems, Inc., Community Health Systems Professional Services Corporation, Alta Vista Regional Hospital, Carlsbad Medical Center, Eastern NM Med Center, Mimbres Memorial Hospital, Mountainview Regional Medical Center, Lea Regional Medical Center, (NM State Court, 4th Jud. Dist. San Miguel County NM); Lisa Maes v. Community Health Systems Professional Services Corporation, et al. (USDC, D. NM); Ashley Veclana v. Community Health Systems, Inc. et al. (USDC, M.D. FL); Jeremy L. Murphy v. Community Health Systems, Inc. et al. (USDC, M.D. TN); William Lutz v. Community Health Systems, Inc. (USDC, E.D. PA); Patricia McNutt, et al v. Community Health Systems, Inc., et al. No. 4:15-CV-00221 (N.D. AL);Sterling C. Barr, et al. v. Community Health Systems, Inc., et al. No. 2:15-cv-00215 (N.D. AL)). These lawsuits allege that sensitive information was unprotected and inadequately encrypted by the Company. The plaintiffs claim breach of contract and other theories of recovery, and are seeking damages, as well as restitution for any identity theft. On February 4, 2015, the United States Judicial Panel on Multidistrict Litigation ordered the transfer of the purported class actions pending outside of the District Court for the Northern District of Alabama to the District Court for the Northern District of Alabama for coordinated or consolidated pretrial proceedings. At this time, we are unable to predict the outcome of this litigation or determine the potential impact, if any, that could result from this litigation, but we intend to vigorously defend these lawsuits. This matter may subject the Company to additional litigation, potential governmental inquiries, potential reputational damage, and additional remediation, operating and other expenses.

Certain Legal Proceedings Related to HMA

Medicare/Medicaid Billing Lawsuits

On January 11, 2010, HMA and one of its subsidiaries were named in a qui tam lawsuit entitled United States of America ex rel. J. Michael Mastej v. Health Management Associates, Inc. et al. in the U.S. District Court for the Middle District of Florida, Tampa Division. The plaintiff’s complaint alleged that, among other things, the defendants erroneously submitted claims to Medicare and that those claims were falsely certified to be in compliance with Section 1877 of the Social Security Act of 1935 (commonly known as the “Stark law”) and the Anti-Kickback Statute. The plaintiff’s complaint further alleged that the defendants’ conduct violated the False Claims Act. The plaintiff seeks recovery of all Medicare and Medicaid reimbursement that the defendants received as a result of the alleged false certifications and treble damages under the False Claims Act, as well as a civil penalty for each Medicare and Medicaid claim supported by such alleged false certifications. On August 18, 2010, the plaintiff filed a first amended complaint that was similar to the original complaint. On February 23, 2011, the case was transferred to the U.S. District Court for the Middle District of Florida, Fort Myers Division. On May 5, 2011, the plaintiff filed a second amended complaint, which was similar to the first amended complaint. On May 17, 2011, the defendants moved to dismiss the second amended complaint for failure to state a claim with the particularity required and failure to state a claim upon which relief can be granted. On January 26, 2012, the United States gave notice of its decision not to intervene in this lawsuit. On February 16, 2012, the court granted the defendants’ motion to dismiss, without prejudice. The court’s order permitted the plaintiff to file an amended complaint. On March 8, 2012, the plaintiff filed a third amended complaint, which was similar to the first amended complaint and the second amended complaint. On March 26, 2012, the defendants moved to dismiss the third amended complaint on the same bases set forth in earlier motions to dismiss. On March 19, 2013, the U.S. District Court for the Middle District of Florida, Tampa Division, dismissed the third amended complaint with prejudice. On March 28, 2013, the United States of America filed a motion to clarify that the dismissal with prejudice did not relate to the United States. On April 4, 2013, the defendants filed an opposition to the United States’ motion for clarification. The Government’s motion remains pending at this time. On April 16, 2013, the plaintiff filed a motion for relief from judgment and for leave to amend the complaint, and a proposed fourth amended complaint. On April 18, 2013, the plaintiff filed a notice of appeal. On May 2, 2013, the defendants filed an opposition to the plaintiff’s motion for relief from judgment and for leave to amend the complaint for the fourth time. On July 10, 2013, the court denied plaintiff’s motion for relief from judgment and for leave to amend the complaint for the fourth time. The case was appealed by Mastej to the Eleventh Circuit Court of Appeals and on October 30, 2014 the appellate court affirmed the dismissal of part of the case and reversed the dismissal of part of the case. The case has been returned to the district court for further proceedings. We intend to vigorously defend HMA and its subsidiary against the allegations in this matter.

On July 31, 2013, a qui tam lawsuit captioned United States ex rel. Williams v. Health Management Associates, Inc. was unsealed in the U.S. District Court for the Middle District of Georgia. The complaint alleges that HMA and Walton Regional Medical Center, as well as Tenet Healthcare Corp. and several of its hospitals, engaged in a kickback scheme with Clinica de la Mama, a prenatal clinic, whereby Clinica de la Mama would provide translation and eligibility services in exchange for the referral of Medicaid patients to the defendant hospitals. The State of Georgia filed a similar complaint alleging that these referrals violated the Georgia False Medical Claims Act, the Georgia Medical Assistance Act, and various state laws. HMA has moved to dismiss the relater and State complaints, and its motion is currently pending before the Court. On March 18, 2014, the United States filed a complaint in intervention alleging that the relationship between Clinica de la Mama and Walton violated the federal False Claims Act and common law unjust enrichment and payment by mistake. On June 24, 2014, our motion to dismiss was denied. We have now reached an agreement in principle to settle this matter.

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

Several HMA hospitals received letters during 2009 requesting information in connection with an investigation by the Civil Division of the Department of Justice, or DOJ, relating to kyphoplasty procedures. Kyphoplasty is a minimally invasive spinal procedure used to treat vertebral compression fractures. The DOJ is currently investigating hospitals and hospital operators in multiple states to determine whether certain Medicare claims for kyphoplasty were incorrect when billed as an inpatient service rather than as an outpatient service. The DOJ’s investigation originated with a False Claims Act lawsuit against Kyphon, Inc., the company that developed the kyphoplasty procedure. The requested information has been provided to the DOJ and we are cooperating with the investigation. Prior to the HMA merger, HMA determined that a liability for this claim was probable and an incremental liability was recorded by HMA during the quarter ended December 31, 2013, which was assumed as part of the HMA merger.

During September 2010, HMA received a letter from the DOJ indicating that an investigation was being conducted to determine whether certain HMA hospitals improperly submitted claims for the implantation of ICDs. The DOJ’s investigation covers the period commencing with Medicare’s expansion of coverage for ICDs in 2003 to the present. The letter from the DOJ further indicates that the claims submitted by HMA’s hospitals for ICDs and related services need to be reviewed to determine if Medicare coverage and payment was appropriate. During 2010, the DOJ sent similar letters and other requests to a large number of unrelated hospitals and hospital operators across the country as part of a nation-wide review of ICD billing under the Medicare program. We are cooperating with the DOJ in its ongoing investigation, which could potentially give rise to claims against HMA and/or certain of its subsidiary hospitals under the False Claims Act or other statutes, regulations or laws. Additionally, we are conducting an internal review of hospital medical records related to ICDs that are the subject of the DOJ investigation. To date, the DOJ has not asserted any monetary or other claims against HMA or its hospitals in this matter.

On February 22, 2012 and February 24, 2012, OIG served subpoenas on certain HMA hospitals relating to those hospitals’ relationships with Allegiance. Allegiance, which is unrelated to HMA, is a post-acute healthcare management company that provides IOP services to patients. The HMA hospitals that were served subpoenas were: (i) Central Mississippi Medical Center in Jackson, Mississippi; (ii) Crossgates River Oaks Hospital in Brandon, Mississippi; (iii) Davis Regional Medical Center in Statesville, North Carolina; (iv) Lake Norman Regional Medical Center in Mooresville, North Carolina; (v) the Medical Center of Southeastern Oklahoma in Durant, Oklahoma; and (vi) Natchez Community Hospital in Natchez, Mississippi. Each of those hospitals has or had a contract with Allegiance. Among other things, the subpoenas seek: (i) documents related to the hospitals’ financial relationships with Allegiance; (ii) documents related to patients who received IOP services from Allegiance at the HMA hospitals, including their patient medical records; (iii) documents relating to complaints or concerns regarding Allegiance’s IOP services at the HMA hospitals; (iv) documents relating to employees, physicians and therapists who were involved with the IOP services provided by Allegiance at the HMA hospitals; and (v) other documents related to Allegiance, including leases, contracts, policies and procedures, training documents, budgets and financial analyses. The period of time covered by the subpoenas is January 1, 2008 through the date of subpoena compliance. We intend to cooperate with the investigations. Prior to the HMA merger, HMA determined that a liability for this claim was probable and a liability was recorded by HMA during the quarter ended December 31, 2013, which was assumed as part of the HMA merger. We have reached an agreement in principle to settle this matter.

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

Class Action and Derivative Action Lawsuits

On April 30, 2012, two class action lawsuits that were brought against HMA and certain of its then executive officers, one of whom was at that time also a director, were consolidated in the U.S. District Court for the Middle District of Florida under the caption In Re: Health Management Associates, Inc., et al. and three pension fund plaintiffs were appointed as lead plaintiffs. On July 30, 2012, the lead plaintiffs filed an amended consolidated complaint purportedly on behalf of stockholders who purchased HMA’s common stock during the period from July 27, 2009, through January 9, 2012. The amended consolidated complaint (i) alleges that HMA made false and misleading statements in certain public disclosures regarding its business and financial results and (ii) asserts claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. Among other things, the plaintiffs claim that HMA inflated its earnings by engaging in fraudulent Medicare billing practices that entailed admitting patients to observation status when they should not have been admitted at all and to inpatient status when they should have been admitted to observation status. The plaintiffs seek unspecified monetary damages. On October 22, 2012, the defendants moved to dismiss the plaintiffs’ amended consolidated complaint for failure to state a claim or plead facts required by the Private Securities Litigation

Reform Act. The plaintiffs filed an unopposed stipulation and proposed order to suspend briefing on the defendants’ motion to dismiss because they intended to seek leave of court to file a proposed second amended consolidated complaint. On December 15, 2012, the court entered an order approving the stipulation and providing a schedule for briefing with respect to the proposed amended pleadings. On February 25, 2013, the plaintiffs filed a second amended consolidated complaint, which asserted substantially the same claims as the amended consolidated complaint. As of August 15, 2013, the defendants’ motion to dismiss the second amended complaint for failure to state a claim and plead facts required by the Private Securities Litigation Reform Act was fully briefed and awaiting the Court’s decision. On May 22, 2014, the court granted the motion to dismiss and on June 20, 2014 the plaintiffs appealed to the Eleventh Circuit, where oral argument was heard on February 6, 2015. We intend to vigorously defend against the allegations in this lawsuit. We are unable to predict the outcome or determine the potential impact, if any, that could result from its final resolution.

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

Management of Significant Legal Proceedings

In accordance with our governance documents, including our Governance Guidelines and the charter of the Audit and Compliance Committee, our management of significant legal proceedings is overseen by the independent members of the Board of Directors and, in particular, the Audit and Compliance Committee. The Audit and Compliance Committee is charged with oversight of compliance, regulatory and litigation matters, and enterprise risk management. Management has been instructed to refer all significant legal proceedings and allegations of financial statement fraud, error, or misstatement to the Audit and Compliance Committee for its oversight and evaluation. Consistent with New York Stock Exchange, NASDAQ and Sarbanes-Oxley independence requirements, the Audit and Compliance Committee is comprised entirely of individuals who are independent of Company management, and all three members of the Audit and Compliance Committee are “audit committee financial experts” as defined in the Exchange Act.

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

We completed an initial public offering of our common stock on June 14, 2000. Our common stock began trading on June 9, 2000 and is listed on the New York Stock Exchange under the symbol CYH. As of February 19, 2015, there were approximately 183 record holders of our common stock. The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock as reported by the New York Stock Exchange.

	High	Low
Year Ended December 31, 2013
First Quarter	$48.01	$30.85
Second Quarter	51.29	40.53
Third Quarter	49.87	37.80
Fourth Quarter	46.15	36.52
Year Ended December 31, 2014
First Quarter	$44.48	$35.11
Second Quarter	46.66	34.55
Third Quarter	57.72	42.05
Fourth Quarter	57.46	44.74

Stock Performance Graph

The following graph sets forth the cumulative return of our common stock during the five year period ended December 31, 2014, as compared to the cumulative return of the Standard & Poor’s 500 Stock Index (S&P 500) and the cumulative return of the Dow Jones Healthcare Index. The graph assumes an initial investment of $100 in our common stock and in each of the foregoing indices and the reinvestment of dividends where applicable. The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, future performance of our common stock.

Historically, we have not paid any cash dividends. In December 2012, we declared and paid a special dividend of $0.25 per share to holders of our common stock at the close of business as of December 17, 2012, which totaled approximately $23 million. We have not paid any dividends since this time, and we do not anticipate paying any other cash dividends in the foreseeable future. Our Credit Facility limits our ability to pay dividends and/or repurchase stock to an amount not to exceed $200 million in the aggregate plus an additional $25 million in any particular year plus the aggregate amount of proceeds from the exercise of stock options. The indentures governing our senior and senior secured notes also limit our ability to pay dividends and/or repurchase stock. As of December 31, 2014, under the most restrictive test under these agreements, we have approximately $443 million available with which to pay permitted dividends and/or repurchase shares of our stock or our notes.

On December 10, 2014, we adopted a new open market repurchase program for up to 5,000,000 shares of our common stock, not to exceed $150 million in repurchases. The new repurchase program will expire at the earliest of three years from the commencement date, when the maximum number of shares has been repurchased, or when the maximum dollar amount has been expended. During the year ended December 31, 2014, we did not repurchase and retire any shares under this program.

On December 14, 2011, we adopted an open market repurchase program for up to 4,000,000 shares of our common stock, not to exceed $100 million in repurchases. This repurchase program expired on December 13, 2014. During the year ended December 31, 2014, we repurchased and retired 175,000 shares at a weighted-average price of $49.72 per share. During the year ended December 31, 2013, we repurchased and retired 706,023 shares at a weighted-average price of $38.39 per share. The cumulative number of shares repurchased and retired under this program was 881,023 shares at a weighted-average price of $40.64 per share.

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(b)
October 1, 2014 – October 31, 2014	—	$—	—	3,293,977
November 1, 2014 – November 30, 2014	175,000	49.72	175,000	3,118,977
December 1, 2014 – December 31, 2014	2,570	50.85	—	5,000,000

Total	177,570	$49.74	175,000	5,000,000

(a)	Includes 2,570 shares withheld to satisfy the payment of tax obligations related to the vesting of restricted stock awards.

(b)	On December 14, 2011, we commenced an open market repurchase program for up to 4,000,000 shares of our common stock, not to exceed $100 million in repurchases. This program expired on December 13, 2014. During the three months and year ended December 31, 2014, we repurchased and retired 175,000 shares at a weighted-average price of $49.72 per share. The cumulative number of shares repurchased and retired under this program was 881,023 shares at a weighted-average price of $40.64 per share. On December 10, 2014, we adopted a new open market repurchase program for up to 5,000,000 shares of our common stock, not to exceed $150 million in repurchases. The new repurchase program will expire at the earliest of three years from the commencement date, when the maximum number of shares has been repurchased, or when the maximum dollar amount has been expended. During the year ended December 31, 2014, we did not repurchase and retire any shares under this program.

Item 6.    Selected Financial Data

The following table summarizes specified selected financial data and should be read in conjunction with our related Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements. The amounts shown below have been adjusted for discontinued operations.

Community Health Systems, Inc.

Five Year Summary of Selected Financial Data

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in millions, except share and per share data)
Consolidated Statement of Income Data
Net operating revenues	$18,639	$12,819	$12,833	$11,708	$10,902
Income from operations	1,380	929	1,226	1,145	1,122
Income from continuing operations	260	242	358	343	356
Net income	203	217	346	278	348
Net income attributable to noncontrolling interests	111	76	80	76	68
Net income attributable to Community Health Systems, Inc. stockholders	92	141	266	202	280
Basic earnings (loss) per share attributable to Community Health Systems, Inc. common stockholders(1):
Continuing operations	$1.33	$1.80	$3.11	$2.97	$3.14
Discontinued operations	(0.51)	(0.27)	(0.13)	(0.73)	(0.09)

Net income	$0.82	$1.52	$2.98	$2.24	$3.05

Diluted earnings (loss) per share attributable to Community Health Systems, Inc. common stockholders(1):
Continuing operations	$1.32	$1.77	$3.09	$2.95	$3.10
Discontinued operations	(0.51)	(0.27)	(0.13)	(0.72)	(0.09)

Net income	$0.82	$1.51	$2.96	$2.23	$3.01

Weighted-average number of shares outstanding:
Basic	111,579,088	92,633,332	89,242,949	89,966,933	91,718,791
Diluted(2)	112,549,320	93,815,013	89,806,937	90,666,348	92,946,048
Consolidated Balance Sheet Data
Cash and cash equivalents	$509	$373	$388	$130	$299
Total assets	27,421	17,117	16,606	15,209	14,698
Long-term obligations	19,218	11,169	11,298	10,437	10,417
Redeemable noncontrolling interests in equity of consolidated subsidiaries	531	358	368	396	387
Community Health Systems, Inc. stockholders’ equity	4,003	3,068	2,731	2,397	2,189
Noncontrolling interests in equity of consolidated subsidiaries	80	64	65	67	61

(1)	Total per share amounts may not add due to rounding.

(2)	See Note 12 to the Consolidated Financial Statements, included in Item 8 of this Form 10-K.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read this discussion together with our Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements and “Selected Financial Data” included elsewhere in this Form 10-K.

Executive Overview

We are one of the largest publicly-traded hospital companies in the United States and a leading operator of general acute care hospitals in communities across the country. We provide healthcare services through the hospitals that we own and operate and affiliated businesses in non-urban and selected urban markets throughout the United States. We generate revenues by providing a broad range of general and specialized hospital healthcare services and other outpatient services to patients in the communities in which we are located. As of December 31, 2014, we owned or leased 197 hospitals included in continuing operations, comprised of 193 general acute care hospitals and four stand-alone rehabilitation or psychiatric hospitals. In addition to our hospitals and related businesses, we own and operate home care agencies, located primarily in markets where we also operate a hospital. Also, through our wholly-owned subsidiary, Quorum Health Resources, LLC, or QHR, we provide management and consulting services to non-affiliated general acute care hospitals located throughout the United States. For the hospitals and home care agencies that we own and operate, we are paid for our services by governmental agencies, private insurers and directly by the patients we serve. For our management and consulting services, we are paid by the non-affiliated hospitals utilizing our services.

On January 27, 2014, we and one of our wholly-owned subsidiaries completed the acquisition of Health Management Associates, Inc., or HMA, by acquiring through a merger all the outstanding shares of common stock of HMA, or HMA common stock, for approximately $7.3 billion, including the assumption of approximately $3.8 billion of indebtedness, consisting of a combination of cash and Parent Company common stock. Each share of HMA common stock issued and outstanding immediately prior to the effective time of the HMA merger was converted into the right to receive $10.50 in cash, 0.06942 of a share of the Parent Company’s common stock, and one contingent value right, or CVR, which entitles the holder of each CVR to receive a cash payment of up to $1.00 per share, following and conditioned upon the final resolution of certain legal matters involving HMA, subject to downward adjustments relating to the amount of certain losses arising out of or relating to such legal matters. At the time of the completion of the HMA merger, HMA owned and operated 71 hospitals in 15 states in non-urban communities located primarily in the southeastern United States. During the years ended December 31, 2014 and 2013, we recognized approximately $69 million and $14 million of acquisition and integration expenses related to the HMA merger, respectively.

In connection with the HMA merger, the Parent Company and our wholly-owned subsidiary, CHS/Community Health Systems, Inc., or CHS, entered into a third amendment and restatement of its credit facility, or Credit Facility, providing for additional financing and recapitalization of certain of our term loans. In addition, we also issued in connection with the HMA merger: (i) $1.0 billion aggregate principal amount of 5.125% Senior Secured Notes due 2021 and (ii) $3.0 billion aggregate principal amount of 6.875% Senior Notes due 2022.

We believe the HMA merger has benefited us since it has expanded the number of markets we serve and reduced our concentration of credit risk and other risks in any one state. We have also achieved synergies, and believe that we will achieve additional synergies, from eliminating duplicate corporate functions and centralizing many support functions, which we believe will allow us to continue to improve HMA’s margins. We believe this merger has extended and strengthened our hospital and physician networks.

Operating results and statistical data for the year ended December 31, 2014, include information for the operations of the acquired HMA hospitals from January 27, 2014, the date of the HMA merger. Throughout this executive overview and management’s discussion and analysis, same-store operating results and statistical data for the years ended December 31, 2014 and 2013 includes the hospitals acquired in the HMA merger. For the hospitals acquired in the HMA merger, this same-store information reflects the periods from February through

December 2014 and 2013, as if they were owned during both comparable periods. For all hospitals owned throughout both periods, the same-store operating results and statistical data reflects the indicated periods. In addition, the same-store comparisons exclude our hospitals that have previously been classified as discontinued operations for accounting purposes.

In addition, during the year ended December 31, 2014, we completed the acquisition of a hospital in Sharon, Pennsylvania, a hospital in Natchez, Mississippi, a hospital in Gaffney, South Carolina and a hospital in Ocala, Florida, with the hospital in Ocala, Florida being acquired through a long-term prepaid lease executed in conjunction with a joint venture arrangement with an affiliate of a regional not-for-profit healthcare system.

On November 3, 2014, the Company sold Special Care Hospital (67 licensed beds) located in Nanticoke, Pennsylvania, which is a long-term acute care hospital, to Post Acute Medical, LLC for approximately $3 million in cash.

Our net operating revenues for the year ended December 31, 2014, increased approximately $5.8 billion to approximately $18.6 billion compared to approximately $12.8 billion for the year ended December 31, 2013. We had income from continuing operations before noncontrolling interests of $260 million during the year ended December 31, 2014, compared to income from continuing operations before noncontrolling interests of $242 million for the year ended December 31, 2013. Income from continuing operations before noncontrolling interests for the year ended December 31, 2014 included an after-tax charge of $45 million for loss from early extinguishment of debt, $43 million after-tax expense for acquisition and integration expenses from the HMA merger, an after-tax charge of $47 million for the acceleration of amortization on software to be abandoned, an after-tax charge of $25 million for impairment of long-lived assets related to internal-use software and to reduce the carrying value of certain long-lived assets at three of our smaller hospitals to their estimated fair value and an after-tax charge of $64 million primarily for the government settlement and related costs in connection with the agreement in principle to settle claims at our New Mexico hospitals. These after-tax charges were partially offset by income of $3 million from fair value adjustments, net of legal expenses, related to the HMA legal proceedings underlying the CVR agreement. Included in income from continuing operations for the year ended December 31, 2013, was a $63 million after-tax charge for the government settlement and related costs attributable to the Department of Justice investigation into short stay admissions through emergency departments at certain of our affiliated hospitals, a $5 million after-tax impairment charge for long-lived assets, an $8 million after-tax charge for HMA acquisition-related expenses and less than $1 million after-tax loss from early extinguishment of debt. Consolidated inpatient admissions for the year ended December 31, 2014, increased 43.7%, compared to the year ended December 31, 2013, and consolidated adjusted admissions for the year ended December 31, 2014 increased 47.3%, compared to the year ended December 31, 2013. These increases were primarily due to the HMA merger during 2014. Same-store inpatient admissions for the year ended December 31, 2014, decreased 4.2%, compared to the year ended December 31, 2013, and same-store adjusted admissions for the year ended December 31, 2014 decreased 0.9%, compared to the year ended December 31, 2013.

Self-pay revenues represented approximately 13.0% of our net operating revenues, net of contractual allowances and discounts (but before provision for bad debts), in 2014 compared to 13.6% in 2013. During 2014, we experienced a decline in self-pay admissions and adjusted admissions resulting in a corresponding decline in self-pay revenues as a percentage of total net operating revenues. This decrease is reflective of an increase in Medicaid admissions and revenues, primarily in expansion states, as a result of the implementation of the Reform Legislation. The reduction in self-pay admissions and revenues was also experienced in non-expansion states, although to a lesser degree. The amount of foregone revenue related to providing charity care services as a percentage of net operating revenues was approximately 3.0% and 5.3% in 2014 and 2013, respectively. Direct and indirect costs incurred in providing charity care services were approximately 0.5% and 0.9% of net operating revenues in 2014 and 2013, respectively.

The U.S. Congress and certain state legislatures have introduced and passed a large number of proposals and legislation designed to make major changes in the healthcare system, including changes that increased access to health insurance. The Reform Legislation mandates that substantially all U.S. citizens maintain medical insurance coverage and expands health insurance coverage through a combination of public program expansion and private sector health insurance reforms. Based on projections issued by the CBO, in January 2015, the incremental insurance coverage due to the Reform Legislation could result in 27 million formerly uninsured Americans gaining coverage by the end of 2025.

As the number of persons with access to health insurance in the U.S. increases, there may be a resulting increase in the number of patients using our facilities who have health insurance coverage. We operate hospitals in nine of the 10 states that, prior to enactment of the Reform Legislation, had the highest percentage of nonelderly uninsured people from among the state’s nonelderly population. More broadly, the 28 states in which we operate hospitals that are included in continuing operations include 25 of the 30 states with the highest percentage of nonelderly uninsured people from among the state’s nonelderly population.

States may opt out of the Medicaid coverage expansion provisions of the Reform Legislation without losing existing federal Medicaid funding. A number of states have opted out of the Medicaid coverage expansion provisions, but could ultimately decide to expand their programs at a later date. At our hospitals in these states, the number of uninsured patients will likely decline by a smaller margin than we initially expected when the Reform Legislation was first adopted. Of the 28 states in which we operate hospitals that are included in continuing operations, 13 states are expanding their Medicaid programs. At this time, the other 15 states are not, including Florida, Tennessee and Texas, where we operated a significant number of hospitals as of December 31, 2014. Some states that have opted out are evaluating options such as waiver plans to operate an alternative Medicaid expansion plan.

Our hospitals are well positioned to participate in the provider networks of various QHPs offering plan options on the health insurance exchanges created pursuant to the Reform Legislation. For the 2015 plan year, all of our hospitals in continuing operations have arrangements to participate in at least one health insurance exchange agreement, approximately 90% of our hospitals participate in two or more contracts, approximately 90% of our hospitals participate in the first or second lowest cost bronze plan networks (QHPs with a 60% actuarial value) and approximately 90% of our hospitals participate in the first or second lowest cost silver plan networks (QHPs with a 70% actuarial value).

The Reform Legislation also makes a number of changes to Medicare and Medicaid, such as reductions to the Medicare annual market basket update for federal fiscal years 2010 through 2019, a productivity offset to the Medicare market basket update, and a reduction to the Medicare and Medicaid disproportionate share payments, each of which could adversely impact the reimbursement received under these programs.

Also included in the Reform Legislation are provisions aimed at reducing fraud, waste and abuse in the healthcare industry. These provisions allocate significant additional resources to federal enforcement agencies and expand the use of private contractors to recover potentially inappropriate Medicare and Medicaid payments. The Reform Legislation amends several existing federal laws, including the federal anti-kickback statute and the FCA making it easier for government agencies and private plaintiffs to prevail in lawsuits brought against healthcare providers. These amendments also make it easier for potentially severe fines and penalties to be imposed on healthcare providers that violate applicable laws and regulations.

We believe the expansion of private sector health insurance and Medicaid coverage will, over time, increase our reimbursement related to providing services to individuals who were previously uninsured, which should reduce our expense from uncollectible accounts receivable. The various provisions in the Reform Legislation that directly or indirectly affect reimbursement take effect over a number of years. In addition, we believe that the Reform Legislation had a positive impact on net operating revenues during 2014 as the result of the expansion of private sector and Medicaid coverage that has already occurred from the Reform Legislation and we believe the impact on our net operating revenues will continue to be positive. Other provisions of the Reform Legislation, such as requirements related to employee health insurance coverage, have increased and will continue to increase our operating costs.

The Reform Legislation, however, remains subject to legislative efforts to repeal or modify the law and a number of court challenges to its constitutionality and interpretation. For example, the U.S. Supreme Court will hear King v. Burwell during the 2015 session, which challenges the extension of premium subsidies to health insurance policies purchased through federally-operated health insurance exchanges. If decided in favor of the plaintiffs, who contend that subsidies must be limited to state-operated health insurance exchanges, the case could make it more difficult for uninsured individuals in states that do not operate an exchange to purchase coverage and otherwise significantly affect implementation of the Reform Legislation, in a manner that results in less than projected numbers of newly insured individuals. Because of the many variables involved, including clarifications and modifications resulting from the rule-making process, legislative efforts to repeal or modify the law, court challenges, the development of agency guidance and future judicial interpretations, whether and how many states ultimately decide to expand Medicaid coverage, the number of uninsured who elect to purchase health insurance coverage, budgetary issues at federal and state levels, and the potential for delays in the implementation of the Reform Legislation, we may not be able to fully realize the positive impact the Reform Legislation may otherwise have on our business, results of operations, cash flow, capital resources and liquidity. Furthermore, we cannot predict whether we will be able to modify certain aspects of our operations to offset any potential adverse consequences from the Reform Legislation.

The federal government has implemented a number of regulations and programs designed to promote the use of electronic health records, or EHR, technology and pursuant to the Health Information Technology for Economic and Clinical Health Act, or HITECH, established requirements for a Medicare and Medicaid incentive payments program for eligible hospitals and professionals that adopt and meaningfully use certified EHR technology. These payments are intended to incentivize the meaningful use of EHR. Our hospital facilities have been implementing EHR technology on a facility-by-facility basis since 2011. We recognize incentive reimbursement related to the Medicare or Medicaid incentives as we are able to implement the certified EHR technology and meet the defined “meaningful use criteria,” and information from completed cost report periods is available from which to calculate the incentive reimbursement. The timing of recognizing incentive reimbursement will not correlate with the timing of recognizing operating expenses and incurring capital costs in connection with the implementation of EHR technology which may result in material period-to-period changes in our future results of operations. Beginning in 2015, eligible hospitals and professionals that have not demonstrated meaningful use of certified EHR technology and have not applied and qualified for a hardship exception are subject to penalties. Eligible hospitals are subject to a reduced market basket update to the inpatient prospective payment system standardized amount in 2015 and each subsequent fiscal year. Eligible professionals are subject to a 1% per year cumulative reduction applied to the Medicare physician fee schedule amount for covered professional services, subject to a cap of 5%. Although we believe that our hospital facilities will be in compliance with the meaningful use standards in 2015, there can be no assurance that all of our facilities will remain in compliance and therefore not subject to the HITECH penalty provisions.

Although we believe that our hospital facilities will be in compliance with the meaningful use standards in 2015, there can be no assurance that all of our facilities will remain in compliance and therefore not be subject to the HITECH penalty provisions. We recognized approximately $259 million, $162 million and $123 million during the years ended December 31, 2014, 2013 and 2012, respectively, for HITECH incentive reimbursements from Medicare and Medicaid related to certain of our hospitals and for certain of our employed physicians, which are presented as a reduction of operating expenses.

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

Acquisitions and Divestitures

On November 3, 2014, we sold Special Care Hospital (67 licensed beds) located in Nanticoke, Pennsylvania, which is a long-term acute care hospital, to Post Acute Medical, LLC for approximately $3 million in cash.

Effective November 1, 2014, we entered into and closed on a restructuring agreement related to the joint venture between one of our affiliates and an affiliate of Novant Health, Inc., or Novant, the non-profit joint venture partner. Through this joint venture, Novant owned an indirect noncontrolling interest in Lake Norman Regional Medical Center, or Lake Norman, one of the former HMA hospitals. The HMA merger triggered a change in control provision in the operating agreement of this joint venture, requiring us to purchase the 30% noncontrolling interest in Lake Norman held by Novant for the higher of fair value or $150 million. As part of the restructuring agreement, on November 3, 2014, we paid Novant (1) $150 million for its 30% noncontrolling interest in Lake Norman, (2) approximately $4 million to acquire Upstate Carolina Medical Center (125 licensed beds) in Gaffney, South Carolina, and (3) approximately $5 million to settle prior claims with Novant. The amounts paid to Novant to acquire the noncontrolling interest in Lake Norman and to settle prior claims were recognized as part of the opening balance sheet in the purchase accounting for HMA.

On October 1, 2014, we completed the acquisition of Natchez Regional Medical Center (179 licensed beds) in Natchez, Mississippi. The total cash consideration paid at closing for long-lived assets was $10 million. As part of the closing, we also paid $8 million as a prepayment for future property taxes that will be applied to the tax liability for the next 17 years.

Effective April 1, 2014, we completed the acquisition of Sharon Regional Health System in Sharon, Pennsylvania. This healthcare system includes Sharon Regional (258 licensed beds) and other outpatient and ancillary services. The total cash consideration paid for long-lived assets and working capital was approximately $67 million and $1 million, respectively, with additional consideration of $9 million assumed in liabilities, for a total consideration of $77 million.

Effective April 1, 2014, we completed the acquisition of a 95% interest in Munroe Regional Medical Center (421 licensed beds) in Ocala, Florida and its other outpatient and ancillary services through a joint venture arrangement with an affiliate of a regional not-for-profit healthcare system, which acquired the remaining 5% interest. The total cash consideration paid for long-lived assets plus prepaid rent on the leased property and working capital was approximately $192 million and $4 million, respectively, with additional consideration of $11 million assumed in liabilities, for a total consideration of $207 million. The value of the noncontrolling interest at acquisition was $10 million.

On January 27, 2014, we and one of our wholly-owned subsidiaries completed the acquisition of HMA by acquiring all the outstanding shares of common stock of HMA, or HMA common stock, for approximately $7.3 billion, including the assumption of approximately $3.8 billion of indebtedness, consisting of a combination of cash and Parent Company common stock. Each share of HMA common stock issued and outstanding immediately prior to the effective time of the HMA merger was converted into the right to receive $10.50 in cash, 0.06942 of a share of the Parent Company’s common stock, and one contingent value right, or CVR, which entitles the holder of each CVR to receive a cash payment of up to $1.00 per share, following and conditioned upon the final resolution of certain legal matters involving HMA, subject to downward adjustments relating to the amount of certain losses arising out of or relating to such legal matters.

During 2014, we paid approximately $29 million to acquire the operating assets and related businesses of certain physician practices, clinics and other ancillary businesses that operate within the communities served by our hospitals. In connection with these acquisitions, we allocated approximately $15 million of the consideration paid to property and equipment and net working capital, and the remainder, approximately $14 million consisting of intangible assets that do not qualify for separate recognition, was allocated to goodwill.

Sources of Revenue

The following table presents the approximate percentages of operating revenues, net of contractual allowances and discounts (but before provision for bad debts), by payor source for the periods indicated. The data for the periods presented are not strictly comparable due to the effect that hospital acquisitions have had on these statistics.

	Year Ended December 31,
	2014	2013	2012
Medicare	24.7%	24.8%	25.9	%(1)
Medicaid	10.8	9.7	9.7
Managed Care and other third-party payors	51.5	51.9	51.4
Self-pay	13.0	13.6	13.0

Total	100.0%	100.0%	100.0%

(1)	Excludes the $84 million reimbursement settlement and payment update as discussed below.

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

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-based reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for the treatment of patients covered by Medicare, Medicaid and non-governmental payors are generally less than the standard billing rates. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues and net income by an insignificant amount in each of the years ended December 31, 2014, 2013 and 2012.

The payment rates under the Medicare program for hospital inpatient and outpatient acute care services are based on a prospective payment system, depending upon the diagnosis of a patient’s condition. These rates are indexed for inflation annually, although increases have historically been less than actual inflation. On August 22, 2014, CMS issued the final rule to adjust this index by 2.9% for hospital inpatient acute care services that are reimbursed under the prospective payment system. The final rule also made other payment adjustments that, coupled with the 0.5% multifactor productivity reduction and a 0.2% reduction to hospital inpatient rates implemented pursuant to the Reform Legislation, yielded an estimated net 0.6% decrease in reimbursement for hospital inpatient acute care services beginning October 1, 2014. CMS also implemented new admission and medical review criteria for inpatient services commonly known as the “two midnight rule.” Under the rule, Medicare beneficiaries are only to be admitted as inpatients when there is a reasonable expectation that the hospital care is medically necessary and will be required across two midnights, absent unusual circumstances. Compliance with the two midnight rule was required beginning October 1, 2013 and will become subject to Recovery Audit Contractor audits for admissions on or after April 1, 2015. Reductions in the rate of increase or overall reductions in Medicare reimbursement may cause a decline in the growth of our net operating revenues.

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

Results of Operations

Our hospitals offer a variety of services involving a broad range of inpatient and outpatient medical and surgical services. These include general acute care, emergency room, general and specialty surgery, critical care, internal medicine, obstetrics, diagnostic services, psychiatric and rehabilitation services. The strongest demand for hospital services generally occurs during January through April and the weakest demand for these services occurs during the summer months. Accordingly, eliminating the effect of new acquisitions, our net operating revenues and earnings are historically highest during the first quarter and lowest during the third quarter. Same-store operating results include the hospitals acquired in the HMA merger. For the hospitals acquired in the HMA merger, this same-store information reflects the periods from February through December 2014 and 2013 as if they were owned during both comparable periods. For all hospitals owned throughout both periods, the same-store information reflects the indicated periods. The same store information reflected below does not reflect the application of purchase accounting adjustments as if the HMA merger had been completed on January 1, 2013. Therefore, this information is not intended to present pro forma information prepared under the guidelines of Article 3-05 of the Securities and Exchange Commission. However, management believes the information provides investors with useful information about hospital admissions, adjusted admissions and net operating revenues had the HMA facilities been owned for the indicated periods. This same-store information for the hospitals acquired in the HMA merger for 2013 is non-GAAP financial information and may not be comparable to the information provided for 2014 due to the aforementioned purchase accounting adjustments not having been applied.

The following tables summarize, for the periods indicated, selected operating data.

	Year Ended December 31,
	2014	2013	2012
	(Expressed as a percentage of net operating revenues)
Consolidated(a):
Net operating revenues	100.0%	100.0%	100.0%
Operating expenses(b)	(86.3)	(86.7)	(84.8)
Depreciation and amortization	(6.3)	(6.0)	(5.6)

Income from operations	7.4	7.3	9.6
Interest expense, net	(5.3)	(4.8)	(4.8)
Loss from early extinguishment of debt	(0.4)	—	(0.9)
Equity in earnings of unconsolidated affiliates	0.3	0.3	0.3
Impairment of long-lived assets	(0.2)	(0.1)	(0.1)

Income from continuing operations before income taxes	1.8	2.7	4.1
Provision for income taxes	(0.4)	(0.8)	(1.3)

Income from continuing operations	1.4	1.9	2.8
Loss from discontinued operations, net of taxes	(0.3)	(0.2)	(0.1)

Net income	1.1	1.7	2.7
Less: Net income attributable to noncontrolling interests	(0.6)	(0.6)	(0.6)

Net income attributable to Community Health Systems, Inc. stockholders	0.5%	1.1%	2.1%

	Year Ended December 31,
	2014	2013
Percentage increase (decrease) from same period prior year(a):
Net operating revenues	45.4%	(0.1)%
Admissions	43.7	(6.6)
Adjusted admissions(c)	47.3	(3.9)
Average length of stay	—	—
Net income attributable to Community Health Systems, Inc.(d)	(34.8)	(46.8)
Same store percentage increase (decrease) from same period prior year(a)(e)
Net operating revenues	1.2%	—%
Admissions	(4.2)	(7.2)
Adjusted admissions(c)	(0.9)	(4.5)

(a)	We have restated our prior period financial statements and statistical results to reflect the reclassification as discontinued operations for the hospitals held for sale at December 31, 2014 and the one hospital sold during the year ended December 31, 2014.

(b)	Operating expenses include salaries and benefits, supplies, other operating expenses, government settlement and related costs, electronic health records incentive reimbursement and rent.

(c)	Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by multiplying admissions by gross patient revenues and then dividing that number by gross inpatient revenues.

(d)	Includes loss from discontinued operations.

(e)	Includes former HMA hospitals for the months of February through December 2014 and 2013. For all hospitals owned throughout both periods, the same-store operating results and statistical data reflects the indicated periods. In addition, same-store comparisons exclude our hospitals that have previously been classified as discontinued operations for accounting purposes.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Net operating revenues increased by 45.4% to approximately $18.6 billion in 2014, from approximately $12.8 billion in 2013. The $5.8 billion increase in net operating revenues consisted of net operating revenues of $5.7 billion from hospitals acquired in 2014 primarily as the result of the HMA merger and $0.1 billion from hospitals owned throughout both periods. On a same-store basis, net operating revenues increased 1.2% during the year ended December 31, 2014. The increase in same-store net operating revenues was attributable to favorable changes in payor mix with corresponding reductions in charity care and self-pay discounts as a percentage of revenue, partially offset by the decline in same-store inpatient admissions. On a consolidated basis, inpatient admissions increased by 43.7% and adjusted admissions increased by 47.3% during the year ended December 31, 2014. These increases were primarily due to the HMA merger during 2014. On a same-store basis, inpatient admissions decreased by 4.2% and adjusted admissions decreased by 0.9% during the year ended December 31, 2014.

Operating expenses, excluding depreciation and amortization, as a percentage of net operating revenues, decreased from 86.7% in 2013 to 86.3% in 2014. Salaries and benefits, as a percentage of net operating revenues, decreased from 47.6% in 2013 to 46.2% in 2014. This decrease in salaries and benefits, as a percentage of net operating revenues, was primarily due to elimination of certain of HMA’s corporate overhead costs and productivity improvement from integrating HMA into our operations during 2014. Supplies, as a percentage of net operating revenues, remained consistent at 15.4% for the years ended December 31, 2014 and 2013. Other operating expenses, as a percentage of net operating revenues, increased from 22.0% in 2013 to 23.3% in 2014. This increase in other operating expenses, as a percentage of net operating revenues, was primarily due to increases in expenses related to achieving meaningful use compliance and acquisition and integration-related expenses, primarily related to the HMA merger. Government settlement and related costs, as a percentage of net revenues, decreased from 0.8% in 2013 to 0.5% in 2014. Rent, as a percentage of net operating revenues, increased from 2.2% in 2013 to 2.3% in 2014.

Electronic health records incentive reimbursements represent those incentives under the HITECH Act for which the recognition criterion has been met. We have recognized approximately $259 million and $162 million of incentive reimbursements, or 1.4% and 1.3% of net operating revenues, for the years ended December 31, 2014 and 2013, respectively. We received cash payments of $253 million and $203 million for these incentives during the years ended December 31, 2014 and 2013, respectively. As of December 31, 2014 and 2013, $81 million and $90 million was recorded as deferred revenue as all criteria for gain recognition had not been met. Operating expenses incurred related to the installation and adoption of electronic health records, including depreciation and amortization, totaled approximately 1.0% of net operating revenues, of which depreciation and amortization represented 0.5% of net operating revenues for the year ended December 31, 2014. Operating expenses incurred related to the installation and adoption of electronic health records, including depreciation and amortization, totaled approximately 0.8% of net operating revenues, of which depreciation and amortization represented 0.5% of net operating revenues for the year ended December 31, 2013.

Depreciation and amortization, including $75 million of amortization of software to be abandoned recognized during the six months ended June 30, 2014, as a percentage of net operating revenues, increased from 6.0% in 2013 to 6.3% in 2014. This increase was due primarily to the shortening of the remaining useful life of software that was previously in use to an abandonment date of July 1, 2014.

Interest expense, net, increased by $359 million from $613 million in 2013, to $972 million in 2014. An increase in our average outstanding debt during 2014, primarily due to the additional debt incurred to acquire HMA, resulted in an increase in interest expense of $394 million. These increases in interest expense were partially offset by a decrease in interest rates during 2014, compared to 2013, which resulted in a decrease in interest expense of $35 million.

The loss from early extinguishment of debt of $73 million was recognized during the year ended December 31, 2014 after the repayment of the outstanding term loans under the Credit Facility. The loss from early extinguishment of debt of $1 million was recognized during the year ended December 31, 2013 after the repayment of $207 million of the term loans due 2014.

Equity in earnings of unconsolidated affiliates, as a percentage of net operating revenues, remained consistent at 0.3% for the years ended December 31, 2014 and 2013.

In connection with the HMA merger, we further analyzed our intangible assets related to internal-use software used in certain of our hospitals for patient and clinical systems, including software required to meet criteria for meaningful use attestation and ICD-10 compliance. This analysis resulted in management reassessing its usage of certain software products and rationalizing that, with the addition of the HMA hospitals in the first quarter of 2014, those software applications were going to be discontinued and replaced with new applications that better integrate meaningful use and ICD-10 compliance, are more cost effective and can be implemented at a greater efficiency of scale over future implementations. Because of this decision by management, an impairment charge of approximately $24 million was recorded during the year ended December 31, 2014. In addition, an impairment of $17 million was recorded during the year ended December 31, 2014 on certain long-lived assets at two of our smaller hospitals due to a reduction in volumes in recent years resulting in a decline in projections of future cash flows and estimated fair values, and one hospital because of our decision to cease operating as an acute care hospital. An impairment of $12 million was recorded during the year ended December 31, 2013 on certain long-lived assets at four of our smaller hospitals primarily due to experiencing a sustained increase in uncompensated care and reduction in volume during the year resulting in a decline in projections of future cash flows and estimated fair values.

The net results of the above mentioned changes resulted in income from continuing operations before income taxes decreasing $4 million from $346 million in 2013 to $342 million in 2014.

Provision for income taxes from continuing operations decreased from $104 million in 2013 to $82 million in 2014 due to the decrease in income from continuing operations before income taxes. Our effective tax rates were 23.8% and 30.0% for the years ended December 31, 2014 and 2013, respectively. The decrease in our effective tax rate for the year ended December 31, 2014 is primarily impacted by the decrease in income from continuing operations before income taxes after adjusting for the increase in net income attributable to noncontrolling interests, which is not tax effected in the consolidated statement of income. Adjusting for this impact, our effective tax rate decreased from 38.5% for the year ended December 31, 2013, to 35.5% for the year ended December 31, 2014, primarily due to the release of unrecognized tax benefit.

Income from continuing operations, as a percentage of net operating revenues, decreased from 1.9% in 2013 to 1.4% in 2014.

Discontinued operations for these periods include the results of operations of certain hospitals owned or leased by us as of December 31, 2014 and 2013, which were classified as being held for sale or sold during 2014. The operation of these hospitals resulted in a loss, net of taxes, of $7 million included in discontinued operations during the year ended December 31, 2014, compared to a loss, net of taxes, of $21 million included in discontinued operations during the year ended December 31, 2013. In addition, an after-tax impairment charge of $50 million was recorded based on the difference between the estimated fair value and the carrying value of the assets held for sale, including an allocation of reporting unit goodwill. Overall, discontinued operations during the year ended December 31, 2014, consisted of a loss, net of taxes, of $57 million, compared to a loss, net of taxes, of $25 million during the year ended December 31, 2013.

Net income, as a percentage of net operating revenues, decreased from 1.7% in 2013 to 1.1% in 2014.

Net income attributable to noncontrolling interests, as a percentage of net operating revenues, remained consistent at 0.6% for the years ended December 31, 2014 and 2013.

Net income attributable to Community Health Systems, Inc. was $92 million in 2014 compared to $141 million in 2013, a decrease of 34.8%. The decrease in net income attributable to Community Health Systems, Inc. is primarily due to an increase in depreciation and amortization, as a percentage of net operating revenues, loss from early extinguishment of debt, impairment of long-lived assets, and discontinued operations as discussed above.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Net operating revenues decreased slightly by 0.1% to approximately $12.819 billion in 2013, from approximately $12.833 billion in 2012. Included in 2012 net operating revenues on a non-same store basis is approximately $105 million of net operating revenues from an industry-wide settlement with the United States Department of Health and Human Services and CMS, based on a claim that acute-care hospitals in the U.S. were underpaid from the Medicare inpatient prospective payment system in federal fiscal years 1999 through 2011. The underpayments resulted from calculations related to the rural floor budget neutrality adjustments implemented in connection with the Balanced Budget Act of 1997. Also included in 2012 net operating revenues is an unfavorable adjustment of approximately $21 million, related to the revised Supplemental Security Income ratios issued for federal fiscal years 2006 through 2009 utilized for calculating Medicare Disproportionate Share Hospital reimbursements. Excluding the $84 million net effect of these two items on 2012, net operating revenues for the year ended December 31, 2013 increased $70 million. Of this increase in net operating revenues, $74 million was contributed by hospitals acquired in 2012, offset by a decrease of $4 million in net operating revenues from hospitals owned throughout both periods. On a same-store basis, net operating revenues remained flat. The decrease in net operating revenues from the hospitals owned throughout both periods is primarily due to physician office system conversions that negatively affected productivity in some physician practices and an unfavorable rate adjustment in Indiana’s state supplemental Medicaid program. On a consolidated basis, inpatient admissions decreased by 6.6% and adjusted admissions decreased by 3.9% during the year ended December 31, 2013. On a same-store basis, inpatient admissions decreased by 7.2% and adjusted admissions decreased by 4.5% during the year ended December 31, 2013.

Operating expenses, excluding depreciation and amortization, as a percentage of net operating revenues, increased from 84.8% in 2012 to 86.7% in 2013. Salaries and benefits, as a percentage of net operating revenues, increased from 46.7% in 2012 to 47.6% in 2013. This increase in salaries and benefits, as a percentage of net operating revenues, was primarily due to volume decline in net operating revenues, increase in health insurance benefit costs, and annual pay rate increases taking effect during the year ended December 31, 2013. Supplies, as a percentage of net operating revenues, increased from 15.1% in 2012 to 15.4% in 2013. This increase in supplies is due primarily to higher implant costs from an increase in hip and knee surgeries. Other operating expenses, as a percentage of net operating revenues, increased from 21.9% in 2012 to 22.0% in 2013. This increase is due primarily to higher payments for state supplemental Medicaid programs and higher acquisition-related costs, partially offset by a decrease in professional liability expense, as a percentage of net revenues, due to a decline in claim payments and expenses as well as declines in the volume of higher risk procedures. Government settlement and related costs, as a percentage of net revenues, was 0.8% for the year ended December 31, 2013. Rent, as a percentage of net operating revenues, increased from 2.1% in 2012 to 2.2% in 2013.

Electronic health records incentive reimbursements represent those incentives under the HITECH Act for which the recognition criterion has been met. We have recognized approximately $162 million and $123 million of incentive reimbursements, or 1.3% and 1.0% of net operating revenues, for the years ended December 31, 2013 and 2012, respectively. We received cash payments of $203 million and $141 million for these incentives during the years ended December 31, 2013 and 2012, respectively. As of December 31, 2013 and 2012, $90 million and $33 million was recorded as deferred revenue as all criteria for gain recognition had not been met. Operating expenses incurred related to the installation and adoption of electronic health records, including depreciation and amortization, totaled approximately 0.8% of net operating revenues, of which depreciation and amortization represented 0.5% of net operating revenues for the year ended December 31, 2013. Operating expenses incurred related to the installation and adoption of electronic health records, including depreciation and amortization, totaled approximately 0.6% of net operating revenues, of which depreciation and amortization represented 0.3% of net operating revenues for the year ended December 31, 2012.

Depreciation and amortization, as a percentage of net operating revenues, increased from 5.6% in 2012 to 6.0% in 2013. This increase was due primarily to depreciation and amortization expense related to electronic health records software and hardware and three replacement hospitals opened in 2012.

Interest expense, net, decreased by $8 million from $621 million in 2012, to $613 million in 2013. A decrease in interest rates during 2013, compared to 2012, resulted in a decrease in interest expense of $27 million and a decrease in interest expense of $2 million due to one additional day of interest expense in the prior year period since 2012 was a leap year. These decreases were partially offset by both an increase in interest expense of $8 million due to an increase in our average outstanding debt during 2013, compared to 2012, and an increase in interest expense of $13 million as a result of less interest being capitalized during 2013, as compared to 2012, because the prior year period had more major construction projects.

The loss from early extinguishment of debt of $1 million was recognized during the year ended December 31, 2013 after the repayment of $207 million of the term loans due 2014. The loss from early extinguishment of debt of $115 million was recognized during the year ended December 31, 2012 after the purchase and redemption of the 8 7/8% Senior Notes due 2015 and the repayment of existing term loans and revolving credit facility under the Credit Facility as further discussed in Liquidity and Capital Resources.

Equity in earnings of unconsolidated affiliates, as a percentage of net operating revenues, remained consistent at 0.3% for the years ended December 31, 2013 and 2012.

An impairment of $12 million was recorded during the year ended December 31, 2013 on certain long-lived assets at four of our smaller hospitals primarily due to experiencing a sustained increase in uncompensated care and reduction in volume during the year resulting in a decline in projections of future cash flows and estimated fair values. An impairment of $10 million was recorded during the year ended December 31, 2012 on certain long-lived assets at three of our small hospitals.

The net results of the above mentioned changes resulted in income from continuing operations before income taxes decreasing $176 million from $522 million in 2012 to $346 million in 2013.

Provision for income taxes from continuing operations decreased from $164 million in 2012 to $104 million in 2013 due to the decrease in income from continuing operations before income taxes. Our effective tax rates were 30.0% and 31.5% for the years ended December 31, 2013 and 2012, respectively. The decrease in our effective tax rate is primarily related to a disproportionate decrease in income from continuing operations before income taxes for the years ended December 31, 2013 and 2012, when compared to the decrease in net income attributable to noncontrolling interests for those same periods, which is not tax-affected in our consolidated financial statements.

Income from continuing operations, as a percentage of net operating revenues, decreased from 2.8% in 2012 to 1.9% in 2013.

Discontinued operations for these periods include the results of operations of certain hospitals owned or leased by us as of December 31, 2013, which were classified as being held for sale. The operation of these hospitals resulted in a loss, net of taxes, of $21 million included in discontinued operations during the year ended December 31, 2013, compared to a loss, net of taxes, of $12 million included in discontinued operations during the year ended December 31, 2012. Overall, discontinued operations during the year ended December 31, 2013, consisted of a loss, net of taxes, of $25 million, compared to a loss, net of taxes, of $12 million during the year ended December 31, 2012.

Net income, as a percentage of net operating revenues, decreased from 2.7% in 2012 to 1.7% in 2013.

Net income attributable to noncontrolling interests, as a percentage of net operating revenues, remained consistent at 0.6% for the years ended December 31, 2013 and 2012.

Net income attributable to Community Health Systems, Inc. was $141 million in 2013 compared to $266 million in 2012, a decrease of 46.8%. The decrease in net income attributable to Community Health Systems, Inc. is primarily due to an increase in operating expenses as a percentage of net operating revenues, including the government settlement and related costs and the impairment on certain long-lived assets, which were impacted by lower volumes during the year ended December 31, 2013 as discussed above.

Liquidity and Capital Resources

2014 Compared to 2013

Net cash provided by operating activities increased $526 million, from approximately $1.1 billion for the year ended December 31, 2013 to approximately $1.6 billion for the year ended December 31, 2014. The $1.6 billion of cash flows from operations includes the cash payments of approximately $207 million related to one-time payments associated with the acquisition and integration of HMA and payments related to government settlements, net of tax, which we do not consider part of our recurring operations. The increase in cash provided by operating activities is a result of the net impact of the decline in net income of $14 million, offset by a $404 million increase to depreciation and amortization and an increase of $145 million in the non-cash charges to income primarily related to the loss from early extinguishment of debt, the impairment of long-lived assets and hospitals sold or held for sale, and the charge in connection with the agreement in principle to settle claims at our New Mexico hospitals and related costs. Cash from operating activities also had a decline in working capital items of approximately $22 million, net of the effect of acquired balances from the HMA merger and other acquisitions and divestitures. Total cash paid for interest during the year ended December 31, 2014 was approximately $831 million and approximately $180 million was received as net refunds for income taxes. Included in net cash provided by operating activities for the year ended December 31, 2014 is $253 million of cash received for HITECH incentive reimbursements, compared to $203 million for the year ended December 31, 2013.

The cash used in investing activities increased $3.4 billion, from approximately $991 million for the year ended December 31, 2013 to approximately $4.4 billion for the year ended December 31, 2014. The increase in cash used in investing activities was due to an increase in cash paid for acquisitions of facilities and other related equipment of $3.0 billion as a result of the acquisition of HMA (which owned and operated 71 hospitals at the time of the completion of the HMA merger) and three additional hospitals in 2014 compared to no hospital acquisitions in 2013, an increase in the cash used for the purchase of property and equipment of $239 million, the net impact of the purchases and sales of available-for-sale securities of $34 million and an increase in cash used for other investments of $171 million. These increases were offset by an increase in the proceeds from sale of property and equipment of $43 million and the proceeds from disposition of hospitals and other ancillary operations of $88 million. Included in cash outflows for other investments for the year ended December 31, 2014 is approximately $274 million of capital expenditures related to the purchase and implementation of certified EHR technology, including implementation of Cerner software at several hospital locations. The remaining cash outflows for other investments consists primarily of purchases and development of other internal-use software and payments made under non-employee physician recruiting agreements of $237 million. We anticipate being able to fund future routine capital expenditures with cash flows generated from operations.

Our net cash provided by financing activities was $2.9 billion for the year ended December 31, 2014, compared to net cash used in financing activities of $113 million for the year ended December 31, 2013. The increase in cash provided by financing activities, in comparison to the prior year, is primarily due to an increase in our long-term borrowings and issuance of long-term debt totaling $11.9 billion, but was mostly offset by an increase in the repayments of our long-term debt of $8.4 billion. These increases were offset by a reduction in the proceeds from the exercise of stock options of $45 million, an increase in deferred financing costs and other debt-related costs of $263 million, an increase in the redemption of noncontrolling investments in joint ventures of $149 million and a reduction in proceeds from receivables facility of $134 million. The net decrease in all other financing activities was $3 million.

The table below sets forth additional detail about our upcoming cash obligations and a further discussion of our existing Credit Facility is set out under the section “Capital Resources” in Item 7 of this Form 10-K. We do not anticipate the need to use funds currently available under our Credit Facility for purposes of funding our operations, although these funds could be used for the purpose of making further acquisitions or for restructuring our existing debt. Furthermore, we anticipate we will remain in compliance with our debt covenants during 2015.

As described in Notes 6, 9 and 16 of the Notes to Consolidated Financial Statements, at December 31, 2014, we had certain cash obligations, which are due as follows (in millions):

	Total	2015	2016-2018	2019-2020	2021 and thereafter
Long-term debt	$7,256	$193	$2,511	$268	$4,284
8% Senior Notes due 2019	2,000	—	—	2,000	—
7 1/8% Senior Notes due 2020	1,200	—	—	1,200	—
5 1/8% Senior Secured Notes due 2018	1,600	—	1,600	—	—
5 1/8% Senior Secured Notes due 2021	1,000	—	—	—	1,000
6 7/8% Senior Notes due 2022	3,000	—	—	—	3,000
Receivables facility	614	—	614	—	—

Total long-term debt	16,670	193	4,725	3,468	8,284
Interest on credit facility, notes and receivables facility(1)	4,692	863	2,403	1,173	253
Capital lease obligations, including interest	376	56	94	28	198
Operating leases	1,311	296	693	157	165
Replacement facilities and other capital commitments(2)	680	231	411	28	10
Open purchase orders(3)	328	328	—	—	—
Liability for uncertain tax positions, including interest and penalties	7	—	6	—	1

Total	$24,064	$1,967	$8,332	$4,854	$8,911

(1)

Estimate of interest payments assumes the interest rates at December 31, 2014 remain constant during the period presented for our credit facility and our receivables facility, which are variable rate debt. The interest rate used to calculate interest payments for our credit facility was the London Interbank Offered Rate, or LIBOR, as of December 31, 2014 plus the applicable spread. The 8% Senior Notes are fixed at an interest rate of 8% per annum. The 7 1/8% Senior Notes are fixed at an interest rate of 7.125% per annum. The 5 1/8% Senior Secured Notes due 2018 and 2021 are fixed at an interest rate of 5.125% per annum. The 6 7/8% Senior Notes are fixed at an interest rate of 6.875% per annum.

(2)	Pursuant to hospital purchase agreements in effect as of December 31, 2014, we have commitments to build one replacement facility and the following capital commitments. As part of an acquisition in 2012, we agreed to build a replacement hospital in York, Pennsylvania, by July 2017. Construction costs, including equipment costs, for this replacement facility is currently estimated to be approximately $130 million, of which approximately less than $1 million has been incurred to date. In addition, in October 2008, after the purchase of the noncontrolling owner’s interest in our Birmingham, Alabama facility, we initiated the purchase of a site, which includes a partially constructed hospital structure, for a potential replacement to our existing Birmingham facility. In September 2010, we received approval of our request for a certificate of need from the Alabama Certificate of Need Review Board. This CON was challenged in the Alabama state circuit and appellate courts, but the CON was upheld by the Supreme Court of Alabama in May 2013, eliminating any further appeals. Our estimated construction costs for the Birmingham replacement facility, including the acquisition of the site and equipment costs, are approximately $280 million, of which approximately $184 million has been incurred to date. In addition, under other purchase agreements, we have committed to spend approximately $839 million for costs such as capital improvements, equipment, selected leases and physician recruiting. These commitments are required to be fulfilled generally over a five to seven year period after acquisition. Through December 31, 2014, we have incurred approximately $384 million related to these commitments.

(3)	Open purchase orders represent our commitment for items ordered but not yet received.

At December 31, 2014, we had issued letters of credit primarily in support of potential insurance related claims and specified outstanding bonds of approximately $83 million.

Our debt as a percentage of total capitalization decreased from 75% at December 31, 2013 to 81% at December 31, 2014.

2013 Compared to 2012

Net cash provided by operating activities decreased $191 million, from approximately $1.3 billion for the year ended December 31, 2012 to approximately $1.1 billion for the year ended December 31, 2013. The decrease in cash provided by operating activities is due primarily to the $97 million of cash received, net of legal fees paid, related to the industry-wide settlement included in net income for the year ended December 31, 2012, as well as a net decrease in cash flows from accounts payable, accrued liabilities and income taxes, primarily as a result of the timing of payments of accounts payable and payroll-related accrued liabilities, which decreased cash flows from operating activities by $174 million, a decrease in cash generated from the growth in accounts receivable of $81 million and a decrease from the effect of the non-cash loss from early extinguishment of debt of $114 million. These decreases in cash flows were offset by an increase in cash flows from supplies, prepaid expenses and other current assets of $91 million, an increase in depreciation and amortization expense of $57 million, an increase from the effect of the non-cash expense for the reserve recorded for the government settlement and related costs of $102 million, an increase from the effect of the non-cash impairment of long-lived assets of $10 million, an increase in cash flow from the change in other assets and liabilities of $8 million and an increase in all other non-cash expenses of $38 million. Included in net cash provided by operating activities for the year ended December 31, 2013 is $203 million of cash received for HITECH incentive reimbursements, compared to $141 million for the year ended December 31, 2012.

The cash used in investing activities decreased $392 million, from approximately $1.4 billion for the year ended December 31, 2012 to approximately $991 million for the year ended December 31, 2013. The decrease in cash used in investing activities was due to a decrease in cash paid for acquisitions of facilities and other related equipment of $278 million, since there were no hospital acquisitions in the current period compared to four hospitals and one large multi-specialty clinic acquired in 2012 and a decrease in the cash used for the purchase of property and equipment of $155 million. These decreases in cash outflows were partially offset by an increase in cash used for other investments of $42 million. Included in cash outflows for other investments for the year ended December 31, 2013 is approximately $169 million of capital expenditures related to the purchase and implementation of certified EHR technology, including implementation of Cerner software at ten hospital locations. The remaining cash outflows for other investments of $171 million consists primarily of purchases and development of other internal-use software, payments made under non-employee physician recruiting agreements, contributions to equity investees and purchases of available-for-sale securities. We anticipate being able to fund future routine capital expenditures with cash flows generated from operations.

Our net cash used in financing activities was $113 million for the year ended December 31, 2013, compared to net cash provided by financing activities of $361 million for the year ended December 31, 2012. The change in cash used in financing activities, in comparison to the prior year, is primarily due to a decrease in our long-term borrowings totaling $6.6 billion, but was mostly offset by a reduction in the repayments of our long-term debt of $5.9 billion and deferred financing costs of $128 million. Additionally, the special dividend given to stockholders in 2012 of $23 million, an increase in the repurchase of our common stock of $27 million, an increase in proceeds from the exercise of stock options of $90 million and a reduction in the redemption of noncontrolling investments in joint ventures of $35 million increased cash used in financing activities. The net decrease in all other financing activities was $10 million.

Capital Expenditures

Cash expenditures for purchases of facilities were $3.1 billion in 2014, $44 million in 2013 and $322 million in 2012. Our expenditures in 2014 were primarily related to the purchase price paid by us in the acquisition of HMA (which owned and operated 71 hospitals at the time of the completion of the HMA merger), the acquisition of four additional hospitals, and the purchase of several surgery centers, physician practices and other ancillary services. Our expenditures in 2013 were for the purchase of surgery centers, physician practices and other ancillary services. Our expenditures in 2012 included $239 million for the purchase of three hospitals in Pennsylvania and one hospital in Illinois, $91 million for surgery centers and other physician practices, including a large physician practice in Texas, partially offset by $8 million of cash received for the settlement of working capital items from a prior divestiture and return of a deposit made at acquisition related to building a replacement hospital.

Excluding the cost to construct replacement hospitals, our cash expenditures for routine capital for 2014 totaled $733 million compared to $552 million in 2013 and $673 million in 2012. These capital expenditures related primarily to the purchase of additional equipment, minor renovations and information systems infrastructure. Costs to construct replacement hospitals totaled $120 million in 2014, $62 million in 2013, and $96 million in 2012. The costs to construct replacement hospitals for both of the years ended December 31, 2014 and 2013 represent both planning and construction costs for two replacement hospitals in York, Pennsylvania and Birmingham, Alabama. The costs to construct replacement hospitals for the year ended December 31, 2012 represent construction and equipment costs primarily for three replacement hospitals opened in 2012 located in Barstow, California; Valparaiso, Indiana; and Siloam Springs, Arkansas.

Pursuant to a hospital purchase agreement in effect as of December 31, 2014, we have committed to build a replacement facility in York, Pennsylvania by July 2017. Construction costs, including equipment costs, for the York replacement facility are currently estimated to be approximately $130 million. In addition, in October 2008, after the purchase of the noncontrolling owner’s interest in our Birmingham, Alabama facility, we initiated the purchase of a site, which includes a partially constructed hospital structure, for a potential replacement to our existing Birmingham facility. In September 2010, we received approval of our request for a certificate of need, or CON, from the Alabama Certificate of Need Review Board. This CON was challenged in the Alabama state circuit and appellate courts, but the CON was upheld by the Supreme Court of Alabama in May 2013, eliminating any further appeals. Our estimated construction costs, including the acquisition of the site and equipment costs, are approximately $280 million for the Birmingham replacement facility. We anticipate completion of this replacement hospital at the end of 2015. We expect total capital expenditures of approximately $1.050 billion to $1.250 billion in 2015 (which includes amounts that are required to be expended pursuant to the terms of hospital purchase agreements), including approximately $920 million to $1.100 billion for renovation and equipment cost and approximately $130 million to $150 million for construction and equipment cost of the replacement hospitals.

Capital Resources

Net working capital was approximately $2.0 billion at December 31, 2014, compared to $1.3 billion at December 31, 2013, an increase of $688 million, primarily due to the net working capital acquired from the HMA merger and the other four hospital acquisitions in 2014 with the remainder primarily attributable to an increase in accounts receivable and accounts payable due to timing of collections and payments.

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

The borrower under the Credit Facility is CHS. All of our obligations under the Credit Facility are unconditionally guaranteed by Community Health Systems, Inc. and certain of its existing and subsequently acquired or organized domestic subsidiaries. All obligations under the Credit Facility and the related guarantees are secured by a perfected first priority lien or security interest in substantially all of the assets of Community Health Systems, Inc., CHS and each subsidiary guarantor, including equity interests held by us or any subsidiary guarantor, but excluding, among others, the equity interests of non-significant subsidiaries, syndication subsidiaries, securitization subsidiaries and joint venture subsidiaries.

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

As of December 31, 2014, the availability for additional borrowings under our Credit Facility was $1.0 billion pursuant to the Revolving Facility, of which $83 million was set aside for outstanding letters of credit. We believe that these funds, along with internally generated cash and continued access to the bank credit and capital markets, will be sufficient to finance future acquisitions, capital expenditures and working capital requirements during 2015.

In connection with the consummation of the HMA merger, CHS issued: (i) $1.0 billion aggregate principal amount of 5.125% Senior Secured Notes due 2021, or the 2021 Senior Secured Notes, pursuant to an indenture, as supplemented, dated as of January 27, 2014, collectively, the Secured Indenture, by and among CHS, the Parent Company, the other guarantors from time to time party thereto, Regions Bank, as trustee, and Credit Suisse AG, as collateral agent, or the Collateral Agent and (ii) $3.0 billion aggregate principal amount of 6.875% Senior Notes due 2022, or the 6 7/8% Senior Notes, pursuant to an indenture, as supplemented, dated as of January 27, 2014, collectively, the Unsecured Indenture, by and among CHS, the Parent Company, the other guarantors from time to time party thereto, and Regions Bank, as trustee, or the Unsecured Indenture.

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

The 6 7/8% Senior Notes are senior unsecured obligations of CHS and are guaranteed on a senior basis by the Parent Company, CHS and certain of CHS’s subsidiaries. The 6 7/8% Senior Notes mature on February 1, 2022, and bear interest at a rate of 6.875% per annum, payable semi-annually in arrears in cash on February 1 and August 1 of each year, beginning on August 1, 2014. CHS is entitled to redeem some or all of the 6 7/8% Senior Notes at any time on or after February 1, 2018 at the redemption prices set forth in the Unsecured Indenture, plus accrued and unpaid interest, if any. In addition, prior to February 1, 2018, CHS may redeem some or all of the 6 7/8% Senior Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, plus a “make-whole” premium, as set forth in the Unsecured Indenture. CHS is entitled to redeem up to 40% of the aggregate principal amount of the 6 7/8% Senior Notes until February 1, 2017 with the net proceeds from certain equity offerings at the redemption price set forth in the Unsecured Indenture. The Unsecured Indenture also contains covenants that, among other things, subject to various qualifications and exceptions, limit the ability of CHS, and certain of its subsidiaries to: incur or guarantee additional indebtedness; pay dividends or make other restricted payments; make certain investments; create or incur certain liens; sell assets and subsidiary stock; transfer all or substantially all of their assets or enter into merger or consolidation transactions; and enter into transactions with affiliates.

On November 22, 2011, CHS completed its offering of $1.0 billion aggregate principal amount of 8% Senior Notes due 2019, which were issued in a private placement. On March 21, 2012, CHS completed the secondary offering of $1.0 billion aggregate principal amount of 8% Senior Notes, which were issued in a private placement (at a premium of 102.5%). The net proceeds from these offerings were used to finance the purchase of approximately $1.85 billion aggregate principal amount of CHS’ then outstanding 8 7/8% Senior Notes, to pay related fees and expenses and for general corporate purposes.

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

On March 21, 2012, through certain of its subsidiaries, CHS entered into an accounts receivable loan agreement, or the Receivables Facility, with a group of lenders and banks, Credit Agricolé Corporate and Investment Bank, as a managing agent and as the administrative agent, and The Bank of Nova Scotia, as a managing agent. On March 7, 2013, CHS and certain of its subsidiaries amended the Receivables Facility to add an additional managing agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd., to increase the size of the facility from $300 million to $500 million and to extend the scheduled termination date. Additional subsidiaries also agreed to participate in the Receivables Facility as of that date. On March 31, 2014, CHS and certain of its subsidiaries amended the Receivables Facility to increase the size of the facility from $500 million to $700 million and to extend the scheduled termination date. Additional subsidiaries also agreed to participate in the Receivables Facility as of that date. The existing and future non-self pay patient-related accounts receivable, or the Receivables, for certain hospitals of CHS and its subsidiaries serve as collateral for the outstanding borrowings under the Receivables Facility. The interest rate on the borrowings is based on the commercial paper rate plus an applicable interest rate spread. Unless earlier terminated or subsequently extended pursuant to its terms, the Receivables Facility will expire on March 21, 2017, subject to customary termination events that could cause an early termination date. CHS maintains effective control over the Receivables because, pursuant to the terms of the Receivables Facility, the Receivables are sold from certain of CHS’ subsidiaries to CHS, and CHS then sells or contributes the Receivables to a special-purpose entity that is wholly-owned by CHS. The wholly-owned special-purpose entity in turn grants security interests in the Receivables in exchange for borrowings obtained from the group of third-party lenders and banks of up to $700 million outstanding from time to time based on the availability of eligible Receivables and other customary factors. The group of third-party lenders and banks do not have recourse to CHS or its subsidiaries beyond the assets of the wholly-owned special-purpose entity that collateralizes the loan. The Receivables and other assets of the wholly-owned special-purpose entity will be available first and foremost to satisfy the claims of the creditors of such entity. The outstanding borrowings pursuant to the Receivables Facility at December 31, 2014 totaled $614 million and are classified as long-term debt on the consolidated balance sheet. At December 31, 2014, the carrying amount of Receivables included in the Receivables Facility totaled approximately $1.3 billion and is included in patient accounts receivable on the consolidated balance sheet.

As of December 31, 2014, we are currently a party to the following interest rate swap agreements to limit the effect of changes in interest rates on approximately 16.7% of our variable rate debt. On each of these swaps, we receive a variable rate of interest based on the three-month LIBOR, in exchange for the payment by us of a fixed rate of interest. We currently pay, on a quarterly basis, interest on the Revolving Facility and the Term A Facility at a rate per annum equal to LIBOR plus 275 basis points. Loans in respect of the Term D Facility and the Term E Facility accrue interest at a rate per annum equal to LIBOR plus 325 basis points. The Term D Facility is also subject to a 100 basis point LIBOR floor and a 200 basis point Alternate Base Rate floor.

Swap #	Notional Amount (in millions)	Fixed Interest Rate	Termination Date	Fair Value (in millions)
1	$300	3.447%	August 8, 2016	$13
2	200	3.429%	August 19, 2016	9
3	100	3.401%	August 19, 2016	4
4	200	3.500%	August 30, 2016	9
5	100	3.005%	November 30, 2016	4
6	200	2.055%	July 25, 2019	4
7	200	2.059%	July 25, 2019	4
8	200	2.613%	August 30, 2019	4	(1)
9	200	2.515%	August 30, 2019	3	(2)
10	300	2.892%	August 30, 2020	8	(3)
11	300	2.738%	August 30, 2020	6	(4)

(1)	This interest rate swap becomes effective August 30, 2015.

(2)	This interest rate swap becomes effective August 28, 2015.

(3)	This interest rate swap becomes effective August 30, 2015.

(4)	This interest rate swap becomes effective August 28, 2015.

The swaps that were in effect prior to the HMA merger remain in effect after the refinancing for the HMA merger and will continue to be used to limit the effects of changes in interest rates on portions of our amended credit facility.

The Credit Facility and/or our outstanding notes contain various covenants that limit our ability to take certain actions including; among other things, our ability to:

•	incur, assume or guarantee additional indebtedness;

•	issue redeemable stock and preferred stock;

•	repurchase capital stock;

•	make restricted payments, including paying dividends and making certain loans and investments;

•	redeem debt that is subordinated in right of payment to our outstanding notes;

•	create liens;

•	sell or otherwise dispose of assets, including capital stock of subsidiaries;

•	enter into agreements that restrict dividends from subsidiaries;

•	merge, consolidate, sell or otherwise dispose of substantially all of our assets;

•	enter into transactions with affiliates; and

•	guarantee certain obligations.

In addition, our Credit Facility contains restrictive covenants and requires us to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet these restricted covenants and financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet those tests. A breach of any of these covenants could result in a default under our Credit Facility and/or our outstanding notes. Upon the occurrence of an event of default under our Credit Facility or our outstanding notes, all amounts outstanding under our Credit Facility and the notes may become immediately due and payable and all commitments under the Credit Facility to extend further credit may be terminated.

We believe that internally generated cash flows, availability for additional borrowings under our Credit Facility of $1.0 billion (consisting of a $1.0 billion Revolving Facility, of which $83 million is set aside for outstanding letters of credit) and our ability to amend the Credit Facility to provide for one or more tranches of term loans in an aggregate principal amount of $1.5 billion, and our continued access to the bank credit and capital markets will be sufficient to finance acquisitions, capital expenditures and working capital requirements during 2015.

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

The ratio of earnings to fixed charges is a measure of our ability to meet our fixed obligations related to our indebtedness. The following table shows the ratio of earnings to fixed charges for the periods indicated:

	Year Ended December 31,
	2010	2011	2012	2013	2014
Ratio of earnings to fixed charges(1)	1.70x	1.63x	1.69x	1.51x	1.29x

(1)	Fixed charges include interest expensed and capitalized during the year plus an estimate of the interest component of rent expense. There are no shares of preferred stock outstanding. See exhibit 12 filed to this Form 10-K for the calculation of this ratio.

Off-balance Sheet Arrangements

In the past, we have utilized operating leases as a financing tool for obtaining the operations of specified hospitals without acquiring, through ownership, the related assets of the hospital and without a significant outlay of cash at the front end of the lease. We utilize the same operating strategies to improve operations at those hospitals held under operating leases as we do at those hospitals that we own. We have not entered into any operating leases for hospital operations since December 2000. At December 31, 2014, we operated three hospitals under operating leases that had an immaterial impact on our consolidated operating results. The terms of the three operating leases we currently have in place expire between December 2020 and June 2022, not including lease extension options. If we allow these leases to expire, we would no longer generate revenues nor incur expenses from these hospitals.

As described more fully in Note 16 of the Notes to Consolidated Financial Statements, at December 31, 2014, we have certain cash obligations for replacement facilities and other construction commitments of $680 million and open purchase orders for $328 million.

Noncontrolling Interests

We have sold noncontrolling interests in certain of our subsidiaries or acquired subsidiaries with existing noncontrolling interest ownership positions. In conjunction with the HMA merger, we acquired 29 hospitals containing minority ownership interests ranging from less than 1% to 40%. Effective November 1, 2014, we acquired from Novant its 30% noncontrolling interest in Lake Norman Regional Medical Center for $150 million pursuant to a change in control provision in the operating agreement that was triggered with the HMA merger. We do not believe the minority ownership interests acquired in the HMA merger are material to our financial position or results of operations. As of December 31, 2014, we have hospitals in 37 of the markets we serve, with noncontrolling physician ownership interests ranging from less than 1% to 40%, including one hospital that also has a non-profit entity as a partner. In addition, we have 14 other hospitals with noncontrolling interests owned by non-profit entities. Redeemable noncontrolling interests in equity of consolidated subsidiaries was $531 million and $358 million as of December 31, 2014 and December 31, 2013, respectively, and noncontrolling interests in equity of consolidated subsidiaries was $80 million and $64 million as of December 31, 2014 and December 31, 2013, respectively. The amount of net income attributable to noncontrolling interests was $111 million, $76 million and $80 million for the years ended December 31, 2014, 2013 and 2012, respectively. As a result of the change in the Stark Law “whole hospital” exception included in the Reform Legislation, we are not permitted to introduce physician ownership at any of our wholly-owned hospital facilities or increase the aggregate percentage of physician ownership in any of our existing hospital joint ventures in excess of the aggregate physician ownership level held at the time of the adoption of the Reform Legislation.

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

Third-party Reimbursement

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. Contractual allowances are automatically calculated and recorded through our internally developed “automated contractual allowance system.” Within the automated system, actual Medicare DRG data and payors’ historical paid claims data are utilized to calculate the contractual allowances. This data is automatically updated on a monthly basis. All hospital contractual allowance calculations are subjected to monthly review by management to ensure reasonableness and accuracy. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at operating revenues (net of contractual allowances and discounts). The process of estimating contractual allowances requires us to estimate the amount expected to be received based on payor contract provisions. The key assumption in this process is the estimated contractual reimbursement percentage, which is based on payor classification and historical paid claims data. Due to the complexities involved in these estimates, actual payments we receive could be different from the amounts we estimate and record. If the actual contractual reimbursement percentage under government programs and managed care contracts differed by 1% at December 31, 2014 from our estimated reimbursement percentage, net income for the year ended December 31, 2014 would have changed by approximately $70 million, and net accounts receivable at December 31, 2014 would have changed by $118 million. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues and net income by an insignificant amount in each of the years ended December 31, 2014, 2013 and 2012.

Allowance for Doubtful Accounts

Substantially all of our accounts receivable are related to providing healthcare services to patients at our hospitals and affiliated businesses. Collection of these accounts receivable is our primary source of cash and is critical to our operating performance. Our primary collection risks relate to uninsured patients and outstanding patient balances for which the primary insurance payor has paid some but not all of the outstanding balance, with the remaining outstanding balance (generally deductibles and co-payments) owed by the patient. At the point of service, for patients required to make a co-payment, we generally collect less than 15% of the related revenue. For all procedures scheduled in advance, our policy is to verify insurance coverage prior to the date of the procedure. Insurance coverage is not verified in advance of procedures for walk-in and emergency room patients.

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

Collections are impacted by the economic ability of patients to pay and the effectiveness of our collection efforts. Significant changes in payor mix, business office operations, economic conditions or trends in federal and state governmental healthcare coverage could affect our collection of accounts receivable and are considered in our estimates of accounts receivable collectability. If the actual collection percentage differed by 1% at December 31, 2014 from our estimated collection percentage as a result of a change in expected recoveries, net income for the year ended December 31, 2014 would have changed by $42 million, and net accounts receivable at December 31, 2014 would have changed by $71 million. We also continually review our overall reserve adequacy by monitoring historical cash collections as a percentage of trailing net revenue less provision for bad debts, as well as by analyzing current period net revenue and admissions by payor classification, aged accounts receivable by payor, days revenue outstanding, the composition of self-pay receivables between pure self-pay patients and the patient responsibility portion of third-party insured receivables and the impact of recent acquisitions and dispositions.

With limited exceptions for recently acquired hospitals, our policy is to write-off gross accounts receivable if the balance is under $10.00 or when such amounts are placed with outside collection agencies. We believe this policy accurately reflects our ongoing collection efforts and is consistent with industry practices. We had approximately $4.0 billion and $3.0 billion at December 31, 2014 and 2013, respectively, being pursued by various outside collection agencies. We expect to collect less than 3%, net of estimated collection fees, of the amounts being pursued by outside collection agencies. As these amounts have been written-off, they are not included in our gross accounts receivable or our allowance for doubtful accounts. Collections on amounts previously written-off are recognized as a reduction to bad debt expense when received. However, we take into consideration estimated collections of these future amounts written-off in evaluating the reasonableness of our allowance for doubtful accounts.

All of the following information is derived from our hospitals, excluding clinics, unless otherwise noted.

Patient accounts receivable from our hospitals represent approximately 95% of our total consolidated accounts receivable.

Days revenue outstanding was 63 days at December 31, 2014 and 67 days at December 31, 2013. Our target range for days revenue outstanding is from 53 to 63 days.

Total gross accounts receivable (prior to allowance for contractual adjustments and doubtful accounts) was approximately $18.0 billion as of December 31, 2014 and approximately $10.9 billion as of December 31, 2013.

The approximate percentage of total gross accounts receivable (prior to allowances for contractual adjustments and doubtful accounts) summarized by payor is as follows:

	December 31,
	2014	2013
Insured receivables	61.9%	59.8%
Self-pay receivables	38.1	40.2

Total	100.0%	100.0%

For the hospital segment, the combined total of the allowance for doubtful accounts for self-pay accounts receivable and related allowances for other self-pay discounts and contractuals, as a percentage of gross self-pay receivables, was approximately 87% and 84% at December 31, 2014 and 2013, respectively. If the receivables that have been written-off, but where collections are still being pursued by outside collection agencies, were included in both the allowances and gross self-pay receivables specified above, the percentage of combined allowances to total self-pay receivables would have been approximately 91% and 90% at December 31, 2014 and 2013, respectively.

Goodwill and Other Intangibles

Goodwill represents the excess of the fair value of the consideration conveyed in the acquisition over the fair value of net assets acquired. Goodwill is evaluated for impairment at the same time every year and when an event occurs or circumstances change that, more likely than not, reduce the fair value of the reporting unit below its carrying value. There is a two-step method for determining goodwill impairment. Step one is to compare the fair value of the reporting unit with the unit’s carrying amount, including goodwill. If this test indicates the fair value is less than the carrying value, then step two is required to compare the implied fair value of the reporting unit’s goodwill with the carrying value of the reporting unit’s goodwill. We performed our last annual goodwill evaluation during the fourth quarter of 2014. No impairment was indicated by this evaluation, and based on the excess of fair value over the carrying value, none of our reporting units were at risk of goodwill impairment as of such date. The determination of fair value in step one of our goodwill impairment analysis is based on an estimate of fair value for each reporting unit utilizing known and estimated inputs at the evaluation date. Some of those inputs include, but are not limited to, the most recent price of our common stock, estimates of future revenue and expense growth, expected capital expenditures, income tax rates, and costs of invested capital. Future estimates of fair value could be adversely affected if the actual outcome of one or more of these assumptions changes materially in the future, including a decline in our stock price, lower than expected hospital volumes, or increased operating costs.

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

The net present value of the projected payments was discounted using a weighted-average risk-free rate of 1.7%, 1.6% and 1.2% in 2014, 2013 and 2012, respectively. This liability is adjusted for new claims information in the period such information becomes known to us. Professional malpractice expense includes the losses resulting from professional liability claims and loss adjustment expense, as well as paid excess insurance premiums, and is presented within other operating expenses in the accompanying consolidated statements of income.

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

For purposes of estimating our individual claim accruals, we utilize specific claim information, including the nature of the claim, the expected claim amount, the year in which the claim occurred and the laws of the jurisdiction in which the claim occurred. Once the case accruals for known claims are determined, information is stratified by loss layers and retentions, accident years, reported years, geography, and claims relating to the acquired HMA hospitals versus claims relating to our other hospitals. Several actuarial methods are used against this data to produce estimates of ultimate paid losses and reserves for incurred but not reported claims. Each of these methods uses our company-specific historical claims data and other information. This company-specific data includes information regarding our business, including historical paid losses and loss adjustment expenses, historical and current case loss reserves, actual and projected hospital statistical data, a variety of hospital census information, employed physician information, professional liability retentions for each policy year, geographic information and other data.

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

The following table presents the amounts of our accrual for professional liability claims and approximate amounts of our activity for each of the respective years (excludes premiums for excess insurance coverage) (in millions):

	Year Ended December 31,
	2014	2013	2012
Accrual for professional liability claims, beginning of year	$644	$622	$568

Liability for insured claims(1)	6	(5)	24
Liability acquired through HMA merger:
Gross liability acquired	292	—	—
Discount of liability acquired	(7)	—	—

Discounted liability acquired	285	—	—
Expense (income) related to:
Current accident year	179	135	143
Prior accident years	(51)	(26)	(29)
(Income) expense from discounting	(7)	(15)	1

Total incurred loss and loss expense(2)	121	94	115

Paid claims and expenses related to:
Current accident year	—	(1)	(1)
Prior accident years	(132)	(66)	(84)

Total paid claims and expenses	(132)	(67)	(85)

Accrual for professional liability claims, end of year	$924	$644	$622

(1)	The liability for insured claims is recorded on the consolidated balance sheet with a corresponding insurance recovery receivable.

(2)	Total expense, including premiums for insured coverage, was $170 million in 2014, $134 million in 2013 and $155 million in 2012.

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

We are primarily self-insured for these claims; however, we obtain excess insurance that transfers the risk of loss to a third-party insurer for claims in excess of our self-insured retentions. Our excess insurance is underwritten on a claims-made basis. For claims reported prior to June 1, 2002, substantially all of our professional and general liability risks were subject to a less than $1 million per occurrence self-insured retention and for claims reported from June 1, 2002 through June 1, 2003, these self-insured retentions were $2 million per occurrence. Substantially all claims reported after June 1, 2003 and before June 1, 2005 are self-insured up to $4 million per claim. Substantially all claims reported on or after June 1, 2005 and before June 1, 2014 are self-insured up to $5 million per claim. Substantially all claims reported on or after June 1, 2014 are self-insured up to $10 million per claim. Management, on occasion, has selectively increased the insured risk at certain hospitals based upon insurance pricing and other factors and may continue that practice in the future. Excess insurance for all hospitals has been purchased through commercial insurance companies and generally covers us for liabilities in excess of the self-insured retentions. The excess coverage consists of multiple layers of insurance, the sum of which totals up to $95 million per occurrence and in the aggregate for claims reported on or after June 1, 2003, up to $145 million per occurrence and in the aggregate for claims reported on or after January 1, 2008 and up to $195 million per occurrence and in the aggregate for claims reported on or after June 1, 2010. For certain policy years prior to June 1, 2014, if the first aggregate layer of excess coverage becomes fully utilized, then the self-insured retention will increase to $10 million per claim for any subsequent claims in that policy year until our total aggregate coverage is met.

Effective June 1, 2014, the hospitals acquired from HMA were insured on a claims-made basis as described above and through commercial insurance companies as described above for substantially all claims reported on or after June 1, 2014 except for physician-related claims with an occurrence date prior to June 1, 2014. Prior to June 1, 2014, the former HMA hospitals obtained insurance coverage through a wholly-owned captive insurance subsidiary and a risk retention group subsidiary which are domiciled in the Cayman Islands and South Carolina, respectively. Those insurance subsidiaries, which are collectively referred to as the “Insurance Subsidiaries,” provided (i) claims-made coverage to all of the former HMA hospitals and (ii) occurrence-basis coverage to most of the physicians employed by the former HMA hospitals. The employed physicians not covered by the Insurance Subsidiaries generally maintained claims-made policies with unrelated third party insurance companies. To mitigate the exposure of the program covering the former HMA hospitals and other healthcare facilities, the Insurance Subsidiaries bought claims-made reinsurance policies from unrelated third parties for claims above self-retention levels of $10 million or $15 million per claim, depending on the policy year.

Effective January 1, 2008, the former Triad Hospitals, Inc., or Triad, hospitals were insured on a claims-made basis as described above and through commercial insurance companies as described above for substantially all claims occurring on or after January 1, 2002 and reported on or after January 1, 2008. Substantially all losses for the former Triad hospitals in periods prior to May 1, 1999 were insured through a wholly-owned insurance subsidiary of HCA Holdings, Inc., or HCA, Triad’s owner prior to that time, and excess loss policies maintained by HCA. HCA has agreed to indemnify the former Triad hospitals in respect of claims covered by such insurance policies arising prior to May 1, 1999. From May 1, 1999 through December 31, 2006, the former Triad hospitals obtained insurance coverage on a claims incurred basis from HCA’s wholly-owned insurance subsidiary with excess coverage obtained from other carriers that is subject to certain deductibles. Effective for claims incurred after December 31, 2006, Triad began insuring its claims from $1 million to $5 million through its wholly-owned captive insurance company, replacing the coverage provided by HCA. Substantially all claims occurring during 2007 were self-insured up to $10 million per claim.

Income Taxes

We must make estimates in recording provision for income taxes, including determination of deferred tax assets and deferred tax liabilities and any valuation allowances that might be required against the deferred tax assets. We believe that future income will enable us to realize certain deferred tax assets, subject to the valuation allowance we have established.

The total amount of unrecognized benefit that would impact the effective tax rate, if recognized, was approximately $5 million as of December 31, 2014. A total of approximately $2 million of interest and penalties is included in the amount of liability for uncertain tax positions at December 31, 2014. It is our policy to recognize interest and penalties related to unrecognized benefits in our consolidated statements of income as income tax expense. The liabilities for uncertain tax positions increased by $26 million during the year ended December 31, 2014 as a result of the HMA merger. During the year ended December 31, 2014, we decreased liabilities for uncertain tax positions by $15 million.

It is possible the amount of unrecognized tax benefit could change in the next 12 months as a result of a lapse of the statute limitations and settlements with taxing authorities; however, we do not anticipate the change will have a material impact on our consolidated results of operations or consolidated financial position.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update, or ASU, 2014-08, which changes the requirements for reporting discontinued operations. A discontinued operation continues to include a component of an entity or a group of components of an entity, or a business activity. However, in a shift reflecting stakeholder concerns that too many disposals of small groups of assets that are recurring in nature qualified for reporting as discontinued operations, a disposal of a component of an entity or a group of components of an entity will be required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. A business or nonprofit activity that, on acquisition, meets the criteria to be classified as held for sale will still be a discontinued operation. Additional disclosures will be required for significant components of the entity that are disposed of or are held for sale but do not qualify as discontinued operations. This ASU is effective for fiscal years beginning after December 15, 2014 and is to be applied on a prospective basis for disposals or components initially classified as held for sale after that date. We will adopt this ASU on January 1, 2015 and do not believe the adoption will have a material impact on our consolidated financial position, results of operations and cash flows.

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

•

implementation, effect of, and changes to, adopted and potential federal and state healthcare reform legislation and other federal, state or local laws or regulations affecting the healthcare industry,

•

the extent to which states support increases, decreases or changes in Medicaid programs, implement healthcare exchanges or alter the provision of healthcare to state residents through regulation or otherwise,

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

•

the impact of the external, criminal cyber-attack suffered by us in the second quarter of 2014, including potential reputational damage, the outcome of our investigation and any potential governmental inquiries, the outcome of litigation filed against us in connection with this cyber-attack, and the extent of remediation costs and additional operating or other expenses that we may continue to incur, and the impact of potential future cyber-attacks or security breaches, and

•	the other risk factors set forth in this Annual Report on Form 10-K for the year ended December 31, 2014 and our other public filings with the SEC.

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate changes, primarily as a result of our Credit Facility which bears interest based on floating rates. In order to manage the volatility relating to the market risk, we entered into interest rate swap agreements described under the heading “Liquidity and Capital Resources” in Part II, Item 7. We utilize risk management procedures and controls in executing derivative financial instrument transactions. We do not execute transactions or hold derivative financial instruments for trading purposes. Derivative financial instruments related to interest rate sensitivity of debt obligations are used with the goal of mitigating a portion of the exposure when it is cost effective to do so. As of December 31, 2014, our approximately $1.3 billion notional amount of interest rate swap agreements outstanding represented approximately 16.7% of our variable rate debt.

A 1% change in interest rates on variable rate debt in excess of that amount covered by interest rate swaps would have resulted in interest expense fluctuating approximately $59 million in 2014, $20 million in 2013 and $18 million in 2012. On a prospective basis, a 1% change in interest rates on the remaining unhedged variable rate debt existing as of December 31, 2014, would result in interest expense fluctuating approximately $66 million per year.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Community Health Systems, Inc.

Franklin, Tennessee

We have audited the accompanying consolidated balance sheets of Community Health Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Community Health Systems, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Nashville, Tennessee

February 25, 2015

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2014	2013	2012
	(In millions, except share and per share data)
Operating revenues (net of contractual allowances and discounts)	$21,561	$14,853	$14,747
Provision for bad debts	2,922	2,034	1,914

Net operating revenues	18,639	12,819	12,833

Operating costs and expenses:
Salaries and benefits	8,618	6,107	5,992
Supplies	2,862	1,975	1,953
Other operating expenses	4,322	2,818	2,807
Government settlement and related costs	101	102	—
Electronic health records incentive reimbursement	(259)	(162)	(123)
Rent	434	279	264
Depreciation and amortization	1,106	771	714
Amortization of software to be abandoned	75	—	—

Total operating costs and expenses	17,259	11,890	11,607

Income from operations	1,380	929	1,226
Interest expense, net of interest income of $5, $3 and $3 in 2014, 2013 and 2012, respectively	972	613	621
Loss from early extinguishment of debt	73	1	115
Equity in earnings of unconsolidated affiliates	(48)	(43)	(42)
Impairment of long-lived assets	41	12	10

Income from continuing operations before income taxes	342	346	522
Provision for income taxes	82	104	164

Income from continuing operations	260	242	358

Discontinued operations, net of taxes:
Loss from operations of entities sold or held for sale	(7)	(21)	(12)
Impairment of hospitals sold or held for sale	(50)	(4)	—

Loss from discontinued operations, net of taxes	(57)	(25)	(12)

Net income	203	217	346
Less: Net income attributable to noncontrolling interests	111	76	80

Net income attributable to Community Health Systems, Inc. stockholders	$92	$141	$266

Basic earnings (loss) per share attributable to Community
Health Systems, Inc. common stockholders(1):
Continuing operations	$1.33	$1.80	$3.11
Discontinued operations	(0.51)	(0.27)	(0.13)

Net income	$0.82	$1.52	$2.98

Diluted earnings (loss) per share attributable to Community
Health Systems, Inc. common stockholders(1):
Continuing operations	$1.32	$1.77	$3.09
Discontinued operations	(0.51)	(0.27)	(0.13)

Net income	$0.82	$1.51	$2.96

Weighted-average number of shares outstanding:
Basic	111,579,088	92,633,332	89,242,949

Diluted	112,549,320	93,815,013	89,806,937

(1)	Total per share amounts may not add due to rounding.

See notes to the consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2014	2013	2012
	(In millions)
Net income	$203	$217	$346
Other comprehensive income (loss), net of income taxes:
Net change in fair value of interest rate swaps, net of tax of $7, $34 and $26 for the years ended December 31, 2014, 2013 and 2012, respectively	13	60	46
Net change in fair value of available-for-sale securities, net of tax	—	2	3
Amortization and recognition of unrecognized pension cost components, net of tax (benefit) of $(9), $9 and $(3) for the years ended December 31, 2014, 2013 and 2012, respectively	(9)	16	(10)

Other comprehensive income	4	78	39

Comprehensive income	207	295	385
Less: Comprehensive income attributable to noncontrolling interests	111	76	80

Comprehensive income attributable to Community Health Systems, Inc. stockholders	$96	$219	$305

See notes to the consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
	(In millions, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$509	$373
Patient accounts receivable, net of allowance for doubtful accounts of $3,504 and $2,438 at December 31, 2014 and 2013, respectively	3,409	2,323
Supplies	557	371
Prepaid income taxes	30	107
Deferred income taxes	341	101
Prepaid expenses and taxes	192	127
Other current assets (including assets of hospitals held for sale of $38 and $40 at December 31, 2014 and 2013, respectively)	528	345

Total current assets	5,566	3,747

Property and equipment:
Land and improvements	946	623
Buildings and improvements	8,791	6,225
Equipment and fixtures	4,527	3,614

Property and equipment, gross	14,264	10,462
Less accumulated depreciation and amortization	(4,095)	(3,411)

Property and equipment, net	10,169	7,051

Goodwill	8,951	4,424

Other assets, net of accumulated amortization of $827 and $535 at December 31, 2014 and 2013, respectively (including assets of hospitals held for sale of $90 and $94 at December 31, 2014 and 2013, respectively)	2,735	1,895

Total assets	$27,421	$17,117

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$235	$167
Accounts payable	1,293	949
Deferred income taxes	23	3
Accrued liabilities:
Employee compensation	955	690
Interest	227	112
Other (including liabilities of hospitals held for sale of $10 and $24 at December 31, 2014 and 2013, respectively)	856	537

Total current liabilities	3,589	2,458

Long-term debt	16,681	9,286

Deferred income taxes	845	906

Other long-term liabilities	1,692	977

Total liabilities	22,807	13,627

Redeemable noncontrolling interests in equity of consolidated subsidiaries	531	358

Commitments and contingencies (Note 16)
EQUITY
Community Health Systems, Inc. stockholders’ equity:
Preferred stock, $.01 par value per share, 100,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value per share, 300,000,000 shares authorized; 117,701,087 shares issued and 116,725,538 shares outstanding at December 31, 2014, and 95,987,032 shares issued and 95,011,483 shares outstanding at December 31, 2013	1	1
Additional paid-in capital	2,095	1,256
Treasury stock, at cost, 975,549 shares at December 31, 2014 and 2013	(7)	(7)
Accumulated other comprehensive loss	(63)	(67)
Retained earnings	1,977	1,885

Total Community Health Systems, Inc. stockholders’ equity	4,003	3,068
Noncontrolling interests in equity of consolidated subsidiaries	80	64

Total equity	4,083	3,132

Total liabilities and equity	$27,421	$17,117

See notes to the consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

		Community Health Systems, Inc. Stockholders
	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total Stockholders’ Equity
		Shares	Amount		Shares	Amount
		(In millions, except share data)
Balance, December 31, 2011	$396	91,547,079	$1	$1,086	(975,549)	$(7)	$(184)	$1,501	$67	$2,464
Comprehensive income (loss)	56	—	—	—	—	—	39	266	24	329
Distributions to noncontrolling interests, net of contributions	(44)	—	—	—	—	—	—	—	(24)	(24)
Purchase of subsidiary shares from noncontrolling interests	(21)	—	—	(21)	—	—	—	—	(1)	(22)
Other reclassifications of noncontrolling interests	1	—	—	—	—	—	—	—	(1)	(1)
Adjustment to redemption value of redeemable noncontrolling interests	(20)	—	—	20	—	—	—	—	—	20
Issuance of common stock in connection with the exercise of stock options	—	1,054,075	—	21	—	—	—	—	—	21
Cancellation of restricted stock for tax withholdings on vested shares	—	(371,946)	—	(9)	—	—	—	—	—	(9)
Net distribution to shareholders	—	—	—	—	—	—	—	(23)	—	(23)
Excess tax benefit from exercise of stock options	—	—	—	1	—	—	—	—	—	1
Stock-based compensation	—	696,507	—	41	—	—	—	—	—	41

Balance, December 31, 2012	368	92,925,715	1	1,139	(975,549)	(7)	(145)	1,744	65	2,797
Comprehensive income	51	—	—	—	—	—	78	141	25	244
Distributions to noncontrolling interests, net of contributions	(49)	—	—	—	—	—	—	—	(27)	(27)
Purchase of subsidiary shares from noncontrolling interests	(6)	—	—	(2)	—	—	—	—	(2)	(4)
Other reclassifications of noncontrolling interests	2	—	—	—	—	—	—	—	(2)	(2)
Noncontrolling interests in acquired entity	—	—	—	—	—	—	—	—	5	5
Adjustment to redemption value of redeemable noncontrolling interests	(8)	—	—	8	—	—	—	—	—	8
Issuance of common stock in connection with the exercise of stock options	—	3,301,543	—	111	—	—	—	—	—	111
Cancellation of restricted stock for tax withholdings on vested shares	—	(357,360)	—	(15)	—	—	—	—	—	(15)
Repurchases of common stock	—	(706,023)	—	(27)	—	—	—	—	—	(27)
Excess tax benefit from exercise of stock options	—	—	—	4	—	—	—	—	—	4
Stock-based compensation	—	823,157	—	38	—	—	—	—	—	38

Balance, December 31, 2013	358	95,987,032	1	1,256	(975,549)	(7)	(67)	1,885	64	3,132
Comprehensive income	86	—	—	—	—	—	4	92	25	121
Distributions to noncontrolling interests, net of contributions	(78)	—	—	—	—	—	—	—	(26)	(26)
Purchase of subsidiary shares from noncontrolling interests	(156)	—	—	(2)	—	—	—	—	—	(2)
Other reclassifications of noncontrolling interests	11	—	—	—	—	—	—	—	(11)	(11)
Noncontrolling interests in acquired entity	316	—	—	—	—	—	—	—	28	28
Adjustment to redemption value of redeemable noncontrolling interests	(6)	—	—	6	—	—	—	—	—	6
Repurchases of common stock	—	(175,000)	—	(9)	—	—	—	—	—	(9)
Issuance of common stock in connection with the exercise of stock options	—	1,767,806	—	65	—	—	—	—	—	65
Issuance of shares in exchange for HMA common stock	—	18,364,420	—	736	—	—	—	—	—	736
Cancellation of restricted stock for tax withholdings on vested shares	—	(270,997)	—	(11)	—	—	—	—	—	(11)
Stock-based compensation	—	2,027,826	—	54	—	—	—	—	—	54

Balance, December 31, 2014	$531	117,701,087	$1	$2,095	(975,549)	$(7)	$(63)	$1,977	$80	$4,083

See notes to the consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
	(In millions)
Cash flows from operating activities:
Net income	$203	$217	$346
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,187	783	726
Deferred income taxes	107	69	53
Government settlement and related costs	101	102	—
Stock-based compensation expense	54	38	41
Impairment of hospitals sold or held for sale	50	5	—
Impairment of long-lived assets	41	12	10
Loss from early extinguishment of debt	73	1	115
Excess tax benefit relating to stock-based compensation	—	(7)	(4)
Other non-cash expenses, net	13	61	33
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Patient accounts receivable	(306)	(285)	(204)
Supplies, prepaid expenses and other current assets	28	(8)	(99)
Accounts payable, accrued liabilities and income taxes	147	76	246
Other	(83)	25	17

Net cash provided by operating activities	1,615	1,089	1,280

Cash flows from investing activities:
Acquisitions of facilities and other related equipment	(3,091)	(44)	(322)
Purchases of property and equipment	(853)	(614)	(769)
Proceeds from disposition of hospitals and other ancillary operations	88	—	—
Proceeds from sale of property and equipment	50	7	6
Purchases of available-for-sale securities	(263)	—	—
Proceeds from sales of available-for-sale securities	229	—	—
Increase in other investments	(511)	(340)	(298)

Net cash used in investing activities	(4,351)	(991)	(1,383)

Cash flows from financing activities:
Proceeds from exercise of stock options	65	110	20
Repurchase of restricted stock shares for payroll tax withholding requirements	(11)	(15)	(9)
Payment of special dividend to stockholders	—	—	(23)
Stock buy-back	(9)	(27)	—
Deferred financing costs and other debt-related costs	(276)	(13)	(141)
Excess tax benefit relating to stock-based compensation	—	7	4
Proceeds from noncontrolling investors in joint ventures	10	—	1
Redemption of noncontrolling investments in joint ventures	(158)	(9)	(44)
Distributions to noncontrolling investors in joint ventures	(104)	(76)	(68)
Borrowings under credit agreements	9,131	1,194	3,976
Issuance of long-term debt	4,000	—	3,825
Proceeds from receivables facility	204	338	350
Repayments of long-term indebtedness	(9,980)	(1,622)	(7,530)

Net cash provided by (used in) financing activities	2,872	(113)	361

Net change in cash and cash equivalents	136	(15)	258
Cash and cash equivalents at beginning of period	373	388	130

Cash and cash equivalents at end of period	$509	$373	$388

Supplemental disclosure of cash flow information:
Interest payments	$(831)	$(583)	$(594)

Income tax refunds (payments), net	$180	$(73)	$(56)

See notes to the consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Business.    Community Health Systems, Inc. is a holding company and operates no business in its own name. On a consolidated basis, Community Health Systems, Inc. and its subsidiaries (collectively the “Company”) own, lease and operate general acute care hospitals in communities across the country. As of December 31, 2014, the Company owned or leased 197 hospitals, included in continuing operations, including four stand-alone rehabilitation or psychiatric hospitals, licensed for 30,137 beds in 28 states. Throughout these notes to the consolidated financial statements, Community Health Systems, Inc. (the “Parent”) and its consolidated subsidiaries are referred to on a collective basis as the “Company.” This drafting style is not meant to indicate that the publicly-traded Parent or any particular subsidiary of the Parent owns or operates any asset, business, or property. The hospitals, operations and businesses described in this filing are owned and operated, and management services provided, by distinct and indirect subsidiaries of Community Health Systems, Inc. The results of Health Management Associates, Inc. (“HMA”) are included from January 27, 2014, the date of the HMA merger.

As of December 31, 2014, Florida, Texas, Pennsylvania and Indiana represent the only areas of significant geographic concentration. As a result of the HMA merger, Florida became an area of geographic concentration in 2014 with 13.0% of consolidated operating revenues, net of contractual allowances and discounts (but before the provision for bad debts) generated in that state. Operating revenues, net of contractual allowances and discounts (but before the provision for bad debts), generated by the Company’s hospitals in Texas, as a percentage of consolidated operating revenues, were 10.9% in 2014, 15.0% in 2013 and 14.7% in 2012. Operating revenues, net of contractual allowances and discounts (but before the provision for bad debts), generated by the Company’s hospitals in Pennsylvania, as a percentage of consolidated operating revenues, were 11.1% in 2014, 13.1% in 2013 and 12.7% in 2012. Operating revenues, net of contractual allowances and discounts (but before the provision for bad debts), generated by the Company’s hospitals in Indiana, as a percentage of consolidated operating revenues, were 7.6% in 2014, 10.6% in 2013 and 10.7% in 2012.

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

Cost of Revenue.    Substantially all of the Company’s operating costs and expenses are “cost of revenue” items. Operating costs that could be classified as general and administrative by the Company would include the Company’s corporate office costs at its Franklin, Tennessee office and Naples, Florida office (which was the

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

headquarters of HMA prior to the closing of the HMA merger), which collectively were $281 million, $181 million and $215 million for the years ended December 31, 2014, 2013 and 2012, respectively. During the year ended December 31, 2014, corporate office costs from the Naples, Florida office have decreased significantly with the integration of the HMA corporate functions. Included in these corporate office costs is stock-based compensation of $54 million, $38 million and $41 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Cash Equivalents.    The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents.

Supplies.    Supplies, principally medical supplies, are stated at the lower of cost (first-in, first-out basis) or market.

Marketable Securities.    The Company’s marketable securities are classified as trading or available-for-sale. Available-for-sale securities are carried at fair value as determined by quoted market prices, with unrealized gains and losses reported as a separate component of stockholders’ equity. Trading securities are reported at fair value with unrealized gains and losses included in earnings. Other comprehensive income (loss) included an unrealized gain of less than $1 million, $2 million and $3 million during the years ended December 31, 2014, 2013 and 2012, respectively, related to these available-for-sale securities.

Property and Equipment.    Property and equipment are recorded at cost. Depreciation is recognized using the straight-line method over the estimated useful lives of the land and improvements (2 to 15 years; weighted-average useful life is 14 years), buildings and improvements (5 to 50 years; weighted-average useful life is 24 years) and equipment and fixtures (4 to 18 years; weighted-average useful life is 8 years). Costs capitalized as construction in progress were $350 million and $232 million at December 31, 2014 and 2013, respectively. Expenditures for renovations and other significant improvements are capitalized; however, maintenance and repairs which do not improve or extend the useful lives of the respective assets are charged to operations as incurred. Interest capitalized related to construction in progress was $10 million, $11 million and $24 million for the years ended December 31, 2014, 2013 and 2012, respectively. Purchases of property and equipment and internal-use software accrued in accounts payable and not yet paid were $190 million and $142 million at December 31, 2014 and 2013, respectively.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Third-Party Reimbursement.    Net patient service revenue is reported at the estimated net realizable amount from patients, third-party payors and others for services rendered. Operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems, provisions of cost-reimbursement and other payment methods. Approximately 35.5%, 34.5% and 36.0% of operating revenues, net of contractual allowances and discounts (but before the provision for bad debts), for the years ended December 31, 2014, 2013 and 2012, respectively, are related to services rendered to patients covered by the Medicare and Medicaid programs. Revenues from Medicare outlier payments are included in the amounts received from Medicare and were approximately 0.41%, 0.46% and 0.47% of operating revenues, net of contractual allowances and discounts (but before the provision for bad debts), for the years ended December 31, 2014, 2013 and 2012, respectively. In addition, the Company is reimbursed by non-governmental payors using a variety of payment methodologies. Amounts received by the Company for treatment of patients covered by such programs are generally less than the standard billing rates. The differences between the estimated program reimbursement rates and the standard billing rates are accounted for as contractual adjustments, which are deducted from gross revenues to arrive at operating revenues (net of contractual allowances and discounts). These net operating revenues are an estimate of the net realizable amount due from these payors. The process of estimating contractual allowances requires the Company to estimate the amount expected to be received based on payor contract provisions. The key assumption in this process is the estimated contractual reimbursement percentage, which is based on payor classification and historical paid claims data. Due to the complexities involved in these estimates, actual payments the Company receives could be different from the amounts it estimates and records. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. Adjustments to previous program reimbursement estimates are accounted for as contractual allowance adjustments and reported in the periods that such adjustments become known.

Included in net operating revenues for the year ended December 31, 2012 is approximately $105 million of net operating revenues from an industry-wide settlement with the United States Department of Health and Human Services and Centers for Medicare and Medicaid Services, based on a claim that acute-care hospitals in the U.S. were underpaid from the Medicare inpatient prospective payment system in federal fiscal years 1999 through 2011. The underpayments resulted from calculations related to the rural floor budget neutrality adjustments implemented in connection with the Balanced Budget Act of 1997. During the year ended December 31, 2012, the Company received approximately $104 million of cash from this settlement. Also included in net operating revenues for the year ended December 31, 2012 is an unfavorable adjustment of approximately $21 million related to the revised Supplemental Security Income ratios issued for federal fiscal years 2006 through 2009 utilized for calculating Medicare Disproportionate Share Hospital reimbursements. Other than these items, contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues and net income by an insignificant amount in each of the years ended December 31, 2014, 2013 and 2012.

Amounts due to third-party payors were $147 million and $61 million as of December 31, 2014 and 2013, respectively, and are included in accrued liabilities-other in the accompanying consolidated balance sheets. Amounts due from third-party payors were $183 million and $118 million as of December 31, 2014 and 2013, respectively, and are included in other current assets in the accompanying consolidated balance sheets. Substantially all Medicare and Medicaid cost reports are final settled through 2008.

Net Operating Revenues.    Net operating revenues are recorded net of provisions for contractual allowance of approximately $84.4 billion, $52.6 billion and $48.5 billion for the years ended December 31, 2014, 2013 and 2012, respectively. Net operating revenues are recognized when services are provided and are reported at the estimated net realizable amount from patients, third-party payors and others for services rendered. Also included in the provision for contractual allowance shown above is the value of administrative and other discounts

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provided to self-pay patients eliminated from net operating revenues which was $2.8 billion, $1.3 billion and $1.1 billion for the years ended December 31, 2014, 2013 and 2012, respectively.

In the ordinary course of business, the Company renders services to patients who are financially unable to pay for hospital care. The Company’s policy is to not pursue collections for such amounts; therefore, the related charges for those patients who are financially unable to pay and that otherwise do not qualify for reimbursement from a governmental program are not reported in net operating revenues or in the provision for bad debts, and are thus classified as charity care. The Company determines amounts that qualify for charity care primarily based on the patient’s household income relative to the federal poverty level guidelines, as established by the federal government.

Included in the provision for contractual allowance shown above is $550 million, $681 million and $669 million for the years ended December 31, 2014, 2013 and 2012, respectively, representing the value (at the Company’s standard charges) of these charity care services that are excluded from net operating revenues.

The estimated cost incurred by the Company to provide these charity care services to patients who are unable to pay was approximately $84 million, $116 million and $120 million for the years ended December 31, 2014, 2013 and 2012, respectively. The estimated cost of these charity care services was determined using a ratio of cost to gross charges and applying that ratio to the gross charges associated with providing care to charity patients for the period.

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

Operating revenues, net of contractual allowances and discounts (but before the provision for bad debts), recognized during the years ended December 31, 2014, 2013 and 2012, were as follows (in millions):

	Year Ended December 31,
	2014	2013	2012
Medicare	$5,327	$3,682	$3,878
Medicaid	2,332	1,442	1,424
Managed Care and other third-party payors	11,109	7,706	7,535
Self-pay	2,793	2,023	1,910

Total	$21,561	$14,853	$14,747

Allowance for Doubtful Accounts.    Accounts receivable are reduced by an allowance for amounts that could become uncollectible in the future. Substantially all of the Company’s receivables are related to providing healthcare services to patients at its hospitals and affiliated businesses.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Collections are impacted by the economic ability of patients to pay and the effectiveness of the Company’s collection efforts. Significant changes in payor mix, business office operations, economic conditions or trends in federal and state governmental healthcare coverage could affect the Company’s collection of accounts receivable and the estimates of the collectability of future accounts receivable and are considered in the Company’s estimates of accounts receivable collectability. The Company also continually reviews its overall reserve adequacy by monitoring historical cash collections as a percentage of trailing net revenue less provision for bad debts, as well as by analyzing current period net revenue and admissions by payor classification, aged accounts receivable by payor, days revenue outstanding, the composition of self-pay receivables between pure self-pay patients and the patient responsibility portion of third-party insured receivables and the impact of recent acquisitions and dispositions.

Electronic Health Records Incentive Reimbursement.    The federal government has implemented a number of regulations and programs designed to promote the use of electronic health records (“EHR”) technology and pursuant to HITECH, established requirements for a Medicare and Medicaid incentive payments program for eligible hospitals and professionals that adopt and meaningfully use certified EHR technology. The Company utilizes a gain contingency model to recognize EHR incentive payments. Recognition occurs when the eligible hospitals adopt or demonstrate meaningful use of certified EHR technology for the applicable payment period and have available the Medicare cost report information for the relevant full cost report year used to determine the final incentive payment.

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

The Company recognized approximately $259 million, $162 million and $123 million for the years ended December 31, 2014, 2013 and 2012, respectively, of incentive reimbursement for HITECH incentives from Medicare and Medicaid related to certain of the Company’s hospitals and for certain of the Company’s employed physicians that have demonstrated meaningful use of certified EHR technology or have completed attestations to their adoption or implementation of certified EHR technology. These incentive reimbursements are presented as

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a reduction of operating costs and expenses on the consolidated statements of income. The Company received cash related to the incentive reimbursement for HITECH incentives of approximately $253 million, $203 million and $141 million for the years ended December, 31, 2014, 2013 and 2012, respectively. The Company recorded $81 million and $90 million as deferred revenue at December 31, 2014 and 2013, respectively, as all criteria for gain recognition had not been met.

Physician Income Guarantees.    The Company enters into physician recruiting agreements under which it supplements physician income to a minimum amount over a period of time, typically one year, while the physicians establish themselves in the community. As part of the agreements, the physicians are committed to practice in the community for a period of time, typically three years, which extends beyond their income guarantee period. The Company records an asset and liability for the estimated fair value of minimum revenue guarantees on new agreements. Adjustments to the ultimate value of the guarantee paid to physicians are recognized in the period that the change in estimate is identified. The Company amortizes an asset over the life of the agreement. As of December 31, 2014 and 2013, the unamortized portion of these physician income guarantees was $48 million and $33 million, respectively.

Concentrations of Credit Risk.    The Company grants unsecured credit to its patients, most of whom reside in the service area of the Company’s facilities and are insured under third-party payor agreements. Because of the economic diversity of the Company’s facilities and non-governmental third-party payors, Medicare represents the only significant concentration of credit risk from payors. Accounts receivable, net of contractual allowances, from Medicare were $453 million and $360 million as of December 31, 2014 and 2013, respectively, representing 7% and 8% of consolidated net accounts receivable, before allowance for doubtful accounts, as of December 31, 2014 and 2013, respectively.

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

During the year ended December 31, 2014, the Company recorded a pretax impairment charge of $17 million to reduce the carrying value of certain long-lived assets at three of its smaller hospitals to their estimated fair value. During the year ended December 31, 2013, the Company recorded a pretax impairment charge of $12 million to reduce the carrying value of certain long-lived assets at four of its smaller hospitals to their estimated fair value. During the year ended December 31, 2012, the Company recorded a pretax impairment charge of $10 million to reduce the carrying value of certain long-lived assets at three of its smaller hospitals to their estimated fair value. The impairments for 2014, 2013 and 2012 were identified because of declining operating results and projections of future cash flows at these hospitals caused by competitive and operational challenges specific to the markets in which these hospitals operate.

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

Reclassifications.    During the year ended December 31, 2014, the Company made the decision to sell several smaller hospitals and entered into definitive agreements to sell certain of these hospitals. One hospital was sold during the year ended December 31, 2014. The consolidated statements of income for the years ended December 31, 2013 and 2012 have been restated to reclassify the consolidated results of operations for these hospitals to discontinued operations. The consolidated balance sheet as of December 31, 2013 has been restated to present these hospitals that were owned or leased in 2013 as held for sale for comparative purposes with the December 31, 2014 presentation.

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

The 2009 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the IRC and for the grant of stock options which do not so qualify, stock appreciation rights, restricted stock, restricted stock units, performance-based shares or units and other share awards. Persons eligible to receive grants under the 2009 Plan include the Company’s directors, officers, employees and consultants. To date, all options granted under the 2009 Plan have been “nonqualified” stock options for tax purposes. Generally, vesting of these granted options occurs in one-third increments on each of the first three anniversaries of the award date. Options granted in 2011 or later have a 10-year contractual term. As of December 31, 2014, 5,094,012 shares of unissued common stock were reserved for future grants under the 2009 Plan, which includes the 4,000,000 additional shares reserved for future grants approved by the Company’s stockholders on May 20, 2014 in conjunction with the March 19, 2014 amendment of the 2009 Plan.

The exercise price of all options granted under the 2000 Plan and the 2009 Plan has been equal to the fair value of the Company’s common stock on the option grant date.

The following table reflects the impact of total compensation expense related to stock-based equity plans on the reported operating results for the respective periods (in millions):

	Year Ended December 31,
	2014	2013	2012
Effect on income from continuing operations before income taxes	$(54)	$(38)	$(41)

Effect on net income	$(34)	$(24)	$(26)

At December 31, 2014, $59 million of unrecognized stock-based compensation expense was expected to be recognized over a weighted-average period of 24 months. Of that amount, less than $1 million related to outstanding unvested stock options was expected to be recognized over a weighted-average period of 2 months and $59 million related to outstanding unvested restricted stock and restricted stock units (the terms of which are summarized below) was expected to be recognized over a weighted-average period of 24 months. There were no modifications to awards during the years ended December 31, 2014 and 2013.

The fair value of stock options granted during the year ended December 31, 2012 were estimated using the Black Sholes option pricing model with an expected volatility of 57.8%, no expected dividends, expected term of 4.1 years and risk-free interest rate of 0.66%.

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

Options outstanding and exercisable under the 2000 Plan and the 2009 Plan as of December 31, 2014, and changes during each of the years in the three-year period prior to December 31, 2014, were as follows (in millions, except share and per share data):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value as of December 31, 2014
Outstanding at December 31, 2011	8,389,142	$32.83
Granted	253,500	21.16
Exercised	(1,050,772)	19.85
Forfeited and cancelled	(487,757)	34.12

Outstanding at December 31, 2012	7,104,113	34.25
Granted	—	—
Exercised	(3,299,859)	33.53
Forfeited and cancelled	(66,709)	34.01

Outstanding at December 31, 2013	3,737,545	34.88
Granted	—	—
Exercised	(1,768,473)	37.06
Forfeited and cancelled	(15,345)	29.92

Outstanding at December 31, 2014	1,953,727	$32.94	4.1 years	$41

Exercisable at December 31, 2014	1,872,507	$33.45	4.0 years	$38

No stock options were granted during the years ended December 31, 2014 and 2013. The weighted-average grant date fair value of stock options granted during the year ended December 31, 2012 was $9.20. The aggregate intrinsic value (the number of in-the-money stock options multiplied by the difference between the Company’s closing stock price on the last trading day of the reporting period ($53.92) and the exercise price of the respective stock options) in the table above represents the amount that would have been received by the option holders had all option holders exercised their options on December 31, 2014. This amount changes based on the market value of the Company’s common stock. The aggregate intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012 was $22 million, $31 million and $9 million, respectively. The aggregate intrinsic value of options vested and expected to vest approximates that of the outstanding options.

The Company has also awarded restricted stock under the 2000 Plan and the 2009 Plan to its directors and employees of certain subsidiaries. The restrictions on these shares generally lapse in one-third increments on each of the first three anniversaries of the award date. Certain of the restricted stock awards granted to the

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s senior executives contain a performance objective that must be met in addition to any time-based vesting requirements. If the performance objective is not attained, the awards will be forfeited in their entirety. Once the performance objective has been attained, restrictions will lapse in one-third increments on each of the first three anniversaries of the award date. In addition, 835,000 restricted stock awards granted March 1, 2014 have a performance objective that is measured based on the realization of synergies related to the HMA merger over a two-year period. The performance objective may be met in part in the first year or in whole or in part over the two-year period. Depending on the degree of attainment of the performance objective, restrictions may lapse on a portion of the award grant over the first three anniversaries of the award date at a level dependent upon the amount of synergies realized. If the synergies related to the HMA merger do not reach a certain level, then the awards will be forfeited in their entirety. Based on the synergy levels attained in the first year of the awards, the performance objective for the first year was met, and one-third of the awards are expected to vest on March 1, 2015. Notwithstanding the above-mentioned performance objectives and vesting requirements, the restrictions with respect to restricted stock granted under the 2000 Plan and the 2009 Plan will lapse earlier in the event of death, disability or termination of employment by the Company for any reason other than for cause of the holder of the restricted stock, or change in control of the Company. Restricted stock awards subject to performance standards are not considered outstanding for purposes of determining earnings per share until the performance objectives have been satisfied.

Restricted stock outstanding under the 2000 Plan and the 2009 Plan as of December 31, 2014, and changes during each of the years in the three-year period prior to December 31, 2014, were as follows:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2011	2,207,612	$32.95
Granted	680,500	21.20
Vested	(1,118,213)	29.67
Forfeited	(25,335)	30.94

Unvested at December 31, 2012	1,744,564	30.50
Granted	836,088	41.55
Vested	(945,894)	32.22
Forfeited	(27,269)	37.09

Unvested at December 31, 2013	1,607,489	35.13
Granted	2,011,000	41.35
Vested	(846,818)	34.60
Forfeited	(11,032)	37.37

Unvested at December 31, 2014	2,760,639	39.82

Restricted stock units (“RSUs”) have been granted to the Company’s outside directors under the 2000 Plan and the 2009 Plan. On February 16, 2012, each of the Company’s outside directors received a grant under the 2009 Plan of 6,645 RSUs. On February 27, 2013, each of the Company’s outside directors received a grant under the 2009 Plan of 3,596 RSUs. On March 1, 2014, each of the Company’s outside directors received a grant under the 2009 Plan of 3,614 RSUs. Vesting of these RSUs occurs in one-third increments on each of the first three anniversaries of the award date.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

RSUs outstanding under the 2000 Plan and the 2009 Plan as of December 31, 2014, and changes during each of the years in the three-year period prior to December 31, 2014, were as follows:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2011	52,956	$31.67
Granted	39,870	21.07
Vested	(29,940)	27.95
Forfeited	—	—

Unvested at December 31, 2012	62,886	26.72
Granted	21,576	41.71
Vested	(28,926)	29.04
Forfeited	—	—

Unvested at December 31, 2013	55,536	31.33
Granted	21,684	41.51
Vested	(27,858)	30.87
Forfeited	—	—

Unvested at December 31, 2014	49,362	36.07

3.	ACQUISITIONS AND DIVESTITURES

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

Approximately $76 million, $21 million and $10 million of acquisition and related integration costs related to prospective and closed acquisitions were expensed during the years ended December 31, 2014, 2013 and 2012, respectively, and are included in other operating expenses on the consolidated statements of income.

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

In connection with the HMA merger, the Company and CHS/Community Health Systems, Inc. (“CHS”) entered into a third amendment and restatement of its credit facility, providing for additional financing and recapitalization of certain of the Company’s term loans. In addition, the Company and CHS also issued in connection with the HMA merger: (i) $1.0 billion aggregate principal amount of 5.125% Senior Secured Notes due 2021 and (ii) $3.0 billion aggregate principal amount of 6.875% Senior Notes due 2022.

The total consideration of the HMA merger has been allocated to the assets acquired and liabilities assumed based upon their respective fair values. The purchase price represented a premium over the fair value of the net tangible and identifiable intangible assets acquired for reasons such as:

•	the expansion of the number of markets in which the Company operates in existing states;

•	the extension and strengthening of the Company’s hospital and physician networks;

•	the centralization of many support functions; and

•	the elimination of duplicate corporate functions.

The table below summarizes the calculation of consideration paid and allocations of the purchase price (including assumed liabilities and long-term debt assumed and repaid at closing) for the HMA merger (in millions):

Cash paid	$2,778
Shares issued	736
Contingent value right	17

Total consideration	$3,531

Current assets	$1,519
Property and equipment	2,895
Goodwill	4,494
Intangible assets	112
Other long-term assets	508
Liabilities	(5,662)
Noncontrolling interests	(335)

Total identifiable net assets	$3,531

The allocation process requires the analysis of acquired fixed assets, contracts, contractual commitments, and legal contingencies to identify and record the fair value of all assets acquired and liabilities assumed. All goodwill related to HMA is recorded in the hospital operations reporting unit.

Net operating revenues and income from continuing operations before income taxes and allocation of both interest and corporate overhead from hospitals acquired from HMA from the date of acquisition through December 31, 2014 was approximately $5.3 billion and $564 million, respectively.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Hospital Acquisitions

Effective November 1, 2014, the Company entered into and closed on a restructuring agreement related to the joint venture between an affiliate of the Company and an affiliate of Novant Health, Inc. (“Novant”), the non-profit joint venture partner. Through this joint venture, Novant owned an indirect noncontrolling interest in Lake Norman Regional Medical Center (“Lake Norman”), one of the former HMA hospitals. The HMA merger triggered a change in control provision in the operating agreement of this joint venture, requiring the Company to purchase the 30% noncontrolling interest in Lake Norman held by Novant for the higher of fair value or $150 million. As part of the restructuring agreement, on November 3, 2014, the Company paid Novant (1) $150 million for its 30% noncontrolling interest in Lake Norman, (2) approximately $4 million to acquire Upstate Carolina Medical Center (125 licensed beds) in Gaffney, South Carolina, and (3) approximately $5 million to settle prior claims with Novant. The amounts paid to Novant to acquire the noncontrolling interest in Lake Norman and to settle prior claims were recognized as part of the opening balance sheet in the purchase accounting for HMA. Based upon our preliminary purchase price allocation relating to this acquisition as of December 31, 2014, no goodwill has been recorded related to the acquisition of Upstate Carolina Medical Center. The preliminary allocation of the purchase price has been determined by us based on available information and is subject to settling amounts related to purchased working capital and final appraisals of tangible and intangible assets. Adjustments to the purchase price allocation are not expected to be material.

On October 1, 2014, one or more subsidiaries of the Company completed the acquisition of Natchez Regional Medical Center (179 licensed beds) in Natchez, Mississippi. The total cash consideration paid at closing for long-lived assets was $10 million. As part of the closing, the Company also paid $8 million as a prepayment for future property taxes that will be applied to the tax liability for the next 17 years. Based upon our preliminary purchase price allocation relating to this acquisition as of December 31, 2014, no goodwill has been recorded. The preliminary allocation of the purchase price has been determined by us based on available information and is subject to settling amounts related to purchased working capital and final appraisals of tangible and intangible assets. Adjustments to the purchase price allocation are not expected to be material.

Effective April 1, 2014, one or more subsidiaries of the Company completed the acquisition of Sharon Regional Health System in Sharon, Pennsylvania. This healthcare system includes Sharon Regional (258 licensed beds) and other outpatient and ancillary services. The total cash consideration paid for long-lived assets and working capital was approximately $67 million and $1 million, respectively, with additional consideration of $9 million assumed in liabilities, for a total consideration of $77 million. Based upon the Company’s purchase price allocation relating to this acquisition as of December 31, 2014, approximately $8 million of goodwill has been recorded.

Effective April 1, 2014, one or more subsidiaries of the Company completed the acquisition of a 95% interest in Munroe Regional Medical Center (421 licensed beds) in Ocala, Florida and its other outpatient and ancillary services through a joint venture arrangement with an affiliate of a regional not-for-profit healthcare system, which acquired the remaining 5% interest. The total cash consideration paid for long-lived assets plus prepaid rent on the leased property and working capital was approximately $192 million and $4 million, respectively, with additional consideration of $11 million assumed in liabilities, for a total consideration of $207 million. The value of the noncontrolling interest at acquisition was $10 million. Based upon the Company’s purchase price allocation relating to this acquisition as of December 31, 2014, approximately $11 million of goodwill has been recorded.

Effective July 1, 2012, one or more subsidiaries of the Company completed the acquisition of Memorial Health Systems in York, Pennsylvania. This healthcare system includes Memorial Hospital (100 licensed beds), the Surgical Center of York, and other outpatient and ancillary services. As part of this purchase agreement, the

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company has agreed to build a replacement hospital within five years of the closing date with total expected construction costs of $130 million. The total cash consideration paid for fixed assets and working capital was approximately $45 million and $3 million, respectively, with additional consideration of $13 million assumed in liabilities, for a total consideration of $60 million. Based upon the Company’s final purchase price allocation relating to this acquisition as of December 31, 2014, approximately $11 million of goodwill has been recorded.

Effective March 5, 2012, one or more subsidiaries of the Company completed a merger with Diagnostic Clinic of Longview, P.A., which is a multi-specialty clinic serving residents of Longview, Texas and surrounding East Texas communities. This merger was accounted for as a purchase business combination. The total cash consideration paid for the business, including net working capital, was approximately $52 million, with additional consideration of $7 million assumed in liabilities, for a total consideration of $59 million. Based upon the Company’s final purchase price allocation relating to this acquisition, approximately $42 million of goodwill has been recorded.

Effective March 1, 2012, one or more subsidiaries of the Company completed the acquisition of MetroSouth Medical Center (330 licensed beds) located in Blue Island, Illinois. The total cash consideration paid for fixed assets was approximately $39 million with additional consideration of $6 million assumed in liabilities as well as a credit applied at closing of $1 million for negative acquired working capital, for a total consideration of $44 million. Based upon the Company’s final purchase price allocation relating to this acquisition as of December 31, 2014, no goodwill has been recorded.

Effective January 1, 2012, one or more subsidiaries of the Company completed the acquisition of Moses Taylor Healthcare System based in Scranton, Pennsylvania, which is a healthcare system comprised of two acute care hospitals and other healthcare providers. This healthcare system includes Moses Taylor Hospital (217 licensed beds) located in Scranton, Pennsylvania, and Mid-Valley Hospital (25 licensed beds) located in Peckville, Pennsylvania. The total cash consideration paid for fixed assets and working capital was approximately $151 million and $13 million, respectively, with additional consideration of $9 million assumed in liabilities, for a total consideration of $174 million. Based upon the Company’s final purchase price allocation relating to this acquisition, approximately $55 million of goodwill has been recorded.

The table below summarizes the allocations of the purchase price (including assumed liabilities) for the above hospital acquisition transactions (excluding HMA) in 2014 and 2012 (in millions) and reflects the fact that there were no hospital acquisitions in 2013:

	2014	2013	2012
Current assets	$29	N/A	$46
Property and equipment	257	N/A	179
Goodwill	19	N/A	106
Intangible assets	—	N/A	3
Other long-term assets	28	N/A	—
Liabilities	(46)	N/A	(34)
Noncontrolling interests	(10)	N/A	—

Total identifiable net assets	$277	N/A	$300

The operating results of the foregoing transactions have been included in the accompanying consolidated statements of income from their respective dates of acquisition, including net operating revenues of $360 million and $337 million for the years ended December 31, 2014 and 2012, respectively, from hospital acquisitions that

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

closed during those years. The following pro forma combined summary of operations of the Company gives effect to using historical information of the operations of the hospital acquisitions in 2014 discussed above as if the transactions had occurred as of January 1, 2013 (in millions, except per share data):

	Year Ended December 31,
	2014	2013
	(Unaudited)
Pro forma net operating revenues	$19,269	$18,925
Pro forma net income (loss) attributable to Community Health Systems, Inc. stockholders	87	(292)
Pro forma net income (loss) per share attributable to Community Health Systems, Inc. common stockholders:
Basic	$0.77	$(2.63)

Diluted	$0.76	$(2.63)

Pro forma adjustments to net income include adjustments to depreciation and amortization expense, net of the related tax effect, based on the estimated fair value assigned to the long-lived assets acquired, and to interest expense, net of the related tax effect, assuming the increase in long-term debt used to fund the acquisitions had occurred as of January 1, 2013. The pro forma amounts for the year ended December 31, 2014 were adjusted to exclude approximately $69 million of certain nonrecurring acquisition and related integration costs incurred by the Company related to HMA. Pro forma amounts for the year ended December 31, 2013 were adjusted to include these costs. The pro forma net income for the year ended December 31, 2014 includes a charge for the early extinguishment of debt of $73 million before taxes and $45 million after taxes, or $0.40 per share (diluted). The pro forma net loss for the year ended December 31, 2013 includes approximately $133 million before taxes and approximately $83 million after taxes, or $0.74 per share (diluted), in change in control and other related expenses recorded by HMA for amounts triggered by the change in control of the HMA board of directors during the three months ended September 30, 2013.

These pro forma results presented above with respect to the HMA merger and the other hospital acquisitions that occurred during 2014 are not necessarily indicative of the actual results of operations that would have been achieved had the acquisitions been consummated on the date and for the periods indicated and do not purport to indicate consolidated results of operations as of any future date or any future period. These pro forma results are based upon currently available information and estimates and assumptions that management believes are reasonable as of the date hereof. Any of the factors underlying these estimates and assumptions may change or prove to be materially different, and do not give effect to the potential impact of current financial conditions, any anticipated synergies, operating efficiencies or cost savings that may result or have resulted with respect to the HMA merger and these other acquisitions. These pro forma results do not reflect certain non-recurring costs related to the HMA merger and these other acquisitions such as cash expenditures for restructuring and integration activities.

Other Acquisitions

During the years ended December 31, 2014, 2013 and 2012, one or more subsidiaries of the Company paid approximately $29 million, $40 million and $41 million, respectively, to acquire the operating assets and related businesses of certain physician practices, clinics and other ancillary businesses that operate within the communities served by the Company’s affiliated hospitals. In connection with these acquisitions, during the year ended December 31, 2014, the Company allocated approximately $15 million of the consideration paid to

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

property and equipment and net working capital and the remainder, approximately $14 million consisting of intangible assets that do not qualify for separate recognition, to goodwill. During 2013, the Company assumed approximately $5 million of noncontrolling interests and allocated approximately $9 million of the consideration paid to property and equipment and the remainder, approximately $36 million consisting of intangible assets that do not qualify for separate recognition, to goodwill. During 2012, the Company assumed approximately $2 million in net working capital liabilities and allocated approximately $10 million of the consideration paid to property and equipment and the remainder, approximately $33 million consisting of intangible assets that do not qualify for separate recognition, to goodwill.

Discontinued Operations

During the year ended December 31, 2014, the Company made the decision to sell and began actively marketing several smaller hospitals, which are classified as held for sale at December 31, 2014. Two other hospitals are required to be divested by the Federal Trade Commission as a condition of its approval of the HMA merger: Riverview Regional Medical Center (281 licensed beds) located in Gadsden, Alabama, and Carolina Pines Regional Medical Center (116 licensed beds) located in Hartsville, South Carolina (one or more subsidiaries of the Company entered into a definitive agreement to sell their ownership interest in Carolina Pines Regional Medical Center in October 2014 and the sale was completed effective January 1, 2015). On November 3, 2014, one or more subsidiaries of the Company sold Special Care Hospital (67 licensed beds) located in Nanticoke, Pennsylvania, which is a long-term acute care hospital, to Post Acute Medical, LLC for approximately $3 million in cash. In addition, HMA entered into a definitive agreement to sell Williamson Memorial Hospital (76 licensed beds) located in Williamson, West Virginia prior to the HMA merger. In connection with management’s decision to sell these facilities and the sale of one hospital during 2014, the Company has classified the results of operations of the above mentioned hospitals as discontinued operations in the accompanying consolidated statements of income, and classified the above mentioned hospitals as held for sale in the accompanying consolidated balance sheet.

Net operating revenues and loss from discontinued operations for the respective periods are as follows (in millions):

	Year Ended December 31,
	2014	2013	2012
Net operating revenues	$426	$179	$196

Loss from operations of entities sold or held for sale before income taxes	(11)	(32)	(19)
Impairment of hospitals sold or held for sale	(71)	(8)	—

Loss from discontinued operations, before taxes	(82)	(40)	(19)
Income tax benefit	(25)	(15)	(7)

Loss from discontinued operations, net of taxes	$(57)	$(25)	$(12)

Interest expense was allocated to discontinued operations based on sale proceeds available for debt repayment.

In April 2014, the Financial Accounting Standards Board issued ASU 2014-08, which changes the requirements for reporting discontinued operations. A discontinued operation continues to include a component of an entity or a group of components of an entity, or a business activity. However, in a shift reflecting

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stakeholder concerns that too many disposals of small groups of assets that are recurring in nature qualified for reporting as discontinued operations, a disposal of a component of an entity or a group of components of an entity will be required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. A business or nonprofit activity that, on acquisition, meets the criteria to be classified as held for sale will still be a discontinued operation. Additional disclosures will be required for significant components of the entity that are disposed of or are held for sale but do not qualify as discontinued operations. This ASU is effective for fiscal years beginning after December 15, 2014 and is to be applied on a prospective basis for disposals or components initially classified as held for sale after that date. The Company adopted this ASU on January 1, 2015 and does not believe the adoption will have a material impact on its consolidated financial position, results of operations and cash flows.

4.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill for the year ended December 31, 2014 are as follows (in millions):

	Year Ended December 31,
	2014	2013
Balance, beginning of year	$4,424	$4,388
Goodwill acquired as part of acquisitions during current year	4,527	36

Balance, end of year	$8,951	$4,424

Goodwill is allocated to each identified reporting unit, which is defined as an operating segment or one level below the operating segment (referred to as a component of the entity). Management has determined that the Company’s operating segments and hospital management services operations meet the criteria to be classified as reporting units. At December 31, 2014, the hospital operations reporting unit, the home care agency operations reporting unit, and the hospital management services reporting unit had approximately $8.9 billion, $44 million and $33 million, respectively, of goodwill. At December 31, 2013, the hospital operations reporting unit, the home care agency operations reporting unit, and the hospital management services reporting unit had approximately $4.3 billion, $44 million and $33 million, respectively, of goodwill.

Goodwill is evaluated for impairment at the same time every year and when an event occurs or circumstances change that, more likely than not, reduce the fair value of the reporting unit below its carrying value. There is a two-step method for determining goodwill impairment. Step one is to compare the fair value of the reporting unit with the unit’s carrying amount, including goodwill. If this test indicates the fair value is less than the carrying value, then step two is required to compare the implied fair value of the reporting unit’s goodwill with the carrying value of the reporting unit’s goodwill. The Company performed its last annual goodwill evaluation during the fourth quarter of 2014. No impairment was indicated by this evaluation. The next annual goodwill evaluation will be performed during the fourth quarter of 2015.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Assets

Approximately $112 million of intangible assets other than goodwill were acquired during the year ended December 31, 2014. These acquired intangibles represent the Company’s estimate of the fair value of the contract-based intangible assets related to the certificates of need and Medicare licenses obtained in the HMA merger. The gross carrying amount of the Company’s other intangible assets subject to amortization was $76 million at December 31, 2014 and $51 million at December 31, 2013, and the net carrying amount was $39 million at December 31, 2014 and $21 million at December 31, 2013. The carrying amount of the Company’s other intangible assets not subject to amortization was $131 million and $50 million at December 31, 2014 and December 31, 2013, respectively. Other intangible assets are included in other assets, net on the Company’s consolidated balance sheets. Substantially all of the Company’s intangible assets are contract-based intangible assets related to operating licenses, management contracts, or non-compete agreements entered into in connection with prior acquisitions.

The weighted-average remaining amortization period for the intangible assets subject to amortization is approximately four years. There are no expected residual values related to these intangible assets. Amortization expense on these intangible assets was $13 million, $6 million and $7 million during the years ended December 31, 2014, 2013 and 2012, respectively. Amortization expense on intangible assets is estimated to be $14 million in 2015, $13 million in 2016, $3 million in 2017, $2 million in 2018, $2 million in 2019 and $5 million thereafter.

The gross carrying amount of capitalized software for internal use was approximately $1.5 billion and $972 million at December 31, 2014 and December 31, 2013, respectively, and the net carrying amount considering accumulated amortization was approximately $790 million and $550 million at December 31, 2014 and December 31, 2013, respectively. The estimated amortization period for capitalized internal-use software is generally three years, except for capitalized costs related to significant system conversions, which is generally eight to ten years. There is no expected residual value for capitalized internal-use software. At December 31, 2014, there was approximately $53 million of capitalized costs for internal-use software that is currently in the development stage and will begin amortization once the software project is complete and ready for its intended use. Amortization expense on capitalized internal-use software was $260 million, $139 million and $99 million during the years ended December 31, 2014, 2013 and 2012, respectively. Amortization expense on capitalized internal-use software is estimated to be $178 million in 2015, $149 million in 2016, $117 million in 2017, $74 million in 2018, $67 million in 2019 and $205 million thereafter.

In connection with the HMA merger, the Company further analyzed its intangible assets related to internal-use software used in certain of its hospitals for patient and clinical systems, including software required to meet criteria for meaningful use attestation and ICD-10 compliance. This analysis resulted in management reassessing its usage of certain software products and rationalizing that, with the addition of the HMA hospitals in the first quarter of 2014, those software applications were going to be discontinued and replaced with new applications that better integrate meaningful use and ICD-10 compliance, are more cost effective and can be implemented at a greater efficiency of scale over future implementations. As a result of this analysis, during the year ended December 31, 2014, the Company recorded an impairment charge of approximately $24 million related to software in-process that has been abandoned and the acceleration of amortization of approximately $75 million.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	INCOME TAXES

The provision for income taxes for income from continuing operations consists of the following (in millions):

	Year Ended December 31,
	2014	2013	2012
Current:
Federal	$(29)	$27	$99
State	3	6	10

	(26)	33	109
Deferred:
Federal	106	60	58
State	2	11	(3)

	108	71	55

Total provision for income taxes for income from continuing operations	$82	$104	$164

The following table reconciles the differences between the statutory federal income tax rate and the effective tax rate (dollars in millions):

	Year Ended December 31,
	2014		2013		2012
	Amount	%	Amount	%	Amount	%
Provision for income taxes at statutory federal rate	$120	35.0%	$121	35.0%	$183	35.0%
State income taxes, net of federal income tax benefit	11	3.2	11	3.1	12	2.4
Release of unrecognized tax benefit	(9)	(2.6)	—	—	—	—
Net income attributable to noncontrolling interests	(39)	(11.5)	(27)	(7.7)	(28)	(5.4)
Change in valuation allowance	—	—	—	—	(1)	(0.2)
Federal and state tax credits	(4)	(1.2)	(4)	(1.1)	(2)	(0.4)
Nondeductible transaction costs	3	0.9	—	—	—	—
Other	—	—	3	0.7	—	0.1

Provision for income taxes and effective tax rate for income from continuing operations	$82	23.8%	$104	30.0%	$164	31.5%

The Company’s effective tax rates were 23.8%, 30.0% and 31.5% for the years ended December 31, 2014, 2013 and 2012, respectively. The decrease in the Company’s effective tax rate for the year ended December 31, 2014 is primarily impacted by the decrease in income from continuing operations before income taxes after adjusting for the increase in net income attributable to noncontrolling interests, which is not tax effected in the statement of income. Adjusting for this impact, the Company’s effective tax rate decreased from 38.5% for the year ended December 31, 2013, to 35.5% for the year ended December 31, 2014, primarily due to the release of unrecognized tax benefit.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes are based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities under the provisions of the enacted tax laws. Deferred income taxes as of December 31, 2014 and 2013 consist of (in millions):

	December 31,
	2014		2013
	Assets	Liabilities	Assets	Liabilities
Net operating loss and credit carryforwards	$526	$—	$187	$—
Property and equipment	—	841	—	820
Self-insurance liabilities	176	—	125	—
Prepaid expenses	—	62	—	—
Intangibles	—	312	—	244
Investments in unconsolidated affiliates	—	133	—	60
Other liabilities	—	12	—	24
Long-term debt and interest	—	34	—	21
Accounts receivable	26	—	—	86
Accrued vacation	68	—	—	—
Accrued expenses	—	—	53	—
Other comprehensive income	39	—	47	—
Stock-based compensation	28	—	23	—
Deferred compensation	117	—	73	—
Other	180	—	110	—

	1,160	1,394	618	1,255
Valuation allowance	(280)	—	(171)	—

Total deferred income taxes	$880	$1,394	$447	$1,255

The Company believes that the net deferred tax assets will ultimately be realized, except as noted below. Its conclusion is based on its estimate of future taxable income and the expected timing of temporary difference reversals. The Company has state net operating loss carry forwards of approximately $4.5 billion, which expire from 2015 to 2034. The Company also has unrecognized deferred tax assets primarily related to interest expense that are included in other comprehensive income. If recognized, additional state net operating losses will be created which the Company does not expect to be able to utilize prior to the expiration of the carryforward period. A valuation allowance of approximately $6 million has been recognized for those items. With respect to the deferred tax liability pertaining to intangibles, as included above, goodwill purchased in connection with certain of the Company’s business acquisitions is amortizable for income tax reporting purposes. However, for financial reporting purposes, there is no corresponding amortization allowed with respect to such purchased goodwill.

The valuation allowance increased by $109 million during the year ended December 31, 2014 and increased by $10 million during the year ended December 31, 2013. In addition to amounts previously discussed, the change in valuation allowance relates to a redetermination of the amount of, and realizability of, net operating losses and credits in certain income tax jurisdictions.

The total amount of unrecognized benefit that would affect the effective tax rate, if recognized, was approximately $5 million as of December 31, 2014. A total of approximately $2 million of interest and penalties is included in the amount of the liability for uncertain tax positions at December 31, 2014. It is the Company’s policy to recognize interest and penalties related to unrecognized benefits in its consolidated statements of income as income tax expense. The liabilities for uncertain tax positions increased by $26 million during the year ended December 31, 2014 as a result of the HMA merger. During the year ended December 31, 2014, the Company decreased liabilities for uncertain tax positions by $15 million.

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

The following is a tabular reconciliation of the total amount of unrecognized tax benefit for the years ended December 31, 2014, 2013 and 2012 (in millions):

	Year Ended December 31,
	2014	2013	2012
Unrecognized tax benefit, beginning of year	$—	$1	$1
Gross increases – assumed liability of acquired entity	26	—	2
Reductions – tax positions in prior period	(8)	—	—
Lapse of statute of limitations	(1)	—	—
Settlements	(1)	(1)	(2)

Unrecognized tax benefit, end of year	$16	$—	$1

The Company, or one of its subsidiaries, files income tax returns in the United States federal jurisdiction and various state jurisdictions. The Company has extended the federal statute of limitations through December 31, 2015 for Triad Hospitals, Inc. (“Triad”) for the tax periods ended December 31, 1999, December 31, 2000, April 30, 2001, June 30, 2001, December 31, 2001, December 31, 2002, December 31, 2003, December 31, 2004, December 31, 2005, December 31, 2006 and July 25, 2007. With few exceptions, the Company is no longer subject to state income tax examinations for years prior to 2011. The Company’s federal income tax returns for the 2009 and 2010 tax years are currently under examination by the Internal Revenue Service (“IRS”). The Company believes the results of these examinations will not be material to its consolidated results of operations or consolidated financial position. During the year ended December 31, 2013, the IRS concluded its examination of the federal tax return of Community Health Systems, Inc. for the tax periods ended December 31, 2007 and 2008. The results of these examinations did not have a material effect on the Company’s consolidated results of operations or consolidated financial position. The Company has extended the federal statute of limitations through December 31, 2015 for Community Health Systems, Inc. for the tax periods ended December 31, 2007 and 2008, through June 30, 2016 for the tax periods ended December 31, 2009 and 2010, and through September 6, 2016 for the tax period ended December 31, 2011.

Cash paid for income taxes, net of refunds received, resulted in a net cash refund of $180 million during the year ended December 31, 2014 and net cash paid of $73 million and $56 million during the years ended December 31, 2013 and 2012, respectively.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	LONG-TERM DEBT

Long-term debt consists of the following (in millions):

	December 31,
	2014	2013
Credit Facility:
Term loan A	$950	$637
Term loan B	—	60
Term loan C	—	3,353
Term loan D	4,555	—
Term loan E	1,660	—
Revolving credit loans	—	—
8% Senior Notes due 2019	2,018	2,020
7 1/8% Senior Notes due 2020	1,200	1,200
5 1/8% Senior Secured Notes due 2018	1,600	1,600
5 1/8% Senior Secured Notes due 2021	1,000	—
6 7/8% Senior Notes due 2022	3,000	—
Receivables Facility	614	500
Capital lease obligations	228	46
Other	91	37

Total debt	16,916	9,453
Less current maturities	(235)	(167)

Total long-term debt	$16,681	$9,286

Credit Facility

The Company’s wholly-owned subsidiary, CHS, has senior secured financing under a credit facility with a syndicate of financial institutions led by Credit Suisse, as administrative agent and collateral agent. Prior to the HMA merger, this credit facility included a $750 million term loan A facility due October 25, 2016, a term loan B due July 25, 2014, a term loan C due January 25, 2017 and a $750 million revolving credit facility for working capital and general corporate purposes.

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

The borrower under the Credit Facility is CHS. All of the obligations under the Credit Facility are unconditionally guaranteed by the Company and certain of its existing and subsequently acquired or organized domestic subsidiaries. All obligations under the Credit Facility and the related guarantees are secured by a perfected first priority lien or security interest in substantially all of the assets of the Company, CHS and each subsidiary guarantor, including equity interests held by the Company, CHS or any subsidiary guarantor, but excluding, among others, the equity interests of non-significant subsidiaries, syndication subsidiaries, securitization subsidiaries and joint venture subsidiaries.

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

As of December 31, 2014, the availability for additional borrowings under the Credit Facility was approximately $1.0 billion pursuant to the Revolving Facility, of which $83 million was set aside for outstanding letters of credit. CHS has the ability to amend the Credit Facility to provide for one or more tranches of term loans or increases in the Revolving Facility in an aggregate principal amount of $1.5 billion, which CHS has not yet accessed. As of December 31, 2014, the weighted-average interest rate under the Credit Facility, excluding swaps, was 4.4%.

As of December 31, 2014, the term loans are scheduled to be paid with principal payments for future years as follows (in millions):

Year	Amount
2015	$163
2016	163
2017	1,822
2018	496
2019	196
Thereafter	4,325

Total	$7,165

As of December 31, 2014, the Company had letters of credit issued, primarily in support of potential insurance-related claims and certain bonds, of approximately $83 million.

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

7 1/8% Senior Notes due 2020

On July 18, 2012, CHS completed an underwritten public offering under its automatic shelf registration filed with the SEC of $1.2 billion aggregate principal amount of 7 1/8% Senior Notes due 2020 (the “7 1/8% Senior Notes”). The net proceeds from this issuance were used to finance the purchase or redemption of $934 million aggregate principal amount plus accrued interest of CHS’ outstanding 8 7/8% Senior Notes, to pay for consents delivered in connection therewith, to pay related fees and expenses, and for general corporate purposes. The 7 1/8% Senior Notes bear interest at 7.125% per annum, payable semiannually in arrears on July 15 and January 15, commencing January 15, 2013. Interest on the 7 1/8% Senior Notes accrues from the date of original issuance. Interest is calculated on the basis of a 360-day year comprised of twelve 30-day months.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5 1/8% Senior Secured Notes due 2018

On August 17, 2012, CHS completed an underwritten public offering under its automatic shelf registration filed with the SEC of $1.6 billion aggregate principal amount of 5 1/8% Senior Secured Notes due 2018 (the “2018 Senior Secured Notes”). The net proceeds from this issuance, together with available cash on hand, were used to finance the prepayment of $1.6 billion of the outstanding term loans due 2014 under the Credit Facility and related fees and expenses. The 2018 Senior Secured Notes bear interest at 5.125% per annum, payable semiannually in arrears on August 15 and February 15, commencing February 15, 2013. Interest on the 2018 Senior Secured Notes accrues from the date of original issuance. Interest is calculated on the basis of a 360-day year comprised of twelve 30-day months. The 2018 Senior Secured Notes are secured by a first-priority lien subject to a shared lien of equal priority with certain other obligations, including obligations under the Credit Facility, and subject to prior ranking liens permitted by the indenture governing the 2018 Senior Secured Notes on substantially the same assets, subject to certain exceptions, that secure CHS’ obligations under the Credit Facility.

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

5  1/8% Senior Secured Notes due 2021

On January 27, 2014, CHS issued $1.0 billion aggregate principal amount of 5 1/8% Senior Secured Notes due 2021 (the “2021 Senior Secured Notes”) in connection with the HMA merger, which were issued in a private placement. The net proceeds from this issuance were used to finance the HMA merger. The 2021 Senior Secured Notes bear interest at 5.125% per annum, payable semiannually in arrears on February 1 and August 1, commencing August 1, 2014. Interest on the 2021 Senior Secured Notes accrues from the date of original issuance. Interest is calculated on the basis of a 360-day year comprised of twelve 30-day months. The 2021 Senior Secured Notes are secured by a first-priority lien, subject to a shared lien of equal priority with certain other obligations, including obligations under the Credit Facility, and subject to prior ranking liens permitted by the indenture governing the 2021 Senior Secured Notes, on substantially the same assets, subject to certain exceptions, that secure CHS’ obligations under the Credit Facility.

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

Pursuant to a registration rights agreement entered into at the time of the issuance of the 2021 Senior Secured Notes, as a result of an exchange offer made by CHS, all of the 2021 Senior Secured Notes issued in January 2014 were exchanged in October 2014 for new notes (the “2021 Exchange Notes”) having terms substantially identical in all material respects to the 2021 Senior Secured Notes (except that the exchange notes were issued under a registration statement pursuant to the 1933 Act). References to the 2021 Senior Secured Notes shall be deemed to be the 2021 Exchange Notes unless the context provides otherwise.

6  7/8% Senior Notes due 2022

On January 27, 2014, CHS issued $3.0 billion aggregate principal amount of 6 7/8% Senior Notes due 2022 (the “6 7/8% Senior Notes”) in connection with the HMA merger, which were issued in a private placement. The net proceeds from this issuance were used to finance the HMA merger. The 6 7/8% Senior Notes bear interest at 6.875% per annum, payable semiannually in arrears on February 1 and August 1, commencing August 1, 2014. Interest on the 6 7/8% Senior Notes accrues from the date of original issuance. Interest is calculated on the basis of a 360-day year comprised of twelve 30-day months.

Except as set forth below, CHS is not entitled to redeem the 6 7/8% Senior Notes prior to February 1, 2018.

Prior to February 1, 2018, CHS is entitled, at its option, to redeem a portion of the 6 7/8% Senior Notes (not to exceed 40% of the outstanding principal amount) at a redemption price equal to 106.875% of the principal amount of the notes redeemed plus accrued and unpaid interest, with the proceeds from certain public equity offerings. Prior to February 1, 2018, CHS may redeem some or all of the 6 7/8% Senior Notes at a redemption price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest, if any, plus a “make-whole” premium, as described in the 6 7/8% Senior Notes indenture. On and after February 1, 2018, CHS is entitled, at its option, to redeem all or a portion of the 6 7/8% Senior Notes upon not less than 30 nor more than 60 days’ notice, at the following redemption prices (expressed as a percentage of principal amount on the

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

redemption date), plus accrued and unpaid interest, if any, to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date), if redeemed during the periods set forth below:

Period	Redemption Price
February 1, 2018 to January 31, 2019	103.438%
February 1, 2019 to January 31, 2020	101.719%
February 1, 2020 to January 31, 2022	100.000%

Pursuant to a registration rights agreement entered into at the time of the issuance of the 6 7/8% Senior Notes, as a result of an exchange offer made by CHS, all of the 6 7/8% Senior Notes issued in January 2014 were exchanged in October 2014 for new notes (the “6 7/8% Exchange Notes”) having terms substantially identical in all material respects to the 6 7/8% Senior Notes (except that the exchange notes were issued under a registration statement pursuant to the 1933 Act). References to the 6 7/8% Senior Notes shall be deemed to be the 6 7/8% Exchange Notes unless the context provides otherwise.

Receivables Facility

On March 21, 2012, CHS and certain of its subsidiaries entered into an accounts receivable loan agreement (the “Receivables Facility”) with a group of lenders and banks, Credit Agricolé Corporate and Investment Bank, as a managing agent and as the administrative agent, and The Bank of Nova Scotia, as a managing agent. On March 7, 2013, CHS and certain of its subsidiaries amended the Receivables Facility to add an additional managing agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd., to increase the size of the facility from $300 million to $500 million and to extend the scheduled termination date. Additional subsidiaries of the Company also agreed to participate in the Receivables Facility as of that date. On March 31, 2014, CHS and certain of its subsidiaries amended the Receivables Facility to increase the size of the facility from $500 million to $700 million and to extend the scheduled termination date. Additional subsidiaries of the Company also agreed to participate in the Receivables Facility as of that date. The existing and future non-self pay patient-related accounts receivable (the “Receivables”) for certain of the Company’s hospitals serves as collateral for the outstanding borrowings under the Receivables Facility. The interest rate on the borrowings is based on the commercial paper rate plus an applicable interest rate spread. Unless earlier terminated or subsequently extended pursuant to its terms, the Receivables Facility will expire on March 21, 2017, subject to customary termination events that could cause an early termination date. The Company maintains effective control over the Receivables because, pursuant to the terms of the Receivables Facility, the Receivables are sold from certain of the Company’s subsidiaries to CHS, which then sells or contributes the Receivables to a special-purpose entity that is wholly-owned by CHS. The wholly-owned special-purpose entity in turn grants security interests in the Receivables in exchange for borrowings obtained from the group of third-party lenders and banks of up to $700 million outstanding from time to time based on the availability of eligible Receivables and other customary factors. The group of third-party lenders and banks do not have recourse to the Company or its subsidiaries beyond the assets of the wholly-owned special-purpose entity that collateralizes the loan. The Receivables and other assets of the wholly-owned special-purpose entity will be available first and foremost to satisfy the claims of the creditors of such entity. The outstanding borrowings pursuant to the Receivables Facility at December 31, 2014 totaled $614 million and are classified as long-term debt on the consolidated balance sheet. At December 31, 2014, the carrying amount of Receivables included in the Receivables Facility totaled approximately $1.3 billion and is included in patient accounts receivable on the consolidated balance sheet.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Loss from Early Extinguishment of Debt

The financing transactions discussed above resulted in a loss from early extinguishment of debt of $73 million, $1 million and $115 million for the years ended December 31, 2014, 2013 and 2012, respectively, and an after-tax loss of $45 million, less than $1 million and $72 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Other Debt

As of December 31, 2014, other debt consisted primarily of the mortgage obligation on the Company’s corporate headquarters and other obligations maturing in various installments through 2020.

To limit the effect of changes in interest rates on a portion of the Company’s long-term borrowings, the Company is a party to 7 separate interest swap agreements in effect at December 31, 2014, with an aggregate notional amount for currently effective swaps of $1.3 billion, and four forward-starting swap agreements with an aggregate notional amount of $1.0 billion. On each of these swaps, the Company receives a variable rate of interest based on the three-month LIBOR in exchange for the payment of a fixed rate of interest. The Company currently pays, on a quarterly basis, interest on the Revolving Facility and the Term A Facility at a rate per annum equal to LIBOR plus 275 basis points. Loans in respect of the Term D Facility and the Term E Facility accrue interest at a rate per annum equal to LIBOR plus 325 basis points. The Term D Facility is also subject to a 100 basis point LIBOR floor and a 200 basis point Alternate Base Rate floor. See Note 7 for additional information regarding these swaps.

As of December 31, 2014, the scheduled maturities of long-term debt outstanding, including capital lease obligations for each of the next five years and thereafter are as follows (in millions):

Year	Amount
2015	$235
2016	818
2017	1,865
2018	2,110
2019	2,229
Thereafter	9,641

Total maturities	16,898
Plus unamortized note premium	18

Total long-term debt	$16,916

The Company paid interest of $831 million, $583 million and $594 million on borrowings during the years ended December 31, 2014, 2013 and 2012, respectively.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments has been estimated by the Company using available market information as of December 31, 2014 and December 31, 2013, and valuation methodologies considered appropriate. The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange (in millions):

	December 31,
	2014		2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$509	$509	$373	$373
Available-for-sale securities	280	280	65	65
Trading securities	55	55	38	38
Liabilities:
Contingent Value Right	6	6	—	—
Credit Facility	7,165	7,143	4,050	4,085
8% Senior Notes	2,018	2,139	2,020	2,172
7 1/8% Senior Notes	1,200	1,282	1,200	1,246
2018 Senior Secured Notes	1,600	1,655	1,600	1,662
2021 Senior Secured Notes	1,000	1,041	—	—
6 7/8% Senior Notes	3,000	3,194	—	—
Receivables Facility and other debt	705	705	537	537

The estimated fair value is determined using the methodologies discussed below in accordance with accounting standards related to the determination of fair value based on the U.S. GAAP fair value hierarchy as discussed in Note 8. The estimated fair value for financial instruments with a fair value that does not equal its carrying value is considered a Level 1 valuation. The Company utilizes the market approach and obtains indicative pricing from the administrative agent to the Credit Facility to determine fair values or through publicly available subscription services such as Bloomberg where relevant.

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

Credit Facility.     Estimated fair value is based on publicly available trading activity and supported with information from the Company’s bankers regarding relevant pricing for trading activity among the Company’s lending institutions.

8% Senior Notes.     Estimated fair value is based on the closing market price for these notes.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7 1/8% Senior Notes.     Estimated fair value is based on the closing market price for these notes.

2018 Senior Secured Notes.     Estimated fair value is based on the closing market price for these notes.

2021 Senior Secured Notes.     Estimated fair value is based on the closing market price for these notes.

6 7/8% Senior Notes.     Estimated fair value is based on the closing market price for these notes.

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

The Company assesses the effectiveness of its hedge instruments on a quarterly basis. For the years ended December 31, 2014 and 2013, the Company completed an assessment of the cash flow hedge instruments and determined the hedges to be highly effective. The Company has also determined that the ineffective portion of the hedges do not have a material effect on the Company’s consolidated financial position, operations or cash flows. The counterparties to the interest rate swap agreements expose the Company to credit risk in the event of nonperformance. However, at December 31, 2014, all of the swap agreements entered into by the Company were in a net liability position such that the Company would be required to make the net settlement payments to the counterparties; the Company does not anticipate nonperformance by those counterparties. The Company does not hold or issue derivative financial instruments for trading purposes.

Interest rate swaps consisted of the following at December 31, 2014:

Swap #	Notional Amount (in millions)	Fixed Interest Rate	Termination Date	Fair Value (in millions)
1	$300	3.447%	August 8, 2016	$13
2	200	3.429%	August 19, 2016	9
3	100	3.401%	August 19, 2016	4
4	200	3.500%	August 30, 2016	9
5	100	3.005%	November 30, 2016	4
6	200	2.055%	July 25, 2019	4
7	200	2.059%	July 25, 2019	4
8	200	2.613%	August 30, 2019	4	(1)
9	200	2.515%	August 30, 2019	3	(2)
10	300	2.892%	August 30, 2020	8	(3)
11	300	2.738%	August 30, 2020	6	(4)

(1)	This interest rate swap becomes effective August 30, 2015.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	This interest rate swap becomes effective August 28, 2015.

(3)	This interest rate swap becomes effective August 30, 2015.

(4)	This interest rate swap becomes effective August 28, 2015.

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

Assuming no change in December 31, 2014 interest rates, approximately $44 million of interest expense resulting from the spread between the fixed and floating rates defined in each interest rate swap agreement will be recognized during the next 12 months. If interest rate swaps do not remain highly effective as a cash flow hedge, the derivatives’ gains or losses resulting from the change in fair value reported through OCI will be reclassified into earnings.

The following tabular disclosure provides the amount of pre-tax loss recognized as a component of OCI during the years ended December 31, 2014 and 2013 (in millions):

	Amount of Pre-Tax Loss Recognized in OCI (Effective Portion)
	Year Ended December 31,
Derivatives in Cash Flow Hedging Relationships	2014	2013
Interest rate swaps	$(41)	$(6)

The following tabular disclosure provides the location of the effective portion of the pre-tax loss reclassified from accumulated other comprehensive loss (“AOCL”) into interest expense on the consolidated statements of income during the years ended December 31, 2014 and 2013 (in millions):

Location of Loss Reclassified from AOCL into Income (Effective Portion)	Amount of Pre-Tax Loss Reclassified from AOCL into Income (Effective Portion)
	Year Ended December 31,
	2014	2013
Interest expense, net	$61	$100

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of derivative instruments in the consolidated balance sheets as of December 31, 2014 and 2013 were as follows (in millions):

	Asset Derivatives				Liability Derivatives
	December 31, 2014		December 31, 2013		December 31, 2014		December 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments	Other assets, net	$—	Other assets, net	$—	Other long-term liabilities	$68	Other long-term liabilities	$88

8.	FAIR VALUE

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

In instances where the determination of the fair value hierarchy measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment of factors specific to the asset or liability. Transfers between levels within the fair value hierarchy are recognized by the Company on the date of the change in circumstances that requires such transfer. There were no transfers between levels during 2014 or 2013.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as of December 31, 2014 and December 31, 2013 (in millions):

	December 31, 2014	Level 1	Level 2	Level 3
Available-for-sale securities	$280	$151	$129	$—
Trading securities	55	55	—	—

Total assets	$335	$206	$129	$—

Contingent Value Right (CVR)	$6	$6	$—	$—
CVR-related liability	265	—	—	265
Fair value of interest rate swap agreements	68	—	68	—

Total liabilities	$339	$6	$68	$265

	December 31, 2013	Level 1	Level 2	Level 3
Available-for-sale securities	$65	$65	$—	$—
Trading securities	38	38	—	—

Total assets	$103	$103	$—	$—

Fair value of interest rate swap agreements	$88	$—	$88	$—

Total liabilities	$88	$—	$88	$—

Available-for-sale Securities

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

Supplemental information regarding the Company’s available-for-sale securities (all of which had no withdrawal restrictions) is set forth in the table below (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
As of December 31, 2014:
Debt securities and debt-based mutual funds
Government and corporate	$161	$3	$(2)	$162
Equity securities and equity-based mutual funds
Domestic	73	18	—	91
International	24	4	(1)	27

Totals	$258	$25	$(3)	$280

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
As of December 31, 2013:
Debt securities and debt-based mutual funds
Government and corporate	$23	$—	$(1)	$22
Equity securities and equity-based mutual funds
Domestic	25	9	—	34
International	6	3	—	9

Totals	$54	$12	$(1)	$65

As of December 31, 2014 and 2013, investments with aggregate estimated fair values of approximately $96 million (300 investments) and $22 million (one investment), respectively, generated the gross unrealized losses disclosed in the above table. At each reporting date, the Company performs an evaluation of impaired securities to determine if the unrealized losses are other-than-temporary. This evaluation considers a number of factors including, but not limited to, the length of time and extent to which the fair value has been less than cost, and management’s ability and intent to hold the securities until fair value recovers. Based on the results of this evaluation, management concluded that as of December 31, 2014, there are approximately $2 million of other-than-temporary losses related to available-for-sale securities. The recent declines in value of the remaining securities and/or length of time they have been below cost, as well as the Company’s ability and intent to hold the securities for a reasonable period of time sufficient for a projected recovery of fair value, have caused management to conclude that the remaining securities, that have generated gross unrealized losses, were not other-than-temporarily impaired. Management will continue to monitor and evaluate the recoverability of the Company’s available-for-sale securities.

The contractual maturities of debt-based securities held by the Company as of December 31, 2014, excluding mutual fund holdings, are set forth in the table below (in millions). The Company did not have and debt-based securities with maturity dates for the year ended December 31, 2013. Expected maturities will differ from contractual maturities because the issuers of the debt securities may have the right to prepay their obligations without prepayment penalties.

	December 31, 2014
	Amortized Cost	Estimated Fair Values
Within 1 year	$1	$1
After 1 year and through year 5	15	15
After 5 years and through year 10	16	16
After 10 years	20	21

Gross realized gains and losses on sales of available-for-sale securities and other investment income, which includes interest and dividends, are summarized in the table below (in millions):

	Year Ended December 31,
	2014	2013	2012
Realized gains	$13	$1	$1
Realized losses	(3)	—	—
Investment income	8	1	1

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contingent Value Right (CVR)

The CVR represents the estimate of the fair value for the contingent consideration paid to HMA shareholders as part of the HMA merger. The CVR is listed on the NASDAQ and the valuation at December 31, 2014 is based on the quoted trading price for the CVR on the last day of the period. Changes in the estimated fair value of the CVR are recorded through the consolidated statement of income.

CVR-related Liability

The CVR-related legal liability represents the Company’s estimate of fair value at December 31, 2014 of the liability associated with the legal matters assumed in the HMA merger that were not previously accrued by HMA. In addition, a liability of $29 million is recorded in accrued liabilities in the accompanying consolidated balance sheet in respect of claims that were previously recorded by HMA as a probable contingency. To develop the estimate of fair value, the Company engaged an independent third-party valuation firm to measure the liability. The valuation was made utilizing the Company’s estimates of future outcomes for each legal case and simulating future outcomes based on the timing, probability and distribution of several scenarios using a Monte Carlo simulation model. Other inputs were then utilized for discounting the liability to the measurement date. The HMA legal matters underlying this fair value estimate were evaluated by management to determine the likelihood and impact of each of the potential outcomes. Using that information, as well as the potential correlation and variability associated with each case, a fair value was determined for the estimated future cash outflows to conclude or settle the HMA legal matters included in the analysis, excluding legal fees (which are expensed as incurred). Because of the unobservable nature of the majority of the inputs used to value the liability, the Company has classified the fair value measurement as a Level 3 measurement in the fair value hierarchy.

The fair value of the CVR-related legal liability will be measured each reporting period using similar measurement techniques, updated for the assumptions and facts existing at that date for each of the underlying legal matters. Changes in the fair value of the CVR related legal liability are recorded in future periods through the consolidated statement of income.

Fair Value of Interest Rate Swap Agreements

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

The Company incorporates CVAs to appropriately reflect both its own nonperformance or credit risk and the respective counterparty’s nonperformance or credit risk in the fair value measurements. In adjusting the fair value of its interest rate swap agreements for the effect of nonperformance or credit risk, the Company has considered the impact of any netting features included in the agreements. The CVA on the Company’s interest rate swap agreements at December 31, 2014 resulted in a decrease in the fair value of the related liability of $4 million and an after-tax adjustment of $2 million to OCI. The CVA on the Company’s interest rate swap agreements at December 31, 2013 resulted in a decrease in the fair value of the related liability of less than $1 million and an after-tax adjustment of less than $1 million to OCI.

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

The Company leases hospitals, medical office buildings, and certain equipment under capital and operating lease agreements. During 2014, 2013 and 2012, the Company entered into capital lease obligations of $18 million, $4 million and $5 million, respectively. All lease agreements generally require the Company to pay maintenance, repairs, property taxes and insurance costs.

Commitments relating to noncancellable operating and capital leases for each of the next five years and thereafter are as follows (in millions):

Year Ended December 31,	Operating(1)	Capital
2015	$296	$56
2016	237	44
2017	178	30
2018	278	20
2019	88	16
Thereafter	234	210

Total minimum future payments	$1,311	376

Less: Imputed interest		(148)

Total capital lease obligations		228
Less: Current portion		(42)

Long-term capital lease obligations		$186

(1)	Minimum lease payments have not been reduced by minimum sublease rentals due in the future of $26 million.

Assets capitalized under capital leases as reflected in the accompanying consolidated balance sheets were $77 million of land and improvements, $623 million of buildings and improvements and $125 million of equipment and fixtures as of December 31, 2014 and $28 million of land and improvements, $200 million of buildings and improvements and $65 million of equipment and fixtures as of December 31, 2013. The accumulated depreciation related to assets under capital leases was $196 million and $147 million as of December 31, 2014 and 2013, respectively. Depreciation of assets under capital leases is included in depreciation and amortization expense and amortization of debt discounts on capital lease obligations is included in interest expense in the accompanying consolidated statements of income.

10.	EMPLOYEE BENEFIT PLANS

The Company maintains various benefit plans, including defined contribution plans, defined benefit plans and deferred compensation plans, for which certain of the Company’s subsidiaries are the plan sponsors. The CHS/Community Health Systems, Inc. Retirement Savings Plan is a defined contribution plan which covers the majority of the employees at subsidiaries owned prior to the HMA merger. Employees at these locations whose

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

employment is covered by collective bargaining agreements are generally eligible to participate in the CHS/Community Health Systems, Inc. Standard 401(k) Plan. The Company also maintains the Health Management Associates, Inc. Retirement Savings Plan, a defined contribution plan covering substantially all of the employees formerly employed by HMA. Total expense to the Company under the 401(k) plans was $99 million, $102 million and $109 million for the years ended December 31, 2014, 2013 and 2012, respectively, and is recorded in salaries and benefits expense on the consolidated statements of income.

The Company maintains unfunded deferred compensation plans that allow participants to defer receipt of a portion of their compensation. The liability for the deferred compensation plans was $187 million and $112 million as of December 31, 2014 and 2013, respectively, and is included in other long-term liabilities on the consolidated balance sheets. The Company had assets of $182 million and $109 million as of December 31, 2014 and 2013, respectively, in a non-qualified plan trust generally designated to pay benefits of the deferred compensation plans, consisting of trading securities of $55 million and $38 million as of December 31, 2014 and 2013, respectively, and company-owned life insurance contracts of $127 million and $71 million as of December 31, 2014 and 2013, respectively.

The Company provides an unfunded Supplemental Executive Retirement Plan (“SERP”) for certain members of its executive management. The Company uses a December 31 measurement date for the benefit obligations and a January 1 measurement date for its net periodic costs for the SERP. Variances from actuarially assumed rates will result in increases or decreases in benefit obligations and net periodic cost in future periods. Benefits expense under the SERP was $11 million, $14 million and $13 million for the years ended December 31, 2014, 2013 and 2012, respectively. The accrued benefit liability for the SERP totaled $121 million at December 31, 2014 and $105 million at December 31, 2013, and is included in other long-term liabilities on the consolidated balance sheets. The weighted-average assumptions used in determining net periodic cost for the year ended December 31, 2014 was a discount rate of 3.0% and annual salary increase of 3.0%. The Company had available-for-sale securities in a rabbi trust generally designated to pay benefits of the SERP in the amounts of $96 million and $65 million at December 31, 2014 and 2013, respectively. These amounts are included in other assets, net on the consolidated balance sheets.

The Company maintains the CHS/Community Health Systems, Inc. Retirement Income Plan (“Pension Plan”), which is a defined benefit, non-contributory pension plan that covers certain employees at three of its hospitals. The Pension Plan provides benefits to covered individuals satisfying certain age and service requirements. Employer contributions to the Pension Plan are in accordance with the minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended. The Company expects to make no contribution to the Pension Plan in 2015. The Company uses a December 31 measurement date for the benefit obligations and a January 1 measurement date for its net periodic costs for the Pension Plan. Variances from actuarially assumed rates will result in increases or decreases in benefit obligations, net periodic cost and funding requirements in future periods. Benefits expense under the Pension Plan was less than $1 million for each of the years ended December 31, 2014, 2013 and 2012, respectively. The accrued benefit liability for the Pension Plan totaled $15 million at December 31, 2014 and $7 million at December 31, 2013, and is included in other long-term liabilities on the consolidated balance sheets. The weighted-average assumptions used for determining the net periodic cost for the year ended December 31, 2014 was a discount rate of 4.8%, an annual salary increase of 5.0% and the expected long-term rate of return on assets of 7.5%.

11.	STOCKHOLDERS’ EQUITY

Authorized capital shares of the Company include 400,000,000 shares of capital stock consisting of 300,000,000 shares of common stock and 100,000,000 shares of preferred stock. Each of the aforementioned

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

classes of capital stock has a par value of $0.01 per share. Shares of preferred stock, none of which were outstanding as of December 31, 2014, may be issued in one or more series having such rights, preferences and other provisions as determined by the Board of Directors without approval by the holders of common stock.

On December 10, 2014, the Company adopted a new open market repurchase program for up to 5,000,000 shares of the Company’s common stock, not to exceed $150 million in repurchases. The repurchase program will expire at the earliest of three years from the commencement date, when the maximum number of shares has been repurchased, or when the maximum dollar amount of repurchases has been expended. During the year ended December 31, 2014, the Company did not repurchase and retire any shares under this program.

On December 14, 2011, the Company adopted an open market repurchase program for up to 4,000,000 shares of the Company’s common stock, not to exceed $100 million in repurchases. This repurchase program expired on December 13, 2014. During the year ended December 31, 2014, the Company repurchased and retired 175,000 shares at a weighted-average price of $49.72 per share. During the year ended December 31, 2013, the Company repurchased and retired 706,023 shares at a weighted-average price of $38.39 per share. The cumulative number of shares repurchased and retired under this program was 881,023 shares at a weighted-average price of $40.64 per share.

Historically, the Company has not paid any cash dividends. In December 2012, the Company declared and paid a special dividend of $0.25 per share to holders of its common stock at the close of business as of December 17, 2012, which totaled approximately $23 million. The Company did not pay a cash dividend in 2013 or 2014 and does not anticipate paying any other cash dividends in the foreseeable future. The Company’s Credit Facility limits the Company’s ability to pay dividends and/or repurchase stock to an amount not to exceed $200 million in the aggregate plus an additional $25 million in any particular year plus the aggregate amount of proceeds from the exercise of stock options. The indentures governing the senior and senior secured notes also limit the Company’s ability to pay dividends and/or repurchase stock. As of December 31, 2014, under the most restrictive test under these agreements, the Company has approximately $443 million remaining available with which to pay permitted dividends and/or repurchase shares of stock or its senior and senior secured notes.

The following schedule discloses the effects of changes in the Company’s ownership interest in its less-than-wholly-owned subsidiaries on Community Health Systems, Inc. stockholders’ equity (in millions):

	Year Ended December 31,
	2014	2013	2012
Net income attributable to Community Health Systems, Inc. stockholders	$92	$141	$266
Transfers to the noncontrolling interests:
Net decrease in Community Health Systems, Inc. paid-in capital for purchase of subsidiary partnership interests	(2)	(1)	(22)

Net transfers to the noncontrolling interests	(2)	(1)	(22)

Change to Community Health Systems, Inc. stockholders’ equity from net income attributable to Community Health Systems, Inc. stockholders and transfers to noncontrolling interests	$90	$140	$244

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	EARNINGS PER SHARE

The following table sets forth the components of the numerator and denominator for the computation of basic and diluted earnings per share for income from continuing operations, discontinued operations and net income attributable to Community Health Systems, Inc. common stockholders (in millions, except share data):

	Year Ended December 31,
	2014	2013	2012
Numerator:
Income from continuing operations, net of taxes	$260	$242	$358
Less: Income from continuing operations attributable to noncontrolling interests, net of taxes	111	76	80

Income from continuing operations attributable to Community Health Systems, Inc. common stockholders – basic and diluted	$149	$166	$278

Loss from discontinued operations, net of taxes	$(57)	$(25)	$(12)
Less: Loss from discontinued operations attributable to noncontrolling interests, net of taxes	—	—	—

Loss from discontinued operations attributable to Community Health Systems, Inc. common stockholders – basic and diluted	$(57)	$(25)	$(12)

Denominator:
Weighted-average number of shares outstanding – basic	111,579,088	92,633,332	89,242,949
Effect of dilutive securities:
Restricted stock awards	377,190	448,567	335,664
Employee stock options	578,395	714,560	212,227
Other equity-based awards	14,647	18,554	16,097

Weighted-average number of shares outstanding – diluted	112,549,320	93,815,013	89,806,937

	Year Ended December 31,
	2014	2013	2012
Dilutive securities outstanding not included in the computation of earnings per share because their effect is antidilutive:
Employee stock options and restricted stock awards	472,570	—	7,071,896

13.	EQUITY INVESTMENTS

As of December 31, 2014, the Company owned equity interests of 27.5% in four hospitals in Las Vegas, Nevada, and 26.1% in one hospital in Las Vegas, Nevada, in which Universal Health Systems, Inc. owns the majority interest, and an equity interest of 38.0% in three hospitals in Macon, Georgia, in which HCA Holdings, Inc. (“HCA”) owns the majority interest.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized combined financial information for these unconsolidated entities in which the Company owns an equity interest is as follows (in millions):

	December 31,
	2014	2013
Current assets	$268	$236
Noncurrent assets	861	790

Total assets	$1,129	$1,026

Current liabilities	$117	$99
Noncurrent liabilities	2	2
Members’ equity	1,010	925

Total liabilities and equity	$1,129	$1,026

	Year Ended December 31,
	2014	2013	2012
Revenues	$1,368	$1,246	$1,237
Operating costs and expenses	1,184	1,117	1,079
Income from continuing operations before taxes	184	130	158

The summarized financial information was derived from the unaudited financial information provided to the Company by those unconsolidated entities.

In March 2005, the Company began purchasing items, primarily medical supplies, medical equipment and pharmaceuticals, under an agreement with HealthTrust Purchasing Group, L.P. (“HealthTrust”), a group purchasing organization in which the Company is a noncontrolling partner. As part of the HMA merger, the Company acquired HMA’s ownership in HealthTrust. As of December 31, 2014, the Company had a 24.6% ownership interest in HealthTrust.

The Company’s investment in all of its unconsolidated affiliates was $470 million and $422 million at December 31, 2014 and December 31, 2013, respectively, and is included in other assets, net in the accompanying consolidated balance sheets. Included in the Company’s results of operations is the Company’s equity in pre-tax earnings from all of its investments in unconsolidated affiliates, which was $48 million, $43 million and $42 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Substantially all of the assets acquired in the HMA merger are recorded as part of the hospital operations segment. The distribution between reportable segments of the Company’s net operating revenues, income from continuing operations before income taxes, expenditures for segment assets and total assets is summarized in the following tables (in millions):

	December 31,
	2014	2013	2012
Net operating revenues:
Hospital operations	$18,399	$12,637	$12,665
Corporate and all other	240	182	168

Total	$18,639	$12,819	$12,833

Income from continuing operations before income taxes:
Hospital operations	$772	$575	$882
Corporate and all other	(430)	(229)	(360)

Total	$342	$346	$522

Expenditures for segment assets:
Hospital operations	$817	$583	$731
Corporate and all other	36	31	38

Total	$853	$614	$769

	December 31,
	2014	2013
Total assets:
Hospital operations	$25,014	$15,595
Corporate and all other	2,407	1,522

Total	$27,421	$17,117

15.	OTHER COMPREHENSIVE INCOME

The following tables present information about items reclassified out of accumulated other comprehensive income (loss) by component for the years ended December 31, 2014 and 2013 (in millions, net of tax):

	Change in Fair Value of Interest Rate Swaps	Change in Fair Value of Available for Sale Securities	Change in Unrecognized Pension Cost Components	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2013	$(56)	$7	$(18)	$(67)
Other comprehensive (loss) income before reclassifications	(26)	—	(10)	(36)
Amounts reclassified from accumulated other comprehensive income (loss)	39	—	1	40

Net current-period other comprehensive income	13	—	(9)	4

Balance as of December 31, 2014	$(43)	$7	$(27)	$(63)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Change in Fair Value of Interest Rate Swaps	Change in Fair Value of Available for Sale Securities	Change in Unrecognized Pension Cost Components	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2012	$(116)	$5	$(34)	$(145)
Other comprehensive (loss) income before reclassifications	(4)	2	13	11
Amounts reclassified from accumulated other comprehensive income (loss)	64	—	3	67

Net current-period other comprehensive income	60	2	16	78

Balance as of December 31, 2013	$(56)	$7	$(18)	$(67)

The following tables present a subtotal for each significant reclassification to net income out of accumulated other comprehensive income (loss) and the line item affected in the accompanying consolidated statement of income during the years ended December 31, 2014 and 2013 (in millions):

	Amount reclassified from AOCL	Affected line item in the statement where net income is presented

Details about accumulated other comprehensive income (loss) components	Year Ended December 31, 2014

Gains and losses on cash flow hedges
Interest rate swaps	$(61)	Interest expense, net
	22	Tax benefit

	$(39)	Net of tax

Amortization of defined benefit pension items
Prior service costs	$(1)	Salaries and benefits
Actuarial losses	(1)	Salaries and benefits

	(2)	Total before tax
	1	Tax benefit

	$(1)	Net of tax

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Amount reclassified from AOCL	Affected line item in the statement where net income is presented

Details about accumulated other comprehensive income (loss) components	Year Ended December 31, 2013

Gains and losses on cash flow hedges
Interest rate swaps	$(100)	Interest expense, net
	36	Tax benefit

	$(64)	Net of tax

Amortization of defined benefit pension items
Prior service costs	$(1)	Salaries and benefits
Actuarial losses	(4)	Salaries and benefits

	(5)	Total before tax
	2	Tax benefit

	$(3)	Net of tax

16. COMMITMENTS AND CONTINGENCIES

Construction and Other Capital Commitments.    Pursuant to a hospital purchase agreement in effect as of December 31, 2014, the Company has agreed to build a replacement facility in York, Pennsylvania. The estimated construction cost, including equipment costs, is approximately $130 million. This project is required to be completed in 2017 and less than $1 million has been expended through December 31, 2014 related to this replacement hospital. In October 2008, after the purchase of the noncontrolling owner’s interest in the Company’s Birmingham, Alabama facility, the Company initiated the purchase of a site, which includes a partially constructed hospital structure, for a potential replacement for the existing Birmingham facility. In September 2010, the Company received approval of its request for a certificate of need (“CON”) from the Alabama Certificate of Need Review Board. This CON was challenged in the Alabama state circuit and appellate courts, but the CON was upheld by the Supreme Court of Alabama in May 2013, eliminating any further appeals. The Company’s estimated construction costs, including the acquisition of the site and equipment costs, are approximately $280 million for the Birmingham replacement facility. Of this amount, approximately $184 million has been expended through December 31, 2014. In addition, under other purchase agreements outstanding at December 31, 2014, the Company has committed to spend approximately $839 million for costs such as capital improvements, equipment, selected leases and physician recruiting. These commitments are required to be fulfilled generally over a five to seven year period after acquisition. Through December 31, 2014, the Company has spent approximately $384 million related to these commitments.

Physician Recruiting Commitments.    As part of its physician recruitment strategy, the Company provides income guarantee agreements to certain physicians who agree to relocate to its communities and commit to remain in practice there. Under such agreements, the Company is required to make payments to the physicians in excess of the amounts they earned in their practice up to the amount of the income guarantee. These income guarantee periods are typically for 12 months. Such payments are recoverable by the Company from physicians who do not fulfill their commitment period, which is typically three years, to the respective community. At December 31, 2014, the maximum potential amount of future payments under these guarantees in excess of the liability recorded is $33 million.

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

The net present value of the projected payments was discounted using a weighted-average risk-free rate of 1.7%, 1.6% and 1.2% in 2014, 2013 and 2012, respectively. This liability is adjusted for new claims information in the period such information becomes known. The Company’s estimated liability for professional and general liability claims was $924 million and $644 million as of December 31, 2014 and 2013, respectively. The estimated undiscounted claims liability was $964 million and $687 million as of December 31, 2014 and 2013, respectively. The current portion of the liability for professional and general liability claims was $164 million and $104 million as of December 31, 2014 and 2013, respectively, and is included in other accrued liabilities in the accompanying consolidated balance sheets, with the long-term portion recorded in other long-term liabilities. Professional malpractice expense includes the losses resulting from professional liability claims and loss adjustment expense, as well as paid excess insurance premiums, and is presented within other operating expenses in the accompanying consolidated statements of income.

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

For purposes of estimating its individual claim accruals, the Company utilizes specific claim information, including the nature of the claim, the expected claim amount, the year in which the claim occurred and the laws of the jurisdiction in which the claim occurred. Once the case accruals for known claims are determined, information is stratified by loss layers and retentions, accident years, reported years, geography and claims relating to the acquired HMA hospitals versus claims relating to the Company’s other hospitals. Several actuarial methods are used against this data to produce estimates of ultimate paid losses and reserves for incurred but not reported claims. Each of these methods uses company-specific historical claims data and other information. This company-specific data includes information regarding the Company’s business, including historical paid losses and loss adjustment expenses, historical and current case loss reserves, actual and projected hospital statistical data, a variety of hospital census information, employed physician information, professional liability retentions for each policy year, geographic information and other data.

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

The Company is primarily self-insured for professional liability claims; however, the Company obtains excess insurance that transfers the risk of loss to a third-party insurer for claims in excess of self-insured retentions. The Company’s excess insurance is underwritten on a claims-made basis. For claims reported prior to June 1, 2002, substantially all of the Company’s professional and general liability risks were subject to a less than $1 million per occurrence self-insured retention and for claims reported from June 1, 2002 through June 1, 2003, these self-insured retentions were $2 million per occurrence. Substantially all claims reported after June 1, 2003 and before June 1, 2005 are self-insured up to $4 million per claim. Substantially all claims reported on or after June 1, 2005 and before June 1, 2014 are self-insured up to $5 million per claim. Substantially all claims reported on or after June 1, 2014 are self-insured up to $10 million per claim. Management on occasion has selectively increased the insured risk at certain hospitals based upon insurance pricing and other factors and may continue that practice in the future. Excess insurance for all hospitals has been purchased through commercial insurance companies and generally covers the Company for liabilities in excess of the self-insured retentions. The excess coverage consists of multiple layers of insurance, the sum of which totals up to $95 million per occurrence and in the aggregate for claims reported on or after June 1, 2003, up to $145 million per occurrence and in the aggregate for claims reported on or after January 1, 2008 and up to $195 million per occurrence and in the aggregate for claims reported on or after June 1, 2010. For certain policy years prior to June 1, 2014, if the first aggregate layer of excess coverage becomes fully utilized, then the Company’s self-insured retention will increase to $10 million per claim for any subsequent claims in that policy year until the Company’s total aggregate coverage is met.

Effective June 1, 2014, the hospitals acquired from HMA were insured on a claims-made basis as described above and through commercial insurance companies as described above for substantially all claims reported on or after June 1, 2014 except for physician-related claims with an occurrence date prior to June 1, 2014. Prior to June 1, 2014, the former HMA hospitals obtained insurance coverage through a wholly-owned captive insurance subsidiary and a risk retention group subsidiary which are domiciled in the Cayman Islands and South Carolina, respectively. Those insurance subsidiaries, which are collectively referred to as the “Insurance Subsidiaries,” provided (i) claims-made coverage to all of the former HMA hospitals and (ii) occurrence-basis coverage to most of the physicians employed by the former HMA hospitals. The employed physicians not covered by the Insurance Subsidiaries generally maintained claims-made policies with unrelated third party insurance companies. To mitigate the exposure of the program covering the former HMA hospitals and other healthcare facilities, the Insurance Subsidiaries bought claims-made reinsurance policies from unrelated third parties for claims above self-retention levels of $10 million or $15 million per claim, depending on the policy year.

Effective January 1, 2008, the hospitals acquired from Triad were insured on a claims-made basis as described above and through commercial insurance companies as described above for substantially all claims occurring on or after January 1, 2002 and reported on or after January 1, 2008. Substantially all losses for the former Triad hospitals in periods prior to May 1, 1999 were insured through a wholly-owned insurance

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subsidiary of HCA, Triad’s owner prior to that time, and excess loss policies maintained by HCA. HCA has agreed to indemnify the former Triad hospitals in respect of claims covered by such insurance policies arising prior to May 1, 1999. After May 1, 1999 through December 31, 2006, the former Triad hospitals obtained insurance coverage on a claims incurred basis from HCA’s wholly-owned insurance subsidiary, with excess coverage obtained from other carriers that is subject to certain deductibles. Effective for claims incurred after December 31, 2006, Triad began insuring its claims from $1 million to $5 million through its wholly-owned captive insurance company, replacing the coverage provided by HCA. Substantially all claims occurring during 2007 were self-insured up to $10 million per claim.

Legal Matters.    The Company is a party to various legal, regulatory and governmental proceedings incidental to its business. Based on current knowledge, management does not believe that loss contingencies arising from pending legal, regulatory and governmental proceedings, including the matters described herein, will have a material adverse effect on the consolidated financial position or liquidity of the Company. However, in light of the inherent uncertainties involved in these matters, some of which are beyond the Company’s control, and the very large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to the Company’s results of operations or cash flows for any particular reporting period.

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

The CVRs do not have a finite payment date. Any payments the Company makes under the CVR agreement will be payable within 60 days after the final resolution of the HMA Legal Matters. The CVRs are unsecured

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

obligations of CHS and all payments under the CVRs will be subordinated in right of payment to the prior payment in full of all of the Company’s senior obligations (as defined in the CVR agreement), which include outstanding indebtedness of the Company (subject to certain exceptions set forth in the CVR agreement) and the HMA Losses. The CVR agreement permits the Company to acquire all or some of the CVRs, whether in open market transactions, private transactions or otherwise. As of December 31, 2014, the Company had acquired no CVRs.

The following table represents the impact of legal expenses paid or incurred to date and settlements paid or deemed final as of December 31, 2014 on the amounts owed to CVR holders (in millions):

	Deductible	CHS Responsibility at 10%	Reduction to Amount Owed to CVR Holders at 90%	Total Expenses and Settlement Cost
As of January 27, 2014	$—	$—	$—	$—
Settlements paid	—	—	3	3
Legal expenses incurred and/or paid during the year ended December 31, 2014	18	—	3	21

As of December 31, 2014	$18	$—	$6	$24

Amounts owed to CVR holders are dependent on the ultimate resolution of the HMA Legal Matters and determination of HMA Losses incurred. The settlement of any or all of the claims and expenses incurred on behalf of the Company in defending itself will (subject to the deductible) reduce the amounts owed to the CVR holders.

Underlying the CVR agreement are a number of claims included in the HMA Legal Matters asserted against HMA. The Company has recorded a liability in connection with those claims as part of the acquired assets and liabilities at the date of acquisition pursuant to the provisions of Financial Accounting Standards Board Accounting Standards Codification Topic 805 “Business Combinations.” For the estimate of the Company’s liabilities associated with the HMA Legal Matters that will be covered by the CVR and were not previously accrued by HMA, the Company recorded a liability of $284 million as part of the acquisition accounting for the HMA merger based on the Company’s estimate of fair value of such liabilities as of the date of acquisition. The decrease in this liability from the date of acquisition until December 31, 2014 was approximately $19 million and the fair value of $265 million is recorded in other long-term liabilities on the accompanying consolidated balance sheet. The remaining portion of the estimated liability for claims underlying the CVR agreement had been previously recorded by HMA, as a probable contingency, and has been reflected as an acquired liability. This amount is $29 million and is recorded in accrued liabilities on the accompanying consolidated balance sheet. In addition, although legal fees (which are expensed as incurred) associated with the HMA Legal Matters are not taken into account in connection with the $265 million fair value determination or $29 million accrual noted above, such legal fees are taken into account in determining HMA Losses under the CVR agreement. Certain significant HMA Legal Matters underlying these liabilities are discussed in greater detail below.

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

During September 2010, HMA received a letter from the Department of Justice (“DOJ”) indicating that an investigation was being conducted to determine whether certain HMA hospitals improperly submitted claims for the implantation of implantable cardioverter defibrillators (“ICDs”). The DOJ’s investigation covers the period commencing with Medicare’s expansion of coverage for ICDs in 2003 to the present. The letter from the DOJ further indicates that the claims submitted by HMA’s hospitals for ICDs and related services need to be reviewed to determine if Medicare coverage and payment was appropriate. During 2010, the DOJ sent similar letters and other requests to a large number of unrelated hospitals and hospital operators across the country as part of a nation-wide review of ICD billing under the Medicare program. The Company is cooperating with the DOJ in its ongoing investigation, which could potentially give rise to claims against HMA and/or certain of its subsidiary hospitals under the False Claims Act or other statutes, regulations or laws. Additionally, the Company is conducting an internal review of hospital medical records related to ICDs that are the subject of the DOJ investigation. To date, the DOJ has not asserted any monetary or other claims against HMA or its hospitals in this matter.

Probable Contingencies – HMA

OIG Investigation of Certain HMA Hospitals’ Relationships with Allegiance

On February 22, 2012 and February 24, 2012, the United States Department of Health and Human Services office of the Inspector General (“OIG”) served subpoenas on certain HMA hospitals relating to those hospitals’ relationships with Allegiance Health Management, Inc. (“Allegiance”). Allegiance, which is unrelated to HMA, is a post-acute healthcare management company that provides intensive outpatient psychiatric (“IOP”) services to

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

patients. The HMA hospitals that were served subpoenas were: (i) Central Mississippi Medical Center in Jackson, Mississippi; (ii) Crossgates River Oaks Hospital in Brandon, Mississippi; (iii) Davis Regional Medical Center in Statesville, North Carolina; (iv) Lake Norman Regional Medical Center in Mooresville, North Carolina; (v) the Medical Center of Southeastern Oklahoma in Durant, Oklahoma; and (vi) Natchez Community Hospital in Natchez, Mississippi. Each of those hospitals has or had a contract with Allegiance. Among other things, the subpoenas seek: (i) documents related to the hospitals’ financial relationships with Allegiance; (ii) documents related to patients who received IOP services from Allegiance at the HMA hospitals, including their patient medical records; (iii) documents relating to complaints or concerns regarding Allegiance’s IOP services at the HMA hospitals; (iv) documents relating to employees, physicians and therapists who were involved with the IOP services provided by Allegiance at the HMA hospitals; and (v) other documents related to Allegiance, including leases, contracts, policies and procedures, training documents, budgets and financial analyses. The period of time covered by the subpoenas is January 1, 2008 through the date of subpoena compliance. The Company will continue to cooperate with the investigations. Prior to the HMA merger, HMA determined that a liability for this claim was probable and a liability was recorded by HMA during the quarter ended December 31, 2013, which liability was assumed as part of the HMA merger. The Company has reached an agreement in principle to settle this matter.

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

Probable Contingencies—CHS

U.S. ex rel. Baker vs. Community Health Systems, Inc. (United States District Court for the District of New Mexico)

The Company’s knowledge of this matter originated in early 2006 with correspondence from the Civil Division of the Department of Justice requesting documents in an investigation it was conducting involving the Company. The inquiry related to the way in which different state Medicaid programs apply to the federal government for matching or supplemental funds that are ultimately used to pay for a small portion of the services provided to Medicaid and indigent patients. These programs are referred to by different names, including “intergovernmental payments,” “upper payment limit programs,” and “Medicaid disproportionate share hospital payments.” For approximately three years, the Company provided the Department of Justice with requested documents, met with its personnel on numerous occasions and otherwise cooperated in its investigation. During the course of the investigation, the Civil Division notified the Company that it believed that the Company and three of its New Mexico hospitals caused the State of New Mexico to submit improper claims for federal funds, in violation of the Federal False Claims Act. This investigation has culminated in the federal government’s intervention in the referenced qui tam lawsuit, which alleges that the Company’s New Mexico hospitals “caused to be filed” false claims from the period of August 2000 through June 2011. Two of the Parent Company’s subsidiaries are also defendants in this lawsuit. The Company has now settled this matter for $75 million, which

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

was previously reserved. The reserve does not include the legal fees of the relator’s counsel. A corporate integrity agreement will not be required.

Summary of Recorded Amounts

The table below presents a reconciliation of the beginning and ending liability balances (in millions) during the year ended December 31, 2014 with respect to the Company’s fair value determination in connection with HMA Legal Matters that were not previously accrued by HMA, the estimated liability in connection with HMA Legal Matters that were previously recorded by HMA as a probable contingency, and the remaining contingencies of the Company in respect of which an accrual has been recorded. These accruals do not include the Company’s estimated legal fees associated with such matters, which are expensed as incurred.

	CVR Related Liability at Fair Value	CVR Related Liability for Probable Contingencies	Other Probable Contingencies
Balance as of December 31, 2012	$—	$—	$23
Expense	—	—	106
Cash payments	—	—	(10)

Balance as of December 31, 2013	—	—	119
Assumed liabilities for HMA contingencies	284	29	16
Expense	(16)	—	100
Cash payments	(3)	—	(110)

Balance as of December 31, 2014	$265	$29	$125

There are a number of other legal matters for which, based on information currently available, the Company believes that a negative outcome is known or is probable and the amount of the loss is reasonably estimable. The amounts have been recorded in other accrued liabilities on the consolidated balance sheet and are included in the table above, but are not discussed in this footnote. These matters, both individually and in the aggregate, are immaterial to the financial position of the Company. Due to the uncertainties and difficulty in predicting the ultimate resolution of these contingencies, the actual amount could differ from the estimated amount; however, the Company does not believe a change in estimate for any of such matters would be material.

In the aggregate, attorneys’ fees and other costs incurred but not included in the table above related to probable contingencies, and CVR-related contingencies accounted for at fair value, totaled $29 million and $9 million for the years ended December 31, 2014 and 2013, respectively, and are included in other operating expenses in the accompanying consolidated statements of income.

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

Class Action Shareholder Federal Securities Cases.    Three purported class action cases have been filed in the United States District Court for the Middle District of Tennessee; namely, Norfolk County Retirement System v. Community Health Systems, Inc., et al., filed May 9, 2011; De Zheng v. Community Health Systems, Inc., et al., filed May 12, 2011; and Minneapolis Firefighters Relief Association v. Community Health Systems, Inc., et al., filed June 21, 2011. All three seek class certification on behalf of purchasers of the Company’s common stock between July 27, 2006 and April 11, 2011 and allege that misleading statements resulted in artificially inflated prices for the Company’s common stock. In December 2011, the cases were consolidated for pretrial purposes and NYC Funds and its counsel were selected as lead plaintiffs/lead plaintiffs’ counsel. The Company’s motion to dismiss this case has been fully briefed and remains pending before the court. An initial case management order was entered January 30, 2015, but no trial date has been set. The Company believes this consolidated matter is without merit and will vigorously defend this case.

Shareholder Derivative Actions.    Three purported shareholder derivative actions have also been filed in the United States District Court for the Middle District of Tennessee; Plumbers and Pipefitters Local Union No. 630 Pension Annuity Trust Fund v. Wayne T. Smith, et al., filed May 24, 2011; Roofers Local No. 149 Pension Fund v. Wayne T. Smith, et al., filed June 21, 2011; and Lambert Sweat v. Wayne T. Smith, et al., filed October 5, 2011. These three cases allege breach of fiduciary duty arising out of allegedly improper inpatient admission practices, mismanagement, waste and unjust enrichment. These cases have been consolidated into a single, consolidated action. The plaintiffs filed an operative amended derivative complaint in these three consolidated actions on March 15, 2012. The Company’s motion to dismiss was argued on June 13, 2013. On September 27, 2013, the court issued an order granting in part and denying in part the Company’s motion to dismiss. On October 14, 2013, the Company filed for a Motion for Reconsideration of the Order Granting in Part and Denying in Part the Motion to Dismiss, a Motion to Stay Discovery, and an unopposed Motion for Extension of Time to File an Answer. The Company’s motion to stay was denied and the Company’s motion for reconsideration was denied on December 12, 2014. An initial case management order was entered on November 11, 2014, but no trial date has been set. The Company believes all of the plaintiffs’ claims are without merit and will vigorously defend them.

17.    SUBSEQUENT EVENTS

The Company evaluated all material events occurring subsequent to the balance sheet date for events requiring disclosure or recognition in the consolidated financial statements.

Effective January 1, 2015, one or more subsidiaries of the Company sold Carolina Pines Regional Medical Center (116 licensed beds) in Hartsville, South Carolina and related outpatient services to Capella Healthcare for approximately $74 million in cash, which was received at the closing on December 31, 2014. This hospital was required to be divested by the Federal Trade Commission as a condition of its approval of the HMA merger.

On January 23, 2015, one or more of the Company’s subsidiaries executed a definitive agreement for the purchase of an 80 percent equity interest in Metro Health in Grand Rapids, Michigan, which is expected to close in the middle of 2015. The agreement includes Metro Health Hospital (208 licensed beds), outpatient centers and related assets and businesses.

Effective February 1, 2015, one or more subsidiaries of the Company sold Harris Hospital (133 licensed beds) in Newport, Arkansas and related healthcare services to White County Medical Center in Searcy, Arkansas for approximately $5 million in cash.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.    QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter
	1st	2nd	3rd	4th	Total
	(in millions, except share and per share data)

Year ended December 31, 2014:
Net operating revenues	$4,176	$4,765	$4,780	$4,918	$18,639
Income from continuing operations before income taxes	(131)	109	134	230	342
Income from continuing operations	(75)	76	94	165	260
Loss from discontinued operations	(22)	(6)	—	(29)	(57)
Net income attributable to Community Health Systems, Inc.	$(112)	$42	$62	$100	$92
Basic earnings (loss) per share attributable to Community Health Systems, Inc. common stockholders(1):
Continuing operations	$(0.84)	$0.43	$0.55	$1.13	$1.33
Discontinued operations	(0.21)	(0.06)	—	(0.26)	(0.51)

Net income	$(1.05)	$0.37	$0.55	$0.88	$0.82

Diluted earnings (loss) per share attributable to Community Health Systems, Inc. common stockholders(1):
Continuing operations	$(0.84)	$0.42	$0.54	$1.12	$1.32
Discontinued operations	(0.21)	(0.06)	—	(0.25)	(0.51)

Net income	$(1.05)	$0.37	$0.54	$0.87	$0.82

Weighted-average number of shares outstanding:
Basic	106,601,997	112,598,899	113,138,663	113,606,631	111,579,088
Diluted	106,601,997	113,474,169	114,343,778	114,828,587	112,549,320
Year ended December 31, 2013:
Net operating revenues	$3,262	$3,191	$3,174	$3,192	$12,819
Income from continuing operations before income taxes	149	74	35	88	346
Income from continuing operations	99	53	28	62	242
Loss from discontinued operations	(3)	(6)	(6)	(10)	(25)
Net income attributable to Community Health Systems, Inc.	$79	$30	$4	$28	$141
Basic earnings (loss) per share attributable to Community Health Systems, Inc. common stockholders(1):
Continuing operations	$0.90	$0.39	$0.11	$0.41	$1.80
Discontinued operations	(0.03)	(0.07)	(0.07)	(0.10)	(0.27)

Net income	$0.87	$0.32	$0.04	$0.30	$1.52

Diluted earnings (loss) per share attributable to Community Health Systems, Inc. common stockholders(1):
Continuing operations	$0.89	$0.38	$0.11	$0.40	$1.77
Discontinued operations	(0.03)	(0.07)	(0.07)	(0.10)	(0.27)

Net income	$0.86	$0.32	$0.04	$0.30	$1.51

Weighted-average number of shares outstanding:
Basic	91,002,615	92,866,370	93,259,027	93,372,398	92,633,332
Diluted	91,998,993	94,109,368	94,483,596	94,703,458	93,815,013

(1)	Total per share amounts may not add due to rounding.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.    SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Senior Notes due 2019, 2020 and 2022, which are senior unsecured obligations of CHS, and the 5 1/8% Senior Secured Notes due 2018 and 2021 (collectively, “the Notes”) are guaranteed on a senior basis by the Company and by certain of its existing and subsequently acquired or organized 100% owned domestic subsidiaries. The Notes are fully and unconditionally guaranteed on a joint and several basis, with exceptions considered customary for such guarantees, limited to the release of the guarantee when a subsidiary guarantor’s capital stock is sold, or a sale of all of the subsidiary guarantor’s assets used in operations. The following condensed consolidating financial statements present Community Health Systems, Inc. (as parent guarantor), CHS (as the issuer), the subsidiary guarantors, the subsidiary non-guarantors and eliminations. These condensed consolidating financial statements have been prepared and presented in accordance with SEC Regulation S-X Rule 3-10 “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.”

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

From time to time, subsidiaries of the Company sell and/or repurchase noncontrolling interests in consolidated subsidiaries, which may change subsidiaries between guarantors and non-guarantors. Amounts for prior periods are revised to reflect the status of guarantors or non-guarantors as of December 31, 2014.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Income

Year Ended December 31, 2014

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
Operating revenues (net of contractual allowances and discounts)	$—	$(18)	$13,320	$8,259	$—	$21,561
Provision for bad debts	—	—	1,824	1,098	—	2,922

Net operating revenues	—	(18)	11,496	7,161	—	18,639
Operating costs and expenses:
Salaries and benefits	—	—	4,823	3,795	—	8,618
Supplies	—	—	1,849	1,013	—	2,862
Other operating expenses	—	—	2,702	1,620	—	4,322
Government settlement and related costs	—	—	101	—	—	101
Electronic health records incentive reimbursement	—	—	(173)	(86)	—	(259)
Rent	—	—	230	204	—	434
Depreciation and amortization	—	—	764	342	—	1,106
Amortization of software to be abandoned	—	—	45	30	—	75

Total operating costs and expenses	—	—	10,341	6,918	—	17,259

Income from operations	—	(18)	1,155	243	—	1,380
Interest expense, net	—	(10)	551	431	—	972
Loss from early extinguishment of debt	—	73	—	—	—	73
Equity in earnings of unconsolidated affiliates	(92)	(217)	165	—	96	(48)
Impairment of long-lived assets	—	—	41	—	—	41

Income from continuing operations before income taxes	92	136	398	(188)	(96)	342
Provision for (benefit from) income taxes	—	44	152	(114)	—	82

Income from continuing operations	92	92	246	(74)	(96)	260
Discontinued operations, net of taxes:
Loss from operations of entities sold or held for sale	—	—	(29)	22	—	(7)
Impairment of hospitals sold or held for sale	—	—	—	(50)	—	(50)

Loss from discontinued operations, net of taxes	—	—	(29)	(28)	—	(57)

Net income	92	92	217	(102)	(96)	203
Less: Net income attributable to noncontrolling interests	—	—	—	111	—	111

Net income attributable to Community Health Systems, Inc. stockholders	$92	$92	$217	$(213)	$(96)	$92

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Income

Year Ended December 31, 2013

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
Operating revenues (net of contractual allowances and discounts)	$—	$(15)	$9,488	$5,380	$—	$14,853
Provision for bad debts	—	—	1,394	640	—	2,034

Net operating revenues	—	(15)	8,094	4,740	—	12,819
Operating costs and expenses:
Salaries and benefits	—	—	3,591	2,516	—	6,107
Supplies	—	—	1,285	690	—	1,975
Other operating expenses	—	—	1,825	993	—	2,818
Government settlement and related costs	—	—	102	—	—	102
Electronic health records incentive reimbursement	—	—	(105)	(57)	—	(162)
Rent	—	—	159	120	—	279
Depreciation and amortization	—	—	522	249	—	771

Total operating costs and expenses	—	—	7,379	4,511	—	11,890

Income from operations	—	(15)	715	229	—	929
Interest expense, net	—	(5)	555	63	—	613
Loss from early extinguishment of debt	—	1	—	—	—	1
Equity in earnings of unconsolidated affiliates	(141)	(138)	(87)	—	323	(43)
Impairment of long-lived assets	—	—	12	—	—	12

Income from continuing operations before income taxes	141	127	235	166	(323)	346
Provision for (benefit from) income taxes	—	(14)	86	32	—	104

Income from continuing operations	141	141	149	134	(323)	242
Discontinued operations, net of taxes:
Loss from operations of entities sold or held for sale	—	—	(13)	(8)	—	(21)
Impairment of hospitals sold or held for sale	—	—	(4)	—	—	(4)

Loss from discontinued operations, net of taxes	—	—	(17)	(8)	—	(25)

Net income	141	141	132	126	(323)	217
Less: Net income attributable to noncontrolling interests	—	—	—	76	—	76

Net income attributable to Community Health Systems, Inc. stockholders	$141	$141	$132	$50	$(323)	$141

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Income

Year Ended December 31, 2012

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
Operating revenues (net of contractual allowances and discounts)	$—	$(10)	$9,415	$5,342	$—	$14,747
Provision for bad debts	—	—	1,293	621	—	1,914

Net operating revenues	—	(10)	8,122	4,721	—	12,833
Operating costs and expenses:
Salaries and benefits	—	—	3,552	2,440	—	5,992
Supplies	—	—	1,281	672	—	1,953
Other operating expenses	—	1	1,830	976	—	2,807
Government settlement and related costs	—	—	—	—	—	—
Electronic health records incentive reimbursement	—	—	(79)	(44)	—	(123)
Rent	—	—	149	115	—	264
Depreciation and amortization	—	—	473	241	—	714

Total operating costs and expenses	—	1	7,206	4,400	—	11,607

Income from operations	—	(11)	916	321	—	1,226
Interest expense, net	—	59	503	59	—	621
Loss from early extinguishment of debt	—	115	—	—	—	115
Equity in earnings of unconsolidated affiliates	(266)	(350)	(150)	—	724	(42)
Impairment of long-lived assets	—	—	10	—	—	10

Income from continuing operations before income taxes	266	165	553	262	(724)	522
Provision for (benefit from) income taxes	—	(101)	200	65	—	164

Income from continuing operations	266	266	353	197	(724)	358
Discontinued operations, net of taxes:
Loss from operations of entities sold or held for sale	—	—	(5)	(7)	—	(12)
Impairment of hospitals sold or held for sale	—	—	—	—	—	—

Loss from discontinued operations, net of taxes	—	—	(5)	(7)	—	(12)

Net income	266	266	348	190	(724)	346
Less: Net income attributable to noncontrolling interests	—	—	—	80	—	80

Net income attributable to Community Health Systems, Inc. stockholders	$266	$266	$348	$110	$(724)	$266

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Comprehensive Income

Year Ended December 31, 2014

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
Net income	$92	$92	$217	$(102)	$(96)	$203
Other comprehensive income (loss), net of income taxes:
Net change in fair value of interest rate swaps, net of tax	13	13	—	—	(13)	13
Net change in fair value of available-for-sale securities, net of tax	—	—	—	—	—	—
Amortization and recognition of unrecognized pension cost components, net of tax	(9)	(9)	(9)	—	18	(9)

Other comprehensive income (loss)	4	4	(9)	—	5	4

Comprehensive income	96	96	208	(102)	(91)	207
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	111	—	111

Comprehensive income attributable to Community Health Systems, Inc. stockholders	$96	$96	$208	$(213)	$(91)	$96

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Comprehensive Income

Year Ended December 31, 2013

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
Net income	$141	$141	$132	$126	$(323)	$217
Other comprehensive income (loss), net of income taxes:
Net change in fair value of interest rate swaps, net of tax	60	60	—	—	(60)	60
Net change in fair value of available-for-sale securities, net of tax	2	2	2	—	(4)	2
Amortization and recognition of unrecognized pension cost components, net of tax	16	16	16	—	(32)	16

Other comprehensive income (loss)	78	78	18	—	(96)	78

Comprehensive income	219	219	150	126	(419)	295
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	76	—	76

Comprehensive income attributable to Community Health Systems, Inc. stockholders	$219	$219	$150	$50	$(419)	$219

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Comprehensive Income

Year Ended December 31, 2012

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
Net income	$266	$266	$348	$190	$(724)	$346
Other comprehensive income (loss), net of income taxes:
Net change in fair value of interest rate swaps, net of tax	46	46	—	—	(46)	46
Net change in fair value of available-for-sale securities, net of tax	3	3	3	—	(6)	3
Amortization and recognition of unrecognized pension cost components, net of tax	(10)	(10)	(10)	—	20	(10)

Other comprehensive income (loss)	39	39	(7)	—	(32)	39

Comprehensive income	305	305	341	190	(756)	385
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	80	—	80

Comprehensive income attributable to Community Health Systems, Inc. stockholders	$305	$305	$341	$110	$(756)	$305

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheet

December 31, 2014

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$364	$145	$—	$509
Patient accounts receivable, net of allowance for doubtful accounts	—	—	1,284	2,125	—	3,409
Supplies	—	—	374	183	—	557
Prepaid income taxes	30	—	—	—	—	30
Deferred income taxes	341	—	—	—	—	341
Prepaid expenses and taxes	—	—	138	54	—	192
Other current assets	—	—	359	169	—	528

Total current assets	371	—	2,519	2,676	—	5,566

Intercompany receivable	1,199	16,560	2,142	7,786	(27,687)	—

Property and equipment, net	—	—	6,557	3,612	—	10,169

Goodwill	—	—	5,480	3,471	—	8,951

Other assets, net	15	302	1,874	1,182	(638)	2,735

Net investment in subsidiaries	3,290	18,434	7,399	—	(29,123)	—

Total assets	$4,875	$35,296	$25,971	$18,727	$(57,448)	$27,421

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$163	$61	$11	$—	$235
Accounts payable	—	—	909	384	—	1,293
Deferred income taxes	23	—	—	—	—	23
Accrued interest	—	225	1	1	—	227
Accrued liabilities	4	—	1,252	555	—	1,811

Total current liabilities	27	388	2,223	951	—	3,589

Long-term debt	—	15,820	139	722	—	16,681

Intercompany payable	—	14,957	18,744	15,455	(49,156)	—

Deferred income taxes	845	—	—	—	—	845

Other long-term liabilities	—	841	1,137	352	(638)	1,692

Total liabilities	872	32,006	22,243	17,480	(49,794)	22,807

Redeemable noncontrolling interests in equity of consolidated subsidiaries	—	—	—	531	—	531

Equity:
Community Health Systems, Inc. stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	1	—	—	—	—	1
Additional paid-in capital	2,095	1,208	1,352	610	(3,170)	2,095
Treasury stock, at cost	(7)	—	—	—	—	(7)
Accumulated other comprehensive (loss) income	(63)	(63)	(25)	5	83	(63)
Retained earnings	1,977	2,145	2,401	21	(4,567)	1,977

Total Community Health Systems, Inc. stockholders’ equity	4,003	3,290	3,728	636	(7,654)	4,003
Noncontrolling interests in equity of consolidated subsidiaries	—	—	—	80	—	80

Total equity	4,003	3,290	3,728	716	(7,654)	4,083

Total liabilities and equity	$4,875	$35,296	$25,971	$18,727	$(57,448)	$27,421

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheet

December 31, 2013

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$238	$135	$—	$373
Patient accounts receivable, net of allowance for doubtful accounts	—	—	866	1,457	—	2,323
Supplies	—	—	256	115	—	371
Prepaid income taxes	107	—	—	—	—	107
Deferred income taxes	101	—	—	—	—	101
Prepaid expenses and taxes	—	—	98	29	—	127
Other current assets	—	—	262	83	—	345

Total current assets	208	—	1,720	1,819	—	3,747

Intercompany receivable	579	9,541	4,534	3,810	(18,464)	—

Property and equipment, net	—	—	4,657	2,394	—	7,051

Goodwill	—	—	2,530	1,894	—	4,424

Other assets, net	—	144	1,454	828	(531)	1,895

Net investment in subsidiaries	3,194	9,335	4,030	—	(16,559)	—

Total assets	$3,981	$19,020	$18,925	$10,745	$(35,554)	$17,117

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$152	$13	$2	$—	$167
Accounts payable	—	—	734	215	—	949
Deferred income taxes	3	—	—	—	—	3
Accrued interest	—	111	—	1	—	112
Accrued liabilities	4	—	871	352	—	1,227

Total current liabilities	7	263	1,618	570	—	2,458

Long-term debt	—	8,718	51	517	—	9,286

Intercompany payable	—	6,226	13,060	8,266	(27,552)	—

Deferred income taxes	906	—	—	—	—	906

Other long-term liabilities	—	619	671	218	(531)	977

Total liabilities	913	15,826	15,400	9,571	(28,083)	13,627

Redeemable noncontrolling interests in equity of consolidated subsidiaries	—	—	—	358	—	358

Equity:
Community Health Systems, Inc. stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	1	—	—	—	—	1
Additional paid-in capital	1,256	1,175	1,274	595	(3,044)	1,256
Treasury stock, at cost	(7)	—	—	—	—	(7)
Accumulated other comprehensive (loss) income	(67)	(67)	(11)	—	78	(67)
Retained earnings	1,885	2,086	2,262	157	(4,505)	1,885

Total Community Health Systems, Inc. stockholders’ equity	3,068	3,194	3,525	752	(7,471)	3,068
Noncontrolling interests in equity of consolidated subsidiaries	—	—	—	64	—	64

Total equity	3,068	3,194	3,525	816	(7,471)	3,132

Total liabilities and equity	$3,981	$19,020	$18,925	$10,745	$(35,554)	$17,117

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2014

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
Net cash (used in) provided by operating activities	$176	$319	$918	$202	$—	$1,615

Cash flows from investing activities:
Acquisitions of facilities and other related equipment	—	—	(2,872)	(219)	—	(3,091)
Purchases of property and equipment	—	—	(598)	(255)	—	(853)
Proceeds from disposition of hospitals and other ancillary operations	—	—	3	85	—	88
Proceeds from sale of property and equipment	—	—	40	10	—	50
Purchases of available-for-sale securities	—	—	(23)	(240)	—	(263)
Proceeds from sales of available-for-sale securities	—	—	24	205	—	229
Increase in other investments	—	—	(389)	(122)	—	(511)

Net cash used in investing activities	—	—	(3,815)	(536)	—	(4,351)

Cash flows from financing activities:
Proceeds from exercise of stock options	65	—	—	—	—	65
Repurchase of restricted stock shares for payroll tax withholding requirements	(11)	—	—	—	—	(11)
Payment of special dividend to stockholders	—	—	—	—	—	—
Stock buy-back	(9)	—	—	—	—	(9)
Deferred financing costs and other debt-related costs	—	(276)	—	—	—	(276)
Excess tax benefit relating to stock-based compensation	—	—	—	—	—	—
Proceeds from noncontrolling investors in joint ventures	—	—	—	10	—	10
Redemption of noncontrolling investments in joint ventures	—	—	—	(158)	—	(158)
Distributions to noncontrolling investors in joint ventures	—	—	—	(104)	—	(104)
Changes in intercompany balances with affiliates, net	(221)	(3,334)	3,060	495	—	—
Borrowings under credit agreements	—	9,081	50	—	—	9,131
Issuance of long-term debt	—	4,000	—	—	—	4,000
Proceeds from receivables facility	—	—	—	204	—	204
Repayments of long-term indebtedness	—	(9,790)	(87)	(103)	—	(9,980)

Net cash provided by (used in) financing activities	(176)	(319)	3,023	344	—	2,872

Net change in cash and cash equivalents	—	—	126	10	—	136
Cash and cash equivalents at beginning of period	—	—	238	135	—	373

Cash and cash equivalents at end of period	$—	$—	$364	$145	$—	$509

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2013

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
Net cash (used in) provided by operating activities	$(81)	$21	$876	$273	$—	$1,089

Cash flows from investing activities:
Acquisitions of facilities and other related equipment	—	—	(12)	(32)	—	(44)
Purchases of property and equipment	—	—	(492)	(122)	—	(614)
Proceeds from disposition of hospitals and other ancillary operations	—	—	—	—	—	—
Proceeds from sale of property and equipment	—	—	4	3	—	7
Purchases of available-for-sale securities	—	—	—	—	—	—
Proceeds from sales of available-for-sale securities	—	—	—	—	—	—
Increase in other investments	—	—	(275)	(65)	—	(340)

Net cash used in investing activities	—	—	(775)	(216)	—	(991)

Cash flows from financing activities:
Proceeds from exercise of stock options	110	—	—	—	—	110
Repurchase of restricted stock shares for payroll tax withholding requirements	(15)	—	—	—	—	(15)
Payment of special dividend to stockholders	—	—	—	—	—	—
Stock buy-back	(27)	—	—	—	—	(27)
Deferred financing costs and other debt-related costs	—	(13)	—	—	—	(13)
Excess tax benefit relating to stock-based compensation	7	—	—	—	—	7
Proceeds from noncontrolling investors in joint ventures	—	—	—	—	—	—
Redemption of noncontrolling investments in joint ventures	—	—	—	(9)	—	(9)
Distributions to noncontrolling investors in joint ventures	—	—	—	(76)	—	(76)
Changes in intercompany balances with affiliates, net	6	274	(129)	(151)	—	—
Borrowings under credit agreements	—	1,170	23	1	—	1,194
Issuance of long-term debt	—	—	—	—	—	—
Proceeds from receivables facility	—	—	—	338	—	338
Repayments of long-term indebtedness	—	(1,452)	(29)	(141)	—	(1,622)

Net cash provided by (used in) financing activities	81	(21)	(135)	(38)	—	(113)

Net change in cash and cash equivalents	—	—	(34)	19	—	(15)
Cash and cash equivalents at beginning of period	—	—	272	116	—	388

Cash and cash equivalents at end of period	$—	$—	$238	$135	$—	$373

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2012

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
Net cash (used in) provided by operating activities	$(54)	$(71)	$1,155	$250	$—	$1,280

Cash flows from investing activities:
Acquisitions of facilities and other related equipment	—	—	(310)	(12)	—	(322)
Purchases of property and equipment	—	—	(541)	(228)	—	(769)
Proceeds from disposition of hospitals and other ancillary operations	—	—	—	—	—	—
Proceeds from sale of property and equipment	—	—	3	3	—	6
Purchases of available-for-sale securities	—	—	—	—	—	—
Proceeds from sales of available-for-sale securities	—	—	—	—	—	—
Increase in other investments	—	10	(231)	(77)	—	(298)

Net cash used in investing activities	—	10	(1,079)	(314)	—	(1,383)

Cash flows from financing activities:
Proceeds from exercise of stock options	20	—	—	—	—	20
Repurchase of restricted stock shares for payroll tax withholding requirements	(9)	—	—	—	—	(9)
Payment of special dividend to stockholders	(23)	—	—	—	—	(23)
Stock buy-back	—	—	—	—	—	—
Deferred financing costs and other debt-related costs	—	(141)	—	—	—	(141)
Excess tax benefit relating to stock-based compensation	4	—	—	—	—	4
Proceeds from noncontrolling investors in joint ventures	—	—	—	1	—	1
Redemption of noncontrolling investments in joint ventures	—	—	—	(44)	—	(44)
Distributions to noncontrolling investors in joint ventures	—	—	—	(68)	—	(68)
Changes in intercompany balances with affiliates, net	62	(125)	191	(128)	—	—
Borrowings under credit agreements	—	3,955	21	—	—	3,976
Issuance of long-term debt	—	3,825	—	—	—	3,825
Proceeds from receivables facility	—	—	—	350	—	350
Repayments of long-term indebtedness	—	(7,453)	(25)	(52)	—	(7,530)

Net cash provided by (used in) financing activities	54	61	187	59	—	361

Net change in cash and cash equivalents	—	—	263	(5)	—	258
Cash and cash equivalents at beginning of period	—	—	9	121	—	130

Cash and cash equivalents at end of period	$—	$—	$272	$116	$—	$388

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

We completed the HMA merger on January 27, 2014. We are continuing the process of analyzing the systems of disclosure controls and procedures and internal control over financial reporting of the former HMA hospitals and other operations acquired in the merger and integrating them within our broader framework of controls. Since the SEC’s rules allow us to exclude these acquired hospitals and operations from our internal controls assessment and evaluation of disclosure controls that are subsumed by such internal controls in respect of periods ending on or prior to the first anniversary of the HMA merger, we have excluded HMA’s operations from our evaluation of such disclosure controls, and changes in our internal controls, for the period covered by this report. We plan to complete this evaluation and integration within the required SEC time frame and report any changes in internal controls in our first annual report on Form 10-K in which our assessment of internal controls with respect to the acquired operations of HMA is included.

There have been no changes in internal control over financial reporting that occurred during the period that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Management’s report on internal control over financial reporting is included herein at page 162.

The attestation report from Deloitte & Touche LLP, our independent registered public accounting firm, on our internal control over financial reporting is included herein at page 163.

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

The Audit and Compliance Committee of the Board of Directors, which is composed solely of outside directors, meets periodically with members of management, the internal auditors and the independent registered public accounting firm to review and discuss internal control over financial reporting and accounting and financial reporting matters. The independent registered public accounting firm and internal auditors report to the Audit and Compliance Committee and have full and free access to the Audit and Compliance Committee at any time.

We completed the HMA merger on January 27, 2014. We are continuing the process of analyzing the systems of internal control over financial reporting of the former HMA hospitals and other operations acquired in the HMA acquisition and integrating them within our broader framework of controls. In accordance with the SEC’s rules which allow us to exclude these acquired hospitals and operations from our internal controls assessment in respect of periods ending on or prior to the first anniversary of the HMA merger, we have excluded the former HMA hospitals and other operations acquired in the HMA merger from management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2014. The former HMA hospitals and other operations acquired in the HMA merger represented approximately 33% of our total assets as of December 31, 2014, and the results of operations of the former HMA hospitals and other operations acquired in the HMA merger represented approximately 29% of our net operating revenues for the year ended December 31, 2014. We plan to complete the integration of the former HMA hospitals and other operations acquired in the HMA merger within our broader framework of internal controls during 2015 and include these HMA hospitals and other operations acquired in the HMA merger within management’s assessment of our internal control over financial reporting in our next annual report on Form 10-K.

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. We have concluded that our internal control over financial reporting was effective as of December 31, 2014, based on these criteria.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Community Health Systems, Inc.

Franklin, Tennessee

We have audited the internal control over financial reporting of Community Health Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Health Management Associates, Inc. (“HMA”), which was acquired on January 27, 2014 and whose financial statements constitute approximately 33% of total assets and 29% of net operating revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2014. Accordingly, our audit did not include the internal control over financial reporting at HMA. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2014 of the Company and our report dated February 25, 2015 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Nashville, Tennessee

February 25, 2015

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The Company has adopted a Code of Conduct that is applicable to all members of the Board of Directors and our officers, as well as employees of our subsidiaries. A copy of the current version of our Code of Conduct is available in the Company-Overview — Corporate Governance section of our internet website at www.chs.net/company-overview/corporate-governance. A copy of the Code of Conduct is also available in print, free of charge, to any stockholder who requests it by writing to Community Health Systems, Inc., Investor Relations, at 4000 Meridian Boulevard, Franklin, TN 37067. The Company intends to post amendments to or waivers, if any, from its Code of Conduct at this location on its website, in each case to the extent such amendment or waiver would otherwise require the filing of a Current Report on Form 8-K pursuant to Item 5.05 thereof.

The committee report of the Audit and Compliance Committee of the Board of Directors is presented below. The other information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Stockholders of the Company scheduled to be held on May 19, 2015, under “General Information,” “Members of the Board of Directors,” “Information About our Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

In keeping with that responsibility, the Audit and Compliance Committee has reviewed and discussed the Company’s audited consolidated financial statements with management and with the independent registered public accounting firm, reviewed internal controls and accounting procedures and provided oversight review of the Company’s corporate compliance program. In addition, the Audit and Compliance Committee has discussed with the Company’s independent registered public accounting firm the matters required to be discussed by the applicable requirements of the Public Company Accounting Oversight Board.

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

Based on the Audit and Compliance Committee’s discussions with management and the independent registered public accounting firm and the Audit and Compliance Committee’s review of the representations of management and the materials it received from the independent registered public accounting firm as described above, the Audit and Compliance Committee recommended to the Board of Directors that the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for filing with the SEC.

This report is respectfully submitted by the Audit and Compliance Committee of the Board of Directors.

THE AUDIT AND COMPLIANCE COMMITTEE

John A. Clerico, Chair

James S. Ely III

John A. Fry

Item 11. Executive	Compensation

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Stockholders of the Company scheduled to be held on May 19, 2015 under “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Director Compensation,” and “Compensation Committee Report.”

Item 12. Security	Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Stockholders of the Company scheduled to be held on May 19, 2015 under “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

Item 13. Certain	Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Stockholders of the Company scheduled to be held on May 19, 2015 under “General Information” and “Relationships and Certain Transactions Between the Company and Its Officers, Directors and 5% Beneficial Owners and Their Family Members.”

Item 14. Principal	Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Stockholders of the Company scheduled to be held on May 19, 2015 under “Fees Paid to Auditors” and “Pre-Approval of Audit and Non-Audit Services.”

PART IV

Item 15. Exhibits	and Financial Statement Schedules

Item 15(a) 1.     Financial Statements

Reference is made to the index of financial statements and supplementary data under Item 8 in Part II.

Item 15(a) 2.     Financial Statement Schedules

The following financial statement schedule is filed as part of this Form 10-K at page 179 hereof:

Schedule II — Valuation and Qualifying Accounts

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

Item 15(a)(3):

The following exhibits are either filed with this Report or incorporated herein by reference.

No.	Description

2.1	Agreement and Plan of Merger, dated as of July 29, 2013, by and among Health Management Associates, Inc., Community Health Systems, Inc. and FWCT-2 Acquisition Corporation (incorporated by reference to Exhibit 2.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 30, 2013 (No. 001-15925))

2.2	Amendment and Consent to Agreement and Plan of Merger, dated as of September 24, 2013, by and among Health Management Associates, Inc., Community Health Systems, Inc. and FWCT-2 Acquisition Corporation (incorporated by reference to Exhibit 2.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed September 25, 2013 (No. 001-15925))

3.1	Form of Restated Certificate of Incorporation of Community Health Systems, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to Community Health Systems, Inc.’s Registration Statement on Form S-1/A filed June 8, 2000 (No. 333-31790))

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Community Health Systems, Inc., dated May 18, 2010 (incorporated by reference to Exhibit 3.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed May 20, 2010 (No. 001-15925))

3.3	Amended and Restated By-laws of Community Health Systems, Inc. (as of May 20, 2014) (incorporated by reference to Exhibit 3.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed May 22, 2014 (No. 001-15925))

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed May 7, 2014 (No. 001-15925))

4.2	Senior Notes Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of November 22, 2011, by and among CHS/Community Health Systems, Inc., the Guarantors party thereto and Regions Bank, as successor Trustee (incorporated by reference to Exhibit 4.6 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011 filed February 23, 2012 (No. 001-15925))

4.3	Form of 8.000% Senior Note due 2019 (included in Exhibit 4.2)

4.4	Registration Rights Agreement relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of November 22, 2011, by and among CHS/Community Health Systems, Inc., the Guarantors party thereto and the Initial Purchasers (incorporated by reference to Exhibit 4.8 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011 filed February 23, 2012 (No. 001-15925))

4.5	First Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of January 31, 2012, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.35 to Community Health Systems, Inc.’s Registration Statement on Form S-4/A filed April 2, 2012 (No. 333-180265))

4.6	Second Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of March 31, 2012, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.36 to Community Health Systems, Inc.’s Registration Statement on Form S-4/A filed April 2, 2012 (No. 333-180265))

No.	Description

4.7	Third Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of May 15, 2012, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 18, 2012 (No. 001-15925))

4.8	Fourth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of September 30, 2012, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as successor Trustee (incorporated by reference to Exhibit 4.5 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed November 1, 2012 (No. 001-15925))

4.9	Fifth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of March 31, 2013, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as successor Trustee (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed April 30, 2013 (No. 001-15925))

4.10	Release of Certain Guarantor relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of March 31, 2013, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as successor Trustee (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed April 30, 2013 (No. 001-15925))

4.11	Sixth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of September 30, 2013, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as successor Trustee (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed October 31, 2013 (No. 001-15925))

4.12	Seventh Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of February 12, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as successor Trustee (incorporated by reference to Exhibit 4.12 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 filed February 26, 2014 (No. 001-15925))

4.13	Eighth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of June 30, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as successor Trustee (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed August 1, 2014 (No. 001-15925))

4.14*	Ninth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of December 1, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as successor Trustee

4.15	Senior Notes Indenture relating to CHS/Community Health Systems, Inc.‘s 7.125% Senior Notes due 2020, dated as of July 18, 2012, by and among CHS/Community Health Systems, Inc., the Guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 18, 2012 (No. 001-15925))

4.16	Form of 7.125% Senior Note due 2020 (included in Exhibit 4.15)

No.	Description

4.17	First Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of September 30, 2012, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.6 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed November 1, 2012 (No. 001-15925))

4.18	Second Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of March 31, 2013, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed April 30, 2013 (No. 001-15925))

4.19	Release of Certain Guarantor relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of March 31, 2013, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.5 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed April 30, 2013 (No. 001-15925))

4.20	Third Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of September 30, 2013, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed October 31, 2013 (No. 001-15925))

4.21	Fourth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of February 12, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.19 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 filed February 26, 2014 (No. 001-15925))

4.22	Fifth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of June 30, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed August 1, 2014 (No. 001-15925))

4.23*	Sixth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of December 1, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee

4.24	Senior Secured Notes Indenture relating to CHS/Community Health Systems, Inc.‘s 5.125% Senior Secured Notes due 2018, dated as of August 17, 2012, by and among CHS/Community Health Systems, Inc., the Guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed August 20, 2012 (No. 001-15925))

4.25	Form of 5.125% Senior Secured Note due 2018 (included in Exhibit 4.24)

4.26	First Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2018, dated as of September 30, 2012, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.7 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed November 1, 2012 (No. 001-15925))

4.27	Second Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2018, dated as of March 31, 2013, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.3 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed April 30, 2013 (No. 001-15925))

No.	Description

4.28	Release of Certain Guarantor relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2018, dated as of March 31, 2013, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.6 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed April 30, 2013 (No. 001-15925))

4.29	Third Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2018, dated as of September 30, 2013, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.3 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed October 31, 2013 (No. 001-15925))

4.30	Fourth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2018, dated as of February 12, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.26 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 filed February 26, 2014 (No. 001-15925))

4.31	Fifth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2018, dated as of June 30, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.3 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed August 1, 2014 (No. 001-15925))

4.32*	Sixth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2018, dated as of December 1, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent

4.33	Amendment No. 1 and Reaffirmation Agreement, dated as of August 17, 2012, relating to the Amended and Restated Guarantee and Collateral Agreement, dated as of July 25, 2007, as amended and restated as of November 5, 2010, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the guarantors party thereto, and Credit Suisse AG, as Collateral Trustee (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed November 1, 2012 (No. 001-15925))

4.34	First Lien Intercreditor Agreement, dated as of August 17, 2012, among Credit Suisse AG, as Collateral Agent, Credit Suisse AG, as authorized representative, Regions Bank, as Trustee and authorized representative, and the additional authorized representatives party thereto (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed November 1, 2012 (No. 001-15925))

4.35	Copyright Security Agreement, dated as of August 17, 2012, among Community Health Systems, Inc., CHS Washington Holdings, LLC, Northwest Hospital, LLC, Quorum Health Resources, LLC, and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.3 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed November 1, 2012 (No. 001-15925))

4.36	Trademark Security Agreement, dated as of August 17, 2012, among CHS/Community Health Systems, Inc., Blue Island Hospital Company, LLC, CHS Washington Holdings, LLC, Quorum Health Resources, LLC, Triad Healthcare Corporation, Youngstown Ohio Hospital Company, LLC, and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed November 1, 2012 (No. 001-15925))

No.	Description

4.37	Senior Secured Notes Indenture relating to CHS/Community Health Systems, Inc.‘s 5.125% Senior Secured Notes due 2021, dated as of January 27, 2014, by and among FWCT-2 Escrow Corporation, Regions Bank, as Trustee, and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 28, 2014 (No. 001-15925))

4.38	Form of 5.125% Senior Secured Note due 2021 (included in Exhibit 4.37)

4.39	First Supplemental Indenture relating to CHS/Community Health Systems, Inc.‘s 5.125% Senior Secured Notes due 2021, dated as of January 27, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee, and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 28, 2014 (No. 001-15925))

4.40	Second Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2021, dated as of June 30, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed August 1, 2014 (No. 001-15925))

4.41*	Third Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2021, dated as of December 1, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent

4.42	Senior Notes Indenture relating to CHS/Community Health Systems, Inc.‘s 6.875% Senior Notes due 2022, dated as of January 27, 2014, by and among FWCT-2 Escrow Corporation and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.3 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 28, 2014 (No. 001-15925))

4.43	Form of 6.875% Senior Note due 2022 (included in Exhibit 4.42)

4.44	First Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Notes due 2022, dated as of January 27, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 28, 2014 (No. 001-15925))

4.45	Second Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Notes due 2022, dated as of June 30, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.5 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed August 1, 2014 (No. 001-15925))

4.46*	Third Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Notes due 2022, dated as of December 1, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee

4.47	Secured Notes Registration Rights Agreement, dated as of January 27, 2014, by and among FWCT-2 Escrow Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse Securities (USA) LLC, each as a representative of the initial purchasers (incorporated by reference to Exhibit 4.5 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 28, 2014 (No. 001-15925))

No.	Description

4.48	Unsecured Notes Registration Rights Agreement, dated as of January 27, 2014, by and among FWCT-2 Escrow Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse Securities (USA) LLC, each as a representative of the initial purchasers (incorporated by reference to Exhibit 4.6 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 28, 2014 (No. 001-15925))

4.49	Secured Notes Registration Rights Agreement Joinder, dated as of January 27, 2014, by and among CHS/Community Health Systems, Inc., the subsidiaries party thereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse Securities (USA) LLC, each as a representative of the initial purchasers thereto (incorporated by reference to Exhibit 4.7 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 28, 2014 (No. 001-15925))

4.50	Unsecured Notes Registration Rights Agreement Joinder, dated as of January 27, 2014, by and among CHS/Community Health Systems, Inc., the subsidiaries party thereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse Securities (USA) LLC, each as a representative of the initial purchasers (incorporated by reference to Exhibit 4.8 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 28, 2014 (No. 001-15925))

10.1	Amended and Restated Guarantee and Collateral Agreement, dated as of July 25, 2007, as amended and restated as of November 5, 2010, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the subsidiaries of CHS/Community Health Systems, Inc. from time to time party thereto and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 10.3 to Community Health Systems, Inc.’s Current Report on Form 8-K filed November 9, 2010 (No. 001-15925))

10.2	Third Amendment and Restatement Agreement, dated as of January 27, 2014, to the Credit Agreement dated as of July 25, 2007, as amended and restated as of November 5, 2010 and as of February 2, 2012, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the subsidiaries of CHS/Community Health Systems, Inc. party thereto, the lenders party thereto and Credit Suisse AG, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 28, 2014 (No. 001-15925))

10.3	Third Amended and Restated Credit Agreement, dated as of January 27, 2014, to the Credit Agreement dated as of July 25, 2007, as amended and restated as of November 5, 2010 and as of February 2, 2012, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the subsidiaries of CHS/Community Health Systems, Inc. party thereto, the lenders party thereto and Credit Suisse AG, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 28, 2014 (No. 001-15925))

10.4	Contingent Value Rights Agreement, dated as of January 27, 2014, by and between Community Health Systems, Inc. and American Stock Transfer & Trust Company, LLC, as Trustee (incorporated by reference to Exhibit 10.3 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 28, 2014 (No. 001-15925))

10.5	Receivables Sale Agreement, dated as of March 21, 2012, among CHS/Community Health Systems, Inc., the originators party thereto and CHSPSC, LLC (formerly Community Health Systems Professional Services Corporation), as Collection Agent (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed March 23, 2012 (No. 001-15925))

10.6	Receivables Purchase and Contribution Agreement, dated as of March 21, 2012, among CHS/Community Health Systems, Inc., CHS Receivables Funding, LLC and CHSPSC, LLC (formerly Community Health Systems Professional Services Corporation), as Collection Agent (incorporated by reference to Exhibit 10.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed March 23, 2012 (No. 001-15925))

No.	Description

10.7	Receivables Loan Agreement, dated as of March 21, 2012, among CHS Receivables Funding, LLC, the lenders party thereto, the managing agents party thereto, Crédit Agricole Corporate and Investment Bank, as Administrative Agent, and CHSPSC, LLC (formerly Community Health Systems Professional Services Corporation), as Collection Agent (incorporated by reference to Exhibit 10.3 to Community Health Systems, Inc.’s Current Report on Form 8-K filed March 23, 2012 (No. 001-15925))

10.8	First Omnibus Amendment, dated July 30, 2012, to the Receivables Sale Agreement among CHS/Community Health Systems, Inc., the originators party thereto and CHSPSC, LLC, as Collection Agent, to the Receivables Purchase and Contribution Agreement among CHS/Community Health Systems, Inc., CHS Receivables Funding, LLC and CHSPSC, LLC, as Collection Agent, and to the Receivables Loan Agreement among CHS Receivables Funding, LLC, the lenders party thereto, the managing agents party thereto, Crédit Agricole Corporate and Investment Bank, as Administrative Agent, and CHSPSC, LLC, as Collection Agent, all dated as of March 21, 2012 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed November 1, 2012 (No. 001-15925))

10.9	Second Omnibus Amendment, dated March 7, 2013, to the Receivables Sale Agreement among CHS/Community Health Systems, Inc., the originators party thereto and CHSPSC, LLC, as Collection Agent, to the Receivables Purchase and Contribution Agreement among CHS/Community Health Systems, Inc., CHS Receivables Funding, LLC and CHSPSC, LLC, as Collection Agent, and to the Receivables Loan Agreement among CHS Receivables Funding, LLC, the lenders party thereto, the managing agents party thereto, Crédit Agricole Corporate and Investment Bank, as Administrative Agent, and CHSPSC, LLC, as Collection Agent, all dated as of March 21, 2012 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed March 8, 2013 (No. 001-15925))

10.10	Third Omnibus Amendment, dated March 31, 2014, to the Receivables Sale Agreement among CHS/Community Health Systems, Inc., the originators party thereto and CHSPSC, LLC, as Collection Agent, to the Receivables Purchase and Contribution Agreement among CHS/Community Health Systems, Inc., CHS Receivables Funding, LLC and CHSPSC, LLC, as Collection Agent, and to the Receivables Loan Agreement among CHS Receivables Funding, LLC, the lenders party thereto, the managing agents party thereto, Crédit Agricole Corporate and Investment Bank, as Administrative Agent, and CHSPSC, LLC, as Collection Agent, all dated as of March 21, 2012 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed April 1, 2014 (No. 001-15925))

10.11	Fourth Amendment, dated August 29, 2014, to the Receivables Loan Agreement among CHS Receivables Funding, LLC, the lenders party thereto, the managing agents party thereto, Crédit Agricole Corporate and Investment Bank, as Administrative Agent, and CHSPSC, LLC, as Collection Agent, all dated as of March 21, 2012 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q filed November 4, 2014 (No. 001-15925))

10.12†	Form of Indemnification Agreement between Community Health Systems, Inc. and its directors and executive officers (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to Community Health Systems, Inc.’s Registration Statement on Form S-1/A filed May 2, 2000 (No. 333-31790))

10.13†	CHS/Community Health Systems, Inc. Amended and Restated Supplemental Executive Retirement Plan, as amended and restated as of January 1, 2009 (incorporated by reference to Exhibit 10.13 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

No.	Description

10.14†	Amendment No. 1, dated as of September 13, 2011, to the CHS/Community Health Systems, Inc. Amended and Restated Supplemental Executive Retirement Plan, as amended and restated as of January 1, 2009 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed October 28, 2011 (No. 001-15925))

10.15	Amendment No. 2, dated as of January 1, 2014, to the CHS/Community Health Systems, Inc. Amended and Restated Supplemental Executive Retirement Plan, as amended and restated as of January 1, 2009 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.‘s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed May 7, 2014 (No. 001-15925))

10.16†	Community Health Systems Supplemental Executive Benefits (incorporated by reference to Exhibit 10.14 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

10.17†	Supplemental Executive Retirement Plan Trust, dated June 1, 2005, by and between CHS/Community Health Systems, Inc., as grantor, and Wachovia Bank, N.A., as Trustee (incorporated by reference to Exhibit 10.3 to Community Health Systems, Inc.’s Current Report on Form 8-K filed June 1, 2005 (No. 001-15925))

10.18†	CHS/Community Health Systems, Inc. Deferred Compensation Plan, amended and restated effective January 1, 2014 (incorporated by reference to Exhibit 10.25 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 filed February 26, 2014 (No. 001-15925))

10.19†	Community Health Systems Deferred Compensation Plan Trust, amended and restated effective February 26, 1999 (incorporated by reference to Exhibit 10.18 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 filed March 27, 2003 (No. 001-15925))

10.20†	CHS NQDCP, effective as of September 1, 2009 (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Registration Statement on Form S-8 filed December 11, 2009 (No. 333-163691))

10.21†	CHS NQDCP Adoption Agreement, executed as of August 11, 2009 (incorporated by reference to Exhibit 4.3 to Community Health Systems, Inc.’s Registration Statement on Form S-8 filed December 11, 2009 (No. 333-163691))

10.22†	Guarantee, dated December 9, 2009, made by Community Health Systems, Inc. in favor of CHS/Community Health Systems, Inc. with respect to CHS/Community Health Systems, Inc.’s payment obligations under the CHS/Community Health Systems, Inc. Deferred Compensation Plan and the NQDCP (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.‘s Registration Statement on Form S-8 filed December 11, 2009 (No. 333-163691))

10.23†	Community Health Systems, Inc. 2004 Employee Performance Incentive Plan, as amended and restated as of February 26, 2014 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed August 1, 2014 (No. 001-15925))

10.24†	Community Health Systems, Inc. Directors’ Fees Deferral Plan, as amended and restated as of December 10, 2008 (incorporated by reference to Exhibit 10.15 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

10.25†	Community Health Systems, Inc. 2000 Stock Option and Award Plan, as amended and restated as of March 20, 2013 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed July 31, 2013 (No. 001-15925))

No.	Description

10.26†	Form of Nonqualified Stock Option Agreement (Employee) for Community Health Systems, Inc. 2000 Stock Option and Award Plan (incorporated by reference to Exhibit 10.15 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009 filed February 26, 2010 (No. 001-15925))

10.27†	Community Health Systems, Inc. 2009 Stock Option and Award Plan, as amended and restated as of March 19, 2014 (incorporated by reference to Exhibit 10.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed August 1, 2014 (No. 001-15925))

10.28†	Form of Nonqualified Stock Option Agreement (Employee) for Community Health Systems, Inc. 2009 Stock Option and Award Plan (incorporated by reference to Exhibit 10.39 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 filed February 26, 2014 (No. 001-15925))

10.29†	Form of Restricted Stock Award Agreement for Community Health Systems, Inc. 2009 Stock Option and Award Plan (incorporated by reference to Exhibit 10.3 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed July 31, 2013 (No. 001-15925))

10.30†	Form of Performance Based Restricted Stock Award Agreement (Most Highly Compensated Executive Officers) for Community Health Systems, Inc. 2009 Stock Option and Award Plan (incorporated by reference to Exhibit 10.4 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed July 31, 2013 (No. 001-15925))

10.31†	Form of Performance Based Restricted Stock Award Agreement (Special Purpose) for Community Health Systems, Inc. 2009 Stock Option and Award Plan (incorporated by reference to Exhibit 10.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed May 7, 2014 (No. 001-15925))

10.32†	Form of Director Restricted Stock Unit Award Agreement for Community Health Systems, Inc. 2009 Stock Option and Award Plan \(incorporated by reference to Exhibit 10.5 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed July 31, 2013 (No. 001-15925))

10.33†	Form of Amended and Restated Change in Control Severance Agreement effective December 31, 2008 (incorporated by reference to Exhibit 10.22 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

10.34†	Form of Change in Control Severance Agreement (for executive officers appointed since January 1, 2009) (incorporated by reference to Exhibit 10.3 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed May 7, 2014 (No. 001-15925))

10.35	Participation Agreement entered into as of January 1, 2005, by and between Community Health Systems Professional Services Corporation and HealthTrust Purchasing Group, L.P. (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 7, 2005 (No. 001-15925))

10.36*	Amendment effective as of January 1, 2015, by and between CHSPSC, LLC and HealthTrust Purchasing Group, L.P., to Participation Agreement entered into as of January 1, 2005, by and between Community Health Systems Professional Services Corporation and HealthTrust Purchasing Group, L.P.

No.	Description

12.1*	Computation of Ratio of Earnings to Fixed Charges

21*	List of Subsidiaries

23.1*	Consent of Deloitte & Touche LLP

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Corporate Integrity Agreement, dated July 28, 2014, between Community Health Systems, Inc. and the Office of Inspector General of the United States Department of Health and Human Services (incorporated by reference to Exhibit 99.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q filed November 4, 2014 (No. 001-15925))

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
†	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY HEALTH SYSTEMS, INC.

By:	/s/ Wayne T. Smith
Wayne T. Smith
Chairman of the Board and Chief Executive Officer

Date: February 25, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ WAYNE T. SMITH	Chief Executive Officer and	2/25/2015
Wayne T. Smith	Director (principal executive officer)

/s/ W. LARRY CASH	President of Financial Services, Chief Financial	2/25/2015
W. Larry Cash	Officer and Director (principal financial officer)

/s/ KEVIN J. HAMMONS	Senior Vice President and Chief Accounting	2/25/2015
Kevin J. Hammons	Officer (principal accounting officer)

/s/ JOHN A. CLERICO	Director	2/25/2015
John A. Clerico

/s/ JAMES S. ELY III	Director	2/25/2015
James S. Ely III

/s/ JOHN A. FRY	Director	2/25/2015
John A. Fry

/s/ WILLIAM NORRIS JENNINGS, M.D.	Director	2/25/2015
William Norris Jennings, M.D.

/s/ JULIA B. NORTH	Director	2/25/2015
Julia B. North

/s/ H. MITCHELL WATSON, JR.	Director	2/25/2015
H. Mitchell Watson, Jr.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Community Health Systems, Inc.

Franklin, Tennessee

We have audited the consolidated financial statements of Community Health Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and for each of the three years in the period ended December 31, 2014, and the Company’s internal control over financial reporting as of December 31, 2014, and have issued our reports thereon dated February 25, 2015; such reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Nashville, Tennessee

February 25, 2015

Community Health Systems, Inc. and Subsidiaries

Schedule II — Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Acquisitions and Dispositions	Charged to Costs and Expenses	Write-offs	Balance at End of Year
	(In millions)
Year ended December 31, 2014 allowance for doubtful accounts	$2,438	$960	$3,022	$(2,916)	$3,504
Year ended December 31, 2013 allowance for doubtful accounts	$2,191	$—	$2,034	$(1,787)	$2,438
Year ended December 31, 2012 allowance for doubtful accounts	$1,876	$—	$1,915	$(1,600)	$2,191

Exhibit Index

No.	Description

2.1	Agreement and Plan of Merger, dated as of July 29, 2013, by and among Health Management Associates, Inc., Community Health Systems, Inc. and FWCT-2 Acquisition Corporation (incorporated by reference to Exhibit 2.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 30, 2013 (No. 001-15925))

2.2	Amendment and Consent to Agreement and Plan of Merger, dated as of September 24, 2013, by and among Health Management Associates, Inc., Community Health Systems, Inc. and FWCT-2 Acquisition Corporation (incorporated by reference to Exhibit 2.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed September 25, 2013 (No. 001-15925))

3.1	Form of Restated Certificate of Incorporation of Community Health Systems, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to Community Health Systems, Inc.’s Registration Statement on Form S-1/A filed June 8, 2000 (No. 333-31790))

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Community Health Systems, Inc., dated May 18, 2010 (incorporated by reference to Exhibit 3.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed May 20, 2010 (No. 001-15925))

3.3	Amended and Restated By-laws of Community Health Systems, Inc. (as of May 20, 2014) (incorporated by reference to Exhibit 3.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed May 22, 2014 (No. 001-15925))

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed May 7, 2014 (No. 001-15925))

4.2	Senior Notes Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of November 22, 2011, by and among CHS/Community Health Systems, Inc., the Guarantors party thereto and Regions Bank, as successor Trustee (incorporated by reference to Exhibit 4.6 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011 filed February 23, 2012 (No. 001-15925))

4.3	Form of 8.000% Senior Note due 2019 (included in Exhibit 4.2)

4.4	Registration Rights Agreement relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of November 22, 2011, by and among CHS/Community Health Systems, Inc., the Guarantors party thereto and the Initial Purchasers (incorporated by reference to Exhibit 4.8 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011 filed February 23, 2012 (No. 001-15925))

4.5	First Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of January 31, 2012, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.35 to Community Health Systems, Inc.’s Registration Statement on Form S-4/A filed April 2, 2012 (No. 333-180265))

4.6	Second Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of March 31, 2012, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.36 to Community Health Systems, Inc.’s Registration Statement on Form S-4/A filed April 2, 2012 (No. 333-180265))

4.7	Third Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of May 15, 2012, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 18, 2012 (No. 001-15925))

No.	Description

4.8	Fourth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of September 30, 2012, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as successor Trustee (incorporated by reference to Exhibit 4.5 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed November 1, 2012 (No. 001-15925))

4.9	Fifth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of March 31, 2013, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as successor Trustee (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed April 30, 2013 (No. 001-15925))

4.10	Release of Certain Guarantor relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of March 31, 2013, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as successor Trustee (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed April 30, 2013 (No. 001-15925))

4.11	Sixth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of September 30, 2013, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as successor Trustee (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed October 31, 2013 (No. 001-15925))

4.12	Seventh Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of February 12, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as successor Trustee (incorporated by reference to Exhibit 4.12 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 filed February 26, 2014 (No. 001-15925))

4.13	Eighth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of June 30, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as successor Trustee (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed August 1, 2014 (No. 001-15925))

4.14*	Ninth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of December 1, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as successor Trustee

4.15	Senior Notes Indenture relating to CHS/Community Health Systems, Inc.‘s 7.125% Senior Notes due 2020, dated as of July 18, 2012, by and among CHS/Community Health Systems, Inc., the Guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 18, 2012 (No. 001-15925))

4.16	Form of 7.125% Senior Note due 2020 (included in Exhibit 4.15)

4.17	First Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of September 30, 2012, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.6 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed November 1, 2012 (No. 001-15925))

4.18	Second Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of March 31, 2013, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed April 30, 2013 (No. 001-15925))

No.	Description

4.19	Release of Certain Guarantor relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of March 31, 2013, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.5 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed April 30, 2013 (No. 001-15925))

4.20	Third Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of September 30, 2013, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed October 31, 2013 (No. 001-15925))

4.21	Fourth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of February 12, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.19 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 filed February 26, 2014 (No. 001-15925))

4.22	Fifth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of June 30, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed August 1, 2014 (No. 001-15925))

4.23*	Sixth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of December 1, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee

4.24	Senior Secured Notes Indenture relating to CHS/Community Health Systems, Inc.‘s 5.125% Senior Secured Notes due 2018, dated as of August 17, 2012, by and among CHS/Community Health Systems, Inc., the Guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed August 20, 2012 (No. 001-15925))

4.25	Form of 5.125% Senior Secured Note due 2018 (included in Exhibit 4.24)

4.26	First Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2018, dated as of September 30, 2012, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.7 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed November 1, 2012 (No. 001-15925))

4.27	Second Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2018, dated as of March 31, 2013, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.3 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed April 30, 2013 (No. 001-15925))

4.28	Release of Certain Guarantor relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2018, dated as of March 31, 2013, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.6 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed April 30, 2013 (No. 001-15925))

4.29	Third Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2018, dated as of September 30, 2013, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.3 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed October 31, 2013 (No. 001-15925))

No.	Description

4.30	Fourth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2018, dated as of February 12, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.26 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 filed February 26, 2014 (No. 001-15925))

4.31	Fifth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2018, dated as of June 30, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.3 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed August 1, 2014 (No. 001-15925))

4.32*	Sixth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2018, dated as of December 1, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent

4.33	Amendment No. 1 and Reaffirmation Agreement, dated as of August 17, 2012, relating to the Amended and Restated Guarantee and Collateral Agreement, dated as of July 25, 2007, as amended and restated as of November 5, 2010, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the guarantors party thereto, and Credit Suisse AG, as Collateral Trustee (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed November 1, 2012 (No. 001-15925))

4.34	First Lien Intercreditor Agreement, dated as of August 17, 2012, among Credit Suisse AG, as Collateral Agent, Credit Suisse AG, as authorized representative, Regions Bank, as Trustee and authorized representative, and the additional authorized representatives party thereto (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed November 1, 2012 (No. 001-15925))

4.35	Copyright Security Agreement, dated as of August 17, 2012, among Community Health Systems, Inc., CHS Washington Holdings, LLC, Northwest Hospital, LLC, Quorum Health Resources, LLC, and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.3 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed November 1, 2012 (No. 001-15925))

4.36	Trademark Security Agreement, dated as of August 17, 2012, among CHS/Community Health Systems, Inc., Blue Island Hospital Company, LLC, CHS Washington Holdings, LLC, Quorum Health Resources, LLC, Triad Healthcare Corporation, Youngstown Ohio Hospital Company, LLC, and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed November 1, 2012 (No. 001-15925))

4.37	Senior Secured Notes Indenture relating to CHS/Community Health Systems, Inc.‘s 5.125% Senior Secured Notes due 2021, dated as of January 27, 2014, by and among FWCT-2 Escrow Corporation, Regions Bank, as Trustee, and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 28, 2014 (No. 001-15925))

4.38	Form of 5.125% Senior Secured Note due 2021 (included in Exhibit 4.37)

4.39	First Supplemental Indenture relating to CHS/Community Health Systems, Inc.‘s 5.125% Senior Secured Notes due 2021, dated as of January 27, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee, and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 28, 2014 (No. 001-15925))

No.	Description

4.40	Second Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2021, dated as of June 30, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed August 1, 2014 (No. 001-15925))

4.41*	Third Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2021, dated as of December 1, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent

4.42	Senior Notes Indenture relating to CHS/Community Health Systems, Inc.‘s 6.875% Senior Notes due 2022, dated as of January 27, 2014, by and among FWCT-2 Escrow Corporation and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.3 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 28, 2014 (No. 001-15925))

4.43	Form of 6.875% Senior Note due 2022 (included in Exhibit 4.42)

4.44	First Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Notes due 2022, dated as of January 27, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 28, 2014 (No. 001-15925))

4.45	Second Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Notes due 2022, dated as of June 30, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.5 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed August 1, 2014 (No. 001-15925))

4.46*	Third Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Notes due 2022, dated as of December 1, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee

4.47	Secured Notes Registration Rights Agreement, dated as of January 27, 2014, by and among FWCT-2 Escrow Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse Securities (USA) LLC, each as a representative of the initial purchasers (incorporated by reference to Exhibit 4.5 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 28, 2014 (No. 001-15925))

4.48	Unsecured Notes Registration Rights Agreement, dated as of January 27, 2014, by and among FWCT-2 Escrow Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse Securities (USA) LLC, each as a representative of the initial purchasers (incorporated by reference to Exhibit 4.6 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 28, 2014 (No. 001-15925))

4.49	Secured Notes Registration Rights Agreement Joinder, dated as of January 27, 2014, by and among CHS/Community Health Systems, Inc., the subsidiaries party thereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse Securities (USA) LLC, each as a representative of the initial purchasers thereto (incorporated by reference to Exhibit 4.7 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 28, 2014 (No. 001-15925))

4.50	Unsecured Notes Registration Rights Agreement Joinder, dated as of January 27, 2014, by and among CHS/Community Health Systems, Inc., the subsidiaries party thereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse Securities (USA) LLC, each as a representative of the initial purchasers (incorporated by reference to Exhibit 4.8 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 28, 2014 (No. 001-15925))

No.	Description

10.1	Amended and Restated Guarantee and Collateral Agreement, dated as of July 25, 2007, as amended and restated as of November 5, 2010, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the subsidiaries of CHS/Community Health Systems, Inc. from time to time party thereto and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 10.3 to Community Health Systems, Inc.’s Current Report on Form 8-K filed November 9, 2010 (No. 001-15925))

10.2	Third Amendment and Restatement Agreement, dated as of January 27, 2014, to the Credit Agreement dated as of July 25, 2007, as amended and restated as of November 5, 2010 and as of February 2, 2012, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the subsidiaries of CHS/Community Health Systems, Inc. party thereto, the lenders party thereto and Credit Suisse AG, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 28, 2014 (No. 001-15925))

10.3	Third Amended and Restated Credit Agreement, dated as of January 27, 2014, to the Credit Agreement dated as of July 25, 2007, as amended and restated as of November 5, 2010 and as of February 2, 2012, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the subsidiaries of CHS/Community Health Systems, Inc. party thereto, the lenders party thereto and Credit Suisse AG, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 28, 2014 (No. 001-15925))

10.4	Contingent Value Rights Agreement, dated as of January 27, 2014, by and between Community Health Systems, Inc. and American Stock Transfer & Trust Company, LLC, as Trustee (incorporated by reference to Exhibit 10.3 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 28, 2014 (No. 001-15925))

10.5	Receivables Sale Agreement, dated as of March 21, 2012, among CHS/Community Health Systems, Inc., the originators party thereto and CHSPSC, LLC (formerly Community Health Systems Professional Services Corporation), as Collection Agent (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed March 23, 2012 (No. 001-15925))

10.6	Receivables Purchase and Contribution Agreement, dated as of March 21, 2012, among CHS/Community Health Systems, Inc., CHS Receivables Funding, LLC and CHSPSC, LLC (formerly Community Health Systems Professional Services Corporation), as Collection Agent (incorporated by reference to Exhibit 10.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed March 23, 2012 (No. 001-15925))

10.7	Receivables Loan Agreement, dated as of March 21, 2012, among CHS Receivables Funding, LLC, the lenders party thereto, the managing agents party thereto, Crédit Agricole Corporate and Investment Bank, as Administrative Agent, and CHSPSC, LLC (formerly Community Health Systems Professional Services Corporation), as Collection Agent (incorporated by reference to Exhibit 10.3 to Community Health Systems, Inc.’s Current Report on Form 8-K filed March 23, 2012 (No. 001-15925))

10.8	First Omnibus Amendment, dated July 30, 2012, to the Receivables Sale Agreement among CHS/Community Health Systems, Inc., the originators party thereto and CHSPSC, LLC, as Collection Agent, to the Receivables Purchase and Contribution Agreement among CHS/Community Health Systems, Inc., CHS Receivables Funding, LLC and CHSPSC, LLC, as Collection Agent, and to the Receivables Loan Agreement among CHS Receivables Funding, LLC, the lenders party thereto, the managing agents party thereto, Crédit Agricole Corporate and Investment Bank, as Administrative Agent, and CHSPSC, LLC, as Collection Agent, all dated as of March 21, 2012 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed November 1, 2012 (No. 001-15925))

No.	Description

10.9	Second Omnibus Amendment, dated March 7, 2013, to the Receivables Sale Agreement among CHS/Community Health Systems, Inc., the originators party thereto and CHSPSC, LLC, as Collection Agent, to the Receivables Purchase and Contribution Agreement among CHS/Community Health Systems, Inc., CHS Receivables Funding, LLC and CHSPSC, LLC, as Collection Agent, and to the Receivables Loan Agreement among CHS Receivables Funding, LLC, the lenders party thereto, the managing agents party thereto, Crédit Agricole Corporate and Investment Bank, as Administrative Agent, and CHSPSC, LLC, as Collection Agent, all dated as of March 21, 2012 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed March 8, 2013 (No. 001-15925))

10.10	Third Omnibus Amendment, dated March 31, 2014, to the Receivables Sale Agreement among CHS/Community Health Systems, Inc., the originators party thereto and CHSPSC, LLC, as Collection Agent, to the Receivables Purchase and Contribution Agreement among CHS/Community Health Systems, Inc., CHS Receivables Funding, LLC and CHSPSC, LLC, as Collection Agent, and to the Receivables Loan Agreement among CHS Receivables Funding, LLC, the lenders party thereto, the managing agents party thereto, Crédit Agricole Corporate and Investment Bank, as Administrative Agent, and CHSPSC, LLC, as Collection Agent, all dated as of March 21, 2012 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed April 1, 2014 (No. 001-15925))

10.11	Fourth Amendment, dated August 29, 2014, to the Receivables Loan Agreement among CHS Receivables Funding, LLC, the lenders party thereto, the managing agents party thereto, Crédit Agricole Corporate and Investment Bank, as Administrative Agent, and CHSPSC, LLC, as Collection Agent, all dated as of March 21, 2012 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q filed November , 2014 (No. 001-15925))

10.12†	Form of Indemnification Agreement between Community Health Systems, Inc. and its directors and executive officers (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to Community Health Systems, Inc.’s Registration Statement on Form S-1/A filed May 2, 2000 (No. 333-31790))

10.13†	CHS/Community Health Systems, Inc. Amended and Restated Supplemental Executive Retirement Plan, as amended and restated as of January 1, 2009 (incorporated by reference to Exhibit 10.13 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

10.14†	Amendment No. 1, dated as of September 13, 2011, to the CHS/Community Health Systems, Inc. Amended and Restated Supplemental Executive Retirement Plan, as amended and restated as of January 1, 2009 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed October 28, 2011 (No. 001-15925))

10.15	Amendment No. 2, dated as of January 1, 2014, to the CHS/Community Health Systems, Inc. Amended and Restated Supplemental Executive Retirement Plan, as amended and restated as of January 1, 2009 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.‘s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed May 7, 2014 (No. 001-15925))

10.16†	Community Health Systems Supplemental Executive Benefits (incorporated by reference to Exhibit 10.14 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

10.17†	Supplemental Executive Retirement Plan Trust, dated June 1, 2005, by and between CHS/Community Health Systems, Inc., as grantor, and Wachovia Bank, N.A., as Trustee (incorporated by reference to Exhibit 10.3 to Community Health Systems, Inc.’s Current Report on Form 8-K filed June 1, 2005 (No. 001-15925))

No.	Description

10.18†	CHS/Community Health Systems, Inc. Deferred Compensation Plan, amended and restated effective January 1, 2014 (incorporated by reference to Exhibit 10.25 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 filed February 26, 2014 (No. 001-15925))

10.19†	Community Health Systems Deferred Compensation Plan Trust, amended and restated effective February 26, 1999 (incorporated by reference to Exhibit 10.18 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 filed March 27, 2003 (No. 001-15925))

10.20†	CHS NQDCP, effective as of September 1, 2009 (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Registration Statement on Form S-8 filed December 11, 2009 (No. 333-163691))

10.21†	CHS NQDCP Adoption Agreement, executed as of August 11, 2009 (incorporated by reference to Exhibit 4.3 to Community Health Systems, Inc.’s Registration Statement on Form S-8 filed December 11, 2009 (No. 333-163691))

10.22†	Guarantee, dated December 9, 2009, made by Community Health Systems, Inc. in favor of CHS/Community Health Systems, Inc. with respect to CHS/Community Health Systems, Inc.’s payment obligations under the CHS/Community Health Systems, Inc. Deferred Compensation Plan and the NQDCP (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.‘s Registration Statement on Form S-8 filed December 11, 2009 (No. 333-163691))

10.23†	Community Health Systems, Inc. 2004 Employee Performance Incentive Plan, as amended and restated as of February 26, 2014 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed August 1, 2014 (No. 001-15925))

10.24†	Community Health Systems, Inc. Directors’ Fees Deferral Plan, as amended and restated as of December 10, 2008 (incorporated by reference to Exhibit 10.15 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

10.25†	Community Health Systems, Inc. 2000 Stock Option and Award Plan, as amended and restated as of March 20, 2013 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed July 31, 2013 (No. 001-15925))

10.26†	Form of Nonqualified Stock Option Agreement (Employee) for Community Health Systems, Inc. 2000 Stock Option and Award Plan (incorporated by reference to Exhibit 10.15 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009 filed February 26, 2010 (No. 001-15925))

10.27†	Community Health Systems, Inc. 2009 Stock Option and Award Plan, as amended and restated as of March 19, 2014 (incorporated by reference to Exhibit 10.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed August 1, 2014 (No. 001-15925))

10.28†	Form of Nonqualified Stock Option Agreement (Employee) for Community Health Systems, Inc. 2009 Stock Option and Award Plan (incorporated by reference to Exhibit 10.39 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 filed February 26, 2014 (No. 001-15925))

10.29†	Form of Restricted Stock Award Agreement for Community Health Systems, Inc. 2009 Stock Option and Award Plan (incorporated by reference to Exhibit 10.3 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed July 31, 2013 (No. 001-15925))

No.	Description

10.30†	Form of Performance Based Restricted Stock Award Agreement (Most Highly Compensated Executive Officers) for Community Health Systems, Inc. 2009 Stock Option and Award Plan (incorporated by reference to Exhibit 10.4 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed July 31, 2013 (No. 001-15925))

10.31†	Form of Performance Based Restricted Stock Award Agreement (Special Purpose) for Community Health Systems, Inc. 2009 Stock Option and Award Plan (incorporated by reference to Exhibit 10.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed May 7, 2014 (No. 001-15925))

10.32†	Form of Director Restricted Stock Unit Award Agreement for Community Health Systems, Inc. 2009 Stock Option and Award Plan \(incorporated by reference to Exhibit 10.5 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed July 31, 2013 (No. 001-15925))

10.33†	Form of Amended and Restated Change in Control Severance Agreement effective December 31, 2008 (incorporated by reference to Exhibit 10.22 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

10.34†	Form of Change in Control Severance Agreement (for executive officers appointed since January 1, 2009) (incorporated by reference to Exhibit 10.3 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed May 7, 2014 (No. 001-15925))

10.35	Participation Agreement entered into as of January 1, 2005, by and between Community Health Systems Professional Services Corporation and HealthTrust Purchasing Group, L.P. (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 7, 2005 (No. 001-15925))

10.36*	Amendment effective as of January 1, 2015, by and between CHSPSC, LLC and HealthTrust Purchasing Group, L.P., to Participation Agreement entered into as of January 1, 2005, by and between Community Health Systems Professional Services Corporation and HealthTrust Purchasing Group, L.P.

12.1*	Computation of Ratio of Earnings to Fixed Charges

21*	List of Subsidiaries

23.1*	Consent of Deloitte & Touche LLP

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Corporate Integrity Agreement, dated July 28, 2014, between Community Health Systems, Inc. and the Office of Inspector General of the United States Department of Health and Human Services (incorporated by reference to Exhibit 99.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q filed November 4, 2014 (No. 001-15925))

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
†	Indicates a management contract or compensatory plan or arrangement.