Form 10-Q
period 2015-06-30
COMMUNITY HEALTH SYSTEMS INC
filed 2015-08-04
CIK 1108109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 30, 2015, there were outstanding 118,156,928 shares of the Registrant’s Common Stock, $0.01 par value.

Community Health Systems, Inc.

Form 10-Q

For the Three and Six Months Ended June 30, 2015

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In millions, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Operating revenues (net of contractual allowances and discounts)	$5,614	$5,508	$11,260	$10,383
Provision for bad debts	732	743	1,467	1,442

Net operating revenues	4,882	4,765	9,793	8,941

Operating costs and expenses:
Salaries and benefits	2,217	2,221	4,474	4,213
Supplies	750	736	1,512	1,368
Other operating expenses	1,125	1,115	2,225	2,133
Government settlement and related costs	(6)	-	1	-
Electronic health records incentive reimbursement	(55)	(84)	(81)	(124)
Rent	113	111	229	209
Depreciation and amortization	291	281	587	536
Amortization of software to be abandoned	-	33	-	75

Total operating costs and expenses	4,435	4,413	8,947	8,410

Income from operations	447	352	846	531
Interest expense, net	239	255	481	478
Loss from early extinguishment of debt	9	-	16	73
Equity in earnings of unconsolidated affiliates	(21)	(12)	(39)	(22)
Impairment of long-lived assets	6	-	6	24

Income (loss) from continuing operations before income taxes	214	109	382	(22)
Provision (benefit) for income taxes	74	33	130	(23)

Income from continuing operations	140	76	252	1

Discontinued operations, net of taxes:
Loss from operations of entities sold or held for sale	(6)	(1)	(17)	(6)
Impairment of hospitals sold or held for sale	-	(5)	(2)	(22)
Loss on sale, net	-	-	(1)	-

Loss from discontinued operations, net of taxes	(6)	(6)	(20)	(28)

Net income (loss)	134	70	232	(27)
Less: Net income attributable to noncontrolling interests	23	28	43	43

Net income (loss) attributable to Community Health Systems, Inc. stockholders	$111	$42	$189	$(70)

Basic earnings (loss) per share attributable to Community Health Systems, Inc. common stockholders:
Continuing operations	$1.02	$0.43	$1.82	$(0.38)
Discontinued operations	(0.06)	(0.06)	(0.17)	(0.26)

Net income (loss)	$0.96	$0.37	$1.65	$(0.64)

Diluted earnings (loss) per share attributable to Community Health Systems, Inc. common stockholders(1):
Continuing operations	$1.01	$0.42	$1.80	$(0.38)
Discontinued operations	(0.06)	(0.06)	(0.17)	(0.26)

Net income (loss)	$0.95	$0.37	$1.64	$(0.64)

Weighted-average number of shares outstanding:
Basic	115,194,899	112,598,899	114,809,386	109,617,014

Diluted	116,100,417	113,474,169	115,580,887	109,617,014

(1) Total per share amounts may not add due to rounding.

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income (loss)	$134	$70	$232	$(27)
Other comprehensive income (loss), net of income taxes:
Net change in fair value of interest rate swaps, net of tax	8	-	(1)	9
Net change in fair value of available-for-sale securities, net of tax	(2)	3	(1)	3
Amortization and recognition of unrecognized pension cost components, net of tax	-	-	1	-

Other comprehensive income (loss)	6	3	(1)	12

Comprehensive income (loss)	140	73	231	(15)
Less: Comprehensive income attributable to noncontrolling interests	23	28	43	43

Comprehensive income (loss) attributable to Community Health Systems, Inc. stockholders	$117	$45	$188	$(58)

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$365	$509
Patient accounts receivable, net of allowance for doubtful accounts of $3,773 and $3,504 at June 30, 2015 and December 31, 2014, respectively	3,491	3,409
Supplies	568	557
Prepaid income taxes	-	30
Deferred income taxes	345	341
Prepaid expenses and taxes	216	192
Other current assets (including assets of hospitals held for sale of $5 and $38 at June 30, 2015 and December 31, 2014, respectively)	515	528

Total current assets	5,500	5,566

Property and equipment	14,577	14,264
Less accumulated depreciation and amortization	(4,487)	(4,095)

Property and equipment, net	10,090	10,169

Goodwill	8,956	8,951

Other assets, net (including assets of hospitals held for sale of $34 and $90 at June 30, 2015 and December 31, 2014, respectively)	2,640	2,735

Total assets	$27,186	$27,421

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$246	$235
Accounts payable	1,144	1,293
Income tax payable	83	-
Deferred income taxes	23	23
Accrued interest	226	227
Accrued liabilities (including liabilities of hospitals held for sale of $1 and $10 at June 30, 2015 and December 31, 2014, respectively)	1,508	1,811

Total current liabilities	3,230	3,589

Long-term debt	16,621	16,681

Deferred income taxes	844	845

Other long-term liabilities	1,683	1,692

Total liabilities	22,378	22,807

Redeemable noncontrolling interests in equity of consolidated subsidiaries	524	531

EQUITY
Community Health Systems, Inc. stockholders’ equity:
Preferred stock, $.01 par value per share, 100,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value per share, 300,000,000 shares authorized; 119,095,425 shares issued and 118,119,876 shares outstanding at June 30, 2015, and 117,701,087 shares issued and 116,725,538 shares outstanding at December 31, 2014	1	1
Additional paid-in capital	2,105	2,095
Treasury stock, at cost, 975,549 shares at June 30, 2015 and December 31, 2014	(7)	(7)
Accumulated other comprehensive loss	(64)	(63)
Retained earnings	2,166	1,977

Total Community Health Systems, Inc. stockholders’ equity	4,201	4,003
Noncontrolling interests in equity of consolidated subsidiaries	83	80

Total equity	4,284	4,083

Total liabilities and equity	$27,186	$27,421

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$232	$(27)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	588	617
Government settlement and related costs	1	-
Stock-based compensation expense	30	22
Loss on sale, net	1	-
Impairment of long-lived assets and hospitals sold or held for sale	8	46
Loss from early extinguishment of debt	16	73
Excess tax benefit relating to stock-based compensation	-	(3)
Other non-cash expenses, net	(1)	19
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Patient accounts receivable	(88)	(166)
Supplies, prepaid expenses and other current assets	(30)	38
Accounts payable, accrued liabilities and income taxes	(238)	(55)
Other	(15)	(50)

Net cash provided by operating activities	504	514

Cash flows from investing activities:
Acquisitions of facilities and other related equipment	(27)	(3,041)
Purchases of property and equipment	(474)	(361)
Proceeds from disposition of hospitals and other ancillary operations	62	12
Proceeds from sale of property and equipment	11	3
Purchases of available-for-sale securities	(90)	(137)
Proceeds from sales of available-for-sale securities	86	123
Increase in other investments	(80)	(251)

Net cash used in investing activities	(512)	(3,652)

Cash flows from financing activities:
Proceeds from exercise of stock options	22	14
Repurchase of restricted stock shares for payroll tax withholding requirements	(20)	(11)
Deferred financing costs and other debt-related costs	(30)	(269)
Excess tax benefit relating to stock-based compensation	-	3
Proceeds from noncontrolling investors in joint ventures	-	10
Redemption of noncontrolling investments in joint ventures	(14)	(6)
Distributions to noncontrolling investors in joint ventures	(48)	(44)
Borrowings under credit agreements	2,385	7,488
Issuance of long-term debt	-	4,000
Proceeds from receivables facility	91	133
Repayments of long-term indebtedness	(2,522)	(8,164)

Net cash (used in) provided by financing activities	(136)	3,154

Net change in cash and cash equivalents	(144)	16
Cash and cash equivalents at beginning of period	509	373

Cash and cash equivalents at end of period	$365	$389

Supplemental disclosure of cash flow information:
Interest payments	$(459)	$(352)

Income tax (payments) refunds, net	$(9)	$73

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The unaudited condensed consolidated financial statements of Community Health Systems, Inc. (the “Parent” or “Parent Company”) and its subsidiaries (the “Company”) as of June 30, 2015 and December 31, 2014 and for the three-month and six-month periods ended June 30, 2015 and 2014, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. All intercompany transactions and balances have been eliminated. The results of Health Management Associates, Inc. (“HMA”) are included from January 27, 2014, the date of the HMA merger. The results of operations for the three and six months ended June 30, 2015, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2015. Certain information and disclosures normally included in the notes to condensed consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission (the “SEC”). The Company believes the disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2014, contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 25, 2015 (“2014 Form 10-K”).

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

During the six months ended June 30, 2014, the Company made the decision to sell several smaller hospitals and entered into definitive agreements to sell two hospitals. Subsequent to June 30, 2014, the Company made the decision to sell one additional hospital (which was subsequently sold during the six months ended June 30, 2015), which was reported as discontinued operations at December 31, 2014. The condensed consolidated statements of income for the three and six months ended June 30, 2014 has been restated to reclassify the results of operations for this hospital that was owned in 2014 to discontinued operations.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Operating revenues, net of contractual allowances and discounts (but before the provision for bad debts), recognized during the three and six months ended June 30, 2015 and 2014, were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Medicare	$1,383	$1,367	$2,782	$2,628
Medicaid	616	585	1,202	1,044
Managed Care and other third-party payors	2,947	2,859	5,892	5,309
Self-pay	668	697	1,384	1,402

Total	$5,614	$5,508	$11,260	$10,383

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

The Company recognized approximately $55 million and $84 million for the three months ended June 30, 2015 and 2014, respectively, and $81 million and $124 million for the six months ended June 30, 2015 and 2014, respectively, of incentive reimbursement for HITECH incentives from Medicare and Medicaid related to certain of the Company’s hospitals and for certain of the Company’s employed physicians that have demonstrated meaningful use of certified EHR technology or have completed attestations to their adoption or implementation of certified EHR technology. These incentive reimbursements are presented as a reduction of operating costs and expenses on the condensed consolidated statements of income. The Company received cash related to the incentive reimbursement for HITECH incentives of approximately $10 million and $25 million for the three months ended June 30, 2015 and 2014, respectively, and $65 million and $87 million for the six months ended June 30, 2015 and 2014, respectively. The Company recorded $21 million and $15 million as deferred revenue in connection with the receipt of these cash payments at June 30, 2015 and 2014, respectively, as all criteria for gain recognition had not been met.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

New Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, which outlines a single comprehensive model for recognizing revenue and supersedes most existing revenue recognition guidance, including guidance specific to the healthcare industry. This ASU provides companies the option of applying a full or modified retrospective approach upon adoption. This ASU is effective for fiscal years beginning after December 15, 2016. However, the FASB recently issued a proposed ASU that would defer the effective date by one year, with early adoption permitted for annual periods beginning after December 15, 2016. Assuming final issuance of this ASU, the Company expects to adopt this ASU on January 1, 2018 and is currently evaluating its plan for adoption and the impact on its revenue recognition policies, procedures and control framework and the resulting impact on its consolidated financial position, results of operations and cash flows.

In April 2015, the FASB issued ASU 2015-03, which requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with the accounting for debt discounts. The ASU did not change the measurement or recognition guidance for debt issuance costs. This ASU is effective for fiscal years beginning after December 31, 2015, with early adoption permitted. The Company plans to adopt this ASU on January 1, 2016, and does not anticipate that such adoption will have a material effect on its consolidated financial position, results of operations, or cash flows.

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

The 2009 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the IRC and for the grant of stock options which do not so qualify, stock appreciation rights, restricted stock, restricted stock units, performance-based shares or units and other share awards. Persons eligible to receive grants under the 2009 Plan include the Company’s directors, officers, employees and consultants. To date, all options granted under the 2009 Plan have been “nonqualified” stock options for tax purposes. Generally, vesting of these granted options occurs in one-third increments on each of the first three anniversaries of the award date. Options granted in 2011 or later have a 10-year contractual term. As of June 30, 2015, 3,213,443 shares of unissued common stock were reserved for future grants under the 2009 Plan.

The exercise price of all options granted under the 2000 Plan and the 2009 Plan has been equal to the fair value of the Company’s common stock on the option grant date.

The following table reflects the impact of total compensation expense related to stock-based equity plans on the reported operating results for the respective periods (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Effect on income from continuing operations before income taxes	$(15)	$(12)	$(30)	$(22)

Effect on net income	$(9)	$(8)	$(17)	$(14)

At June 30, 2015, $88 million of unrecognized stock-based compensation expense related to outstanding unvested restricted stock and restricted stock units (the terms of which are summarized below) was expected to be recognized over a weighted-average period of 26 months. There is no expense to be recognized related to stock options. There were no modifications to awards during the three or six months ended June 30, 2015 and 2014.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Options outstanding and exercisable under the 2000 Plan and the 2009 Plan as of June 30, 2015, and changes during each of the three-month periods following December 31, 2014, were as follows (in millions, except share and per share data):

			Weighted-	Aggregate
			Average	Intrinsic
		Weighted-	Remaining	Value as of
		Average	Contractual	June 30,
	Shares	Exercise Price	Term	2015
Outstanding at December 31, 2014	1,953,727	$32.94
Granted	-	-
Exercised	(452,959)	38.77
Forfeited and cancelled	-	-

Outstanding at March 31, 2015	1,500,768	31.18
Granted	-	-
Exercised	(128,270)	34.01
Forfeited and cancelled	(1,000)	32.28

Outstanding at June 30, 2015	1,371,498	$30.92	4.5 years	$44

Exercisable at June 30, 2015	1,370,496	$30.92	4.5 years	$44

No stock options were granted during the three or six months ended June 30, 2015 and 2014. The aggregate intrinsic value (the number of in-the-money stock options multiplied by the difference between the Company’s closing stock price on the last trading day of the reporting period ($62.97) and the exercise price of the respective stock options) in the table above represents the amount that would have been received by the option holders had all option holders exercised their options on June 30, 2015. This amount changes based on the market value of the Company’s common stock. The aggregate intrinsic value of options exercised during the three months ended June 30, 2015 and 2014 was $2 million and $1 million, respectively. The aggregate intrinsic value of options exercised during the six months ended June 30, 2015 and 2014 was $7 million and $3 million, respectively. The aggregate intrinsic value of options vested and expected to vest approximates that of the outstanding options.

The Company has also awarded restricted stock under the 2000 Plan and the 2009 Plan to its directors and employees of certain subsidiaries. The restrictions on these shares generally lapse in one-third increments on each of the first three anniversaries of the award date. Certain of the restricted stock awards granted to the Company’s senior executives contain a performance objective that must be met in addition to any time-based vesting requirements. If the performance objective is not attained, the awards will be forfeited in their entirety. Once the performance objective has been attained, restrictions will lapse in one-third increments on each of the first three anniversaries of the award date. In addition, 835,000 restricted stock awards granted March 1, 2014 have a performance objective that is measured based on the realization of synergies related to the HMA merger over a two-year period that began on February 1, 2014. The performance objective could be met in part in the first year or in whole or in part over such two-year period. Depending on the degree of attainment of the performance objective, restrictions may lapse on a portion of the award grant over the first three anniversaries of the award date at a level dependent upon the amount of synergies realized. If the synergies related to the HMA merger did not reach a certain level, then the awards would have been forfeited in their entirety. Based on the synergy levels attained in the first annual measurement period ended on January 31, 2015, the performance objective for the first measurement period was met, and one-third of the awards vested on March 1, 2015. Notwithstanding the above-mentioned performance objectives and vesting requirements, the restrictions with respect to restricted stock granted under the 2000 Plan and the 2009 Plan will lapse earlier in the event of death, disability or termination of employment by the Company for any reason other than for cause of the holder of the restricted stock, or change in control of the Company. Restricted stock awards subject to performance standards that have not yet been satisfied are not considered outstanding for purposes of determining earnings per share until the performance objectives have been satisfied.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Restricted stock outstanding under the 2000 Plan and the 2009 Plan as of June 30, 2015, and changes during each of the three-month periods following December 31, 2014, were as follows:

		Weighted-
		Average Grant
	Shares	Date Fair Value
Unvested at December 31, 2014	2,760,639	$39.82
Granted	1,223,500	47.72
Vested	(1,115,006)	37.45
Forfeited	-	-

Unvested at March 31, 2015	2,869,133	44.11
Granted	-	-
Vested	(12,351)	35.21
Forfeited	(13,334)	41.32

Unvested at June 30, 2015	2,843,448	44.16

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

RSUs outstanding under the 2000 Plan and the 2009 Plan as of June 30, 2015, and changes during each of the three-month periods following December 31, 2014, were as follows:

		Weighted-
		Average Grant
	Shares	Date Fair Value
Unvested at December 31, 2014	49,362	$36.07
Granted	21,024	47.70
Vested	(27,708)	31.76
Forfeited	-	-

Unvested at March 31, 2015	42,678	44.59
Granted	-	-
Vested	-	-
Forfeited	-	-

Unvested at June 30, 2015	42,678	44.59

3.  COST OF REVENUE

Substantially all of the Company’s operating costs and expenses are “cost of revenue” items. Operating costs that could be classified as general and administrative by the Company would include the Company’s corporate office costs at its Franklin, Tennessee office and Naples, Florida office, (which was the headquarters of HMA prior to the closing of the HMA merger), which collectively were $47 million and $89 million for the three months ended June 30, 2015 and 2014, respectively, and $124 million and $166 million for the six months ended June 30, 2015 and 2014, respectively. During the three and six months ended June 30, 2015, corporate office costs from the Naples, Florida office were lower than the three and six months ended June 30, 2014 due to the integration of the HMA corporate functions. Included in these corporate office costs is stock-based compensation of $15 million and $12 million for the three months ended June 30, 2015 and 2014, respectively, and $30 million and $22 million for the six months ended June 30, 2015 and 2014, respectively.

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

Excluding acquisition and integration expenses related to the acquisition of HMA, approximately $2 million and $6 million of acquisition costs related to prospective and closed acquisitions were expensed during the three months ended June 30, 2015 and 2014, respectively, and $5 million and $8 million during the six months ended June 30, 2015 and 2014, respectively, and are included in other operating expenses on the condensed consolidated statements of income. During the six months ended June 30, 2015, approximately $1 million of acquisition and integration expenses related to the HMA merger were recognized, and approximately $22 million and $78 million of acquisition and related integration expense related to the HMA acquisition were recognized during the three and six months ended June 30, 2014, respectively.

Effective November 1, 2014, the Company entered into and closed on a restructuring agreement related to the joint venture between an affiliate of the Company and an affiliate of Novant Health, Inc. (“Novant”), the non-profit joint venture partner. Through this joint venture, Novant owned an indirect noncontrolling interest in Lake Norman Regional Medical Center (“Lake Norman”), one of the former HMA hospitals. The HMA merger triggered a change in control provision in the operating agreement of this joint venture, requiring the Company to purchase the 30% noncontrolling interest in Lake Norman held by Novant for the higher of fair value or $150 million. As part of the restructuring agreement, on November 3, 2014, the Company paid Novant (1) $150 million for its 30% noncontrolling interest in Lake Norman, (2) approximately $4 million to acquire Upstate Carolina Medical Center (125 licensed beds) in Gaffney, South Carolina, and (3) approximately $5 million to settle prior claims with Novant. The amounts paid to Novant to acquire the noncontrolling interest in Lake Norman and to settle prior claims were recognized as part of the opening balance sheet in the purchase accounting for HMA. Based upon our preliminary purchase price allocation relating to this acquisition as of June 30, 2015, no goodwill has been recorded related to the acquisition of Upstate Carolina Medical Center. The preliminary allocation of the purchase price has been determined by us based on available information and is subject to settling amounts related to purchased working capital and final appraisals of tangible and intangible assets. Adjustments to the purchase price allocation are not expected to be material.

On October 1, 2014, one or more subsidiaries of the Company completed the acquisition of Natchez Regional Medical Center (179 licensed beds) in Natchez, Mississippi. The total cash consideration paid at closing for long-lived assets was $10 million. As part of the closing, the Company also paid $8 million as a prepayment for future property taxes that will be applied to the tax liability for the next 17 years. Based upon our preliminary purchase price allocation relating to this acquisition as of June 30, 2015, no goodwill has been recorded. The preliminary allocation of the purchase price has been determined by us based on available information and is subject to settling amounts related to purchased working capital and final appraisals of tangible and intangible assets. Adjustments to the purchase price allocation are not expected to be material.

Effective April 1, 2014, one or more subsidiaries of the Company completed the acquisition of Sharon Regional Health System in Sharon, Pennsylvania. This healthcare system includes Sharon Regional (258 licensed beds) and other outpatient and ancillary services. The total cash consideration paid for long-lived assets and working capital was approximately $67 million and $1 million, respectively, with additional consideration of $9 million assumed in liabilities, for a total consideration of $77 million. Based upon the Company’s purchase price allocation relating to this acquisition as of June 30, 2015, approximately $8 million of goodwill has been recorded.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Effective April 1, 2014, one or more subsidiaries of the Company completed the acquisition of a 95% interest in Munroe Regional Medical Center (421 licensed beds) in Ocala, Florida and its other outpatient and ancillary services through a joint venture arrangement with an affiliate of a regional not-for-profit healthcare system, which acquired the remaining 5% interest. The total cash consideration paid for long-lived assets plus prepaid rent on the leased property and working capital was approximately $192 million and $4 million, respectively, with additional consideration of $11 million assumed in liabilities, for a total consideration of $207 million. The value of the noncontrolling interest at acquisition was $10 million. Based upon the Company’s purchase price allocation relating to this acquisition as of June 30, 2015, approximately $11 million of goodwill has been recorded.

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

The total consideration of the HMA merger has been allocated to the assets acquired and liabilities assumed based upon their respective fair values, resulting in approximately $4.5 billion of goodwill resulting from the final purchase price allocation at December 31, 2014. The purchase price represented a premium over the fair value of the net tangible and identifiable intangible assets acquired for reasons such as:

•	the expansion of the number of markets in which the Company operates in existing states;

•	the extension and strengthening of the Company’s hospital and physician networks;

•	the centralization of many support functions; and

•	the elimination of duplicate corporate functions.

Other Acquisitions

During the six months ended June 30, 2015, the Company paid approximately $21 million to acquire the operating assets and related businesses of certain physician practices, clinics and other ancillary businesses that operate within the communities served by the Company’s affiliated hospitals. In connection with these acquisitions, during 2015, the Company allocated approximately $12 million of the consideration paid to property and equipment and net working capital and the remainder, approximately $9 million consisting of intangible assets that do not qualify for separate recognition, to goodwill.

Discontinued Operations

In April 2014, FASB issued ASU 2014-08, which changes the requirements for reporting discontinued operations. A discontinued operation continues to include a component of an entity or a group of components of an entity, or a business activity. However, in a shift reflecting stakeholder concerns that too many disposals of small groups of assets that are recurring in nature qualified for reporting as discontinued operations, a disposal of a component of an entity or a group of components of an entity will be required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. A business or nonprofit activity that, on acquisition, meets the criteria to be classified as held for sale will still be a discontinued operation. Additional disclosures will be required for significant components of the entity that are disposed of or are held for sale but do not qualify as discontinued operations. This ASU is effective for fiscal years beginning after December 15, 2014 and is to be applied on a prospective basis for disposals or components initially classified as held for sale after that date. The Company adopted this ASU on January 1, 2015 and the adoption did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows as of and for the three and six months ended June 30, 2015. The financial results for divestitures or hospitals held for sale at December 31, 2014, prior to the Company’s adoption of ASU 2014-08, are summarized below.

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

Effective April 1, 2015, one or more subsidiaries of the Company sold Chesterfield General Hospital (59 licensed beds) in Cheraw, South Carolina and Marlboro Park Hospital (102 licensed beds) in Bennettsville, South Carolina and related outpatient services to M/C Healthcare, LLC for approximately $4 million in cash.

During the three months ended June 30, 2015, one or more subsidiaries of the Company finalized an agreement to terminate the lease and cease operations of Fallbrook Hospital (47 licensed beds) in Fallbrook, California. In agreeing to terminate the lease, the Company received approximately $3 million in cash from the Fallbrook Healthcare District, as the landlord, as consideration for certain operating assets of the hospital.

During the year ended December 31, 2014, the Company made the decision to sell and began actively marketing several smaller hospitals, which are classified as held for sale at June 30, 2015. In addition, HMA entered into a definitive agreement to sell Williamson Memorial Hospital (76 licensed beds) located in Williamson, West Virginia prior to the HMA merger, and the Company has continued the effort to divest this facility. In connection with management’s decision to sell these facilities and the sale of the seven hospitals noted above during 2015 (each of which was held for sale at December 31, 2014), the Company has classified the results of operations of the above mentioned hospitals as discontinued operations in the accompanying condensed consolidated statements of income, and classified these hospitals as held for sale in the accompanying condensed consolidated balance sheet.

Net operating revenues and loss from discontinued operations for the respective periods are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net operating revenues	$17	$114	$73	$203

Loss from operations of entities sold or held for sale before income taxes	(10)	(2)	(27)	(6)
Impairment of hospitals sold or held for sale	-	(5)	(2)	(29)
Loss on sale, net	-	-	(1)	-

Loss from discontinued operations, before taxes	(10)	(7)	(30)	(35)
Income tax benefit	(4)	(1)	(10)	(7)

Loss from discontinued operations, net of taxes	$(6)	$(6)	$(20)	$(28)

Interest expense was allocated to discontinued operations based on sale proceeds available for debt repayment.

During the three months ended June 30, 2015, the Company entered into definitive agreements to terminate the lease with the lessor and to sell the related assets of Payson Regional Medical Center (44 licensed beds) in Payson, Arizona to Banner Health for approximately $20 million in cash. The lease termination and sale closed effective July 31, 2015. Pursuant to the Company’s adoption of ASU 2014-08, this divestiture does not meet the requirement for presentation in discontinued operations. Income from continuing operations for the three and six months ended June 30, 2015 includes an impairment charge of approximately $6 million related to the write-off of the allocated reporting unit goodwill for this hospital.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

6.  INCOME TAXES

The total amount of unrecognized benefit that would affect the effective tax rate, if recognized, was approximately $5 million as of June 30, 2015. A total of approximately $2 million of interest and penalties is included in the amount of the liability for uncertain tax positions at June 30, 2015. It is the Company’s policy to recognize interest and penalties related to unrecognized benefits in its condensed consolidated statements of income as income tax expense.

It is possible the amount of unrecognized tax benefit could change in the next 12 months as a result of a lapse of the statute of limitations and settlements with taxing authorities; however, the Company does not anticipate the change will have a material impact on the Company’s consolidated results of operations or consolidated financial position.

The Company, or one of its subsidiaries, files income tax returns in the United States federal jurisdiction and various state jurisdictions. The Company has extended the federal statute of limitations through December 31, 2015 for Triad Hospitals, Inc. for the tax periods ended December 31, 1999, December 31, 2000, April 30, 2001, June 30, 2001, December 31, 2001, December 31, 2002, December 31, 2003, December 31, 2004, December 31, 2005, December 31, 2006 and July 25, 2007. With few exceptions, the Company is no longer subject to state income tax examinations for years prior to 2011. The Company’s federal income tax returns for the 2009 and 2010 tax years are currently under examination by the Internal Revenue Service. The Company believes the results of these examinations will not be material to its consolidated results of operations or consolidated financial position. The Company has extended the federal statute of limitations through June 30, 2016 for Community Health Systems, Inc. for the tax periods ended December 31, 2007, 2008, 2009 and 2010, and through September 6, 2016 for the tax period ended December 31, 2011.

The Company’s effective tax rates were 34.6% and 30.1% for the three months ended June 30, 2015 and 2014, respectively, and 34.0% and 103.6% for the six months ended June 30, 2015 and 2014, respectively. The increase in the Company’s effective tax rate for the three months ended June 30, 2015, when compared to the three months ended June 30, 2014, is primarily related to a disproportionate increase in income from continuing operations before income taxes, when compared to the decrease in net income attributable to noncontrolling interests for those same periods, which is not tax affected in the Company’s consolidated financial statements. The decrease in the Company’s effective tax rate for the six months ended June 30, 2015, when compared to the six months ended June 30, 2014, is primarily related to a disproportionate substantial increase in income from continuing operations before income taxes, when compared to a nominal change in net income attributable to noncontrolling interests for those same periods, which is not tax affected in the Company’s consolidated financial statements. Including the expense related to income attributable to noncontrolling interests, the effective tax rate for the six months ended June 30, 2015 and 2014 would have been 38.3% and 35.6%, respectively.

Cash paid for income taxes, net of refunds received, resulted in net cash paid of $8 million and $6 million during the three months ended June 30, 2015 and 2014, respectively, and net cash paid of $9 million and a net cash refund of $73 million during the six months ended June 30, 2015 and 2014, respectively.

7.  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2015 are as follows (in millions):

Balance as of December 31, 2014	$8,951
Goodwill acquired as part of acquisitions during current year	10
Consideration and purchase price allocation adjustments for prior year’s acquisitions and other adjustments	1
Impairment of goodwill allocated to hospitals held for sale	(6)

Balance as of June 30, 2015	$8,956

Goodwill is allocated to each identified reporting unit, which is defined as an operating segment or one level below the operating segment (referred to as a component of the entity). Management has determined that the Company’s operating segments and hospital management services operations meet the criteria to be classified as reporting units. At June 30, 2015, the hospital operations reporting unit, the home care agency operations reporting unit and the hospital management services reporting unit had approximately $8.9 billion, $44 million and $33 million, respectively, of goodwill.

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

Intangible Assets

No intangible assets other than goodwill were acquired during the six months ended June 30, 2015. The gross carrying amount of the Company’s other intangible assets subject to amortization was $76 million at both June 30, 2015 and December 31, 2014, and the net carrying amount was $32 million at June 30, 2015 and $39 million at December 31, 2014. The carrying amount of the Company’s other intangible assets not subject to amortization was $129 million and $131 million at June 30, 2015 and December 31, 2014, respectively. Other intangible assets are included in other assets, net on the Company’s condensed consolidated balance sheets. Substantially all of the Company’s intangible assets are contract-based intangible assets related to operating licenses, management contracts, or non-compete agreements entered into in connection with prior acquisitions.

The weighted-average remaining amortization period for the intangible assets subject to amortization is approximately four years. There are no expected residual values related to these intangible assets. Amortization expense on these intangible assets was $4 million and $3 million during the three months ended June 30, 2015 and 2014, respectively, and $7 million and $4 million during the six months ended June 30, 2015 and 2014, respectively. Amortization expense on intangible assets is estimated to be $7 million for the remainder of 2015, $13 million in 2016, $3 million in 2017, $2 million in 2018, $2 million in 2019, $2 million in 2020 and $3 million thereafter.

The gross carrying amount of capitalized software for internal use was approximately $1.4 billion and $1.5 billion at June 30, 2015 and December 31, 2014, respectively, and the net carrying amount considering accumulated amortization was approximately $761 million and $790 million at June 30, 2015 and December 31, 2014, respectively. The estimated amortization period for capitalized internal-use software is generally three years, except for capitalized costs related to significant system conversions, which is generally eight to ten years. There is no expected residual value for capitalized internal-use software. At June 30, 2015, there was approximately $29 million of capitalized costs for internal-use software that is currently in the development stage and will begin amortization once the software project is complete and ready for its intended use. Amortization expense on capitalized internal-use software was $53 million and $78 million during the three months ended June 30, 2015 and 2014, respectively, and $106 million and $161 million during the six months ended June 30, 2015 and 2014, respectively. Amortization expense on capitalized internal-use software is estimated to be $106 million for the remainder of 2015, $204 million in 2016, $131 million in 2017, $75 million in 2018, $63 million in 2019, $59 million in 2020 and $123 million thereafter.

In connection with the HMA merger, the Company further analyzed its intangible assets related to internal-use software used in certain of its hospitals for patient and clinical systems, including software required to meet criteria for meaningful use attestation and ICD-10 compliance. This analysis resulted in management reassessing its usage of certain software products and rationalizing that, with the addition of the HMA hospitals in the first quarter of 2014, those software applications were going to be discontinued and replaced with new applications that better integrate meaningful use and ICD-10 compliance, are more cost effective and can be implemented at a greater efficiency of scale over future implementations. During the three months ended June 30, 2014, the Company recorded the acceleration of amortization of approximately $33 million related to shortening the remaining useful life of software abandoned by July 1, 2014. During the six months ended June 30, 2014, the Company recorded an impairment charge of approximately $24 million related to software in-process that was abandoned at June 30, 2014 and the acceleration of amortization of approximately $75 million related to shortening the remaining useful life of software abandoned by July 1, 2014.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

8.  EARNINGS PER SHARE

The following table sets forth the components of the numerator and denominator for the computation of basic and diluted earnings per share for income (loss) from continuing operations, discontinued operations and net income attributable to Community Health Systems, Inc. common stockholders (in millions, except share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Numerator:
Income from continuing operations, net of taxes	$140	$76	$252	$1
Less: Income from continuing operations attributable to noncontrolling interests, net of taxes	23	28	43	43

Income (loss) from continuing operations attributable to Community Health Systems, Inc. common stockholders — basic and diluted	$117	$48	$209	$(42)

Loss from discontinued operations, net of taxes	$(6)	$(6)	$(20)	$(28)
Less: Loss from discontinued operations attributable to noncontrolling interests, net of taxes	-	-	-	-

Loss from discontinued operations attributable to Community Health Systems, Inc. common stockholders — basic and diluted	$(6)	$(6)	$(20)	$(28)

Denominator:
Weighted-average number of shares outstanding — basic	115,194,899	112,598,899	114,809,386	109,617,014
Effect of dilutive securities:
Restricted stock awards	441,351	267,529	311,236	-
Employee stock options	453,661	596,766	453,160	-
Other equity-based awards	10,506	10,975	7,105	-

Weighted-average number of shares outstanding — diluted	116,100,417	113,474,169	115,580,887	109,617,014

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Dilutive securities outstanding not included in the computation of earnings per share because their effect is antidilutive:
Employee stock options and restricted stock awards	-	-	-	945,500

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

9.  STOCKHOLDERS’ EQUITY

Authorized capital shares of the Company include 400,000,000 shares of capital stock consisting of 300,000,000 shares of common stock and 100,000,000 shares of preferred stock. Each of the aforementioned classes of capital stock has a par value of $0.01 per share. Shares of preferred stock, none of which were outstanding as of June 30, 2015, may be issued in one or more series having such rights, preferences and other provisions as determined by the Board of Directors without approval by the holders of common stock.

On December 10, 2014, the Company adopted a new open market repurchase program for up to 5,000,000 shares of the Company’s common stock, not to exceed $150 million in repurchases. The repurchase program will expire at the earliest of three years from the commencement date, when the maximum number of shares has been repurchased, or when the maximum dollar amount of repurchases has been expended. During the six months ended June 30, 2015, the Company did not repurchase and retire any shares under this program.

With the exception of a cash dividend of $0.25 per share paid by the Company in December 2012, historically, the Company has not paid any cash dividends. Subject to certain exceptions, the Company’s Credit Facility limits the Company’s ability to pay dividends and/or repurchase stock to an amount not to exceed $200 million in the aggregate plus an additional $25 million in any particular year plus the aggregate amount of proceeds from the exercise of stock options. The indentures governing the senior and senior secured notes also limit the Company’s ability to pay dividends and/or repurchase stock. As of June 30, 2015, under the most restrictive test under these agreements (and subject to certain exceptions), the Company has approximately $465 million remaining available with which to pay permitted dividends and/or repurchase shares of stock or its senior and senior secured notes.

The following schedule presents the reconciliation of the carrying amount of total equity, equity attributable to the Company, and equity attributable to the noncontrolling interests for the six-month period ended June 30, 2015 (in millions):

		Community Health Systems, Inc. Stockholders
	Redeemable Noncontrolling Interest	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total Stockholders’ Equity
Balance, December 31, 2014	$531	$1	$2,095	$(7)	$(63)	$1,977	$80	$4,083
Comprehensive income	33	-	-	-	(1)	189	10	198
Distributions to noncontrolling interests, net of contributions	(34)	-	-	-	-	-	(14)	(14)
Purchase of subsidiary shares from noncontrolling interests	(5)	-	(14)	-	-	-	6	(8)
Disposition of less-than-wholly owned hospital	(8)	-	-	-	-	-	-	-
Other reclassifications of noncontrolling interests	(1)	-	-	-	-	-	1	1
Adjustment to redemption value of redeemable noncontrolling interests	8	-	(8)	-	-	-	-	(8)
Issuance of common stock in connection with the exercise of stock options	-	-	22	-	-	-	-	22
Cancellation of restricted stock for tax withholdings on vested shares	-	-	(20)	-	-	-	-	(20)
Share-based compensation	-	-	30	-	-	-	-	30

Balance, June 30, 2015	$524	$1	$2,105	$(7)	$(64)	$2,166	$83	$4,284

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following schedule discloses the effects of changes in the Company’s ownership interest in its less-than-wholly-owned subsidiaries on Community Health Systems, Inc. stockholders’ equity (in millions):

Six Months Ended
June 30, 2015
Net income attributable to Community Health Systems, Inc. stockholders	$189
Transfers to the noncontrolling interests:
Net decrease in Community Health Systems, Inc. paid-in capital for purchase of subsidiary partnership interests	(14)

Net transfers to the noncontrolling interests	(14)

Change to Community Health Systems, Inc. stockholders’ equity from net income attributable to Community Health Systems, Inc. stockholders and transfers to noncontrolling interests	$175

10.  EQUITY INVESTMENTS

As of June 30, 2015, the Company owned equity interests of 27.5% in four hospitals in Las Vegas, Nevada, and 26.1% in one hospital in Las Vegas, Nevada, in which Universal Health Systems, Inc. owns the majority interest, and an equity interest of 38.0% in three hospitals in Macon, Georgia, in which HCA Holdings Inc. owns the majority interest.

Summarized combined financial information for these unconsolidated entities in which the Company owns an equity interest is as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues	$371	$339	$747	$672
Operating costs and expenses	317	297	633	591
Income from continuing operations before taxes	54	42	114	81

The summarized financial information was derived from the unaudited financial information provided to the Company by those unconsolidated entities.

In March 2005, the Company began purchasing items, primarily medical supplies, medical equipment and pharmaceuticals, under an agreement with HealthTrust Purchasing Group, L.P. (“HealthTrust”), a group purchasing organization in which the Company is a noncontrolling partner. As part of the HMA merger, the Company acquired HMA’s ownership in HealthTrust. As of June 30, 2015, the Company had a 25.1% ownership interest in HealthTrust.

The Company’s investment in all of its unconsolidated affiliates was $487 million and $470 million at June 30, 2015 and December 31, 2014, respectively, and is included in other assets, net in the accompanying condensed consolidated balance sheets. Included in the Company’s results of operations is the Company’s equity in pre-tax earnings from all of its investments in unconsolidated affiliates, which was $21 million and $12 million for the three months ended June 30, 2015 and 2014, respectively, and $39 million and $22 million for the six months ended June 30, 2015 and 2014, respectively.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

11.  LONG-TERM DEBT

Long-term debt consists of the following (in millions):

	June 30,	December 31,
	2015	2014
Credit Facility:
Term A Loan	$900	$950
Term D Loan	-	4,555
Term E Loan	-	1,660
Term F Loan	1,696	-
Term G Loan	1,600	-
Term H Loan	2,944	-
Revolving credit loans	-	-
8% Senior Notes due 2019	2,016	2,018
7 1⁄8% Senior Notes due 2020	1,200	1,200
5 1⁄8% Senior Secured Notes due 2018	1,600	1,600
5 1⁄8% Senior Secured Notes due 2021	1,000	1,000
6 7⁄8% Senior Notes due 2022	3,000	3,000
Receivables Facility	606	614
Capital lease obligations	202	228
Other	103	91

Total debt	16,867	16,916
Less current maturities	(246)	(235)

Total long-term debt	$16,621	$16,681

Credit Facility

The Company’s wholly-owned subsidiary, CHS, has senior secured financing under a credit facility with a syndicate of financial institutions led by Credit Suisse, as administrative agent and collateral agent. In connection with the HMA merger, the Company and CHS entered into a third amendment and restatement of its credit facility (the “Credit Facility”), providing for additional financing and recapitalization of certain of the Company’s term loans, including (i) the replacement of the revolving credit facility with a new $1.0 billion revolving facility maturing in 2019 (the “Revolving Facility”), (ii) the addition of a new $1.0 billion Term A facility due 2019 (the “Term A Facility”), (iii) a Term D facility in an aggregate principal amount equal to approximately $4.6 billion due 2021 (which included certain term C loans that were converted into such Term D facility (collectively, the “Term D Facility”)), (iv) the conversion of certain term C loans into Term E Loans and the borrowing of new Term E Loans in an aggregate principal amount of approximately $1.7 billion due 2017 and (v) the addition of flexibility commensurate with the Company’s post-acquisition structure. In addition to funding a portion of the consideration in connection with the HMA merger, some of the proceeds of the Term A Facility and Term D Facility were used to refinance the outstanding $637 million existing term A facility due 2016 and the $60 million of term B loans due 2014, respectively. The Revolving Facility includes a subfacility for letters of credit. On March 9, 2015, CHS entered into Amendment No. 1 and Incremental Term Loan Assumption Agreement to refinance the existing Term E Loans due 2017 into Term F Loans due 2018, in an original aggregated principal amount of $1.7 billion. On May 18, 2015, CHS entered into an Incremental Term Loan Assumption Agreement to provide for a new $1.6 billion incremental Term G facility and a new approximately $2.9 billion incremental Term H facility. The proceeds of the Term G facility and Term H facility were used to repay the Company’s existing Term D facility in full.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The loans under the Credit Facility bear interest on the outstanding unpaid principal amount at a rate equal to an applicable percentage plus, at CHS’ option, either (a) an Alternate Base Rate (as defined) determined by reference to the greater of (1) the Prime Rate (as defined) announced by Credit Suisse or (2) the Federal Funds Effective Rate (as defined) plus 0.50% or (3) the adjusted London Interbank Offered Rate (“LIBOR”) on such day for a three-month interest period commencing on the second business day after such day plus 1% or (b) LIBOR. Loans in respect of the Revolving Facility and the Term A Facility will accrue interest at a rate per annum initially equal to LIBOR plus 2.75%, in the case of LIBOR borrowings, and Alternate Base Rate plus 1.75%, in the case of Alternate Base Rate borrowings. In addition, the margin in respect of the Revolving Facility and the Term A Facility will be subject to adjustment determined by reference to a leverage-based pricing grid. Loans in respect of the Term F Facility will accrue interest at a rate per annum equal to LIBOR plus 3.25%, in the case of LIBOR borrowings, and Alternate Base Rate plus 2.25%, in the case of Alternate Base Rate Borrowings. The Term G Loan and Term H Loan will accrue interest at a rate per annum equal to LIBOR plus 2.75% and 3.00%, respectively, in the case of LIBOR borrowings, and Alternate Base Rate plus 1.75% and 2.00%, respectively, in the case of Alternate Base Rate Borrowings. The Term G Loan and the Term H Loan are subject to a 1.00% LIBOR floor and a 2.00% Alternate Base Rate floor.

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

The Credit Facility contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the Company’s and its subsidiaries’ ability, subject to certain exceptions, to, among other things (1) declare dividends, make distributions or redeem or repurchase capital stock, (2) prepay, redeem or repurchase other debt, (3) incur liens or grant negative pledges, (4) make loans and investments and enter into acquisitions and joint ventures, (5) incur additional indebtedness or provide certain guarantees, (6) make capital expenditures, (7) engage in mergers, acquisitions and asset sales, (8) conduct transactions with affiliates, (9) alter the nature of the Company’s businesses, (10) grant certain guarantees with respect to physician practices, (11) engage in sale and leaseback transactions or (12) change the Company’s fiscal year. The Company is also required to comply with specified financial covenants (consisting of a maximum secured net leverage ratio and an interest coverage ratio) and various affirmative covenants. The Company was in compliance with all such covenants at June 30, 2015.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

As of June 30, 2015, the availability for additional borrowings under the Credit Facility was approximately $1.0 billion pursuant to the Revolving Facility, of which $83 million was set aside for outstanding letters of credit. CHS has the ability to amend the Credit Facility to provide for one or more tranches of term loans or increases in the Revolving Facility in an aggregate principal amount of $1.5 billion, which CHS has not yet accessed. As of June 30, 2015, the weighted-average interest rate under the Credit Facility, excluding swaps, was 4.2%.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Receivables Facility

On March 21, 2012, CHS and certain of its subsidiaries entered into an accounts receivable loan agreement (the “Receivables Facility”) with a group of lenders and banks, Credit Agricolé Corporate and Investment Bank, as a managing agent and as the administrative agent, and The Bank of Nova Scotia, as a managing agent. On March 7, 2013, CHS and certain of its subsidiaries amended the Receivables Facility to add an additional managing agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd., to increase the size of the facility from $300 million to $500 million and to extend the scheduled termination date. Additional subsidiaries of the Company also agreed to participate in the Receivables Facility as of that date. On March 31, 2014, CHS and certain of its subsidiaries amended the Receivables Facility to increase the size of the facility from $500 million to $700 million and to extend the scheduled termination date. Additional subsidiaries of the Company also agreed to participate in the Receivables Facility as of that date. The existing and future non-self pay patient-related accounts receivable (the “Receivables”) for certain of the Company’s hospitals serves as collateral for the outstanding borrowings under the Receivables Facility. The interest rate on the borrowings is based on the commercial paper rate plus an applicable interest rate spread. Unless earlier terminated or subsequently extended pursuant to its terms, the Receivables Facility will expire on March 21, 2017, subject to customary termination events that could cause an early termination date. The Company maintains effective control over the Receivables because, pursuant to the terms of the Receivables Facility, the Receivables are sold from certain of the Company’s subsidiaries to CHS, which then sells or contributes the Receivables to a special-purpose entity that is wholly-owned by CHS. The wholly-owned special-purpose entity in turn grants security interests in the Receivables in exchange for borrowings obtained from the group of third-party lenders and banks of up to $700 million outstanding from time to time based on the availability of eligible Receivables and other customary factors. The group of third-party lenders and banks do not have recourse to the Company or its subsidiaries beyond the assets of the wholly-owned special-purpose entity that collateralizes the loan. The Receivables and other assets of the wholly-owned special-purpose entity will be available first and foremost to satisfy the claims of the creditors of such entity. The outstanding borrowings pursuant to the Receivables Facility at June 30, 2015 totaled $606 million and are classified as long-term debt on the condensed consolidated balance sheet. At June 30, 2015, the carrying amount of Receivables included in the Receivables Facility totaled approximately $1.3 billion and is included in patient accounts receivable on the condensed consolidated balance sheet.

The Company is in the process of transitioning all of its hospitals to the ICD-10 coding system, which is required of all healthcare providers covered by the Health Insurance Portability and Accountability Act (“HIPAA”). This transition involves a significant focus on our technology and information systems, as well as costs related to training of hospital employees and providers and corporate support staff involved with coding and billing. As noted in the Company’s risk factors in the 2014 Form 10-K, the potential for delay in billing and collection on patient receivables resulting from these changes or from new payment systems and processes implemented by third-party payors could have an adverse effect on the quality of receivables that serve as collateral under the Receivables Facility, resulting in a potential default or repayment of outstanding borrowings. Should such a repayment of borrowings under the Receivables Facility be required, the Company has availability, and expects that it will continue to have availability, under its Revolving Facility to provide sufficient financial resources and liquidity to fund the repayment.

Loss from Early Extinguishment of Debt

The financing transactions discussed above resulted in a loss from early extinguishment of debt of $9 million and an after-tax loss of $6 million for the three months ended June 30, 2015. No loss from the early extinguishment of debt was incurred during the three months ended June 30, 2014. Loss from the early extinguishment of debt was $16 million and $73 million for the six months ended June 30, 2015 and 2014, respectively, and an after-tax loss of $10 million and $45 million for the six months ended June 30, 2015 and 2014, respectively.

Other Debt

As of June 30, 2015, other debt consisted primarily of the mortgage obligation on the Company’s corporate headquarters and other obligations maturing in various installments through 2020.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

To limit the effect of changes in interest rates on a portion of the Company’s long-term borrowings, the Company is a party to seven separate interest swap agreements in effect at June 30, 2015, with an aggregate notional amount for currently effective swaps of $1.3 billion, and eight forward-starting swap agreements with an aggregate notional amount of $2.2 billion. On each of these swaps, the Company receives a variable rate of interest based on the three-month LIBOR in exchange for the payment of a fixed rate of interest. The Company currently pays, on a quarterly basis, interest on the Revolving Facility and the Term A Facility at a rate per annum equal to LIBOR plus 2.75%. Loans in respect of the Term F Facility accrue interest at a rate per annum equal to LIBOR plus 3.25%. The Term G Loan and Term H Loan accrue interest at a rate per annum equal to LIBOR plus 2.75% and 3.00%, in the case of LIBOR borrowings, respectively, and Alternate Base Rate plus 1.75% and 2.00%, respectively, in the case of Alternate Base Rate Borrowings. The Term G Loan and the Term H Loan are subject to a 1.00% LIBOR floor and a 2.00% Alternate Base Rate floor. See Note 12 for additional information regarding these swaps.

The Company paid interest of $159 million and $178 million on borrowings during the three months ended June 30, 2015 and 2014, respectively, and $459 million and $352 million on borrowings during the six months ended June 30, 2015 and 2014, respectively.

12.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments has been estimated by the Company using available market information as of June 30, 2015 and December 31, 2014, and valuation methodologies considered appropriate. The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange (in millions):

	June 30, 2015		December 31, 2014
	Carrying	Estimated Fair	Carrying	Estimated Fair
	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	$365	$365	$509	$509
Available-for-sale securities	282	282	280	280
Trading securities	58	58	55	55
Liabilities:
Contingent Value Right	4	4	6	6
Credit Facility	7,140	7,145	7,165	7,143
8% Senior Notes	2,016	2,107	2,018	2,139
7 1⁄8% Senior Notes	1,200	1,268	1,200	1,282
2018 Senior Secured Notes	1,600	1,642	1,600	1,655
2021 Senior Secured Notes	1,000	1,020	1,000	1,041
6 7⁄8% Senior Notes	3,000	3,173	3,000	3,194
Receivables Facility and other debt	709	709	705	705

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

The Company assesses the effectiveness of its hedge instruments on a quarterly basis. For the six months ended June 30, 2015 and 2014, the Company completed an assessment of the cash flow hedge instruments and determined the hedges to be highly effective. The Company has also determined that the ineffective portion of the hedges do not have a material effect on the Company’s consolidated financial position, operations or cash flows. The counterparties to the interest rate swap agreements expose the Company to credit risk in the event of nonperformance. However, at June 30, 2015, all of the swap agreements entered into by the Company were in a net liability position such that the Company would be required to make the net settlement payments to the counterparties; the Company does not anticipate nonperformance by those counterparties. The Company does not hold or issue derivative financial instruments for trading purposes.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Interest rate swaps consisted of the following at June 30, 2015:

Swap #	Notional Amount (in millions)	Fixed Interest Rate	Termination Date	Fair Value (in millions)
1	$300	3.447%	August 6, 2016	$10
2	100	3.401%	August 19, 2016	3
3	200	3.429%	August 19, 2016	6
4	200	3.500%	August 30, 2016	7
5	100	3.005%	November 30, 2016	3
6	200	2.055%	July 25, 2019	4
7	200	2.059%	July 25, 2019	4
8	400	1.882%	August 30, 2019	-	(1)
9	200	2.515%	August 30, 2019	5	(1)
10	200	2.613%	August 30, 2019	6	(2)
11	300	2.041%	August 30, 2020	-	(1)
12	300	2.738%	August 30, 2020	9	(1)
13	300	2.892%	August 30, 2020	11	(2)
14	300	2.363%	January 27, 2021	1	(3)
15	200	2.368%	January 27, 2021	1	(3)

(1) This interest rate swap becomes effective August 28, 2015.

(2) This interest rate swap becomes effective August 30, 2015.

(3) This interest rate swap becomes effective February 29, 2016.

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

Assuming no change in June 30, 2015 interest rates, approximately $57 million of interest expense resulting from the spread between the fixed and floating rates defined in each interest rate swap agreement will be recognized during the next 12 months. If interest rate swaps do not remain highly effective as a cash flow hedge, the derivatives’ gains or losses resulting from the change in fair value reported through OCI will be reclassified into earnings.

The following tabular disclosure provides the amount of pre-tax gain (loss) recognized as a component of OCI during the three and six months ended June 30, 2015 and 2014 (in millions):

	Amount of Pre-Tax Gain (Loss) Recognized in OCI (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest rate swaps	$3	$(19)	$(20)	$(22)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following tabular disclosure provides the location of the effective portion of the pre-tax loss reclassified from accumulated other comprehensive loss (“AOCL”) into interest expense on the condensed consolidated statements of income during the three and six months ended June 30, 2015 and 2014 (in millions):

	Amount of Pre-Tax Loss Reclassified from AOCL into Income
Location of Loss Reclassified from AOCL into Income	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest expense, net	$9	$18	$18	$36

The fair values of derivative instruments in the condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014 were as follows (in millions):

	Asset Derivatives				Liability Derivatives
	June 30, 2015		December 31, 2014		June 30, 2015		December 31, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments	Other assets, net	$-	Other assets, net	$-	Other long-term liabilities	$70	Other long-term liabilities	$68

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following table sets forth, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 (in millions):

	June 30, 2015	Level 1	Level 2	Level 3
Available-for-sale securities	$282	$157	$125	$-
Trading securities	58	58	-	-

Total assets	$340	$215	$125	$-

Contingent Value Right (CVR)	$4	$4	$-	$-
CVR-related liability	271	-	-	271
Fair value of interest rate swap agreements	70	-	70	-

Total liabilities	$345	$4	$70	$271

	December 31, 2014	Level 1	Level 2	Level 3
Available-for-sale securities	$280	$151	$129	$-
Trading securities	55	55	-	-

Total assets	$335	$206	$129	$-

Contingent Value Right (CVR)	$6	$6	$-	$-
CVR-related liability	265	-	-	265
Fair value of interest rate swap agreements	68	-	68	-

Total liabilities	$339	$6	$68	$265

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

Contingent Value Right (CVR)

The CVR represents the estimate of the fair value for the contingent consideration paid to HMA shareholders as part of the HMA merger. The CVR is listed on the NASDAQ and the valuation at June 30, 2015 is based on the quoted trading price for the CVR on the last day of the period. Changes in the estimated fair value of the CVR are recorded through the condensed consolidated statement of income.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

CVR-related Liability

The CVR-related legal liability represents the Company’s estimate of fair value at June 30, 2015 of the liability associated with the legal matters assumed in the HMA merger that were not previously accrued by HMA. In addition, a liability of $2 million was recorded at June 30, 2015 in accrued liabilities in the accompanying condensed consolidated balance sheet in respect of claims that were previously recorded by HMA as a probable contingency. To develop the estimate of fair value, the Company engaged an independent third-party valuation firm to measure the liability. The valuation was made utilizing the Company’s estimates of future outcomes for each legal case and simulating future outcomes based on the timing, probability and distribution of several scenarios using a Monte Carlo simulation model. Other inputs were then utilized for discounting the liability to the measurement date. The HMA legal matters underlying this fair value estimate were evaluated by management to determine the likelihood and impact of each of the potential outcomes. Using that information, as well as the potential correlation and variability associated with each case, a fair value was determined for the estimated future cash outflows to conclude or settle the HMA legal matters included in the analysis, excluding legal fees (which are expensed as incurred). Because of the unobservable nature of the majority of the inputs used to value the liability, the Company has classified the fair value measurement as a Level 3 measurement in the fair value hierarchy.

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

The Company incorporates CVAs to appropriately reflect both its own nonperformance or credit risk and the respective counterparty’s nonperformance or credit risk in the fair value measurements. In adjusting the fair value of its interest rate swap agreements for the effect of nonperformance or credit risk, the Company has considered the impact of any netting features included in the agreements. The CVA on the Company’s interest rate swap agreements at June 30, 2015 resulted in a decrease in the fair value of the related liability of $4 million and an after-tax adjustment of $3 million to OCI. The CVA on the Company’s interest rate swap agreements at December 31, 2014 resulted in a decrease in the fair value of the related liability of $4 million and an after-tax adjustment of $2 million to OCI.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The distribution between reportable segments of the Company’s net operating revenues and income (loss) from continuing operations before income taxes is summarized in the following tables (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net operating revenues:
Hospital operations	$4,830	$4,704	$9,687	$8,827
Corporate and all other	52	61	106	114

Total	$4,882	$4,765	$9,793	$8,941

Income (loss) from continuing operations before income taxes:
Hospital operations	$295	$224	$568	$262
Corporate and all other	(81)	(115)	(186)	(284)

Total	$214	$109	$382	$(22)

15.  OTHER COMPREHENSIVE INCOME

The following tables present information about items reclassified out of accumulated other comprehensive income (loss) by component for the three and six months ended June 30, 2015 and 2014 (in millions, net of tax):

	Change in Fair Value of Interest Rate Swaps	Change in Fair Value of Available for Sale Securities	Change in Unrecognized Pension Cost Components	Accumulated Other Comprehensive Income (Loss)
Balance as of March 31, 2015	$(52)	$8	$(26)	$(70)
Other comprehensive income (loss) before reclassifications	2	(2)	-	-
Amounts reclassified from accumulated other comprehensive income (loss)	6	-	-	6

Net current-period other comprehensive income	8	(2)	-	6

Balance as of June 30, 2015	$(44)	$6	$(26)	$(64)

	Change in Fair Value of Interest Rate Swaps	Change in Fair Value of Available for Sale Securities	Change in Unrecognized Pension Cost Components	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2014	$(43)	$7	$(27)	$(63)
Other comprehensive (loss) income before reclassifications	(13)	(1)	-	(14)
Amounts reclassified from accumulated other comprehensive income (loss)	12	-	1	13

Net current-period other comprehensive income	(1)	(1)	1	(1)

Balance as of June 30, 2015	$(44)	$6	$(26)	$(64)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

	Change in Fair Value of Interest Rate Swaps	Change in Fair Value of Available for Sale Securities	Change in Unrecognized Pension Cost Components	Accumulated Other Comprehensive Income (Loss)
Balance as of March 31, 2014	$(47)	$7	$(18)	$(58)
Other comprehensive (loss) income before reclassifications	(12)	3	-	(9)
Amounts reclassified from accumulated other comprehensive income (loss)	12	-	-	12

Net current-period other comprehensive income	-	3	-	3

Balance as of June 30, 2014	$(47)	$10	$(18)	$(55)

	Change in Fair Value of Interest Rate Swaps	Change in Fair Value of Available for Sale Securities	Change in Unrecognized Pension Cost Components	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2013	$(56)	$7	$(18)	$(67)
Other comprehensive (loss) income before reclassifications	(14)	3	-	(11)
Amounts reclassified from accumulated other comprehensive income (loss)	23	-	-	23

Net current-period other comprehensive income	9	3	-	12

Balance as of June 30, 2014	$(47)	$10	$(18)	$(55)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following tables present a subtotal for each significant reclassification to net income out of accumulated other comprehensive income (loss) and the line item affected in the accompanying condensed consolidated statement of income for the three and six months ended June 30, 2015 and 2014 (in millions):

	Amount reclassified from AOCL		Affected line item in the statement where net income is presented
Details about accumulated other comprehensive income (loss) components	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Gains and losses on cash flow hedges
Interest rate swaps	$(9)	$(18)	Interest expense, net
	3	6	Tax benefit

	$(6)	$(12)	Net of tax

Amortization of defined benefit pension items
Prior service costs	$-	$(1)	Salaries and benefits
Actuarial losses	(1)	(1)	Salaries and benefits

	(1)	(2)	Total before tax
	1	1	Tax benefit

	$-	$(1)	Net of tax

	Amount reclassified from AOCL		Affected line item in the statement where net income is presented
Details about accumulated other comprehensive income (loss) components	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Gains and losses on cash flow hedges
Interest rate swaps	$(18)	$(36)	Interest expense, net
	6	13	Tax benefit

	$(12)	$(23)	Net of tax

Amortization of defined benefit pension items
Prior service costs	$-	$-	Salaries and benefits
Actuarial losses	-	(1)	Salaries and benefits

	-	(1)	Total before tax
	-	1	Tax benefit

	$-	$-	Net of tax

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

HMA Legal Matters and Related CVR

The CVR agreement entitles the holder to receive a one-time cash payment of up to $1.00 per CVR, subject to downward adjustment based on the final resolution of certain litigation, investigations (whether formal or informal, including subpoenas), or other actions or proceedings related to HMA or its affiliates existing on or prior to July 29, 2013 (the date of the Company’s merger agreement with HMA) as more specifically provided in the CVR agreement (all such matters are referred to as the “HMA Legal Matters”), which include, but are not limited to, investigation and litigation matters as previously disclosed by HMA in public filings with the SEC and/or as described in more detail below. The adjustment reducing the ultimate amount paid to holders of the CVR is determined based on the amount of losses incurred by the Company in connection with the HMA Legal Matters as more specifically provided in the CVR agreement, which generally includes the amount paid for damages, costs, fees and expenses (including, without limitation, attorneys’ fees and expenses), and all fines, penalties, settlement amounts, indemnification obligations and other liabilities (all such losses are referred to as “HMA Losses”). If the aggregate amount of HMA Losses exceeds a deductible of $18 million, then the amount payable in respect of each CVR shall be reduced (but not below zero) by an amount equal to the quotient obtained by dividing: (a) the product of (i) all losses in excess of the deductible and (ii) 90%; by (b) the number of CVRs outstanding on the date on which final resolution of the existing litigation occurs. There are 264,544,053 CVRs outstanding as of the date hereof. If total HMA Losses (including HMA Losses that have occurred to date as noted in the table below) exceed approximately $312 million, then the holders of the CVRs will not be entitled to any payment in respect of the CVRs.

The CVRs do not have a finite payment date. Any payments the Company makes under the CVR agreement will be payable within 60 days after the final resolution of the HMA Legal Matters. The CVRs are unsecured obligations of CHS and all payments under the CVRs will be subordinated in right of payment to the prior payment in full of all of the Company’s senior obligations (as defined in the CVR agreement), which include outstanding indebtedness of the Company (subject to certain exceptions set forth in the CVR agreement) and the HMA Losses. The CVR agreement permits the Company to acquire all or some of the CVRs, whether in open market transactions, private transactions or otherwise. As of June 30, 2015, the Company had acquired no CVRs.

The following table represents the impact of legal expenses paid or incurred to date and settlements paid or deemed final as of June 30, 2015 on the amounts owed to CVR holders (in millions):

		Allocation of Expenses and Settlement Costs
	Total Expenses and Settlement Cost	Deductible	CHS Responsibility at 10%	Reduction to Amount Owed to CVR Holders at 90%
As of December 31, 2014	$24	$18	$-	$6
Settlements paid	16	-	2	14
Legal expenses incurred and/or paid during the six months ended June 30, 2015	5	-	1	4

As of June 30, 2015	$45	$18	$3	$24

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

Underlying the CVR agreement are a number of claims included in the HMA Legal Matters asserted against HMA. The Company has recorded a liability in connection with those claims as part of the acquired assets and liabilities at the date of acquisition pursuant to the provisions of Financial Accounting Standards Board Accounting Standards Codification Topic 805 “Business Combinations.” For the estimate of the Company’s liabilities associated with the HMA Legal Matters that will be covered by the CVR and were not previously accrued by HMA, the Company recorded a liability of $284 million as part of the acquisition accounting for the HMA merger based on the Company’s estimate of fair value of such liabilities as of the date of acquisition. The increase in this liability during the six months ended June 30, 2015 was approximately $6 million and the fair value of such liabilities of $271 million as of June 30, 2015 is recorded in other long-term liabilities on the accompanying condensed consolidated balance sheet. The remaining portion of the estimated liability for claims underlying the CVR agreement had been previously recorded by HMA, as a probable contingency, and was reflected in the purchase accounting for HMA as an acquired liability. This amount is $2 million at June 30, 2015 and is recorded in accrued liabilities on the accompanying condensed consolidated balance sheet. In addition, although legal fees are not included in the amounts currently accrued, such legal fees are taken into account in determining HMA Losses under the CVR agreement. Certain significant HMA Legal Matters underlying these liabilities are discussed in greater detail below.

HMA Matters Recorded at Fair Value

Medicare/Medicaid Billing Lawsuits

Beginning during the week of December 16, 2013, eleven qui tam lawsuits filed by private individuals against HMA were unsealed in various United States district courts. The United States has elected to intervene in all or part of eight of these matters; namely U.S. ex rel. Craig Brummer v. Health Management Associates, Inc. et al. (Middle District Georgia) (“Brummer”); U.S. ex rel. Ralph D. Williams v. Health Management Associates, Inc. et al. (Middle District Georgia) (“Williams”); U.S. ex rel. Scott H. Plantz, M.D. et al. v. Health Management Associates, Inc., et al. (Northern District Illinois) (“Plantz”); U.S. ex rel. Thomas L. Mason, M.D. et al. v. Health Management Associates, Inc. et al. (Western District North Carolina) (“Mason”); U.S. ex rel. Jacqueline Meyer, et al. v. Health Management Associates, Inc., Gary Newsome et al. (“Jacqueline Meyer”) (District of South Carolina); U.S. ex rel. George Miller, et al. v. Health Management Associates, Inc. (Eastern District of Pennsylvania) (“Miller”); U.S. ex rel. Bradley Nurkin v. Health Management Associates, Inc. et al. (Middle District of Florida) (“Nurkin”); and U.S. ex rel. Paul Meyer v. Health Management Associates, Inc. et al. (Southern District Florida) (“Paul Meyer”). The United States has elected to intervene with respect to allegations in these cases that certain HMA hospitals inappropriately admitted patients and then submitted reimbursement claims for treating those individuals to federal healthcare programs in violation of the False Claims Act or that certain HMA hospitals had inappropriate financial relationships with physicians which violated the Stark law, the Anti-Kickback Statute, and the False Claims Act. Certain of these complaints also allege the same actions violated various state laws which prohibit false claims. The United States has declined to intervene in three of the eleven matters, namely U.S. ex rel. Anita France, et al. v. Health Management Associates, Inc. (Middle District Florida) (“France”) which involved allegations of wrongful billing and was settled; U.S. ex rel. Sandra Simmons v. Health Management Associates, Inc. et al. (Eastern District Oklahoma) (“Simmons”) which alleges unnecessary surgery by an employed physician and which was settled as to all allegations except alleged wrongful termination; and U.S. ex rel. David Napoliello, M.D. v. Health Management Associates, Inc. (Middle District Florida) (“Napoliello”) which alleges inappropriate admissions. On April 3, 2014, the Multi District Litigation Panel ordered the transfer and consolidation for pretrial proceedings of the eight intervened cases, plus the Napoliello matter, to the District of the District of Columbia under the name In Re: Health Management Associates, Inc. Qui Tam Litigation. On June 2, 2014, the court entered a stay of this matter until October 6, 2014, which was subsequently extended until February 27, 2015, May 27, 2015 and now until September 25, 2015. The Company intends to defend against the allegations in these matters, but will also be cooperating with the government in the ongoing investigation of these allegations. The Company has been in discussions with the Civil Division of the United States Department of Justice (“DOJ”) regarding the resolutions of these matters. During the first quarter of 2015, the Company was informed that the Criminal Division continues to investigate former executive-level employees of HMA, and continues to consider whether any HMA entities should be held criminally liable for the acts of the former HMA employees. The Company is voluntarily cooperating with these inquiries and has not been served with any subpoenas or other legal process.

During September 2010 as part of a nationwide review, HMA received a letter from the DOJ regarding whether certain HMA hospitals improperly submitted claims for the implantation of implantable cardioverter defibrillators (“ICDs”). The DOJ’s investigation covers the period commencing with Medicare’s expansion of coverage for ICDs in 2003 to 2010. The Company has reached an agreement in principle to settle this matter.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Probable Contingencies – HMA

Department of Justice Investigation of Kyphoplasty Procedures at Certain HMA Hospitals

Several HMA hospitals received letters during 2009 requesting information in connection with a DOJ investigation relating to kyphoplasty procedures. Kyphoplasty is a minimally invasive spinal procedure used to treat vertebral compression fractures. The DOJ is currently investigating hospitals and hospital operators in multiple states to determine whether certain Medicare claims for kyphoplasty were incorrect when billed as an inpatient service rather than as an outpatient service. The DOJ’s investigation originated with a False Claims Act lawsuit against Kyphon, Inc., the company that developed the kyphoplasty procedure. Prior to the HMA merger, HMA determined that a liability for this claim was probable and an incremental liability was recorded by HMA during the quarter ended December 31, 2013, which liability was assumed as part of the HMA merger. The Company has now reached an agreement to settle this matter.

Probable Contingencies – CHS

Implantable Cardioverter Defibrillators.  The Company was first made aware of this investigation in September 2010, when the Company received a letter from the Civil Division of the DOJ. The letter advised the Company that an investigation was being conducted to determine whether certain hospitals have improperly submitted claims for payment for ICDs. The period of time covered by the investigation was 2003 to 2010. The Company has reached an agreement in principle to settle this matter.

Summary of Recorded Amounts

The table below presents a reconciliation of the beginning and ending liability balances (in millions) during the six months ended June 30, 2015 with respect to the Company’s fair value determination in connection with HMA Legal Matters that were not previously accrued by HMA, the estimated liability in connection with HMA Legal Matters that were previously recorded by HMA as a probable contingency, and the remaining contingencies of the Company in respect of which an accrual has been recorded. In addition, future legal fees (which are expensed as incurred) and costs related to possible indemnification and criminal investigation matters associated with the HMA Legal Matters have not been accrued or included in the table below. Furthermore, although not accrued, such costs, if incurred, will be taken into account in determining the total amount of reductions applied to the amounts owed to CVR holders.

	CVR Related Liability at Fair Value	CVR Related Liability for Probable Contingencies	Other Probable Contingencies
Balance as of December 31, 2014	$265	$29	$125
Expense	7	(12)	17
Cash payments	(1)	(15)	(98)

Balance as of June 30, 2015	$271	$2	$44

With respect to the “Other Probable Contingencies” referenced in the chart above, in accordance with applicable accounting guidance, the Company establishes a liability for litigation, regulatory and governmental matters for which, based on information currently available, the Company believes that a negative outcome is known or is probable and the amount of the loss is reasonably estimable. For all such matters (whether or not discussed in this contingencies footnote), such amounts have been recorded in other accrued liabilities on the condensed consolidated balance sheet and are included in the table above in the “Other Probable Contingencies” column. Due to the uncertainties and difficulty in predicting the ultimate resolution of these contingencies, the actual amount could differ from the estimated amount reflected as a liability on the condensed consolidated balance sheet.

In the aggregate, attorneys’ fees and other costs incurred but not included in the table above related to probable contingencies, and CVR-related contingencies accounted for at fair value, totaled $2 million and $9 million for the three months ended June 30, 2015 and 2014, respectively, and $6 million and $13 million for the six months ended June 30, 2015 and 2014, respectively, and are included in other operating expenses in the accompanying condensed consolidated statements of income.

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

Class Action Shareholder Federal Securities Cases.  Three purported class action cases have been filed in the United States District Court for the Middle District of Tennessee; namely, Norfolk County Retirement System v. Community Health Systems, Inc., et al., filed May 9, 2011; De Zheng v. Community Health Systems, Inc., et al., filed May 12, 2011; and Minneapolis Firefighters Relief Association v. Community Health Systems, Inc., et al., filed June 21, 2011. All three seek class certification on behalf of purchasers of the Company’s common stock between July 27, 2006 and April 11, 2011 and allege that misleading statements resulted in artificially inflated prices for the Company’s common stock. In December 2011, the cases were consolidated for pretrial purposes and NYC Funds and its counsel were selected as lead plaintiffs/lead plaintiffs’ counsel. The Company’s motion to dismiss this case has been fully briefed and remains pending before the court. The original district court judge has recused himself; in an order dated May 27, 2015, the new judge continued the discovery stay pending her ruling on our motion to dismiss. The Company believes this consolidated matter is without merit and will vigorously defend this case.

Shareholder Derivative Actions.  Three purported shareholder derivative actions have also been filed in the United States District Court for the Middle District of Tennessee; Plumbers and Pipefitters Local Union No. 630 Pension Annuity Trust Fund v. Wayne T. Smith, et al., filed May 24, 2011; Roofers Local No. 149 Pension Fund v. Wayne T. Smith, et al., filed June 21, 2011; and Lambert Sweat v. Wayne T. Smith, et al., filed October 5, 2011. These three cases allege breach of fiduciary duty arising out of allegedly improper inpatient admission practices, mismanagement, waste and unjust enrichment. These cases have been consolidated into a single, consolidated action. The plaintiffs filed an operative amended derivative complaint in these three consolidated actions on March 15, 2012. The Company’s motion to dismiss was argued on June 13, 2013. On September 27, 2013, the court issued an order granting in part and denying in part the Company’s motion to dismiss. An initial case management order was entered on November 11, 2014, but no trial date has been set. Discovery has now begun. The Company believes all of the plaintiffs’ claims are without merit and will vigorously defend them.

17.  SUBSEQUENT EVENTS

The Company evaluated all material events occurring subsequent to the balance sheet date for events requiring disclosure or recognition in the condensed consolidated financial statements.

Effective July 31, 2015, one or more subsidiaries of the Company sold Payson Regional Medical Center (44 licensed beds) in Payson, Arizona and related outpatient services to Banner Health for approximately $20 million in cash. The sale follows the termination of the lease of the hospital by the lessor. The transaction is not expected to have a material impact on the financial results of the Company.

On August 3, 2015, the Company announced that it plans to create a new, independent publicly-traded company by spinning off to its shareholders a group of hospitals as well as Quorum Health Resources, LLC, the Company’s hospital management and consulting business. The transaction, which would be effected through the distribution of common stock to the Company’s shareholders, is intended to be tax free to the Company and its shareholders, and is expected to close in the first quarter of 2016. Upon completion of the transaction, the new company, to be named Quorum Health Corporation, will include 38 of the Company’s hospitals with approximately 3,635 beds in 16 states. The completion of the spin-off is subject to the effectiveness of documents required to be filed with the U.S. Securities and Exchange Commission, requisite regulatory approvals, execution of operational transition agreements, the receipt of opinions of tax, legal and valuation advisors (including as to the tax-free nature of the transaction), market conditions and final Board approval. There can be no assurance regarding the ultimate timing of the spin-off, or that it will be completed.

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

From time to time, subsidiaries of the Company sell and/or repurchase noncontrolling interests in consolidated subsidiaries, which may change subsidiaries between guarantors and non-guarantors. Amounts for prior periods are revised to reflect the status of guarantors or non-guarantors as of June 30, 2015.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Income

Three Months Ended June 30, 2015

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
Operating revenues (net of contractual allowances and discounts)	$-	$(5)	$3,539	$2,080	$-	$5,614
Provision for bad debts	-	-	440	292	-	732

Net operating revenues	-	(5)	3,099	1,788	-	4,882
Operating costs and expenses:
Salaries and benefits	-	-	1,237	980	-	2,217
Supplies	-	-	492	258	-	750
Other operating expenses	-	-	763	362	-	1,125
Government settlement and related costs	-	-	(6)	-	-	(6)
Electronic health records incentive reimbursement	-	-	(42)	(13)	-	(55)
Rent	-	-	60	53	-	113
Depreciation and amortization	-	-	200	91	-	291

Total operating costs and expenses	-	-	2,704	1,731	-	4,435

Income from operations	-	(5)	395	57	-	447
Interest expense, net	-	28	197	14	-	239
Loss from early extinguishment of debt	-	9	-	-	-	9
Equity in earnings of unconsolidated affiliates	(111)	(137)	(27)	-	254	(21)
Impairment of long-lived assets	-	-	6	-	-	6

Income from continuing operations before income taxes	111	95	219	43	(254)	214
Provision for (benefit from) income taxes	-	(16)	83	7	-	74

Income from continuing operations	111	111	136	36	(254)	140
Discontinued operations, net of taxes:
Loss from operations of entities sold or held for sale	-	-	(3)	(3)	-	(6)

Loss from discontinued operations, net of taxes	-	-	(3)	(3)	-	(6)

Net income	111	111	133	33	(254)	134
Less: Net income attributable to noncontrolling interests	-	-	-	23	-	23

Net income attributable to Community Health Systems, Inc. stockholders	$111	$111	$133	$10	$(254)	$111

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Income

Three Months Ended June 30, 2014

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
Operating revenues (net of contractual allowances and discounts)	$-	$(5)	$3,387	$2,126	$-	$5,508
Provision for bad debts	-	-	456	287	-	743

Net operating revenues	-	(5)	2,931	1,839	-	4,765
Operating costs and expenses:
Salaries and benefits	-	-	1,240	981	-	2,221
Supplies	-	-	481	255	-	736
Other operating expenses	-	-	703	412	-	1,115
Electronic health records incentive reimbursement	-	-	(61)	(23)	-	(84)
Rent	-	-	59	52	-	111
Depreciation and amortization	-	-	200	81	-	281
Amortization of software to be abandoned	-	-	19	14	-	33

Total operating costs and expenses	-	-	2,641	1,772	-	4,413

Income from operations	-	(5)	290	67	-	352
Interest expense, net	-	31	206	18	-	255
Equity in earnings of unconsolidated affiliates	(42)	(61)	(24)	-	115	(12)

Income from continuing operations before income taxes	42	23	108	49	(115)	109
Provision for (benefit from) income taxes	-	(17)	42	8	-	33

Income from continuing operations	42	42	66	41	(115)	76
Discontinued operations, net of taxes:
Loss from operations of entities sold or held for sale	-	-	(8)	7	-	(1)
Impairment of hospitals sold or held for sale	-	-	-	(5)	-	(5)

Loss from discontinued operations, net of taxes	-	-	(8)	2	-	(6)

Net income	42	42	58	43	(115)	70
Less: Net income attributable to noncontrolling interests	-	-	-	28	-	28

Net income attributable to Community Health Systems, Inc. stockholders	$42	$42	$58	$15	$(115)	$42

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Income

Six Months Ended June 30, 2015

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
Operating revenues (net of contractual allowances and discounts)	$-	$(9)	$7,027	$4,242	$-	$11,260
Provision for bad debts	-	-	887	580	-	1,467

Net operating revenues	-	(9)	6,140	3,662	-	9,793
Operating costs and expenses:
Salaries and benefits	-	-	2,458	2,016	-	4,474
Supplies	-	-	984	528	-	1,512
Other operating expenses	-	-	1,474	751	-	2,225
Government settlement and related costs	-	-	1	-	-	1
Electronic health records incentive reimbursement	-	-	(58)	(23)	-	(81)
Rent	-	-	120	109	-	229
Depreciation and amortization	-	-	401	186	-	587

Total operating costs and expenses	-	-	5,380	3,567	-	8,947

Income from operations	-	(9)	760	95	-	846
Interest expense, net	-	48	408	25	-	481
Loss from early extinguishment of debt	-	16	-	-	-	16
Equity in earnings of unconsolidated affiliates	(189)	(238)	(36)	-	424	(39)
Impairment of long-lived assets	-	-	6	-	-	6

Income from continuing operations before income taxes	189	165	382	70	(424)	382
Provision for (benefit from) income taxes	-	(24)	144	10	-	130

Income from continuing operations	189	189	238	60	(424)	252
Discontinued operations, net of taxes:
Loss from operations of entities sold or held for sale	-	-	(3)	(14)	-	(17)
Impairment of hospitals sold or held for sale	-	-	(2)	-	-	(2)
Loss on sale, net	-	-	2	(3)	-	(1)

Loss from discontinued operations, net of taxes	-	-	(3)	(17)	-	(20)

Net income	189	189	235	43	(424)	232
Less: Net income attributable to noncontrolling interests	-	-	-	43	-	43

Net income attributable to Community Health Systems, Inc. stockholders	$189	$189	$235	$-	$(424)	$189

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of (Loss) Income

Six Months Ended June 30, 2014

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
Operating revenues (net of contractual allowances and discounts)	$-	$(9)	$6,504	$3,888	$-	$10,383
Provision for bad debts	-	-	923	519	-	1,442

Net operating revenues	-	(9)	5,581	3,369	-	8,941
Operating costs and expenses:
Salaries and benefits	-	-	2,393	1,820	-	4,213
Supplies	-	-	899	469	-	1,368
Other operating expenses	-	-	1,369	764	-	2,133
Electronic health records incentive reimbursement	-	-	(84)	(40)	-	(124)
Rent	-	-	114	95	-	209
Depreciation and amortization	-	-	388	148	-	536
Amortization of software to be abandoned	-	-	45	30	-	75

Total operating costs and expenses	-	-	5,124	3,286	-	8,410

Income from operations	-	(9)	457	83	-	531
Interest expense, net	-	71	376	31	-	478
Loss from early extinguishment of debt	-	73	-	-	-	73
Equity in earnings of unconsolidated affiliates	70	(31)	(9)	-	(52)	(22)
Impairment of long-lived assets	-	-	24	-	-	24

Loss from continuing operations before income taxes	(70)	(122)	66	52	52	(22)
Provision for (benefit from) income taxes	-	(52)	25	4	-	(23)

Income from continuing operations	(70)	(70)	41	48	52	1
Discontinued operations, net of taxes:
Loss from operations of entities sold or held for sale	-	-	(14)	8	-	(6)
Impairment of hospitals sold or held for sale	-	-	-	(22)	-	(22)

Loss from discontinued operations, net of taxes	-	-	(14)	(14)	-	(28)

Net (loss) income	(70)	(70)	27	34	52	(27)
Less: Net income attributable to noncontrolling interests	-	-	-	43	-	43

Net (loss) income attributable to Community Health Systems, Inc. stockholders	$(70)	$(70)	$27	$(9)	$52	$(70)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended June 30, 2015

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
Net income	$111	$111	$133	$33	$(254)	$134
Other comprehensive income (loss), net of income taxes:
Net change in fair value of interest rate swaps	8	8	-	-	(8)	8
Net change in fair value of available-for-sale securities	(2)	(2)	(2)	-	4	(2)
Amortization and recognition of unrecognized pension cost components	-	-	-	-	-	-

Other comprehensive income (loss)	6	6	(2)	-	(4)	6

Comprehensive income	117	117	131	33	(258)	140
Less: Comprehensive income attributable to noncontrolling interests	-	-	-	23	-	23

Comprehensive income attributable to Community Health Systems, Inc. stockholders	$117	$117	$131	$10	$(258)	$117

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended June 30, 2014

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
Net income	$42	$42	$58	$43	$(115)	$70
Other comprehensive income (loss), net of income taxes:
Net change in fair value of interest rate swaps	-	-	-	-	-	-
Net change in fair value of available-for-sale securities	3	3	3	-	(6)	3
Amortization and recognition of unrecognized pension cost components	-	-	-	-	-	-

Other comprehensive income (loss)	3	3	3	-	(6)	3

Comprehensive income	45	45	61	43	(121)	73
Less: Comprehensive income attributable to noncontrolling interests	-	-	-	28	-	28

Comprehensive income attributable to Community Health Systems, Inc. stockholders	$45	$45	$61	$15	$(121)	$45

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Comprehensive Income

Six Months Ended June 30, 2015

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
Net income	$189	$189	$235	$43	$(424)	$232
Other comprehensive income (loss), net of income taxes:
Net change in fair value of interest rate swaps	(1)	(1)	-	-	1	(1)
Net change in fair value of available-for-sale securities	(1)	(1)	(1)	-	2	(1)
Amortization and recognition of unrecognized pension cost components	1	1	1	-	(2)	1

Other comprehensive income (loss)	(1)	(1)	-	-	1	(1)

Comprehensive income	188	188	235	43	(423)	231
Less: Comprehensive income attributable to noncontrolling interests	-	-	-	43	-	43

Comprehensive income attributable to Community Health Systems, Inc. stockholders	$188	$188	$235	$-	$(423)	$188

Condensed Consolidating Statement of Comprehensive (Loss) Income

Six Months Ended June 30, 2014

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
Net loss	$(70)	$(70)	$27	$34	$52	$(27)
Other comprehensive income (loss), net of income taxes:
Net change in fair value of interest rate swaps	9	9	-	-	(9)	9
Net change in fair value of available-for-sale securities	3	3	3	-	(6)	3
Amortization and recognition of unrecognized pension cost components	-	-	-	-	-	-

Other comprehensive income (loss)	12	12	3	-	(15)	12

Comprehensive (loss) income	(58)	(58)	30	34	37	(15)
Less: Comprehensive income attributable to noncontrolling interests	-	-	-	43	-	43

Comprehensive (loss) income attributable to Community Health Systems, Inc. stockholders	$(58)	$(58)	$30	$(9)	$37	$(58)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Balance Sheet

June 30, 2015

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$-	$-	$190	$175	$-	$365
Patient accounts receivable, net of allowance for doubtful accounts	-	-	1,452	2,039	-	3,491
Supplies	-	-	385	183	-	568
Deferred income taxes	345	-	-	-	-	345
Prepaid expenses and taxes	-	-	161	55	-	216
Other current assets	-	-	308	207	-	515

Total current assets	345	-	2,496	2,659	-	5,500

Intercompany receivable	1,327	16,467	3,667	6,129	(27,590)	-

Property and equipment, net	-	-	6,690	3,400	-	10,090

Goodwill	-	-	5,483	3,473	-	8,956

Other assets, net	6	292	1,820	1,151	(629)	2,640

Net investment in subsidiaries	3,477	18,637	7,794	-	(29,908)	-

Total assets	$5,155	$35,396	$27,950	$16,812	$(58,127)	$27,186

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$-	$162	$72	$12	$-	$246
Accounts payable	-	-	827	317	-	1,144
Income tax payable	83	-	-	-	-	83
Deferred income taxes	23	-	-	-	-	23
Accrued interest	-	225	-	1	-	226
Accrued liabilities	4	-	962	542	-	1,508

Total current liabilities	110	387	1,861	872	-	3,230

Long-term debt	-	15,793	117	711	-	16,621

Intercompany payable	-	14,882	20,834	13,904	(49,620)	-

Deferred income taxes	844	-	-	-	-	844

Other long-term liabilities	-	856	1,122	334	(629)	1,683

Total liabilities	954	31,918	23,934	15,821	(50,249)	22,378

Redeemable noncontrolling interests in equity of consolidated subsidiaries	-	-	-	524	-	524

Equity:
Community Health Systems, Inc. stockholders’ equity:
Preferred stock	-	-	-	-	-	-
Common stock	1	-	-	-	-	1
Additional paid-in capital	2,105	1,335	1,521	508	(3,364)	2,105
Treasury stock, at cost	(7)	-	-	-	-	(7)
Accumulated other comprehensive loss	(64)	(64)	(18)	(2)	84	(64)
Retained earnings	2,166	2,207	2,513	(122)	(4,598)	2,166

Total Community Health Systems, Inc. stockholders’ equity	4,201	3,478	4,016	384	(7,878)	4,201
Noncontrolling interests in equity of consolidated subsidiaries	-	-	-	83	-	83

Total equity	4,201	3,478	4,016	467	(7,878)	4,284

Total liabilities and equity	$5,155	$35,396	$27,950	$16,812	$(58,127)	$27,186

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2015

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
Net cash (used in) provided by operating activities	$(14)	$(81)	$285	$314	$-	$504

Cash flows from investing activities:
Acquisitions of facilities and other related equipment	-	-	(22)	(5)	-	(27)
Purchases of property and equipment	-	-	(348)	(126)	-	(474)
Proceeds from disposition of hospitals and other ancillary operations	-	-	4	58	-	62
Proceeds from sale of property and equipment	-	-	8	3	-	11
Purchases of available-for-sale securities	-	-	(32)	(58)	-	(90)
Proceeds from sales of available-for-sale securities	-	-	30	56	-	86
Increase in other investments	-	-	(63)	(17)	-	(80)

Net cash used in investing activities	-	-	(423)	(89)	-	(512)

Cash flows from financing activities:
Proceeds from exercise of stock options	22	-	-	-	-	22
Repurchase of restricted stock shares for payroll tax withholding requirements	(20)	-	-	-	-	(20)
Deferred financing costs and other debt-related costs	-	(30)	-	-	-	(30)
Redemption of noncontrolling investments in joint ventures	-	-	-	(14)	-	(14)
Distributions to noncontrolling investors in joint ventures	-	-	-	(48)	-	(48)
Changes in intercompany balances with affiliates, net	12	137	(33)	(116)	-	-
Borrowings under credit agreements	-	2,355	30	-	-	2,385
Proceeds from receivables facility	-	-	-	91	-	91
Repayments of long-term indebtedness	-	(2,381)	(37)	(104)	-	(2,522)

Net cash provided by (used in) financing activities	14	81	(40)	(191)	-	(136)

Net change in cash and cash equivalents	-	-	(178)	34	-	(144)
Cash and cash equivalents at beginning of period	-	-	368	141	-	509

Cash and cash equivalents at end of period	$-	$-	$190	$175	$-	$365

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2014

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
Net cash provided (used in) by operating activities	$69	$196	$392	$(143)	$-	$514

Cash flows from investing activities:
Acquisitions of facilities and other related equipment	-	-	(2,828)	(213)	-	(3,041)
Purchases of property and equipment	-	-	(282)	(79)	-	(361)
Proceeds from disposition of hospitals and other ancillary operations	-	-	-	12	-	12
Proceeds from sale of property and equipment	-	-	2	1	-	3
Purchases of available-for-sale securities	-	-	-	(137)	-	(137)
Proceeds from sales of available-for-sale securities	-	-	-	123	-	123
Increase in other investments	-	-	(185)	(66)	-	(251)

Net cash used in investing activities	-	-	(3,293)	(359)	-	(3,652)

Cash flows from financing activities:
Proceeds from exercise of stock options	14	-	-	-	-	14
Repurchase of restricted stock shares for payroll tax withholding requirements	(11)	-	-	-	-	(11)
Deferred financing costs and other debt-related costs	-	(269)	-	-	-	(269)
Excess tax benefit relating to stock-based compensation	3	-	-	-	-	3
Proceeds from noncontrolling investors in joint ventures	-	-	-	10	-	10
Redemption of noncontrolling investments in joint ventures	-	-	-	(6)	-	(6)
Distributions to noncontrolling investors in joint ventures	-	-	-	(44)	-	(44)
Changes in intercompany balances with affiliates, net	(75)	(3,282)	2,855	502	-	-
Borrowings under credit agreements	-	7,455	20	13	-	7,488
Issuance of long-term debt	-	4,000	-	-	-	4,000
Proceeds from receivables facility	-	-	-	133	-	133
Repayments of long-term indebtedness	-	(8,100)	(6)	(58)	-	(8,164)

Net cash (used in) provided by financing activities	(69)	(196)	2,869	550	-	3,154

Net change in cash and cash equivalents	-	-	(32)	48	-	16
Cash and cash equivalents at beginning of period	-	-	238	135	-	373

Cash and cash equivalents at end of period	$-	$-	$206	$183	$-	$389

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

Executive Overview

We are one of the largest publicly-traded hospital companies in the United States and a leading operator of general acute care hospitals in communities across the country. We provide healthcare services through the hospitals that we own and operate and affiliated businesses in non-urban and selected urban markets throughout the United States. We generate revenues by providing a broad range of general and specialized hospital healthcare services and other outpatient services to patients in the communities in which we are located. As of June 30, 2015, we owned or leased 196 hospitals included in continuing operations, comprised of 192 general acute care hospitals and four stand-alone rehabilitation or psychiatric hospitals. In addition to our hospitals and related businesses, we own and operate home care agencies, located primarily in markets where we also operate a hospital. Also, through our wholly-owned subsidiary, Quorum Health Resources, LLC, or QHR, we provide management and consulting services to non-affiliated general acute care hospitals located throughout the United States. For the hospitals and home care agencies that we own and operate, we are paid for our services by governmental agencies, private insurers and directly by the patients we serve. For our management and consulting services, we are paid by the non-affiliated hospitals utilizing our services.

On January 27, 2014, we and one of our wholly-owned subsidiaries completed the acquisition of Health Management Associates, Inc., or HMA, by acquiring through a merger all the outstanding shares of common stock of HMA, or HMA common stock, for approximately $7.3 billion, including the assumption of approximately $3.8 billion of indebtedness, consisting of a combination of cash and Parent Company common stock. During the six months ended June 30, 2015, approximately $1 million of acquisition and integration expenses related to the HMA merger were recognized, and approximately $22 million and $78 million of such expenses were recognized during the three and six months ended June 30, 2014, respectively.

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

Operating results and statistical data for the three and six months ended June 30, 2015, include information for the operations of the acquired HMA hospitals from January 27, 2014, the date of the HMA merger. Throughout this executive overview and management’s discussion and analysis, same-store operating results and statistical data for the three and six months ended June 30, 2015 and 2014 includes the hospitals acquired in the HMA merger. For the hospitals acquired in the HMA merger, this same-store information reflects the periods from January 1 through June 30, 2015 and 2014, as if such hospitals were owned during both comparable periods. For all hospitals owned throughout both periods, the same-store operating results and statistical data reflects the indicated periods. In addition, the same-store comparisons exclude our hospitals that have previously been classified as discontinued operations for accounting purposes.

In addition, during the six months ended June 30, 2015, we divested seven hospitals previously recorded in discontinued operations. Two of these hospitals were required to be divested by the Federal Trade Commission as a condition of its approval of the HMA merger.

Our net operating revenues for the three months ended June 30, 2015, increased approximately $117 million to approximately $4.9 billion compared to approximately $4.8 billion for the three months ended June 30, 2014. We had income from continuing operations before noncontrolling interests of $140 million during the three months ended June 30, 2015, compared to $76 million for the three months ended June 30, 2014. Income from continuing operations before noncontrolling interests for the three months ended June 30, 2015 included an after-tax charge of $6 million for loss from early extinguishment of debt, an after-tax charge of $10 million from fair value adjustments related to the HMA legal proceedings, accounted for at fair value, underlying the CVR agreement, and related legal expenses and $4 million after-tax expense for the impairment of long-lived assets. These after-tax charges were partially offset by income of $4 million after-tax for favorable outcomes in government legal settlements for several qui tam matters previously accrued and settled in principle, net of related legal expenses, during the three months ended June 30, 2015. Included in income from continuing operations for the three months ended June 30, 2014, was a $8 million after-tax expense for acquisition and integration expenses from the HMA merger, an after-tax charge of $21 million for the acceleration of amortization on software to be abandoned and an after-tax charge of $6 million for legal expenses related to the HMA legal proceedings underlying the CVR agreement. Consolidated inpatient admissions for the three months ended June 30, 2015, decreased 1.9%, compared to the three months ended June 30, 2014, and consolidated adjusted admissions for the three months ended June 30, 2015, remained flat compared to the three months ended June 30, 2014. Same-store inpatient admissions for the three months ended June 30, 2015, decreased 2.2%, compared to the three months ended June 30, 2014, and same-store adjusted admissions for the three months ended June 30, 2015, decreased 0.2%, compared to the three months ended June 30, 2014.

Our net operating revenues for the six months ended June 30, 2015, increased $852 million to approximately $9.8 billion compared to approximately $8.9 billion for the six months ended June 30, 2014. We had income from continuing operations before noncontrolling interests of $252 million during the six months ended June 30, 2015, compared to $1 million for the six months ended June 30, 2014. Income from continuing operations before noncontrolling interests for the six months ended June 30, 2015 included an after-tax charge of $10 million for loss from early extinguishment of debt, $1 million after-tax expense for government legal settlements for several qui tam matters previously accrued and settled in principle and related legal expenses, $4 million after-tax expense for the impairment of long-lived assets and an after tax charge of $6 million from fair value adjustments related to the HMA legal proceedings, accounted for at fair value, underlying the CVR agreement and related legal expenses. Income from continuing operations before noncontrolling interests for the six months ended June 30, 2014, included an after-tax charge of $45 million for loss from early extinguishment of debt, $41 million after-tax expense for acquisition and integration expenses from the HMA merger, an after-tax charge of $47 million for the acceleration of amortization on software to be abandoned, an after-tax charge of $15 million for impairment of software costs taken out of service and an $8 million after-tax charge for the HMA legal proceedings underlying the CVR agreement. Consolidated inpatient admissions for the six months ended June 30, 2015, increased 6.4%, compared to the six months ended June 30, 2014, and consolidated adjusted admissions for the six months ended June 30, 2015, increased 7.9%, compared to the six months ended June 30, 2014. Same-store inpatient admissions for the six months ended June 30, 2015, decreased 0.9%, compared to the six months ended June 30, 2014, and same-store adjusted admissions for the six months ended June 30, 2014, increased 1.1%, compared to the six months ended June 30, 2014.

Self-pay revenues represented approximately 11.9% and 12.8% of our net operating revenues, net of contractual allowances and discounts (but before provision for bad debts), for the three months ended June 30, 2015 and 2014, respectively, and 12.3% and 13.5% for the six months ended June 30, 2015 and 2014, respectively. The amount of foregone revenue related to providing charity care services as a percentage of net operating revenues was approximately 2.1% and 3.0% for the three months ended June 30, 2015 and 2014, respectively, and 2.1% and 3.5% for the six months ended June 30, 2015 and 2014, respectively. Direct and indirect costs incurred in providing charity care services were approximately 0.3% and 0.5% of net operating revenues for both the three and six-month periods ended June 30, 2015 and 2014.

The U.S. Congress and certain state legislatures have introduced and passed a large number of proposals and legislation designed to make major changes in the healthcare system, including changes that increased access to health insurance. The Patient Protection and Affordable Care Act of 2010 as amended by the Health Care and Education Reconciliation Act of 2010, collectively, the Reform Legislation, mandates that substantially all U.S. citizens maintain medical insurance coverage and expands health insurance coverage through a combination of public program expansion and private sector health insurance reforms. Based on projections issued by the CBO, in March 2015, the incremental insurance coverage due to the Reform Legislation could result in 25 million formerly uninsured Americans gaining coverage by the end of 2025.

As the number of persons with access to health insurance in the United States increases, there may be a resulting increase in the number of patients using our facilities who have health insurance coverage. We operate hospitals in seven of the 10 states currently experiencing the largest reductions in uninsured rates among adult residents. Most of the states with the greatest reductions established a health insurance exchange operated either by the state or in partnership with the federal government and also expanded Medicaid. However, states may opt out of the Medicaid coverage expansion provisions of the Reform Legislation without losing existing federal Medicaid funding. A number of states have opted out of the Medicaid coverage expansion provisions, but could ultimately decide to expand their programs at a later date. Of the 28 states in which we operate hospitals that are included in continuing operations, 15 states are expanding their Medicaid programs. At this time, the other 13 states are not, including Florida, Tennessee and Texas, where we operated a significant number of hospitals as of June 30, 2015. Some states that have opted out are evaluating options such as waiver plans to operate an alternative Medicaid expansion plan.

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

The Reform Legislation makes a number of changes to Medicare and Medicaid, such as reductions to the Medicare annual market basket update for federal fiscal years 2010 through 2019, a productivity offset to the Medicare market basket update, and a reduction to the Medicare and Medicaid disproportionate share payments, each of which could adversely impact the reimbursement received under these programs. Payment under the Medicare program for physician services, which is based upon the Medicare Physician Fee Schedule (“MPFS”), changed in April 2015 with the enactment of the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”). Payment amounts for physician services are calculated by modifying a national relative value unit (“RVU”), which reflects the resources required to provide the services, relative to other services, by a geographic adjustment factor. Historically, the resulting figure was multiplied by a conversion factor calculated by the sustainable growth rate (“SGR”) to arrive at the payment amount for each service. MACRA repealed the SGR physician payment methodology. Instead of tying payments to the SGR, MACRA provides for a 0% update to the MPFS through June 2015 and a 0.5% update for July 1, 2015 through December 31, 2015 and for each calendar year thereafter through 2019. In addition, MACRA requires the establishment of the Merit-Based Incentive Payment System (“MIPS”) beginning in 2019, under which physicians will receive performance-based payment incentives or payment reductions based on their performance with respect to clinical quality, resource use, clinical improvement activities, and meaningful use of electronic health records. MIPS will consolidate certain existing physician incentive programs, and also requires CMS to provide, beginning in 2019, incentive payments for physicians and other eligible professionals that participate in alternative payment models, such as accountable care organizations.

The Reform Legislation also includes provisions aimed at reducing fraud, waste and abuse in the healthcare industry. These provisions allocate significant additional resources to federal enforcement agencies and expand the use of private contractors to recover potentially inappropriate Medicare and Medicaid payments. The Reform Legislation amends several existing federal laws, including the federal anti-kickback statute and the False Claims Act making it easier for government agencies and private plaintiffs to prevail in lawsuits brought against healthcare providers. These amendments also make it easier for potentially severe fines and penalties to be imposed on healthcare providers that violate applicable laws and regulations.

We believe the expansion of private sector health insurance and Medicaid coverage will, over time, increase our reimbursement related to providing services to individuals who were previously uninsured, which should reduce our expense from uncollectible accounts receivable. The various provisions in the Reform Legislation that directly or indirectly affect reimbursement take effect over a number of years. In addition, we believe that the Reform Legislation has had a positive impact on net operating revenues and income from continuing operations during 2014 and 2015 as the result of the expansion of private sector and Medicaid coverage that has already occurred from the Reform Legislation and we believe the impact on our net operating revenues will continue to be positive. Other provisions of the Reform Legislation, such as requirements related to employee health insurance coverage, have increased and will continue to increase our operating costs.

The King v. Burwell decision, issued by the Supreme Court of the United States in June 2015, settled a significant challenge to the Reform Legislation’s effectiveness in reducing the number of uninsured individuals. The Court upheld the current subsidy model, which makes premium subsidies available for health insurance policies purchased through both state and federally-operated exchanges. Because of the many variables involved, including clarifications and modifications resulting from the rule-making process, legislative efforts to repeal or modify the law, future judicial interpretations resulting from court challenges to its constitutionality and interpretation, the development of agency guidance, whether and how many states ultimately decide to expand Medicaid coverage, the number of uninsured who elect to purchase health insurance coverage, budgetary issues at federal and state levels, and the potential for delays in the implementation of the Reform Legislation, we may not be able to fully realize the positive impact the Reform Legislation may otherwise have on our business, results of operations, cash flow, capital resources and liquidity. Furthermore, we cannot predict whether we will be able to modify certain aspects of our operations to offset any potential adverse consequences from the Reform Legislation.

The federal government has implemented a number of regulations and programs designed to promote the use of electronic health records, or EHR, technology and pursuant to the Health Information Technology for Economic and Clinical Health Act, or HITECH, established requirements for a Medicare and Medicaid incentive payments program for eligible hospitals and professionals that adopt and meaningfully use certified EHR technology. These payments are intended to incentivize the meaningful use of EHR. Our hospital facilities have been implementing EHR technology on a facility-by-facility basis since 2011. We recognize incentive reimbursement related to the Medicare or Medicaid incentives as we are able to implement the certified EHR technology and meet the defined “meaningful use criteria,” and information from completed cost report periods is available from which to calculate the incentive reimbursement. The timing of recognizing incentive reimbursement will not correlate with the timing of recognizing operating expenses and incurring capital costs in connection with the implementation of EHR technology which may result in material period-to-period changes in our future results of operations. Beginning on October 1, 2014, eligible hospitals and, beginning on January 1, 2015, professionals, that have not demonstrated meaningful use of certified EHR technology and have not applied and qualified for a hardship exception are subject to penalties. Eligible hospitals are subject to a reduced market basket update to the inpatient prospective payment system standardized amount in 2015 and each subsequent fiscal year. Eligible professionals are subject to a 1% per year cumulative reduction applied to the Medicare physician fee schedule amount for covered professional services, subject to a cap of 5%.

Although we believe that our hospital facilities will be in compliance with the meaningful use standards during 2015, there can be no assurance that all of our facilities will remain in compliance and therefore not be subject to the HITECH penalty provisions. We recognized approximately $55 million and $84 million during the three months ended June 30, 2015 and 2014, respectively, and $81 million and $124 million during the six months ended June 30, 2015 and 2014, respectively, for HITECH incentive reimbursements from Medicare and Medicaid related to certain of our hospitals and for certain of our employed physicians, which are presented as a reduction of operating expenses.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Medicare	24.6%	24.7%	24.7%	25.3%
Medicaid	11.0	10.6	10.7	10.1
Managed Care and other third-party payors	52.5	51.9	52.3	51.1
Self-pay	11.9	12.8	12.3	13.5

Total	100.0%	100.0%	100.0%	100.0%

As shown above, we receive a substantial portion of our revenues from the Medicare and Medicaid programs. Included in Managed Care and other third-party payors is operating revenues from insurance companies with which we have insurance provider contracts, Medicare managed care, insurance companies for which we do not have insurance provider contracts, workers’ compensation carriers and non-patient service revenue, such as rental income and cafeteria sales. In the future, we generally expect revenues received from the Medicare and Medicaid programs to increase due to the general aging of the population. In addition, the Reform Legislation has increased and should continue to increase the number of insured patients, which in turn, has reduced and should continue to reduce revenues from self-pay patients and reduce our provision for bad debts. The Reform Legislation, however, imposes significant reductions in amounts the government pays Medicare managed care plans. The trend toward increased enrollment in Medicare managed care may adversely affect our operating revenue growth. Other provisions in the Reform Legislation impose minimum medical-loss ratios and require insurers to meet specific benefit requirements. Furthermore, in the normal course of business, managed care programs, insurance companies and employers actively negotiate the amounts paid to hospitals. The trend toward increased enrollment in managed care may adversely affect our operating revenue growth. There can be no assurance that we will retain our existing reimbursement arrangements or that these third-party payors will not attempt to further reduce the rates they pay for our services.

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-based reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for the treatment of patients covered by Medicare, Medicaid and non-governmental payors are generally less than the standard billing rates. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues and net income (loss) by an insignificant amount in each of the three and six-month periods ended June 30, 2015 and 2014.

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

Currently, several states utilize supplemental reimbursement programs for the purpose of providing reimbursement to providers to offset a portion of the cost of providing care to Medicaid and indigent patients. These programs are designed with input from CMS and are funded with a combination of state and federal resources, including, in certain instances, fees or taxes levied on the providers. Similar programs are also being considered by other states. The programs are generally authorized for a specified period of time and require CMS’s approval to be extended. CMS has indicated that it will take into account a state’s status with respect to expanding its Medicaid program in considering whether to extend these supplemental programs. Certain of the states in which we operate, including Florida and Texas, have opted out of the Medicaid expansion under the Reform Legislation. We are unable to predict whether or on what terms CMS will extend the supplemental programs in which our hospitals participate. The Florida limited income pool supplemental program was scheduled to expire in June 2015, but the state has reached an agreement in principle with CMS to extend Florida’s supplemental program with reduced federal funding. After these supplemental programs are signed into law, we recognize revenue and related expenses in the period in which amounts are estimable and collection is reasonably assured. Reimbursement under these programs is reflected in net operating revenues and included as Medicaid revenue in the table above, and fees, taxes or other program related costs are reflected in other operating expenses.

Results of Operations

Our hospitals offer a variety of services involving a broad range of inpatient and outpatient medical and surgical services. These include general acute care, emergency room, general and specialty surgery, critical care, internal medicine, obstetrics, diagnostic services, psychiatric and rehabilitation services. The strongest demand for hospital services generally occurs during January through April and the weakest demand for these services occurs during the summer months. Accordingly, eliminating the effect of new acquisitions, our net operating revenues and earnings are historically highest during the first quarter and lowest during the third quarter. Same-store operating results include the hospitals acquired in the HMA merger. For the hospitals acquired in the HMA merger, the same-store information for the six months ended June 30, 2015 and 2014 reflects the periods from January 1 through June 30, 2015 and 2014, as if such hospitals were owned during both comparable periods. For all hospitals owned throughout both periods, the same-store information reflects the indicated periods. The same store information reflected below does not reflect the application of purchase accounting adjustments as if the HMA merger had been completed on January 1, 2014. Therefore, this information is not intended to present pro forma information prepared under the guidelines of Articles 3-05 and 11 of the Securities and Exchange Commission. However, management believes the information provides investors with useful information about hospital admissions, adjusted admissions and net operating revenues had the HMA facilities been owned for the indicated periods. This same-store information for the hospitals acquired in the HMA merger for the period from January 1 through June 30, 2014 is non-GAAP financial information and may not be comparable to the information provided for the comparable 2015 period due to the aforementioned purchase accounting adjustments not having been applied.

The following tables summarize, for the periods indicated, selected operating data.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Expressed as a percentage of net operating revenues)
Consolidated (a):
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses (b)	(84.9)	(86.0)	(85.4)	(87.3)
Depreciation and amortization	(6.0)	(6.6)	(6.0)	(6.8)

Income from operations	9.1	7.4	8.6	5.9
Interest expense, net	(4.9)	(5.4)	(4.8)	(5.3)
Loss from early extinguishment of debt	(0.2)	-	(0.2)	(0.8)
Equity in earnings of unconsolidated affiliates	0.4	0.3	0.4	0.2
Impairment of long-lived assets	(0.1)	-	(0.1)	(0.3)

Income (loss) from continuing operations before income taxes	4.3	2.3	3.9	(0.3)
(Provision) benefit for income taxes	(1.5)	(0.7)	(1.3)	0.3

Income from continuing operations	2.8	1.6	2.6	0.0
Loss from discontinued operations, net of taxes	(0.1)	(0.1)	(0.2)	(0.3)

Net income (loss)	2.7	1.5	2.4	(0.3)
Less: Net income attributable to noncontrolling interests	(0.4)	(0.6)	(0.5)	(0.5)

Net income (loss) attributable to Community Health Systems, Inc. stockholders	2.3%	0.9%	1.9%	(0.8)%

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Percentage increase (decrease) from same period prior year (a):
Net operating revenues	2.5%	9.5%
Admissions	(1.9)	6.4
Adjusted admissions (c)	-	7.9
Average length of stay	-	-
Net income attributable to Community Health Systems, Inc. (d)	164.3	370.0
Same store percentage increase (decrease) from same period prior year (a)(e):
Net operating revenues	2.2%	3.7%
Admissions	(2.2)	(0.9)
Adjusted admissions (c)	(0.2)	1.1

(a)	We have restated our prior period financial statements and statistical results to reflect the reclassification as discontinued operations of seven hospitals held for sale at December 31, 2014, which were subsequently sold or held for sale during the six months ended June 30, 2015.
(b)	Operating expenses include salaries and benefits, supplies, other operating expenses, government settlement and related costs, electronic health records incentive reimbursement and rent.
(c)	Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by multiplying admissions by gross patient revenues and then dividing that number by gross inpatient revenues.
(d)	Includes loss from discontinued operations.
(e)	The six months ended June 30, 2014 includes former HMA hospitals for the periods from January 1 through June 30, 2015 and 2014, as if such hospitals were owned during each of these comparable periods. For all hospitals owned throughout both periods, the same-store operating results and statistical data reflects the indicated periods. In addition, same-store comparisons exclude our hospitals that have previously been classified as discontinued operations for accounting purposes.

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Net operating revenues increased by 2.5% to approximately $4.9 billion for the three months ended June 30, 2015, from approximately $4.8 billion for the three months ended June 30, 2014. The $117 million increase in net operating revenues included $12 million in non-same store net operating revenue primarily from the two hospitals acquired in the fourth quarter of 2014. Net operating revenues from hospitals owned throughout both periods (same-store) increased $105 million, or 2.2% during the three months ended June 30, 2015. The increase in same-store net operating revenues was attributable to favorable changes in payor mix with corresponding reductions in charity care and self-pay discounts as a percentage of revenue. On a consolidated basis, inpatient admissions decreased by 1.9% and adjusted admissions remained flat during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. On a same-store basis, net operating revenues per adjusted admissions increased 2.4%, while inpatient admissions decreased by 2.2% and adjusted admissions decreased by 0.2% during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014.

Operating expenses, excluding depreciation and amortization, as a percentage of net operating revenues, decreased from 86.0% for the three months ended June 30, 2014 to 84.9% for the three months ended June 30, 2015. Salaries and benefits, as a percentage of net operating revenues, decreased from 46.6% for the three months ended June 30, 2014 to 45.4% for the three months ended June 30, 2015. This decrease in salaries and benefits, as a percentage of net operating revenues, was primarily due to increased productivity, elimination of certain of HMA’s corporate overhead costs and productivity improvement from integrating HMA into our operations during 2015. Supplies, as a percentage of net operating revenues, remained consistent at 15.4% for the three months ended June 30, 2015 and 2014. Other operating expenses, as a percentage of net operating revenues, decreased from 23.5% for the three months ended June 30, 2014 to 23.0% for the three months ended June 30, 2015. This decrease in other operating expenses, as a percentage of net operating revenues, was primarily due to decreases in expenses related to achieving meaningful use compliance and acquisition and integration-related expenses, primarily related to the HMA merger. Government settlement and related costs, as a percentage of net revenues, was (0.1)% for the three months ended June 30, 2015 from the favorable settlement of certain qui tam matters previously reserved for that were settled in principle. Rent, as a percentage of net operating revenues, remained consistent at 2.3% for the three months ended June 30, 2015 and 2014.

Electronic health records incentive reimbursements represent those incentives under the HITECH Act for which the recognition criterion has been met. We recognized approximately $55 million and $84 million of incentive reimbursements, or 1.1% and 1.8% of net operating revenues, for the three months ended June 30, 2015 and 2014, respectively. We received cash payments of $10 million and $25 million for these incentives during the three months ended June 30, 2015 and 2014, respectively. As of June 30, 2015 and 2014, $21 million and $15 million, respectively, was recorded as deferred revenue in connection with the receipt of these cash payments as all criteria for gain recognition had not been met. Operating expenses incurred related to the installation and adoption of electronic health records totaled approximately 0.1% and 0.9% of net operating revenues for the three months ended June 30, 2015, and 2014, respectively.

Depreciation and amortization, including $33 million of amortization of software to be abandoned recognized during the three months ended June 30, 2014, as a percentage of net operating revenues, decreased from 6.6% for the three months ended June 30, 2014 to 6.0% for the three months ended June 30, 2015. This decrease was due primarily to the shortening of the remaining useful life of software that was previously in use and impaired during the three months ended June 30, 2014.

Interest expense, net, decreased by $16 million to $239 million in the three months ended June 30, 2015 compared to $255 million for the three months ended June 30, 2014. A decrease in interest rates during the three months ended June 30, 2015, compared to the same period in 2014 resulted in a decrease in interest expense of $14 million and a decrease in interest expense of $2 million is a result of more interest being capitalized during the three months ended June 30, 2015, as compared to the same period in 2014, due to the growth in major construction projects in the current year.

The loss from early extinguishment of debt of $9 million was recognized during the three months ended June 30, 2015 resulting from the repayment of certain outstanding term loans as part of the amendment of the Credit Facility. There was no loss from early extinguishment of debt recognized during the three months ended June 30, 2014.

Equity in earnings of unconsolidated affiliates, as a percentage of net operating revenues, increased from 0.3% for the three months ended June 30, 2014 to 0.4% for the three months ended June 30, 2015.

Impairment for long-lived assets for the three months ended June 30, 2015 includes an impairment charge of approximately $6 million related to the reporting unit goodwill allocated to one hospital where a definitive agreement to sell the hospital was entered into during the quarter.

The net results of the above mentioned changes resulted in income from continuing operations before income taxes increasing $105 million from $109 million for the three months ended June 30, 2014 to $214 million for the three months ended June 30, 2015.

Provision for income taxes from continuing operations increased from $33 million for the three months ended June 30, 2014 to $74 million for the three months ended June 30, 2015 due to the increase in income from continuing operations before income taxes. Our effective tax rates were 34.6% and 30.1% for the three months ended June 30, 2015 and 2014, respectively. The increase in the Company’s effective tax rate for the three months ended June 30, 2015 when compared to the three months ended June 30, 2014 was primarily related to a disproportionate increase in income from continuing operations before income taxes, when compared to the decrease in net income attributable to noncontrolling interests for those same periods, which is not tax affected in our consolidated financial statements.

Income from continuing operations, as a percentage of net operating revenues, increased from 1.6% for the three months ended June 30, 2014 to 2.8% for the three months ended June 30, 2015.

Discontinued operations for these periods include the results of operations of certain hospitals owned or leased by us as of June 30, 2015 and 2014, which were classified as being held for sale or sold. The operation of these hospitals resulted in a loss, net of taxes, of $6 million included in discontinued operations during the three months ended June 30, 2015, compared to a loss, net of taxes, of $1 million included in discontinued operations during the three months ended June 30, 2014. No after-tax impairment charge was recorded during the three months ended June 30, 2015, compared to an impairment charge of $5 million during the three months ended June 30, 2014, based on the difference between the estimated fair value and the carrying value of the assets held for sale, including an allocation of reporting unit goodwill. Overall, discontinued operations consisted of a loss, net of taxes, of $6 million during each of the three-months periods ended June 30, 2015 and 2014.

Net income, as a percentage of net operating revenues, increased from 1.5% for the three months ended June 30, 2014 to 2.7% for the three months ended June 30, 2015.

Net income attributable to noncontrolling interests, as a percentage of net operating revenues, decreased from 0.6% for the three months ended June 30, 2014 to 0.4% for the three months ended June 30, 2015.

Net income attributable to Community Health Systems, Inc. was $111 million for the three months ended June 30, 2015 compared to $42 million for the three months ended June 30, 2014. The increase in net income attributable to Community Health Systems, Inc. is primarily due to a decrease in the loss from early extinguishment of debt, impairment of long-lived assets and discontinued operations, as a percentage of net operating revenues, as discussed above.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Net operating revenues increased by 9.5% to approximately $9.8 billion for the six months ended June 30, 2015, from approximately $8.9 billion for the six months ended June 30, 2014. The $852 million increase in net operating revenues consisted of $402 million of revenues due to having an additional 26 days of operations for the hospitals acquired in the HMA merger, as well as $137 million of non-same store net operating revenue primarily from the other four hospitals acquired in 2014. Net operating revenues from hospitals owned throughout both periods increased $313 million, or 3.7% during the six months ended June 30, 2015. The increase in same-store net operating revenues was attributable to favorable changes in payor mix with corresponding reductions in charity care and self-pay discounts as a percentage of revenue. On a consolidated basis, inpatient admissions increased by 6.4% and adjusted admissions increased by 7.9% during the six months ended June 30, 2015. On a same-store basis, inpatient admissions decreased by 0.9% and adjusted admissions increased by 1.1% during the six months ended June 30, 2015.

Operating expenses, excluding depreciation and amortization, as a percentage of net operating revenues, decreased from 87.3% for the six months ended June 30, 2014 to 85.4% for the six months ended June 30, 2015. Salaries and benefits, as a percentage of net operating revenues, decreased from 47.1% for the six months ended June 30, 2014 to 45.7% for the six months ended June 30, 2015. This decrease in salaries and benefits, as a percentage of net operating revenues, was primarily due to increased productivity, elimination of certain of HMA’s corporate overhead costs and productivity improvement from integrating HMA into our operations during 2015. Supplies, as a percentage of net operating revenues, increased from 15.3% for the six months ended June 30, 2014 to 15.4% for the six months ended June 30, 2015. Other operating expenses, as a percentage of net operating revenues, decreased from 24.0% for the six months ended June 30, 2014 to 22.8% for the six months ended June 30, 2015. This decrease in other operating expenses, as a percentage of net operating revenues, was primarily due to decreases in expenses related to achieving meaningful use compliance and acquisition and integration-related expenses, primarily related to the HMA merger. Rent, as a percentage of net operating revenues, remained consistent at 2.3% for the six months ended June 30, 2015 and 2014.

Electronic health records incentive reimbursements represent those incentives under the HITECH Act for which the recognition criterion has been met. We recognized approximately $81 million and $124 million of incentive reimbursements, or 0.8% and 1.4% of net operating revenues, for the six months ended June 30, 2015 and 2014, respectively. We received cash payments of $65 million and $87 million for these incentives during the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015 and 2014, $21 million and $15 million, respectively, was recorded as deferred revenue in connection with the receipt of these cash payments as all criteria for gain recognition had not been met. Operating expenses incurred related to the installation and adoption of electronic health records totaled approximately 0.1% and 0.6% of net operating revenues for the six months ended June 30, 2015, and 2014, respectively.

Depreciation and amortization, including $75 million of amortization of software to be abandoned recognized during the six months ended June 30, 2014, as a percentage of net operating revenues, decreased from 6.8% for the six months ended June 30, 2014 to 6.0% for the six months ended June 30, 2015. This decrease was due primarily to the shortening of the remaining useful life of software that was previously in use and impaired during the six months ended June 30, 2014.

Interest expense, net, increased by $3 million to $481 million in the six months ended June 30, 2015 compared to $478 million for the six months ended June 30, 2014. An increase in our average outstanding debt during the six months ended June 30, 2015, was primarily due to the additional debt incurred at the end of January 2014 to acquire HMA which resulted in an increase in interest expense of $58 million. These increases in interest expense were partially offset by a decrease in interest rates during the six months ended June 30, 2015, compared to the same period in 2014, which resulted in a decrease in interest expense of $52 million and a decrease in interest expense of $3 million is the result of more interest being capitalized during the six months ended June 30, 2015, as compared to the same period in 2014, due to the growth in major construction projects in the current year.

The loss from early extinguishment of debt of $16 million was recognized during the six months ended June 30, 2015 resulting from the repayment of certain outstanding term loans as part of the amendment of the Credit Facility. The loss from early extinguishment of debt of $73 million was recognized during the six months ended June 30, 2014 resulting from the repayment of the term loans due 2014 as part of the refinancing in the first quarter of 2014.

Equity in earnings of unconsolidated affiliates, as a percentage of net operating revenues, increased from 0.2% for the six months ended June 30, 2014 to 0.4% for the six months ended June 30, 2015.

Impairment for long-lived assets decreased by $18 million to $6 million in the six months ended June 30, 2015 compared to $24 million for the six months ended June 30, 2014. The impairment charge of approximately $6 million recorded in 2015 related to the reporting unit goodwill allocated to one hospital where a definitive agreement to sell the hospital was entered into during the three months ended June 30, 2015. During the six months ended June 30, 2014, in connection with the HMA merger, we further analyzed our intangible assets related to internal-use software used in certain of our hospitals for patient and clinical systems, including software required to meet criteria for meaningful use attestation and ICD-10 compliance. This analysis resulted in management reassessing its usage of certain software products and rationalizing that, with the addition of the HMA hospitals in the first quarter of 2014, those software applications were going to be discontinued and replaced with new applications that better integrate meaningful use and ICD-10 compliance, are more cost effective and can be implemented at a greater efficiency of scale over future implementations. Because of this decision by management, an impairment charge of approximately $24 million was recorded during the six months ended June 30, 2014.

The net results of the above mentioned changes resulted in income (loss) from continuing operations before income taxes increasing $404 million from a loss of $22 million for the six months ended June 30, 2014 to income of $382 million for the six months ended June 30, 2015.

Provision for (benefit from) income taxes from continuing operations increased from a benefit of $23 million for the six months ended June 30, 2014 to a provision of $130 million for the six months ended June 30, 2015 due to the increase in income from continuing operations before income taxes. Our effective tax rates were 34.0% and 103.6% for the six months ended June 30, 2015 and 2014, respectively. The decrease in the Company’s effective tax rate for the six months ended June 30, 2015 when compared to the six months ended June 30, 2014 is primarily related to a disproportionate substantial increase in income from continuing operations before income taxes, when compared to a nominal change in net income attributable to noncontrolling interests for those same periods, which is not tax affected in our consolidated financial statements. Including the expense related to income attributable to noncontrolling interests, the effective tax rate for the six months ended June 30, 2015 and 2014 would have been 38.3% and 35.6%, respectively.

Income from continuing operations, as a percentage of net operating revenues, increased from nominal income of 0% for the six months ended June 30, 2014 to 2.6% for the six months ended June 30, 2015.

Discontinued operations for these periods include the results of operations of certain hospitals owned or leased by us as of June 30, 2015 and 2014, which were classified as being held for sale or sold. The operation of these hospitals resulted in a loss, net of taxes, of $17 million included in discontinued operations during the six months ended June 30, 2015, compared to a loss, net of taxes, of $6 million included in discontinued operations during the six months ended June 30, 2014. An after-tax impairment charge of $2 million was recorded during the six months ended June 30, 2015, based on the difference between the estimated fair value and the carrying value of the assets held for sale, including an allocation of reporting unit goodwill, compared to an impairment charge of $22 million during the six months ended June 30, 2014. In addition, a loss on the sale of hospitals, net of tax, of $1 million was recorded for the six months ended June 30, 2015. Overall, discontinued operations during the six months ended June 30, 2015, consisted of a loss, net of taxes, of $20 million, compared to a loss, net of taxes, of $28 million during the six months ended June 30, 2014.

Net income (loss), as a percentage of net operating revenues, increased from a net loss of 0.3% for the six months ended June 30, 2014 to income of 2.4% for the six months ended June 30, 2015.

Net income attributable to noncontrolling interests, as a percentage of net operating revenues, remained consistent at 0.5% for the six months ended June 30, 2015 and 2014.

Net income (loss) attributable to Community Health Systems, Inc. was $189 million for the six months ended June 30, 2015 compared to a net loss of $70 million for the six months ended June 30, 2014. The increase in net income attributable to Community Health Systems, Inc. is primarily due to a decrease in the loss from early extinguishment of debt, impairment of long-lived assets and discontinued operations, as a percentage of net operating revenues, as discussed above.

Liquidity and Capital Resources

Net cash provided by operating activities decreased $10 million, from approximately $514 million for the six months ended June 30, 2014, to approximately $504 million for the six months ended June 30, 2015. Cash from operating activities reflected the net impact of the increase in net income of $259 million, offset by a $29 million decrease to depreciation and amortization and a decrease of $102 million in the non-cash charges to income primarily related to the loss from early extinguishment of debt and the impairment of hospitals sold or held for sale. Cash from operating activities decreased as a result of net growth in operating assets and liabilities of approximately $138 million, primarily the result of an increase in patient accounts receivable coupled with a decrease in accounts payable, accrued liabilities and income taxes paid. Contributing to the decrease in accrued liabilities is the cash outflow for payment of the previously accrued government settlement and related legal costs of $104 million during the six months ended June 30, 2015. Total cash paid for interest during the six months ended June 30, 2015 was approximately $459 million compared to $352 million for the six months ended June 30, 2014. Approximately $9 million was paid for income taxes for the six months ended June 30, 2015, compared to a net tax refund of $73 million for the six months ended June 30, 2014. Included in net cash provided by operating activities for the six months ended June 30, 2015 was $65 million of cash received for HITECH incentive reimbursements, compared to $87 million received for the six months ended June 30, 2014.

The cash used in investing activities decreased $3.1 billion, from approximately $3.7 billion for the six months ended June 30, 2014 to approximately $512 million for the six months ended June 30, 2015. The decrease in cash used in investing activities was primarily due to a decrease in cash paid for acquisitions of facilities and other related equipment of $3.0 billion as a result of the acquisition of HMA (which owned and operated 71 hospitals at the time of the completion of the HMA merger) during the six months ended June 30, 2014, compared to no hospital acquisitions during the six months ended June 30, 2015, as well as an increase in proceeds from the disposition of hospitals and other ancillary operations of $50 million, an increase in proceeds from the sale of property and equipment of $8 million, a decrease in the net impact of the purchases and sales of available-for-sale securities of $10 million and a decrease in cash used for other investments of $171 million for the six months ended June 30, 2015. These decreases were offset by an increase in the cash used for the purchase of property and equipment of $113 million. Included in cash outflows for other investments for the six months ended June 30, 2015 is approximately $4 million of capital expenditures related to the purchase and implementation of certified EHR technology, including implementation of Cerner software at several hospital locations. The remaining cash outflows for other investments for the six months ended June 30, 2015 consists primarily of purchases and development of other internal-use software and payments made under non-employee physician recruiting agreements of $76 million. We anticipate being able to fund future routine capital expenditures with cash flows generated from operations.

Our net cash used in financing activities was $136 million for the six months ended June 30, 2015, compared to net cash provided by financing activities of $3.2 billion for the six months ended June 30, 2014. The decrease in cash provided by financing activities, in comparison to the prior year, is primarily due to a reduction in our long-term borrowings and issuance of long-term debt totaling $9.1 billion, which was mostly offset by a reduction in the repayments of our long-term debt of $5.6 billion, as a result of financing transactions in 2014 related to the HMA merger. These decreases were offset by an increase in the proceeds from the exercise of stock options of $8 million and a reduction in cash paid for deferred financing costs and other debt-related costs of $239 million.

Capital Expenditures

Cash expenditures for purchases of facilities and other related equipment were $27 million for the six months ended June 30, 2015 compared to $3.0 billion for the six months ended June 30, 2014. Our expenditures during the six months ended June 30, 2015 were primarily related to the purchase of physician practices and other ancillary services. Our expenditures during the six months ended June 30, 2014 were primarily related to the purchase price paid by us in the acquisition of HMA (which owned and operated 71 hospitals at the time of the completion of the HMA merger), the acquisition of two additional hospitals and the purchase of several surgery centers, physician practices and other ancillary services.

Excluding the cost to construct replacement hospitals, our cash expenditures for routine capital for the six months ended June 30, 2015 totaled $394 million compared to $359 million for the six months ended June 30, 2014. These capital expenditures related primarily to the purchase of additional equipment, minor renovations and information systems infrastructure. Costs to construct replacement hospitals totaled $80 million for the six months ended June 30, 2015, compared to $2 million for the six months ended June 30, 2014. The costs to construct replacement hospitals for both the six months ended June 30, 2015 and 2014 represent both planning and construction costs for two replacement hospitals discussed below.

Pursuant to a hospital purchase agreement in effect as of June 30, 2015, we have committed to build a replacement facility in York, Pennsylvania by July 2017. Construction costs, including equipment costs, for the York replacement facility are currently estimated to be approximately $125 million. In addition, in October 2008, after the purchase of the noncontrolling owner’s interest in our Birmingham, Alabama facility, we initiated the purchase of a site, which included a partially constructed hospital structure, for a potential replacement to our existing Birmingham facility. In September 2010, we received approval of our request for a certificate of need, or CON, from the Alabama Certificate of Need Review Board. This CON was challenged in the Alabama state circuit and appellate courts, but the CON was upheld by the Supreme Court of Alabama in May 2013, eliminating any further appeals. Our estimated construction costs, including the acquisition of the site and equipment costs, are approximately $300 million for the Birmingham replacement facility. We anticipate completion of this replacement hospital in the fourth quarter of 2015.

Capital Resources

Net working capital was approximately $2.3 billion at June 30, 2015, compared to $2.0 billion at December 31, 2014, an increase of $293 million, primarily the result of an increase in patient accounts receivable, decreases in accounts payable, accrued interest and employee compensation liabilities, and partially offset by decreases in cash.

We have senior secured financing under a credit facility with a syndicate of financial institutions led by Credit Suisse, as administrative agent and collateral agent. In connection with the HMA merger, we and CHS entered into a third amendment and restatement of its Credit Facility, providing for additional financing and recapitalization of certain of our term loans, including (i) the replacement of the revolving credit facility with a new $1.0 billion revolving facility maturing in 2019, or Revolving Facility, (ii) the addition of a new $1.0 billion Term A facility due 2019, or the Term A Facility, (iii) a Term D facility in an aggregate principal amount equal to approximately $4.6 billion due 2021 (which included certain term C loans that were converted into such Term D facility (collectively, the Term D Facility)), (iv) the conversion of certain term C loans into Term E Loans and the borrowing of new Term E Loans in an aggregate principal amount of approximately $1.7 billion due 2017 and (v) the addition of flexibility commensurate with the our post-acquisition structure. In addition to funding a portion of the consideration in connection with the HMA merger, some of the proceeds of the Term A Facility and Term D Facility were used to refinance the outstanding $637 million existing term A facility due 2016 and the $60 million of term B loans due 2014, respectively. The Revolving Facility includes a subfacility for letters of credit. On March 9, 2015, CHS entered into Amendment No. 1 and Incremental Term Loan Assumption Agreement to refinance the existing Term E Loans due 2017 into Term F Loans due 2018, in an original aggregated principal amount of $1.7 billion. On May 18, 2015, CHS entered into an Incremental Term Loan Assumption Agreement to provide for a new $1.6 billion incremental Term G facility and a new approximately $2.9 billion incremental Term H facility. The proceeds of the Term G facility and Term H facility were used to repay the Company’s existing Term D facility in full.

The loans under the Credit Facility bear interest on the outstanding unpaid principal amount at a rate equal to an applicable percentage plus, at our option, either (a) an Alternate Base Rate (as defined) determined by reference to the greater of (1) the Prime Rate (as defined) announced by Credit Suisse or (2) the Federal Funds Effective Rate (as defined) plus 0.5% or (3) the adjusted LIBOR rate on such day for a three-month interest period commencing on the second business day after such day plus 1% or (b) LIBOR. Loans in respect of the Revolving Facility and the Term A Facility will accrue interest at a rate per annum initially equal to LIBOR plus 2.75%, in the case of LIBOR borrowings, and Alternate Base Rate plus 1.75%, in the case of Alternate Base Rate borrowings. In addition, the margin in respect of the Revolving Facility and the Term A Facility will be subject to adjustment determined by reference to a leverage-based pricing grid. Loans in respect of the Term F Facility will accrue interest at a rate per annum equal to LIBOR plus 3.25%, in the case of LIBOR borrowings, and Alternate Base Rate plus 2.25%, in the case of Alternate Base Rate Borrowings. The Term G Loan and Term H Loan will accrue interest at a rate per annum equal to LIBOR plus 2.75% and 3.00%, respectively, in the case of LIBOR borrowings, and Alternate Base Rate plus 1.75% and 2.00%, respectively, in the case of Alternate Base Rate Borrowings. The Term G Loan and the Term H Loan are subject to a 1.00% LIBOR floor and a 2.00% Alternate Base Rate floor.

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

The Credit Facility contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting our and our subsidiaries’ ability, subject to certain exception, to, among other things, (1) declare dividends, make distributions or redeem or repurchase capital stock, (2) prepay, redeem or repurchase other debt, (3) incur liens or grant negative pledges, (4) make loans and investments and enter into acquisitions and joint ventures, (5) incur additional indebtedness or provide certain guarantees, (6) make capital expenditures, (7) engage in mergers, acquisitions and asset sales, (8) conduct transactions with affiliates, (9) alter the nature of our businesses, (10) grant certain guarantees with respect to physician practices, (11) engage in sale and leaseback transactions or (12) change our fiscal year. We and our subsidiaries are also required to comply with specified financial covenants (consisting of a maximum secured net leverage ratio and an interest coverage ratio) and various affirmative covenants. We were in compliance with all such covenants at June 30, 2015.

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

As of June 30, 2015, the availability for additional borrowings under our Credit Facility was $1.0 billion pursuant to the Revolving Facility, of which $83 million was set aside for outstanding letters of credit. We believe that these funds, along with internally generated cash and continued access to the bank credit and capital markets, will be sufficient to finance future acquisitions, capital expenditures and working capital requirements during the next 12 months.

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

On November 22, 2011, CHS completed its offering of $1.0 billion aggregate principal amount of 8% Senior Notes due 2019, which were issued in a private placement. On March 21, 2012, CHS completed the secondary offering of $1.0 billion aggregate principal amount of 8% Senior Notes, which were issued in a private placement (at a premium of 102.5%). The net proceeds from these issuances were used to finance the purchase of approximately $1.85 billion aggregate principal amount of CHS’ then outstanding 8 7⁄8% Senior Notes, to pay related fees and expenses and for general corporate purposes.

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

On March 21, 2012, through certain of its subsidiaries, CHS entered into an accounts receivable loan agreement, or the Receivables Facility, with a group of lenders and banks, Credit Agricolé Corporate and Investment Bank, as a managing agent and as the administrative agent, and The Bank of Nova Scotia, as a managing agent. On March 7, 2013, CHS and certain of its subsidiaries amended the Receivables Facility to add an additional managing agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd., to increase the size of the facility from $300 million to $500 million and to extend the scheduled termination date. Additional subsidiaries also agreed to participate in the Receivables Facility as of that date. On June 30, 2014, CHS and certain of its subsidiaries amended the Receivables Facility to increase the size of the facility from $500 million to $700 million and to extend the scheduled termination date. Additional subsidiaries also agreed to participate in the Receivables Facility as of that date. The existing and future non-self pay patient-related accounts receivable, or the Receivables, for certain hospitals of CHS and its subsidiaries serve as collateral for the outstanding borrowings under the Receivables Facility. The interest rate on the borrowings is based on the commercial paper rate plus an applicable interest rate spread. Unless earlier terminated or subsequently extended pursuant to its terms, the Receivables Facility will expire on March 21, 2017, subject to customary termination events that could cause an early termination date. CHS maintains effective control over the Receivables because, pursuant to the terms of the Receivables Facility, the Receivables are sold from certain of CHS’ subsidiaries to CHS, and CHS then sells or contributes the Receivables to a special-purpose entity that is wholly-owned by CHS. The wholly-owned special-purpose entity in turn grants security interests in the Receivables in exchange for borrowings obtained from the group of third-party lenders and banks of up to $700 million outstanding from time to time based on the availability of eligible Receivables and other customary factors. The group of third-party lenders and banks do not have recourse to CHS or its subsidiaries beyond the assets of the wholly-owned special-purpose entity that collateralizes the loan. The Receivables and other assets of the wholly-owned special-purpose entity will be available first and foremost to satisfy the claims of the creditors of such entity. The outstanding borrowings pursuant to the Receivables Facility at June 30, 2015 totaled $606 million and are classified as long-term debt on the condensed consolidated balance sheet. At June 30, 2015, the carrying amount of Receivables included in the Receivables Facility totaled approximately $1.3 billion and is included in patient accounts receivable on the condensed consolidated balance sheet.

We are in the process of transitioning all of our hospitals to the ICD-10 coding system, which is required of all healthcare providers covered by the Health Insurance Portability and Accountability Act (“HIPAA”). This transition involves a significant focus on our technology and information systems, as well as costs related to training of hospital employees and providers and corporate support staff involved with coding and billing. As noted in the risk factors in our 2014 Form 10-K, the potential for delay in billing and collection on patient receivables resulting from these changes or from new payment systems and processes implemented by third-party payors could have an adverse effect on the quality of receivables that serve as collateral under the Receivables Facility, resulting in a potential default or repayment of outstanding borrowings. Should such a repayment of borrowings under the Receivables Facility be required, we have availability, and expect to continue to have availability, under the Revolving Facility to provide sufficient financial resources and liquidity to fund the repayment.

As of June 30, 2015, we are currently a party to the following interest rate swap agreements to limit the effect of changes in interest rates on approximately 16.8% of our variable rate debt. On each of these swaps, we receive a variable rate of interest based on the three-month LIBOR, in exchange for the payment by us of a fixed rate of interest. We currently pay, on a quarterly basis, interest on the Revolving Facility and the Term A Facility at a rate per annum equal to LIBOR plus 2.75%. Loans in respect of the Term F Facility accrue interest at a rate per annum equal to LIBOR plus 3.25%. The Term G Loan and Term H Loan accrue interest at a rate per annum equal to LIBOR plus 2.75% and 3.00%, respectively, in the case of LIBOR borrowings, and Alternate Base Rate plus 1.75% and 2.00%, respectively, in the case of Alternate Base Rate Borrowings. The Term G Loan and the Term H Loan are subject to a 1.00% LIBOR floor and a 2.00% Alternate Base Rate floor.

Swap #	Notional Amount (in millions)	Fixed Interest Rate	Termination Date	Fair Value (in millions)
1	$300	3.447%	August 6, 2016	$10
2	100	3.401%	August 19, 2016	3
3	200	3.429%	August 19, 2016	6
4	200	3.500%	August 30, 2016	7
5	100	3.005%	November 30, 2016	3
6	200	2.055%	July 25, 2019	4
7	200	2.059%	July 25, 2019	4
8	400	1.882%	August 30, 2019	-	(1)
9	200	2.515%	August 30, 2019	5	(1)
10	200	2.613%	August 30, 2019	6	(2)
11	300	2.041%	August 30, 2020	-	(1)
12	300	2.738%	August 30, 2020	9	(1)
13	300	2.892%	August 30, 2020	11	(2)
14	300	2.363%	January 27, 2021	1	(3)
15	200	2.368%	January 27, 2021	1	(3)

(1)	This interest rate swap becomes effective August 28, 2015.
(2)	This interest rate swap becomes effective August 30, 2015.
(3)	This interest rate swap becomes effective February 29, 2016.

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

On May 6, 2015, we filed a universal automatic shelf registration statement on Form S-3ASR that will permit us, from time to time, in one or more public offerings, to offer debt securities, common stock, preferred stock, warrants, depositary shares, or any combination of such securities. The shelf registration statement will also permit our subsidiary, CHS, to offer debt securities that would be guaranteed by us, from time to time in one or more public offerings. The terms of any such future offerings would be established at the time of the offering.

The ratio of earnings to fixed charges is a measure of our ability to meet our fixed obligations related to our indebtedness. The following table shows the ratio of earnings to fixed charges for the six months ended June 30, 2015:

Six Months Ended June 30, 2015
Ratio of earnings to fixed charges (1)	1.67x

(1)	Fixed charges include interest expensed and capitalized during the year plus an estimate of the interest component of rent expense. There are no shares of preferred stock outstanding. See Exhibit 12.1 filed as part of this Report for the calculation of this ratio.

Off-balance Sheet Arrangements

In the past, we have utilized operating leases as a financing tool for obtaining the operations of specified hospitals without acquiring, through ownership, the related assets of the hospital and without a significant outlay of cash at the front end of the lease. We utilize the same operating strategies to improve operations at those hospitals held under operating leases as we do at those hospitals that we own. We have not entered into any new operating leases for hospital operations since December 2000. At June 30, 2015, we operated three hospitals under operating leases that had an immaterial impact on our consolidated operating results from continuing operations. The terms of the operating leases we currently have in place expire between December 2020 and June 2028, not including lease extension options. If we allow these leases to expire, we would no longer generate revenues nor incur expenses from these hospitals.

Noncontrolling Interests

We have sold noncontrolling interests in certain of our subsidiaries or acquired subsidiaries with existing noncontrolling interest ownership positions. In conjunction with the HMA merger, we acquired 29 hospitals containing minority ownership interests ranging from less than 1% to 40%. We do not believe the minority ownership interests acquired in the HMA merger are material to our financial position or results of operations. In addition, effective November 1, 2014, we acquired from Novant Health, Inc., or Novant, its 30% noncontrolling interest in Lake Norman Regional Medical Center for $150 million pursuant to a change in control provision in the operating agreement that was triggered with the HMA merger. As of June 30, 2015, we have hospitals in 33 of the markets we serve, with noncontrolling physician ownership interests ranging from less than 1% to 40%, including one hospital that also has a non-profit entity as a partner. In addition, we have 9 other hospitals with noncontrolling interests owned by non-profit entities. Redeemable noncontrolling interests in equity of consolidated subsidiaries was $524 million and $531 million as of June 30, 2015 and December 31, 2014, respectively, and noncontrolling interests in equity of consolidated subsidiaries was $83 million and $80 million as of June 30, 2015 and December 31, 2014, respectively. The amount of net income attributable to noncontrolling interests was $23 million and $28 million for the three months ended June 30, 2015 and 2014, respectively, and $43 million for each of the six-month periods ended June 30, 2015 and 2014. As a result of the change in the Stark Law “whole hospital” exception included in the Reform Legislation, we are not permitted to introduce physician ownership at any of our wholly-owned hospital facilities or increase the aggregate percentage of physician ownership in any of our existing hospital joint ventures in excess of the aggregate physician ownership level held at the time of the adoption of the Reform Legislation.

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

Third-party Reimbursement

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. Contractual allowances are automatically calculated and recorded through our internally developed “automated contractual allowance system.” Within the automated system, actual Medicare DRG data and payors’ historical paid claims data are utilized to calculate the contractual allowances. This data is automatically updated on a monthly basis. All hospital contractual allowance calculations are subjected to monthly review by management to ensure reasonableness and accuracy. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at operating revenues (net of contractual allowances and discounts). The process of estimating contractual allowances requires us to estimate the amount expected to be received based on payor contract provisions. The key assumption in this process is the estimated contractual reimbursement percentage, which is based on payor classification and historical paid claims data. Due to the complexities involved in these estimates, actual payments we receive could be different from the amounts we estimate and record. If the actual contractual reimbursement percentage under government programs and managed care contracts differed by 1% at June 30, 2015 from our estimated reimbursement percentage, net income for the six months ended June 30, 2015 would have changed by approximately $77 million, and net accounts receivable at June 30, 2015 would have changed by $123 million. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues and net income by an insignificant amount in each of the three-month and six-month periods ended June 30, 2015 and 2014.

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

Collections are impacted by the economic ability of patients to pay and the effectiveness of our collection efforts. Significant changes in payor mix, business office operations, economic conditions or trends in federal and state governmental healthcare coverage could affect our collection of accounts receivable and are considered in our estimates of accounts receivable collectability. If the actual collection percentage differed by 1% at June 30, 2015 from our estimated collection percentage as a result of a change in expected recoveries, net income for the six months ended June 30, 2015 would have changed by $49 million, and net accounts receivable at June 30, 2015 would have changed by $77 million. We also continually review our overall reserve adequacy by monitoring historical cash collections as a percentage of trailing net revenue less provision for bad debts, as well as by analyzing current period net revenue and admissions by payor classification, aged accounts receivable by payor, days revenue outstanding, the composition of self-pay receivables between pure self-pay patients and the patient responsibility portion of third-party insured receivables and the impact of recent acquisitions and dispositions.

With limited exceptions for recently acquired hospitals, our policy is to write-off gross accounts receivable if the balance is under $10.00 or when such amounts are placed with outside collection agencies. We believe this policy accurately reflects our ongoing collection efforts and is consistent with industry practices. We had approximately $4.3 billion and $4.0 billion at June 30, 2015 and December 31, 2014, respectively, being pursued by various outside collection agencies. We expect to collect less than 3%, net of estimated collection fees, of the amounts being pursued by outside collection agencies. As these amounts have been written-off, they are not included in our gross accounts receivable or our allowance for doubtful accounts. Collections on amounts previously written-off are recognized as a reduction to bad debt expense when received. However, we take into consideration estimated collections of these future amounts written-off in evaluating the reasonableness of our allowance for doubtful accounts.

All of the following information is derived from our hospitals, excluding clinics, unless otherwise noted.

Patient accounts receivable from our hospitals represent approximately 95% of our total consolidated accounts receivable.

Days revenue outstanding was 65 days at June 30, 2015 and 63 days at December 31, 2014. Our target range for days revenue outstanding is from 53 to 63 days.

Total gross accounts receivable (prior to allowance for contractual adjustments and doubtful accounts) was approximately $19.2 billion as of June 30, 2015 and approximately $18.0 billion as of December 31, 2014.

The approximate percentage of total gross accounts receivable (prior to allowances for contractual adjustments and doubtful accounts) summarized by payor is as follows:

	June 30,	December 31,
	2015	2014
Insured receivables	60.7%	61.9%
Self-pay receivables	39.3	38.1

Total	100.0%	100.0%

For the hospital segment, the combined total of the allowance for doubtful accounts for self-pay accounts receivable and related allowances for other self-pay discounts and contractuals, as a percentage of gross self-pay receivables, was approximately 87% at both June 30, 2015 and December 31, 2014. If the receivables that have been written-off, but where collections are still being pursued by outside collection agencies, were included in both the allowances and gross self-pay receivables specified above, the percentage of combined allowances to total self-pay receivables would have been approximately 92% at June 30, 2015 and 91% at December 31, 2014.

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

There have been no significant changes in our estimate of the reserve for professional liability claims during the three and six months ended June 30, 2015.

Income Taxes

We must make estimates in recording provision for income taxes, including determination of deferred tax assets and deferred tax liabilities and any valuation allowances that might be required against the deferred tax assets. We believe that future income will enable us to realize certain deferred tax assets, subject to the valuation allowance we have established.

The total amount of unrecognized benefit that would impact the effective tax rate, if recognized, was approximately $5 million as of June 30, 2015. A total of approximately $2 million of interest and penalties is included in the amount of liability for uncertain tax positions at June 30, 2015. It is our policy to recognize interest and penalties related to unrecognized benefits in our condensed consolidated statements of income as income tax expense.

It is possible the amount of unrecognized tax benefit could change in the next 12 months as a result of a lapse of the statute limitations and settlements with taxing authorities; however, we do not anticipate the change will have a material impact on our consolidated results of operations or consolidated financial position.

We, or one of our subsidiaries, file income tax returns in the United States federal jurisdiction and various state jurisdictions. We have extended the federal statute of limitations through December 31, 2015 for Triad for the tax periods ended December 31, 1999, December 31, 2000, April 30, 2001, June 30, 2001, December 31, 2001, December 31, 2002, December 31, 2003, December 31, 2004, December 31, 2005, December 31, 2006 and July 25, 2007. With few exceptions, we are no longer subject to state income tax examinations for years prior to 2011. Our federal income tax returns for the 2009 and 2010 tax years are currently under examination by the Internal Revenue Service. We believe the results of these examinations will not be material to its consolidated results of operations or consolidated financial position. We have extended the federal statute of limitations through June 30, 2016 for Community Health Systems, Inc. for the tax periods ended December 31, 2007, 2008, 2009 and 2010, and through September 6, 2015 for the tax period ended December 31, 2011.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2014-08, which changes the requirements for reporting discontinued operations. A discontinued operation continues to include a component of an entity or a group of components of an entity, or a business activity. However, in a shift reflecting stakeholder concerns that too many disposals of small groups of assets that are recurring in nature qualified for reporting as discontinued operations, a disposal of a component of an entity or a group of components of an entity will be required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. A business or nonprofit activity that, on acquisition, meets the criteria to be classified as held for sale will still be a discontinued operation. Additional disclosures will be required for significant components of the entity that are disposed of or are held for sale but do not qualify as discontinued operations. This ASU is effective for fiscal years beginning after December 15, 2014 and is to be applied on a prospective basis for disposals or components initially classified as held for sale after that date. We adopted this ASU on January 1, 2015 and the adoption did not have a material impact on our consolidated financial position, results of operations and cash flows as of and for the three and six months ended June 30, 2015.

In May 2014, the FASB issued ASU 2014-09, which outlines a single comprehensive model for recognizing revenue and supersedes most existing revenue recognition guidance, including guidance specific to the healthcare industry. This ASU provides companies the option of applying a full or modified retrospective approach upon adoption. This ASU is effective for fiscal years beginning after December 15, 2016. However, the FASB recently issued a proposed ASU that would defer the effective date by one year, with early adoption permitted for annual periods beginning after December 15, 2016. Assuming final issuance of this ASU, we expect to adopt this ASU on January 1, 2018 and are currently evaluating our plan for adoption and the impact on our revenue recognition policies, procedures and control framework and the resulting impact on our consolidated financial position, results of operations and cash flows.

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

FORWARD-LOOKING STATEMENTS

Some of the matters discussed in this Report include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “thinks,” and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include the following:

•	general economic and business conditions, both nationally and in the regions in which we operate,

•	implementation, effect of, and changes to, adopted and potential federal and state healthcare reform legislation and other federal, state or local laws or regulations affecting the healthcare industry,

•	the extent to which states support increases, decreases or changes in Medicaid programs, implement healthcare exchanges or alter the provision of healthcare to state residents through regulation or otherwise,

•	risks associated with our substantial indebtedness, leverage and debt service obligations,

•	demographic changes,

•	changes in, or the failure to comply with, governmental regulations,

•	potential adverse impact of known and unknown government investigations, audits, and Federal and State False Claims Act litigation and other legal proceedings,

•	our ability, where appropriate, to enter into and maintain managed care provider arrangements and the terms of these arrangements, which may be further impacted by the consolidation of managed care companies,

•	changes in, or the failure to comply with, managed care provider contracts, which could result in, among other things, disputes and changes in reimbursements, both prospectively and retroactively,

•	changes in inpatient or outpatient Medicare and Medicaid payment levels,

•	the effects related to the continued implementation of the sequestration spending reductions and the potential for future deficit reduction legislation,

•	increases in the amount and risk of collectability of patient accounts receivable, including the impact of the adoption of ICD-10,

•	the efforts of insurers, healthcare providers and others to contain healthcare costs,

•	our ongoing ability to demonstrate meaningful use of certified electronic health record technology and recognize income for the related Medicare or Medicaid incentive payments,

•	increases in wages as a result of inflation or competition for highly technical positions and rising supply costs due to market pressure from pharmaceutical companies and new product releases,

•	liabilities and other claims asserted against us, including self-insured malpractice claims,

•	competition,

•	our ability to attract and retain, at reasonable employment costs, qualified personnel, key management, physicians, nurses and other healthcare workers,

•	trends toward treatment of patients in less acute or specialty healthcare settings, including ambulatory surgery centers or specialty hospitals,

•	changes in medical or other technology,

•	changes in U.S. GAAP,

•	the availability and terms of capital to fund additional acquisitions or replacement facilities or other capital expenditures,

•	our ability to successfully make acquisitions or complete divestitures,

•	our ability to successfully integrate any acquired hospitals, including those of HMA, or to recognize expected synergies from acquisitions,

•	the impact of the acquisition of HMA on third-party relationships,

•	the impact of seasonal severe weather conditions,

•	our ability to obtain adequate levels of general and professional liability insurance,

•	timeliness of reimbursement payments received under government programs,

•	effects related to outbreaks of infectious diseases,

•	the impact of the external, criminal cyber-attack suffered by us in the second quarter of 2014, including potential reputational damage, the outcome of our investigation and any potential governmental inquiries, the outcome of litigation filed against us in connection with this cyber-attack, and the extent of remediation costs and additional operating or other expenses that we may continue to incur, and the impact of potential future cyber-attacks or security breaches,

•	the timing and completion of the planned spin-off,

•	the effects of the planned spin-off on our business, including our ability to achieve the anticipated benefits of the spin-off, and

•	the other risk factors set forth in our 2014 Form 10-K and our other public filings with the SEC.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate changes, primarily as a result of our Credit Facility which bears interest based on floating rates. In order to manage the volatility relating to the market risk, we entered into interest rate swap agreements described under the heading “Liquidity and Capital Resources” in Part I, Item 2 of this Quarterly Report on Form 10-Q. We utilize risk management procedures and controls in executing derivative financial instrument transactions. We do not execute transactions or hold derivative financial instruments for trading purposes. Derivative financial instruments related to interest rate sensitivity of debt obligations are used with the goal of mitigating a portion of the exposure when it is cost effective to do so. As of June 30, 2015, our approximately $1.3 billion notional amount of interest rate swap agreements outstanding represented approximately 16.8% of our variable rate debt.

A 1% change in interest rates on variable rate debt in excess of that amount covered by interest rate swaps would have resulted in interest expense fluctuating approximately $17 million and $15 million for the three months ended June 30, 2015 and 2014, respectively, and $33 million and $26 million for the six months ended June 30, 2015 and 2014, respectively.

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

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2015 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II OTHER INFORMATION

Item 1.   Legal Proceedings

From time to time, we receive inquiries or subpoenas from state regulators, state Medicaid Fraud Control units, fiscal intermediaries, the Centers for Medicare and Medicaid Services and the Department of Justice regarding various Medicare and Medicaid issues. In addition to the matters discussed below, we are currently responding to subpoenas and administrative demands concerning (a) certain cardiology procedures, medical records and policies at a New Mexico hospital, (b) a civil investigative demand concerning cardiology devices at a Pennsylvania hospital, (c) a subpoena for financial arrangements and medical records related to wound care services at one of our Florida hospitals and (d) an inquiry regarding a sleep lab at a Louisiana hospital. In addition, we are subject to other claims and lawsuits arising in the ordinary course of our business. Based on current knowledge, management does not believe that loss contingencies arising from pending legal, regulatory and governmental matters, including the matters described herein, will have a material adverse effect on the consolidated financial position or liquidity of the Company. However, in light of the inherent uncertainties involved in pending legal, regulatory and governmental matters, some of which are beyond our control, and the very large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to our results of operations or cash flows for any particular reporting period. Settlements of suits involving Medicare and Medicaid issues routinely require both monetary payments as well as corporate integrity agreements. Additionally, qui tam or “whistleblower” actions initiated under the civil False Claims Act may be pending but placed under seal by the court to comply with the False Claims Act’s requirements for filing such suits. In September 2014, the Criminal Division of the United States Department of Justice, or DOJ, announced that all qui tam cases will be shared with their Division to determine if a parallel criminal investigation should be opened. The Criminal Division has also frequently stated an intention to pursue corporations in criminal prosecutions. From time to time, we detect issues of non-compliance with Federal healthcare laws pertaining to claims submission and reimbursement practices and/or financial relationships with physicians. We avail ourselves of various mechanisms to address potential overpayments arising out of these issues, including repayment of claims, rebilling of claims, and participation in voluntary disclosure protocols offered by the Centers for Medicare and Medicaid Services and the Office of the Inspector General. Participating in voluntary repayments and voluntary disclosure protocols can have the potential for significant settlement obligations or even enforcement action.

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

Implantable Cardioverter Defibrillators (ICDs). We were first made aware of this investigation in September 2010, when we received a letter from the Civil Division of the DOJ. The letter advised us that an investigation was being conducted to determine whether certain hospitals have improperly submitted claims for payment for ICDs. The period of time covered by the investigation was 2003 to 2010. We have reached an agreement in principle to settle this matter.

Shareholder Litigation

Class Action Shareholder Federal Securities Cases. Three purported class action cases have been filed in the United States District Court for the Middle District of Tennessee; namely, Norfolk County Retirement System v. Community Health Systems, Inc., et al., filed May 9, 2011; De Zheng v. Community Health Systems, Inc., et al., filed May 12, 2011; and Minneapolis Firefighters Relief Association v. Community Health Systems, Inc., et al., filed June 21, 2011. All three seek class certification on behalf of purchasers of our common stock between July 27, 2006 and April 11, 2011 and allege that misleading statements resulted in artificially inflated prices for our common stock. In December 2011, the cases were consolidated for pretrial purposes and NYC Funds and its counsel were selected as lead plaintiffs/lead plaintiffs’ counsel. Our motion to dismiss this case has been fully briefed and remains pending before the court. The original district court judge has recused himself; in an order dated May 27, 2015, the new judge continued the discovery stay pending her ruling on our motion to dismiss. We believe this consolidated matter is without merit and will vigorously defend this case.

Shareholder Derivative Actions. Three purported shareholder derivative actions have also been filed in the United States District Court for the Middle District of Tennessee; Plumbers and Pipefitters Local Union No. 630 Pension Annuity Trust Fund v. Wayne T. Smith, et al., filed May 24, 2011; Roofers Local No. 149 Pension Fund v. Wayne T. Smith, et al., filed June 21, 2011; and Lambert Sweat v. Wayne T. Smith, et al., filed October 5, 2011. These three cases allege breach of fiduciary duty arising out of allegedly improper inpatient admission practices, mismanagement, waste and unjust enrichment. These cases have been consolidated into a single, consolidated action. The plaintiffs filed an operative amended derivative complaint in these three consolidated actions on March 15, 2012. Our motion to dismiss was argued on June 13, 2013. On September 27, 2013, the court issued an order granting in part and denying in part our motion to dismiss. An initial case management order was entered on November 11, 2014, but no trial date has been set. Discovery has now begun. We believe all of the plaintiffs’ claims are without merit and will vigorously defend them.

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

Qui Tam Cases – Government Declined Intervention

On June 2, 2011, an order was entered unsealing a relator’s qui tam complaint in the matter of U.S. ex rel. Wood M. Deming, MD, individually and on behalf of Regional Cardiology Consultants, PC v. Jackson-Madison County General Hospital, an Affiliate of West Tennessee Healthcare, Regional Hospital of Jackson, a Division of Community Health Systems Professional Services Corporation, James Moss, individually, Timothy Puthoff, individually, Joel Perchik, MD, individually, and Elie H. Korban, MD, individually. The action is pending in the Western District of Tennessee, Jackson Division. Regional Hospital of Jackson is an affiliated hospital and Mr. Puthoff is a former chief executive officer there. The Order recited that the United States had elected to intervene to a limited degree only concerning the claims against Dr. Korban for false and fraudulent billing for allegedly unnecessary stent procedures and for causing the submission of false claims by the hospitals. On July 28, 2011, we were served by the relator. On June 12, 2013, the government and Dr. Korban filed an advisory that they had reached a “handshake” settlement of all claims pled by the government. On December 17, 2013, the government filed a notice of settlement with Dr. Korban. We have settled this matter with only relators’ claim for attorney fees remaining outstanding.

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

Commercial Litigation and Other Lawsuits

Becker v. Community Health Systems, Inc. d/b/a Community Health Systems Professional Services Corporation d/b/a Community Health Systems d/b/a Community Health Systems PSC, Inc. d/b/a Rockwood Clinic P.S. and Rockwood Clinic, P.S. (Superior Court, Spokane, Washington). This suit was filed on February 29, 2012, by a former chief financial officer at Rockwood Clinic in Spokane, Washington. Becker claims he was wrongfully terminated for allegedly refusing to certify a budget for Rockwood Clinic in 2012. On February 29, 2012, he also filed an administrative complaint with the Department of Labor, Occupational Safety and Health Administration alleging that he is a whistleblower under Sarbanes-Oxley, which was dismissed by the agency and has now been appealed to an administrative law judge for a hearing on January 19, 2016. At a hearing on July 27, 2012, the court dismissed Community Health Systems, Inc. from this case and subsequently certified the case for an interlocutory appeal of the denial to dismiss his employer and the management company. The appellate court accepted the interlocutory appeal, and it was argued on April 30, 2014. On August 14, 2014, the court denied our appeal. On October 20, 2014, we filed a petition to review the denial with the Washington Supreme Court. Our appeal was accepted and oral argument was heard on June 9, 2015 and is currently under advisement. We are vigorously defending this action.

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

We have incurred certain expenses to remediate and investigate this matter, and expect to continue to incur expenses of this nature in the foreseeable future. In addition, multiple purported class action lawsuits have been filed against the Company and certain subsidiaries. These lawsuits allege that sensitive information was unprotected and inadequately encrypted by the Company. The plaintiffs claim breach of contract and other theories of recovery, and are seeking damages, as well as restitution for any identity theft. On February 4, 2015, the United States Judicial Panel on Multidistrict Litigation ordered the transfer of the purported class actions pending outside of the District Court for the Northern District of Alabama to the District Court for the Northern District of Alabama for coordinated or consolidated pretrial proceedings. A consolidated complaint has now been filed and we have until August 31, 2015 to respond. At this time, we are unable to predict the outcome of this litigation or determine the potential impact, if any, that could result from this litigation, but we intend to vigorously defend these lawsuits. This matter may subject the Company to additional litigation, potential governmental inquiries, potential reputational damage, and additional remediation, operating and other expenses.

Suit Under California Insurance Code. People of the State of California, ex rel. Liberty Mutual Insurance Corporation et. al. v. CPH Hospital Management, LLC, et. al. This case is a whistleblower suit under California Insurance Fraud Prevention Act and California Unfair Competition Act brought by 57 workers’ compensation insurance companies alleging 17 hospitals, 15 orthopedic doctors and numerous other entities conspired to fraudulently mark up the pricing for non-FDA approved and counterfeit orthopedic pedicle screws and paid kick-backs to doctors to use the screws. Abilene Medical Center, Abilene, Texas is our only affiliated entity named in the suit. We believe all of the plaintiffs’ claims are without merit as to our affiliate and will vigorously defend this case.

Certain Legal Proceedings Related to HMA

Medicare/Medicaid Billing Lawsuits

On January 11, 2010, HMA and one of its subsidiaries were named in a qui tam lawsuit entitled U.S. ex rel. J. Michael Mastej v. Health Management Associates, Inc. et al. in the United States District Court for the Middle District of Florida, Tampa Division. The plaintiff’s complaint alleged that, among other things, the defendants erroneously submitted claims to Medicare and that those claims were falsely certified to be in compliance with Section 1877 of the Social Security Act of 1935 (commonly known as the “Stark law”) and the Anti-Kickback Statute. The plaintiff’s complaint further alleged that the defendants’ conduct violated the False Claims Act. The plaintiff seeks recovery of all Medicare and Medicaid reimbursement that the defendants received as a result of the alleged false certifications and treble damages under the False Claims Act, as well as a civil penalty for each Medicare and Medicaid claim supported by such alleged false certifications. On August 18, 2010, the plaintiff filed a first amended complaint that was similar to the original complaint. On February 23, 2011, the case was transferred to the United States District Court for the Middle District of Florida, Fort Myers Division. On May 5, 2011, the plaintiff filed a second amended complaint, which was similar to the first amended complaint. On May 17, 2011, the defendants moved to dismiss the second amended complaint for failure to state a claim with the particularity required and failure to state a claim upon which relief can be granted. On January 26, 2012, the United States gave notice of its decision not to intervene in this lawsuit. On February 16, 2012, the court granted the defendants’ motion to dismiss, without prejudice. The court’s order permitted the plaintiff to file an amended complaint. On March 8, 2012, the plaintiff filed a third amended complaint, which was similar to the first amended complaint and the second amended complaint. On March 26, 2012, the defendants moved to dismiss the third amended complaint on the same bases set forth in earlier motions to dismiss. On March 19, 2013, the United States District Court for the Middle District of Florida, Tampa Division, dismissed the third amended complaint with prejudice. On March 28, 2013, the United States of America filed a motion to clarify that the dismissal with prejudice did not relate to the United States. On April 4, 2013, the defendants filed an opposition to the United States’ motion for clarification. The Government’s motion remains pending at this time. The case was appealed by Mastej to the Eleventh Circuit Court of Appeals and on October 30, 2014 the appellate court affirmed the dismissal of part of the case and reversed the dismissal of part of the case. The relator sought further relief from the United States Supreme Court, which was denied on June 1, 2015. The case has been remanded to the district court for further proceedings. We intend to vigorously defend HMA and its subsidiary against the allegations in this matter.

Beginning during the week of December 16, 2013 eleven qui tam lawsuits filed by private individuals against HMA were unsealed in various United States district courts. The United States has elected to intervene in all or part of eight of these matters; namely U.S. ex rel. Craig Brummer v. Health Management Associates, Inc. et al. (Middle District Georgia) (“Brummer”); U.S. ex rel. Ralph D. Williams v. Health Management Associates, Inc. et al. (Middle District Georgia) (“Williams”); U.S. ex rel. Scott H. Plantz, M.D. et al. v. Health Management Associates, Inc., et al. (Northern District Illinois) (“Plantz”); U.S. ex rel. Thomas L. Mason, M.D. et al. v. Health Management Associates, Inc. et al. (Western District North Carolina) (“Mason”); U.S. ex rel. Jacqueline Meyer, et al. v. Health Management Associates, Inc., Gary Newsome et al. (“Jacqueline Meyer”) (District of South Carolina); U.S. ex rel. George Miller, et al. v. Health Management Associates, Inc. (Eastern District of Pennsylvania) (“Miller”); U.S. ex rel. Bradley Nurkin v. Health Management Associates, Inc. et al. (Middle District of Florida) (“Nurkin”); and U.S. ex rel. Paul Meyer v. Health Management Associates, Inc. et al. (Southern District Florida) (“Paul Meyer”). The United States has elected to intervene with respect to allegations in these cases that certain HMA hospitals inappropriately admitted patients and then submitted reimbursement claims for treating those individuals to federal healthcare programs in violation of the False Claims Act or that certain HMA hospitals had inappropriate financial relationships with physicians which violated the Stark law, the Anti-Kickback Statute, and the False Claims Act. Certain of these complaints also allege the same actions violated various state laws which prohibit false claims. The United States has declined to intervene in three of the eleven matters, namely U.S. ex rel. Anita France, et al. v. Health Management Associates, Inc. (Middle District Florida) (“France”) which involved allegations of wrongful billing and was settled; U.S. ex rel. Sandra Simmons v. Health Management Associates, Inc. et al. (Eastern District Oklahoma) (“Simmons”) which alleges unnecessary surgery by an employed physician and which was settled as to all allegations except alleged wrongful termination; and U.S. ex rel. David Napoliello, M.D. v. Health Management Associates, Inc. (Middle District Florida) (“Napoliello”) which alleges inappropriate admissions. On April 3, 2014, the Multi District Litigation Panel ordered the transfer and consolidation for pretrial proceedings of the eight intervened cases, plus the Napoliello matter, to the District of the District of Columbia under the name In Re: Health Management Associates, Inc. Qui Tam Litigation. On June 2, 2014, the court entered a stay of this matter until October 6, 2014, which was subsequently extended until February 27, 2015, May 27, 2015 and now until September 25, 2015. We intend to defend against the allegations in these matters, but will also be cooperating with the government in the ongoing investigation of these allegations. We have been in discussions with the Civil Division of the DOJ regarding the resolution of these matters. During the first quarter of 2015, we were informed the Criminal Division continues to investigate former executive-level employees of HMA and continues to consider whether any HMA entities should be held criminally liable for the acts of the former HMA employees. We are voluntarily cooperating with these inquiries and have not been served with any subpoenas or other legal process.

Several HMA hospitals received letters during 2009 requesting information in connection with an investigation by the Civil Division of the DOJ, relating to kyphoplasty procedures. Kyphoplasty is a minimally invasive spinal procedure used to treat vertebral compression fractures. The DOJ’s investigation originated with a False Claims Act lawsuit against Kyphon, Inc., the company that developed the kyphoplasty procedure. Prior to the HMA merger, HMA determined that a liability for this claim was probable and an incremental liability was recorded by HMA during the quarter ended December 31, 2013, which was assumed as part of the HMA merger. We have now reached an agreement in principle to settle this matter.

During September 2010 as part of a nationwide review, HMA received a letter from the DOJ regarding whether certain HMA hospitals improperly submitted claims for the implantation of ICDs. The DOJ’s investigation covers the period commencing with Medicare’s expansion of coverage for ICDs in 2003 to 2010. We have reached an agreement in principle to settle this matter.

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

Class Action and Derivative Action Lawsuits

On April 30, 2012, two class action lawsuits that were brought against HMA and certain of its then executive officers, one of whom was at that time also a director, were consolidated in the United States District Court for the Middle District of Florida under the caption In Re: Health Management Associates, Inc., et al. and three pension fund plaintiffs were appointed as lead plaintiffs. On July 30, 2012, the lead plaintiffs filed an amended consolidated complaint purportedly on behalf of stockholders who purchased HMA’s common stock during the period from July 27, 2009, through January 9, 2012. The amended consolidated complaint (i) alleges that HMA made false and misleading statements in certain public disclosures regarding its business and financial results and (ii) asserts claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. Among other things, the plaintiffs claim that HMA inflated its earnings by engaging in fraudulent Medicare billing practices that entailed admitting patients to observation status when they should not have been admitted at all and to inpatient status when they should have been admitted to observation status. The plaintiffs seek unspecified monetary damages. On October 22, 2012, the defendants moved to dismiss the plaintiffs’ amended consolidated complaint for failure to state a claim or plead facts required by the Private Securities Litigation Reform Act. The plaintiffs filed an unopposed stipulation and proposed order to suspend briefing on the defendants’ motion to dismiss because they intended to seek leave of court to file a proposed second amended consolidated complaint. On December 15, 2012, the court entered an order approving the stipulation and providing a schedule for briefing with respect to the proposed amended pleadings. On February 25, 2013, the plaintiffs filed a second amended consolidated complaint, which asserted substantially the same claims as the amended consolidated complaint. As of August 15, 2013, the defendants’ motion to dismiss the second amended complaint for failure to state a claim and plead facts required by the Private Securities Litigation Reform Act was fully briefed and awaiting the Court’s decision. On May 22, 2014, the court granted the motion to dismiss and on June 20, 2014 the plaintiffs appealed to the Eleventh Circuit, where oral argument was heard on February 6, 2015. On May 11, 2015, the Eleventh Circuit Court affirmed the granting of the motion to dismiss. On June 11, 2015, plaintiffs filed an application for an en banc review. We intend to vigorously defend against the allegations in this lawsuit. We are unable to predict the outcome or determine the potential impact, if any, that could result from its final resolution.

Wrongful Termination Lawsuits

William J. Schoen vs. Health Management Associates, Inc. Schoen, former Chairman of the Board of HMA, filed suit against HMA on June 27, 2014 alleging breach of contract for a lump sum termination payment, certain airplane usage rights and underpayment of his SERP. He also seeks declaratory judgment that he and his spouse are entitled to lifetime health insurance benefits. On July 25, 2014, the matter was removed to the United States District Court for the Middle District of Florida. On September 22, 2014, we filed a motion to dismiss this matter, which has not yet been set for argument. We will vigorously defend this matter.

Jeffery D. Hamby, M.D. v. EmCare Physician Providers, Inc., et al. Circuit Court Crawford County, Arkansas. Hamby, who worked in the emergency department at HMA affiliate Summit Medical Center (AK) and was employed by independent contractor EmCare, filed suit alleging wrongful termination by EmCare at the behest of HMA. On January 13, 2014, the court granted HMA’s motion to dismiss which dismissal Hamby has now appealed. On May 6, 2015, the Arkansas Court of Appeals reversed and reinstated two of Hamby’s claims. On May 22, 2015, we filed a petition for review with the Arkansas Supreme Court. We will continue to vigorously defend this matter.

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

In addition, the Audit and Compliance Committee and the other independent members of the Board of Directors oversee the functions of the voluntary compliance program, including its auditing and monitoring functions and confidential disclosure program. In recent years, the voluntary compliance program has addressed the potential for a variety of billing errors that might be the subject of audits and payment denials by the CMS Recovery Audit Contractors’ permanent project, including MS-DRG coding, outpatient hospital and physician coding and billing, and medical necessity for services (including a focus on hospital stays of very short duration). Efforts by management, through the voluntary compliance program, to identify and limit risk from these government audits have included significant policy and guidance revisions, training and education, and auditing. The Board of Directors now oversees and reviews periodic reports of the Company’s compliance with the Corporate Integrity Agreement, or CIA, that the Company entered into with the United States Department of Health and Human Services Office of the Inspector General during 2014. For additional information regarding the CIA, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 25, 2015, or the 2014 Form 10-K.

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

Item 1A. Risk Factors

There have been no material changes with regard to the risk factors previously disclosed in our most recent 2014 Form 10-K.

Item 2.   Unregistered Sale of Equity Securities and Use of Proceeds

The following table contains information about our purchases of common stock during the three months ended June 30, 2015.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(b)
April 1, 2015 -
April 30, 2015	-	$-	-	5,000,000
May 1, 2015 -
May 31, 2015	625	-	51.55	5,000,000
June 1, 2015 -
June 30, 2015	2,827	-	55.36	5,000,000

Total	3,452	$-	54.67	5,000,000

(a)	Includes 3,452 shares withheld to satisfy the payment of tax obligations related to the vesting of restricted stock awards.

(b)	On December 10, 2014, we adopted a new open market repurchase program for up to 5,000,000 shares of our common stock, not to exceed $150 million in repurchases. The new repurchase program will expire at the earliest of three years from the commencement date, when the maximum number of shares has been repurchased, or when the maximum dollar amount has been expended. During the three and six months ended June 30, 2015, we did not repurchase and retire any shares under this program.

With the exception of a cash dividend of $0.25 per share paid by us in December 2012, historically, we have not paid any cash dividends. Subject to certain exceptions, our Credit Facility limits our ability to pay dividends and/or repurchase stock to an amount not to exceed $200 million in the aggregate plus an additional $25 million in any particular year plus the aggregate amount of proceeds from the exercise of stock options. The indentures governing our senior and senior secured notes also limit our ability to pay dividends and/or repurchase stock. As of June 30, 2015, under the most restrictive test under these agreements (and subject to certain exceptions), we have approximately $465 million available with which to pay permitted dividends and/or repurchase shares of our stock or our notes.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

None.

Item 6. Exhibits

No.		Description
4.1	*

Eleventh Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of June 30, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as successor Trustee

4.2	*

Eighth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of June 30, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee

4.3	*

Eighth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2018, dated as of June 30, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent

4.4	*

Fifth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2021, dated as of June 30, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent

4.5	*

Fifth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Notes due 2022, dated as of June 30, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee

10.1

Incremental Term Loan Assumption Agreement, dated as of May 18, 2015, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the subsidiary guarantors party thereto, the lenders party thereto and Credit Suisse AG, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed May 18, 2015 (No. 001-15925))

10.2	*†	Community Health Systems Supplemental Executive Benefits, amended and restated effective April 1, 2015

12.1	*	Computation of Ratio of Earnings to Fixed Charges

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase

101.LAB	*	XBRL Taxonomy Extension Label Linkbase

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
**	Furnished herewith
†	Indicates a management contract or compensatory plan or arrangement

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
Kevin J. Hammons
Senior Vice President and Chief
Accounting Officer
(principal accounting officer)

Date: August 4, 2015

Index to Exhibits

No.		Description
4.1	*

Eleventh Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of June 30, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as successor Trustee

4.2	*

Eighth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of June 30, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee

4.3	*

Eighth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2018, dated as of June 30, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent

4.4	*

Fifth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2021, dated as of June 30, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent

4.5	*

Fifth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Notes due 2022, dated as of June 30, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee

10.1

Incremental Term Loan Assumption Agreement, dated as of May 18, 2015, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the subsidiary guarantors party thereto, the lenders party thereto and Credit Suisse AG, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed May 18, 2015 (No. 001-15925))

10.2	*†	Community Health Systems Supplemental Executive Benefits, amended and restated effective April 1, 2015

12.1	*	Computation of Ratio of Earnings to Fixed Charges

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase

101.LAB	*	XBRL Taxonomy Extension Label Linkbase

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
**	Furnished herewith
†	Indicates a management contract or compensatory plan or arrangement