Form 10-Q
period 2015-09-30
COMMUNITY HEALTH SYSTEMS INC
filed 2015-11-03
CIK 1108109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 27, 2015, there were outstanding 118,188,045 shares of the Registrant’s Common Stock, $0.01 par value.

Community Health Systems, Inc.

Form 10-Q

For the Three and Nine Months Ended September 30, 2015

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In millions, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Operating revenues (net of contractual allowances and discounts)	$5,580	$5,538	$16,840	$15,920
Provision for bad debts	734	758	2,201	2,199

Net operating revenues	4,846	4,780	14,639	13,721

Operating costs and expenses:
Salaries and benefits	2,240	2,184	6,714	6,397
Supplies	762	730	2,274	2,098
Other operating expenses	1,144	1,118	3,370	3,251
Government settlement and related costs	-	77	1	77
Electronic health records incentive reimbursement	(54)	(88)	(135)	(212)
Rent	115	110	344	319
Depreciation and amortization	288	279	875	815
Amortization of software to be abandoned	-	-	-	75

Total operating costs and expenses	4,495	4,410	13,443	12,820

Income from operations	351	370	1,196	901
Interest expense, net	242	249	723	728
Loss from early extinguishment of debt	-	-	16	73
Equity in earnings of unconsolidated affiliates	(12)	(12)	(51)	(35)
Impairment of long-lived assets	-	-	6	24

Income from continuing operations before income taxes	121	133	502	111
Provision for income taxes	38	39	167	16

Income from continuing operations	83	94	335	95

Discontinued operations, net of taxes:
(Loss) income from operations of entities sold or held for sale	(5)	1	(22)	(5)
Impairment of hospitals sold or held for sale	-	-	(2)	(23)
Loss on sale, net	(3)	-	(3)	-

(Loss) income from discontinued operations, net of taxes	(8)	1	(27)	(28)

Net income	75	95	308	67
Less: Net income attributable to noncontrolling interests	23	33	67	75

Net income (loss) attributable to Community Health Systems, Inc. stockholders	$52	$62	$241	$(8)

Basic earnings (loss) per share attributable to Community Health Systems, Inc. common stockholders:
Continuing operations	$0.52	$0.55	$2.33	$0.18
Discontinued operations	(0.07)	0.00	(0.24)	(0.25)

Net income (loss)	$0.45	$0.55	$2.09	$(0.07)

Diluted earnings (loss) per share attributable to Community Health Systems, Inc. common stockholders:
Continuing operations	$0.51	$0.54	$2.32	$0.18
Discontinued operations	(0.07)	0.00	(0.24)	(0.25)

Net income (loss)	$0.44	$0.54	$2.08	$(0.07)

Weighted-average number of shares outstanding:
Basic	115,319,986	113,138,663	114,981,457	110,871,066

Diluted	116,368,157	114,343,778	115,845,181	111,757,390

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net income	$75	$95	$308	$67
Other comprehensive (loss) income, net of income taxes:
Net change in fair value of interest rate swaps, net of tax	(21)	11	(22)	20
Net change in fair value of available-for-sale securities, net of tax	(9)	(5)	(10)	(2)
Amortization and recognition of unrecognized pension cost components, net of tax	1	1	2	1

Other comprehensive (loss) income	(29)	7	(30)	19

Comprehensive income	46	102	278	86
Less: Comprehensive income attributable to noncontrolling interests	23	33	67	75

Comprehensive income attributable to Community Health Systems, Inc. stockholders	$23	$69	$211	$11

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

(Unaudited)

	September 30, 2015	December 31, 2014

ASSETS
Current assets:
Cash and cash equivalents	$186	$509
Patient accounts receivable, net of allowance for doubtful accounts of $3,825 and $3,504 at September 30, 2015 and December 31, 2014, respectively	3,686	3,409
Supplies	572	557
Prepaid income taxes	-	30
Deferred income taxes	345	341
Prepaid expenses and taxes	215	192
Other current assets (including assets of hospitals held for sale of $5 and $38 at September 30, 2015 and December 31, 2014, respectively)	548	528

Total current assets	5,552	5,566

Property and equipment	14,688	14,264
Less accumulated depreciation and amortization	(4,624)	(4,095)

Property and equipment, net	10,064	10,169

Goodwill	8,972	8,951

Other assets, net (including assets of hospitals held for sale of $32 and $90 at September 30, 2015 and December 31, 2014, respectively)	2,601	2,735

Total assets	$27,189	$27,421

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$240	$235
Accounts payable	1,214	1,293
Income tax payable	102	-
Deferred income taxes	23	23
Accrued interest	163	227
Accrued liabilities (including liabilities of hospitals held for sale of $1 and $10 at September 30, 2015 and December 31, 2014, respectively)	1,412	1,811

Total current liabilities	3,154	3,589

Long-term debt	16,647	16,681

Deferred income taxes	847	845

Other long-term liabilities	1,696	1,692

Total liabilities	22,344	22,807

Redeemable noncontrolling interests in equity of consolidated subsidiaries	522	531

EQUITY
Community Health Systems, Inc. stockholders’ equity:
Preferred stock, $.01 par value per share, 100,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value per share, 300,000,000 shares authorized; 119,158,604 shares issued and 118,183,055 shares outstanding at September 30, 2015, and 117,701,087 shares issued and 116,725,538 shares outstanding at December 31, 2014	1	1
Additional paid-in capital	2,122	2,095
Treasury stock, at cost, 975,549 shares at September 30, 2015 and December 31, 2014	(7)	(7)
Accumulated other comprehensive loss	(93)	(63)
Retained earnings	2,218	1,977

Total Community Health Systems, Inc. stockholders’ equity	4,241	4,003
Noncontrolling interests in equity of consolidated subsidiaries	82	80

Total equity	4,323	4,083

Total liabilities and equity	$27,189	$27,421

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$308	$67
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	876	897
Government settlement and related costs	1	77
Stock-based compensation expense	44	36
Loss on sale, net	4	-
Impairment of long-lived assets and hospitals sold or held for sale	8	46
Loss from early extinguishment of debt	16	73
Excess tax benefit relating to stock-based compensation	-	(4)
Other non-cash expenses, net	22	34
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Patient accounts receivable	(291)	(299)
Supplies, prepaid expenses and other current assets	(72)	(39)
Accounts payable, accrued liabilities and income taxes	(239)	(189)
Other	(62)	(60)

Net cash provided by operating activities	615	639

Cash flows from investing activities:
Acquisitions of facilities and other related equipment	(41)	(3,041)
Purchases of property and equipment	(696)	(560)
Proceeds from disposition of hospitals and other ancillary operations	87	12
Proceeds from sale of property and equipment	13	40
Purchases of available-for-sale securities	(127)	(198)
Proceeds from sales of available-for-sale securities	123	191
Increase in other investments	(136)	(387)

Net cash used in investing activities	(777)	(3,943)

Cash flows from financing activities:
Proceeds from exercise of stock options	24	42
Repurchase of restricted stock shares for payroll tax withholding requirements	(20)	(11)
Deferred financing costs and other debt-related costs	(30)	(272)
Excess tax benefit relating to stock-based compensation	-	4
Proceeds from noncontrolling investors in joint ventures	-	10
Redemption of noncontrolling investments in joint ventures	(18)	(8)
Distributions to noncontrolling investors in joint ventures	(69)	(74)
Borrowings under credit agreements	3,464	8,348
Issuance of long-term debt	-	4,000
Proceeds from receivables facility	112	204
Repayments of long-term indebtedness	(3,624)	(9,091)

Net cash (used in) provided by financing activities	(161)	3,152

Net change in cash and cash equivalents	(323)	(152)
Cash and cash equivalents at beginning of period	509	373

Cash and cash equivalents at end of period	$186	$221

Supplemental disclosure of cash flow information:
Interest payments	$(752)	$(661)

Income tax (payments) refunds, net	$(10)	$89

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The unaudited condensed consolidated financial statements of Community Health Systems, Inc. (the “Parent” or “Parent Company”) and its subsidiaries (the “Company”) as of September 30, 2015 and December 31, 2014 and for the three-month and nine-month periods ended September 30, 2015 and 2014, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. All intercompany transactions and balances have been eliminated. The results of Health Management Associates, Inc. (“HMA”) are included from January 27, 2014, the date of the HMA merger. The results of operations for the three and nine months ended September 30, 2015, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2015. Certain information and disclosures normally included in the notes to condensed consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission (the “SEC”). The Company believes the disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2014, contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 25, 2015 (“2014 Form 10-K”).

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

During the nine months ended September 30, 2014, the Company made the decision to sell several smaller hospitals and entered into definitive agreements to sell two hospitals. Subsequent to September 30, 2014, the Company made the decision to sell one additional hospital (which was subsequently sold during the nine months ended September 30, 2015), which was reported as discontinued operations at December 31, 2014. The condensed consolidated statements of income for the three and nine months ended September 30, 2014 have been restated to reclassify the results of operations for this hospital that was owned in 2014 to discontinued operations.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Operating revenues, net of contractual allowances and discounts (but before the provision for bad debts), recognized during the three and nine months ended September 30, 2015 and 2014, were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Medicare	$1,334	$1,344	$4,115	$3,971
Medicaid	663	638	1,865	1,682
Managed Care and other third-party payors	2,870	2,828	8,763	8,137
Self-pay	713	728	2,097	2,130

Total	$5,580	$5,538	$16,840	$15,920

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

The Company recognized approximately $54 million and $88 million for the three months ended September 30, 2015 and 2014, respectively, and $135 million and $212 million for the nine months ended September 30, 2015 and 2014, respectively, of incentive reimbursement for HITECH incentives from Medicare and Medicaid related to certain of the Company’s hospitals and for certain of the Company’s employed physicians that have demonstrated meaningful use of certified EHR technology or have completed attestations to their adoption or implementation of certified EHR technology. These incentive reimbursements are presented as a reduction of operating costs and expenses on the condensed consolidated statements of income. The Company received cash related to the incentive reimbursement for HITECH incentives of approximately $7 million and $8 million for the three months ended September 30, 2015 and 2014, respectively, and $71 million and $95 million for the nine months ended September 30, 2015 and 2014, respectively. At September 30, 2015, $2 million was recorded as deferred revenue as all criteria for gain recognition had not been met. The Company recorded no deferred revenue in connection with the receipt of these cash payments at September 30, 2014.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

New Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, which outlines a single comprehensive model for recognizing revenue and supersedes most existing revenue recognition guidance, including guidance specific to the healthcare industry. This ASU provides companies the option of applying a full or modified retrospective approach upon adoption. This ASU is effective for fiscal years beginning after December 15, 2016. However, the FASB recently issued a final ASU that defers the effective date by one year, with early adoption permitted for annual periods beginning after December 15, 2016. The Company expects to adopt this ASU on January 1, 2018 and is currently evaluating its plan for adoption and the impact on its revenue recognition policies, procedures and control framework and the resulting impact on its consolidated financial position, results of operations and cash flows.

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

The 2009 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the IRC and for the grant of stock options which do not so qualify, stock appreciation rights, restricted stock, restricted stock units, performance-based shares or units and other share awards. Persons eligible to receive grants under the 2009 Plan include the Company’s directors, officers, employees and consultants. To date, all options granted under the 2009 Plan have been “nonqualified” stock options for tax purposes. Generally, vesting of these granted options occurs in one-third increments on each of the first three anniversaries of the award date. Options granted in 2011 or later have a 10-year contractual term. As of September 30, 2015, 3,198,243 shares of unissued common stock were reserved for future grants under the 2009 Plan.

The exercise price of all options granted under the 2000 Plan and the 2009 Plan has been equal to the fair value of the Company’s common stock on the option grant date.

The following table reflects the impact of total compensation expense related to stock-based equity plans on the reported operating results for the respective periods (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Effect on income from continuing operations before income taxes	$(15)	$(13)	$(44)	$(36)

Effect on net income	$(9)	$(8)	$(26)	$(22)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

At September 30, 2015, $73 million of unrecognized stock-based compensation expense related to outstanding unvested restricted stock and restricted stock units (the terms of which are summarized below) was expected to be recognized over a weighted-average period of 23 months. There is no expense to be recognized related to stock options. There were no modifications to awards during the three or nine months ended September 30, 2015 and 2014.

Options outstanding and exercisable under the 2000 Plan and the 2009 Plan as of September 30, 2015, and changes during each of the three-month periods following December 31, 2014, were as follows (in millions, except share and per share data):

			Weighted-	Aggregate
			Average	Intrinsic
		Weighted-	Remaining	Value as of
		Average	Contractual	September 30,
	Shares	Exercise Price	Term	2015
Outstanding at December 31, 2014	1,953,727	$32.94
Granted	-	-
Exercised	(452,959)	38.77
Forfeited and cancelled	-	-

Outstanding at March 31, 2015	1,500,768	31.18
Granted	-	-
Exercised	(128,270)	34.01
Forfeited and cancelled	(1,000)	32.28

Outstanding at June 30, 2015	1,371,498	30.92
Granted	-	-
Exercised	(43,697)	33.03
Forfeited and cancelled	-	-

Outstanding at September 30, 2015	1,327,801	$30.85	4.3 years	$16

Exercisable at September 30, 2015	1,327,801	$30.85	4.3 years	$16

No stock options were granted during the three or nine months ended September 30, 2015 and 2014. The aggregate intrinsic value (the number of in-the-money stock options multiplied by the difference between the Company’s closing stock price on the last trading day of the reporting period ($42.77) and the exercise price of the respective stock options) in the table above represents the amount that would have been received by the option holders had all option holders exercised their options on September 30, 2015. This amount changes based on the market value of the Company’s common stock. The aggregate intrinsic value of options exercised during the three months ended September 30, 2015 and 2014 was $2 million and $12 million, respectively. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2015 and 2014 was $9 million and $15 million, respectively. The aggregate intrinsic value of options vested and expected to vest approximates that of the outstanding options.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Restricted stock outstanding under the 2000 Plan and the 2009 Plan as of September 30, 2015, and changes during each of the three-month periods following December 31, 2014, were as follows:

		Weighted-
		Average Grant
	Shares	Date Fair Value
Unvested at December 31, 2014	2,760,639	$39.82
Granted	1,223,500	47.72
Vested	(1,115,006)	37.45
Forfeited	-	-

Unvested at March 31, 2015	2,869,133	44.11
Granted	-	-
Vested	(12,351)	35.21
Forfeited	(13,334)	41.32

Unvested at June 30, 2015	2,843,448	44.16
Granted	10,000	54.07
Vested	(13,862)	39.65
Forfeited	-	-

Unvested at September 30, 2015	2,839,586	44.22

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

RSUs outstanding under the 2000 Plan and the 2009 Plan as of September 30, 2015, and changes during each of the three-month periods following December 31, 2014, were as follows:

		Weighted-
		Average Grant
	Shares	Date Fair Value
Unvested at December 31, 2014	49,362	$36.07
Granted	21,024	47.70
Vested	(27,708)	31.76
Forfeited	-	-

Unvested at March 31, 2015	42,678	44.59
Granted	-	-
Vested	-	-
Forfeited	-	-

Unvested at June 30, 2015	42,678	44.59
Granted	-	-
Vested	-	-
Forfeited	-	-

Unvested at September 30, 2015	42,678	44.59

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

3.  COST OF REVENUE

Substantially all of the Company’s operating costs and expenses are “cost of revenue” items. Operating costs that could be classified as general and administrative by the Company would include the Company’s corporate office costs at its Franklin, Tennessee office and Naples, Florida office (which was the headquarters of HMA prior to the closing of the HMA merger), which collectively were $68 million and $89 million for the three months ended September 30, 2015 and 2014, respectively, and $202 million and $248 million for the nine months ended September 30, 2015 and 2014, respectively. During the three and nine months ended September 30, 2015, corporate office costs from the Naples, Florida office were lower than the three and nine months ended September 30, 2014 due to the integration of the HMA corporate functions. Included in these corporate office costs is stock-based compensation of $15 million and $13 million for the three months ended September 30, 2015 and 2014, respectively, and $44 million and $36 million for the nine months ended September 30, 2015 and 2014, respectively.

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

Excluding acquisition and integration expenses related to the acquisition of HMA, approximately $2 million of acquisition costs related to prospective and closed acquisitions were expensed during each of the three months ended September 30, 2015 and 2014, respectively, and $6 million and $10 million during the nine months ended September 30, 2015 and 2014, respectively, and are included in other operating expenses on the condensed consolidated statements of income. During the nine months ended September 30, 2015, approximately $1 million of acquisition and integration expenses related to the HMA merger were recognized, and approximately $11 million and $89 million of acquisition and related integration expense related to the HMA acquisition were recognized during the three and nine months ended September 30, 2014, respectively.

Effective November 1, 2014, the Company entered into and closed on a restructuring agreement related to the joint venture between an affiliate of the Company and an affiliate of Novant Health, Inc. (“Novant”), the non-profit joint venture partner. Through this joint venture, Novant owned an indirect noncontrolling interest in Lake Norman Regional Medical Center (“Lake Norman”), one of the former HMA hospitals. The HMA merger triggered a change in control provision in the operating agreement of this joint venture, requiring the Company to purchase the 30% noncontrolling interest in Lake Norman held by Novant for the higher of fair value or $150 million. As part of the restructuring agreement, on November 3, 2014, the Company paid Novant (1) $150 million for its 30% noncontrolling interest in Lake Norman, (2) approximately $4 million to acquire Upstate Carolina Medical Center (125 licensed beds) in Gaffney, South Carolina, and (3) approximately $5 million to settle prior claims with Novant. The amounts paid to Novant to acquire the noncontrolling interest in Lake Norman and to settle prior claims were recognized as part of the opening balance sheet in the purchase accounting for HMA. Based upon our final purchase price allocation relating to this acquisition as of September 30, 2015, no goodwill has been recorded related to the acquisition of Upstate Carolina Medical Center.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

On October 1, 2014, one or more subsidiaries of the Company completed the acquisition of Natchez Regional Medical Center (179 licensed beds) in Natchez, Mississippi. The total cash consideration paid at closing for long-lived assets was $10 million. As part of the closing, the Company also paid $8 million as a prepayment for future property taxes that will be applied to the tax liability for the next 17 years. Based upon our final purchase price allocation relating to this acquisition as of September 30, 2015, no goodwill has been recorded.

Effective April 1, 2014, one or more subsidiaries of the Company completed the acquisition of Sharon Regional Health System in Sharon, Pennsylvania. This healthcare system includes Sharon Regional (258 licensed beds) and other outpatient and ancillary services. The total cash consideration paid for long-lived assets and working capital was approximately $67 million and $1 million, respectively, with additional consideration of $9 million assumed in liabilities, for a total consideration of $77 million. Based upon the Company’s purchase price allocation relating to this acquisition as of September 30, 2015, approximately $8 million of goodwill has been recorded.

Effective April 1, 2014, one or more subsidiaries of the Company completed the acquisition of a 95% interest in Munroe Regional Medical Center (421 licensed beds) in Ocala, Florida and its other outpatient and ancillary services through a joint venture arrangement with an affiliate of a regional not-for-profit healthcare system, which acquired the remaining 5% interest. The total cash consideration paid for long-lived assets plus prepaid rent on the leased property and working capital was approximately $192 million and $4 million, respectively, with additional consideration of $11 million assumed in liabilities, for a total consideration of $207 million. The value of the noncontrolling interest at acquisition was $10 million. Based upon the Company’s purchase price allocation relating to this acquisition as of September 30, 2015, approximately $11 million of goodwill has been recorded.

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

Other Acquisitions

During the nine months ended September 30, 2015, the Company paid approximately $35 million to acquire the operating assets and related businesses of certain physician practices, clinics and other ancillary businesses that operate within the communities served by the Company’s affiliated hospitals. In connection with these acquisitions, during 2015, the Company allocated approximately $18 million of the consideration paid to property and equipment and net working capital and the remainder, approximately $17 million consisting of intangible assets that do not qualify for separate recognition, to goodwill.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Discontinued Operations

In April 2014, FASB issued ASU 2014-08, which changes the requirements for reporting discontinued operations. A discontinued operation continues to include a component of an entity or a group of components of an entity, or a business activity. However, in a shift reflecting stakeholder concerns that too many disposals of small groups of assets that were recurring in nature qualified for reporting as discontinued operations, a disposal of a component of an entity or a group of components of an entity will be required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. A business or nonprofit activity that, on acquisition, meets the criteria to be classified as held for sale will still be a discontinued operation. Additional disclosures will be required for significant components of the entity that are disposed of or are held for sale but do not qualify as discontinued operations. This ASU is effective for fiscal years beginning after December 15, 2014 and is to be applied on a prospective basis for disposals or components initially classified as held for sale after that date. The Company adopted this ASU on January 1, 2015 and the adoption did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows as of and for the three and nine months ended September 30, 2015. The financial results for divestitures or hospitals held for sale at December 31, 2014, prior to the Company’s adoption of ASU 2014-08, are summarized below.

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

Effective March 1, 2015 one or more subsidiaries of the Company sold Riverview Regional Medical Center (281 licensed beds) in Gadsden, Alabama to Prime Healthcare Services, LLC. (“Prime”) for approximately $25 million in cash. This hospital was required to be divested by the Federal Trade Commission as a condition of its approval of the HMA merger.

Effective March 1, 2015 one or more subsidiaries of the Company sold Dallas Regional Medical Center (202 licensed beds) in Mesquite, Texas to Prime for approximately $25 million in cash.

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

Effective July 31, 2015, one or more subsidiaries of the Company sold certain assets used in the operation of Payson Regional Medical Center (44 licensed beds) in Payson, Arizona (“Payson”) to Banner Health for approximately $20 million in cash. The Company previously operated Payson under the terms of an operating lease with Mogollon Health Alliance, Inc., an Arizona nonprofit corporation, that expired on July 31, 2015. The lease termination and sale closed effective July 31, 2015. Pursuant to the Company’s adoption of ASU 2014-08, this divestiture does not meet the requirement for presentation in discontinued operations. Income from continuing operations for the nine months ended September 30, 2015 includes an impairment charge of approximately $6 million related to the write-off of the allocated reporting unit goodwill for this hospital.

During the year ended December 31, 2014, the Company made the decision to sell and began actively marketing several smaller hospitals, which are classified as held for sale at September 30, 2015. In addition, HMA entered into a definitive agreement to sell Williamson Memorial Hospital (76 licensed beds) located in Williamson, West Virginia prior to the HMA merger, and the Company has continued the effort to divest this facility. In connection with management’s decision to sell these facilities and the sale of the seven hospitals noted above during 2015 (each of which was held for sale at December 31, 2014), the Company has classified the results of operations of the above mentioned hospitals as discontinued operations in the accompanying condensed consolidated statements of income, and classified these hospitals as held for sale in the accompanying condensed consolidated balance sheet.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Net operating revenues and loss from discontinued operations for the respective periods are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net operating revenues	$19	$116	$92	$319

Loss from operations of entities sold or held for sale before income taxes	(8)	-	(35)	(6)
Impairment of hospitals sold or held for sale	-	-	(2)	(29)
Loss on sale, net	(3)	-	(3)	-

Loss from discontinued operations, before taxes	(11)	-	(40)	(35)
Income tax benefit	(3)	(1)	(13)	(7)

Loss from discontinued operations, net of taxes	$(8)	$1	$(27)	$(28)

Interest expense was allocated to discontinued operations based on sale proceeds available for debt repayment.

6. PLANNED SPIN-OFF OF QUORUM HEALTH CORPORATION

On August 3, 2015, the Company announced a plan to spin off 38 hospitals and Quorum Health Resources into Quorum Health Corporation (“QHC”), an independent, publicly-traded corporation. The transaction, which would be effected through the distribution of common stock to the Company’s shareholders, is intended to be tax free to the Company and its shareholders, and is expected to close in the first quarter of 2016. The completion of the spin-off is subject to the effectiveness of QHC’s registration statement on Form 10, requisite regulatory approvals, execution of operational transition agreements, the receipt of opinions of tax, legal and valuation advisors (including as to the tax-free nature of the transaction), market conditions and final Board approval. QHC filed an Amendment No. 1 to Form 10 on October 16, 2015 (the Form 10 has not yet become effective), which filing contains information regarding the contemplated spin-off and the anticipated business of QHC. The Form 10 is available on the SEC’s website but is not incorporated by reference into this Quarterly Report on Form 10-Q. There can be no assurance regarding the ultimate timing of the spin-off, or that it will be completed.

7. INCOME TAXES

The total amount of unrecognized benefit that would affect the effective tax rate, if recognized, was approximately $5 million as of September 30, 2015. A total of approximately $2 million of interest and penalties is included in the amount of the liability for uncertain tax positions at September 30, 2015. It is the Company’s policy to recognize interest and penalties related to unrecognized benefits in its condensed consolidated statements of income as income tax expense.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The Company’s effective tax rates were 31.3% and 29.4% for the three months ended September 30, 2015 and 2014, respectively, and 33.3% and 14.5% for the nine months ended September 30, 2015 and 2014, respectively. The increase in the Company’s effective tax rate for the three months ended September 30, 2015, when compared to the three months ended September 30, 2014, is primarily related to a disproportionate decrease in income from continuing operations before income taxes, when compared to the decrease in net income attributable to noncontrolling interests for those same periods, which is not tax affected in the Company’s consolidated financial statements. The increase in the Company’s effective tax rate for the nine months ended September 30, 2015, when compared to the nine months ended September 30, 2014, is primarily related to a disproportionate substantial increase in income from continuing operations before income taxes, when compared to a decrease in net income attributable to noncontrolling interests for those same periods, which is not tax affected in the Company’s consolidated financial statements. Including the expense related to income attributable to noncontrolling interests, the effective tax rate for the nine months ended September 30, 2015 and 2014 would have been 38.4% and 44.6%, respectively.

Cash paid for income taxes, net of refunds received, resulted in net cash paid of $1 million and a net cash refund of $16 million during the three months ended September 30, 2015 and 2014, respectively, and net cash paid of $10 million and a net cash refund of $89 million during the nine months ended September 30, 2015 and 2014, respectively.

8. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2015 are as follows (in millions):

Balance as of December 31, 2014	$8,951
Goodwill acquired as part of acquisitions during current year	17
Consideration and purchase price allocation adjustments for prior year’s acquisitions and other adjustments	10
Impairment of goodwill allocated to hospitals held for sale	(6)

Balance as of September 30, 2015	$8,972

Goodwill is allocated to each identified reporting unit, which is defined as an operating segment or one level below the operating segment (referred to as a component of the entity). Management has determined that the Company’s operating segments and hospital management services operations meet the criteria to be classified as reporting units. At September 30, 2015, the hospital operations reporting unit, the home care agency operations reporting unit and the hospital management services reporting unit had approximately $8.9 billion, $47 million and $33 million, respectively, of goodwill.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Intangible Assets

No intangible assets other than goodwill were acquired during the nine months ended September 30, 2015. The gross carrying amount of the Company’s other intangible assets subject to amortization was $77 million and $76 million at September 30, 2015 and December 31, 2014, respectively, and the net carrying amount was $29 million at September 30, 2015 and $39 million at December 31, 2014. The carrying amount of the Company’s other intangible assets not subject to amortization was $129 million and $131 million at September 30, 2015 and December 31, 2014, respectively. Other intangible assets are included in other assets, net on the Company’s condensed consolidated balance sheets. Substantially all of the Company’s intangible assets are contract-based intangible assets related to operating licenses, management contracts, or non-compete agreements entered into in connection with prior acquisitions.

The weighted-average remaining amortization period for the intangible assets subject to amortization is approximately four years. There are no expected residual values related to these intangible assets. Amortization expense on these intangible assets was $4 million and $5 million during the three months ended September 30, 2015 and 2014, respectively, and $7 million and $8 million during the nine months ended September 30, 2015 and 2014, respectively. Amortization expense on intangible assets is estimated to be $3 million for the remainder of 2015, $14 million in 2016, $3 million in 2017, $2 million in 2018, $2 million in 2019, $2 million in 2020 and $3 million thereafter.

The gross carrying amount of capitalized software for internal use was approximately $1.4 billion and $1.5 billion at September 30, 2015 and December 31, 2014, respectively, and the net carrying amount considering accumulated amortization was approximately $753 million and $790 million at September 30, 2015 and December 31, 2014, respectively. The estimated amortization period for capitalized internal-use software is generally three years, except for capitalized costs related to significant system conversions, which is generally eight to ten years. There is no expected residual value for capitalized internal-use software. At September 30, 2015, there was approximately $17 million of capitalized costs for internal-use software that is currently in the development stage and will begin amortization once the software project is complete and ready for its intended use. Amortization expense on capitalized internal-use software was $49 million and $48 million during the three months ended September 30, 2015 and 2014, respectively, and $155 million and $209 million during the nine months ended September 30, 2015 and 2014, respectively. Amortization expense on capitalized internal-use software is estimated to be $53 million for the remainder of 2015, $210 million in 2016, $148 million in 2017, $86 million in 2018, $64 million in 2019, $61 million in 2020 and $131 million thereafter.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

9. EARNINGS PER SHARE

The following table sets forth the components of the numerator and denominator for the computation of basic and diluted earnings per share for income (loss) from continuing operations, discontinued operations and net income attributable to Community Health Systems, Inc. common stockholders (in millions, except share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Numerator:
Income from continuing operations, net of taxes	$83	$94	$335	$95
Less: Income from continuing operations attributable to noncontrolling interests, net of taxes	23	33	67	75

Income from continuing operations attributable to Community Health Systems, Inc. common stockholders — basic and diluted	$60	$61	$268	$20

(Loss) income from discontinued operations, net of taxes	$(8)	$1	$(27)	$(28)
Less: Loss from discontinued operations attributable to noncontrolling interests, net of taxes	-	-	-	-

(Loss) income from discontinued operations attributable to Community Health Systems, Inc. common stockholders — basic and diluted	$(8)	$1	$(27)	$(28)

Denominator:
Weighted-average number of shares outstanding — basic	115,319,986	113,138,663	114,981,457	110,871,066
Effect of dilutive securities:
Restricted stock awards	593,713	506,345	405,395	292,414
Employee stock options	439,717	679,748	448,679	582,216
Other equity-based awards	14,741	19,022	9,650	11,694

Weighted-average number of shares outstanding — diluted	116,368,157	114,343,778	115,845,181	111,757,390

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Dilutive securities outstanding not included in the computation of earnings per share because their effect is antidilutive:
Employee stock options and restricted stock awards	-	-	-	630,333

10. STOCKHOLDERS’ EQUITY

Authorized capital shares of the Company include 400,000,000 shares of capital stock consisting of 300,000,000 shares of common stock and 100,000,000 shares of preferred stock. Each of the aforementioned classes of capital stock has a par value of $0.01 per share. Shares of preferred stock, none of which were outstanding as of September 30, 2015, may be issued in one or more series having such rights, preferences and other provisions as determined by the Board of Directors without approval by the holders of common stock.

On December 10, 2014, the Company adopted a new open market repurchase program for up to 5,000,000 shares of the Company’s common stock, not to exceed $150 million in repurchases. The repurchase program will expire at the earliest of three years from the commencement date, when the maximum number of shares has been repurchased, or when the maximum dollar amount of repurchases has been expended. During the nine months ended September 30, 2015, the Company did not repurchase and retire any shares under this program.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

With the exception of a cash dividend of $0.25 per share paid by the Company in December 2012, historically, the Company has not paid any cash dividends. Subject to certain exceptions, the Company’s Credit Facility limits the Company’s ability to pay dividends and/or repurchase stock to an amount not to exceed $200 million in the aggregate plus an additional $25 million in any particular year plus the aggregate amount of proceeds from the exercise of stock options. The indentures governing the senior and senior secured notes also limit the Company’s ability to pay dividends and/or repurchase stock. As of September 30, 2015, under the most restrictive test under these agreements (and subject to certain exceptions), the Company has approximately $467 million remaining available with which to pay permitted dividends and/or repurchase shares of stock or its senior and senior secured notes.

The following schedule presents the reconciliation of the carrying amount of total equity, equity attributable to the Company, and equity attributable to the noncontrolling interests for the nine-month period ended September 30, 2015 (in millions):

		Community Health Systems, Inc. Stockholders
	Redeemable Noncontrolling Interest	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total Stockholders’ Equity
Balance, December 31, 2014	$531	$1	$2,095	$(7)	$(63)	$1,977	$80	$4,083
Comprehensive income	50	-	-	-	(30)	241	17	228
Distributions to noncontrolling interests, net of contributions	(50)	-	-	-	-	-	(19)	(19)
Purchase of subsidiary shares from noncontrolling interests	(8)	-	(16)	-	-	-	6	(10)
Disposition of less-than-wholly owned hospital	(8)	-	-	-	-	-	-	-
Other reclassifications of noncontrolling interests	(1)	-	-	-	-	-	1	1
Noncontrolling interests in acquired entity	3	-	-	-	-	-	(3)	(3)
Adjustment to redemption value of redeemable noncontrolling interests	5	-	(5)	-	-	-	-	(5)
Issuance of common stock in connection with the exercise of stock options	-	-	24	-	-	-	-	24
Cancellation of restricted stock for tax withholdings on vested shares	-	-	(20)	-	-	-	-	(20)
Share-based compensation	-	-	44	-	-	-	-	44

Balance, September 30, 2015	$522	$1	$2,122	$(7)	$(93)	$2,218	$82	$4,323

The following schedule discloses the effects of changes in the Company’s ownership interest in its less-than-wholly-owned subsidiaries on Community Health Systems, Inc. stockholders’ equity (in millions):

Nine Months Ended
September 30, 2015
Net income attributable to Community Health Systems, Inc. stockholders	$241
Transfers to the noncontrolling interests:
Net decrease in Community Health Systems, Inc. paid-in capital for purchase of subsidiary partnership interests	(16)

Net transfers to the noncontrolling interests	(16)

Change to Community Health Systems, Inc. stockholders’ equity from net income attributable to Community Health Systems, Inc. stockholders and transfers to noncontrolling interests	$225

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

11. EQUITY INVESTMENTS

As of September 30, 2015, the Company owned equity interests of 27.5% in four hospitals in Las Vegas, Nevada, and 26.1% in one hospital in Las Vegas, Nevada, in which Universal Health Systems, Inc. owns the majority interest, and an equity interest of 38.0% in three hospitals in Macon, Georgia, in which HCA Holdings Inc. owns the majority interest.

Summarized combined financial information for these unconsolidated entities in which the Company owns an equity interest is as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues	$368	$334	$1,115	$1,005
Operating costs and expenses	329	303	962	893
Income from continuing operations before taxes	39	31	153	112

The summarized financial information was derived from the unaudited financial information provided to the Company by those unconsolidated entities.

In March 2005, the Company began purchasing items, primarily medical supplies, medical equipment and pharmaceuticals, under an agreement with HealthTrust Purchasing Group, L.P. (“HealthTrust”), a group purchasing organization in which the Company is a noncontrolling partner. As part of the HMA merger, the Company acquired HMA’s ownership in HealthTrust. As of September 30, 2015, the Company had a 24.7% ownership interest in HealthTrust.

The Company’s investment in all of its unconsolidated affiliates was $487 million and $470 million at September 30, 2015 and December 31, 2014, respectively, and is included in other assets, net in the accompanying condensed consolidated balance sheets. Included in the Company’s results of operations is the Company’s equity in pre-tax earnings from all of its investments in unconsolidated affiliates, which was $12 million and $12 million for the three months ended September 30, 2015 and 2014, respectively, and $51 million and $35 million for the nine months ended September 30, 2015 and 2014, respectively.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

12. LONG-TERM DEBT

Long-term debt consists of the following (in millions):

	September 30,	December 31,
	2015	2014
Credit Facility:
Term A Loan	$875	$950
Term D Loan	-	4,555
Term E Loan	-	1,660
Term F Loan	1,692	-
Term G Loan	1,596	-
Term H Loan	2,937	-
Revolving credit loans	56	-
8% Senior Notes due 2019	2,015	2,018
7 1⁄8% Senior Notes due 2020	1,200	1,200
5 1⁄8% Senior Secured Notes due 2018	1,600	1,600
5 1⁄8% Senior Secured Notes due 2021	1,000	1,000
6 7⁄8% Senior Notes due 2022	3,000	3,000
Receivables Facility	615	614
Capital lease obligations	195	228
Other	106	91

Total debt	16,887	16,916
Less current maturities	(240)	(235)

Total long-term debt	$16,647	$16,681

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

The Credit Facility contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the Company’s and its subsidiaries’ ability, subject to certain exceptions, to, among other things (1) declare dividends, make distributions or redeem or repurchase capital stock, (2) prepay, redeem or repurchase other debt, (3) incur liens or grant negative pledges, (4) make loans and investments and enter into acquisitions and joint ventures, (5) incur additional indebtedness or provide certain guarantees, (6) make capital expenditures, (7) engage in mergers, acquisitions and asset sales, (8) conduct transactions with affiliates, (9) alter the nature of the Company’s businesses, (10) grant certain guarantees with respect to physician practices, (11) engage in sale and leaseback transactions or (12) change the Company’s fiscal year. The Company is also required to comply with specified financial covenants (consisting of a maximum secured net leverage ratio and an interest coverage ratio) and various affirmative covenants. The Company was in compliance with all such covenants at September 30, 2015.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

As of September 30, 2015, the availability for additional borrowings under the Credit Facility, after taking into account the $56 million outstanding at that date, was approximately $944 million pursuant to the Revolving Facility, of which $83 million was set aside for outstanding letters of credit. CHS has the ability to amend the Credit Facility to provide for one or more tranches of term loans or increases in the Revolving Facility in an aggregate principal amount of $1.5 billion, which CHS has not yet accessed. As of September 30, 2015, the weighted-average interest rate under the Credit Facility, excluding swaps, was 4.2%.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Receivables Facility

On March 21, 2012, CHS and certain of its subsidiaries entered into an accounts receivable loan agreement (the “Receivables Facility”) with a group of lenders and banks, Credit Agricolé Corporate and Investment Bank, as a managing agent and as the administrative agent, and The Bank of Nova Scotia, as a managing agent. On March 7, 2013, CHS and certain of its subsidiaries amended the Receivables Facility to add an additional managing agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd., to increase the size of the facility from $300 million to $500 million and to extend the scheduled termination date. Additional subsidiaries of the Company also agreed to participate in the Receivables Facility as of that date. On March 31, 2014, CHS and certain of its subsidiaries amended the Receivables Facility to increase the size of the facility from $500 million to $700 million and to extend the scheduled termination date. Additional subsidiaries of the Company also agreed to participate in the Receivables Facility as of that date. The existing and future non-self pay patient-related accounts receivable (the “Receivables”) for certain of the Company’s hospitals serves as collateral for the outstanding borrowings under the Receivables Facility. The interest rate on the borrowings is based on the commercial paper rate plus an applicable interest rate spread. Unless earlier terminated or subsequently extended pursuant to its terms, the Receivables Facility will expire on March 21, 2017, subject to customary termination events that could cause an early termination date. The Company maintains effective control over the Receivables because, pursuant to the terms of the Receivables Facility, the Receivables are sold from certain of the Company’s subsidiaries to CHS, which then sells or contributes the Receivables to a special-purpose entity that is wholly-owned by CHS. The wholly-owned special-purpose entity in turn grants security interests in the Receivables in exchange for borrowings obtained from the group of third-party lenders and banks of up to $700 million outstanding from time to time based on the availability of eligible Receivables and other customary factors. The group of third-party lenders and banks do not have recourse to the Company or its subsidiaries beyond the assets of the wholly-owned special-purpose entity that collateralizes the loan. The Receivables and other assets of the wholly-owned special-purpose entity will be available first and foremost to satisfy the claims of the creditors of such entity. The outstanding borrowings pursuant to the Receivables Facility at September 30, 2015 totaled $615 million and are classified as long-term debt on the condensed consolidated balance sheet. At September 30, 2015, the carrying amount of Receivables included in the Receivables Facility totaled approximately $1.3 billion and is included in patient accounts receivable on the condensed consolidated balance sheet.

The Company has transitioned all of its hospitals to the ICD-10 coding system, which was required of all healthcare providers covered by the Health Insurance Portability and Accountability Act (“HIPAA”). This transition continues to involve a significant focus on our technology and information systems, as well as costs related to training of hospital employees and providers and corporate support staff involved with coding and billing. As noted in the Company’s risk factors in the 2014 Form 10-K, the potential for delay in billing and collection on patient receivables resulting from these changes or from new payment systems and processes implemented by third-party payors could have an adverse effect on the quality of receivables that serve as collateral under the Receivables Facility, resulting in a potential default or repayment of outstanding borrowings. Should such a repayment of borrowings under the Receivables Facility be required, the Company has availability, and expects that it will continue to have availability, under its Revolving Facility to provide sufficient financial resources and liquidity to fund the repayment.

Loss from Early Extinguishment of Debt

The financing transactions discussed above resulted in a loss from the early extinguishment of debt was $16 million and $73 million for the nine months ended September 30, 2015 and 2014, respectively, and an after-tax loss of $10 million and $45 million for the nine months ended September 30, 2015 and 2014, respectively.

Other Debt

As of September 30, 2015, other debt consisted primarily of the mortgage obligation on the Company’s corporate headquarters and other obligations maturing in various installments through 2020.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

To limit the effect of changes in interest rates on a portion of the Company’s long-term borrowings, the Company is a party to 13 separate interest swap agreements in effect at September 30, 2015, with an aggregate notional amount for currently effective swaps of $3.0 billion, and two forward-starting swap agreements with an aggregate notional amount of $500 million. On each of these swaps, the Company receives a variable rate of interest based on the three-month LIBOR in exchange for the payment of a fixed rate of interest. The Company currently pays, on a quarterly basis, interest on the Revolving Facility and the Term A Facility at a rate per annum equal to LIBOR plus 2.75%. Loans in respect of the Term F Facility accrue interest at a rate per annum equal to LIBOR plus 3.25%. The Term G Loan and Term H Loan accrue interest at a rate per annum equal to LIBOR plus 2.75% and 3.00%, in the case of LIBOR borrowings, respectively, and Alternate Base Rate plus 1.75% and 2.00%, respectively, in the case of Alternate Base Rate Borrowings. The Term G Loan and the Term H Loan are subject to a 1.00% LIBOR floor and a 2.00% Alternate Base Rate floor. See Note 13 for additional information regarding these swaps.

The Company paid interest of $293 million and $308 million on borrowings during the three months ended September 30, 2015 and 2014, respectively, and $752 million and $661 million on borrowings during the nine months ended September 30, 2015 and 2014, respectively.

13.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments has been estimated by the Company using available market information as of September 30, 2015 and December 31, 2014, and valuation methodologies considered appropriate. The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange (in millions):

	September 30, 2015		December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$186	$186	$509	$509
Available-for-sale securities	268	268	280	280
Trading securities	56	56	55	55
Liabilities:
Contingent Value Right	2	2	6	6
Credit Facility	7,156	7,158	7,165	7,143
8% Senior Notes	2,015	2,085	2,018	2,139
7 1⁄8% Senior Notes	1,200	1,261	1,200	1,282
2018 Senior Secured Notes	1,600	1,640	1,600	1,655
2021 Senior Secured Notes	1,000	1,026	1,000	1,041
6 7⁄8% Senior Notes	3,000	3,077	3,000	3,194
Receivables Facility and other debt	722	722	705	705

The estimated fair value is determined using the methodologies discussed below in accordance with accounting standards related to the determination of fair value based on the U.S. GAAP fair value hierarchy as discussed in Note 14. The estimated fair value for financial instruments with a fair value that does not equal its carrying value is considered a Level 1 valuation. The Company utilizes the market approach and obtains indicative pricing from the administrative agent to the Credit Facility to determine fair values or through publicly available subscription services such as Bloomberg where relevant.

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

The Company assesses the effectiveness of its hedge instruments on a quarterly basis. For the nine months ended September 30, 2015 and 2014, the Company completed an assessment of the cash flow hedge instruments and determined the hedges to be highly effective. The Company has also determined that the ineffective portion of the hedges do not have a material effect on the Company’s consolidated financial position, operations or cash flows. The counterparties to the interest rate swap agreements expose the Company to credit risk in the event of nonperformance. However, at September 30, 2015, all of the swap agreements entered into by the Company were in a net liability position such that the Company would be required to make the net settlement payments to the counterparties; the Company does not anticipate nonperformance by those counterparties. The Company does not hold or issue derivative financial instruments for trading purposes.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Interest rate swaps consisted of the following at September 30, 2015:

Swap #	Notional Amount (in millions)	Fixed Interest Rate	Termination Date	Fair Value (in millions)

1	$300	3.447%	August 6, 2016	$8

2	100	3.401%	August 19, 2016	3

3	200	3.429%	August 19, 2016	5

4	200	3.500%	August 30, 2016	5

5	100	3.005%	November 30, 2016	3

6	200	2.055%	July 25, 2019	7

7	200	2.059%	July 25, 2019	7

8	400	1.882%	August 30, 2019	5

9	200	2.515%	August 30, 2019	7

10	200	2.613%	August 30, 2019	8

11	300	2.041%	August 30, 2020	4

12	300	2.738%	August 30, 2020	14

13	300	2.892%	August 30, 2020	16

14	300	2.363%	January 27, 2021	6	(1)

15	200	2.368%	January 27, 2021	4	(1)

(1) This interest rate swap becomes effective February 29, 2016.

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

Assuming no change in September 30, 2015 interest rates, approximately $59 million of interest expense resulting from the spread between the fixed and floating rates defined in each interest rate swap agreement will be recognized during the next 12 months. If interest rate swaps do not remain highly effective as a cash flow hedge, the derivatives’ gains or losses resulting from the change in fair value reported through OCI will be reclassified into earnings.

The following tabular disclosure provides the amount of pre-tax (loss) gain recognized as a component of OCI during the three and nine months ended September 30, 2015 and 2014 (in millions):

	Amount of Pre-Tax (Loss) Gain Recognized in OCI (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest rate swaps	$(41)	$2	$(61)	$(20)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following tabular disclosure provides the location of the effective portion of the pre-tax loss reclassified from accumulated other comprehensive loss (“AOCL”) into interest expense on the condensed consolidated statements of income during the three and nine months ended September 30, 2015 and 2014 (in millions):

	Amount of Pre-Tax Loss Reclassified from AOCL into Income (Effective Portion)
Location of Loss Reclassified from AOCL into Income (Effective Portion)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest expense, net	$9	$15	$27	$51

The fair values of derivative instruments in the condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014 were as follows (in millions):

	Asset Derivatives				Liability Derivatives
	September 30, 2015		December 31, 2014		September 30, 2015		December 31, 2014

	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments	Other assets, net	$-	Other assets, net	$-	Other long- term liabilities	$102	Other long- term liabilities	$68

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following table sets forth, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as of September 30, 2015 and December 31, 2014 (in millions):

	September 30, 2015	Level 1	Level 2	Level 3
Available-for-sale securities	$268	$148	$120	$-
Trading securities	56	56	-	-

Total assets	$324	$204	$120	$-

Contingent Value Right (CVR)	$2	$2	$-	$-
CVR-related liability	263	-	-	263
Fair value of interest rate swap agreements	102	-	102	-

Total liabilities	$367	$2	$102	$263

	December 31, 2014	Level 1	Level 2	Level 3
Available-for-sale securities	$280	$151	$129	$-
Trading securities	55	55	-	-

Total assets	$335	$206	$129	$-

Contingent Value Right (CVR)	$6	$6	$-	$-
CVR-related liability	265	-	-	265
Fair value of interest rate swap agreements	68	-	68	-

Total liabilities	$339	$6	$68	$265

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

Contingent Value Right (CVR)

The CVR represents the estimate of the fair value for the contingent consideration paid to HMA shareholders as part of the HMA merger. The CVR is listed on the NASDAQ and the valuation at September 30, 2015 is based on the quoted trading price for the CVR on the last day of the period. Changes in the estimated fair value of the CVR are recorded through the condensed consolidated statement of income.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

CVR-related Liability

The CVR-related legal liability represents the Company’s estimate of fair value at September 30, 2015 of the liability associated with the legal matters assumed in the HMA merger that were not previously accrued by HMA. No liability was recorded at September 30, 2015 in accrued liabilities in the accompanying condensed consolidated balance sheet in respect of claims that were previously recorded by HMA as a probable contingency. To develop the estimate of fair value, the Company engaged an independent third-party valuation firm to measure the liability. The valuation was made utilizing the Company’s estimates of future outcomes for each legal case and simulating future outcomes based on the timing, probability and distribution of several scenarios using a Monte Carlo simulation model. Other inputs were then utilized for discounting the liability to the measurement date. The HMA legal matters underlying this fair value estimate were evaluated by management to determine the likelihood and impact of each of the potential outcomes. Using that information, as well as the potential correlation and variability associated with each case, a fair value was determined for the estimated future cash outflows to conclude or settle the HMA legal matters included in the analysis, excluding legal fees (which are expensed as incurred). Because of the unobservable nature of the majority of the inputs used to value the liability, the Company has classified the fair value measurement as a Level 3 measurement in the fair value hierarchy.

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

The Company incorporates CVAs to appropriately reflect both its own nonperformance or credit risk and the respective counterparty’s nonperformance or credit risk in the fair value measurements. In adjusting the fair value of its interest rate swap agreements for the effect of nonperformance or credit risk, the Company has considered the impact of any netting features included in the agreements. The CVA on the Company’s interest rate swap agreements at September 30, 2015 resulted in a decrease in the fair value of the related liability of $6 million and an after-tax adjustment of $4 million to OCI. The CVA on the Company’s interest rate swap agreements at December 31, 2014 resulted in a decrease in the fair value of the related liability of $4 million and an after-tax adjustment of $2 million to OCI.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The distribution between reportable segments of the Company’s net operating revenues and income (loss) from continuing operations before income taxes is summarized in the following tables (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net operating revenues:
Hospital operations	$4,805	$4,727	$14,494	$13,555
Corporate and all other	41	53	145	166

Total	$4,846	$4,780	$14,639	$13,721

Income (loss) from continuing operations before income taxes:
Hospital operations	$212	$254	$781	$517
Corporate and all other	(91)	(121)	(279)	(406)

Total	$121	$133	$502	$111

16.  OTHER COMPREHENSIVE INCOME

The following tables present information about items reclassified out of accumulated other comprehensive income (loss) by component for the three and nine months ended September 30, 2015 and 2014 (in millions, net of tax):

	Change in Fair Value of Interest Rate Swaps	Change in Fair Value of Available for Sale Securities	Change in Unrecognized Pension Cost Components	Accumulated Other Comprehensive Income (Loss)
Balance as of June 30, 2015	$(44)	$6	$(26)	$(64)
Other comprehensive income (loss) before reclassifications	(27)	(9)	-	(36)
Amounts reclassified from accumulated other comprehensive income (loss)	6	-	1	7

Net current-period other comprehensive income	(21)	(9)	1	(29)

Balance as of September 30, 2015	$(65)	$(3)	$(25)	$(93)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

	Change in Fair Value of Interest Rate Swaps	Change in Fair Value of Available for Sale Securities	Change in Unrecognized Pension Cost Components	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2014	$(43)	$7	$(27)	$(63)
Other comprehensive (loss) income before reclassifications	(39)	(10)	-	(49)
Amounts reclassified from accumulated other comprehensive income (loss)	17	-	2	19

Net current-period other comprehensive income	(22)	(10)	2	(30)

Balance as of September 30, 2015	$(65)	$(3)	$(25)	$(93)

	Change in Fair Value of Interest Rate Swaps	Change in Fair Value of Available for Sale Securities	Change in Unrecognized Pension Cost Components	Accumulated Other Comprehensive Income (Loss)
Balance as of June 30, 2014	$(47)	$10	$(18)	$(55)
Other comprehensive (loss) income before reclassifications	1	(5)	1	(3)
Amounts reclassified from accumulated other comprehensive income (loss)	10	-	-	10

Net current-period other comprehensive income	11	(5)	1	7

Balance as of September 30, 2014	$(36)	$5	$(17)	$(48)

	Change in Fair Value of Interest Rate Swaps	Change in Fair Value of Available for Sale Securities	Change in Unrecognized Pension Cost Components	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2013	$(56)	$7	$(18)	$(67)
Other comprehensive (loss) income before reclassifications	(13)	(2)	-	(15)
Amounts reclassified from accumulated other comprehensive income (loss)	33	-	1	34

Net current-period other comprehensive income	20	(2)	1	19

Balance as of September 30, 2014	$(36)	$5	$(17)	$(48)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following tables present a subtotal for each significant reclassification to net income out of accumulated other comprehensive income (loss) and the line item affected in the accompanying condensed consolidated statement of income for the three and nine months ended September 30, 2015 and 2014 (in millions):

	Amount reclassified from AOCL		Affected line item in the
Details about accumulated other comprehensive income (loss) components	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015	statement where net income is presented
Gains and losses on cash flow hedges
Interest rate swaps	$(9)	$(27)	Interest expense, net
	3	10	Tax benefit

	$(6)	$(17)	Net of tax

Amortization of defined benefit pension items
Prior service costs	$-	$(1)	Salaries and benefits
Actuarial losses	(1)	(2)	Salaries and benefits

	(1)	(3)	Total before tax
	-	1	Tax benefit

	$(1)	$(2)	Net of tax

	Amount reclassified from AOCL		Affected line item in the
Details about accumulated other comprehensive income (loss) components	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014	statement where net income is presented
Gains and losses on cash flow hedges
Interest rate swaps	$(15)	$(51)	Interest expense, net
	5	18	Tax benefit

	$(10)	$(33)	Net of tax

Amortization of defined benefit pension items
Prior service costs	$-	$(1)	Salaries and benefits
Actuarial losses	-	(1)	Salaries and benefits

	-	(2)	Total before tax
	-	1	Tax benefit

	$-	$(1)	Net of tax

17.  CONTINGENCIES

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

Effective upon the closing of the spin-off, the Company anticipates it will agree to indemnify QHC for certain liabilities relating to outcomes or events occurring prior to the closing of the spin-off, including (i) certain claims and proceedings with respect to QHC’s healthcare facilities known to be outstanding on or prior to the closing date of the spin-off and (ii) certain claims, proceedings and investigations by governmental authorities or private plaintiffs related to activities occurring at or related to QHC’s healthcare facilities prior to the closing date of the spin-off, but only to the extent, in the case of clause (ii), that such claims are covered by insurance policies maintained by the Company, including professional liability and employer practices. In this regard, the Company will continue to be responsible for HMA Legal Matters (as defined below) covered by the CVR agreement that relate to the portion of our business that will be held by QHC upon the closing of the spin-off, and any amounts payable by the Company in connection therewith will continue to reduce the amount payable by the Company in respect of the CVRs. Notwithstanding the foregoing, we anticipate that the Company will not indemnify QHC in respect of any claims or proceedings arising out of or related to the business operations of Quorum Health Resources, LLC at any time.

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

The CVRs do not have a finite payment date. Any payments the Company makes under the CVR agreement will be payable within 60 days after the final resolution of the HMA Legal Matters. The CVRs are unsecured obligations of CHS and all payments under the CVRs will be subordinated in right of payment to the prior payment in full of all of the Company’s senior obligations (as defined in the CVR agreement), which include outstanding indebtedness of the Company (subject to certain exceptions set forth in the CVR agreement) and the HMA Losses. The CVR agreement permits the Company to acquire all or some of the CVRs, whether in open market transactions, private transactions or otherwise. As of September 30, 2015, the Company had acquired no CVRs.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following table represents the impact of legal expenses paid or incurred to date and settlements paid or deemed final as of September 30, 2015 on the amounts owed to CVR holders (in millions):

		Allocation of Expenses and Settlements Paid
	Total Expenses and Settlement Cost	Deductible	CHS Responsibility at 10%	Reduction to Amount Owed to CVR Holders at 90%
As of December 31, 2014	$24	$18	$-	$6
Settlements paid	25	-	3	22
Legal expenses incurred and/or paid during the nine months ended September 30, 2015	7	-	1	6

As of September 30, 2015	$56	$18	$4	$34

Amounts owed to CVR holders are dependent on the ultimate resolution of the HMA Legal Matters and determination of HMA Losses incurred. The settlement of any or all of the claims and expenses incurred on behalf of the Company in defending itself will (subject to the deductible) reduce the amounts owed to the CVR holders.

Underlying the CVR agreement are a number of claims included in the HMA Legal Matters asserted against HMA. The Company has recorded a liability in connection with those claims as part of the acquired assets and liabilities at the date of acquisition pursuant to the provisions of Financial Accounting Standards Board Accounting Standards Codification Topic 805 “Business Combinations.” For the estimate of the Company’s liabilities associated with the HMA Legal Matters that will be covered by the CVR and were not previously accrued by HMA, the Company recorded a liability of $284 million as part of the acquisition accounting for the HMA merger based on the Company’s estimate of fair value of such liabilities as of the date of acquisition. The decrease in this liability during the nine months ended September 30, 2015 was approximately $2 million and the fair value of such liabilities of $263 million as of September 30, 2015 is recorded in other long-term liabilities on the accompanying condensed consolidated balance sheet. As of September 30, 2015, there is currently no accrual recorded for the probable contingency claims underlying the CVR agreement. The estimated liability for probable contingency claims underlying the CVR agreement that was previously recorded by HMA, and reflected in the purchase accounting for HMA as an acquired liability has been settled and was paid during the nine months ended September 30, 2015. In addition, although legal fees are not included in the amounts currently accrued, such legal fees are taken into account in determining HMA Losses under the CVR agreement. Certain significant HMA Legal Matters underlying these liabilities are discussed in greater detail below.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

HMA Matters Recorded at Fair Value

Medicare/Medicaid Billing Lawsuits

Beginning during the week of December 16, 2013, eleven qui tam lawsuits filed by private individuals against HMA were unsealed in various United States district courts. The United States has elected to intervene in all or part of eight of these matters; namely U.S. ex rel. Craig Brummer v. Health Management Associates, Inc. et al. (Middle District Georgia) (“Brummer”); U.S. ex rel. Ralph D. Williams v. Health Management Associates, Inc. et al. (Middle District Georgia) (“Williams”); U.S. ex rel. Scott H. Plantz, M.D. et al. v. Health Management Associates, Inc., et al. (Northern District Illinois) (“Plantz”); U.S. ex rel. Thomas L. Mason, M.D. et al. v. Health Management Associates, Inc. et al. (Western District North Carolina) (“Mason”); U.S. ex rel. Jacqueline Meyer, et al. v. Health Management Associates, Inc., Gary Newsome et al. (“Jacqueline Meyer”) (District of South Carolina); U.S. ex rel. George Miller, et al. v. Health Management Associates, Inc. (Eastern District of Pennsylvania) (“Miller”); U.S. ex rel. Bradley Nurkin v. Health Management Associates, Inc. et al. (Middle District of Florida) (“Nurkin”); and U.S. ex rel. Paul Meyer v. Health Management Associates, Inc. et al. (Southern District Florida) (“Paul Meyer”). The United States has elected to intervene with respect to allegations in these cases that certain HMA hospitals inappropriately admitted patients and then submitted reimbursement claims for treating those individuals to federal healthcare programs in violation of the False Claims Act or that certain HMA hospitals had inappropriate financial relationships with physicians which violated the Stark law, the Anti-Kickback Statute, and the False Claims Act. Certain of these complaints also allege the same actions violated various state laws which prohibit false claims. The United States has declined to intervene in three of the eleven matters, namely U.S. ex rel. Anita France, et al. v. Health Management Associates, Inc. (Middle District Florida) (“France”) which involved allegations of wrongful billing and was settled; U.S. ex rel. Sandra Simmons v. Health Management Associates, Inc. et al. (Eastern District Oklahoma) (“Simmons”) which alleges unnecessary surgery by an employed physician and which was settled as to all allegations except alleged wrongful termination; and U.S. ex rel. David Napoliello, M.D. v. Health Management Associates, Inc. (Middle District Florida) (“Napoliello”) which alleges inappropriate admissions. On April 3, 2014, the Multi District Litigation Panel ordered the transfer and consolidation for pretrial proceedings of the eight intervened cases, plus the Napoliello matter, to the District of the District of Columbia under the name In Re: Health Management Associates, Inc. Qui Tam Litigation. On June 2, 2014, the court entered a stay of this matter until October 6, 2014, which was subsequently extended until February 27, 2015, May 27, 2015, September 25, 2015, and now until January 25, 2016. The Company intends to defend against the allegations in these matters, but also continues to cooperate with the government in the ongoing investigation of these allegations. The Company has been in discussions with the Civil Division of the United States Department of Justice (“DOJ”) regarding the resolutions of these matters. During the first quarter of 2015, the Company was informed that the Criminal Division continues to investigate former executive-level employees of HMA, and continues to consider whether any HMA entities should be held criminally liable for the acts of the former HMA employees. The Company is voluntarily cooperating with these inquiries and has not been served with any subpoenas or other legal process.

Summary of Recorded Amounts

The table below presents a reconciliation of the beginning and ending liability balances (in millions) during the nine months ended September 30, 2015 with respect to the Company’s fair value determination in connection with HMA Legal Matters that were not previously accrued by HMA, the estimated liability in connection with HMA Legal Matters that were previously recorded by HMA as a probable contingency, and the remaining contingencies of the Company in respect of which an accrual has been recorded. In addition, future legal fees (which are expensed as incurred) and costs related to possible indemnification and criminal investigation matters associated with the HMA Legal Matters have not been accrued or included in the table below. Furthermore, although not accrued, such costs, if incurred, will be taken into account in determining the total amount of reductions applied to the amounts owed to CVR holders.

	CVR Related Liability at Fair Value	CVR Related Liability for Probable Contingencies	Other Probable Contingencies
Balance as of December 31, 2014	$265	$29	$125
Expense (income)	6	(12)	15
Cash payments	(8)	(17)	(114)

Balance as of September 30, 2015	$263	$-	$26

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

In the aggregate, attorneys’ fees and other costs incurred but not included in the table above related to probable contingencies, and CVR-related contingencies accounted for at fair value, totaled $2 million and $10 million for the three months ended September 30, 2015 and 2014, respectively, and $8 million and $24 million for the nine months ended September 30, 2015 and 2014, respectively, and are included in other operating expenses in the accompanying condensed consolidated statements of income.

Matters for which an Outcome Cannot be Assessed

For all of the legal matters below, the Company cannot at this time assess what the outcome may be and is further unable to determine any estimate of loss or range of loss. Because the matters below are at a preliminary stage and other factors, there are not sufficient facts available to make these assessments.

Class Action Shareholder Federal Securities Cases. Three purported class action cases have been filed in the United States District Court for the Middle District of Tennessee; namely, Norfolk County Retirement System v. Community Health Systems, Inc., et al., filed May 9, 2011; De Zheng v. Community Health Systems, Inc., et al., filed May 12, 2011; and Minneapolis Firefighters Relief Association v. Community Health Systems, Inc., et al., filed June 21, 2011. All three seek class certification on behalf of purchasers of the Company’s common stock between July 27, 2006 and April 11, 2011 and allege that misleading statements resulted in artificially inflated prices for the Company’s common stock. In December 2011, the cases were consolidated for pretrial purposes and NYC Funds and its counsel were selected as lead plaintiffs/lead plaintiffs’ counsel. In lieu of ruling on the Company’s motion to dismiss, the court permitted the plaintiffs to file a first amended consolidated class action complaint, which was filed on October 5, 2015. The Company’s motion to dismiss must be filed by November 4, 2015. The court also lifted the discovery stay and discovery is underway. The Company believes this consolidated matter is without merit and will vigorously defend this case.

Shareholder Derivative Actions. Three purported shareholder derivative actions have also been filed in the United States District Court for the Middle District of Tennessee; Plumbers and Pipefitters Local Union No. 630 Pension Annuity Trust Fund v. Wayne T. Smith, et al., filed May 24, 2011; Roofers Local No. 149 Pension Fund v. Wayne T. Smith, et al., filed June 21, 2011; and Lambert Sweat v. Wayne T. Smith, et al., filed October 5, 2011. These three cases allege breach of fiduciary duty arising out of allegedly improper inpatient admission practices, mismanagement, waste and unjust enrichment. These cases have been consolidated into a single, consolidated action. The plaintiffs filed an operative amended derivative complaint in these three consolidated actions on March 15, 2012. The Company’s motion to dismiss was argued on June 13, 2013. On September 27, 2013, the court issued an order granting in part and denying in part the Company’s motion to dismiss. An initial case management order was entered on November 11, 2014, but no trial date has been set. Discovery is continuing. The Company believes all of the plaintiffs’ claims are without merit and will vigorously defend them.

18.  SUBSEQUENT EVENTS

The Company evaluated all material events occurring subsequent to the balance sheet date for events requiring disclosure or recognition in the condensed consolidated financial statements.

On October 16, 2015, the Company announced that one or more of its subsidiaries had executed a definitive agreement to sell substantially all of the assets of Bartow Regional Medical Center (72 licensed beds) in Bartow, Florida, along with related outpatient services, to subsidiaries of BayCare Health System, Inc. for approximately $60 million in cash. The divestiture is expected to close by the end of 2015, subject to customary regulatory approvals and closing conditions. The transaction is not expected to have a material impact on the financial results of the Company.

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

The Company’s intercompany activity consists primarily of daily cash transfers for purposes of cash management, the allocation of certain expenses and expenditures paid for by the Parent on behalf of its subsidiaries, and the push down of investment in its subsidiaries. This activity also includes the intercompany transactions between consolidated entities as part of the Receivables Facility that is further discussed in Note 12. The Company’s subsidiaries generally do not purchase services from one another; thus, the intercompany transactions do not represent revenue generating transactions. All intercompany transactions eliminate in consolidation.

From time to time, subsidiaries of the Company sell and/or repurchase noncontrolling interests in consolidated subsidiaries, which may change subsidiaries between guarantors and non-guarantors.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Income

Three Months Ended September 30, 2015

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
Operating revenues (net of contractual allowances and discounts)	$-	$(5)	$3,493	$2,092	$-	$5,580
Provision for bad debts	-	-	417	317	-	734

Net operating revenues	-	(5)	3,076	1,775	-	4,846
Operating costs and expenses:
Salaries and benefits	-	-	1,254	986	-	2,240
Supplies	-	-	497	265	-	762
Other operating expenses	-	-	801	343	-	1,144
Electronic health records incentive reimbursement	-	-	(44)	(10)	-	(54)
Rent	-	-	62	53	-	115
Depreciation and amortization	-	-	202	86	-	288

Total operating costs and expenses	-	-	2,772	1,723	-	4,495

Income from operations	-	(5)	304	52	-	351
Interest expense, net	-	26	206	10	-	242

Loss from early extinguishment of debt	-	-	-	-	-	-
Equity in earnings of unconsolidated affiliates	(52)	(70)	(16)	-	126	(12)

Income from continuing operations before income taxes	52	39	114	42	(126)	121

Provision for (benefit from) income taxes	-	(13)	43	8	-	38

Income from continuing operations	52	52	71	34	(126)	83
Discontinued operations, net of taxes:
Loss from operations of entities sold or held for sale	-	-	(1)	(4)	-	(5)
Loss on sale, net	-	-	(1)	(2)	-	(3)

Loss from discontinued operations, net of taxes	-	-	(2)	(6)	-	(8)

Net income	52	52	69	28	(126)	75
Less: Net income attributable to noncontrolling interests	-	-	-	23	-	23

Net income attributable to Community Health Systems, Inc. stockholders	$52	$52	$69	$5	$(126)	$52

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Income

Three Months Ended September 30, 2014

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
Operating revenues (net of contractual allowances and discounts)	$-	$(5)	$3,405	$2,138	$-	$5,538
Provision for bad debts	-	-	461	297	-	758

Net operating revenues	-	(5)	2,944	1,841	-	4,780
Operating costs and expenses:
Salaries and benefits	-	-	1,200	984	-	2,184
Supplies	-	-	467	263	-	730
Other operating expenses	-	-	722	396	-	1,118
Government settlement and related costs	-	-	77	-	-	77
Electronic health records incentive reimbursement	-	-	(63)	(25)	-	(88)
Rent	-	-	57	53	-	110
Depreciation and amortization	-	-	186	93	-	279

Total operating costs and expenses	-	-	2,646	1,764	-	4,410

Income from operations	-	(5)	298	77	-	370
Interest expense, net	-	13	219	17	-	249
Equity in earnings of unconsolidated affiliates	(62)	(65)	(34)	-	149	(12)

Income from continuing operations before income taxes	62	47	113	60	(149)	133

Provision for (benefit from) income taxes	-	(15)	44	10	-	39

Income from continuing operations	62	62	69	50	(149)	94
Discontinued operations, net of taxes:
Income from operations of entities sold or held for sale	-	-	(5)	6	-	1

Income from discontinued operations, net of taxes	-	-	(5)	6	-	1

Net income	62	62	64	56	(149)	95
Less: Net income attributable to noncontrolling interests	-	-	-	33	-	33

Net income attributable to Community Health Systems, Inc. stockholders	$62	$62	$64	$23	$(149)	$62

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Income

Nine Months Ended September 30, 2015

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
Operating revenues (net of contractual allowances and discounts)	$-	$(14)	$10,524	$6,330	$-	$16,840
Provision for bad debts	-	-	1,308	893	-	2,201

Net operating revenues	-	(14)	9,216	5,437	-	14,639

Operating costs and expenses:
Salaries and benefits	-	-	3,712	3,002	-	6,714
Supplies	-	-	1,481	793	-	2,274
Other operating expenses	-	-	2,274	1,096	-	3,370
Government settlement and related costs	-	-	1	-	-	1
Electronic health records incentive reimbursement	-	-	(103)	(32)	-	(135)
Rent	-	-	183	161	-	344
Depreciation and amortization	-	-	603	272	-	875
Amortization of software to be abandoned	-	-	-	-	-	-

Total operating costs and expenses	-	-	8,151	5,292	-	13,443

Income from operations	-	(14)	1,065	145	-	1,196
Interest expense, net	-	74	614	35	-	723

Loss from early extinguishment of debt	-	16	-	-	-	16
Equity in earnings of unconsolidated affiliates	(241)	(310)	(49)	-	549	(51)
Impairment of long-lived assets	-		6	-	-	6

Income from continuing operations before income taxes	241	206	494	110	(549)	502
Provision for (benefit from) income taxes	-	(35)	186	16	-	167

Income from continuing operations	241	241	308	94	(549)	335
Discontinued operations, net of taxes:
Loss from operations of entities sold or held for sale	-	-	(4)	(18)	-	(22)
Impairment of hospitals sold or held for sale	-	-	(2)	-	-	(2)
Loss on sale, net	-	-	1	(4)	-	(3)

Loss from discontinued operations, net of taxes	-	-	(5)	(22)	-	(27)

Net income	241	241	303	72	(549)	308
Less: Net income attributable to noncontrolling interests	-	-	-	67	-	67

Net income attributable to Community Health Systems, Inc. stockholders	$241	$241	$303	$5	$(549)	$241

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of (Loss) Income

Nine Months Ended September 30, 2014

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
Operating revenues (net of contractual allowances and discounts)	$-	$(13)	$9,900	$6,033	$-	$15,920
Provision for bad debts	-	-	1,397	802	-	2,199

Net operating revenues	-	(13)	8,503	5,231	-	13,721
Operating costs and expenses:
Salaries and benefits	-	-	3,583	2,814	-	6,397
Supplies	-	-	1,362	736	-	2,098
Other operating expenses	-	-	2,083	1,168	-	3,251
Government settlement and related costs	-	-	77	-	-	77
Electronic health records incentive reimbursement	-	-	(147)	(65)	-	(212)
Rent	-	-	170	149	-	319
Depreciation and amortization	-	-	572	243	-	815
Amortization of software to be abandoned	-	-	45	30	-	75

Total operating costs and expenses	-	-	7,745	5,075	-	12,820

Income from operations	-	(13)	758	156	-	901
Interest expense, net	-	84	596	48	-	728
Loss from early extinguishment of debt	-	73	-	-	-	73
Equity in earnings of unconsolidated affiliates	8	(97)	(43)	-	97	(35)
Impairment of long-lived assets	-	-	24	-	-	24

Loss from continuing operations before income taxes	(8)	(73)	181	108	(97)	111
Provision for (benefit from) income taxes	-	(65)	69	12	-	16

Income from continuing operations	(8)	(8)	112	96	(97)	95
Discontinued operations, net of taxes:
Loss from operations of entities sold or held for sale	-	-	(21)	16	-	(5)
Impairment of hospitals sold or held for sale	-	-	-	(23)	-	(23)

Loss from discontinued operations, net of taxes	-	-	(21)	(7)	-	(28)

Net (loss) income	(8)	(8)	91	89	(97)	67
Less: Net income attributable to noncontrolling interests	-	-	-	75	-	75

Net (loss) income attributable to Community Health Systems, Inc. stockholders	$(8)	$(8)	$91	$14	$(97)	$(8)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended September 30, 2015

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)

Net income	$52	$52	$69	$28	$(126)	$75
Other comprehensive income (loss), net of income taxes:
Net change in fair value of interest rate swaps	(21)	(21)	-	-	21	(21)
Net change in fair value of available-for-sale securities	(9)	(9)	(9)	-	18	(9)
Amortization and recognition of unrecognized pension cost components	1	1	1	-	(2)	1

Other comprehensive income (loss)	(29)	(29)	(8)	-	37	(29)

Comprehensive income	23	23	61	28	(89)	46
Less: Comprehensive income attributable to noncontrolling interests	-	-	-	23	-	23

Comprehensive income attributable to Community Health Systems, Inc. stockholders	$23	$23	$61	$5	$(89)	$23

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended September 30, 2014

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)

Net income	$62	$62	$64	$56	$(149)	$95
Other comprehensive income (loss), net of income taxes:
Net change in fair value of interest rate swaps	11	11	-	-	(11)	11
Net change in fair value of available-for-sale securities	(5)	(5)	(5)	-	10	(5)
Amortization and recognition of unrecognized pension cost components	1	1	1	-	(2)	1

Other comprehensive income (loss)	7	7	(4)	-	(3)	7

Comprehensive income	69	69	60	56	(152)	102
Less: Comprehensive income attributable to noncontrolling interests	-	-	-	33	-	33

Comprehensive income attributable to Community Health Systems, Inc. stockholders	$69	$69	$60	$23	$(152)	$69

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Comprehensive Income

Nine Months Ended September 30, 2015

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)

Net income	$241	$241	$303	$72	$(549)	$308
Other comprehensive income (loss), net of income taxes:
Net change in fair value of interest rate swaps	(22)	(22)	-	-	22	(22)
Net change in fair value of available-for-sale securities	(10)	(10)	(10)	-	20	(10)
Amortization and recognition of unrecognized pension cost components	2	2	2	-	(4)	2

Other comprehensive income (loss)	(30)	(30)	(8)	-	38	(30)

Comprehensive income	211	211	295	72	(511)	278
Less: Comprehensive income attributable to noncontrolling interests	-	-	-	67	-	67

Comprehensive income attributable to Community Health Systems, Inc. stockholders	$211	$211	$295	$5	$(511)	$211

Condensed Consolidating Statement of Comprehensive Income

Nine Months Ended September 30, 2014

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)

Net (loss) income	$(8)	$(8)	$91	$89	$(97)	$67
Other comprehensive income (loss), net of income taxes:
Net change in fair value of interest rate swaps	20	20	-	-	(20)	20
Net change in fair value of available-for-sale securities	(2)	(2)	(2)	-	4	(2)
Amortization and recognition of unrecognized pension cost components	1	1	1	-	(2)	1

Other comprehensive income (loss)	19	19	(1)	-	(18)	19

Comprehensive income	11	11	90	89	(115)	86
Less: Comprehensive income attributable to noncontrolling interests	-	-	-	75	-	75

Comprehensive income attributable to Community Health Systems, Inc. stockholders	$11	$11	$90	$14	$(115)	$11

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Balance Sheet

September 30, 2015

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated

	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$-	$-	$27	$159	$-	$186
Patient accounts receivable, net of allowance for doubtful accounts	-	-	1,617	2,069	-	3,686
Supplies	-	-	391	181	-	572
Deferred income taxes	345	-	-	-	-	345
Prepaid expenses and taxes	-	-	160	55	-	215
Other current assets	-	-	365	183	-	548

Total current assets	345	-	2,560	2,647	-	5,552

Intercompany receivable	1,367	16,478	1,489	5,896	(25,230)	-

Property and equipment, net	-	-	6,734	3,330	-	10,064

Goodwill	-	-	5,473	3,499	-	8,972

Other assets, net	5	278	1,814	1,165	(661)	2,601

Net investment in subsidiaries	3,501	18,679	8,050	-	(30,230)	-

Total assets	$5,218	$35,435	$26,120	$16,537	$(56,121)	$27,189

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$-	$162	$67	$11	$-	$240
Accounts payable	-	-	850	364	-	1,214
Income tax payable	102	-	-	-	-	102
Deferred income taxes	23	-	-	-	-	23
Accrued interest	-	162	1	-	-	163
Accrued liabilities	4	-	946	462	-	1,412

Total current liabilities	129	324	1,864	837	-	3,154

Long-term debt	-	15,808	123	716	-	16,647

Intercompany payable	-	14,899	18,955	13,460	(47,314)	-

Deferred income taxes	847	-	-	-	-	847

Other long-term liabilities	-	903	1,134	320	(661)	1,696

Total liabilities	976	31,934	22,076	15,333	(47,975)	22,344

Redeemable noncontrolling interests in equity of consolidated subsidiaries	-	-	-	522	-	522

Equity:
Community Health Systems, Inc. stockholders’ equity:
Preferred stock	-	-	-	-	-	-
Common stock	1	-	-	-	-	1
Additional paid-in capital	2,123	1,355	1,533	597	(3,486)	2,122
Treasury stock, at cost	(7)	-	-	-	-	(7)
Accumulated other comprehensive loss	(93)	(93)	(21)	(7)	121	(93)
Retained earnings	2,218	2,239	2,532	10	(4,781)	2,218

Total Community Health Systems, Inc. stockholders’ equity	4,242	3,501	4,044	600	(8,146)	4,241
Noncontrolling interests in equity of consolidated subsidiaries	-	-	-	82	-	82

Total equity	4,242	3,501	4,044	682	(8,146)	4,323

Total liabilities and equity	$5,218	$35,435	$26,120	$16,537	$(56,121)	$27,189

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Balance Sheet

December 31, 2014

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$-	$-	$364	$145	$-	$509
Patient accounts receivable, net of allowance for doubtful accounts	-	-	1,284	2,125	-	3,409
Supplies	-	-	374	183	-	557
Prepaid income taxes	30	-	-	-	-	30
Deferred income taxes	341	-	-	-	-	341
Prepaid expenses and taxes	-	-	138	54	-	192
Other current assets	-	-	359	169	-	528

Total current assets	371	-	2,519	2,676	-	5,566

Intercompany receivable	1,199	16,560	2,142	7,786	(27,687)	-

Property and equipment, net	-	-	6,557	3,612	-	10,169

Goodwill	-	-	5,480	3,471	-	8,951

Other assets, net	15	302	1,874	1,182	(638)	2,735

Net investment in subsidiaries	3,290	18,434	7,399	-	(29,123)	-

Total assets	$4,875	$35,296	$25,971	$18,727	$(57,448)	$27,421

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$-	$163	$61	$11	$-	$235
Accounts payable	-	-	909	384	-	1,293
Deferred income taxes	23	-	-	-	-	23
Accrued interest	-	225	1	1	-	227
Accrued liabilities	4	-	1,252	555	-	1,811

Total current liabilities	27	388	2,223	951	-	3,589

Long-term debt	-	15,820	139	722	-	16,681

Intercompany payable	-	14,957	18,744	15,455	(49,156)	-

Deferred income taxes	845	-	-	-	-	845

Other long-term liabilities	-	841	1,137	352	(638)	1,692

Total liabilities	872	32,006	22,243	17,480	(49,794)	22,807

Redeemable noncontrolling interests in equity of consolidated subsidiaries	-	-	-	531	-	531

Equity:
Community Health Systems, Inc. stockholders’ equity:
Preferred stock	-	-	-	-	-	-
Common stock	1	-	-	-	-	1
Additional paid-in capital	2,095	1,208	1,352	610	(3,170)	2,095
Treasury stock, at cost	(7)	-	-	-	-	(7)
Accumulated other comprehensive loss	(63)	(63)	(25)	5	83	(63)
Retained earnings	1,977	2,145	2,401	21	(4,567)	1,977

Total Community Health Systems, Inc. stockholders’ equity	4,003	3,290	3,728	636	(7,654)	4,003
Noncontrolling interests in equity of consolidated subsidiaries	-	-	-	80	-	80

Total equity	4,003	3,290	3,728	716	(7,654)	4,083

Total liabilities and equity	$4,875	$35,296	$25,971	$18,727	$(57,448)	$27,421

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2015

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
Net cash (used in) provided by operating activities	$(14)	$(220)	$444	$405	$-	$615

Cash flows from investing activities:
Acquisitions of facilities and other related equipment	-	-	(24)	(17)	-	(41)
Purchases of property and equipment	-	-	(485)	(211)	-	(696)
Proceeds from disposition of hospitals and other ancillary operations	-	-	4	83	-	87
Proceeds from sale of property and equipment	-	-	9	4	-	13
Purchases of available-for-sale securities	-	-	(42)	(85)	-	(127)
Proceeds from sales of available-for-sale securities	-	-	38	85	-	123
Increase in other investments	-	-	(94)	(42)	-	(136)

Net cash used in investing activities	-	-	(594)	(183)	-	(777)

Cash flows from financing activities:
Proceeds from exercise of stock options	24	-	-	-	-	24
Repurchase of restricted stock shares for payroll tax withholding requirements	(20)	-	-	-	-	(20)
Deferred financing costs and other debt-related costs	-	(30)	-	-	-	(30)
Redemption of noncontrolling investments in joint ventures	-	-	-	(18)	-	(18)
Distributions to noncontrolling investors in joint ventures	-	-	-	(69)	-	(69)
Changes in intercompany balances with affiliates, net	10	260	(155)	(115)	-	-
Borrowings under credit agreements	-	3,220	30	214	-	3,464
Proceeds from receivables facility	-	-	-	112	-	112
Repayments of long-term indebtedness	-	(3,230)	(62)	(332)	-	(3,624)

Net cash provided by (used in) financing activities	14	220	(187)	(208)	-	(161)

Net change in cash and cash equivalents	-	-	(337)	14	-	(323)
Cash and cash equivalents at beginning of period	-	-	364	145	-	509

Cash and cash equivalents at end of period	$-	$-	$27	$159	$-	$186

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2014

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
Net cash provided by (used in) operating activities	$96	$144	$657	$(258)	$-	$639

Cash flows from investing activities:
Acquisitions of facilities and other related equipment	-	-	(2,840)	(201)	-	(3,041)
Purchases of property and equipment	-	-	(390)	(170)	-	(560)
Proceeds from disposition of hospitals and other ancillary operations	-	-	-	12	-	12
Proceeds from sale of property and equipment	-	-	33	7	-	40
Purchases of available-for-sale securities	-	-	(23)	(175)	-	(198)
Proceeds from sales of available-for-sale securities	-	-	24	167	-	191
Increase in other investments	-	-	(284)	(103)	-	(387)

Net cash used in investing activities	-	-	(3,480)	(463)	-	(3,943)

Cash flows from financing activities:
Proceeds from exercise of stock options	42	-	-	-	-	42
Repurchase of restricted stock shares for payroll tax withholding requirements	(11)	-	-	-	-	(11)
Deferred financing costs and other debt-related costs	-	(272)	-	-	-	(272)
Excess tax benefit relating to stock-based compensation	4	-	-	-	-	4
Proceeds from noncontrolling investors in joint ventures	-	-	-	10	-	10
Redemption of noncontrolling investments in joint ventures	-	-	-	(8)	-	(8)
Distributions to noncontrolling investors in joint ventures	-	-	-	(74)	-	(74)
Changes in intercompany balances with affiliates, net	(131)	(3,195)	2,665	661	-	-
Borrowings under credit agreements	-	8,307	38	3	-	8,348
Issuance of long-term debt	-	4,000	-	-	-	4,000
Proceeds from receivables facility	-	-	-	204	-	204
Repayments of long-term indebtedness	-	(8,984)	(54)	(53)	-	(9,091)

Net cash (used in) provided by financing activities	(96)	(144)	2,649	743	-	3,152

Net change in cash and cash equivalents	-	-	(174)	22	-	(152)
Cash and cash equivalents at beginning of period	-	-	238	135	-	373

Cash and cash equivalents at end of period	$-	$-	$64	$157	$-	$221

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

Executive Overview

We are one of the largest publicly-traded hospital companies in the United States and a leading operator of general acute care hospitals in communities across the country. We provide healthcare services through the hospitals that we own and operate and affiliated businesses in non-urban and selected urban markets throughout the United States. We generate revenues by providing a broad range of general and specialized hospital healthcare services and other outpatient services to patients in the communities in which we are located. As of September 30, 2015, we owned or leased 195 hospitals included in continuing operations, comprised of 191 general acute care hospitals and 4 stand-alone rehabilitation or psychiatric hospitals. In addition to our hospitals and related businesses, we own and operate home care agencies, located primarily in markets where we also operate a hospital. Also, through our wholly-owned subsidiary, Quorum Health Resources, LLC, or QHR, we provide management and consulting services to non-affiliated general acute care hospitals located throughout the United States (QHR is part of our operations that we have announced will be included in our spin-off as noted below). For the hospitals and home care agencies that we own and operate, we are paid for our services by governmental agencies, private insurers and directly by the patients we serve. For our management and consulting services, we are paid by the non-affiliated hospitals utilizing our services.

On January 27, 2014, we and one of our wholly-owned subsidiaries completed the acquisition of Health Management Associates, Inc., or HMA, by acquiring through a merger all the outstanding shares of common stock of HMA, or HMA common stock, for approximately $7.3 billion, including the assumption of approximately $3.8 billion of indebtedness, consisting of a combination of cash and Parent Company common stock. During the nine months ended September 30, 2015, approximately $1 million of acquisition and integration expenses related to the HMA merger were recognized, and approximately $11 million and $89 million of such expenses were recognized during the three and nine months ended September 30, 2014, respectively.

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

On August 3, 2015, we announced a plan to spin off 38 hospitals and Quorum Health Resources into Quorum Health Corporation, or QHC, an independent, publicly-traded corporation. The transaction, which would be effected through the distribution of QHC common stock to the Company’s shareholders, is intended to be tax free to the Company and its shareholders, and is expected to close in the first quarter of 2016. The completion of the spin-off is subject to the effectiveness of QHC’s registration statement on Form 10 under the Securities Exchange Act of 1934, requisite regulatory approvals, execution of operational transition agreements, the receipt of opinions of tax, legal and valuation advisors (including as to the tax-free nature of the transaction), market conditions and final approval by our Board of Directors. QHC filed an Amendment No. 1 to Form 10 on October 16, 2015 (the Form 10 has not yet become effective), which filing contains information regarding the contemplated spin-off and the anticipated business of QHC. The Form 10 is available on the SEC’s website but is not incorporated by reference into this Quarterly Report on Form 10-Q. There can be no assurance regarding the ultimate timing of the spin-off, or that it will be completed.

Operating results and statistical data for the three and nine months ended September 30, 2015, include information for the operations of the acquired HMA hospitals from January 27, 2014, the date of the HMA merger. Throughout this executive overview and management’s discussion and analysis, same-store operating results and statistical data for the three and nine months ended September 30, 2015 and 2014 includes the hospitals acquired in the HMA merger. For the hospitals acquired in the HMA merger, this same-store information reflects the periods from January 1 through September 30, 2015 and 2014, as if such hospitals were owned during both comparable periods. For all hospitals owned throughout both periods, the same-store operating results and statistical data reflects the indicated periods. In addition, the same-store comparisons exclude our hospitals that have previously been classified as discontinued operations for accounting purposes.

In addition, during the nine months ended September 30, 2015, we divested seven hospitals previously recorded in discontinued operations. Two of these hospitals were required to be divested by the Federal Trade Commission as a condition of its approval of the HMA merger.

Our net operating revenues for the three months ended September 30, 2015, increased approximately $66 million to approximately $4.846 billion compared to approximately $4.780 billion for the three months ended September 30, 2014. We had income from continuing operations before noncontrolling interests of $83 million during the three months ended September 30, 2015, compared to $94 million for the three months ended September 30, 2014. Income from continuing operations before noncontrolling interests for the three months ended September 30, 2015 included an after-tax charge of $6 million related to costs incurred for the planned spin-off of QHC. Included in income from continuing operations for the three months ended September 30, 2014, was a $2 million after-tax expense for acquisition and integration expenses from the HMA merger, an after-tax charge of $5 million for legal expenses related to the HMA legal proceedings underlying the CVR agreement and an after-tax charge of $47 million for the government settlement and related costs in connection with the agreement in principle to settle claims at our New Mexico hospitals. Consolidated inpatient admissions for the three months ended September 30, 2015, decreased 1.9%, compared to the three months ended September 30, 2014, and consolidated adjusted admissions for the three months ended September 30, 2015, increased 0.2%, compared to the three months ended September 30, 2014. Same-store inpatient admissions for the three months ended September 30, 2015, decreased 2.1%, compared to the three months ended September 30, 2014, and same-store adjusted admissions for the three months ended September 30, 2015, increased 0.1%, compared to the three months ended September 30, 2014.

Our net operating revenues for the nine months ended September 30, 2015, increased $918 million to approximately $14.6 billion compared to approximately $13.7 billion for the nine months ended September 30, 2014. We had income from continuing operations before noncontrolling interests of $335 million during the nine months ended September 30, 2015, compared to $95 million for the nine months ended September 30, 2014. Income from continuing operations before noncontrolling interests for the nine months ended September 30, 2015 included an after-tax charge of $10 million for loss from early extinguishment of debt, $1 million after-tax expense for acquisition and integration expenses from the HMA merger, $1 million after-tax expense for government legal settlements for several qui tam matters previously accrued and settled in principle and related legal expenses, $4 million after-tax expense for the impairment of long-lived assets, an after tax charge of $6 million from fair value adjustments related to the HMA legal proceedings, accounted for at fair value, underlying the CVR agreement and related legal expenses and an after-tax charge of $6 million related to costs incurred for the planned spin-off of QHC. Income from continuing operations before noncontrolling interests for the nine months ended September 30, 2014, included an after-tax charge of $45 million for loss from early extinguishment of debt, $42 million after-tax expense for acquisition and integration expenses from the HMA merger, an after-tax charge of $47 million for the acceleration of amortization on software to be abandoned, an after-tax charge of $15 million for impairment of software costs taken out of service, an after-tax charge of $13 million for the HMA legal proceedings underlying the CVR agreement and an after-tax charge of $47 million for the government settlement and related costs in connection with the agreement in principle to settle claims at our New Mexico hospitals. Consolidated inpatient admissions for the nine months ended September 30, 2015, increased 3.5%, compared to the nine months ended September 30, 2014, and consolidated adjusted admissions for the nine months ended September 30, 2015, increased 5.2%, compared to the nine months ended September 30, 2014. Same-store inpatient admissions for the nine months ended September 30, 2015, decreased 1.3%, compared to the nine months ended September 30, 2014, and same-store adjusted admissions for the nine months ended September 30, 2015, increased 0.8%, compared to the nine months ended September 30, 2014.

Self-pay revenues represented approximately 12.8% and 13.1% of our net operating revenues, net of contractual allowances and discounts (but before provision for bad debts), for the three months ended September 30, 2015 and 2014, respectively, and 12.5% and 13.4% for the nine months ended September 30, 2015 and 2014, respectively. The amount of foregone revenue related to providing charity care services as a percentage of net operating revenues was approximately 2.5% and 2.8% for the three months ended September 30, 2015 and 2014, respectively, and 2.2% and 3.2% for the nine months ended September 30, 2015 and 2014, respectively. Direct and indirect costs incurred in providing charity care services were approximately 0.3% and 0.4% of net operating revenues for the three months ended September 30, 2015 and 2014, respectively, and 0.3% and 0.5% for the nine months ended September 30, 2015 and 2014 respectively.

The U.S. Congress and certain state legislatures have introduced and passed a large number of proposals and legislation designed to make major changes in the healthcare system, including changes that increased access to health insurance. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively, the Reform Legislation, mandates that substantially all U.S. citizens maintain medical insurance coverage and expands health insurance coverage through a combination of public program expansion and private sector health insurance reforms. Based on projections issued by the CBO in March 2015, the incremental insurance coverage due to the Reform Legislation could result in 25 million formerly uninsured Americans gaining coverage by the end of 2025.

As the number of persons with access to health insurance in the United States increases, there may be a resulting increase in the number of patients using our facilities who have health insurance coverage. We operate hospitals in eight of the 10 states currently experiencing the largest reductions in uninsured rates among adult residents. Most of the states with the greatest reductions established a health insurance exchange operated either by the state or in partnership with the federal government and also expanded Medicaid. However, states may opt out of the Medicaid coverage expansion provisions of the Reform Legislation without losing existing federal Medicaid funding. A number of states have opted out of the Medicaid coverage expansion provisions, but could ultimately decide to expand their programs at a later date. Of the 28 states in which we operate hospitals that are included in continuing operations, 14 states have expanded their Medicaid programs. At this time, the other 14 states have not, including Florida, Tennessee and Texas, where we operated a significant number of hospitals as of September 30, 2015. Some states that have opted out are evaluating options such as waiver plans to operate an alternative Medicaid expansion plan.

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

The Reform Legislation makes a number of changes to Medicare and Medicaid, such as reductions to the Medicare annual market basket update for federal fiscal years 2010 through 2019, a productivity offset to the Medicare market basket update, and a reduction to the Medicare and Medicaid disproportionate share payments, each of which could adversely impact the reimbursement received under these programs. Payment under the Medicare program for physician services, which is based upon the Medicare Physician Fee Schedule, or MPFS, changed in April 2015 with the enactment of the Medicare Access and CHIP Reauthorization Act of 2015, or MACRA. The law effectively eliminated a payment reduction that was scheduled for physicians and other practitioners who treat Medicare patients. MACRA provides for a 0.5% update to the MPFS for July 1, 2015 through December 31, 2015 and for each calendar year thereafter through 2019. In addition, MACRA requires the establishment of the Merit-Based Incentive Payment System, or MIPS, beginning in 2019, under which physicians will receive performance-based payment incentives or payment reductions based on their performance with respect to clinical quality, resource use, clinical improvement activities, and meaningful use of electronic health records. MIPS will consolidate certain existing physician incentive programs, and also requires CMS to provide, beginning in 2019, incentive payments for physicians and other eligible professionals that participate in alternative payment models, such as accountable care organizations.

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

The federal government has implemented a number of regulations and programs designed to promote the use of electronic health records, or EHR, technology and pursuant to the Health Information Technology for Economic and Clinical Health Act, or HITECH, established requirements for a Medicare and Medicaid incentive payments program for eligible hospitals and professionals that adopt and meaningfully use certified EHR technology. These payments are intended to incentivize the meaningful use of EHR. Our hospital facilities have been implementing EHR technology on a facility-by-facility basis since 2011. We recognize incentive reimbursement related to the Medicare or Medicaid incentives as we are able to implement the certified EHR technology and meet the defined “meaningful use criteria,” and information from completed cost report periods is available from which to calculate the incentive reimbursement. The timing of recognizing incentive reimbursement will not correlate with the timing of recognizing operating expenses and incurring capital costs in connection with the implementation of EHR technology which may result in material period-to-period changes in our future results of operations. Beginning on October 1, 2014, eligible hospitals and, beginning on January 1, 2015, professionals that have not demonstrated meaningful use of certified EHR technology and have not applied and qualified for a hardship exception are subject to penalties. Eligible hospitals are subject to a reduced market basket update to the inpatient prospective payment system standardized amount in 2015 and each subsequent fiscal year. Eligible professionals are subject to a 1% per year cumulative reduction applied to the Medicare physician fee schedule amount for covered professional services, subject to a cap of 5%.

Although we believe that our hospital facilities will be in compliance with the meaningful use standards during 2015, there can be no assurance that all of our facilities will remain in compliance and therefore not be subject to the HITECH penalty provisions. We recognized approximately $54 million and $88 million during the three months ended September 30, 2015 and 2014, respectively, and $135 million and $212 million during the nine months ended September 30, 2015 and 2014, respectively, for HITECH incentive reimbursements from Medicare and Medicaid related to certain of our hospitals and for certain of our employed physicians, which are presented as a reduction of operating expenses.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Medicare	23.9%	24.3%	24.4%	24.9%
Medicaid	11.9	11.5	11.1	10.6
Managed Care and other third-party payors	51.4	51.1	52.0	51.1
Self-pay	12.8	13.1	12.5	13.4

Total	100.0%	100.0%	100.0%	100.0%

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

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-based reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for the treatment of patients covered by Medicare, Medicaid and non-governmental payors are generally less than the standard billing rates. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues and net income (loss) by an insignificant amount in each of the three and nine-month periods ended September 30, 2015 and 2014.

The payment rates under the Medicare program for hospital inpatient and outpatient acute care services are based on a prospective payment system, depending upon the diagnosis of a patient’s condition. These rates are indexed for inflation annually, although increases have historically been less than actual inflation. On August 17, 2015, the Centers for Medicare & Medicaid Services, or CMS, published the final rule to increase this index by 2.4% for hospital inpatient acute care services that are reimbursed under the prospective payment system, beginning October 1, 2015. The final rule also makes other payment adjustments that, coupled with the 0.8% reduction for documentation and coding, a 0.5% multifactor productivity reduction, and a 0.2% reduction to hospital inpatient rates implemented pursuant to the Reform Legislation, yielded an estimated net 0.9% increase in reimbursement for hospitals. For fiscal year 2016, an additional reduction applies to hospitals that do not submit required patient quality data. We are complying with this data submission requirement.

Payments may also be affected by admission and medical review criteria for inpatient services commonly known as the “two midnight rule.” Under the rule, for admissions on or after October 1, 2013, services to Medicare beneficiaries are only payable as inpatient hospital services when there is a reasonable expectation that the hospital care is medically necessary and will be required across two midnights, absent unusual circumstances. CMS recently clarified that stays expected to need less than two midnights of hospital care will be subject to medical review on a case-by-case basis. Enforcement through Recovery Audit Contractor audits has been delayed until 2016. Reductions in the rate of increase or overall reductions in Medicare reimbursement may cause a decline in the growth of our net operating revenues.

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

Results of Operations

Our hospitals offer a variety of services involving a broad range of inpatient and outpatient medical and surgical services. These include general acute care, emergency room, general and specialty surgery, critical care, internal medicine, obstetrics, diagnostic services, psychiatric and rehabilitation services. The strongest demand for hospital services generally occurs during January through April and the weakest demand for these services occurs during the summer months. Accordingly, eliminating the effect of new acquisitions, our net operating revenues and earnings are historically highest during the first quarter and lowest during the third quarter. Same-store operating results include the hospitals acquired in the HMA merger. For the hospitals acquired in the HMA merger, the same-store information for the nine months ended September 30, 2015 and 2014 reflects the periods from January 1 through September 30, 2015 and 2014, as if such hospitals were owned during both comparable periods. For all hospitals owned throughout both periods, the same-store information reflects the indicated periods. The same store information reflected below does not reflect the application of purchase accounting adjustments as if the HMA merger had been completed on January 1, 2014. Therefore, this information is not intended to present pro forma information prepared under the guidelines of Articles 3-05 and 11 of the Securities and Exchange Commission. However, management believes the information provides investors with useful information about hospital admissions, adjusted admissions and net operating revenues had the HMA facilities been owned for the indicated periods. This same-store information for the hospitals acquired in the HMA merger for the period from January 1 through September 30, 2014 is non-GAAP financial information and may not be comparable to the information provided for the comparable 2015 period due to the aforementioned purchase accounting adjustments not having been applied.

The following tables summarize, for the periods indicated, selected operating data.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Expressed as a percentage of net operating revenues)
Consolidated (a):
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses (b)	(86.9)	(86.5)	(85.8)	(87.0)
Depreciation and amortization	(5.9)	(5.8)	(6.0)	(6.4)

Income from operations	7.2	7.7	8.2	6.6
Interest expense, net	(4.9)	(5.2)	(5.0)	(5.4)
Loss from early extinguishment of debt	-	-	(0.1)	(0.5)
Equity in earnings of unconsolidated affiliates	0.2	0.3	0.3	0.3
Impairment of long-lived assets	-	-	-	(0.2)

Income from continuing operations before income taxes	2.5	2.8	3.4	0.8
Provision for income taxes	(0.8)	(0.8)	(1.1)	(0.1)

Income from continuing operations	1.7	2.0	2.3	0.7
Loss from discontinued operations, net of taxes	(0.2)	-	(0.2)	(0.2)

Net income	1.5	2.0	2.1	0.5
Less: Net income attributable to noncontrolling interests	(0.4)	(0.7)	(0.5)	(0.6)

Net income (loss) attributable to Community Health Systems, Inc. stockholders	1.1%	1.3%	1.6%	(0.1)%

	Three Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2015
Percentage increase (decrease) from same period prior year (a):
Net operating revenues	1.4%	6.7%
Admissions	(1.9)	3.5
Adjusted admissions (c)	0.2	5.2
Average length of stay	-	2.3
Net income attributable to Community Health Systems, Inc. (d)	(16.1)	3,112.5
Same store percentage increase (decrease) from same period prior year (a)(e):
Net operating revenues	1.2%	2.8%
Admissions	(2.1)	(1.3)
Adjusted admissions (c)	0.1	0.8

(a)	We have restated our prior period financial statements and statistical results to reflect the reclassification as discontinued operations of hospitals held for sale at December 31, 2014, which were subsequently sold or remain held for sale during the nine months ended September 30, 2015.
(b)	Operating expenses include salaries and benefits, supplies, other operating expenses, government settlement and related costs, electronic health records incentive reimbursement and rent.
(c)	Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by multiplying admissions by gross patient revenues and then dividing that number by gross inpatient revenues.
(d)	Includes loss from discontinued operations.
(e)	The nine months ended September 30, 2014 includes former HMA hospitals for the periods from January 1 through September 30, 2015 and 2014, as if such hospitals were owned during each of these comparable periods. For all hospitals owned throughout both periods, the same-store operating results and statistical data reflects the indicated periods. In addition, same-store comparisons exclude our hospitals that have previously been classified as discontinued operations for accounting purposes.

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Net operating revenues increased by 1.4% to approximately $4.846 billion for the three months ended September 30, 2015, from approximately $4.780 billion for the three months ended September 30, 2014. The $66 million increase in net operating revenues included $6 million in non-same store net operating revenue primarily from the two hospitals acquired in the fourth quarter of 2014. Net operating revenues from hospitals owned throughout both periods (same-store) increased $60 million, or 1.2% during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. The increase in same-store net operating revenues was attributable to favorable changes in payor mix with corresponding reductions in charity care and self-pay discounts as a percentage of revenue compared to the prior year quarter. However, a weakness in volume and deterioration in revenue payor mix compared with the first six months of 2015 had an adverse impact on our consolidated net operating revenues during the three months ended September 30, 2015. On a consolidated basis, inpatient admissions decreased by 1.9% and adjusted admissions increased by 0.2% during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. On a same-store basis, net operating revenues per adjusted admissions increased 1.0%, while inpatient admissions decreased by 2.1% and adjusted admissions increased by 0.1% during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014.

Operating expenses, excluding depreciation and amortization, as a percentage of net operating revenues, increased from 86.5% for the three months ended September 30, 2014 to 86.9% for the three months ended September 30, 2015. Salaries and benefits, as a percentage of net operating revenues, increased from 45.7% for the three months ended September 30, 2014 to 46.2% for the three months ended September 30, 2015. This increase in salaries and benefits, as a percentage of net operating revenues, was primarily due to an increase in employed physicians that commenced practice in the three months ended September 30, 2015, as well as lower productivity when compared to prior quarters. Supplies, as a percentage of net operating revenues, increased from 15.3% for the three months ended September 30, 2014 to 15.7% for the three months ended September 30, 2015, largely due to increased drug costs. Other operating expenses, as a percentage of net operating revenues, increased from 23.4% for the three months ended September 30, 2014 to 23.7% for the three months ended September 30, 2015. This increase in other operating expenses, as a percentage of net operating revenues, was impacted by increased costs incurred related to our implementation of ICD-10. Government settlement and related costs, as a percentage of net revenues, was 1.6% for the three months ended September 30, 2014. There was no governmental settlement and related costs for the three months ended September 30, 2015. Rent, as a percentage of net operating revenues, increased from 2.3% for the three months ended September 30, 2014 to 2.4% for the three months ended September 30, 2015.

EHR incentive reimbursements represent those incentives under HITECH for which the recognition criterion has been met. We recognized approximately $54 million and $88 million of incentive reimbursements, or 1.1% and 1.8% of net operating revenues, for the three months ended September 30, 2015 and 2014, respectively. We received cash payments of $7 million and $8 million for these incentives during the three months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, $2 million was recorded as deferred revenue in connection with the receipt of these cash payments as all criteria for gain recognition had not been met. At September 30, 2014, there was no deferred revenue recorded.

Depreciation and amortization, as a percentage of net operating revenues, increased from 5.8% for the three months ended September 30, 2014 to 5.9% for the three months ended September 30, 2015.

Interest expense, net, decreased by $7 million to $242 million in the three months ended September 30, 2015 compared to $249 million for the three months ended September 30, 2014. A decrease in interest expense of $3 million is a result of decrease in interest rates during the three months ended September 30, 2015, compared to the same period in 2014, a decrease in interest expense of $1 million is a result of a decrease in the outstanding debt balance and a decrease in interest expense of $3 million is a result of more interest being capitalized during the three months ended September 30, 2015, as compared to the same period in 2014, due to the growth in major construction projects in the current year.

Equity in earnings of unconsolidated affiliates, as a percentage of net operating revenues, decreased from 0.3% for the three months ended September 30, 2014 to 0.2% for the three months ended September 30, 2015.

The net results of the above mentioned changes resulted in income from continuing operations before income taxes decreasing $12 million from $133 million for the three months ended September 30, 2014 to $121 million for the three months ended September 30, 2015.

Provision for income taxes from continuing operations decreased from $39 million for the three months ended September 30, 2014 to $38 million for the three months ended September 30, 2015 due to the decrease in income from continuing operations before income taxes. Our effective tax rates were 31.3% and 29.4% for the three months ended September 30, 2015 and 2014, respectively. The increase in the Company’s effective tax rate for the three months ended September 30, 2015 when compared to the three months ended September 30, 2014 was primarily related to a disproportionate decrease in income from continuing operations before income taxes, when compared to the decrease in net income attributable to noncontrolling interests for those same periods, which is not tax affected in our consolidated financial statements.

Income from continuing operations, as a percentage of net operating revenues, decreased from 2.0% for the three months ended September 30, 2014 to 1.7% for the three months ended September 30, 2015.

Discontinued operations for these periods include the results of operations of certain hospitals owned or leased by us as of September 30, 2015 and 2014, which were classified as being held for sale or sold. The operation of these hospitals resulted in a loss, net of taxes, of $5 million included in discontinued operations during the three months ended September 30, 2015, compared to a gain, net of taxes, of $1 million included in discontinued operations during the three months ended September 30, 2014. In addition, a loss on the sale of hospitals, net of tax, of $3 million was recorded for the three months ended September 30, 2015. There was no loss on sale of hospitals during the three months ended September 30, 2014. Overall, discontinued operations consisted of a loss, net of taxes, of $8 million during the three months ended September 30, 2015, compared to a gain, net of taxes, of $1 million during the three months ended September 30, 2014.

Net income, as a percentage of net operating revenues, decreased from 2.0% for the three months ended September 30, 2014 to 1.5% for the three months ended September 30, 2015.

Net income attributable to noncontrolling interests, as a percentage of net operating revenues, decreased from 0.7% for the three months ended September 30, 2014 to 0.4% for the three months ended September 30, 2015. The decrease is primarily due to a reduction in the number of less than wholly-owned hospitals compared with the three months ended September 30, 2014. Since September 30, 2014, we have sold two hospitals with noncontrolling equity ownership and have bought out the noncontrolling equity ownership from the minority partners in nine other hospital joint ventures.

Net income attributable to Community Health Systems, Inc. was $52 million for the three months ended September 30, 2015 compared to $62 million for the three months ended September 30, 2014. The decrease in net income attributable to Community Health Systems, Inc. is primarily due to an increase in salaries and benefits expense, supplies expense, other operating expenses and discontinued operations offset by a decrease in government settlement and related costs, as a percentage of net operating revenues, as discussed above.

Nine months Ended September 30, 2015 Compared to Nine months Ended September 30, 2014

Net operating revenues increased by 6.7% to approximately $14.6 billion for the nine months ended September 30, 2015, from approximately $13.7 billion for the nine months ended September 30, 2014. The $918 million increase in net operating revenues consisted of $402 million of revenues due to having an additional 26 days of operations for the hospitals acquired in the HMA merger, as well as $143 million of non-same store net operating revenue primarily from the other four hospitals acquired in 2014. Net operating revenues from hospitals owned throughout both periods increased $373 million, or 2.8% during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The increase in same-store net operating revenues was attributable to favorable changes in payor mix with corresponding reductions in charity care and self-pay discounts as a percentage of revenue. On a consolidated basis, inpatient admissions increased by 3.5% and adjusted admissions increased by 5.2% during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. On a same-store basis, net operating revenues per adjusted admissions increased 2.0%, while inpatient admissions decreased by 1.3% and adjusted admissions increased by 0.8% during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014.

Operating expenses, excluding depreciation and amortization, as a percentage of net operating revenues, decreased from 87.0% for the nine months ended September 30, 2014 to 85.8% for the nine months ended September 30, 2015. Salaries and benefits, as a percentage of net operating revenues, decreased from 46.6% for the nine months ended September 30, 2014 to 45.9% for the nine months ended September 30, 2015. This decrease in salaries and benefits, as a percentage of net operating revenues, was primarily due to increased productivity, elimination of certain of HMA’s corporate overhead costs and productivity improvement from integrating HMA into our operations during 2015. Supplies, as a percentage of net operating revenues, increased from 15.3% for the nine months ended September 30, 2014 to 15.5% for the nine months ended September 30, 2015. Other operating expenses, as a percentage of net operating revenues, decreased from 23.7% for the nine months ended September 30, 2014 to 23.0% for the nine months ended September 30, 2015. This decrease in other operating expenses, as a percentage of net operating revenues, was primarily due to decreases in expenses related to achieving meaningful use compliance and acquisition and integration-related expenses, primarily related to the HMA merger. Government settlement and related costs, as a percentage of net revenues, was 0.6% for the nine months ended September 30, 2014. There was a nominal amount of governmental settlement and related costs for the nine months ended September 30, 2015. Rent, as a percentage of net operating revenues, remained consistent at 2.3% for the nine months ended September 30, 2015 and 2014.

EHR incentive reimbursements represent those incentives under HITECH for which the recognition criterion has been met. We recognized approximately $135 million and $212 million of incentive reimbursements, or 0.9% and 1.5% of net operating revenues, for the nine months ended September 30, 2015 and 2014, respectively. We received cash payments of $71 million and $95 million for these incentives during the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, $2 million was recorded as deferred revenue in connection with the receipt of these cash payments as all criteria for gain recognition had not been met. At September 30, 2014, there was no deferred revenue recorded.

Depreciation and amortization, including $75 million of amortization of software to be abandoned recognized during the nine months ended September 30, 2014, as a percentage of net operating revenues, decreased from 6.4% for the nine months ended September 30, 2014 to 6.0% for the nine months ended September 30, 2015. This decrease was due primarily to the shortening of the remaining useful life of software that was previously in use and impaired during the nine months ended September 30, 2014.

Interest expense, net, decreased by $5 million to $723 million in the nine months ended September 30, 2015 compared to $728 million for the nine months ended September 30, 2014, primarily due to a decrease in interest rates during the nine months ended September 30, 2015, compared to the same period in 2014, which resulted in a decrease in interest expense of $59 million, and a decrease in interest expense of $6 million as a result of more interest being capitalized during the nine months ended September 30, 2015, as compared to the same period in 2014, due to the growth in major construction projects in the current year. These decreases were offset by an increase in our average outstanding debt during the nine months ended September 30, 2015, which was primarily due to the additional debt incurred at the end of January 2014 to acquire HMA which resulted in an increase in interest expense of $60 million.

The loss from early extinguishment of debt of $16 million was recognized during the nine months ended September 30, 2015 resulting from the repayment of certain outstanding term loans as part of the amendment of the Credit Facility. The loss from early extinguishment of debt of $73 million was recognized during the nine months ended September 30, 2014 resulting from the repayment of the term loans due 2014 as part of the refinancing in the first quarter of 2014.

Equity in earnings of unconsolidated affiliates, as a percentage of net operating revenues, remained consistent at 0.3% for both the nine months ended September 30, 2015 and 2014.

Impairment for long-lived assets decreased by $18 million to $6 million in the nine months ended September 30, 2015 compared to $24 million for the nine months ended September 30, 2014. The impairment charge of approximately $6 million recorded in 2015 related to the reporting unit goodwill allocated to one hospital sold during the nine months ended September 30, 2015. During the nine months ended September 30, 2014, in connection with the HMA merger, we further analyzed our intangible assets related to internal-use software used in certain of our hospitals for patient and clinical systems, including software required to meet criteria for meaningful use attestation and ICD-10 compliance. This analysis resulted in management reassessing its usage of certain software products and rationalizing that, with the addition of the HMA hospitals in the first quarter of 2014, those software applications were going to be discontinued and replaced with new applications that better integrate meaningful use and ICD-10 compliance, are more cost effective and can be implemented at a greater efficiency of scale over future implementations. Because of this decision by management, an impairment charge of approximately $24 million was recorded during the nine months ended September 30, 2014.

The net results of the above mentioned changes resulted in income from continuing operations before income taxes increasing $391 million from $111 million for the nine months ended September 30, 2014 to $502 million for the nine months ended September 30, 2015.

Provision for income taxes from continuing operations increased from $16 million for the nine months ended September 30, 2014 to $167 million for the nine months ended September 30, 2015 due to the increase in income from continuing operations before income taxes. Our effective tax rates were 33.3% and 14.5% for the nine months ended September 30, 2015 and 2014, respectively. The increase in the Company’s effective tax rate for the nine months ended September 30, 2015 when compared to the nine months ended September 30, 2014 is primarily related to a disproportionate substantial increase in income from continuing operations before income taxes, when compared to a decrease in net income attributable to noncontrolling interests for those same periods, which is not tax affected in our consolidated financial statements. Including the expense related to income attributable to noncontrolling interests, the effective tax rate for the nine months ended September 30, 2015 and 2014 would have been 38.4% and 44.6%, respectively.

Income from continuing operations, as a percentage of net operating revenues, increased from 0.7% for the nine months ended September 30, 2014 to 2.3% for the nine months ended September 30, 2015.

Discontinued operations for these periods include the results of operations of certain hospitals owned or leased by us as of September 30, 2015 and 2014, which were classified as being held for sale or sold. The operation of these hospitals resulted in a loss, net of taxes, of $22 million included in discontinued operations during the nine months ended September 30, 2015, compared to a loss, net of taxes, of $5 million included in discontinued operations during the nine months ended September 30, 2014. An after-tax impairment charge of $2 million was recorded during the nine months ended September 30, 2015, based on the difference between the estimated fair value and the carrying value of the assets held for sale, including an allocation of reporting unit goodwill, compared to an impairment charge of $23 million during the nine months ended September 30, 2014. In addition, a loss on the sale of hospitals, net of tax, of $3 million was recorded for the nine months ended September 30, 2015. There was no loss on sale of hospitals during the nine months ended September 30, 2014. Overall, discontinued operations during the nine months ended September 30, 2015, consisted of a loss, net of taxes, of $27 million, compared to a loss, net of taxes, of $28 million during the nine months ended September 30, 2014.

Net income, as a percentage of net operating revenues, increased from 0.5% for the nine months ended September 30, 2014 to 2.1% for the nine months ended September 30, 2015.

Net income attributable to noncontrolling interests, as a percentage of net operating revenues, decreased from 0.6% for the nine months ended September 30, 2014 to 0.5% for the nine months ended September 30, 2015.

Net income attributable to Community Health Systems, Inc. was $241 million for the nine months ended September 30, 2015 compared to a net loss of $8 million for the nine months ended September 30, 2014. The increase in net income attributable to Community Health Systems, Inc. is primarily due to a decrease in the government settlement and other related costs, loss from early extinguishment of debt, impairment of long-lived assets and discontinued operations, as a percentage of net operating revenues, as discussed above.

Liquidity and Capital Resources

Net cash provided by operating activities decreased $24 million, from approximately $639 million for the nine months ended September 30, 2014, to approximately $615 million for the nine months ended September 30, 2015. Cash from operating activities reflected the net impact of the increase in net income of $241 million, offset by a $21 million decrease to depreciation and amortization and a decrease of $167 million in the non-cash charges to income primarily related to the loss from early extinguishment of debt and the impairment of hospitals sold or held for sale. Cash from operating activities decreased as a result of net growth in operating assets and liabilities of approximately $77 million, primarily the result of an increase in patient accounts receivable coupled with an increase in accounts payable, accrued liabilities and income taxes paid. Total cash paid for interest during the nine months ended September 30, 2015 was approximately $752 million compared to $661 million for the nine months ended September 30, 2014. Approximately $10 million was paid for income taxes for the nine months ended September 30, 2015, compared to a net tax refund of $89 million for the nine months ended September 30, 2014. Included in net cash provided by operating activities for the nine months ended September 30, 2015 was $71 million of cash received for HITECH incentive reimbursements, compared to $95 million received for the nine months ended September 30, 2014.

The cash used in investing activities decreased $3.2 billion, from approximately $3.9 billion for the nine months ended September 30, 2014 to approximately $777 million for the nine months ended September 30, 2015. The decrease in cash used in investing activities was primarily due to a decrease in cash paid for acquisitions of facilities and other related equipment of $3.0 billion as a result of the acquisition of HMA (which owned and operated 71 hospitals at the time of the completion of the HMA merger) during the nine months ended September 30, 2014, compared to no hospital acquisitions during the nine months ended September 30, 2015, as well as an increase in proceeds from the disposition of hospitals and other ancillary operations of $75 million, a decrease in the net impact of the purchases and sales of available-for-sale securities of $3 million and a decrease in cash used for other investments of $251 million for the nine months ended September 30, 2015. These decreases were offset by a decrease in proceeds from the sale of property and equipment of $27 million and an increase in the cash used for the purchase of property and equipment of $136 million. Included in cash outflows for other investments for the nine months ended September 30, 2015 is approximately $5 million of capital expenditures related to the purchase and implementation of certified EHR technology, including implementation of Cerner software at several hospital locations. The remaining cash outflows for other investments for the nine months ended September 30, 2015 consists primarily of purchases and development of other internal-use software and payments made under non-employee physician recruiting agreements of $131 million. We anticipate being able to fund future routine capital expenditures with cash flows generated from operations.

Our net cash used in financing activities was $161 million for the nine months ended September 30, 2015, compared to net cash provided by financing activities of $3.2 billion for the nine months ended September 30, 2014. The decrease in cash provided by financing activities, in comparison to the prior year, is primarily due to a reduction in our long-term borrowings and issuance of long-term debt totaling $8.9 billion, which was mostly offset by a reduction in the repayments of our long-term debt of $5.5 billion, as a result of financing transactions in 2014 related to the HMA merger and an decrease in the proceeds from the exercise of stock options of $18 million. These decreases were offset by a reduction in cash paid for deferred financing costs and other debt-related costs of $242 million.

  Capital Expenditures

Cash expenditures for purchases of facilities and other related equipment were $41 million for the nine months ended September 30, 2015 compared to $3.0 billion for the nine months ended September 30, 2014. Our expenditures during the nine months ended September 30, 2015 were primarily related to the purchase of physician practices and other ancillary services. Our expenditures during the nine months ended September 30, 2014 were primarily related to the purchase price paid by us in the acquisition of HMA (which owned and operated 71 hospitals at the time of the completion of the HMA merger), the acquisition of two additional hospitals and the purchase of several surgery centers, physician practices and other ancillary services.

Excluding the cost to construct replacement hospitals, our cash expenditures for routine capital for the nine months ended September 30, 2015 totaled $593 million compared to $479 million for the nine months ended September 30, 2014. These capital expenditures related primarily to the purchase of additional equipment, minor renovations and information systems infrastructure. Costs to construct replacement hospitals totaled $103 million for the nine months ended September 30, 2015, compared to $81 million for the nine months ended September 30, 2014. The costs to construct replacement hospitals for both the nine months ended September 30, 2015 and 2014 represent both planning and construction costs for two replacement hospitals discussed below.

Pursuant to a hospital purchase agreement in effect as of September 30, 2015, we have committed to build a replacement facility in York, Pennsylvania by July 2017. Construction costs, including equipment costs, for the York replacement facility are currently estimated to be approximately $125 million. In addition, in October 2008, after the purchase of the noncontrolling owner’s interest in our Birmingham, Alabama facility, we initiated the purchase of a site, which included a partially constructed hospital structure, for a potential replacement to our existing Birmingham facility. In September 2010, we received approval of our request for a certificate of need, or CON, from the Alabama Certificate of Need Review Board. This CON was challenged in the Alabama state circuit and appellate courts, but the CON was upheld by the Supreme Court of Alabama in May 2013, eliminating any further appeals. Our estimated construction costs, including the acquisition of the site and equipment costs, are approximately $310 million for the Birmingham replacement facility. Completion of the replacement hospital, Grandview Medical Center, and transfer of all operations was completed on October 10, 2015.

Capital Resources

Net working capital was approximately $2.4 billion at September 30, 2015, compared to $2.0 billion at December 31, 2014, an increase of $421 million, primarily the result of an increase in patient accounts receivable, decreases in accounts payable, accrued interest and employee compensation liabilities, and partially offset by decreases in cash.

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

The Credit Facility contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting our and our subsidiaries’ ability, subject to certain exception, to, among other things, (1) declare dividends, make distributions or redeem or repurchase capital stock, (2) prepay, redeem or repurchase other debt, (3) incur liens or grant negative pledges, (4) make loans and investments and enter into acquisitions and joint ventures, (5) incur additional indebtedness or provide certain guarantees, (6) make capital expenditures, (7) engage in mergers, acquisitions and asset sales, (8) conduct transactions with affiliates, (9) alter the nature of our businesses, (10) grant certain guarantees with respect to physician practices, (11) engage in sale and leaseback transactions or (12) change our fiscal year. We and our subsidiaries are also required to comply with specified financial covenants (consisting of a maximum secured net leverage ratio and an interest coverage ratio) and various affirmative covenants. We were in compliance with all such covenants at September 30, 2015.

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

As of September 30, 2015, the availability for additional borrowings under our Credit Facility, after taking into account the $56 million outstanding at that date, was $944 million pursuant to the Revolving Facility, of which $83 million was set aside for outstanding letters of credit. We believe that these funds, along with internally generated cash and continued access to the bank credit and capital markets, will be sufficient to finance future acquisitions, capital expenditures and working capital requirements during the next 12 months.

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

On March 21, 2012, through certain of its subsidiaries, CHS entered into an accounts receivable loan agreement, or the Receivables Facility, with a group of lenders and banks, Credit Agricolé Corporate and Investment Bank, as a managing agent and as the administrative agent, and The Bank of Nova Scotia, as a managing agent. On March 7, 2013, CHS and certain of its subsidiaries amended the Receivables Facility to add an additional managing agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd., to increase the size of the facility from $300 million to $500 million and to extend the scheduled termination date. Additional subsidiaries also agreed to participate in the Receivables Facility as of that date. On June 30, 2014, CHS and certain of its subsidiaries amended the Receivables Facility to increase the size of the facility from $500 million to $700 million and to extend the scheduled termination date. Additional subsidiaries also agreed to participate in the Receivables Facility as of that date. The existing and future non-self pay patient-related accounts receivable, or the Receivables, for certain hospitals of CHS and its subsidiaries serve as collateral for the outstanding borrowings under the Receivables Facility. The interest rate on the borrowings is based on the commercial paper rate plus an applicable interest rate spread. Unless earlier terminated or subsequently extended pursuant to its terms, the Receivables Facility will expire on March 21, 2017, subject to customary termination events that could cause an early termination date. CHS maintains effective control over the Receivables because, pursuant to the terms of the Receivables Facility, the Receivables are sold from certain of CHS’ subsidiaries to CHS, and CHS then sells or contributes the Receivables to a special-purpose entity that is wholly-owned by CHS. The wholly-owned special-purpose entity in turn grants security interests in the Receivables in exchange for borrowings obtained from the group of third-party lenders and banks of up to $700 million outstanding from time to time based on the availability of eligible Receivables and other customary factors. The group of third-party lenders and banks do not have recourse to CHS or its subsidiaries beyond the assets of the wholly-owned special-purpose entity that collateralizes the loan. The Receivables and other assets of the wholly-owned special-purpose entity will be available first and foremost to satisfy the claims of the creditors of such entity. The outstanding borrowings pursuant to the Receivables Facility at September 30, 2015 totaled $615 million and are classified as long-term debt on the condensed consolidated balance sheet. At September 30, 2015, the carrying amount of Receivables included in the Receivables Facility totaled approximately $1.3 billion and is included in patient accounts receivable on the condensed consolidated balance sheet.

We have transitioned all of our hospitals to the ICD-10 coding system, which was required of all healthcare providers covered by the Health Insurance Portability and Accountability Act, or HIPAA. This transition continues to involve a significant focus on our technology and information systems, as well as costs related to training of hospital employees and providers and corporate support staff involved with coding and billing. As noted in the risk factors in our 2014 Form 10-K, the potential for delay in billing and collection on patient receivables resulting from these changes or from new payment systems and processes implemented by third-party payors could have an adverse effect on the quality of receivables that serve as collateral under the Receivables Facility, resulting in a potential default or repayment of outstanding borrowings. Should such a repayment of borrowings under the Receivables Facility be required, we have availability, and expect to continue to have availability, under the Revolving Facility to provide sufficient financial resources and liquidity to fund the repayment.

As of September 30, 2015, we are currently a party to the following interest rate swap agreements to limit the effect of changes in interest rates on approximately 38.6% of our variable rate debt. On each of these swaps, we receive a variable rate of interest based on the three-month LIBOR, in exchange for the payment by us of a fixed rate of interest. We currently pay, on a quarterly basis, interest on the Revolving Facility and the Term A Facility at a rate per annum equal to LIBOR plus 2.75%. Loans in respect of the Term F Facility accrue interest at a rate per annum equal to LIBOR plus 3.25%. The Term G Loan and Term H Loan accrue interest at a rate per annum equal to LIBOR plus 2.75% and 3.00%, respectively, in the case of LIBOR borrowings, and Alternate Base Rate plus 1.75% and 2.00%, respectively, in the case of Alternate Base Rate Borrowings. The Term G Loan and the Term H Loan are subject to a 1.00% LIBOR floor and a 2.00% Alternate Base Rate floor.

Swap #	Notional Amount (in millions)	Fixed Interest Rate	Termination Date	Fair Value (in millions)

1	$300	3.447%	August 6, 2016	$8

2	100	3.401%	August 19, 2016	3

3	200	3.429%	August 19, 2016	5

4	200	3.500%	August 30, 2016	5

5	100	3.005%	November 30, 2016	3

6	200	2.055%	July 25, 2019	7

7	200	2.059%	July 25, 2019	7

8	400	1.882%	August 30, 2019	5

9	200	2.515%	August 30, 2019	7

10	200	2.613%	August 30, 2019	8

11	300	2.041%	August 30, 2020	4

12	300	2.738%	August 30, 2020	14

13	300	2.892%	August 30, 2020	16

14	300	2.363%	January 27, 2021	6	(1)

15	200	2.368%	January 27, 2021	4	(1)

(1) This interest rate swap becomes effective February 29, 2016.

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

We believe that internally generated cash flows, availability for additional borrowings under our Credit Facility of $944 million (consisting of a $1.0 billion Revolving Facility, of which $83 million is set aside for outstanding letters of credit and $56 million was outstanding at September 30, 2015) and our ability to amend the Credit Facility to provide for one or more tranches of term loans in an aggregate principal amount of $1.5 billion, and our continued access to the bank credit and capital markets will be sufficient to finance acquisitions, capital expenditures and working capital requirements through the next 12 months.

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

The ratio of earnings to fixed charges is a measure of our ability to meet our fixed obligations related to our indebtedness. The following table shows the ratio of earnings to fixed charges for the nine months ended September 30, 2015:

Nine Months Ended
September 30, 2015

Ratio of earnings to fixed charges (1)	1.59 x

(1)	Fixed charges include interest expensed and capitalized during the year plus an estimate of the interest component of rent expense. There are no shares of preferred stock outstanding. See Exhibit 12.1 filed as part of this Report for the calculation of this ratio.

  Off-balance Sheet Arrangements

In the past, we have utilized operating leases as a financing tool for obtaining the operations of specified hospitals without acquiring, through ownership, the related assets of the hospital and without a significant outlay of cash at the front end of the lease. We utilize the same operating strategies to improve operations at those hospitals held under operating leases as we do at those hospitals that we own. We have not entered into any new operating leases for hospital operations since December 2000. At September 30, 2015, we operated three hospitals under operating leases that had an immaterial impact on our consolidated operating results from continuing operations. The terms of the operating leases we currently have in place expire between December 2020 and June 2028, not including lease extension options. If we allow these leases to expire, we would no longer generate revenues nor incur expenses from these hospitals.

  Noncontrolling Interests

We have sold noncontrolling interests in certain of our subsidiaries or acquired subsidiaries with existing noncontrolling interest ownership positions. In conjunction with the HMA merger, we acquired 29 hospitals containing minority ownership interests ranging from less than 1% to 40%. We do not believe the minority ownership interests acquired in the HMA merger are material to our financial position or results of operations. In addition, effective November 1, 2014, we acquired from Novant Health, Inc., or Novant, its 30% noncontrolling interest in Lake Norman Regional Medical Center for $150 million pursuant to a change in control provision in the operating agreement that was triggered with the HMA merger. As of September 30, 2015, we have hospitals in 32 of the markets we serve, with noncontrolling physician ownership interests ranging from less than 1% to 40%, including one hospital that also has a non-profit entity as a partner. In addition, we have nine other hospitals with noncontrolling interests owned by non-profit entities. Redeemable noncontrolling interests in equity of consolidated subsidiaries was $522 million and $531 million as of September 30, 2015 and December 31, 2014, respectively, and noncontrolling interests in equity of consolidated subsidiaries was $82 million and $80 million as of September 30, 2015 and December 31, 2014, respectively. The amount of net income attributable to noncontrolling interests was $23 million and $33 million for the three months ended September 30, 2015 and 2014, respectively, and $67 million and $75 million for the nine months ended September 30, 2015 and 2014, respectively. As a result of the change in the Stark Law “whole hospital” exception included in the Reform Legislation, we are not permitted to introduce physician ownership at any of our wholly-owned hospital facilities or increase the aggregate percentage of physician ownership in any of our existing hospital joint ventures in excess of the aggregate physician ownership level held at the time of the adoption of the Reform Legislation.

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

  Third-party Reimbursement

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. Contractual allowances are automatically calculated and recorded through our internally developed “automated contractual allowance system.” Within the automated system, actual Medicare DRG data and payors’ historical paid claims data are utilized to calculate the contractual allowances. This data is automatically updated on a monthly basis. All hospital contractual allowance calculations are subjected to monthly review by management to ensure reasonableness and accuracy. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at operating revenues (net of contractual allowances and discounts). The process of estimating contractual allowances requires us to estimate the amount expected to be received based on payor contract provisions. The key assumption in this process is the estimated contractual reimbursement percentage, which is based on payor classification and historical paid claims data. Due to the complexities involved in these estimates, actual payments we receive could be different from the amounts we estimate and record. If the actual contractual reimbursement percentage under government programs and managed care contracts differed by 1% at September 30, 2015 from our estimated reimbursement percentage, net income for the nine months ended September 30, 2015 would have changed by approximately $79 million, and net accounts receivable at September 30, 2015 would have changed by $129 million. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues and net income (loss) by an insignificant amount in each of the three-month and nine-month periods ended September 30, 2015 and 2014.

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

Collections are impacted by the economic ability of patients to pay and the effectiveness of our collection efforts. Significant changes in payor mix, business office operations, economic conditions or trends in federal and state governmental healthcare coverage could affect our collection of accounts receivable and are considered in our estimates of accounts receivable collectability. If the actual collection percentage differed by 1% at September 30, 2015 from our estimated collection percentage as a result of a change in expected recoveries, net income for the nine months ended September 30, 2015 would have changed by $49 million, and net accounts receivable at September 30, 2015 would have changed by $79 million. We also continually review our overall reserve adequacy by monitoring historical cash collections as a percentage of trailing net revenue less provision for bad debts, as well as by analyzing current period net revenue and admissions by payor classification, aged accounts receivable by payor, days revenue outstanding, the composition of self-pay receivables between pure self-pay patients and the patient responsibility portion of third-party insured receivables and the impact of recent acquisitions and dispositions.

With limited exceptions for recently acquired hospitals, our policy is to write-off gross accounts receivable if the balance is under $10.00 or when such amounts are placed with outside collection agencies. We believe this policy accurately reflects our ongoing collection efforts and is consistent with industry practices. We had approximately $4.2 billion and $4.0 billion at September 30, 2015 and December 31, 2014, respectively, being pursued by various outside collection agencies. We expect to collect less than 3%, net of estimated collection fees, of the amounts being pursued by outside collection agencies. As these amounts have been written-off, they are not included in our gross accounts receivable or our allowance for doubtful accounts. Collections on amounts previously written-off are recognized as a reduction to bad debt expense when received. However, we take into consideration estimated collections of these future amounts written-off in evaluating the reasonableness of our allowance for doubtful accounts.

All of the following information is derived from our hospitals, excluding clinics, unless otherwise noted.

Patient accounts receivable from our hospitals represent approximately 95% of our total consolidated accounts receivable.

Days revenue outstanding was 70 days at September 30, 2015 and 63 days at December 31, 2014. Our target range for days revenue outstanding is from 60 to 65 days. The increase in days revenue outstanding is primarily due to growth in accounts receivable resulting from billing delays and lower business office productivity as we trained and implemented new coding procedures to ensure compliance with the new ICD-10 standards. Temporary delays in recurring payments from certain state supplemental payment programs also contributed to the increase in days revenue outstanding.

Total gross accounts receivable (prior to allowance for contractual adjustments and doubtful accounts) was approximately $20.1 billion as of September 30, 2015 and approximately $18.0 billion as of December 31, 2014.

The approximate percentage of total gross accounts receivable (prior to allowances for contractual adjustments and doubtful accounts) summarized by payor is as follows:

	September 30,	December 31,
	2015	2014

Insured receivables	61.2%	61.9%
Self-pay receivables	38.8	38.1

Total	100.0%	100.0%

For the hospital segment, the combined total of the allowance for doubtful accounts for self-pay accounts receivable and related allowances for other self-pay discounts and contractuals, as a percentage of gross self-pay receivables, was approximately 87% at both September 30, 2015 and December 31, 2014. If the receivables that have been written-off, but where collections are still being pursued by outside collection agencies, were included in both the allowances and gross self-pay receivables specified above, the percentage of combined allowances to total self-pay receivables would have been approximately 91% at both September 30, 2015 and December 31, 2014.

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

There have been no significant changes in our estimate of the reserve for professional liability claims during the three and nine months ended September 30, 2015.

  Income Taxes

We must make estimates in recording provision for income taxes, including determination of deferred tax assets and deferred tax liabilities and any valuation allowances that might be required against the deferred tax assets. We believe that future income will enable us to realize certain deferred tax assets, subject to the valuation allowance we have established.

The total amount of unrecognized benefit that would impact the effective tax rate, if recognized, was approximately $5 million as of September 30, 2015. A total of approximately $2 million of interest and penalties is included in the amount of liability for uncertain tax positions at September 30, 2015. It is our policy to recognize interest and penalties related to unrecognized benefits in our condensed consolidated statements of income as income tax expense.

It is possible the amount of unrecognized tax benefit could change in the next 12 months as a result of a lapse of the statute limitations and settlements with taxing authorities; however, we do not anticipate the change will have a material impact on our consolidated results of operations or consolidated financial position.

We, or one of our subsidiaries, file income tax returns in the United States federal jurisdiction and various state jurisdictions. We have extended the federal statute of limitations through December 31, 2015 for Triad for the tax periods ended December 31, 1999, December 31, 2000, April 30, 2001, June 30, 2001, December 31, 2001, December 31, 2002, December 31, 2003, December 31, 2004, December 31, 2005, December 31, 2006 and July 25, 2007. With few exceptions, we are no longer subject to state income tax examinations for years prior to 2011. Our federal income tax returns for the 2009 and 2010 tax years are currently under examination by the U.S. Internal Revenue Service, or IRS. We believe the results of these examinations will not be material to its consolidated results of operations or consolidated financial position. We have extended the federal statute of limitations through June 30, 2016 for Community Health Systems, Inc. for the tax periods ended December 31, 2007, 2008, 2009 and 2010, and through September 6, 2016 for the tax period ended December 31, 2011.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2014-08, which changes the requirements for reporting discontinued operations. A discontinued operation continues to include a component of an entity or a group of components of an entity, or a business activity. However, in a shift reflecting stakeholder concerns that too many disposals of small groups of assets that are recurring in nature qualified for reporting as discontinued operations, a disposal of a component of an entity or a group of components of an entity will be required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. A business or nonprofit activity that, on acquisition, meets the criteria to be classified as held for sale will still be a discontinued operation. Additional disclosures will be required for significant components of the entity that are disposed of or are held for sale but do not qualify as discontinued operations. This ASU is effective for fiscal years beginning after December 15, 2014 and is to be applied on a prospective basis for disposals or components initially classified as held for sale after that date. We adopted this ASU on January 1, 2015 and the adoption did not have a material impact on our consolidated financial position, results of operations and cash flows as of and for the three and nine months ended September 30, 2015.

In May 2014, the FASB issued ASU 2014-09, which outlines a single comprehensive model for recognizing revenue and supersedes most existing revenue recognition guidance, including guidance specific to the healthcare industry. This ASU provides companies the option of applying a full or modified retrospective approach upon adoption. This ASU is effective for fiscal years beginning after December 15, 2016. However, the FASB recently issued a final ASU that defers the effective date by one year, with early adoption permitted for annual periods beginning after December 15, 2016. We expect to adopt this ASU on January 1, 2018 and are currently evaluating our plan for adoption and the impact on our revenue recognition policies, procedures and control framework and the resulting impact on our consolidated financial position, results of operations and cash flows.

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

FORWARD-LOOKING STATEMENTS

Some of the matters discussed in this Report include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “thinks,” and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include the following:

•	general economic and business conditions, both nationally and in the regions in which we operate,

•	implementation, effect of, and changes to, adopted and potential federal and state healthcare reform legislation and other federal, state or local laws or regulations affecting the healthcare industry,

•	the extent to which states support increases, decreases or changes in Medicaid programs, implement healthcare exchanges or alter the provision of healthcare to state residents through regulation or otherwise,

•	risks associated with our substantial indebtedness, leverage and debt service obligations,

•	demographic changes,

•	changes in, or the failure to comply with, governmental regulations,

•	potential adverse impact of known and unknown government investigations, audits, and Federal and State False Claims Act litigation and other legal proceedings,

•	our ability, where appropriate, to enter into and maintain provider arrangements with payors and the terms of these arrangements, which may be further impacted by the consolidation of health insurers and managed care companies,

•	changes in, or the failure to comply with, contract terms with payors and changes in reimbursement rates paid by federal or state healthcare programs or commercial payors,

•	changes in inpatient or outpatient Medicare and Medicaid payment levels,

•	the effects related to the continued implementation of the sequestration spending reductions and the potential for future deficit reduction legislation,

•	increases in the amount and risk of collectability of patient accounts receivable, including the impact of the implementation of ICD-10,

•	the efforts of insurers, healthcare providers and others to contain healthcare costs, including the trend toward value-based purchasing,

•	our ongoing ability to demonstrate meaningful use of certified EHR technology and recognize income for the related Medicare or Medicaid incentive payments,

•	increases in wages as a result of inflation or competition for highly technical positions and rising supply and drug costs due to market pressure from pharmaceutical companies and new product releases,

•	liabilities and other claims asserted against us, including self-insured malpractice claims,

•	competition,

•	our ability to attract and retain, at reasonable employment costs, qualified personnel, key management, physicians, nurses and other healthcare workers,

•	trends toward treatment of patients in less acute or specialty healthcare settings, including ambulatory surgery centers or specialty hospitals,

•	changes in medical or other technology,

•	changes in U.S. GAAP,

•	the availability and terms of capital to fund additional acquisitions or replacement facilities or other capital expenditures,

•	our ability to successfully make acquisitions or complete divestitures,

•	our ability to successfully integrate any acquired hospitals, including those of HMA, or to recognize expected synergies from acquisitions,

•	the impact of the acquisition of HMA on third-party relationships,

•	the impact of seasonal severe weather conditions,

•	our ability to obtain adequate levels of general and professional liability insurance,

•	timeliness of reimbursement payments received under government programs,

•	effects related to outbreaks of infectious diseases,

•	the impact of the external, criminal cyber-attack suffered by us in the second quarter of 2014, including potential reputational damage, the outcome of our investigation and any potential governmental inquiries, the outcome of litigation filed against us in connection with this cyber-attack, and the extent of remediation costs and additional operating or other expenses that we may continue to incur, and the impact of potential future cyber-attacks or security breaches,

•	the timing and completion of the previously announced planned spin-off,

•	the effects of the planned spin-off on our business, including our ability to achieve the anticipated benefits of the spin-off, and

•	the other risk factors set forth in our 2014 Form 10-K and our other public filings with the SEC.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate changes, primarily as a result of our Credit Facility which bears interest based on floating rates. In order to manage the volatility relating to the market risk, we entered into interest rate swap agreements described under the heading “Liquidity and Capital Resources” in Part I, Item 2 of this Quarterly Report on Form 10-Q. We utilize risk management procedures and controls in executing derivative financial instrument transactions. We do not execute transactions or hold derivative financial instruments for trading purposes. Derivative financial instruments related to interest rate sensitivity of debt obligations are used with the goal of mitigating a portion of the exposure when it is cost effective to do so. As of September 30, 2015, our approximately $3.0 billion notional amount of interest rate swap agreements outstanding represented approximately 38.6% of our variable rate debt.

A 1% change in interest rates on variable rate debt in excess of that amount covered by interest rate swaps would have resulted in interest expense fluctuating approximately $15 million and $16 million for the three months ended September 30, 2015 and 2014, respectively, and $48 million and $42 million for the nine months ended September 30, 2015 and 2014, respectively.

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

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2015 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II OTHER INFORMATION

Item	1. Legal Proceedings

From time to time, we receive inquiries or subpoenas from state regulators, state Medicaid Fraud Control units, fiscal intermediaries, the Centers for Medicare and Medicaid Services and the Department of Justice regarding various Medicare and Medicaid issues. In addition to the matters discussed below, we are currently responding to subpoenas and administrative demands concerning (a) certain cardiology procedures, medical records and policies at a New Mexico hospital, (b) a civil investigative demand concerning cardiology devices at a Pennsylvania hospital, (c) an inquiry regarding a sleep lab at a Louisiana hospital, (d) a subpoena regarding wound care services at one of our Florida hospitals (which appears to be related to the recently unsealed case styled U.S. ex rel. Van Raalte, v. Healogics, Inc.), and (e) a subpoena concerning provider based billing status for hyperbaric oxygen therapy at one of our Tennessee hospitals. In addition, we are subject to other claims and lawsuits arising in the ordinary course of our business. Based on current knowledge, management does not believe that loss contingencies arising from pending legal, regulatory and governmental matters, including the matters described herein, will have a material adverse effect on the consolidated financial position or liquidity of the Company. However, in light of the inherent uncertainties involved in pending legal, regulatory and governmental matters, some of which are beyond our control, and the very large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to our results of operations or cash flows for any particular reporting period. Settlements of suits involving Medicare and Medicaid issues routinely require both monetary payments as well as corporate integrity agreements. Additionally, qui tam or “whistleblower” actions initiated under the civil False Claims Act may be pending but placed under seal by the court to comply with the False Claims Act’s requirements for filing such suits. In September 2014, the Criminal Division of the United States Department of Justice, or DOJ, announced that all qui tam cases will be shared with their Division to determine if a parallel criminal investigation should be opened. The Criminal Division has also frequently stated an intention to pursue corporations in criminal prosecutions. From time to time, we detect issues of non-compliance with Federal healthcare laws pertaining to claims submission and reimbursement practices and/or financial relationships with physicians. We avail ourselves of various mechanisms to address potential overpayments arising out of these issues, including repayment of claims, rebilling of claims, and participation in voluntary disclosure protocols offered by the Centers for Medicare and Medicaid Services and the Office of the Inspector General. Participating in voluntary repayments and voluntary disclosure protocols can have the potential for significant settlement obligations or even enforcement action.

The following legal proceedings are described in detail because, although they may not be required to be disclosed in this Part II, Item 1 under SEC rules, due to the nature of the business of the Company, we believe that the following discussion of these matters may provide useful information to security holders. This discussion does not include claims and lawsuits covered by medical malpractice, general liability or employment practices insurance and risk retention programs, none of which claims or lawsuits would in any event be required to be disclosed in this Part II, Item 1 under SEC rules. Certain of the matters referenced below are also discussed in the Notes to Condensed Consolidated Financial Statements at Part I, Item 1 under Note 17 “Contingencies.”

Community Health Systems, Inc. Legal Proceedings

Shareholder Litigation

Class Action Shareholder Federal Securities Cases. Three purported class action cases have been filed in the United States District Court for the Middle District of Tennessee; namely, Norfolk County Retirement System v. Community Health Systems, Inc., et al., filed May 9, 2011; De Zheng v. Community Health Systems, Inc., et al., filed May 12, 2011; and Minneapolis Firefighters Relief Association v. Community Health Systems, Inc., et al., filed June 21, 2011. All three seek class certification on behalf of purchasers of our common stock between July 27, 2006 and April 11, 2011 and allege that misleading statements resulted in artificially inflated prices for our common stock. In December 2011, the cases were consolidated for pretrial purposes and NYC Funds and its counsel were selected as lead plaintiffs/lead plaintiffs’ counsel. In lieu of ruling on our motion to dismiss, the court permitted the plaintiffs to file a first amended consolidated class action complaint which was filed on October 5, 2015. Our motion to dismiss must be filed by November 4, 2015. The court also lifted the discovery stay and discovery is underway. We believe this consolidated matter is without merit and will vigorously defend this case.

Shareholder Derivative Actions. Three purported shareholder derivative actions have also been filed in the United States District Court for the Middle District of Tennessee; Plumbers and Pipefitters Local Union No. 630 Pension Annuity Trust Fund v. Wayne T. Smith, et al., filed May 24, 2011; Roofers Local No. 149 Pension Fund v. Wayne T. Smith, et al., filed June 21, 2011; and Lambert Sweat v. Wayne T. Smith, et al., filed October 5, 2011. These three cases allege breach of fiduciary duty arising out of allegedly improper inpatient admission practices, mismanagement, waste and unjust enrichment. These cases have been consolidated into a single, consolidated action. The plaintiffs filed an operative amended derivative complaint in these three consolidated actions on March 15, 2012. Our motion to dismiss was argued on June 13, 2013. On September 27, 2013, the court issued an order granting in part and denying in part our motion to dismiss. An initial case management order was entered on November 11, 2014, but no trial date has been set. Discovery is continuing. We believe all of the plaintiffs’ claims are without merit and will vigorously defend them.

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

Blue Island, Illinois – Patient Status. On October 9, 2015, our hospital in Blue Island, Illinois received a CID from the Office of the United States Attorney in Chicago, Illinois concerning allegations of upcoding observation and other outpatient services and improperly falsifying inpatient admission orders. The CID requests medical records and documentation concerning status change, from observation to inpatient.

Qui Tam Cases – Government Declined Intervention

On February 4, 2014, a redacted case then styled (Sealed Party) v. Pottstown Hospital Co., LLC d/b/a Pottstown Memorial Medical Center and Community Health Systems, Inc. was filed in the Eastern District of Pennsylvania. On May 6, 2014, the district court ordered the seal lifted. The relator is Alan E. Cooper, M.D. The complaint alleges the hospital traded on call agreements for referrals. There is no indication that the DOJ has intervened in this matter. This matter was previously reported in prior filings in the Legal Proceedings section as subpoenas to two Pennsylvania hospitals and one of our subsidiaries concerning on call agreements and physician directorships. On June 5, 2014, we filed motions to dismiss the complaint and on June 30, 2014 the relator filed his response. Oral argument occurred on October 15, 2014 and the matter was taken under advisement and discovery was stayed. Our motions to dismiss were granted with prejudice on March 13, 2015; the relator filed an appeal and oral argument on the appeal is set for November 20, 2015. We will continue to vigorously defend this matter.

On July 28, 2015, a first amended complaint was filed by a relator in the matter of U.S. ex rel. Howard v. Taos Health Systems, Inc. d/b/a Holy Cross Hospital. Our affiliate Quorum Health Resources, also a defendant in this case, provides senior level management personnel under contract to the non-affiliated hospital. The action is pending in the United States District Court, State of New Mexico. Relator, who previously practiced emergency medicine at the hospital, alleges fraudulent billing for midlevel practitioners by the hospital and retaliation in his termination. The United States declined to intervene in this matter. We intend to vigorously defend this matter.

Commercial Litigation and Other Lawsuits

Becker v. Community Health Systems, Inc. d/b/a Community Health Systems Professional Services Corporation d/b/a Community Health Systems d/b/a Community Health Systems PSC, Inc. d/b/a Rockwood Clinic P.S. and Rockwood Clinic, P.S. (Superior Court, Spokane, Washington). This suit was filed on February 29, 2012, by a former chief financial officer at Rockwood Clinic in Spokane, Washington. Becker claims he was wrongfully terminated for allegedly refusing to certify a budget for Rockwood Clinic in 2012. On February 29, 2012, he also filed an administrative complaint with the Department of Labor, Occupational Safety and Health Administration alleging that he is a whistleblower under Sarbanes-Oxley, which was dismissed by the agency and has now been appealed to an administrative law judge for a hearing on January 19, 2016. At a hearing on July 27, 2012, the court dismissed Community Health Systems, Inc. from this case and subsequently certified the case for an interlocutory appeal of the denial to dismiss his employer and the management company. The appellate court accepted the interlocutory appeal, and it was argued on April 30, 2014. On August 14, 2014, the court denied our appeal. On October 20, 2014, we filed a petition to review the denial with the Washington Supreme Court. Our appeal was accepted and oral argument was heard on June 9, 2015. On September 15, 2015, the court denied our appeal and remanded to the trial court for further proceedings. We are vigorously defending these actions.

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

We have incurred certain expenses to remediate and investigate this matter, and expect to continue to incur expenses of this nature in the foreseeable future. In addition, multiple purported class action lawsuits have been filed against the Company and certain subsidiaries. These lawsuits allege that sensitive information was unprotected and inadequately encrypted by the Company. The plaintiffs claim breach of contract and other theories of recovery, and are seeking damages, as well as restitution for any identity theft. On February 4, 2015, the United States Judicial Panel on Multidistrict Litigation ordered the transfer of the purported class actions pending outside of the District Court for the Northern District of Alabama to the District Court for the Northern District of Alabama for coordinated or consolidated pretrial proceedings. A consolidated complaint was filed and we filed a motion to dismiss on September 21, 2015, which has not yet been set for argument. At this time, we are unable to predict the outcome of this litigation or determine the potential impact, if any, that could result from this litigation, but we intend to vigorously defend these lawsuits. This matter may subject the Company to additional litigation, potential governmental inquiries, potential reputational damage, and additional remediation, operating and other expenses.

Suit Under California Insurance Code. People of the State of California, ex rel. Liberty Mutual Insurance Corporation et. al. v. CPH Hospital Management, LLC, et. al. This case is a whistleblower suit under California Insurance Fraud Prevention Act and California Unfair Competition Act brought by 57 workers’ compensation insurance companies alleging 17 hospitals, 15 orthopedic doctors and numerous other entities conspired to fraudulently mark up the pricing for non-FDA approved and counterfeit orthopedic pedicle screws and paid kick-backs to doctors to use the screws. Abilene Medical Center, Abilene, Texas is our only affiliated entity named in the suit. On September 30, 2015, we filed a Demurrer to the complaint and a motion to Quash Service which are currently pending. We believe all of the plaintiffs’ claims are without merit as to our affiliate and will vigorously defend this case.

Mounce v. Community Health Systems, Inc. This case is a purported class action lawsuit served on July 29, 2015, claiming our affiliated Arkansas hospitals violated payor contracts by allegedly improperly asserting hospital liens against third-party tortfeasors and seeking class certifications for any similarly situated plaintiffs at any affiliated Arkansas hospital. We believe these claims are without merit and will vigorously defend the case.

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

Beginning during the week of December 16, 2013 eleven qui tam lawsuits filed by private individuals against HMA were unsealed in various United States district courts. The United States has elected to intervene in all or part of eight of these matters; namely U.S. ex rel. Craig Brummer v. Health Management Associates, Inc. et al. (Middle District Georgia) (“Brummer”); U.S. ex rel. Ralph D. Williams v. Health Management Associates, Inc. et al. (Middle District Georgia) (“Williams”); U.S. ex rel. Scott H. Plantz, M.D. et al. v. Health Management Associates, Inc., et al. (Northern District Illinois) (“Plantz”); U.S. ex rel. Thomas L. Mason, M.D. et al. v. Health Management Associates, Inc. et al. (Western District North Carolina) (“Mason”); U.S. ex rel. Jacqueline Meyer, et al. v. Health Management Associates, Inc., Gary Newsome et al. (“Jacqueline Meyer”) (District of South Carolina); U.S. ex rel. George Miller, et al. v. Health Management Associates, Inc. (Eastern District of Pennsylvania) (“Miller”); U.S. ex rel. Bradley Nurkin v. Health Management Associates, Inc. et al. (Middle District of Florida) (“Nurkin”); and U.S. ex rel. Paul Meyer v. Health Management Associates, Inc. et al. (Southern District Florida) (“Paul Meyer”). The United States has elected to intervene with respect to allegations in these cases that certain HMA hospitals inappropriately admitted patients and then submitted reimbursement claims for treating those individuals to federal healthcare programs in violation of the False Claims Act or that certain HMA hospitals had inappropriate financial relationships with physicians which violated the Stark law, the Anti-Kickback Statute, and the False Claims Act. Certain of these complaints also allege the same actions violated various state laws which prohibit false claims. The United States has declined to intervene in three of the eleven matters, namely U.S. ex rel. Anita France, et al. v. Health Management Associates, Inc. (Middle District Florida) (“France”) which involved allegations of wrongful billing and was settled; U.S. ex rel. Sandra Simmons v. Health Management Associates, Inc. et al. (Eastern District Oklahoma) (“Simmons”) which alleges unnecessary surgery by an employed physician and which was settled as to all allegations except alleged wrongful termination; and U.S. ex rel. David Napoliello, M.D. v. Health Management Associates, Inc. (Middle District Florida) (“Napoliello”) which alleges inappropriate admissions. On April 3, 2014, the Multi District Litigation Panel ordered the transfer and consolidation for pretrial proceedings of the eight intervened cases, plus the Napoliello matter, to the District of the District of Columbia under the name In Re: Health Management Associates, Inc. Qui Tam Litigation. On June 2, 2014, the court entered a stay of this matter until October 6, 2014, which was subsequently extended until February 27, 2015, May 27, 2015, September 25, 2015, and now until January 25, 2016. We intend to defend against the allegations in these matters, but have also been cooperating with the government in the ongoing investigation of these allegations. We have been in discussions with the Civil Division of the DOJ regarding the resolution of these matters. During the first quarter of 2015, we were informed the Criminal Division continues to investigate former executive-level employees of HMA and continues to consider whether any HMA entities should be held criminally liable for the acts of the former HMA employees. We are voluntarily cooperating with these inquiries and have not been served with any subpoenas or other legal process.

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

Class Action Lawsuits

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

Wrongful Termination Lawsuits

William J. Schoen vs. Health Management Associates, Inc. Schoen, former Chairman of the Board of HMA, filed suit against HMA on June 27, 2014 alleging breach of contract for a lump sum termination payment, certain airplane usage rights and underpayment of his SERP. He also seeks declaratory judgment that he and his spouse are entitled to lifetime health insurance benefits. On July 25, 2014, the matter was removed to the United States District Court for the Middle District of Florida. On September 22, 2014, we filed a motion to dismiss this matter, which was granted in part and denied in part. Discovery is underway and the case is set for trial on June 6, 2016. We are vigorously defending this matter.

Jeffery D. Hamby, M.D. v. EmCare Physician Providers, Inc., et al. Circuit Court Crawford County, Arkansas. Hamby, who worked in the emergency department at HMA affiliate Summit Medical Center (AK) and was employed by independent contractor EmCare, filed suit alleging wrongful termination by EmCare at the behest of HMA. On January 13, 2014, the court granted HMA’s motion to dismiss which dismissal Hamby has now appealed. On May 6, 2015, the Arkansas Court of Appeals reversed and reinstated two of Hamby’s claims. On May 22, 2015, we filed a petition for review with the Arkansas Supreme Court. This matter has now been settled and dismissed.

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

Item 1A. Risk Factors

The Company hereby supplements the Company’s risk factors previously disclosed in the 2014 Form 10-K by adding the following risk factors that take into account the risks identified with the planned spin-off of QHC:

The proposed spin-off of a group of our hospitals and Quorum Health Resources into an independent, publicly-traded corporation may not be completed on the currently contemplated timeline or terms, or at all, and may not achieve the intended benefits.

In August 2015, we announced a plan to spin off 38 of our hospitals and Quorum Health Resources into QHC, an independent, publicly-traded corporation. We expect to complete the spin-off in the first quarter of 2016, although there can be no assurance as to whether or when the spin-off will occur. Unforeseen developments, including related to (i) obtaining various tax and regulatory approvals, (ii) the execution of operational transitional agreements, (iii) receiving opinions of tax, legal and valuation advisors (including as to the tax-free nature of the transaction) and (iv) market conditions, could delay or prevent the proposed spin-off or cause the proposed spin-off to occur on terms or conditions that are less favorable and/or different than expected. In addition, even if completed, we may not realize the anticipated benefits from the spin-off, and expenses incurred in connection with the proposed spin-off may be significantly higher than we currently anticipate.

We and our stockholders could incur significant tax liabilities if the distribution were to be deemed a taxable event.

In Rev. Proc. 2013-12, the IRS announced that, effective for ruling requests postmarked or received after August 23, 2013, it generally will no longer provide private letter rulings to the effect that a spin-off transaction (similar to the contribution of the businesses by us to QHC and the distribution of QHC common stock in connection with the proposed spin-off transaction) will qualify as a tax-free transaction under Sections 368(a)(1)(D) and 355 of the U.S. Internal Revenue Code of 1986, as amended, or the Code. Consequently, we are not seeking such a ruling from the IRS. However, we are seeking a private letter ruling from the IRS as to whether the anticipated distribution by QHC of QHC senior notes to us in connection with the proposed spin-off transaction satisfies certain U.S. federal income tax requirements. Moreover, it is a condition to the distribution that we receive an opinion from our outside tax advisor, Deloitte Tax LLP, to the effect that the distribution of QHC common stock should qualify as generally tax-free for U.S. federal income tax purposes under Sections 368(a)(1)(D) and 355 of the Code. However, this opinion will not be binding on the IRS or the courts. In addition, the opinion from Deloitte Tax LLP will rely on certain facts, assumptions, representations and undertakings from us and QHC regarding the past and future conduct of the companies’ respective businesses and other matters. If any of these facts, assumptions, representations or undertakings is incorrect or not satisfied, we and our stockholders may not be able to rely on the opinion of Deloitte Tax LLP and could be subject to significant tax liabilities. Notwithstanding our receipt of the opinion from Deloitte Tax LLP, there can be no assurance that the IRS will determine that the distribution is not a taxable event. If the distribution is determined to be taxable for U.S. federal income tax purposes, we and our stockholders that are subject to U.S. federal income tax could incur significant U.S. federal income tax liabilities. In addition, even if the spin-off otherwise qualifies as a tax-free transaction, the distribution could be taxable to us (and, in certain circumstances, to our stockholders) if future significant acquisitions of our stock or the stock of QHC following the distribution are deemed to be part of a plan or series of related transactions that included the spin-off.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds

The following table contains information about our purchases of common stock during the three months ended September 30, 2015.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(b)
July 1, 2015 -
July 31, 2015	-	$-	-	5,000,000
August 1, 2015 -
August 31, 2015	1,735	-	56.82	5,000,000
September 1, 2015 -
September 30, 2015	2,112	-	51.98	5,000,000

Total	3,847	$-	54.17	5,000,000

(a)	Includes 3,847 shares withheld to satisfy the payment of tax obligations related to the vesting of restricted stock awards.

(b)	On December 10, 2014, we adopted a new open market repurchase program for up to 5,000,000 shares of our common stock, not to exceed $150 million in repurchases. The new repurchase program will expire at the earliest of three years from the commencement date, when the maximum number of shares has been repurchased, or when the maximum dollar amount has been expended. During the three and nine months ended September 30, 2015, we did not repurchase and retire any shares under this program.

With the exception of a cash dividend of $0.25 per share paid by us in December 2012, historically, we have not paid any cash dividends. Subject to certain exceptions, our Credit Facility limits our ability to pay dividends and/or repurchase stock to an amount not to exceed $200 million in the aggregate plus an additional $25 million in any particular year plus the aggregate amount of proceeds from the exercise of stock options. The indentures governing our senior and senior secured notes also limit our ability to pay dividends and/or repurchase stock. As of September 30, 2015, under the most restrictive test under these agreements (and subject to certain exceptions), we have approximately $467 million available with which to pay permitted dividends and/or repurchase shares of our stock or our notes.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6. Exhibits

No.		Description
4.1	*

Twelfth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of September 30, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as successor Trustee

4.2	*

Ninth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of September 30, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee

4.3	*

Ninth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2018, dated as of September 30, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent

4.4	*

Sixth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2021, dated as of September 30, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent

4.5	*

Sixth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Notes due 2022, dated as of September 30, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee

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
Kevin J. Hammons
Senior Vice President and Chief
Accounting Officer
(principal accounting officer)

Date: November 3, 2015

Index to Exhibits

No.		Description
4.1	*

Twelfth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of September 30, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as successor Trustee

4.2	*

Ninth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of September 30, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee

4.3	*

Ninth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2018, dated as of September 30, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent

4.4	*

Sixth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2021, dated as of September 30, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent

4.5	*

Sixth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Notes due 2022, dated as of September 30, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee

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