Form 10-K
period 2015-12-31
COMMUNITY HEALTH SYSTEMS INC
filed 2016-02-17
CIK 1108109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2015
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐    NO ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $7,438,008,592. Market value is determined by reference to the closing price on June 30, 2015 of the Registrant’s Common Stock as reported by the New York Stock Exchange. The Registrant does not (and did not at June 30, 2015) have any non-voting common stock outstanding. As of February 10, 2016, there were 112,762,293 shares of common stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this annual report is incorporated by reference to portions of the Registrant’s definitive proxy statement for its 2016 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2015.

COMMUNITY HEALTH SYSTEMS, INC.

Year ended December 31, 2015

PART I

Item 1. Business of Community Health Systems, Inc.

Overview of Our Company

We are one of the largest publicly-traded hospital companies in the United States and a leading operator of general acute care hospitals in communities across the country. We were originally founded in 1986 and were reincorporated in 1996 as a Delaware corporation. We provide healthcare services through the hospitals that we own and operate and affiliated businesses in non-urban and selected urban markets throughout the United States. As of December 31, 2015, we owned or leased 194 hospitals included in continuing operations, comprised of 190 general acute care hospitals and four stand-alone rehabilitation or psychiatric hospitals. These hospitals are geographically diversified across 28 states, with an aggregate of 29,853 licensed beds. We generate revenues by providing a broad range of general and specialized hospital healthcare services and other outpatient services to patients in the communities in which we are located. Services provided through our hospitals and affiliated businesses include general acute care, emergency room, general and specialty surgery, critical care, internal medicine, obstetrics, diagnostic, psychiatric and rehabilitation services. We also provide additional outpatient services at urgent care centers, occupational medicine clinics, imaging centers, cancer centers, ambulatory surgery centers and home health and hospice agencies. An integral part of providing these services is our relationship and network of affiliated physicians at our hospitals and affiliated businesses. As of December 31, 2015, we employed approximately 3,400 physicians and an additional 1,000 licensed healthcare practitioners. Through our management and operation of these businesses, we provide standardization and centralization of operations across key business areas; strategic assistance to expand and improve services and facilities; implementation of patient safety and quality of care improvement programs and assistance in the recruitment of additional physicians and licensed healthcare practitioners to the markets in which our hospitals are located. In a number of our markets, we have partnered with local physicians or not-for-profit providers, or both, in the ownership of our facilities. In addition to our hospitals and related businesses, we also owned and operated 79 licensed home care agencies and 22 licensed hospice agencies as of December 31, 2015, located primarily in markets where we also operate a hospital. Also, through our wholly-owned subsidiary, Quorum Health Resources, LLC, or QHR, we provide management and consulting services to non-affiliated general acute care hospitals located throughout the United States. For the services we provide through hospitals and home care agencies that we own and operate, we are paid by governmental agencies, private insurers and directly by the patients we serve. For our management and consulting services, we are paid by the non-affiliated hospitals utilizing our services. The financial information for our reportable operating segments is presented in Note 15 of the Notes to our Consolidated Financial Statements included under Item 8 of this Annual Report on Form 10-K, or Form 10-K.

Our strategy includes growth by acquisition. We generally target hospitals in growing, non-urban and selected urban healthcare markets for acquisition because of their favorable demographic and economic trends and competitive conditions. Because non-urban and suburban service areas have smaller populations, there are generally fewer hospitals and other healthcare service providers in these communities and generally a lower level of managed care presence in these markets. We believe that communities with smaller populations generally view the local hospital as an integral part of the community and support less direct competition for hospital-based services. We believe opportunities exist for skilled, disciplined operators in selected urban markets to create networks between urban hospitals and non-urban hospitals while improving physician alignment in both those markets and making it more attractive to managed care. In recent years, our acquisition strategy has also included acquiring selected physician practices and physician-owned ancillary service providers. Such acquisitions are executed in markets where we already have a hospital presence and provide an opportunity to increase the number of affiliated physicians or expand the range of specialized healthcare services provided by our hospitals.

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

On August 3, 2015, we announced a plan to spin off 38 hospitals and Quorum Health Resources into Quorum Health Corporation, or QHC, an independent, publicly-traded corporation. The transaction, which would be effected through the distribution of QHC common stock to the Company’s shareholders, is intended to be tax free to the Company and its shareholders, and is expected to close in the first half of 2016. The completion of the spin-off is subject to, among other requirements, the effectiveness of QHC’s registration statement on Form 10, requisite regulatory approvals, execution of operational transition agreements, the receipt of opinions of tax, legal and valuation advisors (including as to the tax-free nature of the transaction), market conditions and final Board approval. QHC filed an Amendment No. 3 to Form 10 on December 4, 2015 (the Form 10 has not yet become effective), which filing contains information regarding the contemplated spin-off and the anticipated business of QHC. The Form 10 is available on the SEC’s website but is not incorporated by reference into this Form 10-K. There can be no assurance regarding the ultimate timing of the spin-off, or that it will be completed.

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

Our Business Strategy

Our objective is to increase shareholder value by providing high-quality patient care using cost effective and efficient operations while pursuing selective growth opportunities. The key elements of our business strategy to achieve this objective are to:

•	expand and strengthen regional networks,

•	increase revenue at our facilities,

•	improve profitability,

•	improve patient safety and quality of care, and

•	grow through selective acquisitions.

  Expand and Strengthen Regional Networks

We believe opportunities exist in selected urban markets to create networks between urban hospitals and non-urban hospitals in order to expand the breadth of services offerings in the non-urban hospitals while improving alignment in these markets and making them more attractive to managed care. These networks allow us to build market density and develop better relationships with physicians, patients, employers and third-party payors and enable us to achieve an attractive return on investments in facility expansion and physician recruitment.

  Increase Revenue at Our Facilities

Overview. We seek to increase revenue at our facilities by providing a broader range of services in a more attractive care setting, as well as by supporting, recruiting and employing physicians. We identify the healthcare needs of the community by analyzing demographic data and patient referral trends. We also work with local hospital boards, management teams and medical staffs to determine the number and type of additional physician specialties needed. In recent years, we have built through acquisitions and consolidation several major networks of affiliated hospitals in key states in which we operate. We believe the use of these hospital networks allows us to provide more integrated services and maximizes the usage of our strong physician base. Our initiatives to increase revenue include:

•	recruiting and/or employing additional primary care physicians and specialists,

•	expanding the breadth of services offered at our hospitals and our affiliated businesses, and in the communities in which we operate, through targeted capital expenditures and physician alignment to support the addition of more convenient or complex services, including orthopedics, cardiovascular services, urology and urgent care,

•	providing the capital to invest in technology and the physical plant at our facilities, particularly in our emergency rooms, surgery departments, critical care departments and diagnostic services, and

•	executing select managed care contracts through a centrally managed review process.

Physician Recruiting. The primary method of adding or expanding medical services is the recruitment of new physicians into the community. A core group of primary care physicians is necessary as an initial contact point for all local healthcare. The addition of specialists who offer services, including general surgery, obstetrics and gynecology, cardiovascular services, orthopedics and urology, completes the full range of medical and surgical services required to meet a community’s core healthcare needs. At the time we acquire a hospital and from time to time thereafter, we identify the healthcare needs of the community in which such hospital is located by analyzing demographic data and patient referral trends. As a result of this analysis, we are able to determine what we believe to be the optimum mix of primary care physicians and specialists. We employ recruiters at the corporate level to support the local hospital managers in their recruitment efforts. Additionally, in response to the recent trend in physicians seeking employment, we have begun employing more physicians, including, in many instances, acquiring physician practices. We have increased the number of physicians affiliated with us through our recruiting and employment efforts. The percentage of recruited or other physicians commencing practice with us that were specialists was over 55% in 2015. However, most of the physicians in our communities remain in private practice and are not our employees. We believe we have been successful in recruiting physicians because of the practice opportunities afforded physicians in our markets, as well as lower managed care penetration as compared to larger urban areas.

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

We spent approximately $451 million on 70 major construction projects that were completed in 2015. The 2015 projects included new emergency rooms, cardiac catheterization laboratories, hospital additions and surgical suites. These projects improved various diagnostic and other inpatient and outpatient service capabilities. We believe that appropriate capital investments in our facilities, combined with the development of our service capabilities, will reduce the migration of patients to competing providers while providing an attractive return on investment. We also employ a small group of clinical consultants at our corporate headquarters to assist the hospitals in their development of surgery, emergency, critical care, cardiovascular and hospitalist services. In addition to spending capital on expanding services at our existing hospitals, we also build replacement facilities in certain markets to better meet the healthcare needs in those communities. In 2015 and 2014, we spent $123 million and $120 million, respectively, on construction projects related to the Birmingham and York replacement hospitals discussed below. In September 2010, we received approval of our request for a certificate of need, or CON, from the Alabama Certificate of Need Review Board for a replacement hospital in Birmingham, Alabama. This CON was challenged in the Alabama state circuit and appellate courts, but the CON was upheld by the Supreme Court of Alabama in May 2013, eliminating any further appeals. Completion of the replacement hospital, Grandview Medical Center, and transfer of all operations was completed on October 10, 2015. As part of an acquisition in 2012, we agreed to build a replacement hospital in York, Pennsylvania by July 2017. The total cost of the replacement hospital in York, Pennsylvania is estimated to be $125 million.

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

Improve Profitability

Overview. To improve efficiencies and increase operating margins, we implement cost containment programs and adhere to operating philosophies that include:

•	standardizing and centralizing our methods of operation and management, including:

•	monitoring and enhancing productivity of our human resources,

•	capitalizing on purchasing efficiencies through the use of company-wide standardized purchasing contracts and terminating or renegotiating specified vendor contracts,

•	installing standardized management information systems, resulting in more streamlined clinical operations and more efficient billing and collection procedures, and

•	improving patient safety and optimizing resource allocation through our case and resource management program, which assists in improving clinical care and containing costs.

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

•	Billing and Collections. We have adopted standard policies and procedures with respect to billing and collections. We have also automated and standardized various components of the collection cycle, including statement and collection letters and the movement of accounts through the collection cycle. Upon completion of an acquisition, our management information systems team converts the hospital’s existing information system to our standardized system. This enables us to quickly implement our business controls and cost containment initiatives.

•	Physician Support. We support our newly recruited physicians to enhance their transition into our communities. All newly recruited physicians who enter into contracts with us are required to attend a three-day introductory seminar that covers issues involved in starting up a practice. We have also implemented physician practice management seminars, webinars and other training. We host these seminars monthly.

•	Procurement and Materials Management. We have standardized and centralized our operations with respect to medical supplies, equipment and pharmaceuticals used in our hospitals. We have a participation agreement with HealthTrust Purchasing Group, L.P., or HealthTrust, a group purchasing organization, or GPO. HealthTrust contracts with certain vendors who supply a substantial portion of our medical supplies, equipment and pharmaceuticals. The current term of our agreement with HealthTrust expires in January 2017, with automatic renewal terms of one year unless either party terminates by giving notice of non-renewal.

•	Facilities Management. We have standardized interiors, lighting and furniture programs. We have also implemented a standard process to initiate, evaluate and complete construction projects. Our corporate staff monitors all construction projects, and reviews and pays all construction project invoices. Our initiatives in this area have reduced our construction costs and shortened our project completion times while maintaining the same high level of quality.

•	Other Initiatives. We have also improved efficiency and productivity by implementing standard programs with respect to ancillary services in various areas, including emergency rooms, pharmacy, laboratory, imaging, home care, skilled nursing, centralized outpatient scheduling and health information management. We work to identify and communicate best practices and monitor these improvements throughout the Company.

•	Internal Controls Over Financial Reporting. We have centralized many of our significant internal controls over financial reporting and standardized those other controls that are performed at our hospital locations. We continuously monitor compliance with and evaluate the effectiveness of our internal controls over financial reporting.

Case and Resource Management. The primary goal of our case management program is to ensure the delivery of safe, high quality care in an efficient and cost effective manner. The program focuses on:

•	appropriate management of length of stay consistent with national standards and benchmarks,

•	reducing unnecessary utilization,

•	developing and implementing operational best practices,

•	discharge planning, and

•	compliance with all regulatory standards.

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

  Improve Patient Safety and Quality of Care

Each of our hospitals is operated by a corporate board of directors that has established a local board of trustees, which includes members of the hospital’s medical staff. The board of directors delegates certain matters to the board of trustees, including establishing policies concerning the hospital’s medical, professional, and ethical practices, monitoring these practices, and responsibility for ensuring that these practices conform to legally required standards. We maintain quality assurance programs to support and monitor quality of care standards and to meet Medicare and Medicaid accreditation and regulatory requirements. Patient care evaluations and other quality of care assessment activities are reviewed and monitored continuously with comparison to regional and national benchmarks when available.

We believe value-based purchasing models, such as linking payment for healthcare services to performance on objective measures, will increasingly become key drivers of financial performance. We have implemented various programs to support our hospitals in an effort to ensure continuous improvement in patient safety and the quality of care provided. We have developed high reliability/safety and quality training programs for all senior hospital management, chief nursing officers, quality directors, physicians and other clinical staff. We share information among our hospital management to implement best practices and assist in complying with regulatory requirements. We have standardized many of our processes for documenting compliance with accreditation requirements and clinical practices proven to lead to improved patient outcomes. All hospitals conduct patient, physician and staff satisfaction surveys to help identify methods of improving patient safety and the quality of care.

To ensure the experience of our emergency room patients meets our service and quality expectations, we have implemented a program to contact selected patients as a follow-up to the services they received. We verify that patients were able to obtain any prescriptions and outpatient appointments recommended at discharge. We also ensure that their symptoms have abated and that they understood the discharge instructions given at the hospital. Through this program, we placed almost two million follow-up calls in 2015.

In 2011, we established a component patient safety organization, or PSO, which was listed by the U.S. Department of Health and Human Services Agency for Healthcare Research and Quality on January 11, 2012. We believe our PSO has assisted, and will continue to assist, us in improving patient safety at our hospitals. The PSO was recertified in 2014 through 2018.

  Grow Through Selective Acquisitions

Acquisition Criteria. Acquisitions have been a core part of our growth strategy historically. We intend to maintain a disciplined and targeted approach to acquisitions and seek opportunities that are complementary to our existing markets or represent new markets that fit our operating criteria. Generally, we pursue acquisition candidates that:

•	are located in a market that has a stable or growing population base,

•	are the sole or primary provider of acute care services in the community,

•	are located in an area with the potential for service expansion,

•	are not located in an area that is dependent upon a single employer or industry, and

•	have financial performance that we believe will benefit from our management’s operating skills.

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

While no hospital acquisitions closed during 2013, in July 2013 we announced that we, one of our wholly-owned subsidiaries, and HMA had entered into an Agreement and Plan of Merger (which we subsequently amended on September 24, 2013). On January 27, 2014, we completed the merger with HMA, which at the time of acquisition owned or leased 71 hospitals. In addition to the HMA hospitals, during 2014 we acquired four other hospitals located in Ocala, Florida; Sharon, Pennsylvania; Natchez, Mississippi; and Gaffney, South Carolina. No hospital acquisitions closed during 2015.

We also apply these factors in the reverse to the hospitals currently in our portfolio to determine if there are facilities that no longer meet our operating criteria. Separate and apart from the planned spin-off of the 38 facilities to Quorum Health Corporation, in 2015, we divested eight facilities, including two that were mandated by the Federal Trade Commission in connection with the HMA transaction. As the delivery model continues to evolve and we expand our existing networks of hospitals and facilities, we will also seek to divest facilities that no longer fit our model but may be more valuable when realigned with other providers’ networks.

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

Acquisition Efforts. A key part of our strategy involves establishing a broader presence in our states and markets of operation and expanding and strengthening our regional networks where appropriate. Apart from our acquisition of Triad hospitals in 2007 and HMA in 2014, most of our acquisition targets have been municipal or other not-for-profit hospitals. We believe that our access to capital, ability to recruit physicians and reputation for providing quality care make us an attractive partner for these communities. In addition, we have found that communities located in states where we already operate a hospital are more receptive to our acquiring their hospitals, because they are aware of our operating track record with respect to our other hospitals within the state.

At the time we acquire a hospital, we may commit to an amount of capital expenditures, such as a replacement facility, renovations, or equipment over a specified period of time. Pursuant to a hospital purchase agreement in effect as of December 31, 2015, we are required to build a replacement facility in York, Pennsylvania by July 2017. Estimated construction costs, including equipment costs, are approximately $125 million for this replacement facility, of which approximately $5 million has been incurred to date. In addition, in October 2008, after the purchase of the noncontrolling owner’s interest in our Birmingham, Alabama facility, we initiated the purchase of a site, which included a partially constructed hospital structure, for a potential replacement for our existing Birmingham facility. In September 2010, we received approval of our request for a certificate of need from the Alabama Certificate of Need Review Board. This CON was challenged in the Alabama state circuit and appellate courts, but the CON was upheld by the Supreme Court of Alabama in May 2013, eliminating any further appeals. Construction of the replacement hospital, Grandview Medical Center, and transfer of all operations was completed on October 10, 2015. Our construction costs, including the acquisition of the site and equipment costs, for the Birmingham replacement facility at Grandview Medical Center have totaled approximately $303 million to date. Under other purchase agreements in effect as of December 31, 2015, we have committed to spend $516 million, generally over a five to seven year period after acquisition, for costs such as capital improvements, equipment, selected leases and physician recruiting. Through December 31, 2015, we have incurred approximately $254 million related to these commitments.

Industry Overview

The Centers for Medicare and Medicaid Services, or CMS, reported that in 2014 total U.S. healthcare expenditures grew by 5.3% to approximately $3.0 trillion. CMS also projected total U.S. healthcare spending to grow by 5.3% in 2015 and by an average of 5.8% annually from 2014 through 2024, largely as a result of the continued implementation of the Affordable Care Act coverage expansions, faster projected economic growth and the aging of the population. By these estimates, healthcare expenditures will account for approximately $5.4 trillion, or 19.6% of the total U.S. gross domestic product, by 2024.

Hospital services, the market within the healthcare industry in which we operate, is the largest single category of healthcare expenditures at 32.1% of total healthcare spending in 2014, or approximately $972 billion, as reported by CMS. CMS projected the hospital services category to increase 5.4% in 2015 due to the continued effects of the Affordable Care Act insurance expansion combined with the effect of faster economic growth. For 2016 through 2024, CMS projected that continued population aging and the impact of improved economic conditions will result in projected average annual growth of 6.1%.

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

Factors Affecting Performance. Among the many factors that can influence a hospital’s financial and operating performance are:

•	facility size and location,

•	facility ownership structure (i.e., tax-exempt or investor owned),

•	a facility’s ability to participate in group purchasing organizations, and

•	facility payor mix.

Patients needing the most complex care are more often served by the larger and/or more specialized urban hospitals. We believe opportunities exist in selected urban markets to create networks between urban hospitals and non-urban hospitals in order to expand the breadth of services offered in the non-urban hospitals while improving physician alignment in those markets and making them more attractive to managed care.

Hospital Industry Trends

Demographic Trends. According to the U.S. Census Bureau, in 2014, there were approximately 46.2 million Americans aged 65 or older in the U.S. comprising approximately 14.5% of the total U.S. population. By the year 2030, the number of Americans aged 65 or older is expected to climb to 72.1 million, or 19.3% of the total population. Due to the increasing life expectancy of Americans, the number of people aged 85 years and older is also expected to increase from 6.2 million in 2014 to 8.7 million by the year 2030. This increase in life expectancy will increase demand for healthcare services and, as importantly, the demand for innovative, more sophisticated means of delivering those services. Hospitals, as the largest category of care in the healthcare market, will be among the main beneficiaries of this increase in demand. Based on data compiled for us, the populations of the service areas where our hospitals are located grew 3.2% from 2010 to 2015 and are expected to grow by 3.6% from 2015 to 2020. The number of people aged 65 or older in these service areas grew by 15.8% from 2010 to 2015 and is expected to grow by 16.6% from 2015 to 2020. People aged 65 or older comprised 16.8% of the total population in our service areas in 2015, yet they could comprise 18.9% of the total population in our service areas by 2020.

Consolidation. In addition to our own acquisitions in recent years, consolidation activity in the hospital industry, primarily through mergers and acquisitions involving both for-profit and not-for-profit hospital systems, is continuing. Reasons for this activity include:

•	ample supply of available capital,

•	valuation levels,

•	financial performance issues, including challenges associated with changes in reimbursement and collectability of self-pay revenue,

•	the desire to enhance the local availability of healthcare in the community,

•	the need and ability to recruit primary care physicians and specialists,

•	the need to achieve general economies of scale and to gain access to standardized and centralized functions, including favorable supply agreements and access to malpractice coverage,

•	changes to healthcare payment models that emphasize cost-effective delivery of service and quality of outcomes for the entire episode of care, and

•	regulatory changes.

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

Selected Operating Data

The following table sets forth operating statistics for our hospitals for each of the years presented, which are included in our continuing operations. Statistics for 2015 include a full year of operations for 194 hospitals. Statistics for 2014 include a full year of operations for 127 hospitals and partial periods for 70 hospitals acquired during the year reflecting the operations of these hospitals following the completion of the acquisition. Statistics for 2013 include a full year of operations for 129 hospitals. Statistics for hospitals which have been sold are excluded from all periods presented.

	Year Ended December 31,
	2015	2014	2013
	(Dollars in millions)
Consolidated Data
Number of hospitals (at end of period)	194	197	129
Licensed beds (at end of period)(1)	29,853	30,137	19,632
Beds in service (at end of period)(2)	26,312	27,000	16,850
Admissions(3)	940,292	924,557	643,497
Adjusted admissions(4)	2,038,103	1,969,770	1,337,683
Patient days(5)	4,175,214	4,091,183	2,845,281
Average length of stay (days)(6)	4.4	4.4	4.4
Occupancy rate (beds in service)(7)	43.3%	43.8%	46.4%
Net operating revenues	$19,437	$18,639	$12,819
Net inpatient revenues as a % of net patient revenues before provision for bad debts	42.8%	43.9%	44.0%
Net outpatient revenues as a % of net patient revenues before provision for bad debts	57.2%	56.1%	56.0%
Net income attributable to Community Health Systems, Inc.	$158	$92	$141
Net income attributable to Community Health Systems, Inc. as a % of net operating revenues	0.8%	0.5%	1.1%

Liquidity Data
Adjusted EBITDA(8)	$2,670	$2,777	$1,860
Adjusted EBITDA as a % of net operating revenues(8)	13.7%	14.9%	14.5%
Net cash flows provided by operating activities	$921	$1,615	$1,089
Net cash flows provided by operating activities as a % of net operating revenues	4.7%	8.7%	8.5%
Net cash flows used in investing activities	$(1,051)	$(4,351)	$(991)
Net cash flows provided by (used in) financing activities	$(195)	$2,872	$(113)

	Year Ended December 31,		(Decrease)
	2015	2014	Increase
	(Dollars in millions)
Same-Store Data(9)
Admissions(3)	929,213	946,531	(1.8)%
Adjusted admissions(4)	2,015,496	2,009,847	0.3%
Patient days(5)	4,119,165	4,195,141
Average length of stay (days)(6)	4.4	4.4
Occupancy rate (beds in service)(7)	43.5%	43.9%
Net operating revenues	$19,432	$18,973	2.4%
Income from operations	$1,775	$1,663	6.7%
Income from operations as a % of net operating revenues	9.1%	8.8%
Depreciation and amortization	$1,160	$1,205
Equity in earnings of unconsolidated affiliates	$63	$48

(1)	Licensed beds are the number of beds for which the appropriate state agency licenses a facility regardless of whether the beds are actually available for patient use.

(2)	Beds in service are the number of beds that are readily available for patient use.

(3)	Admissions represent the number of patients admitted for inpatient treatment.

(4)	Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by multiplying admissions by gross patient revenues and then dividing that number by gross inpatient revenues.

(5)	Patient days represent the total number of days of care provided to inpatients.

(6)	Average length of stay (days) represents the average number of days inpatients stay in our hospitals.

(7)	We calculated occupancy rate percentages by dividing the average daily number of inpatients by the weighted-average number of beds in service.

(8)	EBITDA, a non-GAAP financial measure, consists of net income attributable to Community Health Systems, Inc. before interest, income taxes, depreciation and amortization. Adjusted EBITDA, also a non-GAAP financial measure, is EBITDA adjusted to exclude discontinued operations, loss from early extinguishment of debt, impairment of long-lived assets, net income attributable to noncontrolling interests, acquisition and integration expenses from the acquisition of HMA, expenses incurred related to the planned spin-off of Quorum Health Corporation, expenses related to government legal settlements and related costs, and (income) expense from fair value adjustments related to the HMA legal proceedings accounted for at fair value, underlying the CVR agreement, and related legal expenses. We have from time to time sold noncontrolling interests in certain of our subsidiaries or acquired subsidiaries with existing noncontrolling interest ownership positions. We believe that it is useful to present adjusted EBITDA because it excludes the portion of EBITDA attributable to these third-party interests and clarifies for investors our portion of EBITDA generated by continuing operations. We use adjusted EBITDA as a measure of liquidity. We have also presented adjusted EBITDA because we believe it provides investors with additional information about our ability to incur and service debt and make capital expenditures. Adjusted EBITDA also aligns with a similar metric as defined in our senior secured credit facility, which is a key component in the determination of our compliance with some of the covenants under our senior secured credit facility, and is used to determine the interest rate and commitment fee payable under the senior secured credit facility (although adjusted EBITDA does not include all of the adjustments described in the senior secured credit facility).

Adjusted EBITDA is not a measurement of financial performance or liquidity under U.S. generally accepted accounting principles, or GAAP. It should not be considered in isolation or as a substitute for net income, operating income, cash flows from operating, investing or financing activities, or any other measure calculated in accordance with U.S. GAAP. The items excluded from adjusted EBITDA are significant components in understanding and evaluating financial performance and liquidity. Our calculation of adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.

The following table reflects the calculation of adjusted EBITDA, as defined, from income from continuing operations before income taxes and reconciles adjusted EBITDA, as defined, to our net cash provided by operating activities as derived directly from our Consolidated Financial Statements for the years ended December 31, 2015, 2014 and 2013 (in millions):

	Year Ended December 31,
	2015	2014	2013
Income from continuing operations before income taxes Adjustments:	$411	$342	$346
Depreciation and amortization	1,172	1,106	771
Amortization of software to be abandoned	-	75	-
Interest expense, net	973	972	613
Loss from early extinguishment of debt	16	73	1
Impairment of long-lived assets	68	41	12
Expenses related to the acquisition and integration of HMA	1	69	15
Expense from government settlement and related costs	4	105	102
Expense (income) from fair value adjustments and legal expenses related to cases covered by the CVR	8	(6)	-
Expenses related to the planned spin-off of Quorum Health Corporation	17	-	-

Adjusted EBITDA	$2,670	$2,777	$1,860

Adjusted EBITDA	$2,670	$2,777	$1,860
Interest expense, net	(973)	(972)	(613)
Provision for income taxes	(116)	(82)	(104)
Deferred income taxes	103	107	69
Loss from operations of entities sold or held for sale	(27)	(7)	(21)
Depreciation and amortization of discontinued operations	2	7	12
Stock-based compensation expense	59	54	38
Excess tax benefit relating to stock-based compensation	-	-	(7)
Other non-cash expenses, net	47	40	61
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Patient accounts receivable	(219)	(306)	(285)
Supplies, prepaid expenses and other current assets	(68)	28	(8)
Accounts payable, accrued liabilities and income taxes	(478)	147	76
Other	(79)	(178)	11

Net cash provided by operating activities	$921	$1,615	$1,089

(9)

Includes former HMA hospitals for the periods from January 1 through December 31, 2015 and 2014, as if such hospitals were owned during each of these comparable periods. For all hospitals owned throughout both periods, the same-store operating results and statistical data reflects the indicated periods. The same-store information does not reflect the application of purchase accounting adjustments as if the HMA merger had been completed on January 1, 2014. Therefore, this information is not intended to present pro forma information prepared under the guidelines of Articles 3-05 and 11 of the SEC. However, management believes the information provides investors with useful information about the hospital admissions, adjusted admissions and net operating revenues had the HMA facilities been owned for the indicated periods. This same-store information for the hospitals acquired in the HMA merger for the period from January 1 through December 31, 2014 is non-GAAP financial information and may not be comparable to the information provided for the comparable 2015 period due to the aforementioned purchase accounting adjustments not having been applied. In addition, same-store comparisons exclude our hospitals that have previously been classified as discontinued operations for accounting purposes.

Sources of Revenue

We receive payment for healthcare services provided by our hospitals from:

•	the federal Medicare program,

•	state Medicaid or similar programs,

•	healthcare insurance carriers, health maintenance organizations or “HMOs,” preferred provider organizations or “PPOs,” and other managed care programs, and

•	patients directly.

The following table presents the approximate percentages of operating revenues, net of contractual allowances and discounts (but before provision for bad debts), by payor source for the periods indicated. The data for the years presented are not strictly comparable due to the effect that hospital acquisitions have had on these statistics.

	Year Ended December 31,
	2015	2014	2013

Medicare	24.1%	24.7%	24.8%
Medicaid	11.2	10.8	9.7
Managed Care and other third-party payors	52.4	51.5	51.9
Self-pay	12.3	13.0	13.6

Total	100.0%	100.0%	100.0%

As shown above, we receive a substantial portion of our revenues from the Medicare and Medicaid programs. Included in Managed Care and other third-party payors is operating revenues from insurance companies with which we have insurance provider contracts, Medicare managed care, insurance companies for which we do not have insurance provider contracts, workers’ compensation carriers and non-patient service revenue, such as rental income and cafeteria sales. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively, the Reform Legislation, has increased and is expected to continue to increase the number of insured patients particularly in states that have expanded Medicaid, which, in turn, has reduced and is expected to continue to reduce the percentage of our revenues from self-pay patients. However, other aspects of the Reform Legislation, including payment reductions and uncertainty regarding implementation and potential changes to the law, create uncertainty regarding the law’s ultimate impact.

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

In addition to government programs, we are paid by private payors, which include insurance companies, HMOs, PPOs, other managed care companies and employers, and by patients directly. Blue Cross payors are included in the “Managed Care and other third-party payors” line in the above table. Patients are generally not responsible for any difference between customary hospital charges and amounts paid for hospital services by Medicare and Medicaid programs, insurance companies, HMOs, PPOs and other managed care companies, but are responsible for services not covered by these programs or plans, as well as for deductibles and co-insurance obligations of their coverage. The amount of these deductibles and co-insurance obligations has increased in recent years. Collection of amounts due from individuals is typically more difficult than collection of amounts due from government or business payors. To further reduce their healthcare costs, an increasing number of insurance companies, HMOs, PPOs and other managed care companies negotiate discounted fee structures or fixed amounts for hospital services performed, rather than paying healthcare providers the amounts billed, and utilize structures such as narrow networks that restrict the providers that enrollees may utilize. We negotiate discounts with managed care companies, which are typically smaller than discounts under government programs. If an increased number of insurance companies, HMOs, PPOs and other managed care companies succeed in negotiating discounted fee structures or fixed amounts or if we are unable to participate in managed care networks serving our markets, our results of operations may be negatively affected. There can be no assurance that we will retain our existing reimbursement arrangements or that these third-party payors will not attempt to further reduce the rates they pay for our services. For more information on the payment programs on which our revenues depend, see “Payment” on page 22.

As of December 31, 2015, Florida, Texas, Pennsylvania and Indiana represented our only areas of significant geographic concentration. Operating revenues, net of contractual allowances and discounts (but before the provision for bad debts), generated by the Company’s hospitals in Florida (which became an area of geographic concentration in 2014 as a result of the HMA merger), as a percentage of consolidated operating revenues, were 13.6% in 2015 and 13.0% in 2014. Operating revenues, net of contractual allowances and discounts (but before the provision for bad debts), generated by the Company’s hospitals in Texas, as a percentage of consolidated operating revenues, were 11.1% in 2015, 10.9% in 2014 and 15.0% in 2013. Operating revenues, net of contractual allowances and discounts (but before the provision for bad debts), generated by the Company’s hospitals in Pennsylvania, as a percentage of consolidated operating revenues, were 10.6% in 2015, 11.1% in 2014 and 13.1% in 2013. Operating revenues, net of contractual allowances and discounts (but before the provision for bad debts), generated by the Company’s hospitals in Indiana, as a percentage of consolidated operating revenues, were 7.3% in 2015, 7.6% in 2014 and 10.6% in 2013.

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

Hospitals are subject to periodic inspection by federal, state and local authorities to determine their compliance with applicable regulations and requirements necessary for licensing and certification. All of our hospitals are licensed under appropriate state laws and are qualified to participate in Medicare and Medicaid programs. In addition, most of our hospitals are accredited by The Joint Commission. This accreditation indicates that a hospital satisfies the applicable health and administrative standards to participate in Medicare and Medicaid programs.

Healthcare Reform. The U.S. Congress and certain state legislatures have introduced and passed a large number of proposals and legislation designed to make major changes in the healthcare system, including changes that increased access to health insurance. The Reform Legislation mandates that substantially all U.S. citizens maintain medical insurance coverage and expands health insurance coverage through a combination of public program expansion and private sector health insurance reforms. Based on projections issued by the Congressional Budget Office, or CBO, in March 2015, the incremental insurance coverage due to the Reform Legislation could result in 25 million formerly uninsured Americans gaining coverage by the end of 2025.

As the number of persons with access to health insurance in the United States increases, there may be a resulting increase in the number of patients using our facilities who have health insurance coverage. We operate hospitals in eight of the 10 states that experienced the largest reductions in uninsured rates among adult residents between 2013 and 2015. Most of these states with the greatest reductions in the number of uninsured adult residents have established a health insurance exchange operated either by the state or in partnership with the federal government and also expanded Medicaid. However, states may opt out of the Medicaid coverage expansion provisions of the Reform Legislation without losing existing federal Medicaid funding. A number of states have opted out of the Medicaid coverage expansion provisions, but could ultimately decide to expand their programs at a later date. Of the 28 states in which we operate hospitals that are included in continuing operations, 15 states have taken action to expand their Medicaid programs, including Louisiana, which is expected to implement Medicaid coverage expansion at some point in 2016. At this time, the other 13 states have not, including Florida, Tennessee and Texas, where we operated a significant number of hospitals as of December 31, 2015. Some states that have opted out are evaluating options such as waiver plans to operate an alternative Medicaid expansion plan. Failure to expand Medicaid or implement an effective alternative in these states will likely have a negative impact on the goal of reducing the number of uninsured individuals.

Our hospitals are well positioned to participate in the provider networks of various qualified health plans, or QHPs, offering plan options on the health insurance exchanges created pursuant to the Reform Legislation. For the 2016 plan year, all of our hospitals in continuing operations have arrangements to participate in at least one health insurance exchange agreement, approximately 90% of our hospitals participate in two or more contracts, approximately 87% of our hospitals participate in the first or second lowest cost bronze plan networks (QHPs with a 60% actuarial value) and approximately 90% of our hospitals participate in the first or second lowest cost silver plan networks (QHPs with a 70% actuarial value).

We have conducted significant healthcare reform outreach efforts across all of our markets. Such efforts included the expanded use of eligibility screening services, select facility designations as Certified Application Counselor Organizations, and approximately 700 volunteers and staff members trained and designated as Certified Application Counselors, or CACs. These CACs assisted people in understanding and, if appropriate, enrolling in new coverage options, including, but not limited to QHPs on the health insurance exchange or Marketplace, Medicaid and the Children’s Health Insurance Program, or CHIP.

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

We believe the expansion of private sector health insurance and Medicaid coverage will, over time, increase our reimbursement related to providing services to individuals who were previously uninsured, which should reduce our expense from uncollectible accounts receivable. The various provisions in the Reform Legislation that directly or indirectly affect reimbursement take effect over a number of years. In addition, we believe that the Reform Legislation had a positive impact on net operating revenues and income from continuing operations during 2014 and 2015 as the result of the expansion of private sector and Medicaid coverage that has already occurred from the Reform Legislation and we believe that the net impact of the Reform Legislation on our net operating revenues will continue to be positive. Other provisions of the Reform Legislation, such as requirements related to employee health insurance coverage, have increased and will continue to increase our operating costs.

However, because of the many variables involved, including clarifications and modifications resulting from the rule-making process, legislative efforts to repeal or modify the law, future judicial interpretations resulting from court challenges to its constitutionality and interpretation, the development of agency guidance, whether and how many states ultimately decide to expand Medicaid coverage, the number of uninsured who elect to purchase health insurance coverage, budgetary issues at federal and state levels, and the potential for delays in the implementation of the Reform Legislation, it is difficult to predict the ultimate effect of the Reform Legislation. We may not be able to fully realize the positive impact the Reform Legislation may otherwise have on our business, results of operations, cash flow, capital resources and liquidity. Furthermore, we cannot predict whether we will be able to modify certain aspects of our operations to offset any potential adverse consequences from the Reform Legislation.

Fraud and Abuse Laws. Participation in the Medicare program is heavily regulated by federal statute and regulation. If a hospital fails to comply substantially with the requirements for participating in the Medicare program, the hospital’s participation may be terminated and/or civil or criminal penalties may be imposed. The

Bipartisan Budget Act of 2015 requires civil monetary penalties to increase by up to 150% by August 1, 2016, and to increase annually thereafter based on updates to the consumer price index. Further, a hospital may lose its ability to participate in the Medicare program if it engages in any of the following acts:

•	making claims to Medicare for services not provided or misrepresenting actual services provided in order to obtain higher payments,

•	paying money to induce the referral of patients where services are reimbursable under a federal health program, or

•	paying money to limit or reduce the services provided to Medicare beneficiaries.

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

Another law regulating the healthcare industry is a section of the Social Security Act, known as the “anti-kickback statute”. This law prohibits some business practices and relationships under Medicare, Medicaid and other federal healthcare programs. These practices include the payment, receipt, offer, or solicitation of remuneration of any kind in exchange for items or services that are reimbursed under most federal or state healthcare programs. Violations of the anti-kickback statute may be punished by criminal and civil fines, exclusion from federal healthcare programs and damages up to three times the total dollar amount involved.

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

The OIG has identified the following incentive arrangements as potential violations of the anti-kickback statute:

•	payment of any incentive by the hospital when a physician refers a patient to the hospital,

•	use of free or significantly discounted office space or equipment for physicians in facilities usually located close to the hospital,

•	provision of free or significantly discounted billing, nursing, or other staff services,

•	free training for a physician’s office staff, including management and laboratory techniques (but excluding compliance training),

•	guarantees which provide that if the physician’s income fails to reach a predetermined level, the hospital will pay any portion of the remainder,

•	low-interest or interest-free loans, or loans which may be forgiven if a physician refers patients to the hospital,

•	payment of the costs of a physician’s travel and expenses for conferences,

•	payment of services which require few, if any, substantive duties by the physician, or payment for services in excess of the fair market value of the services rendered,

•	coverage on the hospital’s group health insurance plans at an inappropriately low cost to the physician,

•	purchasing goods or services from physicians at prices in excess of their fair market value,

•	rental of space in physician offices, at other than fair market value, or

•	physician-owned entities (often referred to as physician-owned distributorships, or PODS) that derive revenue from selling, or arranging for the sale of, implantable medical devices ordered by their physician-owners for use on procedures that physician-owners perform on their own patients at hospitals or ASCs.

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

Federal False Claims Act and Similar State Laws. Another trend affecting the healthcare industry is the increased use of the federal False Claims Act, or FCA, which can be used to prosecute Medicare and other government program fraud involving issues such as coding errors, billing for service not provided and submitting false cost reports. Further, the FCA covers payments involving federal funds in connection with the health insurance exchanges created under the Reform Legislation, if those payments involve any federal funds. Liability under the FCA often arises when an entity knowingly submits a false claim for reimbursement to the federal government. The FCA broadly defines the term “knowingly.” Although simple negligence will not give rise to liability under the FCA, submitting a claim with reckless disregard to its truth or falsity may constitute “knowingly” submitting a false claim and result in liability. Among the many other potential bases for liability under the FCA is the knowing and improper failure to report and refund amounts owed to the government within 60 days of identifying an overpayment. Effective March 14, 2016, an overpayment is deemed to be identified when a person has, or should have through reasonable diligence, determined that an overpayment was received and quantified the overpayment. Submission of a claim for an item or service generated in violation of the anti-kickback statute constitutes a false or fraudulent claim under the FCA. In some cases, whistleblowers, the federal government and courts have taken the position that providers who allegedly have violated other statutes, such as the Stark Law, have thereby submitted false claims under the FCA.

When a defendant is determined by a court of law to be liable under the FCA, the defendant must pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim. Civil monetary penalties will increase by up to 150% by August 1, 2016, and will increase annually thereafter. Settlements entered into prior to litigation usually involve a less severe calculation of damages. The FCA also contains “qui tam” or whistleblower provisions, which allow private individuals to bring actions on behalf of the government alleging that the defendant has defrauded the federal government. If the government intervenes in the action and prevails, the party filing the initial complaint may share in any settlement or judgment. If the government does not intervene in the action, the whistleblower plaintiff may pursue the action independently and may receive a larger share of any settlement or judgment. When a private party brings a qui tam action under the FCA, the defendant generally will not be made aware of the lawsuit until the government commences its own investigation or determines whether it will intervene. Every entity that receives at least $5 million annually in Medicaid payments must have written policies for all employees, contractors and agents providing detailed information about false claims, false statements and whistleblower protections under certain federal laws, including the FCA, and similar state laws.

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

Certificates of Need. The construction of new facilities, the acquisition of existing facilities and the addition of new services at our facilities may be subject to state laws that require prior approval by state regulatory agencies. These CON laws generally require that a state agency determine the public need and give approval prior to the construction or acquisition of facilities or the addition of new services. As of December 31, 2015, we operated 111 hospitals in 15 states that have adopted CON laws for acute care facilities. If we fail to obtain necessary state approval, we will not be able to expand our facilities, complete acquisitions or add new services in these states. Violation of these state laws may result in the imposition of civil sanctions or the revocation of a hospital’s licenses.

HIPAA Administrative Simplification and Privacy and Security Requirements. The Health Insurance Portability and Accountability Act of 1996, or HIPAA, requires the use of uniform electronic data transmission standards for healthcare claims and payment transactions submitted or received electronically. These provisions are intended to encourage electronic commerce in the healthcare industry. The U.S. Department of Health and Human Services, or HHS, has established electronic data transmission standards that all healthcare providers must use when submitting or receiving certain healthcare transactions electronically. In addition, HIPAA requires that each provider use a National Provider Identifier. As of October 1, 2015, all healthcare providers covered by HIPAA are required to use updated standard code sets for certain diagnoses and procedures known as ICD-10 code sets. We have transitioned all of our hospitals to the ICD-10 coding system. This transition continues to involve a significant focus on our technology and information systems, as well as costs related to training of hospital employees and providers and corporate support staff involved with coding and billing. Use of the ICD-10 code sets has required and continues to require significant changes; however, we believe that the cost of compliance with these regulations has not had and is not expected to have a material adverse effect on our business, financial position or results of operations. The Reform Legislation requires the HHS to adopt standards for additional electronic transactions and to establish operating rules to promote uniformity in the implementation of each standardized electronic transaction.

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

Violations of the HIPAA privacy and security regulations may result in criminal penalties and in civil penalties of up to $50,000 per violation for a maximum of $1,500,000 in a calendar year for violations of the same requirement. HHS is required to perform compliance audits and has announced its intent to perform audits in 2016. In addition to enforcement by HHS, state attorneys general are authorized to bring civil actions seeking either injunction or damages in response to violations of HIPAA privacy and security regulations that threaten the privacy of state residents. HHS may resolve HIPAA violations through informal means, such as allowing a covered entity to implement a corrective action plan, but HHS has the discretion to move directly to impose monetary penalties and is required to impose penalties for violations resulting from willful neglect. Our facilities also are subject to any federal or state privacy-related laws that are more restrictive than the privacy regulations issued under HIPAA. These laws vary and could impose additional penalties. For example, the Federal Trade Commission uses its consumer protection authority to initiate enforcement actions in response to data breaches.

Payment

Medicare. Under the Medicare program, we are paid for inpatient and outpatient services performed by our hospitals.

Payments for inpatient acute services are generally made pursuant to a prospective payment system, commonly known as “PPS.” Under PPS, our hospitals are paid a predetermined amount for each hospital discharge based on the patient’s diagnosis. Specifically, each discharge is assigned to a diagnosis-related group, commonly known as a “DRG,” based upon the patient’s condition and treatment during the relevant inpatient stay. Each DRG is assigned a payment rate using 100% of the national average cost per case and 100% of the severity-adjusted DRG weights. DRG payments are based on national averages and not on charges or costs specific to a hospital. Severity-adjusted DRGs more accurately reflect the costs a hospital incurs for caring for a patient and account more fully for the severity of each patient’s condition. However, DRG payments are adjusted by a predetermined geographic adjustment factor assigned to the geographic area in which the hospital is located. While a hospital generally does not receive payment in addition to a DRG payment, hospitals may qualify for an “outlier” payment when the relevant patient’s treatment costs are extraordinarily high and exceed a specified regulatory threshold.

The DRG payment rates are adjusted by an update factor on October 1 of each year, the beginning of the federal fiscal year. The index used to adjust the DRG payment rates, known as the “market basket index,” gives consideration to the inflation experienced by hospitals in purchasing goods and services. DRG payment rates were increased by the full “market basket index,” for the federal fiscal years 2015 and 2016 by 2.9% and 2.4% respectively, subject to certain reductions. For federal fiscal year 2015, the DRG payment rates were reduced by 0.8% for documentation and coding; reduced by 0.5% for the multi-factor productivity adjustment; and reduced by 0.2% in accordance with the Reform Legislation. For federal fiscal year 2016, the DRG payment rates were reduced by 0.8% for documentation and coding; reduced by 0.5% for the multi-factor productivity adjustment; and reduced by 0.2% in accordance with the Reform Legislation. There is also a negative 0.2% adjustment to offset projected spending increases associated with admission and medical review criteria for inpatient services commonly known as the “two midnight rule.” Under the rule, services to Medicare beneficiaries are only payable as inpatient hospital services when there is a reasonable expectation that the hospital care is medically necessary and will be required across two midnights, absent unusual circumstances. A two percentage point reduction to the market basket index occurs if patient quality data is not submitted, and a reduction of one-half of the market basket index update occurs for hospitals that fail to demonstrate meaningful use of certified electronic health records, or EHR, technology without receiving a hardship exception. Future legislation may decrease the rate of increase for DRG payments or even decrease such payment rates, but we are not able to predict the amount of any reduction or the effect that any reduction will have on us.

The DRG payment rates are also adjusted pursuant to provisions of the Reform Legislation that promote value-based purchasing, linking payments to quality and efficiency. First, hospitals that meet or exceed certain quality performance standards will receive greater reimbursement under CMS’s value-based purchasing program, while hospitals that do not satisfy certain quality performance standards will receive reduced Medicare inpatient hospital payments. The amount collected from the reductions is pooled and used to fund the payments that reward hospitals based on a set of quality measures that have been linked to improved clinical processes of care and patient satisfaction. CMS scores each hospital on its achievement relative to other hospitals and improvement relative to that hospital’s own past performance. Second, hospitals experiencing “excess readmissions” for conditions designated by CMS within 30 days from the patient’s date of discharge will receive inpatient payments reduced by an amount determined by comparing that hospital’s readmission performance to a risk-adjusted national average. Third, the 25% of hospitals with the worst national risk-adjusted hospital acquired condition, or HAC, rates in the previous year will have their total inpatient operating Medicare payments reduced by 1%. In addition, HHS has indicated that it will increase its efforts to promote, develop and use alternative payment models such as Accountable Care Organizations, or ACOs, and bundled payment arrangements.

In addition, hospitals may qualify for Medicare disproportionate share payments when their percentage of low income patients exceeds specified regulatory thresholds. A majority of our hospitals qualify to receive Medicare disproportionate share payments. Medicare disproportionate share payments are reduced by 75% and earmarked for an uncompensated care payment pool, in accordance with the Reform Legislation. The uncompensated care pool is further reduced each year by a formula that reflects reductions in the U.S. uninsured population that is under 65 years of age. Thus, the greater the level of coverage for the uninsured, the more the Medicare uncompensated care pool will be reduced. Each eligible hospital is then paid, out of the uncompensated care pool, an amount based upon its estimated cost of providing uncompensated care. At this time, we cannot predict an impact for this change. These Medicare disproportionate share and uncompensated care payments as a percentage of operating revenues, net of contractual allowances and discounts (but before the provision for bad debts), were 1.2% and 1.5% for the years ended December 31, 2015 and 2014, respectively. Hospitals may also qualify for Medicaid disproportionate share payments when they qualify under the state established guidelines. These Medicaid disproportionate share payments as a percentage of operating revenues, net of contractual allowances and discounts (but before the provision for bad debts), were 0.4% and 0.3% for the years ended December 31, 2015 and 2014, respectively.

We also receive Medicare reimbursement for outpatient services through a PPS. The outpatient conversion factor was increased 2.9% effective January 1, 2015; however, there was a negative 0.2% adjustment in accordance with the Reform Legislation and a negative 0.5% productivity adjustment and other payment adjustments, which CMS estimated would result in a 2.3% increase. The outpatient conversion factor was increased 2.4% effective January 1, 2016; however, there is a negative 0.2% adjustment in accordance with the Reform Legislation, a negative 0.5% productivity adjustment and a negative 2.0% adjustment to address what CMS views as inflated payments for laboratory tests packaged with payments for hospital outpatient services. Taking into account these and other payment adjustments, CMS estimates the 2016 update will result in a 0.4% decrease in outpatient PPS payments to hospitals. For fiscal year 2016, an additional reduction applies to hospitals that do not submit required patient quality data. We are complying with this data submission requirement.

The HHS also uses a PPS to reimburse providers of home health services (i.e., home care). The home health agency market basket percentage increased by 2.6% on January 1, 2015; however, coupled with adjustments to other variables within the home health agency PPS, an approximate 0.3% net decrease in home health agency payments was expected to occur. The home health agency market basket percentage increased by 2.3% on January 1, 2016; however, coupled with adjustments to other variables within the home health agency PPS, an approximate 1.4% net decrease in home health agency payments is expected to occur. The Reform Legislation increases the home health agency PPS per episodic payment rate by 3.0% for home health services provided to patients in rural areas on or after April 1, 2010 through December 31, 2016. This 3% increase was extended through December 31, 2018 with the Medicare Access and CHIP Reauthorization Act of 2015, or MACRA. A two percentage point reduction to the market basket occurs if patient quality data is not submitted. We are complying with this data submission requirement.

The Medicare reimbursement discussed above was reduced in 2013 due to the Budget Control Act of 2011 that required across-the-board spending cuts to the federal budget, also known as sequestration. These sequestration cuts included reductions in payments for Medicare and other federally funded healthcare programs, including TRICARE. The cuts began on March 1, 2013, with the sequester-related Medicare reimbursement cuts beginning April 1, 2013. These reductions have been extended through 2025.

Payment under the Medicare program for physician services, which is based upon the Medicare Physician Fee Schedule, or MPFS, changed in April 2015 with the enactment of MACRA. The law effectively eliminated a payment reduction that was scheduled for physicians and other practitioners who treat Medicare patients.

MACRA provides for a 0.5% update to the MPFS for each calendar year through 2019. MACRA also requires the establishment of the Merit-Based Incentive Payment System, or MIPS, beginning in 2019, under which physicians will receive performance-based payment incentives or payment reductions based on their performance with respect to clinical quality, resource use, clinical improvement activities, and meaningful use of EHR. MIPS will consolidate certain existing physician incentive programs, and also requires CMS to provide, beginning in 2019, incentive payments for physicians and other eligible professionals that participate in alternative payment models, such as accountable care organizations, or ACOs. In addition, MACRA extended the Medicare Inpatient Low Volume payment and Medicare Dependent Hospital programs to qualifying hospitals through September 30, 2017. If additional legislation is not passed to extend these Medicare hospital payment programs, we could experience a reduction in future reimbursement.

Medicaid. Most state Medicaid payments are made under a PPS or under programs which negotiate payment levels with individual hospitals. Medicaid is funded jointly by state and federal government. The federal government and many states are currently considering significantly reducing Medicaid funding, while at the same time expanding Medicaid benefits. Currently, several states utilize supplemental reimbursement programs for the purpose of providing reimbursement to providers to offset a portion of the cost of providing care to Medicaid and indigent patients. These programs are designed with input from CMS and are funded with a combination of state and federal resources, including, in certain instances, fees or taxes levied on the providers. Similar programs are also being considered by other states. We can provide no assurance that reductions to Medicaid funding will not have a material adverse effect on our consolidated results of operations. Further, the Reform Legislation prohibits the use of federal funds under the Medicaid program to reimburse providers for medical services provided to treat HACs.

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

Medicare Administrative Contractors. CMS competitively bids the Medicare fiscal intermediary and Medicare carrier functions to Medicare Administrative Contractors, or MACs, in 12 jurisdictions. Each MAC is geographically assigned and serves both Part A and Part B providers within a given jurisdiction. CMS is currently engaged in a consolidation strategy to move from 15 MAC jurisdictions to 10. Chain providers had the option of having all hospitals use one home office MAC, and we chose to do so. However, CMS has not converted all of our hospitals to one MAC and currently does not have an established date to accomplish the conversion. CMS periodically re-solicits bids, and the MAC servicing a geographic area can change as a result of the bid competition. MAC transition periods can impact claims processing functions and the resulting cash flow.

Medicare Integrity. CMS contracts with third parties to promote the integrity of the Medicare program through review of quality concerns and detection of improper payments. Quality Improvement Organizations, or QIOs, for example, are groups of physicians and other healthcare quality experts which work on behalf of CMS to ensure that Medicare pays only for goods and services that are reasonable and necessary and that are provided in the most appropriate setting. Under the Recovery Audit Contractor, or RAC, program, CMS contracts with RACs nationwide to conduct post-payment reviews to detect and correct improper payments in the Medicare program, as required by statute. RACs review claims submitted to Medicare for billing compliance, including correct coding and medical necessity. Compensation for RACs is on a contingency basis and based upon the amount of overpayments and underpayments identified, if any. CMS recently reduced the number of claims that RACs may audit by limiting the number of records that RACs may request from hospitals based on each provider’s claim denial rate for the previous year.

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

We maintain policies and procedures to respond to the RAC requests and payment denials. Payment recoveries resulting from RAC reviews and denials are appealable, and we pursue reversal of adverse determinations at appropriate appeal levels. Currently, there are significant delays in the assignment of new Medicare appeals to Administrative Law Judges. In April 2015, the Office of Medicare Hearings and Appeals estimated that the assignment of requests for hearings could be delayed for up to 28 months. Thus, we may experience significant delays in appealing any RAC payment denials. Depending upon the growth of RAC programs and our success in appealing claims in future periods, our cash flows and results of operations could be negatively impacted.

Accountable Care Organizations. With the aim of reducing healthcare costs by improving quality and operational efficiency, ACOs are gaining traction in both the public and private sectors. An ACO is a network of providers and suppliers (including hospitals, physicians and other designated professionals) which work together to invest in infrastructure and redesign delivery processes to achieve high quality and efficient delivery of services. ACOs are intended to produce savings as a result of improved quality and operational efficiency. Pursuant to the Reform Legislation, HHS established a Medicare Shared Savings Program that seeks to promote accountability and coordination of care through the creation of ACOs. Medicare-approved ACOs that achieve quality performance standards established by HHS are eligible to share in a portion of the amounts saved by the Medicare program. HHS has significant discretion to determine key elements of ACO programs. Certain waivers are available from fraud and abuse laws for ACOs. As of January 2016, CMS has approved over 475 ACOs to participate in various Medicare ACO initiatives.

Bundled Payment Initiatives. The Reform Legislation created the CMS Innovation Center with responsibility for establishing demonstration projects and other initiatives in order to identify, develop, test and encourage the adoption of new methods of delivering and paying for healthcare that create savings under the Medicare and Medicaid programs, while maintaining or improving quality of care. One initiative implemented by the CMS Innovation Center is a voluntary bundled payment initiative known as the Bundled Payment for Care

Improvement, or BPCI, initiative. This voluntary initiative is comprised of four broadly defined models of care and links payments to participating providers for services provided during an episode of care. Participating providers agree to receive one payment for services provided to Medicare patients for certain medical conditions or episodes of care. In contrast to the traditional fee-for-service model, bundled payments are intended to align incentives for providers, encouraging more effective and efficient care. We are participating in these BPCI initiatives in eleven of our markets.

Beginning in April 2016, hospitals located in markets selected by CMS, including some of our facilities, will be required to participate in the Comprehensive Care for Joint Replacement model, a mandatory bundled payment initiative for specified joint replacement procedures. Participating hospitals will be evaluated against quality standards and Medicare spending targets established by CMS for each episode of care. An episode of care begins with a patient’s hospital admission and includes all related care by the hospital and other providers within 90 days of discharge. Depending on whether overall CMS spending per episode exceeds or falls below the target and whether quality standards are met, hospitals may receive supplemental Medicare payments or owe repayments to CMS.

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

Supply Contracts

In March 2005, we began purchasing items, primarily medical supplies, medical equipment and pharmaceuticals, under an agreement with HealthTrust, a GPO in which we are a noncontrolling partner. As of December 31, 2015, we had a 24.7% ownership interest in HealthTrust. By participating in this organization, we are able to procure items at competitively priced rates for our hospitals. There can be no assurance that our arrangement with HealthTrust will continue to provide the discounts that we have historically received.

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

Material, uncorrected violations of the CIA could lead to our suspension or disbarment from participation in Medicare, Medicaid and other federal and state healthcare programs and repayment obligations. In addition, we are subject to possible civil penalties for failure to substantially comply with the terms of the CIA, including stipulated penalties ranging from $1,000 to $2,500 per day. We are also subject to a stipulated penalty of $50,000 for each false certification made by us or on our behalf in connection with reports required under the CIA. The CIA increases the amount of information we must provide to the federal government regarding our healthcare practices and our compliance with federal regulations. The reports we provide in connection with the CIA could result in greater scrutiny by regulatory authorities. We believe our existing Compliance Program addresses compliance with the operational terms of the CIA.

Employees and Medical Staff

At December 31, 2015, we had approximately 137,000 employees, including approximately 28,000 part-time employees. References herein to “employees” refer to employees of our affiliates. We are subject to various state and federal laws that regulate wages, hours, benefits and other terms and conditions relating to employment. At December 31, 2015, certain employees at 32 of our hospitals are represented by various labor unions. It is likely that union organizing efforts will take place at additional hospitals in the future. We consider our employee relations to be good and have not experienced work stoppages that have materially, adversely affected our business or results of operations. Our hospitals, like most hospitals, have experienced rising labor costs. In some markets, nurse and medical support personnel availability has become a significant operating issue to healthcare providers. To address this challenge, we have implemented several initiatives to improve retention, recruiting, compensation programs and productivity.

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

We have a significant amount of indebtedness, which is more fully described in the Capital Resources section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Notes to our Consolidated Financial Statements included under Item 8 of this Form 10-K. As of December 31, 2015, we had approximately $10.5 billion aggregate principal amount of senior secured indebtedness outstanding, and approximately $6.6 billion of senior unsecured indebtedness outstanding. Our substantial leverage could have important consequences for you, including the following:

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

In addition, we are a holding company with no direct operations. Our principal assets are the equity interests we hold in our operating subsidiaries. As a result, we are dependent upon dividends and other payments from our subsidiaries to generate the funds necessary to meet our outstanding debt service and other obligations. Our subsidiaries may not generate sufficient cash from operations to enable us to make principal and interest payments on our indebtedness. In addition, any payments of dividends, distributions, loans or advances to us by our subsidiaries are subject to certain legal and contractual restrictions, including under our credit facility and indentures.

Restrictive covenants in the agreements governing our indebtedness may adversely affect us.

Our credit facility and the indentures governing our outstanding notes contain various covenants that limit our ability to take certain actions, including our ability to:

•	incur, assume or guarantee additional indebtedness;

•	issue redeemable stock and preferred stock;

•	repurchase capital stock;

•	make restricted payments, including paying dividends and making certain loans and investments;

•	redeem debt that is subordinated in right of payment to our outstanding notes;

•	create liens;

•	sell or otherwise dispose of assets, including capital stock of subsidiaries;

•	enter into agreements that restrict dividends and certain other payments from subsidiaries;

•	merge, consolidate, sell or otherwise dispose of substantially all our assets;

•	enter into transactions with affiliates; and

•	guarantee certain obligations.

In addition, our credit facility contains restrictive covenants and requires us to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet these restrictive covenants and financial ratios and tests may be affected by events beyond our control, and we cannot assure you that we will meet those tests.

A breach of any of these covenants could result in a default under our credit facility and the indentures governing our outstanding notes. Upon the occurrence of an event of default under our credit facility or the indentures governing our outstanding notes, all amounts outstanding under our credit facility and our outstanding notes may become immediately due and payable and all commitments under the credit facility to extend further credit may be terminated. The acceleration of any such indebtedness will result in an event of default under all of our other long-term indebtedness.

Despite current indebtedness levels, we may still be able to incur substantially more debt. This could further exacerbate the risks described above.

We and our subsidiaries have the ability to incur substantial additional indebtedness in the future, subject to restrictions contained in our credit facilities and the indentures governing our outstanding notes. Our credit facility as well as a separate receivables facility provide for commitments and borrowings of up to approximately $8.8 billion in the aggregate, of which approximately $7.9 billion is outstanding at December 31, 2015. Our credit facility also gives us the ability to provide for one or more additional tranches of term loans and increases in our revolving credit facility in the aggregate principal amount of up to the greater of (x) $1.5 billion and (y) an amount such that our senior secured net leverage ratio would not exceed 4.0:1.0 without the consent of the existing lenders if specified criteria are satisfied. If new debt is added to our current debt levels, the related risks that we now face could be further exacerbated.

Failure to continue to achieve expected benefits of the HMA merger and to continue to integrate HMA’s operations with ours could adversely affect us.

We have achieved synergies, and believe that we will achieve additional synergies, from the HMA merger as a result of eliminating duplicate corporate functions and centralizing many support functions. However, we cannot be certain whether, and to what extent, additional efficiencies and cost savings in connection with the HMA merger will continue to be achieved in the future. For example, costs associated with HMA’s legal proceedings and other loss contingencies may be greater than expected, and could exceed the amount of any reduction in payment under the contingent value rights, or CVRs, issued in the HMA merger to HMA stockholders. In addition, in order to continue to obtain the benefits of the merger, we must achieve additional efficiencies through the integration of HMA’s operations. Such integration may be complex and the failure to do so efficiently and effectively may negatively affect earnings.

We are the subject of various legal, regulatory and governmental proceedings that, if resolved unfavorably, could have an adverse effect on us, and we may be subject to other loss contingencies, both known and unknown.

We are a party to various legal, regulatory and governmental proceedings and other related matters. Those proceedings include, among other things, government investigations. In addition, we are and may become subject to other loss contingencies, both known and unknown, which may relate to past, present and future facts, events, circumstances and occurrences. Should an unfavorable outcome occur in some or all of our legal, regulatory or governmental proceedings or other loss contingencies, or if we become subject to any such loss contingencies in the future, there could be an adverse impact on our financial position, results of operations and liquidity.

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

An important part of our business strategy is to acquire two to four hospitals each year. However, not-for-profit hospital systems and other for-profit hospital companies generally attempt to acquire the same type of hospitals as we do. LifePoint Hospitals, Inc. is a principal competitor for acquisitions. Other competitors include HCA Holdings, Inc., Universal Health Services, Inc., other non-public, for profit hospitals and local market hospitals. Some of our competition for acquisitions have greater financial resources than we have. Furthermore, some hospitals are sold through an auction process, which may result in higher purchase prices than we believe are reasonable. Therefore, we may not be able to acquire additional hospitals on terms favorable to us.

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

Some states in which we operate require a CON or other prior approval for the construction or acquisition of healthcare facilities, capital expenditures exceeding a prescribed amount, changes in bed capacity or services and some other matters. In evaluating a proposal, these states consider the need for additional or expanded healthcare facilities or services. If we are not able to obtain required CONs or other prior approvals, we would not be able to acquire, operate, replace or expand our facilities or expand the breadth of services we offer. Furthermore, if a CON or other prior approval upon which we relied to invest in construction of a replacement or expanded facility were to be revoked or lost through an appeal process, we may not be able to recover the value of our investment.

State efforts to regulate the sale of hospitals operated by municipal or not-for-profit entities could prevent us from acquiring these types of hospitals and executing our business strategy.

Many states have adopted legislation regarding the sale or other disposition of hospitals operated by municipal or not-for-profit entities. In some states that do not have specific legislation, the attorneys general have demonstrated an interest in these transactions under their general obligation to protect the use of charitable assets. These legislative and administrative efforts focus primarily on the appropriate valuation of the assets divested and the use of the proceeds of the sale by the non-profit seller. While these review and, in some instances, approval processes can add additional time to the closing of a hospital acquisition, we have not had any significant difficulties or delays in completing acquisitions. However, future state actions could seriously delay or even prevent our ability to acquire hospitals.

If we are unable to effectively compete for patients, local residents could use other hospitals and healthcare providers.

The healthcare industry is highly competitive among hospitals and other healthcare providers for patients, affiliations with physicians and acquisitions. The competition among hospitals and other healthcare providers for patients has intensified in recent years. However, the majority of our hospitals are located in non-urban service areas where we believe we are the sole provider of general acute care health services. As a result, the most significant competition our hospitals face typically comes from hospitals outside of our primary service areas, including hospitals in urban areas that provide more complex services. Patients in our primary service areas may travel to these other hospitals because of physician referrals or their need for services we do not offer, among other reasons. Patients who receive services from these other hospitals may subsequently shift their preferences to those hospitals for the services we provide. Competition for patients is also increasing among other healthcare providers, including outpatient surgery, orthopedic, oncology and diagnostic centers. Our hospitals and our competitors are implementing physician alignment strategies, such as acquiring physician practice groups, employing physicians and participating in ACOs or other clinical integration models, which may impact our competitive position.

At December 31, 2015, 63 of our hospitals competed with more than one other hospital in their respective primary service areas. In most markets in which we are not the sole provider of general acute care health services, our primary competitor is a municipal or not-for-profit hospital. These hospitals are owned by tax-supported governmental agencies or not-for-profit entities supported by endowments and charitable contributions. They do not pay income or property taxes, and can make capital expenditures without paying sales tax. These financial advantages may better position these hospitals to maintain more modern and technologically upgraded facilities and equipment and offer services more specialized than those available at our hospitals. If our competitors are better able to attract patients with these offerings, we may experience an overall decline in patient volume.

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

We have a participation agreement with HealthTrust, a GPO. The current term of this agreement expires in January 2017, with automatic renewal terms of one year unless either party terminates by giving notice of non-renewal. GPOs attempt to obtain favorable pricing on medical supplies with manufacturers and vendors, sometimes by negotiating exclusive supply arrangements in exchange for discounts. To the extent these exclusive supply arrangements are challenged or deemed unenforceable, we could incur higher costs for our medical supplies obtained through HealthTrust. Further, costs of supplies and drugs may continue to increase due to market pressure from pharmaceutical companies and new product releases. Higher costs could continue to adversely impact our operating results. Also, there can be no assurance that our arrangement with HealthTrust will provide the discounts we expect to achieve.

If the fair value of our reporting units declines, a material non-cash charge to earnings from impairment of our goodwill could result.

At December 31, 2015, we had approximately $9.0 billion of goodwill recorded on our books, including approximately $4.5 billion of goodwill resulting from the acquisition of HMA. We expect to recover the carrying value of this goodwill through our future cash flows. On an ongoing basis, under GAAP, we evaluate, based on the fair value of our reporting units, whether the carrying value of our goodwill is impaired when events or changes in circumstances indicate that such carrying value may not be recoverable. GAAP requires us to test goodwill for impairment at least annually. The testing of goodwill for impairment requires us to make significant estimates about our future performance and cash flows, as well as other assumptions related to our cost of capital and other factors impacting our fair value models. These estimates can be affected by various factors, including changes in economic, industry or other market assumptions, changes in our business operations, and potential changes in our stock price and market capitalization. Changes in these factors, or changes in our actual performance compared with our estimates of future projections, could affect our calculation of the fair value of our reporting units, which could result in an impairment charge to goodwill.

No impairment was indicated in connection with our last annual goodwill evaluation conducted during the fourth quarter of 2015. However, based on the excess of fair value over the carrying value, our hospital operations reporting unit was at risk of goodwill impairment as of December 31, 2015, primarily due to a decline in our stock price during the fourth quarter and lower projections of future cash flows.

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

The U.S. Congress and certain state legislatures have introduced and passed a large number of proposals and legislation designed to make major changes in the healthcare system, including changes that increase access to health insurance. In particular, the Reform Legislation mandates that substantially all U.S. citizens maintain medical insurance coverage and expands health insurance coverage through a combination of public program expansion and private sector health insurance reforms. Based on projections issued by the CBO in March 2015, the incremental insurance coverage due to the Reform Legislation could result in 25 million formerly uninsured Americans gaining coverage by the end of 2025.

States may opt out of the Medicaid coverage expansion provisions of the Reform Legislation without losing existing federal Medicaid funding. A number of states have opted out of the Medicaid coverage expansion provisions, but could ultimately decide to expand their programs at a later date. At our hospitals in these states, the number of uninsured patients will likely decline by a smaller margin than we initially expected when the Reform Legislation was first adopted. Of the 28 states in which we operate hospitals that are included in continuing operations, 15 states have expanded their Medicaid programs. At this time, the other 13 states have not, including Florida, Tennessee and Texas, where we operated a significant number of hospitals as of December 31, 2015. Some states that have opted out are evaluating options such as waiver plans to operate an alternative Medicaid expansion plan.

The Reform Legislation also makes a number of changes to Medicare and Medicaid that could adversely impact the reimbursement our facilities receive under these programs, such as reductions to the Medicare annual market basket update through federal fiscal year 2019, a productivity offset to the Medicare market basket update, and a reduction to the Medicare and Medicaid disproportionate share payments. Despite these provisions, we believe that the Reform Legislation had a positive impact on net operating revenues and income from continuing operations during 2014 and 2015 as the result of the expansion of private sector and Medicaid coverage that has already occurred from the Reform Legislation. We believe that the net impact of the Reform Legislation on our net operating revenues will continue to be positive, but there can be no assurances that such impact will continue to remain positive in the future.

Also included in the Reform Legislation are provisions aimed at reducing fraud, waste and abuse in the healthcare industry. These provisions allocate significant additional resources to federal enforcement agencies and expand the use of private contractors to recover potentially inappropriate Medicare and Medicaid payments. The Reform Legislation amends several existing federal laws, including the anti-kickback statute and the FCA, making it easier for government agencies and private plaintiffs to prevail in lawsuits brought against healthcare providers. These amendments also make it easier for potentially severe fines and penalties to be imposed on healthcare providers accused of violating applicable laws and regulations.

Because of the many variables involved, including clarifications and modifications resulting from the rule-making process, legislative efforts to repeal or modify the law, judicial interpretations resulting from court challenges to its constitutionality and interpretation, the development of agency guidance, whether and how many states ultimately decide to expand Medicaid coverage, the number of uninsured who elect to purchase health insurance coverage, uncertainty regarding the long-term viability of the health insurance exchanges, budgetary issues at federal and state levels, and the potential for delays in the implementation of the Reform Legislation, we may not be able to realize the positive impact the Reform Legislation may have on our business, results of operations, cash flow, capital resources and liquidity. Furthermore, we cannot predict whether we will be able to modify certain aspects of our operations to offset any potential adverse consequences from the Reform Legislation or other federal or state health reform initiatives.

If reimbursement rates paid by federal or state healthcare programs or commercial payors are reduced, if we are unable to maintain favorable contract terms with payors or comply with our payor contract obligations, if insured individuals move to insurance plans with greater coverage exclusions or narrower networks, or if insurance coverage is otherwise restricted, our net operating revenues may decline.

In 2015, 35.3% of our operating revenues, net of contractual allowances and discounts (but before the provision for bad debts), came from the Medicare and Medicaid programs. Federal healthcare expenditures continue to increase and state governments continue to face budgetary shortfalls as a result of current economic conditions and increasing Medicaid enrollment. As a result of such events and also pursuant to the Reform Legislation, federal and state governments have made, and continue to make, significant changes in the Medicare and Medicaid programs, including reductions in reimbursement levels and supplemental payment programs like disproportionate share payments. Some of these changes have decreased, or could decrease, the amount of money we receive for our services relating to these programs.

In addition, government and commercial payors as well as other third parties from whom we receive payment for our services attempt to control healthcare costs by, for example, requiring hospitals to discount payments for their services in exchange for exclusive or preferred participation in their benefit plans, restricting coverage through utilization review, reducing coverage of inpatient services and shifting care to outpatient settings, requiring prior authorizations, and implementing alternative payment models. The ability of commercial payors to control healthcare costs using these measures may be enhanced by the increasing consolidation of insurance and managed care companies.

In 2015, 52.4% of our operating revenues, net of contractual allowances and discounts (but before the provision for bad debts), came from commercial payors. Our contracts with payors require us to comply with a number of terms related to the provision of services and billing for services. If we are unable to negotiate increased reimbursement rates, maintain existing rates or other favorable contract terms, effectively respond to payor cost controls or comply with the terms of our payor contracts, the payments we receive for our services may be reduced or we may be involved in disputes with payors and experience payment denials, both prospectively and retroactively. In addition, some individuals may move from existing coverage under health insurance plans with higher reimbursement rates for our services and lower co-pays and deductibles to plans, such as those purchased on the health insurance exchanges, that may provide for lower reimbursement for our services along with higher co-pays and deductibles or even exclusion of our hospitals and employed physicians from coverage.

We may be adversely affected by consolidation among health insurers.

In recent years, a number of health insurers have merged or increased efforts to consolidate with other payors as well as providers, in part, as a result of the medical loss ratio (“MLR”) requirements imposed by the Reform Legislation. The MLR represents the percentage of premiums used to pay customer medical claims and for other activities that improve the quality of care. Health insurers that do not meet minimum MLR requirements must pay premium rebates on individual and group medical insurance products and, for certain Medicare products, may be subject to additional penalties. Our ability to negotiate prices and favorable terms with health insurers in certain markets could be affected negatively as a result of these efforts. Also, the shift toward value-based payment models could be accelerated if larger insurers find these models to be financially beneficial. We cannot predict whether we will be able to respond effectively to the impact of increased consolidation in the payor industry.

If we fail to comply with extensive laws and government regulations, including fraud and abuse laws, we could suffer penalties or be required to make significant changes to our operations.

The healthcare industry is governed by laws and regulations at the federal, state and local government levels. These laws and regulations include standards addressing, among other issues, the adequacy of medical care, equipment, personnel, operating policies and procedures; billing and coding for services; properly handling overpayments; classification of levels of care provided; preparing and filing of cost reports; relationships with referral sources and referral recipients; maintenance of adequate records; compliance with building codes; environmental protection; and privacy and security. Examples of these laws include, but are not limited to, HIPAA, the Stark Law, the federal anti-kickback statute, the FCA, the Emergency Medical Treatment and Active Labor Act and similar state laws. If we fail to comply with applicable laws and regulations we could suffer civil sanctions and criminal penalties, including the loss of our operating licenses and our ability to participate in the Medicare, Medicaid and other federal and state healthcare programs.

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

Physicians, hospitals and other healthcare providers have become subject to an increasing number of legal actions alleging malpractice, product liability, or related legal theories. Even in states that have imposed caps on damages, litigants are seeking recoveries under new theories of liability that might not be subject to the caps on damages. Many of these actions involve large claims and significant defense costs. To protect us from the cost of these claims, we maintain claims made professional malpractice liability insurance and general liability insurance coverage in excess of those amounts for which we are self-insured. This insurance coverage is in amounts that we believe to be sufficient for our operations; however, our insurance coverage may not continue to be available at a reasonable cost for us to maintain adequate levels of insurance. Additionally, our insurance coverage does not cover all claims against us, such as fines, penalties, or other damage and legal expense payments resulting from qui tam lawsuits.

We could be subject to increased monetary penalties and/or other sanctions, including exclusion from federal health care programs, if we fail to comply with the terms of the Corporate Integrity Agreement.

On August 4, 2014, we announced that we had entered into a civil settlement with the U.S. Department of Justice, other federal agencies and identified relators that concluded previously announced investigations and litigation related to short stay admissions through emergency departments at certain of our affiliated hospitals. See our discussion of this matter under the section “Business of Community Health Systems, Inc.” in Part I, Item 1 of this Form 10-K and “Legal Proceedings” in Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 for further discussion of the background of this matter and details of the settlement. In addition to the amounts paid in the settlement, we executed the CIA with the OIG that has been incorporated into our existing and comprehensive compliance program.

Material, uncorrected violations of the CIA could lead to our suspension or disbarment from participation in Medicare, Medicaid and other federal and state healthcare programs and repayment obligations. In addition, we are subject to possible civil penalties for failure to substantially comply with the terms of the CIA, including stipulated penalties ranging between $1,000 to $2,500 per day. We are also subject to a stipulated penalty of $50,000 for each false certification made by us or on our behalf, pursuant to the reporting provisions of the CIA. The CIA increases the amount of information we must provide to the federal government regarding our healthcare practices and our compliance with federal regulations. The reports we provide in connection with the CIA could result in greater scrutiny by regulatory authorities.

If we experience growth in self-pay volume and revenues, or if we experience continued deterioration in the collectability of patient responsibility accounts, our financial condition or results of operations could be adversely affected.

Our primary collection risks relate to uninsured patients and outstanding patient balances for which the primary insurance payor has paid some but not all of the outstanding balance, with the remaining outstanding balance (generally deductibles and co-payments) owed by the patient. Collections are impacted by the economic ability of patients to pay and the effectiveness of our collection efforts. Significant changes in payor mix, business office operations, economic conditions or trends in federal and state governmental healthcare coverage may affect our collection of accounts receivable and are considered in our estimates of accounts receivable collectability.

Since the implementation of the Reform Legislation, our self-pay revenues as a percentage of total revenue have decreased, primarily resulting from a shift from self-pay to Medicaid and private insurers for a portion of our patient population, driven by the insurance coverage expansion provisions of the Reform Legislation. In addition, the Reform Legislation’s future impact on the uninsured population and the percentage of our total revenue comprised of self-pay revenues may be different than anticipated because of, among other variables, uncertainty regarding the number and identity of states that ultimately choose to expand Medicaid, the number of uninsured who elect to purchase health insurance, and efforts to repeal or revise the Reform Legislation. Moreover, we may still be adversely affected by the growth in patient responsibility accounts as a result of increases in the adoption of plan structures, including health savings accounts, narrow networks and tiered networks, that shift greater responsibility for care to individuals through greater exclusions and copayment and deductible amounts. Further, our ability to collect patient responsibility accounts may be limited by statutory, regulatory and investigatory initiatives, including private lawsuits directed at hospital charges and collection practices for uninsured and underinsured patients. In addition, a deterioration of economic conditions in the United States could potentially lead to higher levels of uninsured patients, result in higher levels of patients covered by lower paying government programs, result in fiscal uncertainties at both government payors and private insurers and/or limit the economic ability of patients to make payments for which they are responsible. If we experience growth in self-pay volume or further deterioration in collectability of patient responsibility accounts, our financial condition or results of operations could be adversely affected.

The failure of certain employers, or the closure of certain manufacturing and other facilities in our markets, could have a disproportionate impact on our hospitals.

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

As a result of the Health Information Technology for Economic and Clinical Health Act, or HITECH, eligible hospitals and healthcare professionals can receive incentive payments for their adoption and meaningful use of EHR technology. The implementation of EHR technology that meets the meaningful use criteria requires a significant capital investment, and we have and intend to continue to offset some of these costs by maximizing our receipt of incentive payments. Eligible hospitals and professionals that fail to demonstrate meaningful use of certified EHR technology and have not applied and qualified for a hardship exception are subject to reduced reimbursement from Medicare. Thus, if our hospitals and employed professionals are unable to comply with the meaningful use standards, we will not be eligible to receive incentive payments that could offset some of the costs of implementing EHR systems, and we could be subject to penalties that may have an adverse effect on our consolidated financial position and consolidated results of operations.

The transition to ICD-10 coding may adversely impact our consolidated results of operations.

All healthcare providers covered by HIPAA, including our hospitals, were required to transition by October 1, 2015 to the ICD-10 code set to report medical diagnoses and inpatient procedures. ICD-10 significantly expands the number of and detail in the codes used by providers to bill for services. All of our hospitals have transitioned to the ICD-10 coding system, which continues to involve a significant capital investment in technology and coding of our information systems, as well as significant costs related to training of staff involved with coding and billing. These ICD-10 transition costs and any difficulty or delays in payors and providers transitioning to this significantly more detailed code set could have an adverse effect on our consolidated results of operations and cash flows. The potential for delay in billing and collection on patient receivables could also have an adverse effect on the quality of receivables that serve as collateral for borrowings under our receivables facility, resulting in a potential default or repayment of outstanding borrowings.

A cybersecurity attack or security breach could cause a loss of confidential data, give rise to remediation and other expenses, expose us to liability under HIPAA, consumer protection laws, common law or other theories, subject us to litigation and federal and state governmental inquiries, damage our reputation, and otherwise be disruptive to our business.

We rely extensively on our computer systems to manage clinical and financial data, communicate with our patients, payors, vendors and other third parties and summarize and analyze operating results. We have made significant investments in technology to protect our systems and information from cybersecurity risks. During the second quarter of 2014, our computer network was the target of an external, criminal cyber-attack in which the attacker successfully copied and transferred certain data outside the Company. This data included certain non-medical patient identification data (such as patient names, addresses, birthdates, telephone numbers and social security numbers) considered protected under HIPAA, but did not include patient credit card, medical or clinical information. The remediation efforts in response to the attack have been substantial, including continued development and enhancement of our controls, processes and practices designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access. Also in connection with the cyber-attack, we have been subject to multiple purported class action lawsuits and may be subject to additional litigation, potential governmental inquiries and potential reputation damages.

In spite of our security measures, there can be no assurance that we will not be subject to additional cyber-attacks or security breaches in the future. Such attacks or breaches could result in loss of protected health information or other data subject to privacy laws or disrupt our information technology systems or business. We continue to prioritize cybersecurity and the development of practices and controls to protect our systems. As cyber-threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. If we are subject to cyber-attacks or security breaches in the future, this could have an adverse impact on our business, financial condition or results of operations.

A pandemic, epidemic or outbreak of a contagious disease in the markets in which we operate or that otherwise impacts our facilities could adversely impact our business.

If a pandemic or other public health crisis were to affect our markets, our business could be adversely affected. Such a crisis could diminish the public trust in healthcare facilities, especially hospitals that fail to accurately or timely diagnose, or that are treating (or have treated) patients affected by contagious diseases. If any of our facilities were involved in treating patients for such a contagious disease, other patients might cancel elective procedures or fail to seek needed care at our facilities. Further, a pandemic might adversely impact our business by causing a temporary shutdown or diversion of patients, by disrupting or delaying production and delivery of materials and products in the supply chain or by causing staffing shortages in our facilities. Although we have disaster plans in place and operate pursuant to infectious disease protocols, the potential impact of a pandemic, epidemic or outbreak of a contagious disease with respect to our markets or our facilities is difficult to predict and could adversely impact our business.

Our performance depends on our ability to recruit and retain quality physicians.

Although we employ some physicians, physicians are often not employees at our healthcare facilities at which they practice. The success of our healthcare facilities depends in part on the number and quality of the physicians on the medical staffs of our healthcare facilities, our ability to employ quality physicians, the admitting and utilization practices of employed and independent physicians, maintaining good relations with those physicians and controlling costs related to the employment of physicians. In many of the markets we serve, many physicians have admitting privileges at other healthcare facilities in addition to our healthcare facilities. Such physicians may terminate their affiliation with or employment by our healthcare facilities at any time. If we are unable to provide adequate support personnel or technologically advanced equipment and facilities that meet the needs of those physicians and their patients, they may be discouraged from referring patients to our facilities, admissions may decrease and our operating performance may decline.

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

The trend toward value-based purchasing of healthcare services is gaining momentum across the healthcare industry among both government and commercial payors. Generally, value-based purchasing initiatives tie payment to the quality and efficiency of care. For example, hospital payments may be negatively impacted by the occurrence of HACs. As of federal fiscal year 2015, hospitals that fall into the top 25% of national risk-adjusted HAC rates for all hospitals in the previous year receive a 1% reduction in their total Medicare payments. Medicare does not reimburse for care related to HACs. In addition, federal funds may not be used under the Medicaid program to reimburse providers for services provided to treat HACs. Hospitals that experience excess readmissions for designated conditions receive reduced payments for all inpatient discharges. HHS also reduces Medicare inpatient hospital payments for all discharges by a required percentage and pools the amount collected from these reductions to fund payments to reward hospitals that meet or exceed certain quality performance standards. Further, Medicare and Medicaid require hospitals to report certain quality data to receive full reimbursement updates.

HHS has indicated that it is particularly focused on tying Medicare payments to quality or value through alternative payment models, which generally aim to make providers attentive to the quality and cost of care they deliver to patients. Examples of alternative payment models include ACOs and bundled payment arrangements. Beginning in April 2016, HHS will require hospitals in certain geographic areas to participate in a bundled payment program for specified joint replacement procedures, and HHS may increasingly establish similar mandatory programs. It is unclear whether alternative payment models will successfully coordinate care and reduce costs or whether they will decrease aggregate reimbursement. Several of the nation’s largest commercial payors have also expressed an intent to increase reliance on value-based reimbursement arrangements. Further, many large commercial payors require hospitals to report quality data, and several commercial payors do not reimburse hospitals for certain preventable adverse events.

We expect value-based purchasing programs, including programs that condition reimbursement on patient outcome measures, to become more common and to involve a higher percentage of reimbursement amounts. We are unable at this time to predict how this trend will affect our results of operations, but it could negatively impact our revenues or our cost of operations, or both.

Our revenues are concentrated in a small number of states which will make us particularly sensitive to regulatory and economic changes in those states.

Our revenues are particularly sensitive to regulatory and economic changes in states in which we generate a significant portion of our revenues, including Florida, Pennsylvania, Texas, Indiana and Tennessee. Accordingly, any change in the current demographic, economic, competitive or regulatory conditions in these states could have an adverse effect on our business, financial condition or results of operations. Changes to the Medicaid programs in these states could also have an adverse effect on our business, financial condition, results of operations or cash flows. For example, in 2014, CMS deferred the federal portion of Medicaid payments associated with the Texas Medicaid Waiver Program, a measure it has since lifted. The waiver for the Texas program expires on September 30, 2016. Texas has submitted an application to extend its Medicaid Waiver Program, but CMS has not yet issued a decision. We cannot predict whether the Texas Medicaid Waiver Program will be extended, continue in its current form or guarantee that revenues recognized from the program will not decrease.

The proposed spin-off of a group of our hospitals and Quorum Health Resources into an independent, publicly-traded corporation may not be completed on the currently contemplated timeline or terms, or at all, and may not achieve the intended benefits.

In August 2015, we announced a plan to spin off 38 of our hospitals and Quorum Health Resources into QHC, an independent, publicly-traded corporation. We expect to complete the spin-off in the first half of 2016, although there can be no assurance as to whether or when the spin-off will occur. Various developments, including related to (i) obtaining various tax and regulatory approvals, (ii) the execution of operational transitional agreements, (iii) receiving opinions of tax, legal and valuation advisors (including as to the tax-free nature of the transaction) and (iv) market conditions, could delay or prevent the proposed spin-off or cause the proposed spin-off to occur on terms or conditions that are less favorable and/or different than expected. In addition, even if completed, we may not realize the anticipated benefits from the spin-off, and expenses incurred in connection with the proposed spin-off may be significantly higher than we currently anticipate.

We and our stockholders could incur significant tax liabilities if the distribution were to be deemed a taxable event.

In Rev. Proc. 2013-12, the IRS announced that, effective for ruling requests postmarked or received after August 23, 2013, it generally will no longer provide private letter rulings to the effect that a spin-off transaction

(similar to the contribution of the businesses by us to QHC and the distribution of QHC common stock in connection with the proposed spin-off transaction) will qualify as a tax-free transaction under Sections 368(a)(1)(D) and 355 of the U.S. Internal Revenue Code of 1986, as amended, or the Code. Consequently, we are not seeking such a ruling from the IRS. However, we submitted a request for a private letter ruling from the IRS as to whether the anticipated distribution by QHC of QHC senior notes to us in connection with the proposed spin-off transaction satisfies certain U.S. federal income tax requirements. On December 21, 2015, we received a favorable ruling with respect to the distribution by QHC of QHC senior notes. Moreover, it is a condition to the distribution that we receive an opinion from our outside tax advisor, Deloitte Tax LLP, to the effect that the distribution of QHC common stock should qualify as generally tax-free for U.S. federal income tax purposes under Sections 368(a)(1)(D) and 355 of the Code. However, this opinion will not be binding on the IRS or the courts. In addition, the opinion from Deloitte Tax LLP will rely on certain facts, assumptions, representations and undertakings from us and QHC regarding the past and future conduct of the companies’ respective businesses and other matters. If any of these facts, assumptions, representations or undertakings is incorrect or not satisfied, we and our stockholders may not be able to rely on the opinion of Deloitte Tax LLP and could be subject to significant tax liabilities. Notwithstanding our receipt of the opinion from Deloitte Tax LLP, there can be no assurance that the IRS will determine that the distribution is not a taxable event. If the distribution is determined to be taxable for U.S. federal income tax purposes, we and our stockholders that are subject to U.S. federal income tax could incur significant U.S. federal income tax liabilities. In addition, even if the spin-off otherwise qualifies as a tax-free transaction, the distribution could be taxable to us (and, in certain circumstances, to our stockholders) if future significant acquisitions of our stock or the stock of QHC following the distribution are deemed to be part of a plan or series of related transactions that included the spin-off.

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

For each of our hospitals owned or leased as of December 31, 2015, the following table shows its location, the date of its acquisition or lease inception and the number of licensed beds:

Hospital	City	Licensed Beds(1)	Date of Acquisition/Lease Inception	Ownership Type
Alabama
LV Stabler Memorial Hospital	Greenville	72	October, 1994	Owned
South Baldwin Regional Medical Center	Foley	112	June, 2000	Leased
Cherokee Medical Center	Centre	60	April, 2006	Owned
Dekalb Regional Medical Center	Fort Payne	134	April, 2006	Owned
Grandview Medical Center	Birmingham	372	July, 2007	Owned
Flowers Hospital	Dothan	235	July, 2007	Owned
Medical Center Enterprise	Enterprise	131	July, 2007	Owned
Gadsden Regional Medical Center	Gadsden	346	July, 2007	Owned
Crestwood Medical Center	Huntsville	150	July, 2007	Owned
Stringfellow Memorial Hospital	Anniston	125	January, 2014	Leased

Alaska
Mat-Su Regional Medical Center	Palmer	74	July, 2007	Owned

Arizona
Western Arizona Regional Medical Center	Bullhead City	139	July, 2000	Owned
Northwest Medical Center	Tucson	300	July, 2007	Owned
Oro Valley Hospital	Oro Valley	146	July, 2007	Owned

Arkansas
Helena Regional Medical Center	Helena	155	March, 2002	Leased
Forrest City Medical Center	Forrest City	118	March, 2006	Leased
Northwest Health System
Northwest Medical Center - Bentonville	Bentonville	128	July, 2007	Owned
Northwest Medical Center - Springdale	Springdale	222	July, 2007	Owned
Northwest Medical Center - Willow Creek Women’s Hospital	Johnson	64	July, 2007	Owned
Siloam Springs Regional Hospital	Siloam Springs	73	February, 2009	Owned
Medical Center of South Arkansas	El Dorado	166	April, 2009	Leased
Sparks Regional Medical Center	Fort Smith	492	January, 2014	Owned
Sparks Medical Center - Van Buren	Van Buren	103	January, 2014	Leased

California
Barstow Community Hospital	Barstow	30	January, 1993	Owned
Watsonville Community Hospital	Watsonville	106	September, 1998	Owned

Florida
Lake Wales Medical Center	Lake Wales	160	December, 2002	Owned
North Okaloosa Medical Center	Crestview	110	March, 1996	Owned
Bartow Regional Medical Center	Bartow	72	January, 2014	Owned
Bayfront Health Brooksville	Brooksville	120	January, 2014	Leased
Bayfront Health Dade City	Dade City	120	January, 2014	Owned
Bayfront Health Port Charlotte	Port Charlotte	254	January, 2014	Owned
Bayfront Health Punta Gorda	Punta Gorda	208	January, 2014	Owned
Bayfront Health St. Petersburg	St. Petersburg	480	January, 2015	Leased

Hospital	City	Licensed Beds(1)	Date of Acquisition/Lease Inception	Ownership Type
Bayfront Health Spring Hill	Spring Hill	124	January, 2014	Leased
Heart of Florida Regional Medical Center	Davenport	193	January, 2014	Owned
Highlands Regional Medical Center	Sebring	126	January, 2014	Leased
Lehigh Regional Medical Center	Lehigh Acres	88	January, 2014	Owned
Lower Keys Medical Center	Key West	167	January, 2014	Leased
Physicians Regional Medical Center-Collier	Naples	100	January, 2014	Owned
Physicians Regional Medical Center-Pine Ridge	Naples	101	January, 2014	Owned
Santa Rosa Medical Center	Milton	129	January, 2014	Leased
Sebastian River Medical Center	Sebastian	154	January, 2014	Owned
Seven Rivers Regional Medical Center	Crystal River	128	January, 2014	Owned
Shands Lake Shore Regional Medical Center	Lake City	99	January, 2014	Leased
Shands Live Oak Regional Medical Center	Live Oak	25	January, 2014	Owned
Shands Starke Regional Medical Center	Starke	49	January, 2014	Owned
St. Cloud Regional Medical Center	St. Cloud	84	January, 2014	Owned
Venice Regional Bayfront Health	Venice	312	January, 2014	Owned
Wuesthoff Health System—Melbourne	Melbourne	119	January, 2014	Owned
Wuesthoff Health System—Rockledge	Rockledge	298	January, 2014	Owned
Munroe Regional Medical Center	Ocala	421	April, 2014	Leased

Georgia
Fannin Regional Hospital	Blue Ridge	50	January, 1986	Owned
Trinity Hospital of Augusta	Augusta	231	July, 2007	Leased
Barrow Regional Medical Center	Winder	56	January, 2014	Owned
Clearview Regional Medical Center	Monroe	77	January, 2014	Owned
East Georgia Regional Medical Center	Statesboro	149	January, 2014	Owned

Illinois
Crossroads Community Hospital	Mt. Vernon	47	October, 1994	Owned
Gateway Regional Medical Center	Granite City	343	January, 2002	Owned
Heartland Regional Medical Center	Marion	98	October, 1996	Owned
Red Bud Regional Hospital	Red Bud	25	September, 2001	Owned
Galesburg Cottage Hospital	Galesburg	173	July, 2004	Owned
MetroSouth Medical Center	Blue Island	314	March, 2012	Owned
Vista Medical Center	Waukegan	228	July, 2006	Owned
Vista Medical Center West (psychiatric and rehabilitation beds)	Waukegan	71	July, 2006	Owned
Union County Hospital	Anna	25	November, 2006	Leased

Indiana
Porter Hospital	Valparaiso	301	May, 2007	Owned
Lutheran Health Network
Bluffton Regional Medical Center	Bluffton	79	July, 2007	Owned
Dupont Hospital	Fort Wayne	131	July, 2007	Owned
Lutheran Hospital	Fort Wayne	396	July, 2007	Owned
Lutheran Musculoskeletal Center	Fort Wayne	39	July, 2007	Owned
Lutheran Rehabilitation Hospital (rehabilitation)	Fort Wayne	36	July, 2007	Owned
St. Joseph’s Hospital	Fort Wayne	191	July, 2007	Owned
Dukes Memorial Hospital	Peru	25	July, 2007	Owned

Hospital	City	Licensed Beds(1)	Date of Acquisition/Lease Inception	Ownership Type
Kosciusko Community Hospital	Warsaw	72	July, 2007	Owned

Kentucky
Three Rivers Medical Center	Louisa	90	May, 1993	Owned
Kentucky River Medical Center	Jackson	55	August, 1995	Leased
Paul B. Hall Regional Medical Center	Paintsville	72	January, 2014	Owned

Louisiana
Byrd Regional Hospital	Leesville	60	October, 1994	Owned
Northern Louisiana Medical Center	Ruston	171	April, 2007	Owned
Lake Area Medical Center	Lake Charles	88	July, 2007	Owned

Mississippi
Merit Health Wesley	Hattiesburg	211	July, 2007	Owned
Merit Health River Region	Vicksburg	341	July, 2007	Owned
Merit Health Biloxi	Biloxi	198	January, 2014	Leased
Merit Health Central	Jackson	462	January, 2014	Leased
Merit Health Rankin	Brandon	134	January, 2014	Leased
Merit Health Gilmore Memorial	Amory	95	January, 2014	Owned
Merit Health Madison	Canton	67	January, 2014	Owned
Merit Health Northwest Mississippi	Clarksdale	181	January, 2014	Leased
Merit Health River Oaks	Flowood	160	January, 2014	Owned
Merit Health Batesville	Batesville	112	January, 2014	Owned
Merit Health Woman’s Hospital	Flowood	109	January, 2014	Owned
Merit Health Natchez	Natchez	280	October, 2014	Owned

Missouri
Moberly Regional Medical Center	Moberly	101	November, 1993	Owned
Northeast Regional Medical Center	Kirksville	93	December, 2000	Leased
Poplar Bluff Regional Medical Center	Poplar Bluff	460	January, 2014	Owned
Twin Rivers Regional Medical Center	Kennett	116	January, 2014	Owned

Nevada
Mesa View Regional Hospital	Mesquite	25	July, 2007	Owned

New Jersey
Memorial Hospital of Salem County	Salem	140	September, 2002	Owned

New Mexico
Mimbres Memorial Hospital	Deming	25	March, 1996	Owned
Eastern New Mexico Medical Center	Roswell	162	April, 1998	Owned
Alta Vista Regional Hospital	Las Vegas	54	April, 2000	Owned
Carlsbad Medical Center	Carlsbad	115	July, 2007	Owned
Lea Regional Medical Center	Hobbs	202	July, 2007	Owned
Mountain View Regional Medical Center	Las Cruces	168	July, 2007	Owned

North Carolina
Martin General Hospital	Williamston	49	November, 1998	Leased
Lake Norman Regional Medical Center	Mooresville	123	January, 2014	Owned
Davis Regional Medical Center	Statesville	130	January, 2014	Owned

Hospital	City	Licensed Beds(1)	Date of Acquisition/Lease Inception	Ownership Type
Sandhills Regional Medical Center	Hamlet	64	January, 2014	Owned

Ohio
Affinity Medical Center	Massillon	156	July, 2007	Owned
Valleycare System of Ohio
Northside Medical Center	Youngstown	355	October, 2010	Owned
Trumbull Memorial Hospital	Warren	311	October, 2010	Owned
Hillside Rehabilitation Hospital (rehabilitation)	Warren	69	October, 2010	Owned

Oklahoma
AllianceHealth Ponca City	Ponca City	140	May, 2006	Owned
AllianceHealth Deaconess	Oklahoma City	238	July, 2007	Owned
AllianceHealth Woodward	Woodward	87	July, 2007	Leased
AllianceHealth Blackwell	Blackwell	53	January, 2014	Leased
AllianceHealth Clinton	Clinton	56	January, 2014	Leased
AllianceHealth Madill	Madill	25	January, 2014	Leased
AllianceHealth Pryor	Pryor	52	January, 2014	Leased
AllianceHealth Durant	Durant	148	January, 2014	Owned
AllianceHealth Midwest	Midwest City	255	January, 2014	Leased
AllianceHealth Seminole	Seminole	32	January, 2014	Leased

Oregon
McKenzie-Willamette Medical Center	Springfield	113	July, 2007	Owned

Pennsylvania
Commonwealth Health Network
Berwick Hospital	Berwick	101	March, 1999	Owned
Wilkes-Barre General Hospital	Wilkes-Barre	412	April, 2009	Owned
First Hospital Wyoming Valley (psychiatric)	Wilkes-Barre	171	April, 2009	Owned
Regional Hospital of Scranton	Scranton	186	May, 2011	Owned
Tyler Memorial Hospital	Tunkhannock	48	May, 2011	Owned
Moses Taylor Hospital	Scranton	214	January, 2012	Owned
Brandywine Hospital	Coatesville	169	June, 2001	Owned
Chestnut Hill Hospital	Philadelphia	129	February, 2005	Owned
Easton Hospital	Easton	254	October, 2001	Owned
Jennersville Regional Hospital	West Grove	63	October, 2001	Owned
Lock Haven Hospital	Lock Haven	47	August, 2002	Owned
Pottstown Memorial Medical Center	Pottstown	232	July, 2003	Owned
Phoenixville Hospital	Phoenixville	151	August, 2004	Owned
Sunbury Community Hospital	Sunbury	68	October, 2005	Owned
Memorial Hospital	York	100	July, 2012	Owned
Carlisle Regional Medical Center	Carlisle	165	January, 2014	Owned
Heart of Lancaster Regional Medical Center	Lititz	148	January, 2014	Owned
Lancaster Regional Medical Center	Lancaster	214	January, 2014	Owned
Sharon Regional Health System	Sharon	258	April, 2014	Owned

South Carolina
Springs Memorial Hospital	Lancaster	213	November, 1994	Owned
Mary Black Memorial Hospital	Spartanburg	207	July, 2007	Owned

Hospital	City	Licensed Beds(1)	Date of Acquisition/Lease Inception	Ownership Type
Carolinas Hospital System	Florence	420	July, 2007	Owned
Carolinas Hospital System—Marion	Mullins	124	July, 2010	Owned
Chester Regional Medical Center	Chester	82	January, 2014	Leased
Gaffney Medical Center	Gaffney	125	November, 2014	Owned

Tennessee
Tennova - Lakeway Regional Hospital	Morristown	135	May, 1993	Owned
Tennova - Regional Jackson	Jackson	150	January, 2003	Owned
Tennova - Dyersburg Regional	Dyersburg	225	January, 2003	Owned
Henderson County Community Hospital	Lexington	45	January, 2003	Owned
McKenzie Regional Hospital	McKenzie	45	January, 2003	Owned
Tennova - McNairy Regional	Selmer	45	January, 2003	Owned
Tennova - Volunteer Martin	Martin	100	January, 2003	Owned
Heritage Medical Center	Shelbyville	60	July, 2005	Owned
Sky Ridge Medical Center	Cleveland	351	October, 2005	Owned
Gateway Medical Center	Clarksville	270	July, 2007	Owned
Harton Regional Medical Center	Tullahoma	135	January, 2014	Owned
Jamestown Regional Medical Center	Jamestown	85	January, 2014	Owned
Tennova - Jefferson Memorial Hospital	Jefferson City	58	January, 2014	Leased
Tennova - LaFollette Medical Center	LaFollette	98	January, 2014	Leased
Tennova - Newport Medical Center	Newport	130	January, 2014	Owned
Tennova - North Knoxville Medical Center	Powell	108	January, 2014	Owned
Tennova - Physicians Regional Medical Center	Knoxville	401	January, 2014	Owned
Tennova - Turkey Creek Medical Center	Knoxville	101	January, 2014	Owned
University Medical Center	Lebanon	245	January, 2014	Owned

Texas
Big Bend Regional Medical Center	Alpine	25	October, 1999	Owned
Scenic Mountain Medical Center	Big Spring	150	October, 1994	Owned
Hill Regional Hospital	Hillsboro	116	October, 1994	Leased
Lake Granbury Medical Center	Granbury	73	January, 1997	Leased
South Texas Regional Medical Center	Jourdanton	67	November, 2001	Owned
Laredo Medical Center	Laredo	326	October, 2003	Owned
Weatherford Regional Medical Center	Weatherford	103	November, 2006	Leased
Abilene Regional Medical Center	Abilene	231	July, 2007	Owned
Brownwood Regional Medical Center	Brownwood	188	July, 2007	Owned
College Station Medical Center	College Station	167	July, 2007	Owned
Navarro Regional Hospital	Corsicana	162	July, 2007	Owned
Longview Regional Medical Center	Longview	230	July, 2007	Owned
Woodland Heights Medical Center	Lufkin	149	July, 2007	Owned
San Angelo Community Medical Center	San Angelo	171	July, 2007	Owned
DeTar Healthcare System	Victoria	304	July, 2007	Owned
Cedar Park Regional Medical Center	Cedar Park	93	December, 2007	Owned
Tomball Regional Medical Center	Tomball	350	October, 2011	Owned

Utah
Mountain West Medical Center	Tooele	44	October, 2000	Owned

Hospital	City	Licensed Beds(1)	Date of Acquisition/Lease Inception	Ownership Type
Virginia
Southern Virginia Regional Medical Center	Emporia	80	March, 1999	Owned
Southampton Memorial Hospital	Franklin	105	March, 2000	Owned
Southside Regional Medical Center	Petersburg	300	August, 2003	Owned

Washington
Rockwood Health System
Deaconess Hospital	Spokane	388	October, 2008	Owned
Valley Hospital	Spokane Valley	123	October, 2008	Owned
Yakima Regional Medical and Cardiac Center	Yakima	214	January, 2014	Owned
Toppenish Community Hospital	Toppenish	63	January, 2014	Owned

West Virginia
Plateau Medical Center	Oak Hill	25	July, 2002	Owned
Greenbrier Valley Medical Center	Ronceverte	122	July, 2007	Owned
Bluefield Regional Medical Center	Bluefield	92	October, 2010	Owned
Williamson Memorial Hospital	Williamson	76	January, 2014	Owned

Wyoming
Evanston Regional Hospital	Evanston	42	November, 1999	Owned

Total Licensed Beds at December 31, 2015		30,121

Total Hospitals at December 31, 2015		197

(1)	Licensed beds are the number of beds for which the appropriate state agency licenses a facility regardless of whether the beds are actually available for patient use.

The real property of substantially all of our wholly-owned hospitals is also encumbered by mortgages to support obligations under our credit facility and outstanding senior secured notes.

The following table lists the hospitals owned by joint venture entities in which we do not have a consolidating ownership interest, along with our percentage ownership interest in the joint venture entity as of December 31, 2015. Information on licensed beds was provided by the majority owner and manager of each joint venture. A subsidiary of HCA Holdings, Inc. is the majority owner of Macon Healthcare LLC, and a subsidiary of Universal Health Services, Inc. is the majority owner of Summerlin Hospital Medical Center LLC and Valley Health System LLC.

Joint Venture	Facility Name	City	State	Licensed Beds
Macon Healthcare LLC	Coliseum Medical Center (38%)	Macon	GA	250
Macon Healthcare LLC	Coliseum Psychiatric Center (38%)	Macon	GA	60
Macon Healthcare LLC	Coliseum Northside Hospital (38%)	Macon	GA	103
Summerlin Hospital Medical Center LLC	Summerlin Hospital Medical Center (26.1%)	Las Vegas	NV	454
Valley Health System LLC	Desert Springs Hospital (27.5%)	Las Vegas	NV	293
Valley Health System LLC	Valley Hospital Medical Center (27.5%)	Las Vegas	NV	301
Valley Health System LLC	Spring Valley Hospital Medical Center (27.5%)	Las Vegas	NV	237
Valley Health System LLC	Centennial Hills Hospital Medical Center (27.5%)	Las Vegas	NV	187

Item	3. Legal Proceedings

From time to time, we receive inquiries or subpoenas from state regulators, state Medicaid Fraud Control units, fiscal intermediaries, the Centers for Medicare and Medicaid Services and the Department of Justice regarding various Medicare and Medicaid issues. In addition to the matters discussed below, we are currently responding to subpoenas and administrative demands concerning (a) certain cardiology procedures, medical records and policies at a New Mexico hospital, (b) a civil investigative demand concerning cardiology devices at a Pennsylvania hospital, (c) an inquiry regarding a sleep lab at a Louisiana hospital, (d) a subpoena regarding wound care services at one of our Florida hospitals (which appears to be related to the recently unsealed case styled U.S. ex rel. Van Raalte, v. Healogics, Inc.), (e) a subpoena concerning provider based billing status for hyperbaric oxygen therapy at one of our Tennessee hospitals and (f) a civil investigative demand concerning neonatal services at one of our Washington hospitals. In addition, we are subject to other claims and lawsuits arising in the ordinary course of our business. Based on current knowledge, management does not believe that loss contingencies arising from pending legal, regulatory and governmental matters, including the matters described herein, will have a material adverse effect on the consolidated financial position or liquidity of the Company. However, in light of the inherent uncertainties involved in pending legal, regulatory and governmental matters, some of which are beyond our control, and the very large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to our results of operations or cash flows for any particular reporting period. Settlements of suits involving Medicare and Medicaid issues routinely require both monetary payments as well as corporate integrity agreements. Additionally, qui tam or “whistleblower” actions initiated under the civil False Claims Act may be pending but placed under seal by the court to comply with the False Claims Act’s requirements for filing such suits. In September 2014, the Criminal Division of the United States Department of Justice, or DOJ, announced that all qui tam cases will be shared with their Division to determine if a parallel criminal investigation should be opened. The Criminal Division has also frequently stated an intention to pursue corporations in criminal prosecutions. From time to time, we detect issues of non-compliance with Federal healthcare laws pertaining to claims submission and reimbursement practices and/or financial relationships with physicians. We avail ourselves of various mechanisms to address potential overpayments arising out of these issues, including repayment of claims, rebilling of claims, and participation in voluntary disclosure protocols offered by the Centers for Medicare and Medicaid Services and the Office of the Inspector General. Participating in voluntary repayments and voluntary disclosure protocols can have the potential for significant settlement obligations or even enforcement action.

The following legal proceedings are described in detail because, although they may not be required to be disclosed in this Part I, Item 3 under SEC rules, due to the nature of the business of the Company, we believe that the following discussion of these matters may provide useful information to security holders. This discussion does not include claims and lawsuits covered by medical malpractice, general liability or employment practices insurance and risk retention programs, none of which claims or lawsuits would in any event be required to be disclosed in this Part I, Item 3 under SEC rules. Certain of the matters referenced below are also discussed in the Notes to Consolidated Financial Statements at Part II, Item 8 under Note 17 “Commitments and Contingencies.”

Community Health Systems, Inc. Legal Proceedings

Shareholder Litigation

Class Action Shareholder Federal Securities Cases. Three purported class action cases have been filed in the United States District Court for the Middle District of Tennessee; namely, Norfolk County Retirement System v. Community Health Systems, Inc., et al., filed May 9, 2011; De Zheng v. Community Health Systems, Inc., et al., filed May 12, 2011; and Minneapolis Firefighters Relief Association v. Community Health Systems, Inc., et al., filed June 21, 2011. All three seek class certification on behalf of purchasers of our common stock between July 27, 2006 and April 11, 2011 and allege that misleading statements resulted in artificially inflated prices for our common stock. In December 2011, the cases were consolidated for pretrial purposes and NYC Funds and its counsel were selected as lead plaintiffs/lead plaintiffs’ counsel. In lieu of ruling on our motion to dismiss, the court permitted the plaintiffs to file a first amended consolidated class action complaint which was filed on October 5, 2015. Our motion to dismiss was filed on November 4, 2015 and is scheduled for oral argument on April 11, 2016. The court also lifted the discovery stay and discovery is underway. We believe this consolidated matter is without merit and will vigorously defend this case.

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

Blue Island, Illinois – Patient Status. On October 9, 2015, our hospital in Blue Island, Illinois received a CID from the Office of the United States Attorney in Chicago, Illinois concerning allegations of upcoding observation and other outpatient services and improperly falsifying inpatient admission orders. The CID requests medical records and documentation concerning status change, from observation to inpatient. We are fully cooperating with this investigation.

Qui Tam Cases – Government Declined Intervention

On February 4, 2014, a redacted case then styled (Sealed Party) v. Pottstown Hospital Co., LLC d/b/a Pottstown Memorial Medical Center and Community Health Systems, Inc. was filed in the Eastern District of Pennsylvania. On May 6, 2014, the district court ordered the seal lifted. The relator is Alan E. Cooper, M.D. The complaint alleges the hospital traded on call agreements for referrals. There is no indication that the DOJ has intervened in this matter. This matter was previously reported in prior filings in the Legal Proceedings section as subpoenas to two Pennsylvania hospitals and one of our subsidiaries concerning on call agreements and physician directorships. On June 5, 2014, we filed motions to dismiss the complaint and on June 30, 2014 the relator filed his response. Oral argument occurred on October 15, 2014 and the matter was taken under advisement and discovery was stayed. Our motions to dismiss were granted with prejudice on March 13, 2015; the relator filed an appeal and oral argument on the appeal was originally set for November 20, 2015 but by order of the court was submitted on paper only. We are awaiting a decision. We will continue to vigorously defend this matter.

On July 28, 2015, a first amended complaint was filed by a relator in the matter of U.S. ex rel. Howard v. Taos Health Systems, Inc. d/b/a Holy Cross Hospital. Our affiliate Quorum Health Resources, also a defendant in this case, provides senior level management personnel under contract to the non-affiliated hospital. The action is pending in the United States District Court, State of New Mexico. Relator, who previously practiced emergency medicine at the hospital, alleges fraudulent billing for midlevel practitioners by the hospital and retaliation in his termination. The United States declined to intervene in this matter. This matter has now been settled and is expected to be dismissed.

Commercial Litigation and Other Lawsuits

Becker v. Community Health Systems, Inc. d/b/a Community Health Systems Professional Services Corporation d/b/a Community Health Systems d/b/a Community Health Systems PSC, Inc. d/b/a Rockwood Clinic P.S. and Rockwood Clinic, P.S. (Superior Court, Spokane, Washington). This suit was filed on February 29, 2012, by a former chief financial officer at Rockwood Clinic in Spokane, Washington. Becker claims he was wrongfully terminated for allegedly refusing to certify a budget for Rockwood Clinic in 2012. On February 29, 2012, he also filed an administrative complaint with the Department of Labor, Occupational Safety and Health Administration alleging that he is a whistleblower under Sarbanes-Oxley, which was dismissed by the agency and was appealed to an administrative law judge for a hearing that occurred on January 19-26, 2016 and will be ready for decision pending submittal of final briefing. At a hearing on July 27, 2012, the trial court dismissed Community Health Systems, Inc. from the state case and subsequently certified the state case for an interlocutory appeal of the denial to dismiss his employer and the management company. The appellate court accepted the interlocutory appeal, and it was argued on April 30, 2014. On August 14, 2014, the court denied our appeal. On October 20, 2014, we filed a petition to review the denial with the Washington Supreme Court. Our appeal was accepted and oral argument was heard on June 9, 2015. On September 15, 2015, the court denied our appeal and remanded to the trial court where it is now set for trial on September 12, 2016. We are vigorously defending these actions.

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

Cyber Attack. As previously disclosed on a Current Report on Form 8-K filed by us on August 18, 2014, our computer network was the target of an external, criminal cyber-attack that we believe occurred between April and June, 2014. We and Mandiant (a FireEye Company), the forensic expert engaged by us in connection with this matter, believe the attacker was a foreign “Advanced Persistent Threat” group who used highly sophisticated malware and technology to attack our systems. The attacker was able to bypass our security measures and successfully copy and transfer outside the Company certain non-medical patient identification data (such as patient names, addresses, birthdates, telephone numbers and social security numbers), but not including patient credit card, medical or clinical information. We continue to work closely with federal law enforcement authorities in connection with their investigation and possible prosecution of those determined to be responsible for this attack. Mandiant has conducted a thorough investigation of this incident and continues to advise the Company regarding security and monitoring efforts. We are providing appropriate notification to affected patients and regulatory agencies as required by federal and state law. We are offering identity theft protection services to individuals affected by this attack.

We have incurred certain expenses to remediate and investigate this matter, and expect to continue to incur expenses of this nature in the foreseeable future. In addition, multiple purported class action lawsuits have been filed against the Company and certain subsidiaries. These lawsuits allege that sensitive information was unprotected and inadequately encrypted by the Company. The plaintiffs claim breach of contract and other theories of recovery, and are seeking damages, as well as restitution for any identity theft. On February 4, 2015, the United States Judicial Panel on Multidistrict Litigation ordered the transfer of the purported class actions pending outside of the District Court for the Northern District of Alabama to the District Court for the Northern District of Alabama for coordinated or consolidated pretrial proceedings. A consolidated complaint was filed and we filed a motion to dismiss on September 21, 2015, which was partially argued on February 10, 2016. In an oral ruling from the bench, the court greatly limited the potential class by ruling only plaintiffs with specific injury resulting from the breach had standing to sue. Further, on jurisdictional grounds, the court dismissed Community Health Systems, Inc. from all non-Tennessee based cases. Finally, the court set April 15, 2016 for further argument on whether the remaining plaintiffs have sufficiently stated a cause of action to continue their cases. At this time, we are unable to predict the outcome of this litigation or determine the potential impact, if any, that could result from this litigation, but we intend to vigorously defend these lawsuits. This matter may subject the Company to additional litigation, potential governmental inquiries, potential reputational damage, and additional remediation, operating and other expenses.

Suit Under California Insurance Code. People of the State of California, ex rel. Liberty Mutual Insurance Corporation et. al. v. CPH Hospital Management, LLC, et. al. This case is a whistleblower suit under California Insurance Fraud Prevention Act and California Unfair Competition Act brought by 57 workers’ compensation insurance companies alleging 17 hospitals, 15 orthopedic doctors and numerous other entities conspired to fraudulently mark up the pricing for non-FDA approved and counterfeit orthopedic pedicle screws and paid kick-backs to doctors to use the screws. Abilene Medical Center, Abilene, Texas is our only affiliated entity named in the suit. On September 30, 2015, we filed a Demurrer to the complaint and a motion to Quash Service. On December 17, 2015, our Demurrer was granted and our hospital was dismissed from the case. The plaintiffs will have sixty days to appeal once an order of dismissal is entered. We believe all of the plaintiffs’ claims are without merit as to our affiliate and will vigorously defend this case.

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

Certain Legal Proceedings Related to HMA

Medicare/Medicaid Billing Lawsuits

On January 11, 2010, HMA and one of its subsidiaries were named in a qui tam lawsuit entitled U.S. ex rel. J. Michael Mastej v. Health Management Associates, Inc. et al. in the United States District Court for the Middle District of Florida, Tampa Division. The plaintiff’s complaint alleged that, among other things, the defendants erroneously submitted claims to Medicare and that those claims were falsely certified to be in compliance with Section 1877 of the Social Security Act of 1935 (commonly known as the “Stark law”) and the Anti-Kickback Statute. The plaintiff’s complaint further alleged that the defendants’ conduct violated the False Claims Act. The plaintiff seeks recovery of all Medicare and Medicaid reimbursement that the defendants received as a result of the alleged false certifications and treble damages under the False Claims Act, as well as a civil penalty for each Medicare and Medicaid claim supported by such alleged false certifications. On August 18, 2010, the plaintiff filed a first amended complaint that was similar to the original complaint. On February 23, 2011, the case was transferred to the United States District Court for the Middle District of Florida, Fort Myers Division. On May 5, 2011, the plaintiff filed a second amended complaint, which was similar to the first amended complaint. On May 17, 2011, the defendants moved to dismiss the second amended complaint for failure to state a claim with the particularity required and failure to state a claim upon which relief can be granted. On January 26, 2012, the United States gave notice of its decision not to intervene in this lawsuit. On February 16, 2012, the court granted the defendants’ motion to dismiss, without prejudice. The court’s order permitted the plaintiff to file an amended complaint. On March 8, 2012, the plaintiff filed a third amended complaint, which was similar to the first amended complaint and the second amended complaint. On March 26, 2012, the defendants moved to dismiss the third amended complaint on the same bases set forth in earlier motions to dismiss. On March 19, 2013, the United States District Court for the Middle District of Florida, Tampa Division, dismissed the third amended complaint with prejudice. On March 28, 2013, the United States of America filed a motion to clarify that the dismissal with prejudice did not relate to the United States. On April 4, 2013, the defendants filed an opposition to the United States’ motion for clarification. The Government’s motion remains pending at this time. The case was appealed by Mastej to the Eleventh Circuit Court of Appeals and on October 30, 2014 the appellate court affirmed the dismissal of part of the case and reversed the dismissal of part of the case. The relator sought further relief from the United States Supreme Court, which was denied on June 1, 2015. The case has been remanded to the district court and has been set for trial during the November 1, 2016 trial term. We intend to vigorously defend HMA and its subsidiary against the allegations in this matter.

Beginning during the week of December 16, 2013 eleven qui tam lawsuits filed by private individuals against HMA were unsealed in various United States district courts. The United States has elected to intervene in all or part of eight of these matters; namely U.S. ex rel. Craig Brummer v. Health Management Associates, Inc. et al. (Middle District Georgia) (“Brummer”); U.S. ex rel. Ralph D. Williams v. Health Management Associates, Inc. et al. (Middle District Georgia) (“Williams”); U.S. ex rel. Scott H. Plantz, M.D. et al. v. Health Management Associates, Inc., et al. (Northern District Illinois) (“Plantz”); U.S. ex rel. Thomas L. Mason, M.D. et al. v. Health Management Associates, Inc. et al. (Western District North Carolina) (“Mason”); U.S. ex rel. Jacqueline Meyer, et al. v. Health Management Associates, Inc., Gary Newsome et al. (“Jacqueline Meyer”) (District of South Carolina); U.S. ex rel. George Miller, et al. v. Health Management Associates, Inc. (Eastern District of Pennsylvania) (“Miller”); U.S. ex rel. Bradley Nurkin v. Health Management Associates, Inc. et al. (Middle District of Florida) (“Nurkin”); and U.S. ex rel. Paul Meyer v. Health Management Associates, Inc. et al. (Southern District Florida) (“Paul Meyer”). The United States has elected to intervene with respect to allegations in these cases that certain HMA hospitals inappropriately admitted patients and then submitted reimbursement claims for treating those individuals to federal healthcare programs in violation of the False Claims Act or that certain HMA hospitals had inappropriate financial relationships with physicians which violated the Stark law, the Anti-Kickback Statute, and the False Claims Act. Certain of these complaints also allege the same actions violated various state laws which prohibit false claims. The United States has declined to intervene in three of the eleven matters, namely U.S. ex rel. Anita France, et al. v. Health Management Associates, Inc. (Middle District Florida) (“France”) which involved allegations of wrongful billing and was settled; U.S. ex rel. Sandra Simmons v. Health Management Associates, Inc. et al. (Eastern District Oklahoma) (“Simmons”) which alleges unnecessary surgery by an employed physician and which was settled as to all allegations except alleged wrongful termination; and U.S. ex rel. David Napoliello, M.D. v. Health Management Associates, Inc. (Middle District Florida) (“Napoliello”) which alleges inappropriate admissions. On April 3, 2014, the Multi District Litigation Panel ordered the transfer and consolidation for pretrial proceedings of the eight intervened cases, plus the Napoliello matter, to the District of the District of Columbia under the name In Re: Health Management Associates, Inc. Qui Tam Litigation. On June 2, 2014, the court entered a stay of this matter until October 6, 2014, which was subsequently extended until February 27, 2015, May 27, 2015, September 25, 2015, January 25, 2016, and now until May 25, 2016. We intend to defend against the allegations in these matters, but have also been cooperating with the government in the ongoing investigation of these allegations. We have been in discussions with the Civil Division of the DOJ regarding the resolution of these matters. During the first quarter of 2015, we were informed the Criminal Division continues to investigate former executive-level employees of HMA and continues to consider whether any HMA entities should be held criminally liable for the acts of the former HMA employees. We are voluntarily cooperating with these inquiries and have not been served with any subpoenas or other legal process.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We completed an initial public offering of our common stock on June 14, 2000. Our common stock began trading on June 9, 2000 and is listed on the New York Stock Exchange under the symbol CYH. As of February 10, 2016, there were approximately 190 record holders of our common stock. The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock as reported by the New York Stock Exchange.

	High	Low
Year Ended December 31, 2014
First Quarter	$44.48	$35.11
Second Quarter	46.66	34.55
Third Quarter	57.72	42.05
Fourth Quarter	57.46	44.74
Year Ended December 31, 2015
First Quarter	$56.44	$45.51
Second Quarter	65.00	48.93
Third Quarter	63.98	40.52
Fourth Quarter	45.45	24.49

Stock Performance Graph

The following graph sets forth the cumulative return of our common stock during the five year period ended December 31, 2015, as compared to the cumulative return of the Standard & Poor’s 500 Stock Index (S&P 500) and the cumulative return of the Dow Jones Healthcare Index. The graph assumes an initial investment of $100 in our common stock and in each of the foregoing indices and the reinvestment of dividends where applicable. The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, future performance of our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Community Health Systems, Inc., the S&P 500 Index, and the Dow Jones US Health Care Index

The Company is a holding company which operates through its subsidiaries. Our Credit Facility and the indentures governing the senior and senior secured notes contain various covenants under which the assets of our subsidiaries are subject to certain restrictions relating to, among other matters, dividends and distributions, as referenced in the paragraph below.

With the exception of a special cash dividend of $0.25 per share paid by us in December 2012, historically, we have not paid any cash dividends. Subject to certain exceptions, our Credit Facility limits the ability of our subsidiaries to pay dividends and make distributions to us, and limits our ability to pay dividends and/or repurchase stock, to an amount not to exceed $200 million in the aggregate plus an additional $25 million in any particular year plus the aggregate amount of proceeds from the exercise of stock options. The indentures governing the senior and senior secured notes also restrict our subsidiaries from, among other matters, paying dividends and making distributions to us, which thereby limits our ability to pay dividends and/or repurchase stock. As of December 31, 2015, under the most restrictive test under these agreements (and subject to certain exceptions), we have approximately $318 million remaining available with which to pay permitted dividends and/or repurchase shares of our stock or our senior and senior secured notes.

On November 6, 2015, we adopted a new open market repurchase program for up to 10,000,000 shares of our common stock, not to exceed $300 million in repurchases. The new repurchase program will expire at the earliest of three years from the commencement date, when the maximum number of shares has been repurchased, or when the maximum dollar amount has been expended. During the year ended December 31, 2015, we repurchased and retired 532,188 shares at a weighted-average price of $27.31 per share.

On December 10, 2014, we adopted an open market repurchase program for up to 5,000,000 shares of our common stock, not to exceed $150 million in repurchases. This repurchase program expired on December 1, 2015. During the year ended December 31, 2015, we repurchased and retired the maximum 5,000,000 shares of our common stock authorized for repurchase under this program at a weighted-average price of $28.84 per share.

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

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(b)
October 1, 2015 - October 31, 2015	2,753	$42.79	-	5,000,000
November 1, 2015 - November 30, 2015	4,957,188	28.84	4,957,188	10,042,812
December 1, 2015 - December 31, 2015	576,372	27.46	575,000	9,467,812

Total	5,536,313	$28.70	5,532,188	9,467,812

(a)	Includes 4,125 shares withheld by us to satisfy the payment of tax obligations related to the vesting of restricted stock awards.

(b)	On November 6, 2015, we adopted a new open market repurchase program for up to 10,000,000 shares of our common stock, not to exceed $300 million in repurchases. The new repurchase program will expire on the earlier of November 5, 2018, when the maximum number of shares has been repurchased, or when the maximum dollar amount has been expended. During the three months ended December 31, 2015, we repurchased and retired 532,188 shares at a weighted-average price of $27.31 per share.

On December 10, 2014, we adopted an open market repurchase program for up to 5,000,000 shares of our common stock, not to exceed $150 million in repurchases. This repurchase program expired on December 1, 2015. During the three months ended December 31, 2015, we repurchased and retired the maximum 5,000,000 shares of our common stock authorized for repurchase under this program at a weighted-average price of $28.84 per share.

Item 6. Selected Financial Data

The following table summarizes specified selected financial data and should be read in conjunction with our related Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements. The amounts shown below have been adjusted for discontinued operations.

Community Health Systems, Inc.

Five Year Summary of Selected Financial Data

	Year Ended December 31,
	2015	2014	2013	2012	2011

	(in millions, except share and per share data)
Consolidated Statement of Income Data
Net operating revenues	$19,437	$18,639	$12,819	$12,833	$11,708
Income from operations	1,337	1,339	917	1,216	1,145
Income from continuing operations	295	260	242	358	343
Net income	259	203	217	346	278
Net income attributable to noncontrolling interests	101	111	76	80	76
Net income attributable to Community Health Systems, Inc. stockholders	158	92	141	266	202
Basic earnings (loss) per share attributable to Community Health Systems, Inc. common stockholders (1):
Continuing operations	$1.69	$1.33	$1.80	$3.11	$2.97
Discontinued operations	(0.31)	(0.51)	(0.27)	(0.13)	(0.73)

Net income	$1.38	$0.82	$1.52	$2.98	$2.24

Diluted earnings (loss) per share attributable to Community Health Systems, Inc. common stockholders (1):
Continuing operations	$1.68	$1.32	$1.77	$3.09	$2.95
Discontinued operations	(0.31)	(0.51)	(0.27)	(0.13)	(0.72)

Net income	$1.37	$0.82	$1.51	$2.96	$2.23

Weighted-average number of shares outstanding:
Basic	114,454,674	111,579,088	92,633,332	89,242,949	89,966,933
Diluted (2)	115,272,404	112,549,320	93,815,013	89,806,937	90,666,348
Consolidated Balance Sheet Data
Cash and cash equivalents	$184	$509	$373	$388	$130
Total assets	26,861	27,421	17,117	16,606	15,209
Long-term obligations	19,113	19,218	11,169	11,298	10,437
Redeemable noncontrolling interests in equity of consolidated subsidiaries	571	531	358	368	396
Community Health Systems, Inc. stockholders’ equity	4,019	4,003	3,068	2,731	2,397
Noncontrolling interests in equity of consolidated subsidiaries	86	80	64	65	67

(1)	Total per share amounts may not add due to rounding.
(2)	See Note 13 to the Consolidated Financial Statements, included in Item 8 of this Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read this discussion together with our Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements and “Selected Financial Data” included elsewhere in this Form 10-K.

Executive Overview

We are one of the largest publicly-traded hospital companies in the United States and a leading operator of general acute care hospitals in communities across the country. We provide healthcare services through the hospitals that we own and operate and affiliated businesses in non-urban and selected urban markets throughout the United States. We generate revenues by providing a broad range of general and specialized hospital healthcare services and other outpatient services to patients in the communities in which we are located. As of December 31, 2015, we owned or leased 194 hospitals included in continuing operations, comprised of 190 general acute care hospitals and four stand-alone rehabilitation or psychiatric hospitals. In addition to our hospitals and related businesses, we own and operate home care agencies, located primarily in markets where we also operate a hospital. Also, through our wholly-owned subsidiary, Quorum Health Resources, LLC, or QHR, we provide management and consulting services to non-affiliated general acute care hospitals located throughout the United States (QHR is part of our operations that we have announced will be included in our spin-off as noted below). For the hospitals and home care agencies that we own and operate, we are paid for our services by governmental agencies, private insurers and directly by the patients we serve. For our management and consulting services, we are paid by the non-affiliated hospitals utilizing our services.

On January 27, 2014, we and one of our wholly-owned subsidiaries completed the acquisition of Health Management Associates, Inc., or HMA, by acquiring through a merger all the outstanding shares of common stock of HMA, or HMA common stock, for approximately $7.3 billion, including the assumption of approximately $3.8 billion of indebtedness, consisting of a combination of cash and Parent Company common stock. During the years ended December 31, 2015 and 2014, we recognized approximately $1 million and $69 million of acquisition and integration expenses related to the HMA merger, respectively.

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

On August 3, 2015, we announced a plan to spin off 38 hospitals and Quorum Health Resources into Quorum Health Corporation, or QHC, an independent, publicly-traded corporation. The transaction, which would be effected through the distribution of QHC common stock to the Company’s shareholders, is intended to be tax free to the Company and its shareholders, and is expected to close in the first half of 2016. The completion of the spin-off is subject to, among other requirements, the effectiveness of QHC’s registration statement on Form 10, requisite regulatory approvals, execution of operational transition agreements, the receipt of opinions of tax, legal and valuation advisors (including as to the tax-free nature of the transaction), market conditions and final Board approval. QHC filed an Amendment No. 3 to Form 10 on December 4, 2015 (the Form 10 has not yet become effective), which filing contains information regarding the contemplated spin-off and the anticipated business of QHC. The Form 10 is available on the SEC’s website but is not incorporated by reference into this Form 10-K. There can be no assurance regarding the ultimate timing of the spin-off, or that it will be completed.

Operating results and statistical data for the year ended December 31, 2015, include information for the operations of the acquired HMA hospitals from January 27, 2014, the date of the HMA merger. Throughout this executive overview and management’s discussion and analysis, same-store operating results and statistical data for the year ended December 31, 2015 and 2014 includes the hospitals acquired in the HMA merger. For the hospitals acquired in the HMA merger, this same-store information reflects the periods from January 1 through December 31, 2015 and 2014, as if such hospitals were owned during both comparable periods. For all hospitals owned throughout both periods, the same-store operating results and statistical data reflects the indicated periods. In addition, the same-store comparisons exclude our hospitals that have previously been classified as discontinued operations for accounting purposes.

In addition, during the year ended December 31, 2015, we divested seven hospitals previously recorded in discontinued operations and one additional hospital. Two of these hospitals were required to be divested by the Federal Trade Commission as a condition of its approval of the HMA merger.

Our net operating revenues for the year ended December 31, 2015, increased $798 million to approximately $19.4 billion compared to approximately $18.6 billion for the year ended December 31, 2014. Our provision for bad debts increased to $3.127 billion, or 13.9% of operating revenues (before the provision for bad debts) for the year ended December 31, 2015, from $2.922 billion, or 13.6% of operating revenues (before the provision for bad debts) for the year ended December 31, 2014. Included in the increase to the provision for bad debts is a $169 million change in estimate recorded during the fourth quarter of 2015. This increase resulted from an increase in uncollectible accounts and other unfavorable trends noted during the fourth quarter. We believe the increase in uncollectible accounts is the result of slightly lower benefits from healthcare reform compared to what was previously estimated and a deterioration in the quality of certain categories of self-pay accounts being pursued for collection by our in-house collection agency. These specific categories of self-pay accounts include decreases in collections of deductibles and co-pays, increases in personal bankruptcies, and declines in the growth of scheduled time payments.

We had income from continuing operations before noncontrolling interests of $295 million during the year ended December 31, 2015, compared to $260 million for the year ended December 31, 2014. Income from continuing operations before noncontrolling interests for the year ended December 31, 2015 included an after-tax charge of $10 million for loss from early extinguishment of debt, $1 million after-tax expense for acquisition and integration expenses from the HMA merger, $3 million after-tax expense for government legal settlements for several qui tam matters settled in principle and related legal expenses, $41 million after-tax expense for the impairment of long-lived assets, an after-tax charge of $5 million from fair value adjustments related to the HMA legal proceedings, accounted for at fair value, underlying the CVR agreement and related legal expenses, an after-tax charge of $10 million related to costs incurred for the planned spin-off of QHC and $108 million after-tax charge related to the increase in the provision for bad debts as discussed above. Income from continuing operations before noncontrolling interests for the year ended December 31, 2014, included an after-tax charge of $45 million for loss from early extinguishment of debt, $43 million after-tax expense for acquisition and integration expenses from the HMA merger, an after-tax charge of $47 million for the acceleration of amortization on software to be abandoned, an after-tax charge of $25 million for impairment of software costs taken out of service, and an after-tax charge of $64 million for the government settlement and related costs in connection with the agreement in principle to settle claims at our New Mexico hospitals. These after-tax charges were partially offset by an after-tax income of $3 million from fair value adjustments, net of legal expenses, related to the HMA legal proceedings underlying the CVR agreement. Consolidated inpatient admissions for the year ended December 31, 2015, increased 1.7%, compared to the year ended December 31, 2014, and consolidated adjusted admissions for the year ended December 31, 2015, increased 3.5%, compared to the year ended December 31, 2014. Same-store inpatient admissions for the year ended December 31, 2015, decreased 1.8%, compared to the year ended December 31, 2014, and same-store adjusted admissions for the year ended December 31, 2015, increased 0.3%, compared to the year ended December 31, 2014.

Self-pay revenues represented approximately 12.3% and 13.0% for the years ended December 31, 2015 and 2014, respectively. During 2015, we experienced a decline in self-pay admissions and adjusted admissions resulting in a corresponding decline in self-pay revenues as a percentage of total net operating revenues. This decrease is reflective of an increase in Medicaid admissions and revenues, primarily in Medicaid expansion states, as a result of the implementation of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively, the Reform Legislation. The reduction in self-pay admissions and revenue was also experienced in non-expansion states, although to a lesser degree. The amount of foregone revenue related to providing charity care services as a percentage of net operating revenues was approximately 2.3% and 3.0% for the years ended December 31, 2015 and 2014, respectively. Direct and indirect costs incurred in providing charity care services were approximately 0.3% and 0.5% for the years ended December 31, 2015 and 2014, respectively.

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

As the number of persons with access to health insurance in the United States increases, there may be a resulting increase in the number of patients using our facilities who have health insurance coverage. We operate hospitals in eight of the 10 states that experienced the largest reductions in uninsured rates among adult residents between 2013 and 2015. Most of these states with the greatest reductions in the number of uninsured adult residents have established a health insurance exchange operated either by the state or in partnership with the federal government and also expanded Medicaid. However, states may opt out of the Medicaid coverage expansion provisions of the Reform Legislation without losing existing federal Medicaid funding. A number of states have opted out of the Medicaid coverage expansion provisions, but could ultimately decide to expand their programs at a later date. Of the 28 states in which we operate hospitals that are included in continuing operations, 15 states have taken action to expand their Medicaid programs, including Louisiana, which is expected to implement Medicaid coverage expansion at some point in 2016. At this time, the other 13 states have not, including Florida, Tennessee and Texas, where we operated a significant number of hospitals as of December 31, 2015. Some states that have opted out are evaluating options such as waiver plans to operate an alternative Medicaid expansion plan. Failure to expand Medicaid or implement an effective alternative in these states will likely have a negative impact on the goal of reducing the number of uninsured individuals.

We believe our hospitals are well positioned to participate in the provider networks of various qualified health plans, or QHPs, offering plan options on the health insurance exchanges created pursuant to the Reform Legislation. For the 2016 plan year, all of our hospitals in continuing operations have arrangements to participate in at least one health insurance exchange agreement, approximately 90% of our hospitals participate in two or more contracts, approximately 87% of our hospitals participate in the first or second lowest cost bronze plan networks (QHPs with a 60% actuarial value) and approximately 90% of our hospitals participate in the first or second lowest cost silver plan networks (QHPs with a 70% actuarial value).

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

The Reform Legislation includes provisions aimed at reducing fraud, waste and abuse in the healthcare industry. These provisions allocate significant additional resources to federal enforcement agencies and expand the use of private contractors to recover potentially inappropriate Medicare and Medicaid payments. The Reform Legislation amends several existing federal laws, including the anti-kickback statute and the False Claims Act, to make it easier for government agencies and private plaintiffs to prevail in lawsuits brought against healthcare providers. These amendments also make it easier for potentially severe fines and penalties to be imposed on healthcare providers that violate applicable laws and regulations.

We believe the expansion of private sector health insurance and Medicaid coverage will, over time, increase our reimbursement related to providing services to individuals who were previously uninsured, which should reduce our expense from uncollectible accounts receivable. The various provisions in the Reform Legislation that directly or indirectly affect reimbursement take effect over a number of years. In addition, we believe that the Reform Legislation had a positive impact on net operating revenues and income from continuing operations during 2014 and 2015 as the result of the expansion of private sector and Medicaid coverage that has already occurred from the Reform Legislation and we believe that the net impact of the Reform Legislation on our net operating revenues will continue to be positive. Other provisions of the Reform Legislation, such as requirements related to employee health insurance coverage, have increased and will continue to increase our operating costs.

Because of the many variables involved, including clarifications and modifications resulting from the rule-making process, legislative efforts to repeal or modify the law, future judicial interpretations resulting from court challenges to its constitutionality and interpretation, the development of agency guidance, whether and how many states ultimately decide to expand Medicaid coverage, the number of uninsured who elect to purchase health insurance coverage, budgetary issues at federal and state levels, and the potential for delays in the implementation of the Reform Legislation, it is difficult to predict the ultimate effect of the Reform Legislation. We may not be able to fully realize the positive impact the Reform Legislation may otherwise have on our business, results of operations, cash flow, capital resources and liquidity. Furthermore, we cannot predict whether we will be able to modify certain aspects of our operations to offset any potential adverse consequences from the Reform Legislation.

Payment under the Medicare program for physician services, which is based upon the Medicare Physician Fee Schedule, or MPFS, changed in April 2015 with the enactment of the Medicare Access and CHIP Reauthorization Act of 2015, or MACRA. The law effectively eliminated a payment reduction that was scheduled for physicians and other practitioners who treat Medicare patients. MACRA provides for a 0.5% update to the MPFS for each calendar year through 2019. In addition, MACRA requires the establishment of the Merit-Based Incentive Payment System, or MIPS, beginning in 2019, under which physicians will receive performance-based payment incentives or payment reductions based on their performance with respect to clinical quality, resource use, clinical improvement activities, and meaningful use of electronic health records. MIPS will consolidate certain existing physician incentive programs, and also requires CMS to provide, beginning in 2019, incentive payments for physicians and other eligible professionals that participate in alternative payment models, such as ACOs. In addition, MACRA extended the Medicare Inpatient Low Volume payment and Medicare Dependent Hospital programs to qualifying hospitals through September 30, 2017. If additional legislation is not passed to extend these Medicare hospital payment programs, we could experience a reduction in future reimbursement.

The federal government has implemented a number of regulations and programs designed to promote the use of electronic health records, or EHR, technology and pursuant to the Health Information Technology for Economic and Clinical Health Act, or HITECH, established requirements for a Medicare and Medicaid incentive payments program for eligible hospitals and professionals that adopt and meaningfully use certified EHR technology. These payments are intended to incentivize the meaningful use of EHR. Our hospital facilities have been implementing EHR technology on a facility-by-facility basis since 2011. We recognize incentive reimbursement related to the Medicare or Medicaid incentives as we are able to implement the certified EHR technology and meet the defined “meaningful use criteria,” and information from completed cost report periods is available from which to calculate the incentive reimbursement. The timing of recognizing incentive reimbursement does not correlate with the timing of recognizing operating expenses and incurring capital costs in connection with the implementation of EHR technology which may result in material period-to-period changes in our future results of operations.

As of October 1, 2014, eligible hospitals and, as of January 1, 2015, professionals that have not demonstrated meaningful use of certified EHR technology and have not applied and qualified for a hardship exception are subject to penalties. Eligible hospitals are subject to a reduced market basket update to the inpatient prospective payment system standardized amount as of 2015 and for each subsequent fiscal year. Eligible professionals are subject to a 1% per year cumulative reduction applied to the Medicare physician fee schedule amount for covered professional services, subject to a cap of 5%.

Although we believe that our hospital facilities were in compliance with the meaningful use standards during 2015, there can be no assurance that all of our facilities will remain in compliance and therefore not be subject to the HITECH penalty provisions. We recognized approximately $160 million, $259 million and $162 million during the years ended December 31, 2015, 2014 and 2013, respectively, for HITECH incentive reimbursements from Medicare and Medicaid related to certain of our hospitals and for certain of our employed physicians, which are presented as a reduction of operating expenses.

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

Acquisitions and Divestitures

On January 1, 2015, we sold Carolina Pines Regional Medical Center (116 licensed beds) in Hartsville, South Carolina and related outpatient services to Capella Healthcare for approximately $74 million in cash, which was received at the closing on December 31, 2014. This hospital was required to be divested by the Federal Trade Commission as a condition of its approval of the HMA merger.

On February 1, 2015, we sold Harris Hospital (133 licensed beds) in Newport, Arkansas and related healthcare services to White County Medical Center in Searcy, Arkansas for approximately $5 million in cash.

On March 1, 2015, we sold Riverview Regional Medical Center (281 licensed beds) in Gadsden, Alabama to Prime Healthcare Services, Inc. or Prime, for approximately $25 million in cash. This hospital was required to be divested by the Federal Trade Commission as a condition of its approval of the HMA merger.

On March 1, 2015, we sold Dallas Regional Medical Center (202 licensed beds) in Mesquite, Texas to Prime for approximately $25 million in cash.

On April 1, 2015, we sold Chesterfield General Hospital (59 licensed beds) in Cheraw, South Carolina and Marlboro Park Hospital (102 licensed beds) in Bennettsville, South Carolina and related outpatient services to M/C Healthcare, LLC for approximately $4 million in cash.

During the three months ended June 30, 2015, we finalized an agreement to terminate the lease and cease operations of Fallbrook Hospital (47 licensed beds) in Fallbrook, California. In agreeing to terminate the lease, we received approximately $3 million in cash from the Fallbrook Healthcare District, as the landlord, as consideration for certain operating assets of the hospital.

On July 31, 2015, we sold certain assets used in the operation of Payson Regional Medical Center (44 licensed beds) in Payson, Arizona, or Payson, to Banner Health for approximately $20 million in cash. We previously operated Payson under the terms of an operating lease with Mogollon Health Alliance, Inc., an Arizona nonprofit corporation, that expired on July 31, 2015. The lease termination and sale closed effective July 31, 2015. Pursuant to our adoption of Accounting Standards Update, or ASU, 2014-08, this divestiture does not meet the requirement for presentation in discontinued operations. Income from continuing operations for the year ended December 31, 2015 includes an impairment charge of approximately $6 million related to the write-off of the allocated reporting unit goodwill for this hospital.

Effective January 1, 2016, we sold Bartow Regional Medical Center (72 licensed beds) in Bartow Florida, and related outpatient services to BayCare Health Systems, Inc. for approximately $60 million in cash, which was received at the preliminary closing on December 31, 2015.

Effective February 1, 2016, we sold Lehigh Regional Medical Center (88 licensed beds) in Lehigh Acres, Florida, and related outpatient services to Prime for approximately $11 million in cash.

During 2015, we paid approximately $51 million to acquire the operating assets and related businesses of certain physician practices, clinics and other ancillary businesses that operate within the communities served by our hospitals. In connection with these acquisitions, we allocated approximately $19 million of the consideration paid to property and equipment and net working capital, and the remainder, approximately $39 million consisting of intangible assets that do not qualify for separate recognition, was allocated to goodwill. The value of the noncontrolling interest acquired in these acquisitions was $7 million.

Sources of Revenue

The following table presents the approximate percentages of operating revenues, net of contractual allowances and discounts (but before provision for bad debts), by payor source for the periods indicated. The data for the periods presented are not strictly comparable due to the effect that hospital acquisitions have had on these statistics.

	Year Ended December 31,
	2015	2014	2013
Medicare	24.1%	24.7%	24.8%
Medicaid	11.2	10.8	9.7
Managed Care and other third-party payors	52.4	51.5	51.9
Self-pay	12.3	13.0	13.6

Total	100.0%	100.0%	100.0%

As shown above, we receive a substantial portion of our revenues from the Medicare and Medicaid programs. Included in Managed Care and other third-party payors is operating revenues from insurance companies with which we have insurance provider contracts, Medicare managed care, insurance companies for which we do not have insurance provider contracts, workers’ compensation carriers and non-patient service revenue, such as rental income and cafeteria sales. In the future, we generally expect revenues received from the Medicare and Medicaid programs to increase due to the general aging of the population. In addition, the Reform Legislation has increased and is expected to continue to increase the number of insured patients in states that have expanded Medicaid, which in turn, has reduced and is expected to continue to reduce the percentage of revenues from self-pay patients. The Reform Legislation, however, imposes significant reductions in amounts the government pays Medicare managed care plans. The trend toward increased enrollment in Medicare managed care may adversely affect our operating revenue growth. Other provisions in the Reform Legislation impose minimum medical-loss ratios and require insurers to meet specific benefit requirements. Furthermore, in the normal course of business, managed care programs, insurance companies and employers actively negotiate the amounts paid to hospitals. The trend toward increased enrollment in managed care may adversely affect our operating revenue growth. There can be no assurance that we will retain our existing reimbursement arrangements or that these third-party payors will not attempt to further reduce the rates they pay for our services.

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-based reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for the treatment of patients covered by Medicare, Medicaid and non-governmental payors are generally less than the standard billing rates. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues and net income by an insignificant amount in each of the years ended December 31, 2015, 2014 and 2013.

The payment rates under the Medicare program for hospital inpatient and outpatient acute care services are based on a prospective payment system, depending upon the diagnosis of a patient’s condition. These rates are indexed for inflation annually, although increases have historically been less than actual inflation. On August 17,

2015, CMS published the final rule to increase this index by 2.4% for hospital inpatient acute care services that are reimbursed under the prospective payment system, beginning October 1, 2015. The final rule also makes other payment adjustments that, coupled with the 0.8% reduction for documentation and coding, a 0.5% multifactor productivity reduction, and a 0.2% reduction to hospital inpatient rates implemented pursuant to the Reform Legislation, yielded an estimated net 0.9% increase in reimbursement for hospitals. For fiscal year 2016, an additional reduction applies to hospitals that do not submit required patient quality data. We are complying with this data submission requirement.

Payments may also be affected by admission and medical review criteria for inpatient services commonly known as the “two midnight rule.” Under the rule, for admissions on or after October 1, 2013, services to Medicare beneficiaries are only payable as inpatient hospital services when there is a reasonable expectation that the hospital care is medically necessary and will be required across two midnights, absent unusual circumstances. Stays expected to need less than two midnights of hospital care are subject to medical review on a case-by-case basis. Enforcement through Recovery Audit Contractor audits is expected to begin in 2016. Reductions in the rate of increase or overall reductions in Medicare reimbursement may cause a decline in the growth of our net operating revenues.

Currently, several states utilize supplemental reimbursement programs for the purpose of providing reimbursement to providers to offset a portion of the cost of providing care to Medicaid and indigent patients. These programs are designed with input from CMS and are funded with a combination of state and federal resources, including, in certain instances, fees or taxes levied on the providers. Similar programs are also being considered by other states. The programs are generally authorized for a specified period of time and require CMS’s approval to be extended. CMS has indicated that it will take into account a state’s status with respect to expanding its Medicaid program in considering whether to extend these supplemental programs. We are unable to predict whether or on what terms CMS will extend the supplemental programs in the states in which we operate, including Texas. Some of these programs are scheduled to expire in 2016. As a result of existing supplemental programs, we recognize revenue and related expenses in the period in which amounts are estimable and collection is reasonably assured. Reimbursement under these programs is reflected in net operating revenues and included as Medicaid revenue in the table above, and fees, taxes or other program related costs are reflected in other operating expenses.

Results of Operations

Our hospitals offer a variety of services involving a broad range of inpatient and outpatient medical and surgical services. These include general acute care, emergency room, general and specialty surgery, critical care, internal medicine, obstetrics, diagnostic services, psychiatric and rehabilitation services. The strongest demand for hospital services generally occurs during January through April and the weakest demand for these services occurs during the summer months. Accordingly, eliminating the effect of new acquisitions, our net operating revenues and earnings are historically highest during the first quarter and lowest during the third quarter. Same-store operating results include the hospitals acquired in the HMA merger. For the hospitals acquired in the HMA merger, the same-store information for the years ended December 31, 2015 and 2014 reflects the periods from January 1 through December 31, 2015 and 2014, as if such hospitals were owned during both comparable periods. For all hospitals owned throughout both periods, the same-store information reflects the indicated periods. The same-store information reflected below does not reflect the application of purchase accounting adjustments as if the HMA merger had been completed on January 1, 2014. Therefore, this information is not intended to present pro forma information prepared under the guidelines of Articles 3-05 and 11 of the Securities and Exchange Commission. However, management believes the information provides investors with useful information about hospital admissions, adjusted admissions and net operating revenues had the HMA facilities been owned for the indicated periods. This same-store information for the hospitals acquired in the HMA merger for the period from January 1 through December 31, 2014 is non-GAAP financial information and may not be comparable to the information provided for the comparable 2015 period due to the aforementioned purchase accounting adjustments not having been applied.

The following tables summarize, for the periods indicated, selected operating data.

	Year Ended December 31,
	2015	2014	2013
Consolidated:
Net operating revenues	100.0%	100.0%	100.0%
Operating expenses (a)	(86.8)	(86.3)	(86.7)
Depreciation and amortization	(6.0)	(6.3)	(6.0)
Impairment of long-lived assets	(0.3)	(0.2)	(0.1)

Income from operations	6.9	7.2	7.2
Interest expense, net	(5.0)	(5.3)	(4.8)
Loss from early extinguishment of debt	(0.1)	(0.4)	-
Equity in earnings of unconsolidated affiliates	0.3	0.3	0.3

Income from continuing operations before income taxes	2.1	1.8	2.7
Provision for income taxes	(0.6)	(0.4)	(0.8)

Income from continuing operations	1.5	1.4	1.9
Loss from discontinued operations, net of taxes	(0.2)	(0.3)	(0.2)

Net income	1.3	1.1	1.7
Less: Net income attributable to noncontrolling interests	(0.5)	(0.6)	(0.6)

Net income attributable to Community Health Systems, Inc. stockholders	0.8%	0.5%	1.1%

	Year Ended December 31,
	2015	2014
Percentage increase (decrease) from same period prior year:
Net operating revenues	4.3%	45.4%
Admissions	1.7	43.7
Adjusted admissions (b)	3.5	47.3
Average length of stay	-	-
Net income attributable to Community Health Systems, Inc. (c)	71.7	(34.8)
Same-store percentage increase (decrease) from same period prior year (d):
Net operating revenues	2.4%	1.2%
Admissions	(1.8)	(4.2)
Adjusted admissions (b)	0.3	(0.9)

(a)	Operating expenses include salaries and benefits, supplies, other operating expenses, government settlement and related costs, electronic health records incentive reimbursement and rent.
(b)	Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by multiplying admissions by gross patient revenues and then dividing that number by gross inpatient revenues.
(c)	Includes loss from discontinued operations.
(d)	The year ended December 31, 2014 includes former HMA hospitals for the period from January 1 through December 31, 2014, as if such hospitals were owned during both comparable periods. For all hospitals owned throughout both periods, the same-store information reflects the indicated periods. The same-store information reflected below does not reflect the application of purchase accounting adjustments as if the HMA merger had been completed on January 1, 2014. In addition, same-store comparisons exclude our hospitals that have previously been classified as discontinued operations for accounting purposes.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Net operating revenues increased by 4.3% to approximately $19.4 billion for the year ended December 31, 2015, from approximately $18.6 billion for the year ended December 31, 2014. Our provision for bad debts increased to $3.127 billion, or 13.9% of operating revenues (before the provision for bad debts) for the year ended December 31, 2015, from $2.922 billion, or 13.6% of operating revenues (before the provision for bad debts) for the year ended December 31, 2014. During the fourth quarter of 2015, we noted that two key indicators analyzed as part of the estimate for the allowance for doubtful accounts – cash collections as a percentage of trailing twelve months revenue and days revenue outstanding – had trended unfavorably since the end of the third quarter. We also updated our analysis of historical collection rates utilized in the estimate for the allowance for doubtful accounts, which revealed a deterioration in overall collectability of accounts receivable. As a result, we refined our estimate of the allowance for doubtful accounts and recorded an increase to the provision for bad debts, which has been accounted for as a change in estimate during the fourth quarter of 2015. We believe the increase in uncollectible accounts is the result of slightly lower benefits from healthcare reform compared to what was previously estimated and a deterioration in the quality of certain categories of self-pay accounts being pursued for collection by our in-house collection agency. These specific categories of self-pay accounts include decreases in collections of deductibles and co-pays, increases in personal bankruptcies, and declines in the growth of scheduled time payments.

The $798 million increase in net operating revenues included $404 million of revenues related to the operations of the hospitals acquired in the HMA merger due to having an additional 26 days of operations for such hospitals during the year ended December 31, 2015. In addition, net operating revenues from same-store hospitals, excluding hospitals acquired in the HMA merger, increased $434 million. These increases in revenue were offset by a decrease of $40 million in revenue related to non-same-store net operating revenue, primarily from the other four hospitals acquired in 2014 and impacted by the change in estimate of the provision for bad debts discussed above. On a same-store basis, net operating revenue increased 2.4% during the year ended December 31, 2015 as compared to the year ended December 31, 2014. The increase in same-store net operating revenues was attributable to favorable changes in payor mix with corresponding reductions in charity care and self-pay discounts as a percentage of revenue. On a consolidated basis, inpatient admissions increased by 1.7% and adjusted admissions increased by 3.5% during the year ended December 31, 2015 as compared to the year ended December 31, 2014. On a same-store basis, net operating revenues per adjusted admissions increased 2.1%, while inpatient admissions decreased by 1.8% and adjusted admissions increased by 0.3% during the year ended December 31, 2015 as compared to the year ended December 31, 2014.

Operating expenses as a percentage of net operating revenues increased from 92.8% during the year ended December 31, 2014 to 93.1% during the year ended December 31, 2015. Operating expenses, excluding depreciation and amortization and impairment of long-lived assets, as a percentage of net operating revenues, increased from 86.3% for the year ended December 31, 2014 to 86.8% for the year ended December 31, 2015. Salaries and benefits, as a percentage of net operating revenues, increased from 46.2% for the year ended December 31, 2014 to 46.3% for the year ended December 31, 2015. This increase in salaries and benefits, as a percentage of net operating revenues, was primarily due to annual merit increases and increases in physician employment, offset by increased productivity during 2015. Supplies, as a percentage of net operating revenues, increased from 15.4% for the year ended December 31, 2014 to 15.7% for the year ended December 31, 2015, primarily as a result of an increase in drug costs over the prior year. Other operating expenses, as a percentage of net operating revenues, decreased from 23.3% for the year ended December 31, 2014 to 23.2% for the year ended December 31, 2015. This decrease in other operating expenses, as a percentage of net operating revenues, was primarily due to decreases in expenses related to achieving meaningful use compliance and acquisition and integration-related expenses, primarily related to the HMA merger. Government settlement and related costs, as a percentage of net revenues, was 0.5% for the year ended December 31, 2014. There was a nominal amount of government settlement and related costs for the year ended December 31, 2015. Rent, as a percentage of net operating revenues, increased from 2.3% for the years ended December 31, 2014 to 2.4% for the year ended December 31, 2015.

EHR incentive reimbursements represent those incentives under HITECH for which the recognition criterion has been met. We recognized approximately $160 million and $259 million of incentive reimbursements, or 0.8% and 1.4% of net operating revenues, for the years ended December 31, 2015 and 2014, respectively. We received cash payments of $75 million and $253 million for these incentives during the years ended December 31, 2015 and 2014, respectively. No deferred revenue was recorded as of December 31, 2015 and $81 million was recorded as deferred revenue as of December 31, 2014, as all criteria for gain recognition had not been met at that date.

Depreciation and amortization as a percentage of net operating revenues, which for the year ended December 31, 2014 includes $75 million of amortization expense recognized for software to be abandoned, decreased from 6.3% for the year ended December 31, 2014 to 6.0% for the year ended December 31, 2015. This decrease was due primarily to the shortening of the remaining useful life of software that was previously in use and impaired during the year ended December 31, 2014.

Impairment for long-lived assets increased by $27 million to $68 million in the year ended December 31, 2015 compared to $41 million for the year ended December 31, 2014. Included in this $68 million amount was an impairment charge of approximately $6 million related to the reporting unit goodwill allocated to one hospital sold during the year ended December 31, 2015 and $62 million related to the impairment of certain long-lived assets for several smaller hospitals recorded in the quarter ended December 31, 2015. These hospitals were identified as having permanent indicators of impairment due to a history of negative operating results and declining volumes, resulting in a decline in projections of future cash flows and estimated fair values. During the year ended December 31, 2014, in connection with the HMA merger, we further analyzed our intangible assets related to internal-use software used in certain of our hospitals for patient and clinical systems, including software required to meet criteria for meaningful use attestation and ICD-10 compliance. This analysis resulted in management reassessing its usage of certain software products and rationalizing that, with the addition of the HMA hospitals in the first quarter of 2014, those software applications were going to be discontinued and replaced with new applications that better integrate meaningful use and ICD-10 compliance, are more cost effective and can be implemented at a greater efficiency of scale over future implementations. Because of this decision by management, an impairment charge of approximately $24 million was recorded during the year ended December 31, 2014. In addition, an impairment of $17 million was recorded during the year ended December 31, 2014 on certain long-lived assets at two of our smaller hospitals due to a reduction in volumes in recent years resulting in a decline in projections of future cash flows and estimated fair values, and one hospital because of our decision to cease operating as an acute care hospital.

Interest expense, net, increased by $1 million to $973 million for the year ended December 31, 2015 compared to $972 million for the year ended December 31, 2014, primarily due to an increase in our average outstanding debt during the year ended December 31, 2015, which was primarily due to the additional debt incurred at the end of January 2014 to acquire HMA, which resulted in an increase in interest expense of $64 million. This increase was offset by a decrease in interest expense of $57 million, which resulted from a decrease in interest rates during the year ended December 31, 2015, compared to the same period in 2014, and a decrease in interest expense of $6 million as a result of more interest being capitalized during the year ended December 31, 2015, as compared to the same period in 2014, due to the growth in major construction projects in the current year.

A loss from early extinguishment of debt of $16 million was recognized during the year ended December 31, 2015 resulting from the repayment of certain outstanding term loans as part of the amendment of the Credit Facility. The loss from early extinguishment of debt of $73 million was recognized during the year ended December 31, 2014 resulting from the repayment of the term loans due 2014 as part of the refinancing in the first quarter of 2014.

Equity in earnings of unconsolidated affiliates, as a percentage of net operating revenues, remained consistent at 0.3% for both the years ended December 31, 2015 and 2014.

The net results of the above mentioned changes resulted in income from continuing operations before income taxes increasing $69 million from $342 million for the year ended December 31, 2014 to $411 million for the year ended December 31, 2015.

Provision for income taxes from continuing operations increased from $82 million for the year ended December 31, 2014 to $116 million for the year ended December 31, 2015 due to the increase in income from continuing operations before income taxes. Our effective tax rates were 28.4% and 23.8% for the years ended December 31, 2015 and 2014, respectively. The increase in the Company’s effective tax rate for the year ended December 31, 2015 when compared to the year ended December 31, 2014 was primarily related to a disproportionate substantial increase in income from continuing operations before income taxes, when compared to a decrease in net income attributable to noncontrolling interests for those same periods, which is not tax affected in our consolidated financial statements. Including the expense related to income attributable to noncontrolling interests, the effective tax rate for the years ended December 31, 2015 and 2014 would have been 37.6% and 35.5%, respectively.

Income from continuing operations, as a percentage of net operating revenues, increased from 1.4% for the year ended December 31, 2014 to 1.5% for the year ended December 31, 2015.

Discontinued operations for these periods include the results of operations of certain hospitals owned or leased by us as of December 31, 2015 and 2014, which were classified as being held for sale or sold. The operation of these hospitals resulted in a loss, net of taxes, of $27 million included in discontinued operations during the year ended December 31, 2015, compared to a loss, net of taxes, of $7 million included in discontinued operations during the year ended December 31, 2014. An after-tax impairment charge of $5 million was recorded during the year ended December 31, 2015, based on the difference between the estimated fair value and the carrying value of the assets held for sale, including an allocation of reporting unit goodwill, compared to an impairment charge of $50 million during the year ended December 31, 2014. In addition, a loss on the sale of hospitals, net of tax, of $4 million was recorded for the year ended December 31, 2015. There was no loss on sale of hospitals during the year ended December 31, 2014. Overall, discontinued operations during the year ended December 31, 2015, consisted of a loss, net of taxes, of $36 million, compared to a loss, net of taxes, of $57 million during the year ended December 31, 2014.

Net income, as a percentage of net operating revenues, increased from 1.1% for the year ended December 31, 2014 to 1.3% for the year ended December 31, 2015.

Net income attributable to noncontrolling interests, as a percentage of net operating revenues, decreased from 0.6% for the year ended December 31, 2014 to 0.5% for the year ended December 31, 2015.

Net income attributable to Community Health Systems, Inc. was $158 million for the year ended December 31, 2015 compared to $92 million for the year ended December 31, 2014. The increase in net income attributable to Community Health Systems, Inc. is primarily due to a decrease in the amortization of software to be abandoned, the government settlement and other related costs, loss from early extinguishment of debt and discontinued operations, as a percentage of net operating revenues, as discussed above.

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

Operating expenses as a percentage of net operating revenues remained consistent at 92.8% during both of the years ended December 31, 2013 and 2014. Operating expenses, excluding depreciation and amortization and impairment of long-lived assets, as a percentage of net operating revenues, decreased from 86.7% in 2013 to 86.3% in 2014. Salaries and benefits, as a percentage of net operating revenues, decreased from 47.6% in 2013 to 46.2% in 2014. This decrease in salaries and benefits, as a percentage of net operating revenues, was primarily due to elimination of certain of HMA’s corporate overhead costs and productivity improvement from integrating HMA into our operations during 2014. Supplies, as a percentage of net operating revenues, remained consistent at 15.4% for the years ended December 31, 2014 and 2013. Other operating expenses, as a percentage of net operating revenues, increased from 22.0% in 2013 to 23.3% in 2014. This increase in other operating expenses, as a percentage of net operating revenues, was primarily due to increases in expenses related to achieving meaningful use compliance and acquisition and integration-related expenses, primarily related to the HMA merger. Government settlement and related costs, as a percentage of net revenues, decreased from 0.8% in 2013 to 0.5% in 2014. Rent, as a percentage of net operating revenues, increased from 2.2% in 2013 to 2.3% in 2014.

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

In connection with the HMA merger, we further analyzed our intangible assets related to internal-use software used in certain of our hospitals for patient and clinical systems, including software required to meet criteria for meaningful use attestation and ICD-10 compliance. This analysis resulted in management reassessing its usage of certain software products and rationalizing that, with the addition of the HMA hospitals in the first quarter of 2014, those software applications were going to be discontinued and replaced with new applications that better integrate meaningful use and ICD-10 compliance, are more cost effective and can be implemented at a greater efficiency of scale over future implementations. Because of this decision by management of the Company, an impairment charge of approximately $24 million was recorded during the year ended December 31, 2014. In addition, an impairment of $17 million was recorded during the year ended December 31, 2014 on certain long-lived assets at two of our smaller hospitals due to a reduction in volumes in recent years resulting in a decline in projections of future cash flows and estimated fair values, and one hospital because of our decision to cease operating as an acute care hospital. An impairment of $12 million was recorded during the year ended December 31, 2013 on certain long-lived assets at four of our smaller hospitals primarily due to experiencing a sustained increase in uncompensated care and reduction in volume during the year resulting in a decline in projections of future cash flows and estimated fair values.

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

Liquidity and Capital Resources

2015 Compared to 2014

Net cash provided by operating activities decreased $694 million, from approximately $1.6 billion for the year ended December 31, 2014 to approximately $921 million for the year ended December 31, 2015. The decrease in cash provided by operating activities was primarily the result of higher cash outflows for compensation liabilities, which was impacted by having an additional payroll period in 2015 compared to 2014 (27 pay periods compared to 26 pay periods), an increase in cash outflow related to the timing of payments on accounts payable, an increase in cash payments for legal settlements that were accrued in the prior year, an increase in interest paid based on the timing of scheduled interest payments, a reduction in tax refunds received in excess of taxes paid, and a decrease in the amount of cash received for HITECH incentive reimbursement. These decreases in cash flow were partially offset by a net improvement in accounts receivable compared to the prior year. Total cash paid for interest during the year ended December 31, 2015 increased to approximately $925 million compared to $831 million for the year ended December 31, 2014, which is related to the timing of additional interest payments made in 2015 for the debt financing in January 2014 for the acquisition of HMA. Approximately $12 million was paid for income taxes for the year ended December 31, 2015, compared to a net tax refund of $180 million for the year ended December 31, 2014, where such decreases is related to the timing and recognition of net operating losses in the prior year. Included in net cash provided by operating activities for the year ended December 31, 2015 was $75 million of cash received for HITECH incentive reimbursements, compared to $253 million received for the year ended December 31, 2014.

The cash used in investing activities decreased $3.3 billion, from approximately $4.4 billion for the year ended December 31, 2014 to approximately $1.1 billion for the year ended December 31, 2015. The decrease in cash used in investing activities was primarily due to a decrease in cash paid for acquisitions of facilities and other related equipment of $3.0 billion as a result of the acquisition of HMA during the year ended December 31, 2014, compared to no hospital acquisitions during the year ended December 31, 2015, as well as an increase in 2015 in proceeds from the disposition of hospitals and other ancillary operations of $67 million, a decrease in the net impact of the purchases and sales of available-for-sale securities of $28 million and a decrease in cash used for other investments (primarily from internal-use software expenditures) of $306 million for the year ended December 31, 2015. These decreases were offset by a decrease in proceeds from the sale of property and equipment of $35 million and an increase in the cash used for the purchase of property and equipment of $100 million. Included in cash outflows for other investments for the year ended December 31, 2015 is approximately $19 million of capital expenditures related to the purchase and implementation of certified EHR technology, including implementation of Cerner software at several hospital locations. The remaining cash outflows for other investments for the year ended December 31, 2015 consists primarily of purchases and development of other internal-use software and payments made under non-employee physician recruiting agreements of $186 million. We anticipate being able to fund future routine capital expenditures with cash flows generated from operations.

Our net cash used by financing activities was $195 million for the year ended December 31, 2015, compared to net cash provided by financing activities of $2.9 billion for the year ended December 31, 2014. The decrease in cash provided by financing activities, in comparison to the prior year, is primarily due to a reduction in our long-term borrowings and issuance of long-term debt totaling $8.2 billion, which was mostly offset by a reduction in the repayments of our long-term debt of $4.9 billion, all of which was impacted by the financing transactions in 2014 related to the HMA merger. We also experienced a decrease in the proceeds from the exercise of stock options of $40 million and an increase in cash paid to repurchase stock of $150 million. These decreases were offset by a reduction in cash paid for deferred financing costs and other debt-related costs of $246 million and a reduction in cash paid for the redemption of noncontrolling investments in joint ventures of $122 million.

The table below sets forth additional detail about our upcoming cash obligations and a further discussion of our existing Credit Facility is set out under the section “Capital Resources” in Item 7 of this Form 10-K. We do not anticipate the need to use funds currently available under our Credit Facility for purposes of funding our operations, although these funds could be used for the purpose of making further acquisitions or for restructuring our existing debt. Furthermore, we anticipate we will remain in compliance with our debt covenants during 2016.

As described in Notes 7, 10 and 17 of the Notes to Consolidated Financial Statements, at December 31, 2015, we had certain cash obligations, which are due as follows (in millions):

					2022
	Total	2016	2017-2019	2020-2021	and thereafter
Long-term debt	$7,307	$187	$4,301	$62	$2,757
8% Senior Notes due 2019	2,000	-	2,000	-	-
7 1⁄8% Senior Notes due 2020	1,200	-	-	1,200	-
5 1⁄8% Senior Secured Notes due 2018	1,600	-	1,600	-	-
5 1⁄8% Senior Secured Notes due 2021	1,000	-	-	1,000	-
6 7⁄8% Senior Notes due 2022	3,000	-	-	-	3,000
Receivables facility	700	-	700	-	-

Total long-term debt	16,807	187	8,601	2,262	5,757
Interest on credit facility, notes and receivables facility (1)	3,827	848	2,295	667	17
Capital lease obligations, including interest	384	48	76	30	230
Operating leases	1,102	288	504	149	161
Replacement facilities and other capital commitments (2)	382	101	274	4	3
Open purchase orders (3)	646	509	137	-	-
Liability for uncertain tax positions, including interest and penalties	7	-	6	-	1

Total	$23,155	$1,981	$11,893	$3,112	$6,169

(1)	Estimate of interest payments assumes the interest rates at December 31, 2015 remain constant during the period presented for our credit facility and our receivables facility, which are variable rate debt. The interest rate used to calculate interest payments for our credit facility was the London Interbank Offered Rate, or LIBOR, as of December 31, 2015 plus the applicable spread. The 8% Senior Notes are fixed at an interest rate of 8% per annum. The 7 1⁄8% Senior Notes are fixed at an interest rate of 7.125% per annum. The 5 1⁄8% Senior Secured Notes due 2018 and 2021 are fixed at an interest rate of 5.125% per annum. The 6 7⁄8% Senior Notes are fixed at an interest rate of 6.875% per annum.

(2)	Pursuant to hospital purchase agreements in effect as of December 31, 2015, we have commitments to build one replacement facility and the following capital commitments. As part of an acquisition in 2012, we agreed to build a replacement hospital in York, Pennsylvania, by July 2017. Construction costs, including equipment costs, for this replacement facility is currently estimated to be approximately $125 million, of which approximately $5 million has been incurred to date. In addition, under other purchase agreements, we have committed to spend approximately $516 million for costs such as capital improvements, equipment, selected leases and physician recruiting. These commitments are required to be fulfilled generally over a five to seven year period after acquisition. Through December 31, 2015, we have incurred approximately $254 million related to these commitments.

(3)	Open purchase orders represent our commitment for items or services ordered but not yet received.

At December 31, 2015, we had issued letters of credit primarily in support of potential insurance related claims and specified outstanding bonds of approximately $66 million.

Our debt as a percentage of total capitalization remained consistent at 81% at both December 31, 2015 and 2014.

2014 Compared to 2013

Net cash provided by operating activities increased $526 million, from approximately $1.1 billion for the year ended December 31, 2013 to approximately $1.6 billion for the year ended December 31, 2014. The $1.6 billion of cash flows from operations includes the cash payments of approximately $207 million related to payments associated with the acquisition and integration of HMA and payments related to government settlements, net of tax, which we do not consider part of our recurring operations. The increase in cash provided by operating activities is a result of the net impact of the decline in net income of $14 million, offset by a $404 million increase to depreciation and amortization and an increase of $145 million in the non-cash charges to income primarily related to the loss from early extinguishment of debt, the impairment of long-lived assets and hospitals sold or held for sale, and the charge in connection with the agreement in principle to settle claims at our New Mexico hospitals and related costs. Cash from operating activities also had a decline in working capital items of approximately $22 million, net of the effect of acquired balances from the HMA merger and other acquisitions and divestitures. Total cash paid for interest during the year ended December 31, 2014 was approximately $831 million and approximately $180 million was received as net refunds for income taxes. Included in net cash provided by operating activities for the year ended December 31, 2014 is $253 million of cash received for HITECH incentive reimbursements, compared to $203 million for the year ended December 31, 2013.

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

Capital Expenditures

Cash expenditures for purchases of facilities were $57 million in 2015, $3.1 billion in 2014 and $44 million in 2013. Our expenditures during the years ended December 31, 2015 and 2013 were primarily related to the purchase of physician practices and other ancillary services. Our expenditures in 2014 were primarily related to the purchase price paid by us in the acquisition of HMA (which owned and operated 71 hospitals at the time of the completion of the HMA merger), the acquisition of four additional hospitals, and the purchase of several surgery centers, physician practices and other ancillary services.

Excluding the cost to construct replacement hospitals, our cash expenditures for routine capital for 2015 totaled $830 million compared to $733 million in 2014 and $552 million in 2013. These capital expenditures related primarily to the purchase of additional equipment, minor renovations and information systems infrastructure. Costs to construct replacement hospitals totaled $123 million in 2015, $120 million in 2014, and $62 million in 2013. The costs to construct replacement hospitals for the years ended December 31, 2015, 2014 and 2013 represent both planning and construction costs for two replacement hospitals in York, Pennsylvania and Birmingham, Alabama. Completion of the replacement hospital, Grandview Medical Center in Birmingham, Alabama, and transfer of all operations was completed on October 10, 2015.

Pursuant to a hospital purchase agreement in effect as of December 31, 2015, we have committed to build a replacement facility in York, Pennsylvania by July 2017. Construction costs, including equipment costs, for the York replacement facility are currently estimated to be approximately $125 million. We expect total capital expenditures of approximately $800 billion to $950 billion in 2016 (which includes amounts that are required to be expended pursuant to the terms of hospital purchase agreements), including approximately $770 million to $900 billion for renovation and equipment cost and approximately $30 million to $50 million for construction and equipment cost of the replacement hospital in York, Pennsylvania.

Capital Resources

Net working capital was approximately $2.1 billion at December 31, 2015, compared to $2.0 billion at December 31, 2014, an increase of $117 million, primarily the result of an increase in patient accounts receivable, decreases in accounts payable, accrued interest and employee compensation liabilities, and partially offset by decreases in cash.

We have senior secured financing under a credit facility with a syndicate of financial institutions led by Credit Suisse, as administrative agent and collateral agent. In connection with the HMA merger, we and CHS/Community Health Systems, Inc., or CHS, entered into a third amendment and restatement of its Credit Facility, providing for additional financing and recapitalization of certain of our term loans, including (i) the replacement of the revolving credit facility with a new $1.0 billion revolving facility maturing in 2019, or Revolving Facility, (ii) the addition of a new $1.0 billion Term A facility due 2019, or the Term A Facility, (iii) a Term D facility in an aggregate principal amount equal to approximately $4.6 billion due 2021 (which included certain term C loans that were converted into such Term D facility (collectively, the Term D Facility)), (iv) the conversion of certain term C loans into Term E Loans and the borrowing of new Term E Loans in an aggregate principal amount of approximately $1.7 billion due 2017 and (v) the addition of flexibility commensurate with the our post-acquisition structure. In addition to funding a portion of the consideration in connection with the HMA merger, some of the proceeds of the Term A Facility and Term D Facility were used to refinance the outstanding $637 million existing term A facility due 2016 and the $60 million of term B loans due 2014, respectively. The Revolving Facility includes a subfacility for letters of credit. On March 9, 2015, CHS entered into Amendment No. 1 and Incremental Term Loan Assumption Agreement to refinance the existing Term E Loans due 2017 into Term F Loans due 2018, in an original aggregated principal amount of $1.7 billion. On May 18, 2015, CHS entered into an Incremental Term Loan Assumption Agreement to provide for a new $1.6 billion incremental Term G facility and a new approximately $2.9 billion incremental Term H facility. The proceeds of the Term G facility and Term H facility were used to repay the Company’s existing Term D facility in full.

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

The Credit Facility contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting our and our subsidiaries’ ability, subject to certain exception, to, among other things, (1) declare dividends, make distributions or redeem or repurchase capital stock, (2) prepay, redeem or repurchase other debt, (3) incur liens or grant negative pledges, (4) make loans and investments and enter into acquisitions and joint ventures, (5) incur additional indebtedness or provide certain guarantees, (6) make capital expenditures, (7) engage in mergers, acquisitions and asset sales, (8) conduct transactions with affiliates, (9) alter the nature of our businesses, (10) grant certain guarantees with respect to physician practices, (11) engage in sale and leaseback transactions or (12) change our fiscal year. We and our subsidiaries are also required to comply with specified financial covenants (consisting of a maximum secured net leverage ratio and an interest coverage ratio) and various affirmative covenants. We were in compliance with all such covenants at December 31, 2015.

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

As of December 31, 2015, the availability for additional borrowings under our Credit Facility, after taking into account the $159 million outstanding at that date, was $841 million pursuant to the Revolving Facility, of which $66 million was set aside for outstanding letters of credit. We believe that these funds, along with internally generated cash and continued access to the bank credit and capital markets, will be sufficient to finance future acquisitions, capital expenditures and working capital requirements during the next 12 months.

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

The 6  7⁄8% Senior Notes are senior unsecured obligations of CHS and are guaranteed on a senior basis by the Parent Company, CHS and certain of CHS’s subsidiaries. The 6  7⁄8% Senior Notes mature on February 1, 2022, and bear interest at a rate of 6.875% per annum, payable semi-annually in arrears in cash on February 1 and August 1 of each year, beginning on August 1, 2014. CHS is entitled to redeem some, or all, of the 6  7⁄8% Senior Notes at any time on or after February 1, 2018 at the redemption prices set forth in the Unsecured Indenture, plus accrued and unpaid interest, if any. In addition, prior to February 1, 2018, CHS may redeem some or all of the 6  7⁄8% Senior Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, plus a “make-whole” premium, as set forth in the Unsecured Indenture. CHS is entitled to redeem up to 40% of the aggregate principal amount of the 6  7⁄8% Senior Notes until February 1, 2017 with the net proceeds from certain equity offerings at the redemption price set forth in the Unsecured Indenture. The Unsecured Indenture also contains covenants that, among other things, subject to various qualifications and exceptions, limit the ability of CHS, and certain of its subsidiaries to: incur or guarantee additional indebtedness; pay dividends or make other restricted payments; make certain investments; create or incur certain liens; sell assets and subsidiary stock; transfer all or substantially all of their assets or enter into merger or consolidation transactions; and enter into transactions with affiliates.

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

On March 21, 2012, through certain of its subsidiaries, CHS entered into an accounts receivable loan agreement, or the Receivables Facility, with a group of lenders and banks, Credit Agricolé Corporate and Investment Bank, as a managing agent and as the administrative agent, and The Bank of Nova Scotia, as a managing agent. On March 7, 2013, CHS and certain of its subsidiaries amended the Receivables Facility to add an additional managing agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd., to increase the size of the facility from $300 million to $500 million and to extend the scheduled termination date. Additional subsidiaries also agreed to participate in the Receivables Facility as of that date. On March 31, 2014, CHS and certain of its subsidiaries amended the Receivables Facility to increase the size of the facility from $500 million to $700 million and to extend the scheduled termination date. Additional subsidiaries also agreed to participate in the Receivables Facility as of that date. On November 13, 2015, CHS and certain of its subsidiaries amended the Receivables Facility to extend the scheduled termination date and amend certain other provisions thereof. The existing and future non-self pay patient-related accounts receivable, or the Receivables, for certain hospitals of CHS and its subsidiaries serve as collateral for the outstanding borrowings under the Receivables Facility. The interest rate on the borrowings is based on the commercial paper rate plus an applicable interest rate spread. Unless earlier terminated or subsequently extended pursuant to its terms, the Receivables Facility will expire on November 13, 2017, subject to customary termination events that could cause an early termination date. CHS maintains effective control over the Receivables because, pursuant to the terms of the Receivables Facility, the Receivables are sold from certain of CHS’ subsidiaries to CHS, and CHS then sells or contributes the Receivables to a special-purpose entity that is wholly-owned by CHS. The wholly-owned special-purpose entity in turn grants security interests in the Receivables in exchange for borrowings obtained from the group of third-party lenders and banks of up to $700 million outstanding from time to time based on the availability of eligible Receivables and other customary factors. The group of third-party lenders and banks do not have recourse to CHS or its subsidiaries beyond the assets of the wholly-owned special-purpose entity that collateralizes the loan. The Receivables and other assets of the wholly-owned special-purpose entity will be available first and foremost to satisfy the claims of the creditors of such entity. The outstanding borrowings pursuant to the Receivables Facility at December 31, 2015 totaled $700 million and are classified as long-term debt on the consolidated balance sheet. At December 31, 2015, the carrying amount of Receivables included in the Receivables Facility totaled approximately $1.7 billion and is included in patient accounts receivable on the consolidated balance sheet.

We have transitioned all of our hospitals to the ICD-10 coding system, which was required effective October 1, 2015 of all healthcare providers covered by the Health Insurance Portability and Accountability Act,

or HIPAA. This transition continues to involve a significant focus on our technology and information systems, as well as costs related to training of hospital employees and providers and corporate support staff involved with coding and billing. As noted in the risk factors as previously set forth in this Form 10-K, the potential for delay in billing and collection on patient receivables resulting from these changes or from new payment systems and processes implemented by third-party payors could have an adverse effect on the quality of receivables that serve as collateral under the Receivables Facility, resulting in a potential default or repayment of outstanding borrowings. Should such a repayment of borrowings under the Receivables Facility be required, we have availability, and expect to continue to have availability, under the Revolving Facility to provide sufficient financial resources and liquidity to fund the repayment.

As of December 31, 2015, we are currently a party to the following interest rate swap agreements to limit the effect of changes in interest rates on approximately 37.9% of our variable rate debt. On each of these swaps, we receive a variable rate of interest based on the three-month LIBOR, in exchange for the payment by us of a fixed rate of interest. We currently pay, on a quarterly basis, interest on the Revolving Facility and the Term A Facility at a rate per annum equal to LIBOR plus 2.75%. Loans in respect of the Term F Facility accrue interest at a rate per annum equal to LIBOR plus 3.25%. The Term G Loan and Term H Loan accrue interest at a rate per annum equal to LIBOR plus 2.75% and 3.00%, respectively, in the case of LIBOR borrowings, and Alternate Base Rate plus 1.75% and 2.00%, respectively, in the case of Alternate Base Rate Borrowings. The Term G Loan and the Term H Loan are subject to a 1.00% LIBOR floor and a 2.00% Alternate Base Rate floor.

Swap #	Notional Amount (in millions)	Fixed Interest Rate	Termination Date	Fair Value (in millions)
1	$300	3.447%	August 6, 2016	$5
2	100	3.401%	August 19, 2016	2
3	200	3.429%	August 19, 2016	3
4	200	3.500%	August 30, 2016	4
5	100	3.005%	November 30, 2016	2
6	200	2.055%	July 25, 2019	4
7	200	2.059%	July 25, 2019	4
8	400	1.882%	August 30, 2019	3
9	200	2.515%	August 30, 2019	6
10	200	2.613%	August 30, 2019	6
11	300	2.041%	August 30, 2020	2
12	300	2.738%	August 30, 2020	11
13	300	2.892%	August 30, 2020	14
14	300	2.363%	January 27, 2021	6	(1)
15	200	2.368%	January 27, 2021	4	(1)

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

We believe that internally generated cash flows, availability for additional borrowings under our Credit Facility of $841 million (consisting of a $1.0 billion Revolving Facility, of which $66 million is set aside for outstanding letters of credit and $159 million was outstanding at December 31, 2015) and our ability to amend the Credit Facility to provide for one or more tranches of term loans in an aggregate principal amount of $1.5 billion, and our continued access to the bank credit and capital markets will be sufficient to finance acquisitions, capital expenditures and working capital requirements through the next 12 months.

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

The ratio of earnings to fixed charges is a measure of our ability to meet our fixed obligations related to our indebtedness. The following table shows the ratio of earnings to fixed charges for the periods indicated:

	Year Ended December 31,
	2011	2012	2013	2014	2015
Ratio of earnings to fixed charges (1)	1.63x	1.69x	1.51x	1.29x	1.36x

(1)	Fixed charges include interest expensed and capitalized during the year plus an estimate of the interest component of rent expense. There are no shares of preferred stock outstanding. See exhibit 12 filed as part of this Report for the calculation of this ratio.

Off-balance Sheet Arrangements

In the past, we have utilized operating leases as a financing tool for obtaining the operations of specified hospitals without acquiring, through ownership, the related assets of the hospital and without a significant outlay of cash at the front end of the lease. We utilize the same operating strategies to improve operations at those hospitals held under operating leases as we do at those hospitals that we own. We have not entered into any operating leases for hospital operations since December 2000. At December 31, 2015, we operated three hospitals under operating leases that had an immaterial impact on our consolidated operating results. The terms of the three operating leases we currently have in place expire between December 2020 and June 2028, not including lease extension options. If we allow these leases to expire, we would no longer generate revenues nor incur expenses from these hospitals.

As described more fully in Note 17 of the Notes to Consolidated Financial Statements, at December 31, 2015, we have certain cash obligations for a replacement facility and other construction commitments of $382 million and open purchase orders for $646 million.

Noncontrolling Interests

We have sold noncontrolling interests in certain of our subsidiaries or acquired subsidiaries with existing noncontrolling interest ownership positions. In conjunction with the HMA merger, we acquired 29 hospitals containing minority ownership interests ranging from less than 1% to 40%. We do not believe the minority ownership interests acquired in the HMA merger are material to our financial position or results of operations. In addition, effective November 1, 2014, we acquired from Novant Health, Inc. its 30% noncontrolling interest in Lake Norman Regional Medical Center for $150 million pursuant to a change in control provision in the operating agreement that was triggered with the HMA merger. As of December 31, 2015, we have hospitals in 29 of the markets we serve, with noncontrolling physician ownership interests ranging from less than 1% to 40%, including one hospital that also has a non-profit entity as a partner. In addition, we have 9 other hospitals with noncontrolling interests owned by non-profit entities. Redeemable noncontrolling interests in equity of consolidated subsidiaries was $571 million and $531 million as of December 31, 2015 and December 31, 2014, respectively, and noncontrolling interests in equity of consolidated subsidiaries was $86 million and $80 million as of December 31, 2015 and December 31, 2014, respectively. The amount of net income attributable to noncontrolling interests was $101 million, $111 million and $76 million for the years ended December 31, 2015, 2014 and 2013, respectively. As a result of the change in the Stark Law “whole hospital” exception included in the Reform Legislation, we are not permitted to introduce physician ownership at any of our wholly-owned hospital facilities or increase the aggregate percentage of physician ownership in any of our existing hospital joint ventures in excess of the aggregate physician ownership level held at the time of the adoption of the Reform Legislation.

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

Third-party Reimbursement

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. Contractual allowances are automatically calculated and recorded through our internally developed “automated contractual allowance system.” Within the automated system, payors’ historical paid claims data are utilized to calculate the contractual allowances. This data is automatically updated on a monthly basis. All hospital contractual allowance calculations are subjected to monthly review by management to ensure reasonableness and accuracy. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at operating revenues (net of contractual allowances and discounts). The process of estimating contractual allowances requires us to estimate the amount expected to be received based on payor contract provisions. The key assumption in this process is the estimated contractual reimbursement percentage, which is based on payor classification and historical paid claims data. Our automated contractual allowance system does not maintain the contractual allowance at the patient account level as it estimates an average contractual allowance by payor classification. Due to the complexities involved in these estimates, actual payments we receive could be different from the amounts we estimate and record. If the actual contractual reimbursement percentage under government programs and managed care contracts differed by 1% at December 31, 2015 from our estimated reimbursement percentage, net income for the year ended December 31, 2015 would have changed by approximately $79 million, and net accounts receivable at December 31, 2015 would have changed by $129 million. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues and net income by an insignificant amount in each of the years ended December 31, 2015, 2014 and 2013.

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

We estimate the allowance for doubtful accounts by reserving a percentage of all self-pay accounts receivable without regard to aging category, based on collection history, adjusted for expected recoveries and any anticipated changes in trends. Our ability to estimate the allowance for doubtful accounts is not impacted by not utilizing an aging of our net accounts receivable as we believe that substantially all of the risk exists at the point in time such accounts are identified as self-pay. For all other non-self-pay payor categories, we reserve an estimated amount based on historical collection rates for the uncontractualized portion of all accounts aging over 365 days from the date of discharge. These amounts represent an immaterial percentage of our outstanding accounts receivable. The percentage used to reserve for all self-pay accounts is based on our collection history. We believe that we collect substantially all of our third-party insured receivables, which include receivables from governmental agencies.

Collections are impacted by the economic ability of patients to pay and the effectiveness of our collection efforts. Significant changes in payor mix, business office operations, economic conditions or trends in federal and state governmental healthcare coverage could affect our collection of accounts receivable and are considered in our estimates of accounts receivable collectability. If the actual collection percentage differed by 1% at December 31, 2015 from our estimated collection percentage as a result of a change in expected recoveries, net income for the year ended December 31, 2015 would have changed by $50 million, and net accounts receivable at December 31, 2015 would have changed by $82 million. We also continually review our overall reserve adequacy by monitoring historical cash collections as a percentage of trailing net revenue less provision for bad debts, as well as by analyzing current period net revenue and admissions by payor classification, days revenue outstanding, the composition of self-pay receivables between pure self-pay patients and the patient responsibility portion of third-party insured receivables and the impact of recent acquisitions and dispositions.

Our policy is to write-off gross accounts receivable if the balance is under $10.00 or when such amounts are placed with outside collection agencies. We believe this policy accurately reflects our ongoing collection efforts and is consistent with industry practices. We had approximately $4.0 billion at both December 31, 2015 and 2014, respectively, being pursued by various outside collection agencies. We expect to collect less than 3%, net of estimated collection fees, of the amounts being pursued by outside collection agencies. As these amounts have been written-off, they are not included in our gross accounts receivable or our allowance for doubtful accounts. Collections on amounts previously written-off are recognized as a reduction to bad debt expense when received. However, we take into consideration estimated collections of these future amounts written-off in evaluating the reasonableness of our allowance for doubtful accounts.

All of the following information is derived from our hospitals, excluding clinics, unless otherwise noted.

Patient accounts receivable from our hospitals represent approximately 95% of our total consolidated accounts receivable.

Days revenue outstanding, adjusted for the impact of receivables for state Medicaid supplemental payment programs, was 63 days at December 31, 2015 and 60 days at December 31, 2014. Our target range for days revenue outstanding is from 60 to 65 days. The increase in days revenue outstanding is primarily due to growth in accounts receivable resulting from billing delays and lower business office productivity as we trained and implemented new coding procedures to ensure compliance with the new ICD-10 standards.

Total gross accounts receivable (prior to allowance for contractual adjustments and doubtful accounts) was approximately $20.5 billion as of December 31, 2015 and approximately $18.0 billion as of December 31, 2014.

The approximate percentage of total gross accounts receivable (prior to allowances for contractual adjustments and doubtful accounts) summarized by payor is as follows:

	December 31,
	2015	2014
Insured receivables	60.6%	61.9%
Self-pay receivables	39.4	38.1

Total	100.0%	100.0%

For the hospital segment, the combined total of the allowance for doubtful accounts for self-pay accounts receivable and related allowances for other self-pay discounts and contractuals, as a percentage of gross self-pay receivables, was approximately 88% and 87% at December 31, 2015 and 2014, respectively. If the receivables that have been written-off, but where collections are still being pursued by outside collection agencies, were included in both the allowances and gross self-pay receivables specified above, the percentage of combined allowances to total self-pay receivables would have been approximately 92% and 91% at December 31, 2015 and 2014, respectively.

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

At December 31, 2015, we had approximately $9.0 billion of goodwill recorded on our books, including approximately $4.5 billion of goodwill resulting from the acquisition of HMA. Substantially all of our goodwill resides at our hospital operations reporting unit. We performed our last annual goodwill evaluation during the fourth quarter of 2015. No impairment was indicated by this evaluation, however, a decline in our stock price during the fourth quarter and lower projections of future discounted cash flows reduced the excess of fair value over the carrying value of our hospital operations reporting unit to approximately $1 billion. This decline in the excess fair value over carrying value of our hospital operations reporting unit increases the risk that future declines in fair value could result in goodwill impairment. The determination of fair value in step one of our goodwill impairment analysis is based on an estimate of fair value for each reporting unit utilizing known and estimated inputs at the evaluation date. Some of those inputs include, but are not limited to, the most recent price of our common stock, estimates of future revenue and expense growth, expected capital expenditures, income tax rates, and costs of invested capital. Future estimates of fair value could be adversely affected if the actual outcome of one or more of these assumptions changes materially in the future, including a decline in our stock price, lower than expected hospital volumes, or increased operating costs.

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

The net present value of the projected payments was discounted using a weighted-average risk-free rate of 1.6%, 1.7% and 1.6% in 2015, 2014 and 2013, respectively. This liability is adjusted for new claims information in the period such information becomes known to us. Professional malpractice expense includes the losses resulting from professional liability claims and loss adjustment expense, as well as paid excess insurance premiums, and is presented within other operating expenses in the accompanying consolidated statements of income.

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

The following table presents the amounts of our accrual for professional liability claims and approximate amounts of our activity for each of the respective years (excludes premiums for excess insurance coverage) (in millions):

	Year Ended December 31,
	2015	2014	2013

Accrual for professional liability claims, beginning of year	$924	$644	$622

Liability for insured claims (1)	3	6	(5)
Liability acquired through HMA merger:
Gross liability acquired	-	292	-
Discount of liability acquired	-	(7)	-

Discounted liability acquired	-	285	-
Expense (income) related to:
Current accident year	183	179	135
Prior accident years	(60)	(51)	(26)
Expense (income) from discounting	5	(7)	(15)

Total incurred loss and loss expense (2)	128	121	94

Paid claims and expenses related to:
Current accident year	-	-	(1)
Prior accident years	(154)	(132)	(66)

Total paid claims and expenses	(154)	(132)	(67)

Accrual for professional liability claims, end of year	$901	$924	$644

(1)	The liability for insured claims is recorded on the consolidated balance sheet with a corresponding insurance recovery receivable.
(2)	Total expense, including premiums for insured coverage, was $174 million in 2015, $170 million in 2014 and $134 million in 2013.

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

We are primarily self-insured for these claims; however, we obtain excess insurance that transfers the risk of loss to a third-party insurer for claims in excess of our self-insured retentions. Our excess insurance is underwritten on a claims-made basis. For claims reported prior to June 1, 2002, substantially all of our professional and general liability risks were subject to a less than $1 million per occurrence self-insured retention and for claims reported from June 1, 2002 through June 1, 2003, these self-insured retentions were $2 million per occurrence. Substantially all claims reported after June 1, 2003 and before June 1, 2005 are self-insured up to $4 million per claim. Substantially all claims reported on or after June 1, 2005 and before June 1, 2014 are self-insured up to $5 million per claim. Substantially all claims reported on or after June 1, 2014 are self-insured up to $10 million per claim. Management, on occasion, has selectively increased the insured risk at certain hospitals based upon insurance pricing and other factors and may continue that practice in the future. Excess insurance for all hospitals has been purchased through commercial insurance companies and generally covers us for liabilities in excess of the self-insured retentions. The excess coverage consists of multiple layers of insurance, the sum of which totals up to $95 million per occurrence and in the aggregate for claims reported on or after June 1, 2003, up to $145 million per occurrence and in the aggregate for claims reported on or after January 1, 2008, up to $195 million per occurrence and in the aggregate for claims reported on or after June 1, 2010, and up to $220 million per occurrence and in the aggregate for claims reported on or after June 1, 2015. In addition, for integrated occurrence malpractice claims, there is an additional $50 million of excess coverage for claims reported on or after June 1, 2014 and an additional $75 million of excess coverage for claims reported on or after June 1, 2015. For certain policy years prior to June 1, 2014, if the first aggregate layer of excess coverage becomes fully utilized, then the self-insured retention will increase to $10 million per claim for any subsequent claims in that policy year until our total aggregate coverage is met.

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

The total amount of unrecognized benefit that would impact the effective tax rate, if recognized, was approximately $5 million as of December 31, 2015. A total of approximately $2 million of interest and penalties is included in the amount of liability for uncertain tax positions at December 31, 2015. It is our policy to recognize interest and penalties related to unrecognized benefits in our consolidated statements of income as income tax expense.

It is possible the amount of unrecognized tax benefit could change in the next 12 months as a result of a lapse of the statute of limitations and settlements with taxing authorities; however, we do not anticipate the change will have a material impact on our consolidated results of operations or consolidated financial position.

We, or one of our subsidiaries, files income tax returns in the United States federal jurisdiction and various state jurisdictions. We have extended the federal statute of limitations through December 31, 2016 for Triad Hospitals, Inc. for the tax periods ended December 31, 1999, December 31, 2000, April 30, 2001, June 30, 2001, December 31, 2001, December 31, 2002, December 31, 2003, December 31, 2004, December 31, 2005, December 31, 2006 and July 25, 2007. With few exceptions, we are no longer subject to state income tax examinations for years prior to 2011.Our federal income tax returns for the 2009 and 2010 tax years are currently under examination by the Internal Revenue Service. We believe the results of these examinations will not be material to our consolidated results of operations or consolidated financial position. We have extended the federal statute of limitations through December 31, 2016 for Community Health Systems, Inc. for the tax periods ended December 31, 2007, 2008, 2009 and 2010, and through September 6, 2016 for the tax period ended December 31, 2011.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board, or FASB, issued ASU 2014-08, which changes the requirements for reporting discontinued operations. A discontinued operation continues to include a component of an entity or a group of components of an entity, or a business activity. However, in a shift reflecting stakeholder concerns that too many disposals of small groups of assets that are recurring in nature qualified for reporting as discontinued operations, a disposal of a component of an entity or a group of components of an entity will be required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. A business or nonprofit activity that, on acquisition, meets the criteria to be classified as held for sale will still be a discontinued operation. Additional disclosures will be required for significant components of the entity that are disposed of or are held for sale but do not qualify as discontinued operations. This ASU is effective for fiscal years beginning after December 15, 2014 and is to be applied on a prospective basis for disposals or components initially classified as held for sale after that date. We adopted this ASU on January 1, 2015 and the adoption resulted in divestitures occurring subsequent to the date of adoption being included in continuing operations for the year ended December 31, 2015.

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

In April 2015, the FASB issued ASU 2015-03, which requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with the accounting for debt discounts. The ASU did not change the measurement or recognition guidance for debt issuance costs. This ASU is effective for fiscal years beginning after December 31, 2015, with early adoption permitted. We adopted this ASU on January 1, 2016, which will result in the reclassification of approximately $266 million of debt issuance costs from other long-term assets to a reduction of the related long-term debt.

In November 2015, the FASB issued ASU 2015-17, which amended the balance sheet classification requirements for deferred income taxes to simplify their presentation in the statement of financial position. The

ASU requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This ASU is effective for fiscal years beginning after December 31, 2016, with early adoption permitted. We early adopted the provisions of this ASU for the presentation and classification of its deferred tax assets at December 31, 2015. The effect of this change primarily resulted in the current portion of deferred income taxes at December 31, 2015 being included in the noncurrent deferred income tax liability. We did not retrospectively apply the provisions of this ASU to prior periods as permitted by the standard.

FORWARD-LOOKING STATEMENTS

Some of the matters discussed in this Report include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “thinks,” and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include the following:

•	general economic and business conditions, both nationally and in the regions in which we operate,

•	implementation, effect of, and changes to, adopted and potential federal and state healthcare reform legislation and other federal, state or local laws or regulations affecting the healthcare industry,

•	the extent to which states support increases, decreases or changes in Medicaid programs, implement health insurance exchanges or alter the provision of healthcare to state residents through regulation or otherwise,

•	the success and long-term viability of health insurance exchanges, which may be impacted by whether a sufficient number of payors participate,

•	risks associated with our substantial indebtedness, leverage and debt service obligations,

•	demographic changes,

•	changes in, or the failure to comply with, governmental regulations,

•	potential adverse impact of known and unknown government investigations, audits, and federal and state false claims act litigation and other legal proceedings,

•	our ability, where appropriate, to enter into and maintain provider arrangements with payors and the terms of these arrangements, which may be further impacted by the increasing consolidation of health insurers and managed care companies,

•	changes in, or the failure to comply with, contract terms with payors and changes in reimbursement rates paid by federal or state healthcare programs or commercial payors,

•	any potential impairments in the carrying value of goodwill, other intangible assets, or other long-lived assets, or changes in the useful lives of other intangible assets,

•	changes in inpatient or outpatient Medicare and Medicaid payment levels,

•	the effects related to the continued implementation of the sequestration spending reductions and the potential for future deficit reduction legislation,

•	increases in the amount and risk of collectability of patient accounts receivable, including the impact of the implementation of ICD-10 and decreases in collectability which may result from, among other things, self-pay growth in states that have not expanded Medicaid and difficulties in recovering payments for which patients are responsible, including co-pays and deductibles,

•	the efforts of insurers, healthcare providers and others to contain healthcare costs, including the trend toward value-based purchasing,

•	our ongoing ability to demonstrate meaningful use of certified EHR technology and recognize income for the related Medicare or Medicaid incentive payments,

•	increases in wages as a result of inflation or competition for highly technical positions and rising supply and drug costs due to market pressure from pharmaceutical companies and new product releases,

•	liabilities and other claims asserted against us, including self-insured malpractice claims,

•	competition,

•	our ability to attract and retain, at reasonable employment costs, qualified personnel, key management, physicians, nurses and other healthcare workers,

•	trends toward treatment of patients in less acute or specialty healthcare settings, including ambulatory surgery centers or specialty hospitals,

•	changes in medical or other technology,

•	changes in U.S. GAAP,

•	the availability and terms of capital to fund additional acquisitions or replacement facilities or other capital expenditures,

•	our ability to successfully make acquisitions or complete divestitures,

•	our ability to successfully integrate any acquired hospitals, including those of HMA, or to recognize expected synergies from acquisitions,

•	the impact of the acquisition of HMA on third-party relationships,

•	the impact of seasonal severe weather conditions,

•	our ability to obtain adequate levels of general and professional liability insurance,

•	timeliness of reimbursement payments received under government programs,

•	effects related to outbreaks of infectious diseases,

•	the impact of the external, criminal cyber-attack suffered by us in the second quarter of 2014, including potential reputational damage, the outcome of our investigation and any potential governmental inquiries, the outcome of litigation filed against us in connection with this cyber-attack, the extent of remediation costs and additional operating or other expenses that we may continue to incur, and the impact of potential future cyber-attacks or security breaches,

•	the timing and completion of the previously announced planned spin-off,

•	the effects of the planned spin-off on our business, including our ability to achieve the anticipated benefits of the spin-off, and

•	the other risk factors set forth in this Form 10-K for the year ended December 31, 2015 and our other public filings with the SEC.

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

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate changes, primarily as a result of our Credit Facility which bears interest based on floating rates. In order to manage the volatility relating to the market risk, we entered into interest rate swap agreements described under the heading “Liquidity and Capital Resources” in Part II, Item 7. We utilize risk management procedures and controls in executing derivative financial instrument transactions. We do not execute transactions or hold derivative financial instruments for trading purposes. Derivative financial instruments related to interest rate sensitivity of debt obligations are used with the goal of mitigating a portion of the exposure when it is cost effective to do so. As of December 31, 2015, our approximately $3.0 billion notional amount of interest rate swap agreements outstanding represented approximately 37.9% of our variable rate debt.

A 1% change in interest rates on variable rate debt in excess of that amount covered by interest rate swaps would have resulted in interest expense fluctuating approximately $61 million in 2015, $59 million in 2014 and $20 million in 2013. On a prospective basis, a 1% change in interest rates on the remaining unhedged variable rate debt existing as of December 31, 2015, would result in interest expense fluctuating approximately $53 million per year.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

Community Health Systems, Inc.

Franklin, Tennessee

We have audited the accompanying consolidated balance sheets of Community Health Systems, Inc. and subsidiaries (the “Company’’) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Community Health Systems, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, as of December 31, 2015, the Company adopted Accounting Standards Update 2015-17 Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes which resulted in a change in the presentation of deferred income taxes.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Nashville, Tennessee

February 17, 2016

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2015	2014	2013
	(In millions, except share and per share data)
Operating revenues (net of contractual allowances and discounts)	$22,564	$21,561	$14,853
Provision for bad debts	3,127	2,922	2,034

Net operating revenues	19,437	18,639	12,819

Operating costs and expenses:
Salaries and benefits	8,991	8,618	6,107
Supplies	3,048	2,862	1,975
Other operating expenses	4,520	4,322	2,818
Government settlement and related costs	4	101	102
Electronic health records incentive reimbursement	(160)	(259)	(162)
Rent	457	434	279
Depreciation and amortization	1,172	1,106	771
Amortization of software to be abandoned	-	75	-
Impairment of long-lived assets	68	41	12

Total operating costs and expenses	18,100	17,300	11,902

Income from operations	1,337	1,339	917
Interest expense, net of interest income of $15, $5 and $3 in 2015, 2014 and 2013, respectively	973	972	613
Loss from early extinguishment of debt	16	73	1
Equity in earnings of unconsolidated affiliates	(63)	(48)	(43)

Income from continuing operations before income taxes	411	342	346
Provision for income taxes	116	82	104

Income from continuing operations	295	260	242

Discontinued operations, net of taxes:
Loss from operations of entities sold or held for sale	(27)	(7)	(21)
Impairment of hospitals sold or held for sale	(5)	(50)	(4)
Loss on sale, net	(4)	-	-

Loss from discontinued operations, net of taxes	(36)	(57)	(25)

Net income	259	203	217
Less: Net income attributable to noncontrolling interests	101	111	76

Net income attributable to Community Health Systems, Inc. stockholders	$158	$92	$141

Basic earnings (loss) per share attributable to Community Health Systems, Inc. common stockholders (1):
Continuing operations	$1.69	$1.33	$1.80
Discontinued operations	(0.31)	(0.51)	(0.27)

Net income	$1.38	$0.82	$1.52

Diluted earnings (loss) per share attributable to Community Health Systems, Inc. common stockholders (1):
Continuing operations	$1.68	$1.32	$1.77
Discontinued operations	(0.31)	(0.51)	(0.27)

Net income	$1.37	$0.82	$1.51

Weighted-average number of shares outstanding:
Basic	114,454,674	111,579,088	92,633,332

Diluted	115,272,404	112,549,320	93,815,013

(1) Total per share amounts may not add due to rounding.

See notes to the consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2015	2014	2013

	(In millions)
Net income	$259	$203	$217
Other comprehensive (loss) income, net of income taxes:
Net change in fair value of interest rate swaps, net of tax (benefit) of $(3), $7 and $34 for the years ended December 31, 2015, 2014 and 2013, respectively	(6)	13	60
Net change in fair value of available-for-sale securities, net of tax	(5)	-	2
Amortization and recognition of unrecognized pension cost components, net of tax (benefit) of $1, $(9) and $9 for the years ended December 31, 2015, 2014 and 2013, respectively	1	(9)	16

Other comprehensive (loss) income	(10)	4	78

Comprehensive income	249	207	295
Less: Comprehensive income attributable to noncontrolling interests	101	111	76

Comprehensive income attributable to Community Health Systems, Inc. stockholders	$148	$96	$219

See notes to the consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014

	(In millions, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$184	$509
Patient accounts receivable, net of allowance for doubtful accounts of $4,110 and $3,504 at December 31, 2015 and 2014, respectively	3,611	3,409
Supplies	580	557
Prepaid income taxes	27	30
Deferred income taxes	-	341
Prepaid expenses and taxes	197	192
Other current assets (including assets of hospitals held for sale of $17 and $38 at December 31, 2015 and 2014, respectively)	567	528

Total current assets	5,166	5,566

Property and equipment:
Land and improvements	969	946
Buildings and improvements	9,051	8,791
Equipment and fixtures	4,886	4,527

Property and equipment, gross	14,906	14,264
Less accumulated depreciation and amortization	(4,794)	(4,095)

Property and equipment, net	10,112	10,169

Goodwill	8,965	8,951

Other assets, net of accumulated amortization of $903 and $827 at December 31, 2015 and 2014, respectively (including assets of hospitals held for sale of $41 and $90 at December 31, 2015 and 2014, respectively)	2,618	2,735

Total assets	$26,861	$27,421

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$229	$235
Accounts payable	1,258	1,293
Deferred income taxes	-	23
Accrued liabilities:
Employee compensation	823	955
Interest	227	227
Other (including liabilities of hospitals held for sale of $6 and $10 at December 31, 2015 and 2014, respectively)	535	856

Total current liabilities	3,072	3,589

Long-term debt	16,822	16,681

Deferred income taxes	593	845

Other long-term liabilities	1,698	1,692

Total liabilities	22,185	22,807

Redeemable noncontrolling interests in equity of consolidated subsidiaries	571	531

Commitments and contingencies (Note 17)
EQUITY
Community Health Systems, Inc. stockholders’ equity:
Preferred stock, $.01 par value per share, 100,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value per share, 300,000,000 shares authorized; 113,732,933 shares issued and 112,757,384 shares outstanding at December 31, 2015, and 117,701,087 shares issued and 116,725,538 shares outstanding at December 31, 2014	1	1
Additional paid-in capital	1,963	2,095
Treasury stock, at cost, 975,549 shares at December 31, 2015 and 2014	(7)	(7)
Accumulated other comprehensive loss	(73)	(63)
Retained earnings	2,135	1,977

Total Community Health Systems, Inc. stockholders’ equity	4,019	4,003
Noncontrolling interests in equity of consolidated subsidiaries	86	80

Total equity	4,105	4,083

Total liabilities and equity	$26,861	$27,421

See notes to the consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

		Community Health Systems, Inc. Stockholders
	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total Stockholders’ Equity
		Shares	Amount		Shares	Amount
					(In millions, except share data)
Balance, December 31, 2012	$368	92,925,715	$1	$1,139	(975,549)	$(7)	$(145)	$1,744	$65	$2,797
Comprehensive income	51	-	-	-	-	-	78	141	25	244
Distributions to noncontrolling interests, net of contributions	(49)	-	-	-	-	-	-	-	(27)	(27)
Purchase of subsidiary shares from noncontrolling interests	(6)	-	-	(2)	-	-	-	-	(2)	(4)
Other reclassifications of noncontrolling interests	2	-	-	-	-	-	-	-	(2)	(2)
Noncontrolling interests in acquired entity	-	-	-	-	-	-	-	-	5	5
Adjustment to redemption value of redeemable noncontrolling interests	(8)	-	-	8	-	-	-	-	-	8
Issuance of common stock in connection with the exercise of stock options	-	3,301,543	-	111	-	-	-	-	-	111
Repurchase of restricted stock for tax withholdings on vested shares	-	(357,360)	-	(15)	-	-	-	-	-	(15)
Repurchases of common stock	-	(706,023)	-	(27)	-	-	-	-	-	(27)
Excess tax benefit from exercise of stock options	-	-	-	4	-	-	-	-	-	4
Stock-based compensation	-	823,157	-	38	-	-	-	-	-	38

Balance, December 31, 2013	358	95,987,032	1	1,256	(975,549)	(7)	(67)	1,885	64	3,132
Comprehensive income	86	-	-	-	-	-	4	92	25	121
Distributions to noncontrolling interests, net of contributions	(78)	-	-	-	-	-	-	-	(26)	(26)
Purchase of subsidiary shares from noncontrolling interests	(156)	-	-	(2)	-	-	-	-	-	(2)
Other reclassifications of noncontrolling interests	11	-	-	-	-	-	-	-	(11)	(11)
Noncontrolling interests in acquired entity	316	-	-	-	-	-	-	-	28	28
Adjustment to redemption value of redeemable noncontrolling interests	(6)	-	-	6	-	-	-	-	-	6
Repurchases of common stock	-	(175,000)	-	(9)	-	-	-	-	-	(9)
Issuance of common stock in connection with the exercise of stock options	-	1,767,806	-	65	-	-	-	-	-	65
Issuance of shares in exchange for HMA common stock	-	18,364,420	-	736	-	-	-	-	-	736
Repurchase of restricted stock for tax withholdings on vested shares	-	(270,997)	-	(11)	-	-	-	-	-	(11)
Stock-based compensation	-	2,027,826	-	54	-	-	-	-	-	54

Balance, December 31, 2014	531	117,701,087	1	2,095	(975,549)	(7)	(63)	1,977	80	4,083
Comprehensive income	74	-	-	-	-	-	(10)	158	27	175
Contributions from noncontrolling interests	47	-	-	-	-	-	-	-	-	-
Distributions to noncontrolling interests	(70)	-	-	-	-	-	-	-	(30)	(30)
Purchase of subsidiary shares from noncontrolling interests	(25)	-	-	(16)	-	-	-	-	5	(11)
Disposition of less-than-wholly owned hospital	(8)	-	-	-	-	-	-	-	(2)	(2)
Other reclassifications of noncontrolling interests	(1)	-	-	-	-	-	-	-	1	1
Noncontrolling interests in acquired entity	2	-	-	-	-	-	-	-	5	5
Adjustment to redemption value of redeemable noncontrolling interests	21	-	-	(21)	-	-	-	-	-	(21)
Repurchases of common stock	-	(5,532,188)	-	(159)	-	-	-	-	-	(159)
Issuance of common stock in connection with the exercise of stock options	-	712,235	-	25	-	-	-	-	-	25
Issuance of shares in exchange for HMA common stock	-	(56)	-	-	-	-	-	-	-	-
Repurchase of restricted stock for tax withholdings on vested shares	-	(417,019)	-	(20)	-	-	-	-	-	(20)
Stock-based compensation	-	1,268,874	-	59	-	-	-	-	-	59

Balance, December 31, 2015	$571	113,732,933	$1	$1,963	(975,549)	$(7)	$(73)	$2,135	$86	$4,105

See notes to the consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
	(In millions)
Cash flows from operating activities:
Net income	$259	$203	$217
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,174	1,187	783
Deferred income taxes	103	107	69
Government settlement and related costs	4	101	102
Stock-based compensation expense	59	54	38
Loss on sale, net	4	-	-
Impairment of hospitals sold or held for sale	5	50	5
Impairment of long-lived assets	68	41	12
Loss from early extinguishment of debt	16	73	1
Excess tax benefit relating to stock-based compensation	-	-	(7)
Other non-cash expenses, net	47	13	61
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Patient accounts receivable	(219)	(306)	(285)
Supplies, prepaid expenses and other current assets	(68)	28	(8)
Accounts payable, accrued liabilities and income taxes	(478)	147	76
Other	(53)	(83)	25

Net cash provided by operating activities	921	1,615	1,089

Cash flows from investing activities:
Acquisitions of facilities and other related equipment	(57)	(3,091)	(44)
Purchases of property and equipment	(953)	(853)	(614)
Proceeds from disposition of hospitals and other ancillary operations	155	88	-
Proceeds from sale of property and equipment	15	50	7
Purchases of available-for-sale securities	(162)	(263)	-
Proceeds from sales of available-for-sale securities	156	229	-
Increase in other investments	(205)	(511)	(340)

Net cash used in investing activities	(1,051)	(4,351)	(991)

Cash flows from financing activities:
Proceeds from exercise of stock options	25	65	110
Repurchase of restricted stock shares for payroll tax withholding requirements	(20)	(11)	(15)
Stock buy-back	(159)	(9)	(27)
Deferred financing costs and other debt-related costs	(30)	(276)	(13)
Excess tax benefit relating to stock-based compensation	-	-	7
Proceeds from noncontrolling investors in joint ventures	47	10	-
Redemption of noncontrolling investments in joint ventures	(36)	(158)	(9)
Distributions to noncontrolling investors in joint ventures	(100)	(104)	(76)
Borrowings under credit agreements	4,922	9,131	1,194
Issuance of long-term debt	-	4,000	-
Proceeds from receivables facility	206	204	338
Repayments of long-term indebtedness	(5,050)	(9,980)	(1,622)

Net cash (used in) provided by financing activities	(195)	2,872	(113)

Net change in cash and cash equivalents	(325)	136	(15)
Cash and cash equivalents at beginning of period	509	373	388

Cash and cash equivalents at end of period	$184	$509	$373

Supplemental disclosure of cash flow information:
Interest payments	$(925)	$(831)	$(583)

Income tax (payments) refunds, net	$(12)	$180	$(73)

See notes to the consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Business.    Community Health Systems, Inc. is a holding company and operates no business in its own name. On a consolidated basis, Community Health Systems, Inc. and its subsidiaries (collectively the “Company”) own, lease and operate general acute care hospitals in communities across the country. As of December 31, 2015, the Company owned or leased 194 hospitals, included in continuing operations, including four stand-alone rehabilitation or psychiatric hospitals, licensed for 29,853 beds in 28 states. Throughout these notes to the consolidated financial statements, Community Health Systems, Inc. (the “Parent”) and its consolidated subsidiaries are referred to on a collective basis as the “Company.” This drafting style is not meant to indicate that the publicly-traded Parent or any particular subsidiary of the Parent owns or operates any asset, business, or property. The hospitals, operations and businesses described in this filing are owned and operated, and management services provided, by distinct and indirect subsidiaries of Community Health Systems, Inc. The results of Health Management Associates, Inc. (“HMA”) are included from January 27, 2014, the date of the HMA merger.

As of December 31, 2015, Florida, Texas, Pennsylvania and Indiana represent the only areas of significant geographic concentration. As a result of the HMA merger, Florida became an area of geographic concentration in 2014 with 13.0% of consolidated operating revenues, net of contractual allowances and discounts (but before the provision for bad debts) generated in that state and 13.6% in 2015. Operating revenues, net of contractual allowances and discounts (but before the provision for bad debts), generated by the Company’s hospitals in Texas, as a percentage of consolidated operating revenues, were 11.1% in 2015, 10.9% in 2014 and 15.0% in 2013. Operating revenues, net of contractual allowances and discounts (but before the provision for bad debts), generated by the Company’s hospitals in Pennsylvania, as a percentage of consolidated operating revenues, were 10.6% in 2015, 11.1% in 2014 and 13.1% in 2013. Operating revenues, net of contractual allowances and discounts (but before the provision for bad debts), generated by the Company’s hospitals in Indiana, as a percentage of consolidated operating revenues, were 7.3% in 2015, 7.6% in 2014 and 10.6% in 2013.

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

Cost of Revenue.    Substantially all of the Company’s operating costs and expenses are “cost of revenue” items. Operating costs that could be classified as general and administrative by the Company would include the Company’s corporate office costs at its Franklin, Tennessee office and Naples, Florida office (which was the

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

headquarters of HMA prior to the closing of the HMA merger), which collectively were $266 million, $281 million and $181 million for the years ended December 31, 2015, 2014 and 2013, respectively. During the year ended December 31, 2015, corporate office costs from the Naples, Florida office have decreased significantly with the integration of the HMA corporate functions. Included in these corporate office costs is stock-based compensation of $59 million, $54 million and $38 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Cash Equivalents.    The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents.

Supplies.    Supplies, principally medical supplies, are stated at the lower of cost (first-in, first-out basis) or market.

Marketable Securities.    The Company’s marketable securities are classified as trading or available-for-sale. Available-for-sale securities are carried at fair value as determined by quoted market prices, with unrealized gains and losses reported as a separate component of stockholders’ equity. Trading securities are reported at fair value with unrealized gains and losses included in earnings. Other comprehensive income (loss) included an unrealized loss of $5 million during the year ended December 31, 2015 and an unrealized gain of less than $1 million and $2 million during the years ended December 31, 2014 and 2013, respectively, related to these available-for-sale securities.

Property and Equipment.    Property and equipment are recorded at cost. Depreciation is recognized using the straight-line method over the estimated useful lives of the land and improvements (3 to 20 years), buildings and improvements (5 to 40 years) and equipment and fixtures (3 to 18 years). Costs capitalized as construction in progress were $267 million and $350 million at December 31, 2015 and 2014, respectively. Expenditures for renovations and other significant improvements are capitalized; however, maintenance and repairs which do not improve or extend the useful lives of the respective assets are charged to operations as incurred. Interest capitalized related to construction in progress was $16 million, $10 million and $11 million for the years ended December 31, 2015, 2014 and 2013, respectively. Purchases of property and equipment and internal-use software accrued in accounts payable and not yet paid were $173 million and $190 million at December 31, 2015 and 2014, respectively.

The Company also leases certain facilities and equipment under capital leases (see Note 10). Such assets are amortized on a straight-line basis over the lesser of the term of the lease or the remaining useful lives of the applicable assets. During the year ended December 31, 2015, the Company had non-cash investing activity of $60 million related to certain facility and equipment additions that were financed through capital leases and other debt.

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

Third-Party Reimbursement.    Net patient service revenue is reported at the estimated net realizable amount from patients, third-party payors and others for services rendered. Operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems, provisions of cost-reimbursement and other payment methods. Approximately 35.3%, 35.5% and 34.5% of operating revenues, net of contractual allowances and discounts (but before the provision for bad debts), for the years ended December 31, 2015, 2014 and 2013, respectively, are related to services rendered to patients covered by the Medicare and Medicaid programs. Revenues from Medicare outlier payments are included in the amounts received from Medicare and were approximately 0.28%, 0.41% and 0.46% of operating revenues, net of contractual allowances and discounts (but before the provision for bad debts), for the years ended December 31, 2015, 2014 and 2013, respectively. In addition, the Company is reimbursed by non-governmental payors using a variety of payment methodologies. Amounts received by the Company for treatment of patients covered by such programs are generally less than the standard billing rates. The differences between the estimated program reimbursement rates and the standard billing rates are accounted for as contractual adjustments, which are deducted from gross revenues to arrive at operating revenues (net of contractual allowances and discounts). These net operating revenues are an estimate of the net realizable amount due from these payors. The process of estimating contractual allowances requires the Company to estimate the amount expected to be received based on payor contract provisions. The key assumption in this process is the estimated contractual reimbursement percentage, which is based on payor classification and historical paid claims data. Due to the complexities involved in these estimates, actual payments the Company receives could be different from the amounts it estimates and records. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. Adjustments to previous program reimbursement estimates are accounted for as contractual allowance adjustments and reported in the periods that such adjustments become known.

Amounts due to third-party payors were $112 million and $147 million as of December 31, 2015 and 2014, respectively, and are included in accrued liabilities-other in the accompanying consolidated balance sheets. Amounts due from third-party payors were $213 million and $183 million as of December 31, 2015 and 2014, respectively, and are included in other current assets in the accompanying consolidated balance sheets. Substantially all Medicare and Medicaid cost reports are final settled through 2011.

Net Operating Revenues.    Net operating revenues are recorded net of provisions for contractual allowance of approximately $95.3 billion, $84.4 billion and $52.6 billion for the years ended December 31, 2015, 2014 and 2013, respectively. Net operating revenues are recognized when services are provided and are reported at the estimated net realizable amount from patients, third-party payors and others for services rendered. Also included in the provision for contractual allowance shown above is the value of administrative and other discounts provided to self-pay patients eliminated from net operating revenues which was $3.0 billion, $2.8 billion and $1.3 billion for the years ended December 31, 2015, 2014 and 2013, respectively.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Included in the provision for contractual allowance shown above is $453 million, $550 million and $681 million for the years ended December 31, 2015, 2014 and 2013, respectively, representing the value (at the Company’s standard charges) of these charity care services that are excluded from net operating revenues.

The estimated cost incurred by the Company to provide these charity care services to patients who are unable to pay was approximately $64 million, $84 million and $116 million for the years ended December 31, 2015, 2014 and 2013, respectively. The estimated cost of these charity care services was determined using a ratio of cost to gross charges and applying that ratio to the gross charges associated with providing care to charity patients for the period.

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

Operating revenues, net of contractual allowances and discounts (but before the provision for bad debts), recognized during the years ended December 31, 2015, 2014 and 2013, were as follows (in millions):

	Year Ended December 31,
	2015	2014	2013
Medicare	$5,439	$5,327	$3,682
Medicaid	2,532	2,332	1,442
Managed Care and other third-party payors	11,816	11,109	7,706
Self-pay	2,777	2,793	2,023

Total	$22,564	$21,561	$14,853

Allowance for Doubtful Accounts.    Accounts receivable are reduced by an allowance for amounts that could become uncollectible in the future. Substantially all of the Company’s receivables are related to providing healthcare services to patients at its hospitals and affiliated businesses.

The Company estimates the allowance for doubtful accounts by reserving a percentage of all self-pay accounts receivable without regard to aging category, based on collection history, adjusted for expected recoveries and any anticipated changes in trends. Our ability to estimate the allowance for doubtful accounts is not impacted by not utilizing an aging of our net accounts receivable as we believe that substantially all of the risk exists at the point in time such accounts are identified as self-pay. For all other non-self-pay payor categories, the Company reserves an estimated amount on historical collection rates for the uncontractualized portion of all accounts aging over 365 days from the date of discharge. These amounts represent an immaterial percentage of our outstanding accounts receivable. The percentage used to reserve for all self-pay accounts is based on our collection history. The Company collects substantially all of its third-party insured receivables, which include receivables from governmental agencies.

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

During the fourth quarter of 2015, the Company recorded $169 million of additional provision for bad debts and a corresponding increase to the allowance for doubtful accounts. The additional amount was the result of new information obtained since the end of the third quarter of 2015 related to the deterioration in the overall collectability of self-pay accounts receivable. As a result, the Company refined its estimate of the allowance for doubtful accounts and the additional amount was recorded as a change in estimate for the year ended December 31, 2015.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company recognized approximately $160 million, $259 million and $162 million for the years ended December 31, 2015, 2014 and 2013, respectively, of incentive reimbursement for HITECH incentives from Medicare and Medicaid related to certain of the Company’s hospitals and for certain of the Company’s employed physicians that have demonstrated meaningful use of certified EHR technology or have completed attestations to their adoption or implementation of certified EHR technology. These incentive reimbursements are presented as a reduction of operating costs and expenses on the consolidated statements of income. The Company received cash related to the incentive reimbursement for HITECH incentives of approximately $75 million, $253 million and $203 million for the year ended December 31, 2015, 2014 and 2013, respectively. The Company recorded no deferred revenue at December 31, 2015 and $81 million as deferred revenue at December 31, 2014, as all criteria for gain recognition had not been met.

Physician Income Guarantees.    The Company enters into physician recruiting agreements under which it supplements physician income to a minimum amount over a period of time, typically one year, while the physicians establish themselves in the community. As part of the agreements, the physicians are committed to practice in the community for a period of time, typically three years, which extends beyond their income guarantee period. The Company records an asset and liability for the estimated fair value of minimum revenue guarantees on new agreements. Adjustments to the ultimate value of the guarantee paid to physicians are recognized in the period that the change in estimate is identified. The Company amortizes an asset over the life of the agreement. As of December 31, 2015 and 2014, the unamortized portion of these physician income guarantees was $47 million and $48 million, respectively.

Concentrations of Credit Risk.    The Company grants unsecured credit to its patients, most of whom reside in the service area of the Company’s facilities and are insured under third-party payor agreements. Because of the economic diversity of the Company’s facilities and non-governmental third-party payors, Medicare represents the only significant concentration of credit risk from payors. Accounts receivable, net of contractual allowances, from Medicare were $453 million as of both December 31, 2015 and 2014, representing 6% and 7% of consolidated net accounts receivable, before allowance for doubtful accounts, as of December 31, 2015 and 2014, respectively.

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

During the year ended December 31, 2015, the Company recorded a pretax impairment charge of approximately $68 million related to the write-off of approximately $6 million of allocated reporting unit goodwill for Payson Regional Medical Center and $62 million for the impairment of certain long-lived assets for several smaller hospitals to their estimated fair value. During the year ended December 31, 2014, the Company recorded a pretax impairment charge of $17 million to reduce the carrying value of certain long-lived assets at three of its smaller hospitals to their estimated fair value. During the year ended December 31, 2013, the Company recorded a pretax impairment charge of $12 million to reduce the carrying value of certain long-lived assets at four of its smaller hospitals to their estimated fair value. The impairments for 2015, 2014 and 2013 were identified because of declining operating results and projections of future cash flows at these hospitals caused by competitive and operational challenges specific to the markets in which these hospitals operate.

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

The Company has entered into several interest rate swap agreements. See Note 8 for further discussion about the swap transactions.

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

In April 2015, the FASB issued ASU 2015-03, which requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with the accounting for debt discounts. The ASU did not change the measurement or recognition

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

guidance for debt issuance costs. This ASU is effective for fiscal years beginning after December 31, 2015, with early adoption permitted. The Company plans to adopt this ASU on January 1, 2016, which will result in the reclassification of approximately $266 million of debt issuance costs from other long-term assets to a reduction of the related long-term debt.

In November 2015, the FASB issued ASU 2015-17, which amended the balance sheet classification requirements for deferred income taxes to simplify their presentation in the statement of financial position. The ASU requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This ASU is effective for fiscal years beginning after December 31, 2016, with early adoption permitted. The Company early adopted the provisions of this ASU for the presentation and classification of its deferred tax assets at December 31, 2015. The effect of this change primarily resulted in the current portion of deferred income taxes at December 31, 2015 being included in the noncurrent deferred income tax liability. The Company did not retrospectively apply the provisions of this ASU to prior periods as permitted by the standard.

Reclassification.    The Company has reclassified impairment of long-lived assets to inclusion as part of operating costs and expenses on the accompanying consolidated statements of income for the years ended December 31, 2014 and 2013 to conform to the current year presentation, which includes the impairment as part of operating costs and expenses. These amounts had previously been classified below income from operations on the consolidated statements of income. The Company has concluded that the classification of such amounts in the prior years was not material to the previously issued consolidated financial statements. This change in classification had no effect on the Company’s net income or cash flows included in previously issued consolidated financial statements.

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

The 2009 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the IRC and for the grant of stock options which do not so qualify, stock appreciation rights, restricted stock, restricted stock units, performance-based shares or units and other share awards. Persons eligible to receive grants under the 2009 Plan include the Company’s directors, officers, employees and consultants. To date, all options granted under the 2009 Plan have been “nonqualified” stock options for tax purposes. Generally, vesting

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

of these granted options occurs in one-third increments on each of the first three anniversaries of the award date. Options granted in 2011 or later have a 10-year contractual term. As of December 31, 2015, 3,175,324 shares of unissued common stock were reserved for future grants under the 2009 Plan.

The exercise price of all options granted under the 2000 Plan and the 2009 Plan has been equal to the fair value of the Company’s common stock on the option grant date.

The following table reflects the impact of total compensation expense related to stock-based equity plans on the reported operating results for the respective periods (in millions):

	Year Ended December 31,
	2015	2014	2013
Effect on income from continuing operations before income taxes	$(59)	$(54)	$(38)

Effect on net income	$(35)	$(34)	$(24)

At December 31, 2015, $59 million of unrecognized stock-based compensation expense related to outstanding unvested restricted stock and restricted stock units (the terms of which are summarized below) was expected to be recognized over a weighted-average period of 21 months. There is no expense to be recognized related to stock options. There were no modifications to awards during the years ended December 31, 2015 and 2014.

Options outstanding and exercisable under the 2000 Plan and the 2009 Plan as of December 31, 2015, and changes during each of the years in the three-year period prior to December 31, 2015, were as follows (in millions, except share and per share data):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value as of December 31, 2015
Outstanding at December 31, 2012	7,104,113	$34.25
Granted	-	-
Exercised	(3,299,859)	33.53
Forfeited and cancelled	(66,709)	34.01

Outstanding at December 31, 2013	3,737,545	34.88
Granted	-	-
Exercised	(1,768,473)	37.06
Forfeited and cancelled	(15,345)	29.92

Outstanding at December 31, 2014	1,953,727	32.94
Granted	-	-
Exercised	(711,568)	35.15
Forfeited and cancelled	(10,001)	34.96

Outstanding at December 31, 2015	1,232,158	$31.65	4.1 years	$2

Exercisable at December 31, 2015	1,232,158	$31.65	4.1 years	$2

No stock options were granted during the years ended December 31, 2015, 2014 and 2013. The aggregate intrinsic value (the number of in-the-money stock options multiplied by the difference between the Company’s closing stock price on the last trading day of the reporting period ($26.53) and the exercise price of the respective stock options) in the table above represents the amount that would have been received by the option holders had

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

all option holders exercised their options on December 31, 2015. This amount changes based on the market value of the Company’s common stock. The aggregate intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013 was $9 million, $22 million and $31 million, respectively. The aggregate intrinsic value of options vested and expected to vest approximates that of the outstanding options.

The Company has also awarded restricted stock under the 2000 Plan and the 2009 Plan to its directors and employees of certain subsidiaries. The restrictions on these shares generally lapse in one-third increments on each of the first three anniversaries of the award date. Certain of the restricted stock awards granted to the Company’s senior executives contain a performance objective that must be met in addition to any time-based vesting requirements. If the performance objective is not attained, the awards will be forfeited in their entirety. Once the performance objective has been attained, restrictions will lapse in one-third increments on each of the first three anniversaries of the award date. In addition, 835,000 restricted stock awards granted March 1, 2014 have a performance objective that is measured based on the realization of synergies related to the HMA merger over a two-year period that began on February 1, 2014. The performance objective could be met in part in the first year or in whole or in part over such two-year period. Depending on the degree of attainment of the performance objective, restrictions may lapse on a portion of the award grant over the first three anniversaries of the award date at a level dependent upon the amount of synergies realized. If the synergies related to the HMA merger did not reach a certain level, then the awards would have been forfeited in their entirety. Based on the synergy levels attained in the first annual measurement period ended on January 31, 2015, the performance objective for the first measurement period was met, and one-third of the awards vested on March 1, 2015. Based on the synergy levels attained in the second annual measurement period ended on January 31, 2016, the performance objective for the second measurement period was met, and one-third of the awards are expected to vest on March 1, 2016. Notwithstanding the above-mentioned performance objectives and vesting requirements, the restrictions with respect to restricted stock granted under the 2000 Plan and the 2009 Plan will lapse earlier in the event of death, disability or termination of employment by the Company for any reason other than for cause of the holder of the restricted stock, or change in control of the Company. Restricted stock awards subject to performance standards that have not yet been satisfied are not considered outstanding for purposes of determining earnings per share until the performance objectives have been satisfied.

Restricted stock outstanding under the 2000 Plan and the 2009 Plan as of December 31, 2015, and changes during each of the years in the three-year period prior to December 31, 2015, were as follows (in millions, except share and per share data):

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2012	1,744,564	$30.50
Granted	836,088	41.55
Vested	(945,894)	32.22
Forfeited	(27,269)	37.09

Unvested at December 31, 2013	1,607,489	35.13
Granted	2,011,000	41.35
Vested	(846,818)	34.60
Forfeited	(11,032)	37.37

Unvested at December 31, 2014	2,760,639	39.82
Granted	1,254,500	47.69
Vested	(1,156,226)	37.61
Forfeited	(13,334)	41.32

Unvested at December 31, 2015	2,845,579	44.18

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

RSUs outstanding under the 2000 Plan and the 2009 Plan as of December 31, 2015, and changes during each of the years in the three-year period prior to December 31, 2015, were as follows (in millions, except share and per share data):

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2012	62,886	$26.72
Granted	21,576	41.71
Vested	(28,926)	29.04
Forfeited	-	-

Unvested at December 31, 2013	55,536	31.33
Granted	21,684	41.51
Vested	(27,858)	30.87
Forfeited	-	-

Unvested at December 31, 2014	49,362	36.07
Granted	21,024	47.70
Vested	(27,708)	31.76
Forfeited	-	-

Unvested at December 31, 2015	42,678	44.59

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

Excluding acquisition and integration expenses related to the acquisition of HMA, approximately $8 million, $13 million and $7 million of acquisition costs related to prospective and closed acquisitions were expensed

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

during the years ended December 31, 2015, 2014 and 2013, respectively, and are included in other operating expenses on the consolidated statements of income. Approximately $1 million, $69 million and $14 million of acquisition and related integration expense related to the HMA acquisition were recognized during the years ended December 31, 2015, 2014 and 2013, respectively.

Effective November 1, 2014, the Company entered into and closed on a restructuring agreement related to the joint venture between an affiliate of the Company and an affiliate of Novant Health, Inc. (“Novant”), the non-profit joint venture partner. Through this joint venture, Novant owned an indirect noncontrolling interest in Lake Norman Regional Medical Center (“Lake Norman”), one of the former HMA hospitals. The HMA merger triggered a change in control provision in the operating agreement of this joint venture, requiring the Company to purchase the 30% noncontrolling interest in Lake Norman held by Novant for the higher of fair value or $150 million. As part of the restructuring agreement, on November 3, 2014, the Company paid Novant (1) $150 million for its 30% noncontrolling interest in Lake Norman, (2) approximately $4 million to acquire Upstate Carolina Medical Center (125 licensed beds) in Gaffney, South Carolina, and (3) approximately $5 million to settle prior claims with Novant. The amounts paid to Novant to acquire the noncontrolling interest in Lake Norman and to settle prior claims were recognized as part of the opening balance sheet in the purchase accounting for HMA. Based upon the Company’s final purchase price allocation relating to this acquisition as of December 31, 2015, no goodwill has been recorded related to the acquisition of Upstate Carolina Medical Center.

On October 1, 2014, one or more subsidiaries of the Company completed the acquisition of Natchez Regional Medical Center (179 licensed beds) in Natchez, Mississippi. The total cash consideration paid at closing for long-lived assets was $10 million. As part of the closing, the Company also paid $8 million as a prepayment for future property taxes that will be applied to the tax liability for the next 17 years. Based upon the Company’s final purchase price allocation relating to this acquisition as of December 31, 2015, no goodwill has been recorded.

Effective April 1, 2014, one or more subsidiaries of the Company completed the acquisition of Sharon Regional Health System in Sharon, Pennsylvania. This healthcare system includes Sharon Regional (258 licensed beds) and other outpatient and ancillary services. The total cash consideration paid for long-lived assets and working capital was approximately $67 million and $1 million, respectively, with additional consideration of $9 million assumed in liabilities, for a total consideration of $77 million. Based upon the Company’s final purchase price allocation relating to this acquisition as of December 31, 2015, approximately $8 million of goodwill has been recorded.

Effective April 1, 2014, one or more subsidiaries of the Company completed the acquisition of a 95% interest in Munroe Regional Medical Center (421 licensed beds) in Ocala, Florida and its other outpatient and ancillary services through a joint venture arrangement with an affiliate of a regional not-for-profit healthcare system, which acquired the remaining 5% interest. The total cash consideration paid for long-lived assets plus prepaid rent on the leased property and working capital was approximately $192 million and $4 million, respectively, with additional consideration of $11 million assumed in liabilities, for a total consideration of $207 million. The value of the noncontrolling interest at acquisition was $10 million. Based upon the Company’s final purchase price allocation relating to this acquisition as of December 31, 2015, approximately $11 million of goodwill has been recorded.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below summarizes the allocations of the purchase price (including assumed liabilities) for the above hospital acquisition transactions (excluding HMA) in 2014 (in millions) and reflects the fact that there were no hospital acquisitions in 2015 and 2013:

	2015	2014	2013
Current assets	N/A	$29	N/A
Property and equipment	N/A	257	N/A
Goodwill	N/A	19	N/A
Intangible assets	N/A	-	N/A
Other long-term assets	N/A	28	N/A
Liabilities	N/A	(46)	N/A
Noncontrolling interests	N/A	(10)	N/A

Total identifiable net assets	N/A	$277	N/A

The operating results of the foregoing transactions have been included in the accompanying consolidated statements of income from their respective dates of acquisition, including net operating revenues of $360 million for the year ended December 31, 2014, from hospital acquisitions that closed during that year. The following pro forma combined summary of operations of the Company gives effect to using historical information of the operations of the hospital acquisitions in 2014 discussed above as if the transactions had occurred as of January 1, 2013 (in millions, except per share data):

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

Other Acquisitions

During the years ended December 31, 2015, 2014 and 2013, one or more subsidiaries of the Company paid approximately $51 million, $29 million and $40 million, respectively, to acquire the operating assets and related businesses of certain physician practices, clinics and other ancillary businesses that operate within the communities served by the Company’s affiliated hospitals. In connection with these acquisitions, during the year ended December 31, 2015, the Company allocated approximately $19 million of the consideration paid to property and equipment and net working capital and the remainder, approximately $39 million consisting of intangible assets that do not qualify for separate recognition, to goodwill. The value of noncontrolling interest acquired in these acquisitions was $7 million. During 2014, the Company allocated approximately $15 million of the consideration paid to property and equipment and net working capital and the remainder, approximately $14 million consisting of intangible assets that do not qualify for separate recognition, to goodwill. During 2013, the Company assumed approximately $5 million of noncontrolling interests and allocated approximately $9 million of the consideration paid to property and equipment and the remainder, approximately $36 million consisting of intangible assets that do not qualify for separate recognition, to goodwill.

Divestitures

In April 2014, FASB issued ASU 2014-08, which changes the requirements for reporting discontinued operations. A discontinued operation continues to include a component of an entity or a group of components of an entity, or a business activity. However, in a shift reflecting stakeholder concerns that too many disposals of

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

small groups of assets that were recurring in nature qualified for reporting as discontinued operations, a disposal of a component of an entity or a group of components of an entity will be required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. A business or nonprofit activity that, on acquisition, meets the criteria to be classified as held for sale will still be a discontinued operation. Additional disclosures will be required for significant components of the entity that are disposed of or are held for sale but do not qualify as discontinued operations. This ASU is effective for fiscal years beginning after December 15, 2014 and is to be applied on a prospective basis for disposals or components initially classified as held for sale after that date. The Company adopted this ASU on January 1, 2015 and the adoption resulted in divestitures occurring subsequent to the date of adoption being included in continuing operations for the year ended December 31, 2015. The financial results for divestitures or hospitals held for sale at December 31, 2014, prior to the Company’s adoption of ASU 2014-08, are summarized below.

Effective July 31, 2015, one or more subsidiaries of the Company sold certain assets used in the operation of Payson Regional Medical Center (44 licensed beds) in Payson, Arizona (“Payson”) to Banner Health for approximately $20 million in cash. The Company previously operated Payson under the terms of an operating lease with Mogollon Health Alliance, Inc., an Arizona nonprofit corporation, that expired on July 31, 2015. The lease termination and sale closed effective July 31, 2015. Pursuant to the Company’s adoption of ASU 2014-08, this divestiture does not meet the requirement for presentation in discontinued operations. Income from continuing operations for the year ended December 31, 2015 includes an impairment charge of approximately $6 million related to the write-off of the allocated reporting unit goodwill for this hospital.

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

Effective March 1, 2015 one or more subsidiaries of the Company sold Dallas Regional Medical Center (202 licensed beds) in Mesquite, Texas to Prime Healthcare Services, Inc. (“Prime”) for approximately $25 million in cash.

Effective March 1, 2015 one or more subsidiaries of the Company sold Riverview Regional Medical Center (281 licensed beds) in Gadsden, Alabama to Prime for approximately $25 million in cash. This hospital was required to be divested by the Federal Trade Commission as a condition of its approval of the HMA merger.

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

During the year ended December 31, 2014, the Company made the decision to sell and began actively marketing several smaller hospitals, which are classified as held for sale at December 31, 2015. In addition, HMA entered into a definitive agreement to sell Williamson Memorial Hospital (76 licensed beds) located in Williamson, West Virginia prior to the HMA merger, and the Company has continued the effort to divest this facility. In connection with management’s decision to sell these facilities and the sale of the seven hospitals noted above during 2015 (each of which was held for sale at December 31, 2014), the Company has classified the results of operations of the above mentioned hospitals as discontinued operations in the accompanying consolidated statements of income, and classified these hospitals as held for sale in the accompanying consolidated balance sheet.

Net operating revenues and loss from discontinued operations for the respective periods are as follows (in millions):

	Year Ended December 31,
	2015	2014	2013
Net operating revenues	$114	$426	$179

Loss from operations of entities sold or held for sale before income taxes	(42)	(11)	(32)
Impairment of hospitals sold or held for sale	(8)	(71)	(8)
Loss on sale, net	(6)	-	-

Loss from discontinued operations, before taxes	(56)	(82)	(40)
Income tax benefit	(20)	(25)	(15)

Loss from discontinued operations, net of taxes	$(36)	$(57)	$(25)

Interest expense was allocated to discontinued operations based on sale proceeds available for debt repayment.

4.  PLANNED SPIN-OFF OF QUORUM HEALTH CORPORATION

On August 3, 2015, the Company announced a plan to spin off 38 hospitals and Quorum Health Resources into Quorum Health Corporation (“QHC”), an independent, publicly-traded corporation. The transaction, which would be effected through the distribution of QHC common stock to the Company’s shareholders, is intended to be tax free to the Company and its shareholders, and is expected to close in the first half of 2016. The completion of the spin-off is subject to, among other requirements, the effectiveness of QHC’s registration statement on Form 10, requisite regulatory approvals, execution of operational transition agreements, the receipt of opinions of tax, legal and valuation advisors (including as to the tax-free nature of the transaction), market conditions and final Board approval. QHC filed an Amendment No. 3 to Form 10 on December 4, 2015 (the Form 10 has not yet become effective), which filing contains information regarding the contemplated spin-off and the anticipated business of QHC. The Form 10 is available on the SEC’s website but is not incorporated by reference into this Annual Report on Form 10-K. There can be no assurance regarding the ultimate timing of the spin-off, or that it will be completed. The results of operations for QHC have continued to be presented in continuing operations in the consolidated statement of income as the Company has determined that the planned spin-off of QHC does not meet the criteria as discontinued operations under ASU 2014-08.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5.  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill for the year ended December 31, 2015 are as follows (in millions):

	Year Ended December 31,
	2015	2014
Balance, beginning of year	$8,951	$4,424
Goodwill acquired as part of acquisitions during current year	39	4,527
Consideration and purchase price allocation adjustments for prior year’s acquisitions and other adjustments	11	-
Impairment or allocation of goodwill to hospitals held for sale	(36)	-

Balance, end of year	$8,965	$8,951

Goodwill is allocated to each identified reporting unit, which is defined as an operating segment or one level below the operating segment (referred to as a component of the entity). Management has determined that the Company’s operating segments and hospital management services operations meet the criteria to be classified as reporting units. At December 31, 2015, the hospital operations reporting unit, the home care agency operations reporting unit and the hospital management services reporting unit had approximately $8.9 billion, $47 million and $33 million, respectively, of goodwill.

Goodwill is evaluated for impairment at the same time every year and when an event occurs or circumstances change that, more likely than not, reduce the fair value of the reporting unit below its carrying value. There is a two-step method for determining goodwill impairment. Step one is to compare the fair value of the reporting unit with the unit’s carrying amount, including goodwill. If this test indicates the fair value is less than the carrying value, then step two is required to compare the implied fair value of the reporting unit’s goodwill with the carrying value of the reporting unit’s goodwill. The Company performed its last annual goodwill evaluation during the fourth quarter of 2015. No impairment was indicated by this evaluation. The next annual goodwill evaluation will be performed during the fourth quarter of 2016.

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

Intangible Assets

Approximately $1 million of intangible assets other than goodwill were acquired during the year ended December 31, 2015. The gross carrying amount of the Company’s other intangible assets subject to amortization was $82 million and $76 million at December 31, 2015 and 2014, respectively, and the net carrying amount was $31 million and $39 million at December 31, 2015 and 2014. The carrying amount of the Company’s other intangible assets not subject to amortization was $121 million and $131 million at December 31, 2015 and 2014,

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

respectively. Other intangible assets are included in other assets, net on the Company’s consolidated balance sheets. Substantially all of the Company’s intangible assets are contract-based intangible assets related to operating licenses, management contracts, or non-compete agreements entered into in connection with prior acquisitions.

The weighted-average remaining amortization period for the intangible assets subject to amortization is approximately four years. There are no expected residual values related to these intangible assets. Amortization expense on these intangible assets was $15 million, $13 million and $6 million during the years ended December 31, 2015, 2014 and 2013, respectively. Amortization expense on intangible assets is estimated to be $15 million in 2016, $5 million in 2017, $4 million in 2018, $2 million in 2019, $2 million in 2020 and $3 million thereafter.

The gross carrying amount of capitalized software for internal use was approximately $1.5 billion at each of December 31, 2015 and 2014, and the net carrying amount considering accumulated amortization was approximately $771 million and $790 million at December 31, 2015 and 2014, respectively. The estimated amortization period for capitalized internal-use software is generally three years, except for capitalized costs related to significant system conversions, which is generally eight to ten years. There is no expected residual value for capitalized internal-use software. At December 31, 2015, there was approximately $39 million of capitalized costs for internal-use software that is currently in the development stage and will begin amortization once the software project is complete and ready for its intended use. Amortization expense on capitalized internal-use software was $212 million, $260 million and $139 million during the years ended December 31, 2015, 2014 and 2013, respectively. Amortization expense on capitalized internal-use software is estimated to be $219 million in 2016, $179 million in 2017, $111 million in 2018, $65 million in 2019, $62 million in 2020 and $135 million thereafter.

In connection with the HMA merger, the Company further analyzed its intangible assets related to internal-use software used in certain of its hospitals for patient and clinical systems, including software required to meet criteria for meaningful use attestation and ICD-10 compliance. This analysis resulted in management reassessing its usage of certain software products and rationalizing that, with the addition of the HMA hospitals in the first quarter of 2014, those software applications were going to be discontinued and replaced with new applications that better integrate meaningful use and ICD-10 compliance, are more cost effective and can be implemented at a greater efficiency of scale over future implementations. During the year ended December 31, 2014, the Company recorded an impairment charge of approximately $24 million related to software in-process that was abandoned and the acceleration of amortization of approximately $75 million related to shortening the remaining useful life of software abandoned.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6.  INCOME TAXES

The provision for income taxes for income from continuing operations consists of the following (in millions):

	Year Ended December 31,
	2015	2014	2013
Current:
Federal	$7	$(29)	$27
State	7	3	6

	14	(26)	33
Deferred:
Federal	103	106	60
State	(1)	2	11

	102	108	71

Total provision for income taxes for income from continuing operations	$116	$82	$104

The following table reconciles the differences between the statutory federal income tax rate and the effective tax rate (dollars in millions):

	Year Ended December 31,
	2015		2014		2013
	Amount	%	Amount	%	Amount	%
Provision for income taxes at statutory federal rate	$144	35.0%	$120	35.0%	$121	35.0%
State income taxes, net of federal income tax benefit	13	3.3	11	3.2	11	3.1
Release of unrecognized tax benefit	-	-	(9)	(2.6)	-	-
Net income attributable to noncontrolling interests	(35)	(8.6)	(39)	(11.5)	(27)	(7.7)
Change in valuation allowance	(2)	(0.4)	-	-	-	-
Federal and state tax credits	(5)	(1.2)	(4)	(1.2)	(4)	(1.1)
Nondeductible transaction costs	-	-	3	0.9	-	-
Other	1	0.3	-	-	3	0.7

Provision for income taxes and effective tax rate for income from continuing operations	$116	28.4%	$82	23.8%	$104	30.0%

The Company’s effective tax rates were 28.4%, 23.8% and 30.0% for the years ended December 31, 2015, 2014 and 2013, respectively. The increase in the Company’s effective tax rate for the year ended December 31, 2015 is primarily impacted by the increase in income from continuing operations before income taxes after adjusting for the decrease in net income attributable to noncontrolling interests, which is not tax effected in the statement of income. Including the expense related to income attributable to noncontrolling interests, the effective tax rate for the years ended December 31, 2015, 2014 and 2013 would have been 37.6%, 35.5% and 38.5%, respectively.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Deferred income taxes are based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities under the provisions of the enacted tax laws. Deferred income taxes as of December 31, 2015 and 2014 consist of (in millions):

	December 31,
	2015		2014
	Assets	Liabilities	Assets	Liabilities
Net operating loss and credit carryforwards	$609	$-	$526	$-
Property and equipment	-	836	-	841
Self-insurance liabilities	149	-	176	-
Prepaid expenses	-	62	-	62
Intangibles	-	353	-	312
Investments in unconsolidated affiliates	-	133	-	133
Other liabilities	-	16	-	12
Long-term debt and interest	-	20	-	34
Accounts receivable	21	-	26	-
Accrued vacation	66	-	68	-
Other comprehensive income	45	-	39	-
Stock-based compensation	31	-	28	-
Deferred compensation	125	-	117	-
Other	117	-	180	-

	1,163	1,420	1,160	1,394
Valuation allowance	(336)	-	(280)	-

Total deferred income taxes	$827	$1,420	$880	$1,394

The Company believes that the net deferred tax assets will ultimately be realized, except as noted below. Its conclusion is based on its estimate of future taxable income and the expected timing of temporary difference reversals. The Company has state net operating loss carry forwards of approximately $5.7 billion, which expire from 2016 to 2035. The Company also has unrecognized deferred tax assets primarily related to interest expense that are included in other comprehensive income. If recognized, additional state net operating losses will be created which the Company does not expect to be able to utilize prior to the expiration of the carryforward period. A valuation allowance of approximately $6 million has been recognized for those items. With respect to the deferred tax liability pertaining to intangibles, as included above, goodwill purchased in connection with certain of the Company’s business acquisitions is amortizable for income tax reporting purposes. However, for financial reporting purposes, there is no corresponding amortization allowed with respect to such purchased goodwill.

The valuation allowance increased by $56 million during the year ended December 31, 2015 and increased by $109 million during the year ended December 31, 2014. In addition to amounts previously discussed, the change in valuation allowance relates to a redetermination of the amount of, and realizability of, net operating losses and credits in certain income tax jurisdictions.

The total amount of unrecognized benefit that would affect the effective tax rate, if recognized, was approximately $5 million as of December 31, 2015. A total of approximately $2 million of interest and penalties

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

is included in the amount of the liability for uncertain tax positions at December 31, 2015. It is the Company’s policy to recognize interest and penalties related to unrecognized benefits in its consolidated statements of income as income tax expense.

It is possible the amount of unrecognized tax benefit could change in the next 12 months as a result of a lapse of the statute of limitations and settlements with taxing authorities; however, the Company does not anticipate the change will have a material impact on the Company’s consolidated results of operations or consolidated financial position.

The following is a tabular reconciliation of the total amount of unrecognized tax benefit for the years ended December 31, 2015, 2014 and 2013 (in millions):

	Year Ended December 31,
	2015	2014	2013
Unrecognized tax benefit, beginning of year	$16	$-	$1
Gross increases — assumed liability of acquired entity	-	26	-
Reductions — tax positions in prior period	-	(8)	-
Lapse of statute of limitations	(1)	(1)	-
Settlements	-	(1)	(1)

Unrecognized tax benefit, end of year	$15	$16	$-

The Company, or one of its subsidiaries, files income tax returns in the United States federal jurisdiction and various state jurisdictions. The Company has extended the federal statute of limitations through December 31, 2016 for Triad Hospitals, Inc. for the tax periods ended December 31, 1999, December 31, 2000, April 30, 2001, June 30, 2001, December 31, 2001, December 31, 2002, December 31, 2003, December 31, 2004, December 31, 2005, December 31, 2006 and July 25, 2007. With few exceptions, the Company is no longer subject to state income tax examinations for years prior to 2011. The Company’s federal income tax returns for the 2009 and 2010 tax years are currently under examination by the Internal Revenue Service. The Company believes the results of these examinations will not be material to its consolidated results of operations or consolidated financial position. The Company has extended the federal statute of limitations through December 31, 2016 for Community Health Systems, Inc. for the tax periods ended December 31, 2007, 2008, 2009 and 2010, and through September 6, 2016 for the tax period ended December 31, 2011.

Cash paid for income taxes, net of refunds received, resulted in net cash paid of $12 million and $73 million during the years ended December 31, 2015 and 2013, respectively, and a net cash refund of $180 million during the year ended December 31, 2014.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. LONG-TERM DEBT

Long-term debt consists of the following (in millions):

	December 31,
	2015	2014
Credit Facility:
Term A Loan	$850	$950
Term D Loan	-	4,555
Term E Loan	-	1,660
Term F Loan	1,687	-
Term G Loan	1,592	-
Term H Loan	2,929	-
Revolving credit loans	159	-
8% Senior Notes due 2019	2,015	2,018
7 1⁄8% Senior Notes due 2020	1,200	1,200
5 1⁄8% Senior Secured Notes due 2018	1,600	1,600
5 1⁄8% Senior Secured Notes due 2021	1,000	1,000
6 7⁄8% Senior Notes due 2022	3,000	3,000
Receivables Facility	700	614
Capital lease obligations	227	228
Other	92	91

Total debt	17,051	16,916
Less current maturities	(229)	(235)

Total long-term debt	$16,822	$16,681

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

The Credit Facility contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the Company’s and its subsidiaries’ ability, subject to certain exceptions, to, among other things (1) declare dividends, make distributions or redeem or repurchase capital stock, (2) prepay, redeem or repurchase other debt, (3) incur liens or grant negative pledges, (4) make loans and investments and enter into acquisitions and joint ventures, (5) incur additional indebtedness or provide certain guarantees, (6) make capital expenditures, (7) engage in mergers, acquisitions and asset sales, (8) conduct transactions with affiliates, (9) alter the nature of the Company’s businesses, (10) grant certain guarantees with respect to physician

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

practices, (11) engage in sale and leaseback transactions or (12) change the Company’s fiscal year. The Company is also required to comply with specified financial covenants (consisting of a maximum secured net leverage ratio and an interest coverage ratio) and various affirmative covenants. The Company was in compliance with all such covenants at December 31, 2015.

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

As of December 31, 2015, the availability for additional borrowings under the Credit Facility, after taking into account the $159 million outstanding at that date, was approximately $841 million pursuant to the Revolving Facility, of which $66 million was set aside for outstanding letters of credit. CHS has the ability to amend the Credit Facility to provide for one or more tranches of term loans or increases in the Revolving Facility in an aggregate principal amount of $1.5 billion, which CHS has not yet accessed. As of December 31, 2015, the weighted-average interest rate under the Credit Facility, excluding swaps, was 4.3%.

As of December 31, 2015, the term loans and outstanding revolving credit loans are scheduled to be paid with principal payments for future years as follows (in millions):

Year	Amount
2016	$162
2017	212
2018	2,149
2019	1,883
2020	29
Thereafter	2,782

Total	$7,217

As of December 31, 2015, the Company had letters of credit issued, primarily in support of potential insurance-related claims and certain bonds, of approximately $66 million.

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

Receivables Facility

On March 21, 2012, through certain of its subsidiaries, CHS entered into an accounts receivable loan agreement (the “Receivables Facility”) with a group of lenders and banks, Credit Agricolé Corporate and Investment Bank, as a managing agent and as the administrative agent, and The Bank of Nova Scotia, as a managing agent. On March 7, 2013, CHS and certain of its subsidiaries amended the Receivables Facility to add an additional managing agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd., to increase the size of the facility from $300 million to $500 million and to extend the scheduled termination date. Additional subsidiaries also agreed to participate in the Receivables Facility as of that date. On March 31, 2014, CHS and certain of its subsidiaries amended the Receivables Facility to increase the size of the facility from $500 million to $700 million and to extend the scheduled termination date. Additional subsidiaries also agreed to participate in the Receivables Facility as of that date. On November 13, 2015, CHS and certain of its subsidiaries amended the Receivables Facility to extend the scheduled termination date and amend certain other provisions thereof. The existing and future non-self pay patient-related accounts receivable (the “Receivables”) for certain affiliated hospitals serve as collateral for the outstanding borrowings under the Receivables Facility. The interest rate on the borrowings is based on the commercial paper rate plus an applicable interest rate spread. Unless earlier terminated or subsequently extended pursuant to its terms, the Receivables Facility will expire on November 13, 2017, subject to customary termination events that could cause an early termination date. CHS maintains effective control over the Receivables because, pursuant to the terms of the Receivables Facility, the Receivables are sold from certain of CHS’ subsidiaries to CHS, and CHS then sells or contributes the Receivables to a special-purpose entity that is wholly-owned by CHS. The wholly-owned special-purpose entity in turn grants security interests in the Receivables in exchange for borrowings obtained from the group of third-party lenders and banks of up to $700 million outstanding from time to time based on the availability of eligible Receivables and other customary factors. The group of third-party lenders and banks do not have recourse to CHS or its subsidiaries beyond the assets of the wholly-owned special-purpose entity that collateralizes the loan. The Receivables and other assets of the wholly-owned special-purpose entity will be available first and foremost to satisfy the claims of the creditors of such entity. The outstanding borrowings pursuant to the Receivables Facility at December 31, 2015 totaled $700 million and are classified as long-term debt on the consolidated balance sheet. At December 31, 2015, the carrying amount of Receivables included in the Receivables Facility totaled approximately $1.7 billion and is included in patient accounts receivable on the consolidated balance sheet.

The Company has transitioned all of its hospitals to the ICD-10 coding system, which was required of all healthcare providers covered by the Health Insurance Portability and Accountability Act (“HIPAA”). This transition involved a significant capital investment in technology and coding of our information systems, as well as significant costs related to training of staff involved with coding and billing. As noted in the Company’s risk factors set forth in this Annual Report on Form 10-K, the potential for delay in billing and collection on patient receivables resulting from these changes or from new payment systems and processes implemented by third-party payors could have an adverse effect on the quality of receivables that serve as collateral under the Receivables Facility, resulting in a potential default or repayment of outstanding borrowings. Should such a repayment of borrowings under the Receivables Facility be required, the Company has availability, and expects that it will continue to have availability, under its Revolving Facility to provide sufficient financial resources and liquidity to fund the repayment.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Loss from Early Extinguishment of Debt

The financing transactions discussed above resulted in a loss from the early extinguishment of debt of $16 million, $73 million and $1 million for the years ended December 31, 2015, 2014 and 2013, respectively, and an after-tax loss of $10 million, $45 million and $1 million for the years ended December 31, 2015 and 2014 and 2013, respectively.

Other Debt

As of December 31, 2015, other debt consisted primarily of the mortgage obligation on the Company’s corporate headquarters and other obligations maturing in various installments through 2020.

To limit the effect of changes in interest rates on a portion of the Company’s long-term borrowings, the Company is a party to 13 separate interest swap agreements in effect at December 31, 2015, with an aggregate notional amount for currently effective swaps of $3.0 billion, and two forward-starting swap agreements with an aggregate notional amount of $500 million. On each of these swaps, the Company receives a variable rate of interest based on the three-month LIBOR in exchange for the payment of a fixed rate of interest. The Company currently pays, on a quarterly basis, interest on the Revolving Facility and the Term A Facility at a rate per annum equal to LIBOR plus 2.75%. Loans in respect of the Term F Facility accrue interest at a rate per annum equal to LIBOR plus 3.25%. The Term G Loan and Term H Loan accrue interest at a rate per annum equal to LIBOR plus 2.75% and 3.00%, in the case of LIBOR borrowings, respectively, and Alternate Base Rate plus 1.75% and 2.00%, respectively, in the case of Alternate Base Rate Borrowings. The Term G Loan and the Term H Loan are subject to a 1.00% LIBOR floor and a 2.00% Alternate Base Rate floor. See Note 8 for additional information regarding these swaps.

As of December 31, 2015, the scheduled maturities of long-term debt outstanding, including capital lease obligations for each of the next five years and thereafter are as follows (in millions):

Year	Amount
2016	$229
2017	963
2018	3,767
2019	3,919
2020	1,239
Thereafter	6,919

Total maturities	17,036
Plus unamortized note premium	15

Total long-term debt	$17,051

The Company paid interest of $925 million, $831 million and $583 million on borrowings during the years ended December 31, 2015, 2014 and 2013, respectively.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8. FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments has been estimated by the Company using available market information as of December 31, 2015 and December 31, 2014, and valuation methodologies considered appropriate. The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange (in millions):

	December 31,
	2015		2014
	Carrying	Estimated Fair	Carrying	Estimated Fair
	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	$184	$184	$509	$509
Available-for-sale securities	271	271	280	280
Trading securities	61	61	55	55
Liabilities:
Contingent Value Right	2	2	6	6
Credit Facility	7,217	7,115	7,165	7,143
8% Senior Notes	2,015	2,018	2,018	2,139
7 1⁄8% Senior Notes	1,200	1,193	1,200	1,282
2018 Senior Secured Notes	1,600	1,610	1,600	1,655
2021 Senior Secured Notes	1,000	997	1,000	1,041
6 7⁄8% Senior Notes	3,000	2,858	3,000	3,194
Receivables Facility and other debt	792	792	705	705

The estimated fair value is determined using the methodologies discussed below in accordance with accounting standards related to the determination of fair value based on the U.S. GAAP fair value hierarchy as discussed in Note 9. The estimated fair value for financial instruments with a fair value that does not equal its carrying value is considered a Level 1 valuation. The Company utilizes the market approach and obtains indicative pricing from the administrative agent to the Credit Facility to determine fair values or through publicly available subscription services such as Bloomberg where relevant.

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

The Company assesses the effectiveness of its hedge instruments on a quarterly basis. For the years ended December 31, 2015 and 2014, the Company completed an assessment of the cash flow hedge instruments and determined the hedges to be highly effective. The Company has also determined that the ineffective portion of the hedges do not have a material effect on the Company’s consolidated financial position, operations or cash flows. The counterparties to the interest rate swap agreements expose the Company to credit risk in the event of nonperformance. However, at December 31, 2015, all of the swap agreements entered into by the Company were in a net liability position such that the Company would be required to make the net settlement payments to the counterparties; the Company does not anticipate nonperformance by those counterparties. The Company does not hold or issue derivative financial instruments for trading purposes.

Interest rate swaps consisted of the following at December 31, 2015:

Swap #	Notional Amount (in millions)	Fixed Interest Rate	Termination Date	Fair Value (in millions)
1	$300	3.447%	August 6, 2016	$5
2	100	3.401%	August 19, 2016	2
3	200	3.429%	August 19, 2016	3
4	200	3.500%	August 30, 2016	4
5	100	3.005%	November 30, 2016	2
6	200	2.055%	July 25, 2019	4
7	200	2.059%	July 25, 2019	4
8	400	1.882%	August 30, 2019	3
9	200	2.515%	August 30, 2019	6
10	200	2.613%	August 30, 2019	6
11	300	2.041%	August 30, 2020	2
12	300	2.738%	August 30, 2020	11
13	300	2.892%	August 30, 2020	14
14	300	2.363%	January 27, 2021	6	(1)
15	200	2.368%	January 27, 2021	4	(1)

(1)	This interest rate swap becomes effective February 29, 2016.

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

Assuming no change in December 31, 2015 interest rates, approximately $54 million of interest expense resulting from the spread between the fixed and floating rates defined in each interest rate swap agreement will be recognized during the next 12 months. If interest rate swaps do not remain highly effective as a cash flow hedge, the derivatives’ gains or losses resulting from the change in fair value reported through OCI will be reclassified into earnings.

The following tabular disclosure provides the amount of pre-tax loss recognized as a component of OCI during the years ended December 31, 2015, 2014 and 2013 (in millions):

	Amount of Pre-Tax Loss Recognized in
	OCI (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Year Ended December 31,
	2015	2014	2013
Interest rate swaps	$(51)	$(41)	$(6)

The following tabular disclosure provides the location of the effective portion of the pre-tax loss reclassified from accumulated other comprehensive loss (“AOCL”) into interest expense on the consolidated statements of income during the years ended December 31, 2015, 2014 and 2013 (in millions):

	Amount of Pre-Tax Loss Reclassified from
Location of Loss Reclassified from	AOCL into Income (Effective Portion)
AOCL into Income (Effective Portion)	Year Ended December 31,
	2015	2014	2013
Interest expense, net	$42	$61	$100

The fair values of derivative instruments in the consolidated balance sheets as of December 31, 2015 and December 31, 2014 were as follows (in millions):

	Asset Derivatives				Liability Derivatives
	December 31, 2015		December 31, 2014		December 31, 2015		December 31, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments	Other assets, net	$-	Other assets, net	$-	Other long- term liabilities	$76	Other long- term liabilities	$68

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as of December 31, 2015 and December 31, 2014 (in millions):

	December 31, 2015	Level 1	Level 2	Level 3
Available-for-sale securities	$271	$155	$116	$-
Trading securities	61	61	-	-

Total assets	$332	$216	$116	$-

Contingent Value Right (CVR)	$2	$2	$-	$-
CVR-related liability	261	-	-	261
Fair value of interest rate swap agreements	76	-	76	-

Total liabilities	$339	$2	$76	$261

	December 31, 2014	Level 1	Level 2	Level 3

Available-for-sale securities	$280	$151	$129	$-
Trading securities	55	55	-	-

Total assets	$335	$206	$129	$-

Contingent Value Right (CVR)	$6	$6	$-	$-
CVR-related liability	265	-	-	265
Fair value of interest rate swap agreements	68	-	68	-

Total liabilities	$339	$6	$68	$265

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Supplemental information regarding the Company’s available-for-sale securities (all of which had no withdrawal restrictions) is set forth in the table below (in millions):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Values
As of December 31, 2015:
Debt securities and debt-based mutual funds
Government and corporate	$161	$1	$(6)	$156
Equity securities and equity-based mutual funds
Domestic	79	15	(1)	93
International	21	1	-	22

Totals	$261	$17	$(7)	$271

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Values
As of December 31, 2014:
Debt securities and debt-based mutual funds
Government and corporate	$161	$3	$(2)	$162
Equity securities and equity-based mutual funds
Domestic	73	18	-	91
International	24	4	(1)	27

Totals	$258	$25	$(3)	$280

As of December 31, 2015 and 2014, investments with aggregate estimated fair values of approximately $119 million (329 investments) and $96 million (300 investments), respectively, generated the gross unrealized losses disclosed in the above table. At each reporting date, the Company performs an evaluation of impaired securities to determine if the unrealized losses are other-than-temporary. This evaluation considers a number of factors including, but not limited to, the length of time and extent to which the fair value has been less than cost, and management’s ability and intent to hold the securities until fair value recovers. Based on the results of this evaluation, management concluded that as of December 31, 2015, there are approximately $5 million of other-than-temporary losses related to available-for-sale securities. The recent declines in value of the remaining securities and/or length of time they have been below cost, as well as the Company’s ability and intent to hold the securities for a reasonable period of time sufficient for a projected recovery of fair value, have caused management to conclude that the remaining securities, that have generated gross unrealized losses, were not other-than-temporarily impaired. Management will continue to monitor and evaluate the recoverability of the Company’s available-for-sale securities.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The contractual maturities of debt-based securities held by the Company as of December 31, 2015 and 2014, excluding mutual fund holdings, are set forth in the table below (in millions). Expected maturities will differ from contractual maturities because the issuers of the debt securities may have the right to prepay their obligations without prepayment penalties.

	December 31, 2015		December 31, 2014
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Values	Cost	Fair Values
Within 1 year	$1	$1	$1	$1
After 1 year and through year 5	12	12	15	15
After 5 years and through year 10	11	11	16	16
After 10 years	22	22	20	21

Gross realized gains and losses on sales of available-for-sale securities and other investment income, which includes interest and dividends, are summarized in the table below (in millions):

	Year Ended December 31,
	2015	2014	2013
Realized gains	$8	$13	$1
Realized losses	(6)	(3)	-
Investment income	8	8	1

Contingent Value Right (CVR)

The CVR represents the estimate of the fair value for the contingent consideration paid to HMA shareholders as part of the HMA merger. The CVR is listed on the NASDAQ and the valuation at December 31, 2015 is based on the quoted trading price for the CVR on the last day of the period. Changes in the estimated fair value of the CVR are recorded through the consolidated statement of income.

CVR-related Liability

The CVR-related legal liability represents the Company’s estimate of fair value at December 31, 2015 of the liability associated with the legal matters assumed in the HMA merger, which are included in accrued liabilities in the accompanying consolidated balance sheet. This liability did not include those matters previously accrued by HMA as a probable contingency, which have been settled and paid during the year ended December 31, 2015. To develop the estimate of fair value, the Company engaged an independent third-party valuation firm to measure the liability. The valuation was made utilizing the Company’s estimates of future outcomes for each legal case and simulating future outcomes based on the timing, probability and distribution of several scenarios using a Monte Carlo simulation model. Other inputs were then utilized for discounting the liability to the measurement date. The HMA legal matters underlying this fair value estimate were evaluated by management to determine the likelihood and impact of each of the potential outcomes. Using that information, as well as the potential correlation and variability associated with each case, a fair value was determined for the estimated future cash outflows to conclude or settle the HMA legal matters included in the analysis, excluding legal fees (which are expensed as incurred). Because of the unobservable nature of the majority of the inputs used to value the liability, the Company has classified the fair value measurement as a Level 3 measurement in the fair value hierarchy.

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

The Company incorporates CVAs to appropriately reflect both its own nonperformance or credit risk and the respective counterparty’s nonperformance or credit risk in the fair value measurements. In adjusting the fair value of its interest rate swap agreements for the effect of nonperformance or credit risk, the Company has considered the impact of any netting features included in the agreements. The CVA on the Company’s interest rate swap agreements resulted in a decrease in the fair value of the related liability of $4 million and an after-tax adjustment of $2 million to OCI at both December 31, 2015 and 2014.

The majority of the inputs used to value the Company’s interest rate swap agreements, including the forward interest rate curves and market perceptions of the Company’s credit risk used in the CVAs, are observable inputs available to a market participant. As a result, the Company has determined that the interest rate swap valuations are classified in Level 2 of the fair value hierarchy.

Other

During the year ended December 31, 2015, the Company impaired certain long-lived assets for several smaller hospitals, utilizing observable market-based inputs, reducing the carrying value of those hospitals to their total fair value of approximately $202 million.

10. LEASES

The Company leases hospitals, medical office buildings, and certain equipment under capital and operating lease agreements. During 2015, 2014 and 2013, the Company entered into capital lease obligations of $50 million, $18 million and $4 million, respectively. All lease agreements generally require the Company to pay maintenance, repairs, property taxes and insurance costs.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Commitments relating to noncancellable operating and capital leases for each of the next five years and thereafter are as follows (in millions):

Year Ended December 31,	Operating (1)	Capital

2016	$288	$48
2017	225	34
2018	162	23
2019	117	19
2020	88	15
Thereafter	222	245

Total minimum future payments	$1,102	384

Less: Imputed interest		(157)

Total capital lease obligations		227
Less: Current portion		(42)

Long-term capital lease obligations		$185

(1)	Minimum lease payments have not been reduced by minimum sublease rentals due in the future of $26 million.

Assets capitalized under capital leases as reflected in the accompanying consolidated balance sheets were $74 million of land and improvements, $793 million of buildings and improvements and $112 million of equipment and fixtures as of December 31, 2015 and $77 million of land and improvements, $623 million of buildings and improvements and $125 million of equipment and fixtures as of December 31, 2014. The accumulated depreciation related to assets under capital leases was $246 million and $196 million as of December 31, 2015 and 2014, respectively. Depreciation of assets under capital leases is included in depreciation and amortization expense and amortization of debt discounts on capital lease obligations is included in interest expense in the accompanying consolidated statements of income.

11. EMPLOYEE BENEFIT PLANS

The Company maintains various benefit plans, including defined contribution plans, defined benefit plans and deferred compensation plans, for which certain of the Company’s subsidiaries are the plan sponsors. The CHS/Community Health Systems, Inc. Retirement Savings Plan is a defined contribution plan which covers the majority of the employees at subsidiaries owned prior to the HMA merger. Employees at these locations whose employment is covered by collective bargaining agreements are generally eligible to participate in the CHS/Community Health Systems, Inc. Standard 401(k) Plan. The Company also maintains the Health Management Associates, Inc. Retirement Savings Plan, a defined contribution plan covering substantially all of the employees formerly employed by HMA. Total expense to the Company under the 401(k) plans was $103 million, $99 million and $102 million for the years ended December 31, 2015, 2014 and 2013, respectively, and is recorded in salaries and benefits expense on the consolidated statements of income.

The Company maintains unfunded deferred compensation plans that allow participants to defer receipt of a portion of their compensation. The liability for the deferred compensation plans was $199 million and $187 million as of December 31, 2015 and 2014, respectively, and is included in other long-term liabilities on the consolidated balance sheets. The Company had assets of $197 million and $182 million as of December 31, 2015

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

and 2014, respectively, in a non-qualified plan trust generally designated to pay benefits of the deferred compensation plans, consisting of trading securities of $61 million and $55 million as of December 31, 2015 and 2014, respectively, and company-owned life insurance contracts of $136 million and $127 million as of December 31, 2015 and 2014, respectively.

The Company provides an unfunded Supplemental Executive Retirement Plan (“SERP”) for certain members of its executive management. The Company uses a December 31 measurement date for the benefit obligations and a January 1 measurement date for its net periodic costs for the SERP. Variances from actuarially assumed rates will result in increases or decreases in benefit obligations and net periodic cost in future periods. Benefits expense under the SERP was $12 million, $11 million and $14 million for the years ended December 31, 2015, 2014 and 2013, respectively. The accrued benefit liability for the SERP totaled $131 million at December 31, 2015 and $121 million at December 31, 2014, and is included in other long-term liabilities on the consolidated balance sheets. The weighted-average assumptions used in determining net periodic cost for the year ended December 31, 2015 was a discount rate of 3.2% and annual salary increase of 3.0%. The Company had available-for-sale securities in a rabbi trust generally designated to pay benefits of the SERP in the amounts of $95 million and $96 million at December 31, 2015 and 2014, respectively. These amounts are included in other assets, net on the consolidated balance sheets.

The Company maintains the CHS/Community Health Systems, Inc. Retirement Income Plan (“Pension Plan”), which is a defined benefit, non-contributory pension plan that covers certain employees at three of its hospitals. The Pension Plan provides benefits to covered individuals satisfying certain age and service requirements. Employer contributions to the Pension Plan are in accordance with the minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended. The Company expects to make no contribution to the Pension Plan in 2016. The Company uses a December 31 measurement date for the benefit obligations and a January 1 measurement date for its net periodic costs for the Pension Plan. Variances from actuarially assumed rates will result in increases or decreases in benefit obligations, net periodic cost and funding requirements in future periods. Benefits expense under the Pension Plan was less than $1 million for each of the years ended December 31, 2015, 2014 and 2013, respectively. The accrued benefit liability for the Pension Plan totaled $13 million at December 31, 2015 and $15 million at December 31, 2014, and is included in other long-term liabilities on the consolidated balance sheets. The weighted-average assumptions used for determining the net periodic cost for the year ended December 31, 2015 was a discount rate of 4.0% and the expected long-term rate of return on assets of 7.0%.

12. STOCKHOLDERS’ EQUITY

Authorized capital shares of the Company include 400,000,000 shares of capital stock consisting of 300,000,000 shares of common stock and 100,000,000 shares of preferred stock. Each of the aforementioned classes of capital stock has a par value of $0.01 per share. Shares of preferred stock, none of which were outstanding as of December 31, 2015, may be issued in one or more series having such rights, preferences and other provisions as determined by the Board of Directors without approval by the holders of common stock.

On November 6, 2015, the Company adopted a new open market repurchase program for up to 10,000,000 shares of our common stock, not to exceed $300 million in repurchases. The repurchase program will expire on the earlier of November 5, 2018, when the maximum number of shares has been repurchased, or when the maximum dollar amount has been expended. During the year ended December 31, 2015, the Company repurchased and retired 532,188 shares at a weighted-average price of $27.31 per share.

On December 10, 2014, the Company adopted an open market repurchase program for up to 5,000,000 shares of the Company’s common stock, not to exceed $150 million in repurchases. This repurchase program expired on

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 1, 2015. During the year ended December 31, 2015, the Company repurchased and retired the maximum 5,000,000 shares of our common stock authorized for repurchase under this program at a weighted-average price of $28.84 per share.

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

The Company is a holding company which operates through its subsidiaries. The Company’s Credit Facility and the indentures governing the senior and senior secured notes contain various covenants under which the assets of the subsidiaries of the Company are subject to certain restrictions relating to, among other matters, dividends and distributions, as referenced in the paragraph below.

With the exception of a special cash dividend of $0.25 per share paid by the Company in December 2012, historically, the Company has not paid any cash dividends. Subject to certain exceptions, the Company’s Credit Facility limits the ability of the Company’s subsidiaries to pay dividends and make distributions to the Company, and limits the Company’s ability to pay dividends and/or repurchase stock, to an amount not to exceed $200 million in the aggregate plus an additional $25 million in any particular year plus the aggregate amount of proceeds from the exercise of stock options. The indentures governing the senior and senior secured notes also restrict the Company’s subsidiaries from, among other matters, paying dividends and making distributions to the Company, which thereby limits the Company’s ability to pay dividends and/or repurchase stock. As of December 31, 2015, under the most restrictive test under these agreements (and subject to certain exceptions), the Company has approximately $318 million remaining available with which to pay permitted dividends and/or repurchase shares of stock or its senior and senior secured notes.

The following schedule discloses the effects of changes in the Company’s ownership interest in its less-than-wholly-owned subsidiaries on Community Health Systems, Inc. stockholders’ equity (in millions):

	Year Ended December 31,
	2015	2014	2013
Net income attributable to Community Health Systems, Inc. stockholders	$ 158	$ 92	$ 141
Transfers to the noncontrolling interests:
Net decrease in Community Health Systems, Inc. paid-in capital for purchase of subsidiary partnership interests	(16)	(2)	(1)

Net transfers to the noncontrolling interests	(16)	(2)	(1)

Change to Community Health Systems, Inc. stockholders’ equity from net income attributable to Community Health Systems, Inc. stockholders and transfers to noncontrolling interests	$142	$90	$140

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13. EARNINGS PER SHARE

The following table sets forth the components of the numerator and denominator for the computation of basic and diluted earnings per share for income from continuing operations, discontinued operations and net income attributable to Community Health Systems, Inc. common stockholders (in millions, except share data):

	Year Ended December 31,
	2015	2014	2013
Numerator:
Income from continuing operations, net of taxes	$295	$ 260	$242
Less: Income from continuing operations attributable to noncontrolling interests, net of taxes	101	111	76

Income from continuing operations attributable to Community Health Systems, Inc. common stockholders — basic and diluted	$194	$ 149	$166

Loss from discontinued operations, net of taxes	$(36)	$ (57)	$(25)
Less: Loss from discontinued operations attributable to noncontrolling interests, net of taxes	-	-	-

Loss from discontinued operations attributable to Community Health Systems, Inc. common stockholders — basic and diluted	$(36)	$ (57)	$(25)

Denominator:
Weighted-average number of shares outstanding — basic	114,454,674	111,579,088	92,633,332
Effect of dilutive securities:
Restricted stock awards	449,961	377,190	448,567
Employee stock options	357,188	578,395	714,560
Other equity-based awards	10,581	14,647	18,554

Weighted-average number of shares outstanding — diluted	115,272,404	112,549,320	93,815,013

	Year Ended December 31,
	2015	2014	2013
Dilutive securities outstanding not included in the computation of earnings per share because their effect is antidilutive:

Employee stock options and restricted stock awards	255,564	472,570	-

14. EQUITY INVESTMENTS

As of December 31, 2015, the Company owned equity interests of 27.5% in four hospitals in Las Vegas, Nevada, and 26.1% in one hospital in Las Vegas, Nevada, in which Universal Health Services, Inc. owns the majority interest, and an equity interest of 38.0% in three hospitals in Macon, Georgia, in which HCA Holdings, Inc. “HCA” owns the majority interest.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Summarized combined financial information for these unconsolidated entities in which the Company owns an equity interest is as follows (in millions):

	December 31,
	2015	2014

Current assets	$283	$268
Noncurrent assets	838	861

Total assets	$1,121	$1,129

Current liabilities	$111	$117
Noncurrent liabilities	2	2
Members’ equity	1,008	1,010

Total liabilities and equity	$1,121	$1,129

	Year Ended December 31,
	2015	2014	2013
Revenues	$1,494	$1,368	$1,246
Operating costs and expenses	1,287	1,184	1,117
Income from continuing operations before taxes	207	184	130

The summarized financial information was derived from the financial information provided to the Company by those unconsolidated entities.

In March 2005, the Company began purchasing items, primarily medical supplies, medical equipment and pharmaceuticals, under an agreement with HealthTrust Purchasing Group, L.P. (“HealthTrust”), a group purchasing organization in which the Company is a noncontrolling partner. As part of the HMA merger, the Company acquired HMA’s ownership in HealthTrust. As of December 31, 2015, the Company had a 24.7% ownership interest in HealthTrust.

The Company’s investment in all of its unconsolidated affiliates was $479 million and $470 million at December 31, 2015 and December 31, 2014, respectively, and is included in other assets, net in the accompanying consolidated balance sheets. Included in the Company’s results of operations is the Company’s equity in pre-tax earnings from all of its investments in unconsolidated affiliates, which was $63 million, $48 million and $43 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The distribution between reportable segments of the Company’s net operating revenues, income from continuing operations before income taxes, expenditures for segment assets and total assets is summarized in the following tables (in millions):

	Year Ended December 31,
	2015	2014	2013

Net operating revenues:
Hospital operations	$19,234	$18,399	$12,637
Corporate and all other	203	240	182

Total	$19,437	$18,639	$12,819

Income (loss) from continuing operations before income taxes:
Hospital operations	$767	$772	$575
Corporate and all other	(356)	(430)	(229)

Total	$411	$342	$346

Expenditures for segment assets:
Hospital operations	$915	$817	$583
Corporate and all other	38	36	31

Total	$953	$853	$614

	December 31,
	2015	2014
Total assets:
Hospital operations	$25,271	$25,014
Corporate and all other	1,590	2,407

Total	$26,861	$27,421

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

16. OTHER COMPREHENSIVE INCOME

The following tables present information about items reclassified out of accumulated other comprehensive income (loss) by component for the years ended December 31, 2015 and 2014 (in millions, net of tax):

	Change in Fair Value of Interest Rate Swaps	Change in Fair Value of Available for Sale Securities	Change in Unrecognized Pension Cost Components	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2014	$(43)	$7	$(27)	$(63)
Other comprehensive (loss) income before reclassifications	(32)	(6)	(1)	(39)
Amounts reclassified from accumulated other comprehensive income (loss)	27	-	2	29

Net current-period other comprehensive (loss) income	(5)	(6)	1	(10)

Balance as of December 31, 2015	$(48)	$1	$(26)	$(73)

	Change in Fair Value of Interest Rate Swaps	Change in Fair Value of Available for Sale Securities	Change in Unrecognized Pension Cost Components	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2013	$(56)	$7	$(18)	$(67)
Other comprehensive (loss) income before reclassifications	(26)	-	(10)	(36)
Amounts reclassified from accumulated other comprehensive income (loss)	39	-	1	40

Net current-period other comprehensive income (loss)	13	-	(9)	4

Balance as of December 31, 2014	$(43)	$7	$(27)	$(63)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables present a subtotal for each significant reclassification to net income out of AOCL and the line item affected in the accompanying consolidated statement of income for the years ended December 31, 2015 and 2014 (in millions):

	Amount reclassified from AOCL	Affected line item in the statement where net income is presented
Details about accumulated other comprehensive income (loss) components	Year Ended December 31, 2015
Gains and losses on cash flow hedges
Interest rate swaps	$(42)	Interest expense, net
	15	Tax benefit

	$(27)	Net of tax

Amortization of defined benefit pension items
Prior service costs	$(1)	Salaries and benefits
Actuarial losses	(2)	Salaries and benefits

	(3)	Total before tax
	1	Tax benefit

	$(2)	Net of tax

	Amount reclassified from AOCL	Affected line item in the statement where net income is presented
Details about accumulated other comprehensive income (loss) components	Year Ended December 31, 2014
Gains and losses on cash flow hedges
Interest rate swaps	$(61)	Interest expense, net
	22	Tax benefit

	$(39)	Net of tax

Amortization of defined benefit pension items
Prior service costs	$(1)	Salaries and benefits
Actuarial losses	(1)	Salaries and benefits

	(2)	Total before tax
	1	Tax benefit

	$(1)	Net of tax

17. COMMITMENTS AND CONTINGENCIES

Construction and Other Capital Commitments. Pursuant to a hospital purchase agreement in effect as of December 31, 2015, the Company has agreed to build a replacement facility in York, Pennsylvania. The estimated construction cost, including equipment costs, is approximately $125 million. This project is required to be completed in 2017 and approximately $5 million has been expended through December 31, 2015 related to this replacement hospital. In addition, under other purchase agreements outstanding at December 31, 2015, the

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Company has committed to spend approximately $516 million for costs such as capital improvements, equipment, selected leases and physician recruiting. These commitments are required to be fulfilled generally over a five to seven year period after acquisition. Through December 31, 2015, the Company has spent approximately $254 million related to these commitments.

Physician Recruiting Commitments.     As part of its physician recruitment strategy, the Company provides income guarantee agreements to certain physicians who agree to relocate to its communities and commit to remain in practice there. Under such agreements, the Company is required to make payments to the physicians in excess of the amounts they earned in their practice up to the amount of the income guarantee. These income guarantee periods are typically for 12 months. Such payments are recoverable by the Company from physicians who do not fulfill their commitment period, which is typically three years, to the respective community. At December 31, 2015, the maximum potential amount of future payments under these guarantees in excess of the liability recorded is $34 million.

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

The net present value of the projected payments was discounted using a weighted-average risk-free rate of 1.6%, 1.7% and 1.6% in 2015, 2014 and 2013, respectively. This liability is adjusted for new claims information in the period such information becomes known. The Company’s estimated liability for professional and general liability claims was $901 million and $924 million as of December 31, 2015 and 2014, respectively. The estimated undiscounted claims liability was $949 million and $964 million as of December 31, 2015 and 2014, respectively. The current portion of the liability for professional and general liability claims was $156 million and $164 million as of December 31, 2015 and 2014, respectively, and is included in other accrued liabilities in the accompanying consolidated balance sheets, with the long-term portion recorded in other long-term liabilities. Professional malpractice expense includes the losses resulting from professional liability claims and loss adjustment expense, as well as paid excess insurance premiums, and is presented within other operating expenses in the accompanying consolidated statements of income.

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

The Company is primarily self-insured for professional liability claims; however, the Company obtains excess insurance that transfers the risk of loss to a third-party insurer for claims in excess of self-insured retentions. The Company’s excess insurance is underwritten on a claims-made basis. For claims reported prior to June 1, 2002, substantially all of the Company’s professional and general liability risks were subject to a less than $1 million per occurrence self-insured retention and for claims reported from June 1, 2002 through June 1, 2003, these self-insured retentions were $2 million per occurrence. Substantially all claims reported after June 1, 2003 and before June 1, 2005 are self-insured up to $4 million per claim. Substantially all claims reported on or after June 1, 2005 and before June 1, 2014 are self-insured up to $5 million per claim. Substantially all claims reported on or after June 1, 2014 are self-insured up to $10 million per claim. Management on occasion has selectively increased the insured risk at certain hospitals based upon insurance pricing and other factors and may continue that practice in the future. Excess insurance for all hospitals has been purchased through commercial insurance companies and generally covers the Company for liabilities in excess of the self-insured retentions. The excess coverage consists of multiple layers of insurance, the sum of which totals up to $95 million per occurrence and in the aggregate for claims reported on or after June 1, 2003, up to $145 million per occurrence and in the aggregate for claims reported on or after January 1, 2008, up to $195 million per occurrence and in the aggregate for claims reported on or after June 1, 2010, and up to $220 million per occurrence and in the aggregate for claims reported on or after June 1, 2015. In addition, for integrated occurrence malpractice claims, there is an additional $50 million of excess coverage for claims reported on or after June 1, 2014 and an additional $75 million of excess coverage for claims reported on or after June 1, 2015. For certain policy years prior to June 1, 2014, if the first aggregate layer of excess coverage becomes fully utilized, then the Company’s self-insured retention will increase to $10 million per claim for any subsequent claims in that policy year until the Company’s total aggregate coverage is met.

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

Effective January 1, 2008, the hospitals acquired from Triad were insured on a claims-made basis as described above and through commercial insurance companies as described above for substantially all claims occurring on or after January 1, 2002 and reported on or after January 1, 2008. Substantially all losses for the former Triad hospitals in periods prior to May 1, 1999 were insured through a wholly-owned insurance subsidiary of HCA, Triad’s owner prior to that time, and excess loss policies maintained by HCA. HCA has agreed to indemnify the former Triad hospitals in respect of claims covered by such insurance policies arising prior to May 1, 1999. After May 1, 1999 through December 31, 2006, the former Triad hospitals obtained insurance coverage on a claims incurred basis from HCA’s wholly-owned insurance subsidiary, with excess coverage obtained from other carriers that is subject to certain deductibles. Effective for claims incurred after December 31, 2006, Triad began insuring its claims from $1 million to $5 million through its wholly-owned captive insurance company, replacing the coverage provided by HCA. Substantially all claims occurring during 2007 were self-insured up to $10 million per claim.

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

The CVRs do not have a finite payment date. Any payments the Company makes under the CVR agreement will be payable within 60 days after the final resolution of the HMA Legal Matters. The CVRs are unsecured obligations of CHS and all payments under the CVRs will be subordinated in right of payment to the prior payment in full of all of the Company’s senior obligations (as defined in the CVR agreement), which include outstanding indebtedness of the Company (subject to certain exceptions set forth in the CVR agreement) and the HMA Losses. The CVR agreement permits the Company to acquire all or some of the CVRs, whether in open market transactions, private transactions or otherwise. As of December 31, 2015, the Company had acquired no CVRs.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table represents the impact of legal expenses paid or incurred to date and settlements paid or deemed final as of December 31, 2015 on the amounts owed to CVR holders (in millions):

		Allocation of Expenses and Settlements Paid
	Total Expenses and Settlement Cost	Deductible	CHS Responsibility at 10%	Reduction to Amount Owed to CVR Holders at 90%
As of December 31, 2014	$24	$18	$-	$6
Settlements paid	26	-	3	23
Legal expenses incurred and/or paid during the year ended December 31, 2015	8	-	1	7

As of December 31, 2015	$58	$18	$4	$36

Amounts owed to CVR holders are dependent on the ultimate resolution of the HMA Legal Matters and determination of HMA Losses incurred. The settlement of any or all of the claims and expenses incurred on behalf of the Company in defending itself will (subject to the deductible) reduce the amounts owed to the CVR holders.

Underlying the CVR agreement are a number of claims included in the HMA Legal Matters asserted against HMA. The Company has recorded a liability in connection with those claims as part of the acquired assets and liabilities at the date of acquisition pursuant to the provisions of Financial Accounting Standards Board Accounting Standards Codification Topic 805 “Business Combinations.” For the estimate of the Company’s liabilities associated with the HMA Legal Matters that will be covered by the CVR and were not previously accrued by HMA, the Company recorded a liability of $284 million as part of the acquisition accounting for the HMA merger based on the Company’s estimate of fair value of such liabilities as of the date of acquisition. The decrease in this liability during the year ended December 31, 2015 was approximately $4 million and the fair value of such liabilities of $261 million as of December 31, 2015 is recorded in other long-term liabilities on the accompanying consolidated balance sheet. As of December 31, 2015, there is currently no accrual recorded for the probable contingency claims underlying the CVR agreement. The estimated liability for probable contingency claims underlying the CVR agreement that was previously recorded by HMA, and reflected in the purchase accounting for HMA as an acquired liability has been settled and was paid during the year ended December 31, 2015. In addition, although legal fees are not included in the amounts currently accrued, such legal fees are taken into account in determining HMA Losses under the CVR agreement. Certain significant HMA Legal Matters underlying these liabilities are discussed in greater detail below.

HMA Matters Recorded at Fair Value

Medicare/Medicaid Billing Lawsuits

Beginning during the week of December 16, 2013, eleven qui tam lawsuits filed by private individuals against HMA were unsealed in various United States district courts. The United States has elected to intervene in all or part of eight of these matters; namely U.S. ex rel. Craig Brummer v. Health Management Associates, Inc. et al. (Middle District Georgia) (“Brummer”); U.S. ex rel. Ralph D. Williams v. Health Management Associates, Inc. et al. (Middle District Georgia) (“Williams”); U.S. ex rel. Scott H. Plantz, M.D. et al. v. Health Management Associates, Inc., et al. (Northern District Illinois) (“Plantz”); U.S. ex rel. Thomas L. Mason, M.D. et al. v. Health Management Associates, Inc. et al. (Western District North Carolina) (“Mason”); U.S. ex rel. Jacqueline Meyer,

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

et al. v. Health Management Associates, Inc., Gary Newsome et al. (“Jacqueline Meyer”) (District of South Carolina); U.S. ex rel. George Miller, et al. v. Health Management Associates, Inc. (Eastern District of Pennsylvania) (“Miller”); U.S. ex rel. Bradley Nurkin v. Health Management Associates, Inc. et al. (Middle District of Florida) (“Nurkin”); and U.S. ex rel. Paul Meyer v. Health Management Associates, Inc. et al. (Southern District Florida) (“Paul Meyer”). The United States has elected to intervene with respect to allegations in these cases that certain HMA hospitals inappropriately admitted patients and then submitted reimbursement claims for treating those individuals to federal healthcare programs in violation of the False Claims Act or that certain HMA hospitals had inappropriate financial relationships with physicians which violated the Stark law, the Anti-Kickback Statute, and the False Claims Act. Certain of these complaints also allege the same actions violated various state laws which prohibit false claims. The United States has declined to intervene in three of the eleven matters, namely U.S. ex rel. Anita France, et al. v. Health Management Associates, Inc. (Middle District Florida) (“France”) which involved allegations of wrongful billing and was settled; U.S. ex rel. Sandra Simmons v. Health Management Associates, Inc. et al. (Eastern District Oklahoma) (“Simmons”) which alleges unnecessary surgery by an employed physician and which was settled as to all allegations except alleged wrongful termination; and U.S. ex rel. David Napoliello, M.D. v. Health Management Associates, Inc. (Middle District Florida) (“Napoliello”) which alleges inappropriate admissions. On April 3, 2014, the Multi District Litigation Panel ordered the transfer and consolidation for pretrial proceedings of the eight intervened cases, plus the Napoliello matter, to the District of the District of Columbia under the name In Re: Health Management Associates, Inc. Qui Tam Litigation. On June 2, 2014, the court entered a stay of this matter until October 6, 2014, which was subsequently extended until February 27, 2015, May 27, 2015, September 25, 2015, January 25, 2016, and now until May 25, 2016. The Company intends to defend against the allegations in these matters, but also continues to cooperate with the government in the ongoing investigation of these allegations. The Company has been in discussions with the Civil Division of the United States Department of Justice (“DOJ”) regarding the resolutions of these matters. During the first quarter of 2015, the Company was informed that the Criminal Division continues to investigate former executive-level employees of HMA, and continues to consider whether any HMA entities should be held criminally liable for the acts of the former HMA employees. The Company is voluntarily cooperating with these inquiries and has not been served with any subpoenas or other legal process.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Summary of Recorded Amounts

The table below presents a reconciliation of the beginning and ending liability balances (in millions) during the year ended December 31, 2015 with respect to the Company’s fair value determination in connection with HMA Legal Matters that were not previously accrued by HMA, the estimated liability in connection with HMA Legal Matters that were previously recorded by HMA as a probable contingency, and the remaining contingencies of the Company in respect of which an accrual has been recorded. In addition, future legal fees (which are expensed as incurred) and costs related to possible indemnification and criminal investigation matters associated with the HMA Legal Matters have not been accrued or included in the table below. Furthermore, although not accrued, such costs, if incurred, will be taken into account in determining the total amount of reductions applied to the amounts owed to CVR holders.

	CVR Related Liability at Fair Value	CVR Related Liability for Probable Contingencies	Other Probable Contingencies
Balance as of December 31, 2013	$-	$-	$119
Assumed liabilities for HMA contingencies	284	29	16
(Income) expense	(16)	-	100
Cash payments	(3)	-	(110)

Balance as of December 31, 2014	265	29	125
Expense (income)	4	(12)	20
Cash payments	(8)	(17)	(135)

Balance as of December 31, 2015	$261	$-	$10

With respect to the “Other Probable Contingencies” referenced in the chart above, in accordance with applicable accounting guidance, the Company establishes a liability for litigation, regulatory and governmental matters for which, based on information currently available, the Company believes that a negative outcome is known or is probable and the amount of the loss is reasonably estimable. For all such matters (whether or not discussed in this contingencies footnote), such amounts have been recorded in other accrued liabilities on the consolidated balance sheet and are included in the table above in the “Other Probable Contingencies” column. Due to the uncertainties and difficulty in predicting the ultimate resolution of these contingencies, the actual amount could differ from the estimated amount reflected as a liability on the consolidated balance sheet.

In the aggregate, attorneys’ fees and other costs incurred but not included in the table above related to probable contingencies, and CVR-related contingencies accounted for at fair value, totaled $9 million and $29 million for the years ended December 31, 2015 and 2014, respectively, and are included in other operating expenses in the accompanying consolidated statements of income.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Class Action Shareholder Federal Securities Cases. Three purported class action cases have been filed in the United States District Court for the Middle District of Tennessee; namely, Norfolk County Retirement System v. Community Health Systems, Inc., et al., filed May 9, 2011; De Zheng v. Community Health Systems, Inc., et al., filed May 12, 2011; and Minneapolis Firefighters Relief Association v. Community Health Systems, Inc., et al., filed June 21, 2011. All three seek class certification on behalf of purchasers of the Company’s common stock between July 27, 2006 and April 11, 2011 and allege that misleading statements resulted in artificially inflated prices for the Company’s common stock. In December 2011, the cases were consolidated for pretrial purposes and NYC Funds and its counsel were selected as lead plaintiffs/lead plaintiffs’ counsel. In lieu of ruling on the Company’s motion to dismiss, the court permitted the plaintiffs to file a first amended consolidated class action complaint, which was filed on October 5, 2015. The Company’s motion to dismiss was filed on November 4, 2015 and is scheduled for oral argument on April 11, 2016. The court also lifted the discovery stay and discovery is underway. The Company believes this consolidated matter is without merit and will vigorously defend this case.

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

Effective January 1, 2016, one or more subsidiaries of the Company sold Bartow Regional Medical Center (72 licensed beds) in Bartow, Florida, and related outpatient services to BayCare Health Systems, Inc. for approximately $60 million in cash, which was received at the preliminary closing on December 31, 2015.

Effective February 1, 2016, one or more subsidiaries of the Company sold Lehigh Regional Medical Center (88 licensed beds) in Lehigh Acres, Florida, and related outpatient services to Prime for approximately $11 million in cash.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

19. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter
	1st	2nd	3rd	4th	Total (2)
	(in millions, except share and per share data)
Year ended December 31, 2015:
Net operating revenues	$4,911	$4,882	$4,846	$4,798	$19,437
Income (loss) from continuing operations before income taxes	168	214	121	(91)	411
Income (loss) from continuing operations	112	140	83	(40)	295
Loss from discontinued operations	(13)	(6)	(8)	(9)	(36)
Net income (loss) attributable to Community Health Systems, Inc.	$79	$111	$52	$(83)	$158
Basic earnings (loss) per share attributable to Community Health Systems, Inc. common stockholders(1):
Continuing operations	$0.80	$1.02	$0.52	$(0.66)	$1.69
Discontinued operations	(0.11)	(0.06)	(0.07)	(0.08)	(0.31)

Net income (loss)	$0.69	$0.96	$0.45	$(0.73)	$1.38

Diluted earnings (loss) per share attributable to Community Health Systems, Inc. common stockholders(1):
Continuing operations	$0.79	$1.01	$0.51	$(0.66)	$1.68
Discontinued operations	(0.11)	(0.06)	(0.07)	(0.08)	(0.31)

Net income (loss)	$0.68	$0.95	$0.44	$(0.73)	$1.37

Weighted-average number of shares outstanding:
Basic	114,419,590	115,194,899	115,319,986	112,891,505	114,454,674
Diluted	115,057,668	116,100,417	116,368,157	112,891,505	115,272,404
Year ended December 31, 2014:
Net operating revenues	$4,176	$4,765	$4,780	$4,918	$18,639
(Loss) income from continuing operations before income taxes	(131)	109	134	230	342
(Loss) income from continuing operations	(75)	76	94	165	260
Loss from discontinued operations	(22)	(6)	-	(29)	(57)
Net (loss) income attributable to Community Health Systems, Inc.	$(112)	$42	$62	$100	$92
Basic earnings (loss) per share attributable to Community Health Systems, Inc. common stockholders(1):
Continuing operations	$(0.84)	$0.43	$0.55	$1.13	$1.33
Discontinued operations	(0.21)	(0.06)	-	(0.26)	(0.51)

Net (loss) income	$(1.05)	$0.37	$0.55	$0.88	$0.82

Diluted earnings (loss) per share attributable to Community Health Systems, Inc. common stockholders(1):
Continuing operations	$(0.84)	$0.42	$0.54	$1.12	$1.32
Discontinued operations	(0.21)	(0.06)	-	(0.25)	(0.51)

Net (loss) income	$(1.05)	$0.37	$0.54	$0.87	$0.82

Weighted-average number of shares outstanding: Basic	106,601,997	112,598,899	113,138,663	113,606,631	111,579,088
Diluted	106,601,997	113,474,169	114,343,778	114,828,587	112,549,320

(1)	Total per share amounts may not add due to rounding.
(2)	Total quarterly amounts may not add due to rounding.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

20. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

The Company’s intercompany activity consists primarily of daily cash transfers for purposes of cash management, the allocation of certain expenses and expenditures paid for by the Parent on behalf of its subsidiaries, and the push down of investment in its subsidiaries. This activity also includes the intercompany transactions between consolidated entities as part of the Receivables Facility that is further discussed in Note 7. The Company’s subsidiaries generally do not purchase services from one another; thus, the intercompany transactions do not represent revenue generating transactions. All intercompany transactions eliminate in consolidation.

From time to time, subsidiaries of the Company sell and/or repurchase noncontrolling interests in consolidated subsidiaries, which may change subsidiaries between guarantors and non-guarantors. Amounts for prior periods are revised to reflect the status of guarantors or non-guarantors as of December 31, 2015.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Income

Year Ended December 31, 2015

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
Operating revenues (net of contractual allowances and discounts)	$-	$(20)	$14,305	$8,279	$-	$22,564
Provision for bad debts	-	-	2,036	1,091	-	3,127

Net operating revenues	-	(20)	12,269	7,188	-	19,437
Operating costs and expenses:
Salaries and benefits	-	-	5,069	3,922	-	8,991
Supplies	-	-	2,022	1,026	-	3,048
Other operating expenses	-	-	3,104	1,416	-	4,520
Government settlement and related costs	-	-	4	-	-	4
Electronic health records incentive reimbursement	-	-	(115)	(45)	-	(160)
Rent	-	-	249	208	-	457
Depreciation and amortization	-	-	813	359	-	1,172
Impairment of long-lived assets	-	-	68	-	-	68

Total operating costs and expenses	-	-	11,214	6,886	-	18,100

Income from operations	-	(20)	1,055	302	-	1,337
Interest expense, net	-	107	811	55	-	973
Loss from early extinguishment of debt	-	16	-	-	-	16
Equity in earnings of unconsolidated affiliates	(158)	(229)	(111)	-	435	(63)

Income from continuing operations before income taxes	158	86	355	247	(435)	411
Provision for (benefit from) income taxes	-	(72)	134	54	-	116

Income from continuing operations	158	158	221	193	(435)	295
Discontinued operations, net of taxes:
Loss from operations of entities sold or held for sale	-	-	(3)	(24)	-	(27)
Impairment of hospitals sold or held for sale	-	-	-	(5)	-	(5)
Loss on sale, net	-	-	-	(4)	-	(4)

Loss from discontinued operations, net of taxes	-	-	(3)	(33)	-	(36)

Net income	158	158	218	160	(435)	259
Less: Net income attributable to noncontrolling interests	-	-	-	101	-	101

Net income attributable to Community Health Systems, Inc. stockholders	$158	$158	$218	$59	$(435)	$158

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Income

Year Ended December 31, 2014

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
Operating revenues (net of contractual allowances and discounts)	$-	$(18)	$13,793	$7,786	$-	$21,561
Provision for bad debts	-	-	1,907	1,015	-	2,922

Net operating revenues	-	(18)	11,886	6,771	-	18,639
Operating costs and expenses:
Salaries and benefits	-	-	4,967	3,651	-	8,618
Supplies	-	-	1,923	939	-	2,862
Other operating expenses	-	-	2,819	1,503	-	4,322
Government settlement and related costs	-	-	101	-	-	101
Electronic health records incentive reimbursement	-	-	(184)	(75)	-	(259)
Rent	-	-	239	195	-	434
Depreciation and amortization	-	-	794	312	-	1,106
Amortization of software to be abandoned	-	-	45	30	-	75
Impairment of long-lived assets	-	-	41	-	-	41

Total operating costs and expenses	-	-	10,745	6,555	-	17,300

Income from operations	-	(18)	1,141	216	-	1,339
Interest expense, net	-	(10)	554	428	-	972
Loss from early extinguishment of debt	-	73	-	-	-	73
Equity in earnings of unconsolidated affiliates	(92)	(230)	196	-	78	(48)

Income from continuing operations before income taxes	92	149	391	(212)	(78)	342
Provision for (benefit from) income taxes	-	57	150	(125)	-	82

Income from continuing operations	92	92	241	(87)	(78)	260
Discontinued operations, net of taxes:
Loss from operations of entities sold or held for sale	-	-	(12)	5	-	(7)
Impairment of hospitals sold or held for sale	-	-	-	(50)	-	(50)

Loss from discontinued operations, net of taxes	-	-	(12)	(45)	-	(57)

Net income	92	92	229	(132)	(78)	203
Less: Net income attributable to noncontrolling interests	-	-	-	111	-	111

Net income attributable to Community Health Systems, Inc. stockholders	$92	$92	$229	$(243)	$(78)	$92

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Income

Year Ended December 31, 2013

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
Operating revenues (net of contractual allowances and discounts)	$-	$(15)	$9,669	$5,199	$-	$14,853
Provision for bad debts	-	-	1,418	616	-	2,034

Net operating revenues	-	(15)	8,251	4,583	-	12,819
Operating costs and expenses:
Salaries and benefits	-	-	3,648	2,459	-	6,107
Supplies	-	-	1,327	648	-	1,975
Other operating expenses	-	-	1,859	959	-	2,818
Government settlement and related costs	-	-	102	-	-	102
Electronic health records incentive reimbursement	-	-	(104)	(58)	-	(162)
Rent	-	-	163	116	-	279
Depreciation and amortization	-	-	531	240	-	771
Impairment of long-lived assets	-	-	12	-	-	12

Total operating costs and expenses	-	-	7,538	4,364	-	11,902

Income from operations	-	(15)	713	219	-	917
Interest expense, net	-	(5)	548	70	-	613
Loss from early extinguishment of debt	-	1	-	-	-	1
Equity in earnings of unconsolidated affiliates	(141)	(146)	(66)	-	310	(43)

Income from continuing operations before income taxes	141	135	231	149	(310)	346
Provision for (benefit from) income taxes	-	(6)	84	26	-	104

Income from continuing operations	141	141	147	123	(310)	242
Discontinued operations, net of taxes:
Loss from operations of entities sold or held for sale	-	-	(4)	(17)	-	(21)
Impairment of hospitals sold or held for sale	-	-	(4)	-	-	(4)
Loss on sale, net	-	-	-	-	-	-

Loss from discontinued operations, net of taxes	-	-	(8)	(17)	-	(25)

Net income	141	141	139	106	(310)	217
Less: Net income attributable to noncontrolling interests	-	-	-	76	-	76

Net income attributable to Community Health Systems, Inc. stockholders	$141	$141	$139	$30	$(310)	$141

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Comprehensive Income

Year Ended December 31, 2015

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
Net income	$158	$158	$218	$160	$(435)	$259
Other comprehensive income (loss), net of income taxes:
Net change in fair value of interest rate swaps, net of tax	(6)	(6)	-	-	6	(6)
Net change in fair value of available-for-sale securities, net of tax	(5)	(5)	(5)	-	10	(5)
Amortization and recognition of unrecognized pension cost components, net of tax	1	1	1	-	(2)	1

Other comprehensive income (loss)	(10)	(10)	(4)	-	14	(10)

Comprehensive income	148	148	214	160	(421)	249
Less: Comprehensive income attributable to noncontrolling interests	-	-	-	101	-	101

Comprehensive income attributable to Community Health Systems, Inc. stockholders	$148	$148	$214	$59	$(421)	$148

Condensed Consolidating Statement of Comprehensive Income

Year Ended December 31, 2014

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
Net income	$92	$92	$229	$(132)	$(78)	$203
Other comprehensive income (loss), net of income taxes:
Net change in fair value of interest rate swaps, net of tax	13	13	-	-	(13)	13
Net change in fair value of available-for-sale securities, net of tax	-	-	-	-	-	-
Amortization and recognition of unrecognized pension cost components, net of tax	(9)	(9)	(9)	-	18	(9)

Other comprehensive income (loss)	4	4	(9)	-	5	4

Comprehensive income	96	96	220	(132)	(73)	207
Less: Comprehensive income attributable to noncontrolling interests	-	-	-	111	-	111

Comprehensive income attributable to Community Health Systems, Inc. stockholders	$96	$96	$220	$(243)	$(73)	$96

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Comprehensive Income

Year Ended December 31, 2013

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
Net income	$141	$141	$139	$106	$(310)	$217
Other comprehensive income (loss), net of income taxes:
Net change in fair value of interest rate swaps, net of tax	60	60	-	-	(60)	60
Net change in fair value of available-for-sale securities, net of tax	2	2	2	-	(4)	2
Amortization and recognition of unrecognized pension cost components, net of tax	16	16	16	-	(32)	16

Other comprehensive income (loss)	78	78	18	-	(96)	78

Comprehensive income	219	219	157	106	(406)	295
Less: Comprehensive income attributable to noncontrolling interests	-	-	-	76	-	76

Comprehensive income attributable to Community Health Systems, Inc. stockholders	$219	$219	$157	$30	$(406)	$219

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Balance Sheet

December 31, 2015

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$-	$-	$25	$159	$-	$184
Patient accounts receivable, net of allowance for doubtful accounts	-	-	1,197	2,414	-	3,611
Supplies	-	-	400	180	-	580
Prepaid income taxes	27	-	-	-	-	27
Prepaid expenses and taxes	-	-	138	59	-	197
Other current assets	-	-	356	211	-	567

Total current assets	27	-	2,116	3,023	-	5,166

Intercompany receivable	1,159	16,544	1,491	6,404	(25,598)	-

Property and equipment, net	-	-	6,863	3,249	-	10,112

Goodwill	-	-	5,460	3,505	-	8,965

Other assets, net	-	265	2,153	1,245	(1,045)	2,618

Net investment in subsidiaries	3,438	20,964	8,035	-	(32,437)	-

Total assets	$4,624	$37,773	$26,118	$17,426	$(59,080)	$26,861

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$-	$162	$57	$10	$-	$229
Accounts payable	-	-	866	392	-	1,258
Accrued interest	-	226	-	1	-	227
Accrued liabilities	4	-	901	453	-	1,358

Total current liabilities	4	388	1,824	856	-	3,072

Long-term debt	-	15,870	151	801	-	16,822

Intercompany payable	-	16,861	19,021	13,764	(49,646)	-

Deferred income taxes	593	-	-	-	-	593

Other long-term liabilities	8	1,216	1,149	370	(1,045)	1,698

Total liabilities	605	34,335	22,145	15,791	(50,691)	22,185

Redeemable noncontrolling interests in equity of consolidated subsidiaries	-	-	-	571	-	571

Equity:
Community Health Systems, Inc. stockholders’ equity:
Preferred stock	-	-	-	-	-	-
Common stock	1	-	-	-	-	1
Additional paid-in capital	1,963	1,324	1,506	967	(3,797)	1,963
Treasury stock, at cost	(7)	-	-	-	-	(7)
Accumulated other comprehensive loss	(73)	(73)	(22)	(3)	98	(73)
Retained earnings	2,135	2,187	2,489	14	(4,690)	2,135

Total Community Health Systems, Inc. stockholders’ equity	4,019	3,438	3,973	978	(8,389)	4,019
Noncontrolling interests in equity of consolidated subsidiaries	-	-	-	86	-	86

Total equity	4,019	3,438	3,973	1,064	(8,389)	4,105

Total liabilities and equity	$4,624	$37,773	$26,118	$17,426	$(59,080)	$26,861

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Balance Sheet

December 31, 2014

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$-	$-	$365	$144	$-	$509
Patient accounts receivable, net of allowance for doubtful accounts	-	-	1,303	2,106	-	3,409
Supplies	-	-	384	173	-	557
Prepaid income taxes	30	-	-	-	-	30
Deferred income taxes	341	-	-	-	-	341
Prepaid expenses and taxes	-	-	140	52	-	192
Other current assets	-	-	357	171	-	528

Total current assets	371	-	2,549	2,646	-	5,566

Intercompany receivable	1,199	16,561	1,925	7,697	(27,382)	-

Property and equipment, net	-	-	6,749	3,420	-	10,169

Goodwill	-	-	5,480	3,471	-	8,951

Other assets, net	15	302	1,881	1,173	(636)	2,735

Net investment in subsidiaries	3,290	18,260	6,995	-	(28,545)	-

Total assets	$4,875	$35,123	$25,579	$18,407	$(56,563)	$27,421

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$-	$163	$61	$11	$-	$235
Accounts payable	-	-	924	369	-	1,293
Deferred income taxes	23	-	-	-	-	23
Accrued interest	-	225	1	1	-	227
Accrued liabilities	4	-	1,266	541	-	1,811

Total current liabilities	27	388	2,252	922	-	3,589

Long-term debt	-	15,820	138	723	-	16,681

Intercompany payable	-	14,784	18,312	15,218	(48,314)	-

Deferred income taxes	845	-	-	-	-	845

Other long-term liabilities	-	841	1,124	363	(636)	1,692

Total liabilities	872	31,833	21,826	17,226	(48,950)	22,807

Redeemable noncontrolling interests in equity of consolidated subsidiaries	-	-	-	531	-	531

Equity:
Community Health Systems, Inc. stockholders’ equity:
Preferred stock	-	-	-	-	-	-
Common stock	1	-	-	-	-	1
Additional paid-in capital	2,095	1,208	1,361	586	(3,155)	2,095
Treasury stock, at cost	(7)	-	-	-	-	(7)
Accumulated other comprehensive loss	(63)	(63)	(25)	5	83	(63)
Retained earnings	1,977	2,145	2,417	(21)	(4,541)	1,977

Total Community Health Systems, Inc. stockholders’ equity	4,003	3,290	3,753	570	(7,613)	4,003
Noncontrolling interests in equity of consolidated subsidiaries	-	-	-	80	-	80

Total equity	4,003	3,290	3,753	650	(7,613)	4,083

Total liabilities and equity	$4,875	$35,123	$25,579	$18,407	$(56,563)	$27,421

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2015

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
Net cash (used in) provided by operating activities	$(25)	$159	$629	$158	$-	$921

Cash flows from investing activities:
Acquisitions of facilities and other related equipment	-	-	(25)	(32)	-	(57)
Purchases of property and equipment	-	-	(685)	(268)	-	(953)
Proceeds from disposition of hospitals and other ancillary operations	-	-	21	134	-	155
Proceeds from sale of property and equipment	-	-	10	5	-	15
Purchases of available-for-sale securities	-	-	(53)	(109)	-	(162)
Proceeds from sales of available-for-sale securities	-	-	46	110	-	156
Increase in other investments	-	-	(164)	(41)	-	(205)

Net cash used in investing activities	-	-	(850)	(201)	-	(1,051)

Cash flows from financing activities:
Proceeds from exercise of stock options	25	-	-	-	-	25
Repurchase of restricted stock shares for payroll tax withholding requirements	(20)	-	-	-	-	(20)
Stock buy-back	(159)	-	-	-	-	(159)
Deferred financing costs and other debt-related costs	-	(30)	-	-	-	(30)
Proceeds from noncontrolling investors in joint ventures	-	-	-	47	-	47
Redemption of noncontrolling investments in joint ventures	-	-	-	(36)	-	(36)
Distributions to noncontrolling investors in joint ventures	-	-	-	(100)	-	(100)
Changes in intercompany balances with affiliates, net	179	(181)	(71)	73	-	-
Borrowings under credit agreements	-	4,880	34	8	-	4,922
Issuance of long-term debt	-	-	-	-	-	-
Proceeds from receivables facility	-	-	-	206	-	206
Repayments of long-term indebtedness	-	(4,828)	(82)	(140)	-	(5,050)

Net cash provided by (used in) financing activities	25	(159)	(119)	58	-	(195)

Net change in cash and cash equivalents	-	-	(340)	15	-	(325)
Cash and cash equivalents at beginning of period	-	-	365	144	-	509

Cash and cash equivalents at end of period	$-	$-	$25	$159	$-	$184

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2014

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
Net cash provided by (used in) operating activities	$176	$319	$971	$149	$-	$1,615

Cash flows from investing activities:
Acquisitions of facilities and other related equipment	-	-	(2,876)	(215)	-	(3,091)
Purchases of property and equipment	-	-	(620)	(233)	-	(853)
Proceeds from disposition of hospitals and other ancillary operations	-	-	3	85	-	88
Proceeds from sale of property and equipment	-	-	40	10	-	50
Purchases of available-for-sale securities	-	-	(23)	(240)	-	(263)
Proceeds from sales of available-for-sale securities	-	-	24	205	-	229
Increase in other investments	-	-	(392)	(119)	-	(511)

Net cash used in investing activities	-	-	(3,844)	(507)	-	(4,351)

Cash flows from financing activities:
Proceeds from exercise of stock options	65	-	-	-	-	65
Repurchase of restricted stock shares for payroll tax withholding requirements	(11)	-	-	-	-	(11)
Stock buy-back	(9)	-	-	-	-	(9)
Deferred financing costs and other debt-related costs	-	(276)	-	-	-	(276)
Proceeds from noncontrolling investors in joint ventures	-	-	-	10	-	10
Redemption of noncontrolling investments in joint ventures	-	-	-	(158)	-	(158)
Distributions to noncontrolling investors in joint ventures	-	-	-	(104)	-	(104)
Changes in intercompany balances with affiliates, net	(221)	(3,334)	3,041	514	-	-
Borrowings under credit agreements	-	9,081	50	-	-	9,131
Issuance of long-term debt	-	4,000	-	-	-	4,000
Proceeds from receivables facility	-	-	-	204	-	204
Repayments of long-term indebtedness	-	(9,790)	(88)	(102)	-	(9,980)

Net cash (used in) provided by financing activities	(176)	(319)	3,003	364	-	2,872

Net change in cash and cash equivalents	-	-	130	6	-	136
Cash and cash equivalents at beginning of period	-	-	235	138	-	373

Cash and cash equivalents at end of period	$-	$-	$365	$144	$-	$509

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2013

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
Net cash (used in) provided by operating activities	$(82)	$21	$904	$246	$-	$1,089

Cash flows from investing activities:
Acquisitions of facilities and other related equipment	-	-	(12)	(32)	-	(44)
Purchases of property and equipment	-	-	(492)	(122)	-	(614)
Proceeds from disposition of hospitals and other ancillary operations	-	-	-	-	-	-
Proceeds from sale of property and equipment	-	-	4	3	-	7
Increase in other investments	-	-	(275)	(65)	-	(340)

Net cash used in investing activities	-	-	(775)	(216)	-	(991)

Cash flows from financing activities:
Proceeds from exercise of stock options	110	-	-	-	-	110
Repurchase of restricted stock shares for payroll tax withholding requirements	(15)	-	-	-	-	(15)
Stock buy-back	(27)	-	-	-	-	(27)
Deferred financing costs and other debt-related costs	-	(13)	-	-	-	(13)
Excess tax benefit relating to stock-based compensation	7	-	-	-	-	7
Redemption of noncontrolling investments in joint ventures	-	-	-	(9)	-	(9)
Distributions to noncontrolling investors in joint ventures	-	-	-	(76)	-	(76)
Changes in intercompany balances with affiliates, net	7	274	(157)	(124)	-	-
Borrowings under credit agreements	-	1,170	23	1	-	1,194
Proceeds from receivables facility	-	-	-	338	-	338
Repayments of long-term indebtedness	-	(1,452)	(28)	(142)	-	(1,622)

Net cash provided by (used in) financing activities	82	(21)	(162)	(12)	-	(113)

Net change in cash and cash equivalents	-	-	(33)	18	-	(15)
Cash and cash equivalents at beginning of period	-	-	268	120	-	388

Cash and cash equivalents at end of period	$-	$-	$235	$138	$-	$373

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

Management’s report on internal control over financial reporting is included herein at page 168.

The attestation report from Deloitte & Touche LLP, our independent registered public accounting firm, on our internal control over financial reporting is included herein at page 169.

Item 9B. Other Information

None.

Management’s Report on Internal Control over Financial Reporting

We are responsible for the preparation and integrity of the consolidated financial statements appearing in our Annual Report on Form 10-K. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and include amounts based on management’s estimates and judgments. All other financial information in this report has been presented on a basis consistent with the information included in the consolidated financial statements.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. We have concluded that our internal control over financial reporting was effective as of December 31, 2015, based on these criteria.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Community Health Systems, Inc.

Franklin, Tennessee

We have audited the internal control over financial reporting of Community Health Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles , and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015 of the Company and our report dated February 17, 2016 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of Accounting Standards Update 2015-17 Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.

/s/ Deloitte & Touche LLP

Nashville, Tennessee

February 17, 2016

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

The committee report of the Audit and Compliance Committee of the Board of Directors is presented below. The other information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Stockholders of the Company scheduled to be held on May 17, 2016, under “General Information,” “Members of the Board of Directors,” “Information About our Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

Based on the Audit and Compliance Committee’s discussions with management and the independent registered public accounting firm and the Audit and Compliance Committee’s review of the representations of management and the materials it received from the independent registered public accounting firm as described above, the Audit and Compliance Committee recommended to the Board of Directors that the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for filing with the SEC.

This report is respectfully submitted by the Audit and Compliance Committee of the Board of Directors.

THE AUDIT AND COMPLIANCE COMMITTEE

John A. Clerico, Chair
James S. Ely III
John A. Fry

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Stockholders of the Company scheduled to be held on May 17, 2016 under “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Director Compensation,” and “Compensation Committee Report.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Stockholders of the Company scheduled to be held on May 17, 2016 under “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Stockholders of the Company scheduled to be held on May 17, 2016 under “General Information” and “Relationships and Certain Transactions Between the Company and Its Officers, Directors and 5% Beneficial Owners and Their Family Members.”

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Stockholders of the Company scheduled to be held on May 17, 2016 under “Fees Paid to Auditors” and “Pre-Approval of Audit and Non-Audit Services.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

Item 15(a) 1. Financial Statements

Reference is made to the index of financial statements and supplementary data under Item 8 in Part II.

Item 15(a) 2. Financial Statement Schedules

The following financial statement schedule is filed as part of this Form 10-K at page 188 hereof:

Schedule II — Valuation and Qualifying Accounts

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

Item 15(a)(3):

The following exhibits are either filed with this Report or incorporated herein by reference.

No.	Description

2.1	Agreement and Plan of Merger, dated as of July 29, 2013, by and among Health Management Associates, Inc., Community Health Systems, Inc. and FWCT-2 Acquisition Corporation (incorporated by reference to Exhibit 2.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 30, 2013 (No. 001-15925))

2.2	Amendment and Consent to Agreement and Plan of Merger, dated as of September 24, 2013, by and among Health Management Associates, Inc., Community Health Systems, Inc. and FWCT-2 Acquisition Corporation (incorporated by reference to Exhibit 2.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed September 25, 2013 (No. 001-15925))

3.1	Form of Restated Certificate of Incorporation of Community Health Systems, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to Community Health Systems, Inc.’s Registration Statement on Form S-1/A filed June 8, 2000 (No. 333-31790))

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Community Health Systems, Inc., dated May 18, 2010 (incorporated by reference to Exhibit 3.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed May 20, 2010 (No. 001-15925))

3.3	Amended and Restated By-laws of Community Health Systems, Inc. (as of May 20, 2014) (incorporated by reference to Exhibit 3.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed May 22, 2014 (No. 001-15925))

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed May 7, 2014 (No. 001-15925))

4.2	Senior Notes Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of November 22, 2011, by and among CHS/Community Health Systems, Inc., the Guarantors party thereto and Regions Bank, as successor Trustee (incorporated by reference to Exhibit 4.6 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011 filed February 23, 2012 (No. 001-15925))

No.	Description

4.3	Form of 8.000% Senior Note due 2019 (included in Exhibit 4.2)

4.4	Registration Rights Agreement relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of November 22, 2011, by and among CHS/Community Health Systems, Inc., the Guarantors party thereto and the Initial Purchasers (incorporated by reference to Exhibit 4.8 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011 filed February 23, 2012 (No. 001-15925))

4.5	First Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of January 31, 2012, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.35 to Community Health Systems, Inc.’s Registration Statement on Form S-4/A filed April 2, 2012 (No. 333-180265))

4.6	Second Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of March 31, 2012, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.36 to Community Health Systems, Inc.’s Registration Statement on Form S-4/A filed April 2, 2012 (No. 333-180265))

4.7	Third Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of May 15, 2012, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 18, 2012 (No. 001-15925))

4.8	Fourth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of September 30, 2012, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as successor Trustee (incorporated by reference to Exhibit 4.5 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed November 1, 2012 (No. 001-15925))

4.9	Fifth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of March 31, 2013, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as successor Trustee (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed April 30, 2013 (No. 001-15925))

4.10	Sixth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of September 30, 2013, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as successor Trustee (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed October 31, 2013 (No. 001-15925))

4.11	Seventh Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of February 12, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as successor Trustee (incorporated by reference to Exhibit 4.12 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 filed February 26, 2014 (No. 001-15925))

No.		Description

4.12		Eighth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of June 30, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as successor Trustee (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed August 1, 2014 (No. 001-15925))

4.13		Ninth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of December 1, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as successor Trustee (incorporated by reference to Exhibit 4.14 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014 filed February 25, 2014 (No. 001-15925))

4.14		Tenth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of March 31, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as successor Trustee (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed May 6, 2015 (No. 001-15925))

4.15		Eleventh Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of June 30, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as successor Trustee (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed August 4, 2015 (No. 001-15925))

4.16		Twelfth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of September 30, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as successor Trustee (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed November 3, 2015 (No. 001-15925))

4.17	*	Thirteenth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of December 31, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as successor Trustee

4.18		Senior Notes Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of July 18, 2012, by and among CHS/Community Health Systems, Inc., the Guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 18, 2012 (No. 001-15925))

4.19		Form of 7.125% Senior Note due 2020 (included in Exhibit 4.15)

4.20		First Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of September 30, 2012, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.6 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed November 1, 2012 (No. 001-15925))

4.21		Second Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of March 31, 2013, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed April 30, 2013 (No. 001-15925))

No.		Description

4.22		Third Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of September 30, 2013, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed October 31, 2013 (No. 001-15925))

4.23		Fourth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of February 12, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.19 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 filed February 26, 2014 (No. 001-15925))

4.24		Fifth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of June 30, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed August 1, 2014 (No. 001-15925))

4.25		Sixth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of December 1, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.23 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014 filed February 25, 2014 (No. 001-15925))

4.26		Seventh Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of March 31, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed May 6, 2015 (No. 001-15925))

4.27		Eighth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of June 30, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed August 4, 2015 (No. 001-15925))

4.28		Ninth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of September 30, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed November 3, 2015 (No. 001-15925))

4.29	*	Tenth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of December 31, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee

4.30		Senior Secured Notes Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2018, dated as of August 17, 2012, by and among CHS/Community Health Systems, Inc., the Guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed August 20, 2012 (No. 001-15925))

4.31		Form of 5.125% Senior Secured Note due 2018 (included in Exhibit 4.24)

No.	Description

4.32	First Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2018, dated as of September 30, 2012, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.7 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed November 1, 2012 (No. 001-15925))

4.33	Second Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2018, dated as of March 31, 2013, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.3 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed April 30, 2013 (No. 001-15925))

4.34	Third Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2018, dated as of September 30, 2013, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.3 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed October 31, 2013 (No. 001-15925))

4.35	Fourth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2018, dated as of February 12, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.26 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 filed February 26, 2014 (No. 001-15925))

4.36	Fifth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2018, dated as of June 30, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.3 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed August 1, 2014 (No. 001-15925))

4.37	Sixth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2018, dated as of December 1, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.32 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014 filed February 25, 2014 (No. 001-15925))

4.38	Seventh Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2018, dated as of March 31, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.3 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed May 6, 2015 (No. 001-15925))

4.39	Eighth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2018, dated as of June 30, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.3 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed August 4, 2015 (No. 001-15925))

No.		Description

4.40		Ninth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2018, dated as of September 30, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.3 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed November 3, 2015 (No. 001-15925))

4.41	*	Tenth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2018, dated as of December 31, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent

4.42		Amendment No. 1 and Reaffirmation Agreement, dated as of August 17, 2012, relating to the Amended and Restated Guarantee and Collateral Agreement, dated as of July 25, 2007, as amended and restated as of November 5, 2010, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the guarantors party thereto, and Credit Suisse AG, as Collateral Trustee (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed November 1, 2012 (No. 001-15925))

4.43		First Lien Intercreditor Agreement, dated as of August 17, 2012, among Credit Suisse AG, as Collateral Agent, Credit Suisse AG, as authorized representative, Regions Bank, as Trustee and authorized representative, and the additional authorized representatives party thereto (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed November 1, 2012 (No. 001-15925))

4.44		Copyright Security Agreement, dated as of August 17, 2012, among Community Health Systems, Inc., CHS Washington Holdings, LLC, Northwest Hospital, LLC, Quorum Health Resources, LLC, and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.3 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed November 1, 2012 (No. 001-15925))

4.45		Trademark Security Agreement, dated as of August 17, 2012, among CHS/Community Health Systems, Inc., Blue Island Hospital Company, LLC, CHS Washington Holdings, LLC, Quorum Health Resources, LLC, Triad Healthcare Corporation, Youngstown Ohio Hospital Company, LLC, and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed November 1, 2012 (No. 001-15925))

4.46		Senior Secured Notes Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2021, dated as of January 27, 2014, by and among FWCT-2 Escrow Corporation, Regions Bank, as Trustee, and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 28, 2014 (No. 001-15925))

4.47		Form of 5.125% Senior Secured Note due 2021 (included in Exhibit 4.37)

4.48		First Supplemental Indenture relating to CHS/Community Health Systems, Inc.‘s 5.125% Senior Secured Notes due 2021, dated as of January 27, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee, and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 28, 2014 (No. 001-15925))

No.		Description

4.49		Second Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2021, dated as of June 30, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed August 1, 2014 (No. 001-15925))

4.50		Third Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2021, dated as of December 1, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.41 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014 filed February 25, 2014 (No. 001-15925))

4.51		Fourth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2021, dated as of March 31, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed May 6, 2015 (No. 001-15925))

4.52		Fifth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2021, dated as of June 30, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed August 4, 2015 (No. 001-15925))

4.53		Sixth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2021, dated as of September 30, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed November 3, 2015 (No. 001-15925))

4.54	*	Seventh Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2021, dated as of December 31, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent

4.55		Senior Notes Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Notes due 2022, dated as of January 27, 2014, by and among FWCT-2 Escrow Corporation and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.3 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 28, 2014 (No. 001-15925))

4.56		Form of 6.875% Senior Note due 2022 (included in Exhibit 4.42)

4.57		First Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Notes due 2022, dated as of January 27, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 28, 2014 (No. 001-15925))

4.58		Second Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Notes due 2022, dated as of June 30, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.5 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed August 1, 2014 (No. 001-15925))

No.		Description

4.59		Third Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Notes due 2022, dated as of December 1, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.46 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014 filed February 25, 2014 (No. 001-15925))

4.60		Fourth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Notes due 2022, dated as of March 31, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.5 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed May 6, 2015 (No. 001-15925))

4.61		Fifth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Notes due 2022, dated as of June 30, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.5 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed August 4, 2015 (No. 001-15925))

4.62		Sixth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Notes due 2022, dated as of September 30, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.5 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed November 3, 2015 (No. 001-15925))

4.63	*	Seventh Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Notes due 2022, dated as of December 31, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee

4.64		Secured Notes Registration Rights Agreement, dated as of January 27, 2014, by and among FWCT-2 Escrow Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse Securities (USA) LLC, each as a representative of the initial purchasers (incorporated by reference to Exhibit 4.5 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 28, 2014 (No. 001-15925))

4.65		Unsecured Notes Registration Rights Agreement, dated as of January 27, 2014, by and among FWCT-2 Escrow Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse Securities (USA) LLC, each as a representative of the initial purchasers (incorporated by reference to Exhibit 4.6 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 28, 2014 (No. 001-15925))

4.66		Secured Notes Registration Rights Agreement Joinder, dated as of January 27, 2014, by and among CHS/Community Health Systems, Inc., the subsidiaries party thereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse Securities (USA) LLC, each as a representative of the initial purchasers thereto (incorporated by reference to Exhibit 4.7 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 28, 2014 (No. 001-15925))

4.67		Unsecured Notes Registration Rights Agreement Joinder, dated as of January 27, 2014, by and among CHS/Community Health Systems, Inc., the subsidiaries party thereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse Securities (USA) LLC, each as a representative of the initial purchasers (incorporated by reference to Exhibit 4.8 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 28, 2014 (No. 001-15925))

No.	Description

10.1	Amended and Restated Guarantee and Collateral Agreement, dated as of July 25, 2007, as amended and restated as of November 5, 2010, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the subsidiaries of CHS/Community Health Systems, Inc. from time to time party thereto and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 10.3 to Community Health Systems, Inc.’s Current Report on Form 8-K filed November 9, 2010 (No. 001-15925))

10.2	Third Amendment and Restatement Agreement, dated as of January 27, 2014, to the Credit Agreement dated as of July 25, 2007, as amended and restated as of November 5, 2010 and as of February 2, 2012, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the subsidiaries of CHS/Community Health Systems, Inc. party thereto, the lenders party thereto and Credit Suisse AG, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 28, 2014 (No. 001-15925))

10.3	Third Amended and Restated Credit Agreement, dated as of January 27, 2014, to the Credit Agreement dated as of July 25, 2007, as amended and restated as of November 5, 2010 and as of February 2, 2012, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the subsidiaries of CHS/Community Health Systems, Inc. party thereto, the lenders party thereto and Credit Suisse AG, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 28, 2014 (No. 001-15925))

10.4	Amendment No. 1 and Incremental Term Loan Assumption Agreement, dated as of March 9, 2015, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the subsidiary guarantors party thereto, the lenders party thereto and Credit Suisse AG, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed March 10, 2015 (No. 001-15925))

10.5	Incremental Term Loan Assumption Agreement, dated as of May 18, 2015, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the subsidiary guarantors party thereto, the lenders party thereto and Credit Suisse AG, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed May 18, 2015 (No. 001-15925))

10.6	Contingent Value Rights Agreement, dated as of January 27, 2014, by and between Community Health Systems, Inc. and American Stock Transfer & Trust Company, LLC, as Trustee (incorporated by reference to Exhibit 10.3 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 28, 2014 (No. 001-15925))

10.7	Receivables Sale Agreement, dated as of March 21, 2012, among CHS/Community Health Systems, Inc., the originators party thereto and CHSPSC, LLC (formerly Community Health Systems Professional Services Corporation), as Collection Agent (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed March 23, 2012 (No. 001-15925))

10.8	Receivables Purchase and Contribution Agreement, dated as of March 21, 2012, among CHS/Community Health Systems, Inc., CHS Receivables Funding, LLC and CHSPSC, LLC (formerly Community Health Systems Professional Services Corporation), as Collection Agent (incorporated by reference to Exhibit 10.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed March 23, 2012 (No. 001-15925))

No.	Description

10.9	Receivables Loan Agreement, dated as of March 21, 2012, among CHS Receivables Funding, LLC, the lenders party thereto, the managing agents party thereto, Crédit Agricole Corporate and Investment Bank, as Administrative Agent, and CHSPSC, LLC (formerly Community Health Systems Professional Services Corporation), as Collection Agent (incorporated by reference to Exhibit 10.3 to Community Health Systems, Inc.’s Current Report on Form 8-K filed March 23, 2012 (No. 001-15925))

10.10	First Omnibus Amendment, dated July 30, 2012, to the Receivables Sale Agreement among CHS/Community Health Systems, Inc., the originators party thereto and CHSPSC, LLC, as Collection Agent, to the Receivables Purchase and Contribution Agreement among CHS/Community Health Systems, Inc., CHS Receivables Funding, LLC and CHSPSC, LLC, as Collection Agent, and to the Receivables Loan Agreement among CHS Receivables Funding, LLC, the lenders party thereto, the managing agents party thereto, Crédit Agricole Corporate and Investment Bank, as Administrative Agent, and CHSPSC, LLC, as Collection Agent, all dated as of March 21, 2012 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed November 1, 2012 (No. 001-15925))

10.11	Second Omnibus Amendment, dated March 7, 2013, to the Receivables Sale Agreement among CHS/Community Health Systems, Inc., the originators party thereto and CHSPSC, LLC, as Collection Agent, to the Receivables Purchase and Contribution Agreement among CHS/Community Health Systems, Inc., CHS Receivables Funding, LLC and CHSPSC, LLC, as Collection Agent, and to the Receivables Loan Agreement among CHS Receivables Funding, LLC, the lenders party thereto, the managing agents party thereto, Crédit Agricole Corporate and Investment Bank, as Administrative Agent, and CHSPSC, LLC, as Collection Agent, all dated as of March 21, 2012 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed March 8, 2013 (No. 001-15925))

10.12	Third Omnibus Amendment, dated March 31, 2014, to the Receivables Sale Agreement among CHS/Community Health Systems, Inc., the originators party thereto and CHSPSC, LLC, as Collection Agent, to the Receivables Purchase and Contribution Agreement among CHS/Community Health Systems, Inc., CHS Receivables Funding, LLC and CHSPSC, LLC, as Collection Agent, and to the Receivables Loan Agreement among CHS Receivables Funding, LLC, the lenders party thereto, the managing agents party thereto, Crédit Agricole Corporate and Investment Bank, as Administrative Agent, and CHSPSC, LLC, as Collection Agent, all dated as of March 21, 2012 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed April 1, 2014 (No. 001-15925))

10.13	Fourth Amendment, dated August 29, 2014, to the Receivables Loan Agreement among CHS Receivables Funding, LLC, the lenders party thereto, the managing agents party thereto, Crédit Agricole Corporate and Investment Bank, as Administrative Agent, and CHSPSC, LLC, as Collection Agent, all dated as of March 21, 2012 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 filed November 4, 2014 (No. 001-15925))

10.14	Fifth Amendment, dated February 28, 2015, to the Receivables Loan Agreement among CHS Receivables Funding, LLC, the lenders party thereto, the managing agents party thereto, Crédit Agricole Corporate and Investment Bank, as Administrative Agent, and CHSPSC, LLC, as Collection Agent, all dated as of March 21, 2012 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed May 6, 2015 (No. 001-15925))

No.		Description

10.15		Fourth Omnibus Amendment, dated March 31, 2015, to the Receivables Sale Agreement among CHS/Community Health Systems, Inc., the originators party thereto and CHSPSC, LLC, as Collection Agent, to the Receivables Purchase and Contribution Agreement among CHS/Community Health Systems, Inc., CHS Receivables Funding, LLC and CHSPSC, LLC, as Collection Agent, and to the Receivables Loan Agreement among CHS Receivables Funding, LLC, the lenders party thereto, the managing agents party thereto, Crédit Agricole Corporate and Investment Bank, as Administrative Agent, and CHSPSC, LLC, as Collection Agent, all dated as of March 21, 2012 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed April 1, 2015 (No. 001-15925))

10.16		Fifth Omnibus Amendment, dated November 13, 2015, to the Receivables Sale Agreement among CHS/Community Health Systems, Inc., the originators party thereto and CHSPSC, LLC, as Collection Agent, to the Receivables Purchase and Contribution Agreement among CHS/Community Health Systems, Inc., CHS Receivables Funding, LLC and CHSPSC, LLC, as Collection Agent, and to the Receivables Loan Agreement among CHS Receivables Funding, LLC, the lenders party thereto, the managing agents party thereto, Crédit Agricole Corporate and Investment Bank, as Administrative Agent, and CHSPSC, LLC, as Collection Agent, all dated as of March 21, 2012 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed November 13, 2015 (No. 001-15925))

10.17	†	Form of Indemnification Agreement between Community Health Systems, Inc. and its directors and executive officers (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to Community Health Systems, Inc.’s Registration Statement on Form S-1/A filed May 2, 2000 (No. 333-31790))

10.18	†	CHS/Community Health Systems, Inc. Amended and Restated Supplemental Executive Retirement Plan, as amended and restated as of January 1, 2009 (incorporated by reference to Exhibit 10.13 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

10.19	†	Amendment No. 1, dated as of September 13, 2011, to the CHS/Community Health Systems, Inc. Amended and Restated Supplemental Executive Retirement Plan, as amended and restated as of January 1, 2009 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed October 28, 2011 (No. 001-15925))

10.20		Amendment No. 2, dated as of January 1, 2014, to the CHS/Community Health Systems, Inc. Amended and Restated Supplemental Executive Retirement Plan, as amended and restated as of January 1, 2009 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed May 7, 2014 (No. 001-15925))

10.21	†	Community Health Systems Supplemental Executive Benefits, amended and restated effective April 1, 2015(incorporated by reference to Exhibit 10.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed August 4, 2015 (No. 001-15925))

10.22	†	Supplemental Executive Retirement Plan Trust, dated June 1, 2005, by and between CHS/Community Health Systems, Inc., as grantor, and Wachovia Bank, N.A., as Trustee (incorporated by reference to Exhibit 10.3 to Community Health Systems, Inc.’s Current Report on Form 8-K filed June 1, 2005 (No. 001-15925))

No.		Description

10.23	†	CHS/Community Health Systems, Inc. Deferred Compensation Plan, amended and restated effective January 1, 2014 (incorporated by reference to Exhibit 10.25 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 filed February 26, 2014 (No. 001-15925))

10.24	†	Community Health Systems Deferred Compensation Plan Trust, amended and restated effective February 26, 1999 (incorporated by reference to Exhibit 10.18 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 filed March 27, 2003 (No. 001-15925))

10.25	†	CHS NQDCP, effective as of September 1, 2009 (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Registration Statement on Form S-8 filed December 11, 2009 (No. 333-163691))

10.26	†	CHS NQDCP Adoption Agreement, executed as of August 11, 2009 (incorporated by reference to Exhibit 4.3 to Community Health Systems, Inc.’s Registration Statement on Form S-8 filed December 11, 2009 (No. 333-163691))

10.27	†	Guarantee, dated December 9, 2009, made by Community Health Systems, Inc. in favor of CHS/Community Health Systems, Inc. with respect to CHS/Community Health Systems, Inc.’s payment obligations under the CHS/Community Health Systems, Inc. Deferred Compensation Plan and the NQDCP (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.’s Registration Statement on Form S-8 filed December 11, 2009 (No. 333-163691))

10.28	†	Community Health Systems, Inc. 2004 Employee Performance Incentive Plan, as amended and restated as of February 26, 2014 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed August 1, 2014 (No. 001-15925))

10.29	†	Community Health Systems, Inc. Directors’ Fees Deferral Plan, as amended and restated as of December 10, 2008 (incorporated by reference to Exhibit 10.15 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

10.30	†	Community Health Systems, Inc. 2000 Stock Option and Award Plan, as amended and restated as of March 20, 2013 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed July 31, 2013 (No. 001-15925))

10.31	†	Form of Nonqualified Stock Option Agreement (Employee) for Community Health Systems, Inc. 2000 Stock Option and Award Plan (incorporated by reference to Exhibit 10.15 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009 filed February 26, 2010 (No. 001-15925))

10.32	†	Community Health Systems, Inc. 2009 Stock Option and Award Plan, as amended and restated as of March 19, 2014 (incorporated by reference to Exhibit 10.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed August 1, 2014 (No. 001-15925))

10.33	†	Form of Nonqualified Stock Option Agreement (Employee) for Community Health Systems, Inc. 2009 Stock Option and Award Plan (incorporated by reference to Exhibit 10.39 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 filed February 26, 2014 (No. 001-15925))

No.		Description

10.34	†	Form of Restricted Stock Award Agreement for Community Health Systems, Inc. 2009 Stock Option and Award Plan (incorporated by reference to Exhibit 10.3 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed July 31, 2013 (No. 001-15925))

10.35	†	Form of Performance Based Restricted Stock Award Agreement (Most Highly Compensated Executive Officers) for Community Health Systems, Inc. 2009 Stock Option and Award Plan (incorporated by reference to Exhibit 10.4 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed July 31, 2013 (No. 001-15925))

10.36	†	Form of Performance Based Restricted Stock Award Agreement (Special Purpose) for Community Health Systems, Inc. 2009 Stock Option and Award Plan (incorporated by reference to Exhibit 10.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed May 7, 2014 (No. 001-15925))

10.37	†	Form of Director Restricted Stock Unit Award Agreement for Community Health Systems, Inc. 2009 Stock Option and Award Plan (incorporated by reference to Exhibit 10.5 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed July 31, 2013 (No. 001-15925))

10.38	†		Form of Amended and Restated Change in Control Severance Agreement effective December 31, 2008 (incorporated by reference to Exhibit 10.22 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

10.39	†		Form of Change in Control Severance Agreement (for executive officers appointed since January 1, 2009) (incorporated by reference to Exhibit 10.3 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed May 7, 2014 (No. 001-15925))

10.40			Participation Agreement entered into as of January 1, 2005, by and between Community Health Systems Professional Services Corporation and HealthTrust Purchasing Group, L.P. (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 7, 2005 (No. 001-15925))

10.41			Amendment effective as of January 1, 2015, by and between CHSPSC, LLC and HealthTrust Purchasing Group, L.P., to Participation Agreement entered into as of January 1, 2005, by and between Community Health Systems Professional Services Corporation and HealthTrust Purchasing Group, L.P. (incorporated by reference to Exhibit 10.36 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014 filed February 25, 2014 (No. 001-15925))

10.42	†		Consultancy Agreement, dated December 31, 2015, by and between CHSPSC, LLC and William S. Hussey (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed December 31, 2015 (No. 001-15925))

12		*	Computation of Ratio of Earnings to Fixed Charges

21		*	List of Subsidiaries

23.1		*	Consent of Deloitte & Touche LLP

31.1		*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1		Corporate Integrity Agreement, dated July 28, 2014, between Community Health Systems, Inc. and the Office of Inspector General of the United States Department of Health and Human Services (incorporated by referent to Exhibit 99.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 filed November 4, 2014 (No. 001-15925))

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema

101.CAL		XBRL Taxonomy Extension Calculation Linkbase

101.DEF		XBRL Taxonomy Extension Definition Linkbase

101.LAB		XBRL Taxonomy Extension Label Linkbase

101.PRE		XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

†	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY HEALTH SYSTEMS, INC.

By:	/s/ Wayne T. Smith
Wayne T. Smith
Chairman of the Board
and Chief Executive Officer

Date:	February 17, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ WAYNE T. SMITH	Chief Executive Officer and Director	February 17, 2016
Wayne T. Smith	(principal executive officer)

/s/ W. LARRY CASH	President of Financial Services, Chief Financial Officer and Director	February 17, 2016
W. Larry Cash	(principal financial officer)

/s/ KEVIN J. HAMMONS	Senior Vice President and Chief Accounting Officer	February 17, 2016
Kevin J. Hammons	(principal accounting officer)

/s/ JOHN A. CLERICO	Director	February 17, 2016
John A. Clerico

/s/ JAMES S. ELY III	Director	February 17, 2016
James S. Ely III

/s/ JOHN A. FRY	Director	February 17, 2016
John A. Fry

/s/WILLIAM NORRIS JENNINGS, M.D.	Director	February 17, 2016
William Norris Jennings, M.D.

/s/ JULIA B. NORTH	Director	February 17, 2016
Julia B. North

/s/ H. MITCHELL WATSON, JR.	Director	February 17, 2016
H. Mitchell Watson, Jr.

/s/ H. JAMES WILLIAMS, PH.D.	Director	February 17, 2016
H. James Williams, Ph.D.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Community Health Systems, Inc.

Franklin, Tennessee

We have audited the consolidated financial statements of Community Health Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and for each of the three years in the period ended December 31, 2015, and the Company’s internal control over financial reporting as of December 31, 2015, and have issued our reports thereon dated February 17, 2016 (which report expresses an unqualified opinion and includes an explanatory paragraph concerning the adoption of Accounting Standards Update 2015-17 Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes in 2015); such reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Nashville, Tennessee

February 17, 2016

Community Health Systems, Inc. and Subsidiaries

Schedule II — Valuation and Qualifying Accounts

	Balance at	Acquisitions	Charged to		Balance
	Beginning	and	Costs and		at End
Description	of Year	Dispositions	Expenses	Write-offs	of Year
	(In millions)

Year ended December 31, 2015 allowance for doubtful accounts	$3,504	$(17)	$3,168	$(2,545)	$4,110
Year ended December 31, 2014 allowance for doubtful accounts	$2,438	$960	$3,022	$(2,916)	$3,504
Year ended December 31, 2013 allowance for doubtful accounts	$2,191	$-	$2,034	$(1,787)	$2,438

Exhibit Index

No.	Description

2.1	Agreement and Plan of Merger, dated as of July 29, 2013, by and among Health Management Associates, Inc., Community Health Systems, Inc. and FWCT-2 Acquisition Corporation (incorporated by reference to Exhibit 2.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 30, 2013 (No. 001-15925))

2.2	Amendment and Consent to Agreement and Plan of Merger, dated as of September 24, 2013, by and among Health Management Associates, Inc., Community Health Systems, Inc. and FWCT-2 Acquisition Corporation (incorporated by reference to Exhibit 2.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed September 25, 2013 (No. 001-15925))

3.1	Form of Restated Certificate of Incorporation of Community Health Systems, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to Community Health Systems, Inc.’s Registration Statement on Form S-1/A filed June 8, 2000 (No. 333-31790))

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Community Health Systems, Inc., dated May 18, 2010 (incorporated by reference to Exhibit 3.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed May 20, 2010 (No. 001-15925))

3.3	Amended and Restated By-laws of Community Health Systems, Inc. (as of May 20, 2014) (incorporated by reference to Exhibit 3.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed May 22, 2014 (No. 001-15925))

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed May 7, 2014 (No. 001-15925))

4.2	Senior Notes Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of November 22, 2011, by and among CHS/Community Health Systems, Inc., the Guarantors party thereto and Regions Bank, as successor Trustee (incorporated by reference to Exhibit 4.6 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011 filed February 23, 2012 (No. 001-15925))

4.3	Form of 8.000% Senior Note due 2019 (included in Exhibit 4.2)

4.4	Registration Rights Agreement relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of November 22, 2011, by and among CHS/Community Health Systems, Inc., the Guarantors party thereto and the Initial Purchasers (incorporated by reference to Exhibit 4.8 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011 filed February 23, 2012 (No. 001-15925))

4.5	First Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of January 31, 2012, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.35 to Community Health Systems, Inc.’s Registration Statement on Form S-4/A filed April 2, 2012 (No. 333-180265))

4.6	Second Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of March 31, 2012, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.36 to Community Health Systems, Inc.’s Registration Statement on Form S-4/A filed April 2, 2012 (No. 333-180265))

No.	Description

4.7	Third Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of May 15, 2012, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 18, 2012 (No. 001-15925))

4.8	Fourth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of September 30, 2012, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as successor Trustee (incorporated by reference to Exhibit 4.5 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed November 1, 2012 (No. 001-15925))

4.9	Fifth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of March 31, 2013, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as successor Trustee (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed April 30, 2013 (No. 001-15925))

4.10	Sixth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of September 30, 2013, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as successor Trustee (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed October 31, 2013 (No. 001-15925))

4.11	Seventh Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of February 12, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as successor Trustee (incorporated by reference to Exhibit 4.12 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 filed February 26, 2014 (No. 001-15925))

4.12	Eighth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of June 30, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as successor Trustee (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed August 1, 2014 (No. 001-15925))

4.13	Ninth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of December 1, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as successor Trustee (incorporated by reference to Exhibit 4.14 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014 filed February 25, 2014 (No. 001-15925))

4.14	Tenth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of March 31, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as successor Trustee (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed May 6, 2015 (No. 001-15925))

No.		Description

4.15		Eleventh Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of June 30, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as successor Trustee (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed August 4, 2015 (No. 001-15925))

4.16		Twelfth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of September 30, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as successor Trustee (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed November 3, 2015 (No. 001-15925))

4.17	*	Thirteenth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of December 31, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as successor Trustee

4.18		Senior Notes Indenture relating to CHS/Community Health Systems, Inc.‘s 7.125% Senior Notes due 2020, dated as of July 18, 2012, by and among CHS/Community Health Systems, Inc., the Guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 18, 2012 (No. 001-15925))

4.19		Form of 7.125% Senior Note due 2020 (included in Exhibit 4.15)

4.20		First Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of September 30, 2012, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.6 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed November 1, 2012 (No. 001-15925))

4.21		Second Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of March 31, 2013, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed April 30, 2013 (No. 001-15925))

4.22		Third Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of September 30, 2013, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed October 31, 2013 (No. 001-15925))

4.23		Fourth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of February 12, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.19 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 filed February 26, 2014 (No. 001-15925))

4.24		Fifth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of June 30, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed August 1, 2014 (No. 001-15925))

No.		Description

4.25		Sixth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of December 1, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.23 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014 filed February 25, 2014 (No. 001-15925))

4.26		Seventh Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of March 31, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed May 6, 2015 (No. 001-15925))

4.27		Eighth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of June 30, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed August 4, 2015 (No. 001-15925))

4.28		Ninth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of September 30, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed November 3, 2015 (No. 001-15925))

4.29	*	Tenth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of December 31, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee

4.30		Senior Secured Notes Indenture relating to CHS/Community Health Systems, Inc.‘s 5.125% Senior Secured Notes due 2018, dated as of August 17, 2012, by and among CHS/Community Health Systems, Inc., the Guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed August 20, 2012 (No. 001-15925))

4.31		Form of 5.125% Senior Secured Note due 2018 (included in Exhibit 4.24)

4.32		First Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2018, dated as of September 30, 2012, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.7 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed November 1, 2012 (No. 001-15925))

4.33		Second Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2018, dated as of March 31, 2013, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.3 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed April 30, 2013 (No. 001-15925))

4.34		Third Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2018, dated as of September 30, 2013, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.3 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed October 31, 2013 (No. 001-15925))

No.		Description

4.35		Fourth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2018, dated as of February 12, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.26 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 filed February 26, 2014 (No. 001-15925))

4.36		Fifth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2018, dated as of June 30, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.3 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed August 1, 2014 (No. 001-15925))

4.37		Sixth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2018, dated as of December 1, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.32 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014 filed February 25, 2014 (No. 001-15925))

4.38		Seventh Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2018, dated as of March 31, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.3 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed May 6, 2015 (No. 001-15925))

4.39		Eighth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2018, dated as of June 30, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.3 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed August 4, 2015 (No. 001-15925))

4.40		Ninth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2018, dated as of September 30, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.3 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed November 3, 2015 (No. 001-15925))

4.41	*	Tenth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2018, dated as of December 31, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent

4.42	Amendment No. 1 and Reaffirmation Agreement, dated as of August 17, 2012, relating to the Amended and Restated Guarantee and Collateral Agreement, dated as of July 25, 2007, as amended and restated as of November 5, 2010, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the guarantors party thereto, and Credit Suisse AG, as Collateral Trustee (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed November 1, 2012 (No. 001-15925))

No.	Description

4.43	First Lien Intercreditor Agreement, dated as of August 17, 2012, among Credit Suisse AG, as Collateral Agent, Credit Suisse AG, as authorized representative, Regions Bank, as Trustee and authorized representative, and the additional authorized representatives party thereto (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed November 1, 2012 (No. 001-15925))

4.44	Copyright Security Agreement, dated as of August 17, 2012, among Community Health Systems, Inc., CHS Washington Holdings, LLC, Northwest Hospital, LLC, Quorum Health Resources, LLC, and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.3 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed November 1, 2012 (No. 001-15925))

4.45	Trademark Security Agreement, dated as of August 17, 2012, among CHS/Community Health Systems, Inc., Blue Island Hospital Company, LLC, CHS Washington Holdings, LLC, Quorum Health Resources, LLC, Triad Healthcare Corporation, Youngstown Ohio Hospital Company, LLC, and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed November 1, 2012 (No. 001-15925))

4.46	Senior Secured Notes Indenture relating to CHS/Community Health Systems, Inc.‘s 5.125% Senior Secured Notes due 2021, dated as of January 27, 2014, by and among FWCT-2 Escrow Corporation, Regions Bank, as Trustee, and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 28, 2014 (No. 001-15925))

4.47	Form of 5.125% Senior Secured Note due 2021 (included in Exhibit 4.37)

4.48	First Supplemental Indenture relating to CHS/Community Health Systems, Inc.‘s 5.125% Senior Secured Notes due 2021, dated as of January 27, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee, and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 28, 2014 (No. 001-15925))

4.49	Second Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2021, dated as of June 30, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed August 1, 2014 (No. 001-15925))

4.50	Third Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2021, dated as of December 1, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.41 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014 filed February 25, 2014 (No. 001-15925))

4.51	Fourth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2021, dated as of March 31, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed May 6, 2015 (No. 001-15925))

4.52	Fifth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2021, dated as of June 30, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed August 4, 2015 (No. 001-15925))

No.		Description

4.53		Sixth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2021, dated as of September 30, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed November 3, 2015 (No. 001-15925))

4.54	*	Seventh Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2021, dated as of December 31, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent

4.55		Senior Notes Indenture relating to CHS/Community Health Systems, Inc.‘s 6.875% Senior Notes due 2022, dated as of January 27, 2014, by and among FWCT-2 Escrow Corporation and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.3 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 28, 2014 (No. 001-15925))

4.56		Form of 6.875% Senior Note due 2022 (included in Exhibit 4.42)

4.57		First Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Notes due 2022, dated as of January 27, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 28, 2014 (No. 001-15925))

4.58		Second Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Notes due 2022, dated as of June 30, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.5 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed August 1, 2014 (No. 001-15925))

4.59		Third Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Notes due 2022, dated as of December 1, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.46 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014 filed February 25, 2014 (No. 001-15925))

4.60		Fourth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Notes due 2022, dated as of March 31, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.5 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed May 6, 2015 (No. 001-15925))

4.61		Fifth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Notes due 2022, dated as of June 30, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.5 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed August 4, 2015 (No. 001-15925))

4.62		Sixth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Notes due 2022, dated as of September 30, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.5 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed November 3, 2015 (No. 001-15925))

No.		Description

4.63	*	Seventh Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Notes due 2022, dated as of December 31, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee

4.64		Secured Notes Registration Rights Agreement, dated as of January 27, 2014, by and among FWCT-2 Escrow Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse Securities (USA) LLC, each as a representative of the initial purchasers (incorporated by reference to Exhibit 4.5 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 28, 2014 (No. 001-15925))

4.65		Unsecured Notes Registration Rights Agreement, dated as of January 27, 2014, by and among FWCT-2 Escrow Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse Securities (USA) LLC, each as a representative of the initial purchasers (incorporated by reference to Exhibit 4.6 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 28, 2014 (No. 001-15925))

4.66	Secured Notes Registration Rights Agreement Joinder, dated as of January 27, 2014, by and among CHS/Community Health Systems, Inc., the subsidiaries party thereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse Securities (USA) LLC, each as a representative of the initial purchasers thereto (incorporated by reference to Exhibit 4.7 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 28, 2014 (No. 001-15925))

4.67	Unsecured Notes Registration Rights Agreement Joinder, dated as of January 27, 2014, by and among CHS/Community Health Systems, Inc., the subsidiaries party thereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse Securities (USA) LLC, each as a representative of the initial purchasers (incorporated by reference to Exhibit 4.8 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 28, 2014 (No. 001-15925))

10.1	Amended and Restated Guarantee and Collateral Agreement, dated as of July 25, 2007, as amended and restated as of November 5, 2010, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the subsidiaries of CHS/Community Health Systems, Inc. from time to time party thereto and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 10.3 to Community Health Systems, Inc.’s Current Report on Form 8-K filed November 9, 2010 (No. 001-15925))

10.2	Third Amendment and Restatement Agreement, dated as of January 27, 2014, to the Credit Agreement dated as of July 25, 2007, as amended and restated as of November 5, 2010 and as of February 2, 2012, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the subsidiaries of CHS/Community Health Systems, Inc. party thereto, the lenders party thereto and Credit Suisse AG, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 28, 2014 (No. 001-15925))

10.3	Third Amended and Restated Credit Agreement, dated as of January 27, 2014, to the Credit Agreement dated as of July 25, 2007, as amended and restated as of November 5, 2010 and as of February 2, 2012, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the subsidiaries of CHS/Community Health Systems, Inc. party thereto, the lenders party thereto and Credit Suisse AG, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 28, 2014 (No. 001-15925))

No.	Description

10.4	Amendment No. 1 and Incremental Term Loan Assumption Agreement, dated as of March 9, 2015, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the subsidiary guarantors party thereto, the lenders party thereto and Credit Suisse AG, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed March 10, 2015 (No. 001-15925))

10.5	Incremental Term Loan Assumption Agreement, dated as of May 18, 2015, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the subsidiary guarantors party thereto, the lenders party thereto and Credit Suisse AG, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed May 18, 2015 (No. 001-15925))

10.6	Contingent Value Rights Agreement, dated as of January 27, 2014, by and between Community Health Systems, Inc. and American Stock Transfer & Trust Company, LLC, as Trustee (incorporated by reference to Exhibit 10.3 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 28, 2014 (No. 001-15925))

10.7	Receivables Sale Agreement, dated as of March 21, 2012, among CHS/Community Health Systems, Inc., the originators party thereto and CHSPSC, LLC (formerly Community Health Systems Professional Services Corporation), as Collection Agent (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed March 23, 2012 (No. 001-15925))

10.8	Receivables Purchase and Contribution Agreement, dated as of March 21, 2012, among CHS/Community Health Systems, Inc., CHS Receivables Funding, LLC and CHSPSC, LLC (formerly Community Health Systems Professional Services Corporation), as Collection Agent (incorporated by reference to Exhibit 10.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed March 23, 2012 (No. 001-15925))

10.9	Receivables Loan Agreement, dated as of March 21, 2012, among CHS Receivables Funding, LLC, the lenders party thereto, the managing agents party thereto, Crédit Agricole Corporate and Investment Bank, as Administrative Agent, and CHSPSC, LLC (formerly Community Health Systems Professional Services Corporation), as Collection Agent (incorporated by reference to Exhibit 10.3 to Community Health Systems, Inc.’s Current Report on Form 8-K filed March 23, 2012 (No. 001-15925))

10.10	First Omnibus Amendment, dated July 30, 2012, to the Receivables Sale Agreement among CHS/Community Health Systems, Inc., the originators party thereto and CHSPSC, LLC, as Collection Agent, to the Receivables Purchase and Contribution Agreement among CHS/Community Health Systems, Inc., CHS Receivables Funding, LLC and CHSPSC, LLC, as Collection Agent, and to the Receivables Loan Agreement among CHS Receivables Funding, LLC, the lenders party thereto, the managing agents party thereto, Crédit Agricole Corporate and Investment Bank, as Administrative Agent, and CHSPSC, LLC, as Collection Agent, all dated as of March 21, 2012 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed November 1, 2012 (No. 001-15925))

10.11	Second Omnibus Amendment, dated March 7, 2013, to the Receivables Sale Agreement among CHS/Community Health Systems, Inc., the originators party thereto and CHSPSC, LLC, as Collection Agent, to the Receivables Purchase and Contribution Agreement among CHS/Community Health Systems, Inc., CHS Receivables Funding, LLC and CHSPSC, LLC, as Collection Agent, and to the Receivables Loan Agreement among CHS Receivables Funding, LLC, the lenders party thereto, the managing agents party thereto, Crédit Agricole Corporate and Investment Bank, as Administrative Agent, and CHSPSC, LLC, as Collection Agent, all dated as of March 21, 2012 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed March 8, 2013 (No. 001-15925))

No.		Description

10.12		Third Omnibus Amendment, dated March 31, 2014, to the Receivables Sale Agreement among CHS/Community Health Systems, Inc., the originators party thereto and CHSPSC, LLC, as Collection Agent, to the Receivables Purchase and Contribution Agreement among CHS/Community Health Systems, Inc., CHS Receivables Funding, LLC and CHSPSC, LLC, as Collection Agent, and to the Receivables Loan Agreement among CHS Receivables Funding, LLC, the lenders party thereto, the managing agents party thereto, Crédit Agricole Corporate and Investment Bank, as Administrative Agent, and CHSPSC, LLC, as Collection Agent, all dated as of March 21, 2012 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed April 1, 2014 (No. 001-15925))

10.13		Fourth Amendment, dated August 29, 2014, to the Receivables Loan Agreement among CHS Receivables Funding, LLC, the lenders party thereto, the managing agents party thereto, Crédit Agricole Corporate and Investment Bank, as Administrative Agent, and CHSPSC, LLC, as Collection Agent, all dated as of March 21, 2012 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 filed November 4, 2014 (No. 001-15925))

10.14		Fifth Amendment, dated February 28, 2015, to the Receivables Loan Agreement among CHS Receivables Funding, LLC, the lenders party thereto, the managing agents party thereto, Crédit Agricole Corporate and Investment Bank, as Administrative Agent, and CHSPSC, LLC, as Collection Agent, all dated as of March 21, 2012 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed May 6, 2015 (No. 001-15925))

10.15		Fourth Omnibus Amendment, dated March 31, 2015, to the Receivables Sale Agreement among CHS/Community Health Systems, Inc., the originators party thereto and CHSPSC, LLC, as Collection Agent, to the Receivables Purchase and Contribution Agreement among CHS/Community Health Systems, Inc., CHS Receivables Funding, LLC and CHSPSC, LLC, as Collection Agent, and to the Receivables Loan Agreement among CHS Receivables Funding, LLC, the lenders party thereto, the managing agents party thereto, Crédit Agricole Corporate and Investment Bank, as Administrative Agent, and CHSPSC, LLC, as Collection Agent, all dated as of March 21, 2012 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed April 1, 2015 (No. 001-15925))

10.16		Fifth Omnibus Amendment, dated November 13, 2015, to the Receivables Sale Agreement among CHS/Community Health Systems, Inc., the originators party thereto and CHSPSC, LLC, as Collection Agent, to the Receivables Purchase and Contribution Agreement among CHS/Community Health Systems, Inc., CHS Receivables Funding, LLC and CHSPSC, LLC, as Collection Agent, and to the Receivables Loan Agreement among CHS Receivables Funding, LLC, the lenders party thereto, the managing agents party thereto, Crédit Agricole Corporate and Investment Bank, as Administrative Agent, and CHSPSC, LLC, as Collection Agent, all dated as of March 21, 2012 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed November 13, 2015 (No. 001-15925))

10.17	†	Form of Indemnification Agreement between Community Health Systems, Inc. and its directors and executive officers (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to Community Health Systems, Inc.’s Registration Statement on Form S-1/A filed May 2, 2000 (No. 333-31790))

10.18	†	CHS/Community Health Systems, Inc. Amended and Restated Supplemental Executive Retirement Plan, as amended and restated as of January 1, 2009 (incorporated by reference to Exhibit 10.13 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

No.		Description

10.19	†	Amendment No. 1, dated as of September 13, 2011, to the CHS/Community Health Systems, Inc. Amended and Restated Supplemental Executive Retirement Plan, as amended and restated as of January 1, 2009 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed October 28, 2011 (No. 001-15925))

10.20		Amendment No. 2, dated as of January 1, 2014, to the CHS/Community Health Systems, Inc. Amended and Restated Supplemental Executive Retirement Plan, as amended and restated as of January 1, 2009 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed May 7, 2014 (No. 001-15925))

10.21	†	Community Health Systems Supplemental Executive Benefits, amended and restated effective April 1, 2015(incorporated by reference to Exhibit 10.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed August 4, 2015 (No. 001-15925))

10.22	†	Supplemental Executive Retirement Plan Trust, dated June 1, 2005, by and between CHS/Community Health Systems, Inc., as grantor, and Wachovia Bank, N.A., as Trustee (incorporated by reference to Exhibit 10.3 to Community Health Systems, Inc.’s Current Report on Form 8-K filed June 1, 2005 (No. 001-15925))

10.23	†	CHS/Community Health Systems, Inc. Deferred Compensation Plan, amended and restated effective January 1, 2014 (incorporated by reference to Exhibit 10.25 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 filed February 26, 2014 (No. 001-15925))

10.24	†	Community Health Systems Deferred Compensation Plan Trust, amended and restated effective February 26, 1999 (incorporated by reference to Exhibit 10.18 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 filed March 27, 2003 (No. 001-15925))

10.25	†	CHS NQDCP, effective as of September 1, 2009 (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Registration Statement on Form S-8 filed December 11, 2009 (No. 333-163691))

10.26	†	CHS NQDCP Adoption Agreement, executed as of August 11, 2009 (incorporated by reference to Exhibit 4.3 to Community Health Systems, Inc.’s Registration Statement on Form S-8 filed December 11, 2009 (No. 333-163691))

10.27	†	Guarantee, dated December 9, 2009, made by Community Health Systems, Inc. in favor of CHS/Community Health Systems, Inc. with respect to CHS/Community Health Systems, Inc.’s payment obligations under the CHS/Community Health Systems, Inc. Deferred Compensation Plan and the NQDCP (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.’s Registration Statement on Form S-8 filed December 11, 2009 (No. 333-163691))

10.28	†	Community Health Systems, Inc. 2004 Employee Performance Incentive Plan, as amended and restated as of February 26, 2014 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed August 1, 2014 (No. 001-15925))

10.29	†	Community Health Systems, Inc. Directors’ Fees Deferral Plan, as amended and restated as of December 10, 2008 (incorporated by reference to Exhibit 10.15 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

No.		Description

10.30	†	Community Health Systems, Inc. 2000 Stock Option and Award Plan, as amended and restated as of March 20, 2013 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed July 31, 2013 (No. 001-15925))

10.31	†	Form of Nonqualified Stock Option Agreement (Employee) for Community Health Systems, Inc. 2000 Stock Option and Award Plan (incorporated by reference to Exhibit 10.15 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009 filed February 26, 2010 (No. 001-15925))

10.32	†	Community Health Systems, Inc. 2009 Stock Option and Award Plan, as amended and restated as of March 19, 2014 (incorporated by reference to Exhibit 10.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed August 1, 2014 (No. 001-15925))

10.33	†	Form of Nonqualified Stock Option Agreement (Employee) for Community Health Systems, Inc. 2009 Stock Option and Award Plan (incorporated by reference to Exhibit 10.39 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 filed February 26, 2014 (No. 001-15925))

10.34	†	Form of Restricted Stock Award Agreement for Community Health Systems, Inc. 2009 Stock Option and Award Plan (incorporated by reference to Exhibit 10.3 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed July 31, 2013 (No. 001-15925))

10.35	†	Form of Performance Based Restricted Stock Award Agreement (Most Highly Compensated Executive Officers) for Community Health Systems, Inc. 2009 Stock Option and Award Plan (incorporated by reference to Exhibit 10.4 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed July 31, 2013 (No. 001-15925))

10.36	†	Form of Performance Based Restricted Stock Award Agreement (Special Purpose) for Community Health Systems, Inc. 2009 Stock Option and Award Plan (incorporated by reference to Exhibit 10.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed May 7, 2014 (No. 001-15925))

10.37	†	Form of Director Restricted Stock Unit Award Agreement for Community Health Systems, Inc. 2009 Stock Option and Award Plan (incorporated by reference to Exhibit 10.5 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed July 31, 2013 (No. 001-15925))

10.38	†	Form of Amended and Restated Change in Control Severance Agreement effective December 31, 2008 (incorporated by reference to Exhibit 10.22 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

10.39	†	Form of Change in Control Severance Agreement (for executive officers appointed since January 1, 2009) (incorporated by reference to Exhibit 10.3 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed May 7, 2014 (No. 001-15925))

10.40		Participation Agreement entered into as of January 1, 2005, by and between Community Health Systems Professional Services Corporation and HealthTrust Purchasing Group, L.P. (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 7, 2005 (No. 001-15925))

No.		Description

10.41		Amendment effective as of January 1, 2015, by and between CHSPSC, LLC and HealthTrust Purchasing Group, L.P., to Participation Agreement entered into as of January 1, 2005, by and between Community Health Systems Professional Services Corporation and HealthTrust Purchasing Group, L.P. (incorporated by reference to Exhibit 10.36 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014 filed February 25, 2014 (No. 001-15925))

10.42	†	Consultancy Agreement, dated December 31, 2015, by and between CHSPSC, LLC and William S. Hussey (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed December 31, 2015 (No. 001-15925))

12	*	Computation of Ratio of Earnings to Fixed Charges

21	*	List of Subsidiaries

23.1	*	Consent of Deloitte & Touche LLP

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1		Corporate Integrity Agreement, dated July 28, 2014, between Community Health Systems, Inc. and the Office of Inspector General of the United States Department of Health and Human Services (incorporated by referent to Exhibit 99.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 filed November 4, 2014 (No. 001-15925))

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema

101.CAL		XBRL Taxonomy Extension Calculation Linkbase

101.DEF		XBRL Taxonomy Extension Definition Linkbase

101.LAB		XBRL Taxonomy Extension Label Linkbase

101.PRE		XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

†	Indicates a management contract or compensatory plan or arrangement