Form 10-Q
period 2016-03-31
COMMUNITY HEALTH SYSTEMS INC
filed 2016-05-03
CIK 1108109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of April 28, 2016, there were outstanding 113,754,186 shares of the Registrant’s Common Stock, $0.01 par value.

Community Health Systems, Inc.

Form 10-Q

For the Three Months Ended March 31, 2016

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Operating revenues (net of contractual allowances and discounts)	$5,754	$5,646
Provision for bad debts	755	735

Net operating revenues	4,999	4,911

Operating costs and expenses:
Salaries and benefits	2,317	2,257
Supplies	799	762
Other operating expenses	1,173	1,099
Government settlement and related costs	-	8
Electronic health records incentive reimbursement	(18)	(26)
Rent	119	116
Depreciation and amortization	298	296
Impairment of long-lived assets	17	-

Total operating costs and expenses	4,705	4,512

Income from operations	294	399
Interest expense, net	251	241
Loss from early extinguishment of debt	-	8
Equity in earnings of unconsolidated affiliates	(20)	(18)

Income from continuing operations before income taxes	63	168
Provision for income taxes	26	56

Income from continuing operations	37	112

Discontinued operations, net of taxes:
Loss from operations of entities sold or held for sale	-	(11)
Impairment of hospitals sold or held for sale	(1)	(1)
Loss on sale, net	-	(1)

Loss from discontinued operations, net of taxes	(1)	(13)

Net income	36	99
Less: Net income attributable to noncontrolling interests	25	20

Net income attributable to Community Health Systems, Inc. stockholders	$11	$79

Basic earnings (loss) per share attributable to Community
Health Systems, Inc. common stockholders:
Continuing operations	$0.11	$0.80
Discontinued operations	(0.01)	(0.11)

Net income	$0.10	$0.69

Diluted earnings (loss) per share attributable to Community
Health Systems, Inc. common stockholders:
Continuing operations	$0.11	$0.79
Discontinued operations	(0.01)	(0.11)

Net income	$0.10	$0.68

Weighted-average number of shares outstanding:
Basic	110,247,867	114,419,590

Diluted	110,309,372	115,057,668

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In millions)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Net income	$36	$99
Other comprehensive (loss) income, net of income taxes:
Net change in fair value of interest rate swaps, net of tax	(19)	(9)
Net change in fair value of available-for-sale securities, net of tax	2	1
Amortization and recognition of unrecognized pension cost components, net of tax	1	1

Other comprehensive loss	(16)	(7)

Comprehensive income	20	92
Less: Comprehensive income attributable to noncontrolling interests	25	20

Comprehensive (loss) income attributable to Community Health Systems, Inc. stockholders	$(5)	$72

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$181	$184
Patient accounts receivable, net of allowance for doubtful accounts of $4,051 and $4,110 at March 31, 2016 and December 31, 2015, respectively	3,723	3,611
Supplies	587	580
Prepaid income taxes	2	27
Prepaid expenses and taxes	218	197
Other current assets (including assets of hospitals held for sale of $5 and $17 at March 31, 2016 and December 31, 2015, respectively)	545	567

Total current assets	5,256	5,166

Property and equipment	15,084	14,906
Less accumulated depreciation and amortization	(4,980)	(4,794)

Property and equipment, net	10,104	10,112

Goodwill	9,022	8,965

Other assets, net (including assets of hospitals held for sale of $25 and $41 at March 31, 2016 and December 31, 2015, respectively)	2,342	2,352

Total assets	$26,724	$26,595

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$249	$229
Accounts payable	1,179	1,258
Accrued interest	158	227
Accrued liabilities (including liabilities of hospitals held for sale of $2 and $6 at March 31, 2016 and December 31, 2015, respectively)	1,468	1,358

Total current liabilities	3,054	3,072

Long-term debt	16,665	16,556

Deferred income taxes	599	593

Other long-term liabilities	1,723	1,698

Total liabilities	22,041	21,919

Redeemable noncontrolling interests in equity of consolidated subsidiaries	565	571

EQUITY
Community Health Systems, Inc. stockholders’ equity:
Preferred stock, $.01 par value per share, 100,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value per share, 300,000,000 shares authorized; 114,731,736 shares issued and 113,756,187 shares outstanding at March 31, 2016, and 113,732,933 shares issued and 112,757,384 shares outstanding at December 31, 2015	1	1
Additional paid-in capital	1,952	1,963
Treasury stock, at cost, 975,549 shares at March 31, 2016 and December 31, 2015	(7)	(7)
Accumulated other comprehensive loss	(89)	(73)
Retained earnings	2,146	2,135

Total Community Health Systems, Inc. stockholders’ equity	4,003	4,019
Noncontrolling interests in equity of consolidated subsidiaries	115	86

Total equity	4,118	4,105

Total liabilities and equity	$26,724	$26,595

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net income	$36	$99
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	298	296
Government settlement and related costs	-	8
Stock-based compensation expense	14	14
Loss on sale, net	-	1
Impairment of hospitals sold or held for sale	1	2
Impairment of long-lived assets	17	-
Loss from early extinguishment of debt	-	8
Other non-cash expenses, net	14	(7)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Patient accounts receivable	(109)	(202)
Supplies, prepaid expenses and other current assets	(14)	14
Accounts payable, accrued liabilities and income taxes	64	(284)
Other	(27)	(10)

Net cash provided by (used in) operating activities	294	(61)

Cash flows from investing activities:
Acquisitions of facilities and other related equipment	(99)	(13)
Purchases of property and equipment	(224)	(241)
Proceeds from disposition of hospitals and other ancillary operations	12	62
Proceeds from sale of property and equipment	4	3
Purchases of available-for-sale securities	(37)	(59)
Proceeds from sales of available-for-sale securities	40	56
Increase in other investments	(67)	(39)

Net cash used in investing activities	(371)	(231)

Cash flows from financing activities:
Proceeds from exercise of stock options	-	17
Repurchase of restricted stock shares for payroll tax withholding requirements	(7)	(20)
Deferred financing costs and other debt-related costs	-	(20)
Redemption of noncontrolling investments in joint ventures	(16)	(7)
Distributions to noncontrolling investors in joint ventures	(18)	(23)
Borrowings under credit agreements	1,564	1,251
Proceeds from receivables facility	31	75
Repayments of long-term indebtedness	(1,480)	(1,268)

Net cash provided by financing activities	74	5

Net change in cash and cash equivalents	(3)	(287)
Cash and cash equivalents at beginning of period	184	509

Cash and cash equivalents at end of period	$181	$222

Supplemental disclosure of cash flow information:
Interest payments	$(307)	$(300)

Income tax (payments) refunds, net	$-	$(1)

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The unaudited condensed consolidated financial statements of Community Health Systems, Inc. (the “Parent” or “Parent Company”) and its subsidiaries (the “Company”) as of March 31, 2016 and December 31, 2015 and for the three-month ended March 31, 2016 and 2015, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. All intercompany transactions and balances have been eliminated. The results of operations for the three months ended March 31, 2016, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2016. Certain information and disclosures normally included in the notes to condensed consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission (the “SEC”). The Company believes the disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2015, contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 17, 2016 (“2015 Form 10-K”).

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

Throughout these notes to the condensed consolidated financial statements, Community Health Systems, Inc., and its consolidated subsidiaries are referred to on a collective basis as the “Company.” This drafting style is not meant to indicate that the publicly traded Parent or any particular subsidiary of the Parent owns or operates any asset, business, or property. The hospitals, operations and businesses described in this filing are owned and operated, and management services provided, by distinct and indirect subsidiaries of Community Health Systems, Inc.

Allowance for Doubtful Accounts. Accounts receivable are reduced by an allowance for amounts that could become uncollectible in the future. Substantially all of the Company’s receivables are related to providing healthcare services to patients at its hospitals and affiliated businesses.

The Company estimates the allowance for doubtful accounts by reserving a percentage of all self-pay accounts receivable without regard to aging category, based on collection history, adjusted for expected recoveries and any anticipated changes in trends. The Company’s ability to estimate the allowance for doubtful accounts is not impacted by not utilizing an aging of net accounts receivable as the Company believes that substantially all of the risk exists at the point in time such accounts are identified as self-pay. For all other non-self-pay payor categories, the Company reserves an estimated amount on historical collection rates for the uncontractualized portion of all accounts aging over 365 days from the date of discharge. These amounts represent an immaterial percentage of the outstanding accounts receivable. The percentage used to reserve for all self-pay accounts is based on the Company’s collection history. The Company collects substantially all of its third-party insured receivables, which include receivables from governmental agencies.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Operating revenues, net of contractual allowances and discounts (but before the provision for bad debts), recognized during the three months ended March 31, 2016 and 2015, were as follows (in millions):

	Three Months Ended
	March 31,
	2016	2015
Medicare	$1,431	$1,398
Medicaid	593	586
Managed Care and other third-party payors	3,022	2,946
Self-pay	708	716

Total	$5,754	$5,646

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

The Company recognized approximately $18 million and $26 million for the three months ended March 31, 2016 and 2015, respectively, of incentive reimbursement for HITECH incentives from Medicare and Medicaid related to certain of the Company’s hospitals and for certain of the Company’s employed physicians that have demonstrated meaningful use of certified EHR technology or have completed attestations to their adoption or implementation of certified EHR technology. These incentive reimbursements are presented as a reduction of operating costs and expenses on the condensed consolidated statements of income. The Company received cash related to the incentive reimbursement for HITECH incentives of approximately $85 million and $54 million for the three months ended March 31, 2016 and 2015, respectively. The Company recorded $34 million and $75 million as deferred revenue in connection with the receipt of these payments at March 31, 2016 and 2015, respectively, as all criteria for gain recognition had not been met.

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

In April 2015, the FASB issued ASU 2015-03, which requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with the accounting for debt discounts. The ASU did not change the measurement or recognition guidance for debt issuance costs. This ASU is effective for fiscal years beginning after December 31, 2015. The Company adopted this ASU on January 1, 2016, which resulted in the reclassification of approximately $266 million of debt issuance costs from other long-term assets to a reduction of the related long-term debt. The adoption of this ASU was applied retroactively to all periods presented, and had no impact on the Company’s results of operations or cash flows.

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

In January 2016, the FASB issued ASU 2016-01, which amends the measurement, presentation and disclosure requirements for equity investments, other than those accounted for under the equity method or that require consolidation of the investee. The ASU eliminates the classification of equity investments as available-for-sale with any changes in fair value of such investments recognized in other comprehensive income, and requires entities to measure equity investments at fair value, with any changes in fair value recognized in net income. This ASU is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. The Company expects to adopt this ASU on January 1, 2018, and is currently evaluating the impact that adoption of this ASU will have on its consolidated financial position and results of operations.

In February 2016, the FASB issued ASU 2016-02, which amends the accounting for leases, requiring lessees to recognize most leases on their balance sheet with a right-of-use asset and a lease liability. Leases will be classified as either finance or operating leases, which will impact the expense recognition of such leases over the lease term. The ASU also modifies the lease classification criteria for lessors and eliminates some of the real estate leasing guidance previously applied for certain leasing transactions. This ASU is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company expects to adopt this ASU on January 1, 2019. Because of the number of leases the Company utilizes to support its operations, the adoption of this ASU is expected to have a significant impact on the Company’s consolidated financial position and results of operations. Management is currently evaluating the extent of this anticipated impact on the Company’s consolidated financial position and results of operations, and the quantitative and qualitative factors that will impact the Company as part of the adoption of this ASU, as well as any changes to its leasing strategy that may occur because of the changes to the accounting and recognition of leases.

In March 2016, the FASB issued ASU 2016-09, which was issued to simplify some of the accounting guidance for share-based compensation. Among the areas impacted by the amendments in this ASU is the accounting for income taxes related to share-based payments, accounting for forfeitures, classification of awards as equity or liabilities, and classification on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company expects to adopt this ASU on January 1, 2017. Management is evaluating the impact that the adoption of this ASU will have on its consolidated financial position, results of operations and cash flows.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

2. ACCOUNTING FOR STOCK-BASED COMPENSATION

Stock-based compensation awards have been granted under the Community Health Systems, Inc. Amended and Restated 2000 Stock Option and Award Plan, amended and restated as of March 20, 2013 (the “2000 Plan”), and the Community Health Systems, Inc. 2009 Stock Option and Award Plan, amended and restated as of March 19, 2014 (the “2009 Plan”). In addition, at the annual meeting of stockholders to be held on May 17, 2016 (the “2016 Annual Meeting”), the Company’s stockholders will be voting on whether or not to approve the amendment and restatement of the 2009 Plan (the “Amended 2009 Plan”) which was approved by the Board on March 16, 2016, subject to stockholder approval at the 2016 Annual Meeting.

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

The 2009 Plan provides (and, if approved by the Company’s stockholders at the 2016 Annual Meeting, the Amended 2009 Plan will provide) for the grant of incentive stock options intended to qualify under Section 422 of the IRC and for the grant of stock options which do not so qualify, stock appreciation rights, restricted stock, restricted stock units, performance-based shares or units and other share awards. Persons eligible to receive grants under the 2009 Plan include (and, if approved by the Company’s stockholders at the 2016 Annual Meeting, the Amended 2009 Plan will include) the Company’s directors, officers, employees and consultants. To date, all options granted under the 2009 Plan have been “nonqualified” stock options for tax purposes. Generally, vesting of these granted options occurs in one-third increments on each of the first three anniversaries of the award date. Options granted in 2011 or later have a 10-year contractual term. As of March 31, 2016, 1,122,376 shares of unissued common stock were reserved for future grants under the 2009 Plan. In addition, if the Amended 2009 Plan is approved by the Company’s stockholders at the 2016 Annual Meeting, then 5,000,000 additional shares of unissued common stock would be reserved for future grants under the Amended 2009 Plan.

The exercise price of all options granted under the 2000 Plan and the 2009 Plan has been equal to the fair value of the Company’s common stock on the option grant date.

The following table reflects the impact of total compensation expense related to stock-based equity plans on the reported operating results for the respective periods (in millions):

	Three Months Ended
	March 31,
	2016	2015
Effect on income from continuing operations before income taxes	$(14)	$(14)

Effect on net income	$(8)	$(8)

At March 31, 2016, $66 million of unrecognized stock-based compensation expense related to outstanding unvested restricted stock and restricted stock units (the terms of which are summarized below) was expected to be recognized over a weighted-average period of 24 months. There is no expense to be recognized related to stock options. There were no modifications to awards during the three months ended March 31, 2016 and 2015.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Options outstanding and exercisable under the 2000 Plan and the 2009 Plan as of March 31, 2016, and changes during the three-month period following December 31, 2015, were as follows (in millions, except share and per share data):

			Weighted-	Aggregate
			Average	Intrinsic
		Weighted-	Remaining	Value as of
		Average	Contractual	March 31,
	Shares	Exercise Price	Term	2016
Outstanding at December 31, 2015	1,232,158	$31.65
Granted	-	-
Exercised	-	-
Forfeited and cancelled	(9,334)	29.85

Outstanding at March 31, 2016	1,222,824	$31.66	3.8 years	$-

Exercisable at March 31, 2016	1,222,824	$31.66	3.8 years	$-

No stock options were granted during the three months ended March 31, 2016 and 2015. The aggregate intrinsic value (the number of in-the-money stock options multiplied by the difference between the Company’s closing stock price on the last trading day of the reporting period ($18.51) and the exercise price of the respective stock options) in the table above represents the amount that would have been received by the option holders had all option holders exercised their options on March 31, 2016. This amount changes based on the market value of the Company’s common stock. The aggregate intrinsic value of options exercised during the three months ended March 31, 2015 was $5 million. There were no options exercised during the three months ended March 31, 2016. The aggregate intrinsic value of options vested and expected to vest approximates that of the outstanding options.

The Company has also awarded restricted stock under the 2000 Plan and the 2009 Plan to its directors and employees of certain subsidiaries. The restrictions on these shares generally lapse in one-third increments on each of the first three anniversaries of the award date. Certain of the restricted stock awards granted to the Company’s senior executives contain a performance objective that must be met in addition to any time-based vesting requirements. If the performance objective is not attained, the awards will be forfeited in their entirety. Once the performance objective has been attained, restrictions will lapse in one-third increments on each of the first three anniversaries of the award date. In addition, 835,000 restricted stock awards granted March 1, 2014 had a performance objective that was measured based on the realization of synergies related to the acquisition of Health Management Associates, Inc. (“HMA”) over a two-year period that began on February 1, 2014. The performance objective could be met in part in the first year or in whole or in part over such two-year period. Depending on the degree of attainment of the performance objective, restrictions would lapse on a portion of the award grant over the first three anniversaries of the award date at a level dependent upon the amount of synergies realized. If the synergies related to the HMA merger had not reached a certain level, then the awards would have been forfeited in their entirety. Based on the synergy levels attained in the first annual measurement period ended on January 31, 2015, the performance objective for the first measurement period was met, and one-third of the awards vested on March 1, 2015. Based on the synergy levels attained in the second annual measurement period ended on January 31, 2016, the performance objective for the second measurement period was also met, so the full amount of each award has been earned and one-third of the awards vested on March 1, 2016. The remaining one-third of each award will vest on March 1, 2017. Notwithstanding the above-mentioned performance objectives and vesting requirements, the restrictions with respect to restricted stock granted under the 2000 Plan and the 2009 Plan will lapse earlier in the event of death, disability or termination of employment by the Company for any reason other than for cause of the holder of the restricted stock, or change in control of the Company. Restricted stock awards subject to performance standards that have not yet been satisfied are not considered outstanding for purposes of determining earnings per share until the performance objectives have been satisfied.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Restricted stock outstanding under the 2000 Plan and the 2009 Plan as of March 31, 2016, and changes during the three-month period following December 31, 2015, were as follows (in millions, except share and per share data):

		Weighted-
		Average Grant
	Shares	Date Fair Value
Unvested at December 31, 2015	2,845,579	$44.18
Granted	1,340,000	15.48
Vested	(1,301,337)	43.36
Forfeited	(4,667)	43.05

Unvested at March 31, 2016	2,879,575	31.20

Restricted stock units (“RSUs”) have been granted to the Company’s outside directors under the 2000 Plan and the 2009 Plan. On March 1, 2015, each of the Company’s outside directors received a grant under the 2009 Plan of 3,504 RSUs. On March 1, 2016, each of the Company’s outside directors received a grant under the 2009 Plan of 11,017 RSUs. Both the 2015 and 2016 grants had a grant date fair value of approximately $170,000. Vesting of these RSUs occurs in one-third increments on each of the first three anniversaries of the award date.

RSUs outstanding under the 2000 Plan and the 2009 Plan as of March 31, 2016, and changes during the three-month period following December 31, 2015, were as follows (in millions, except share and per share data):

		Weighted-
		Average Grant
	Shares	Date Fair Value
Unvested at December 31, 2015	42,678	$44.59
Granted	77,119	15.43
Vested	(21,432)	43.60
Forfeited	-	-

Unvested at March 31, 2016	98,365	21.95

3. COST OF REVENUE

Substantially all of the Company’s operating costs and expenses are “cost of revenue” items. Operating costs that could be classified as general and administrative by the Company would include the Company’s corporate office costs at its Franklin, Tennessee office, which were $60 million and $77 million for the three months ended March 31, 2016 and 2015, respectively. Included in these corporate office costs is stock-based compensation of $14 million for both the three months ended March 31, 2016 and 2015.

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

Excluding acquisition and integration expenses related to the acquisition of HMA, approximately $2 million of acquisition costs related to prospective and closed acquisitions were expensed during both the three months ended March 31, 2016 and March 31, 2015 and are included in other operating expenses on the condensed consolidated statements of income. Approximately $1 million of acquisition and related integration expense related to the HMA acquisition were recognized during the three months ended March 31, 2015.

On March 1, 2016, one or more subsidiaries of the Company completed the acquisition of an 80% ownership interest in a joint venture entity with Indiana University Health that includes substantially all of the assets of IU Health La Porte Hospital in La Porte, Indiana (227 licensed beds) and IU Health Starke Hospital in Knox, Indiana (50 licensed beds), and affiliated outpatient centers and physician practices. The total cash consideration paid for long-lived assets and working capital in this joint venture was approximately $69 million and $10 million, respectively, with additional consideration of $32 million assumed in liabilities, for a total consideration of $96 million. Based upon the Company’s preliminary purchase price allocation relating to this acquisition as of March 31, 2016, approximately $49 million of goodwill has been recorded. The preliminary allocation of the purchase price has been determined by the Company based on available information and is subject to settling amounts related to purchased working capital and final appraisals of tangible and intangible assets. Adjustments to the purchase price allocation are not expected to be material.

Other Acquisitions

During the three months ended March 31, 2016, one or more subsidiaries of the Company paid approximately $4 million to acquire the operating assets and related businesses of certain physician practices, clinics and other ancillary businesses that operate within the communities served by the Company’s affiliated hospitals. In connection with these acquisitions, during the three months ended March 31, 2016, the Company allocated approximately $2 million of the consideration paid to property and equipment and net working capital and the remainder, approximately $7 million consisting of intangible assets that do not qualify for separate recognition, to goodwill. The value of the noncontrolling interest recorded in these acquisitions was $5 million.

Divestitures

In April 2014, FASB issued ASU 2014-08, which changes the requirements for reporting discontinued operations. A discontinued operation continues to include a component of an entity or a group of components of an entity, or a business activity. However, in a shift reflecting stakeholder concerns that too many disposals of small groups of assets that were recurring in nature qualified for reporting as discontinued operations, a disposal of a component of an entity or a group of components of an entity will be required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. A business or nonprofit activity that, on acquisition, meets the criteria to be classified as held for sale will still be a discontinued operation. Additional disclosures will be required for significant components of the entity that are disposed of or are held for sale but do not qualify as discontinued operations. This ASU is effective for fiscal years beginning after December 15, 2014 and is to be applied on a prospective basis for disposals or components initially classified as held for sale after that date. The Company adopted this ASU on January 1, 2015 and the adoption resulted in the following divestitures occurring subsequent to the date of adoption being included in continuing operations for the three months ended March 31, 2016 and 2015 (the impact of the adoption of ASU 2014-08 in relation to the hospitals and other assets spun off to Quorum Health Corporation (“QHC”) are discussed in footnote 6 below).

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Effective February 1, 2016, one or more subsidiaries of the Company sold Lehigh Regional Medical Center (88 licensed beds) in Lehigh Acres, Florida, (“Lehigh”) and related outpatient services to Prime Healthcare Services, Inc. (“Prime”) for approximately $11 million in cash. In connection with the divestiture of Lehigh, the Company recorded an impairment charge of approximately $4 million related to the allocated goodwill during the three months ended March 31, 2016.

Effective January 1, 2016, one or more subsidiaries of the Company sold Bartow Regional Medical Center (72 licensed beds) in Bartow, Florida, (“Bartow”) and related outpatient services to BayCare Health Systems, Inc. for approximately $60 million in cash, which was received at a preliminary closing on December 31, 2015. In connection with the divestiture of Bartow, the Company recorded an impairment charge of approximately $5 million related to the allocated goodwill during the three months ended March 31, 2016.

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

Pursuant to the Company’s adoption of ASU 2014-08, the divestiture of Lehigh, Bartow and Payson do not meet the requirement for presentation in discontinued operations. The financial results included in discontinued operations for divestitures or hospitals held for sale at December 31, 2014, prior to the Company’s adoption of ASU 2014-08, are summarized below.

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

During the year ended December 31, 2014, the Company made the decision to sell and began actively marketing several smaller hospitals, which are classified as held for sale at March 31, 2016. In addition, HMA entered into a definitive agreement to sell Williamson Memorial Hospital (76 licensed beds) located in Williamson, West Virginia prior to the HMA merger, and the Company has continued the effort to divest this facility. In connection with management’s decision to sell these facilities and the sale of the seven hospitals (excluding Payson) noted above during 2015, the Company has classified the results of operations of the above mentioned hospitals as discontinued operations in the accompanying condensed consolidated statements of income, and classified these hospitals as held for sale in the accompanying condensed consolidated balance sheet.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Net operating revenues and loss from discontinued operations for the respective periods are as follows (in millions):

	Three Months Ended
	March 31,
	2016	2015
Net operating revenues	$27	$56

Loss from operations of entities sold or held for sale before income taxes	-	(17)
Impairment of hospitals sold or held for sale	(2)	(1)
Loss on sale, net	-	(1)

Loss from discontinued operations, before taxes	(2)	(19)
Income tax benefit	(1)	(6)

Loss from discontinued operations, net of taxes	$(1)	$(13)

Interest expense was allocated to discontinued operations based on sale proceeds available for debt repayment.

Other Hospital Closures

During the three months ended March 31, 2016, the Company announced the planned closure of McNairy Regional Hospital in Selmer, Tennessee, scheduled for the second quarter of 2016. The Company recorded an impairment charge of approximately $7 million during the three months ended March 31, 2016, to adjust the value of the supplies inventory and long-lived assets of this hospital, including property and equipment and capitalized software costs, based on their estimated fair value and future utilization.

6. SPIN-OFF OF QUORUM HEALTH CORPORATION

On August 3, 2015, the Company announced a plan to spin off 38 hospitals and Quorum Health Resources, LLC into Quorum Health Corporation, an independent, publicly traded corporation. The transaction was structured to be generally tax free to the Company and its stockholders.

On April 29, 2016, the Company completed the spin-off of QHC and distributed, on a pro rata basis, all of the shares of QHC common stock to the Company’s stockholders of record as of April 22, 2016. These stockholders of record as of April 22, 2016 received a distribution of one share of QHC common stock for every four shares of Company common stock held as of the record date plus cash in lieu of any fractional shares. Immediately following the completion of the spin-off, the Company’s stockholders owned 100% of the outstanding shares of QHC common stock. Following the spin-off, QHC became an independent public company with its common stock listed for trading under the symbol “QHC” on the New York Stock Exchange.

In connection with the spin-off, the Company and QHC entered into a separation and distribution agreement as well as certain ancillary agreements on April 29, 2016. These agreements allocate between the Company and QHC the various assets, employees, liabilities and obligations (including investments, property and employee benefits and tax-related assets and liabilities) that comprise the separate companies and govern certain relationships between, and activities of, the Company and QHC for a period of time after the spin-off.

The results of operations for QHC have continued to be presented in continuing operations in the condensed consolidated statement of income as the Company has determined that the spin-off of QHC does not meet the criteria as discontinued operations under ASU 2014-08.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

7. INCOME TAXES

The total amount of unrecognized benefit that would affect the effective tax rate, if recognized, was approximately $5 million as of March 31, 2016. A total of approximately $3 million of interest and penalties is included in the amount of the liability for uncertain tax positions at March 31, 2016. It is the Company’s policy to recognize interest and penalties related to unrecognized benefits in its condensed consolidated statements of income as income tax expense.

It is possible the amount of unrecognized tax benefit could change in the next 12 months as a result of a lapse of the statute of limitations and settlements with taxing authorities; however, the Company does not anticipate the change will have a material impact on the Company’s condensed consolidated results of operations or condensed consolidated financial position.

The Company, or one of its subsidiaries, files income tax returns in the United States federal jurisdiction and various state jurisdictions. The Company has extended the federal statute of limitations through March 31, 2017 for Triad Hospitals, Inc. for the tax periods ended December 31, 1999, December 31, 2000, April 30, 2001, June 30, 2001, December 31, 2001, December 31, 2002, December 31, 2003, December 31, 2004, December 31, 2005, December 31, 2006 and July 25, 2007. With few exceptions, the Company is no longer subject to state income tax examinations for years prior to 2011. The Company’s federal income tax returns for the 2009 and 2010 tax years are currently under examination by the Internal Revenue Service. The Company believes the results of these examinations will not be material to its consolidated results of operations or consolidated financial position. The Company has extended the federal statute of limitations through December 31, 2016 for Community Health Systems, Inc. for the tax periods ended December 31, 2007, 2008, 2009 and 2010, and through March 31, 2017 for the tax periods ended December 31, 2011 and 2012.

The Company’s effective tax rates were 41.3% and 33.2% for the three months ended March 31, 2016 and 2015, respectively. The increase in the Company’s effective tax rate for the three months ended March 31, 2016, when compared to the three months ended March 31, 2015, was primarily related to a disproportionate substantial decrease in income from continuing operations before income taxes, when compared to an increase in net income attributable to noncontrolling interests for those same periods, which is not tax affected in the condensed consolidated statement of income. Including the expense related to income attributable to noncontrolling interests, the effective tax rate for the three months ended March 31, 2016 and 2015 would have been 68.4% and 37.8%, respectively. The increase in the Company’s effective tax rate for the three months ended March 31, 2016 is primarily due to the impact of permanent tax differences recognized as part of the hospitals divested by the Company during this three-month period.

Cash paid for income taxes, net of refunds received, resulted in net cash paid of less than $1 million and $1 million during the three months ended March 31, 2016 and 2015, respectively.

8. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill for the three months ended March 31, 2016 are as follows (in millions):

Balance as of December 31, 2015	$8,965
Goodwill acquired as part of acquisitions during current year	57

Balance as of March 31, 2016	$9,022

Goodwill is allocated to each identified reporting unit, which is defined as an operating segment or one level below the operating segment (referred to as a component of the entity). Management has determined that the Company’s operating segments and hospital management services operations meet the criteria to be classified as reporting units. At March 31, 2016, the hospital operations reporting unit, the home care agency operations reporting unit and the hospital management services reporting unit had approximately $8.9 billion, $47 million and $33 million, respectively, of goodwill.

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

Intangible Assets

No intangible assets other than goodwill were acquired during the three months ended March 31, 2016. The gross carrying amount of the Company’s other intangible assets subject to amortization was $79 million at March 31, 2016 and $82 million at December 31, 2015 and the net carrying amount was $27 million at March 31, 2016 and $31 million at December 31, 2015. The carrying amount of the Company’s other intangible assets not subject to amortization was $120 million March 31, 2016 and $121 million at December 31, 2015, respectively. Other intangible assets are included in other assets, net on the Company’s condensed consolidated balance sheets. Substantially all of the Company’s intangible assets are contract-based intangible assets related to operating licenses, management contracts, or non-compete agreements entered into in connection with prior acquisitions.

The weighted-average remaining amortization period for the intangible assets subject to amortization is approximately four years. There are no expected residual values related to these intangible assets. Amortization expense on these intangible assets was $4 million and $3 million during the three months ended March 31, 2016 and 2015, respectively. Amortization expense on intangible assets is estimated to be $11 million for the remainder of 2016, $5 million in 2017, $4 million in 2018, $2 million in 2019, $2 million in 2020, $2 million in 2021 and $1 million thereafter.

The gross carrying amount of capitalized software for internal use was approximately $1.5 billion at both March 31, 2016 and December 31, 2015, and the net carrying amount considering accumulated amortization was approximately $737 million at March 31, 2016 and $771 million at December 31, 2015. The estimated amortization period for capitalized internal-use software is generally three years, except for capitalized costs related to significant system conversions, which is generally eight to ten years. There is no expected residual value for capitalized internal-use software. At March 31, 2016, there was approximately $56 million of capitalized costs for internal-use software that is currently in the development stage and will begin amortization once the software project is complete and ready for its intended use. Amortization expense on capitalized internal-use software was $55 million and $53 million during the three months ended March 31, 2016 and 2015, respectively. Amortization expense on capitalized internal-use software is estimated to be $165 million for the remainder of 2016, $185 million in 2017, $102 million in 2018, $74 million in 2019, $65 million in 2020, $60 million in 2021 and $86 million thereafter.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

9. EARNINGS PER SHARE

The following table sets forth the components of the numerator and denominator for the computation of basic and diluted earnings per share for income from continuing operations, discontinued operations and net income attributable to Community Health Systems, Inc. common stockholders (in millions, except share data):

	Three Months Ended
	March 31,
	2016	2015
Numerator:
Income from continuing operations, net of taxes	$37	$112
Less: Income from continuing operations attributable to noncontrolling interests, net of taxes	25	20

Income from continuing operations attributable to Community Health Systems, Inc. common stockholders — basic and diluted	$12	$92

Loss from discontinued operations, net of taxes	$(1)	$(13)
Less: Loss from discontinued operations attributable to noncontrolling interests, net of taxes	-	-

Loss from discontinued operations attributable to Community Health Systems, Inc. common stockholders — basic and diluted	$(1)	$(13)

Denominator:
Weighted-average number of shares outstanding — basic	110,247,867	114,419,590
Effect of dilutive securities:
Restricted stock awards	45,257	181,120
Employee stock options	13,038	452,659
Other equity-based awards	3,210	4,299

Weighted-average number of shares outstanding — diluted	110,309,372	115,057,668

	Three Months Ended
	March 31,
	2016	2015
Dilutive securities outstanding not included in the computation of earnings per share because their effect is antidilutive:
Employee stock options and restricted stock awards	2,672,726	-

10. STOCKHOLDERS’ EQUITY

Authorized capital shares of the Company include 400,000,000 shares of capital stock consisting of 300,000,000 shares of common stock and 100,000,000 shares of preferred stock. Each of the aforementioned classes of capital stock has a par value of $0.01 per share. Shares of preferred stock, none of which were outstanding as of March 31, 2016, may be issued in one or more series having such rights, preferences and other provisions as determined by the Board of Directors without approval by the holders of common stock.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

On November 6, 2015, the Company adopted a new open market repurchase program for up to 10,000,000 shares of the Company’s common stock, not to exceed $300 million in repurchases. The repurchase program will expire on the earlier of November 5, 2018, when the maximum number of shares has been repurchased, or when the maximum dollar amount has been expended. During the year ended December 31, 2015, the Company repurchased and retired 532,188 shares at a weighted-average price of $27.31 per share, which is the cumulative number of shares repurchased and retired under this program. No shares were repurchased under this program during the three months ended March 31, 2016.

On December 10, 2014, the Company adopted an open market repurchase program for up to 5,000,000 shares of the Company’s common stock, not to exceed $150 million in repurchases. This repurchase program expired on December 1, 2015. No shares were repurchased under this program during the three months ended March 31, 2015.

The Company is a holding company which operates through its subsidiaries. The Company’s Credit Facility and the indentures governing the senior and senior secured notes contain various covenants under which the assets of the subsidiaries of the Company are subject to certain restrictions relating to, among other matters, dividends and distributions, as referenced in the paragraph below.

With the exception of a special cash dividend of $0.25 per share paid by the Company in December 2012, historically, the Company has not paid any cash dividends. Subject to certain exceptions, the Company’s Credit Facility limits the ability of the Company’s subsidiaries to pay dividends and make distributions to the Company, and limits the Company’s ability to pay dividends and/or repurchase stock, to an amount not to exceed $200 million in the aggregate plus an additional $25 million in any particular year plus the aggregate amount of proceeds from the exercise of stock options. The indentures governing the senior and senior secured notes also restrict the Company’s subsidiaries from, among other matters, paying dividends and making distributions to the Company, which thereby limits the Company’s ability to pay dividends and/or repurchase stock. As of March 31, 2016, under the most restrictive test under these agreements (and subject to certain exceptions), the Company has approximately $318 million remaining available with which to pay permitted dividends and/or repurchase shares of stock or its senior and senior secured notes.

The following schedule presents the reconciliation of the carrying amount of total equity, equity attributable to the Company, and equity attributable to the noncontrolling interests for the three-month period ended March 31, 2016 (in millions):

		Community Health Systems, Inc. Stockholders
	Redeemable Noncontrolling Interest	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total Stockholders’ Equity
Balance, December 31, 2015	$571	$1	$1,963	$(7)	$(73)	$2,135	$86	$4,105
Comprehensive income	19	-	-	-	(16)	11	6	1
Distributions to noncontrolling interests, net of contributions	(14)	-	-	-	-	-	(4)	(4)
Purchase of subsidiary shares from noncontrolling interests	(10)	-	(3)	-	-	-	(3)	(6)
Other reclassifications of noncontrolling interests	(1)	-	-	-	-	-	1	1
Noncontrolling interests in acquired entity	-	-	-	-	-	-	29	29
Income tax payable increase from vesting of restricted shares	-	-	(15)	-	-	-	-	(15)
Cancellation of restricted stock for tax withholdings on vested shares	-	-	(7)	-	-	-	-	(7)
Share-based compensation	-	-	14	-	-	-	-	14

Balance, March 31, 2016	$565	$1	$1,952	$(7)	$(89)	$2,146	$115	$4,118

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following schedule discloses the effects of changes in the Company’s ownership interest in its less-than-wholly-owned subsidiaries on Community Health Systems, Inc. stockholders’ equity (in millions):

Three Months Ended
March 31, 2016
Net income attributable to Community Health Systems, Inc. stockholders	$11
Transfers to the noncontrolling interests:
Net decrease in Community Health Systems, Inc. paid-in capital for purchase of subsidiary partnership interests	(3)

Net transfers to the noncontrolling interests	(3)

Change to Community Health Systems, Inc. stockholders’ equity from net income attributable to Community Health Systems, Inc. stockholders and transfers to noncontrolling interests	$8

11. EQUITY INVESTMENTS

As of March 31, 2016, the Company owned equity interests of 27.5% in four hospitals in Las Vegas, Nevada, and 26.1% in one hospital in Las Vegas, Nevada, in which Universal Health Services, Inc. (“UHS”) owns the majority interest, and an equity interest of 38.0% in three hospitals in Macon, Georgia, in which HCA Holdings, Inc. (“HCA”) owns the majority interest.

Summarized combined financial information for these unconsolidated entities in which the Company owns an equity interest is as follows (in millions):

	Three Months Ended
	March 31,
	2016	2015
Revenues	$415	$375
Operating costs and expenses	324	315
Income from continuing operations before taxes	91	60

The summarized financial information was derived from the financial information provided to the Company by those unconsolidated entities.

In March 2005, the Company began purchasing items, primarily medical supplies, medical equipment and pharmaceuticals, under an agreement with HealthTrust Purchasing Group, L.P. (“HealthTrust”), a group purchasing organization in which the Company is a noncontrolling partner. As part of the HMA merger, the Company acquired HMA’s ownership in HealthTrust. As of March 31, 2016, the Company had a 24.7% ownership interest in HealthTrust.

The Company’s investment in all of its unconsolidated affiliates was $504 million at March 31, 2016 and $479 million December 31, 2015, and is included in other assets, net in the accompanying condensed consolidated balance sheets. Included in the Company’s results of operations is the Company’s equity in pre-tax earnings from all of its investments in unconsolidated affiliates, which was $20 million and $18 million for the three months ended March 31, 2016 and 2015, respectively.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

12. LONG-TERM DEBT

Long-term debt consists of the following (in millions):

	March 31,	December 31,
	2016	2015

Credit Facility:
Term A Loan	$820	$844
Term F Loan	1,668	1,671
Term G Loan	1,565	1,568
Term H Loan	2,879	2,884
Revolving credit loans	323	147
8% Senior Notes due 2019	1,993	1,992
7 1⁄8% Senior Notes due 2020	1,187	1,186
5 1⁄8% Senior Secured Notes due 2018	1,588	1,587
5 1⁄8% Senior Secured Notes due 2021	968	967
6 7⁄8% Senior Notes due 2022	2,924	2,921
Receivables Facility	699	699
Capital lease obligations	219	227
Other	81	92

Total debt	16,914	16,785
Less current maturities	(249)	(229)

Total long-term debt	$16,665	$16,556

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

The Credit Facility contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the Company’s and its subsidiaries’ ability, subject to certain exceptions, to, among other things (1) declare dividends, make distributions or redeem or repurchase capital stock, (2) prepay, redeem or repurchase other debt, (3) incur liens or grant negative pledges, (4) make loans and investments and enter into acquisitions and joint ventures, (5) incur additional indebtedness or provide certain guarantees, (6) make capital expenditures, (7) engage in mergers, acquisitions and asset sales, (8) conduct transactions with affiliates, (9) alter the nature of the Company’s businesses, (10) grant certain guarantees with respect to physician practices, (11) engage in sale and leaseback transactions or (12) change the Company’s fiscal year. The Company is also required to comply with specified financial covenants (consisting of a maximum secured net leverage ratio and an interest coverage ratio) and various affirmative covenants. The Company was in compliance with all such covenants at March 31, 2016.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

As of March 31, 2016, the availability for additional borrowings under the Credit Facility, after taking into account the $334 million outstanding at that date, was approximately $666 million pursuant to the Revolving Facility, of which $68 million was set aside for outstanding letters of credit. CHS has the ability to amend the Credit Facility to provide for one or more tranches of term loans or increases in the Revolving Facility in an aggregate principal amount of $1.5 billion, which CHS has not yet accessed. As of March 31, 2016, the weighted-average interest rate under the Credit Facility, excluding swaps, was 4.3%.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Receivables Facility

On March 21, 2012, through certain of its subsidiaries, CHS entered into an accounts receivable loan agreement (the “Receivables Facility”) with a group of lenders and banks, Credit Agricolé Corporate and Investment Bank, as a managing agent and as the administrative agent, and The Bank of Nova Scotia, as a managing agent. On March 7, 2013, CHS and certain of its subsidiaries amended the Receivables Facility to add an additional managing agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd., to increase the size of the facility from $300 million to $500 million and to extend the scheduled termination date. Additional subsidiaries also agreed to participate in the Receivables Facility as of that date. On March 31, 2014, CHS and certain of its subsidiaries amended the Receivables Facility to increase the size of the facility from $500 million to $700 million and to extend the scheduled termination date. Additional subsidiaries also agreed to participate in the Receivables Facility as of that date. On November 13, 2015, CHS and certain of its subsidiaries amended the Receivables Facility to extend the scheduled termination date and amend certain other provisions thereof. The existing and future non-self pay patient-related accounts receivable (the “Receivables”) for certain affiliated hospitals serve as collateral for the outstanding borrowings under the Receivables Facility. The interest rate on the borrowings is based on the commercial paper rate plus an applicable interest rate spread. Unless earlier terminated or subsequently extended pursuant to its terms, the Receivables Facility will expire on November 13, 2017, subject to customary termination events that could cause an early termination date. CHS maintains effective control over the Receivables because, pursuant to the terms of the Receivables Facility, the Receivables are sold from certain of CHS’ subsidiaries to CHS, and CHS then sells or contributes the Receivables to a special-purpose entity that is wholly-owned by CHS. The wholly-owned special-purpose entity in turn grants security interests in the Receivables in exchange for borrowings obtained from the group of third-party lenders and banks of up to $700 million outstanding from time to time based on the availability of eligible Receivables and other customary factors. The group of third-party lenders and banks do not have recourse to CHS or its subsidiaries beyond the assets of the wholly-owned special-purpose entity that collateralizes the loan. The Receivables and other assets of the wholly-owned special-purpose entity will be available first and foremost to satisfy the claims of the creditors of such entity. The outstanding borrowings pursuant to the Receivables Facility at March 31, 2016 totaled $699 million and are classified as long-term debt on the condensed consolidated balance sheet. At March 31, 2016, the carrying amount of Receivables included in the Receivables Facility totaled approximately $1.7 billion and is included in patient accounts receivable on the condensed consolidated balance sheet.

The Company has transitioned all of its hospitals to the ICD-10 coding system, which was required of all healthcare providers covered by the Health Insurance Portability and Accountability Act (“HIPAA”). This transition involved a significant capital investment in technology and coding of the Company’s information systems, as well as significant costs related to training of staff involved with coding and billing. As noted in the Company’s 2015 Annual Report on Form 10-K, the potential for delay in billing and collection on patient receivables resulting from these changes or from new payment systems and processes implemented by third-party payors could have an adverse effect on the quality of receivables that serve as collateral under the Receivables Facility, resulting in a potential default or repayment of outstanding borrowings. Should such a repayment of borrowings under the Receivables Facility be required, the Company has availability, and expects that it will continue to have availability, under its Revolving Facility to provide sufficient financial resources and liquidity to fund the repayment.

Loss from Early Extinguishment of Debt

The financing transactions discussed above resulted in a loss from the early extinguishment of debt of $8 million for the three months ended March 31, 2015, and an after-tax loss of $5 million for the three months ended March 31, 2015.

Other Debt

As of March 31, 2016, other debt consisted primarily of the mortgage obligation on the Company’s corporate headquarters and other obligations maturing in various installments through 2020.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

To limit the effect of changes in interest rates on a portion of the Company’s long-term borrowings, the Company is a party to 15 separate interest swap agreements in effect at March 31, 2016, with an aggregate notional amount for currently effective swaps of $3.5 billion. On each of these swaps, the Company receives a variable rate of interest based on the three-month LIBOR in exchange for the payment of a fixed rate of interest. The Company currently pays, on a quarterly basis, interest on the Revolving Facility and the Term A Facility at a rate per annum equal to LIBOR plus 2.75%. Loans in respect of the Term F Facility accrue interest at a rate per annum equal to LIBOR plus 3.25%. The Term G Loan and Term H Loan accrue interest at a rate per annum equal to LIBOR plus 2.75% and 3.00%, in the case of LIBOR borrowings, respectively, and Alternate Base Rate plus 1.75% and 2.00%, respectively, in the case of Alternate Base Rate Borrowings. The Term G Loan and the Term H Loan are subject to a 1.00% LIBOR floor and a 2.00% Alternate Base Rate floor. See Note 13 for additional information regarding these swaps.

The Company paid interest of $307 million and $300 million on borrowings during the three months ended March 31, 2016 and 2015, respectively.

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments has been estimated by the Company using available market information as of March 31, 2016 and December 31, 2015, and valuation methodologies considered appropriate. The estimates presented in the table below are not necessarily indicative of amounts the Company could realize in a current market exchange (in millions):

	March 31, 2016		December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$181	$181	$184	$184
Available-for-sale securities	268	268	271	271
Trading securities	63	63	61	61
Liabilities:
Contingent Value Right	2	2	2	2
Credit Facility	7,255	7,255	7,114	7,115
8% Senior Notes	1,993	1,954	1,992	2,018
7 1⁄8% Senior Notes	1,187	1,141	1,186	1,193
2018 Senior Secured Notes	1,588	1,615	1,587	1,610
2021 Senior Secured Notes	968	1,010	967	997
6 7⁄8% Senior Notes	2,924	2,715	2,921	2,858
Receivables Facility and other debt	780	780	791	791

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

The Company assesses the effectiveness of its hedge instruments on a quarterly basis. For the three months ended March 31, 2016 and 2015, the Company completed an assessment of the cash flow hedge instruments and determined the hedges to be highly effective. The Company has also determined that the ineffective portion of the hedges do not have a material effect on the Company’s consolidated financial position, operations or cash flows. The counterparties to the interest rate swap agreements expose the Company to credit risk in the event of nonperformance. However, at March 31, 2016, all of the swap agreements entered into by the Company were in a net liability position such that the Company would be required to make the net settlement payments to the counterparties; the Company does not anticipate nonperformance by those counterparties. The Company does not hold or issue derivative financial instruments for trading purposes.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Interest rate swaps consisted of the following at March 31, 2016:

Swap #	Notional Amount (in millions)	Fixed Interest Rate	Termination Date	Fair Value (in millions)
1	$300	3.447%	August 6, 2016	$3
2	100	3.401%	August 19, 2016	1
3	200	3.429%	August 19, 2016	2
4	200	3.500%	August 30, 2016	2
5	100	3.005%	November 30, 2016	2
6	200	2.055%	July 25, 2019	7
7	200	2.059%	July 25, 2019	7
8	400	1.882%	August 30, 2019	7
9	200	2.515%	August 30, 2019	8
10	200	2.613%	August 30, 2019	8
11	300	2.041%	August 30, 2020	7
12	300	2.738%	August 30, 2020	16
13	300	2.892%	August 30, 2020	17
14	300	2.363%	January 27, 2021	11
15	200	2.368%	January 27, 2021	7

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

Assuming no change in March 31, 2016 interest rates, approximately $46 million of interest expense resulting from the spread between the fixed and floating rates defined in each interest rate swap agreement will be recognized during the next 12 months. If interest rate swaps do not remain highly effective as a cash flow hedge, the derivatives’ gains or losses resulting from the change in fair value reported through OCI will be reclassified into earnings.

The following tabular disclosure provides the amount of pre-tax loss recognized as a component of OCI during the three months ended March 31, 2016 and 2015 (in millions):

	Amount of Pre-Tax Loss Recognized in
	OCI (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Three Months Ended March 31,
	2016	2015
Interest rate swaps	$(43)	$(22)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following tabular disclosure provides the location of the effective portion of the pre-tax loss reclassified from accumulated other comprehensive loss (“AOCL”) into interest expense on the condensed consolidated statements of income during the three months ended March 31, 2016 and 2015 (in millions):

	Amount of Pre-Tax Loss Reclassified from
Location of Loss Reclassified from	AOCL into Income (Effective Portion)
AOCL into Income (Effective Portion)	Three Months Ended March 31,
	2016	2015
Interest expense, net	$14	$9

The fair values of derivative instruments in the condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015 were as follows (in millions):

	Asset Derivatives				Liability Derivatives
	March 31, 2016		December 31, 2015		March 31, 2016		December 31, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments	Other assets, net	$-	Other assets, net	$-	Other long-term liabilities	$105	Other long-term liabilities	$76

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

In instances where the determination of the fair value hierarchy measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment of factors specific to the asset or liability. Transfers between levels within the fair value hierarchy are recognized by the Company on the date of the change in circumstances that requires such transfer. There were no transfers between levels during the three month periods ending March 31, 2016 or March 31, 2015.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following table sets forth, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 (in millions):

	March 31, 2016	Level 1	Level 2	Level 3
Available-for-sale securities	$268	$154	$114	$-
Trading securities	63	63	-	-

Total assets	$331	$217	$114	$-

Contingent Value Right (CVR)	$2	$2	$-	$-
CVR-related liability	261	-	-	261
Fair value of interest rate swap agreements	105	-	105	-

Total liabilities	$368	$2	$105	$261

	December 31, 2015	Level 1	Level 2	Level 3
Available-for-sale securities	$271	$155	$116	$-
Trading securities	61	61	-	-

Total assets	$332	$216	$116	$-

Contingent Value Right (CVR)	$2	$2	$-	$-
CVR-related liability	261	-	-	261
Fair value of interest rate swap agreements	76	-	76	-

Total liabilities	$339	$2	$76	$261

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

Contingent Value Right (CVR)

The CVR represents the estimate of the fair value for the contingent consideration paid to HMA shareholders as part of the HMA merger. The CVR is listed on the NASDAQ and the valuation at March 31, 2016 is based on the quoted trading price for the CVR on the last day of the period. Changes in the estimated fair value of the CVR are recorded through the condensed consolidated statement of income.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

CVR-related Liability

The CVR-related legal liability represents the Company’s estimate of fair value at March 31, 2016 of the liability associated with the legal matters assumed in the HMA merger, which are included in accrued liabilities in the accompanying condensed consolidated balance sheet. This liability did not include those matters previously accrued by HMA as a probable contingency, which were settled and paid during the year ended December 31, 2015. To develop the estimate of fair value, the Company engaged an independent third-party valuation firm to measure the liability. The valuation was made utilizing the Company’s estimates of future outcomes for each legal case and simulating future outcomes based on the timing, probability and distribution of several scenarios using a Monte Carlo simulation model. Other inputs were then utilized for discounting the liability to the measurement date. The HMA legal matters underlying this fair value estimate were evaluated by management to determine the likelihood and impact of each of the potential outcomes. Using that information, as well as the potential correlation and variability associated with each case, a fair value was determined for the estimated future cash outflows to conclude or settle the HMA legal matters included in the analysis, excluding legal fees (which are expensed as incurred). Because of the unobservable nature of the majority of the inputs used to value the liability, the Company has classified the fair value measurement as a Level 3 measurement in the fair value hierarchy.

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

The Company incorporates CVAs to appropriately reflect both its own nonperformance or credit risk and the respective counterparty’s nonperformance or credit risk in the fair value measurements. In adjusting the fair value of its interest rate swap agreements for the effect of nonperformance or credit risk, the Company has considered the impact of any netting features included in the agreements. The CVA on the Company’s interest rate swap agreements resulted in a decrease in the fair value of the related liability of $6 million and an after-tax adjustment of $4 million to OCI at March 31, 2016. The CVA on the Company’s interest rate swap agreements resulted in a decrease in the fair value of the related liability of $4 million and an after-tax adjustment of $2 million to OCI at December 31, 2015.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The distribution between reportable segments of the Company’s net operating revenues and income from continuing operations before income taxes is summarized in the following tables (in millions):

	Three Months Ended March 31,
	2016	2015
Net operating revenues:
Hospital operations	$4,944	$4,857
Corporate and all other	55	54

Total	$4,999	$4,911

Income from continuing operations before income taxes:
Hospital operations	$143	$273
Corporate and all other	(80)	(105)

Total	$63	$168

16. OTHER COMPREHENSIVE INCOME

The following tables present information about items reclassified out of accumulated other comprehensive income (loss) by component for the three months ended March 31, 2016 and 2015 (in millions, net of tax):

	Change in Fair Value of Interest Rate Swaps	Change in Fair Value of Available for Sale Securities	Change in Unrecognized Pension Cost Components	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2015	$(48)	$1	$(26)	$(73)
Other comprehensive (loss) income before reclassifications	(28)	2	-	(26)
Amounts reclassified from accumulated other comprehensive income	9	-	1	10

Net current-period other comprehensive (loss) income	(19)	2	1	(16)

Balance as of March 31, 2016	$(67)	$3	$(25)	$(89)

	Change in Fair Value of Interest Rate Swaps	Change in Fair Value of Available for Sale Securities	Change in Unrecognized Pension Cost Components	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2014	$(43)	$7	$(27)	$(63)
Other comprehensive (loss) income before reclassifications	(15)	1	-	(14)
Amounts reclassified from accumulated other comprehensive income	6	-	1	7

Net current-period other comprehensive (loss) income	(9)	1	1	(7)

Balance as of March 31, 2015	$(52)	$8	$(26)	$(70)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following tables present a subtotal for each significant reclassification to net income out of AOCL and the line item affected in the accompanying condensed consolidated statement of income for the three months ended March 31, 2016 and 2015 (in millions):

	Amount reclassified from AOCL	Affected line item in the
Details about accumulated other comprehensive income (loss) components	Three Months Ended March 31, 2016	statement where net income is presented

Gains and losses on cash flow hedges
Interest rate swaps	$(14)	Interest expense, net
	5	Tax benefit

	$(9)	Net of tax

Amortization of defined benefit pension items
Prior service costs	$(1)	Salaries and benefits
Actuarial losses	-	Salaries and benefits

	(1)	Total before tax
	-	Tax benefit

	$(1)	Net of tax

	Amount reclassified from AOCL	Affected line item in the
Details about accumulated other comprehensive income (loss) components	Three Months Ended March 31, 2015	statement where net income is presented

Gains and losses on cash flow hedges
Interest rate swaps	$(9)	Interest expense, net
	3	Tax benefit

	$(6)	Net of tax

Amortization of defined benefit pension items
Prior service costs	$-	Salaries and benefits
Actuarial losses	(1)	Salaries and benefits

	(1)	Total before tax
	-	Tax benefit

	$(1)	Net of tax

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

In connection with the spin-off, the Company agreed to indemnify QHC for certain liabilities relating to outcomes or events occurring prior to the closing of the spin-off, including (i) certain claims and proceedings that were known to be outstanding at or prior to the consummation of the spin-off and involved multiple facilities and (ii) certain claims, proceedings and investigations by governmental authorities or private plaintiffs related to activities occurring at or related to QHC’s healthcare facilities prior to the closing date of the spin-off, but only to the extent, in the case of clause (ii), that such claims are covered by insurance policies maintained by the Company, including professional liability and employer practices. In this regard, the Company will continue to be responsible for HMA Legal Matters (as defined below) covered by the CVR agreement that relate to QHC’s business following the consummation of the spin-off, and any amounts payable by the Company in connection therewith will continue to reduce the amount payable by the Company in respect of the CVRs. Notwithstanding the foregoing, the Company will not indemnify QHC in respect of any claims or proceedings arising out of or related to the business operations of Quorum Health Resources, LLC at any time or QHC’s compliance with its corporate integrity agreement.

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

The CVRs do not have a finite payment date. Any payments the Company makes under the CVR agreement will be payable within 60 days after the final resolution of the HMA Legal Matters. The CVRs are unsecured obligations of CHS and all payments under the CVRs will be subordinated in right of payment to the prior payment in full of all of the Company’s senior obligations (as defined in the CVR agreement), which include outstanding indebtedness of the Company (subject to certain exceptions set forth in the CVR agreement) and the HMA Losses. The CVR agreement permits the Company to acquire all or some of the CVRs, whether in open market transactions, private transactions or otherwise. As of March 31, 2016, the Company had acquired no CVRs.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following table represents the impact of legal expenses paid or incurred to date and settlements paid or deemed final as of March 31, 2016 on the amounts owed to CVR holders (in millions):

		Allocation of Expenses and Settlements Paid
	Total Expenses and Settlement Cost	Deductible	CHS Responsibility at 10%	Reduction to Amount Owed to CVR Holders at 90%
As of December 31, 2015	$58	$18	$4	$36
Settlements paid	-	-	-	-
Legal expenses incurred and/or paid during the three months ended March 31, 2016	1	-	-	1

As of March 31, 2016	$59	$18	$4	$37

Amounts owed to CVR holders are dependent on the ultimate resolution of the HMA Legal Matters and determination of HMA Losses incurred. The settlement of any or all of the claims and expenses incurred on behalf of the Company in defending itself will (subject to the deductible) reduce the amounts owed to the CVR holders.

Underlying the CVR agreement are a number of claims included in the HMA Legal Matters asserted against HMA. The Company has recorded a liability in connection with those claims as part of the acquired assets and liabilities at the date of acquisition pursuant to the provisions of Financial Accounting Standards Board Accounting Standards Codification Topic 805 “Business Combinations.” For the estimate of the Company’s liabilities associated with the HMA Legal Matters that will be covered by the CVR and were not previously accrued by HMA, the Company recorded a liability of $284 million as part of the acquisition accounting for the HMA merger based on the Company’s estimate of fair value of such liabilities as of the date of acquisition. There was no change in the liability during the three months ended March 31, 2016 and the fair value of such liabilities of $261 million as of March 31, 2016 is recorded in other long-term liabilities on the accompanying condensed consolidated balance sheet. As of March 31, 2016, there is currently no accrual recorded for the probable contingency claims underlying the CVR agreement. The estimated liability for probable contingency claims underlying the CVR agreement that was previously recorded by HMA, and reflected in the purchase accounting for HMA as an acquired liability has been settled and was paid during the year ended December 31, 2015. In addition, although legal fees are not included in the amounts currently accrued, such legal fees are taken into account in determining HMA Losses under the CVR agreement. Certain significant HMA Legal Matters underlying these liabilities are discussed in greater detail below.

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

Summary of Recorded Amounts

The table below presents a reconciliation of the beginning and ending liability balances (in millions) during the three months ended March 31, 2016 with respect to the Company’s fair value determination in connection with HMA Legal Matters that were not previously accrued by HMA, the estimated liability in connection with HMA Legal Matters that were previously recorded by HMA as a probable contingency, and the remaining contingencies of the Company in respect of which an accrual has been recorded. In addition, future legal fees (which are expensed as incurred) and costs related to possible indemnification and criminal investigation matters associated with the HMA Legal Matters have not been accrued or included in the table below. Furthermore, although not accrued, such costs, if incurred, will be taken into account in determining the total amount of reductions applied to the amounts owed to CVR holders.

	CVR Related Liability at Fair Value	CVR Related Liability for Probable Contingencies	Other Probable Contingencies
Balance as of December 31, 2015	$261	$-	$10
Expense (income)	-	-	-
Cash payments	-	-	(3)

Balance as of March 31, 2016	$261	$-	$7

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

In the aggregate, attorneys’ fees and other costs incurred but not included in the table above related to probable contingencies, and CVR-related contingencies accounted for at fair value, totaled $1 million and $4 million for the three months ended March 31, 2016 and 2015, respectively, and are included in other operating expenses in the accompanying condensed consolidated statements of income.

Matters for which an Outcome Cannot be Assessed

For all of the legal matters below, the Company cannot at this time assess what the outcome may be and is further unable to determine any estimate of loss or range of loss. Because the matters below are at a preliminary stage and other factors, there are not sufficient facts available to make these assessments.

Class Action Shareholder Federal Securities Cases. Three purported class action cases have been filed in the United States District Court for the Middle District of Tennessee; namely, Norfolk County Retirement System v. Community Health Systems, Inc., et al., filed May 9, 2011; De Zheng v. Community Health Systems, Inc., et al., filed May 12, 2011; and Minneapolis Firefighters Relief Association v. Community Health Systems, Inc., et al., filed June 21, 2011. All three seek class certification on behalf of purchasers of the Company’s common stock between July 27, 2006 and April 11, 2011 and allege that misleading statements resulted in artificially inflated prices for the Company’s common stock. In December 2011, the cases were consolidated for pretrial purposes and NYC Funds and its counsel were selected as lead plaintiffs/lead plaintiffs’ counsel. In lieu of ruling on the Company’s motion to dismiss, the court permitted the plaintiffs to file a first amended consolidated class action complaint, which was filed on October 5, 2015. The Company’s motion to dismiss was filed on November 4, 2015 and oral argument was held on April 11, 2016. Discovery is also continuing. The Company believes this consolidated matter is without merit and will vigorously defend this case.

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

On April 29, 2016, the Company completed the spin-off of QHC and distributed, on a pro rata basis, all of the shares of QHC common stock to the Company’s stockholders of record as of April 22, 2016. These stockholders of record as of April 22, 2016 received a distribution of one share of QHC common stock for every four shares of Company common stock held as of the record date plus cash in lieu of any fractional shares. Immediately following the completion of the spin-off, the Company’s stockholders owned 100% of the outstanding shares of QHC common stock. Following the spin-off, QHC became an independent public company with its common stock listed for trading under the symbol “QHC” on the New York Stock Exchange.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

In connection with the spin-off, the Company and QHC entered into a separation and distribution agreement as well as certain ancillary agreements on April 29, 2016. These agreements allocate between the Company and QHC the various assets, employees, liabilities and obligations (including investments, property and employee benefits and tax-related assets and liabilities) that comprise the separate companies and govern certain relationships between, and activities of, the Company and QHC for a period of time after the spin-off.

Pursuant to a special distribution paid by QHC to the Company as part of the series of transactions engaged in to complete the spin-off, the Company received approximately $1.2 billion in cash generated from the net proceeds of certain financing arrangements entered into by QHC as part of the separation. The Company has used approximately $194 million of such proceeds to repay a portion of its Term F Loans due 2018. In addition, on May 2, 2016, the Company commenced a cash tender offer for up to $900 million of its approximately $1.6 billion aggregate principal amount outstanding of 5 1⁄8% Senior Secured Notes due 2018 as noted in a press release issued by the Company on such date. The Company intends to use remaining proceeds from such special distribution to repay other outstanding debt and to pay certain expenses incurred in connection with the spin-off and such debt repayment transactions.

As part of the separation and distribution of QHC to the Company’s stockholders, the Company will record the distribution of the assets and liabilities of the QHC entities from its consolidated balance sheet on a historical cost basis as a dividend from stockholders’ equity, and no gain or loss will be recorded.

On April 1, 2016, one or more subsidiaries of the Company completed the acquisition of an 80% interest in Physicians’ Specialty Hospital (20 licensed beds), a Medicare-certified specialty surgical hospital in Fayetteville, Arkansas. The total cash consideration paid at closing was approximately $13 million.

On April 29, 2016, the Company entered into a definitive agreement with UHS to sell its unconsolidated minority equity interests in Valley Health System LLC, a joint venture with UHS representing four hospitals in Las Vegas, Nevada, in which the Company owns a 27.5% interest, and in Summerlin Hospital Medical Center LLC, a joint venture with UHS representing one hospital in Las Vegas, Nevada, in which the Company owns a 26.1% interest. The Company will receive $445 million in cash from UHS in return for the sale of its equity interests in the second quarter of 2016.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Income

Three Months Ended March 31, 2016

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
Operating revenues (net of contractual allowances and discounts)	$-	$(6)	$3,766	$1,994	$-	$5,754
Provision for bad debts	-	-	532	223	-	755

Net operating revenues	-	(6)	3,234	1,771	-	4,999
Operating costs and expenses:
Salaries and benefits	-	-	1,282	1,035	-	2,317
Supplies	-	-	543	256	-	799
Other operating expenses	-	-	817	356	-	1,173
Electronic health records incentive reimbursement	-	-	(11)	(7)	-	(18)
Rent	-	-	65	54	-	119
Depreciation and amortization	-	-	211	87	-	298
Impairment of long-lived assets	-	-	12	5	-	17

Total operating costs and expenses	-	-	2,919	1,786	-	4,705

Income from operations	-	(6)	315	(15)	-	294
Interest expense, net	-	35	200	16	-	251
Equity in earnings of unconsolidated affiliates	(11)	(62)	17	-	36	(20)

Income from continuing operations before income taxes	11	21	98	(31)	(36)	63
Provision for (benefit from) income taxes	-	10	37	(21)	-	26

Income from continuing operations	11	11	61	(10)	(36)	37
Discontinued operations, net of taxes:
Loss from operations of entities sold or held for sale	-	-	(1)	1	-	-
Impairment of hospitals sold or held for sale	-	-	-	(1)	-	(1)

Loss from discontinued operations, net of taxes	-	-	(1)	-	-	(1)

Net income	11	11	60	(10)	(36)	36
Less: Net income attributable to noncontrolling interests	-	-	-	25	-	25

Net income attributable to Community Health Systems, Inc. stockholders	$11	$11	$60	$(35)	$(36)	$11

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Comprehensive Income (Loss)
Three Months Ended March 31, 2016

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
Net income	$11	$11	$60	$(10)	$(36)	$36
Other comprehensive income (loss), net of income taxes:
Net change in fair value of interest rate swaps, net of tax	(19)	(19)	-	-	19	(19)
Net change in fair value of available-for-sale securities, net of tax	2	2	2	-	(4)	2
Amortization and recognition of unrecognized pension cost components, net of tax	1	1	1	-	(2)	1

Other comprehensive income (loss)	(16)	(16)	3	-	13	(16)

Comprehensive income	(5)	(5)	63	(10)	(23)	20
Less: Comprehensive income attributable to noncontrolling interests	-	-	-	25	-	25

Comprehensive (loss) income attributable to Community Health Systems, Inc. stockholders	$(5)	$(5)	$63	$(35)	$(23)	$(5)

Condensed Consolidating Statement of Comprehensive Income (Loss)
Three Months Ended March 31, 2015

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
Net income	$79	$79	$101	$10	$(170)	$99
Other comprehensive income (loss), net of income taxes:
Net change in fair value of interest rate swaps, net of tax	(9)	(9)	-	-	9	(9)
Net change in fair value of available-for-sale securities, net of tax	1	1	1	-	(2)	1
Amortization and recognition of unrecognized pension cost components, net of tax	1	1	1	-	(2)	1

Other comprehensive income (loss)	(7)	(7)	2	-	5	(7)

Comprehensive income	72	72	103	10	(165)	92
Less: Comprehensive income attributable to noncontrolling interests	-	-	-	20	-	20

Comprehensive income (loss) attributable to Community Health Systems, Inc. stockholders	$72	$72	$103	$(10)	$(165)	$72

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Balance Sheet
March 31, 2016
	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated

	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$-	$-	$12	$169	$-	$181
Patient accounts receivable, net of allowance for doubtful accounts	-	-	1,232	2,491	-	3,723
Supplies	-	-	408	179	-	587
Prepaid income taxes	2	-	-	-	-	2
Prepaid expenses and taxes	-	-	146	72	-	218
Other current assets	-	-	347	198	-	545

Total current assets	2	-	2,145	3,109	-	5,256

Intercompany receivable	1,178	16,776	1,638	6,299	(25,891)	-

Property and equipment, net	-	-	6,924	3,180	-	10,104

Goodwill	-	-	5,462	3,560	-	9,022

Other assets, net	-	-	2,349	1,258	(1,265)	2,342

Net investment in subsidiaries	3,433	21,416	7,859	-	(32,708)	-

Total assets	$4,613	$38,192	$26,377	$17,406	$(59,864)	$26,724

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$-	$175	$65	$9	$-	$249
Accounts payable	-	-	874	305	-	1,179
Accrued interest	-	156	1	1	-	158
Accrued liabilities	4	-	956	508	-	1,468

Total current liabilities	4	331	1,896	823	-	3,054

Long-term debt	-	15,739	128	798	-	16,665

Intercompany payable	-	17,347	18,975	13,775	(50,097)	-

Deferred income taxes	599	-	-	-	-	599

Other long-term liabilities	8	1,342	1,343	295	(1,265)	1,723

Total liabilities	611	34,759	22,342	15,691	(51,362)	22,041

Redeemable noncontrolling interests in equity of consolidated subsidiaries	-	-	-	565	-	565

Equity:
Community Health Systems, Inc. stockholders’ equity:
Preferred stock	-	-	-	-	-	-
Common stock	1	-	-	-	-	1
Additional paid-in capital	1,951	1,328	1,530	1,042	(3,899)	1,952
Treasury stock, at cost	(7)	-	-	-	-	(7)
Accumulated other comprehensive loss	(89)	(89)	(21)	(1)	111	(89)
Retained earnings	2,146	2,194	2,526	(6)	(4,714)	2,146

Total Community Health Systems, Inc. stockholders’ equity	4,002	3,433	4,035	1,035	(8,502)	4,003
Noncontrolling interests in equity of consolidated subsidiaries	-	-	-	115	-	115

Total equity	4,002	3,433	4,035	1,150	(8,502)	4,118

Total liabilities and equity	$4,613	$38,192	$26,377	$17,406	$(59,864)	$26,724

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Balance Sheet
December 31, 2015
	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated

	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$-	$-	$25	$159	$-	$184
Patient accounts receivable, net of allowance for doubtful accounts	-	-	1,197	2,414	-	3,611
Supplies	-	-	400	180	-	580
Prepaid income taxes	27	-	-	-	-	27
Prepaid expenses and taxes	-	-	138	59	-	197
Other current assets	-	-	356	211	-	567

Total current assets	27	-	2,116	3,023	-	5,166

Intercompany receivable	1,159	16,544	1,491	6,404	(25,598)	-

Property and equipment, net	-	-	6,863	3,249	-	10,112

Goodwill	-	-	5,460	3,505	-	8,965

Other assets, net	-	-	2,153	1,245	(1,046)	2,352

Net investment in subsidiaries	3,438	20,964	8,035	-	(32,437)	-

Total assets	$4,624	$37,508	$26,118	$17,426	$(59,081)	$26,595

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$-	$162	$57	$10	$-	$229
Accounts payable	-	-	866	392	-	1,258
Accrued interest	-	226	-	1	-	227
Accrued liabilities	4	-	901	453	-	1,358

Total current liabilities	4	388	1,824	856	-	3,072

Long-term debt	-	15,604	151	801	-	16,556

Intercompany payable	-	16,861	19,021	13,764	(49,646)	-

Deferred income taxes	593	-	-	-	-	593

Other long-term liabilities	8	1,217	1,149	370	(1,046)	1,698

Total liabilities	605	34,070	22,145	15,791	(50,692)	21,919

Redeemable noncontrolling interests in equity of consolidated subsidiaries	-	-	-	571	-	571

Equity:
Community Health Systems, Inc. stockholders’ equity:
Preferred stock	-	-	-	-	-	-
Common stock	1	-	-	-	-	1
Additional paid-in capital	1,963	1,324	1,506	967	(3,797)	1,963
Treasury stock, at cost	(7)	-	-	-	-	(7)
Accumulated other comprehensive loss	(73)	(73)	(22)	(3)	98	(73)
Retained earnings	2,135	2,187	2,489	14	(4,690)	2,135

Total Community Health Systems, Inc. stockholders’ equity	4,019	3,438	3,973	978	(8,389)	4,019
Noncontrolling interests in equity of consolidated subsidiaries	-	-	-	86	-	86

Total equity	4,019	3,438	3,973	1,064	(8,389)	4,105

Total liabilities and equity	$4,624	$37,508	$26,118	$17,426	$(59,081)	$26,595

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2016

	Parent		Other	Non -
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In millions)
Net cash (used in) provided by operating activities	$-	$(223)	$420	$97	$-	$294

Cash flows from investing activities:
Acquisitions of facilities and other related equipment	-	-	(2)	(97)	-	(99)
Purchases of property and equipment	-	-	(159)	(65)	-	(224)
Proceeds from disposition of hospitals and other ancillary operations	-	-	12	-	-	12
Proceeds from sale of property and equipment	-	-	3	1	-	4
Purchases of available-for-sale securities	-	-	(12)	(25)	-	(37)
Proceeds from sales of available-for-sale securities	-	-	10	30	-	40
Increase in other investments	-	-	(53)	(14)	-	(67)

Net cash used in investing activities	-	-	(201)	(170)	-	(371)

Cash flows from financing activities:
Repurchase of restricted stock shares for payroll
tax withholding requirements	(7)	-	-	-	-	(7)
Redemption of noncontrolling investments in joint ventures	-	-	-	(16)	-	(16)
Distributions to noncontrolling investors in joint ventures	-	-	-	(18)	-	(18)
Changes in intercompany balances with affiliates, net	7	89	(215)	119	-	-
Borrowings under credit agreements	-	1,563	1	-	-	1,564
Proceeds from receivables facility	-	-	-	31	-	31
Repayments of long-term indebtedness	-	(1,429)	(18)	(33)	-	(1,480)

Net cash provided by (used in) financing activities	-	223	(232)	83	-	74

Net change in cash and cash equivalents	-	-	(13)	10	-	(3)
Cash and cash equivalents at beginning of period	-	-	25	159	-	184

Cash and cash equivalents at end of period	$-	$-	$12	$169	$-	$181

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

Throughout this Quarterly Report on Form 10-Q, we refer to Community Health Systems, Inc., or the Parent Company, and its consolidated subsidiaries in a simplified manner and on a collective basis, using words like “we,” “our,” “us” and the “Company”. This drafting style is suggested by the Securities and Exchange Commission, or SEC, and is not meant to indicate that the publicly traded Parent Company or any particular subsidiary of the Parent Company owns or operates any asset, business or property. The hospitals, operations and businesses described in this filing are owned and operated, and management services provided, by distinct and indirect subsidiaries of Community Health Systems, Inc.

Executive Overview

We are one of the largest publicly traded hospital companies in the United States and a leading operator of general acute care hospitals in communities across the country. We provide healthcare services through the hospitals that we own and operate and affiliated businesses in non-urban and selected urban markets throughout the United States. We generate revenues by providing a broad range of general and specialized hospital healthcare services and other outpatient services to patients in the communities in which we are located. As of March 31, 2016, we owned or leased 194 hospitals included in continuing operations, comprised of 190 general acute care hospitals and four stand-alone rehabilitation or psychiatric hospitals. As of April 29, 2016, immediately following the completion of the spin-off of Quorum Health Corporation, or QHC, as discussed below, we owned or leased 157 hospitals included in continuing operations, comprised of 154 general acute care hospitals and three stand-alone rehabilitation or psychiatric hospitals. In addition to our hospitals and related businesses, we own and operate home care agencies, located primarily in markets where we also operate a hospital. Until the completion of the spin-off to QHC on April 29, 2016, as discussed below, we also provided management advisory and consulting services to non-affiliated general acute care hospitals located throughout the United States through our former subsidiary Quorum Health Resources, LLC, or QHR. For the hospitals and home care agencies that we own and operate, we are paid for our services by governmental agencies, private insurers and directly by the patients we serve. For our management advisory and consulting services, we are paid by the non-affiliated hospitals utilizing our services.

On August 3, 2015, we announced a plan to spin off 38 hospitals and QHR into QHC, an independent, publicly traded corporation. The transaction was structured to be generally tax free to us and our stockholders. On April 29, 2016, we completed the spin-off of these 38 hospitals and QHR into QHC and distributed, on a pro rata basis, all of the shares of QHC common stock to our stockholders of record as of April 22, 2016. These stockholders of record as of April 22, 2016 received a distribution of one share of QHC common stock for every four shares of our common stock held as of the record date plus cash in lieu of any fractional shares. Immediately following the completion of the spin-off, our stockholders owned 100% of the outstanding shares of QHC common stock. Following the spin-off, QHC became an independent public company with its common stock listed for trading under the symbol “QHC” on the New York Stock Exchange.

In connection with the spin-off, we entered into a separation and distribution agreement as well as certain ancillary agreements with QHC on April 29, 2016. These agreements allocate between QHC and us the various assets, employees, liabilities and obligations (including investments, property and employee benefits and tax-related assets and liabilities) that comprise the separate companies and govern certain relationships between, and activities of, QHC and us for a period of time after the spin-off.

On March 1, 2016, we completed the acquisition of an 80% ownership interest in a joint venture with Indiana University Health that includes IU Health La Porte Hospital in La Porte, Indiana and IU Health Starke Hospital in Knox, Indiana, and affiliated outpatient centers and physician practices.

On April 1, 2016, we completed the acquisition of 80% interest in Physicians’ Specialty Hospital (20 licensed beds), a Medicare-certified specialty surgical hospital in Fayetteville, Arkansas.

On April 29, 2016, we entered into a definitive agreement with Universal Health Services, Inc., or UHS, to sell our unconsolidated minority equity interests in Valley Health System LLC, a joint venture with UHS representing four hospitals in Las Vegas, Nevada, in which we own a 27.5% interest, and in Summerlin Hospital Medical Center LLC, a joint venture with UHS representing one hospital in Las Vegas, Nevada, in which we own a 26.1% interest. We will receive $445 million in cash from UHS in return for the sale of our equity interests in the second quarter of 2016.

Operating results and statistical data for the three months ended March 31, 2016, exclude our hospitals that have previously been classified as discontinued operations for accounting purposes. In addition, during the year ended December 31, 2015, we divested seven hospitals previously recorded in discontinued operations and one additional hospital. Two of these hospitals were required to be divested by the Federal Trade Commission as a condition of its approval of our acquisition of Health Management Associates, Inc., or HMA, merger.

We are also in the process of negotiating with potential buyers to enter into definitive agreements to sell ten additional hospitals as well as our investment in certain non-hospital operations, and we currently expect those transactions to close during the third quarter of 2016; however, there can be no assurance that these dispositions will be completed or, if they are completed, the ultimate timing of the completion of these dispositions. These ten additional hospitals and non-hospital operations that have been targeted for sale represented approximately $1.0 billion of annual net operating revenues during 2015. These potential transactions, and transactions that have already been completed in 2016, are intended to further implement our strategy to divest of underperforming assets, reduce our debt and refine our portfolio to a more sustainable group of hospitals with higher operating margins. When consistent with this strategy, we may also consider additional hospitals for disposition.

Our net operating revenues for the three months ended March 31, 2016, increased $88 million to approximately $5.0 billion compared to approximately $4.9 billion for the three months ended March 31, 2015. Our provision for bad debts increased to $755 million, or 13.1% of operating revenues (before the provision for bad debts) for the three months ended March 31, 2016, from $735 million, or 13.0% of operating revenues (before the provision for bad debts) for the three months ended March 31, 2015.

We had income from continuing operations before noncontrolling interests of $37 million during the three months ended March 31, 2016, compared to $112 million for the three months ended March 31, 2015. Income from continuing operations before noncontrolling interests for the three months ended March 31, 2016 included an after-tax charge of $14 million for the impairment of long-lived assets and an after-tax charge of $2 million related to costs incurred for the spin-off of QHC. Income from continuing operations before noncontrolling interests for the three months ended March 31, 2015, included an after-tax charge of $5 million for loss from early extinguishment of debt, $1 million after-tax expense for acquisition and integration expenses from the HMA merger and an after-tax charge of $5 million for the government legal settlements for several qui tam matters settled in principle and related legal expenses. These after-tax charges were partially offset by an after-tax income of $4 million from fair value adjustments, net of legal expenses, related to the HMA legal proceedings underlying the CVR agreement. Consolidated inpatient admissions for the three months ended March 31, 2016, decreased 2.6%, compared to the three months ended March 31, 2015, and consolidated adjusted admissions for the three months ended March 31, 2016, increased 0.7%, compared to the three months ended March 31, 2015. Same-store inpatient admissions for the three months ended March 31, 2016, decreased 2.0%, compared to the three months ended March 31, 2015, and same-store adjusted admissions for the three months ended March 31, 2016, increased 1.3%, compared to the three months ended March 31, 2015.

Self-pay revenues represented approximately 12.3% and 12.6% for the three months ended March 31, 2016 and 2015, respectively. During 2015 and through the three months ended March 31, 2016, we experienced a decline in self-pay admissions and adjusted admissions resulting in a corresponding decline in self-pay revenues as a percentage of total net operating revenues. This decrease is reflective of an increase in Medicaid admissions and revenues, primarily in Medicaid expansion states, as a result of the implementation of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively, the Reform Legislation. The reduction in self-pay admissions and revenue was also experienced in non-expansion states, although to a lesser degree. The amount of foregone revenue related to providing charity care services as a percentage of net operating revenues was approximately 2.3% and 2.2% for the three months ended March 31, 2016 and 2015, respectively. Direct and indirect costs incurred in providing charity care services were approximately 0.3% for both the three months ended March 31, 2016 and March 31, 2015.

The U.S. Congress and certain state legislatures have introduced and passed a large number of proposals and legislation designed to make major changes in the healthcare system, including changes that increased access to health insurance. The Reform Legislation mandates that substantially all U.S. citizens maintain medical insurance coverage and expands health insurance coverage through a combination of public program expansion and private sector health insurance reforms. Based on projections issued by the CBO in March 2016, the incremental insurance coverage due to the Reform Legislation could result in 24 million formerly uninsured Americans gaining coverage by the end of 2026.

As the number of persons with access to health insurance in the United States increases, there may be a resulting increase in the number of patients using our facilities who have health insurance coverage. Prior to giving effect to the spin-off of QHC, we operated hospitals in eight of the 10 states that experienced the largest reductions in uninsured rates among adult residents between 2013 and 2015, and after giving effect to the spin-off of QHC, we continue to operate hospitals in five of such 10 states. Most of these states with the greatest reductions in the number of uninsured adult residents have established a health insurance exchange operated either by the state or in partnership with the federal government and also expanded Medicaid. However, states may opt out of the Medicaid coverage expansion provisions of the Reform Legislation without losing existing federal Medicaid funding. A number of states have opted out of the Medicaid coverage expansion provisions, but could ultimately decide to expand their programs at a later date. Of the 28 states in which we operated hospitals that were included in continuing operations as of March 31, 2016, 15 states have taken action to expand their Medicaid programs, including Louisiana, which is expected to implement Medicaid coverage expansion at some point in 2016. At this time, the other 13 states have not, including Florida, Tennessee and Texas, where we operated a significant number of hospitals as of March 31, 2016. Some states that have opted out are evaluating options such as waiver plans to operate an alternative Medicaid expansion plan. Failure to expand Medicaid or implement an effective alternative in these states will likely have a negative impact on the goal of reducing the number of uninsured individuals.

We believe our hospitals are well positioned to participate in the provider networks of various qualified health plans, or QHPs, offering plan options on the health insurance exchanges created pursuant to the Reform Legislation. For the 2016 plan year, all of our hospitals in continuing operations as of March 31, 2016 have arrangements to participate in at least one health insurance exchange agreement, approximately 90% of such hospitals participate in two or more contracts, approximately 87% of such hospitals participate in the first or second lowest cost bronze plan networks (QHPs with a 60% actuarial value) and approximately 90% of such hospitals participate in the first or second lowest cost silver plan networks (QHPs with a 70% actuarial value).

The Reform Legislation makes a number of changes to Medicare and Medicaid, such as reductions to the Medicare annual market basket update for federal fiscal years 2010 through 2019, a productivity offset to the Medicare market basket update, and a reduction to the Medicare and Medicaid disproportionate share hospital payments, each of which could adversely impact the reimbursement received under these programs.

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

We believe the expansion of private sector health insurance and Medicaid coverage will, over time, increase our reimbursement related to providing services to individuals who were previously uninsured, which should reduce our expense from uncollectible accounts receivable. The various provisions in the Reform Legislation that directly or indirectly affect reimbursement take effect over a number of years. In addition, we believe that the Reform Legislation has had a positive impact on net operating revenues and income from continuing operations during 2015 and the three months ended March 31, 2016 as the result of the expansion of private sector and Medicaid coverage that has already occurred from the Reform Legislation, and we believe that the net impact of the Reform Legislation on our net operating revenues will continue to be positive. Other provisions of the Reform Legislation, such as requirements related to employee health insurance coverage, have increased and will continue to increase our operating costs.

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

Payment under the Medicare program for physician services, which is based upon the Medicare Physician Fee Schedule, or MPFS, changed in April 2015 with the enactment of the Medicare Access and CHIP Reauthorization Act of 2015, or MACRA. The law effectively eliminated a payment reduction that was scheduled for physicians and other practitioners who treat Medicare patients. MACRA provides for a 0.5% update to the MPFS for each calendar year through 2019. In addition, MACRA requires the establishment of the Merit-Based Incentive Payment System, or MIPS, beginning in 2019, under which physicians will receive performance-based payment incentives or payment reductions based on their performance with respect to clinical quality, resource use, clinical improvement activities, and meaningful use of electronic health records. MIPS will consolidate certain existing physician incentive programs, and also requires the Centers for Medicare and Medicaid Services, or CMS, to provide, beginning in 2019, incentive payments for physicians and other eligible professionals that participate in alternative payment models, such as accountable care organizations. In addition, MACRA extended the Medicare Inpatient Low Volume payment and Medicare Dependent Hospital programs to qualifying hospitals through September 30, 2017. If additional legislation is not passed to extend these Medicare hospital payment programs, we could experience a reduction in future reimbursement.

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

Although we believe that our hospital facilities are currently in compliance with the meaningful use standards, there can be no assurance that all of our facilities will remain in compliance and therefore not be subject to the HITECH penalty provisions. We recognized approximately $18 million and $26 million during the three months ended March 31, 2016 and 2015, respectively, for HITECH incentive reimbursements from Medicare and Medicaid related to certain of our hospitals and for certain of our employed physicians, which are presented as a reduction of operating expenses.

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

	Three Months Ended March 31,
	2016	2015
Medicare	24.9%	24.8%
Medicaid	10.3	10.4
Managed Care and other third-party payors	52.5	52.2
Self-pay	12.3	12.6

Total	100.0%	100.0%

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

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-based reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for the treatment of patients covered by Medicare, Medicaid and non-governmental payors are generally less than the standard billing rates. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues and net income by an insignificant amount in each of the three months ended March 31, 2016 and 2015.

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

The following tables summarize, for the periods indicated, selected operating data.

	Three Months Ended March 31,
	2016	2015
Consolidated:
Net operating revenues	100.0%	100.0%
Operating expenses (a)	(87.8)	(85.9)
Depreciation and amortization	(6.0)	(6.0)
Impairment of long-lived assets	(0.3)	-

Income from operations	5.9	8.1
Interest expense, net	(5.0)	(4.9)
Loss from early extinguishment of debt	-	(0.2)
Equity in earnings of unconsolidated affiliates	0.4	0.4

Income from continuing operations before income taxes	1.3	3.4
Provision for income taxes	(0.6)	(1.1)

Income from continuing operations	0.7	2.3
Loss from discontinued operations, net of taxes	-	(0.3)

Net income	0.7	2.0
Less: Net income attributable to noncontrolling interests	(0.5)	(0.4)

Net income attributable to Community Health Systems, Inc. stockholders	0.2%	1.6%

Three Months Ended March 31, 2016
Percentage increase (decrease) from same period prior year:
Net operating revenues	1.8%
Admissions	(2.6)
Adjusted admissions (b)	0.7
Average length of stay	(2.2)
Net income attributable to Community Health Systems, Inc. (c)	(86.1)
Same-store percentage increase (decrease) from same period prior year (d):
Net operating revenues	2.2%
Admissions	(2.0)
Adjusted admissions (b)	1.3

(a)	Operating expenses include salaries and benefits, supplies, other operating expenses, government settlement and related costs, electronic health records incentive reimbursement and rent.
(b)	Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by multiplying admissions by gross patient revenues and then dividing that number by gross inpatient revenues.
(c)	Includes loss from discontinued operations.
(d)	Includes acquired hospitals to the extent we operated them in both periods and excludes our hospitals that have previously been classified as discontinued operations for accounting purposes.

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Net operating revenues increased by 1.8% to approximately $5.0 billion for the three months ended March 31, 2016, from approximately $4.9 billion for the three months ended March 31, 2015. Our provision for bad debts increased to $755 million, or 13.1% of operating revenues (before the provision for bad debts) for the three months ended March 31, 2016, from $735 million, or 13.0% of operating revenues (before the provision for bad debts) for the three months ended March 31, 2015. Net operating revenues from hospitals owned throughout both periods increased $106 million or, 2.2% during the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. Non-same-store net operating revenues decreased $17 million during the three months ended March 31, 2016, in comparison to the prior year period. The increase in same-store net operating revenues was attributable to favorable changes in payor mix with corresponding reductions in charity care and self-pay discounts as a percentage of revenue. On a consolidated basis, inpatient admissions decreased by 2.6% and adjusted admissions increased by 0.7% during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. On a same-store basis, net operating revenues per adjusted admissions increased 0.8%, while inpatient admissions decreased by 2.0% and adjusted admissions increased by 1.3% during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.

Operating expenses as a percentage of net operating revenues increased from 91.9% during the three months ended March 31, 2015 to 94.1% during the three months ended March 31, 2016. Operating expenses, excluding depreciation and amortization and impairment of long-lived assets, as a percentage of net operating revenues, increased from 85.9% for the three months ended March 31, 2015 to 87.8% for the three months ended March 31, 2016. Salaries and benefits, as a percentage of net operating revenues, increased from 46.0% for the three months ended March 31, 2015 to 46.3% for the three months ended March 31, 2016. This increase in salaries and benefits, as a percentage of net operating revenues, was primarily due to annual merit increases and increases in physician employment. Supplies, as a percentage of net operating revenues, increased from 15.5% for the three months ended March 31, 2015 to 16.0% for the three months ended March 31, 2016, primarily as a result of an increase in drug and implant costs over the same period in the prior year. Other operating expenses, as a percentage of net operating revenues, increased from 22.4% for the three months ended March 31, 2015 to 23.5% for the three months ended March 31, 2016. This increase in other operating expenses, as a percentage of net operating revenues, was primarily impacted by higher costs for outsourced services for housekeeping and dietary services, information systems maintenance, property tax increases, and higher contract labor at our hospitals and ancillary facilities. Government settlement and related costs, as a percentage of net revenues decreased from 0.1% for the three months ended March 31, 2015 to less than 0.1% for the three months ended March 31, 2016. Rent, as a percentage of net operating revenues, was 2.4% for each of the three months ended March 31, 2016 and the three months ended March 31, 2015.

EHR incentive reimbursements represent those incentives under HITECH for which the recognition criterion has been met. We recognized approximately $18 million and $26 million of incentive reimbursements, or 0.4% and 0.5% of net operating revenues, for the three months ended March 31, 2016 and 2015, respectively. We received cash payments of $85 million and $54 million for these incentives during the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016 and 2015, $34 million and $75 million, respectively, was recorded as deferred revenue as all criteria for gain recognition had not been met at that date.

Depreciation and amortization as a percentage of net operating revenues, was 6.0% for each of the three months ended March 31, 2016 and the three months ended March 31, 2015.

Impairment for long-lived assets was $17 million for the three months ended March 31, 2016 due to impairment of approximately $10 million recorded related to the reporting unit goodwill and fixed assets allocated to two hospitals sold during the three months ended March 31, 2016 and impairment of approximately $7 million related to the impairment of certain long-lived assets at one of our smaller hospitals where the decision was made during the three months ended March 31, 2016, to permanently close the hospital. No impairment for long-lived assets was recorded in the three months ended March 31, 2015.

Interest expense, net, increased by $10 million to $251 million for the three months ended March 31, 2016 compared to $241 million for the three months ended March 31, 2015, primarily due to an increase in our average outstanding debt during the three months ended March 31, 2016, which resulted in an increase in interest expense of $2 million. Additionally, interest expense increased by $3 million, which resulted from an increase in interest rates during the three months ended March 31, 2016, compared to the same period in 2015, an increase in interest expense of $2 million as a result of more interest being capitalized during the three months ended March 31, 2016, as compared to the same period in 2015, due to the growth in major construction projects during the current three month period and an increase in interest expense of $3 million due to one additional day of interest expense since 2016 was a leap year.

A loss from early extinguishment of debt of $8 million was recognized during the three months ended March 31, 2015 resulting from the repayment of certain outstanding term loans as part of the amendment of the Credit Facility.

Equity in earnings of unconsolidated affiliates, as a percentage of net operating revenues, was at 0.4% for each of the three months ended March 31, 2016 and the three months ended March 31, 2015.

The net results of the above mentioned changes resulted in income from continuing operations before income taxes decreasing $105 million from $168 million for the three months ended March 31, 2015 to $63 million for the three months ended March 31, 2016.

Provision for income taxes from continuing operations decreased from $56 million for the three months ended March 31, 2015 to $26 million for the three months ended March 31, 2016 due to the decrease in income from continuing operations before income taxes. Our effective tax rates were 41.3% and 33.2% for the three months ended March 31, 2016 and 2015, respectively. The increase in our effective tax rate for the three months ended March 31, 2016, when compared to the three months ended March 31, 2015, was primarily related to a disproportionate substantial decrease in income from continuing operations before income taxes, when compared to an increase in net income attributable to noncontrolling interests for those same periods, which is not tax affected in our condensed consolidated statement of income. Including the expense related to income attributable to noncontrolling interests, the effective tax rate for the three months ended March 31, 2016 and 2015 would have been 68.4% and 37.8%, respectively. The increase in our effective tax rate for the three months ended March 31, 2016 is primarily due to the impact of permanent tax differences recognized as part of the hospitals we divested during the quarter.

Income from continuing operations, as a percentage of net operating revenues, decreased from 2.3% for the three months ended March 31, 2015 to 0.7% for the three months ended March 31, 2016.

Discontinued operations for these periods include the results of operations of certain hospitals owned or leased by us as of March 31, 2016 and 2015, which were classified as being held for sale or sold. The operation of these hospitals resulted in a loss, net of taxes, of $11 million included in discontinued operations during the three months ended March 31, 2015. An after-tax impairment charge of $1 million was recorded during the three months ended March 31, 2016, based on the difference between the estimated fair value and the carrying value of the assets held for sale, including an allocation of reporting unit goodwill, compared to an impairment charge of $1 million during the three months ended March 31, 2015. In addition, a loss on the sale of hospitals, net of tax, of $1 million was recorded during the three months ended March 31, 2015. Overall, discontinued operations during the three months ended March 31, 2016, consisted of a loss, net of taxes, of $1 million, compared to a loss, net of taxes, of $13 million during the three months ended March 31, 2015.

Net income, as a percentage of net operating revenues, decreased from 2.0% for the three months ended March 31, 2015 to 0.7% for the three months ended March 31, 2016.

Net income attributable to noncontrolling interests, as a percentage of net operating revenues, increased from 0.4% for the three months ended March 31, 2015 to 0.5% for the three months ended March 31, 2016.

Net income attributable to Community Health Systems, Inc. was $11 million for the three months ended March 31, 2016 compared to $79 million for the three months ended March 31, 2015. The decrease in net income attributable to Community Health Systems, Inc. is primarily due to the increases in salaries and benefits, supplies and other operating expenses, as discussed above.

Liquidity and Capital Resources

Net cash provided by (used in) operating activities increased $355 million, from approximately $61 billion in cash used in operating activities for the three months ended March 31, 2015 to approximately $294 million in cash provided by operating activities for the three months ended March 31, 2016. The increase in cash provided by operating activities was primarily the result of an increase in cash receipts related to the collections of accounts receivable, a decrease in cash outflow related to the timing of payments on accounts payable and a decrease in cash outflow related to the timing of payments on employee compensation accruals. These increases in cash flow were partially offset by an increase in cash paid for supplies, prepaids, and other current assets. Total cash paid for interest during the three months ended March 31, 2016 increased to approximately $307 million compared to $300 million for the three months ended March 31, 2015, which is related to the timing of interest payments. Less than $1 million was paid for income taxes for the three months ended March 31, 2016, compared to approximately $1 million paid for income taxes for the three months ended March 31, 2015. Included in net cash provided by operating activities for the three months ended March 31, 2016 was $85 million of cash received for HITECH incentive reimbursements, compared to $54 million received for the three months ended March 31, 2015.

The cash used in investing activities increased $140 million, from approximately $231 million for the three months ended March 31, 2015 to approximately $371 million for the three months ended March 31, 2016. The increase in cash used in investing activities was primarily due to a increase in cash paid for acquisitions of facilities and other related equipment of $86 million as a result of no hospital acquisitions during the three months ended March 31, 2015 compared to the acquisition of two hospitals during the three months ended March 31, 2016, as well as a decrease in 2016 in proceeds from the disposition of hospitals and other ancillary operations of $50 million and an increase in cash used for other investments (primarily from internal-use software expenditures) of $28 million for the three months ended March 31, 2016. These increases were offset by a decrease in the cash used for the purchase of property and equipment of $17 million, an increase in proceeds from the sale of property and equipment of $1 million and an increase in the net impact of the purchases and sales of available-for-sale securities of $6 million. Included in cash outflows for other investments for the three months ended March 31, 2016 is approximately $9 million of capital expenditures related to the purchase and implementation of certified EHR technology, including implementation of Cerner software at several hospital locations. The remaining cash outflows for other investments for the three months ended March 31, 2016 consists primarily of purchases and development of other internal-use software and payments made under non-employee physician recruiting agreements of $58 million. We anticipate being able to fund future routine capital expenditures with cash flows generated from operations.

Our net cash provided by financing activities was $74 million for the three months ended March 31, 2016, compared to $5 million for the three months ended March 31, 2015. The increase in cash provided by financing activities, in comparison to the prior year period, is primarily due to a reduction in the cash paid to repurchase vested restricted stock for payroll tax withholding requirements of $13 million, a reduction in cash paid for deferred financing costs and other debt-related costs of $20 million, an increase in our long-term borrowings of $313 million, which was mostly offset by an increase in the repayments of our long-term debt of $212 million. These increases were offset by a decrease in the proceeds from the exercise of stock options of $17 million, an increase in cash paid for the redemption of noncontrolling investments in joint ventures of $9 million and a reduction in the proceeds from the receivables facility of $44 million.

Capital Expenditures

Cash expenditures for purchases of facilities were $99 million for the three months ended March 31, 2016, compared to $13 million for the three months ended March 31, 2015. The increase was primarily related to the acquisition of two hospitals during the three months ended March 31, 2016 compared to no hospital acquisitions during the three months ended March 31, 2015. Our expenditures during for the three months ended March 31, 2016 and 2015 were primarily related to the purchase of physician practices and other ancillary services.

Excluding the cost to construct replacement hospitals, our cash expenditures for routine capital for the three months ended March 31, 2016 totaled $216 million compared to $207 million for the three months ended March 31, 2015. These capital expenditures related primarily to the purchase of additional equipment, minor renovations and information systems infrastructure. Costs to construct replacement hospitals totaled $8 million for the three months ended March 31, 2016, compared to $34 million for the three months ended March 31, 2015. The costs to construct replacement hospitals for the three months ended March 31, 2016 represent both planning and construction costs for the replacement hospital in York, Pennsylvania. The costs to construct replacement hospitals for the three months ended March 31, 2015, included planning and construction costs for the replacement hospitals in both York, Pennsylvania and Birmingham, Alabama. Completion of the replacement hospital, Grandview Medical Center in Birmingham, Alabama, and transfer of all operations was completed on October 10, 2015.

Pursuant to a hospital purchase agreement in effect as of March 31, 2016, we have committed to build a replacement facility in York, Pennsylvania by July 2017. Construction costs, including equipment costs, for the York replacement facility are currently estimated to be approximately $125 million.

Pursuant to a hospital purchase agreement from our March 1, 2016 acquisition of IU Health La Porte Hospital and IU Health Starke Hospital, we have committed to build replacement facilities in both La Porte, Indiana and Knox, Indiana within five years, or by March 2021. Construction costs, including equipment costs, for the La Porte and Starke replacement facilities are currently estimated to be approximately $125 million and $15 million, respectively.

Capital Resources

Net working capital was approximately $2.2 billion at March 31, 2016, compared to $2.1 billion at December 31, 2015, an increase of $110 million, primarily the result of increases in patient accounts receivable and prepaid expenses along with decreases in accounts payable and accrued interest. This increase in working capital was partially offset by an increase in employee compensation.

We have senior secured financing under a credit facility with a syndicate of financial institutions led by Credit Suisse, as administrative agent and collateral agent. In connection with the HMA merger, we and CHS/Community Health Systems, Inc., or CHS, entered into a third amendment and restatement of its Credit Facility, providing for additional financing and recapitalization of certain of our term loans, including (i) the replacement of the revolving credit facility with a new $1.0 billion revolving facility maturing in 2019, or Revolving Facility, (ii) the addition of a new $1.0 billion Term A facility due 2019, or the Term A Facility, (iii) a Term D facility in an aggregate principal amount equal to approximately $4.6 billion due 2021 (which included certain term C loans that were converted into such Term D facility (collectively, the Term D Facility)), (iv) the conversion of certain term C loans into Term E Loans and the borrowing of new Term E Loans in an aggregate principal amount of approximately $1.7 billion due 2017 and (v) the addition of flexibility commensurate with the our post-acquisition structure. In addition to funding a portion of the consideration in connection with the HMA merger, some of the proceeds of the Term A Facility and Term D Facility were used to refinance the outstanding $637 million existing term A facility due 2016 and the $60 million of term B loans due 2014, respectively. The Revolving Facility includes a subfacility for letters of credit. On March 9, 2015, CHS entered into Amendment No. 1 and Incremental Term Loan Assumption Agreement to refinance the existing Term E Loans due 2017 into Term F Loans due 2018, in an original aggregated principal amount of $1.7 billion. On May 18, 2015, CHS entered into an Incremental Term Loan Assumption Agreement to provide for a new $1.6 billion incremental Term G facility and a new approximately $2.9 billion incremental Term H facility. The proceeds of the Term G facility and Term H facility were used to repay the Company’s existing Term D facility in full. On April 29, 2016, we used approximately $194 million of the special distribution paid by QHC to us as part of the series of transactions engaged in to complete the spin-off to repay a portion of its Term F Loans due 2018.

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

The Credit Facility contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting our and our subsidiaries’ ability, subject to certain exception, to, among other things, (1) declare dividends, make distributions or redeem or repurchase capital stock, (2) prepay, redeem or repurchase other debt, (3) incur liens or grant negative pledges, (4) make loans and investments and enter into acquisitions and joint ventures, (5) incur additional indebtedness or provide certain guarantees, (6) make capital expenditures, (7) engage in mergers, acquisitions and asset sales, (8) conduct transactions with affiliates, (9) alter the nature of our businesses, (10) grant certain guarantees with respect to physician practices, (11) engage in sale and leaseback transactions or (12) change our fiscal year. We and our subsidiaries are also required to comply with specified financial covenants (consisting of a maximum secured net leverage ratio and an interest coverage ratio) and various affirmative covenants. We were in compliance with all such covenants at March 31, 2016.

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

As of March 31, 2016, the availability for additional borrowings under our Credit Facility, after taking into account the $334 million outstanding at that date, was $666 million pursuant to the Revolving Facility, of which $68 million was set aside for outstanding letters of credit. We believe that these funds, along with internally generated cash and continued access to the capital markets, will be sufficient to finance future acquisitions, capital expenditures and working capital requirements during the next 12 months.

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

On August 17, 2012, CHS completed an underwritten public offering under our automatic shelf registration filed with the SEC of $1.6 billion aggregate principal amount of 5 1⁄8% Senior Secured Notes due 2018. The 5 1⁄8% Senior Secured Notes are secured by a first-priority lien subject to a shared lien of equal priority with certain other obligations, including obligations under the Credit Facility, and subject to prior ranking liens permitted by the indenture governing the 5 1⁄8% Senior Secured Notes on substantially the same assets, subject to certain exceptions, that secure CHS’ obligations under the Credit Facility. The net proceeds of the offering, together with available cash on hand, were used to finance the prepayment of $1.6 billion of the outstanding term loans due 2014 under the Credit Facility and related fees and expenses. On May 2, 2016, we commenced a cash tender offer for up to $900 million of the 5 1⁄8% Senior Secured Notes as noted in a press release issued by us on such date.

On January 27, 2014, CHS completed its offering of $1.0 billion aggregate principal amount of 5.125% Senior Secured Notes due 2021 and $3.0 billion aggregate principal amount of 6.875% Senior Notes due 2022, which were issued in a private placement. The net proceeds from these issuances were used to finance the HMA merger.

On March 21, 2012, through certain of its subsidiaries, CHS entered into an accounts receivable loan agreement, or the Receivables Facility, with a group of lenders and banks, Credit Agricolé Corporate and Investment Bank, as a managing agent and as the administrative agent, and The Bank of Nova Scotia, as a managing agent. On March 7, 2013, CHS and certain of its subsidiaries amended the Receivables Facility to add an additional managing agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd., to increase the size of the facility from $300 million to $500 million and to extend the scheduled termination date. Additional subsidiaries also agreed to participate in the Receivables Facility as of that date. On March 31, 2014, CHS and certain of its subsidiaries amended the Receivables Facility to increase the size of the facility from $500 million to $700 million and to extend the scheduled termination date. Additional subsidiaries also agreed to participate in the Receivables Facility as of that date. On November 13, 2015, CHS and certain of its subsidiaries amended the Receivables Facility to extend the scheduled termination date and amend certain other provisions thereof. The existing and future non-self pay patient-related accounts receivable, or the Receivables, for certain hospitals of CHS and its subsidiaries serve as collateral for the outstanding borrowings under the Receivables Facility. The interest rate on the borrowings is based on the commercial paper rate plus an applicable interest rate spread. Unless earlier terminated or subsequently extended pursuant to its terms, the Receivables Facility will expire on November 13, 2017, subject to customary termination events that could cause an early termination date. CHS maintains effective control over the Receivables because, pursuant to the terms of the Receivables Facility, the Receivables are sold from certain of CHS’ subsidiaries to CHS, and CHS then sells or contributes the Receivables to a special-purpose entity that is wholly-owned by CHS. The wholly-owned special-purpose entity in turn grants security interests in the Receivables in exchange for borrowings obtained from the group of third-party lenders and banks of up to $700 million outstanding from time to time based on the availability of eligible Receivables and other customary factors. The group of third-party lenders and banks do not have recourse to CHS or its subsidiaries beyond the assets of the wholly-owned special-purpose entity that collateralizes the loan. The Receivables and other assets of the wholly-owned special-purpose entity will be available first and foremost to satisfy the claims of the creditors of such entity. The outstanding borrowings pursuant to the Receivables Facility at March 31, 2016 totaled $699 million and are classified as long-term debt on the condensed consolidated balance sheet. At March 31, 2016, the carrying amount of Receivables included in the Receivables Facility totaled approximately $1.7 billion and is included in patient accounts receivable on the condensed consolidated balance sheet.

We have transitioned all of our hospitals to the ICD-10 coding system, which was required effective October 1, 2015 of all healthcare providers covered by the Health Insurance Portability and Accountability Act, or HIPAA. This transition continues to involve a significant focus on our technology and information systems, as well as costs related to training of hospital employees and providers and corporate support staff involved with coding and billing. As noted in the risk factors as previously set forth in our Annual Report on Form 10-K filed with the SEC on February 17, 2016, or 2015 Form 10-K, the potential for delay in billing and collection on patient receivables resulting from these changes or from new payment systems and processes implemented by third-party payors could have an adverse effect on the quality of receivables that serve as collateral under the Receivables Facility, resulting in a potential default or repayment of outstanding borrowings. Should such a repayment of borrowings under the Receivables Facility be required, we have availability, and expect to continue to have availability, under the Revolving Facility to provide sufficient financial resources and liquidity to fund the repayment.

As of March 31, 2016, we are currently a party to the following interest rate swap agreements to limit the effect of changes in interest rates on approximately 43.5% of our variable rate debt. On each of these swaps, we receive a variable rate of interest based on the three-month LIBOR, in exchange for the payment by us of a fixed rate of interest. We currently pay, on a quarterly basis, interest on the Revolving Facility and the Term A Facility at a rate per annum equal to LIBOR plus 2.75%. Loans in respect of the Term F Facility accrue interest at a rate per annum equal to LIBOR plus 3.25%. The Term G Loan and Term H Loan accrue interest at a rate per annum equal to LIBOR plus 2.75% and 3.00%, respectively, in the case of LIBOR borrowings, and Alternate Base Rate plus 1.75% and 2.00%, respectively, in the case of Alternate Base Rate Borrowings. The Term G Loan and the Term H Loan are subject to a 1.00% LIBOR floor and a 2.00% Alternate Base Rate floor.

Swap #	Notional Amount (in millions)	Fixed Interest Rate	Termination Date	Fair Value (in millions)
1	$300	3.447%	August 6, 2016	$3
2	100	3.401%	August 19, 2016	1
3	200	3.429%	August 19, 2016	2
4	200	3.500%	August 30, 2016	2
5	100	3.005%	November 30, 2016	2
6	200	2.055%	July 25, 2019	7
7	200	2.059%	July 25, 2019	7
8	400	1.882%	August 30, 2019	7
9	200	2.515%	August 30, 2019	8
10	200	2.613%	August 30, 2019	8
11	300	2.041%	August 30, 2020	7
12	300	2.738%	August 30, 2020	16
13	300	2.892%	August 30, 2020	17
14	300	2.363%	January 27, 2021	11
15	200	2.368%	January 27, 2021	7

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

Pursuant to a special distribution paid by QHC to us on April 29, 2016, as part of the series of transactions engaged in to complete the spin-off, we received approximately $1.2 billion in cash generated from the net proceeds of certain financing arrangements entered into by QHC as part of the separation. As set forth above, we have used approximately $194 million of such proceeds to repay a portion of our Term F Loans due 2018, and commenced a cash tender offer on May 2, 2016, for up to $900 million of our approximately $1.6 billion aggregate principal amount outstanding of 5 1⁄8% Senior Secured Notes due 2018. We intend to use remaining proceeds from such special distribution to repay other outstanding debt and to pay certain expenses incurred in connection with the spin-off and such debt repayment transactions.

We believe that internally generated cash flows, availability for additional borrowings under our Credit Facility of $666 million (consisting of a $1.0 billion Revolving Facility, of which $68 million is set aside for outstanding letters of credit and $334 million was outstanding at March 31, 2016) and our ability to amend the Credit Facility to provide for one or more tranches of term loans in an aggregate principal amount of $1.5 billion, and our continued access to the capital markets will be sufficient to finance acquisitions, capital expenditures, working capital requirements, and any equity or debt repurchases or other debt repayments we may elect to make through the next 12 months. In addition, we may elect to utilize proceeds received from any dispositions of hospitals or investments to repay outstanding debt.

We may elect from time to time to purchase our common stock under our open market repurchase program adopted on November 6, 2015, which authorizes us to purchase up to 10,000,000 shares of our common stock, not to exceed $300 million in repurchases (we have currently repurchased 532,188 shares under such program, all of which shares were repurchased during the three months ended December 31, 2015). In addition, we may elect from time to time to purchase our outstanding debt in open market purchases, privately negotiated transactions or otherwise. Any such equity or debt repurchases will depend upon prevailing market conditions, our liquidity requirements, contractual restrictions, applicable securities laws requirements, and other factors.

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

The ratio of earnings to fixed charges is a measure of our ability to meet our fixed obligations related to our indebtedness. The following table shows the ratio of earnings to fixed charges for the three months ended March 31, 2016:

Three Months Ended March 31, 2016

Ratio of earnings to fixed charges (1)	1.17 x

(1)	Fixed charges include interest expensed and capitalized during the year plus an estimate of the interest component of rent expense. There are no shares of preferred stock outstanding. See exhibit 12 filed as part of this Report for the calculation of this ratio.

Off-balance Sheet Arrangements

In the past, we have utilized operating leases as a financing tool for obtaining the operations of specified hospitals without acquiring, through ownership, the related assets of the hospital and without a significant outlay of cash at the front end of the lease. We utilize the same operating strategies to improve operations at those hospitals held under operating leases as we do at those hospitals that we own. We have not entered into any operating leases for hospital operations since December 2000. At March 31, 2016, we operated three hospitals under operating leases that had an immaterial impact on our consolidated operating results. The terms of the three operating leases we currently have in place expire between December 2020 and June 2028, not including lease extension options. If we allow these leases to expire, we would no longer generate revenues nor incur expenses from these hospitals.

Noncontrolling Interests

We have sold noncontrolling interests in certain of our subsidiaries or acquired subsidiaries with existing noncontrolling interest ownership positions. As of March 31, 2016, we have hospitals in 29 of the markets we serve, with noncontrolling physician ownership interests ranging from less than 1% to 40%, including one hospital that also has a non-profit entity as a partner. In addition, we have 11 other hospitals with noncontrolling interests owned by non-profit entities. Redeemable noncontrolling interests in equity of consolidated subsidiaries was $565 million and $571 million as of March 31, 2016 and December 31, 2015, respectively, and noncontrolling interests in equity of consolidated subsidiaries was $115 million and $86 million as of March 31, 2016 and December 31, 2015, respectively. The amount of net income attributable to noncontrolling interests was $25 million and $20 million for the three months ended March 31, 2016 and 2015, respectively. As a result of the change in the Stark Law “whole hospital” exception included in the Reform Legislation, we are not permitted to introduce physician ownership at any of our wholly-owned hospital facilities or increase the aggregate percentage of physician ownership in any of our existing hospital joint ventures in excess of the aggregate physician ownership level held at the time of the adoption of the Reform Legislation.

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

  Third-party Reimbursement

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. Contractual allowances are automatically calculated and recorded through our internally developed “automated contractual allowance system.” Within the automated system, payors’ historical paid claims data are utilized to calculate the contractual allowances. This data is automatically updated on a monthly basis. All hospital contractual allowance calculations are subjected to monthly review by management to ensure reasonableness and accuracy. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at operating revenues (net of contractual allowances and discounts). The process of estimating contractual allowances requires us to estimate the amount expected to be received based on payor contract provisions. The key assumption in this process is the estimated contractual reimbursement percentage, which is based on payor classification and historical paid claims data. Our automated contractual allowance system does not maintain the contractual allowance at the patient account level as it estimates an average contractual allowance by payor classification. Due to the complexities involved in these estimates, actual payments we receive could be different from the amounts we estimate and record. If the actual contractual reimbursement percentage under government programs and managed care contracts differed by 1% at March 31, 2016 from our estimated reimbursement percentage, net income for the three months ended March 31, 2016 would have changed by approximately $45 million, and net accounts receivable at March 31, 2016 would have changed by $140 million. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues and net income by an insignificant amount in each of the three month periods ended March 31, 2016 and 2015.

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

Collections are impacted by the economic ability of patients to pay and the effectiveness of our collection efforts. Significant changes in payor mix, business office operations, economic conditions or trends in federal and state governmental healthcare coverage could affect our collection of accounts receivable and are considered in our estimates of accounts receivable collectability. If the actual collection percentage differed by 1% at March 31, 2016 from our estimated collection percentage as a result of a change in expected recoveries, net income for the three months ended March 31, 2016 would have changed by $26 million, and net accounts receivable at March 31, 2016 would have changed by $82 million. We also continually review our overall reserve adequacy by monitoring historical cash collections as a percentage of trailing net revenue less provision for bad debts, as well as by analyzing current period net revenue and admissions by payor classification, days revenue outstanding, the composition of self-pay receivables between pure self-pay patients and the patient responsibility portion of third-party insured receivables and the impact of recent acquisitions and dispositions.

Our policy is to write-off gross accounts receivable if the balance is under $10.00 or when such amounts are placed with outside collection agencies. We believe this policy accurately reflects our ongoing collection efforts and is consistent with industry practices. We had approximately $4.1 billion and $4.0 billion at March 31, 2016 and December 31, 2015, respectively, being pursued by various outside collection agencies. We expect to collect less than 3%, net of estimated collection fees, of the amounts being pursued by outside collection agencies. As these amounts have been written-off, they are not included in our gross accounts receivable or our allowance for doubtful accounts. Collections on amounts previously written-off are recognized as a reduction to bad debt expense when received. However, we take into consideration estimated collections of these future amounts written-off in evaluating the reasonableness of our allowance for doubtful accounts.

All of the following information is derived from our hospitals, excluding clinics, unless otherwise noted.

Patient accounts receivable from our hospitals represent approximately 95% of our total consolidated accounts receivable.

Days revenue outstanding, adjusted for the impact of receivables for state Medicaid supplemental payment programs, was 64 days at March 31, 2016 and 63 days at December 31, 2015. Our target range for days revenue outstanding is from 60 to 65 days.

Total gross accounts receivable (prior to allowance for contractual adjustments and doubtful accounts) was approximately $21.5 billion as of March 31, 2016 and approximately $20.5 billion as of December 31, 2015.

The approximate percentage of total gross accounts receivable (prior to allowances for contractual adjustments and doubtful accounts) summarized by payor is as follows:

	March 31, 2016	December 31, 2015
Insured receivables	62.4%	60.6%
Self-pay receivables	37.6	39.4

Total	100.0%	100.0%

For the hospital segment, the combined total of the allowance for doubtful accounts for self-pay accounts receivable and related allowances for other self-pay discounts and contractuals, as a percentage of gross self-pay receivables, was approximately 89% and 88% at March 31, 2016 and December 31, 2015, respectively. If the receivables that have been written-off, but where collections are still being pursued by outside collection agencies, were included in both the allowances and gross self-pay receivables specified above, the percentage of combined allowances to total self-pay receivables would have been approximately 93% and 92% at March 31, 2016 and December 31, 2015, respectively.

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

At March 31, 2016, we had approximately $9.0 billion of goodwill recorded on our books. Substantially all of our goodwill resides at our hospital operations reporting unit. We performed our last annual goodwill evaluation during the fourth quarter of 2015. No impairment was indicated by this evaluation, however, a decline in our stock price during the fourth quarter of 2015 and lower projections of future discounted cash flows reduced the excess of estimated fair value to approximately 10% over the carrying value of our hospital operations reporting unit. This decline in the excess fair value over carrying value of our hospital operations reporting unit increases the risk that future declines in fair value could result in goodwill impairment. The determination of fair value in step one of our goodwill impairment analysis is based on an estimate of fair value for each reporting unit utilizing known and estimated inputs at the evaluation date. Some of those inputs include, but are not limited to, the most recent price of our common stock, estimates of future revenue and expense growth, expected capital expenditures, income tax rates, and costs of invested capital. Future estimates of fair value could be adversely affected if the actual outcome of one or more of these assumptions changes materially in the future, including a decline in our stock price, lower than expected hospital volumes, or increased operating costs.

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

There have been no significant changes in our estimate of the reserve for professional liability claims during the three months ended March 31, 2016.

  Income Taxes

We must make estimates in recording provision for income taxes, including determination of deferred tax assets and deferred tax liabilities and any valuation allowances that might be required against the deferred tax assets. We believe that future income will enable us to realize certain deferred tax assets, subject to the valuation allowance we have established.

The total amount of unrecognized benefit that would impact the effective tax rate, if recognized, was approximately $5 million as of March 31, 2016. A total of approximately $3 million of interest and penalties is included in the amount of liability for uncertain tax positions at March 31, 2016. It is our policy to recognize interest and penalties related to unrecognized benefits in our condensed consolidated statements of income as income tax expense.

It is possible the amount of unrecognized tax benefit could change in the next 12 months as a result of a lapse of the statute of limitations and settlements with taxing authorities; however, we do not anticipate the change will have a material impact on our condensed consolidated results of operations or condensed consolidated financial position.

We, or one of our subsidiaries, files income tax returns in the United States federal jurisdiction and various state jurisdictions. We have extended the federal statute of limitations through March 31, 2017 for Triad Hospitals, Inc. for the tax periods ended December 31, 1999, December 31, 2000, April 30, 2001, June 30, 2001, December 31, 2001, December 31, 2002, December 31, 2003, December 31, 2004, December 31, 2005, December 31, 2006 and July 25, 2007. With few exceptions, we are no longer subject to state income tax examinations for years prior to 2011. Our federal income tax returns for the 2009 and 2010 tax years are currently under examination by the Internal Revenue Service. We believe the results of these examinations will not be material to our consolidated results of operations or consolidated financial position. We have extended the federal statute of limitations through December 31, 2016 for Community Health Systems, Inc. for the tax periods ended December 31, 2007, 2008, 2009 and 2010, and through March 31, 2017 for the tax periods ended December 31, 2011 and 2012.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2014-08, which changes the requirements for reporting discontinued operations. A discontinued operation continues to include a component of an entity or a group of components of an entity, or a business activity. However, in a shift reflecting stakeholder concerns that too many disposals of small groups of assets that are recurring in nature qualified for reporting as discontinued operations, a disposal of a component of an entity or a group of components of an entity will be required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. A business or nonprofit activity that, on acquisition, meets the criteria to be classified as held for sale will still be a discontinued operation. Additional disclosures will be required for significant components of the entity that are disposed of or are held for sale but do not qualify as discontinued operations. This ASU is effective for fiscal years beginning after December 15, 2014 and is to be applied on a prospective basis for disposals or components initially classified as held for sale after that date. We adopted this ASU on January 1, 2015 and the adoption resulted in divestitures occurring subsequent to the date of adoption being included in continuing operations for the three months ended March 31, 2016 and 2015.

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

In April 2015, the FASB issued ASU 2015-03, which requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with the accounting for debt discounts. The ASU did not change the measurement or recognition guidance for debt issuance costs. This ASU is effective for fiscal years beginning after December 31, 2015. We adopted this ASU on January 1, 2016, which resulted in the reclassification of approximately $266 million of debt issuance costs from other long-term assets to a reduction of the related long-term debt.

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

In January 2016, the FASB issued ASU 2016-01, which amends the measurement, presentation and disclosure requirements for equity investments, other than those accounted for under the equity method or that require consolidation of the investee. The ASU eliminates the classification of equity investments as available-for-sale with any changes in fair value of such investments recognized in other comprehensive income, and requires entities to measure equity investments at fair value, with any changes in fair value recognized in net income. This ASU is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. We expect to adopt this ASU on January 1, 2018, and are currently evaluating the impact that adoption of this ASU will have on our consolidated financial position and results of operations.

In February 2016, the FASB issued ASU 2016-02, which amends the accounting for leases, requiring lessees to recognize most leases on their balance sheet with a right-of-use asset and a lease liability. Leases will be classified as either finance or operating leases, which will impact the expense recognition of such leases over the lease term. The ASU also modifies the lease classification criteria for lessors and eliminates some of the real estate leasing guidance previously applied for certain leasing transactions. This ASU is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We expect to adopt this ASU on January 1, 2019. Because of the number of leases we utilize to support our operations, the adoption of this ASU is expected to have a significant impact on our consolidated financial position and results of operations. We are currently evaluating the extent of this anticipated impact on our consolidated financial position and results of operations and the quantitative and qualitative factors that will impact us as part of the adoption of this ASU, as well as any changes to our leasing strategy because of the changes to the accounting and recognition of leases.

In March 2016, the FASB issued ASU 2016-09, which was issued to simplify some of the accounting guidance for share-based compensation. Among the areas impacted by the amendments in this ASU is the accounting for income taxes related to share-based payments, accounting for forfeitures, classification of awards as equity or liabilities, and classification on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. We expect to adopt this ASU on January 1, 2017. We are evaluating the impact that the adoption of this ASU will have on our consolidated financial position, results of operations and cash flows.

FORWARD-LOOKING STATEMENTS

Some of the matters discussed in this Report include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “thinks,” and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include the following:

•	general economic and business conditions, both nationally and in the regions in which we operate,

•	implementation, effect of, and changes to, adopted and potential federal and state healthcare reform legislation and other federal, state or local laws or regulations affecting the healthcare industry,

•	the extent to which states support increases, decreases or changes in Medicaid programs, implement health insurance exchanges or alter the provision of healthcare to state residents through regulation or otherwise,

•	the success and long-term viability of health insurance exchanges, which may be impacted by whether a sufficient number of payors participate,

•	risks associated with our substantial indebtedness, leverage and debt service obligations, including our ability to incur additional indebtedness,

•	demographic changes,

•	changes in, or the failure to comply with, governmental regulations,

•	potential adverse impact of known and unknown government investigations, audits, and federal and state false claims act litigation and other legal proceedings,

•	our ability, where appropriate, to enter into and maintain provider arrangements with payors and the terms of these arrangements, which may be further impacted by the increasing consolidation of health insurers and managed care companies,

•	changes in, or the failure to comply with, contract terms with payors and changes in reimbursement rates paid by federal or state healthcare programs or commercial payors,

•	any potential impairments in the carrying value of goodwill, other intangible assets, or other long-lived assets, or changes in the useful lives of other intangible assets,

•	changes in inpatient or outpatient Medicare and Medicaid payment levels,

•	the effects related to the continued implementation of the sequestration spending reductions and the potential for future deficit reduction legislation,

•	increases in the amount and risk of collectability of patient accounts receivable, including the impact of the implementation of ICD-10 and decreases in collectability which may result from, among other things, self-pay growth in states that have not expanded Medicaid and difficulties in recovering payments for which patients are responsible, including co-pays and deductibles,

•	the efforts of insurers, healthcare providers and others to contain healthcare costs, including the trend toward value-based purchasing,

•	our ongoing ability to demonstrate meaningful use of certified EHR technology and recognize income for the related Medicare or Medicaid incentive payments,

•	increases in wages as a result of inflation or competition for highly technical positions and rising supply and drug costs due to market pressure from pharmaceutical companies and new product releases,

•	liabilities and other claims asserted against us, including self-insured malpractice claims,

•	competition,

•	our ability to attract and retain, at reasonable employment costs, qualified personnel, key management, physicians, nurses and other healthcare workers,

•	trends toward treatment of patients in less acute or specialty healthcare settings, including ambulatory surgery centers or specialty hospitals,

•	changes in medical or other technology,

•	changes in U.S. GAAP,

•	the availability and terms of capital to fund additional acquisitions or replacement facilities or other capital expenditures,

•	our ability to successfully make acquisitions or complete divestitures, including the intended disposition of an additional ten hospitals and certain investments as referenced herein, our ability to complete any such acquisitions or divestitures on desired terms or at all, the timing of the completion of any such acquisitions or divestitures, and our ability to realize the intended benefits from any such acquisitions or divestitures,

•	our ability to successfully integrate any acquired hospitals, including those of HMA, or to recognize expected synergies from acquisitions,

•	the impact of the acquisition of HMA on third-party relationships,

•	the impact of seasonal severe weather conditions,

•	our ability to obtain adequate levels of general and professional liability insurance,

•	timeliness of reimbursement payments received under government programs,

•	effects related to outbreaks of infectious diseases,

•	the impact of the external, criminal cyber-attack suffered by us in the second quarter of 2014, including potential reputational damage, the outcome of our investigation and any potential governmental inquiries, the outcome of litigation filed against us in connection with this cyber-attack, the extent of remediation costs and additional operating or other expenses that we may continue to incur, and the impact of potential future cyber-attacks or security breaches,

•	the effects of the spin-off of QHC that was completed on April 29, 2016 on our business, including our ability to achieve the anticipated benefits of the spin-off,

•	changes to our intended use of the cash proceeds of the spin-off of QHC, and

•	the other risk factors set forth in our 2015 Form 10-K and our other public filings with the SEC.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate changes, primarily as a result of our Credit Facility which bears interest based on floating rates. In order to manage the volatility relating to the market risk, we entered into interest rate swap agreements described under the heading “Liquidity and Capital Resources” in Part I, Item 2. We utilize risk management procedures and controls in executing derivative financial instrument transactions. We do not execute transactions or hold derivative financial instruments for trading purposes. Derivative financial instruments related to interest rate sensitivity of debt obligations are used with the goal of mitigating a portion of the exposure when it is cost effective to do so. As of March 31, 2016, our approximately $3.5 billion notional amount of interest rate swap agreements outstanding represented approximately 43.5% of our variable rate debt.

A 1% change in interest rates on variable rate debt in excess of that amount covered by interest rate swaps would have resulted in interest expense fluctuating approximately $14 million and $17 million for the three months ended March 31, 2016 and 2015, respectively.

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

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2016 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we receive inquiries or subpoenas from state regulators, state Medicaid Fraud Control units, fiscal intermediaries, the Centers for Medicare and Medicaid Services, the Department of Justice and other government entities regarding various Medicare and Medicaid issues. In addition to the matters discussed below, we are currently responding to subpoenas and administrative demands concerning (a) certain cardiology procedures, medical records and policies at a New Mexico hospital, (b) a civil investigative demand concerning cardiology devices at a Pennsylvania hospital, (c) an inquiry regarding a sleep lab at a Louisiana hospital, (d) a subpoena regarding wound care services at one of our Florida hospitals (which appears to be related to the recently unsealed case styled U.S. ex rel. Van Raalte, v. Healogics, Inc.), (e) a subpoena concerning provider based billing status for hyperbaric oxygen therapy at one of our Tennessee hospitals, (f) a civil investigative demand concerning neonatal services at one of our Washington hospitals, (g) a subpoena concerning a physician relationship at one of our Texas hospitals and (h) a letter inquiring about a medical director for sub-acute services at our hospitals in Tucson, Arizona. In addition, we are subject to other claims and lawsuits arising in the ordinary course of our business. Based on current knowledge, management does not believe that loss contingencies arising from pending legal, regulatory and governmental matters, including the matters described herein, will have a material adverse effect on the consolidated financial position or liquidity of the Company. However, in light of the inherent uncertainties involved in pending legal, regulatory and governmental matters, some of which are beyond our control, and the very large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to our results of operations or cash flows for any particular reporting period. Settlements of suits involving Medicare and Medicaid issues routinely require both monetary payments as well as corporate integrity agreements. Additionally, qui tam or “whistleblower” actions initiated under the civil False Claims Act may be pending but placed under seal by the court to comply with the False Claims Act’s requirements for filing such suits. In September 2014, the Criminal Division of the United States Department of Justice, or DOJ, announced that all qui tam cases will be shared with their Division to determine if a parallel criminal investigation should be opened. The Criminal Division has also frequently stated an intention to pursue corporations in criminal prosecutions. From time to time, we detect issues of non-compliance with Federal healthcare laws pertaining to claims submission and reimbursement practices and/or financial relationships with physicians. We avail ourselves of various mechanisms to address potential overpayments arising out of these issues, including repayment of claims, rebilling of claims, and participation in voluntary disclosure protocols offered by the Centers for Medicare and Medicaid Services and the Office of the Inspector General. Participating in voluntary repayments and voluntary disclosure protocols can have the potential for significant settlement obligations or even enforcement action.

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

Community Health Systems, Inc. Legal Proceedings

Shareholder Litigation

Class Action Shareholder Federal Securities Cases. Three purported class action cases have been filed in the United States District Court for the Middle District of Tennessee; namely, Norfolk County Retirement System v. Community Health Systems, Inc., et al., filed May 9, 2011; De Zheng v. Community Health Systems, Inc., et al., filed May 12, 2011; and Minneapolis Firefighters Relief Association v. Community Health Systems, Inc., et al., filed June 21, 2011. All three seek class certification on behalf of purchasers of our common stock between July 27, 2006 and April 11, 2011 and allege that misleading statements resulted in artificially inflated prices for our common stock. In December 2011, the cases were consolidated for pretrial purposes and NYC Funds and its counsel were selected as lead plaintiffs/lead plaintiffs’ counsel. In lieu of ruling on our motion to dismiss, the court permitted the plaintiffs to file a first amended consolidated class action complaint which was filed on October 5, 2015. Our motion to dismiss was filed on November 4, 2015 and oral argument took place on April 11, 2016. Discovery is also continuing. We believe this consolidated matter is without merit and will vigorously defend this case.

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

Blue Island, Illinois – Patient Status. On October 9, 2015, our hospital in Blue Island, Illinois received a CID from the Office of the United States Attorney in Chicago, Illinois concerning allegations of upcoding observation and other outpatient services and improperly falsifying inpatient admission orders. The CID requests medical records and documentation concerning status change, from observation to inpatient. We are fully cooperating with this investigation. Because this matter related solely to assets that were transferred to QHC in the spin-off, QHC is responsible for future costs and liabilities related to this matter.

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

On July 28, 2015, a first amended complaint was filed by a relator in the matter of U.S. ex rel. Howard v. Taos Health Systems, Inc. d/b/a Holy Cross Hospital. Our affiliate Quorum Health Resources, also a defendant in this case, provides senior level management personnel under contract to the non-affiliated hospital. The action is pending in the United States District Court, State of New Mexico. Relator, who previously practiced emergency medicine at the hospital, alleges fraudulent billing for midlevel practitioners by the hospital and retaliation in his termination. The United States declined to intervene in this matter. This matter has been settled and dismissed.

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

Eliel Ntakirutimana, M.D. and Anesthesia Healthcare Partners of Laredo, P.A., Jose Berlioz, M.D. and Jose Berlioz, M.D., P.A. d/b/a Safari Pediatrics v. Laredo Texas Hospital Company, L.P. d/b/a Laredo Medical Center, CHS/Community Health Systems, Inc., Webb Hospital Corporation, Community Health Systems Professional Services Corporation, Community Health Systems, Inc., Abraham “Abe” Martinez, Argelia “Argie” Martinez, Michael Portacci, Wayne Smith, Timothy P. Adams, and Timothy Schmidt. On December 28, 2012, two physicians and each of their professional associations, who previously contracted as independent contractors with Laredo Medical Center under contracts that could be terminated without cause upon certain written notice, filed a first amended complaint. The first amended complaint alleged claims for breaches of contracts, unjust enrichment, violation of the Texas Theft Liability Act, negligence, breach of fiduciary duty, knowing participation in breach of fiduciary duty, defamation and business disparagement, R.I.C.O., economic duress/coercion, tortious interference with contracts or prospective business relations, conspiracy, respondent superior, actual and apparent authority, ratification, vice-principal liability, and joint enterprise liability. The first amended complaint, in part, alleges facts concerning payments made by Dr. Eliel Ntakirutimana to former Laredo Medical Center CEO, Abe Martinez, who is also a defendant in the suit. On October 23, 2013, an Order staying the case until further notice was entered. On April 13, 2016 the magistrate judge entered an Order lifting the stay and setting a scheduling conference for June 8, 2016.

Cyber Attack. As previously disclosed on a Current Report on Form 8-K filed by us on August 18, 2014, our computer network was the target of an external, criminal cyber-attack that we believe occurred between April and June, 2014. We and Mandiant (a FireEye Company), the forensic expert engaged by us in connection with this matter, believe the attacker was a foreign “Advanced Persistent Threat” group who used highly sophisticated malware and technology to attack our systems. The attacker was able to bypass our security measures and successfully copy and transfer outside the Company certain non-medical patient identification data (such as patient names, addresses, birthdates, telephone numbers and social security numbers), but not including patient credit card, medical or clinical information. We continue to work closely with federal law enforcement authorities in connection with their investigation and possible prosecution of those determined to be responsible for this attack. Mandiant has conducted a thorough investigation of this incident and continues to advise us regarding security and monitoring efforts. We are providing appropriate notification to affected patients and regulatory agencies as required by federal and state law. We are offering identity theft protection services to individuals affected by this attack.

We have incurred certain expenses to remediate and investigate this matter, and expect to continue to incur expenses of this nature in the foreseeable future. In addition, multiple purported class action lawsuits have been filed against us and certain subsidiaries. These lawsuits allege that sensitive information was unprotected and inadequately encrypted by us. The plaintiffs claim breach of contract and other theories of recovery, and are seeking damages, as well as restitution for any identity theft. On February 4, 2015, the United States Judicial Panel on Multidistrict Litigation ordered the transfer of the purported class actions pending outside of the District Court for the Northern District of Alabama to the District Court for the Northern District of Alabama for coordinated or consolidated pretrial proceedings. A consolidated complaint was filed and we filed a motion to dismiss on September 21, 2015, which was partially argued on February 10, 2016. In an oral ruling from the bench, the court greatly limited the potential class by ruling only plaintiffs with specific injury resulting from the breach had standing to sue. Further, on jurisdictional grounds, the court dismissed Community Health Systems, Inc. from all non-Tennessee based cases. Finally, the court set April 15, 2016 for further argument on whether the remaining plaintiffs have sufficiently stated a cause of action to continue their cases. On April 15, 2016 in an oral ruling from the bench, the court dismissed additional claims and following this oral ruling only eight of the forty plaintiffs remained with significant limitations imposed on their ability to assert claims for damages. At this time, we are unable to predict the outcome of this litigation or determine the potential impact, if any, that could result from this litigation, but we intend to vigorously defend these lawsuits. This matter may subject us to additional litigation, potential governmental inquiries, potential reputational damage, and additional remediation, operating and other expenses.

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

Management of Significant Legal Proceedings

In accordance with our governance documents, including our Governance Guidelines and the charter of the Audit and Compliance Committee, our management of significant legal proceedings is overseen by the independent members of the Board of Directors and, in particular, the Audit and Compliance Committee. The Audit and Compliance Committee is charged with oversight of compliance, regulatory and litigation matters, and enterprise risk management. Management has been instructed to refer all significant legal proceedings and allegations of financial statement fraud, error, or misstatement to the Audit and Compliance Committee for its oversight and evaluation. Consistent with New York Stock Exchange, NASDAQ and Sarbanes-Oxley independence requirements, the Audit and Compliance Committee is comprised entirely of individuals who are independent of our management, and all three members of the Audit and Compliance Committee are “audit committee financial experts” as defined in the Securities Exchange Act, as amended.

In addition, the Audit and Compliance Committee and the other independent members of the Board of Directors oversee the functions of the voluntary compliance program, including its auditing and monitoring functions and confidential disclosure program. In recent years, the voluntary compliance program has addressed the potential for a variety of billing errors that might be the subject of audits and payment denials by the CMS Recovery Audit Contractors’ permanent project, including MS-DRG coding, outpatient hospital and physician coding and billing, and medical necessity for services (including a focus on hospital stays of very short duration). Efforts by management, through the voluntary compliance program, to identify and limit risk from these government audits have included significant policy and guidance revisions, training and education, and auditing. The Board of Directors now oversees and reviews periodic reports of our compliance with the Corporate Integrity Agreement, or CIA, that we entered into with the United States Department of Health and Human Services Office of the Inspector General during 2014.

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

Item 1A. Risk Factors

There have been no material changes with regard to the risk factors previously disclosed in our most recent annual report in the 2015 Form 10-K.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

The following table contains information about our purchases of common stock during the three months ended March 31, 2016.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(b)
January 1, 2016 -
January 31, 2016	1,091	$26.53	-	9,467,812
February 1, 2016 -
February 29, 2016	69,407	15.12	-	9,467,812
March 1, 2016 -
March 31, 2016	287,464	15.43	-	9,467,812

Total	357,962	$15.40	-	9,467,812

(a)	Includes 357,962 shares withheld by us to satisfy the payment of tax obligations related to the vesting of restricted stock awards.

(b)	On November 9, 2015, we announced the adoption of a new open market repurchase program for up to 10,000,000 shares of our common stock, not to exceed $300 million in repurchases. The new repurchase program will expire on the earlier of November 5, 2018, when the maximum number of shares has been repurchased, or when the maximum dollar amount has been expended. No shares were repurchased under this program during the three months ended March 31, 2016.

With the exception of a special cash dividend of $0.25 per share paid by us in December 2012, historically, we have not paid any cash dividends. Subject to certain exceptions, our Credit Facility limits the ability of our subsidiaries to pay dividends and make distributions to us, and limits our ability to pay dividends and/or repurchase stock, to an amount not to exceed $200 million in the aggregate plus an additional $25 million in any particular year plus the aggregate amount of proceeds from the exercise of stock options. The indentures governing our senior and senior secured notes also restrict our subsidiaries from, among other matters, paying dividends and making distributions to us, which thereby limits our ability to pay dividends and/or repurchase stock. As of March 31, 2016, under the most restrictive test under these agreements (and subject to certain exceptions), we have approximately $318 million remaining available with which to pay permitted dividends and/or repurchase shares of our stock or our senior and senior secured notes.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

No.		Description

2.1		Separation and Distribution Agreement, dated April 29, 2016, by and between Community Health Systems, Inc. and Quorum Health Corporation (incorporated by reference to Exhibit 2.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed April 29, 2016 (No. 001-15925))

2.2		Tax Matters Agreement, dated April 29, 2016, by and between Community Health Systems, Inc. and Quorum Health Corporation (incorporated by reference to Exhibit 2.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed April 29, 2016 (No. 001-15925))

2.3		Employee Matters Agreement, dated April 29, 2016, by and between Community Health Systems, Inc. and Quorum Health Corporation (incorporated by reference to Exhibit 2.3 to Community Health Systems, Inc.’s Current Report on Form 8-K filed April 29, 2016 (No. 001-15925))

4.1	*	Fourteenth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of March 31, 2016, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as successor Trustee

4.2	*	Eleventh Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of March 31, 2016, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee

4.3	*	Eleventh Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2018, dated as of March 31, 2016, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent

4.4	*	Eighth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2021, dated as of March 31, 2016, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent

4.5	*	Eighth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Notes due 2022, dated as of March 31, 2016, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee

10.1	*†	Form of Performance Based Restricted Stock Award Agreement (Most Highly Compensated Executive Officers) for Community Health Systems, Inc. 2009 Stock Option and Award Plan (for awards granted on or after March 1, 2016)

12	*	Computation of Ratio of Earnings to Fixed Charges

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase

101.LAB	*	XBRL Taxonomy Extension Label Linkbase

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith
†	Indicates a management contract or compensatory plan or arrangement

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
Kevin J. Hammons
Senior Vice President and Chief
Accounting Officer
(principal accounting officer)

Date: May 3, 2016

Index to Exhibits

No.		Description

2.1		Separation and Distribution Agreement, dated April 29, 2016, by and between Community Health Systems, Inc. and Quorum Health Corporation (incorporated by reference to Exhibit 2.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed April 29, 2016 (No. 001-15925))

2.2		Tax Matters Agreement, dated April 29, 2016, by and between Community Health Systems, Inc. and Quorum Health Corporation (incorporated by reference to Exhibit 2.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed April 29, 2016 (No. 001-15925))

2.3		Employee Matters Agreement, dated April 29, 2016, by and between Community Health Systems, Inc. and Quorum Health Corporation (incorporated by reference to Exhibit 2.3 to Community Health Systems, Inc.’s Current Report on Form 8-K filed April 29, 2016 (No. 001-15925))

4.1	*	Fourteenth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of March 31, 2016, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as successor Trustee

4.2	*	Eleventh Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of March 31, 2016, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee

4.3	*	Eleventh Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2018, dated as of March 31, 2016, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent

4.4	*	Eighth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2021, dated as of March 31, 2016, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent

4.5	*	Eighth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Notes due 2022, dated as of March 31, 2016, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee

10.1	*†	Form of Performance Based Restricted Stock Award Agreement (Most Highly Compensated Executive Officers) for Community Health Systems, Inc. 2009 Stock Option and Award Plan (for awards granted on or after March 1, 2016)

12	*	Computation of Ratio of Earnings to Fixed Charges

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase

101.LAB	*	XBRL Taxonomy Extension Label Linkbase

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith
†	Indicates a management contract or compensatory plan or arrangement