Form 10-Q
period 2016-06-30
COMMUNITY HEALTH SYSTEMS INC
filed 2016-08-03
CIK 1108109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 28, 2016, there were outstanding 113,636,956 shares of the Registrant’s Common Stock, $0.01 par value.

Community Health Systems, Inc.

Form 10-Q

For the Three and Six Months Ended June 30, 2016

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME

(In millions, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Operating revenues (net of contractual allowances and discounts)	$5,290	$5,614	$11,044	$11,260
Provision for bad debts	700	732	1,455	1,467

Net operating revenues	4,590	4,882	9,589	9,793

Operating costs and expenses:
Salaries and benefits	2,154	2,217	4,470	4,474
Supplies	759	750	1,559	1,512
Other operating expenses	1,056	1,125	2,229	2,225
Government settlement and related costs	-	(6)	1	1
Electronic health records incentive reimbursement	(31)	(55)	(49)	(81)
Rent	112	113	231	229
Depreciation and amortization	276	291	574	587
Impairment of goodwill and long-lived assets	1,639	6	1,656	6

Total operating costs and expenses	5,965	4,441	10,671	8,953

(Loss) income from operations	(1,375)	441	(1,082)	840
Interest expense, net	246	239	496	481
Loss from early extinguishment of debt	30	9	30	16
Gain on sale of investments in unconsolidated affiliates	(94)	-	(94)	-
Equity in earnings of unconsolidated affiliates	(14)	(21)	(34)	(39)

(Loss) income from continuing operations before income taxes	(1,543)	214	(1,480)	382
(Benefit from) provision for income taxes	(138)	74	(112)	130

(Loss) income from continuing operations	(1,405)	140	(1,368)	252

Discontinued operations, net of taxes:
Loss from operations of entities sold or held for sale	(1)	(6)	(2)	(17)
Impairment of hospitals sold or held for sale	-	-	(1)	(2)
Loss on sale, net	-	-	-	(1)

Loss from discontinued operations, net of taxes	(1)	(6)	(3)	(20)

Net (loss) income	(1,406)	134	(1,371)	232
Less: Net income attributable to noncontrolling interests	26	23	50	43

Net (loss) income attributable to Community Health Systems, Inc. stockholders	$(1,432)	$111	$(1,421)	$189

Basic (loss) earnings per share attributable to Community Health Systems, Inc. common stockholders:
Continuing operations	$(12.90)	$1.02	$(12.82)	$1.82
Discontinued operations	(0.01)	(0.06)	(0.03)	(0.17)

Net (loss) income	$(12.91)	$0.96	$(12.85)	$1.65

Diluted (loss) earnings per share attributable to Community Health Systems, Inc. common stockholders(1):
Continuing operations	$(12.90)	$1.01	$(12.82)	$1.80
Discontinued operations	(0.01)	(0.06)	(0.03)	(0.17)

Net (loss) income	$(12.91)	$0.95	$(12.85)	$1.64

Weighted-average number of shares outstanding:
Basic	110,879,285	115,194,899	110,563,576	114,809,386

Diluted	110,879,285	116,100,417	110,563,576	115,580,887

(1) Total per share amounts may not add due to rounding.

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In millions)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Net (loss) income	$(1,406)	$134	$(1,371)	$232
Other comprehensive (loss) income, net of income taxes:
Net change in fair value of interest rate swaps, net of tax	(2)	8	(21)	(1)
Net change in fair value of available-for-sale securities, net of tax	(3)	(2)	(1)	(1)
Amortization and recognition of unrecognized pension cost components, net of tax	2	-	3	1

Other comprehensive (loss) income	(3)	6	(19)	(1)

Comprehensive (loss) income	(1,409)	140	(1,390)	231
Less: Comprehensive income attributable to noncontrolling interests	26	23	50	43

Comprehensive (loss) income attributable to Community Health Systems, Inc. stockholders	$(1,435)	$117	$(1,440)	$188

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$461	$184
Patient accounts receivable, net of allowance for doubtful accounts of $3,732 and $4,110 at June 30, 2016 and December 31, 2015, respectively	3,179	3,611
Supplies	527	580
Prepaid income taxes	33	27
Prepaid expenses and taxes	217	197
Other current assets (including assets of hospitals held for sale of $5 and $17 at June 30, 2016 and December 31, 2015, respectively)	425	567

Total current assets	4,842	5,166

Property and equipment	13,364	14,906
Less accumulated depreciation and amortization	(4,409)	(4,794)

Property and equipment, net	8,955	10,112

Goodwill	6,926	8,965

Other assets, net (including assets of hospitals held for sale of $26 and $41 at June 30, 2016 and December 31, 2015, respectively)	1,709	2,352

Total assets	$22,432	$26,595

LIABILITIES AND EQUITY

Current liabilities:
Current maturities of long-term debt	$253	$229
Accounts payable	979	1,258
Accrued interest	208	227
Accrued liabilities (including liabilities of hospitals held for sale of $3 and $6 at June 30, 2016 and December 31, 2015, respectively)	1,288	1,358

Total current liabilities	2,728	3,072

Long-term debt	15,110	16,556

Deferred income taxes	388	593

Other long-term liabilities	1,658	1,698

Total liabilities	19,884	21,919

Redeemable noncontrolling interests in equity of consolidated subsidiaries	546	571

EQUITY
Community Health Systems, Inc. stockholders’ equity:
Preferred stock, $.01 par value per share, 100,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value per share, 300,000,000 shares authorized; 113,643,956 shares issued and outstanding at June 30, 2016, and 113,732,933 shares issued and 112,757,384 shares outstanding at December 31, 2015	1	1
Additional paid-in capital	1,965	1,963
Treasury stock, at cost, no shares at June 30, 2016 and 975,549 shares at December 31, 2015	-	(7)
Accumulated other comprehensive loss	(90)	(73)
Retained earnings	19	2,135

Total Community Health Systems, Inc. stockholders’ equity	1,895	4,019
Noncontrolling interests in equity of consolidated subsidiaries	107	86

Total equity	2,002	4,105

Total liabilities and equity	$22,432	$26,595

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net (loss) income	$(1,371)	$232
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	574	588
Government settlement and related costs	1	1
Stock-based compensation expense	26	30
Loss on sale, net	-	1
Impairment of hospitals sold or held for sale	1	2
Impairment of goodwill and long-lived assets	1,656	6
Loss from early extinguishment of debt	30	16
Gain on sale of investments in unconsolidated affiliates	(94)	-
Other non-cash expenses, net	22	(1)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Patient accounts receivable	(40)	(88)
Supplies, prepaid expenses and other current assets	31	(30)
Accounts payable, accrued liabilities and income taxes	(212)	(238)
Other	8	(15)

Net cash provided by operating activities	632	504

Cash flows from investing activities:
Acquisitions of facilities and other related equipment	(114)	(27)
Purchases of property and equipment	(407)	(474)
Proceeds from disposition of hospitals and other ancillary operations	12	62
Proceeds from sale of property and equipment	7	11
Purchases of available-for-sale securities	(63)	(90)
Proceeds from sales of available-for-sale securities	233	86
Proceeds from sale of investments in unconsolidated affiliates	403	-
Distribution from Quorum Health Corporation	1,219	-
Increase in other investments	(113)	(80)

Net cash provided by (used in) investing activities	1,177	(512)

Cash flows from financing activities:
Proceeds from exercise of stock options	-	22
Repurchase of restricted stock shares for payroll tax withholding requirements	(5)	(20)
Deferred financing costs and other debt-related costs	(22)	(30)
Redemption of noncontrolling investments in joint ventures	(16)	(14)
Distributions to noncontrolling investors in joint ventures	(47)	(48)
Borrowings under credit agreements	2,806	2,385
Proceeds from receivables facility	31	91
Repayments of long-term indebtedness	(4,279)	(2,522)

Net cash used in financing activities	(1,532)	(136)

Net change in cash and cash equivalents	277	(144)
Cash and cash equivalents at beginning of period	184	509

Cash and cash equivalents at end of period	$461	$365

Supplemental disclosure of cash flow information:
Interest payments	$(489)	$(459)

Income tax payments, net	$(4)	$(9)

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The unaudited condensed consolidated financial statements of Community Health Systems, Inc. (the “Parent” or “Parent Company”) and its subsidiaries (the “Company”) as of June 30, 2016 and December 31, 2015 and for the three-month and six-month periods ended June 30, 2016 and 2015, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. All intercompany transactions and balances have been eliminated. The results of operations for the three and six months ended June 30, 2016, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2016. Certain information and disclosures normally included in the notes to condensed consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission (the “SEC”). The Company believes the disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2015, contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 17, 2016 (“2015 Form 10-K”).

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

Throughout these notes to the condensed consolidated financial statements, Community Health Systems, Inc., and its consolidated subsidiaries are referred to on a collective basis as the “Company.” This drafting style is not meant to indicate that the publicly traded Parent or any particular subsidiary of the Parent owns or operates any asset, business, or property. The hospitals, operations and businesses described in this filing are owned and operated by distinct and indirect subsidiaries of Community Health Systems, Inc.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Operating revenues, net of contractual allowances and discounts (but before the provision for bad debts), recognized during the three and six months ended June 30, 2016 and 2015, were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Medicare	$1,265	$1,383	$2,696	$2,782
Medicaid	553	616	1,145	1,202
Managed Care and other third-party payors	2,816	2,947	5,839	5,892
Self-pay	656	668	1,364	1,384

Total	$5,290	$5,614	$11,044	$11,260

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

The Company recognized approximately $31 million and $55 million for the three months ended June 30, 2016 and 2015, respectively, and $49 million and $81 million for the six months ended June 30, 2016 and 2015, respectively, of incentive reimbursement for HITECH incentives from Medicare and Medicaid related to certain of the Company’s hospitals and for certain of the Company’s employed physicians that have demonstrated meaningful use of certified EHR technology or have completed attestations to their adoption or implementation of certified EHR technology. These incentive reimbursements are presented as a reduction of operating costs and expenses on the condensed consolidated statements of income. The Company received cash related to the incentive reimbursement for HITECH incentives of approximately $18 million and $10 million for the three months ended June 30, 2016 and 2015, respectively, and $102 million and $65 million for the six months ended June 30, 2016 and 2015, respectively. The Company recorded $4 million and $21 million as deferred revenue in connection with the receipt of these payments at June 30, 2016 and 2015, respectively, as all criteria for gain recognition had not been met.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Accounting for the Impairment or Disposal of Long-Lived Assets. During the three months ended June 30, 2016, the Company recorded a non-cash impairment charge of approximately $239 million, which included a charge of approximately $169 million to reduce the value of long-lived assets at certain hospitals that the Company is currently marketing for sale and a charge of approximately $70 million related to the write-down of long-lived assets to their estimated fair value for certain underperforming hospitals. This estimate of fair value and resulting impairment charge was performed in conjunction with the goodwill impairment evaluation discussed in Note 8 and in connection with the preparation of the Company’s financial statements included in this Quarterly Report on Form 10-Q, and was identified for those hospitals that have experienced declining operating results with lower than previously expected projected net cash flows, or have carrying values that exceed the estimate of future cash flows generated from the expected sale of those assets.

New Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, which outlines a single comprehensive model for recognizing revenue and supersedes most existing revenue recognition guidance, including guidance specific to the healthcare industry. This ASU provides companies the option of applying a full or modified retrospective approach upon adoption. This ASU is effective for fiscal years beginning after December 15, 2017, with early adoption permitted for annual periods beginning after December 15, 2016. The Company expects to adopt this ASU on January 1, 2018 and is currently evaluating its plan for adoption and the impact on its revenue recognition policies, procedures and control framework and the resulting impact on its consolidated financial position, results of operations and cash flows.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

In March 2016, the FASB issued ASU 2016-09, which was issued to simplify some of the accounting guidance for share-based compensation. Among the areas impacted by the amendments in this ASU is the accounting for income taxes related to share-based payments, accounting for forfeitures, classification of awards as equity or liabilities, and classification on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company expects to adopt this ASU on January 1, 2017. Management is currently evaluating the impact that the adoption of this ASU will have on its consolidated financial position, results of operations and cash flows.

2.  ACCOUNTING FOR STOCK-BASED COMPENSATION

Stock-based compensation awards have been granted under the Community Health Systems, Inc. Amended and Restated 2000 Stock Option and Award Plan, amended and restated as of March 20, 2013 (the “2000 Plan”), and the Community Health Systems, Inc. Amended and Restated 2009 Stock Option and Award Plan, which was amended and restated as of March 16, 2016 and approved by the Company’s stockholders at the annual meeting of stockholders held on May 17, 2016 (the “2009 Plan”).

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

The 2009 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the IRC and for the grant of stock options which do not so qualify, stock appreciation rights, restricted stock, restricted stock units, performance-based shares or units and other share awards. Persons eligible to receive grants under the 2009 Plan include the Company’s directors, officers, employees and consultants. To date, all options granted under the 2009 Plan have been “nonqualified” stock options for tax purposes. Generally, vesting of these granted options occurs in one-third increments on each of the first three anniversaries of the award date. Options granted in 2011 or later have a 10-year contractual term. The amendment and restatement of the 2009 Plan, as approved by the Company’s stockholders at the 2016 Annual Meeting, increased the number of shares of common stock available for grant under the 2009 Plan by an additional 5,000,000 shares. As of June 30, 2016, 6,309,733 shares of unissued common stock were reserved for future grants under the 2009 Plan.

The exercise price of all options granted under the 2000 Plan and the 2009 Plan has been equal to the fair value of the Company’s common stock on the option grant date.

The following table reflects the impact of total compensation expense related to stock-based equity plans on the reported operating results for the respective periods (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Effect on (loss) income from continuing operations before income taxes	$(12)	$(15)	$(26)	$(30)

Effect on net (loss) income	$(7)	$(9)	$(15)	$(17)

At June 30, 2016, $51 million of unrecognized stock-based compensation expense related to outstanding unvested restricted stock and restricted stock units (the terms of which are summarized below) was expected to be recognized over a weighted-average period of 21 months. There is no expense to be recognized related to stock options. There were no modifications to awards during the three or six months ended June 30, 2016 and 2015, other than those required by the Employee Matters Agreement (“EMA”) entered into as part of the spinoff of Quorum Health Corporation (“QHC”), as further discussed below.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Options outstanding and exercisable under the 2000 Plan and the 2009 Plan as of June 30, 2016, and changes during each of the three-month periods following December 31, 2015, were as follows (in millions, except share and per share data):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value as of June 30, 2016
Outstanding at December 31, 2015	1,232,158	$31.65
Granted	-	-
Exercised	-	-
Forfeited and cancelled	(9,334)	29.85

Outstanding at March 31, 2016	1,222,824	31.66
Granted	-	-
Exercised	-	-
Forfeited and cancelled	(21,668)	22.23

Outstanding at June 30, 2016	1,201,156	28.13	3.5 years	$-

Exercisable at June 30, 2016	1,201,156	$28.13	3.5 years	$-

The weighted-average exercise prices in the table above for periods prior to the April 29, 2016 spin-off of QHC reflect the historical prices at those dates. No stock options were granted during the three or six months ended June 30, 2016 and 2015. The aggregate intrinsic value (calculated as the number of in-the-money stock options multiplied by the difference between the Company’s closing stock price on the last trading day of the reporting period ($12.05) and the exercise price of the respective stock options) in the table above represents the amount that would have been received by the option holders had all option holders exercised their options on June 30, 2016. This amount changes based on the market value of the Company’s common stock. The aggregate intrinsic value of options exercised during the three months and six months ended June 30, 2015 was $2 million and $7 million, respectively. There were no options exercised during the three or six-month periods ended June 30, 2016. The aggregate intrinsic value of options vested and expected to vest approximates that of the outstanding options.

In accordance with the terms of the EMA, on April 29, 2016, the exercise prices of all stock options outstanding as of that date were modified to reflect the reduction in the Company’s stock price that occurred as a result of the distribution of QHC to the Company’s stockholders in order to maintain a consistent intrinsic value before and following the QHC distribution. There were no other modifications to the term or number of the outstanding options. The Company evaluated the fair value of the stock options immediately before and after the exercise price modification, and concluded that no incremental stock compensation expense should be recorded.

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

On April 29, 2016, the Company cancelled 106,005 restricted stock awards from the March 1, 2016 grant that were held by former employees whose employment with the Company was terminated and who are now part of the new management team at QHC. This cancellation did not include the issuance of replacement awards by the Company. As a result, the Company recorded approximately $2 million of compensation expense related to the unrecognized stock compensation expense for those awards at the cancellation date. This expense is recorded as part of the costs related to the spin-off of QHC presented in other operating expenses on the accompanying condensed consolidated statement of income for the three and six months ended June 30, 2016.

Restricted stock outstanding under the 2000 Plan and the 2009 Plan as of June 30, 2016, and changes during each of the three-month periods following December 31, 2015, were as follows (in millions, except share and per share data):

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2015	2,845,579	$44.18
Granted	1,340,000	15.48
Vested	(1,301,337)	43.36
Forfeited	(4,667)	43.05

Unvested at March 31, 2016	2,879,575	31.20
Granted	11,000	13.94
Vested	(11,332)	39.23
Forfeited	(120,006)	17.19

Unvested at June 30, 2016	2,759,237	31.71

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

In connection with the spin-off of QHC, holders of outstanding RSUs were credited with a total of 22,021 incremental RSUs at a ratio calculated to maintain a consistent intrinsic value before and following the QHC distribution. There were no other changes to the awards and the new RSUs will vest in accordance with the initial vesting period of the corresponding original award.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

RSUs outstanding under the 2000 Plan and the 2009 Plan as of June 30, 2016, and changes during each of the three-month periods following December 31, 2015, were as follows (in millions, except share and per share data):

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2015	42,678	$44.59
Granted	77,119	15.43
Vested	(21,432)	43.60
Forfeited	-	-

Unvested at March 31, 2016	98,365	21.95
Granted	22,021	22.06
Vested	-	-
Forfeited	-	-

Unvested at June 30, 2016	120,386	22.06

3. COST OF REVENUE

Substantially all of the Company’s operating costs and expenses are “cost of revenue” items. Operating costs that could be classified as general and administrative by the Company would include the Company’s corporate office costs at its Franklin, Tennessee office, which were $44 million and $47 million for the three months ended June 30, 2016 and 2015, respectively, and $104 million and $124 million for the six months ended June 30, 2016 and 2015, respectively. Included in these corporate office costs is stock-based compensation of $12 million and $15 million for the three months ended June 30, 2016 and 2015, respectively, and $26 million and $30 million for the six months ended June 30, 2016 and 2015, respectively.

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

Excluding acquisition and integration expenses related to the 2014 acquisition of HMA, approximately $1 million and $2 million of acquisition costs related to prospective and closed acquisitions were expensed during the three months ended June 30, 2016 and 2015, respectively, and approximately $3 million and $5 million during the six months ended June 30, 2016 and 2015, respectively, are included in other operating expenses on the condensed consolidated statements of income. Approximately $1 million of acquisition and related integration expense related to the HMA acquisition were recognized during the six months ended June 30, 2015.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

On April 1, 2016, one or more subsidiaries of the Company completed the acquisition of an 80% interest in Physicians’ Specialty Hospital (20 licensed beds), a Medicare-certified specialty surgical hospital in Fayetteville, Arkansas. The total cash consideration paid for the 80% ownership interest in this joint venture was approximately $12 million, with additional consideration of $2 million assumed in liabilities, for a total consideration of $14 million. The value of the noncontrolling interest at acquisition was $3 million. Based upon the Company’s preliminary purchase price allocation relating to this acquisition as of June 30, 2016, approximately $12 million of goodwill has been recorded. The preliminary allocation of the purchase price has been determined by the Company based on available information and is subject to settling amounts related to purchased working capital and final appraisals of tangible and intangible assets. Adjustments to the purchase price allocation are not expected to be material.

On March 1, 2016, one or more subsidiaries of the Company completed the acquisition of an 80% ownership interest in a joint venture entity with Indiana University Health that includes substantially all of the assets of IU Health La Porte Hospital in La Porte, Indiana (227 licensed beds) and IU Health Starke Hospital in Knox, Indiana (50 licensed beds), and affiliated outpatient centers and physician practices. The total cash consideration paid for the 80% ownership interest in this joint venture was approximately $96 million with additional consideration of $8 million assumed in liabilities, for a total consideration of $104 million. The value of the noncontrolling interest at acquisition was $24 million. Based upon the Company’s preliminary purchase price allocation relating to this acquisition as of June 30, 2016, approximately $50 million of goodwill has been recorded. The preliminary allocation of the purchase price has been determined by the Company based on available information and is subject to settling amounts related to purchased working capital and final appraisals of tangible and intangible assets. Adjustments to the purchase price allocation are not expected to be material.

Other Acquisitions

During the six months ended June 30, 2016, one or more subsidiaries of the Company paid approximately $6 million to acquire the operating assets and related businesses of certain physician practices, clinics and other ancillary businesses that operate within the communities served by the Company’s affiliated hospitals. In connection with these acquisitions, during the six months ended June 30, 2016, the Company allocated approximately $4 million of the consideration paid to property and equipment and net working capital and the remainder, approximately $8 million consisting of intangible assets that do not qualify for separate recognition, to goodwill. The value of the noncontrolling interest recorded in these acquisitions was $6 million.

Divestitures

In April 2014, FASB issued ASU 2014-08, which changes the requirements for reporting discontinued operations. A discontinued operation continues to include a component of an entity or a group of components of an entity, or a business activity. However, in a shift reflecting stakeholder concerns that too many disposals of small groups of assets that were recurring in nature qualified for reporting as discontinued operations, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. A business or nonprofit activity that, on acquisition, meets the criteria to be classified as held for sale will still be a discontinued operation. Additional disclosures are required for significant components of the entity that are disposed of or are held for sale but do not qualify as discontinued operations. This ASU is to be applied on a prospective basis for disposals or components initially classified as held for sale after adoption. The Company adopted this ASU on January 1, 2015 and the adoption resulted in the following divestitures occurring subsequent to the date of adoption being included in continuing operations for the three and six months ended June 30, 2016 and 2015 (the impact of the adoption of ASU 2014-08 in relation to the hospitals and other assets spun off to QHC are discussed in Note 6 below).

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

During the year ended December 31, 2014, the Company made the decision to sell and began actively marketing several smaller hospitals, which are classified as held for sale at June 30, 2016. In addition, HMA entered into a definitive agreement to sell Williamson Memorial Hospital (76 licensed beds) located in Williamson, West Virginia prior to the HMA merger, and the Company has continued the effort to divest this facility. In connection with management’s decision to sell these hospitals and the sale of the seven hospitals (excluding Payson) noted above during 2015, the Company has classified the results of operations of such hospitals as discontinued operations in the accompanying condensed consolidated statements of income, and classified these hospitals as held for sale in the accompanying condensed consolidated balance sheet.

Net operating revenues and loss from discontinued operations for the respective periods are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net operating revenues	$26	$17	$52	$73

Loss from operations of entities sold or held for sale before income taxes	(2)	(10)	(3)	(27)
Impairment of hospitals sold or held for sale	-	-	(2)	(2)
Loss on sale, net	-	-	-	(1)

Loss from discontinued operations, before taxes	(2)	(10)	(5)	(30)
Income tax benefit	(1)	(4)	(2)	(10)

Loss from discontinued operations, net of taxes	$(1)	$(6)	$(3)	$(20)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Interest expense was allocated to discontinued operations based on sale proceeds available for debt repayment.

Other Hospital Closures

During the three months ended March 31, 2016, the Company announced the planned closure of McNairy Regional Hospital in Selmer, Tennessee. The Company recorded an impairment charge of approximately $7 million during the three months ended March 31, 2016, to adjust the fair value of the supplies inventory and long-lived assets of this hospital, including property and equipment and capitalized software costs, based on their estimated fair value and future utilization. McNairy Regional Hospital closed on May 19, 2016.

6.   SPIN-OFF OF QUORUM HEALTH CORPORATION

On August 3, 2015, the Company announced a plan to spin off 38 hospitals and Quorum Health Resources, LLC into Quorum Health Corporation, an independent, publicly traded corporation. The transaction was structured to be generally tax free to the Company and its stockholders.

On April 29, 2016, the Company completed the spin-off of QHC and distributed, on a pro rata basis, all of the shares of QHC common stock to the Company’s stockholders of record as of April 22, 2016. These stockholders of record as of April 22, 2016 received a distribution of one share of QHC common stock for every four shares of Company common stock held as of the record date plus cash in lieu of any fractional shares. In recognition of the spin-off, the Company recorded a non-cash dividend of approximately $695 million during the three months ended June 30, 2016, representing the net assets of QHC distributed to the Company’s stockholders. Immediately following the completion of the spin-off, the Company’s stockholders owned 100% of the outstanding shares of QHC common stock. Following the spin-off, QHC became an independent public company with its common stock listed for trading under the symbol “QHC” on the New York Stock Exchange.

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

The results of operations for QHC through the date of the spin-off are presented in continuing operations in the condensed consolidated statement of income as the Company has determined that the spin-off of QHC does not meet the criteria as discontinued operations under ASU 2014-08.

Financial and statistical data reported in this Quarterly Report on Form 10-Q include QHC operating results through April 29, 2016 (other than same-store operating results and data, which exclude QHC operating results).

7.   INCOME TAXES

The total amount of unrecognized benefit that would affect the effective tax rate, if recognized, was approximately $5 million as of June 30, 2016. A total of approximately $3 million of interest and penalties is included in the amount of the liability for uncertain tax positions at June 30, 2016. It is the Company’s policy to recognize interest and penalties related to unrecognized benefits in its condensed consolidated statements of income as income tax expense.

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

The Company’s effective tax rates were 8.9% and 34.6% for the three months ended June 30, 2016 and 2015, respectively, and 7.6% and 34.0% for the six months ended June 30, 2016 and 2015, respectively. The decrease in the Company’s effective tax rate for the three and six months ended June 30, 2016, when compared to the three and six months ended June 30, 2015, was primarily due to the impairment of non-deductible goodwill and the nondeductible nature of certain costs incurred to complete the spin-off of QHC.

Cash paid for income taxes, net of refunds received, resulted in net cash paid of $4 million and $8 million during the three months ended June 30, 2016 and 2015, respectively, and net cash paid of $4 million and $9 million during the six months ended June 30, 2016 and 2015, respectively.

8.   GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2016 are as follows (in millions):

Balance as of December 31, 2015	$8,965
Goodwill acquired as part of acquisitions during current year	70
Goodwill allocated to QHC in the spin-off	(709)
Impairment of goodwill	(1,400)

Balance as of June 30, 2016	$6,926

Goodwill is allocated to each identified reporting unit, which is defined as an operating segment or one level below the operating segment (referred to as a component of the entity). Management has determined that the Company’s operating segments meet the criteria to be classified as reporting units. During the three months ended June 30, 2016, the Company allocated approximately $709 million of goodwill to the spin-off of QHC, including approximately $33 million of goodwill related to the former management services reporting unit and approximately $676 million of goodwill allocated from the hospital operations reporting unit based on a relative fair value calculation of the hospitals that were included in the QHC distribution. At June 30, 2016, after giving effect to the disposition of QHC and the $1.4 billion impairment charge discussed below, the hospital operations reporting unit and the home care agency operations reporting unit had approximately $6.9 billion and $47 million, respectively, of goodwill.

Goodwill is evaluated for impairment at the same time every year and when an event occurs or circumstances change that, more likely than not, reduce the fair value of the reporting unit below its carrying value. There is a two-step method for determining goodwill impairment. Step one is to compare the fair value of the reporting unit with the unit’s carrying amount, including goodwill. If this test indicates the fair value is less than the carrying value, then step two is required to compare the implied fair value of the reporting unit’s goodwill utilizing a hypothetical purchase price allocation with the carrying value of the reporting unit’s goodwill. The Company performed its last annual goodwill evaluation as of September 30, 2015. No impairment was indicated by this evaluation. The next annual goodwill evaluation will be performed as of September 30, 2016.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The Company estimates the fair value of the related reporting units using both a discounted cash flow model as well as a market multiple model. The cash flow forecasts are adjusted by an appropriate discount rate based on the Company’s estimate of a market participant’s weighted-average cost of capital. These models are both based on the Company’s best estimate of future revenues and operating costs and are reconciled to the Company’s consolidated market capitalization, with consideration of the amount a potential acquirer would be required to pay, in the form of a control premium, in order to gain sufficient ownership to set policies, direct operations and control management decisions.

During the three months ended June 30, 2016, in connection with the preparation of the Company’s financial statements included in this Quarterly Report on Form 10-Q, the Company identified certain indicators of impairment requiring an interim goodwill impairment evaluation. Those indicators were primarily the decline in the Company’s market capitalization and fair value of long-term debt during the three months ended June 30, 2016, as well as a decrease in the estimated future earnings of the Company compared to the Company’s most recent annual evaluation. The Company performed a calculation of fair value in step one of the impairment test at June 30, 2016, which indicated that the carrying value of its hospital operations reporting unit exceeded its fair value. An initial step two calculation has been performed to determine the implied value of goodwill in a hypothetical purchase price allocation. The Company recorded a non-cash impairment charge of $1.4 billion to goodwill at June 30, 2016 based on its current best estimate of fair value and resulting implied goodwill. As allowed by generally accepted accounting principles, this amount represents an estimate of the implied goodwill in the step two evaluation until that process can be finalized, which the Company expects to complete during the third quarter of 2016. Any increases or decreases in the fair value and resulting implied value of goodwill will be recorded when the evaluation is complete, and such changes could be material. Factors that could impact the final determination of fair value include a further decline in market capitalization, changes in the estimated fair values of the individual hospital assets and liabilities, or changes in projected future earnings and net cash flows.

In addition, as discussed in Note 1, in conjunction with the Company’s goodwill impairment analysis as set forth above, the Company recorded an impairment charge of approximately $239 million related to the write-down of long-lived assets to their estimated fair value for certain underperforming hospitals and certain of the hospitals that the Company is currently marketing for sale. These impairment charges for goodwill and long-lived assets do not have an impact on the calculation of the Company’s financial covenants under the Company’s Credit Facility.

The determination of fair value of the Company’s hospital operations reporting unit represents a Level 3 fair value measurement in the fair value hierarchy due to its use of internal projections and unobservable measurement inputs.

Intangible Assets

No intangible assets other than goodwill were acquired during the six months ended June 30, 2016. The gross carrying amount of the Company’s other intangible assets subject to amortization was $36 million at June 30, 2016 and $82 million at December 31, 2015 and the net carrying amount was $11 million at June 30, 2016 and $31 million at December 31, 2015. The carrying amount of the Company’s other intangible assets not subject to amortization was $106 million at June 30, 2016 and $121 million at December 31, 2015, respectively. Other intangible assets are included in other assets, net on the Company’s condensed consolidated balance sheets. Substantially all of the Company’s intangible assets are contract-based intangible assets related to operating licenses, management contracts, or non-compete agreements entered into in connection with prior acquisitions.

The weighted-average remaining amortization period for the intangible assets subject to amortization is approximately one year. There are no expected residual values related to these intangible assets. Amortization expense on these intangible assets was $3 million and $4 million during the three months ended June 30, 2016 and 2015, respectively, and $7 million during each of the six-month periods ended June 30, 2016 and 2015. Amortization expense on intangible assets is estimated to be $6 million for the remainder of 2016, $3 million in 2017 and $2 million in 2018. No amortization expense on intangible assets is estimated thereafter.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The gross carrying amount of capitalized software for internal use was approximately $1.4 billion and $1.5 billion at June 30, 2016 and December 31, 2015, respectively, and the net carrying amount considering accumulated amortization was approximately $643 million at June 30, 2016 and $771 million at December 31, 2015. The estimated amortization period for capitalized internal-use software is generally three years, except for capitalized costs related to significant system conversions, which is generally eight to ten years. There is no expected residual value for capitalized internal-use software. At June 30, 2016, there was approximately $44 million of capitalized costs for internal-use software that is currently in the development stage and will begin amortization once the software project is complete and ready for its intended use. Amortization expense on capitalized internal-use software was $50 million and $53 million during the three months ended June 30, 2016 and 2015, respectively, and $105 million and $106 million during the six months ended June 30, 2016 and 2015, respectively. Amortization expense on capitalized internal-use software is estimated to be $91 million for the remainder of 2016, $176 million in 2017, $113 million in 2018, $73 million in 2019, $60 million in 2020, $50 million in 2021 and $80 million thereafter.

9.  EARNINGS PER SHARE

The following table sets forth the components of the numerator and denominator for the computation of basic and diluted earnings per share for (loss) income from continuing operations, discontinued operations and net (loss) income attributable to Community Health Systems, Inc. common stockholders (in millions, except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
(Loss) Income from continuing operations, net of taxes	$(1,405)	$140	$(1,368)	$252
Less: Income from continuing operations attributable to noncontrolling interests, net of taxes	26	23	50	43

(Loss) Income from continuing operations attributable to Community Health Systems, Inc. common stockholders — basic and diluted	$(1,431)	$117	$(1,418)	$209

Loss from discontinued operations, net of taxes	$(1)	$(6)	$(3)	$(20)
Less: Loss from discontinued operations attributable to noncontrolling interests, net of taxes	-	-	-	-

Loss from discontinued operations attributable to Community Health Systems, Inc. common stockholders — basic and diluted	$(1)	$(6)	$(3)	$(20)

Denominator:
Weighted-average number of shares outstanding — basic	110,879,285	115,194,899	110,563,576	114,809,386
Effect of dilutive securities:
Restricted stock awards	-	441,351	-	311,236
Employee stock options	-	453,661	-	453,160
Other equity-based awards	-	10,506	-	7,105

Weighted-average number of shares outstanding — diluted	110,879,285	116,100,417	110,563,576	115,580,887

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The Company generated a loss from continuing operations attributable to Community Health Systems, Inc. common stockholders for the three and six months ended June 30, 2016, so the effect of dilutive securities is not considered because their effect would be antidilutive. If the Company had generated income from continuing operations during the three and six months ended June 30, 2016, the effect of restricted stock awards, employee stock options, and other equity-based awards on the diluted shares calculation would have been an increase in shares of 168,764 shares and 115,135 shares, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Dilutive securities outstanding not included in the computation of earnings per share because their effect is antidilutive:
Employee stock options and restricted stock awards	2,530,686	-	2,601,706	-

10.  STOCKHOLDERS’ EQUITY

Authorized capital shares of the Company include 400,000,000 shares of capital stock consisting of 300,000,000 shares of common stock and 100,000,000 shares of preferred stock. Each of the aforementioned classes of capital stock has a par value of $0.01 per share. Shares of preferred stock, none of which were outstanding as of June 30, 2016, may be issued in one or more series having such rights, preferences and other provisions as determined by the Board of Directors without approval by the holders of common stock.

On November 6, 2015, the Company adopted a new open market repurchase program for up to 10,000,000 shares of the Company’s common stock, not to exceed $300 million in repurchases. The repurchase program will expire on the earlier of November 5, 2018, when the maximum number of shares has been repurchased, or when the maximum dollar amount has been expended. During the year ended December 31, 2015, the Company repurchased and retired 532,188 shares at a weighted-average price of $27.31 per share, which is the cumulative number of shares repurchased and retired under this program. No shares were repurchased under this program during the six months ended June 30, 2016.

On December 10, 2014, the Company adopted an open market repurchase program for up to 5,000,000 shares of the Company’s common stock, not to exceed $150 million in repurchases. This repurchase program expired on December 1, 2015 after the Company repurchased and retired the maximum 5,000,000 shares during the three months ended December 31, 2015. No shares were repurchased under this program during the six months ended June 30, 2015.

The Company is a holding company which operates through its subsidiaries. The Company’s Credit Facility and the indentures governing the senior and senior secured notes contain various covenants under which the assets of the subsidiaries of the Company are subject to certain restrictions relating to, among other matters, dividends and distributions, as referenced in the paragraph below.

With the exception of a special cash dividend of $0.25 per share paid by the Company in December 2012, historically, the Company has not paid any cash dividends. Subject to certain exceptions, the Company’s Credit Facility limits the ability of the Company’s subsidiaries to pay dividends and make distributions to the Company, and limits the Company’s ability to pay dividends and/or repurchase stock, to an amount not to exceed $200 million in the aggregate plus an additional $25 million in any particular year plus the aggregate amount of proceeds from the exercise of stock options. The indentures governing the senior and senior secured notes also restrict the Company’s subsidiaries from, among other matters, paying dividends and making distributions to the Company, which thereby limits the Company’s ability to pay dividends and/or repurchase stock. The non-cash dividend of approximately $695 million recorded by the Company during the three months ended June 30, 2016 to reflect the distribution of the net assets of QHC was a permitted transaction under the Company’s Credit Facility. As of June 30, 2016, under the most restrictive test under these agreements (and subject to certain exceptions), the Company has approximately $318 million remaining available with which to pay permitted dividends and/or repurchase shares of stock or its senior and senior secured notes.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following schedule presents the reconciliation of the carrying amount of total equity, equity attributable to the Company, and equity attributable to the noncontrolling interests for the six-month period ended June 30, 2016 (in millions):

		Community Health Systems, Inc. Stockholders

	Redeemable Noncontrolling Interest	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total Stockholders’ Equity
Balance, December 31, 2015	$571	$1	$1,963	$(7)	$(73)	$2,135	$86	$4,105
Comprehensive income	37	-	-	-	(19)	(1,421)	13	(1,427)
Distributions to noncontrolling interests, net of contributions	(37)	-	-	-	-	-	(10)	(10)
Purchase of subsidiary shares from noncontrolling interests	(10)	-	(2)	-	-	-	(4)	(6)
Noncontrolling interests in acquired entity	-	-	-	-	-	-	32	32
Adjustment to redemption value of redeemable noncontrolling interests	(7)	-	7	-	-	-	-	7
Distribution of Quorum Health Corporation	(8)	-	-	-	2	(695)	(10)	(703)
Cancellation of treasury stock	-	-	(7)	7	-	-	-	-
Cancellation of restricted stock for tax withholdings on vested shares	-	-	(5)	-	-	-	-	(5)
Income tax payable increase from vesting of restricted shares	-	-	(17)	-	-	-	-	(17)
Share-based compensation	-	-	26	-	-	-	-	26

Balance, June 30, 2016	$546	$1	$1,965	$-	$(90)	$19	$107	$2,002

The following schedule discloses the effects of changes in the Company’s ownership interest in its less-than-wholly-owned subsidiaries on Community Health Systems, Inc. stockholders’ equity (in millions):

Six Months Ended June 30, 2016
Net loss attributable to Community Health Systems, Inc. stockholders	$(1,421)
Transfers to the noncontrolling interests:
Net decrease in Community Health Systems, Inc. paid-in capital for purchase of subsidiary partnership interests	(2)

Net transfers to the noncontrolling interests	(2)

Change to Community Health Systems, Inc. stockholders’ equity from net income attributable to Community Health Systems, Inc. stockholders and transfers to noncontrolling interests	$(1,423)

11.  EQUITY INVESTMENTS

As of June 30, 2016, the Company owned equity interests of 38.0% in three hospitals in Macon, Georgia, in which HCA Holdings, Inc. (“HCA”) owns the majority interest. On April 29, 2016, the Company sold its unconsolidated minority equity interests in Valley Health System, LLC, a joint venture with Universal Health Systems, Inc. (“UHS”) representing four hospitals in Las Vegas, Nevada, in which the Company owned a 27.5% interest, and in Summerlin Hospital Medical Center, LLC, a joint venture with UHS representing one hospital in Las Vegas, Nevada, in which the Company owned a 26.1% interest. The Company received $403 million in cash in return for the sale of its equity interests and, as a result, recognized a gain of approximately $94 million on the sale of investments in unconsolidated affiliates during the three months ended June 30, 2016.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Summarized combined financial information for these unconsolidated entities in the periods in which the Company owned these equity interests is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$176	$371	$592	$747
Operating costs and expenses	149	317	473	633
Income from continuing operations before taxes	27	54	119	114

The summarized financial information was derived from the financial information provided to the Company by those unconsolidated entities.

In March 2005, the Company began purchasing items, primarily medical supplies, medical equipment and pharmaceuticals, under an agreement with HealthTrust Purchasing Group, L.P. (“HealthTrust”), a group purchasing organization in which the Company is a noncontrolling partner. As of June 30, 2016, the Company had a 23.8% ownership interest in HealthTrust.

The Company’s investment in all of its unconsolidated affiliates was $141 million at June 30, 2016 and $479 million December 31, 2015, and is included in other assets, net in the accompanying condensed consolidated balance sheets. Included in the Company’s results of operations is the Company’s equity in pre-tax earnings from all of its investments in unconsolidated affiliates, which was $14 million and $21 million for the three months ended June 30, 2016 and 2015, respectively, and $34 million and $39 million for the six months ended June 30, 2016 and 2015, respectively.

12.  LONG-TERM DEBT

Long-term debt consists of the following (in millions):

	June 30, 2016	December 31, 2015
Credit Facility:
Term A Loan	$796	$844
Term F Loan	1,481	1,671
Term G Loan	1,563	1,568
Term H Loan	2,874	2,884
Revolving credit loans	(10)	147
8% Senior Notes due 2019	1,919	1,992
7 1⁄8% Senior Notes due 2020	1,187	1,186
5 1⁄8% Senior Secured Notes due 2018	697	1,587
5 1⁄8% Senior Secured Notes due 2021	970	967
6 7⁄8% Senior Notes due 2022	2,926	2,921
Receivables Facility	673	699
Capital lease obligations	191	227
Other	96	92

Total debt	15,363	16,785
Less current maturities	(253)	(229)

Total long-term debt	$15,110	$16,556

The amounts in the table above represent the outstanding principal balance for each debt issue at the respective balance sheet date, adjusted for the unamortized balance of deferred debt issuance costs and any debt premium or discount.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Credit Facility

The Company’s wholly-owned subsidiary, CHS, has senior secured financing under a credit facility with a syndicate of financial institutions led by Credit Suisse, as administrative agent and collateral agent. In connection with the HMA merger, the Company and CHS entered into a third amendment and restatement of its credit facility (the “Credit Facility”), providing for additional financing and recapitalization of certain of the Company’s term loans, including (i) the replacement of the revolving credit facility with a new $1.0 billion revolving facility maturing in 2019 (the “Revolving Facility”), (ii) the addition of a new $1.0 billion Term A facility due 2019 (the “Term A Facility”), (iii) a Term D facility in an aggregate principal amount equal to approximately $4.6 billion due 2021 (which included certain term C loans that were converted into such Term D facility (collectively, the “Term D Facility”)), (iv) the conversion of certain term C loans into Term E Loans and the borrowing of new Term E Loans in an aggregate principal amount of approximately $1.7 billion due 2017 and (v) the addition of flexibility commensurate with the Company’s post-acquisition structure. In addition to funding a portion of the consideration in connection with the HMA merger, some of the proceeds of the Term A Facility and Term D Facility were used to refinance the outstanding $637 million existing term A facility due 2016 and the $60 million of term B loans due 2014, respectively. The Revolving Facility includes a subfacility for letters of credit. On March 9, 2015, CHS entered into Amendment No. 1 and Incremental Term Loan Assumption Agreement to refinance the existing Term E Loans due 2017 into Term F Loans due 2018, in an original aggregated principal amount of $1.7 billion. On May 18, 2015, CHS entered into an Incremental Term Loan Assumption Agreement to provide for a new $1.6 billion incremental Term G facility due 2019 (the “Term G facility”) and a new approximately $2.9 billion incremental Term H facility due 2021 (the “Term H facility”). The proceeds of the Term G facility and Term H facility were used to repay the Company’s existing Term D facility in full. Pursuant to a special distribution paid by QHC to the Company as part of the series of transactions to complete the spin-off, the Company received approximately $1.2 billion in cash generated from the net proceeds of certain financing arrangements entered into by QHC as part of the separation. On April 29, 2016, using part of the cash generated from the QHC spin-off, the Company repaid approximately $190 million of its Term F Loans due 2018.

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

The Credit Facility contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the Company’s and its subsidiaries’ ability, subject to certain exceptions, to, among other things (1) declare dividends, make distributions or redeem or repurchase capital stock, (2) prepay, redeem or repurchase other debt, (3) incur liens or grant negative pledges, (4) make loans and investments and enter into acquisitions and joint ventures, (5) incur additional indebtedness or provide certain guarantees, (6) make capital expenditures, (7) engage in mergers, acquisitions and asset sales, (8) conduct transactions with affiliates, (9) alter the nature of the Company’s businesses, (10) grant certain guarantees with respect to physician practices, (11) engage in sale and leaseback transactions or (12) change the Company’s fiscal year. The Company is also required to comply with specified financial covenants (consisting of a maximum secured net leverage ratio and an interest coverage ratio) and various affirmative covenants. The Company was in compliance with all such covenants at June 30, 2016.

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

As of June 30, 2016, the availability for additional borrowings under the Credit Facility was approximately $1.0 billion pursuant to the Revolving Facility, of which $65 million was set aside for outstanding letters of credit. CHS has the ability to amend the Credit Facility to provide for one or more tranches of term loans or increases in the Revolving Facility in an aggregate principal amount of $1.5 billion, which CHS has not yet accessed. As of June 30, 2016, the weighted-average interest rate under the Credit Facility, excluding swaps, was 4.4%.

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

During the three months ended June 30, 2016, the Company repurchased approximately $75 million of aggregate principal amount outstanding of the 8% Senior Notes in open market transactions.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

On May 16, 2016, using part of the cash generated from the QHC spin-off, the Company completed a cash tender offer for $900 million aggregate principal amount outstanding of the 2018 Senior Secured Notes.

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

Receivables Facility

On March 21, 2012, through certain of its subsidiaries, CHS entered into an accounts receivable loan agreement (the “Receivables Facility”) with a group of lenders and banks, Credit Agricolé Corporate and Investment Bank, as a managing agent and as the administrative agent, and The Bank of Nova Scotia, as a managing agent. On March 7, 2013, CHS and certain of its subsidiaries amended the Receivables Facility to add an additional managing agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd., to increase the size of the facility from $300 million to $500 million and to extend the scheduled termination date. Additional subsidiaries also agreed to participate in the Receivables Facility as of that date. On March 31, 2014, CHS and certain of its subsidiaries amended the Receivables Facility to increase the size of the facility from $500 million to $700 million and to extend the scheduled termination date. Additional subsidiaries also agreed to participate in the Receivables Facility as of that date. On November 13, 2015, CHS and certain of its subsidiaries amended the Receivables Facility to extend the scheduled termination date and amend certain other provisions thereof. The existing and future non-self pay patient-related accounts receivable (the “Receivables”) for certain affiliated hospitals serve as collateral for the outstanding borrowings under the Receivables Facility. The interest rate on the borrowings is based on the commercial paper rate plus an applicable interest rate spread. Unless earlier terminated or subsequently extended pursuant to its terms, the Receivables Facility will expire on November 13, 2017, subject to customary termination events that could cause an early termination date. CHS maintains effective control over the Receivables because, pursuant to the terms of the Receivables Facility, the Receivables are sold from certain of CHS’ subsidiaries to CHS, and CHS then sells or contributes the Receivables to a special-purpose entity that is wholly-owned by CHS. The wholly-owned special-purpose entity in turn grants security interests in the Receivables in exchange for borrowings obtained from the group of third-party lenders and banks of up to $700 million outstanding from time to time based on the availability of eligible Receivables and other customary factors. The group of third-party lenders and banks do not have recourse to CHS or its subsidiaries beyond the assets of the wholly-owned special-purpose entity that collateralizes the loan. The Receivables and other assets of the wholly-owned special-purpose entity will be available first and foremost to satisfy the claims of the creditors of such entity. The outstanding borrowings pursuant to the Receivables Facility at June 30, 2016 totaled $673 million and are classified as long-term debt on the condensed consolidated balance sheet. At June 30, 2016, the carrying amount of Receivables included in the Receivables Facility totaled approximately $1.6 billion and is included in patient accounts receivable on the condensed consolidated balance sheet.

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

Loss from Early Extinguishment of Debt

The financing and repayment transactions discussed above resulted in a loss from the early extinguishment of debt of $30 million and $9 million for the three months ended June 30, 2016 and 2015, respectively, and an after-tax loss of $20 million and $6 million for the three months ended June 30, 2016 and 2015, respectively. Loss from the early extinguishment of debt was $30 million and $16 million for the six months ended June 30, 2016 and 2015, respectively, and an after-tax loss of $20 million and $10 million for the six months ended June 30, 2016 and 2015, respectively.

Other Debt

As of June 30, 2016, other debt consisted primarily of the mortgage obligation on the Company’s corporate headquarters and other obligations maturing in various installments through 2020.

To limit the effect of changes in interest rates on a portion of the Company’s long-term borrowings, the Company is a party to 15 separate interest swap agreements in effect at June 30, 2016, with an aggregate notional amount for currently effective swaps of $3.5 billion. On each of these swaps, the Company receives a variable rate of interest based on the three-month LIBOR in exchange for the payment of a fixed rate of interest. The Company currently pays, on a quarterly basis, interest on the Revolving Facility and the Term A Facility at a rate per annum equal to LIBOR plus 2.75%. Loans in respect of the Term F Facility accrue interest at a rate per annum equal to LIBOR plus 3.25%. The Term G Loan and Term H Loan accrue interest at a rate per annum equal to LIBOR plus 2.75% and 3.00%, in the case of LIBOR borrowings, respectively, and Alternate Base Rate plus 1.75% and 2.00%, respectively, in the case of Alternate Base Rate Borrowings. The Term G Loan and the Term H Loan are subject to a 1.00% LIBOR floor and a 2.00% Alternate Base Rate floor. See Note 13 for additional information regarding these swaps.

The Company paid interest of $182 million and $159 million on borrowings during the three months ended June 30, 2016 and 2015, respectively, and $489 million and $459 million on borrowings during the six months ended June 30, 2016 and 2015, respectively.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

13.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments has been estimated by the Company using available market information as of June 30, 2016 and December 31, 2015, and valuation methodologies considered appropriate. The estimates presented in the table below are not necessarily indicative of amounts the Company could realize in a current market exchange (in millions):

	June 30, 2016		December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$461	$461	$184	$184
Available-for-sale securities	99	99	271	271
Trading securities	69	69	61	61
Liabilities:
Contingent Value Right	1	1	2	2
Credit Facility	6,704	6,655	7,114	7,115
8% Senior Notes	1,919	1,883	1,992	2,018
7 1⁄8% Senior Notes	1,187	1,119	1,186	1,193
2018 Senior Secured Notes	697	713	1,587	1,610
2021 Senior Secured Notes	970	998	967	997
6 7⁄8% Senior Notes	2,926	2,623	2,921	2,858
Receivables Facility and other debt	769	769	791	791

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

The Company assesses the effectiveness of its hedge instruments on a quarterly basis. For the six months ended June 30, 2016 and 2015, the Company completed an assessment of the cash flow hedge instruments and determined the hedges to be highly effective. The Company has also determined that the ineffective portion of the hedges do not have a material effect on the Company’s consolidated financial position, operations or cash flows. The counterparties to the interest rate swap agreements expose the Company to credit risk in the event of nonperformance. However, at June 30, 2016, all of the swap agreements entered into by the Company were in a net liability position such that the Company would be required to make the net settlement payments to the counterparties; the Company does not anticipate nonperformance by those counterparties. The Company does not hold or issue derivative financial instruments for trading purposes.

Interest rate swaps consisted of the following at June 30, 2016:

Swap #	Notional Amount (in millions)	Fixed Interest Rate	Termination Date	Fair Value (in millions)
1	$300	3.447%	August 6, 2016	$1
2	100	3.401%	August 19, 2016	-
3	200	3.429%	August 19, 2016	1
4	200	3.500%	August 30, 2016	1
5	100	3.005%	November 30, 2016	1
6	200	2.055%	July 25, 2019	7
7	200	2.059%	July 25, 2019	7
8	400	1.882%	August 30, 2019	8
9	200	2.515%	August 30, 2019	8
10	200	2.613%	August 30, 2019	9
11	300	2.041%	August 30, 2020	8
12	300	2.738%	August 30, 2020	17
13	300	2.892%	August 30, 2020	18
14	300	2.363%	January 27, 2021	13
15	200	2.368%	January 27, 2021	9

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Assuming no change in June 30, 2016 interest rates, approximately $40 million of interest expense resulting from the spread between the fixed and floating rates defined in each interest rate swap agreement will be recognized during the next 12 months. If interest rate swaps do not remain highly effective as a cash flow hedge, the derivatives’ gains or losses resulting from the change in fair value reported through OCI will be reclassified into earnings.

The following tabular disclosure provides the amount of pre-tax (loss) gain recognized as a component of OCI during the three and six months ended June 30, 2016 and 2015 (in millions):

	Amount of Pre-Tax (Loss) Gain Recognized in OCI (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest rate swaps	$(18)	$3	$(62)	$(20)

The following tabular disclosure provides the location of the effective portion of the pre-tax loss reclassified from accumulated other comprehensive loss (“AOCL”) into interest expense on the condensed consolidated statements of income during the three and six months ended June 30, 2016 and 2015 (in millions):

Location of Loss Reclassified from	Amount of Pre-Tax Loss Reclassified from AOCL into Income
AOCL into Income (Effective Portion)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest expense, net	$16	$9	$30	$18

The fair values of derivative instruments in the condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015 were as follows (in millions):

	Asset Derivatives				Liability Derivatives
	June 30, 2016		December 31, 2015		June 30, 2016		December 31, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives	Other		Other		Other		Other
designated as hedging	assets, net	$ -	assets, net	$ -	long- term	$ 108	long- term	$ 76

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

In instances where the determination of the fair value hierarchy measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment of factors specific to the asset or liability. Transfers between levels within the fair value hierarchy are recognized by the Company on the date of the change in circumstances that requires such transfer. There were no transfers between levels during the six-month periods ending June 30, 2016 or June 30, 2015.

The following table sets forth, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 (in millions):

	June 30, 2016	Level 1	Level 2	Level 3
Available-for-sale securities	$99	$98	$1	$-
Trading securities	69	69	-	-

Total assets	$168	$167	$1	$-

Contingent Value Right (CVR)	$1	$1	$-	$-
CVR-related liability	260	-	-	260
Fair value of interest rate swap agreements	108	-	108	-

Total liabilities	$369	$1	$108	$260

	December 31, 2015	Level 1	Level 2	Level 3
Available-for-sale securities	$271	$155	$116	$-
Trading securities	61	61	-	-

Total assets	$332	$216	$116	$-

Contingent Value Right (CVR)	$2	$2	$-	$-
CVR-related liability	261	-	-	261
Fair value of interest rate swap agreements	76	-	76	-

Total liabilities	$339	$2	$76	$261

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

Contingent Value Right (CVR)

The CVR represents the estimate of the fair value for the contingent consideration paid to HMA shareholders as part of the HMA merger. The CVR is listed on the NASDAQ and the valuation at June 30, 2016 is based on the quoted trading price for the CVR on the last day of the period. Changes in the estimated fair value of the CVR are recorded through the condensed consolidated statement of income.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

CVR-related Liability

The CVR-related legal liability represents the Company’s estimate of fair value at June 30, 2016 of the liability associated with the legal matters assumed in the HMA merger, which are included in accrued liabilities in the accompanying condensed consolidated balance sheet. This liability did not include those matters previously accrued by HMA as a probable contingency, which were settled and paid during the year ended December 31, 2015. To develop the estimate of fair value, the Company engaged an independent third-party valuation firm to measure the liability. The valuation was made utilizing the Company’s estimates of future outcomes for each legal case and simulating future outcomes based on the timing, probability and distribution of several scenarios using a Monte Carlo simulation model. Other inputs were then utilized for discounting the liability to the measurement date. The HMA legal matters underlying this fair value estimate were evaluated by management to determine the likelihood and impact of each of the potential outcomes. Using that information, as well as the potential correlation and variability associated with each case, a fair value was determined for the estimated future cash outflows to conclude or settle the HMA legal matters included in the analysis, excluding legal fees (which are expensed as incurred). Because of the unobservable nature of the majority of the inputs used to value the liability, the Company has classified the fair value measurement as a Level 3 measurement in the fair value hierarchy.

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

The Company incorporates CVAs to appropriately reflect both its own nonperformance or credit risk and the respective counterparty’s nonperformance or credit risk in the fair value measurements. In adjusting the fair value of its interest rate swap agreements for the effect of nonperformance or credit risk, the Company has considered the impact of any netting features included in the agreements. The CVA on the Company’s interest rate swap agreements resulted in a decrease in the fair value of the related liability of $6 million and an after-tax adjustment of $4 million to OCI at June 30, 2016. The CVA on the Company’s interest rate swap agreements resulted in a decrease in the fair value of the related liability of $4 million and an after-tax adjustment of $2 million to OCI at December 31, 2015.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The distribution between reportable segments of the Company’s net operating revenues and (loss) income from continuing operations before income taxes is summarized in the following tables (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net operating revenues:
Hospital operations	$4,530	$4,830	$9,475	$9,687
Corporate and all other	60	52	114	106

Total	$4,590	$4,882	$9,589	$9,793

(Loss) income from continuing operations before income taxes:
Hospital operations	$(1,452)	$295	$(1,309)	$568
Corporate and all other	(91)	(81)	(171)	(186)

Total	$(1,543)	$214	$(1,480)	$382

16. OTHER COMPREHENSIVE INCOME

The following tables present information about items reclassified out of accumulated other comprehensive income (loss) by component for the three and six months ended June 30, 2016 and 2015 (in millions, net of tax):

	Change in Fair Value of Interest Rate Swaps	Change in Fair Value of Available for Sale Securities	Change in Unrecognized Pension Cost Components	Accumulated Other Comprehensive Income (Loss)
Balance as of March 31, 2016	$(67)	$3	$(25)	$(89)
Other comprehensive income
(loss) before reclassifications	(12)	(3)	-	(15)
Amounts reclassified from accumulated other comprehensive income (loss)	10	-	2	12

Net current-period other comprehensive (loss) income	(2)	(3)	2	(3)
AOCI distributed to QHC in spin-off	-	-	2	2

Balance as of June 30, 2016	$(69)	$-	$(21)	$(90)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

	Change in Fair Value of Interest Rate Swaps	Change in Fair Value of Available for Sale Securities	Change in Unrecognized Pension Cost Components	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2015	$(48)	$1	$(26)	$(73)
Other comprehensive loss before reclassifications	(40)	(1)	-	(41)
Amounts reclassified from accumulated other comprehensive income	19	-	3	22

Net current-period other comprehensive (loss) income	(21)	(1)	3	(19)
AOCI distributed to QHC in spin-off	-	-	2	2

Balance as of June 30, 2016	$(69)	$-	$(21)	$(90)

	Change in Fair Value of Interest Rate Swaps	Change in Fair Value of Available for Sale Securities	Change in Unrecognized Pension Cost Components	Accumulated Other Comprehensive Income (Loss)
Balance as of March 31, 2015	$(52)	$8	$(26)	$(70)
Other comprehensive income (loss) before reclassifications	2	(2)	-	-
Amounts reclassified from accumulated other comprehensive income	6	-	-	6

Net current-period other comprehensive income (loss)	8	(2)	-	6

Balance as of June 30, 2015	$(44)	$6	$(26)	$(64)

	Change in Fair Value of Interest Rate Swaps	Change in Fair Value of Available for Sale Securities	Change in Unrecognized Pension Cost Components	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2014	$(43)	$7	$(27)	$(63)
Other comprehensive loss before reclassifications	(13)	(1)	-	(14)
Amounts reclassified from accumulated other comprehensive income	12	-	1	13

Net current-period other comprehensive (loss) income	(1)	(1)	1	(1)

Balance as of June 30, 2015	$(44)	$6	$(26)	$(64)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following tables present a subtotal for each significant reclassification to net income out of AOCL and the line item affected in the accompanying condensed consolidated statement of income for the three and six months ended June 30, 2016 and 2015 (in millions):

	Amount reclassified from AOCL		Affected line item in the statement where net income is presented
Details about accumulated other comprehensive income (loss) components	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Gains and losses on cash flow hedges
Interest rate swaps	$(16)	$(30)	Interest expense, net
	6	11	Tax benefit

	$(10)	$(19)	Net of tax

Amortization of defined benefit pension items
Prior service costs	$-	$(1)	Salaries and benefits
Actuarial losses	(2)	(3)	Salaries and benefits

	(2)	(4)	Total before tax
	-	1	Tax benefit

	$(2)	$(3)	Net of tax

	Amount reclassified from AOCL		Affected line item in the statement where net income is presented
Details about accumulated other comprehensive income (loss) components	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Gains and losses on cash flow hedges
Interest rate swaps	$(9)	$(18)	Interest expense, net
	3	6	Tax benefit

	$(6)	$(12)	Net of tax

Amortization of defined benefit pension items
Prior service costs	$-	$(1)	Salaries and benefits
Actuarial losses	(1)	(1)	Salaries and benefits

	(1)	(2)	Total before tax
	1	1	Tax benefit

	$-	$(1)	Net of tax

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

In connection with the spin-off of QHC, the Company agreed to indemnify QHC for certain liabilities relating to outcomes or events occurring prior to April 29, 2016, the closing date of the spin-off, including (i) certain claims and proceedings that were known to be outstanding at or prior to the consummation of the spin-off and involved multiple facilities and (ii) certain claims, proceedings and investigations by governmental authorities or private plaintiffs related to activities occurring at or related to QHC’s healthcare facilities prior to the closing date of the spin-off, but only to the extent, in the case of clause (ii), that such claims are covered by insurance policies maintained by the Company, including professional liability and employer practices. In this regard, the Company continues to be responsible for HMA Legal Matters (as defined below) covered by the CVR agreement that relate to QHC’s business, and any amounts payable by the Company in connection therewith will continue to reduce the amount payable by the Company in respect of the CVRs. Notwithstanding the foregoing, the Company is not required to indemnify QHC in respect of any claims or proceedings arising out of or related to the business operations of Quorum Health Resources, LLC at any time or QHC’s compliance with the corporate integrity agreement. Subsequent to the spin-off of QHC, the Office of the Inspector General provided the Company with written assurance that it would look solely at QHC for compliance for its facilities under the Company’s Corporate Integrity Agreement; however, the Office of the Inspector General declined to enter into a separate corporate integrity agreement with QHC.

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

The CVRs do not have a finite payment date. Any payments the Company makes under the CVR agreement will be payable within 60 days after the final resolution of the HMA Legal Matters. The CVRs are unsecured obligations of CHS and all payments under the CVRs will be subordinated in right of payment to the prior payment in full of all of the Company’s senior obligations (as defined in the CVR agreement), which include outstanding indebtedness of the Company (subject to certain exceptions set forth in the CVR agreement) and the HMA Losses. The CVR agreement permits the Company to acquire all or some of the CVRs, whether in open market transactions, private transactions or otherwise. As of June 30, 2016, the Company had acquired no CVRs.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following table represents the impact of legal expenses paid or incurred to date and settlements paid or deemed final as of June 30, 2016 on the amounts owed to CVR holders (in millions):

		Allocation of Expenses and Settlements Paid
	Total Expenses and Settlement Cost	Deductible	CHS Responsibility at 10%	Reduction to Amount Owed to CVR Holders at 90%
As of December 31, 2015	$58	$18	$4	$36
Settlements paid	1	-	-	1
Legal expenses incurred and/or paid during the six months ended June 30, 2016	1	-	-	1

As of June 30, 2016	$60	$18	$4	$38

Amounts owed to CVR holders are dependent on the ultimate resolution of the HMA Legal Matters and determination of HMA Losses incurred. The settlement of any or all of the claims and expenses incurred on behalf of the Company in defending itself will (subject to the deductible) reduce the amounts owed to the CVR holders.

Underlying the CVR agreement are a number of claims included in the HMA Legal Matters asserted against HMA. The Company has recorded a liability in connection with those claims as part of the acquired assets and liabilities at the date of acquisition pursuant to the provisions of Financial Accounting Standards Board Accounting Standards Codification Topic 805 “Business Combinations.” For the estimate of the Company’s liabilities associated with the HMA Legal Matters that will be covered by the CVR and were not previously accrued by HMA, the Company recorded a liability of $284 million as part of the acquisition accounting for the HMA merger based on the Company’s estimate of fair value of such liabilities as of the date of acquisition. There was a $1 million change in the liability during the six months ended June 30, 2016 and the fair value of such liabilities of $260 million as of June 30, 2016 is recorded in other long-term liabilities on the accompanying condensed consolidated balance sheet. As of June 30, 2016, there is currently no accrual recorded for the probable contingency claims underlying the CVR agreement. The estimated liability for probable contingency claims underlying the CVR agreement that was previously recorded by HMA, and reflected in the purchase accounting for HMA as an acquired liability has been settled and was paid during the year ended December 31, 2015. In addition, although legal fees are not included in the amounts currently accrued, such legal fees are taken into account in determining HMA Losses under the CVR agreement. Certain significant HMA Legal Matters underlying these liabilities are discussed in greater detail below.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

HMA Matters Recorded at Fair Value

Medicare/Medicaid Billing Lawsuits

Beginning during the week of December 16, 2013, eleven qui tam lawsuits filed by private individuals against HMA were unsealed in various United States district courts. The United States has elected to intervene in all or part of eight of these matters; namely U.S. ex rel. Craig Brummer v. Health Management Associates, Inc. et al. (Middle District Georgia) (“Brummer”); U.S. ex rel. Ralph D. Williams v. Health Management Associates, Inc. et al. (Middle District Georgia) (“Williams”); U.S. ex rel. Scott H. Plantz, M.D. et al. v. Health Management Associates, Inc., et al. (Northern District Illinois) (“Plantz”); U.S. ex rel. Thomas L. Mason, M.D. et al. v. Health Management Associates, Inc. et al. (Western District North Carolina) (“Mason”); U.S. ex rel. Jacqueline Meyer, et al. v. Health Management Associates, Inc., Gary Newsome et al. (“Jacqueline Meyer”) (District of South Carolina); U.S. ex rel. George Miller, et al. v. Health Management Associates, Inc. (Eastern District of Pennsylvania) (“Miller”); U.S. ex rel. Bradley Nurkin v. Health Management Associates, Inc. et al. (Middle District of Florida) (“Nurkin”); and U.S. ex rel. Paul Meyer v. Health Management Associates, Inc. et al. (Southern District Florida) (“Paul Meyer”). The United States has elected to intervene with respect to allegations in these cases that certain HMA hospitals inappropriately admitted patients and then submitted reimbursement claims for treating those individuals to federal healthcare programs in violation of the False Claims Act or that certain HMA hospitals had inappropriate financial relationships with physicians which violated the Stark law, the Anti-Kickback Statute, and the False Claims Act. Certain of these complaints also allege the same actions violated various state laws which prohibit false claims. The United States has declined to intervene in three of the eleven matters, namely U.S. ex rel. Anita France, et al. v. Health Management Associates, Inc. (Middle District Florida) (“France”) which involved allegations of wrongful billing and was settled; U.S. ex rel. Sandra Simmons v. Health Management Associates, Inc. et al. (Eastern District Oklahoma) (“Simmons”) which alleges unnecessary surgery by an employed physician and which was settled as to all allegations except alleged wrongful termination; and U.S. ex rel. David Napoliello, M.D. v. Health Management Associates, Inc. (Middle District Florida) (“Napoliello”) which alleges inappropriate admissions. On April 3, 2014, the Multi District Litigation Panel ordered the transfer and consolidation for pretrial proceedings of the eight intervened cases, plus the Napoliello matter, to the District of the District of Columbia under the name In Re: Health Management Associates, Inc. Qui Tam Litigation. On June 2, 2014, the court entered a stay of this matter until October 6, 2014, which was subsequently extended until February 27, 2015, May 27, 2015, September 25, 2015, January 25, 2016, May 25, 2016 and now until September 26, 2016. The Company intends to defend against the allegations in these matters, but also continues to cooperate with the government in the ongoing investigation of these allegations. The Company has been in discussions with the Civil Division of the United States Department of Justice (“DOJ”) regarding the resolutions of these matters. During the first quarter of 2015, the Company was informed that the Criminal Division continues to investigate former executive-level employees of HMA, and continues to consider whether any HMA entities should be held criminally liable for the acts of the former HMA employees. The Company is voluntarily cooperating with these inquiries and has not been served with any subpoenas or other legal process.

Summary of Recorded Amounts

The table below presents a reconciliation of the beginning and ending liability balances (in millions) during the six months ended June 30, 2016 with respect to the Company’s fair value determination in connection with HMA Legal Matters that were not previously accrued by HMA, the estimated liability in connection with HMA Legal Matters that were previously recorded by HMA as a probable contingency, and the remaining contingencies of the Company in respect of which an accrual has been recorded. In addition, future legal fees (which are expensed as incurred) and costs related to possible indemnification and criminal investigation matters associated with the HMA Legal Matters have not been accrued or included in the table below. Furthermore, although not accrued, such costs, if incurred, will be taken into account in determining the total amount of reductions applied to the amounts owed to CVR holders.

	CVR-Related Liability at Fair Value	CVR-Related Liability for Probable Contingencies	Other Probable Contingencies
Balance as of December 31, 2015	$261	$-	$10
Expense	-	-	1
Cash payments	(1)	-	(5)

Balance as of June 30, 2016	$260	$-	$6

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

In the aggregate, attorneys’ fees and other costs incurred but not included in the table above related to probable contingencies, and CVR-related contingencies accounted for at fair value, totaled $1 million and $2 million for the three months ended June 30, 2016 and 2015, respectively, and $2 million and $6 million for the six months ended June 30, 2016 and 2015, respectively, and are included in other operating expenses in the accompanying condensed consolidated statements of income.

Matters for which an Outcome Cannot be Assessed

For all of the legal matters below, the Company cannot at this time assess what the outcome may be and is further unable to determine any estimate of loss or range of loss. Because the matters below are at a preliminary stage and other factors, there are not sufficient facts available to make these assessments.

Class Action Shareholder Federal Securities Cases. Three purported class action cases have been filed in the United States District Court for the Middle District of Tennessee; namely, Norfolk County Retirement System v. Community Health Systems, Inc., et al., filed May 9, 2011; De Zheng v. Community Health Systems, Inc., et al., filed May 12, 2011; and Minneapolis Firefighters Relief Association v. Community Health Systems, Inc., et al., filed June 21, 2011. All three seek class certification on behalf of purchasers of the Company’s common stock between July 27, 2006 and April 11, 2011 and allege that misleading statements resulted in artificially inflated prices for the Company’s common stock. In December 2011, the cases were consolidated for pretrial purposes and NYC Funds and its counsel were selected as lead plaintiffs/lead plaintiffs’ counsel. In lieu of ruling on the Company’s motion to dismiss, the court permitted the plaintiffs to file a first amended consolidated class action complaint, which was filed on October 5, 2015. The Company’s motion to dismiss was filed on November 4, 2015 and oral argument was held on April 11, 2016. The Company’s motion to dismiss was granted on June 16, 2016 and on June 27, 2016, Plaintiffs filed a notice of appeal to the Sixth Circuit Court of Appeals. The Company believes this consolidated matter is without merit and will vigorously defend this case.

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

18. SUBSEQUENT EVENTS

The Company has evaluated all material events occurring subsequent to the balance sheet date for events requiring disclosure or recognition in the condensed consolidated financial statements and has determined that no events have occurred that require such disclosure or recognition.

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

From time to time, subsidiaries of the Company sell and/or repurchase noncontrolling interests in consolidated subsidiaries, which may change subsidiaries between guarantors and non-guarantors. Effective with the spin-off of QHC, all subsidiaries of the Company that were part of that distribution have been removed as guarantors. Amounts for prior periods have been revised to reflect the status of guarantors or non-guarantors as of June 30, 2016.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Loss

Three Months Ended June 30, 2016

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
Operating revenues (net of contractual allowances and discounts)	$-	$(6)	$3,220	$2,076	$-	$5,290
Provision for bad debts	-	-	452	248	-	700

Net operating revenues	-	(6)	2,768	1,828	-	4,590
Operating costs and expenses:
Salaries and benefits	-	-	1,130	1,024	-	2,154
Supplies	-	-	495	264	-	759
Other operating expenses	-	-	683	373	-	1,056
Government settlement and related costs	-	-	-	-	-	-
Electronic health records incentive reimbursement	-	-	(21)	(10)	-	(31)
Rent	-	-	56	56	-	112
Depreciation and amortization	-	-	181	95	-	276
Impairment of goodwill and long-lived assets	-	-	1,134	505	-	1,639

Total operating costs and expenses	-	-	3,658	2,307	-	5,965

Loss from operations	-	(6)	(890)	(479)	-	(1,375)
Interest expense, net	-	39	186	21	-	246
Loss from early extinguishment of debt	-	30	-	-	-	30
Gain on sale of investments in unconsolidated affiliates	-	-	(94)	-	-	(94)
Equity in earnings of unconsolidated affiliates	1,432	1,384	462	-	(3,292)	(14)

Loss from continuing operations before income taxes	(1,432)	(1,459)	(1,444)	(500)	3,292	(1,543)
Provision for (benefit from) income taxes	-	(27)	(57)	(54)	-	(138)

Loss from continuing operations	(1,432)	(1,432)	(1,387)	(446)	3,292	(1,405)
Discontinued operations, net of taxes:
(Loss) income from operations of entities sold or held for sale	-	-	(2)	1	-	(1)

(Loss) income from discontinued operations, net of taxes	-	-	(2)	1	-	(1)

Net loss	(1,432)	(1,432)	(1,389)	(445)	3,292	(1,406)
Less: Net income attributable to noncontrolling interests	-	-	-	26	-	26

Net loss attributable to Community Health Systems, Inc. stockholders	$(1,432)	$(1,432)	$(1,389)	$(471)	$3,292	$(1,432)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Income

Three Months Ended June 30, 2015

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
Operating revenues (net of contractual allowances and discounts)	$-	$(5)	$3,182	$2,437	$-	$5,614
Provision for bad debts	-	-	410	322	-	732

Net operating revenues	-	(5)	2,772	2,115	-	4,882
Operating costs and expenses:
Salaries and benefits	-	-	1,083	1,134	-	2,217
Supplies	-	-	465	285	-	750
Other operating expenses	-	-	652	473	-	1,125
Government settlement and related costs	-	-	(6)	-	-	(6)
Electronic health records incentive reimbursement	-	-	(36)	(19)	-	(55)
Rent	-	-	54	59	-	113
Depreciation and amortization	-	-	178	113	-	291
Impairment of long-lived assets	-	-	6	-	-	6

Total operating costs and expenses	-	-	2,396	2,045	-	4,441

(Loss) income from operations	-	(5)	376	70	-	441
Interest expense, net	-	28	177	34	-	239
Loss from early extinguishment of debt	-	9	-	-	-	9
Equity in earnings of unconsolidated affiliates	(111)	(139)	(20)	-	249	(21)

Income from continuing operations before income taxes	111	97	219	36	(249)	214
Provision for (benefit from) income taxes	-	(14)	81	7	-	74

Income from continuing operations	111	111	138	29	(249)	140
Discontinued operations, net of taxes:
Loss from operations of entities sold or held for sale	-	-	(2)	(4)	-	(6)
Income (loss) on sale, net	-	-	1	(1)	-	-

Loss from discontinued operations, net of taxes	-	-	(1)	(5)	-	(6)

Net income	111	111	137	24	(249)	134
Less: Net income attributable to noncontrolling interests	-	-	-	23	-	23

Net income (loss) attributable to Community Health Systems, Inc. stockholders	$111	$111	$137	$1	$(249)	$111

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Loss

Six Months Ended June 30, 2016

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
Operating revenues (net of contractual allowances and discounts)	$-	$(12)	$6,507	$4,549	$-	$11,044
Provision for bad debts	-	-	929	526	-	1,455

Net operating revenues	-	(12)	5,578	4,023	-	9,589
Operating costs and expenses:
Salaries and benefits	-	-	2,235	2,235	-	4,470
Supplies	-	-	991	568	-	1,559
Other operating expenses	-	-	1,362	867	-	2,229
Government settlement and related costs	-	-	1	-	-	1
Electronic health records incentive reimbursement	-	-	(29)	(20)	-	(49)
Rent	-	-	113	118	-	231
Depreciation and amortization	-	-	366	208	-	574
Impairment of goodwill and long-lived assets	-	-	1,145	511	-	1,656

Total operating costs and expenses	-	-	6,184	4,487	-	10,671

Loss from operations	-	(12)	(606)	(464)	-	(1,082)
Interest expense, net	-	74	366	56	-	496
Loss from early extinguishment of debt	-	30	-	-	-	30
Gain on sale of investments in unconsolidated affiliates	-	-	(94)	-	-	(94)
Equity in earnings of unconsolidated affiliates	1,421	1,325	469	-	(3,249)	(34)

Loss from continuing operations before income taxes	(1,421)	(1,441)	(1,347)	(520)	3,249	(1,480)
Provision for (benefit from) income taxes	-	(20)	(19)	(73)	-	(112)

Loss from continuing operations	(1,421)	(1,421)	(1,328)	(447)	3,249	(1,368)
Discontinued operations, net of taxes:
Loss from operations of entities sold or held for sale	-	-	(3)	1	-	(2)
Impairment of hospitals sold or held for sale	-	-	-	(1)	-	(1)

Loss from discontinued operations, net of taxes	-	-	(3)	-	-	(3)

Net loss	(1,421)	(1,421)	(1,331)	(447)	3,249	(1,371)
Less: Net income attributable to noncontrolling interests	-	-	-	50	-	50

Net loss attributable to Community Health Systems, Inc. stockholders	$(1,421)	$(1,421)	$(1,331)	$(497)	$3,249	$(1,421)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Income

Six Months Ended June 30, 2015

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
Operating revenues (net of contractual allowances and discounts)	$-	$(9)	$6,376	$4,893	$-	$11,260
Provision for bad debts	-	-	848	619	-	1,467

Net operating revenues	-	(9)	5,528	4,274	-	9,793
Operating costs and expenses:
Salaries and benefits	-	-	2,177	2,297	-	4,474
Supplies	-	-	934	578	-	1,512
Other operating expenses	-	-	1,275	950	-	2,225
Government settlement and related costs	-	-	1	-	-	1
Electronic health records incentive reimbursement	-	-	(46)	(35)	-	(81)
Rent	-	-	110	119	-	229
Depreciation and amortization	-	-	360	227	-	587
Impairment of long-lived assets	-	-	6	-	-	6

Total operating costs and expenses	-	-	4,817	4,136	-	8,953

(Loss) income from operations	-	(9)	711	138	-	840
Interest expense, net	-	48	369	64	-	481
Loss from early extinguishment of debt	-	16	-	-	-	16
Equity in earnings of unconsolidated affiliates	(189)	(240)	(32)	-	422	(39)

Income from continuing operations before income taxes	189	167	374	74	(422)	382
Provision for (benefit from) income taxes	-	(22)	137	15	-	130

Income from continuing operations	189	189	237	59	(422)	252
Discontinued operations, net of taxes:
Loss from operations of entities sold or held for sale	-	-	-	(17)	-	(17)
Impairment of hospitals sold or held for sale	-	-	(2)	-	-	(2)
Loss on sale, net	-	-	-	(1)	-	(1)

Loss from discontinued operations, net of taxes	-	-	(2)	(18)	-	(20)

Net income	189	189	235	41	(422)	232
Less: Net income attributable to noncontrolling interests	-	-	-	43	-	43

Net income (loss) attributable to Community Health Systems, Inc. stockholders	$189	$189	$235	$(2)	$(422)	$189

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Comprehensive Loss

Three Months Ended June 30, 2016

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
Net loss	$(1,432)	$(1,432)	$(1,389)	$(445)	$3,292	$(1,406)
Other comprehensive loss, net of income taxes:
Net change in fair value of interest rate swaps	(2)	(2)	-	-	2	(2)
Net change in fair value of available-for-sale securities	(3)	(3)	(3)	-	6	(3)
Amortization and recognition of unrecognized pension cost components	2	2	2	-	(4)	2

Other comprehensive loss	(3)	(3)	(1)	-	4	(3)

Comprehensive loss	(1,435)	(1,435)	(1,390)	(445)	3,296	(1,409)
Less: Comprehensive income attributable to noncontrolling interests	-	-	-	26	-	26

Comprehensive loss attributable to Community Health Systems, Inc. stockholders	$(1,435)	$(1,435)	$(1,390)	$(471)	$3,296	$(1,435)

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended June 30, 2015

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
Net income	$111	$111	$137	$24	$(249)	$134
Other comprehensive income (loss), net of income taxes:
Net change in fair value of interest rate swaps	8	8	-	-	(8)	8
Net change in fair value of available-for-sale securities	(2)	(2)	(2)	-	4	(2)
Amortization and recognition of unrecognized pension cost components	-	-	-	-	-	-

Other comprehensive income (loss)	6	6	(2)	-	(4)	6

Comprehensive income	117	117	135	24	(253)	140
Less: Comprehensive income attributable to noncontrolling interests	-	-	-	23	-	23

Comprehensive income attributable to Community Health Systems, Inc. stockholders	$117	$117	$135	$1	$(253)	$117

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Comprehensive Loss

Six Months Ended June 30, 2016

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
Net loss	$(1,421)	$(1,421)	$(1,331)	$(447)	$3,249	$(1,371)
Other comprehensive (loss) income, net of income taxes:
Net change in fair value of interest rate swaps, net of tax	(21)	(21)	-	-	21	(21)
Net change in fair value of available-for-sale securities, net of tax	(1)	(1)	(1)	-	2	(1)
Amortization and recognition of unrecognized pension cost components, net of tax	3	3	3	-	(6)	3

Other comprehensive (loss) income	(19)	(19)	2	-	17	(19)

Comprehensive loss	(1,440)	(1,440)	(1,329)	(447)	3,266	(1,390)
Less: Comprehensive income attributable to noncontrolling interests	-	-	-	50	-	50

Comprehensive loss attributable to Community Health Systems, Inc. stockholders	$(1,440)	$(1,440)	$(1,329)	$(497)	$3,266	$(1,440)

Condensed Consolidating Statement of Comprehensive Income

Six Months Ended June 30, 2015

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
Net income	$189	$189	$235	$41	$(422)	$232
Other comprehensive loss, net of income taxes:
Net change in fair value of interest rate swaps, net of tax	(1)	(1)	-	-	1	(1)
Net change in fair value of available-for-sale securities, net of tax	(1)	(1)	(1)	-	2	(1)
Amortization and recognition of unrecognized pension cost components, net of tax	1	1	1	-	(2)	1

Other comprehensive loss	(1)	(1)	-	-	1	(1)

Comprehensive income	188	188	235	41	(421)	231
Less: Comprehensive income attributable to noncontrolling interests	-	-	-	43	-	43

Comprehensive income (loss) attributable to Community Health Systems, Inc. stockholders	$188	$188	$235	$(2)	$(421)	$188

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Balance Sheet

June 30, 2016

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)

ASSETS
Current assets:
Cash and cash equivalents	$-	$-	$178	$283	$-	$461
Patient accounts receivable, net of allowance for doubtful accounts	-	-	846	2,333	-	3,179
Supplies	-	-	359	168	-	527
Prepaid income taxes	33	-	-	-	-	33
Prepaid expenses and taxes	-	-	150	67	-	217
Other current assets	-	-	252	173	-	425

Total current assets	33	-	1,785	3,024	-	4,842

Intercompany receivable	262	15,370	5,402	8,453	(29,487)	-

Property and equipment, net	-	-	5,905	3,050	-	8,955

Goodwill	-	-	4,055	2,871	-	6,926

Other assets, net	-	-	2,132	842	(1,265)	1,709

Net investment in subsidiaries	2,000	20,224	9,834	-	(32,058)	-

Total assets	$2,295	$35,594	$29,113	$18,240	$(62,810)	$22,432

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$-	$170	$73	$10	$-	$253
Accounts payable	-	-	695	284	-	979
Accrued interest	-	206	1	1	-	208
Accrued liabilities	4	-	707	577	-	1,288

Total current liabilities	4	376	1,476	872	-	2,728

Long-term debt	-	14,232	107	771	-	15,110

Intercompany payable	-	17,736	23,705	14,994	(56,435)	-

Deferred income taxes	388	-	-	-	-	388

Other long-term liabilities	8	1,250	1,177	488	(1,265)	1,658

Total liabilities	400	33,594	26,465	17,125	(57,700)	19,884

Redeemable noncontrolling interests in equity of consolidated subsidiaries	-	-	-	546	-	546

Equity:
Community Health Systems, Inc. stockholders’ equity:
Preferred stock	-	-	-	-	-	-
Common stock	1	-	-	-	-	1
Additional paid-in capital	1,965	788	1,004	763	(2,555)	1,965
Treasury stock, at cost	-	-	-	-	-	-
Accumulated other comprehensive loss	(90)	(90)	(15)	(8)	113	(90)
Retained earnings (deficit)	19	1,302	1,659	(293)	(2,668)	19

Total Community Health Systems, Inc. stockholders’ equity	1,895	2,000	2,648	462	(5,110)	1,895
Noncontrolling interests in equity of consolidated subsidiaries	-	-	-	107	-	107

Total equity	1,895	2,000	2,648	569	(5,110)	2,002

Total liabilities and equity	$2,295	$35,594	$29,113	$18,240	$(62,810)	$22,432

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Balance Sheet

December 31, 2015

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated

	(In millions)
		ASSETS
Current assets:
Cash and cash equivalents	$-	$-	$32	$152	$-	$184
Patient accounts receivable, net of allowance for doubtful accounts	-	-	894	2,717	-	3,611
Supplies	-	-	355	225	-	580
Prepaid income taxes	27	-	-	-	-	27
Prepaid expenses and taxes	-	-	125	72	-	197
Other current assets	-	-	335	232	-	567

Total current assets	27	-	1,741	3,398	-	5,166

Intercompany receivable	1,159	16,004	4,590	7,478	(29,231)	-

Property and equipment, net	-	-	6,199	3,913	-	10,112

Goodwill	-	-	4,965	4,000	-	8,965

Other assets, net	-	-	2,018	1,379	(1,045)	2,352

Net investment in subsidiaries	3,438	20,218	9,414	-	(33,070)	-

Total assets	$4,624	$36,222	$28,927	$20,168	$(63,346)	$26,595

	LIABILITIES AND EQUITY

Current liabilities:
Current maturities of long-term debt	$-	$162	$62	$5	$-	$229
Accounts payable	-	-	774	484	-	1,258
Accrued interest	-	226	-	1	-	227
Accrued liabilities	4	-	814	540	-	1,358

Total current liabilities	4	388	1,650	1,030	-	3,072

Long-term debt	-	15,603	136	817	-	16,556

Intercompany payable	-	15,577	22,143	16,196	(53,916)	-

Deferred income taxes	593	-	-	-	-	593

Other long-term liabilities	8	1,216	1,028	491	(1,045)	1,698

Total liabilities	605	32,784	24,957	18,534	(54,961)	21,919

Redeemable noncontrolling interests inequity of consolidated subsidiaries	-	-	-	571	-	571

Equity:
Community Health Systems, Inc. stockholders’ equity:
Preferred stock	-	-	-	-	-	-
Common stock	1	-	-	-	-	1
Additional paid-in capital	1,963	1,324	1,505	964	(3,793)	1,963
Treasury stock, at cost	(7)	-	-	-	-	(7)
Accumulated other comprehensive loss	(73)	(73)	(22)	(1)	96	(73)
Retained earnings	2,135	2,187	2,487	14	(4,688)	2,135

Total Community Health Systems, Inc. stockholders’ equity	4,019	3,438	3,970	977	(8,385)	4,019
Noncontrolling interests in equity of consolidated subsidiaries	-	-	-	86	-	86

Total equity	4,019	3,438	3,970	1,063	(8,385)	4,105

Total liabilities and equity	$4,624	$36,222	$28,927	$20,168	$(63,346)	$26,595

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2016

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
Net cash (used in) provided by operating activities	$(5)	$(294)	$599	$332	$-	$632

Cash flows from investing activities:
Acquisitions of facilities and other related equipment	-	-	(3)	(111)	-	(114)
Purchases of property and equipment	-	-	(282)	(125)	-	(407)
Proceeds from disposition of hospitals and other ancillary operations	-	-	8	4	-	12
Proceeds from sale of property and equipment	-	-	4	3	-	7
Purchases of available-for-sale securities	-	-	(21)	(42)	-	(63)
Proceeds from sales of available-for-sale securities	-	-	14	219	-	233
Proceeds from sale of investments in unconsolidated affiliates	-	-	403	-	-	403
Distribution from Quorum Health Corporation	-	1,219	-	-	-	1,219
Increase in other investments	-	-	(84)	(29)	-	(113)

Net cash provided by (used in) investing activities	-	1,219	39	(81)	-	1,177

Cash flows from financing activities:
Repurchase of restricted stock shares for payroll tax withholding requirements	(5)	-	-	-	-	(5)
Deferred financing costs and other debt-related costs	-	(22)	-	-	-	(22)
Redemption of noncontrolling investments in joint ventures	-	-	-	(16)	-	(16)
Distributions to noncontrolling investors in joint ventures	-	-	-	(47)	-	(47)
Changes in intercompany balances with affiliates, net	10	497	(469)	(38)	-	-
Borrowings under credit agreements	-	2,783	2	21	-	2,806
Proceeds from receivables facility	-	-	-	31	-	31
Repayments of long-term indebtedness	-	(4,183)	(25)	(71)	-	(4,279)

Net cash provided by (used in) financing activities	5	(925)	(492)	(120)	-	(1,532)

Net change in cash and cash equivalents	-	-	146	131	-	277
Cash and cash equivalents at beginning of period	-	-	32	152	-	184

Cash and cash equivalents at end of period	$-	$-	$178	$283	$-	$461

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2015

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
Net cash (used in) provided by operating activities	$(14)	$(81)	$242	$357	$-	$504

Cash flows from investing activities:
Acquisitions of facilities and other related equipment	-	-	(20)	(7)	-	(27)
Purchases of property and equipment	-	-	(338)	(136)	-	(474)
Proceeds from disposition of hospitals and other ancillary operations	-	-	4	58	-	62
Proceeds from sale of property and equipment	-	-	5	6	-	11
Purchases of available-for-sale securities	-	-	(32)	(58)	-	(90)
Proceeds from sales of available-for-sale securities	-	-	30	56	-	86
Increase in other investments	-	-	(57)	(23)	-	(80)

Net cash used in investing activities	-	-	(408)	(104)	-	(512)

Cash flows from financing activities:
Proceeds from exercise of stock options	22	-	-	-	-	22
Repurchase of restricted stock shares for payroll tax withholding requirements	(20)	-	-	-	-	(20)
Deferred financing costs and other debt-related costs	-	(30)	-	-	-	(30)
Redemption of noncontrolling investments in joint ventures	-	-	-	(14)	-	(14)
Distributions to noncontrolling investors in joint ventures	-	-	-	(48)	-	(48)
Changes in intercompany balances with affiliates, net	12	137	(26)	(123)	-	-
Borrowings under credit agreements	-	2,355	30	-	-	2,385
Proceeds from receivables facility	-	-	-	91	-	91
Repayments of long-term indebtedness	-	(2,381)	(19)	(122)	-	(2,522)

Net cash provided by (used in) financing activities	14	81	(15)	(216)	-	(136)

Net change in cash and cash equivalents	-	-	(181)	37	-	(144)
Cash and cash equivalents at beginning of period	-	-	373	136	-	509

Cash and cash equivalents at end of period	$-	$-	$192	$173	$-	$365

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

Executive Overview

We are one of the largest publicly traded hospital companies in the United States and a leading operator of general acute care hospitals in communities across the country. We provide healthcare services through the hospitals that we own and operate and affiliated businesses in non-urban and selected urban markets throughout the United States. We generate revenues by providing a broad range of general and specialized hospital healthcare services and other outpatient services to patients in the communities in which we are located. As of June 30, 2016, we owned or leased 156 hospitals included in continuing operations, comprised of 153 general acute care hospitals and three stand-alone rehabilitation or psychiatric hospitals. In addition to our hospitals and related businesses, we own and operate home care agencies, located primarily in markets where we also operate a hospital. For the hospitals and home care agencies that we own and operate, we are paid for our services by governmental agencies, private insurers and directly by the patients we serve.

On August 3, 2015, we announced a plan to spin off 38 hospitals and Quorum Health Resources, LLC, or QHR (our subsidiary through which we provided management advisory and consulting services to non-affiliated general acute care hospitals located throughout the United States), into Quorum Health Corporation, or QHC, an independent, publicly traded corporation. The transaction was structured to be generally tax free to us and our stockholders. On April 29, 2016, we completed the spin-off of these 38 hospitals and QHR into QHC and distributed, on a pro rata basis, all of the shares of QHC common stock to our stockholders of record as of April 22, 2016. These stockholders of record as of April 22, 2016 received a distribution of one share of QHC common stock for every four shares of our common stock held as of the record date plus cash in lieu of any fractional shares. In recognition of the spin-off, we recorded a non-cash dividend of approximately $695 million during the three months ended June 30, 2016, representing the net assets of QHC distributed to our stockholders. Immediately following the completion of the spin-off, our stockholders owned 100% of the outstanding shares of QHC common stock. Following the spin-off, QHC became an independent public company with its common stock listed for trading under the symbol “QHC” on the New York Stock Exchange. Financial and statistical data reported in this Quarterly Report on Form 10-Q include QHC operating results through the spin-off date. Same-store operating results and statistical data exclude information for the hospitals divested in the spin-off of QHC in both the three and six months ended June 30, 2016, and the comparable periods in 2015.

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

On April 29, 2016, we sold our unconsolidated minority equity interests in Valley Health System, LLC, a joint venture with Universal Health Systems, Inc., or UHS, representing four hospitals in Las Vegas, Nevada, in which we owned a 27.5% interest, and in Summerlin Hospital Medical Center, LLC, a joint venture with UHS representing one hospital in Las Vegas, Nevada, in which we owned a 26.1% interest. We received $403 million in cash in return for the sale of these equity interests and recognized a gain of approximately $94 million on the sale of our investment during the three months ended June 30, 2016.

Operating results and statistical data for the three and six months ended June 30, 2016, exclude our hospitals that have previously been classified as discontinued operations for accounting purposes. In addition, during the year ended December 31, 2015, we divested seven hospitals previously recorded in discontinued operations and one additional hospital. Two of these hospitals were required to be divested by the Federal Trade Commission as a condition of its approval of our acquisition of Health Management Associates, Inc., or HMA.

We are also in the process of negotiating with potential buyers to enter into definitive agreements to sell 12 additional hospitals as well as our investment in certain non-hospital operations, and we currently anticipate those transactions to close prior to the end of 2016; however, there can be no assurance that these dispositions will be completed or, if they are completed, the ultimate timing of the completion of these dispositions. In addition, there may be changes from time to time in the composition of the particular hospitals where we are currently in negotiations as the result of various factors, including changes in any potential buyer or the negotiations with respect to the potential sale of any such hospital. There have been some changes in the composition of the particular hospitals for which we are in negotiations compared to the prior period. These 12 additional hospitals and non-hospital operations where we are currently in negotiations to sell represented approximately $1.4 billion of annual net operating revenues during 2015. These potential transactions, and transactions that have already been completed in 2016, are intended to further implement our strategy to divest of underperforming assets and assets that no longer fit in our operating strategy, reduce our debt and refine our portfolio to a more sustainable group of hospitals with higher operating margins. When consistent with this strategy, we may also consider additional hospitals for disposition.

Our net operating revenues for the three months ended June 30, 2016 decreased $292 million to approximately $4.6 billion compared to approximately $4.9 billion for the three months ended June 30, 2015. On a same-store basis, net operating revenues for the three months ended June 30, 2016 increased $53 million compared to the three months ended June 30, 2015. Our provision for bad debts decreased to $700 million, or 13.2% of operating revenues (before the provision for bad debts) for the three months ended June 30, 2016, from $732 million, or 13.0% of operating revenues (before the provision for bad debts) for the three months ended June 30, 2015.

We had a loss from continuing operations before noncontrolling interests of $1.4 billion during the three months ended June 30, 2016, compared to income of $140 million for the three months ended June 30, 2015. Income from continuing operations before noncontrolling interests for the three months ended June 30, 2016 included an after-tax charge of $8 million related to costs incurred for the spin-off of QHC, an after-tax charge of $20 million related to costs incurred for the loss from the early extinguishment of debt and an after-tax charge of $1.5 billion related to the impairment of goodwill and long-lived assets based on their estimated fair values. These after-tax charges were partially offset by after-tax income of $60 million for the gain on sale of investments in connection with the sale of our minority equity interests in Valley Health Systems, LLC and Summerlin Hospital Medical Center, LLC. Income from continuing operations before noncontrolling interests for the three months ended June 30, 2015, included an after-tax charge of $6 million for loss from early extinguishment of debt, an after-tax charge of $10 million from adjustments related to the HMA legal proceedings, accounted for at fair value, underlying the CVR agreement, and related legal expenses and $4 million after-tax expense for the impairment of long-lived assets. These after-tax charges were partially offset by income of $4 million for favorable outcomes related to the government legal settlements for several qui tam matters previously accrued and settled in principle, net of related legal expenses during the three months ended June 30, 2015. Consolidated inpatient admissions for the three months ended June 30, 2016, decreased 9.1%, compared to the three months ended June 30, 2015, and consolidated adjusted admissions for the three months ended June 30, 2016, decreased 8.5%, compared to the three months ended June 30, 2015. Same-store inpatient admissions for the three months ended June 30, 2016, decreased 2.1%, compared to the three months ended June 30, 2015, and same-store adjusted admissions for the three months ended June 30, 2016, decreased 0.6%, compared to the three months ended June 30, 2015.

Our net operating revenues for the six months ended June 30, 2016 decreased $204 million to approximately $9.6 billion compared to approximately $9.8 billion for the six months ended June 30, 2015. On a same-store basis, net operating revenues for the six months ended June 30, 2016 increased $157 million compared to the six months ended June 30, 2015. Our provision for bad debts decreased to $1.46 billion, or 13.2% of operating revenues (before the provision for bad debts) for the six months ended June 30, 2016, from $1.47 billion, or 13.0% of operating revenues (before the provision for bad debts) for the six months ended June 30, 2015.

We had a loss from continuing operations before noncontrolling interests of $1.4 billion during the six months ended June 30, 2016, compared to $252 million for the six months ended June 30, 2015. Income from continuing operations before noncontrolling interests for the six months ended June 30, 2016 included an after-tax charge of $14 million for the impairment of long-lived assets, an after-tax charge of $10 million related to costs incurred for the spin-off of QHC, an after-tax charge of $20 million related to costs incurred for the loss from the early extinguishment of debt and an after-tax charge of $1.5 billion related to the impairment of goodwill and long-lived assets based on their estimated fair values. These after-tax charges were partially offset by after-tax income of $60 million for the gain on sale of investments as noted above. Income from continuing operations before noncontrolling interests for the six months ended June 30, 2015, included an after-tax charge of $10 million for loss from early extinguishment of debt, $1 million after-tax expense for the government legal settlements for several qui tam matters settled in principle and related legal expenses, $4 million after-tax expense for the impairment of long-lived assets and an after-tax charge of $6 million from adjustments related to the HMA legal proceedings, accounted for at fair value, underlying the CVR agreement, and related legal expenses. Consolidated inpatient admissions for the six months ended June 30, 2016, decreased 5.7%, compared to the six months ended June 30, 2015, and consolidated adjusted admissions for the six months ended June 30, 2016, decreased 3.9%, compared to the six months ended June 30, 2015. Same-store inpatient admissions for the six months ended June 30, 2016, decreased 2.1%, compared to the six months ended June 30, 2015, and same-store adjusted admissions for the six months ended June 30, 2016, increased 0.4%, compared to the six months ended June 30, 2015.

Self-pay revenues represented approximately 12.4% and 11.9% of net operating revenues for the three months ended June 30, 2016 and 2015, respectively, and 12.3% for each of the six-month periods ended June 30, 2016 and 2015. During 2015 we experienced a decline in self-pay admissions and adjusted admissions compared to prior periods resulting in a corresponding decrease in self-pay revenues as a percentage of total net operating revenues. For the three months ended June 30, 2016, we have experienced an increase in self-pay admissions and revenue from the declines experienced in 2015. The amount of foregone revenue related to providing charity care services as a percentage of net operating revenues was approximately 2.1% for each of the three-month periods ended June 30, 2016 and 2015 and 2.1% for each of the six-month periods ended June 30, 2016 and 2015. Direct and indirect costs incurred in providing charity care services were approximately 0.3% for each of the three and six month-periods ended June 30, 2016 and 2015.

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

As the number of persons with access to health insurance in the United States increases, there may be a resulting increase in the number of patients using our facilities who have health insurance coverage. We operate hospitals in five of the ten states that experienced the largest reductions in uninsured rates among adult residents between 2013 and 2015. The states with the greatest reductions in the number of uninsured adult residents have expanded Medicaid. A number of states have opted out of the Medicaid coverage expansion provisions, but could ultimately decide to expand their programs at a later date. Of the 22 states in which we operated hospitals that were included in continuing operations as of June 30, 2016, 11 states have taken action to expand their Medicaid programs, including Louisiana, which initiated Medicaid coverage expansion in July of 2016. At this time, the other 11 states have not, including Florida, Tennessee and Texas, where we operated a significant number of hospitals as of June 30, 2016. Some states that have opted out are evaluating options such as waiver plans to operate an alternative Medicaid expansion plan. Failure to expand Medicaid or implement an effective alternative in these states will likely have a negative impact on the goal of reducing the number of uninsured individuals.

We believe our hospitals are well positioned to participate in the provider networks of various qualified health plans, or QHPs, offering plan options on the health insurance exchanges created pursuant to the Reform Legislation. For the 2016 plan year, all of our hospitals in continuing operations as of June 30, 2016 have arrangements to participate in at least one health insurance exchange agreement, approximately 90% of such hospitals participate in two or more contracts, approximately 87% of such hospitals participate in the first or second lowest cost bronze plan networks (QHPs with a 60% actuarial value) and approximately 90% of such hospitals participate in the first or second lowest cost silver plan networks (QHPs with a 70% actuarial value).

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

The Reform Legislation includes provisions aimed at reducing fraud, waste and abuse in the healthcare industry. These provisions allocate significant additional resources to federal enforcement agencies and expand the use of private contractors to recover potentially inappropriate Medicare and Medicaid payments. The Reform Legislation amends several existing federal laws, including the Anti-Kickback Statute and the False Claims Act, to make it easier for government agencies and private plaintiffs to prevail in lawsuits brought against healthcare providers. These amendments, along with doubling of penalties under the False Claims Act and certain other fraud statutes as a result of changes required by the Bipartisan Budget Act of 2015, also make it easier for potentially severe fines and penalties to be imposed on healthcare providers that violate applicable laws and regulations.

We believe the expansion of private sector health insurance and Medicaid coverage will, over time, increase our reimbursement related to providing services to individuals who were previously uninsured, which should reduce our expense from uncollectible accounts receivable. The various provisions in the Reform Legislation that directly or indirectly affect reimbursement take effect over a number of years. In addition, we believe that the Reform Legislation has had a positive impact on net operating revenues and income from continuing operations during 2015 and during the three and six months ended June 30, 2016 as the result of the expansion of private sector and Medicaid coverage that has already occurred from the Reform Legislation, and we believe that the net impact of the Reform Legislation on our net operating revenues will continue to be positive. Other provisions of the Reform Legislation, such as requirements related to employee health insurance coverage, have increased and will continue to increase our operating costs.

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

Although we believe that our hospital facilities are currently in compliance with the meaningful use standards, there can be no assurance that all of our facilities will remain in compliance and therefore not be subject to the HITECH penalty provisions. We recognized approximately $31 million and $55 million during the three months ended June 30, 2016 and 2015, respectively, and $49 million and $81 million during the six months ended June 30, 2016 and 2015, respectively, for HITECH incentive reimbursements from Medicare and Medicaid related to certain of our hospitals and for certain of our employed physicians, which are presented as a reduction of operating expenses.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Medicare	23.9%	24.6%	24.4%	24.7%
Medicaid	10.5	11.0	10.4	10.7
Managed Care and other third-party payors	53.2	52.5	52.9	52.3
Self-pay	12.4	11.9	12.3	12.3

Total	100.0%	100.0%	100.0%	100.0%

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

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-based reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for the treatment of patients covered by Medicare, Medicaid and non-governmental payors are generally less than the standard billing rates. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues and net income by an insignificant amount in each of the three and six-month periods ended June 30, 2016 and 2015.

The payment rates under the Medicare program for hospital inpatient and outpatient acute care services are based on a prospective payment system, depending upon the diagnosis of a patient’s condition. These rates are indexed for inflation annually, although increases have historically been less than actual inflation. On August 2, 2016, CMS issued the final rule to increase this index by 2.7% for hospital inpatient acute care services that are reimbursed under the prospective payment system, beginning October 1, 2016. The final rule makes other payment adjustments that, coupled with a 1.5% reduction for documentation and coding, a 0.3% multifactor productivity reduction, a 0.75% reduction to hospital inpatient rates implemented pursuant to the Reform Legislation, and a 0.8% increase to offset costs of the “two midnight” policy described below and to address its effects in past years, will yield an estimated net 1.0% increase in reimbursement for hospitals. An additional reduction applies to hospitals that do not submit required patient quality data. We are complying with this data submission requirement.

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

Results of Operations

Our hospitals offer a variety of services involving a broad range of inpatient and outpatient medical and surgical services. These include general acute care, emergency room, general and specialty surgery, critical care, internal medicine, obstetrics, diagnostic services, psychiatric and rehabilitation services. The strongest demand for hospital services generally occurs during January through April and the weakest demand for these services generally occurs during the summer months. Accordingly, eliminating the effect of new acquisitions, our net operating revenues and earnings are historically highest during the first quarter and lowest during the third quarter.

The following tables summarize, for the periods indicated, selected operating data.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Expressed as a percentage of net operating revenues)
Consolidated:
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses (a)	(88.3)	(84.9)	(88.0)	(85.4)
Depreciation and amortization	(6.0)	(6.0)	(6.0)	(6.0)
Impairment of goodwill and long-lived assets	(35.7)	(0.1)	(17.3)	(0.1)

(Loss) income from operations	(30.0)	9.0	(11.3)	8.5
Interest expense, net	(5.4)	(4.9)	(5.2)	(4.8)
Loss from early extinguishment of debt	(0.7)	(0.2)	(0.3)	(0.2)
Gain on sale of investments in unconsolidated affiliates	2.1	-	1.0	-
Equity in earnings of unconsolidated affiliates	0.4	0.4	0.4	0.4

(Loss) income from continuing operations before income taxes	(33.6)	4.3	(15.4)	3.9
Benefit from (provision for) income taxes	3.0	(1.5)	1.1	(1.3)

(Loss) income from continuing operations	(30.6)	2.8	(14.3)	2.6
Loss from discontinued operations, net of taxes	-	(0.1)	-	(0.2)

Net (loss) income	(30.6)	2.7	(14.3)	2.4
Less: Net income attributable to noncontrolling interests	(0.6)	(0.4)	(0.5)	(0.5)

Net (loss) income attributable to Community Health Systems, Inc. stockholders	(31.2)%	2.3%	(14.8)%	1.9%

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Percentage (decrease) increase from same period prior year:
Net operating revenues	(6.0)%	(2.1)%
Admissions	(9.1)	(5.7)
Adjusted admissions (b)	(8.5)	(3.9)
Average length of stay	2.3	-
Net (loss) income attributable to Community Health Systems, Inc. (c)	(1,390.1)	(851.9)
Same-store percentage increase (decrease) from same period prior year (d):
Net operating revenues	1.2%	1.8%
Admissions	(2.1)	(2.1)
Adjusted admissions (b)	(0.6)	0.4

(a)	Operating expenses include salaries and benefits, supplies, other operating expenses, government settlement and related costs, electronic health records incentive reimbursement and rent.
(b)	Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by multiplying admissions by gross patient revenues and then dividing that number by gross inpatient revenues.
(c)	Includes loss from discontinued operations.
(d)	Includes acquired hospitals to the extent we operated them in both periods and excludes our hospitals that have previously been classified as discontinued operations for accounting purposes. In addition, also excludes information for the hospitals divested in the spin-off of QHC in both the three and six months ended June 30, 2016, and the comparable periods in 2015.

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Net operating revenues decreased by 6.0% to approximately $4.6 billion for the three months ended June 30, 2016, from approximately $4.9 billion for the three months ended June 30, 2015. Our provision for bad debts decreased to $700 million, or 13.2% of operating revenues (before the provision for bad debts) for the three months ended June 30, 2016, from $732 million, or 13.0% of operating revenues (before the provision for bad debts) for the three months ended June 30, 2015. Net operating revenues from hospitals owned throughout both periods increased $53 million, or 1.2%, during the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. Non-same-store net operating revenues decreased $345 million during the three months ended June 30, 2016, in comparison to the prior year period, with the decrease attributable to the spin-off of QHC. The increase in same-store net operating revenues was attributable to favorable changes in payor mix. On a consolidated basis, inpatient admissions decreased by 9.1% and adjusted admissions decreased by 8.5% during the three months ended June 30, 2016, compared to the three months ended June 30, 2015. On a same-store basis, net operating revenues per adjusted admission increased 1.8%, while inpatient admissions decreased by 2.1% and adjusted admissions decreased by 0.6% during the three months ended June 30, 2016, compared to the three months ended June 30, 2015.

Operating expenses, as a percentage of net operating revenues, increased from 91.0% during the three months ended June 30, 2015 to 130.0% during the three months ended June 30, 2016. Operating expenses, excluding depreciation and amortization and impairment of goodwill and long-lived assets, as a percentage of net operating revenues, increased from 84.9% for the three months ended June 30, 2015 to 88.3% for the three months ended June 30, 2016. Salaries and benefits, as a percentage of net operating revenues, increased from 45.4% for the three months ended June 30, 2015 to 46.9% for the three months ended June 30, 2016. This increase in salaries and benefits, as a percentage of net operating revenues, was primarily due to increases in physician employment, annual merit increases and salaries incurred in providing transitional services for QHC. Supplies, as a percentage of net operating revenues, increased from 15.4% for the three months ended June 30, 2015 to 16.6% for the three months ended June 30, 2016, primarily as a result of an increase in drug and implant costs due to an increase in surgical case mix over the same period in the prior year. Other operating expenses, as a percentage of net operating revenues, increased from 23.0% for the three months ended June 30, 2015 to 23.1% for the three months ended June 30, 2016. This increase in other operating expenses, as a percentage of net operating revenues, was primarily impacted by higher costs for outsourced services for housekeeping and dietary services, information systems maintenance, legal fees and higher medical specialist fees at our hospitals and ancillary facilities. Government settlement and related costs, as a percentage of net revenues decreased from (0.1)% for the three months ended June 30, 2015, to less than (0.1)% for the three months ended June 30, 2016. Rent, as a percentage of net operating revenues, increased from 2.3% for the three months ended June 30, 2015 to 2.4% for the three months ended June 30, 2016.

EHR incentive reimbursements represent those incentives under HITECH for which the recognition criterion has been met. We recognized approximately $31 million and $55 million of incentive reimbursements, or 0.7% and 1.1% of net operating revenues, for the three months ended June 30, 2016 and 2015, respectively. We received cash payments of $18 million and $10 million for these incentives during the three months ended June 30, 2016 and 2015, respectively. As of June 30, 2016 and 2015, $4 million and $21 million, respectively, was recorded as deferred revenue as all criteria for gain recognition had not been met at that date.

Depreciation and amortization as a percentage of net operating revenues, was 6.0% for each of the three-month periods ended June 30, 2016 and 2015.

Impairment of goodwill and long-lived assets increased to $1.6 billion in the three months ended June 30, 2016 compared to $6 million for the three months ended June 30, 2015. Impairment of goodwill and long-lived assets for the three months ended June 30, 2016 includes a $1.6 billion impairment of certain long-lived assets based on their estimated fair values. Of this charge, $1.4 billion related to goodwill for our hospital reporting unit, and $239 million related to the adjustment of the fair value of certain long-lived assets at certain hospitals we intend to sell and certain other underperforming hospitals. Impairment of goodwill and long-lived assets for the three months ended June 30, 2015 includes an impairment charge of approximately $6 million related to the reporting unit goodwill allocated to one hospital where a definitive agreement to sell the hospital was entered into during the quarter.

Interest expense, net, increased by $7 million to $246 million for the three months ended June 30, 2016 compared to $239 million for the three months ended June 30, 2015, primarily due to an increase in interest rates during the three months ended June 30, 2016, compared to the same period in 2015 resulting in an increase in interest expense of $15 million. Additionally, interest expense increased $2 million as a result of less interest being capitalized during the three months ended June 30, 2016, as compared to the same period in 2015, due to the decline in major construction projects during the three-month period. As a partial offset to these increases, our average outstanding debt during the three months ended June 30, 2016 decreased, which resulted in a decrease in interest expense of $10 million.

The loss from early extinguishment of debt of $30 million was recognized during the three months ended June 30, 2016 resulting from the repayment of certain outstanding notes and term loans under the Credit Facility. The loss from early extinguishment of debt of $9 million was recognized during the three months ended June 30, 2015 resulting from the repayment of certain outstanding term loans as part of the amendment of the Credit Facility.

The gain on sale of investments in unconsolidated affiliates of $94 million was recognized during the three months ended June 30, 2016 resulting from the sale of our unconsolidated minority equity interests in Valley Health System LLC, a joint venture with UHS representing four hospitals in Las Vegas, Nevada, in which we owned a 27.5% interest, and in Summerlin Hospital Medical Center LLC, a joint venture with UHS representing one hospital in Las Vegas, Nevada, in which we owned a 26.1% interest.

Equity in earnings of unconsolidated affiliates, as a percentage of net operating revenues, was 0.4% for each of the three-month periods ended June 30, 2016 and 2015.

The net results of the above-mentioned changes resulted in income from continuing operations before income taxes decreasing $1.8 billion from $214 million for the three months ended June 30, 2015 to a loss of $1.5 billion for the three months ended June 30, 2016.

Provision for income taxes from continuing operations decreased from $74 million for the three months ended June 30, 2015 to a benefit of $138 million for the three months ended June 30, 2016 due to the decrease in income from continuing operations before income taxes. Our effective tax rates were 8.9% and 34.6% for the three months ended June 30, 2016 and 2015, respectively. The decrease in our effective tax rate for the three months ended June 30, 2016, when compared to the three months ended June 30, 2015, was primarily due to the impairment of non-deductible goodwill and the non-deductible nature of certain costs incurred to complete the spin-off of QHC. Including the expense related to income attributable to noncontrolling interests, which is not tax affected in the condensed consolidated statement of income, the effective tax rate for the three months ended June 30, 2016 and 2015 would have been 8.8% and 38.7%, respectively.

Income (loss) from continuing operations, as a percentage of net operating revenues, decreased from 2.8% for the three months ended June 30, 2015 to (30.6)% for the three months ended June 30, 2016.

Discontinued operations for these periods include the results of operations of certain hospitals owned or leased by us as of June 30, 2016 and 2015, which were classified as being held for sale or sold. The operation of these hospitals resulted in a loss, net of taxes, of $1 million and $6 million included in discontinued operations during the three months ended June 30, 2016 and 2015, respectively.

Net income (loss), as a percentage of net operating revenues, decreased from 2.7% for the three months ended June 30, 2015 to (30.6)% for the three months ended June 30, 2016.

Net income attributable to noncontrolling interests, as a percentage of net operating revenues, increased from 0.4% for the three months ended June 30, 2015 to 0.6% for the three months ended June 30, 2016.

Net loss attributable to Community Health Systems, Inc. was $1.4 billion for the three months ended June 30, 2016 compared to net income of $111 million for the three months ended June 30, 2015. The decrease in net income attributable to Community Health Systems, Inc. is primarily due to the impairment of goodwill and certain long-lived assets based on their estimated fair values.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Net operating revenues decreased by 2.1% to approximately $9.6 billion for the six months ended June 30, 2016, from approximately $9.8 billion for the six months ended June 30, 2015. Our provision for bad debts decreased to $1.46 billion, or 13.2% of operating revenues (before the provision for bad debts) for the six months ended June 30, 2016, from $1.47 billion, or 13.0% of operating revenues (before the provision for bad debts) for the six months ended June 30, 2015. Net operating revenues from hospitals owned throughout both periods increased $157 million, or 1.8% during the six months ended June 30, 2016, as compared to the six months ended June 30, 2015. Non-same-store net operating revenues decreased $361 million during the six months ended June 30, 2016, in comparison to the prior year period, with the decrease attributable to the spin-off of QHC. The increase in same-store net operating revenues was attributable to favorable changes in payor mix. On a consolidated basis, inpatient admissions decreased by 5.7% and adjusted admissions decreased by 3.9% during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. On a same-store basis, net operating revenues per adjusted admissions increased 1.4%, while inpatient admissions decreased by 2.1% and adjusted admissions increased by 0.4% during the six months ended June 30, 2016, compared to the six months ended June 30, 2015.

Operating expenses, as a percentage of net operating revenues, increased from 91.5% during the six months ended June 30, 2015 to 111.3% during the six months ended June 30, 2016. Operating expenses, excluding depreciation and amortization and impairment of goodwill and long-lived assets, as a percentage of net operating revenues, increased from 85.4% for the six months ended June 30, 2015 to 88.0% for the six months ended June 30, 2016. Salaries and benefits, as a percentage of net operating revenues, increased from 45.7% for the six months ended June 30, 2015 to 46.6% for the six months ended June 30, 2016. This increase in salaries and benefits, as a percentage of net operating revenues, was primarily due to increases in physician employment and annual merit increases. Supplies, as a percentage of net operating revenues, increased from 15.4% for the six months ended June 30, 2015 to 16.3% for the six months ended June 30, 2016, primarily as a result of an increase in drug and implant costs due to an increase in surgical case mix over the same period in the prior year. Other operating expenses, as a percentage of net operating revenues, increased from 22.8% for the six months ended June 30, 2015 to 23.2% for the six months ended June 30, 2016. This increase in other operating expenses, as a percentage of net operating revenues, was primarily impacted by higher costs for outsourced services for housekeeping and dietary services, information systems maintenance, legal fees and higher medical specialist fees at our hospitals and ancillary facilities. Rent, as a percentage of net operating revenues, increased from 2.3% for the six months ended June 30, 2015 to 2.4% for the six months ended June 30, 2016.

EHR incentive reimbursements represent those incentives under HITECH for which the recognition criterion has been met. We recognized approximately $49 million and $81 million of incentive reimbursements, or 0.5% and 0.8% of net operating revenues, for the six months ended June 30, 2016 and 2015, respectively. We received cash payments of $102 million and $65 million for these incentives during the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016 and 2015, $4 million and $21 million, respectively, was recorded as deferred revenue as all criteria for gain recognition had not been met at that date.

Depreciation and amortization as a percentage of net operating revenues, was 6.0% for each of the six-month periods ended June 30, 2016 and 2015.

Impairment of goodwill and long-lived assets increased to $1.7 billion for the six months ended June 30, 2016, compared to $6 million for the six months ended June 30, 2015. Impairment of goodwill and long-lived assets for the six months ended June 30, 2016 includes an impairment of approximately $10 million related to the reporting unit goodwill and fixed assets allocated to two hospitals sold, impairment of approximately $7 million related to the impairment of certain long-lived assets at one of our smaller hospitals permanently closed and a $1.6 billion impairment of certain long-lived assets based on their estimated fair values. The $1.6 billion impairment charge consisted of $1.4 billion relating to goodwill for our hospital reporting unit, and $239 million related to the adjustment of the fair value of certain long-lived assets at certain hospitals we intend to sell and for other underperforming hospitals. Impairment of goodwill and long-lived assets for the six months ended June 30, 2015 includes an impairment charge of approximately $6 million related to the reporting unit goodwill allocated to one hospital where a definitive agreement to sell the hospital was entered into during the quarter.

Interest expense, net, increased by $15 million to $496 million for the six months ended June 30, 2016 compared to $481 million for the six months ended June 30, 2015, primarily due to an increase in interest rates during the six months ended June 30, 2016, compared to the same period in 2015 resulting in an increase in interest expense of $20 million. Additionally, an increase in interest expense increased $4 million as a result of less interest being capitalized during the six months ended June 30, 2016, as compared to the same period in 2015, due to the decline in major construction projects during the six-month period and an increase in interest expense of $3 million due to one additional day of interest expense since 2016 was a leap year. As a partial offset to these increases, our average outstanding debt during the six months ended June 30, 2016 decreased, which resulted in a decrease in interest expense of $12 million.

The loss from early extinguishment of debt of $30 million was recognized during the six months ended June 30, 2016 resulting from the repayment of certain outstanding notes and term loans under the Credit Facility. The loss from early extinguishment of debt of $16 million was recognized during the six months ended June 30, 2015 resulting from the repayment of certain outstanding term loans as part of the amendment of the Credit Facility.

The gain on sale of investments in unconsolidated affiliates of $94 million was recognized during the six months ended June 30, 2016 resulting from the sale of our unconsolidated minority equity interests in Valley Health System LLC, a joint venture with UHS representing four hospitals in Las Vegas, Nevada, in which we owned a 27.5% interest, and in Summerlin Hospital Medical Center LLC, a joint venture with UHS representing one hospital in Las Vegas, Nevada, in which we owned a 26.1% interest.

Equity in earnings of unconsolidated affiliates, as a percentage of net operating revenues, was 0.4% for each of the six-month periods ended June 30, 2016 and 2015.

The net results of the above-mentioned changes resulted in income from continuing operations before income taxes decreasing $1.9 billion from $382 million for the six months ended June 30, 2015 to a loss of $1.5 billion for the six months ended June 30, 2016.

Provision for income taxes from continuing operations decreased from $130 million for the six months ended June 30, 2015 to a benefit of $112 million for the six months ended June 30, 2016 due to the decrease in income from continuing operations before income taxes. Our effective tax rates were 7.6% and 34.0% for the six months ended June 30, 2016 and 2015, respectively. The decrease in our effective tax rate for the six months ended June 30, 2016, when compared to the six months ended June 30, 2015, was primarily due to the impairment of non-deductible goodwill and the non-deductible nature of certain costs incurred to complete the spin-off of QHC. Including the expense related to income attributable to noncontrolling interests, the effective tax rate for the six months ended June 30, 2016 and 2015 would have been 7.3% and 38.3%, respectively.

Income (loss) from continuing operations, as a percentage of net operating revenues, decreased from 2.6% for the six months ended June 30, 2015 to (14.3)% for the six months ended June 30, 2016.

Discontinued operations for these periods include the results of operations of certain hospitals owned or leased by us as of June 30, 2016 and 2015, which were classified as being held for sale or sold. The operation of these hospitals resulted in a loss, net of taxes, of $2 million and $17 million included in discontinued operations during the six months ended June 30, 2016 and 2015, respectively. An after-tax impairment charge of $1 million was recorded during the six months ended June 30, 2016, based on the difference between the estimated fair value and the carrying value of the assets held for sale, including an allocation of reporting unit goodwill, compared to an impairment charge of $2 million during the six months ended June 30, 2015. In addition, a loss on the sale of hospitals, net of tax, of $1 million was recorded during the six months ended June 30, 2015. Overall, discontinued operations during the six months ended June 30, 2016, consisted of a loss, net of taxes, of $3 million, compared to a loss, net of taxes, of $20 million during the six months ended June 30, 2015.

Net income (loss), as a percentage of net operating revenues, decreased from 2.4% for the six months ended June 30, 2015 to (14.3)% for the six months ended June 30, 2016.

Net income attributable to noncontrolling interests, as a percentage of net operating revenues, was 0.5% for each of the six-month periods ended June 30, 2016 and 2015.

Net loss attributable to Community Health Systems, Inc. was $1.4 billion for the six months ended June 30, 2016, compared to net income of $189 million for the six months ended June 30, 2015. The decrease in net income attributable to Community Health Systems, Inc. is primarily due to the impairment of goodwill and certain long-lived assets based on their estimated fair values.

Liquidity and Capital Resources

Net cash provided by operating activities increased $128 million, from approximately $504 million for the six months ended June 30, 2015 to approximately $632 million in cash provided by operating activities for the six months ended June 30, 2016. The increase in cash provided by operating activities was primarily the result of an increase in cash receipts related to the collections of accounts receivable, a decrease in cash outflow related to the timing of payments on supplies and other current assets and a decrease in cash outflow related to the timing of payments on accounts payable. Total cash paid for interest during the six months ended June 30, 2016 increased to approximately $489 million compared to $459 million for the six months ended June 30, 2015, which is related to the increase in interest rates. Approximately $4 million was paid for income taxes for the six months ended June 30, 2016, compared to approximately $9 million paid for income taxes for the six months ended June 30, 2015. Included in net cash provided by operating activities for the six months ended June 30, 2016 was $102 million of cash received for HITECH incentive reimbursements, compared to $65 million received for the six months ended June 30, 2015.

The cash provided by investing activities increased $1.7 billion, from approximately $512 million in cash used in investing activities for the six months ended June 30, 2015 to approximately $1.2 billion in cash provided by investing activities for the six months ended June 30, 2016. The increase in cash provided by investing activities was primarily due the distribution from QHC of $1.2 billion received as part of the spin-off transaction, as well as a decrease in the cash used for the purchase of property and equipment of $67 million, an increase in the net impact of the purchases and sales of available-for-sale securities of $174 million, and an increase in cash provided by the sale of investments in unconsolidated affiliates of $403 million, related to the sale of our unconsolidated interest in Valley Health System, LLC, a joint venture with UHS representing four hospitals in Las Vegas, Nevada, and Summerlin Hospital Medical Center, LLC, a joint venture with UHS representing one hospital in Las Vegas, Nevada. The increase in cash provided by investing activities was partially offset by an increase in the cash used in the acquisition of facilities and other related equipment of $87 million as a result of no hospital acquisitions during the six months ended June 30, 2015 compared to the acquisition of three hospitals during the six months ended June 30, 2016, a decrease in proceeds from the disposition of hospitals and other ancillary operations of $50 million, a decrease in proceeds from the sale of property and equipment of $4 million and an increase in cash used for other investments (primarily from internal-use software expenditures and physician recruiting costs) of $33 million for the six months ended June 30, 2016. Included in cash outflows for other investments for the six months ended June 30, 2016 is approximately $20 million of capital expenditures related to the purchase and implementation of certified EHR technology, including implementation of Cerner software at several hospital locations. The remaining cash outflows for other investments for the six months ended June 30, 2016 consists primarily of purchases and development of other internal-use software and payments made under non-employee physician recruiting agreements of $93 million. We anticipate being able to fund future routine capital expenditures with cash flows generated from operations.

Our net cash used in financing activities was $1.5 billion for the six months ended June 30, 2016, compared to $136 million for the six months ended June 30, 2015. The increase in cash used in financing activities, in comparison to the prior year period, is primarily due to an increase in repayments of our long-term debt of $1.8 billion utilizing the cash distribution received from QHC as part of the spin-off transaction, with an offset from an increase in our long-term borrowings of $421 million, a decrease in the proceeds from our receivables facility of $60 million, a decrease in the proceeds from the exercise of stock options of $22 million and an increase in cash paid for the distribution of noncontrolling investments in joint ventures of $2 million. These increases were offset by a decrease in the cash paid to repurchase vested restricted stock for payroll tax withholding requirements of $15 million, a reduction in cash paid for deferred financing costs and other debt-related costs of $8 million and a decrease in cash paid for the distribution of noncontrolling investments in joint ventures of $1 million.

Capital Expenditures

Cash expenditures for purchases of facilities were $114 million for the six months ended June 30, 2016, compared to $27 million for the six months ended June 30, 2015. Our expenditures for the six months ended June 30, 2016 were primarily related to the purchase of two hospitals in Indiana and one hospital in Arkansas, physician practices and other ancillary services. Our expenditures for the six months ended June 30, 2015 were primarily related to physician practices and other ancillary services. No hospital acquisitions occurred during the six months ended June 30, 2015.

Excluding the cost to construct replacement hospitals, our cash expenditures for routine capital for the six months ended June 30, 2016 totaled $399 million, compared to $394 million for the six months ended June 30, 2015. These capital expenditures related primarily to the purchase of additional equipment, minor renovations and information systems infrastructure. Costs to construct replacement hospitals totaled $8 million for the six months ended June 30, 2016, compared to $80 million for the six months ended June 30, 2015. The costs to construct replacement hospitals for the six months ended June 30, 2016 represent both planning and construction costs for the replacement hospital in York, Pennsylvania. The costs to construct replacement hospitals for the six months ended June 30, 2015, included planning and construction costs for the replacement hospitals in both York, Pennsylvania and Birmingham, Alabama. Completion of the replacement hospital, Grandview Medical Center in Birmingham, Alabama, and transfer of all operations was completed on October 10, 2015.

Pursuant to a hospital purchase agreement in effect as of June 30, 2016, we have committed to build a replacement facility in York, Pennsylvania by July 2017. Construction costs, including equipment costs, for the York replacement facility are currently estimated to be approximately $125 million.

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

Capital Resources

Net working capital was approximately $2.12 billion at June 30, 2016, compared to $2.09 billion at December 31, 2015. Adjusting for the net working capital reduction attributed to the spin-off of QHC, net working capital increased by approximately $356 million between December 31, 2015 and June 30, 2016. This increase in working capital is primarily due to an increase in cash and a decrease in accounts payable, offset by an increase in employee compensation accrued liabilities and a decrease in other current assets.

We have senior secured financing under a credit facility with a syndicate of financial institutions led by Credit Suisse, as administrative agent and collateral agent. In connection with the HMA merger in 2014, we and CHS/Community Health Systems, Inc., or CHS, entered into a third amendment and restatement of its Credit Facility, providing for additional financing and recapitalization of certain of our term loans, including (i) the replacement of the revolving credit facility with a new $1.0 billion revolving facility maturing in 2019, or Revolving Facility, (ii) the addition of a new $1.0 billion Term A facility due 2019, or the Term A Facility, (iii) a Term D facility in an aggregate principal amount equal to approximately $4.6 billion due 2021 (which included certain term C loans that were converted into such Term D facility (collectively, the Term D Facility)), (iv) the conversion of certain term C loans into Term E Loans and the borrowing of new Term E Loans in an aggregate principal amount of approximately $1.7 billion due 2017 and (v) the addition of flexibility commensurate with the our post-acquisition structure. In addition to funding a portion of the consideration in connection with the HMA merger, some of the proceeds of the Term A Facility and Term D Facility were used to refinance the outstanding $637 million existing term A facility due 2016 and the $60 million of term B loans due 2014, respectively. The Revolving Facility includes a subfacility for letters of credit. On March 9, 2015, CHS entered into Amendment No. 1 and Incremental Term Loan Assumption Agreement to refinance the existing Term E Loans due 2017 into Term F Loans due 2018, in an original aggregated principal amount of $1.7 billion. On May 18, 2015, CHS entered into an Incremental Term Loan Assumption Agreement to provide for a new $1.6 billion incremental Term G facility due 2019, or Term G facility, and a new approximately $2.9 billion incremental Term H facility due 2021, or Term H facility. The proceeds of the Term G facility and Term H facility were used to repay our existing Term D facility in full. On April 29, 2016, using part of the cash generated from the QHC spin-off, we repaid approximately $190 million of our Term F Loans due 2018.

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

The Credit Facility contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting our and our subsidiaries’ ability, subject to certain exception, to, among other things, (1) declare dividends, make distributions or redeem or repurchase capital stock, (2) prepay, redeem or repurchase other debt, (3) incur liens or grant negative pledges, (4) make loans and investments and enter into acquisitions and joint ventures, (5) incur additional indebtedness or provide certain guarantees, (6) make capital expenditures, (7) engage in mergers, acquisitions and asset sales, (8) conduct transactions with affiliates, (9) alter the nature of our businesses, (10) grant certain guarantees with respect to physician practices, (11) engage in sale and leaseback transactions or (12) change our fiscal year. We and our subsidiaries are also required to comply with specified financial covenants (consisting of a maximum secured net leverage ratio and an interest coverage ratio) and various affirmative covenants. We were in compliance with all such covenants at June 30, 2016.

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

As of June 30, 2016, the availability for additional borrowings under our Credit Facility was $1.0 billion pursuant to the Revolving Facility, of which $65 million was set aside for outstanding letters of credit. We believe that these funds, along with internally generated cash and continued access to the capital markets, will be sufficient to finance future acquisitions, capital expenditures and working capital requirements during the next 12 months.

In connection with the consummation of the HMA merger, CHS issued: (i) $1.0 billion aggregate principal amount of 5 1⁄8% Senior Secured Notes due 2021, or the 2021 Senior Secured Notes, pursuant to an indenture, as supplemented, dated as of January 27, 2014, collectively, the Secured Indenture, by and among CHS, the Parent Company, the other guarantors from time to time party thereto, Regions Bank, as trustee, and Credit Suisse AG, as collateral agent, or the Collateral Agent and (ii) $3.0 billion aggregate principal amount of 6 7⁄8% Senior Notes due 2022, or the 6 7⁄8% Senior Notes, pursuant to an indenture, as supplemented, dated as of January 27, 2014, collectively, the Unsecured Indenture, by and among CHS, the Parent Company, the other guarantors from time to time party thereto, and Regions Bank, as trustee, or the Unsecured Indenture.

On November 22, 2011, CHS completed its offering of $1.0 billion aggregate principal amount of 8% Senior Notes due 2019, which were issued in a private placement. On March 21, 2012, CHS completed the secondary offering of $1.0 billion aggregate principal amount of 8% Senior Notes, which were issued in a private placement (at a premium of 102.5%). The net proceeds from these issuances were used to finance the purchase of approximately $1.85 billion aggregate principal amount of CHS’ then outstanding 8 7⁄8% Senior Notes, to pay related fees and expenses and for general corporate purposes. During the three months ended June 30, 2016, we repurchased approximately $75 million of the approximately $2 billion aggregate principal amount outstanding of the 8% Senior Notes due 2019 in open market transactions.

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

On August 17, 2012, CHS completed an underwritten public offering under our automatic shelf registration filed with the SEC of $1.6 billion aggregate principal amount of 5 1⁄8% Senior Secured Notes due 2018, or the 2018 Senior Secured Notes. Both the 2018 Senior Secured Notes and the 2021 Senior Secured Notes are secured by a first-priority lien subject to a shared lien of equal priority with certain other obligations, including obligations under the Credit Facility, and subject to prior ranking liens permitted by the indentures governing the 2018 Senior Secured Notes and the 2021 Senior Secured Notes on substantially the same assets, subject to certain exceptions, that secure CHS’ obligations under the Credit Facility. The net proceeds of the offering, together with available cash on hand, were used to finance the prepayment of $1.6 billion of the outstanding term loans due 2014 under the Credit Facility and related fees and expenses. On May 16, 2016, we completed a cash tender offer for $900 million of approximately $1.6 billion aggregate principal amount outstanding of the 2018 Senior Secured Notes.

On March 21, 2012, through certain of its subsidiaries, CHS entered into an accounts receivable loan agreement, or the Receivables Facility, with a group of lenders and banks, Credit Agricolé Corporate and Investment Bank, as a managing agent and as the administrative agent, and The Bank of Nova Scotia, as a managing agent. On March 7, 2013, CHS and certain of its subsidiaries amended the Receivables Facility to add an additional managing agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd., to increase the size of the facility from $300 million to $500 million and to extend the scheduled termination date. Additional subsidiaries also agreed to participate in the Receivables Facility as of that date. On March 31, 2014, CHS and certain of its subsidiaries amended the Receivables Facility to increase the size of the facility from $500 million to $700 million and to extend the scheduled termination date. Additional subsidiaries also agreed to participate in the Receivables Facility as of that date. On November 13, 2015, CHS and certain of its subsidiaries amended the Receivables Facility to extend the scheduled termination date and amend certain other provisions thereof. The existing and future non-self pay patient-related accounts receivable, or the Receivables, for certain hospitals of CHS and its subsidiaries serve as collateral for the outstanding borrowings under the Receivables Facility. The interest rate on the borrowings is based on the commercial paper rate plus an applicable interest rate spread. Unless earlier terminated or subsequently extended pursuant to its terms, the Receivables Facility will expire on November 13, 2017, subject to customary termination events that could cause an early termination date. CHS maintains effective control over the Receivables because, pursuant to the terms of the Receivables Facility, the Receivables are sold from certain of CHS’ subsidiaries to CHS, and CHS then sells or contributes the Receivables to a special-purpose entity that is wholly-owned by CHS. The wholly-owned special-purpose entity in turn grants security interests in the Receivables in exchange for borrowings obtained from the group of third-party lenders and banks of up to $700 million outstanding from time to time based on the availability of eligible Receivables and other customary factors. The group of third-party lenders and banks do not have recourse to CHS or its subsidiaries beyond the assets of the wholly-owned special-purpose entity that collateralizes the loan. The Receivables and other assets of the wholly-owned special-purpose entity will be available first and foremost to satisfy the claims of the creditors of such entity. The outstanding borrowings pursuant to the Receivables Facility at June 30, 2016 totaled $673 million and are classified as long-term debt on the condensed consolidated balance sheet. At June 30, 2016, the carrying amount of Receivables included in the Receivables Facility totaled approximately $1.6 billion and is included in patient accounts receivable on the condensed consolidated balance sheet.

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

As of June 30, 2016, we are currently a party to the following interest rate swap agreements to limit the effect of changes in interest rates on approximately 46.9% of our variable rate debt. On each of these swaps, we receive a variable rate of interest based on the three-month LIBOR, in exchange for the payment by us of a fixed rate of interest. We currently pay, on a quarterly basis, interest on the Revolving Facility and the Term A Facility at a rate per annum equal to LIBOR plus 2.75%. Loans in respect of the Term F Facility accrue interest at a rate per annum equal to LIBOR plus 3.25%. The Term G Loan and Term H Loan accrue interest at a rate per annum equal to LIBOR plus 2.75% and 3.00%, respectively, in the case of LIBOR borrowings, and Alternate Base Rate plus 1.75% and 2.00%, respectively, in the case of Alternate Base Rate Borrowings. The Term G Loan and the Term H Loan are subject to a 1.00% LIBOR floor and a 2.00% Alternate Base Rate floor.

Swap #	Notional Amount (in millions)	Fixed Interest Rate	Termination Date	Fair Value (in millions)
1	$300	3.447%	August 6, 2016	$1
2	100	3.401%	August 19, 2016	-
3	200	3.429%	August 19, 2016	1
4	200	3.500%	August 30, 2016	1
5	100	3.005%	November 30, 2016	1
6	200	2.055%	July 25, 2019	7
7	200	2.059%	July 25, 2019	7
8	400	1.882%	August 30, 2019	8
9	200	2.515%	August 30, 2019	8
10	200	2.613%	August 30, 2019	9
11	300	2.041%	August 30, 2020	8
12	300	2.738%	August 30, 2020	17
13	300	2.892%	August 30, 2020	18
14	300	2.363%	January 27, 2021	13
15	200	2.368%	January 27, 2021	9

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

We believe that internally generated cash flows, availability for additional borrowings under our Credit Facility of $1.0 billion (consisting of a $1.0 billion Revolving Facility, of which $65 million is set aside for outstanding letters of credit) and our ability to amend the Credit Facility to provide for one or more tranches of term loans in an aggregate principal amount of $1.5 billion, and our continued access to the capital markets will be sufficient to finance acquisitions, capital expenditures, working capital requirements, and any equity or debt repurchases or other debt repayments we may elect to make through the next 12 months. In addition, we may elect to utilize proceeds received from any dispositions of hospitals or investments to repay outstanding debt.

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

The ratio of earnings to fixed charges is a measure of our ability to meet our fixed obligations related to our indebtedness. The following table shows the ratio of earnings to fixed charges for the six months ended June 30, 2016:

Six Months Ended
June 30, 2016

	Ratio of earnings to fixed charges (1)	*

(1)	Fixed charges include interest expensed and capitalized during the year plus an estimate of the interest component of rent expense. There are no shares of preferred stock outstanding. See exhibit 12 filed as part of this Report for the calculation of this ratio.

*	For the six months ended June 30, 2016, earnings were insufficient to cover fixed charges by approximately $1.5 billion.

Off-balance Sheet Arrangements

In the past, we have utilized operating leases as a financing tool for obtaining the operations of specified hospitals without acquiring, through ownership, the related assets of the hospital and without a significant outlay of cash at the front end of the lease. We utilize the same operating strategies to improve operations at those hospitals held under operating leases as we do at those hospitals that we own. We have not entered into any operating leases for hospital operations since December 2000. At June 30, 2016, we operated two hospitals under operating leases that had an immaterial impact on our consolidated operating results. The terms of the two operating leases we currently have in place expire between December 2020 and June 2028, not including lease extension options. If we allow these leases to expire, we would no longer generate revenues nor incur expenses from these hospitals.

Noncontrolling Interests

We have sold noncontrolling interests in certain of our subsidiaries or acquired subsidiaries with existing noncontrolling interest ownership positions. As of June 30, 2016, we have hospitals in 25 of the markets we serve, with noncontrolling physician ownership interests ranging from less than 1% to 40%, including one hospital that also has a non-profit entity as a partner. In addition, we have ten other hospitals with noncontrolling interests owned by non-profit entities. Redeemable noncontrolling interests in equity of consolidated subsidiaries was $546 million and $571 million as of June 30, 2016 and December 31, 2015, respectively, and noncontrolling interests in equity of consolidated subsidiaries was $107 million and $86 million as of June 30, 2016 and December 31, 2015, respectively. The amount of net income attributable to noncontrolling interests was $26 million and $23 million for the three months ended June 30, 2016 and 2015, respectively, and $50 million and $43 million for the six months ended June 30, 2016 and 2015, respectively. As a result of the change in the Stark Law “whole hospital” exception included in the Reform Legislation, we are not permitted to introduce physician ownership at any of our wholly-owned hospital facilities or increase the aggregate percentage of physician ownership in any of our existing hospital joint ventures in excess of the aggregate physician ownership level held at the time of the adoption of the Reform Legislation.

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

Third-party Reimbursement

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. Contractual allowances are automatically calculated and recorded through our internally developed “automated contractual allowance system.” Within the automated system, payors’ historical paid claims data are utilized to calculate the contractual allowances. This data is automatically updated on a monthly basis. All hospital contractual allowance calculations are subjected to monthly review by management to ensure reasonableness and accuracy. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at operating revenues (net of contractual allowances and discounts). The process of estimating contractual allowances requires us to estimate the amount expected to be received based on payor contract provisions. The key assumption in this process is the estimated contractual reimbursement percentage, which is based on payor classification and historical paid claims data. Our automated contractual allowance system does not maintain the contractual allowance at the patient account level as it estimates an average contractual allowance by payor classification. Due to the complexities involved in these estimates, actual payments we receive could be different from the amounts we estimate and record. If the actual contractual reimbursement percentage under government programs and managed care contracts differed by 1% at June 30, 2016 from our estimated reimbursement percentage, net income for the six months ended June 30, 2016 would have changed by approximately $64 million, and net accounts receivable at June 30, 2016 would have changed by $124 million. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues and net income by an insignificant amount in each of the thee-month and six-month periods ended June 30, 2016 and 2015.

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

Collections are impacted by the economic ability of patients to pay and the effectiveness of our collection efforts. Significant changes in payor mix, business office operations, economic conditions or trends in federal and state governmental healthcare coverage could affect our collection of accounts receivable and are considered in our estimates of accounts receivable collectability. If the actual collection percentage differed by 1% at June 30, 2016 from our estimated collection percentage as a result of a change in expected recoveries, net income for the six months ended June 30, 2016 would have changed by $40 million, and net accounts receivable at June 30, 2016 would have changed by $78 million. We also continually review our overall reserve adequacy by monitoring historical cash collections as a percentage of trailing net revenue less provision for bad debts, as well as by analyzing current period net revenue and admissions by payor classification, days revenue outstanding, the composition of self-pay receivables between pure self-pay patients and the patient responsibility portion of third-party insured receivables and the impact of recent acquisitions and dispositions.

Our policy is to write-off gross accounts receivable if the balance is under $10.00 or when such amounts are placed with outside collection agencies. We believe this policy accurately reflects our ongoing collection efforts and is consistent with industry practices. We had approximately $3.8 billion and $4.0 billion at June 30, 2016 and December 31, 2015, respectively, being pursued by various outside collection agencies. We expect to collect less than 3%, net of estimated collection fees, of the amounts being pursued by outside collection agencies. As these amounts have been written-off, they are not included in our gross accounts receivable or our allowance for doubtful accounts. Collections on amounts previously written-off are recognized as a reduction to bad debt expense when received. However, we take into consideration estimated collections of these future amounts written-off in evaluating the reasonableness of our allowance for doubtful accounts.

All of the following information is derived from our hospitals, excluding clinics, unless otherwise noted.

Patient accounts receivable from our hospitals represent approximately 95% of our total consolidated accounts receivable.

Days revenue outstanding, adjusted for the impact of receivables for state Medicaid supplemental payment programs, was 63 days at both June 30, 2016 and December 31, 2015. Our target range for days revenue outstanding is from 60 to 65 days.

Total gross accounts receivable (prior to allowance for contractual adjustments and doubtful accounts) was approximately $19.5 billion as of June 30, 2016 and approximately $20.5 billion as of December 31, 2015. The approximate percentage of total gross accounts receivable (prior to contractual adjustments and the allowance for doubtful accounts) summarized by aging categories is as follows:

As of June 30, 2016:

% of Gross Receivables
Payor	0 - 90 Days	90 - 180 Days	180 - 365 Days	Over 365 Days
Medicare	15%	1%	0%	0%
Medicaid	8%	1%	1%	1%
Managed Care and Other	25%	4%	3%	2%
Self-Pay	9%	7%	12%	11%

As of December 31, 2015:

% of Gross Receivables
Payor	0 - 90 Days	90 - 180 Days	180 - 365 Days	Over 365 Days
Medicare	14%	1%	0%	0%
Medicaid	9%	2%	1%	1%
Managed Care and Other	24%	4%	3%	2%
Self-Pay	9%	7%	12%	11%

The approximate percentage of total gross accounts receivable (prior to allowances for contractual adjustments and doubtful accounts) summarized by payor is as follows:

	June 30, 2016	December 31, 2015
Insured receivables	60.8%	60.6%
Self-pay receivables	39.2	39.4

Total	100.0%	100.0%

For the hospital segment, the combined total of the allowance for doubtful accounts for self-pay accounts receivable and related allowances for other self-pay discounts and contractuals, as a percentage of gross self-pay receivables, was approximately 89% and 88% at June 30, 2016 and December 31, 2015, respectively. If the receivables that have been written-off, but where collections are still being pursued by outside collection agencies, were included in both the allowances and gross self-pay receivables specified above, the percentage of combined allowances to total self-pay receivables would have been approximately 93% and 92% at June 30, 2016 and December 31, 2015, respectively.

Goodwill and Other Intangibles

Goodwill represents the excess of the fair value of the consideration conveyed in the acquisition over the fair value of net assets acquired. Goodwill is evaluated for impairment at the same time every year and when an event occurs or circumstances change that, more likely than not, reduce the fair value of the reporting unit below its carrying value. There is a two-step method for determining goodwill impairment. Step one is to compare the fair value of the reporting unit with the unit’s carrying amount, including goodwill. If this test indicates the fair value is less than the carrying value, then step two is required to compare the implied fair value of the reporting unit’s goodwill with the carrying value of the reporting unit’s goodwill. The Company performed its last annual goodwill evaluation as of September 30, 2015. No impairment was indicated by this evaluation. The next annual goodwill evaluation will be performed as of September 30, 2016.

During the three months ended June 30, 2016, we allocated approximately $709 million of goodwill to the spin-off of QHC, including approximately $33 million of goodwill related to the former management services reporting unit and approximately $676 million of goodwill allocated from the hospital operations reporting unit based on a relative fair value calculation of the hospitals that were included in the QHC distribution. At June 30, 2016, after giving effect to the disposition of QHC and the $1.4 billion impairment charge discussed below, we had approximately $6.9 billion of goodwill recorded. Substantially all of our goodwill resides at our hospital operations reporting unit.

During the three months ended June 30, 2016, in connection with the preparation of our financial statements included in this Quarterly Report on Form 10-Q, we identified certain indicators of impairment requiring an interim goodwill impairment evaluation. Those indicators were primarily the decline in our market capitalization and fair value of long-term debt during the three months ended June 30, 2016, and a decline in our projected future earnings compared to our most recent annual evaluation. We performed a calculation of fair value in step one of the impairment test at June 30, 2016, which indicated that the carrying value of our hospital operations reporting unit exceeded its fair value. An initial step two calculation has been performed to determine the implied value of goodwill in a hypothetical purchase price allocation. We recorded a non-cash impairment charge of $1.4 billion to goodwill at June 30, 2016 based on our current best estimate of fair value and resulting implied goodwill. As allowed by generally accepted accounting principles, this amount represents an estimate of the implied goodwill in the step two evaluation until that process can be finalized, which we expect to complete during the third quarter of 2016. Any increases or decreases in the fair value and resulting implied value of goodwill will be recorded when the evaluation is complete.

We believe that this preliminary estimate of the impairment charge is reasonable and represents our best estimate of the impairment charge to be incurred. However, fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors, and it is possible that a material adjustment to the preliminary estimate incurred during the three months ended June 30, 2016, may be required as the analysis is finalized. In addition, there can be no assurance that the estimate and assumptions made for purposes of this interim goodwill impairment test will prove to be an accurate prediction of future results. Factors that could impact the final determination of fair value in connection with the completion of the goodwill impairment process noted above, or could give rise to an additional impairment charge in future periods, include a further decline in market capitalization, changes in the estimated fair values of the individual hospital assets and liabilities or changes in projected future earnings and net cash flows.

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

There have been no significant changes in our estimate of the reserve for professional liability claims during the three and six months ended June 30, 2016.

Income Taxes

We must make estimates in recording provision for income taxes, including determination of deferred tax assets and deferred tax liabilities and any valuation allowances that might be required against the deferred tax assets. We believe that future income will enable us to realize certain deferred tax assets, subject to the valuation allowance we have established.

The total amount of unrecognized benefit that would impact the effective tax rate, if recognized, was approximately $5 million as of June 30, 2016. A total of approximately $3 million of interest and penalties is included in the amount of liability for uncertain tax positions at June 30, 2016. It is our policy to recognize interest and penalties related to unrecognized benefits in our condensed consolidated statements of income as income tax expense.

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

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2014-08, which changes the requirements for reporting discontinued operations. A discontinued operation continues to include a component of an entity or a group of components of an entity, or a business activity. However, in a shift reflecting stakeholder concerns that too many disposals of small groups of assets that are recurring in nature qualified for reporting as discontinued operations, a disposal of a component of an entity or a group of components of an entity will be required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. A business or nonprofit activity that, on acquisition, meets the criteria to be classified as held for sale will still be a discontinued operation. Additional disclosures will be required for significant components of the entity that are disposed of or are held for sale but do not qualify as discontinued operations. This ASU is effective for fiscal years beginning after December 15, 2014 and is to be applied on a prospective basis for disposals or components initially classified as held for sale after that date. We adopted this ASU on January 1, 2015 and the adoption resulted in divestitures occurring subsequent to the date of adoption being included in continuing operations for the three and six months ended June 30, 2016 and 2015.

In May 2014, the FASB issued ASU 2014-09, which outlines a single comprehensive model for recognizing revenue and supersedes most existing revenue recognition guidance, including guidance specific to the healthcare industry. This ASU provides companies the option of applying a full or modified retrospective approach upon adoption. This ASU is effective for fiscal years beginning after December 15, 2017, with early adoption permitted for annual periods beginning after December 15, 2016. We expect to adopt this ASU on January 1, 2018 and are currently evaluating our plan for adoption and the impact on our revenue recognition policies, procedures and control framework and the resulting impact on our consolidated financial position, results of operations and cash flows.

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

FORWARD-LOOKING STATEMENTS

Some of the matters discussed in this Report include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “thinks,” and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include the following:

•	general economic and business conditions, both nationally and in the regions in which we operate,

•	implementation, effect of, and changes to, adopted and potential federal and state healthcare reform legislation and other federal, state or local laws or regulations affecting the healthcare industry,

•	the extent to which states support increases, decreases or changes in Medicaid programs, implement health insurance exchanges or alter the provision of healthcare to state residents through regulation or otherwise,

•	the success and long-term viability of health insurance exchanges, which may be impacted by whether a sufficient number of payors participate,

•	risks associated with our substantial indebtedness, leverage and debt service obligations, including our ability to incur additional indebtedness,

•	demographic changes,

•	changes in, or the failure to comply with, governmental regulations,

•	potential adverse impact of known and unknown government investigations, audits, and federal and state false claims act litigation and other legal proceedings,

•	our ability, where appropriate, to enter into and maintain provider arrangements with payors and the terms of these arrangements, which may be further impacted by the increasing consolidation of health insurers and managed care companies,

•	changes in, or the failure to comply with, contract terms with payors and changes in reimbursement rates paid by federal or state healthcare programs or commercial payors,

•	any potential additional impairments in the carrying value of goodwill (or changes in the estimated goodwill impairment charge incurred during the three months ended June 30, 2016, pending the completion of our goodwill evaluation process), other intangible assets, or other long-lived assets, or changes in the useful lives of other intangible assets,

•	changes in inpatient or outpatient Medicare and Medicaid payment levels,

•	the effects related to the continued implementation of the sequestration spending reductions and the potential for future deficit reduction legislation,

•	increases in the amount and risk of collectability of patient accounts receivable, including the impact of the implementation of ICD-10 and decreases in collectability which may result from, among other things, self-pay growth in states that have not expanded Medicaid and difficulties in recovering payments for which patients are responsible, including co-pays and deductibles,

•	the efforts of insurers, healthcare providers and others to contain healthcare costs, including the trend toward value-based purchasing,

•	our ongoing ability to demonstrate meaningful use of certified EHR technology and recognize income for the related Medicare or Medicaid incentive payments,

•	increases in wages as a result of inflation or competition for highly technical positions and rising supply and drug costs due to market pressure from pharmaceutical companies and new product releases,

•	liabilities and other claims asserted against us, including self-insured malpractice claims,

•	competition,

•	our ability to attract and retain, at reasonable employment costs, qualified personnel, key management, physicians, nurses and other healthcare workers,

•	trends toward treatment of patients in less acute or specialty healthcare settings, including ambulatory surgery centers or specialty hospitals,

•	changes in medical or other technology,

•	changes in U.S. GAAP,

•	the availability and terms of capital to fund additional acquisitions or replacement facilities or other capital expenditures,

•	our ability to successfully make acquisitions or complete divestitures, including the intended disposition of certain hospitals and other investments as referenced herein, our ability to complete any such acquisitions or divestitures on desired terms or at all, the timing of the completion of any such acquisitions or divestitures, and our ability to realize the intended benefits from any such acquisitions or divestitures,

•	our ability to successfully integrate any acquired hospitals, including those of HMA, or to recognize expected synergies from acquisitions,

•	the impact of seasonal severe weather conditions,

•	our ability to obtain adequate levels of general and professional liability insurance,

•	timeliness of reimbursement payments received under government programs,

•	effects related to outbreaks of infectious diseases,

•	the impact of the external, criminal cyber-attack suffered by us in the second quarter of 2014, including potential reputational damage, the outcome of our investigation and any potential governmental inquiries, the outcome of litigation filed against us in connection with this cyber-attack, the extent of remediation costs and additional operating or other expenses that we may continue to incur, and the impact of potential future cyber-attacks or security breaches,

•	the effects of the spin-off of QHC that was completed on April 29, 2016 on our business, including our ability to achieve the anticipated benefits of the spin-off, and

•	the other risk factors set forth in our 2015 Form 10-K and our other public filings with the SEC.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate changes, primarily as a result of our Credit Facility which bears interest based on floating rates. In order to manage the volatility relating to the market risk, we entered into interest rate swap agreements described under the heading “Liquidity and Capital Resources” in Part I, Item 2. We utilize risk management procedures and controls in executing derivative financial instrument transactions. We do not execute transactions or hold derivative financial instruments for trading purposes. Derivative financial instruments related to interest rate sensitivity of debt obligations are used with the goal of mitigating a portion of the exposure when it is cost effective to do so. As of June 30, 2016, our approximately $3.5 billion notional amount of interest rate swap agreements outstanding represented approximately 46.9% of our variable rate debt.

A 1% change in interest rates on variable rate debt in excess of that amount covered by interest rate swaps would have resulted in interest expense fluctuating approximately $12 million and $17 million for the three months ended June 30, 2016 and 2015, respectively, and $26 million and $33 million for the six months ended June 30, 2016 and 2015, respectively.

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

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2016 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we receive inquiries or subpoenas from state regulators, state Medicaid Fraud Control units, fiscal intermediaries, the Centers for Medicare and Medicaid Services, the Department of Justice and other government entities regarding various Medicare and Medicaid issues. In addition to the matters discussed below, we are currently responding to subpoenas and administrative demands concerning (a) certain cardiology procedures, medical records and policies at a New Mexico hospital, (b) a civil investigative demand concerning cardiology devices at a Pennsylvania hospital, (c) an inquiry regarding a sleep lab at a Louisiana hospital, (d) a subpoena regarding wound care services at one of our Florida hospitals (which appears to be related to the recently unsealed case styled U.S. ex rel. Van Raalte, v. Healogics, Inc.), (e) a subpoena concerning provider based billing status for hyperbaric oxygen therapy at one of our Tennessee hospitals, (f) a civil investigative demand concerning neonatal services at one of our Washington hospitals, (g) a subpoena concerning a physician relationship at one of our Texas hospitals and (h) a letter inquiring about a medical director for sub-acute services at our hospitals in Tucson, Arizona. In addition, we are subject to other claims and lawsuits arising in the ordinary course of our business including lawsuits and claims related to billing practices and the administration of charity care policies at our hospitals. Based on current knowledge, management does not believe that loss contingencies arising from pending legal, regulatory and governmental matters, including the matters described herein, will have a material adverse effect on the consolidated financial position or liquidity of the Company. However, in light of the inherent uncertainties involved in pending legal, regulatory and governmental matters, some of which are beyond our control, and the very large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to our results of operations or cash flows for any particular reporting period. Settlements of suits involving Medicare and Medicaid issues routinely require both monetary payments as well as corporate integrity agreements. Additionally, qui tam or “whistleblower” actions initiated under the civil False Claims Act may be pending but placed under seal by the court to comply with the False Claims Act’s requirements for filing such suits. In September 2014, the Criminal Division of the United States Department of Justice, or DOJ, announced that all qui tam cases will be shared with their Division to determine if a parallel criminal investigation should be opened. The Criminal Division has also frequently stated an intention to pursue corporations in criminal prosecutions. From time to time, we detect issues of non-compliance with Federal healthcare laws pertaining to claims submission and reimbursement practices and/or financial relationships with physicians. We avail ourselves of various mechanisms to address potential overpayments arising out of these issues, including repayment of claims, rebilling of claims, and participation in voluntary disclosure protocols offered by the Centers for Medicare and Medicaid Services and the Office of the Inspector General. Participating in voluntary repayments and voluntary disclosure protocols can have the potential for significant settlement obligations or even enforcement action.

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

Community Health Systems, Inc. Legal Proceedings

Shareholder Litigation

Class Action Shareholder Federal Securities Cases. Three purported class action cases have been filed in the United States District Court for the Middle District of Tennessee; namely, Norfolk County Retirement System v. Community Health Systems, Inc., et al., filed May 9, 2011; De Zheng v. Community Health Systems, Inc., et al., filed May 12, 2011; and Minneapolis Firefighters Relief Association v. Community Health Systems, Inc., et al., filed June 21, 2011. All three seek class certification on behalf of purchasers of our common stock between July 27, 2006 and April 11, 2011 and allege that misleading statements resulted in artificially inflated prices for our common stock. In December 2011, the cases were consolidated for pretrial purposes and NYC Funds and its counsel were selected as lead plaintiffs/lead plaintiffs’ counsel. In lieu of ruling on our motion to dismiss, the court permitted the plaintiffs to file a first amended consolidated class action complaint which was filed on October 5, 2015. Our motion to dismiss was filed on November 4, 2015 and oral argument took place on April 11, 2016. Our motion to dismiss was granted on June 16, 2016 and on June 27, 2016, Plaintiffs filed a notice of appeal to the Sixth Circuit Court of Appeals. We believe this consolidated matter is without merit and will vigorously defend this case.

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

Qui Tam Cases – Government Declined Intervention

On February 4, 2014, a redacted case then styled (Sealed Party) v. Pottstown Hospital Co., LLC d/b/a Pottstown Memorial Medical Center and Community Health Systems, Inc. was filed in the Eastern District of Pennsylvania. On May 6, 2014, the district court ordered the seal lifted. The relator is Alan E. Cooper, M.D. The complaint alleges the hospital traded on call agreements for referrals. There is no indication that the DOJ has intervened in this matter. This matter was previously reported in prior filings in the Legal Proceedings section as subpoenas to two Pennsylvania hospitals and one of our subsidiaries concerning on call agreements and physician directorships. On June 5, 2014, we filed motions to dismiss the complaint and on June 30, 2014 the relator filed his response. Oral argument occurred on October 15, 2014 and the matter was taken under advisement and discovery was stayed. Our motions to dismiss were granted with prejudice on March 13, 2015; the relator filed an appeal and oral argument on the appeal was originally set for November 20, 2015 but by order of the court was submitted on paper only. On June 10, 2016 the Third Circuit Court of Appeals upheld the dismissal of the case. Plaintiff has until September 8, 2016 to seek review by the United States Supreme Court. We will continue to vigorously defend this matter.

On May 28, 2010 a complaint was filed by a relator in the matter of U.S. ex. rel. John Underwood, et al v. Amgen, Inc. and Community Health Systems, Inc. et al. and forty-eight other non-affiliated defendants including numerous pharma companies, distributors and hospital systems. On May 11, 2016 the case was unsealed. The government declined to intervene and we have not been served at this time. The relator alleges pharma companies supplied excess biologics (over maximum dosage) characterized as “free over fill” which distributors repackaged and furnished to providers. We will vigorously defend this matter.

On July 28, 2013 a complaint was filed by a relator in the matter of U.S. ex rel. Omni Healthcare, Inc. v. U.S. Laboratory and Radiology, Inc. and Health Management Associates, Inc. et al. and six other non-affiliated defendant laboratories and skilled nursing facility systems. We were served on July 12, 2016. The government filed a Notice of Non-Intervention At This Time. The relator names only one HMA affiliated hospital in Florida and alleges generally that named laboratories and skilled nursing facilities engaged in trading discounts by the labs to the skilled nursing facilities on Medicare Part A business in exchange for referrals by the skilled nursing facilities to the laboratories of all their Medicare Part B patients. The conduct described in the complaint occurred prior to HMA acquiring its interest in the Florida hospital and we intend to seek indemnification. We will vigorously defend this matter.

Commercial Litigation and Other Lawsuits

Becker v. Community Health Systems, Inc. d/b/a Community Health Systems Professional Services Corporation d/b/a Community Health Systems d/b/a Community Health Systems PSC, Inc. d/b/a Rockwood Clinic P.S. and Rockwood Clinic, P.S. (Superior Court, Spokane, Washington). This suit was filed on February 29, 2012, by a former chief financial officer at Rockwood Clinic in Spokane, Washington. Becker claims he was wrongfully terminated for allegedly refusing to certify a budget for Rockwood Clinic in 2012. On February 29, 2012, he also filed an administrative complaint with the Department of Labor, Occupational Safety and Health Administration alleging that he is a whistleblower under Sarbanes-Oxley, which was dismissed by the agency and was appealed to an administrative law judge for a hearing that occurred on January 19-26, 2016 and is now ready for decision following the submittal of final briefing. At a hearing on July 27, 2012, the trial court dismissed Community Health Systems, Inc. from the state case and subsequently certified the state case for an interlocutory appeal of the denial to dismiss his employer and the management company. The appellate court accepted the interlocutory appeal, and it was argued on April 30, 2014. On August 14, 2014, the court denied our appeal. On October 20, 2014, we filed a petition to review the denial with the Washington Supreme Court. Our appeal was accepted and oral argument was heard on June 9, 2015. On September 15, 2015, the court denied our appeal and remanded to the trial court; a previous trial setting of September 12, 2016 has been vacated and not reset. We are vigorously defending these actions.

Eliel Ntakirutimana, M.D. and Anesthesia Healthcare Partners of Laredo, P.A., Jose Berlioz, M.D. and Jose Berlioz, M.D., P.A. d/b/a Safari Pediatrics v. Laredo Texas Hospital Company, L.P. d/b/a Laredo Medical Center, CHS/Community Health Systems, Inc., Webb Hospital Corporation, Community Health Systems Professional Services Corporation, Community Health Systems, Inc., Abraham “Abe” Martinez, Argelia “Argie” Martinez, Michael Portacci, Wayne Smith, Timothy P. Adams, and Timothy Schmidt. On December 28, 2012, two physicians and each of their professional associations, who previously contracted as independent contractors with Laredo Medical Center under contracts that could be terminated without cause upon certain written notice, filed a first amended complaint. The first amended complaint alleged claims for breaches of contracts, unjust enrichment, violation of the Texas Theft Liability Act, negligence, breach of fiduciary duty, knowing participation in breach of fiduciary duty, defamation and business disparagement, R.I.C.O., economic duress/coercion, tortious interference with contracts or prospective business relations, conspiracy, respondent superior, actual and apparent authority, ratification, vice-principal liability, and joint enterprise liability. The first amended complaint, in part, alleges facts concerning payments made by Dr. Eliel Ntakirutimana to former Laredo Medical Center CEO, Abe Martinez, who is also a defendant in the suit. On October 23, 2013, an Order staying the case until further notice was entered. On April 13, 2016 the magistrate judge entered an Order lifting the stay and set scheduling conference that was held on June 8, 2016. On July 22, 2016 we filed several motions for summary judgment. We continue to vigorously defend this matter.

Cyber Attack. As previously disclosed on a Current Report on Form 8-K filed by us on August 18, 2014, our computer network was the target of an external, criminal cyber-attack that we believe occurred between April and June, 2014. We and Mandiant (a FireEye Company), the forensic expert engaged by us in connection with this matter, believe the attacker was a foreign “Advanced Persistent Threat” group who used highly sophisticated malware and technology to attack our systems. The attacker was able to bypass our security measures and successfully copy and transfer outside the Company certain non-medical patient identification data (such as patient names, addresses, birthdates, telephone numbers and social security numbers), but not including patient credit card, medical or clinical information. We continue to work closely with federal law enforcement authorities in connection with their investigation and possible prosecution of those determined to be responsible for this attack. Mandiant has conducted a thorough investigation of this incident and continues to advise us regarding security and monitoring efforts. We have provided appropriate notification to affected patients and regulatory agencies as required by federal and state law. We are offering identity theft protection services to individuals affected by this attack.

We have incurred certain expenses to remediate and investigate this matter, and expect to continue to incur expenses of this nature in the foreseeable future. In addition, multiple purported class action lawsuits have been filed against us and certain subsidiaries. These lawsuits allege that sensitive information was unprotected and inadequately encrypted by us. The plaintiffs claim breach of contract and other theories of recovery, and are seeking damages, as well as restitution for any identity theft. On February 4, 2015, the United States Judicial Panel on Multidistrict Litigation ordered the transfer of the purported class actions pending outside of the District Court for the Northern District of Alabama to the District Court for the Northern District of Alabama for coordinated or consolidated pretrial proceedings. A consolidated complaint was filed and we filed a motion to dismiss on September 21, 2015, which was partially argued on February 10, 2016. In an oral ruling from the bench, the court greatly limited the potential class by ruling only plaintiffs with specific injury resulting from the breach had standing to sue. Further, on jurisdictional grounds, the court dismissed Community Health Systems, Inc. from all non-Tennessee based cases. Finally, the court set April 15, 2016 for further argument on whether the remaining plaintiffs have sufficiently stated a cause of action to continue their cases. On April 15, 2016 in an oral ruling from the bench, the court dismissed additional claims and following this oral ruling only eight of the forty plaintiffs remained with significant limitations imposed on their ability to assert claims for damages. Plaintiffs filled a request for interlocutory appeal from the motion to dismiss ruling and an agreed stay of discovery is in place pending the decision on the request. At this time, we are unable to predict the outcome of this litigation or determine the potential impact, if any, that could result from this litigation, but we intend to vigorously defend these lawsuits. This matter may subject us to additional litigation, potential governmental inquiries, potential reputational damage, and additional remediation, operating and other expenses.

Mounce v. Community Health Systems, Inc. This case is a purported class action lawsuit served on July 29, 2015, claiming our affiliated Arkansas hospitals violated payor contracts by allegedly improperly asserting hospital liens against third-party tortfeasors and seeking class certifications for any similarly situated plaintiffs at any affiliated Arkansas hospital. Discovery is ongoing with a cut-off date of August 19, 2016. We believe these claims are without merit and will vigorously defend the case.

Certain Legal Proceedings Related to HMA

Medicare/Medicaid Billing Lawsuits

On January 11, 2010, HMA and one of its subsidiaries were named in a qui tam lawsuit entitled U.S. ex rel. J. Michael Mastej v. Health Management Associates, Inc. et al. in the United States District Court for the Middle District of Florida, Tampa Division. The plaintiff’s complaint alleged that, among other things, the defendants erroneously submitted claims to Medicare and that those claims were falsely certified to be in compliance with Section 1877 of the Social Security Act of 1935 (commonly known as the “Stark law”) and the Anti-Kickback Statute. The plaintiff’s complaint further alleged that the defendants’ conduct violated the False Claims Act. The plaintiff seeks recovery of all Medicare and Medicaid reimbursement that the defendants received as a result of the alleged false certifications and treble damages under the False Claims Act, as well as a civil penalty for each Medicare and Medicaid claim supported by such alleged false certifications. On August 18, 2010, the plaintiff filed a first amended complaint that was similar to the original complaint. On February 23, 2011, the case was transferred to the United States District Court for the Middle District of Florida, Fort Myers Division. On May 5, 2011, the plaintiff filed a second amended complaint, which was similar to the first amended complaint. On May 17, 2011, the defendants moved to dismiss the second amended complaint for failure to state a claim with the particularity required and failure to state a claim upon which relief can be granted. On January 26, 2012, the United States gave notice of its decision not to intervene in this lawsuit. On February 16, 2012, the court granted the defendants’ motion to dismiss, without prejudice. The court’s order permitted the plaintiff to file an amended complaint. On March 8, 2012, the plaintiff filed a third amended complaint, which was similar to the first amended complaint and the second amended complaint. On March 26, 2012, the defendants moved to dismiss the third amended complaint on the same bases set forth in earlier motions to dismiss. On March 19, 2013, the United States District Court for the Middle District of Florida, Tampa Division, dismissed the third amended complaint with prejudice. On March 28, 2013, the United States of America filed a motion to clarify that the dismissal with prejudice did not relate to the United States. On April 4, 2013, the defendants filed an opposition to the United States’ motion for clarification. The Government’s motion remains pending at this time. The case was appealed by Mastej to the Eleventh Circuit Court of Appeals and on October 30, 2014 the appellate court affirmed the dismissal of part of the case and reversed the dismissal of part of the case. The relator sought further relief from the United States Supreme Court, which was denied on June 1, 2015. The case has been remanded to the district court and has been set for trial during the November 1, 2016 trial term. We have reached a tentative agreement to settle this matter.

Beginning during the week of December 16, 2013 eleven qui tam lawsuits filed by private individuals against HMA were unsealed in various United States district courts. The United States has elected to intervene in all or part of eight of these matters; namely U.S. ex rel. Craig Brummer v. Health Management Associates, Inc. et al. (Middle District Georgia) (“Brummer”); U.S. ex rel. Ralph D. Williams v. Health Management Associates, Inc. et al. (Middle District Georgia) (“Williams”); U.S. ex rel. Scott H. Plantz, M.D. et al. v. Health Management Associates, Inc., et al. (Northern District Illinois) (“Plantz”); U.S. ex rel. Thomas L. Mason, M.D. et al. v. Health Management Associates, Inc. et al. (Western District North Carolina) (“Mason”); U.S. ex rel. Jacqueline Meyer, et al. v. Health Management Associates, Inc., Gary Newsome et al. (“Jacqueline Meyer”) (District of South Carolina); U.S. ex rel. George Miller, et al. v. Health Management Associates, Inc. (Eastern District of Pennsylvania) (“Miller”); U.S. ex rel. Bradley Nurkin v. Health Management Associates, Inc. et al. (Middle District of Florida) (“Nurkin”); and U.S. ex rel. Paul Meyer v. Health Management Associates, Inc. et al. (Southern District Florida) (“Paul Meyer”). The United States has elected to intervene with respect to allegations in these cases that certain HMA hospitals inappropriately admitted patients and then submitted reimbursement claims for treating those individuals to federal healthcare programs in violation of the False Claims Act or that certain HMA hospitals had inappropriate financial relationships with physicians which violated the Stark law, the Anti-Kickback Statute, and the False Claims Act. Certain of these complaints also allege the same actions violated various state laws which prohibit false claims. The United States has declined to intervene in three of the eleven matters, namely U.S. ex rel. Anita France, et al. v. Health Management Associates, Inc. (Middle District Florida) (“France”) which involved allegations of wrongful billing and was settled; U.S. ex rel. Sandra Simmons v. Health Management Associates, Inc. et al. (Eastern District Oklahoma) (“Simmons”) which alleges unnecessary surgery by an employed physician and which was settled as to all allegations except alleged wrongful termination; and U.S. ex rel. David Napoliello, M.D. v. Health Management Associates, Inc. (Middle District Florida) (“Napoliello”) which alleges inappropriate admissions. On April 3, 2014, the Multi District Litigation Panel ordered the transfer and consolidation for pretrial proceedings of the eight intervened cases, plus the Napoliello matter, to the District of the District of Columbia under the name In Re: Health Management Associates, Inc. Qui Tam Litigation. On June 2, 2014, the court entered a stay of this matter until October 6, 2014, which was subsequently extended until February 27, 2015, May 27, 2015, September 25, 2015, January 25, 2016, May 25, 2016 and now until September 26, 2016. We intend to defend against the allegations in these matters, but have also been cooperating with the government in the ongoing investigation of these allegations. We have been in discussions with the Civil Division of the DOJ regarding the resolution of these matters. During the first quarter of 2015, we were informed the Criminal Division continues to investigate former executive-level employees of HMA and continues to consider whether any HMA entities should be held criminally liable for the acts of the former HMA employees. We are voluntarily cooperating with these inquiries and have not been served with any subpoenas or other legal process.

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

Class Action Lawsuits

On April 30, 2012, two class action lawsuits that were brought against HMA and certain of its then executive officers, one of whom was at that time also a director, were consolidated in the United States District Court for the Middle District of Florida under the caption In Re: Health Management Associates, Inc., et al. and three pension fund plaintiffs were appointed as lead plaintiffs. On July 30, 2012, the lead plaintiffs filed an amended consolidated complaint purportedly on behalf of stockholders who purchased HMA’s common stock during the period from July 27, 2009, through January 9, 2012. The amended consolidated complaint (i) alleges that HMA made false and misleading statements in certain public disclosures regarding its business and financial results and (ii) asserts claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. Among other things, the plaintiffs claim that HMA inflated its earnings by engaging in fraudulent Medicare billing practices that entailed admitting patients to observation status when they should not have been admitted at all and to inpatient status when they should have been admitted to observation status. The plaintiffs seek unspecified monetary damages. On October 22, 2012, the defendants moved to dismiss the plaintiffs’ amended consolidated complaint for failure to state a claim or plead facts required by the Private Securities Litigation Reform Act. The plaintiffs filed an unopposed stipulation and proposed order to suspend briefing on the defendants’ motion to dismiss because they intended to seek leave of court to file a proposed second amended consolidated complaint. On December 15, 2012, the court entered an order approving the stipulation and providing a schedule for briefing with respect to the proposed amended pleadings. On February 25, 2013, the plaintiffs filed a second amended consolidated complaint, which asserted substantially the same claims as the amended consolidated complaint. As of August 15, 2013, the defendants’ motion to dismiss the second amended complaint for failure to state a claim and plead facts required by the Private Securities Litigation Reform Act was fully briefed and awaiting the Court’s decision. On May 22, 2014, the court granted the motion to dismiss and on June 20, 2014 the plaintiffs appealed to the Eleventh Circuit, where oral argument was heard on February 6, 2015. On May 11, 2015, the Eleventh Circuit Court affirmed the granting of the motion to dismiss. On June 11, 2015, plaintiffs filed an application for an en banc review. On June 24, 2016 the application for en banc review was denied and Plaintiffs will have until September 22, 2016 to appeal to the United States Supreme Court. We intend to vigorously defend against the allegations in this lawsuit. We are unable to predict the outcome or determine the potential impact, if any, that could result from its final resolution.

Lopez v. Yakima Regional Medial & Cardiac Center and Toppenish Community Hospital is a class action lawsuit arising out of alleged conduct at these hospitals prior to the HMA acquisition. The suit alleges the hospitals’ charity care policies did not comply with Washington state law. The trial court has certified a class and granted partial summary judgment in favor of the plaintiffs. Damages discovery is currently underway and no trial date has been set. We intend to continue to vigorously defend against the allegations of this matter and are unable to predict the outcome or determine the potential impact, if any, that could result from final resolution.

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

Item 1A.  Risk Factors

There have been no material changes with regard to the risk factors previously disclosed in our most recent annual report in the 2015 Form 10-K.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds

The following table contains information about our purchases of common stock during the three months ended June 30, 2016.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(b)
April 1, 2016 -
April 30, 2016	-	$-	-	9,467,812
May 1, 2016 -
May 31, 2016	-	-	-	9,467,812
June 1, 2016 -
June 30, 2016	3,225	13.94	-	9,467,812

Total	3,225	$13.94	-	9,467,812

(a)	Includes 3,225 shares withheld by us to satisfy the payment of tax obligations related to the vesting of restricted stock awards.

(b)	On November 9, 2015, we announced the adoption of a new open market repurchase program for up to 10,000,000 shares of our common stock, not to exceed $300 million in repurchases. The new repurchase program will expire on the earlier of November 5, 2018, when the maximum number of shares has been repurchased, or when the maximum dollar amount has been expended. No shares were repurchased under this program during the three months ended June 30, 2016.

With the exception of a special cash dividend of $0.25 per share paid by us in December 2012, historically, we have not paid any cash dividends. Subject to certain exceptions, our Credit Facility limits the ability of our subsidiaries to pay dividends and make distributions to us, and limits our ability to pay dividends and/or repurchase stock, to an amount not to exceed $200 million in the aggregate plus an additional $25 million in any particular year plus the aggregate amount of proceeds from the exercise of stock options. The indentures governing our senior and senior secured notes also restrict our subsidiaries from, among other matters, paying dividends and making distributions to us, which thereby limits our ability to pay dividends and/or repurchase stock. The non-cash dividend of approximately $695 million we recorded during the three months ended June 30, 2016 to reflect the distribution of the net assets of QHC was a permitted transaction under our Credit Facility. As of June 30, 2016, under the most restrictive test under these agreements (and subject to certain exceptions), we have approximately $318 million remaining available with which to pay permitted dividends and/or repurchase shares of our stock or our senior and senior secured notes.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

No.		Description

2.1		Separation and Distribution Agreement, dated April 29, 2016, by and between Community Health Systems, Inc. and Quorum Health Corporation (incorporated by reference to Exhibit 2.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed April 29, 2016 (No. 001-15925))

2.2		Tax Matters Agreement, dated April 29, 2016, by and between Community Health Systems, Inc. and Quorum Health Corporation (incorporated by reference to Exhibit 2.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed April 29, 2016 (No. 001-15925))

2.3		Employee Matters Agreement, dated April 29, 2016, by and between Community Health Systems, Inc. and Quorum Health Corporation (incorporated by reference to Exhibit 2.3 to Community Health Systems, Inc.’s Current Report on Form 8-K filed April 29, 2016 (No. 001-15925))

10.1	†	Community Health Systems, Inc. 2009 Stock Option and Award Plan, as amended and restated as of March 16, 2016 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed May 19, 2016 (No. 001-15925))

12	*	Computation of Ratio of Earnings to Fixed Charges

31.1	**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase

101.LAB	*	XBRL Taxonomy Extension Label Linkbase

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith
†	Indicates a management contract or compensatory plan or arrangement

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
Kevin J. Hammons
Senior Vice President and Chief
Accounting Officer
(principal accounting officer)

Date: August 3, 2016

Index to Exhibits

No.		Description

2.1		Separation and Distribution Agreement, dated April 29, 2016, by and between Community Health Systems, Inc. and Quorum Health Corporation (incorporated by reference to Exhibit 2.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed April 29, 2016 (No. 001-15925))

2.2		Tax Matters Agreement, dated April 29, 2016, by and between Community Health Systems, Inc. and Quorum Health Corporation (incorporated by reference to Exhibit 2.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed April 29, 2016 (No. 001-15925))

2.3		Employee Matters Agreement, dated April 29, 2016, by and between Community Health Systems, Inc. and Quorum Health Corporation (incorporated by reference to Exhibit 2.3 to Community Health Systems, Inc.’s Current Report on Form 8-K filed April 29, 2016 (No. 001-15925))

10.1	†	Community Health Systems, Inc. 2009 Stock Option and Award Plan, as amended and restated as of March 16, 2016 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed May 19, 2016 (No. 001-15925))

12	*	Computation of Ratio of Earnings to Fixed Charges

31.1	**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase

101.LAB	*	XBRL Taxonomy Extension Label Linkbase

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith
†	Indicates a management contract or compensatory plan or arrangement