Form 10-K
period 2016-12-31
COMMUNITY HEALTH SYSTEMS INC
filed 2017-02-21
CIK 1108109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2016
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

Registrant’s telephone number, including area code:

(615) 465-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	New York Stock Exchange
Stock Purchase Rights	New York Stock Exchange
Contingent Value Rights	The NASDAQ Stock Market LLC

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐    NO ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $1,321,763,644. Market value is determined by reference to the closing price on June 30, 2016 of the Registrant’s Common Stock as reported by the New York Stock Exchange. The Registrant does not (and did not at June 30, 2016) have any non-voting common stock outstanding. As of February 15, 2017, there were 113,849,339 shares of common stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this annual report is incorporated by reference to portions of the Registrant’s definitive proxy statement for its 2017 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2016.

COMMUNITY HEALTH SYSTEMS, INC.

Year ended December 31, 2016

Item 1. Business of Community Health Systems, Inc.

Overview of Our Company

We are one of the largest publicly-traded hospital companies in the United States and a leading operator of general acute care hospitals and outpatient facilities in communities across the country. We were originally founded in 1986 and were reincorporated in 1996 as a Delaware corporation. We provide healthcare services through the hospitals that we own and operate and affiliated businesses in non-urban and selected urban markets throughout the United States. As of December 31, 2016, we owned or leased 155 hospitals included in continuing operations, with an aggregate of 26,222 licensed beds, comprised of 152 general acute care hospitals and three stand-alone rehabilitation or psychiatric hospitals. These hospitals are geographically diversified across 21 states, with the majority of our hospitals located in regional networks or in close geographic proximity to one or more of our other hospitals. We also owned or leased three hospitals included in discontinued operations at December 31, 2016. We generate revenues by providing a broad range of general and specialized hospital healthcare services and outpatient services to patients in the communities in which we are located. Services provided through our hospitals and affiliated businesses include general acute care, emergency room, general and specialty surgery, critical care, internal medicine, obstetrics, diagnostic, psychiatric and rehabilitation services. We also provide additional outpatient services at urgent care centers, occupational medicine clinics, imaging centers, cancer centers, ambulatory surgery centers and home health and hospice agencies. An integral part of providing these services is our network of affiliated physicians at our hospitals and affiliated businesses. As of December 31, 2016, we employed approximately 3,000 physicians and an additional 1,000 licensed healthcare practitioners. Through our management and operation of these businesses, we provide standardization and centralization of operations across key business areas; strategic assistance to expand and improve services and facilities; implementation of patient safety and quality of care improvement programs and assistance in the recruitment of additional physicians and licensed healthcare practitioners to the markets in which our hospitals are located. In a number of our markets, we have partnered with local physicians or not-for-profit providers, or both, in the ownership of our facilities. The financial information for our reportable operating segments is presented in Note 15 of the Notes to our Consolidated Financial Statements included under Part II, Item 8 of this Annual Report on Form 10-K, or Form 10-K.

Our business strategy has historically included growth by acquisition. In this regard, we have generally targeted hospitals in growing, non-urban and selected urban healthcare markets for acquisition because of their favorable demographic and economic trends and competitive conditions. Because non-urban and suburban service areas have smaller populations, there are generally fewer hospitals and other healthcare service providers in these communities and generally a lower level of managed care presence in these markets. We believe that communities with smaller populations generally view the local hospital as an integral part of the community and support less direct competition for hospital-based services. Since 2007, we have substantially increased the size of our business and the number of hospitals we operate through the acquisitions of hospitals from Triad Hospitals, Inc., or Triad, and Health Management Associates, Inc., or HMA. Our growth strategy has also included developing or acquiring select physician practices, physician-owned ancillary service providers and other outpatient capabilities in markets where we already had a hospital presence. More recently, our efforts have focused on creating regional networks in select urban markets. We believe opportunities exist for skilled, disciplined operators to create networks between urban and non-urban hospitals while improving physician alignment in both markets and making the hospitals more attractive to managed care.

We have been implementing a portfolio rationalization and deleveraging strategy by divesting hospitals and non-hospital businesses that are attractive to strategic and other buyers. Generally, these businesses are not in one of our strategically beneficial service areas, are less complementary to our business strategy and/or have lower operating margins. More recently, in connection with our announced divestiture initiative, strategic buyers have made offers to buy certain of our assets. Through consideration of these offers we have divested or may divest hospitals and non-hospital businesses when we find such offers to be attractive and in line with our operating strategy. In addition, we expect to return to our acquisition strategy when our portfolio rationalization and deleveraging strategy has been sufficiently completed.

On January 27, 2014, we completed the acquisition of HMA for approximately $7.3 billion, including the assumption of approximately $3.8 billion of indebtedness, which is referred to in this report as the HMA merger. Additional details regarding the HMA merger are set forth in the Executive Overview section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II, Item 7 of this Annual Report on Form 10-K.

On April 29, 2016, we completed a spin-off of 38 hospitals and Quorum Health Resources, LLC, or QHR (our subsidiary through which we provided management advisory and consulting services to non-affiliated general acute care hospitals located throughout the United States), into Quorum Health Corporation, or QHC, and distributed, on a pro rata basis, all of the shares of QHC common stock to our stockholders of record as of April 22, 2016. These stockholders received one share of QHC common stock for every four shares of our common stock held as of the record date plus cash in lieu of any fractional shares. The transaction was structured to be generally tax free to us and our stockholders. In recognition of the spin-off, we recorded a non-cash dividend of approximately $713 million during the year ended December 31, 2016, representing the net assets of QHC distributed to our stockholders. Following the spin-off, QHC became an independent public company with its common stock listed for trading under the symbol “QHC” on the New York Stock Exchange. Financial and statistical data reported in this Form 10-K include QHC operating results through the spin-off date. Same-store operating results and statistical data exclude information for the hospitals divested in the spin-off of QHC in the years ended December 31, 2016, and for the comparable periods in 2015 and 2014.

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

As initially disclosed on September 19, 2016, with the assistance of advisors, we are exploring a variety of options with financial sponsors, as well as other potential alternatives. These discussions are ongoing. There can be no certainty that the exploration will result in any kind of transaction. We do not expect to make further public comment regarding these matters while the exploration process takes place unless and until we otherwise deem further public comment is appropriate or required.

In addition, our Board of Directors adopted a Stockholder Protection Rights Agreement on October 3, 2016. The Stockholder Protection Rights Agreement will not prevent our takeover, but may cause substantial dilution to a person or group that acquires 15% or more of our common stock, which may inhibit or render more difficult a merger, tender offer or other business combination involving us that is not supported by our Board of Directors. The Stockholder Protection Rights Agreement will expire on April 1, 2017.

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

We also make available free of charge, through the investor relations section of our website, our By-laws, our Governance Guidelines, our Code of Conduct and the charters of our Audit and Compliance Committee, Compensation Committee and Governance and Nominating Committee.

We have included the Chief Executive Officer and the Chief Financial Officer certifications regarding the public disclosure required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Form 10-K.

Our Business Strategy

Our objective is to increase shareholder value by providing high-quality patient care using cost effective and efficient operations. The key elements of our business strategy to achieve this objective are to:

•	expand and strengthen regional networks,

•	increase revenue at our facilities,

•	increase productivity and operating efficiency,

•	improve patient safety and quality of care,

•	rationalize our portfolio through divestitures of hospitals and non-hospital businesses, and

•	grow through selective acquisitions.

Expand and Strengthen Regional Networks

We believe opportunities exist in select urban markets to create networks between urban hospitals and non-urban hospitals in order to expand the breadth of services offerings in the non-urban hospitals while improving alignment in these markets and making them more attractive to managed care.

Currently, 74 of our hospitals operate in 11 unique regional networks, which are comprised of one or more larger hospitals with smaller hospitals located in nearby communities. Within each regional network, we leverage the network’s brand and local scale to expand our continuum of care, enhance access to our facilities, provide a more integrated service offering and reduce costs through increased operating efficiencies. Additionally, 34 of our hospitals operate in close geographic proximity to one or more of our other hospitals in 13 geographic areas. For these hospitals, we seek to develop or expand similar specialty services and outpatient services as our regional networks to yield high patient and physician satisfaction, improve revenue and gain operational efficiencies. As of December 31, 2016, we estimate that approximately 70% of our facilities are located in regional networks or are in close proximity to another CHS hospital.

Increase Revenue at Our Facilities

Overview. We are implementing a strategy to expand and rationalize service lines. We believe this focused, service line strategy facilitates better capital allocation, and drives volume, acuity and rate growth in desirable areas. In addition, we are expanding the medical services we provide through the recruitment of additional primary care physicians and specialists. We also work with local hospital boards, management teams and medical staffs to determine the number and type of additional physician specialties needed. In recent years, we have built through acquisitions and consolidation several major networks of affiliated hospitals in key states in which we operate. We believe these hospital networks allow us to provide more integrated services and maximize the usage of our strong physician base.

Our initiatives to increase revenue include:

•	recruiting and/or employing additional primary care physicians and specialists,

•	expanding patient access points and the breadth of services offered at our hospitals, our affiliated businesses and in the communities in which we operate, through targeted capital expenditures and physician alignment to support the addition of more convenient or complex services, including orthopedics, cardiovascular services, urology and urgent care,

•	providing the capital to invest in technology and the physical plant at our facilities, particularly in our emergency rooms, surgery departments, critical care departments and in diagnostic services, and

•	executing select managed care contracts through a centrally managed review process.

Physician Recruiting. The primary method of adding or expanding medical services is the recruitment of new primary care physicians and specialists into the community. A core group of primary care physicians is necessary as an initial contact point for all local healthcare. The addition of specialists who offer services, including general surgery, obstetrics and gynecology, cardiovascular services, orthopedics and urology, completes the full range of medical and surgical services required to meet a community’s core healthcare needs. At the time we acquire a hospital, and from time to time thereafter, we identify the healthcare needs of the community in which such hospital is located by analyzing demographic data and patient referral trends. As a result of this analysis, we are able to determine what we believe to be the optimum mix of primary care physicians and specialists. We employ recruiters at the corporate level to support the local hospital managers in their recruitment efforts. In some markets, we employ physicians, often acquiring their practice at the onset of the arrangement. We have increased the number of physicians affiliated with us through our recruiting and employment efforts. The percentage of recruited or employed physicians commencing practice with us that were specialists was over 70% in 2016. However, most of the physicians in our communities remain in private practice and are not our employees. We believe we have been successful in recruiting and employing physicians because of the practice opportunities afforded physicians in our markets, as well as lower managed care penetration as compared to larger urban areas.

Expansion of Services and Capital Investment. In an effort to better meet the healthcare needs of the communities we serve and to capture a greater portion of the healthcare spending in our markets, we have added a broad range of services to our facilities and, in certain markets, acquired physician practices to broaden our service offerings. These services range from various types of diagnostic equipment capabilities to additional and renovated emergency rooms, surgical and critical care suites and specialty services. We have concentrated our focus on expanding our service lines to those service offerings that we believe have the greatest growth potential, including orthopedics, neuroscience, cardiovascular care, women’s health and cancer care. We have been able to expand these service lines through providing additional access points separate from the traditional hospital service location, the maximization of physician practice utilization, creation of free-standing emergency departments, joint venture partnerships with third-party urgent care, diagnostic, imaging and other retail service locations, expansion of outside diagnostic and surgery center locations, and advancing tele-health strategies. Focused initiatives in these areas are intended to provide quicker access to care in a lower cost setting, increase the number of patient transfer centers to better coordinate care, and implement digital health solutions to improve patient engagement and satisfaction. Some of these initiatives include:

•	expanding our orthopedic program and creating a more standardized process of orthopedic care;

•	expanding and renovating existing emergency rooms to improve service and reduce waiting times;

•	increasing the number of patient transfer centers to better coordinate care among our physicians, hospitals and outpatient centers. Transfer centers enable patients to be transported to facilities that provide the services they need in our hospitals; and

•	leveraging digital tools to create virtual access points and improve our patient and physician experiences. These digital solutions use clinical protocols and analytics to drive patient outreach for scheduling appointments, assist with referral management to keep patients in-network when possible and provide post care follow-up, including treatment plans, health education, prescription reminders and prevention screening. We also have introduced a tool that enables patients to compare pricing for select outpatient services among our facilities and those of competitors in our markets.

In addition to these initiatives, we believe our investment in expanding our footprint through free-standing emergency departments, ambulatory surgery centers and urgent care centers will generate increased revenues and earnings from businesses with higher growth and operating margins. We believe that appropriate capital investments in our outpatient facilities combined with the development of our service capabilities will increase patient retention while providing an attractive return on investment.

We spent approximately $192 million on 93 major construction projects that were completed in 2016. These projects included new emergency rooms, cardiac catheterization laboratories, hospital additions and surgical suites as well as improvements to various diagnostic and other inpatient and outpatient service capabilities. We also employ a small group of clinical consultants at our corporate headquarters to assist the hospitals in their development of surgery, emergency, critical care, cardiovascular and hospitalist services. In addition to spending capital on expanding services at our existing hospitals, we also build replacement facilities in certain markets to better meet the healthcare needs in those communities. In 2015, we completed Grandview Medical Center, a replacement hospital in Birmingham, Alabama. Transfer of all operations to this new facility was completed on October 10, 2015. As part of an acquisition in 2012, we agreed to build a replacement hospital in York, Pennsylvania by July 2017. The total cost of the replacement hospital in York, Pennsylvania is estimated to be $125 million. In 2016, we spent $12 million on the construction project related to the York replacement hospital. In 2015, we spent $123 million on construction projects related to the Birmingham and York replacement hospitals.

Managed Care Strategy. Managed care continues to grow in the United States as health plans expand service areas and membership in an attempt to control rising medical costs. As we service primarily non-urban markets, we do not have significant relationships with individual managed care organizations, including Medicare Advantage. We have responded to the growth in managed care with a proactive and carefully considered strategy developed specifically for each of our facilities. Our experienced corporate managed care department reviews and approves all managed care contracts, which are organized and monitored using a central database. The primary mission of this department is to select and evaluate appropriate managed care opportunities, manage existing reimbursement arrangements and negotiate increases in reimbursement. Generally, we do not intend to enter into capitated or risk sharing contracts. However, some purchased hospitals have risk sharing contracts at the time we acquire them. We seek to discontinue these contracts to eliminate risk retention related to payment for patient care. We do not believe that we have, at the present time, any risk sharing contracts that would have a material impact on our results of operations.

Increase Productivity and Operating Efficiency

Overview. We focus on improving operating efficiency to enhance our operating margins. We seek to implement cost containment programs and adhere to operating philosophies that focus on standardizing and centralizing our methods of operation and management, including:

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

In addition, each of our hospital management teams is supported by our centralized operational, reimbursement, regulatory and compliance expertise, as well as by our senior management team that has substantial industry knowledge and a proven track record of operations success in the hospital industry. Our chief executive officer and chief financial officer each have over 30 years of experience in the healthcare industry and have worked together since 1973. Our five division presidents have each worked at the Company for many years and average 21 years of experience in hospital and division executive roles. Additionally, we have recently made several key external hires to further strengthen our senior management team.

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

•	Billing and Collections. We have adopted standard policies and procedures with respect to billing and collections. We have also automated and standardized various components of the collection cycle, including statement and collection letters and the movement of accounts through the collection cycle. Upon completion of an acquisition, our management information systems team converts the hospital’s existing information system to our standardized system. This enables us to quickly implement our business controls and cost containment initiatives. Additionally, we have consolidated local billing and collection functions into six centralized business offices and have completed the transition of our hospitals to this new system and have started to benefit from lower patient denials, underpayment recoveries and reduced operating expenses.

•	Physician Support. We support our newly recruited physicians to enhance their transition into our communities. All newly recruited physicians who enter into contracts with us participate in an online orientation that covers issues related to starting up or joining a practice. For our employed physicians, we are leveraging software solutions that monitor physician practice performance. We have also implemented programs to improve physician workflow, reduce physician turnover, optimize staffing at physician clinics and standardize onboarding processes.

•	Procurement and Materials Management. We have standardized and centralized our operations with respect to medical supplies, equipment and pharmaceuticals used in our hospitals. We have a participation agreement with HealthTrust Purchasing Group, L.P., or HealthTrust, a group purchasing organization, or GPO. HealthTrust contracts with certain vendors who supply a substantial portion of our medical supplies, equipment and pharmaceuticals. The current term of our agreement with HealthTrust expires in January 2018, with automatic renewal terms of one year unless either party terminates by giving notice of non-renewal.

•	Facilities Management. We have standardized interiors, lighting and furniture programs. We have also implemented a standard process to initiate, evaluate and complete construction projects. Our corporate staff monitors all construction projects, and reviews and pays all construction project invoices. Our initiatives in this area have reduced our construction costs and shortened our project completion times while maintaining the same high level of quality.

•

Other Initiatives.  We have also improved efficiency and productivity by implementing standard programs with respect to ancillary services in various areas, including emergency rooms, pharmacy, laboratory, imaging, home care, skilled nursing, centralized outpatient scheduling and health information management. Moreover, we have implemented initiatives intended to realize employee benefit savings on medical benefits, prescription services and high medical claims and to reduce overtime and use of temporary staffing to align with patient admissions. We work to identify and communicate best practices and monitor these improvements throughout the Company.

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

We maintain an emphasis on patient safety, the provision of quality care and improving clinical outcomes. We understand that high levels of quality are only achieved with a company-wide focus that embraces patient, physician and employee satisfaction and continual, systematic clinical improvements. We believe that a focus on continuous improvement yields the best results for patients, reduces risk and improves revenue through achievement of quality measures. We have developed and implemented programs to support and monitor patient safety and quality of care that include:

•	standardized data and benchmarks to monitor hospital performance and quality improvement efforts;

•	recommended policies and procedures based on the best medical and scientific evidence as well as training on evidence-based tools for improving patient, physician and employee satisfaction;

•	leveraging of technology and sharing of evidence-based clinical best practices;

•	training programs for hospital management and clinical staff regarding regulatory and reporting requirements; and

•	implementation of specific leadership methods and error-prevention tools to create safer care environments for patients and staff.

As a result of these efforts, we have made significant progress in patient safety and clinical quality.

In 2011, we established a component patient safety organization, or PSO, which was listed by the U.S. Department of Health and Human Services Agency for Healthcare Research and Quality on January 11, 2012. We believe our PSO has assisted, and will continue to assist, us in improving patient safety at our hospitals. The PSO was recertified in 2014 through 2018.

Divestiture and Acquisition Strategy

Divestiture and Acquisition Criteria. Acquisitions have been a core part of our growth strategy historically. We have been implementing a portfolio rationalization and deleveraging strategy by divesting hospitals and non-hospital businesses that are attractive to strategic and other buyers. Generally, these businesses are not in one of our strategically beneficial service areas, are less complementary to our business strategy and/or have lower operating margins. In addition to the spin-off of the 38 facilities to QHC which was completed in April 2016 as noted above, in 2016 we divested two facilities and an 80% ownership interest in our home care division, which, as of December 31, 2016, owned and operated 74 licensed home care agencies and 15 licensed hospice agencies. For additional information regarding potential additional dispositions, see the Executive Overview of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II, Item 7 of this Form 10-K.

Although we are not actively pursuing hospital acquisition opportunities at this time, we have continued to invest capital strategically in selected physician practice and ancillary service locations that will enhance the service lines and patient access points for our existing hospitals. We intend to focus again on hospital acquisitions once our portfolio rationalization has been sufficiently completed, and, at that time return to a disciplined and targeted approach to hospital acquisitions and seek opportunities that are complementary to our existing markets or represent new markets that fit our operating criteria. At that time, we may pursue acquisition candidates that:

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

In 2016 we acquired three hospitals located in Fayetteville, Arkansas; La Porte, Indiana and Knox, Indiana. We believe that our access to capital, reputation for providing quality care and ability to recruit physicians makes us an attractive partner for these communities. No hospital acquisitions closed during 2015.

On January 27, 2014, we completed the merger with HMA, which at the time of acquisition owned or leased 71 hospitals. In addition to the HMA hospitals, during 2014 we acquired four other hospitals located in Ocala, Florida; Sharon, Pennsylvania; Natchez, Mississippi; and Gaffney, South Carolina.

Acquisition Efforts. A key part of our strategy has involved establishing a broader presence in our states and markets of operation and expanding and strengthening our regional networks where appropriate. Apart from our acquisition of Triad hospitals in 2007 and HMA in 2014, most of the hospitals that we have acquired have been municipal or other not-for-profit hospitals. We believe that our access to capital, ability to recruit physicians and reputation for providing quality care make us an attractive partner for these communities. In addition, we have found that communities located in states where we already operate a hospital are more receptive to our acquiring their hospitals, because they are aware of our operating track record with respect to our other hospitals within the state.

At the time we have acquired a hospital, we may commit to an amount of capital expenditures, such as a replacement facility, renovations, or equipment over a specified period of time.

Pursuant to a hospital purchase agreement in effect as of December 31, 2016, we have committed to build replacement facilities in both La Porte, Indiana and Knox, Indiana by March 2021. Construction costs, including equipment costs, for the La Porte and Knox replacement facilities are currently estimated to be approximately $125 million and $15 million, respectively. No costs have been incurred to date on those facilities. Additionally, we are required to build a replacement facility in York, Pennsylvania by July 2017. Estimated construction costs, including equipment costs, are approximately $125 million for this replacement facility, of which approximately $17 million has been incurred to date. Under other purchase agreements in effect as of December 31, 2016, we have committed to spend $464 million, generally over a five to seven year period after acquisition, for costs such as capital improvements, equipment, selected leases and physician recruiting. Through December 31, 2016, we have incurred approximately $209 million related to these commitments.

Industry Overview

According to the Centers for Medicare & Medicaid Services, or CMS, national healthcare expenditures in 2016 are projected to have grown 4.8% to approximately $3.4 trillion. In addition, these CMS projections, published 2017, indicate that total U.S. healthcare spending will grow at an average annual rate of 5.9% for 2018 through 2019 and by an average of 5.8% annually from 2020 through 2025. However, these projections do not take into account initiatives, programs or other developments that may result from the 2016 federal elections, including any potential significant modifications to or repeal of the Affordable Care Act. CMS also projected that total U.S. healthcare annual expenditures will exceed $5.5 trillion by 2025, accounting for approximately 19.9% of the total U.S. gross domestic product. CMS expects healthcare spending to be largely influenced by changes in economic growth and population aging, and anticipates faster growth in medical prices.

Hospital services, the market within the healthcare industry in which we primarily operate, is the largest single category of healthcare expenditures. In 2016, hospital care expenditures are projected to have grown 4.9%, amounting to over $1 trillion. CMS estimates that the hospital services category will exceed $1.1 trillion in 2017, and projects growth in this category at an average of 5.5% annually from 2016 through 2025.

U.S. Hospital Industry. The U.S. hospital industry is broadly defined to include acute care, rehabilitation and psychiatric facilities that are either public (government owned and operated), not-for-profit private (religious or secular), or for-profit institutions (investor owned). According to the American Hospital Association, there are 4,800 community hospitals in the U.S. which are not-for-profit owned, investor owned, or state or local government owned. Of these hospitals, nearly 40% are located in non-urban communities. We believe that a majority of these hospitals are owned by not-for-profit or governmental entities. These facilities offer a broad range of healthcare services, including internal medicine, general surgery, cardiology, oncology, orthopedics, OB/GYN and emergency services. In addition, hospitals offer other ancillary services, including psychiatric, diagnostic, rehabilitation, home care and outpatient surgery services.

Urban vs. Non-Urban Hospitals. According to the U.S. Census Bureau, 19.3% of the U.S. population lives in communities designated as non-urban. In these non-urban communities, hospitals are typically the primary source of healthcare. In many cases a single hospital is the only provider of general healthcare services in these communities.

Factors Affecting Performance. Among the many factors that can influence a hospital’s financial and operating performance are:

•	facility size and location,

•	facility ownership structure (i.e., tax-exempt or investor owned),

•	a facility’s ability to participate in GPOs, and

•	facility payor mix.

Patients needing the most complex care are more often served by the larger and/or more specialized urban hospitals. We believe opportunities exist in selected urban markets to create networks between urban hospitals and non-urban hospitals in order to expand the breadth of services offered in the non-urban hospitals while improving physician alignment in those markets and making them more attractive to managed care organizations.

Hospital Industry Trends

Demographic Trends. According to the U.S. Census Bureau, in 2015, there were approximately 48 million Americans aged 65 or older in the U.S. comprising approximately 14.9% of the total U.S. population. By the year 2030, the number of Americans aged 65 or older is expected to climb to 72 million, or 19.3% of the total population. Due to the increasing life expectancy of Americans, the number of people aged 85 years and older is also expected to increase from 6 million in 2015 to 9 million by the year 2030. This increase in life expectancy will increase demand for healthcare services and, as importantly, the demand for innovative, more sophisticated means of delivering those services. Hospitals, as the largest category of care in the healthcare market, will be among those impacted most directly by this increase in demand. Based on data compiled for us, the populations of the service areas where our hospitals are located grew 4.6% from 2011 to 2016 and are expected to grow by 4.3% from 2016 to 2021. The number of people aged 65 or older in these service areas grew by 17.7% from 2011 to 2016 and is expected to grow by 17.4% from 2016 to 2021. People aged 65 or older comprised 17.1% of the total population in our service areas in 2016, yet they could comprise 19.3% of the total population in our service areas by 2021.

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

The payor industry is also consolidating and acquiring health services providers in an effort to offer more expansive, competitive programs.

Trends in Payment for Healthcare Services. As discussed in more detail in the Government Regulation section of this Form 10-K, the impact of healthcare reform legislation, combined with the growing financial and economic pressures on the healthcare industry, has resulted in challenges to traditional reimbursement trends. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively, the Affordable Care Act, has encouraged the adoption of new payment models that emphasize cost effective delivery of care and quality of outcomes. Although health insurance coverage has expanded, patients may face higher deductibles and increased co-payment requirements, which may result in greater write-offs of uncollectible amounts from those patients.

Shift to Outpatient Services. Because of the growing availability of stand-alone outpatient healthcare facilities and the increase in the services that are able to be provided at these locations, many individuals are seeking a broader range of services at outpatient facilities. This trend has contributed to an increase in outpatient services while inhibiting the growth of inpatient admissions.

Selected Operating Data

The following table sets forth operating statistics for our hospitals for each of the years presented, which are included in our continuing operations. Statistics for 2016 include a full year of operations for 152 hospitals and partial periods for three hospitals acquired during the year reflecting the operations of these hospitals following the completion of the acquisition. Statistics for 2015 include a full year of operations for 194 hospitals. Statistics for 2014 include a full year of operations for 127 hospitals and partial periods for 70 hospitals acquired during the year reflecting the operations of these hospitals following the completion of the acquisition. Statistics for hospitals included in discontinued operations are excluded from all periods presented.

	Year Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Consolidated Data
Number of hospitals (at end of period)	155	194	197
Licensed beds (at end of period)(1)	26,222	29,853	30,137
Beds in service (at end of period)(2)	23,229	26,312	27,000
Admissions(3)	857,412	940,292	924,557
Adjusted admissions(4)	1,867,348	2,038,103	1,969,770
Patient days(5)	3,832,104	4,175,214	4,091,183
Average length of stay (days)(6)	4.5	4.4	4.4
Occupancy rate (beds in service)(7)	43.1%	43.3%	43.8%
Net operating revenues	$18,438	$19,437	$18,639
Net inpatient revenues as a % of net patient revenues before provision for bad debts	43.2%	42.8%	43.9%
Net outpatient revenues as a % of net patient revenues before provision for bad debts	56.8%	57.2%	56.1%
Net (loss) income attributable to Community Health Systems Inc. stockholders	$(1,721)	$158	$92
Net (loss) income attributable to Community Health Systems Inc. stockholders as a % of net operating revenues	(9.3)%	0.8%	0.5%
Adjusted EBITDA(8)	$2,225	$2,670	$2,777
Adjusted EBITDA as a % of net operating revenues(8)	12.1%	13.7%	14.9%
Liquidity Data
Net cash flows provided by operating activities	$1,137	$921	$1,615

	Year Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Net cash flows provided by operating activities as a % of net operating revenues	6.2%	4.7%	8.7%
Net cash flows provided by (used in) investing activities	$630	$(1,051)	$(4,351)
Net cash flows (used in) provided by financing activities	$(1,713)	$(195)	$2,872

	Year Ended December 31,		(Decrease)
	2016	2015	Increase
	(Dollars in millions)
Same-Store Data(9)
Admissions(3)	818,559	834,383	(1.9)%
Adjusted admissions(4)	1,773,093	1,782,134	(0.5)%
Patient days(5)	3,678,397	3,752,264
Average length of stay (days)(6)	4.5	4.5
Occupancy rate (beds in service)(7)	43.4%	44.3%
Net operating revenues	$17,481	$17,248	1.4%
Income from operations	$1,069	$1,498	(28.6)%
Income from operations as a % of net operating revenues	6.1%	8.7%
Depreciation and amortization	$1,045	$1,030
Equity in earnings of unconsolidated affiliates	$(14)	$(11)

(1)	Licensed beds are the number of beds for which the appropriate state agency licenses a facility regardless of whether the beds are actually available for patient use.

(2)	Beds in service are the number of beds that are readily available for patient use.

(3)	Admissions represent the number of patients admitted for inpatient treatment.

(4)	Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by multiplying admissions by gross patient revenues and then dividing that number by gross inpatient revenues.

(5)	Patient days represent the total number of days of care provided to inpatients.

(6)	Average length of stay (days) represents the average number of days inpatients stay in our hospitals.

(7)	We calculated occupancy rate percentages by dividing the average daily number of inpatients by the weighted-average number of beds in service.

(8)

EBITDA is a non-GAAP financial measure which consists of net (loss) income attributable to Community Health Systems, Inc. before interest, income taxes, depreciation and amortization. Adjusted EBITDA, also a non-GAAP financial measure, is EBITDA adjusted to add back net income attributable to noncontrolling interests and to exclude the effect of discontinued operations, loss from early extinguishment of debt, impairment and (gain) loss on sale of business, gain on sale of investments in unconsolidated affiliates, acquisition and integration expenses from the acquisition of HMA, expense incurred related to the spin-off of QHC, expense incurred related to the sale of a majority ownership interest in our home care division, expense related to government and other legal settlements and related costs, and (income) expense from fair value adjustments on the CVR agreement liability accounted for at fair value related to the HMA legal proceedings, and related legal expenses. We have from time to time sold noncontrolling interests in certain of our subsidiaries or acquired subsidiaries with existing noncontrolling interest ownership positions. We believe that it is useful to present Adjusted EBITDA because it adds back the portion of EBITDA attributable to these third-party interests and clarifies for investors our portion of EBITDA generated by continuing operations. We now report Adjusted EBITDA as a measure of financial performance rather than as a liquidity measure. Adjusted EBITDA is a key measure used by our management to assess the operating performance of our hospital operations and to make decisions on the allocation of resources. Adjusted EBITDA is also used to evaluate the performance of our executive management team and is one of the primary targets used to determine short-term cash incentive compensation. In addition, our management utilizes Adjusted EBITDA in assessing our consolidated results of operations and operational performance and in comparing our results of operations between periods. We believe it is useful to provide investors and other users of our financial statements this performance measure to align with how management assesses our results of operations. Adjusted EBITDA also is comparable to a similar metric called Consolidated EBITDA, as defined in our senior secured credit facility, which is a key component in the determination of our compliance with some of the covenants under our senior secured credit facility (including our ability to service debt and incur capital expenditures), and is used to determine the interest rate and commitment fee payable under the senior secured credit facility (although Adjusted EBITDA does not include all of the adjustments described in the senior secured credit facility). For further discussion of Consolidated EBITDA and how that measure is utilized in the calculation of our debt covenants, see the Capital Resources section of Part II, Item 7 of this Form 10-K.

Adjusted EBITDA is not a measurement of financial performance under U.S. generally accepted accounting principles, or GAAP. It should not be considered in isolation or as a substitute for net income, operating income, or any other performance measure calculated in accordance with U.S. GAAP. The items excluded from Adjusted EBITDA are significant components in understanding and evaluating financial performance. We believe such adjustments are appropriate as the magnitude and frequency of such items can vary significantly and are not related to the assessment of normal operating performance. Additionally, our calculation of Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.

The following table reflects the reconciliation of adjusted EBITDA, as defined, to net (loss) income attributable to Community Health Systems, Inc. stockholders as derived directly from our Consolidated Financial Statements for the years ended December 31, 2016, 2015 and 2014 (in millions):

	Year Ended December 31,
	2016	2015	2014
Net (loss) income attributable to Community Health
Systems, Inc. stockholders	$(1,721)	$158	$92
Adjustments:
(Benefit from) provision for income taxes	(104)	116	82
Depreciation and amortization	1,100	1,172	1,106
Net income attributable to noncontrolling interests	95	101	111
Loss from discontinued operations	15	36	57
Amortization of software to be abandoned	-	-	75
Interest expense, net	962	973	972
Loss from early extinguishment of debt	30	16	73
Impairment and (gain) loss on sale of businesses, net	1,919	68	41
Gain on sale of investments in unconsolidated affiliates	(94)	-	-
Expenses related to the acquisition and integration of HMA	-	1	69
Expense from government and other legal settlements and related costs	16	4	105
(Income) expense from fair value adjustments and legal expenses related to cases covered by the CVR	(6)	8	(6)
Expenses related to the sale of a majority interest in home care division	1	-	-
Expenses related to the spin-off of Quorum
Health Corporation	12	17	-

Adjusted EBITDA	$2,225	$2,670	$2,777

(9)	Same-store operating results and statistical data exclude information for the hospitals divested in the spin-off of QHC in both the year ended December 31, 2016 and the comparable periods in 2015 and 2014. Same-store operating results include former HMA hospitals for the periods from January 1 through December 31, 2016, 2015 and 2014, as if such hospitals were owned during each of these comparable periods. For all hospitals owned throughout both periods, the same-store operating results and statistical data reflects the indicated periods. The same-store information does not reflect the application of purchase accounting adjustments as if the HMA merger had been completed on January 1, 2014. Therefore, this information is not intended to present pro forma information prepared under the guidelines of Articles 3-05 and 11 of the SEC. However, management believes the information provides investors with useful information about the hospital admissions, adjusted admissions and net operating revenues had the HMA facilities been owned for the indicated periods. This same-store information for the hospitals acquired in the HMA merger for the period from January 1 through December 31, 2014 is non-GAAP financial information and may not be comparable to the information provided for the comparable 2015 period due to the aforementioned purchase accounting adjustments not having been applied. In addition, same-store comparisons exclude our hospitals that have previously been classified as discontinued operations for accounting purposes.

Sources of Revenue

We receive payment for healthcare services provided by our hospitals from:

•	the federal Medicare program,

•	state Medicaid or similar programs,

•	healthcare insurance carriers, health maintenance organizations or “HMOs,” preferred provider organizations or “PPOs,” and other managed care programs, and

•	patients directly.

The following table presents the approximate percentages of operating revenues, net of contractual allowances and discounts (but before provision for bad debts), by payor source for the periods indicated. The data for the years presented are not strictly comparable due to the effect that hospital acquisitions have had on these statistics.

	Year Ended December 31,
	2016	2015	2014
Medicare	23.9%	24.1%	24.7%
Medicaid	10.5	11.2	10.8
Managed Care and other third-party payors	53.4	52.4	51.5
Self-pay	12.2	12.3	13.0

Total	100.0%	100.0%	100.0%

As reflected above, we receive a substantial portion of our revenues from the Medicare and Medicaid programs. Included in Managed Care and other third-party payors is operating revenues from insurance companies with which we have insurance provider contracts, Medicare managed care, insurance companies for which we do not have insurance provider contracts, workers’ compensation carriers and non-patient service revenue, such as rental income and cafeteria sales. The Affordable Care Act has increased the number of insured patients, particularly in states that have expanded Medicaid, which, in turn, has reduced the percentage of our revenues from self-pay patients. However, the outcome of the 2016 federal elections has cast considerable uncertainty on the future of the Affordable Care Act, and it is unclear whether the trend of increased coverage will continue. In addition, several private health insurers have withdrawn, or have announced their intent to withdraw, from the health insurance exchanges established pursuant to the Affordable Care Act, which may threaten the stability of those marketplaces. Legislation or regulation resulting from the repeal, replacement or amendment of the Affordable Care Act may result in payment reductions under the Medicare or Medicaid programs that could negatively impact our business.

Medicare is a federal program that provides medical insurance benefits to persons age 65 and over, some disabled persons, and persons with end-stage renal disease. Medicaid is a federal-state funded program, administered by the states, that provides medical benefits to individuals who would otherwise be unable to afford healthcare. All of our hospitals are certified as providers of Medicare and Medicaid services. Amounts received under the Medicare and Medicaid programs are generally significantly less than a hospital’s customary charges for the services provided. Further, the Affordable Care Act imposes significant reductions in amounts the government pays healthcare providers and Medicare managed care plans. Since a substantial portion of our revenue comes from patients under Medicare and Medicaid programs, our ability to operate our business successfully in the future will depend in large measure on our ability to adapt to changes in these programs. The trend toward increased enrollment in Medicare managed care may adversely affect our operating revenue.

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

As of December 31, 2016, Florida, Texas, Pennsylvania and Indiana represented our only areas of significant geographic concentration. Operating revenues, net of contractual allowances and discounts (but before the provision for bad debts), generated by our hospitals in Florida (which became an area of geographic concentration in 2014 as a result of the HMA merger), as a percentage of consolidated operating revenues, were 14.1% in 2016, 13.6% in 2015 and 13.0% in 2014. Operating revenues, net of contractual allowances and discounts (but before the provision for bad debts), generated by our hospitals in Texas, as a percentage of consolidated operating revenues, were 11.4% in 2016, 11.1% in 2015 and 10.9% in 2014. Operating revenues, net of contractual allowances and discounts (but before the provision for bad debts), generated by our hospitals in Pennsylvania, as a percentage of consolidated operating revenues, were 11.2% in 2016, 10.6% in 2015 and 11.1% in 2014. Operating revenues, net of contractual allowances and discounts (but before the provision for bad debts), generated by our hospitals in Indiana, as a percentage of consolidated operating revenues, were 8.6% in 2016, 7.3% in 2015, and 7.6% in 2014.

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

•	advances in technology, which have permitted us to provide more services on an outpatient basis and

•	pressure from Medicare or Medicaid programs, insurance companies and managed care plans to reduce the length and number of inpatient hospital stays and to reduce costs by having services provided on an outpatient rather than on an inpatient basis.

Health care facility operations are also subject to certain seasonal fluctuations, including decreases in patient utilization during holiday periods and increases in colder weather months.

Government Regulation

Overview. The healthcare industry is required to comply with extensive government regulation at the federal, state and local levels. Under these regulations, hospitals must meet requirements to be certified as hospitals and qualified to participate in government programs, including the Medicare and Medicaid programs. These requirements include those relating to the adequacy of medical care, equipment, personnel, operating policies and procedures; billing and coding for services; properly handling overpayments; classifications of levels of care provided; preparing and filing of cost reports; relationships with referral sources and referral recipients; maintenance of adequate records; hospital use; rate-setting; compliance with building codes; environmental protection; and privacy and security. There are also extensive laws and regulations governing a hospital’s participation in these government programs. If we fail to comply with applicable laws and regulations, we may be subject to criminal penalties and civil sanctions, our hospitals could lose their licenses and we could lose our ability to participate in these government programs. Further, government regulations may change. If that happens, we may have to make changes in our facilities, equipment, personnel and services so that our hospitals remain certified as hospitals and qualified to participate in these programs. We believe that our hospitals are currently in substantial compliance with current federal, state and local regulations and standards. We cannot be certain that governmental officials responsible for enforcing these laws or whistleblowers will not assert that we are in violation of them or that such statutes or regulations will be interpreted by the courts in a manner consistent with our interpretation.

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

Healthcare Reform. Over the last decade, the U.S. Congress and certain state legislatures have introduced and passed a large number of proposals and legislation designed to make major changes in the healthcare system, including changes that increased access to health insurance. The most prominent of these recent efforts, the Affordable Care Act, affects how healthcare services are covered, delivered, and reimbursed. However, the future of the Affordable Care Act is uncertain following the 2016 federal elections. The newly elected presidential administration and certain members of Congress have stated their intent to repeal or make significant changes to the Affordable Care Act, its implementation or interpretation but have not yet agreed upon specific proposals for replacement reforms. In addition, a presidential executive order has been signed that directs agencies to minimize “economic and regulatory burdens” of the Affordable Care Act, but it is unclear how this will be implemented. The impact and timing of any potential repeal of or changes to the Affordable Care Act and any alternative provisions on the healthcare industry is unknown.

The Affordable Care Act, as currently structured, mandates that substantially all U.S. citizens maintain health insurance coverage and increases health insurance coverage through a combination of public program expansion and private sector health insurance reforms. Expansion in public program coverage has been driven primarily by adjusting eligibility requirements for Medicaid coverage. A number of states opted out of the Medicaid expansion provisions, which they may do without losing federal funding. States that have opted out include Florida, Tennessee and Texas, where we operated a significant number of hospitals as of December 31, 2016. Some states that have opted out are evaluating options such as waiver plans to operate an alternative Medicaid expansion plan.

We believe that the Affordable Care Act has had a positive impact on net operating revenues and income from continuing operations as the result of the expansion of private sector and Medicaid coverage that has occurred. However, other provisions of the Affordable Care Act, such as requirements related to employee health insurance coverage, have increased our operating costs. In addition, the Affordable Care Act has made changes to Medicare and Medicaid reimbursement that could adversely impact the reimbursement we receive under these programs. These changes include reductions to the Medicare annual market basket update for federal fiscal years 2010 through 2019, a productivity offset to the Medicare market basket update, and reductions to the Medicare and Medicaid disproportionate share hospital payments.

Substantial uncertainty remains regarding the ongoing net effect of the Affordable Care Act due to the results of the 2016 federal elections, the possibility of repeal or significant change to the Affordable Care Act following such elections, and other factors, including clarifications and modifications resulting from executive orders, the rule-making process, the outcome of court challenges, the development of agency guidance, whether and how many states ultimately decide to expand Medicaid coverage, the number of uninsured who elect to purchase health insurance coverage and budgetary issues at federal and state levels.

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

A section of the Social Security Act, known as the “anti-kickback statute” prohibits some business practices and relationships under Medicare, Medicaid and other federal healthcare programs. These practices include the payment, receipt, offer, or solicitation of remuneration of any kind in exchange for items or services that are reimbursed under most federal or state healthcare programs.

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

The OIG has identified the following incentive arrangements as potential violations of the anti-kickback statute:

•	payment of any incentive by the hospital when a physician refers a patient to the hospital,

•	use of free or significantly discounted office space or equipment for physicians in facilities usually located close to the hospital,

•	provision of free or significantly discounted billing, nursing, or other staff services,

•	free training for a physician’s office staff, including management and laboratory techniques (but excluding compliance training),

•	guarantees which provide that, if the physician’s income fails to reach a predetermined level, the hospital will pay any portion of the remainder,

•	low-interest or interest-free loans, or loans which may be forgiven if a physician refers patients to the hospital,

•	payment of the costs of a physician’s travel and expenses for conferences,

•	payment of services which require few, if any, substantive duties by the physician, or payment for services in excess of the fair market value of the services rendered,

•	coverage on the hospital’s group health insurance plans at an inappropriately low cost to the physician,

•	purchasing goods or services from physicians at prices in excess of their fair market value,

•	rental of space in physician offices, at other than fair market value, or

•	physician-owned entities (often referred to as physician-owned distributorships, or PODS) that derive revenue from selling, or arranging for the sale of, implantable medical devices ordered by their physician-owners for use on procedures that physician-owners perform on their own patients at hospitals or ASCs.

We have a variety of financial relationships with physicians who refer patients to our hospitals. Physicians own interests in a number of our facilities. Physicians may also own our stock. We also have contracts with physicians providing for a variety of financial arrangements, including employment contracts, leases, management agreements and professional service agreements. We provide financial incentives to recruit physicians to relocate to communities served by our hospitals. These incentives include relocation, reimbursement for certain direct expenses, income guarantees and, in some cases, loans. Although we strive to comply with the anti-kickback statute, taking into account available guidance including the “safe harbor” regulations, we cannot assure you that regulatory authorities will not determine otherwise. If that happens, we could be subject to criminal and civil penalties and/or exclusion from participating in Medicare, Medicaid, or other government healthcare programs. Pursuant to the Bipartisan Budget Act of 2015, civil monetary penalties increased substantially in 2016, were further increased in 2017, and will continue to increase annually based on updates to the consumer price index.

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

The Affordable Care Act narrowed the “whole hospital” exception to the Stark Law. The Affordable Care Act permitted existing physician investments in a whole hospital to continue under a “grandfather” clause if the arrangement satisfies certain requirements and restrictions, but physicians are prohibited, from the time the Affordable Care Act became effective, from increasing the aggregate percentage of their ownership in the hospital. The Affordable Care Act also restricts the ability of existing physician-owned hospitals to expand the capacity of their aggregate licensed beds, operating rooms and procedure rooms. The whole hospital exception also contains additional public disclosure requirements.

Taking into account 2017 updates to such penalties, sanctions for violating the Stark Law include denial of payment, civil monetary penalties of up to $24,253 per claim submitted and exclusion from federal healthcare programs, and a penalty of up to $161,692 for a scheme intended to circumvent the Stark Law prohibitions. These civil monetary penalties will increase annually based on updates to the consumer price index.

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

Federal False Claims Act and Similar State Laws. Another trend affecting the healthcare industry is the increased use of the federal False Claims Act, or FCA, which can be used to prosecute Medicare and other government program fraud involving issues such as coding errors, billing for service not provided and submitting false cost reports. Further, the FCA covers payments involving federal funds in connection with the health insurance exchanges created under the Affordable Care Act, if those payments involve any federal funds. Liability under the FCA often arises when an entity knowingly submits a false claim for reimbursement to the federal government. The FCA broadly defines the term “knowingly.” Although simple negligence will not give rise to liability under the FCA, submitting a claim with reckless disregard to its truth or falsity may constitute “knowingly” submitting a false claim and result in liability. Among the many other potential bases for liability under the FCA is the knowing and improper failure to report and refund amounts owed to the government within 60 days of identifying an overpayment. An overpayment is deemed to be identified when a person has, or should have through reasonable diligence, determined that an overpayment was received and quantified the overpayment. Submission of a claim for an item or service generated in violation of the anti-kickback statute constitutes a false or fraudulent claim under the FCA. In some cases, whistleblowers, the federal government and courts have taken the position that providers who allegedly have violated other statutes, such as the Stark Law, have thereby submitted false claims under the FCA.

When a defendant is determined by a court of law to be liable under the FCA, the defendant must pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $10,957 and $21,916 for each separate false claim, after taking into account 2017 updates to such penalties. These civil monetary penalties will increase annually based on updates to the consumer price index. Settlements entered into prior to litigation usually involve a less severe calculation of damages. The FCA also contains “qui tam” or whistleblower provisions, which allow private individuals to bring actions on behalf of the government alleging that the defendant has defrauded the federal government. If the government intervenes in the action and prevails, the party filing the initial complaint may share in any settlement or judgment. If the government does not intervene in the action, the whistleblower plaintiff may pursue the action independently and may receive a larger share of any settlement or judgment. When a private party brings a qui tam action under the FCA, the defendant generally will not be made aware of the lawsuit until the government commences its own investigation or determines whether it will intervene. Every entity that receives at least $5 million annually in Medicaid payments must have written policies for all employees, contractors and agents providing detailed information about false claims, false statements and whistleblower protections under certain federal laws, including the FCA, and similar state laws.

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

Corporate Practice of Medicine; Fee-Splitting. Some states have laws that prohibit unlicensed persons or business entities, including corporations, from employing physicians. Some states also have adopted laws that prohibit direct or indirect payments to, or entering into fee-splitting arrangements with, physicians and unlicensed persons or business entities. Possible sanctions for violations of these restrictions include loss of a physician’s license, civil and criminal penalties and rescission of business arrangements. These laws vary from state to state, are often vague and have seldom been interpreted by the courts or regulatory agencies. We structure our arrangements with healthcare providers to comply with the relevant state law. However, we cannot provide assurance that governmental officials responsible for enforcing these laws will not assert that we, or transactions in which we are involved, are in violation of these laws. These laws may also be interpreted by the courts in a manner inconsistent with our interpretations.

Emergency Medical Treatment and Active Labor Act. The Emergency Medical Treatment and Active Labor Act imposes requirements as to the care that must be provided to anyone who comes to facilities providing emergency medical services seeking care before they may be transferred to another facility or otherwise denied care. Sanctions for failing to fulfill these requirements include exclusion from participation in Medicare and Medicaid programs and civil money penalties. These civil monetary penalties increased significantly in 2016, were further adjusted in 2017, and will be increased annually based on updates to the consumer price index. In addition, the law creates private civil remedies that enable an individual who suffers personal harm as a direct result of a violation of the law to sue the offending hospital for damages and equitable relief. A medical facility that suffers a financial loss as a direct result of another participating hospital’s violation of the law also has a similar right. Although we believe that our practices are in compliance with the law, we can give no assurance that governmental officials responsible for enforcing the law will not assert we are in violation of this law.

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

Certificates of Need. The construction of new facilities, the acquisition of existing facilities and the addition of new services at our facilities may be subject to state laws that require prior approval by state regulatory agencies. These CON laws generally require that a state agency determine the public need and give approval prior to the construction or acquisition of facilities or the addition of new services. As of December 31, 2016, we operated 83 hospitals in 12 states that have adopted CON laws for acute care facilities. If we fail to obtain necessary state approval, we will not be able to expand our facilities, complete acquisitions or add new services in these states. Violation of these state laws may result in the imposition of civil sanctions or the revocation of a hospital’s licenses.

HIPAA Administrative Simplification and Privacy and Security Requirements. The Health Insurance Portability and Accountability Act of 1996, or HIPAA, requires the use of uniform electronic data transmission standards for healthcare claims and payment transactions submitted or received electronically. These provisions are intended to encourage electronic commerce in the healthcare industry. HHS has established electronic data transmission standards that all healthcare providers must use when submitting or receiving certain healthcare transactions electronically. In addition, HIPAA requires that each provider use a National Provider Identifier. All healthcare providers covered by HIPAA were required to transition to updated standard code sets for certain diagnoses and procedures, known as ICD-10 code sets, by October 1, 2015. We have transitioned all of our hospitals to the ICD-10 coding system. The Affordable Care Act requires the HHS to adopt standards for additional electronic transactions and to establish operating rules to promote uniformity in the implementation of each standardized electronic transaction.

As required by HIPAA, HHS has issued privacy and security regulations that extensively regulate the use and disclosure of individually identifiable health-related information and require covered entities, including health plans and most healthcare providers, to implement administrative, physical and technical practices to protect the security of individually identifiable health information that is electronically maintained or transmitted. Certain provisions of the security and privacy regulations apply to business associates (entities that handle identifiable health-related information on behalf of covered entities), and business associates are subject to direct liability for violation of the regulations. In addition, a covered entity may be subject to penalties as a result of a business associate violating HIPAA, if the business associate is found to be an agent of the covered entity. We have developed and utilize a HIPAA compliance plan as part of our effort to comply with HIPAA privacy and security requirements. The privacy regulations and security regulations have and will continue to impose significant costs on us in order to comply with these standards.

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

Violations of the HIPAA privacy and security regulations may result in criminal penalties and in civil penalties of up to $55,910 per violation for a maximum of $1,677,299 in a calendar year for violations of the same requirement. These penalties will increase annually based on updates to the consumer price index. HHS is required to perform compliance audits. In addition to enforcement by HHS, state attorneys general are authorized to bring civil actions seeking either injunction or damages in response to violations of HIPAA privacy and security regulations that threaten the privacy of state residents. HHS may resolve HIPAA violations through informal means, such as allowing a covered entity to implement a corrective action plan, but HHS has the discretion to move directly to impose monetary penalties and is required to impose penalties for violations resulting from willful neglect. Our facilities also are subject to any federal or state privacy-related laws that are more restrictive than the privacy regulations issued under HIPAA. These laws vary and could impose additional penalties. For example, the Federal Trade Commission uses its consumer protection authority to initiate enforcement actions in response to data breaches.

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

The DRG payment rates are adjusted by an update factor on October 1 of each year, the beginning of the federal fiscal year. The index used to adjust the DRG payment rates, known as the “market basket index,” gives consideration to the inflation experienced by hospitals in purchasing goods and services. DRG payment rates were increased by the full “market basket index,” for the federal fiscal years 2016 and 2017 by 2.4% and 2.7% respectively, subject to certain reductions. For federal fiscal year 2016, the DRG payment rates were reduced by

0.8% for documentation and coding; reduced by 0.5% for the multi-factor productivity adjustment; and reduced by 0.2% in accordance with the Affordable Care Act. There was also a 0.2% downward adjustment to offset projected spending increases associated with admission and medical review criteria for inpatient services commonly known as the “two midnight rule.” For federal fiscal year 2017, the DRG payment rates were reduced by 1.5% for documentation and coding; reduced by 0.3% for the multi-factor productivity adjustment; and reduced by 0.75% in accordance with the Affordable Care Act. There is also a positive 0.8% adjustment to remove the effects of prior adjustments intended to offset projected spending increases associated with the “two midnight rule.” Under the rule, services to Medicare beneficiaries are only payable as inpatient hospital services when there is a reasonable expectation that the hospital care is medically necessary and will be required across two midnights, absent unusual circumstances. A 25% reduction to the market basket index occurs if patient quality data is not submitted, and a reduction of 75% of the market basket index update occurs for hospitals that fail to demonstrate meaningful use of certified electronic health records, or EHR, technology without receiving a hardship exception. Future legislation may decrease the rate of increase for DRG payments or even decrease such payment rates, but we are unable to predict the amount of any reduction or the effect that any reduction will have on us.

The DRG payment rates are also adjusted to promote value-based purchasing, linking payments to quality and efficiency. First, hospitals that meet or exceed certain quality performance standards will receive greater reimbursement under CMS’s value-based purchasing program, while hospitals that do not satisfy certain quality performance standards will receive reduced Medicare inpatient hospital payments. The amount collected from the reductions is pooled and used to fund the payments that reward hospitals based on a set of quality measures that have been linked to improved clinical processes of care and patient satisfaction. CMS scores each hospital on its achievement relative to other hospitals and improvement relative to that hospital’s own past performance. Second, hospitals experiencing “excess readmissions” for conditions designated by CMS within 30 days from the patient’s date of discharge will receive inpatient payments reduced by an amount determined by comparing that hospital’s readmission performance to a risk-adjusted national average. Third, the 25% of hospitals with the worst national risk-adjusted hospital acquired condition, or HAC, rates in the previous year will have their total inpatient operating Medicare payments reduced by 1%. HHS has indicated that it will increase its efforts to promote, develop and use alternative payment models such as Accountable Care Organizations, or ACOs, and bundled payment arrangements.

In addition, hospitals may qualify for Medicare disproportionate share payments when their percentage of low income patients exceeds specified regulatory thresholds. A majority of our hospitals qualify to receive Medicare disproportionate share payments. Medicare disproportionate share payments are reduced by 75% and earmarked for an uncompensated care payment pool, in accordance with the Affordable Care Act. The uncompensated care pool is further reduced each year by a formula that reflects reductions in the U.S. uninsured population that is under 65 years of age. Thus, the greater the level of coverage for the uninsured, the more the Medicare uncompensated care pool will be reduced. Each eligible hospital is then paid, out of the uncompensated care pool, an amount based upon its estimated cost of providing uncompensated care. At this time, we cannot predict an impact for this change. These Medicare disproportionate share and uncompensated care payments as a percentage of operating revenues, net of contractual allowances and discounts (but before the provision for bad debts), were 1.0% and 1.2% for the years ended December 31, 2016 and 2015, respectively. Hospitals may also qualify for Medicaid disproportionate share payments when they qualify under the state established guidelines. These Medicaid disproportionate share payments as a percentage of operating revenues, net of contractual allowances and discounts (but before the provision for bad debts), were 0.3% and 0.4% for the years ended December 31, 2016 and 2015, respectively.

We also receive Medicare reimbursement for outpatient services through a PPS. The outpatient conversion factor was increased 2.4% effective January 1, 2016; however, there was a 0.2% downward adjustment in accordance with the Affordable Care Act, a 0.5% downward productivity adjustment and a 2.0% downward adjustment to address what CMS views as inflated payments for laboratory tests packaged with payments for hospital outpatient services. The outpatient conversion factor was increased 2.7% effective January 1, 2017;

however, there was a 0.75% downward adjustment in accordance with the Affordable Care Act and a 0.3% downward productivity adjustment and other payment adjustments, for an estimated 1.65% increase. Taking into account these and other payment adjustments, CMS estimates the 2017 update will result in a 1.7% increase in outpatient PPS payments to hospitals. For fiscal year 2017, an additional 2.0% reduction applies to hospitals that do not submit required patient quality data. We are complying with this data submission requirement.

The Medicare reimbursement discussed above was reduced beginning in 2013 due to the Budget Control Act of 2011 that required across-the-board spending cuts to the federal budget, also known as sequestration. These sequestration cuts included reductions in payments for Medicare and other federally funded healthcare programs, including TRICARE. The cuts began on March 1, 2013, with the sequester-related Medicare reimbursement cuts beginning April 1, 2013. These reductions have been extended through 2025.

Payment under the Medicare program for physician services is based upon the Medicare Physician Fee Schedule, or MPFS, under which CMS has assigned a national relative value unit, or RVU, to most medical procedures and services that reflects the resources required to provide the services relative to all other services. Each RVU is calculated based on a combination of the time and intensity of work required, overhead expense attributable to the service, and malpractice insurance expense. These elements are each modified by a geographic adjustment factor to account for local practice costs and are then aggregated. MACRA provides for a 0.5% update to the MPFS for each calendar year through 2019. MACRA also requires the establishment of the Quality Payment Program, or QPP, a payment methodology intended to reward high-quality patient care. Beginning in 2017, physicians and certain other healthcare clinicians are required to participate in one of two QPP tracks. Under both tracks, performance data collected in 2017 will affect Medicare payments in 2019. CMS expects to transition increasing financial risk to providers as QPP evolves. Under the Advanced Alternative Payment Model, or Advanced APM, track, incentive payments are available based on participation in specific innovative payment models approved by CMS. Providers may earn a Medicare incentive payment and will be exempt from the reporting requirements and payment adjustments imposed under the Merit-Based Incentive Payment System, or MIPS, if the provider has sufficient participation in an Advanced APM. Alternatively, providers may participate in the MIPS track, under which physicians will receive performance-based payment incentives or payment reductions based on their performance with respect to clinical quality, resource use, clinical improvement activities, and meaningful use of EHR. MIPS will consolidate components of certain existing physician incentive programs.

In addition to changing Medicare physician payment methodology, MACRA extended the Medicare Inpatient Low Volume payment and Medicare Dependent Hospital programs to qualifying hospitals through September 30, 2017. If additional legislation is not passed to extend these Medicare hospital payment programs, we could experience a reduction in future reimbursement.

Medicaid. Most state Medicaid payments are made under a PPS or under programs which negotiate payment levels with individual hospitals. Medicaid is funded jointly by state and federal government. The federal government and many states are currently considering significantly reducing Medicaid funding, while at the same time expanding Medicaid benefits. Currently, several states utilize supplemental reimbursement programs for the purpose of providing reimbursement to providers to offset a portion of the cost of providing care to Medicaid and indigent patients. These programs are designed with input from CMS and are funded with a combination of state and federal resources, including, in certain instances, fees or taxes levied on the providers. Similar programs are also being considered by other states. We can provide no assurance that reductions to Medicaid funding will not have a material adverse effect on our consolidated results of operations. Further, the Affordable Care Act prohibits the use of federal funds under the Medicaid program to reimburse providers for medical services provided to treat HACs.

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

Medicare Integrity. CMS contracts with third parties to promote the integrity of the Medicare program through review of quality concerns and detection of improper payments. Quality Improvement Organizations, or QIOs, for example, are groups of physicians and other healthcare quality experts which work on behalf of CMS to ensure that Medicare pays only for goods and services that are reasonable and necessary and that are provided in the most appropriate setting. Under the Recovery Audit Contractor, or RAC, program, CMS contracts with RACs nationwide to conduct post-payment reviews to detect and correct improper payments in the Medicare program, as required by statute. RACs review claims submitted to Medicare for billing compliance, including correct coding and medical necessity. Compensation for RACs is on a contingency basis and based upon the amount of overpayments and underpayments identified, if any. CMS limits the number of claims that RACs may audit by limiting the number of records that RACs may request from hospitals based on each provider’s claim denial rate for the previous year.

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

We maintain policies and procedures to respond to the RAC requests and payment denials. Payment recoveries resulting from RAC reviews and denials are appealable, and we pursue reversal of adverse determinations at appropriate appeal levels. Currently, there are significant delays in the assignment of new Medicare appeals to Administrative Law Judges. According to the Office of Medicare Hearings and Appeals, the average processing time in fiscal year 2016 was nearly two and a half years. HHS has finalized rules intended to streamline the process and improve efficiency, but has also stressed the need for additional funding. Thus, we may experience significant delays in appealing any RAC payment denials. To ease the backlog of appeals, CMS has made available an administrative settlement process for disputed claims, offering to pay 66% of the net allowable amount in exchange for a hospital’s withdrawal of all medical claims appealed. We are participating in this settlement process. Depending upon the growth of RAC programs and our success in appealing claims in future periods, our cash flows and results of operations could be negatively impacted.

Accountable Care Organizations. With the aim of reducing healthcare costs by improving quality and operational efficiency, ACOs are gaining traction in both the public and private sectors. An ACO is a network of providers and suppliers (including hospitals, physicians and other designated professionals) which work together to invest in infrastructure and redesign delivery processes to achieve high quality and efficient delivery of services. ACOs are intended to produce savings as a result of improved quality and operational efficiency. Pursuant to the Affordable Care Act, HHS established a Medicare Shared Savings Program that seeks to promote accountability and coordination of care through the creation of ACOs. Medicare-approved ACOs that achieve quality performance standards established by HHS are eligible to share in a portion of the amounts saved by the Medicare program. HHS has significant discretion to determine key elements of ACO programs. Certain waivers are available from fraud and abuse laws for ACOs.

Bundled Payment Initiatives. The CMS Innovation Center is responsible for establishing demonstration projects and other initiatives in order to identify, develop, test and encourage the adoption of new methods of delivering and paying for healthcare that create savings under the Medicare and Medicaid programs, while maintaining or improving quality of care. For example, providers participating in bundled payment initiatives accept accountability for costs and quality of care by agreeing to receive one payment for services provided to Medicare patients for certain medical conditions or episodes of care. By rewarding providers for increasing quality and reducing costs and penalizing providers if costs exceed a certain amount, bundled payment models are intended to lead to higher quality, more coordinated care at a lower cost to the Medicare program. The CMS Innovation Center has implemented a voluntary bundled payment program known as the Bundled Payment for Care Improvement, or BPCI, initiative. We are participating in BPCI initiatives in eleven of our markets. More recently, the CMS Innovation Center has established mandatory bundled payment programs for hospitals in selected geographic areas, including some of our hospitals. These mandatory initiatives focus on orthopedic and cardiac care.

Supply Contracts

In March 2005, we began purchasing items, primarily medical supplies, medical equipment and pharmaceuticals, under an agreement with HealthTrust, a GPO in which we are a noncontrolling partner. As of December 31, 2016, we had a 23.1% ownership interest in HealthTrust. By participating in this organization, we are able to procure items at competitively priced rates for our hospitals. There can be no assurance that our arrangement with HealthTrust will continue to provide the discounts that we have historically received.

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

In addition to the competition we face for acquisitions, we must also compete with other hospitals and healthcare providers for patients. The competition among hospitals and other healthcare providers for patients has intensified in recent years. The majority of our hospitals are located in non-urban service areas in which we are the sole provider of general acute care health services. Those hospitals in non-urban service areas face no direct competition because there are no other hospitals in their primary service areas. However, these hospitals face competition from hospitals outside of their primary service area, including hospitals in urban areas that provide more complex services. Patients in those service areas may travel to these other hospitals for a variety of reasons, including the need for services we do not offer or physician referrals. Patients who are required to seek services from these other hospitals may subsequently shift their preferences to those hospitals for services we do provide. Those hospitals in selected urban service areas may face competition from hospitals that are more established than our hospitals. Certain of these competing facilities offer services, including extensive medical research and medical education programs, which are not offered by our facilities. In addition, in certain markets where we operate, there are large teaching hospitals that provide highly specialized facilities, equipment and services that may not be available at our hospitals. We also face competition from other specialized care providers, including outpatient surgery, orthopedic, oncology and diagnostic centers. Some competitors are implementing physician alignment strategies, such as employing physicians, acquiring physician practice groups, and participating in ACOs, or other clinical integration models. We believe that we will continue to face increased competition in outpatient service models that become more integrated through acquisitions or partnerships between physicians, specialized care providers, and managed care payors.

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

The number and quality of the physicians on a hospital’s staff is an important factor in a hospital’s competitive position. Physicians decide whether a patient is admitted to the hospital and the procedures to be performed. Admitting physicians may be on the medical staffs of other hospitals in addition to those of our hospitals. We attempt to attract our physicians’ patients to our hospitals by offering quality services and facilities, convenient locations and state-of-the-art equipment. In addition, CMS publicizes on its Hospital Compare website data that hospitals submit in connection with Medicare reimbursement claims, including performance data related to quality measures and patient satisfaction surveys. Federal law provides for the future expansion of the number of quality measures that must be reported. Additional quality measures and other future trends toward clinical transparency may have a potential impact on our competitive position and patient volumes in ways that we are unable to predict. In addition, hospitals must either make public a list of their standard charges, or their policies for allowing the public to view a list of these charges in response to an inquiry.

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

Employees and Medical Staff

At December 31, 2016, we had approximately 120,000 employees, including approximately 24,000 part-time employees. References herein to “employees” refer to employees of our affiliates. We are subject to various state and federal laws that regulate wages, hours, benefits and other terms and conditions relating to employment. At December 31, 2016, certain employees at 23 of our hospitals are represented by various labor unions. It is likely that union organizing efforts will take place at additional hospitals in the future. We consider our employee relations to be good and have not experienced work stoppages that have materially, adversely affected our business or results of operations. Our hospitals, like most hospitals, have experienced rising labor costs. In some markets, nurse and medical support personnel availability has become a significant operating issue to healthcare providers. To address this challenge, we have implemented several initiatives to improve retention, recruiting, compensation programs and productivity.

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

However, our insurance coverage does not cover all claims against us or may not continue to be available at a reasonable cost for us to maintain adequate levels of insurance. For a further discussion of our insurance coverage, see our discussion of professional liability claims in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Form 10-K.

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

Our level of indebtedness could adversely affect our ability to refinance existing indebtedness or raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under the agreements related to our indebtedness.

We have a significant amount of indebtedness, which is more fully described in the Capital Resources section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Form 10-K and the Notes to our Consolidated Financial Statements included under Part II, Item 8 of this Form 10-K. As of December 31, 2016, we had approximately $8.8 billion aggregate principal amount of senior secured indebtedness outstanding, and approximately $6.4 billion of senior unsecured indebtedness outstanding. A substantial amount of our outstanding indebtedness under our senior secured credit facility and outstanding notes is scheduled to mature at various dates beginning in December 2018 and through 2019. Our substantial leverage could have important consequences for you, including the following:

•	it may limit our ability to refinance existing indebtedness or obtain additional debt or equity financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes;

•	our ability to refinance our indebtedness on favorable terms, or at all, is dependent on (among other things) conditions in the credit and capital markets, which are beyond our control;

•	a substantial portion of our cash flows from operations will be dedicated to the payment of principal and interest on our indebtedness and will not be available for other purposes, including to fund our operations, capital expenditures, and future business opportunities;

•	the debt service requirements of our indebtedness could make it more difficult for us to satisfy our financial obligations;

•	some of our borrowings, including borrowings under our credit facility, accrue interest at variable rates, exposing us to the risk of increased interest rates;

•	it may limit our ability to make strategic acquisitions or cause us to make certain divestitures;

•	it may limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to our competitors that are less leveraged; and

•	it may increase our vulnerability in connection with adverse changes in general economic, industry or competitive conditions or government regulations or other adverse developments.

We may not be able to generate sufficient cash to service all of our indebtedness, and we may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or to refinance our indebtedness depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to financial, business, regulatory and other factors beyond our control. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

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

We may find it necessary or prudent to refinance certain of our outstanding indebtedness, the terms of which may not be favorable to us. Our ability to refinance our indebtedness on favorable terms, or at all, is directly affected by the then current general economic and financial conditions. In addition, our ability to incur secured indebtedness (which would generally enable us to achieve better pricing than the incurrence of unsecured indebtedness) depends in part on the value of our assets, which depends, in turn, on the strength of our cash flows and results of operations, and on economic and market conditions and other factors.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot assure you that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our existing or future debt agreements, including our credit facility and the indentures governing our outstanding notes. For example, our credit facility and the indentures governing our outstanding notes restrict our ability to dispose of assets and use the proceeds from any dispositions. We may not be able to consummate those dispositions and any proceeds we receive may not be adequate to meet any debt service obligations then due.

Restrictive covenants in the agreements governing our indebtedness may adversely affect us.

Our credit facility and the indentures governing our outstanding notes contain various covenants that limit our ability to take certain actions, including our ability to:

•	incur, assume or guarantee additional indebtedness;

•	issue redeemable stock and preferred stock;

•	repurchase capital stock;

•	make restricted payments, including paying dividends and making certain loans, acquisitions and investments;

•	redeem debt that is subordinated in right of payment to our outstanding notes;

•	create liens;

•	sell or otherwise dispose of assets, including capital stock of subsidiaries;

•	impair the security interests;

•	enter into agreements that restrict dividends and certain other payments from subsidiaries;

•	merge, consolidate, sell or otherwise dispose of substantially all our assets;

•	enter into transactions with affiliates; and

•	guarantee certain obligations.

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

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Our borrowings under our credit facility are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. Our interest expense, net, for the year ended December 31, 2016 was $ 962 million. For the year ended December 31, 2016, a fluctuation in interest rates of 1% on our variable rate debt that is not hedged by interest rate swaps would have resulted in a fluctuation in our interest expense of approximately $50 million.

Despite current indebtedness levels, we may still be able to incur substantially more debt. This could further exacerbate the risks described above.

We and our subsidiaries have the ability to incur substantial additional indebtedness in the future, subject to restrictions contained in our credit facilities and the indentures governing our outstanding notes. Our credit facility as well as a separate receivables facility provide for commitments and borrowings of up to approximately $8.2 billion in the aggregate, of which approximately $7.2 billion is outstanding at December 31, 2016. Our credit facility also gives us the ability to provide for one or more additional tranches of term loans and increases in our revolving credit facility in the aggregate principal amount of up to the greater of (x) $1.5 billion and (y) an amount such that our senior secured net leverage ratio would not exceed 4.50:1.00 without the consent of the existing lenders if specified criteria are satisfied. If new debt is added to our current debt levels, the related risks that we now face could be further exacerbated. For the 12-month period ended December 31, 2016, (a) the interest coverage ratio financial covenant in our credit facilities required the ratio of consolidated EBITDA, as defined, to consolidated interest expense to be greater than or equal to 2.00 to 1.00 and (b) the secured net leverage ratio financial covenant in our credit facilities limited the ratio of secured debt to consolidated EBITDA, as defined, to less than or equal to 4.50 to 1.00. We were in compliance with all such covenants at December 31, 2016, with an interest coverage ratio of approximately 2.43 to 1.00 and a secured net leverage ratio of approximately 3.96 to 1.00. If additional indebtedness is added to our current debt levels, the related risks that we currently face related to indebtedness as noted above could increase.

Failure to improve operations at certain hospitals acquired from HMA could adversely affect us.

We have achieved synergies from the HMA merger as a result of eliminating duplicate corporate functions and centralizing many support functions. However, we cannot be certain whether, and to what extent, additional operating improvements and efficiencies in connection with the HMA merger will be achieved in the future. In addition, operational improvement of some of the HMA hospitals has been more difficult to achieve than anticipated. Moreover, costs associated with HMA’s legal proceedings and other loss contingencies may be greater than expected, and could exceed the amount of any reduction in payment under the contingent value rights, or CVRs, issued in the HMA merger to HMA stockholders.

In order to obtain the intended benefits of the merger, we must achieve additional efficiencies and improve operations at certain of the former HMA hospitals. Such operational improvement may be complex and the failure to do so efficiently and effectively may negatively affect earnings.

We are the subject of various legal, regulatory and governmental proceedings that, if resolved unfavorably, could have an adverse effect on us, and we may be subject to other loss contingencies, both known and unknown.

We are a party to various legal, regulatory and governmental proceedings and other related matters. Those proceedings include, among other things, government investigations. In addition, we are and may become subject to other loss contingencies, both known and unknown, which may relate to past, present and future facts, events, circumstances and occurrences. Should an unfavorable outcome occur in connection with our legal, regulatory or governmental proceedings or other loss contingencies, or if we become subject to any such loss contingencies in the future, there could be an adverse impact on our financial position, results of operations and liquidity.

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

The impact of past acquisitions, as well as potential future acquisitions, could have a negative effect on our operations.

Our business strategy has historically included growth by acquisitions. However, not-for-profit hospital systems and other for-profit hospital companies generally attempt to acquire the same type of hospitals as we do. LifePoint Health, Inc. is a principal competitor for acquisitions. Other competitors include HCA Holdings, Inc., Universal Health Services, Inc., other non-public, for profit hospitals and local market hospitals. Some of the competitors for our acquisitions have greater financial resources than we have. Furthermore, some hospitals are sold through an auction process, which may result in higher purchase prices than we believe are reasonable. Therefore, we may not be able to acquire additional hospitals on terms favorable to us.

In addition, many of the hospitals we have acquired have had lower operating margins than we do and operating losses incurred prior to the time we acquired them. Hospitals acquired in the future may have similar financial performance issues. In the past, we have experienced delays in improving the operating margins or effectively integrating the operations of certain acquired hospitals. In the future, if we are unable to improve the operating margins of acquired hospitals, operate them profitably, or effectively integrate their operations, our results of operations and business may be adversely affected.

Moreover, hospitals that we have acquired, or in the future could acquire, may have unknown or contingent liabilities, including liabilities for failure to comply with healthcare laws and regulations. Although we generally seek indemnification from sellers covering these matters, we may nevertheless have material liabilities for past activities of acquired hospitals.

If we are unable to complete divestitures that are currently contemplated, our results of operations and financial condition could be adversely affected.

As noted above, we have been implementing a portfolio rationalization and deleveraging strategy by divesting hospitals and non-hospital businesses that are attractive to strategic and other buyers. Generally, these businesses are not in one of our strategically beneficial service areas, are less complementary to our business strategy and/or have lower operating margins. However, there is no assurance that these contemplated dispositions will be completed, will be completed within our contemplated timeframe, or will be completed on terms favorable to us or on terms sufficient to allow us to achieve our deleveraging strategy. Additionally, the results of operations for these hospitals we plan to divest and the potential gains or losses on the sales of those businesses may adversely affect our profitability. Moreover, we may incur asset impairment charges related to divestitures that reduce our profitability.

In addition, after entering into a definitive agreement, we may be subject to the satisfaction of pre-closing conditions as well as necessary regulatory and governmental approvals, which, if not satisfied or obtained, may prevent us from completing the sale. Dispositions may also involve continued financial exposure related to the divested business, such as through indemnities or retained obligations, that present risk to us.

Our planned divestiture activities may present financial, managerial, and operational risks. Those risks include diversion of management attention from improving existing operations; additional restructuring charges and the related impact from separating personnel, renegotiating contracts, and restructuring financial and other systems; adverse effects on existing business relationships with patients and third-party payors; and the potential that the collectability of any patient accounts receivable retained from any divested hospital may be adversely impacted. Any of these factors could adversely affect our financial condition and results of operations.

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

State efforts to regulate the sale of hospitals operated by municipal or not-for-profit entities could prevent us from acquiring these types of hospitals.

Many states have adopted legislation regarding the sale or other disposition of hospitals operated by municipal or not-for-profit entities. In some states that do not have specific legislation, the attorneys general have demonstrated an interest in these transactions under their general obligation to protect the use of charitable assets.

These legislative and administrative efforts focus primarily on the appropriate valuation of the assets divested and the use of the proceeds of the sale by the non-profit seller. While these review and, in some instances, approval processes can add additional time to the closing of a hospital acquisition, we have not had any significant difficulties or delays in completing acquisitions. However, future state actions could seriously delay or even prevent our ability to acquire hospitals once we return to our acquisition strategy.

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

At December 31, 2016, 59 of our hospitals competed with more than one other hospital in their respective primary service areas. In most markets in which we are not the sole provider of general acute care health services, our primary competitor is a municipal or not-for-profit hospital. These hospitals are owned by tax-supported governmental agencies or not-for-profit entities supported by endowments and charitable contributions. They do not pay income or property taxes, and can make capital expenditures without paying sales tax. These financial advantages may better position these hospitals to maintain more modern and technologically upgraded facilities and equipment and offer services more specialized than those available at our hospitals. If our competitors are better able to attract patients with these offerings, we may experience an overall decline in patient volume.

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

We have a participation agreement with HealthTrust, a GPO. The current term of this agreement expires in January 2018, with automatic renewal terms of one year unless either party terminates by giving notice of non-renewal. GPOs attempt to obtain favorable pricing on medical supplies with manufacturers and vendors, sometimes by negotiating exclusive supply arrangements in exchange for discounts. To the extent these exclusive supply arrangements are challenged or deemed unenforceable, we could incur higher costs for our medical supplies obtained through HealthTrust. Further, costs of supplies and drugs may continue to increase due to market pressure from pharmaceutical companies and new product releases. Higher costs could continue to adversely impact our operating results. Also, there can be no assurance that our arrangement with HealthTrust will provide the discounts we expect to achieve.

If the fair value of our reporting units declines, a material non-cash charge to earnings from impairment of our goodwill could result.

At December 31, 2016, we had approximately $6.5 billion of goodwill recorded on our books. We expect to recover the carrying value of this goodwill through our future cash flows. On an ongoing basis, under GAAP, we evaluate, based on the fair value of our reporting units, whether the carrying value of our goodwill is impaired when events or changes in circumstances indicate that such carrying value may not be recoverable. GAAP requires us to test goodwill for impairment at least annually.

During the three months ended June 30, 2016, we identified certain indicators of impairment requiring an interim goodwill impairment evaluation. Those indicators were primarily the decline in our market capitalization and fair value of long-term debt during the three months ended June 30, 2016, and a decline in our projected future earnings compared to our most recent annual evaluation. We performed an estimated calculation of fair value in step one of the impairment test at June 30, 2016, which indicated that the carrying value of our hospital operations reporting unit exceeded its fair value, which calculation was updated during the three months ended September 30, 2016. In addition, a step two calculation was performed to determine the implied value of goodwill in a hypothetical purchase price allocation. Based on these analyses, we recorded a non-cash impairment charge of $1.395 billion to goodwill during the year ended December 31, 2016 based on the fair value and resulting implied goodwill at that time.

We performed our annual goodwill evaluation during the fourth quarter of 2016. While no impairment was indicated by this evaluation, the reduction in our fair value and the resulting goodwill impairment charge recorded during 2016 reduced the excess of fair value calculated in the step two analysis over the carrying value of our hospital operations reporting unit to an amount less than 1% of our carrying value. This minimal amount in the excess fair value over carrying value of our hospital operations reporting unit increases the risk that future declines in fair value could result in goodwill impairment.

The testing of goodwill for impairment requires us to make significant estimates about our future performance and cash flows, as well as other assumptions related to our cost of capital and other factors impacting our fair value models. These estimates can be affected by various factors, including changes in economic, industry or other market assumptions, changes in our business operations, estimates of future revenue and expenses, estimated marked multiples, expected capital expenditures, potential changes in our stock price and market capitalization, and the fair value of our long-term debt. Changes in these factors, or changes in our actual performance compared with our estimates of future projections, could affect our calculation of the fair value of our reporting units, which could result in a material impairment charge to goodwill and a material non-cash charge to earnings during the period in which the impairment is determined.

A significant decline in operating results or other indicators of impairment at one or more of our facilities could result in a material, non-cash charge to earnings to impair the value of long-lived assets.

Our operations are capital intensive and require significant investment in long-lived assets, such as property, equipment and other long-lived intangible assets, including capitalized internal-use software. If one of our facilities experiences declining operating results or is adversely impacted by one or more of these risk factors, we may not be able to recover the carrying value of those assets through our future operating cash flows. On an ongoing basis, we evaluate whether changes in future undiscounted cash flows reflect an impairment in the fair value of our long-lived assets. If the carrying value of our long-lived assets is impaired, we may incur a material non-cash charge to earnings.

We are unable to predict the ultimate impact of the Affordable Care Act, and our business may be adversely affected if the Affordable Care Act is repealed entirely or if provisions benefitting our operations are significantly modified.

In recent years, the U.S. Congress and certain state legislatures have introduced and passed a large number of proposals and legislation designed to make major changes in the healthcare system, including changes that increased access to health insurance. The most prominent of these efforts, the Affordable Care Act, affects how healthcare services are covered, delivered, and reimbursed. As currently structured, the Affordable Care Act mandates that substantially all U.S. citizens maintain health insurance coverage, expands health insurance coverage through a combination of public program expansion and private sector health insurance reforms, reduces Medicare reimbursement to hospitals, and promotes value-based purchasing. There are currently several public and private initiatives that aim to transition payment models from passive volume-based reimbursement to models that are tied to the quality and value of services.

The 2016 federal elections resulted in a new administration that, along with certain members of Congress, have stated their intent to repeal or make significant changes to the Affordable Care Act, its implementation and/or its interpretation. There is uncertainty regarding whether, when, and how the Affordable Care Act will be changed, what alternative provisions, if any, will be enacted, the timing of enactment and implementation of alternative provisions, and the impact of alternative provisions on providers as well as other healthcare industry participants. In addition, a presidential executive order has been signed that directs agencies to minimize “economic and regulatory burdens” of the Affordable Care Act, but it is unclear how this will be implemented. Further, Congress could eliminate or alter provisions beneficial to us while leaving in place provisions reducing our reimbursement. Government efforts to repeal or change the Affordable Care Act may have an adverse effect on our business, results of operations, cash flow, capital resources and liquidity.

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

In 2016, 34.4% of our operating revenues, net of contractual allowances and discounts (but before the provision for bad debts), came from the Medicare and Medicaid programs. Federal healthcare expenditures continue to increase and state governments continue to face budgetary shortfalls as a result of current economic conditions and increasing Medicaid enrollment. As a result of such events and also pursuant to the Affordable Care Act, federal and state governments have made, and continue to make, significant changes in the Medicare and Medicaid programs, including reductions in reimbursement levels and supplemental payment programs like disproportionate share payments. Some of these changes have decreased, or could decrease, the amount of money we receive for our services relating to these programs.

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

In 2016, 53.4% of our operating revenues, net of contractual allowances and discounts (but before the provision for bad debts), came from commercial payors. Our contracts with payors require us to comply with a number of terms related to the provision of services and billing for services. If we are unable to negotiate increased reimbursement rates, maintain existing rates or other favorable contract terms, effectively respond to payor cost controls or comply with the terms of our payor contracts, the payments we receive for our services may be reduced or we may be involved in disputes with payors and experience payment denials, both prospectively and retroactively. In addition, some individuals may move from existing coverage under health insurance plans with higher reimbursement rates for our services and lower co-pays and deductibles to plans, such as those purchased on the health insurance exchanges, that may provide for lower reimbursement for our services along with higher co-pays and deductibles or even exclusion of our hospitals and employed physicians from coverage.

The demand for services provided by our hospitals can be impacted by factors beyond our control.

Our admissions and adjusted admissions as well as acuity trends may be impacted by factors beyond our control. For example, seasonal fluctuations in the severity of influenza and other critical illnesses, unplanned shutdowns or unavailability of our facilities due to weather or other unforeseen events, decreases in trends in high acuity service offerings, changes in competition from outside service providers, turnover in physicians affiliated with our hospitals, or changes in medical technology can have an impact on the demand for services at our hospitals. The impact of these or other factors beyond our control could have an adverse effect on our business, financial position and results of operations.

We may be adversely affected by consolidation among health insurers.

In recent years, a number of health insurers have merged or increased efforts to consolidate with other payors as well as providers, in part, as a result of the insurance industry challenges resulting from the Affordable Care Act. Our ability to negotiate prices and favorable terms with health insurers in certain markets could be affected negatively as a result of this consolidation. Also, the shift toward value-based payment models could be accelerated if larger insurers find these models to be financially beneficial. We cannot predict whether we will be able to respond effectively to the impact of increased consolidation in the payor industry.

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

If we experience growth in self-pay volume and revenues, or if we experience deterioration in the collectability of patient responsibility accounts, our financial condition or results of operations could be adversely affected.

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

Since the implementation of the Affordable Care Act, our self-pay revenues as a percentage of total revenue have decreased, primarily resulting from a shift from self-pay to Medicaid and private insurers for a portion of our patient population, driven by the insurance coverage expansion provisions of the Affordable Care Act. However, the outcome of the 2016 federal elections has cast considerable uncertainty on the future of the Affordable Care Act. In addition, it is difficult to predict the ultimate impact of the Affordable Care Act on the uninsured population and the percentage of our total revenue comprised of self-pay revenues because of, among other variables, uncertainty regarding the number and identity of states that ultimately choose to expand

Medicaid and the number of uninsured who elect to purchase health insurance. Moreover, we may still be adversely affected by the growth in patient responsibility accounts as a result of increases in the adoption of plan structures, including health savings accounts, narrow networks and tiered networks, which shift greater responsibility for care to individuals through greater exclusions and copayment and deductible amounts. Further, our ability to collect patient responsibility accounts may be limited by statutory, regulatory and investigatory initiatives, including private lawsuits directed at hospital charges and collection practices for uninsured and underinsured patients. In addition, a deterioration of economic conditions in the United States could potentially lead to higher levels of uninsured patients, result in higher levels of patients covered by lower paying government programs, result in fiscal uncertainties at both government payors and private insurers and/or limit the economic ability of patients to make payments for which they are responsible. If we experience growth in self-pay volume or deterioration in collectability of patient responsibility accounts, our financial condition or results of operations could be adversely affected.

Many of the non-urban communities in which we operate continue to face challenging economic conditions, and the failure of certain employers, or the closure of certain manufacturing and other facilities in our markets, could have a disproportionate impact on our hospitals.

While the U.S. economy as a whole has improved, improvement in many of the non-urban communities in which we operate has lagged behind the larger urban communities. In addition, the economies in the non-urban communities in which our hospitals primarily operate are often dependent on a small number of large employers, especially manufacturing or other facilities. These employers often provide income and health insurance for a disproportionately large number of community residents who may depend on our hospitals for care. The failure of one or more large employers, or the closure or substantial reduction in the number of individuals employed at manufacturing or other facilities located in or near many of the non-urban communities in which our hospitals primarily operate, could cause affected employees to move elsewhere for employment or lose insurance coverage that was otherwise available to them. When patients are experiencing personal financial difficulties or have concerns about general economic conditions, they may:

•	delay or forgo elective procedures;

•	purchase a high-deductible insurance plan or no insurance at all, which increases a hospital’s dependence on self-pay revenue; or

•	choose to seek care in emergency rooms.

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

As a result of the Health Information Technology for Economic and Clinical Health Act, or HITECH, eligible hospitals and healthcare professionals can receive incentive payments for their adoption and meaningful use of

EHR technology. The incentive payments are available for a maximum period of five or six years, depending on the program. The implementation of EHR technology that meets the meaningful use criteria requires a significant capital investment, and we have and intend to continue to offset some of these costs by maximizing our receipt of incentive payments. Eligible hospitals and professionals that fail to demonstrate meaningful use of certified EHR technology and have not applied and qualified for a hardship exception are subject to reduced reimbursement from Medicare. Thus, if our hospitals and employed professionals are unable to comply with the meaningful use standards, we will not be eligible to receive incentive payments that could offset some of the costs of implementing EHR systems (to the extent incentive payments remain available), and we could be subject to penalties that may have an adverse effect on our consolidated financial position and consolidated results of operations.

A cyber-attack or security breach could cause a loss of confidential data, give rise to remediation and other expenses, expose us to liability under HIPAA, consumer protection laws, common law or other theories, subject us to litigation and federal and state governmental inquiries, damage our reputation, and otherwise be disruptive to our business.

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

In spite of our security measures, there can be no assurance that we will not be subject to additional cyber-attacks or security breaches in the future. Such attacks or breaches could result in loss of protected health information or other data subject to privacy laws or disrupt our information technology systems or business. Additionally, growing cyber-security threats related to the use of ransomware and other malicious software threaten the access and utilization of critical information technology and data. We continue to prioritize cybersecurity and the development of practices and controls to protect our systems. Our ability to recover from a ransomware or other cyber-attack is dependent on these practices, including successful backup systems and other recovery procedures. As cyber-threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. If we are subject to cyber-attacks or security breaches in the future, this could have an adverse impact on our business, financial condition or results of operations.

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

The trend toward value-based purchasing of healthcare services is gaining momentum across the healthcare industry among both government and commercial payors. Generally, value-based purchasing initiatives tie payment to the quality and efficiency of care. For example, hospital payments may be negatively impacted by the occurrence of HACs. The 25% of hospitals with the worst national risk-adjusted HAC rates for all hospitals in the previous year receive a 1% reduction in their total Medicare payments. Medicare does not reimburse for care related to HACs. In addition, federal funds may not be used under the Medicaid program to reimburse providers for services provided to treat HACs. Hospitals that experience excess readmissions for designated conditions receive reduced payments for all inpatient discharges. HHS also reduces Medicare inpatient hospital payments for all discharges by a required percentage and pools the amount collected from these reductions to fund payments to reward hospitals that meet or exceed certain quality performance standards. Further, Medicare and Medicaid require hospitals to report certain quality data to receive full reimbursement updates.

HHS has indicated that it is particularly focused on tying Medicare payments to quality or value through alternative payment models, which generally aim to make providers attentive to the quality and cost of care they deliver to patients. Examples of alternative payment models include ACOs and bundled payment arrangements. HHS currently requires hospitals in certain geographic areas to participate in a bundled payment program for specified joint replacement procedures and will implement a mandatory program with a cardiac focus in 2017. HHS may increasingly establish similar mandatory programs. It is unclear whether alternative payment models will successfully coordinate care and reduce costs or whether they will decrease aggregate reimbursement. Several of the nation’s largest commercial payors have also expressed an intent to increase reliance on value-based reimbursement arrangements. Further, many large commercial payors require hospitals to report quality data, and several commercial payors do not reimburse hospitals for certain preventable adverse events.

We expect value-based purchasing programs, including programs that condition reimbursement on patient outcome measures, to become more common and to involve a higher percentage of reimbursement amounts. We are unable at this time to predict how this trend will affect our results of operations, but it could negatively impact our revenues or our cost of operations, or both.

Our revenues are somewhat concentrated in a small number of states which will make us particularly sensitive to regulatory and economic changes in those states.

Our revenues are particularly sensitive to regulatory and economic changes in states in which we generate a significant portion of our revenues, including Florida, Pennsylvania, Texas, Indiana and Tennessee. Accordingly, any change in the current demographic, economic, competitive or regulatory conditions in these states could have an adverse effect on our business, financial condition or results of operations. Changes to the Medicaid programs in these states could also have an adverse effect on our business, financial condition, results of operations or cash flows. For example, the Texas Medicaid Waiver Program provides funding for uncompensated care and delivery system reform initiatives and allows Texas to continue receiving supplemental Medicaid reimbursement while expanding its Medicaid managed care program. CMS has extended the waiver through December 31, 2017. Texas has submitted an application to extend its Medicaid Waiver Program through September 30, 2019, but CMS has not yet issued a decision. We cannot predict whether the Texas Medicaid Waiver Program will be extended, continue in its current form or guarantee that revenues recognized from the program will not decrease.

In addition, some of our hospitals in Florida, Texas and other areas along the Gulf Coast are located in hurricane-prone areas. In the past, hurricanes have had a disruptive effect on the operations of our hospitals in Florida, Texas and other coastal states and the patient populations in those states. Our business activities could be harmed by a particularly active hurricane season or even a single storm, and the property insurance we obtain may not be adequate to cover losses from future hurricanes or other natural disasters.

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

Our Stockholder Protection Rights Agreement was adopted in order to prevent the accumulation of a potentially controlling block of the Company’s common stock pending our exploration of potential strategic options and alternatives. However, our Stockholders Protection Rights Agreement may impede an attempt to acquire a significant or controlling ownership interest in the Company, and may prevent or make more difficult takeovers or unsolicited corporate transactions involving the Company not supported by our Board of Directors, even if such a transaction were considered beneficial by some of our stockholders. The Stockholder Protection Rights Agreement will expire on April 1, 2017.

There can be no assurance that our exploration of strategic alternatives will result in any transaction, and exploration of strategic alternatives may impact our ability to pursue other opportunities.

As initially disclosed on September 19, 2016, with the assistance of advisors, we are exploring a variety of options with financial sponsors, as well as other potential alternatives. These discussions are ongoing. There can be no certainty that the exploration will result in any kind of transaction. We do not expect to make further public comment regarding these matters while the exploration takes place unless and until we otherwise deem further public comment is appropriate or required. In addition, the process of exploring strategic alternatives has involved and may continue to involve the dedication of significant resources, including the time and attention of our management, and the incurrence of significant costs and expenses. Moreover, uncertainty regarding the possible outcome of our exploration of strategic alternatives may increase the challenge of recruiting and retaining talented and skilled personnel. It is also possible that potentially inaccurate market speculation regarding the outcome of the process may cause our stock to trade based on factors other than our financial and operating performance and prospects as a stand-alone company.

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

For each of our hospitals owned or leased as of December 31, 2016, the following table shows its location, the date of its acquisition or lease inception and the number of licensed beds:

Hospital	City	Licensed Beds(1)	Date of Acquisition/Lease Inception	Ownership Type
Alabama
South Baldwin Regional Medical Center	Foley	112	June, 2000	Leased
Grandview Medical Center	Birmingham	372	July, 2007	Owned
Flowers Hospital	Dothan	235	July, 2007	Owned
Medical Center Enterprise	Enterprise	131	July, 2007	Owned
Gadsden Regional Medical Center	Gadsden	346	July, 2007	Owned
Crestwood Medical Center	Huntsville	180	July, 2007	Owned
Stringfellow Memorial Hospital	Anniston	125	January, 2014	Leased

Alaska
Mat-Su Regional Medical Center	Palmer	74	July, 2007	Owned

Arizona
Western Arizona Regional Medical Center	Bullhead City	139	July, 2000	Owned
Northwest Medical Center	Tucson	300	July, 2007	Owned
Oro Valley Hospital	Oro Valley	146	July, 2007	Owned

Hospital	City	Licensed Beds(1)	Date of Acquisition/Lease Inception	Ownership Type
Arkansas
Northwest Health System
Northwest Medical Center - Bentonville	Bentonville	128	July, 2007	Owned
Northwest Medical Center - Springdale	Springdale	222	July, 2007	Owned
Willow Creek Women’s Hospital	Johnson	64	July, 2007	Owned
Northwest Health Physician’s Specialty Hospital	Fayetteville	21	April, 2016	Leased
Siloam Springs Regional Hospital	Siloam Springs	73	February, 2009	Owned
Medical Center of South Arkansas	El Dorado	166	April, 2009	Leased

Sparks Regional Medical Center	Fort Smith	492	January, 2014	Owned
Sparks Medical Center - Van Buren	Van Buren	103	January, 2014	Leased

Florida
Lake Wales Medical Center	Lake Wales	160	December, 2002	Owned
North Okaloosa Medical Center	Crestview	110	March, 1996	Owned
Bayfront Health Brooksville	Brooksville	120	January, 2014	Leased
Bayfront Health Dade City	Dade City	120	January, 2014	Owned
Bayfront Health Port Charlotte	Port Charlotte	254	January, 2014	Owned
Bayfront Health Punta Gorda	Punta Gorda	208	January, 2014	Owned
Bayfront Health St. Petersburg	St. Petersburg	480	January, 2014	Leased
Bayfront Health Spring Hill	Spring Hill	124	January, 2014	Leased
Heart of Florida Regional Medical Center	Davenport	193	January, 2014	Owned
Highlands Regional Medical Center	Sebring	126	January, 2014	Leased
Lower Keys Medical Center	Key West	167	January, 2014	Leased
Physicians Regional Healthcare System - Collier	Naples	100	January, 2014	Owned
Physicians Regional Healthcare System - Pine Ridge	Naples	101	January, 2014	Owned
Santa Rosa Medical Center	Milton	129	January, 2014	Leased
Sebastian River Medical Center	Sebastian	154	January, 2014	Owned
Seven Rivers Regional Medical Center	Crystal River	128	January, 2014	Owned
Shands Lake Shore Regional Medical Center	Lake City	99	January, 2014	Leased
Shands Live Oak Regional Medical Center	Live Oak	25	January, 2014	Owned
Shands Starke Regional Medical Center	Starke	49	January, 2014	Owned
St. Cloud Regional Medical Center	St. Cloud	84	January, 2014	Owned
Venice Regional Bayfront Health	Venice	312	January, 2014	Owned
Wuesthoff Health System - Melbourne	Melbourne	119	January, 2014	Owned
Wuesthoff Health System - Rockledge	Rockledge	298	January, 2014	Owned
Munroe Regional Medical Center	Ocala	421	April, 2014	Leased

Georgia
East Georgia Regional Medical Center	Statesboro	149	January, 2014	Owned

Hospital	City	Licensed Beds(1)	Date of Acquisition/Lease Inception	Ownership Type
Indiana
Porter Hospital	Valparaiso	301	May, 2007	Owned
Lutheran Health Network
Bluffton Regional Medical Center	Bluffton	79	July, 2007	Owned
Dupont Hospital	Fort Wayne	131	July, 2007	Owned
Lutheran Hospital	Fort Wayne	396	July, 2007	Owned
Lutheran Musculoskeletal Center	Fort Wayne	39	July, 2007	Owned
Lutheran Rehabilitation Hospital (rehabilitation)	Fort Wayne	36	July, 2007	Owned
St. Joseph’s Hospital	Fort Wayne	191	July, 2007	Owned
Dukes Memorial Hospital	Peru	25	July, 2007	Owned
Kosciusko Community Hospital	Warsaw	72	July, 2007	Owned
La Porte Hospital	La Porte	227	March, 2016	Owned
Starke Hospital	Knox	53	March, 2016	Leased

Louisiana
Byrd Regional Hospital	Leesville	60	October, 1994	Owned
Northern Louisiana Medical Center	Ruston	171	April, 2007	Owned
Lake Area Medical Center	Lake Charles	88	July, 2007	Owned

Mississippi
Merit Health Wesley	Hattiesburg	211	July, 2007	Owned
Merit Health River Region	Vicksburg	341	July, 2007	Owned
Merit Health Biloxi	Biloxi	198	January, 2014	Leased
Merit Health Central	Jackson	462	January, 2014	Leased
Merit Health Rankin	Brandon	134	January, 2014	Leased
Merit Health Gilmore Memorial	Amory	95	January, 2014	Owned
Merit Health Madison	Canton	67	January, 2014	Owned
Merit Health Northwest Mississippi	Clarksdale	181	January, 2014	Leased
Merit Health River Oaks	Flowood	160	January, 2014	Owned
Merit Health Batesville	Batesville	112	January, 2014	Owned
Merit Health Woman’s Hospital	Flowood	109	January, 2014	Owned
Merit Health Natchez	Natchez	179	October, 2014	Owned

Missouri
Moberly Regional Medical Center	Moberly	101	November, 1993	Owned
Northeast Regional Medical Center	Kirksville	93	December, 2000	Leased
Poplar Bluff Regional Medical Center	Poplar Bluff	442	January, 2014	Owned
Twin Rivers Regional Medical Center	Kennett	116	January, 2014	Owned

New Jersey
Memorial Hospital of Salem County	Salem	126	September, 2002	Owned

New Mexico
Eastern New Mexico Medical Center	Roswell	162	April, 1998	Owned
Carlsbad Medical Center	Carlsbad	115	July, 2007	Owned
Lea Regional Medical Center	Hobbs	202	July, 2007	Owned
Mountain View Regional Medical Center	Las Cruces	168	July, 2007	Owned

Hospital	City	Licensed Beds(1)	Date of Acquisition/Lease Inception	Ownership Type
North Carolina
Lake Norman Regional Medical Center	Mooresville	123	January, 2014	Owned
Davis Regional Medical Center	Statesville	130	January, 2014	Owned

Ohio
Valleycare System of Ohio
Northside Medical Center	Youngstown	355	October, 2010	Owned
Trumbull Memorial Hospital	Warren	311	October, 2010	Owned
Hillside Rehabilitation Hospital (rehabilitation)	Warren	69	October, 2010	Owned

Oklahoma
AllianceHealth Ponca City	Ponca City	140	May, 2006	Owned
AllianceHealth Deaconess	Oklahoma City	238	July, 2007	Owned
AllianceHealth Woodward	Woodward	87	July, 2007	Leased
AllianceHealth Clinton	Clinton	56	January, 2014	Leased
AllianceHealth Madill	Madill	25	January, 2014	Leased
AllianceHealth Pryor	Pryor	52	January, 2014	Leased
AllianceHealth Durant	Durant	148	January, 2014	Owned
AllianceHealth Midwest	Midwest City	255	January, 2014	Leased
AllianceHealth Seminole	Seminole	32	January, 2014	Leased

Pennsylvania
Commonwealth Health Network
Berwick Hospital	Berwick	101	March, 1999	Owned
Wilkes-Barre General Hospital	Wilkes-Barre	412	April, 2009	Owned
First Hospital Wyoming Valley (psychiatric)	Wilkes-Barre	193	April, 2009	Owned
Regional Hospital of Scranton	Scranton	186	May, 2011	Owned
Tyler Memorial Hospital	Tunkhannock	48	May, 2011	Owned
Moses Taylor Hospital	Scranton	214	January, 2012	Owned
Brandywine Hospital	Coatesville	169	June, 2001	Owned
Chestnut Hill Hospital	Philadelphia	148	February, 2005	Owned
Easton Hospital	Easton	254	October, 2001	Owned
Jennersville Regional Hospital	West Grove	63	October, 2001	Owned
Pottstown Memorial Medical Center	Pottstown	232	July, 2003	Owned
Phoenixville Hospital	Phoenixville	151	August, 2004	Owned
Memorial Hospital	York	100	July, 2012	Owned
Carlisle Regional Medical Center	Carlisle	165	January, 2014	Owned
Heart of Lancaster Regional Medical Center	Lititz	148	January, 2014	Owned
Lancaster Regional Medical Center	Lancaster	214	January, 2014	Owned
Sharon Regional Health System	Sharon	258	April, 2014	Owned

South Carolina
Springs Memorial Hospital	Lancaster	225	November, 1994	Owned
Mary Black Memorial Hospital	Spartanburg	207	July, 2007	Owned
Carolinas Hospital System	Florence	396	July, 2007	Owned
Carolinas Hospital System - Marion	Mullins	124	July, 2010	Owned
Chester Regional Medical Center	Chester	82	January, 2014	Leased
Mary Black Health System - Gaffney	Gaffney	125	November, 2014	Owned

Hospital	City	Licensed Beds(1)	Date of Acquisition/Lease Inception	Ownership Type
Tennessee
Tennova - Lakeway Regional Hospital	Morristown	135	May, 1993	Owned
Tennova - Regional Jackson	Jackson	150	January, 2003	Owned
Tennova - Dyersburg Regional	Dyersburg	225	January, 2003	Owned
Tennova - Volunteer Martin	Martin	100	January, 2003	Owned
Tennova Healthcare - Shelbyville	Shelbyville	60	July, 2005	Owned
Tennova Healthcare - Cleveland	Cleveland	351	October, 2005	Owned
Tennova Healthcare - Clarksville	Clarksville	270	July, 2007	Owned
Tennova Healthcare - Harton	Tullahoma	135	January, 2014	Owned
Tennova Healthcare - Jamestown	Jamestown	85	January, 2014	Owned
Tennova - Jefferson Memorial Hospital	Jefferson City	58	January, 2014	Leased
Tennova - LaFollette Medical Center	LaFollette	66	January, 2014	Leased
Tennova - Newport Medical Center	Newport	130	January, 2014	Owned
Tennova - North Knoxville Medical Center	Powell	108	January, 2014	Owned
Tennova - Physicians Regional Medical Center	Knoxville	401	January, 2014	Owned
Tennova - Turkey Creek Medical Center	Knoxville	101	January, 2014	Owned
Tennova Healthcare - Lebanon	Lebanon	245	January, 2014	Owned

Texas
Hill Regional Hospital	Hillsboro	116	October, 1994	Leased
Lake Granbury Medical Center	Granbury	73	January, 1997	Leased
South Texas Regional Medical Center	Jourdanton	67	November, 2001	Owned
Laredo Medical Center	Laredo	326	October, 2003	Owned
Weatherford Regional Medical Center	Weatherford	103	November, 2006	Leased
Abilene Regional Medical Center	Abilene	231	July, 2007	Owned
Brownwood Regional Medical Center	Brownwood	188	July, 2007	Owned
College Station Medical Center	College Station	167	July, 2007	Owned
Navarro Regional Hospital	Corsicana	162	July, 2007	Owned
Longview Regional Medical Center	Longview	230	July, 2007	Owned
Woodland Heights Medical Center	Lufkin	149	July, 2007	Owned
San Angelo Community Medical Center	San Angelo	171	July, 2007	Owned
DeTar Healthcare System	Victoria	304	July, 2007	Owned
Cedar Park Regional Medical Center	Cedar Park	93	December, 2007	Owned
Tomball Regional Medical Center	Tomball	350	October, 2011	Owned

Virginia
Southern Virginia Regional Medical Center	Emporia	80	March, 1999	Owned
Southampton Memorial Hospital	Franklin	105	March, 2000	Owned
Southside Regional Medical Center	Petersburg	300	August, 2003	Owned

Washington
Rockwood Health System
Deaconess Hospital	Spokane	388	October, 2008	Owned
Valley Hospital	Spokane Valley	123	October, 2008	Owned
Yakima Regional Medical and Cardiac Center	Yakima	214	January, 2014	Owned
Toppenish Community Hospital	Toppenish	63	January, 2014	Owned

Hospital	City	Licensed Beds(1)	Date of Acquisition/Lease Inception	Ownership Type
West Virginia
Plateau Medical Center	Oak Hill	25	July, 2002	Owned
Greenbrier Valley Medical Center	Ronceverte	122	July, 2007	Owned
Bluefield Regional Medical Center	Bluefield	92	October, 2010	Owned
Williamson Memorial Hospital	Williamson	76	January, 2014	Owned

Total Licensed Beds at December 31, 2016		26,476

Total Hospitals at December 31, 2016		158

(1)	Licensed beds are the number of beds for which the appropriate state agency licenses a facility regardless of whether the beds are actually available for patient use.

The real property of substantially all of our wholly-owned hospitals is also encumbered by mortgages to support obligations under our credit facility and outstanding senior secured notes.

The following table lists the hospitals owned by joint venture entities in which we do not have a consolidating ownership interest, along with our percentage ownership interest in the joint venture entity as of December 31, 2016. Information on licensed beds was provided by the majority owner and manager of each joint venture. A subsidiary of HCA Holdings, Inc. is the majority owner of Macon Healthcare LLC.

Joint Venture	Facility Name	City	State	Licensed Beds
Macon Healthcare LLC	Coliseum Medical Center (38%)	Macon	GA	250
Macon Healthcare LLC	Coliseum Psychiatric Center (38%)	Macon	GA	60
Macon Healthcare LLC	Coliseum Northside Hospital (38%)	Macon	GA	103

Item 3. Legal Proceedings

From time to time, we receive inquiries or subpoenas from state regulators, state Medicaid Fraud Control units, fiscal intermediaries, the Centers for Medicare and Medicaid Services, the Department of Justice and other government entities regarding various Medicare and Medicaid issues. In addition to the matters discussed below, we are currently responding to subpoenas and administrative demands concerning (a) certain cardiology procedures, medical records and policies at a New Mexico hospital, (b) an inquiry regarding a sleep lab at a Louisiana hospital, (c) a subpoena regarding wound care services at one of our Florida hospitals (which appears to be related to unsealed cases against Healogics, Inc.), (d) a subpoena concerning provider based billing status for hyperbaric oxygen therapy at one of our Tennessee hospitals, (e) a subpoena concerning a physician relationship at one of our Texas hospitals and (f) a civil investigative demand concerning short-term Medicaid eligibility determinations processed by third party vendors at one of our Pennsylvania hospitals. In addition, we are subject to other claims and lawsuits arising in the ordinary course of our business including lawsuits and claims related to billing practices and the administration of charity care policies at our hospitals. Based on current knowledge, management does not believe that loss contingencies arising from pending legal, regulatory and governmental matters, including the matters described herein, will have a material adverse effect on the consolidated financial position or liquidity of the Company. However, in light of the inherent uncertainties involved in pending legal, regulatory and governmental matters, some of which are beyond our control, and the very large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to our results of operations or cash flows for any particular reporting period. Settlements of suits involving Medicare and Medicaid issues routinely require both monetary payments as well as corporate integrity agreements. Additionally, qui tam or “whistleblower” actions initiated under the civil False Claims Act may be pending but placed under seal by the court to comply with the False Claims Act’s requirements for filing such suits. In September 2014, the Criminal Division of the United States Department of

Justice, or DOJ, announced that all qui tam cases will be shared with their Division to determine if a parallel criminal investigation should be opened. The Criminal Division has also frequently stated an intention to pursue corporations in criminal prosecutions. From time to time, we detect issues of non-compliance with Federal healthcare laws pertaining to claims submission and reimbursement practices and/or financial relationships with physicians. We avail ourselves of various mechanisms to address potential overpayments arising out of these issues, including repayment of claims, rebilling of claims, and participation in voluntary disclosure protocols offered by the Centers for Medicare and Medicaid Services and the Office of the Inspector General. Participating in voluntary repayments and voluntary disclosure protocols can have the potential for significant settlement obligations or even enforcement action.

The following legal proceedings are described in detail because, although they may not be required to be disclosed in this Part I, Item 3 under SEC rules, due to the nature of the business of the Company, we believe that the following discussion of these matters may provide useful information to security holders. This discussion does not include claims and lawsuits covered by medical malpractice, general liability or employment practices insurance and risk retention programs, none of which claims or lawsuits would in any event be required to be disclosed in this Part I, Item 3 under SEC rules. Certain of the matters referenced below are also discussed in the Notes to Consolidated Financial Statements at Part II, Item 8 under Note 17 “Commitment and Contingencies.”

Community Health Systems, Inc. Legal Proceedings

Shareholder Litigation

Class Action Shareholder Federal Securities Cases. Three purported class action cases have been filed in the United States District Court for the Middle District of Tennessee; namely, Norfolk County Retirement System v. Community Health Systems, Inc., et al., filed May 9, 2011; De Zheng v. Community Health Systems, Inc., et al., filed May 12, 2011; and Minneapolis Firefighters Relief Association v. Community Health Systems, Inc., et al., filed June 21, 2011. All three seek class certification on behalf of purchasers of our common stock between July 27, 2006 and April 11, 2011 and allege that misleading statements resulted in artificially inflated prices for our common stock. In December 2011, the cases were consolidated for pretrial purposes and NYC Funds and its counsel were selected as lead plaintiffs/lead plaintiffs’ counsel. In lieu of ruling on our motion to dismiss, the court permitted the plaintiffs to file a first amended consolidated class action complaint which was filed on October 5, 2015. Our motion to dismiss was filed on November 4, 2015 and oral argument took place on April 11, 2016. Our motion to dismiss was granted on June 16, 2016 and on June 27, 2016, the plaintiffs filed a notice of appeal to the Sixth Circuit Court of Appeals. The matter is fully briefed and we are waiting on the setting of a date for oral argument. We believe this consolidated matter is without merit and will vigorously defend this case.

Shareholder Derivative Actions. Three purported shareholder derivative actions have also been filed in the United States District Court for the Middle District of Tennessee; Plumbers and Pipefitters Local Union No. 630 Pension Annuity Trust Fund v. Wayne T. Smith, et al., filed May 24, 2011; Roofers Local No. 149 Pension Fund v. Wayne T. Smith, et al., filed June 21, 2011; and Lambert Sweat v. Wayne T. Smith, et al., filed October 5, 2011. These three cases allege breach of fiduciary duty arising out of allegedly improper inpatient admission practices, mismanagement, waste and unjust enrichment. These cases have been consolidated into a single, consolidated action. The plaintiffs filed an operative amended derivative complaint in these three consolidated actions on March 15, 2012. Our motion to dismiss was argued on June 13, 2013. On September 27, 2013, the court issued an order granting in part and denying in part our motion to dismiss. This case was settled pursuant to a final order entered on January 17, 2017. Pursuant to the terms of the settlement, we are required to adopt and maintain for a specified period certain corporate governance measures. For more information, see the order and stipulation of settlement filed as Exhibit 99.2 to this Annual Report on Form 10-K.

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

Commercial Litigation and Other Lawsuits

Becker v. Community Health Systems, Inc. d/b/a Community Health Systems Professional Services Corporation d/b/a Community Health Systems d/b/a Community Health Systems PSC, Inc. d/b/a Rockwood Clinic P.S. and Rockwood Clinic, P.S. (Superior Court, Spokane, Washington). This suit was filed on February 29, 2012, by a former chief financial officer at Rockwood Clinic in Spokane, Washington. Becker claims he was wrongfully terminated for allegedly refusing to certify a budget for Rockwood Clinic in 2012. On February 29, 2012, he also filed an administrative complaint with the Department of Labor, Occupational Safety and Health Administration alleging that he is a whistleblower under Sarbanes-Oxley, which was dismissed by the agency and was appealed to an administrative law judge for a hearing that occurred on January 19-26, 2016. In a decision dated November 9, 2016, the law judge awarded Becker approximately $1.9 million for front pay, back pay and emotional damages with attorney fees to be later determined. We have appealed the award to the Administrative Review Board and briefing is currently underway. At a hearing on July 27, 2012, the trial court dismissed Community Health Systems, Inc. from the state case and subsequently certified the state case for an interlocutory appeal of the denial to dismiss his employer and the management company. The appellate court accepted the interlocutory appeal, and it was argued on April 30, 2014. On August 14, 2014, the court denied our appeal. On October 20, 2014, we filed a petition to review the denial with the Washington Supreme Court. Our appeal was accepted and oral argument was heard on June 9, 2015. On September 15, 2015, the court denied our appeal and remanded to the trial court; a previous trial setting of September 12, 2016 has been vacated and not reset. We continue to vigorously defend these actions.

Eliel Ntakirutimana, M.D. and Anesthesia Healthcare Partners of Laredo, P.A., Jose Berlioz, M.D. and Jose Berlioz, M.D., P.A. d/b/a Safari Pediatrics v. Laredo Texas Hospital Company, L.P. d/b/a Laredo Medical Center, CHS/Community Health Systems, Inc., Webb Hospital Corporation, Community Health Systems Professional Services Corporation, Community Health Systems, Inc., Abraham “Abe” Martinez, Argelia “Argie” Martinez, Michael Portacci, Wayne Smith, Timothy P. Adams, and Timothy Schmidt. On December 28, 2012, two physicians and each of their professional associations, who previously contracted as independent contractors with Laredo Medical Center under contracts that could be terminated without cause upon certain written notice, filed a first amended complaint. The first amended complaint alleged claims for breaches of contracts, unjust enrichment, violation of the Texas Theft Liability Act, negligence, breach of fiduciary duty, knowing participation in breach of fiduciary duty, defamation and business disparagement, R.I.C.O., economic duress/coercion, tortious interference with contracts or prospective business relations, conspiracy, respondent superior, actual and apparent authority, ratification, vice-principal liability, and joint enterprise liability. The first amended complaint, in part, alleges facts concerning payments made by Dr. Eliel Ntakirutimana to former Laredo Medical Center CEO, Abe Martinez, who is also a defendant in the suit. On October 23, 2013, an order staying the case until further notice was entered. On April 13, 2016, the magistrate judge entered an order lifting the stay and set a scheduling conference that was held on June 8, 2016. On July 22, 2016, we filed several motions for summary judgment. Additional motions for summary judgment have been filed. We continue to vigorously defend this matter.

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

We have incurred certain expenses to remediate and investigate this matter, and expect to continue to incur expenses of this nature in the foreseeable future. In addition, multiple purported class action lawsuits have been filed against us and certain subsidiaries. These lawsuits allege that sensitive information was unprotected and inadequately encrypted by us. The plaintiffs claim breach of contract and other theories of recovery, and are seeking damages, as well as restitution for any identity theft. On February 4, 2015, the United States Judicial Panel on Multidistrict Litigation ordered the transfer of the purported class actions pending outside of the District Court for the Northern District of Alabama to the District Court for the Northern District of Alabama for coordinated or consolidated pretrial proceedings. A consolidated complaint was filed and we filed a motion to dismiss on September 21, 2015, which was partially argued on February 10, 2016. In an oral ruling from the bench, the court greatly limited the potential class by ruling only plaintiffs with specific injury resulting from the breach had standing to sue. Further, on jurisdictional grounds, the court dismissed Community Health Systems, Inc. from all non-Tennessee based cases. Finally, the court set April 15, 2016 for further argument on whether the remaining plaintiffs have sufficiently stated a cause of action to continue their cases. On April 15, 2016 in an oral ruling from the bench, the court dismissed additional claims and following this oral ruling only eight of the forty plaintiffs remained with significant limitations imposed on their ability to assert claims for damages. These oral rulings were confirmed in a written order filed on September 12, 2016. On October 20, 2016, the plaintiffs filed a renewed motion for interlocutory appeal from the motion to dismiss ruling and on February 15, 2017 this motion was denied. At this time, we are unable to predict the outcome of this litigation or determine the potential impact, if any, that could result from this litigation, but we intend to vigorously defend these lawsuits. This matter may subject us to additional litigation, potential governmental inquiries, potential reputational damage, and additional remediation, operating and other expenses.

Mounce v. Community Health Systems, Inc. This case is a purported class action lawsuit served on July 29, 2015, claiming our affiliated Arkansas hospitals violated payor contracts by allegedly improperly asserting hospital liens against third-party tortfeasors and seeking class certifications for any similarly situated plaintiffs at any affiliated Arkansas hospital. A motion of summary judgment and a motion of class certification have been filed and both are currently pending. We believe these claims are without merit and will vigorously defend the case.

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

Certain Legal Proceedings Related to HMA

Medicare/Medicaid Billing Lawsuits

Beginning during the week of December 16, 2013 eleven qui tam lawsuits filed by private individuals against HMA were unsealed in various United States district courts. The United States has elected to intervene in all or part of eight of these matters; namely U.S. ex rel. Craig Brummer v. Health Management Associates, Inc. et al. (Middle District Georgia) (“Brummer”); U.S. ex rel. Ralph D. Williams v. Health Management Associates, Inc. et al. (Middle District Georgia) (“Williams”); U.S. ex rel. Scott H. Plantz, M.D. et al. v. Health Management Associates, Inc., et al. (Northern District Illinois) (“Plantz”); U.S. ex rel. Thomas L. Mason, M.D. et al. v. Health Management Associates, Inc. et al. (Western District North Carolina) (“Mason”); U.S. ex rel. Jacqueline Meyer,

et al. v. Health Management Associates, Inc., Gary Newsome et al. (“Jacqueline Meyer”) (District of South Carolina); U.S. ex rel. George Miller, et al. v. Health Management Associates, Inc. (Eastern District of Pennsylvania) (“Miller”); U.S. ex rel. Bradley Nurkin v. Health Management Associates, Inc. et al. (Middle District of Florida) (“Nurkin”); and U.S. ex rel. Paul Meyer v. Health Management Associates, Inc. et al. (Southern District Florida) (“Paul Meyer”). The United States has elected to intervene with respect to allegations in these cases that certain HMA hospitals inappropriately admitted patients and then submitted reimbursement claims for treating those individuals to federal healthcare programs in violation of the False Claims Act or that certain HMA hospitals had inappropriate financial relationships with physicians which violated the Stark law, the Anti-Kickback Statute, and the False Claims Act. Certain of these complaints also allege the same actions violated various state laws which prohibit false claims. The United States has declined to intervene in three of the eleven matters, namely U.S. ex rel. Anita France, et al. v. Health Management Associates, Inc. (Middle District Florida) (“France”) which involved allegations of wrongful billing and was settled; U.S. ex rel. Sandra Simmons v. Health Management Associates, Inc. et al. (Eastern District Oklahoma) (“Simmons”) which alleges unnecessary surgery by an employed physician and which was settled as to all allegations except alleged wrongful termination; and U.S. ex rel. David Napoliello, M.D. v. Health Management Associates, Inc. (Middle District Florida) (“Napoliello”) which alleges inappropriate admissions. On April 3, 2014, the Multi District Litigation Panel ordered the transfer and consolidation for pretrial proceedings of the eight intervened cases, plus the Napoliello matter, to the District of the District of Columbia under the name In Re: Health Management Associates, Inc. Qui Tam Litigation. On June 2, 2014, the court entered a stay of this matter until October 6, 2014, which was subsequently extended until February 27, 2015, May 27, 2015, September 25, 2015, January 25, 2016, May 25, 2016, September 26, 2016, December 27, 2016 and now until April 27, 2017. We intend to defend against the allegations in these matters, but have also been cooperating with the government in the ongoing investigation of these allegations. We have been in discussions with the Civil Division of the DOJ regarding the resolution of these matters. During the first quarter of 2015, we were informed the Criminal Division continues to investigate former executive-level employees of HMA and continues to consider whether any HMA entities should be held criminally liable for the acts of the former HMA employees. We are voluntarily cooperating with these inquiries and have not been served with any subpoenas or other legal process.

Qui Tam Matters Where the Government Declined Intervention

U.S. ex rel. Richard M. O’Keeffe, Jr., M.D. v. The River Oaks Management Company, LLC, et al. (SD Mississippi). By order filed on February 10, 2017, the court ordered the unsealing of this matter. The unsealing revealed that on February 3, 2017 the United States had declined to intervene in the allegations that an HMA subsidiary had an inappropriate financial relationship with the relator because his employment contract allegedly was not fair market value in violation of the Stark law, the Anti-Kickback Statute and the False Claims Act. We believe this matter is without merit and will vigorously defend this case.

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

Class Action Lawsuits

On April 30, 2012, two class action lawsuits that were brought against HMA and certain of its then executive officers, one of whom was at that time also a director, were consolidated in the United States District Court for the Middle District of Florida under the caption In Re: Health Management Associates, Inc., et al. and three pension fund plaintiffs were appointed as lead plaintiffs. On July 30, 2012, the lead plaintiffs filed an amended consolidated complaint purportedly on behalf of stockholders who purchased HMA’s common stock during the period from July 27, 2009, through January 9, 2012. The amended consolidated complaint (i) alleges that HMA made false and misleading statements in certain public disclosures regarding its business and financial results and (ii) asserts claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. Among other things, the plaintiffs claim that HMA inflated its earnings by engaging in fraudulent Medicare billing practices that entailed admitting patients to observation status when they should not have been admitted at all and to inpatient status when they should have been admitted to observation status. The plaintiffs seek unspecified monetary damages. On October 22, 2012, the defendants moved to dismiss the plaintiffs’ amended consolidated complaint for failure to state a claim or plead facts required by the Private Securities Litigation Reform Act. The plaintiffs filed an unopposed stipulation and proposed order to suspend briefing on the defendants’ motion to dismiss because they intended to seek leave of court to file a proposed second amended consolidated complaint. On December 15, 2012, the court entered an order approving the stipulation and providing a schedule for briefing with respect to the proposed amended pleadings. On February 25, 2013, the plaintiffs filed a second amended consolidated complaint, which asserted substantially the same claims as the amended consolidated complaint. As of August 15, 2013, the defendants’ motion to dismiss the second amended complaint for failure to state a claim and plead facts required by the Private Securities Litigation Reform Act was fully briefed and awaiting the Court’s decision. On May 22, 2014, the court granted the motion to dismiss and on June 20, 2014 the plaintiffs appealed to the Eleventh Circuit, where oral argument was heard on February 6, 2015. On May 11, 2015, the Eleventh Circuit Court affirmed the granting of the motion to dismiss. On June 11, 2015, plaintiffs filed an application for an en banc review. On June 24, 2016 the application for en banc review was denied. On November 21, 2016, plaintiff filed a petition for a writ of certiorari in the United States Supreme Court. On February 6, 2017, we filed a brief in opposition. We intend to vigorously defend against the allegations in this lawsuit. We are unable to predict the outcome or determine the potential impact, if any, that could result from its final resolution.

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

Management of Significant Legal Proceedings

In accordance with our governance documents, including our Governance Guidelines and the charter of the Audit and Compliance Committee, our management of significant legal proceedings is overseen by the independent members of the Board of Directors and, in particular, the Audit and Compliance Committee. The Audit and Compliance Committee is charged with oversight of compliance, regulatory and litigation matters, and enterprise risk management. Management has been instructed to refer all significant legal proceedings and allegations of financial statement fraud, error, or misstatement to the Audit and Compliance Committee for its oversight and evaluation. Consistent with New York Stock Exchange, NASDAQ and Sarbanes-Oxley independence requirements, the Audit and Compliance Committee is comprised entirely of individuals who are independent of our management, and all three members of the Audit and Compliance Committee are “audit committee financial experts” as defined in the Securities Exchange Act of 1934, as amended.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We completed an initial public offering of our common stock on June 14, 2000. Our common stock began trading on June 9, 2000 and is listed on the New York Stock Exchange under the symbol CYH. As of February 15, 2017, there were approximately 188 record holders of our common stock. The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock as reported by the New York Stock Exchange.

	High	Low
Year Ended December 31, 2015
First Quarter	$46.46	$37.46
Second Quarter	53.50	40.27
Third Quarter	52.66	33.35
Fourth Quarter	37.41	20.16
Year Ended December 31, 2016
First Quarter	$27.30	$12.86
Second Quarter	21.38	11.70
Third Quarter	13.59	9.66
Fourth Quarter	11.74	4.15

Stock Performance Graph

The following graph sets forth the cumulative return of our common stock during the five year period ended December 31, 2016, as compared to the cumulative return of the Standard & Poor’s 500 Stock Index (S&P 500) and the cumulative return of the Dow Jones Healthcare Index. The graph assumes an initial investment of $100 in our common stock and in each of the foregoing indices and the reinvestment of dividends where applicable. The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, future performance of our common stock. The market price of our common stock used to calculate the cumulative return has been adjusted in prior periods for the impact of the April 2016 QHC spin-off and related distribution of QHC common stock to our stockholders.

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

With the exception of a special cash dividend of $0.25 per share paid by us in December 2012, historically, we have not paid any cash dividends. Subject to certain exceptions, our Credit Facility limits the ability of our subsidiaries to pay dividends and make distributions to us, and limits our ability to pay dividends and/or repurchase stock, to an amount not to exceed $200 million in the aggregate plus an additional $25 million in any particular year plus the aggregate amount of proceeds from the exercise of stock options. The indentures governing the senior and senior secured notes also restrict our subsidiaries from, among other matters, paying dividends and making distributions to us, which thereby limits our ability to pay dividends and/or repurchase stock. The non-cash dividend of approximately $713 million recorded by us during the year ended December 31, 2016 to reflect the distribution of the net assets of QHC was a permitted transaction under our Credit Facility. As of December 31, 2016, under the most restrictive test under these agreements (and subject to certain exceptions), we have approximately $318 million remaining available with which to pay permitted dividends and/or repurchase shares of our stock or our senior and senior secured notes.

On November 6, 2015, we adopted a new open market repurchase program for up to 10,000,000 shares of our common stock, not to exceed $300 million in repurchases. This repurchase program will expire at the earliest of three years from the commencement date, when the maximum number of shares has been repurchased, or when the maximum dollar amount has been expended. During the year ended December 31, 2015, we repurchased and retired 532,188 shares, which is the cumulative number of shares repurchased and retired under this program, at a weighted-average price of $27.31 per share. No shares were repurchased under this program during the year ended December 31, 2016.

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

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(b)
October 1, 2016 - October 31, 2016	4,522	$11.54	-	9,467,812
November 1, 2016 - November 30, 2016	-	-	-	9,467,812
December 1, 2016 - December 31, 2016	1,095	5.73	-	9,467,812

Total	5,617	$10.41	-	9,467,812

(a)	Includes 5,617 shares withheld by us to satisfy the payment of tax obligations related to the vesting of restricted stock awards.

(b)	On November 9, 2015, we announced the adoption of a new open market repurchase program for up to 10,000,000 shares of our common stock, not to exceed $300 million in repurchases. The new repurchase program will expire on the earlier of November 5, 2018, when the maximum number of shares has been repurchased, or when the maximum dollar amount has been expended. No shares were repurchased under this program during the three months ended December 31, 2016.

Item 6. Selected Financial Data

The following table summarizes specified selected financial data and should be read in conjunction with our related Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements.

Community Health Systems, Inc.

Five Year Summary of Selected Financial Data

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in millions, except share and per share data)
Consolidated Statement of (Loss) Income Data
Net operating revenues	$18,438	$19,437	$18,639	$12,819	$12,833
(Loss) income from operations	(860)	1,337	1,339	917	1,216
(Loss) income from continuing operations	(1,611)	295	260	242	358
Net (loss) income	(1,626)	259	203	217	346
Net income attributable to noncontrolling interests	95	101	111	76	80
Net (loss) income attributable to Community Health Systems, Inc. stockholders	(1,721)	158	92	141	266
Basic (loss) earnings per share attributable to Community Health Systems, Inc. common stockholders (1):
Continuing operations	$(15.41)	$1.69	$1.33	$1.80	$3.11
Discontinued operations	(0.13)	(0.31)	(0.51)	(0.27)	(0.13)

Net (loss) income	$(15.54)	$1.38	$0.82	$1.52	$2.98

Diluted (loss) earnings per share attributable to Community Health Systems, Inc. common stockholders (1):
Continuing operations	$(15.41)	$1.68	$1.32	$1.77	$3.09
Discontinued operations	(0.13)	(0.31)	(0.51)	(0.27)	(0.13)

Net (loss) income	$(15.54)	$1.37	$0.82	$1.51	$2.96

Weighted-average number of shares outstanding:
Basic	110,730,971	114,454,674	111,579,088	92,633,332	89,242,949
Diluted (2)	110,730,971	115,272,404	112,549,320	93,815,013	89,806,937
Consolidated Balance Sheet Data
Cash and cash equivalents	$238	$184	$509	$373	$388
Total assets	21,944	26,595	27,118	16,972	16,439
Long-term obligations	16,775	18,847	18,915	11,024	11,131
Redeemable noncontrolling interests in equity of consolidated subsidiaries	554	571	531	358	368
Community Health Systems, Inc. stockholders’ equity	1,615	4,019	4,003	3,068	2,731
Noncontrolling interests in equity of consolidated subsidiaries	113	86	80	64	65

(1)	Total per share amounts may not add due to rounding.
(2)	See Note 13 to the Consolidated Financial Statements, included in Item 8 of this Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read this discussion together with our Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements and “Selected Financial Data” included elsewhere in this Form 10-K.

Executive Overview

We are one of the largest publicly traded hospital companies in the United States and a leading operator of general acute care hospitals and outpatient facilities in communities across the country. We provide healthcare services through the hospitals that we own and operate and affiliated businesses in non-urban and selected urban markets throughout the United States. We generate revenues by providing a broad range of general and specialized hospital healthcare services and outpatient services to patients in the communities in which we are located. As of December 31, 2016, we owned or leased 155 hospitals included in continuing operations, comprised of 152 general acute care hospitals and three stand-alone rehabilitation or psychiatric hospitals. We also owned or leased three hospitals included in discontinued operations at December 31, 2016. For the hospitals that we own and operate, we are paid for our services by governmental agencies, private insurers and directly by the patients we serve.

As initially disclosed on September 19, 2016, with the assistance of advisors, we are exploring a variety of options with financial sponsors, as well as other potential alternatives. These discussions are ongoing. There can be no certainty that the exploration will result in any kind of transaction. We do not expect to make further public comment regarding these matters while the exploration process takes place unless and until we otherwise deem further public comment is appropriate or required.

In addition, our Board of Directors adopted a Stockholder Protection Rights Agreement on October 3, 2016. The Stockholder Protection Rights Agreement will not prevent our takeover, but may cause substantial dilution to a person or group that acquires 15% or more of our common stock, which may inhibit or render more difficult a merger, tender offer or other business combination involving us that is not supported by our Board of Directors. The Stockholder Protection Rights Agreement will expire on April 1, 2017.

As noted above, we have been implementing a portfolio rationalization and deleveraging strategy by divesting hospitals and non-hospital businesses that are attractive to strategic and other buyers. Generally, these businesses are not in one of our strategically beneficial service areas, are less complementary to our business strategy and/or have lower operating margins. More recently, in connection with our announced divestiture initiative, strategic buyers have made offers to buy certain of our assets. Through consideration of these offers we have divested or may divest hospitals and non-hospital businesses when we find such offers to be attractive and in line with our operating strategy.

In furtherance of this strategy, on April 29, 2016, we completed a spin-off of 38 hospitals and Quorum Health Resources, or QHR (our subsidiary that provided management advisory and consulting services to non-affiliated general acute care hospitals located throughout the United States), into Quorum Health Corporation, or QHC, and distributed, on a pro rata basis, all of the shares of QHC common stock to our stockholders of record as of April 22, 2016. These stockholders received a distribution of one share of QHC common stock for every four shares of our common stock held as of the record date plus cash in lieu of any fractional shares. The transaction was structured to be generally tax free to us and our stockholders. In recognition of the spin-off, we recorded a non-cash dividend of approximately $713 million during the year ended December 31, 2016, representing the net assets of QHC distributed to our stockholders. Immediately following the completion of the spin-off, our stockholders owned 100% of the outstanding shares of QHC common stock. Following the spin-off, QHC became an independent public company with its common stock listed for trading under the symbol “QHC” on the New York Stock Exchange. Financial and statistical data reported in this Form 10-K include QHC operating results through the spin-off date. Same-store operating results and statistical data exclude information for the hospitals divested in the spin-off of QHC for the year ended December 31, 2016, and the comparable period in 2015.

In connection with the spin-off, we entered into a separation and distribution agreement as well as certain ancillary agreements with QHC on April 29, 2016. These agreements allocated between QHC and us the various assets, employees, liabilities and obligations (including investments, property and employee benefits and tax-related assets and liabilities) that comprise the separate companies and govern certain relationships between, and activities of, QHC and us for a period of time after the spin-off.

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

On April 29, 2016, we sold our unconsolidated minority equity interests in Valley Health System, LLC, a joint venture with Universal Health Systems, Inc., or UHS, representing four hospitals in Las Vegas, Nevada, in which we owned a 27.5% interest, and in Summerlin Hospital Medical Center, LLC, a joint venture with UHS representing one hospital in Las Vegas, Nevada, in which we owned a 26.1% interest. We received $403 million in cash in return for the sale of these equity interests and recognized a gain of approximately $94 million on the sale of our investment during the year ended December 31, 2016.

On September 29, 2016, we signed a definitive agreement with subsidiaries of Curae Health, Inc. to sell the hospitals and associated assets at Merit Health Gilmore Memorial (95 licensed beds) in Amory, Mississippi, Merit Health Batesville (112 licensed beds) in Batesville, Mississippi, and Merit Health Northwest Mississippi (181 licensed beds) in Clarksdale, Mississippi. We have classified these hospitals as held for sale in the accompanying consolidated balance sheet. Based on the sales price for the sale of these hospitals, we recorded impairment charges of approximately $31 million related to the allocated hospital reporting unit goodwill and $20 million related to the adjustment of the fair value of certain long-lived assets during the year ended December 31, 2016.

On November 17, 2016, we signed a definitive agreement for the sale of two hospitals, a clinic and their associated assets to MultiCare Health System. Facilities included in the transaction include Deaconess Hospital (388 licensed beds) in Spokane, Washington, Valley Hospital (123 licensed beds) in Spokane Valley, Washington and the multi-specialty Rockwood Clinic in Spokane, Washington. We have classified these hospitals as held for sale in the accompanying consolidated balance sheet. Based on the sales price for the sale of these hospitals, we recorded an impairment charge of approximately $168 million related to the allocated hospital reporting unit goodwill during the year ended December 31, 2016.

On December 13, 2016, we signed a definitive agreement to sell two hospitals and their associated assets to subsidiaries of Sunnyside Community Hospital and Clinics. Facilities included in the transaction are Yakima Regional Medical and Cardiac Center (214 licensed beds) in Yakima, Washington and Toppenish Community Hospital (63 licensed beds) in Toppenish, Washington. We have classified these hospitals as held for sale in the accompanying consolidated balance sheet. Based on the sales price for the sale of these hospitals, we recorded impairment charges of approximately $20 million related to the allocated hospital reporting unit goodwill and $26 million related to the adjustment of the fair value of certain long-lived assets during the year ended December 31, 2016.

On December 22, 2016, we completed the sale and leaseback of ten medical office buildings for net proceeds of $159 million to HCP, Inc. The buildings, with a combined total of 756,183 square feet, are located in five states and support a wide array of diagnostic, medical and surgical services in an outpatient setting for the respective nearby hospitals. Because of our continuing involvement in these leased buildings, the transaction does not qualify for sale treatment and the related leases have been recorded as financing obligations in the accompanying consolidated balance sheet at December 31, 2016.

On December 31, 2016, we sold an 80% majority ownership interest in the home care division to a subsidiary of Almost Family, Inc. for $128 million. In connection with the divestiture of a controlling interest in the home care division, we recorded a gain of approximately $91 million on December 31, 2016.

On February 16, 2017, we signed a definitive agreement for the sale of eight hospitals and their associated assets to subsidiaries of Steward Health, Inc. The facilities included in this transaction are Easton Hospital (254 licensed beds) in Easton, Pennsylvania, Sharon Regional Health System (258 licensed beds) in Sharon, Pennsylvania, Northside Medical Center (355 licensed beds) in Youngstown, Ohio, Trumbull Memorial Hospital (311 licensed beds) in Warren, Ohio, Hillside Rehabilitation Hospital (69 licensed beds) in Warren, Ohio, Wuesthoff Health System – Rockledge (298 licensed beds) in Rockledge, Florida, Wuesthoff Health System – Melbourne (119 licensed beds) in Melbourne, Florida and Sebastian River Medical Center (154 licensed beds) in Sebastian, Florida.

Including the hospitals identified above, we have entered into definitive agreements or non-binding letters of intent to sell 25 hospitals. Based on the current status of those negotiations, we currently anticipate those transactions to close in 2017; however, there can be no assurance that these dispositions will be completed or, if they are completed, the ultimate timing of the completion of these dispositions or the aggregate amount of proceeds we will receive from the divestitures. These additional hospitals represented annual net operating revenues in 2016 of approximately $3.0 billion, and based on currently expected terms we estimate that we will receive potential net proceeds of approximately $1.5 billion in the event we dispose all of these hospitals. There may be changes from time to time in the composition of the particular hospitals where we have entered into non-binding letters of intent as the result of various factors, including changes in any potential buyer or the negotiations with respect to the potential sale of any such hospital. These potential dispositions, as well as the dispositions that were completed in 2016 are intended to further implement our portfolio rationalization and deleveraging strategy as described above. When consistent with this strategy, we intend to continue to evaluate offers from potential buyers for additional divestitures and optimize our hospital asset portfolio.

Operating results and statistical data for the year ended December 31, 2016, exclude our hospitals that have previously been classified as discontinued operations for accounting purposes. In addition, during the year ended December 31, 2015, we divested seven hospitals previously recorded in discontinued operations and one additional hospital. Two of these hospitals were required to be divested by the Federal Trade Commission as a condition of its approval of our acquisition of Health Management Associates, Inc., or HMA.

Our net operating revenues for the year ended December 31, 2016 decreased $999 million to approximately $18.4 billion compared to approximately $19.4 billion for the year ended December 31, 2015. On a same-store basis, net operating revenues for the year ended December 31, 2016 increased $233 million. Our provision for bad debts decreased to $2.8 billion, or 13.3% of operating revenues (before the provision for bad debts) for the year ended December 31, 2016, from $3.1 billion, or 13.9% of operating revenues (before the provision for bad debts) for the year ended December 31, 2015.

We had a loss from continuing operations of $1.6 billion during the year ended December 31, 2016, compared to income from continuing operations of $295 million for the year ended December 31, 2015. Loss from continuing operations for the year ended December 31, 2016 included the following:

•	an after-tax expense of $10 million for government and other legal settlements and related legal expenses,

•	an after-tax charge of $320 million for the impairment of goodwill and long-lived assets of hospitals sold or held for sale based on their estimated fair values, which was partially offset by after-tax income of $52 million for the gain on the sale of a majority ownership interest in our home care division,

•	an after-tax charge of $11 million related to costs incurred for the spin-off of QHC,

•	an after-tax charge of $19 million for loss from early extinguishment of debt,

•	an after-tax charge of $1 million for costs incurred related to the sale of a majority ownership interest in our home care division,

•	an after-tax charge of $1.5 billion related to the impairment of goodwill and long-lived assets based on their estimated fair values,

•	after-tax income of $4 million from fair value adjustments on the CVR agreement liability accounted for at fair value related to the HMA legal proceedings, and related legal expenses and

•	after-tax income of $60 million for the gain on sale of investments as noted above.

Income from continuing operations before noncontrolling interests for the year ended December 31, 2015 included the following:

•	an after-tax charge of $10 million for loss from early extinguishment of debt,

•	an after-tax charge of $1 million for acquisition and integration costs from the HMA merger,

•	an after-tax charge of $3 million for government legal settlements for several qui tam matters settled in principle and related legal expenses,

•	an after-tax charge of $41 million for the impairment of long-lived assets,

•	an after-tax charge of $5 million from fair value adjustments on the CVR agreement liability accounted for at fair value related to the HMA legal proceedings, and related legal expenses,

•	an after-tax charge of $10 million related to costs incurred for the planned spin-off of QHC and

•	an after tax charge of $108 million related to the increase in the provision for bad debts.

Consolidated inpatient admissions for the year ended December 31, 2016, decreased 8.8%, compared to the year ended December 31, 2015, and consolidated adjusted admissions for the year ended December 31, 2016, decreased 8.4%, compared to the year ended December 31, 2015. Same-store inpatient admissions for the year ended December 31, 2016, decreased 1.9%, compared to the year ended December 31, 2015, and same-store adjusted admissions for the year ended December 31, 2016, decreased 0.5%, compared to the year ended December 31, 2015.

Self-pay revenues represented approximately 12.2% and 12.3% of net operating revenues for the years ended December 31, 2016 and 2015, respectively. The amount of foregone revenue related to providing charity care services as a percentage of net operating revenues was approximately 2.6% and 2.3% for the years ended December 31, 2016 and 2015, respectively. Direct and indirect costs incurred in providing charity care services as a percentage of net operating revenues were approximately 0.4% and 0.3% for the years ended December 31, 2016 and 2015, respectively.

The U.S. Congress and certain state legislatures have introduced and passed a large number of proposals and legislation designed to make major changes in the healthcare system, including changes that increased access to health insurance. The Affordable Care Act, as currently structured, mandates that substantially all U.S. citizens maintain health insurance and increases health insurance coverage through a combination of public program expansion and private sector health insurance reforms.

If this expansion of Medicaid coverage and private sector health insurance remains in effect, we believe this expansion would, over time, result in an increase in the number of patients using our facilities who have health insurance coverage. We expect this would increase our reimbursement related to providing services to individuals who were previously uninsured, which would reduce our expense from uncollectible accounts receivable. We operate hospitals in five of the ten states that experienced the largest reductions in uninsured rates among adult residents between 2013 and 2015. The states with the greatest reductions in the number of uninsured adult residents have expanded Medicaid. A number of states have opted out of the Medicaid coverage expansion provisions, but could ultimately decide to expand their programs at a later date. Of the 21 states in which we operated hospitals that were included in continuing operations as of December 31, 2016, 10 states have taken action to expand their Medicaid programs, including Louisiana, which initiated Medicaid coverage expansion in July of 2016. At this time, the other 11 states have not, including Florida, Tennessee and Texas, where we operated a significant number of hospitals as of December 31, 2016. Some states that have opted out are evaluating options such as waiver plans to operate an alternative Medicaid expansion plan. Failure to expand Medicaid or implement an effective alternative in these states will likely have a negative impact on the goal of reducing the number of uninsured individuals.

The Affordable Care Act makes a number of changes to Medicare and Medicaid, such as reductions to the Medicare annual market basket update for federal fiscal years 2010 through 2019, a productivity offset to the Medicare market basket update, and a reduction to the Medicare and Medicaid disproportionate share hospital payments, each of which could adversely impact the reimbursement received under these programs.

The Affordable Care Act also includes provisions aimed at reducing fraud, waste and abuse in the healthcare industry. It amends several existing federal laws, including the Anti-Kickback Statute and the False Claims Act, to make it easier for government agencies and private plaintiffs to prevail in lawsuits brought against healthcare providers and for potentially severe fines and penalties to be imposed on healthcare providers that violate applicable laws and regulations.

The various provisions in the Affordable Care Act that directly or indirectly affect reimbursement take effect over a number of years. We believe that the Affordable Care Act has had a positive impact on net operating revenues and income from continuing operations as the result of the expansion of private sector and Medicaid coverage that has occurred. However, other provisions of the Affordable Care Act, such as requirements related to employee health insurance coverage, have increased our operating costs. In addition, the Affordable Care Act has made changes to Medicare and Medicaid reimbursement that could adversely impact the reimbursement we receive under these programs. These changes include reductions to the Medicare annual market basket update for federal fiscal years 2010 through 2019, a productivity offset to the Medicare market basket update, and reductions to the Medicare and Medicaid disproportionate share hospital payments. Each of these changes could adversely impact the reimbursement.

While the Affordable Care Act remains in effect, it is difficult to predict the ultimate effect of the statute due to executive orders or clarifications and modifications resulting from the rule-making process, future judicial interpretations resulting from court challenges to its constitutionality and interpretation, whether and how many states ultimately decide to expand Medicaid coverage, the number of uninsured who elect to purchase health insurance coverage and budgetary issues at federal and state levels. We may not be able to fully realize the positive impact the Affordable Care Act may otherwise have on our business, results of operations, cash flow, capital resources and liquidity. Furthermore, we cannot predict whether we will be able to modify certain aspects of our operations to offset any potential adverse consequences from the Affordable Care Act.

As described herein, the future of the Affordable Care Act is uncertain following the 2016 federal elections. The impact and timing of any potential repeal of or changes to the Affordable Care Act and any alternative provisions on our business is unknown.

The federal government has implemented a number of regulations and programs designed to promote the use of electronic health records, or EHR, technology and pursuant to the Health Information Technology for Economic and Clinical Health Act, or HITECH, established requirements for a Medicare and Medicaid incentive payments program for eligible hospitals and professionals that adopt and meaningfully use certified EHR technology. These payments are available for a maximum period of five or six years, depending on the program.

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

As of October 1, 2014, eligible hospitals and, as of January 1, 2015, professionals that have not demonstrated meaningful use of certified EHR technology and have not applied and qualified for a hardship exception are subject to payment adjustments. Eligible hospitals are subject to a reduced market basket update to the inpatient prospective payment system standardized amount as of 2015 and for each subsequent fiscal year. Eligible professionals are subject to a 1% per year cumulative reduction applied to the Medicare physician fee schedule amount for covered professional services, subject to a cap of 5%. Payment adjustments for eligible professionals failing to demonstrate meaningful use will no longer be applicable beginning in 2019, when the program is scheduled to be replaced by MIPS.

Although we believe that our hospital facilities are currently in compliance with the meaningful use standards, there can be no assurance that all of our facilities will remain in compliance and therefore not be subject to the HITECH payment reductions. We recognized approximately $70 million, $160 million and $259 million during the years ended December 31, 2016, 2015 and 2014, respectively, for HITECH incentive reimbursements from Medicare and Medicaid related to certain of our hospitals and for certain of our employed physicians, which are presented as a reduction of operating expenses. As our hospital facilities and affiliated professionals have achieved substantial compliance with the HITECH standards and continue to complete the maximum time period for receiving incentive payments, the amount of incentive reimbursements will continue to decline in 2017.

As a result of our current levels of cash, available borrowing capacity, long-term outlook on our debt repayments, the refinancing of our term loans and our continued projection of our ability to generate cash flows, we anticipate that we will be able to invest the necessary capital in our business over the next twelve months. We believe there continues to be ample opportunity for growth in substantially all of our markets by decreasing the need for patients to travel outside their communities for healthcare services. Furthermore, we will continue to strive to improve operating efficiencies and procedures in order to improve our profitability at all of our hospitals.

Completed Acquisitions and Divestitures

On March 1, 2016, we completed the acquisition of an 80% ownership interest in a joint venture entity with Indiana University Health that includes substantially all of the assets of IU Health La Porte Hospital (“La Porte”) in La Porte, Indiana (227 licensed beds) and IU Health Starke Hospital (“Starke”) in Knox, Indiana (50 licensed beds), and affiliated outpatient centers and physician practices. The total cash consideration paid for the 80% ownership interest in this joint venture was approximately $96 million with additional consideration of $8 million assumed in liabilities, for a total consideration of $104 million. The value of the noncontrolling interest at acquisition was $25 million. Based upon our preliminary purchase price allocation relating to this acquisition as of December 31, 2016, approximately $45 million of goodwill has been recorded. The preliminary allocation of the purchase price has been determined by us based on available information and is subject to settling amounts related to purchased working capital and final appraisals of tangible and intangible assets. Adjustments to the purchase price allocation are not expected to be material.

On April 1, 2016, we completed the acquisition of an 80% interest in Physicians’ Specialty Hospital (20 licensed beds), a Medicare-certified specialty surgical hospital in Fayetteville, Arkansas. The total cash consideration paid for the 80% ownership interest in this joint venture was approximately $12 million, with additional consideration of $2 million assumed in liabilities, for a total consideration of $14 million. The value of the noncontrolling interest at acquisition was $2 million. Based upon our preliminary purchase price allocation relating to this acquisition as of December 31, 2016, approximately $12 million of goodwill has been recorded. The preliminary allocation of the purchase price has been determined by us based on available information and is subject to settling amounts related to purchased working capital and final appraisals of tangible and intangible assets. Adjustments to the purchase price allocation are not expected to be material.

During 2016, we paid approximately $16 million to acquire the operating assets and related businesses of certain physician practices, clinics and other ancillary businesses that operate within the communities served by our hospitals. In connection with these acquisitions, we allocated approximately $8 million of the consideration paid to property and equipment and net working capital, and the remainder, approximately $14 million consisting of intangible assets that do not qualify for separate recognition, was allocated to goodwill. The value of the noncontrolling interest acquired in these acquisitions was $6 million.

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

Effective September 3, 2016, we finalized an agreement to terminate the lease and cease operations of Alliance Health Blackwell (53 licensed beds) in Blackwell, Oklahoma, agreeing to terminate the lease with the landlord, The Blackwell Hospital Trust Authority. Income from continuing operations for the year ended December 31, 2016 includes an impairment charge of approximately $3 million related to the write-off of certain intangible assets abandoned as part of exiting the lease to operate this hospital.

On December 31, 2016, we sold an 80% majority ownership interest in the home care division to a subsidiary of Almost Family, Inc. for $128 million. In connection with the divestiture of a controlling interest in the home care division, we recorded a gain of approximately $91 million on December 31, 2016.

Sources of Revenue

The following table presents the approximate percentages of operating revenues, net of contractual allowances and discounts (but before provision for bad debts), by payor source for the periods indicated. The data for the periods presented are not strictly comparable due to the effect that hospital acquisitions and divestitures have had on these statistics.

	Year Ended December 31,
	2016	2015	2014
Medicare	23.9%	24.1%	24.7%
Medicaid	10.5	11.2	10.8
Managed Care and other third-party payors	53.4	52.4	51.5
Self-pay	12.2	12.3	13.0

Total	100.0%	100.0%	100.0%

As shown above, we receive a substantial portion of our revenues from the Medicare and Medicaid programs. Included in Managed Care and other third-party payors is operating revenues from insurance companies with which we have insurance provider contracts, Medicare managed care, insurance companies for which we do not have insurance provider contracts, workers’ compensation carriers and non-patient service revenue, such as rental income and cafeteria sales. In the future, we generally expect revenues received from the Medicare and Medicaid programs to increase due to the general aging of the population. In addition, the Affordable Care Act has increased and is expected to continue to increase the number of insured patients in states that have expanded Medicaid, which in turn, has reduced and is expected to continue to reduce the percentage of revenues from self-

pay patients. The Affordable Care Act, however, imposes significant reductions in amounts the government pays Medicare managed care plans. The trend toward increased enrollment in Medicare managed care may adversely affect our operating revenue growth. Other provisions in the Affordable Care Act impose minimum medical-loss ratios and require insurers to meet specific benefit requirements. Furthermore, in the normal course of business, managed care programs, insurance companies and employers actively negotiate the amounts paid to hospitals. The trend toward increased enrollment in managed care may adversely affect our operating revenue growth. There can be no assurance that we will retain our existing reimbursement arrangements or that these third-party payors will not attempt to further reduce the rates they pay for our services.

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-based reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for the treatment of patients covered by Medicare, Medicaid and non-governmental payors are generally less than the standard billing rates. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues and net (loss) income by an insignificant amount in each of the years ended December 31, 2016, 2015 and 2014.

The payment rates under the Medicare program for hospital inpatient and outpatient acute care services are based on a prospective payment system, depending upon the diagnosis of a patient’s condition. These rates are indexed for inflation annually, although increases have historically been less than actual inflation. On August 2, 2016, CMS issued the final rule to increase this index by 2.7% for hospital inpatient acute care services that are reimbursed under the prospective payment system, beginning October 1, 2016. The final rule provides for a 1.5% reduction for documentation and coding, a 0.3% multifactor productivity reduction, a 0.75% reduction to hospital inpatient rates implemented pursuant to the Affordable Care Act, and a 0.8% increase to remove the effects of prior adjustments intended to offset projected spending increases associated with the “two midnight rule.” These, together with other payment adjustments, will yield an estimated net 1.0% increase in reimbursement for hospitals. An additional reduction applies to hospitals that do not submit required patient quality data. We are complying with this data submission requirement.

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

Results of Operations

Our hospitals offer a variety of services involving a broad range of inpatient and outpatient medical and surgical services. These include general acute care, emergency room, general and specialty surgery, critical care, internal medicine, obstetrics, diagnostic services, psychiatric and rehabilitation services. The strongest demand for hospital services generally occurs during January through April and the weakest demand for these services generally occurs during the summer months. Accordingly, eliminating the effects of new acquisitions and/or divestitures, our net operating revenues and earnings are historically highest during the first quarter and lowest during the third quarter.

The following tables summarize, for the periods indicated, selected operating data.

	Year Ended December 31,
	2016	2015	2014
Operating results, as a percentage of net operating revenues:
Net operating revenues	100.0%	100.0%	100.0%
Operating expenses (a)	(88.3)	(86.8)	(86.3)
Depreciation and amortization	(6.0)	(6.0)	(6.3)
Impairment and (gain) loss on sale of businesses, net	(10.4)	(0.3)	(0.2)

(Loss) income from operations	(4.7)	6.9	7.2
Interest expense, net	(5.2)	(5.0)	(5.3)
Loss from early extinguishment of debt	(0.2)	(0.1)	(0.4)
Gain on sale of investments in unconsolidated affiliates	0.5	-	-
Equity in earnings of unconsolidated affiliates	0.3	0.3	0.3

(Loss) income from continuing operations before income taxes	(9.3)	2.1	1.8
Benefit from (provision for) income taxes	0.6	(0.6)	(0.4)

(Loss) income from continuing operations	(8.7)	1.5	1.4
Loss from discontinued operations, net of taxes	(0.1)	(0.2)	(0.3)

Net (loss) income	(8.8)	1.3	1.1
Less: Net income attributable to noncontrolling interests	(0.5)	(0.5)	(0.6)

Net (loss) income attributable to Community Health Systems, Inc. stockholders	(9.3)%	0.8%	0.5%

	Year Ended December 31,
	2016	2015
Percentage (decrease) increase from prior year:
Net operating revenues	(5.1)%	4.3%
Admissions	(8.8)	1.7
Adjusted admissions (b)	(8.4)	3.5
Average length of stay	2.3	-
Net (loss) income attributable to Community Health Systems, Inc. (c)	(1,189.2)	71.7
Same-store percentage increase (decrease) from prior year (d):
Net operating revenues	1.4%	2.4%
Admissions	(1.9)	(1.8)
Adjusted admissions (b)	(0.5)	0.3

(a)	Operating expenses include salaries and benefits, supplies, other operating expenses, government and other legal settlements and related costs, electronic health records incentive reimbursement and rent.
(b)	Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by multiplying admissions by gross patient revenues and then dividing that number by gross inpatient revenues.
(c)	Includes loss from discontinued operations.
(d)	Includes acquired hospitals to the extent we operated them in both periods and excludes our hospitals that have previously been classified as discontinued operations for accounting purposes. In addition, also excludes information for the hospitals divested in the spin-off of QHC, sold or closed during the year ended December 31, 2016, and the comparable period in 2015.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Net operating revenues decreased by 5.1% to approximately $18.4 billion for the year ended December 31, 2016, from approximately $19.4 billion for the year ended December 31, 2015. Our provision for bad debts decreased to $2.8 billion, or 13.3% of operating revenues (before the provision for bad debts) for the year ended December 31, 2016, from $3.1 billion, or 13.9% of operating revenues (before the provision for bad debts) for the year ended December 31, 2015. Net operating revenues from same-store hospitals increased $233 million, or 1.4% during the year ended December 31, 2016, as compared to the year ended December 31, 2015. Non-same-store net operating revenues decreased $1.2 billion during the year ended December 31, 2016, in comparison to the prior year period, with the decrease attributable to the spin-off of QHC. The increase in same-store net operating revenues was attributable to favorable changes in payor mix partially offset by lower admissions. On a consolidated basis, inpatient admissions decreased by 8.8% and adjusted admissions decreased by 8.4% during the year ended December 31, 2016 as compared to the year ended December 31, 2015. On a same-store basis, net operating revenues per adjusted admissions increased 1.9%, while inpatient admissions decreased by 1.9% and adjusted admissions decreased by 0.5% during the year ended December 31, 2016, compared to the year ended December 31, 2015.

Operating expenses, as a percentage of net operating revenues, increased from 93.1% during the year ended December 31, 2015 to 104.7% during the year ended December 31, 2016. Operating expenses, excluding depreciation and amortization and impairment and (gain) loss on sale of businesses, as a percentage of net operating revenues, increased from 86.8% for the year ended December 31, 2015 to 88.3% for the year ended December 31, 2016. Salaries and benefits, as a percentage of net operating revenues, increased from 46.3% for the year ended December 31, 2015 to 46.8% for the year ended December 31, 2016. This increase in salaries and benefits, as a percentage of net operating revenues, was primarily due to increases in physician employment, annual merit increases and an increase in the cost of employee health benefits. Supplies, as a percentage of net operating revenues, increased from 15.7% for the year ended December 31, 2015 to 16.3% for the year ended December 31, 2016, primarily as a result of an increase in drug and implant costs due to an increase in surgical case mix over the prior year. Other operating expenses, as a percentage of net operating revenues, decreased from 23.2% for the year ended December 31, 2015 to 23.1% for the year ended December 31, 2016. Government and other legal settlements and related costs, as a percentage of net revenues increased from less than 0.1% for the year ended December 31, 2015 to 0.1% for the year ended December 31, 2016. Rent, as a percentage of net operating revenues, was 2.4% for both the years ended December 31, 2016 and 2015.

EHR incentive reimbursements represent those incentives under HITECH for which the recognition criterion has been met. We recognized approximately $70 million and $160 million of incentive reimbursements, or 0.4% and 0.8% of net operating revenues, for the years ended December 31, 2016 and 2015, respectively. We received cash payments of $123 million and $75 million for these incentives during the years ended December 31, 2016 and 2015, respectively.

Depreciation and amortization, as a percentage of net operating revenues, was 6.0% for both the years ended December 31, 2016 and 2015.

Impairment and gain (loss) on sale of businesses was $1.9 billion for the year ended December 31, 2016, compared to $68 million for the year ended December 31, 2015. Impairment of goodwill and long-lived assets for the year ended December 31, 2016 included impairment of approximately $12 million related to the allocated reporting unit goodwill and fixed assets of two hospitals sold during the three months ended March 31, 2016, impairment of approximately $326 million related to the allocated reporting unit goodwill and certain long-lived assets of the 18 hospitals designated as held for sale during the year ended December 31, 2016, impairment of approximately $7 million related to certain long-lived assets at one of our smaller hospitals permanently closed, impairment of $1.395 billion of goodwill related to declines in fair value of our hospital reporting unit and $270 million related to the adjustment of the fair value of certain long-lived assets at certain hospitals we intend to sell and for other underperforming hospitals. These charges were partially offset by the gain of $91 million recorded on the sale of an 80% majority ownership interest in the home care division. Impairment and gain (loss) on sale of businesses for the year ended December 31, 2015 includes an impairment charge of approximately $6 million related to the reporting unit goodwill allocated to one hospital sold during the year ended December 31, 2015 and $62 million related to the impairment of certain long-lived assets for several smaller hospitals recorded in the quarter ended December 31, 2015. These hospitals were identified as having permanent indicators of impairment due to a history of negative operating results and declining volumes, resulting in a decline in projections of future cash flows and estimated fair values.

Interest expense, net, decreased by $11 million to $962 million for the year ended December 31, 2016 compared to $973 million for the year ended December 31, 2015, primarily due to a decrease in our average outstanding debt during the year ended December 31, 2016, which resulted in a decrease in interest expense of $59 million, partially offset by an increase in interest rates during the year ended December 31, 2016, compared to the same period in 2015, which resulted in an increase in interest expense of $38 million. Additionally, interest expense increased $7 million for the year ended December 31, 2016 as a result of less interest being capitalized as compared to the same period in 2015 due to the decline in major construction projects during the year, and an increase in interest expense of $3 million due to one additional day of interest expense since 2016 was a leap year.

The loss from early extinguishment of debt of $30 million was recognized during the year ended December 31, 2016 resulting from the repayment of certain outstanding notes and term loans under the Credit Facility. The loss from early extinguishment of debt of $16 million was recognized during the year ended December 31, 2015 resulting from the repayment of certain outstanding term loans as part of the amendment of the Credit Facility.

The gain on sale of investments in unconsolidated affiliates of $94 million was recognized during the year ended December 31, 2016 resulting from the sale of our unconsolidated minority equity interests in Valley Health System LLC, a joint venture with UHS representing four hospitals in Las Vegas, Nevada, in which we owned a 27.5% interest, and in Summerlin Hospital Medical Center LLC, a joint venture with UHS representing one hospital in Las Vegas, Nevada, in which we owned a 26.1% interest.

Equity in earnings of unconsolidated affiliates, as a percentage of net operating revenues, was 0.3% for both the years ended December 31, 2016 and 2015.

The net results of the above-mentioned changes resulted in income from continuing operations before income taxes decreasing $2.1 billion from income of $411 million for the year ended December 31, 2015 to a loss of $1.7 billion for the year ended December 31, 2016.

The provision for income taxes on income from continuing operations decreased from $116 million for the year ended December 31, 2015 to a benefit of $104 million for the year ended December 31, 2016, primarily due to the decrease in income from continuing operations before income taxes. Our effective tax rates were 6.1% and 28.4% for the years ended December 31, 2016 and 2015, respectively. The decrease in our effective tax rate for the year ended December 31, 2016, when compared to the year ended December 31, 2015, was primarily due to the impairment of non-deductible goodwill and the non-deductible nature of certain costs incurred to complete the spin-off of QHC. Including the expense related to income attributable to noncontrolling interests, the effective tax rate for the years ended December 31, 2016 and 2015 would have been 5.7% and 37.6%, respectively. This decrease was primarily due to the non-deductible nature of goodwill written off for impairment and divestitures, as well as the non-deductible nature of certain costs incurred to complete the spin-off of QHC.

Income (loss) from continuing operations, as a percentage of net operating revenues, decreased from 1.5% for the year ended December 31, 2015 to (8.7)% for the year ended December 31, 2016.

Discontinued operations for these periods include the results of operations of certain hospitals owned or leased by us as of December 31, 2016 and 2015, which were classified as being held for sale or sold. The operation of these hospitals resulted in a loss, net of taxes, of $7 million and $27 million included in discontinued operations during the years ended December 31, 2016 and 2015, respectively. An after-tax impairment charge of $8 million was recorded during the year ended December 31, 2016, based on the difference between the estimated fair value and the carrying value of the assets held for sale compared to an impairment charge of $5 million during the year ended December 31, 2015. In addition, a loss on the sale of hospitals, net of tax, of $4 million was recorded during the year ended December 31, 2015. Overall, discontinued operations during the year ended December 31, 2016, consisted of a loss, net of taxes, of $15 million, compared to a loss, net of taxes, of $36 million during the year ended December 31, 2015.

Net income (loss), as a percentage of net operating revenues, decreased from income of 1.3% for the year ended December 31, 2015 to a loss of (8.8)% for the year ended December 31, 2016.

Net income attributable to noncontrolling interests, as a percentage of net operating revenues, was 0.5% for both the years ended December 31, 2016 and 2015.

Net loss attributable to Community Health Systems, Inc. was $1.7 billion for the year ended December 31, 2016, compared to net income of $158 million for the year ended December 31, 2015. The decrease in net income attributable to Community Health Systems, Inc. was primarily due to the impairment of goodwill and certain long-lived assets based on their estimated fair values.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Net operating revenues increased by 4.3% to approximately $19.4 billion for the year ended December 31, 2015, from approximately $18.6 billion for the year ended December 31, 2014. Our provision for bad debts increased to $3.1 billion, or 13.9% of operating revenues (before the provision for bad debts) for the year ended December 31, 2015, from $2.9 billion, or 13.6% of operating revenues (before the provision for bad debts) for the year ended December 31, 2014. During the fourth quarter of 2015, we noted that two key indicators analyzed as part of the estimate for the allowance for doubtful accounts – cash collections as a percentage of trailing twelve months revenue and days revenue outstanding – had trended unfavorably since the end of the third quarter of 2015. We also updated our analysis of historical collection rates utilized in the estimate for the allowance for doubtful accounts, which revealed a deterioration in overall collectability of accounts receivable. As a result, we refined our estimate of the allowance for doubtful accounts and recorded an increase to the provision for bad debts, which has been accounted for as a change in estimate during the fourth quarter of 2015. We believe the increase in uncollectible accounts was the result of slightly lower benefits from healthcare reform compared to what was previously estimated and deterioration in the quality of certain categories of self-pay accounts being pursued for collection by our in-house collection agency. These specific categories of self-pay accounts included decreases in collections of deductibles and co-pays, increases in personal bankruptcies, and declines in the growth of scheduled time payments.

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

Depreciation and amortization as a percentage of net operating revenues, which for the year ended December 31, 2014 included $75 million of amortization expense recognized for software to be abandoned, decreased from 6.3% for the year ended December 31, 2014 to 6.0% for the year ended December 31, 2015. This decrease was due primarily to the shortening of the remaining useful life of software that was previously in use and impaired during the year ended December 31, 2014.

Impairment for long-lived assets increased by $27 million to $68 million in the year ended December 31, 2015 compared to $41 million for the year ended December 31, 2014. Included in this $68 million amount was an impairment charge of approximately $6 million related to the reporting unit goodwill allocated to one hospital sold during the year ended December 31, 2015 and $62 million related to the impairment of certain long-lived assets for several smaller hospitals recorded in the quarter ended December 31, 2015. These hospitals were identified as having permanent indicators of impairment due to a history of negative operating results and declining volumes, resulting in a decline in projections of future cash flows and estimated fair values. During the year ended December 31, 2014, in connection with the HMA merger, we further analyzed our intangible assets related to internal-use software used in certain of our hospitals for patient and clinical systems, including software required to meet criteria for meaningful use attestation and ICD-10 compliance. This analysis resulted in management reassessing its usage of certain software products and rationalizing that, with the addition of the HMA hospitals in the first quarter of 2014, those software applications were going to be discontinued and replaced with new applications that better integrated meaningful use and ICD-10 compliance, were more cost effective and could be implemented at a greater efficiency of scale over future implementations. Because of this decision by management, an impairment charge of approximately $24 million was recorded during the year ended December 31, 2014. In addition, an impairment of $17 million was recorded during the year ended December 31, 2014 on certain long-lived assets at two of our smaller hospitals due to a reduction in volumes in recent years resulting in a decline in projections of future cash flows and estimated fair values, and one hospital because of our decision to cease operating as an acute care hospital.

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

Provision for income taxes from continuing operations increased from $82 million for the year ended December 31, 2014 to $116 million for the year ended December 31, 2015 due to the increase in income from continuing operations before income taxes. Our effective tax rates were 28.4% and 23.8% for the years ended December 31, 2015 and 2014, respectively. The increase in our effective tax rate for the year ended December 31, 2015 when compared to the year ended December 31, 2014 was primarily related to a disproportionate substantial increase in income from continuing operations before income taxes, when compared to a decrease in net income attributable to noncontrolling interests for those same periods, which is not tax affected in our consolidated financial statements. Including the expense related to income attributable to noncontrolling interests, the effective tax rate for the years ended December 31, 2015 and 2014 would have been 37.6% and 35.5%, respectively.

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

Net income attributable to Community Health Systems, Inc. was $158 million for the year ended December 31, 2015 compared to $92 million for the year ended December 31, 2014. The increase in net income attributable to Community Health Systems, Inc. was primarily due to a decrease in the amortization of software to be abandoned, the government settlement and other related costs, loss from early extinguishment of debt and discontinued operations, as a percentage of net operating revenues, as discussed above.

Liquidity and Capital Resources

2016 Compared to 2015

Net cash provided by operating activities increased $216 million, from approximately $921 million for the year ended December 31, 2015 to approximately $1.1 billion for the year ended December 31, 2016. The increase in cash provided by operating activities was primarily the result of an improvement in cash receipts related to the collections of accounts receivable, a decrease in cash outflow related to the timing of payments on supplies and other current assets, and an increase in cash due to the timing of payments on payroll and other employee compensation liabilities, which was impacted by having 26 pay periods in 2016 compared to 27 pay periods in 2015, offset by an increase in cash outflow related to the timing of payments on accounts payable and an increase in payments on professional liability claims. Total cash paid for interest during the year ended December 31, 2016 increased to approximately $930 million compared to $925 million for the year ended December 31, 2015, which is related to the increase in interest rates. Approximately $16 million was received as a net income tax refund for the year ended December 31, 2016, compared to approximately $12 million paid for income taxes for the year ended December 31, 2015. Included in net cash provided by operating activities for the year ended December 31, 2016 was $123 million of cash received for HITECH incentive reimbursements, compared to $75 million received for the year ended December 31, 2015.

The cash provided by investing activities increased $1.7 billion, from approximately $1.1 billion in cash used in investing activities for the year ended December 31, 2015 to approximately $630 million in cash provided by investing activities for the year ended December 31, 2016. The increase in cash provided by investing activities was primarily due to the distribution received from QHC of $1.2 billion as part of the spin-off transaction, as well as a decrease in the cash used for the purchase of property and equipment of $209 million, and an increase in cash provided by the sale of investments in unconsolidated affiliates of $403 million, related to the sale of our unconsolidated interest in Valley Health System, LLC, a joint venture with UHS representing four hospitals in Las Vegas, Nevada, and Summerlin Hospital Medical Center, LLC, a joint venture with UHS representing one hospital in Las Vegas, Nevada. The increase in cash provided by investing activities was partially offset by an increase in the cash used in the acquisition of facilities and other related equipment of $66 million as a result of the acquisition of three hospitals during the year ended December 31, 2016 compared to no hospital acquisitions during the year ended December 31, 2015, a decrease in proceeds from the disposition of hospitals and other ancillary operations of $12 million, a decrease in the net impact of the purchases and sales of available-for-sale securities of $35 million and an increase in cash used for other investments (primarily from internal-use software expenditures and physician recruiting costs) of $37 million for the year ended December 31, 2016. Included in cash outflows for other investments for the year ended December 31, 2016 is approximately $68 million of capital expenditures related to the purchase and implementation of certified EHR technology, including implementation of Cerner software at several hospital locations. The remaining cash outflows for other investments for the year ended December 31, 2016 primarily consists of purchases and development of other internal-use software and payments made under non-employee physician recruiting agreements of $174 million. We anticipate being able to fund future routine capital expenditures with cash flows generated from operations.

Our net cash used in financing activities was $1.7 billion for the year ended December 31, 2016, compared to $195 million for the year ended December 31, 2015. The increase in cash used in financing activities, in comparison to the prior year period, is primarily due to an increase in repayments of our long-term debt of $1.7 billion utilizing the cash received from QHC as part of the spin-off transaction, as well as the proceeds from the sale of our investments in the joint ventures in Las Vegas, Nevada and the sale of an 80% majority ownership in our home care division. Net changes in our financing activity also include a decrease in our long-term borrowings of $43 million, a decrease in the proceeds from our receivables facility of $99 million, a decrease in the proceeds from the exercise of stock options of $25 million and a decrease in proceeds from noncontrolling investors in joint ventures of $47 million. These increases were offset by a decrease in the cash paid to repurchase vested restricted stock for payroll tax withholding requirements of $14 million, a reduction in cash paid for stock buy-backs of $159 million, a reduction in cash paid for deferred financing costs and other debt-related costs of $4 million, a reduction in cash paid for the redemption of noncontrolling investments in joint ventures of $17 million, a reduction in cash paid for the distribution of noncontrolling investments in joint ventures of $8 million, and an increase in proceeds of $159 million from the sale-lease back of certain of our medical office buildings.

The table below sets forth additional detail about our upcoming cash obligations and a further discussion of our existing Credit Facility is set out under the section “Capital Resources” in Part II, Item 7 of this Form 10-K. Other than periodic short-term borrowings on the revolving credit facility, we do not anticipate the need to use funds currently available under our Credit Facility for purposes of funding our operations, although these funds could be used for the purpose of making further acquisitions or for restructuring our existing debt. Furthermore, we anticipate we will remain in compliance with our debt covenants during 2017.

As described in Notes 7, 10 and 17 of the Notes to Consolidated Financial Statements, at December 31, 2016, we had certain cash obligations, which are due as follows (in millions):

	Total	2017	2018-2020	2021-2022	2023 and thereafter
Credit Facility	$6,606	$187	$3,637	$2,782	$-
8% Senior Notes due 2019	1,925	-	1,925	-	-
7 1⁄8% Senior Notes due 2020	1,200	-	1,200	-	-
5 1⁄8% Senior Secured Notes due 2018	700	-	700	-	-
5 1⁄8% Senior Secured Notes due 2021	1,000	-	-	1,000	-
6 7⁄8% Senior Notes due 2022	3,000	-	-	3,000	-
Receivables facility	677	242	435	-	-

Total long-term debt (4)	15,108	429	7,897	6,782	-
Interest on credit facility, notes and receivables facility (1)	2,908	798	1,849	261	-
Capital lease obligations, including interest	461	43	81	42	295
Operating leases	1,077	269	481	143	184
Replacement facilities and other capital commitments (2)	504	118	381	5	-
Open purchase orders (3)	781	734	47	-	-
Liability for uncertain tax positions, including interest and penalties	12	-	7	4	1

Total	$20,851	$2,391	$10,743	$7,237	$480

(1)	Estimate of interest payments assumes the interest rates at December 31, 2016 remain constant during the period presented for our credit facility and our receivables facility, which are variable rate debt. The interest rate used to calculate interest payments for our credit facility was the London Interbank Offered Rate, or LIBOR, as of December 31, 2016 plus the applicable spread. The 8% Senior Notes, 7 1⁄8% Senior Notes, 5 1⁄8% Senior Secured Notes due 2018 and 2021 and 6 7⁄8% Senior Notes have fixed rates of interest.

(2)	Pursuant to hospital purchase agreements in effect as of December 31, 2016, we have commitments to build three replacement facilities and the following capital commitments. As part of an acquisition in 2012, we agreed to build a replacement hospital in York, Pennsylvania, by July 2017. Construction costs, including equipment costs, for this replacement facility is currently estimated to be approximately $125 million, of which approximately $17 million has been incurred to date. The Company is required to build replacement facilities in La Porte and Knox, Indiana. The estimated construction costs, including equipment costs, are approximately $125 million and $15 million, respectively. No costs have been incurred to date on those two facilities. In addition, under other purchase agreements, we have committed to spend approximately $464 million for costs such as capital improvements, equipment, selected leases and physician recruiting. These commitments are required to be fulfilled generally over a five to seven year period after acquisition. Through December 31, 2016, we have incurred approximately $209 million related to these commitments.

(3)	Open purchase orders represent our commitment for items or services ordered but not yet received.

(4)	Total long-term debt is exclusive of deferred debt issuance costs of approximately $204 million.

At December 31, 2016, we had issued letters of credit primarily in support of potential insurance related claims and specified outstanding bonds of approximately $55 million.

Our debt as a percentage of total capitalization increased from 81% for the year ended December 31, 2015 to 90% for the year ended December 31, 2016.

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

Capital Expenditures

Cash expenditures for purchases of facilities were $123 million in 2016, $57 million in 2015 and $3.1 billion in 2014. Our expenditures for the year ended December 31, 2016 were primarily related to the purchase of two hospitals in Indiana and one hospital in Arkansas, physician practices and other ancillary services. Our expenditures for the year ended December 31, 2015 were primarily related to physician practices and other ancillary services. No hospital acquisitions occurred during the year ended December 31, 2015. Our expenditures in 2014 were primarily related to the purchase price paid by us in the acquisition of HMA (which owned and operated 71 hospitals at the time of the completion of the HMA merger), the acquisition of four additional hospitals, and the purchase of several surgery centers, physician practices and other ancillary services.

Excluding the cost to construct replacement hospitals, our cash expenditures for routine capital for the year ended December 31, 2016 totaled $732 million, compared to $830 million in 2015 and $733 million in 2014. These capital expenditures related primarily to the purchase of additional equipment, minor renovations and information systems infrastructure. Costs to construct replacement hospitals totaled $12 million in 2016, $123 million in 2015 and $120 million in 2014. The costs to construct replacement hospitals for the year ended December 31, 2016 represented both planning and construction costs for the replacement hospital in York, Pennsylvania. The costs to construct replacement hospitals for the years ended December 31, 2015 and 2014, represented both planning and construction costs for the replacement hospitals in both York, Pennsylvania and Birmingham, Alabama. Completion of the replacement hospital, Grandview Medical Center in Birmingham, Alabama, and transfer of all operations was completed on October 10, 2015.

Pursuant to a hospital purchase agreement in effect as of December 31, 2016, we have committed to build a replacement facility in York, Pennsylvania by July 2017. Construction costs, including equipment costs, for the York replacement facility are currently estimated to be approximately $125 million.

Pursuant to a hospital purchase agreement from our March 1, 2016 acquisition of IU Health La Porte Hospital and IU Health Starke Hospital, we have committed to build replacement facilities in both La Porte, Indiana and Knox, Indiana within five years, or by March 2021. Construction costs, including equipment costs, for the La

Porte and Starke replacement facilities are currently estimated to be approximately $125 million and $15 million, respectively. We expect total capital expenditures of approximately $625 million to $775 million in 2017 (which includes amounts that are required to be expended pursuant to the terms of hospital purchase agreements), including approximately $585 million to $715 million for renovation and equipment cost and approximately $40 million to $60 million for construction and equipment cost of the replacement hospitals in York, Pennsylvania, La Porte, Indiana, and Knox, Indiana.

Capital Resources

Net working capital was approximately $1.8 billion at December 31, 2016, compared to $2.1 billion at December 31, 2015. Adjusting for the net working capital reduction attributed to the spin-off of QHC, net working capital increased by approximately $21 million between December 31, 2015 and 2016. This increase in working capital is primarily due to an increase in cash and a decrease in accounts payable, offset by an increase in employee compensation accrued liabilities and a decrease in other current assets.

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

On March 9, 2015, CHS entered into Amendment No. 1 and Incremental Term Loan Assumption Agreement to refinance the existing Term E Loans due 2017 into Term F Loans due 2018, in an original aggregated principal amount of $1.7 billion, or Term F Facility. On May 18, 2015, CHS entered into an Incremental Term Loan Assumption Agreement to provide for a new $1.6 billion incremental Term G facility due 2019, or Term G Facility, and a new approximately $2.9 billion incremental Term H facility due 2021, or Term H Facility. The proceeds of the Term G Facility and Term H Facility were used to repay our existing Term D Facility in full. On April 29, 2016, using part of the cash generated from the QHC spin-off, we repaid approximately $190 million of our Term F Facility. On December 30, 2016, using the cash generated from the sale of a majority ownership in our home care division and from the completion of the sale-lease back transaction for ten of our medical office buildings, we repaid approximately $48 million of our Term F Facility, approximately $26 million of our Term A Facility, approximately $52 million of our Term G Facility and $96 million of our Term H Facility.

On December 5, 2016, CHS entered into Amendment No. 2 to the Credit Facility, or Amendment No. 2, to adjust upward the maximum leverage ratios and adjust downward the minimum interest coverage ratio we are required to comply with each fiscal quarter under the financial maintenance covenants in the Credit Facility. In connection with the amendment, we agreed to certain other additional undertakings for the benefit of the lenders under the Revolving Facility and the Term A Facility.

The loans under the Credit Facility bear interest on the outstanding unpaid principal amount at a rate equal to an applicable percentage plus, at our option, either (a) an Alternate Base Rate (as defined) determined by reference to the greater of (1) the Prime Rate (as defined) announced by Credit Suisse or (2) the Federal Funds Effective Rate (as defined) plus 0.50% or (3) the adjusted LIBOR rate on such day for a three-month interest period commencing on the second business day after such day plus 1% or (b) LIBOR. Loans in respect of the

Revolving Facility and the Term A Facility will accrue interest at a rate per annum initially equal to LIBOR plus 2.75%, in the case of LIBOR borrowings, and Alternate Base Rate plus 1.75%, in the case of Alternate Base Rate borrowings. In addition, the margin in respect of the Revolving Facility and the Term A Facility will be subject to adjustment determined by reference to a leverage-based pricing grid. Loans in respect of the Term F Facility will accrue interest at a rate per annum equal to LIBOR plus 3.25%, in the case of LIBOR borrowings, and Alternate Base Rate plus 2.25%, in the case of Alternate Base Rate borrowings. The Term G Loan and Term H Loan will accrue interest at a rate per annum equal to LIBOR plus 2.75% and 3.00%, respectively, in the case of LIBOR borrowings, and Alternate Base Rate plus 1.75% and 2.00%, respectively, in the case of Alternate Base Rate borrowings. The Term G Loan and the Term H Loan are subject to a 1.00% LIBOR floor and a 2.00% Alternate Base Rate floor.

Under the Term A Facility, CHS is required to make amortization payments in aggregate amounts equal to 15% of the original principal amount of the Term A Facility in 2017 and 45% of the original principal amount of the Term A Facility in 2018. Under the Term F Facility, the Term G Facility and the Term H Facility, CHS is required to make amortization payments in aggregate amounts equal to 1% of the original principal amount of the Term F Facility, the Term G Facility, or the Term H Facility, as applicable, each year.

The term loan facility must be prepaid in an amount equal to (1) 100% of the net cash proceeds of certain asset sales and dispositions by us and our subsidiaries, subject to certain exceptions and reinvestment rights (provided that, in connection with Amendment No. 2, CHS agreed with the lenders under the Revolving Facility and the Term A Facility not to exercise such reinvestment rights prior to January 1, 2018), (2) 100% of the net cash proceeds of issuances of certain debt obligations or receivables-based financing by us and our subsidiaries, subject to certain exceptions, and (3) 50%, subject to reduction to a lower percentage based on our leverage ratio (as defined in the Credit Facility generally as the ratio of total debt on the date of determination to our EBITDA, as defined, for the four quarters most recently ended prior to such date), of excess cash flow (as defined) for any year, subject to certain exceptions. Voluntary prepayments and commitment reductions are permitted in whole or in part, without any premium or penalty, subject to minimum prepayment or reduction requirements.

The borrower under the Credit Facility is CHS. All of our obligations under the Credit Facility are unconditionally guaranteed by Community Health Systems, Inc. and certain of its existing and subsequently acquired or organized domestic subsidiaries. All obligations under the Credit Facility and the related guarantees are secured by a perfected first priority lien or security interest in substantially all of the assets of Community Health Systems, Inc., CHS and each subsidiary guarantor, including equity interests held by us or any subsidiary guarantor, but excluding, among others, the equity interests of non-significant subsidiaries, syndication subsidiaries, securitization subsidiaries and joint venture subsidiaries. Such assets constitute substantially the same assets, subject to certain exceptions, that secure CHS’ obligations under its outstanding senior secured notes.

We have agreed to pay letter of credit fees equal to the applicable percentage then in effect with respect to LIBOR borrowings under the Revolving Facility times the maximum aggregate amount available to be drawn under all letters of credit outstanding under the subfacility for letters of credit. The issuer of any letter of credit issued under the subfacility for letters of credit will also receive a customary fronting fee and other customary processing charges. We are obligated to pay commitment fees of 0.50% per annum (subject to adjustment based upon our leverage ratio), on the unused portion of the Revolving Facility.

The Credit Facility contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting our and our subsidiaries’ ability, subject to certain exceptions, to, among other things, (1) declare dividends, make distributions or redeem or repurchase capital stock, (2) prepay, redeem or repurchase other debt, (3) incur liens or grant negative pledges, (4) make loans and investments and enter into acquisitions and joint ventures, (5) incur additional indebtedness or provide certain guarantees, (6) make capital expenditures, (7) engage in mergers, acquisitions and asset sales, (8) conduct transactions with affiliates, (9) alter the nature of our businesses, (10) grant certain guarantees with respect to physician practices, (11) engage in sale and leaseback transactions or (12) change our fiscal year. We and our subsidiaries are also required to comply with specified financial covenants (consisting of a maximum secured net leverage ratio and an interest coverage ratio) and various affirmative covenants. Under the Credit Facility, the secured net leverage ratio is calculated as the ratio of total secured debt, less unrestricted cash and cash equivalents, to consolidated EBITDA, as defined in the Credit Facility, and the interest coverage ratio is the ratio of consolidated EBITDA, as defined in the Credit Facility, to consolidated interest expense for the period. The calculation of consolidated EBITDA as defined in the Credit Facility is a trailing 12-month calculation that begins with net income attributable to us, with certain pro forma adjustments to consider the impact of material acquisitions or divestitures, and adjustments for interest, taxes, depreciation and amortization, net income attributable to noncontrolling interests, stock compensation expense, restructuring costs, and the financial impact of other non-cash or non-recurring items recorded during any such 12-month period. For the 12-month period ended December 31, 2016, the secured net leverage ratio financial covenant in the Credit Facility limited the ratio of secured debt to EBITDA, as defined, to less than or equal to 4.50 to 1.00, which will decrease to 4.00 to 1.00 on January 1, 2018. For the 12-month period ended December 31, 2016, the interest coverage ratio financial covenant in the Credit Facility required the ratio of consolidated EBITDA, as defined, to consolidated interest expense to be greater than or equal to 2.00 to 1.00, which will increase to 2.25 to 1.00 on January 1, 2018. We were in compliance with all such covenants at December 31, 2016, with a secured net leverage ratio of approximately 3.96 to 1.00 and an interest coverage ratio of approximately 2.43 to 1.00.

Events of default under the Credit Facility include, but are not limited to, (1) our failure to pay principal, interest, fees or other amounts under the credit agreement when due (taking into account any applicable grace period), (2) any representation or warranty proving to have been materially incorrect when made, (3) covenant defaults subject, with respect to certain covenants, to an available cure through the issuance of qualified equity for a period of 60 days after the end of the first three quarters and 100 days after a year end, (4) bankruptcy and insolvency events, (5) a cross default to certain other debt, (6) certain undischarged judgments (not paid within an applicable grace period), (7) a change of control (as defined), (8) certain ERISA-related defaults and (9) the invalidity or impairment of specified security interests, guarantees or subordination provisions in favor of the administrative agent or lenders under the Credit Facility.

As of December 31, 2016, the availability for additional borrowings under our Credit Facility, subject to certain limitations as set forth in the Credit Facility, was $1.0 billion pursuant to the Revolving Facility, of which $55 million was set aside for outstanding letters of credit. We believe that these funds, along with internally generated cash and continued access to the capital markets, will be sufficient to finance future acquisitions, capital expenditures and working capital requirements during the next 12 months.

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

On November 22, 2011, CHS completed its offering of $1.0 billion aggregate principal amount of 8% Senior Notes due 2019, which were issued in a private placement. On March 21, 2012, CHS completed an offering of an additional $1.0 billion aggregate principal amount of 8% Senior Notes, which were issued in a private placement (at a premium of 102.5%). The net proceeds from these issuances were used to finance the purchase of approximately $1.85 billion aggregate principal amount of CHS’ then outstanding 8 7⁄8% Senior Notes, to pay related fees and expenses and for general corporate purposes. During the year ended December 31, 2016, we repurchased approximately $75 million of the approximately $2 billion aggregate principal amount outstanding of the 8% Senior Notes due 2019 in open market transactions.

On July 18, 2012, CHS completed an underwritten public offering under an automatic shelf registration statement filed with the SEC of $1.2 billion aggregate principal amount of 7 1⁄8% Senior Notes due 2020. The net proceeds of the offering were used to finance the purchase or redemption of the then outstanding $934 million principal amount plus accrued interest of the 8 7⁄8% Senior Notes, to pay for consents delivered in connection with a related tender offer, to pay related fees and expenses, and for general corporate purposes.

On August 17, 2012, CHS completed an underwritten public offering under an automatic shelf registration statement filed with the SEC of $1.6 billion aggregate principal amount of 5 1⁄8% Senior Secured Notes due 2018, or the 2018 Senior Secured Notes. Both the 2018 Senior Secured Notes and the 2021 Senior Secured Notes are secured by a first-priority lien subject to a shared lien of equal priority with certain other obligations, including obligations under the Credit Facility, and subject to prior ranking liens permitted by the indentures governing the 2018 Senior Secured Notes and the 2021 Senior Secured Notes on substantially the same assets, subject to certain exceptions, that secure CHS’ obligations under the Credit Facility. The net proceeds of the offering, together with available cash on hand, were used to finance the prepayment of $1.6 billion of the outstanding term loans due 2014 under the Credit Facility and related fees and expenses. On May 16, 2016, using part of the cash generated from the QHC spin-off, we completed a cash tender offer for $900 million of the approximately $1.6 billion aggregate principal amount outstanding of the 2018 Senior Secured Notes.

On March 21, 2012, through certain of its subsidiaries, CHS entered into an accounts receivable loan agreement, or the Receivables Facility, with a group of lenders and banks, Credit Agricolé Corporate and Investment Bank, as a managing agent and as the administrative agent, and The Bank of Nova Scotia, as a managing agent. On March 7, 2013, CHS and certain of its subsidiaries amended the Receivables Facility to add an additional managing agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd., to increase the size of the facility from $300 million to $500 million and to extend the scheduled termination date. Additional subsidiaries also agreed to participate in the Receivables Facility as of that date. On March 31, 2014, CHS and certain of its subsidiaries amended the Receivables Facility to increase the size of the facility from $500 million to $700 million and to extend the scheduled termination date. Additional subsidiaries also agreed to participate in the Receivables Facility as of that date. On November 13, 2015, CHS and certain of its subsidiaries amended the Receivables Facility to extend the scheduled termination date and amend certain other provisions thereof. On November 18, 2016, CHS and certain of its subsidiaries amended the Receivables Facility to extend the scheduled termination date in respect of a $450 million portion of the commitments thereunder and amend certain other provisions thereof. The existing and future non-self pay patient-related accounts receivable, or the Receivables, for certain affiliated hospitals serve as collateral for the outstanding borrowings under the Receivables Facility. The interest rate on the borrowings is based on the commercial paper rate plus an applicable interest rate spread. Unless earlier terminated or subsequently extended pursuant to its terms, the Receivables Facility will expire on November 13, 2017 in respect of a $250 million portion of the commitments thereunder and November 13, 2018 in respect of the remaining $450 million of commitments thereunder, subject to customary termination events that could cause an early termination date. CHS maintains effective control over the Receivables because, pursuant to the terms of the Receivables Facility, the Receivables are sold from certain of CHS’ subsidiaries to CHS, and CHS then sells or contributes the Receivables to a special-purpose entity that is wholly-owned by CHS. The wholly-owned special-purpose entity in turn grants security interests in the Receivables in exchange for borrowings obtained from the group of third-party lenders and banks of up to $700 million outstanding from time to time based on the availability of eligible Receivables and other customary factors. The wholly-owned special-purpose entity is not a subsidiary guarantor under the Credit Facility or CHS’ outstanding notes. The group of third-party lenders and banks do not have recourse to CHS or its subsidiaries beyond the assets of the wholly-owned special-purpose entity that collateralizes the loan. The Receivables and other assets of the wholly-owned special-purpose entity will be available first and foremost to satisfy the claims of the creditors of such entity. The outstanding borrowings pursuant to the Receivables Facility at December 31, 2016 totaled $677 million with approximately $435 million classified as long-term debt on the consolidated balance sheet. At December 31, 2016, the carrying amount of Receivables included in the Receivables Facility totaled approximately $1.7 billion and is included in patient accounts receivable on the consolidated balance sheet.

As of December 31, 2016, we are currently a party to the following interest rate swap agreements to limit the effect of changes in interest rates on approximately 36.1% of our variable rate debt. On each of these swaps, we receive a variable rate of interest based on the three-month LIBOR, in exchange for the payment by us of a fixed rate of interest. We currently pay, on a quarterly basis, interest on the Revolving Facility and the Term A Facility at a rate per annum equal to LIBOR plus 2.75%. Loans in respect of the Term F Facility accrue interest at a rate per annum equal to LIBOR plus 3.25%. The Term G Loan and Term H Loan accrue interest at a rate per annum equal to LIBOR plus 2.75% and 3.00%, respectively, in the case of LIBOR borrowings, and Alternate Base Rate plus 1.75% and 2.00%, respectively, in the case of Alternate Base Rate Borrowings. The Term G Loan and the Term H Loan are subject to a 1.00% LIBOR floor and a 2.00% Alternate Base Rate floor.

Swap #	Notional Amount (in millions)	Fixed Interest Rate	Termination Date	Fair Value (in millions)
1	$200	2.055%	July 25, 2019	$3
2	200	2.059%	July 25, 2019	2
3	400	1.882%	August 30, 2019	3
4	200	2.515%	August 30, 2019	5
5	200	2.613%	August 30, 2019	5
6	300	2.041%	August 30, 2020	2
7	300	2.738%	August 30, 2020	9
8	300	2.892%	August 30, 2020	11
9	300	2.363%	January 27, 2021	5
10	200	2.368%	January 27, 2021	4

The swaps that were in effect prior to the HMA merger remain in effect after the refinancing for the HMA merger and will continue to be used to limit the effects of changes in interest rates on portions of our amended credit facility.

The Credit Facility and the indentures that govern our outstanding notes contain various covenants that limit our ability to take certain actions, including our ability to:

•	incur, assume or guarantee additional indebtedness;

•	issue redeemable stock and preferred stock;

•	repurchase capital stock;

•	make restricted payments, including paying dividends and making certain loans, acquisitions and investments;

•	redeem debt that is subordinated in right of payment to our outstanding notes;

•	create liens;

•	sell or otherwise dispose of assets, including capital stock of subsidiaries;

•	impair the security interests;

•	enter into agreements that restrict dividends and certain other payments from subsidiaries;

•	merge, consolidate, sell or otherwise dispose of substantially all of our assets;

•	enter into transactions with affiliates; and

•	guarantee certain obligations.

In addition, our Credit Facility contains restrictive covenants and requires us to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet these restricted covenants and financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet those tests. A breach of any of these covenants could result in a default under our Credit Facility and/or the indentures that govern our outstanding notes. Upon the occurrence of an event of default under our Credit Facility or indentures that govern our outstanding notes, all amounts outstanding under our Credit Facility and the indentures that govern our outstanding notes may become immediately due and payable and all commitments under the Credit Facility to extend further credit may be terminated.

We believe that internally generated cash flows, availability for additional borrowings under our Credit Facility, subject to certain limitations as set forth in the Credit Facility, of $1.0 billion (consisting of a $1.0 billion Revolving Facility, of which $55 million is in the form of outstanding letters of credit) and our ability to amend the Credit Facility to provide for one or more tranches of term loans in an aggregate principal amount of up to $1.5 billion, only $750 million of which is effectively available because of our additional undertakings in connection with Amendment No. 2, and our continued access to the capital markets will be sufficient to finance acquisitions, capital expenditures, working capital requirements, and any equity or debt repurchases or other debt repayments we may elect to make through the next 12 months. In addition, we may elect to utilize proceeds received from any dispositions of hospitals or investments to repay outstanding debt.

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

The ratio of earnings to fixed charges is a measure of our ability to meet our fixed obligations related to our indebtedness. The following table shows the ratio of earnings to fixed charges for the periods indicated:

	Year Ended December 31,
	2012	2013	2014	2015	2016

Ratio of earnings to fixed charges (1)	1.69 x	1.51 x	1.29 x	1.36 x	*

(1)	Fixed charges include interest expensed and capitalized during the year plus an estimate of the interest component of rent expense. There are no shares of preferred stock outstanding. See exhibit 12 filed as part of this Report for the calculation of this ratio.

*	For the year ended December 31, 2016, earnings were insufficient to cover fixed charges by approximately $1.7 billion.

Off-balance Sheet Arrangements

In the past, we have utilized operating leases as a financing tool for obtaining the operations of specified hospitals without acquiring, through ownership, the related assets of the hospital and without a significant outlay of cash at the front end of the lease. We utilize the same operating strategies to improve operations at those hospitals held under operating leases as we do at those hospitals that we own. We have not entered into any operating leases for hospital operations since December 2000. At December 31, 2016, we operated two hospitals under operating leases that had an immaterial impact on our consolidated operating results. The terms of the two operating leases we currently have in place expire between December 2020 and June 2028, not including lease extension options. If we allow these leases to expire, we would no longer generate revenues nor incur expenses from these hospitals.

As described more fully in Note 17 of the Notes to Consolidated Financial Statements, at December 31, 2016, we have certain cash obligations for a replacement facility and other construction commitments of $504 million and open purchase orders for $781 million.

Noncontrolling Interests

We have sold noncontrolling interests in certain of our subsidiaries or acquired subsidiaries with existing noncontrolling interest ownership positions. As of December 31, 2016, we have hospitals in 23 of the markets we serve, with noncontrolling physician ownership interests ranging from less than 1% to 40%, including one hospital that also has a non-profit entity as a partner. In addition, we have 9 other hospitals with noncontrolling interests owned by non-profit entities. Redeemable noncontrolling interests in equity of consolidated subsidiaries was $554 million and $571 million as of December 31, 2016 and December 31, 2015, respectively, and noncontrolling interests in equity of consolidated subsidiaries was $113 million and $86 million as of December 31, 2016 and December 31, 2015, respectively. The amount of net income attributable to noncontrolling interests was $95 million, $101 million and $111 million for the years ended December 31, 2016, 2015 and 2014, respectively. As a result of the change in the Stark Law “whole hospital” exception included in the Affordable Care Act, we are not permitted to introduce physician ownership at any of our hospital facilities that did not have physician ownership at the time of the adoption of the Affordable Care Act, or increase the aggregate percentage of physician ownership in any of our former or existing hospital joint ventures in excess of the aggregate physician ownership level held at the time of the adoption of the Affordable Care Act.

Reimbursement, Legislative and Regulatory Changes

Ongoing legislative and regulatory efforts could reduce or otherwise adversely affect the payments we receive from Medicare and Medicaid. Within the statutory framework of the Medicare and Medicaid programs, including programs currently unaffected by the Affordable Care Act, there are substantial areas subject to administrative rulings, interpretations and discretion which may further affect payments made under those programs, and the federal and state governments might, in the future, reduce the funds available under those programs or require more stringent utilization and quality reviews of hospital facilities. Additionally, there may be a continued rise in managed care programs and additional restructuring of the financing and delivery of healthcare in the United States. These events could cause our future financial results to decline. We cannot estimate the impact of Medicare and Medicaid reimbursement changes that have been enacted or are under consideration. We cannot predict whether additional reimbursement reductions will be made or whether any such changes would have a material adverse effect on our business, financial conditions, results of operations, cash flow, capital resources and liquidity.

Inflation

The healthcare industry is labor intensive. Wages and other expenses increase during periods of inflation and when labor shortages occur in the marketplace. In addition, our suppliers pass along rising costs to us in the form of higher prices. We have implemented cost control measures, including our case and resource management program, to curb increases in operating costs and expenses. We have generally offset increases in operating costs by increasing reimbursement for services, expanding services and reducing costs in other areas. However, we cannot predict our ability to cover or offset future cost increases, particularly any increases in our cost of providing health insurance benefits to our employees as a result of the Affordable Care Act.

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

Third-party Reimbursement

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. Contractual allowances are automatically calculated and recorded through our internally developed “automated contractual allowance system.” Within the automated system, payors’ historical paid claims data are utilized to calculate the contractual allowances. This data is automatically updated on a monthly basis. All hospital contractual allowance calculations are subjected to monthly review by management to ensure reasonableness and accuracy. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at operating revenues (net of contractual allowances and discounts). The process of estimating contractual allowances requires us to estimate the amount expected to be received based on payor contract provisions. The key assumption in this process is the estimated contractual reimbursement percentage, which is based on payor classification and historical paid claims data. Our automated contractual allowance system does not maintain the contractual allowance at the patient account level as it estimates an average contractual allowance by payor classification. Due to the complexities involved in these estimates, actual payments we receive could be different from the amounts we estimate and record. If the actual contractual reimbursement percentage under government programs and managed care contracts differed by 1% at December 31, 2016 from our estimated reimbursement percentage, net (loss) income for the year ended December 31, 2016 would have changed by approximately $93 million, and net accounts receivable at December 31, 2016 would have changed by $123 million. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues and net (loss) income by an insignificant amount in each of the years ended December 31, 2016, 2015, and 2014.

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

Collections are impacted by the economic ability of patients to pay and the effectiveness of our collection efforts. Significant changes in payor mix, business office operations, economic conditions or trends in federal and state governmental healthcare coverage could affect our collection of accounts receivable and are considered in our estimates of accounts receivable collectability. If the actual collection percentage differed by 1% at December 31, 2016 from our estimated collection percentage as a result of a change in expected recoveries, net (loss) income for the year ended December 31, 2016 would have changed by $60 million, and net accounts receivable at December 31, 2016 would have changed by $80 million. We also continually review our overall reserve adequacy by monitoring historical cash collections as a percentage of trailing net revenue less provision for bad debts, as well as by analyzing current period net revenue and admissions by payor classification, days revenue outstanding, the composition of self-pay receivables between pure self-pay patients and the patient responsibility portion of third-party insured receivables and the impact of recent acquisitions and dispositions.

Our policy is to write-off gross accounts receivable if the balance is under $10.00 or when such amounts are placed with outside collection agencies. We believe this policy accurately reflects our ongoing collection efforts and is consistent with industry practices. We had approximately $3.9 billion and $4.0 billion at December 31, 2016 and December 31, 2015, respectively, being pursued by various outside collection agencies. We expect to collect less than 3%, net of estimated collection fees, of the amounts being pursued by outside collection agencies. As these amounts have been written-off, they are not included in our gross accounts receivable or our allowance for doubtful accounts. Collections on amounts previously written-off are recognized as a reduction to bad debt expense when received. However, we take into consideration estimated collections of these future amounts written-off in evaluating the reasonableness of our allowance for doubtful accounts.

All of the following information is derived from our hospitals, excluding clinics, unless otherwise noted.

Patient accounts receivable from our hospitals represent approximately 95% of our total consolidated accounts receivable.

Days revenue outstanding, adjusted for the impact of receivables for state Medicaid supplemental payment programs, was 63 days at both December 31, 2016 and 2015. Our target range for days revenue outstanding is from 60 to 65 days.

Total gross accounts receivable (prior to allowance for contractual adjustments and doubtful accounts) was approximately $19.7 billion as of December 31, 2016 and approximately $20.5 billion as of December 31, 2015. The approximate percentage of total gross accounts receivable (prior to contractual adjustments and the allowance for doubtful accounts) summarized by aging categories is as follows:

As of December 31, 2016:

	% of Gross Receivables
Payor	0 - 90 Days	90 - 180 Days	180 - 365 Days	Over 365 Days
Medicare	14%	1%	-%	-%
Medicaid	7%	2%	1%	1%
Managed Care and Other	25%	4%	3%	2%
Self-Pay	9%	6%	14%	11%

As of December 31, 2015:

	% of Gross Receivables
Payor	0 - 90 Days	90 - 180 Days	180 - 365 Days	Over 365 Days
Medicare	14%	1%	-%	-%
Medicaid	9%	2%	1%	1%
Managed Care and Other	24%	4%	3%	2%
Self-Pay	9%	7%	12%	11%

The approximate percentage of total gross accounts receivable (prior to allowances for contractual adjustments and doubtful accounts) summarized by payor is as follows:

	December 31,
	2016	2015
Insured receivables	59.8%	60.6%
Self-pay receivables	40.2	39.4

Total	100.0%	100.0%

For the hospital segment, the combined total of the allowance for doubtful accounts for self-pay accounts receivable and related allowances for other self-pay discounts and contractuals, as a percentage of gross self-pay receivables, was approximately 89% and 88% at December 31, 2016 and 2015, respectively. If the receivables that have been written-off, but where collections are still being pursued by outside collection agencies, were included in both the allowances and gross self-pay receivables specified above, the percentage of combined allowances to total self-pay receivables would have been approximately 93% and 92% at December 31, 2016 and 2015, respectively.

Goodwill and Other Intangibles

Goodwill represents the excess of the fair value of the consideration conveyed in the acquisition over the fair value of net assets acquired. Goodwill is evaluated for impairment at the same time every year and when an event occurs or circumstances change that, more likely than not, reduce the fair value of the reporting unit below its carrying value. There is a two-step method for determining goodwill impairment. Step one is to compare the fair value of the reporting unit with the unit’s carrying amount, including goodwill. If this test indicates the fair value is less than the carrying value, then step two is required to compare the implied fair value of the reporting unit’s goodwill with the carrying value of the reporting unit’s goodwill. Our most recent annual goodwill evaluation was performed during the fourth quarter of 2016.

During the year ended December 31, 2016, we allocated approximately $709 million of goodwill to the spin-off of QHC, including approximately $33 million of goodwill related to the former management services reporting unit and approximately $676 million of goodwill allocated from the hospital operations reporting unit based on a relative fair value calculation of the hospitals that were included in the QHC distribution. We allocated approximately $365 million of goodwill to hospitals held for sale based on a calculation of the relative fair value of those hospitals compared to the total hospital reporting unit goodwill. Additionally, we allocated approximately $46 million of goodwill related to the sale of the majority ownership interest in the home care operations reporting unit on December 31, 2016. At December 31, 2016, after giving effect to the disposition of QHC, the sale of an 80% majority ownership interest in our home care division, and the $1.395 billion impairment charge, as discussed below, we had approximately $6.5 billion of goodwill recorded, all of which resides at our hospital operations reporting unit.

During the three months ended June 30, 2016, we identified certain indicators of impairment requiring an interim goodwill impairment evaluation. Those indicators were primarily the decline in our market capitalization and fair value of long-term debt during the three months ended June 30, 2016, and a decline in our projected future earnings compared to our most recent annual evaluation. We performed an estimated calculation of fair value in step one of the impairment test at June 30, 2016, which indicated that the carrying value of our hospital operations reporting unit exceeded its fair value. An initial step two calculation was performed to determine the implied value of goodwill in a hypothetical purchase price allocation. We recorded an estimated non-cash impairment charge of $1.4 billion to goodwill at June 30, 2016 based on these analyses, and adjusted the estimated impairment charge based on the final step two valuation of $1.395 billion at September 30, 2016.

The Company performed its annual goodwill evaluation during the fourth quarter of 2016. No impairment was indicated by this evaluation. The next annual goodwill evaluation will be performed during the fourth quarter of

2017. While no impairment was indicated by this evaluation, the reduction in our fair value and the resulting goodwill impairment charge recorded during 2016 reduced the excess of fair value calculated in the step two analysis over the carrying value of our hospital operations reporting unit to an amount less than 1% of our carrying value. This minimal amount in the excess fair value over carrying value of our hospital operations reporting unit increases the risk that future declines in fair value could result in goodwill impairment. The determination of fair value in step one of our goodwill impairment analysis is based on an estimate of fair value for each reporting unit utilizing known and estimated inputs at the evaluation date. Some of those inputs include, but are not limited to, the most recent price of our common stock or fair value of our long-term debt, estimates of future revenue and expense growth, estimated market multiples, expected capital expenditures, income tax rates, and costs of invested capital. Future estimates of fair value could be adversely affected if the actual outcome of one or more of these assumptions changes materially in the future, including further decline in our stock price or fair value of our long-term debt, lower than expected hospital volumes, or increased operating costs. Such changes impacting the calculation of our fair value could result in a material impairment charge in the future.

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

The net present value of the projected payments was discounted using a weighted-average risk-free rate of 1.8%, 1.6% and 1.7% in 2016, 2015 and 2014, respectively. This liability is adjusted for new claims information in the period such information becomes known to us. Professional malpractice expense includes the losses resulting from professional liability claims and loss adjustment expense, as well as paid excess insurance premiums, and is presented within other operating expenses in the accompanying consolidated statements of (loss) income.

Our processes for obtaining and analyzing claims and incident data are standardized across all of our hospitals and have been consistent for many years. We monitor the outcomes of the medical care services that we provide and for each reported claim, we obtain various information concerning the facts and circumstances related to that claim. In addition, we routinely monitor current key statistics and volume indicators in our assessment of utilizing historical trends. The average lag period between claim occurrence and payment of a final settlement is between four and five years, although the facts and circumstances of individual claims could result in the timing of such payments being different from this average. Since claims are paid promptly after settlement with the claimant is reached, settled claims represent approximately 1.0% of the total liability at the end of any period.

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

	Year Ended December 31,
	2016	2015	2014
Accrual for professional liability claims, beginning of year	$901	$924	$644

Liability for insured claims (1)	(15)	3	6
Liability transferred to QHC	(5)	-	-
Liability acquired through HMA merger:
Gross liability acquired	-	-	292
Discount of liability acquired	-	-	(7)

Discounted liability acquired	-	-	285
Expense (income) related to:
Current accident year	199	183	179
Prior accident years	(87)	(60)	(51)
Expense (income) from discounting	3	5	(7)

Total incurred loss and loss expense (2)	115	128	121

Paid claims and expenses related to:
Current accident year	-	-	-
Prior accident years	(208)	(154)	(132)

Total paid claims and expenses	(208)	(154)	(132)

Accrual for professional liability claims, end of year	$788	$901	$924

(1)	The liability for insured claims is recorded on the consolidated balance sheet with a corresponding insurance recovery receivable.
(2)	Total expense, including premiums for insured coverage, was $162 million in 2016, $174 million in 2015 and $170 million in 2014.

The impact of risk management patient safety quality programs and initiatives implemented at our hospitals, as well as decreasing obstetric admissions, surgeries and admissions, resulted in the current accident year expense decreasing, as a percentage of net operating revenues, for each year presented. Income related to prior accident years reflects changes in estimates resulting from the filing of claims for prior year incidents, claim settlements, updates from litigation and our ongoing investigation of open claims. Expense/income from discounting reflects the changes in the weighted-average risk-free interest rate used and timing of estimated payments for discounting in each year.

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

The total amount of unrecognized benefit that would impact the effective tax rate, if recognized, was approximately $9 million as of December 31, 2016. A total of approximately $3 million of interest and penalties is included in the amount of liability for uncertain tax positions at December 31, 2016. It is our policy to recognize interest and penalties related to unrecognized benefits in our consolidated statements of (loss) income as income tax expense.

It is possible the amount of unrecognized tax benefit could change in the next 12 months as a result of a lapse of the statute of limitations and settlements with taxing authorities; however, we do not anticipate the change will have a material impact on our consolidated results of operations or consolidated financial position.

We, or one of our subsidiaries, files income tax returns in the United States federal jurisdiction and various state jurisdictions. We have extended the federal statute of limitations through March 31, 2017 for Triad Hospitals, Inc. for the tax periods ended December 31, 1999, December 31, 2000, April 30, 2001, June 30, 2001, December 31, 2001, December 31, 2002, December 31, 2003, December 31, 2004, December 31, 2005, December 31, 2006 and July 25, 2007. With few exceptions, we are no longer subject to state income tax examinations for years prior to 2012. Our federal income tax returns for the 2009 and 2010 tax years are currently under examination by the Internal Revenue Service. We believe the results of these examinations will not be material to our consolidated results of operations or consolidated financial position. We have extended the federal statute of limitations through January 31, 2018 for Community Health Systems, Inc. for the tax periods ended December 31, 2007, 2008, 2009 and 2010, and through December 31, 2017 for the tax periods ended December 31, 2011 and 2012.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2014-08, which changes the requirements for reporting discontinued operations. A discontinued operation continues to include a component of an entity or a group of components of an entity, or a business activity. However, in a shift reflecting stakeholder concerns that too many disposals of small groups of assets that are recurring in nature qualified for reporting as discontinued operations, a disposal of a component of an entity or a group of components of an entity will be required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. A business or nonprofit activity that, on acquisition, meets the criteria to be classified as held for sale will still be a discontinued operation. Additional disclosures will be required for significant components of the entity that are disposed of or are held for sale but do not qualify as discontinued operations. This ASU is effective for fiscal years beginning after December 15, 2014 and is to be applied on a prospective basis for disposals or components initially classified as held for sale after that date. We adopted this ASU on January 1, 2015 and the adoption resulted in divestitures occurring subsequent to the date of adoption being included in continuing operations for the years ended December 31, 2016 and 2015.

In May 2014, the FASB issued ASU 2014-09, which outlines a single comprehensive model for recognizing revenue and supersedes most existing revenue recognition guidance, including guidance specific to the healthcare industry. This ASU provides companies the option of applying a full or modified retrospective approach upon adoption. This ASU is effective for fiscal years beginning after December 15, 2017, with early adoption permitted for annual periods beginning after December 15, 2016. We expect to adopt this ASU on January 1, 2018 and are currently developing our plan for adoption and the impact on our revenue recognition policies, procedures and control framework and the resulting impact on our consolidated financial position, results of operations and cash flows. An implementation group for this ASU has been established with an implementation plan to transition to the new standard and determine its impact during 2017. Additionally, we plan to elect to apply the full retrospective approach upon adoption.

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

In March 2016, the FASB issued ASU 2016-09, which was issued to simplify some of the accounting guidance for share-based compensation. Among the areas impacted by the amendments in this ASU is the accounting for income taxes related to share-based payments, accounting for forfeitures, classification of awards as equity or liabilities, and classification on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. We will adopt this ASU on January 1, 2017. We are evaluating the impact that the adoption of this ASU will have on our consolidated financial position, results of operations and cash flows. Because of the decline in our stock price within the last year, the principal impact from adopting this ASU will be an increase in our provision for income taxes due to the deficiency in income taxes recorded for book purposes over the vesting of the outstanding share-based awards compared to the actual tax deduction that will be recognized upon vesting.

In January 2017, the FASB issued ASU 2017-04, which simplifies the accounting for goodwill impairment by eliminating step two from the goodwill impairment test. Instead of a two-step impairment model, if the carrying amount of a reporting unit exceeds its fair value as determined in step one of the impairment test, an impairment loss is measured at the amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. This ASU is effective for any interim or annual impairment tests for fiscal years beginning after December 15, 2019, with early adoption permitted. As noted in our critical accounting policy discussion on goodwill, during the fourth quarter of 2016 we performed our annual goodwill impairment analysis. While the result of the step two valuation in that analysis did not indicate an impairment of goodwill, the initial calculation of reporting unit fair value in the step one test indicated that the carrying amount of the hospital reporting unit exceeded its fair value by approximately $800 million. Depending on future changes in fair value and the impact of allocated goodwill for planned divestitures, at adoption there could be a material impairment charge recorded for this excess amount. We are evaluating whether to early adopt this ASU and what impact it will have on our consolidated financial position and results of operations.

FORWARD-LOOKING STATEMENTS

Some of the matters discussed in this Report include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “thinks,” and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include the following:

•	general economic and business conditions, both nationally and in the regions in which we operate,

•	the impact of the 2016 federal elections, which may lead to the repeal of or significant changes to the Affordable Care Act, its implementation or its interpretation, as well as changes in other federal, state or local laws or regulations affecting our business,

•	the extent to which states support increases, decreases or changes in Medicaid programs, implement health insurance exchanges or alter the provision of healthcare to state residents through regulation or otherwise,

•	the future and long-term viability of health insurance exchanges, which may be affected by whether a sufficient number of payors participate as well as the impact of the 2016 federal elections on the Affordable Care Act,

•	risks associated with our substantial indebtedness, leverage and debt service obligations, including our ability to refinance such indebtedness on acceptable terms or to incur additional indebtedness,

•	demographic changes,

•	changes in, or the failure to comply with, governmental regulations,

•	potential adverse impact of known and unknown government investigations, audits, and federal and state false claims act litigation and other legal proceedings,

•	our ability, where appropriate, to enter into and maintain provider arrangements with payors and the terms of these arrangements, which may be further affected by the increasing consolidation of health insurers and managed care companies,

•	changes in, or the failure to comply with, contract terms with payors and changes in reimbursement rates paid by federal or state healthcare programs or commercial payors,

•	any potential additional impairments in the carrying value of goodwill, other intangible assets, or other long-lived assets, or changes in the useful lives of other intangible assets,

•	changes in inpatient or outpatient Medicare and Medicaid payment levels,

•	the effects related to the continued implementation of the sequestration spending reductions and the potential for future deficit reduction legislation,

•	increases in the amount and risk of collectability of patient accounts receivable, including decreases in collectability which may result from, among other things, self-pay growth in states that have not expanded Medicaid and difficulties in recovering payments for which patients are responsible, including co-pays and deductibles,

•	the efforts of insurers, healthcare providers and others to contain healthcare costs, including the trend toward value-based purchasing,

•	our ongoing ability to demonstrate meaningful use of certified EHR technology and recognize income for the related Medicare or Medicaid incentive payments, to the extent such payments have not expired,

•	increases in wages as a result of inflation or competition for highly technical positions and rising supply and drug costs due to market pressure from pharmaceutical companies and new product releases,

•	liabilities and other claims asserted against us, including self-insured malpractice claims,

•	competition,

•	our ability to attract and retain, at reasonable employment costs, qualified personnel, key management, physicians, nurses and other healthcare workers,

•	trends toward treatment of patients in less acute or specialty healthcare settings, including ambulatory surgery centers or specialty hospitals,

•	changes in medical or other technology,

•	changes in U.S. GAAP,

•	the availability and terms of capital to fund any additional acquisitions or replacement facilities or other capital expenditures,

•	our ability to successfully make acquisitions or complete divestitures, including the disposition of hospitals and non-hospital businesses pursuant to our portfolio rationalization and deleveraging strategy, our ability to complete any such acquisitions or divestitures on desired terms or at all (including to realize the anticipated amount of proceeds from contemplated dispositions), the timing of the completion of any such acquisitions or divestitures, and our ability to realize the intended benefits from any such acquisitions or divestitures,

•	our ability to successfully integrate any acquired hospitals, including those of HMA, or to recognize expected synergies from acquisitions,

•	the impact of seasonal severe weather conditions,

•	our ability to obtain adequate levels of general and professional liability insurance,

•	timeliness of reimbursement payments received under government programs,

•	effects related to outbreaks of infectious diseases,

•	the impact of the external, criminal cyber-attack suffered by us in the second quarter of 2014, including potential reputational damage, the outcome of our investigation and any potential governmental inquiries, the outcome of litigation filed against us in connection with this cyber-attack, the extent of remediation costs and additional operating or other expenses that we may continue to incur, and the impact of potential future cyber-attacks or security breaches,

•	any failure to comply with the terms of the Corporate Integrity Agreement,

•	the concentration of our revenue in a small number of states,

•	our ability to realize anticipated cost savings and other benefits from our current strategic and operational cost savings initiatives,

•	any effects of our previously announced adoption of a Stockholder Protection Rights Agreement,

•	any effects related to our previously announced exploration of strategic alternatives, and

•	the other risk factors set forth in this Form 10-K for the year ended December 31, 2016 and our other public filings with the SEC.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate changes, primarily as a result of our Credit Facility which bears interest based on floating rates. In order to manage the volatility relating to the market risk, we entered into interest rate swap agreements described under the heading “Liquidity and Capital Resources” in Part II, Item 7. We utilize risk management procedures and controls in executing derivative financial instrument transactions. We do not execute transactions or hold derivative financial instruments for trading purposes. Derivative financial instruments related to interest rate sensitivity of debt obligations are used with the goal of mitigating a portion of the exposure when it is cost effective to do so. As of December 31, 2016, our approximately $2.6 billion notional amount of interest rate swap agreements outstanding represented approximately 36.1% of our variable rate debt.

A 1% change in interest rates on variable rate debt in excess of that amount covered by interest rate swaps would have resulted in interest expense fluctuating approximately $50 million in 2016 and $61 million in 2015 and $59 million in 2014. On a prospective basis, a 1% change in interest rates on the remaining unhedged variable rate debt existing as of December 31, 2016, would result in interest expense fluctuating approximately $46 million per year.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

Community Health Systems, Inc.

Franklin, Tennessee

We have audited the accompanying consolidated balance sheets of Community Health Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of (loss) income, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Community Health Systems, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Nashville, Tennessee

February 21, 2017

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF (LOSS) INCOME

	Year Ended December 31,
	2016	2015	2014
	(In millions, except share and per share data)
Operating revenues (net of contractual allowances and discounts)	$21,275	$22,564	$21,561
Provision for bad debts	2,837	3,127	2,922

Net operating revenues	18,438	19,437	18,639

Operating costs and expenses:
Salaries and benefits	8,624	8,991	8,618
Supplies	3,011	3,048	2,862
Other operating expenses	4,248	4,520	4,322
Government and other legal settlements and related costs	16	4	101
Electronic health records incentive reimbursement	(70)	(160)	(259)
Rent	450	457	434
Depreciation and amortization	1,100	1,172	1,106
Amortization of software to be abandoned	-	-	75
Impairment and (gain) loss on sale of businesses, net	1,919	68	41

Total operating costs and expenses	19,298	18,100	17,300

(Loss) income from operations	(860)	1,337	1,339
Interest expense, net of interest income of $14, $15 and $5 in 2016, 2015 and 2014, respectively	962	973	972
Loss from early extinguishment of debt	30	16	73
Gain on sale of investments in unconsolidated affiliates	(94)	-	-
Equity in earnings of unconsolidated affiliates	(43)	(63)	(48)

(Loss) income from continuing operations before income taxes	(1,715)	411	342
(Benefit from) provision for income taxes	(104)	116	82

(Loss) income from continuing operations	(1,611)	295	260

Discontinued operations, net of taxes:
Loss from operations of entities sold or held for sale	(7)	(27)	(7)
Impairment of hospitals sold or held for sale	(8)	(5)	(50)
Loss on sale, net	-	(4)	-

Loss from discontinued operations, net of taxes	(15)	(36)	(57)

Net (loss) income	(1,626)	259	203
Less: Net income attributable to noncontrolling interests	95	101	111

Net (loss) income attributable to Community Health Systems, Inc. stockholders	$(1,721)	$158	$92

Basic (loss) earnings per share attributable to Community
Health Systems, Inc. common stockholders (1):
Continuing operations	$(15.41)	$1.69	$1.33
Discontinued operations	(0.13)	(0.31)	(0.51)

Net (loss) income	$(15.54)	$1.38	$0.82

Diluted (loss) earnings per share attributable to Community
Health Systems, Inc. common stockholders (1):
Continuing operations	$(15.41)	$1.68	$1.32
Discontinued operations	(0.13)	(0.31)	(0.51)

Net (loss) income	$(15.54)	$1.37	$0.82

Weighted-average number of shares outstanding:
Basic	110,730,971	114,454,674	111,579,088

Diluted	110,730,971	115,272,404	112,549,320

(1)	Total per share amounts may not add due to rounding.

See notes to the consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Year Ended December 31,
	2016	2015	2014

	(In millions)
Net (loss) income	$(1,626)	$259	$203
Other comprehensive income (loss), net of income taxes:
Net change in fair value of interest rate swaps, net of tax benefit of $10, $(3) and $7 for the years ended December 31, 2016, 2015 and 2014, respectively	17	(6)	13
Net change in fair value of available-for-sale securities, net of tax	(11)	(5)	-
Amortization and recognition of unrecognized pension cost components, net of tax (benefit) of $2, $1 and $(9) for the years ended December 31, 2016, 2015 and 2014, respectively	3	1	(9)

Other comprehensive income (loss)	9	(10)	4

Comprehensive (loss) income	(1,617)	249	207
Less: Comprehensive income attributable to noncontrolling interests	95	101	111

Comprehensive (loss) income attributable to Community Health Systems, Inc. stockholders	$(1,712)	$148	$96

See notes to the consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
	(In millions, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$238	$184
Patient accounts receivable, net of allowance for doubtful accounts of $3,773 and $4,110 at December 31, 2016 and 2015, respectively	3,176	3,611
Supplies	480	580
Prepaid income taxes	17	27
Prepaid expenses and taxes	187	197
Other current assets (including assets of hospitals held for sale of $117 and $17 at December 31, 2016 and 2015, respectively)	568	567

Total current assets	4,666	5,166

Property and equipment
Land and improvements	782	969
Buildings and improvements	7,438	9,051
Equipment and fixtures	4,202	4,886

Property and equipment, gross	12,422	14,906
Less accumulated depreciation and amortization	(4,273)	(4,794)

Property and equipment, net	8,149	10,112

Goodwill	6,521	8,965

Other assets, net of accumulated amortization of $929 and $903 at December 31, 2016 and 2015, respectively (including assets of hospitals held for sale of $878 and $41 at December 31, 2016 and 2015, respectively)	2,608	2,352

Total assets	$21,944	$26,595

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$455	$229
Accounts payable	995	1,258
Accrued liabilities:
Employee compensation	731	823
Interest	207	227
Other (including liabilities of hospitals held for sale of $81 and $6 at December 31, 2016 and 2015, respectively)	499	535

Total current liabilities	2,887	3,072

Long-term debt	14,789	16,556

Deferred income taxes	411	593

Other long-term liabilities	1,575	1,698

Total liabilities	19,662	21,919

Redeemable noncontrolling interests in equity of consolidated subsidiaries	554	571

Commitments and contingencies (Note 17)
EQUITY
Community Health Systems, Inc. stockholders’ equity:
Preferred stock, $.01 par value per share, 100,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value per share, 300,000,000 shares authorized; 113,876,580 shares issued and outstanding at December 31, 2016, and 113,732,933 shares issued and 112,757,384 shares outstanding at December 31, 2015	1	1
Additional paid-in capital	1,975	1,963
Treasury stock, at cost, no shares at December 31, 2016 and 975,549 shares at December 31, 2015	-	(7)
Accumulated other comprehensive loss	(62)	(73)
(Accumulated deficit) retained earnings	(299)	2,135

Total Community Health Systems, Inc. stockholders’ equity	1,615	4,019
Noncontrolling interests in equity of consolidated subsidiaries	113	86

Total equity	1,728	4,105

Total liabilities and equity	$21,944	$26,595

See notes to the consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

		Community Health Systems, Inc. Stockholders
	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Noncontrolling Interests	Total Stockholders’ Equity
		Shares	Amount		Shares	Amount
					(In millions, except share data)
Balance, December 31, 2013	358	95,987,032	1	1,256	(975,549)	(7)	(67)	1,885	64	3,132
Comprehensive income	86	-	-	-	-	-	4	92	25	121
Distributions to noncontrolling interests, net of contributions	(78)	-	-	-	-	-	-	-	(26)	(26)
Purchase of subsidiary shares from noncontrolling interests	(156)	-	-	(2)	-	-	-	-	-	(2)
Other reclassifications of noncontrolling interests	11	-	-	-	-	-	-	-	(11)	(11)
Noncontrolling interests in acquired entity	316	-	-	-	-	-	-	-	28	28
Adjustment to redemption value of redeemable noncontrolling interests	(6)	-	-	6	-	-	-	-	-	6
Repurchases of common stock	-	(175,000)	-	(9)	-	-	-	-	-	(9)
Issuance of common stock in connection with the exercise of stock options	-	1,767,806	-	65	-	-	-	-	-	65
Issuance of shares in exchange for HMA common stock	-	18,364,420	-	736	-	-	-	-	-	736
Cancellation of restricted stock for tax withholdings on vested shares	-	(270,997)	-	(11)	-	-	-	-	-	(11)
Stock-based compensation	-	2,027,826	-	54	-	-	-	-	-	54

Balance, December 31, 2014	531	117,701,087	1	2,095	(975,549)	(7)	(63)	1,977	80	4,083
Comprehensive income	74	-	-	-	-	-	(10)	158	27	175
Contributions from noncontrolling interests	47	-	-	-	-	-	-	-	-	-
Distributions to noncontrolling interests	(70)	-	-	-	-	-	-	-	(30)	(30)
Purchase of subsidiary shares from noncontrolling interests	(25)	-	-	(16)	-	-	-	-	5	(11)
Disposition of less-than-wholly owned hospital	(8)	-	-	-	-	-	-	-	(2)	(2)
Other reclassifications of noncontrolling interests	(1)	-	-	-	-	-	-	-	1	1
Noncontrolling interests in acquired entity	2	-	-	-	-	-	-	-	5	5
Adjustment to redemption value of redeemable noncontrolling interests	21	-	-	(21)	-	-	-	-	-	(21)
Repurchases of common stock	-	(5,532,188)	-	(159)	-	-	-	-	-	(159)
Issuance of common stock in connection with the exercise of stock options	-	712,235	-	25	-	-	-	-	-	25
Issuance of shares in exchange for HMA common stock	-	(56)	-	-	-	-	-	-	-	-
Cancellation of restricted stock for tax withholdings on vested shares	-	(417,019)	-	(20)	-	-	-	-	-	(20)
Stock-based compensation	-	1,268,874	-	59	-	-	-	-	-	59

Balance, December 31, 2015	571	113,732,933	1	1,963	(975,549)	(7)	(73)	2,135	86	4,105
Comprehensive income	71	-	-	-	-	-	9	(1,721)	24	(1,688)
Distributions to noncontrolling interests, net of contributions	(69)	-	-	-	-	-	-	-	(23)	(23)
Purchase of subsidiary shares from noncontrolling interests	(14)	-	-	(9)	-	-	-	-	4	(5)
Disposition of less-than-wholly owned hospital	(3)	-	-	-	-	-	-	-	-	-
Noncontrolling interests in acquired entity	-	-	-	-	-	-	-	-	33	33
Adjustment to redemption value of redeemable noncontrolling interests	6	-	-	(6)	-	-	-	-	-	(6)
Distribution of Quorum Health Corporation	(8)	-	-	-	-	-	2	(713)	(11)	(722)
Cancellation of treasury stock	-	(975,549)	-	(7)	975,549	7	-	-	-	-
Cancellation of restricted stock for tax withholdings on vested shares	-	(368,945)	-	(6)	-	-	-	-	-	(6)
Income tax payable increase from vesting of restricted shares	-	-	-	(6)	-	-	-	-	-	(6)
Stock-based compensation	-	1,488,141	-	46	-	-	-	-	-	46

Balance, December 31, 2016	$554	113,876,580	$1	$1,975	-	$-	$(62)	$(299)	$113	$1,728

See notes to the consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015	2014
	(In millions)
Cash flows from operating activities:
Net (loss) income	$(1,626)	$259	$203
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,100	1,174	1,187
Deferred income taxes	(116)	103	107
Government and other legal settlements and related costs	16	4	101
Stock-based compensation expense	46	59	54
Loss on sale, net	-	4	-
Impairment of hospitals sold or held for sale	8	5	50
Impairment and (gain) loss on sale of businesses, net	1,919	68	41
Loss from early extinguishment of debt	30	16	73
Gain on sale of investments in unconsolidated affiliates	(94)	-	-
Other non-cash expenses, net	31	47	13
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Patient accounts receivable	(96)	(219)	(306)
Supplies, prepaid expenses and other current assets	25	(68)	28
Accounts payable, accrued liabilities and income taxes	(137)	(478)	147
Other	31	(53)	(83)

Net cash provided by operating activities	1,137	921	1,615

Cash flows from investing activities:
Acquisitions of facilities and other related equipment	(123)	(57)	(3,091)
Purchases of property and equipment	(744)	(953)	(853)
Proceeds from disposition of hospitals and other ancillary operations	143	155	88
Proceeds from sale of property and equipment	15	15	50
Purchases of available-for-sale securities	(505)	(162)	(263)
Proceeds from sales of available-for-sale securities	464	156	229
Proceeds from sale of investments in unconsolidated affiliates	403	-	-
Distribution from Quorum Health Corporation	1,219	-	-
Increase in other investments	(242)	(205)	(511)

Net cash provided by (used in) investing activities	630	(1,051)	(4,351)

Cash flows from financing activities:
Proceeds from exercise of stock options	-	25	65
Repurchase of restricted stock shares for payroll tax withholding requirements	(6)	(20)	(11)
Stock buy-back	-	(159)	(9)
Deferred financing costs and other debt-related costs	(26)	(30)	(276)
Proceeds from noncontrolling investors in joint ventures	-	47	10
Redemption of noncontrolling investments in joint ventures	(19)	(36)	(158)
Distributions to noncontrolling investors in joint ventures	(92)	(100)	(104)
Proceeds from sale-lease back	159	-	-
Borrowings under credit agreements	4,879	4,922	9,131
Issuance of long-term debt	-	-	4,000
Proceeds from receivables facility	107	206	204
Repayments of long-term indebtedness	(6,715)	(5,050)	(9,980)

Net cash (used in) provided by financing activities	(1,713)	(195)	2,872

Net change in cash and cash equivalents	54	(325)	136
Cash and cash equivalents at beginning of period	184	509	373

Cash and cash equivalents at end of period	$238	$184	$509

Supplemental disclosure of cash flow information:
Interest payments	$(930)	$(925)	$(831)

Income tax refunds (payments), net	$16	$(12)	$180

See notes to the consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Business.    Community Health Systems, Inc. is a holding company and operates no business in its own name. On a consolidated basis, Community Health Systems, Inc. and its subsidiaries (collectively the “Company”) own, lease and operate general acute care hospitals in communities across the country. As of December 31, 2016, the Company owned or leased 155 hospitals, included in continuing operations, including three stand-alone rehabilitation or psychiatric hospitals, licensed for 26,222 beds in 21 states. Throughout these notes to the consolidated financial statements, Community Health Systems, Inc. (the “Parent”) and its consolidated subsidiaries are referred to on a collective basis as the “Company.” This drafting style is not meant to indicate that the publicly-traded Parent or any particular subsidiary of the Parent owns or operates any asset, business, or property. The hospitals, operations and businesses described in this filing are owned and operated, and management services provided, by distinct and indirect subsidiaries of Community Health Systems, Inc. The results of Health Management Associates, Inc. (“HMA”) are included from January 27, 2014, the date of the HMA merger.

As of December 31, 2016, Florida, Texas, Pennsylvania and Indiana represent the only areas of significant geographic concentration. Operating revenues, net of contractual allowances and discounts (but before the provision for bad debts), generated by the Company’s hospitals in Florida, as a percentage of consolidated operating revenues, were 14.1% in 2016, 13.6% in 2015 and 13.0% in 2014. Operating revenues, net of contractual allowances and discounts (but before the provision for bad debts), generated by the Company’s hospitals in Texas, as a percentage of consolidated operating revenues, were 11.4% in 2016, 11.1% in 2015 and 10.9% in 2014. Operating revenues, net of contractual allowances and discounts (but before the provision for bad debts), generated by the Company’s hospitals in Pennsylvania, as a percentage of consolidated operating revenues, were 11.2% in 2016, 10.6% in 2015 and 11.1% in 2014. Operating revenues, net of contractual allowances and discounts (but before the provision for bad debts), generated by the Company’s hospitals in Indiana, as a percentage of consolidated operating revenues, were 8.6% in 2016, 7.3% in 2015 and 7.6% in 2014.

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

Principles of Consolidation.    The consolidated financial statements include the accounts of the Parent, its subsidiaries, all of which are controlled by the Parent through majority voting control, and variable interest entities for which the Company is the primary beneficiary. All intercompany accounts, profits and transactions have been eliminated. Noncontrolling interests in less-than-wholly-owned consolidated subsidiaries of the Parent are presented as a component of total equity to distinguish between the interests of the Parent and the interests of the noncontrolling owners. Revenues, expenses and income from continuing operations from these subsidiaries are included in the consolidated amounts as presented on the consolidated statements of (loss) income, along with a net income measure that separately presents the amounts attributable to the controlling interests and the amounts attributable to the noncontrolling interests for each of the periods presented. Noncontrolling interests that are redeemable or may become redeemable at a fixed or determinable price at the option of the holder or upon the occurrence of an event outside of the control of the Company are presented in mezzanine equity on the consolidated balance sheets.

Cost of Revenue.    Substantially all of the Company’s operating costs and expenses are “cost of revenue” items. Operating costs that could be classified as general and administrative by the Company would include the

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Company’s corporate office costs at its Franklin, Tennessee office and Naples, Florida office (which was the headquarters of HMA prior to the closing of the HMA merger), which collectively were $197 million, $266 million and $281 million for the years ended December 31, 2016, 2015 and 2014, respectively. Included in these corporate office costs is stock-based compensation of $46 million, $59 million and $54 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Cash Equivalents.    The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents.

Supplies.    Supplies, principally medical supplies, are stated at the lower of cost (first-in, first-out basis) or market.

Marketable Securities.    The Company’s marketable securities are classified as trading or available-for-sale. Available-for-sale securities are carried at fair value as determined by quoted market prices, with unrealized gains and losses reported as a separate component of stockholders’ equity. Trading securities are reported at fair value with unrealized gains and losses included in earnings. Other comprehensive (loss) income, net of tax, included an unrealized loss of $11 million and $5 million during the years ended December 31, 2016 and 2015, respectively, and an unrealized gain of less than $1 million during the year ended December 31, 2014, related to these available-for-sale securities.

Property and Equipment.    Property and equipment are recorded at cost. Depreciation is recognized using the straight-line method over the estimated useful lives of the land and improvements (3 to 20 years), buildings and improvements (5 to 40 years) and equipment and fixtures (3 to 18 years). Costs capitalized as construction in progress were $227 million and $267 million at December 31, 2016 and 2015, respectively. Expenditures for renovations and other significant improvements are capitalized; however, maintenance and repairs which do not improve or extend the useful lives of the respective assets are charged to operations as incurred. Interest capitalized related to construction in progress was $9 million, $16 million and $10 million for the years ended December 31, 2016, 2015 and 2014, respectively. Purchases of property and equipment and internal-use software accrued in accounts payable and not yet paid were $115 million and $173 million at December 31, 2016 and 2015, respectively.

The Company also leases certain facilities and equipment under capital leases (see Note 10). Such assets are amortized on a straight-line basis over the lesser of the term of the lease or the remaining useful lives of the applicable assets. During the year ended December 31, 2016, the Company had non-cash investing activity of $17 million related to certain facility and equipment additions that were financed through capital leases and other debt.

Goodwill.    Goodwill represents the excess of the fair value of the consideration conveyed in the acquisition over the fair value of net assets acquired. Goodwill arising from business combinations is not amortized. Goodwill is required to be evaluated for impairment at the same time every year and when an event occurs or circumstances change such that it is more likely than not that impairment may exist. The Company performs its annual testing of impairment for goodwill in the fourth quarter of each year. As further discussed in Note 5, the Company recorded an impairment charge of $1.395 billion during the year ended December 31, 2016, based on an interim impairment evaluation performed during the second quarter of 2016.

Other Assets.    Other assets consist of the insurance recovery receivable from excess insurance carriers related to the Company’s self-insured malpractice general liability and workers’ compensation insurance liability; costs to recruit physicians to the Company’s markets, which are deferred and expensed over the term of the respective physician recruitment contract, generally three years, and included in amortization expense; and capitalized internal-use software costs, which are expensed over the expected useful life, which is generally three years for routine software and eight to ten years for major software projects, and included in amortization expense.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Third-Party Reimbursement.    Net patient service revenue is reported at the estimated net realizable amount from patients, third-party payors and others for services rendered. Operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems, provisions of cost-reimbursement and other payment methods. Approximately 34.4%, 35.3% and 35.5% of operating revenues, net of contractual allowances and discounts (but before the provision for bad debts), for the years ended December 31, 2016, 2015 and 2014, respectively, are related to services rendered to patients covered by the Medicare and Medicaid programs. Revenues from Medicare outlier payments are included in the amounts received from Medicare and were approximately 0.38%, 0.28% and 0.41% of operating revenues, net of contractual allowances and discounts (but before the provision for bad debts), for the years ended December 31, 2016, 2015 and 2014, respectively. In addition, the Company is reimbursed by non-governmental payors using a variety of payment methodologies. Amounts received by the Company for treatment of patients covered by such programs are generally less than the standard billing rates. The differences between the estimated program reimbursement rates and the standard billing rates are accounted for as contractual adjustments, which are deducted from gross revenues to arrive at operating revenues (net of contractual allowances and discounts). These net operating revenues are an estimate of the net realizable amount due from these payors. The process of estimating contractual allowances requires the Company to estimate the amount expected to be received based on payor contract provisions. The key assumption in this process is the estimated contractual reimbursement percentage, which is based on payor classification and historical paid claims data. Due to the complexities involved in these estimates, actual payments the Company receives could be different from the amounts it estimates and records. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. Adjustments to previous program reimbursement estimates are accounted for as contractual allowance adjustments and reported in the periods that such adjustments become known.

Amounts due to third-party payors were $99 million and $112 million as of December 31, 2016 and 2015, respectively, and are included in accrued liabilities-other in the accompanying consolidated balance sheets. Amounts due from third-party payors were $186 million and $213 million as of December 31, 2016 and 2015, respectively, and are included in other current assets in the accompanying consolidated balance sheets. Substantially all Medicare and Medicaid cost reports are final settled through 2012.

Net Operating Revenues.    Net operating revenues are recorded net of provisions for contractual allowance of approximately $98.2 billion, $95.3 billion and $84.4 billion for the years ended December 31, 2016, 2015 and 2014, respectively. Net operating revenues are recognized when services are provided and are reported at the estimated net realizable amount from patients, third-party payors and others for services rendered. Also included in the provision for contractual allowance shown above is the value of administrative and other discounts provided to self-pay patients eliminated from net operating revenues which was $3.2 billion, $3.0 billion and $2.8 billion for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Included in the provision for contractual allowance shown above is $487 million, $453 million and $550 million for the years ended December 31, 2016, 2015 and 2014, respectively, representing the value (at the Company’s standard charges) of these charity care services that are excluded from net operating revenues.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The estimated cost incurred by the Company to provide these charity care services to patients who are unable to pay was approximately $64 million, $64 million and $84 million for the years ended December 31, 2016, 2015 and 2014, respectively. The estimated cost of these charity care services was determined using a ratio of cost to gross charges and applying that ratio to the gross charges associated with providing care to charity patients for the period.

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

Operating revenues, net of contractual allowances and discounts (but before the provision for bad debts), recognized during the years ended December 31, 2016, 2015 and 2014, were as follows (in millions):

	Year Ended December 31,
	2016	2015	2014
Medicare	$5,089	$5,439	$5,327
Medicaid	2,234	2,532	2,332
Managed Care and other third-party payors	11,354	11,816	11,109
Self-pay	2,598	2,777	2,793

Total	$21,275	$22,564	$21,561

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

The Company recognized approximately $70 million, $160 million and $259 million for the years ended December 31, 2016, 2015 and 2014, respectively, of incentive reimbursement for HITECH incentives from Medicare and Medicaid related to certain of the Company’s hospitals and for certain of the Company’s employed physicians that have demonstrated meaningful use of certified EHR technology or have completed attestations to their adoption or implementation of certified EHR technology. These incentive reimbursements are presented as a reduction of operating costs and expenses on the consolidated statements of (loss) income. The Company

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

received cash related to the incentive reimbursement for HITECH incentives of approximately $123 million, $75 million and $253 million for the years ended December 31, 2016, 2015 and 2014, respectively. The Company recorded no deferred revenue in connection with the receipt of these cash payments at either December 31, 2016 or 2015.

Physician Income Guarantees.    The Company enters into physician recruiting agreements under which it supplements physician income to a minimum amount over a period of time, typically one year, while the physicians establish themselves in the community. As part of the agreements, the physicians are committed to practice in the community for a period of time, typically three years, which extends beyond their income guarantee period. The Company records an asset and liability for the estimated fair value of minimum revenue guarantees on new agreements. Adjustments to the ultimate value of the guarantee paid to physicians are recognized in the period that the change in estimate is identified. The Company amortizes an asset over the life of the agreement. As of December 31, 2016 and 2015, the unamortized portion of these physician income guarantees was $37 million and $47 million, respectively.

Concentrations of Credit Risk.    The Company grants unsecured credit to its patients, most of whom reside in the service area of the Company’s facilities and are insured under third-party payor agreements. Because of the economic diversity of the Company’s facilities and non-governmental third-party payors, Medicare represents the only significant concentration of credit risk from payors. Accounts receivable, net of contractual allowances, from Medicare was $402 million and $453 million at December 31, 2016 and 2015, respectively, representing 6% of consolidated net accounts receivable, before allowance for doubtful accounts, for each of the years ended December 31, 2016 and 2015.

Accounting for the Impairment or Disposal of Long-Lived Assets.    During the year ended December 31, 2016, the Company recorded a total impairment charge of $326 million to reduce the carrying value of certain hospitals that have been deemed held for sale based on the difference between the carrying value of the hospital disposal groups compared to estimated fair value less costs to sell. Additionally, the Company recorded an impairment charge of approximately $270 million for several underperforming hospitals to their estimated fair value. The impairment charge for the year ended December 31, 2016 also included approximately $19 million recorded on the sale or closure of certain of the Company’s hospitals during the year based on the remaining net book value of the assets at the date of disposal. In total, the Company recorded impairment charges of approximately $615 million on its long-lived assets other than the impairment charge taken on the hospital reporting unit goodwill that is further discussed in Note 5. Included in the carrying value of the hospital disposal groups is an allocation of approximately $365 million of goodwill allocated from the hospital reporting unit goodwill based on a calculation of the disposal groups’ relative fair value compared to the total reporting unit.

During the year ended December 31, 2015, the Company recorded a pretax impairment charge of approximately $68 million related to the write-off of approximately $6 million of allocated reporting unit goodwill for Payson Regional Medical Center and $62 million for the impairment of certain long-lived assets for several smaller hospitals to their estimated fair value. During the year ended December 31, 2014, the Company recorded a pretax impairment charge of $17 million to reduce the carrying value of certain long-lived assets at three of its smaller hospitals to their estimated fair value. The impairments for 2016, 2015 and 2014 were identified because of declining operating results and projections of future cash flows at these hospitals caused by competitive and operational challenges specific to the markets in which these hospitals operate.

Income Taxes.    The Company accounts for income taxes under the asset and liability method, in which deferred income tax assets and liabilities are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in the consolidated statement of (loss) income during the period in which the tax rate change becomes law.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Comprehensive (Loss) Income.    Comprehensive (loss) income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.

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

The Company operated in two distinct operating segments during 2016, represented by the hospital operations (which includes the Company’s acute care hospitals and related healthcare entities that provide inpatient and outpatient healthcare services) and the home care agencies operations (which provide in-home outpatient care). U.S. GAAP requires (1) that financial information be disclosed for operating segments that meet a 10% quantitative threshold of the consolidated totals of net revenue, profit or loss, or total assets; and (2) that the individual reportable segments disclosed contribute at least 75% of total consolidated net revenue. Based on these measures, only the hospital operations segment meets the criteria as a separate reportable segment. Financial information for the home care agencies segment does not meet the quantitative thresholds and is therefore combined with corporate into the all other reportable segment. Additionally, as discussed in Note 3, on December 31, 2016, the Company sold 80% of its ownership interest in the home care segment.

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

New Accounting Pronouncements.    In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, which outlines a single comprehensive model for recognizing revenue and supersedes most existing revenue recognition guidance, including guidance specific to the healthcare industry. This ASU provides companies the option of applying a full or modified retrospective approach upon adoption. This ASU is effective for fiscal years beginning after December 15, 2017, with early adoption permitted for annual periods beginning after December 15, 2016. The Company expects to adopt this ASU on January 1, 2018 and is currently developing its plan for adoption and the impact on its revenue recognition policies, procedures and control framework and the resulting impact on its consolidated financial position, results of operations and cash flows. An implementation group for this ASU has been established with an implementation plan to transition to the new standard and determine its impact during 2017. Additionally, the Company plans to elect to apply the full retrospective approach upon adoption.

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

In March 2016, the FASB issued ASU 2016-09, which was issued to simplify some of the accounting guidance for share-based compensation. Among the areas impacted by the amendments in this ASU is the accounting for income taxes related to share-based payments, accounting for forfeitures, classification of awards as equity or liabilities, and classification on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company expects to adopt this ASU on January 1, 2017. Management is currently evaluating the impact that the adoption of this ASU will have on its consolidated financial position, results of operations and cash flows. Because of the decline in the Company’s stock price within the last year, the principal impact from adopting this ASU will be an increase in the Company’s provision for income taxes due to the deficiency in income taxes recorded for book purposes over the vesting of the outstanding share-based awards compared to the actual tax deduction that will be recognized upon vesting.

In January 2017, the FASB issued ASU 2017-04, which simplifies the accounting for goodwill impairment by eliminating step two from the goodwill impairment test. Instead of a two-step impairment model, if the carrying amount of a reporting unit exceeds its fair value as determined in step one of the impairment test, an impairment loss is measured at the amount equal to that excess, limited to the total amount of goodwill allocated to that

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

reporting unit. This ASU is effective for any interim or annual impairment tests for fiscal years beginning after December 15, 2019, with early adoption permitted. As noted in the Company’s critical accounting policy discussion on goodwill, during the fourth quarter of 2016 the Company performed its annual goodwill impairment analysis. While the result of the step two valuation in that analysis did not indicate an impairment of goodwill, the initial calculation of reporting unit fair value in the step one test indicated that the carrying amount of the hospital reporting unit exceeded its fair value by approximately $800 million. Depending on future changes in fair value and the impact of allocated goodwill for planned divestitures, at adoption there could be a material impairment charge recorded for this excess amount. The Company is evaluating whether to early adopt this ASU and what impact it will have on its consolidated financial position and results of operations.

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

The 2009 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the IRC and for the grant of stock options which do not so qualify, stock appreciation rights, restricted stock, restricted stock units, performance-based shares or units and other share awards. Persons eligible to receive grants under the 2009 Plan include the Company’s directors, officers, employees and consultants. To date, all options granted under the 2009 Plan have been “nonqualified” stock options for tax purposes. Generally, vesting of these granted options occurs in one-third increments on each of the first three anniversaries of the award date. Options granted in 2011 or later have a 10-year contractual term. The amendment and restatement of the 2009 Plan, as approved by the Company’s stockholders at the 2016 Annual Meeting, increased the number of shares of common stock available for grant under the 2009 Plan by an additional 5,000,000 shares. As of December 31, 2016, 5,960,188 shares of unissued common stock were reserved for future grants under the 2009 Plan.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table reflects the impact of total compensation expense related to stock-based equity plans on the reported operating results for the respective periods (in millions):

	Year Ended December 31,
	2016	2015	2014
Effect on (loss) income from continuing operations before income taxes	$(46)	$(59)	$(54)

Effect on net (loss) income	$(27)	$(35)	$(34)

At December 31, 2016, $32 million of unrecognized stock-based compensation expense related to outstanding unvested restricted stock and restricted stock units (the terms of which are summarized below) was expected to be recognized over a weighted-average period of 19 months. There is no expense to be recognized related to stock options. There were no modifications to awards during the years ended December 31, 2016 and 2015, other than those required by the Employee Matters Agreement (“EMA”) entered into as part of the spinoff of Quorum Health Corporation (“QHC”), as further discussed below.

Options outstanding and exercisable under the 2000 Plan and the 2009 Plan as of December 31, 2016, and changes during each of the years in the three-year period prior to December 31, 2016, were as follows (in millions, except share and per share data):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value as of December 31, 2016
Outstanding at December 31, 2013	3,737,545	$34.88
Granted	-	-
Exercised	(1,768,473)	37.06
Forfeited and cancelled	(15,345)	29.92

Outstanding at December 31, 2014	1,953,727	32.94
Granted	-	-
Exercised	(711,568)	35.15
Forfeited and cancelled	(10,001)	34.96

Outstanding at December 31, 2015	1,232,158	31.65
Granted	-	-
Exercised	-	-
Forfeited and cancelled	(46,838)	27.44

Outstanding at December 31, 2016	1,185,320	$28.12	3.0 years	$-

Exercisable at December 31, 2016	1,185,320	$28.12	3.0 years	$-

The weighted-average exercise prices in the table above for periods prior to the April 29, 2016 spin-off of QHC reflect the historical prices at those dates. No stock options were granted during the years ended

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2016, 2015 and 2014. The aggregate intrinsic value (calculated as the number of in-the-money stock options multiplied by the difference between the Company’s closing stock price on the last trading day of the reporting period ($5.59) and the exercise price of the respective stock options) in the table above represents the amount that would have been received by the option holders had all option holders exercised their options on December 31, 2016. This amount changes based on the market value of the Company’s common stock. There were no options exercised during the year ended December 31, 2016. The aggregate intrinsic value of options exercised during the years ended December 31, 2015 and 2014 was $9 million and $22 million, respectively. The aggregate intrinsic value of options vested and expected to vest approximates that of the outstanding options.

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

On April 29, 2016, the Company cancelled 106,005 restricted stock awards from the March 1, 2016 grant that were held by former employees whose employment with the Company terminated as the result of commencing employment with QHC in connection with the spin-off. This cancellation did not include the issuance of replacement awards by the Company. As a result, the Company recorded approximately $2 million of compensation expense related to the unrecognized stock compensation expense for those awards at the cancellation date. This expense is recorded as part of the costs related to the spin-off of QHC presented in other operating expenses on the accompanying consolidated statement of (loss) income for the year ended December 31, 2016.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Restricted stock outstanding under the 2000 Plan and the 2009 Plan as of December 31, 2016, and changes during each of the years in the three-year period prior to December 31, 2016, were as follows:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2013	1,607,489	$35.13
Granted	2,011,000	41.35
Vested	(846,818)	34.60
Forfeited	(11,032)	37.37

Unvested at December 31, 2014	2,760,639	39.82
Granted	1,254,500	47.69
Vested	(1,156,226)	37.61
Forfeited	(13,334)	41.32

Unvested at December 31, 2015	2,845,579	44.18
Granted	1,611,049	14.11
Vested	(1,343,003)	43.39
Forfeited	(144,340)	19.99

Unvested at December 31, 2016	2,969,285	29.39

Restricted stock units (“RSUs”) have been granted to the Company’s outside directors under the 2000 Plan and the 2009 Plan. On March 1, 2014, each of the Company’s outside directors received a grant under the 2009 Plan of 3,614 RSUs. On March 1, 2015, each of the Company’s outside directors received a grant under the 2009 Plan of 3,504 RSUs. On March 1, 2016, each of the Company’s outside directors received a grant under the 2009 Plan of 11,017 RSUs. Both the 2015 and 2016 grants had a grant date fair value of approximately $170,000. The 2014 grants had a grant date fair value of approximately $150,000. Vesting of these RSUs occurs in one-third increments on each of the first three anniversaries of the award date.

In connection with the spin-off of QHC, holders of outstanding RSUs were credited with a total of 22,021 incremental RSUs at a ratio calculated to maintain a consistent intrinsic value before and following the QHC distribution. There were no other changes to the awards and the incremental RSUs will vest in accordance with the initial vesting period of the corresponding original award.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

RSUs outstanding under the 2000 Plan and the 2009 Plan as of December 31, 2016, and changes during each of the years in the three-year period prior to December 31, 2016, were as follows:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2013	55,536	$31.33
Granted	21,684	41.51
Vested	(27,858)	30.87
Forfeited	-	-

Unvested at December 31, 2014	49,362	36.07
Granted	21,024	47.70
Vested	(27,708)	31.76
Forfeited	-	-

Unvested at December 31, 2015	42,678	44.59
Granted	99,140	16.90
Vested	(21,432)	43.87
Forfeited	-	-

Unvested at December 31, 2016	120,386	22.06

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

Excluding acquisition and integration expenses related to the 2014 acquisition of HMA, approximately $5 million, $8 million and $13 million of acquisition costs related to prospective and closed acquisitions were expensed during the years ended December 31, 2016, 2015 and 2014, respectively, are included in other operating expenses on the consolidated statements of (loss) income. Approximately $1 million and $69 million of acquisition and related integration expense related to the HMA acquisition were recognized during the years ended December 31, 2015 and 2014, respectively.

On April 1, 2016, one or more subsidiaries of the Company completed the acquisition of an 80% interest in Physicians’ Specialty Hospital (20 licensed beds), a Medicare-certified specialty surgical hospital in Fayetteville, Arkansas. The total cash consideration paid for the 80% ownership interest in this joint venture was approximately $12 million, with additional consideration of $2 million assumed in liabilities, for a total consideration of $14 million. The value of the noncontrolling interest at acquisition was $2 million. Based upon the Company’s final purchase price allocation relating to this acquisition as of December 31, 2016, approximately $12 million of goodwill has been recorded.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On March 1, 2016, one or more subsidiaries of the Company completed the acquisition of an 80% ownership interest in a joint venture entity with Indiana University Health that includes substantially all of the assets of IU Health La Porte Hospital (“La Porte”) in La Porte, Indiana (227 licensed beds) and IU Health Starke Hospital (“Starke”) in Knox, Indiana (50 licensed beds), and affiliated outpatient centers and physician practices. The total cash consideration paid for the 80% ownership interest in this joint venture was approximately $96 million with additional consideration of $8 million assumed in liabilities, for a total consideration of $104 million. The value of the noncontrolling interest at acquisition was $25 million. Based upon the Company’s final purchase price allocation relating to this acquisition as of December 31, 2016, approximately $45 million of goodwill has been recorded.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below summarizes the allocations of the purchase price (including assumed liabilities) for the above hospital acquisition transactions (excluding HMA) in 2016 and 2014 (in millions) and reflects the fact that there were no hospital acquisitions in 2015:

	2016	2015	2014
Current assets	$7	N/A	$29
Property and equipment	69	N/A	257
Goodwill	57	N/A	19
Intangible assets	10	N/A	-
Other long-term assets	3	N/A	28
Liabilities	(10)	N/A	(46)
Noncontrolling interests	(28)	N/A	(10)

Total identifiable net assets	$108	N/A	$277

The operating results of the foregoing transactions have been included in the accompanying consolidated statements of (loss) income from their respective dates of acquisition, including net operating revenues of $214 million for the year ended December 31, 2016, from hospital acquisitions that closed during that year.

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

Other Acquisitions

During the years ended December 31, 2016, 2015 and 2014, one or more subsidiaries of the Company paid approximately $16 million, $51 million and $29 million, respectively, to acquire the operating assets and related businesses of certain physician practices, clinics and other ancillary businesses that operate within the communities served by the Company’s affiliated hospitals. In connection with these acquisitions, during the year ended December 31, 2016, the Company allocated approximately $8 million of the consideration paid to property and equipment and net working capital and the remainder, approximately $14 million consisting of intangible assets that do not qualify for separate recognition, to goodwill. The value of the noncontrolling interest recorded in these acquisitions was $6 million. During 2015, the Company allocated approximately $19 million of the consideration paid to property and equipment and net working capital and the remainder, approximately $39 million consisting of intangible assets that do not qualify for separate recognition, to goodwill. The value of noncontrolling interest acquired in these acquisitions was $7 million. During 2014, the Company allocated approximately $15 million of the consideration paid to property and equipment and net working capital and the remainder, approximately $14 million consisting of intangible assets that do not qualify for separate recognition, to goodwill.

Divestitures

In April 2014, FASB issued ASU 2014-08, which changes the requirements for reporting discontinued operations. A discontinued operation is a disposal that represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. Additional disclosures are required for significant

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

components of the entity that are disposed of or are held for sale but do not qualify as discontinued operations. This ASU was adopted on January 1, 2015 and is required to be applied on a prospective basis for disposals or components initially classified as held for sale after adoption. As a result, the following divestitures occurring subsequent to the date of adoption are included in continuing operations for the years ended December 31, 2016 and 2015. Additionally, the impact of the hospitals and other assets spun off to QHC are discussed in Note 4 below.

On December 31, 2016, one or more subsidiaries of the Company sold an 80% majority ownership interest in the home care division to a subsidiary of Almost Family, Inc. for $128 million. In connection with the divestiture of a controlling interest in the home care division, the Company recorded a gain of approximately $91 million during the year ended December 31, 2016.

Effective September 3, 2016, one or more subsidiaries of the Company finalized an agreement to terminate the lease and cease operations of Alliance Health Blackwell (53 licensed beds) in Blackwell, Oklahoma, agreeing to terminate the lease with the landlord, The Blackwell Hospital Trust Authority. Income from continuing operations for the year ended December 31, 2016 includes an impairment charge of approximately $3 million related to the write-off of certain intangible assets abandoned as part of exiting the lease to operate this hospital.

Effective February 1, 2016, one or more subsidiaries of the Company sold Lehigh Regional Medical Center (88 licensed beds) in Lehigh Acres, Florida, (“Lehigh”) and related outpatient services to Prime Healthcare Services, Inc. (“Prime”) for approximately $11 million in cash. In connection with the divestiture of Lehigh, the Company recorded an impairment charge of approximately $4 million related to the allocated hospital reporting unit goodwill in 2016.

Effective January 1, 2016, one or more subsidiaries of the Company sold Bartow Regional Medical Center (72 licensed beds) in Bartow, Florida, (“Bartow”) and related outpatient services to BayCare Health Systems, Inc. for approximately $60 million in cash, which was received at a preliminary closing on December 31, 2015. In connection with the divestiture of Bartow, the Company recorded an impairment charge of approximately $5 million related to the allocated hospital reporting unit goodwill in 2016.

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

During the year ended December 31, 2014, the Company made the decision to sell and began actively marketing several smaller hospitals. In addition, HMA entered into a definitive agreement to sell Williamson Memorial Hospital (76 licensed beds) located in Williamson, West Virginia prior to the HMA merger, and the Company has continued the effort to divest this facility. In connection with management’s decision to sell these hospitals and the sale of the seven hospitals (excluding Payson) noted above during 2015, the Company has classified the results of operations of such hospitals as discontinued operations in the accompanying consolidated statements of (loss) income, and classified these hospitals as held for sale in the accompanying consolidated balance sheets.

Net operating revenues and loss from discontinued operations for the respective periods are as follows (in millions):

	Year Ended December 31,
	2016	2015	2014
Net operating revenues	$99	$114	$426

Loss from operations of entities sold or held for sale before income taxes	(11)	(42)	(11)
Impairment of hospitals sold or held for sale	(12)	(8)	(71)
Loss on sale, net	-	(6)	-

Loss from discontinued operations, before taxes	(23)	(56)	(82)
Income tax benefit	(8)	(20)	(25)

Loss from discontinued operations, net of taxes	$(15)	$(36)	$(57)

Interest expense was allocated to discontinued operations based on sale proceeds available for debt repayment.

Other Hospital Closures

During the three months ended March 31, 2016, the Company announced the planned closure of McNairy Regional Hospital in Selmer, Tennessee. The Company recorded an impairment charge of approximately $7 million during the three months ended March 31, 2016, to adjust the fair value of the supplies inventory and

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

long-lived assets of this hospital, including property and equipment and capitalized software costs, based on their estimated fair value and future utilization. McNairy Regional Hospital closed on May 19, 2016. No additional impairment was recorded during the year ended December 31, 2016.

4.  SPIN-OFF OF QUORUM HEALTH CORPORATION

On April 29, 2016, the Company completed the spin-off of 38 hospitals and Quorum Health Resources, LLC into Quorum Health Corporation, an independent, publicly traded corporation. The transaction was structured to be generally tax free to the Company and its stockholders. The Company distributed, on a pro rata basis, all of the shares of QHC common stock to the Company’s stockholders of record as of April 22, 2016. These stockholders of record as of April 22, 2016 received a distribution of one share of QHC common stock for every four shares of Company common stock held as of the record date plus cash in lieu of any fractional shares. In recognition of the spin-off, the Company recorded a non-cash dividend of approximately $713 million during the year ended December 31, 2016, representing the net assets of QHC distributed to the Company’s stockholders. Immediately following the completion of the spin-off, the Company’s stockholders owned 100% of the outstanding shares of QHC common stock. Following the spin-off, QHC became an independent public company with its common stock listed for trading under the symbol “QHC” on the New York Stock Exchange.

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

The results of operations for QHC through the date of the spin-off are presented in continuing operations in the consolidated statements of (loss) income as the Company has determined that the spin-off of QHC does not meet the criteria as discontinued operations under ASU 2014-08.

Financial and statistical data reported in this Annual Report on Form 10-K (“Form 10-K”) include QHC operating results through April 29, 2016. Summary financial results of QHC for the periods included in the accompanying consolidated statements of (loss) income are as follows:

	Year Ended December 31,
	2016	2015	2014
(Loss) income from operations before income taxes	$(12)	$21	$14
Less: Income attributable to noncontrolling interests	1	3	-

(Loss) income from operations before income taxes attributable to Community Health Systems, Inc.	$(13)	$18	$14

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5.  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2016 and 2015 are as follows (in millions):

	Year Ended December 31,
	2016	2015
Balance, beginning of year	$8,965	$8,951
Goodwill acquired as part of acquisitions during current year	71	39
Consideration and purchase price allocation adjustments for prior year’s acquisitions and other adjustments	-	11
Goodwill allocated to QHC in the spin-off	(709)	-
Goodwill in the home care operations reporting unit included in the sale of a majority interest in the home care division	(46)	-
Goodwill allocated to hospitals held for sale	(365)	(36)
Impairment of goodwill	(1,395)	-

Balance, end of year	$6,521	$8,965

Goodwill is allocated to each identified reporting unit, which is defined as an operating segment or one level below the operating segment (referred to as a component of the entity). Management has determined that the Company’s operating segments meet the criteria to be classified as reporting units. During the year ended December 31, 2016, the Company allocated approximately $709 million of goodwill to the spin-off of QHC, including approximately $33 million of goodwill related to the former management services reporting unit and approximately $676 million of goodwill allocated from the hospital operations reporting unit based on the relative fair value of the hospitals that were included in the QHC distribution. Additionally, the Company allocated approximately $46 million of goodwill related to the sale of the home care operations reporting unit on December 31, 2016. At December 31, 2016, after giving effect to the disposition of QHC, the sale of an 80% majority ownership interest in the Company’s home care division and the $1.395 billion impairment charge discussed below, the Company had approximately $6.5 billion of goodwill recorded, all of which resides at its hospital operations reporting unit.

Goodwill is evaluated for impairment at the same time every year and when an event occurs or circumstances change that, more likely than not, reduce the fair value of the reporting unit below its carrying value. There is a two-step method for determining goodwill impairment. Step one is to compare the fair value of the reporting unit with the unit’s carrying amount, including goodwill. If this test indicates the fair value is less than the carrying value, then step two is required to compare the implied fair value of the reporting unit’s goodwill utilizing a hypothetical purchase price allocation with the carrying value of the reporting unit’s goodwill. The Company performed its last annual goodwill evaluation during the fourth quarter of 2016. No impairment was indicated by this evaluation. The next annual goodwill evaluation will be performed during the fourth quarter of 2017, or sooner if the Company identifies certain indicators of impairment.

While no impairment was indicated by the fourth quarter of 2016 evaluation, the reduction in the Company’s fair value and the resulting goodwill impairment charge recorded during 2016 reduced the excess of fair value calculated in the step two analysis over the carrying value of the Company’s hospital operations reporting unit to an amount less than 1% of the Company’s carrying value. This minimal amount in the excess fair value over carrying value of the hospital operations reporting unit increases the risk that future declines in fair value could result in goodwill impairment. The determination of fair value in step one of the Company’s goodwill

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

impairment analysis is based on an estimate of fair value for each reporting unit utilizing known and estimated inputs at the evaluation date. Some of those inputs include, but are not limited to, the most recent price of the Company’s common stock or fair value of long-term debt, estimates of future revenue and expense growth, estimated market multiples expected capital expenditures, income tax rates, and costs of invested capital. Future estimates of fair value could be adversely affected if the actual outcome of one or more of these assumptions changes materially in the future, including further decline in the Company’s stock price or fair value of long-term debt, lower than expected hospital volumes, or increased operating costs. Such changes impacting the calculation of fair value could result in a material impairment charge in the future.

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

During the three months ended June 30, 2016, the Company identified certain indicators of impairment requiring an interim goodwill impairment evaluation. Those indicators were primarily the decline in the Company’s market capitalization and fair value of long-term debt during the three months ended June 30, 2016, as well as a decrease in the estimated future earnings of the Company compared to the Company’s most recent annual evaluation. The Company performed an estimated calculation of fair value in step one of the impairment test at June 30, 2016, which indicated that the carrying value of its hospital operations reporting unit exceeded its fair value. An initial step two calculation was performed to determine the implied value of goodwill in a hypothetical purchase price allocation. The Company recorded an estimated non-cash impairment charge of $1.4 billion to goodwill at June 30, 2016 based on these analyses, and adjusted the estimated impairment charge based on the final step two valuation of $1.395 billion at September 30, 2016. The decrease in the goodwill impairment as of September 30, 2016, from the original estimate as of June 30, 2016, was primarily due to lower estimated fair values of the individual hospital property and equipment assets as compared to the assumptions used in the June 30, 2016 estimate, resulting in a higher implied goodwill amount when applied to a hypothetical purchase price allocation as required in the step two analysis. This impairment charge taken during 2016 represents the cumulative amount of impairment recorded historically on the Company’s goodwill.

The determination of fair value of the Company’s hospital operations reporting unit represents a Level 3 fair value measurement in the fair value hierarchy due to its use of internal projections and unobservable measurement inputs.

These impairment charges do not have an impact on the calculation of the Company’s financial covenants under the Company’s Credit Facility.

Intangible Assets

Approximately $10 million of intangible assets other than goodwill were acquired during the year ended December 31, 2016, primarily related to the preliminary fair value of the tradename intangible asset associated with the La Porte and Starke acquisitions. The gross carrying amount of the Company’s other intangible assets subject to amortization was $41 million and $82 million at December 31, 2016 and December 31, 2015, respectively, and the net carrying amount was $14 million and $31 million at December 31, 2016 and December 31, 2015, respectively. The carrying amount of the Company’s other intangible assets not subject to amortization was $86 million and $121 million at December 31, 2016 and December 31, 2015, respectively. Other intangible assets are included in other assets, net on the Company’s consolidated balance sheets.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Substantially all of the Company’s intangible assets are contract-based intangible assets related to operating licenses, management contracts, or non-compete agreements entered into in connection with prior acquisitions.

The weighted-average remaining amortization period for the intangible assets subject to amortization is approximately six years. There are no expected residual values related to these intangible assets. Amortization expense on these intangible assets was $14 million, $15 million and $13 million during the years ended December 31, 2016, 2015 and 2014, respectively. Amortization expense on intangible assets is estimated to be $4 million in 2017, $3 million in 2018, $1 million in 2019, $1 million in 2020, $1 million in 2021 and $4 million thereafter.

The gross carrying amount of capitalized software for internal use was approximately $1.3 billion and $1.5 billion at December 31, 2016 and December 31, 2015, respectively, and the net carrying amount was approximately $574 million and $771 million at December 31, 2016 and December 31, 2015, respectively. The estimated amortization period for capitalized internal-use software is generally three years, except for capitalized costs related to significant system conversions, which is generally eight to ten years. There is no expected residual value for capitalized internal-use software. At December 31, 2016, there was approximately $33 million of capitalized costs for internal-use software that is currently in the development stage and will begin amortization once the software project is complete and ready for its intended use. Amortization expense on capitalized internal-use software was $201 million, $212 million and $260 million during the years ended December 31, 2016, 2015 and 2014, respectively. Amortization expense on capitalized internal-use software is estimated to be $176 million in 2017, $125 million in 2018, $83 million in 2019, $60 million in 2020, $48 million in 2021 and $82 million thereafter.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6.  INCOME TAXES

The (benefit from) provision for income taxes for (loss) income from continuing operations consists of the following (in millions):

	Year Ended December 31,
	2016	2015	2014
Current:
Federal	$5	$7	$(29)
State	7	7	3

	12	14	(26)
Deferred:
Federal	(88)	103	106
State	(28)	(1)	2

	(116)	102	108

Total (benefit from) provision for income taxes for (loss) income from continuing operations	$(104)	$116	$82

The following table reconciles the differences between the statutory federal income tax rate and the effective tax rate (dollars in millions):

	Year Ended December 31,
	2016		2015		2014
	Amount	%	Amount	%	Amount	%
Provision for income taxes at statutory federal rate	$(600)	35.0%	$144	35.0%	$120	35.0%
State income taxes, net of federal income tax benefit	(1)	0.1	13	3.3	11	3.2
Release of unrecognized tax benefit	-	-	-	-	(9)	(2.6)
Net income attributable to noncontrolling interests	(33)	1.9	(35)	(8.6)	(39)	(11.5)
Change in valuation allowance	(1)	0.1	(2)	(0.4)	-	-
Federal and state tax credits	(6)	0.3	(5)	(1.2)	(4)	(1.2)
Nondeductible transaction costs	3	(0.2)	-	-	3	0.9
Nondeductible goodwill	536	(31.2)	-	-	-	-
Other	(2)	0.1	1	0.3	-	-

(Benefit from) provision for income taxes and effective tax rate for (loss) income from continuing operations	$(104)	6.1%	$116	28.4%	$82	23.8%

The Company’s effective tax rates were 6.1%, 28.4% and 23.8% for the years ended December 31, 2016, 2015 and 2014, respectively. Including the net income attributable to noncontrolling interests, which is not tax effected in the consolidated statement of (loss) income, the effective tax rate for the years ended December 31, 2016, 2015 and 2014 would have been 5.7%, 37.6% and 35.5% respectively. This decrease in the Company’s effective tax rate for the year ended December 31, 2016, when compared to the year ended December 31, 2015, was primarily due to the non-deductible nature of goodwill written off for impairment and divestitures, as well as the non-deductible nature of certain costs incurred to complete the spin-off of QHC.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Deferred income taxes are based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities under the provisions of the enacted tax laws. Deferred income taxes as of December 31, 2016 and 2015 consist of (in millions):

	December 31,
	2016		2015
	Assets	Liabilities	Assets	Liabilities
Net operating loss and credit carryforwards	$412	$-	$609	$-
Property and equipment	-	583	-	836
Self-insurance liabilities	130	-	149	-
Prepaid expenses	-	61	-	62
Intangibles	-	238	-	353
Investments in unconsolidated affiliates	-	81	-	133
Other liabilities	-	22	-	16
Long-term debt and interest	-	12	-	20
Accounts receivable	70	-	21	-
Accrued vacation	56	-	66	-
Other comprehensive income	38	-	45	-
Stock-based compensation	23	-	31	-
Deferred compensation	132	-	125	-
Other	125	-	117	-

	986	997	1,163	1,420
Valuation allowance	(385)	-	(336)	-

Total deferred income taxes	$601	$997	$827	$1,420

The Company believes that the net deferred tax assets will ultimately be realized, except as noted below. Its conclusion is based on its estimate of future taxable income and the expected timing of temporary difference reversals. The Company has state net operating loss carryforwards of approximately $5.5 billion, which expire from 2017 to 2036. The Company also has unrecognized deferred tax assets primarily related to interest expense that are included in other comprehensive income. If recognized, additional state net operating losses will be created which the Company does not expect to be able to utilize prior to the expiration of the carryforward period. A valuation allowance of approximately $4 million has been recognized for those items. With respect to the deferred tax liability pertaining to intangibles, as included above, goodwill purchased in connection with certain of the Company’s business acquisitions is amortizable for income tax reporting purposes. However, for financial reporting purposes, there is no corresponding amortization allowed with respect to such purchased goodwill.

The valuation allowance increased by $49 million and $56 million during the years ended December 31, 2016 and 2015, respectively. In addition to amounts previously discussed, the change in valuation allowance relates to a redetermination of the amount of, and realizability of, net operating losses and credits in certain income tax jurisdictions.

The total amount of unrecognized benefit that would affect the effective tax rate, if recognized, was approximately $9 million as of December 31, 2016. A total of approximately $3 million of interest and penalties is included in the amount of the liability for uncertain tax positions at December 31, 2016. It is the Company’s policy to recognize interest and penalties related to unrecognized benefits in its consolidated statements of (loss) income as income tax expense.

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

The following is a tabular reconciliation of the total amount of unrecognized tax benefit for the years ended December 31, 2016, 2015 and 2014 (in millions):

	Year Ended December 31,
	2016	2015	2014
Unrecognized tax benefit, beginning of year	$15	$16	$-
Gross increases — assumed liability of acquired entity	-	-	26
Gross increases — tax positions in current period	4	-	-
Reductions — tax positions in prior period	-	-	(8)
Lapse of statute of limitations	(1)	(1)	(1)
Settlements	-	-	(1)

Unrecognized tax benefit, end of year	$18	$15	$16

The Company, or one of its subsidiaries, files income tax returns in the United States federal jurisdiction and various state jurisdictions. The Company has extended the federal statute of limitations through March 31, 2017 for Triad Hospitals, Inc. for the tax periods ended December 31, 1999, December 31, 2000, April 30, 2001, June 30, 2001, December 31, 2001, December 31, 2002, December 31, 2003, December 31, 2004, December 31, 2005, December 31, 2006 and July 25, 2007. With few exceptions, the Company is no longer subject to state income tax examinations for years prior to 2012. The Company’s federal income tax returns for the 2009 and 2010 tax years are currently under examination by the Internal Revenue Service. The Company believes the results of these examinations will not be material to its consolidated results of operations or consolidated financial position. The Company has extended the federal statute of limitations through January 31, 2018 for Community Health Systems, Inc. for the tax periods ended December 31, 2007, 2008, 2009 and 2010, and through December 31, 2017 for the tax periods ended December 31, 2011 and 2012.

Cash paid for income taxes, net of refunds received, resulted in a net cash refund of $16 million and $180 million during the years ended December 31, 2016 and 2014, respectively, and net cash paid of $12 million during the year ended December 31, 2015.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7.  LONG-TERM DEBT

Long-term debt, net of debt issuance costs and discounts or premiums, consists of the following (in millions):

	December 31,
	2016	2015
Credit Facility:
Term A Loan	$745	$844
Term F Loan	1,435	1,671
Term G Loan	1,510	1,568
Term H Loan	2,776	2,884
Revolving credit loans	(10)	147
8% Senior Notes due 2019	1,920	1,992
7 1⁄8% Senior Notes due 2020	1,189	1,186
5 1⁄8% Senior Secured Notes due 2018	698	1,587
5 1⁄8% Senior Secured Notes due 2021	972	967
6 7⁄8% Senior Notes due 2022	2,932	2,921
Receivables Facility	675	699
Capital lease obligations	328	227
Other	74	92

Total debt	15,244	16,785
Less current maturities	(455)	(229)

Total long-term debt	$14,789	$16,556

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

On March 9, 2015, CHS entered into Amendment No. 1 and Incremental Term Loan Assumption Agreement to refinance the existing Term E Loans due 2017 into Term F Loans due 2018, in an original aggregated principal amount of $1.7 billion (the “Term F Facility”). On May 18, 2015, CHS entered into an Incremental Term Loan Assumption Agreement to provide for a new $1.6 billion incremental Term G facility due 2019 (the “Term G

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Facility”) and a new approximately $2.9 billion incremental Term H facility due 2021 (the “Term H Facility”). The proceeds of the Term G Facility and Term H Facility were used to repay the Company’s existing Term D Facility in full. Pursuant to a special distribution paid by QHC to the Company as part of the series of transactions to complete the spin-off, the Company received approximately $1.2 billion in cash generated from the net proceeds of certain financing arrangements entered into by QHC as part of the separation. On April 29, 2016, using part of the cash generated from the QHC spin-off, the Company repaid approximately $190 million of its Term F Facility. On December 30, 2016, using the cash generated from the sale of a majority ownership in the Company’s home care division and from the completion of the sale-lease back transaction for ten of the Company’s owned medical office buildings, the Company repaid approximately $48 million of the Term F Facility, approximately $26 million of the Term A Facility, approximately $52 million of the Term G Facility and $96 million of the Term H Facility.

On December 5, 2016, CHS entered into Amendment No. 2 to the Credit Facility (“Amendment No. 2”) to adjust upward the maximum leverage ratios and adjust downward the minimum interest coverage ratio the Company is required to comply with each fiscal quarter under the financial maintenance covenants in the Credit Facility. In connection with the amendment, the Company agreed to certain other additional undertakings for the benefit of the lenders under the Revolving Facility and the Term A Facility.

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

Under the Term A Facility, CHS is required to make amortization payments in aggregate amounts equal to 15% of the original principal amount of the Term A Facility in 2017 and 45% of the original principal amount of the Term A Facility in 2018. Under the Term F Facility, the Term G Facility and the Term H Facility, CHS is required to make amortization payments in aggregate amounts equal to 1% of the original principal amount of the Term F Facility, the Term G Facility, or the Term H Facility, as applicable, each year.

The term loan facility must be prepaid in an amount equal to (1) 100% of the net cash proceeds of certain asset sales and dispositions by the Company and its subsidiaries, subject to certain exceptions and reinvestment rights (provided that, in connection with Amendment No. 2, CHS agreed with the lenders under the Revolving Facility and the Term A Facility not to exercise such reinvestment rights prior to January 1, 2018), (2) 100% of the net cash proceeds of issuances of certain debt obligations or receivables-based financing by the Company and its subsidiaries, subject to certain exceptions, and (3) 50%, subject to reduction to a lower percentage based on the Company’s leverage ratio (as defined in the Credit Facility generally as the ratio of total debt on the date of determination to the Company’s EBITDA, as defined, for the four quarters most recently ended prior to such date), of excess cash flow (as defined) for any year, subject to certain exceptions. Voluntary prepayments and commitment reductions are permitted in whole or in part, without any premium or penalty, subject to minimum prepayment or reduction requirements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The borrower under the Credit Facility is CHS. All of the obligations under the Credit Facility are unconditionally guaranteed by the Company and certain of its existing and subsequently acquired or organized domestic subsidiaries. All obligations under the Credit Facility and the related guarantees are secured by a perfected first priority lien or security interest in substantially all of the assets of the Company, CHS and each subsidiary guarantor, including equity interests held by the Company, CHS or any subsidiary guarantor, but excluding, among others, the equity interests of non-significant subsidiaries, syndication subsidiaries, securitization subsidiaries and joint venture subsidiaries. Such assets constitute substantially the same assets, subject to certain exceptions, that secure CHS’ obligations under the 2018 Senior Secured Notes (as defined below) and the 2021 Senior Secured Notes (as defined below).

CHS has agreed to pay letter of credit fees equal to the applicable percentage then in effect with respect to LIBOR borrowings under the Revolving Facility times the maximum aggregate amount available to be drawn under all letters of credit outstanding under the subfacility for letters of credit. The issuer of any letter of credit issued under the subfacility for letters of credit will also receive a customary fronting fee and other customary processing charges. CHS is obligated to pay commitment fees of 0.50% per annum (subject to adjustment based upon the Company’s leverage ratio) on the unused portion of the Revolving Facility.

The Credit Facility contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the Company’s and its subsidiaries’ ability, subject to certain exceptions, to, among other things (1) declare dividends, make distributions or redeem or repurchase capital stock, (2) prepay, redeem or repurchase other debt, (3) incur liens or grant negative pledges, (4) make loans and investments and enter into acquisitions and joint ventures, (5) incur additional indebtedness or provide certain guarantees, (6) make capital expenditures, (7) engage in mergers, acquisitions and asset sales, (8) conduct transactions with affiliates, (9) alter the nature of the Company’s businesses, (10) grant certain guarantees with respect to physician practices, (11) engage in sale and leaseback transactions or (12) change the Company’s fiscal year. The Company is also required to comply with specified financial covenants (consisting of a maximum secured net leverage ratio and an interest coverage ratio) and various affirmative covenants. Under the Credit Facility, the secured net leverage ratio is calculated as the ratio of total secured debt, less unrestricted cash and cash equivalents, to consolidated EBITDA, as defined in the Credit Facility, and the interest coverage ratio is the ratio of consolidated EBITDA, as defined in the Credit Facility, to consolidated interest expense for the period. The calculation of consolidated EBITDA as defined in the Credit Facility is a trailing 12-month calculation that begins with net income attributable to the Company, with certain pro forma adjustments to consider the impact of material acquisitions or divestitures, and adjustments for interest, taxes, depreciation and amortization, net income attributable to noncontrolling interests, stock compensation expense, restructuring costs, and the financial impact of other non-cash or non-recurring items recorded during any such 12-month period. For the 12-month period ended December 31, 2016, the secured net leverage ratio financial covenant in the Credit Facility limited the ratio of secured debt to EBITDA, as defined, to less than or equal to 4.50 to 1.00, which will decrease to 4.00 to 1.00 on January 1, 2018. For the 12-month period ended December 31, 2016, the interest coverage ratio financial covenant in the Credit Facility required the ratio of consolidated EBITDA, as defined, to consolidated interest expense to be greater than or equal to 2.00 to 1.00, which will increase to 2.25 to 1.00 on January 1, 2018. The Company was in compliance with all such covenants at December 31, 2016, with a secured net leverage ratio of approximately 3.96 to 1.00 and an interest coverage ratio of approximately 2.43 to 1.00.

Events of default under the Credit Facility include, but are not limited to, (1) CHS’ failure to pay principal, interest, fees or other amounts under the credit agreement when due (taking into account any applicable grace period), (2) any representation or warranty proving to have been materially incorrect when made, (3) covenant defaults subject, with respect to certain covenants, to an available cure through the issuance of qualified equity for a period of 60 days after the end of the first three quarters and 100 days after a year end, (4) bankruptcy and insolvency events, (5) a cross default to certain other debt, (6) certain undischarged judgments (not paid within

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

an applicable grace period), (7) a change of control (as defined), (8) certain ERISA-related defaults and (9) the invalidity or impairment of specified security interests, guarantees or subordination provisions in favor of the administrative agent or lenders under the Credit Facility.

As of December 31, 2016, the availability for additional borrowings under the Credit Facility, subject to certain limitations as set forth in the Credit Facility, was approximately $1.0 billion pursuant to the Revolving Facility, of which $55 million is in the form of outstanding letters of credit. CHS has the ability to amend the Credit Facility to provide for one or more tranches of term loans or increases in the Revolving Facility in an aggregate principal amount of up to $1.5 billion, only $750 million of which is effectively available because of the Company’s additional undertakings in connection with Amendment No. 2. As of December 31, 2016, the weighted-average interest rate under the Credit Facility, excluding swaps, was 5.0%.

As of December 31, 2016, the term loans and outstanding revolving credit loans are scheduled to be paid with principal payments for future years as follows (in millions):

Year	Amount
2017	$149
2018	1,895
2019	1,678
2020	29
2021	2,782
Thereafter	-

Total maturities	6,533
Less: Deferred debt issuance costs	(77)

Total term loans and outstanding revolving credit loans	$6,456

As of December 31, 2016, the Company had letters of credit issued, primarily in support of potential insurance-related claims and certain bonds, of approximately $55 million.

8% Senior Notes due 2019

On November 22, 2011, CHS completed an offering of $1.0 billion aggregate principal amount of 8% Senior Notes due 2019 (the “8% Senior Notes”), which were issued in a private placement. The net proceeds from this issuance, together with available cash on hand, were used to finance the purchase of up to $1.0 billion aggregate principal amount of CHS’ then outstanding 8 7⁄8% Senior Notes due 2015 and related fees and expenses. On March 21, 2012, CHS completed an offering of an additional $1.0 billion aggregate principal amount of 8% Senior Notes, which were issued in a private placement (at a premium of 102.5%). The net proceeds from this issuance were used to finance the purchase of approximately $850 million aggregate principal amount of CHS’ then outstanding 8 7⁄8% Senior Notes due 2015, to pay related fees and expenses and for general corporate purposes. The 8% Senior Notes bear interest at 8% per annum, payable semiannually in arrears on May 15 and November 15, commencing May 15, 2012. Interest on the 8% Senior Notes accrues from the date of original issuance. Interest is calculated on the basis of a 360-day year comprised of twelve 30-day months.

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

Period	Redemption Price
November 15, 2016 to November 14, 2017	102.000%
November 15, 2017 to November 14, 2019	100.000%

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

During the year ended December 31, 2016, the Company repurchased approximately $75 million of aggregate principal amount outstanding of the 8% Senior Notes in open market transactions.

7 1⁄8% Senior Notes due 2020

On July 18, 2012, CHS completed an underwritten public offering under its automatic shelf registration statement filed with the SEC of $1.2 billion aggregate principal amount of 7 1⁄8% Senior Notes due 2020 (the “7 1⁄8% Senior Notes”). The net proceeds from this issuance were used to finance the purchase or redemption of $934 million aggregate principal amount of CHS’ then outstanding 8 7⁄8% Senior Notes due 2015, to pay for consents delivered in connection with a related tender offer, to pay related fees and expenses, and for general corporate purposes. The 7 1⁄8% Senior Notes bear interest at 7.125% per annum, payable semiannually in arrears on July 15 and January 15, commencing January 15, 2013. Interest on the 7 1⁄8% Senior Notes accrues from the date of original issuance. Interest is calculated on the basis of a 360-day year comprised of twelve 30-day months.

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

5 1⁄8% Senior Secured Notes due 2018

On August 17, 2012, CHS completed an underwritten public offering under its automatic shelf registration statement filed with the SEC of $1.6 billion aggregate principal amount of 5 1⁄8% Senior Secured Notes due 2018 (the “2018 Senior Secured Notes”). The net proceeds from this issuance, together with available cash on hand, were used to finance the prepayment of $1.6 billion of the then outstanding term loans due 2014 under the Credit

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Facility and related fees and expenses. The 2018 Senior Secured Notes bear interest at 5.125% per annum, payable semiannually in arrears on August 15 and February 15, commencing February 15, 2013. Interest on the 2018 Senior Secured Notes accrues from the date of original issuance. Interest is calculated on the basis of a 360-day year comprised of twelve 30-day months. The 2018 Senior Secured Notes are secured by a first-priority lien subject to a shared lien of equal priority with certain other obligations, including obligations under the Credit Facility, and subject to prior ranking liens permitted by the indenture governing the 2018 Senior Secured Notes on substantially the same assets, subject to certain exceptions, that secure CHS’ obligations under the Credit Facility.

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

Period	Redemption Price
August 15, 2016 to August 14, 2017	101.281%
August 15, 2017 to August 14, 2018	100.000%

On May 16, 2016, using part of the cash generated from the QHC spin-off, the Company completed a cash tender offer for $900 million aggregate principal amount outstanding of the 2018 Senior Secured Notes.

5 1⁄8% Senior Secured Notes due 2021

On January 27, 2014, CHS issued $1.0 billion aggregate principal amount of 5 1⁄8% Senior Secured Notes due 2021 (the “2021 Senior Secured Notes”) in connection with the HMA merger, which were issued in a private placement. The net proceeds from this issuance were used to finance the HMA merger. The 2021 Senior Secured Notes bear interest at 5.125% per annum, payable semiannually in arrears on February 1 and August 1, commencing August 1, 2014. Interest on the 2021 Senior Secured Notes accrues from the date of original issuance. Interest is calculated on the basis of a 360-day year comprised of twelve 30-day months. The 2021 Senior Secured Notes are secured by a first-priority lien, subject to a shared lien of equal priority with certain other obligations, including obligations under the Credit Facility and the 2018 Senior Secured Notes, and subject to prior ranking liens permitted by the indenture governing the 2021 Senior Secured Notes, on substantially the same assets, subject to certain exceptions, that secure CHS’ obligations under the Credit Facility and the 2018 Senior Secured Notes.

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

Prior to February 1, 2018, CHS may redeem some or all of the 6 7⁄8% Senior Notes at a redemption price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest, if any, plus a “make-whole” premium, as described in the indenture governing the 6 7⁄8% Senior Notes. After February 1, 2018, CHS is entitled, at its option, to redeem all or a portion of the 6 7⁄8% Senior Notes upon not less than 30 nor more than 60 days’ notice, at the following redemption prices (expressed as a percentage of principal amount on the redemption date), plus accrued and unpaid interest, if any, to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date), if redeemed during the periods set forth below:

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

Receivables Facility

On March 21, 2012, through certain of its subsidiaries, CHS entered into an accounts receivable loan agreement (the “Receivables Facility”) with a group of lenders and banks, Credit Agricolé Corporate and Investment Bank, as a managing agent and as the administrative agent, and The Bank of Nova Scotia, as a managing agent. On March 7, 2013, CHS and certain of its subsidiaries amended the Receivables Facility to add an additional managing agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd., to increase the size of the facility from $300 million to $500 million and to extend the scheduled termination date. Additional subsidiaries also agreed to participate in the Receivables Facility as of that date. On March 31, 2014, CHS and certain of its subsidiaries amended the Receivables Facility to increase the size of the facility from $500 million to $700 million and to extend the scheduled termination date. Additional subsidiaries also agreed to participate in the Receivables Facility as of that date. On November 13, 2015, CHS and certain of its subsidiaries amended the Receivables Facility to extend the scheduled termination date and amend certain other provisions thereof. On November 18, 2016, CHS and certain of its subsidiaries amended the Receivables Facility to extend the scheduled termination date in respect of a $450 million portion of the commitments thereunder and amend certain other provisions

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

thereof. The existing and future non-self pay patient-related accounts receivable (the “Receivables”) for certain affiliated hospitals serve as collateral for the outstanding borrowings under the Receivables Facility. The interest rate on the borrowings is based on the commercial paper rate plus an applicable interest rate spread. Unless earlier terminated or subsequently extended pursuant to its terms, the Receivables Facility will expire on November 13, 2018 in respect of a $450 million portion of the commitments thereunder and November 13, 2017 in respect of the remaining $250 million of commitments thereunder, subject to customary termination events that could cause an early termination date. CHS maintains effective control over the Receivables because, pursuant to the terms of the Receivables Facility, the Receivables are sold from certain of CHS’ subsidiaries to CHS, and CHS then sells or contributes the Receivables to a special-purpose entity that is wholly-owned by CHS. The wholly-owned special-purpose entity in turn grants security interests in the Receivables in exchange for borrowings obtained from the group of third-party lenders and banks of up to $700 million outstanding from time to time based on the availability of eligible Receivables and other customary factors. The wholly-owned special-purpose entity is not a subsidiary guarantor under the Credit Facility or CHS’ outstanding notes. The group of third-party lenders and banks do not have recourse to CHS or its subsidiaries beyond the assets of the wholly-owned special-purpose entity that collateralizes the loan. The Receivables and other assets of the wholly-owned special-purpose entity will be available first and foremost to satisfy the claims of the creditors of such entity. The outstanding borrowings pursuant to the Receivables Facility at December 31, 2016 totaled $677 million with approximately $435 million classified as long-term debt on the consolidated balance sheet. At December 31, 2016, the carrying amount of Receivables included in the Receivables Facility totaled approximately $1.7 billion and is included in patient accounts receivable on the consolidated balance sheet.

Loss from Early Extinguishment of Debt

The financing and repayment transactions discussed above resulted in a loss from the early extinguishment of debt of $30 million, $16 million and $73 million for the years ended December 31, 2016, 2015 and 2014, respectively, and an after-tax loss of $19 million, $10 million and $45 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Other Debt

As of December 31, 2016, other debt consisted primarily of the mortgage obligation on the Company’s corporate headquarters and other obligations maturing in various installments through 2021.

To limit the effect of changes in interest rates on a portion of the Company’s long-term borrowings, the Company is a party to 10 separate interest swap agreements in effect at December 31, 2016, with an aggregate notional amount for currently effective swaps of $2.6 billion. On each of these swaps, the Company receives a variable rate of interest based on the three-month LIBOR in exchange for the payment of a fixed rate of interest. The Company currently pays, on a quarterly basis, interest on the Revolving Facility and the Term A Facility at a rate per annum equal to LIBOR plus 2.75%. Loans in respect of the Term F Facility accrue interest at a rate per annum equal to LIBOR plus 3.25%. The Term G Loan and Term H Loan accrue interest at a rate per annum equal to LIBOR plus 2.75% and 3.00%, in the case of LIBOR borrowings, respectively, and Alternate Base Rate plus 1.75% and 2.00%, respectively, in the case of Alternate Base Rate Borrowings. The Term G Loan and the Term H Loan are subject to a 1.00% LIBOR floor and a 2.00% Alternate Base Rate floor. See Note 8 for additional information regarding these swaps.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2016, the scheduled maturities of long-term debt outstanding, including capital lease obligations for each of the next five years and thereafter are as follows (in millions):

Year	Amount
2017	$455
2018	3,054
2019	3,641
2020	1,240
2021	3,790
Thereafter	3,257

Total maturities	15,437
Less: Deferred debt issuance costs	(204)
Plus unamortized note premium	11

Total long-term debt	$15,244

The Company paid interest of $930 million, $925 million and $831 million on borrowings during the years ended December 31, 2016, 2015 and 2014, respectively.

8.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments has been estimated by the Company using available market information as of December 31, 2016 and December 31, 2015, and valuation methodologies considered appropriate. The estimates presented in the table below are not necessarily indicative of amounts the Company could realize in a current market exchange (in millions):

	December 31, 2016		December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$238	$238	$184	$184
Available-for-sale securities	299	299	271	271
Trading securities	80	80	61	61
Liabilities:
Contingent Value Right	1	1	2	2
Credit Facility	6,456	6,370	7,114	7,115
8% Senior Notes	1,920	1,615	1,992	2,018
7 1⁄8% Senior Notes	1,189	917	1,186	1,193
5 1⁄8% Senior Secured Notes due 2018	698	690	1,587	1,610
5 1⁄8% Senior Secured Notes due 2021	972	930	967	997
6 7⁄8% Senior Notes	2,932	2,102	2,921	2,858
Receivables Facility and other debt	749	749	791	791

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

5 1⁄8% Senior Secured Notes due 2018.  Estimated fair value is based on the closing market price for these notes.

5 1⁄8% Senior Secured Notes due 2021.  Estimated fair value is based on the closing market price for these notes.

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

The Company assesses the effectiveness of its hedge instruments on a quarterly basis. For the years ended December 31, 2016 and 2015, the Company completed an assessment of the cash flow hedge instruments and determined the hedges to be highly effective. The Company has also determined that the ineffective portion of the hedges do not have a material effect on the Company’s consolidated financial position, operations or cash flows. The counterparties to the interest rate swap agreements expose the Company to credit risk in the event of nonperformance. However, at December 31, 2016, all of the swap agreements entered into by the Company were in a net liability position such that the Company would be required to make the net settlement payments to the counterparties; the Company does not anticipate nonperformance by those counterparties. The Company does not hold or issue derivative financial instruments for trading purposes.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Interest rate swaps consisted of the following at December 31, 2016:

Swap #	Notional Amount (in millions)	Fixed Interest Rate	Termination Date	Fair Value (in millions)
1	$200	2.055%	July 25, 2019	$3
2	200	2.059%	July 25, 2019	2
3	400	1.882%	August 30, 2019	3
4	200	2.515%	August 30, 2019	5
5	200	2.613%	August 30, 2019	5
6	300	2.041%	August 30, 2020	2
7	300	2.738%	August 30, 2020	9
8	300	2.892%	August 30, 2020	11
9	300	2.363%	January 27, 2021	5
10	200	2.368%	January 27, 2021	4

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

Assuming no change in December 31, 2016 interest rates, approximately $35 million of interest expense resulting from the spread between the fixed and floating rates defined in each interest rate swap agreement will be recognized during the next 12 months. If interest rate swaps do not remain highly effective as a cash flow hedge, the derivatives’ gains or losses resulting from the change in fair value reported through OCI will be reclassified into earnings.

The following tabular disclosure provides the amount of pre-tax loss recognized as a component of OCI during the years ended December 31, 2016, 2015 and 2014 (in millions):

	Amount of Pre-Tax Loss Recognized in OCI (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Year Ended December 31,
	2016	2015	2014
Interest rate swaps	$(27)	$(51)	$(41)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tabular disclosure provides the location of the effective portion of the pre-tax loss reclassified from accumulated other comprehensive loss (“AOCL”) into interest expense on the consolidated statements of (loss) income during the years ended December 31, 2016, 2015 and 2014 (in millions):

Location of Loss Reclassified from AOCL into Income (Effective Portion)	Amount of Pre-Tax Loss Reclassified from AOCL into Income (Effective Portion)
	Year Ended December 31,
	2016	2015	2014
Interest expense, net	$54	$42	$61

The fair values of derivative instruments in the consolidated balance sheets as of December 31, 2016 and December 31, 2015 were as follows (in millions):

	Asset Derivatives				Liability Derivatives
	December 31, 2016		December 31, 2015		December 31, 2016		December 31, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments	Other assets, net	$-	Other assets, net	$-	Other long- term liabilities	$49	Other long- term liabilities	$76

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

In instances where the determination of the fair value hierarchy measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment of factors specific to the asset or liability. Transfers between levels within the fair value hierarchy are recognized by the Company on the date of the change in circumstances that requires such transfer. There were no transfers between levels during the years ending December 31, 2016 or December 31, 2015.

The following table sets forth, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as of December 31, 2016 and December 31, 2015 (in millions):

	December 31, 2016	Level 1	Level 2	Level 3
Available-for-sale securities	$299	$163	$136	$-
Trading securities	80	80	-	-

Total assets	$379	$243	$136	$-

Contingent Value Right (CVR)	$1	$1	$-	$-
CVR-related liability	252	-	-	252
Fair value of interest rate swap agreements	49	-	49	-

Total liabilities	$302	$1	$49	$252

	December 31, 2015	Level 1	Level 2	Level 3
Available-for-sale securities	$271	$155	$116	$-
Trading securities	61	61	-	-

Total assets	$332	$216	$116	$-

Contingent Value Right (CVR)	$2	$2	$-	$-
CVR-related liability	261	-	-	261
Fair value of interest rate swap agreements	76	-	76	-

Total liabilities	$339	$2	$76	$261

Available-for-sale securities and trading securities classified as Level 1 are measured using quoted market prices. Level 2 available-for-sale securities primarily consisted of bonds and notes issued by the United States government and its agencies and domestic and foreign corporations. The estimated fair values of these securities are determined using various valuation techniques, including a multi-dimensional relational model that incorporates standard observable inputs and assumptions such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids/offers and other pertinent reference data.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Available-for-sale Securities

Supplemental information regarding the Company’s available-for-sale securities (all of which had no withdrawal restrictions) is set forth in the table below (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
As of December 31, 2016:
Debt securities and debt-based mutual funds
Government and corporate	$232	$-	$(9)	$223
Equity securities and equity-based mutual funds
Domestic	67	3	-	70
International	6	-	-	6

Totals	$305	$3	$(9)	$299

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
As of December 31, 2015:
Debt securities and debt-based mutual funds
Government and corporate	$161	$1	$(6)	$156
Equity securities and equity-based mutual funds
Domestic	79	15	(1)	93
International	21	1	-	22

Totals	$261	$17	$(7)	$271

As of December 31, 2016 and 2015, investments with aggregate estimated fair values of approximately $232 million (226 investments) and $119 million (329 investments), respectively, generated the gross unrealized losses disclosed in the above table. At each reporting date, the Company performs an evaluation of impaired securities to determine if the unrealized losses are other-than-temporary. This evaluation considers a number of factors including, but not limited to, the length of time and extent to which the fair value has been less than cost, and management’s ability and intent to hold the securities until fair value recovers. Based on the results of this evaluation, management concluded that as of December 31, 2016, there are approximately $2 million of other-than-temporary losses related to available-for-sale securities. The recent declines in value of the remaining securities and/or length of time they have been below cost, as well as the Company’s ability and intent to hold the securities for a reasonable period of time sufficient for a projected recovery of fair value, have caused management to conclude that the remaining securities, that have generated gross unrealized losses, were not other-than-temporarily impaired. Management will continue to monitor and evaluate the recoverability of the Company’s available-for-sale securities.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The contractual maturities of debt-based securities held by the Company as of December 31, 2016 and 2015, excluding mutual fund holdings, are set forth in the table below (in millions). Expected maturities will differ from contractual maturities because the issuers of the debt securities may have the right to prepay their obligations without prepayment penalties.

	December 31, 2016		December 31, 2015
	Amortized Cost	Estimated Fair Values	Amortized Cost	Estimated Fair Values
Within 1 year	$2	$2	$1	$1
After 1 year and through year 5	40	40	12	12
After 5 years and through year 10	42	40	11	11
After 10 years	57	54	22	22

Gross realized gains and losses on sales of available-for-sale securities and other investment income, which includes interest and dividends, are summarized in the table below (in millions):

	Year Ended December 31,
	2016	2015	2014
Realized gains	$28	$8	$13
Realized losses	(6)	(6)	(3)
Investment income	7	8	8

Contingent Value Right (CVR)

The CVR represents the estimate of the fair value for the contingent consideration paid to HMA shareholders as part of the HMA merger. The CVR is listed on the NASDAQ and the valuation at December 31, 2016 is based on the quoted trading price for the CVR on the last day of the period. Changes in the estimated fair value of the CVR are recorded through the consolidated statements of (loss) income.

CVR-related Liability

The CVR-related legal liability represents the Company’s estimate of fair value at December 31, 2016 of the liability associated with the legal matters assumed in the HMA merger, which are included in accrued liabilities in the accompanying consolidated balance sheet. This liability did not include those matters previously accrued by HMA as a probable contingency, which were settled and paid during the year ended December 31, 2015. To develop the estimate of fair value, the Company engaged an independent third-party valuation firm to measure the liability. The valuation was made utilizing the Company’s estimates of future outcomes for each legal case and simulating future outcomes based on the timing, probability and distribution of several scenarios using a Monte Carlo simulation model. Other inputs were then utilized for discounting the liability to the measurement date. The HMA legal matters underlying this fair value estimate were evaluated by management to determine the likelihood and impact of each of the potential outcomes. Using that information, as well as the potential correlation and variability associated with each case, a fair value was determined for the estimated future cash outflows to conclude or settle the HMA legal matters included in the analysis, excluding legal fees (which are expensed as incurred). Because of the unobservable nature of the majority of the inputs used to value the liability, the Company has classified the fair value measurement as a Level 3 measurement in the fair value hierarchy.

The fair value of the CVR-related legal liability will be measured each reporting period using similar measurement techniques, updated for the assumptions and facts existing at that date for each of the underlying legal matters. Changes in the fair value of the CVR related legal liability are recorded in future periods through the consolidated statements of (loss) income.

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

The Company incorporates CVAs to appropriately reflect both its own nonperformance or credit risk and the respective counterparty’s nonperformance or credit risk in the fair value measurements. In adjusting the fair value of its interest rate swap agreements for the effect of nonperformance or credit risk, the Company has considered the impact of any netting features included in the agreements. The CVA on the Company’s interest rate swap agreements resulted in a decrease in the fair value of the related liability of $3 million and an after-tax adjustment of $2 million to OCI at December 31, 2016. The CVA on the Company’s interest rate swap agreements resulted in a decrease in the fair value of the related liability of $4 million and an after-tax adjustment of $2 million to OCI at December 31, 2015.

The majority of the inputs used to value the Company’s interest rate swap agreements, including the forward interest rate curves and market perceptions of the Company’s credit risk used in the CVAs, are observable inputs available to a market participant. As a result, the Company has determined that the interest rate swap valuations are classified in Level 2 of the fair value hierarchy.

10.  LEASES

The Company leases hospitals, medical office buildings, and certain equipment under capital and operating lease agreements. During 2016, 2015 and 2014, the Company entered into capital lease obligations of $179 million, $50 million and $18 million, respectively. All lease agreements generally require the Company to pay maintenance, repairs, property taxes and insurance costs.

Commitments relating to noncancellable operating and capital leases for each of the next five years and thereafter are as follows (in millions):

Year Ending December 31,	Operating (1)	Capital
2017	$269	$43
2018	207	32
2019	156	27
2020	118	22
2021	81	22
Thereafter	246	315

Total minimum future payments	$1,077	461

Less: Imputed interest		(133)

Total capital lease obligations		328
Less: Current portion		(26)

Long-term capital lease obligations		$302

(1)	Minimum lease payments have not been reduced by minimum sublease rentals due in the future of $15 million.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On December 22, 2016, the Company completed the sale and leaseback of ten medical office buildings for net proceeds of $159 million to HCP, Inc. The buildings, with a combined total of 756,183 square feet, are located in five states and support a wide array of diagnostic, medical and surgical services in an outpatient setting for the respective nearby hospitals. Because of the Company’s continuing involvement in these leased buildings, the transaction does not qualify for sale treatment and the related leases have been recorded as financing obligations in the Company’s consolidated balance sheet at December 31, 2016. Such financing obligations are included with the capital lease obligations discussed throughout these footnotes to the consolidated financial statements.

Assets capitalized under capital leases as reflected in the accompanying consolidated balance sheets were $69 million of land and improvements, $826 million of buildings and improvements and $56 million of equipment and fixtures as of December 31, 2016 and $74 million of land and improvements, $793 million of buildings and improvements and $112 million of equipment and fixtures as of December 31, 2015. The accumulated depreciation related to assets under capital leases was $240 million and $246 million as of December 31, 2016 and 2015, respectively. Depreciation of assets under capital leases is included in depreciation and amortization expense and amortization of debt discounts on capital lease obligations is included in interest expense in the accompanying consolidated statements of (loss) income.

11.  EMPLOYEE BENEFIT PLANS

The Company maintains various benefit plans, including defined contribution plans, defined benefit plans and deferred compensation plans, for which certain of the Company’s subsidiaries are the plan sponsors. The CHS/Community Health Systems, Inc. Retirement Savings Plan is a defined contribution plan which covers the majority of the employees at subsidiaries owned prior to the HMA merger. Employees at these locations whose employment is covered by collective bargaining agreements are generally eligible to participate in the CHS/Community Health Systems, Inc. Standard 401(k) Plan. The Company also maintains the Health Management Associates, Inc. Retirement Savings Plan, a defined contribution plan covering substantially all of the employees formerly employed by HMA. Total expense to the Company under the 401(k) plans was $98 million, $103 million and $99 million for the years ended December 31, 2016, 2015 and 2014, respectively, and is recorded in salaries and benefits expense on the consolidated statements of (loss) income.

The Company maintains unfunded deferred compensation plans that allow participants to defer receipt of a portion of their compensation. The liability for the deferred compensation plans was $229 million and $199 million as of December 31, 2016 and 2015, respectively, and is included in other long-term liabilities on the consolidated balance sheets. The Company had assets of $219 million and $197 million as of December 31, 2016 and 2015, respectively, in a non-qualified plan trust generally designated to pay benefits of the deferred compensation plans, consisting of trading securities of $80 million and $61 million as of December 31, 2016 and 2015, respectively, and company-owned life insurance contracts of $139 million and $136 million as of December 31, 2016 and 2015, respectively.

The Company provides an unfunded Supplemental Executive Retirement Plan (“SERP”) for certain members of its executive management. The Company uses a December 31 measurement date for the benefit obligations and a January 1 measurement date for its net periodic costs for the SERP. Variances from actuarially assumed rates will result in increases or decreases in benefit obligations and net periodic cost in future periods. Benefits expense under the SERP was $12 million, $12 million and $11 million for the years ended December 31, 2016, 2015 and 2014, respectively. The accrued benefit liability for the SERP totaled $122 million and $131 million at December 31, 2016 and 2015, respectively, and is included in other long-term liabilities on the consolidated balance sheets. The weighted-average assumptions used in determining net periodic cost for the year ended December 31, 2016 was a discount rate of 3.6% and annual salary increase of 3.0%. The Company had available-for-sale securities in a rabbi trust generally designated to pay benefits of the SERP in the amounts of $131 million and $95 million at December 31, 2016 and 2015, respectively. These amounts are included in other assets, net on the consolidated balance sheets.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company maintains the CHS/Community Health Systems, Inc. Retirement Income Plan (“Pension Plan”), which is a defined benefit, non-contributory pension plan that covers certain employees at three of its hospitals. The Pension Plan provides benefits to covered individuals satisfying certain age and service requirements. Employer contributions to the Pension Plan are in accordance with the minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended. The Company expects to make no contribution to the Pension Plan in 2017. The Company uses a December 31 measurement date for the benefit obligations and a January 1 measurement date for its net periodic costs for the Pension Plan. Variances from actuarially assumed rates will result in increases or decreases in benefit obligations, net periodic cost and funding requirements in future periods. Benefits expense under the Pension Plan was less than $1 million for each of the years ended December 31, 2016, 2015 and 2014. The accrued benefit liability for the Pension Plan totaled $16 million and $13 million at December 31, 2016 and 2015, respectively, and is included in other long-term liabilities on the consolidated balance sheets. The weighted-average assumptions used for determining the net periodic cost for the year ended December 31, 2016 was a discount rate of 4.5% and the expected long-term rate of return on assets of 7.0%.

12.  STOCKHOLDERS’ EQUITY

Authorized capital shares of the Company include 400,000,000 shares of capital stock consisting of 300,000,000 shares of common stock and 100,000,000 shares of preferred stock. Each of the aforementioned classes of capital stock has a par value of $0.01 per share. Shares of preferred stock, none of which were outstanding as of December 31, 2016, may be issued in one or more series having such rights, preferences and other provisions as determined by the Board of Directors without approval by the holders of common stock.

On November 6, 2015, the Company adopted an open market repurchase program for up to 10,000,000 shares of the Company’s common stock, not to exceed $300 million in repurchases. The repurchase program will expire on the earlier of November 5, 2018, when the maximum number of shares has been repurchased, or when the maximum dollar amount has been expended. During the year ended December 31, 2015, the Company repurchased and retired 532,188 shares at a weighted-average price of $27.31 per share, which is the cumulative number of shares repurchased and retired under this program. No shares were repurchased under this program during the year ended December 31, 2016.

On December 10, 2014, the Company adopted an open market repurchase program for up to 5,000,000 shares of the Company’s common stock, not to exceed $150 million in repurchases. This repurchase program expired on December 1, 2015 after the Company repurchased and retired the maximum 5,000,000 shares at a weighted average price of $28.84 per share during the three months ended December 31, 2015.

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

With the exception of a special cash dividend of $0.25 per share paid by the Company in December 2012, historically, the Company has not paid any cash dividends. Subject to certain exceptions, the Company’s Credit Facility limits the ability of the Company’s subsidiaries to pay dividends and make distributions to the Company,

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

and limits the Company’s ability to pay dividends and/or repurchase stock, to an amount not to exceed $200 million in the aggregate plus an additional $25 million in any particular year plus the aggregate amount of proceeds from the exercise of stock options. The indentures governing the senior and senior secured notes also restrict the Company’s subsidiaries from, among other matters, paying dividends and making distributions to the Company, which thereby limits the Company’s ability to pay dividends and/or repurchase stock. The non-cash dividend of approximately $713 million recorded by the Company during the year ended December 31, 2016 to reflect the distribution of the net assets of QHC was a permitted transaction under the Company’s Credit Facility. As of December 31, 2016, under the most restrictive test under these agreements (and subject to certain exceptions), the Company has approximately $318 million remaining available with which to pay permitted dividends and/or repurchase shares of stock or its senior and senior secured notes.

The following schedule discloses the effects of changes in the Company’s ownership interest in its less-than-wholly-owned subsidiaries on Community Health Systems, Inc. stockholders’ equity (in millions):

	Year Ended December 31,
	2016	2015	2014
Net (loss) income attributable to Community Health Systems, Inc. stockholders	$(1,721)	$158	$92
Transfers from the noncontrolling interests:
Net decrease in Community Health Systems, Inc.paid-in-capital for purchase of subsidiary partnership interests	(9)	(16)	(2)

Net transfers from the noncontrolling interests	(9)	(16)	(2)

Change to Community Health Systems, Inc. stockholders’ equity from net (loss) income attributable to Community Health Systems, Inc. stockholders and transfers to noncontrolling interests	$(1,730)	$142	$90

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13.  EARNINGS PER SHARE

The following table sets forth the components of the numerator and denominator for the computation of basic and diluted earnings per share for (loss) income from continuing operations, discontinued operations and net (loss) income attributable to Community Health Systems, Inc. common stockholders (in millions, except share data):

	Year Ended December 31,
	2016	2015	2014
Numerator:
(Loss) income from continuing operations, net of taxes	$(1,611)	$295	$260
Less: Income from continuing operations attributable to noncontrolling interests, net of taxes	95	101	111

(Loss) income from continuing operations attributable to Community Health Systems, Inc. common stockholders — basic and diluted	$(1,706)	$194	$149

Loss from discontinued operations, net of taxes	$(15)	$(36)	$(57)
Less: Loss from discontinued operations attributable to noncontrolling interests, net of taxes	-	-	-

Loss from discontinued operations attributable to Community Health Systems, Inc. common stockholders — basic and diluted	$(15)	$(36)	$(57)

Denominator:
Weighted-average number of shares outstanding — basic	110,730,971	114,454,674	111,579,088
Effect of dilutive securities:
Restricted stock awards	-	449,961	377,190
Employee stock options	-	357,188	578,395
Other equity-based awards	-	10,581	14,647

Weighted-average number of shares outstanding — diluted	110,730,971	115,272,404	112,549,320

The Company generated a loss from continuing operations attributable to Community Health Systems, Inc. common stockholders for the year ended December 31, 2016, so the effect of dilutive securities is not considered because their effect would be antidilutive. If the Company had generated income from continuing operations during the year ended December 31, 2016, the effect of restricted stock awards, employee stock options, and other equity-based awards on the diluted shares calculation would have been an increase in shares of 331,518 shares.

	Year Ended December 31,
	2016	2015	2014
Dilutive securities outstanding not included in the computation of earnings per share because their effect is antidilutive:
Employee stock options and restricted stock awards	2,554,627	255,564	472,570

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14.  EQUITY INVESTMENTS

As of December 31, 2016, the Company owned equity interests of 38.0% in three hospitals in Macon, Georgia, in which HCA Holdings, Inc. (“HCA”) owns the majority interest. On April 29, 2016, the Company sold its unconsolidated minority equity interests in Valley Health System, LLC, a joint venture with Universal Health Systems, Inc. (“UHS”) representing four hospitals in Las Vegas, Nevada, in which the Company owned a 27.5% interest, and in Summerlin Hospital Medical Center, LLC, a joint venture with UHS representing one hospital in Las Vegas, Nevada, in which the Company owned a 26.1% interest. The Company received $403 million in cash in return for the sale of its equity interests and, as a result, recognized a gain of approximately $94 million on the sale of investments in unconsolidated affiliates during the year ended December 31, 2016.

Summarized combined financial information for these unconsolidated entities in the periods in which the Company owned these equity interests is as follows (in millions):

	December 31,
	2016	2015
Current assets	$54	$283
Noncurrent assets	112	838

Total assets	$166	$1,121

Current liabilities	$17	$111
Noncurrent liabilities	2	2
Members’ equity	147	1,008

Total liabilities and equity	$166	$1,121

	Year Ended December 31,
	2016	2015	2014
Revenues	$731	$1,494	$1,368
Operating costs and expenses	602	1,287	1,184
Income from continuing operations before taxes	129	207	184

The summarized financial information was derived from the financial information provided to the Company by those unconsolidated entities.

In March 2005, the Company began purchasing items, primarily medical supplies, medical equipment and pharmaceuticals, under an agreement with HealthTrust Purchasing Group, L.P. (“HealthTrust”), a group purchasing organization in which the Company is a noncontrolling partner. As of December 31, 2016, the Company had a 23.1% ownership interest in HealthTrust.

On December 31, 2016, the Company sold 80% of its ownership interest in the legal entity that owned and operated its home care agency business. As part of the divestiture of its controlling interest in the home care agency business, the Company recorded an equity method investment representing its remaining 20% ownership at a fair value of $32 million.

The Company’s investment in all of its unconsolidated affiliates was $177 million and $479 million at December 31, 2016 and December 31, 2015, respectively, and is included in other assets, net in the accompanying consolidated balance sheets. Included in the Company’s results of operations is the Company’s equity in pre-tax earnings from all of its investments in unconsolidated affiliates, which was $43 million, $63 million and $48 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Only the hospital operations segment meets the criteria as a separate reportable segment. The financial information for the home care agency segment does not meet the quantitative thresholds for a separate identifiable reportable segment and is combined into the corporate and all other reportable segment. On December 31, 2016, the Company sold 80% of its ownership interest in the home care division.

The distribution between reportable segments of the Company’s net operating revenues and (loss) income from continuing operations before income taxes, expenditures for segment assets and total assets is summarized in the following tables (in millions):

	Year Ended December 31,
	2016	2015	2014
Net operating revenues:
Hospital operations	$18,210	$19,234	$18,399
Corporate and all other	228	203	240

Total	$18,438	$19,437	$18,639

(Loss) income from continuing operations before income taxes:
Hospital operations	$(1,418)	$767	$772
Corporate and all other	(297)	(356)	(430)

Total	$(1,715)	$411	$342

Expenditures for segment assets:
Hospital operations	$727	$915	$817
Corporate and all other	17	38	36

Total	$744	$953	$853

	December 31,
	2016	2015
Total assets:
Hospital operations	$20,582	$25,005
Corporate and all other	1,362	1,590

Total	$21,944	$26,595

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

16.  OTHER COMPREHENSIVE INCOME

The following tables present information about items reclassified out of accumulated other comprehensive (loss) income by component for the years ended December 31, 2016 and 2015 (in millions, net of tax):

	Change in Fair Value of Interest Rate Swaps	Change in Fair Value of Available for Sale Securities	Change in Unrecognized Pension Cost Components	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2015	$(48)	$1	$(26)	$(73)
Other comprehensive loss before reclassifications	(17)	2	1	(14)
Amounts reclassified from accumulated other comprehensive income	34	(13)	2	23

Net current-period other comprehensive (loss) income	17	(11)	3	9
AOCI distributed to QHC in spin-off	-	-	2	2

Balance as of December 31, 2016	$(31)	$(10)	$(21)	$(62)

	Change in Fair Value of Interest Rate Swaps	Change in Fair Value of Available for Sale Securities	Change in Unrecognized Pension Cost Components	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2014	$(43)	$7	$(27)	$(63)
Other comprehensive loss before reclassifications	(32)	(6)	(1)	(39)
Amounts reclassified from accumulated other comprehensive income	27	-	2	29

Net current-period other comprehensive (loss) income	(5)	(6)	1	(10)

Balance as of December 31, 2015	$(48)	$1	$(26)	$(73)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables present a subtotal for each significant reclassification to net (loss) income out of AOCL and the line item affected in the accompanying consolidated statements of (loss) income for the years ended December 31, 2016 and 2015 (in millions):

	Amount reclassified from AOCL	Affected line item in the statement where net (loss) income is presented
Details about accumulated other comprehensive income (loss) components	Year Ended December 31, 2016
Gains and losses on cash flow hedges
Interest rate swaps	$(54)	Interest expense, net
	20	Tax benefit

	$(34)	Net of tax

Amortization of defined benefit pension items
Prior service costs	$(2)	Salaries and benefits
Actuarial losses	(1)	Salaries and benefits

	(3)	Total before tax
	1	Tax benefit

	$(2)	Net of tax

	Amount reclassified from AOCL	Affected line item in the statement where net income is presented
Details about accumulated other comprehensive income (loss) components	Year Ended December 31, 2015
Gains and losses on cash flow hedges
Interest rate swaps	$(42)	Interest expense, net
	15	Tax benefit

	$(27)	Net of tax

Amortization of defined benefit pension items
Prior service costs	$(1)	Salaries and benefits
Actuarial losses	(2)	Salaries and benefits

	(3)	Total before tax
	1	Tax benefit

	$(2)	Net of tax

17.  COMMITMENTS AND CONTINGENCIES

Construction and Other Capital Commitments.   Pursuant to a hospital purchase agreement in effect as of December 31, 2016, the Company has agreed to build a replacement facility in York, Pennsylvania. The estimated construction cost, including equipment costs, is approximately $125 million. This project is required to be completed in 2017 and approximately $17 million has been expended through December 31, 2016 related to this replacement hospital. Pursuant to a hospital purchase agreement in effect as of December 31, 2016, the Company is required to build replacement facilities in La Porte and Knox, Indiana. The estimated construction costs, including equipment costs, are approximately $125 million and $15 million, respectively. No costs have

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

been incurred to date on those facilities. In addition, under other purchase agreements outstanding at December 31, 2016, the Company has committed to spend approximately $464 million for costs such as capital improvements, equipment, selected leases and physician recruiting. These commitments are required to be fulfilled generally over a five to seven year period after acquisition. Through December 31, 2016, the Company has spent approximately $209 million related to these commitments.

Physician Recruiting Commitments.   As part of its physician recruitment strategy, the Company provides income guarantee agreements to certain physicians who agree to relocate to its communities and commit to remain in practice there. Under such agreements, the Company is required to make payments to the physicians in excess of the amounts they earned in their practice up to the amount of the income guarantee. These income guarantee periods are typically for 12 months. Such payments are recoverable by the Company from physicians who do not fulfill their commitment period, which is typically three years, to the respective community. At December 31, 2016, the maximum potential amount of future payments under these guarantees in excess of the liability recorded is $30 million.

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

The net present value of the projected payments was discounted using a weighted-average risk-free rate of 1.8%, 1.6% and 1.7% in 2016, 2015 and 2014, respectively. This liability is adjusted for new claims information in the period such information becomes known. The Company’s estimated liability for professional and general liability claims was $788 million and $901 million as of December 31, 2016 and 2015, respectively. The estimated undiscounted claims liability was $843 million and $949 million as of December 31, 2016 and 2015, respectively. The current portion of the liability for professional and general liability claims was $130 million and $156 million as of December 31, 2016 and 2015, respectively, and is included in other accrued liabilities in the accompanying consolidated balance sheets, with the long-term portion recorded in other long-term liabilities. Professional malpractice expense includes the losses resulting from professional liability claims and loss adjustment expense, as well as paid excess insurance premiums, and is presented within other operating expenses in the accompanying consolidated statements of (loss) income.

The Company’s processes for obtaining and analyzing claims and incident data are standardized across all of its hospitals and have been consistent for many years. The Company monitors the outcomes of the medical care services that it provides and for each reported claim, the Company obtains various information concerning the facts and circumstances related to that claim. In addition, the Company routinely monitors current key statistics and volume indicators in its assessment of utilizing historical trends. The average lag period between claim occurrence and payment of a final settlement is between four and five years, although the facts and circumstances

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

of individual claims could result in the timing of such payments being different from this average. Since claims are paid promptly after settlement with the claimant is reached, settled claims represent approximately 1.0% of the total liability at the end of any period.

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

The CVRs do not have a finite payment date. Any payments the Company makes under the CVR agreement will be payable within 60 days after the final resolution of the HMA Legal Matters. The CVRs are unsecured obligations of CHS and all payments under the CVRs will be subordinated in right of payment to the prior payment in full of all of the Company’s senior obligations (as defined in the CVR agreement), which include outstanding indebtedness of the Company (subject to certain exceptions set forth in the CVR agreement) and the HMA Losses. The CVR agreement permits the Company to acquire all or some of the CVRs, whether in open market transactions, private transactions or otherwise. As of December 31, 2016, the Company had acquired no CVRs.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table represents the impact of legal expenses paid or incurred and settlements paid or deemed final as of December 31, 2016 and 2015 on the amounts owed to CVR holders (in millions):

		Allocation of Expenses and Settlements Paid
	Total Expenses and Settlement Cost	Deductible	CHS Responsibility at 10%	Reduction to Amount Owed to CVR Holders at 90%
As of December 31, 2014	$24	$18	$-	$6
Settlements paid	26	-	3	23
Legal expenses incurred and/or paid during the year ended December 31, 2015	8	-	1	7

As of December 31, 2015	$58	$18	$4	$36
Settlements paid	1	-	-	1
Legal expenses incurred and/or paid during the year ended December 31, 2016	3	-	-	3

As of December 31, 2016	$62	$18	$4	$40

Amounts owed to CVR holders are dependent on the ultimate resolution of the HMA Legal Matters and determination of HMA Losses incurred. The settlement of any or all of the claims and expenses incurred on behalf of the Company in defending itself will (subject to the deductible) reduce the amounts owed to the CVR holders.

Underlying the CVR agreement are a number of claims included in the HMA Legal Matters asserted against HMA. The Company has recorded a liability in connection with those claims as part of the acquired assets and liabilities at the date of acquisition pursuant to the provisions of Financial Accounting Standards Board Accounting Standards Codification Topic 805 “Business Combinations.” For the estimate of the Company’s liabilities associated with the HMA Legal Matters that will be covered by the CVR and were not previously accrued by HMA, the Company recorded a liability of $284 million as part of the acquisition accounting for the HMA merger based on the Company’s estimate of fair value of such liabilities as of the date of acquisition. There was a $9 million decrease in the liability during the year ended December 31, 2016 and the fair value of such liabilities of $252 million as of December 31, 2016 is recorded in other long-term liabilities on the accompanying consolidated balance sheet. As of December 31, 2016, there is currently no accrual recorded for the probable contingency claims underlying the CVR agreement. The estimated liability for probable contingency claims underlying the CVR agreement that was previously recorded by HMA, and reflected in the purchase accounting for HMA as an acquired liability has been settled and was paid during the year ended December 31, 2015. In addition, although legal fees are not included in the amounts currently accrued, such legal fees are taken into account in determining HMA Losses under the CVR agreement. Certain significant HMA Legal Matters underlying these liabilities are discussed in greater detail below.

HMA Matters Recorded at Fair Value

Medicare/Medicaid Billing Lawsuits

Beginning during the week of December 16, 2013, eleven qui tam lawsuits filed by private individuals against HMA were unsealed in various United States district courts. The United States has elected to intervene in all or part of eight of these matters; namely U.S. ex rel. Craig Brummer v. Health Management Associates, Inc. et al. (Middle District Georgia) (“Brummer”); U.S. ex rel. Ralph D. Williams v. Health Management Associates, Inc. et al. (Middle District Georgia) (“Williams”); U.S. ex rel. Scott H. Plantz, M.D. et al. v. Health Management Associates,

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Inc., et al. (Northern District Illinois) (“Plantz”); U.S. ex rel. Thomas L. Mason, M.D. et al. v. Health Management Associates, Inc. et al. (Western District North Carolina) (“Mason”); U.S. ex rel. Jacqueline Meyer, et al. v. Health Management Associates, Inc., Gary Newsome et al. (“Jacqueline Meyer”) (District of South Carolina); U.S. ex rel. George Miller, et al. v. Health Management Associates, Inc. (Eastern District of Pennsylvania) (“Miller”); U.S. ex rel. Bradley Nurkin v. Health Management Associates, Inc. et al. (Middle District of Florida) (“Nurkin”); and U.S. ex rel. Paul Meyer v. Health Management Associates, Inc. et al. (Southern District Florida) (“Paul Meyer”). The United States has elected to intervene with respect to allegations in these cases that certain HMA hospitals inappropriately admitted patients and then submitted reimbursement claims for treating those individuals to federal healthcare programs in violation of the False Claims Act or that certain HMA hospitals had inappropriate financial relationships with physicians which violated the Stark law, the Anti-Kickback Statute, and the False Claims Act. Certain of these complaints also allege the same actions violated various state laws which prohibit false claims. The United States has declined to intervene in three of the eleven matters, namely U.S. ex rel. Anita France, et al. v. Health Management Associates, Inc. (Middle District Florida) (“France”) which involved allegations of wrongful billing and was settled; U.S. ex rel. Sandra Simmons v. Health Management Associates, Inc. et al. (Eastern District Oklahoma) (“Simmons”) which alleges unnecessary surgery by an employed physician and which was settled as to all allegations except alleged wrongful termination; and U.S. ex rel. David Napoliello, M.D. v. Health Management Associates, Inc. (Middle District Florida) (“Napoliello”) which alleges inappropriate admissions. On April 3, 2014, the Multi District Litigation Panel ordered the transfer and consolidation for pretrial proceedings of the eight intervened cases, plus the Napoliello matter, to the District of the District of Columbia under the name In Re: Health Management Associates, Inc. Qui Tam Litigation. On June 2, 2014, the court entered a stay of this matter until October 6, 2014, which was subsequently extended until February 27, 2015, May 27, 2015, September 25, 2015, January 25, 2016, May 25, 2016, September 26, 2016, December 27, 2016 and now until April 27, 2017. The Company intends to defend against the allegations in these matters, but also continues to cooperate with the government in the ongoing investigation of these allegations. The Company has been in discussions with the Civil Division of the United States Department of Justice (“DOJ”) regarding the resolutions of these matters. During the first quarter of 2015, the Company was informed that the Criminal Division continues to investigate former executive-level employees of HMA, and continues to consider whether any HMA entities should be held criminally liable for the acts of the former HMA employees. The Company is voluntarily cooperating with these inquiries and has not been served with any subpoenas or other legal process.

Other Probable Contingencies

Lopez v. Yakima Regional Medial & Cardiac Center and Toppenish Community Hospital. This class action lawsuit arose out of alleged conduct at these hospitals prior to the HMA acquisition. The suit alleges the hospitals’ charity care policies did not comply with Washington state law. The trial court has certified a class and granted partial summary judgment in favor of the plaintiffs. This matter has now been settled. The Company has recorded an estimate of the probable liability at December 31, 2016 based on the settlement of this matter.

Becker v. Community Health Systems, Inc. d/b/a Community Health Systems Professional Services Corporation d/b/a Community Health Systems d/b/a Community Health Systems PSC, Inc. d/b/a Rockwood Clinic P.S. and Rockwood Clinic, P.S. (Superior Court, Spokane, Washington). This suit was filed on February 29, 2012, by a former chief financial officer at Rockwood Clinic in Spokane, Washington. Becker claims he was wrongfully terminated for allegedly refusing to certify a budget for Rockwood Clinic in 2012. On February 29, 2012, he also filed an administrative complaint with the Department of Labor, Occupational Safety and Health Administration alleging that he is a whistleblower under Sarbanes-Oxley, which was dismissed by the agency and was appealed to an administrative law judge for a hearing that occurred on January 19-26, 2016. In a decision dated November 9, 2016, the law judge awarded Becker approximately $1.9 million for front pay, back pay and emotional damages with attorney fees to be later determined. The Company has appealed the award to the Administrative Review Board and briefing is currently underway. At a hearing on July 27, 2012, the trial

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

court dismissed Community Health Systems, Inc. from the state case and subsequently certified the state case for an interlocutory appeal of the denial to dismiss his employer and the management company. The appellate court accepted the interlocutory appeal, and it was argued on April 30, 2014. On August 14, 2014, the court denied the Company’s appeal. On October 20, 2014, the Company filed a petition to review the denial with the Washington Supreme Court. The appeal was accepted and oral argument was heard on June 9, 2015. On September 15, 2015, the court denied the Company’s appeal and remanded to the trial court; a previous trial setting of September 12, 2016 has been vacated and not reset. The Company continues to vigorously defend these actions.

Summary of Recorded Amounts

The table below presents a reconciliation of the beginning and ending liability balances (in millions) during the years ended December 31, 2016 and 2015, with respect to the Company’s fair value determination in connection with HMA Legal Matters that were not previously accrued by HMA, the estimated liability in connection with HMA legal matters that were previously recorded by HMA as a probable contingency, and the remaining contingencies of the Company in respect of which an accrual has been recorded. In addition, future legal fees (which are expensed as incurred) and costs related to possible indemnification and criminal investigation matters associated with the HMA Legal Matters have not been accrued or included in the table below. Furthermore, although not accrued, such costs, if incurred, will be taken into account in determining the total amount of reductions applied to the amounts owed to CVR holders.

	CVR-Related Liability at Fair Value	CVR-Related Liability for Probable Contingencies	Other Probable Contingencies
Balance as of December 31, 2014	$265	$29	$125
Expense (income)	4	(12)	20
Cash payments	(8)	(17)	(135)

Balance as of December 31, 2015	$261	$-	$10
(Income) expense	(8)	-	14
Reserve for insured claim	-	-	1
Cash payments	(1)	-	(11)

Balance as of December 31, 2016	$252	$-	$14

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

In the aggregate, attorneys’ fees and other costs incurred but not included in the table above related to probable contingencies, and CVR-related contingencies accounted for at fair value, totaled $4 million and $9 million for the years ended December 31, 2016 and 2015, respectively, and are included in other operating expenses in the accompanying consolidated statements of (loss) income.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Class Action Shareholder Federal Securities Cases.  Three purported class action cases have been filed in the United States District Court for the Middle District of Tennessee; namely, Norfolk County Retirement System v. Community Health Systems, Inc., et al., filed May 9, 2011; De Zheng v. Community Health Systems, Inc., et al., filed May 12, 2011; and Minneapolis Firefighters Relief Association v. Community Health Systems, Inc., et al., filed June 21, 2011. All three seek class certification on behalf of purchasers of the Company’s common stock between July 27, 2006 and April 11, 2011 and allege that misleading statements resulted in artificially inflated prices for the Company’s common stock. In December 2011, the cases were consolidated for pretrial purposes and NYC Funds and its counsel were selected as lead plaintiffs/lead plaintiffs’ counsel. In lieu of ruling on the Company’s motion to dismiss, the court permitted the plaintiffs to file a first amended consolidated class action complaint, which was filed on October 5, 2015. The Company’s motion to dismiss was filed on November 4, 2015 and oral argument was held on April 11, 2016. The Company’s motion to dismiss was granted on June 16, 2016 and on June 27, 2016, the plaintiffs filed a notice of appeal to the Sixth Circuit Court of Appeals. The matter is fully briefed and the Company is waiting on the setting of a date for oral argument. The Company believes this consolidated matter is without merit and will vigorously defend this case.

Other Matters

Shareholder Derivative Actions.  Three purported shareholder derivative actions have also been filed in the United States District Court for the Middle District of Tennessee; Plumbers and Pipefitters Local Union No. 630 Pension Annuity Trust Fund v. Wayne T. Smith, et al., filed May 24, 2011; Roofers Local No. 149 Pension Fund v. Wayne T. Smith, et al., filed June 21, 2011; and Lambert Sweat v. Wayne T. Smith, et al., filed October 5, 2011. These three cases allege breach of fiduciary duty arising out of allegedly improper inpatient admission practices, mismanagement, waste and unjust enrichment. These cases have been consolidated into a single, consolidated action. The plaintiffs filed an operative amended derivative complaint in these three consolidated actions on March 15, 2012. The Company’s motion to dismiss was argued on June 13, 2013. On September 27, 2013, the court issued an order granting in part and denying in part the Company’s motion to dismiss. This case was settled pursuant a final order entered on January 17, 2017. Pursuant to the terms of the settlement, the Company is required to adopt and maintain for a specified period certain corporate governance measures. For more information, see the order and stipulation of settlement filed as Exhibit 99.2 to this Annual Report on Form 10-K.

18.  SUBSEQUENT EVENTS

The Company has evaluated all material events occurring subsequent to the balance sheet date for events requiring disclosure or recognition in the consolidated financial statements.

As noted above, a final order approving the terms of settlement of the shareholder derivative action was entered on January 17, 2017. In January 2017, the Company received $40 million of proceeds, which is net of attorneys’ costs, from the settlement of this litigation. These proceeds were paid out of the Company’s directors and officers’ insurance policy.

On February 16, 2017, the Company signed a definitive agreement for the sale of eight hospitals and their associated assets to subsidiaries of Steward Health, Inc. The facilities included in this transaction are Easton Hospital (254 licensed beds) in Easton, Pennsylvania, Sharon Regional Health System (258 licensed beds) in Sharon, Pennsylvania, Northside Medical Center (355 licensed beds) in Youngstown, Ohio, Trumbull Memorial Hospital (311 licensed beds) in Warren, Ohio, Hillside Rehabilitation Hospital (69 licensed beds) in Warren, Ohio, Wuesthoff Health System – Rockledge (298 licensed beds) in Rockledge, Florida, Wuesthoff Health System – Melbourne (119 licensed beds) in Melbourne, Florida and Sebastian River Medical Center (154 licensed beds) in Sebastian, Florida.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

19. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter
	1st	2nd	3rd	4th	Total (2)
	(in millions, except share and per share data)
Year ended December 31, 2016:
Net operating revenues	$4,999	$4,590	$4,380	$4,469	$18,438
Income (loss) from continuing operations before income taxes	63	(1,543)	(83)	(152)	(1,715)
Income (loss) from continuing operations	37	(1,405)	(54)	(189)	(1,611)
Loss from discontinued operations	(1)	(1)	(2)	(9)	(15)
Net income (loss) attributable to Community
Health Systems, Inc.	$11	$(1,432)	$(79)	$(220)	$(1,721)
Basic earnings (loss) per share attributable to Community Health Systems, Inc. common stockholders(1):
Continuing operations	$0.11	$(12.90)	$(0.69)	$(1.91)	$(15.41)
Discontinued operations	(0.01)	(0.01)	(0.02)	(0.09)	(0.13)

Net income (loss)	$0.10	$(12.91)	$(0.71)	$(1.99)	$(15.54)

Diluted earnings (loss) per share attributable to Community Health Systems, Inc. common stockholders(1):
Continuing operations	$0.11	$(12.90)	$(0.69)	$(1.91)	$(15.41)
Discontinued operations	(0.01)	(0.01)	(0.02)	(0.09)	(0.13)

Net income (loss)	$0.10	$(12.91)	$(0.71)	$(1.99)	$(15.54)

Weighted-average number of shares outstanding:
Basic	110,247,867	110,879,285	110,888,040	110,905,052	110,730,971
Diluted	110,309,372	110,879,285	110,888,040	110,905,052	110,730,971
Year ended December 31, 2015:
Net operating revenues	$4,911	$4,882	$4,846	$4,798	$19,437
Income (loss) from continuing operations before income taxes	168	214	121	(91)	411
Income (loss) from continuing operations	112	140	83	(40)	295
Loss from discontinued operations	(13)	(6)	(8)	(9)	(36)
Net income (loss) attributable to Community
Health Systems, Inc.	$79	$111	$52	$(83)	$158
Basic earnings (loss) per share attributable to Community Health Systems, Inc. common stockholders(1):
Continuing operations	$0.80	$1.02	$0.52	$(0.66)	$1.69
Discontinued operations	(0.11)	(0.06)	(0.07)	(0.08)	(0.31)

Net income (loss)	$0.69	$0.96	$0.45	$(0.73)	$1.38

Diluted earnings (loss) per share attributable to Community Health Systems, Inc. common stockholders(1):
Continuing operations	$0.79	$1.01	$0.51	$(0.66)	$1.68
Discontinued operations	(0.11)	(0.06)	(0.07)	(0.08)	(0.31)

Net income (loss)	$0.68	$0.95	$0.44	$(0.73)	$1.37

Weighted-average number of shares outstanding:
Basic	114,419,590	115,194,899	115,319,986	112,891,505	114,454,674
Diluted	115,057,668	116,100,417	116,368,157	112,891,505	115,272,404

(1)	Total per share amounts may not add due to rounding.
(2)	Total quarterly amounts may not add due to rounding.

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

From time to time, subsidiaries of the Company sell and/or repurchase noncontrolling interests in consolidated subsidiaries, which may change subsidiaries between guarantors and non-guarantors. Effective with the spin-off of QHC, all subsidiaries of the Company that were part of that distribution have been removed as guarantors. Amounts for prior periods have been revised to reflect the status of guarantors or non-guarantors as of December 31, 2016.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Loss

Year Ended December 31, 2016

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
Operating revenues (net of contractual allowances and discounts)	$-	$(25)	$13,213	$8,087	$-	$21,275
Provision for bad debts	-	-	1,902	935	-	2,837

Net operating revenues	-	(25)	11,311	7,152	-	18,438
Operating costs and expenses:
Salaries and benefits	-	-	4,569	4,055	-	8,624
Supplies	-	-	1,990	1,021	-	3,011
Other operating expenses	-	-	2,823	1,425	-	4,248
Government and other legal settlements and related costs	-	-	16	-	-	16
Electronic health records incentive reimbursement	-	-	(42)	(28)	-	(70)
Rent	-	-	235	215	-	450
Depreciation and amortization	-	-	734	366	-	1,100
Impairment and (gain) loss on sale of businesses, net	-	-	1,409	510	-	1,919

Total operating costs and expenses	-	-	11,734	7,564	-	19,298

Loss from operations	-	(25)	(423)	(412)	-	(860)
Interest expense, net	-	241	655	66	-	962
Loss from early extinguishment of debt	-	30	-	-	-	30
Gain on sale of investments in unconsolidated affiliates	-	-	(94)	-	-	(94)
Equity in earnings of unconsolidated affiliates	1,721	1,461	467	-	(3,692)	(43)

(Loss) income from continuing operations before income taxes	(1,721)	(1,757)	(1,451)	(478)	3,692	(1,715)
Provision for (benefit from) income taxes	-	(36)	7	(75)	-	(104)

(Loss) income from continuing operations	(1,721)	(1,721)	(1,458)	(403)	3,692	(1,611)
Discontinued operations, net of taxes:
(Loss) income from operations of entities sold or held for sale	-	-	(9)	2	-	(7)
Impairment of hospitals sold or held for sale	-	-	(2)	(6)	-	(8)

Loss from discontinued operations, net of taxes	-	-	(11)	(4)	-	(15)

Net (loss) income	(1,721)	(1,721)	(1,469)	(407)	3,692	(1,626)
Less: Net income attributable to noncontrolling interests	-	-	-	95	-	95

Net (loss) income attributable to Community Health Systems, Inc. stockholders	$(1,721)	$(1,721)	$(1,469)	$(502)	$3,692	$(1,721)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Income

Year Ended December 31, 2015

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
Operating revenues (net of contractual allowances and discounts)	$-	$(20)	$12,983	$9,601	$-	$22,564
Provision for bad debts	-	-	1,961	1,166	-	3,127

Net operating revenues	-	(20)	11,022	8,435	-	19,437
Operating costs and expenses:
Salaries and benefits	-	-	4,506	4,485	-	8,991
Supplies	-	-	1,911	1,137	-	3,048
Other operating expenses	-	-	2,693	1,827	-	4,520
Government and other legal settlements and related costs	-	-	4	-	-	4
Electronic health records incentive reimbursement	-	-	(95)	(65)	-	(160)
Rent	-	-	223	234	-	457
Depreciation and amortization	-	-	729	443	-	1,172
Impairment and (gain) loss on sale of businesses, net	-	-	55	13	-	68

Total operating costs and expenses	-	-	10,026	8,074	-	18,100

(Loss) income from operations	-	(20)	996	361	-	1,337
Interest expense, net	-	107	742	124	-	973
Loss from early extinguishment of debt	-	16	-	-	-	16
Equity in earnings of unconsolidated affiliates	(158)	(226)	(106)	-	427	(63)

Income from continuing operations before income taxes	158	83	360	237	(427)	411
(Benefit from) provision for income taxes	-	(75)	136	55	-	116

Income (loss) from continuing operations	158	158	224	182	(427)	295
Discontinued operations, net of taxes:
Loss from operations of entities sold or held for sale	-	-	(3)	(24)	-	(27)
Impairment of hospitals sold or held for sale	-	-	(5)	-	-	(5)
Loss on sale, net	-	-	-	(4)	-	(4)

Loss from discontinued operations, net of taxes	-	-	(8)	(28)	-	(36)

Net income	158	158	216	154	(427)	259
Less: Net income attributable to noncontrolling interests	-	-	-	101	-	101

Net income attributable to Community Health
Systems, Inc. stockholders	$158	$158	$216	$53	$(427)	$158

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Income

Year Ended December 31, 2014

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
Operating revenues (net of contractual allowances and discounts)	$-	$(18)	$12,420	$9,159	$-	$21,561
Provision for bad debts	-	-	1,819	1,103	-	2,922

Net operating revenues	-	(18)	10,601	8,056	-	18,639
Operating costs and expenses:
Salaries and benefits	-	-	4,394	4,224	-	8,618
Supplies	-	-	1,804	1,058	-	2,862
Other operating expenses	-	-	2,401	1,921	-	4,322
Government and other legal settlements and related costs	-	-	101	-	-	101
Electronic health records incentive reimbursement	-	-	(149)	(110)	-	(259)
Rent	-	-	216	218	-	434
Depreciation and amortization	-	-	708	398	-	1,106
Amortization of software to be abandoned	-	-	45	30	-	75
Impairment and (gain) loss on sale of businesses, net	-	-	40	1	-	41

Total operating costs and expenses	-	-	9,560	7,740	-	17,300

(Loss) income from operations	-	(18)	1,041	316	-	1,339
Interest expense, net	-	(10)	492	490	-	972
Loss from early extinguishment of debt	-	73	-	-	-	73
Equity in earnings of unconsolidated affiliates	(92)	(222)	179	-	87	(48)

Income (loss) from continuing operations before income taxes	92	141	370	(174)	(87)	342
Provision for (benefit from) income taxes	-	49	136	(103)	-	82

Income (loss) from continuing operations	92	92	234	(71)	(87)	260
Discontinued operations, net of taxes:
(Loss) income from operations of entities sold or held for sale	-	-	(12)	5	-	(7)
Impairment of hospitals sold or held for sale	-	-	-	(50)	-	(50)

Loss from discontinued operations, net of taxes	-	-	(12)	(45)	-	(57)

Net income (loss)	92	92	222	(116)	(87)	203
Less: Net income attributable to noncontrolling interests	-	-	-	111	-	111

Net income (loss) attributable to Community Health Systems, Inc. stockholders	$92	$92	$222	$(227)	$(87)	$92

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Comprehensive Loss

Year Ended December 31, 2016

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
Net loss	$(1,721)	$(1,721)	$(1,469)	$(407)	$3,692	$(1,626)
Other comprehensive income (loss), net of income taxes:
Net change in fair value of interest rate swaps, net of tax	17	17	-	-	(17)	17
Net change in fair value of available-for-sale securities, net of tax	(11)	(11)	(11)	-	22	(11)
Amortization and recognition of unrecognized pension cost components, net of tax	3	3	3	-	(6)	3

Other comprehensive income (loss)	9	9	(8)	-	(1)	9

Comprehensive loss	(1,712)	(1,712)	(1,477)	(407)	3,691	(1,617)
Less: Comprehensive income attributable to noncontrolling interests	-	-	-	95	-	95

Comprehensive loss attributable to
Community Health Systems, Inc. stockholders	$(1,712)	$(1,712)	$(1,477)	$(502)	$3,691	$(1,712)

Condensed Consolidating Statement of Comprehensive Income

Year Ended December 31, 2015

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
Net income	$158	$158	$216	$154	$(427)	$259
Other comprehensive (loss) income, net of income taxes:
Net change in fair value of interest rate swaps, net of tax	(6)	(6)	-	-	6	(6)
Net change in fair value of available-for-sale securities, net of tax	(5)	(5)	(5)	-	10	(5)
Amortization and recognition of unrecognized pension cost components, net of tax	1	1	1	-	(2)	1

Other comprehensive loss	(10)	(10)	(4)	-	14	(10)

Comprehensive income	148	148	212	154	(413)	249
Less: Comprehensive income attributable to noncontrolling interests	-	-	-	101	-	101

Comprehensive income (loss) attributable to
Community Health Systems, Inc. stockholders	$148	$148	$212	$53	$(413)	$148

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Comprehensive Income

Year Ended December 31, 2014

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
Net income (loss)	$92	$92	$222	$(116)	$(87)	$203
Other comprehensive income (loss), net of income taxes:
Net change in fair value of interest rate swaps, net of tax	13	13	-	-	(13)	13
Net change in fair value of available-for-sale securities, net of tax	-	-	-	-	-	-
Amortization and recognition of unrecognized pension cost components, net of tax	(9)	(9)	(9)	-	18	(9)

Other comprehensive income (loss)	4	4	(9)	-	5	4

Comprehensive income (loss)	96	96	213	(116)	(82)	207
Less: Comprehensive income attributable to noncontrolling interests	-	-	-	111	-	111

Comprehensive income (loss) attributable to Community Health Systems, Inc. stockholders	$96	$96	$213	$(227)	$(82)	$96

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Balance Sheet

December 31, 2016

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$-	$-	$162	$76	$-	$238
Patient accounts receivable, net of allowance for doubtful accounts	-	-	843	2,333	-	3,176
Supplies	-	-	324	156	-	480
Prepaid income taxes	17	-	-	-	-	17
Prepaid expenses and taxes	-	-	133	54	-	187
Other current assets	-	-	283	285	-	568

Total current assets	17	-	1,745	2,904	-	4,666

Intercompany receivable	295	14,966	667	6,985	(22,913)	-

Property and equipment, net	-	-	5,403	2,746	-	8,149

Goodwill	-	-	3,735	2,786	-	6,521

Other assets, net	15	-	2,820	995	(1,222)	2,608

Net investment in subsidiaries	1,728	22,205	8,607	-	(32,540)	-

Total assets	$2,055	$37,171	$22,977	$16,416	$(56,675)	$21,944

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$-	$149	$56	$250	$-	$455
Accounts payable	-	-	715	280	-	995
Accrued interest	-	205	1	1	-	207
Accrued liabilities	17	-	775	438	-	1,230

Total current liabilities	17	354	1,547	969	-	2,887

Long-term debt	-	14,018	233	538	-	14,789

Intercompany payable	-	19,811	17,508	13,393	(50,712)	-

Deferred income taxes	411	-	-	-	-	411

Other long-term liabilities	12	1,259	1,187	339	(1,222)	1,575

Total liabilities	440	35,442	20,475	15,239	(51,934)	19,662

Redeemable noncontrolling interests in equity of consolidated subsidiaries	-	-	-	554	-	554

Equity:
Community Health Systems, Inc. stockholders’ equity:
Common stock	1	-	-	-	-	1
Additional paid-in capital	1,975	676	1,080	816	(2,572)	1,975
Accumulated other comprehensive loss	(62)	(62)	(22)	(9)	93	(62)
(Accumulated deficit) retained earnings	(299)	1,115	1,444	(297)	(2,262)	(299)

Total Community Health Systems, Inc. stockholders’ equity	1,615	1,729	2,502	510	(4,741)	1,615
Noncontrolling interests in equity of consolidated subsidiaries	-	-	-	113	-	113

Total equity	1,615	1,729	2,502	623	(4,741)	1,728

Total liabilities and equity	$2,055	$37,171	$22,977	$16,416	$(56,675)	$21,944

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Balance Sheet

December 31, 2015

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$-	$-	$31	$153	$-	$184
Patient accounts receivable, net of allowance for doubtful accounts	-	-	924	2,687	-	3,611
Supplies	-	-	362	218	-	580
Prepaid income taxes	27	-	-	-	-	27
Prepaid expenses and taxes	-	-	128	69	-	197
Other current assets	-	-	336	231	-	567

Total current assets	27	-	1,781	3,358	-	5,166

Intercompany receivable	1,159	16,540	4,062	7,479	(29,240)	-

Property and equipment, net	-	-	6,311	3,801	-	10,112

Goodwill	-	-	5,501	3,464	-	8,965

Other assets, net	-	-	2,185	1,212	(1,045)	2,352

Net investment in subsidiaries	3,438	20,257	9,354	-	(33,049)	-

Total assets	$4,624	$36,797	$29,194	$19,314	$(63,334)	$26,595

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$-	$162	$49	$18	$-	$229
Accounts payable	-	-	785	473	-	1,258
Accrued interest	-	226	-	1	-	227
Accrued liabilities	4	-	824	530	-	1,358

Total current liabilities	4	388	1,658	1,022	-	3,072

Long-term debt	-	15,605	136	815	-	16,556

Intercompany payable	-	16,150	22,232	15,524	(53,906)	-

Deferred income taxes	593	-	-	-	-	593

Other long-term liabilities	8	1,216	1,196	322	(1,044)	1,698

Total liabilities	605	33,359	25,222	17,683	(54,950)	21,919

Redeemable noncontrolling interests in equity of consolidated subsidiaries	-	-	-	571	-	571

Equity:
Community Health Systems, Inc. stockholders’ equity:
Common stock	1	-	-	-	-	1
Additional paid-in capital	1,963	1,324	1,505	965	(3,794)	1,963
Treasury stock, at cost	(7)	-	-	-	-	(7)
Accumulated other comprehensive loss	(73)	(73)	(21)	(3)	97	(73)
Retained earnings	2,135	2,187	2,488	12	(4,687)	2,135

Total Community Health Systems, Inc. stockholders’ equity	4,019	3,438	3,972	974	(8,384)	4,019
Noncontrolling interests in equity of consolidated subsidiaries	-	-	-	86	-	86

Total equity	4,019	3,438	3,972	1,060	(8,384)	4,105

Total liabilities and equity	$4,624	$36,797	$29,194	$19,314	$(63,334)	$26,595

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2016

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
Net cash provided by (used in) operating activities	$14	$(335)	$1,322	$136	$-	$1,137

Cash flows from investing activities:
Acquisitions of facilities and other related equipment	-	-	(3)	(120)	-	(123)
Purchases of property and equipment	-	-	(519)	(225)	-	(744)
Proceeds from disposition of hospitals and other ancillary operations	-	-	16	127	-	143
Proceeds from sale of property and equipment	-	-	8	7	-	15
Purchases of available-for-sale securities	-	-	(263)	(242)	-	(505)
Proceeds from sales of available-for-sale securities	-	-	218	246	-	464
Proceeds from sale of investments in unconsolidated affiliates	-	-	403	-	-	403
Distribution from Quorum Health Corporation	-	1,219	-	-	-	1,219
Increase in other investments	-	-	(178)	(64)	-	(242)

Net cash provided by (used in) investing activities	-	1,219	(318)	(271)	-	630

Cash flows from financing activities:
Repurchase of restricted stock shares for payroll tax withholding requirements	(6)	-	-	-	-	(6)
Deferred financing costs and other debt-related costs	-	(26)	-	-	-	(26)
Redemption of noncontrolling investments in joint ventures	-	-	-	(19)	-	(19)
Distributions to noncontrolling investors in joint ventures	-	-	-	(92)	-	(92)
Proceeds from sale-lease back	-	-	147	12	-	159
Changes in intercompany balances with affiliates, net	(8)	801	(980)	187	-	-
Borrowings under credit agreements	-	4,848	28	3	-	4,879
Proceeds from receivables facility	-	-	-	107	-	107
Repayments of long-term indebtedness	-	(6,507)	(68)	(140)	-	(6,715)

Net cash (used in) provided by financing activities	(14)	(884)	(873)	58	-	(1,713)

Net change in cash and cash equivalents	-	-	131	(77)	-	54
Cash and cash equivalents at beginning of period	-	-	31	153	-	184

Cash and cash equivalents at end of period	$-	$-	$162	$76	$-	$238

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2015

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
Net cash (used in) provided by operating activities	$(25)	$159	$569	$218	$-	$921

Cash flows from investing activities:
Acquisitions of facilities and other related equipment	-	-	(21)	(36)	-	(57)
Purchases of property and equipment	-	-	(660)	(293)	-	(953)
Proceeds from disposition of hospitals and other ancillary operations	-	-	21	134	-	155
Proceeds from sale of property and equipment	-	-	7	8	-	15
Purchases of available-for-sale securities	-	-	(53)	(109)	-	(162)
Proceeds from sales of available-for-sale securities	-	-	46	110	-	156
Increase in other investments	-	-	(156)	(49)	-	(205)

Net cash used in investing activities	-	-	(816)	(235)	-	(1,051)

Cash flows from financing activities:
Proceeds from exercise of stock options	25	-	-	-	-	25
Repurchase of restricted stock shares for payroll tax withholding requirements	(20)	-	-	-	-	(20)
Stock buy-back	(159)	-	-	-	-	(159)
Deferred financing costs and other debt-related costs	-	(30)	-	-	-	(30)
Proceeds from noncontrolling investors in joint ventures	-	-	-	47	-	47
Redemption of noncontrolling investments in joint ventures	-	-	-	(36)	-	(36)
Distributions to noncontrolling investors in joint ventures	-	-	-	(100)	-	(100)
Changes in intercompany balances with affiliates, net	179	(181)	(57)	59	-	-
Borrowings under credit agreements	-	4,880	34	8	-	4,922
Proceeds from receivables facility	-	-	-	206	-	206
Repayments of long-term indebtedness	-	(4,828)	(69)	(153)	-	(5,050)

Net cash provided by (used in) financing activities	25	(159)	(92)	31	-	(195)

Net change in cash and cash equivalents	-	-	(339)	14	-	(325)
Cash and cash equivalents at beginning of period	-	-	370	139	-	509

Cash and cash equivalents at end of period	$-	$-	$31	$153	$-	$184

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2014

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
Net cash provided by operating activities	$176	$319	$919	$201	$-	$1,615

Cash flows from investing activities:
Acquisitions of facilities and other related equipment	-	-	(2,876)	(215)	-	(3,091)
Purchases of property and equipment	-	-	(577)	(276)	-	(853)
Proceeds from disposition of hospitals and other ancillary operations	-	-	3	85	-	88
Proceeds from sale of property and equipment	-	-	41	9	-	50
Purchases of available-for-sale securities	-	-	(23)	(240)	-	(263)
Proceeds from sales of available-for-sale securities	-	-	24	205	-	229
Increase in other investments	-	-	(352)	(159)	-	(511)

Net cash used in investing activities	-	-	(3,760)	(591)	-	(4,351)

Cash flows from financing activities:
Proceeds from exercise of stock options	65	-	-	-	-	65
Repurchase of restricted stock shares for payroll tax withholding requirements	(11)	-	-	-	-	(11)
Stock buy-back	(9)	-	-	-	-	(9)
Deferred financing costs and other debt-related costs	-	(276)	-	-	-	(276)
Proceeds from noncontrolling investors in joint ventures	-	-	-	10	-	10
Redemption of noncontrolling investments in joint ventures	-	-	-	(158)	-	(158)
Distributions to noncontrolling investors in joint ventures	-	-	-	(104)	-	(104)
Changes in intercompany balances with affiliates, net	(221)	(3,334)	3,017	538	-	-
Borrowings under credit agreements	-	9,081	34	16	-	9,131
Issuance of long-term debt	-	4,000	-	-	-	4,000
Proceeds from receivables facility	-	-	-	204	-	204
Repayments of long-term indebtedness	-	(9,790)	(89)	(101)	-	(9,980)

Net cash (used in) provided by financing activities	(176)	(319)	2,962	405	-	2,872

Net change in cash and cash equivalents	-	-	121	15	-	136
Cash and cash equivalents at beginning of period	-	-	249	124	-	373

Cash and cash equivalents at end of period	$-	$-	$370	$139	$-	$509

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

Management’s report on internal control over financial reporting is included herein at page 173.

The attestation report from Deloitte & Touche LLP, our independent registered public accounting firm, on our internal control over financial reporting is included herein at page 174.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. We have concluded that our internal control over financial reporting was effective as of December 31, 2016, based on these criteria.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Community Health Systems, Inc.

Franklin, Tennessee

We have audited the internal control over financial reporting of Community Health Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2016 of the Company and our report dated February 21, 2017 expressed an unqualified opinion on those financial statements and schedule.

/s/ Deloitte & Touche LLP

Nashville, Tennessee

February 21, 2017

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

The committee report of the Audit and Compliance Committee of the Board of Directors is presented below. The other information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Stockholders of the Company scheduled to be held on May 16, 2017, under “General Information,” “Members of the Board of Directors,” “Information About our Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

Based on the Audit and Compliance Committee’s discussions with management and the independent registered public accounting firm and the Audit and Compliance Committee’s review of the representations of management and the materials it received from the independent registered public accounting firm as described above, the Audit and Compliance Committee recommended to the Board of Directors that the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for filing with the SEC.

This report is respectfully submitted by the Audit and Compliance Committee of the Board of Directors.

THE AUDIT AND COMPLIANCE COMMITTEE

John A. Clerico, Chair

James S. Ely III

John A. Fry

H. James Williams, Ph.D.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Stockholders of the Company scheduled to be held on May 16, 2017 under “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Director Compensation,” and “Compensation Committee Report.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Stockholders of the Company scheduled to be held on May 16, 2017 under “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Stockholders of the Company scheduled to be held on May 16, 2017 under “General Information” and “Relationships and Certain Transactions Between the Company and Its Officers, Directors and 5% Beneficial Owners and Their Family Members.”

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Stockholders of the Company scheduled to be held on May 16, 2017 under “Fees Paid to Auditors” and “Pre-Approval of Audit and Non-Audit Services.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

Item 15(a) 1. Financial Statements

Reference is made to the index of financial statements and supplementary data under Item 8 in Part II.

Item 15(a) 2. Financial Statement Schedules

The following financial statement schedule is filed as part of this Form 10-K at page 196 hereof:

Schedule II — Valuation and Qualifying Accounts

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

Item 15(a)(3):

The following exhibits are either filed with this Report or incorporated herein by reference.

No.	Description
2.1	Agreement and Plan of Merger, dated as of July 29, 2013, by and among Health Management Associates, Inc., Community Health Systems, Inc. and FWCT-2 Acquisition Corporation (incorporated by reference to Exhibit 2.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 30, 2013 (No. 001-15925))

2.2	Amendment and Consent to Agreement and Plan of Merger, dated as of September 24, 2013, by and among Health Management Associates, Inc., Community Health Systems, Inc. and FWCT-2 Acquisition Corporation (incorporated by reference to Exhibit 2.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed September 25, 2013 (No. 001-15925))

2.3	Separation and Distribution Agreement, dated April 29, 2016, by and between Community Health Systems, Inc. and Quorum Health Corporation (incorporated by reference to Exhibit 2.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed May 2, 2016 (No. 001-15925))

2.4	Tax Matters Agreement, dated April 29, 2016, by and between Community Health Systems, Inc. and Quorum Health Corporation (incorporated by reference to Exhibit 2.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed May 2, 2016 (No. 001-15925))

2.5	Employee Matters Agreement, dated April 29, 2016, by and between Community Health Systems, Inc. and Quorum Health Corporation (incorporated by reference to Exhibit 2.3 to Community Health Systems, Inc.’s Current Report on Form 8-K filed May 2, 2016 (No. 001-15925))

2.6	Amendment to the Employee Matters Agreement, effective as of April 29, 2016, by and between Community Health Systems, Inc. and Quorum Health Corporation (incorporated by reference to Exhibit 2.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q filed November 2, 2016 (No. 001-15925))

3.1	Form of Restated Certificate of Incorporation of Community Health Systems, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to Community Health Systems, Inc.’s Registration Statement on Form S-1/A filed June 8, 2000 (No. 333-31790))

No.	Description
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Community Health Systems, Inc., dated May 18, 2010 (incorporated by reference to Exhibit 3.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed May 20, 2010 (No. 001-15925))

3.3	Amended and Restated By-laws of Community Health Systems, Inc. (as of December 7, 2016) (incorporated by reference to Exhibit 3.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed December 12, 2016 (No. 001-15925))

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed May 7, 2014 (No. 001-15925))

4.2	Stockholder Protection Rights Agreement, dated as of October 3, 2016, between Community Health Systems, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent, including as Exhibit A the forms of Rights Certificate and of Election to Exercise and as Exhibit B the Form of Certificate of Designation and Terms of Participating Preferred Stock of the Company (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed October 3, 2016 (No. 001-15925))

4.3	Senior Notes Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of November 22, 2011, by and among CHS/Community Health Systems, Inc., the Guarantors party thereto and Regions Bank, as successor Trustee (incorporated by reference to Exhibit 4.6 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011 filed February 23, 2012 (No. 001-15925))

4.4	Form of 8.000% Senior Note due 2019 (included in Exhibit 4.3)

4.5	Registration Rights Agreement relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of November 22, 2011, by and among CHS/Community Health Systems, Inc., the Guarantors party thereto and the Initial Purchasers (incorporated by reference to Exhibit 4.8 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011 filed February 23, 2012 (No. 001-15925))

4.6	First Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of January 31, 2012, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.35 to Community Health Systems, Inc.’s Registration Statement on Form S-4/A filed April 2, 2012 (No. 333-180265))

4.7	Second Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of March 31, 2012, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.36 to Community Health Systems, Inc.’s Registration Statement on Form S-4/A filed April 2, 2012 (No. 333-180265))

4.8	Third Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of May 15, 2012, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 18, 2012 (No. 001-15925))

4.9	Fourth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of September 30, 2012, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as successor Trustee (incorporated by reference to Exhibit 4.5 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed November 1, 2012 (No. 001-15925))

No.	Description
4.10	Fifth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of March 31, 2013, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as successor Trustee (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed April 30, 2013 (No. 001-15925))

4.11	Sixth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of September 30, 2013, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as successor Trustee (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed October 31, 2013 (No. 001-15925))

4.12	Seventh Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of February 12, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as successor Trustee (incorporated by reference to Exhibit 4.12 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 filed February 26, 2014 (No. 001-15925))

4.13	Eighth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of June 30, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as successor Trustee (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed August 1, 2014 (No. 001-15925))

4.14	Ninth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of December 1, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as successor Trustee (incorporated by reference to Exhibit 4.14 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014 filed February 25, 2015 (No. 001-15925))

4.15	Tenth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of March 31, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as successor Trustee (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed May 6, 2015 (No. 001-15925))

4.16	Eleventh Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of June 30, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as successor Trustee (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed August 4, 2015 (No. 001-15925))

4.17	Twelfth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of September 30, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as successor Trustee (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed November 3, 2015 (No. 001-15925))

No.	Description
4.18	Thirteenth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of December 31, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as successor Trustee (incorporated by reference to Exhibit 4.17 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015 filed February 17, 2016 (No. 001-15925))

4.19	Fourteenth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of March 31, 2016, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as successor Trustee (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed May 3, 2016 (No. 001-15925))

4.20	Fifteenth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of September 30, 2016, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as successor Trustee (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 filed November 2, 2016 (No. 001-15925))

4.21	Senior Notes Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of July 18, 2012, by and among CHS/Community Health Systems, Inc., the Guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 18, 2012 (No. 001-15925))

4.22	Form of 7.125% Senior Note due 2020 (included in Exhibit 4.21)

4.23	First Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of September 30, 2012, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.6 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed November 1, 2012 (No. 001-15925))

4.24	Second Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of March 31, 2013, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed April 30, 2013 (No. 001-15925))

4.25	Third Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of September 30, 2013, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed October 31, 2013 (No. 001-15925))

4.26	Fourth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of February 12, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.19 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 filed February 26, 2014 (No. 001-15925))

No.	Description
4.27	Fifth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of June 30, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed August 1, 2014 (No. 001-15925))

4.28	Sixth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of December 1, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.23 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014 filed February 25, 2015 (No. 001-15925))

4.29	Seventh Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of March 31, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed May 6, 2015 (No. 001-15925))

4.30	Eighth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of June 30, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed August 4, 2015 (No. 001-15925))

4.31	Ninth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of September 30, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed November 3, 2015 (No. 001-15925))

4.32	Tenth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of December 31, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.29 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015 filed February 17, 2016 (No. 001-15925))

4.33	Eleventh Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of March 31, 2016, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed May 3, 2016 (No. 001-15925))

4.34	Twelfth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of September 30, 2016, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30 , 2016 filed November 2, 2016 (No. 001-15925))

4.35	Senior Secured Notes Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2018, dated as of August 17, 2012, by and among CHS/Community Health Systems, Inc., the Guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed August 20, 2012 (No. 001-15925))

4.36	Form of 5.125% Senior Secured Note due 2018 (included in Exhibit 4.35)

No.	Description
4.37	First Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2018, dated as of September 30, 2012, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.7 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed November 1, 2012 (No. 001-15925))

4.38	Second Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2018, dated as of March 31, 2013, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.3 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed April 30, 2013 (No. 001-15925))

4.39	Third Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2018, dated as of September 30, 2013, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.3 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed October 31, 2013 (No. 001-15925))

4.40	Fourth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2018, dated as of February 12, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.26 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 filed February 26, 2014 (No. 001-15925))

4.41	Fifth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2018, dated as of June 30, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.3 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed August 1, 2014 (No. 001-15925))

4.42	Sixth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2018, dated as of December 1, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.32 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014 filed February 25, 2015 (No. 001-15925))

4.43	Seventh Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2018, dated as of March 31, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.3 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed May 6, 2015 (No. 001-15925))

4.44	Eighth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2018, dated as of June 30, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.3 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed August 4, 2015 (No. 001-15925))

No.	Description
4.45	Ninth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2018, dated as of September 30, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.3 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed November 3, 2015 (No. 001-15925))

4.46	Tenth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2018, dated as of December 31, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.41 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015 filed February 17, 2016 (No. 001-15925))

4.47	Eleventh Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2018, dated as of March 31, 2016, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.3 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed May 3, 2016 (No. 001-15925))

4.48	Twelfth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2018, dated as of September 30, 2016, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.3 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 filed November 2, 2016 (No. 001-15925))

4.49	Amendment No. 1 and Reaffirmation Agreement, dated as of August 17, 2012, relating to the Amended and Restated Guarantee and Collateral Agreement, dated as of July 25, 2007, as amended and restated as of November 5, 2010, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the guarantors party thereto, and Credit Suisse AG, as Collateral Trustee (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed November 1, 2012 (No. 001-15925))

4.50	First Lien Intercreditor Agreement, dated as of August 17, 2012, among Credit Suisse AG, as Collateral Agent, Credit Suisse AG, as authorized representative, Regions Bank, as Trustee and authorized representative, and the additional authorized representatives party thereto (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed November 1, 2012 (No. 001-15925))

4.51	Copyright Security Agreement, dated as of August 17, 2012, among Community Health Systems, Inc., CHS Washington Holdings, LLC, Northwest Hospital, LLC, Quorum Health Resources, LLC, and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.3 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed November 1, 2012 (No. 001-15925))

4.52	Trademark Security Agreement, dated as of August 17, 2012, among CHS/Community Health Systems, Inc., Blue Island Hospital Company, LLC, CHS Washington Holdings, LLC, Quorum Health Resources, LLC, Triad Healthcare Corporation, Youngstown Ohio Hospital Company, LLC, and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed November 1, 2012 (No. 001-15925))

No.	Description
4.53	Senior Secured Notes Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2021, dated as of January 27, 2014, by and among FWCT-2 Escrow Corporation, Regions Bank, as Trustee, and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 28, 2014 (No. 001-15925))

4.54	Form of 5.125% Senior Secured Note due 2021 (included in Exhibit 4.53)

4.55	First Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2021, dated as of January 27, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee, and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 28, 2014 (No. 001-15925))

4.56	Second Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2021, dated as of June 30, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed August 1, 2014 (No. 001-15925))

4.57	Third Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2021, dated as of December 1, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.41 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014 filed February 25, 2015 (No. 001-15925))

4.58	Fourth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2021, dated as of March 31, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed May 6, 2015 (No. 001-15925))

4.59	Fifth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2021, dated as of June 30, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed August 4, 2015 (No. 001-15925))

4.60	Sixth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2021, dated as of September 30, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed November 3, 2015 (No. 001-15925))

4.61	Seventh Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2021, dated as of December 31, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.54 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015 filed February 17, 2016 (No. 001-15925))

No.	Description
4.62	Eighth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2021, dated as of March 31, 2016, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed May 3, 2016 (No. 001-15925))

4.63	Ninth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2021, dated as of September 30, 2016, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 filed November 2, 2016 (No. 001-15925))

4.64	Senior Notes Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Notes due 2022, dated as of January 27, 2014, by and among FWCT-2 Escrow Corporation and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.3 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 28, 2014 (No. 001-15925))

4.65	Form of 6.875% Senior Note due 2022 (included in Exhibit 4.64)

4.66	First Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Notes due 2022, dated as of January 27, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 28, 2014 (No. 001-15925))

4.67	Second Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Notes due 2022, dated as of June 30, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.5 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed August 1, 2014 (No. 001-15925))

4.68	Third Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Notes due 2022, dated as of December 1, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.46 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014 filed February 25, 2015 (No. 001-15925))

4.69	Fourth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Notes due 2022, dated as of March 31, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.5 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed May 6, 2015 (No. 001-15925))

4.70	Fifth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Notes due 2022, dated as of June 30, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.5 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed August 4, 2015 (No. 001-15925))

4.71	Sixth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Notes due 2022, dated as of September 30, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.5 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed November 3, 2015 (No. 001-15925))

No.	Description
4.72	Seventh Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Notes due 2022, dated as of December 31, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.63 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015 filed February 17, 2016 (No. 001-15925))

4.73	Eighth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Notes due 2022, dated as of March 31, 2016, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.5 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed May 3, 2016 (No. 001-15925))

4.74	Ninth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Notes due 2022, dated as of September 30, 2016, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.5 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 filed November 2, 2016 (No. 001-15925))

4.75	Secured Notes Registration Rights Agreement, dated as of January 27, 2014, by and among FWCT-2 Escrow Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse Securities (USA) LLC, each as a representative of the initial purchasers (incorporated by reference to Exhibit 4.5 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 28, 2014 (No. 001-15925))

4.76	Unsecured Notes Registration Rights Agreement, dated as of January 27, 2014, by and among FWCT-2 Escrow Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse Securities (USA) LLC, each as a representative of the initial purchasers (incorporated by reference to Exhibit 4.6 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 28, 2014 (No. 001-15925))

4.77	Secured Notes Registration Rights Agreement Joinder, dated as of January 27, 2014, by and among CHS/Community Health Systems, Inc., the subsidiaries party thereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse Securities (USA) LLC, each as a representative of the initial purchasers thereto (incorporated by reference to Exhibit 4.7 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 28, 2014 (No. 001-15925))

4.78	Unsecured Notes Registration Rights Agreement Joinder, dated as of January 27, 2014, by and among CHS/Community Health Systems, Inc., the subsidiaries party thereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse Securities (USA) LLC, each as a representative of the initial purchasers (incorporated by reference to Exhibit 4.8 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 28, 2014 (No. 001-15925))

10.1	Amended and Restated Guarantee and Collateral Agreement, dated as of July 25, 2007, as amended and restated as of November 5, 2010, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the subsidiaries of CHS/Community Health Systems, Inc. from time to time party thereto and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 10.3 to Community Health Systems, Inc.’s Current Report on Form 8-K filed November 9, 2010 (No. 001-15925))

10.2	Third Amendment and Restatement Agreement, dated as of January 27, 2014, to the Credit Agreement dated as of July 25, 2007, as amended and restated as of November 5, 2010 and as of February 2, 2012, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the subsidiaries of CHS/Community Health Systems, Inc. party thereto, the lenders party thereto and Credit Suisse AG, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 28, 2014 (No. 001-15925))

No.	Description
10.3	Third Amended and Restated Credit Agreement, dated as of January 27, 2014, to the Credit Agreement dated as of July 25, 2007, as amended and restated as of November 5, 2010 and as of February 2, 2012, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the subsidiaries of CHS/Community Health Systems, Inc. party thereto, the lenders party thereto and Credit Suisse AG, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 28, 2014 (No. 001-15925))

10.4	Amendment No. 1 and Incremental Term Loan Assumption Agreement, dated as of March 9, 2015, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the subsidiary guarantors party thereto, the lenders party thereto and Credit Suisse AG, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed March 10, 2015 (No. 001-15925))

10.5	Incremental Term Loan Assumption Agreement, dated as of May 18, 2015, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the subsidiary guarantors party thereto, the lenders party thereto and Credit Suisse AG, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed May 18, 2015 (No. 001-15925))

10.6	Amendment No. 2, dated as of December 5, 2016, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the subsidiary guarantors party thereto, the lenders party thereto and Credit Suisse AG, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed December 6, 2016 (No. 001-15925))

10.7	Contingent Value Rights Agreement, dated as of January 27, 2014, by and between Community Health Systems, Inc. and American Stock Transfer & Trust Company, LLC, as Trustee (incorporated by reference to Exhibit 10.3 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 28, 2014 (No. 001-15925))

10.8	Receivables Sale Agreement, dated as of March 21, 2012, among CHS/Community Health Systems, Inc., the originators party thereto and CHSPSC, LLC (formerly Community Health Systems Professional Services Corporation), as Collection Agent (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed March 23, 2012 (No. 001-15925))

10.9	Receivables Purchase and Contribution Agreement, dated as of March 21, 2012, among CHS/Community Health Systems, Inc., CHS Receivables Funding, LLC and CHSPSC, LLC (formerly Community Health Systems Professional Services Corporation), as Collection Agent (incorporated by reference to Exhibit 10.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed March 23, 2012 (No. 001-15925))

10.10	Receivables Loan Agreement, dated as of March 21, 2012, among CHS Receivables Funding, LLC, the lenders party thereto, the managing agents party thereto, Crédit Agricole Corporate and Investment Bank, as Administrative Agent, and CHSPSC, LLC (formerly Community Health Systems Professional Services Corporation), as Collection Agent (incorporated by reference to Exhibit 10.3 to Community Health Systems, Inc.’s Current Report on Form 8-K filed March 23, 2012 (No. 001-15925))

No.	Description
10.11	First Omnibus Amendment, dated July 30, 2012, to the Receivables Sale Agreement among CHS/Community Health Systems, Inc., the originators party thereto and CHSPSC, LLC, as Collection Agent, to the Receivables Purchase and Contribution Agreement among CHS/Community Health Systems, Inc., CHS Receivables Funding, LLC and CHSPSC, LLC, as Collection Agent, and to the Receivables Loan Agreement among CHS Receivables Funding, LLC, the lenders party thereto, the managing agents party thereto, Crédit Agricole Corporate and Investment Bank, as Administrative Agent, and CHSPSC, LLC, as Collection Agent, all dated as of March 21, 2012 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed November 1, 2012 (No. 001-15925))

10.12	Second Omnibus Amendment, dated March 7, 2013, to the Receivables Sale Agreement among CHS/Community Health Systems, Inc., the originators party thereto and CHSPSC, LLC, as Collection Agent, to the Receivables Purchase and Contribution Agreement among CHS/Community Health Systems, Inc., CHS Receivables Funding, LLC and CHSPSC, LLC, as Collection Agent, and to the Receivables Loan Agreement among CHS Receivables Funding, LLC, the lenders party thereto, the managing agents party thereto, Crédit Agricole Corporate and Investment Bank, as Administrative Agent, and CHSPSC, LLC, as Collection Agent, all dated as of March 21, 2012 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed March 8, 2013 (No. 001-15925))

10.13	Third Omnibus Amendment, dated March 31, 2014, to the Receivables Sale Agreement among CHS/Community Health Systems, Inc., the originators party thereto and CHSPSC, LLC, as Collection Agent, to the Receivables Purchase and Contribution Agreement among CHS/Community Health Systems, Inc., CHS Receivables Funding, LLC and CHSPSC, LLC, as Collection Agent, and to the Receivables Loan Agreement among CHS Receivables Funding, LLC, the lenders party thereto, the managing agents party thereto, Crédit Agricole Corporate and Investment Bank, as Administrative Agent, and CHSPSC, LLC, as Collection Agent, all dated as of March 21, 2012 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed April 1, 2014 (No. 001-15925))

10.14	Fourth Amendment, dated August 29, 2014, to the Receivables Loan Agreement among CHS Receivables Funding, LLC, the lenders party thereto, the managing agents party thereto, Crédit Agricole Corporate and Investment Bank, as Administrative Agent, and CHSPSC, LLC, as Collection Agent, all dated as of March 21, 2012 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 filed November 4, 2014 (No. 001-15925))

10.15	Fifth Amendment, dated February 28, 2015, to the Receivables Loan Agreement among CHS Receivables Funding, LLC, the lenders party thereto, the managing agents party thereto, Crédit Agricole Corporate and Investment Bank, as Administrative Agent, and CHSPSC, LLC, as Collection Agent, all dated as of March 21, 2012 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed May 6, 2015 (No. 001-15925))

10.16	Fourth Omnibus Amendment, dated March 31, 2015, to the Receivables Sale Agreement among CHS/Community Health Systems, Inc., the originators party thereto and CHSPSC, LLC, as Collection Agent, to the Receivables Purchase and Contribution Agreement among CHS/Community Health Systems, Inc., CHS Receivables Funding, LLC and CHSPSC, LLC, as Collection Agent, and to the Receivables Loan Agreement among CHS Receivables Funding, LLC, the lenders party thereto, the managing agents party thereto, Crédit Agricole Corporate and Investment Bank, as Administrative Agent, and CHSPSC, LLC, as Collection Agent, all dated as of March 21, 2012 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed April 1, 2015 (No. 001-15925))

No.	Description
10.17	Fifth Omnibus Amendment, dated November 13, 2015, to the Receivables Sale Agreement among CHS/Community Health Systems, Inc., the originators party thereto and CHSPSC, LLC, as Collection Agent, to the Receivables Purchase and Contribution Agreement among CHS/Community Health Systems, Inc., CHS Receivables Funding, LLC and CHSPSC, LLC, as Collection Agent, and to the Receivables Loan Agreement among CHS Receivables Funding, LLC, the lenders party thereto, the managing agents party thereto, Crédit Agricole Corporate and Investment Bank, as Administrative Agent, and CHSPSC, LLC, as Collection Agent, all dated as of March 21, 2012 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed November 13, 2015 (No. 001-15925))

10.18	Sixth Omnibus Amendment, dated November 18, 2016, to the Receivables Sale Agreement among CHS/Community Health Systems, Inc., the originators party thereto and CHSPSC, LLC, as Collection Agent, to the Receivables Purchase and Contribution Agreement among CHS/Community Health Systems, Inc., CHS Receivables Funding, LLC and CHSPSC, LLC, as Collection Agent, and to the Receivables Loan Agreement among CHS Receivables Funding, LLC, the lenders party thereto, the managing agents party thereto, Crédit Agricole Corporate and Investment Bank, as Administrative Agent, and CHSPSC, LLC, as Collection Agent, all dated as of March 21, 2012 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed November 21, 2016 (No. 001-15925))

10.19 *	Sixth Amendment, dated December 16 , 2016, to the Receivables Loan Agreement among CHS Receivables Funding, LLC, the lenders party thereto, the managing agents party thereto, Crédit Agricole Corporate and Investment Bank, as Administrative Agent, and CHSPSC, LLC, as Collection Agent, all dated as of March 21, 2012

10.20 †	Form of Indemnification Agreement between Community Health Systems, Inc. and its directors and executive officers (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to Community Health Systems, Inc.’s Registration Statement on Form S-1/A filed May 2, 2000 (No. 333-31790))

10.21 †	CHS/Community Health Systems, Inc. Amended and Restated Supplemental Executive Retirement Plan, as amended and restated as of January 1, 2009 (incorporated by reference to Exhibit 10.13 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

10.22 †	Amendment No. 1, dated as of September 13, 2011, to the CHS/Community Health Systems, Inc. Amended and Restated Supplemental Executive Retirement Plan, as amended and restated as of January 1, 2009 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed October 28, 2011 (No. 001-15925))

10.23 †	Amendment No. 2, dated as of January 1, 2014, to the CHS/Community Health Systems, Inc. Amended and Restated Supplemental Executive Retirement Plan, as amended and restated as of January 1, 2009 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed May 7, 2014 (No. 001-15925))

10.24 †	Community Health Systems Supplemental Executive Benefits, amended and restated effective April 1, 2015(incorporated by reference to Exhibit 10.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed August 4, 2015 (No. 001-15925))

No.	Description
10.25 †	Supplemental Executive Retirement Plan Trust, dated June 1, 2005, by and between CHS/Community Health Systems, Inc., as grantor, and Wachovia Bank, N.A., as Trustee (incorporated by reference to Exhibit 10.3 to Community Health Systems, Inc.’s Current Report on Form 8-K filed June 1, 2005 (No. 001-15925))

10.26 †	CHS/Community Health Systems, Inc. Deferred Compensation Plan, amended and restated effective January 1, 2014 (incorporated by reference to Exhibit 10.25 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 filed February 26, 2014 (No. 001-15925))

10.27 †	Community Health Systems Deferred Compensation Plan Trust, amended and restated effective February 26, 1999 (incorporated by reference to Exhibit 10.18 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 filed March 27, 2003 (No. 001-15925))

10.28 †	CHS NQDCP, effective as of September 1, 2009 (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Registration Statement on Form S-8 filed December 11, 2009 (No. 333-163691))

10.29 †	CHS NQDCP Adoption Agreement, executed as of August 11, 2009 (incorporated by reference to Exhibit 4.3 to Community Health Systems, Inc.’s Registration Statement on Form S-8 filed December 11, 2009 (No. 333-163691))

10.30 †	Guarantee, dated December 9, 2009, made by Community Health Systems, Inc. in favor of CHS/Community Health Systems, Inc. with respect to CHS/Community Health Systems, Inc.’s payment obligations under the CHS/Community Health Systems, Inc. Deferred Compensation Plan and the NQDCP (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.’s Registration Statement on Form S-8 filed December 11, 2009 (No. 333-163691))

10.31 †	Community Health Systems, Inc. 2004 Employee Performance Incentive Plan, as amended and restated as of February 26, 2014 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed August 1, 2014 (No. 001-15925))

10.32 †	Community Health Systems, Inc. Directors’ Fees Deferral Plan, as amended and restated as of December 10, 2008 (incorporated by reference to Exhibit 10.15 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

10.33 †	Community Health Systems, Inc. 2000 Stock Option and Award Plan, as amended and restated as of March 20, 2013 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed July 31, 2013 (No. 001-15925))

10.34 †	Form of Nonqualified Stock Option Agreement (Employee) for Community Health Systems, Inc. 2000 Stock Option and Award Plan (incorporated by reference to Exhibit 10.15 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009 filed February 26, 2010 (No. 001-15925))

10.35 †	Community Health Systems, Inc. 2009 Stock Option and Award Plan, as amended and restated as of March 16, 2016 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed May 19, 2016 (No. 001-15925))

10.36 †	Form of Nonqualified Stock Option Agreement (Employee) for Community Health Systems, Inc. 2009 Stock Option and Award Plan (incorporated by reference to Exhibit 10.39 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 filed February 26, 2014 (No. 001-15925))

No.	Description
10.37 †	Form of Restricted Stock Award Agreement for Community Health Systems, Inc. 2009 Stock Option and Award Plan (incorporated by reference to Exhibit 10.3 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed July 31, 2013 (No. 001-15925))

10.38 †	Form of Performance Based Restricted Stock Award Agreement (Most Highly Compensated Executive Officers) for Community Health Systems, Inc. 2009 Stock Option and Award Plan (for awards granted from January 1, 2014 through February 29, 2016)(incorporated by reference to Exhibit 10.4 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed July 31, 2013 (No. 001-15925))

10.39 †	Form of Performance Based Restricted Stock Award Agreement (Most Highly Compensated Executive Officers) for Community Health Systems, Inc. 2009 Stock Option and Award Plan (for awards granted from March 1, 2016 through February 28, 2017)(incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed May 3, 2016 (No. 001-15925))

10.40 †	Form of Performance Based Restricted Stock Award Agreement (Special Purpose) for Community Health Systems, Inc. 2009 Stock Option and Award Plan (incorporated by reference to Exhibit 10.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed May 7, 2014 (No. 001-15925))

10.41 †	Form of Director Restricted Stock Unit Award Agreement for Community Health Systems, Inc. 2009 Stock Option and Award Plan (incorporated by reference to Exhibit 10.5 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed July 31, 2013 (No. 001-15925))

10.42 †	Form of Amended and Restated Change in Control Severance Agreement effective December 31, 2008 (incorporated by reference to Exhibit 10.22 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

10.43 †	Form of Change in Control Severance Agreement (for executive officers appointed since January 1, 2009) (incorporated by reference to Exhibit 10.3 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed May 7, 2014 (No. 001-15925))

10.44	Participation Agreement entered into as of January 1, 2005, by and between Community Health Systems Professional Services Corporation and HealthTrust Purchasing Group, L.P. (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 7, 2005 (No. 001-15925))

10.45	Amendment effective as of January 1, 2015, by and between CHSPSC, LLC and HealthTrust Purchasing Group, L.P., to Participation Agreement entered into as of January 1, 2005, by and between Community Health Systems Professional Services Corporation and HealthTrust Purchasing Group, L.P. (incorporated by reference to Exhibit 10.36 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014 filed February 25, 2015 (No. 001-15925))

10.46 †	Consultancy Agreement, dated December 31, 2016, by and between CHSPSC, LLC and David L. Miller (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 3, 2017 (No. 001-15925))

No.		Description
12 *		Computation of Ratio of Earnings to Fixed Charges

21 *		List of Subsidiaries

23.1 *		Consent of Deloitte & Touche LLP

31.1 *		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1		Corporate Integrity Agreement, dated July 28, 2014, between Community Health Systems, Inc. and the Office of Inspector General of the United States Department of Health and Human Services (incorporated by referent to Exhibit 99.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 filed November 4, 2014 (No. 001-15925))

99.2 *		Order Approving Derivative Settlement and Order of Dismissal with Prejudice, dated January 17, 2017 and Stipulation of Settlement, dated November 18, 2016

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase

101.LAB	*	XBRL Taxonomy Extension Label Linkbase

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
†	Indicates a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY HEALTH SYSTEMS, INC.

By:	/s/ Wayne T. Smith
Wayne T. Smith
Chairman of the Board
and Chief Executive Officer

Date: February 21, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ WAYNE T. SMITH Wayne T. Smith	Chief Executive Officer and Director (principal executive officer)	February 21, 2017

/s/ W. LARRY CASH W. Larry Cash	President of Financial Services, Chief Financial Officer and Director (principal financial officer)	February 21, 2017

/s/ KEVIN J. HAMMONS Kevin J. Hammons	Senior Vice President and Chief Accounting Officer (principal accounting officer)	February 21, 2017

/s/ JOHN A. CLERICO John A. Clerico	Director	February 21, 2017

/s/ JAMES S. ELY III James S. Ely III	Director	February 21, 2017

/s/ JOHN A. FRY John A. Fry	Director	February 21, 2017

/s/ WILLIAM NORRIS JENNINGS, M.D. William Norris Jennings, M.D.	Director	February 21, 2017

/s/ JULIA B. NORTH Julia B. North	Director	February 21, 2017

/s/ H. MITCHELL WATSON, JR. H. Mitchell Watson, Jr.	Director	February 21, 2017

/s/ H. JAMES WILLIAMS, PH.D. H. James Williams, Ph.D.	Director	February 21, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Community Health Systems, Inc.

Franklin, Tennessee

We have audited the consolidated financial statements of Community Health Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and for each of the three years in the period ended December 31, 2016, and the Company’s internal control over financial reporting as of December 31, 2016, and have issued our reports thereon dated February 21, 2017; such reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Nashville, Tennessee

February 21, 2017

Community Health Systems, Inc. and Subsidiaries

Schedule II — Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Acquisitions and Dispositions	Charged to Costs and Expenses	Write-offs	Balance at End of Year
	(In millions)
Year ended December 31, 2016 allowance for doubtful accounts	$4,110	$(365)	$2,849	$(2,821)	$3,773
Year ended December 31, 2015 allowance for doubtful accounts	$3,504	$(17)	$3,168	$(2,545)	$4,110
Year ended December 31, 2014 allowance for doubtful accounts	$2,438	$960	$3,022	$(2,916)	$3,504

Exhibit Index

No.	Description
2.1	Agreement and Plan of Merger, dated as of July 29, 2013, by and among Health Management Associates, Inc., Community Health Systems, Inc. and FWCT-2 Acquisition Corporation (incorporated by reference to Exhibit 2.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 30, 2013 (No. 001-15925))

2.2	Amendment and Consent to Agreement and Plan of Merger, dated as of September 24, 2013, by and among Health Management Associates, Inc., Community Health Systems, Inc. and FWCT-2 Acquisition Corporation (incorporated by reference to Exhibit 2.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed September 25, 2013 (No. 001-15925))

2.3	Separation and Distribution Agreement, dated April 29, 2016, by and between Community Health Systems, Inc. and Quorum Health Corporation (incorporated by reference to Exhibit 2.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed May 2, 2016 (No. 001-15925))

2.4	Tax Matters Agreement, dated April 29, 2016, by and between Community Health Systems, Inc. and Quorum Health Corporation (incorporated by reference to Exhibit 2.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed May 2, 2016 (No. 001-15925))

2.5	Employee Matters Agreement, dated April 29, 2016, by and between Community Health Systems, Inc. and Quorum Health Corporation (incorporated by reference to Exhibit 2.3 to Community Health Systems, Inc.’s Current Report on Form 8-K filed May 2, 2016 (No. 001-15925))

2.6	Amendment to the Employee Matters Agreement, effective as of April 29, 2016, by and between Community Health Systems, Inc. and Quorum Health Corporation (incorporated by reference to Exhibit 2.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q filed November 2, 2016 (No. 001-15925))

3.1	Form of Restated Certificate of Incorporation of Community Health Systems, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to Community Health Systems, Inc.’s Registration Statement on Form S-1/A filed June 8, 2000 (No. 333-31790))

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Community Health Systems, Inc., dated May 18, 2010 (incorporated by reference to Exhibit 3.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed May 20, 2010 (No. 001-15925))

3.3	Amended and Restated By-laws of Community Health Systems, Inc. (as of December 7, 2016) (incorporated by reference to Exhibit 3.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed December 12, 2016 (No. 001-15925))

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed May 7, 2014 (No. 001-15925))

4.2	Stockholder Protection Rights Agreement, dated as of October 3, 2016, between Community Health Systems, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent, including as Exhibit A the forms of Rights Certificate and of Election to Exercise and as Exhibit B the Form of Certificate of Designation and Terms of Participating Preferred Stock of the Company (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed October 3, 2016 (No. 001-15925))

No.	Description
4.3	Senior Notes Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of November 22, 2011, by and among CHS/Community Health Systems, Inc., the Guarantors party thereto and Regions Bank, as successor Trustee (incorporated by reference to Exhibit 4.6 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011 filed February 23, 2012 (No. 001-15925))

4.4	Form of 8.000% Senior Note due 2019 (included in Exhibit 4.3)

4.5	Registration Rights Agreement relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of November 22, 2011, by and among CHS/Community Health Systems, Inc., the Guarantors party thereto and the Initial Purchasers (incorporated by reference to Exhibit 4.8 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011 filed February 23, 2012 (No. 001-15925))

4.6	First Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of January 31, 2012, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.35 to Community Health Systems, Inc.’s Registration Statement on Form S-4/A filed April 2, 2012 (No. 333-180265))

4.7	Second Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of March 31, 2012, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.36 to Community Health Systems, Inc.’s Registration Statement on Form S-4/A filed April 2, 2012 (No. 333-180265))

4.8	Third Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of May 15, 2012, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 18, 2012 (No. 001-15925))

4.9	Fourth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of September 30, 2012, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as successor Trustee (incorporated by reference to Exhibit 4.5 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed November 1, 2012 (No. 001-15925))

4.10	Fifth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of March 31, 2013, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as successor Trustee (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed April 30, 2013 (No. 001-15925))

4.11	Sixth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of September 30, 2013, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as successor Trustee (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed October 31, 2013 (No. 001-15925))

4.12	Seventh Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of February 12, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as successor Trustee (incorporated by reference to Exhibit 4.12 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 filed February 26, 2014 (No. 001-15925))

No.	Description
4.13	Eighth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of June 30, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as successor Trustee (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed August 1, 2014 (No. 001-15925))

4.14	Ninth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of December 1, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as successor Trustee (incorporated by reference to Exhibit 4.14 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014 filed February 25, 2015 (No. 001-15925))

4.15	Tenth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of March 31, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as successor Trustee (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed May 6, 2015 (No. 001-15925))

4.16	Eleventh Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of June 30, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as successor Trustee (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed August 4, 2015 (No. 001-15925))

4.17	Twelfth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of September 30, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as successor Trustee (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed November 3, 2015 (No. 001-15925))

4.18	Thirteenth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of December 31, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as successor Trustee (incorporated by reference to Exhibit 4.17 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015 filed February 17, 2016 (No. 001-15925))

4.19	Fourteenth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of March 31, 2016, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as successor Trustee (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed May 3, 2016 (No. 001-15925))

4.20	Fifteenth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of September 30, 2016, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as successor Trustee (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 filed November 2, 2016 (No. 001-15925))

No.	Description
4.21	Senior Notes Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of July 18, 2012, by and among CHS/Community Health Systems, Inc., the Guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 18, 2012 (No. 001-15925))

4.22	Form of 7.125% Senior Note due 2020 (included in Exhibit 4.21)

4.23	First Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of September 30, 2012, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.6 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed November 1, 2012 (No. 001-15925))

4.24	Second Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of March 31, 2013, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed April 30, 2013 (No. 001-15925))

4.25	Third Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of September 30, 2013, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed October 31, 2013 (No. 001-15925))

4.26	Fourth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of February 12, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.19 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 filed February 26, 2014 (No. 001-15925))

4.27	Fifth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of June 30, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed August 1, 2014 (No. 001-15925))

4.28	Sixth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of December 1, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.23 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014 filed February 25, 2015 (No. 001-15925))

4.29	Seventh Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of March 31, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed May 6, 2015 (No. 001-15925))

4.30	Eighth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of June 30, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed August 4, 2015 (No. 001-15925))

No.	Description
4.31	Ninth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of September 30, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed November 3, 2015 (No. 001-15925))

4.32	Tenth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of December 31, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.29 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015 filed February 17, 2016 (No. 001-15925))

4.33	Eleventh Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of March 31, 2016, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed May 3, 2016 (No. 001-15925))

4.34	Twelfth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of September 30, 2016, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30 , 2016 filed November 2, 2016 (No. 001-15925))

4.35	Senior Secured Notes Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2018, dated as of August 17, 2012, by and among CHS/Community Health Systems, Inc., the Guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed August 20, 2012 (No. 001-15925))

4.36	Form of 5.125% Senior Secured Note due 2018 (included in Exhibit 4.35)

4.37	First Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2018, dated as of September 30, 2012, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.7 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed November 1, 2012 (No. 001-15925))

4.38	Second Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2018, dated as of March 31, 2013, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.3 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed April 30, 2013 (No. 001-15925))

4.39	Third Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2018, dated as of September 30, 2013, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.3 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed October 31, 2013 (No. 001-15925))

4.40	Fourth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2018, dated as of February 12, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.26 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 filed February 26, 2014 (No. 001-15925))

No.	Description
4.41	Fifth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2018, dated as of June 30, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.3 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed August 1, 2014 (No. 001-15925))
4.42	Sixth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2018, dated as of December 1, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.32 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014 filed February 25, 2015 (No. 001-15925))

4.43	Seventh Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2018, dated as of March 31, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.3 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed May 6, 2015 (No. 001-15925))

4.44	Eighth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2018, dated as of June 30, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.3 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed August 4, 2015 (No. 001-15925))

4.45	Ninth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2018, dated as of September 30, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.3 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed November 3, 2015 (No. 001-15925))

4.46	Tenth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2018, dated as of December 31, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.41 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015 filed February 17, 2016 (No. 001-15925))

4.47	Eleventh Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2018, dated as of March 31, 2016, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.3 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed May 3, 2016 (No. 001-15925))

4.48	Twelfth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2018, dated as of September 30, 2016, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.3 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 filed November 2, 2016 (No. 001-15925))

No.	Description
4.49	Amendment No. 1 and Reaffirmation Agreement, dated as of August 17, 2012, relating to the Amended and Restated Guarantee and Collateral Agreement, dated as of July 25, 2007, as amended and restated as of November 5, 2010, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the guarantors party thereto, and Credit Suisse AG, as Collateral Trustee (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed November 1, 2012 (No. 001-15925))
4.50	First Lien Intercreditor Agreement, dated as of August 17, 2012, among Credit Suisse AG, as Collateral Agent, Credit Suisse AG, as authorized representative, Regions Bank, as Trustee and authorized representative, and the additional authorized representatives party thereto (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed November 1, 2012 (No. 001-15925))

4.51	Copyright Security Agreement, dated as of August 17, 2012, among Community Health Systems, Inc., CHS Washington Holdings, LLC, Northwest Hospital, LLC, Quorum Health Resources, LLC, and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.3 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed November 1, 2012 (No. 001-15925))

4.52	Trademark Security Agreement, dated as of August 17, 2012, among CHS/Community Health Systems, Inc., Blue Island Hospital Company, LLC, CHS Washington Holdings, LLC, Quorum Health Resources, LLC, Triad Healthcare Corporation, Youngstown Ohio Hospital Company, LLC, and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed November 1, 2012 (No. 001-15925))

4.53	Senior Secured Notes Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2021, dated as of January 27, 2014, by and among FWCT-2 Escrow Corporation, Regions Bank, as Trustee, and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 28, 2014 (No. 001-15925))

4.54	Form of 5.125% Senior Secured Note due 2021 (included in Exhibit 4.53)

4.55	First Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2021, dated as of January 27, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee, and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 28, 2014 (No. 001-15925))

4.56	Second Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2021, dated as of June 30, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed August 1, 2014 (No. 001-15925))

4.57	Third Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2021, dated as of December 1, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.41 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014 filed February 25, 2015 (No. 001-15925))

No.	Description
4.58	Fourth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2021, dated as of March 31, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed May 6, 2015 (No. 001-15925))
4.59	Fifth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2021, dated as of June 30, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed August 4, 2015 (No. 001-15925))

4.60	Sixth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2021, dated as of September 30, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed November 3, 2015 (No. 001-15925))

4.61	Seventh Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2021, dated as of December 31, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.54 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015 filed February 17, 2016 (No. 001-15925))

4.62	Eighth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2021, dated as of March 31, 2016, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed May 3, 2016 (No. 001-15925))

4.63	Ninth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2021, dated as of September 30, 2016, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 filed November 2, 2016 (No. 001-15925))

4.64	Senior Notes Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Notes due 2022, dated as of January 27, 2014, by and among FWCT-2 Escrow Corporation and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.3 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 28, 2014 (No. 001-15925))

4.65	Form of 6.875% Senior Note due 2022 (included in Exhibit 4.64)

4.66	First Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Notes due 2022, dated as of January 27, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 28, 2014 (No. 001-15925))

No.	Description
4.67	Second Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Notes due 2022, dated as of June 30, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.5 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed August 1, 2014 (No. 001-15925))
4.68	Third Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Notes due 2022, dated as of December 1, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.46 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014 filed February 25, 2015 (No. 001-15925))

4.69	Fourth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Notes due 2022, dated as of March 31, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.5 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed May 6, 2015 (No. 001-15925))

4.70	Fifth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Notes due 2022, dated as of June 30, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.5 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed August 4, 2015 (No. 001-15925))

4.71	Sixth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Notes due 2022, dated as of September 30, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.5 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed November 3, 2015 (No. 001-15925))

4.72	Seventh Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Notes due 2022, dated as of December 31, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.63 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015 filed February 17, 2016 (No. 001-15925))

4.73	Eighth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Notes due 2022, dated as of March 31, 2016, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.5 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed May 3, 2016 (No. 001-15925))

4.74	Ninth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Notes due 2022, dated as of September 30, 2016, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.5 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 filed November 2, 2016 (No. 001-15925))

4.75	Secured Notes Registration Rights Agreement, dated as of January 27, 2014, by and among FWCT-2 Escrow Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse Securities (USA) LLC, each as a representative of the initial purchasers (incorporated by reference to Exhibit 4.5 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 28, 2014 (No. 001-15925))

No.	Description
4.76	Unsecured Notes Registration Rights Agreement, dated as of January 27, 2014, by and among FWCT-2 Escrow Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse Securities (USA) LLC, each as a representative of the initial purchasers (incorporated by reference to Exhibit 4.6 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 28, 2014 (No. 001-15925))
4.77	Secured Notes Registration Rights Agreement Joinder, dated as of January 27, 2014, by and among CHS/Community Health Systems, Inc., the subsidiaries party thereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse Securities (USA) LLC, each as a representative of the initial purchasers thereto (incorporated by reference to Exhibit 4.7 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 28, 2014 (No. 001-15925))

4.78	Unsecured Notes Registration Rights Agreement Joinder, dated as of January 27, 2014, by and among CHS/Community Health Systems, Inc., the subsidiaries party thereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse Securities (USA) LLC, each as a representative of the initial purchasers (incorporated by reference to Exhibit 4.8 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 28, 2014 (No. 001-15925))

10.1	Amended and Restated Guarantee and Collateral Agreement, dated as of July 25, 2007, as amended and restated as of November 5, 2010, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the subsidiaries of CHS/Community Health Systems, Inc. from time to time party thereto and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 10.3 to Community Health Systems, Inc.’s Current Report on Form 8-K filed November 9, 2010 (No. 001-15925))

10.2	Third Amendment and Restatement Agreement, dated as of January 27, 2014, to the Credit Agreement dated as of July 25, 2007, as amended and restated as of November 5, 2010 and as of February 2, 2012, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the subsidiaries of CHS/Community Health Systems, Inc. party thereto, the lenders party thereto and Credit Suisse AG, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 28, 2014 (No. 001-15925))

10.3	Third Amended and Restated Credit Agreement, dated as of January 27, 2014, to the Credit Agreement dated as of July 25, 2007, as amended and restated as of November 5, 2010 and as of February 2, 2012, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the subsidiaries of CHS/Community Health Systems, Inc. party thereto, the lenders party thereto and Credit Suisse AG, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 28, 2014 (No. 001-15925))

10.4	Amendment No. 1 and Incremental Term Loan Assumption Agreement, dated as of March 9, 2015, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the subsidiary guarantors party thereto, the lenders party thereto and Credit Suisse AG, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed March 10, 2015 (No. 001-15925))

10.5	Incremental Term Loan Assumption Agreement, dated as of May 18, 2015, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the subsidiary guarantors party thereto, the lenders party thereto and Credit Suisse AG, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed May 18, 2015 (No. 001-15925))

No.	Description
10.6	Amendment No. 2, dated as of December 5, 2016, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the subsidiary guarantors party thereto, the lenders party thereto and Credit Suisse AG, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed December 6, 2016 (No. 001-15925))
10.7	Contingent Value Rights Agreement, dated as of January 27, 2014, by and between Community Health Systems, Inc. and American Stock Transfer & Trust Company, LLC, as Trustee (incorporated by reference to Exhibit 10.3 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 28, 2014 (No. 001-15925))

10.8	Receivables Sale Agreement, dated as of March 21, 2012, among CHS/Community Health Systems, Inc., the originators party thereto and CHSPSC, LLC (formerly Community Health Systems Professional Services Corporation), as Collection Agent (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed March 23, 2012 (No. 001-15925))

10.9	Receivables Purchase and Contribution Agreement, dated as of March 21, 2012, among CHS/Community Health Systems, Inc., CHS Receivables Funding, LLC and CHSPSC, LLC (formerly Community Health Systems Professional Services Corporation), as Collection Agent (incorporated by reference to Exhibit 10.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed March 23, 2012 (No. 001-15925))

10.10	Receivables Loan Agreement, dated as of March 21, 2012, among CHS Receivables Funding, LLC, the lenders party thereto, the managing agents party thereto, Crédit Agricole Corporate and Investment Bank, as Administrative Agent, and CHSPSC, LLC (formerly Community Health Systems Professional Services Corporation), as Collection Agent (incorporated by reference to Exhibit 10.3 to Community Health Systems, Inc.’s Current Report on Form 8-K filed March 23, 2012 (No. 001-15925))

10.11	First Omnibus Amendment, dated July 30, 2012, to the Receivables Sale Agreement among CHS/Community Health Systems, Inc., the originators party thereto and CHSPSC, LLC, as Collection Agent, to the Receivables Purchase and Contribution Agreement among CHS/Community Health Systems, Inc., CHS Receivables Funding, LLC and CHSPSC, LLC, as Collection Agent, and to the Receivables Loan Agreement among CHS Receivables Funding, LLC, the lenders party thereto, the managing agents party thereto, Crédit Agricole Corporate and Investment Bank, as Administrative Agent, and CHSPSC, LLC, as Collection Agent, all dated as of March 21, 2012 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed November 1, 2012 (No. 001-15925))

10.12	Second Omnibus Amendment, dated March 7, 2013, to the Receivables Sale Agreement among CHS/Community Health Systems, Inc., the originators party thereto and CHSPSC, LLC, as Collection Agent, to the Receivables Purchase and Contribution Agreement among CHS/Community Health Systems, Inc., CHS Receivables Funding, LLC and CHSPSC, LLC, as Collection Agent, and to the Receivables Loan Agreement among CHS Receivables Funding, LLC, the lenders party thereto, the managing agents party thereto, Crédit Agricole Corporate and Investment Bank, as Administrative Agent, and CHSPSC, LLC, as Collection Agent, all dated as of March 21, 2012 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed March 8, 2013 (No. 001-15925))

No.	Description
10.13	Third Omnibus Amendment, dated March 31, 2014, to the Receivables Sale Agreement among CHS/Community Health Systems, Inc., the originators party thereto and CHSPSC, LLC, as Collection Agent, to the Receivables Purchase and Contribution Agreement among CHS/Community Health Systems, Inc., CHS Receivables Funding, LLC and CHSPSC, LLC, as Collection Agent, and to the Receivables Loan Agreement among CHS Receivables Funding, LLC, the lenders party thereto, the managing agents party thereto, Crédit Agricole Corporate and Investment Bank, as Administrative Agent, and CHSPSC, LLC, as Collection Agent, all dated as of March 21, 2012 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed April 1, 2014 (No. 001-15925))
10.14	Fourth Amendment, dated August 29, 2014, to the Receivables Loan Agreement among CHS Receivables Funding, LLC, the lenders party thereto, the managing agents party thereto, Crédit Agricole Corporate and Investment Bank, as Administrative Agent, and CHSPSC, LLC, as Collection Agent, all dated as of March 21, 2012 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 filed November 4, 2014 (No. 001-15925))

10.15	Fifth Amendment, dated February 28, 2015, to the Receivables Loan Agreement among CHS Receivables Funding, LLC, the lenders party thereto, the managing agents party thereto, Crédit Agricole Corporate and Investment Bank, as Administrative Agent, and CHSPSC, LLC, as Collection Agent, all dated as of March 21, 2012 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed May 6, 2015 (No. 001-15925))

10.16	Fourth Omnibus Amendment, dated March 31, 2015, to the Receivables Sale Agreement among CHS/Community Health Systems, Inc., the originators party thereto and CHSPSC, LLC, as Collection Agent, to the Receivables Purchase and Contribution Agreement among CHS/Community Health Systems, Inc., CHS Receivables Funding, LLC and CHSPSC, LLC, as Collection Agent, and to the Receivables Loan Agreement among CHS Receivables Funding, LLC, the lenders party thereto, the managing agents party thereto, Crédit Agricole Corporate and Investment Bank, as Administrative Agent, and CHSPSC, LLC, as Collection Agent, all dated as of March 21, 2012 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed April 1, 2015 (No. 001-15925))

10.17	Fifth Omnibus Amendment, dated November 13, 2015, to the Receivables Sale Agreement among CHS/Community Health Systems, Inc., the originators party thereto and CHSPSC, LLC, as Collection Agent, to the Receivables Purchase and Contribution Agreement among CHS/Community Health Systems, Inc., CHS Receivables Funding, LLC and CHSPSC, LLC, as Collection Agent, and to the Receivables Loan Agreement among CHS Receivables Funding, LLC, the lenders party thereto, the managing agents party thereto, Crédit Agricole Corporate and Investment Bank, as Administrative Agent, and CHSPSC, LLC, as Collection Agent, all dated as of March 21, 2012 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed November 13, 2015 (No. 001-15925))

10.18	Sixth Omnibus Amendment, dated November 18, 2016, to the Receivables Sale Agreement among CHS/Community Health Systems, Inc., the originators party thereto and CHSPSC, LLC, as Collection Agent, to the Receivables Purchase and Contribution Agreement among CHS/Community Health Systems, Inc., CHS Receivables Funding, LLC and CHSPSC, LLC, as Collection Agent, and to the Receivables Loan Agreement among CHS Receivables Funding, LLC, the lenders party thereto, the managing agents party thereto, Crédit Agricole Corporate and Investment Bank, as Administrative Agent, and CHSPSC, LLC, as Collection Agent, all dated as of March 21, 2012 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed November 21, 2016 (No. 001-15925))

No.	Description
10.19 *	Sixth Amendment, dated December 16 , 2016, to the Receivables Loan Agreement among CHS Receivables Funding, LLC, the lenders party thereto, the managing agents party thereto, Crédit Agricole Corporate and Investment Bank, as Administrative Agent, and CHSPSC, LLC, as Collection Agent, all dated as of March 21, 2012

10.20 †	Form of Indemnification Agreement between Community Health Systems, Inc. and its directors and executive officers (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to Community Health Systems, Inc.’s Registration Statement on Form S-1/A filed May 2, 2000 (No. 333-31790))
10.21 †	CHS/Community Health Systems, Inc. Amended and Restated Supplemental Executive Retirement Plan, as amended and restated as of January 1, 2009 (incorporated by reference to Exhibit 10.13 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

10.22 †	Amendment No. 1, dated as of September 13, 2011, to the CHS/Community Health Systems, Inc. Amended and Restated Supplemental Executive Retirement Plan, as amended and restated as of January 1, 2009 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed October 28, 2011 (No. 001-15925))

10.23 †	Amendment No. 2, dated as of January 1, 2014, to the CHS/Community Health Systems, Inc. Amended and Restated Supplemental Executive Retirement Plan, as amended and restated as of January 1, 2009 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed May 7, 2014 (No. 001-15925))

10.24 †	Community Health Systems Supplemental Executive Benefits, amended and restated effective April 1, 2015(incorporated by reference to Exhibit 10.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed August 4, 2015 (No. 001-15925))

10.25 †	Supplemental Executive Retirement Plan Trust, dated June 1, 2005, by and between CHS/Community Health Systems, Inc., as grantor, and Wachovia Bank, N.A., as Trustee (incorporated by reference to Exhibit 10.3 to Community Health Systems, Inc.’s Current Report on Form 8-K filed June 1, 2005 (No. 001-15925))

10.26 †	CHS/Community Health Systems, Inc. Deferred Compensation Plan, amended and restated effective January 1, 2014 (incorporated by reference to Exhibit 10.25 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 filed February 26, 2014 (No. 001-15925))

10.27 †	Community Health Systems Deferred Compensation Plan Trust, amended and restated effective February 26, 1999 (incorporated by reference to Exhibit 10.18 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 filed March 27, 2003 (No. 001-15925))

10.28 †	CHS NQDCP, effective as of September 1, 2009 (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Registration Statement on Form S-8 filed December 11, 2009 (No. 333-163691))

10.29 †	CHS NQDCP Adoption Agreement, executed as of August 11, 2009 (incorporated by reference to Exhibit 4.3 to Community Health Systems, Inc.’s Registration Statement on Form S-8 filed December 11, 2009 (No. 333-163691))

No.	Description
10.30 †	Guarantee, dated December 9, 2009, made by Community Health Systems, Inc. in favor of CHS/Community Health Systems, Inc. with respect to CHS/Community Health Systems, Inc.’s payment obligations under the CHS/Community Health Systems, Inc. Deferred Compensation Plan and the NQDCP (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.’s Registration Statement on Form S-8 filed December 11, 2009 (No. 333-163691))

10.31 †	Community Health Systems, Inc. 2004 Employee Performance Incentive Plan, as amended and restated as of February 26, 2014 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed August 1, 2014 (No. 001-15925))
10.32 †	Community Health Systems, Inc. Directors’ Fees Deferral Plan, as amended and restated as of December 10, 2008 (incorporated by reference to Exhibit 10.15 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

10.33 †	Community Health Systems, Inc. 2000 Stock Option and Award Plan, as amended and restated as of March 20, 2013 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed July 31, 2013 (No. 001-15925))

10.34 †	Form of Nonqualified Stock Option Agreement (Employee) for Community Health Systems, Inc. 2000 Stock Option and Award Plan (incorporated by reference to Exhibit 10.15 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009 filed February 26, 2010 (No. 001-15925))

10.35 †	Community Health Systems, Inc. 2009 Stock Option and Award Plan, as amended and restated as of March 16, 2016 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed May 19, 2016 (No. 001-15925))

10.36 †	Form of Nonqualified Stock Option Agreement (Employee) for Community Health Systems, Inc. 2009 Stock Option and Award Plan (incorporated by reference to Exhibit 10.39 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 filed February 26, 2014 (No. 001-15925))

10.37 †	Form of Restricted Stock Award Agreement for Community Health Systems, Inc. 2009 Stock Option and Award Plan (incorporated by reference to Exhibit 10.3 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed July 31, 2013 (No. 001-15925))

10.38 †	Form of Performance Based Restricted Stock Award Agreement (Most Highly Compensated Executive Officers) for Community Health Systems, Inc. 2009 Stock Option and Award Plan (for awards granted from January 1, 2014 through February 29, 2016)(incorporated by reference to Exhibit 10.4 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed July 31, 2013 (No. 001-15925))

10.39 †	Form of Performance Based Restricted Stock Award Agreement (Most Highly Compensated Executive Officers) for Community Health Systems, Inc. 2009 Stock Option and Award Plan (for awards granted from March 1, 2016 through February 28, 2017)(incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed May 3, 2016 (No. 001-15925))

10.40 †	Form of Performance Based Restricted Stock Award Agreement (Special Purpose) for Community Health Systems, Inc. 2009 Stock Option and Award Plan (incorporated by reference to Exhibit 10.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed May 7, 2014 (No. 001-15925))

No.	Description
10.41 †	Form of Director Restricted Stock Unit Award Agreement for Community Health Systems, Inc. 2009 Stock Option and Award Plan (incorporated by reference to Exhibit 10.5 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed July 31, 2013 (No. 001-15925))

10.42 †	Form of Amended and Restated Change in Control Severance Agreement effective December 31, 2008 (incorporated by reference to Exhibit 10.22 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))
10.43 †	Form of Change in Control Severance Agreement (for executive officers appointed since January 1, 2009) (incorporated by reference to Exhibit 10.3 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed May 7, 2014 (No. 001-15925))

10.44	Participation Agreement entered into as of January 1, 2005, by and between Community Health Systems Professional Services Corporation and HealthTrust Purchasing Group, L.P. (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 7, 2005 (No. 001-15925))

10.45	Amendment effective as of January 1, 2015, by and between CHSPSC, LLC and HealthTrust Purchasing Group, L.P., to Participation Agreement entered into as of January 1, 2005, by and between Community Health Systems Professional Services Corporation and HealthTrust Purchasing Group, L.P. (incorporated by reference to Exhibit 10.36 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014 filed February 25, 2015 (No. 001-15925))

10.46 †	Consultancy Agreement, dated December 31, 2016, by and between CHSPSC, LLC and David L. Miller (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 3, 2017 (No. 001-15925))

12 *	Computation of Ratio of Earnings to Fixed Charges

21 *	List of Subsidiaries

23.1 *	Consent of Deloitte & Touche LLP

31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Corporate Integrity Agreement, dated July 28, 2014, between Community Health Systems, Inc. and the Office of Inspector General of the United States Department of Health and Human Services (incorporated by referent to Exhibit 99.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 filed November 4, 2014 (No. 001-15925))

99.2 *	Order Approving Derivative Settlement and Order of Dismissal with Prejudice, dated January 17, 2017 and Stipulation of Settlement, dated November 18, 2016

No.		Description
101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase

101.LAB	*	XBRL Taxonomy Extension Label Linkbase

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith

†	Indicates a management contract or compensatory plan or arrangement