Form 10-Q
period 2017-03-31
COMMUNITY HEALTH SYSTEMS INC
filed 2017-05-02
CIK 1108109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

Commission file number 001-15925

COMMUNITY HEALTH SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3893191
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4000 Meridian Boulevard Franklin, Tennessee	37067 (Zip Code)
(Address of principal executive offices)

615-465-7000

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Smaller reporting company ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)		Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑

As of April 25, 2017, there were outstanding 114,690,205 shares of the Registrant’s Common Stock, $0.01 par value.

Community Health Systems, Inc.

Form 10-Q

For the Three Months Ended March 31, 2017

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME

(In millions, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Operating revenues (net of contractual allowances and discounts)	$5,168	$5,754
Provision for bad debts	682	755

Net operating revenues	4,486	4,999

Operating costs and expenses:
Salaries and benefits	2,061	2,317
Supplies	749	799
Other operating expenses	1,057	1,173
Government and other legal settlements and related costs	(41)	-
Electronic health records incentive reimbursement	(6)	(18)
Rent	109	119
Depreciation and amortization	236	298
Impairment and loss (gain) on sale of businesses, net	250	17

Total operating costs and expenses	4,415	4,705

Income from operations	71	294
Interest expense, net	229	251
Loss from early extinguishment of debt	21	-
Equity in earnings of unconsolidated affiliates	(3)	(20)

(Loss) income from continuing operations before income taxes	(176)	63
Provision for income taxes	-	26

(Loss) income from continuing operations	(176)	37

Discontinued operations, net of taxes:
Loss from operations of entities sold or held for sale	(1)	-
Impairment of hospitals sold or held for sale	-	(1)

Loss from discontinued operations, net of taxes	(1)	(1)

Net (loss) income	(177)	36
Less: Net income attributable to noncontrolling interests	22	25

Net (loss) income attributable to Community Health Systems, Inc. stockholders	$(199)	$11

Basic (loss) earnings per share attributable to Community Health Systems, Inc. common stockholders
Continuing operations	$(1.78)	$0.11
Discontinued operations	(0.01)	(0.01)

Net (loss) income	$(1.79)	$0.10

Diluted (loss) earnings per share attributable to Community Health Systems, Inc. common stockholders
Continuing operations	$(1.78)	$0.11
Discontinued operations	(0.01)	(0.01)

Net (loss) income	$(1.79)	$0.10

Weighted-average number of shares outstanding:
Basic	111,252,331	110,247,867

Diluted	111,252,331	110,309,372

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In millions)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016

Net (loss) income	$(177)	$36
Other comprehensive income (loss), net of income taxes:
Net change in fair value of interest rate swaps, net of tax	5	(19)
Net change in fair value of available-for-sale securities, net of tax	3	2
Amortization and recognition of unrecognized pension cost components, net of tax	-	1

Other comprehensive income (loss)	8	(16)

Comprehensive (loss) income	(169)	20
Less: Comprehensive income attributable to noncontrolling interests	22	25

Comprehensive loss attributable to Community Health Systems, Inc. stockholders	$(191)	$(5)

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$247	$238
Patient accounts receivable, net of allowance for doubtful accounts of $3,729 and $3,773 at March 31, 2017 and December 31, 2016, respectively	3,164	3,176
Supplies	458	480
Prepaid income taxes	17	17
Prepaid expenses and taxes	218	187
Other current assets	671	568

Total current assets	4,775	4,666

Property and equipment	11,824	12,422
Less accumulated depreciation and amortization	(4,185)	(4,273)

Property and equipment, net	7,639	8,149

Goodwill	6,327	6,521

Other assets, net	2,919	2,608

Total assets	$21,660	$21,944

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$558	$455
Accounts payable	988	995
Accrued interest	145	207
Accrued liabilities	1,305	1,230

Total current liabilities	2,996	2,887

Long-term debt	14,687	14,789

Deferred income taxes	415	411

Other long-term liabilities	1,469	1,575

Total liabilities	19,567	19,662

Redeemable noncontrolling interests in equity of consolidated subsidiaries	552	554

EQUITY
Community Health Systems, Inc. stockholders’ equity:
Preferred stock, $.01 par value per share, 100,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value per share, 300,000,000 shares authorized; 114,690,205 shares issued and outstanding at March 31, 2017, and 113,876,580 shares issued and outstanding at December 31, 2016	1	1
Additional paid-in capital	1,980	1,975
Accumulated other comprehensive loss	(54)	(62)
Accumulated deficit	(498)	(299)

Total Community Health Systems, Inc. stockholders’ equity	1,429	1,615
Noncontrolling interests in equity of consolidated subsidiaries	112	113

Total equity	1,541	1,728

Total liabilities and equity	$21,660	$21,944

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net (loss) income	$(177)	$36
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	236	298
Government and other legal settlements and related costs	(1)	-
Stock-based compensation expense	9	14
Impairment of hospitals sold or held for sale	-	1
Impairment and (gain) loss on sale of businesses, net	250	17
Loss from early extinguishment of debt	21	-
Other non-cash expenses, net	8	14
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Patient accounts receivable	11	(109)
Supplies, prepaid expenses and other current assets	(67)	(14)
Accounts payable, accrued liabilities and income taxes	(14)	64
Other	(34)	(27)

Net cash provided by operating activities	242	294

Cash flows from investing activities:
Acquisitions of facilities and other related equipment	(2)	(99)
Purchases of property and equipment	(146)	(224)
Proceeds from disposition of hospitals and other ancillary operations	-	12
Proceeds from sale of property and equipment	-	4
Purchases of available-for-sale securities	(12)	(37)
Proceeds from sales of available-for-sale securities	26	40
Increase in other investments	(37)	(67)

Net cash used in investing activities	(171)	(371)

Cash flows from financing activities:
Repurchase of restricted stock shares for payroll tax withholding requirements	(5)	(7)
Deferred financing costs and other debt-related costs	(40)	-
Proceeds from noncontrolling investors in joint ventures	5	-
Redemption of noncontrolling investments in joint ventures	(4)	(16)
Distributions to noncontrolling investors in joint ventures	(28)	(18)
Borrowings under credit agreements	610	1,564
Issuance of long-term debt	2,200	-
Proceeds from receivables facility	26	31
Repayments of long-term indebtedness	(2,826)	(1,480)

Net cash (used in) provided by financing activities	(62)	74

Net change in cash and cash equivalents	9	(3)
Cash and cash equivalents at beginning of period	238	184

Cash and cash equivalents at end of period	$247	$181

Supplemental disclosure of cash flow information:
Interest payments	$(279)	$(307)

Income tax refunds (payments), net	$-	$-

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The unaudited condensed consolidated financial statements of Community Health Systems, Inc. (the “Parent” or “Parent Company”) and its subsidiaries (the “Company”) as of March 31, 2017 and December 31, 2016 and for the three-month periods ended March 31, 2017 and 2016, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. All intercompany transactions and balances have been eliminated. The results of operations for the three months ended March 31, 2017, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2017. Certain information and disclosures normally included in the notes to condensed consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission (the “SEC”). The Company believes the disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2016, contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 21, 2017 (“2016 Form 10-K”).

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Operating revenues, net of contractual allowances and discounts (but before the provision for bad debts), recognized during the three months ended March 31, 2017 and 2016, were as follows (in millions):

	Three Months Ended
	March 31,
	2017	2016
Medicare	$1,222	$1,431
Medicaid	530	593
Managed Care and other third-party payors	2,784	3,022
Self-pay	632	708

Total	$5,168	$5,754

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

The Company recognized approximately $6 million and $18 million for the three months ended March 31, 2017 and 2016, respectively, of incentive reimbursement for HITECH incentives from Medicare and Medicaid related to certain of the Company’s hospitals and for certain of the Company’s employed physicians that have demonstrated meaningful use of certified EHR technology or have completed attestations to their adoption or implementation of certified EHR technology. These incentive reimbursements are presented as a reduction of operating costs and expenses on the condensed consolidated statements of (loss) income. The Company received cash related to the incentive reimbursement for HITECH incentives of approximately $10 million and $85 million for the three months ended March 31, 2017 and 2016, respectively. The Company recorded no deferred revenue in connection with the receipt of these cash payments at March 31, 2017 and $34 million as deferred revenue at March 31, 2016.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Accounting for the Impairment or Disposal of Long-Lived Assets.    During the three months ended March 31, 2017, the Company recorded a total impairment charge of approximately $250 million to reduce the carrying value of certain hospitals that have been deemed held for sale based on the difference between the carrying value of the hospital disposal groups compared to estimated fair value less costs to sell. Included in the carrying value of the hospital disposal groups is a net allocation of approximately $192 million of goodwill allocated from the hospital operations reporting unit goodwill based on a calculation of the disposal groups’ relative fair value compared to the total reporting unit.

New Accounting Pronouncements.    In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, which outlines a single comprehensive model for recognizing revenue and supersedes most existing revenue recognition guidance, including guidance specific to the healthcare industry. This ASU provides companies the option of applying a full or modified retrospective approach upon adoption. This ASU is effective for fiscal years beginning after December 15, 2017, with early adoption permitted for annual periods beginning after December 15, 2016. The Company expects to adopt this ASU on January 1, 2018 and is currently developing its plan for adoption and the impact on its revenue recognition policies, procedures and control framework and the resulting impact on its consolidated financial position, results of operations and cash flows. The Company has established an implementation group for this ASU with an implementation plan to transition to the new standard and determine its impact during 2017. A significant element of executing this plan is the process of reviewing sources of revenue and evaluating the patient account population to determine the appropriate distribution of patient accounts into portfolios with similar collection experience that, when evaluated for collectability, will result in a materially consistent revenue amount for such portfolios as if each patient account was evaluated on a contract-by-contract basis. The Company expects this process will be completed later in 2017. The Company is also in the process of assessing the impact of the new standard on various reimbursement programs that represent variable consideration, including settlements with third party payors, disproportionate share payments, supplemental state Medicaid programs, bundled payment of care programs and other reimbursement programs in which our hospitals participate. Due to the many different forms of calculation and reimbursement that these programs take that vary from state to state, the application of the new accounting standard could have an impact on the revenue recognized for variable consideration. Moreover, industry guidance is continuing to develop around this issue, and any conclusions in the final industry guidance that is inconsistent with the Company’s application could result in changes to the Company’s expectations regarding the impact that this new accounting standard could have on the Company’s financial statements.

Additionally, the adoption of the new accounting standard will impact the presentation on the Company’s statement of operations for a significant component of its provision for bad debts. After adoption of the new standard, the majority of what is currently classified as the provision for bad debts will be reflected as an implicit price concession as defined in the standard and therefore an adjustment to net patient revenue. The Company will continue to evaluate certain changes in collectability on its self-pay patient accounts receivable resulting from certain credit and collection issues not assessed at the date of service, including bankruptcy, and recognize such amounts in the provision for bad debts included in operating expenses on the statement of operations. The Company plans to elect to apply the full retrospective approach upon adoption. The Company cannot reasonably estimate at this time the quantitative impact that the adoption of this accounting standard will have on the financial statements of the Company.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

In March 2016, the FASB issued ASU 2016-09, which was issued to simplify some of the accounting guidance for share-based compensation. Among the areas impacted by the amendments in this ASU is the accounting for income taxes related to share-based payments, accounting for forfeitures, classification of awards as equity or liabilities, and classification on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016. The Company adopted this ASU on January 1, 2017. Because of the decline in the Company’s stock price within the last 18 months, the principal impact from adopting this ASU has been a $16 million increase in the Company’s current provision for income taxes due to the deficiency created by a difference between the actual tax deduction that will be recognized from the vesting of outstanding share-based awards during the three months ended March 31, 2017, compared to the higher stock compensation expense previously recorded over the vesting period as determined based on the fair value of the restricted stock at the grant date.

In January 2017, the FASB issued ASU 2017-04, which simplifies the accounting for goodwill impairment by eliminating step two from the goodwill impairment test. Instead of a two-step impairment model, if the carrying amount of a reporting unit exceeds its fair value as determined in step one of the impairment test, an impairment loss is measured at the amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. This ASU is effective for any interim or annual impairment tests for fiscal years beginning after December 15, 2019, with early adoption permitted. As noted in the Company’s critical accounting policy discussion on goodwill, during the fourth quarter of 2016 the Company performed its annual goodwill impairment analysis. While the result of the step two valuation in that analysis did not indicate an impairment of goodwill, the initial calculation of hospital operations reporting unit fair value in the step one test indicated that the carrying amount of the hospital operations reporting unit exceeded its fair value by approximately $800 million. Depending on future changes in fair value and the impact of allocated goodwill for planned divestitures, at adoption there could be a material impairment charge recorded for this excess amount. The Company is evaluating whether to early adopt this ASU and what impact it will have on its consolidated financial position and results of operations.

In March 2017, the FASB issued ASU 2017-07, which changes the presentation of the components of net periodic benefit cost for sponsors of defined benefit plans for pensions. Under the changes in this ASU, the service cost component of net periodic benefit cost will be reported in the same income statement line as other employee compensation costs arising from services during the reporting period. The other components of net periodic benefit cost will be presented separately in a line item outside of operating income. This ASU is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. The Company expects to adopt this ASU on January 1, 2018, and is currently evaluating the impact that adoption of this ASU will have on its consolidated results of operations. Since the changes required in this new ASU only change the income statement classification of the components of net periodic benefit cost, no changes are expected to income from continuing operations or net income. Currently, the Company reports all of the components of net periodic benefit cost as a component of salaries and benefits on the consolidated statement of income.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The 2009 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the IRC and for the grant of stock options which do not so qualify, stock appreciation rights, restricted stock, restricted stock units, performance-based shares or units and other share awards. Persons eligible to receive grants under the 2009 Plan include the Company’s directors, officers, employees and consultants. To date, all options granted under the 2009 Plan have been “nonqualified” stock options for tax purposes. Generally, vesting of these granted options occurs in one-third increments on each of the first three anniversaries of the award date. Options granted in 2011 or later have a 10-year contractual term. As of March 31, 2017, 3,941,664 shares of unissued common stock were reserved for future grants under the 2009 Plan.

The exercise price of all options granted under the 2000 Plan and the 2009 Plan has been equal to the fair value of the Company’s common stock on the option grant date.

The following table reflects the impact of total compensation expense related to stock-based equity plans on the reported operating results for the respective periods (in millions):

	Three Months Ended March 31,
	2017	2016
Effect on (loss) income from continuing operations before income taxes	$(9)	$(14)

Effect on net (loss) income	$(6)	$(8)

At March 31, 2017, $36 million of unrecognized stock-based compensation expense related to outstanding unvested restricted stock and restricted stock units (the terms of which are summarized below) was expected to be recognized over a weighted-average period of 24 months. There is no expense to be recognized related to stock options. There were no modifications to awards during the three months ended March 31, 2017 and 2016.

Options outstanding and exercisable under the 2000 Plan and the 2009 Plan as of March 31, 2017, and changes during the three-month period following December 31, 2016, were as follows (in millions, except share and per share data):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value as of March 31, 2017
Outstanding at December 31, 2016	1,185,320	$28.12
Granted	-	-
Exercised	-	-
Forfeited and cancelled	(16,815)	28.82

Outstanding at March 31, 2017	1,168,505	$31.71	2.8 years	$-

Exercisable at March 31, 2017	1,168,505	$31.71	2.8 years	$-

No stock options were granted during the three months ended March 31, 2017 and 2016. The aggregate intrinsic value (calculated as the number of in-the-money stock options multiplied by the difference between the Company’s closing stock price on the last trading day of the reporting period ($8.87) and the exercise price of the respective stock options) in the table above represents the amount that would have been received by the option holders had all option holders exercised their options on March 31, 2017. This amount changes based on the market value of the Company’s common stock. There were no options exercised during the three months ended March 31, 2017 and 2016. The aggregate intrinsic value of options vested and expected to vest approximates that of the outstanding options.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The Company has also awarded restricted stock under the 2000 Plan and the 2009 Plan to its directors and employees of certain subsidiaries. The restrictions on these shares generally lapse in one-third increments on each of the first three anniversaries of the award date. Certain of the restricted stock awards granted to the Company’s senior executives contain a performance objective that must be met in addition to any time-based vesting requirements. If the performance objective is not attained, the awards will be forfeited in their entirety. For such performance-based awards granted prior to 2017, once the performance objective has been attained, restrictions will lapse in one-third increments on each of the first three anniversaries of the award date. For performance-based awards granted beginning in March 2017, the performance objective is measured cumulatively over a three-year period. With respect to these performance-based awards granted beginning in March 2017, if the performance criteria are met at the end of three years, then the restricted stock award will vest in full. Additionally, for these awards, based on the level of achievement for the performance criteria, the number of shares to be issued in connection with the vesting of the award can be adjusted to decrease or increase the number of shares specified in the original award. Notwithstanding the above-mentioned performance objectives and vesting requirements, the restrictions with respect to restricted stock granted under the 2000 Plan and the 2009 Plan will lapse earlier in the event of death, disability or termination of employment by the Company for any reason other than for cause of the holder of the restricted stock, or change in control of the Company. Restricted stock awards subject to performance standards that have not yet been satisfied are not considered outstanding for purposes of determining earnings per share until the performance objectives have been satisfied.

Restricted stock outstanding under the 2000 Plan and the 2009 Plan as of March 31, 2017, and changes during the three-month period following December 31, 2016, were as follows:

		Weighted-
		Average Grant
	Shares	Date Fair Value
Unvested at December 31, 2016	2,969,285	$29.39
Granted	1,323,000	9.15
Vested	(1,470,171)	35.31
Forfeited	(32,837)	28.35

Unvested at March 31, 2017	2,789,277	16.69

Restricted stock units (“RSUs”) have been granted to the Company’s outside directors under the 2000 Plan and the 2009 Plan. On March 1, 2016, each of the Company’s outside directors received a grant under the 2009 Plan of 11,017 RSUs. On March 1, 2017, each of the Company’s outside directors received a grant under the 2009 Plan of 18,498 RSUs. The 2017 and 2016 grants had a grant date fair value of approximately $170,000. Vesting of these RSUs occurs in one-third increments on each of the first three anniversaries of the award date.

RSUs outstanding under the 2000 Plan and the 2009 Plan as of March 31, 2017, and changes during the three-month period following December 31, 2016, were as follows:

		Weighted-
		Average Grant
	Shares	Date Fair Value
Unvested at December 31, 2016	120,386	$22.06
Granted	110,988	9.19
Vested	(48,876)	29.95
Forfeited	-	-

Unvested at March 31, 2017	182,498	13.19

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

3. COST OF REVENUE

Substantially all of the Company’s operating costs and expenses are “cost of revenue” items. Operating costs that could be classified as general and administrative by the Company would include the Company’s corporate office costs at its Franklin, Tennessee office, which were $52 million and $60 million for the three months ended March 31, 2017 and 2016, respectively. Included in these corporate office costs is stock-based compensation of $9 million and $14 million for the three months ended March 31, 2017 and 2016, respectively.

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

Acquisition and integration expenses related to prospective and closed acquisitions included in other operating expenses on the condensed consolidated statements of (loss) income were less than $1 million and approximately $2 million during the three months ended March 31, 2017 and 2016, respectively.

On April 1, 2016, one or more subsidiaries of the Company completed the acquisition of an 80% interest in Physicians’ Specialty Hospital (20 licensed beds), a Medicare-certified specialty surgical hospital in Fayetteville, Arkansas. The total cash consideration paid for the 80% ownership interest in this joint venture was approximately $12 million, with additional consideration of $2 million assumed in liabilities, for a total consideration of $14 million. The value of the noncontrolling interest at acquisition was $2 million. Based upon the Company’s final purchase price allocation relating to this acquisition as of March 31, 2017, approximately $12 million of goodwill has been recorded.

On March 1, 2016, one or more subsidiaries of the Company completed the acquisition of an 80% ownership interest in a joint venture entity with Indiana University Health that includes substantially all of the assets of IU Health La Porte Hospital (“La Porte”) in La Porte, Indiana (227 licensed beds) and IU Health Starke Hospital (“Starke”) in Knox, Indiana (50 licensed beds), and affiliated outpatient centers and physician practices. The total cash consideration paid for the 80% ownership interest in this joint venture was approximately $96 million with additional consideration of $8 million assumed in liabilities, for a total consideration of $104 million. The value of the noncontrolling interest at acquisition was $25 million. Based upon the Company’s final purchase price allocation relating to this acquisition as of March 31, 2017, approximately $45 million of goodwill has been recorded.

Other Acquisitions

During the three months ended March 31, 2017, one or more subsidiaries of the Company paid approximately $2 million to acquire the operating assets and related businesses of certain physician practices, clinics and other ancillary businesses that operate within the communities served by the Company’s affiliated hospitals. In connection with these acquisitions, during the three months ended March 31, 2017, the Company allocated approximately $1 million of the consideration paid to property and equipment and net working capital and the remainder, approximately $1 million consisting of intangible assets that do not qualify for separate recognition, to goodwill.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Divestitures

In April 2014, FASB issued ASU 2014-08, which changed the requirements for reporting discontinued operations. Under this accounting standard, a discontinued operation is a disposal that represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. Additional disclosures are required for significant components of the entity that are disposed of or are held for sale but do not qualify as discontinued operations. This ASU was adopted on January 1, 2015 and is required to be applied on a prospective basis for disposals or components initially classified as held for sale after adoption. As a result, the following divestitures occurring subsequent to the date of adoption are included in continuing operations for the three months ended March 31, 2017 and 2016. Additionally, the impact of the hospitals and other assets spun off to QHC are discussed in Note 6 below.

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

During the year ended December 31, 2014, the Company made the decision to sell and began actively marketing several smaller hospitals. In addition, HMA entered into a definitive agreement to sell Williamson Memorial Hospital (76 licensed beds) located in Williamson, West Virginia prior to the HMA merger, and the Company has continued the effort to divest this facility. In connection with management’s decision to sell these hospitals, the Company has classified the results of operations of such hospitals as discontinued operations in the accompanying condensed consolidated statements of (loss) income, and classified these hospitals as held for sale in the accompanying condensed consolidated balance sheets.

Net operating revenues and loss from discontinued operations for the respective periods are as follows (in millions):

	Three Months Ended
	March 31,
	2017	2016

Net operating revenues	$25	$27

Loss from operations of entities sold or held for sale before income taxes	(2)	-
Impairment of hospitals sold or held for sale	-	(2)
Loss on sale, net	-	-

Loss from discontinued operations, before taxes	(2)	(2)
Income tax benefit	(1)	(1)

Loss from discontinued operations, net of taxes	$(1)	$(1)

Interest expense was allocated to discontinued operations based on sale proceeds available for debt repayment.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following table discloses amounts included in the condensed consolidated balance sheet classified as held for sale as of March 31, 2017 and December 31, 2016 (in millions):

	March 31, 2017	December 31, 2016
Other current assets	$168	$117
Other assets, net	1,304	878
Accrued liabilities	110	81

Other Hospital Closures

During the three months ended March 31, 2016, the Company announced the planned closure of McNairy Regional Hospital in Selmer, Tennessee. The Company recorded an impairment charge of approximately $7 million during the three months ended March 31, 2016, to adjust the fair value of the supplies inventory and long-lived assets of this hospital, including property and equipment and capitalized software costs, based on their estimated fair value and future utilization. McNairy Regional Hospital closed on May 19, 2016 and no additional impairment was recorded related to the closure of this facility.

6.  SPIN-OFF OF QUORUM HEALTH CORPORATION

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

The results of operations for QHC through the date of the spin-off are presented in continuing operations in the condensed consolidated statements of (loss) income as the Company has determined that the spin-off of QHC does not meet the criteria as discontinued operations under ASU 2014-08.

Financial and statistical data reported in this Quarterly Report on Form 10-Q (“Form 10-Q”) include QHC operating results for the three months ended March 31, 2016 (other than same-store operating results and data, which exclude QHC operating results). Summary financial results of QHC for the three months ended March 31, 2016 included in the accompanying condensed consolidated statements of (loss) income are as follows:

Three Months Ended
March 31, 2016
Loss from operations before income taxes	$(6)
Less: Income attributable to noncontrolling interests	-

Loss from operations before income taxes attributable to Community Health Systems, Inc. stockholders	$(6)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

7.  INCOME TAXES

The total amount of unrecognized benefit that would affect the effective tax rate, if recognized, was approximately $9 million as of March 31, 2017. A total of approximately $3 million of interest and penalties is included in the amount of the liability for uncertain tax positions at March 31, 2017. It is the Company’s policy to recognize interest and penalties related to unrecognized benefits in its condensed consolidated statements of (loss) income as income tax expense.

It is possible the amount of unrecognized tax benefit could change in the next 12 months as a result of a lapse of the statute of limitations and settlements with taxing authorities; however, the Company does not anticipate the change will have a material impact on the Company’s condensed consolidated results of operations or condensed consolidated financial position.

The Company, or one of its subsidiaries, files income tax returns in the United States federal jurisdiction and various state jurisdictions. The Company has extended the federal statute of limitations through June 30, 2017 for Triad Hospitals, Inc. for the tax periods ended December 31, 1999, December 31, 2000, April 30, 2001, June 30, 2001, December 31, 2001, December 31, 2002, December 31, 2003, December 31, 2004, December 31, 2005, December 31, 2006 and July 25, 2007. With few exceptions, the Company is no longer subject to state income tax examinations for years prior to 2013. The Company’s federal income tax returns for the 2009, 2010, 2014 and 2015 tax years are currently under examination by the Internal Revenue Service. The Company believes the results of these examinations will not be material to its consolidated results of operations or consolidated financial position. The Company has extended the federal statute of limitations through January 31, 2018 for Community Health Systems, Inc. for the tax periods ended December 31, 2007, 2008, 2009 and 2010, and through December 31, 2017 for the tax periods ended December 31, 2011 and 2012.

The Company’s effective tax rates were less than 0.1% and 41.3% for the three months ended March 31, 2017 and 2016, respectively. Including the net income attributable to noncontrolling interests, which is not tax effected in the condensed consolidated statements of (loss) income, the effective tax rate for the three months ended March 31, 2017 and 2016 would have been less than 0.1% and 68.4% respectively. This decrease in the Company’s effective tax rate for the three months ended March 31, 2017, when compared to the three months ended March 31, 2016, was primarily due to the non-deductible nature of certain goodwill written off in the $250 million impairment and (loss) gain on sale of businesses for the three months ended March 31, 2017, and partially offset by approximately $16 million of tax expense recognized on the tax deficiency created by a difference between the actual tax deduction that will be recognized from the vesting of restricted stock during the three months ended March 31, 2017, compared to the higher stock compensation expense previously recorded over the vesting period as determined based on the fair value of the restricted stock at the grant date. This additional tax expense was a result of the adoption of ASU 2016-09, which changed the previously required accounting for such tax deficiencies through additional paid-in capital to recording such amounts as part of the tax provision in the period such restricted stock vests.

Cash paid for income taxes, net of refunds received, resulted in net cash paid of less than $1 million during both the three-month periods ended March 31, 2017 and 2016.

8.  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill for the three months ended March 31, 2017 are as follows (in millions):

Balance as of December 31, 2016	$6,521
Goodwill acquired as part of acquisitions during current year	1
Consideration and purchase price allocation adjustments for prior year’s acquisitions and other adjustments	(3)
Goodwill allocated to hospitals held for sale	(192)

Balance as of March 31, 2017	$6,327

Goodwill is allocated to each identified reporting unit, which is defined as an operating segment or one level below the operating segment (referred to as a component of the entity). Management has determined that the Company’s hospital operating segment meets the criteria to be classified as a single reporting unit. At March 31, 2017, the Company had approximately $6.3 billion of goodwill recorded, all of which resides at its hospital operations reporting unit.

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

While no impairment was indicated by the fourth quarter of 2016 evaluation, the reduction in the Company’s fair value and the resulting goodwill impairment charge recorded during 2016 reduced the excess of fair value calculated in the step two analysis over the carrying value of the Company’s hospital operations reporting unit to an amount less than 1% of the Company’s carrying value. This minimal amount in the excess fair value over carrying value of the hospital operations reporting unit increases the risk that future declines in fair value could result in goodwill impairment. The determination of fair value in the Company’s goodwill impairment analysis is based on an estimate of fair value for each reporting unit utilizing known and estimated inputs at the evaluation date. Some of those inputs include, but are not limited to, the most recent price of the Company’s common stock or fair value of long-term debt, estimates of future revenue and expense growth, estimated market multiples expected capital expenditures, income tax rates, and costs of invested capital. Future estimates of fair value could be adversely affected if the actual outcome of one or more of these assumptions changes materially in the future, including further decline in the Company’s stock price or fair value of long-term debt, lower than expected hospital volumes, or increased operating costs. Such changes impacting the calculation of fair value could result in a material impairment charge in the future.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Intangible Assets

No intangible assets other than goodwill were acquired during the three months ended March 31, 2017. The gross carrying amount of the Company’s other intangible assets subject to amortization was $18 million at March 31, 2017 and $41 million at December 31, 2016, respectively, and the net carrying amount was $13 million at March 31, 2017 and $14 million at December 31, 2016, respectively. The carrying amount of the Company’s other intangible assets not subject to amortization was $79 million at March 31, 2017 and $86 million at December 31, 2016, respectively. Other intangible assets are included in other assets, net on the Company’s condensed consolidated balance sheets. Substantially all of the Company’s intangible assets are contract-based intangible assets related to operating licenses, management contracts, or non-compete agreements entered into in connection with prior acquisitions.

The weighted-average remaining amortization period for the intangible assets subject to amortization is approximately six years. There are no expected residual values related to these intangible assets. Amortization expense on these intangible assets was $2 million and $4 million during the three months ended March 31, 2017 and 2016, respectively. Amortization expense on intangible assets is estimated to be $3 million for the remainder of 2017, $3 million in 2018, $2 million in 2019, $1 million in 2020, $1 million in 2021, $1 million in 2022 and $2 million thereafter.

The gross carrying amount of capitalized software for internal use was approximately $1.4 billion at March 31, 2017 and $1.3 billion at December 31, 2016, and the net carrying amount was approximately $585 million at March 31, 2017 and $574 million at December 31, 2016. The estimated amortization period for capitalized internal-use software is generally three years, except for capitalized costs related to significant system conversions, which is generally eight to ten years. There is no expected residual value for capitalized internal-use software. At March 31, 2017, there was approximately $49 million of capitalized costs for internal-use software that is currently in the development stage and will begin amortization once the software project is complete and ready for its intended use. Amortization expense on capitalized internal-use software was $49 million and $55 million during the three months ended March 31, 2017 and 2016, respectively. Amortization expense on capitalized internal-use software is estimated to be $152 million for the remainder of 2017, $140 million in 2018, $92 million in 2019, $58 million in 2020, $52 million in 2021, $38 million in 2022 and $53 million thereafter.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

9.  EARNINGS PER SHARE

The following table sets forth the components of the numerator and denominator for the computation of basic and diluted earnings per share for (loss) income from continuing operations, discontinued operations and net (loss) income attributable to Community Health Systems, Inc. common stockholders (in millions, except share data):

	Three Months Ended
	March 31,
	2017	2016
Numerator:
(Loss) income from continuing operations, net of taxes	$(176)	$37
Less: Income from continuing operations attributable to noncontrolling interests, net of taxes	22	25

(Loss) income from continuing operations attributable to Community Health Systems, Inc. common stockholders — basic and diluted	$(198)	$12

Loss from discontinued operations, net of taxes	$(1)	$(1)
Less: Loss from discontinued operations attributable to noncontrolling interests, net of taxes	-	-

Loss from discontinued operations attributable to Community Health Systems, Inc. common stockholders — basic and diluted	$(1)	$(1)

Denominator:
Weighted-average number of shares outstanding — basic	111,252,331	110,247,867
Effect of dilutive securities:
Restricted stock awards	-	45,257
Employee stock options	-	13,038
Other equity-based awards	-	3,210

Weighted-average number of shares outstanding — diluted	111,252,331	110,309,372

The Company generated a loss from continuing operations attributable to Community Health Systems, Inc. common stockholders for the three months ended March 31, 2017, so the effect of dilutive securities is not considered because their effect would be antidilutive. If the Company had generated income from continuing operations during the three months ended March 31, 2017, the effect of restricted stock awards on the diluted shares calculation would have been an increase of 78,773 shares.

	Three Months Ended
	March 31,
	2017	2016
Dilutive securities outstanding not included in the computation of earnings per share because their effect is antidilutive:
Employee stock options and restricted stock awards	3,507,729	2,672,726

10.  STOCKHOLDERS’ EQUITY

Authorized capital shares of the Company include 400,000,000 shares of capital stock consisting of 300,000,000 shares of common stock and 100,000,000 shares of preferred stock. Each of the aforementioned classes of capital stock has a par value of $0.01 per share. Shares of preferred stock, none of which were outstanding as of March 31, 2017, may be issued in one or more series having such rights, preferences and other provisions as determined by the Board of Directors without approval by the holders of common stock.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

On November 6, 2015, the Company adopted an open market repurchase program for up to 10,000,000 shares of the Company’s common stock, not to exceed $300 million in repurchases. The repurchase program will expire on the earlier of November 5, 2018, when the maximum number of shares has been repurchased, or when the maximum dollar amount has been expended. During the year ended December 31, 2015, the Company repurchased and retired 532,188 shares at a weighted-average price of $27.31 per share, which is the cumulative number of shares repurchased and retired under this program. No shares were repurchased under this program during the year ended December 31, 2016. In addition, no shares were repurchased under this program during the three months ended March 31, 2017.

The Company is a holding company which operates through its subsidiaries. The Company’s Credit Facility and the indentures governing the senior and senior secured notes contain various covenants under which the assets of the subsidiaries of the Company are subject to certain restrictions relating to, among other matters, dividends and distributions, as referenced in the paragraph below.

With the exception of a special cash dividend of $0.25 per share paid by the Company in December 2012, historically, the Company has not paid any cash dividends. Subject to certain exceptions, the Company’s Credit Facility limits the ability of the Company’s subsidiaries to pay dividends and make distributions to the Company, and limits the Company’s ability to pay dividends and/or repurchase stock, to an amount not to exceed $200 million in the aggregate plus an additional $25 million in any particular year plus the aggregate amount of proceeds from the exercise of stock options. The indentures governing the senior and senior secured notes also restrict the Company’s subsidiaries from, among other matters, paying dividends and making distributions to the Company, which thereby limits the Company’s ability to pay dividends and/or repurchase stock. The non-cash dividend of approximately $713 million recorded by the Company during the year ended December 31, 2016 to reflect the distribution of the net assets of QHC was a permitted transaction under the Company’s Credit Facility. As of March 31, 2017, under the most restrictive test under these agreements (and subject to certain exceptions), the Company has approximately $318 million remaining available with which to pay permitted dividends and/or repurchase shares of stock or its senior and senior secured notes.

The following schedule presents the reconciliation of the carrying amount of total equity, equity attributable to the Company, and equity attributable to the noncontrolling interests for the three-month period ended March 31, 2017 (in millions):

		Community Health Systems, Inc. Stockholders
	Redeemable Noncontrolling Interest	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Noncontrolling Interest	Total Stockholders’ Equity
Balance, December 31, 2016	$554	$1	$1,975	$(62)	$(299)	$113	$1,728

Comprehensive income	17	-	-	8	(199)	5	(186)

Contributions from noncontrolling interests	5	-	-	-	-	-	-

Distributions to noncontrolling interests	(22)	-	-	-	-	(6)	(6)

Purchase of subsidiary shares from noncontrolling interests	(4)	-	-	-	-	-	-

Disposition of less-than-wholly owned entity	4	-	-	-	-	(2)	(2)

Other reclassifications of noncontrolling interests	(1)	-	-	-	-	1	1

Noncontrolling interests in acquired entity	-	-	-	-	-	1	1

Adjustment to redemption value of redeemable noncontrolling interests	(1)	-	1	-	-	-	1

Cancellation of restricted stock for tax withholdings on vested shares	-	-	(5)	-	-	-	(5)

Share-based compensation	-	-	9	-	-	-	9

Balance, March 31, 2017	$552	$1	$1,980	$(54)	$(498)	$112	$1,541

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following schedule discloses the effects of changes in the Company’s ownership interest in its less-than-wholly-owned subsidiaries on Community Health Systems, Inc. stockholders’ equity (in millions):

Three Months Ended
March 31, 2017
Net loss attributable to Community Health Systems, Inc. stockholders	$(199)
Transfers from the noncontrolling interests:
Net decrease in Community Health Systems, Inc. paid-in-capital for purchase of subsidiary partnership interests	-

Net transfers from the noncontrolling interests	-

Change to Community Health Systems, Inc. stockholders’ equity from net loss attributable to Community Health Systems, Inc. stockholders and transfers to noncontrolling interests	$(199)

11.  EQUITY INVESTMENTS

As of March 31, 2017, the Company owned equity interests of 38.0% in three hospitals in Macon, Georgia, in which HCA Holdings, Inc. (“HCA”) owned the majority interest. On December 31, 2016, the Company sold 80% of its ownership interest in the legal entity that owned and operated its home care agency business. As part of the divestiture of its controlling interest in the home care agency business, the Company recorded an equity method investment representing its remaining 20% ownership at a fair value of $32 million.

In March 2005, the Company began purchasing items, primarily medical supplies, medical equipment and pharmaceuticals, under an agreement with HealthTrust Purchasing Group, L.P. (“HealthTrust”), a group purchasing organization in which the Company is a noncontrolling partner. As of March 31, 2017, the Company had a 23.1% ownership interest in HealthTrust.

The Company’s investment in all of its unconsolidated affiliates was $175 million and $177 million at March 31, 2017 and December 31, 2016, respectively, and is included in other assets, net in the accompanying condensed consolidated balance sheets. Included in the Company’s results of operations is the Company’s equity in pre-tax earnings from all of its investments in unconsolidated affiliates, which was $3 million and $20 million for the three months ended March 31, 2017 and 2016, respectively.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

12.  LONG-TERM DEBT

Long-term debt, net of unamortized debt issuance costs and discounts or premiums, consists of the following (in millions):

	March 31,	December 31,
	2017	2016
Credit Facility:
Term A Loan	$712	$749
Term F Loan	-	1,445
Term G Loan	1,528	1,528
Term H Loan	2,811	2,811
Revolving credit loans	-	-
8% Senior Notes due 2019	1,925	1,925
7 1⁄8% Senior Notes due 2020	1,200	1,200
5 1⁄8% Senior Secured Notes due 2018	-	700
5 1⁄8% Senior Secured Notes due 2021	1,000	1,000
6 7⁄8% Senior Notes due 2022	3,000	3,000
6 1⁄4% Senior Secured Notes due 2023	2,200	-
Receivables Facility	700	677
Capital lease obligations	319	328
Other	61	74
Less: Unamortized deferred debt issuance costs and note premium	(211)	(193)

Total debt	15,245	15,244
Less: Current maturities	(558)	(455)

Total long-term debt	$14,687	$14,789

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

On March 9, 2015, CHS entered into Amendment No. 1 and Incremental Term Loan Assumption Agreement to refinance the existing Term E Loans due 2017 into Term F Loans due 2018, in an original aggregated principal amount of $1.7 billion (the “Term F Facility”). On May 18, 2015, CHS entered into an Incremental Term Loan Assumption Agreement to provide for a new $1.6 billion incremental Term G facility due 2019 (the “Term G Facility”) and a new approximately $2.9 billion incremental Term H facility due 2021 (the “Term H Facility”). The proceeds of the Term G Facility and Term H Facility were used to repay the Company’s existing Term D Facility in full. Pursuant to a special distribution paid by QHC to the Company as part of the series of transactions to complete the spin-off, the Company received approximately $1.2 billion in cash generated from the net proceeds of certain financing arrangements entered into by QHC as part of the separation. On April 29, 2016, using part of the cash generated from the QHC spin-off, the Company repaid approximately $190 million of its Term F Facility. On December 30, 2016, using the cash generated from the sale of a majority ownership in the Company’s home care division and from the completion of the sale-lease back transaction for ten of the Company’s owned medical office buildings, the Company repaid approximately $48 million of the Term F Facility, approximately $26 million of the Term A Facility, approximately $52 million of the Term G Facility and $96 million of the Term H Facility. On March 16, 2017, CHS issued a $2.2 billion aggregate principal 6 1⁄4% Senior Secured Notes due 2023 (the “2023 Senior Secured Notes”), a portion of the net proceeds of which was used to repay the Company’s existing Term F Facility in full.

On December 5, 2016, CHS entered into Amendment No. 2 to the Credit Facility (“Amendment No. 2”) to adjust upward the maximum leverage ratios and adjust downward the minimum interest coverage ratio the Company is required to comply with each fiscal quarter through and including the fiscal quarter ending December 31, 2017 under the financial maintenance covenants in the Credit Facility. In connection with Amendment No. 2, the Company agreed to certain other additional undertakings for the benefit of the lenders under the Revolving Facility and the Term A Facility.

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

Under the Term A Facility, CHS is required to make amortization payments in aggregate amounts equal to 15% of the original principal amount of the Term A Facility in 2017 and 45% of the original principal amount of the Term A Facility in 2018. Under the Term H Facility, CHS is required to make amortization payments in aggregate amounts equal to 1% of the original principal amount of the Term H Facility each year. As of December 31, 2016, no additional amortization payments were required to be made under the Term F Facility or the Term G Facility.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The borrower under the Credit Facility is CHS. All of the obligations under the Credit Facility are unconditionally guaranteed by the Company and certain of its existing and subsequently acquired or organized domestic subsidiaries. All obligations under the Credit Facility and the related guarantees are secured by a perfected first priority lien or security interest in substantially all of the assets of the Company, CHS and each subsidiary guarantor, including equity interests held by the Company, CHS or any subsidiary guarantor, but excluding, among others, the equity interests of non-significant subsidiaries, syndication subsidiaries, securitization subsidiaries and joint venture subsidiaries. Such assets constitute substantially the same assets, subject to certain exceptions, that secure CHS’ obligations under the 2021 Senior Secured Notes (as defined below) and the 2023 Senior Secured Notes.

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

The Credit Facility contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the Company’s and its subsidiaries’ ability, subject to certain exceptions, to, among other things (1) declare dividends, make distributions or redeem or repurchase capital stock, (2) prepay, redeem or repurchase other debt, (3) incur liens or grant negative pledges, (4) make loans and investments and enter into acquisitions and joint ventures, (5) incur additional indebtedness or provide certain guarantees, (6) make capital expenditures, (7) engage in mergers, acquisitions and asset sales, (8) conduct transactions with affiliates, (9) alter the nature of the Company’s businesses, (10) grant certain guarantees with respect to physician practices, (11) engage in sale and leaseback transactions or (12) change the Company’s fiscal year. The Company is also required to comply with specified financial covenants (consisting of a maximum secured net leverage ratio and an interest coverage ratio) and various affirmative covenants. Under the Credit Facility, the secured net leverage ratio is calculated as the ratio of total secured debt, less unrestricted cash and cash equivalents, to consolidated EBITDA, as defined in the Credit Facility, and the interest coverage ratio is the ratio of consolidated EBITDA, as defined in the Credit Facility, to consolidated interest expense for the period. The calculation of consolidated EBITDA as defined in the Credit Facility is a trailing 12-month calculation that begins with net income attributable to the Company, with certain pro forma adjustments to consider the impact of material acquisitions or divestitures, and adjustments for interest, taxes, depreciation and amortization, net income attributable to noncontrolling interests, stock compensation expense, restructuring costs, and the financial impact of other non-cash or non-recurring items recorded during any such 12-month period. For the 12-month period ended March 31, 2017, the secured net leverage ratio financial covenant in the Credit Facility limited the ratio of secured debt to EBITDA, as defined, to less than or equal to 4.50 to 1.00, which will decrease to 4.00 to 1.00 on January 1, 2018. For the 12-month period ended March 31, 2017, the interest coverage ratio financial covenant in the Credit Facility required the ratio of consolidated EBITDA, as defined, to consolidated interest expense to be greater than or equal to 2.00 to 1.00, which will increase to 2.25 to 1.00 on January 1, 2018. The Company was in compliance with all such covenants at March 31, 2017, with a secured net leverage ratio of approximately 3.99 to 1.00 and an interest coverage ratio of approximately 2.39 to 1.00.

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

As of March 31, 2017, the availability for additional borrowings under the Credit Facility, subject to certain limitations as set forth in the Credit Facility, was approximately $1.0 billion pursuant to the Revolving Facility, of which $56 million is in the form of outstanding letters of credit. CHS has the ability to amend the Credit Facility to provide for one or more tranches of term loans or increases in the Revolving Facility in an aggregate principal amount of up to $1.5 billion, only $750 million of which is effectively available because of the Company’s additional undertakings in connection with Amendment No. 2. As of March 31, 2017, the weighted-average interest rate under the Credit Facility, excluding swaps, was 5.1%.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

8% Senior Notes due 2019

On November 22, 2011, CHS completed a private offering of $1.0 billion aggregate principal amount of 8% Senior Notes due 2019 (the “8% Senior Notes”). The net proceeds from this issuance, together with available cash on hand, were used to finance the purchase of up to $1.0 billion aggregate principal amount of CHS’ then outstanding 8 7⁄8% Senior Notes due 2015 and related fees and expenses. On March 21, 2012, CHS completed an offering of an additional $1.0 billion aggregate principal amount of 8% Senior Notes, which were issued in a private placement (at a premium of 102.5%). The net proceeds from this issuance were used to finance the purchase of approximately $850 million aggregate principal amount of CHS’ then outstanding 8 7⁄8% Senior Notes due 2015, to pay related fees and expenses and for general corporate purposes. The 8% Senior Notes bear interest at 8% per annum, payable semiannually in arrears on May 15 and November 15. Interest on the 8% Senior Notes accrues from the date of original issuance. Interest is calculated on the basis of a 360-day year comprised of twelve 30-day months.

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

During the year ended December 31, 2016, the Company repurchased approximately $75 million of aggregate principal amount of outstanding 8% Senior Notes in open market transactions.

7 1⁄8% Senior Notes due 2020

On July 18, 2012, CHS completed a public offering of 7 1⁄8% Senior Notes due 2020 (the “7 1⁄8% Senior Notes”). The net proceeds from this issuance were used to finance the purchase or redemption of $934 million aggregate principal amount of CHS’ then outstanding 8 7⁄8% Senior Notes due 2015, to pay for consents delivered in connection with a related tender offer, to pay related fees and expenses, and for general corporate purposes. The 7 1⁄8% Senior Notes bear interest at 7.125% per annum, payable semiannually in arrears on July 15 and January 15. Interest on the 7 1⁄8% Senior Notes accrues from the date of original issuance. Interest is calculated on the basis of a 360-day year comprised of twelve 30-day months.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

5 1⁄8% Senior Secured Notes due 2018

On August 17, 2012, CHS completed a public offering of 5 1⁄8% Senior Secured Notes due 2018 (the “2018 Senior Secured Notes”). The net proceeds from this issuance, together with available cash on hand, were used to finance the prepayment of $1.6 billion of the then outstanding term loans due 2014 under the Credit Facility and related fees and expenses. The 2018 Senior Secured Notes bore interest at 5.125% per annum, payable semiannually in arrears on August 15 and February 15. The 2018 Senior Secured Notes were secured by a first-priority lien subject to a shared lien of equal priority with certain other obligations, including obligations under the Credit Facility and the 2021 Senior Secured Notes, and subject to prior ranking liens permitted by the indenture governing the 2018 Senior Secured Notes on substantially the same assets, subject to certain exceptions, that secure CHS’ obligations under the Credit Facility and the 2021 Senior Secured Notes.

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

During the three months ended March 31, 2017, using a portion of the net proceeds from the issuance of the 2023 Senior Secured Notes, CHS completed its tender offer of $469 million of the then $700 million aggregate outstanding principal amount of the 2018 Senior Secured Notes and thereafter redeemed the remaining $231 million aggregate principal amount of 2018 Senior Secured Notes pursuant to a redemption notice previously given by CHS.

5 1⁄8% Senior Secured Notes due 2021

On January 27, 2014, CHS completed a private offering of $1.0 billion aggregate principal amount of 5 1⁄8% Senior Secured Notes due 2021 (the “2021 Senior Secured Notes”). The net proceeds from this issuance were used to finance the HMA merger. The 2021 Senior Secured Notes bear interest at 5.125% per annum, payable semiannually in arrears on February 1 and August 1. Interest on the 2021 Senior Secured Notes accrues from the date of original issuance. Interest is calculated on the basis of a 360-day year comprised of twelve 30-day months. The 2021 Senior Secured Notes are secured by a first-priority lien, subject to a shared lien of equal priority with certain other obligations, including obligations under the Credit Facility and the 2023 Senior Secured Notes, and subject to prior ranking liens permitted by the indenture governing the 2021 Senior Secured Notes, on substantially the same assets, subject to certain exceptions, that secure CHS’ obligations under the Credit Facility and the 2023 Senior Secured Notes.

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

6 7⁄8% Senior Notes due 2022

On January 27, 2014, CHS completed a private offering of $3.0 billion aggregate principal amount of 6 7⁄8% Senior Notes due 2022 (the “6 7⁄8% Senior Notes”). The net proceeds from this issuance were used to finance the HMA merger. The 6 7⁄8% Senior Notes bear interest at 6.875% per annum, payable semiannually in arrears on February 1 and August 1. Interest on the 6 7⁄8% Senior Notes accrues from the date of original issuance. Interest is calculated on the basis of a 360-day year comprised of twelve 30-day months.

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

6 1⁄4% Senior Secured Notes due 2023

On March 16, 2017, CHS completed a public offering of $2.2 billion aggregate principal amount of 2023 Senior Secured Notes. The net proceeds from this issuance were used to finance the purchase or redemption of $700 million aggregate principal amount of CHS’ then outstanding 2018 Senior Secured Notes and related fees and expenses, and $1.4 billion of the Term F Facility. The 2023 Senior Secured Notes bear interest at 6.250% per annum, payable semiannually in arrears on March 31 and September 30, commencing September 30, 2017. Interest on the 2023 Senior Secured Notes accrues from the date of original issuance. Interest is calculated on the basis of a 360-day year comprised of twelve 30-day months. The 2023 Senior Secured Notes are secured by a first-priority lien subject to a shared lien of equal priority with certain other obligations, including obligations under the Credit Facility and the 2021 Senior Secured Notes, and subject to prior ranking liens permitted by the indenture governing the 2023 Senior Secured Notes on substantially the same assets, subject to certain exceptions, that secure CHS’ obligations under the Credit Facility and the 2021 Senior Secured Notes.

CHS is entitled, at its option, to redeem all or a portion of the 2023 Senior Secured Notes at any time prior to March 31, 2020, upon not less than 30 nor more than 60 days’ notice, at a price equal to 100% of the principal amount of the 2023 Senior Secured Notes redeemed plus accrued and unpaid interest, if any, plus a “make-whole” premium, as described in the indenture governing the 2023 Senior Secured Notes. In addition, CHS may redeem up to 40% of the aggregate principal amount of the 2023 Senior Secured Notes at any time prior to March 31, 2020 using the net proceeds from certain equity offerings at the redemption price of 106.250% of the principal amount of the 2023 Senior Secured Notes redeemed, plus accrued and unpaid interest, if any.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

CHS may redeem some or all of the 2023 Senior Secured Notes at any time on or after March 31, 2020 upon not less than 30 nor more than 60 days’ notice, at the following redemption prices (expressed as a percentage of principal amount on the redemption date), plus accrued and unpaid interest, if any, to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date), if redeemed during the periods set forth below:

Period	Redemption Price
March 31, 2020 to March 30, 2021	103.125%
March 31, 2021 to March 30, 2022	101.563%
March 31, 2022 to March 30, 2023	100.000%

Receivables Facility

On March 21, 2012, through certain of its subsidiaries, CHS entered into an accounts receivable loan agreement (the “Receivables Facility”) with a group of lenders and banks, Credit Agricolé Corporate and Investment Bank, as a managing agent and as the administrative agent, and The Bank of Nova Scotia, as a managing agent. On March 7, 2013, CHS and certain of its subsidiaries amended the Receivables Facility to add an additional managing agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd., to increase the size of the facility from $300 million to $500 million and to extend the scheduled termination date. Additional subsidiaries also agreed to participate in the Receivables Facility as of that date. On March 31, 2014, CHS and certain of its subsidiaries amended the Receivables Facility to increase the size of the facility from $500 million to $700 million and to extend the scheduled termination date. Additional subsidiaries also agreed to participate in the Receivables Facility as of that date. On November 13, 2015, CHS and certain of its subsidiaries amended the Receivables Facility to extend the scheduled termination date and amend certain other provisions thereof. On November 18, 2016, CHS and certain of its subsidiaries amended the Receivables Facility to extend the scheduled termination date in respect of a $450 million portion of the commitments thereunder and amend certain other provisions thereof. The existing and future non-self pay patient-related accounts receivable (the “Receivables”) for certain affiliated hospitals serve as collateral for the outstanding borrowings under the Receivables Facility. The interest rate on the borrowings is based on the commercial paper rate plus an applicable interest rate spread. Unless earlier terminated or subsequently extended pursuant to its terms, the Receivables Facility will expire on November 13, 2017 in respect of a $250 million portion of the commitments thereunder and November 13, 2018 in respect of the remaining $450 million of commitments thereunder, subject to customary termination events that could cause an early termination date. CHS maintains effective control over the Receivables because, pursuant to the terms of the Receivables Facility, the Receivables are sold from certain of CHS’ subsidiaries to CHS, and CHS then sells or contributes the Receivables to a special-purpose entity that is wholly-owned by CHS. The wholly-owned special-purpose entity in turn grants security interests in the Receivables in exchange for borrowings obtained from the group of third-party lenders and banks of up to $700 million outstanding from time to time based on the availability of eligible Receivables and other customary factors. The wholly-owned special-purpose entity is not a subsidiary guarantor under the Credit Facility or CHS’ outstanding notes. The group of third-party lenders and banks do not have recourse to CHS or its subsidiaries beyond the assets of the wholly-owned special-purpose entity that collateralizes the loan. The Receivables and other assets of the wholly-owned special-purpose entity will be available first and foremost to satisfy the claims of the creditors of such entity. The outstanding borrowings pursuant to the Receivables Facility at March 31, 2017 totaled $700 million with approximately $450 million classified as long-term debt on the condensed consolidated balance sheet. At March 31, 2017, the carrying amount of Receivables included in the Receivables Facility totaled approximately $1.9 billion and is included in patient accounts receivable on the condensed consolidated balance sheet.

Loss from Early Extinguishment of Debt

The financing and repayment transactions discussed above resulted in a loss from the early extinguishment of debt of $21 million for the three months ended March 31, 2017 and an after-tax loss of $13 million for the three months ended March 31, 2017.

Other Debt

As of March 31, 2017, other debt consisted primarily of other obligations maturing in various installments through 2021.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

To limit the effect of changes in interest rates on a portion of the Company’s long-term borrowings, the Company is a party to 10 separate interest swap agreements in effect at March 31, 2017, with an aggregate notional amount for currently effective swaps of $2.6 billion. On each of these swaps, the Company receives a variable rate of interest based on the three-month LIBOR in exchange for the payment of a fixed rate of interest. The Company currently pays, on a quarterly basis, interest on the Revolving Facility and the Term A Facility at a rate per annum equal to LIBOR plus 2.50%. The Term G Loan and Term H Loan accrue interest at a rate per annum equal to LIBOR plus 2.75% and 3.00%, in the case of LIBOR borrowings, respectively, and Alternate Base Rate plus 1.75% and 2.00%, respectively, in the case of Alternate Base Rate Borrowings. The Term G Loan and the Term H Loan are subject to a 1.00% LIBOR floor and a 2.00% Alternate Base Rate floor. See Note 13 for additional information regarding these swaps.

The Company paid interest of $279 million and $307 million on borrowings during the three months ended March 31, 2017 and 2016, respectively.

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments has been estimated by the Company using available market information as of March 31, 2017 and December 31, 2016, and valuation methodologies considered appropriate. The estimates presented in the table below are not necessarily indicative of amounts the Company could realize in a current market exchange (in millions):

	March 31, 2017		December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$247	$247	$238	$238
Available-for-sale securities	303	303	299	299
Trading securities	51	51	80	80
Liabilities:
Contingent Value Right	2	2	1	1
Credit Facility	4,990	5,002	6,456	6,370
8% Senior Notes	1,920	1,892	1,920	1,615
7 1⁄8% Senior Notes	1,190	1,106	1,189	917
5 1⁄8% Senior Secured Notes due 2018	-	-	698	690
5 1⁄8% Senior Secured Notes due 2021	974	990	972	930
6 7⁄8% Senior Notes	2,934	2,582	2,932	2,102
6 1⁄4% Senior Secured Notes due 2023	2,159	2,236	-	-
Receivables Facility and other debt	759	759	749	749

The carrying value of the Company’s long-term debt in the above table is presented net of unamortized deferred debt issuance costs. The estimated fair value is determined using the methodologies discussed below in accordance with accounting standards related to the determination of fair value based on the U.S. GAAP fair value hierarchy as discussed in Note 14. The estimated fair value for financial instruments with a fair value that does not equal its carrying value is considered a Level 1 valuation. The Company utilizes the market approach and obtains indicative pricing from the administrative agent to the Credit Facility to determine fair values or through publicly available subscription services such as Bloomberg where relevant.

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

6 1⁄4% Senior Secured Notes due 2023. Estimated fair value is based on the closing market price for these notes.

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

The Company assesses the effectiveness of its hedge instruments on a quarterly basis. For the three months ended March 31, 2017 and 2016, the Company completed an assessment of the cash flow hedge instruments and determined the hedges to be highly effective. The Company has also determined that the ineffective portion of the hedges do not have a material effect on the Company’s condensed consolidated financial position, operations or cash flows. The counterparties to the interest rate swap agreements expose the Company to credit risk in the event of nonperformance. However, at March 31, 2017, all of the swap agreements entered into by the Company were in a net liability position such that the Company would be required to make the net settlement payments to the counterparties; the Company does not anticipate nonperformance by those counterparties. The Company does not hold or issue derivative financial instruments for trading purposes.

Interest rate swaps consisted of the following at March 31, 2017:

Swap #	Notional Amount (in millions)	Fixed Interest Rate	Termination Date	Fair Value (in millions)
1	$200	2.055%	July 25, 2019	$2
2	200	2.059%	July 25, 2019	2
3	400	1.882%	August 30, 2019	2
4	200	2.515%	August 30, 2019	4
5	200	2.613%	August 30, 2019	4
6	300	2.041%	August 30, 2020	1
7	300	2.738%	August 30, 2020	8
8	300	2.892%	August 30, 2020	10
9	300	2.363%	January 27, 2021	4
10	200	2.368%	January 27, 2021	3

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

Assuming no change in March 31, 2017 interest rates, approximately $33 million of interest expense resulting from the spread between the fixed and floating rates defined in each interest rate swap agreement will be recognized during the next 12 months. If interest rate swaps do not remain highly effective as a cash flow hedge, the derivatives’ gains or losses resulting from the change in fair value reported through OCI will be reclassified into earnings.

The following tabular disclosure provides the amount of pre-tax loss recognized as a component of OCI during the three months ended March 31, 2017 and 2016 (in millions):

	Amount of Pre-Tax Loss
	Recognized in OCI (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Three Months Ended March 31,
	2017	2016
Interest rate swaps	$-	$(43)

The following tabular disclosure provides the location of the effective portion of the pre-tax loss reclassified from accumulated other comprehensive loss (“AOCL”) into interest expense on the condensed consolidated statements of (loss) income during the three months ended March 31, 2017 and 2016 (in millions):

Location of Loss Reclassified from	Amount of Pre-Tax Loss Reclassified from AOCL into Income (Effective Portion)
AOCL into Income (Effective Portion)	Three Months Ended March 31,
	2017	2016
Interest expense, net	$9	$14

The fair values of derivative instruments in the condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016 were as follows (in millions):

	Asset Derivatives				Liability Derivatives
	March 31, 2017		December 31, 2016		March 31, 2017		December 31, 2016
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments	Other assets, net	$-	Other assets, net	$-	Other long- term liabilities	$40	Other long- term liabilities	$49

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

In instances where the determination of the fair value hierarchy measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment of factors specific to the asset or liability. Transfers between levels within the fair value hierarchy are recognized by the Company on the date of the change in circumstances that requires such transfer. There were no transfers between levels during the three months ending March 31, 2017 or March 31, 2016.

The following table sets forth, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 (in millions):

	March 31, 2017	Level 1	Level 2	Level 3
Available-for-sale securities	$303	$167	$136	$-
Trading securities	51	51	-	-

Total assets	$354	$218	$136	$-

Contingent Value Right (CVR)	$2	$2	$-	$-
CVR-related liability	258	-	-	258
Fair value of interest rate swap agreements	40	-	40	-

Total liabilities	$300	$2	$40	$258

	December 31, 2016	Level 1	Level 2	Level 3
Available-for-sale securities	$299	$163	$136	$-
Trading securities	80	80	-	-

Total assets	$379	$243	$136	$-

Contingent Value Right (CVR)	$1	$1	$-	$-
CVR-related liability	252	-	-	252
Fair value of interest rate swap agreements	49	-	49	-

Total liabilities	$302	$1	$49	$252

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

Contingent Value Right (CVR)

The CVR represents the estimate of the fair value for the contingent consideration paid to HMA shareholders as part of the HMA merger. The CVR is listed on the NASDAQ and the valuation at March 31, 2017 is based on the quoted trading price for the CVR on the last day of the period. Changes in the estimated fair value of the CVR are recorded through the condensed consolidated statements of (loss) income.

CVR-related Liability

The CVR-related legal liability represents the Company’s estimate of fair value at March 31, 2017 of the liability associated with the legal matters assumed in the HMA merger, which are included in other long-term liabilities in the accompanying condensed consolidated balance sheet. This liability did not include those matters previously accrued by HMA as a probable contingency, which were settled and paid during the year ended December 31, 2015. To develop the estimate of fair value, the Company engaged an independent third-party valuation firm to measure the liability. The valuation was made utilizing the Company’s estimates of future outcomes for each legal case and simulating future outcomes based on the timing, probability and distribution of several scenarios using a Monte Carlo simulation model. Other inputs were then utilized for discounting the liability to the measurement date. The HMA legal matters underlying this fair value estimate were evaluated by management to determine the likelihood and impact of each of the potential outcomes. Using that information, as well as the potential correlation and variability associated with each case, a fair value was determined for the estimated future cash outflows to conclude or settle the HMA legal matters included in the analysis, excluding legal fees (which are expensed as incurred). Because of the unobservable nature of the majority of the inputs used to value the liability, the Company has classified the fair value measurement as a Level 3 measurement in the fair value hierarchy.

The fair value of the CVR-related legal liability will be measured each reporting period using similar measurement techniques, updated for the assumptions and facts existing at that date for each of the underlying legal matters. Changes in the fair value of the CVR related legal liability are recorded in future periods through the condensed consolidated statements of (loss) income.

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

The Company incorporates CVAs to appropriately reflect both its own nonperformance or credit risk and the respective counterparty’s nonperformance or credit risk in the fair value measurements. In adjusting the fair value of its interest rate swap agreements for the effect of nonperformance or credit risk, the Company has considered the impact of any netting features included in the agreements. The CVA on the Company’s interest rate swap agreements resulted in a decrease in the fair value of the related liability of $2 million and an after-tax adjustment of $1 million to OCI at March 31, 2017. The CVA on the Company’s interest rate swap agreements resulted in a decrease in the fair value of the related liability of $3 million and an after-tax adjustment of $2 million to OCI at December 31, 2016.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

15.   SEGMENT INFORMATION

The Company operates in one distinct operating segment, represented by hospital operations (which includes its general acute care hospitals and related healthcare entities that provide inpatient and outpatient healthcare services).

Prior to the Company’s sale on December 31, 2016 of 80% of its ownership interest in the home care division, the Company also had an additional distinct operating segment represented by its home care agency operations (which provided in-home care). However, only the hospital operations segment met the criteria as a separate reportable segment due to the fact that the financial information for the home care agency segment did not meet the quantitative thresholds for a separate identifiable reportable segment and as such was combined into the corporate and all other reportable segment.

The distribution between reportable segments of the Company’s net operating revenues and income from continuing operations before income taxes, for the three months ended March 31, 2016, prior to the sale of an 80% ownership interest in the home care division, is summarized in the following tables (in millions):

Three Months Ended March 31, 2016
Net operating revenues:
Hospital operations	$4,944
Corporate and all other	55

Total	$4,999

Income from continuing operations before income taxes:
Hospital operations	$143
Corporate and all other	(80)

Total	$63

16.   OTHER COMPREHENSIVE INCOME

The following tables present information about items reclassified out of accumulated other comprehensive (loss) income by component for the three months ended March 31, 2017 and 2016 (in millions, net of tax):

	Change in Fair Value of Interest Rate Swaps	Change in Fair Value of Available for Sale Securities	Change in Unrecognized Pension Cost Components	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2016	$(31)	$(10)	$(21)	$(62)
Other comprehensive income before reclassifications	-	3	-	3
Amounts reclassified from accumulated other comprehensive income	5	-	-	5

Net current-period other comprehensive income	5	3	-	8

Balance as of March 31, 2017	$(26)	$(7)	$(21)	$(54)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

	Change in Fair Value of Interest Rate Swaps	Change in Fair Value of Available for Sale Securities	Change in Unrecognized Pension Cost Components	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2015	$(48)	$1	$(26)	$(73)
Other comprehensive (loss) income before reclassifications	(28)	2	-	(26)
Amounts reclassified from accumulated other comprehensive income	9	-	1	10

Net current-period other comprehensive (loss) income	(19)	2	1	(16)

Balance as of March 31, 2016	$(67)	$3	$(25)	$(89)

The following tables present a subtotal for each significant reclassification to net (loss) income out of AOCL and the line item affected in the accompanying condensed consolidated statements of (loss) income for the three months ended March 31, 2017 and 2016 (in millions):

	Amount reclassified from AOCL	Affected line item in the statement where net income (loss) is presented
Details about accumulated other comprehensive income (loss) components	Three Months Ended March 31, 2017
Gains and losses on cash flow hedges
Interest rate swaps	$(8)	Interest expense, net
	3	Tax benefit

	$(5)	Net of tax

Amortization of defined benefit pension items
Prior service costs	$(1)	Salaries and benefits
Actuarial losses	-	Salaries and benefits

	(1)	Total before tax
	1	Tax benefit

	$-	Net of tax

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

	Amount reclassified from AOCL	Affected line item in the statement where net (loss) income is presented
Details about accumulated other comprehensive income (loss) components	Three Months Ended March 31, 2016
Gains and losses on cash flow hedges
Interest rate swaps	$(14)	Interest expense, net
	5	Tax benefit

	$(9)	Net of tax

Amortization of defined benefit pension items
Prior service costs	$(1)	Salaries and benefits
Actuarial losses	-	Salaries and benefits

	(1)	Total before tax
	-	Tax benefit

	$(1)	Net of tax

17.   CONTINGENCIES

The Company is a party to various legal, regulatory and governmental proceedings incidental to its business. Based on current knowledge, management does not believe that loss contingencies arising from pending legal, regulatory and governmental matters, including the matters described herein, will have a material adverse effect on the condensed consolidated financial position or liquidity of the Company. However, in light of the inherent uncertainties involved in pending legal, regulatory and governmental matters, some of which are beyond the Company’s control, and the very large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to the Company’s results of operations or cash flows for any particular reporting period.

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

The CVRs do not have a finite payment date. Any payments the Company makes under the CVR agreement will be payable within 60 days after the final resolution of the HMA Legal Matters. The CVRs are unsecured obligations of CHS and all payments under the CVRs will be subordinated in right of payment to the prior payment in full of all of the Company’s senior obligations (as defined in the CVR agreement), which include outstanding indebtedness of the Company (subject to certain exceptions set forth in the CVR agreement) and the HMA Losses. The CVR agreement permits the Company to acquire all or some of the CVRs, whether in open market transactions, private transactions or otherwise. As of March 31, 2017, the Company had acquired no CVRs.

The following table represents the impact of legal expenses paid or incurred and settlements paid or deemed final as of March 31, 2017 on the amounts owed to CVR holders (in millions):

		Allocation of Expenses and Settlements Paid
	Total Expenses and Settlement Cost	Deductible	Company’s Responsibility at 10%	Reduction to Amount Owed to CVR Holders at 90%
As of December 31, 2016	$62	$18	$4	$40
Settlements paid	-	-	-	-
Legal expenses incurred and/or paid during the three months ended March 31, 2017	-	-	-	-

As of March 31, 2017	$62	$18	$4	$40

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Underlying the CVR agreement are a number of claims included in the HMA Legal Matters asserted against HMA. The Company has recorded a liability in connection with those claims as part of the acquired assets and liabilities at the date of acquisition pursuant to the provisions of Financial Accounting Standards Board Accounting Standards Codification Topic 805 “Business Combinations.” For the estimate of the Company’s liabilities associated with the HMA Legal Matters that will be covered by the CVR and were not previously accrued by HMA, the Company recorded a liability of $284 million as part of the acquisition accounting for the HMA merger based on the Company’s estimate of fair value of such liabilities as of the date of acquisition. There was a $6 million increase in the liability during the three months ended March 31, 2017 and the estimated fair value of such liabilities, after consideration of amounts paid and current estimates of valuation inputs, was $258 million as of March 31, 2017, which is recorded in other long-term liabilities on the accompanying condensed consolidated balance sheet. As of March 31, 2017, there is currently no accrual recorded for the probable contingency claims underlying the CVR agreement. The estimated liability for probable contingency claims underlying the CVR agreement that was previously recorded by HMA, and reflected in the purchase accounting for HMA as an acquired liability has been settled and was paid during the year ended December 31, 2015. In addition, although legal fees are not included in the amounts currently accrued, such legal fees are taken into account in determining HMA Losses under the CVR agreement. Certain significant HMA Legal Matters underlying these liabilities are discussed in greater detail below.

HMA Matters Recorded at Fair Value

Medicare/Medicaid Billing Lawsuits

Beginning during the week of December 16, 2013, eleven qui tam lawsuits filed by private individuals against HMA were unsealed in various United States district courts. The United States has elected to intervene in all or part of eight of these matters; namely U.S. ex rel. Craig Brummer v. Health Management Associates, Inc. et al. (Middle District Georgia) (“Brummer”); U.S. ex rel. Ralph D. Williams v. Health Management Associates, Inc. et al. (Middle District Georgia) (“Williams”); U.S. ex rel. Scott H. Plantz, M.D. et al. v. Health Management Associates, Inc., et al. (Northern District Illinois) (“Plantz”); U.S. ex rel. Thomas L. Mason, M.D. et al. v. Health Management Associates, Inc. et al. (Western District North Carolina) (“Mason”); U.S. ex rel. Jacqueline Meyer, et al. v. Health Management Associates, Inc., Gary Newsome et al. (“Jacqueline Meyer”) (District of South Carolina); U.S. ex rel. George Miller, et al. v. Health Management Associates, Inc. (Eastern District of Pennsylvania) (“Miller”); U.S. ex rel. Bradley Nurkin v. Health Management Associates, Inc. et al. (Middle District of Florida) (“Nurkin”); and U.S. ex rel. Paul Meyer v. Health Management Associates, Inc. et al. (Southern District Florida) (“Paul Meyer”). The United States has elected to intervene with respect to allegations in these cases that certain HMA hospitals inappropriately admitted patients and then submitted reimbursement claims for treating those individuals to federal healthcare programs in violation of the False Claims Act or that certain HMA hospitals had inappropriate financial relationships with physicians which violated the Stark law, the Anti-Kickback Statute, and the False Claims Act. Certain of these complaints also allege the same actions violated various state laws which prohibit false claims. The United States has declined to intervene in three of the eleven matters, namely U.S. ex rel. Anita France, et al. v. Health Management Associates, Inc. (Middle District Florida) (“France”) which involved allegations of wrongful billing and was settled; U.S. ex rel. Sandra Simmons v. Health Management Associates, Inc. et al. (Eastern District Oklahoma) (“Simmons”) which alleges unnecessary surgery by an employed physician and which was settled as to all allegations except alleged wrongful termination; and U.S. ex rel. David Napoliello, M.D. v. Health Management Associates, Inc. (Middle District Florida) (“Napoliello”) which alleges inappropriate admissions. On April 3, 2014, the Multi District Litigation Panel ordered the transfer and consolidation for pretrial proceedings of the eight intervened cases, plus the Napoliello matter, to the District of the District of Columbia under the name In Re: Health Management Associates, Inc. Qui Tam Litigation. On June 2, 2014, the court entered a stay of this matter until October 6, 2014, which was subsequently extended until February 27, 2015, May 27, 2015, September 25, 2015, January 25, 2016, May 25, 2016, September 26, 2016, December 27, 2016, April 27, 2017 and now until August 28, 2017. The Company intends to defend against the allegations in these matters, but also continues to cooperate with the government in the ongoing investigation of these allegations. The Company has been in discussions with the Civil Division of the United States Department of Justice (“DOJ”) regarding the resolutions of these matters. During the first quarter of 2015, the Company was informed that the Criminal Division continues to investigate former executive-level employees of HMA, and continues to consider whether any HMA entities should be held criminally liable for the acts of the former HMA employees. The Company is voluntarily cooperating with these inquiries and has not been served with any subpoenas or other legal process.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Other Probable Contingencies

Lopez v. Yakima Regional Medical & Cardiac Center and Toppenish Community Hospital. This class action lawsuit arose out of alleged conduct at these hospitals prior to the HMA acquisition. The suit alleges the hospitals’ charity care policies did not comply with Washington state law. The trial court has certified a class and granted partial summary judgment in favor of the plaintiffs. This matter has now been settled, and the Company expects the trial court to approve the settlement on June 30, 2017. The Company recorded an estimate of the probable liability at December 31, 2016 based on the settlement of this matter.

Becker v. Community Health Systems, Inc. d/b/a Community Health Systems Professional Services Corporation d/b/a Community Health Systems d/b/a Community Health Systems PSC, Inc. d/b/a Rockwood Clinic P.S. and Rockwood Clinic, P.S. (Superior Court, Spokane, Washington). This suit was filed on February 29, 2012, by a former chief financial officer at Rockwood Clinic in Spokane, Washington. Becker claims he was wrongfully terminated for allegedly refusing to certify a budget for Rockwood Clinic in 2012. On February 29, 2012, he also filed an administrative complaint with the Department of Labor, Occupational Safety and Health Administration alleging that he is a whistleblower under Sarbanes-Oxley, which was dismissed by the agency and was appealed to an administrative law judge for a hearing that occurred on January 19-26, 2016. In a decision dated November 9, 2016, the law judge awarded Becker approximately $1.9 million for front pay, back pay and emotional damages with attorney fees to be later determined. The Company has appealed the award to the Administrative Review Board and is awaiting its decision. At a hearing on July 27, 2012, the trial court dismissed Community Health Systems, Inc. from the state case and subsequently certified the state case for an interlocutory appeal of the denial to dismiss his employer and the management company. The appellate court accepted the interlocutory appeal, and it was argued on April 30, 2014. On August 14, 2014, the court denied the Company’s appeal. On October 20, 2014, the Company filed a petition to review the denial with the Washington Supreme Court. The appeal was accepted and oral argument was heard on June 9, 2015. On September 15, 2015, the court denied the Company’s appeal and remanded to the trial court; a previous trial setting of September 12, 2016 has been vacated and not reset. The Company continues to vigorously defend these actions.

Summary of Recorded Amounts

The table below presents a reconciliation of the beginning and ending liability balances (in millions) during the three months ended March 31, 2017, with respect to the Company’s fair value determination in connection with HMA Legal Matters that were not previously accrued by HMA, and the remaining contingencies of the Company in respect of which an accrual has been recorded. In addition, future legal fees (which are expensed as incurred) and costs related to possible indemnification and criminal investigation matters associated with the HMA Legal Matters have not been accrued or included in the table below. Furthermore, although not accrued, such costs, if incurred, will be taken into account in determining the total amount of reductions applied to the amounts owed to CVR holders.

	CVR-Related Liability at Fair Value	Other Probable Contingencies
Balance as of December 31, 2016	$252	$14
Expense	6	-
Cash payments	-	(1)

Balance as of March 31, 2017	$258	$13

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

In the aggregate, attorneys’ fees and other costs incurred but not included in the table above related to probable contingencies, and CVR-related contingencies accounted for at fair value, totaled less than $1 million and $1 million for the three months ended March 31, 2017 and 2016, respectively, and are included in other operating expenses in the accompanying condensed consolidated statements of (loss) income.

Matters for which an Outcome Cannot be Assessed

For the legal matters below, the Company cannot at this time assess what the outcome may be and is further unable to determine any estimate of loss or range of loss. Because the matters below are at a preliminary stage and other factors, there are not sufficient facts available to make these assessments.

Class Action Shareholder Federal Securities Cases. Three purported class action cases have been filed in the United States District Court for the Middle District of Tennessee; namely, Norfolk County Retirement System v. Community Health Systems, Inc., et al., filed May 9, 2011; De Zheng v. Community Health Systems, Inc., et al., filed May 12, 2011; and Minneapolis Firefighters Relief Association v. Community Health Systems, Inc., et al., filed June 21, 2011. All three seek class certification on behalf of purchasers of the Company’s common stock between July 27, 2006 and April 11, 2011 and allege that misleading statements resulted in artificially inflated prices for the Company’s common stock. In December 2011, the cases were consolidated for pretrial purposes and NYC Funds and its counsel were selected as lead plaintiffs/lead plaintiffs’ counsel. In lieu of ruling on the Company’s motion to dismiss, the court permitted the plaintiffs to file a first amended consolidated class action complaint, which was filed on October 5, 2015. The Company’s motion to dismiss was filed on November 4, 2015 and oral argument was held on April 11, 2016. The Company’s motion to dismiss was granted on June 16, 2016 and on June 27, 2016, the plaintiffs filed a notice of appeal to the Sixth Circuit Court of Appeals. The matter is fully briefed, and oral argument is scheduled for May 3, 2017. The Company believes this consolidated matter is without merit and will vigorously defend this case.

Other Matters

Shareholder Derivative Actions. Three purported shareholder derivative actions have also been filed in the United States District Court for the Middle District of Tennessee; Plumbers and Pipefitters Local Union No. 630 Pension Annuity Trust Fund v. Wayne T. Smith, et al., filed May 24, 2011; Roofers Local No. 149 Pension Fund v. Wayne T. Smith, et al., filed June 21, 2011; and Lambert Sweat v. Wayne T. Smith, et al., filed October 5, 2011. These three cases allege breach of fiduciary duty arising out of allegedly improper inpatient admission practices, mismanagement, waste and unjust enrichment. These cases have been consolidated into a single, consolidated action. The plaintiffs filed an operative amended derivative complaint in these three consolidated actions on March 15, 2012. The Company’s motion to dismiss was argued on June 13, 2013. On September 27, 2013, the court issued an order granting in part and denying in part the Company’s motion to dismiss. This case was settled pursuant to a final order entered on January 17, 2017. As a result of the settlement, the Company recorded a gain of approximately $40 million for the amount of settlement proceeds received, net of related legal expenses. Pursuant to the terms of the settlement, the Company is required to adopt and maintain for a specified period certain corporate governance measures. For more information, see the order and stipulation of settlement filed as Exhibit 99.2 to the 2016 Form 10-K.

18.   SUBSEQUENT EVENTS

The Company has evaluated all material events occurring subsequent to the balance sheet date for events requiring disclosure or recognition in the condensed consolidated financial statements.

Effective May 1, 2017, one or more subsidiaries of the Company sold AllianceHealth Pryor (52 licensed beds) in Pryor, Oklahoma, and its associated assets to Ardent Health Services Inc. for approximately $1 million in cash.

Effective May 1, 2017, one or more subsidiaries of the Company sold Stringfellow Memorial Hospital (125 licensed beds) in Anniston, Alabama, and its associated assets to The Health Care Authority of the City of Anniston for approximately $14 million in cash.

Effective May 1, 2017, one or more subsidiaries of the Company sold Merit Health Gilmore Memorial (95 licensed beds) in Amory, Mississippi and Merit Health Batesville (112 licensed beds) in Batesville, Mississippi, and the associated assets to Curae Health, Inc. for approximately $32 million in a combination of cash and a note receivable from the buyer.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Effective May 1, 2017, one or more subsidiaries of the Company sold Easton Hospital (196 licensed beds) in Easton, Pennsylvania, Sharon Regional Health System (258 licensed beds) in Sharon, Pennsylvania, Northside Medical Center (355 licensed beds) in Youngstown, Ohio, Trumbull Memorial Hospital (311 licensed beds) in Warren, Ohio, Hillside Rehabilitation Hospital (69 licensed beds) in Warren, Ohio, Wuesthoff Health System – Rockledge (298 licensed beds) in Rockledge, Florida, Wuesthoff Health System – Melbourne (119 licensed beds) in Melbourne, Florida and Sebastian River Medical Center (154 licensed beds) in Sebastian, Florida, and the associated assets to Steward Health, Inc. for approximately $304 million in cash.

On April 28, 2017, one or more subsidiaries of the Company signed a definitive agreement for the sale of Lake Area Medical Center (88 licensed beds) in Lake Charles, Louisiana to subsidiaries of CHRISTUS Health.

On May 1, 2017, one or more subsidiaries of the Company signed a definitive agreement with subsidiaries of HCA to sell the hospitals and associated assets of Tomball Regional Medical Center (350 licensed beds) in Tomball, Texas and South Texas Regional Medical Center (67 licensed beds) in Jourdanton, Texas. South Texas Regional Medical Center will be acquired by Methodist Healthcare System of San Antonio, Ltd., L.L.P, a partnership between HCA and Methodist Healthcare Ministries.

19.   SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Senior Notes due 2019, 2020 and 2022, which are senior unsecured obligations of CHS, the 5 1⁄8% Senior Secured Notes due 2021, and the 6 1⁄4% Senior Secured Notes due 2023 (collectively, “the Notes”) are guaranteed on a senior basis by the Company and by certain of its existing and subsequently acquired or organized 100% owned domestic subsidiaries. The Notes are fully and unconditionally guaranteed on a joint and several basis, with exceptions considered customary for such guarantees, limited to the release of the guarantee when a subsidiary guarantor’s capital stock is sold, or a sale of all of the subsidiary guarantor’s assets used in operations. The following condensed consolidating financial statements present Community Health Systems, Inc. (as parent guarantor), CHS (as the issuer), the subsidiary guarantors, the subsidiary non-guarantors and eliminations. These condensed consolidating financial statements have been prepared and presented in accordance with SEC Regulation S-X Rule 3-10 “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.”

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

From time to time, subsidiaries of the Company sell and/or repurchase noncontrolling interests in consolidated subsidiaries, which may change subsidiaries between guarantors and non-guarantors. Effective with the spin-off of QHC, all subsidiaries of the Company that were part of that distribution have been removed as guarantors. Amounts for prior periods have been revised to reflect the status of guarantors or non-guarantors as of March 31, 2017.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Loss

Three Months Ended March 31, 2017

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)

Operating revenues (net of contractual allowances and discounts)	$-	$(6)	$3,367	$1,807	$-	$5,168

Provision for bad debts	-	-	489	193	-	682

Net operating revenues	-	(6)	2,878	1,614	-	4,486

Operating costs and expenses:

Salaries and benefits	-	-	1,135	926	-	2,061

Supplies	-	-	513	236	-	749

Other operating expenses	-	-	751	306	-	1,057

Government and other legal settlements and related costs	-	-	(41)	-	-	(41)

Electronic health records incentive reimbursement	-	-	(2)	(4)	-	(6)

Rent	-	-	60	49	-	109

Depreciation and amortization	-	-	154	82	-	236

Impairment and (gain) loss on sale of businesses, net	-	-	184	66	-	250

Total operating costs and expenses	-	-	2,754	1,661	-	4,415

Loss from operations	-	(6)	124	(47)	-	71

Interest expense, net	-	70	153	6	-	229

Loss from early extinguishment of debt	-	21	-	-	-	21

Equity in earnings of unconsolidated affiliates	199	120	54	-	(376)	(3)

(Loss) income from continuing operations before income taxes	(199)	(217)	(83)	(53)	376	(176)

(Benefit from) provision for income taxes	-	(18)	35	(17)	-	-

(Loss) income from continuing operations	(199)	(199)	(118)	(36)	376	(176)

Discontinued operations, net of taxes:

(Loss) income from operations of entities sold or held for sale	-	-	(3)	2	-	(1)

Impairment of hospitals sold or held for sale	-	-	-	-	-	-

Loss from discontinued operations, net of taxes	-	-	(3)	2	-	(1)

Net (loss) income	(199)	(199)	(121)	(34)	376	(177)

Less: Net income attributable to noncontrolling interests	-	-	-	22	-	22

Net (loss) income attributable to Community Health Systems, Inc. stockholders	$(199)	$(199)	$(121)	$(56)	$376	$(199)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Income

Three Months Ended March 31, 2016

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)

Operating revenues (net of contractual allowances and discounts)	$-	$(6)	$3,357	$2,403	$-	$5,754

Provision for bad debts	-	-	490	265	-	755

Net operating revenues	-	(6)	2,867	2,138	-	4,999

Operating costs and expenses:

Salaries and benefits	-	-	1,128	1,189	-	2,317

Supplies	-	-	506	293	-	799

Other operating expenses	-	-	696	477	-	1,173

Electronic health records incentive reimbursement	-	-	(6)	(12)	-	(18)

Rent	-	-	59	60	-	119

Depreciation and amortization	-	-	188	110	-	298

Impairment and (gain) loss on sale of businesses, net	-	-	12	5	-	17

Total operating costs and expenses	-	-	2,583	2,122	-	4,705

(Loss) income from operations	-	(6)	284	16	-	294

Interest expense, net	-	35	182	34	-	251

Equity in earnings of unconsolidated affiliates	(11)	(58)	6	-	43	(20)

Income (loss) from continuing operations before income taxes	11	17	96	(18)	(43)	63

Provision for (benefit from) income taxes	-	6	38	(18)	-	26

Income (loss) from continuing operations	11	11	58	-	(43)	37

Discontinued operations, net of taxes:

Loss (gain) from operations of entities sold or held for sale	-	-	(2)	2	-	-

Impairment of hospitals sold or held for sale	-	-	-	(1)	-	(1)

Loss (gain) from discontinued operations, net of taxes	-	-	(2)	1	-	(1)

Net income	11	11	56	1	(43)	36

Less: Net income attributable to noncontrolling interests	-	-	-	25	-	25

Net income (loss) attributable to Community Health Systems, Inc. stockholders	$11	$11	$56	$(24)	$(43)	$11

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Comprehensive Loss

Three Months Ended March 31, 2017

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)

Net loss	$(199)	$(199)	$(121)	$(34)	$376	$(177)

Other comprehensive income, net of income taxes:

Net change in fair value of interest rate swaps, net of tax	5	5	-	-	(5)	5

Net change in fair value of available-for-sale securities, net of tax	3	3	3	-	(6)	3

Amortization and recognition of unrecognized pension cost components, net of tax	-	-	-	-	-	-

Other comprehensive income	8	8	3	-	(11)	8

Comprehensive loss	(191)	(191)	(118)	(34)	365	(169)

Less: Comprehensive income attributable to noncontrolling interests	-	-	-	22	-	22

Comprehensive loss attributable to Community Health Systems, Inc. stockholders	$(191)	$(191)	$(118)	$(56)	$365	$(191)

Condensed Consolidating Statement of Comprehensive Loss Three Months Ended March 31, 2016
	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)

Net income	$11	$11	$56	$1	$(43)	$36

Other comprehensive (loss) income, net of income taxes:

Net change in fair value of interest rate swaps, net of tax	(19)	(19)	-	-	19	(19)

Net change in fair value of available-for-sale securities, net of tax	2	2	2	-	(4)	2

Amortization and recognition of unrecognized pension cost components, net of tax	1	1	1	-	(2)	1

Other comprehensive (loss) income	(16)	(16)	3	-	13	(16)

Comprehensive (loss) income	(5)	(5)	59	1	(30)	20

Less: Comprehensive income attributable to noncontrolling interests	-	-	-	25	-	25

Comprehensive (loss) income attributable to Community Health Systems, Inc. stockholders	$(5)	$(5)	$59	`$ (24)	$(30)	$(5)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Balance Sheet

March 31, 2017

	Parent		Other	Non -
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

	(In millions)
ASSETS

Current assets:

Cash and cash equivalents	$-	$-	$198	$49	$-	$247

Patient accounts receivable, net of allowance for doubtful accounts	-	-	706	2,458	-	3,164

Supplies	-	-	299	159	-	458

Prepaid income taxes	17	-	-	-	-	17

Prepaid expenses and taxes	-	-	160	58	-	218

Other current assets	-	-	454	217	-	671

Total current assets	17	-	1,817	2,941	-	4,775

Intercompany receivable	303	14,719	521	5,737	(21,280)	-

Property and equipment, net	-	-	4,862	2,777	-	7,639

Goodwill	-	-	3,562	2,765	-	6,327

Other assets, net	15	-	3,187	1,081	(1,364)	2,919

Net investment in subsidiaries	1,538	22,452	9,002	-	(32,992)	-

Total assets	$1,873	$37,171	$22,951	$15,301	$(55,636)	$21,660

LIABILITIES AND EQUITY

Current liabilities:

Current maturities of long-term debt	$-	$263	$38	$257	$-	$558

Accounts payable	-	-	743	245	-	988

Accrued interest	-	143	1	1	-	145

Accrued liabilities	17	-	821	467	-	1,305

Total current liabilities	17	406	1,603	970	-	2,996

Long-term debt	-	13,905	227	555	-	14,687

Intercompany payable	-	19,931	17,660	12,174	(49,765)	-

Deferred income taxes	415	-	-	-	-	415

Other long-term liabilities	12	1,392	1,080	350	(1,365)	1,469

Total liabilities	444	35,634	20,570	14,049	(51,130)	19,567

Redeemable noncontrolling interests in equity of consolidated subsidiaries	-	-	-	552	-	552

Equity:

Community Health Systems, Inc. stockholders’ equity:

Common stock	1	-	-	-	-	1

Additional paid-in capital	1,980	600	906	928	(2,434)	1,980

Accumulated other comprehensive loss	(54)	(54)	(21)	(7)	82	(54)

(Accumulated deficit) retained earnings	(498)	991	1,496	(333)	(2,154)	(498)

Total Community Health Systems, Inc. stockholders’ equity	1,429	1,537	2,381	588	(4,506)	1,429

Noncontrolling interests in equity of consolidated subsidiaries	-	-	-	112	-	112

Total equity	1,429	1,537	2,381	700	(4,506)	1,541

Total liabilities and equity	$1,873	$37,171	$22,951	$15,301	$(55,636)	$21,660

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Balance Sheet

December 31, 2016

	Parent		Other	Non -
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

	(In millions)

ASSETS

Current assets:

Cash and cash equivalents	$-	$-	$162	$76	$-	$238

Patient accounts receivable, net of allowance for doubtful accounts	-	-	843	2,333	-	3,176

Supplies	-	-	324	156	-	480

Prepaid income taxes	17	-	-	-	-	17

Prepaid expenses and taxes	-	-	133	54	-	187

Other current assets	-	-	283	285	-	568

Total current assets	17	-	1,745	2,904	-	4,666

Intercompany receivable	295	14,966	667	6,985	(22,913)	-

Property and equipment, net	-	-	5,403	2,746	-	8,149

Goodwill	-	-	3,735	2,786	-	6,521

Other assets, net	15	-	2,820	995	(1,222)	2,608

Net investment in subsidiaries	1,728	22,205	8,607	-	(32,540)	-

Total assets	$2,055	$37,171	$22,977	$16,416	$(56,675)	$21,944

LIABILITIES AND EQUITY

Current liabilities:

Current maturities of long-term debt	$-	$149	$56	$250	$-	$455

Accounts payable	-	-	715	280	-	995

Accrued interest	-	205	1	1	-	207

Accrued liabilities	17	-	775	438	-	1,230

Total current liabilities	17	354	1,547	969	-	2,887

Long-term debt	-	14,018	233	538	-	14,789

Intercompany payable	-	19,811	17,508	13,393	(50,712)	-

Deferred income taxes	411	-	-	-	-	411

Other long-term liabilities	12	1,259	1,187	339	(1,222)	1,575

Total liabilities	440	35,442	20,475	15,239	(51,934)	19,662

Redeemable noncontrolling interests in equity of consolidated subsidiaries	-	-	-	554	-	554

Equity:

Community Health Systems, Inc. stockholders’ equity:

Common stock	1	-	-	-	-	1

Additional paid-in capital	1,975	676	1,080	816	(2,572)	1,975

Treasury stock, at cost	-	(62)	(22)	(9)	93	-

Accumulated other comprehensive loss	(62)	-	-	-	-	(62)

Retained earnings	(299)	1,115	1,444	(297)	(2,262)	(299)

Total Community Health Systems, Inc. stockholders’ equity	1,615	1,729	2,502	510	(4,741)	1,615

Noncontrolling interests in equity of consolidated subsidiaries	-	-	-	113	-	113

Total equity	1,615	1,729	2,502	623	(4,741)	1,728

Total liabilities and equity	$2,055	$37,171	$22,977	$16,416	$(56,675)	$21,944

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2017

	Parent		Other	Non -
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In millions)

Net cash provided by (used in) operating activities	$1	$(124)	$192	$173	$-	$242

Cash flows from investing activities:

Acquisitions of facilities and other related equipment	-	-	-	(2)	-	(2)

Purchases of property and equipment	-	-	(99)	(47)	-	(146)

Proceeds from sale of property and equipment	-	-	-	-	-	-

Purchases of available-for-sale securities	-	-	(8)	(4)	-	(12)

Proceeds from sales of available-for-sale securities	-	-	20	6	-	26

Increase in other investments	-	-	(33)	(4)	-	(37)

Net cash used in investing activities	-	-	(120)	(51)	-	(171)

Cash flows from financing activities:

Repurchase of restricted stock shares for payroll tax withholding requirements	(5)	-	-	-	-	(5)

Deferred financing costs and other debt-related costs	-	(40)	-	-	-	(40)

Proceeds from noncontrolling investors in joint ventures	-	-	-	5	-	5

Redemption of noncontrolling investments in joint ventures	-	-	-	(4)	-	(4)

Distributions to noncontrolling investors in joint ventures	-	-	-	(28)	-	(28)

Changes in intercompany balances with affiliates, net	4	157	(16)	(145)	-	-

Borrowings under credit agreements	-	596	12	2	-	610

Issuance of long-term debt	-	2,200	-	-	-	2,200

Proceeds from receivables facility	-	-	-	26	-	26

Repayments of long-term indebtedness	-	(2,789)	(32)	(5)	-	(2,826)

Net cash (used in) provided by financing activities	(1)	124	(36)	(149)	-	(62)

Net change in cash and cash equivalents	-	-	36	(27)	-	9

Cash and cash equivalents at beginning of period	-	-	162	76	-	238

Cash and cash equivalents at end of period	$-	$-	$198	$49	$-	$247

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2016

	Parent		Other	Non -
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In millions)

Net cash (used in) provided by operating activities	$-	$(223)	$351	$166	$-	$294

Cash flows from investing activities:

Acquisitions of facilities and other related equipment	-	-	(2)	(97)	-	(99)

Purchases of property and equipment	-	-	(152)	(72)	-	(224)

Proceeds from disposition of hospitals and other ancillary operations	-	-	12	-	-	12

Proceeds from sale of property and equipment	-	-	3	1	-	4

Purchases of available-for-sale securities	-	-	(13)	(24)	-	(37)

Proceeds from sales of available-for-sale securities	-	-	11	29	-	40

Increase in other investments	-	-	(49)	(18)	-	(67)

Net cash used in investing activities	-	-	(190)	(181)	-	(371)

Cash flows from financing activities:

Repurchase of restricted stock shares for payroll tax withholding requirements	(7)	-	-	-	-	(7)

Redemption of noncontrolling investments in joint ventures	-	-	-	(16)	-	(16)

Distributions to noncontrolling investors in joint ventures	-	-	-	(18)	-	(18)

Changes in intercompany balances with affiliates, net	7	89	(159)	63	-	-

Borrowings under credit agreements	-	1,563	1	-	-	1,564

Proceeds from receivables facility	-	-	-	31	-	31

Repayments of long-term indebtedness	-	(1,429)	(18)	(33)	-	(1,480)

Net cash provided by (used in) financing activities	-	223	(176)	27	-	74

Net change in cash and cash equivalents	-	-	(15)	12	-	(3)

Cash and cash equivalents at beginning of period	-	-	31	153	-	184

Cash and cash equivalents at end of period	$-	$-	$16	$165	$-	$181

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read this discussion together with our condensed consolidated financial statements and the accompanying notes included herein.

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

Executive Overview

We are one of the largest publicly traded hospital companies in the United States and a leading operator of general acute care hospitals and outpatient facilities in communities across the country. We provide healthcare services through the hospitals that we own and operate and affiliated businesses in non-urban and selected urban markets throughout the United States. We generate revenues by providing a broad range of general and specialized hospital healthcare services and outpatient services to patients in the communities in which we are located. As of March 31, 2017, we owned or leased 155 hospitals included in continuing operations, comprised of 152 general acute care hospitals and three stand-alone rehabilitation or psychiatric hospitals. We also owned or leased three hospitals included in discontinued operations at March 31, 2017. For the hospitals that we own and operate, we are paid for our services by governmental agencies, private insurers and directly by the patients we serve.

Our Board of Directors adopted a Stockholder Protection Rights Agreement on October 3, 2016, which expired on April 1, 2017. During the term of the Stockholder Protection Rights Agreement, with the assistance of advisors, we explored a variety of financial sponsor options, as well as other potential alternatives. In the normal course of our business, we continue to explore financial sponsor options as well as other potential alternatives. There can be no certainty that any such exploration will result in a transaction of any kind. We do not expect to make further public comment with respect to the foregoing in future periodic reports or other SEC filings, unless we deem further public comment is appropriate or required.

We have been implementing a portfolio rationalization and deleveraging strategy by divesting hospitals and non-hospital businesses that are attractive to strategic and other buyers. Generally, these businesses are not in one of our strategically beneficial service areas, are less complementary to our business strategy and/or have lower operating margins. In addition, in connection with our announced divestiture initiative, strategic and other buyers have made offers to buy certain of our assets. Through consideration of these offers we have divested or may divest hospitals and non-hospital businesses when we find such offers to be attractive and in line with our operating strategy.

In furtherance of this strategy, on April 29, 2016, we completed a spin-off of 38 hospitals and Quorum Health Resources, or QHR (our subsidiary that provided management advisory and consulting services to non-affiliated general acute care hospitals located throughout the United States), into Quorum Health Corporation, or QHC, and distributed, on a pro rata basis, all of the shares of QHC common stock to our stockholders of record as of April 22, 2016. These stockholders received a distribution of one share of QHC common stock for every four shares of our common stock held as of the record date plus cash in lieu of any fractional shares. The transaction was structured to be generally tax free to us and our stockholders. In recognition of the spin-off, we recorded a non-cash dividend of approximately $713 million during the year ended December 31, 2016, representing the net assets of QHC distributed to our stockholders. Immediately following the completion of the spin-off, our stockholders owned 100% of the outstanding shares of QHC common stock. Following the spin-off, QHC became an independent public company with its common stock listed for trading under the symbol “QHC” on the New York Stock Exchange. Financial and statistical data reported in this Quarterly Report on Form 10-Q include QHC operating results through the spin-off date. Same-store operating results and statistical data exclude information for the hospitals divested in the spin-off of QHC for the three months ended March 31, 2016.

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

On September 29, 2016, we signed a definitive agreement with subsidiaries of Curae Health, Inc. to sell the hospitals and associated assets at Merit Health Gilmore Memorial (95 licensed beds) in Amory, Mississippi, Merit Health Batesville (112 licensed beds) in Batesville, Mississippi, and Merit Health Northwest Mississippi (181 licensed beds) in Clarksdale, Mississippi. We have classified these hospitals as held for sale in the accompanying condensed consolidated balance sheet.

On November 17, 2016, we signed a definitive agreement for the sale of two hospitals, a clinic and their associated assets to MultiCare Health System. Facilities included in the transaction include Deaconess Hospital (388 licensed beds) in Spokane, Washington, Valley Hospital (123 licensed beds) in Spokane Valley, Washington and the multi-specialty Rockwood Clinic in Spokane, Washington. We have classified these hospitals as held for sale in the accompanying condensed consolidated balance sheet.

On December 13, 2016, we signed a definitive agreement to sell two hospitals and their associated assets to subsidiaries of Sunnyside Community Hospital and Clinics. Facilities included in the transaction are Yakima Regional Medical and Cardiac Center (214 licensed beds) in Yakima, Washington and Toppenish Community Hospital (63 licensed beds) in Toppenish, Washington. We have classified these hospitals as held for sale in the accompanying condensed consolidated balance sheet.

On December 22, 2016, we completed the sale and leaseback of ten medical office buildings for net proceeds of $159 million to HCP, Inc. The buildings, with a combined total of 756,183 square feet, are located in five states and support a wide array of diagnostic, medical and surgical services in an outpatient setting for the respective nearby hospitals. Because of our continuing involvement in these leased buildings, the transaction does not qualify for sale treatment and the related leases have been recorded as financing obligations in the accompanying condensed consolidated balance sheet.

On December 31, 2016, we sold an 80% majority ownership interest in the home care division to a subsidiary of Almost Family, Inc. for $128 million.

On March 14, 2017, we signed a definitive agreement to sell four Pennsylvania hospitals and their associated assets to subsidiaries of PinnacleHealth System. Hospitals included in the transaction are Memorial Hospital of York (100 licensed bed) in York, Pennsylvania, Lancaster Regional Medical Center (214 licensed bed) in Lancaster, Pennsylvania, Heart of Lancaster Regional Medical Center (148 licensed bed) in Lititz, Pennsylvania and Carlisle Regional Medical Center (165 licensed bed) in Carlisle, Pennsylvania. We have classified these hospitals as held for sale in the accompanying condensed consolidated balance sheet.

On May 1, 2017, we sold AllianceHealth Pryor (52 licensed beds) in Pryor, Oklahoma, and its associated assets to Ardent Health Services Inc. for approximately $1 million in cash. This hospital has been reported in the condensed consolidated statement of operations in discontinued operations.

On May 1, 2017, we sold Stringfellow Memorial Hospital (125 licensed beds) in Anniston, Alabama, and its associated assets to The Health Care Authority of the City of Anniston for approximately $14 million in cash.

On May 1, 2017, we sold Merit Health Gilmore Memorial (95 licensed beds) in Amory, Mississippi and Merit Health Batesville (112 licensed beds) in Batesville, Mississippi, and the associated assets to Curae Health, Inc. for approximately $32 million in a combination of cash and a note receivable from the buyer.

On May 1, 2017, we sold Easton Hospital (196 licensed beds) in Easton, Pennsylvania, Sharon Regional Health System (258 licensed beds) in Sharon, Pennsylvania, Northside Medical Center (355 licensed beds) in Youngstown, Ohio, Trumbull Memorial Hospital (311 licensed beds) in Warren, Ohio, Hillside Rehabilitation Hospital (69 licensed beds) in Warren, Ohio, Wuesthoff Health System – Rockledge (298 licensed beds) in Rockledge, Florida, Wuesthoff Health System – Melbourne (119 licensed beds) in Melbourne, Florida and Sebastian River Medical Center (154 licensed beds) in Sebastian, Florida, and the associated assets to Steward Health, Inc. for approximately $304 million in cash.

On April 28, 2017, we signed a definitive agreement for the sale of Lake Area Medical Center (88 licensed beds) in Lake Charles, Louisiana to subsidiaries of CHRISTUS Health. We have classified this hospital as held for sale in the accompanying condensed consolidated balance sheet at March 31, 2017.

On May 1, 2017, we signed a definitive agreement with subsidiaries of HCA Holdings, Inc., or HCA, to sell the hospitals and associated assets of Tomball Regional Medical Center (350 licensed beds) in Tomball, Texas and South Texas Regional Medical Center (67 licensed beds) in Jourdanton, Texas. South Texas Regional Medical Center will be acquired by Methodist Healthcare System of San Antonio, Ltd., L.L.P, a partnership between HCA and Methodist Healthcare Ministries.

Including the hospitals identified above, we have either sold since April, 2017 or entered into definitive agreements or non-binding letters of intent to sell 30 hospitals currently reported in continuing operations. Based on the current status of those negotiations, we currently anticipate for any of these dispositions that have not closed that those transactions will close in 2017; however, there can be no assurance that these dispositions will be completed or, if they are completed, the ultimate timing of the completion of these dispositions or the aggregate amount of proceeds we will receive from the divestitures. These hospitals represented annual net operating revenues in 2016 of approximately $3.4 billion, and we estimate that we will receive potential net proceeds of approximately $2.0 billion in the event we dispose all of these hospitals, if all of these sales are completed on currently expected terms (or, in the case of the dispositions completed since April 1, 2017, the terms of these completed dispositions).

There may be changes from time to time in the composition of the particular hospitals where we have entered into non-binding letters of intent as the result of various factors, including changes in any potential buyer or the negotiations with respect to the potential sale of any such hospital. The potential dispositions noted above, as well as the dispositions that have been completed in 2016 and 2017 to date, are intended to further implement our portfolio rationalization and deleveraging strategy as described above. When consistent with this strategy, we intend to continue to evaluate offers from potential buyers for additional divestitures and optimize our hospital asset portfolio.

Operating results and statistical data for the three months ended March 31, 2017, exclude three hospitals that have previously been classified as discontinued operations for accounting purposes.

Our net operating revenues for the three months ended March 31, 2017 decreased $513 million to approximately $4.5 billion compared to approximately $5.0 billion for the three months ended March 31, 2016. On a same-store basis, net operating revenues for the three months ended March 31, 2017 increased $32 million. Our provision for bad debts decreased $73 million to $682 million, or 13.2% of operating revenues (before the provision for bad debts) for the three months ended March 31, 2017, from $755 million, or 13.1% of operating revenues (before the provision for bad debts) for the three months ended March 31, 2016.

We had a loss from continuing operations of $176 million during the three months ended March 31, 2017, compared to income from continuing operations of $37 million for the three months ended March 31, 2016. Loss from continuing operations for the three months ended March 31, 2017 included the following:

•	after-tax income of $26 million for government and other legal settlements, net of related legal expenses, primarily as a result of the previously announced settlement of the shareholder derivative action in January 2017,

•	an after-tax charge of $214 million for the impairment of goodwill and long-lived assets of hospitals sold or held for sale based on their estimated fair values,

•	an after-tax charge of $13 million for loss from early extinguishment of debt, and

•	an after-tax charge of $5 million from fair value adjustments on the CVR agreement liability accounted for at fair value related to the HMA legal proceedings, and related legal expenses.

Income from continuing operations for the three months ended March 31, 2016 included the following:

•	an after-tax charge of $14 million for the impairment of long-lived assets, and

•	an after-tax charge of $2 million related to costs incurred for the spin-off of QHC.

Consolidated inpatient admissions for the three months ended March 31, 2017, decreased 11.5%, compared to the three months ended March 31, 2016, and consolidated adjusted admissions for the three months ended March 31, 2017, decreased 12.5%, compared to the three months ended March 31, 2016. Same-store inpatient admissions for the three months ended March 31, 2017, decreased 1.5%, compared to the three months ended March 31, 2016, and same-store adjusted admissions for the three months ended March 31, 2017, decreased 1.4%, compared to the three months ended March 31, 2016.

Self-pay revenues represented approximately 12.2% and 12.3% of net operating revenues for the three months ended March 31, 2017 and 2016, respectively. The amount of foregone revenue related to providing charity care services as a percentage of net operating revenues was approximately 2.6% and 2.3% for the three months ended March 31, 2017 and 2016, respectively. Direct and indirect costs incurred in providing charity care services as a percentage of net operating revenues were approximately 0.3% for both the three-month periods ended March 31, 2017 and 2016.

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

If this expansion of Medicaid coverage and private sector health insurance remains in effect, we believe this expansion will, over time, result in an increase in the number of patients using our facilities who have health insurance coverage. We expect this will increase our reimbursement related to providing services to individuals who were previously uninsured, which should reduce our expense from uncollectible accounts receivable. We operate hospitals in five of the ten states that experienced the largest reductions in uninsured rates among adult residents between 2013 and 2015. The states with the greatest reductions in the number of uninsured adult residents have expanded Medicaid. A number of states have opted out of the Medicaid coverage expansion provisions, but could ultimately decide to expand their programs at a later date. Of the 21 states in which we operated hospitals that were included in continuing operations as of March 31, 2017, 10 states have taken action to expand their Medicaid programs. At this time, the other 11 states have not, including Florida, Tennessee and Texas, where we operated a significant number of hospitals as of March 31, 2017. Some states that have opted out are evaluating options such as waiver plans to operate an alternative Medicaid expansion plan. Failure to expand Medicaid or implement an effective alternative in these states will likely have a negative impact on the goal of reducing the number of uninsured individuals.

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

We believe that the Affordable Care Act has had a positive impact on net operating revenues and income from continuing operations as the result of the expansion of private sector and Medicaid coverage that has occurred. However, other provisions of the Affordable Care Act, such as requirements related to employee health insurance coverage and changes to Medicare and Medicaid reimbursement, have increased our operating costs or adversely impacted the reimbursement we receive.

While the Affordable Care Act remains in effect, it is difficult to predict the ultimate effect of the statute due to executive orders or clarifications and modifications resulting from the rule-making process, future judicial interpretations resulting from court challenges to its constitutionality and interpretation, whether and how many states ultimately decide to expand Medicaid coverage, the number of uninsured who elect to purchase health insurance coverage, and budgetary issues at federal and state levels. We may not be able to fully realize the positive impact the Affordable Care Act may otherwise have on our business, results of operations, cash flow, capital resources and liquidity. We cannot predict whether we will be able to modify certain aspects of our operations to offset any potential adverse consequences from the Affordable Care Act. Further, the status of the Affordable Care Act is uncertain following the 2016 federal elections. The impact and timing of any potential repeal of or changes to the Affordable Care Act and any alternative provisions on our business is unknown.

Payment under the Medicare program for physician services is based upon the Medicare Physician Fee Schedule, or MPFS, under which CMS has assigned a national relative value unit, or RVU, to most medical procedures and services that reflects the resources required to provide the services relative to all other services. Each RVU is calculated based on a combination of the time and intensity of work required, overhead expense attributable to the service, and malpractice insurance expense. These elements are each modified by a geographic adjustment factor to account for local practice costs and are then aggregated. MACRA provides for a 0.5% update to the MPFS for each calendar year through 2019. MACRA also requires the establishment of the Quality Payment Program, or QPP, a payment methodology intended to reward high-quality patient care. Beginning in 2017, physicians and certain other healthcare clinicians are required to participate in one of two QPP tracks. Under both tracks, performance data collected in 2017 will affect Medicare payments in 2019. CMS expects to transition increasing financial risk to providers as QPP evolves. Under the Advanced Alternative Payment Model, or Advanced APM, track, incentive payments are available based on participation in specific innovative payment models approved by CMS. Providers may earn a Medicare incentive payment and will be exempt from the reporting requirements and payment adjustments imposed under the Merit-Based Incentive Payment System, or MIPS, if the provider has sufficient participation in an Advanced APM. Alternatively, providers may participate in the MIPS track, under which physicians will receive performance-based payment incentives or payment reductions based on their performance with respect to clinical quality, resource use, clinical improvement activities, and meaningful use of electronic health records, or EHR. MIPS will consolidate components of certain existing physician incentive programs.

The federal government has implemented a number of regulations and programs designed to promote the use of EHR technology and pursuant to the Health Information Technology for Economic and Clinical Health Act, or HITECH, established requirements for a Medicare and Medicaid incentive payments program for eligible hospitals and professionals that adopt and meaningfully use certified EHR technology. These payments are available for a maximum period of five or six years, depending on the program. Our hospital facilities have been implementing EHR technology on a facility-by-facility basis since 2011. We recognize incentive reimbursement related to the Medicare or Medicaid incentives as we are able to implement the certified EHR technology and meet the defined “meaningful use criteria,” and information from completed cost report periods is available from which to calculate the incentive reimbursement. The timing of recognizing incentive reimbursement does not correlate with the timing of recognizing operating expenses and incurring capital costs in connection with the implementation of EHR technology which may result in material period-to-period changes in our future results of operations.

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

Although we believe that our hospital facilities are currently in compliance with the meaningful use standards, there can be no assurance that all of our facilities will remain in compliance and therefore not be subject to the HITECH payment reductions. We recognized approximately $6 million and $18 million during the three months ended March 31, 2017 and 2016, respectively, for HITECH incentive reimbursements from Medicare and Medicaid related to certain of our hospitals and for certain of our employed physicians, which are presented as a reduction of operating expenses. As our hospital facilities and affiliated professionals have achieved substantial compliance with the HITECH standards and continue to complete the maximum time period for receiving incentive payments, the amount of incentive reimbursements will continue to decline in 2017.

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

	Three Months Ended
	March 31,
	2017	2016
Medicare	23.6%	24.9%
Medicaid	10.3	10.3
Managed Care and other third-party payors	53.9	52.5
Self-pay	12.2	12.3

Total	100.0%	100.0%

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

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-based reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for the treatment of patients covered by Medicare, Medicaid and non-governmental payors are generally less than the standard billing rates. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues and net (loss) income by an insignificant amount in each of the three months ended March 31, 2017 and 2016.

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

The following tables summarize, for the periods indicated, selected operating data.

	Three Months Ended
	March 31,
	2017		2016
Operating results, as a percentage of net operating revenues:
Net operating revenues	100.0%		100.0%
Operating expenses (a)	(87.5)		(87.8)
Depreciation and amortization	(5.3)		(6.0)
Impairment and (gain) loss on sale of businesses, net	(5.6)		(0.3)

Income from operations	1.6		5.9
Interest expense, net	(5.1)		(5.0)
Loss from early extinguishment of debt	(0.5)		-
Equity in earnings of unconsolidated affiliates	0.1		0.4

(Loss) income from continuing operations before income taxes	(3.9)		1.3
Provision for income taxes	-		(0.6)

(Loss) income from continuing operations	(3.9)		0.7
Loss from discontinued operations, net of taxes	-		-

Net (loss) income	(3.9)		0.7
Less: Net income attributable to noncontrolling interests	(0.5)		(0.5)

Net (loss) income attributable to Community Health Systems, Inc. stockholders	(4.4	) %	0.2%

	Three Months Ended
	March 31,
	2017		2016
Percentage (decrease) increase from prior year:
Net operating revenues	(10.3	) %	1.8%
Admissions	(11.5)		(2.6)
Adjusted admissions (b)	(12.5)		0.7
Average length of stay	2.2		(2.2)
Net (loss) income attributable to Community Health Systems, Inc. (c)	(1,909.1)		(86.1)
Same-store percentage increase (decrease) from prior year (d):
Net operating revenues	0.7%		2.2%
Admissions	(1.5)		(2.0)
Adjusted admissions (b)	(1.4)		1.3

(a)	Operating expenses include salaries and benefits, supplies, other operating expenses, government and other legal settlements and related costs, electronic health records incentive reimbursement and rent.
(b)	Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by multiplying admissions by gross patient revenues and then dividing that number by gross inpatient revenues.
(c)	Includes loss from discontinued operations.
(d)	Includes acquired hospitals to the extent we operated them in both periods and excludes our hospitals that have previously been classified as discontinued operations for accounting purposes. In addition, also excludes information for the hospitals sold or closed during the three months ended March 31, 2017 and 2016, respectively.

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Net operating revenues decreased by 10.3% to approximately $4.5 billion for the three months ended March 31, 2017, from approximately $5.0 billion for the three months ended March 31, 2016. Our provision for bad debts decreased by $73 million to $682 million, or 13.2% of operating revenues (before the provision for bad debts) for the three months ended March 31, 2017, from $755 million, or 13.1% of operating revenues (before the provision for bad debts) for the three months ended March 31, 2016. Net operating revenues from same-store hospitals increased $32 million or 0.7% during the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. Non-same-store net operating revenues decreased $546 million during the three months ended March 31, 2017, in comparison to the prior year period, with the decrease attributable primarily to the spin-off of QHC. The increase in same-store net operating revenues was attributable to favorable changes in payor mix partially offset by lower admissions. On a consolidated basis, inpatient admissions decreased by 11.5% and adjusted admissions decreased by 12.5% during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. On a same-store basis, net operating revenues per adjusted admissions increased 2.2%, while inpatient admissions decreased by 1.5% and adjusted admissions decreased by 1.4% during the three months ended March 31, 2017, compared to the three months ended March 31, 2016.

Operating expenses, as a percentage of net operating revenues, increased from 94.1% during the three months ended March 31, 2016 to 98.4% during the three months ended March 31, 2017. Operating expenses, excluding depreciation and amortization and impairment and (gain) loss on sale of businesses, as a percentage of net operating revenues, decreased from 87.8% for the three months ended March 31, 2016 to 87.5% for the three months ended March 31, 2017. Salaries and benefits, as a percentage of net operating revenues, decreased from 46.3% for the three months ended March 31, 2016 to 45.9% for the three months ended March 31, 2017. This decrease in salaries and benefits, as a percentage of net operating revenues, was primarily due to improved staffing and benefit expense management. Supplies, as a percentage of net operating revenues, increased from 16.0% for the three months ended March 31, 2016 to 16.7% for the three months ended March 31, 2017, primarily as a result of an increase in implant costs due to an increase in surgical case mix over the prior year. Other operating expenses, as a percentage of net operating revenues, were 23.5% for both the three-month periods ended March 31, 2017 and 2016. Government and other legal settlements and related costs, as a percentage of net operating revenues decreased from less than 0.1% for the three months ended March 31, 2016 to income of (0.9)% for the three months ended March 31, 2017 primarily as a result of the gain recorded from the previously announced settlement of the shareholder derivative action in January 2017. Rent, as a percentage of net operating revenues, was 2.4% for both the three-month periods ended March 31, 2017 and 2016.

EHR incentive reimbursements represent those incentives under HITECH for which the recognition criterion has been met. We recognized approximately $6 million and $18 million of incentive reimbursements, or 0.1% and 0.4% of net operating revenues, for the three months ended March 31, 2017 and 2016, respectively. The decrease in EHR incentive reimbursements is due to the majority of our hospitals completing the various stages of meaningful use compliance, resulting in the expected decline in reimbursement as those programs wind down. We received cash payments of $10 million and $85 million for these incentives during the three months ended March 31, 2017 and 2016, respectively. No deferred revenue was recorded as of March 31, 2017. As of March 31, 2016, $34 million was recorded as deferred revenue as all criteria for gain recognition had not been met at that date.

Depreciation and amortization, as a percentage of net operating revenues, decreased from 6.0% for three months ended March 31, 2016 to 5.3% for the three months ended March 31, 2017, primarily due to ceasing depreciation on property and equipment at hospitals held for sale.

Impairment and gain (loss) on sale of businesses was $250 million for the three months ended March 31, 2017, compared to $17 million for the three months ended March 31, 2016. Impairment of goodwill and long-lived assets for the three months ended March 31, 2017 included impairment of approximately $250 million related to impairment of the long-lived assets and reporting unit goodwill allocated to hospitals classified as held for sale during the three months ended March 31, 2017. Impairment for long-lived assets for the three months ended March 31, 2016 included impairment of approximately $10 million recorded related to the allocated reporting unit goodwill and fixed assets allocated to two hospitals sold during the three months ended March 31, 2016 and impairment of approximately $7 million related to the impairment of certain long-lived assets at one of our smaller hospitals where the decision was made during the three months ended March 31, 2016, to permanently close the hospital.

Interest expense, net, decreased by $22 million to $229 million for the three months ended March 31, 2017 compared to $251 million for the three months ended March 31, 2016, primarily due to a decrease in our average outstanding debt during the three months ended March 31, 2017, which resulted in a decrease in interest expense of $27 million. Additionally, a decrease in interest expense of $3 million is due to one less day of interest expense in the first quarter of 2017 since 2016 was a leap year, and a decrease in interest expense of $1 million for the three months ended March 31, 2017 is a result of more interest being capitalized as compared to the same period in 2016 because of an increase in major construction projects during the quarter. These decreases were partially offset by an increase in interest rates during the three months ended March 31, 2017, compared to the same period in 2016, which resulted in an increase in interest expense of $9 million.

Loss from early extinguishment of debt of $21 million was recognized during the three months ended March 31, 2017. The loss from early extinguishment of debt resulted from the repayment of certain outstanding notes and term loans under the Credit Facility as discussed further in Capital Resources.

Equity in earnings of unconsolidated affiliates, as a percentage of net operating revenues, decreased from 0.4% for the three months ended March 31, 2016 to 0.1% for the three months ended March 31, 2017, primarily resulting from our sale in April 2016 of our unconsolidated minority equity interests in joint ventures with Universal Health Systems, Inc. for five hospitals in Las Vegas, Nevada.

The net results of the above-mentioned changes resulted in (loss) income from continuing operations before income taxes decreasing $239 million from income of $63 million for the three months ended March 31, 2016 to a loss of $176 million for the three months ended March 31, 2017.

The provision for income taxes on income from continuing operations decreased from $26 million for the three months ended March 31, 2016 to less than $1 million for the three months ended March 31, 2017, primarily due to the decrease in income from continuing operations before income taxes. Our effective tax rates were less than 0.1% and 41.3% for the three months ended March 31, 2017 and 2016, respectively. The decrease in our effective tax rate for the three months ended March 31, 2017, when compared to the three months ended March 31, 2016, was primarily due to the non-deductible nature of certain goodwill written off in the $250 million impairment and loss (gain) on sale of businesses for the three months ended March 31, 2017, partially offset by approximately $16 million of tax expense recognized on the tax deficiency created by a difference between the actual tax deduction that will be recognized from the vesting of restricted stock during the three months ended March 31, 2017, compared to the higher stock compensation expense previously recorded over the vesting period as determined based on the fair value of the restricted stock at the grant date. Including the expense related to income attributable to noncontrolling interests, the effective tax rate for the three months ended March 31, 2017 and 2016 would have been less than 0.1% and 68.4%, respectively. In addition to the items discussed above, this decrease was primarily due to a disproportionate decrease in income from continuing operations before income taxes, when compared to the decrease in net income attributable to noncontrolling interests for those same periods, which is not tax affected in our condensed consolidated financial statements.

(Loss) income from continuing operations, as a percentage of net operating revenues, decreased from 0.7% for the three months ended March 31, 2016 to (3.9)% for the three months ended March 31, 2017.

Discontinued operations for these periods include the results of operations of certain hospitals owned or leased by us as of March 31, 2017 and 2016, which were classified as being held for sale or sold. The operation of these hospitals resulted in a loss, net of taxes, of $1 million during the three months ended March 31, 2017 and an after-tax impairment charge of $1 million during the three months ended March 31, 2016. Overall, discontinued operations consisted of a loss, net of taxes, of $1 million during both the three-month periods ended March 31, 2017 and 2016.

Net (loss) income, as a percentage of net operating revenues, decreased from income of 0.7% for the three months ended March 31, 2016 to a loss of (3.9)% for the three months ended March 31, 2017.

Net income attributable to noncontrolling interests, as a percentage of net operating revenues, was 0.5% for both the three-month periods ended March 31, 2017 and 2016.

Net (loss) income attributable to Community Health Systems, Inc. was a loss of $199 million for the three months ended March 31, 2017, compared to income of $11 million for the three months ended March 31, 2016. The decrease in net income attributable to Community Health Systems, Inc. was primarily due to the impairment of goodwill and certain long-lived assets based on their estimated fair values for hospitals held for sale.

Liquidity and Capital Resources

Net cash provided by operating activities decreased $52 million, from approximately $294 million for the three months ended March 31, 2016, to approximately $242 million for the three months ended March 31, 2017. The decrease in cash provided by operating activities was primarily the result of the loss of cash flow contributed from previously divested hospitals, a decrease in cash flow due to the timing of payroll funding compared to the prior year, a decrease in cash received from HITECH incentive reimbursement, and other changes in working capital. Such decreases were offset by improvements in cash flow from patient accounts receivable collections, as well as the net cash received from the settlement proceeds, net of legal fees, of the shareholder derivative action in January 2017. Total cash paid for interest during the three months ended March 31, 2017 decreased to approximately $279 million compared to $307 million for the three months ended March 31, 2016, which is primarily related to the decrease in the average outstanding debt balance. Less than $1 million was paid for income taxes for both the three-month periods ended March 31, 2017 and 2016. Included in net cash provided by operating activities for the three months ended March 31, 2017 was $10 million of cash received for HITECH incentive reimbursements, compared to $85 million received for the three months ended March 31, 2016.

The cash used in investing activities decreased $200 million, from approximately $371 million for the three months ended March 31, 2016 to approximately $171 million for the three months ended March 31, 2017. The decrease in cash used in investing activities was primarily due to the decrease in the cash used in the acquisition of facilities and other related equipment of $97 million as a result of no hospital acquisitions during the three months ended March 31, 2017 compared to the acquisition of two hospitals during the three months ended March 31, 2016, a decrease in the cash used in the purchase of property and equipment of $78 million, and a decrease in cash used for other investments (primarily from internal-use software expenditures and physician recruiting costs) of $30 million for the three months ended March 31, 2017. The decrease in cash used in investing activities was also impacted by a decrease in proceeds from the disposition of hospitals and other ancillary operations of $12 million, and a decrease in the proceeds from the sale of property and equipment of $4 million. Included in cash outflows for other investments for the three months ended March 31, 2017 is approximately $12 million of capital expenditures related to the purchase and implementation of certified EHR technology, including implementation of Cerner software at several hospital locations. The remaining cash outflows for other investments for the three months ended March 31, 2017 primarily consists of purchases and development of other internal-use software and payments made under non-employee physician recruiting agreements of $25 million. We anticipate being able to fund future routine capital expenditures with cash flows generated from operations.

Our net cash used in financing activities was $62 million for the three months ended March 31, 2017, compared to net cash provided by financing activities of $74 million for the three months ended March 31, 2016. The decrease in cash generated from financing activities, in comparison to the prior year period, is primarily due to an increase in cash paid for deferred financing costs and other debt-related costs of $40 million, an increase in cash paid for the distribution of noncontrolling investments in joint ventures of $10 million, a decrease in the proceeds from our receivables facility of $5 million, and an increase in cash paid for the repayment of long-term debt of $1.3 billion. These increases were partially offset by a decrease in cash used for the repurchase of restricted stock for payroll tax withholding requirements of $2 million, an increase in proceeds from noncontrolling investors in joint ventures of $5 million, a reduction in cash paid for the redemption of noncontrolling investments in joint ventures of $12 million, and an increase in our long-term borrowings and issuance of long-term debt of $1.2 billion.

Capital Expenditures

Cash expenditures for purchases of facilities were $2 million for the three months ended March 31, 2017, compared to $99 million for the three months ended March 31, 2016. The decrease was primarily related to the fact that no hospital acquisitions were completed during the three months ended March 31, 2017 compared to the acquisition of two hospitals which were completed during the three months ended March 31, 2016. Our expenditures for the three months ended March 31, 2017 were primarily related to the purchase of physician practices and other ancillary services.

Excluding the cost to construct replacement hospitals, our cash expenditures for routine capital for the three months ended March 31, 2017 totaled $141 million compared to $216 million for the three months ended March 31, 2016. These capital expenditures related primarily to the purchase of additional equipment, minor renovations and information systems infrastructure. Costs to construct replacement hospitals totaled $5 million for the three months ended March 31, 2017, compared to $8 million for the three months ended March 31, 2016. The costs to construct replacement hospitals for the three months ended March 31, 2017 and 2016 represent both planning and construction costs for the replacement hospital in York, Pennsylvania.

Pursuant to a hospital purchase agreement in effect as of March 31, 2017, we have committed to build a replacement facility in York, Pennsylvania by July 2017. Construction costs, including equipment costs, for the York replacement facility are currently estimated to be approximately $125 million.

Pursuant to a hospital purchase agreement from our March 1, 2016 acquisition of IU Health La Porte Hospital and IU Health Starke Hospital, we have committed to build replacement facilities in both La Porte, Indiana and Knox, Indiana within five years of the date of acquisition, or by March 2021. Construction costs, including equipment costs, for the La Porte and Starke replacement facilities are currently estimated to be approximately $125 million and $15 million, respectively.

Capital Resources

Net working capital was approximately $1.8 billion at both March 31, 2017 and December 31, 2016.

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

On March 9, 2015, CHS entered into Amendment No. 1 and Incremental Term Loan Assumption Agreement to refinance the existing Term E Loans due 2017 into Term F Loans due 2018, in an original aggregated principal amount of $1.7 billion, or Term F Facility. On May 18, 2015, CHS entered into an Incremental Term Loan Assumption Agreement to provide for a new $1.6 billion incremental Term G facility due 2019, or Term G Facility, and a new approximately $2.9 billion incremental Term H facility due 2021, or Term H Facility. The proceeds of the Term G Facility and Term H Facility were used to repay our existing Term D Facility in full. On April 29, 2016, using part of the cash generated from the QHC spin-off, we repaid approximately $190 million of our Term F Facility. On December 30, 2016, using the cash generated from the sale of a majority ownership in our home care division and from the completion of the sale-lease back transaction for ten of our medical office buildings, we repaid approximately $48 million of our Term F Facility, approximately $26 million of our Term A Facility, approximately $52 million of our Term G Facility and $96 million of our Term H Facility. On March 16, 2017, CHS issued a $2.2 billion aggregate principal amount of 6 1⁄4% Senior Secured Notes due 2023, a portion of the net proceeds of which was used to repay our existing Term F Facility in full.

On December 5, 2016, CHS entered into Amendment No. 2 to the Credit Facility, or Amendment No. 2, to adjust upward the maximum leverage ratios and adjust downward the minimum interest coverage ratio we are required to comply with each fiscal quarter through and including the fiscal quarter ending December 31, 2017 under the financial maintenance covenants in the Credit Facility. In connection with Amendment No. 2, we agreed to certain other additional undertakings for the benefit of the lenders under the Revolving Facility and the Term A Facility.

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

Under the Term A Facility, CHS is required to make amortization payments in aggregate amounts equal to 15% of the original principal amount of the Term A Facility in 2017 and 45% of the original principal amount of the Term A Facility in 2018. Under the Term H Facility, we are required to make amortization payments in aggregate amounts equal to 1% of the original principal amount of the Term H Facility each year. As of December 31, 2016, no additional amortization payments were required to be made under the Term F Facility or the Term G Facility.

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

The Credit Facility contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting our and our subsidiaries’ ability, subject to certain exceptions, to, among other things, (1) declare dividends, make distributions or redeem or repurchase capital stock, (2) prepay, redeem or repurchase other debt, (3) incur liens or grant negative pledges, (4) make loans and investments and enter into acquisitions and joint ventures, (5) incur additional indebtedness or provide certain guarantees, (6) make capital expenditures, (7) engage in mergers, acquisitions and asset sales, (8) conduct transactions with affiliates, (9) alter the nature of our businesses, (10) grant certain guarantees with respect to physician practices, (11) engage in sale and leaseback transactions or (12) change our fiscal year. We and our subsidiaries are also required to comply with specified financial covenants (consisting of a maximum secured net leverage ratio and an interest coverage ratio) and various affirmative covenants. Under the Credit Facility, the secured net leverage ratio is calculated as the ratio of total secured debt, less unrestricted cash and cash equivalents, to consolidated EBITDA, as defined in the Credit Facility, and the interest coverage ratio is the ratio of consolidated EBITDA, as defined in the Credit Facility, to consolidated interest expense for the period. The calculation of consolidated EBITDA as defined in the Credit Facility is a trailing 12-month calculation that begins with net income attributable to us, with certain pro forma adjustments to consider the impact of material acquisitions or divestitures, and adjustments for interest, taxes, depreciation and amortization, net income attributable to noncontrolling interests, stock compensation expense, restructuring costs, and the financial impact of other non-cash or non-recurring items recorded during any such 12-month period. For the 12-month period ended March 31, 2017, the secured net leverage ratio financial covenant in the Credit Facility limited the ratio of secured debt to EBITDA, as defined, to less than or equal to 4.50 to 1.00, which will decrease to 4.00 to 1.00 on January 1, 2018. For the 12-month period ended March 31, 2017, the interest coverage ratio financial covenant in the Credit Facility required the ratio of consolidated EBITDA, as defined, to consolidated interest expense to be greater than or equal to 2.00 to 1.00, which will increase to 2.25 to 1.00 on January 1, 2018. We were in compliance with all such covenants at March 31, 2017, with a secured net leverage ratio of approximately 3.99 to 1.00 and an interest coverage ratio of approximately 2.39 to 1.00.

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

As of March 31, 2017, the availability for additional borrowings under our Credit Facility, subject to certain limitations as set forth in the Credit Facility, was $1.0 billion pursuant to the Revolving Facility, of which $56 million was set aside for outstanding letters of credit. We believe that these funds, along with internally generated cash and continued access to the capital markets, will be sufficient to finance future acquisitions, capital expenditures and working capital requirements during the next 12 months.

On January 27, 2014, CHS completed a private offering of $1.0 billion aggregate principal amount of 5 1⁄8% Senior Secured Notes due 2021, or the 2021 Senior Secured Notes, and $3.0 billion aggregate principal amount of 6 7⁄8% Senior Notes due 2022, or the 6 7⁄8% Senior Notes. The net proceeds from these issuances were used to finance the HMA merger.

On November 22, 2011, CHS completed a private offering of $1.0 billion aggregate principal amount of 8% Senior Notes due 2019. On March 21, 2012, CHS completed a private offering of an additional $1.0 billion aggregate principal amount of 8% Senior Notes (at a premium of 102.5%). The net proceeds from these issuances were used to finance the purchase of approximately $1.85 billion aggregate principal amount of CHS’ then outstanding 8 7⁄8% Senior Notes, to pay related fees and expenses and for general corporate purposes. During the year ended December 31, 2016, we repurchased approximately $75 million of the approximately $2 billion aggregate principal amount outstanding of the 8% Senior Notes due 2019 in open market transactions.

On July 18, 2012, CHS completed a public offering of $1.2 billion aggregate principal amount of 7 1⁄8% Senior Notes due 2020. The net proceeds of the offering were used to finance the purchase or redemption of the then outstanding $934 million principal amount plus accrued interest of the 8 7⁄8% Senior Notes, to pay for consents delivered in connection with a related tender offer, to pay related fees and expenses, and for general corporate purposes.

On August 17, 2012, CHS completed a public offering of $1.6 billion aggregate principal amount of 5 1⁄8% Senior Secured Notes due 2018, or the 2018 Senior Secured Notes. The net proceeds of the offering, together with available cash on hand, were used to finance the prepayment of $1.6 billion of the outstanding term loans due 2014 under the Credit Facility and related fees and expenses. On May 16, 2016, using part of the cash generated from the QHC spin-off, we completed a cash tender offer for $900 million of the approximately $1.6 billion aggregate principal amount outstanding of the 2018 Senior Secured Notes.

On March 16, 2017, CHS completed a public offering of $2.2 billion aggregate principal amount of 6 1⁄4% Senior Secured Notes due 2023, or the 2023 Senior Secured Notes. The net proceeds from this issuance were used to finance the purchase or redemption of $700 million aggregate principal amount of the 2018 Senior Secured Notes and related fees and expenses, and the repayment of $1.4 billion of the Term F Facility. The 2023 Senior Secured Notes bear interest at 6.250% per annum, payable semiannually in arrears on March 31 and September 30, commencing September 30, 2017. Interest on the 2023 Senior Secured Notes accrues from the date of original issuance. Interest is calculated on the basis of a 360-day year comprised of twelve 30-day months. Both the 2021 Senior Secured Notes and the 2023 Senior Secured Notes are secured by a first-priority lien subject to a shared lien of equal priority with certain other obligations, including obligations under the Credit Facility, and subject to prior ranking liens permitted by the indentures governing the 2021 Senior Secured Notes and the 2023 Senior Secured Notes on substantially the same assets, subject to certain exceptions, that secure CHS’ obligations under the Credit Facility.

On March 21, 2012, through certain of its subsidiaries, CHS entered into an accounts receivable loan agreement, or the Receivables Facility, with a group of lenders and banks, Credit Agricolé Corporate and Investment Bank, as a managing agent and as the administrative agent, and The Bank of Nova Scotia, as a managing agent. On March 7, 2013, CHS and certain of its subsidiaries amended the Receivables Facility to add an additional managing agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd., to increase the size of the facility from $300 million to $500 million and to extend the scheduled termination date. Additional subsidiaries also agreed to participate in the Receivables Facility as of that date. On March 31, 2014, CHS and certain of its subsidiaries amended the Receivables Facility to increase the size of the facility from $500 million to $700 million and to extend the scheduled termination date. Additional subsidiaries also agreed to participate in the Receivables Facility as of that date. On November 13, 2015, CHS and certain of its subsidiaries amended the Receivables Facility to extend the scheduled termination date and amend certain other provisions thereof. On November 18, 2016, CHS and certain of its subsidiaries amended the Receivables Facility to extend the scheduled termination date in respect of a $450 million portion of the commitments thereunder and amend certain other provisions thereof. The existing and future non-self pay patient-related accounts receivable, or the Receivables, for certain affiliated hospitals serve as collateral for the outstanding borrowings under the Receivables Facility. The interest rate on the borrowings is based on the commercial paper rate plus an applicable interest rate spread. Unless earlier terminated or subsequently extended pursuant to its terms, the Receivables Facility will expire on November 13, 2017 in respect of a $250 million portion of the commitments thereunder and November 13, 2018 in respect of the remaining $450 million of commitments thereunder, subject to customary termination events that could cause an early termination date. CHS maintains effective control over the Receivables because, pursuant to the terms of the Receivables Facility, the Receivables are sold from certain of CHS’ subsidiaries to CHS, and CHS then sells or contributes the Receivables to a special-purpose entity that is wholly-owned by CHS. The wholly-owned special-purpose entity in turn grants security interests in the Receivables in exchange for borrowings obtained from the group of third-party lenders and banks of up to $700 million outstanding from time to time based on the availability of eligible Receivables and other customary factors. The wholly-owned special-purpose entity is not a subsidiary guarantor under the Credit Facility or CHS’ outstanding notes. The group of third-party lenders and banks do not have recourse to CHS or its subsidiaries beyond the assets of the wholly-owned special-purpose entity that collateralizes the loan. The Receivables and other assets of the wholly-owned special-purpose entity will be available first and foremost to satisfy the claims of the creditors of such entity. The outstanding borrowings pursuant to the Receivables Facility at March 31, 2017 totaled $700 million with approximately $450 million classified as long-term debt on the condensed consolidated balance sheet. At March 31, 2017, the carrying amount of Receivables included in the Receivables Facility totaled approximately $1.9 billion and is included in patient accounts receivable on the condensed consolidated balance sheet.

As of March 31, 2017, we are currently a party to the following interest rate swap agreements to limit the effect of changes in interest rates on approximately 45.2% of our variable rate debt. On each of these swaps, we receive a variable rate of interest based on the three-month LIBOR, in exchange for the payment by us of a fixed rate of interest. We currently pay, on a quarterly basis, interest on the Revolving Facility and the Term A Facility at a rate per annum equal to LIBOR plus 2.50%. The Term G Loan and Term H Loan accrue interest at a rate per annum equal to LIBOR plus 2.75% and 3.00%, respectively, in the case of LIBOR borrowings, and Alternate Base Rate plus 1.75% and 2.00%, respectively, in the case of Alternate Base Rate Borrowings. The Term G Loan and the Term H Loan are subject to a 1.00% LIBOR floor and a 2.00% Alternate Base Rate floor.

Swap #	Notional Amount (in millions)	Fixed Interest Rate	Termination Date	Fair Value (in millions)
1	$200	2.055%	July 25, 2019	$2
2	200	2.059%	July 25, 2019	2
3	400	1.882%	August 30, 2019	2
4	200	2.515%	August 30, 2019	4
5	200	2.613%	August 30, 2019	4
6	300	2.041%	August 30, 2020	1
7	300	2.738%	August 30, 2020	8
8	300	2.892%	August 30, 2020	10
9	300	2.363%	January 27, 2021	4
10	200	2.368%	January 27, 2021	3

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

We believe that internally generated cash flows, availability for additional borrowings under our Credit Facility, subject to certain limitations as set forth in the Credit Facility, of $1.0 billion (consisting of a $1.0 billion Revolving Facility, of which $56 million is in the form of outstanding letters of credit) and our ability to amend the Credit Facility to provide for one or more tranches of term loans in an aggregate principal amount of up to $1.5 billion (only $750 million of which is effectively available because of our additional undertakings in connection with Amendment No. 2) and our continued access to the capital markets will be sufficient to finance acquisitions, capital expenditures, working capital requirements, and any equity or debt repurchases or other debt repayments we may elect to make through the next 12 months. In addition, we are currently required to utilize proceeds received from any dispositions of hospitals or investments to repay outstanding debt. As discussed above, the issuance of the 2023 Senior Secured Notes allowed us to repay approximately $2.1 billion of senior secured debt maturing in 2018 and extended debt maturities to 2023, which had a significant positive impact on our future debt service commitments.

We may elect from time to time to purchase our common stock under our open market repurchase program adopted on November 6, 2015, which authorizes us to purchase up to 10,000,000 shares of our common stock, not to exceed $300 million in repurchases (we have currently repurchased 532,188 shares under such program, all of which shares were repurchased during the three months ended December 31, 2015). In addition, as noted above, we purchased a portion of our outstanding 8% Senior Notes due 2019 in open market transactions during 2016, and we may continue to elect from time to time to purchase our outstanding debt in open market purchases, privately negotiated transactions or otherwise. Any such equity or debt repurchases will depend upon prevailing market conditions, our liquidity requirements, contractual restrictions, applicable securities laws requirements, and other factors.

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

The ratio of earnings to fixed charges is a measure of our ability to meet our fixed obligations related to our indebtedness. The following table shows the ratio of earnings to fixed charges for the three months ended March 31, 2017:

Three Months Ended
March 31, 2017
Ratio of earnings to fixed charges (1)	*

(1)	Fixed charges include interest expensed and capitalized during the year plus an estimate of the interest component of rent expense. There are no shares of preferred stock outstanding. See exhibit 12 filed as part of this Report for the calculation of this ratio.

*	For the three months ended March 31, 2017, earnings were insufficient to cover fixed charges by approximately $175 million.

Off-balance Sheet Arrangements

In the past, we have utilized operating leases as a financing tool for obtaining the operations of specified hospitals without acquiring, through ownership, the related assets of the hospital and without a significant outlay of cash at the front end of the lease. We utilize the same operating strategies to improve operations at those hospitals held under operating leases as we do at those hospitals that we own. We have not entered into any operating leases for hospital operations since December 2000. At March 31, 2017, we operated two hospitals under operating leases that had an immaterial impact on our consolidated operating results. The terms of the two operating leases we currently have in place expire between December 2020 and June 2028, not including lease extension options. If we allow these leases to expire, we would no longer generate revenues nor incur expenses from these hospitals.

Noncontrolling Interests

We have sold noncontrolling interests in certain of our subsidiaries or acquired subsidiaries with existing noncontrolling interest ownership positions. As of March 31, 2017, we have hospitals in 23 of the markets we serve, with noncontrolling physician ownership interests ranging from less than 1% to 40%, including one hospital that also has a non-profit entity as a partner. In addition, we have nine other hospitals with noncontrolling interests owned by non-profit entities. Redeemable noncontrolling interests in equity of consolidated subsidiaries was $552 million and $554 million as of March 31, 2017 and December 31, 2016, respectively, and noncontrolling interests in equity of consolidated subsidiaries was $112 million and $113 million as of March 31, 2017 and December 31, 2016, respectively. The amount of net income attributable to noncontrolling interests was $22 million and $25 million for the three months ended March 31, 2017 and 2016, respectively. As a result of the change in the Stark Law “whole hospital” exception included in the Affordable Care Act, we are not permitted to introduce physician ownership at any of our hospital facilities that did not have physician ownership at the time of the adoption of the Affordable Care Act, or increase the aggregate percentage of physician ownership in any of our former or existing hospital joint ventures in excess of the aggregate physician ownership level held at the time of the adoption of the Affordable Care Act.

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

Third-party Reimbursement

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. Contractual allowances are automatically calculated and recorded through our internally developed “automated contractual allowance system.” Within the automated system, payors’ historical paid claims data are utilized to calculate the contractual allowances. This data is automatically updated on a monthly basis. All hospital contractual allowance calculations are subjected to monthly review by management to ensure reasonableness and accuracy. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at operating revenues (net of contractual allowances and discounts). The process of estimating contractual allowances requires us to estimate the amount expected to be received based on payor contract provisions. The key assumption in this process is the estimated contractual reimbursement percentage, which is based on payor classification and historical paid claims data. Our automated contractual allowance system does not maintain the contractual allowance at the patient account level as it estimates an average contractual allowance by payor classification. Due to the complexities involved in these estimates, actual payments we receive could be different from the amounts we estimate and record. If the actual contractual reimbursement percentage under government programs and managed care contracts differed by 1% at March 31, 2017 from our estimated reimbursement percentage, net (loss) income for the three months ended March 31, 2017 would have changed by approximately $28 million, and net accounts receivable at March 31, 2017 would have changed by $132 million. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues and net (loss) income by an insignificant amount in each of the three months ended March 31, 2017 and 2016.

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

Collections are impacted by the economic ability of patients to pay and the effectiveness of our collection efforts. Significant changes in payor mix, business office operations, economic conditions or trends in federal and state governmental healthcare coverage could affect our collection of accounts receivable and are considered in our estimates of accounts receivable collectability. If the actual collection percentage differed by 1% at March 31, 2017 from our estimated collection percentage as a result of a change in expected recoveries, net (loss) income for the three months ended March 31, 2017 would have changed by $17 million, and net accounts receivable at March 31, 2017 would have changed by $81 million. We also continually review our overall reserve adequacy by monitoring historical cash collections as a percentage of trailing net revenue less provision for bad debts, as well as by analyzing current period net revenue and admissions by payor classification, days revenue outstanding, the composition of self-pay receivables between pure self-pay patients and the patient responsibility portion of third-party insured receivables and the impact of recent acquisitions and dispositions.

Our policy is to write-off gross accounts receivable if the balance is under $10.00 or when such amounts are placed with outside collection agencies. We believe this policy accurately reflects our ongoing collection efforts and is consistent with industry practices. We had approximately $4.0 billion and $3.9 billion at March 31, 2017 and December 31, 2016, respectively, being pursued by various outside collection agencies. We expect to collect less than 3%, net of estimated collection fees, of the amounts being pursued by outside collection agencies. As these amounts have been written-off, they are not included in our gross accounts receivable or our allowance for doubtful accounts. Collections on amounts previously written-off are recognized as a reduction to bad debt expense when received. However, we take into consideration estimated collections of these future amounts written-off in evaluating the reasonableness of our allowance for doubtful accounts.

All of the following information is derived from our hospitals, excluding clinics, unless otherwise noted.

Patient accounts receivable from our hospitals represent approximately 95% of our total consolidated accounts receivable.

Days revenue outstanding, adjusted for the impact of receivables for state Medicaid supplemental payment programs, was 62 days at March 31, 2017 and 63 days at December 31, 2016. Our target range for days revenue outstanding is from 60 to 65 days.

Total gross accounts receivable (prior to allowance for contractual adjustments and doubtful accounts) was approximately $20.6 billion as of March 31, 2017 and approximately $19.7 billion as of December 31, 2016. The approximate percentage of total gross accounts receivable (prior to contractual adjustments and the allowance for doubtful accounts) summarized by aging categories is as follows:

As of March 31, 2017

	% of Gross Receivables
Payor	0 - 90 Days	90 - 180 Days	180 - 365 Days	Over 365 Days
Medicare	16%	1%	-%	-%
Medicaid	8%	1%	1%	1%
Managed Care and Other	25%	4%	3%	2%
Self-Pay	8%	6%	13%	11%

As of December 31, 2016

	% of Gross Receivables
Payor	0 - 90 Days	90 - 180 Days	180 - 365 Days	Over 365 Days
Medicare	14%	1%	-%	-%
Medicaid	7%	2%	1%	1%
Managed Care and Other	25%	4%	3%	2%
Self-Pay	9%	6%	14%	11%

The approximate percentage of total gross accounts receivable (prior to allowances for contractual adjustments and doubtful accounts) summarized by payor is as follows:

	March 31, 2017	December 31, 2016
Insured receivables	61.4%	59.8%
Self-pay receivables	38.6	40.2

Total	100.0%	100.0%

The combined total at our hospitals and clinics of the allowance for doubtful accounts for self-pay accounts receivable and related allowances for other self-pay discounts and contractuals, as a percentage of gross self-pay receivables, was approximately 89% at both March 31, 2017 and December 31, 2016 . If the receivables that have been written-off, but where collections are still being pursued by outside collection agencies, were included in both the allowances and gross self-pay receivables specified above, the percentage of combined allowances to total self-pay receivables would have been approximately 93% at both March 31, 2017 and December 31, 2016.

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

During the year ended December 31, 2016, we allocated approximately $709 million of goodwill to the spin-off of QHC, including approximately $33 million of goodwill related to the former management services reporting unit and approximately $676 million of goodwill allocated from the hospital operations reporting unit based on a relative fair value calculation of the hospitals that were included in the QHC distribution. We allocated approximately $365 million of goodwill to hospitals held for sale based on a calculation of the relative fair value of those hospitals compared to the total hospital reporting unit goodwill. Additionally, we allocated approximately $46 million of goodwill related to the sale of the majority ownership interest in the home care operations reporting unit on December 31, 2016. At March 31, 2017, we had approximately $6.3 billion of goodwill recorded, all of which resides at our hospital operations reporting unit.

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

The net present value of the projected payments was discounted using a weighted-average risk-free rate of 1.8%, 1.6% and 1.7% in 2016, 2015 and 2014, respectively. This liability is adjusted for new claims information in the period such information becomes known to us. Professional malpractice expense includes the losses resulting from professional liability claims and loss adjustment expense, as well as paid excess insurance premiums, and is presented within other operating expenses in the accompanying condensed consolidated statements of (loss) income.

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

There were no significant changes in our estimate of the reserve for professional liability claims during the three months ended March 31, 2017.

  Income Taxes

We must make estimates in recording provision for income taxes, including determination of deferred tax assets and deferred tax liabilities and any valuation allowances that might be required against the deferred tax assets. We believe that future income will enable us to realize certain deferred tax assets, subject to the valuation allowance we have established.

The total amount of unrecognized benefit that would impact the effective tax rate, if recognized, was approximately $9 million as of March 31, 2017. A total of approximately $3 million of interest and penalties is included in the amount of liability for uncertain tax positions at March 31, 2017. It is our policy to recognize interest and penalties related to unrecognized benefits in our condensed consolidated statements of (loss) income as income tax expense.

It is possible the amount of unrecognized tax benefit could change in the next 12 months as a result of a lapse of the statute of limitations and settlements with taxing authorities; however, we do not anticipate the change will have a material impact on our condensed consolidated results of operations or condensed consolidated financial position.

We, or one of our subsidiaries, file income tax returns in the United States federal jurisdiction and various state jurisdictions. We have extended the federal statute of limitations through June 30, 2017 for Triad Hospitals, Inc. for the tax periods ended December 31, 1999, December 31, 2000, April 30, 2001, June 30, 2001, December 31, 2001, December 31, 2002, December 31, 2003, December 31, 2004, December 31, 2005, December 31, 2006 and July 25, 2007. With few exceptions, we are no longer subject to state income tax examinations for years prior to 2013. Our federal income tax returns for the 2009, 2010, 2014 and 2015 tax years are currently under examination by the Internal Revenue Service. We believe the results of these examinations will not be material to our consolidated results of operations or consolidated financial position. We have extended the federal statute of limitations through January 31, 2018 for Community Health Systems, Inc. for the tax periods ended December 31, 2007, 2008, 2009 and 2010, and through December 31, 2017 for the tax periods ended December 31, 2011 and 2012.

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

In May 2014, the FASB issued ASU 2014-09, which outlines a single comprehensive model for recognizing revenue and supersedes most existing revenue recognition guidance, including guidance specific to the healthcare industry. This ASU provides companies the option of applying a full or modified retrospective approach upon adoption. This ASU is effective for fiscal years beginning after December 15, 2017, with early adoption permitted for annual periods beginning after December 15, 2016. We expect to adopt this ASU on January 1, 2018 and are currently developing our plan for adoption and the impact on our revenue recognition policies, procedures and control framework and the resulting impact on our consolidated financial position, results of operations and cash flows. We have established an implementation group for this ASU with an implementation plan to transition to the new standard and determine its impact during 2017. Additionally, we plan to elect to apply the full retrospective approach upon adoption. We cannot reasonably estimate at this time the quantitative impact that the adoption of this accounting standard could have on our financial statements. For additional information regarding our evaluation of this accounting standard and its potential impact on us, see Note 1 to our condensed consolidated financial statements contained herein.

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

In March 2016, the FASB issued ASU 2016-09, which was issued to simplify some of the accounting guidance for share-based compensation. Among the areas impacted by the amendments in this ASU is the accounting for income taxes related to share-based payments, accounting for forfeitures, classification of awards as equity or liabilities, and classification on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016. We adopted this ASU on January 1, 2017. Because of the decline in our stock price within the last 18 months, the principal impact from adopting this ASU has been an increase in our current provision for income taxes due to the deficiency created by a higher stock compensation expense deduction resulting in lower income taxes recorded for book purposes over the vesting period of the outstanding share-based awards compared to the actual tax deduction that will be recognized from the vesting of such awards.

In January 2017, the FASB issued ASU 2017-04, which simplifies the accounting for goodwill impairment by eliminating step two from the goodwill impairment test. Instead of a two-step impairment model, if the carrying amount of a reporting unit exceeds its fair value as determined in step one of the impairment test, an impairment loss is measured at the amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. This ASU is effective for any interim or annual impairment tests for fiscal years beginning after December 15, 2019, with early adoption permitted. As noted in our critical accounting policy discussion on goodwill, during the fourth quarter of 2016 we performed our annual goodwill impairment analysis. While the result of the step two valuation in that analysis did not indicate an impairment of goodwill, the initial calculation of hospital operations reporting unit fair value in the step one test indicated that the carrying amount of the hospital operations reporting unit exceeded its fair value by approximately $800 million. Depending on future changes in fair value and the impact of allocated goodwill for planned divestitures, at adoption there could be a material impairment charge recorded for this excess amount. We are evaluating whether to early adopt this ASU and what impact it will have on our consolidated financial position and results of operations.

In March 2017, the FASB issued ASU 2017-07, which changes the presentation of the components of net periodic benefit cost for sponsors of defined benefit plans for pensions. Under the changes in this ASU, the service cost component of net periodic benefit cost will be reported in the same income statement line as other employee compensation costs arising from services during the reporting period. The other components of net periodic benefit cost will be presented separately in a line item outside of operating income. This ASU is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. We expect to adopt this ASU on January 1, 2018, and are currently evaluating the impact that adoption of this ASU will have on our consolidated results of operations. Since the changes required in this new ASU only change the income statement classification of the components of net periodic benefit cost, no changes are expected to income from continuing operations or net income. Currently, we report all of the components of net periodic benefit cost as a component of salaries and benefits on the consolidated statement of income.

FORWARD-LOOKING STATEMENTS

Some of the matters discussed in this Report include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “thinks,” and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include the following:

•	general economic and business conditions, both nationally and in the regions in which we operate,

•	the impact of the 2016 federal elections, which may lead to the repeal of or significant changes to the Affordable Care Act, its implementation or its interpretation, as well as changes in other federal, state or local laws or regulations affecting our business,

•	the extent to which states support increases, decreases or changes in Medicaid programs, implement health insurance exchanges or alter the provision of healthcare to state residents through regulation or otherwise,

•	the future and long-term viability of health insurance exchanges, which may be affected by whether a sufficient number of payors participate as well as the impact of the 2016 federal elections on the Affordable Care Act,

•	risks associated with our substantial indebtedness, leverage and debt service obligations, including our ability to refinance such indebtedness on acceptable terms or to incur additional indebtedness,

•	demographic changes,

•	changes in, or the failure to comply with, governmental regulations,

•	potential adverse impact of known and unknown government investigations, audits, and federal and state false claims act litigation and other legal proceedings,

•	our ability, where appropriate, to enter into and maintain provider arrangements with payors and the terms of these arrangements, which may be further affected by the increasing consolidation of health insurers and managed care companies,

•	changes in, or the failure to comply with, contract terms with payors and changes in reimbursement rates paid by federal or state healthcare programs or commercial payors,

•	any potential additional impairments in the carrying value of goodwill, other intangible assets, or other long-lived assets, or changes in the useful lives of other intangible assets,

•	changes in inpatient or outpatient Medicare and Medicaid payment levels,

•	the effects related to the continued implementation of the sequestration spending reductions and the potential for future deficit reduction legislation,

•	increases in the amount and risk of collectability of patient accounts receivable, including decreases in collectability which may result from, among other things, self-pay growth in states that have not expanded Medicaid and difficulties in recovering payments for which patients are responsible, including co-pays and deductibles,

•	the efforts of insurers, healthcare providers and others to contain healthcare costs, including the trend toward value-based purchasing,

•	our ongoing ability to demonstrate meaningful use of certified EHR technology and recognize income for the related Medicare or Medicaid incentive payments, to the extent such payments have not expired,

•	increases in wages as a result of inflation or competition for highly technical positions and rising supply and drug costs due to market pressure from pharmaceutical companies and new product releases,

•	liabilities and other claims asserted against us, including self-insured malpractice claims,

•	competition,

•	our ability to attract and retain, at reasonable employment costs, qualified personnel, key management, physicians, nurses and other healthcare workers,

•	trends toward treatment of patients in less acute or specialty healthcare settings, including ambulatory surgery centers or specialty hospitals,

•	changes in medical or other technology,

•	changes in U.S. GAAP,

•	the availability and terms of capital to fund any additional acquisitions or replacement facilities or other capital expenditures,

•	our ability to successfully make acquisitions or complete divestitures, including the disposition of hospitals and non-hospital businesses pursuant to our portfolio rationalization and deleveraging strategy, our ability to complete any such acquisitions or divestitures on desired terms or at all (including to realize the anticipated amount of proceeds from contemplated dispositions), the timing of the completion of any such acquisitions or divestitures, and our ability to realize the intended benefits from any such acquisitions or divestitures,

•	the impact that changes in our relationships with joint venture or syndication partners could have on effectively operating our hospitals or ancillary services or in advancing strategic opportunities,

•	our ability to successfully integrate any acquired hospitals, including those of HMA, or to recognize expected synergies from acquisitions,

•	the impact of seasonal severe weather conditions,

•	our ability to obtain adequate levels of general and professional liability insurance,

•	timeliness of reimbursement payments received under government programs,

•	effects related to outbreaks of infectious diseases,

•	the impact of the external, criminal cyber-attack suffered by us in the second quarter of 2014, including potential reputational damage, the outcome of our investigation and any potential governmental inquiries, the outcome of litigation filed against us in connection with this cyber-attack, the extent of remediation costs and additional operating or other expenses that we may continue to incur, and the impact of potential future cyber-attacks or security breaches,

•	any failure to comply with the terms of the Corporate Integrity Agreement,

•	the concentration of our revenue in a small number of states,

•	our ability to realize anticipated cost savings and other benefits from our current strategic and operational cost savings initiatives,

•	any effects related to our previously announced exploration of strategic alternatives, and

•	the other risk factors set forth in the Company’s Annual Report on Form 10-K filed with the SEC on February 21, 2017, or 2016 Form 10-K, for the year ended December 31, 2016 and our other public filings with the SEC.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate changes, primarily as a result of our Credit Facility which bears interest based on floating rates. In order to manage the volatility relating to the market risk, we entered into interest rate swap agreements described under the heading “Liquidity and Capital Resources” in Part I, Item 2. We utilize risk management procedures and controls in executing derivative financial instrument transactions. We do not execute transactions or hold derivative financial instruments for trading purposes. Derivative financial instruments related to interest rate sensitivity of debt obligations are used with the goal of mitigating a portion of the exposure when it is cost effective to do so. As of March 31, 2017, our approximately $2.6 billion notional amount of interest rate swap agreements outstanding represented approximately 45.2% of our variable rate debt.

A 1% change in interest rates on variable rate debt in excess of that amount covered by interest rate swaps would have resulted in interest expense fluctuating approximately $11 million and $14 million for the three months ended March 31, 2017 and 2016, respectively.

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

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2017 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we receive inquiries or subpoenas from state regulators, state Medicaid Fraud Control units, fiscal intermediaries, the Centers for Medicare and Medicaid Services, the Department of Justice and other government entities regarding various Medicare and Medicaid issues. In addition to the matters discussed below, we are currently responding to subpoenas and administrative demands concerning (a) certain cardiology procedures, medical records and policies at a New Mexico hospital, (b) an inquiry regarding a sleep labs at two Louisiana hospitals, (c) a subpoena regarding wound care services at one of our Florida hospitals (which appears to be related to unsealed cases against Healogics, Inc.), (d) a subpoena concerning provider based billing status for hyperbaric oxygen therapy at one of our Tennessee hospitals, (e) a subpoena concerning a physician relationship at one of our Texas hospitals and (f) a civil investigative demand concerning short-term Medicaid eligibility determinations processed by third party vendors at one of our Pennsylvania hospitals. In addition, we are subject to other claims and lawsuits arising in the ordinary course of our business including lawsuits and claims related to billing practices and the administration of charity care policies at our hospitals. Based on current knowledge, management does not believe that loss contingencies arising from pending legal, regulatory and governmental matters, including the matters described herein, will have a material adverse effect on the consolidated financial position or liquidity of the Company. However, in light of the inherent uncertainties involved in pending legal, regulatory and governmental matters, some of which are beyond our control, and the very large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to our results of operations or cash flows for any particular reporting period. Settlements of suits involving Medicare and Medicaid issues routinely require both monetary payments as well as corporate integrity agreements. Additionally, qui tam or “whistleblower” actions initiated under the civil False Claims Act may be pending but placed under seal by the court to comply with the False Claims Act’s requirements for filing such suits. In September 2014, the Criminal Division of the United States Department of Justice, or DOJ, announced that all qui tam cases will be shared with their Division to determine if a parallel criminal investigation should be opened. The Criminal Division has also frequently stated an intention to pursue corporations in criminal prosecutions. From time to time, we detect issues of non-compliance with Federal healthcare laws pertaining to claims submission and reimbursement practices and/or financial relationships with physicians. We avail ourselves of various mechanisms to address potential overpayments arising out of these issues, including repayment of claims, rebilling of claims, and participation in voluntary disclosure protocols offered by the Centers for Medicare and Medicaid Services and the Office of the Inspector General. Participating in voluntary repayments and voluntary disclosure protocols can have the potential for significant settlement obligations or even enforcement action.

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

Community Health Systems, Inc. Legal Proceedings

Shareholder Litigation

Class Action Shareholder Federal Securities Cases. Three purported class action cases have been filed in the United States District Court for the Middle District of Tennessee; namely, Norfolk County Retirement System v. Community Health Systems, Inc., et al., filed May 9, 2011; De Zheng v. Community Health Systems, Inc., et al., filed May 12, 2011; and Minneapolis Firefighters Relief Association v. Community Health Systems, Inc., et al., filed June 21, 2011. All three seek class certification on behalf of purchasers of our common stock between July 27, 2006 and April 11, 2011 and allege that misleading statements resulted in artificially inflated prices for our common stock. In December 2011, the cases were consolidated for pretrial purposes and NYC Funds and its counsel were selected as lead plaintiffs/lead plaintiffs’ counsel. In lieu of ruling on our motion to dismiss, the court permitted the plaintiffs to file a first amended consolidated class action complaint which was filed on October 5, 2015. Our motion to dismiss was filed on November 4, 2015 and oral argument took place on April 11, 2016. Our motion to dismiss was granted on June 16, 2016 and on June 27, 2016, the plaintiffs filed a notice of appeal to the Sixth Circuit Court of Appeals. The matter is fully briefed, and oral argument is scheduled for May 3, 2017. We believe this consolidated matter is without merit and will vigorously defend this case.

Shareholder Derivative Actions. Three purported shareholder derivative actions have also been filed in the United States District Court for the Middle District of Tennessee; Plumbers and Pipefitters Local Union No. 630 Pension Annuity Trust Fund v. Wayne T. Smith, et al., filed May 24, 2011; Roofers Local No. 149 Pension Fund v. Wayne T. Smith, et al., filed June 21, 2011; and Lambert Sweat v. Wayne T. Smith, et al., filed October 5, 2011. These three cases allege breach of fiduciary duty arising out of allegedly improper inpatient admission practices, mismanagement, waste and unjust enrichment. These cases have been consolidated into a single, consolidated action. The plaintiffs filed an operative amended derivative complaint in these three consolidated actions on March 15, 2012. Our motion to dismiss was argued on June 13, 2013. On September 27, 2013, the court issued an order granting in part and denying in part our motion to dismiss. This case was settled pursuant to a final order entered on January 17, 2017. As a result of the settlement, the Company recorded a gain of approximately $40 million for the amount of settlement proceeds received, net of related legal expenses. Pursuant to the terms of the settlement, we are required to adopt and maintain for a specified period certain corporate governance measures. For more information, see the order and stipulation of settlement filed as Exhibit 99.2 to the 2016 Form 10-K.

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

Commercial Litigation and Other Lawsuits

Becker v. Community Health Systems, Inc. d/b/a Community Health Systems Professional Services Corporation d/b/a Community Health Systems d/b/a Community Health Systems PSC, Inc. d/b/a Rockwood Clinic P.S. and Rockwood Clinic, P.S. (Superior Court, Spokane, Washington). This suit was filed on February 29, 2012, by a former chief financial officer at Rockwood Clinic in Spokane, Washington. Becker claims he was wrongfully terminated for allegedly refusing to certify a budget for Rockwood Clinic in 2012. On February 29, 2012, he also filed an administrative complaint with the Department of Labor, Occupational Safety and Health Administration alleging that he is a whistleblower under Sarbanes-Oxley, which was dismissed by the agency and was appealed to an administrative law judge for a hearing that occurred on January 19-26, 2016. In a decision dated November 9, 2016, the law judge awarded Becker approximately $1.9 million for front pay, back pay and emotional damages with attorney fees to be later determined. We have appealed the award to the Administrative Review Board and are awaiting its decision. At a hearing on July 27, 2012, the trial court dismissed Community Health Systems, Inc. from the state case and subsequently certified the state case for an interlocutory appeal of the denial to dismiss his employer and the management company. The appellate court accepted the interlocutory appeal, and it was argued on April 30, 2014. On August 14, 2014, the court denied our appeal. On October 20, 2014, we filed a petition to review the denial with the Washington Supreme Court. Our appeal was accepted and oral argument was heard on June 9, 2015. On September 15, 2015, the court denied our appeal and remanded to the trial court; a previous trial setting of September 12, 2016 has been vacated and not reset. We continue to vigorously defend these actions.

Eliel Ntakirutimana, M.D. and Anesthesia Healthcare Partners of Laredo, P.A., Jose Berlioz, M.D. and Jose Berlioz, M.D., P.A. d/b/a Safari Pediatrics v. Laredo Texas Hospital Company, L.P. d/b/a Laredo Medical Center, CHS/Community Health Systems, Inc., Webb Hospital Corporation, Community Health Systems Professional Services Corporation, Community Health Systems, Inc., Abraham “Abe” Martinez, Argelia “Argie” Martinez, Michael Portacci, Wayne Smith, Timothy P. Adams, and Timothy Schmidt. On December 28, 2012, two physicians and each of their professional associations, who previously contracted as independent contractors with Laredo Medical Center under contracts that could be terminated without cause upon certain written notice, filed a first amended complaint. The first amended complaint alleged claims for breaches of contracts, unjust enrichment, violation of the Texas Theft Liability Act, negligence, breach of fiduciary duty, knowing participation in breach of fiduciary duty, defamation and business disparagement, R.I.C.O., economic duress/coercion, tortious interference with contracts or prospective business relations, conspiracy, respondent superior, actual and apparent authority, ratification, vice-principal liability, and joint enterprise liability. The first amended complaint, in part, alleges facts concerning payments made by Dr. Eliel Ntakirutimana to former Laredo Medical Center CEO, Abe Martinez, who is also a defendant in the suit. On October 23, 2013, an order staying the case until further notice was entered. On April 13, 2016, the magistrate judge entered an order lifting the stay and set a scheduling conference that was held on June 8, 2016. On July 22, 2016, we filed several motions for summary judgment. Additional motions for summary judgment have been filed and are pending. Trial is set to begin June 2, 2017. We continue to vigorously defend this matter.

Cyber Attack. As previously disclosed on a Current Report on Form 8-K filed by us on August 18, 2014, our computer network was the target of an external, criminal cyber-attack that we believe occurred between April and June, 2014. We and Mandiant (a FireEye Company), the forensic expert engaged by us in connection with this matter, believe the attacker was a foreign “Advanced Persistent Threat” group who used highly sophisticated malware and technology to attack our systems. The attacker was able to bypass our security measures and successfully copy and transfer outside the Company certain non-medical patient identification data (such as patient names, addresses, birthdates, telephone numbers and social security numbers), but not including patient credit card, medical or clinical information. We worked closely with federal law enforcement authorities in connection with their investigation and possible prosecution of those determined to be responsible for this attack. Mandiant has conducted a thorough investigation of this incident and continues to advise us regarding security and monitoring efforts. We have provided appropriate notification to affected patients and regulatory agencies as required by federal and state law. We have offered identity theft protection services to individuals affected by this attack.

We have incurred certain expenses to remediate and investigate this matter. In addition, multiple purported class action lawsuits have been filed against us and certain subsidiaries. These lawsuits allege that sensitive information was unprotected and inadequately encrypted by us. The plaintiffs claim breach of contract and other theories of recovery, and are seeking damages, as well as restitution for any identity theft. On February 4, 2015, the United States Judicial Panel on Multidistrict Litigation ordered the transfer of the purported class actions pending outside of the District Court for the Northern District of Alabama to the District Court for the Northern District of Alabama for coordinated or consolidated pretrial proceedings. A consolidated complaint was filed and we filed a motion to dismiss on September 21, 2015, which was partially argued on February 10, 2016. In an oral ruling from the bench, the court greatly limited the potential class by ruling only plaintiffs with specific injury resulting from the breach had standing to sue. Further, on jurisdictional grounds, the court dismissed Community Health Systems, Inc. from all non-Tennessee based cases. Finally, the court set April 15, 2016 for further argument on whether the remaining plaintiffs have sufficiently stated a cause of action to continue their cases. On April 15, 2016 in an oral ruling from the bench, the court dismissed additional claims and following this oral ruling only eight of the forty plaintiffs remained with significant limitations imposed on their ability to assert claims for damages. These oral rulings were confirmed in a written order filed on September 12, 2016. On October 20, 2016, the plaintiffs filed a renewed motion for interlocutory appeal from the motion to dismiss ruling and on February 15, 2017 this motion was denied. Plaintiffs refiled their motion for permission to seek interlocutory appeal on March 15, 2017, and that motion is pending. At this time, we are unable to predict the outcome of this litigation or determine the potential impact, if any, that could result from this litigation, but we intend to vigorously defend these lawsuits. This matter may subject us to additional litigation, potential governmental inquiries, potential reputational damage, and additional remediation, operating and other expenses.

Mounce v. Community Health Systems, Inc. This case is a purported class action lawsuit served on July 29, 2015, claiming our affiliated Arkansas hospitals violated payor contracts by allegedly improperly asserting hospital liens against third-party tortfeasors and seeking class certifications for any similarly situated plaintiffs at any affiliated Arkansas hospital. A motion for summary judgment and a motion for class certification have been filed and both are currently pending. We believe these claims are without merit and will vigorously defend the case.

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

Zwick Partners, LP and Aparna Rao, individually and on behalf of all others similarly situated v. Quorum Health Corporation, Community Health Systems, Inc., Wayne T. Smith, W. Larry Cash, Thomas D. Miller, and Michael J. Culotta. This purported class action lawsuit previously filed in the United States District Court, Middle District of Tennessee was amended on April 17, 2017 to include Community Health Systems, Inc., Wayne T. Smith and W. Larry Cash as additional defendants. The plaintiffs seek to represent a class of Quorum Health Corporation, or QHC, shareholders and allege violation of federal securities laws in connection with the issuance of QHC financial results. We believe the claims are without merit and will vigorously defend the case.

Certain Legal Proceedings Related to HMA

Medicare/Medicaid Billing Lawsuits

Beginning during the week of December 16, 2013 eleven qui tam lawsuits filed by private individuals against HMA were unsealed in various United States district courts. The United States has elected to intervene in all or part of eight of these matters; namely U.S. ex rel. Craig Brummer v. Health Management Associates, Inc. et al. (Middle District Georgia) (“Brummer”); U.S. ex rel. Ralph D. Williams v. Health Management Associates, Inc. et al. (Middle District Georgia) (“Williams”); U.S. ex rel. Scott H. Plantz, M.D. et al. v. Health Management Associates, Inc., et al. (Northern District Illinois) (“Plantz”); U.S. ex rel. Thomas L. Mason, M.D. et al. v. Health Management Associates, Inc. et al. (Western District North Carolina) (“Mason”); U.S. ex rel. Jacqueline Meyer, et al. v. Health Management Associates, Inc., Gary Newsome et al. (“Jacqueline Meyer”) (District of South Carolina); U.S. ex rel. George Miller, et al. v. Health Management Associates, Inc. (Eastern District of Pennsylvania) (“Miller”); U.S. ex rel. Bradley Nurkin v. Health Management Associates, Inc. et al. (Middle District of Florida) (“Nurkin”); and U.S. ex rel. Paul Meyer v. Health Management Associates, Inc. et al. (Southern District Florida) (“Paul Meyer”). The United States has elected to intervene with respect to allegations in these cases that certain HMA hospitals inappropriately admitted patients and then submitted reimbursement claims for treating those individuals to federal healthcare programs in violation of the False Claims Act or that certain HMA hospitals had inappropriate financial relationships with physicians which violated the Stark law, the Anti-Kickback Statute, and the False Claims Act. Certain of these complaints also allege the same actions violated various state laws which prohibit false claims. The United States has declined to intervene in three of the eleven matters, namely U.S. ex rel. Anita France, et al. v. Health Management Associates, Inc. (Middle District Florida) (“France”) which involved allegations of wrongful billing and was settled; U.S. ex rel. Sandra Simmons v. Health Management Associates, Inc. et al. (Eastern District Oklahoma) (“Simmons”) which alleges unnecessary surgery by an employed physician and which was settled as to all allegations except alleged wrongful termination; and U.S. ex rel. David Napoliello, M.D. v. Health Management Associates, Inc. (Middle District Florida) (“Napoliello”) which alleges inappropriate admissions. On April 3, 2014, the Multi District Litigation Panel ordered the transfer and consolidation for pretrial proceedings of the eight intervened cases, plus the Napoliello matter, to the District of the District of Columbia under the name In Re: Health Management Associates, Inc. Qui Tam Litigation. On June 2, 2014, the court entered a stay of this matter until October 6, 2014, which was subsequently extended until February 27, 2015, May 27, 2015, September 25, 2015, January 25, 2016, May 25, 2016, September 26, 2016, December 27, 2016, April 27, 2017 and now until August 28, 2017. We intend to defend against the allegations in these matters, but have also been cooperating with the government in the ongoing investigation of these allegations. We have been in discussions with the Civil Division of the DOJ regarding the resolution of these matters. During the first quarter of 2015, we were informed the Criminal Division continues to investigate former executive-level employees of HMA and continues to consider whether any HMA entities should be held criminally liable for the acts of the former HMA employees. We are voluntarily cooperating with these inquiries and have not been served with any subpoenas or other legal process.

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

Class Action Lawsuit

Lopez v. Yakima Regional Medical & Cardiac Center and Toppenish Community Hospital is a class action lawsuit arising out of alleged conduct at these hospitals prior to the HMA acquisition. The suit alleges the hospitals’ charity care policies did not comply with Washington state law. The trial court has certified a class and granted partial summary judgment in favor of the plaintiffs. This matter has now been settled, and we expect the trial court to approve the settlement on June 30, 2017.

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

Item 1A. Risk Factors

There have been no material changes with regard to the risk factors previously disclosed in our most recent annual report in the 2016 Form 10-K.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

The following table contains information about our purchases of common stock during the three months ended March 31, 2017.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(b)
January 1, 2017 -
January 31, 2017	1,758	$5.59	-	9,467,812
February 1, 2017 -
February 28, 2017	980	6.58	-	9,467,812
March 1, 2017 -
March 31, 2017	522,676	9.19	-	9,467,812

Total	525,414	$9.17	-	9,467,812

(a)	Includes 525,414 shares withheld by us to satisfy the payment of tax obligations related to the vesting of restricted stock awards.
(b)	On November 9, 2015, we announced the adoption of a new open market repurchase program for up to 10,000,000 shares of our common stock, not to exceed $300 million in repurchases. The new repurchase program will expire on the earlier of November 5, 2018, when the maximum number of shares has been repurchased, or when the maximum dollar amount has been expended. No shares were repurchased under this program during the three months ended March 31, 2017.

With the exception of a special cash dividend of $0.25 per share paid by us in December 2012, historically, we have not paid any cash dividends. Subject to certain exceptions, our Credit Facility limits the ability of our subsidiaries to pay dividends and make distributions to us, and limits our ability to pay dividends and/or repurchase stock, to an amount not to exceed $200 million in the aggregate plus an additional $25 million in any particular year plus the aggregate amount of proceeds from the exercise of stock options. The indentures governing our senior and senior secured notes also restrict our subsidiaries from, among other matters, paying dividends and making distributions to us, which thereby limits our ability to pay dividends and/or repurchase stock. The non-cash dividend of approximately $713 million recorded during the year ended December 31, 2016 to reflect the distribution of the net assets of QHC was a permitted transaction under our Credit Facility. As of March 31, 2017, under the most restrictive test under these agreements (and subject to certain exceptions), we have approximately $318 million remaining available with which to pay permitted dividends and/or repurchase shares of our stock or our senior and senior secured notes.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6. Exhibits

No.		Description

4.1

Senior Secured Notes Indenture relating to CHS/Community Health Systems, Inc.’s 6.250% Senior Secured Notes due 2023, dated as of March 16, 2017, by and among CHS/Community Health Systems, Inc. and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed March 16, 2017 (No. 001-15925))

4.2		Form of 6.250% Senior Secured Note due 2023 (included in Exhibit 4.1)

4.3

Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.250% Senior Secured Notes due 2023, dated March 16, 2017, by and among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the Guarantors party thereto, Regions Bank, as Trustee, and Credit Suisse AG, as collateral agent (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed March 16, 2017 (No. 001-15925))

10.1	*†	Amendment No. 1, dated February 22, 2017, to Community Health Systems, Inc. 2004 Employee Performance Incentive Plan, as amended and restated as of February 26, 2014

10.2	*†	Form of Performance Based Restricted Stock Award Agreement (Senior Officers) for Community Health Systems, Inc. 2009 Stock Option and Award Plan (for awards granted beginning March 1, 2017)

12	*	Computation of Ratio of Earnings to Fixed Charges

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase

101.LAB	*	XBRL Taxonomy Extension Label Linkbase

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith
†	Indicates a management contract or compensatory plan or arrangement

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
Kevin J. Hammons
Senior Vice President and Chief
Accounting Officer
(principal accounting officer)

Date: May 2, 2017

Index to Exhibits

No.		Description

4.1

Senior Secured Notes Indenture relating to CHS/Community Health Systems, Inc.’s 6.250% Senior Secured Notes due 2023, dated as of March 16, 2017, by and among CHS/Community Health Systems, Inc. and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed March 16, 2017 (No. 001-15925))

4.2		Form of 6.250% Senior Secured Note due 2023 (included in Exhibit 4.1)

4.3

Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.250% Senior Secured Notes due 2023, dated March 16, 2017, by and among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the Guarantors party thereto, Regions Bank, as Trustee, and Credit Suisse AG, as collateral agent (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed March 16, 2017 (No. 001-15925))

10.1	*†	Amendment No. 1, dated February 22, 2017, to Community Health Systems, Inc. 2004 Employee Performance Incentive Plan, as amended and restated as of February 26, 2014

10.2	*†	Form of Performance Based Restricted Stock Award Agreement (Senior Officers) for Community Health Systems, Inc. 2009 Stock Option and Award Plan (for awards granted beginning March 1, 2017)

12	*	Computation of Ratio of Earnings to Fixed Charges

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase

101.LAB	*	XBRL Taxonomy Extension Label Linkbase

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
**	Furnished herewith
†	Indicates a management contract or compensatory plan or arrangement