Form 10-Q
period 2017-06-30
COMMUNITY HEALTH SYSTEMS INC
filed 2017-08-02
CIK 1108109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of July 25, 2017, there were outstanding 114,758,677 shares of the Registrant’s Common Stock, $0.01 par value.

Community Health Systems, Inc.

Form 10-Q

For the Three and Six Months Ended June 30, 2017

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF LOSS

(In millions, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Operating revenues (net of contractual allowances and discounts)	$4,823	$5,290	$9,991	$11,044
Provision for bad debts	679	700	1,362	1,455

Net operating revenues	4,144	4,590	8,629	9,589

Operating costs and expenses:
Salaries and benefits	1,920	2,154	3,981	4,470
Supplies	697	759	1,446	1,559
Other operating expenses	1,017	1,056	2,074	2,229
Government and other legal settlements and related costs	7	-	(34)	1
Electronic health records incentive reimbursement	(17)	(31)	(23)	(49)
Rent	104	112	214	231
Depreciation and amortization	223	276	458	574
Impairment and (gain) loss on sale of businesses, net	80	1,639	330	1,656

Total operating costs and expenses	4,031	5,965	8,446	10,671

Income (loss) from operations	113	(1,375)	183	(1,082)
Interest expense, net	239	246	468	496
Loss from early extinguishment of debt	10	30	31	30
Gain on sale of investments in unconsolidated affiliates	-	(94)	-	(94)
Equity in earnings of unconsolidated affiliates	(5)	(14)	(9)	(34)

Loss from continuing operations before income taxes	(131)	(1,543)	(307)	(1,480)
Benefit from income taxes	(15)	(138)	(15)	(112)

Loss from continuing operations	(116)	(1,405)	(292)	(1,368)

Discontinued operations, net of taxes:
Loss from operations of entities sold or held for sale	(1)	(1)	(2)	(2)
Impairment of hospitals sold or held for sale	(5)	-	(5)	(1)

Loss from discontinued operations, net of taxes	(6)	(1)	(7)	(3)

Net loss	(122)	(1,406)	(299)	(1,371)
Less: Net income attributable to noncontrolling interests	15	26	36	50

Net loss attributable to Community Health Systems, Inc. stockholders	$(137)	$(1,432)	$(335)	$(1,421)

Basic loss per share attributable to Community Health Systems, Inc. common stockholders (1):
Continuing operations	$(1.17)	$(12.90)	$(2.94)	$(12.82)
Discontinued operations	(0.06)	(0.01)	(0.06)	(0.03)

Net loss	$(1.22)	$(12.91)	$(3.01)	$(12.85)

Diluted loss per share attributable to Community Health Systems, Inc. common stockholders (1):
Continuing operations	$(1.17)	$(12.90)	$(2.94)	$(12.82)
Discontinued operations	(0.06)	(0.01)	(0.06)	(0.03)

Net loss	$(1.22)	$(12.91)	$(3.01)	$(12.85)

Weighted-average number of shares outstanding:
Basic	111,909,858	110,879,285	111,582,911	110,563,576

Diluted	111,909,858	110,879,285	111,582,911	110,563,576

(1) Total per share amounts may not add due to rounding.

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In millions)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Net loss	$(122)	$(1,406)	$(299)	$(1,371)
Other comprehensive income (loss), net of income taxes:
Net change in fair value of interest rate swaps, net of tax	(2)	(2)	3	(21)
Net change in fair value of available-for-sale securities, net of tax	2	(3)	5	(1)
Amortization and recognition of unrecognized pension cost components, net of tax	1	2	1	3

Other comprehensive income (loss)	1	(3)	9	(19)

Comprehensive loss	(121)	(1,409)	(290)	(1,390)
Less: Comprehensive income attributable to noncontrolling interests	15	26	36	50

Comprehensive loss attributable to Community Health Systems, Inc. stockholders	$(136)	$(1,435)	$(326)	$(1,440)

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$768	$238
Patient accounts receivable, net of allowance for doubtful accounts of $3,620 and $3,773 at June 30, 2017 and December 31, 2016, respectively	2,939	3,176
Supplies	438	480
Prepaid income taxes	22	17
Prepaid expenses and taxes	210	187
Other current assets	678	568

Total current assets	5,055	4,666

Property and equipment	11,397	12,422
Less accumulated depreciation and amortization	(4,085)	(4,273)

Property and equipment, net	7,312	8,149

Goodwill	6,165	6,521

Other assets, net	2,341	2,608

Total assets	$20,873	$21,944

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$46	$455
Accounts payable	917	995
Accrued interest	236	207
Accrued liabilities	1,179	1,230

Total current liabilities	2,378	2,887

Long-term debt	14,702	14,789

Deferred income taxes	396	411

Other long-term liabilities	1,456	1,575

Total liabilities	18,932	19,662

Redeemable noncontrolling interests in equity of consolidated subsidiaries	548	554

EQUITY
Community Health Systems, Inc. stockholders’ equity:
Preferred stock, $.01 par value per share, 100,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value per share, 300,000,000 shares authorized; 114,758,677 shares issued and outstanding at June 30, 2017, and 113,876,580 shares issued and outstanding at December 31, 2016	1	1
Additional paid-in capital	1,984	1,975
Accumulated other comprehensive loss	(53)	(62)
Accumulated deficit	(634)	(299)

Total Community Health Systems, Inc. stockholders’ equity	1,298	1,615
Noncontrolling interests in equity of consolidated subsidiaries	95	113

Total equity	1,393	1,728

Total liabilities and equity	$20,873	$21,944

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(299)	$(1,371)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	458	574
Government and other legal settlements and related costs	6	1
Stock-based compensation expense	15	26
Impairment of hospitals sold or held for sale	5	1
Impairment and (gain) loss on sale of businesses, net	330	1,656
Loss from early extinguishment of debt	31	30
Gain on sale of investments in unconsolidated affiliates	-	(94)
Other non-cash expenses, net	18	22
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Patient accounts receivable	186	(40)
Supplies, prepaid expenses and other current assets	(55)	31
Accounts payable, accrued liabilities and income taxes	(126)	(212)
Other	(66)	8

Net cash provided by operating activities	503	632

Cash flows from investing activities:
Acquisitions of facilities and other related equipment	(4)	(114)
Purchases of property and equipment	(274)	(407)
Proceeds from disposition of hospitals and other ancillary operations	921	12
Proceeds from sale of property and equipment	3	7
Purchases of available-for-sale securities	(37)	(63)
Proceeds from sales of available-for-sale securities	47	233
Proceeds from sale of investments in unconsolidated affiliates	-	403
Distribution from Quorum Health Corporation	-	1,219
Increase in other investments	(60)	(113)

Net cash provided by investing activities	596	1,177

Cash flows from financing activities:
Repurchase of restricted stock shares for payroll tax withholding requirements	(5)	(5)
Deferred financing costs and other debt-related costs	(62)	(22)
Proceeds from noncontrolling investors in joint ventures	5	-
Redemption of noncontrolling investments in joint ventures	(4)	(16)
Distributions to noncontrolling investors in joint ventures	(53)	(47)
Borrowings under credit agreements	840	2,806
Issuance of long-term debt	3,100	-
Proceeds from receivables facility	26	31
Repayments of long-term indebtedness	(4,416)	(4,279)

Net cash used in financing activities	(569)	(1,532)

Net change in cash and cash equivalents	530	277
Cash and cash equivalents at beginning of period	238	184

Cash and cash equivalents at end of period	$768	$461

Supplemental disclosure of cash flow information:
Interest payments	$(409)	$(489)

Income tax payments, net of refunds	$(6)	$(4)

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The unaudited condensed consolidated financial statements of Community Health Systems, Inc. (the “Parent” or “Parent Company”) and its subsidiaries (the “Company”) as of June 30, 2017 and December 31, 2016 and for the three-month and six-month periods ended June 30, 2017 and 2016, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. All intercompany transactions and balances have been eliminated. The results of operations for the three and six months ended June 30, 2017, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2017. Certain information and disclosures normally included in the notes to condensed consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission (the “SEC”). The Company believes the disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2016, contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 21, 2017 (“2016 Form 10-K”).

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Operating revenues, net of contractual allowances and discounts (but before the provision for bad debts), recognized during the three and six months ended June 30, 2017 and 2016, were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Medicare	$1,086	$1,265	$2,308	$2,696
Medicaid	529	553	1,059	1,145
Managed Care and other third-party payors	2,619	2,816	5,403	5,839
Self-pay	589	656	1,221	1,364

Total	$4,823	$5,290	$9,991	$11,044

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

The Company recognized approximately $17 million and $31 million for the three months ended June 30, 2017 and 2016, respectively, and $23 million and $49 million for the six months ended June 30, 2017 and 2016, respectively, of incentive reimbursement for HITECH incentives from Medicare and Medicaid related to certain of the Company’s hospitals and for certain of the Company’s employed physicians that have demonstrated meaningful use of certified EHR technology or have completed attestations to their adoption or implementation of certified EHR technology. These incentive reimbursements are presented as a reduction of operating costs and expenses on the condensed consolidated statements of loss. The Company received cash related to the incentive reimbursement for HITECH incentives of approximately $25 million and $18 million for the three months ended June 30, 2017 and 2016, respectively, and approximately $36 million and $102 million for the six months ended June 30, 2017 and 2016, respectively. The Company recorded $2 million and $4 million as deferred revenue in connection with the receipt of these payments at June 30, 2017 and 2016, respectively, as all criteria for gain recognition had not been met.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Accounting for the Impairment or Disposal of Long-Lived Assets.  During the six months ended June 30, 2017, the Company recorded a total combined impairment charge and loss on disposal of approximately $330 million to reduce the carrying value of certain hospitals that have been deemed held for sale based on the difference between the carrying value of the hospital disposal groups compared to estimated fair value less costs to sell. Included in the carrying value of the hospital disposal groups is a net allocation of approximately $357 million of goodwill allocated from the hospital operations reporting unit goodwill based on a calculation of the disposal groups’ relative fair value compared to the total reporting unit.

New Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, which outlines a single comprehensive model for recognizing revenue and supersedes most existing revenue recognition guidance, including guidance specific to the healthcare industry. This ASU provides companies the option of applying a full or modified retrospective approach upon adoption. This ASU is effective for fiscal years beginning after December 15, 2017, with early adoption permitted for annual periods beginning after December 15, 2016. The Company expects to adopt this ASU on January 1, 2018 and is currently implementing its plan for adoption and evaluating the impact on its revenue recognition policies, procedures and control framework and the resulting impact on its consolidated financial position, results of operations and cash flows. The Company has established an implementation group for this ASU with an implementation plan to transition to the new standard and determine its impact during 2017. A significant element of executing this plan is the process of reviewing sources of revenue and evaluating the patient account population to determine the appropriate distribution of patient accounts into portfolios with similar collection experience that, when evaluated for collectability, will result in a materially consistent revenue amount for such portfolios as if each patient account was evaluated on a contract-by-contract basis. The Company is currently evaluating the appropriate portfolios to apply in its collectability analysis and is considering the impact of applying the new standard when its patient accounts are evaluated in those portfolios. The Company expects this process will be completed later in 2017. The Company is also in the process of assessing the impact of the new standard on various reimbursement programs that represent variable consideration, including settlements with third party payors, disproportionate share payments, supplemental state Medicaid programs, bundled payment of care programs and other reimbursement programs in which our hospitals participate. Due to the many different forms of calculation and reimbursement that these programs take that vary from state to state, the application of the new accounting standard could have an impact on the revenue recognized for variable consideration. Moreover, industry guidance is continuing to develop around this issue, and any conclusions in the final industry guidance that is inconsistent with the Company’s application could result in changes to the Company’s expectations regarding the impact that this new accounting standard could have on the Company’s financial statements. For example, in July 2017, a draft of industry guidance was issued on the application of this ASU on settlements with third party payors. The Company is evaluating whether such industry guidance will have an impact on its current accounting policies and procedures related to third party settlements. Final drafts of industry guidance on this and other reimbursement programs unique to the healthcare industry are expected later in 2017. The Company is monitoring the development of such guidance.

Additionally, the adoption of the new accounting standard will impact the presentation on the Company’s statement of operations for a significant component of its provision for bad debts. After adoption of the new standard, the majority of what is currently classified as the provision for bad debts will be reflected as an implicit price concession as defined in the standard and therefore an adjustment to net patient revenue. The Company will continue to evaluate certain changes in collectability on its self-pay patient accounts receivable resulting from certain credit and collection issues not assessed at the date of service, including bankruptcy, and recognize such amounts in the provision for bad debts included in operating expenses on the statement of operations. The Company has decided to apply the full retrospective approach upon adoption. The Company cannot reasonably estimate at this time the quantitative impact that the adoption of this accounting standard will have on the financial statements of the Company.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

In February 2016, the FASB issued ASU 2016-02, which amends the accounting for leases, requiring lessees to recognize most leases on their balance sheet with a right-of-use asset and a lease liability. Leases will be classified as either finance or operating leases, which will impact the expense recognition of such leases over the lease term. The ASU also modifies the lease classification criteria for lessors and eliminates some of the real estate leasing guidance previously applied for certain leasing transactions. This ASU is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company expects to adopt this ASU on January 1, 2019. Because of the number of leases the Company utilizes to support its operations, the adoption of this ASU is expected to have a significant impact on the Company’s consolidated financial position and results of operations. Management is currently evaluating the extent of this anticipated impact on the Company’s consolidated financial position and results of operations, and the quantitative and qualitative factors that will impact the Company as part of the adoption of this ASU, as well as any changes to its leasing strategy that may occur because of the changes to the accounting and recognition of leases. Most recently, the Company has organized an implementation group of cross-functional departmental management to ensure the completeness of its lease information, analyze the appropriate classification of current leases under the new standard, and develop new processes to execute, approve and classify leases on an ongoing basis. The Company has also engaged outside experts to assist in the development of this plan, as well as the identification and selection of software tools and processes to maintain lease information critical to applying the new standard.

In March 2016, the FASB issued ASU 2016-09, which was issued to simplify some of the accounting guidance for share-based compensation. Among the areas impacted by the amendments in this ASU is the accounting for income taxes related to share-based payments, accounting for forfeitures, classification of awards as equity or liabilities, and classification on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016. The Company adopted this ASU on January 1, 2017. Because of the recent decline in the Company’s stock price below the Company’s stock price at the stock award grant date for outstanding share-based awards, the principal impact from adopting this ASU has been a $16 million increase in the Company’s current provision for income taxes due to the deficiency created by a difference between the actual tax deduction that will be recognized from the vesting of outstanding share-based awards during the six months ended June 30, 2017, compared to the higher stock compensation expense previously recorded over the vesting period as determined based on the fair value of the restricted stock at the grant date.

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

The 2009 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the IRC and for the grant of stock options which do not so qualify, stock appreciation rights, restricted stock, restricted stock units, performance-based shares or units and other share awards. Persons eligible to receive grants under the 2009 Plan include the Company’s directors, officers, employees and consultants. To date, all options granted under the 2009 Plan have been “nonqualified” stock options for tax purposes. Generally, vesting of these granted options occurs in one-third increments on each of the first three anniversaries of the award date. Options granted in 2011 or later have a 10-year contractual term. As of June 30, 2017, 3,868,024 shares of unissued common stock were reserved for future grants under the 2009 Plan.

The exercise price of all options granted under the 2000 Plan and the 2009 Plan has been equal to the fair value of the Company’s common stock on the option grant date.

The following table reflects the impact of total compensation expense related to stock-based equity plans on the reported operating results for the respective periods (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Effect on loss from continuing operations before income taxes	$(6)	$(12)	$(15)	$(26)

Effect on net loss	$(4)	$(7)	$(9)	$(15)

At June 30, 2017, $31 million of unrecognized stock-based compensation expense related to outstanding unvested restricted stock and restricted stock units (the terms of which are summarized below) was expected to be recognized over a weighted-average period of 22 months. There is no expense to be recognized related to stock options. There were no modifications to awards during the three or six months ended June 30, 2017 and 2016.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Options outstanding and exercisable under the 2000 Plan and the 2009 Plan as of June 30, 2017, and changes during each of the three-month periods following December 31, 2016, were as follows (in millions, except share and per share data):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value as of June 30, 2017
Outstanding at December 31, 2016	1,185,320	$28.12
Granted	-	-
Exercised	-	-
Forfeited and cancelled	(16,815)	28.82

Outstanding at March 31, 2017	1,168,505	31.71
Granted	-	-
Exercised	-	-
Forfeited and cancelled	(16,168)	36.59

Outstanding at June 30, 2017	1,152,337	$31.65	2.5 years	$-

Exercisable at June 30, 2017	1,152,337	$31.65	2.5 years	$-

No stock options were granted during the three or six months ended June 30, 2017 and 2016. The aggregate intrinsic value (calculated as the number of in-the-money stock options multiplied by the difference between the Company’s closing stock price on the last trading day of the reporting period ($9.96) and the exercise price of the respective stock options) in the table above represents the amount that would have been received by the option holders had all option holders exercised their options on June 30, 2017. This amount changes based on the market value of the Company’s common stock. There were no options exercised during the three or six months ended June 30, 2017 and 2016. The aggregate intrinsic value of options vested and expected to vest approximates that of the outstanding options.

The Company has also awarded restricted stock under the 2000 Plan and the 2009 Plan to employees of certain subsidiaries. The restrictions on these shares generally lapse in one-third increments on each of the first three anniversaries of the award date. Certain of the restricted stock awards granted to the Company’s senior executives contain a performance objective that must be met in addition to any time-based vesting requirements. If the performance objective is not attained, the awards will be forfeited in their entirety. For such performance-based awards granted prior to 2017, once the performance objective has been attained, restrictions will lapse in one-third increments on each of the first three anniversaries of the award date. For performance-based awards granted beginning in March 2017, the performance objective is measured cumulatively over a three-year period. With respect to these performance-based awards granted beginning in March 2017, if the performance criteria are met at the end of three years, then the restricted stock award will vest in full. Additionally, for these awards, based on the level of achievement for the performance criteria, the number of shares to be issued in connection with the vesting of the award can be adjusted to decrease or increase the number of shares specified in the original award. Notwithstanding the above-mentioned performance objectives and vesting requirements, the restrictions with respect to restricted stock granted under the 2000 Plan and the 2009 Plan will lapse earlier in the event of death, disability or termination of employment by the Company for any reason other than for cause of the holder of the restricted stock, or change in control of the Company. Restricted stock awards subject to performance standards that have not yet been satisfied are not considered outstanding for purposes of determining earnings per share until the performance objectives have been satisfied.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Restricted stock outstanding under the 2000 Plan and the 2009 Plan as of June 30, 2017, and changes during each of the three-month periods following December 31, 2016, were as follows:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2016	2,969,285	$29.39
Granted	1,323,000	9.15
Vested	(1,470,171)	35.31
Forfeited	(32,837)	28.35

Unvested at March 31, 2017	2,789,277	16.69
Granted	133,000	9.15
Vested	(15,002)	35.58
Forfeited	(84,336)	16.24

Unvested at June 30, 2017	2,822,939	16.25

Restricted stock units (“RSUs”) have been granted to the Company’s outside directors under the 2000 Plan and the 2009 Plan. On March 1, 2016, each of the Company’s outside directors received a grant under the 2009 Plan of 11,017 RSUs. On March 1, 2017, each of the Company’s outside directors received a grant under the 2009 Plan of 18,498 RSUs. The 2016 and 2017 grants had a grant date fair value of approximately $170,000. Vesting of these RSUs occurs in one-third increments on each of the first three anniversaries of the award date or upon the director’s earlier cessation of service on the board, other than for cause.

RSUs outstanding under the 2000 Plan and the 2009 Plan as of June 30, 2017, and changes during each of the three-month periods following December 31, 2016, were as follows:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2016	120,386	$22.06
Granted	110,988	9.19
Vested	(48,876)	29.95
Forfeited	-	-

Unvested at March 31, 2017	182,498	13.19
Granted	-	-
Vested	(10,420)	19.97
Forfeited	-	-

Unvested at June 30, 2017	172,078	12.78

3.  COST OF REVENUE

Substantially all of the Company’s operating costs and expenses are “cost of revenue” items. Operating costs that could be classified as general and administrative by the Company would include the Company’s corporate office costs at its Franklin, Tennessee office, which were $40 million and $44 million for the three months ended June 30, 2017 and 2016, respectively, and $92 million and $104 million for the six months ended June 30, 2017 and 2016, respectively. Included in these corporate office costs is stock-based compensation of $6 million and $12 million for the three months ended June 30, 2017 and 2016, respectively, and $15 million and $26 million for the six months ended June 30, 2017 and 2016, respectively.

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

Acquisition and integration expenses related to prospective and closed acquisitions included in other operating expenses on the condensed consolidated statements of loss were less than $1 million and approximately $1 million during the three months ended June 30, 2017 and 2016, respectively, and approximately $1 million and $3 million during the six months ended June 30, 2017 and 2016, respectively.

On April 1, 2016, one or more subsidiaries of the Company completed the acquisition of an 80% interest in Physicians’ Specialty Hospital (20 licensed beds), a Medicare-certified specialty surgical hospital in Fayetteville, Arkansas. The total cash consideration paid for the 80% ownership interest in this joint venture was approximately $12 million, with additional consideration of $2 million assumed in liabilities, for a total consideration of $14 million. The value of the noncontrolling interest at acquisition was $2 million. Based upon the Company’s final purchase price allocation relating to this acquisition as of June 30, 2017, approximately $12 million of goodwill has been recorded.

On March 1, 2016, one or more subsidiaries of the Company completed the acquisition of an 80% ownership interest in a joint venture entity with Indiana University Health that includes substantially all of the assets of IU Health La Porte Hospital (“La Porte”) in La Porte, Indiana (227 licensed beds) and IU Health Starke Hospital (“Starke”) in Knox, Indiana (50 licensed beds), and affiliated outpatient centers and physician practices. The total cash consideration paid for the 80% ownership interest in this joint venture was approximately $96 million with additional consideration of $8 million assumed in liabilities, for a total consideration of $104 million. The value of the noncontrolling interest at acquisition was $25 million. Based upon the Company’s final purchase price allocation relating to this acquisition as of June 30, 2017, approximately $45 million of goodwill has been recorded.

Other Acquisitions

During the six months ended June 30, 2017, one or more subsidiaries of the Company paid approximately $4 million to acquire the operating assets and related businesses of certain physician practices, clinics and other ancillary businesses that operate within the communities served by the Company’s affiliated hospitals. In connection with these acquisitions, during the six months ended June 30, 2017, the Company allocated approximately $1 million of the consideration paid to property and equipment and net working capital and the remainder, approximately $3 million consisting of intangible assets that do not qualify for separate recognition, to goodwill.

Divestitures

In April 2014, FASB issued ASU 2014-08, which changed the requirements for reporting discontinued operations. Under this accounting standard, a discontinued operation is a disposal that represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. Additional disclosures are required for significant components of the entity that are disposed of or are held for sale but do not qualify as discontinued operations. This ASU was adopted on January 1, 2015 and is required to be applied on a prospective basis for disposals or components initially classified as held for sale after adoption. As a result, the following divestitures occurring subsequent to the date of adoption are included in continuing operations for the six months ended June 30, 2017 and 2016. Additionally, the impact of the hospitals and other assets spun off to QHC are discussed in Note 6 below.

On June 30, 2017, one or more subsidiaries of the Company sold Lake Area Medical Center (88 licensed beds) in Lake Charles, Louisiana to subsidiaries of CHRISTUS Health for approximately $32 million in cash, which was received at closing on June 30, 2017.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

On May 1, 2017, one or more subsidiaries of the Company sold Stringfellow Memorial Hospital (125 licensed beds) in Anniston, Alabama, and its associated assets to The Health Care Authority of the City of Anniston for approximately $14 million in cash.

On May 1, 2017, one or more subsidiaries of the Company sold Merit Health Gilmore Memorial (95 licensed beds) in Amory, Mississippi and Merit Health Batesville (112 licensed beds) in Batesville, Mississippi, and the associated assets to Curae Health, Inc. for approximately $32 million in a combination of cash and a note receivable from the buyer.

On May 1, 2017, one or more subsidiaries of the Company sold Easton Hospital (196 licensed beds) in Easton, Pennsylvania; Sharon Regional Health System (258 licensed beds) in Sharon, Pennsylvania; Northside Medical Center (355 licensed beds) in Youngstown, Ohio; Trumbull Memorial Hospital (311 licensed beds) in Warren, Ohio; Hillside Rehabilitation Hospital (69 licensed beds) in Warren, Ohio; Wuesthoff Health System – Rockledge (298 licensed beds) in Rockledge, Florida; Wuesthoff Health System – Melbourne (119 licensed beds) in Melbourne, Florida; and Sebastian River Medical Center (154 licensed beds) in Sebastian, Florida, and the associated assets to Steward Health, Inc. for approximately $304 million in cash.

On December 31, 2016, one or more subsidiaries of the Company sold an 80% majority ownership interest in the home care division to a subsidiary of Almost Family, Inc. for $128 million. In connection with the divestiture of a controlling interest in the home care division, the Company recorded a gain of approximately $91 million during the year ended December 31, 2016.

Effective September 3, 2016, one or more subsidiaries of the Company finalized an agreement to terminate the lease and cease operations of Alliance Health Blackwell (53 licensed beds) in Blackwell, Oklahoma, agreeing to terminate the lease with the landlord, The Blackwell Hospital Trust Authority. Loss from continuing operations for the year ended December 31, 2016 includes an impairment charge of approximately $3 million related to the write-off of certain intangible assets abandoned as part of exiting the lease to operate this hospital.

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

On May 1, 2017, one or more subsidiaries of the Company sold AllianceHealth Pryor (52 licensed beds) in Pryor, Oklahoma, and its associated assets to Ardent Health Services Inc. for approximately $1 million in cash. This hospital has been reported in the condensed consolidated statement of operations in discontinued operations.

During the year ended December 31, 2014, the Company made the decision to sell and began actively marketing several smaller hospitals. In addition, Health Management Associates, Inc. (“HMA”) entered into a definitive agreement to sell Williamson Memorial Hospital (76 licensed beds) located in Williamson, West Virginia prior to the HMA merger, and the Company has continued the effort to divest this facility. In connection with management’s decision to sell these hospitals, the Company has classified the results of operations of such hospitals as discontinued operations in the accompanying condensed consolidated statements of loss, and classified these hospitals as held for sale in the accompanying condensed consolidated balance sheets.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Net operating revenues and loss from discontinued operations for the respective periods are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net operating revenues	$21	$26	$45	$52

Loss from operations of entities sold or held for sale before income taxes	$(2)	$(2)	$(3)	$(3)
Impairment of hospitals sold or held for sale	(7)	-	(7)	(2)
Loss on sale, net	(1)	-	(1)	-

Loss from discontinued operations, before taxes	(10)	(2)	(11)	(5)
Income tax benefit	(4)	(1)	(4)	(2)

Loss from discontinued operations, net of taxes	$(6)	$(1)	$(7)	$(3)

As part of its ongoing evaluation of the fair value of the hospitals it is marketing for sale, the Company recorded an impairment charge on the carrying value of the long-lived assets at these hospitals in discontinued operations of $5 million and $1 million, net of tax, for the six months ended June 30, 2017 and 2016, respectively. Interest expense was allocated to discontinued operations based on sale proceeds available for debt repayment.

The following table discloses amounts included in the condensed consolidated balance sheet classified as held for sale as of June 30, 2017 and December 31, 2016 (in millions):

	June 30, 2017	December 31, 2016
Other current assets	$182	$117
Other assets, net	1,316	878
Accrued liabilities	116	81

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The results of operations for QHC through the date of the spin-off are presented in continuing operations in the condensed consolidated statements of loss as the Company has determined that the spin-off of QHC does not meet the criteria as discontinued operations under ASU 2014-08.

Financial and statistical data reported in this Quarterly Report on Form 10-Q (“Form 10-Q”) include QHC operating results for the three and six months ended June 30, 2016 (other than same-store operating results and data, which exclude QHC operating results). Summary financial results of QHC for the three and six months ended June 30, 2016 included in the accompanying condensed consolidated statements of loss are as follows:

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Loss from operations before income taxes	$(7)	$(12)
Less: Income attributable to noncontrolling interests	-	(1)

Loss from operations before income taxes attributable to Community Health Systems, Inc. stockholders	$(7)	$(13)

7.  INCOME TAXES

The total amount of unrecognized benefit that would affect the effective tax rate, if recognized, was approximately $9 million as of June 30, 2017. A total of approximately $3 million of interest and penalties is included in the amount of the liability for uncertain tax positions at June 30, 2017. It is the Company’s policy to recognize interest and penalties related to unrecognized benefits in its condensed consolidated statements of loss as income tax expense.

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

The Company’s effective tax rates were 11.5% and 8.9% for the three months ended June 30, 2017 and 2016, respectively, and 4.9% and 7.6% for the six months ended June 30, 2017 and 2016, respectively. Including the net income attributable to noncontrolling interests, which is not tax effected in the condensed consolidated statements of loss, the effective tax rate would have been 10.3% and 8.8% for the three months ended June 30, 2017 and 2016, respectively, and 4.4% and 7.3% for the six months ended June 30, 2017 and 2016, respectively. This decrease in the Company’s effective tax rate for the six months ended June 30, 2017, when compared to the six months ended June 30, 2016, was primarily due to the non-deductible nature of certain goodwill written off in the $330 million impairment and (gain) loss on sale of businesses for the six months ended June 30, 2017, and partially offset by approximately $16 million of tax expense recognized on the tax deficiency created by a difference between the actual tax deduction that will be recognized from the vesting of restricted stock during the six months ended June 30, 2017, compared to the higher stock compensation expense previously recorded over the vesting period as determined based on the fair value of the restricted stock at the grant date. This additional tax expense was a result of the adoption of ASU 2016-09, which changed the previously required accounting for such tax deficiencies through additional paid-in capital to recording such amounts as part of the tax provision in the period such restricted stock vests.

Cash paid for income taxes, net of refunds received, resulted in net cash paid of $5 million and $4 million during the three months ended June 30, 2017 and 2016, respectively, and net cash paid of $6 million and $4 million during the six months ended June 30, 2017 and 2016, respectively.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

8.  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2017 are as follows (in millions):

Balance as of December 31, 2016	$6,521
Goodwill acquired as part of acquisitions during current year	3
Consideration and purchase price allocation adjustments for prior year’s acquisitions and other adjustments	(2)
Goodwill allocated to hospitals held for sale	(357)

Balance as of June 30, 2017	$6,165

Goodwill is allocated to each identified reporting unit, which is defined as an operating segment or one level below the operating segment (referred to as a component of the entity). Management has determined that the Company’s hospital operations segment meets the criteria to be classified as a single reporting unit. At June 30, 2017, the Company had approximately $6.2 billion of goodwill recorded, all of which resides at its hospital operations reporting unit.

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

The determination of fair value of the Company’s hospital operations reporting unit as part of its goodwill impairment measurement represents a Level 3 fair value measurement in the fair value hierarchy due to its use of internal projections and unobservable measurement inputs.

These impairment charges do not have an impact on the calculation of the Company’s financial covenants under the Company’s Credit Facility.

Intangible Assets

No intangible assets other than goodwill were acquired during the six months ended June 30, 2017. The gross carrying amount of the Company’s other intangible assets subject to amortization was $18 million at June 30, 2017 and $41 million at December 31, 2016, respectively, and the net carrying amount was $12 million at June 30, 2017 and $14 million at December 31, 2016, respectively. The carrying amount of the Company’s other intangible assets not subject to amortization was $79 million at June 30, 2017 and $86 million at December 31, 2016, respectively. Other intangible assets are included in other assets, net on the Company’s condensed consolidated balance sheets. Substantially all of the Company’s intangible assets are contract-based intangible assets related to operating licenses, management contracts, tradenames or non-compete agreements entered into in connection with prior acquisitions.

The weighted-average remaining amortization period for the intangible assets subject to amortization is approximately six years. There are no expected residual values related to these intangible assets. Amortization expense on these intangible assets was $1 million and $3 million during the three months ended June 30, 2017 and 2016, respectively, and $3 million and $7 million during the six months ended June 30, 2017 and 2016, respectively. Amortization expense on intangible assets is estimated to be $2 million for the remainder of 2017, $3 million in 2018, $1 million in 2019, $1 million in 2020, $1 million in 2021, $1 million in 2022 and $3 million thereafter.

The gross carrying amount of capitalized software for internal use was approximately $1.3 billion at both June 30, 2017 and December 31, 2016, and the net carrying amount was approximately $514 million at June 30, 2017 and $574 million at December 31, 2016. The estimated amortization period for capitalized internal-use software is generally three years, except for capitalized costs related to significant system conversions, which is generally eight to ten years. There is no expected residual value for capitalized internal-use software. At June 30, 2017, there was approximately $42 million of capitalized costs for internal-use software that is currently in the development stage and will begin amortization once the software project is complete and ready for its intended use. Amortization expense on capitalized internal-use software was $47 million and $50 million during the three months ended June 30, 2017 and 2016, respectively, and $95 million and $105 million during the six months ended June 30, 2017 and 2016, respectively. Amortization expense on capitalized internal-use software is estimated to be $89 million for the remainder of 2017, $143 million in 2018, $89 million in 2019, $65 million in 2020, $52 million in 2021, $38 million in 2022 and $38 million thereafter.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

9.  EARNINGS PER SHARE

The following table sets forth the components of the numerator and denominator for the computation of basic and diluted earnings per share for loss from continuing operations, discontinued operations and net loss attributable to Community Health Systems, Inc. common stockholders (in millions, except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Loss from continuing operations, net of taxes	$(116)	$(1,405)	$(292)	$(1,368)
Less: Income from continuing operations attributable to noncontrolling interests, net of taxes	15	26	36	50

Loss from continuing operations attributable to Community Health Systems, Inc. common stockholders — basic and diluted	$(131)	$(1,431)	$(328)	$(1,418)

Loss from discontinued operations, net of taxes	$(6)	$(1)	$(7)	$(3)
Less: Loss from discontinued operations attributable to noncontrolling interests, net of taxes	-	-	-	-

Loss from discontinued operations attributable to Community Health Systems, Inc. common stockholders — basic and diluted	$(6)	$(1)	$(7)	$(3)

Denominator:
Weighted-average number of shares outstanding — basic	111,909,858	110,879,285	111,582,911	110,563,576
Effect of dilutive securities:
Restricted stock awards	-	-	-	-
Employee stock options	-	-	-	-
Other equity-based awards	-	-	-	-

Weighted-average number of shares outstanding — diluted	111,909,858	110,879,285	111,582,911	110,563,576

The Company generated a loss from continuing operations attributable to Community Health Systems, Inc. common stockholders for the three and six months ended June 30, 2017 and 2016, so the effect of dilutive securities is not considered because their effect would be antidilutive. If the Company had generated income from continuing operations, the effect of restricted stock awards on the diluted shares calculation would have been an increase of 215,313 shares and 168,764 shares during the three months ended June 30, 2017 and 2016, respectively, and an increase of 147,043 shares and 115,135 shares during the six months ended June 30, 2017 and 2016, respectively,

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Dilutive securities outstanding not included in the computation of earnings per share because their effect is antidilutive:
Employee stock options and restricted stock awards	2,360,317	2,530,686	2,934,023	2,601,706

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

10.  STOCKHOLDERS’ EQUITY

Authorized capital shares of the Company include 400,000,000 shares of capital stock consisting of 300,000,000 shares of common stock and 100,000,000 shares of preferred stock. Each of the aforementioned classes of capital stock has a par value of $0.01 per share. Shares of preferred stock, none of which were outstanding as of June 30, 2017, may be issued in one or more series having such rights, preferences and other provisions as determined by the Board of Directors without approval by the holders of common stock.

On November 6, 2015, the Company adopted an open market repurchase program for up to 10,000,000 shares of the Company’s common stock, not to exceed $300 million in repurchases. The repurchase program will expire on the earlier of November 5, 2018, when the maximum number of shares has been repurchased, or when the maximum dollar amount has been expended. During the year ended December 31, 2015, the Company repurchased and retired 532,188 shares at a weighted-average price of $27.31 per share, which is the cumulative number of shares repurchased and retired under this program. No shares were repurchased under this program during the year ended December 31, 2016. In addition, no shares were repurchased under this program during the six months ended June 30, 2017.

The Company is a holding company which operates through its subsidiaries. The Company’s Credit Facility and the indentures governing the senior and senior secured notes contain various covenants under which the assets of the subsidiaries of the Company are subject to certain restrictions relating to, among other matters, dividends and distributions, as referenced in the paragraph below.

With the exception of a special cash dividend of $0.25 per share paid by the Company in December 2012, historically, the Company has not paid any cash dividends. Subject to certain exceptions, the Company’s Credit Facility limits the ability of the Company’s subsidiaries to pay dividends and make distributions to the Company, and limits the Company’s ability to pay dividends and/or repurchase stock, to an amount not to exceed $200 million in the aggregate plus an additional $25 million in any particular year plus the aggregate amount of proceeds from the exercise of stock options. The indentures governing the senior and senior secured notes also restrict the Company’s subsidiaries from, among other matters, paying dividends and making distributions to the Company, which thereby limits the Company’s ability to pay dividends and/or repurchase stock. The non-cash dividend of approximately $713 million recorded by the Company during the year ended December 31, 2016 to reflect the distribution of the net assets of QHC was a permitted transaction under the Company’s Credit Facility. As of June 30, 2017, under the most restrictive test under these agreements (and subject to certain exceptions), the Company has approximately $318 million remaining available with which to pay permitted dividends and/or repurchase shares of stock or its senior and senior secured notes.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following schedule presents the reconciliation of the carrying amount of total equity, equity attributable to the Company, and equity attributable to the noncontrolling interests for the six-month period ended June 30, 2017 (in millions):

		Community Health Systems, Inc. Stockholders

	Redeemable Noncontrolling Interest	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Noncontrolling Interest	Total Stockholders’ Equity
Balance, December 31, 2016	$554	$1	$1,975	$(62)	$(299)	$113	$1,728
Comprehensive income	29	-	-	9	(335)	7	(319)
Contributions from noncontrolling interests	5	-	-	-	-	-	-
Distributions to noncontrolling interests	(39)	-	-	-	-	(14)	(14)
Purchase of subsidiary shares from noncontrolling interests	(4)	-	-	-	-	-	-
Disposition of less-than-wholly owned entity	4	-	-	-	-	(13)	(13)
Other reclassifications of noncontrolling interests	(1)	-	-	-	-	1	1
Noncontrolling interests in acquired entity	-	-	-	-	-	1	1
Cancellation of restricted stock for tax withholdings on vested shares	-	-	(5)	-	-	-	(5)
Share-based compensation	-	-	14	-	-	-	14

Balance, June 30, 2017	$548	$1	$1,984	$(53)	$(634)	$95	$1,393

The following schedule discloses the effects of changes in the Company’s ownership interest in its less-than-wholly-owned subsidiaries on Community Health Systems, Inc. stockholders’ equity (in millions):

Six Months Ended June 30, 2017
Net loss attributable to Community Health Systems, Inc. stockholders	$(335)
Transfers from the noncontrolling interests:
Net decrease in Community Health Systems, Inc. paid-in-capital for purchase of subsidiary partnership interests	-

Net transfers from the noncontrolling interests	-

Change to Community Health Systems, Inc. stockholders’ equity from net loss attributable to Community Health Systems, Inc. stockholders and transfers to noncontrolling interests	$(335)

11.  EQUITY INVESTMENTS

As of June 30, 2017, the Company owned equity interests of 38.0% in three hospitals in Macon, Georgia, in which HCA Holdings, Inc. (“HCA”) owned the majority interest. On December 31, 2016, the Company sold 80% of its ownership interest in the legal entity that owned and operated its home care agency business. As part of the divestiture of its controlling interest in the home care agency business, the Company recorded an equity method investment representing its remaining 20% ownership at a fair value of $32 million.

In March 2005, the Company began purchasing items, primarily medical supplies, medical equipment and pharmaceuticals, under an agreement with HealthTrust Purchasing Group, L.P. (“HealthTrust”), a group purchasing organization in which the Company is a noncontrolling partner. As of June 30, 2017, the Company had a 23.1% ownership interest in HealthTrust.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The Company’s investment in all of its unconsolidated affiliates was $170 million and $177 million at June 30, 2017 and December 31, 2016, respectively, and is included in other assets, net in the accompanying condensed consolidated balance sheets. Included in the Company’s results of operations is the Company’s equity in pre-tax earnings from all of its investments in unconsolidated affiliates, which was $5 million and $14 million for the three months ended June 30, 2017 and 2016, respectively, and $9 million and $34 million for the six months ended June 30, 2017 and 2016, respectively.

12.   LONG-TERM DEBT

Long-term debt, net of unamortized debt issuance costs and discounts or premiums, consists of the following (in millions):

	June 30, 2017	December 31, 2016
Credit Facility:
Term A Loan	$-	$749
Term F Loan	-	1,445
Term G Loan	1,331	1,528
Term H Loan	2,440	2,811
Revolving credit loans	-	-
8% Senior Notes due 2019	1,925	1,925
7 1⁄8% Senior Notes due 2020	1,200	1,200
5 1⁄8% Senior Secured Notes due 2018	-	700
5 1⁄8% Senior Secured Notes due 2021	1,000	1,000
6 7⁄8% Senior Notes due 2022	3,000	3,000
6 1⁄4% Senior Secured Notes due 2023	3,100	-
Receivables Facility	600	677
Capital lease obligations	285	328
Other	62	74
Less: Unamortized deferred debt issuance costs and note premium	(195)	(193)

Total debt	14,748	15,244
Less: Current maturities	(46)	(455)

Total long-term debt	$14,702	$14,789

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

On March 9, 2015, CHS entered into Amendment No. 1 and Incremental Term Loan Assumption Agreement to refinance the existing Term E Loans due 2017 into Term F Loans due 2018, in an original aggregated principal amount of $1.7 billion (the “Term F Facility”). On May 18, 2015, CHS entered into an Incremental Term Loan Assumption Agreement to provide for a new $1.6 billion incremental Term G facility due 2019 (the “Term G Facility”) and a new approximately $2.9 billion incremental Term H facility due 2021 (the “Term H Facility”). The proceeds of the Term G Facility and Term H Facility were used to repay the Company’s existing Term D Facility in full. Pursuant to a special distribution paid by QHC to the Company as part of the series of transactions to complete the spin-off, the Company received approximately $1.2 billion in cash generated from the net proceeds of certain financing arrangements entered into by QHC as part of the separation. On April 29, 2016, using part of the cash generated from the QHC spin-off, the Company repaid approximately $190 million of its Term F Facility. On December 5, 2016, CHS entered into Amendment No. 2 to the Credit Facility (“Amendment No. 2”) to adjust financial maintenance covenants in the Credit Facility. In connection with Amendment No. 2, the Company agreed to certain other additional undertakings for the benefit of the lenders under the Revolving Facility and the Term A Facility.

On December 30, 2016, using the cash generated from the sale of a majority ownership in the Company’s home care division and from the completion of the sale-lease back transaction for ten of the Company’s owned medical office buildings, the Company repaid approximately $48 million of the Term F Facility, approximately $26 million of the Term A Facility, approximately $52 million of the Term G Facility and $96 million of the Term H Facility. On March 16, 2017, CHS issued a $2.2 billion aggregate principal 6 1⁄4% Senior Secured Notes due 2023 (the “6 1⁄4% Senior Secured Notes”), a portion of the net proceeds of which was used to repay the Company’s existing Term F Facility in full. On May 4, 2017, using the cash generated from the hospital divestiture transactions completed on May 1, 2017, CHS repaid approximately $39 million of the Term A Facility, approximately $75 million of the Term G Facility and $147 million of the Term H Facility. On May 12, 2017, CHS completed a tack-on offering of $900 million aggregate principal amount of 6 1⁄4% Senior Secured Notes, a portion of the net proceeds of which was used to repay the Company’s existing Term A Facility in full. The tack-on offering increased the total aggregate principal amount of 6 1⁄4% Senior Secured Notes to $3.1 billion.

On May 30, 2017, CHS entered into a Loan Modification Agreement to the Credit Facility (“Loan Modification Agreement”) to extend the maturity date of the Revolving Facility. Following the Loan Modification Agreement, CHS has Revolving Facility commitments through January 27, 2019 of approximately $929 million, of which a $739 million portion represents extended commitments maturing January 27, 2021. In connection with the Loan Modification Agreement, the financial maintenance covenants in the Credit Facility were further adjusted and CHS agreed to certain other additional undertakings for the benefit of the extending Revolving Facility lenders.

On June 30, 2017, using a portion of the cash generated from the July 1, 2017 hospital divestitures that preliminarily closed on June 30, 2017, CHS repaid approximately $122 million of the Term G Facility and $225 million of the Term H Facility.

The loans under the Credit Facility bear interest on the outstanding unpaid principal amount at a rate equal to an applicable percentage plus, at CHS’ option, either (a) an Alternate Base Rate (as defined) determined by reference to the greater of (1) the Prime Rate (as defined) announced by Credit Suisse or (2) the Federal Funds Effective Rate (as defined) plus 0.50% or (3) the adjusted London Interbank Offered Rate (“LIBOR”) on such day for a three-month interest period commencing on the second business day after such day plus 1% or (b) LIBOR. In addition, the margin in respect of the Revolving Facility will be subject to adjustment determined by reference to a leverage-based pricing grid. Loans in respect of the Revolving Facility currently accrue interest at a rate per annum equal to LIBOR plus 2.50%, in the case of LIBOR borrowings, and Alternate Base Rate plus 1.50%, in the case of Alternate Base Rate borrowings. The Term G Loan and Term H Loan will accrue interest at a rate per annum equal to LIBOR plus 2.75% and 3.00%, respectively, in the case of LIBOR borrowings, and Alternate Base Rate plus 1.75% and 2.00%, respectively, in the case of Alternate Base Rate borrowings. The Term G Loan and the Term H Loan are subject to a 1.00% LIBOR floor and a 2.00% Alternate Base Rate floor.

Under the Term H Facility, CHS is required to make amortization payments in aggregate amounts equal to 1% of the original principal amount of the Term H Facility each year. As of December 31, 2016, no additional amortization payments were required to be made under the Term G Facility.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The term loan facility must be prepaid in an amount equal to (1) 100% of the net cash proceeds of certain asset sales and dispositions by the Company and its subsidiaries, subject to certain exceptions and reinvestment rights (provided that, in connection with the Loan Modification Agreement, CHS agreed with the extending lenders under the Revolving Facility not to exercise such reinvestment rights with respect to certain announced divestitures), (2) 100% of the net cash proceeds of issuances of certain debt obligations or receivables-based financing by the Company and its subsidiaries, subject to certain exceptions, and (3) 50%, subject to reduction to a lower percentage based on the Company’s leverage ratio (as defined in the Credit Facility generally as the ratio of total debt on the date of determination to the Company’s EBITDA, as defined, for the four quarters most recently ended prior to such date), of excess cash flow (as defined) for any year, subject to certain exceptions. Voluntary prepayments and commitment reductions are permitted in whole or in part, without any premium or penalty, subject to minimum prepayment or reduction requirements.

The borrower under the Credit Facility is CHS. All of the obligations under the Credit Facility are unconditionally guaranteed by the Company and certain of its existing and subsequently acquired or organized domestic subsidiaries. All obligations under the Credit Facility and the related guarantees are secured by a perfected first priority lien or security interest in substantially all of the assets of the Company, CHS and each subsidiary guarantor, including equity interests held by the Company, CHS or any subsidiary guarantor, but excluding, among others, the equity interests of non-significant subsidiaries, syndication subsidiaries, securitization subsidiaries and joint venture subsidiaries. Such assets constitute substantially the same assets, subject to certain exceptions, that secure CHS’ obligations under the 2021 Senior Secured Notes (as defined below) and the 6 1⁄4% Senior Secured Notes.

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

The Credit Facility contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the Company’s and its subsidiaries’ ability, subject to certain exceptions, to, among other things (1) declare dividends, make distributions or redeem or repurchase capital stock, (2) prepay, redeem or repurchase other debt, (3) incur liens or grant negative pledges, (4) make loans and investments and enter into acquisitions and joint ventures, (5) incur additional indebtedness or provide certain guarantees, (6) make capital expenditures, (7) engage in mergers, acquisitions and asset sales, (8) conduct transactions with affiliates, (9) alter the nature of the Company’s businesses, (10) grant certain guarantees with respect to physician practices, (11) engage in sale and leaseback transactions or (12) change the Company’s fiscal year. The Company is also required to comply with specified financial covenants (consisting of a maximum secured net leverage ratio and an interest coverage ratio) and various affirmative covenants. Under the Credit Facility, the secured net leverage ratio is calculated as the ratio of total secured debt, less unrestricted cash and cash equivalents, to consolidated EBITDA, as defined in the Credit Facility, and the interest coverage ratio is the ratio of consolidated EBITDA, as defined in the Credit Facility, to consolidated interest expense for the period. The calculation of consolidated EBITDA as defined in the Credit Facility is a trailing 12-month calculation that begins with net income attributable to the Company, with certain pro forma adjustments to consider the impact of material acquisitions or divestitures, and adjustments for interest, taxes, depreciation and amortization, net income attributable to noncontrolling interests, stock compensation expense, restructuring costs, and the financial impact of other non-cash or non-recurring items recorded during any such 12-month period. For the 12-month period ended June 30, 2017, the secured net leverage ratio financial covenant in the Credit Facility limited the ratio of secured debt to EBITDA, as defined, to less than or equal to 4.50 to 1.00. The secured net leverage ratio financial covenant will decrease to 4.25 to 1.00 for the period January 1, 2020 through September 30, 2020, then to 4.00 to 1.00 thereafter. For the 12-month period ended June 30, 2017, the interest coverage ratio financial covenant in the Credit Facility required the ratio of consolidated EBITDA, as defined, to consolidated interest expense to be greater than or equal to 1.75 to 1.00, which will increase to 2.00 to 1.00 on January 1, 2018 (and for all periods thereafter). The Company was in compliance with all such covenants at June 30, 2017, with a secured net leverage ratio of approximately 3.82 to 1.00 and an interest coverage ratio of approximately 2.36 to 1.00.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

As of June 30, 2017, the availability for additional borrowings under the Credit Facility, subject to certain limitations as set forth in the Credit Facility, was approximately $929 million pursuant to the Revolving Facility (which amount shall reduce to $739 million on January 27, 2019), of which $71 million is in the form of outstanding letters of credit. CHS has the ability to amend the Credit Facility to provide for one or more tranches of term loans or increases in the Revolving Facility in an aggregate principal amount of up to $1.5 billion, only $750 million of which is effectively available because of the Company’s additional undertakings in connection with Amendment No. 2. As of June 30, 2017, the weighted-average interest rate under the Credit Facility, excluding swaps, was 6.3%.

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

Period	Redemption Price
July 15, 2017 to July 14, 2018	101.781%
July 15, 2018 to July 14, 2020	100.000%

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

During the six months ended June 30, 2017, using a portion of the net proceeds from the issuance of the 6 1⁄4% Senior Secured Notes, CHS completed its tender offer of $469 million of the then $700 million aggregate outstanding principal amount of the 2018 Senior Secured Notes and thereafter redeemed the remaining $231 million aggregate principal amount of 2018 Senior Secured Notes pursuant to a redemption notice previously given by CHS.

5 1⁄8% Senior Secured Notes due 2021

On January 27, 2014, CHS completed a private offering of $1.0 billion aggregate principal amount of 5 1⁄8% Senior Secured Notes due 2021 (the “2021 Senior Secured Notes”). The net proceeds from this issuance were used to finance the HMA merger. The 2021 Senior Secured Notes bear interest at 5.125% per annum, payable semiannually in arrears on February 1 and August 1. Interest on the 2021 Senior Secured Notes accrues from the date of original issuance. Interest is calculated on the basis of a 360-day year comprised of twelve 30-day months. The 2021 Senior Secured Notes are secured by a first-priority lien, subject to a shared lien of equal priority with certain other obligations, including obligations under the Credit Facility and the 6 1⁄4% Senior Secured Notes, and subject to prior ranking liens permitted by the indenture governing the 2021 Senior Secured Notes, on substantially the same assets, subject to certain exceptions, that secure CHS’ obligations under the Credit Facility and the 6 1⁄4% Senior Secured Notes.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

6 1⁄4% Senior Secured Notes due 2023

On March 16, 2017, CHS completed a public offering of $2.2 billion aggregate principal amount of 6 1⁄4% Senior Secured Notes. The net proceeds from this issuance were used to finance the purchase or redemption of $700 million aggregate principal amount of CHS’ then outstanding 2018 Senior Secured Notes and related fees and expenses, and the repayment of $1.445 billion of the Term F Facility. On May 12, 2017, CHS completed a tack-on offering of $900 million aggregate principal amount of 6 1⁄4% Senior Secured Notes, increasing the total aggregate principal amount of 6 1⁄4% Senior Secured Notes to $3.1 billion. A portion of the net proceeds from this issuance were used to finance the repayment of approximately $713 million aggregate principal amount of CHS’ then outstanding Term A Facility and related fees and expenses. The tack-on notes have identical terms, other than issue date and issue price as the 6 1⁄4% Senior Secured Notes issued on March 16, 2017. The 6 1⁄4% Senior Secured Notes bear interest at 6.250% per annum, payable semiannually in arrears on March 31 and September 30, commencing September 30, 2017. Interest on the 6 1⁄4% Senior Secured Notes accrues from the date of original issuance. Interest is calculated on the basis of a 360-day year comprised of twelve 30-day months. The 6 1⁄4% Senior Secured Notes are secured by a first-priority lien subject to a shared lien of equal priority with certain other obligations, including obligations under the Credit Facility and the 2021 Senior Secured Notes, and subject to prior ranking liens permitted by the indenture governing the 6 1⁄4% Senior Secured Notes on substantially the same assets, subject to certain exceptions, that secure CHS’ obligations under the Credit Facility and the 2021 Senior Secured Notes.

CHS is entitled, at its option, to redeem all or a portion of the 6 1⁄4% Senior Secured Notes at any time prior to March 31, 2020, upon not less than 30 nor more than 60 days’ notice, at a price equal to 100% of the principal amount of the 6 1⁄4% Senior Secured Notes redeemed plus accrued and unpaid interest, if any, plus a “make-whole” premium, as described in the indenture governing the 6 1⁄4% Senior Secured Notes. In addition, CHS may redeem up to 40% of the aggregate principal amount of the 6 1⁄4% Senior Secured Notes at any time prior to March 31, 2020 using the net proceeds from certain equity offerings at the redemption price of 106.250% of the principal amount of the 6 1⁄4% Senior Secured Notes redeemed, plus accrued and unpaid interest, if any.

CHS may redeem some or all of the 6 1⁄4% Senior Secured Notes at any time on or after March 31, 2020 upon not less than 30 nor more than 60 days’ notice, at the following redemption prices (expressed as a percentage of principal amount on the redemption date), plus accrued and unpaid interest, if any, to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date), if redeemed during the periods set forth below:

Period	Redemption Price
March 31, 2020 to March 30, 2021	103.125%
March 31, 2021 to March 30, 2022	101.563%
March 31, 2022 to March 30, 2023	100.000%

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Receivables Facility

On March 21, 2012, through certain of its subsidiaries, CHS entered into an accounts receivable loan agreement (the “Receivables Facility”) with a group of lenders and banks, Credit Agricolé Corporate and Investment Bank, as a managing agent and as the administrative agent, and The Bank of Nova Scotia, as a managing agent. On March 7, 2013, CHS and certain of its subsidiaries amended the Receivables Facility to add an additional managing agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd., to increase the size of the facility from $300 million to $500 million and to extend the scheduled termination date. Additional subsidiaries also agreed to participate in the Receivables Facility as of that date. On March 31, 2014, CHS and certain of its subsidiaries amended the Receivables Facility to increase the size of the facility from $500 million to $700 million and to extend the scheduled termination date. Additional subsidiaries also agreed to participate in the Receivables Facility as of that date. On November 18, 2016, CHS and certain of its subsidiaries amended the Receivables Facility to extend the scheduled termination date in respect of a $450 million portion of the commitments thereunder and amend certain other provisions thereof. On June 23, 2017, CHS and certain of its subsidiaries amended the Receivables Facility to replace a managing agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd. with PNC Bank, National Association, to decrease the size of the facility from $700 million to $600 million and to extend the scheduled termination date in respect of $150 million of the $250 million portion to expire on November 13, 2018 coterminous with the remaining commitments. The remaining $100 million was repaid with available cash on hand. The existing and future non-self pay patient-related accounts receivable (the “Receivables”) for certain affiliated hospitals serve as collateral for the outstanding borrowings under the Receivables Facility. The interest rate on the borrowings is based on the commercial paper rate plus an applicable interest rate spread. Unless earlier terminated or subsequently extended pursuant to its terms, the Receivables Facility will expire on November 13, 2018 in respect of the $600 million of commitments thereunder, subject to customary termination events that could cause an early termination date. CHS maintains effective control over the Receivables because, pursuant to the terms of the Receivables Facility, the Receivables are sold from certain of CHS’ subsidiaries to CHS, and CHS then sells or contributes the Receivables to a special-purpose entity that is wholly-owned by CHS. The wholly-owned special-purpose entity in turn grants security interests in the Receivables in exchange for borrowings obtained from the group of third-party lenders and banks of up to $600 million outstanding from time to time based on the availability of eligible Receivables and other customary factors. The wholly-owned special-purpose entity is not a subsidiary guarantor under the Credit Facility or CHS’ outstanding notes. The group of third-party lenders and banks do not have recourse to CHS or its subsidiaries beyond the assets of the wholly-owned special-purpose entity that collateralizes the loan. The Receivables and other assets of the wholly-owned special-purpose entity will be available first and foremost to satisfy the claims of the creditors of such entity. The outstanding borrowings pursuant to the Receivables Facility at June 30, 2017 totaled $600 million on the condensed consolidated balance sheet. At June 30, 2017, the carrying amount of Receivables included in the Receivables Facility totaled approximately $1.7 billion and is included in patient accounts receivable on the condensed consolidated balance sheet.

Loss from Early Extinguishment of Debt

The financing and repayment transactions discussed above resulted in a loss from the early extinguishment of debt of $10 million and $30 million for the three months ended June 30, 2017 and 2016, respectively, and an after-tax loss of $7 million and $20 million for the three months ended June 30, 2017 and 2016, respectively. Loss from the early extinguishment of debt was $31 million and $30 million for the six months ended June 30, 2017 and 2016, respectively, and an after-tax loss of $20 million and $20 million for the six months ended June 30, 2017 and 2016, respectively.

Other Debt

As of June 30, 2017, other debt consisted primarily of other obligations maturing in various installments through 2021.

To limit the effect of changes in interest rates on a portion of the Company’s long-term borrowings, the Company is a party to 8 separate interest swap agreements in effect at June 30, 2017, with an aggregate notional amount for currently effective swaps of $2.2 billion. On each of these swaps, the Company receives a variable rate of interest based on the three-month LIBOR in exchange for the payment of a fixed rate of interest. The Company currently pays, on a quarterly basis, interest on the Revolving Facility at a rate per annum equal to LIBOR plus 2.50%. The Term G Loan and Term H Loan accrue interest at a rate per annum equal to LIBOR plus 2.75% and 3.00%, in the case of LIBOR borrowings, respectively, and Alternate Base Rate plus 1.75% and 2.00%, respectively, in the case of Alternate Base Rate Borrowings. The Term G Loan and the Term H Loan are subject to a 1.00% LIBOR floor and a 2.00% Alternate Base Rate floor. See Note 13 for additional information regarding these swaps.

The Company paid interest of $130 million and $182 million on borrowings during the three months ended June 30, 2017 and 2016, respectively, and $409 million and $489 million on borrowings during the six months ended June 30, 2017 and 2016, respectively.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

13.   FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments has been estimated by the Company using available market information as of June 30, 2017 and December 31, 2016, and valuation methodologies considered appropriate. The estimates presented in the table below are not necessarily indicative of amounts the Company could realize in a current market exchange (in millions):

	June 30, 2017		December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$768	$768	$238	$238
Available-for-sale securities	309	309	299	299
Trading securities	53	53	80	80
Liabilities:
Contingent Value Right	5	5	1	1
Credit Facility	3,718	3,769	6,456	6,370
8% Senior Notes	1,921	1,942	1,920	1,615
7 1⁄8% Senior Notes	1,190	1,173	1,189	917
5 1⁄8% Senior Secured Notes due 2018	-	-	698	690
5 1⁄8% Senior Secured Notes due 2021	975	1,015	972	930
6 7⁄8% Senior Notes	2,937	2,622	2,932	2,102
6 1⁄4% Senior Secured Notes	3,061	3,216	-	-
Receivables Facility and other debt	661	661	749	749

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

6 1⁄4% Senior Secured Notes. Estimated fair value is based on the closing market price for these notes.

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

The Company assesses the effectiveness of its hedge instruments on a quarterly basis. For the six months ended June 30, 2017 and 2016, the Company completed an assessment of the cash flow hedge instruments and determined the hedges to be highly effective. The Company has also determined that the ineffective portion of the hedges do not have a material effect on the Company’s condensed consolidated financial position, operations or cash flows. The counterparties to the interest rate swap agreements expose the Company to credit risk in the event of nonperformance. However, at June 30, 2017, all of the swap agreements entered into by the Company were in a net liability position such that the Company would be required to make the net settlement payments to the counterparties; the Company does not anticipate nonperformance by those counterparties. The Company does not hold or issue derivative financial instruments for trading purposes.

Interest rate swaps consisted of the following at June 30, 2017:

Swap #	Notional Amount (in millions)	Fixed Interest Rate	Termination Date	Fair Value (in millions)
1	$400	1.882%	August 30, 2019	$2
2	200	2.515%	August 30, 2019	4
3	200	2.613%	August 30, 2019	4
4	300	2.041%	August 30, 2020	2
5	300	2.738%	August 30, 2020	9
6	300	2.892%	August 30, 2020	10
7	300	2.363%	January 27, 2021	5
8	200	2.368%	January 27, 2021	4

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

Assuming no change in June 30, 2017 interest rates, approximately $28 million of interest expense resulting from the spread between the fixed and floating rates defined in each interest rate swap agreement will be recognized during the next 12 months. If interest rate swaps do not remain highly effective as a cash flow hedge, the derivatives’ gains or losses resulting from the change in fair value reported through OCI will be reclassified into earnings.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following tabular disclosure provides the amount of pre-tax loss recognized as a component of OCI during the three and six months ended June 30, 2017 and 2016 (in millions):

	Amount of Pre-Tax Loss Recognized in OCI (Effective Portion)
Derivatives in Cash Flow Hedging	Three Months Ended June 30,		Six Months Ended June 30,
Relationships	2017	2016	2017	2016
Interest rate swaps	$(8)	$(18)	$(8)	$(62)

The following tabular disclosure provides the location of the effective portion of the pre-tax loss reclassified from accumulated other comprehensive loss (“AOCL”) into interest expense on the condensed consolidated statements of loss during the three and six months ended June 30, 2017 and 2016 (in millions):

Location of Loss Reclassified from	Amount of Pre-Tax Loss Reclassified from AOCL into Income (Effective Portion)
AOCL into Income (Effective Portion)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest expense, net	$8	$16	$17	$30

The fair values of derivative instruments in the condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016 were as follows (in millions):

	Asset Derivatives				Liability Derivatives
	June 30, 2017		December 31, 2016		June 30, 2017		December 31, 2016
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments	Other assets, net	$ -	Other assets, net	$ -	Other long-term liabilities	$ 40	Other long-term liabilities	$ 49

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

In instances where the determination of the fair value hierarchy measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment of factors specific to the asset or liability. Transfers between levels within the fair value hierarchy are recognized by the Company on the date of the change in circumstances that requires such transfer. There were no transfers between levels during the six-month periods ending June 30, 2017 or June 30, 2016.

The following table sets forth, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 (in millions):

	June 30, 2017	Level 1	Level 2	Level 3
Available-for-sale securities	$309	$171	$138	$-
Trading securities	53	53	-	-

Total assets	$362	$224	$138	$-

Contingent Value Right (CVR)	$5	$5	$-	$-
CVR-related liability	260	-	-	260
Fair value of interest rate swap agreements	40	-	40	-

Total liabilities	$305	$5	$40	$260

	December 31, 2016	Level 1	Level 2	Level 3

Available-for-sale securities	$299	$163	$136	$-
Trading securities	80	80	-	-

Total assets	$379	$243	$136	$-

Contingent Value Right (CVR)	$1	$1	$-	$-
CVR-related liability	252	-	-	252
Fair value of interest rate swap agreements	49	-	49	-

Total liabilities	$302	$1	$49	$252

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

Contingent Value Right (CVR)

The CVR represents the estimate of the fair value for the contingent consideration paid to HMA shareholders as part of the HMA merger. The CVR is listed on the NASDAQ and the valuation at June 30, 2017 is based on the quoted trading price for the CVR on the last day of the period. Changes in the estimated fair value of the CVR are recorded through the condensed consolidated statements of loss.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

CVR-related Liability

The CVR-related legal liability represents the Company’s estimate of fair value at June 30, 2017 of the liability associated with the legal matters assumed in the HMA merger, which are included in other long-term liabilities in the accompanying condensed consolidated balance sheet. This liability did not include those matters previously accrued by HMA as a probable contingency, which were settled and paid during the year ended December 31, 2015. To develop the estimate of fair value, the Company engaged an independent third-party valuation firm to measure the liability. The valuation was made utilizing the Company’s estimates of future outcomes for each legal case and simulating future outcomes based on the timing, probability and distribution of several scenarios using a Monte Carlo simulation model. Other inputs were then utilized for discounting the liability to the measurement date. The HMA legal matters underlying this fair value estimate were evaluated by management to determine the likelihood and impact of each of the potential outcomes. Using that information, as well as the potential correlation and variability associated with each case, a fair value was determined for the estimated future cash outflows to conclude or settle the HMA legal matters included in the analysis, excluding legal fees (which are expensed as incurred). Because of the unobservable nature of the majority of the inputs used to value the liability, the Company has classified the fair value measurement as a Level 3 measurement in the fair value hierarchy.

The fair value of the CVR-related legal liability will be measured each reporting period using similar measurement techniques, updated for the assumptions and facts existing at that date for each of the underlying legal matters. Changes in the fair value of the CVR related legal liability are recorded in future periods through the condensed consolidated statements of loss.

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

The Company incorporates CVAs to appropriately reflect both its own nonperformance or credit risk and the respective counterparty’s nonperformance or credit risk in the fair value measurements. In adjusting the fair value of its interest rate swap agreements for the effect of nonperformance or credit risk, the Company has considered the impact of any netting features included in the agreements. The CVA on the Company’s interest rate swap agreements resulted in a decrease in the fair value of the related liability of $2 million and an after-tax adjustment of $1 million to OCI at June 30, 2017. The CVA on the Company’s interest rate swap agreements resulted in a decrease in the fair value of the related liability of $3 million and an after-tax adjustment of $2 million to OCI at December 31, 2016.

The majority of the inputs used to value the Company’s interest rate swap agreements, including the forward interest rate curves and market perceptions of the Company’s credit risk used in the CVAs, are observable inputs available to a market participant. As a result, the Company has determined that the interest rate swap valuations are classified in Level 2 of the fair value hierarchy.

15.  EMPLOYEE BENEFIT PLANS

The Company provides an unfunded Supplemental Executive Retirement Plan (“SERP”) for certain members of its executive management. The Company uses a December 31 measurement date for the benefit obligations and a January 1 measurement date for its net periodic costs for the SERP. Variances from actuarially assumed rates will result in increases or decreases in benefit obligations and net periodic cost in future periods. Benefits expense under the SERP was $3 million for both the three-month periods ended June 30, 2017 and 2016, and $7 million and $6 million for the six months ended June 30, 2017 and 2016, respectively. The accrued benefit liability for the SERP totaled $126 million and $122 million at June 30, 2017 and December 31, 2016, respectively, and is included in other long-term liabilities on the condensed consolidated balance sheets. The weighted-average assumptions used in determining net periodic cost for the three and six-month periods ended June 30, 2017 was a discount rate of 3.55% and annual salary increase of 2.00%. The Company had available-for-sale securities in a rabbi trust generally designated to pay benefits of the SERP in the amounts of $137 million and $131 million at June 30, 2017 and December 31, 2016, respectively. These amounts are included in other assets, net on the condensed consolidated balance sheets.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

During the six months ended June 30, 2017, certain members of executive management of the Company that were participants in the SERP retired and met the requirements for payout of their SERP retirement benefit. The SERP payout provisions require payment to the participant in an actuarially determined lump sum amount six months after the participant retires from the Company. Such amounts will be paid out of the rabbi trust during the latter half of 2017. As required by the pension accounting rules in U.S. GAAP, the Company will recognize a non-cash settlement loss of approximately $6 million during the second half of 2017 that represents a pro-rata portion of the accumulated unrecognized actuarial loss out of accumulated other comprehensive loss.

16.  SEGMENT INFORMATION

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

The distribution between reportable segments of the Company’s net operating revenues and loss from continuing operations before income taxes, for the three and six months ended June 30, 2016, prior to the sale of an 80% ownership interest in the home care division, is summarized in the following tables (in millions):

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Net operating revenues:
Hospital operations	$4,530	$9,475
Corporate and all other	60	114

Total	$4,590	$9,589

Loss from continuing operations before income taxes:
Hospital operations	$(1,452)	$(1,309)
Corporate and all other	(91)	(171)

Total	$(1,543)	$(1,480)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

17.  OTHER COMPREHENSIVE INCOME

The following tables present information about items reclassified out of accumulated other comprehensive income (loss) by component for the three and six months ended June 30, 2017 and 2016 (in millions, net of tax):

	Change in Fair Value of Interest Rate Swaps	Change in Fair Value of Available for Sale Securities	Change in Unrecognized Pension Cost Components	Accumulated Other Comprehensive Income (Loss)
Balance as of March 31, 2017	$(26)	$(7)	$(21)	$(54)
Other comprehensive (loss) income before reclassifications	(7)	2	-	(5)
Amounts reclassified from accumulated other comprehensive income	5	-	1	6

Net current-period other comprehensive (loss) income	(2)	2	1	1

Balance as of June 30, 2017	$(28)	$(5)	$(20)	$(53)

	Change in Fair Value of Interest Rate Swaps	Change in Fair Value of Available for Sale Securities	Change in Unrecognized Pension Cost Components	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2016	$(31)	$(10)	$(21)	$(62)
Other comprehensive (loss) income before reclassifications	(8)	5	-	(3)
Amounts reclassified from accumulated other comprehensive income	11	-	1	12

Net current-period other comprehensive income	3	5	1	9

Balance as of June 30, 2017	$(28)	$(5)	$(20)	$(53)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

	Change in Fair Value of Interest Rate Swaps	Change in Fair Value of Available for Sale Securities	Change in Unrecognized Pension Cost Components	Accumulated Other Comprehensive Income (Loss)
Balance as of March 31, 2016	$(67)	$3	$(25)	$(89)
Other comprehensive loss before reclassifications	(12)	(3)	-	(15)
Amounts reclassified from accumulated other comprehensive income	10	-	2	12

Net current-period other comprehensive (loss) income	(2)	(3)	2	(3)
AOCI distributed to QHC in spin-off	-	-	2	2

Balance as of June 30, 2016	$(69)	$-	$(21)	$(90)

	Change in Fair Value of Interest Rate Swaps	Change in Fair Value of Available for Sale Securities	Change in Unrecognized Pension Cost Components	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2015	$(48)	$1	$(26)	$(73)
Other comprehensive loss before reclassifications	(40)	(1)	-	(41)
Amounts reclassified from accumulated other comprehensive income	19	-	3	22

Net current-period other comprehensive (loss) income	(21)	(1)	3	(19)
AOCI distributed to QHC in spin-off	-	-	2	2

Balance as of June 30, 2016	$(69)	$-	$(21)	$(90)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following tables present a subtotal for each significant reclassification to net income (loss) out of AOCL and the line item affected in the accompanying condensed consolidated statements of loss for the three and six months ended June 30, 2017 and 2016 (in millions):

Details about accumulated other comprehensive income (loss) components	Amount reclassified from AOCL		Affected line item in the statement where net income (loss) is presented
	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Gains and losses on cash flow hedges Interest rate swaps	$(8)	$(17)	Interest expense, net
	3	6	Tax benefit

	$(5)	$(11)	Net of tax

Amortization of defined benefit pension items Prior service costs	$(1)	$(1)	Salaries and benefits
Actuarial losses	-	(1)	Salaries and benefits

	(1)	(2)	Total before tax
	-	1	Tax benefit

	$(1)	$(1)	Net of tax

Details about accumulated other comprehensive income (loss) components	Amount reclassified from AOCL		Affected line item in the statement where net income (loss) is presented
	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Gains and losses on cash flow hedges Interest rate swaps	$(16)	$(30)	Interest expense, net
	6	11	Tax benefit

	$(10)	$(19)	Net of tax

Amortization of defined benefit pension items Prior service costs	$-	$(1)	Salaries and benefits
Actuarial losses	(2)	(3)	Salaries and benefits

	(2)	(4)	Total before tax
	-	1	Tax benefit

	$(2)	$(3)	Net of tax

18.  CONTINGENCIES

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

The CVRs do not have a finite payment date. Any payments the Company makes under the CVR agreement will be payable within 60 days after the final resolution of the HMA Legal Matters. The CVRs are unsecured obligations of CHS and all payments under the CVRs will be subordinated in right of payment to the prior payment in full of all of the Company’s senior obligations (as defined in the CVR agreement), which include outstanding indebtedness of the Company (subject to certain exceptions set forth in the CVR agreement) and the HMA Losses. The CVR agreement permits the Company to acquire all or some of the CVRs, whether in open market transactions, private transactions or otherwise. As of June 30, 2017, the Company had acquired no CVRs.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following table represents the impact of legal expenses paid or incurred and settlements paid or deemed final as of June 30, 2017 on the amounts owed to CVR holders (in millions):

		Allocation of Expenses and Settlements Paid
	Total Expenses and Settlement Cost	Deductible	Company’s Responsibility at 10%	Reduction to Amount Owed to CVR Holders at 90%
As of December 31, 2016	$62	$18	$4	$40
Settlements paid	-	-	-	-
Legal expenses incurred and/or paid during the six months ended June 30, 2017	1	-	-	1

As of June 30, 2017	$63	$18	$4	$41

Amounts owed to CVR holders are dependent on the ultimate resolution of the HMA Legal Matters and determination of HMA Losses incurred. The settlement of any or all of the claims and expenses incurred on behalf of the Company in defending itself will (subject to the deductible) reduce the amounts owed to the CVR holders.

Underlying the CVR agreement are a number of claims included in the HMA Legal Matters asserted against HMA. The Company has recorded a liability in connection with those claims as part of the acquired assets and liabilities at the date of acquisition pursuant to the provisions of Financial Accounting Standards Board Accounting Standards Codification Topic 805 “Business Combinations.” For the estimate of the Company’s liabilities associated with the HMA Legal Matters that will be covered by the CVR and were not previously accrued by HMA, the Company recorded a liability of $284 million as part of the acquisition accounting for the HMA merger based on the Company’s estimate of fair value of such liabilities as of the date of acquisition. There was a $8 million increase in the liability during the six months ended June 30, 2017 and the estimated fair value of such liabilities, after consideration of amounts paid and current estimates of valuation inputs, was $260 million as of June 30, 2017, which is recorded in other long-term liabilities on the accompanying condensed consolidated balance sheet. As of June 30, 2017, there is currently no accrual recorded for the probable contingency claims underlying the CVR agreement. The estimated liability for probable contingency claims underlying the CVR agreement that was previously recorded by HMA, and reflected in the purchase accounting for HMA as an acquired liability has been settled and was paid during the year ended December 31, 2015. In addition, although legal fees are not included in the amounts currently accrued, such legal fees are taken into account in determining HMA Losses under the CVR agreement. Certain significant HMA Legal Matters underlying these liabilities are discussed in greater detail below.

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

Other Probable Contingencies

Lopez v. Yakima Regional Medical & Cardiac Center and Toppenish Community Hospital. This class action lawsuit arose out of alleged conduct at these hospitals prior to the HMA acquisition. The suit alleges the hospitals’ charity care policies did not comply with Washington state law. The trial court has certified a class and granted partial summary judgment in favor of the plaintiffs. This matter has now been settled, and the trial court has approved the settlement. The Company expects to fund the settlement in the third quarter of 2017. The Company recorded an estimate of the probable liability at December 31, 2016 based on the settlement of this matter.

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

Eliel Ntakirutimana, M.D. and Anesthesia Healthcare Partners of Laredo, P.A., Jose Berlioz, M.D. and Jose Berlioz, M.D., P.A. d/b/a Safari Pediatrics v. Laredo Texas Hospital Company, L.P. d/b/a Laredo Medical Center, CHS/Community Health Systems, Inc., Webb Hospital Corporation, Community Health Systems Professional Services Corporation, Community Health Systems, Inc., Abraham “Abe” Martinez, Argelia “Argie” Martinez, Michael Portacci, Wayne Smith, Timothy P. Adams, and Timothy Schmidt. On December 28, 2012, two physicians and each of their professional associations, who previously contracted as independent contractors with Laredo Medical Center under contracts that could be terminated without cause upon certain written notice, filed a first amended complaint. The first amended complaint alleged claims for breaches of contracts, unjust enrichment, violation of the Texas Theft Liability Act, negligence, breach of fiduciary duty, knowing participation in breach of fiduciary duty, defamation and business disparagement, R.I.C.O., economic duress/coercion, tortious interference with contracts or prospective business relations, conspiracy, respondent superior, actual and apparent authority, ratification, vice-principal liability, and joint enterprise liability. The first amended complaint, in part, alleges facts concerning payments made by Dr. Eliel Ntakirutimana to former Laredo Medical Center CEO, Abe Martinez, who is also a defendant in the suit. On October 23, 2013, an order staying the case until further notice was entered. On April 13, 2016, the magistrate judge entered an order lifting the stay and set a scheduling conference that was held on June 8, 2016. On July 22, 2016, the Company filed several motions for summary judgment. The Company recorded an estimate of the probable liability at June 30, 2017 based on the settlement of this matter.

Summary of Recorded Amounts

The table below presents a reconciliation of the beginning and ending liability balances (in millions) during the six months ended June 30, 2017, with respect to the Company’s fair value determination in connection with HMA Legal Matters that were not previously accrued by HMA, and the remaining contingencies of the Company in respect of which an accrual has been recorded. In addition, future legal fees (which are expensed as incurred) and costs related to possible indemnification and criminal investigation matters associated with the HMA Legal Matters have not been accrued or included in the table below. Furthermore, although not accrued, such costs, if incurred, will be taken into account in determining the total amount of reductions applied to the amounts owed to CVR holders.

	CVR-Related Liability at Fair Value	Other Probable Contingencies
Balance as of December 31, 2016	$252	$14
Expense	8	12
Cash payments	-	(1)

Balance as of June 30, 2017	$260	$25

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

In the aggregate, attorneys’ fees and other costs incurred but not included in the table above related to probable contingencies, and CVR-related contingencies accounted for at fair value, totaled $1 million for both the three months ended June 30, 2017 and 2016, and $1 million and $2 million for the six months ended June 30, 2017 and 2016, respectively, and are included in other operating expenses in the accompanying condensed consolidated statements of loss.

Matters for which an Outcome Cannot be Assessed

For the following legal matter, due to the uncertainties surrounding the ultimate outcome of the case, the Company cannot at this time assess what the outcome may be and is further unable to determine any estimate of loss or range of loss.

Class Action Shareholder Federal Securities Cases. Three purported class action cases have been filed in the United States District Court for the Middle District of Tennessee; namely, Norfolk County Retirement System v. Community Health Systems, Inc., et al., filed May 9, 2011; De Zheng v. Community Health Systems, Inc., et al., filed May 12, 2011; and Minneapolis Firefighters Relief Association v. Community Health Systems, Inc., et al., filed June 21, 2011. All three seek class certification on behalf of purchasers of the Company’s common stock between July 27, 2006 and April 11, 2011 and allege that misleading statements resulted in artificially inflated prices for the Company’s common stock. In December 2011, the cases were consolidated for pretrial purposes and NYC Funds and its counsel were selected as lead plaintiffs/lead plaintiffs’ counsel. In lieu of ruling on the Company’s motion to dismiss, the court permitted the plaintiffs to file a first amended consolidated class action complaint, which was filed on October 5, 2015. The Company’s motion to dismiss was filed on November 4, 2015 and oral argument was held on April 11, 2016. The Company’s motion to dismiss was granted on June 16, 2016 and on June 27, 2016, the plaintiffs filed a notice of appeal to the Sixth Circuit Court of Appeals. The matter is fully briefed, and oral argument was heard on May 3, 2017. The Company believes this consolidated matter is without merit and will vigorously defend this case.

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

Effective July 1, 2017, one or more subsidiaries of the Company sold four Pennsylvania hospitals and their associated assets to subsidiaries of PinnacleHealth System for approximately $231 million in cash, which was received at closing on July 3, 2017. Hospitals included in the transaction are Memorial Hospital of York (100 licensed bed) in York, Pennsylvania; Lancaster Regional Medical Center (214 licensed bed) in Lancaster, Pennsylvania; Heart of Lancaster Regional Medical Center (148 licensed bed) in Lititz, Pennsylvania; and Carlisle Regional Medical Center (165 licensed bed) in Carlisle, Pennsylvania.

Effective July 1, 2017, one or more subsidiaries of the Company sold Tomball Regional Medical Center (350 licensed beds) in Tomball, Texas and the associated assets to subsidiaries of HCA, and South Texas Regional Medical Center (67 licensed beds) in Jourdanton, Texas, and the associated assets to subsidiaries of HCA and Methodist Healthcare System of San Antonio, Ltd., L.L.P (a partnership between HCA and Methodist Healthcare Ministries) for approximately $135 million in cash, which was received at the preliminary closing on June 30, 2017.

Effective July 1, 2017, one or more subsidiaries of the Company sold two hospitals, a clinic and their associated assets to MultiCare Health System for approximately $424 million in cash, of which $414 million was received at the preliminary closing on June 30, 2017 with the remainder held in escrow. Facilities included in this transaction were Deaconess Hospital (388 licensed beds) in Spokane, Washington, Valley Hospital (123 licensed beds) in Spokane Valley, Washington, and the multi-specialty Rockwood Clinic in Spokane, Washington.

On July 11, 2017, one or more subsidiaries of the Company signed a definitive agreement for the sale of Weatherford Regional Medical Center (103 licensed beds) in Weatherford, Texas, and its associated assets to subsidiaries of HCA.

On July 21, 2017, one or more subsidiaries of the Company signed a definitive agreement for the sale of Highlands Regional Medical Center (126 licensed beds) in Sebring, Florida, and its associated assets to subsidiaries of HCA.

On July 7, 2017, using a portion of the net proceeds from the divestitures that preliminarily closed on June 30, 2017 and that closed on July 3, 2017, the Company paid approximately $343 million to reduce its outstanding borrowings under the Credit Facility.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Loss

Three Months Ended June 30, 2017

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
Operating revenues (net of contractual allowances and discounts)	$-	$(6)	$2,970	$1,859	$-	$4,823
Provision for bad debts	-	-	438	241	-	679

Net operating revenues	-	(6)	2,532	1,618	-	4,144
Operating costs and expenses:
Salaries and benefits	-	-	990	930	-	1,920
Supplies	-	-	440	257	-	697
Other operating expenses	-	-	669	348	-	1,017
Government and other legal settlements and related costs	-	-	7	-	-	7
Electronic health records incentive reimbursement	-	-	(11)	(6)	-	(17)
Rent	-	-	55	49	-	104
Depreciation and amortization	-	-	137	86	-	223
Impairment and (gain) loss on sale of businesses, net	-	-	89	(9)	-	80

Total operating costs and expenses	-	-	2,376	1,655	-	4,031

(Loss) income from operations	-	(6)	156	(37)	-	113
Interest expense, net	-	87	148	4	-	239
Loss from early extinguishment of debt	-	10	-	-	-	10
Equity in earnings of unconsolidated affiliates	137	51	23	-	(216)	(5)

(Loss) income from continuing operations before income taxes	(137)	(154)	(15)	(41)	216	(131)
(Benefit from) provision for income taxes	-	(17)	33	(31)	-	(15)

(Loss) income from continuing operations	(137)	(137)	(48)	(10)	216	(116)
Discontinued operations, net of taxes:
Loss from operations of entities sold or held for sale	-	-	2	(3)	-	(1)
Impairment of hospitals sold or held for sale	-	-	(5)	-	-	(5)

Loss from discontinued operations, net of taxes	-	-	(3)	(3)	-	(6)

Net loss	(137)	(137)	(51)	(13)	216	(122)
Less: Net income attributable to noncontrolling interests	-	-	-	15	-	15

Net loss attributable to Community Health Systems, Inc. stockholders	$(137)	$(137)	$(51)	$(28)	$216	$(137)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Loss

Three Months Ended June 30, 2016

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
Operating revenues (net of contractual allowances and discounts)	$-	$(6)	$3,220	$2,076	$-	$5,290
Provision for bad debts	-	-	452	248	-	700

Net operating revenues	-	(6)	2,768	1,828	-	4,590
Operating costs and expenses:
Salaries and benefits	-	-	1,130	1,024	-	2,154
Supplies	-	-	495	264	-	759
Other operating expenses	-	-	683	373	-	1,056
Electronic health records incentive reimbursement	-	-	(21)	(10)	-	(31)
Rent	-	-	56	56	-	112
Depreciation and amortization	-	-	181	95	-	276
Impairment and (gain) loss on sale of businesses, net	-	-	1,134	505	-	1,639

Total operating costs and expenses	-	-	3,658	2,307	-	5,965

Loss from operations	-	(6)	(890)	(479)	-	(1,375)
Interest expense, net	-	39	186	21	-	246
Loss from early extinguishment of debt	-	30	-	-	-	30
Gain on sale of investments in unconsolidated affiliates	-	-	(94)	-	-	(94)
Equity in earnings of unconsolidated affiliates	1,432	1,384	462	-	(3,292)	(14)

Loss from continuing operations before income taxes	(1,432)	(1,459)	(1,444)	(500)	3,292	(1,543)
Benefit from income taxes	-	(27)	(57)	(54)	-	(138)

Loss from continuing operations	(1,432)	(1,432)	(1,387)	(446)	3,292	(1,405)
Discontinued operations, net of taxes:
(Loss) income from operations of entities sold or held for sale	-	-	(2)	1	-	(1)

(Loss) income from discontinued operations, net of taxes	-	-	(2)	1	-	(1)

Net loss	(1,432)	(1,432)	(1,389)	(445)	3,292	(1,406)
Less: Net income attributable to noncontrolling interests	-	-	-	26	-	26

Net loss attributable to Community Health Systems, Inc. stockholders	$(1,432)	$(1,432)	$(1,389)	$(471)	$3,292	$(1,432)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Loss

Six Months Ended June 30, 2017

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
Operating revenues (net of contractual allowances and discounts)	$-	$(12)	$6,336	$3,667	$-	$9,991
Provision for bad debts	-	-	928	434	-	1,362

Net operating revenues	-	(12)	5,408	3,233	-	8,629
Operating costs and expenses:
Salaries and benefits	-	-	2,125	1,856	-	3,981
Supplies	-	-	952	494	-	1,446
Other operating expenses	-	-	1,420	654	-	2,074
Government and other legal settlements and related costs	-	-	(34)	-	-	(34)
Electronic health records incentive reimbursement	-	-	(13)	(10)	-	(23)
Rent	-	-	116	98	-	214
Depreciation and amortization	-	-	291	167	-	458
Impairment and (gain) loss on sale of businesses, net	-	-	273	57	-	330

Total operating costs and expenses	-	-	5,130	3,316	-	8,446

(Loss) income from operations	-	(12)	278	(83)	-	183
Interest expense, net	-	157	300	11	-	468
Loss from early extinguishment of debt	-	31	-	-	-	31
Equity in earnings of unconsolidated affiliates	335	171	77	-	(592)	(9)

Loss from continuing operations before income taxes	(335)	(371)	(99)	(94)	592	(307)
(Benefit from) provision for income taxes	-	(36)	69	(48)	-	(15)

Loss from continuing operations	(335)	(335)	(168)	(46)	592	(292)
Discontinued operations, net of taxes:
Loss from operations of entities sold or held for sale	-	-	(1)	(1)	-	(2)
Impairment of hospitals sold or held for sale	-	-	(5)	-	-	(5)

Loss from discontinued operations, net of taxes	-	-	(6)	(1)	-	(7)

Net loss	(335)	(335)	(174)	(47)	592	(299)
Less: Net income attributable to noncontrolling interests	-	-	-	36	-	36

Net loss attributable to Community Health Systems, Inc. stockholders	$(335)	$(335)	$(174)	$(83)	$592	$(335)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Loss

Six Months Ended June 30, 2016

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
Operating revenues (net of contractual allowances and discounts)	$-	$(12)	$6,507	$4,549	$-	$11,044
Provision for bad debts	-	-	929	526	-	1,455

Net operating revenues	-	(12)	5,578	4,023	-	9,589
Operating costs and expenses:
Salaries and benefits	-	-	2,235	2,235	-	4,470
Supplies	-	-	991	568	-	1,559
Other operating expenses	-	-	1,362	867	-	2,229
Government and other legal settlements and related costs	-	-	1	-	-	1
Electronic health records incentive reimbursement	-	-	(29)	(20)	-	(49)
Rent	-	-	113	118	-	231
Depreciation and amortization	-	-	366	208	-	574
Impairment and (gain) loss on sale of businesses, net	-	-	1,145	511	-	1,656

Total operating costs and expenses	-	-	6,184	4,487	-	10,671

Loss from operations	-	(12)	(606)	(464)	-	(1,082)
Interest expense, net	-	74	366	56	-	496
Loss from early extinguishment of debt	-	30	-	-	-	30
Gain on sale of investments in unconsolidated affiliates	-	-	(94)	-	-	(94)
Equity in earnings of unconsolidated affiliates	1,421	1,325	469	-	(3,249)	(34)

Loss from continuing operations before income taxes	(1,421)	(1,441)	(1,347)	(520)	3,249	(1,480)
Benefit from income taxes	-	(20)	(19)	(73)	-	(112)

Loss from continuing operations	(1,421)	(1,421)	(1,328)	(447)	3,249	(1,368)
Discontinued operations, net of taxes:
(Loss) income from operations of entities sold or held for sale	-	-	(3)	1	-	(2)
Impairment of hospitals sold or held for sale	-	-	-	(1)	-	(1)

Loss from discontinued operations, net of taxes	-	-	(3)	-	-	(3)

Net loss	(1,421)	(1,421)	(1,331)	(447)	3,249	(1,371)
Less: Net income attributable to noncontrolling interests	-	-	-	50	-	50

Net loss attributable to Community Health Systems, Inc. stockholders	$(1,421)	$(1,421)	$(1,331)	$(497)	$3,249	$(1,421)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Comprehensive Loss

Three Months Ended June 30, 2017

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
Net loss	$(137)	$(137)	$(51)	$(13)	$216	$(122)
Other comprehensive income, net of income taxes:
Net change in fair value of interest rate swaps, net of tax	(2)	(2)	-	-	2	(2)
Net change in fair value of available-for-sale securities, net of tax	2	2	2	-	(4)	2
Amortization and recognition of unrecognized pension cost components, net of tax	1	1	1	-	(2)	1

Other comprehensive income	1	1	3	-	(4)	1

Comprehensive loss	(136)	(136)	(48)	(13)	212	(121)
Less: Comprehensive income attributable to noncontrolling interests	-	-	-	15	-	15

Comprehensive loss attributable to Community Health Systems, Inc. stockholders	$(136)	$(136)	$(48)	$(28)	$212	$(136)

Condensed Consolidating Statement of Comprehensive Loss

Three Months Ended June 30, 2016

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
Net loss	$(1,432)	$(1,432)	$(1,389)	$(445)	$3,292	$(1,406)
Other comprehensive loss, net of income taxes:
Net change in fair value of interest rate swaps, net of tax	(2)	(2)	-	-	2	(2)
Net change in fair value of available-for-sale securities, net of tax	(3)	(3)	(3)	-	6	(3)
Amortization and recognition of unrecognized pension cost components, net of tax	2	2	2	-	(4)	2

Other comprehensive loss	(3)	(3)	(1)	-	4	(3)

Comprehensive loss	(1,435)	(1,435)	(1,390)	(445)	3,296	(1,409)
Less: Comprehensive income attributable to noncontrolling interests	-	-	-	26	-	26

Comprehensive loss attributable to Community Health Systems, Inc. stockholders	$(1,435)	$(1,435)	$(1,390)	$(471)	$3,296	$(1,435)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Comprehensive Loss

Six Months Ended June 30, 2017

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
Net loss	$(335)	$(335)	$(174)	$(47)	$592	$(299)
Other comprehensive income, net of income taxes:
Net change in fair value of interest rate swaps, net of tax	3	3	-	-	(3)	3
Net change in fair value of available-for-sale securities, net of tax	5	5	5	-	(10)	5
Amortization and recognition of unrecognized pension cost components, net of tax	1	1	1	-	(2)	1

Other comprehensive income	9	9	6	-	(15)	9

Comprehensive loss	(326)	(326)	(168)	(47)	577	(290)
Less: Comprehensive income attributable to noncontrolling interests	-	-	-	36	-	36

Comprehensive loss attributable to Community Health Systems, Inc. stockholders	$(326)	$(326)	$(168)	$(83)	$577	$(326)

Condensed Consolidating Statement of Comprehensive Loss

Six Months Ended June 30, 2016

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
Net loss	$(1,421)	$(1,421)	$(1,331)	$(447)	$3,249	$(1,371)
Other comprehensive (loss) income, net of income taxes:
Net change in fair value of interest rate swaps, net of tax	(21)	(21)	-	-	21	(21)
Net change in fair value of available-for-sale securities, net of tax	(1)	(1)	(1)	-	2	(1)
Amortization and recognition of unrecognized pension cost components, net of tax	3	3	3	-	(6)	3

Other comprehensive (loss) income	(19)	(19)	2	-	17	(19)

Comprehensive loss	(1,440)	(1,440)	(1,329)	(447)	3,266	(1,390)
Less: Comprehensive income attributable to noncontrolling interests	-	-	-	50	-	50

Comprehensive loss attributable to Community Health Systems, Inc. stockholders	$(1,440)	$(1,440)	$(1,329)	$(497)	$3,266	$(1,440)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Balance Sheet

June 30, 2017

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$-	$-	$685	$83	$-	$768
Patient accounts receivable, net of allowance for doubtful accounts	-	-	684	2,255	-	2,939
Supplies	-	-	281	157	-	438
Prepaid income taxes	22	-	-	-	-	22
Prepaid expenses and taxes	-	-	157	53	-	210
Other current assets	-	-	489	189	-	678

Total current assets	22	-	2,296	2,737	-	5,055

Intercompany receivable	282	14,341	4,781	5,955	(25,359)	-

Property and equipment, net	-	-	4,557	2,755	-	7,312

Goodwill	-	-	3,404	2,761	-	6,165

Other assets, net	14	14	2,512	1,020	(1,219)	2,341

Net investment in subsidiaries	1,402	22,217	9,347	-	(32,966)	-

Total assets	$1,720	$36,572	$26,897	$15,228	$(59,544)	$20,873

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$-	$-	$38	$8	$-	$46
Accounts payable	-	-	596	321	-	917
Accrued interest	-	235	-	1	-	236
Accrued liabilities	14	-	694	471	-	1,179

Total current liabilities	14	235	1,328	801	-	2,378

Long-term debt	-	13,802	197	703	-	14,702

Intercompany payable	-	19,915	21,925	12,370	(54,210)	-

Deferred income taxes	396	-	-	-	-	396

Other long-term liabilities	12	1,218	1,117	328	(1,219)	1,456

Total liabilities	422	35,170	24,567	14,202	(55,429)	18,932

Redeemable noncontrolling interests in equity of consolidated subsidiaries	-	-	-	548	-	548

Equity:
Community Health Systems, Inc. stockholders’ equity:
Common stock	1	-	-	-	-	1
Additional paid-in capital	1,984	549	907	732	(2,188)	1,984
Accumulated other comprehensive loss	(53)	(53)	(20)	(6)	79	(53)
(Accumulated deficit) retained earnings	(634)	906	1,443	(343)	(2,006)	(634)

Total Community Health Systems, Inc. stockholders’ equity	1,298	1,402	2,330	383	(4,115)	1,298
Noncontrolling interests in equity of consolidated subsidiaries	-	-	-	95	-	95

Total equity	1,298	1,402	2,330	478	(4,115)	1,393

Total liabilities and equity	$1,720	$36,572	$26,897	$15,228	$(59,544)	$20,873

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2017

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
Net cash (used in) provided by operating activities	$(11)	$(163)	$381	$296	$-	$503

Cash flows from investing activities:
Acquisitions of facilities and other related equipment	-	-	-	(4)	-	(4)
Purchases of property and equipment	-	-	(182)	(92)	-	(274)
Proceeds from disposition of hospitals and other ancillary operations	-	-	921	-	-	921
Proceeds from sale of property and equipment	-	-	2	1	-	3
Purchases of available-for-sale securities	-	-	(27)	(10)	-	(37)
Proceeds from sales of available-for-sale securities	-	-	38	9	-	47
Increase in other investments	-	-	(51)	(9)	-	(60)

Net provided by (cash used) in investing activities	-	-	701	(105)	-	596

Cash flows from financing activities:
Repurchase of restricted stock shares for payroll tax withholding requirements	(5)	-	-	-	-	(5)
Deferred financing costs and other debt-related costs	-	(62)	-	-	-	(62)
Proceeds from noncontrolling investors in joint ventures	-	-	-	5	-	5
Redemption of noncontrolling investments in joint ventures	-	-	-	(4)	-	(4)
Distributions to noncontrolling investors in joint ventures	-	-	-	(53)	-	(53)
Changes in intercompany balances with affiliates, net	16	578	(536)	(58)	-	-
Borrowings under credit agreements	-	795	26	19	-	840
Issuance of long-term debt	-	3,100	-	-	-	3,100
Proceeds from receivables facility	-	-	-	26	-	26
Repayments of long-term indebtedness	-	(4,248)	(49)	(119)	-	(4,416)

Net cash provided by (used in) financing activities	11	163	(559)	(184)	-	(569)

Net change in cash and cash equivalents	-	-	523	7	-	530
Cash and cash equivalents at beginning of period	-	-	162	76	-	238

Cash and cash equivalents at end of period	$-	$-	$685	$83	$-	$768

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

Executive Overview

We are one of the largest publicly traded hospital companies in the United States and a leading operator of general acute care hospitals and outpatient facilities in communities across the country. We provide healthcare services through the hospitals that we own and operate and affiliated businesses in non-urban and selected urban markets throughout the United States. We generate revenues by providing a broad range of general and specialized hospital healthcare services and outpatient services to patients in the communities in which we are located. As of June 30, 2017, we owned or leased 143 hospitals included in continuing operations, comprised of 141 general acute care hospitals and two stand-alone rehabilitation or psychiatric hospitals. We also owned or leased two hospitals included in discontinued operations at June 30, 2017. For the hospitals that we own and operate, we are paid for our services by governmental agencies, private insurers and directly by the patients we serve.

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

In furtherance of this strategy, on April 29, 2016, we completed a spin-off of 38 hospitals and Quorum Health Resources, or QHR (our subsidiary that provided management advisory and consulting services to non-affiliated general acute care hospitals located throughout the United States), into Quorum Health Corporation, or QHC, and distributed, on a pro rata basis, all of the shares of QHC common stock to our stockholders of record as of April 22, 2016. These stockholders received a distribution of one share of QHC common stock for every four shares of our common stock held as of the record date plus cash in lieu of any fractional shares. The transaction was structured to be generally tax free to us and our stockholders. In recognition of the spin-off, we recorded a non-cash dividend of approximately $713 million during the year ended December 31, 2016, representing the net assets of QHC distributed to our stockholders. Immediately following the completion of the spin-off, our stockholders owned 100% of the outstanding shares of QHC common stock. Following the spin-off, QHC became an independent public company with its common stock listed for trading under the symbol “QHC” on the New York Stock Exchange. Financial and statistical data reported in this Quarterly Report on Form 10-Q include QHC operating results through the spin-off date. Same-store operating results and statistical data exclude information for the hospitals divested in the spin-off of QHC for the three and six months ended June 30, 2016.

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

On May 1, 2017, we sold Easton Hospital (196 licensed beds) in Easton, Pennsylvania; Sharon Regional Health System (258 licensed beds) in Sharon, Pennsylvania; Northside Medical Center (355 licensed beds) in Youngstown, Ohio; Trumbull Memorial Hospital (311 licensed beds) in Warren, Ohio; Hillside Rehabilitation Hospital (69 licensed beds) in Warren, Ohio; Wuesthoff Health System – Rockledge (298 licensed beds) in Rockledge, Florida; Wuesthoff Health System – Melbourne (119 licensed beds) in Melbourne, Florida; and Sebastian River Medical Center (154 licensed beds) in Sebastian, Florida, and the associated assets to Steward Health, Inc. for approximately $304 million in cash.

On May 30, 2017, we signed a definitive agreement to sell five Pennsylvania hospitals and their associated assets to subsidiaries of Reading Health System. Facilities included in the transaction are Brandywine Hospital in Coatesville (169 licensed beds), Chestnut Hill Hospital in Philadelphia (148 licensed beds), Jennersville Hospital in West Grove (63 licensed beds), Phoenixville Hospital in Phoenixville (151 licensed beds) and Pottstown Memorial Medical Center in Pottstown (232 licensed beds). We have classified these hospitals as held for sale in the accompanying condensed consolidated balance sheet at June 30, 2017.

Effective June 30, 2017, we sold Lake Area Medical Center (88 licensed beds) in Lake Charles, Louisiana to subsidiaries of CHRISTUS Health for approximately $32 million in cash, which was received at closing on June 30, 2017.

Effective July 1, 2017, we sold four Pennsylvania hospitals and their associated assets to subsidiaries of PinnacleHealth System for approximately $231 million in cash, which was received at closing on July 3, 2017. Hospitals included in the transaction are Memorial Hospital of York (100 licensed bed) in York, Pennsylvania; Lancaster Regional Medical Center (214 licensed bed) in Lancaster, Pennsylvania; Heart of Lancaster Regional Medical Center (148 licensed bed) in Lititz, Pennsylvania; and Carlisle Regional Medical Center (165 licensed bed) in Carlisle, Pennsylvania.

Effective July 1, 2017, we sold Tomball Regional Medical Center (350 licensed beds) in Tomball, Texas, and the associated assets to subsidiaries of HCA Holdings, Inc., or HCA, and South Texas Regional Medical Center (67 licensed beds) in Jourdanton, Texas, and the associated assets to subsidiaries of HCA and Methodist Healthcare System of San Antonio, Ltd., L.L.P (a partnership between HCA and Methodist Healthcare Ministries), for approximately $135 million in cash, which was received at the preliminary closing on June 30, 2017.

On July 1, 2017, we sold two hospitals, a clinic and their associated assets to MultiCare Health System for approximately $424 million in cash, of which $414 million was received at the preliminary closing on June 30, 2017 with the remainder held in escrow. Facilities included in this transaction were Deaconess Hospital (388 licensed beds) in Spokane, Washington; Valley Hospital (123 licensed beds) in Spokane Valley, Washington; and the multi-specialty Rockwood Clinic in Spokane, Washington.

On July 11, 2017, we signed a definitive agreement for the sale of Weatherford Regional Medical Center (103 licensed beds) in Weatherford, Texas, and its associated assets to subsidiaries of HCA.

On July 21, 2017, we signed a definitive agreement for the sale of Highlands Regional Medical Center (126 licensed beds) in Sebring, Florida, and its associated assets to subsidiaries of HCA.

Since April 1, 2017, including the hospitals identified above, we have completed the divestiture of 20 hospitals out of the previously announced 30 hospitals currently reported in continuing operations which have been subject to definitive agreements or non-binding letters of intent. The remaining 10 hospitals are now subject to definitive agreements. Based on the current status of matters with respect to these 10 hospitals, we currently anticipate that these dispositions will close by September 30, 2017; however, there can be no assurance that these dispositions will be completed or, if they are completed, the ultimate timing of the completion of these dispositions or the aggregate amount of proceeds we will receive from the divestitures. These 30 hospitals represented annual net operating revenues in 2016 of approximately $3.4 billion, and we estimate that we will receive potential gross proceeds plus working capital of approximately $1.95 billion in the event we dispose all of these hospitals, if all of these sales are completed on currently expected terms (or, in the case of the dispositions completed since April 1, 2017, the terms of these completed dispositions).

In addition to the divestiture of these 30 hospitals, we continue to receive interest from acquirers for certain of our hospitals. We are pursuing these interests for sale transactions involving hospitals with a combined total of at least $1.5 billion in annual net operating revenues and combined mid-single digit Adjusted EBITDA margins.

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

Operating results and statistical data for the three and six months ended June 30, 2017, exclude two hospitals still owned and one hospital divested during the six months ended June 30, 2017, that have previously been classified as discontinued operations for accounting purposes.

Our net operating revenues for the three months ended June 30, 2017 decreased $446 million to approximately $4.1 billion compared to approximately $4.6 billion for the three months ended June 30, 2016. On a same-store basis, net operating revenues for the three months ended June 30, 2017 decreased $30 million. Our provision for bad debts decreased $21 million to $679 million, or 14.1% of operating revenues (before the provision for bad debts) for the three months ended June 30, 2017, from $700 million, or 13.2% of operating revenues (before the provision for bad debts) for the three months ended June 30, 2016.

We had a loss from continuing operations of $116 million during the three months ended June 30, 2017, compared to a loss from continuing operations of $1.4 billion for the three months ended June 30, 2016. Loss from continuing operations for the three months ended June 30, 2017 included the following:

•	an after-tax charge of $4 million for government and other legal settlements, net of related legal expenses,

•	an after-tax charge of $80 million for the impairment of goodwill and long-lived assets of hospitals sold or held for sale based on their estimated fair values,

•	an after-tax charge of $2 million for employee termination benefits and other restructuring costs,

•	an after-tax charge of $7 million for loss from early extinguishment of debt, and

•	an after-tax charge of $4 million from fair value adjustments on the CVR agreement liability accounted for at fair value related to the Health Management Associates, Inc., or HMA, legal proceedings, and related legal expenses.

Loss from continuing operations for the three months ended June 30, 2016 included the following:

•	an after-tax charge of $8 million related to costs incurred for the spin-off of QHC,

•	an after-tax charge of $20 million for loss from early extinguishment of debt,

•	an after-tax charge of $1.5 billion for the impairment of goodwill and long-lived assets, and

•	after-tax income of $60 million for the gain on sale of investments in connection with the sale of our minority equity interest in Valley Health Systems, LLC and Summerlin Hospital Medical Center, LLC.

Consolidated inpatient admissions for the three months ended June 30, 2017, decreased 10.8%, compared to the three months ended June 30, 2016, and consolidated adjusted admissions for the three months ended June 30, 2017, decreased 11.2%, compared to the three months ended June 30, 2016. Both same-store inpatient admissions and same-store adjusted admissions for the three months ended June 30, 2017, decreased 2.5%, compared to the three months ended June 30, 2016.

Our net operating revenues for the six months ended June 30, 2017 decreased $960 million to approximately $8.6 billion compared to approximately $9.6 billion for the six months ended June 30, 2016. On a same-store basis, net operating revenues for the six months ended June 30, 2017 increased $8 million. Our provision for bad debts decreased $93 million to $1.4 billion, or 13.6% of operating revenues (before the provision for bad debts) for the six months ended June 30, 2017, from $1.5 billion, or 13.2% of operating revenues (before the provision for bad debts) for the six months ended June 30, 2016.

We had a loss from continuing operations of $292 million during the six months ended June 30, 2017, compared to a loss from continuing operations of $1.4 billion for the six months ended June 30, 2016. Loss from continuing operations for the six months ended June 30, 2017 included the following:

•	after-tax income of $22 million for government and other legal settlements, net of related legal expenses, primarily as a result of the previously announced settlement of the shareholder derivative action in January 2017,

•	an after-tax charge of $299 million for the impairment of goodwill and long-lived assets of hospitals sold or held for sale based on their estimated fair values,

•	an after-tax charge of $2 million for employee termination benefits and other restructuring costs,

•	an after-tax charge of $20 million for loss from early extinguishment of debt, and

•	an after-tax charge of $9 million from fair value adjustments on the CVR agreement liability accounted for at fair value related to the HMA legal proceedings, and related legal expenses.

Loss from continuing operations for the six months ended June 30, 2016 included the following:

•	an after-tax charge of $14 million for the impairment of long-lived assets, and

•	an after-tax charge of $10 million related to costs incurred for the spin-off of QHC,

•	an after-tax charge of $20 million for loss from early extinguishment of debt,

•	an after-tax charge of $1.5 billion for the impairment of goodwill and long-lived assets, and

•	after-tax income of $60 million for the gain on sale of investments in connection with the sale of our minority equity interest in Valley Health Systems, LLC and Summerlin Hospital Medical Center, LLC.

Consolidated inpatient admissions for the six months ended June 30, 2017, decreased 11.1%, compared to the six months ended June 30, 2016, and consolidated adjusted admissions for the six months ended June 30, 2017, decreased 11.9%, compared to the six months ended June 30, 2016. Both same-store inpatient admissions and same-store adjusted admissions for the six months ended June 30, 2017, decreased 1.8%, compared to the six months ended June 30, 2016.

Self-pay revenues represented approximately 12.2% and 12.4% of net operating revenues for the three months ended June 30, 2017 and 2016, respectively, and 12.2% and 12.3% for the six months ended June 30, 2017 and 2016, respectively. The amount of foregone revenue related to providing charity care services as a percentage of net operating revenues was approximately 3.1% and 2.4% for the three months ended June 30, 2017 and 2016, respectively and 2.8% and 2.3% for the six months ended June 30, 2017 and 2016, respectively. Direct and indirect costs incurred in providing charity care services as a percentage of net operating revenues were approximately 0.4% and 0.3% for the three months ended June 30, 2017 and 2016, respectively, and approximately 0.4% and 0.3% for the six months ended June 30, 2017 and 2016, respectively.

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

We are monitoring the efforts by Congress related to healthcare reform. Of critical importance to us will be the potential impact of any changes specific to the Medicaid funding and expansion provisions of the Affordable Care Act. We operate hospitals in five of the ten states that experienced the largest reductions in uninsured rates among adult residents between 2013 and 2015. The states with the greatest reductions in the number of uninsured adult residents have expanded Medicaid. A number of states have opted out of the Medicaid coverage expansion provisions, but could ultimately decide to expand their programs at a later date. Of the 21 states in which we operated hospitals that were included in continuing operations as of June 30, 2017, 10 states have taken action to expand their Medicaid programs. At this time, the other 11 states have not, including Florida, Tennessee and Texas, where we operated a significant number of hospitals as of June 30, 2017. Some states that have opted out are considering options such as waiver plans to operate an alternative Medicaid expansion plan. Failure to expand Medicaid or implement an effective alternative in these states will likely have a negative impact on the goal of reducing the number of uninsured individuals.

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

It is difficult to predict the ultimate effect of the Affordable Care Act due to executive orders and implementation changes, clarifications and modifications resulting from the rule-making process, judicial interpretations resulting from court challenges to its constitutionality and interpretation, whether and how many states ultimately decide to expand Medicaid coverage, the number of uninsured who elect to purchase health insurance coverage, budgetary issues at federal and state levels, and efforts to change or repeal the statute. We may not be able to fully realize the positive impact the Affordable Care Act may otherwise have on our business, results of operations, cash flow, capital resources and liquidity. We cannot predict whether we will be able to modify certain aspects of our operations to offset any potential adverse consequences from the Affordable Care Act or the impact of any alternative provisions that may be adopted.

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

Although we believe that our hospital facilities are currently in compliance with the meaningful use standards, there can be no assurance that all of our facilities will remain in compliance and therefore not be subject to the HITECH payment reductions. We recognized approximately $17 million and $31 million during the three months ended June 30, 2017 and 2016, respectively, and $23 million and $49 million during the six months ended June 30, 2017 and 2016, respectively, for HITECH incentive reimbursements from Medicare and Medicaid related to certain of our hospitals and for certain of our employed physicians, which are presented as a reduction of operating expenses. As our hospital facilities and affiliated professionals have achieved substantial compliance with the HITECH standards and continue to complete the maximum time period for receiving incentive payments, the amount of incentive reimbursements will continue to decline in 2017.

As a result of our current levels of cash, available borrowing capacity, long-term outlook on our debt repayments, the refinancing of our term loans and our continued projection of our ability to generate cash flows, we anticipate that we will be able to invest the necessary capital in our business over the next twelve months. We believe there continues to be ample opportunity for growth in substantially all of our markets by decreasing the need for patients to travel outside their communities for healthcare services. Furthermore, we will continue to strive to improve operating efficiencies and procedures in order to improve our profitability at our hospitals.

Sources of Revenue

The following table presents the approximate percentages of operating revenues, net of contractual allowances and discounts (but before provision for bad debts), by payor source for the periods indicated. The data for the periods presented are not strictly comparable due to the effect that hospital acquisitions and divestitures have had on these statistics.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Medicare	22.5%	23.9%	23.1%	24.4%
Medicaid	11.1	10.5	10.6	10.4
Managed Care and other third-party payors	54.2	53.2	54.1	52.9
Self-pay	12.2	12.4	12.2	12.3

Total	100.0%	100.0%	100.0%	100.0%

As shown above, we receive a substantial portion of our revenues from the Medicare and Medicaid programs. Included in Managed Care and other third-party payors is operating revenues from insurance companies with which we have insurance provider contracts, Medicare managed care, insurance companies for which we do not have insurance provider contracts, workers’ compensation carriers and non-patient service revenue, such as rental income and cafeteria sales. In the future, we generally expect revenues received from the Medicare and Medicaid programs to increase due to the general aging of the population. In addition, the Affordable Care Act has increased and is expected to continue to increase the number of insured patients in states that have expanded Medicaid, which in turn, has reduced and is expected to continue to reduce the percentage of revenues from self-pay patients. However, the Affordable Care Act, as currently structured, imposes significant reductions in amounts the government pays Medicare managed care plans. The trend toward increased enrollment in Medicare managed care may adversely affect our operating revenue growth. Other provisions in the Affordable Care Act impose minimum medical-loss ratios and require insurers to meet specific benefit requirements. Furthermore, in the normal course of business, managed care programs, insurance companies and employers actively negotiate the amounts paid to hospitals. The trend toward increased enrollment in managed care may adversely affect our operating revenue growth. There can be no assurance that we will retain our existing reimbursement arrangements or that these third-party payors will not attempt to further reduce the rates they pay for our services.

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-based reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for the treatment of patients covered by Medicare, Medicaid and non-governmental payors are generally less than the standard billing rates. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues and net loss by an insignificant amount in each of the three and six-month periods ended June 30, 2017 and 2016.

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

The following tables summarize, for the periods indicated, selected operating data.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Operating results, as a percentage of net operating revenues:
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses (a)	(90.0)	(88.3)	(88.8)	(88.0)
Depreciation and amortization	(5.4)	(6.0)	(5.3)	(6.0)
Impairment and (gain) loss on sale of businesses, net	(1.9)	(35.7)	(3.8)	(17.3)

Income (loss) from operations	2.7	(30.0)	2.1	(11.3)
Interest expense, net	(5.8)	(5.4)	(5.4)	(5.2)
Loss from early extinguishment of debt	(0.2)	(0.7)	(0.4)	(0.3)
Gain on sale of investments in unconsolidated affiliates	–	2.1	–	1.0
Equity in earnings of unconsolidated affiliates	0.1	0.4	0.1	0.4

Loss from continuing operations before income taxes	(3.2)	(33.6)	(3.6)	(15.4)
Benefit from income taxes	0.4	3.0	0.2	1.1

Loss from continuing operations	(2.8)	(30.6)	(3.4)	(14.3)
Loss from discontinued operations, net of taxes	(0.1)	–	(0.1)	–

Net loss	(2.9)	(30.6)	(3.5)	(14.3)
Less: Net income attributable to noncontrolling interests	(0.4)	(0.6)	(0.4)	(0.5)

Net loss attributable to Community Health Systems, Inc. stockholders	(3.3)%	(31.2)%	(3.9)%	(14.8)%

	Three Months Ended	Six Months Ended
	June 30, 2017	June 30, 2017
Percentage decrease from prior year:
Net operating revenues	(9.7)%	(10.0)%
Admissions	(10.8)	(11.1)
Adjusted admissions (b)	(11.2)	(11.9)
Average length of stay	(2.2)	–
Net loss attributable to Community Health Systems, Inc. (c)	90.4	76.4
Same-store percentage (decrease) increase from prior year (d):
Net operating revenues	(0.7)%	0.1%
Admissions	(2.5)	(1.8)
Adjusted admissions (b)	(2.5)	(1.8)

(a)	Operating expenses include salaries and benefits, supplies, other operating expenses, government and other legal settlements and related costs, electronic health records incentive reimbursement and rent.
(b)	Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by multiplying admissions by gross patient revenues and then dividing that number by gross inpatient revenues.
(c)	Includes loss from discontinued operations.
(d)	Includes acquired hospitals to the extent we operated them in both periods and excludes our hospitals that have previously been classified as discontinued operations for accounting purposes. In addition, also excludes information for the hospitals sold or closed during both the three and the six months ended June 30, 2017 and 2016, respectively.

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Net operating revenues decreased by 9.7% to approximately $4.1 billion for the three months ended June 30, 2017, from approximately $4.6 billion for the three months ended June 30, 2016. Our provision for bad debts decreased by $21 million to $679 million, or 14.1% of operating revenues (before the provision for bad debts) for the three months ended June 30, 2017, from $700 million, or 13.2% of operating revenues (before the provision for bad debts) for the three months ended June 30, 2016. The increase in the provision for bad debt as a percentage of operating revenues (before the provision for bad debt) is primarily due to increases in self-pay patient co-pays and deductibles. Net operating revenues from same-store hospitals decreased $30 million or 0.7% during the three months ended June 30, 2017, as compared to the three months ended June 30, 2016. Non-same-store net operating revenues decreased $416 million during the three months ended June 30, 2017, in comparison to the prior year period, with the decrease attributable primarily to the spin-off of QHC. The decrease in same-store net operating revenues was attributable to the decline in inpatient admissions and adjusted admissions. On a consolidated basis, inpatient admissions decreased by 10.8% and adjusted admissions decreased by 11.2% during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. On a same-store basis, net operating revenues per adjusted admissions increased 1.8%, while both inpatient admissions and adjusted admissions decreased by 2.5% during the three months ended June 30, 2017, compared to the three months ended June 30, 2016. Our admissions declined primarily due to a decrease in obstetrics volume and an increase in observation days, and was also impacted by lower readmissions, a decrease in inpatient surgeries, and a decrease in admissions related to discontinuing certain service lines.

Operating expenses, as a percentage of net operating revenues, decreased from 130.0% during the three months ended June 30, 2016 to 97.3% during the three months ended June 30, 2017. Operating expenses, excluding depreciation and amortization and impairment and (gain) loss on sale of businesses, as a percentage of net operating revenues, increased from 88.3% for the three months ended June 30, 2016 to 90.0% for the three months ended June 30, 2017. Salaries and benefits, as a percentage of net operating revenues, decreased from 46.9% for the three months ended June 30, 2016 to 46.3% for the three months ended June 30, 2017. This decrease in salaries and benefits, as a percentage of net operating revenues, was primarily due to improved staffing and benefit expense management. Supplies, as a percentage of net operating revenues, increased from 16.6% for the three months ended June 30, 2016 to 16.8% for the three months ended June 30, 2017, primarily as a result of an increase in implant costs due to an increase in surgical case mix over the prior year. Other operating expenses, as a percentage of net operating revenues, increased from 23.1% for the three months ended June 30, 2016 to 24.6% for the three months ended June 30, 2017, primarily as a result of higher medical specialist fees, an increase in purchased services, growth in malpractice insurance and higher information systems expense. Government and other legal settlements and related costs, as a percentage of net operating revenues, increased from less than (0.1)% for the three months ended June 30, 2016 to expense of 0.2% for the three months ended June 30, 2017 primarily due to the settlement in principle of certain legal claims during the three months ended June 30, 2017 . Rent, as a percentage of net operating revenues, increased from 2.4% for the three months ended June 30, 2016 to 2.5% for the three months ended June 30, 2017.

EHR incentive reimbursements represent those incentives under HITECH for which the recognition criterion has been met. We recognized approximately $17 million and $31 million of incentive reimbursements, or 0.4% and 0.7% of net operating revenues, for the three months ended June 30, 2017 and 2016, respectively. The decrease in EHR incentive reimbursements is due to the majority of our hospitals completing the various stages of meaningful use compliance, resulting in the expected decline in reimbursement as those programs wind down. We received cash payments of $25 million and $18 million for these incentives during the three months ended June 30, 2017 and 2016, respectively. As of June 30, 2017 and 2016, $2 million and $4 million, respectively, was recorded as deferred revenue as all criteria for gain recognition had not been met at that date.

Depreciation and amortization, as a percentage of net operating revenues, decreased from 6.0% for three months ended June 30, 2016 to 5.4% for the three months ended June 30, 2017, primarily due to ceasing depreciation on property and equipment at hospitals held for sale.

Impairment and (gain) loss on sale of businesses was $80 million for the three months ended June 30, 2017, compared to $1.6 billion for the three months ended June 30, 2016. Impairment of goodwill and long-lived assets for the three months ended June 30, 2017 included impairment of approximately $80 million related to impairment of the long-lived assets and reporting unit goodwill allocated to hospitals classified as held for sale during the three months ended June 30, 2017. Impairment for long-lived assets for the three months ended June 30, 2016 includes a $1.6 billion impairment of certain long-lived assets based on their estimated fair values. Of this charge, $1.4 billion related to goodwill for our hospital reporting unit, and $239 million related to the adjustment of the fair value of certain long-lived assets at certain hospitals we intend to sell and certain other underperforming hospitals.

Interest expense, net, decreased by $7 million to $239 million for the three months ended June 30, 2017 compared to $246 million for the three months ended June 30, 2016, primarily due to a decrease in our average outstanding debt during the three months ended June 30, 2017, which resulted in a decrease in interest expense of $19 million. This decrease was partially offset by an increase in interest rates during the three months ended June 30, 2017, compared to the same period in 2016, which resulted in an increase in interest expense of $12 million.

Loss from early extinguishment of debt of $10 million was recognized during the three months ended June 30, 2017 which resulted from the repayment of certain outstanding notes and term loans under the Credit Facility as discussed further in Capital Resources. Loss from early extinguishment of debt of $30 million was recognized during the three months ended June 30, 2016 resulting from the repayment of certain outstanding notes and term loans under the Credit Facility.

No gain on sale of investments in unconsolidated affiliates was recognized during the three months ended June 30, 2017. A gain on sale of investments in unconsolidated affiliates of $94 million was recognized during the three months ended June 30, 2016 resulting from the sale of our unconsolidated minority equity interests in Valley Health System LLC, a joint venture with UHS representing four hospitals in Las Vegas, Nevada, in which we owned a 27.5% interest, and in Summerlin Hospital Medical Center LLC, a joint venture with UHS representing one hospital in Las Vegas, Nevada, in which we owned a 26.1% interest.

Equity in earnings of unconsolidated affiliates, as a percentage of net operating revenues, decreased from 0.4% for the three months ended June 30, 2016 to 0.1% for the three months ended June 30, 2017, primarily resulting from our sale in April 2016 of our unconsolidated minority equity interests in joint ventures with UHS for five hospitals in Las Vegas, Nevada.

The net results of the above-mentioned changes resulted in the loss from continuing operations before income taxes decreasing $1.4 billion from a loss of $1.5 billion for the three months ended June 30, 2016 to a loss of $131 million for the three months ended June 30, 2017.

The benefit for income taxes on loss from continuing operations decreased from $138 million for the three months ended June 30, 2016 to $15 million for the three months ended June 30, 2017, primarily due to the decrease in the loss from continuing operations before income taxes. Our effective tax rates were 11.5% and 8.9% for the three months ended June 30, 2017 and 2016, respectively. The increase in our effective tax rate for the three months ended June 30, 2017, when compared to the three months ended June 30, 2016, was primarily due to the non-deductible nature of certain goodwill written off in the $80 million impairment and (gain) loss on sale of businesses for the three months ended June 30, 2017. Including the expense related to income attributable to noncontrolling interests, the effective tax rate for the three months ended June 30, 2017 and 2016 would have been 10.3% and 8.8%, respectively. In addition to the items discussed above, this increase was primarily due to a disproportionate increase in income from continuing operations before income taxes, when compared to the decrease in net income attributable to noncontrolling interests for those same periods, which is not tax affected in our condensed consolidated financial statements.

Loss from continuing operations, as a percentage of net operating revenues, decreased from 30.6 % for the three months ended June 30, 2016 to 2.8% for the three months ended June 30, 2017.

Discontinued operations for these periods include the results of operations of certain hospitals owned or leased by us as of June 30, 2017 and 2016, which were classified as being held for sale or sold. The operation of these hospitals resulted in a loss, net of taxes, of $1 million during both the three months ended June 30, 2017 and 2016, respectively. An after-tax impairment charge of $5 million was recorded during the three months ended June 30, 2017, based on the difference between the estimated fair value and the carrying value of the assets held for sale. No impairment charge was recorded during the three months ended June 30, 2016. Overall, discontinued operations consisted of a loss, net of taxes, of $6 million and $1 million for the three months ended June 30, 2017 and 2016, respectively.

Net loss, as a percentage of net operating revenues, decreased from 30.6% for the three months ended June 30, 2016 to 2.9% for the three months ended June 30, 2017.

Net income attributable to noncontrolling interests, as a percentage of net operating revenues, decreased from 0.6% for the three months ended June 30, 2016 to 0.4% for the three months ended June 30, 2017.

Net loss attributable to Community Health Systems, Inc. was $137 million for the three months ended June 30, 2017, compared to $1.4 billion for the three months ended June 30, 2016. The increase in net income attributable to Community Health Systems, Inc. was primarily due to the impairment of goodwill and certain long-lived assets based on their estimated fair values for hospitals held for sale in 2016.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Net operating revenues decreased by 10.0% to approximately $8.6 billion for the six months ended June 30, 2017, from approximately $9.6 billion for the six months ended June 30, 2016. Our provision for bad debts decreased by $93 million to $1.4 billion, or 13.6% of operating revenues (before the provision for bad debts) for the six months ended June 30, 2017, from $1.5 billion, or 13.2% of operating revenues (before the provision for bad debts) for the six months ended June 30, 2016. Net operating revenues from same-store hospitals increased $8 million or 0.1% during the six months ended June 30, 2017, as compared to the six months ended June 30, 2016. Non-same-store net operating revenues decreased $968 million during the six months ended June 30, 2017, in comparison to the prior year period, with the decrease attributable primarily to the spin-off of QHC. The increase in same-store net operating revenues was attributable to rate increases and favorable changes in payor mix partially offset by lower admissions. On a consolidated basis, inpatient admissions decreased by 11.1% and adjusted admissions decreased by 11.9% during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. On a same-store basis, net operating revenues per adjusted admissions increased 1.9%, while both inpatient admissions and adjusted admissions decreased by 1.8% during the six months ended June 30, 2017, compared to the six months ended June 30, 2016.

Operating expenses, as a percentage of net operating revenues, decreased from 111.3% during the six months ended June 30, 2016 to 97.9% during the six months ended June 30, 2017. Operating expenses, excluding depreciation and amortization and impairment and (gain) loss on sale of businesses, as a percentage of net operating revenues, increased from 88.0% for the six months ended June 30, 2016 to 88.8% for the six months ended June 30, 2017. Salaries and benefits, as a percentage of net operating revenues, decreased from 46.6% for the six months ended June 30, 2016 to 46.1% for the six months ended June 30, 2017. This decrease in salaries and benefits, as a percentage of net operating revenues, was primarily due to improved staffing and benefit expense management. Supplies, as a percentage of net operating revenues, increased from 16.3% for the six months ended June 30, 2016 to 16.8% for the six months ended June 30, 2017, primarily as a result of an increase in implant costs due to an increase in surgical case mix over the prior year. Other operating expenses, as a percentage of net operating revenues, increased from 23.2% for the six months ended June 30, 2016 to 24.1% for the six months ended June 30, 2017, primarily as a result of higher medical specialist fees, an increase in purchased services and higher information systems expense. Government and other legal settlements and related costs, as a percentage of net operating revenues, increased from expense of less than 0.1% for the six months ended June 30, 2016 to income of 0.4% for the six months ended June 30, 2017 primarily as a result of the gain recorded from the previously announced settlement of the shareholder derivative action in January 2017. Rent, as a percentage of net operating revenues, increased from 2.4% for the six months ended June 30, 2016 to 2.5% for the six months ended June 30, 2017.

EHR incentive reimbursements represent those incentives under HITECH for which the recognition criterion has been met. We recognized approximately $23 million and $49 million of incentive reimbursements, or 0.3% and 0.5% of net operating revenues, for the six months ended June 30, 2017 and 2016, respectively. The decrease in EHR incentive reimbursements is due to the majority of our hospitals completing the various stages of meaningful use compliance, resulting in the expected decline in reimbursement as those programs wind down. We received cash payments of $36 million and $102 million for these incentives during the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017 and 2016, $2 million and $4 million, respectively, was recorded as deferred revenue as all criteria for gain recognition had not been met at that date.

Depreciation and amortization, as a percentage of net operating revenues, decreased from 6.0% for six months ended June 30, 2016 to 5.3% for the six months ended June 30, 2017, primarily due to ceasing depreciation on property and equipment at hospitals held for sale.

Impairment and (gain) loss on sale of businesses was $330 million for the six months ended June 30, 2017, compared to $1.7 billion for the six months ended June 30, 2016. Impairment of goodwill and long-lived assets for the six months ended June 30, 2017 included impairment of approximately $330 million related to impairment of the long-lived assets and reporting unit goodwill allocated to hospitals classified as held for sale during the six months ended June 30, 2017. Impairment for long-lived assets for the six months ended June 30, 2016 includes an impairment of approximately $10 million related to the reporting unit goodwill and fixed assets allocated to two hospitals sold, impairment of approximately $7 million related to the impairment of certain long-lived assets at one of our smaller hospitals permanently closed and a $1.6 billion impairment of certain long-lived assets based on their estimated fair values. The $1.6 billion impairment charge consisted of $1.4 billion relating to goodwill for our hospital reporting unit, and $239 million related to the adjustment of the fair value of certain long-lived assets at certain hospitals we intended to sell and for other underperforming hospitals.

Interest expense, net, decreased by $28 million to $468 million for the six months ended June 30, 2017 compared to $496 million for the six months ended June 30, 2016, primarily due to a decrease in our average outstanding debt during the six months ended June 30, 2017, which resulted in a decrease in interest expense of $45 million. Additionally, a decrease in interest expense of $3 million is due to one less day of interest expense during the six months ended June, 30 2017 since 2016 was a leap year, and a decrease in interest expense of $1 million for the six months ended June 30, 2017 is a result of more interest being capitalized as compared to the same period in 2016 because of an increase in major construction projects during the six months ended June 30, 2017. These decreases were partially offset by an increase in interest rates during the six months ended June 30, 2017, compared to the same period in 2016, which resulted in an increase in interest expense of $21 million.

Loss from early extinguishment of debt of $31 million was recognized during the six months ended June 30, 2017. The loss from early extinguishment of debt resulted from the repayment of certain outstanding notes and term loans under the Credit Facility as discussed further in Capital Resources. Loss from early extinguishment of debt of $30 million was recognized during the six months ended June 30, 2016 resulting from the repayment of certain outstanding notes and term loans under the Credit Facility.

No gain on sale of investments in unconsolidated affiliates was recognized during the six months ended June 30, 2017. A gain on sale of investments in unconsolidated affiliates of $94 million was recognized during the six months ended June 30, 2016 resulting from the sale of our unconsolidated minority equity interests in Valley Health System LLC, a joint venture with UHS representing four hospitals in Las Vegas, Nevada, in which we owned a 27.5% interest, and in Summerlin Hospital Medical Center LLC, a joint venture with UHS representing one hospital in Las Vegas, Nevada, in which we owned a 26.1% interest.

Equity in earnings of unconsolidated affiliates, as a percentage of net operating revenues, decreased from 0.4% for the six months ended June 30, 2016 to 0.1% for the six months ended June 30, 2017, primarily resulting from our sale in April 2016 of our unconsolidated minority equity interests in joint ventures with UHS for five hospitals in Las Vegas, Nevada.

The net results of the above-mentioned changes resulted in loss from continuing operations before income taxes decreasing $1.2 billion from loss of $1.5 billion for the six months ended June 30, 2016 to a loss of $307 million for the six months ended June 30, 2017.

The benefit for income taxes on income from continuing operations decreased from $112 million for the six months ended June 30, 2016 to $15 million for the six months ended June 30, 2017, primarily due to the increase in income from continuing operations before income taxes. Our effective tax rates were 4.9% and 7.6% for the six months ended June 30, 2017 and 2016, respectively. The decrease in our effective tax rate for the six months ended June 30, 2017, when compared to the six months ended June 30, 2016, was primarily due to the non-deductible nature of certain goodwill written off in the $330 million (gain) impairment and loss on sale of businesses for the six months ended June 30, 2017, partially offset by approximately $16 million of tax expense recognized on the tax deficiency created by a difference between the actual tax deduction that will be recognized from the vesting of restricted stock during the six months ended June 30, 2017, compared to the higher stock compensation expense previously recorded over the vesting period as determined based on the fair value of the restricted stock at the grant date. Including the expense related to income attributable to noncontrolling interests, the effective tax rate for the six months ended June 30, 2017 and 2016 would have been 4.4% and 7.3%, respectively. In addition to the items discussed above, this decrease was primarily due to a disproportionate increase in income from continuing operations before income taxes, when compared to the decrease in net income attributable to noncontrolling interests for those same periods, which is not tax affected in our condensed consolidated financial statements.

Loss income from continuing operations, as a percentage of net operating revenues, decreased from 14.3% for the six months ended June 30, 2016 to 3.4% for the six months ended June 30, 2017.

Discontinued operations for these periods include the results of operations of certain hospitals owned or leased by us as of June 30, 2017 and 2016, which were classified as being held for sale or sold. The operation of these hospitals resulted in a loss, net of taxes, of $2 million during both the six months ended June 30, 2017 and 2016, respectively. An after-tax impairment charge of $5 million and $1 million was recorded during the six months ended June 30, 2017 and 2016, respectively, based on the difference between the estimated fair value and the carrying value of the assets held for sale Overall, discontinued operations consisted of a loss, net of taxes, of $7 million and $3 million during the six months ended June 30, 2017 and 2016.

Net loss, as a percentage of net operating revenues, decreased from 14.3% for the six months ended June 30, 2016 to 3.5% for the six months ended June 30, 2017.

Net income attributable to noncontrolling interests, as a percentage of net operating revenues decreased from 0.5% for the six months ended June 30, 2016 to 0.4% for the six months ended June 30, 2017.

Net loss attributable to Community Health Systems, Inc. was $335 million for the six months ended June 30, 2017, compared to $1.4 billion for the six months ended June 30, 2016. The increase in net income attributable to Community Health Systems, Inc. was primarily due to the impairment of goodwill and certain long-lived assets based on their estimated fair values for hospitals held for sale in 2016.

Liquidity and Capital Resources

Net cash provided by operating activities decreased $129 million, from approximately $632 million for the six months ended June 30, 2016, to approximately $503 million for the six months ended June 30, 2017. The decrease in cash provided by operating activities was primarily the result of the loss of cash flow contributed from previously divested hospitals, a decrease in cash flow due to the timing of payroll funding compared to the prior year, a decrease in cash received from HITECH incentive reimbursement, and other changes in working capital. Such decreases were offset by improvements in cash flow from patient accounts receivable collections, as well as the net cash received from the settlement proceeds, net of legal fees, of the shareholder derivative action in January 2017. Total cash paid for interest during the six months ended June 30, 2017 decreased to approximately $409 million compared to $489 million for the six months ended June 30, 2016, which is primarily related to the decrease in the average outstanding debt balance. Approximately $6 million was paid for income taxes for the six months ended June 30, 2017, compared to approximately $4 million paid for income taxes for the six months ended June 30, 2016. Included in net cash provided by operating activities for the six months ended June 30, 2017 was $36 million of cash received for HITECH incentive reimbursements, compared to $102 million received for the six months ended June 30, 2016.

The cash provided by investing activities decreased $581 million, from approximately $1.2 billion for the six months ended June 30, 2016 to approximately $596 million for the six months ended June 30, 2017. The decrease in cash provided by investing activities was primarily due to a decrease in cash provided by the distribution from QHC of $1.2 billion received as part of the spin-off transaction during the six months ended June 30, 2016, a decrease in cash provided by the April 29, 2016 sale of our investments in unconsolidated affiliates of $403 million, related to our unconsolidated interest in two joint ventures with UHS representing five hospitals in Las Vegas, Nevada, a decrease in cash provided by the net impact of the purchases and sales of available-for-sale securities of $160 million, and a decrease in the proceeds from the sale of property and equipment of $4 million. The decrease in cash provided by investing activities was partially offset by an increase in proceeds from the disposition of hospitals and other ancillary operations of $909 million; a decrease of $110 million in the cash used in the acquisition of facilities and other related equipment as a result of no hospital acquisitions during the six months ended June 30, 2017, compared to the acquisition of three hospitals during the six months ended June 30, 2016; a decrease in the cash used in the purchase of property and equipment of $133 million; and a decrease in cash used for other investments (primarily from internal-use software expenditures and physician recruiting costs) of $53 million for the six months ended June 30, 2017. Included in cash outflows for other investments for the six months ended June 30, 2017 is approximately $12 million of capital expenditures related to the purchase and implementation of certified EHR technology, including implementation of Cerner software at several hospital locations. The remaining cash outflows for other investments for the six months ended June 30, 2017 primarily consists of purchases and development of other internal-use software and payments made under non-employee physician recruiting agreements of $48 million. We anticipate being able to fund future routine capital expenditures with cash flows generated from operations.

Our net cash used in financing activities was $569 million for the six months ended June 30, 2017, compared to net cash used in financing activities of $1.5 billion for the six months ended June 30, 2016, a decrease of approximately $963 million. The decrease in cash used in financing activities, in comparison to the prior year period, is primarily due to an increase in our long-term borrowings and issuance of long-term debt of $1.1 billion, an increase in proceeds from noncontrolling investors in joint ventures of $5 million, and a reduction in cash paid for the redemption of noncontrolling investments in joint ventures of $12 million. These decreases were partially offset by an increase in cash paid for deferred financing costs and other debt-related costs of $40 million, an increase in cash paid for the distribution of noncontrolling investments in joint ventures of $6 million, a decrease in the proceeds from our receivables facility of $5 million, and an increase in cash paid for the repayment of long-term debt of $137 million.

Capital Expenditures

Cash expenditures for purchases of facilities were $4 million for the six months ended June 30, 2017, compared to $114 million for the six months ended June 30, 2016. The decrease was due to no hospital acquisitions during the six months ended June 30, 2017 compared to the acquisition of three hospitals completed during the six months ended June 30, 2016. Our expenditures for the six months ended June 30, 2017 were related to the purchase of physician practices and other ancillary services.

Excluding the cost to construct replacement hospitals, our cash expenditures for routine capital for the six months ended June 30, 2017 totaled $269 million compared to $399 million for the six months ended June 30, 2016. These capital expenditures related primarily to the purchase of additional equipment, minor renovations and information systems infrastructure. Costs to construct replacement hospitals totaled $5 million for the six months ended June 30, 2017, compared to $8 million for the six months ended June 30, 2016. The costs to construct replacement hospitals for the six months ended June 30, 2017 and 2016 represent both planning and construction costs for the replacement hospital in York, Pennsylvania. In conjunction with the sale of Memorial Hospital of York on July 1, 2017, we no longer have any planned costs to construct this replacement hospital.

Pursuant to a hospital purchase agreement from our March 1, 2016 acquisition of La Porte Hospital and Starke Hospital, we committed to build replacement facilities in both La Porte, Indiana and Knox, Indiana. Under the terms of such agreement, construction of the replacement hospital for LaPorte Hospital is required to be completed within five years of the date of acquisition, or March 2021. In addition, construction of the replacement facility for Starke Hospital is required to be completed within five years of the date we enter into a new lease with Starke County, Indiana, the hospital lessor, or in the event we do not enter into a new lease with Starke County, construction shall be completed by September 30, 2026. We have not entered into a new lease with the lessor for Starke Hospital and currently anticipate completing construction of the Starke Hospital replacement facility in 2026. Construction costs, including equipment costs, for the La Porte and Starke replacement facilities are currently estimated to be approximately $125 million and $15 million, respectively.

Capital Resources

Net working capital was approximately $2.7 billion at June 30, 2017, compared to $1.8 billion at December 31, 2016. Net working capital increased by approximately $897 million between December 31, 2016 and June 30, 2017. This increase is primarily due to the increase in cash received on June 30, 2017, related to the divestiture of five hospitals combined with the reclassification of current debt maturities to long-term debt in conjunction with the amendment to and refinancing of a portion of our debt during the six months ended June 30, 2017. The additional cash at June 30, 2017 is expected to be used in subsequent periods to repay our long-term debt and for general corporate purposes.

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

On March 9, 2015, CHS entered into Amendment No. 1 and Incremental Term Loan Assumption Agreement to refinance the existing Term E Loans due 2017 into Term F Loans due 2018, in an original aggregated principal amount of $1.7 billion, or Term F Facility. On May 18, 2015, CHS entered into an Incremental Term Loan Assumption Agreement to provide for a new $1.6 billion incremental Term G facility due 2019, or Term G Facility, and a new approximately $2.9 billion incremental Term H facility due 2021, or Term H Facility. The proceeds of the Term G Facility and Term H Facility were used to repay our existing Term D Facility in full. On April 29, 2016, using part of the cash generated from the QHC spin-off, we repaid approximately $190 million of our Term F Facility. On December 5, 2016, we entered into Amendment No. 2 to the Credit Facility, or Amendment No. 2, to adjust financial maintenance covenants in the Credit Facility. In connection with Amendment No. 2, we agreed to certain other additional undertakings for the benefit of the lenders under the Revolving Facility and the Term A Facility.

On December 30, 2016, using the cash generated from the sale of a majority ownership in our home care division and from the completion of the sale-lease back transaction for ten of our medical office buildings, we repaid approximately $48 million of our Term F Facility, approximately $26 million of our Term A Facility, approximately $52 million of our Term G Facility and $96 million of our Term H Facility. On March 16, 2017, CHS issued a $2.2 billion aggregate principal amount of 6 1⁄4% Senior Secured Notes due 2023, or 6 1⁄4% Senior Secured Notes, a portion of the net proceeds of which was used to repay our existing Term F Facility in full. On May 4, 2017, using the cash generated from the hospital divestiture transactions completed on May 1, 2017, we repaid approximately $39 million of our Term A Facility, approximately $75 million of our Term G Facility and $147 million of our Term H Facility. On May 12, 2017, CHS completed a tack-on offering of $900 million aggregate principal amount of 6 1⁄4% Senior Secured Notes, a portion of the net proceeds of which was used to repay the Company’s existing Term A Facility in full. The tack-on offering increased the total aggregate principal amount of 6 1⁄4% Senior Secured Notes to $3.1 billion.

On May 30, 2017, we entered into a Loan Modification Agreement to the Credit Facility, or Loan Modification Agreement, to extend the maturity date of the Revolving Facility. Following the Loan Modification Agreement, we have Revolving Facility commitments through January 27, 2019 of approximately $929 million, of which a $739 million portion represents extended commitments maturing January 27, 2021. In connection with the Loan Modification Agreement, the financial maintenance covenants in the Credit Facility were further adjusted and we agreed to certain other additional undertakings for the benefit of the extending Revolving Facility lenders.

On June 30, 2017, using a portion of the cash generated from the July 1, 2017 hospital divestitures that preliminarily closed on June 30, 2017, we repaid approximately $122 million of our Term G Facility and $225 million of our Term H Facility.

The loans under the Credit Facility bear interest on the outstanding unpaid principal amount at a rate equal to an applicable percentage plus, at our option, either (a) an Alternate Base Rate (as defined) determined by reference to the greater of (1) the Prime Rate (as defined) announced by Credit Suisse or (2) the Federal Funds Effective Rate (as defined) plus 0.50% or (3) the adjusted LIBOR rate on such day for a three-month interest period commencing on the second business day after such day plus 1% or (b) LIBOR. In addition, the margin in respect of the Revolving Facility will be subject to adjustment determined by reference to a leverage-based pricing grid. Loans in respect of the Revolving Facility currently accrue interest at a rate per annum equal to LIBOR plus 2.50%, in the case of LIBOR borrowings, and Alternate Base Rate plus 1.50%, in the case of Alternate Base Rate borrowings. The Term G Loan and Term H Loan will accrue interest at a rate per annum equal to LIBOR plus 2.75% and 3.00%, respectively, in the case of LIBOR borrowings, and Alternate Base Rate plus 1.75% and 2.00%, respectively, in the case of Alternate Base Rate borrowings. The Term G Loan and the Term H Loan are subject to a 1.00% LIBOR floor and a 2.00% Alternate Base Rate floor.

Under the Term H Facility, we are required to make amortization payments in aggregate amounts equal to 1% of the original principal amount of the Term H Facility each year. As of December 31, 2016, no additional amortization payments were required to be made under the Term G Facility.

The term loan facility must be prepaid in an amount equal to (1) 100% of the net cash proceeds of certain asset sales and dispositions by us and our subsidiaries, subject to certain exceptions and reinvestment rights (provided that, in connection with the Loan Modification Agreement, we agreed with the extended lenders under the Revolving Facility not to exercise such reinvestment rights with respect to certain announced divestitures), (2) 100% of the net cash proceeds of issuances of certain debt obligations or receivables-based financing by us and our subsidiaries, subject to certain exceptions, and (3) 50%, subject to reduction to a lower percentage based on our leverage ratio (as defined in the Credit Facility generally as the ratio of total debt on the date of determination to our EBITDA, as defined, for the four quarters most recently ended prior to such date), of excess cash flow (as defined) for any year, subject to certain exceptions. Voluntary prepayments and commitment reductions are permitted in whole or in part, without any premium or penalty, subject to minimum prepayment or reduction requirements.

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

The Credit Facility contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting our and our subsidiaries’ ability, subject to certain exceptions, to, among other things, (1) declare dividends, make distributions or redeem or repurchase capital stock, (2) prepay, redeem or repurchase other debt, (3) incur liens or grant negative pledges, (4) make loans and investments and enter into acquisitions and joint ventures, (5) incur additional indebtedness or provide certain guarantees, (6) make capital expenditures, (7) engage in mergers, acquisitions and asset sales, (8) conduct transactions with affiliates, (9) alter the nature of our businesses, (10) grant certain guarantees with respect to physician practices, (11) engage in sale and leaseback transactions or (12) change our fiscal year. We and our subsidiaries are also required to comply with specified financial covenants (consisting of a maximum secured net leverage ratio and an interest coverage ratio) and various affirmative covenants. Under the Credit Facility, the secured net leverage ratio is calculated as the ratio of total secured debt, less unrestricted cash and cash equivalents, to consolidated EBITDA, as defined in the Credit Facility, and the interest coverage ratio is the ratio of consolidated EBITDA, as defined in the Credit Facility, to consolidated interest expense for the period. The calculation of consolidated EBITDA as defined in the Credit Facility is a trailing 12-month calculation that begins with net income attributable to us, with certain pro forma adjustments to consider the impact of material acquisitions or divestitures, and adjustments for interest, taxes, depreciation and amortization, net income attributable to noncontrolling interests, stock compensation expense, restructuring costs, and the financial impact of other non-cash or non-recurring items recorded during any such 12-month period. For the 12-month period ended June 30, 2017, the secured net leverage ratio financial covenant in the Credit Facility limited the ratio of secured debt to EBITDA, as defined, to less than or equal to 4.50 to 1.00. The secured net leverage ratio financial covenant will decrease to 4.25 to 1.00 for the period January 1, 2020 through September 30, 2020, then to 4.00 to 1.00 thereafter. For the 12-month period ended June 30, 2017, the interest coverage ratio financial covenant in the Credit Facility required the ratio of consolidated EBITDA, as defined, to consolidated interest expense to be greater than or equal to 1.75 to 1.00, which will increase to 2.00 to 1.00 on January 1, 2018 (and for all periods thereafter). We were in compliance with all such covenants at June 30, 2017, with a secured net leverage ratio of approximately 3.82 to 1.00 and an interest coverage ratio of approximately 2.36 to 1.00.

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

As of June 30, 2017, the availability for additional borrowings under our Credit Facility, subject to certain limitations as set forth in the Credit Facility, was approximately $929 million pursuant to the Revolving Facility (which amount shall reduce to $739 million on January 27, 2019), of which $71 million was set aside for outstanding letters of credit. We believe that these funds, along with internally generated cash and continued access to the capital markets, will be sufficient to finance future acquisitions, capital expenditures and working capital requirements during the next 12 months.

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

On March 16, 2017, CHS completed a public offering of $2.2 billion aggregate principal amount of 6 1⁄4% Senior Secured Notes due 2023, or the 6 1⁄4% Senior Secured Notes. The net proceeds from this issuance were used to finance the purchase or redemption of $700 million aggregate principal amount of the 2018 Senior Secured Notes and related fees and expenses, and the repayment of $1.445 billion of the Term F Facility. On May 12, 2017, CHS completed a tack-on offering of $900 million aggregate principal amount of 6 1⁄4% Senior Secured Notes, increasing the total aggregate principal amount of 6 1⁄4% Senior Secured Notes to $3.1 billion. A portion of the net proceeds from this issuance were used to finance the repayment of approximately $713 million aggregate principal amount of CHS’ then outstanding Term A Facility and related fees and expenses. The tack-on notes have identical terms, other than issue date and issue price as the 6 1⁄4% Senior Secured Notes issued on March 16, 2017. The 6 1⁄4% Senior Secured Notes bear interest at 6.250% per annum, payable semiannually in arrears on March 31 and September 30, commencing September 30, 2017. Interest on the 6 1⁄4% Senior Secured Notes accrues from the date of original issuance. Interest is calculated on the basis of a 360-day year comprised of twelve 30-day months. Both the 2021 Senior Secured Notes and the 6 1⁄4% Senior Secured Notes are secured by a first-priority lien subject to a shared lien of equal priority with certain other obligations, including obligations under the Credit Facility, and subject to prior ranking liens permitted by the indentures governing the 2021 Senior Secured Notes and the 6 1⁄4% Senior Secured Notes on substantially the same assets, subject to certain exceptions, that secure CHS’ obligations under the Credit Facility.

On March 21, 2012, through certain of its subsidiaries, CHS entered into an accounts receivable loan agreement, or the Receivables Facility, with a group of lenders and banks, Credit Agricolé Corporate and Investment Bank, as a managing agent and as the administrative agent, and The Bank of Nova Scotia, as a managing agent. On March 7, 2013, CHS and certain of its subsidiaries amended the Receivables Facility to add an additional managing agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd., to increase the size of the facility from $300 million to $500 million and to extend the scheduled termination date. Additional subsidiaries also agreed to participate in the Receivables Facility as of that date. On March 31, 2014, CHS and certain of its subsidiaries amended the Receivables Facility to increase the size of the facility from $500 million to $700 million and to extend the scheduled termination date. Additional subsidiaries also agreed to participate in the Receivables Facility as of that date. On November 18, 2016, CHS and certain of its subsidiaries amended the Receivables Facility to extend the scheduled termination date in respect of a $450 million portion of the commitments thereunder and amend certain other provisions thereof. On June 23, 2017, CHS and certain of its subsidiaries amended the Receivables Facility to replace a managing agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd. with PNC Bank, National Association, to decrease the size of the facility from $700 million to $600 million and to extend the scheduled termination date in respect of $150 million of the $250 million portion to expire on November 13, 2018 coterminous with the remaining commitments. The remaining $100 million was repaid with available cash on hand. The existing and future non-self pay patient-related accounts receivable, or the Receivables, for certain affiliated hospitals serve as collateral for the outstanding borrowings under the Receivables Facility. The interest rate on the borrowings is based on the commercial paper rate plus an applicable interest rate spread. Unless earlier terminated or subsequently extended pursuant to its terms, the Receivables Facility will expire on November 13, 2018 in respect of the $600 million of commitments thereunder, subject to customary termination events that could cause an early termination date. CHS maintains effective control over the Receivables because, pursuant to the terms of the Receivables Facility, the Receivables are sold from certain of CHS’ subsidiaries to CHS, and CHS then sells or contributes the Receivables to a special-purpose entity that is wholly-owned by CHS. The wholly-owned special-purpose entity in turn grants security interests in the Receivables in exchange for borrowings obtained from the group of third-party lenders and banks of up to $600 million outstanding from time to time based on the availability of eligible Receivables and other customary factors. The wholly-owned special-purpose entity is not a subsidiary guarantor under the Credit Facility or CHS’ outstanding notes. The group of third-party lenders and banks do not have recourse to CHS or its subsidiaries beyond the assets of the wholly-owned special-purpose entity that collateralizes the loan. The Receivables and other assets of the wholly-owned special-purpose entity will be available first and foremost to satisfy the claims of the creditors of such entity. The outstanding borrowings pursuant to the Receivables Facility at June 30, 2017 totaled $600 million on the condensed consolidated balance sheet. At June 30, 2017, the carrying amount of Receivables included in the Receivables Facility totaled approximately $1.7 billion and is included in patient accounts receivable on the condensed consolidated balance sheet.

As of June 30, 2017, we are currently a party to the following interest rate swap agreements to limit the effect of changes in interest rates on approximately 50.3% of our variable rate debt. On each of these swaps, we receive a variable rate of interest based on the three-month LIBOR, in exchange for the payment by us of a fixed rate of interest. We currently pay, on a quarterly basis, interest on the Revolving Facility at a rate per annum equal to LIBOR plus 2.50%. The Term G Loan and Term H Loan accrue interest at a rate per annum equal to LIBOR plus 2.75% and 3.00%, respectively, in the case of LIBOR borrowings, and Alternate Base Rate plus 1.75% and 2.00%, respectively, in the case of Alternate Base Rate Borrowings. The Term G Loan and the Term H Loan are subject to a 1.00% LIBOR floor and a 2.00% Alternate Base Rate floor.

Swap #	Notional Amount (in millions)	Fixed Interest Rate	Termination Date	Fair Value (in millions)
1	$400	1.882%	August 30, 2019	$2
2	200	2.515%	August 30, 2019	4
3	200	2.613%	August 30, 2019	4
4	300	2.041%	August 30, 2020	2
5	300	2.738%	August 30, 2020	9
6	300	2.892%	August 30, 2020	10
7	300	2.363%	January 27, 2021	5
8	200	2.368%	January 27, 2021	4

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

We believe that internally generated cash flows, availability for additional borrowings under our Credit Facility, subject to certain limitations as set forth in the Credit Facility, of approximately $929 million (consisting of an approximately $929 million Revolving Facility (which amount shall reduce to $739 million on January 27, 2019), of which $71 million is in the form of outstanding letters of credit) and our ability to amend the Credit Facility to provide for one or more tranches of term loans in an aggregate principal amount of up to $1.5 billion (only $1.0 billion of which is effectively available because of our additional undertakings in connection with the Loan Modification Agreement) and our continued access to the capital markets will be sufficient to finance acquisitions, capital expenditures, working capital requirements, and any equity or debt repurchases or other debt repayments we may elect to make through the next 12 months. In addition, we are currently required to utilize proceeds received from any dispositions of hospitals or investments to repay outstanding debt. As discussed above, the issuance of the 6 1⁄4% Senior Secured Notes allowed us to repay approximately $2.1 billion of senior secured debt maturing in 2018 and extended debt maturities to 2023, which had a significant positive impact on our future debt service commitments.

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

The ratio of earnings to fixed charges is a measure of our ability to meet our fixed obligations related to our indebtedness. The following table shows the ratio of earnings to fixed charges for the six months ended June 30, 2017:

Six Months Ended June 30, 2017
Ratio of earnings to fixed charges (1)	*

(1)	Fixed charges include interest expensed and capitalized during the year plus an estimate of the interest component of rent expense. There are no shares of preferred stock outstanding. See exhibit 12 filed as part of this Report for the calculation of this ratio.

*	For the six months ended June 30, 2017, earnings were insufficient to cover fixed charges by approximately $308 million.

Off-balance Sheet Arrangements

In the past, we have utilized operating leases as a financing tool for obtaining the operations of specified hospitals without acquiring, through ownership, the related assets of the hospital and without a significant outlay of cash at the front end of the lease. We utilize the same operating strategies to improve operations at those hospitals held under operating leases as we do at those hospitals that we own. We have not entered into any operating leases for hospital operations since December 2000. At June 30, 2017, we operated two hospitals under operating leases that had an immaterial impact on our consolidated operating results. The terms of the two operating leases we currently have in place expire between December 2020 and January 2028, not including lease extension options. If we allow these leases to expire, we would no longer generate revenues nor incur expenses from these hospitals.

Noncontrolling Interests

We have sold noncontrolling interests in certain of our subsidiaries or acquired subsidiaries with existing noncontrolling interest ownership positions. As of June 30, 2017, we have hospitals in 22 of the markets we serve, with noncontrolling physician ownership interests ranging from less than 1% to 40%, including one hospital that also has a non-profit entity as a partner. In addition, we have nine other hospitals with noncontrolling interests owned by non-profit entities. Redeemable noncontrolling interests in equity of consolidated subsidiaries was $548 million and $554 million as of June 30, 2017 and December 31, 2016, respectively, and noncontrolling interests in equity of consolidated subsidiaries was $95 million and $113 million as of June 30, 2017 and December 31, 2016, respectively. The amount of net income attributable to noncontrolling interests was $15 million and $26 million for the three months ended June 30, 2017 and 2016, respectively, and $36 million and $50 million for the six months ended June 30, 2017 and 2016, respectively. As a result of the change in the Stark Law “whole hospital” exception included in the Affordable Care Act, we are not permitted to introduce physician ownership at any of our hospital facilities that did not have physician ownership at the time of the adoption of the Affordable Care Act, or increase the aggregate percentage of physician ownership in any of our former or existing hospital joint ventures in excess of the aggregate physician ownership level held at the time of the adoption of the Affordable Care Act.

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

Third-party Reimbursement

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. Contractual allowances are automatically calculated and recorded through our internally developed “automated contractual allowance system.” Within the automated system, payors’ historical paid claims data are utilized to calculate the contractual allowances. This data is automatically updated on a monthly basis. All hospital contractual allowance calculations are subjected to monthly review by management to ensure reasonableness and accuracy. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at operating revenues (net of contractual allowances and discounts). The process of estimating contractual allowances requires us to estimate the amount expected to be received based on payor contract provisions. The key assumption in this process is the estimated contractual reimbursement percentage, which is based on payor classification and historical paid claims data. Our automated contractual allowance system does not maintain the contractual allowance at the patient account level as it estimates an average contractual allowance by payor classification. Due to the complexities involved in these estimates, actual payments we receive could be different from the amounts we estimate and record. If the actual contractual reimbursement percentage under government programs and managed care contracts differed by 1% at June 30, 2017 from our estimated reimbursement percentage, net loss for the six months ended June 30, 2017 would have changed by approximately $76 million, and net accounts receivable at June 30, 2017 would have changed by $119 million. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues and net loss by an insignificant amount in each of the three-month and six-month periods ended June 30, 2017 and 2016.

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

Collections are impacted by the economic ability of patients to pay and the effectiveness of our collection efforts. Significant changes in payor mix, business office operations, economic conditions or trends in federal and state governmental healthcare coverage could affect our collection of accounts receivable and are considered in our estimates of accounts receivable collectability. If the actual collection percentage differed by 1% at June 30, 2017 from our estimated collection percentage as a result of a change in expected recoveries, net loss for the six months ended June 30, 2017 would have changed by $52 million, and net accounts receivable at June 30, 2017 would have changed by $80 million. We also continually review our overall reserve adequacy by monitoring historical cash collections as a percentage of trailing net revenue less provision for bad debts, as well as by analyzing current period net revenue and admissions by payor classification, days revenue outstanding, the composition of self-pay receivables between pure self-pay patients and the patient responsibility portion of third-party insured receivables and the impact of recent acquisitions and dispositions.

Our policy is to write-off gross accounts receivable if the balance is under $10.00 or when such amounts are placed with outside collection agencies. We believe this policy accurately reflects our ongoing collection efforts and is consistent with industry practices. We had approximately $4.1 billion and $3.9 billion at June 30, 2017 and December 31, 2016, respectively, being pursued by various outside collection agencies. We expect to collect less than 3%, net of estimated collection fees, of the amounts being pursued by outside collection agencies. As these amounts have been written-off, they are not included in our gross accounts receivable or our allowance for doubtful accounts. Collections on amounts previously written-off are recognized as a reduction to bad debt expense when received. However, we take into consideration estimated collections of these future amounts written-off in evaluating the reasonableness of our allowance for doubtful accounts.

All of the following information is derived from our hospitals, excluding clinics, unless otherwise noted.

Patient accounts receivable from our hospitals represent approximately 95% of our total consolidated accounts receivable.

Days revenue outstanding, adjusted for the impact of receivables for state Medicaid supplemental payment programs, was 63 days at both June 30, 2017 and December 31, 2016. Our target range for days revenue outstanding is from 60 to 65 days.

Total gross accounts receivable (prior to allowance for contractual adjustments and doubtful accounts) was approximately $19.4 billion as of June 30, 2017 and approximately $19.7 billion as of December 31, 2016. The approximate percentage of total gross accounts receivable (prior to contractual adjustments and the allowance for doubtful accounts) summarized by aging categories is as follows:

As of June 30, 2017

% of Gross Receivables
Payor	0 - 90 Days	90 - 180 Days	180 - 365 Days	Over 365 Days
Medicare	14%	1%	- %	- %
Medicaid	8%	1%	1%	1%
Managed Care and Other	24%	4%	3%	2%
Self-Pay	9%	7%	13%	12%

As of December 31, 2016

% of Gross Receivables
Payor	0 - 90 Days	90 - 180 Days	180 - 365 Days	Over 365 Days
Medicare	14%	1%	- %	- %
Medicaid	7%	2%	1%	1%
Managed Care and Other	25%	4%	3%	2%
Self-Pay	9%	6%	14%	11%

The approximate percentage of total gross accounts receivable (prior to allowances for contractual adjustments and doubtful accounts) summarized by payor is as follows:

	June 30, 2017	December 31, 2016
Insured receivables	59.1%	59.8%
Self-pay receivables	40.9	40.2

Total	100.0%	100.0%

The combined total at our hospitals and clinics of the allowance for doubtful accounts for self-pay accounts receivable and related allowances for other self-pay discounts and contractuals, as a percentage of gross self-pay receivables, was approximately 89% at both June 30, 2017 and December 31, 2016. If the receivables that have been written-off, but where collections are still being pursued by outside collection agencies, were included in both the allowances and gross self-pay receivables specified above, the percentage of combined allowances to total self-pay receivables would have been approximately 93% at both June 30, 2017 and December 31, 2016.

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

During the year ended December 31, 2016, we allocated approximately $709 million of goodwill to the spin-off of QHC, including approximately $33 million of goodwill related to the former management services reporting unit and approximately $676 million of goodwill allocated from the hospital operations reporting unit based on a relative fair value calculation of the hospitals that were included in the QHC distribution. We allocated approximately $365 million of goodwill to hospitals held for sale based on a calculation of the relative fair value of those hospitals compared to the total hospital reporting unit goodwill. Additionally, we allocated approximately $46 million of goodwill related to the sale of the majority ownership interest in the home care operations reporting unit on December 31, 2016. At June 30, 2017, we had approximately $6.2 billion of goodwill recorded, all of which resides at our hospital operations reporting unit.

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

The net present value of the projected payments was discounted using a weighted-average risk-free rate of 1.8%, 1.6% and 1.7% in 2016, 2015 and 2014, respectively. This liability is adjusted for new claims information in the period such information becomes known to us. Professional malpractice expense includes the losses resulting from professional liability claims and loss adjustment expense, as well as paid excess insurance premiums, and is presented within other operating expenses in the accompanying condensed consolidated statements of loss.

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

There were no significant changes in our estimate of the reserve for professional liability claims during the three and six months ended June 30, 2017.

Income Taxes

We must make estimates in recording provision for income taxes, including determination of deferred tax assets and deferred tax liabilities and any valuation allowances that might be required against the deferred tax assets. We believe that future income will enable us to realize certain deferred tax assets, subject to the valuation allowance we have established.

The total amount of unrecognized benefit that would impact the effective tax rate, if recognized, was approximately $9 million as of June 30, 2017. A total of approximately $3 million of interest and penalties is included in the amount of liability for uncertain tax positions at June 30, 2017. It is our policy to recognize interest and penalties related to unrecognized benefits in our condensed consolidated statements of loss as income tax expense.

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

In May 2014, the FASB issued ASU 2014-09, which outlines a single comprehensive model for recognizing revenue and supersedes most existing revenue recognition guidance, including guidance specific to the healthcare industry. This ASU provides companies the option of applying a full or modified retrospective approach upon adoption. This ASU is effective for fiscal years beginning after December 15, 2017, with early adoption permitted for annual periods beginning after December 15, 2016. We expect to adopt this ASU on January 1, 2018 and are currently implementing our plan for adoption and evaluating the impact on our revenue recognition policies, procedures and control framework and the resulting impact on our consolidated financial position, results of operations and cash flows. We have established an implementation group for this ASU with an implementation plan to transition to the new standard and determine its impact during 2017. Additionally, we have decided to apply the full retrospective approach upon adoption. We cannot reasonably estimate at this time the quantitative impact that the adoption of this accounting standard could have on our financial statements. For additional information regarding our evaluation of this accounting standard and its potential impact on us, see Note 1 to our condensed consolidated financial statements contained herein.

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

In February 2016, the FASB issued ASU 2016-02, which amends the accounting for leases, requiring lessees to recognize most leases on their balance sheet with a right-of-use asset and a lease liability. Leases will be classified as either finance or operating leases, which will impact the expense recognition of such leases over the lease term. The ASU also modifies the lease classification criteria for lessors and eliminates some of the real estate leasing guidance previously applied for certain leasing transactions. This ASU is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We expect to adopt this ASU on January 1, 2019. Because of the number of leases we utilize to support our operations, the adoption of this ASU is expected to have a significant impact on our consolidated financial position and results of operations. We are currently evaluating the extent of this anticipated impact on our consolidated financial position and results of operations and the quantitative and qualitative factors that will impact us as part of the adoption of this ASU, as well as any changes to our leasing strategy because of the changes to the accounting and recognition of leases. Most recently, we have organized an implementation group of cross-functional departmental management to ensure the completeness of its lease information, analyze the appropriate classification of current leases under the new standard, and develop new processes to execute, approve and classify leases on an ongoing basis. We have also engaged outside experts to assist in the development of this plan, as well as the identification and selection of software tools and processes to maintain lease information critical to applying the new standard.

In March 2016, the FASB issued ASU 2016-09, which was issued to simplify some of the accounting guidance for share-based compensation. Among the areas impacted by the amendments in this ASU is the accounting for income taxes related to share-based payments, accounting for forfeitures, classification of awards as equity or liabilities, and classification on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016. We adopted this ASU on January 1, 2017. Because of the recent decline in our stock price below our stock price at the stock award grant date for outstanding share-based awards, the principal impact from adopting this ASU has been a $16 million increase in our current provision for income taxes due to the deficiency created by a difference between the actual tax deduction that will be recognized from the vesting of outstanding share-based awards during the six months ended June 30, 2017, compared to the higher stock compensation expense previously recorded over the vesting period as determined based on the fair value of the restricted stock at the grant date.

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

FORWARD-LOOKING STATEMENTS

Some of the matters discussed in this Report include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “thinks,” and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include the following:

•	general economic and business conditions, both nationally and in the regions in which we operate,

•	the impact of the potential repeal of or significant changes to the Affordable Care Act, its implementation or its interpretation, as well as changes in other federal, state or local laws or regulations affecting our business,

•	the extent to which states support increases, decreases or changes in Medicaid programs, implement health insurance exchanges or alter the provision of healthcare to state residents through regulation or otherwise,

•	the future and long-term viability of health insurance exchanges, which may be affected by whether a sufficient number of payors participate as well as the impact of the 2016 federal elections on the Affordable Care Act,

•	risks associated with our substantial indebtedness, leverage and debt service obligations, including our ability to refinance such indebtedness on acceptable terms or to incur additional indebtedness,

•	demographic changes,

•	changes in, or the failure to comply with, governmental regulations,

•	potential adverse impact of known and unknown government investigations, audits, and federal and state false claims act litigation and other legal proceedings,

•	our ability, where appropriate, to enter into and maintain provider arrangements with payors and the terms of these arrangements, which may be further affected by the increasing consolidation of health insurers and managed care companies,

•	changes in, or the failure to comply with, contract terms with payors and changes in reimbursement rates paid by federal or state healthcare programs or commercial payors,

•	any potential additional impairments in the carrying value of goodwill, other intangible assets, or other long-lived assets, or changes in the useful lives of other intangible assets,

•	changes in inpatient or outpatient Medicare and Medicaid payment levels,

•	the effects related to the continued implementation of the sequestration spending reductions and the potential for future deficit reduction legislation,

•	increases in the amount and risk of collectability of patient accounts receivable, including decreases in collectability which may result from, among other things, self-pay growth in states that have not expanded Medicaid and difficulties in recovering payments for which patients are responsible, including co-pays and deductibles,

•	the efforts of insurers, healthcare providers and others to contain healthcare costs, including the trend toward value-based purchasing,

•	our ongoing ability to demonstrate meaningful use of certified EHR technology and recognize income for the related Medicare or Medicaid incentive payments, to the extent such payments have not expired,

•	increases in wages as a result of inflation or competition for highly technical positions and rising supply and drug costs due to market pressure from pharmaceutical companies and new product releases,

•	liabilities and other claims asserted against us, including self-insured malpractice claims,

•	competition,

•	our ability to attract and retain, at reasonable employment costs, qualified personnel, key management, physicians, nurses and other healthcare workers,

•	trends toward treatment of patients in less acute or specialty healthcare settings, including ambulatory surgery centers or specialty hospitals,

•	changes in medical or other technology,

•	changes in U.S. GAAP,

•	the availability and terms of capital to fund any additional acquisitions or replacement facilities or other capital expenditures,

•	our ability to successfully make acquisitions or complete divestitures, including the disposition of hospitals and non-hospital businesses pursuant to our portfolio rationalization and deleveraging strategy, our ability to complete any such acquisitions or divestitures on desired terms or at all (including to realize the anticipated amount of proceeds from contemplated dispositions), the timing of the completion of any such acquisitions or divestitures, and our ability to realize the intended benefits from any such acquisitions or divestitures,

•	the impact that changes in our relationships with joint venture or syndication partners could have on effectively operating our hospitals or ancillary services or in advancing strategic opportunities,

•	our ability to successfully integrate any acquired hospitals, including those of HMA, or to recognize expected synergies from acquisitions,

•	the impact of seasonal severe weather conditions,

•	our ability to obtain adequate levels of general and professional liability insurance,

•	timeliness of reimbursement payments received under government programs,

•	effects related to outbreaks of infectious diseases,

•	the impact of the external, criminal cyber-attack suffered by us in the second quarter of 2014, including potential reputational damage, the outcome of our investigation and any potential governmental inquiries, the outcome of litigation filed against us in connection with this cyber-attack, the extent of remediation costs and additional operating or other expenses that we may continue to incur, and the impact of potential future cyber-attacks or security breaches,

•	any failure to comply with the terms of the Corporate Integrity Agreement,

•	the concentration of our revenue in a small number of states,

•	our ability to realize anticipated cost savings and other benefits from our current strategic and operational cost savings initiatives, and

•	the other risk factors set forth in the Company’s Annual Report on Form 10-K filed with the SEC on February 21, 2017, or 2016 Form 10-K, for the year ended December 31, 2016 and our other public filings with the SEC.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate changes, primarily as a result of our Credit Facility which bears interest based on floating rates. In order to manage the volatility relating to the market risk, we entered into interest rate swap agreements described under the heading “Liquidity and Capital Resources” in Part I, Item 2. We utilize risk management procedures and controls in executing derivative financial instrument transactions. We do not execute transactions or hold derivative financial instruments for trading purposes. Derivative financial instruments related to interest rate sensitivity of debt obligations are used with the goal of mitigating a portion of the exposure when it is cost effective to do so. As of June 30, 2017, our approximately $2.2 billion notional amount of interest rate swap agreements outstanding represented approximately 50.3% of our variable rate debt.

A 1% change in interest rates on variable rate debt in excess of that amount covered by interest rate swaps would have resulted in interest expense fluctuating approximately $8 million and $12 million for the three months ended June 30, 2017 and 2016, respectively, and $19 million and $26 million for the six months ended June 30, 2017 and 2016, respectively.

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

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2017 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

The following legal proceedings are described in detail because, although they may not be required to be disclosed in this Part II, Item 1 under SEC rules, due to the nature of the business of the Company, we believe that the following discussion of these matters may provide useful information to security holders. This discussion does not include claims and lawsuits covered by medical malpractice, general liability or employment practices insurance and risk retention programs, none of which claims or lawsuits would in any event be required to be disclosed in this Part II, Item 1 under SEC rules. Certain of the matters referenced below are also discussed in the Notes to Condensed Consolidated Financial Statements at Part I, Item 1 under Note 18 “Contingencies.”

Community Health Systems, Inc. Legal Proceedings

Shareholder Litigation

Class Action Shareholder Federal Securities Cases. Three purported class action cases have been filed in the United States District Court for the Middle District of Tennessee; namely, Norfolk County Retirement System v. Community Health Systems, Inc., et al., filed May 9, 2011; De Zheng v. Community Health Systems, Inc., et al., filed May 12, 2011; and Minneapolis Firefighters Relief Association v. Community Health Systems, Inc., et al., filed June 21, 2011. All three seek class certification on behalf of purchasers of our common stock between July 27, 2006 and April 11, 2011 and allege that misleading statements resulted in artificially inflated prices for our common stock. In December 2011, the cases were consolidated for pretrial purposes and NYC Funds and its counsel were selected as lead plaintiffs/lead plaintiffs’ counsel. In lieu of ruling on our motion to dismiss, the court permitted the plaintiffs to file a first amended consolidated class action complaint which was filed on October 5, 2015. Our motion to dismiss was filed on November 4, 2015 and oral argument took place on April 11, 2016. Our motion to dismiss was granted on June 16, 2016 and on June 27, 2016, the plaintiffs filed a notice of appeal to the Sixth Circuit Court of Appeals. The matter is fully briefed, and oral argument was heard on May 3, 2017. We believe this consolidated matter is without merit and will vigorously defend this case.

Shareholder Derivative Actions. Three purported shareholder derivative actions have also been filed in the United States District Court for the Middle District of Tennessee; Plumbers and Pipefitters Local Union No. 630 Pension Annuity Trust Fund v. Wayne T. Smith, et al., filed May 24, 2011; Roofers Local No. 149 Pension Fund v. Wayne T. Smith, et al., filed June 21, 2011; and Lambert Sweat v. Wayne T. Smith, et al., filed October 5, 2011. These three cases allege breach of fiduciary duty arising out of allegedly improper inpatient admission practices, mismanagement, waste and unjust enrichment. These cases have been consolidated into a single, consolidated action. The plaintiffs filed an operative amended derivative complaint in these three consolidated actions on March 15, 2012. Our motion to dismiss was argued on June 13, 2013. On September 27, 2013, the court issued an order granting in part and denying in part our motion to dismiss. This case was settled pursuant to a final order entered on January 17, 2017. As a result of the settlement, the Company recorded a gain of approximately $40 million in the three months ended March 31, 2017, for the amount of settlement proceeds received, net of related legal expenses. Pursuant to the terms of the settlement, we are required to adopt and maintain for a specified period certain corporate governance measures. For more information, see the order and stipulation of settlement filed as Exhibit 99.2 to the 2016 Form 10-K.

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

Eliel Ntakirutimana, M.D. and Anesthesia Healthcare Partners of Laredo, P.A., Jose Berlioz, M.D. and Jose Berlioz, M.D., P.A. d/b/a Safari Pediatrics v. Laredo Texas Hospital Company, L.P. d/b/a Laredo Medical Center, CHS/Community Health Systems, Inc., Webb Hospital Corporation, Community Health Systems Professional Services Corporation, Community Health Systems, Inc., Abraham “Abe” Martinez, Argelia “Argie” Martinez, Michael Portacci, Wayne Smith, Timothy P. Adams, and Timothy Schmidt. On December 28, 2012, two physicians and each of their professional associations, who previously contracted as independent contractors with Laredo Medical Center under contracts that could be terminated without cause upon certain written notice, filed a first amended complaint. The first amended complaint alleged claims for breaches of contracts, unjust enrichment, violation of the Texas Theft Liability Act, negligence, breach of fiduciary duty, knowing participation in breach of fiduciary duty, defamation and business disparagement, R.I.C.O., economic duress/coercion, tortious interference with contracts or prospective business relations, conspiracy, respondent superior, actual and apparent authority, ratification, vice-principal liability, and joint enterprise liability. The first amended complaint, in part, alleges facts concerning payments made by Dr. Eliel Ntakirutimana to former Laredo Medical Center CEO, Abe Martinez, who is also a defendant in the suit. On October 23, 2013, an order staying the case until further notice was entered. On April 13, 2016, the magistrate judge entered an order lifting the stay and set a scheduling conference that was held on June 8, 2016. On July 22, 2016, we filed several motions for summary judgment. This matter has now been settled.

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

We have incurred certain expenses to remediate and investigate this matter. In addition, multiple purported class action lawsuits have been filed against us and certain subsidiaries. These lawsuits allege that sensitive information was unprotected and inadequately encrypted by us. The plaintiffs claim breach of contract and other theories of recovery, and are seeking damages, as well as restitution for any identity theft. On February 4, 2015, the United States Judicial Panel on Multidistrict Litigation ordered the transfer of the purported class actions pending outside of the District Court for the Northern District of Alabama to the District Court for the Northern District of Alabama for coordinated or consolidated pretrial proceedings. A consolidated complaint was filed and we filed a motion to dismiss on September 21, 2015, which was partially argued on February 10, 2016. In an oral ruling from the bench, the court greatly limited the potential class by ruling only plaintiffs with specific injury resulting from the breach had standing to sue. Further, on jurisdictional grounds, the court dismissed Community Health Systems, Inc. from all non-Tennessee based cases. Finally, the court set April 15, 2016 for further argument on whether the remaining plaintiffs have sufficiently stated a cause of action to continue their cases. On April 15, 2016 in an oral ruling from the bench, the court dismissed additional claims and following this oral ruling only eight of the forty plaintiffs remained with significant limitations imposed on their ability to assert claims for damages. These oral rulings were confirmed in a written order filed on September 12, 2016. On October 20, 2016, the plaintiffs filed a renewed motion for interlocutory appeal from the motion to dismiss ruling and on February 15, 2017 this motion was denied. Plaintiffs refiled their motion for permission to seek interlocutory appeal on March 15, 2017, and that motion was also denied. At this time, we are unable to predict the outcome of this litigation or determine the potential impact, if any, that could result from this litigation, but we intend to vigorously defend these lawsuits. This matter may subject us to additional litigation, potential governmental inquiries, potential reputational damage, and additional remediation, operating and other expenses.

Empire Health Foundation v. CHS/Community Health Systems, Inc., CHS Washington Holdings, LLC, Spokane Washington Hospital Company, LLC, Spokane Valley Washington Hospital Company, LLC. This suit was filed on June 12, 2017 by Empire Health Foundation claiming Deaconess and Valley Hospitals failed to abide by charity care obligations allegedly existing in the 2008 Asset Purchase Agreement between Empire Health System and Company affiliates. The complaint seeks up to $110 million in damages. A motion to dismiss has been filed and is scheduled to be heard on September 15, 2017. We believe these claims are without merit and will vigorously defend the case.

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

Morrow v. Community Health Systems, Inc. This case is a purported class action lawsuit filed on July 25, 2016, in the United States District Court, Middle District of Tennessee alleging our affiliated hospital, South Baldwin Regional Medical Center in Foley, AL, violated a payor contract by allegedly improperly asserting a hospital lien against a third-party tortfeasor and allegedly unjustly enriching the hospital. The plaintiff seeks to represent a class of similarly situated individuals at any Company affiliated hospital. Plaintiff moved to amend his complaint on June 26, 2016 to name additional defendants, which the Company has opposed. A motion for summary judgment regarding the original complaint is pending. We believe the claims are without merit and will vigorously defend the case.

Zwick Partners, LP and Aparna Rao, individually and on behalf of all others similarly situated v. Quorum Health Corporation, Community Health Systems, Inc., Wayne T. Smith, W. Larry Cash, Thomas D. Miller, and Michael J. Culotta. This purported class action lawsuit previously filed in the United States District Court, Middle District of Tennessee was amended on April 17, 2017 to include Community Health Systems, Inc., Wayne T. Smith and W. Larry Cash as additional defendants. The plaintiffs seek to represent a class of Quorum Health Corporation, or QHC, shareholders and allege that the failure to record a goodwill and long-lived asset impairment charge against QHC at the time of the spin-off of QHC violated federal securities laws. Motions to dismiss have been filed. We believe the claims are without merit and will vigorously defend the case.

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

Class Action Lawsuit

Lopez v. Yakima Regional Medical & Cardiac Center and Toppenish Community Hospital is a class action lawsuit arising out of alleged conduct at these hospitals prior to the HMA acquisition. The suit alleges the hospitals’ charity care policies did not comply with Washington state law. The trial court has certified a class and granted partial summary judgment in favor of the plaintiffs. This matter has now been settled, and the trial court has approved the settlement. The Company expects to fund the settlement in the third quarter of 2017.

Management of Significant Legal Proceedings

In accordance with our governance documents, including our Governance Guidelines and the charter of the Audit and Compliance Committee, our management of significant legal proceedings is overseen by the independent members of the Board of Directors and, in particular, the Audit and Compliance Committee. The Audit and Compliance Committee is charged with oversight of compliance, regulatory and litigation matters, and enterprise risk management. Management has been instructed to refer all significant legal proceedings and allegations of financial statement fraud, error, or misstatement to the Audit and Compliance Committee for its oversight and evaluation. Consistent with New York Stock Exchange, NASDAQ and Sarbanes-Oxley independence requirements, the Audit and Compliance Committee is comprised entirely of individuals who are independent of our management, and all four members of the Audit and Compliance Committee are “audit committee financial experts” as defined in the Securities Exchange Act of 1934, as amended.

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

Item 1A.  Risk Factors

There have been no material changes with regard to the risk factors previously disclosed in our most recent annual report in the 2016 Form 10-K.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds

The following table contains information about our purchases of common stock during the three months ended June 30, 2017.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(b)
April 1, 2017 -
April 30, 2017	-	$-	-	9,467,812
May 1, 2017 -
May 31, 2017	-	-	-	9,467,812
June 1, 2017 -
June 30, 2017	4,349	9.17	-	9,467,812

Total	4,349	$9.17	-	9,467,812

(a)	Includes 4,349 shares withheld by us to satisfy the payment of tax obligations related to the vesting of restricted stock awards.

(b)	On November 9, 2015, we announced the adoption of a new open market repurchase program for up to 10,000,000 shares of our common stock, not to exceed $300 million in repurchases. The new repurchase program will expire on the earlier of November 5, 2018, when the maximum number of shares has been repurchased, or when the maximum dollar amount has been expended. No shares were repurchased under this program during the three months ended June 30, 2017.

With the exception of a special cash dividend of $0.25 per share paid by us in December 2012, historically, we have not paid any cash dividends. Subject to certain exceptions, our Credit Facility limits the ability of our subsidiaries to pay dividends and make distributions to us, and limits our ability to pay dividends and/or repurchase stock, to an amount not to exceed $200 million in the aggregate plus an additional $25 million in any particular year plus the aggregate amount of proceeds from the exercise of stock options. The indentures governing our senior and senior secured notes also restrict our subsidiaries from, among other matters, paying dividends and making distributions to us, which thereby limits our ability to pay dividends and/or repurchase stock. The non-cash dividend of approximately $713 million recorded during the year ended December 31, 2016 to reflect the distribution of the net assets of QHC was a permitted transaction under our Credit Facility. As of June 30, 2017, under the most restrictive test under these agreements (and subject to certain exceptions), we have approximately $318 million remaining available with which to pay permitted dividends and/or repurchase shares of our stock or our senior and senior secured notes.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6. Exhibits

No.		Description

4.1		Second Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.250% Senior Secured Notes due 2023, dated May 12, 2017, by and among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the Guarantors party thereto, Regions Bank, as Trustee, and Credit Suisse AG, as collateral agent (incorporated by reference to Exhibit 4.3 to Community Health Systems, Inc.’s Current Report on Form 8-K filed May 12, 2017 (No. 001-15925))

10.1	†

Consultancy Agreement, dated May 16, 2017, by and between CHSPSC, LLC and Larry Cash (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed May 17, 2017

(No. 001-15925))

10.2		Loan Modification Agreement, dated as of May 30, 2017, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the subsidiary guarantors party thereto, the lenders party thereto and Credit Suisse AG, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed May 31, 2017 (No. 001-15925))

10.3		Assignment and Acceptance and Seventh Omnibus Amendment, dated June 23, 2017, to the Receivables Sale Agreement among CHS/Community Health Systems, Inc., the originators party thereto and CHSPSC, LLC, as Collection Agent, to the Receivables Purchase and Contribution Agreement among CHS/Community Health Systems, Inc., CHS Receivables Funding, LLC and CHSPSC, LLC, as Collection Agent, and to the Receivables Loan Agreement among CHS Receivables Funding, LLC, the lenders party thereto, the managing agents party thereto, Crédit Agricole Corporate and Investment Bank, as Administrative Agent, and CHSPSC, LLC, as Collection Agent, all dated as of March 21, 2012 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed June 23, 2017 (No. 001-15925))

12	*	Computation of Ratio of Earnings to Fixed Charges

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase

101.LAB	*	XBRL Taxonomy Extension Label Linkbase

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith
†	Indicates a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY HEALTH SYSTEMS, INC. (Registrant)

By:	/s/ Wayne T. Smith
Wayne T. Smith
Chairman of the Board and
Chief Executive Officer
(principal executive officer)

By:	/s/ Thomas J. Aaron
Thomas J. Aaron
Executive Vice President and
Chief Financial Officer
(principal financial officer)

By:	/s/ Kevin J. Hammons
Kevin J. Hammons
Senior Vice President, Assistant Chief Financial
Officer and Chief Accounting Officer
(principal accounting officer)

Date: August 2, 2017

Index to Exhibits

No.		Description

4.1		Second Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.250% Senior Secured Notes due 2023, dated May 12, 2017, by and among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the Guarantors party thereto, Regions Bank, as Trustee, and Credit Suisse AG, as collateral agent (incorporated by reference to Exhibit 4.3 to Community Health Systems, Inc.’s Current Report on Form 8-K filed May 12, 2017 (No. 001-15925))

10.1	†

Consultancy Agreement, dated May 16, 2017, by and between CHSPSC, LLC and Larry Cash (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed May 17, 2017

(No. 001-15925))

10.2		Loan Modification Agreement, dated as of May 30, 2017, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the subsidiary guarantors party thereto, the lenders party thereto and Credit Suisse AG, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed May 31, 2017 (No. 001-15925))

10.3		Assignment and Acceptance and Seventh Omnibus Amendment, dated June 23, 2017, to the Receivables Sale Agreement among CHS/Community Health Systems, Inc., the originators party thereto and CHSPSC, LLC, as Collection Agent, to the Receivables Purchase and Contribution Agreement among CHS/Community Health Systems, Inc., CHS Receivables Funding, LLC and CHSPSC, LLC, as Collection Agent, and to the Receivables Loan Agreement among CHS Receivables Funding, LLC, the lenders party thereto, the managing agents party thereto, Crédit Agricole Corporate and Investment Bank, as Administrative Agent, and CHSPSC, LLC, as Collection Agent, all dated as of March 21, 2012 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed June 23, 2017 (No. 001-15925))

12	*	Computation of Ratio of Earnings to Fixed Charges

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase

101.LAB	*	XBRL Taxonomy Extension Label Linkbase

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
**	Furnished herewith
†	Indicates a management contract or compensatory plan or arrangement