Form 10-Q
period 2017-09-30
COMMUNITY HEALTH SYSTEMS INC
filed 2017-11-02
CIK 1108109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 26, 2017, there were outstanding 114,727,001 shares of the Registrant’s Common Stock, $0.01 par value.

Community Health Systems, Inc.

Form 10-Q

For the Three and Nine Months Ended September 30, 2017

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF LOSS

(In millions, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Operating revenues (net of contractual allowances and discounts)	$4,333	$5,084	$14,323	$16,128
Provision for bad debts	667	704	2,028	2,159

Net operating revenues	3,666	4,380	12,295	13,969

Operating costs and expenses:
Salaries and benefits	1,724	2,067	5,704	6,537
Supplies	610	723	2,056	2,281
Other operating expenses	911	1,026	2,984	3,256
Government and other legal settlements and related costs	1	10	(32)	10
Electronic health records incentive reimbursement	(2)	(5)	(25)	(54)
Rent	93	109	306	340
Depreciation and amortization	206	265	665	839
Impairment and (gain) loss on sale of businesses, net	33	39	363	1,695

Total operating costs and expenses	3,576	4,234	12,021	14,904

Income (loss) from operations	90	146	274	(935)
Interest expense, net	238	233	706	730
Loss from early extinguishment of debt	4	-	35	30
Gain on sale of investments in unconsolidated affiliates	-	-	-	(94)
Equity in earnings of unconsolidated affiliates	(5)	(4)	(13)	(38)

Loss from continuing operations before income taxes	(147)	(83)	(454)	(1,563)
Benefit from income taxes	(59)	(29)	(74)	(141)

Loss from continuing operations	(88)	(54)	(380)	(1,422)

Discontinued operations, net of taxes:
Loss from operations of entities sold or held for sale	(1)	(2)	(4)	(4)
Impairment of hospitals sold or held for sale	(1)	-	(6)	(1)

Loss from discontinued operations, net of taxes	(2)	(2)	(10)	(5)

Net loss	(90)	(56)	(390)	(1,427)
Less: Net income attributable to noncontrolling interests	20	23	56	73

Net loss attributable to Community Health Systems, Inc. stockholders	$(110)	$(79)	$(446)	$(1,500)

Basic loss per share attributable to Community Health Systems, Inc. common stockholders:
Continuing operations	$(0.96)	$(0.69)	$(3.91)	$(13.50)
Discontinued operations	(0.02)	(0.02)	(0.08)	(0.05)

Net loss	$(0.98)	$(0.71)	$(3.99)	$(13.55)

Diluted loss per share attributable to Community Health Systems, Inc. common stockholders:
Continuing operations	$(0.96)	$(0.69)	$(3.91)	$(13.50)
Discontinued operations	(0.02)	(0.02)	(0.08)	(0.05)

Net loss	$(0.98)	$(0.71)	$(3.99)	$(13.55)

Weighted-average number of shares outstanding:
Basic	111,935,738	110,888,040	111,701,812	110,672,520

Diluted	111,935,738	110,888,040	111,701,812	110,672,520

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In millions)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Net loss	$(90)	$(56)	$(390)	$(1,427)
Other comprehensive income (loss), net of income taxes:
Net change in fair value of interest rate swaps, net of tax	5	10	8	(11)
Net change in fair value of available-for-sale securities, net of tax	2	(7)	7	(8)
Amortization and recognition of unrecognized pension cost components, net of tax	1	-	2	3

Other comprehensive income (loss)	8	3	17	(16)

Comprehensive loss	(82)	(53)	(373)	(1,443)
Less: Comprehensive income attributable to noncontrolling interests	20	23	56	73

Comprehensive loss attributable to Community Health Systems, Inc. stockholders	$(102)	$(76)	$(429)	$(1,516)

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$590	$238
Patient accounts receivable, net of allowance for doubtful accounts of $3,538 and $3,773 at September 30, 2017 and December 31, 2016, respectively	2,888	3,176
Supplies	445	480
Prepaid income taxes	22	17
Prepaid expenses and taxes	207	187
Other current assets	526	568

Total current assets	4,678	4,666

Property and equipment	11,552	12,422
Less accumulated depreciation and amortization	(4,221)	(4,273)

Property and equipment, net	7,331	8,149

Goodwill	6,148	6,521

Other assets, net	1,578	2,608

Total assets	$19,735	$21,944

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$40	$455
Accounts payable	850	995
Accrued interest	238	207
Accrued liabilities	1,149	1,230

Total current liabilities	2,277	2,887

Long-term debt	13,901	14,789

Deferred income taxes	319	411

Other long-term liabilities	1,399	1,575

Total liabilities	17,896	19,662

Redeemable noncontrolling interests in equity of consolidated subsidiaries	530	554

EQUITY
Community Health Systems, Inc. stockholders’ equity:
Preferred stock, $.01 par value per share, 100,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value per share, 300,000,000 shares authorized; 114,658,341 shares issued and outstanding at September 30, 2017, and 113,876,580 shares issued and outstanding at December 31, 2016	1	1
Additional paid-in capital	2,002	1,975
Accumulated other comprehensive loss	(45)	(62)
Accumulated deficit	(745)	(299)

Total Community Health Systems, Inc. stockholders’ equity	1,213	1,615
Noncontrolling interests in equity of consolidated subsidiaries	96	113

Total equity	1,309	1,728

Total liabilities and equity	$19,735	$21,944

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(390)	$(1,427)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	665	839
Government and other legal settlements and related costs	8	10
Stock-based compensation expense	20	36
Impairment of hospitals sold or held for sale	6	1
Impairment and (gain) loss on sale of businesses, net	363	1,695
Loss from early extinguishment of debt	35	30
Gain on sale of investments in unconsolidated affiliates	-	(94)
Other non-cash expenses, net	24	19
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Patient accounts receivable	229	(40)
Supplies, prepaid expenses and other current assets	(37)	64
Accounts payable, accrued liabilities and income taxes	(215)	(256)
Other	(91)	(67)

Net cash provided by operating activities	617	810

Cash flows from investing activities:
Acquisitions of facilities and other related equipment	(4)	(122)
Purchases of property and equipment	(428)	(561)
Proceeds from disposition of hospitals and other ancillary operations	1,666	12
Proceeds from sale of property and equipment	4	10
Purchases of available-for-sale securities	(85)	(395)
Proceeds from sales of available-for-sale securities	133	386
Proceeds from sale of investments in unconsolidated affiliates	-	403
Distribution from Quorum Health Corporation	-	1,219
Increase in other investments	(95)	(201)

Net cash provided by investing activities	1,191	751

Cash flows from financing activities:
Repurchase of restricted stock shares for payroll tax withholding requirements	(5)	(5)
Deferred financing costs and other debt-related costs	(66)	(22)
Proceeds from noncontrolling investors in joint ventures	5	-
Redemption of noncontrolling investments in joint ventures	(5)	(19)
Distributions to noncontrolling investors in joint ventures	(79)	(69)
Borrowings under credit agreements	839	3,929
Issuance of long-term debt	3,100	-
Proceeds from receivables facility	26	66
Repayments of long-term indebtedness	(5,271)	(5,492)

Net cash used in financing activities	(1,456)	(1,612)

Net change in cash and cash equivalents	352	(51)
Cash and cash equivalents at beginning of period	238	184

Cash and cash equivalents at end of period	$590	$133

Supplemental disclosure of cash flow information:
Interest payments	$(630)	$(767)

Income tax payments, net of refunds	$(5)	$(6)

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The unaudited condensed consolidated financial statements of Community Health Systems, Inc. (the “Parent” or “Parent Company”) and its subsidiaries (the “Company”) as of September 30, 2017 and December 31, 2016 and for the three-month and nine-month periods ended September 30, 2017 and 2016, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. All intercompany transactions and balances have been eliminated. The results of operations for the three and nine months ended September 30, 2017, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2017. Certain information and disclosures normally included in the notes to condensed consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission (the “SEC”). The Company believes the disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2016, contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 21, 2017 (“2016 Form 10-K”).

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Operating revenues, net of contractual allowances and discounts (but before the provision for bad debts), recognized during the three and nine months ended September 30, 2017 and 2016, were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Medicare	$961	$1,170	$3,268	$3,866
Medicaid	478	531	1,538	1,676
Managed Care and other third-party payors	2,319	2,741	7,722	8,580
Self-pay	575	642	1,795	2,006

Total	$4,333	$5,084	$14,323	$16,128

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

The Company recognized approximately $2 million and $5 million for the three months ended September 30, 2017 and 2016, respectively, and $25 million and $54 million for the nine months ended September 30, 2017 and 2016, respectively, of incentive reimbursement for HITECH incentives from Medicare and Medicaid related to certain of the Company’s hospitals and for certain of the Company’s employed physicians that have demonstrated meaningful use of certified EHR technology or have completed attestations to their adoption or implementation of certified EHR technology. These incentive reimbursements are presented as a reduction of operating costs and expenses on the condensed consolidated statements of loss. The Company received cash related to the incentive reimbursement for HITECH incentives of approximately $3 million and $7 million for the three months ended September 30, 2017 and 2016, respectively, and approximately $39 million and $116 million for the nine months ended September 30, 2017 and 2016, respectively. The Company recorded no deferred revenue in connection with the receipt of these payments for either September 30, 2017 or September 30, 2016.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Accounting for the Impairment or Disposal of Long-Lived Assets.    During the nine months ended September 30, 2017, the Company recorded a total combined impairment charge and loss on disposal of approximately $363 million to reduce the carrying value of certain hospitals that have been deemed held for sale based on the difference between the carrying value of the hospital disposal groups compared to estimated fair value less costs to sell. Included in the carrying value of the hospital disposal groups at September 30, 2017 is a net allocation of approximately $229 million of goodwill allocated from the hospital operations reporting unit goodwill based on a calculation of the disposal groups’ relative fair value compared to the total reporting unit. The Company will continue to evaluate the potential for further impairment of the long-lived assets of underperforming hospitals as well as evaluating offers for potential sale. Based on such analysis, additional impairment charges may be recorded in the future.

New Accounting Pronouncements.    In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, which outlines a single comprehensive model for recognizing revenue and supersedes most existing revenue recognition guidance, including guidance specific to the healthcare industry. This ASU provides companies the option of applying a full or modified retrospective approach upon adoption. This ASU is effective for fiscal years beginning after December 15, 2017, with early adoption permitted for annual periods beginning after December 15, 2016. The Company expects to adopt this ASU on January 1, 2018 and is currently implementing its plan for adoption and evaluating the impact on its revenue recognition policies, procedures and control framework and the resulting impact on its consolidated financial position, results of operations and cash flows. The Company has established an implementation group for this ASU with an implementation plan to transition to the new standard and determine its impact during 2017. A significant element of executing this plan is the process of reviewing sources of revenue and evaluating the patient account population to determine the appropriate distribution of patient accounts into portfolios with similar characteristics that, when evaluated under the new revenue standard, will result in a materially consistent revenue amount for such portfolios as if each patient account was evaluated on a contract-by-contract basis. The Company is currently evaluating the appropriate portfolios to apply in its analysis and is considering the impact of applying the new standard when its individual patient accounts are evaluated in those portfolios. The Company continues to assess the quantitative impact that the adoption of this accounting standard will have on the financial statements of the Company. Currently, the Company does not expect the adoption of this ASU to have a material impact on its consolidated results of operations on a prospective basis. However, it is possible that as a result of the evaluation process to adopt this ASU, a material adjustment could be made to reduce the amount of net patient accounts receivable on the consolidated statement of financial position of the Company. This potential impact is a result of the Company’s preliminary observations from the application of new processes and methodologies to determine the patient portfolios and estimate the implicit price concessions and constraints on revenue required by this new accounting standard. These assessments of the impact of implementing this ASU are subject to completion of the Company’s processes in adopting this new standard. The Company expects this process will be completed in the fourth quarter of 2017 and expects to disclose the effect of implementing this ASU in its Annual Report on Form 10-K for the year ending December 31, 2017 (“2017 Form 10-K”).

The Company is also in the process of assessing the impact of the new standard on various reimbursement programs that represent variable consideration, including settlements with third party payors, disproportionate share payments, supplemental state Medicaid programs, bundled payment of care programs and other reimbursement programs in which the Company’s hospitals participate. Due to the many different forms of calculation and reimbursement that these programs take that vary from state to state, the application of the new accounting standard could have an impact on the revenue recognized for variable consideration. Moreover, industry guidance is continuing to develop around this issue, and any conclusions in the final industry guidance that is inconsistent with the Company’s application could result in changes to the Company’s expectations regarding the impact that this new accounting standard could have on the Company’s financial statements. For example, in July 2017, a draft of industry guidance was issued on the application of this ASU on variable consideration resulting from settlements with third party payors, and in October 2017, a draft of industry guidance was issued on the application of this ASU on variable consideration resulting from bundled payment of care programs and other risk-sharing arrangements. The Company is evaluating whether such industry guidance will have an impact on its current accounting policies and procedures related to third party settlements. Final drafts of industry guidance on these and other reimbursement programs unique to the healthcare industry are expected later in 2017. The Company is monitoring the development of such guidance.

Additionally, the adoption of the new accounting standard will impact the presentation on the Company’s statement of operations for a significant component of its provision for bad debts. After adoption of the new standard, the majority of what is currently classified as the provision for bad debts will be reflected as an implicit price concession as defined in the standard and therefore a reduction to net patient revenue. The Company will consider certain changes in collectability on its self-pay patient accounts receivable resulting from certain credit and collection issues not assessed at the date of service and recognize such amounts in the provision for bad debts included in operating expenses on the statement of operations.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Previously, the Company disclosed its intention to apply the full retrospective approach to implementing this ASU upon adoption at January 1, 2018. During the last several months, as the Company has developed and implemented new processes for accumulating detailed financial information on patient revenue at the portfolio level, management concluded that the full retrospective approach to applying this ASU to prior periods would be significantly impacted by the number of hospitals that the Company has divested or spun-off in recent years, and the effect of those transactions on the portfolios. As a result, the Company has now decided to apply the modified retrospective approach to adopting this ASU.

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

In March 2016, the FASB issued ASU 2016-09, which was issued to simplify some of the accounting guidance for share-based compensation. Among the areas impacted by the amendments in this ASU is the accounting for income taxes related to share-based payments, accounting for forfeitures, classification of awards as equity or liabilities, and classification on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016. The Company adopted this ASU on January 1, 2017. Because of the recent decline in the Company’s stock price below the Company’s stock price at the stock award grant date for outstanding share-based awards, the principal impact from adopting this ASU has been a $16 million increase in the Company’s current provision for income taxes due to the deficiency created by a difference between the actual tax deduction that will be recognized from the vesting of outstanding share-based awards during the nine months ended September 30, 2017, compared to the higher stock compensation expense previously recorded over the vesting period as determined based on the fair value of the restricted stock at the grant date.

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

In August 2017, the FASB issued ASU 2017-12, which was issued to amend hedge accounting recognition and disclosure requirements to improve transparency and simplify the application of hedge accounting for certain hedging instruments. The amendments in this ASU that will have an impact on the Company include simplification of the periodic hedge effectiveness assessment, elimination of the benchmark interest rate concept for interest rate swaps, and enhancement of the ability to use the critical-terms match method for its cash flow hedges of forecasted interest payments. This ASU is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company expects to early adopt this ASU on January 1, 2018, and is currently evaluating the impact that adoption of this ASU will have on its consolidated financial position and results of operations.

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

The 2009 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the IRC and for the grant of stock options which do not so qualify, stock appreciation rights, restricted stock, restricted stock units, performance-based shares or units and other share awards. Persons eligible to receive grants under the 2009 Plan include the Company’s directors, officers, employees and consultants. To date, all options granted under the 2009 Plan have been “nonqualified” stock options for tax purposes. Generally, vesting of these granted options occurs in one-third increments on each of the first three anniversaries of the award date. Options granted in 2011 or later have a 10-year contractual term. As of September 30, 2017, 4,040,703 shares of unissued common stock were reserved for future grants under the 2009 Plan.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following table reflects the impact of total compensation expense related to stock-based equity plans on the reported operating results for the respective periods (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Effect on loss from continuing operations before income taxes	$(6)	$(10)	$(20)	$(36)

Effect on net loss	$(4)	$(6)	$(13)	$(21)

At September 30, 2017, $24 million of unrecognized stock-based compensation expense related to outstanding unvested restricted stock and restricted stock units (the terms of which are summarized below) was expected to be recognized over a weighted-average period of 21 months. There is no expense to be recognized related to stock options. There were no modifications to awards during the three or nine months ended September 30, 2017 and 2016.

Options outstanding and exercisable under the 2000 Plan and the 2009 Plan as of September 30, 2017, and changes during each of the three-month periods following December 31, 2016, were as follows (in millions, except share and per share data):

			Weighted-	Aggregate
			Average	Intrinsic
		Weighted-	Remaining	Value as of
		Average	Contractual	September 30,
	Shares	Exercise Price	Term	2017
Outstanding at December 31, 2016	1,185,320	$28.12
Granted	-	-
Exercised	-	-
Forfeited and cancelled	(16,815)	28.82

Outstanding at March 31, 2017	1,168,505	31.71
Granted	-	-
Exercised	-	-
Forfeited and cancelled	(16,168)	36.59

Outstanding at June 30, 2017	1,152,337	31.65
Granted	-	-
Exercised	-	-
Forfeited and cancelled	(20,168)	35.73

Outstanding at September 30, 2017	1,132,169	$31.56	2.2 years	$-

Exercisable at September 30, 2017	1,132,169	$31.56	2.2 years	$-

No stock options were granted during the three or nine months ended September 30, 2017 and 2016. The aggregate intrinsic value (calculated as the number of in-the-money stock options multiplied by the difference between the Company’s closing stock price on the last trading day of the reporting period ($7.68) and the exercise price of the respective stock options) in the table above represents the amount that would have been received by the option holders had all option holders exercised their options on September 30, 2017. This amount changes based on the market value of the Company’s common stock. There were no options exercised during the three or nine months ended September 30, 2017 and 2016. The aggregate intrinsic value of options vested and expected to vest approximates that of the outstanding options.

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

Restricted stock outstanding under the 2000 Plan and the 2009 Plan as of September 30, 2017, and changes during each of the three-month periods following December 31, 2016, were as follows:

		Weighted-
		Average Grant
	Shares	Date Fair Value
Unvested at December 31, 2016	2,969,285	$29.39
Granted	1,323,000	9.15
Vested	(1,470,171)	35.31
Forfeited	(32,837)	28.35

Unvested at March 31, 2017	2,789,277	16.69
Granted	133,000	9.15
Vested	(15,002)	35.58
Forfeited	(84,336)	16.24

Unvested at June 30, 2017	2,822,939	16.25
Granted	-	-
Vested	-	-
Forfeited	(100,336)	16.90

Unvested at September 30, 2017	2,722,603	16.22

Restricted stock units (“RSUs”) have been granted to the Company’s outside directors under the 2000 Plan and the 2009 Plan. On March 1, 2016, each of the Company’s outside directors received a grant under the 2009 Plan of 11,017 RSUs. On March 1, 2017, each of the Company’s outside directors received a grant under the 2009 Plan of 18,498 RSUs. Each of the 2016 and 2017 grants had a grant date fair value of approximately $170,000. Vesting of these RSUs occurs in one-third increments on each of the first three anniversaries of the award date or upon the director’s earlier cessation of service on the board, other than for cause.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

RSUs outstanding under the 2000 Plan and the 2009 Plan as of September 30, 2017, and changes during each of the three-month periods following December 31, 2016, were as follows:

		Weighted-
		Average Grant
	Shares	Date Fair Value
Unvested at December 31, 2016	120,386	$22.06
Granted	110,988	9.19
Vested	(48,876)	29.95
Forfeited	-	-

Unvested at March 31, 2017	182,498	13.19
Granted	-	-
Vested	(10,420)	19.97
Forfeited	-	-

Unvested at June 30, 2017	172,078	12.78
Granted	-	-
Vested	-	-
Forfeited	-	-

Unvested at September 30, 2017	172,078	12.78

3.  COST OF REVENUE

Substantially all of the Company’s operating costs and expenses are “cost of revenue” items. Operating costs that could be classified as general and administrative by the Company would include the Company’s corporate office costs at its Franklin, Tennessee office, which were $42 million and $43 million for the three months ended September 30, 2017 and 2016, respectively, and $135 million and $146 million for the nine months ended September 30, 2017 and 2016, respectively. Included in these corporate office costs is stock-based compensation of $6 million and $10 million for the three months ended September 30, 2017 and 2016, respectively, and $20 million and $36 million for the nine months ended September 30, 2017 and 2016, respectively.

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

Acquisition and integration expenses related to prospective and closed acquisitions included in other operating expenses on the condensed consolidated statements of loss were less than $1 million and approximately $1 million during the three months ended September 30, 2017 and 2016, respectively, and approximately $1 million and $4 million during the nine months ended September 30, 2017 and 2016, respectively.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

On April 1, 2016, one or more subsidiaries of the Company completed the acquisition of an 80% interest in Physicians’ Specialty Hospital (20 licensed beds), a Medicare-certified specialty surgical hospital in Fayetteville, Arkansas. The total cash consideration paid for the 80% ownership interest in this joint venture was approximately $12 million, with additional consideration of $2 million assumed in liabilities, for a total consideration of $14 million. The value of the noncontrolling interest at acquisition was $2 million. Based upon the Company’s final purchase price allocation relating to this acquisition as of September 30, 2017, approximately $12 million of goodwill has been recorded.

On March 1, 2016, one or more subsidiaries of the Company completed the acquisition of an 80% ownership interest in a joint venture entity with Indiana University Health that includes substantially all of the assets of IU Health La Porte Hospital (“La Porte”) in La Porte, Indiana (227 licensed beds) and IU Health Starke Hospital (“Starke”) in Knox, Indiana (50 licensed beds), and affiliated outpatient centers and physician practices. The total cash consideration paid for the 80% ownership interest in this joint venture was approximately $96 million with additional consideration of $8 million assumed in liabilities, for a total consideration of $104 million. The value of the noncontrolling interest at acquisition was $25 million. Based upon the Company’s final purchase price allocation relating to this acquisition as of September 30, 2017, approximately $45 million of goodwill has been recorded.

Other Acquisitions

During the nine months ended September 30, 2017, one or more subsidiaries of the Company paid approximately $4 million to acquire the operating assets and related businesses of certain physician practices, clinics and other ancillary businesses that operate within the communities served by the Company’s affiliated hospitals. In connection with these acquisitions, during the nine months ended September 30, 2017, the Company allocated approximately $1 million of the consideration paid to property and equipment and net working capital and the remainder, approximately $3 million consisting of intangible assets that do not qualify for separate recognition, to goodwill.

Divestitures

In April 2014, FASB issued ASU 2014-08, which changed the requirements for reporting discontinued operations. Under this accounting standard, a discontinued operation is a disposal that represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. Additional disclosures are required for significant components of the entity that are disposed of or are held for sale but do not qualify as discontinued operations. This ASU was adopted on January 1, 2015 and is required to be applied on a prospective basis for disposals or components initially classified as held for sale after adoption. As a result, the following divestitures occurring subsequent to the date of adoption are included in continuing operations for the nine months ended September 30, 2017 and 2016. Additionally, the impact of the hospitals and other assets spun off to Quorum Health Corporation (“QHC”) are discussed in Note 6 below.

Effective September 1, 2017, one or more subsidiaries of the Company sold Yakima Regional Medical and Cardiac Center (214 licensed beds) in Yakima, Washington and Toppenish Community Hospital (63 licensed beds) in Toppenish, Washington, to Regional Health for approximately $43 million in a combination of cash and a note receivable from the buyer.

Effective July 1, 2017, one or more subsidiaries of the Company sold four Pennsylvania hospitals and their associated assets to subsidiaries of PinnacleHealth System for approximately $231 million in cash, which was received at closing on July 3, 2017. Hospitals included in the transaction were Memorial Hospital of York (100 licensed beds) in York, Pennsylvania; Lancaster Regional Medical Center (214 licensed beds) in Lancaster, Pennsylvania; Heart of Lancaster Regional Medical Center (148 licensed beds) in Lititz, Pennsylvania; and Carlisle Regional Medical Center (165 licensed beds) in Carlisle, Pennsylvania.

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

Effective July 1, 2017, one or more subsidiaries of the Company sold two hospitals, a clinic and their associated assets to MultiCare Health System for approximately $424 million in cash, of which $414 million was received at the preliminary closing on June 30, 2017, with the remainder held in escrow. Facilities included in this transaction were Deaconess Hospital (388 licensed beds) in Spokane, Washington, Valley Hospital (123 licensed beds) in Spokane Valley, Washington, and the multi-specialty Rockwood Clinic in Spokane, Washington.

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

The financial results included in discontinued operations for divestitures or hospitals held for sale at December 31, 2014, prior to the Company’s adoption of ASU 2014-08, are summarized in the table below.

On May 1, 2017, one or more subsidiaries of the Company sold AllianceHealth Pryor (52 licensed beds) in Pryor, Oklahoma, and its associated assets to Ardent Health Services Inc. for approximately $1 million in cash. This hospital has been reported in the condensed consolidated statements of loss in discontinued operations.

During the year ended December 31, 2014, the Company made the decision to sell and began actively marketing several smaller hospitals. There is one hospital still included in discontinued operations resulting from the Company’s decision to sell these hospitals in 2014 that is currently being actively marked for sale. In addition to this hospital, Health Management Associates, Inc. (“HMA”) entered into a definitive agreement to sell Williamson Memorial Hospital (76 licensed beds) located in Williamson, West Virginia prior to the HMA merger, and the Company has continued the effort to divest this facility. In connection with management’s decision to sell these two hospitals, the Company has classified the results of operations of such hospitals as discontinued operations in the accompanying condensed consolidated statements of loss, and classified these hospitals as held for sale in the accompanying condensed consolidated balance sheets.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Net operating revenues and loss from discontinued operations for the respective periods are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Net operating revenues	$19	$24	$64	$76

Loss from operations of entities sold or held for sale before income taxes	$(2)	$(3)	$(6)	$(6)
Impairment of hospitals sold or held for sale	(2)	-	(9)	(2)
Loss on sale, net	-	-	(1)	-

Loss from discontinued operations, before taxes	(4)	(3)	(16)	(8)
Income tax benefit	(2)	(1)	(6)	(3)

Loss from discontinued operations, net of taxes	$(2)	$(2)	$(10)	$(5)

As part of its ongoing evaluation of the fair value of the hospitals it is marketing for sale, the Company recorded an impairment charge on the carrying value of the long-lived assets at these hospitals in discontinued operations of $6 million and $1 million, net of tax, for the nine months ended September 30, 2017 and 2016, respectively. Interest expense was allocated to discontinued operations based on sale proceeds available for debt repayment.

The following table discloses amounts included in the condensed consolidated balance sheet for the hospitals classified as held for sale as of September 30, 2017 and December 31, 2016 (in millions):

	September 30, 2017	December 31, 2016
Other current assets	$46	$117
Other assets, net	529	878
Accrued liabilities	46	81

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

Financial and statistical data reported in this Quarterly Report on Form 10-Q (“Form 10-Q”) include QHC operating results for the three and nine months ended September 30, 2016 (other than same-store operating results and data, which exclude QHC operating results). Summary financial results of QHC for the three and nine months ended September 30, 2016 included in the accompanying condensed consolidated statements of loss are as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2016

Loss from operations before income taxes	$-	$(12)
Less: Income attributable to noncontrolling interests	-	(1)

Loss from operations before income taxes attributable to Community Health Systems, Inc. stockholders	$-	$(13)

7.  INCOME TAXES

The total amount of unrecognized benefit that would affect the effective tax rate, if recognized, was approximately $9 million as of September 30, 2017. A total of approximately $3 million of interest and penalties is included in the amount of the liability for uncertain tax positions at September 30, 2017. It is the Company’s policy to recognize interest and penalties related to unrecognized benefits in its condensed consolidated statements of loss as income tax expense.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The Company, or one of its subsidiaries, files income tax returns in the United States federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to state income tax examinations for years prior to 2013. The Company’s federal income tax returns for the 2009, 2010, 2014 and 2015 tax years are currently under examination by the Internal Revenue Service. The Company believes the results of these examinations will not be material to its consolidated results of operations or consolidated financial position. The Company has extended the federal statute of limitations through June 30, 2018 for Community Health Systems, Inc. for the tax periods ended December 31, 2007, 2008, 2009 and 2010, through December 31, 2017 for the tax periods ended December 31, 2011 and 2012, and through September 6, 2019 for the tax period ended December 31, 2014.

The Company’s effective tax rates were 40.1% and 34.9% for the three months ended September 30, 2017 and 2016, respectively, and 16.3% and 9.0% for the nine months ended September 30, 2017 and 2016, respectively. Including the net income attributable to noncontrolling interests, which is not tax effected in the condensed consolidated statements of loss, the effective tax rate would have been 35.3% and 27.4% for the three months ended September 30, 2017 and 2016, respectively, and 14.5% and 8.6% for the nine months ended September 30, 2017 and 2016, respectively. This increase in the Company’s effective tax rate for the nine months ended September 30, 2017, when compared to the nine months ended September 30, 2016, was primarily due to the non-deductible nature of certain goodwill written off in the $363 million impairment and (gain) loss on sale of businesses for the nine months ended September 30, 2017, and partially offset by approximately $16 million of tax expense recognized on the tax deficiency created by a difference between the actual tax deduction that will be recognized from the vesting of restricted stock during the nine months ended September 30, 2017, compared to the higher stock compensation expense previously recorded over the vesting period as determined based on the fair value of the restricted stock at the grant date. This additional tax expense was a result of the adoption of ASU 2016-09, which changed the previously required accounting for such tax deficiencies through additional paid-in capital to recording such amounts as part of the tax provision in the period such restricted stock vests.

Cash paid for income taxes, net of refunds received, resulted in a net refund of less than $1 million and net cash paid of $2 million during the three months ended September 30, 2017 and 2016, respectively, and net cash paid of $5 million and $6 million during the nine months ended September 30, 2017 and 2016, respectively.

8.  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2017 are as follows (in millions):

Balance as of December 31, 2016	$6,521
Goodwill acquired as part of acquisitions during current year	3
Consideration and purchase price allocation adjustments for prior year acquisitions and other adjustments	(24)
Goodwill allocated to hospitals held for sale	(352)

Balance as of September 30, 2017	$6,148

Goodwill is allocated to each identified reporting unit, which is defined as an operating segment or one level below the operating segment (referred to as a component of the entity). Management has determined that the Company’s hospital operations segment meets the criteria to be classified as a single reporting unit. At September 30, 2017, the Company had approximately $6.1 billion of goodwill recorded, all of which resides at its hospital operations reporting unit.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

While no impairment was indicated by the fourth quarter of 2016 evaluation, the reduction in the Company’s fair value and the resulting goodwill impairment charge recorded during 2016 reduced the excess of fair value calculated in the step two analysis over the carrying value of the Company’s hospital operations reporting unit to an amount less than 1% of the Company’s carrying value. This minimal amount in the excess fair value over carrying value of the hospital operations reporting unit increases the risk that future declines in fair value could result in goodwill impairment. The determination of fair value in the Company’s goodwill impairment analysis is based on an estimate of fair value for each reporting unit utilizing known and estimated inputs at the evaluation date. Some of those inputs include, but are not limited to, the most recent price of the Company’s common stock or fair value of long-term debt, estimates of future revenue and expense growth, estimated market multiples, expected capital expenditures, income tax rates, and costs of invested capital. Future estimates of fair value could be adversely affected if the actual outcome of one or more of these assumptions changes materially in the future, including further decline in the Company’s stock price or fair value of long-term debt, lower than expected hospital volumes, or increased operating costs. Such changes impacting the calculation of fair value could result in a material impairment charge in the future.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Intangible Assets

No intangible assets other than goodwill were acquired during the nine months ended September 30, 2017. The gross carrying amount of the Company’s other intangible assets subject to amortization was $18 million and $41 million at September 30, 2017 and December 31, 2016, respectively, and the net carrying amount was $11 million and $14 million at September 30, 2017 and December 31, 2016, respectively. The carrying amount of the Company’s other intangible assets not subject to amortization was $80 million and $86 million at September 30, 2017 and December 31, 2016, respectively. Other intangible assets are included in other assets, net on the Company’s condensed consolidated balance sheets. Substantially all of the Company’s intangible assets are contract-based intangible assets related to operating licenses, management contracts, tradenames, or non-compete agreements entered into in connection with prior acquisitions.

The weighted-average remaining amortization period for the intangible assets subject to amortization is approximately six years. There are no expected residual values related to these intangible assets. Amortization expense on these intangible assets was $1 million and $3 million during the three months ended September 30, 2017 and 2016, respectively, and $3 million and $10 million during the nine months ended September 30, 2017 and 2016, respectively. Amortization expense on intangible assets is estimated to be $1 million for the remainder of 2017, $3 million in 2018, $1 million in 2019, $1 million in 2020, $1 million in 2021, $1 million in 2022 and $3 million thereafter.

The gross carrying amount of capitalized software for internal use was approximately $1.3 billion at both September 30, 2017 and December 31, 2016, and the net carrying amount was approximately $472 million and $574 million at September 30, 2017 and December 31, 2016, respectively. The estimated amortization period for capitalized internal-use software is generally three years, except for capitalized costs related to significant system conversions, which is generally eight to ten years. There is no expected residual value for capitalized internal-use software. At September 30, 2017, there was approximately $29 million of capitalized costs for internal-use software that is currently in the development stage and will begin amortization once the software project is complete and ready for its intended use. Amortization expense on capitalized internal-use software was $46 million and $48 million during the three months ended September 30, 2017 and 2016, respectively, and $141 million and $153 million during the nine months ended September 30, 2017 and 2016, respectively. Amortization expense on capitalized internal-use software is estimated to be $41 million for the remainder of 2017, $151 million in 2018, $93 million in 2019, $73 million in 2020, $50 million in 2021, $35 million in 2022 and $29 million thereafter.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

9.  EARNINGS PER SHARE

The following table sets forth the components of the numerator and denominator for the computation of basic and diluted (loss) earnings per share for loss from continuing operations, discontinued operations and net loss attributable to Community Health Systems, Inc. common stockholders (in millions, except share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Numerator:
Loss from continuing operations, net of taxes	$(88)	$(54)	$(380)	$(1,422)
Less: Income from continuing operations attributable to noncontrolling interests, net of taxes	20	23	56	73

Loss from continuing operations attributable to Community Health Systems, Inc. common stockholders — basic and diluted	$(108)	$(77)	$(436)	$(1,495)

Loss from discontinued operations, net of taxes	$(2)	$(2)	$(10)	$(5)
Less: Loss from discontinued operations attributable to noncontrolling interests, net of taxes	-	-	-	-

Loss from discontinued operations attributable to Community Health Systems, Inc. common stockholders — basic and diluted	$(2)	$(2)	$(10)	$(5)

Denominator:
Weighted-average number of shares outstanding — basic	111,935,738	110,888,040	111,701,812	110,672,520
Effect of dilutive securities:
Restricted stock awards	-	-	-	-
Employee stock options	-	-	-	-
Other equity-based awards	-	-	-	-

Weighted-average number of shares outstanding — diluted	111,935,738	110,888,040	111,701,812	110,672,520

The Company generated a loss from continuing operations attributable to Community Health Systems, Inc. common stockholders for the three and nine months ended September 30, 2017 and 2016, so the effect of dilutive securities is not considered because their effect would be antidilutive. If the Company had generated income from continuing operations, the effect of restricted stock awards on the diluted shares calculation would have been an increase of 148,768 shares and 445,732 shares during the three months ended September 30, 2017 and 2016, respectively, and an increase of 147,618 shares and 225,334 shares during the nine months ended September 30, 2017 and 2016, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Dilutive securities outstanding not included in the computation of earnings per share because their effect is antidilutive:
Employee stock options and restricted stock awards	2,454,467	2,076,688	2,774,171	2,426,700

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

10.  STOCKHOLDERS’ EQUITY

Authorized capital shares of the Company include 400,000,000 shares of capital stock consisting of 300,000,000 shares of common stock and 100,000,000 shares of preferred stock. Each of the aforementioned classes of capital stock has a par value of $0.01 per share. Shares of preferred stock, none of which were outstanding as of September 30, 2017, may be issued in one or more series having such rights, preferences and other provisions as determined by the Board of Directors without approval by the holders of common stock.

On November 6, 2015, the Company adopted an open market repurchase program for up to 10,000,000 shares of the Company’s common stock, not to exceed $300 million in repurchases. The repurchase program will expire on the earlier of November 5, 2018, when the maximum number of shares has been repurchased, or when the maximum dollar amount has been expended. During the year ended December 31, 2015, the Company repurchased and retired 532,188 shares at a weighted-average price of $27.31 per share, which is the cumulative number of shares repurchased and retired under this program. No shares were repurchased under this program during the year ended December 31, 2016. In addition, no shares were repurchased under this program during the nine months ended September 30, 2017.

The Company is a holding company which operates through its subsidiaries. The Company’s Credit Facility and the indentures governing the senior and senior secured notes contain various covenants under which the assets of the subsidiaries of the Company are subject to certain restrictions relating to, among other matters, dividends and distributions, as referenced in the paragraph below.

With the exception of a special cash dividend of $0.25 per share paid by the Company in December 2012, historically, the Company has not paid any cash dividends. Subject to certain exceptions, the Company’s Credit Facility limits the ability of the Company’s subsidiaries to pay dividends and make distributions to the Company, and limits the Company’s ability to pay dividends and/or repurchase stock, to an amount not to exceed $200 million in the aggregate plus an additional $25 million in any particular year plus the aggregate amount of proceeds from the exercise of stock options. The indentures governing the senior and senior secured notes also restrict the Company’s subsidiaries from, among other matters, paying dividends and making distributions to the Company, which thereby limits the Company’s ability to pay dividends and/or repurchase stock. The non-cash dividend of approximately $713 million recorded by the Company during the year ended December 31, 2016 to reflect the distribution of the net assets of QHC was a permitted transaction under the Company’s Credit Facility. As of September 30, 2017, under the most restrictive test in these agreements (and subject to certain exceptions), the Company has approximately $318 million remaining available with which to pay permitted dividends and/or repurchase shares of stock or its senior and senior secured notes.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following schedule presents the reconciliation of the carrying amount of total equity, equity attributable to the Company, and equity attributable to the noncontrolling interests for the nine-month period ended September 30, 2017 (in millions):

		Community Health Systems, Inc. Stockholders

	Redeemable Noncontrolling Interest	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Noncontrolling Interest	Total Stockholders’ Equity
Balance, December 31, 2016	$554	$1	$1,975	$(62)	$(299)	$113	$1,728
Comprehensive income	44	-	-	17	(446)	12	(417)
Contributions from noncontrolling interests	-	-	-	-	-	5	5
Distributions to noncontrolling interests	(57)	-	-	-	-	(22)	(22)
Purchase of subsidiary shares from noncontrolling interests	(4)	-	-	-	-	-	-
Disposition of less-than-wholly owned entity	2	-	-	-	-	(10)	(10)
Other reclassifications of noncontrolling interests	2	-	-	-	-	(2)	(2)
Noncontrolling interests in acquired entity	1	-	-	-	-	-	-
Adjustment to redemption value of redeemable noncontrolling interests	(12)	-	12	-	-	-	12
Cancellation of restricted stock for tax withholdings on vested shares	-	-	(5)	-	-	-	(5)
Share-based compensation	-	-	20	-	-	-	20

Balance, September 30, 2017	$530	$1	$2,002	$(45)	$(745)	$96	$1,309

The following schedule discloses the effects of changes in the Company’s ownership interest in its less-than-wholly-owned subsidiaries on Community Health Systems, Inc. stockholders’ equity (in millions):

Nine Months Ended
September 30, 2017
Net loss attributable to Community Health Systems, Inc. stockholders	$(446)
Transfers from the noncontrolling interests:
Net decrease in Community Health Systems, Inc. paid-in-capital for purchase of subsidiary partnership interests	-

Net transfers from the noncontrolling interests	-

Change to Community Health Systems, Inc. stockholders’ equity from net loss attributable to Community Health Systems, Inc. stockholders and transfers to noncontrolling interests	$(446)

11.  EQUITY INVESTMENTS

As of September 30, 2017, the Company owned equity interests of 38.0% in three hospitals in Macon, Georgia, in which HCA Holdings, Inc. (“HCA”) owned the majority interest. On December 31, 2016, the Company sold 80% of its ownership interest in the legal entity that owned and operated its home care agency business. As part of the divestiture of its controlling interest in the home care agency business, the Company recorded an equity method investment representing its remaining 20% ownership at a fair value of $32 million.

In March 2005, the Company began purchasing items, primarily medical supplies, medical equipment and pharmaceuticals, under an agreement with HealthTrust Purchasing Group, L.P. (“HealthTrust”), a group purchasing organization in which the Company is a noncontrolling partner. As of September 30, 2017, the Company had a 19.7% ownership interest in HealthTrust.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The Company’s investment in all of its unconsolidated affiliates was $173 million and $177 million at September 30, 2017 and December 31, 2016, respectively, and is included in other assets, net in the accompanying condensed consolidated balance sheets. Included in the Company’s results of operations is the Company’s equity in pre-tax earnings from all of its investments in unconsolidated affiliates, which was $5 million and $4 million for the three months ended September 30, 2017 and 2016, respectively, and $13 million and $38 million for the nine months ended September 30, 2017 and 2016, respectively.

12.  LONG-TERM DEBT

Long-term debt, net of unamortized debt issuance costs and discounts or premiums, consists of the following (in millions):

	September 30,	December 31,
	2017	2016
Credit Facility:
Term A Loan	$-	$749
Term F Loan	-	1,445
Term G Loan	1,059	1,528
Term H Loan	1,941	2,811
Revolving credit loans	-	-
8% Senior Notes due 2019	1,925	1,925
7 1⁄8% Senior Notes due 2020	1,200	1,200
5 1⁄8% Senior Secured Notes due 2018	-	700
5 1⁄8% Senior Secured Notes due 2021	1,000	1,000
6 7⁄8% Senior Notes due 2022	3,000	3,000
6 1⁄4% Senior Secured Notes due 2023	3,100	-
Receivables Facility	532	677
Capital lease obligations	308	328
Other	55	74
Less: Unamortized deferred debt issuance costs and note premium	(179)	(193)

Total debt	13,941	15,244
Less: Current maturities	(40)	(455)

Total long-term debt	$13,901	$14,789

Credit Facility

The Company’s wholly-owned subsidiary, CHS/Community Health Systems, Inc. (“CHS”), has senior secured financing under a credit facility with a syndicate of financial institutions led by Credit Suisse, as administrative agent and collateral agent. In connection with the HMA merger, the Company and CHS entered into a third amendment and restatement of its credit facility (the “Credit Facility”), providing for additional financing and recapitalization of certain of the Company’s term loans, including (i) the replacement of the revolving credit facility with a new $1.0 billion revolving facility maturing in 2019 (the “Revolving Facility”), (ii) the addition of a new $1.0 billion Term A facility due 2019 (the “Term A Facility”), (iii) a Term D facility in an aggregate principal amount equal to approximately $4.6 billion due 2021 (which included certain Term C loans that were converted into such Term D facility (collectively, the “Term D Facility”)), (iv) the conversion of certain Term C loans into Term E Loans and the borrowing of new Term E Loans in an aggregate principal amount of approximately $1.7 billion due 2017 and (v) the addition of flexibility commensurate with the Company’s post-acquisition structure. In addition to funding a portion of the consideration in connection with the HMA merger, some of the proceeds of the Term A Facility and Term D Facility were used to refinance the outstanding $637 million existing Term A facility due 2016 and the $60 million of Term B loans due 2014, respectively. The Revolving Facility includes a subfacility for letters of credit.

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

On December 30, 2016, using the cash generated from the sale of a majority ownership in the Company’s home care division and from the completion of the sale-lease back transaction for ten of the Company’s owned medical office buildings, the Company repaid approximately $48 million of the Term F Facility, approximately $26 million of the Term A Facility, approximately $52 million of the Term G Facility and approximately $96 million of the Term H Facility. On March 16, 2017, CHS issued $2.2 billion aggregate principal amount of 6 1⁄4% Senior Secured Notes due 2023 (the “6 1⁄4% Senior Secured Notes”), a portion of the net proceeds of which was used to repay the Company’s existing Term F Facility in full. On May 4, 2017, using the cash generated from the hospital divestiture transactions completed on May 1, 2017, CHS repaid approximately $39 million of the Term A Facility, approximately $75 million of the Term G Facility and approximately $147 million of the Term H Facility. On May 12, 2017, CHS completed a tack-on offering of $900 million aggregate principal amount of 6 1⁄4% Senior Secured Notes, a portion of the net proceeds of which was used to repay the Company’s existing Term A Facility in full. The tack-on offering increased the total aggregate principal amount of 6 1⁄4% Senior Secured Notes to $3.1 billion.

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

On June 30, 2017, using a portion of the cash generated from the July 1, 2017 hospital divestitures that preliminarily closed on June 30, 2017, CHS repaid approximately $122 million of the Term G Facility and approximately $225 million of the Term H Facility.

On July 7, 2017, using a portion of the cash generated from the divestitures that preliminarily closed on June 30, 2017 and that closed on July 3, 2017, CHS repaid approximately $121 million of the Term G Facility and approximately $222 million of the Term H Facility.

On September 29, 2017, using a portion of the cash generated from the divestitures that preliminarily closed on September 29, 2017 and that closed on October 1, 2017, CHS repaid approximately $151 million of the Term G Facility and approximately $277 million of the Term H Facility.

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

The Credit Facility contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the Company’s and its subsidiaries’ ability, subject to certain exceptions, to, among other things (1) declare dividends, make distributions or redeem or repurchase capital stock, (2) prepay, redeem or repurchase other debt, (3) incur liens or grant negative pledges, (4) make loans and investments and enter into acquisitions and joint ventures, (5) incur additional indebtedness or provide certain guarantees, (6) make capital expenditures, (7) engage in mergers, acquisitions and asset sales, (8) conduct transactions with affiliates, (9) alter the nature of the Company’s businesses, (10) grant certain guarantees with respect to physician practices, (11) engage in sale and leaseback transactions or (12) change the Company’s fiscal year. The Company is also required to comply with specified financial covenants (consisting of a maximum secured net leverage ratio and an interest coverage ratio) and various affirmative covenants. Under the Credit Facility, the secured net leverage ratio is calculated as the ratio of total secured debt, less unrestricted cash and cash equivalents, to consolidated EBITDA, as defined in the Credit Facility, and the interest coverage ratio is the ratio of consolidated EBITDA, as defined in the Credit Facility, to consolidated interest expense for the period. The calculation of consolidated EBITDA as defined in the Credit Facility is a trailing 12-month calculation that begins with net income attributable to the Company, with certain pro forma adjustments to consider the impact of material acquisitions or divestitures, and adjustments for interest, taxes, depreciation and amortization, net income attributable to noncontrolling interests, stock compensation expense, restructuring costs, and the financial impact of other non-cash or non-recurring items recorded during any such 12-month period. For the 12-month period ended September 30, 2017, the secured net leverage ratio financial covenant in the Credit Facility limited the ratio of secured debt to EBITDA, as defined, to less than or equal to 4.50 to 1.00. The secured net leverage ratio financial covenant will decrease to 4.25 to 1.00 for the period January 1, 2020 through September 30, 2020, then to 4.00 to 1.00 thereafter. For the 12-month period ended September 30, 2017, the interest coverage ratio financial covenant in the Credit Facility required the ratio of consolidated EBITDA, as defined, to consolidated interest expense to be greater than or equal to 1.75 to 1.00, which will increase to 2.00 to 1.00 on January 1, 2018 (and for all periods thereafter). The Company was in compliance with all such covenants at September 30, 2017, with a secured net leverage ratio of approximately 3.80 to 1.00 and an interest coverage ratio of approximately 2.45 to 1.00.

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

As of September 30, 2017, the availability for additional borrowings under the Credit Facility, subject to certain limitations as set forth in the Credit Facility, was approximately $929 million pursuant to the Revolving Facility (which amount shall reduce to $739 million on January 27, 2019), of which $63 million is in the form of outstanding letters of credit. CHS has the ability to amend the Credit Facility to provide for one or more tranches of term loans or increases in the Revolving Facility in an aggregate principal amount of up to $1.5 billion, only $1.0 billion of which is effectively available because of the Company’s additional undertakings in connection with the Loan Modification Agreement. As of September 30, 2017, the weighted-average interest rate under the Credit Facility, excluding swaps, was 7.2%.

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

During the nine months ended September 30, 2017, using a portion of the net proceeds from the issuance of the 6 1⁄4% Senior Secured Notes, CHS completed its tender offer of $469 million of the then $700 million aggregate outstanding principal amount of the 2018 Senior Secured Notes and thereafter redeemed the remaining $231 million aggregate principal amount of 2018 Senior Secured Notes pursuant to a redemption notice previously given by CHS.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Receivables Facility

On March 21, 2012, through certain of its subsidiaries, CHS entered into an accounts receivable loan agreement (the “Receivables Facility”) with a group of lenders and banks, Credit Agricolé Corporate and Investment Bank, as a managing agent and as the administrative agent, and The Bank of Nova Scotia, as a managing agent. On March 7, 2013, CHS and certain of its subsidiaries amended the Receivables Facility to add an additional managing agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd., to increase the size of the facility from $300 million to $500 million and to extend the scheduled termination date. Additional subsidiaries also agreed to participate in the Receivables Facility as of that date. On March 31, 2014, CHS and certain of its subsidiaries amended the Receivables Facility to increase the size of the facility from $500 million to $700 million and to extend the scheduled termination date. Additional subsidiaries also agreed to participate in the Receivables Facility as of that date. On November 18, 2016, CHS and certain of its subsidiaries amended the Receivables Facility to extend the scheduled termination date in respect of a $450 million portion of the commitments thereunder and amend certain other provisions thereof. On June 23, 2017, CHS and certain of its subsidiaries amended the Receivables Facility to replace a managing agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd. with PNC Bank, National Association, to decrease the size of the facility from $700 million to $600 million and to extend the scheduled termination date in respect of $150 million of the previously unextended $250 million portion to expire on November 13, 2018, coterminous with the remaining commitments. The remaining $100 million was repaid with available cash on hand. The existing and future non-self pay patient-related accounts receivable (the “Receivables”) for certain affiliated hospitals serve as collateral for the outstanding borrowings under the Receivables Facility. The interest rate on the borrowings is based on the commercial paper rate plus an applicable interest rate spread. Unless earlier terminated or subsequently extended pursuant to its terms, the Receivables Facility will expire on November 13, 2018 in respect of the $600 million of commitments thereunder, subject to customary termination events that could cause an early termination date. CHS maintains effective control over the Receivables because, pursuant to the terms of the Receivables Facility, the Receivables are sold from certain of CHS’ subsidiaries to CHS, and CHS then sells or contributes the Receivables to a special-purpose entity that is wholly-owned by CHS. The wholly-owned special-purpose entity in turn grants security interests in the Receivables in exchange for borrowings obtained from the group of third-party lenders and banks of up to $600 million outstanding from time to time based on the availability of eligible Receivables and other customary factors. The wholly-owned special-purpose entity is not a subsidiary guarantor under the Credit Facility or CHS’ outstanding notes. The group of third-party lenders and banks do not have recourse to CHS or its subsidiaries beyond the assets of the wholly-owned special-purpose entity that collateralizes the loan. The Receivables and other assets of the wholly-owned special-purpose entity will be available first and foremost to satisfy the claims of the creditors of such entity. The outstanding borrowings pursuant to the Receivables Facility at September 30, 2017 totaled $532 million on the condensed consolidated balance sheet. At September 30, 2017, the carrying amount of Receivables included in the Receivables Facility totaled approximately $1.5 billion and is included in patient accounts receivable on the condensed consolidated balance sheet.

Loss from Early Extinguishment of Debt

The financing and repayment transactions discussed above resulted in a loss from the early extinguishment of debt of $4 million for the three months ended September 30, 2017, and an after-tax loss of $2 million for the three months ended September 30, 2017. In addition, the financing and repayment transactions discussed above resulted in a loss from the early extinguishment of debt of $35 million and $30 million for the nine months ended September 30, 2017 and 2016, respectively, and an after-tax loss of $22 million and $19 million for the nine months ended September 30, 2017 and 2016, respectively.

Other Debt

As of September 30, 2017, other debt consisted primarily of other obligations maturing in various installments through 2021.

To limit the effect of changes in interest rates on a portion of the Company’s long-term borrowings, the Company is a party to 8 separate interest swap agreements in effect at September 30, 2017, with an aggregate notional amount for currently effective swaps of $2.2 billion. On each of these swaps, the Company receives a variable rate of interest based on the three-month LIBOR in exchange for the payment of a fixed rate of interest. The Company currently pays, on a quarterly basis, interest on the Revolving Facility at a rate per annum equal to LIBOR plus 2.50%. The Term G Loan and Term H Loan accrue interest at a rate per annum equal to LIBOR plus 2.75% and 3.00%, in the case of LIBOR borrowings, respectively, and Alternate Base Rate plus 1.75% and 2.00%, respectively, in the case of Alternate Base Rate Borrowings. The Term G Loan and the Term H Loan are subject to a 1.00% LIBOR floor and a 2.00% Alternate Base Rate floor. See Note 13 for additional information regarding these swaps.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The Company paid interest of $221 million and $279 million on borrowings during the three months ended September 30, 2017 and 2016, respectively, and $630 million and $767 million on borrowings during the nine months ended September 30, 2017 and 2016, respectively.

13.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments has been estimated by the Company using available market information as of September 30, 2017 and December 31, 2016, and valuation methodologies considered appropriate. The estimates presented in the table below are not necessarily indicative of amounts the Company could realize in a current market exchange (in millions):

	September 30, 2017		December 31, 2016
	Carrying	Estimated Fair	Carrying	Estimated Fair
	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	$590	$590	$238	$238
Available-for-sale securities	278	278	299	299
Trading securities	43	43	80	80
Liabilities:
Contingent Value Right	3	3	1	1
Credit Facility	2,959	2,988	6,456	6,370
8% Senior Notes	1,921	1,882	1,920	1,615
7 1⁄8% Senior Notes	1,191	1,079	1,189	917
5 1⁄8% Senior Secured Notes due 2018	-	-	698	690
5 1⁄8% Senior Secured Notes due 2021	976	1,003	972	930
6 7⁄8% Senior Notes	2,940	2,354	2,932	2,102
6 1⁄4% Senior Secured Notes	3,060	3,065	-	-
Receivables Facility and other debt	585	585	749	749

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

The Company assesses the effectiveness of its hedge instruments on a quarterly basis. For the nine months ended September 30, 2017 and 2016, the Company completed an assessment of the cash flow hedge instruments and determined the hedges to be highly effective. The Company has also determined that the ineffective portion of the hedges do not have a material effect on the Company’s condensed consolidated financial position, operations or cash flows. The counterparties to the interest rate swap agreements expose the Company to credit risk in the event of nonperformance. However, at September 30, 2017, all of the swap agreements entered into by the Company were in a net liability position such that the Company would be required to make the net settlement payments to the counterparties; the Company does not anticipate nonperformance by those counterparties. The Company does not hold or issue derivative financial instruments for trading purposes.

Interest rate swaps consisted of the following at September 30, 2017:

Swap #	Notional Amount (in millions)	Fixed Interest Rate	Termination Date	Fair Value (in millions)
1	$ 400	1.882%	August 30, 2019	$ 1
2	200	2.515%	August 30, 2019	3
3	200	2.613%	August 30, 2019	3
4	300	2.041%	August 30, 2020	2
5	300	2.738%	August 30, 2020	7
6	300	2.892%	August 30, 2020	9
7	300	2.363%	January 27, 2021	5
8	200	2.368%	January 27, 2021	3

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

Assuming no change in September 30, 2017 interest rates, approximately $25 million of interest expense resulting from the spread between the fixed and floating rates defined in each interest rate swap agreement will be recognized during the next 12 months. If interest rate swaps do not remain highly effective as a cash flow hedge, the derivatives’ gains or losses resulting from the change in fair value reported through OCI will be reclassified into earnings.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following tabular disclosure provides the amount of pre-tax (loss) gain recognized as a component of OCI during the three and nine months ended September 30, 2017 and 2016 (in millions):

	Amount of Pre-Tax (Loss) Gain
	Recognized in OCI (Effective Portion)
	Three Months Ended		Nine Months Ended
Derivatives in Cash Flow Hedging Relationships	September 30,		September 30,
	2017	2016	2017	2016
Interest rate swaps	$-	$1	$(8)	$(61)

The following tabular disclosure provides the location of the effective portion of the pre-tax loss reclassified from accumulated other comprehensive loss (“AOCL”) into interest expense on the condensed consolidated statements of loss during the three and nine months ended September 30, 2017 and 2016 (in millions):

	Amount of Pre-Tax Loss Reclassified
	from AOCL into Income (Effective Portion)
Location of Loss Reclassified from	Three Months Ended		Nine Months Ended
AOCL into Income (Effective Portion)	September 30,		September 30,
	2017	2016	2017	2016
Interest expense, net	$7	$15	$24	$45

The fair values of derivative instruments in the condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016 were as follows (in millions):

	Asset Derivatives				Liability Derivatives
	September 30, 2017		December 31, 2016		September 30, 2017		December 31, 2016
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments	Other assets, net	$ -	Other assets, net	$ -	Other long-term liabilities	$ 33	Other long-term liabilities	$ 49

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

In instances where the determination of the fair value hierarchy measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment of factors specific to the asset or liability. Transfers between levels within the fair value hierarchy are recognized by the Company on the date of the change in circumstances that requires such transfer. There were no transfers between levels during the nine-month periods ending September 30, 2017 or September 30, 2016.

The following table sets forth, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as of September 30, 2017 and December 31, 2016 (in millions):

	September 30, 2017	Level 1	Level 2	Level 3
Available-for-sale securities	$278	$158	$120	$-
Trading securities	43	43	-	-

Total assets	$321	$201	$120	$-

Contingent Value Right (CVR)	$3	$3	$-	$-
CVR-related liability	256	-	-	256
Fair value of interest rate swap agreements	33	-	33	-

Total liabilities	$292	$3	$33	$256

	December 31, 2016	Level 1	Level 2	Level 3
Available-for-sale securities	$299	$163	$136	$-
Trading securities	80	80	-	-

Total assets	$379	$243	$136	$-

Contingent Value Right (CVR)	$1	$1	$-	$-
CVR-related liability	252	-	-	252
Fair value of interest rate swap agreements	49	-	49	-

Total liabilities	$302	$1	$49	$252

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

Contingent Value Right (CVR)

The CVR represents the estimate of the fair value for the contingent consideration paid to HMA shareholders as part of the HMA merger. The CVR is listed on the NASDAQ and the valuation at September 30, 2017 is based on the quoted trading price for the CVR on the last day of the period. Changes in the estimated fair value of the CVR are recorded through the condensed consolidated statements of loss.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

CVR-related Liability

The CVR-related legal liability represents the Company’s estimate of fair value at September 30, 2017 of the liability associated with the legal matters assumed in the HMA merger, which are included in other long-term liabilities in the accompanying condensed consolidated balance sheet. This liability did not include those matters previously accrued by HMA as a probable contingency, which were settled and paid during the year ended December 31, 2015. To develop the estimate of fair value, the Company engaged an independent third-party valuation firm to measure the liability. The valuation was made utilizing the Company’s estimates of future outcomes for each legal case and simulating future outcomes based on the timing, probability and distribution of several scenarios using a Monte Carlo simulation model. Other inputs were then utilized for discounting the liability to the measurement date. The HMA legal matters underlying this fair value estimate were evaluated by management to determine the likelihood and impact of each of the potential outcomes. Using that information, as well as the potential correlation and variability associated with each case, a fair value was determined for the estimated future cash outflows to conclude or settle the HMA legal matters included in the analysis, excluding legal fees (which are expensed as incurred). Because of the unobservable nature of the majority of the inputs used to value the liability, the Company has classified the fair value measurement as a Level 3 measurement in the fair value hierarchy.

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

The Company incorporates CVAs to appropriately reflect both its own nonperformance or credit risk and the respective counterparty’s nonperformance or credit risk in the fair value measurements. In adjusting the fair value of its interest rate swap agreements for the effect of nonperformance or credit risk, the Company has considered the impact of any netting features included in the agreements. The CVA on the Company’s interest rate swap agreements resulted in a decrease in the fair value of the related liability of $1 million and an after-tax adjustment of less than $1 million to OCI at September 30, 2017. The CVA on the Company’s interest rate swap agreements resulted in a decrease in the fair value of the related liability of $3 million and an after-tax adjustment of $2 million to OCI at December 31, 2016.

The majority of the inputs used to value the Company’s interest rate swap agreements, including the forward interest rate curves and market perceptions of the Company’s credit risk used in the CVAs, are observable inputs available to a market participant. As a result, the Company has determined that the interest rate swap valuations are classified in Level 2 of the fair value hierarchy.

15.  EMPLOYEE BENEFIT PLANS

The Company provides an unfunded Supplemental Executive Retirement Plan (“SERP”) for certain members of its executive management. The Company uses a December 31 measurement date for the benefit obligations and a January 1 measurement date for its net periodic costs for the SERP. Variances from actuarially assumed rates will result in increases or decreases in benefit obligations and net periodic cost in future periods. Benefits expense under the SERP was $3 million for both of the three-month periods ended September 30, 2017 and 2016, and $10 million and $9 million for the nine months ended September 30, 2017 and 2016, respectively. The accrued benefit liability for the SERP totaled $115 million and $122 million at September 30, 2017 and December 31, 2016, respectively, and is included in other long-term liabilities on the condensed consolidated balance sheets. The weighted-average assumptions used in determining net periodic cost for the three and nine-month periods ended September 30, 2017 was a discount rate of 3.6% and annual salary increase of 2.0%. The Company had available-for-sale securities in a rabbi trust generally designated to pay benefits of the SERP in the amounts of $126 million and $131 million at September 30, 2017 and December 31, 2016, respectively. These amounts are included in other assets, net on the condensed consolidated balance sheets.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

During the nine months ended September 30, 2017, certain members of executive management of the Company that were participants in the SERP retired and met the requirements for payout of their SERP retirement benefit. The SERP payout provisions require payment to the participant in an actuarially determined lump sum amount six months after the participant retires from the Company. Such amounts have been or will be paid out of the rabbi trust during the latter half of 2017. As required by the pension accounting rules in U.S. GAAP, the Company recognized a non-cash settlement loss of approximately $2 million during the three months ended September 30, 2017, and will recognize a non-cash settlement loss of approximately $4 million during the three months ending December 31, 2017, which represent a pro-rata portion of the accumulated unrecognized actuarial loss out of accumulated other comprehensive loss.

16.  SEGMENT INFORMATION

The Company operates in one distinct operating segment, represented by hospital operations (which includes its general acute care hospitals and related healthcare entities that provide inpatient and outpatient healthcare services).

Prior to the Company’s sale on December 31, 2016 of 80% of its ownership interest in the home care division, the Company also had an additional distinct operating segment represented by its home care agency operations (which provide in-home care). However, only the hospital operations segment met the criteria as a separate reportable segment due to the fact that the financial information for the home care agency segment did not meet the quantitative thresholds for a separate identifiable reportable segment and as such was combined into the corporate and all other reportable segment.

The distribution between reportable segments of the Company’s net operating revenues and loss from continuing operations before income taxes, for the three and nine months ended September 30, 2016, prior to the sale of an 80% ownership interest in the home care division, is summarized in the following tables (in millions):

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Net operating revenues:
Hospital operations	$4,314	$13,791
Corporate and all other	66	178

Total	$4,380	$13,969

Loss from continuing operations before income taxes:
Hospital operations	$(29)	$(1,337)
Corporate and all other	(54)	(226)

Total	$(83)	$(1,563)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

17.  OTHER COMPREHENSIVE INCOME

The following tables present information about items reclassified out of accumulated other comprehensive income (loss) by component for the three and nine months ended September 30, 2017 and 2016 (in millions, net of tax):

	Change in Fair Value of Interest Rate Swaps	Change in Fair Value of Available for Sale Securities	Change in Unrecognized Pension Cost Components	Accumulated Other Comprehensive Income (Loss)
Balance as of June 30, 2017	$(28)	$(5)	$(20)	$(53)
Other comprehensive income before reclassifications	1	2	-	3
Amounts reclassified from accumulated other comprehensive income	4	-	1	5

Net current-period other comprehensive income	5	2	1	8

Balance as of September 30, 2017	$(23)	$(3)	$(19)	$(45)

	Change in Fair Value of Interest Rate Swaps	Change in Fair Value of Available for Sale Securities	Change in Unrecognized Pension Cost Components	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2016	$(31)	$(10)	$(21)	$(62)
Other comprehensive (loss) income before reclassifications	(7)	7	-	-
Amounts reclassified from accumulated other comprehensive income	15	-	2	17

Net current-period other comprehensive income	8	7	2	17

Balance as of September 30, 2017	$(23)	$(3)	$(19)	$(45)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

	Change in Fair Value of Interest Rate Swaps	Change in Fair Value of Available for Sale Securities	Change in Unrecognized Pension Cost Components	Accumulated Other Comprehensive Income (Loss)
Balance as of June 30, 2016	$(69)	$-	$(21)	$(90)
Other comprehensive loss before reclassifications	-	(7)	-	(7)
Amounts reclassified from accumulated other comprehensive income	10	-	-	10

Net current-period other comprehensive income (loss)	10	(7)	-	3

Balance as of September 30, 2016	$(59)	$(7)	$(21)	$(87)

	Change in Fair Value of Interest Rate Swaps	Change in Fair Value of Available for Sale Securities	Change in Unrecognized Pension Cost Components	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2015	$(48)	$1	$(26)	$(73)
Other comprehensive loss before reclassifications	(40)	(8)	-	(48)
Amounts reclassified from accumulated other comprehensive income	29	-	3	32

Net current-period other comprehensive (loss) income	(11)	(8)	3	(16)
AOCI distributed to QHC in spin-off	-	-	2	2

Balance as of September 30, 2016	$(59)	$(7)	$(21)	$(87)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following tables present a subtotal for each significant reclassification to net loss out of AOCL and the line item affected in the accompanying condensed consolidated statements of loss for the three and nine months ended September 30, 2017 and 2016 (in millions):

	Amount reclassified from AOCL		Affected line item in the statement where net (loss) income is presented
Details about accumulated other comprehensive (loss) income components	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017

Gains and losses on cash flow hedges
Interest rate swaps	$(6)	$(24)	Interest expense, net
	2	9	Tax benefit

	$(4)	$(15)	Net of tax

Amortization of defined benefit pension items
Prior service costs	$-	$(1)	Salaries and benefits
Actuarial losses	-	(1)	Salaries and benefits
Settlement losses recognized	(2)	(2)	Salaries and benefits

	(2)	(4)	Total before tax
	1	2	Tax benefit

	$(1)	$(2)	Net of tax

	Amount reclassified from AOCL		Affected line item in the statement where net (loss) income is presented
Details about accumulated other comprehensive (loss) income components	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016

Gains and losses on cash flow hedges
Interest rate swaps	$(15)	$(45)	Interest expense, net
	5	16	Tax benefit

	$(10)	$(29)	Net of tax

Amortization of defined benefit pension items
Prior service costs	$(1)	$(1)	Salaries and benefits
Actuarial losses	-	(3)	Salaries and benefits

	(1)	(4)	Total before tax
	1	1	Tax benefit

	$-	$(3)	Net of tax

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

The CVRs do not have a finite payment date. Any payments the Company makes under the CVR agreement will be payable within 60 days after the final resolution of the HMA Legal Matters. The CVRs are unsecured obligations of CHS and all payments under the CVRs will be subordinated in right of payment to the prior payment in full of all of the Company’s senior obligations (as defined in the CVR agreement), which include outstanding indebtedness of the Company (subject to certain exceptions set forth in the CVR agreement) and the HMA Losses. The CVR agreement permits the Company to acquire all or some of the CVRs, whether in open market transactions, private transactions or otherwise. As of September 30, 2017, the Company had acquired no CVRs.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following table represents the impact of legal expenses paid or incurred and settlements paid or deemed final as of September 30, 2017 on the amounts owed to CVR holders (in millions):

		Allocation of Expenses and Settlements Paid
	Total Expenses and Settlement Cost	Deductible	Company’s Responsibility at 10%	Reduction to Amount Owed to CVR Holders at 90%
As of December 31, 2016	$62	$18	$4	$40
Settlements paid	-	-	-	-
Legal expenses incurred and/or paid during the nine months ended September 30, 2017	1	-	-	1

As of September 30, 2017	$63	$18	$4	$41

Amounts owed to CVR holders are dependent on the ultimate resolution of the HMA Legal Matters and determination of HMA Losses incurred. The settlement of any or all of the claims and expenses incurred on behalf of the Company in defending itself will (subject to the deductible) reduce the amounts owed to the CVR holders.

Underlying the CVR agreement are a number of claims included in the HMA Legal Matters asserted against HMA. The Company has recorded a liability in connection with those claims as part of the acquired assets and liabilities at the date of acquisition pursuant to the provisions of Financial Accounting Standards Board Accounting Standards Codification Topic 805 “Business Combinations.” For the estimate of the Company’s liabilities associated with the HMA Legal Matters that will be covered by the CVR and were not previously accrued by HMA, the Company recorded a liability of $284 million as part of the acquisition accounting for the HMA merger based on the Company’s estimate of fair value of such liabilities as of the date of acquisition. There was a $4 million increase in the liability during the nine months ended September 30, 2017 and the estimated fair value of such liabilities, after consideration of amounts paid and current estimates of valuation inputs, was $256 million as of September 30, 2017, which is recorded in other long-term liabilities on the accompanying condensed consolidated balance sheet. As of September 30, 2017, there is currently no accrual recorded for the probable contingency claims underlying the CVR agreement. The estimated liability for probable contingency claims underlying the CVR agreement that was previously recorded by HMA, and reflected in the purchase accounting for HMA as an acquired liability has been settled and was paid during the year ended December 31, 2015. In addition, although legal fees are not included in the amounts currently accrued, such legal fees are taken into account in determining HMA Losses under the CVR agreement. Certain significant HMA Legal Matters underlying these liabilities are discussed in greater detail below.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

HMA Matters Recorded at Fair Value

Medicare/Medicaid Billing Lawsuits

Beginning during the week of December 16, 2013, eleven qui tam lawsuits filed by private individuals against HMA were unsealed in various United States district courts. The United States has elected to intervene in all or part of eight of these matters; namely U.S. ex rel. Craig Brummer v. Health Management Associates, Inc. et al. (Middle District Georgia) (“Brummer”); U.S. ex rel. Ralph D. Williams v. Health Management Associates, Inc. et al. (Middle District Georgia) (“Williams”); U.S. ex rel. Scott H. Plantz, M.D. et al. v. Health Management Associates, Inc., et al. (Northern District Illinois) (“Plantz”); U.S. ex rel. Thomas L. Mason, M.D. et al. v. Health Management Associates, Inc. et al. (Western District North Carolina) (“Mason”); U.S. ex rel. Jacqueline Meyer, et al. v. Health Management Associates, Inc., Gary Newsome et al. (“Jacqueline Meyer”) (District of South Carolina); U.S. ex rel. George Miller, et al. v. Health Management Associates, Inc. (Eastern District of Pennsylvania) (“Miller”); U.S. ex rel. Bradley Nurkin v. Health Management Associates, Inc. et al. (Middle District of Florida) (“Nurkin”); and U.S. ex rel. Paul Meyer v. Health Management Associates, Inc. et al. (Southern District Florida) (“Paul Meyer”). The United States has elected to intervene with respect to allegations in these cases that certain HMA hospitals inappropriately admitted patients and then submitted reimbursement claims for treating those individuals to federal healthcare programs in violation of the False Claims Act or that certain HMA hospitals had inappropriate financial relationships with physicians which violated the Stark law, the Anti-Kickback Statute, and the False Claims Act. Certain of these complaints also allege the same actions violated various state laws which prohibit false claims. The United States has declined to intervene in three of the eleven matters, namely U.S. ex rel. Anita France, et al. v. Health Management Associates, Inc. (Middle District Florida) (“France”) which involved allegations of wrongful billing and was settled; U.S. ex rel. Sandra Simmons v. Health Management Associates, Inc. et al. (Eastern District Oklahoma) (“Simmons”) which alleges unnecessary surgery by an employed physician and which was settled as to all allegations except alleged wrongful termination; and U.S. ex rel. David Napoliello, M.D. v. Health Management Associates, Inc. (Middle District Florida) (“Napoliello”) which alleges inappropriate admissions. On April 3, 2014, the Multi District Litigation Panel ordered the transfer and consolidation for pretrial proceedings of the eight intervened cases, plus the Napoliello matter, to the District of the District of Columbia under the name In Re: Health Management Associates, Inc. Qui Tam Litigation. On June 2, 2014, the court entered a stay of this matter until October 6, 2014, which was subsequently extended until February 27, 2015, May 27, 2015, September 25, 2015, January 25, 2016, May 25, 2016, September 26, 2016, December 27, 2016, April 27, 2017, August 28, 2017 and now until December 18, 2017. The Company intends to defend against the allegations in these matters, but also continues to cooperate with the government in the ongoing investigation of these allegations. The Company has been in discussions with the Civil Division of the United States Department of Justice (“DOJ”) regarding the resolutions of these matters. During the first quarter of 2015, the Company was informed that the Criminal Division continues to investigate former executive-level employees of HMA, and continues to consider whether any HMA entities should be held criminally liable for the acts of the former HMA employees. The Company is voluntarily cooperating with these inquiries and has not been served with any subpoenas or other legal process.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Summary of Recorded Amounts

The table below presents a reconciliation of the beginning and ending liability balances (in millions) during the nine months ended September 30, 2017, with respect to the Company’s fair value determination in connection with HMA Legal Matters that were not previously accrued by HMA, and the remaining contingencies of the Company in respect of which an accrual has been recorded. In addition, future legal fees (which are expensed as incurred) and costs related to possible indemnification and criminal investigation matters associated with the HMA Legal Matters have not been accrued or included in the table below. Furthermore, although not accrued, such costs, if incurred, will be taken into account in determining the total amount of reductions applied to the amounts owed to CVR holders.

	CVR-Related Liability at Fair Value	Other Probable Contingencies
Balance as of December 31, 2016	$252	$14
Expense	4	13
Cash payments	-	(14)

Balance as of September 30, 2017	$256	$13

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

In the aggregate, attorneys’ fees and other costs incurred but not included in the table above related to probable contingencies, and CVR-related contingencies accounted for at fair value, totaled $1 million for both the three-month periods ended September 30, 2017 and 2016, and $2 million for both the nine-month periods ended September 30, 2017 and 2016, and are included in other operating expenses in the accompanying condensed consolidated statements of loss.

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

Effective October 1, 2017, one or more subsidiaries of the Company sold Weatherford Regional Medical Center (103 licensed beds) in Weatherford, Texas, and its associated assets to subsidiaries of HCA for approximately $66 million in cash, which was received at the preliminary closing on September 29, 2017.

Effective October 1, 2017, one or more subsidiaries of the Company sold five Pennsylvania hospitals and their associated assets to subsidiaries of Reading Health System for approximately $418 million in cash, which was received at the preliminary closing on September 29, 2017. Hospitals included in the transaction were Brandywine Hospital in Coatesville (169 licensed beds), Chestnut Hill Hospital in Philadelphia (148 licensed beds), Jennersville Hospital in West Grove (63 licensed beds), Phoenixville Hospital in Phoenixville (151 licensed beds) and Pottstown Memorial Medical Center in Pottstown (232 licensed beds).

Effective November 1, 2017, one or more subsidiaries of the Company sold Highlands Regional Medical Center (126 licensed beds) in Sebring, Florida, and its associated assets to subsidiaries of HCA for approximately $11 million in cash.

Effective November 1, 2017, one or more subsidiaries of the Company sold Merit Health Northwest Mississippi (181 licensed beds) in Clarksdale, Mississippi, and its associated assets to subsidiaries of Curae Health, Inc. for approximately $23 million in a combination of cash and a note receivable from the buyer.

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

From time to time, subsidiaries of the Company sell and/or repurchase noncontrolling interests in consolidated subsidiaries, which may change subsidiaries between guarantors and non-guarantors. Effective with the spin-off of QHC, all subsidiaries of the Company that were part of that distribution have been removed as guarantors. Amounts for prior periods have been revised to reflect the status of guarantors and non-guarantors as of September 30, 2017.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Loss

Three Months Ended September 30, 2017

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
Operating revenues (net of contractual allowances and discounts)	$-	$(5)	$2,661	$1,677	$-	$4,333
Provision for bad debts	-	-	410	257	-	667

Net operating revenues	-	(5)	2,251	1,420	-	3,666
Operating costs and expenses:
Salaries and benefits	-	-	911	813	-	1,724
Supplies	-	-	403	207	-	610
Other operating expenses	-	-	614	297	-	911
Government and other legal settlements and related costs	-	-	1	-	-	1
Electronic health records incentive reimbursement	-	-	(1)	(1)	-	(2)
Rent	-	-	51	42	-	93
Depreciation and amortization	-	-	129	77	-	206
Impairment and (gain) loss on sale of businesses, net	-	-	31	2	-	33

Total operating costs and expenses	-	-	2,139	1,437	-	3,576

(Loss) income from operations	-	(5)	112	(17)	-	90
Interest expense, net	-	84	153	1	-	238
Loss from early extinguishment of debt	-	4	-	-	-	4
Gain on sale of investments in unconsolidated affiliates	-	-	-	-	-	-
Equity in earnings of unconsolidated affiliates	110	39	20	-	(174)	(5)

Loss from continuing operations before income taxes	(110)	(132)	(61)	(18)	174	(147)
Benefit from income taxes	-	(22)	(23)	(14)	-	(59)

Loss from continuing operations	(110)	(110)	(38)	(4)	174	(88)
Discontinued operations, net of taxes:
Loss from operations of entities sold or held for sale	-	-	-	(1)	-	(1)
Impairment of hospitals sold or held for sale	-	-	(2)	1	-	(1)

Loss from discontinued operations, net of taxes	-	-	(2)	-	-	(2)

Net loss	(110)	(110)	(40)	(4)	174	(90)
Less: Net income attributable to noncontrolling interests	-	-	-	20	-	20

Net loss attributable to Community Health Systems, Inc. stockholders	$(110)	$(110)	$(40)	$(24)	$174	$(110)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Loss

Three Months Ended September 30, 2016

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
Operating revenues (net of contractual allowances and discounts)	$-	$(6)	$2,767	$2,323	$-	$5,084
Provision for bad debts	-	-	393	311	-	704

Net operating revenues	-	(6)	2,374	2,012	-	4,380
Operating costs and expenses:
Salaries and benefits	-	-	969	1,098	-	2,067
Supplies	-	-	416	307	-	723
Other operating expenses	-	-	615	411	-	1,026
Government and other legal settlements and related costs	-	-	5	5	-	10
Electronic health records incentive reimbursement	-	-	(4)	(1)	-	(5)
Rent	-	-	52	57	-	109
Depreciation and amortization	-	-	157	108	-	265
Impairment and (gain) loss on sale of businesses, net	-	-	18	21	-	39

Total operating costs and expenses	-	-	2,228	2,006	-	4,234

(Loss) income from operations	-	(6)	146	6	-	146
Interest expense, net	-	84	137	12	-	233
Loss from early extinguishment of debt	-	-	-	-	-	-
Gain on sale of investments in unconsolidated affiliates	-	-	-	-	-	-
Equity in earnings of unconsolidated affiliates	79	14	18	-	(115)	(4)

Loss from continuing operations before income taxes	(79)	(104)	(9)	(6)	115	(83)
(Benefit from) provision for income taxes	-	(25)	5	(9)	-	(29)

(Loss) income from continuing operations	(79)	(79)	(14)	3	115	(54)
Discontinued operations, net of taxes:
Loss from operations of entities sold or held for sale	-	-	(2)	-	-	(2)

Loss from discontinued operations, net of taxes	-	-	(2)	-	-	(2)

Net (loss) income	(79)	(79)	(16)	3	115	(56)
Less: Net income attributable to noncontrolling interests	-	-	-	23	-	23

Net loss attributable to Community Health Systems, Inc. stockholders	$(79)	$(79)	$(16)	$(20)	$115	$(79)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Loss

Nine Months Ended September 30, 2017

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
Operating revenues (net of contractual allowances and discounts)	$-	$(17)	$8,437	$5,903	$-	$14,323
Provision for bad debts	-	-	1,337	691	-	2,028

Net operating revenues	-	(17)	7,100	5,212	-	12,295
Operating costs and expenses:
Salaries and benefits	-	-	2,786	2,918	-	5,704
Supplies	-	-	1,263	793	-	2,056
Other operating expenses	-	-	1,860	1,124	-	2,984
Government and other legal settlements and related costs	-	-	(32)	-	-	(32)
Electronic health records incentive reimbursement	-	-	(12)	(13)	-	(25)
Rent	-	-	155	151	-	306
Depreciation and amortization	-	-	385	280	-	665
Impairment and (gain) loss on sale of businesses, net	-	-	291	72	-	363

Total operating costs and expenses	-	-	6,696	5,325	-	12,021

(Loss) income from operations	-	(17)	404	(113)	-	274
Interest expense, net	-	241	448	17	-	706
Loss from early extinguishment of debt	-	35	-	-	-	35
Equity in earnings of unconsolidated affiliates	446	210	105	-	(774)	(13)

Loss from continuing operations before income taxes	(446)	(503)	(149)	(130)	774	(454)
(Benefit from) provision for income taxes	-	(57)	56	(73)	-	(74)

Loss from continuing operations	(446)	(446)	(205)	(57)	774	(380)
Discontinued operations, net of taxes:
Loss from operations of entities sold or held for sale	-	-	(3)	(1)	-	(4)
Impairment of hospitals sold or held for sale	-	-	(5)	(1)	-	(6)

Loss from discontinued operations, net of taxes	-	-	(8)	(2)	-	(10)

Net loss	(446)	(446)	(213)	(59)	774	(390)
Less: Net income attributable to noncontrolling interests	-	-	-	56	-	56

Net loss attributable to Community Health Systems, Inc. stockholders	$(446)	$(446)	$(213)	$(115)	$774	$(446)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Loss

Nine Months Ended September 30, 2016

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
Operating revenues (net of contractual allowances and discounts)	$-	$(18)	$8,594	$7,552	$-	$16,128
Provision for bad debts	-	-	1,349	810	-	2,159

Net operating revenues	-	(18)	7,245	6,742	-	13,969
Operating costs and expenses:
Salaries and benefits	-	-	2,901	3,636	-	6,537
Supplies	-	-	1,288	993	-	2,281
Other operating expenses	-	-	1,766	1,490	-	3,256
Government and other legal settlements and related costs	-	-	6	4	-	10
Electronic health records incentive reimbursement	-	-	(28)	(26)	-	(54)
Rent	-	-	153	187	-	340
Depreciation and amortization	-	-	477	362	-	839
Impairment and (gain) loss on sale of businesses, net	-	-	1,163	532	-	1,695

Total operating costs and expenses	-	-	7,726	7,178	-	14,904

Loss from operations	-	(18)	(481)	(436)	-	(935)
Interest expense, net	-	158	497	75	-	730
Loss from early extinguishment of debt	-	30	-	-	-	30
Gain on sale of investments in unconsolidated affiliates	-	-	(94)	-	-	(94)
Equity in earnings of unconsolidated affiliates	1,500	1,340	478	-	(3,356)	(38)

Loss from continuing operations before income taxes	(1,500)	(1,546)	(1,362)	(511)	3,356	(1,563)
Benefit from income taxes	-	(46)	(18)	(77)	-	(141)

Loss from continuing operations	(1,500)	(1,500)	(1,344)	(434)	3,356	(1,422)
Discontinued operations, net of taxes:
(Loss) income from operations of entities sold or held for sale	-	-	(6)	2	-	(4)
Impairment of hospitals sold or held for sale	-	-	-	(1)	-	(1)

(Loss) income from discontinued operations, net of taxes	-	-	(6)	1	-	(5)

Net loss	(1,500)	(1,500)	(1,350)	(433)	3,356	(1,427)
Less: Net income attributable to noncontrolling interests	-	-	-	73	-	73

Net loss attributable to Community Health Systems, Inc. stockholders	$(1,500)	$(1,500)	$(1,350)	$(506)	$3,356	$(1,500)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Comprehensive Loss

Three Months Ended September 30, 2017

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
Net loss	$(110)	$(110)	$(40)	$(4)	$174	$(90)
Other comprehensive income, net of income taxes:
Net change in fair value of interest rate swaps, net of tax	5	5	-	-	(5)	5
Net change in fair value of available-for-sale securities, net of tax	2	2	2	-	(4)	2
Amortization and recognition of unrecognized pension cost components, net of tax	1	1	1	-	(2)	1

Other comprehensive income	8	8	3	-	(11)	8

Comprehensive loss	(102)	(102)	(37)	(4)	163	(82)
Less: Comprehensive income attributable to noncontrolling interests	-	-	-	20	-	20

Comprehensive loss attributable to Community Health Systems, Inc. stockholders	$(102)	$(102)	$(37)	$(24)	$163	$(102)

Condensed Consolidating Statement of Comprehensive Loss

Three Months Ended September 30, 2016

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
Net (loss) income	$(79)	$(79)	$(16)	$3	$115	$(56)
Other comprehensive (loss) income, net of income taxes:
Net change in fair value of interest rate swaps, net of tax	10	10	-	-	(10)	10
Net change in fair value of available-for-sale securities, net of tax	(7)	(7)	(7)	-	14	(7)
Amortization and recognition of unrecognized pension cost components, net of tax	-	-	-	-	-	-

Other comprehensive income (loss)	3	3	(7)	-	4	3

Comprehensive (loss) income	(76)	(76)	(23)	3	119	(53)
Less: Comprehensive income attributable to noncontrolling interests	-	-	-	23	-	23

Comprehensive loss attributable to Community Health Systems, Inc. stockholders	$(76)	$(76)	$(23)	$(20)	$119	$(76)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Comprehensive Loss

Nine Months Ended September 30, 2017

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
Net loss	$(446)	$(446)	$(213)	$(59)	$774	$(390)
Other comprehensive income, net of income taxes:
Net change in fair value of interest rate swaps, net of tax	8	8	-	-	(8)	8
Net change in fair value of available-for-sale securities, net of tax	7	7	7	-	(14)	7
Amortization and recognition of unrecognized pension cost components, net of tax	2	2	2	-	(4)	2

Other comprehensive income	17	17	9	-	(26)	17

Comprehensive loss	(429)	(429)	(204)	(59)	748	(373)
Less: Comprehensive income attributable to noncontrolling interests	-	-	-	56	-	56

Comprehensive loss attributable to Community Health Systems, Inc. stockholders	$(429)	$(429)	$(204)	$(115)	$748	$(429)

Condensed Consolidating Statement of Comprehensive Loss

Nine Months Ended September 30, 2016

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
Net loss	$(1,500)	$(1,500)	$(1,350)	$(433)	$3,356	$(1,427)
Other comprehensive (loss) income, net of income taxes:
Net change in fair value of interest rate swaps, net of tax	(11)	(11)	-	-	11	(11)
Net change in fair value of available-for-sale securities, net of tax	(8)	(8)	(8)	-	16	(8)
Amortization and recognition of unrecognized pension cost components, net of tax	3	3	3	-	(6)	3

Other comprehensive loss	(16)	(16)	(5)	-	21	(16)

Comprehensive loss	(1,516)	(1,516)	(1,355)	(433)	3,377	(1,443)
Less: Comprehensive income attributable to noncontrolling interests	-	-	-	73	-	73

Comprehensive loss attributable to Community Health Systems, Inc. stockholders	$(1,516)	$(1,516)	$(1,355)	$(506)	$3,377	$(1,516)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Balance Sheet

September 30, 2017

	Parent		Other	Non -
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$-	$-	$529	$61	$-	$590
Patient accounts receivable, net of allowance for doubtful accounts	-	-	740	2,148	-	2,888
Supplies	-	-	288	157	-	445
Prepaid income taxes	22	-	-	-	-	22
Prepaid expenses and taxes	-	-	155	52	-	207
Other current assets	-	-	343	183	-	526

Total current assets	22	-	2,055	2,601	-	4,678

Intercompany receivable	207	13,511	4,336	7,033	(25,087)	-

Property and equipment, net	-	-	4,613	2,718	-	7,331

Goodwill	-	-	3,773	2,375	-	6,148

Other assets, net	15	25	1,716	880	(1,058)	1,578

Net investment in subsidiaries	1,300	21,453	10,735	-	(33,488)	-

Total assets	$1,544	$34,989	$27,228	$15,607	$(59,633)	$19,735

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$-	$-	$32	$8	$-	$40
Accounts payable	-	-	560	290	-	850
Accrued interest	-	237	-	1	-	238
Accrued liabilities	-	-	672	477	-	1,149

Total current liabilities	-	237	1,264	776	-	2,277

Long-term debt	-	13,047	219	635	-	13,901

Intercompany payable	-	19,355	22,436	12,989	(54,780)	-

Deferred income taxes	319	-	-	-	-	319

Other long-term liabilities	12	1,050	1,026	369	(1,058)	1,399

Total liabilities	331	33,689	24,945	14,769	(55,838)	17,896

Redeemable noncontrolling interests in equity of consolidated subsidiaries	-	-	-	530	-	530

Equity:
Community Health Systems, Inc. stockholders’ equity:
Common stock	1	-	-	-	-	1
Additional paid-in capital	2,002	507	867	572	(1,946)	2,002
Accumulated other comprehensive loss	(45)	(45)	(17)	(5)	67	(45)
(Accumulated deficit) retained earnings	(745)	838	1,433	(355)	(1,916)	(745)

Total Community Health Systems, Inc. stockholders’ equity	1,213	1,300	2,283	212	(3,795)	1,213
Noncontrolling interests in equity of consolidated subsidiaries	-	-	-	96	-	96

Total equity	1,213	1,300	2,283	308	(3,795)	1,309

Total liabilities and equity	$1,544	$34,989	$27,228	$15,607	$(59,633)	$19,735

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Balance Sheet

December 31, 2016

	Parent		Other	Non -
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$-	$-	$171	$67	$-	$238
Patient accounts receivable, net of allowance for doubtful accounts	-	-	800	2,376	-	3,176
Supplies	-	-	270	210	-	480
Prepaid income taxes	17	-	-	-	-	17
Prepaid expenses and taxes	-	-	120	67	-	187
Other current assets	-	-	216	352	-	568

Total current assets	17	-	1,577	3,072	-	4,666

Intercompany receivable	295	14,970	1,994	7,558	(24,817)	-

Property and equipment, net	-	-	4,606	3,543	-	8,149

Goodwill	-	-	3,735	2,786	-	6,521

Other assets, net	15	-	2,620	1,195	(1,222)	2,608

Net investment in subsidiaries	1,728	21,383	9,983	-	(33,094)	-

Total assets	$2,055	$36,353	$24,515	$18,154	$(59,133)	$21,944

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$-	$149	$53	$253	$-	$455
Accounts payable	-	-	637	358	-	995
Accrued interest	-	205	1	1	-	207
Accrued liabilities	17	-	679	534	-	1,230

Total current liabilities	17	354	1,370	1,146	-	2,887

Long-term debt	-	14,018	219	552	-	14,789

Intercompany payable	-	18,994	19,341	14,822	(53,157)	-

Deferred income taxes	411	-	-	-	-	411

Other long-term liabilities	12	1,259	1,094	432	(1,222)	1,575

Total liabilities	440	34,625	22,024	16,952	(54,379)	19,662

Redeemable noncontrolling interests in equity of consolidated subsidiaries	-	-	-	554	-	554

Equity:
Community Health Systems, Inc. stockholders’ equity:
Common stock	1	-	-	-	-	1
Additional paid-in capital	1,975	675	948	825	(2,448)	1,975
Accumulated other comprehensive loss	(62)	(62)	(23)	(8)	93	(62)
(Accumulated deficit) retained earnings	(299)	1,115	1,566	(282)	(2,399)	(299)

Total Community Health Systems, Inc. stockholders’ equity	1,615	1,728	2,491	535	(4,754)	1,615
Noncontrolling interests in equity of consolidated subsidiaries	-	-	-	113	-	113

Total equity	1,615	1,728	2,491	648	(4,754)	1,728

Total liabilities and equity	$2,055	$36,353	$24,515	$18,154	$(59,133)	$21,944

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2017

	Parent		Other	Non -
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In millions)
Net cash (used in) provided by operating activities	$(44)	$(228)	$645	$244	$-	$617

Cash flows from investing activities:
Acquisitions of facilities and other related equipment	-	-	-	(4)	-	(4)
Purchases of property and equipment	-	-	(278)	(150)	-	(428)
Proceeds from disposition of hospitals and other ancillary operations	-	-	593	1,073	-	1,666
Proceeds from sale of property and equipment	-	-	4	-	-	4
Purchases of available-for-sale securities	-	-	(58)	(27)	-	(85)
Proceeds from sales of available-for-sale securities	-	-	84	49	-	133
Increase in other investments	-	-	(73)	(22)	-	(95)

Net cash provided by investing activities	-	-	272	919	-	1,191

Cash flows from financing activities:
Repurchase of restricted stock shares for payroll tax withholding requirements	(5)	-	-	-	-	(5)
Deferred financing costs and other debt-related costs	-	(65)	-	(1)	-	(66)
Proceeds from noncontrolling investors in joint ventures	-	-	-	5	-	5
Redemption of noncontrolling investments in joint ventures	-	-	-	(5)	-	(5)
Distributions to noncontrolling investors in joint ventures	-	-	-	(79)	-	(79)
Changes in intercompany balances with affiliates, net	49	1,414	(525)	(938)	-	-
Borrowings under credit agreements	-	795	27	17	-	839
Issuance of long-term debt	-	3,100	-	-	-	3,100
Proceeds from receivables facility	-	-	-	26	-	26
Repayments of long-term indebtedness	-	(5,016)	(61)	(194)	-	(5,271)

Net cash provided by (used in) financing activities	44	228	(559)	(1,169)	-	(1,456)

Net change in cash and cash equivalents	-	-	358	(6)	-	352
Cash and cash equivalents at beginning of period	-	-	171	67	-	238

Cash and cash equivalents at end of period	$-	$-	$529	$61	$-	$590

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2016

	Parent		Other	Non -
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In millions)
Net cash (used in) provided by operating activities	$(13)	$(322)	$479	$666	$-	$810

Cash flows from investing activities:
Acquisitions of facilities and other related equipment	-	-	(3)	(119)	-	(122)
Purchases of property and equipment	-	-	(359)	(202)	-	(561)
Proceeds from disposition of hospitals and other ancillary operations	-	-	13	(1)	-	12
Proceeds from sale of property and equipment	-	-	5	5	-	10
Purchases of available-for-sale securities	-	-	(171)	(224)	-	(395)
Proceeds from sales of available-for-sale securities	-	-	157	229	-	386
Proceeds from sale of investments in unconsolidated affiliates	-	-	403	-	-	403
Distribution from Quorum Health Corporation	-	1,219	-	-	-	1,219
Increase in other investments	-	-	(129)	(72)	-	(201)

Net cash provided by (used in) investing activities	-	1,219	(84)	(384)	-	751

Cash flows from financing activities:
Repurchase of restricted stock shares for payroll tax withholding requirements	(5)	-	-	-	-	(5)
Deferred financing costs and other debt-related costs	-	(22)	-	-	-	(22)
Redemption of noncontrolling investments in joint ventures	-	-	-	(19)	-	(19)
Distributions to noncontrolling investors in joint ventures	-	-	-	(69)	-	(69)
Changes in intercompany balances with affiliates, net	18	529	(384)	(163)	-	-
Borrowings under credit agreements	-	3,905	23	1	-	3,929
Proceeds from receivables facility	-	-	-	66	-	66
Repayments of long-term indebtedness	-	(5,309)	(49)	(134)	-	(5,492)

Net cash provided by (used in) financing activities	13	(897)	(410)	(318)	-	(1,612)

Net change in cash and cash equivalents	-	-	(15)	(36)	-	(51)
Cash and cash equivalents at beginning of period	-	-	37	147	-	184

Cash and cash equivalents at end of period	$-	$-	$22	$111	$-	$133

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

Executive Overview

We are one of the largest publicly traded hospital companies in the United States and a leading operator of general acute care hospitals and outpatient facilities in communities across the country. We provide healthcare services through the hospitals that we own and operate and affiliated businesses in non-urban and selected urban markets throughout the United States. We generate revenues by providing a broad range of general and specialized hospital healthcare services and outpatient services to patients in the communities in which we are located. As of September 30, 2017, we owned or leased 133 hospitals included in continuing operations, comprised of 131 general acute care hospitals and two stand-alone rehabilitation or psychiatric hospitals. We also owned or leased two hospitals included in discontinued operations at September 30, 2017. For the hospitals that we own and operate, we are paid for our services by governmental agencies, private insurers and directly by the patients we serve.

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

In furtherance of this strategy, on April 29, 2016, we completed a spin-off of 38 hospitals and Quorum Health Resources, or QHR (our subsidiary that provided management advisory and consulting services to non-affiliated general acute care hospitals located throughout the United States), into Quorum Health Corporation, or QHC, and distributed, on a pro rata basis, all of the shares of QHC common stock to our stockholders of record as of April 22, 2016. These stockholders received a distribution of one share of QHC common stock for every four shares of our common stock held as of the record date plus cash in lieu of any fractional shares. The transaction was structured to be generally tax free to us and our stockholders. In recognition of the spin-off, we recorded a non-cash dividend of approximately $713 million during the year ended December 31, 2016, representing the net assets of QHC distributed to our stockholders. Immediately following the completion of the spin-off, our stockholders owned 100% of the outstanding shares of QHC common stock. Following the spin-off, QHC became an independent public company with its common stock listed for trading under the symbol “QHC” on the New York Stock Exchange. Financial and statistical data reported in this Quarterly Report on Form 10-Q include QHC operating results through the spin-off date. Same-store operating results and statistical data exclude information for the hospitals divested in the spin-off of QHC for the three and nine months ended September 30, 2016.

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

Effective July 1, 2017, we sold four Pennsylvania hospitals and their associated assets to subsidiaries of PinnacleHealth System for approximately $231 million in cash, which was received at closing on July 3, 2017. Hospitals included in the transaction are Memorial Hospital of York (100 licensed beds) in York, Pennsylvania; Lancaster Regional Medical Center (214 licensed beds) in Lancaster, Pennsylvania; Heart of Lancaster Regional Medical Center (148 licensed beds) in Lititz, Pennsylvania; and Carlisle Regional Medical Center (165 licensed beds) in Carlisle, Pennsylvania.

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

Effective July 1, 2017, we sold two hospitals, a clinic and their associated assets to MultiCare Health System for approximately $424 million in cash, of which $414 million was received at the preliminary closing on June 30, 2017 with the remainder held in escrow. Facilities included in this transaction were Deaconess Hospital (388 licensed beds) in Spokane, Washington; Valley Hospital (123 licensed beds) in Spokane Valley, Washington; and the multi-specialty Rockwood Clinic in Spokane, Washington.

Effective September 1, 2017, we sold Yakima Regional Medical and Cardiac Center (214 licensed beds) in Yakima, Washington and Toppenish Community Hospital (63 licensed beds) in Toppenish, Washington, to Regional Health for approximately $43 million in a combination of cash and a note receivable from the buyer.

Effective October 1, 2017, we sold five Pennsylvania hospitals and their associated assets to subsidiaries of Reading Health System for approximately $418 million in cash, which was received at the preliminary closing on September 29, 2017. Hospitals included in the transaction are Brandywine Hospital in Coatesville (169 licensed beds), Chestnut Hill Hospital in Philadelphia (148 licensed beds), Jennersville Hospital in West Grove (63 licensed beds), Phoenixville Hospital in Phoenixville (151 licensed beds) and Pottstown Memorial Medical Center in Pottstown (232 licensed beds).

Effective October 1, 2017, we sold Weatherford Regional Medical Center (103 licensed beds) in Weatherford, Texas, and its associated assets to subsidiaries of HCA for approximately $66 million in cash, which was received at the preliminary closing on September 29, 2017.

Effective November 1, 2017, we sold Highlands Regional Medical Center (126 licensed beds) in Sebring, Florida, and its associated assets to subsidiaries of HCA for approximately $11 million in cash.

Effective November 1, 2017, we sold Merit Health Northwest Mississippi (181 licensed beds) in Clarksdale, Mississippi, and its associated assets to subsidiaries of Curae Health, Inc. for approximately $23 million in a combination of cash and a note receivable from the buyer.

Since April 1, 2017, including the hospitals identified above, we have completed the divestiture of all of the hospitals out of the previously announced 30 hospitals currently reported in continuing operations which had been subject to definitive agreements or non-binding letters of intent. These 30 hospitals represented annual net operating revenues in 2016 of approximately $3.4 billion, and we have received gross proceeds plus working capital of approximately $1.95 billion in connection with the disposition of these hospitals.

In addition to the divestiture of these 30 hospitals, we continue to receive interest from acquirers for certain of our hospitals. We are pursuing these interests for sale transactions involving hospitals with a combined total of at least $2.0 billion in annual net operating revenues and combined mid-single digit Adjusted EBITDA margins. These sale transactions are currently in various stages of negotiation with the potential buyers to enter into definitive agreements. There can be no assurance that these dispositions will be completed, or if they are completed, the ultimate timing of the completion of these dispositions.

There may be changes from time to time in the composition of the particular hospitals in respect of which we are pursuing potential dispositions as the result of various factors, including changes in any potential buyer or the negotiations with respect to the potential sale of any such hospital. The potential dispositions noted above, as well as the dispositions that have been completed in 2016 and 2017 to date, are intended to further implement our portfolio rationalization and deleveraging strategy as described above. When consistent with this strategy, we intend to continue to evaluate offers from potential buyers for additional divestitures and optimize our hospital asset portfolio.

Operating results and statistical data for the three and nine months ended September 30, 2017, exclude two hospitals still owned and one hospital divested during the nine months ended September 30, 2017, that have previously been classified as discontinued operations for accounting purposes.

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

Our net operating revenues for the three months ended September 30, 2017 decreased $714 million to approximately $3.7 billion compared to approximately $4.4 billion for the three months ended September 30, 2016. On a same-store basis, net operating revenues for the three months ended September 30, 2017 decreased $56 million. Our provision for bad debts decreased $37 million to $667 million, or 15.4% of operating revenues (before the provision for bad debts) for the three months ended September 30, 2017, from $704 million, or 13.8% of operating revenues (before the provision for bad debts) for the three months ended September 30, 2016.

We had a loss from continuing operations of $88 million during the three months ended September 30, 2017, compared to a loss from continuing operations of $54 million for the three months ended September 30, 2016. Loss from continuing operations for the three months ended September 30, 2017 included the following:

•	an after-tax charge of $1 million for government and other legal settlements, net of related legal expenses,

•	an after-tax charge of $21 million for the impairment of goodwill and long-lived assets of hospitals sold or held for sale based on their estimated fair values,

•	an after-tax charge of $1 million for employee termination benefits and other restructuring costs,

•	an after-tax charge of $2 million for loss from early extinguishment of debt, and

•	an after-tax income of $4 million from fair value adjustments on the CVR agreement liability accounted for at fair value related to the Health Management Associates, Inc., or HMA, legal proceedings, and related legal expenses.

Additionally, during the three months ended September 30, 2017, certain of our hospitals in Texas, Florida and Georgia were impacted by Hurricanes Harvey and Irma with disruption of services and remediation efforts that resulted in an estimated loss of net revenues, which together with incremental expenses directly related to hurricane response efforts totaled approximately $40 million on a pre-tax basis. This estimated impact is prior to any insurance recoveries which we may receive.

Loss from continuing operations for the three months ended September 30, 2016 included the following:

•	an after-tax charge of $6 million for government and other legal settlements, net of related legal expenses,

•	an after-tax charge of $1 million for costs incurred related to the divestiture of the Home Care division, and

•	an after-tax charge of $32 million for the impairment of goodwill and long-lived assets.

Consolidated inpatient admissions for the three months ended September 30, 2017, decreased 14.8%, compared to the three months ended September 30, 2016, and consolidated adjusted admissions for the three months ended September 30, 2017, decreased 15.5%, compared to the three months ended September 30, 2016. Both same-store inpatient admissions and adjusted admissions decreased 2.3% for the three months ended September 30, 2017, compared to the three months ended September 30, 2016.

Our net operating revenues for the nine months ended September 30, 2017 decreased $1.7 billion to approximately $12.3 billion compared to approximately $14.0 billion for the nine months ended September 30, 2016. On a same-store basis, net operating revenues for the nine months ended September 30, 2017 decreased $35 million. Our provision for bad debts decreased $131 million to $2.0 billion, or 14.2% of operating revenues (before the provision for bad debts) for the nine months ended September 30, 2017, from $2.2 billion, or 13.4% of operating revenues (before the provision for bad debts) for the nine months ended September 30, 2016.

We had a loss from continuing operations of $380 million during the nine months ended September 30, 2017, compared to a loss from continuing operations of $1.4 billion for the nine months ended September 30, 2016. Loss from continuing operations for the nine months ended September 30, 2017 included the following:

•	after-tax income of $21 million for government and other legal settlements, net of related legal expenses, primarily as a result of the previously announced settlement of the shareholder derivative action in January 2017,

•	an after-tax charge of $320 million for the impairment of goodwill and long-lived assets of hospitals sold or held for sale based on their estimated fair values,

•	an after-tax charge of $3 million for employee termination benefits and other restructuring costs,

•	an after-tax charge of $22 million for loss from early extinguishment of debt, and

•	an after-tax charge of $5 million from fair value adjustments on the CVR agreement liability accounted for at fair value related to the HMA legal proceedings, and related legal expenses.

Loss from continuing operations for the nine months ended September 30, 2016 included the following:

•	an after-tax charge of $7 million for government and other legal settlements, net of related legal expenses,

•	an after-tax charge of $1 million from adjustments related to the HMA legal proceedings, accounted for at fair value, underlying the CVR agreement, and related legal expense,

•	an after-tax charge of $15 million for the impairment of long-lived assets,

•	an after-tax charge of $9 million related to costs incurred for the spin-off of QHC,

•	an after-tax charge of $19 million for loss from early extinguishment of debt,

•	an after-tax charge of $1 million for costs incurred related to the divestiture of the Home Care division,

•	an after-tax charge of $1.5 billion for the impairment of goodwill and long-lived assets, and

•	after-tax income of $60 million for the gain on sale of investments in connection with the sale of our minority equity interest in Valley Health Systems, LLC and Summerlin Hospital Medical Center, LLC.

Consolidated inpatient admissions for the nine months ended September 30, 2017, decreased 12.3%, compared to the nine months ended September 30, 2016, and consolidated adjusted admissions for the nine months ended September 30, 2017, decreased 13.0%, compared to the nine months ended September 30, 2016. Both same-store inpatient admissions and adjusted admissions decreased 1.9% for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016.

Self-pay revenues represented approximately 13.3% and 12.6% of net operating revenues for the three months ended September 30, 2017 and 2016, respectively, and 12.6% and 12.4% for the nine months ended September 30, 2017 and 2016, respectively. The amount of foregone revenue related to providing charity care services as a percentage of net operating revenues was approximately 3.2% and 2.9% for the three months ended September 30, 2017 and 2016, respectively and 2.9% and 2.5% for the nine months ended September 30, 2017 and 2016, respectively. Direct and indirect costs incurred in providing charity care services as a percentage of net operating revenues was approximately 0.4% for both the three-month periods ended September 30, 2017 and 2016, and approximately 0.4% and 0.3% for the nine months ended September 30, 2017 and 2016, respectively.

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

The outcome of the 2016 federal elections cast considerable uncertainty on the future of the Affordable Care Act, and we are monitoring the legislative and executive branch efforts related to healthcare reform. These efforts include statements and executive orders from the President regarding the continued funding of cost-sharing reduction payments, or subsidies, to insurers and permitting the sale of short-term health insurance plans that do not meet the Affordable Care Act’s minimum coverage requirements. Of critical importance to us will be the potential impact of any changes specific to the Medicaid funding and expansion provisions of the Affordable Care Act. We operate hospitals in five of the ten states that experienced the largest reductions in uninsured rates among adult residents between 2013 and 2015. The states with the greatest reductions in the number of uninsured adult residents have expanded Medicaid. A number of states have opted out of the Medicaid coverage expansion provisions, but could ultimately decide to expand their programs at a later date. Of the 19 states in which we operated hospitals that were included in continuing operations as of September 30, 2017, 8 states have taken action to expand their Medicaid programs. At this time, the other 11 states have not, including Florida, Tennessee and Texas, where we operated a significant number of hospitals as of September 30, 2017. Some states that have opted out are considering options such as waiver plans to operate an alternative Medicaid expansion plan. Failure to expand Medicaid or implement an effective alternative in these states will likely have a negative impact on the goal of reducing the number of uninsured individuals.

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

We believe that the Affordable Care Act has had a positive impact on net operating revenues and income from continuing operations as the result of the expansion of private sector and Medicaid coverage that has occurred. However, legislative and executive branch efforts related to healthcare reform could result in increased prices for consumers purchasing health insurance coverage or the sale of insurance plans that contain gaps in coverage, which could destabilize insurance markets and impact the rates of uninsured or underinsured adults. Other provisions of the Affordable Care Act, such as requirements related to employee health insurance coverage and changes to Medicare and Medicaid reimbursement, have increased our operating costs or adversely impacted the reimbursement we receive.

It is difficult to predict the ongoing effect of the Affordable Care Act due to executive orders and implementation changes, clarifications and modifications resulting from the rule-making process, judicial interpretations resulting from court challenges to its constitutionality and interpretation, whether and how many states ultimately decide to expand Medicaid coverage, the number of uninsured who elect to purchase health insurance coverage, budgetary issues at federal and state levels, and efforts to change or repeal the statute. We may not be able to fully realize the positive impact the Affordable Care Act may otherwise have on our business, results of operations, cash flow, capital resources and liquidity. We cannot predict whether we will be able to modify certain aspects of our operations to offset any potential adverse consequences from the Affordable Care Act or the impact of any alternative provisions that may be adopted.

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

As of October 1, 2014, eligible hospitals and, as of January 1, 2015, professionals that have not demonstrated meaningful use of certified EHR technology and have not applied and qualified for a hardship exception are subject to payment adjustments. Eligible hospitals are subject to a reduced market basket update to the inpatient prospective payment system standardized amount as of 2015 and for each subsequent fiscal year. Eligible professionals are subject to a 1% per year cumulative reduction applied to the MPFS amount for covered professional services, subject to a cap of 5%. Payment adjustments for eligible professionals failing to demonstrate meaningful use will no longer be applicable beginning in 2019, when the program is scheduled to be replaced by MIPS.

Although we believe that our hospital facilities are currently in compliance with the meaningful use standards, there can be no assurance that all of our facilities will remain in compliance and therefore not be subject to the HITECH payment reductions. We recognized approximately $2 million and $5 million during the three months ended September 30, 2017 and 2016, respectively, and $25 million and $54 million during the nine months ended September 30, 2017 and 2016, respectively, for HITECH incentive reimbursements from Medicare and Medicaid related to certain of our hospitals and for certain of our employed physicians, which are presented as a reduction of operating expenses. As our hospital facilities and affiliated professionals have achieved substantial compliance with the HITECH standards and the majority have completed the maximum time period for receiving incentive payments, the amount of incentive reimbursements will continue to decline in 2017.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Medicare	22.2%	23.0%	22.8%	24.0%
Medicaid	11.0	10.5	10.7	10.4
Managed Care and other third-party payors	53.5	53.9	53.9	53.2
Self-pay	13.3	12.6	12.6	12.4

Total	100.0%	100.0%	100.0%	100.0%

As shown above, we receive a substantial portion of our revenues from the Medicare and Medicaid programs. Included in Managed Care and other third-party payors is operating revenues from insurance companies with which we have insurance provider contracts, Medicare managed care, insurance companies for which we do not have insurance provider contracts, workers’ compensation carriers and non-patient service revenue, such as rental income and cafeteria sales. In the future, we generally expect revenues received from the Medicare and Medicaid programs to increase due to the general aging of the population. In addition, the Affordable Care Act has increased the number of insured patients in states that have expanded Medicaid, which in turn, has reduced the percentage of revenues from self-pay patients. However, taking into account the outcome of the 2016 federal elections, it is unclear whether the trend of increased coverage will continue. Further, the Affordable Care Act, as currently structured, imposes significant reductions in amounts the government pays Medicare managed care plans. The trend toward increased enrollment in Medicare managed care may adversely affect our operating revenue growth. Other provisions in the Affordable Care Act impose minimum medical-loss ratios and require insurers to meet specific benefit requirements. Furthermore, in the normal course of business, managed care programs, insurance companies and employers actively negotiate the amounts paid to hospitals. The trend toward increased enrollment in managed care may adversely affect our operating revenue growth. There can be no assurance that we will retain our existing reimbursement arrangements or that these third-party payors will not attempt to further reduce the rates they pay for our services.

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-based reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for the treatment of patients covered by Medicare, Medicaid and non-governmental payors are generally less than the standard billing rates. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues and net loss by an insignificant amount in each of the three and nine-month periods ended September 30, 2017 and 2016.

The payment rates under the Medicare program for hospital inpatient and outpatient acute care services are based on a prospective payment system, depending upon the diagnosis of a patient’s condition. These rates are indexed for inflation annually, although increases have historically been less than actual inflation. On August 2, 2017, CMS issued the final rule to increase this index by 2.7% for hospital inpatient acute care services that are reimbursed under the prospective payment system, beginning October 1, 2017. The final rule provides for a 0.6% multifactor productivity reduction and a 0.75% reduction to hospital inpatient rates implemented pursuant to the Affordable Care Act, which, together with other payment adjustments, will yield an estimated net 1.3% increase in reimbursement for hospitals. An additional reduction applies to hospitals that do not submit required patient quality data. We are complying with this data submission requirement. Further, CMS has indicated that Medicare disproportionate share payments and changes to additional uncompensated care payments will increase overall inpatient hospital payment rates by approximately 0.6%.

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

The following tables summarize, for the periods indicated, selected operating data.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Operating results, as a percentage of net operating revenues:
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses (a)	(91.0)	(89.7)	(89.4)	(88.6)
Depreciation and amortization	(5.6)	(6.1)	(5.4)	(6.0)
Impairment and (gain) loss on sale of businesses, net	(0.9)	(0.9)	(3.0)	(12.1)

Income (loss) from operations	2.5	3.3	2.2	(6.7)
Interest expense, net	(6.5)	(5.3)	(5.7)	(5.2)
Loss from early extinguishment of debt	(0.1)	-	(0.3)	(0.3)
Gain on sale of investments in unconsolidated affiliates	-	-	-	0.7
Equity in earnings of unconsolidated affiliates	0.1	0.1	0.1	0.3

Loss from continuing operations before income taxes	(4.0)	(1.9)	(3.7)	(11.2)
Benefit from income taxes	1.6	0.7	0.6	1.0

Loss from continuing operations	(2.4)	(1.2)	(3.1)	(10.2)
Loss from discontinued operations, net of taxes	(0.1)	-	(0.1)	-

Net loss	(2.5)	(1.2)	(3.2)	(10.2)
Less: Net income attributable to noncontrolling interests	(0.5)	(0.6)	(0.4)	(0.5)

Net loss attributable to Community Health Systems, Inc. stockholders	(3.0)%	(1.8)%	(3.6)%	(10.7)%

	Three Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2017
Percentage (decrease) increase from prior year:
Net operating revenues	(16.3)%	(12.0)%
Admissions	(14.8)	(12.3)
Adjusted admissions (b)	(15.5)	(13.0)
Average length of stay	-	-
Net loss attributable to Community Health Systems, Inc. (c)	(39.2)	70.3
Same-store percentage decrease from prior year (d):
Net operating revenues	(1.5)%	(0.3)%
Admissions	(2.3)	(1.9)
Adjusted admissions (b)	(2.3)	(1.9)

(a)	Operating expenses include salaries and benefits, supplies, other operating expenses, government and other legal settlements and related costs, electronic health records incentive reimbursement and rent.
(b)	Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by multiplying admissions by gross patient revenues and then dividing that number by gross inpatient revenues.
(c)	Includes loss from discontinued operations.
(d)	Includes acquired hospitals to the extent we operated them in both periods and excludes our hospitals that have previously been classified as discontinued operations for accounting purposes. In addition, also excludes information for the hospitals sold or closed during both the three and the nine months ended September 30, 2017 and 2016.

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Net operating revenues decreased by 16.3% to approximately $3.7 billion for the three months ended September 30, 2017, from approximately $4.4 billion for the three months ended September 30, 2016. Our provision for bad debts decreased by $37 million to $667 million, or 15.4% of operating revenues (before the provision for bad debts) for the three months ended September 30, 2017, from $704 million, or 13.8% of operating revenues (before the provision for bad debts) for the three months ended September 30, 2016. The increase in the provision for bad debt as a percentage of operating revenues (before the provision for bad debt) is primarily due to increases in self-pay patient co-pays and deductibles. Net operating revenues from same-store hospitals decreased $56 million or 1.5% during the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. Non-same-store net operating revenues decreased $658 million during the three months ended September 30, 2017, in comparison to the prior year period, with the decrease attributable primarily to the spin-off of QHC. The decrease in same-store net operating revenues was attributable to the decline in inpatient admissions and adjusted admissions, which was due in part to the impact of hurricanes Harvey and Irma on certain of our hospitals in Texas, Florida and Georgia as the result of the evacuation and population disruption that occurred prior to these hurricanes as well as the aftermath and recovery efforts in communities affected by these hurricanes. In addition, increases in self-pay volumes and higher patient co-pays and deductibles contributed to higher provision for bad debts compared to the three months ended September 30, 2016. On a consolidated basis, inpatient admissions decreased by 14.8% and adjusted admissions decreased by 15.5% during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. On a same-store basis, net operating revenues per adjusted admissions increased 0.8%, while both inpatient admissions and adjusted admissions decreased by 2.3% during the three months ended September 30, 2017, compared to the three months ended September 30, 2016. Our admissions declined primarily due to the impact of the hurricanes noted above and a decrease in obstetrics volume and an increase in observation days, and were also impacted by lower readmissions, a decrease in inpatient surgeries, and a decrease in admissions related to discontinuing certain service lines.

Operating expenses, as a percentage of net operating revenues, increased from 96.7% during the three months ended September 30, 2016 to 97.5% during the three months ended September 30, 2017. Operating expenses, excluding depreciation and amortization and impairment and (gain) loss on sale of businesses, as a percentage of net operating revenues, increased from 89.7% for the three months ended September 30, 2016 to 91.0% for the three months ended September 30, 2017. Salaries and benefits, as a percentage of net operating revenues, decreased from 47.2% for the three months ended September 30, 2016 to 47.0% for the three months ended September 30, 2017. This decrease in salaries and benefits, as a percentage of net operating revenues, was primarily due to improved staffing and benefit expense management. Supplies, as a percentage of net operating revenues, increased from 16.5% for the three months ended September 30, 2016 to 16.6% for the three months ended September 30, 2017, primarily as a result of an increase in implant costs due to an increase in surgical case mix over the prior year. Other operating expenses, as a percentage of net operating revenues, increased from 23.4% for the three months ended September 30, 2016 to 24.9% for the three months ended September 30, 2017, primarily as a result of higher medical specialist fees, an increase in purchased services, growth in malpractice insurance and higher information systems expense. Government and other legal settlements and related costs, as a percentage of net operating revenues, decreased from 0.2% for the three months ended September 30, 2016 to less than 0.1% for the three months ended September 30, 2017. Rent, as a percentage of net operating revenues, remained consistent at 2.5% for both of the three-month periods ended September 30, 2017 and 2016.

EHR incentive reimbursements represent those incentives under HITECH for which the recognition criterion has been met. We recognized approximately $2 million and $5 million of incentive reimbursements, or less than 0.1% and 0.1% of net operating revenues, for the three months ended September 30, 2017 and 2016, respectively. The decrease in EHR incentive reimbursements is due to the majority of our hospitals completing the various stages of meaningful use compliance, resulting in the expected decline in reimbursement as those programs wind down. We received cash payments of $3 million and $7 million for these incentives during the three months ended September 30, 2017 and 2016, respectively. There was no deferred revenue recorded at either September 30, 2017 or 2016.

Depreciation and amortization, as a percentage of net operating revenues, decreased from 6.1% for three months ended September 30, 2016 to 5.6% for the three months ended September 30, 2017, primarily due to ceasing depreciation on property and equipment at hospitals held for sale.

Impairment and (gain) loss on sale of businesses was $33 million for the three months ended September 30, 2017, compared to $39 million for the three months ended September 30, 2016. Impairment of goodwill and long-lived assets for the three months ended September 30, 2017 included impairment of approximately $33 million related to impairment of the long-lived assets and reporting unit goodwill allocated to hospitals classified as held for sale during the three months ended September 30, 2017. Impairment of goodwill and long-lived assets for the three months ended September 30, 2016 includes the write-off of allocated hospital reporting unit goodwill to four hospitals that were classified as held for sale in September 2016, and an update to the impairment estimated at June 30, 2016 recorded for goodwill and certain long-lived assets based on their then estimated fair values.

Interest expense, net, increased by $5 million to $238 million for the three months ended September 30, 2017 compared to $233 million for the three months ended September 30, 2016, primarily due to an increase in our interest rate during the three months ended September 30, 2017, compared to the same period in 2016, which resulted in an increase in interest expense of $23 million. This increase was partially offset by a decrease in our average outstanding debt during the three months ended September 30, 2017, which resulted in a decrease in interest expense of $18 million.

Loss from early extinguishment of debt of $4 million was recognized during the three months ended September 30, 2017, resulting from costs incurred in connection with the early repayments made to certain term loans under the Credit Facility during the period utilizing a portion of hospital divestiture proceeds, as well as in connection with the amendment of the Credit Facility, as discussed further in Capital Resources.

Equity in earnings of unconsolidated affiliates, as a percentage of net operating revenues, remained consistent at 0.1% for both of the three-month periods ended September 30, 2017 and 2016.

The net results of the above-mentioned changes resulted in the loss from continuing operations before income taxes increasing by $64 million from a loss of $83 million for the three months ended September 30, 2016 to a loss of $147 million for the three months ended September 30, 2017.

The benefit for income taxes on loss from continuing operations increased from $29 million for the three months ended September 30, 2016 to $59 million for the three months ended September 30, 2017, primarily due to the increase in the loss from continuing operations before income taxes. Our effective tax rates were 40.1% and 34.9% for the three months ended September 30, 2017 and 2016, respectively. The increase in our effective tax rate for the three months ended September 30, 2017, when compared to the three months ended September 30, 2016, was primarily due to the non-deductible nature of certain goodwill written off in the $33 million impairment and (gain) loss on sale of businesses for the three months ended September 30, 2017. Including the expense related to income attributable to noncontrolling interests, the effective tax rate for the three months ended September 30, 2017 and 2016 would have been 35.3% and 27.4%, respectively. In addition to the items discussed above, this increase was primarily due to a disproportionate decrease in income from continuing operations before income taxes, when compared to the decrease in net income attributable to noncontrolling interests for those same periods, which is not tax affected in our condensed consolidated financial statements.

Loss from continuing operations, as a percentage of net operating revenues, increased from 1.2% for the three months ended September 30, 2016 to 2.4% for the three months ended September 30, 2017.

Discontinued operations for these periods include the results of operations of certain hospitals owned or leased by us as of September 30, 2017 and 2016, which were classified as being held for sale or sold. The operation of these hospitals resulted in a loss, net of taxes, of $1 million and $2 million during the three months ended September 30, 2017 and 2016, respectively. An after-tax impairment charge of $1 million was recorded during the three months ended September 30, 2017, based on the difference between the estimated fair value and the carrying value of the assets held for sale. No impairment charge was recorded during the three months ended September 30, 2016. Overall, discontinued operations consisted of a loss, net of taxes, of $2 million for both of the three-month periods ended September 30, 2017 and 2016.

Net loss, as a percentage of net operating revenues, increased from 1.2% for the three months ended September 30, 2016 to 2.5% for the three months ended September 30, 2017.

Net income attributable to noncontrolling interests, as a percentage of net operating revenues, decreased from 0.6% for the three months ended September 30, 2016 to 0.5% for the three months ended September 30, 2017.

Net loss attributable to Community Health Systems, Inc. was $110 million for the three months ended September 30, 2017, compared to $79 million for the three months ended September 30, 2016. The increase in net loss attributable to Community Health Systems, Inc. was primarily due to the decline in net operating revenues and increase to other operating expenses noted above.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Net operating revenues decreased by 12.0% to approximately $12.3 billion for the nine months ended September 30, 2017, from approximately $14.0 billion for the nine months ended September 30, 2016. Our provision for bad debts decreased by $131 million to $2.0 billion, or 14.2% of operating revenues (before the provision for bad debts) for the nine months ended September 30, 2017, from $2.2 billion, or 13.4% of operating revenues (before the provision for bad debts) for the nine months ended September 30, 2016. Net operating revenues from same-store hospitals decreased $35 million or 0.3% during the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016. Non-same-store net operating revenues decreased $1.6 billion during the nine months ended September 30, 2017, in comparison to the prior year period, with the decrease attributable primarily to the spin-off of QHC. The decrease in same-store net operating revenues was attributable to the decline in inpatient admissions and adjusted admissions. On a consolidated basis, inpatient admissions decreased by 12.3% and adjusted admissions decreased by 13.0% during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. On a same-store basis, net operating revenues per adjusted admissions increased 1.6%, while both inpatient admissions and adjusted admissions decreased by 1.9% for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016.

Operating expenses, as a percentage of net operating revenues, decreased from 106.7% during the nine months ended September 30, 2016 to 97.8% during the nine months ended September 30, 2017. Operating expenses, excluding depreciation and amortization and impairment and (gain) loss on sale of businesses, as a percentage of net operating revenues, increased from 88.6% for the nine months ended September 30, 2016 to 89.4% for the nine months ended September 30, 2017. Salaries and benefits, as a percentage of net operating revenues, decreased from 46.8% for the nine months ended September 30, 2016 to 46.4% for the nine months ended September 30, 2017. This decrease in salaries and benefits, as a percentage of net operating revenues, was primarily due to improved staffing and benefit expense management. Supplies, as a percentage of net operating revenues, increased from 16.3% for the nine months ended September 30, 2016 to 16.7% for the nine months ended September 30, 2017, primarily as a result of an increase in implant costs due to an increase in surgical case mix over the prior year. Other operating expenses, as a percentage of net operating revenues, increased from 23.4% for the nine months ended September 30, 2016 to 24.3% for the nine months ended September 30, 2017, primarily as a result of higher medical specialist fees, an increase in purchased services and higher information systems expense. Government and other legal settlements and related costs, as a percentage of net operating revenues, increased from expense of 0.1% for the nine months ended September 30, 2016 to income of 0.3% for the nine months ended September 30, 2017 primarily as a result of the gain recorded from the previously announced settlement of the shareholder derivative action in January 2017. Rent, as a percentage of net operating revenues, increased from 2.4% for the nine months ended September 30, 2016 to 2.5% for the nine months ended September 30, 2017.

EHR incentive reimbursements represent those incentives under HITECH for which the recognition criterion has been met. We recognized approximately $25 million and $54 million of incentive reimbursements, or 0.2% and 0.4% of net operating revenues, for the nine months ended September 30, 2017 and 2016, respectively. The decrease in EHR incentive reimbursements is due to the majority of our hospitals completing the various stages of meaningful use compliance, resulting in the expected decline in reimbursement as those programs wind down. We received cash payments of $39 million and $116 million for these incentives during the nine months ended September 30, 2017 and 2016, respectively. There was no deferred revenue recorded at either September 30, 2017 or 2016.

Depreciation and amortization, as a percentage of net operating revenues, decreased from 6.0% for nine months ended September 30, 2016 to 5.4% for the nine months ended September 30, 2017, primarily due to ceasing depreciation on property and equipment at hospitals held for sale.

Impairment and (gain) loss on sale of businesses was $363 million for the nine months ended September 30, 2017, compared to $1.7 billion for the nine months ended September 30, 2016. Impairment of goodwill and long-lived assets for the nine months ended September 30, 2017 included impairment of approximately $363 million related to impairment of the long-lived assets and reporting unit goodwill allocated to hospitals classified as held for sale during the nine months ended September 30, 2017. Impairment of goodwill and long-lived assets for the nine months ended September 30, 2016 includes impairment of approximately $12 million related to the reporting unit goodwill and fixed assets allocated to two hospitals sold during the three months ended March 31, 2016, impairment of approximately $31 million related to the reporting unit goodwill allocated to the four hospitals designated as held for sale during the three months ended September 30, 2016, impairment of approximately $7 million related to certain long-lived assets at one of our smaller hospitals permanently closed, impairment of approximately $1.395 billion related to goodwill for our hospital reporting unit and $249 million related to the adjustment of the fair value of certain long-lived assets at certain hospitals we intend to sell and for other underperforming hospitals.

Interest expense, net, decreased by $24 million to $706 million for the nine months ended September 30, 2017 compared to $730 million for the nine months ended September 30, 2016, primarily due to a decrease in our average outstanding debt during the nine months ended September 30, 2017, which resulted in a decrease in interest expense of $66 million. Additionally, a decrease in interest expense of $3 million is due to one less day of interest expense during the nine months ended September, 30 2017 since 2016 was a leap year, and a decrease in interest expense of $1 million for the nine months ended September 30, 2017 is a result of more interest being capitalized as compared to the same period in 2016 because of an increase in major construction projects during the nine months ended September 30, 2017. These decreases were partially offset by an increase in interest rates during the nine months ended September 30, 2017, compared to the same period in 2016, which resulted in an increase in interest expense of $46 million.

Loss from early extinguishment of debt of $35 million was recognized during the nine months ended September 30, 2017. The loss from early extinguishment of debt resulted from the repayment of certain outstanding notes and term loans under the Credit Facility as discussed further in Capital Resources. Loss from early extinguishment of debt of $30 million was recognized during the nine months ended September 30, 2016 resulting from the repayment of certain outstanding notes and term loans under the Credit Facility.

No gain on sale of investments in unconsolidated affiliates was recognized during the nine months ended September 30, 2017. A gain on sale of investments in unconsolidated affiliates of $94 million was recognized during the nine months ended September 30, 2016 resulting from the sale of our unconsolidated minority equity interests in Valley Health System LLC, a joint venture with UHS representing four hospitals in Las Vegas, Nevada, in which we owned a 27.5% interest, and in Summerlin Hospital Medical Center LLC, a joint venture with UHS representing one hospital in Las Vegas, Nevada, in which we owned a 26.1% interest.

Equity in earnings of unconsolidated affiliates, as a percentage of net operating revenues, decreased from 0.3% for the nine months ended September 30, 2016 to 0.1% for the nine months ended September 30, 2017, primarily resulting from our sale in April 2016 of our unconsolidated minority equity interests in joint ventures with UHS for five hospitals in Las Vegas, Nevada.

The net results of the above-mentioned changes resulted in loss from continuing operations before income taxes decreasing $1.1 billion from loss of $1.6 billion for the nine months ended September 30, 2016 to a loss of $454 million for the nine months ended September 30, 2017.

The benefit for income taxes on income from continuing operations decreased from $141 million for the nine months ended September 30, 2016 to $74 million for the nine months ended September 30, 2017, primarily due to the decrease in the loss from continuing operations before income taxes. Our effective tax rates were 16.3% and 9.0% for the nine months ended September 30, 2017 and 2016, respectively. The increase in our effective tax rate for the nine months ended September 30, 2017, when compared to the nine months ended September 30, 2016, was primarily due to the non-deductible nature of certain goodwill written off in the $363 million (gain) impairment and loss on sale of businesses for the nine months ended September 30, 2017, partially offset by approximately $16 million of tax expense recognized on the tax deficiency created by a difference between the actual tax deduction that will be recognized from the vesting of restricted stock during the nine months ended September 30, 2017, compared to the higher stock compensation expense previously recorded over the vesting period as determined based on the fair value of the restricted stock at the grant date. Including the expense related to income attributable to noncontrolling interests, the effective tax rate for the nine months ended September 30, 2017 and 2016 would have been 14.5% and 8.6%, respectively. In addition to the items discussed above, this increase was primarily due to a disproportionate increase in income from continuing operations before income taxes, when compared to the decrease in net income attributable to noncontrolling interests for those same periods, which is not tax affected in our condensed consolidated financial statements.

Loss income from continuing operations, as a percentage of net operating revenues, decreased from 10.2% for the nine months ended September 30, 2016 to 3.1% for the nine months ended September 30, 2017.

Discontinued operations for these periods include the results of operations of certain hospitals owned or leased by us as of September 30, 2017 and 2016, which were classified as being held for sale or sold. The operation of these hospitals resulted in a loss, net of taxes, of $4 million for both the nine-month periods ended September 30, 2017 and 2016. An after-tax impairment charge of $6 million and $1 million was recorded during the nine months ended September 30, 2017 and 2016, respectively, based on the difference between the estimated fair value and the carrying value of the assets held for sale Overall, discontinued operations consisted of a loss, net of taxes, of $10 million and $5 million during the nine months ended September 30, 2017 and 2016.

Net loss, as a percentage of net operating revenues, decreased from 10.2% for the nine months ended September 30, 2016 to 3.2% for the nine months ended September 30, 2017.

Net income attributable to noncontrolling interests, as a percentage of net operating revenues decreased from 0.5% for the nine months ended September 30, 2016 to 0.4% for the nine months ended September 30, 2017.

Net loss attributable to Community Health Systems, Inc. was $446 million for the nine months ended September 30, 2017, compared to $1.5 billion for the nine months ended September 30, 2016. The decrease in net loss attributable to Community Health Systems, Inc. was primarily due to the impairment of goodwill and certain long-lived assets based on their estimated fair values for hospitals held for sale in 2016.

Liquidity and Capital Resources

Net cash provided by operating activities decreased $193 million, from approximately $810 million for the nine months ended September 30, 2016, to approximately $617 million for the nine months ended September 30, 2017. The decrease in cash provided by operating activities was primarily the result of the loss of cash flow contributed from previously divested hospitals, a decrease in cash flow due to the timing of payroll funding compared to the prior year, a decrease in cash received from HITECH incentive reimbursement, and other changes in working capital. Such decreases were offset by improvements in cash flow from patient accounts receivable collections, as well as the net cash received from the settlement proceeds, net of legal fees, of the shareholder derivative action in January 2017. Total cash paid for interest during the nine months ended September 30, 2017 decreased to approximately $630 million compared to $767 million for the nine months ended September 30, 2016, which is primarily related to the decrease in the average outstanding debt balance. Approximately $5 million was paid, net of refunds, for income taxes for the nine months ended September 30, 2017, compared to approximately $6 million paid, net of refunds, for income taxes for the nine months ended September 30, 2016. Included in net cash provided by operating activities for the nine months ended September 30, 2017 was $39 million of cash received for HITECH incentive reimbursements, compared to $116 million received for the nine months ended September 30, 2016.

Net cash provided by investing activities increased $440 million, from approximately $751 million for the nine months ended September 30, 2016 to approximately $1.2 billion for the nine months ended September 30, 2017. The increase in cash provided by investing activities was primarily due to an increase in proceeds from the disposition of hospitals and other ancillary operations of $1.7 billion; a decrease of $118 million in the cash used in the acquisition of facilities and other related equipment as there were no hospital acquisitions during the nine months ended September 30, 2017, compared to three hospitals acquired during the nine months ended September 30, 2016; a decrease in the cash used in the purchase of property and equipment of $133 million, an increase in cash provided by the net impact of the purchases and sales of available-for-sale securities of $57 million, and a decrease in cash used for other investments (primarily from internal-use software expenditures and physician recruiting costs) of $106 million for the nine months ended September 30, 2017. Included in cash outflows for other investments for the nine months ended September 30, 2017 is approximately $33 million of capital expenditures related to the purchase and implementation of certified EHR technology, including implementation of Cerner software at several hospital locations. The remaining cash outflows for other investments for the nine months ended September 30, 2017 primarily consists of purchases and development of other internal-use software and payments made under non-employee physician recruiting agreements of $62 million. The increase in cash provided by investing activities was partially offset by a decrease in cash provided by the distribution from QHC of $1.2 billion received as part of the spin-off transaction during the nine months ended September 30, 2016, a decrease in cash provided by the April 29, 2016 sale of our investments in unconsolidated affiliates of $403 million, related to our unconsolidated interest in two joint ventures with UHS representing five hospitals in Las Vegas, Nevada, and a decrease in the proceeds from the sale of property and equipment of $6 million. We anticipate being able to fund future routine capital expenditures with cash flows generated from operations.

Our net cash used in financing activities was $1.5 billion for the nine months ended September 30, 2017, compared to $1.6 billion for the nine months ended September 30, 2016, a decrease of approximately $156 million. The decrease in cash used in financing activities, in comparison to the prior year period, is primarily due to the net effect of our debt repayment and refinancing activity during the year, including an increase in our long-term borrowings and issuance of long-term debt of $10 million, and a decrease in cash paid for the repayment of long-term debt of $221 million. Additionally, an increase in proceeds from noncontrolling investors in joint ventures of $5 million, and a reduction in cash paid for the redemption of noncontrolling investments in joint ventures of $14 million, were offset by an increase of $10 million in cash paid for distributions to noncontrolling investors in joint ventures. These decreases in cash used in financing activities were partially offset by an increase in cash paid for deferred financing costs and other debt-related costs of $44 million, and a decrease in the proceeds from our receivables facility of $40 million.

Capital Expenditures

Cash expenditures for purchases of facilities were $4 million for the nine months ended September 30, 2017, compared to $122 million for the nine months ended September 30, 2016. The decrease was due to no hospital acquisitions completed during the nine months ended September 30, 2017 compared to the acquisition of three hospitals during the nine months ended September 30, 2016. Our expenditures for the nine months ended September 30, 2017 were related to the purchase of physician practices and other ancillary services.

Excluding the cost to construct replacement hospitals, our cash expenditures for routine capital for the nine months ended September 30, 2017 totaled $422 million compared to $553 million for the nine months ended September 30, 2016. These capital expenditures related primarily to the purchase of additional equipment, minor renovations and information systems infrastructure. While none of our hospitals experienced extensive property damage from Hurricanes Harvey or Irma, we are currently evaluating the extent of repairs and capital expenditure needs to remediate the damage that was incurred. We do not expect the nature or amount of such capital expenditures to have a material impact on our capital resources. Costs to construct replacement hospitals totaled $6 million for the nine months ended September 30, 2017, compared to $8 million for the nine months ended September 30, 2016. The costs to construct replacement hospitals for the nine months ended September 30, 2017 and 2016 represent both planning and construction costs for the replacement hospital in York, Pennsylvania. In conjunction with the sale of Memorial Hospital of York on July 1, 2017, we no longer have any planned costs to construct this replacement hospital.

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

Capital Resources

Net working capital was approximately $2.4 billion at September 30, 2017, compared to $1.8 billion at December 31, 2016. Net working capital increased by approximately $621 million between December 31, 2016 and September 30, 2017. This increase is primarily due to the increase in cash received from hospital divestitures and debt refinancing activity, combined with the reclassification of current debt maturities to long-term debt in conjunction with the amendment to and refinancing of a portion of our debt during the nine months ended September 30, 2017. The additional cash at September 30, 2017 is expected to be used in subsequent periods to repay our long-term debt and for general corporate purposes.

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

On December 30, 2016, using the cash generated from the sale of a majority ownership in our home care division and from the completion of the sale-lease back transaction for ten of our medical office buildings, we repaid approximately $48 million of our Term F Facility, approximately $26 million of our Term A Facility, approximately $52 million of our Term G Facility and approximately $96 million of our Term H Facility. On March 16, 2017, CHS issued $2.2 billion aggregate principal amount of 6 1⁄4% Senior Secured Notes due 2023, or 6 1⁄4% Senior Secured Notes, a portion of the net proceeds of which was used to repay our existing Term F Facility in full. On May 4, 2017, using the cash generated from the hospital divestiture transactions completed on May 1, 2017, we repaid approximately $39 million of our Term A Facility, approximately $75 million of our Term G Facility and approximately $147 million of our Term H Facility. On May 12, 2017, CHS completed a tack-on offering of $900 million aggregate principal amount of 6 1⁄4% Senior Secured Notes, a portion of the net proceeds of which was used to repay our existing Term A Facility in full. The tack-on offering increased the total aggregate principal amount of 6 1⁄4% Senior Secured Notes to $3.1 billion.

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

On June 30, 2017, using a portion of the cash generated from the July 1, 2017 hospital divestitures that preliminarily closed on June 30, 2017, we repaid approximately $122 million of our Term G Facility and approximately $225 million of our Term H Facility.

On July 7, 2017, using a portion of the cash generated from the divestitures that preliminarily closed on June 30, 2017 and that closed on July 3, 2017, we repaid approximately $121 million of the Term G Facility and approximately $222 million of the Term H Facility.

On September 29, 2017, using a portion of the cash generated from the divestitures that preliminarily closed on September 29, 2017 and that closed on October 1, 2017, we repaid approximately $151 million of the Term G Facility and approximately $277 million of the Term H Facility.

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

The Credit Facility contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting our and our subsidiaries’ ability, subject to certain exceptions, to, among other things, (1) declare dividends, make distributions or redeem or repurchase capital stock, (2) prepay, redeem or repurchase other debt, (3) incur liens or grant negative pledges, (4) make loans and investments and enter into acquisitions and joint ventures, (5) incur additional indebtedness or provide certain guarantees, (6) make capital expenditures, (7) engage in mergers, acquisitions and asset sales, (8) conduct transactions with affiliates, (9) alter the nature of our businesses, (10) grant certain guarantees with respect to physician practices, (11) engage in sale and leaseback transactions or (12) change our fiscal year. We and our subsidiaries are also required to comply with specified financial covenants (consisting of a maximum secured net leverage ratio and an interest coverage ratio) and various affirmative covenants. Under the Credit Facility, the secured net leverage ratio is calculated as the ratio of total secured debt, less unrestricted cash and cash equivalents, to consolidated EBITDA, as defined in the Credit Facility, and the interest coverage ratio is the ratio of consolidated EBITDA, as defined in the Credit Facility, to consolidated interest expense for the period. The calculation of consolidated EBITDA as defined in the Credit Facility is a trailing 12-month calculation that begins with net income attributable to us, with certain pro forma adjustments to consider the impact of material acquisitions or divestitures, and adjustments for interest, taxes, depreciation and amortization, net income attributable to noncontrolling interests, stock compensation expense, restructuring costs, and the financial impact of other non-cash or non-recurring items recorded during any such 12-month period. For the 12-month period ended September 30, 2017, the secured net leverage ratio financial covenant in the Credit Facility limited the ratio of secured debt to EBITDA, as defined, to less than or equal to 4.50 to 1.00. The secured net leverage ratio financial covenant will decrease to 4.25 to 1.00 for the period January 1, 2020 through September 30, 2020, then to 4.00 to 1.00 thereafter. For the 12-month period ended September 30, 2017, the interest coverage ratio financial covenant in the Credit Facility required the ratio of consolidated EBITDA, as defined, to consolidated interest expense to be greater than or equal to 1.75 to 1.00, which will increase to 2.00 to 1.00 on January 1, 2018 (and for all periods thereafter). We were in compliance with all such covenants at September 30, 2017, with a secured net leverage ratio of approximately 3.80 to 1.00 and an interest coverage ratio of approximately 2.45 to 1.00.

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

As of September 30, 2017, the availability for additional borrowings under our Credit Facility, subject to certain limitations as set forth in the Credit Facility, was approximately $929 million pursuant to the Revolving Facility (which amount shall reduce to $739 million on January 27, 2019), of which $63 million was set aside for outstanding letters of credit. We believe that these funds, along with internally generated cash and continued access to the capital markets, will be sufficient to finance future acquisitions, capital expenditures and working capital requirements during the next 12 months.

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

On March 21, 2012, through certain of its subsidiaries, CHS entered into an accounts receivable loan agreement, or the Receivables Facility, with a group of lenders and banks, Credit Agricolé Corporate and Investment Bank, as a managing agent and as the administrative agent, and The Bank of Nova Scotia, as a managing agent. On March 7, 2013, CHS and certain of its subsidiaries amended the Receivables Facility to add an additional managing agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd., to increase the size of the facility from $300 million to $500 million and to extend the scheduled termination date. Additional subsidiaries also agreed to participate in the Receivables Facility as of that date. On March 31, 2014, CHS and certain of its subsidiaries amended the Receivables Facility to increase the size of the facility from $500 million to $700 million and to extend the scheduled termination date. Additional subsidiaries also agreed to participate in the Receivables Facility as of that date. On November 18, 2016, CHS and certain of its subsidiaries amended the Receivables Facility to extend the scheduled termination date in respect of a $450 million portion of the commitments thereunder and amend certain other provisions thereof. On June 23, 2017, CHS and certain of its subsidiaries amended the Receivables Facility to replace a managing agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd. with PNC Bank, National Association, to decrease the size of the facility from $700 million to $600 million and to extend the scheduled termination date in respect of $150 million of the previously unextended $250 million portion to expire on November 13, 2018, coterminous with the remaining commitments. The remaining $100 million was repaid with available cash on hand. The existing and future non-self pay patient-related accounts receivable, or the Receivables, for certain affiliated hospitals serve as collateral for the outstanding borrowings under the Receivables Facility. The interest rate on the borrowings is based on the commercial paper rate plus an applicable interest rate spread. Unless earlier terminated or subsequently extended pursuant to its terms, the Receivables Facility will expire on November 13, 2018 in respect of the $600 million of commitments thereunder, subject to customary termination events that could cause an early termination date. CHS maintains effective control over the Receivables because, pursuant to the terms of the Receivables Facility, the Receivables are sold from certain of CHS’ subsidiaries to CHS, and CHS then sells or contributes the Receivables to a special-purpose entity that is wholly-owned by CHS. The wholly-owned special-purpose entity in turn grants security interests in the Receivables in exchange for borrowings obtained from the group of third-party lenders and banks of up to $600 million outstanding from time to time based on the availability of eligible Receivables and other customary factors. The wholly-owned special-purpose entity is not a subsidiary guarantor under the Credit Facility or CHS’ outstanding notes. The group of third-party lenders and banks do not have recourse to CHS or its subsidiaries beyond the assets of the wholly-owned special-purpose entity that collateralizes the loan. The Receivables and other assets of the wholly-owned special-purpose entity will be available first and foremost to satisfy the claims of the creditors of such entity. The outstanding borrowings pursuant to the Receivables Facility at September 30, 2017 totaled $532 million on the condensed consolidated balance sheet. At September 30, 2017, the carrying amount of Receivables included in the Receivables Facility totaled approximately $1.5 billion and is included in patient accounts receivable on the condensed consolidated balance sheet.

As of September 30, 2017, we are currently a party to the following interest rate swap agreements to limit the effect of changes in interest rates on approximately 62.3% of our variable rate debt. On each of these swaps, we receive a variable rate of interest based on the three-month LIBOR, in exchange for the payment by us of a fixed rate of interest. We currently pay, on a quarterly basis, interest on the Revolving Facility at a rate per annum equal to LIBOR plus 2.50%. The Term G Loan and Term H Loan accrue interest at a rate per annum equal to LIBOR plus 2.75% and 3.00%, respectively, in the case of LIBOR borrowings, and Alternate Base Rate plus 1.75% and 2.00%, respectively, in the case of Alternate Base Rate Borrowings. The Term G Loan and the Term H Loan are subject to a 1.00% LIBOR floor and a 2.00% Alternate Base Rate floor.

Swap #	Notional Amount (in millions)	Fixed Interest Rate	Termination Date	Fair Value (in millions)
1	$400	1.882%	August 30, 2019	$1
2	200	2.515%	August 30, 2019	3
3	200	2.613%	August 30, 2019	3
4	300	2.041%	August 30, 2020	2
5	300	2.738%	August 30, 2020	7
6	300	2.892%	August 30, 2020	9
7	300	2.363%	January 27, 2021	5
8	200	2.368%	January 27, 2021	3

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

We believe that internally generated cash flows, availability for additional borrowings under our Credit Facility, subject to certain limitations as set forth in the Credit Facility, of approximately $929 million (consisting of an approximately $929 million Revolving Facility (which amount shall reduce to $739 million on January 27, 2019), of which $63 million is in the form of outstanding letters of credit) and our ability to amend the Credit Facility to provide for one or more tranches of term loans in an aggregate principal amount of up to $1.5 billion (only $1.0 billion of which is effectively available because of our additional undertakings in connection with the Loan Modification Agreement) and our continued access to the capital markets will be sufficient to finance acquisitions, capital expenditures, working capital requirements, and any equity or debt repurchases or other debt repayments we may elect to make through the next 12 months. In addition, we are currently required to utilize proceeds received from any dispositions of hospitals or investments to repay outstanding debt. As discussed above, the issuance of the 6 1⁄4% Senior Secured Notes allowed us to repay approximately $2.1 billion of senior secured debt maturing in 2018 and extended debt maturities to 2023, which had a significant positive impact on our future debt service commitments.

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

The ratio of earnings to fixed charges is a measure of our ability to meet our fixed obligations related to our indebtedness. The following table shows the ratio of earnings to fixed charges for the nine months ended September 30, 2017:

Nine Months Ended
September 30, 2017
Ratio of earnings to fixed charges (1)	*

(1)	Fixed charges include interest expensed and capitalized during the year plus an estimate of the interest component of rent expense. There are no shares of preferred stock outstanding. See exhibit 12 filed as part of this Report for the calculation of this ratio.

*	For the nine months ended September 30, 2017, earnings were insufficient to cover fixed charges by approximately $460 million.

Off-balance Sheet Arrangements

In the past, we have utilized operating leases as a financing tool for obtaining the operations of specified hospitals without acquiring, through ownership, the related assets of the hospital and without a significant outlay of cash at the front end of the lease. We utilize the same operating strategies to improve operations at those hospitals held under operating leases as we do at those hospitals that we own. We have not entered into any operating leases for hospital operations since December 2000. At September 30, 2017, we operated two hospitals under operating leases that had an immaterial impact on our consolidated operating results. The terms of the two operating leases we currently have in place expire between December 2020 and January 2028, not including lease extension options. If we allow these leases to expire, we would no longer generate revenues nor incur expenses from these hospitals.

Noncontrolling Interests

We have sold noncontrolling interests in certain of our subsidiaries or acquired subsidiaries with existing noncontrolling interest ownership positions. As of September 30, 2017, we have hospitals in 22 of the markets we serve, with noncontrolling physician ownership interests ranging from less than 1% to 40%, including one hospital that also has a non-profit entity as a partner. In addition, we have nine other hospitals with noncontrolling interests owned by non-profit entities. Redeemable noncontrolling interests in equity of consolidated subsidiaries was $530 million and $554 million as of September 30, 2017 and December 31, 2016, respectively, and noncontrolling interests in equity of consolidated subsidiaries was $96 million and $113 million as of September 30, 2017 and December 31, 2016, respectively. The amount of net income attributable to noncontrolling interests was $20 million and $23 million for the three months ended September 30, 2017 and 2016, respectively, and $56 million and $73 million for the nine months ended September 30, 2017 and 2016, respectively. As a result of the change in the Stark Law “whole hospital” exception included in the Affordable Care Act, we are not permitted to introduce physician ownership at any of our hospital facilities that did not have physician ownership at the time of the adoption of the Affordable Care Act, or increase the aggregate percentage of physician ownership in any of our former or existing hospital joint ventures in excess of the aggregate physician ownership level held at the time of the adoption of the Affordable Care Act.

Reimbursement, Legislative and Regulatory Changes

Ongoing legislative and regulatory efforts could reduce or otherwise adversely affect the payments we receive from Medicare and Medicaid and other payors. Within the statutory framework of the Medicare and Medicaid programs, there are substantial areas subject to administrative rulings, interpretations and discretion which may further affect payments made under those programs, and the federal and state governments might, in the future, reduce the funds available under those programs or require more stringent utilization and quality reviews of hospital facilities. Additionally, there may be a continued rise in managed care programs and additional restructuring of the financing and delivery of healthcare in the United States. These events could cause our future financial results to decline. We cannot estimate the impact of Medicare and Medicaid reimbursement changes that have been enacted or are under consideration. We cannot predict whether additional reimbursement reductions will be made or whether any such changes or other restructuring of the financing and delivery of healthcare would have a material adverse effect on our business, financial conditions, results of operations, cash flow, capital resources and liquidity.

Inflation

The healthcare industry is labor intensive. Wages and other expenses increase during periods of inflation and when labor shortages occur in the marketplace. In addition, our suppliers pass along rising costs to us in the form of higher prices. We have implemented cost control measures, including our case and resource management program, to curb increases in operating costs and expenses. We have generally offset increases in operating costs by increasing reimbursement for services, expanding services and reducing costs in other areas. However, we cannot predict our ability to cover or offset future cost increases, particularly any increases in our cost of providing health insurance benefits to our employees.

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

Third-party Reimbursement

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. Contractual allowances are automatically calculated and recorded through our internally developed “automated contractual allowance system.” Within the automated system, payors’ historical paid claims data are utilized to calculate the contractual allowances. This data is automatically updated on a monthly basis. All hospital contractual allowance calculations are subjected to monthly review by management to ensure reasonableness and accuracy. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at operating revenues (net of contractual allowances and discounts). The process of estimating contractual allowances requires us to estimate the amount expected to be received based on payor contract provisions. The key assumption in this process is the estimated contractual reimbursement percentage, which is based on payor classification and historical paid claims data. Our automated contractual allowance system does not maintain the contractual allowance at the patient account level as it estimates an average contractual allowance by payor classification. Due to the complexities involved in these estimates, actual payments we receive could be different from the amounts we estimate and record. If the actual contractual reimbursement percentage under government programs and managed care contracts differed by 1% at September 30, 2017 from our estimated reimbursement percentage, net loss for the nine months ended September 30, 2017 would have changed by approximately $76 million, and net accounts receivable at September 30, 2017 would have changed by $117 million. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues and net loss by an insignificant amount in each of the three-month and nine-month periods ended September 30, 2017 and 2016.

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

Collections are impacted by the economic ability of patients to pay and the effectiveness of our collection efforts. Significant changes in payor mix, business office operations, economic conditions or trends in federal and state governmental healthcare coverage could affect our collection of accounts receivable and are considered in our estimates of accounts receivable collectability. If the actual collection percentage differed by 1% at September 30, 2017 from our estimated collection percentage as a result of a change in expected recoveries, net loss for the nine months ended September 30, 2017 would have changed by $52 million, and net accounts receivable at September 30, 2017 would have changed by $80 million. We also continually review our overall reserve adequacy by monitoring historical cash collections as a percentage of trailing net revenue less provision for bad debts, as well as by analyzing current period net revenue and admissions by payor classification, days revenue outstanding, the composition of self-pay receivables between pure self-pay patients and the patient responsibility portion of third-party insured receivables and the impact of recent acquisitions and dispositions.

Our policy is to write-off gross accounts receivable if the balance is under $10.00 or when such amounts are placed with outside collection agencies. We believe this policy accurately reflects our ongoing collection efforts and is consistent with industry practices. We had approximately $4.2 billion and $3.9 billion at September 30, 2017 and December 31, 2016, respectively, being pursued by various outside collection agencies. We expect to collect less than 3%, net of estimated collection fees, of the amounts being pursued by outside collection agencies. As these amounts have been written-off, they are not included in our gross accounts receivable or our allowance for doubtful accounts. Collections on amounts previously written-off are recognized as a reduction to bad debt expense when received. However, we take into consideration estimated collections of these future amounts written-off in evaluating the reasonableness of our allowance for doubtful accounts.

All of the following information is derived from our hospitals, excluding clinics, unless otherwise noted.

Patient accounts receivable from our hospitals represent approximately 95% of our total consolidated accounts receivable.

Days revenue outstanding, adjusted for the impact of receivables for state Medicaid supplemental payment programs, was previously reported as 63 days at December 31, 2016. Further adjusting to remove the impact of receivables and revenue for hospitals divested in 2017, days revenue outstanding was 69 days at September 30, 2017 and 66 days at December 31, 2016.

Total gross accounts receivable (prior to allowance for contractual adjustments and doubtful accounts) was approximately $19.2 billion as of September 30, 2017 and approximately $19.7 billion as of December 31, 2016. The approximate percentage of total gross accounts receivable (prior to contractual adjustments and the allowance for doubtful accounts) summarized by aging categories is as follows:

As of September 30, 2017

% of Gross Receivables
Payor	0 - 90 Days	90 - 180 Days	180 - 365 Days	Over 365 Days
Medicare	14%	1%	1%	- %
Medicaid	7%	2%	1%	1%
Managed Care and Other	23%	4%	3%	2%
Self-Pay	8%	7%	14%	12%

As of December 31, 2016

% of Gross Receivables
Payor	0 - 90 Days	90 - 180 Days	180 - 365 Days	Over 365 Days
Medicare	14%	1%	- %	- %
Medicaid	7%	2%	1%	1%
Managed Care and Other	25%	4%	3%	2%
Self-Pay	9%	6%	14%	11%

The approximate percentage of total gross accounts receivable (prior to allowances for contractual adjustments and doubtful accounts) summarized by payor is as follows:

	September 30,	December 31,
	2017	2016
Insured receivables	59.0%	59.8%
Self-pay receivables	41.0	40.2

Total	100.0%	100.0%

The combined total at our hospitals and clinics of the allowance for doubtful accounts for self-pay accounts receivable and related allowances for other self-pay discounts and contractuals, as a percentage of gross self-pay receivables, remained consistent at 89% at both September 30, 2017 and December 31, 2016. If the receivables that have been written-off, but where collections are still being pursued by outside collection agencies, were included in both the allowances and gross self-pay receivables specified above, the percentage of combined allowances to total self-pay receivables would have remained consistent at 93% at both September 30, 2017 and December 31, 2016.

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

During the year ended December 31, 2016, we allocated approximately $709 million of goodwill to the spin-off of QHC, including approximately $33 million of goodwill related to the former management services reporting unit and approximately $676 million of goodwill allocated from the hospital operations reporting unit based on a relative fair value calculation of the hospitals that were included in the QHC distribution. We allocated approximately $365 million of goodwill to hospitals held for sale based on a calculation of the relative fair value of those hospitals compared to the total hospital reporting unit goodwill. Additionally, we allocated approximately $46 million of goodwill related to the sale of the majority ownership interest in the home care operations reporting unit on December 31, 2016. At September 30, 2017, we had approximately $6.1 billion of goodwill recorded, all of which resides at our hospital operations reporting unit.

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

We performed our annual goodwill evaluation during the fourth quarter of 2016. While no impairment was indicated by this evaluation, the reduction in our fair value and the resulting goodwill impairment charge recorded during 2016 reduced the excess of fair value calculated in the step two analysis over the carrying value of our hospital operations reporting unit to an amount less than 1% of our carrying value. This minimal amount in the excess fair value over carrying value of our hospital operations reporting unit increases the risk that future declines in fair value could result in goodwill impairment. The determination of fair value in step one of our goodwill impairment analysis is based on an estimate of fair value for the hospital operations reporting unit utilizing known and estimated inputs at the evaluation date. Some of those inputs include, but are not limited to, the most recent price of our common stock or fair value of our long-term debt, estimates of future revenue and expense growth, estimated market multiples, expected capital expenditures, income tax rates, and costs of invested capital. Future estimates of fair value could be adversely affected if the actual outcome of one or more of these assumptions changes materially in the future, including further decline in our stock price or fair value of our long-term debt, lower than expected hospital volumes, or increased operating costs. Such changes impacting the calculation of our fair value could result in a material impairment charge in the future. The next annual goodwill evaluation will be performed during the fourth quarter of 2017.

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

Our processes for obtaining and analyzing claims and incident data are standardized across all of our hospitals and have been consistent for many years. We monitor the outcomes of the medical care services that we provide and for each reported claim, we obtain various information concerning the facts and circumstances related to that claim. In addition, we routinely monitor current key statistics and volume indicators in our assessment of utilizing historical trends. The average lag period between claim occurrence and payment of a final settlement is between three and four years, although the facts and circumstances of individual claims could result in the timing of such payments being different from this average. Since claims are paid promptly after settlement with the claimant is reached, settled claims represent approximately 1.0% of the total liability at the end of any period.

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

There were no significant changes in our estimate of the reserve for professional liability claims during the three and nine months ended September 30, 2017.

  Income Taxes

We must make estimates in recording provision for income taxes, including determination of deferred tax assets and deferred tax liabilities and any valuation allowances that might be required against the deferred tax assets. We believe that future income will enable us to realize certain deferred tax assets, subject to the valuation allowance we have established.

The total amount of unrecognized benefit that would impact the effective tax rate, if recognized, was approximately $9 million as of September 30, 2017. A total of approximately $3 million of interest and penalties is included in the amount of liability for uncertain tax positions at September 30, 2017. It is our policy to recognize interest and penalties related to unrecognized benefits in our condensed consolidated statements of loss as income tax expense.

It is possible the amount of unrecognized tax benefit could change in the next 12 months as a result of a lapse of the statute of limitations and settlements with taxing authorities; however, we do not anticipate the change will have a material impact on our condensed consolidated results of operations or condensed consolidated financial position.

We, or one of our subsidiaries, file income tax returns in the United States federal jurisdiction and various state jurisdictions. With few exceptions, we are no longer subject to state income tax examinations for years prior to 2013. Our federal income tax returns for the 2009, 2010, 2014 and 2015 tax years are currently under examination by the Internal Revenue Service. We believe the results of these examinations will not be material to our consolidated results of operations or consolidated financial position. We have extended the federal statute of limitations through June 30, 2018 for Community Health Systems, Inc. for the tax periods ended December 31, 2007, 2008, 2009 and 2010, through December 31, 2017 for the tax periods ended December 31, 2011 and 2012, and through September 6, 2019 for the tax period ended December 31, 2014.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2014-09, which outlines a single comprehensive model for recognizing revenue and supersedes most existing revenue recognition guidance, including guidance specific to the healthcare industry. This ASU provides companies the option of applying a full or modified retrospective approach upon adoption. This ASU is effective for fiscal years beginning after December 15, 2017, with early adoption permitted for annual periods beginning after December 15, 2016. We expect to adopt this ASU on January 1, 2018 and are currently implementing our plan for adoption and evaluating the impact on our revenue recognition policies, procedures and control framework and the resulting impact on our consolidated financial position, results of operations and cash flows. We have established an implementation group for this ASU with an implementation plan to transition to the new standard and determine its impact during 2017. Previously, we disclosed our intention to apply the full retrospective approach to implementing this ASU upon adoption at January 1, 2018. During the last several months, as we have developed and implemented new processes for accumulating detailed financial information on patient revenue at the portfolio level, management concluded that the full retrospective approach to applying this ASU to prior periods would be significantly impacted by the number of hospitals that we have divested or spun-off in recent years, and the effect of those transactions on the portfolios. As a result, we have now decided to apply the modified retrospective approach to adopting this ASU. We continue to assess the quantitative impact that the adoption of this accounting standard will have on our financial statements. Currently, we do not expect the adoption of this ASU on January 1, 2018 to have a material impact on our consolidated results of operations on a prospective basis. However, it is possible that as a result of the evaluation process to adopt this ASU, a material adjustment could be made to reduce the amount of net patient accounts receivable on our consolidated statement of financial position. This potential impact is a result of our preliminary observations from the application of new processes and methodologies to determine the patient portfolios and estimate the implicit price concessions and constraints on revenue required by this new accounting standard. These assessments of the impact of implementing this ASU are subject to completion of our processes in adopting this new standard. We expect this process will be completed in the fourth quarter of 2017 and expect to disclose the effect of implementing this new ASU in the 2017 Form 10-K. For additional information regarding our evaluation of this accounting standard and its potential impact on us, see Note 1 to our condensed consolidated financial statements contained herein.

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

In March 2016, the FASB issued ASU 2016-09, which was issued to simplify some of the accounting guidance for share-based compensation. Among the areas impacted by the amendments in this ASU is the accounting for income taxes related to share-based payments, accounting for forfeitures, classification of awards as equity or liabilities, and classification on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016. We adopted this ASU on January 1, 2017. Because of the recent decline in our stock price below our stock price at the stock award grant date for outstanding share-based awards, the principal impact from adopting this ASU has been a $16 million increase in our current provision for income taxes due to the deficiency created by a difference between the actual tax deduction that will be recognized from the vesting of outstanding share-based awards during the nine months ended September 30, 2017, compared to the higher stock compensation expense previously recorded over the vesting period as determined based on the fair value of the restricted stock at the grant date.

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

In August 2017, the FASB issued ASU 2017-12, which was issued to amend hedge accounting recognition and disclosure requirements to improve transparency and simplify the application of hedge accounting for certain hedging instruments. The amendments in this ASU that will have an impact on us include simplification of the periodic hedge effectiveness assessment, elimination of the benchmark interest rate concept for interest rate swaps, and enhancement of the ability to use the critical-terms match method for its cash flow hedges of forecasted interest payments. This ASU is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We expect to early adopt this ASU on January 1, 2018, and are currently evaluating the impact that adoption of this ASU will have on our consolidated financial position and results of operations.

FORWARD-LOOKING STATEMENTS

Some of the matters discussed in this Report include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “thinks,” and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include the following:

•	general economic and business conditions, both nationally and in the regions in which we operate,

•	the impact of the potential repeal of or significant changes to the Affordable Care Act, its implementation or its interpretation, as well as changes in other federal, state or local laws or regulations affecting our business,

•	the extent to which states support increases, decreases or changes in Medicaid programs, implement health insurance exchanges or alter the provision of healthcare to state residents through regulation or otherwise,

•	the future and long-term viability of health insurance exchanges, which may be affected by whether a sufficient number of payors participate as well as the impact of the 2016 federal elections on the Affordable Care Act,

•	risks associated with our substantial indebtedness, leverage and debt service obligations, including our ability to refinance such indebtedness on acceptable terms or to incur additional indebtedness,

•	demographic changes,

•	changes in, or the failure to comply with, governmental regulations,

•	potential adverse impact of known and unknown government investigations, audits, and federal and state false claims act litigation and other legal proceedings,

•	our ability, where appropriate, to enter into and maintain provider arrangements with payors and the terms of these arrangements, which may be further affected by the increasing consolidation of health insurers and managed care companies,

•	changes in, or the failure to comply with, contract terms with payors and changes in reimbursement rates paid by federal or state healthcare programs or commercial payors,

•	any potential additional impairments in the carrying value of goodwill, other intangible assets, or other long-lived assets, or changes in the useful lives of other intangible assets,

•	changes in inpatient or outpatient Medicare and Medicaid payment levels,

•	the effects related to the continued implementation of the sequestration spending reductions and the potential for future deficit reduction legislation,

•	increases in the amount and risk of collectability of patient accounts receivable, including decreases in collectability which may result from, among other things, self-pay growth in states that have not expanded Medicaid and difficulties in recovering payments for which patients are responsible, including co-pays and deductibles,

•	the efforts of insurers, healthcare providers and others to contain healthcare costs, including the trend toward value-based purchasing,

•	our ongoing ability to demonstrate meaningful use of certified EHR technology and recognize income for the related Medicare or Medicaid incentive payments, to the extent such payments have not expired,

•	increases in wages as a result of inflation or competition for highly technical positions and rising supply and drug costs due to market pressure from pharmaceutical companies and new product releases,

•	liabilities and other claims asserted against us, including self-insured malpractice claims,

•	competition,

•	our ability to attract and retain, at reasonable employment costs, qualified personnel, key management, physicians, nurses and other healthcare workers,

•	trends toward treatment of patients in less acute or specialty healthcare settings, including ambulatory surgery centers or specialty hospitals,

•	changes in medical or other technology,

•	changes in U.S. GAAP,

•	the availability and terms of capital to fund any additional acquisitions or replacement facilities or other capital expenditures,

•	our ability to successfully make acquisitions or complete divestitures, including the disposition of hospitals and non-hospital businesses pursuant to our portfolio rationalization and deleveraging strategy, our ability to complete any such acquisitions or divestitures on desired terms or at all (including to realize the anticipated amount of proceeds from contemplated dispositions), the timing of the completion of any such acquisitions or divestitures, and our ability to realize the intended benefits from any such acquisitions or divestitures,

•	the impact that changes in our relationships with joint venture or syndication partners could have on effectively operating our hospitals or ancillary services or in advancing strategic opportunities,

•	our ability to successfully integrate any acquired hospitals, including those of HMA, or to recognize expected synergies from acquisitions,

•	the impact of seasonal severe weather conditions, including the timing and amount of insurance recoveries in relation to severe weather events such as Hurricanes Harvey and Irma,

•	our ability to obtain adequate levels of general and professional liability insurance,

•	timeliness of reimbursement payments received under government programs,

•	effects related to outbreaks of infectious diseases,

•	the impact of the external, criminal cyber-attack suffered by us in the second quarter of 2014, including potential reputational damage, the outcome of our investigation and any potential governmental inquiries, the outcome of litigation filed against us in connection with this cyber-attack, the extent of remediation costs and additional operating or other expenses that we may continue to incur, and the impact of potential future cyber-attacks or security breaches,

•	any failure to comply with the terms of the Corporate Integrity Agreement,

•	the concentration of our revenue in a small number of states,

•	our ability to realize anticipated cost savings and other benefits from our current strategic and operational cost savings initiatives, and

•	the other risk factors set forth in the Company’s Annual Report on Form 10-K filed with the SEC on February 21, 2017, or 2016 Form 10-K, for the year ended December 31, 2016 and our other public filings with the SEC.

Although we believe that these forward-looking statements are based upon reasonable assumptions, these assumptions are inherently subject to significant regulatory, economic and competitive uncertainties and contingencies, which are difficult or impossible to predict accurately and may be beyond our control. Accordingly, we cannot give any assurance that our expectations will in fact occur and caution that actual results may differ materially from those in the forward-looking statements. Given these uncertainties, prospective investors are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements are made as of the date of this filing. We undertake no obligation to revise or update any forward-looking statements, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate changes, primarily as a result of our Credit Facility which bears interest based on floating rates. In order to manage the volatility relating to the market risk, we entered into interest rate swap agreements described under the heading “Liquidity and Capital Resources” in Part I, Item 2. We utilize risk management procedures and controls in executing derivative financial instrument transactions. We do not execute transactions or hold derivative financial instruments for trading purposes. Derivative financial instruments related to interest rate sensitivity of debt obligations are used with the goal of mitigating a portion of the exposure when it is cost effective to do so. As of September 30, 2017, our approximately $2.2 billion notional amount of interest rate swap agreements outstanding represented approximately 62.3% of our variable rate debt.

A 1% change in interest rates on variable rate debt in excess of that amount covered by interest rate swaps would have resulted in interest expense fluctuating approximately $5 million and $12 million for the three months ended September 30, 2017 and 2016, respectively, and $24 million and $37 million for the nine months ended September 30, 2017 and 2016, respectively.

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

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2017 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we receive inquiries or subpoenas from state regulators, state Medicaid Fraud Control units, fiscal intermediaries, the Centers for Medicare and Medicaid Services, the Department of Justice and other government entities regarding various Medicare and Medicaid issues. In addition to the matters discussed below, we are currently responding to subpoenas and administrative demands concerning (a) certain cardiology procedures, medical records and policies at a New Mexico hospital, (b) an inquiry regarding sleep labs at two Louisiana hospitals, (c) a subpoena regarding wound care services at one of our Florida hospitals (which appears to be related to unsealed cases against Healogics, Inc.), (d) a subpoena concerning a physician relationship at one of our Texas hospitals and (e) a civil investigative demand concerning short-term Medicaid eligibility determinations processed by third party vendors at one of our Pennsylvania hospitals. In addition, we are subject to other claims and lawsuits arising in the ordinary course of our business including lawsuits and claims related to billing practices and the administration of charity care policies at our hospitals. Based on current knowledge, management does not believe that loss contingencies arising from pending legal, regulatory and governmental matters, including the matters described herein, will have a material adverse effect on the consolidated financial position or liquidity of the Company. However, in light of the inherent uncertainties involved in pending legal, regulatory and governmental matters, some of which are beyond our control, and the very large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to our results of operations or cash flows for any particular reporting period. Settlements of suits involving Medicare and Medicaid issues routinely require both monetary payments as well as corporate integrity agreements. Additionally, qui tam or “whistleblower” actions initiated under the civil False Claims Act may be pending but placed under seal by the court to comply with the False Claims Act’s requirements for filing such suits. In September 2014, the Criminal Division of the United States Department of Justice, or DOJ, announced that all qui tam cases will be shared with their Division to determine if a parallel criminal investigation should be opened. The Criminal Division has also frequently stated an intention to pursue corporations in criminal prosecutions. From time to time, we detect issues of non-compliance with Federal healthcare laws pertaining to claims submission and reimbursement practices and/or financial relationships with physicians. We avail ourselves of various mechanisms to address potential overpayments arising out of these issues, including repayment of claims, rebilling of claims, and participation in voluntary disclosure protocols offered by the Centers for Medicare and Medicaid Services and the Office of the Inspector General. Participating in voluntary repayments and voluntary disclosure protocols can have the potential for significant settlement obligations or even enforcement action.

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

Shareholder Derivative Actions. Three purported shareholder derivative actions have also been filed in the United States District Court for the Middle District of Tennessee; Plumbers and Pipefitters Local Union No. 630 Pension Annuity Trust Fund v. Wayne T. Smith, et al., filed May 24, 2011; Roofers Local No. 149 Pension Fund v. Wayne T. Smith, et al., filed June 21, 2011; and Lambert Sweat v. Wayne T. Smith, et al., filed October 5, 2011. These three cases allege breach of fiduciary duty arising out of allegedly improper inpatient admission practices, mismanagement, waste and unjust enrichment. These cases have been consolidated into a single, consolidated action. The plaintiffs filed an operative amended derivative complaint in these three consolidated actions on March 15, 2012. Our motion to dismiss was argued on June 13, 2013. On September 27, 2013, the court issued an order granting in part and denying in part our motion to dismiss. This case was settled pursuant to a final order entered on January 17, 2017. As a result of the settlement, we recorded a gain of approximately $40 million in the three months ended March 31, 2017, for the amount of settlement proceeds received, net of related legal expenses. Pursuant to the terms of the settlement, we are required to adopt and maintain for a specified period certain corporate governance measures. For more information, see the order and stipulation of settlement filed as Exhibit 99.2 to the 2016 Form 10-K.

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

St. Petersburg, Florida – On September 14, 2017, our hospital in St. Petersburg, Florida received a CID from the United States Department of Justice for information concerning its participation in the Florida Low Income Pool Program. The Low Income Pool Program, or LIP, is a funding pool to support health care providers that provide uncompensated care to Florida residents who are uninsured or underinsured. The CID seeks documentation related to donations made by the hospital to local public benefit entities.

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

Empire Health Foundation v. CHS/Community Health Systems, Inc., CHS Washington Holdings, LLC, Spokane Washington Hospital Company, LLC, Spokane Valley Washington Hospital Company, LLC. This suit was filed on June 12, 2017 by Empire Health Foundation claiming Deaconess and Valley Hospitals failed to abide by charity care obligations allegedly existing in the 2008 Asset Purchase Agreement between Empire Health System and Company affiliates. The complaint seeks up to $110 million in damages. The court granted in part and denied in part the hospitals’ motion to dismiss on October 11, 2017. We believe these claims are without merit and will vigorously defend the case.

Mounce v. CHSPSC, LLS, et al. This case is a purported class action lawsuit served on July 29, 2015, claiming our affiliated Arkansas hospitals violated payor contracts by allegedly improperly asserting hospital liens against third-party tortfeasors and seeking class certifications for any similarly situated plaintiffs at any affiliated Arkansas hospital. The court has certified a class. We believe these claims are without merit and will vigorously defend the case.

Gibson v. Byrd Regional Medical Center. This case is a purported class action lawsuit served on August 3, 2016, claiming our affiliated Leesville, Louisiana hospital violated payor contracts by allegedly improperly asserting hospital liens against third-party tortfeasors and seeking class certifications for any similarly situated plaintiffs. The court has certified a class. The hospital’s motion for summary judgment is pending. We believe these claims are without merit and will vigorously defend the case.

Morrow v. Community Health Systems, Inc. This case is a purported class action lawsuit filed on July 25, 2016, in the United States District Court, Middle District of Tennessee alleging our affiliated hospital, South Baldwin Regional Medical Center in Foley, AL, violated a payor contract by allegedly improperly asserting a hospital lien against a third-party tortfeasor and allegedly unjustly enriching the hospital. The plaintiff seeks to represent a class of similarly situated individuals at any Company affiliated hospital. Plaintiff moved to amend his complaint on June 26, 2016 to name additional defendants, which the court allowed. On October 17, 2017, the court granted Community Health Systems, Inc.’s motion to dismiss the complaint on all of the plaintiff’s claims save one. On October 20, 2017, the remaining defendants filed motions to dismiss. We believe the claims are without merit and will vigorously defend the case.

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

R2 Investments v Quorum Health Corporation; Community Health Systems, Inc.; Wayne T. Smith; W. Larry Cash; Thomas D. Miller; Michael J. Culotta; John A. Clerico; James S. Ely, III; John A. Fry; William Norris Jennings; Julia B. North; H. Mitchell Watson, Jr.; H. James Williams. This case is pending in the Circuit Court for Williamson County, Tennessee and was served on October 26, 2017. The plaintiff alleges common law fraud and violation of Tennessee securities fraud statutes in connection with its purchase of QHC stock and QHC senior secured notes. We believe the claims are without merit and will vigorously defend the case.

Certain Legal Proceedings Related to HMA

Medicare/Medicaid Billing Lawsuits

Beginning during the week of December 16, 2013 eleven qui tam lawsuits filed by private individuals against HMA were unsealed in various United States district courts. The United States has elected to intervene in all or part of eight of these matters; namely U.S. ex rel. Craig Brummer v. Health Management Associates, Inc. et al. (Middle District Georgia) (“Brummer”); U.S. ex rel. Ralph D. Williams v. Health Management Associates, Inc. et al. (Middle District Georgia) (“Williams”); U.S. ex rel. Scott H. Plantz, M.D. et al. v. Health Management Associates, Inc., et al. (Northern District Illinois) (“Plantz”); U.S. ex rel. Thomas L. Mason, M.D. et al. v. Health Management Associates, Inc. et al. (Western District North Carolina) (“Mason”); U.S. ex rel. Jacqueline Meyer, et al. v. Health Management Associates, Inc., Gary Newsome et al. (“Jacqueline Meyer”) (District of South Carolina); U.S. ex rel. George Miller, et al. v. Health Management Associates, Inc. (Eastern District of Pennsylvania) (“Miller”); U.S. ex rel. Bradley Nurkin v. Health Management Associates, Inc. et al. (Middle District of Florida) (“Nurkin”); and U.S. ex rel. Paul Meyer v. Health Management Associates, Inc. et al. (Southern District Florida) (“Paul Meyer”). The United States has elected to intervene with respect to allegations in these cases that certain HMA hospitals inappropriately admitted patients and then submitted reimbursement claims for treating those individuals to federal healthcare programs in violation of the False Claims Act or that certain HMA hospitals had inappropriate financial relationships with physicians which violated the Stark law, the Anti-Kickback Statute, and the False Claims Act. Certain of these complaints also allege the same actions violated various state laws which prohibit false claims. The United States has declined to intervene in three of the eleven matters, namely U.S. ex rel. Anita France, et al. v. Health Management Associates, Inc. (Middle District Florida) (“France”) which involved allegations of wrongful billing and was settled; U.S. ex rel. Sandra Simmons v. Health Management Associates, Inc. et al. (Eastern District Oklahoma) (“Simmons”) which alleges unnecessary surgery by an employed physician and which was settled as to all allegations except alleged wrongful termination; and U.S. ex rel. David Napoliello, M.D. v. Health Management Associates, Inc. (Middle District Florida) (“Napoliello”) which alleges inappropriate admissions. On April 3, 2014, the Multi District Litigation Panel ordered the transfer and consolidation for pretrial proceedings of the eight intervened cases, plus the Napoliello matter, to the District of the District of Columbia under the name In Re: Health Management Associates, Inc. Qui Tam Litigation. On June 2, 2014, the court entered a stay of this matter until October 6, 2014, which was subsequently extended until February 27, 2015, May 27, 2015, September 25, 2015, January 25, 2016, May 25, 2016, September 26, 2016, December 27, 2016, April 27, 2017, August 28, 2017 and now until December 18, 2017. We intend to defend against the allegations in these matters, but have also been cooperating with the government in the ongoing investigation of these allegations. We have been in discussions with the Civil Division of the DOJ regarding the resolution of these matters. During the first quarter of 2015, we were informed the Criminal Division continues to investigate former executive-level employees of HMA and continues to consider whether any HMA entities should be held criminally liable for the acts of the former HMA employees. We are voluntarily cooperating with these inquiries and have not been served with any subpoenas or other legal process.

Qui Tam Matters Where the Government Declined Intervention

U.S. ex rel. Richard M. O’Keeffe, Jr., M.D. v. The River Oaks Management Company, LLC, et al. (SD Mississippi). By order filed on February 10, 2017, the court ordered the unsealing of this matter. The unsealing revealed that on February 3, 2017 the United States had declined to intervene in the allegations that an HMA subsidiary had an inappropriate financial relationship with the relator because his employment contract allegedly was not fair market value in violation of the Stark law, the Anti-Kickback Statute and the False Claims Act. On October 18, 2017, the District Court granted the hospital’s motion to dismiss the case in its entirety.

U.S. and the State of Mississippi ex rel. W. Blake Vanderlan, M.D. v. Jackson HMA, LLC d/b/a Central Mississippi Medical Center and Merit Health Central (SD Mississippi). By order filed on August 31, 2017, the court ordered the unsealing of this matter. The unsealing revealed that on August 31, 2017 the United States had declined to intervene in the allegations that certain alleged EMTALA violations at the hospital resulted in a violation of the False Claims Act. The hospital’s motion to dismiss is pending. We believe this matter is without merit and will vigorously defend this case.

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

Item 1A.  Risk Factors

There have been no material changes with regard to the risk factors previously disclosed in our most recent annual report in the 2016 Form 10-K.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds

The following table contains information about our purchases of common stock during the three months ended September 30, 2017.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(b)
July 1, 2017 -
July 31, 2017	-	$-	-	9,467,812
August 1, 2017 -
August 31, 2017	-	-	-	9,467,812
September 1, 2017 -
September 30, 2017	-	-	-	9,467,812

Total	-	$-	-	9,467,812

(a)	No shares were withheld by us to satisfy the payment of tax obligations related to the vesting of restricted stock awards.

(b)	On November 9, 2015, we announced the adoption of a new open market repurchase program for up to 10,000,000 shares of our common stock, not to exceed $300 million in repurchases. The new repurchase program will expire on the earlier of November 5, 2018, when the maximum number of shares has been repurchased, or when the maximum dollar amount has been expended. No shares were repurchased under this program during the three months ended September 30, 2017.

With the exception of a special cash dividend of $0.25 per share paid by us in December 2012, historically, we have not paid any cash dividends. Subject to certain exceptions, our Credit Facility limits the ability of our subsidiaries to pay dividends and make distributions to us, and limits our ability to pay dividends and/or repurchase stock, to an amount not to exceed $200 million in the aggregate plus an additional $25 million in any particular year plus the aggregate amount of proceeds from the exercise of stock options. The indentures governing our senior and senior secured notes also restrict our subsidiaries from, among other matters, paying dividends and making distributions to us, which thereby limits our ability to pay dividends and/or repurchase stock. The non-cash dividend of approximately $713 million recorded during the year ended December 31, 2016 to reflect the distribution of the net assets of QHC was a permitted transaction under our Credit Facility. As of September 30, 2017, under the most restrictive test in these agreements (and subject to certain exceptions), we have approximately $318 million remaining available with which to pay permitted dividends and/or repurchase shares of our stock or our senior and senior secured notes.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

No.			Description
12	*		Computation of Ratio of Earnings to Fixed Charges

31.1	*		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*		XBRL Instance Document

101.SCH	*		XBRL Taxonomy Extension Schema

101.CAL	*		XBRL Taxonomy Extension Calculation Linkbase

101.DEF	*		XBRL Taxonomy Extension Definition Linkbase

101.LAB	*		XBRL Taxonomy Extension Label Linkbase

101.PRE	*		XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith

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

Date: November 2, 2017