Form 10-K
period 2017-12-31
COMMUNITY HEALTH SYSTEMS INC
filed 2018-02-28
CIK 1108109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑    NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $796,301,699. Market value is determined by reference to the closing price on June 30, 2017 of the Registrant’s Common Stock as reported by the New York Stock Exchange. The Registrant does not (and did not at June 30, 2017) have any non-voting common stock outstanding. As of February 27, 2018, there were 114,627,148 shares of common stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this annual report is incorporated by reference to portions of the Registrant’s definitive proxy statement for its 2018 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2017.

COMMUNITY HEALTH SYSTEMS, INC.

Year ended December 31, 2017

Item 1. Business of Community Health Systems, Inc.

Overview of Our Company

We are one of the largest publicly-traded hospital companies in the United States and a leading operator of general acute care hospitals and outpatient facilities in communities across the country. We were originally founded in 1986 and were reincorporated in 1996 as a Delaware corporation. We provide healthcare services through the hospitals that we own and operate and affiliated businesses in non-urban and selected urban markets throughout the United States. As of December 31, 2017, we owned or leased 125 hospitals included in continuing operations, with an aggregate of 20,850 licensed beds, comprised of 123 general acute care hospitals and two stand-alone rehabilitation or psychiatric hospitals. These hospitals are geographically diversified across 19 states, with the majority of our hospitals located in regional networks or in close geographic proximity to one or more of our other hospitals. We also owned or leased two hospitals included in discontinued operations at December 31, 2017. We generate revenues by providing a broad range of general and specialized hospital healthcare services and outpatient services to patients in the communities in which we are located. Services provided through our hospitals and affiliated businesses include general acute care, emergency room, general and specialty surgery, critical care, internal medicine, obstetrics, diagnostic, psychiatric and rehabilitation services. We also provide additional outpatient services at urgent care centers, occupational medicine clinics, imaging centers, cancer centers and ambulatory surgery centers. An integral part of providing these services is our network of affiliated physicians at our hospitals and affiliated businesses. As of December 31, 2017, we employed approximately 2,000 physicians and an additional 1,000 licensed healthcare practitioners. Through our management and operation of these businesses, we provide standardization and centralization of operations across key business areas; strategic assistance to expand and improve services and facilities; implementation of patient safety and quality of care improvement programs and assistance in the recruitment of additional physicians and licensed healthcare practitioners to the markets in which our hospitals are located. In a number of our markets, we have partnered with local physicians or not-for-profit providers, or both, in the ownership of our facilities. The financial information for our reportable segments is presented in Note 15 of the Notes to our Consolidated Financial Statements included under Part II, Item 8 of this Annual Report on Form 10-K, or Form 10-K.

We have been implementing a portfolio rationalization and deleveraging strategy by divesting hospitals and non-hospital businesses that are attractive to strategic and other buyers. Generally, these businesses are not in one of our strategically beneficial service areas, are less complementary to our business strategy and/or have lower operating margins. More recently, in connection with our announced divestiture initiative, strategic buyers have made offers to buy certain of our assets. Through consideration of these offers we have divested or may divest hospitals and non-hospital businesses when we find such offers to be attractive and in line with our operating strategy. In 2017, we divested 30 hospitals included in continuing operations for total net proceeds of approximately $1.7 billion.

Additionally, as part of our portfolio rationalization strategy, on April 29, 2016, we completed a spin-off of 38 hospitals and Quorum Health Resources, LLC, or QHR (our former subsidiary through which we provided management advisory and consulting services to non-affiliated general acute care hospitals located throughout the United States), into Quorum Health Corporation, or QHC, and distributed, on a pro rata basis, all of the shares of QHC common stock to our stockholders of record as of April 22, 2016. In recognition of the spin-off, we recorded a non-cash dividend of approximately $713 million during the year ended December 31, 2016, representing the net assets of QHC distributed to our stockholders. Financial and statistical data reported in this Form 10-K include QHC operating results through the spin-off date. Same-store operating results and statistical data exclude information for the hospitals divested in the spin-off of QHC in the year ended December 31, 2016, and for the comparable period in 2015. In connection with the spin-off, we entered into a separation and distribution agreement as well as certain ancillary agreements with QHC on April 29, 2016.

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

Our Business Strategy

Our objective is to provide safe, high-quality healthcare for our patients and the communities we serve. We are committed to efficient, cost effective and profitable operations that seek to ensure sustainable health systems and deliver long-term shareholder value. Our efforts are focused around the following key strategies, which are designed to help us achieve our objectives:

•	Become a market leader and increase market share in the communities we serve;

•	Increase productivity and operating efficiencies to enhance profitability;

•	Continuously improve patient safety and quality of care; and

•	Optimize our portfolio through select divestitures of non-core assets while investing in markets with the best opportunities for growth.

Become a market leader and increase market share in the communities we serve

We operate across diverse markets that range from sole community providers to large regional networks. We are able to leverage our significant scale and standardized systems to provide cost-effective services and best practices for our affiliate operations. Each of our markets develops and executes a strategic plan with short and long-term goals, based on their unique opportunities and the needs of their respective communities. As an organization, we also have implemented a number of strategic initiatives designed to improve market position, expand services to our patients, and capture a greater share of healthcare spending in our markets. These include:

•	Strengthening regional networks and local market operations;

•	Expanding patient access points, health services and infrastructure;

•	Recruiting and/or employing additional primary care physicians and specialists; and

•	Developing a more consumer-centric experience and facilitating connections between episodes of care.

Strengthening Regional Networks and Local Market Operations. We believe opportunities exist in select markets to create healthcare networks consisting of multiple hospitals and corresponding outpatient services. Regional networks are able to expand the breadth of services provided for our patients, develop centers of excellence for key services, deliver care in an organized and efficient way across the network, improve alignment with physicians and other providers, and make services more attractive to managed care and other payers. Currently, 92 of our hospitals operate in 25 regional networks.

We also operate healthcare systems that are built around a single acute-care hospital. In these markets, we are focused on supporting the hospital with physician practices, outpatient services, clinical collaborations and partnerships that offer our patients health services across the continuum of care. These hospitals and their related outpatient services may operate in competitive markets or as sole community providers.

Expanding Patient Access Points, Health Services and Infrastructure. When expanding services – in both the acute and non-acute care settings – our approach is data-driven and strategic to ensure our investments are responsive to community and patient needs and produce sound financial results. While we continue to provide health services across a broad spectrum, we have focused our attention and resources on service lines we believe have the greatest potential for growth, including primary care, emergency medicine, orthopedics, neuroscience, cardiovascular care, surgical services and behavioral health. As the shift to delivering health services in outpatient settings accelerates, we continue to expand our care offerings beyond hospital walls to include more outpatient access through primary care practices, urgent care centers, free-standing emergency departments, ambulatory surgery centers, imaging and diagnostic centers, retail clinics and direct-to-consumer virtual health visits.

We believe expanding our patient access footprint can attract new patients and increase patient retention, as well as our ability to connect patients from one episode of care to the next appropriate care setting. We also believe our investments will enhance our long-term growth and generate increased revenue, earnings, and operating margins by providing a solid return on investment.

Recruiting and/or Employing Additional Primary Care Physicians and Specialists. The physician-patient relationship is the foundation on which all healthcare services are built. Understanding this, we continuously assess our communities to identify service gaps and practice opportunities in order to recruit an optimal mix of primary care physicians and specialists. We analyze demographic data and referral trends and employ recruiters at the corporate level to support local hospital administrators in their physician recruitment efforts. In some markets, we employ physicians, often acquiring their practices at the onset of the arrangement. However, most physicians in our communities and on our medical staffs remain in private practice and are not our employees.

We work hard to develop positive, collaborative relationships with physicians. In 2017, we initiated the formation of fifteen Medicare Shared Savings Program Accountable Care Organizations which include approximately 4,000 employed and independent physicians in our communities. We look forward to realizing the benefits of these Accountable Care Organizations, including opportunities to strengthen quality, deepen clinical collaboration and demonstrate performance under a reimbursement system moving toward more value-based incentives and payments.

Developing a More Consumer-Centric Experience and Facilitating Connections between Episodes of Care. Consumers continue to take a more active role in healthcare decision-making, especially as they assume increasing responsibility for the cost of their healthcare. The rise in consumerism is pointing to customer expectations that have not always been prioritized in the healthcare setting. We are working on ways to create more enduring relationships with our patients by providing services that help people navigate their healthcare journeys and enable more seamless connections across episodes in our healthcare systems, hospitals, and physician practices. Some of these initiatives include:

•	A centralized and proprietary transfer center offering services to connect emergency department and hospitalized patients requiring transfer to facilities that can best meet their needs;

•	Centralized patient scheduling call centers and online scheduling to ease appointment scheduling;

•	Patient navigation and next appointment scheduling from existing points of care;

•	Availability of virtual health for certain services provided in the hospital and for direct-to-consumer, on-demand virtual visits with physicians;

•	Digital marketing and consumer engagement campaigns; and

•	Technology enabled initiatives that support connected healthcare experiences, such as patient portals, text message appointment reminders, gaps-in-care campaigns and post-discharge surveys.

Increase productivity and operating efficiencies to enhance profitability

Our hospital management teams are supported by experienced corporate leaders who have significant industry knowledge and a proven track record of success. Local hospitals benefit from centralized clinical, operational, financial and regulatory expertise that encompasses nearly every aspect of our business. Additionally, we are able to leverage deep and meaningful data sources to facilitate informed decision-making and drive operational improvements across the enterprise in areas such as drug and supply procurement, workforce optimization and staffing and emergency department and operating room performance.

Standard policies and procedures in areas ranging from physician practice management to patient accounting to construction and facilities management help to facilitate best practices, reduce variation and improve operating results. The following areas highlight some of our standardized and centralized platforms.

Billing and Collections. We have adopted standard policies and procedures with respect to billing and collections. We have automated various components of the collection cycle, including statements and collection letters, to help facilitate timely and accurate progression of our accounts through the collection cycle. We have consolidated local billing and collection functions into six centralized business offices and have completed the transition of our hospital billing departments to this new infrastructure. We are now realizing the benefits of lower patient denials, higher underpayment recoveries and reduced operating expenses.

Physician Support. We support newly recruited physicians to facilitate a smooth and effective entrance into our communities. Newly recruited physicians participate in orientation that covers matters related to starting up a new practice or joining an established practice. For employed physicians, we utilize software solutions that monitor and help optimize their practice performance against industry standard benchmarks and best practices. We also have implemented programs to improve physician workflow, reduce physician turnover, optimize staffing at physician clinics and standardize onboarding processes.

Procurement and Materials Management. We have standardized and centralized supply chain operations to improve procurement of the medical supplies, equipment and pharmaceuticals used in our hospitals. We have an ownership interest in and participation agreement with HealthTrust Purchasing Group, L.P., or HealthTrust, a group purchasing organization, or GPO, which benefits members through scaled pricing. HealthTrust contracts with certain vendors who supply a substantial portion of our medical supplies, equipment and pharmaceuticals.

Case and Resource Management. The primary goal of our case management program is to deliver safe, high-quality care in an efficient and cost effective manner. The program focuses on:

•	Appropriate management of length of stay consistent with national standards and benchmarks;

•	Reducing unnecessary utilization;

•	Developing and implementing operational best practices;

•	Discharge planning; and

•	Compliance with applicable regulatory standards.

Our case management program integrates the functions of utilization review, discharge planning, assessment of medical necessity and resource management. Patients are assessed upon presentation to the hospital and throughout their course of care with ongoing reviews. Industry standard criteria are utilized in patient assessments and discharge plans are adjusted according to patient needs. Cases are monitored to prevent delays in service or unnecessary utilization of resources. When a patient is ready for discharge, a case manager works with the patient’s attending physician to evaluate and coordinate the patient’s needs for continued care in the post-acute setting. Each hospital has the support of a physician advisor to act as a liaison to the medical staff and assist with all the activities of the program.

Other Initiatives. Numerous other initiatives have been standardized or centralized and leverage data to reduce costs and increase productivity. For example, we have improved staff scheduling and efficiency by implementing standardized time keeping systems and we have implemented initiatives to reduce unnecessary overtime and guide temporary staffing that aligns with patient admissions and acuity. We have created a centralized team and implemented standard processes for payroll processing and management of accounts payable. Likewise, we have leveraged data and expertise to optimize our performance in clinical and operating areas such as emergency room, pharmacy, laboratory, imaging and skilled nursing services and health information management. Each time we implement a new process initiative, we work to identify and communicate best practices and we monitor progress and performance improvement throughout the organization.

Continuously Improve Patient Safety and Quality of Care

We maintain quality assurance programs to monitor, support and advance quality of care standards and to meet Medicare and Medicaid accreditation and regulatory requirements. We maintain an emphasis on patient safety and clinical outcomes and we are continuously focused on ways to improve patient, physician and employee satisfaction. We believe that a focus on continuous improvement yields the best results for patients, reduces risk and liability, and creates value for the people and communities we serve.

We have developed and implemented programs to support and monitor patient safety and quality of care that include:

•	Standardized data and benchmarks to monitor clinical outcomes, hospital performance and quality improvement efforts;

•	Recommended policies and procedures based on medical and scientific evidence;

•	Training with evidence-based tools for improving patient safety and quality of care and patient, physician and employee satisfaction;

•	Leveraging technology and information sharing around evidence-based clinical best practices;

•	Training programs for hospital management and clinical staff regarding regulatory and reporting requirements; and

•	Implementation of specific leadership methods and error-prevention tools to create safer care environments for patients and staff.

We have operated a Patient Safety Organization, or PSO, since 2011. Our PSO is listed by the U.S. Department of Health and Human Services, or HHS, Agency for Healthcare Research and Quality. We believe our PSO has assisted, and will continue to assist us, in improving patient safety at our hospitals. The PSO has been recertified through 2018.

Optimize our portfolio through select divestitures of non-core assets while investing in markets with the best opportunities for growth

We have been reshaping our portfolio through the divestiture of non-core hospital and non-hospital assets to strategic and other buyers. In 2018, we intend to divest additional hospitals in select markets. Generally, these divestitures are less complementary to our business strategies and and/or have lower operating margins. We have used proceeds from divestitures to reduce debt.

By divesting non-core assets, we are able to more sharply channel our resources and capital investments into strategic markets where we have the best ability to increase access and patient care, enhance our service lines, form successful joint ventures, produce growth and increase market share. As an example, we acquired 40 physician practices in 2017.

Our portfolio optimization efforts have included several transactions to date. In 2016, we spun-off 38 hospitals to Quorum Health Corporation, and we divested two additional hospitals, sold an 80% ownership interest in our home care division, and divested our equity investment in two hospital joint ventures with Universal Health Services, Inc., or UHS, in Las Vegas, Nevada. In 2017, we divested an additional 30 hospitals in single and multi-hospital transactions.

Industry Overview

According to the Centers for Medicare & Medicaid Services, or CMS, national healthcare expenditures grew 4.3% in 2016 to $3.3 trillion and are projected to have grown 4.6% in 2017 to nearly $3.5 trillion. The CMS projections, published in February of 2018, indicate that total U.S. healthcare spending is expected to grow by 5.3% in 2018, and at an average annual rate of 5.6% for 2018 through 2026. CMS anticipates that total U.S. healthcare annual expenditures will reach $5.7 trillion by 2026, accounting for approximately 19.7% of the total U.S. gross domestic product. Healthcare spending is expected to be largely influenced by changes in economic conditions and demographics, as well as by increasing prices for medical goods and services. The CMS projections are constructed using a current-law framework. They are typically published once per year, and are not updated to reflect interim changes. For example, the projections do not take into account the possibility of further modifications to, or repeal of, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively, the Affordable Care Act. CMS expects that the recent elimination of the financial penalties associated with the individual mandate, which takes effect January 1, 2019, will result in only a small reduction to insurance coverage trends.

Hospital services, the market within the healthcare industry in which we primarily operate, is the largest single category of healthcare expenditures. In 2017, hospital care expenditures are projected to have grown 4.6%, amounting to over $1.1 trillion. CMS estimates that the hospital services category will amount to nearly $1.2 trillion in 2018 and projects growth in this category at an average of 5.6% annually from 2018 through 2025.

U.S. Hospital Industry. The U.S. hospital industry is broadly defined to include acute care, rehabilitation and psychiatric facilities that are either public (government owned and operated), not-for-profit private (religious or secular), or for-profit institutions (investor owned). According to the American Hospital Association, there are approximately 4,800 community hospitals in the U.S., which are not-for-profit owned, investor owned, or state or local government owned. Of these hospitals, nearly 40% are located in non-urban communities. We believe that a majority of these hospitals are owned by not-for-profit or governmental entities. These facilities offer a broad range of healthcare services, including internal medicine, general surgery, cardiology, oncology, orthopedics, OB/GYN and emergency services. In addition, hospitals offer other ancillary services, including psychiatric, diagnostic, rehabilitation, home care and outpatient surgery services.

Factors Affecting Performance. Among the many factors that can influence a hospital’s financial and operating performance are:

•	facility size and location;

•	facility ownership structure (e.g., tax-exempt or investor owned);

•	a facility’s ability to participate in GPOs, such as HealthTrust; and

•	facility payor mix.

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

Consolidation. In addition to our own acquisitions in recent years, consolidation activity in the hospital industry, primarily through mergers and acquisitions involving both for-profit and not-for-profit hospital systems, is continuing. Reasons for this activity include:

•	ample supply of available capital;

•	valuation levels;

•	financial performance issues, including challenges associated with changes in reimbursement and collectability of self-pay revenue;

•	the desire to enhance the local availability of healthcare in the community;

•	the need and ability to recruit primary care physicians and specialists;

•	the need to achieve general economies of scale and to gain access to standardized and centralized functions, including favorable supply agreements and access to malpractice coverage;

•	changes to healthcare payment models that emphasize cost-effective delivery of service and quality of outcomes for the entire episode of care; and

•	regulatory changes.

The payor industry is also consolidating and acquiring health services providers in an effort to offer more expansive, competitive programs.

Trends in Payment for Healthcare Services. As discussed in more detail in the Government Regulation section of this Form 10-K, the impact of healthcare reform legislation, combined with the growing financial and economic pressures on the healthcare industry, has resulted in challenges to traditional reimbursement trends. For example, the Affordable Care Act has encouraged the adoption of new payment models that emphasize cost effective delivery of care and quality of outcomes. Although health insurance coverage has expanded, patients may face higher deductibles and increased co-payment requirements, which may result in greater write-offs of uncollectible amounts from those patients.

Shift to Outpatient Services. Because of the growing availability of stand-alone outpatient healthcare facilities and the increase in the services that can be provided at these locations, many individuals are seeking a broader range of services at outpatient facilities. This trend has contributed to an increase in outpatient services while inhibiting the growth of inpatient admissions. However, recent changes to Medicare policy affecting the reimbursement methodology for certain items and services provided by off-campus provider-based hospital departments have generally resulted in reduced payment rates for hospital outpatient settings.

Selected Operating Data

The following table sets forth operating statistics for each of the years presented for our hospitals that are included in our continuing operations. Statistics for 2017 include a full year of operations for 125 hospitals and partial periods for 30 hospitals divested during the year reflecting the operations of these hospitals prior to divestiture. Statistics for 2016 include a full year of operations for 152 hospitals and partial periods for three hospitals acquired during the year reflecting the operations of these hospitals following the completion of the acquisition. Statistics for 2015 include a full year of operations for 194 hospitals. Statistics for hospitals included in discontinued operations are excluded from all periods presented.

	Year Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Consolidated Data
Number of hospitals (at end of period)	125	155	194
Licensed beds (at end of period)(1)	20,850	26,222	29,853
Beds in service (at end of period)(2)	18,457	23,229	26,312
Admissions(3)	738,036	857,412	940,292
Adjusted admissions(4)	1,596,739	1,867,348	2,038,103
Patient days(5)	3,296,469	3,832,104	4,175,214
Average length of stay (days)(6)	4.5	4.5	4.4
Occupancy rate (beds in service)(7)	43.3%	43.1%	43.3%
Net operating revenues	$15,353	$18,438	$19,437
Net inpatient revenues as a % of net patient revenues before provision for bad debts (8)	43.4%	43.2%	42.8%
Net outpatient revenues as a % of net patient revenues before provision for bad debts (8)	56.6%	56.8%	57.2%
Net (loss) income attributable to Community Health Systems Inc. stockholders	$(2,459)	$(1,721)	$158
Net (loss) income attributable to Community Health Systems Inc. stockholders as a % of net operating revenues	(16.0)%	(9.3)%	0.8%
Adjusted EBITDA(9)	$1,703	$2,225	$2,670
Adjusted EBITDA as a % of net operating revenues(9)	11.1%	12.1%	13.7%
Liquidity Data
Net cash flows provided by operating activities	$773	$1,137	$921
Net cash flows provided by operating activities as a % of net operating revenues	5.0%	6.2%	4.7%
Net cash flows provided by (used in) investing activities	$1,069	$630	$(1,051)
Net cash flows used in financing activities	$(1,517)	$(1,713)	$(195)

	Year Ended December 31,		(Decrease)
	2017	2016	Increase
	(Dollars in millions)
Same-Store Data(10)
Admissions(3)	659,681	672,375	(1.9)%
Adjusted admissions(4)	1,421,816	1,446,502	(1.7)%
Patient days(5)	2,937,290	2,990,760
Average length of stay (days)(6)	4.5	4.4
Occupancy rate (beds in service)(7)	43.4%	43.8%
Net operating revenues	$14,142	$14,110	0.2%
Income from operations	$920	$1,152	(20.1)%
Income from operations as a % of net operating revenues	6.5%	8.2%
Depreciation and amortization	$762	$865
Equity in earnings of unconsolidated affiliates	$(15)	$(13)

(1)	Licensed beds are the number of beds for which the appropriate state agency licenses a facility regardless of whether the beds are actually available for patient use.

(2)	Beds in service are the number of beds that are readily available for patient use.

(3)	Admissions represent the number of patients admitted for inpatient treatment.

(4)	Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by multiplying admissions by gross patient revenues and then dividing that number by gross inpatient revenues.

(5)	Patient days represent the total number of days of care provided to inpatients.

(6)	Average length of stay (days) represents the average number of days inpatients stay in our hospitals.

(7)	We calculated occupancy rate percentages by dividing the average daily number of inpatients by the weighted-average number of beds in service.

(8)	This calculation excludes the change in estimate related to net patient revenue to increase contractual allowances recorded during the three months ended December 31, 2017.

(9)

EBITDA is a non-GAAP financial measure which consists of net (loss) income attributable to Community Health Systems, Inc. before interest, income taxes, and depreciation and amortization. Adjusted EBITDA, also a non-GAAP financial measure, is EBITDA adjusted to add back net income attributable to noncontrolling interests and to exclude the effect of discontinued operations, loss from early extinguishment of debt, impairment and (gain) loss on sale of businesses, gain on sale of investments in unconsolidated affiliates, acquisition and integration expenses from the acquisition of HMA, expense incurred related to the spin-off of QHC, expense incurred related to the sale of a majority ownership interest in the Company’s home care division, (income) expense related to government and other legal settlements and related costs, expense related to employee termination benefits and other restructuring charges, and (income) expense from fair value adjustments on the CVR agreement liability accounted for at fair value related to the HMA legal proceedings, and related legal expenses, and the overall impact of the change in estimate related to net patient revenue recorded in the fourth quarter of 2017 resulting from the increase in contractual allowances and the provision for bad debts. During the three months ended December 31, 2017, the Company increased contractual allowances and the provision for bad debts after completing an extensive analysis of the Company’s patient revenues and patient accounts receivable that was initiated as part of the development of new accounting processes and methodologies to adopt the new accounting standard on revenue recognition as required by generally accepted accounting principles on January 1, 2018. This analysis included an evaluation during the fourth quarter of 2017 of the Company’s patient accounts receivable retained after the divestiture of 30 hospitals during 2017 and additional allowances recorded on such accounts receivable based on updated estimates of future collections, and certain other revenues. The full impact of this change in estimate is included in the reported results of operations for the three months and year ended December 31, 2017. These changes in estimate are not expected to have a material impact on the recognition of revenue on a prospective basis. The Company has included this adjustment in the calculation of Adjusted EBITDA based on its belief that these changes in estimate are consistent with the intended purpose of Adjusted EBITDA in assessing the Company’s operational performance and compare the Company’s performance between periods. The Company has from time to time sold noncontrolling interests in certain of its subsidiaries or acquired subsidiaries with existing noncontrolling interest ownership positions. The Company believes that it is useful to present Adjusted EBITDA because it adds back the portion of EBITDA attributable to these third-party interests and clarifies for investors the Company’s portion of EBITDA generated by continuing operations. The Company reports Adjusted EBITDA as a measure of financial performance. Adjusted EBITDA is a key measure used by management to assess the operating performance of the Company’s hospital operations and to make decisions on the allocation of resources. Adjusted EBITDA is also used to evaluate the performance of the Company’s executive management team and is one of the primary targets used to determine short-term cash incentive compensation. In addition, management utilizes Adjusted EBITDA in assessing the Company’s consolidated results of operations and operational performance and in comparing the Company’s results of operations between periods. The Company believes it is useful to provide investors and other users of the Company’s financial statements this performance measure to align with how management assesses the Company’s results of operations. Adjusted EBITDA also is comparable to a similar metric called Consolidated EBITDA, as defined in the Company’s senior secured credit facility, which is a key component in the determination of the Company’s compliance with some of the covenants under the Company’s senior secured credit facility (including the Company’s ability to service debt and incur capital expenditures), and is used to determine the interest rate and commitment fee payable under the senior secured credit facility (although Adjusted EBITDA does not include all of the adjustments described in the senior secured credit facility). For further discussion of Consolidated EBITDA and how that measure is utilized in the calculation of our debt covenants, see the Capital Resources section of Part II, Item 7 of this Form 10-K.

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

The following table reflects the reconciliation of Adjusted EBITDA, as defined, to net (loss) income attributable to Community Health Systems, Inc. stockholders as derived directly from our Consolidated Financial Statements for the years ended December 31, 2017, 2016 and 2015 (in millions):

	Year Ended December 31,
	2017	2016	2015
Net (loss) income attributable to Community Health Systems, Inc. stockholders	$(2,459)	$(1,721)	$158
Adjustments:
(Benefit from) provision for income taxes	(449)	(104)	116
Depreciation and amortization	861	1,100	1,172
Net income attributable to noncontrolling interests	63	95	101
Loss from discontinued operations	12	15	36

	Year Ended December 31,
	2017	2016	2015
Interest expense, net	931	962	973
Loss from early extinguishment of debt	40	30	16
Impairment and (gain) loss on sale of businesses, net	2,123	1,919	68
Change in estimate for contractual allowances and provision for bad debts	591	-	-
Gain on sale of investments in unconsolidated affiliates	-	(94)	-
Expenses related to the acquisition and integration of HMA	-	-	1
(Income) expense from government and other legal settlements and related costs	(31)	16	4
Expense (income) from fair value adjustments and legal expenses related to cases covered by the CVR	6	(6)	8
Expense related to the sale of a majority interest in home care division	1	1	-
Expense related to the spin-off of QHC	-	12	17
Expense related to employee termination benefits and other restructuring charges	14	-	-

Adjusted EBITDA	$1,703	$2,225	$2,670

(10)	Same-store operating results and statistical data exclude information for the hospitals divested in the spin-off of QHC in the year ended December 31, 2016 and the comparable period in 2015. In addition, same-store data excludes discontinued operations in the periods presented. Same-store operating results also exclude the overall impact of the change in estimate related to net patient receivables recorded in the fourth quarter of 2017. For all hospitals owned throughout both periods, the same-store operating results and statistical data reflects the indicated periods.

Sources of Revenue

We receive payment for healthcare services provided by our hospitals from:

•	the federal Medicare program,

•	state Medicaid or similar programs,

•	healthcare insurance carriers, health maintenance organizations or “HMOs,” preferred provider organizations or “PPOs,” and other managed care programs, and

•	patients directly.

The following table presents the approximate percentages of operating revenues, net of contractual allowances and discounts (but before provision for bad debts), by payor source for the periods indicated. The data for the years presented are not strictly comparable due to the effect that hospital acquisitions and divestitures have had on these statistics.

	Year Ended December 31,
	2017	2016	2015
Medicare	22.8%	23.9%	24.1%
Medicaid	10.3	10.5	11.2
Managed Care and other third-party payors	54.3	53.4	52.4
Self-pay	12.6	12.2	12.3

Total	100.0%	100.0%	100.0%

As reflected above, we receive a substantial portion of our revenues from the Medicare and Medicaid programs. Included in Managed Care and other third-party payors is operating revenues from insurance companies with which we have insurance provider contracts, Medicare managed care, insurance companies for which we do not have insurance provider contracts, workers’ compensation carriers and non-patient service revenue, such as rental income and cafeteria sales. There is considerable uncertainty regarding the future of the Affordable Care Act, and it is unclear whether the trend of increased health insurance coverage will continue. In addition, as part of the tax reform legislation which was enacted in December 2017, Congress eliminated the financial penalty for individuals that fail to maintain health insurance coverage associated with the individual mandate, effective January1, 2019, which may result in fewer individuals electing to purchase health insurance coverage. In addition, several private health insurers have withdrawn from or limited their participation in the health insurance exchanges established pursuant to the Affordable Care Act, which may threaten the long-term viability of those marketplaces. Legislation or regulation resulting from repeal, replacement or further amendment of the Affordable Care Act may result in payment reductions under the Medicare or Medicaid programs that could negatively impact our business.

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

To further reduce their healthcare costs, an increasing number of insurance companies, HMOs, PPOs and other managed care companies negotiate discounted fee structures or fixed amounts for hospital services performed, rather than paying healthcare providers the amounts billed, and utilize structures such as narrow networks that restrict the providers that enrollees may utilize. Increasing consolidation within the payor industry, including vertical integration efforts involving payors and healthcare providers, and cost-reduction strategies by large employer groups and their affiliates may intensify competitive pressure. We negotiate discounts with managed care companies, which are typically smaller than discounts under government programs. If an increased number of insurance companies, HMOs, PPOs and other managed care companies succeed in negotiating discounted fee structures or fixed amounts or if we are unable to participate in managed care networks serving our markets, our results of operations may be negatively affected. There can be no assurance that we will retain our existing reimbursement arrangements or that these third-party payors will not attempt to further reduce the rates they pay for our services. For more information on the payment programs on which our revenues depend, see “Payment” on page 19.

As of December 31, 2017, Florida, Texas, Pennsylvania and Indiana represented our only areas of significant geographic concentration. Operating revenues, net of contractual allowances and discounts (but before the provision for bad debts), generated by our hospitals in Florida (which became an area of geographic concentration in 2014 as a result of the HMA merger), as a percentage of consolidated operating revenues, were 14.8% in 2017, 14.1% in 2016 and 13.6% in 2015. Operating revenues, net of contractual allowances and discounts (but before the provision for bad debts), generated by our hospitals in Texas, as a percentage of consolidated operating revenues, were 12.1% in 2017, 11.4% in 2016 and 11.1% in 2015. Operating revenues, net of contractual allowances and discounts (but before the provision for bad debts), generated by our hospitals in Pennsylvania, as a percentage of consolidated operating revenues, were 9.2% in 2017, 11.2% in 2016 and 10.6% in 2015. Operating revenues, net of contractual allowances and discounts (but before the provision for bad debts), generated by our hospitals in Indiana, as a percentage of consolidated operating revenues, were 9.9% in 2017, 8.6% in 2016 and 7.3% in 2015.

Hospital revenues depend upon inpatient occupancy levels, the volume of outpatient procedures and the charges or negotiated payment rates for hospital services provided. Charges and payment rates for routine inpatient services vary significantly depending on the type of service performed and the geographic location of the hospital. In recent years, we have experienced a significant increase in revenue received from outpatient services. We attribute this increase to:

•	advances in technology, which have permitted us to provide more services on an outpatient basis and

•	pressure from Medicare and Medicaid programs, insurance companies and managed care plans to reduce the length and number of inpatient hospital stays and to reduce costs by having services provided on an outpatient rather than on an inpatient basis.

Healthcare facility operations are also subject to certain seasonal fluctuations, including decreases in patient utilization during holiday periods and increases in colder weather months.

Government Regulation

Overview. The healthcare industry is required to comply with extensive government regulation at the federal, state and local levels. If we fail to comply with applicable laws and regulations, we may be subject to criminal penalties and civil sanctions, our hospitals could lose their licenses and we could lose our ability to participate in Medicare, Medicaid and other government programs. Hospitals must meet requirements to be certified as hospitals and qualified to participate in government programs, including those relating to the adequacy of medical care, equipment, personnel, operating policies and procedures; billing and coding for services; properly handling overpayments; classifications of levels of care provided; preparing and filing of cost reports; relationships with referral sources and referral recipients; maintenance of adequate records; hospital use; rate-setting; building codes; environmental protection; and privacy and security.

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

Government regulations may change. If that happens, we may have to make changes to our facilities, equipment, personnel and services so that our hospitals remain certified as hospitals and qualified to participate in these programs. We believe that our hospitals are in substantial compliance with current federal, state and local regulations and standards. We cannot be certain that governmental officials responsible for enforcing these laws or whistleblowers will not assert that we are in violation of them or that such statutes or regulations will be interpreted by the courts in a manner consistent with our interpretation.

Healthcare Reform. Over the last decade, the U.S. Congress and certain state legislatures have introduced and passed a large number of proposals and legislation designed to make major changes in the healthcare system, including changes intended to increase access to health insurance. The most prominent of these recent efforts, the Affordable Care Act, affects how healthcare services are covered, delivered, and reimbursed. The Affordable Care Act mandates that substantially all U.S. citizens maintain health insurance coverage and increases health insurance coverage through a combination of public program expansion and private sector health insurance reforms. However, the future of the Affordable Care Act is uncertain, as the presidential administration and certain members of Congress have stated their intent to repeal or make significant changes to the Affordable Care Act, its implementation or interpretation. In 2017, as part of the tax reform legislation which was enacted in December 2017, Congress eliminated the financial penalty for individuals that fail to maintain health insurance coverage associated with the individual mandate, effective January 2019, which may impact the number of individuals who elect to purchase health insurance. In addition, a presidential executive order has been signed that directs agencies to minimize “economic and regulatory burdens” of the Affordable Care Act.

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

Substantial uncertainty remains regarding the ongoing net effect of the Affordable Care Act due to the possibility of repeal or significant changes to the law, clarifications and modifications resulting from executive orders, the rule-making process, the outcome of court challenges and the development of agency guidance, whether and how many states ultimately decide to expand Medicaid coverage and on what terms, the number of individuals who elect to purchase health insurance coverage and budgetary issues at federal and state levels. The impact on the healthcare industry and timing of any potential repeal of or changes to the Affordable Care Act and any alternative provisions is unknown. It is difficult to predict the nature and success of future financial or delivery system reforms.

Fraud and Abuse Laws. Participation in the Medicare and Medicaid programs is heavily regulated by federal statute and regulation. If a hospital fails to comply substantially with the requirements for participating in the programs, the hospital’s participation may be terminated and/or civil or criminal penalties may be imposed. For example, a hospital may lose its ability to participate in the Medicare program if it engages in any of the following acts:

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

The OIG has identified the following incentive arrangements as potential violations of the Anti-Kickback Statute:

•	payment of any incentive by the hospital when a physician refers a patient to the hospital;

•	use of free or significantly discounted office space or equipment for physicians in facilities usually located close to the hospital;

•	provision of free or significantly discounted billing, nursing, or other staff services;

•	free training for a physician’s office staff, including management and laboratory techniques (but excluding compliance training);

•	guarantees which provide that, if the physician’s income fails to reach a predetermined level, the hospital will pay any portion of the remainder;

•	low-interest or interest-free loans, or loans which may be forgiven if a physician refers patients to the hospital;

•	payment of the costs of a physician’s travel and expenses for conferences;

•	payment of services which require few, if any, substantive duties by the physician, or payment for services in excess of the fair market value of the services rendered;

•	coverage on the hospital’s group health insurance plans at an inappropriately low cost to the physician;

•	purchasing goods or services from physicians at prices in excess of their fair market value;

•	rental of space in physician offices, at other than fair market value; or

•	physician-owned entities (often referred to as physician-owned distributorships, or PODS) that derive revenue from selling, or arranging for the sale of, implantable medical devices ordered by their physician-owners for use on procedures that physician-owners perform on their own patients at hospitals or ASCs.

We have a variety of financial relationships with physicians who refer patients to our hospitals. Physicians own interests in a number of our facilities. Physicians may also own our stock. We also have contracts with physicians providing for a variety of financial arrangements, including employment contracts, leases, management agreements and professional service agreements. We provide financial incentives to recruit physicians to relocate to communities served by our hospitals. These incentives include relocation, reimbursement for certain direct expenses, income guarantees and, in some cases, loans. Although we strive to comply with the Anti-Kickback Statute, taking into account available guidance including the “safe harbor” regulations, we cannot assure you that regulatory authorities will not determine otherwise. If that happens, we could be subject to criminal and civil penalties and/or exclusion from participating in Medicare, Medicaid, or other government healthcare programs. Civil monetary penalties are increased annually based on updates to the consumer price index and were recently increased under the Bipartisan Budget Act of 2018.

The Social Security Act also includes a provision commonly known as the “Stark Law.” This law prohibits physicians from referring Medicare and Medicaid patients to healthcare entities in which they or any of their immediate family members have ownership interests or other financial arrangements. These types of referrals are commonly known as “self referrals.” Sanctions for violating the Stark Law include denial of payment, civil monetary penalties that are increased annually based on updates to the consumer price index, and exclusion from federal healthcare programs.

There are ownership and compensation arrangement exceptions to the self-referral prohibition. One exception, known as the “whole hospital” exception, allows a physician to make a referral to a hospital if the physician owns an interest in the entire hospital, as opposed to an ownership interest in a department of the hospital. Another exception allows a physician to refer patients to a healthcare entity in which the physician has an ownership interest if the entity is located in a rural area, as defined in the statute. There are also exceptions for many of the customary financial arrangements between physicians and providers, including employment contracts, leases and recruitment agreements. From time to time, the federal government has issued regulations that interpret the provisions included in the Stark Law.

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

Evolving interpretations of current, or the adoption of new, federal or state laws or regulations could affect many of the arrangements entered into by each of our hospitals. In addition, law enforcement authorities, including the OIG, the courts and Congress have in recent years increased scrutiny of arrangements between healthcare providers and potential referral sources to ensure that the arrangements are not designed as a mechanism to improperly pay for patient referrals and/or other business. Investigators also have demonstrated a willingness to look behind the formalities of a business transaction to determine the underlying purpose of payments between healthcare providers and potential referral sources.

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

Federal False Claims Act and Similar State Laws. Another significant enforcement mechanism used within the healthcare industry is the federal False Claims Act, or FCA, which can be used to prosecute Medicare and other government program fraud involving issues such as coding errors, billing for service not provided and submitting false cost reports. Further, the FCA covers payments involving federal funds in connection with the health insurance exchanges created under the Affordable Care Act, if those payments involve any federal funds. Liability under the FCA often arises when an entity knowingly submits a false claim for reimbursement to the federal government. The FCA broadly defines the term “knowingly.” Although simple negligence will not give rise to liability under the FCA, submitting a claim with reckless disregard to its truth or falsity may constitute “knowingly” submitting a false claim and result in liability. Among the many other potential bases for liability under the FCA is the knowing and improper failure to report and refund amounts owed to the government within 60 days of identifying an overpayment. An overpayment is deemed to be identified when a person has, or should have through reasonable diligence, determined that an overpayment was received and quantified the overpayment. Submission of a claim for an item or service generated in violation of the Anti-Kickback Statute constitutes a false or fraudulent claim under the FCA. In some cases, whistleblowers, the federal government and courts have taken the position that providers who allegedly have violated other statutes, such as the Stark Law, have thereby submitted false claims under the FCA.

When a defendant is determined by a court of law to be liable under the FCA, the defendant must pay three times the actual damages sustained by the government, plus substantial civil penalties for each separate false claim. These civil monetary penalties are adjusted annually based on updates to the consumer price index. Settlements entered into prior to litigation usually involve a less severe calculation of damages. The FCA also contains “qui tam,” or whistleblower provisions, which allow private individuals to bring actions on behalf of the government alleging that the defendant has defrauded the federal government. If the government intervenes in the action and prevails, the party filing the initial complaint may share in any settlement or judgment. If the government does not intervene in the action, the whistleblower plaintiff may pursue the action independently and may receive a larger share of any settlement or judgment. When a private party brings a qui tam action under the FCA, the defendant generally will not be made aware of the lawsuit until the government commences its own investigation or determines whether it will intervene. Every entity that receives at least $5 million annually in Medicaid payments must have written policies for all employees, contractors and agents providing detailed information about false claims, false statements and whistleblower protections under certain federal laws, including the FCA, and similar state laws.

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

Emergency Medical Treatment and Active Labor Act. The Emergency Medical Treatment and Active Labor Act imposes requirements as to the care that must be provided to anyone who comes to facilities providing emergency medical services seeking care before they may be transferred to another facility or otherwise denied care. Sanctions for failing to fulfill these requirements include exclusion from participation in Medicare and Medicaid programs and civil money penalties, which are increased annually based on updates to the consumer price index. In addition, the law creates private civil remedies that enable an individual who suffers personal harm as a direct result of a violation of the law to sue the offending hospital for damages and equitable relief. A medical facility that suffers a financial loss as a direct result of another participating hospital’s violation of the law also has a similar right. Although we believe that our practices are in compliance with the law, we can give no assurance that governmental officials responsible for enforcing the law will not assert we are in violation of this law.

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

Certificates of Need. The construction of new facilities, the acquisition of existing facilities and the addition of new services at our facilities may be subject to state laws that require prior approval by state regulatory agencies. These CON laws generally require that a state agency determine the public need and give approval prior to the construction or acquisition of facilities or the addition of new services. As of December 31, 2017, we operated 71 hospitals in 11 states that have adopted CON laws for acute care facilities. If we fail to obtain necessary state approval, we will not be able to expand our facilities, complete acquisitions or add new services in these states. Violation of these state laws may result in the imposition of civil sanctions or the revocation of a hospital’s licenses.

HIPAA Administrative Simplification and Privacy and Security Requirements. The Health Insurance Portability and Accountability Act of 1996, or HIPAA, requires the use of uniform electronic data transmission standards for healthcare claims and payment transactions submitted or received electronically. These provisions are intended to encourage electronic commerce in the healthcare industry. HHS has established electronic data transmission standards and code sets that all healthcare providers must use when submitting or receiving certain healthcare transactions electronically. In addition, HIPAA requires that each provider use a National Provider Identifier. The Affordable Care Act requires the HHS to adopt standards for additional electronic transactions and to establish operating rules to promote uniformity in the implementation of each standardized electronic transaction.

As required by HIPAA, HHS has issued privacy and security regulations that extensively regulate the use and disclosure of individually identifiable health-related information and require covered entities, including health plans and most healthcare providers, to implement administrative, physical and technical practices to protect the security of individually identifiable health information that is electronically maintained or transmitted. Business associates (entities that handle identifiable health-related information on behalf of covered entities) are subject to direct liability for violation of applicable provisions of the regulations. In addition, a covered entity may be subject to penalties as a result of a business associate violating HIPAA, if the business associate is found to be an agent of the covered entity. We have developed and utilize a HIPAA compliance plan as part of our effort to comply with HIPAA privacy and security requirements. The privacy regulations and security regulations have and will continue to impose significant costs on us in order to comply with these standards.

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

Violations of the HIPAA privacy and security regulations may result in criminal penalties and in substantial civil penalties per violation. The civil penalties are adjusted annually based on updates to the consumer price index. HHS is required to perform compliance audits. In addition to enforcement by HHS, state attorneys general are authorized to bring civil actions seeking either injunction or damages in response to violations of HIPAA privacy and security regulations that threaten the privacy of state residents. HHS may resolve HIPAA violations through informal means, such as allowing a covered entity to implement a corrective action plan, but HHS has the discretion to move directly to impose monetary penalties and is required to impose penalties for violations resulting from willful neglect. Our facilities also are subject to any federal or state privacy-related laws that are more restrictive than the privacy regulations issued under HIPAA. These laws vary and could impose additional penalties. For example, the Federal Trade Commission uses its consumer protection authority to initiate enforcement actions in response to data breaches.

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

The DRG payment rates are adjusted by an update factor on October 1 of each year, the beginning of the federal fiscal year. The index used to adjust the DRG payment rates, known as the “market basket index,” gives consideration to the inflation experienced by hospitals in purchasing goods and services. DRG payment rates were increased by the “market basket index” update of 2.7% for each of federal fiscal years 2017 and 2018, subject to certain reductions. For federal fiscal year 2017, the market basket update was reduced by 1.5% for documentation and coding, 0.3% for the multi-factor productivity adjustment, and 0.75% in accordance with the Affordable Care Act. There was a positive 0.8% adjustment to the market basket update remove the effects of prior adjustments intended to offset projected spending increases associated with admission and medical review criteria for inpatient services commonly known as the “two midnight rule.” Under the rule, services to Medicare beneficiaries are only payable as inpatient hospital services when there is a reasonable expectation that the hospital care is medically necessary and will be required across two midnights, absent unusual circumstances. For federal fiscal year 2018, the market basket update was positively adjusted by 0.46% in accordance with the 21st Century Cures Act, and reduced by 0.6% for the multi-factor productivity adjustment, reduced 0.75% in accordance with the Affordable Care Act, and reduced by 0.6% to remove the effects of prior adjustments related to the two midnight rule. A 25% reduction to the market basket index occurs if patient quality data is not submitted, and a reduction of 75% of the market basket index update occurs for hospitals that fail to demonstrate meaningful use of certified electronic health records, or EHR, technology without receiving a hardship exception. Future legislation may decrease the rate of increase for DRG payments or even decrease such payment rates, but we are unable to predict the amount of any reduction or the effect that any reduction will have on us.

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

In addition, hospitals may qualify for Medicare disproportionate share payments when their percentage of low income patients exceeds specified regulatory thresholds. A majority of our hospitals qualify to receive Medicare disproportionate share payments. CMS also distributes a prospectively determined amount to Medicare disproportionate share hospitals based on a hospital’s relative share of uncompensated care. These uncompensated care payments are drawn from pool that is funded by the 75% reduction in disproportionate share payments that was made pursuant to the Affordable Care Act. The uncompensated care pool is further reduced each year by a formula that reflects reductions in the U.S. uninsured population that is under 65 years of age. Thus, the greater the level of coverage for the uninsured, the more the Medicare uncompensated care pool will be reduced. Each eligible hospital is paid, out of the uncompensated care pool, an amount based upon its estimated cost of providing uncompensated care. These Medicare disproportionate share and uncompensated care payments as a percentage of operating revenues, net of contractual allowances and discounts (but before the provision for bad debts), remained consistent at 1.0% for both of the years ended December 31, 2017 and 2016. Hospitals may also qualify for Medicaid disproportionate share payments when they qualify under the state established guidelines. These Medicaid disproportionate share payments as a percentage of operating revenues, net of contractual allowances and discounts (but before the provision for bad debts), remained consistent at 0.3% for both of the years ended December 31, 2017 and 2016. The Affordable Care Act also provided for reductions to the Medicaid disproportionate share payments, but Congress has delayed the implementation of those reductions until 2020.

We also receive Medicare reimbursement for hospital outpatient services through a PPS. Services paid under the hospital outpatient PPS are grouped into ambulatory payment classifications. APC payment rates are generally determined by applying a conversion factor, which CMS updates annually using a market basket. For calendar year 2017, CMS estimated an increase in hospital outpatient PPS payments of 1.7%. This was based on a market basket increase of 2.7%, with a 0.75% downward adjustment in accordance with the Affordable Care Act, a 0.3% downward productivity adjustment and other payment adjustments. For calendar year 2018, CMS estimated an increase in hospital outpatient PPS payments of 1.4%. This reflects a market basket increase of 2.7%, with a 0.75% downward adjustment in accordance with the Affordable Care Act, a positive 0.6% productivity adjustment, and other policy changes. An additional 2.0% reduction to the market basket update applies to hospitals that do not submit required patient quality data. We are complying with this data submission requirement.

The Medicare reimbursement discussed above was reduced beginning in 2013 due to the Budget Control Act of 2011 that required across-the-board spending cuts to the federal budget, also known as sequestration. These sequestration cuts included reductions in payments for Medicare and other federally funded healthcare programs, including TRICARE. These reductions have been extended through 2027.

Payment under the Medicare program for physician services is based upon the Medicare Physician Fee Schedule, or MPFS, under which CMS has assigned a national relative value unit, or RVU, to most medical procedures and services that reflects the resources required to provide the services relative to all other services. Each RVU is calculated based on a combination of the time and intensity of work required, overhead expense attributable to the service, and malpractice insurance expense. These elements are each modified by a geographic adjustment factor to account for local practice costs and are then aggregated. MACRA provides for a 0.5% update to the MPFS for calendar year 2018. MACRA also requires the establishment of the Quality Payment Program, or QPP, a payment methodology intended to reward high-quality patient care. Beginning in 2017, physicians and certain other healthcare clinicians are required to participate in one of two QPP tracks. Under both tracks, performance data collected in 2017 will affect Medicare payments in 2019, and performance data collected in 2018 will affect Medicare payments in 2020. CMS expects to transition increasing financial risk to providers as QPP evolves. Under the Advanced Alternative Payment Model, or Advanced APM, track, incentive payments are available based on participation in specific innovative payment models approved by CMS. Providers may earn a Medicare incentive payment and will be exempt from the reporting requirements and payment adjustments imposed under the Merit-Based Incentive Payment System, or MIPS, if the provider has sufficient participation in an Advanced APM. Alternatively, providers may participate in the MIPS track, under which physicians will receive performance-based payment incentives or payment reductions based on their performance with respect to clinical quality, resource use, clinical improvement activities, and meaningful use of electronic health records, or EHR. MIPS consolidates components of certain previously established physician incentive programs.

Medicaid. Most state Medicaid payments are made under a PPS or under programs which negotiate payment levels with individual hospitals. Medicaid is funded jointly by state and federal government. The federal government and many states are considering various strategies to reduce Medicaid expenditures. Currently, several states utilize supplemental reimbursement programs intended to offset a portion of the costs to providers associated with providing care to Medicaid and indigent patients. These programs are designed with input from CMS and may be funded with a combination of state and federal resources, including, in certain instances, fees or taxes levied on the healthcare providers. Many states currently operate, or have applied to CMS to operate, Medicaid programs under waivers to standard Medicaid program requirements. CMS has indicated that it intends to increase state flexibility in the administration of Medicaid programs, including allowing states to condition enrollment on work or other community engagement. We can provide no assurance that changes to Medicaid programs or reductions to Medicaid funding will not have a material adverse effect on our consolidated results of operations.

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

Commercial Insurance and Managed Care Companies. Our hospitals provide services to individuals covered by private healthcare insurance or by health plans administered by managed care companies. These payors pay our hospitals or in some cases reimburse their policyholders based upon the hospital’s established charges and the coverage provided in the insurance policy. They try to limit the costs of hospital services by negotiating discounts, including PPS, which would reduce payments by commercial insurers or health plans to our hospitals. Commercial insurers and managed care companies also seek to reduce payments to hospitals by establishing payment rules that in effect re-characterize the services ordered by physicians. For example, some payors vigorously review each patient’s length of stay in the hospital and recharacterize as outpatient all inpatient stays of less than a particular duration (e.g., 24 hours). Reductions in payments for services provided by our hospitals to individuals covered by these payors could adversely affect us.

Under the Managed Medicare program, also known as Medicare Part C, or Medicare Advantage, the federal government contracts with private health plans to provide members with Medicare benefits. The plans may choose to offer supplemental benefits and impose higher premiums and cost-sharing obligations. Similarly, managed Medicaid programs enable states to contract with private entities to handle program responsibilities like care management and claims adjudication. Enrollment in Managed Medicare and managed Medicaid programs has increased in recent years as the federal and state governments seek to control healthcare costs.

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

We maintain policies and procedures to respond to the RAC requests and payment denials. Payment recoveries resulting from RAC reviews and denials are appealable, and we pursue reversal of adverse determinations at appropriate appeal levels. Currently, there are significant delays in the assignment of new Medicare appeals to Administrative Law Judges. According to the Office of Medicare Hearings and Appeals, the average processing time in fiscal year 2017 was approximately three years. HHS has finalized rules intended to streamline the process and improve efficiency, but has also stressed the need for additional funding. Thus, we may experience significant delays in appealing any RAC payment denials. To ease the backlog of appeals, CMS has announced two new settlement initiatives. Depending upon the growth of RAC programs and our success in appealing claims in future periods, our cash flows and results of operations could be negatively impacted.

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

Bundled Payment Initiatives. The CMS Innovation Center is responsible for establishing demonstration projects and other initiatives in order to identify, develop, test and encourage the adoption of new methods of delivering and paying for healthcare that create savings under the Medicare and Medicaid programs, while maintaining or improving quality of care. For example, providers participating in bundled payment initiatives accept accountability for costs and quality of care by agreeing to receive one payment for services provided to Medicare patients for certain medical conditions or episodes of care. By rewarding providers for increasing quality and reducing costs and penalizing providers if costs exceed a certain amount, bundled payment models are intended to lead to higher quality, more coordinated care at a lower cost to the Medicare program. The CMS Innovation Center has implemented a voluntary bundled payment program known as the Bundled Payment for Care Improvement, or BPCI, initiative. We are participating in BPCI initiatives in four of our markets. Participation in bundled payment programs is generally voluntary, but CMS requires hospitals located in certain geographic areas to participate in bundling programs for specified orthopedic procedures. CMS has indicated that it is developing more bundled payment models. We expect value-based purchasing programs, including models that condition reimbursement on patient outcome measures, to become more common with both governmental and non-governmental payors.

Supply Contracts

We purchase items, primarily medical supplies, medical equipment and pharmaceuticals, under an agreement with HealthTrust, a GPO in which we are a noncontrolling partner. As of December 31, 2017, we had a 19.7% ownership interest in HealthTrust. By participating in this organization, we are able to procure items at competitively priced rates for our hospitals. There can be no assurance that our arrangement with HealthTrust will continue to provide the discounts that we have historically received.

Competition

The hospital industry is highly competitive. The competition among hospitals and other healthcare providers for patients has intensified as patients have become more conscious of rising costs and quality of care in the healthcare decision-making process. Certain of our hospitals are located in non-urban service areas in which we are the sole provider of general acute care health services. Those hospitals in non-urban service areas face no direct competition because there are no other hospitals in their primary service areas. However, these hospitals face competition from hospitals outside of their primary service area, including hospitals in urban areas that provide more complex services. Patients in those service areas may travel to these other hospitals for a variety of reasons, including the need for services we do not offer or physician referrals. Patients who are required to seek services from these other hospitals may subsequently shift their preferences to those hospitals for services we do provide. Our other hospitals in selected urban service areas may face competition from hospitals that are more established than our hospitals. Certain of these competing facilities offer services, including extensive medical research and medical education programs, which are not offered by our facilities. In addition, in certain markets where we operate, there are large teaching hospitals that provide highly specialized facilities, equipment and services that may not be available at our hospitals. We also face competition from other specialized care providers, including outpatient surgery, orthopedic, oncology and diagnostic centers. Some competitors are implementing physician alignment strategies, such as employing physicians, acquiring physician practice groups, and participating in ACOs, or other clinical integration models. Cost-reduction strategies by large employer groups and their affiliates may increase this competition. We believe that we will continue to face increased competition in outpatient service models that become more integrated through acquisitions or partnerships between physicians, specialized care providers, and managed care payors.

In most markets in which we are not the sole provider of general acute care health services, our primary competitor is a not-for-profit hospital. These hospitals are owned by tax-supported governmental agencies or not-for-profit entities supported by endowments and charitable contributions. These hospitals do not pay income or property taxes, and can make capital expenditures without paying sales tax. These financial advantages may better position such hospitals to maintain more modern and technologically upgraded facilities and equipment and offer services more specialized than those available at our hospitals. Recent consolidations of not-for-profit hospitals may intensify competitive pressures.

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

Employees and Medical Staff

At December 31, 2017, we had approximately 95,000 employees, including approximately 18,000 part-time employees. References herein to “employees” refer to employees of our affiliates. We are subject to various state and federal laws that regulate wages, hours, benefits and other terms and conditions relating to employment. At December 31, 2017, certain employees at 11 of our hospitals are represented by various labor unions. It is likely that union organizing efforts will take place at additional hospitals in the future. We consider our employee relations to be good and have not experienced work stoppages that have materially, adversely affected our business or results of operations. Our hospitals, like most hospitals, have experienced rising labor costs. In some markets, nurse and medical support personnel availability has become a significant operating issue to healthcare providers. To address this challenge, we have implemented several initiatives to improve retention, recruiting, compensation programs and productivity.

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

We are insured for damages of personal property or environmental injury arising out of environmental impairment for both above ground and underground storage tank issues under one insurance policy for all of our hospitals. Our policy coverage is $5 million per occurrence with a $100,000 deductible and a $20 million annual aggregate. This policy also provides pollution legal liability coverage.

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

We have a significant amount of indebtedness, which is more fully described in the Liquidity and Capital Resources section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Form 10-K and Note 7 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this Form 10-K. As of December 31, 2017, we had approximately $7.5 billion aggregate principal amount of senior secured indebtedness outstanding, and approximately $6.4 billion of senior unsecured indebtedness outstanding.

Our substantial leverage could have important consequences, including the following:

•	it may limit our ability to refinance existing indebtedness or obtain additional debt or equity financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes;

•	a substantial portion of our cash flows from operations will be dedicated to the payment of principal and interest on our indebtedness and will not be available for other purposes, including to fund our operations, capital expenditures, financial obligations and future business opportunities;

•	some of our borrowings, including borrowings under our credit facility, accrue interest at variable rates, exposing us to the risk of increased interest rates;

•	it may limit our ability to make strategic acquisitions or cause us to make nonstrategic divestitures;

•	it may limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to our competitors that are less highly leveraged; and

•	it may increase our vulnerability in connection with adverse changes in general economic, industry or competitive conditions or government regulations or other adverse developments.

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

A breach of any of these covenants could result in a default under our credit facility and the indentures governing our outstanding notes. Upon the occurrence of an event of default under our credit facility or any of the indentures governing our outstanding notes, all amounts outstanding under our credit facility or the applicable indenture may become immediately due and payable and all commitments under the credit facility to extend further credit may be terminated.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Our borrowings under our credit facility are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. Our interest expense, net, for the year ended December 31, 2017 was $931 million. For the year ended December 31, 2017, a fluctuation in interest rates of 1% on our variable rate debt that is not hedged by interest rate swaps would have resulted in a fluctuation in our interest expense of approximately $27 million.

If we are unable to make payments on our indebtedness, we could be in default under the terms of the agreements governing our indebtedness.

If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, including covenants in the indentures governing our outstanding notes and our credit facility, we could be in default under the terms of the agreements governing our indebtedness, including our credit facility and the indentures governing our outstanding notes. In the event of any default, the holders of this indebtedness could elect to declare all the funds borrowed to be immediately due and payable, together with accrued and unpaid interest; the lenders under our credit facility could elect to terminate their commitments under the credit facility, cease making further loans and direct the collateral agent to institute foreclosure proceedings against our assets; and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to obtain waivers from the required lenders under our credit facility to avoid being in default. If we breach our covenants under our credit facility and seek a waiver, we may not be able to obtain a waiver from the required lenders. If this occurs, we would be in default under our credit facility, the lenders could exercise their rights, as described above, and we could be forced into bankruptcy or liquidation.

We have a substantial amount of indebtedness that will mature and become due in the near future.

As further described in the Liquidity and Capital Resources section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Form 10-K and Note 7 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this Form 10-K, we have a substantial amount of indebtedness scheduled to mature in the near future. As a result, we may not have sufficient cash to repay all amounts owing on our outstanding notes, our credit facility (or any of the various term and revolving loans outstanding thereunder) and our receivables facility at the applicable maturity date. Given that each series of outstanding notes, our credit facility and our receivables facility will mature in close proximity to each other, there can be no assurance that we will have the ability to borrow or otherwise raise the amounts necessary to repay all such amounts. Our ability to refinance our indebtedness on favorable terms, or at all, is dependent on (among other things) conditions in the credit and capital markets which are beyond our control.

Despite current indebtedness levels, we may still be able to incur substantially more debt. This could further exacerbate the risks described above.

We and our subsidiaries have the ability to incur substantial additional indebtedness in the future, subject to restrictions contained in our credit facility and the indentures governing our outstanding notes. Our credit facility as well as a separate receivables facility provide for commitments and borrowings of up to approximately $4.4 billion in the aggregate, of which approximately $3.5 billion was outstanding as of December 31, 2017. Our credit facility also gives us the ability to provide for one or more additional tranches of term loans and increases in our revolving credit facility in the aggregate principal amount of up to the greater of (x) $1.5 billion (only $1.0 billion of which is effectively available) and (y) an amount such that our senior secured net leverage ratio would not exceed 4.0:1.0 without the consent of the existing lenders if specified criteria are satisfied. If additional indebtedness is added to our current debt levels, the related risks that we currently face related to indebtedness as noted above could increase.

If we are unable to continue to complete divestitures as previously disclosed, our results of operations and financial condition could be adversely affected.

We have been implementing a portfolio rationalization and deleveraging strategy by divesting hospitals and non-hospital businesses that are attractive to strategic and other buyers. Generally, these businesses are not in one of our strategically beneficial service areas, are less complementary to our business strategy and/or have lower operating margins. In addition, in connection with our announced divestiture initiative, strategic and other buyers have made offers to buy certain of our assets. Through consideration of these offers we have divested or may divest hospitals and non-hospital businesses when we find such offers to be attractive and in line with our operating strategy. However, there is no assurance that these contemplated divestitures will be completed, will be completed within our contemplated timeframe, or will be completed on terms favorable to us or on terms sufficient to allow us to achieve our deleveraging strategy. Additionally, the results of operations for these hospitals we plan to divest and the potential gains or losses on the sales of those businesses may adversely affect our profitability. Moreover, we may incur asset impairment charges related to divestitures that reduce our profitability.

In addition, after entering into a definitive agreement, we may be subject to the satisfaction of pre-closing conditions as well as necessary regulatory and governmental approvals, which, if not satisfied or obtained, may prevent us from completing the sale. Divestitures may also involve continued financial exposure related to the divested business, such as through indemnities or retained obligations, that present risk to us.

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

Our business strategy has historically included growth by acquisitions. However, not-for-profit hospital systems and other for-profit hospital companies generally attempt to acquire the same type of hospitals as we do. LifePoint Health, Inc. is a principal competitor for acquisitions. Other competitors include HCA Holdings, Inc., or HCA, UHS, other non-public, for profit hospitals and local market hospitals. Some of the competitors for our acquisitions have greater financial resources than we have. Furthermore, some hospitals are sold through an auction process, which may result in higher purchase prices than we believe are reasonable. Therefore, we may not be able to acquire additional hospitals on terms favorable to us.

In addition, many of the hospitals we have acquired have had lower operating margins than we do and operating losses incurred prior to the time we acquired them. Hospitals acquired in the future may have similar financial performance issues. In the past, we have experienced delays in improving the operating margins or effectively integrating the operations of certain acquired hospitals, including some hospitals acquired in connection with the HMA merger. In the future, if we are unable to improve the operating margins of acquired hospitals, operate them profitably, or effectively integrate their operations, our results of operations and business may be adversely affected.

Moreover, hospitals that we have acquired, or in the future could acquire, may have unknown or contingent liabilities, including liabilities associated with ongoing legal proceedings or for failure to comply with healthcare laws and regulations. Although we generally seek indemnification from sellers covering these matters, we may nevertheless have material liabilities for past activities of acquired hospitals.

State efforts to regulate the construction, acquisition or expansion of healthcare facilities could limit our ability to build or acquire additional healthcare facilities, renovate our facilities or expand the breadth of services we offer.

Some states in which we operate require a CON or other prior approval for the construction or acquisition of healthcare facilities, capital expenditures exceeding a prescribed amount, changes in bed capacity or services and some other matters. In evaluating a proposal, these states consider the need for additional or expanded healthcare facilities or services. If we are not able to obtain required CONs or other prior approvals, we will not be able to acquire, operate, replace or expand our facilities or expand the breadth of services we offer. Furthermore, if a CON or other prior approval upon which we relied to invest in construction of a replacement or expanded facility were to be revoked or lost through an appeal process, we may not be able to recover the value of our investment.

State efforts to regulate the sale of hospitals operated by municipal or not-for-profit entities could prevent us from acquiring these types of hospitals.

Many states have adopted legislation regarding the sale or other disposition of hospitals operated by municipal or not-for-profit entities. In some states that do not have specific legislation, the attorneys general have demonstrated an interest in these transactions under their general obligation to protect the use of charitable assets. These legislative and administrative efforts focus primarily on the appropriate valuation of the assets divested and the use of the proceeds of the sale by the non-profit seller. While these review and, in some instances, approval processes can add additional time to the closing of a hospital acquisition, we have not had any significant difficulties or delays in completing acquisitions. However, future state actions could delay or even prevent our ability to acquire hospitals once we return to our acquisition strategy.

If we are unable to effectively compete for patients, local residents could use other hospitals and healthcare providers.

The healthcare industry is highly competitive among hospitals and other healthcare providers for patients, affiliations with physicians and acquisitions. However, the majority of our hospitals are located in non-urban service areas where we believe we are the sole provider of general acute care health services. As a result, the most significant competition our hospitals face comes from hospitals outside of our primary service areas, typically hospitals in urban areas that provide more complex services. Patients in our primary service areas may travel to other hospitals because of physician referrals or their need for services we do not offer, among other reasons. Patients who receive services from these other hospitals may subsequently shift their preferences to those hospitals for the services we provide. Other healthcare providers, including outpatient surgery, orthopedic, oncology and diagnostic centers, also compete for patients. Our hospitals, our competitors, and other healthcare industry participants are increasingly implementing physician alignment strategies, such as acquiring physician practice groups, employing physicians and participating in ACOs or other clinical integration models, which may impact our competitive position. In addition, increasing consolidation within the payor industry, vertical integration efforts involving payors and healthcare providers, and cost-reduction strategies by large employer groups and their affiliates may impact our ability to contract with payors on favorable terms and otherwise affect our competitive position.

At December 31, 2017, 56 of our hospitals competed with more than one other hospital in their respective primary service areas. In most markets in which we are not the sole provider of general acute care health services, our primary competitor is a municipal or not-for-profit hospital. These hospitals are owned by tax-supported governmental agencies or not-for-profit entities supported by endowments and charitable contributions. They do not pay income or property taxes, and can make capital expenditures without paying sales tax. These financial advantages may better position these hospitals to maintain more modern and technologically upgraded facilities and equipment and offer services more specialized than those available at our hospitals. If our competitors are better able to attract patients with these offerings, we may experience an overall decline in patient volume.

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

We have a participation agreement with HealthTrust, a GPO. The current term of this agreement expires in January 2019, with automatic renewal terms of one year unless either party terminates by giving notice of non-renewal. GPOs attempt to obtain favorable pricing on medical supplies with manufacturers and vendors, sometimes by negotiating exclusive supply arrangements in exchange for discounts. To the extent these exclusive supply arrangements are challenged or deemed unenforceable, we could incur higher costs for our medical supplies obtained through HealthTrust. Further, costs of supplies and drugs may continue to increase due to market pressure from pharmaceutical companies and new product releases. Higher costs could continue to adversely impact our operating results. Also, there can be no assurance that our arrangement with HealthTrust will provide the discounts we expect to achieve.

If the fair value of our reporting units declines, a material non-cash charge to earnings from impairment of our goodwill could result.

At December 31, 2017, we had approximately $4.7 billion of goodwill. We expect to recover the carrying value of this goodwill through our future cash flows. On an ongoing basis, under U.S. GAAP, we evaluate, based on the fair value of our reporting units, whether the carrying value of our goodwill is impaired when events or changes in circumstances indicate that such carrying value may not be recoverable. U.S. GAAP requires us to test goodwill for impairment at least annually.

During the three months ended December 31, 2017, in connection with the preparation of the financial statements included in this Form 10-K, we identified certain indicators of impairment and performed an interim goodwill impairment evaluation as of November 30, 2017. Those indicators were primarily a further decline in our market capitalization and fair value of our long-term debt during November 2017. We performed an estimated calculation of fair value in step one of the impairment test, which indicated that the carrying value of our hospital operations reporting unit exceeded its fair value. As further discussed in the footnotes to the consolidated financial statements, during the three months ended December 31, 2017 we early adopted the accounting guidance in ASU 2017-04, which eliminates the step two calculation to determine the implied value of goodwill, and instead requires an impairment of goodwill equal to the difference between the carrying value and estimated fair value of the reporting unit determined in step one. As a result of this evaluation and the early adoption of ASU 2017-04, we recorded a non-cash impairment charge of $1.419 billion to goodwill during the three months ended December 31, 2017.

In addition, during the three months ended June 30, 2016, we identified certain indicators of impairment requiring an interim goodwill impairment evaluation. Those indicators were primarily the decline in our market capitalization and fair value of long-term debt during the three months ended June 30, 2016, and a decline in our projected future earnings. We performed an estimated calculation of fair value in step one of the impairment test at June 30, 2016, which indicated that the carrying value of our hospital operations reporting unit exceeded its fair value, which calculation was updated during the three months ended September 30, 2016. In addition, a step two calculation was performed to determine the implied value of goodwill in a hypothetical purchase price allocation. Based on these analyses, we recorded a non-cash impairment charge of $1.395 billion to goodwill during the year ended December 31, 2016 based on the fair value and resulting implied goodwill at that time.

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

Our operations are capital intensive and require significant investment in long-lived assets, such as property, equipment and other long-lived intangible assets, including capitalized internal-use software. If one of our facilities experiences declining operating results or is adversely impacted by one or more of these risk factors, we may not be able to recover the carrying value of those assets through our future operating cash flows. On an ongoing basis, we evaluate whether changes in future undiscounted cash flows reflect an impairment in the fair value of our long-lived assets. Additionally, as we continue to rationalize our portfolio of hospitals, we evaluate whether a hospital or a group of hospitals is impaired based on an analysis of the selling price from a definitive agreement compared to the carrying value of the net assets being sold. If the carrying value of our long-lived assets is impaired, we may incur a material non-cash charge to earnings.

We are unable to predict the ultimate impact of health reform initiatives, including the Affordable Care Act, and our business may be adversely affected if the Affordable Care Act is repealed entirely or if provisions benefitting our operations are significantly modified.

In recent years, the U.S. Congress and certain state legislatures have introduced and passed a large number of proposals and legislation designed to make major changes in the healthcare system, including changes intended to increase access to health insurance. The most prominent of these efforts, the Affordable Care Act, affects how healthcare services are covered, delivered, and reimbursed. The Affordable Care Act mandates that substantially all U.S. citizens maintain health insurance coverage, expands health insurance coverage through a combination of public program expansion and private sector health insurance reforms, reduces Medicare reimbursement to hospitals, and promotes value-based purchasing. However, in December 2017, tax reform legislation was enacted that eliminates the financial penalty for individuals that fail to maintain insurance coverage associated with the individual mandate, effective January 2019. We are unable to determine the impact of this change, but it could have an adverse effect on us.

Further, efforts by the presidential administration and certain members of Congress to repeal or make significant changes to the Affordable Care Act, its implementation and/or its interpretation have cast considerable uncertainty on the future of the law. For example, a presidential executive order has been signed that directs agencies to minimize “economic and regulatory burdens” of the Affordable Care Act. In addition, CMS administrators have indicated that they intend to grant states additional flexibility in the administration of state Medicaid programs, including by expanding the scope of waivers under which states may impose different eligibility or enrollment restrictions or otherwise implement programs that vary from federal standards. There is uncertainty regarding whether, when, and how the Affordable Care Act will be further changed, what alternative provisions, if any, will be enacted, the timing of enactment and implementation of alternative provisions, the impact of alternative provisions on providers as well as other healthcare industry participants, and how the law will be interpreted and implemented. Changes by Congress or government agencies could eliminate or alter provisions beneficial to us while leaving in place provisions reducing our reimbursement. Government efforts to repeal or change the Affordable Care Act or implement other reform initiatives may have an adverse effect on our business, results of operations, cash flow, capital resources and liquidity. Other industry participants, such as private payors and large employer groups and their affiliates, may also introduce financial or delivery system reforms. We are unable to predict the nature and success of such initiatives.

If reimbursement rates paid by federal or state healthcare programs or commercial payors are reduced, if we are unable to maintain favorable contract terms with payors or comply with our payor contract obligations, if insured individuals move to insurance plans with greater coverage exclusions or narrower networks, or if insurance coverage is otherwise restricted or reduced, our net operating revenues may decline.

In 2017, 33.1% of our operating revenues, net of contractual allowances and discounts (but before the provision for bad debts), came from the Medicare and Medicaid programs. However, as federal healthcare expenditures continue to increase and state governments continue to face budgetary shortfalls, federal and state governments have made, and continue to make, significant changes in the Medicare and Medicaid programs. These changes include reductions in reimbursement levels and to supplemental payment programs, like disproportionate share hospital programs, as well as new or modified demonstration projects authorized pursuant to Medicaid waivers. Some of these changes have decreased, or could decrease, the amount of money we receive for our services relating to these programs.

In addition, government and commercial payors as well as other third parties from whom we receive payment for our services attempt to control healthcare costs by, for example, requiring hospitals to discount payments for their services in exchange for exclusive or preferred participation in their benefit plans, restricting coverage through utilization review, reducing coverage of inpatient services and shifting care to outpatient settings, requiring prior authorizations, and implementing alternative payment models. The ability of commercial payors to control healthcare costs using these measures may be enhanced by the increasing consolidation of insurance and managed care companies and vertical integration of health insurers with healthcare providers.

In 2017, 54.3% of our operating revenues, net of contractual allowances and discounts (but before the provision for bad debts), came from commercial payors. Our contracts with payors require us to comply with a number of terms related to the provision of services and billing for services. If we are unable to negotiate increased reimbursement rates, maintain existing rates or other favorable contract terms, effectively respond to payor cost controls or comply with the terms of our payor contracts, the payments we receive for our services may be reduced or we may be involved in disputes with payors and experience payment denials, both prospectively and retroactively. In addition, individuals have been increasingly enrolling in high-deductible health plans, which tend to have lower reimbursement rates for providers along with higher co-pays and deductibles due from the patient in comparison to traditional health plans. These plans, sometimes referred to as consumer-directed plans, may even exclude our hospitals and employed physicians from coverage.

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

We may be adversely affected by consolidation among health insurers and other industry participants.

In recent years, a number of health insurers have merged or increased efforts to consolidate with other non-governmental payors. Insurers are also increasingly pursuing alignment initiatives with healthcare providers.

Consolidation within the health insurance industry may result in insurers having increased negotiating leverage and competitive advantages, such as greater access to performance and pricing data. Our ability to negotiate prices and favorable terms with health insurers in certain markets could be affected negatively as a result of this consolidation. Also, the shift toward value-based payment models could be accelerated if larger insurers, including those engaging in consolidation activities, find these models to be financially beneficial. We cannot predict whether we will be able to negotiate favorable terms with payors and otherwise respond effectively to the impact of increased consolidation in the payor industry or vertical integration efforts.

If we fail to comply with extensive laws and government regulations, including fraud and abuse laws, we could suffer penalties or be required to make significant changes to our operations.

The healthcare industry is governed by laws and regulations at the federal, state and local government levels. These laws and regulations include standards addressing, among other issues, the adequacy of medical care, equipment, personnel, operating policies and procedures; billing and coding for services; properly handling overpayments; classification of levels of care provided; preparing and filing of cost reports; relationships with referral sources and referral recipients; maintenance of adequate records; compliance with building codes; environmental protection; privacy and security; debt collection; and communications with patients and consumers. Examples of these laws include, but are not limited to, HIPAA, the Stark Law, the federal anti-kickback statute, the FCA, the Emergency Medical Treatment and Active Labor Act and similar state laws. If we fail to comply with applicable laws and regulations we could suffer civil sanctions and criminal penalties, including the loss of our operating licenses and our ability to participate in the Medicare, Medicaid and other federal and state healthcare programs.

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

Certain changes in federal tax laws could have an adverse effect on our business, cash flow, results of operations and financial position.

On December 22, 2017, the federal government passed comprehensive Federal tax reform through the enactment of the Tax Cuts and Jobs Act of 2017, or the Tax Act. The Tax Act makes changes to the corporate tax rate and business-related deductions, among others, that will generally be effective for taxable years beginning after December 31, 2017. These changes could have an adverse impact on the value of our deferred tax assets, which would result in significant charges in the current or future taxable years and increase our future tax expense. We are continuing to evaluate the Tax Act and its requirements, as well as its application to our business and its impact on our effective tax rate. At this stage, it is unclear how many states will incorporate these federal law changes, or portions thereof, into their tax codes. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, the SEC issued Staff Accounting Bulletin No. 118, which provides registrants a measurement period to report the impact of the Tax Act. To the extent we were able to determine a reasonable estimate of the effects of the Tax Act, we recorded provisional amounts in our financial statements for the year ended December 31, 2017. As we complete our analysis of the Tax Act, collect and prepare necessary data, and interpret any additional guidance from standard-setting bodies, we may make adjustments to provisional amounts that we have recorded that may materially impact our provision for income taxes in the period in which the adjustments are made.

We could be subject to substantial uninsured liabilities or increased insurance costs as a result of significant legal actions.

Physicians, hospitals and other healthcare providers have become subject to an increasing number of legal actions alleging malpractice, product liability, or related legal theories. Even in states that have imposed caps on damages, litigants are seeking recoveries under new theories of liability that might not be subject to the caps on damages. Many of these actions involve large claims and significant defense costs. To protect us from the cost of these claims, we maintain claims made professional malpractice liability insurance and general liability insurance coverage in excess of those amounts for which we are self-insured. This insurance coverage is in amounts that we believe to be sufficient for our operations; however, our insurance coverage may not continue to be available at a reasonable cost for us to maintain adequate levels of insurance. Additionally, our insurance coverage does not cover all claims against us, such as fines, penalties, or other damage and legal expense payments resulting from qui tam lawsuits. We cannot predict the outcome of current or future legal actions against us or the effect that judgments or settlements in such matters may have on us or on our insurance costs. Additionally, all professional and general liability insurance we purchase is subject to policy limitations. If the aggregate limit of any of our professional and general liability policies is exhausted, in whole or in part, it could deplete or reduce the limits available to pay any other material claims applicable to that policy period. Furthermore, one or more of our insurance carriers could become insolvent and unable to fulfill its or their obligations to defend, pay or reimburse us when those obligations become due. In that case, or if payments of claims exceed our estimates or are not covered by our insurance, it could have an adverse effect on our business, financial condition or results of operations.

We could be subject to increased monetary penalties and/or other sanctions, including exclusion from federal healthcare programs, if we fail to comply with the terms of the Corporate Integrity Agreement.

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

If we experience growth in self-pay volume and revenues or if we experience deterioration in the collectability of patient responsibility accounts, our financial condition or results of operations could be adversely affected.

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

Efforts to repeal or revise the Affordable Care Act have cast considerable uncertainty on the future of the law and its effects on the size of the uninsured population. For example, as part of the Tax Act adopted in 2017, Congress eliminated, effective January 1, 2019, the financial penalty associated with the Affordable Care Act’s mandate that individuals enroll in an insurance plan, which may impact the number of individuals who elect to purchase health insurance. In addition, the number and identity of states that choose to expand or otherwise modify Medicaid programs, and the terms of those changes, continues to evolve. These variables, among others, make it difficult to predict the number of uninsured individuals and what percentage of our total revenue will be comprised of self-pay revenues.

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

Many of the non-urban communities in which we operate continue to face challenging economic conditions, including higher levels of unemployment than other regions of the United States. In addition, the economies in the non-urban communities in which our hospitals primarily operate are often dependent on a small number of large employers, especially manufacturing or similar facilities. These employers often provide income and health insurance for a disproportionately large number of community residents who may depend on our hospitals for care. The failure of one or more large employers, or the closure or substantial reduction in the number of individuals employed at manufacturing or other facilities located in or near many of the non-urban communities in which our hospitals primarily operate, could cause affected employees to move elsewhere for employment or lose insurance coverage that was otherwise available to them. When patients are experiencing personal financial difficulties or have concerns about general economic conditions, they may:

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

If our adoption and utilization of electronic health record systems fails to satisfy HHS standards, our consolidated results of operations could be adversely affected.

Under the Health Information Technology for Economic and Clinical Health Act, or HITECH, and other laws, HHS has established Medicare and Medicaid incentive programs to encourage hospitals and healthcare professionals to adopt EHR technology. Eligible hospitals can receive Medicaid incentive payments for their adoption and meaningful use of certified EHR technology; Medicare incentive payments are no longer available. Eligible hospitals that fail to demonstrate meaningful use of certified EHR technology and have not applied and qualified for a hardship exception are subject to reduced reimbursement from Medicare. Eligible healthcare professionals are also subject to positive or negative payment adjustments based, in part, on their use of EHR technology. Thus, if our hospitals and employed professionals are unable to properly adopt, maintain, and utilize certified EHR systems, we will not be eligible to receive incentive payments (to the extent incentive payments remain available), and we could be subject to penalties and lawsuits that may have an adverse effect on our consolidated financial position and consolidated results of operations.

Our operations could be significantly impacted by interruptions or restrictions in access to our information systems.

Our operations depend heavily on effective information systems to process clinical, operational and financial information. Information systems require an ongoing commitment of significant resources to maintain and enhance existing systems and to develop new systems in order to keep pace with continual changes in information technology. We also sometimes rely on third-party providers of financial, clinical, patient accounting and network information services and, as a result, we face operational challenges in maintaining multiple provider platforms and facilitating the interface of such systems with one another. We rely on these third-party providers to have appropriate controls to protect confidential information. We do not control the information systems of third-party providers, and in some cases we may have difficulty accessing information archived on third-party systems.

Our networks and information systems are also subject to disruption due to events such as a major earthquake, fire, telecommunications failure, ransomware or terrorist attacks or other catastrophic events. If the information systems on which we rely fail or are interrupted or if our access to these systems is limited in the future, it could have an adverse effect on our business, financial condition or results of operations.

A cyber-attack or security breach could result in the compromise of our facilities, confidential data or critical data systems and give rise to potential harm to patients, remediation and other expenses, expose us to liability under HIPAA, consumer protection laws, common law or other theories, subject us to litigation and federal and state governmental inquiries, damage our reputation, and otherwise be disruptive to our business.

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

In spite of our security measures, there can be no assurance that we will not be subject to additional cyber-attacks or security breaches in the future. Such attacks or breaches could impact the integrity, availability or privacy of protected health information or other data subject to privacy laws or disrupt our information technology systems, devices or business, including our ability to provide various healthcare services. Additionally, growing cyber-security threats related to the use of ransomware and other malicious software threaten the access and utilization of critical information technology and data. As a result, cybersecurity and the continued development and enhancement of our controls, process and practices designed to protect our information systems from attack, damage or unauthorized access remain a priority for us. Our ability to recover from a ransomware or other cyber-attack is dependent on these practices, including successful backup systems and other recovery procedures. As cyber-threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. If we are subject to cyber-attacks or security breaches in the future, this could result in harm to patients; business interruptions and delays; the loss, misappropriation, corruption or unauthorized access of data; litigation and potential liability under privacy, security and consumer protection laws or other applicable laws; reputational damage and federal and state governmental inquiries, any of which could have an adverse effect on our business, financial condition or results of operations.

A pandemic, epidemic or outbreak of an infectious disease in the markets in which we operate or that otherwise impacts our facilities could adversely impact our business.

If a pandemic, epidemic, outbreak of an infectious disease or other public health crisis were to affect our markets, our business could be adversely affected. Such a crisis could diminish the public trust in healthcare facilities, especially hospitals that fail to accurately or timely diagnose, or that are treating (or have treated) patients affected by contagious diseases. If any of our facilities were involved in treating patients for such a contagious disease, other patients might cancel elective procedures or fail to seek needed care at our facilities. Further, a pandemic might adversely impact our business by causing a temporary shutdown or diversion of patients, by disrupting or delaying production and delivery of materials and products in the supply chain or by causing staffing shortages in our facilities. Although we have disaster plans in place and operate pursuant to infectious disease protocols, the potential impact of a pandemic, epidemic or outbreak of an infectious disease with respect to our markets or our facilities is difficult to predict and could adversely impact our business.

Our performance depends on our ability to recruit and retain quality physicians.

The success of our healthcare facilities depends in part on the number and quality of the physicians on the medical staffs of our healthcare facilities, our ability to employ quality physicians, the admitting and utilization practices of employed and independent physicians, maintaining good relations with those physicians and controlling costs related to the employment of physicians. Although we employ some physicians, physicians are often not employees at our healthcare facilities at which they practice. In many of the markets we serve, many physicians have admitting privileges at other healthcare facilities in addition to our healthcare facilities. Such physicians may terminate their affiliation with or employment by our healthcare facilities at any time. In addition, we may face increased challenges in this area as the physician population reaches retirement age, especially if there is a shortage of physicians willing and able to provide comparable services. Moreover, if we are unable to provide adequate support personnel or technologically advanced equipment and facilities that meet the needs of those physicians and their patients, they may be discouraged from referring patients to our facilities, admissions may decrease and our operating performance may decline.

Our labor costs could be adversely affected by competition for staffing, the shortage of experienced nurses and labor union activity.

In addition to our physicians, the operations of our healthcare facilities are dependent on the efforts, abilities and experience of our management and medical support personnel, such as nurses, pharmacists and lab technicians. We compete with other healthcare providers in recruiting and retaining qualified management and support personnel responsible for the daily operations of our healthcare facilities, including nurses and other non-physician healthcare professionals. In some markets, the availability of nurses and other medical support personnel has been a significant operating issue to healthcare providers. We may be required to continue to enhance wages and benefits to recruit and retain nurses and other medical support personnel or to hire more expensive temporary or contract personnel. In addition, the states in which we operate could adopt mandatory nurse-staffing ratios or could reduce mandatory nurse-staffing ratios already in place. State-mandated nurse-staffing ratios could significantly affect labor costs and have an adverse impact on revenues if we are required to limit admissions in order to meet the required ratios.

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

HHS has indicated that it is particularly focused on tying Medicare payments to quality or value through alternative payment models, which generally aim to make providers attentive to the quality and cost of care they deliver to patients. Examples of alternative payment models include ACOs and bundled payment arrangements. Generally, participation in bundled payment programs is voluntary, but CMS requires hospitals located in certain geographic areas to participate in programs for specified orthopedic procedures. CMS has indicated that it is developing more bundled payment models, although it is unclear whether these and other alternative payment models will successfully coordinate care and reduce costs or whether they will decrease aggregate reimbursement. Several of the nation’s largest commercial payors have also expressed an intent to increase reliance on value-based reimbursement arrangements. Further, many large commercial payors require hospitals to report quality data, and several commercial payors do not reimburse hospitals for certain preventable adverse events.

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

Our revenues are particularly sensitive to regulatory and economic changes in states in which we generate a significant portion of our revenues, including Florida, Pennsylvania, Texas, Indiana and Tennessee. Accordingly, any change in the current demographic, economic, competitive or regulatory conditions in these states could have an adverse effect on our business, financial condition or results of operations. Changes to the Medicaid programs in these states could also have an adverse effect on our business, financial condition, results of operations or cash flows. In December 2017, CMS announced that it will phase out federal matching funds for Designated State Health Programs under waivers granted pursuant to section 1115 of the Social Security Act. Currently the Texas Healthcare Transformation and Quality Improvement Program, or the Texas Waiver Program, which provides funding for uncompensated care and delivery system reform initiatives, is operated under such a waiver. In December 2017, CMS approved an extension of this waiver through September 30, 2022. In addition, effective October 1, 2019, CMS will require Texas to revise the disbursement methodology for uncompensated care pool funding to align with federal policies. Texas will not receive any federal financial participation for uncompensated care pool payments for the demonstration years after October 1, 2019, until CMS approves an Uncompensated Care Protocol Addendum. We cannot predict whether the Texas Waiver Program will be further extended or changed or guarantee that revenues recognized from the program will not decrease.

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

For each of our hospitals owned or leased as of December 31, 2017, the following table shows its location, the date of its acquisition or lease inception and the number of licensed beds:

Hospital	City	Licensed Beds(1)	Date of Acquisition/Lease Inception	Ownership Type
Alabama
South Baldwin Regional Medical Center	Foley	112	June, 2000	Leased
Grandview Medical Center	Birmingham	372	July, 2007	Owned
Flowers Hospital	Dothan	235	July, 2007	Owned
Medical Center Enterprise	Enterprise	131	July, 2007	Owned
Gadsden Regional Medical Center	Gadsden	346	July, 2007	Owned
Crestwood Medical Center	Huntsville	180	July, 2007	Owned

Alaska
Mat-Su Regional Medical Center	Palmer	74	July, 2007	Owned

Arizona
Western Arizona Regional Medical Center	Bullhead City	139	July, 2000	Owned
Northwest Medical Center	Tucson	300	July, 2007	Owned
Oro Valley Hospital	Oro Valley	146	July, 2007	Owned

Arkansas
Northwest Health System
Northwest Medical Center - Bentonville	Bentonville	128	July, 2007	Owned
Northwest Medical Center - Springdale	Springdale	222	July, 2007	Owned
Willow Creek Women’s Hospital	Johnson	64	July, 2007	Owned
Northwest Health Physician’s Specialty Hospital	Fayetteville	20	April, 2016	Leased
Siloam Springs Regional Hospital	Siloam Springs	73	February, 2009	Owned
Medical Center of South Arkansas	El Dorado	166	April, 2009	Leased

Sparks Regional Medical Center	Fort Smith	492	January, 2014	Owned
Sparks Medical Center - Van Buren	Van Buren	103	January, 2014	Leased

Florida
Lake Wales Medical Center	Lake Wales	160	December, 2002	Owned
North Okaloosa Medical Center	Crestview	110	March, 1996	Owned
Bayfront Health Brooksville	Brooksville	120	January, 2014	Leased
Bayfront Health Dade City	Dade City	120	January, 2014	Owned
Bayfront Health Port Charlotte	Port Charlotte	254	January, 2014	Owned
Bayfront Health Punta Gorda	Punta Gorda	208	January, 2014	Owned
Bayfront Health St. Petersburg	St. Petersburg	480	January, 2014	Leased
Bayfront Health Spring Hill	Spring Hill	124	January, 2014	Leased
Heart of Florida Regional Medical Center	Davenport	193	January, 2014	Owned
Lower Keys Medical Center	Key West	167	January, 2014	Leased
Physicians Regional Healthcare System - Collier	Naples	100	January, 2014	Owned
Physicians Regional Healthcare System - Pine Ridge	Naples	101	January, 2014	Owned
Santa Rosa Medical Center	Milton	129	January, 2014	Leased
Seven Rivers Regional Medical Center	Crystal River	128	January, 2014	Owned
Shands Lake Shore Regional Medical Center	Lake City	99	January, 2014	Leased
Shands Live Oak Regional Medical Center	Live Oak	25	January, 2014	Owned
Shands Starke Regional Medical Center	Starke	49	January, 2014	Owned
St. Cloud Regional Medical Center	St. Cloud	84	January, 2014	Owned

Hospital	City	Licensed Beds(1)	Date of Acquisition/Lease Inception	Ownership Type
Venice Regional Bayfront Health	Venice	312	January, 2014	Owned
Munroe Regional Medical Center	Ocala	421	April, 2014	Leased

Georgia
East Georgia Regional Medical Center	Statesboro	149	January, 2014	Owned

Indiana
Porter Hospital	Valparaiso	301	May, 2007	Owned
Lutheran Health Network
Bluffton Regional Medical Center	Bluffton	79	July, 2007	Owned
Dupont Hospital	Fort Wayne	131	July, 2007	Owned
Lutheran Hospital	Fort Wayne	396	July, 2007	Owned
Lutheran Musculoskeletal Center	Fort Wayne	39	July, 2007	Owned
Lutheran Rehabilitation Hospital (rehabilitation)	Fort Wayne	36	July, 2007	Owned
St. Joseph’s Hospital	Fort Wayne	191	July, 2007	Owned
Dukes Memorial Hospital	Peru	25	July, 2007	Owned
Kosciusko Community Hospital	Warsaw	72	July, 2007	Owned
La Porte Hospital	La Porte	227	March, 2016	Owned
Starke Hospital	Knox	53	March, 2016	Leased

Louisiana
Byrd Regional Hospital	Leesville	60	October, 1994	Owned
Northern Louisiana Medical Center	Ruston	165	April, 2007	Owned

Mississippi
Merit Health Wesley	Hattiesburg	211	July, 2007	Owned
Merit Health River Region	Vicksburg	361	July, 2007	Owned
Merit Health Biloxi	Biloxi	198	January, 2014	Leased
Merit Health Central	Jackson	319	January, 2014	Leased
Merit Health Rankin	Brandon	134	January, 2014	Leased
Merit Health Madison	Canton	67	January, 2014	Owned
Merit Health River Oaks	Flowood	160	January, 2014	Owned
Merit Health Woman’s Hospital	Flowood	109	January, 2014	Owned
Merit Health Natchez	Natchez	179	October, 2014	Owned

Missouri
Moberly Regional Medical Center	Moberly	100	November, 1993	Owned
Northeast Regional Medical Center	Kirksville	93	December, 2000	Leased
Poplar Bluff Regional Medical Center	Poplar Bluff	440	January, 2014	Owned
Twin Rivers Regional Medical Center	Kennett	116	January, 2014	Owned

New Jersey
Memorial Hospital of Salem County (2)	Salem	126	September, 2002	Owned

New Mexico
Eastern New Mexico Medical Center	Roswell	162	April, 1998	Owned
Carlsbad Medical Center	Carlsbad	115	July, 2007	Owned
Lea Regional Medical Center	Hobbs	202	July, 2007	Owned
Mountain View Regional Medical Center	Las Cruces	168	July, 2007	Owned

Hospital	City	Licensed Beds(1)	Date of Acquisition/Lease Inception	Ownership Type
North Carolina
Lake Norman Regional Medical Center	Mooresville	123	January, 2014	Owned
Davis Regional Medical Center	Statesville	130	January, 2014	Owned

Oklahoma
AllianceHealth Ponca City	Ponca City	140	May, 2006	Owned
AllianceHealth Deaconess	Oklahoma City	238	July, 2007	Owned
AllianceHealth Woodward	Woodward	87	July, 2007	Leased
AllianceHealth Clinton	Clinton	56	January, 2014	Leased
AllianceHealth Madill	Madill	25	January, 2014	Leased
AllianceHealth Durant	Durant	148	January, 2014	Owned
AllianceHealth Midwest	Midwest City	255	January, 2014	Leased
AllianceHealth Seminole	Seminole	32	January, 2014	Leased

Pennsylvania
Commonwealth Health Network
Berwick Hospital	Berwick	101	March, 1999	Owned
Wilkes-Barre General Hospital	Wilkes-Barre	412	April, 2009	Owned
First Hospital Wyoming Valley (psychiatric)	Wilkes-Barre	193	April, 2009	Owned
Regional Hospital of Scranton	Scranton	186	May, 2011	Owned
Tyler Memorial Hospital	Tunkhannock	44	May, 2011	Owned
Moses Taylor Hospital	Scranton	213	January, 2012	Owned

South Carolina
Springs Memorial Hospital	Lancaster	225	November, 1994	Owned
Mary Black Memorial Hospital	Spartanburg	207	July, 2007	Owned
Carolinas Hospital System	Florence	396	July, 2007	Owned
Carolinas Hospital System - Marion	Mullins	124	July, 2010	Owned
Chester Regional Medical Center	Chester	82	January, 2014	Leased
Mary Black Health System - Gaffney	Gaffney	125	November, 2014	Owned

Tennessee
Tennova - Lakeway Regional Hospital	Morristown	135	May, 1993	Owned
Tennova - Regional Jackson	Jackson	150	January, 2003	Owned
Tennova - Dyersburg Regional	Dyersburg	225	January, 2003	Owned
Tennova - Volunteer Martin	Martin	100	January, 2003	Owned
Tennova Healthcare - Shelbyville	Shelbyville	60	July, 2005	Owned
Tennova Healthcare - Cleveland	Cleveland	351	October, 2005	Owned
Tennova Healthcare - Clarksville	Clarksville	270	July, 2007	Owned
Tennova Healthcare - Harton	Tullahoma	135	January, 2014	Owned
Tennova Healthcare - Jamestown	Jamestown	85	January, 2014	Owned
Tennova - Jefferson Memorial Hospital	Jefferson City	58	January, 2014	Leased
Tennova - LaFollette Medical Center	LaFollette	66	January, 2014	Leased
Tennova - Newport Medical Center	Newport	130	January, 2014	Owned
Tennova - North Knoxville Medical Center	Powell	108	January, 2014	Owned
Tennova - Physicians Regional Medical Center	Knoxville	401	January, 2014	Owned
Tennova - Turkey Creek Medical Center	Knoxville	101	January, 2014	Owned
Tennova Healthcare - Lebanon	Lebanon	245	January, 2014	Owned

Hospital	City	Licensed Beds(1)	Date of Acquisition/Lease Inception	Ownership Type
Texas
Hill Regional Hospital	Hillsboro	116	October, 1994	Leased
Lake Granbury Medical Center	Granbury	73	January, 1997	Leased
Laredo Medical Center	Laredo	326	October, 2003	Owned
Abilene Regional Medical Center	Abilene	231	July, 2007	Owned
Brownwood Regional Medical Center	Brownwood	188	July, 2007	Owned
College Station Medical Center	College Station	167	July, 2007	Owned
Navarro Regional Hospital	Corsicana	162	July, 2007	Owned
Longview Regional Medical Center	Longview	224	July, 2007	Owned
Woodland Heights Medical Center	Lufkin	149	July, 2007	Owned
San Angelo Community Medical Center	San Angelo	171	July, 2007	Owned
DeTar Healthcare System	Victoria	304	July, 2007	Owned
Cedar Park Regional Medical Center	Cedar Park	108	December, 2007	Owned

Virginia
Southern Virginia Regional Medical Center	Emporia	80	March, 1999	Owned
Southampton Memorial Hospital	Franklin	105	March, 2000	Owned
Southside Regional Medical Center	Petersburg	300	August, 2003	Owned

West Virginia
Plateau Medical Center	Oak Hill	25	July, 2002	Owned
Greenbrier Valley Medical Center	Ronceverte	122	July, 2007	Owned
Bluefield Regional Medical Center	Bluefield	92	October, 2010	Owned
Williamson Memorial Hospital (2)	Williamson	76	January, 2014	Owned

Total Licensed Beds at December 31, 2017		21,052

Total Hospitals at December 31, 2017		127

(1)	Licensed beds are the number of beds for which the appropriate state agency licenses a facility regardless of whether the beds are actually available for patient use.

(2)	Hospital is included in discontinued operations at December 31, 2017.

The real property of substantially all of our wholly-owned hospitals is also encumbered by mortgages to support obligations under our credit facility and outstanding senior secured notes.

The following table lists the hospitals owned by joint venture entities in which we do not have a consolidating ownership interest, along with our percentage ownership interest in the joint venture entity as of December 31, 2017. Information on licensed beds was provided by the majority owner and manager of each joint venture. A subsidiary of HCA is the majority owner of Macon Healthcare LLC.

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

The following legal proceedings are described in detail because, although they may not be required to be disclosed in this Part I, Item 3 under SEC rules, due to the nature of the business of the Company, we believe that the following discussion of these matters may provide useful information to security holders. This discussion does not include claims and lawsuits covered by medical malpractice, general liability or employment practices insurance and risk retention programs, none of which claims or lawsuits would in any event be required to be disclosed in this Part I, Item 3 under SEC rules. Certain of the matters referenced below are also discussed in Note 17 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this Form 10-K.

Community Health Systems, Inc. Legal Proceedings

Shareholder Litigation

Class Action Shareholder Federal Securities Cases. Three purported class action cases have been filed in the United States District Court for the Middle District of Tennessee; namely, Norfolk County Retirement System v. Community Health Systems, Inc., et al., filed May 9, 2011; De Zheng v. Community Health Systems, Inc., et al., filed May 12, 2011; and Minneapolis Firefighters Relief Association v. Community Health Systems, Inc., et al., filed June 21, 2011. All three seek class certification on behalf of purchasers of our common stock between July 27, 2006 and April 11, 2011 and allege that misleading statements resulted in artificially inflated prices for our common stock. In December 2011, the cases were consolidated for pretrial purposes and NYC Funds and its counsel were selected as lead plaintiffs/lead plaintiffs’ counsel. In lieu of ruling on our motion to dismiss, the court permitted the plaintiffs to file a first amended consolidated class action complaint which was filed on October 5, 2015. Our motion to dismiss was filed on November 4, 2015 and oral argument took place on April 11, 2016. Our motion to dismiss was granted on June 16, 2016 and on June 27, 2016, the plaintiffs filed a notice of appeal to the Sixth Circuit Court of Appeals. The matter was heard on May 3, 2017. On December 13, 2017, the Sixth Circuit reversed the trial court’s dismissal of the case and remanded it to the District Court. We filed a renewed partial motion to dismiss on February 9, 2018. We believe this consolidated matter is without merit and will vigorously defend this case.

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

St. Petersburg, Florida – On September 14, 2017, our hospital in St. Petersburg, Florida received a CID from the United States Department of Justice for information concerning its participation in the Florida Low Income Pool Program. The Low Income Pool Program, or LIP, is a funding pool to support healthcare providers that provide uncompensated care to Florida residents who are uninsured or underinsured. The CID seeks documentation related to agreements between the hospital and Pinellas County. We are cooperating fully with this investigation.

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

Mounce v. CHSPSC, LLC, et al. This case is a purported class action lawsuit filed in the United States District Court for the Western District of Arkansas and served on July 29, 2015, claiming our affiliated Arkansas hospitals violated payor contracts by allegedly improperly asserting hospital liens against third-party tortfeasors and seeking class certifications for any similarly situated plaintiffs at any affiliated Arkansas hospital. The court has certified a class. We believe these claims are without merit and will vigorously defend the case.

Gibson v. Byrd Regional Medical Center. This case is a purported class action lawsuit filed in the 30th Judicial District Court for the State of Louisiana and served on August 3, 2016, claiming our affiliated Leesville, Louisiana hospital violated payor contracts by allegedly improperly asserting hospital liens against third-party tortfeasors and seeking class certifications for any similarly situated plaintiffs. The court has certified a class and denied our motion for summary judgment. We have filed a motion for a new trial with respect to class certification, and that motion is pending. We believe these claims are without merit and will vigorously defend the case.

Morrow v. Community Health Systems, Inc. This case is a purported class action lawsuit filed on July 25, 2016, in the United States District Court, Middle District of Tennessee alleging our affiliated hospital, South Baldwin Regional Medical Center in Foley, AL, violated a payor contract by allegedly improperly asserting a hospital lien against a third-party tortfeasor and allegedly unjustly enriching the hospital. The plaintiff seeks to represent a class of similarly situated individuals at any Company affiliated hospital. Plaintiff moved to amend his complaint on June 26, 2016 to name additional defendants, which the court allowed. On October 17, 2017, the court granted

Community Health Systems, Inc.’s motion to dismiss the complaint on all of the plaintiff’s claims save one. On October 20, 2017, the remaining defendants filed motions to dismiss, which the court granted on December 11, 2017 with respect to all claims save one. All defendants have now filed a motion for summary judgment on the plaintiff’s sole remaining claim, and that motion is pending. We believe the claim is without merit and will vigorously defend the case.

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

Certain Legal Proceedings Related to HMA

Medicare/Medicaid Billing Lawsuits

Beginning during the week of December 16, 2013 eleven qui tam lawsuits filed by private individuals against HMA were unsealed in various United States district courts. The United States has elected to intervene in all or part of eight of these matters; namely U.S. ex rel. Craig Brummer v. Health Management Associates, Inc. et al. (Middle District Georgia) (“Brummer”); U.S. ex rel. Ralph D. Williams v. Health Management Associates, Inc. et al. (Middle District Georgia) (“Williams”); U.S. ex rel. Scott H. Plantz, M.D. et al. v. Health Management Associates, Inc., et al. (Northern District Illinois) (“Plantz”); U.S. ex rel. Thomas L. Mason, M.D. et al. v. Health Management Associates, Inc. et al. (Western District North Carolina) (“Mason”); U.S. ex rel. Jacqueline Meyer, et al. v. Health Management Associates, Inc., Gary Newsome et al. (“Jacqueline Meyer”) (District of South Carolina); U.S. ex rel. George Miller, et al. v. Health Management Associates, Inc. (Eastern District of Pennsylvania) (“Miller”); U.S. ex rel. Bradley Nurkin v. Health Management Associates, Inc. et al. (Middle District of Florida) (“Nurkin”); and U.S. ex rel. Paul Meyer v. Health Management Associates, Inc. et al. (Southern District Florida) (“Paul Meyer”). The United States has elected to intervene with respect to allegations in these cases that certain HMA hospitals inappropriately admitted patients and then submitted reimbursement claims for treating those individuals to federal healthcare programs in violation of the False Claims Act or that certain HMA hospitals had inappropriate financial relationships with physicians which violated the Stark law, the Anti-Kickback Statute, and the False Claims Act. Certain of these complaints also allege the same actions violated various state laws which prohibit false claims. The United States has declined to intervene in three of the eleven matters, namely U.S. ex rel. Anita France, et al. v. Health Management Associates, Inc. (Middle District Florida) (“France”) which involved allegations of wrongful billing and was settled; U.S. ex rel. Sandra Simmons v. Health Management Associates, Inc. et al. (Eastern District Oklahoma) (“Simmons”) which alleges unnecessary surgery by an employed physician and which was settled as to all allegations except alleged wrongful termination; and U.S. ex rel. David Napoliello, M.D. v. Health Management Associates, Inc. (Middle District Florida) (“Napoliello”) which alleges inappropriate admissions. On April 3, 2014, the Multi District Litigation Panel ordered the transfer and consolidation for pretrial proceedings of the eight intervened cases, plus the Napoliello matter, to the District of the District of Columbia under the name In Re: Health Management Associates, Inc. Qui Tam Litigation. On June 2, 2014, the court entered a stay of this matter until October 6, 2014, which was subsequently extended until February 27, 2015, May 27, 2015, September 25, 2015, January 25, 2016, May 25, 2016, September 26, 2016, December 27, 2016, April 27, 2017, August 28, 2017, December 18, 2017 and now until March 19, 2018. We intend to defend against the allegations in these matters, but have also been cooperating with the government in the ongoing investigation of these allegations. We have been in discussions with the Civil Division of the DOJ regarding the resolution of these matters. During the first quarter of 2015, we were informed the Criminal Division continues to investigate former executive-level employees of HMA and continues to consider whether any HMA entities should be held criminally liable for the acts of the former HMA employees. We are voluntarily cooperating with these inquiries and have not been served with any subpoenas or other legal process.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We completed an initial public offering of our common stock on June 14, 2000. Our common stock began trading on June 9, 2000 and is listed on the New York Stock Exchange under the symbol CYH. As of February 27, 2018, there were approximately 185 record holders of our common stock. The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock as reported by the New York Stock Exchange.

	High	Low
Year Ended December 31, 2016
First Quarter	$27.30	$12.86
Second Quarter	21.38	11.70
Third Quarter	13.59	9.66
Fourth Quarter	11.74	4.15
Year Ended December 31, 2017
First Quarter	$10.11	$5.41
Second Quarter	10.51	8.07
Third Quarter	10.09	6.03
Fourth Quarter	7.89	3.85

Stock Performance Graph

The following graph sets forth the cumulative return of our common stock during the five year period ended December 31, 2017, as compared to the cumulative return of the Standard & Poor’s 500 Stock Index (S&P 500) and the cumulative return of the Dow Jones Healthcare Index. The graph assumes an initial investment of $100 in our common stock and in each of the foregoing indices and the reinvestment of dividends where applicable. The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, future performance of our common stock. The market price of our common stock used to calculate the cumulative return has been adjusted in prior periods for the impact of the April 2016 QHC spin-off and related distribution of QHC common stock to our stockholders.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Community Health Systems, Inc., the S&P 500 Index, and the Dow Jones US Health Care Index

We are a holding company which operates through our subsidiaries. Our Credit Facility and the indentures governing the senior and senior secured notes contain various covenants under which the assets of our subsidiaries are subject to certain restrictions relating to, among other matters, dividends and distributions, as referenced in the paragraph below.

With the exception of a special cash dividend of $0.25 per share paid by us in December 2012, historically, we have not paid any cash dividends. Subject to certain exceptions, our Credit Facility limits the ability of our subsidiaries to pay dividends and make distributions to us, and limits our ability to pay dividends and/or repurchase stock, to an amount not to exceed $200 million in the aggregate plus an additional $25 million in any particular year plus the aggregate amount of proceeds from the exercise of stock options. The indentures governing our senior and senior secured notes also restrict our subsidiaries from, among other matters, paying dividends and making distributions to us, which thereby limits our ability to pay dividends and/or repurchase stock. The non-cash dividend of approximately $713 million recorded during the year ended December 31, 2016 to reflect the distribution of the net assets of QHC was a permitted transaction under our Credit Facility. As of December 31, 2017, under the most restrictive test in these agreements (and subject to certain exceptions), we have approximately $318 million remaining available with which to pay permitted dividends and/or repurchase shares of our stock or our senior and senior secured notes.

On November 6, 2015, we adopted a new open market repurchase program for up to 10,000,000 shares of our common stock, not to exceed $300 million in repurchases. This repurchase program will expire at the earliest of three years from the commencement date, when the maximum number of shares has been repurchased, or when the maximum dollar amount has been expended. During the year ended December 31, 2015, we repurchased and retired 532,188 shares, which is the cumulative number of shares repurchased and retired under this program, at a weighted-average price of $27.31 per share. No shares were repurchased under this program during the years ended December 31, 2017 and 2016.

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

The following table contains information about our purchases of common stock during the three months ended December 31, 2017.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(b)
October 1, 2017 - October 31, 2017	-	$-	-	9,467,812
November 1, 2017 - November 30, 2017	-	-	-	9,467,812
December 1, 2017 - December 31, 2017	-	-	-	9,467,812

Total	-	$-	-	9,467,812

(a)	No shares were withheld by us to satisfy the payment of tax obligations related to the vesting of restricted stock awards.

(b)	On November 9, 2015, we announced the adoption of a new open market repurchase program for up to 10,000,000 shares of our common stock, not to exceed $300 million in repurchases. The new repurchase program will expire on the earlier of November 5, 2018, when the maximum number of shares has been repurchased, or when the maximum dollar amount has been expended. No shares were repurchased under this program during the three months ended December 31, 2017.

Item 6. Selected Financial Data

The following table summarizes specified selected financial data and should be read in conjunction with our related Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements.

Community Health Systems, Inc.

Five Year Summary of Selected Financial Data

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in millions, except share and per share data)
Consolidated Statement of (Loss) Income Data
Net operating revenues	$15,353	$18,438	$19,437	$18,639	$12,819
(Loss) income from operations	(1,878)	(860)	1,337	1,339	917
(Loss) income from continuing operations	(2,384)	(1,611)	295	260	242
Net (loss) income	(2,396)	(1,626)	259	203	217
Net income attributable to noncontrolling interests	63	95	101	111	76
Net (loss) income attributable to Community Health Systems, Inc. stockholders	(2,459)	(1,721)	158	92	141
Basic (loss) earnings per share attributable to Community Health Systems, Inc. common stockholders (1):
Continuing operations	$(21.89)	$(15.41)	$1.69	$1.33	$1.80
Discontinued operations	(0.11)	(0.13)	(0.31)	(0.51)	(0.27)

Net (loss) income	$(22.00)	$(15.54)	$1.38	$0.82	$1.52

Diluted (loss) earnings per share attributable to Community Health Systems, Inc. common stockholders (1):
Continuing operations	$(21.89)	$(15.41)	$1.68	$1.32	$1.77
Discontinued operations	(0.11)	(0.13)	(0.31)	(0.51)	(0.27)

Net (loss) income	$(22.00)	$(15.54)	$1.37	$0.82	$1.51

Weighted-average number of shares outstanding:
Basic	111,769,821	110,730,971	114,454,674	111,579,088	92,633,332
Diluted (2)	111,769,821	110,730,971	115,272,404	112,549,320	93,815,013
Consolidated Balance Sheet Data
Cash and cash equivalents	$563	$238	$184	$509	$373
Total assets	17,450	21,944	26,595	27,118	16,972
Long-term obligations	15,259	16,775	18,847	18,915	11,024
Redeemable noncontrolling interests in equity of consolidated subsidiaries	527	554	571	531	358
Community Health Systems, Inc. stockholders’ (deficit) equity	(767)	1,615	4,019	4,003	3,068
Noncontrolling interests in equity of consolidated subsidiaries	75	113	86	80	64

(1)	Total per share amounts may not add due to rounding.
(2)	See Note 13 to the Consolidated Financial Statements, included in Item 8 of this Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read this discussion together with our Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements and “Selected Financial Data” included elsewhere in this Form 10-K.

Executive Overview

We are one of the largest publicly traded hospital companies in the United States and a leading operator of general acute care hospitals and outpatient facilities in communities across the country. We provide healthcare services through the hospitals that we own and operate and affiliated businesses in non-urban and selected urban markets throughout the United States. We generate revenues by providing a broad range of general and specialized hospital healthcare services and outpatient services to patients in the communities in which we are located. As of December 31, 2017, we owned or leased 125 hospitals included in continuing operations, comprised of 123 general acute care hospitals and two stand-alone rehabilitation or psychiatric hospitals. We also owned or leased two hospitals included in discontinued operations at December 31, 2017. For the hospitals that we own and operate, we are paid for our services by governmental agencies, private insurers and directly by the patients we serve.

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

Additionally, as part of our portfolio rationalization strategy, on April 29, 2016, we completed a spin-off of 38 hospitals and QHR into QHC, and distributed, on a pro rata basis, all of the shares of QHC common stock to our stockholders of record as of April 22, 2016. In recognition of the spin-off, we recorded a non-cash dividend of approximately $713 million during the year ended December 31, 2016, representing the net assets of QHC distributed to our stockholders. Financial and statistical data reported in this Form 10-K include QHC operating results through the spin-off date. Same-store operating results and statistical data exclude information for the hospitals divested in the spin-off of QHC in the year ended December 31, 2016, and for the comparable period in 2015.

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

Completed Divestiture and Acquisition Activity

On April 29, 2016, we sold our unconsolidated minority equity interests in Valley Health System, LLC, a joint venture with UHS representing four hospitals in Las Vegas, Nevada, in which we owned a 27.5% interest, and in Summerlin Hospital Medical Center, LLC, a joint venture with UHS representing one hospital in Las Vegas, Nevada, in which we owned a 26.1% interest. We received $403 million in cash in return for the sale of these equity interests and recognized a gain of approximately $94 million on the sale of our investment during the year ended December 31, 2016.

On December 22, 2016, we completed the sale and leaseback of ten medical office buildings for net proceeds of $159 million to HCP, Inc. The buildings, with a combined total of 756,183 square feet, are located in five states and support a wide array of diagnostic, medical and surgical services in an outpatient setting for the respective nearby hospitals. Because of our continuing involvement in these leased buildings, the transaction does not qualify for sale treatment and the related leases have been recorded as financing obligations in the accompanying consolidated balance sheet.

On December 31, 2016, we sold an 80% majority ownership interest in the home care division to a subsidiary of Almost Family, Inc. for $128 million.

The following table provides a summary of hospitals included in continuing operations that we divested during the year ended December 31, 2017:

Hospital	Buyer	City, State	Licensed Beds	Effective Date
Easton Hospital	Steward Health, Inc.	Easton, PA	196	May 1, 2017
Sharon Regional Health System	Steward Health, Inc.	Sharon, PA	258	May 1, 2017
Northside Medical Center	Steward Health, Inc.	Youngstown, OH	355	May 1, 2017
Trumbull Memorial Hospital	Steward Health, Inc.	Warren, OH	311	May 1, 2017
Hillside Rehabilitation Hospital	Steward Health, Inc.	Warren, OH	69	May 1, 2017
Wuesthoff Health System – Rockledge	Steward Health, Inc.	Rockledge, FL	298	May 1, 2017
Wuesthoff Health System – Melbourne	Steward Health, Inc.	Melbourne, FL	119	May 1, 2017
Sebastian River Medical Center	Steward Health, Inc.	Sebastian, FL	154	May 1, 2017
Stringfellow Memorial Hospital	The Health Care Authority of the City of Anniston	Anniston, AL	125	May 1, 2017
Merit Health Gilmore Memorial	Curae Health, Inc.	Amory, MS	95	May 1, 2017
Merit Health Batesville	Curae Health, Inc.	Batesville, MS	112	May 1, 2017
Lake Area Medical Center	CHRISTUS Health	Lake Charles, LA	88	June 30, 2017
Memorial Hospital of York	PinnacleHealth System	York, PA	100	July 1, 2017
Lancaster Regional Medical Center	PinnacleHealth System	Lancaster, PA	214	July 1, 2017
Heart of Lancaster Regional Medical Center	PinnacleHealth System	Lititz, PA	148	July 1, 2017
Carlisle Regional Medical Center	PinnacleHealth System	Carlisle, PA	165	July 1, 2017
Tomball Regional Medical Center	HCA	Tomball, TX	350	July 1, 2017
South Texas Regional Medical Center	HCA	Jourdanton, TX	67	July 1, 2017
Deaconess Hospital	MultiCare Health System	Spokane, WA	388	July 1, 2017
Valley Hospital	MultiCare Health System	Spokane Valley, WA	123	July 1, 2017
Yakima Regional Medical and Cardiac Center	Regional Health	Yakima, WA	214	September 1, 2017
Toppenish Community Hospital	Regional Health	Toppenish, WA	63	September 1, 2017
Weatherford Regional Medical Center	HCA	Weatherford, TX	103	October 1, 2017
Brandywine Hospital	Reading Health System	Coatesville, PA	169	October 1, 2017
Chestnut Hill Hospital	Reading Health System	Philadelphia, PA	148	October 1, 2017
Jennersville Hospital	Reading Health System	West Grove, PA	63	October 1, 2017
Phoenixville Hospital	Reading Health System	Phoenixville, PA	151	October 1, 2017
Pottstown Memorial Medical Center	Reading Health System	Pottstown, PA	232	October 1, 2017
Highlands Regional Medical Center	HCA	Sebring, FL	126	November 1, 2017
Merit Health Northwest Mississippi	Curae Health, Inc.	Clarksdale, MS	181	November 1, 2017

During 2017, as reflected in the chart above, we completed the divestiture of all of the hospitals out of the previously announced 30 hospitals included in continuing operations which had been subject to definitive agreements or non-binding letters of intent. These 30 hospitals represented annual net operating revenues in 2016 of approximately $3.4 billion, and we received total net proceeds of approximately $1.7 billion in connection with the disposition of these hospitals.

In addition to the divestiture of these 30 hospitals, we continue to receive interest from acquirers for certain of our hospitals. We are pursuing these interests for sale transactions involving hospitals with a combined total of approximately $2.0 billion in annual net operating revenues and combined mid-single digit Adjusted EBITDA margins. These sale transactions are currently in various stages of negotiation with potential buyers to enter into definitive agreements. There can be no assurance that these dispositions will be completed, or if they are completed, the ultimate timing of the completion of these dispositions.

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

Operating results and statistical data for the for the years ended December 31, 2017 and 2016, exclude hospitals still owned and hospitals divested during the year ended December 31, 2017, that have previously been classified as discontinued operations for accounting purposes.

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

During 2017, we paid approximately $6 million to acquire the operating assets and related businesses of certain physician practices, clinics and other ancillary businesses that operate within the communities served by our hospitals.

Overview of Operating Results

Our net operating revenues for the year ended December 31, 2017 decreased $3.0 billion to approximately $15.4 billion compared to approximately $18.4 billion for the year ended December 31, 2016 primarily as a result of our divestitures completed during 2017 and 2016. On a same-store basis, net operating revenues for the year ended December 31, 2017 increased $33 million. Our provision for bad debts increased to $3.0 billion, or 16.6% of operating revenues (before the provision for bad debts) for the year ended December 31, 2017, from $2.8 billion, or 13.3% of operating revenues (before the provision for bad debts) for the year ended December 31, 2016. As required by generally accepted accounting principles, we adopted the new revenue recognition accounting standards in ASU 2014-09 on January 1, 2018. In connection with the adoption of this ASU, during the fourth quarter of 2017, we completed an extensive analysis of our patient revenues and patient accounts receivable and developed new accounting processes and methodologies. This analysis also included an evaluation of patient accounts receivable retained after the divestiture of 30 hospitals throughout 2017, and certain other revenues. Based on the information obtained, the financial results discussed below include a change in estimate recorded by us during the three months and year ended December 31, 2017 related to an increase in contractual allowances and the provision for bad debts of approximately $591 million.

We had a loss from continuing operations of $2.4 billion during the year ended December 31, 2017, compared to loss from continuing operations of $1.6 billion for the year ended December 31, 2016. Loss from continuing operations for the year ended December 31, 2017 included the following:

•	after-tax income of $20 million for government and other legal settlements and related legal expenses,

•	an after-tax charge of $26 million for loss from early extinguishment of debt,

•	an after-tax charge of $32 million for the estimated impact of the Tax Act,

•	an after-tax charge of $1 million related to the costs incurred for the 30 hospital divestitures,

•	an after-tax charge of $1.9 billion related to the impairment of goodwill and long-lived assets based on their estimated fair values,

•	an after-tax charge of $378 million related to the change in estimate for contractual allowances and provision for bad debts,

•	an after-tax charge of $5 million from fair value adjustments on the CVR agreement liability accounted for at fair value related to the HMA legal proceedings, and related legal expenses and

•	an after-tax charge of $9 million related to employee termination benefits and other restructuring charges.

Loss from continuing operations before noncontrolling interests for the year ended December 31, 2016 included the following:

•	an after-tax expense of $10 million for government and other legal settlements and related legal expenses,

•	an after-tax charge of $320 million for the impairment of goodwill and long-lived assets of hospitals sold or held for sale based on their estimated fair values, which was partially offset by after-tax income of $52 million for the gain on the sale of a majority ownership interest in our home care division,

•	an after-tax charge of $11 million related to costs incurred for the spin-off of QHC,

•	an after-tax charge of $19 million for loss from early extinguishment of debt,

•	an after-tax charge of $1 million for costs incurred related to the sale of a majority ownership interest in our home care division,

•	an after-tax charge of $1.5 billion related to the impairment of goodwill and long-lived assets based on their estimated fair values,

•	after-tax income of $4 million from fair value adjustments on the CVR agreement liability accounted for at fair value related to the HMA legal proceedings, and related legal expenses and

•	after-tax income of $60 million for the gain on sale of investments as noted above.

Consolidated inpatient admissions for the year ended December 31, 2017, decreased 13.9%, compared to the year ended December 31, 2016, and consolidated adjusted admissions for the year ended December 31, 2017, decreased 14.5%, compared to the year ended December 31, 2016. Same-store inpatient admissions for the year ended December 31, 2017, decreased 1.9%, compared to the year ended December 31, 2016, and same-store adjusted admissions for the year ended December 31, 2017, decreased 1.7%, compared to the year ended December 31, 2016.

Self-pay revenues represented approximately 12.6% and 12.2% of net operating revenues for the years ended December 31, 2017 and 2016, respectively. The amount of foregone revenue related to providing charity care services as a percentage of net operating revenues was approximately 3.1% and 2.6% for the years ended December 31, 2017 and 2016, respectively. Direct and indirect costs incurred in providing charity care services as a percentage of net operating revenues was approximately 0.4% for both the years ended December 31, 2017 and 2016.

Legislative Overview

The U.S. Congress and certain state legislatures have introduced and passed a large number of proposals and legislation designed to make major changes in the healthcare system, including changes that have increased access to health insurance. The most prominent of these recent efforts, the Affordable Care Act, affects how healthcare services are covered, delivered and reimbursed. It mandates that substantially all U.S. citizens maintain health insurance and increases health insurance coverage through a combination of public program expansion and private sector health insurance reforms.

However, the future of the Affordable Care Act is uncertain. The presidential administration and certain members of Congress have stated their intent to repeal or make significant changes to the Affordable Care Act, its implementation or its interpretation. For example, as part of the tax reform legislation which was enacted in December 2017, Congress eliminated the financial penalty associated with the individual mandate, effective January 1, 2019, which may result in fewer individuals electing to purchase health insurance. In addition, the president signed an executive order directing agencies to relax limits on certain health plans, potentially permitting the sale of short-term health insurance plans and coverage that does not meet the Affordable Care Act’s minimum requirements. Of critical importance to us will be the potential impact of any changes specific to the Medicaid funding and expansion provisions of the Affordable Care Act. We operate hospitals in five of the ten states that experienced the largest reductions in uninsured rates among adult residents between 2013 and 2015. In general, the states with the greatest reductions in the number of uninsured adult residents have expanded Medicaid. A number of states have opted out of the Medicaid coverage expansion provisions, but could ultimately decide to expand their programs at a later date. Of the 19 states in which we operated hospitals that were included in continuing operations as of December 31, 2017, 8 states have taken action to expand their Medicaid programs. At this time, the other 11 states have not, including Florida, Tennessee and Texas, where we operated a significant number of hospitals as of December 31, 2017. Some states use, or have applied to use, waivers granted by CMS to implement expansion, impose different eligibility or enrollment restrictions, or otherwise implement programs that vary from federal standards. CMS administrators have indicated that they are increasing state flexibility in the administration of Medicaid programs. For example, CMS has granted a limited number of state applications for waivers that allow a state to condition Medicaid enrollment on work or other community engagement. Several states have similar applications pending.

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

It is difficult to predict the ongoing effect of the Affordable Care Act due to executive orders, changes to the law’s implementation, clarifications and modifications resulting from the rule-making process, judicial interpretations resulting from court challenges to its constitutionality and interpretation, whether and how many states ultimately decide to expand Medicaid coverage, the number of uninsured who elect to purchase health insurance coverage, budgetary issues at federal and state levels, and efforts to change or repeal the statute. We may not be able to fully realize the positive impact the Affordable Care Act may otherwise have on our business, results of operations, cash flow, capital resources and liquidity. We cannot predict whether we will be able to modify certain aspects of our operations to offset any potential adverse consequences from the Affordable Care Act or the impact of any alternative provisions that may be adopted.

In recent years, a number of laws, including the Affordable Care Act and MACRA, have promoted shifting from traditional fee-for-service reimbursement models to alternative payment models that tie reimbursement to quality and cost of care. CMS currently administers various ACOs and bundled payment demonstration projects and has indicated that it will continue to pursue similar initiatives.

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

Although we believe that our hospital facilities are currently in compliance with the meaningful use standards, there can be no assurance that all of our facilities will remain in compliance and therefore not be subject to the HITECH payment reductions. We recognized approximately $28 million, $70 million and $160 million during the years ended December 31, 2017, 2016 and 2015, respectively, for HITECH incentive reimbursements from Medicare and Medicaid related to certain of our hospitals and for certain of our employed physicians, which are presented as a reduction of operating expenses. As our hospital facilities and affiliated professionals have achieved substantial compliance with the HITECH standards and the majority have completed the maximum time period for receiving incentive payments, the amount of incentive reimbursements will continue to decline in the future.

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

	Year Ended December 31,
	2017	2016	2015
Medicare	22.8%	23.9%	24.1%
Medicaid	10.3	10.5	11.2
Managed Care and other third-party payors	54.3	53.4	52.4
Self-pay	12.6	12.2	12.3

Total	100.0%	100.0%	100.0%

As shown above, we receive a substantial portion of our revenues from the Medicare and Medicaid programs. Included in Managed Care and other third-party payors is operating revenues from insurance companies with which we have insurance provider contracts, Medicare managed care, insurance companies for which we do not have insurance provider contracts, workers’ compensation carriers and non-patient service revenue, such as rental income and cafeteria sales. In the future, we generally expect revenues received from the Medicare and Medicaid programs to increase due to the general aging of the population. In addition, the Affordable Care Act has increased the number of insured patients in states that have expanded Medicaid, which in turn, has reduced the percentage of revenues from self-pay patients. However, it is unclear whether the trend of increased coverage will continue, due in part to the elimination of the financial penalty associated with the individual mandate, effective January 1, 2019. Further, the Affordable Care Act imposes significant reductions in amounts the government pays Medicare managed care plans. The trend toward increased enrollment in Medicare managed care may adversely affect our operating revenue growth. Other provisions in the Affordable Care Act impose minimum medical-loss ratios and require insurers to meet specific benefit requirements. Furthermore, in the normal course of business, managed care programs, insurance companies and employers actively negotiate the amounts paid to hospitals. The trend toward increased enrollment in managed care may adversely affect our operating revenue growth. There can be no assurance that we will retain our existing reimbursement arrangements or that these third-party payors will not attempt to further reduce the rates they pay for our services.

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-based reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for the treatment of patients covered by Medicare, Medicaid and non-governmental payors are generally less than the standard billing rates. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues and net (loss) income by an insignificant amount in each of the years ended December 31, 2017, 2016 and 2015.

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

Currently, several states utilize supplemental reimbursement programs for the purpose of providing reimbursement to providers to offset a portion of the cost of providing care to Medicaid and indigent patients. These programs are designed with input from CMS and are funded with a combination of state and federal resources, including, in certain instances, fees or taxes levied on the providers. Similar programs are also being considered by other states. The programs are generally authorized for a specified period of time and require CMS’s approval to be extended. CMS has indicated that it will take into account a state’s status with respect to expanding its Medicaid program in considering whether to extend these supplemental programs. We are unable to predict whether or on what terms CMS will extend the supplemental programs in the states in which we operate. As a result of existing supplemental programs, we recognize revenue and related expenses in the period in which the fixed and determinable amounts are estimable and collection is reasonably assured. Reimbursement under these programs is reflected in net operating revenues and included as Medicaid revenue in the table above, and fees, taxes or other program related costs are reflected in other operating expenses.

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

The following tables summarize, for the periods indicated, selected operating data.

	Year Ended December 31,
	2017	2016	2015
Operating results, as a percentage of net operating revenues:
Net operating revenues	100.0%	100.0%	100.0%
Operating expenses (a)	(92.8)	(88.3)	(86.8)
Depreciation and amortization	(5.6)	(6.0)	(6.0)
Impairment and (gain) loss on sale of businesses, net	(13.8)	(10.4)	(0.3)

(Loss) income from operations	(12.2)	(4.7)	6.9
Interest expense, net	(6.1)	(5.2)	(5.0)
Loss from early extinguishment of debt	(0.3)	(0.2)	(0.1)
Gain on sale of investments in unconsolidated affiliates	-	0.5	-
Equity in earnings of unconsolidated affiliates	0.1	0.3	0.3

Loss from continuing operations before income taxes	(18.5)	(9.3)	2.1
Benefit from (provision for) income taxes	3.0	0.6	(0.6)

(Loss) income from continuing operations	(15.5)	(8.7)	1.5
Loss from discontinued operations, net of taxes	(0.1)	(0.1)	(0.2)

Net (loss) income	(15.6)	(8.8)	1.3
Less: Net income attributable to noncontrolling interests	(0.4)	(0.5)	(0.5)

Net (loss) income attributable to Community Health Systems, Inc. stockholders	(16.0)%	(9.3)%	0.8%

	Year Ended December 31,
	2017	2016
Percentage (decrease) increase from prior year:
Net operating revenues	(16.7)%	(5.1)%
Admissions	(13.9)	(8.8)
Adjusted admissions (b)	(14.5)	(8.4)
Average length of stay	-	2.3
Net loss attributable to Community Health Systems, Inc. (c)	(42.9)	(1,189.2)
Same-store percentage (decrease) increase from prior year (d):
Net operating revenues	0.2%	1.4%
Admissions	(1.9)	(1.9)
Adjusted admissions (b)	(1.7)	(0.5)

(a)	Operating expenses include salaries and benefits, supplies, other operating expenses, government and other legal settlements and related costs, electronic health records incentive reimbursement and rent.
(b)	Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by multiplying admissions by gross patient revenues and then dividing that number by gross inpatient revenues.
(c)	Includes loss from discontinued operations.
(d)	Includes acquired hospitals to the extent we operated them in both periods and excludes our hospitals that have previously been classified as discontinued operations for accounting purposes. In addition, also excludes information for the hospitals divested in the spin-off of QHC, sold or closed during the years ended December 31, 2017 and 2016. In addition, same-store data excludes discontinued operations in the periods presented. Same-store operating results also exclude the overall impact of the change in estimate related to net patient receivables recorded in the fourth quarter of 2017.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Net operating revenues decreased by 16.7% to approximately $15.4 billion for the year ended December 31, 2017, from approximately $18.4 billion for the year ended December 31, 2016. Our provision for bad debts increased by $208 million to $3.0 billion, or 16.6% of operating revenues (before the provision for bad debts) for the year ended December 31, 2017, from $2.8 billion, or 13.3% of operating revenues (before the provision for bad debts) for the year ended December 31, 2016. Net operating revenues from same-store hospitals increased $33 million or 0.2% during the year ended December 31, 2017, as compared to the year ended December 31, 2016. Non-same-store net operating revenues decreased $3 billion during the year ended December 31, 2017, in comparison to the prior year period, with the decrease attributable primarily to the spin-off of QHC, the 30 hospitals sold during 2017 and the impact of the change in estimate recorded in 2017 to increase contractual allowances and the allowance for doubtful accounts. The decrease in same-store net operating revenues was attributable to the decline in inpatient admissions and adjusted admissions. On a consolidated basis, inpatient admissions decreased by 13.9% and adjusted admissions decreased by 14.5% during the year ended December 31, 2017 as compared to the year ended December 31, 2016. On a same-store basis, net operating revenues per adjusted admissions increased 2.0%, while inpatient admissions decreased by 1.9% and adjusted admissions decreased by 1.7% for the year ended December 31, 2017, compared to the year ended December 31, 2016.

Operating expenses, as a percentage of net operating revenues, increased from 104.7% during the year ended December 31, 2016 to 112.2% during the year ended December 31, 2017. Operating expenses, excluding depreciation and amortization and impairment and (gain) loss on sale of businesses, as a percentage of net operating revenues, increased from 88.3% for the year ended December 31, 2016 to 92.8% for the year ended December 31, 2017. Salaries and benefits, as a percentage of net operating revenues, increased from 46.8% for the year ended December 31, 2016 to 48.0% for the year ended December 31, 2017. This increase in salaries and benefits, as a percentage of net operating revenues, was primarily due to the payment of severance to certain employees. Supplies, as a percentage of net operating revenues, increased from 16.3% for the year ended December 31, 2016 to 17.4% for the year ended December 31, 2017, primarily as a result of an increase in implant costs due to an increase in surgical case mix over the prior year. Other operating expenses, as a percentage of net operating revenues, increased from 23.1% for the year ended December 31, 2016 to 25.2% for the year ended December 31, 2017, primarily as a result of higher medical specialist fees, an increase in purchased services and higher information systems expense. Government and other legal settlements and related costs, as a percentage of net operating revenues, decreased from expense of 0.1% for the year ended December 31, 2016 to income of 0.2% for the year ended December 31, 2017 primarily as a result of the gain recorded from the previously announced settlement of the shareholder derivative action in January 2017. Rent, as a percentage of net operating revenues, increased from 2.4% for the year ended December 31, 2016 to 2.6% for the year ended December 31, 2017.

EHR incentive reimbursements represent those incentives under HITECH for which the recognition criterion has been met. We recognized approximately $28 million and $70 million of incentive reimbursements, or 0.2% and 0.4% of net operating revenues, for the years ended December 31, 2017 and 2016, respectively. The decrease in EHR incentive reimbursements is due to the majority of our hospitals completing the various stages of meaningful use compliance, resulting in the expected decline in reimbursement as those programs wind down. We received cash payments of $41 million and $123 million for these incentives during the years ended December 31, 2017 and 2016, respectively. There was no deferred revenue recorded at either December 31, 2017 or 2016.

Depreciation and amortization, as a percentage of net operating revenues, decreased from 6.0% for the year ended December 31, 2016 to 5.6% for the year ended December 31, 2017, primarily due to ceasing depreciation on property and equipment at hospitals sold or held for sale.

Impairment and (gain) loss on sale of businesses was $2.1 billion for the year ended December 31, 2017, compared to $1.9 billion for the year ended December 31, 2016. Impairment of goodwill and long-lived assets for the year ended December 31, 2017 included impairment of approximately $388 million related to impairment of the long-lived assets and reporting unit goodwill allocated to hospitals classified as held for sale during the year ended December 31, 2017, impairment of approximately $316 million for several underperforming hospitals as well as for the hospitals where we have received offers or executed non-binding letters of intent to sell the hospital, and impairment of $1.419 billion related to goodwill for our hospital reporting unit. Impairment of goodwill and long-lived assets for the year ended December 31, 2016 includes impairment of approximately $12 million related to the reporting unit goodwill and fixed assets allocated to two hospitals sold during the three months ended March 31, 2016, impairment of approximately $326 million related to the reporting unit goodwill allocated to the 18 hospitals designated as held for sale during the year ended December 31, 2016, impairment of approximately $7 million related to certain long-lived assets at one of our smaller hospitals permanently closed, impairment of approximately $1.395 billion related to goodwill for our hospital reporting unit and $270 million related to the adjustment of the fair value of certain long-lived assets at certain hospitals we have sold or identified for sale and for certain underperforming hospitals.

Interest expense, net, decreased by $31 million to $931 million for the year ended December 31, 2017 compared to $962 million for the year ended December 31, 2016, primarily due to a decrease in our average outstanding debt during the year ended December 31, 2017, which resulted in a decrease in interest expense of $88 million. Additionally, a decrease in interest expense of $3 million is due to one less day of interest expense during the year ended December 31, 2017 since 2016 was a leap year, and a decrease in interest expense of $2 million for the year ended December 31, 2017 is a result of more interest being capitalized as compared to the same period in 2016 because of an increase in major construction projects during the year ended December 31, 2017. These decreases were partially offset by an increase in interest rates during the year ended December 31, 2017, compared to the same period in 2016, which resulted in an increase in interest expense of $62 million.

Loss from early extinguishment of debt of $40 million was recognized during the year ended December 31, 2017. The loss from early extinguishment of debt resulted from the repayment of certain outstanding notes and term loans under the Credit Facility as discussed further in the section “Capital Resources” in Part II, Item 7 of this Form 10-K. Loss from early extinguishment of debt of $30 million was recognized during the year ended December 31, 2016 resulting from the repayment of certain outstanding notes and term loans under the Credit Facility.

No gain on sale of investments in unconsolidated affiliates was recognized during the year ended December 31, 2017. A gain on sale of investments in unconsolidated affiliates of $94 million was recognized during the year ended December 31, 2016 resulting from the sale of our unconsolidated minority equity interests in Valley Health System LLC, a joint venture with UHS representing four hospitals in Las Vegas, Nevada, in which we owned a 27.5% interest, and in Summerlin Hospital Medical Center LLC, a joint venture with UHS representing one hospital in Las Vegas, Nevada, in which we owned a 26.1% interest.

Equity in earnings of unconsolidated affiliates, as a percentage of net operating revenues, decreased from 0.3% for the year ended December 31, 2016 to 0.1% for the year ended December 31, 2017, primarily resulting from the aforementioned sale of our investments in the joint ventures in Las Vegas, Nevada.

The net results of the above-mentioned changes resulted in loss from continuing operations before income taxes increasing $1.1 billion from loss of $1.7 billion for the year ended December 31, 2016 to loss of $2.8 billion for the year ended December 31, 2017.

The benefit from income taxes on loss from continuing operations increased from $104 million for the year ended December 31, 2016 to $449 million for the year ended December 31, 2017, primarily due to the increase in loss from continuing operations before income taxes. Our effective tax rates were 15.8% and 6.1% for the years ended December 31, 2017 and 2016, respectively. The increase in our effective tax rate for the year ended December 31, 2017, when compared to the year ended December 31, 2016, was primarily due to the differences in the non-deductible nature of certain goodwill written off in the $2.1 billion impairment and (gain) loss on sale of businesses for the year ended December 31, 2017, compared to 2016.

The benefit from income taxes includes the estimated impact of the Tax Act, which resulted in an additional provision for income taxes of $32 million during the year ended December 31, 2017, primarily related to provisional amounts recorded under SAB 118 for the remeasurement of deferred tax assets and liabilities due to the net effect of changes to the corporate tax rate in December 2017. We have accounted for the effects of the Tax Act using reasonable estimates based on currently available information and our interpretations thereof, and this estimated impact may be revised as a result of, among other things, changes in interpretations we have made and the issuance of new tax or accounting guidance.

Loss from continuing operations, as a percentage of net operating revenues, increased from 8.7% for the year ended December 31, 2016 to 15.5% for the year ended December 31, 2017.

Discontinued operations for these periods include the results of operations of certain hospitals owned or leased by us as of December 31, 2017 and 2016, which were classified as being held for sale or sold. The operation of these hospitals resulted in a loss, net of taxes, of $6 million and $7 million for the years ended December 31, 2017 and 2016, respectively. An after-tax impairment charge of $6 million and $8 million was recorded during the years ended December 31, 2017 and 2016, respectively, based on the difference between the estimated fair value and the carrying value of the assets held for sale. Overall, discontinued operations consisted of a loss, net of taxes, of $12 million and $15 million during the years ended December 31, 2017 and 2016, respectively.

Net loss, as a percentage of net operating revenues, increased from 8.8% for the year ended December 31, 2016 to 15.6% for the year ended December 31, 2017.

Net income attributable to noncontrolling interests, as a percentage of net operating revenues decreased from 0.5% for the year ended December 31, 2016 to 0.4% for the year ended December 31, 2017.

Net loss attributable to Community Health Systems, Inc. was $2.5 billion for the year ended December 31, 2017, compared to $1.7 billion for the year ended December 31, 2016. The increase in net loss attributable to Community Health Systems, Inc. was primarily due to the change in estimate recorded as a reduction of net operating revenues and the impairment of goodwill and certain long-lived assets based on their estimated fair values for hospitals sold or held for sale in 2017.

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

Liquidity and Capital Resources

2017 Compared to 2016

Net cash provided by operating activities decreased $364 million, from approximately $1.1 billion for the year ended December 31, 2016, to approximately $773 million for the year ended December 31, 2017. The decrease in cash provided by operating activities was primarily the result of the loss of cash flow contributed from previously divested hospitals, a decrease in cash flow due to the timing of payroll funding compared to the prior year, an increase in disbursements from non-qualified employee retirement plans for retired and terminated employees, a decrease in cash received from HITECH incentive reimbursement, and other changes in working capital. Such decreases were offset by improvements in cash flow from patient accounts receivable collections, as well as the net cash received from the settlement proceeds, net of legal fees, of the shareholder derivative action in January 2017. Total cash paid for interest during the year ended December 31, 2017 decreased to approximately $852 million compared to $930 million for the year ended December 31, 2016, which is primarily related to the decrease in the average outstanding debt balance. Approximately $4 million was paid, net of refunds, for income taxes for the year ended December 31, 2017, compared to approximately $16 million net cash refund for income taxes for the year ended December 31, 2016. Included in net cash provided by operating activities for the year ended December 31, 2017 was $41 million of cash received for HITECH incentive reimbursements, compared to $123 million received for the year ended December 31, 2016.

Net cash provided by investing activities increased $439 million, from approximately $630 million for the year ended December 31, 2016 to approximately $1.1 billion for the year ended December 31, 2017. The increase in cash provided by investing activities was primarily due to an increase in proceeds from the disposition of hospitals and other ancillary operations of $1.5 billion; a decrease in the cash used in the purchase of property and equipment of $180 million, a decrease of $117 million in the cash used in the acquisition of facilities and other related equipment as there were no hospital acquisitions during the year ended December 31, 2017, compared to three hospitals acquired during the year ended December 31, 2016; an increase in cash provided by the net impact of the purchases and sales of available-for-sale securities of $124 million, and a decrease in cash used for other investments (primarily from internal-use software expenditures and physician recruiting costs) of $99 million for the year ended December 31, 2017. Included in cash outflows for other investments for the year ended December 31, 2017 is approximately $44 million of capital expenditures related to the purchase and implementation of certified EHR technology, including implementation of Cerner software at several hospital locations. The remaining cash outflows for other investments for the year ended December 31, 2017 primarily consists of purchases and development of other internal-use software and payments made under non-employee physician recruiting agreements of $99 million. The increase in cash provided by investing activities was partially offset by a decrease in cash provided by the distribution from QHC of $1.2 billion received as part of the spin-off transaction during the year ended December 31, 2016, a decrease in cash provided by the April 29, 2016 sale of our investments in unconsolidated affiliates of $403 million, related to our unconsolidated interest in two joint ventures with UHS representing five hospitals in Las Vegas, Nevada, and a decrease in the proceeds from the sale of property and equipment of $8 million. We anticipate being able to fund future routine capital expenditures with cash flows generated from operations.

Our net cash used in financing activities was $1.5 billion for the year ended December 31, 2017, compared to $1.7 billion for the year ended December 31, 2016, a decrease of approximately $196 million. The decrease in cash used in financing activities, in comparison to the prior year period, is primarily due to the decrease in cash paid for the repayment of long-term debt of $1.3 billion, and the net effect of our debt repayment and refinancing activity during the year, including a decrease in our long-term borrowings and issuance of long-term debt of $938 million, and a decrease in the cash paid to repurchase vested restricted stock for payroll tax withholding requirements of $1 million. Additionally, an increase in proceeds from noncontrolling investors in joint ventures of $5 million and reduction in cash paid for the redemption of noncontrolling investments in joint ventures of $13 million, were offset by an increase of $8 million in cash paid for distributions to noncontrolling investors in joint ventures. These decreases in cash used in financing activities were partially offset by an increase in cash paid for deferred financing costs and other debt-related costs of $40 million, a decrease in the proceeds from our receivables facility of $2 million, and a decrease in proceeds of $159 million from the sale-lease back of our medical office buildings.

The table below sets forth additional detail about our upcoming cash obligations and a further discussion of our existing Credit Facility is set out under the section “Capital Resources” in Part II, Item 7 of this Form 10-K.

Other than periodic short-term borrowings on the revolving credit facility, we do not anticipate the need to use funds currently available under our Credit Facility for purposes of funding our operations, although these funds could be used for the purpose of making further acquisitions or for restructuring our existing debt. Furthermore, we anticipate we will remain in compliance with our debt covenants during 2018.

As described in Notes 7, 10 and 17 of the Notes to Consolidated Financial Statements, at December 31, 2017, we had certain cash obligations, which are due as follows (in millions):

	Total	2018	2019-2021	2022-2023	2024 and thereafter
Credit Facility	$3,000	$16	$2,969	$13	$2
8% Senior Notes due 2019	1,925	-	1,925	-	-
7 1⁄8% Senior Notes due 2020	1,200	-	1,200	-	-
5 1⁄8% Senior Secured Notes due 2021	1,000	-	1,000	-	-
6 7⁄8% Senior Notes due 2022	3,000	-	-	3,000	-
6 1⁄4% Senior Secured Notes due 2023	3,100	-	-	3,100	-
Receivables facility	565		565	-	-

Total long-term debt (1)	13,790	16	7,659	6,113	2
Interest on credit facility, notes and receivables facility (2)	3,110	841	1,865	404	-
Capital lease obligations, including interest	427	32	74	51	270
Operating leases	906	208	382	129	187
Replacement facilities and other capital commitments (3)	294	37	146	-	111
Open purchase orders (4)	543	503	40	-	-
Liability for uncertain tax positions, including interest and penalties	9	-	8	-	1

Total	$19,079	$1,637	$10,174	$6,697	$571

(1)	Total long-term debt is exclusive of unamortized deferred debt issuance costs and note premium of approximately $169 million.

(2)	Estimate of interest payments assumes the interest rates at December 31, 2017 remain constant during the period presented for our credit facility and our receivables facility, which are variable rate debt. The interest rate used to calculate interest payments for our credit facility was the London Interbank Offered Rate, or LIBOR, as of December 31, 2017 plus the applicable spread. The 8% Senior Notes due 2019, 7 1⁄8% Senior Notes due 2020, 5 1⁄8% Senior Secured Notes due 2021, 6 7⁄8% Senior Notes due 2022 and 6 1⁄4% Senior Secured Notes due 2023 have fixed rates of interest.

(3)	Pursuant to hospital purchase agreements in effect as of December 31, 2017, we have commitments to build two replacement facilities and the following capital commitments. As part of an acquisition in 2016, we agreed to build replacement facilities in La Porte and Knox, Indiana. The estimated construction costs, including equipment costs, are currently estimated to be approximately $125 million and $15 million, respectively. No costs have been incurred to date on these facilities. In addition, under other purchase agreements, we have committed to spend approximately $289 million for costs such as capital improvements, equipment, selected leases and physician recruiting. These commitments are required to be fulfilled generally over a five to seven-year period after acquisition. Through December 31, 2017, we have incurred approximately $135 million related to these commitments.

(4)	Open purchase orders represent our commitment for items or services ordered but not yet received.

At December 31, 2017, we had issued letters of credit primarily in support of potential insurance related claims and specified outstanding bonds of approximately $63 million.

Our debt as a percentage of total capitalization increased from 90% for the year ended December 31, 2016 to 105% for the year ended December 31, 2017.

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

Capital Expenditures

Cash expenditures for purchases of facilities and other related businesses were $6 million in 2017, $123 million in 2016 and $57 million in 2015. The decrease during the year ended December 31, 2017 was due to not completing any hospital acquisitions, compared to the acquisition of three hospitals during the year ended December 31, 2016. Our expenditures for the year ended December 31, 2017 were related to the purchase of physician practices and other ancillary services. Our expenditures for the year ended December 31, 2016 were primarily related to the purchase of two hospitals in Indiana and one hospital in Arkansas, physician practices and other ancillary services. Our expenditures for the year ended December 31, 2015 were primarily related to physician practices and other ancillary services. No hospital acquisitions occurred during the year ended December 31, 2015.

Excluding the cost to construct replacement hospitals, our cash expenditures for routine capital for the year ended December 31, 2017 totaled $558 million, compared to $732 million in 2016 and $830 million in 2015. These capital expenditures related primarily to the purchase of additional equipment, minor renovations and information systems infrastructure. Costs to construct replacement hospitals totaled $6 million in 2017, $12 million in 2016 and $123 million in 2015. The costs to construct replacement hospitals for the year ended December 31, 2017 represented both planning and construction costs for the replacement hospital in York, Pennsylvania. The costs to construct replacement hospitals for the year ended December 31, 2016 represented both planning and construction costs for the replacement hospital in York, Pennsylvania. The costs to construct replacement hospitals for the year ended December 31, 2015, represented both planning and construction costs for the replacement hospitals in both York, Pennsylvania and Birmingham, Alabama. Completion of the replacement hospital, Grandview Medical Center in Birmingham, Alabama, and transfer of all operations was completed on October 10, 2015.

Pursuant to a hospital purchase agreement from our March 1, 2016 acquisition of La Porte Hospital and Starke Hospital, we committed to build replacement facilities in both La Porte, Indiana and Knox, Indiana. Under the terms of such agreement, construction of the replacement hospital for LaPorte Hospital is required to be completed within five years of the date of acquisition, or March 2021. In addition, construction of the replacement facility for Starke Hospital is required to be completed within five years of the date we enter into a new lease with Starke County, Indiana, the hospital lessor, or in the event we do not enter into a new lease with Starke County, construction shall be completed by September 30, 2026. We have not entered into a new lease with the lessor for Starke Hospital and currently anticipate completing construction of the Starke Hospital replacement facility in 2026. Construction costs, including equipment costs, for the La Porte and Starke replacement facilities are currently estimated to be approximately $125 million and $15 million, respectively. We expect total capital expenditures of approximately $475 million to $575 million in 2018 (which includes amounts that are required to be expended pursuant to the terms of the hospital purchase agreements), including approximately $465 million to $560 million for renovation and equipment cost and approximately $10 million to $15 million for construction costs of the replacement hospital in La Porte, Indiana.

Capital Resources

Net working capital was approximately $1.7 billion at December 31, 2017, compared to $1.8 billion at December 31, 2016. Net working capital decreased by approximately $67 million between December 31, 2016 and December 31, 2017. This decrease is primarily due to the decrease in estimated accounts receivable and the decrease in the current maturities of long-term debt during the year ended December 31, 2017.

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

On November 3, 2017, using a portion of the cash generated from the divestitures that closed on November 1, 2017, we repaid approximately $21 million of the Term G Facility and approximately $39 million of the Term H Facility.

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

Under the Term H Facility, we are required to make amortization payments in aggregate amounts equal to 1% of the original principal amount of the Term H Facility each year. As of December 31, 2017, no additional amortization payments were required to be made under the Term G Facility.

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

The Credit Facility contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting our and our subsidiaries’ ability, subject to certain exceptions, to, among other things, (1) declare dividends, make distributions or redeem or repurchase capital stock, (2) prepay, redeem or repurchase other debt, (3) incur liens or grant negative pledges, (4) make loans and investments and enter into acquisitions and joint ventures, (5) incur additional indebtedness or provide certain guarantees, (6) make capital expenditures, (7) engage in mergers, acquisitions and asset sales, (8) conduct transactions with affiliates, (9) alter the nature of our businesses, (10) grant certain guarantees with respect to physician practices, (11) engage in sale and leaseback transactions or (12) change our fiscal year. We and our subsidiaries are also required to comply with specified financial covenants (consisting of a maximum secured net leverage ratio and an interest coverage ratio) and various affirmative covenants. Under the Credit Facility, the secured net leverage ratio is calculated as the ratio of total secured debt, less unrestricted cash and cash equivalents, to consolidated EBITDA, as defined in the Credit Facility, and the interest coverage ratio is the ratio of consolidated EBITDA, as defined in the Credit Facility, to consolidated interest expense for the period. The calculation of consolidated EBITDA as defined in the Credit Facility is a trailing 12-month calculation that begins with net income attributable to us, with certain pro forma adjustments to consider the impact of material acquisitions or divestitures, and adjustments for interest, taxes, depreciation and amortization, net income attributable to noncontrolling interests, stock compensation expense, restructuring costs, and the financial impact of other non-cash or non-recurring items recorded during any such 12-month period. For the 12-month period ended December 31, 2017, the secured net leverage ratio financial covenant under the Credit Facility limited the ratio of secured debt to consolidated EBITDA, as defined, to less than or equal to 4.50 to 1.00. For the 12-month period ended December 31, 2017, the interest coverage ratio financial covenant under the Credit Facility required the ratio of consolidated EBITDA, as defined, to consolidated interest expense to be greater than or equal to 1.75 to 1.00. We were in compliance with all such covenants at December 31, 2017, with a secured net leverage ratio of approximately 4.08 to 1.00 and an interest coverage ratio of approximately 2.10 to 1.00.

On February 26, 2018, the Credit Facility was amended, with requisite revolving lender approval, to remove the EBITDA to interest expense ratio financial covenant, to replace the senior secured net debt to EBITDA ratio financial covenant with a first lien net debt to EBITDA ratio financial covenant, and to reduce the extended revolving credit commitments to $650 million (for a total of $840 million in revolving credit commitments when combined with the non-extended portion of the revolving credit facility). The new financial covenant provides for a maximum first lien net debt to EBITDA ratio of 5.25 to 1.0, reducing to 5.0 to 1.0 on July 1, 2018, 4.75 to 1.0 on January 1, 2019, 4.5 to 1.0 on January 1, 2020 and 4.25 to 1.0 on July 1, 2020. In addition, we agreed pursuant to the amendment to modify our ability to retain asset sale proceeds, and instead to apply them to prepayments of term loans based on pro forma first lien leverage. To the extent the ratio of first lien net debt to EBITDA is greater than or equal to 4.5 to 1.0, 100% of net cash proceeds of asset sales will be applied to prepay term loans; to the extent the first lien leverage ratio is less than 4.5 to 1.0 but greater than or equal to 4.0 to 1.0, 50% of such proceeds will be applied to prepay term loans; and to the extent the first lien leverage ratio is less than 4.0 to 1.0, there will be no requirement to prepay term loans with such proceeds. These ratios will be determined on a pro forma basis giving appropriate effect to the relevant asset sales and corresponding prepayments of term loans.

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

CHS, through certain of its subsidiaries, participates in an accounts receivable loan agreement, or the Receivables Facility, with a group of lenders and banks, Credit Agricolé Corporate and Investment Bank, as a managing agent and as the administrative agent, and The Bank of Nova Scotia and PNC Bank, National Association, as managing agents. On June 23, 2017, CHS and certain of its subsidiaries amended the Receivables Facility to replace a managing agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd. with PNC Bank, National

Association, to decrease the size of the facility from $700 million to $600 million and to extend the scheduled termination date in respect of $150 million of the previously unextended $250 million portion to expire on November 13, 2018, coterminous with the remaining commitments. The remaining $100 million was repaid with available cash on hand. On November 13, 2017, CHS and certain of its subsidiaries amended the Receivables Facility to extend the scheduled termination date and amend certain other provisions thereof. The existing and future non-self pay patient-related accounts receivable, or the Receivables, for certain affiliated hospitals serve as collateral for the outstanding borrowings under the Receivables Facility. The interest rate on the borrowings is based on the commercial paper rate plus an applicable interest rate spread. Unless earlier terminated or subsequently extended pursuant to its terms, the Receivables Facility will expire on November 13, 2019 in respect of the $600 million of commitments thereunder, subject to customary termination events that could cause an early termination date. CHS maintains effective control over the Receivables because, pursuant to the terms of the Receivables Facility, the Receivables are sold from certain of CHS’ subsidiaries to CHS, and CHS then sells or contributes the Receivables to a special-purpose entity that is wholly-owned by CHS. The wholly-owned special-purpose entity in turn grants security interests in the Receivables in exchange for borrowings obtained from the group of third-party lenders and banks of up to $600 million outstanding from time to time based on the availability of eligible Receivables and other customary factors. The wholly-owned special-purpose entity is not a subsidiary guarantor under the Credit Facility or CHS’ outstanding notes. The group of third-party lenders and banks do not have recourse to CHS or its subsidiaries beyond the assets of the wholly-owned special-purpose entity that collateralizes the loan. The Receivables and other assets of the wholly-owned special-purpose entity will be available first and foremost to satisfy the claims of the creditors of such entity. The outstanding borrowings pursuant to the Receivables Facility at December 31, 2017 totaled $565 million on the consolidated balance sheet. At December 31, 2017, the carrying amount of Receivables included in the Receivables Facility totaled approximately $1.5 billion and is included in patient accounts receivable on the consolidated balance sheet.

As of December 31, 2017, we are currently a party to the following interest rate swap agreements to limit the effect of changes in interest rates on approximately 62.8% of our variable rate debt. On each of these swaps, we receive a variable rate of interest based on the three-month LIBOR, in exchange for the payment by us of a fixed rate of interest. We currently pay, on a quarterly basis, interest on the Revolving Facility at a rate per annum equal to LIBOR plus 2.50%. The Term G Loan and Term H Loan accrue interest at a rate per annum equal to LIBOR plus 2.75% and 3.00%, respectively, in the case of LIBOR borrowings, and Alternate Base Rate plus 1.75% and 2.00%, respectively, in the case of Alternate Base Rate Borrowings. The Term G Loan and the Term H Loan are subject to a 1.00% LIBOR floor and a 2.00% Alternate Base Rate floor.

Swap #	Notional Amount (in millions)	Fixed Interest Rate	Termination Date	Liability (Asset) Fair Value (in millions)
1	$400	1.882%	August 30, 2019	$(1)
2	200	2.515%	August 30, 2019	2
3	200	2.613%	August 30, 2019	2
4	300	2.041%	August 30, 2020	-
5	300	2.738%	August 30, 2020	5
6	300	2.892%	August 30, 2020	6
7	300	2.363%	January 27, 2021	2
8	200	2.368%	January 27, 2021	1

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

We believe that internally generated cash flows, availability for additional borrowings under our Credit Facility, of approximately $840 million after the February 26, 2018 amendment to the Credit Facility (consisting of an approximately $840 million Revolving Facility (which amount will reduce to $650 million on January 27, 2019), of which approximately $63 million is in the form of outstanding letters of credit), and our ability to amend the Credit Facility to provide for one or more incremental tranches of term loans and revolving credit commitments in an aggregate principal amount of up to $500 million, in each case subject to certain limitations as set forth in the Credit Facility, as well as our continued access to the capital markets, will be sufficient to finance acquisitions, capital expenditures, working capital requirements, and any equity or debt repurchases or other debt repayments we may elect to make through the next 12 months. In addition, we are currently required to utilize proceeds received from dispositions of assets, subject to certain exceptions, to repay outstanding debt.

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

The ratio of earnings to fixed charges is a measure of our ability to meet our fixed obligations related to our indebtedness. The following table shows the ratio of earnings to fixed charges for the periods indicated:

	Year Ended December 31,
	2013	2014	2015	2016	2017

Ratio of earnings to fixed charges (1)	1.51 x	1.29 x	1.36 x	* x	* x

(1)	Fixed charges include interest expensed and capitalized during the year plus an estimate of the interest component of rent expense. There are no shares of preferred stock outstanding. See exhibit 12 filed as part of this Report for the calculation of this ratio.

*	For the years ended December 31, 2017 and 2016, earnings were insufficient to cover fixed charges by approximately $2.8 billion and $1.7 billion, respectively.

Off-balance Sheet Arrangements

In the past, we have utilized operating leases as a financing tool for obtaining the operations of specified hospitals without acquiring, through ownership, the related assets of the hospital and without a significant outlay of cash at the front end of the lease. We utilize the same operating strategies to improve operations at those hospitals held under operating leases as we do at those hospitals that we own. We have not entered into any operating leases for hospital operations since December 2000. At December 31, 2017, we operated two hospitals under operating leases that had an immaterial impact on our consolidated operating results. The terms of the two operating leases we currently have in place expire between December 2020 and January 2028, not including lease extension options. If we allow these leases to expire, we would no longer generate revenues nor incur expenses from these hospitals.

As described more fully in Note 17 of the Notes to Consolidated Financial Statements, at December 31, 2017, we have certain cash obligations for replacement facilities and other construction commitments of $429 million.

Noncontrolling Interests

We have sold noncontrolling interests in certain of our subsidiaries or acquired subsidiaries with existing noncontrolling interest ownership positions. As of December 31, 2017, we have hospitals in 22 of the markets we serve, with noncontrolling physician ownership interests ranging from less than 1% to 40%, including one hospital that also has a non-profit entity as a partner. In addition, we have nine other hospitals with noncontrolling interests owned by non-profit entities. Redeemable noncontrolling interests in equity of consolidated subsidiaries was $527 million and $554 million as of December 31, 2017 and 2016, respectively, and noncontrolling interests in equity of consolidated subsidiaries was $75 million and $113 million as of December 31, 2017 and 2016, respectively. The amount of net income attributable to noncontrolling interests was $63 million, $95 million and $101 million for the years ended December 31, 2017, 2016 and 2015, respectively. As a result of the change in the Stark Law “whole hospital” exception included in the Affordable Care Act, we are not permitted to introduce physician ownership at any of our hospital facilities that did not have physician ownership at the time of the adoption of the Affordable Care Act, or increase the aggregate percentage of physician ownership in any of our former or existing hospital joint ventures in excess of the aggregate physician ownership level held at the time of the adoption of the Affordable Care Act.

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

Third-party Reimbursement

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. Contractual allowances are calculated and recorded through internally-developed data collection and analysis tools to automate the monthly estimation of required contractual allowances. Within this automated system, payors’ historical paid claims data are utilized to calculate the contractual allowances. This data is automatically updated on a monthly basis. All hospital contractual allowance calculations are subjected to monthly review by management to ensure reasonableness and accuracy. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at operating revenues (net of contractual allowances and discounts). The process of estimating contractual allowances requires us to estimate the amount expected to be received based on payor contract provisions. The key assumption in this process is the estimated contractual reimbursement percentage, which is based on payor classification and historical paid claims data.

Throughout 2017 and culminating with the financial close process at December 31, 2017, we developed new accounting methodologies and processes to implement the new accounting standard for revenue recognition that we adopted effective January 1, 2018. By implementing new data extraction techniques and updated hindsight information on historical collection data, we are able to better estimate the net amount after contractual allowances owed by the third-party payor and what will be owed by the patient based on historical experience. Such updated information included portfolio-level data related to historical collection amounts on an individual hospital and patient level that previously had not been readily available. Using this information we created a new accounting process by which we can estimate contractual allowances on a per patient basis. In addition to this new accounting methodology, we also revised our methods of estimating contractual allowances to (1) expand the hindsight period over which we analyze payors’ historical paid claims data to estimate contractual allowances, (2) expand the basis for payor denied claims to refine the hindsight reserve for such denials, and (3) adjust the contractual allowances for certain categories of commercial payors using more precise historical experience based on recent patterns of account reimbursement. This analysis also included an evaluation of patient accounts receivable retained after the divestiture of 30 hospitals throughout 2017, and certain other revenues. Based on these new accounting processes and methodologies, we recorded a change in estimate during the three months ended December 31, 2017 to increase contractual allowances by approximately $197 million.

Due to the complexities involved in these estimates, actual payments we receive could be different from the amounts we estimate and record. If the actual contractual reimbursement percentage under government programs and managed care contracts differed by 1% at December 31, 2017 from our estimated reimbursement percentage, net loss for the year ended December 31, 2017 would have changed by approximately $73 million, and net accounts receivable at December 31, 2017 would have changed by $109 million. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues and net loss by an insignificant amount each of the years ended December 31, 2017, 2016, and 2015.

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

As discussed above with respect to our accounting policy for third-party reimbursement, our historical accounting systems and processes to estimate net operating revenues from third-party payors did not have the ability to specifically identify the portion of an insured patient account that was due from the patient (e.g., deductibles and co-payments), and we did not have portfolio-level data related to historical collection amounts on an individual hospital or patient level. As part of the new accounting methodologies and processes developed in 2017 to implement the new accounting standard on revenue recognition, which was required to be adopted on January 1, 2018, we changed our methodology for estimating those amounts that are recorded as part of the receivable with the primary insurance payor but will ultimately be due from the patient. While our historical estimation process for the allowance for doubtful accounts utilized historical write-off and collection information on a consolidated basis, the new processes and related data obtained from the hindsight analysis provided updated information on the ultimate collectability of all patient accounts for the amount at the date of service that will ultimately be due from the patient. Such information was evaluated at a portfolio level by payor and by hospital rather than on a consolidated basis. This analysis also included an evaluation of patient accounts receivable retained after the divestiture of 30 hospitals throughout 2017, and certain other revenues. Based on these new accounting processes and methodologies, we recorded a change in estimate during the three months ended December 31, 2017 to increase the provision for bad debts and the allowance for doubtful accounts by approximately $394 million.

Collections are impacted by the economic ability of patients to pay and the effectiveness of our collection efforts. Significant changes in payor mix, business office operations, economic conditions or trends in federal and state governmental healthcare coverage could affect our collection of accounts receivable and are considered in our estimates of accounts receivable collectability. If the actual collection percentage differed by 1% at December 31, 2017 from our estimated collection percentage as a result of a change in expected recoveries, net loss for the year ended December 31, 2017 would have changed by $53 million, and net accounts receivable at December 31, 2017 would have changed by $80 million. We also continually review our overall reserve adequacy by monitoring historical cash collections as a percentage of trailing net revenue less provision for bad debts, as well as by analyzing current period net revenue and admissions by payor classification, days revenue outstanding, the composition of self-pay receivables between pure self-pay patients and the patient responsibility portion of third-party insured receivables and the impact of recent acquisitions and dispositions.

Our policy is to write-off gross accounts receivable if the balance is under $10.00 or when such amounts are placed with outside collection agencies. We believe this policy accurately reflects our ongoing collection efforts and is consistent with industry practices. We had approximately $4.2 billion and $3.9 billion at December 31, 2017 and 2016, respectively, being pursued by various outside collection agencies. We expect to collect less than 3%, net of estimated collection fees, of the amounts being pursued by outside collection agencies. As these amounts have been written-off, they are not included in our gross accounts receivable or our allowance for doubtful accounts. Collections on amounts previously written-off are recognized as a reduction to bad debt expense when received. However, we take into consideration estimated collections of these future amounts written-off in evaluating the reasonableness of our allowance for doubtful accounts.

All of the following information is derived from our hospitals, excluding clinics, unless otherwise noted.

Patient accounts receivable from our hospitals represent approximately 98% of our total consolidated accounts receivable.

Days revenue outstanding, adjusted for the impact of receivables for state Medicaid supplemental payment programs, was previously reported as 63 days at December 31, 2016. Further adjusting to remove the impact of receivables and revenue for hospitals divested in 2017, days revenue outstanding was 56 days at December 31, 2017 and 66 days at December 31, 2016.

Total gross accounts receivable (prior to allowance for contractual adjustments and doubtful accounts) was approximately $18.6 billion as of December 31, 2017 and approximately $19.7 billion as of December 31, 2016. The approximate percentage of total gross accounts receivable (prior to contractual adjustments and the allowance for doubtful accounts) summarized by aging categories is as follows:

As of December 31, 2017

	% of Gross Receivables
Payor	0 - 90 Days	90 - 180 Days	180 - 365 Days	Over 365 Days
Medicare	13%	1%	-%	-%
Medicaid	7%	1%	1%	1%
Managed Care and Other	24%	4%	3%	3%
Self-Pay	8%	7%	15%	12%

As of December 31, 2016

	% of Gross Receivables
Payor	0 - 90 Days	90 - 180 Days	180 - 365 Days	Over 365 Days
Medicare	14%	1%	-%	-%
Medicaid	7%	2%	1%	1%
Managed Care and Other	25%	4%	3%	2%
Self-Pay	9%	6%	14%	11%

The approximate percentage of total gross accounts receivable (prior to allowances for contractual adjustments and doubtful accounts) summarized by payor is as follows:

	December 31,
	2017	2016
Insured receivables	57.9%	59.8%
Self-pay receivables	42.1	40.2

Total	100.0%	100.0%

The combined total at our hospitals and clinics of the allowance for doubtful accounts for self-pay accounts receivable and related allowances for other self-pay discounts and contractuals, as a percentage of gross self-pay receivables, was approximately 92% and 89% at December 31, 2017 and 2016, respectively. If the receivables that have been written-off, but where collections are still being pursued by outside collection agencies, were included in both the allowances and gross self-pay receivables specified above, the percentage of combined allowances to total self-pay receivables would have been approximately 94% and 93% at December 31, 2017 and 2016, respectively.

Goodwill and Other Intangibles

Goodwill represents the excess of the fair value of the consideration conveyed in the acquisition over the fair value of net assets acquired. Goodwill is evaluated for impairment at the same time every year and when an event occurs or circumstances change that, more likely than not, reduce the fair value of the reporting unit below its carrying value. Prior to the adoption of ASU 2017-04 that is further discussed below, there was a two-step method for determining goodwill impairment. Step one was to compare the fair value of the reporting unit with the unit’s carrying amount, including goodwill. If this test indicated the fair value was less than the carrying value, then step two was required to compare the implied fair value of the reporting unit’s goodwill with the carrying value of the reporting unit’s goodwill. Our most recent annual goodwill evaluation was performed during the fourth quarter of 2017.

During the year ended December 31, 2016, we allocated approximately $709 million of goodwill to the spin-off of QHC, including approximately $33 million of goodwill related to the former management services reporting unit and approximately $676 million of goodwill allocated from the hospital operations reporting unit based on a relative fair value calculation of the hospitals that were included in the QHC distribution. We allocated approximately $365 million of goodwill to hospitals held for sale based on a calculation of the relative fair value of those hospitals compared to the total hospital reporting unit goodwill. Additionally, we allocated approximately $46 million of goodwill related to the sale of the majority ownership interest in the home care operations reporting unit on December 31, 2016. At December 31, 2017, we had approximately $4.7 billion of goodwill recorded, all of which resides at our hospital operations reporting unit.

During the three months ended June 30, 2016, we identified certain indicators of impairment requiring an interim goodwill impairment evaluation. Those indicators were primarily the decline in our market capitalization and fair value of long-term debt during the three months ended June 30, 2016, and a decline in our projected future earnings. We performed an estimated calculation of fair value in step one of the impairment test at June 30, 2016, which indicated that the carrying value of our hospital operations reporting unit exceeded its fair value. An initial step two calculation was performed to determine the implied value of goodwill in a hypothetical purchase price allocation. We recorded an estimated non-cash impairment charge of $1.4 billion to goodwill at June 30, 2016 based on these analyses, and adjusted the estimated impairment charge based on the final step two valuation of $1.395 billion at September 30, 2016.

During the three months ended December 31, 2017, in connection with the preparation of the financial statements included in this Form 10-K,we identified certain indicators of impairment and performed an interim goodwill impairment evaluation as of November 30, 2017. Those indicators were primarily a further decline in our market capitalization and fair value of our long-term debt during November 2017. We performed an estimated calculation of fair value in step one of the impairment test at November 30, 2017, which indicated that the carrying value of our hospital operations reporting unit exceeded its fair value. As further discussed in the footnotes to the consolidated financial statements, during the three months ended December 31, 2017 we early adopted the accounting guidance in ASU 2017-04, which eliminates the step two calculation to determine the implied value of goodwill, and instead requires an impairment of goodwill equal to the difference between the carrying value and estimated fair value of the reporting unit determined in step one. As a result of this evaluation and the early adoption of ASU 2017-04, we recorded a non-cash impairment charge of $1.419 billion to goodwill during the three months ended December 31, 2017.

The reduction in our fair value and the resulting goodwill impairment charges recorded during 2016 and 2017 reduced the carrying value of our hospital operations reporting unit to an amount equal to our estimated fair value. This increases the risk that future declines in fair value could result in goodwill impairment. The determination of fair value in step one of our goodwill impairment analysis is based on an estimate of fair value for the hospital operations reporting unit utilizing known and estimated inputs at the evaluation date. Some of those inputs include, but are not limited to, the most recent price of our common stock or fair value of our long-term debt, estimates of future revenue and expense growth, estimated market multiples, expected capital expenditures, income tax rates, and costs of invested capital. Future estimates of fair value could be adversely affected if the actual outcome of one or more of these assumptions changes materially in the future, including further decline in our stock price or fair value of our long-term debt, lower than expected hospital volumes, higher market interest rates or increased operating costs. Such changes impacting the calculation of our fair value could result in a material impairment charge in the future. The next annual goodwill evaluation will be performed during the fourth quarter of 2018.

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

The net present value of the projected payments was discounted using a weighted-average risk-free rate of 2.2%, 1.8% and 1.6% in 2017, 2016 and 2015, respectively. This liability is adjusted for new claims information in the period such information becomes known to us. Professional malpractice expense includes the losses resulting from professional liability claims and loss adjustment expense, as well as paid excess insurance premiums, and is presented within other operating expenses in the accompanying consolidated statements of (loss) income.

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

	Year Ended December 31,
	2017	2016	2015
Accrual for professional liability claims, beginning of year	$788	$901	$924

Liability for insured claims (1)	4	(15)	3
Liability transferred to QHC	-	(5)	-
Expense (income) related to:
Current accident year	149	199	183
Prior accident years	(4)	(87)	(60)
(Income) expense from discounting	(4)	3	5

Total incurred loss and loss expense (2)	141	115	128

Paid claims and expenses related to:
Current accident year	-	-	-
Prior accident years	(222)	(208)	(154)

Total paid claims and expenses	(222)	(208)	(154)

Accrual for professional liability claims, end of year	$711	$788	$901

(1)	The liability for insured claims is recorded on the consolidated balance sheet with a corresponding insurance recovery receivable.
(2)	Total expense, including premiums for insured coverage, was $184 million in 2017, $162 million in 2016 and $174 million in 2015.

The impact of risk management patient safety quality programs and initiatives implemented at our hospitals, as well as decreasing obstetric admissions, surgeries and admissions, resulted in the current accident year expense decreasing, as a percentage of net operating revenues, for the year ended December 31, 2017. Income related to prior accident years reflects changes in estimates resulting from the filing of claims for prior year incidents, claim settlements, updates from litigation and our ongoing investigation of open claims. Expense/income from discounting reflects the changes in the weighted-average risk-free interest rate used and timing of estimated payments for discounting in each year.

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

The total amount of unrecognized benefit that would impact the effective tax rate, if recognized, was approximately $7 million as of December 31, 2017. A total of approximately $4 million of interest and penalties is included in the amount of liability for uncertain tax positions at December 31, 2017. It is our policy to recognize interest and penalties related to unrecognized benefits in our consolidated statements of (loss) income as income tax expense.

It is possible the amount of unrecognized tax benefit could change in the next 12 months as a result of a lapse of the statute of limitations and settlements with taxing authorities; however, we do not anticipate the change will have a material impact on our consolidated results of operations or consolidated financial position.

We, or one of our subsidiaries, file income tax returns in the United States federal jurisdiction and various state jurisdictions. With few exceptions, we are no longer subject to state income tax examinations for years prior to

2013. Our federal income tax returns for the 2009, 2010, 2014 and 2015 tax years are currently under examination by the Internal Revenue Service. We believe the results of these examinations will not be material to our consolidated results of operations or consolidated financial position. We have extended the federal statute of limitations through December 31, 2018 for Community Health Systems, Inc. for the tax periods ended December 31, 2007, 2008, 2009 and 2010 and through September 6, 2019 for the tax period ended December 31, 2014.

As further discussed in the footnotes to the consolidated financial statements, we have accounted for the effects of the Tax Act using reasonable estimates based on currently available information and our interpretations thereof, and the estimated impact of the Tax Act during the year ended December 31, 2017, may be revised as a result of, among other things, changes in interpretations we have made and the issuance of new tax or accounting guidance.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2014-09, which outlines a single comprehensive model for recognizing revenue and supersedes most existing revenue recognition guidance, including guidance specific to the healthcare industry. This ASU provides companies the option of applying a full or modified retrospective approach upon adoption. This ASU is effective for fiscal years beginning after December 15, 2017, with early adoption permitted for annual periods beginning after December 15, 2016. We adopted this ASU on January 1, 2018 and during the fourth quarter of 2017 we completed our plan for adoption, including updating our revenue recognition policies, procedures and control framework and evaluating the resulting impact on our consolidated financial position, results of operations and cash flows. We have elected to apply the modified retrospective approach to adopting this ASU. As discussed in our critical accounting policy for the allowance for doubtful accounts, the application of new processes and methodologies to evaluate updated collection data to determine the patient portfolios and estimate the implicit price concessions and constraints on revenue required by this new accounting standard resulted in new information that reflected a required reduction to the amount of net patient accounts receivable on our consolidated statement of financial position. As a result, we recorded a change in estimate through additional contractual allowances and allowance for doubtful accounts at December 31, 2017. We do not expect the adoption of this ASU on January 1, 2018 to have a material impact on our consolidated results of operations on a prospective basis. For additional information regarding our evaluation of this accounting standard and the impact of the change in estimate recorded during the three months ended December 31, 2017, see Note 1 to our consolidated financial statements contained herein.

In January 2016, the FASB issued ASU 2016-01, which amends the measurement, presentation and disclosure requirements for equity investments, other than those accounted for under the equity method or that require consolidation of the investee. The ASU eliminates the classification of equity investments as available-for-sale with any changes in fair value of such investments recognized in other comprehensive income, and requires entities to measure equity investments at fair value, with any changes in fair value recognized in net income. This ASU is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. We adopted this ASU on January 1, 2018, and do not expect the adoption of this ASU will have a material impact on our consolidated financial position and results of operations.

In February 2016, the FASB issued ASU 2016-02, which amends the accounting for leases, requiring lessees to recognize most leases on their balance sheet with a right-of-use asset and a lease liability. Leases will be classified as either finance or operating leases, which will impact the expense recognition of such leases over the lease term. The ASU also modifies the lease classification criteria for lessors and eliminates some of the real estate leasing guidance previously applied for certain leasing transactions. This ASU is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We expect to adopt this ASU on January 1, 2019. Because of the number of leases we utilize to support our operations, the adoption of this ASU is expected to have a significant impact on our consolidated financial position and results of operations. We are currently evaluating the extent of this anticipated impact on our consolidated financial position and results of operations and the quantitative and qualitative factors that will impact us as part of the adoption of this ASU, as well as any changes to our leasing strategy because of the changes to the accounting and recognition of leases. During 2017, we organized an implementation group of cross-functional departmental management to ensure the completeness of its lease information, analyze the appropriate classification of current leases under the new standard, and develop new processes to execute, approve and classify leases on an ongoing basis. We have also engaged outside experts to assist in the development and execution of this plan, as well as the identification and selection of software tools and processes to maintain lease information critical to applying the new standard. We expect to complete the transition to the new accounting processes for leases to apply this ASU during the latter half of 2018.

In March 2016, the FASB issued ASU 2016-09, which was issued to simplify some of the accounting guidance for share-based compensation. Among the areas impacted by the amendments in this ASU is the accounting for income taxes related to share-based payments, accounting for forfeitures, classification of awards as equity or liabilities, and classification on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016. We adopted this ASU on January 1, 2017. Because of the recent decline in our stock price below our stock price at the stock award grant date for outstanding share-based awards, the principal impact from adopting this ASU has been a $16 million increase in our current provision for income taxes due to the deficiency created by a difference between the actual tax deduction that will be recognized from the vesting of outstanding share-based awards during the year ended December 31, 2017, compared to the higher stock compensation expense previously recorded over the vesting period as determined based on the fair value of the restricted stock at the grant date.

In January 2017, the FASB issued ASU 2017-04, which simplifies the accounting for goodwill impairment by eliminating step two from the goodwill impairment test. Instead of a two-step impairment model, if the carrying amount of a reporting unit exceeds its fair value as determined in step one of the impairment test, an impairment loss is measured at the amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. This ASU is effective for any interim or annual impairment tests for fiscal years beginning after December 15, 2019, with early adoption permitted. As noted in our critical accounting policy discussion on goodwill, during the fourth quarter of 2017 we performed our annual goodwill impairment analysis. Prior to the completion of the annual goodwill impairment analysis, we identified additional indicators of impairment that required an interim goodwill impairment evaluation, which was performed as of November 30, 2017. The result of that step one analysis indicated that the carrying value of the hospital reporting unit exceeded the estimated fair value. At that time, we elected to early adopt the simplified goodwill impairment model in ASU 2017-04, and as a result recorded a non-cash impairment charge of $1.419 billion to goodwill during the three months ended December 31, 2017.

In March 2017, the FASB issued ASU 2017-07, which changes the presentation of the components of net periodic benefit cost for sponsors of defined benefit plans for pensions. Under the changes in this ASU, the service cost component of net periodic benefit cost will be reported in the same income statement line as other employee compensation costs arising from services during the reporting period. The other components of net periodic benefit cost will be presented separately in a line item outside of operating income. This ASU is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. We adopted this ASU on January 1, 2018, and have determined that adoption will have an immaterial impact on our consolidated financial position and results of operations. Since the changes required in this new ASU only change the income statement classification of the components of net periodic benefit cost, no changes are expected to income from continuing operations or net income. Currently, we report all of the components of net periodic benefit cost as a component of salaries and benefits on the consolidated statement of income.

In August 2017, the FASB issued ASU 2017-12, which was issued to amend hedge accounting recognition and disclosure requirements to improve transparency and simplify the application of hedge accounting for certain hedging instruments. The amendments in this ASU that will have an impact on us include simplification of the periodic hedge effectiveness assessment, elimination of the benchmark interest rate concept for interest rate swaps, and enhancement of the ability to use the critical-terms match method for its cash flow hedges of forecasted interest payments. This ASU is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We early adopted this ASU on January 1, 2018, and concluded the adoption of this ASU will not have a material impact on our consolidated financial position and results of operations.

FORWARD-LOOKING STATEMENTS

Some of the matters discussed in this Report include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “thinks,” and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include, among other things:

•	general economic and business conditions, both nationally and in the regions in which we operate;

•	the impact of changes made to the Affordable Care Act, the potential for repeal or additional changes to the Affordable Care Act, its implementation or its interpretation (including through executive orders), as well as changes in other federal, state or local laws or regulations affecting our business;

•	the extent to which states support increases, decreases or changes in Medicaid programs, implement health insurance exchanges or alter the provision of healthcare to state residents through regulation or otherwise;

•	the future and long-term viability of health insurance exchanges and potential changes to the beneficiary enrollment process;

•	risks associated with our substantial indebtedness, leverage and debt service obligations, and the fact that a substantial portion of our indebtedness will mature and become due in the near future, including our ability to refinance such indebtedness on acceptable terms or to incur additional indebtedness;

•	demographic changes;

•	changes in, or the failure to comply with, governmental regulations;

•	potential adverse impact of known and unknown government investigations, audits, and federal and state false claims act litigation and other legal proceedings;

•	our ability, where appropriate, to enter into and maintain provider arrangements with payors and the terms of these arrangements, which may be further affected by the increasing consolidation of health insurers and managed care companies and vertical integration efforts involving payors and healthcare providers;

•	changes in, or the failure to comply with, contract terms with payors and changes in reimbursement rates paid by federal or state healthcare programs or commercial payors;

•	any potential additional impairments in the carrying value of goodwill, other intangible assets, or other long-lived assets, or changes in the useful lives of other intangible assets;

•	changes in inpatient or outpatient Medicare and Medicaid payment levels and methodologies;

•	the effects related to the continued implementation of the sequestration spending reductions and the potential for future deficit reduction legislation;

•	increases in the amount and risk of collectability of patient accounts receivable, including decreases in collectability which may result from, among other things, self-pay growth and difficulties in recovering payments for which patients are responsible, including co-pays and deductibles;

•	the efforts of insurers, healthcare providers, large employer groups and others to contain healthcare costs, including the trend toward value-based purchasing;

•	our ongoing ability to demonstrate meaningful use of certified EHR technology and recognize income for the related Medicare or Medicaid incentive payments, to the extent such payments have not expired;

•	increases in wages as a result of inflation or competition for highly technical positions and rising supply and drug costs due to market pressure from pharmaceutical companies and new product releases;

•	liabilities and other claims asserted against us, including self-insured malpractice claims;

•	competition;

•	our ability to attract and retain, at reasonable employment costs, qualified personnel, key management, physicians, nurses and other healthcare workers;

•	trends toward treatment of patients in less acute or specialty healthcare settings, including ambulatory surgery centers or specialty hospitals;

•	changes in medical or other technology;

•	changes in U.S. GAAP;

•	the availability and terms of capital to fund any additional acquisitions or replacement facilities or other capital expenditures;

•	our ability to successfully make acquisitions or complete divestitures, including the disposition of hospitals and non-hospital businesses pursuant to our portfolio rationalization and deleveraging strategy, our ability to complete any such acquisitions or divestitures on desired terms or at all (including to realize the anticipated amount of proceeds from contemplated dispositions), the timing of the completion of any such acquisitions or divestitures, and our ability to realize the intended benefits from any such acquisitions or divestitures;

•	the impact that changes in our relationships with joint venture or syndication partners could have on effectively operating our hospitals or ancillary services or in advancing strategic opportunities;

•	our ability to successfully integrate any acquired hospitals, or to recognize expected synergies from acquisitions;

•	the impact of seasonal severe weather conditions, including the timing and amount of insurance recoveries in relation to severe weather events such as Hurricanes Harvey and Irma;

•	our ability to obtain adequate levels of general and professional liability insurance;

•	timeliness of reimbursement payments received under government programs;

•	effects related to outbreaks of infectious diseases;

•	the impact of prior or potential future cyber-attacks or security breaches;

•	any failure to comply with the terms of the Corporate Integrity Agreement;

•	the concentration of our revenue in a small number of states;

•	our ability to realize anticipated cost savings and other benefits from our current strategic and operational cost savings initiatives;

•	changes in interpretations, assumptions and expectations regarding the Tax Act; and

•	the other risk factors set forth in this Form 10-K for the year ended December 31, 2017 and our other public filings with the SEC.

Although we believe that these forward-looking statements are based upon reasonable assumptions, these assumptions are inherently subject to significant regulatory, economic and competitive uncertainties and contingencies, which are difficult or impossible to predict accurately and may be beyond our control. Accordingly, we cannot give any assurance that our expectations will in fact occur and cautions that actual results may differ materially from those in the forward-looking statements. Given these uncertainties, prospective investors are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements are made as of the date of this filing. We undertake no obligation to revise or update any forward-looking statements, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate changes, primarily as a result of our Credit Facility which bears interest based on floating rates. In order to manage the volatility relating to the market risk, we entered into interest rate swap agreements described under the heading “Liquidity and Capital Resources” in Part II, Item 7 of this Form 10-K. We utilize risk management procedures and controls in executing derivative financial instrument transactions. We do not execute transactions or hold derivative financial instruments for trading purposes. Derivative financial instruments related to interest rate sensitivity of debt obligations are used with the goal of mitigating a portion of the exposure when it is cost effective to do so. As of December 31, 2017, our approximately $2.2 billion notional amount of interest rate swap agreements outstanding represented approximately 62.8% of our variable rate debt.

A 1% change in interest rates on variable rate debt in excess of that amount covered by interest rate swaps would have resulted in interest expense fluctuating approximately $27 million in 2017, $50 million in 2016 and $61 million in 2015. On a prospective basis, a 1% change in interest rates on the remaining unhedged variable rate debt existing as of December 31, 2017, would result in interest expense fluctuating approximately $13 million per year.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Community Health Systems, Inc.

Franklin, Tennessee

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Community Health Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of (loss) income, comprehensive (loss) income, stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2018, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Nashville, Tennessee

February 28, 2018

We have served as the Company’s auditor since 1996.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF (LOSS) INCOME

	Year Ended December 31,
	2017	2016	2015
	(In millions, except share and per share data)
Operating revenues (net of contractual allowances and discounts)	$18,398	$21,275	$22,564
Provision for bad debts	3,045	2,837	3,127

Net operating revenues	15,353	18,438	19,437

Operating costs and expenses:
Salaries and benefits	7,376	8,624	8,991
Supplies	2,672	3,011	3,048
Other operating expenses	3,864	4,248	4,520
Government and other legal settlements and related costs	(31)	16	4
Electronic health records incentive reimbursement	(28)	(70)	(160)
Rent	394	450	457
Depreciation and amortization	861	1,100	1,172
Impairment and (gain) loss on sale of businesses, net	2,123	1,919	68

Total operating costs and expenses	17,231	19,298	18,100

(Loss) income from operations	(1,878)	(860)	1,337
Interest expense, net of interest income of $11, $14 and $15 in 2017, 2016 and 2015, respectively	931	962	973
Loss from early extinguishment of debt	40	30	16
Gain on sale of investments in unconsolidated affiliates	-	(94)	-
Equity in earnings of unconsolidated affiliates	(16)	(43)	(63)

Loss from continuing operations before income taxes	(2,833)	(1,715)	411
(Benefit from) provision for income taxes	(449)	(104)	116

(Loss) income from continuing operations	(2,384)	(1,611)	295

Discontinued operations, net of taxes:
Loss from operations of entities sold or held for sale	(6)	(7)	(27)
Impairment of hospitals sold or held for sale	(6)	(8)	(5)
Loss on sale, net	-	-	(4)

Loss from discontinued operations, net of taxes	(12)	(15)	(36)

Net (loss) income	(2,396)	(1,626)	259
Less: Net income attributable to noncontrolling interests	63	95	101

Net (loss) income attributable to Community Health Systems, Inc. stockholders	$(2,459)	$(1,721)	$158

Basic (loss) income per share attributable to Community Health Systems, Inc. common stockholders:
Continuing operations	$(21.89)	$(15.41)	$1.69
Discontinued operations	(0.11)	(0.13)	(0.31)

Net (loss) income	$(22.00)	$(15.54)	$1.38

Diluted (loss) income per share attributable to Community Health Systems, Inc. common stockholders:
Continuing operations	$(21.89)	$(15.41)	$1.68
Discontinued operations	(0.11)	(0.13)	(0.31)

Net (loss) income	$(22.00)	$(15.54)	$1.37

Weighted-average number of shares outstanding:
Basic	111,769,821	110,730,971	114,454,674

Diluted	111,769,821	110,730,971	115,272,404

See accompanying notes to the consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Year Ended December 31,
	2017	2016	2015

	(In millions)
Net (loss) income	$(2,396)	$(1,626)	$259
Other comprehensive income (loss), net of income taxes:
Net change in fair value of interest rate swaps, net of tax (benefit) of $10, $10 and $(3) for the years ended December 31, 2017, 2016 and 2015, respectively	19	17	(6)
Net change in fair value of available-for-sale securities, net of tax	8	(11)	(5)
Amortization and recognition of unrecognized pension cost components, net of tax of $9, $2, and $1 for the years ended December 31, 2017, 2016, and 2015, respectively	14	3	1

Other comprehensive income (loss)	41	9	(10)

Comprehensive (loss) income	(2,355)	(1,617)	249
Less: Comprehensive income attributable to noncontrolling interests	63	95	101

Comprehensive (loss) income attributable to Community Health Systems, Inc. stockholders	$(2,418)	$(1,712)	$148

See accompanying notes to the consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
	(In millions, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$563	$238
Patient accounts receivable, net of allowance for doubtful accounts of $3,870 and $3,773 at December 31, 2017 and 2016, respectively	2,384	3,176
Supplies	444	480
Prepaid income taxes	17	17
Prepaid expenses and taxes	198	187
Other current assets	462	568

Total current assets	4,068	4,666

Property and equipment
Land and improvements	671	782
Buildings and improvements	6,971	7,438
Equipment and fixtures	3,855	4,202

Property and equipment, gross	11,497	12,422
Less accumulated depreciation and amortization	(4,445)	(4,273)

Property and equipment, net	7,052	8,149

Goodwill	4,723	6,521

Deferred income taxes	62	15

Other assets, net of accumulated amortization of $883 and $929 at December 31, 2017 and 2016, respectively	1,545	2,593

Total assets	$17,450	$21,944

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$33	$455
Accounts payable	967	995
Accrued liabilities:
Employee compensation	685	731
Accrued interest	229	207
Other	442	499

Total current liabilities	2,356	2,887

Long-term debt	13,880	14,789

Deferred income taxes	19	411

Other long-term liabilities	1,360	1,575

Total liabilities	17,615	19,662

Redeemable noncontrolling interests in equity of consolidated subsidiaries	527	554

Commitments and contingencies (Note 17)
EQUITY
Community Health Systems, Inc. stockholders’ (deficit) equity:
Preferred stock, $.01 par value per share, 100,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value per share, 300,000,000 shares authorized; 114,651,004 shares issued and outstanding at December 31, 2017, and 113,876,580 shares issued and outstanding at December 31, 2016	1	1
Additional paid-in capital	2,014	1,975
Accumulated other comprehensive loss	(21)	(62)
Accumulated deficit	(2,761)	(299)

Total Community Health Systems, Inc. stockholders’ (deficit) equity	(767)	1,615
Noncontrolling interests in equity of consolidated subsidiaries	75	113

Total (deficit) equity	(692)	1,728

Total liabilities and equity	$17,450	$21,944

See accompanying notes to the consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

		Community Health Systems, Inc. Stockholders
	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Noncontrolling Interests	Total Stockholders’ (Deficit) Equity
		Shares	Amount		Shares	Amount
					(In millions, except share data)
Balance, December 31, 2014	$531	117,701,087	$1	$2,095	(975,549)	$(7)	$(63)	$1,977	$80	$4,083
Comprehensive income	74	-	-	-	-	-	(10)	158	27	175
Contributions from noncontrolling interests	47	-	-	-	-	-	-	-	-	-
Distributions to noncontrolling interests	(70)	-	-	-	-	-	-	-	(30)	(30)
Purchase of subsidiary shares from noncontrolling interests	(25)	-	-	(16)	-	-	-	-	5	(11)
Disposition of less-than-wholly owned hospital	(8)	-	-	-	-	-	-	-	(2)	(2)
Other reclassifications of noncontrolling interests	(1)	-	-	-	-	-	-	-	1	1
Noncontrolling interests in acquired entity	2	-	-	-	-	-	-	-	5	5
Adjustment to redemption value of redeemable noncontrolling interests	21	-	-	(21)	-	-	-	-	-	(21)
Repurchases of common stock	-	(5,532,188)	-	(159)	-	-	-	-	-	(159)
Issuance of common stock in connection with the exercise of stock options	-	712,235	-	25	-	-	-	-	-	25
Issuance of shares in exchange for HMA common stock	-	(56)	-	-	-	-	-	-	-	-
Cancellation of restricted stock for tax withholdings on vested shares	-	(417,019)	-	(20)	-	-	-	-	-	(20)
Stock-based compensation	-	1,268,874	-	59	-	-	-	-	-	59

Balance, December 31, 2015	571	113,732,933	1	1,963	(975,549)	(7)	(73)	2,135	86	4,105
Comprehensive income (loss)	71	-	-	-	-	-	9	(1,721)	24	(1,688)
Distributions to noncontrolling interests, net of contributions	(69)	-	-	-	-	-	-	-	(23)	(23)
Purchase of subsidiary shares from noncontrolling interests	(14)	-	-	(9)	-	-	-	-	4	(5)
Disposition of less-than-wholly owned hospital	(3)	-	-	-	-	-	-	-	-	-
Noncontrolling interests in acquired entity	-	-	-	-	-	-	-	-	33	33
Adjustment to redemption value of redeemable noncontrolling interests	6	-	-	(6)	-	-	-	-	-	(6)
Distribution of Quorum Health Corporation	(8)	-	-	-	-	-	2	(713)	(11)	(722)
Cancellation of treasury stock	-	(975,549)	-	(7)	975,549	7	-	-	-	-
Cancellation of restricted stock for tax withholdings on vested shares	-	(368,945)	-	(6)	-	-	-	-	-	(6)
Income tax payable increase from vesting of restricted shares	-	-	-	(6)	-	-	-	-	-	(6)
Stock-based compensation	-	1,488,141	-	46	-	-	-	-	-	46

Balance, December 31, 2016	554	113,876,580	1	1,975	-	-	(62)	(299)	113	1,728
Comprehensive income (loss)	38	-	-	-	-	-	41	(2,459)	25	(2,393)
Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	5	5
Distributions to noncontrolling interests	(71)	-	-	-	-	-	-	-	(29)	(29)
Purchase of subsidiary shares from noncontrolling interests	(4)	-	-	(2)	-	-	-	-	-	(2)
Disposition of less-than-wholly owned hospital	2	-	-	-	-	-	-	-	(10)	(10)
Other reclassifications of noncontrolling interests	29								(29)	(29)
Noncontrolling interests in acquired entity	1	-	-	-	-	-	-	-	-	-
Adjustment to redemption value of redeemable noncontrolling interests	(22)	-	-	22	-	-	-	-	-	22
Distribution of Quorum Health Corporation	-	-	-	-	-	-	-	(3)	-	(3)
Cancellation of restricted stock for tax withholdings on vested shares	-	(560,098)	-	(5)	-	-	-	-	-	(5)
Stock-based compensation	-	1,334,522	-	24	-	-	-	-	-	24

Balance, December 31, 2017	$527	114,651,004	$1	$2,014	-	$-	$(21)	$(2,761)	$75	$(692)

See accompanying notes to the consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015
	(In millions)
Cash flows from operating activities:
Net (loss) income	$(2,396)	$(1,626)	$259
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	861	1,100	1,174
Deferred income taxes	(454)	(116)	103
Government and other legal settlements and related costs	9	16	4
Stock-based compensation expense	24	46	59
Loss on sale, net	-	-	4
Impairment of hospitals sold or held for sale	6	8	5
Impairment and (gain) loss on sale of businesses, net	2,123	1,919	68
Loss from early extinguishment of debt	40	30	16
Gain on sale of investments in unconsolidated affiliates	-	(94)	-
Other non-cash expenses, net	35	31	47
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Patient accounts receivable	732	(96)	(219)
Supplies, prepaid expenses and other current assets	(33)	25	(68)
Accounts payable, accrued liabilities and income taxes	(69)	(137)	(478)
Other	(105)	31	(53)

Net cash provided by operating activities	773	1,137	921

Cash flows from investing activities:
Acquisitions of facilities and other related businesses	(6)	(123)	(57)
Purchases of property and equipment	(564)	(744)	(953)
Proceeds from disposition of hospitals and other ancillary operations	1,692	143	155
Proceeds from sale of property and equipment	7	15	15
Purchases of available-for-sale securities	(125)	(505)	(162)
Proceeds from sales of available-for-sale securities	208	464	156
Proceeds from sale of investments in unconsolidated affiliates	-	403	-
Distribution from Quorum Health Corporation	-	1,219	-
Increase in other investments	(143)	(242)	(205)

Net cash provided by (used in) investing activities	1,069	630	(1,051)

Cash flows from financing activities:
Proceeds from exercise of stock options	-	-	25
Repurchase of restricted stock shares for payroll tax withholding requirements	(5)	(6)	(20)
Stock buy-back	-	-	(159)
Deferred financing costs and other debt-related costs	(66)	(26)	(30)
Proceeds from noncontrolling investors in joint ventures	5	-	47
Redemption of noncontrolling investments in joint ventures	(6)	(19)	(36)
Distributions to noncontrolling investors in joint ventures	(100)	(92)	(100)
Proceeds from sale-lease back	-	159	-
Borrowings under credit agreements	841	4,879	4,922
Issuance of long-term debt	3,100	-	-
Proceeds from receivables facility	105	107	206
Repayments of long-term indebtedness	(5,391)	(6,715)	(5,050)

Net cash used in financing activities	(1,517)	(1,713)	(195)

Net change in cash and cash equivalents	325	54	(325)
Cash and cash equivalents at beginning of period	238	184	509

Cash and cash equivalents at end of period	$563	$238	$184

Supplemental disclosure of cash flow information:
Interest payments	$(852)	$(930)	$(925)

Income tax (payments) refunds, net	$(4)	$16	$(12)

See accompanying notes to the consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Business.    Community Health Systems, Inc. is a holding company and operates no business in its own name. On a consolidated basis, Community Health Systems, Inc. and its subsidiaries (collectively the “Company”) own, lease and operate general acute care hospitals in communities across the country. As of December 31, 2017, the Company owned or leased 125 hospitals, included in continuing operations, including two stand-alone rehabilitation or psychiatric hospitals, licensed for 20,850 beds in 19 states. Throughout these notes to the consolidated financial statements, Community Health Systems, Inc. (the “Parent”) and its consolidated subsidiaries are referred to on a collective basis as the “Company.” This drafting style is not meant to indicate that the publicly-traded Parent or any particular subsidiary of the Parent owns or operates any asset, business, or property. The hospitals, operations and businesses described in this filing are owned and operated, and management services provided, by distinct and indirect subsidiaries of Community Health Systems, Inc.

As of December 31, 2017, Florida, Texas, Pennsylvania and Indiana represent the only areas of significant geographic concentration. Operating revenues, net of contractual allowances and discounts (but before the provision for bad debts), generated by the Company’s hospitals in Florida, as a percentage of consolidated operating revenues, were 14.8% in 2017, 14.1% in 2016 and 13.6% in 2015. Operating revenues, net of contractual allowances and discounts (but before the provision for bad debts), generated by the Company’s hospitals in Texas, as a percentage of consolidated operating revenues, were 12.1% in 2017, 11.4% in 2016 and 11.1% in 2015. Operating revenues, net of contractual allowances and discounts (but before the provision for bad debts), generated by the Company’s hospitals in Pennsylvania, as a percentage of consolidated operating revenues, were 9.2% in 2017, 11.2% in 2016 and 10.6% in 2015. Operating revenues, net of contractual allowances and discounts (but before the provision for bad debts), generated by the Company’s hospitals in Indiana, as a percentage of consolidated operating revenues, were 9.9% in 2017, 8.6% in 2016 and 7.3% in 2015.

Use of Estimates.    The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from these estimates under different assumptions or conditions.

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

Cost of Revenue.    Substantially all of the Company’s operating costs and expenses are “cost of revenue” items. Operating costs that could be classified as general and administrative by the Company would include the Company’s corporate office costs at its Franklin, Tennessee office which were collectively $189 million, $197 million and $266 million for the years ended December 31, 2017, 2016 and 2015, respectively. Included in these corporate office costs is stock-based compensation of $24 million, $46 million and $59 million for the years ended December 31, 2017, 2016 and 2015, respectively.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Cash Equivalents.    The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents.

Supplies.    Supplies, principally medical supplies, are stated at the lower of cost (first-in, first-out basis) or market.

Marketable Securities.    The Company’s marketable securities are classified as trading or available-for-sale. Available-for-sale securities are carried at fair value as determined by quoted market prices, with unrealized gains and losses reported as a separate component of stockholders’ (deficit) equity. Trading securities are reported at fair value with unrealized gains and losses included in earnings. Other comprehensive (loss) income, net of tax, included an unrealized gain of $8 million during the year ended December 31, 2017 and an unrealized loss of $11 million and $5 million during the years ended December 31, 2016 and 2015, respectively, related to these available-for-sale securities.

Property and Equipment.    Property and equipment are recorded at cost. Depreciation is recognized using the straight-line method over the estimated useful lives of the land and improvements (3 to 20 years), buildings and improvements (5 to 40 years) and equipment and fixtures (3 to 18 years). Costs capitalized as construction in progress were $222 million and $227 million at December 31, 2017 and 2016, respectively. Expenditures for renovations and other significant improvements are capitalized; however, maintenance and repairs which do not improve or extend the useful lives of the respective assets are charged to operations as incurred. Interest capitalized related to construction in progress was $11 million, $9 million and $16 million for the years ended December 31, 2017, 2016 and 2015, respectively. Purchases of property and equipment and internal-use software accrued in accounts payable and not yet paid were $166 million and $115 million at December 31, 2017 and 2016, respectively.

The Company also leases certain facilities and equipment under capital leases (see Note 10). Such assets are amortized on a straight-line basis over the lesser of the term of the lease or the remaining useful lives of the applicable assets. During the year ended December 31, 2017, the Company had non-cash investing activity of $31 million related to certain facility and equipment additions that were financed through capital leases and other debt.

Goodwill.    Goodwill represents the excess of the fair value of the consideration conveyed in the acquisition over the fair value of net assets acquired. Goodwill arising from business combinations is not amortized. Goodwill is required to be evaluated for impairment at the same time every year and when an event occurs or circumstances change such that it is more likely than not that impairment may exist. The Company performs its annual testing of impairment for goodwill in the fourth quarter of each year. As further discussed in Note 5, the Company recorded impairment charges of $1.419 billion and $1.395 billion during the years ended December 31, 2017 and 2016, respectively.

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

Net Operating Revenues.    Net operating revenues are recorded net of provisions for contractual allowance of approximately $93.6 billion, $98.2 billion and $95.3 billion for the years ended December 31, 2017, 2016 and 2015, respectively. Net operating revenues are recognized when services are provided and are reported at the estimated net realizable amount from patients, third-party payors and others for services rendered. Also included

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

in the provision for contractual allowance shown above is the value of administrative and other discounts provided to self-pay patients eliminated from net operating revenues which was $3.6 billion, $3.2 billion and $3.0 billion for the years ended December 31, 2017, 2016 and 2015, respectively.

Throughout 2017 and culminating with the financial close process at December 31, 2017, the Company developed new accounting methodologies and processes to implement ASU 2014-09, the new accounting standard for revenue recognition that was adopted effective January 1, 2018. By implementing new data extraction techniques and updated hindsight information on historical collection data, the Company was able to better estimate the net amount after contractual allowances owed by the third-party payor and what will be owed by the patient based on historical experience. Such updated information included portfolio-level data related to historical collection amounts on an individual hospital and patient level that previously had not been readily available. Using this information the Company created a new accounting process by which it can estimate contractual allowances on a per patient basis. In addition to this new accounting methodology, the Company also revised its methods of estimating contractual allowances to (1) expand the hindsight period over which the Company analyzes payors’ historical paid claims data to estimate contractual allowances, (2) expand the basis for payor denied claims to refine the hindsight reserve for such denials, and (3) adjust the contractual allowances for certain categories of commercial payors using more precise historical experience based on recent patterns of account reimbursement. Additionally, the Company evaluated the estimated collection of those amounts due from the patient as part of the Company’s estimate of the allowance for doubtful accounts. This analysis also included an evaluation of patient accounts receivable retained after the divestiture of 30 hospitals throughout 2017, and certain other revenues. Based on these new accounting processes and methodologies, the Company recorded a change in estimate during the three months ended December 31, 2017 to increase contractual allowances by approximately $197 million, and to record additional provision for bad debts and increase the allowance for doubtful accounts by $394 million. The total impact of the change in estimate recorded during the three months ended December 31, 2017 was a decrease to net operating revenues of $591 million.

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

Included in the provision for contractual allowance shown above is $482 million, $487 million and $453 million for the years ended December 31, 2017, 2016 and 2015, respectively, representing the value (at the Company’s standard charges) of these charity care services that are excluded from net operating revenues.

The estimated cost incurred by the Company to provide these charity care services to patients who are unable to pay was approximately $62 million, $64 million and $64 million for the years ended December 31, 2017, 2016 and 2015, respectively. The estimated cost of these charity care services was determined using a ratio of cost to gross charges and applying that ratio to the gross charges associated with providing care to charity patients for the period.

Currently, several states utilize supplemental reimbursement programs for the purpose of providing reimbursement to providers to offset a portion of the cost of providing care to Medicaid patients. These programs are designed with input from the Centers for Medicare and Medicaid Services and are funded with a combination of state and federal resources, including, in certain instances, fees or taxes levied on the providers. Similar programs are also being considered by other states. After these supplemental programs are signed into law, the Company recognizes revenue and related expenses in the period in which amounts are estimable and collection is

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

reasonably assured. Reimbursement under these programs is reflected in net operating revenues and fees, taxes or other program-related costs are reflected in other operating expenses.

Operating revenues, net of contractual allowances and discounts (but before the provision for bad debts), recognized during the years ended December 31, 2017, 2016 and 2015, were as follows (in millions):

	Year Ended December 31,
	2017	2016	2015
Medicare	$4,188	$5,089	$5,439
Medicaid	1,900	2,234	2,532
Managed Care and other third-party payors	9,991	11,354	11,816
Self-pay	2,319	2,598	2,777

Total	$18,398	$21,275	$22,564

Third-Party Reimbursement.    Net patient service revenue is reported at the estimated net realizable amount from patients, third-party payors and others for services rendered. Operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems, provisions of cost-reimbursement and other payment methods. Approximately 33.1%, 34.4% and 35.3% of operating revenues, net of contractual allowances and discounts (but before the provision for bad debts), for the years ended December 31, 2017, 2016 and 2015, respectively, are related to services rendered to patients covered by the Medicare and Medicaid programs. Revenues from Medicare outlier payments are included in the amounts received from Medicare and were approximately 0.33%, 0.38% and 0.28% of operating revenues, net of contractual allowances and discounts (but before the provision for bad debts), for the years ended December 31, 2017, 2016 and 2015, respectively. In addition, the Company is reimbursed by non-governmental payors using a variety of payment methodologies. Amounts received by the Company for treatment of patients covered by such programs are generally less than the standard billing rates. The differences between the estimated program reimbursement rates and the standard billing rates are accounted for as contractual adjustments, which are deducted from gross revenues to arrive at operating revenues (net of contractual allowances and discounts). These net operating revenues are an estimate of the net realizable amount due from these payors. The process of estimating contractual allowances requires the Company to estimate the amount expected to be received based on payor contract provisions. The key assumption in this process is the estimated contractual reimbursement percentage, which is based on payor classification and historical paid claims data. Due to the complexities involved in these estimates, actual payments the Company receives could be different from the amounts it estimates and records. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. Adjustments to previous program reimbursement estimates are accounted for as contractual allowance adjustments and reported in the periods that such adjustments become known.

Amounts due to third-party payors were $156 million and $99 million as of December 31, 2017 and 2016, respectively, and are included in accrued liabilities-other in the accompanying consolidated balance sheets. As part of the change in estimate to contractual allowances recorded during the three months ended December 31, 2017 discussed above, the Company recorded additional amounts due to third-party payors related to estimated amounts owed or expected to be recouped under certain state Medicaid disproportionate share reimbursement programs. These estimates were based on the results of completed audits and an estimate of probable outcomes of future audits considering the cost limits defined under the respective state program. Amounts due from third-party payors were $153 million and $186 million as of December 31, 2017 and 2016, respectively, and are included in other current assets in the accompanying consolidated balance sheets. Substantially all Medicare and Medicaid cost reports are final settled through 2014.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Allowance for Doubtful Accounts.    Accounts receivable are reduced by an allowance for amounts that could become uncollectible in the future. Substantially all of the Company’s receivables are related to providing healthcare services to patients at its hospitals and affiliated businesses.

The Company estimates the allowance for doubtful accounts by reserving a percentage of all self-pay accounts receivable without regard to aging category, based on collection history, adjusted for expected recoveries and any anticipated changes in trends. As discussed above, the Company’s historical accounting systems and processes to estimate net operating revenues from third-party payors did not have the ability to specifically identify the portion of an insured patient account that was due from the patient (e.g., deductibles and co-payments), and did not provide portfolio-level data related to historical collection amounts on an individual hospital or patient level. As part of the new accounting methodologies and processes developed in 2017 to implement the new accounting standard on revenue recognition, which was required to be adopted on January 1, 2018, the Company changed its methodology for estimating those amounts that are recorded as part of the receivable with the primary insurance payor but will ultimately be due from the patient. While the Company’s historical estimation process for the allowance for doubtful accounts utilized historical write-off and collection information on a consolidated basis, the new processes and related data obtained from the hindsight analysis provided updated information on the ultimate collectability of all patient accounts for the amount at the date of service that will ultimately be due from the patient. Such information was evaluated at a portfolio level by payor and by hospital rather than on a consolidated basis.

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

As discussed above, during the three months ended December 31, 2017, the Company recorded $394 million of additional provision for bad debts and a corresponding increase to the allowance for doubtful accounts. As required by generally accepted accounting principles, the Company adopted the new revenue recognition accounting standards in ASU 2014-09 on January 1, 2018. In connection with the adoption of this ASU, during the fourth quarter of 2017, the Company completed an extensive analysis of its patient revenues and patient accounts receivable and developed new accounting processes and methodologies. This analysis also included an evaluation of patient accounts receivable retained after the divestiture of 30 hospitals throughout 2017, and certain other revenues.

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

The Company recognized approximately $28 million, $70 million and $160 million for the years ended December 31, 2017, 2016 and 2015, respectively, of incentive reimbursement for HITECH incentives from Medicare and Medicaid related to certain of the Company’s hospitals and for certain of the Company’s employed physicians that have demonstrated meaningful use of certified EHR technology or have completed attestations to their adoption or implementation of certified EHR technology. These incentive reimbursements are presented as a reduction of operating costs and expenses on the consolidated statements of (loss) income. The Company received cash related to the incentive reimbursement for HITECH incentives of approximately $41 million, $123 million and $75 million for the years ended December 31, 2017, 2016 and 2015, respectively. The Company recorded no deferred revenue in connection with the receipt of these cash payments at either December 31, 2017 or 2016.

Physician Income Guarantees.    The Company enters into physician recruiting agreements under which it supplements physician income to a minimum amount over a period of time, typically one year, while the physicians establish themselves in the community. As part of the agreements, the physicians are committed to practice in the community for a period of time, typically three years, which extends beyond their income guarantee period. The Company records an asset and liability for the estimated fair value of minimum revenue guarantees on new agreements. Adjustments to the ultimate value of the guarantee paid to physicians are recognized in the period that the change in estimate is identified. The Company amortizes an asset over the life of

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

the agreement. As of December 31, 2017 and 2016, the unamortized portion of these physician income guarantees was $29 million and $37 million, respectively.

Concentrations of Credit Risk.    The Company grants unsecured credit to its patients, most of whom reside in the service area of the Company’s facilities and are insured under third-party payor agreements. Because of the economic diversity of the Company’s facilities and non-governmental third-party payors, Medicare represents the only significant concentration of credit risk from payors. Accounts receivable, net of contractual allowances, from Medicare was $220 million and $402 million at December 31, 2017 and 2016, respectively, representing 4% and 6% of consolidated net accounts receivable, before allowance for doubtful accounts, as of December 31, 2017 and 2016, respectively.

Accounting for the Impairment or Disposal of Long-Lived Assets.    During the year ended December 31, 2017, the Company recorded a total combined impairment charge and loss on disposal of approximately $388 million to reduce the carrying value of certain hospitals that have been deemed held for sale based on the difference between the carrying value of the hospital disposal groups compared to estimated fair value less costs to sell. Included in the carrying value of the hospital disposal groups at December 31, 2017 is a net allocation of approximately $7 million of goodwill allocated from the hospital operations reporting unit goodwill based on a calculation of the disposal groups’ relative fair value compared to the total reporting unit. The Company will continue to evaluate the potential for further impairment of the long-lived assets of underperforming hospitals as well as evaluating offers for potential sale. Based on such analysis, additional impairment charges may be recorded in the future.

Additionally, the Company recorded an impairment charge of approximately $341 million during the three months ended December 31, 2017 for several underperforming hospitals as well as for certain hospitals deemed held for sale or where the Company has received offers or executed non-binding letters of intent to sell the hospital.

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

Income Taxes.    The Company accounts for income taxes under the asset and liability method, in which deferred income tax assets and liabilities are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in the consolidated statement of loss during the period in which the tax rate change becomes law.

Comprehensive Loss.    Comprehensive loss is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.

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

The Company operated in two distinct operating segments during 2016, represented by the hospital operations (which includes the Company’s acute care hospitals and related healthcare entities that provide inpatient and outpatient healthcare services) and the home care agencies operations (which provide in-home outpatient care). U.S. GAAP requires (1) that financial information be disclosed for operating segments that meet a 10% quantitative threshold of the consolidated totals of net revenue, profit or loss, or total assets; and (2) that the individual reportable segments disclosed contribute at least 75% of total consolidated net revenue. Based on these measures, only the hospital operations segment meets the criteria as a separate reportable segment. Financial information for the home care agencies segment does not meet the quantitative thresholds and is therefore combined with corporate into the all other reportable segment. Additionally, as discussed in Note 3, on December 31, 2016, the Company sold 80% of its ownership interest in the home care segment. In 2017 and in future periods, the Company will only operate in one operating segment.

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

New Accounting Pronouncements.    In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, which outlines a single comprehensive model for recognizing revenue and supersedes most existing revenue recognition guidance, including guidance specific to the healthcare industry. This ASU provides companies the option of applying a full or modified retrospective approach upon adoption. This ASU is effective for fiscal years beginning after December 15, 2017, with early adoption permitted for annual periods beginning after December 15, 2016. The Company adopted this ASU on January 1, 2018 and during the fourth quarter of 2017 it completed its plan for adoption, including updating its revenue recognition policies, procedures and control framework and evaluating the resulting impact on its consolidated financial position, results of operations and cash flows. A significant element of executing this plan was the process of reviewing sources of revenue and evaluating the patient account population to determine the appropriate distribution of patient accounts into portfolios with similar characteristics that, when evaluated under the new revenue standard, will result in a materially consistent revenue amount for such portfolios as if each patient account was evaluated on a contract-by-contract basis. As part of this evaluation, the Company invested significant time and resources to evaluate the estimates of how much of its insured patient accounts receivable will ultimately be due from the patient as a co-pay or deductible, and of that amount, how much will ultimately be collectible. The application of these new processes and methodologies to evaluate updated collection data to determine the patient portfolios and estimate the implicit price concessions and constraints on revenue required by this new accounting standard resulted in new information that reflected a required reduction to the amount of net patient accounts receivable on the Company’s consolidated statement of financial position. As a result, the

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Company recorded a change in estimate through additional contractual allowances and allowance for doubtful accounts at December 31, 2017 as further discussed above with respect to the Company’s accounting policies on net operating revenues and the allowance for doubtful accounts. The Company does not expect the adoption of this ASU to have a material impact on its consolidated results of operations on a prospective basis.

The Company also assessed the impact of the new standard on various reimbursement programs that represent variable consideration, including settlements with third party payors, disproportionate share payments, supplemental state Medicaid programs, bundled payment of care programs and other reimbursement programs in which the Company’s hospitals participate. Industry guidance is continuing to develop around this issue, and any conclusions in the final industry guidance that is inconsistent with the Company’s application could result in changes to the Company’s expectations regarding the impact that this new accounting standard could have on the Company’s financial statements. The Company does not believe such industry guidance will have an impact on its current accounting policies and procedures related to third party settlements. Final drafts of industry guidance on these and other reimbursement programs unique to the healthcare industry are expected later in 2018. The Company is monitoring the development of such guidance.

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

Previously, the Company disclosed its intention to apply the full retrospective approach to implementing this ASU upon adoption at January 1, 2018. During the last several months, as the Company has developed and implemented new processes for accumulating detailed financial information on patient revenue at the portfolio level, management concluded that the full retrospective approach to applying this ASU to prior periods would be significantly impacted by the number of hospitals that the Company has divested or spun-off in recent years, and the effect of those transactions on the portfolios. As a result, the Company has applied the modified retrospective approach to adopting this ASU.

In January 2016, the FASB issued ASU 2016-01, which amends the measurement, presentation and disclosure requirements for equity investments, other than those accounted for under the equity method or that require consolidation of the investee. The ASU eliminates the classification of equity investments as available-for-sale with any changes in fair value of such investments recognized in other comprehensive income, and requires entities to measure equity investments at fair value, with any changes in fair value recognized in net income. This ASU is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. The Company adopted this ASU on January 1, 2018, and does not expect the adoption of this ASU will have a material impact on its consolidated financial position and results of operations.

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

In March 2016, the FASB issued ASU 2016-09, which was issued to simplify some of the accounting guidance for share-based compensation. Among the areas impacted by the amendments in this ASU is the accounting for income taxes related to share-based payments, accounting for forfeitures, classification of awards as equity or liabilities, and classification on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016. The Company adopted this ASU on January 1, 2017. Because of the recent decline in the Company’s stock price below the Company’s stock price at the stock award grant date for outstanding share-based awards, the principal impact from adopting this ASU has been a $16 million increase in the Company’s current provision for income taxes due to the deficiency created by a difference between the actual tax deduction that will be recognized from the vesting of outstanding share-based awards during the year ended December 31, 2017, compared to the higher stock compensation expense previously recorded over the vesting period as determined based on the fair value of the restricted stock at the grant date.

In January 2017, the FASB issued ASU 2017-04, which simplifies the accounting for goodwill impairment by eliminating step two from the goodwill impairment test. Instead of a two-step impairment model, if the carrying amount of a reporting unit exceeds its fair value as determined in step one of the impairment test, an impairment loss is measured at the amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. This ASU is effective for any interim or annual impairment tests for fiscal years beginning after December 15, 2019, with early adoption permitted. During the fourth quarter of 2017, the Company performed its annual goodwill impairment analysis. Prior to the completion of the annual goodwill impairment analysis, the Company identified additional indicators of impairment that required an interim goodwill impairment evaluation, which was performed as of November 30, 2017. The result of that step one analysis indicated that the carrying value of the hospital reporting unit exceeded the estimated fair value. At that time, the Company elected to early adopt the simplified goodwill impairment model in ASU 2017-04, and as a result recorded a non-cash impairment charge of $1.419 billion to goodwill during the three months ended December 31, 2017.

In March 2017, the FASB issued ASU 2017-07, which changes the presentation of the components of net periodic benefit cost for sponsors of defined benefit plans for pensions. Under the changes in this ASU, the service cost component of net periodic benefit cost will be reported in the same income statement line as other employee compensation costs arising from services during the reporting period. The other components of net periodic benefit cost will be presented separately in a line item outside of operating income. This ASU is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. The Company adopted this ASU on January 1, 2018, and has determined that adoption will have an immaterial impact on the Company’s consolidated financial position and results of operations. Since the changes required in this new ASU only change the income statement classification of the components of net periodic benefit cost, no changes are expected to income from continuing operations or net income. Currently, the Company reports all of the components of net periodic benefit cost as a component of salaries and benefits on the consolidated statement of income.

In August 2017, the FASB issued ASU 2017-12, which was issued to amend hedge accounting recognition and disclosure requirements to improve transparency and simplify the application of hedge accounting for certain

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

hedging instruments. The amendments in this ASU that will have an impact on the Company include simplification of the periodic hedge effectiveness assessment, elimination of the benchmark interest rate concept for interest rate swaps, and enhancement of the ability to use the critical-terms match method for its cash flow hedges of forecasted interest payments. This ASU is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company early adopted this ASU on January 1, 2018, and concluded the adoption of this ASU will not have a material impact on its consolidated financial position and results of operations.

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

The 2009 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the IRC and for the grant of stock options which do not so qualify, stock appreciation rights, restricted stock, restricted stock units, performance-based shares or units and other share awards. Persons eligible to receive grants under the 2009 Plan include the Company’s directors, officers, employees and consultants. To date, all options granted under the 2009 Plan have been “nonqualified” stock options for tax purposes. Generally, vesting of these granted options occurs in one-third increments on each of the first three anniversaries of the award date. Options granted in 2011 or later have a 10-year contractual term. The amendment and restatement of the 2009 Plan, as approved by the Company’s stockholders at the 2016 Annual Meeting, increased the number of shares of common stock available for grant under the 2009 Plan by an additional 5,000,000 shares. As of December 31, 2017, 4,022,248 shares of unissued common stock were reserved for future grants under the 2009 Plan.

The exercise price of all options granted under the 2000 Plan and the 2009 Plan has been equal to the fair value of the Company’s common stock on the option grant date.

The following table reflects the impact of total compensation expense related to stock-based equity plans on the reported operating results for the respective periods (in millions):

	Year Ended December 31,
	2017	2016	2015
Effect on (loss) income from continuing operations before income taxes	$(24)	$(46)	$(59)

Effect on net (loss) income	$(16)	$(27)	$(35)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At December 31, 2017, $16 million of unrecognized stock-based compensation expense related to outstanding unvested restricted stock and restricted stock units (the terms of which are summarized below) was expected to be recognized over a weighted-average period of 19 months. There is no expense to be recognized related to stock options. There were no modifications to awards during the years ended December 31, 2017 and 2016, other than those required by the Employee Matters Agreement (“EMA”) entered into as part of the spinoff of Quorum Health Corporation (“QHC”), as further discussed below.

Options outstanding and exercisable under the 2000 Plan and the 2009 Plan as of December 31, 2017, and changes during each of the years in the three-year period prior to December 31, 2017, were as follows (in millions, except share and per share data):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value as of December 31, 2017
Outstanding at December 31, 2014	1,953,727	$32.94
Granted	-	-
Exercised	(711,568)	35.15
Forfeited and cancelled	(10,001)	34.96

Outstanding at December 31, 2015	1,232,158	31.65
Granted	-	-
Exercised	-	-
Forfeited and cancelled	(46,838)	27.44

Outstanding at December 31, 2016	1,185,320	28.12
Granted	-	-
Exercised	-	-
Forfeited and cancelled	(69,653)	33.52

Outstanding at December 31, 2017	1,115,667	$31.56	2.0 years	$-

Exercisable at December 31, 2017	1,115,667	$31.56	2.0 years	$-

The weighted-average exercise prices in the table above for periods prior to the April 29, 2016 spin-off of QHC reflect the historical prices at those dates. No stock options were granted during the years ended December 31, 2017, 2016 and 2015. The aggregate intrinsic value (calculated as the number of in-the-money stock options multiplied by the difference between the Company’s closing stock price on the last trading day of the reporting period ($4.26) and the exercise price of the respective stock options) in the table above represents the amount that would have been received by the option holders had all option holders exercised their options on December 31, 2017. This amount changes based on the market value of the Company’s common stock. There were no options exercised during the years ended December 31, 2017 and 2016. The aggregate intrinsic value of options exercised during the year ended December 31, 2015 was $9 million. The aggregate intrinsic value of options vested and expected to vest approximates that of the outstanding options.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Restricted stock outstanding under the 2000 Plan and the 2009 Plan as of December 31, 2017, and changes during each of the years in the three-year period prior to December 31, 2017, were as follows:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2014	2,760,639	$39.82
Granted	1,254,500	47.69
Vested	(1,156,226)	37.61
Forfeited	(13,334)	41.32

Unvested at December 31, 2015	2,845,579	44.18
Granted	1,611,049	14.11
Vested	(1,343,003)	43.39
Forfeited	(144,340)	19.99

Unvested at December 31, 2016	2,969,285	29.39
Granted	1,502,000	9.10
Vested	(1,586,855)	33.91
Forfeited	(240,511)	18.20

Unvested at December 31, 2017	2,643,919	16.17

Restricted stock units (“RSUs”) have been granted to the Company’s outside directors under the 2000 Plan and the 2009 Plan. On March 1, 2015, each of the Company’s outside directors received a grant under the 2009 Plan of 3,504 RSUs. On March 1, 2016, each of the Company’s outside directors received a grant under the 2009 Plan of 11,017 RSUs. On March 1, 2017, each of the Company’s outside directors received a grant under the 2009 Plan of 18,498 RSUs. Each of the 2015, 2016 and 2017 grants had a grant date fair value of approximately $170,000. Vesting of these RSUs occurs in one-third increments on each of the first three anniversaries of the award date.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

RSUs outstanding under the 2000 Plan and the 2009 Plan as of December 31, 2017, and changes during each of the years in the three-year period prior to December 31, 2017, were as follows:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2014	49,362	$36.07
Granted	21,024	47.70
Vested	(27,708)	31.76
Forfeited	-	-

Unvested at December 31, 2015	42,678	44.59
Granted	99,140	16.90
Vested	(21,432)	43.87
Forfeited	-	-

Unvested at December 31, 2016	120,386	22.06
Granted	110,988	9.19
Vested	(59,296)	24.90
Forfeited	-	-

Unvested at December 31, 2017	172,078	12.78

3. ACQUISITIONS AND DIVESTITURES

Acquisitions

The Company accounts for all transactions that represent business combinations using the acquisition method of accounting, where the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquired entity are recognized and measured at their fair values on the date the Company obtains control in the acquiree. Such fair values that are not finalized for reporting periods following the acquisition date are estimated and recorded as provisional amounts. Adjustments to these provisional amounts during the measurement period (defined as the date through which all information required to identify and measure the consideration transferred, the assets acquired, the liabilities assumed and any noncontrolling interests has been obtained, limited to one year from the acquisition date) are recorded when identified. Goodwill is determined as the excess of the fair value of the consideration conveyed in the acquisition over the fair value of the net assets acquired.

Excluding acquisition and integration expenses related to the 2014 acquisition of HMA, acquisition and integration expenses related to prospective and closed acquisitions included in other operating expenses on the consolidated statements of (loss) income were $2 million, $5 million and $8 million during the years ended December 31, 2017, 2016 and 2015, respectively. Approximately $1 million of acquisition and related integration expense related to the HMA acquisition was recognized during the year ended December 31, 2015.

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

There were no hospital acquisitions in either of the years ended December 31, 2017 and 2015. The table below summarizes the allocations of the purchase price (including assumed liabilities) for the above hospital acquisition transactions in 2016 (in millions):

2016
Current assets	$7
Property and equipment	69
Goodwill	57
Intangible assets	10
Other long-term assets	3
Liabilities	(10)
Noncontrolling interests	(28)

Total identifiable net assets	$108

The operating results of the foregoing transactions have been included in the accompanying consolidated statements of (loss) income from their respective dates of acquisition, including net operating revenues of $214 million for the year ended December 31, 2016, from hospital acquisitions that closed during that year.

Other Acquisitions

During the years ended December 31, 2017, 2016 and 2015, one or more subsidiaries of the Company paid approximately $6 million, $16 million and $51 million, respectively, to acquire the operating assets and related businesses of certain physician practices, clinics and other ancillary businesses that operate within the communities served by the Company’s affiliated hospitals. In connection with these acquisitions, during the year ended December 31, 2017, the Company allocated approximately $2 million of the consideration paid to property and equipment and net working capital and the remainder, approximately $4 million consisting of intangible assets that do not qualify for separate recognition, to goodwill. No value was allocated to noncontrolling interest recorded in these acquisitions. During 2016, the Company allocated approximately $8 million of the consideration paid to property and equipment and net working capital and the remainder, approximately $14 million consisting of intangible assets that do not qualify for separate recognition, to goodwill. The value of noncontrolling interest acquired in these acquisitions was $6 million. During 2015, the Company allocated approximately $19 million of the consideration paid to property and equipment and net working capital and the remainder, approximately $39 million consisting of intangible assets that do not qualify for separate recognition, to goodwill. The value of noncontrolling interest acquired in these acquisitions was $7 million.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Divestitures

In April 2014, FASB issued ASU 2014-08, which changed the requirements for reporting discontinued operations. Under this accounting standard, a discontinued operation is a disposal that represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. Additional disclosures are required for significant components of the entity that are disposed of or are held for sale but do not qualify as discontinued operations. This ASU was adopted on January 1, 2015 and is required to be applied on a prospective basis for disposals or components initially classified as held for sale after adoption. As a result, the following divestitures occurring subsequent to the date of adoption are included in continuing operations for the years ended December 31, 2017 and 2016. Additionally, the impact of the hospitals and other assets spun off to QHC are discussed in Note 4 below.

The following table provides a summary of hospitals included in continuing operations that the Company divested during the years ended December 31, 2017, 2016, and 2015:

Hospital	Buyer	City, State	Licensed Beds	Effective Date
2017 Divestitures:

Highlands Regional Medical Center	HCA Holdings, Inc. (“HCA”)	Sebring, FL	126	November 1, 2017
Merit Health Northwest Mississippi	Curae Health, Inc.	Clarksdale, MS	181	November 1, 2017
Weatherford Regional Medical Center	HCA	Weatherford, TX	103	October 1, 2017
Brandywine Hospital	Reading Health System	Coatesville, PA	169	October 1, 2017
Chestnut Hill Hospital	Reading Health System	Philadelphia, PA	148	October 1, 2017
Jennersville Hospital	Reading Health System	West Grove, PA	63	October 1, 2017
Phoenixville Hospital	Reading Health System	Phoenixville, PA	151	October 1, 2017
Pottstown Memorial Medical Center	Reading Health System	Pottstown, PA	232	October 1, 2017
Yakima Regional Medical and Cardiac Center	Regional Health	Yakima, WA	214	September 1, 2017
Toppenish Community Hospital	Regional Health	Toppenish, WA	63	September 1, 2017
Memorial Hospital of York	PinnacleHealth System	York, PA	100	July 1, 2017
Lancaster Regional Medical Center	PinnacleHealth System	Lancaster, PA	214	July 1, 2017
Heart of Lancaster Regional Medical Center	PinnacleHealth System	Lititz, PA	148	July 1, 2017
Carlisle Regional Medical Center	PinnacleHealth System	Carlisle, PA	165	July 1, 2017
Tomball Regional Medical Center	HCA	Tomball, TX	350	July 1, 2017
South Texas Regional Medical Center	HCA	Jourdanton, TX	67	July 1, 2017
Deaconess Hospital	MultiCare Health System	Spokane, WA	388	July 1, 2017
Valley Hospital	MultiCare Health System	Spokane Valley, WA	123	July 1, 2017
Lake Area Medical Center	CHRISTUS Health	Lake Charles, LA	88	June 30, 2017
Easton Hospital	Steward Health, Inc.	Easton, PA	196	May 1, 2017
Sharon Regional Health System	Steward Health, Inc.	Sharon, PA	258	May 1, 2017
Northside Medical Center	Steward Health, Inc.	Youngstown, OH	355	May 1, 2017
Trumbull Memorial Hospital	Steward Health, Inc.	Warren, OH	311	May 1, 2017
Hillside Rehabilitation Hospital	Steward Health, Inc.	Warren, OH	69	May 1, 2017

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Hospital	Buyer	City, State	Licensed Beds	Effective Date
Wuesthoff Health System – Rockledge	Steward Health, Inc.	Rockledge, FL	298	May 1, 2017
Wuesthoff Health System – Melbourne	Steward Health, Inc.	Melbourne, FL	119	May 1, 2017
Sebastian River Medical Center	Steward Health, Inc.	Sebastian, FL	154	May 1, 2017
Stringfellow Memorial Hospital	The Health Care Authority of the City of Anniston	Anniston, AL	125	May 1, 2017
Merit Health Gilmore Memorial	Curae Health, Inc.	Amory, MS	95	May 1, 2017
Merit Health Batesville	Curae Health, Inc.	Batesville, MS	112	May 1, 2017

2016 Divestitures:

Alliance Health Blackwell *	The Blackwell Hospital Trust Authority	Blackwell, OK	53	September 3, 2016
Lehigh Regional Medical Center	Prime Healthcare Services, Inc. (“Prime”)	Lehigh Acres, FL	88	February 1, 2016
Bartow Regional Medical Center	BayCare Health Systems, Inc.	Bartow, FL	72	January 1, 2016

2015 Divestitures:

Payson Regional Medical Center *	Banner Health	Payson, AZ	44	July 31, 2015
Fallbrook Hospital *	Fallbrook Healthcare District	Fallbrook, CA	47	June 30, 2015
Chesterfield General Hospital	M/C Healthcare, LLC	Cheraw, SC	59	April 1, 2015
Marlboro Park Hospital	M/C Healthcare, LLC	Bennettsville, SC	102	April 1, 2015
Dallas Regional Medical Center	Prime	Mesquite, TX	202	March 1, 2015
Riverview Regional Medical Center	Prime	Gadsden, AL	281	March 1, 2015
Harris Hospital	White County Medical Center	Newport, AR	133	February 1, 2015
Carolina Pines Regional Medical Center	Capella Healthcare	Hartsville, SC	116	January 1, 2015
*	Divestiture relates to termination of a prior lease for the hospital.

On December 31, 2016, one or more subsidiaries of the Company sold an 80% majority ownership interest in the home care division to a subsidiary of Almost Family, Inc. for $128 million. In connection with the divestiture of a controlling interest in the home care division, the Company recorded a gain of approximately $91 million during the year ended December 31, 2016.

During the year ended December 31, 2014, the Company made the decision to sell and began actively marketing several smaller hospitals. There is one hospital still included in discontinued operations resulting from the Company’s decision to sell these hospitals in 2014 that is currently being actively marketed for sale. In addition to this hospital, HMA entered into a definitive agreement to sell Williamson Memorial Hospital (76 licensed beds) located in Williamson, West Virginia prior to the HMA merger, and the Company has continued the effort to divest this facility. In connection with management’s decision to sell these two hospitals, the Company has classified the results of operations of such hospitals as discontinued operations in the accompanying consolidated statements of (loss) income, and classified these hospitals as held for sale in the accompanying consolidated balance sheets.

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

Net operating revenues and loss from discontinued operations for the respective periods are as follows (in millions):

	Year Ended December 31,
	2017	2016	2015
Net operating revenues	$79	$99	$114

Loss from operations of entities sold or held for sale before income taxes	$(10)	$(11)	(42)
Impairment of hospitals sold or held for sale	(8)	(12)	(8)
Loss on sale, net	(1)	-	(6)

Loss from discontinued operations, before taxes	(19)	(23)	(56)
Income tax benefit	(7)	(8)	(20)

Loss from discontinued operations, net of taxes	$(12)	$(15)	$(36)

As part of its ongoing evaluation of the fair value of the hospitals it is marketing for sale, the Company recorded an impairment charge on the carrying value of the long-lived assets at these hospitals in discontinued operations of $6 million and $8 million, net of tax, for the years ended December 31, 2017 and 2016, respectively. Interest expense was allocated to discontinued operations based on sale proceeds available for debt repayment.

The following table discloses amounts included in the consolidated balance sheet for the hospitals classified as held for sale as of December 31, 2017 and 2016 (in millions):

	December 31,
	2017	2016
Other current assets	$8	$117
Other assets, net	12	878
Accrued liabilities	2	81

Financial and statistical data reported in this Annual Report on Form 10-K (“Form 10-K”) includes operating results for hospitals held for sale at December 31, 2017 and for the 30 hospitals that were divested through 2017 through the effective date of each respective transaction. Summary financial results of these hospitals included in continuing operations for the periods included in the accompanying consolidated statements of (loss) income are as follows:

	Year Ended December 31,
	2017	2016	2015
(Loss) income from operations before income taxes	$(544)	$(517)	$27
Less: Income attributable to noncontrolling interests	(1)	(1)	(2)

(Loss) income from operations before income taxes attributable to Community Health Systems, Inc. stockholders	$(545)	$(518)	$25

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The operating results for these held for sale or divested hospitals included impairment charges of approximately $368 million and $463 million that were allocated to the divestitures during the years ended December 31, 2017 and 2016, respectively. No impairment charges were allocated to the divestitures for the year ended December 31, 2015.

Other Hospital Closures

During the three months ended March 31, 2016, the Company announced the planned closure of McNairy Regional Hospital in Selmer, Tennessee. The Company recorded an impairment charge of approximately $7 million during the three months ended March 31, 2016, to adjust the fair value of the supplies inventory and long-lived assets of this hospital, including property and equipment and capitalized software costs, based on their estimated fair value and future utilization. McNairy Regional Hospital closed on May 19, 2016. No additional impairment was recorded related to the closure of this facility.

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

Financial and statistical data reported in this Form 10-K include QHC operating results through April 29, 2016. Summary financial results of QHC for the periods included in the accompanying consolidated statements of (loss) income are as follows:

Year Ended
December 31, 2016
Loss from operations before income taxes	$(12)
Less: Income attributable to noncontrolling interests	(1)

Loss from operations before income taxes attributable to Community Health Systems, Inc. stockholders	$(13)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5.  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2017 and 2016 are as follows (in millions):

	Year Ended December 31,
	2017	2016
Balance, beginning of year	$6,521	$8,965
Goodwill acquired as part of acquisitions during current year	5	71
Consideration and purchase price allocation adjustments for prior year’s acquisitions and other adjustments	(27)	-
Goodwill allocated to QHC in the spin-off	-	(709)
Goodwill in the home care operations reporting unit included in the sale of a majority interest in the home care division	-	(46)
Goodwill allocated to hospitals held for sale	(357)	(365)
Impairment of goodwill	(1,419)	(1,395)

Balance, end of year	$4,723	$6,521

Goodwill is allocated to each identified reporting unit, which is defined as an operating segment or one level below the operating segment (referred to as a component of the entity). Management has determined that the Company’s operating segments meet the criteria to be classified as reporting units. During the year ended December 31, 2016, the Company allocated approximately $709 million of goodwill to the spin-off of QHC, including approximately $33 million of goodwill related to the former management services reporting unit and approximately $676 million of goodwill allocated from the hospital operations reporting unit based on the relative fair value of the hospitals that were included in the QHC distribution. Additionally, the Company allocated approximately $46 million of goodwill related to the sale of the home care operations reporting unit on December 31, 2016. At December 31, 2016, after giving effect to the disposition of QHC, the sale of an 80% majority ownership interest in the Company’s home care division and the $1.395 billion impairment charge discussed below, the Company had approximately $6.5 billion of goodwill recorded, all of which resides at its hospital operations reporting unit. At December 31, 2017, after giving effect to 2017 divestiture activity and the $1.419 billion impairment charge discussed below, the Company had approximately $4.7 billion of goodwill recorded.

Goodwill is evaluated for impairment at the same time every year and when an event occurs or circumstances change that, more likely than not, reduce the fair value of the reporting unit below its carrying value. Prior to the adoption of ASU 2017-04 that is further discussed below, there was a two-step method for determining goodwill impairment. Step one was to compare the fair value of the reporting unit with the unit’s carrying amount, including goodwill. If this test indicated the fair value was less than the carrying value, then step two was required to compare the implied fair value of the reporting unit’s goodwill utilizing a hypothetical purchase price allocation with the carrying value of the reporting unit’s goodwill. The Company performed its last annual goodwill evaluation during the fourth quarter of 2017. The next annual goodwill evaluation will be performed during the fourth quarter of 2018, or sooner if the Company identifies certain indicators of impairment.

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

During the three months ended December 31, 2017, the Company identified certain indicators of impairment occurring following its annual goodwill evaluation that required an interim goodwill impairment evaluation, which was performed as of November 30, 2017. Those indicators were primarily a further decline in the Company’s market capitalization and fair value of the Company’s long-term debt during November 2017. The Company performed an estimated calculation of fair value in step one of the impairment test at November 30, 2017, which indicated that the carrying value of the hospital operations reporting unit exceeded its fair value. Additionally, during the three months ended December 31, 2017 the Company early adopted the accounting guidance in ASU 2017-04, which eliminates the step two calculation to determine the implied value of goodwill, and instead requires an impairment of goodwill equal to the difference between the carrying value and estimated fair value of the reporting unit. As a result of this evaluation and the early adoption of ASU 2017-04, the Company recorded a non-cash impairment charge of $1.419 billion to goodwill during the three months ended December 31, 2017.

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

The impairment charges taken during 2017 and 2016 represent the cumulative amount of impairment recorded historically on the Company’s goodwill.

The reduction in the Company’s fair value and the resulting goodwill impairment charge recorded during 2016 and 2017 reduced the carrying value of the Company’s hospital operations reporting unit to an amount equal to its estimated fair value. This increases the risk that future declines in fair value could result in goodwill impairment. The determination of fair value in the Company’s goodwill impairment analysis is based on an estimate of fair value for each reporting unit utilizing known and estimated inputs at the evaluation date. Some of those inputs include, but are not limited to, the most recent price of the Company’s common stock or fair value of long-term debt, estimates of future revenue and expense growth, estimated market multiples, expected capital expenditures, income tax rates, and costs of invested capital. Future estimates of fair value could be adversely affected if the actual outcome of one or more of these assumptions changes materially in the future, including further decline in the Company’s stock price or fair value of long-term debt, lower than expected hospital volumes, higher market interest rates or increased operating costs. Such changes impacting the calculation of fair value could result in a material impairment charge in the future.

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

Intangible Assets

No intangible assets other than goodwill were acquired during the year ended December 31, 2017. The gross carrying amount of the Company’s other intangible assets subject to amortization was $18 million and $41 million at December 31, 2017 and 2016, respectively, and the net carrying amount was $10 million and $14 million at December 31, 2017 and 2016, respectively. The carrying amount of the Company’s other intangible assets not subject to amortization was $79 million and $86 million at December 31, 2017 and 2016, respectively. Other intangible assets are included in other assets, net on the Company’s consolidated balance sheets. Substantially all of the Company’s intangible assets are contract-based intangible assets related to operating licenses, management contracts, or non-compete agreements entered into in connection with prior acquisitions.

The weighted-average remaining amortization period for the intangible assets subject to amortization is approximately six years. There are no expected residual values related to these intangible assets. Amortization expense on these intangible assets was $4 million, $14 million and $15 million during the years ended December 31, 2017, 2016 and 2015, respectively. Amortization expense on intangible assets is estimated to be $3 million in 2018, $1 million in 2019, $1 million in 2020, $1 million in 2021, $1 million in 2022 and $3 million thereafter.

The gross carrying amount of capitalized software for internal use was approximately $1.2 billion and $1.3 billion at December 31, 2017 and 2016, respectively, and the net carrying amount was approximately $416 million and $574 million at December 31, 2017 and 2016, respectively. The estimated amortization period for capitalized internal-use software is generally three years, except for capitalized costs related to significant system conversions, for which the estimated amortization period is generally eight to ten years. There is no expected residual value for capitalized internal-use software. At December 31, 2017, there were approximately $32 million of capitalized costs for internal-use software that is currently in the development stage and will begin amortization once the software project is complete and ready for its intended use. Amortization expense on capitalized internal-use software was $178 million, $201 million and $212 million during the years ended December 31, 2017, 2016 and 2015, respectively. Amortization expense on capitalized internal-use software is estimated to be $153 million in 2018, $93 million in 2019, $69 million in 2020, $47 million in 2021, $33 million in 2022 and $21 million thereafter.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6.  INCOME TAXES

The (benefit from) provision for income taxes for (loss) income from continuing operations consists of the following (in millions):

	Year Ended December 31,
	2017	2016	2015
Current:
Federal	$-	$5	$7
State	5	7	7

	5	12	14
Deferred:
Federal	(485)	(88)	103
State	31	(28)	(1)

	(454)	(116)	102

Total (benefit from) provision for income taxes for (loss) income from continuing operations	$(449)	$(104)	$116

The following table reconciles the differences between the statutory federal income tax rate and the effective tax rate (dollars in millions):

	Year Ended December 31,
	2017		2016		2015
	Amount	%	Amount	%	Amount	%
(Benefit from) provision for income taxes at statutory federal rate	$(991)	35.0%	$(600)	35.0%	$144	35.0%
State income taxes, net of federal income tax benefit	(10)	0.3	(1)	0.1	13	3.3
Net income attributable to noncontrolling interests	(22)	0.8	(33)	1.9	(35)	(8.6)
Change in valuation allowance	26	(0.9)	(1)	0.1	(2)	(0.4)
Federal rate change	32	(1.1)	-	-	-	-
Federal and state tax credits	(5)	0.1	(6)	0.3	(5)	(1.2)
Nondeductible transaction costs			3	(0.2)	-	-
Nondeductible goodwill	504	(17.8)	536	(31.2)	-	-
Other	17	(0.6)	(2)	0.1	1	0.3

(Benefit from) provision for income taxes and effective tax rate for (loss) income from continuing operations	$(449)	15.8%	$(104)	6.1%	$116	28.4%

The Company’s effective tax rates were 15.8%, 6.1% and 28.4% for the years ended December 31, 2017, 2016 and 2015, respectively. Including the net income attributable to noncontrolling interests, which is not tax effected in the consolidated statement of (loss) income, the effective tax rate for the years ended December 31, 2017, 2016 and 2015 would have been 15.5%, 5.7% and 37.6% respectively. This increase in the Company’s effective tax rate for the year ended December 31, 2017, when compared to the year ended December 31, 2016, was

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

primarily due to the difference between the non-deductible nature of certain goodwill written off in those years. The decrease in the Company’s effective tax rate for the year ended December 31, 2016, when compared to the year ended December 31, 2015, was primarily due to the non-deductible nature of goodwill written off for impairment and divestitures, as well as the non-deductible nature of certain costs incurred to complete the spin-off of QHC.

Deferred income taxes are based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities under the provisions of the enacted tax laws. Deferred income taxes as of December 31, 2017 and 2016 consist of (in millions):

	December 31,
	2017		2016
	Assets	Liabilities	Assets	Liabilities
Net operating loss and credit carryforwards	$583	$-	$412	$-
Property and equipment	-	263	-	583
Self-insurance liabilities	78	-	130	-
Prepaid expenses	-	30	-	61
Intangibles	-	128	-	238
Investments in unconsolidated affiliates	-	54	-	81
Other liabilities	-	16	-	22
Long-term debt and interest	6	-	-	12
Accounts receivable	144	-	70	-
Accrued vacation	27	-	56	-
Other comprehensive income	9	-	38	-
Stock-based compensation	10	-	23	-
Deferred compensation	77	-	132	-
Other	89	-	125	-

	1,023	491	986	997
Valuation allowance	(489)	-	(385)	-

Total deferred income taxes	$534	$491	$601	$997

The Company believes that the net deferred tax assets will ultimately be realized, except as noted below. Its conclusion is based on its estimate of future taxable income and the expected timing of temporary difference reversals. The Company has gross federal net operating loss carryforwards of approximately $610 million and state net operating loss carryforwards of approximately $6.3 billion, which expire from 2018 to 2037. The Company’s tax affected federal and state net operating loss and credit carryforwards which it expects to be able to utilize are approximately $136 million and $16 million, respectively. A valuation allowance of approximately $489 million has been recognized for state net operating loss carryforwards, credit carryforwards and deferred tax assets that the Company does not expect to be able to utilize prior to the expiration of the carryforward period. The Company also has unrecognized deferred tax assets primarily related to interest expense that are included in other comprehensive income. If recognized, additional state net operating losses will be created which the Company does not expect to be able to utilize prior to the expiration of the carryforward period. A valuation allowance of approximately $2 million has been recognized for those items. With respect to the deferred tax liability pertaining to intangibles, as included above, goodwill purchased in connection with certain of the Company’s business acquisitions is amortizable for income tax reporting purposes. However, for financial reporting purposes, there is no corresponding amortization allowed with respect to such purchased goodwill.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The valuation allowance increased by $104 million and $49 million during the years ended December 31, 2017 and 2016, respectively, for losses incurred in certain state jurisdictions where the Company concluded associated deferred tax assets would not be realized.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code which impacted 2017, including a permanent reduction in the U.S. federal corporate tax rate from 35% to 21% (“Rate Reduction”).

The Tax Act also puts into place new tax laws that will apply prospectively, which include, but are not limited to (1) creating a new limitation on deductible interest expense; (2) changing rules related to uses and limitations of net operating loss carryforwards: and (3) modifying the rules governing the deductibility of certain executive compensation.

The SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.

The Company has not completed the accounting for the income tax effects of the Tax Act. At December 31, 2017, the Company recorded a discrete net tax expense of $32 million primarily related to provisional amounts under SAB 118 for the remeasurement of U.S. deferred tax assets and liabilities due to Rate Reduction. No additional provisional amounts were recorded as part of the Company’s initial accounting for the Tax Act. However, these estimates may differ from the final accounting due to, among other things, future clarification and guidance to be issued, changes in interpretations the Company has made and state tax conformity to federal tax changes. Such changes in estimate could impact the recorded U.S. federal and state deferred tax assets and liabilities as well as valuation allowances in those jurisdictions.

At December 31, 2017, the Company was not able to reasonably estimate and, therefore, has not recorded a provisional amount for the Tax Act’s impact on certain state valuation allowances. The Company will record a provisional amount in the first reporting period in which a reasonable estimate can be determined. Such timing will depend upon the Company’s ability to obtain, prepare and analyze the necessary information to determine whether a valuation allowance needs to be recognized.

The total amount of unrecognized benefit that would affect the effective tax rate, if recognized, was approximately $7 million as of December 31, 2017. A total of approximately $4 million of interest and penalties is included in the amount of the liability for uncertain tax positions at December 31, 2017. It is the Company’s policy to recognize interest and penalties related to unrecognized benefits in its consolidated statements of (loss) income as income tax expense.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a tabular reconciliation of the total amount of unrecognized tax benefit for the years ended December 31, 2017, 2016 and 2015 (in millions):

	Year Ended December 31,
	2017	2016	2015
Unrecognized tax benefit, beginning of year	$18	$15	$16
Gross increases — tax positions in current period	-	4	-
Lapse of statute of limitations	-	(1)	(1)

Unrecognized tax benefit, end of year	$18	$18	$15

The Company, or one of its subsidiaries, files income tax returns in the United States federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to state income tax examinations for years prior to 2013. The Company’s federal income tax returns for the 2009 and 2010 tax years are currently under examination by the Internal Revenue Service. The Company believes the results of these examinations will not be material to its consolidated results of operations or consolidated financial position. The Company has extended the federal statute of limitations through December 31, 2018 for Community Health Systems, Inc. for the tax periods ended December 31, 2007, 2008, 2009 and 2010 and through September 6, 2019 for the tax period ended December 31, 2014.

Cash paid for income taxes, net of refunds received, resulted in net cash paid of $4 million and $12 million during the years ended December 31, 2017 and 2015, respectively, and net cash refund of $16 million for the year ended December 31, 2016.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7.  LONG-TERM DEBT

Long-term debt, net of unamortized debt issuance costs and discounts or premiums, consists of the following (in millions):

	December 31,
	2017	2016
Credit Facility:
Term A Loan	$-	$749
Term F Loan	-	1,445
Term G Loan	1,037	1,528
Term H Loan	1,903	2,811
Revolving credit loans	-	-
8% Senior Notes due 2019	1,925	1,925
7 1⁄8% Senior Notes due 2020	1,200	1,200
5 1⁄8% Senior Secured Notes due 2018	-	700
5 1⁄8% Senior Secured Notes due 2021	1,000	1,000
6 7⁄8% Senior Notes due 2022	3,000	3,000
6 1⁄4% Senior Secured Notes due 2023	3,100	-
Receivables Facility	565	677
Capital lease obligations	304	328
Other	48	74
Less: Unamortized deferred debt issuance costs and note premium	(169)	(193)

Total debt	13,913	15,244
Less: Current maturities	(33)	(455)

Total long-term debt	$13,880	$14,789

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

On November 3, 2017, using a portion of the cash generated from the divestitures that closed on November 1, 2017, CHS repaid approximately $21 million of the Term G Facility and approximately $39 million of the Term H Facility.

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

The term loan facility must be prepaid in an amount equal to (1) 100% of the net cash proceeds of certain asset sales and dispositions by the Company and its subsidiaries, subject to certain exceptions and reinvestment rights (provided that, in connection with the Loan Modification Agreement, CHS agreed with the extending lenders under the Revolving Facility not to exercise such reinvestment rights with respect to certain divestiture announcements), (2) 100% of the net cash proceeds of issuances of certain debt obligations or receivables-based financing by the Company and its subsidiaries, subject to certain exceptions, and (3) 50%, subject to reduction to a lower percentage based on the Company’s leverage ratio (as defined in the Credit Facility generally as the ratio of total debt on the date of determination to the Company’s EBITDA, as defined, for the four quarters most recently ended prior to such date), of excess cash flow (as defined) for any year, subject to certain exceptions. Voluntary prepayments and commitment reductions are permitted in whole or in part, without any premium or penalty, subject to minimum prepayment or reduction requirements.

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

The Credit Facility contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the Company’s and its subsidiaries’ ability, subject to certain exceptions, to, among other things (1) declare dividends, make distributions or redeem or repurchase capital stock, (2) prepay, redeem or repurchase other debt, (3) incur liens or grant negative pledges, (4) make loans and investments and

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

enter into acquisitions and joint ventures, (5) incur additional indebtedness or provide certain guarantees, (6) make capital expenditures, (7) engage in mergers, acquisitions and asset sales, (8) conduct transactions with affiliates, (9) alter the nature of the Company’s businesses, (10) grant certain guarantees with respect to physician practices, (11) engage in sale and leaseback transactions or (12) change the Company’s fiscal year. The Company is also required to comply with specified financial covenants (consisting of a maximum secured net leverage ratio and an interest coverage ratio) and various affirmative covenants. Under the Credit Facility, the secured net leverage ratio is calculated as the ratio of total secured debt, less unrestricted cash and cash equivalents, to consolidated EBITDA, as defined in the Credit Facility, and the interest coverage ratio is the ratio of consolidated EBITDA, as defined in the Credit Facility, to consolidated interest expense for the period. The calculation of consolidated EBITDA as defined in the Credit Facility is a trailing 12-month calculation that begins with net income attributable to the Company, with certain pro forma adjustments to consider the impact of material acquisitions or divestitures, and adjustments for interest, taxes, depreciation and amortization, net income attributable to noncontrolling interests, stock compensation expense, restructuring costs, and the financial impact of other non-cash or non-recurring items recorded during any such 12-month period. For the 12-month period ended December 31, 2017, the secured net leverage ratio financial covenant under the Credit Facility limited the ratio of secured debt to EBITDA, as defined, to less than or equal to 4.50 to 1.00. For the 12-month period ended December 31, 2017, the interest coverage ratio financial covenant under the Credit Facility required the ratio of consolidated EBITDA, as defined, to consolidated interest expense to be greater than or equal to 1.75 to 1.00. The Company was in compliance with all such covenants at December 31, 2017, with a secured net leverage ratio of approximately 4.08 to 1.00 and an interest coverage ratio of approximately 2.10 to 1.00.

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

As of December 31, 2017, the availability for additional borrowings under the Credit Facility, subject to certain limitations as set forth in the Credit Facility, was approximately $929 million pursuant to the Revolving Facility (which shall reduce to $739 million on January 27, 2019), of which approximately $63 million is in the form of outstanding letters of credit. CHS had the ability to amend the Credit Facility to provide for one or more tranches of term loans or increases in the Revolving Facility in an aggregate principal amount of up to $1.5 billion, only $1.0 billion of which is effectively available because of the Company’s additional undertakings in connection with the Loan Modification Agreement. As of December 31, 2017, the weighted-average interest rate under the Credit Facility, excluding swaps, was 5.1%.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2017, the term loans and outstanding revolving credit loans are scheduled to be paid with principal payments for future years as follows (in millions):

Year	Amount
2018	$-
2019	1,037
2020	-
2021	1,903
2022	-
Thereafter	-

Total maturities	2,940
Less: Deferred debt issuance costs	(38)

Total term loans and outstanding revolving credit loans	$2,902

As of December 31, 2017, the Company had letters of credit issued, primarily in support of potential insurance-related claims and certain bonds, of approximately $63 million.

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

During the year ended December 31, 2017, using a portion of the net proceeds from the issuance of the 6 1⁄4% Senior Secured Notes, CHS completed its tender offer of $469 million of the then $700 million aggregate outstanding principal amount of the 2018 Senior Secured Notes and thereafter redeemed the remaining $231 million aggregate principal amount of 2018 Senior Secured Notes pursuant to a redemption notice previously given by CHS.

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

Receivables Facility

CHS, through certain of its subsidiaries, participates in an accounts receivable loan agreement (the “Receivables Facility”) with a group of lenders and banks, Credit Agricolé Corporate and Investment Bank, as a managing agent and as the administrative agent, and The Bank of Nova Scotia and PNC Bank, National Association, as managing agents. On June 23, 2017, CHS and certain of its subsidiaries amended the Receivables Facility to replace a managing agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd. with PNC Bank, National Association, to decrease the size of the facility from $700 million to $600 million and to extend the scheduled termination date in respect of $150 million of the previously unextended $250 million portion to expire on November 13, 2018, coterminous with the remaining commitments. The remaining $100 million was repaid with available cash on hand. On November 13, 2017, CHS and certain of its subsidiaries amended the Receivables

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Facility to extend the scheduled termination date and amend certain other provisions thereof. The existing and future non-self pay patient-related accounts receivable (the “Receivables”) for certain affiliated hospitals serve as collateral for the outstanding borrowings under the Receivables Facility. The interest rate on the borrowings is based on the commercial paper rate plus an applicable interest rate spread. Unless earlier terminated or subsequently extended pursuant to its terms, the Receivables Facility will expire on November 13, 2019 in respect of the $600 million of commitments thereunder, subject to customary termination events that could cause an early termination date. CHS maintains effective control over the Receivables because, pursuant to the terms of the Receivables Facility, the Receivables are sold from certain of CHS’ subsidiaries to CHS, and CHS then sells or contributes the Receivables to a special-purpose entity that is wholly-owned by CHS. The wholly-owned special-purpose entity in turn grants security interests in the Receivables in exchange for borrowings obtained from the group of third-party lenders and banks of up to $600 million outstanding from time to time based on the availability of eligible Receivables and other customary factors. The wholly-owned special-purpose entity is not a subsidiary guarantor under the Credit Facility or CHS’ outstanding notes. The group of third-party lenders and banks do not have recourse to CHS or its subsidiaries beyond the assets of the wholly-owned special-purpose entity that collateralizes the loan. The Receivables and other assets of the wholly-owned special-purpose entity will be available first and foremost to satisfy the claims of the creditors of such entity. The outstanding borrowings pursuant to the Receivables Facility at December 31, 2017 totaled $565 million on the consolidated balance sheet. At December 31, 2017, the carrying amount of Receivables included in the Receivables Facility totaled approximately $1.5 billion and is included in patient accounts receivable on the consolidated balance sheet.

Loss from Early Extinguishment of Debt

The financing and repayment transactions discussed above resulted in a loss from the early extinguishment of debt of $40 million, $30 million and $16 million for the years ended December 31, 2017, 2016 and 2015, respectively, and an after-tax loss of $26 million, $19 million and $10 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Other Debt

As of December 31, 2017, other debt consisted primarily of other obligations maturing in various installments through 2028.

To limit the effect of changes in interest rates on a portion of the Company’s long-term borrowings, the Company is a party to 8 separate interest swap agreements in effect at December 31, 2017, with an aggregate notional amount for currently effective swaps of $2.2 billion. On each of these swaps, the Company receives a variable rate of interest based on the three-month LIBOR in exchange for the payment of a fixed rate of interest. The Company currently pays, on a quarterly basis, interest on the Revolving Facility at a rate per annum equal to LIBOR plus 2.50%. The Term G Loan and Term H Loan accrue interest at a rate per annum equal to LIBOR plus 2.75% and 3.00%, in the case of LIBOR borrowings, respectively, and Alternate Base Rate plus 1.75% and 2.00%, respectively, in the case of Alternate Base Rate Borrowings. The Term G Loan and the Term H Loan are subject to a 1.00% LIBOR floor and a 2.00% Alternate Base Rate floor. See Note 8 for additional information regarding these swaps.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2017, the scheduled maturities of long-term debt outstanding, including capital lease obligations for each of the next five years and thereafter are as follows (in millions):

Year	Amount
2018	$33
2019	3,569
2020	1,210
2021	2,913
2022	3,010
Thereafter	3,347

Total maturities	14,082
Less: Deferred debt issuance costs	(191)
Plus: unamortized note premium	22

Total long-term debt	$13,913

The Company paid interest of $852 million, $930 million and $925 million on borrowings during the years ended December 31, 2017, 2016 and 2015, respectively.

8.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments has been estimated by the Company using available market information as of December 31, 2017 and 2016, and valuation methodologies considered appropriate. The estimates presented in the table below are not necessarily indicative of amounts the Company could realize in a current market exchange (in millions):

	December 31, 2017		December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$563	$563	$238	$238
Available-for-sale securities	252	252	299	299
Trading securities	37	37	80	80
Liabilities:
Contingent Value Right	2	2	1	1
Credit Facility	2,902	2,826	6,456	6,370
8% Senior Notes	1,922	1,637	1,920	1,615
7 1⁄8% Senior Notes	1,192	897	1,189	917
5 1⁄8% Senior Secured Notes due 2018	-	-	698	690
5 1⁄8% Senior Secured Notes due 2021	978	902	972	930
6 7⁄8% Senior Notes	2,943	1,729	2,932	2,102
6 1⁄4% Senior Secured Notes	3,061	2,800	-	-
Receivables Facility and other debt	611	611	749	749

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

The Company assesses the effectiveness of its hedge instruments on a quarterly basis. For the years ended December 31, 2017 and 2016, the Company completed an assessment of the cash flow hedge instruments and determined the hedges to be highly effective. The Company has also determined that the ineffective portion of the hedges do not have a material effect on the Company’s consolidated financial position, operations or cash flows. The counterparties to the interest rate swap agreements expose the Company to credit risk in the event of

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

nonperformance. However, at December 31, 2017, since the majority of the swap agreements entered into by the Company were in a net liability position such that the Company would be required to make the net settlement payments to the counterparties; the Company does not anticipate nonperformance by those counterparties. The Company does not hold or issue derivative financial instruments for trading purposes.

Interest rate swaps consisted of the following at December 31, 2017:

Swap #	Notional Amount (in millions)	Fixed Interest Rate	Termination Date	Liability (Asset) Fair Value (in millions)
1	$400	1.882%	August 30, 2019	$(1)
2	200	2.515%	August 30, 2019	2
3	200	2.613%	August 30, 2019	2
4	300	2.041%	August 30, 2020	-
5	300	2.738%	August 30, 2020	5
6	300	2.892%	August 30, 2020	6
7	300	2.363%	January 27, 2021	2
8	200	2.368%	January 27, 2021	1

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

Assuming no change in December 31, 2017 interest rates, approximately $22 million of interest expense resulting from the spread between the fixed and floating rates defined in each interest rate swap agreement will be recognized during the next 12 months. If interest rate swaps do not remain highly effective as a cash flow hedge, the derivatives’ gains or losses resulting from the change in fair value reported through OCI will be reclassified into earnings.

The following tabular disclosure provides the amount of pre-tax income (loss) recognized as a component of OCI during the years ended December 31, 2017, 2016 and 2015 (in millions):

	Amount of Pre-Tax Income (Loss) Recognized in OCI (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Year Ended December 31,
	2017	2016	2015
Interest rate swaps	$2	$(27)	$(51)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tabular disclosure provides the location of the effective portion of the pre-tax loss reclassified from accumulated other comprehensive loss (“AOCL”) into interest expense on the consolidated statements of (loss) income during the years ended December 31, 2017, 2016 and 2015 (in millions):

Location of Loss Reclassified from AOCL into Income (Effective Portion)	Amount of Pre-Tax Loss Reclassified from AOCL into Income (Effective Portion)
	Year Ended December 31,
	2017	2016	2015
Interest expense, net	$30	$54	$42

The fair values of derivative instruments in the consolidated balance sheets as of December 31, 2017 and 2016 were as follows (in millions):

	Asset Derivatives				Liability Derivatives
	December 31, 2017		December 31, 2016		December 31, 2017		December 31, 2016
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments	Other assets, net	$1	Other assets, net	$-	Other long- term liabilities	$18	Other long- term liabilities	$49

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

In instances where the determination of the fair value hierarchy measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment of factors specific to the asset or liability. Transfers between levels within the fair value hierarchy are recognized by the Company on the date of the change in circumstances that requires such transfer. There were no transfers between levels during the years ending December 31, 2017 or December 31, 2016.

The following table sets forth, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as of December 31, 2017 and 2016 (in millions):

	December 31, 2017	Level 1	Level 2	Level 3
Available-for-sale securities	$252	$132	$120	$-
Trading securities	37	37	-	-
Fair value of interest rate swap agreements	1	-	1	-

Total assets	$290	$169	$121	$-

Contingent Value Right (CVR)	$2	$2	$-	$-
CVR-related liability	256	-	-	256
Fair value of interest rate swap agreements	18	-	18	-

Total liabilities	$276	$2	$18	$256

	December 31, 2016	Level 1	Level 2	Level 3
Available-for-sale securities	$299	$163	$136	$-
Trading securities	80	80	-	-

Total assets	$379	$243	$136	$-

Contingent Value Right (CVR)	$1	$1	$-	$-
CVR-related liability	252	-	-	252
Fair value of interest rate swap agreements	49	-	49	-

Total liabilities	$302	$1	$49	$252

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Available-for-Sale Securities

Supplemental information regarding the Company’s available-for-sale securities (all of which had no withdrawal restrictions) is set forth in the table below (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
As of December 31, 2017:
Debt securities and debt-based mutual funds
Government and corporate	$189	$-	$(4)	$185
Equity securities and equity-based mutual funds
Domestic	51	10	-	61
International	5	1	-	6

Totals	$245	$11	$(4)	$252

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
As of December 31, 2016:
Debt securities and debt-based mutual funds
Government and corporate	$232	$-	$(9)	$223
Equity securities and equity-based mutual funds
Domestic	67	3	-	70
International	6	-	-	6

Totals	$305	$3	$(9)	$299

As of December 31, 2017 and 2016, investments with aggregate estimated fair values of approximately $181 million (246 investments) and $232 million (226 investments), respectively, generated the gross unrealized losses disclosed in the above table. At each reporting date, the Company performs an evaluation of impaired securities to determine if the unrealized losses are other-than-temporary. This evaluation considers a number of factors including, but not limited to, the length of time and extent to which the fair value has been less than cost, and management’s ability and intent to hold the securities until fair value recovers. Based on the results of this evaluation, management concluded that as of December 31, 2017, there was approximately less than $1 million of other-than-temporary losses related to available-for-sale securities. The recent declines in value of the remaining securities and/or length of time they have been below cost, as well as the Company’s ability and intent to hold the securities for a reasonable period of time sufficient for a projected recovery of fair value, have caused management to conclude that the remaining securities, that have generated gross unrealized losses, were not other-than-temporarily impaired. Management will continue to monitor and evaluate the recoverability of the Company’s available-for-sale securities.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The contractual maturities of debt-based securities held by the Company as of December 31, 2017 and 2016, excluding mutual fund holdings, are set forth in the table below (in millions). Expected maturities will differ from contractual maturities because the issuers of the debt securities may have the right to prepay their obligations without prepayment penalties.

	December 31, 2017		December 31, 2016
	Amortized Cost	Estimated Fair Values	Amortized Cost	Estimated Fair Values
Within 1 year	$4	$4	$2	$2
After 1 year and through year 5	46	46	40	40
After 5 years and through year 10	32	31	42	40
After 10 years	41	40	57	54

Gross realized gains and losses on sales of available-for-sale securities and other investment income, which includes interest and dividends, are summarized in the table below (in millions):

	Year Ended December 31,
	2017	2016	2015
Realized gains	$3	$28	$8
Realized losses	(2)	(6)	(6)
Investment income	8	7	8

Contingent Value Right (CVR)

The CVR represents the estimate of the fair value for the contingent consideration paid to HMA shareholders as part of the HMA merger. The CVR is listed on the Nasdaq and the valuation at December 31, 2017 is based on the quoted trading price for the CVR on the last day of the period. Changes in the estimated fair value of the CVR are recorded through the consolidated statements of (loss) income.

CVR-related Liability

The CVR-related legal liability represents the Company’s estimate of fair value at December 31, 2017 of the liability associated with the legal matters assumed in the HMA merger, which are included in other long-term liabilities in the accompanying consolidated balance sheet. This liability did not include those matters previously accrued by HMA as a probable contingency, which were settled and paid during the year ended December 31, 2015. To develop the estimate of fair value, the Company engaged an independent third-party valuation firm to measure the liability. The valuation was made utilizing the Company’s estimates of future outcomes for each legal case and simulating future outcomes based on the timing, probability and distribution of several scenarios using a Monte Carlo simulation model. Other inputs were then utilized for discounting the liability to the measurement date. The HMA legal matters underlying this fair value estimate were evaluated by management to determine the likelihood and impact of each of the potential outcomes. Using that information, as well as the potential correlation and variability associated with each case, a fair value was determined for the estimated future cash outflows to conclude or settle the HMA legal matters included in the analysis, excluding legal fees (which are expensed as incurred). Because of the unobservable nature of the majority of the inputs used to value the liability, the Company has classified the fair value measurement as a Level 3 measurement in the fair value hierarchy.

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

The Company incorporates CVAs to appropriately reflect both its own nonperformance or credit risk and the respective counterparty’s nonperformance or credit risk in the fair value measurements. In adjusting the fair value of its interest rate swap agreements for the effect of nonperformance or credit risk, the Company has considered the impact of any netting features included in the agreements. The CVA on the Company’s interest rate swap agreements resulted in a decrease in the fair value of the related liability of $1 million and an after-tax adjustment of less than $1 million to OCI at December 31, 2017. The CVA on the Company’s interest rate swap agreements resulted in a decrease in the fair value of the related liability of $3 million and an after-tax adjustment of $2 million to OCI at December 31, 2016.

The majority of the inputs used to value the Company’s interest rate swap agreements, including the forward interest rate curves and market perceptions of the Company’s credit risk used in the CVAs, are observable inputs available to a market participant. As a result, the Company has determined that the interest rate swap valuations are classified in Level 2 of the fair value hierarchy.

10. LEASES

The Company leases hospitals, medical office buildings, and certain equipment under capital and operating lease agreements. During 2017, 2016 and 2015, the Company entered into capital lease obligations of $31 million, $179 million and $50 million, respectively. All lease agreements generally require the Company to pay maintenance, repairs, property taxes and insurance costs.

Commitments relating to noncancellable operating and capital leases for each of the next five years and thereafter are as follows (in millions):

Year Ending December 31,	Operating (1)	Capital
2018	$208	$32
2019	161	28
2020	130	23
2021	91	23
2022	70	22
Thereafter	246	299

Total minimum future payments	$906	427

Less: Imputed interest		(123)

Total capital lease obligations		304
Less: Current portion		(17)

Long-term capital lease obligations		$287

(1)	Minimum lease payments have not been reduced by minimum sublease rentals due in the future of $6 million.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On December 22, 2016, the Company completed the sale and leaseback of ten medical office buildings for net proceeds of $159 million to HCP, Inc. The buildings, with a combined total of 756,183 square feet, are located in five states and support a wide array of diagnostic, medical and surgical services in an outpatient setting for the respective nearby hospitals. Because of the Company’s continuing involvement in these leased buildings, the transaction does not qualify for sale treatment and the related leases have been recorded as financing obligations in the Company’s consolidated balance sheet at December 31, 2017. Such financing obligations are included with the capital lease obligations discussed throughout these footnotes to the consolidated financial statements.

Assets capitalized under capital leases as reflected in the accompanying consolidated balance sheets were $63 million of land and improvements, $774 million of buildings and improvements and $28 million of equipment and fixtures as of December 31, 2017 and $69 million of land and improvements, $826 million of buildings and improvements and $56 million of equipment and fixtures as of December 31, 2016. The accumulated depreciation related to assets under capital leases was $218 million and $240 million as of December 31, 2017 and 2016, respectively. Depreciation of assets under capital leases is included in depreciation and amortization expense and amortization of debt discounts on capital lease obligations is included in interest expense in the accompanying consolidated statements of (loss) income.

11.  EMPLOYEE BENEFIT PLANS

The Company maintains various benefit plans, including defined contribution plans, defined benefit plans and deferred compensation plans, for which certain of the Company’s subsidiaries are the plan sponsors. The CHS/Community Health Systems, Inc. Retirement Savings Plan is a defined contribution plan which covers the majority of the employees at subsidiaries owned prior to the HMA merger. Employees at these locations whose employment is covered by collective bargaining agreements are generally eligible to participate in the CHS/Community Health Systems, Inc. Standard 401(k) Plan. The Company also maintains the Health Management Associates, Inc. Retirement Savings Plan, a defined contribution plan covering substantially all of the employees formerly employed by HMA. Total expense to the Company under the 401(k) plans was $94 million, $98 million and $103 million for the years ended December 31, 2017, 2016 and 2015, respectively, and is recorded in salaries and benefits expense on the consolidated statements of (loss) income.

The Company maintains unfunded deferred compensation plans that allow participants to defer receipt of a portion of their compensation. The liability for the deferred compensation plans was $189 million and $229 million as of December 31, 2017 and 2016, respectively, and is included in other long-term liabilities on the consolidated balance sheets. The Company had assets of $173 million and $219 million as of December 31, 2017 and 2016, respectively, in a non-qualified plan trust generally designated to pay benefits of the deferred compensation plans, consisting of trading securities of $37 million and $80 million as of December 31, 2017 and 2016, respectively, and company-owned life insurance contracts of $136 million and $139 million as of December 31, 2017 and 2016, respectively.

The Company provides an unfunded Supplemental Executive Retirement Plan (“SERP”) for certain members of its executive management. The Company uses a December 31 measurement date for the benefit obligations and a January 1 measurement date for its net periodic costs for the SERP. Variances from actuarially assumed rates will result in increases or decreases in benefit obligations and net periodic cost in future periods. Benefits expense under the SERP was $16 million, $12 million and $12 million for the years ended December 31, 2017, 2016 and 2015, respectively. The accrued benefit liability for the SERP totaled $83 million and $122 million at December 31, 2017 and 2016, respectively, and is included in other long-term liabilities on the consolidated balance sheets. The weighted-average assumptions used in determining net periodic cost for the year ended December 31, 2017 was a discount rate of 3.6% and annual salary increase of 2.0%. The Company had

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

available-for-sale securities in a rabbi trust generally designated to pay benefits of the SERP in the amounts of $99 million and $131 million at December 31, 2017 and 2016, respectively. These amounts are included in other assets, net on the consolidated balance sheets.

During the year ended December 31, 2017, certain members of executive management of the Company that were participants in the SERP retired and met the requirements for payout of their SERP retirement benefit. The SERP payout provisions require payment to the participant in an actuarially determined lump sum amount six months after the participant retires from the Company. Such amounts have been or will be paid out of the rabbi trust during the latter half of 2017 and first half of 2018. As required by the pension accounting rules in U.S. GAAP, the Company recognized a non-cash settlement loss of approximately $6 million during the year ended December 31, 2017, and will recognize a non-cash settlement of approximately $1 million during the year ended December 31, 2018, which represent a pro-rata portion of the accumulated unrecognized actuarial loss out of accumulated other comprehensive loss.

The Company maintains the CHS/Community Health Systems, Inc. Retirement Income Plan (“Pension Plan”), which is a defined benefit, non-contributory pension plan that covers certain employees at three of its formerly owned hospitals. The Pension Plan provides benefits to covered individuals satisfying certain age and service requirements. Employer contributions to the Pension Plan are in accordance with the minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended. The Company expects to make no contribution to the Pension Plan in 2018. The Company uses a December 31 measurement date for the benefit obligations and a January 1 measurement date for its net periodic costs for the Pension Plan. Variances from actuarially assumed rates will result in increases or decreases in benefit obligations, net periodic cost and funding requirements in future periods. Benefits expense under the Pension Plan was $7 million for the year ended December 31, 2017, and was less than $1 million for both the years ended December 31, 2016 and 2015. The accrued benefit liability for the Pension Plan totaled $12 million and $16 million at December 31, 2017 and 2016, respectively, and is included in other long-term liabilities on the consolidated balance sheets. The weighted-average assumptions used for determining the net periodic cost for the year ended December 31, 2017 was a discount rate of 4.1% and the expected long-term rate of return on assets of 7.0%.

12.  STOCKHOLDERS’ (DEFICIT) EQUITY

Authorized capital shares of the Company include 400,000,000 shares of capital stock consisting of 300,000,000 shares of common stock and 100,000,000 shares of preferred stock. Each of the aforementioned classes of capital stock has a par value of $0.01 per share. Shares of preferred stock, none of which were outstanding as of December 31, 2017, may be issued in one or more series having such rights, preferences and other provisions as determined by the Board of Directors without approval by the holders of common stock.

On November 6, 2015, the Company adopted an open market repurchase program for up to 10,000,000 shares of the Company’s common stock, not to exceed $300 million in repurchases. The repurchase program will expire on the earlier of November 5, 2018, when the maximum number of shares has been repurchased, or when the maximum dollar amount has been expended. During the year ended December 31, 2015, the Company repurchased and retired 532,188 shares at a weighted-average price of $27.31 per share, which is the cumulative number of shares repurchased and retired under this program. No shares were repurchased under this program during the years ended December 31, 2017 and 2016.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

With the exception of a special cash dividend of $0.25 per share paid by the Company in December 2012, historically, the Company has not paid any cash dividends. Subject to certain exceptions, the Company’s Credit Facility limits the ability of the Company’s subsidiaries to pay dividends and make distributions to the Company, and limits the Company’s ability to pay dividends and/or repurchase stock, to an amount not to exceed $200 million in the aggregate plus an additional $25 million in any particular year plus the aggregate amount of proceeds from the exercise of stock options. The indentures governing the senior and senior secured notes also restrict the Company’s subsidiaries from, among other matters, paying dividends and making distributions to the Company, which thereby limits the Company’s ability to pay dividends and/or repurchase stock. The non-cash dividend of approximately $713 million recorded by the Company during the year ended December 31, 2016 to reflect the distribution of the net assets of QHC was a permitted transaction under the Company’s Credit Facility. As of December 31, 2017, under the most restrictive test in these agreements (and subject to certain exceptions), the Company has approximately $318 million remaining available with which to pay permitted dividends and/or repurchase shares of stock or its senior and senior secured notes.

The following schedule discloses the effects of changes in the Company’s ownership interest in its less-than-wholly-owned subsidiaries on Community Health Systems, Inc. stockholders’ (deficit) equity (in millions):

	Year Ended December 31,
	2017	2016	2015
Net (loss) income attributable to Community Health Systems, Inc. stockholders	$(2,459)	$(1,721)	$158
Transfers from the noncontrolling interests:
Net decrease in Community Health Systems, Inc. paid-in-capital for purchase of subsidiary partnership interests	(2)	(9)	(16)

Net transfers from the noncontrolling interests	(2)	(9)	(16)

Change to Community Health Systems, Inc. stockholders’ (deficit) equity from net (loss) income attributable to Community Health Systems, Inc. stockholders and transfers to noncontrolling interests	$(2,461)	$(1,730)	$142

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13.  EARNINGS PER SHARE

The following table sets forth the components of the numerator and denominator for the computation of basic and diluted (loss) earnings per share for loss from continuing operations, discontinued operations and net loss attributable to Community Health Systems, Inc. common stockholders (in millions, except share data):

	Year Ended December 31,
	2017	2016	2015
Numerator:
(Loss) income from continuing operations, net of taxes	$(2,384)	$(1,611)	$295
Less: Income from continuing operations attributable to noncontrolling interests, net of taxes	63	95	101

(Loss) income from continuing operations attributable to Community Health Systems, Inc. common stockholders — basic and diluted	$(2,447)	$(1,706)	$194

Loss from discontinued operations, net of taxes	$(12)	$(15)	$(36)
Less: Loss from discontinued operations attributable to noncontrolling interests, net of taxes	-	-	-

Loss from discontinued operations attributable to Community Health Systems, Inc. common stockholders — basic and diluted	$(12)	$(15)	$(36)

Denominator:
Weighted-average number of shares outstanding — basic	111,769,821	110,730,971	114,454,674
Effect of dilutive securities:
Restricted stock awards	-	-	449,961
Employee stock options	-	-	357,188
Other equity-based awards	-	-	10,581

Weighted-average number of shares outstanding — diluted	111,769,821	110,730,971	115,272,404

The Company generated a loss from continuing operations attributable to Community Health Systems, Inc. common stockholders for the years ended December 31, 2017 and 2016, so the effect of dilutive securities is not considered because their effect would be antidilutive. If the Company had generated income from continuing operations during the years ended December 31, 2017 and 2016, the effect of restricted stock awards, employee stock options, and other equity-based awards on the diluted shares calculation would have been an increase in shares of 111,464 and 331,518, respectively.

	Year Ended December 31,
	2017	2016	2015
Dilutive securities outstanding not included in the computation of earnings per share because their effect is antidilutive:
Employee stock options and restricted stock awards	3,008,919	2,554,627	255,564

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14.  EQUITY INVESTMENTS

As of December 31, 2017, the Company owned equity interests of 38.0% in three hospitals in Macon, Georgia, in which HCA owns the majority interest. On December 31, 2016, the Company sold 80% of its ownership interest in the legal entity that owned and operated its home care agency business. As part of the divestiture of its controlling interest in the home care agency business, the Company recorded an equity method investment representing its remaining 20% ownership at a fair value of $32 million.

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

Summarized combined financial information for these unconsolidated entities in the periods in which the Company owned these equity interests is as follows (in millions):

December 31, 2016
Current assets	$54
Noncurrent assets	112

Total assets	$166

Current liabilities	$17
Noncurrent liabilities	2
Members’ equity	147

Total liabilities and equity	$166

	Year Ended December 31,
	2016	2015
Revenues	$731	$1,494
Operating costs and expenses	602	1,287
Income from continuing operations before taxes	129	207

The summarized financial information was derived from the financial information provided to the Company by those unconsolidated entities. Following the sale of its unconsolidated minority equity interests to UHS in 2016, none of the Company’s equity investments, individually or in the aggregate, were considered material. As such, summarized combined financial information for these unconsolidated entities is not provided as of or for the year ended December 31, 2017.

In March 2005, the Company began purchasing items, primarily medical supplies, medical equipment and pharmaceuticals, under an agreement with HealthTrust Purchasing Group, L.P. (“HealthTrust”), a group purchasing organization in which the Company is a noncontrolling partner. As of December 31, 2017, the Company had a 19.7% ownership interest in HealthTrust.

The Company’s investment in all of its unconsolidated affiliates was $171 million and $177 million at December 31, 2017 and 2016, respectively, and is included in other assets, net in the accompanying consolidated balance sheets. Included in the Company’s results of operations is the Company’s equity in pre-tax earnings from

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

all of its investments in unconsolidated affiliates, which was $16 million, $43 million and $63 million for the years ended December 31, 2017, 2016 and 2015, respectively.

15.  SEGMENT INFORMATION

The Company operates in one distinct operating segment, represented by hospital operations (which includes its general acute care hospitals and related healthcare entities that provide inpatient and outpatient healthcare services).

Prior to the Company’s sale on December 31, 2016 of 80% of its ownership interest in the home care division, the Company also had an additional distinct operating segment represented by its home care agency operations (which provide in-home outpatient care). However, only the hospital operations segment met the criteria as a separate reportable segment due to the fact that the home care agency segment did not meet the quantitative thresholds for a separate identifiable reportable segment and was combined into the corporate and all other reportable segment. Since 2017, the Company has only operated in one operating segment.

The distribution between reportable segments of the Company’s net operating revenues, (loss) income from continuing operations before income taxes, expenditures for segment assets and total assets as of and for the years ended December 31, 2016 and 2015, prior to the Company’s sale of an 80% ownership interest in the home care division as noted above, is summarized in the following tables (in millions):

	Year Ended December 31,
	2016	2015
Net operating revenues:
Hospital operations	$18,210	$19,234
Corporate and all other	228	203

Total	$18,438	$19,437

(Loss) income from continuing operations before income taxes:
Hospital operations	$(1,418)	$767
Corporate and all other	(297)	(356)

Total	$(1,715)	$411

Expenditures for segment assets:
Hospital operations	$727	$915
Corporate and all other	17	38

Total	$744	$953

		December 31, 2016
Total assets:
Hospital operations		$20,582
Corporate and all other		1,362

Total		$21,944

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

16.  OTHER COMPREHENSIVE INCOME

The following tables present information about items reclassified out of accumulated other comprehensive (loss) income by component for the years ended December 31, 2017 and 2016 (in millions, net of tax):

	Change in Fair Value of Interest Rate Swaps	Change in Fair Value of Available for Sale Securities	Change in Unrecognized Pension Cost Components	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2016	$(31)	$(10)	$(21)	$(62)
Other comprehensive income before reclassifications	-	8	5	13
Amounts reclassified from accumulated other comprehensive income	19	-	9	28

Net current-period other comprehensive income	19	8	14	41

Balance as of December 31, 2017	$(12)	$(2)	$(7)	$(21)

	Change in Fair Value of Interest Rate Swaps	Change in Fair Value of Available for Sale Securities	Change in Unrecognized Pension Cost Components	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2015	$(48)	$1	$(26)	$(73)
Other comprehensive (loss) income before reclassifications	(17)	2	1	(14)
Amounts reclassified from accumulated other comprehensive income	34	(13)	2	23

Net current-period other comprehensive income (loss)	17	(11)	3	9
AOCI distributed to QHC in spin-off	-	-	2	2

Balance as of December 31, 2016	$(31)	$(10)	$(21)	$(62)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables present a subtotal for each significant reclassification to net (loss) income out of AOCL and the line item affected in the accompanying consolidated statements of (loss) income for the years ended December 31, 2017 and 2016 (in millions):

	Amount reclassified from AOCL	Affected line item in the statement where net (loss) income is presented
Details about accumulated other comprehensive (loss) income components	Year Ended December 31, 2017
Gains and losses on cash flow hedges
Interest rate swaps	$(30)	Interest expense, net
	11	Tax benefit

	$(19)	Net of tax

Amortization of defined benefit pension items
Prior service costs	$(2)	Salaries and benefits
Actuarial losses	(1)	Salaries and benefits
Settlement losses recognized	(13)	Salaries and benefits

	(16)	Total before tax
	7	Tax benefit

	(9)	Net of tax

	Amount reclassified from AOCL	Affected line item in the statement where net (loss) income is presented
Details about accumulated other comprehensive (loss) income components	Year Ended December 31, 2016
Gains and losses on cash flow hedges
Interest rate swaps	$(54)	Interest expense, net
	20	Tax benefit

	$(34)	Net of tax

Amortization of defined benefit pension items
Prior service costs	$(2)	Salaries and benefits
Actuarial losses	(1)	Salaries and benefits

	(3)	Total before tax
	1	Tax benefit

	$(2)	Net of tax

17. COMMITMENTS AND CONTINGENCIES

Construction and Other Capital Commitments.    Pursuant to a hospital purchase agreement in effect as of December 31, 2017, the Company is required to build replacement facilities in La Porte, Indiana and Knox, Indiana. The estimated construction costs, including equipment costs, for the La Porte and Starke replacement facilities are currently estimated to be approximately $125 million and $15 million, respectively. No costs have been incurred to date on these facilities. In addition, under other purchase agreements outstanding at

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2017, the Company has committed to spend approximately $289 million for costs such as capital improvements, equipment, selected leases and physician recruiting. These commitments are required to be fulfilled generally over a five to seven year period after acquisition. Through December 31, 2017, the Company has spent approximately $135 million related to these commitments.

Physician Recruiting Commitments.    As part of its physician recruitment strategy, the Company provides income guarantee agreements to certain physicians who agree to relocate to its communities and commit to remain in practice there. Under such agreements, the Company is required to make payments to the physicians in excess of the amounts they earned in their practice up to the amount of the income guarantee. These income guarantee periods are typically for 12 months. Such payments are recoverable by the Company from physicians who do not fulfill their commitment period, which is typically three years, to the respective community. At December 31, 2017, the maximum potential amount of future payments under these guarantees in excess of the liability recorded is $31 million.

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

The net present value of the projected payments was discounted using a weighted-average risk-free rate of 2.2%, 1.8% and 1.6% in 2017, 2016 and 2015, respectively. This liability is adjusted for new claims information in the period such information becomes known. The Company’s estimated liability for professional and general liability claims was $711 million and $788 million as of December 31, 2017 and 2016, respectively. The estimated undiscounted claims liability was $760 million and $843 million as of December 31, 2017 and 2016, respectively. The current portion of the liability for professional and general liability claims was $115 million and $130 million as of December 31, 2017 and 2016, respectively, and is included in other accrued liabilities in the accompanying consolidated balance sheets, with the long-term portion recorded in other long-term liabilities. Professional malpractice expense includes the losses resulting from professional liability claims and loss adjustment expense, as well as paid excess insurance premiums, and is presented within other operating expenses in the accompanying consolidated statements of (loss) income.

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

In connection with the spin-off of QHC, the Company agreed to indemnify QHC for certain liabilities relating to outcomes or events occurring prior to April 29, 2016, the closing date of the spin-off, including (i) certain claims and proceedings that were known to be outstanding at or prior to the consummation of the spin-off and involved multiple facilities and (ii) certain claims, proceedings and investigations by governmental authorities or

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

private plaintiffs related to activities occurring at or related to QHC’s healthcare facilities prior to the closing date of the spin-off, but only to the extent, in the case of clause (ii), that such claims are covered by insurance policies maintained by the Company, including professional liability and employer practices. In this regard, the Company continues to be responsible for HMA Legal Matters (as defined below) covered by the CVR agreement that relate to QHC’s business, and any amounts payable by the Company in connection therewith will continue to reduce the amount payable by the Company in respect of the CVRs. Notwithstanding the foregoing, the Company is not required to indemnify QHC in respect of any claims or proceedings arising out of or related to the business operations of Quorum Health Resources, LLC at any time or QHC’s compliance with the corporate integrity agreement. Subsequent to the spin-off of QHC, the Office of the Inspector General provided the Company with written assurance that it would look solely at QHC for compliance for its facilities under the Company’s Corporate Integrity Agreement; however, the Office of the Inspector General declined to enter into a separate corporate integrity agreement with QHC. In addition, on August 4, 2017, the Company initiated an arbitration against QHC for unpaid amounts due from QHC related to two transition services agreements. QHC filed a counterclaim, claiming breach of contract and tortious interference, among others. The arbitration is set to begin June 18, 2018. The Company believes the counterclaim is without merit and will vigorously defend the case.

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

The CVRs do not have a finite payment date. Any payments the Company makes under the CVR agreement will be payable within 60 days after the final resolution of the HMA Legal Matters. The CVRs are unsecured obligations of CHS and all payments under the CVRs will be subordinated in right of payment to the prior payment in full of all of the Company’s senior obligations (as defined in the CVR agreement), which include outstanding indebtedness of the Company (subject to certain exceptions set forth in the CVR agreement) and the HMA Losses. The CVR agreement permits the Company to acquire all or some of the CVRs, whether in open market transactions, private transactions or otherwise. As of December 31, 2017, the Company had acquired no CVRs.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table represents the impact of legal expenses paid or incurred and settlements paid or deemed final as of December 31, 2017 and 2016 on the amounts owed to CVR holders (in millions):

		Allocation of Expenses and Settlements Paid
	Total Expenses and Settlement Cost	Deductible	Company’s Responsibility at 10%	Reduction to Amount Owed to CVR Holders at 90%
As of December 31, 2015	$58	$18	$4	$36
Settlements paid	1	-	-	1
Legal expenses incurred and/or paid during the year ended December 31, 2016	3	-	-	3

As of December 31, 2016	62	18	4	40
Settlements paid	-	-	-	-
Legal expenses incurred and/or paid during the year ended December 31, 2017	2	-	-	2

As of December 31, 2017	$64	$18	$4	$42

Amounts owed to CVR holders are dependent on the ultimate resolution of the HMA Legal Matters and determination of HMA Losses incurred. The settlement of any or all of the claims and expenses incurred on behalf of the Company in defending itself will (subject to the deductible) reduce the amounts owed to the CVR holders.

Underlying the CVR agreement are a number of claims included in the HMA Legal Matters asserted against HMA. The Company has recorded a liability in connection with those claims as part of the acquired assets and liabilities at the date of acquisition pursuant to the provisions of Financial Accounting Standards Board Accounting Standards Codification Topic 805 “Business Combinations.” For the estimate of the Company’s liabilities associated with the HMA Legal Matters that will be covered by the CVR and were not previously accrued by HMA, the Company recorded a liability of $284 million as part of the acquisition accounting for the HMA merger based on the Company’s estimate of fair value of such liabilities as of the date of acquisition. There was a $4 million increase in the liability during the year ended December 31, 2017 and the estimated fair value of such liabilities, after consideration of amounts paid and current estimates of valuation inputs, was $256 million as of December 31, 2017, which is recorded in other long-term liabilities on the accompanying consolidated balance sheet. As of December 31, 2017, there is currently no accrual recorded for the probable contingency claims underlying the CVR agreement. The estimated liability for probable contingency claims underlying the CVR agreement that was previously recorded by HMA, and reflected in the purchase accounting for HMA as an acquired liability has been settled and was paid during the year ended December 31, 2015. In addition, although legal fees are not included in the amounts currently accrued, such legal fees are taken into account in determining HMA Losses under the CVR agreement. Certain significant HMA Legal Matters underlying these liabilities are discussed in greater detail below.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

et al. (Middle District Georgia) (“Williams”); U.S. ex rel. Scott H. Plantz, M.D. et al. v. Health Management Associates, Inc., et al. (Northern District Illinois) (“Plantz”); U.S. ex rel. Thomas L. Mason, M.D. et al. v. Health Management Associates, Inc. et al. (Western District North Carolina) (“Mason”); U.S. ex rel. Jacqueline Meyer, et al. v. Health Management Associates, Inc., Gary Newsome et al. (“Jacqueline Meyer”) (District of South Carolina); U.S. ex rel. George Miller, et al. v. Health Management Associates, Inc. (Eastern District of Pennsylvania) (“Miller”); U.S. ex rel. Bradley Nurkin v. Health Management Associates, Inc. et al. (Middle District of Florida) (“Nurkin”); and U.S. ex rel. Paul Meyer v. Health Management Associates, Inc. et al. (Southern District Florida) (“Paul Meyer”). The United States has elected to intervene with respect to allegations in these cases that certain HMA hospitals inappropriately admitted patients and then submitted reimbursement claims for treating those individuals to federal healthcare programs in violation of the False Claims Act or that certain HMA hospitals had inappropriate financial relationships with physicians which violated the Stark law, the Anti-Kickback Statute, and the False Claims Act. Certain of these complaints also allege the same actions violated various state laws which prohibit false claims. The United States has declined to intervene in three of the eleven matters, namely U.S. ex rel. Anita France, et al. v. Health Management Associates, Inc. (Middle District Florida) (“France”) which involved allegations of wrongful billing and was settled; U.S. ex rel. Sandra Simmons v. Health Management Associates, Inc. et al. (Eastern District Oklahoma) (“Simmons”) which alleges unnecessary surgery by an employed physician and which was settled as to all allegations except alleged wrongful termination; and U.S. ex rel. David Napoliello, M.D. v. Health Management Associates, Inc. (Middle District Florida) (“Napoliello”) which alleges inappropriate admissions. On April 3, 2014, the Multi District Litigation Panel ordered the transfer and consolidation for pretrial proceedings of the eight intervened cases, plus the Napoliello matter, to the District of the District of Columbia under the name In Re: Health Management Associates, Inc. Qui Tam Litigation. On June 2, 2014, the court entered a stay of this matter until October 6, 2014, which was subsequently extended until February 27, 2015, May 27, 2015, September 25, 2015, January 25, 2016, May 25, 2016, September 26, 2016, December 27, 2016, April 27, 2017, August 28, 2017, December 18, 2017 and now until March 19, 2018. The Company intends to defend against the allegations in these matters, but also continues to cooperate with the government in the ongoing investigation of these allegations. The Company has been in discussions with the Civil Division of the United States Department of Justice (“DOJ”) regarding the resolutions of these matters. During the first quarter of 2015, the Company was informed that the Criminal Division continues to investigate former executive-level employees of HMA, and continues to consider whether any HMA entities should be held criminally liable for the acts of the former HMA employees. The Company is voluntarily cooperating with these inquiries and has not been served with any subpoenas or other legal process.

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

Summary of Recorded Amounts

The table below presents a reconciliation of the beginning and ending liability balances (in millions) during the years ended December 31, 2017 and 2016, with respect to the Company’s fair value determination in connection with HMA Legal Matters that were not previously accrued by HMA, and the remaining contingencies of the Company in respect of which an accrual has been recorded. In addition, future legal fees (which are expensed as incurred) and costs related to possible indemnification and criminal investigation matters associated with the HMA Legal Matters have not been accrued or included in the table below. Furthermore, although not accrued, such costs, if incurred, will be taken into account in determining the total amount of reductions applied to the amounts owed to CVR holders.

	CVR-Related Liability at Fair Value	Other Probable Contingencies
Balance as of December 31, 2015	$261	$10
(Income) expense	(8)	14
Reserve for insured claim	-	1
Cash payments	(1)	(11)

Balance as of December 31, 2016	252	14
Expense	4	14
Cash payments	-	(14)

Balance as of December 31, 2017	$256	$14

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

In the aggregate, attorneys’ fees and other costs incurred but not included in the table above related to probable contingencies, and CVR-related contingencies accounted for at fair value, totaled $2 million and $4 million for the years ended December 31, 2017 and 2016, respectively, and are included in other operating expenses in the accompanying consolidated statements of (loss) income.

Matters for which an Outcome Cannot be Assessed

For the following legal matter, due to the uncertainties surrounding the ultimate outcome of the case, the Company cannot at this time assess what the outcome may be and is further unable to determine any estimate of loss or range of loss.

Class Action Shareholder Federal Securities Cases. Three purported class action cases have been filed in the United States District Court for the Middle District of Tennessee; namely, Norfolk County Retirement System

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

v. Community Health Systems, Inc., et al., filed May 9, 2011; De Zheng v. Community Health Systems, Inc., et al., filed May 12, 2011; and Minneapolis Firefighters Relief Association v. Community Health Systems, Inc., et al., filed June 21, 2011. All three seek class certification on behalf of purchasers of the Company’s common stock between July 27, 2006 and April 11, 2011 and allege that misleading statements resulted in artificially inflated prices for the Company’s common stock. In December 2011, the cases were consolidated for pretrial purposes and NYC Funds and its counsel were selected as lead plaintiffs/lead plaintiffs’ counsel. In lieu of ruling on the Company’s motion to dismiss, the court permitted the plaintiffs to file a first amended consolidated class action complaint, which was filed on October 5, 2015. The Company’s motion to dismiss was filed on November 4, 2015 and oral argument was held on April 11, 2016. The Company’s motion to dismiss was granted on June 16, 2016 and on June 27, 2016, the plaintiffs filed a notice of appeal to the Sixth Circuit Court of Appeals. The matter was heard on May 3, 2017. On December 13, 2017, the Sixth Circuit reversed the trial court’s dismissal of the case and remanded it to the District Court. The Company filed a renewed partial motion to dismiss on February 9, 2018. The Company believes this consolidated matter is without merit and will vigorously defend this case.

18.  SUBSEQUENT EVENTS

The Company has evaluated all material events occurring subsequent to the balance sheet date for events requiring disclosure or recognition in the consolidated financial statements.

On January 31, 2018, one or more subsidiaries of the Company signed a definitive agreement for the sale of Tennova Healthcare – Jamestown (85 licensed beds) in Jamestown, Tennessee, and its associated assets to subsidiaries of Rennova Health, Inc.

On February 14, 2018, one or more subsidiaries of the Company signed a definitive agreement for the sale of Byrd Regional Hospital (60 licensed beds) in Leesville, Louisiana, and its associated assets to subsidiaries of Allegiance Health Management.

On February 26, 2018, the Credit Facility was amended, with requisite revolving lender approval, to remove the EBITDA to interest expense ratio financial covenant, to replace the senior secured net debt to EBITDA ratio financial covenant with a first lien net debt to EBITDA ratio financial covenant, and to reduce the extended revolving credit commitments to $650 million (for a total of $840 million in revolving credit commitments when combined with the non-extended portion of the revolving credit facility). The new financial covenant provides for a maximum first lien net debt to EBITDA ratio of 5.25 to 1.0, reducing to 5.0 to 1.0 on July 1, 2018, 4.75 to 1.0 on January 1, 2019, 4.5 to 1.0 on January 1, 2020 and 4.25 to 1.0 on July 1, 2020. In addition, CHS agreed pursuant to the amendment to modify its ability to retain asset sale proceeds, and instead to apply them to prepayments of term loans based on pro forma first lien leverage. To the extent the ratio of first lien net debt to EBITDA is greater than or equal to 4.5 to 1.0, 100% of net cash proceeds of asset sales will be applied to prepay term loans; to the extent the first lien leverage ratio is less than 4.5 to 1.0 but greater than or equal to 4.0 to 1.0, 50% of such proceeds will be applied to prepay term loans; and to the extent the first lien leverage ratio is less than 4.0 to 1.0, there will be no requirement to prepay term loans with such proceeds. These ratios will be determined on a pro forma basis giving appropriate effect to the relevant asset sales and corresponding prepayments of term loans.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

19. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter
	1st	2nd	3rd	4th	Total (2)
	(in millions, except share and per share data)
Year ended December 31, 2017:
Net operating revenues	$4,486	$4,144	$3,666	$3,059	$15,353
Loss from continuing operations before income taxes	(176)	(131)	(147)	(2,379)	(2,833)
Loss from continuing operations	(176)	(116)	(88)	(2,004)	(2,384)
Loss from discontinued operations	(1)	(6)	(2)	(3)	(12)
Net loss attributable to Community Health Systems, Inc.	$(199)	$(137)	$(110)	$(2,013)	$(2,459)
Basic loss per share attributable to Community Health Systems, Inc. common stockholders(1):
Continuing operations	$(1.78)	$(1.17)	$(0.96)	$(17.95)	$(21.89)
Discontinued operations	(0.01)	(0.06)	(0.02)	(0.03)	(0.11)

Net loss	$(1.79)	$(1.22)	$(0.98)	$(17.98)	$(22.00)

Diluted loss per share attributable to Community Health Systems, Inc. common stockholders(1):
Continuing operations	$(1.78)	$(1.17)	$(0.96)	$(17.95)	$(21.89)
Discontinued operations	(0.01)	(0.06)	(0.02)	(0.03)	(0.11)

Net loss	$(1.79)	$(1.22)	$(0.98)	$(17.98)	$(22.00)

Weighted-average number of shares outstanding:
Basic	111,252,331	111,909,858	111,935,738	111,971,628	111,769,821
Diluted	111,252,331	111,909,858	111,935,738	111,971,628	111,769,821
Year ended December 31, 2016:
Net operating revenues	$4,999	$4,590	$4,380	$4,469	$18,438
Income (loss) from continuing operations before income taxes	63	(1,543)	(83)	(152)	(1,715)
Income (loss) from continuing operations	37	(1,405)	(54)	(189)	(1,611)
Loss from discontinued operations	(1)	(1)	(2)	(9)	(15)
Net income (loss) attributable to Community
Health Systems, Inc.	$11	$(1,432)	$(79)	$(220)	$(1,721)
Basic earnings (loss) per share attributable to Community Health Systems, Inc. common stockholders(1):
Continuing operations	$0.11	$(12.90)	$(0.69)	$(1.91)	$(15.41)
Discontinued operations	(0.01)	(0.01)	(0.02)	(0.09)	(0.13)

Net income (loss)	$0.10	$(12.91)	$(0.71)	$(1.99)	$(15.54)

Diluted earnings (loss) per share attributable to Community Health Systems, Inc. common stockholders(1):
Continuing operations	$0.11	$(12.90)	$(0.69)	$(1.91)	$(15.41)
Discontinued operations	(0.01)	(0.01)	(0.02)	(0.09)	(0.13)

Net income (loss)	$0.10	$(12.91)	$(0.71)	$(1.99)	$(15.54)

Weighted-average number of shares outstanding:
Basic	110,247,867	110,879,285	110,888,040	110,905,052	110,730,971
Diluted	110,309,372	110,879,285	110,888,040	110,905,052	110,730,971

(1)	Total per share amounts may not add due to rounding.
(2)	Total quarterly amounts may not add due to rounding.

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

The accounting policies used in the preparation of this financial information are consistent with those elsewhere in the consolidated financial statements of the Company, except as noted below:

•	Intercompany receivables and payables are presented gross in the supplemental condensed consolidating balance sheets.

•	Cash flows from intercompany transactions are presented in cash flows from financing activities, as changes in intercompany balances with affiliates, net.

•	Income tax expense is allocated from the parent guarantor to the income producing operations (other guarantors and non-guarantors) and the issuer through stockholders’ (deficit) equity. As this approach represents an allocation, the income tax expense allocation is considered non-cash for statement of cash flow purposes.

•	Interest expense, net has been presented to reflect net interest expense and interest income from outstanding long-term debt and intercompany balances.

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

From time to time, subsidiaries of the Company sell and/or repurchase noncontrolling interests in consolidated subsidiaries, which may change subsidiaries between guarantors and non-guarantors. Effective with the spin-off of QHC, all subsidiaries of the Company that were part of that distribution have been removed as guarantors. Amounts for prior periods have been revised to reflect the status of guarantors and non-guarantors as of December 31, 2017.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Loss

Year Ended December 31, 2017

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
Operating revenues (net of contractual allowances and discounts)	$-	$(22)	$10,765	$7,655	$-	$18,398
Provision for bad debts	-	-	2,063	982	-	3,045

Net operating revenues	-	(22)	8,702	6,673	-	15,353
Operating costs and expenses:
Salaries and benefits	-	-	3,614	3,762	-	7,376
Supplies	-	-	1,628	1,044	-	2,672
Other operating expenses	-	-	2,376	1,488	-	3,864
Government and other legal settlements and related costs	-	-	(31)	-	-	(31)
Electronic health records incentive reimbursement	-	-	(12)	(16)	-	(28)
Rent	-	-	198	196	-	394
Depreciation and amortization	-	-	501	360	-	861
Impairment and (gain) loss on sale of businesses, net	-	-	1,212	911	-	2,123

Total operating costs and expenses	-	-	9,486	7,745	-	17,231

Loss from operations	-	(22)	(784)	(1,072)	-	(1,878)
Interest expense, net	-	327	587	17	-	931
Loss from early extinguishment of debt	-	40	-	-	-	40
Equity in earnings of unconsolidated affiliates	2,459	1,955	865	-	(5,295)	(16)

Loss from continuing operations before income taxes	(2,459)	(2,344)	(2,236)	(1,089)	5,295	(2,833)
Provision for (benefit from) income taxes	-	115	(297)	(267)	-	(449)

Loss from continuing operations	(2,459)	(2,459)	(1,939)	(822)	5,295	(2,384)
Discontinued operations, net of taxes:
Loss from operations of entities sold or held for sale	-	-	(4)	(2)	-	(6)
Impairment of hospitals sold or held for sale	-	-	(5)	(1)	-	(6)

Loss from discontinued operations, net of taxes	-	-	(9)	(3)	-	(12)

Net loss	(2,459)	(2,459)	(1,948)	(825)	5,295	(2,396)
Less: Net income attributable to noncontrolling interests	-	-	-	63	-	63

Net loss attributable to Community Health Systems, Inc. stockholders	$(2,459)	$(2,459)	$(1,948)	$(888)	$5,295	$(2,459)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Loss

Year Ended December 31, 2016

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
Operating revenues (net of contractual allowances and discounts)	$-	$(25)	$11,089	$10,211	$-	$21,275
Provision for bad debts	-	-	1,707	1,130	-	2,837

Net operating revenues	-	(25)	9,382	9,081	-	18,438
Operating costs and expenses:
Salaries and benefits	-	-	3,754	4,870	-	8,624
Supplies	-	-	1,660	1,351	-	3,011
Other operating expenses	-	-	2,238	2,010	-	4,248
Government and other legal settlements and related costs	-	-	16	-	-	16
Electronic health records incentive reimbursement	-	-	(37)	(33)	-	(70)
Rent	-	-	199	251	-	450
Depreciation and amortization	-	-	614	486	-	1,100
Impairment and (gain) loss on sale of businesses, net	-	-	1,262	657	-	1,919

Total operating costs and expenses	-	-	9,706	9,592	-	19,298

Loss from operations	-	(25)	(324)	(511)	-	(860)
Interest expense, net	-	241	631	90	-	962
Loss from early extinguishment of debt	-	30	-	-	-	30
Gain on sale of investments in unconsolidated affiliates	-	-	(94)	-	-	(94)
Equity in earnings of unconsolidated affiliates	1,721	1,466	585	-	(3,815)	(43)

Loss from continuing operations before income taxes	(1,721)	(1,762)	(1,446)	(601)	3,815	(1,715)
(Benefit from) provision for income taxes	-	(41)	19	(82)	-	(104)

Loss from continuing operations	(1,721)	(1,721)	(1,465)	(519)	3,815	(1,611)
Discontinued operations, net of taxes:
(Loss) income from operations of entities sold or held for sale	-	-	(9)	2	-	(7)
Impairment of hospitals sold or held for sale	-	-	(1)	(7)	-	(8)

Loss from discontinued operations, net of taxes	-	-	(10)	(5)	-	(15)

Net loss	(1,721)	(1,721)	(1,475)	(524)	3,815	(1,626)
Less: Net income attributable to noncontrolling interests	-	-	-	95	-	95

Net loss attributable to Community Health Systems, Inc. stockholders	$(1,721)	$(1,721)	$(1,475)	$(619)	$3,815	$(1,721)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Income

Year Ended December 31, 2015

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
Operating revenues (net of contractual allowances and discounts)	$-	$(20)	$11,063	$11,521	$-	$22,564
Provision for bad debts	-	-	1,944	1,183	-	3,127

Net operating revenues	-	(20)	9,119	10,338	-	19,437
Operating costs and expenses:
Salaries and benefits	-	-	3,688	5,303	-	8,991
Supplies	-	-	1,586	1,462	-	3,048
Other operating expenses	-	-	2,120	2,400	-	4,520
Government and other legal settlements and related costs	-	-	4	-	-	4
Electronic health records incentive reimbursement	-	-	(76)	(84)	-	(160)
Rent	-	-	189	268	-	457
Depreciation and amortization	-	-	615	557	-	1,172
Impairment and (gain) loss on sale of businesses, net	-	-	55	13	-	68

Total operating costs and expenses	-	-	8,181	9,919	-	18,100

(Loss) income from operations	-	(20)	938	419	-	1,337
Interest expense, net	-	107	717	149	-	973
Loss from early extinguishment of debt	-	16	-	-	-	16
Equity in earnings of unconsolidated affiliates	(158)	(220)	(125)	-	440	(63)

Income from continuing operations before income taxes	158	77	346	270	(440)	411
(Benefit from) provision for income taxes	-	(81)	130	67	-	116

Income from continuing operations	158	158	216	203	(440)	295
Discontinued operations, net of taxes:
Loss from operations of entities sold or held for sale	-	-	(7)	(20)	-	(27)
Impairment of hospitals sold or held for sale	-	-	-	(5)	-	(5)
Loss on sale, net	-	-	-	(4)	-	(4)

Loss from discontinued operations, net of taxes	-	-	(7)	(29)	-	(36)

Net income	158	158	209	174	(440)	259
Less: Net income attributable to noncontrolling interests	-	-	-	101	-	101

Net income attributable to Community Health Systems, Inc. stockholders	$158	$158	$209	$73	$(440)	$158

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Comprehensive Loss

Year Ended December 31, 2017

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
Net loss	$(2,459)	$(2,459)	$(1,948)	$(825)	$5,295	$(2,396)
Other comprehensive income, net of income taxes:
Net change in fair value of interest rate swaps, net of tax	19	19	-	-	(19)	19
Net change in fair value of available-for-sale securities, net of tax	8	8	8	-	(16)	8
Amortization and recognition of unrecognized pension cost components, net of tax	14	14	14	-	(28)	14

Other comprehensive income	41	41	22	-	(63)	41

Comprehensive loss	(2,418)	(2,418)	(1,926)	(825)	5,232	(2,355)
Less: Comprehensive income attributable to noncontrolling interests	-	-	-	63	-	63

Comprehensive loss attributable to
Community Health Systems, Inc. stockholders	$(2,418)	$(2,418)	$(1,926)	$(888)	$5,232	$(2,418)

Condensed Consolidating Statement of Comprehensive Loss

Year Ended December 31, 2016

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
Net loss	$(1,721)	$(1,721)	$(1,475)	$(524)	$3,815	$(1,626)
Other comprehensive income (loss), net of income taxes:
Net change in fair value of interest rate swaps, net of tax	17	17	-	-	(17)	17
Net change in fair value of available-for-sale securities, net of tax	(11)	(11)	(11)	-	22	(11)
Amortization and recognition of unrecognized pension cost components, net of tax	3	3	3	-	(6)	3

Other comprehensive income (loss)	9	9	(8)	-	(1)	9

Comprehensive loss	(1,712)	(1,712)	(1,483)	(524)	3,814	(1,617)
Less: Comprehensive income attributable to noncontrolling interests	-	-	-	95	-	95

Comprehensive loss attributable to Community Health Systems, Inc. stockholders	$(1,712)	$(1,712)	$(1,483)	$(619)	$3,814	$(1,712)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Comprehensive Income

Year Ended December 31, 2015

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
Net income	$158	$158	$209	$174	$(440)	$259
Other comprehensive (loss) income, net of income taxes:
Net change in fair value of interest rate swaps, net of tax	(6)	(6)	-	-	6	(6)
Net change in fair value of available-for-sale securities, net of tax	(5)	(5)	(5)	-	10	(5)
Amortization and recognition of unrecognized pension cost components, net of tax	1	1	1	-	(2)	1

Other comprehensive loss	(10)	(10)	(4)	-	14	(10)

Comprehensive income	148	148	205	174	(426)	249
Less: Comprehensive income attributable to noncontrolling interests	-	-	-	101	-	101

Comprehensive income attributable to
Community Health Systems, Inc. stockholders	$148	$148	$205	$73	$(426)	$148

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Balance Sheet

December 31, 2017

	Parent		Other	Non -
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$-	$-	$497	$66	$-	$563
Patient accounts receivable, net of allowance for doubtful accounts	-	-	355	2,029	-	2,384
Supplies	-	-	288	156	-	444
Prepaid income taxes	17	-	-	-	-	17
Prepaid expenses and taxes	-	-	146	52	-	198
Other current assets	-	-	152	310	-	462

Total current assets	17	-	1,438	2,613	-	4,068

Intercompany receivable	-	13,381	5,857	7,109	(26,347)	-

Property and equipment, net	-	-	4,448	2,604	-	7,052

Goodwill			2,882	1,841	-	4,723

Deferred income taxes	62	-	-	-	-	62

Other assets, net	15	39	1,594	939	(1,042)	1,545

Net investment in subsidiaries	-	21,717	10,890	-	(32,607)	-

Total assets	$94	$35,137	$27,109	$15,106	$(59,996)	$17,450

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$-	$-	$25	$8	$-	$33
Accounts payable	-	-	663	304	-	967
Accrued interest	-	228	-	1	-	229
Accrued liabilities	-	-	644	483	-	1,127

Total current liabilities	-	228	1,332	796	-	2,356

Long-term debt	-	12,998	216	666	-	13,880

Intercompany payable	833	21,582	24,028	13,310	(59,753)	-

Deferred income taxes	19	-	-	-	-	19

Other long-term liabilities	9	1,018	997	378	(1,042)	1,360

Total liabilities	861	35,826	26,573	15,150	(60,795)	17,615

Redeemable noncontrolling interests in equity of consolidated subsidiaries	-	-	-	527	-	527

Equity:
Community Health Systems, Inc. stockholders’ (deficit) equity:
Common stock	1	-	-	-	-	1
Additional paid-in capital	2,014	(252)	204	234	(186)	2,014
Accumulated other comprehensive loss	(21)	(21)	(4)	(4)	29	(21)
(Accumulated deficit) retained earnings	(2,761)	(416)	336	(876)	956	(2,761)

Total Community Health Systems, Inc. stockholders’ (deficit) equity	(767)	(689)	536	(646)	799	(767)
Noncontrolling interests in equity of consolidated subsidiaries	-	-	-	75	-	75

Total (deficit) equity	(767)	(689)	536	(571)	799	(692)

Total liabilities and equity	$94	$35,137	$27,109	$15,106	$(59,996)	$17,450

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Balance Sheet

December 31, 2016

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$-	$-	$174	$64	$-	$238
Patient accounts receivable, net of allowance for doubtful accounts	-	-	799	2,377	-	3,176
Supplies	-	-	297	183	-	480
Prepaid income taxes	17	-	-	-	-	17
Prepaid expenses and taxes	-	-	124	63	-	187
Other current assets	-	-	158	410	-	568

Total current assets	17	-	1,552	3,097	-	4,666

Intercompany receivable	295	14,996	3,150	7,597	(26,038)	-

Property and equipment, net	-	-	4,965	3,184	-	8,149

Goodwill	-	-	3,947	2,574	-	6,521

Deferred income taxes	15	-	-	-	-	15

Other assets, net	-	-	1,869	1,946	(1,222)	2,593

Net investment in subsidiaries	1,728	21,224	10,122	-	(33,074)	-

Total assets	$2,055	$36,220	$25,605	$18,398	$(60,334)	$21,944

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$-	$149	$53	$253	$-	$455
Accounts payable	-	-	628	367	-	995
Accrued interest	-	205	1	1	-	207
Accrued liabilities	17	-	626	587	-	1,230

Total current liabilities	17	354	1,308	1,208	-	2,887

Long-term debt	-	14,018	232	539	-	14,789

Intercompany payable	-	18,861	20,517	15,071	(54,449)	-

Deferred income taxes	411	-	-	-	-	411

Other long-term liabilities	12	1,259	1,082	444	(1,222)	1,575

Total liabilities	440	34,492	23,139	17,262	(55,671)	19,662

Redeemable noncontrolling interests in equity of consolidated subsidiaries	-	-	-	554	-	554

Equity:
Community Health Systems, Inc. stockholders’ equity:
Common stock	1	-	-	-	-	1
Additional paid-in capital	1,975	675	939	768	(2,382)	1,975
Accumulated other comprehensive loss	(62)	(62)	(22)	(9)	93	(62)
(Accumulated deficit) retained earnings	(299)	1,115	1,549	(290)	(2,374)	(299)

Total Community Health Systems, Inc. stockholders’ equity	1,615	1,728	2,466	469	(4,663)	1,615
Noncontrolling interests in equity of consolidated subsidiaries	-	-	-	113	-	113

Total equity	1,615	1,728	2,466	582	(4,663)	1,728

Total liabilities and equity	$2,055	$36,220	$25,605	$18,398	$(60,334)	$21,944

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2017

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
Net cash (used in) provided by operating activities	$(12)	$(317)	$750	$352	$-	$773

Cash flows from investing activities:
Acquisitions of facilities and other related businesses	-	-	(1)	(5)	-	(6)
Purchases of property and equipment	-	-	(365)	(199)	-	(564)
Proceeds from disposition of hospitals and other ancillary operations	-	-	596	1,096	-	1,692
Proceeds from sale of property and equipment	-	-	4	3	-	7
Purchases of available-for-sale securities	-	-	(91)	(34)	-	(125)
Proceeds from sales of available-for-sale securities	-	-	154	54	-	208
Increase in other investments	-	-	(106)	(37)	-	(143)

Net cash provided by investing activities	-	-	191	878	-	1,069

Cash flows from financing activities:
Repurchase of restricted stock shares for payroll tax withholding requirements	(5)	-	-	-	-	(5)
Deferred financing costs and other debt-related costs	-	(65)	-	(1)	-	(66)
Proceeds from noncontrolling investors in joint ventures	-	-	-	5	-	5
Redemption of noncontrolling investments in joint ventures	-	-	-	(6)	-	(6)
Distributions to noncontrolling investors in joint ventures	-	-	-	(100)	-	(100)
Changes in intercompany balances with affiliates, net	17	1,566	(575)	(1,008)	-	-
Borrowings under credit agreements	-	795	30	16	-	841
Issuance of long-term debt	-	3,100	-	-	-	3,100
Proceeds from receivables facility	-	-	-	105	-	105
Repayments of long-term indebtedness	-	(5,079)	(73)	(239)	-	(5,391)

Net cash provided by (used in) financing activities	12	317	(618)	(1,228)	-	(1,517)

Net change in cash and cash equivalents	-	-	323	2	-	325
Cash and cash equivalents at beginning of period	-	-	174	64	-	238

Cash and cash equivalents at end of period	$-	$-	$497	$66	$-	$563

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2016

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
Net cash provided by (used in) operating activities	$14	$(335)	$1,218	$240	$-	$1,137

Cash flows from investing activities:
Acquisitions of facilities and other related businesses	-	-	(3)	(120)	-	(123)
Purchases of property and equipment	-	-	(474)	(270)	-	(744)
Proceeds from disposition of hospitals and other ancillary operations	-	-	16	127	-	143
Proceeds from sale of property and equipment	-	-	6	9	-	15
Purchases of available-for-sale securities	-	-	(263)	(242)	-	(505)
Proceeds from sales of available-for-sale securities	-	-	218	246	-	464
Proceeds from sale of investments in unconsolidated affiliates	-	-	403	-	-	403
Distribution from Quorum Health Corporation	-	1,219	-	-	-	1,219
Increase in other investments	-	-	(156)	(86)	-	(242)

Net cash provided by (used in) investing activities	-	1,219	(253)	(336)	-	630

Cash flows from financing activities:
Repurchase of restricted stock shares for payroll tax withholding requirements	(6)	-	-	-	-	(6)
Deferred financing costs and other debt-related costs	-	(26)	-	-	-	(26)
Redemption of noncontrolling investments in joint ventures	-	-	-	(19)	-	(19)
Distributions to noncontrolling investors in joint ventures	-	-	-	(92)	-	(92)
Changes in intercompany balances with affiliates, net	(8)	801	(925)	132	-	-
Proceeds from sale-lease back	-	-	147	12	-	159
Borrowings under credit agreements	-	4,848	28	3	-	4,879
Proceeds from receivables facility	-	-	-	107	-	107
Repayments of long-term indebtedness	-	(6,507)	(64)	(144)	-	(6,715)

Net cash (used in) provided by financing activities	(14)	(884)	(814)	(1)	-	(1,713)

Net change in cash and cash equivalents	-	-	151	(97)	-	54
Cash and cash equivalents at beginning of period	-	-	23	161	-	184

Cash and cash equivalents at end of period	$-	$-	$174	$64	$-	$238

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2015

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
Net cash (used in) provided by operating activities	$(25)	$159	$349	$438	$-	$921

Cash flows from investing activities:
Acquisitions of facilities and other related businesses	-	-	(21)	(36)	-	(57)
Purchases of property and equipment	-	-	(600)	(353)	-	(953)
Proceeds from disposition of hospitals and other ancillary operations	-	-	21	134	-	155
Proceeds from sale of property and equipment	-	-	6	9	-	15
Purchases of available-for-sale securities	-	-	(53)	(109)	-	(162)
Proceeds from sales of available-for-sale securities	-	-	46	110	-	156
Increase in other investments	-	-	(143)	(62)	-	(205)

Net cash used in investing activities	-	-	(744)	(307)	-	(1,051)

Cash flows from financing activities:
Proceeds from exercise of stock options	25	-	-	-	-	25
Repurchase of restricted stock shares for payroll tax withholding requirements	(20)	-	-	-	-	(20)
Stock buy-back	(159)	-	-	-	-	(159)
Deferred financing costs and other debt-related costs	-	(30)	-	-	-	(30)
Proceeds from noncontrolling investors in joint ventures	-	-	-	47	-	47
Redemption of noncontrolling investments in joint ventures	-	-	-	(36)	-	(36)
Distributions to noncontrolling investors in joint ventures	-	-	-	(100)	-	(100)
Changes in intercompany balances with affiliates, net	179	(181)	89	(87)	-	-
Borrowings under credit agreements	-	4,880	34	8	-	4,922
Proceeds from receivables facility	-	-	-	206	-	206
Repayments of long-term indebtedness	-	(4,828)	(77)	(145)	-	(5,050)

Net cash provided by (used in) financing activities	25	(159)	46	(107)	-	(195)

Net change in cash and cash equivalents	-	-	(349)	24	-	(325)
Cash and cash equivalents at beginning of period	-	-	372	137	-	509

Cash and cash equivalents at end of period	$-	$-	$23	$161	$-	$184

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

During the three months ended December 31, 2017, we completed certain changes to our accounting processes related to our implementation of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”), which was adopted on January 1, 2018. During that period, we updated our control activities for the adoption of the new accounting standard and the new accounting processes and methodologies established to evaluate contracts with our customers and determine the transaction price to allocate to our performance obligations with those customers as required in the five-step revenue recognition model in ASC 606. There have been no other changes in internal control over financial reporting that occurred during the period that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Management’s report on internal control over financial reporting is included herein at page 175.

The attestation report from Deloitte & Touche LLP, our independent registered public accounting firm, on our internal control over financial reporting is included herein at page 176.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. We have concluded that our internal control over financial reporting was effective as of December 31, 2017, based on these criteria.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Community Health Systems, Inc.

Franklin, Tennessee

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Community Health Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2017 of the Company and our report dated February 28, 2018, expressed an unqualified opinion on those financial statements and schedule.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Nashville, Tennessee

February 28, 2018

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

The committee report of the Audit and Compliance Committee of the Board of Directors is presented below. The other information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Stockholders of the Company scheduled to be held on May 15, 2018, under “General Information,” “Members of the Board of Directors,” “Information About our Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

AUDIT AND COMPLIANCE COMMITTEE REPORT

The Audit and Compliance Committee of the Board of Directors of the Company is composed of four directors, each of whom is “independent” as defined by the applicable listing standards of the New York Stock Exchange, Nasdaq and Section 10A-3 of the Exchange Act. All of our Audit and Compliance Committee members meet the Securities and Exchange Commission definition of “audit committee financial expert.” The Audit and Compliance Committee operates under a written charter adopted by the Board of Directors, which is posted on our corporate website (www.chs.net) and which is reviewed by the Committee annually, in conjunction with the Committee’s annual self-evaluation. The Company’s management is responsible for its internal controls and the financial reporting process. Our independent registered public accounting firm, Deloitte & Touche LLP, is responsible for performing an independent audit of our consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States) and to issue its reports thereon. The Audit and Compliance Committee is responsible for, among other things, monitoring and overseeing these processes, and recommending to the Board of Directors: (i) that the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K; and (ii) the selection of the independent registered public accounting firm to audit the consolidated financial statements of the Company.

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

Based on the Audit and Compliance Committee’s discussions with management and the independent registered public accounting firm and the Audit and Compliance Committee’s review of the representations of management and the materials it received from the independent registered public accounting firm as described above, the Audit and Compliance Committee recommended to the Board of Directors that the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for filing with the SEC.

This report is respectfully submitted by the Audit and Compliance Committee of the Board of Directors.

THE AUDIT AND COMPLIANCE COMMITTEE

John A. Clerico

Michael Dinkins

James S. Ely III, Chair

H. James Williams, Ph.D.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Stockholders of the Company scheduled to be held on May 15, 2018 under “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Director Compensation,” and “Compensation Committee Report.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Stockholders of the Company scheduled to be held on May 15, 2018 under “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Stockholders of the Company scheduled to be held on May 15, 2018 under “General Information” and “Relationships and Certain Transactions Between the Company and Its Officers, Directors and 5% Beneficial Owners and Their Family Members.”

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Stockholders of the Company scheduled to be held on May 15, 2018 under “Fees Paid to Auditors” and “Pre-Approval of Audit and Non-Audit Services.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Item 15(a) 1. Financial Statements

Reference is made to the index of financial statements and supplementary data under Item 8 in Part II.

Item 15(a) 2. Financial Statement Schedules

The following financial statement schedule is filed as part of this Form 10-K at page 198 hereof:

Schedule II — Valuation and Qualifying Accounts

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

Item 15(a) 3. Exhibits

The following exhibits are either filed with this Report or incorporated herein by reference.

No.	Description

2.1	Agreement and Plan of Merger, dated as of July 29, 2013, by and among Health Management Associates, Inc., Community Health Systems, Inc. and FWCT-2 Acquisition Corporation (incorporated by reference to Exhibit 2.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 30, 2013 (No. 001-15925))

2.2	Amendment and Consent to Agreement and Plan of Merger, dated as of September 24, 2013, by and among Health Management Associates, Inc., Community Health Systems, Inc. and FWCT-2 Acquisition Corporation (incorporated by reference to Exhibit 2.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed September 25, 2013 (No. 001-15925))

2.3	Separation and Distribution Agreement, dated April 29, 2016, by and between Community Health Systems, Inc. and Quorum Health Corporation (incorporated by reference to Exhibit 2.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed May 2, 2016 (No. 001-15925))

2.4	Tax Matters Agreement, dated April 29, 2016, by and between Community Health Systems, Inc. and Quorum Health Corporation (incorporated by reference to Exhibit 2.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed May 2, 2016 (No. 001-15925))

2.5	Employee Matters Agreement, dated April 29, 2016, by and between Community Health Systems, Inc. and Quorum Health Corporation (incorporated by reference to Exhibit 2.3 to Community Health Systems, Inc.’s Current Report on Form 8-K filed May 2, 2016 (No. 001-15925))

2.6	Amendment to the Employee Matters Agreement, effective as of April 29, 2016, by and between Community Health Systems, Inc. and Quorum Health Corporation (incorporated by reference to Exhibit 2.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q filed November 2, 2016 (No. 001-15925))

3.1	Form of Restated Certificate of Incorporation of Community Health Systems, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to Community Health Systems, Inc.’s Registration Statement on Form S-1/A filed June 8, 2000 (No. 333-31790))

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Community Health Systems, Inc., dated May 18, 2010 (incorporated by reference to Exhibit 3.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed May 20, 2010 (No. 001-15925))

No.	Description

3.3	Amended and Restated By-laws of Community Health Systems, Inc. (as of December 7, 2016) (incorporated by reference to Exhibit 3.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed December 12, 2016 (No. 001-15925))

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed May 7, 2014 (No. 001-15925))

4.2	Senior Notes Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of November 22, 2011, by and among CHS/Community Health Systems, Inc., the Guarantors party thereto and Regions Bank, as successor Trustee (incorporated by reference to Exhibit 4.6 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011 filed February 23, 2012 (No. 001-15925))

4.3	Form of 8.000% Senior Note due 2019 (included in Exhibit 4.2)

4.4	Registration Rights Agreement relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of November 22, 2011, by and among CHS/Community Health Systems, Inc., the Guarantors party thereto and the Initial Purchasers (incorporated by reference to Exhibit 4.8 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011 filed February 23, 2012 (No. 001-15925))

4.5	First Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of January 31, 2012, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.35 to Community Health Systems, Inc.’s Registration Statement on Form S-4/A filed April 2, 2012 (No. 333-180265))

4.6	Second Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of March 31, 2012, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.36 to Community Health Systems, Inc.’s Registration Statement on Form S-4/A filed April 2, 2012 (No. 333-180265))

4.7	Third Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of May 15, 2012, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 18, 2012 (No. 001-15925))

4.8	Fourth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of September 30, 2012, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as successor Trustee (incorporated by reference to Exhibit 4.5 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed November 1, 2012 (No. 001-15925))

4.9	Fifth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of March 31, 2013, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as successor Trustee (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed April 30, 2013 (No. 001-15925))

4.10	Sixth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of September 30, 2013, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as successor Trustee (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed October 31, 2013 (No. 001-15925))

No.	Description

4.11	Seventh Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of February 12, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as successor Trustee (incorporated by reference to Exhibit 4.12 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 filed February 26, 2014 (No. 001-15925))

4.12	Eighth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of June 30, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as successor Trustee (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed August 1, 2014 (No. 001-15925))

4.13	Ninth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of December 1, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as successor Trustee (incorporated by reference to Exhibit 4.14 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014 filed February 25, 2015 (No. 001-15925))

4.14	Tenth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of March 31, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as successor Trustee (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed May 6, 2015 (No. 001-15925))

4.15	Eleventh Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of June 30, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as successor Trustee (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed August 4, 2015 (No. 001-15925))

4.16	Twelfth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of September 30, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as successor Trustee (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed November 3, 2015 (No. 001-15925))

4.17	Thirteenth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of December 31, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as successor Trustee (incorporated by reference to Exhibit 4.17 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015 filed February 17, 2016 (No. 001-15925))

4.18	Fourteenth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of March 31, 2016, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as successor Trustee (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed May 3, 2016 (No. 001-15925))

4.19	Fifteenth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of September 30, 2016, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as successor Trustee (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 filed November 2, 2016 (No. 001-15925))

No.	Description

4.20	Senior Notes Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of July 18, 2012, by and among CHS/Community Health Systems, Inc., the Guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 18, 2012 (No. 001-15925))

4.21	Form of 7.125% Senior Note due 2020 (included in Exhibit 4.20)

4.22	First Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of September 30, 2012, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.6 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed November 1, 2012 (No. 001-15925))

4.23	Second Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of March 31, 2013, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed April 30, 2013 (No. 001-15925))

4.24	Third Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of September 30, 2013, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed October 31, 2013 (No. 001-15925))

4.25	Fourth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of February 12, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.19 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 filed February 26, 2014 (No. 001-15925))

4.26	Fifth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of June 30, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed August 1, 2014 (No. 001-15925))

4.27	Sixth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of December 1, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.23 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014 filed February 25, 2015 (No. 001-15925))

4.28	Seventh Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of March 31, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed May 6, 2015 (No. 001-15925))

4.29	Eighth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of June 30, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed August 4, 2015 (No. 001-15925))

No.	Description

4.30	Ninth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of September 30, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed November 3, 2015 (No. 001-15925))

4.31	Tenth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of December 31, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.29 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015 filed February 17, 2016 (No. 001-15925))

4.32	Eleventh Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of March 31, 2016, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed May 3, 2016 (No. 001-15925))

4.33	Twelfth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of September 30, 2016, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30 , 2016 filed November 2, 2016 (No. 001-15925))

4.34	Amendment No. 1 and Reaffirmation Agreement, dated as of August 17, 2012, relating to the Amended and Restated Guarantee and Collateral Agreement, dated as of July 25, 2007, as amended and restated as of November 5, 2010, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the guarantors party thereto, and Credit Suisse AG, as Collateral Trustee (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed November 1, 2012 (No. 001-15925))

4.35	First Lien Intercreditor Agreement, dated as of August 17, 2012, among Credit Suisse AG, as Collateral Agent, Credit Suisse AG, as authorized representative, Regions Bank, as Trustee and authorized representative, and the additional authorized representatives party thereto (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed November 1, 2012 (No. 001-15925))

4.36	Copyright Security Agreement, dated as of August 17, 2012, among Community Health Systems, Inc., CHS Washington Holdings, LLC, Northwest Hospital, LLC, Quorum Health Resources, LLC, and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.3 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed November 1, 2012 (No. 001-15925))

4.37	Trademark Security Agreement, dated as of August 17, 2012, among CHS/Community Health Systems, Inc., Blue Island Hospital Company, LLC, CHS Washington Holdings, LLC, Quorum Health Resources, LLC, Triad Healthcare Corporation, Youngstown Ohio Hospital Company, LLC, and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed November 1, 2012 (No. 001-15925))

4.38	Senior Secured Notes Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2021, dated as of January 27, 2014, by and among FWCT-2 Escrow Corporation, Regions Bank, as Trustee, and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 28, 2014 (No. 001-15925))

No.	Description

4.39	Form of 5.125% Senior Secured Note due 2021 (included in Exhibit 4.38)

4.40	First Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2021, dated as of January 27, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee, and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 28, 2014 (No. 001-15925))

4.41	Second Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2021, dated as of June 30, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed August 1, 2014 (No. 001-15925))

4.42	Third Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2021, dated as of December 1, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.41 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014 filed February 25, 2015 (No. 001-15925))

4.43	Fourth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2021, dated as of March 31, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed May 6, 2015 (No. 001-15925))

4.44	Fifth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2021, dated as of June 30, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed August 4, 2015 (No. 001-15925))

4.45	Sixth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2021, dated as of September 30, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed November 3, 2015 (No. 001-15925))

4.46	Seventh Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2021, dated as of December 31, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.54 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015 filed February 17, 2016 (No. 001-15925))

4.47	Eighth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2021, dated as of March 31, 2016, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed May 3, 2016 (No. 001-15925))

No.	Description

4.48	Ninth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2021, dated as of September 30, 2016, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 filed November 2, 2016 (No. 001-15925))

4.49	Senior Notes Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Notes due 2022, dated as of January 27, 2014, by and among FWCT-2 Escrow Corporation and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.3 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 28, 2014 (No. 001-15925))

4.50	Form of 6.875% Senior Note due 2022 (included in Exhibit 4.49)

4.51	First Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Notes due 2022, dated as of January 27, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 28, 2014 (No. 001-15925))

4.52	Second Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Notes due 2022, dated as of June 30, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.5 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed August 1, 2014 (No. 001-15925))

4.53	Third Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Notes due 2022, dated as of December 1, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.46 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014 filed February 25, 2015 (No. 001-15925))

4.54	Fourth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Notes due 2022, dated as of March 31, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.5 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed May 6, 2015 (No. 001-15925))

4.55	Fifth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Notes due 2022, dated as of June 30, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.5 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed August 4, 2015 (No. 001-15925))

4.56	Sixth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Notes due 2022, dated as of September 30, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.5 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed November 3, 2015 (No. 001-15925))

4.57	Seventh Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Notes due 2022, dated as of December 31, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.63 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015 filed February 17, 2016 (No. 001-15925))

No.	Description

4.58	Eighth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Notes due 2022, dated as of March 31, 2016, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.5 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed May 3, 2016 (No. 001-15925))

4.59	Ninth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Notes due 2022, dated as of September 30, 2016, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.5 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 filed November 2, 2016 (No. 001-15925))

4.60	Secured Notes Registration Rights Agreement, dated as of January 27, 2014, by and among FWCT-2 Escrow Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse Securities (USA) LLC, each as a representative of the initial purchasers (incorporated by reference to Exhibit 4.5 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 28, 2014 (No. 001-15925))

4.61	Unsecured Notes Registration Rights Agreement, dated as of January 27, 2014, by and among FWCT-2 Escrow Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse Securities (USA) LLC, each as a representative of the initial purchasers (incorporated by reference to Exhibit 4.6 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 28, 2014 (No. 001-15925))

4.62	Secured Notes Registration Rights Agreement Joinder, dated as of January 27, 2014, by and among CHS/Community Health Systems, Inc., the subsidiaries party thereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse Securities (USA) LLC, each as a representative of the initial purchasers thereto (incorporated by reference to Exhibit 4.7 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 28, 2014 (No. 001-15925))

4.63	Unsecured Notes Registration Rights Agreement Joinder, dated as of January 27, 2014, by and among CHS/Community Health Systems, Inc., the subsidiaries party thereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse Securities (USA) LLC, each as a representative of the initial purchasers (incorporated by reference to Exhibit 4.8 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 28, 2014 (No. 001-15925))

4.64	Senior Secured Notes Indenture relating to CHS/Community Health Systems, Inc.’s 6.250% Senior Secured Notes due 2023, dated as of March 16, 2017, by and among CHS/Community Health Systems, Inc. and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed March 16, 2017 (No. 001-15925))

4.65	Form of 6.250% Senior Secured Note due 2023 (included in Exhibit 4.64)

4.66	First Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.250% Senior Secured Notes due 2023, dated March 16, 2017, by and among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the Guarantors party thereto, Regions Bank, as Trustee, and Credit Suisse AG, as collateral agent (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed March 16, 2017 (No. 001-15925))

4.67	Second Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.250% Senior Secured Notes due 2023, dated May 12, 2017, by and among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the Guarantors party thereto, Regions Bank, as Trustee, and Credit Suisse AG, as collateral agent (incorporated by reference to Exhibit 4.3 to Community Health Systems, Inc.’s Current Report on Form 8-K filed May 12, 2017 (No. 001-15925))

No.	Description

10.1	Amended and Restated Guarantee and Collateral Agreement, dated as of July 25, 2007, as amended and restated as of November 5, 2010, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the subsidiaries of CHS/Community Health Systems, Inc. from time to time party thereto and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 10.3 to Community Health Systems, Inc.’s Current Report on Form 8-K filed November 9, 2010 (No. 001-15925))

10.2	Third Amendment and Restatement Agreement, dated as of January 27, 2014, to the Credit Agreement dated as of July 25, 2007, as amended and restated as of November 5, 2010 and as of February 2, 2012, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the subsidiaries of CHS/Community Health Systems, Inc. party thereto, the lenders party thereto and Credit Suisse AG, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 28, 2014 (No. 001-15925))

10.3	Third Amended and Restated Credit Agreement, dated as of January 27, 2014, to the Credit Agreement dated as of July 25, 2007, as amended and restated as of November 5, 2010 and as of February 2, 2012, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the subsidiaries of CHS/Community Health Systems, Inc. party thereto, the lenders party thereto and Credit Suisse AG, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 28, 2014 (No. 001-15925))

10.4	Amendment No. 1 and Incremental Term Loan Assumption Agreement, dated as of March 9, 2015, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the subsidiary guarantors party thereto, the lenders party thereto and Credit Suisse AG, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed March 10, 2015 (No. 001-15925))

10.5	Incremental Term Loan Assumption Agreement, dated as of May 18, 2015, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the subsidiary guarantors party thereto, the lenders party thereto and Credit Suisse AG, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed May 18, 2015 (No. 001-15925))

10.6	Amendment No. 2, dated as of December 5, 2016, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the subsidiary guarantors party thereto, the lenders party thereto and Credit Suisse AG, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed December 6, 2016 (No. 001-15925))

10.7	Loan Modification Agreement, dated as of May 30, 2017, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the subsidiary guarantors party thereto, the lenders party thereto and Credit Suisse AG, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed May 31, 2017 (No. 001-15925))

10.8	Amendment No. 3, dated as of February 26, 2018, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the subsidiary guarantors party thereto, the lenders party thereto and Credit Suisse AG, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed February 27, 2018 (No. 001-15925))

No.	Description

10.9	Contingent Value Rights Agreement, dated as of January 27, 2014, by and between Community Health Systems, Inc. and American Stock Transfer & Trust Company, LLC, as Trustee (incorporated by reference to Exhibit 10.3 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 28, 2014 (No. 001-15925))

10.10	Receivables Sale Agreement, dated as of March 21, 2012, among CHS/Community Health Systems, Inc., the originators party thereto and CHSPSC, LLC (formerly Community Health Systems Professional Services Corporation), as Collection Agent (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed March 23, 2012 (No. 001-15925))

10.11	Receivables Purchase and Contribution Agreement, dated as of March 21, 2012, among CHS/Community Health Systems, Inc., CHS Receivables Funding, LLC and CHSPSC, LLC (formerly Community Health Systems Professional Services Corporation), as Collection Agent (incorporated by reference to Exhibit 10.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed March 23, 2012 (No. 001-15925))

10.12	Receivables Loan Agreement, dated as of March 21, 2012, among CHS Receivables Funding, LLC, the lenders party thereto, the managing agents party thereto, Crédit Agricole Corporate and Investment Bank, as Administrative Agent, and CHSPSC, LLC (formerly Community Health Systems Professional Services Corporation), as Collection Agent (incorporated by reference to Exhibit 10.3 to Community Health Systems, Inc.’s Current Report on Form 8-K filed March 23, 2012 (No. 001-15925))

10.13	First Omnibus Amendment, dated July 30, 2012, to the Receivables Sale Agreement among CHS/Community Health Systems, Inc., the originators party thereto and CHSPSC, LLC, as Collection Agent, to the Receivables Purchase and Contribution Agreement among CHS/Community Health Systems, Inc., CHS Receivables Funding, LLC and CHSPSC, LLC, as Collection Agent, and to the Receivables Loan Agreement among CHS Receivables Funding, LLC, the lenders party thereto, the managing agents party thereto, Crédit Agricole Corporate and Investment Bank, as Administrative Agent, and CHSPSC, LLC, as Collection Agent, all dated as of March 21, 2012 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed November 1, 2012 (No. 001-15925))

10.14	Second Omnibus Amendment, dated March 7, 2013, to the Receivables Sale Agreement among CHS/Community Health Systems, Inc., the originators party thereto and CHSPSC, LLC, as Collection Agent, to the Receivables Purchase and Contribution Agreement among CHS/Community Health Systems, Inc., CHS Receivables Funding, LLC and CHSPSC, LLC, as Collection Agent, and to the Receivables Loan Agreement among CHS Receivables Funding, LLC, the lenders party thereto, the managing agents party thereto, Crédit Agricole Corporate and Investment Bank, as Administrative Agent, and CHSPSC, LLC, as Collection Agent, all dated as of March 21, 2012 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed March 8, 2013 (No. 001-15925))

10.15	Third Omnibus Amendment, dated March 31, 2014, to the Receivables Sale Agreement among CHS/Community Health Systems, Inc., the originators party thereto and CHSPSC, LLC, as Collection Agent, to the Receivables Purchase and Contribution Agreement among CHS/Community Health Systems, Inc., CHS Receivables Funding, LLC and CHSPSC, LLC, as Collection Agent, and to the Receivables Loan Agreement among CHS Receivables Funding, LLC, the lenders party thereto, the managing agents party thereto, Crédit Agricole Corporate and Investment Bank, as Administrative Agent, and CHSPSC, LLC, as Collection Agent, all dated as of March 21, 2012 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed April 1, 2014 (No. 001-15925))

No.	Description

10.16	Fourth Amendment, dated August 29, 2014, to the Receivables Loan Agreement among CHS Receivables Funding, LLC, the lenders party thereto, the managing agents party thereto, Crédit Agricole Corporate and Investment Bank, as Administrative Agent, and CHSPSC, LLC, as Collection Agent, all dated as of March 21, 2012 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 filed November 4, 2014 (No. 001-15925))

10.17	Fifth Amendment, dated February 28, 2015, to the Receivables Loan Agreement among CHS Receivables Funding, LLC, the lenders party thereto, the managing agents party thereto, Crédit Agricole Corporate and Investment Bank, as Administrative Agent, and CHSPSC, LLC, as Collection Agent, all dated as of March 21, 2012 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed May 6, 2015 (No. 001-15925))

10.18	Fourth Omnibus Amendment, dated March 31, 2015, to the Receivables Sale Agreement among CHS/Community Health Systems, Inc., the originators party thereto and CHSPSC, LLC, as Collection Agent, to the Receivables Purchase and Contribution Agreement among CHS/Community Health Systems, Inc., CHS Receivables Funding, LLC and CHSPSC, LLC, as Collection Agent, and to the Receivables Loan Agreement among CHS Receivables Funding, LLC, the lenders party thereto, the managing agents party thereto, Crédit Agricole Corporate and Investment Bank, as Administrative Agent, and CHSPSC, LLC, as Collection Agent, all dated as of March 21, 2012 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed April 1, 2015 (No. 001-15925))

10.19	Fifth Omnibus Amendment, dated November 13, 2015, to the Receivables Sale Agreement among CHS/Community Health Systems, Inc., the originators party thereto and CHSPSC, LLC, as Collection Agent, to the Receivables Purchase and Contribution Agreement among CHS/Community Health Systems, Inc., CHS Receivables Funding, LLC and CHSPSC, LLC, as Collection Agent, and to the Receivables Loan Agreement among CHS Receivables Funding, LLC, the lenders party thereto, the managing agents party thereto, Crédit Agricole Corporate and Investment Bank, as Administrative Agent, and CHSPSC, LLC, as Collection Agent, all dated as of March 21, 2012 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed November 13, 2015 (No. 001-15925))

10.20	Sixth Omnibus Amendment, dated November 18, 2016, to the Receivables Sale Agreement among CHS/Community Health Systems, Inc., the originators party thereto and CHSPSC, LLC, as Collection Agent, to the Receivables Purchase and Contribution Agreement among CHS/Community Health Systems, Inc., CHS Receivables Funding, LLC and CHSPSC, LLC, as Collection Agent, and to the Receivables Loan Agreement among CHS Receivables Funding, LLC, the lenders party thereto, the managing agents party thereto, Crédit Agricole Corporate and Investment Bank, as Administrative Agent, and CHSPSC, LLC, as Collection Agent, all dated as of March 21, 2012 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed November 21, 2016 (No. 001-15925))

10.21	Sixth Amendment, dated December 16, 2016, to the Receivables Loan Agreement among CHS Receivables Funding, LLC, the lenders party thereto, the managing agents party thereto, Crédit Agricole Corporate and Investment Bank, as Administrative Agent, and CHSPSC, LLC, as Collection Agent, all dated as of March 21, 2012 (incorporated by reference to Exhibit 10.19 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016 filed February 21, 2017 (No. 001-15925))

No.	Description

10.22	Assignment and Acceptance and Seventh Omnibus Amendment, dated June 23, 2017, to the Receivables Sale Agreement among CHS/Community Health Systems, Inc., the originators party thereto and CHSPSC, LLC, as Collection Agent, to the Receivables Purchase and Contribution Agreement among CHS/Community Health Systems, Inc., CHS Receivables Funding, LLC and CHSPSC, LLC, as Collection Agent, and to the Receivables Loan Agreement among CHS Receivables Funding, LLC, the lenders party thereto, the managing agents party thereto, Crédit Agricole Corporate and Investment Bank, as Administrative Agent, and CHSPSC, LLC, as Collection Agent, all dated as of March 21, 2012 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed June 23, 2017 (No. 001-15925))

10.23	Eighth Omnibus Amendment, dated November 13, 2017, to the Receivables Sale Agreement among CHS/Community Health Systems, Inc., the originators party thereto and CHSPSC, LLC, as Collection Agent, to the Receivables Purchase and Contribution Agreement among CHS/Community Health Systems, Inc., CHS Receivables Funding, LLC and CHSPSC, LLC, as Collection Agent, and to the Receivables Loan Agreement among CHS Receivables Funding, LLC, the lenders party thereto, the managing agents party thereto, Crédit Agricole Corporate and Investment Bank, as Administrative Agent, and CHSPSC, LLC, as Collection Agent, all dated as of March 21, 2012 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed November 13, 2017 (No. 001-15925))

10.24†	Form of Indemnification Agreement between Community Health Systems, Inc. and its directors and executive officers (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to Community Health Systems, Inc.’s Registration Statement on Form S-1/A filed May 2, 2000 (No. 333-31790))

10.25†	CHS/Community Health Systems, Inc. Amended and Restated Supplemental Executive Retirement Plan, as amended and restated as of January 1, 2009 (incorporated by reference to Exhibit 10.13 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

10.26†	Amendment No. 1, dated as of September 13, 2011, to the CHS/Community Health Systems, Inc. Amended and Restated Supplemental Executive Retirement Plan, as amended and restated as of January 1, 2009 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed October 28, 2011 (No. 001-15925))

10.27†	Amendment No. 2, dated as of January 1, 2014, to the CHS/Community Health Systems, Inc. Amended and Restated Supplemental Executive Retirement Plan, as amended and restated as of January 1, 2009 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed May 7, 2014 (No. 001-15925))

10.28†	Community Health Systems Supplemental Executive Benefits, amended and restated effective April 1, 2015(incorporated by reference to Exhibit 10.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed August 4, 2015 (No. 001-15925))

10.29†	Supplemental Executive Retirement Plan Trust, dated June 1, 2005, by and between CHS/Community Health Systems, Inc., as grantor, and Wachovia Bank, N.A., as Trustee (incorporated by reference to Exhibit 10.3 to Community Health Systems, Inc.’s Current Report on Form 8-K filed June 1, 2005 (No. 001-15925))

10.30†	CHS/Community Health Systems, Inc. Deferred Compensation Plan, amended and restated effective January 1, 2014 (incorporated by reference to Exhibit 10.25 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 filed February 26, 2014 (No. 001-15925))

No.	Description

10.31†	Community Health Systems Deferred Compensation Plan Trust, amended and restated effective February 26, 1999 (incorporated by reference to Exhibit 10.18 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 filed March 27, 2003 (No. 001-15925))

10.32†	CHS NQDCP, effective as of September 1, 2009 (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Registration Statement on Form S-8 filed December 11, 2009 (No. 333-163691))

10.33†	CHS NQDCP Adoption Agreement, executed as of August 11, 2009 (incorporated by reference to Exhibit 4.3 to Community Health Systems, Inc.’s Registration Statement on Form S-8 filed December 11, 2009 (No. 333-163691))

10.34†	Guarantee, dated December 9, 2009, made by Community Health Systems, Inc. in favor of CHS/Community Health Systems, Inc. with respect to CHS/Community Health Systems, Inc.’s payment obligations under the CHS/Community Health Systems, Inc. Deferred Compensation Plan and the NQDCP (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.’s Registration Statement on Form S-8 filed December 11, 2009 (No. 333-163691))

10.35†	Community Health Systems, Inc. 2004 Employee Performance Incentive Plan, as amended and restated as of February 26, 2014 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed August 1, 2014 (No. 001-15925))

10.36†	Amendment No. 1, dated February 22, 2017, to Community Health Systems, Inc. 2004 Employee Performance Incentive Plan, as amended and restated as of February 26, 2014 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 filed May 2, 2017 (No. 001-15925))

10.37†	Community Health Systems, Inc. Directors’ Fees Deferral Plan, as amended and restated as of December 10, 2008 (incorporated by reference to Exhibit 10.15 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

10.38†	Community Health Systems, Inc. 2000 Stock Option and Award Plan, as amended and restated as of March 20, 2013 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed July 31, 2013 (No. 001-15925))

10.39†	Form of Nonqualified Stock Option Agreement (Employee) for Community Health Systems, Inc. 2000 Stock Option and Award Plan (incorporated by reference to Exhibit 10.15 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009 filed February 26, 2010 (No. 001-15925))

10.40†	Community Health Systems, Inc. 2009 Stock Option and Award Plan, as amended and restated as of March 16, 2016 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed May 19, 2016 (No. 001-15925))

10.41†	Form of Nonqualified Stock Option Agreement (Employee) for Community Health Systems, Inc. 2009 Stock Option and Award Plan (incorporated by reference to Exhibit 10.39 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 filed February 26, 2014 (No. 001-15925))

10.42†	Form of Restricted Stock Award Agreement for Community Health Systems, Inc. 2009 Stock Option and Award Plan (incorporated by reference to Exhibit 10.3 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed July 31, 2013 (No. 001-15925))

No.	Description

10.43†	Form of Performance Based Restricted Stock Award Agreement (Most Highly Compensated Executive Officers) for Community Health Systems, Inc. 2009 Stock Option and Award Plan (for awards granted from January 1, 2014 through February 29, 2016)(incorporated by reference to Exhibit 10.4 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed July 31, 2013 (No. 001-15925))

10.44†	Form of Performance Based Restricted Stock Award Agreement (Most Highly Compensated Executive Officers) for Community Health Systems, Inc. 2009 Stock Option and Award Plan (for awards granted from March 1, 2016 through February 28, 2017)(incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed May 3, 2016 (No. 001-15925))

10.45†	Form of Performance Based Restricted Stock Award Agreement (Senior Officers) for Community Health Systems, Inc. 2009 Stock Option and Award Plan (for awards granted beginning March 1, 2017)(incorporated by reference to Exhibit 10.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 filed May 2, 2017 (No. 001-15925))

10.46†*	Form of Performance Based Restricted Stock Award Agreement (Senior Officers) for Community Health Systems, Inc. 2009 Stock Option and Award Plan (for awards granted beginning March 1, 2018)

10.47†	Form of Director Restricted Stock Unit Award Agreement for Community Health Systems, Inc. 2009 Stock Option and Award Plan (incorporated by reference to Exhibit 10.5 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed July 31, 2013 (No. 001-15925))

10.48†	Form of Amended and Restated Change in Control Severance Agreement effective December 31, 2008 (incorporated by reference to Exhibit 10.22 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

10.49†	Form of Change in Control Severance Agreement (for executive officers appointed since January 1, 2009) (incorporated by reference to Exhibit 10.3 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed May 7, 2014 (No. 001-15925))

10.50	Participation Agreement entered into as of January 1, 2005, by and between Community Health Systems Professional Services Corporation and HealthTrust Purchasing Group, L.P. (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 7, 2005 (No. 001-15925))

10.51	Amendment effective as of January 1, 2015, by and between CHSPSC, LLC and HealthTrust Purchasing Group, L.P., to Participation Agreement entered into as of January 1, 2005, by and between Community Health Systems Professional Services Corporation and HealthTrust Purchasing Group, L.P. (incorporated by reference to Exhibit 10.36 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014 filed February 25, 2015 (No. 001-15925))

10.52†	Consultancy Agreement, dated May 16, 2017, by and between CHSPSC, LLC and Larry Cash (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed May 17, 2017 (No. 001-15925))

10.53†	Consultancy Agreement, dated December 1, 2017, by and between CHSPSC, LLC and Michael T. Portacci (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed December 1, 2017 (No. 001-15925))

No.	Description

10.54†*	Executive Deferred Compensation Award between Dr. Lynn Simon and CHSPSC, LLC, dated December 12, 2017

12*	Computation of Ratio of Earnings to Fixed Charges

21*	List of Subsidiaries

23.1*	Consent of Deloitte & Touche LLP

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Corporate Integrity Agreement, dated July 28, 2014, between Community Health Systems, Inc. and the Office of Inspector General of the United States Department of Health and Human Services (incorporated by reference to Exhibit 99.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 filed November 4, 2014 (No. 001-15925))

99.2	Order Approving Derivative Settlement and Order of Dismissal with Prejudice, dated January 17, 2017 and Stipulation of Settlement, dated November 18, 2016 (incorporated by reference to Exhibit 99.2 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016 filed February 21, 2017 (No. 001-15925))

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.
†	Indicates a management contract or compensatory plan or arrangement

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY HEALTH SYSTEMS, INC.

By:	/s/ Wayne T. Smith
Wayne T. Smith
Chairman of the Board
and Chief Executive Officer

Date: February 28, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ WAYNE T. SMITH Wayne T. Smith	Chairman of the Board and Chief Executive Officer	February 28, 2018

/s/ THOMAS J. AARON Thomas J. Aaron	Executive Vice President and Chief Financial Officer	February 28, 2018

/s/ KEVIN J. HAMMONS Kevin J. Hammons	Senior Vice President, Assistant Chief Financial Officer and Chief Accounting Officer	February 28, 2018

/s/ TIM L. HINGTGEN Tim L. Hingtgen	President, Chief Operating Officer and Director	February 28, 2018

/s/ JOHN A. CLERICO John A. Clerico	Director	February 28, 2018

/s/ MICHAEL DINKINS Michael Dinkins	Director	February 28, 2018

/s/ JAMES S. ELY III James S. Ely III	Director	February 28, 2018

/s/ JOHN A. FRY John A. Fry	Director	February 28, 2018

/s/ WILLIAM NORRIS JENNINGS, M.D. William Norris Jennings, M.D.	Director	February 28, 2018

/s/ K. RANGA KRISHNAN, MBBS K. Ranga Krishnan, MBBS	Director	February 28, 2018

/s/ JULIA B. NORTH Julia B. North	Director	February 28, 2018

/s/ H. JAMES WILLIAMS, PH.D. H. James Williams, Ph.D.	Director	February 28, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Community Health Systems, Inc.

Franklin, Tennessee

Opinion on the Financial Statement Schedule

We have audited the consolidated financial statements of Community Health Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, and for each of the three years in the period ended December 31, 2017, and the Company’s internal control over financial reporting as of December 31, 2017, and have issued our reports thereon dated February 28, 2018; such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in the Index at Item 15. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Nashville, Tennessee

February 28, 2018

Community Health Systems, Inc. and Subsidiaries

Schedule II — Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Acquisitions and Dispositions	Charged to Costs and Expenses	Write-offs	Balance at End of Year
	(In millions)
Year ended December 31, 2017 allowance for doubtful accounts	$3,773	$(21)	$3,054	$(2,936)	$3,870
Year ended December 31, 2016 allowance for doubtful accounts	$4,110	$(365)	$2,849	$(2,821)	$3,773
Year ended December 31, 2015 allowance for doubtful accounts	$3,504	$(17)	$3,168	$(2,545)	$4,110