Form 10-Q
period 2018-03-31
COMMUNITY HEALTH SYSTEMS INC
filed 2018-05-02
CIK 1108109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Large accelerated filer ☑	Accelerated filer ☐	Smaller reporting company ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)		Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑

As of April 26, 2018, there were outstanding 116,296,706 shares of the Registrant’s Common Stock, $0.01 par value.

Community Health Systems, Inc.

Form 10-Q

For the Three Months Ended March 31, 2018

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF LOSS

(In millions, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Operating revenues (net of contractual allowances and discounts)		$5,168
Provision for bad debts		682

Net operating revenues (see Note 1)	$3,689	4,486
Operating costs and expenses:
Salaries and benefits	1,648	2,061
Supplies	616	749
Other operating expenses	911	1,057
Government and other legal settlements and related costs	5	(41)
Electronic health records incentive reimbursement	(1)	(6)
Rent	89	109
Depreciation and amortization	181	236
Impairment and (gain) loss on sale of businesses, net	28	250

Total operating costs and expenses	3,477	4,415

Income from operations	212	71
Interest expense, net	228	229
Loss from early extinguishment of debt	4	21
Equity in earnings of unconsolidated affiliates	(7)	(3)

Loss from continuing operations before income taxes	(13)	(176)
(Benefit from) provision for income taxes	(7)	-

Loss from continuing operations	(6)	(176)

Discontinued operations, net of taxes:
Loss from operations of entities sold or held for sale	-	(1)

Loss from discontinued operations, net of taxes	-	(1)

Net loss	(6)	(177)
Less: Net income attributable to noncontrolling interests	19	22

Net loss attributable to Community Health Systems, Inc. stockholders	$(25)	$(199)

Basic loss per share attributable to Community Health Systems, Inc. common stockholders:
Continuing operations	$(0.22)	$(1.78)
Discontinued operations	-	(0.01)

Net loss	$(0.22)	$(1.79)

Diluted loss per share attributable to Community Health Systems, Inc. common stockholders:
Continuing operations	$(0.22)	$(1.78)
Discontinued operations	-	(0.01)

Net loss	$(0.22)	$(1.79)

Weighted-average number of shares outstanding:
Basic	112,291,496	111,252,331

Diluted	112,291,496	111,252,331

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net loss	$(6)	$(177)
Other comprehensive income (loss), net of income taxes:
Net change in fair value of interest rate swaps, net of tax	18	5
Net change in fair value of available-for-sale securities, net of tax	(2)	3
Amortization and recognition of unrecognized pension cost, net of tax	1	-

Other comprehensive income	17	8

Comprehensive income (loss)	11	(169)
Less: Comprehensive income attributable to noncontrolling interests	19	22

Comprehensive loss attributable to Community Health Systems, Inc. stockholders	$(8)	$(191)

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$424	$563
Patient accounts receivable (see Note 1)	2,453	2,384
Supplies	442	444
Prepaid income taxes	17	17
Prepaid expenses and taxes	208	198
Other current assets	449	462

Total current assets	3,993	4,068

Property and equipment	11,402	11,497
Less accumulated depreciation and amortization	(4,431)	(4,445)

Property and equipment, net	6,971	7,052

Goodwill	4,704	4,723

Deferred income taxes	64	62

Other assets, net	1,579	1,545

Total assets	$17,311	$17,450

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$37	$33
Accounts payable	892	967
Accrued liabilities:
Employee compensation	668	685
Accrued interest	231	229
Other	435	442

Total current liabilities	2,263	2,356

Long-term debt	13,855	13,880

Deferred income taxes	19	19

Other long-term liabilities	1,352	1,360

Total liabilities	17,489	17,615

Redeemable noncontrolling interests in equity of consolidated subsidiaries	523	527

STOCKHOLDERS’ DEFICIT
Community Health Systems, Inc. stockholders’ deficit:
Preferred stock, $.01 par value per share, 100,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value per share, 300,000,000 shares authorized; 116,301,706 shares issued and outstanding at March 31, 2018, and 114,651,004 shares issued and outstanding at December 31, 2017	1	1
Additional paid-in capital	2,014	2,014
Accumulated other comprehensive loss	(16)	(21)
Accumulated deficit	(2,774)	(2,761)

Total Community Health Systems, Inc. stockholders’ deficit	(775)	(767)
Noncontrolling interests in equity of consolidated subsidiaries	74	75

Total stockholders’ deficit	(701)	(692)

Total liabilities and stockholders’ deficit	$17,311	$17,450

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(6)	$(177)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	181	236
Government and other legal settlements and related costs	5	(1)
Stock-based compensation expense	4	9
Impairment and (gain) loss on sale of businesses, net	28	250
Loss from early extinguishment of debt	4	21
Other non-cash expenses, net	12	8
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Patient accounts receivable	(66)	11
Supplies, prepaid expenses and other current assets	(21)	(67)
Accounts payable, accrued liabilities and income taxes	(33)	(14)
Other	(2)	(34)

Net cash provided by operating activities	106	242

Cash flows from investing activities:
Acquisitions of facilities and other related businesses	(8)	(2)
Purchases of property and equipment	(170)	(146)
Proceeds from disposition of hospitals and other ancillary operations	11	-
Proceeds from sale of property and equipment	3	-
Purchases of available-for-sale securities and equity securities	(19)	(12)
Proceeds from sales of available-for-sale securities and equity securities	34	26
Increase in other investments	(28)	(37)

Net cash used in investing activities	(177)	(171)

Cash flows from financing activities:
Repurchase of restricted stock shares for payroll tax withholding requirements	(1)	(5)
Deferred financing costs and other debt-related costs	(11)	(40)
Proceeds from noncontrolling investors in joint ventures	-	5
Redemption of noncontrolling investments in joint ventures	(3)	(4)
Distributions to noncontrolling investors in joint ventures	(23)	(28)
Borrowings under credit agreements	10	610
Issuance of long-term debt	-	2,200
Proceeds from receivables facility	49	26
Repayments of long-term indebtedness	(89)	(2,826)

Net cash used in financing activities	(68)	(62)

Net change in cash and cash equivalents	(139)	9
Cash and cash equivalents at beginning of period	563	238

Cash and cash equivalents at end of period	$424	$247

Supplemental disclosure of cash flow information:
Interest payments	$(212)	$(279)

Income tax (payments) refunds, net	$-	$-

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The unaudited condensed consolidated financial statements of Community Health Systems, Inc. (the “Parent” or “Parent Company”) and its subsidiaries (the “Company”) as of March 31, 2018 and December 31, 2017 and for the three-month periods ended March 31, 2018 and 2017, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. All intercompany transactions and balances have been eliminated. The results of operations for the three months ended March 31, 2018, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2018. Certain information and disclosures normally included in the notes to condensed consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission (the “SEC”). The Company believes the disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2017, contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2018 (“2017 Form 10-K”).

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

Revenue Recognition. On January 1, 2018, the Company adopted the new revenue recognition accounting standard issued by the Financial Accounting Standards Board (“FASB”) and codified in the FASB Accounting Standards Codification (“ASC”) as topic 606 (“ASC 606”). The revenue recognition standard in ASC 606 outlines a single comprehensive model for recognizing revenue as performance obligations, defined in a contract with a customer as goods or services transferred to the customer in exchange for consideration, are satisfied. The standard also requires expanded disclosures regarding the Company’s revenue recognition policies and significant judgments employed in the determination of revenue.

The Company applied the modified retrospective approach to all contracts when adopting ASC 606. As a result, at the adoption of ASC 606 the majority of what was previously classified as the provision for bad debts in the statement of operations is now reflected as implicit price concessions (as defined in ASC 606) and therefore included as a reduction to net operating revenues in 2018. For changes in credit issues not assessed at the date of service, the Company will prospectively recognize those amounts in other operating expenses on the statement of operations. For periods prior to the adoption of ASC 606, the provision for bad debts has been presented consistent with the previous revenue recognition standards that required it to be presented separately as a component of net operating revenues. Additionally, upon adoption of Topic 606 the allowance for doubtful accounts of approximately $3.9 billion as of January 1, 2018 was reclassified as a component of net patient accounts receivable. Other than these changes in presentation on the condensed consolidated statement of operations and condensed consolidated balance sheet, the adoption of ASC 606 did not have a material impact on the consolidated results of operations for the three months ended March 31, 2018, and the Company does not expect it to have a material impact on its consolidated results of operations for the remainder of 2018 and on a prospective basis.

As part of the adoption of ASC 606, the Company elected two of the available practical expedients provided for in the standard. First, the Company did not adjust the transaction price for any financing components as those were deemed to be insignificant. Additionally, the Company expensed all incremental customer contract acquisition costs as incurred as such costs are not material and would be amortized over a period less than one year.

Net Operating Revenues

Upon the adoption of ASC 606, net operating revenues are recorded at the transaction price estimated by the Company to reflect the total consideration due from patients and third-party payors in exchange for providing goods and services in patient care. These services are considered to be a single performance obligation and have a duration of less than one year. Revenues are recorded as

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

these goods and services are provided. The transaction price, which involves significant estimates, is determined based on the Company’s standard charges for the goods and services provided, with a reduction recorded for price concessions related to third party contractual arrangements as well as patient discounts and other patient price concessions. During the three months ended March 31, 2018, the impact of changes to the inputs used to determine the transaction price was considered immaterial to the current period.

Currently, several states utilize supplemental reimbursement programs for the purpose of providing reimbursement to providers to offset a portion of the cost of providing care to Medicaid and indigent patients. These programs are designed with input from the Centers for Medicare & Medicaid Services and are funded with a combination of state and federal resources, including, in certain instances, fees or taxes levied on the providers. Under these supplemental programs, the Company recognizes revenue and related expenses in the period in which amounts are estimable and collection is reasonably assured. Reimbursement under these programs is reflected in net operating revenues and fees, taxes or other program-related costs are reflected in other operating expenses.

The Company’s net operating revenues during the three months ended March 31, 2018 and 2017 have been presented in the table based on an allocation of the estimated transaction price with the patient between the primary patient classification of insurance coverage (in millions):

	Three Months Ended
	March 31,
	2018	2017
Medicare	$1,033	$1,234
Medicaid	459	587
Managed Care and other third-party payors	2,117	2,528
Self-pay	80	137

Total	$3,689	$4,486

Patient Accounts Receivable

Patient accounts receivable are recorded at net realizable value based on certain assumptions determined by each payor. For third-party payors including Medicare, Medicaid, and Managed Care, the net realizable value is based on the estimated contractual reimbursement percentage, which is based on current contract prices or historical paid claims data by payor. For self-pay accounts receivable, which includes patients who are uninsured and the patient responsibility portion for patients with insurance, the net realizable value is determined using estimates of historical collection experience without regard to aging category. These estimates are adjusted for estimated conversions of patient responsibility portions, expected recoveries and any anticipated changes in trends.

Patient accounts receivable can be impacted by the effectiveness of the Company’s collection efforts. Additionally, significant changes in payor mix, business office operations, economic conditions or trends in federal and state governmental healthcare coverage could affect the net realizable value of accounts receivable. The Company also continually reviews the net realizable value of accounts receivable by monitoring historical cash collections as a percentage of trailing net operating revenues, as well as by analyzing current period net revenue and admissions by payor classification, aged accounts receivable by payor, days revenue outstanding, the composition of self-pay receivables between pure self-pay patients and the patient responsibility portion of third-party insured receivables and the impact of recent acquisitions and dispositions.

Final settlements for some payors and programs are subject to adjustment based on administrative review and audit by third parties. As a result of these final settlements, the Company has recorded amounts due to third-party payors of $149 million and $156 million as of March 31, 2018 and December 31, 2017, respectively, and these amounts are included in Accrued liabilities-other in the accompanying condensed consolidated balance sheets. Amounts due from third-party payors were $159 million and $153 million as of March 31, 2018 and December 31, 2017, respectively, and are included in other current assets in the accompanying condensed consolidated balance sheets. Substantially all Medicare and Medicaid cost reports are final settled through 2014.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Charity Care

In the ordinary course of business, the Company renders services to patients who were financially unable to pay for hospital care. The Company’s policy is to not pursue collections for such amounts; therefore, the related charges for those patients who are financially unable to pay and that otherwise do not qualify for reimbursement from a governmental program are not reported in net operating revenues, and are thus classified as charity care. The Company determines amounts that qualify for charity care primarily based on the patient’s household income relative to the federal poverty level guidelines, as established by the federal government.

These charity care services are estimated to be $114 million and $115 million for the three months ended March 31, 2018 and 2017, respectively, representing the value (at the Company’s standard charges) of these charity care services that are excluded from net operating revenues. The estimated cost incurred by the Company to provide these charity care services to patients who are unable to pay was approximately $14 million for both of the three-month periods ended March 31, 2018 and 2017. The estimated cost of these charity care services was determined using a ratio of cost to gross charges and applying that ratio to the gross charges associated with providing care to charity patients for the period.

Accounting for the Impairment or Disposal of Long-Lived Assets. During the three months ended March 31, 2018, the Company recorded a total combined impairment charge and loss on disposal of approximately $28 million to reduce the carrying value of certain hospitals that have been deemed held for sale based on the difference between the carrying value of the hospital disposal groups compared to estimated fair value less costs to sell. Included in the carrying value of the hospital disposal groups at March 31, 2018 is a net allocation of approximately $25 million of goodwill allocated from the hospital operations reporting unit goodwill based on a calculation of the disposal groups’ relative fair value compared to the total reporting unit. The Company will continue to evaluate the potential for further impairment of the long-lived assets of underperforming hospitals as well as evaluating offers for potential sale. Based on such analysis, additional impairment charges may be recorded in the future.

During the three months ended March 31, 2017, the Company recorded a total impairment charge of approximately $250 million to reduce the carrying value of certain hospitals that were deemed held for sale based on the difference between the carrying value of the hospital disposal groups compared to estimated fair value less costs to sell. Included in the carrying value of the hospital disposal groups is a net allocation of approximately $192 million of goodwill allocated from the hospital operations reporting unit goodwill based on a calculation of the disposal groups’ relative fair value compared to the total reporting unit.

New Accounting Pronouncements. In January 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-01, which amends the measurement, presentation and disclosure requirements for equity investments, other than those accounted for under the equity method or that require consolidation of the investee. The ASU eliminates the classification of equity investments as available-for-sale with any changes in fair value of such investments recognized in other comprehensive income, and requires entities to measure equity investments at fair value, with any changes in fair value recognized in net income. This ASU is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. To adopt this ASU, companies must record a cumulative-effect adjustment to beginning retained earnings at the beginning of the period of adoption. The Company adopted this ASU on January 1, 2018, and the adoption of this ASU did not have a material impact on its consolidated results of operations or financial position. Upon adoption, the Company recorded a reclassification of $6 million from accumulated other comprehensive loss as a decrease to accumulated deficit.

In February 2016, the FASB issued ASU 2016-02, which amends the accounting for leases, requiring lessees to recognize most leases on their balance sheet with a right-of-use asset and a corresponding lease liability. Leases will be classified as either finance or operating leases, which will impact the expense recognition of such leases over the lease term. The ASU also modifies the lease classification criteria for lessors and eliminates some of the real estate leasing guidance previously applied for certain leasing transactions. This ASU is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company expects to adopt this ASU on January 1, 2019. Because of the number of leases the Company utilizes to support its operations, the adoption of this ASU is expected to have a significant impact on the Company’s consolidated financial position and results of operations. The Company has organized an implementation group of cross-functional departmental management to ensure the completeness of its lease information, analyze the appropriate classification of current leases under the new standard, and develop new processes to execute, approve and classify leases on an ongoing basis. The Company has also engaged outside experts to assist in the development of this plan, as well as the identification and selection of software tools and processes to maintain lease information critical to applying the new standard. Management is currently evaluating the extent of this anticipated impact on the Company’s consolidated financial position and results of operations, and the quantitative and qualitative factors that will impact the Company as part of the adoption of this ASU, as well as any changes to its leasing strategy that may occur because of the changes to the accounting and recognition of leases.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

In March 2017, the FASB issued ASU 2017-07, which changes the presentation of the components of net periodic benefit cost for sponsors of defined benefit plans for pensions. Under the changes in this ASU, the service cost component of net periodic benefit cost will be reported in the same income statement line as other employee compensation costs arising from services during the reporting period. The other components of net periodic benefit cost will be presented separately in a line item outside of operating income. This ASU is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. The Company adopted this ASU on January 1, 2018, and the adoption of this ASU did not have a material impact on the Company’s consolidated financial position or results of operations.

In August 2017, the FASB issued ASU 2017-12, which was issued to amend hedge accounting recognition and disclosure requirements to improve transparency and simplify the application of hedge accounting for certain hedging instruments. The amendments in this ASU that will have an impact on the Company include simplification of the periodic hedge effectiveness assessment, elimination of the benchmark interest rate concept for interest rate swaps, and enhancement of the ability to use the critical-terms match method for its cash flow hedges of forecasted interest payments. This ASU is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company early adopted this ASU on January 1, 2018, and the adoption of this ASU did not have a material impact on the Company’s consolidated financial position or results of operations.

In February 2018, the FASB issued ASU 2018-02, which was issued to allow a reclassification from accumulated other comprehensive income to retained earnings for the stranded tax effects in accumulated other comprehensive income resulting from the enactment of the comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) and corresponding accounting treatment recorded in the fourth quarter of 2017. The ASU is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this ASU is permitted, including adoption in any interim period for reporting periods for which financial statements have not yet been issued. The Company early adopted this ASU on January 1, 2018, and the Company has elected to reclassify $6 million from accumulated other comprehensive loss as a decrease to accumulated deficit for these stranded tax effects. The stranded tax effects included in this adjustment solely relate to the reduction of the federal corporate tax rate as a result of the Tax Act. The Company’s accounting policy on releasing the income tax effects of amounts from Accumulated other comprehensive loss has been to apply such amounts on a portfolio basis.

2. ACCOUNTING FOR STOCK-BASED COMPENSATION

Stock-based compensation awards have been granted under the Community Health Systems, Inc. Amended and Restated 2000 Stock Option and Award Plan, amended and restated as of March 20, 2013 (the “2000 Plan”), and the Community Health Systems, Inc. Amended and Restated 2009 Stock Option and Award Plan, amended and restated as of March 16, 2016 (the “2009 Plan”). In addition, at the annual meeting of stockholders to be held on May 15, 2018 (the “2018 Annual Meeting”), the Company’s stockholders will be voting on whether or not to approve the further amendment and restatement of the 2009 Plan (the “Amended 2009 Plan”) which was approved by the Board on March 14, 2018, subject to stockholder approval at the 2018 Annual Meeting.

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

The 2009 Plan provides (and, if approved by the Company’s stockholders at the 2018 Annual Meeting, the Amended 2009 Plan will provide) for the grant of incentive stock options intended to qualify under Section 422 of the IRC and for the grant of stock options which do not so qualify, stock appreciation rights, restricted stock, restricted stock units, performance-based shares or units and other share awards. Persons eligible to receive grants under the 2009 Plan include the Company’s directors, officers, employees and consultants. To date, all options granted under the 2009 Plan have been “nonqualified” stock options for tax purposes. Generally, vesting of these granted options occurs in one-third increments on each of the first three anniversaries of the award date. Options granted in 2011 or later have a 10-year contractual term. As of March 31, 2018, 1,527,880 shares of unissued common stock were reserved for future grants under the 2009 Plan. In addition, if the Amended 2009 Plan is approved by the Company’s stockholders at

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

the 2018 Annual Meeting, then 7,000,000 additional shares of unissued common stock would be reserved for future grants under the Amended 2009 Plan.

The exercise price of all options granted under the 2000 Plan and the 2009 Plan has been equal to the fair value of the Company’s common stock on the option grant date.

The following table reflects the impact of total compensation expense related to stock-based equity plans on the reported operating results for the respective periods (in millions):

	Three Months Ended March 31,
	2018	2017
Effect on loss from continuing operations before income taxes	$(4)	$(9)

Effect on net loss	$(3)	$(6)

At March 31, 2018, $21 million of unrecognized stock-based compensation expense related to outstanding unvested restricted stock and restricted stock units (the terms of which are summarized below) was expected to be recognized over a weighted-average period of 24 months. There is no expense to be recognized related to stock options. There were no modifications to awards during the three months ended March 31, 2018 and 2017.

Options outstanding and exercisable under the 2000 Plan and the 2009 Plan as of March 31, 2018, and changes during the three-month period following December 31, 2017, were as follows (in millions, except share and per share data):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value as of March 31, 2018
Exercisable at December 31, 2017	1,115,667	$31.56
Granted	-	-
Exercised	-	-
Forfeited and cancelled	(383,666)	32.19

Outstanding at March 31, 2018	732,001	$31.23	2.6 years	$-

Exercisable at March 31, 2018	732,001	$31.23	2.6 years	$-

No stock options were granted during the three months ended March 31, 2018 and 2017. The aggregate intrinsic value (calculated as the number of in-the-money stock options multiplied by the difference between the Company’s closing stock price on the last trading day of the reporting period ($3.96) and the exercise price of the respective stock options) in the table above represents the amount that would have been received by the option holders had all option holders exercised their options on March 31, 2018. This amount changes based on the market value of the Company’s common stock. There were no options exercised during the three months ended March 31, 2018 and 2017. The aggregate intrinsic value of options vested and expected to vest approximates that of the outstanding options.

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

Restricted stock outstanding under the 2000 Plan and the 2009 Plan as of March 31, 2018, and changes during the three-month period following December 31, 2017, were as follows:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2017	2,643,919	$16.17
Granted	1,911,000	4.58
Vested	(981,326)	25.73
Forfeited	(88,673)	13.24

Unvested at March 31, 2018	3,484,920	7.20

Restricted stock units (“RSUs”) have been granted to the Company’s outside directors under the 2000 Plan and the 2009 Plan. On March 1, 2017, each of the Company’s then-serving outside directors who were expected to stand for re-election at the 2017 Annual Meeting of Stockholders received a grant under the 2009 Plan of 18,498 RSUs. On March 1, 2018, each of the Company’s outside directors received a grant under the 2009 Plan of 37,118 RSUs. Each of the 2017 and 2018 grants had a grant date fair value of approximately $170,000. Vesting of these RSUs occurs in one-third increments on each of the first three anniversaries of the award date or upon the director’s earlier cessation of service on the board, other than for cause.

RSUs outstanding under the 2000 Plan and the 2009 Plan as of March 31, 2018, and changes during the three-month period following December 31, 2017, were as follows:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2017	172,078	$12.78
Granted	296,944	4.58
Vested	(71,116)	15.51
Forfeited	-	-

Unvested at March 31, 2018	397,906	6.17

3. COST OF REVENUE

Substantially all of the Company’s operating costs and expenses are “cost of revenue” items. Operating costs that could be classified as general and administrative by the Company would include the Company’s corporate office costs at its Franklin, Tennessee office, which were $51 million and $52 million for the three months ended March 31, 2018 and 2017, respectively. Included in these corporate office costs is stock-based compensation of $4 million and $9 million for the three months ended March 31, 2018 and 2017, respectively.

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

During the three months ended March 31, 2018, one or more subsidiaries of the Company paid approximately $8 million to acquire the operating assets and related businesses of certain physician practices, clinics and other ancillary businesses that operate within the communities served by the Company’s affiliated hospitals. In connection with these acquisitions, during the three months ended March 31, 2018, the Company allocated approximately $2 million of the consideration paid to property and equipment and net working capital and the remainder, approximately $6 million consisting of intangible assets that do not qualify for separate recognition, to goodwill. No hospitals were acquired in 2017 or during the three months ended March 31, 2018.

Acquisition and integration expenses related to prospective and closed acquisitions included in other operating expenses on the condensed consolidated statements of loss was less than $1 million during both of the three-month periods ended March 31, 2018 and 2017.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Divestitures

During the three months ended March 31, 2018, the Company did not complete any divestitures. The following table provides a summary of hospitals included in continuing operations that the Company divested during the year ended December 31, 2017:

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

A discontinued operation in U.S. GAAP is a disposal that represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. Additional disclosures are required for significant components of the entity that are disposed of or are held for sale but do not qualify as discontinued operations. The divestitures above do not meet the criteria for reporting as discontinued operations and are included in continuing operations for the three months ended March 31, 2018 and 2017.

On May 1, 2017, one or more subsidiaries of the Company sold AllianceHealth Pryor (52 licensed beds) in Pryor, Oklahoma, and its associated assets to Ardent Health Services Inc. for approximately $1 million in cash. This hospital has been reported in the condensed consolidated statements of loss in discontinued operations.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Net operating revenues and loss from discontinued operations reported for the three months ended March 31, 2017 are as follows (in millions):

Three Months Ended March 31, 2017
Net operating revenues	$25

Loss from operations of entities sold or held for sale before income taxes	(2)
Impairment of hospitals sold or held for sale	-
Loss on sale, net	-

Loss from discontinued operations, before taxes	(2)
Income tax benefit	(1)

Loss from discontinued operations, net of taxes	$(1)

The following table discloses amounts included in the condensed consolidated balance sheet for the hospitals classified as held for sale as of March 31, 2018 and December 31, 2017 (in millions):

	March 31, 2018	December 31, 2017
Other current assets	$16	$8
Other assets, net	66	12
Accrued liabilities	5	2

6. INCOME TAXES

The total amount of unrecognized benefit that would impact the effective tax rate, if recognized, was approximately $7 million as of March 31, 2018. A total of approximately $4 million of interest and penalties is included in the amount of the liability for uncertain tax positions at March 31, 2018. It is the Company’s policy to recognize interest and penalties related to unrecognized benefits in its condensed consolidated statements of loss as income tax expense.

It is possible the amount of unrecognized tax benefit could change in the next 12 months as a result of a lapse of the statute of limitations and settlements with taxing authorities; however, the Company does not anticipate the change will have a material impact on the Company’s condensed consolidated results of operations or condensed consolidated financial position.

The Company, or one of its subsidiaries, files income tax returns in the United States federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to state income tax examinations for years prior to 2014. The Company’s federal income tax returns for the 2009, 2010, 2014 and 2015 tax years are currently under examination by the Internal Revenue Service. The Company believes the results of these examinations will not be material to its consolidated results of operations or consolidated financial position. The Company has extended the federal statute of limitations through December 31, 2018 for Community Health Systems, Inc. for the tax periods ended December 31, 2007, 2008, 2009 and 2010, and through September 6, 2019 for the tax period ended December 31, 2014.

The Company’s effective tax rates were 53.8% and 0.1% for the three months ended March 31, 2018 and 2017, respectively. This increase in the Company’s effective tax rate for the three months ended March 31, 2018, when compared to the three months ended March 31, 2017, was primarily due to the release of a state valuation allowance of approximately $15 million as a result of an enacted tax law change partially offset by approximately $4 million of tax expense recognized on the tax deficiency from stock compensation expense for restricted stock vesting during the three months ended March 31, 2018. Additionally, the rate was impacted by a reduction in the amount of the non-deductible goodwill written off as part of the impairment and gain (loss) on sale of businesses for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, and a disproportionate substantial increase in income from continuing operations before income taxes, when compared to the decrease in net income attributable to noncontrolling interest for those same periods, which is not tax affected in the Company’s condensed consolidated financial statements.

Cash paid for income taxes, net of refunds received, resulted in a net refund of less than $1 million and net cash paid of less than $1 million during the three months ended March 31, 2018 and 2017, respectively.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

On December 22, 2017, the U.S. government enacted the Tax Act, which makes broad and complex changes to the U.S. tax code which impacted 2017, including a permanent reduction in the U.S. federal corporate tax rate from 35% to 21% (“Rate Reduction”).

The Tax Act also puts into place new tax laws that will apply prospectively, which include, but are not limited to (1) creating a new limitation on deductible interest expense; (2) changing rules related to uses and limitations of net operating loss carryforwards: and (3) modifying the rules governing the deductibility of certain executive compensation.

In December 2017, the SEC staff issued Staff Accounting Bulletin (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act’s enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.

The Company has not completed the accounting for the income tax effects of the Tax Act. At December 31, 2017, the Company recorded a discrete net tax expense of $32 million primarily related to provisional amounts under SAB 118 for the remeasurement of U.S. deferred tax assets and liabilities due to Rate Reduction. No changes were recorded to this provisional estimate during the three months ended March 31, 2018. However, this estimate may differ from the final accounting as supplemental legislation, regulatory guidance or evolving technical interpretations become available.

At March 31, 2018, the Company was not able to reasonably estimate and, therefore, has not recorded a provisional amount for the Tax Act’s impact on certain state valuation allowances. The Company will record a provisional amount in the first reporting period in which a reasonable estimate can be determined. Such timing will depend upon the Company’s ability to obtain, prepare and analyze the necessary information to determine whether a valuation allowance needs to be recognized.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill for the three months ended March 31, 2018 are as follows (in millions):

Balance as of December 31, 2017
Goodwill	$7,537
Accumulated impairment losses	(2,814)

4,723

Goodwill acquired as part of acquisitions during current year	6
Goodwill allocated to hospitals held for sale	(25)

Balance as of March 31, 2018
Goodwill	7,518
Accumulated impairment losses	(2,814)

$ 4,704

Goodwill is allocated to each identified reporting unit, which is defined as an operating segment or one level below the operating segment (referred to as a component of the entity). Management has determined that the Company’s operating segments meet the criteria to be classified as reporting units. At March 31, 2018, the Company had approximately $4.7 billion of goodwill recorded.

Goodwill is evaluated for impairment annually and when an event occurs or circumstances change that, more likely than not, reduce the fair value of the reporting unit below its carrying value. During 2017, the Company adopted ASU 2017-04, which allows a company to record a goodwill impairment when the reporting unit’s carrying value exceeds the fair value determined in step one. Previously, the Company performed its annual goodwill evaluation during the fourth quarter as of September 30, 2017, with an updated evaluation as of November 30, 2017 due to the identification of certain impairment indicators. With the elimination of the

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

time-intensive step two calculation to determine the implied value of goodwill, the Company has considered the additional benefits of performing the annual goodwill evaluation later in the fourth quarter to coincide with the timing of the next fiscal year’s budgeting and financial projection process. Based on these considerations, the Company has elected to change the annual goodwill impairment measurement date to October 31. The next annual goodwill evaluation will be performed during the fourth quarter of 2018 with an October 31, 2018 measurement date, or sooner if the Company identifies certain indicators of impairment.

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

The reduction in the Company’s fair value and the resulting goodwill impairment charge recorded during 2017 reduced the carrying value of the Company’s hospital operations reporting unit to an amount equal to its estimated fair value. This increases the risk that future declines in fair value could result in goodwill impairment. The determination of fair value in the Company’s goodwill impairment analysis is based on an estimate of fair value for each reporting unit utilizing known and estimated inputs at the evaluation date. Some of those inputs include, but are not limited to, the most recent price of the Company’s common stock or fair value of long-term debt, estimates of future revenue and expense growth, estimated market multiples, expected capital expenditures, income tax rates, and costs of invested capital. Future estimates of fair value could be adversely affected if the actual outcome of one or more of these assumptions changes materially in the future, including further decline in the Company’s stock price or fair value of long-term debt, lower than expected hospital volumes, higher market interest rates or increased operating costs. Such changes impacting the calculation of fair value could result in a material impairment charge in the future.

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

Intangible Assets

No intangible assets other than goodwill were acquired during the three months ended March 31, 2018. The gross carrying amount of the Company’s other intangible assets subject to amortization was $18 million at both March 31, 2018 and December 31, 2017, and the net carrying amount was $10 million at both March 31, 2018 and December 31, 2017. The carrying amount of the Company’s other intangible assets not subject to amortization was $77 million and $79 million at March 31, 2018 and December 31, 2017, respectively. Other intangible assets are included in other assets, net on the Company’s condensed consolidated balance sheets. Substantially all of the Company’s intangible assets are contract-based intangible assets related to operating licenses, management contracts, tradenames, or non-compete agreements entered into in connection with prior acquisitions.

The weighted-average remaining amortization period for the intangible assets subject to amortization is approximately six years. There are no expected residual values related to these intangible assets. Amortization expense on these intangible assets was less than $1 million and $2 million during the three months ended March 31, 2018 and 2017, respectively. Amortization expense on intangible assets is estimated to be $2 million for the remainder of 2018, $2 million in 2019, $1 million in 2020, $1 million in 2021, $1 million in 2022, $1 million in 2023 and $2 million thereafter.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The gross carrying amount of capitalized software for internal use was approximately $1.2 billion at March 31, 2018 and December 31, 2017, and the net carrying amount was approximately $404 million and $416 million at March 31, 2018 and December 31, 2017, respectively. The estimated amortization period for capitalized internal-use software is generally three years, except for capitalized costs related to significant system conversions, which is generally eight to ten years. There is no expected residual value for capitalized internal-use software. At March 31, 2018, there was approximately $37 million of capitalized costs for internal-use software that is currently in the development stage and will begin amortization once the software project is complete and ready for its intended use. Amortization expense on capitalized internal-use software was $36 million and $49 million during the three months ended March 31, 2018 and 2017, respectively. Amortization expense on capitalized internal-use software is estimated to be $114 million for the remainder of 2018, $108 million in 2019, $74 million in 2020, $48 million in 2021, $33 million in 2022, $17 million in 2023 and $10 million thereafter.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

8. EARNINGS PER SHARE

The following table sets forth the components of the numerator and denominator for the computation of basic and diluted (loss) earnings per share for loss from continuing operations, discontinued operations and net loss attributable to Community Health Systems, Inc. common stockholders (in millions, except share data):

	Three Months Ended March 31,
	2018	2017
Numerator:
Loss from continuing operations, net of taxes	$(6)	$(176)
Less: Income from continuing operations attributable to noncontrolling interests, net of taxes	19	22

Loss from continuing operations attributable to Community Health Systems, Inc. common stockholders — basic and diluted	$(25)	$(198)

Loss from discontinued operations, net of taxes	$-	$(1)
Less: Loss from discontinued operations attributable to noncontrolling interests, net of taxes	-	-

Loss from discontinued operations attributable to Community Health Systems, Inc. common stockholders — basic and diluted	$-	$(1)

Denominator:
Weighted-average number of shares outstanding — basic	112,291,496	111,252,331
Effect of dilutive securities:
Restricted stock awards	-	-
Employee stock options	-	-
Other equity-based awards	-	-

Weighted-average number of shares outstanding — diluted	112,291,496	111,252,331

The Company generated a loss from continuing operations attributable to Community Health Systems, Inc. common stockholders for the three months ended March 31, 2018 and 2017, so the effect of dilutive securities is not considered because their effect would be antidilutive. If the Company had generated income from continuing operations, the effect of restricted stock awards on the diluted shares calculation would have been an increase of 73,361 shares and 78,773 shares during the three months ended March 31, 2018 and 2017, respectively.

	Three Months Ended March 31,
	2018	2017
Dilutive securities outstanding not included in the computation of earnings per share because their effect is antidilutive:
Employee stock options and restricted stock awards	1,920,349	3,507,729

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

9. STOCKHOLDERS’ DEFICIT

Authorized capital shares of the Company include 400,000,000 shares of capital stock consisting of 300,000,000 shares of common stock and 100,000,000 shares of preferred stock. Each of the aforementioned classes of capital stock has a par value of $0.01 per share. Shares of preferred stock, none of which were outstanding as of March 31, 2018, may be issued in one or more series having such rights, preferences and other provisions as determined by the Board of Directors without approval by the holders of common stock.

On November 6, 2015, the Company adopted an open market repurchase program for up to 10,000,000 shares of the Company’s common stock, not to exceed $300 million in repurchases. The repurchase program will expire on the earlier of November 5, 2018, when the maximum number of shares has been repurchased, or when the maximum dollar amount has been expended. During the year ended December 31, 2015, the Company repurchased and retired 532,188 shares at a weighted-average price of $27.31 per share, which is the cumulative number of shares repurchased and retired under this program. No shares were repurchased under this program during the years ended December 31, 2016 and 2017. In addition, no shares were repurchased under this program during the three months ended March 31, 2018.

The Company is a holding company which operates through its subsidiaries. The Company’s Credit Facility and the indentures governing the senior and senior secured notes contain various covenants under which the assets of the subsidiaries of the Company are subject to certain restrictions relating to, among other matters, dividends and distributions, as referenced in the paragraph below.

With the exception of a special cash dividend of $0.25 per share paid by the Company in December 2012, historically, the Company has not paid any cash dividends. Subject to certain exceptions, the Company’s Credit Facility limits the ability of the Company’s subsidiaries to pay dividends and make distributions to the Company, and limits the Company’s ability to pay dividends and/or repurchase stock, to an amount not to exceed $200 million in the aggregate plus an additional $25 million in any particular year plus the aggregate amount of proceeds from the exercise of stock options. The indentures governing the senior and senior secured notes also restrict the Company’s subsidiaries from, among other matters, paying dividends and making distributions to the Company, which thereby limits the Company’s ability to pay dividends and/or repurchase stock. As of March 31, 2018, under the most restrictive test in these agreements (and subject to certain exceptions), the Company has approximately $318 million remaining available with which to pay permitted dividends and/or repurchase shares of stock or its senior and senior secured notes.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following schedule presents the reconciliation of the carrying amount of total equity, equity attributable to the Company, and equity attributable to the noncontrolling interests for the three-month period ended March 31, 2018 (in millions):

		Community Health Systems, Inc. Stockholders
	Redeemable Noncontrolling Interest	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total Stockholders’ Deficit
Balance, December 31, 2017	$527	$1	$2,014	$(21)	$(2,761)	$75	$(692)
Comprehensive income (loss)	13	-	-	17	(25)	6	(2)
Adoption of new accounting standards	-	-	-	(12)	12	-	-
Distributions to noncontrolling interests	(17)	-	-	-	-	(6)	(6)
Purchase of subsidiary shares from noncontrolling interests	(1)	-	(2)	-	-	-	(2)
Other reclassifications of noncontrolling interests	1	-	-	-	-	(1)	(1)
Cancellation of restricted stock for tax withholdings on vested shares	-	-	(2)	-	-	-	(2)
Share-based compensation	-	-	4	-	-	-	4

Balance, March 31, 2018	$523	$1	$2,014	$(16)	$(2,774)	$74	$(701)

The following schedule discloses the effects of changes in the Company’s ownership interest in its less-than-wholly-owned subsidiaries on Community Health Systems, Inc. stockholders’ deficit (in millions):

Three Months Ended March 31, 2018
Net loss attributable to Community Health Systems, Inc. stockholders	$(25)
Transfers from the noncontrolling interests:
Net decrease in Community Health Systems, Inc. paid-in-capital for purchase of subsidiary partnership interests	(2)

Net transfers from the noncontrolling interests	(2)

Change to Community Health Systems, Inc. stockholders’ deficit from net loss attributable to Community Health Systems, Inc. stockholders and transfers to noncontrolling interests	$(27)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

10. LONG-TERM DEBT

Long-term debt, net of unamortized debt issuance costs and discounts or premiums, consists of the following (in millions):

	March 31, 2018	December 31, 2017
Credit Facility:
Term G Loan	$1,037	$1,037
Term H Loan	1,903	1,903
8% Senior Notes due 2019	1,925	1,925
7 1⁄8% Senior Notes due 2020	1,200	1,200
5 1⁄8% Senior Secured Notes due 2021	1,000	1,000
6 7⁄8% Senior Notes due 2022	3,000	3,000
6 1⁄4% Senior Secured Notes due 2023	3,100	3,100
Receivables Facility	538	565
Capital lease obligations	301	304
Other	52	48
Less: Unamortized deferred debt issuance costs and note premium	(164)	(169)

Total debt	13,892	13,913
Less: Current maturities	(37)	(33)

Total long-term debt	$13,855	$13,880

Credit Facility

The Company’s wholly-owned subsidiary, CHS/Community Health Systems, Inc. (“CHS”), has senior secured financing under a credit facility with a syndicate of financial institutions led by Credit Suisse, as administrative agent and collateral agent (the “Credit Facility”), which at December 31, 2017 included (i) a revolving credit facility with commitments through January 27, 2019 of approximately $929 million, of which a $739 million portion represented extended commitments maturing January 27, 2021 (the “Revolving Facility”), (ii) a Term G facility due 2019 (the “Term G Facility”), and (iii) a Term H facility due 2021 (the “Term H Facility). The Revolving Facility includes a subfacility for letters of credit.

The loans under the Credit Facility bear interest on the outstanding unpaid principal amount at a rate equal to an applicable percentage plus, at CHS’ option, either (a) an Alternate Base Rate (as defined) determined by reference to the greater of (1) the Prime Rate (as defined) announced by Credit Suisse or (2) the NYFRB Rate (as defined) plus 0.50% or (3) the adjusted London Interbank Offered Rate (“LIBOR”) on such day for a three-month interest period commencing on the second business day after such day plus 1% or (b) LIBOR. In addition, the margin in respect of the Revolving Facility will be subject to adjustment determined by reference to a leverage-based pricing grid. Loans in respect of the Revolving Facility currently accrue interest at a rate per annum equal to LIBOR plus 2.50%, in the case of LIBOR borrowings, and Alternate Base Rate plus 1.50%, in the case of Alternate Base Rate borrowings. Prior to the Credit Facility amendment discussed below, the Term G Loan and Term H Loan accrued interest at a rate per annum equal to LIBOR plus 2.75% and 3.00%, respectively, in the case of LIBOR borrowings, and Alternate Base Rate plus 1.75% and 2.00%, respectively, in the case of Alternate Base Rate borrowings. The Term G Loan and the Term H Loan are subject to a 1.00% LIBOR floor and a 2.00% Alternate Base Rate floor.

Under the Term H Facility, CHS is required to make amortization payments in aggregate amounts equal to 1% of the original principal amount of the Term H Facility each year. After December 31, 2016, no additional amortization payments were required to be made under the Term G Facility.

The term loan facility must be prepaid in an amount equal to (1) 100% of the net cash proceeds of certain asset sales and dispositions by the Company and its subsidiaries, subject to certain exceptions and reinvestment rights (as further described below), (2) 100% of the net cash proceeds of issuances of certain debt obligations or receivables-based financing by the Company and its subsidiaries, subject to certain exceptions, and (3) 75%, subject to reduction to a lower percentage based on the Company’s first lien net leverage ratio (as defined in the Credit Facility generally as the ratio of first lien net debt on the date of determination to the Company’s consolidated EBITDA, as defined, for the four quarters most recently ended prior to such date), of excess cash flow (as

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

defined) for any year, subject to certain exceptions. Voluntary prepayments and commitment reductions are permitted in whole or in part, without any premium or penalty, subject to minimum prepayment or reduction requirements.

The borrower under the Credit Facility is CHS. All of the obligations under the Credit Facility are unconditionally guaranteed by the Company and certain of its existing and subsequently acquired or organized domestic subsidiaries. All obligations under the Credit Facility and the related guarantees are secured by a perfected first priority lien or security interest in substantially all of the assets of the Company, CHS and each subsidiary guarantor, including equity interests held by the Company, CHS or any subsidiary guarantor, but excluding, among others, the equity interests of non-significant subsidiaries, syndication subsidiaries, securitization subsidiaries and joint venture subsidiaries, and subject to the ABL Facility as described in Note 15. Such assets constitute substantially the same assets, subject to certain exceptions, that secure CHS’ obligations under the 2021 Senior Secured Notes (as defined below) and the 6 1⁄4% Senior Secured Notes.

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

The Credit Facility contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the Company’s and its subsidiaries’ ability, subject to certain exceptions, to, among other things (1) declare dividends, make distributions or redeem or repurchase capital stock, (2) prepay, redeem or repurchase other debt, (3) incur liens or grant negative pledges, (4) make loans and investments and enter into acquisitions and joint ventures, (5) incur additional indebtedness or provide certain guarantees, (6) make capital expenditures, (7) engage in mergers, acquisitions and asset sales, (8) conduct transactions with affiliates, (9) alter the nature of the Company’s businesses, (10) grant certain guarantees with respect to physician practices, (11) engage in sale and leaseback transactions or (12) change the Company’s fiscal year. The Company is also required to comply with specified financial covenants (consisting of a first lien net debt to consolidated EBITDA leverage ratio) and various affirmative covenants. Under the Credit Facility, the first lien net debt to consolidated EBITDA ratio is calculated as the ratio of total first lien debt, less unrestricted cash and cash equivalents, to consolidated EBITDA, as defined in the Credit Facility. The calculation of consolidated EBITDA as defined in the Credit Facility is a trailing 12-month calculation that begins with net income attributable to the Company, with certain pro forma adjustments to consider the impact of material acquisitions or divestitures, and adjustments for interest, taxes, depreciation and amortization, net income attributable to noncontrolling interests, stock compensation expense, restructuring costs, and the financial impact of other non-cash or non-recurring items recorded during any such 12-month period. For the 12-month period ended March 31, 2018, the first lien net debt to consolidated EBITDA ratio financial covenant under the Credit Facility limited the ratio of first lien net debt to consolidated EBITDA, as defined, to less than or equal to 5.25 to 1.00. The Company was in compliance with all such covenants at March 31, 2018, with a first lien net debt to consolidated EBITDA ratio of approximately 4.47 to 1.00.

Events of default under the Credit Facility include, but are not limited to, (1) CHS’ failure to pay principal, interest, fees or other amounts under the credit agreement when due (taking into account any applicable grace period), (2) any representation or warranty proving to have been materially incorrect when made, (3) covenant defaults subject, with respect to certain covenants, to an available cure, (4) bankruptcy and insolvency events, (5) a cross default to certain other debt, (6) certain undischarged judgments (not paid within an applicable grace period), (7) a change of control (as defined), (8) certain ERISA-related defaults and (9) the invalidity or impairment of specified security interests, guarantees or subordination provisions in favor of the administrative agent or lenders under the Credit Facility.

As of March 31, 2018, the availability for additional borrowings under the Credit Facility, subject to certain limitations as set forth in the Credit Facility, was approximately $650 million pursuant to the Revolving Facility, of which $57 million is in the form of outstanding letters of credit. CHS has the ability to amend the Credit Facility to provide for one or more tranches of term loans or increases in the Revolving Facility in an aggregate principal amount of up to $1.5 billion, only $1.0 billion of which is effectively available because of the Company’s additional undertakings in connection with the Loan Modification Agreement. As of March 31, 2018, the weighted-average interest rate under the Credit Facility, excluding swaps, was 5.6%.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

2018 Financing Activity

On February 26, 2018, the Credit Facility was amended, with requisite revolving lender approval, to remove the consolidated EBITDA to interest expense ratio financial covenant, to replace the senior secured net debt to consolidated EBITDA ratio financial covenant with a first lien net debt to consolidated EBITDA ratio financial covenant, and to reduce the extended revolving credit commitments to $650 million (for a total of $840 million in revolving credit commitments when combined with the non-extended portion of the revolving credit facility). The new financial covenant provides for a maximum first lien net debt to consolidated EBITDA ratio of 5.25 to 1.0, reducing to 5.0 to 1.0 on July 1, 2018, 4.75 to 1.0 on January 1, 2019, 4.5 to 1.0 on January 1, 2020 and 4.25 to 1.0 on July 1, 2020. In addition, the Company agreed pursuant to the amendment to modify its ability to retain asset sale proceeds, and instead to apply them to prepayments of term loans based on pro forma first lien leverage. To the extent the pro forma ratio of first lien net debt to consolidated EBITDA is greater than or equal to 4.5 to 1.0, 100% of net cash proceeds of asset sales will be applied to prepay term loans; to the extent the pro forma first lien leverage ratio is less than 4.5 to 1.0 but greater than or equal to 4.0 to 1.0, 50% of such proceeds will be applied to prepay term loans; and to the extent the first lien leverage ratio is less than 4.0 to 1.0, there will be no requirement to prepay term loans with such proceeds. These ratios will be determined on a pro forma basis giving appropriate effect to the relevant asset sales and corresponding prepayments of term loans.

On March 23, 2018, the Company and CHS entered into the Fourth Amendment and Restatement Agreement to the Credit Facility (the “Agreement”). In addition to including the changes described in the paragraph above, the Agreement amended the Credit Facility to permit CHS to incur debt under either an Asset-Based Loan (“ABL”) facility in an amount up to $1.0 billion or maintain its Asset-Backed Securitization program. The Revolving Facility would be reduced to $425 million upon the effectiveness of the contemplated ABL facility. The Agreement also reduced the availability for incremental tranches of term loans or increases in the Revolving Facility to $500 million and removed the secured net leverage incurrence test with respect to junior secured debt. Term G Loans will accrue interest at a rate per annum initially equal to LIBOR plus 3.00%, in the case of LIBOR borrowings, and Alternate Base Rate plus 2.00%, in the case of Alternate Base Rate borrowing. Term H Loans will accrue interest at a rate per annum initially equal to LIBOR plus 3.25%, in the case of LIBOR borrowings, and Alternate Base Rate plus 2.25%, in the case of Alternate Base Rate borrowing.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Receivables Facility

Prior to the effectiveness of the ABL Facility described in Note 15, CHS, through certain of its subsidiaries, participated in an accounts receivable loan agreement (the “Receivables Facility”) with a group of lenders and banks, Credit Agricolé Corporate and Investment Bank, as a managing agent and as the administrative agent. Patient-related accounts receivable (the “Receivables”) for certain affiliated hospitals served as collateral for the outstanding borrowings under the Receivables Facility. The interest rate on the borrowings was based on the commercial paper rate plus an applicable interest rate spread. The Receivables Facility was scheduled to expire on November 13, 2019. The outstanding borrowings pursuant to the Receivables Facility at March 31, 2018 totaled $538 million on the condensed consolidated balance sheet. At March 31, 2018, the carrying amount of Receivables included in the Receivables Facility totaled approximately $1.6 billion and is included in patient accounts receivable on the condensed consolidated balance sheet.

Loss from Early Extinguishment of Debt

The financing and repayment transactions discussed above resulted in a loss from the early extinguishment of debt of $4 million and an after-tax loss of $3 million for the three months ended March 31, 2018. The financing and repayment transactions discussed above resulted in a loss from the early extinguishment of debt of $21 million and an after-tax loss of $13 million for the three months ended March 31, 2017.

Other Debt

As of March 31, 2018, other debt consisted primarily of other obligations maturing in various installments through 2028.

To limit the effect of changes in interest rates on a portion of the Company’s long-term borrowings, the Company is a party to 8 separate interest swap agreements in effect at March 31, 2018, with an aggregate notional amount for currently effective swaps of $2.2 billion. On each of these swaps, the Company receives a variable rate of interest based on the three-month LIBOR in exchange for the payment of a fixed rate of interest. See Note 11 for additional information regarding these swaps.

The Company paid interest of $212 million and $279 million on borrowings during the three months ended March 31, 2018 and 2017, respectively.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments has been estimated by the Company using available market information as of March 31, 2018 and December 31, 2017, and valuation methodologies considered appropriate. The estimates presented in the table below are not necessarily indicative of amounts the Company could realize in a current market exchange (in millions):

	March 31, 2018		December 31, 2017
	Carrying	Estimated Fair	Carrying	Estimated Fair
	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	$424	$424	$563	$563
Investments in equity securities	149	149	-	-
Available-for-sale securities	119	119	252	252
Trading securities	-	-	37	37
Liabilities:
Contingent Value Right	3	3	2	2
Credit Facility	2,899	2,848	2,902	2,826
8% Senior Notes	1,922	1,738	1,922	1,637
7 1⁄8% Senior Notes	1,192	978	1,192	897
5 1⁄8% Senior Secured Notes due 2021	979	933	978	902
6 7⁄8% Senior Notes	2,946	1,743	2,943	1,729
6 1⁄4% Senior Secured Notes	3,063	2,855	3,061	2,800
Receivables Facility and other debt	589	589	611	611

The carrying value of the Company’s long-term debt in the above table is presented net of unamortized deferred debt issuance costs. The estimated fair value is determined using the methodologies discussed below in accordance with accounting standards related to the determination of fair value based on the U.S. GAAP fair value hierarchy as discussed in Note 12. The estimated fair value for financial instruments with a fair value that does not equal its carrying value is considered a Level 1 valuation. The Company utilizes the market approach and obtains indicative pricing from the administrative agent to the Credit Facility to determine fair values or through publicly available subscription services such as Bloomberg where relevant.

Cash and cash equivalents. The carrying amount approximates fair value due to the short-term maturity of these instruments (less than three months).

Investments in equity securities. Estimated fair value is based on closing price as quoted in public markets.

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

The Company assesses the effectiveness of its hedge instruments on a quarterly basis. For the three months ended March 31, 2018 and 2017, the Company completed an assessment of the cash flow hedge instruments and determined the hedges to be highly effective. The Company has also determined that the ineffective portion of the hedges do not have a material effect on the Company’s condensed consolidated financial position, operations or cash flows. The counterparties to the interest rate swap agreements expose the Company to credit risk in the event of nonperformance. However, at March 31, 2018, most of the swap agreements entered into by the Company were in a net liability position such that the Company would be required to make the net settlement payments to the counterparties; the Company does not anticipate nonperformance by those counterparties. The Company does not hold or issue derivative financial instruments for trading purposes.

Interest rate swaps consisted of the following at March 31, 2018:

Swap #	Notional Amount (in millions)	Fixed Interest Rate	Termination Date	Asset (Liability) Fair Value (in millions)
1	$400	1.882%	August 30, 2019	$3
2	200	2.515%	August 30, 2019	-
3	200	2.613%	August 30, 2019	(1)
4	300	2.041%	August 30, 2020	4
5	300	2.738%	August 30, 2020	(1)
6	300	2.892%	August 30, 2020	(2)
7	300	2.363%	January 27, 2021	2
8	200	2.368%	January 27, 2021	1

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

Assuming no change in March 31, 2018 interest rates, approximately $9 million of interest expense resulting from the spread between the fixed and floating rates defined in each interest rate swap agreement will be recognized during the next 12 months. If interest rate swaps do not remain highly effective as a cash flow hedge, the derivatives’ gains or losses resulting from the change in fair value reported through OCI will be reclassified into earnings.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following tabular disclosure provides the amount of pre-tax gain recognized as a component of OCI during the three months ended March 31, 2018 and 2017 (in millions):

	Amount of Pre-Tax Gain Recognized in OCI (Effective Portion)
	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships	2018	2017
Interest rate swaps	$17	$-

The following tabular disclosure provides the location of the effective portion of the pre-tax loss reclassified from accumulated other comprehensive loss (“AOCL”) into interest expense on the condensed consolidated statements of loss during the three months ended March 31, 2018 and 2017 (in millions):

	Amount of Pre-Tax Loss Reclassified from AOCL into Income (Effective Portion)
Location of Loss Reclassified from	Three Months Ended March 31,
AOCL into Income (Effective Portion)	2018	2017
Interest expense, net	$5	$9

The fair values of derivative instruments in the condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017 were as follows (in millions):

	Asset Derivatives				Liability Derivatives
	March 31, 2018		December 31, 2017		March 31, 2018		December 31, 2017
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments	Other assets, net	$10	Other assets, net	$1	Other long-term liabilities	$4	Other long-term liabilities	$18

12. FAIR VALUE

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

In instances where the determination of the fair value hierarchy measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment of factors specific to the asset or liability. Transfers between levels within the fair value hierarchy are recognized by the Company on the date of the change in circumstances that requires such transfer. There were no transfers between levels during the three-month periods ending March 31, 2018 or March 31, 2017.

The following table sets forth, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 (in millions):

	March 31, 2018	Level 1	Level 2	Level 3
Available-for-sale securities	$119	$-	$119	$-
Investments in equity securities	149	149	-	-
Fair value of interest rate swap agreements	10	-	10	-

Total assets	$278	$149	$129	$-

Contingent Value Right (CVR)	$3	$3	$-	$-
CVR-related liability	259	-	-	259
Fair value of interest rate swap agreements	4	-	4	-

Total liabilities	$266	$3	$4	$259

	December 31, 2017	Level 1	Level 2	Level 3
Available-for-sale securities	$252	$132	$120	$-
Trading securities	37	37	-	-
Fair value of interest rate swap agreements	1	-	1	-

Total assets	$290	$169	$121	$-

Contingent Value Right (CVR)	$2	$2	$-	$-
CVR-related liability	256	-	-	256
Fair value of interest rate swap agreements	18	-	18	-

Total liabilities	$276	$2	$18	$256

Investments in Equity Securities, Available-for-sale Securities and Trading Securities

Investments in equity securities and trading securities classified as Level 1 are measured using quoted market prices. Level 2 available-for-sale securities primarily consisted of bonds and notes issued by the United States government and its agencies and domestic and foreign corporations. The estimated fair values of these securities are determined using various valuation techniques, including a multi-dimensional relational model that incorporates standard observable inputs and assumptions such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids/offers and other pertinent reference data.

Contingent Value Right (CVR)

The CVR represents the estimate of the fair value for the contingent consideration paid to HMA shareholders as part of the HMA merger. The CVR is listed on the Nasdaq and the valuation at March 31, 2018 is based on the quoted trading price for the CVR on the last day of the period. Changes in the estimated fair value of the CVR are recorded through the condensed consolidated statements of loss.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

CVR-related Liability

The CVR-related legal liability represents the Company’s estimate of fair value at March 31, 2018 of the liability associated with the legal matters assumed in the HMA merger, which are included in other long-term liabilities in the accompanying condensed consolidated balance sheet. This liability did not include those matters previously accrued by HMA as a probable contingency, which were settled and paid during the year ended December 31, 2015. To develop the estimate of fair value, the Company engaged an independent third-party valuation firm to measure the liability. The valuation was made utilizing the Company’s estimates of future outcomes for each legal case and simulating future outcomes based on the timing, probability and distribution of several scenarios using a Monte Carlo simulation model. Other inputs were then utilized for discounting the liability to the measurement date. The HMA legal matters underlying this fair value estimate were evaluated by management to determine the likelihood and impact of each of the potential outcomes. Using that information, as well as the potential correlation and variability associated with each case, a fair value was determined for the estimated future cash outflows to conclude or settle the HMA legal matters included in the analysis, excluding legal fees (which are expensed as incurred). Because of the unobservable nature of the majority of the inputs used to value the liability, the Company has classified the fair value measurement as a Level 3 measurement in the fair value hierarchy.

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

The Company incorporates CVAs to appropriately reflect both its own nonperformance or credit risk and the respective counterparty’s nonperformance or credit risk in the fair value measurements. In adjusting the fair value of its interest rate swap agreements for the effect of nonperformance or credit risk, the Company has considered the impact of any netting features included in the agreements. The CVA on the Company’s interest rate swap agreements had an immaterial effect on the fair value of the related asset or liability at March 31, 2018. The CVA on the Company’s interest rate swap agreements resulted in a decrease in the fair value of the related liability of $1 million and an after-tax adjustment of less than $1 million to OCI at December 31, 2017.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

13. EMPLOYEE BENEFIT PLANS

The Company provides an unfunded Supplemental Executive Retirement Plan (“SERP”) for certain members of its executive management. The Company uses a December 31 measurement date for the benefit obligations and a January 1 measurement date for its net periodic costs for the SERP. Variances from actuarially assumed rates will result in increases or decreases in benefit obligations and net periodic cost in future periods. Benefits expense under the SERP was $2 million and $4 million for the three months ended March 31, 2018 and 2017, respectively. The accrued benefit liability for the SERP totaled $78 million and $83 million at March 31, 2018 and December 31, 2017, respectively, and is included in other long-term liabilities on the condensed consolidated balance sheets. The weighted-average assumptions used in determining net periodic cost for the three-month period ended March 31, 2018 was a discount rate of 3.4% and annual salary increase of 2.0%. The Company had equity investment securities in a rabbi trust generally designated to pay benefits of the SERP in the amounts of $91 million and $99 million at March 31, 2018 and December 31, 2017, respectively. These amounts are included in other assets, net on the condensed consolidated balance sheets.

During the three months ended March 31, 2018, certain members of executive management of the Company that were participants in the SERP retired and met the requirements for payout of their SERP retirement benefit. The SERP payout provisions require payment to the participant in an actuarially determined lump sum amount six months after the participant retires from the Company. Such amounts were paid out of the rabbi trust during the year ended December 31, 2017. As required by the pension accounting rules in U.S. GAAP, the Company recognized a non-cash settlement loss of less than $1 million during the three months ended March 31, 2018, and will recognize a non-cash settlement loss of less than $1 million during the remaining nine months ending December 31, 2018, which represent a pro-rata portion of the accumulated unrecognized actuarial loss out of accumulated other comprehensive loss.

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

In connection with the spin-off of QHC, the Company agreed to indemnify QHC for certain liabilities relating to outcomes or events occurring prior to April 29, 2016, the closing date of the spin-off, including (i) certain claims and proceedings that were known to be outstanding at or prior to the consummation of the spin-off and involved multiple facilities and (ii) certain claims, proceedings and investigations by governmental authorities or private plaintiffs related to activities occurring at or related to QHC’s healthcare facilities prior to the closing date of the spin-off, but only to the extent, in the case of clause (ii), that such claims are covered by insurance policies maintained by the Company, including professional liability and employer practices. In this regard, the Company continues to be responsible for HMA Legal Matters (as defined below) covered by the CVR agreement that relate to QHC’s business, and any amounts payable by the Company in connection therewith will continue to reduce the amount payable by the Company in respect of the CVRs. Notwithstanding the foregoing, the Company is not required to indemnify QHC in respect of any claims or proceedings arising out of or related to the business operations of Quorum Health Resources, LLC at any time or QHC’s compliance with the corporate integrity agreement. Subsequent to the spin-off of QHC, the Office of the Inspector General provided the Company with written assurance that it would look solely at QHC for compliance for its facilities under the Company’s Corporate Integrity Agreement; however, the Office of the Inspector General declined to enter into a separate corporate integrity agreement with QHC. In addition, on August 4, 2017, the Company initiated an arbitration against QHC for unpaid amounts due from QHC related to two transition services agreements entered into between QHC and the Company in connection with the spin-off. QHC filed a counterclaim, claiming breach of contract and tortious interference, among others. The arbitration is set to begin June 18, 2018. The Company believes the counterclaim is without merit and will vigorously defend the case.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The CVRs do not have a finite payment date. Any payments the Company makes under the CVR agreement will be payable within 60 days after the final resolution of the HMA Legal Matters. The CVRs are unsecured obligations of CHS and all payments under the CVRs will be subordinated in right of payment to the prior payment in full of all of the Company’s senior obligations (as defined in the CVR agreement), which include outstanding indebtedness of the Company (subject to certain exceptions set forth in the CVR agreement) and the HMA Losses. The CVR agreement permits the Company to acquire all or some of the CVRs, whether in open market transactions, private transactions or otherwise. As of March 31, 2018, the Company had acquired no CVRs.

The following table represents the impact of legal expenses paid or incurred and settlements paid or deemed final as of March 31, 2018 on the amounts owed to CVR holders (in millions):

		Allocation of Expenses and Settlements Paid
	Total Expenses and Settlement Cost	Deductible	Company’s Responsibility at 10%	Reduction to Amount Owed to CVR Holders at 90%
As of December 31, 2017	$64	$18	$4	$42
Settlements paid	-	-	-	-
Legal expenses incurred and/or paid during the three months ended March 31, 2018	-	-	-	-

As of March 31, 2018	$64	$18	$4	$42

Amounts owed to CVR holders are dependent on the ultimate resolution of the HMA Legal Matters and determination of HMA Losses incurred. The settlement of any or all of the claims and expenses incurred on behalf of the Company in defending itself will (subject to the deductible) reduce the amounts owed to the CVR holders.

Underlying the CVR agreement are a number of claims included in the HMA Legal Matters asserted against HMA. The Company has recorded a liability in connection with those claims as part of the acquired assets and liabilities at the date of acquisition pursuant to the provisions of Financial Accounting Standards Board Accounting Standards Codification Topic 805 “Business Combinations.” For the estimate of the Company’s liabilities associated with the HMA Legal Matters that will be covered by the CVR and were not previously accrued by HMA, the Company recorded a liability of $284 million as part of the acquisition accounting for the HMA merger based on the Company’s estimate of fair value of such liabilities as of the date of acquisition. There was a $3 million increase in the liability during the three months ended March 31, 2018 and the estimated fair value of such liabilities, after consideration of amounts paid and current estimates of valuation inputs, was $259 million as of March 31, 2018, which is recorded in other long-term liabilities on the accompanying condensed consolidated balance sheet. As of March 31, 2018, there is currently no accrual recorded for the probable contingency claims underlying the CVR agreement. The estimated liability for probable contingency claims underlying the CVR agreement that was previously recorded by HMA, and reflected in the purchase accounting for HMA as an acquired liability has been settled and was paid during the year ended December 31, 2015. In addition, although legal fees are not included in the amounts currently accrued, such legal fees are taken into account in determining HMA Losses under the CVR agreement. Certain significant HMA Legal Matters underlying these liabilities are discussed in greater detail below.

HMA Matters Recorded at Fair Value

Medicare/Medicaid Billing Lawsuits

Beginning during the week of December 16, 2013, eleven qui tam lawsuits filed by private individuals against HMA were unsealed in various United States district courts. The United States has elected to intervene in all or part of eight of these matters; namely U.S. ex rel. Craig Brummer v. Health Management Associates, Inc. et al. (Middle District Georgia) (“Brummer”); U.S. ex rel. Ralph D. Williams v. Health Management Associates, Inc. et al. (Middle District Georgia) (“Williams”); U.S. ex rel. Scott H. Plantz, M.D. et al. v. Health Management Associates, Inc., et al. (Northern District Illinois) (“Plantz”); U.S. ex rel. Thomas L. Mason, M.D. et al. v. Health Management Associates, Inc. et al. (Western District North Carolina) (“Mason”); U.S. ex rel. Jacqueline Meyer, et al. v. Health Management Associates, Inc., Gary Newsome et al. (“Jacqueline Meyer”) (District of South Carolina); U.S. ex rel. George Miller, et al. v. Health Management Associates, Inc. (Eastern District of Pennsylvania) (“Miller”); U.S. ex rel. Bradley Nurkin v. Health

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Management Associates, Inc. et al. (Middle District of Florida) (“Nurkin”); and U.S. ex rel. Paul Meyer v. Health Management Associates, Inc. et al. (Southern District Florida) (“Paul Meyer”). The United States has elected to intervene with respect to allegations in these cases that certain HMA hospitals inappropriately admitted patients and then submitted reimbursement claims for treating those individuals to federal healthcare programs in violation of the False Claims Act or that certain HMA hospitals had inappropriate financial relationships with physicians which violated the Stark law, the Anti-Kickback Statute, and the False Claims Act. Certain of these complaints also allege the same actions violated various state laws which prohibit false claims. The United States has declined to intervene in three of the eleven matters, namely U.S. ex rel. Anita France, et al. v. Health Management Associates, Inc. (Middle District Florida) (“France”) which involved allegations of wrongful billing and was settled; U.S. ex rel. Sandra Simmons v. Health Management Associates, Inc. et al. (Eastern District Oklahoma) (“Simmons”) which alleges unnecessary surgery by an employed physician and which was settled as to all allegations except alleged wrongful termination; and U.S. ex rel. David Napoliello, M.D. v. Health Management Associates, Inc. (Middle District Florida) (“Napoliello”) which alleges inappropriate admissions. On April 3, 2014, the Multi District Litigation Panel ordered the transfer and consolidation for pretrial proceedings of the eight intervened cases, plus the Napoliello matter, to the District of the District of Columbia under the name In Re: Health Management Associates, Inc. Qui Tam Litigation. On June 2, 2014, the court entered a stay of this matter until October 6, 2014, which was subsequently extended until February 27, 2015, May 27, 2015, September 25, 2015, January 25, 2016, May 25, 2016, September 26, 2016, December 27, 2016, April 27, 2017, August 28, 2017, December 18, 2017, March 19, 2018 and now until June 18, 2018. The Company intends to defend against the allegations in these matters, but also continues to cooperate with the government in the ongoing investigation of these allegations. The Company has been in discussions with the Civil Division of the United States Department of Justice (“DOJ”) regarding the resolutions of these matters. During the first quarter of 2015, the Company was informed that the Criminal Division continues to investigate former executive-level employees of HMA, and continues to consider whether any HMA entities should be held criminally liable for the acts of the former HMA employees. The Company is voluntarily cooperating with these inquiries and has not been served with any subpoenas or other legal process.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Summary of Recorded Amounts

The table below presents a reconciliation of the beginning and ending liability balances (in millions) during the three months ended March 31, 2018, with respect to the Company’s fair value determination in connection with HMA Legal Matters that were not previously accrued by HMA, and the remaining contingencies of the Company in respect of which an accrual has been recorded. In addition, future legal fees (which are expensed as incurred) and costs related to possible indemnification and criminal investigation matters associated with the HMA Legal Matters have not been accrued or included in the table below. Furthermore, although not accrued, such costs, if incurred, will be taken into account in determining the total amount of reductions applied to the amounts owed to CVR holders.

	CVR-Related Liability at Fair Value	Other Probable Contingencies
Balance as of December 31, 2017	$256	$14
Expense	3	5
Cash payments	-	(2)

Balance as of March 31, 2018	$259	$17

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

In the aggregate, attorneys’ fees and other costs incurred but not included in the table above related to probable contingencies, and CVR-related contingencies accounted for at fair value, totaled less than $1 million for both of the three-month periods ended March 31, 2018 and 2017, and are included in other operating expenses in the accompanying condensed consolidated statements of loss.

Matters for which an Outcome Cannot be Assessed

For the following legal matter, due to the uncertainties surrounding the ultimate outcome of the case, the Company cannot at this time assess what the outcome may be and is further unable to determine any estimate of loss or range of loss.

Class Action Shareholder Federal Securities Cases. Three purported class action cases have been filed in the United States District Court for the Middle District of Tennessee; namely, Norfolk County Retirement System v. Community Health Systems, Inc., et al., filed May 9, 2011; De Zheng v. Community Health Systems, Inc., et al., filed May 12, 2011; and Minneapolis Firefighters Relief Association v. Community Health Systems, Inc., et al., filed June 21, 2011. All three seek class certification on behalf of purchasers of the Company’s common stock between July 27, 2006 and April 11, 2011 and allege that misleading statements resulted in artificially inflated prices for the Company’s common stock. In December 2011, the cases were consolidated for pretrial purposes and NYC Funds and its counsel were selected as lead plaintiffs/lead plaintiffs’ counsel. In lieu of ruling on the Company’s motion to dismiss, the court permitted the plaintiffs to file a first amended consolidated class action complaint, which was filed on October 5, 2015. The Company’s motion to dismiss was filed on November 4, 2015 and oral argument was held on April 11, 2016. The Company’s motion to dismiss was granted on June 16, 2016 and on June 27, 2016, the plaintiffs filed a notice of appeal to the Sixth Circuit Court of Appeals. The matter was heard on May 3, 2017. On December 13, 2017, the Sixth Circuit reversed the trial court’s dismissal of the case and remanded it to the District Court. The Company filed a petition for a writ of certioriari to the United States Supreme Court on April 18, 2018 seeking review of the Sixth Circuit’s decision. The Company also filed a renewed partial motion to dismiss on February 9, 2018 in the District Court. The Company believes this consolidated matter is without merit and will vigorously defend this case.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

15. SUBSEQUENT EVENTS

The Company has evaluated all material events occurring subsequent to the balance sheet date for events requiring disclosure or recognition in the condensed consolidated financial statements.

Effective April 1, 2018, one or more subsidiaries of the Company sold Bayfront Health Dade City (120 licensed beds) in Dade City, Florida, and its associated assets to subsidiaries of Adventist Health System for approximately $9 million in cash, which was received at the preliminary closing on March 30, 2018.

On April 3, 2018, the Company and CHS entered into an asset-based loan (ABL) credit agreement (the “ABL Credit Agreement”) (as further described below), with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders and other agents party thereto. Pursuant to the ABL Credit Agreement, the lenders have extended to CHS a revolving asset-based loan facility (the “ABL Facility”) in the maximum aggregate principal amount of $1.0 billion, subject to borrowing base capacity. The ABL facility includes borrowing capacity available for letters of credit of $50 million. CHS and all domestic subsidiaries of the CHS that guarantee the CHS’ other outstanding senior and senior secured indebtedness guarantee the obligations of CHS under the ABL Facility. In conjunction with the closing of the ABL Facility, the wholly-owned special-purpose entity that owned the Receivables pledged under the previous Receivables Facility became a subsidiary guarantor under the Credit Facility and CHS’ outstanding notes. Subject to certain exceptions, all obligations under the ABL Facility and the related guarantees are secured by a perfected first-priority security interest in substantially all of the Receivables, deposit, collection and other accounts and contract rights, books, records and other instruments related to the foregoing of the Company, CHS and the guarantors as well as a perfected junior-priority security interest in substantially all of the other assets of the Company, CHS and the guarantors, subject to customary exceptions and intercreditor arrangements. The revolving credit commitments under the Credit Facility were reduced to $425 million upon the effectiveness of the ABL Facility. In connection with entering into the ABL Credit Agreement and the ABL Facility, the Company repaid in full and terminated its Receivables Facility.

On April 18, 2018, one or more subsidiaries of the Company signed a definitive agreement for the sale of Munroe Regional Medical Center (421 licensed beds) in Ocala, Florida, and its associated assets to subsidiaries of Adventist Health System.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

16. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Senior Notes due 2019, 2020 and 2022, which are senior unsecured obligations of CHS, the 5 1⁄8% Senior Secured Notes due 2021, and the 6 1⁄4% Senior Secured Notes due 2023 (collectively, “the Notes”) are guaranteed on a senior basis by the Company and by certain of its existing and subsequently acquired or organized 100% owned domestic subsidiaries. In addition, equity interests in non-guarantors have been pledged as collateral except for four hospitals owned jointly with non-profit, health organizations. The Notes are fully and unconditionally guaranteed on a joint and several basis, with exceptions considered customary for such guarantees, limited to the release of the guarantee when a subsidiary guarantor’s capital stock is sold, or a sale of all of the subsidiary guarantor’s assets used in operations. The following condensed consolidating financial statements present Community Health Systems, Inc. (as parent guarantor), CHS (as the issuer), the subsidiary guarantors, the subsidiary non-guarantors and eliminations. These condensed consolidating financial statements have been prepared and presented in accordance with SEC Regulation S-X Rule 3-10 “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.”

The accounting policies used in the preparation of this financial information are consistent with those elsewhere in the condensed consolidated financial statements of the Company, except as noted below:

•	Intercompany receivables and payables are presented gross in the supplemental condensed consolidating balance sheets.

•	Cash flows from intercompany transactions are presented in cash flows from financing activities, as changes in intercompany balances with affiliates, net.

•	Income tax expense is allocated from the parent guarantor to the income producing operations (other guarantors and non-guarantors) and the issuer through stockholders’ deficit. As this approach represents an allocation, the income tax expense allocation is considered non-cash for statement of cash flow purposes.

•	Interest expense, net has been presented to reflect net interest expense and interest income from outstanding long-term debt and intercompany balances.

The Company’s intercompany activity consists primarily of daily cash transfers for purposes of cash management, the allocation of certain expenses and expenditures paid for by the Parent on behalf of its subsidiaries, and the push down of investment in its subsidiaries. This activity also includes the intercompany transactions between consolidated entities as part of the Receivables Facility that is further discussed in Note 10. The Company’s subsidiaries generally do not purchase services from one another; thus, the intercompany transactions do not represent revenue generating transactions. All intercompany transactions eliminate in consolidation.

From time to time, subsidiaries of the Company sell and/or repurchase noncontrolling interests in consolidated subsidiaries, which may change subsidiaries between guarantors and non-guarantors. Amounts for prior periods have been revised to reflect the status of guarantors and non-guarantors as of March 31, 2018.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Loss

Three Months Ended March 31, 2018

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated

			(In millions)
Net operating revenues	$-	$(5)	$2,243	$1,451	$-	$3,689
Operating costs and expenses:
Salaries and benefits	-	-	824	824	-	1,648
Supplies	-	-	400	216	-	616
Other operating expenses	-	-	601	310	-	911
Government and other legal settlements and related costs	-	-	5	-	-	5
Electronic health records incentive reimbursement	-	-	(1)	-	-	(1)
Rent	-	-	47	42	-	89
Depreciation and amortization	-	-	113	68	-	181
Impairment and (gain) loss on sale of businesses, net	-	-	16	12	-	28

Total operating costs and expenses	-	-	2,005	1,472	-	3,477

(Loss) income from operations	-	(5)	238	(21)	-	212
Interest expense, net	-	91	136	1	-	228
Loss from early extinguishment of debt	-	4	-	-	-	4
Equity in earnings of unconsolidated affiliates	25	(33)	21	-	(20)	(7)

(Loss) income from continuing operations before income taxes	(25)	(67)	81	(22)	20	(13)
(Benefit from) provision for income taxes	-	(42)	47	(12)	-	(7)

(Loss) income from continuing operations	(25)	(25)	34	(10)	20	(6)
Discontinued operations, net of taxes:
Loss from discontinued operations, net of taxes	-	-	-	-	-	-

Net (loss) income	(25)	(25)	34	(10)	20	(6)
Less: Net income attributable to noncontrolling interests	-	-	-	19	-	19

Net (loss) income attributable to Community Health Systems, Inc. stockholders	$(25)	$(25)	$34	$(29)	$20	$(25)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Loss
Three Months Ended March 31, 2017

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
Operating revenues (net of contractual allowances and discounts)	$-	$(6)	$2,879	$2,295	$-	$5,168
Provision for bad debts	-	-	489	193	-	682

Net operating revenues	-	(6)	2,390	2,102	-	4,486
Operating costs and expenses:
Salaries and benefits	-	-	927	1,134	-	2,061
Supplies	-	-	430	319	-	749
Other operating expenses	-	-	599	458	-	1,057
Government and other legal settlements and related costs	-	-	(41)	-	-	(41)
Electronic health records incentive reimbursement	-	-	(2)	(4)	-	(6)
Rent	-	-	51	58	-	109
Depreciation and amortization	-	-	124	112	-	236
Impairment and (gain) loss on sale of businesses, net	-	-	41	209	-	250

Total operating costs and expenses	-	-	2,129	2,286	-	4,415

(Loss) income from operations	-	(6)	261	(184)	-	71
Interest expense, net	-	70	147	12	-	229
Loss from early extinguishment of debt	-	21	-	-	-	21
Equity in earnings of unconsolidated affiliates	199	121	163	-	(486)	(3)

Loss from continuing operations before income taxes	(199)	(218)	(49)	(196)	486	(176)
Provision for (benefit from) income taxes	-	(19)	71	(52)	-	-

(Loss) income from continuing operations	(199)	(199)	(120)	(144)	486	(176)
Discontinued operations, net of taxes:
Loss from operations of entities sold or held for sale	-	-	(3)	2	-	(1)

Loss from discontinued operations, net of taxes	-	-	(3)	2	-	(1)

Net (loss) income	(199)	(199)	(123)	(142)	486	(177)
Less: Net income attributable to noncontrolling interests	-	-	-	22	-	22

Net (loss) income attributable to Community Health Systems, Inc. stockholders	$(199)	$(199)	$(123)	$(164)	$486	$(199)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Comprehensive Loss
Three Months Ended March 31, 2018

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
Net (loss) income	$(25)	$(25)	$34	$(10)	$20	$(6)
Other comprehensive income (loss), net of income taxes:
Net change in fair value of interest rate swaps, net of tax	18	18	-	-	(18)	18
Net change in fair value of available-for-sale securities, net of tax	(2)	(2)	(2)	-	4	(2)
Amortization and recognition of unrecognized pension cost components, net of tax	1	1	1	-	(2)	1

Other comprehensive income (loss)	17	17	(1)	-	(16)	17

Comprehensive (loss) income	(8)	(8)	33	(10)	4	11
Less: Comprehensive income attributable to noncontrolling interests	-	-	-	19	-	19

Comprehensive (loss) income attributable to Community Health Systems, Inc. stockholders	$(8)	$(8)	$33	$(29)	$4	$(8)

Condensed Consolidating Statement of Comprehensive Loss
Three Months Ended March 31, 2017

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
Net (loss) income	$(199)	$(199)	$(123)	$(142)	$486	$(177)
Other comprehensive income, net of income taxes:
Net change in fair value of interest rate swaps, net of tax	5	5	-	-	(5)	5
Net change in fair value of available-for-sale securities, net of tax	3	3	3	-	(6)	3
Amortization and recognition of unrecognized pension cost components, net of tax	-	-	-	-	-	-

Other comprehensive income	8	8	3	-	(11)	8

Comprehensive (loss) income	(191)	(191)	(120)	(142)	475	(169)
Less: Comprehensive income attributable to noncontrolling interests	-	-	-	22	-	22

Comprehensive (loss) income attributable to
Community Health Systems, Inc. stockholders	$(191)	$(191)	$(120)	$(164)	$475	$(191)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Balance Sheet
March 31, 2018

	Parent		Other	Non -
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

	(In millions)

		ASSETS
Current assets:
Cash and cash equivalents	$-	$-	$334	$90	$-	$424
Patient accounts receivable	-	-	439	2,014	-	2,453
Supplies	-	-	287	155	-	442
Prepaid income taxes	17	-	-	-	-	17
Prepaid expenses and taxes	-	-	153	55	-	208
Other current assets	-	1	130	318	-	449

Total current assets	17	1	1,343	2,632	-	3,993

Intercompany receivable	-	13,578	4,489	7,184	(25,251)	-

Property and equipment, net	-	-	4,397	2,574	-	6,971

Goodwill			2,869	1,835	-	4,704

Deferred income taxes	64	-	-	-	-	64

Other assets, net	-	51	1,635	1,024	(1,131)	1,579

Net investment in subsidiaries	-	21,133	12,308	-	(33,441)	-

Total assets	$81	$34,763	$27,041	$15,249	$(59,823)	$17,311

	LIABILITIES AND DEFICIT
Current liabilities:
Current maturities of long-term debt	$-	$-	$29	$8	$-	$37
Accounts payable	-	-	588	304	-	892
Accrued interest	-	229	-	2	-	231
Accrued liabilities	-	-	614	489	-	1,103

Total current liabilities	-	229	1,231	803	-	2,263

Long-term debt	-	13,002	214	639	-	13,855

Intercompany payable	828	21,120	24,049	13,435	(59,432)	-

Deferred income taxes	19	-	-	-	-	19

Other long-term liabilities	9	1,121	983	370	(1,131)	1,352

Total liabilities	856	35,472	26,477	15,247	(60,563)	17,489

Redeemable noncontrolling interests in equity of consolidated subsidiaries	-	-	-	523	-	523

Deficit:
Community Health Systems, Inc. stockholders’ deficit:
Common stock	1	-	-	-	-	1
Additional paid-in capital	2,014	296	(245)	1,460	(1,511)	2,014
Accumulated other comprehensive loss	(16)	(16)	(9)	(9)	34	(16)
(Accumulated deficit) retained earnings	(2,774)	(989)	818	(2,046)	2,217	(2,774)

Total Community Health Systems, Inc. stockholders’ deficit	(775)	(709)	564	(595)	740	(775)
Noncontrolling interests in equity of consolidated subsidiaries	-	-	-	74	-	74

Total deficit	(775)	(709)	564	(521)	740	(701)

Total liabilities and deficit	$81	$34,763	$27,041	$15,249	$(59,823)	$17,311

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Balance Sheet
December 31, 2017

	Parent		Other	Non -
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

	(In millions)
		ASSETS
Current assets:
Cash and cash equivalents	$-	$-	$497	$66	$-	$563
Patient accounts receivable, net of allowance for doubtful accounts	-	-	355	2,029	-	2,384
Supplies	-	-	288	156	-	444
Prepaid income taxes	17	-	-	-	-	17
Prepaid expenses and taxes	-	-	146	52	-	198
Other current assets	-	-	152	310	-	462

Total current assets	17	-	1,438	2,613	-	4,068

Intercompany receivable	-	13,381	5,857	7,109	(26,347)	-

Property and equipment, net	-	-	4,448	2,604	-	7,052

Goodwill	-	-	2,882	1,841	-	4,723

Deferred income taxes	62	-	-	-	-	62

Other assets, net	15	39	1,594	939	(1,042)	1,545

Net investment in subsidiaries	-	21,717	10,890	-	(32,607)	-

Total assets	$94	$35,137	$27,109	$15,106	$(59,996)	$17,450

	LIABILITIES AND DEFICIT
Current liabilities:
Current maturities of long-term debt	$-	$-	$25	$8	$-	$33
Accounts payable	-	-	663	304	-	967
Accrued interest	-	228	-	1	-	229
Accrued liabilities	-	-	644	483	-	1,127

Total current liabilities	-	228	1,332	796	-	2,356

Long-term debt	-	12,998	216	666	-	13,880

Intercompany payable	833	21,582	24,028	13,310	(59,753)	-

Deferred income taxes	19	-	-	-	-	19

Other long-term liabilities	9	1,018	997	378	(1,042)	1,360

Total liabilities	861	35,826	26,573	15,150	(60,795)	17,615

Redeemable noncontrolling interests in equity of consolidated subsidiaries	-	-	-	527	-	527

Deficit:
Community Health Systems, Inc. stockholders’ deficit:
Common stock	1	-	-	-	-	1
Additional paid-in capital	2,014	(252)	204	234	(186)	2,014
Accumulated other comprehensive loss	(21)	(21)	(4)	(4)	29	(21)
(Accumulated deficit) retained earnings	(2,761)	(416)	336	(876)	956	(2,761)

Total Community Health Systems, Inc. stockholders’ deficit	(767)	(689)	536	(646)	799	(767)
Noncontrolling interests in equity of consolidated subsidiaries	-	-	-	75	-	75

Total deficit	(767)	(689)	536	(571)	799	(692)

Total liabilities and deficit	$94	$35,137	$27,109	$15,106	$(59,996)	$17,450

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2018

	Parent		Other	Non -
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In millions)
Net cash provided by (used in) operating activities	$26	$(58)	$38	$100	$-	$106

Cash flows from investing activities:
Acquisitions of facilities and other related businesses	-	-	(3)	(5)	-	(8)
Purchases of property and equipment	-	-	(119)	(51)	-	(170)
Proceeds from disposition of hospitals and other ancillary operations	-	-	10	1	-	11
Proceeds from sale of property and equipment	-	-	-	3	-	3
Purchases of available-for-sale securities and equity securities	-	-	(11)	(8)	-	(19)
Proceeds from sales of available-for-sale securities and equity securities	-	-	28	6	-	34
Increase in other investments	-	-	(14)	(14)	-	(28)

Net cash used in investing activities	-	-	(109)	(68)	-	(177)

Cash flows from financing activities:
Repurchase of restricted stock shares for payroll tax withholding requirements	(1)	-	-	-	-	(1)
Deferred financing costs and other debt-related costs	-	-	(11)	-	-	(11)
Redemption of noncontrolling investments in joint ventures	-	-	-	(3)	-	(3)
Distributions to noncontrolling investors in joint ventures	-	-	-	(23)	-	(23)
Changes in intercompany balances with affiliates, net	(25)	69	(91)	47	-	-
Borrowings under credit agreements	-	-	10	-	-	10
Proceeds from receivables facility	-	-	-	49	-	49
Repayments of long-term indebtedness	-	(11)	-	(78)	-	(89)

Net cash (used in) provided by financing activities	(26)	58	(92)	(8)	-	(68)

Net change in cash and cash equivalents	-	-	(163)	24	-	(139)
Cash and cash equivalents at beginning of period	-	-	497	66	-	563

Cash and cash equivalents at end of period	$-	$-	$334	$90	$-	$424

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2017

	Parent		Other	Non -
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In millions)
Net cash (used in) provided by operating activities	$-	$(124)	$234	$132	$-	$242

Cash flows from investing activities:
Acquisitions of facilities and other related businesses	-	-	(1)	(1)	-	(2)
Purchases of property and equipment	-	-	(93)	(53)	-	(146)
Purchases of available-for-sale securities and equity securities	-	-	(8)	(4)	-	(12)
Proceeds from sales of available-for-sale securities and equity securities	-	-	20	6	-	26
Increase in other investments	-	-	(30)	(7)	-	(37)

Net cash used in investing activities	-	-	(112)	(59)	-	(171)

Cash flows from financing activities:
Repurchase of restricted stock shares for payroll tax withholding requirements	(5)	-	-	-	-	(5)
Deferred financing costs and other debt-related costs	-	(40)	-	-	-	(40)
Proceeds from noncontrolling investors in joint ventures	-	-	-	5	-	5
Redemption of noncontrolling investments in joint ventures	-	-	-	(4)	-	(4)
Distributions to noncontrolling investors in joint ventures	-	-	-	(28)	-	(28)
Changes in intercompany balances with affiliates, net	5	157	(132)	(30)	-	-
Borrowings under credit agreements	-	596	12	2	-	610
Issuance of long-term debt	-	2,200	-	-	-	2,200
Proceeds from receivables facility	-	-	-	26	-	26
Repayments of long-term indebtedness	-	(2,789)	(31)	(6)	-	(2,826)

Net cash provided by (used in) financing activities	-	124	(151)	(35)	-	(62)

Net change in cash and cash equivalents	-	-	(29)	38	-	9
Cash and cash equivalents at beginning of period	-	-	174	64	-	238

Cash and cash equivalents at end of period	$-	$-	$145	$102	$-	$247

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

Executive Overview

We are one of the largest publicly traded hospital companies in the United States and a leading operator of general acute care hospitals and outpatient facilities in communities across the country. We provide healthcare services through the hospitals that we own and operate and affiliated businesses in non-urban and selected urban markets throughout the United States. We generate revenues by providing a broad range of general and specialized hospital healthcare services and outpatient services to patients in the communities in which we are located. As of March 31, 2018, we owned or leased 127 hospitals, comprised of 125 general acute care hospitals and two stand-alone rehabilitation or psychiatric hospitals. For the hospitals that we own and operate, we are paid for our services by governmental agencies, private insurers and directly by the patients we serve.

We have been implementing a portfolio rationalization and deleveraging strategy by divesting hospitals and non-hospital businesses that are attractive to strategic and other buyers. Generally, these businesses are not in one of our strategically beneficial service areas, are less complementary to our business strategy and/or have lower operating margins. In connection with our announced divestiture initiative, we have received offers from strategic buyers to buy certain of our assets. After considering these offers, we have divested or may divest hospitals and non-hospital businesses when we find such offers to be attractive and in line with our operating strategy.

Completed Divestiture and Acquisition Activity

We completed no hospital divestitures during the three months ended March 31, 2018. The following table provides a summary of hospitals included in continuing operations that we divested during the year ended December 31, 2017:

Hospital	Buyer	City, State	Licensed Beds	Effective Date
Easton Hospital	Steward Health, Inc.	Easton, PA	196	May 1, 2017
Sharon Regional Health System	Steward Health, Inc.	Sharon, PA	258	May 1, 2017
Northside Medical Center	Steward Health, Inc.	Youngstown, OH	355	May 1, 2017
Trumbull Memorial Hospital	Steward Health, Inc.	Warren, OH	311	May 1, 2017
Hillside Rehabilitation Hospital	Steward Health, Inc.	Warren, OH	69	May 1, 2017
Wuesthoff Health System – Rockledge	Steward Health, Inc.	Rockledge, FL	298	May 1, 2017
Wuesthoff Health System – Melbourne	Steward Health, Inc.	Melbourne, FL	119	May 1, 2017
Sebastian River Medical Center	Steward Health, Inc.	Sebastian, FL	154	May 1, 2017
Stringfellow Memorial Hospital	The Health Care Authority of the City of Anniston	Anniston, AL	125	May 1, 2017
Merit Health Gilmore Memorial	Curae Health, Inc.	Amory, MS	95	May 1, 2017
Merit Health Batesville	Curae Health, Inc.	Batesville, MS	112	May 1, 2017
Lake Area Medical Center	CHRISTUS Health	Lake Charles, LA	88	June 30, 2017
Memorial Hospital of York	PinnacleHealth System	York, PA	100	July 1, 2017
Lancaster Regional Medical Center	PinnacleHealth System	Lancaster, PA	214	July 1, 2017
Heart of Lancaster Regional Medical Center	PinnacleHealth System	Lititz, PA	148	July 1, 2017
Carlisle Regional Medical Center	PinnacleHealth System	Carlisle, PA	165	July 1, 2017
Tomball Regional Medical Center	HCA Holdings, Inc., or HCA	Tomball, TX	350	July 1, 2017
South Texas Regional Medical Center	HCA	Jourdanton, TX	67	July 1, 2017
Deaconess Hospital	MultiCare Health System	Spokane, WA	388	July 1, 2017
Valley Hospital	MultiCare Health System	Spokane Valley, WA	123	July 1, 2017
Yakima Regional Medical and Cardiac Center	Regional Health	Yakima, WA	214	September 1, 2017
Toppenish Community Hospital	Regional Health	Toppenish, WA	63	September 1, 2017
Weatherford Regional Medical Center	HCA	Weatherford, TX	103	October 1, 2017
Brandywine Hospital	Reading Health System	Coatesville, PA	169	October 1, 2017
Chestnut Hill Hospital	Reading Health System	Philadelphia, PA	148	October 1, 2017
Jennersville Hospital	Reading Health System	West Grove, PA	63	October 1, 2017
Phoenixville Hospital	Reading Health System	Phoenixville, PA	151	October 1, 2017
Pottstown Memorial Medical Center	Reading Health System	Pottstown, PA	232	October 1, 2017
Highlands Regional Medical Center	HCA	Sebring, FL	126	November 1, 2017
Merit Health Northwest Mississippi	Curae Health, Inc.	Clarksdale, MS	181	November 1, 2017

On January 31, 2018, we signed a definitive agreement for the sale of Tennova Healthcare – Jamestown (85 licensed beds) in Jamestown, Tennessee, and its associated assets to subsidiaries of Rennova Health, Inc.

On February 14, 2018, we signed a definitive agreement for the sale of Byrd Regional Hospital (60 licensed beds) in Leesville, Louisiana, and its associated assets to subsidiaries of Allegiance Health Management.

Effective April 1, 2018, we sold Bayfront Health Dade City (120 licensed beds) in Dade City, Florida, and its associated assets to subsidiaries of Adventist Health System for approximately $9 million in cash, which was received at the preliminary closing on March 30, 2018.

On April 18, 2018, we signed a definitive agreement for the sale of Munroe Regional Medical Center (421 licensed beds) in Ocala, Florida, and its associated assets to subsidiaries of Adventist Health System.

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

In addition to the divestiture of these 30 hospitals in 2017, we continue to receive interest from potential buyers for certain of our hospitals. We are pursuing these interests for sale transactions involving hospitals which, together with the hospitals that are currently subject to definitive agreements and the hospital that was divested effective April 1, 2018, had a combined total of approximately $2.0 billion in annual net operating revenues and combined mid-single digit Adjusted EBITDA margins during 2017. These sale transactions are currently in various stages of negotiation with potential buyers. There can be no assurance that these potential divestitures (or the potential divestitures currently subject to definitive agreements) will be completed, or if they are completed, the ultimate timing of the completion of these divestitures.

There may be changes from time to time in the composition of the particular hospitals in respect of which we are pursuing potential divestitures as the result of various factors, including changes in any potential buyer or the negotiations with respect to the potential sale of any such hospital. The potential divestitures noted above, as well as the divestitures that were completed in 2017 and the divestitures that are currently subject to definitive agreements and/or that have been completed in 2018 to date, are intended to further implement our portfolio rationalization and deleveraging strategy as described above. When consistent with this strategy, we intend to continue to evaluate offers from potential buyers for additional divestitures in order to optimize our hospital asset portfolio.

Operating results and statistical data for the three months ended March 31, 2017, exclude hospitals still owned and hospitals divested during the three months ended March 31, 2017, that were previously classified as discontinued operations for accounting purposes.

During the three months ended March 31, 2018, we paid approximately $8 million to acquire the operating assets and related businesses of certain physician practices, clinics and other ancillary businesses that operate within the communities served by our hospitals.

Overview of Operating Results

Our net operating revenues for the three months ended March 31, 2018 decreased $797 million to approximately $3.7 billion compared to approximately $4.5 billion for the three months ended March 31, 2017. On a same-store basis, net operating revenues for the three months ended March 31, 2018 increased $57 million.

We had a loss from continuing operations of $6 million during the three months ended March 31, 2018, compared to a loss from continuing operations of $176 million for the three months ended March 31, 2017. Loss from continuing operations for the three months ended March 31, 2018 included the following:

•	an after-tax charge of $4 million for government and other legal settlements, net of related legal expenses,

•	an after-tax charge of $27 million for the impairment of goodwill and long-lived assets of hospitals sold or held for sale based on their estimated fair values,

•	an after-tax charge of $1 million for employee termination benefits and other restructuring costs,

•	an after-tax charge of $3 million for loss from early extinguishment of debt, and

•	an after-tax charge of $4 million from fair value adjustments on the CVR agreement liability accounted for at fair value related to the HMA legal proceedings, and related legal expenses.

Loss from continuing operations for the three months ended March 31, 2017 included the following:

•	after-tax income of $26 million for government and other legal settlements, net of related legal expenses, primarily as a result of the previously announced settlement of the shareholder derivative action in January 2017,

•	an after-tax charge of $214 million for the impairment of goodwill and long-lived assets of hospitals sold or held for sale based on their estimated fair values,

•	an after-tax charge of $13 million for loss from early extinguishment of debt, and

•	an after-tax charge of $5 million from fair value adjustments on the CVR agreement liability accounted for at fair value related to the HMA legal proceedings, and related legal expenses.

Consolidated inpatient admissions for the three months ended March 31, 2018, decreased 19.6%, compared to the three months ended March 31, 2017, and consolidated adjusted admissions for the three months ended March 31, 2018, decreased 20.8%, compared to the three months ended March 31, 2017. Same-store inpatient admissions for the three months ended March 31, 2018, decreased 2.4%, compared to the three months ended March 31, 2017, and same-store adjusted admissions for the three months ended March 31, 2018, decreased 1.9%, compared to the three months ended March 31, 2017.

Self-pay revenues represented approximately 2.2% and 3.1% of net operating revenues for the three months ended March 31, 2018 and 2017, respectively. The amount of foregone revenue related to providing charity care services as a percentage of net operating revenues was approximately 3.1% and 2.6% for the three months ended March 31, 2018 and 2017, respectively. Direct and indirect costs incurred in providing charity care services as a percentage of net operating revenues was approximately 0.4% and 0.3% for the three months ended March 31, 2018 and 2017, respectively.

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

However, the future of the Affordable Care Act is uncertain. The current Presidential administration and certain members of Congress have stated their intent to repeal or make significant changes to the Affordable Care Act, its implementation or its interpretation. For example, as part of the tax reform legislation which was enacted in December 2017, Congress eliminated the financial penalty associated with the individual mandate, effective January 1, 2019, which may result in fewer individuals electing to purchase health insurance. In addition, the President signed an executive order directing agencies to relax limits on certain health plans, potentially permitting the sale of short-term health insurance plans and coverage that does not meet the Affordable Care Act’s minimum requirements. Of critical importance to us will be the potential impact of any changes specific to the Medicaid funding and expansion provisions of the Affordable Care Act. We operate hospitals in five of the ten states that experienced the largest reductions in uninsured rates among adult residents between 2013 and 2015. In general, the states with the greatest reductions in the number of uninsured adult residents have expanded Medicaid. A number of states have opted out of the Medicaid coverage expansion provisions, but could ultimately decide to expand their programs at a later date. Of the 20 states in which we operated hospitals that were included in continuing operations as of March 31, 2018, nine states have taken action to expand their Medicaid programs. At this time, the other 11 states have not, including Florida, Alabama, Tennessee and Texas, where we operated a significant number of hospitals as of March 31, 2018. Some states use, or have applied to use, waivers granted by CMS to implement expansion, impose different eligibility or enrollment restrictions, or otherwise implement programs that vary from federal standards. CMS administrators have indicated that they are increasing state flexibility in the administration of Medicaid programs. For example, CMS has granted a limited number of state applications for waivers that allow a state to condition Medicaid enrollment on work or other community engagement. Several states have similar applications pending.

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

As a result of our current levels of cash, available borrowing capacity, long-term outlook on our debt repayments, the refinancing of our term loans and our continued projection of our ability to generate cash flows, we anticipate that we will be able to invest the necessary capital in our business over the next twelve months. We believe there continues to be ample opportunity for growth in substantially all of our markets by decreasing the need for patients to travel outside their communities for healthcare services through the provision of services at our facilities. Furthermore, we will continue to strive to improve operating efficiencies and procedures in order to improve our profitability at our hospitals.

Sources of Revenue

The following table presents the approximate percentages of net operating revenues by payor source for the periods indicated. The data for the periods presented are not strictly comparable due to the effect that hospital acquisitions and divestitures have had on these statistics.

	Three Months Ended
	March 31,
	2018	2017

Medicare	28.0%	27.5%
Medicaid	12.4	13.1
Managed Care and other third-party payors	57.4	56.3
Self-pay	2.2	3.1

Total	100.0%	100.0%

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

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-based reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for the treatment of patients covered by Medicare, Medicaid and non-governmental payors are generally less than the standard billing rates. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues and net loss by an insignificant amount in each of the three-month periods ended March 31, 2018 and 2017.

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

The following tables summarize, for the periods indicated, selected operating data.

	Three Months Ended March 31,
	2018	2017
Operating results, as a percentage of net operating revenues:
Net operating revenues	100.0%	100.0%
Operating expenses (a)	(88.6)	(87.5)
Depreciation and amortization	(4.9)	(5.3)
Impairment and (gain) loss on sale of businesses, net	(0.8)	(5.6)

Income from operations	5.7	1.6
Interest expense, net	(6.2)	(5.1)
Loss from early extinguishment of debt	(0.1)	(0.5)
Equity in earnings of unconsolidated affiliates	0.2	0.1

Loss from continuing operations before income taxes	(0.4)	(3.9)
Benefit from income taxes	0.2	-

Loss from continuing operations	(0.2)	(3.9)
Loss from discontinued operations, net of taxes	-	-

Net loss	(0.2)	(3.9)
Less: Net income attributable to noncontrolling interests	(0.5)	(0.5)

Net loss attributable to Community Health Systems, Inc. stockholders	(0.7)%	(4.4)%

	Three Months Ended March 31,
	2018	2017
Percentage (decrease) increase from prior year:
Net operating revenues	(17.8)%	(10.3)%
Admissions	(19.6)	(11.5)
Adjusted admissions (b)	(20.8)	(12.5)
Average length of stay	-	2.2
Net loss attributable to Community Health Systems, Inc. (c)	87.4	(1,909.1)
Same-store percentage increase (decrease) from prior year (d):
Net operating revenues	1.6%	0.7%
Admissions	(2.4)	(1.5)
Adjusted admissions (b)	(1.9)	(1.4)

(a)	Operating expenses include salaries and benefits, supplies, other operating expenses, government and other legal settlements and related costs, electronic health records incentive reimbursement and rent.
(b)	Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by multiplying admissions by gross patient revenues and then dividing that number by gross inpatient revenues.
(c)	Includes loss from discontinued operations.
(d)	Includes acquired hospitals to the extent we operated them in both periods and excludes our hospitals that have previously been classified as discontinued operations for accounting purposes. In addition, also excludes information for the hospitals sold or closed during 2017.

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Net operating revenues decreased by 17.8% to approximately $3.7 billion for the three months ended March 31, 2018, from approximately $4.5 billion for the three months ended March 31, 2017. Net operating revenues from same-store hospitals increased $57 million or 1.6% during the three months ended March 31, 2018, as compared to the three months ended March 31, 2017. The increase in same-store net operating revenues was attributable to improved pricing due to higher acuity, offset by a decline in inpatient admissions and adjusted admissions. Non-same-store net operating revenues decreased $854 million during the three months ended March 31, 2018, in comparison to the prior year period, with the decrease attributable primarily to the divestiture of 30 hospitals during 2017. On a consolidated basis, inpatient admissions decreased by 19.6% and adjusted admissions decreased by 20.8% during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. On a same-store basis, net operating revenues per adjusted admission increased 3.5%, while inpatient admissions decreased by 2.4% and adjusted admissions decreased by 1.9% for the three months ended March 31, 2018, compared to the three months ended March 31, 2017.

Operating expenses, as a percentage of net operating revenues, decreased from 98.4% during the three months ended March 31, 2017 to 94.3% during the three months ended March 31, 2018. Operating expenses, excluding depreciation and amortization and impairment and (gain) loss on sale of businesses, as a percentage of net operating revenues, increased from 87.5% for the three months ended March 31, 2017 to 88.6% for the three months ended March 31, 2018. Salaries and benefits, as a percentage of net operating revenues, decreased from 45.9% for the three months ended March 31, 2017 to 44.7% for the three months ended March 31, 2018. This decrease in salaries and benefits, as a percentage of net operating revenues, was primarily due to improved staffing and benefit expense management. Supplies, as a percentage of net operating revenues, remained consistent at 16.7% for both the three-month periods ended March 31, 2018 and 2017. Other operating expenses, as a percentage of net operating revenues, increased from 23.5% for the three months ended March 31, 2017 to 24.7% for the three months ended March 31, 2018, primarily as a result of higher medical specialist fees, an increase in purchased services and higher information systems expense. Government and other legal settlements and related costs, as a percentage of net operating revenues, increased from income of (0.9)% for the three months ended March 31, 2017 to expense of 0.1% for the three months ended March 31, 2018 primarily as a result of the gain recorded from the settlement of the shareholder derivative action in January 2017. Rent, as a percentage of net operating revenues, remained consistent at 2.4% for both the three-month periods ended March 31, 2018 and 2017.

Depreciation and amortization, as a percentage of net operating revenues, decreased from 5.3% for the three months ended March 31, 2017 to 4.9% for the three months ended March 31, 2018, primarily due to ceasing depreciation on property and equipment at hospitals sold or held for sale.

Impairment and (gain) loss on sale of businesses was $28 million for the three months ended March 31, 2018, compared to $250 million for the three months ended March 31, 2017. Impairment of goodwill and long-lived assets for the three months ended March 31, 2018 included impairment of approximately $28 million related to impairment of the long-lived assets and reporting unit goodwill allocated to hospitals classified as held for sale during the three months ended March 31, 2018. Impairment of goodwill and long-lived assets for the three months ended March 31, 2017 included impairment of approximately $250 million related to the impairment of the long-lived assets and reporting unit goodwill allocated to hospitals classified as held for sale during the three months ended March 31, 2017.

Interest expense, net, decreased by $1 million to $228 million for the three months ended March 31, 2018 compared to $229 million for the three months ended March 31, 2017, primarily due to a decrease in our average outstanding debt during the three months ended March 31, 2018, which resulted in a decrease in interest expense of $23 million. Additionally, a decrease in interest expense of $1 million for the three months ended March 31, 2018 is a result of more interest being capitalized as compared to the same period in 2017 because of an increase in major construction projects during the three months ended March 31, 2018. These decreases were partially offset by an increase in interest rates during the three months ended March 31, 2018, compared to the same period in 2017, which resulted in an increase in interest expense of $23 million.

Loss from early extinguishment of debt of $4 million was recognized during the three months ended March 31, 2018. Loss from early extinguishment of debt of $21 million was recognized during the three months ended March 31, 2017. The loss from early extinguishment of debt resulted from the repayment of certain outstanding notes and term loans under the Credit Facility as discussed further in Capital Resources.

Equity in earnings of unconsolidated affiliates, as a percentage of net operating revenues, increased from 0.1% for the three months ended March 31, 2017 to 0.2% for the three months ended March 31, 2018.

The net results of the above-mentioned changes resulted in loss from continuing operations before income taxes decreasing $163 million from loss of $176 million for the three months ended March 31, 2017 to loss of $13 million for the three months ended March 31, 2018.

The provision for income taxes on loss from continuing operations decreased from less than $1 million for the three months ended March 31, 2017 to a benefit from income taxes of $7 million for the three months ended March 31, 2018, primarily due to the release of a state valuation allowance of approximately $15 million as a result of an enacted tax law change partially offset by approximately $4 million of tax expense recognized on the tax deficiency from stock compensation expense for restricted stock vesting during the three months ended March 31, 2018. Our effective tax rates were 53.8% and less than 0.1% for the three months ended March 31, 2018 and 2017, respectively. The increase in our effective tax rate for the three months ended March 31, 2018, when compared to the three months ended March 31, 2017, was primarily due to the discrete items noted above, as well as the reduction in the amount of non-deductible goodwill written off as part of the impairment and gain (loss) on sale of businesses for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, and a disproportionate increase in income from continuing operations before income taxes when compared to the decrease in net income attributable to noncontrolling interest for those same periods, which is not tax affected in our condensed consolidated financial statements.

Loss from continuing operations, as a percentage of net operating revenues, decreased from (3.9)% for the three months ended March 31, 2017 to (0.2)% for the three months ended March 31, 2018.

No discontinued operations were reported for the three months ended March 31, 2018. Discontinued operations include the results of operations of certain hospitals owned or leased by us as of March 31, 2017, which were classified as being held for sale or sold. The operation of these hospitals resulted in a loss, net of taxes, of $1 million for the three months ended March 31, 2017.

Net loss, as a percentage of net operating revenues, decreased from (3.9)% for the three months ended March 31, 2017 to (0.2)% for the three months ended March 31, 2018.

Net income attributable to noncontrolling interests, as a percentage of net operating revenues, remained consistent at 0.5% for both the three-month periods ended March 31, 2017 and 2018.

Net loss attributable to Community Health Systems, Inc. was $25 million for the three months ended March 31, 2018, compared to $199 million for the three months ended March 31, 2017.

Liquidity and Capital Resources

Net cash provided by operating activities decreased $136 million, from approximately $242 million for the three months ended March 31, 2017, to approximately $106 million for the three months ended March 31, 2018. The decrease in cash provided by operating activities was primarily the result of a decline in cash flow from patient accounts receivable collections and net cash paid related to government settlements and related legal costs, as well as the loss of cash flow contributed from previously divested hospitals and a decrease in cash received from HITECH incentive reimbursement. Such decreases were offset by improvements in cash flow from supplies, prepaid expenses and other current assets and lower malpractice claim payments compared to the same period in 2017. Total cash paid for interest during the three months ended March 31, 2018 decreased to approximately $212 million compared to $279 million for the three months ended March 31, 2017, which is primarily related to the decrease in the average outstanding debt balance. Cash paid for income taxes, net of refunds received, resulted in a net refund of less than $1 million for the three months ended March 31, 2018, compared to less than $1 million paid for income taxes for the three months ended March 31, 2017.

Net cash used in investing activities increased $6 million, from approximately $171 million for the three months ended March 31, 2017 to approximately $177 million for the three months ended March 31, 2018. The increase in cash used in investing activities was primarily due to an increase in the cash used in the purchase of property and equipment of $24 million and an increase of $6 million in the cash used in the acquisition of facilities and other related equipment (for physician practices, clinics and other ancillary businesses as there were no hospital acquisitions during either the three months ended March 31, 2018 or 2017). These increases in cash outflows were offset by an increase in proceeds from the disposition of hospitals and other ancillary operations of $11 million, an increase in the proceeds from the sale of property and equipment of $3 million, an increase in cash provided by the net impact of the purchases and sales of available-for-sale securities and equity securities of $1 million and a decrease in cash used for other investments (primarily from internal-use software expenditures and physician recruiting costs) of $9 million for the three months ended March 31, 2018 compared to the same period in 2017.

Our net cash used in financing activities was $68 million for the three months ended March 31, 2018, compared to $62 million for the three months ended March 31, 2017, an increase of approximately $6 million. The increase in cash used in financing activities, in comparison to the prior year period, is primarily due to the net effect of our debt repayment, refinancing activity, and cash paid for deferred financing costs and other debt-related costs.

There have been no material changes outside of the ordinary course of business to our upcoming cash obligations during the three months ended March 31, 2018 from those disclosed in our 2017 Form 10-K, other than arising from the Fourth Amendment and Restatement Agreement to the Credit Facility (as discussed further in Capital Resources below).

Capital Expenditures

Cash expenditures for purchases of facilities and other related businesses were $8 million for the three months ended March 31, 2018, compared to $2 million for the three months ended March 31, 2017. Our expenditures for the three months ended March 31, 2018 and 2017 were related to the purchase of physician practices and other ancillary services.

Excluding the cost to construct replacement hospitals, our cash expenditures for routine capital for the three months ended March 31, 2018 totaled $170 million compared to $141 million for the three months ended March 31, 2017. These capital expenditures related primarily to the purchase of additional equipment, minor renovations and information systems infrastructure. Costs to construct replacement hospitals totaled less than $1 million for the three months ended March 31, 2018, compared to $5 million for the three months ended March 31, 2017. The costs to construct replacement hospitals for the three months ended March 31, 2018 represent both planning and construction costs for the replacement facility at La Porte, Indiana. The costs to construct replacement hospitals for the three months ended March 31, 2017 represent both planning and construction costs for the replacement hospital in York, Pennsylvania. In conjunction with the sale of Memorial Hospital of York on July 1, 2017, we no longer have any planned costs to construct this replacement hospital.

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

Capital Resources

Net working capital was approximately $1.7 billion at both March 31, 2018 and December 31, 2017. Net working capital increased by approximately $18 million between December 31, 2017 and March 31, 2018. This increase is primarily due to the increase in estimated accounts receivable and the decrease in accounts payable during the three months ended March 31, 2018.

We have senior secured financing under a credit facility with a syndicate of financial institutions led by Credit Suisse, as administrative agent and collateral agent, which at December 31, 2017 included (i) a revolving credit facility with commitments through January 27, 2019 of approximately $929 million, of which a $739 million portion represented extended commitments maturing January 27, 2021, or the Revolving Facility, (ii) a Term G facility due 2019, or the Term G Facility, and (iii) a Term H facility due 2021, or the Term H Facility. The Revolving Facility includes a subfacility for letters of credit.

As of March 31, 2018, the availability for additional borrowings under the Credit Facility, subject to certain limitations as set forth in the Credit Facility, was approximately $650 million pursuant to the Revolving Facility (which would be reduced to $425 million upon the effectiveness of the contemplated ABL Facility as described below), of which $57 million is in the form of outstanding letters of credit. CHS has the ability to amend the Credit Facility to provide for one or more tranches of term loans or increases in the Revolving Facility in an aggregate principal amount of up to $500 million. As of March 31, 2018, the weighted-average interest rate under the Credit Facility, excluding swaps, was 5.6%.

The loans under the Credit Facility bear interest on the outstanding unpaid principal amount at a rate equal to an applicable percentage plus, at our option, either (a) an Alternate Base Rate (as defined) determined by reference to the greater of (1) the Prime Rate (as defined) announced by Credit Suisse or (2) the NYFRB Rate (as defined) plus 0.50% or (3) the adjusted LIBOR rate on such day for a three-month interest period commencing on the second business day after such day plus 1% or (b) LIBOR. In addition, the margin in respect of the Revolving Facility will be subject to adjustment determined by reference to a leverage-based pricing grid. Loans in respect of the Revolving Facility currently accrue interest at a rate per annum equal to LIBOR plus 2.50%, in the case of LIBOR borrowings, and Alternate Base Rate plus 1.50%, in the case of Alternate Base Rate borrowings. Prior to the Credit Facility amendment discussed below, the Term G Loan and Term H Loan accrued interest at a rate per annum equal to LIBOR plus 2.75% and 3.00%, respectively, in the case of LIBOR borrowings, and Alternate Base Rate plus 1.75% and 2.00%, respectively, in the case of Alternate Base Rate borrowings. The Term G Loan and the Term H Loan are subject to a 1.00% LIBOR floor and a 2.00% Alternate Base Rate floor.

Under the Term H Facility, we are required to make amortization payments in aggregate amounts equal to 1% of the original principal amount of the Term H Facility each year. As of December 31, 2016, no additional amortization payments were required to be made under the Term G Facility.

The term loan facility must be prepaid in an amount equal to (1) 100% of the net cash proceeds of certain asset sales and dispositions by us and our subsidiaries, subject to certain exceptions and reinvestment rights (as further described below), (2) 100% of the net cash proceeds of issuances of certain debt obligations or receivables-based financing by us and our subsidiaries, subject to certain exceptions, and (3) 75%, subject to reduction to a lower percentage based on our first lien net leverage ratio (as defined in the Credit Facility generally as the ratio of first lien net debt on the date of determination to our consolidated EBITDA, as defined, for the four quarters most recently ended prior to such date), of excess cash flow (as defined) for any year, subject to certain exceptions. Voluntary prepayments and commitment reductions are permitted in whole or in part, without any premium or penalty, subject to minimum prepayment or reduction requirements.

The borrower under the Credit Facility is our wholly-owned subsidiary CHS/Community Health Systems, Inc., or CHS. All of our obligations under the Credit Facility are unconditionally guaranteed by Community Health Systems, Inc. and certain of its existing and subsequently acquired or organized domestic subsidiaries. All obligations under the Credit Facility and the related guarantees are secured by a perfected first priority lien or security interest in substantially all of the assets of Community Health Systems, Inc., CHS and each subsidiary guarantor, including equity interests held by us or any subsidiary guarantor, but excluding, among others, the equity interests of non-significant subsidiaries, syndication subsidiaries, securitization subsidiaries and joint venture subsidiaries. Such assets constitute substantially the same assets, subject to certain exceptions, that secure CHS’ obligations under its outstanding senior secured notes.

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

The Credit Facility contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting our and our subsidiaries’ ability, subject to certain exceptions, to, among other things, (1) declare dividends, make distributions or redeem or repurchase capital stock, (2) prepay, redeem or repurchase other debt, (3) incur liens or grant negative pledges, (4) make loans and investments and enter into acquisitions and joint ventures, (5) incur additional indebtedness or provide certain guarantees, (6) make capital expenditures, (7) engage in mergers, acquisitions and asset sales, (8) conduct transactions with affiliates, (9) alter the nature of our businesses, (10) grant certain guarantees with respect to physician practices, (11) engage in sale and leaseback transactions or (12) change our fiscal year. We and our subsidiaries are also required to comply with specified financial covenants (consisting of a maximum first lien net debt to consolidated EBITDA leverage ratio) and various affirmative covenants. Under the Credit Facility, the first lien net debt to consolidated EBITDA leverage ratio is calculated as the ratio of total first lien debt, less unrestricted cash and cash equivalents, to consolidated EBITDA, as defined in the Credit Facility. The calculation of consolidated EBITDA as defined in the Credit Facility is a trailing 12-month calculation that begins with net income attributable to us, with certain pro forma adjustments to consider the impact of material acquisitions or divestitures, and adjustments for interest, taxes, depreciation and amortization, net income attributable to noncontrolling interests, stock compensation expense, restructuring costs, and the financial impact of other non-cash or non-recurring items recorded during any such 12-month period. For the 12-month period ended March 31, 2018, the first lien net debt to consolidated EBITDA leverage ratio financial covenant under the Credit Facility limited the ratio of first lien net debt to consolidated EBITDA, as defined, to less than or equal to 5.25 to 1.00. We were in compliance with all such covenants at March 31, 2018, with a first lien net debt to consolidated EBITDA leverage ratio of approximately 4.47 to 1.00.

Events of default under the Credit Facility include, but are not limited to, (1) our failure to pay principal, interest, fees or other amounts under the credit agreement when due (taking into account any applicable grace period), (2) any representation or warranty proving to have been materially incorrect when made, (3) covenant defaults subject, with respect to certain covenants, to an available cure, (4) bankruptcy and insolvency events, (5) a cross default to certain other debt, (6) certain undischarged judgments (not paid within an applicable grace period), (7) a change of control (as defined), (8) certain ERISA-related defaults and (9) the invalidity or impairment of specified security interests, guarantees or subordination provisions in favor of the administrative agent or lenders under the Credit Facility.

On February 26, 2018, the Credit Facility was amended, with requisite revolving lender approval, to remove the consolidated EBITDA to interest expense ratio financial covenant, to replace the senior secured net debt to consolidated EBITDA ratio financial covenant with a first lien net debt to consolidated EBITDA ratio financial covenant, and to reduce the extended revolving credit commitments to $650 million (for a total of $840 million in revolving credit commitments when combined with the non-extended portion of the revolving credit facility). The new financial covenant provides for a maximum first lien net debt to consolidated EBITDA ratio of 5.25 to 1.0, reducing to 5.0 to 1.0 on July 1, 2018, 4.75 to 1.0 on January 1, 2019, 4.5 to 1.0 on January 1, 2020 and 4.25 to 1.0 on July 1, 2020. In addition, we agreed pursuant to the amendment to modify its ability to retain asset sale proceeds, and instead to apply them to prepayments of term loans based on pro forma first lien leverage. To the extent the pro forma ratio of first lien net debt to consolidated EBITDA is greater than or equal to 4.5 to 1.0, 100% of net cash proceeds of asset sales will be applied to prepay term loans; to the extent the first lien leverage ratio is less than 4.5 to 1.0 but greater than or equal to 4.0 to 1.0, 50% of such proceeds will be applied to prepay term loans; and to the extent the pro forma first lien leverage ratio is less than 4.0 to 1.0, there will be no requirement to prepay term loans with such proceeds. These ratios will be determined on a pro forma basis giving appropriate effect to the relevant asset sales and corresponding prepayments of term loans.

On March 23, 2018, we and CHS, entered into the Fourth Amendment and Restatement Agreement to the Credit Facility, or the Agreement. In addition to including the changes described in the paragraph above, the Agreement amended the Credit Facility to permit CHS to incur debt under either an Asset-Based Loan facility, or ABL, in an amount up to $1.0 billion or maintain its Asset-Backed Securitization program. The Revolving Facility would be reduced to $425 million upon the effectiveness of the contemplated ABL facility. The Agreement also reduced the availability for incremental tranches of term loans or increases in the Revolving Facility to $500 million and removed the secured net leverage incurrence test with respect to junior secured debt. Term G Loans will accrue interest at a rate per annum initially equal to LIBOR plus 3.00%, in the case of LIBOR borrowings, and Alternate Base Rate plus 2.00%, in the case of Alternate Base Rate borrowing. Term H Loans will accrue interest at a rate per annum initially equal to LIBOR plus 3.25%, in the case of LIBOR borrowings, and Alternate Base Rate plus 2.25%, in the case of Alternate Base Rate borrowing.

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

Prior to the effectiveness of the ABL described below, CHS, through certain of its subsidiaries, participated in an accounts receivable loan agreement, or the Receivables Facility, with a group of lenders and banks, Credit Agricolé Corporate and Investment Bank, as a managing agent and as the administrative agent. Patient-related accounts receivable, or the Receivables, for certain affiliated hospitals served as collateral for the outstanding borrowings under the Receivables Facility. The interest rate on the borrowings was based on the commercial paper rate plus an applicable interest rate spread. The Receivables Facility was scheduled to expire on November 13, 2019. The outstanding borrowings pursuant to the Receivables Facility at March 31, 2018 totaled $538 million on the condensed consolidated balance sheet. At March 31, 2018, the carrying amount of Receivables included in the Receivables Facility totaled approximately $1.6 billion and is included in patient accounts receivable on the condensed consolidated balance sheet.

On April 3, 2018, we and CHS entered into an asset-based loan (ABL) credit agreement, or the ABL Credit Agreement, with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders and other agents party thereto. Pursuant to the ABL Credit Agreement, the lenders have extended to CHS a revolving asset-based loan facility, or the ABL Facility, in the maximum aggregate principal amount of $1.0 billion, subject to borrowing base capacity. The ABL Facility includes borrowing capacity available for letters of credit of $50 million. CHS and all domestic subsidiaries of the CHS that guarantee the CHS’ other outstanding senior and senior secured indebtedness guarantee the obligations of CHS under the ABL Facility. Subject to certain exceptions, all obligations under the ABL Facility and the related guarantees are secured by a perfected first-priority security interest in substantially all of the Receivables, deposit, collection and other accounts and contract rights, books, records and other instruments related to the foregoing of the Company, CHS and the guarantors as well as a perfected junior-priority security interest in substantially all of the other assets of the Company, CHS and the guarantors, subject to customary exceptions and intercreditor arrangements. The revolving credit commitments under the Credit Facility were reduced to $425 million upon the effectiveness of the ABL facility. In connection with entering into the ABL Credit Agreement and the ABL Facility, we repaid in full and terminated our Receivables Facility.

Borrowings under the ABL Facility bear interest at a rate per annum equal to an applicable percentage, plus, at the Borrower’s option, either (a) an Alternative base rate or (b) a LIBOR rate. From and after the end of the second full fiscal quarter after the closing of the ABL Facility, the applicable percentage under the ABL Facility will be determined based on excess availability as a percentage of the maximum commitment amount under the ABL facility at a rate per annum of 1.25%, 1.50% and 1.75% for loans based on the Alternative base rate and 2.25%, 2.50% and 2.75% for loans based on the LIBOR rate. From and after the end of the first full fiscal quarter after the closing of the ABL Facility, the applicable commitment fee rate under the ABL Facility will be determined based on average utilization as a percentage of the maximum commitment amount under the ABL Facility at a rate per annum of either 0.50% or 0.625% times the unused portion of the ABL facility.

Principal amounts outstanding under the ABL Facility will be due and payable in full on April 3, 2023. The ABL Facility includes a 91-day springing maturity applicable if more than $250 million in the aggregate principal amount of the Borrower’s 8% senior notes due 2019, Term G loans due 2019, 7.125% senior notes due 2020, Term H loans due 2021, 5.125% senior secured notes due 2021,

6.875% senior notes due 2022 or 6.25% senior secured notes due 2023 or refinancings thereof are scheduled to mature or similarly become due on a date prior to April 3, 2023.

The ABL Facility contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting our ability, subject to certain exceptions, to, among other things (1) declare dividends, make distributions or redeem or repurchase capital stock, (2) prepay, redeem or repurchase other debt, (3) incur liens or grant negative pledges, (4) make loans and investments and enter into acquisitions and joint ventures, (5) incur additional indebtedness or provide certain guarantees, (6) engage in mergers, acquisitions and asset sales, (7) conduct transactions with affiliates, (8) alter the nature of the Company’s, CHS’ or the guarantors’ businesses, (9) grant certain guarantees with respect to physician practices, (10) engage in sale and leaseback transactions or (11) change our fiscal year. We are also required to comply with a consolidated fixed coverage ratio and various affirmative covenants. The consolidated fixed coverage ratio is calculated as the ratio of (x) consolidated EBITDA (as defined in the ABL Facility) less capital expenditures to (y) the sum of consolidated interest expense (as defined in the ABL Facility), scheduled principal payments, income taxes and restricted payments made in cash or in permitted investments. For purposes of calculating the consolidated fixed charge coverage ratio, the calculation of consolidated EBITDA as defined in the ABL Facility is a trailing 12-month calculation that begins with consolidated net income attributable to Holdings, with certain adjustments for interest, taxes, depreciation and amortization, net income attributable to noncontrolling interests, stock compensation expense, restructuring costs, and the financial impact of other non-cash or non-recurring items recorded during any such 12-month period.

Events of default under the ABL Facility include, but are not limited to, (1) CHS’ failure to pay principal, interest, fees or other amounts under the ABL Credit Agreement when due (taking into account any applicable grace period), (2) any representation or warranty proving to have been materially incorrect when made, (3) covenant defaults subject, with respect to certain covenants, to an available cure and applicable grace periods, (4) bankruptcy and insolvency events, (5) a cross default to certain other debt, (6) certain undischarged judgments (not paid within an applicable grace period), (7) a change of control (as defined), (8) certain ERISA-related defaults and (9) the invalidity or impairment of specified security interests, guarantees or subordination provisions in favor of the ABL Agent or lenders under the ABL Facility.

As of March 31, 2018, we are currently a party to the following interest rate swap agreements to limit the effect of changes in interest rates on approximately 63.3% of our variable rate debt. On each of these swaps, we receive a variable rate of interest based on the three-month LIBOR, in exchange for the payment by us of a fixed rate of interest. See Note 11 in the footnotes to the condensed consolidated financial statements for further information on our interest rate swap agreements.

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

We believe that internally generated cash flows, availability for additional borrowings under our Credit Facility, of approximately $425 million, of which approximately $57 million is in the form of outstanding letters of credit, the availability under our new ABL Facility and our ability to amend the Credit Facility to provide for one or more incremental tranches of term loans and revolving credit commitments in an aggregate principal amount of up to $500 million, in each case subject to certain limitations as set forth in the Credit Facility, as well as our continued access to the capital markets, will be sufficient to finance acquisitions, capital expenditures, working capital requirements, and any equity or debt repurchases or other debt repayments we may elect to make through the next 12 months. In addition, we are currently required to utilize proceeds received from dispositions of assets, subject to certain exceptions, to repay outstanding debt.

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

On May 6, 2015, we filed a universal automatic shelf registration statement on Form S-3ASR that permits us, from time to time, in one or more public offerings, to offer debt securities, common stock, preferred stock, warrants, depositary shares, or any combination of such securities. The shelf registration statement also permits our subsidiary, CHS, to offer debt securities that would be guaranteed by us, from time to time in one or more public offerings. The terms of any such future offerings would be established at the time of the offering. This shelf registration statement on Form S-3ASR will expire on May 6, 2018 (but may be replaced by a new shelf registration statement as we may elect to file).

The ratio of earnings to fixed charges is a measure of our ability to meet our fixed obligations related to our indebtedness. The following table shows the ratio of earnings to fixed charges for the three months ended March 31, 2018:

Three Months Ended March 31, 2018
Ratio of earnings to fixed charges (1)	*

(1)	Fixed charges include interest expensed and capitalized during the year plus an estimate of the interest component of rent expense. There are no shares of preferred stock outstanding. See exhibit 12 filed as part of this Report for the calculation of this ratio.

*	For the three months ended March 31, 2018, earnings were insufficient to cover fixed charges by approximately $15 million.

Off-balance Sheet Arrangements

In the past, we have utilized operating leases as a financing tool for obtaining the operations of specified hospitals without acquiring, through ownership, the related assets of the hospital and without a significant outlay of cash at the front end of the lease. We utilize the same operating strategies to improve operations at those hospitals held under operating leases as we do at those hospitals that we own. We have not entered into any operating leases for hospital operations since December 2000. At March 31, 2018, we operated two hospitals under operating leases that had an immaterial impact on our consolidated operating results. The terms of the two operating leases we currently have in place expire between December 2020 and January 2028, not including lease extension options. If we allow these leases to expire, we would no longer generate revenues nor incur expenses from these hospitals.

Noncontrolling Interests

We have sold noncontrolling interests in certain of our subsidiaries or acquired subsidiaries with existing noncontrolling interest ownership positions. As of March 31, 2018, we have hospitals in 21 of the markets we serve, with noncontrolling physician ownership interests ranging from less than 1% to 40%. In addition, we have ten other hospitals with noncontrolling interests owned by non-profit entities. Redeemable noncontrolling interests in equity of consolidated subsidiaries was $523 million and $527 million as of March 31, 2018 and December 31, 2017, respectively, and noncontrolling interests in equity of consolidated subsidiaries was $74 million and $75 million as of March 31, 2018 and December 31, 2017, respectively. The amount of net income attributable to noncontrolling interests was $19 million and $22 million for the three months ended March 31, 2018 and 2017, respectively. As a result of the change in the Stark Law “whole hospital” exception included in the Affordable Care Act, we are not permitted to introduce physician ownership at any of our hospital facilities that did not have physician ownership at the time of the adoption of the Affordable Care Act, or increase the aggregate percentage of physician ownership in any of our former or existing hospital joint ventures in excess of the aggregate physician ownership level held at the time of the adoption of the Affordable Care Act.

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

Revenue Recognition

Upon our adoption of the new revenue recognition standard in the FASB Accounting Standards Codification Topic 606, or ASC 606, we record net operating revenues at the transaction price estimated to reflect the total consideration due from patients and third-party payors in exchange for providing goods and services in patient care. These services are considered to be a single performance obligation and have a duration of less than one year. Revenues are recorded as these goods and services are provided. The transaction price, which involves significant estimates, is determined based on our standard charges for the goods and services provided, with a reduction recorded for price concessions related to third party contractual arrangements as well as patient discounts and patient price concessions. During the three months ended March 31, 2018, the impact of changes to the inputs used to determine the transaction price was considered immaterial to the current period.

Currently, several states utilize supplemental reimbursement programs for the purpose of providing reimbursement to providers to offset a portion of the cost of providing care to Medicaid and indigent patients. These programs are designed with input from the Centers for Medicare & Medicaid Services and are funded with a combination of state and federal resources, including, in certain instances, fees or taxes levied on the providers. Under these supplemental programs, the Company recognizes revenue and related expenses in the period in which amounts are estimable and collection is reasonably assured. Reimbursement under these programs is reflected in net operating revenues and fees, taxes or other program-related costs are reflected in other operating expenses.

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. Contractual allowances are calculated and recorded through internally-developed data collection and analysis tools to automate the monthly estimation of required contractual allowances. Within this automated system, payors’ historical paid claims data are utilized to calculate the contractual allowances. This data is automatically updated on a monthly basis. All hospital contractual allowance calculations are subjected to monthly review by management to ensure reasonableness and accuracy. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual allowance adjustments, which is one component of the deductions from gross revenues to arrive at net operating revenues (net of contractual allowances and discounts). The process of estimating contractual allowances requires us to estimate the amount expected to be received based on payor contract provisions. The key assumption in this process is the estimated contractual reimbursement percentage, which is based on payor classification, historical paid claims data and, when applicable, application of the expected managed care plan reimbursement based on contract terms.

Due to the complexities involved in these estimates, actual payments we receive could be different from the amounts we estimate and record. If the actual contractual reimbursement percentage under government programs and managed care contracts differed by 1% at March 31, 2018 from our estimated reimbursement percentage, net loss for the three months ended March 31, 2018 would have changed by approximately $90 million, and net accounts receivable at March 31, 2018 would have changed by $115 million. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues and net loss by an insignificant amount for each of the three-month periods ended March 31, 2018 and 2017.

Patient Accounts Receivable

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

We estimate any adjustments to the transaction price for implicit price concessions by reserving a percentage of all self-pay accounts receivable without regard to aging category, based on collection history, adjusted for expected recoveries and any anticipated changes in trends. Our ability to estimate the transaction price and any implicit price concessions is not impacted by not utilizing an aging of our net accounts receivable as we believe that substantially all of the risk exists at the point in time such accounts are identified as self-pay. The percentage used to reserve for all self-pay accounts is based on our collection history. We believe that we collect substantially all of our third-party insured receivables, which include receivables from governmental agencies.

Patient accounts receivable are recorded at net realizable value based on certain assumptions determined by each payor. For third-party payors including Medicare, Medicaid, and Managed Care, the net realizable value is based on the estimated contractual reimbursement percentage, which is based on current contract prices or historical paid claims data by payor. For self-pay accounts receivable, which includes patients who are uninsured and the patient responsibility portion for patients with insurance, the net realizable value is determined using estimates of historical collection experience without regard to aging category. These estimates are adjusted for estimated conversions of patient responsibility portions, expected recoveries and any anticipated changes in trends.

Patient accounts receivable can be impacted by the effectiveness of the Company’s collection efforts. Additionally, significant changes in payor mix, business office operations, economic conditions or trends in federal and state governmental healthcare coverage could affect the net realizable value of accounts receivable. The Company also continually reviews the net realizable value of accounts receivable by monitoring historical cash collections as a percentage of trailing net operating revenues, as well as by analyzing current period net revenue and admissions by payor classification, aged accounts receivable by payor, days revenue outstanding, the composition of self-pay receivables between pure self-pay patients and the patient responsibility portion of third-party insured receivables and the impact of recent acquisitions and dispositions. If the actual collection percentage differed by 1% at March 31, 2018 from our estimated collection percentage as a result of a change in expected recoveries, net loss for the three months ended March 31, 2018 would have changed by $64 million, and net accounts receivable at March 31, 2018 would have changed by $82 million. We also continually review our overall reserve adequacy by monitoring historical cash collections as a percentage of trailing net operating revenues, as well as by analyzing current period net revenue and admissions by payor classification, days revenue outstanding, the composition of self-pay receivables between pure self-pay patients and the patient responsibility portion of third-party insured receivables and the impact of recent acquisitions and dispositions.

Our policy is to write-off gross accounts receivable if the balance is under $10.00 or when such amounts are placed with outside collection agencies. We believe this policy accurately reflects our ongoing collection efforts and is consistent with industry practices. We had approximately $4.2 billion at both March 31, 2018 and December 31, 2017, being pursued by various outside collection agencies. We expect to collect less than 3%, net of estimated collection fees, of the amounts being pursued by outside collection agencies. As these amounts have been written-off, they are not included in our accounts receivable. Collections on amounts previously written-off are recognized as a recovery of net operating revenues when received. However, we take into consideration estimated collections of these future amounts written-off in determining the implicit price concessions used to measure the transaction price for the applicable portfolio of patient accounts receivable.

All of the following information is derived from our hospitals, excluding clinics, unless otherwise noted.

Patient accounts receivable from our hospitals represent approximately 97% of our total consolidated accounts receivable.

Days revenue outstanding, adjusted for the impact of receivables for state Medicaid supplemental payment programs, was 58 days at March 31, 2018 and 56 days at December 31, 2017.

Total gross accounts receivable (prior to allowance for contractual adjustments and implicit price concessions) was approximately $19.2 billion as of March 31, 2018 and approximately $18.6 billion as of December 31, 2017. The approximate percentage of total gross accounts receivable (prior to allowance for contractual adjustments and implicit price concessions) summarized by aging categories is as follows:

As of March 31, 2018

	% of Gross Receivables
Payor	0 - 90 Days	90 - 180 Days	180 - 365 Days	Over 365 Days
Medicare	14%	1%	-%	-%
Medicaid	7%	1%	1%	1%
Managed Care and Other	24%	4%	3%	2%
Self-Pay	9%	7%	14%	12%

As of December 31, 2017

	% of Gross Receivables
Payor	0 - 90 Days	90 - 180 Days	180 - 365 Days	Over 365 Days
Medicare	13%	1%	-%	-%
Medicaid	7%	1%	1%	1%
Managed Care and Other	24%	4%	3%	3%
Self-Pay	8%	7%	15%	12%

The approximate percentage of total gross accounts receivable (prior to allowances for contractual adjustments and implicit price concessions) summarized by payor is as follows:

	March 31,	December 31,
	2018	2017

Insured receivables	57.9%	57.9%
Self-pay receivables	42.1	42.1

Total	100.0%	100.0%

The combined total at our hospitals and clinics for the estimated implicit price concessions for self-pay accounts receivable and allowances for other self-pay discounts and contractuals, as a percentage of gross self-pay receivables, was approximately 90% and 92% at March 31, 2018 and December 31, 2017, respectively. If the receivables that have been written-off, but where collections are still being pursued by outside collection agencies, were included in both the allowances and gross self-pay receivables specified above, the percentage of combined allowances to total self-pay receivables would have been approximately 94% at both March 31, 2018 and December 31, 2017.

Goodwill and Other Intangibles

Goodwill represents the excess of the fair value of the consideration conveyed in the acquisition over the fair value of net assets acquired. Goodwill is evaluated for impairment annually and when an event occurs or circumstances change that, more likely than not, reduce the fair value of the reporting unit below its carrying value. During 2017, we adopted ASU 2017-04, which allows a company to record a goodwill impairment when the reporting units carrying value exceeds the fair value determined in step one. Previously, we performed our annual goodwill evaluation during the fourth quarter as of September 30, 2017, with an updated evaluation as of November 30, 2017 due to the identification of certain impairment indicators. With the elimination of the time-intensive step two calculation to determine the implied value of goodwill, we have considered the additional benefits of performing the annual goodwill evaluation later in the fourth quarter to coincide with the timing of the next fiscal year’s budgeting and financial projection process. Based on these considerations, we have elected to change the annual goodwill impairment measurement date to October 31. The next annual goodwill evaluation will be performed during the fourth quarter of 2018 with an October 31, 2018 measurement date, or sooner if we identify certain indicators of impairment.

At March 31, 2018, we had approximately $4.7 billion of goodwill recorded, all of which resides at our hospital operations reporting unit.

During the three months ended December 31, 2017, in connection with the preparation of the financial statements included in our 2017 Form 10-K, we identified certain indicators of impairment and performed an interim goodwill impairment evaluation as of November 30, 2017. Those indicators were primarily a further decline in our market capitalization and fair value of our long-term debt during November 2017. We performed an estimated calculation of fair value in step one of the impairment test at November 30, 2017, which indicated that the carrying value of our hospital operations reporting unit exceeded its fair value. As a result of this evaluation and the early adoption of ASU 2017-04, we recorded a non-cash impairment charge of $1.419 billion to goodwill during the three months ended December 31, 2017.

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

There were no significant changes in our estimate of the reserve for professional liability claims during the three months ended March 31, 2018.

Income Taxes

We must make estimates in recording provision for income taxes, including determination of deferred tax assets and deferred tax liabilities and any valuation allowances that might be required against the deferred tax assets. We believe that future income will enable us to realize certain deferred tax assets, subject to the valuation allowance we have established.

The total amount of unrecognized benefit that would impact the effective tax rate, if recognized, was approximately $7 million as of March 31, 2018. A total of approximately $4 million of interest and penalties is included in the amount of liability for uncertain tax positions at March 31, 2018. It is our policy to recognize interest and penalties related to unrecognized benefits in our condensed consolidated statements of loss as income tax expense.

It is possible the amount of unrecognized tax benefit could change in the next 12 months as a result of a lapse of the statute of limitations and settlements with taxing authorities; however, we do not anticipate the change will have a material impact on our condensed consolidated results of operations or condensed consolidated financial position.

We, or one of our subsidiaries, file income tax returns in the United States federal jurisdiction and various state jurisdictions. With few exceptions, we are no longer subject to state income tax examinations for years prior to 2014. Our federal income tax returns for the 2009, 2010, 2014 and 2015 tax years are currently under examination by the Internal Revenue Service. We believe the results of these examinations will not be material to our consolidated results of operations or consolidated financial position. We have extended the federal statute of limitations through December 31, 2018 for Community Health Systems, Inc. for the tax periods ended December 31, 2007, 2008, 2009 and 2010 and through September 6, 2019 for the tax period ended December 31, 2014.

We have accounted for the effects of the comprehensive tax legislation commonly referred to as the Tax Cuts and Job Act, or the Tax Act, using reasonable estimates based on currently available information and our interpretations thereof, and the estimated impact of the Tax Act during the three months ended March 31, 2018 and year ended December 31, 2017, may be revised as a result of, among other things, changes in interpretations we have made and the issuance of new tax or accounting guidance. See Note 6 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information.

Recent Accounting Pronouncements

In January 2016, the FASB issued ASU 2016-01, which amends the measurement, presentation and disclosure requirements for equity investments, other than those accounted for under the equity method or that require consolidation of the investee. The ASU eliminates the classification of equity investments as available-for-sale with any changes in fair value of such investments recognized in other comprehensive income, and requires entities to measure equity investments at fair value, with any changes in fair value recognized in net income. This ASU is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. To adopt this ASU, companies must record a cumulative-effect adjustment to beginning retained earnings at the beginning of the period of adoption. We adopted this ASU on January 1, 2018, and the adoption of this ASU did not have a material impact on our consolidated results of operations. Upon adoption, we recorded a reclassification of $6 million from accumulated other comprehensive loss as a decrease to accumulated deficit.

In February 2016, the FASB issued ASU 2016-02, which amends the accounting for leases, requiring lessees to recognize most leases on their balance sheet with a right-of-use asset and a corresponding lease liability. Leases will be classified as either finance or operating leases, which will impact the expense recognition of such leases over the lease term. The ASU also modifies the lease classification criteria for lessors and eliminates some of the real estate leasing guidance previously applied for certain leasing transactions. This ASU is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We expect to adopt this ASU on January 1, 2019. Because of the number of leases we utilize to support our operations, the adoption of this ASU is expected to have a significant impact on our consolidated financial position and results of operations. We have organized an implementation group of cross-functional departmental management to ensure the completeness of its lease information, analyze the appropriate classification of current leases under the new standard, and develop new processes to execute, approve and classify leases on an ongoing basis. We have also engaged outside experts to assist in the development of this plan, as well as the identification and selection of software tools and processes to maintain lease information critical to applying the new standard. Management is currently evaluating the extent of this anticipated impact on our consolidated financial position and results of operations, and the quantitative and qualitative factors that will impact us as part of the adoption of this ASU, as well as any changes to our leasing strategy that may occur because of the changes to the accounting and recognition of leases.

In March 2017, the FASB issued ASU 2017-07, which changes the presentation of the components of net periodic benefit cost for sponsors of defined benefit plans for pensions. Under the changes in this ASU, the service cost component of net periodic benefit cost will be reported in the same income statement line as other employee compensation costs arising from services during the reporting period. The other components of net periodic benefit cost will be presented separately in a line item outside of operating income. This ASU is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. We adopted this ASU on January 1, 2018, and the adoption of this ASU did not have a material impact on our consolidated financial position or results of operations.

In August 2017, the FASB issued ASU 2017-12, which was issued to amend hedge accounting recognition and disclosure requirements to improve transparency and simplify the application of hedge accounting for certain hedging instruments. The amendments in this ASU that will have an impact on us include simplification of the periodic hedge effectiveness assessment, elimination of the benchmark interest rate concept for interest rate swaps, and enhancement of the ability to use the critical-terms match method for its cash flow hedges of forecasted interest payments. This ASU is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We early adopted this ASU on January 1, 2018, and the adoption of this ASU did not have a material impact on our consolidated financial position or results of operations.

In February 2018, the FASB issued ASU 2018-02, which was issued to allow a reclassification from accumulated other comprehensive income to retained earnings for the stranded tax effects in accumulated other comprehensive income resulting from the enactment of the Tax Act and corresponding accounting treatment recorded in the fourth quarter of 2017. The ASU is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this ASU is permitted, including adoption in any interim period for reporting periods for which financial statements have not yet been issued. We early adopted this ASU on January 1, 2018, resulting in a reclassification of $6 million from accumulated other comprehensive loss as a decrease to accumulated deficit.

FORWARD-LOOKING STATEMENTS

Some of the matters discussed in this Report include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “thinks,” and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include, among other things:

•	general economic and business conditions, both nationally and in the regions in which we operate;

•	the impact of changes made to the Affordable Care Act, the potential for repeal or additional changes to the Affordable Care Act, its implementation or its interpretation (including through executive orders), as well as changes in other federal, state or local laws or regulations affecting our business;

•	the extent to which states support increases, decreases or changes in Medicaid programs, implement health insurance exchanges or alter the provision of healthcare to state residents through regulation or otherwise;

•	the future and long-term viability of health insurance exchanges and potential changes to the beneficiary enrollment process;

•	risks associated with our substantial indebtedness, leverage and debt service obligations, and the fact that a substantial portion of our indebtedness will mature and become due in the near future, including our ability to refinance such indebtedness on acceptable terms or to incur additional indebtedness;

•	demographic changes;

•	changes in, or the failure to comply with, governmental regulations;

•	potential adverse impact of known and unknown government investigations, audits, and federal and state false claims act litigation and other legal proceedings;

•	our ability, where appropriate, to enter into and maintain provider arrangements with payors and the terms of these arrangements, which may be further affected by the increasing consolidation of health insurers and managed care companies and vertical integration efforts involving payors and healthcare providers;

•	changes in, or the failure to comply with, contract terms with payors and changes in reimbursement rates paid by federal or state healthcare programs or commercial payors;

•	any potential additional impairments in the carrying value of goodwill, other intangible assets, or other long-lived assets, or changes in the useful lives of other intangible assets;

•	changes in inpatient or outpatient Medicare and Medicaid payment levels and methodologies;

•	the effects related to the continued implementation of the sequestration spending reductions and the potential for future deficit reduction legislation;

•	increases in the amount and risk of collectability of patient accounts receivable, including decreases in collectability which may result from, among other things, self-pay growth and difficulties in recovering payments for which patients are responsible, including co-pays and deductibles;

•	the efforts of insurers, healthcare providers, large employer groups and others to contain healthcare costs, including the trend toward value-based purchasing;

•	our ongoing ability to demonstrate meaningful use of certified EHR technology and recognize income for the related Medicare or Medicaid incentive payments, to the extent such payments have not expired;

•	increases in wages as a result of inflation or competition for highly technical positions and rising supply and drug costs due to market pressure from pharmaceutical companies and new product releases;

•	liabilities and other claims asserted against us, including self-insured malpractice claims;

•	competition;

•	our ability to attract and retain, at reasonable employment costs, qualified personnel, key management, physicians, nurses and other healthcare workers;

•	trends toward treatment of patients in less acute or specialty healthcare settings, including ambulatory surgery centers or specialty hospitals;

•	changes in medical or other technology;

•	changes in U.S. GAAP;

•	the availability and terms of capital to fund any additional acquisitions or replacement facilities or other capital expenditures;

•	our ability to successfully make acquisitions or complete divestitures, including the disposition of hospitals and non-hospital businesses pursuant to our portfolio rationalization and deleveraging strategy, our ability to complete any such acquisitions or divestitures on desired terms or at all (including to realize the anticipated amount of proceeds from contemplated dispositions), the timing of the completion of any such acquisitions or divestitures, and our ability to realize the intended benefits from any such acquisitions or divestitures;

•	the impact that changes in our relationships with joint venture or syndication partners could have on effectively operating our hospitals or ancillary services or in advancing strategic opportunities;

•	our ability to successfully integrate any acquired hospitals, or to recognize expected synergies from acquisitions;

•	the impact of seasonal severe weather conditions, including the timing and amount of insurance recoveries in relation to severe weather events such as Hurricanes Harvey and Irma;

•	our ability to obtain adequate levels of general and professional liability insurance;

•	timeliness of reimbursement payments received under government programs;

•	effects related to outbreaks of infectious diseases;

•	the impact of prior or potential future cyber-attacks or security breaches;

•	any failure to comply with the terms of the Corporate Integrity Agreement;

•	the concentration of our revenue in a small number of states;

•	our ability to realize anticipated cost savings and other benefits from our current strategic and operational cost savings initiatives;

•	changes in interpretations, assumptions and expectations regarding the Tax Act; and

•	the other risk factors set forth in our 2017 Form 10-K, for the year ended December 31, 2017 and our other public filings with the SEC.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate changes, primarily as a result of our Credit Facility which bears interest based on floating rates. In order to manage the volatility relating to the market risk, we entered into interest rate swap agreements to manage our exposure to these fluctuations, as described under the heading “Liquidity and Capital Resources” in Part I, Item 2. We utilize risk management procedures and controls in executing derivative financial instrument transactions. We do not execute transactions or hold derivative financial instruments for trading purposes. Derivative financial instruments related to interest rate sensitivity of debt obligations are used with the goal of mitigating a portion of the exposure when it is cost effective to do so. As of March 31, 2018, our approximately $2.2 billion notional amount of interest rate swap agreements outstanding represented approximately 63.3% of our variable rate debt.

A 1% change in interest rates on variable rate debt in excess of that amount covered by interest rate swaps would have resulted in interest expense fluctuating approximately $3 million and $11 million for the three months ended March  31, 2018 and 2017, respectively.

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

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2018 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we receive inquiries or subpoenas from state regulators, state Medicaid Fraud Control units, fiscal intermediaries, the Centers for Medicare and Medicaid Services, the Department of Justice and other government entities regarding various Medicare and Medicaid issues. In addition to the matters discussed below, we are currently responding to subpoenas and administrative demands concerning (a) certain cardiology procedures, medical records and policies at a New Mexico hospital, (b) an inquiry regarding sleep labs at two Louisiana hospitals, (c) a subpoena regarding wound care services at one of our Florida hospitals (which appears to be related to unsealed cases against Healogics, Inc.), (d) a civil investigative demand concerning short-term Medicaid eligibility determinations processed by third party vendors at one of our Pennsylvania hospitals and (e) certain cardiology procedures, medical records and quality assurance committee meeting minutes at a Tennessee hospital. In addition, we are subject to other claims and lawsuits arising in the ordinary course of our business including lawsuits and claims related to billing practices and the administration of charity care policies at our hospitals. Based on current knowledge, management does not believe that loss contingencies arising from pending legal, regulatory and governmental matters, including the matters described herein, will have a material adverse effect on the consolidated financial position or liquidity of the Company. However, in light of the inherent uncertainties involved in pending legal, regulatory and governmental matters, some of which are beyond our control, and the very large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to our results of operations or cash flows for any particular reporting period. Settlements of suits involving Medicare and Medicaid issues routinely require both monetary payments as well as corporate integrity agreements. Additionally, qui tam or “whistleblower” actions initiated under the civil False Claims Act may be pending but placed under seal by the court to comply with the False Claims Act’s requirements for filing such suits. In September 2014, the Criminal Division of the United States Department of Justice, or DOJ, announced that all qui tam cases will be shared with their Division to determine if a parallel criminal investigation should be opened. The Criminal Division has also frequently stated an intention to pursue corporations in criminal prosecutions. From time to time, we detect issues of non-compliance with Federal healthcare laws pertaining to claims submission and reimbursement practices and/or financial relationships with physicians. We avail ourselves of various mechanisms to address potential overpayments arising out of these issues, including repayment of claims, rebilling of claims, and participation in voluntary disclosure protocols offered by the Centers for Medicare and Medicaid Services and the Office of the Inspector General. Participating in voluntary repayments and voluntary disclosure protocols can have the potential for significant settlement obligations or even enforcement action.

The following legal proceedings are described in detail because, although they may not be required to be disclosed in this Part II, Item 1 under SEC rules, due to the nature of the business of the Company, we believe that the following discussion of these matters may provide useful information to security holders. This discussion does not include claims and lawsuits covered by medical malpractice, general liability or employment practices insurance and risk retention programs, none of which claims or lawsuits would in any event be required to be disclosed in this Part II, Item 1 under SEC rules. Certain of the matters referenced below are also discussed in the Notes to Condensed Consolidated Financial Statements at Part I, Item 1 under Note 14 “Contingencies.”

Community Health Systems, Inc. Legal Proceedings

Shareholder Litigation

Class Action Shareholder Federal Securities Cases. Three purported class action cases have been filed in the United States District Court for the Middle District of Tennessee; namely, Norfolk County Retirement System v. Community Health Systems, Inc., et al., filed May 9, 2011; De Zheng v. Community Health Systems, Inc., et al., filed May 12, 2011; and Minneapolis Firefighters Relief Association v. Community Health Systems, Inc., et al., filed June 21, 2011. All three seek class certification on behalf of purchasers of our common stock between July 27, 2006 and April 11, 2011 and allege that misleading statements resulted in artificially inflated prices for our common stock. In December 2011, the cases were consolidated for pretrial purposes and NYC Funds and its counsel were selected as lead plaintiffs/lead plaintiffs’ counsel. In lieu of ruling on our motion to dismiss, the court permitted the plaintiffs to file a first amended consolidated class action complaint which was filed on October 5, 2015. Our motion to dismiss was filed on November 4, 2015 and oral argument took place on April 11, 2016. Our motion to dismiss was granted on June 16, 2016 and on June 27, 2016, the plaintiffs filed a notice of appeal to the Sixth Circuit Court of Appeals. The matter was heard on May 3, 2017. On December 13, 2017, the Sixth Circuit reversed the trial court’s dismissal of the case and remanded it to the District Court. We filed a petition for writ of certioriari with the United States Supreme Court on April 18, 2018 seeking review of the Sixth Circuit’s decision.

We also filed a renewed partial motion to dismiss on February 9, 2018 in the District Court. We believe this consolidated matter is without merit and will vigorously defend this case.

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

Mounce v. CHSPSC, LLC, et al. This case is a purported class action lawsuit filed in the United States District Court for the Western District of Arkansas and served on July 29, 2015, claiming our affiliated Arkansas hospitals violated payor contracts by allegedly improperly asserting hospital liens against third-party tortfeasors and seeking class certifications for any similarly situated plaintiffs at any affiliated Arkansas hospital. The court has certified a class. We have reached a tentative settlement with plaintiffs in this case. We are awaiting the trial court’s approval of the settlement.

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

Morrow v. Community Health Systems, Inc. This case is a purported class action lawsuit filed on July 25, 2016, in the United States District Court, Middle District of Tennessee alleging our affiliated hospital, South Baldwin Regional Medical Center in Foley, AL, violated a payor contract by allegedly improperly asserting a hospital lien against a third-party tortfeasor and allegedly unjustly enriching the hospital. The plaintiff seeks to represent a class of similarly situated individuals at any Company affiliated hospital. Plaintiff moved to amend his complaint on June 26, 2016 to name additional defendants, which the court allowed. On October 17, 2017, the court granted Community Health Systems, Inc.’s motion to dismiss the complaint on all of the plaintiff’s claims save one. On October 20, 2017, the remaining defendants filed motions to dismiss, which the court granted on December 11, 2017 with respect to all claims save one. All defendants have filed a motion for summary judgment on the plaintiff’s sole remaining claim, and that motion is pending. The plaintiff has now agreed to dismiss this case.

Zwick Partners, LP and Aparna Rao, individually and on behalf of all others similarly situated v. Quorum Health Corporation, Community Health Systems, Inc., Wayne T. Smith, W. Larry Cash, Thomas D. Miller, and Michael J. Culotta. This purported class action lawsuit previously filed in the United States District Court, Middle District of Tennessee was amended on April 17, 2017 to include Community Health Systems, Inc., Wayne T. Smith and W. Larry Cash as additional defendants. The plaintiffs seek to represent a class of QHC shareholders and allege that the failure to record a goodwill and long-lived asset impairment charge against QHC at the time of the spin-off of QHC violated federal securities laws. The District Court denied all defendants’ motions to dismiss on April 20, 2018. We believe the claims are without merit and will vigorously defend the case.

R2 Investments v Quorum Health Corporation; Community Health Systems, Inc.; Wayne T. Smith; W. Larry Cash; Thomas D. Miller; Michael J. Culotta; John A. Clerico; James S. Ely, III; John A. Fry; William Norris Jennings; Julia B. North; H. Mitchell Watson, Jr.; H. James Williams. This case is pending in the Circuit Court for Williamson County, Tennessee and was served on October 26, 2017. The plaintiff alleges common law fraud and violation of Tennessee securities fraud statutes in connection with its purchase of QHC stock and QHC senior secured notes. Motions to dismiss were heard on April 5, 2018. We believe the claims are without merit and will vigorously defend the case.

Microsoft Corporation v Community Health Systems, Inc. This case is pending in the District Court for the Middle District of Tennessee and was served on March 16, 2018. The plaintiff alleges willful copyright infringement, contributory copyright infringement, breach of contract, and breach of the implied covenant of good faith and fair dealing in connection with the alleged use of certain Microsoft products by the Company related to certain of our divestitures. Our answer to Microsoft’s complaint is due May 7, 2018. We believe the claims are without merit and will vigorously defend the case.

Certain Legal Proceedings Related to HMA

Medicare/Medicaid Billing Lawsuits

Beginning during the week of December 16, 2013 eleven qui tam lawsuits filed by private individuals against HMA were unsealed in various United States district courts. The United States has elected to intervene in all or part of eight of these matters; namely U.S. ex rel. Craig Brummer v. Health Management Associates, Inc. et al. (Middle District Georgia) (“Brummer”); U.S. ex rel. Ralph D. Williams v. Health Management Associates, Inc. et al. (Middle District Georgia) (“Williams”); U.S. ex rel. Scott H. Plantz, M.D. et al. v. Health Management Associates, Inc., et al. (Northern District Illinois) (“Plantz”); U.S. ex rel. Thomas L. Mason, M.D. et al. v. Health Management Associates, Inc. et al. (Western District North Carolina) (“Mason”); U.S. ex rel. Jacqueline Meyer, et al. v. Health Management Associates, Inc., Gary Newsome et al. (“Jacqueline Meyer”) (District of South Carolina); U.S. ex rel. George Miller, et al. v. Health Management Associates, Inc. (Eastern District of Pennsylvania) (“Miller”); U.S. ex rel. Bradley Nurkin v. Health Management Associates, Inc. et al. (Middle District of Florida) (“Nurkin”); and U.S. ex rel. Paul Meyer v. Health Management Associates, Inc. et al. (Southern District Florida) (“Paul Meyer”). The United States has elected to intervene with respect to allegations in these cases that certain HMA hospitals inappropriately admitted patients and then submitted reimbursement claims for treating those individuals to federal healthcare programs in violation of the False Claims Act or that certain HMA hospitals had inappropriate financial relationships with physicians which violated the Stark law, the Anti-Kickback Statute, and the False Claims Act. Certain of these complaints also allege the same actions violated various state laws which prohibit false claims. The United States has declined to intervene in three of the eleven matters, namely U.S. ex rel. Anita France, et al. v. Health Management Associates, Inc. (Middle District Florida) (“France”) which involved allegations of wrongful billing and was settled; U.S. ex rel. Sandra Simmons v. Health Management Associates, Inc. et al. (Eastern District Oklahoma) (“Simmons”) which alleges unnecessary surgery by an employed physician and which was settled as to all allegations except alleged wrongful termination; and U.S. ex rel. David Napoliello, M.D. v. Health Management Associates, Inc. (Middle District Florida) (“Napoliello”) which alleges inappropriate admissions. On April 3, 2014, the Multi District Litigation Panel ordered the transfer and consolidation for pretrial proceedings of the eight intervened cases, plus the Napoliello matter, to the District of the District of Columbia under the name In Re: Health Management Associates, Inc. Qui Tam Litigation. On June 2, 2014, the court entered a stay of this matter until October 6, 2014, which was subsequently extended until February 27, 2015, May 27, 2015, September 25, 2015, January 25, 2016, May 25, 2016, September 26, 2016, December 27, 2016, April 27, 2017, August 28, 2017, December 18, 2017, March 19, 2018 and not until June 18, 2018. We intend to defend against the allegations in these matters, but have also been cooperating with the government in the ongoing investigation of these allegations. We have been in discussions with the Civil Division of the DOJ regarding the resolution of these matters. During the first quarter of 2015, we were informed the Criminal Division continues to investigate former executive-level employees of HMA and continues to consider whether any HMA entities should be held criminally liable for the acts of the former HMA employees. We are voluntarily cooperating with these inquiries and have not been served with any subpoenas or other legal process.

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

Item 1A. Risk Factors

There have been no material changes with regard to the risk factors previously disclosed in our most recent annual report in the 2017 Form 10-K.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

The following table contains information about our purchases of common stock during the three months ended March 31, 2018.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(b)
January 1, 2018 -
January 31, 2018	4,295	$4.95	-	9,467,812
February 1, 2018 -
February 28, 2018	-	-	-	9,467,812
March 1, 2018 -
March 31, 2018	238,446	4.58	-	9,467,812

Total	242,741	$4.59	-	9,467,812

(a)	Includes 242,741 shares withheld by us to satisfy the payment of tax obligations related to the vesting of restricted stock awards.

(b)	On November 9, 2015, we announced the adoption of a new open market repurchase program for up to 10,000,000 shares of our common stock, not to exceed $300 million in repurchases. The new repurchase program will expire on the earlier of November 5, 2018, when the maximum number of shares has been repurchased, or when the maximum dollar amount has been expended. No shares were repurchased under this program during the three months ended March 31, 2018.

With the exception of a special cash dividend of $0.25 per share paid by us in December 2012, historically, we have not paid any cash dividends. Subject to certain exceptions, our Credit Facility limits the ability of our subsidiaries to pay dividends and make distributions to us, and limits our ability to pay dividends and/or repurchase stock, to an amount not to exceed $200 million in the aggregate plus an additional $25 million in any particular year plus the aggregate amount of proceeds from the exercise of stock options. The indentures governing our senior and senior secured notes also restrict our subsidiaries from, among other matters, paying dividends and making distributions to us, which thereby limits our ability to pay dividends and/or repurchase stock. As of March 31, 2018, under the most restrictive test in these agreements (and subject to certain exceptions), we have approximately $318 million remaining available with which to pay permitted dividends and/or repurchase shares of our stock or our senior and senior secured notes.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

No.		Description

4.1	*

Sixteenth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of April 12, 2018, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as successor Trustee

4.2	*

Thirteenth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of April 12, 2018, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee

4.3	*

Tenth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2021, dated as of April 12, 2018, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent

4.4	*

Tenth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Notes due 2022, dated as of April 12, 2018, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee

4.5	*

Third Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.250% Senior Secured Notes due 2023, dated as of April 12, 2018, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent

4.6	*

ABL Intercreditor Agreement, dated as of April  3, 2018, by and among JPMorgan Chase Bank, N.A., as ABL Agent, Credit Suisse AG, as Senior-Priority Non-ABL Loan Agent, Regions Bank as 2021 Secured Notes Trustee and 2023 Secured Notes Trustee, each additional agent from time to time party thereto, CHS/Community Health Systems, Inc., as Borrower, Community Health Systems, Inc., as Parent, and the subsidiaries of Borrower from time to time party thereto

10.1

Amendment No. 3, dated as of February 26, 2018, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the subsidiary guarantors party thereto, the lenders party thereto and Credit Suisse AG, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed February 27, 2018 (No. 001-15925))

10.2

Fourth Amendment and Restatement Agreement, dated as of March 23, 2018, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the subsidiary guarantors party thereto, the lenders party thereto and Credit Suisse, AG, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed March 26, 2018 (No. 001-15925))

10.3

ABL Credit Agreement, dated as of April 3, 2018, among CHS/Community Health Systems, Inc., as the Borrower, Community Health Systems, Inc., as the Parent, the subsidiaries of the Borrower party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.‘s Current Report on Form 8-K filed April 3, 2018 (No. 001-15925))

10.4	*

Guarantee and Collateral Agreement to ABL Credit Agreement, dated as of April  3, 2018, among CHS/Community Health Systems, Inc., as the Borrower, Community Health Systems, Inc., as the Parent, the subsidiaries of the Borrower party thereto, and JPMorgan Chase Bank, N.A., as Collateral Agent

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

Date: May 2, 2018