Form 10-Q
period 2018-06-30
COMMUNITY HEALTH SYSTEMS INC
filed 2018-07-27
CIK 1108109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

Commission file number 001-15925

COMMUNITY HEALTH SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3893191
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4000 Meridian Boulevard Franklin, Tennessee	37067 (Zip Code)
(Address of principal executive offices)

615-465-7000

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Smaller reporting company	☐

Non-accelerated filer ☐		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of July 23, 2018, there were outstanding 116,253,738 shares of the Registrant’s Common Stock, $0.01 par value.

Community Health Systems, Inc.

Form 10-Q

For the Three and Six Months Ended June 30, 2018

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF LOSS

(In millions, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Operating revenues (net of contractual allowances and discounts)		$4,823		$9,991
Provision for bad debts		679		1,362

Net operating revenues (see Note 1)	$3,562	4,144	$7,251	8,629

Operating costs and expenses:
Salaries and benefits	1,617	1,920	3,265	3,981
Supplies	592	697	1,208	1,446
Other operating expenses	879	1,017	1,789	2,074
Government and other legal settlements and related costs	1	7	7	(34)
Electronic health records incentive reimbursement	-	(17)	(1)	(23)
Rent	85	104	173	214
Depreciation and amortization	177	223	358	458
Impairment and (gain) loss on sale of businesses, net	174	80	202	330

Total operating costs and expenses	3,525	4,031	7,001	8,446

Income from operations	37	113	250	183
Interest expense, net	235	239	464	468
(Gain) loss from early extinguishment of debt	(64)	10	(59)	31
Equity in earnings of unconsolidated affiliates	(5)	(5)	(12)	(9)

Loss from continuing operations before income taxes	(129)	(131)	(143)	(307)
Benefit from income taxes	(38)	(15)	(45)	(15)

Loss from continuing operations	(91)	(116)	(98)	(292)

Discontinued operations, net of taxes:
Loss from operations of entities sold or held for sale	-	(1)	-	(2)
Impairment of hospitals sold or held for sale	-	(5)	-	(5)

Loss from discontinued operations, net of taxes	-	(6)	-	(7)

Net loss	(91)	(122)	(98)	(299)
Less: Net income attributable to noncontrolling interests	19	15	37	36

Net loss attributable to Community Health Systems, Inc. stockholders	$(110)	$(137)	$(135)	$(335)

Basic loss per share attributable to Community Health Systems, Inc. common stockholders (1):
Continuing operations	$(0.97)	$(1.17)	$(1.20)	$(2.94)
Discontinued operations	-	(0.06)	-	(0.06)

Net loss	$(0.97)	$(1.22)	$(1.20)	$(3.01)

Diluted loss per share attributable to Community Health Systems, Inc. common stockholders (1):
Continuing operations	$(0.97)	$(1.17)	$(1.20)	$(2.94)
Discontinued operations	-	(0.06)	-	(0.06)

Net loss	$(0.97)	$(1.22)	$(1.20)	$(3.01)

Weighted-average number of shares outstanding:
Basic	112,837,944	111,909,858	112,566,230	111,582,911

Diluted	112,837,944	111,909,858	112,566,230	111,582,911

(1) Total per share amounts may not add due to rounding.

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In millions)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Net loss	$(91)	$(122)	$(98)	$(299)
Other comprehensive income (loss), net of income taxes:
Net change in fair value of interest rate swaps, net of tax	7	(2)	25	3
Net change in fair value of available-for-sale securities, net of tax	(1)	2	(2)	5
Amortization and recognition of unrecognized pension cost, net of tax	1	1	1	1

Other comprehensive income	7	1	24	9

Comprehensive loss	(84)	(121)	(74)	(290)
Less: Comprehensive income attributable to noncontrolling interests	19	15	37	36

Comprehensive loss attributable to Community Health Systems, Inc. stockholders	$(103)	$(136)	$(111)	$(326)

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$208	$563
Patient accounts receivable (see Note 1)	2,407	2,384
Supplies	432	444
Prepaid income taxes	8	17
Prepaid expenses and taxes	217	198
Other current assets	422	462

Total current assets	3,694	4,068

Property and equipment	11,148	11,497
Less accumulated depreciation and amortization	(4,399)	(4,445)

Property and equipment, net	6,749	7,052

Goodwill	4,653	4,723

Deferred income taxes	101	62

Other assets, net	1,597	1,545

Total assets	$16,794	$17,450

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$41	$33
Accounts payable	839	967
Accrued liabilities:
Employee compensation	592	685
Accrued interest	174	229
Other	416	442

Total current liabilities	2,062	2,356

Long-term debt	13,673	13,880

Deferred income taxes	19	19

Other long-term liabilities	1,329	1,360

Total liabilities	17,083	17,615

Redeemable noncontrolling interests in equity of consolidated subsidiaries	514	527

STOCKHOLDERS’ DEFICIT
Community Health Systems, Inc. stockholders’ deficit:
Preferred stock, $.01 par value per share, 100,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value per share, 300,000,000 shares authorized; 116,261,738 shares issued and outstanding at June 30, 2018, and 114,651,004 shares issued and outstanding at December 31, 2017	1	1
Additional paid-in capital	2,013	2,014
Accumulated other comprehensive loss	(9)	(21)
Accumulated deficit	(2,884)	(2,761)

Total Community Health Systems, Inc. stockholders’ deficit	(879)	(767)
Noncontrolling interests in equity of consolidated subsidiaries	76	75

Total stockholders’ deficit	(803)	(692)

Total liabilities and stockholders’ deficit	$16,794	$17,450

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(98)	$(299)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	358	458
Government and other legal settlements and related costs	7	6
Stock-based compensation expense	7	15
Impairment of hospitals sold or held for sale	-	5
Impairment and (gain) loss on sale of businesses, net	202	330
(Gain) loss from early extinguishment of debt	(59)	31
Other non-cash expenses, net	23	18
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Patient accounts receivable	(21)	186
Supplies, prepaid expenses and other current assets	(15)	(55)
Accounts payable, accrued liabilities and income taxes	(308)	(126)
Other	(2)	(66)

Net cash provided by operating activities	94	503

Cash flows from investing activities:
Acquisitions of facilities and other related businesses	(10)	(4)
Purchases of property and equipment	(295)	(274)
Proceeds from disposition of hospitals and other ancillary operations	88	921
Proceeds from sale of property and equipment	4	3
Purchases of available-for-sale securities and equity securities	(38)	(37)
Proceeds from sales of available-for-sale securities and equity securities	63	47
Increase in other investments	(53)	(60)

Net cash (used in) provided by investing activities	(241)	596

Cash flows from financing activities:
Repurchase of restricted stock shares for payroll tax withholding requirements	(1)	(5)
Deferred financing costs and other debt-related costs	(54)	(62)
Proceeds from noncontrolling investors in joint ventures	1	5
Redemption of noncontrolling investments in joint ventures	(6)	(4)
Distributions to noncontrolling investors in joint ventures	(52)	(53)
Borrowings under credit agreements	26	840
Issuance of long-term debt	-	3,100
Proceeds from ABL and receivables facility	587	26
Repayments of long-term indebtedness	(709)	(4,416)

Net cash used in financing activities	(208)	(569)

Net change in cash and cash equivalents	(355)	530
Cash and cash equivalents at beginning of period	563	238

Cash and cash equivalents at end of period	$208	$768

Supplemental disclosure of cash flow information:
Interest payments	$(486)	$(409)

Income tax (payments) refunds, net	$9	$(6)

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The unaudited condensed consolidated financial statements of Community Health Systems, Inc. (the “Parent” or “Parent Company”) and its subsidiaries (the “Company”) as of June 30, 2018 and December 31, 2017 and for the three-month and six-month periods ended June 30, 2018 and 2017, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. All intercompany transactions and balances have been eliminated. The results of operations for the three and six months ended June 30, 2018, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2018. Certain information and disclosures normally included in the notes to condensed consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission (the “SEC”). The Company believes the disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2017, contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2018 (“2017 Form 10-K”).

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

The Company applied the modified retrospective approach to all contracts when adopting ASC 606. As a result, at the adoption of ASC 606 the majority of what was previously classified as the provision for bad debts in the statement of operations is now reflected as implicit price concessions (as defined in ASC 606) and therefore included as a reduction to net operating revenues in 2018. For changes in credit issues not assessed at the date of service, the Company will prospectively recognize those amounts in other operating expenses on the statement of operations. For periods prior to the adoption of ASC 606, the provision for bad debts has been presented consistent with the previous revenue recognition standards that required it to be presented separately as a component of net operating revenues. Additionally, upon adoption of Topic 606 the allowance for doubtful accounts of approximately $3.9 billion as of January 1, 2018 was reclassified as a component of net patient accounts receivable. Other than these changes in presentation on the condensed consolidated statement of operations and condensed consolidated balance sheet, the adoption of ASC 606 did not have a material impact on the consolidated results of operations for the three and six months ended June 30, 2018, and the Company does not expect it to have a material impact on its consolidated results of operations for the remainder of 2018 and on a prospective basis.

As part of the adoption of ASC 606, the Company elected two of the available practical expedients provided for in the standard. First, the Company does not adjust the transaction price for any financing components as those were deemed to be insignificant. Additionally, the Company expenses all incremental customer contract acquisition costs as incurred as such costs are not material and would be amortized over a period less than one year.

Net Operating Revenues

Upon the adoption of ASC 606, net operating revenues are recorded at the transaction price estimated by the Company to reflect the total consideration due from patients and third-party payors in exchange for providing goods and services in patient care. These services are considered to be a single performance obligation and have a duration of less than one year. Revenues are recorded as

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

these goods and services are provided. The transaction price, which involves significant estimates, is determined based on the Company’s standard charges for the goods and services provided, with a reduction recorded for price concessions related to third party contractual arrangements as well as patient discounts and other patient price concessions. During the three and six months ended June 30, 2018, the impact of changes to the inputs used to determine the transaction price was considered immaterial to the current period.

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

The Company’s net operating revenues during the three and six months ended June 30, 2018 and 2017 have been presented in the table based on an allocation of the estimated transaction price with the patient between the primary patient classification of insurance coverage (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Medicare	$943	$1,131	$1,977	$2,352
Medicaid	479	544	938	1,133
Managed Care and other third-party payors	2,110	2,412	4,227	4,986
Self-pay	30	57	109	158

Total	$3,562	$4,144	$7,251	$8,629

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

Final settlements for some payors and programs are subject to adjustment based on administrative review and audit by third parties. As a result of these final settlements, the Company has recorded amounts due to third-party payors of $133 million and $156 million as of June 30, 2018 and December 31, 2017, respectively, and these amounts are included in accrued liabilities-other in the accompanying condensed consolidated balance sheets. Amounts due from third-party payors were $149 million and $153 million as of June 30, 2018 and December 31, 2017, respectively, and are included in other current assets in the accompanying condensed consolidated balance sheets. Substantially all Medicare and Medicaid cost reports are final settled through 2014.

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

These charity care services are estimated to be $115 million and $112 million for the three months ended June 30, 2018 and 2017, respectively, and $229 million and $228 million for the six months ended June 30, 2018 and 2017, respectively, representing the value (at the Company’s standard charges) of these charity care services that are excluded from net operating revenues. The estimated cost incurred by the Company to provide these charity care services to patients who are unable to pay was approximately $14 million and $15 million for the three months ended June 30, 2018 and 2017, respectively, and $28 million and $29 million for the six months ended June 30, 2018 and 2017, respectively. The estimated cost of these charity care services was determined using a ratio of cost to gross charges and applying that ratio to the gross charges associated with providing care to charity patients for the period.

Accounting for the Impairment or Disposal of Long-Lived Assets.    During the six months ended June 30, 2018, the Company recorded a total combined impairment charge and loss on disposal of approximately $202 million to reduce the carrying value of certain hospitals that have been deemed held for sale based on the difference between the carrying value of the hospital disposal groups compared to estimated fair value less costs to sell. Included in the carrying value of the hospital disposal groups at June 30, 2018 is a net allocation of approximately $77 million of goodwill allocated from the hospital operations reporting unit goodwill based on a calculation of the disposal groups’ relative fair value compared to the total reporting unit. The Company will continue to evaluate the potential for further impairment of the long-lived assets of underperforming hospitals as well as evaluating offers for potential sale. Based on such analysis, additional impairment charges may be recorded in the future.

During the six months ended June 30, 2017, the Company recorded a total impairment charge of approximately $330 million to reduce the carrying value of certain hospitals that were deemed held for sale based on the difference between the carrying value of the hospital disposal groups compared to estimated fair value less costs to sell. Included in the carrying value of the hospital disposal groups is a net allocation of approximately $357 million of goodwill allocated from the hospital operations reporting unit goodwill based on a calculation of the disposal groups’ relative fair value compared to the total reporting unit.

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

In August 2017, the FASB issued ASU 2017-12, which amends hedge accounting recognition and disclosure requirements to improve transparency and simplify the application of hedge accounting for certain hedging instruments. The amendments in this ASU that will have an impact on the Company include simplification of the periodic hedge effectiveness assessment, elimination of the benchmark interest rate concept for interest rate swaps, and enhancement of the ability to use the critical-terms match method for its cash flow hedges of forecasted interest payments. This ASU is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company early adopted this ASU on January 1, 2018, and the adoption of this ASU did not have a material impact on the Company’s consolidated financial position or results of operations.

In February 2018, the FASB issued ASU 2018-02, which allows a reclassification from accumulated other comprehensive income to retained earnings for the stranded tax effects in accumulated other comprehensive income resulting from the enactment of the comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) and corresponding accounting treatment recorded in the fourth quarter of 2017. The ASU is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this ASU is permitted, including adoption in any interim period for reporting periods for which financial statements have not yet been issued. The Company early adopted this ASU on January 1, 2018, and the Company has elected to reclassify $6 million from accumulated other comprehensive loss to a decrease to accumulated deficit for these stranded tax effects. The stranded tax effects included in this adjustment relate solely to the reduction of the federal corporate tax rate as a result of the Tax Act. The Company’s accounting policy on releasing the income tax effects of amounts from Accumulated other comprehensive loss has been to apply such amounts on a portfolio basis.

2. ACCOUNTING FOR STOCK-BASED COMPENSATION

Stock-based compensation awards have been granted under the Community Health Systems, Inc. Amended and Restated 2000 Stock Option and Award Plan, amended and restated as of March 20, 2013 (the “2000 Plan”), and the Community Health Systems, Inc. Amended and Restated 2009 Stock Option and Award Plan, which was amended and restated as of March 14, 2018 and approved by the Company’s stockholders at the annual meeting of stockholders held on May 15, 2018 (the “2009 Plan”).

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

The 2009 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the IRC and for the grant of stock options which do not so qualify, stock appreciation rights, restricted stock, restricted stock units, performance-based shares or units and other share awards. Persons eligible to receive grants under the 2009 Plan include the Company’s directors, officers, employees and consultants. To date, all options granted under the 2009 Plan have been “nonqualified” stock options for tax purposes. Generally, vesting of these granted options occurs in one-third increments on each of the first three anniversaries of the award date. Options granted in 2011 or later have a 10-year contractual term. As of June 30, 2018, 8,606,484 shares of unissued common stock were reserved for future grants under the 2009 Plan.

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

The following table reflects the impact of total compensation expense related to stock-based equity plans on the reported operating results for the respective periods (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Effect on loss from continuing operations before income taxes	$(3)	$(6)	$(7)	$(15)

Effect on net loss	$(2)	$(4)	$(4)	$(9)

At June 30, 2018, $18 million of unrecognized stock-based compensation expense related to outstanding unvested restricted stock and restricted stock units (the terms of which are summarized below) was expected to be recognized over a weighted-average period of 24 months. There is no expense to be recognized related to stock options. There were no modifications to awards during the three or six months ended June 30, 2018 and 2017.

Options outstanding and exercisable under the 2000 Plan and the 2009 Plan as of June 30, 2018, and changes during each of the three-month periods following December 31, 2017, were as follows (in millions, except share and per share data):

			Weighted-	Aggregate
			Average	Intrinsic
		Weighted-	Remaining	Value as of
		Average	Contractual	June 30,
	Shares	Exercise Price	Term	2018
Exercisable at December 31, 2017	1,115,667	$31.56
Granted	-	-
Exercised	-	-
Forfeited and cancelled	(383,666)	32.19

Outstanding at March 31, 2018	732,001	31.23
Granted	-	-
Exercised	-	-
Forfeited and cancelled	(46,174)	32.76

Outstanding at June 30, 2018	685,827	$31.12	2.4 years	$-

Exercisable at June 30, 2018	685,827	$31.12	2.4 years	$-

No stock options were granted during the six months ended June 30, 2018 and 2017. The aggregate intrinsic value (calculated as the number of in-the-money stock options multiplied by the difference between the Company’s closing stock price on the last trading day of the reporting period ($3.32) and the exercise price of the respective stock options) in the table above represents the amount that would have been received by the option holders had all option holders exercised their options on June 30, 2018. This amount changes based on the market value of the Company’s common stock. There were no options exercised during the three or six months ended June 30, 2018 and 2017. The aggregate intrinsic value of options vested and expected to vest approximates that of the outstanding options.

The Company has also awarded restricted stock under the 2000 Plan and the 2009 Plan to employees of certain subsidiaries. The restrictions on these shares generally lapse in one-third increments on each of the first three anniversaries of the award date. Certain of the restricted stock awards granted to the Company’s senior executives contain a performance objective that must be met in addition to any time-based vesting requirements. If the applicable performance objective is not attained, the awards will be forfeited in their entirety. For such performance-based awards granted prior to 2017, once the target performance objective was attained, restrictions lapse in one-third increments on each of the first three anniversaries of the award date. For performance-based awards granted beginning in March 2017, the performance objectives are measured cumulatively over a three-year period. With respect to these

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

performance-based awards granted beginning in March 2017, if the applicable target performance objective is met at the end of three years, then the portion of the restricted stock award subject to such performance objective will vest in full. Additionally, for these awards, based on the level of achievement for the applicable performance objective within the parameters specified in the award, the number of shares to be issued in connection with the vesting of the award will be adjusted to decrease or increase the number of shares specified in the original award. Notwithstanding the above-mentioned performance objectives and vesting requirements, the restrictions with respect to restricted stock granted under the 2000 Plan and the 2009 Plan will lapse earlier in the event of death, disability or termination of employment by the Company for any reason other than for cause of the holder of the restricted stock, or change in control of the Company. Restricted stock awards subject to performance standards that have not yet been satisfied are not considered outstanding for purposes of determining earnings per share until the performance objectives have been satisfied.

Restricted stock outstanding under the 2000 Plan and the 2009 Plan as of June 30, 2018, and changes during each of the three-month periods following December 31, 2017, were as follows:

		Weighted-
		Average Grant
	Shares	Date Fair Value
Unvested at December 31, 2017	2,643,919	$16.17
Granted	1,911,000	4.58
Vested	(981,326)	25.73
Forfeited	(88,673)	13.24

Unvested at March 31, 2018	3,484,920	7.20
Granted	31,000	3.97
Vested	(67,329)	9.87
Forfeited	(52,355)	4.30

Unvested at June 30, 2018	3,396,236	7.09

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

RSUs outstanding under the 2000 Plan and the 2009 Plan as of June 30, 2018, and changes during each of the three-month periods following December 31, 2017, were as follows:

		Weighted-
		Average Grant
	Shares	Date Fair Value
Unvested at December 31, 2017	172,078	$12.78
Granted	296,944	4.58
Vested	(71,116)	15.51
Forfeited	-	-

Unvested at March 31, 2018	397,906	6.17
Granted	-	-
Vested	-	-
Forfeited	-	-

Unvested at June 30, 2018	397,906	6.17

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

3. COST OF REVENUE

Substantially all of the Company’s operating costs and expenses are “cost of revenue” items. Operating costs that could be classified as general and administrative by the Company would include the Company’s corporate office costs at its Franklin, Tennessee office, which were $43 million and $40 million for the three months ended June 30, 2018 and 2017, respectively, and $95 million and $92 million for the six months ended June 30, 2018 and 2017, respectively. Included in these corporate office costs is stock-based compensation of $3 million and $6 million for the three months ended June 30, 2018 and 2017, respectively, and $7 million and $15 million for the six months ended June 30, 2018 and 2017, respectively.

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

During the six months ended June 30, 2018, one or more subsidiaries of the Company paid approximately $10 million to acquire the operating assets and related businesses of certain physician practices, clinics and other ancillary businesses that operate within the communities served by the Company’s affiliated hospitals. In connection with these acquisitions, during the six months ended June 30, 2018, the Company allocated approximately $3 million of the consideration paid to property and equipment and net working capital and the remainder, approximately $7 million consisting of intangible assets that do not qualify for separate recognition, to goodwill. No hospitals were acquired in 2017 or during the six months ended June 30, 2018.

Acquisition and integration expenses related to prospective and closed acquisitions included in other operating expenses on the condensed consolidated statements of loss was less than $1 million during both of the three-month periods ended June 30, 2018 and 2017, and approximately $1 million during both of the six-month periods ended June 30, 2018 and 2017.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Divestitures

The following table provides a summary of hospitals included in continuing operations that the Company divested during the year ended December 31, 2017 and the six months ended June 30, 2018:

			Licensed
Hospital	Buyer	City, State	Beds	Effective Date

2018 Divestitures:

Tennova-Dyersburg Regional	West Tennessee Healthcare	Dyersburg, TN	225	June 1, 2018
Tennova-Regional Jackson	West Tennessee Healthcare	Jackson, TN	150	June 1, 2018
Tennova- Volunteer Martin	West Tennessee Healthcare	Martin, TN	100	June 1, 2018
Williamson Memorial Hospital	Mingo Health Partners, LLC	Williamson, WV	76	June 1, 2018
Byrd Regional Hospital	Allegiance Health Management	Leesville, LA	60	June 1, 2018
Tennova Healthcare - Jamestown	Rennova Health, Inc.	Jamestown, TN	85	June 1, 2018
Bayfront Health Dade City	Adventist Health System	Dade City, FL	120	April 1, 2018

2017 Divestitures:

Highlands Regional Medical Center	HCA Holdings, Inc. (“HCA”)	Sebring, FL	126	November 1, 2017
Merit Health Northwest Mississippi	Curae Health, Inc.	Clarksdale, MS	181	November 1, 2017
Weatherford Regional Medical Center	HCA	Weatherford, TX	103	October 1, 2017
Brandywine Hospital	Reading Health System	Coatesville, PA	169	October 1, 2017
Chestnut Hill Hospital	Reading Health System	Philadelphia, PA	148	October 1, 2017
Jennersville Hospital	Reading Health System	West Grove, PA	63	October 1, 2017
Phoenixville Hospital	Reading Health System	Phoenixville, PA	151	October 1, 2017
Pottstown Memorial Medical Center	Reading Health System	Pottstown, PA	232	October 1, 2017
Yakima Regional Medical and Cardiac Center	Regional Health	Yakima, WA	214	September 1, 2017
Toppenish Community Hospital	Regional Health	Toppenish, WA	63	September 1, 2017
Memorial Hospital of York	PinnacleHealth System	York, PA	100	July 1, 2017
Lancaster Regional Medical Center	PinnacleHealth System	Lancaster, PA	214	July 1, 2017
Heart of Lancaster Regional Medical Center	PinnacleHealth System	Lititz, PA	148	July 1, 2017
Carlisle Regional Medical Center	PinnacleHealth System	Carlisle, PA	165	July 1, 2017
Tomball Regional Medical Center	HCA	Tomball, TX	350	July 1, 2017
South Texas Regional Medical Center	HCA	Jourdanton, TX	67	July 1, 2017
Deaconess Hospital	MultiCare Health System	Spokane, WA	388	July 1, 2017
Valley Hospital	MultiCare Health System	Spokane Valley, WA	123	July 1, 2017
Lake Area Medical Center	CHRISTUS Health	Lake Charles, LA	88	June 30, 2017
Easton Hospital	Steward Health, Inc.	Easton, PA	196	May 1, 2017
Sharon Regional Health System	Steward Health, Inc.	Sharon, PA	258	May 1, 2017
Northside Medical Center	Steward Health, Inc.	Youngstown, OH	355	May 1, 2017
Trumbull Memorial Hospital	Steward Health, Inc.	Warren, OH	311	May 1, 2017
Hillside Rehabilitation Hospital	Steward Health, Inc.	Warren, OH	69	May 1, 2017
Wuesthoff Health System – Rockledge	Steward Health, Inc.	Rockledge, FL	298	May 1, 2017
Wuesthoff Health System – Melbourne	Steward Health, Inc.	Melbourne, FL	119	May 1, 2017
Sebastian River Medical Center	Steward Health, Inc.	Sebastian, FL	154	May 1, 2017
Stringfellow Memorial Hospital	The Health Care Authority of the City of Anniston	Anniston, AL	125	May 1, 2017
Merit Health Gilmore Memorial	Curae Health, Inc.	Amory, MS	95	May 1, 2017
Merit Health Batesville	Curae Health, Inc.	Batesville, MS	112	May 1, 2017

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

A discontinued operation in U.S. GAAP is a disposal that represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. Additional disclosures are required for significant components of the entity that are disposed of or are held for sale but do not qualify as discontinued operations. The divestitures above do not meet the criteria for reporting as discontinued operations and are included in continuing operations for the six months ended June 30, 2018 and 2017.

On May 1, 2017, one or more subsidiaries of the Company sold AllianceHealth Pryor (52 licensed beds) in Pryor, Oklahoma, and its associated assets to Ardent Health Services Inc. for approximately $1 million in cash. This hospital has been reported in the condensed consolidated statements of loss in discontinued operations.

Net operating revenues and loss from discontinued operations for the three and six months ended June 30, 2017 are as follows (in millions):

	Three Months Ended	Six Months Ended
	June 30, 2017	June 30, 2017
Net operating revenues	$21	$45

Loss from operations of entities sold or held for sale before income taxes	$(2)	$(3)
Impairment of hospitals sold or held for sale	(7)	(7)
Loss on sale, net	(1)	(1)

Loss from discontinued operations, before taxes	(10)	(11)
Income tax benefit	(4)	(4)

Loss from discontinued operations, net of taxes	$(6)	$(7)

The following table discloses amounts included in the condensed consolidated balance sheet for the hospitals classified as held for sale as of June 30, 2018 and December 31, 2017 (in millions):

	June 30, 2018	December 31, 2017
Other current assets	$21	$8
Other assets, net	132	12
Accrued liabilities	5	2

Other Hospital Closures

During the three months ended June 30, 2018, the Company completed the planned closure of Twin Rivers Regional Medical Center in Kennett, Missouri. The Company recorded an impairment charge of approximately $4 million during the three months ended June 30, 2018, to adjust the fair value of the supplies, inventory and long-lived assets of this hospital, including property and equipment and capitalized software costs, based on their estimated fair value and future utilization.

6. INCOME TAXES

The total amount of unrecognized benefit that would impact the effective tax rate, if recognized, was approximately $7 million as of June 30, 2018. A total of approximately $4 million of interest and penalties is included in the amount of the liability for uncertain tax positions at June 30, 2018. It is the Company’s policy to recognize interest and penalties related to unrecognized benefits in its condensed consolidated statements of loss as income tax expense.

It is possible the amount of unrecognized tax benefit could change in the next 12 months as a result of a lapse of the statute of limitations and settlements with taxing authorities; however, the Company does not anticipate the change will have a material impact on the Company’s condensed consolidated results of operations or condensed consolidated financial position.

The Company, or one of its subsidiaries, files income tax returns in the United States federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to state income tax examinations for years prior to 2014. The Company’s federal income tax returns for the 2009, 2010, 2014 and 2015 tax years are currently under examination by the Internal Revenue Service. The Company believes the results of these examinations will not be material to its consolidated results of operations or consolidated financial position. The Company has extended the federal statute of limitations through December 31, 2018 for

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Community Health Systems, Inc. for the tax periods ended December 31, 2007, 2008, 2009 and 2010, and through December 31, 2019 for the tax periods ended December 31, 2014 and 2015.

The Company’s effective tax rates were 29.5% and 11.5% for the three months ended June 30, 2018 and 2017, respectively, and 31.5% and 4.9% for the six months ended June 30, 2018 and 2017, respectively. This increase in the Company’s effective tax rate for the three and six months ended June 30, 2018, when compared to the three and six months ended June 30, 2017, was primarily due to the release of a state valuation allowance of approximately $15 million as a result of an enacted tax law change partially offset by approximately $4 million of tax expense recognized on the tax deficiency from stock compensation expense for restricted stock vesting during the six months ended June 30, 2018. Additionally, the rate was impacted by a reduction in the amount of the non-deductible goodwill written off as part of the impairment and gain (loss) on sale of businesses for the six months ended June 30, 2018, compared to the six months ended June 30, 2017, and a disproportionate increase in income from continuing operations before income taxes, when compared to the increase in net income attributable to noncontrolling interest for those same periods, which is not tax affected in the Company’s condensed consolidated financial statements.

Cash paid for income taxes, net of refunds received, resulted in a net refund of $9 million and net cash paid of $5 million during the three months ended June 30, 2018 and 2017, respectively, and a net refund of $9 million and net cash paid of $6 million during the six months ended June 30, 2018 and 2017, respectively.

On December 22, 2017, the U.S. government enacted the Tax Act, which made broad and complex changes to the U.S. tax code, including a permanent reduction in the U.S. federal corporate tax rate from 35% to 21% (“Rate Reduction”).

The Tax Act also made other changes to the U.S. tax code, which changes included, but were not limited to (1) creating a new limitation on deductible interest expense; (2) changing rules related to uses and limitations of net operating loss carryforwards; and (3) modifying the rules governing the deductibility of certain executive compensation.

In December 2017, the SEC staff issued Staff Accounting Bulletin (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act’s enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but the company is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.

The Company has not completed the accounting for the income tax effects of the Tax Act. At December 31, 2017, the Company recorded a discrete net tax expense of $32 million primarily related to provisional amounts under SAB 118 for the remeasurement of U.S. deferred tax assets and liabilities due to Rate Reduction. No changes were recorded to this provisional estimate during the six months ended June 30, 2018. However, this estimate may differ from the final accounting as supplemental legislation, regulatory guidance or evolving technical interpretations become available.

At June 30, 2018, the Company was not able to reasonably estimate and, therefore, has not recorded a provisional amount for the Tax Act’s impact on certain state valuation allowances. The Company will record a provisional amount in the first reporting period in which a reasonable estimate can be determined. Such timing will depend upon the Company’s ability to obtain, prepare and analyze the necessary information to determine whether a valuation allowance needs to be recognized.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2018 are as follows (in millions):

Balance as of December 31, 2017
Goodwill	$7,537
Accumulated impairment losses	(2,814)

4,723

Goodwill acquired as part of acquisitions during current year	7
Goodwill allocated to hospitals held for sale	(77)

Balance as of June 30, 2018
Goodwill	7,467
Accumulated impairment losses	(2,814)

$4,653

Goodwill is allocated to each identified reporting unit, which is defined as an operating segment or one level below the operating segment (referred to as a component of the entity). Management has determined that the Company’s operating segments meet the criteria to be classified as reporting units. At June 30, 2018, the Company had approximately $4.7 billion of goodwill recorded.

Goodwill is evaluated for impairment annually and when an event occurs or circumstances change that, more likely than not, reduce the fair value of the reporting unit below its carrying value. During 2017, the Company adopted ASU 2017-04, which allows a company to record a goodwill impairment when the reporting unit’s carrying value exceeds the fair value determined in step one. In 2017, consistent with prior years, the Company performed its annual goodwill evaluation during the fourth quarter as of September 30, 2017, and then an updated evaluation as of November 30, 2017 due to the identification of certain impairment indicators. With the elimination of the time-intensive step two calculation to determine the implied value of goodwill, the Company has considered the additional benefits of performing the annual goodwill evaluation later in the fourth quarter to coincide with the timing of the next fiscal year’s budgeting and financial projection process. Based on these considerations, the Company has elected to change the annual goodwill impairment measurement date to October 31. The next annual goodwill evaluation will be performed during the fourth quarter of 2018 with an October 31, 2018 measurement date, or sooner if the Company identifies certain indicators of impairment.

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

As noted above, during the three months ended December 31, 2017, the Company identified certain indicators of impairment occurring following its annual goodwill evaluation that required an interim goodwill impairment evaluation, which was performed as of November 30, 2017. Those indicators were primarily a further decline in the Company’s market capitalization and fair value of the Company’s long-term debt during November 2017. The Company performed an estimated calculation of fair value in step one of the impairment test at November 30, 2017, which indicated that the carrying value of the hospital operations reporting unit exceeded its fair value. As a result of this evaluation and the early adoption of ASU 2017-04, the Company recorded a non-cash impairment charge of $1.419 billion to goodwill during the three months ended December 31, 2017.

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

Intangible Assets

No intangible assets other than goodwill were acquired during the six months ended June 30, 2018. The gross carrying amount of the Company’s other intangible assets subject to amortization was $18 million at both June 30, 2018 and December 31, 2017, and the net carrying amount was $9 million and $10 million at June 30, 2018 and December 31, 2017, respectively. The carrying amount of the Company’s other intangible assets not subject to amortization was $75 million and $79 million at June 30, 2018 and December 31, 2017, respectively. Other intangible assets are included in other assets, net on the Company’s condensed consolidated balance sheets. Substantially all of the Company’s intangible assets are contract-based intangible assets related to operating licenses, management contracts, tradenames, or non-compete agreements entered into in connection with prior acquisitions.

The weighted-average remaining amortization period for the intangible assets subject to amortization is approximately seven years. There are no expected residual values related to these intangible assets. Amortization expense on these intangible assets was less than $1 million and $1 million during the three months ended June 30, 2018 and 2017, respectively, and $1 million and $3 million for the six months ended June 30, 2018 and 2017, respectively. Amortization expense on intangible assets is estimated to be $1 million for the remainder of 2018, $2 million in 2019, $1 million in 2020, $1 million in 2021, $1 million in 2022, $1 million in 2023 and $2 million thereafter.

The gross carrying amount of capitalized software for internal use was approximately $1.2 billion at June 30, 2018 and December 31, 2017, and the net carrying amount was approximately $387 million and $416 million at June 30, 2018 and December 31, 2017, respectively. The estimated amortization period for capitalized internal-use software is generally three years, except for capitalized costs related to significant system conversions, which is generally eight to ten years. There is no expected residual value for capitalized internal-use software. At June 30, 2018, there was approximately $44 million of capitalized costs for internal-use software that is currently in the development stage and will begin amortization once the software project is complete and ready for its intended use. Amortization expense on capitalized internal-use software was $34 million and $47 million during the three months ended June 30, 2018 and 2017, respectively, and $70 million and $95 million for the six months ended June 30, 2018 and 2017, respectively. Amortization expense on capitalized internal-use software is estimated to be $69 million for the remainder of 2018, $115 million in 2019, $81 million in 2020, $53 million in 2021, $36 million in 2022, $20 million in 2023 and $13 million thereafter.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

8. EARNINGS PER SHARE

The following table sets forth the components of the numerator and denominator for the computation of basic and diluted (loss) earnings per share for loss from continuing operations, discontinued operations and net loss attributable to Community Health Systems, Inc. common stockholders (in millions, except share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Numerator:
Loss from continuing operations, net of taxes	$(91)	$(116)	$(98)	$(292)
Less: Income from continuing operations attributable to noncontrolling interests, net of taxes	19	15	37	36

Loss from continuing operations attributable to Community Health Systems, Inc. common stockholders — basic and diluted	$(110)	$(131)	$(135)	$(328)

Loss from discontinued operations, net of taxes	$-	$(6)	$-	$(7)
Less: Loss from discontinued operations attributable to noncontrolling interests, net of taxes	-	-	-	-

Loss from discontinued operations attributable to Community Health Systems, Inc. common stockholders — basic and diluted	$-	$(6)	$-	$(7)

Denominator:
Weighted-average number of shares outstanding — basic	112,837,944	111,909,858	112,566,230	111,582,911
Effect of dilutive securities:
Restricted stock awards	-	-	-	-
Employee stock options	-	-	-	-
Other equity-based awards	-	-	-	-

Weighted-average number of shares outstanding — diluted	112,837,944	111,909,858	112,566,230	111,582,911

The Company generated a loss from continuing operations attributable to Community Health Systems, Inc. common stockholders for the three and six-month periods ended June 30, 2018 and 2017, so the effect of dilutive securities is not considered because their effect would be antidilutive. If the Company had generated income from continuing operations, the effect of restricted stock awards on the diluted shares calculation would have been an increase of 47,754 shares and 215,313 shares during the three months ended June 30, 2018 and 2017, respectively, and 60,558 shares and 147,043 shares for the six months ended June 30, 2018 and 2017, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Dilutive securities outstanding not included in the computation of earnings per share because their effect is antidilutive:
Employee stock options and restricted stock awards	1,792,512	2,360,317	1,856,431	2,934,023

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

9. STOCKHOLDERS’ DEFICIT

Authorized capital shares of the Company include 400,000,000 shares of capital stock consisting of 300,000,000 shares of common stock and 100,000,000 shares of preferred stock. Each of the aforementioned classes of capital stock has a par value of $0.01 per share. Shares of preferred stock, none of which were outstanding as of June 30, 2018, may be issued in one or more series having such rights, preferences and other provisions as determined by the Board of Directors without approval by the holders of common stock.

On November 6, 2015, the Company adopted an open market repurchase program for up to 10,000,000 shares of the Company’s common stock, not to exceed $300 million in repurchases. The repurchase program will expire on the earlier of November 5, 2018, when the maximum number of shares has been repurchased, or when the maximum dollar amount has been expended. During the year ended December 31, 2015, the Company repurchased and retired 532,188 shares at a weighted-average price of $27.31 per share, which is the cumulative number of shares repurchased and retired under this program. No shares were repurchased under this program during the years ended December 31, 2016 and 2017. In addition, no shares were repurchased under this program during the six months ended June 30, 2018.

The Company is a holding company which operates through its subsidiaries. The Company’s Credit Facility and the indentures governing each series of our outstanding notes contain various covenants under which the assets of the subsidiaries of the Company are subject to certain restrictions relating to, among other matters, dividends and distributions, as referenced in the paragraph below.

With the exception of a special cash dividend of $0.25 per share paid by the Company in December 2012, historically, the Company has not paid any cash dividends. Subject to certain exceptions, the Company’s Credit Facility limits the ability of the Company’s subsidiaries to pay dividends and make distributions to the Company, and limits the Company’s ability to pay dividends and/or repurchase stock, to an amount not to exceed $200 million in the aggregate plus an additional $25 million in any particular year plus the aggregate amount of proceeds from the exercise of stock options. The indentures governing each series of our outstanding notes also restrict the Company’s subsidiaries from, among other matters, paying dividends and making distributions to the Company, which thereby limits the Company’s ability to pay dividends and/or repurchase stock. As of June 30, 2018, under the most restrictive test in these agreements (and subject to certain exceptions), the Company has approximately $225 million available with which to pay permitted dividends and/or repurchase shares of stock.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following schedule presents the reconciliation of the carrying amount of total equity, equity attributable to the Company, and equity attributable to the noncontrolling interests for the six-month period ended June 30, 2018 (in millions):

		Community Health Systems, Inc. Stockholders
	Redeemable Noncontrolling Interest	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total Stockholders’ Deficit
Balance, December 31, 2017	$527	$1	$2,014	$(21)	$(2,761)	$75	$(692)
Comprehensive income (loss)	21	-	-	24	(135)	16	(95)
Adoption of new accounting standards	-	-	-	(12)	12	-	-
Contributions from noncontrolling interests	-	-	-	-	-	1	1
Distributions to noncontrolling interests	(37)	-	-	-	-	(15)	(15)
Purchase of subsidiary shares from noncontrolling interests	(2)	-	(3)	-	-	(1)	(4)
Adjustment to redemption value of redeemable noncontrolling interests	5	-	(5)	-	-	-	(5)
Share-based compensation	-	-	7	-	-	-	7

Balance, June 30, 2018	$514	$1	$2,013	$(9)	$(2,884)	$76	$(803)

The following schedule discloses the effects of changes in the Company’s ownership interest in its less-than-wholly-owned subsidiaries on Community Health Systems, Inc. stockholders’ deficit (in millions):

Six Months Ended
June 30, 2018
Net loss attributable to Community Health Systems, Inc. stockholders	$(135)
Transfers from the noncontrolling interests:
Net decrease in Community Health Systems, Inc. paid-in-capital for purchase of subsidiary partnership interests	(3)

Net transfers from the noncontrolling interests	(3)

Change to Community Health Systems, Inc. stockholders’ deficit from net loss attributable to Community Health Systems, Inc. stockholders and transfers to noncontrolling interests	$(138)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

10. LONG-TERM DEBT

Long-term debt, net of unamortized debt issuance costs and discounts or premiums, consists of the following (in millions):

	June 30,	December 31,
	2018	2017
Credit Facility:
Term G Loan	$1,013	$1,037
Term H Loan	1,857	1,903
8% Senior Notes due 2019	155	1,925
7 1⁄8% Senior Notes due 2020	121	1,200
5 1⁄8% Senior Secured Notes due 2021	1,000	1,000
6 7⁄8% Senior Notes due 2022	2,632	3,000
6 1⁄4% Senior Secured Notes due 2023	3,100	3,100
Junior-Priority Secured Notes due 2023	1,770	-
Junior-Priority Secured Notes due 2024	1,355	-
Receivables Facility	-	565
ABL Facility	538	-
Capital lease obligations	298	304
Other	55	48
Less: Unamortized deferred debt issuance costs and note premium	(180)	(169)

Total debt	13,714	13,913
Less: Current maturities	(41)	(33)

Total long-term debt	$13,673	$13,880

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

The loans under the Credit Facility bear interest on the outstanding unpaid principal amount at a rate equal to an applicable percentage plus, at CHS’ option, either (a) an Alternate Base Rate (as defined) determined by reference to the greater of (1) the Prime Rate (as defined) announced by Credit Suisse or (2) the NYFRB Rate (as defined) plus 0.50% or (3) the adjusted London Interbank Offered Rate (“LIBOR”) on such day for a three-month interest period commencing on the second business day after such day plus 1% or (b) LIBOR. In addition, the margin in respect of the Revolving Facility will be subject to adjustment determined by reference to a leverage-based pricing grid. Based on our current leverage, loans in respect of the Revolving Facility currently accrue interest at a rate per annum equal to LIBOR plus 2.75%, in the case of LIBOR borrowings, and Alternate Base Rate plus 1.75%, in the case of Alternate Base Rate borrowings. Prior to the Credit Facility amendment discussed below, the Term G Loan and Term H Loan accrued interest at a rate per annum equal to LIBOR plus 2.75% and 3.00%, respectively, in the case of LIBOR borrowings, and Alternate Base Rate plus 1.75% and 2.00%, respectively, in the case of Alternate Base Rate borrowings. The Term G Loan and the Term H Loan are subject to a 1.00% LIBOR floor and a 2.00% Alternate Base Rate floor.

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

The Credit Facility contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the Company’s and its subsidiaries’ ability, subject to certain exceptions, to, among other things (1) declare dividends, make distributions or redeem or repurchase capital stock, (2) prepay, redeem or repurchase other debt, (3) incur liens or grant negative pledges, (4) make loans and investments and enter into acquisitions and joint ventures, (5) incur additional indebtedness or provide certain guarantees, (6) make capital expenditures, (7) engage in mergers, acquisitions and asset sales, (8) conduct transactions with affiliates, (9) alter the nature of the Company’s businesses, (10) grant certain guarantees with respect to physician practices, (11) engage in sale and leaseback transactions or (12) change the Company’s fiscal year. The Company is also required to comply with specified financial covenants (consisting of a first lien net debt to consolidated EBITDA leverage ratio) and various affirmative covenants. Under the Credit Facility, the first lien net debt to consolidated EBITDA ratio is calculated as the ratio of total first lien debt, less unrestricted cash and cash equivalents, to consolidated EBITDA, as defined in the Credit Facility. The calculation of consolidated EBITDA as defined in the Credit Facility is a trailing 12-month calculation that begins with net income attributable to the Company, with certain pro forma adjustments to consider the impact of material acquisitions or divestitures, and adjustments for interest, taxes, depreciation and amortization, net income attributable to noncontrolling interests, stock compensation expense, restructuring costs, and the financial impact of other non-cash or non-recurring items recorded during any such 12-month period. For the 12-month period ended June 30, 2018, the first lien net debt to consolidated EBITDA ratio financial covenant under the Credit Facility limited the ratio of first lien net debt to consolidated EBITDA, as defined, to less than or equal to 5.25 to 1.00. The Company was in compliance with all such covenants at June 30, 2018, with a first lien net debt to consolidated EBITDA ratio of approximately 4.91 to 1.00.

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

As of June 30, 2018, the availability for additional borrowings under the Credit Facility, subject to certain limitations as set forth in the Credit Facility, was approximately $425 million pursuant to the Revolving Facility, of which $88 million is in the form of outstanding letters of credit. CHS has the ability to amend the Credit Facility to provide for one or more tranches of term loans or increases in the Revolving Facility in an aggregate principal amount of up to $1.5 billion, only $1.0 billion of which is effectively available because of the Company’s additional undertakings in connection with the Loan Modification Agreement. As of June 30, 2018, the weighted-average interest rate under the Credit Facility, excluding swaps, was 6.6%.

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

On March 23, 2018, the Company and CHS entered into the Fourth Amendment and Restatement Agreement to the Credit Facility (the “Agreement”). In addition to including the changes described in the paragraph above, the Company further modified its ability to retain asset sale proceeds, and instead to apply them to prepayments of term loans based on pro forma first lien leverage. To the extent the pro forma ratio of first lien net debt to consolidated EBITDA is greater than or equal to 4.25 to 1.00, 100% of net cash proceeds of asset sales will be applied to prepay term loans; to the extent the pro forma first lien leverage ratio is less than 4.25 to 1.00 but greater than or equal to 3.75 to 1.0, 50% of such proceeds will be applied to prepay term loans; and to the extent the first lien leverage ratio is less than 3.75 to 1.00, there will be no requirement to prepay term loans with such proceeds. The Agreement also amended the Credit Facility to permit CHS to incur debt under either an asset-based loan (“ABL”) facility in an amount up to $1.0 billion or maintain its Asset-Backed Securitization program. The Revolving Facility would be reduced to $425 million upon the effectiveness of the contemplated ABL facility. The Agreement also reduced the availability for incremental tranches of term loans or increases in the Revolving Facility to $500 million and removed the secured net leverage incurrence test with respect to junior secured debt. Term G Loans will accrue interest at a rate per annum initially equal to LIBOR plus 3.00%, in the case of LIBOR borrowings, and Alternate Base Rate plus 2.00%, in the case of Alternate Base Rate borrowing. Term H Loans will accrue interest at a rate per annum initially equal to LIBOR plus 3.25%, in the case of LIBOR borrowings, and Alternate Base Rate plus 2.25%, in the case of Alternate Base Rate borrowing.

On April 3, 2018, the Company and CHS entered into an asset-based loan (ABL) credit agreement (the “ABL Credit Agreement”) (as further described below), with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders and other agents party thereto. Pursuant to the ABL Credit Agreement, the lenders have extended to CHS a revolving asset-based loan facility (the “ABL Facility”) in the maximum aggregate principal amount of $1.0 billion, subject to borrowing base capacity. The ABL facility includes borrowing capacity available for letters of credit of $50 million. CHS and all domestic subsidiaries of CHS that guarantee CHS’ other outstanding senior and senior secured indebtedness guarantee the obligations of CHS under the ABL Facility. In conjunction with the closing of the ABL Facility, the wholly-owned special-purpose entity that owned the Receivables pledged under the previous Receivables Facility became a subsidiary guarantor under the Credit Facility and CHS’ outstanding notes. Subject to certain exceptions, all obligations under the ABL Facility and the related guarantees are secured by a perfected first-priority security interest in substantially all of the Receivables, deposit, collection and other accounts and contract rights, books, records and other instruments related to the foregoing of the Company, CHS and the guarantors as well as a perfected junior-priority security interest in substantially all of the other assets of the Company, CHS and the guarantors, subject to customary exceptions and intercreditor arrangements. The revolving credit commitments under the Credit Facility were reduced to $425 million upon the effectiveness of the ABL Facility. In connection with entering into the ABL Credit Agreement and the ABL Facility, the Company repaid in full and terminated its Receivables Facility. The outstanding borrowings pursuant to the ABL Facility at June 30, 2018 totaled $538 million on the condensed consolidated balance sheet.

On June 22, 2018, CHS completed its previously announced offers to exchange certain of its outstanding senior unsecured notes due 2019, 2020 and 2022 for new junior-priority secured notes due 2023 and 2024, the terms and amounts of which are further discussed below.

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

On June 22, 2018, CHS issued approximately $1.770 billion aggregate principal amount of new Junior-Priority Secured Notes due 2023 (the “2023 Junior-Priority Notes”) in exchange for the same amount of 8% Senior Notes. The terms of the 2023 Junior-Priority Notes are described below. Following this exchange, CHS had $155 million aggregate principal amount of 8% Senior Notes outstanding.

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

Period	Redemption Price
July 15, 2018 to July 14, 2020	100.000%

On June 22, 2018, CHS issued approximately $1.079 billion aggregate principal amount of new Junior-Priority Secured Notes due 2024 (the “2024 Junior-Priority Notes”) in exchange for the same amount of 7 1⁄8% Senior Notes. The terms of the 2024 Junior-Priority Notes are described below. Following this exchange, CHS had $121 million aggregate principal amount of 7 1⁄8% Senior Notes outstanding.

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

On June 22, 2018, CHS issued approximately $276 million aggregate principal amount of the 2024 Junior-Priority Notes in exchange for approximately $368 million of 6 7⁄8% Senior Notes. Following this exchange, CHS had $2.632 billion aggregate principal amount of 6 7⁄8% Senior Notes outstanding.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

6 1⁄4% Senior Secured Notes due 2023

On March 16, 2017, CHS completed a public offering of $2.2 billion aggregate principal amount of 6 1⁄4% Senior Secured Notes due 2023 (the “6 1⁄4% Senior Secured Notes”). The net proceeds from this issuance were used to finance the purchase or redemption of $700 million aggregate principal amount of CHS’ then outstanding 2018 Senior Secured Notes and related fees and expenses, and the repayment of $1.445 billion of the Term F Facility. On May 12, 2017, CHS completed a tack-on offering of $900 million aggregate principal amount of 6 1⁄4% Senior Secured Notes, increasing the total aggregate principal amount of 6 1⁄4% Senior Secured Notes to $3.1 billion. A portion of the net proceeds from this issuance were used to finance the repayment of approximately $713 million aggregate principal amount of CHS’ then outstanding Term A Facility and related fees and expenses. The tack-on notes have identical terms, other than issue date and issue price as the 6 1⁄4% Senior Secured Notes issued on March 16, 2017. The 6 1⁄4% Senior Secured Notes bear interest at 6.250% per annum, payable semiannually in arrears on March 31 and September 30, commencing September 30, 2017. Interest on the 6 1⁄4% Senior Secured Notes accrues from the date of original issuance. Interest is calculated on the basis of a 360-day year comprised of twelve 30-day months. The 6 1⁄4% Senior Secured Notes are secured by a first-priority lien subject to a shared lien of equal priority with certain other obligations, including obligations under the Credit Facility and the 2021 Senior Secured Notes, and subject to prior ranking liens permitted by the indenture governing the 6 1⁄4% Senior Secured Notes on substantially the same assets, subject to certain exceptions, that secure CHS’ obligations under the Credit Facility and the 2021 Senior Secured Notes.

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

Junior-Priority Secured Notes due 2023

On June 22, 2018, CHS completed a private offering of $1.770 billion aggregate principal amount of the 2023 Junior-Priority Notes in exchange for the same amount of 8% Senior Notes. The 2023 Junior-Priority Notes bear interest at (i) 11% per annum from June 22, 2018 to, but excluding, June 22, 2019 and (ii) 9 7⁄8% per annum from June 22, 2019 until maturity, payable semiannually in arrears on June 30 and December 31. Interest on the 2023 Junior-Priority Notes accrues from the date of original issuance with the first interest payment date on December 31, 2018. Interest is calculated on the basis of a 360-day year comprised of twelve 30-day months.

Prior to June 30, 2020, CHS may redeem some or all of the 2023 Junior-Priority Notes at a redemption price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest, if any, plus a “make-whole” premium, as described in the indenture governing the 2023 Junior-Priority Notes. After June 30, 2020, CHS is entitled, at its option, to redeem all or a portion of the 2023 Junior-Priority Notes upon not less than 30 nor more than 60 days’ notice, at the following redemption prices (expressed as a percentage of principal amount on the redemption date), plus accrued and unpaid interest, if any, to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date), if redeemed during the periods set forth below:

Period	Redemption Price
June 30, 2020 to June 30, 2021	107.406%
July 1, 2021 to June 30, 2022	103.703%
July 1, 2022 to June 30, 2023	100.000%

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

In addition, at any time prior to June 30, 2020, CHS may redeem up to 40% of the aggregate principal amount of the 2023 Junior-Priority Notes with the proceeds of certain equity offerings at 109.875%, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date.

Junior-Priority Secured Notes due 2024

On June 22, 2018, CHS completed a private offering of $1.355 billion aggregate principal amount of the 2024 Junior-Priority Notes in exchange for approximately $1.079 billion of 7 1⁄8% Senior Notes and approximately $368 million of 6 7⁄8% Senior Notes. The 2024 Junior-Priority Notes bear interest at a rate of 8 1⁄8% per annum, payable semiannually in arrears on June 30 and December 31. Interest on the 2024 Junior-Priority Notes accrues from the date of original issuance with the first interest payment date on December 31, 2018. Interest is calculated on the basis of a 360-day year comprised of twelve 30-day months.

Prior to June 30, 2021, CHS may redeem some or all of the 2024 Junior-Priority Notes at a redemption price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest, if any, plus a “make-whole” premium, as described in the indenture governing the 2024 Junior-Priority Notes. After June 30, 2021, CHS is entitled, at its option, to redeem all or a portion of the 2024 Junior-Priority Notes upon not less than 30 nor more than 60 days’ notice, at the following redemption prices (expressed as a percentage of principal amount on the redemption date), plus accrued and unpaid interest, if any, to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date), if redeemed during the periods set forth below:

Period	Redemption Price
June 30, 2021 to June 30, 2022	104.063%
July 1, 2022 to June 30, 2023	102.031%
July 1, 2023 to June 30, 2024	100.000%

In addition, at any time prior to June 30, 2021, CHS may redeem up to 40% of the aggregate principal amount of the 2024 Junior-Priority Notes with the proceeds of certain equity offerings at 108.125%, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date.

The indentures governing each of the 2023 Junior-Priority Notes and 2024 Junior-Priority Notes also prohibit CHS from purchasing, repurchasing, redeeming, defeasing or otherwise acquiring or retiring any outstanding 8% Senior Notes and 7 1⁄8% Senior Notes after the consummation of the exchange offers described above with: (a) cash or cash equivalents on hand as of the consummation of such exchange offers; (b) cash generated from operations; (c) proceeds from assets sales; or (d) proceeds from the issuance of, or in exchange for, secured debt, in each case, prior to the date that is 60 days prior to the relevant maturity dates of such 8% Senior Notes and 7 1⁄8% Senior Notes, as applicable.

Receivables Facility

Prior to the effectiveness of the ABL Facility described above, CHS, through certain of its subsidiaries, participated in an accounts receivable loan agreement (the “Receivables Facility”) with a group of lenders and banks, Credit Agricolé Corporate and Investment Bank, as a managing agent and as the administrative agent. Patient-related accounts receivable (the “Receivables”) for certain affiliated hospitals served as collateral for the outstanding borrowings under the Receivables Facility. The interest rate on the borrowings was based on the commercial paper rate plus an applicable interest rate spread. The Receivables Facility was repaid in full and terminated upon the effectiveness of the ABL Facility on April 3, 2018.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

(Gain) Loss from Early Extinguishment of Debt

The financing and repayment transactions discussed above resulted in a gain from early extinguishment of debt of $64 million and a loss from early extinguishment of debt of $10 million for the three months ended June 30, 2018 and 2017, respectively, and an after-tax gain of $50 million and after-tax loss of $7 million for the three months ended June 30, 2018 and 2017, respectively. Gain from early extinguishment of debt was $59 million and a loss from early extinguishment of debt of $31 million for the six months ended June 30, 2018 and 2017, respectively, and an after-tax gain of $46 million and an after-tax loss of $20 million for the six months ended June 30, 2018 and 2017, respectively.

Other Debt

As of June 30, 2018, other debt consisted primarily of other obligations maturing in various installments through 2028.

To limit the effect of changes in interest rates on a portion of the Company’s long-term borrowings, the Company is a party to 8 separate interest swap agreements in effect at June 30, 2018, with an aggregate notional amount for currently effective swaps of $2.2 billion. On each of these swaps, the Company receives a variable rate of interest based on the three-month LIBOR in exchange for the payment of a fixed rate of interest. See Note 11 for additional information regarding these swaps.

The Company paid interest of $274 million and $130 million on borrowings during the three months ended June 30, 2018 and 2017, respectively, and $486 million and $409 million for the six months ended June 30, 2018 and 2017, respectively.

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments has been estimated by the Company using available market information as of June 30, 2018 and December 31, 2017, and valuation methodologies considered appropriate. The estimates presented in the table below are not necessarily indicative of amounts the Company could realize in a current market exchange (in millions):

	June 30, 2018		December 31, 2017
	Carrying	Estimated Fair	Carrying	Estimated Fair
	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	$208	$208	$563	$563
Investments in equity securities	141	141	-	-
Available-for-sale securities	117	117	252	252
Trading securities	-	-	37	37
Liabilities:
Contingent Value Right	3	3	2	2
Credit Facility	2,834	2,828	2,902	2,826
8% Senior Notes due 2019	155	151	1,922	1,637
7 1⁄8% Senior Notes due 2020	121	108	1,192	897
5 1⁄8% Senior Secured Notes due 2021	981	927	978	902
6 7⁄8% Senior Notes due 2022	2,587	1,356	2,943	1,729
6 1⁄4% Senior Secured Notes due 2023	3,064	2,840	3,061	2,800
Junior-Priority Secured Notes due 2023	1,749	1,597	-	-
Junior-Priority Secured Notes due 2024	1,338	1,119	-	-
ABL Facility and other debt	587	587	611	611

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

8% Senior Notes due 2019. Estimated fair value is based on the closing market price for these notes.

7 1⁄8% Senior Notes due 2020. Estimated fair value is based on the closing market price for these notes.

5 1⁄8% Senior Secured Notes due 2021. Estimated fair value is based on the closing market price for these notes.

6 7⁄8% Senior Notes due 2022. Estimated fair value is based on the closing market price for these notes.

6 1⁄4% Senior Secured Notes due 2023. Estimated fair value is based on the closing market price for these notes.

Junior-Priority Secured Notes due 2023. Estimated fair value is based on the closing market price for these notes.

Junior-Priority Secured Notes due 2024. Estimated fair value is based on the closing market price for these notes.

ABL Facility and other debt. The carrying amount of the ABL Facility and all other debt (which, at December 31, 2017 includes the Receivables Facility) approximates fair value due to the nature of these obligations.

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

The Company assesses the effectiveness of its hedge instruments on a quarterly basis. For the six months ended June 30, 2018 and 2017, the Company completed an assessment of the cash flow hedge instruments and determined the hedges to be highly effective. The Company has also determined that the ineffective portion of the hedges do not have a material effect on the Company’s condensed consolidated financial position, operations or cash flows. The counterparties to the interest rate swap agreements expose the Company to credit risk in the event of nonperformance. However, at June 30, 2018, most of the swap agreements entered into by the Company were in a net liability position such that the Company would be required to make the net settlement payments to the counterparties; the Company does not anticipate nonperformance by those counterparties. The Company does not hold or issue derivative financial instruments for trading purposes.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Interest rate swaps consisted of the following at June 30, 2018:

				Asset (Liability)
	Notional Amount			Fair Value
Swap #	(in millions)	Fixed Interest Rate	Termination Date	(in millions)
1	$400	1.882%	August 30, 2019	$3
2	200	2.515%	August 30, 2019	-
3	200	2.613%	August 30, 2019	-
4	300	2.041%	August 30, 2020	5
5	300	2.738%	August 30, 2020	-
6	300	2.892%	August 30, 2020	(1)
7	300	2.363%	January 27, 2021	3
8	200	2.368%	January 27, 2021	3

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

Assuming no change in interest rates in effect as of June 30, 2018, approximately $2 million of interest expense resulting from the spread between the fixed and floating rates defined in each interest rate swap agreement will be recognized during the next 12 months. If interest rate swaps do not remain highly effective as a cash flow hedge, the derivatives’ gains or losses resulting from the change in fair value reported through OCI will be reclassified into earnings.

The following tabular disclosure provides the amount of pre-tax gain (loss) recognized as a component of OCI during the three and six months ended June 30, 2018 and 2017 (in millions):

	Amount of Pre-Tax Gain (Loss) Recognized in OCI (Effective Portion)
Derivatives in Cash Flow Hedging	Three Months Ended June 30,		Six Months Ended June 30,
Relationships	2018	2017	2018	2017
Interest rate swaps	$6	$(8)	$23	$(8)

The following tabular disclosure provides the location of the effective portion of the pre-tax loss reclassified from accumulated other comprehensive loss (“AOCL”) into interest expense on the condensed consolidated statements of loss during the three and six months ended June 30, 2018 and 2017 (in millions):

	Amount of Pre-Tax Loss Reclassified
	from AOCL into Income (Effective Portion)
Location of Loss Reclassified from	Three Months Ended June 30,		Six Months Ended June 30,
AOCL into Income (Effective Portion)	2018	2017	2018	2017
Interest expense, net	$2	$8	$7	$17

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The fair values of derivative instruments in the condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017 were as follows (in millions):

	Asset Derivatives				Liability Derivatives
	June 30, 2018		December 31, 2017		June 30, 2018		December 31, 2017
	Balance		Balance		Balance		Balance
	Sheet		Sheet		Sheet		Sheet
	Location	Fair Value	Location	Fair Value	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments	Other assets, net	$14	Other assets, net	$1	Other long- term liabilities	$1	Other long- term liabilities	$18

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

In instances where the determination of the fair value hierarchy measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment of factors specific to the asset or liability. Transfers between levels within the fair value hierarchy are recognized by the Company on the date of the change in circumstances that requires such transfer. There were no transfers between levels during the six-month periods ending June 30, 2018 or June 30, 2017.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following table sets forth, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 (in millions):

	June 30, 2018	Level 1	Level 2	Level 3
Investments in equity securities	$141	$141	$-	$-
Available-for-sale securities	117	-	117	-
Fair value of interest rate swap agreements	14	-	14	-

Total assets	$272	$141	$131	$-

Contingent Value Right (CVR)	$3	$3	$-	$-
CVR-related liability	263	-	-	263
Fair value of interest rate swap agreements	1	-	1	-

Total liabilities	$267	$3	$1	$263

	December 31, 2017	Level 1	Level 2	Level 3
Available-for-sale securities	$252	$132	$120	$-
Trading securities	37	37	-	-
Fair value of interest rate swap agreements	1	-	1	-

Total assets	$290	$169	$121	$-

Contingent Value Right (CVR)	$2	$2	$-	$-
CVR-related liability	256	-	-	256
Fair value of interest rate swap agreements	18	-	18	-

Total liabilities	$276	$2	$18	$256

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

Contingent Value Right (CVR)

The CVR represents the estimate of the fair value for the contingent consideration paid to HMA shareholders as part of the HMA merger. The CVR is listed on the Nasdaq and the valuation at June 30, 2018 is based on the quoted trading price for the CVR on the last day of the period. Changes in the estimated fair value of the CVR are recorded through the condensed consolidated statements of loss.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

CVR-related Liability

The CVR-related legal liability represents the Company’s estimate of fair value at June 30, 2018 of the liability associated with the legal matters assumed in the HMA merger, which are included in other long-term liabilities in the accompanying condensed consolidated balance sheet. This liability did not include those matters previously accrued by HMA as a probable contingency, which were settled and paid during the year ended December 31, 2015. To develop the estimate of fair value, the Company engaged an independent third-party valuation firm to measure the liability. The valuation was made utilizing the Company’s estimates of future outcomes for each legal case and simulating future outcomes based on the timing, probability and distribution of several scenarios using a Monte Carlo simulation model. Other inputs were then utilized for discounting the liability to the measurement date. The HMA legal matters underlying this fair value estimate were evaluated by management to determine the likelihood and impact of each of the potential outcomes. Using that information, as well as the potential correlation and variability associated with each case, a fair value was determined for the estimated future cash outflows to conclude or settle the HMA legal matters included in the analysis, excluding legal fees (which are expensed as incurred). Because of the unobservable nature of the majority of the inputs used to value the liability, the Company has classified the fair value measurement as a Level 3 measurement in the fair value hierarchy.

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

The Company incorporates CVAs to appropriately reflect both its own nonperformance or credit risk and the respective counterparty’s nonperformance or credit risk in the fair value measurements. In adjusting the fair value of its interest rate swap agreements for the effect of nonperformance or credit risk, the Company has considered the impact of any netting features included in the agreements. The CVA on the Company’s interest rate swap agreements had an immaterial effect on the fair value of the related asset or liability at June 30, 2018. The CVA on the Company’s interest rate swap agreements resulted in a decrease in the fair value of the related liability of $1 million and an after-tax adjustment of less than $1 million to OCI at December 31, 2017.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

13. EMPLOYEE BENEFIT PLANS

The Company provides an unfunded Supplemental Executive Retirement Plan (“SERP”) for certain members of its executive management. The Company uses a December 31 measurement date for the benefit obligations and a January 1 measurement date for its net periodic costs for the SERP. Variances from actuarially assumed rates will result in increases or decreases in benefit obligations and net periodic cost in future periods. Benefits expense under the SERP was $2 million and $3 million for the three months ended June 30, 2018 and 2017, respectively, and $4 million and $7 million for the six months ended June 30, 2018 and 2017, respectively. The accrued benefit liability for the SERP totaled $71 million and $83 million at June 30, 2018 and December 31, 2017, respectively, and is included in other long-term liabilities on the condensed consolidated balance sheets. The weighted-average assumptions used in determining net periodic cost for the three months ended June 30, 2018 was a discount rate of 3.4% and annual salary increase of 2.0%. The Company had equity investment securities in a rabbi trust generally designated to pay benefits of the SERP in the amounts of $83 million and $99 million at June 30, 2018 and December 31, 2017, respectively. These amounts are included in other assets, net on the condensed consolidated balance sheets.

During the six months ended June 30, 2018, certain members of executive management of the Company that were participants in the SERP retired and met the requirements for payout of their SERP retirement benefit. The SERP payout provisions require payment to the participant in an actuarially determined lump sum amount six months after the participant retires from the Company. Such amounts were paid out of the rabbi trust during the year ended December 31, 2017. As required by the pension accounting rules in U.S. GAAP, the Company recognized a non-cash settlement loss of $1 million during the six months ended June 30, 2018, and will recognize a non-cash settlement loss of less than $1 million during the remaining six months ending December 31, 2018, which represents a pro-rata portion of the accumulated unrecognized actuarial loss out of accumulated other comprehensive loss.

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

In connection with the spin-off of Quorum Health Corporation (“QHC”), the Company agreed to indemnify QHC for certain liabilities relating to outcomes or events occurring prior to April 29, 2016, the closing date of the spin-off, including (i) certain claims and proceedings that were known to be outstanding at or prior to the consummation of the spin-off and involved multiple facilities and (ii) certain claims, proceedings and investigations by governmental authorities or private plaintiffs related to activities occurring at or related to QHC’s healthcare facilities prior to the closing date of the spin-off, but only to the extent, in the case of clause (ii), that such claims are covered by insurance policies maintained by the Company, including professional liability and employer practices. In this regard, the Company continues to be responsible for HMA Legal Matters (as defined below) covered by the CVR agreement that relate to QHC’s business, and any amounts payable by the Company in connection therewith will continue to reduce the amount payable by the Company in respect of the CVRs. Notwithstanding the foregoing, the Company is not required to indemnify QHC in respect of any claims or proceedings arising out of or related to the business operations of Quorum Health Resources, LLC at any time or QHC’s compliance with the corporate integrity agreement. Subsequent to the spin-off of QHC, the Office of the Inspector General provided the Company with written assurance that it would look solely at QHC for compliance for its facilities under the Company’s Corporate Integrity Agreement; however, the Office of the Inspector General declined to enter into a separate corporate integrity

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

agreement with QHC. In addition, on August 4, 2017, the Company initiated an arbitration against QHC for unpaid amounts due from QHC related to a Computer Data Processing Transition Services Agreement and a Shared Services Transition Services Agreement (“TSAs”) entered into between QHC and the Company in connection with the spin-off. QHC filed a counterclaim, claiming breach of contract and tortious interference, among others. The arbitration began on June 18, 2018 and continued through June 27, 2018. It will reconvene on October 1, 2018. On June 25, 2018, the arbitration panel issued a partial order that the TSAs were enforceable contracts that would continue by their terms until their expiration in April 2021. QHC had attempted to challenge the legal enforceability of both of those agreements. The Company believes the counterclaim is without merit and will vigorously defend against it.

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

The CVRs do not have a finite payment date. Any payments the Company makes under the CVR agreement will be payable within 60 days after the final resolution of the HMA Legal Matters. The CVRs are unsecured obligations of CHS and all payments under the CVRs will be subordinated in right of payment to the prior payment in full of all of the Company’s senior obligations (as defined in the CVR agreement), which include outstanding indebtedness of the Company (subject to certain exceptions set forth in the CVR agreement) and the HMA Losses. The CVR agreement permits the Company to acquire all or some of the CVRs, whether in open market transactions, private transactions or otherwise. As of June 30, 2018, the Company had acquired no CVRs.

The following table represents the impact of legal expenses paid or incurred and settlements paid or deemed final as of June 30, 2018 on the amounts owed to CVR holders (in millions):

		Allocation of Expenses and Settlements Paid
				Reduction to
	Total Expenses		Company’s	Amount Owed
	and Settlement		Responsibility	to CVR Holders
	Cost	Deductible	at 10%	at 90%
As of December 31, 2017	$64	$18	$4	$42
Settlements paid	-	-	-	-
Legal expenses incurred and/or paid during the six months ended June 30, 2018	1	-	1	-

As of June 30, 2018	$65	$18	$5	$42

Amounts owed to CVR holders are dependent on the ultimate resolution of the HMA Legal Matters and determination of HMA Losses incurred. The settlement of any or all of the claims and expenses incurred on behalf of the Company in defending itself will (subject to the deductible) reduce the amounts owed to the CVR holders.

Underlying the CVR agreement are a number of claims included in the HMA Legal Matters asserted against HMA. The Company has recorded a liability in connection with those claims as part of the acquired assets and liabilities at the date of acquisition pursuant

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

to the provisions of Financial Accounting Standards Board Accounting Standards Codification Topic 805 “Business Combinations.” For the estimate of the Company’s liabilities associated with the HMA Legal Matters that will be covered by the CVR and were not previously accrued by HMA, the Company recorded a liability of $284 million as part of the acquisition accounting for the HMA merger based on the Company’s estimate of fair value of such liabilities as of the date of acquisition. There was a $7 million increase in the liability during the six months ended June 30, 2018 and the estimated fair value of such liabilities, after consideration of amounts paid and current estimates of valuation inputs, was $263 million as of June 30, 2018, which is recorded in other long-term liabilities on the accompanying condensed consolidated balance sheet. As of June 30, 2018, there is currently no accrual recorded for the probable contingency claims underlying the CVR agreement. The estimated liability for probable contingency claims underlying the CVR agreement that was previously recorded by HMA, and reflected in the purchase accounting for HMA as an acquired liability has been settled and was paid during the year ended December 31, 2015. In addition, although legal fees are not included in the amounts currently accrued, such legal fees are taken into account in determining HMA Losses under the CVR agreement. Certain significant HMA Legal Matters underlying these liabilities are discussed in greater detail below.

HMA Matters Recorded at Fair Value

Medicare/Medicaid Billing Lawsuits

Beginning during the week of December 16, 2013, eleven qui tam lawsuits filed by private individuals against HMA were unsealed in various United States district courts. The United States has elected to intervene in all or part of eight of these matters; namely U.S. ex rel. Craig Brummer v. Health Management Associates, Inc. et al. (Middle District Georgia) (“Brummer”); U.S. ex rel. Ralph D. Williams v. Health Management Associates, Inc. et al. (Middle District Georgia) (“Williams”); U.S. ex rel. Scott H. Plantz, M.D. et al. v. Health Management Associates, Inc., et al. (Northern District Illinois) (“Plantz”); U.S. ex rel. Thomas L. Mason, M.D. et al. v. Health Management Associates, Inc. et al. (Western District North Carolina) (“Mason”); U.S. ex rel. Jacqueline Meyer, et al. v. Health Management Associates, Inc., Gary Newsome et al. (“Jacqueline Meyer”) (District of South Carolina); U.S. ex rel. George Miller, et al. v. Health Management Associates, Inc. (Eastern District of Pennsylvania) (“Miller”); U.S. ex rel. Bradley Nurkin v. Health Management Associates, Inc. et al. (Middle District of Florida) (“Nurkin”); and U.S. ex rel. Paul Meyer v. Health Management Associates, Inc. et al. (Southern District Florida) (“Paul Meyer”). The United States has elected to intervene with respect to allegations in these cases that certain HMA hospitals inappropriately admitted patients and then submitted reimbursement claims for treating those individuals to federal healthcare programs in violation of the False Claims Act or that certain HMA hospitals had inappropriate financial relationships with physicians which violated the Stark law, the Anti-Kickback Statute, and the False Claims Act. Certain of these complaints also allege the same actions violated various state laws which prohibit false claims. The United States has declined to intervene in three of the eleven matters, namely U.S. ex rel. Anita France, et al. v. Health Management Associates, Inc. (Middle District Florida) (“France”) which involved allegations of wrongful billing and was settled; U.S. ex rel. Sandra Simmons v. Health Management Associates, Inc. et al. (Eastern District Oklahoma) (“Simmons”) which alleges unnecessary surgery by an employed physician and which was settled as to all allegations except alleged wrongful termination; and U.S. ex rel. David Napoliello, M.D. v. Health Management Associates, Inc. (Middle District Florida) (“Napoliello”) which alleges inappropriate admissions. On April 3, 2014, the Multi District Litigation Panel ordered the transfer and consolidation for pretrial proceedings of the eight intervened cases, plus the Napoliello matter, to the District of the District of Columbia under the name In Re: Health Management Associates, Inc. Qui Tam Litigation. On June 2, 2014, the court entered a stay of this matter until October 6, 2014, which was subsequently extended until February 27, 2015, May 27, 2015, September 25, 2015, January 25, 2016, May 25, 2016, September 26, 2016, December 27, 2016, April 27, 2017, August 28, 2017, December 18, 2017, March 19, 2018, June 18, 2018 and now until September 18, 2018. The Company intends to defend against the allegations in these matters, but also continues to cooperate with the government in the ongoing investigation of these allegations. The Company has been in discussions with the Civil Division of the United States Department of Justice (“DOJ”) regarding the resolutions of these matters. During the first quarter of 2015, the Company was informed that the Criminal Division continues to investigate former executive-level employees of HMA, and continues to consider whether any HMA entities should be held criminally liable for the acts of the former HMA employees. The Company is voluntarily cooperating with these inquiries and has not been served with any subpoenas or other legal process.

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

Summary of Recorded Amounts

The table below presents a reconciliation of the beginning and ending liability balances (in millions) during the six months ended June 30, 2018, with respect to the Company’s fair value determination in connection with HMA Legal Matters that were not previously accrued by HMA, and the remaining contingencies of the Company in respect of which an accrual has been recorded. In addition, future legal fees (which are expensed as incurred) and costs related to possible indemnification and criminal investigation matters associated with the HMA Legal Matters have not been accrued or included in the table below. Furthermore, although not accrued, such costs, if incurred, will be taken into account in determining the total amount of reductions applied to the amounts owed to CVR holders.

	CVR-Related	Other
	Liability	Probable
	at Fair Value	Contingencies
Balance as of December 31, 2017	$256	$14
Expense	7	5
Reserve for insured claim	-	4
Cash payments	-	(2)

Balance as of June 30, 2018	$263	$21

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

In the aggregate, attorneys’ fees and other costs incurred but not included in the table above related to probable contingencies, and CVR-related contingencies accounted for at fair value, totaled less than $1 million and $1 million for the three months ended June 30, 2018 and 2017, respectively, and $1 million for both of the six-month periods ended June 30, 2018 and 2017, and are included in other operating expenses in the accompanying condensed consolidated statements of loss.

Matters for which an Outcome Cannot be Assessed

For the following legal matter, due to the uncertainties surrounding the ultimate outcome of the case, the Company cannot at this time assess what the outcome may be and is further unable to determine any estimate of loss or range of loss.

Class Action Shareholder Federal Securities Cases. Three purported class action cases have been filed in the United States District Court for the Middle District of Tennessee; namely, Norfolk County Retirement System v. Community Health Systems, Inc., et al., filed May 9, 2011; De Zheng v. Community Health Systems, Inc., et al., filed May 12, 2011; and Minneapolis Firefighters Relief Association v. Community Health Systems, Inc., et al., filed June 21, 2011. All three seek class certification on behalf of purchasers of the Company’s common stock between July 27, 2006 and April 11, 2011 and allege that misleading statements resulted in artificially inflated prices for the Company’s common stock. In December 2011, the cases were consolidated for pretrial purposes and NYC Funds and its counsel were selected as lead plaintiffs/lead plaintiffs’ counsel. In lieu of ruling on the Company’s motion to dismiss,

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

the court permitted the plaintiffs to file a first amended consolidated class action complaint, which was filed on October 5, 2015. The Company’s motion to dismiss was filed on November 4, 2015 and oral argument was held on April 11, 2016. The Company’s motion to dismiss was granted on June 16, 2016 and on June 27, 2016, the plaintiffs filed a notice of appeal to the Sixth Circuit Court of Appeals. The matter was heard on May 3, 2017. On December 13, 2017, the Sixth Circuit reversed the trial court’s dismissal of the case and remanded it to the District Court. The Company filed a petition for a writ of certiorari to the United States Supreme Court on April 18, 2018 seeking review of the Sixth Circuit’s decision. The Company also filed a renewed partial motion to dismiss on February 9, 2018 in the District Court. The petition and partial motion to dismiss are pending. The Company believes this consolidated matter is without merit and will vigorously defend this case.

15. SUBSEQUENT EVENTS

On July 6, 2018, CHS completed a private offering of $1.033 billion aggregate principal amount of 8 5⁄8% Senior Secured Notes due 2024 (the “8 5⁄8% Senior Secured Notes”). The terms of the 8 5⁄8% Senior Secured Notes are governed by an indenture, dated as of July 6, 2018, among CHS, the Company, the subsidiary guarantors party thereto, Regions Bank, as trustee and Credit Suisse AG, as collateral agent. The 8 5⁄8% Senior Secured Notes bear interest at a rate of 8 5⁄8% per year payable semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 2019. The Notes are unconditionally guaranteed on a senior-priority secured basis by the Company and each of the CHS current and future domestic subsidiaries that provide guarantees under CHS’ senior secured credit facilities, CHS’ ABL facility, any capital market debt securities of CHS (including CHS’ outstanding senior notes) and certain other long-term debt of CHS. Using the proceeds from the offering, the Company repaid the outstanding balance owed under the Term G Loan and paid fees and expenses related to the offering.

On July 18, 2018, one or more subsidiaries of the Company signed a definitive agreement for the sale of Sparks Regional Medical Center (492 licensed beds) in Fort Smith, Arkansas, and Sparks Medical Center (103 licensed beds) in Van Buren, Arkansas and its associated assets to subsidiaries of Baptist Health.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

16. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Senior Notes due 2019, 2020 and 2022, which are senior unsecured obligations of CHS, the 5 1⁄8% Senior Secured Notes due 2021, and the 6 1⁄4% Senior Secured Notes due 2023 (collectively, “the Notes”) are registered securities and are guaranteed on a senior basis by the Company and by certain of its existing and subsequently acquired or organized 100% owned domestic subsidiaries. In addition, equity interests in non-guarantors have been pledged as collateral except for four hospitals owned jointly with non-profit, health organizations. The Notes are fully and unconditionally guaranteed on a joint and several basis, with exceptions considered customary for such guarantees, limited to the release of the guarantee when a subsidiary guarantor’s capital stock is sold, or a sale of all of the subsidiary guarantor’s assets used in operations. The following condensed consolidating financial statements present Community Health Systems, Inc. (as parent guarantor), CHS (as the issuer), the subsidiary guarantors, the subsidiary non-guarantors and eliminations. These condensed consolidating financial statements have been prepared and presented in accordance with SEC Regulation S-X Rule 3-10 “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.”

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

From time to time, subsidiaries of the Company sell and/or repurchase noncontrolling interests in consolidated subsidiaries, which may change subsidiaries between guarantors and non-guarantors. Amounts for prior periods have been revised to reflect the status of guarantors and non-guarantors as of June 30, 2018.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Loss

Three Months Ended June 30, 2018

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated

	(In millions)

Net operating revenues	$-	$(2)	$2,147	$1,417	$-	$3,562
Operating costs and expenses:
Salaries and benefits	-	-	810	807	-	1,617
Supplies	-	-	383	209	-	592
Other operating expenses	-	-	569	310	-	879
Government and other legal settlements and related costs	-	-	1	-	-	1
Rent	-	-	43	42	-	85
Depreciation and amortization	-	-	109	68	-	177
Impairment and (gain) loss on sale of businesses, net	-	14	4	156	-	174

Total operating costs and expenses	-	14	1,919	1,592	-	3,525

(Loss) income from operations	-	(16)	228	(175)	-	37
Interest expense, net	-	98	143	(6)	-	235
(Gain) loss from early extinguishment of debt	-	(65)	1	-	-	(64)
Equity in earnings of unconsolidated affiliates	110	114	198	-	(427)	(5)

(Loss) income from continuing operations before income taxes	(110)	(163)	(114)	(169)	427	(129)
(Benefit from) provision for income taxes	-	(53)	4	11	-	(38)

(Loss) income from continuing operations	(110)	(110)	(118)	(180)	427	(91)
Discontinued operations, net of taxes:
Loss from discontinued operations, net of taxes	-	-	-	-	-	-

Net (loss) income	(110)	(110)	(118)	(180)	427	(91)
Less: Net income attributable to noncontrolling interests	-	-	-	19	-	19

Net (loss) income attributable to Community Health Systems, Inc. stockholders	$(110)	$(110)	$(118)	$(199)	$427	$(110)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Loss

Three Months Ended June 30, 2017

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
Operating revenues (net of contractual allowances and discounts)	$-	$(6)	$2,711	$2,118	$-	$4,823
Provision for bad debts	-	-	377	302	-	679

Net operating revenues	-	(6)	2,334	1,816	-	4,144
Operating costs and expenses:
Salaries and benefits	-	-	897	1,023	-	1,920
Supplies	-	-	412	285	-	697
Other operating expenses	-	-	605	412	-	1,017
Government and other legal settlements and related costs	-	-	7	-	-	7
Electronic health records incentive reimbursement	-	-	(9)	(8)	-	(17)
Rent	-	-	51	53	-	104
Depreciation and amortization	-	-	125	98	-	223
Impairment and (gain) loss on sale of businesses, net	-	-	39	41	-	80

Total operating costs and expenses	-	-	2,127	1,904	-	4,031

(Loss) income from operations	-	(6)	207	(88)	-	113
Interest expense, net	-	87	150	2	-	239
Loss from early extinguishment of debt	-	10	-	-	-	10
Equity in earnings of unconsolidated affiliates	137	50	70	-	(262)	(5)

Loss from continuing operations before income taxes	(137)	(153)	(13)	(90)	262	(131)
(Benefit from) provision for income taxes	-	(16)	38	(37)	-	(15)

(Loss) income from continuing operations	(137)	(137)	(51)	(53)	262	(116)
Discontinued operations, net of taxes:
Income (loss) from operations of entities sold or held for sale	-	-	2	(3)	-	(1)
Impairment of hospitals sold or held for sale	-	-	(5)	-	-	(5)

Loss from discontinued operations, net of taxes	-	-	(3)	(3)	-	(6)

Net (loss) income	(137)	(137)	(54)	(56)	262	(122)
Less: Net income attributable to noncontrolling interests	-	-	-	15	-	15

Net (loss) income attributable to Community Health Systems, Inc. stockholders	$(137)	$(137)	$(54)	$(71)	$262	$(137)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Loss

Six Months Ended June 30, 2018

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated

	(In millions)
Net operating revenues	$-	$(8)	$4,393	$2,866	$-	$7,251
Operating costs and expenses:
Salaries and benefits	-	-	1,634	1,631	-	3,265
Supplies	-	-	783	425	-	1,208
Other operating expenses	-	-	1,168	621	-	1,789
Government and other legal settlements and related costs	-	-	7	-	-	7
Electronic health records incentive reimbursement	-	-	-	(1)	-	(1)
Rent	-	-	90	83	-	173
Depreciation and amortization	-	-	223	135	-	358
Impairment and (gain) loss on sale of businesses, net	-	14	20	168	-	202

Total operating costs and expenses	-	14	3,925	3,062	-	7,001

(Loss) income from operations	-	(22)	468	(196)	-	250
Interest expense, net	-	189	284	(9)	-	464
(Gain) loss from early extinguishment of debt	-	(61)	2	-	-	(59)
Equity in earnings of unconsolidated affiliates	135	80	220	-	(447)	(12)

Loss from continuing operations before income taxes	(135)	(230)	(38)	(187)	447	(143)
(Benefit from) provision for income taxes	-	(95)	49	1	-	(45)

(Loss) income from continuing operations	(135)	(135)	(87)	(188)	447	(98)

Loss from discontinued operations, net of taxes	-	-	-	-	-	-

Net (loss) income	(135)	(135)	(87)	(188)	447	(98)
Less: Net income attributable to noncontrolling interests	-	-	-	37	-	37

Net (loss) income attributable to Community Health Systems, Inc. stockholders	$(135)	$(135)	$(87)	$(225)	$447	$(135)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Loss

Six Months Ended June 30, 2017

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated

	(In millions)

Operating revenues (net of contractual allowances and discounts)	$-	$(12)	$5,592	$4,411	$-	$9,991
Provision for bad debts	-	-	866	496	-	1,362

Net operating revenues	-	(12)	4,726	3,915	-	8,629
Operating costs and expenses:
Salaries and benefits	-	-	1,825	2,156	-	3,981
Supplies	-	-	842	604	-	1,446
Other operating expenses	-	-	1,203	871	-	2,074
Government and other legal settlements and related costs	-	-	(34)	-	-	(34)
Electronic health records incentive reimbursement	-	-	(11)	(12)	-	(23)
Rent	-	-	103	111	-	214
Depreciation and amortization	-	-	248	210	-	458
Impairment of goodwill and long-lived assets	-	-	80	250	-	330

Total operating costs and expenses	-	-	4,256	4,190	-	8,446

Loss from operations	-	(12)	470	(275)	-	183
Interest expense, net	-	157	300	11	-	468
Loss from early extinguishment of debt	-	31	-	-	-	31
Equity in earnings of unconsolidated affiliates	335	169	236	-	(749)	(9)

Loss from continuing operations before income taxes	(335)	(369)	(66)	(286)	749	(307)
(Benefit from) provision for income taxes	-	(34)	107	(88)	-	(15)

Loss from continuing operations	(335)	(335)	(173)	(198)	749	(292)
Discontinued operations, net of taxes:
Loss from operations of entities sold or held for sale	-	-	(1)	(1)	-	(2)
Impairment of hospitals sold or held for sale	-	-	(5)	-	-	(5)

Loss from discontinued operations, net of taxes	-	-	(6)	(1)	-	(7)

Net (loss) income	(335)	(335)	(179)	(199)	749	(299)
Less: Net income attributable to noncontrolling interests	-	-	-	36	-	36

Net (loss) income attributable to Community Health Systems, Inc. stockholders	$(335)	$(335)	$(179)	$(235)	$749	$(335)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Comprehensive Loss

Three Months Ended June 30, 2018

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)

Net (loss) income	$(110)	$(110)	$(118)	$(180)	$427	$(91)
Other comprehensive income (loss), net of income taxes:
Net change in fair value of interest rate swaps, net of tax	7	7	-	-	(7)	7
Net change in fair value of available-for-sale securities, net of tax	(1)	(1)	(1)	-	2	(1)
Amortization and recognition of unrecognized pension cost components, net of tax	1	1	1	-	(2)	1

Other comprehensive income (loss)	7	7	-	-	(7)	7

Comprehensive (loss) income	(103)	(103)	(118)	(180)	420	(84)
Less: Comprehensive income attributable to noncontrolling interests	-	-	-	19	-	19

Comprehensive (loss) income attributable to Community Health Systems, Inc. stockholders	$(103)	$(103)	$(118)	$(199)	$420	$(103)

Condensed Consolidating Statement of Comprehensive Loss

Three Months Ended June 30, 2017

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)

Net (loss) income	$(137)	$(137)	$(54)	$(56)	$262	$(122)
Other comprehensive (loss) income, net of income taxes:
Net change in fair value of interest rate swaps, net of tax	(2)	(2)	-	-	2	(2)
Net change in fair value of available-for-sale securities, net of tax	2	2	2	-	(4)	2
Amortization and recognition of unrecognized pension cost components, net of tax	1	1	1	-	(2)	1

Other comprehensive income	1	1	3	-	(4)	1

Comprehensive (loss) income	(136)	(136)	(51)	(56)	258	(121)
Less: Comprehensive income attributable to noncontrolling interests	-	-	-	15	-	15

Comprehensive (loss) income attributable to Community Health Systems, Inc. stockholders	$(136)	$(136)	$(51)	$(71)	$258	$(136)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Comprehensive Loss

Six Months Ended June 30, 2018

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)

Net (loss) income	$(135)	$(135)	$(87)	$(188)	$447	$(98)
Other comprehensive income (loss), net of income taxes:
Net change in fair value of interest rate swaps, net of tax	25	25	-	-	(25)	25
Net change in fair value of available-for-sale securities, net of tax	(2)	(2)	(2)	-	4	(2)
Amortization and recognition of unrecognized pension cost components, net of tax	1	1	1	-	(2)	1

Other comprehensive income	24	24	(1)	-	(23)	24

Comprehensive (loss) income	(111)	(111)	(88)	(188)	424	(74)
Less: Comprehensive income attributable to noncontrolling interests	-	-	-	37	-	37

Comprehensive (loss) income attributable to Community Health Systems, Inc. stockholders	$(111)	$(111)	$(88)	$(225)	$424	$(111)

Condensed Consolidating Statement of Comprehensive Loss

Six Months Ended June 30, 2017

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)

Net (loss) income	$(335)	$(335)	$(179)	$(199)	$749	$(299)
Other comprehensive income (loss), net of income taxes:
Net change in fair value of interest rate swaps, net of tax	3	3	-	-	(3)	3
Net change in fair value of available-for-sale securities, net of tax	5	5	5	-	(10)	5
Amortization and recognition of unrecognized pension cost components, net of tax	1	1	1	-	(2)	1

Other comprehensive income	9	9	6	-	(15)	9

Comprehensive (loss) income	(326)	(326)	(173)	(199)	734	(290)
Less: Comprehensive income attributable to noncontrolling interests	-	-	-	36	-	36

Comprehensive (loss) income attributable to Community Health Systems, Inc. stockholders	$(326)	$(326)	$(173)	$(235)	$734	$(326)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Balance Sheet

June 30, 2018

	Parent		Other	Non -
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

	(In millions)

ASSETS

Current assets:
Cash and cash equivalents	$-	$-	$113	$95	$-	$208
Patient accounts receivable	-	-	1,968	439	-	2,407
Supplies	-	-	290	142	-	432
Prepaid income taxes	8	-	-	-	-	8
Prepaid expenses and taxes	-	-	162	55	-	217
Other current assets	-	1	110	311	-	422

Total current assets	8	1	2,643	1,042	-	3,694

Intercompany receivable	-	13,018	4,403	7,158	(24,579)	-

Property and equipment, net	-	-	4,409	2,340	-	6,749

Goodwill	-	-	2,869	1,784	-	4,653

Deferred income taxes	101	-	-	-	-	101

Other assets, net	-	42	725	830	-	1,597

Net investment in subsidiaries	-	21,353	11,140	-	(32,493)	-

Total assets	$109	$34,414	$26,189	$13,154	$(57,072)	$16,794

LIABILITIES AND DEFICIT
Current liabilities:
Current maturities of long-term debt	$-	$-	$33	$8	$-	$41
Accounts payable	-	13	528	298	-	839
Accrued interest	-	174	-	-	-	174
Accrued liabilities	-	-	538	470	-	1,008

Total current liabilities	-	187	1,099	776	-	2,062

Long-term debt	-	13,361	211	101	-	13,673

Intercompany payable	960	21,677	23,523	12,926	(59,086)	-

Deferred income taxes	19	-	-	-	-	19

Other long-term liabilities	9	1	934	385	-	1,329

Total liabilities	988	35,226	25,767	14,188	(59,086)	17,083

Redeemable noncontrolling interests in equity of consolidated subsidiaries	-	-	-	514	-	514

Deficit:
Community Health Systems, Inc. stockholders’ deficit:
Common stock	1	-	-	-	-	1
Additional paid-in capital	2,013	230	(124)	462	(568)	2,013
Accumulated other comprehensive loss	(9)	(9)	(8)	(11)	28	(9)
(Accumulated deficit) retained earnings	(2,884)	(1,033)	554	(2,075)	2,554	(2,884)

Total Community Health Systems, Inc. stockholders’ deficit	(879)	(812)	422	(1,624)	2,014	(879)
Noncontrolling interests in equity of consolidated subsidiaries	-	-	-	76	-	76

Total deficit	(879)	(812)	422	(1,548)	2,014	(803)

Total liabilities and deficit	$109	$34,414	$26,189	$13,154	$(57,072)	$16,794

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Balance Sheet

December 31, 2017

	Parent		Other	Non -
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

	(In millions)

ASSETS

Current assets:
Cash and cash equivalents	$-	$-	$499	$64	$-	$563
Patient accounts receivable, net of allowance for doubtful accounts	-	-	1,861	523	-	2,384
Supplies	-	-	288	156	-	444
Prepaid income taxes	17	-	-	-	-	17
Prepaid expenses and taxes	-	-	146	52	-	198
Other current assets	-	-	152	310	-	462

Total current assets	17	-	2,946	1,105	-	4,068

Intercompany receivable	-	13,381	5,092	7,873	(26,346)	-

Property and equipment, net	-	-	4,448	2,604	-	7,052

Goodwill	-	-	2,882	1,841	-	4,723

Deferred income taxes	62	-	-	-	-	62

Other assets, net	15	39	1,594	939	(1,042)	1,545

Net investment in subsidiaries	-	21,742	10,890	-	(32,632)	-

Total assets	$94	$35,162	$27,852	$14,362	$(60,020)	$17,450

LIABILITIES AND DEFICIT
Current liabilities:
Current maturities of long-term debt	$-	$-	$25	$8	$-	$33
Accounts payable	-	-	663	304	-	967
Accrued interest	-	228	1	-	-	229
Accrued liabilities	-	-	644	483	-	1,127

Total current liabilities	-	228	1,333	795	-	2,356

Long-term debt	-	12,998	779	103	-	13,880

Intercompany payable	833	21,607	23,465	13,874	(59,779)	-

Deferred income taxes	19	-	-	-	-	19

Other long-term liabilities	9	1,018	997	378	(1,042)	1,360

Total liabilities	861	35,851	26,574	15,150	(60,821)	17,615

Redeemable noncontrolling interests in equity of consolidated subsidiaries	-	-	-	527	-	527

Deficit:
Community Health Systems, Inc. stockholders’ deficit:
Common stock	1	-	-	-	-	1
Additional paid-in capital	2,014	(252)	960	(523)	(185)	2,014
Accumulated other comprehensive loss	(21)	(21)	(4)	(4)	29	(21)
(Accumulated deficit) retained earnings	(2,761)	(416)	322	(863)	957	(2,761)

Total Community Health Systems, Inc. stockholders’ deficit	(767)	(689)	1,278	(1,390)	801	(767)
Noncontrolling interests in equity of consolidated subsidiaries	-	-	-	75	-	75

Total deficit	(767)	(689)	1,278	(1,315)	801	(692)

Total liabilities and deficit	$94	$35,162	$27,852	$14,362	$(60,020)	$17,450

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2018

	Parent		Other	Non -
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In millions)
Net cash provided by (used in) operating activities	$37	$(228)	$49	$236	$-	$94

Cash flows from investing activities:
Acquisitions of facilities and other related businesses	-	-	(3)	(7)	-	(10)
Purchases of property and equipment	-	-	(210)	(85)	-	(295)
Proceeds from disposition of hospitals and other ancillary operations	-	-	12	76	-	88
Proceeds from sale of property and equipment	-	-	1	3	-	4
Purchases of available-for-sale securities and equity securities	-	-	(25)	(13)	-	(38)
Proceeds from sales of available-for-sale securities and equity securities	-	-	50	13	-	63
Increase in other investments	-	-	(24)	(29)	-	(53)

Net cash used in investing activities	-	-	(199)	(42)	-	(241)

Cash flows from financing activities:
Repurchase of restricted stock shares for payroll tax withholding requirements	(1)	-	-	-	-	(1)
Deferred financing costs and other debt-related costs	-	(54)	-	-	-	(54)
Proceeds from noncontrolling investors in joint ventures	-	-	-	1	-	1
Redemption of noncontrolling investments in joint ventures	-	-	-	(6)	-	(6)
Distributions to noncontrolling investors in joint ventures	-	-	-	(52)	-	(52)
Changes in intercompany balances with affiliates, net	(36)	(186)	329	(107)	-	-
Borrowings under credit agreements	-	-	22	4	-	26
Proceeds from ABL and receivables facility	-	538	49	-	-	587
Repayments of long-term indebtedness	-	(70)	(636)	(3)	-	(709)

Net cash (used in) provided by financing activities	(37)	228	(236)	(163)	-	(208)

Net change in cash and cash equivalents	-	-	(386)	31	-	(355)
Cash and cash equivalents at beginning of period	-	-	499	64	-	563

Cash and cash equivalents at end of period	$-	$-	$113	$95	$-	$208

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2017

	Parent		Other	Non -
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In millions)
Net cash (used in) provided by operating activities	$(11)	$(163)	$364	$313	$-	$503

Cash flows from investing activities:
Acquisitions of facilities and other related businesses	-	-	-	(4)	-	(4)
Purchases of property and equipment	-	-	(174)	(100)	-	(274)
Proceeds from disposition of hospitals and other ancillary operations	-	-	111	810	-	921
Proceeds from sale of property and equipment	-	-	3	-	-	3
Purchases of available-for-sale securities and equity securities	-	-	(27)	(10)	-	(37)
Proceeds from sales of available-for-sale securities and equity securities	-	-	38	9	-	47
Increase in other investments	-	-	(49)	(11)	-	(60)

Net cash (used in) provided by investing activities	-	-	(98)	694	-	596

Cash flows from financing activities:
Repurchase of restricted stock shares for payroll tax withholding requirements	(5)	-	-	-	-	(5)
Deferred financing costs and other debt-related costs	-	(62)	-	-	-	(62)
Proceeds from noncontrolling investors in joint ventures	-	-	-	5	-	5
Redemption of noncontrolling investments in joint ventures	-	-	-	(4)	-	(4)
Distributions to noncontrolling investors in joint ventures	-	-	-	(53)	-	(53)
Changes in intercompany balances with affiliates, net	16	578	316	(910)	-	-
Borrowings under credit agreements	-	795	26	19	-	840
Issuance of long-term debt	-	3,100	-	-	-	3,100
Proceeds from receivables facility	-	-	26	-	-	26
Repayments of long-term indebtedness	-	(4,248)	(151)	(17)	-	(4,416)

Net cash provided by (used in) financing activities	11	163	217	(960)	-	(569)

Net change in cash and cash equivalents	-	-	483	47	-	530
Cash and cash equivalents at beginning of period	-	-	176	62	-	238

Cash and cash equivalents at end of period	$-	$-	$659	$109	$-	$768

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

Executive Overview

We are one of the largest publicly traded hospital companies in the United States and a leading operator of general acute care hospitals and outpatient facilities in communities across the country. We provide healthcare services through the hospitals that we own and operate and affiliated businesses in non-urban and selected urban markets throughout the United States. We generate revenues by providing a broad range of general and specialized hospital healthcare services and outpatient services to patients in the communities in which we are located. As of June 30, 2018, we owned or leased 119 hospitals, comprised of 117 general acute care hospitals and two stand-alone rehabilitation or psychiatric hospitals. For the hospitals that we own and operate, we are paid for our services by governmental agencies, private insurers and directly by the patients we serve.

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

Completed Divestiture and Acquisition Activity

The following table provides a summary of hospitals included in continuing operations that we divested during the year ended December 31, 2017 and the six months ended June 30, 2018:

			Licensed
Hospital	Buyer	City, State	Beds	Effective Date

2018 Divestitures

Bayfront Health Dade City	Adventist Health System	Dade City, FL	120	April 1, 2018
Tennova-Dyersburg Regional	West Tennessee Healthcare	Dyersburg, TN	225	June 1, 2018
Tennova-Regional Jackson	West Tennessee Healthcare	Jackson, TN	150	June 1, 2018
Tennova- Volunteer Martin	West Tennessee Healthcare	Martin, TN	100	June 1, 2018
Williamson Memorial Hospital	Mingo Health Partners, LLC	Williamson, WV	76	June 1, 2018
Byrd Regional Hospital	Allegiance Health Management	Leesville, LA	60	June 1, 2018
Tennova Healthcare - Jamestown	Rennova Health, Inc.	Jamestown, TN	85	June 1, 2018

2017 Divestitures

Easton Hospital	Steward Health, Inc.	Easton, PA	196	May 1, 2017
Sharon Regional Health System	Steward Health, Inc.	Sharon, PA	258	May 1, 2017
Northside Medical Center	Steward Health, Inc.	Youngstown, OH	355	May 1, 2017
Trumbull Memorial Hospital	Steward Health, Inc.	Warren, OH	311	May 1, 2017
Hillside Rehabilitation Hospital	Steward Health, Inc.	Warren, OH	69	May 1, 2017
Wuesthoff Health System – Rockledge	Steward Health, Inc.	Rockledge, FL	298	May 1, 2017
Wuesthoff Health System – Melbourne	Steward Health, Inc.	Melbourne, FL	119	May 1, 2017
Sebastian River Medical Center	Steward Health, Inc.	Sebastian, FL	154	May 1, 2017
Stringfellow Memorial Hospital	The Health Care Authority of the City of Anniston	Anniston, AL	125	May 1, 2017
Merit Health Gilmore Memorial	Curae Health, Inc.	Amory, MS	95	May 1, 2017
Merit Health Batesville	Curae Health, Inc.	Batesville, MS	112	May 1, 2017
Lake Area Medical Center	CHRISTUS Health	Lake Charles, LA	88	June 30, 2017
Memorial Hospital of York	PinnacleHealth System	York, PA	100	July 1, 2017
Lancaster Regional Medical Center	PinnacleHealth System	Lancaster, PA	214	July 1, 2017
Heart of Lancaster Regional Medical Center	PinnacleHealth System	Lititz, PA	148	July 1, 2017
Carlisle Regional Medical Center	PinnacleHealth System	Carlisle, PA	165	July 1, 2017
Tomball Regional Medical Center	HCA	Tomball, TX	350	July 1, 2017
South Texas Regional Medical Center	HCA	Jourdanton, TX	67	July 1, 2017
Deaconess Hospital	MultiCare Health System	Spokane, WA	388	July 1, 2017
Valley Hospital	MultiCare Health System	Spokane Valley, WA	123	July 1, 2017
Yakima Regional Medical and Cardiac Center	Regional Health	Yakima, WA	214	September 1, 2017
Toppenish Community Hospital	Regional Health	Toppenish, WA	63	September 1, 2017
Weatherford Regional Medical Center	HCA	Weatherford, TX	103	October 1, 2017
Brandywine Hospital	Reading Health System	Coatesville, PA	169	October 1, 2017
Chestnut Hill Hospital	Reading Health System	Philadelphia, PA	148	October 1, 2017
Jennersville Hospital	Reading Health System	West Grove, PA	63	October 1, 2017
Phoenixville Hospital	Reading Health System	Phoenixville, PA	151	October 1, 2017
Pottstown Memorial Medical Center	Reading Health System	Pottstown, PA	232	October 1, 2017
Highlands Regional Medical Center	HCA	Sebring, FL	126	November 1, 2017
Merit Health Northwest Mississippi	Curae Health, Inc.	Clarksdale, MS	181	November 1, 2017

On April 18, 2018, we signed a definitive agreement for the sale of Munroe Regional Medical Center (421 licensed beds) in Ocala, Florida, and its associated assets to subsidiaries of Adventist Health System.

On June 26, 2018, we signed a definitive agreement for the sale of AllianceHealth Deaconess (291 licensed beds) in Oklahoma City, Oklahoma, and its associated assets to subsidiaries of INTEGRIS Health.

On July 18, 2018, we signed a definitive agreement for the sale of Sparks Regional Medical Center (492 licensed beds) in Fort Smith, Arkansas, and Sparks Medical Center (103 licensed beds) in Van Buren, Arkansas and its associated assets to subsidiaries of Baptist Health.

During 2017, as reflected in the chart above, we completed the divestiture of 30 hospitals included in continuing operations. These 30 hospitals represented annual net operating revenues in 2016 of approximately $3.4 billion, and we received total net proceeds of approximately $1.7 billion in connection with the disposition of these hospitals.

During 2018, as reflected in the chart above, we have completed the divestiture of seven hospitals included in continuing operations. These seven hospitals represented annual net operating revenues in 2017 of approximately $274 million, and we received total net proceeds of approximately $86 million in connection with the disposition of these hospitals. In addition, we have entered into definitive agreements to sell five additional hospitals, which divestitures have not yet been completed.

In addition to the divestiture of these hospitals in 2017 and 2018, we continue to receive interest from potential buyers for certain of our hospitals. We are pursuing these interests for sale transactions involving hospitals which, together with the hospitals that are currently subject to definitive agreements and the hospitals that have been divested during 2018, had a combined total of approximately $2.0 billion in annual net operating revenues and combined mid-single digit Adjusted EBITDA margins during 2017. These sale transactions are currently in various stages of negotiation with potential buyers. There can be no assurance that these potential divestitures (or the potential divestitures currently subject to definitive agreements) will be completed, or if they are completed, the ultimate timing of the completion of these divestitures.

There may be changes from time to time in the composition of the particular hospitals in respect of which we are pursuing potential divestitures as the result of various factors, including changes in any potential buyer or the negotiations with respect to the potential sale of any such hospital. The potential divestitures noted above, as well as the divestitures that were completed in 2017 and 2018 and the divestitures that are currently subject to definitive agreements, are intended to further implement our portfolio rationalization and deleveraging strategy as described above. When consistent with this strategy, we intend to continue to evaluate offers from potential buyers for additional divestitures in order to optimize our hospital asset portfolio.

Operating results and statistical data for the six months ended June 30, 2017, exclude hospitals still owned and hospitals divested during the six months ended June 30, 2017, that were previously classified as discontinued operations for accounting purposes.

During the six months ended June 30, 2018, we paid approximately $10 million to acquire the operating assets and related businesses of certain physician practices, clinics and other ancillary businesses that operate within the communities served by our hospitals.

Overview of Operating Results

Our net operating revenues for the three months ended June 30, 2018 decreased $582 million to approximately $3.6 billion compared to approximately $4.1 billion for the three months ended June 30, 2017. On a same-store basis, net operating revenues for the three months ended June 30, 2018 increased $111 million compared to the three months ended June 30, 2017.

We had a loss from continuing operations of $91 million during the three months ended June 30, 2018, compared to a loss from continuing operations of $116 million for the three months ended June 30, 2017. Loss from continuing operations for the three months ended June 30, 2018 included the following:

•	an after-tax charge of $1 million for government and other legal settlements, net of related legal expenses,

•	an after-tax charge of $145 million for the impairment of goodwill and long-lived assets of hospitals sold or held for sale based on their estimated fair values,

•	an after-tax charge of $9 million for employee termination benefits and other restructuring costs,

•	after-tax income of $50 million for gain from early extinguishment of debt, and

•	an after-tax charge of $3 million from fair value adjustments on the CVR agreement liability accounted for at fair value related to the Health Management Associates, Inc., or HMA, legal proceedings, and related legal expenses.

Loss from continuing operations for the three months ended June 30, 2017 included the following:

•	an after-tax charge of $4 million for government and other legal settlements, net of related legal expenses,

•	an after-tax charge of $80 million for the impairment of goodwill and long-lived assets of hospitals sold or held for sale based on their estimated fair values,

•	an after-tax charge of $2 million for employee termination benefits and other restructuring costs,

•	an after-tax charge of $7 million for loss from early extinguishment of debt, and

•	an after-tax charge of $4 million from fair value adjustments on the CVR agreement liability accounted for at fair value related to the HMA legal proceedings, and related legal expenses.

Both consolidated inpatient admissions and consolidated adjusted admissions for the three months ended June 30, 2018, decreased 16.9%, compared to the three months ended June 30, 2017. Same-store inpatient admissions for the three months ended June 30, 2018, decreased 2.1%, compared to the three months ended June 30, 2017, and same-store adjusted admissions for the three months ended June 30, 2018, decreased 0.2%, compared to the three months ended June 30, 2017.

Our net operating revenues for the six months ended June 30, 2018 decreased $1.4 billion to approximately $7.3 billion compared to approximately $8.6 billion for the six months ended June 30, 2017. On a same-store basis, net operating revenues for the six months ended June 30, 2018 increased $170 million compared to the six months ended June 30, 2017.

We had a loss from continuing operations of $98 million during the six months ended June 30, 2018, compared to a loss from continuing operations of $292 million for the six months ended June 30, 2017. Loss from continuing operations for the six months ended June 30, 2018 included the following:

•	an after-tax charge of $5 million for government and other legal settlements, net of related legal expenses,

•	an after-tax charge of $172 million for the impairment of goodwill and long-lived assets of hospitals sold or held for sale based on their estimated fair values,

•	an after-tax charge of $10 million for employee termination benefits and other restructuring costs,

•	after-tax income of $46 million for gain from early extinguishment of debt, and

•	an after-tax charge of $7 million from fair value adjustments on the CVR agreement liability accounted for at fair value related to the HMA legal proceedings, and related legal expenses.

Loss from continuing operations for the six months ended June 30, 2017 included the following:

•	after-tax income of $22 million for government and other legal settlements, net of related legal expenses, primarily as a result of the previously announced settlement of the shareholder derivative action in January 2017,

•	an after-tax charge of $299 million for the impairment of goodwill and long-lived assets of hospitals sold or held for sale based on their estimated fair values,

•	an after-tax charge of $2 million for employee termination benefits and other restructuring costs,

•	an after-tax charge of $20 million for loss from early extinguishment of debt, and

•	an after-tax charge of $9 million from fair value adjustments on the CVR agreement liability accounted for at fair value related to the HMA legal proceedings, and related legal expenses.

Consolidated inpatient admissions for the six months ended June 30, 2018, decreased 18.3%, compared to the six months ended June 30, 2017, and consolidated adjusted admissions for the six months ended June 30, 2018, decreased 19.0%, compared to the six months ended June 30, 2017. Same-store inpatient admissions for the six months ended June 30, 2018, decreased 2.2%, compared to the six months ended June 30, 2017, and same-store adjusted admissions for the six months ended June 30, 2018, decreased 1.0%, compared to the six months ended June 30, 2017.

Self-pay revenues represented approximately 0.8% and 1.4% of net operating revenues for the three months ended June 30, 2018 and 2017, respectively, 1.5% and 1.8% for the six months ended June 30, 2018 and 2017, respectively. The amount of foregone revenue related to providing charity care services as a percentage of net operating revenues was approximately 3.2% and 3.1% for the three months ended June 30, 2018 and 2017, respectively, 3.2% and 2.8% for the six months ended June 30, 2018 and 2017, respectively. Direct and indirect costs incurred in providing charity care services as a percentage of net operating revenues was approximately 0.4% for both the three-month and the six-month periods ended June 30, 2018 and 2017.

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

However, the future of the Affordable Care Act is uncertain. The current Presidential administration and certain members of Congress have stated their intent to repeal or make significant changes to the Affordable Care Act, its implementation or its interpretation. For example, as part of the tax reform legislation which was enacted in December 2017, Congress eliminated the financial penalty associated with the individual mandate, effective January 1, 2019, which may result in fewer individuals electing to purchase health insurance. In addition, in June 2018, the Department of Labor issued a final rule expanding availability of association health plans, which are not required to adhere to specific Affordable Care Act coverage mandates. Of critical importance to us will be the potential impact of any changes specific to the Medicaid funding and expansion provisions of the Affordable Care Act. We operate hospitals in five of the ten states that experienced the largest reductions in uninsured rates among adult residents between 2013 and 2015. In general, the states with the greatest reductions in the number of uninsured adult residents have expanded Medicaid. A number of states have opted out of the Medicaid coverage expansion provisions, but could ultimately decide to expand their programs at a later date. Of the 20 states in which we operated hospitals that were included in continuing operations as of June 30, 2018, 10 states have taken action to expand their Medicaid programs. At this time, the other 10 states have not, including Florida, Alabama, Tennessee and Texas, where we operated a significant number of hospitals as of June 30, 2018. Some states use, or have applied to use, waivers granted by CMS to implement expansion, impose different eligibility or enrollment restrictions, or otherwise implement programs that vary from federal standards. CMS administrators have indicated that they are increasing state flexibility in the administration of Medicaid programs. For example, CMS has granted a limited number of state applications for waivers that allow a state to condition Medicaid enrollment on work or other community engagement. Several states have similar applications pending.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Medicare	26.5%	27.3%	27.3%	27.3%
Medicaid	13.5	13.1	12.9	13.1
Managed Care and other third-party payors	59.2	58.2	58.3	57.8
Self-pay	0.8	1.4	1.5	1.8

Total	100.0%	100.0%	100.0%	100.0%

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

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-based reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for the treatment of patients covered by Medicare, Medicaid and non-governmental payors are generally less than the standard billing rates. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues and net loss by an insignificant amount in each of the three-month and six-month periods ended June 30, 2018 and 2017.

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

The following tables summarize, for the periods indicated, selected operating data.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Operating results, as a percentage of net operating revenues:
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses (a)	(89.1)	(90.0)	(88.9)	(88.8)
Depreciation and amortization	(5.0)	(5.4)	(4.9)	(5.3)
Impairment and (gain) loss on sale of businesses, net	(4.9)	(1.9)	(2.8)	(3.8)

Income from operations	1.0	2.7	3.4	2.1
Interest expense, net	(6.6)	(5.8)	(6.4)	(5.4)
Gain (loss) from early extinguishment of debt	1.8	(0.2)	0.8	(0.4)
Equity in earnings of unconsolidated affiliates	0.2	0.1	0.2	0.1

Loss from continuing operations before income taxes	(3.6)	(3.2)	(2.0)	(3.6)
Benefit from income taxes	1.0	0.4	0.6	0.2

Loss from continuing operations	(2.6)	(2.8)	(1.4)	(3.4)
Loss from discontinued operations, net of taxes	-	(0.1)	-	(0.1)

Net loss	(2.6)	(2.9)	(1.4)	(3.5)
Less: Net income attributable to noncontrolling interests	(0.5)	(0.4)	(0.5)	(0.4)

Net loss attributable to Community Health Systems, Inc. stockholders	(3.1)%	(3.3)%	(1.9)%	(3.9)%

	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018
Percentage (decrease) increase from prior year:
Net operating revenues	(14.0)%	(16.0)%
Admissions	(16.9)	(18.3)
Adjusted admissions (b)	(16.9)	(19.0)
Average length of stay	-	-
Net loss attributable to Community Health Systems, Inc. (c)	19.7	59.7
Same-store percentage increase (decrease) from prior year (d):
Net operating revenues	3.3%	2.5%
Admissions	(2.1)	(2.2)
Adjusted admissions (b)	(0.2)	(1.0)

(a)	Operating expenses include salaries and benefits, supplies, other operating expenses, government and other legal settlements and related costs, electronic health records incentive reimbursement and rent.
(b)	Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by multiplying admissions by gross patient revenues and then dividing that number by gross inpatient revenues.
(c)	Includes loss from discontinued operations.
(d)	Includes acquired hospitals to the extent we operated them in both periods and excludes our hospitals that have previously been classified as discontinued operations for accounting purposes. In addition, also excludes information for the hospitals sold or closed during 2017 and 2018.

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Net operating revenues decreased by 14.0% to approximately $3.6 billion for the three months ended June 30, 2018, from approximately $4.1 billion for the three months ended June 30, 2017. Net operating revenues on a same-store basis from hospitals that were operated throughout both periods increased $111 million or 3.3% during the three months ended June 30, 2018, as compared to the three months ended June 30, 2017. The increase in same-store net operating revenues was attributable to improved pricing due to higher acuity, partially offset by a decline in inpatient admissions and adjusted admissions. Non-same-store net operating revenues decreased $692 million during the three months ended June 30, 2018, in comparison to the prior year period, with the decrease attributable primarily to the divestiture of hospitals during 2017 and 2018. On a consolidated basis, both inpatient admissions and adjusted admissions decreased by 16.9% during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. On a same-store basis, net operating revenues per adjusted admission increased 3.5%, while inpatient admissions decreased by 2.1% and adjusted admissions decreased by 0.2% for the three months ended June 30, 2018, compared to the three months ended June 30, 2017.

Operating expenses, as a percentage of net operating revenues, increased from 97.3% during the three months ended June 30, 2017 to 99.0% during the three months ended June 30, 2018. Operating expenses, excluding depreciation and amortization and impairment and (gain) loss on sale of businesses, as a percentage of net operating revenues, decreased from 90.0% for the three months ended June 30, 2017 to 89.1% for the three months ended June 30, 2018. Salaries and benefits, as a percentage of net operating revenues, decreased from 46.3% for the three months ended June 30, 2017 to 45.4% for the three months ended June 30, 2018. This decrease in salaries and benefits, as a percentage of net operating revenues, was primarily due to improved staffing and benefit expense management. Supplies, as a percentage of net operating revenues, decreased from 16.8% for the three months ended June 30, 2017 to 16.6% for the three months ended June 30, 2018. Other operating expenses, as a percentage of net operating revenues, increased from 24.6% for the three months ended June 30, 2017 to 24.7% for the three months ended June 30, 2018, primarily as a result of higher medical specialist fees, an increase in purchased services and higher information systems expense. Expense related to government and other legal settlements and related costs, as a percentage of net operating revenues, decreased from 0.2% for the three months ended June 30, 2017 to less than 0.1% for the three months ended June 30, 2018. Rent, as a percentage of net operating revenues, decreased from 2.5% for the three months ended June 30, 2017 to 2.4% for the three months ended June 30, 2018.

Depreciation and amortization, as a percentage of net operating revenues, decreased from 5.4% for the three months ended June 30, 2017 to 5.0% for the three months ended June 30, 2018, primarily due to ceasing depreciation on property and equipment at hospitals sold or held for sale.

Impairment and (gain) loss on sale of businesses was $174 million for the three months ended June 30, 2018, compared to $80 million for the three months ended June 30, 2017. Impairment of goodwill and long-lived assets for the three months ended June 30, 2018 included impairment of approximately $52 million related to impairment of the long-lived assets and reporting unit goodwill allocated to hospitals classified as held for sale during the three months ended June 30, 2018. Impairment of goodwill and long-lived assets for the three months ended June 30, 2017 included impairment of approximately $80 million related to impairment of the long-lived assets and reporting unit goodwill allocated to hospitals classified as held for sale during the three months ended June 30, 2017.

Interest expense, net, decreased by $4 million to $235 million for the three months ended June 30, 2018 compared to $239 million for the three months ended June 30, 2017, primarily due to a decrease in our average outstanding debt during the three months ended June 30, 2018, which resulted in a decrease in interest expense of $22 million. Additionally, the decrease in interest expense of $4 million for the three months ended June 30, 2018 resulted from more interest being capitalized as compared to the same period in 2017 because of an increase in major construction projects during the three months ended June 30, 2018. These decreases were partially offset by an increase in interest rates during the three months ended June 30, 2018, compared to the same period in 2017, which resulted in an increase in interest expense of $22 million.

Gain from early extinguishment of debt of $64 million was recognized during the three months ended June 30, 2018, which resulted primarily from the refinancing and exchange of certain of our outstanding notes as discussed further in Capital Resources. Loss from early extinguishment of debt of $10 million was recognized during the three months ended June 30, 2017, which resulted from the repayment of certain outstanding notes and term loans under the Credit Facility.

Equity in earnings of unconsolidated affiliates, as a percentage of net operating revenues, increased from 0.1% for the three months ended June 30, 2017 to 0.2% for the three months ended June 30, 2018.

The net results of the above-mentioned changes resulted in loss from continuing operations before income taxes decreasing $2 million from loss of $131 million for the three months ended June 30, 2017 to loss of $129 million for the three months ended June 30, 2018.

The benefit from income taxes on loss from continuing operations increased from $15 million for the three months ended June 30, 2017 to $38 million for the three months ended June 30, 2018. Our effective tax rates were 29.5% and 11.5% for the three months ended June 30, 2018 and 2017, respectively. The increase in our effective tax rate for the three months ended June 30, 2018, when compared to the three months ended June 30, 2017, was primarily due to the reduction in the amount of non-deductible goodwill written off as part of the impairment and gain (loss) on sale of businesses for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, and a disproportionate increase in income from continuing operations before income taxes when compared to the increase in net income attributable to noncontrolling interest for those same periods, which is not tax affected in our condensed consolidated financial statements.

Loss from continuing operations, as a percentage of net operating revenues, decreased from (2.8)% for the three months ended June 30, 2017 to (2.6)% for the three months ended June 30, 2018.

No discontinued operations were separately reported for the three months ended June 30, 2018. Discontinued operations include the results of operations of certain hospitals owned or leased by us as of June 30, 2017, which were classified as being held for sale or sold. The operation of these hospitals resulted in a loss, net of taxes, of $6 million for the three months ended June 30, 2017.

Net loss, as a percentage of net operating revenues, decreased from (2.9)% for the three months ended June 30, 2017 to (2.6)% for the three months ended June 30, 2018.

Net income attributable to noncontrolling interests, as a percentage of net operating revenues, increased from 0.4% for the three months ended June 30, 2017 to 0.5% for the three months ended June 30, 2018.

Net loss attributable to Community Health Systems, Inc. was $137 million for the three months ended June 30, 2017, compared to $110 million for the three months ended June 30, 2018.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Net operating revenues decreased by 16.0% to approximately $7.3 billion for the six months ended June 30, 2018, from approximately $8.6 billion for the six months ended June 30, 2017. Net operating revenues on a same-store basis from hospitals that were operated throughout both periods increased $170 million or 2.5% during the six months ended June 30, 2018, as compared to the six months ended June 30, 2017. The increase in same-store net operating revenues was attributable to improved pricing due to higher acuity, partially offset by a decline in inpatient admissions and adjusted admissions. Non-same-store net operating revenues decreased $1.5 billion during the six months ended June 30, 2018, in comparison to the prior year period, with the decrease attributable primarily to the divestiture of hospitals during 2017 and 2018. On a consolidated basis, inpatient admissions decreased by 18.3% and adjusted admissions decreased by 19.0% during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. On a same-store basis, net operating revenues per adjusted admission increased 3.5%, while inpatient admissions decreased by 2.2% and adjusted admissions decreased by 1.0% for the six months ended June 30, 2018, compared to the six months ended June 30, 2017.

Operating expenses, as a percentage of net operating revenues, decreased from 97.9% during the six months ended June 30, 2017 to 96.6% during the six months ended June 30, 2018. Operating expenses, excluding depreciation and amortization and impairment and (gain) loss on sale of businesses, as a percentage of net operating revenues, increased from 88.8% for the six months ended June 30, 2017 to 88.9% for the six months ended June 30, 2018. Salaries and benefits, as a percentage of net operating revenues, decreased from 46.1% for the six months ended June 30, 2017 to 45.0% for the six months ended June 30, 2018. This decrease in salaries and benefits, as a percentage of net operating revenues, was primarily due to improved staffing and benefit expense management. Supplies, as a percentage of net operating revenues, decreased from 16.8% for the six months ended June 30, 2017 to 16.7% for the six months ended June 30, 2018. Other operating expenses, as a percentage of net operating revenues, increased from 24.1% for the six months ended June 30, 2017 to 24.7% for the six months ended June 30, 2018, primarily as a result of higher medical specialist fees, an increase in purchased services and higher information systems expense. Government and other legal settlements and related costs, as a percentage of net operating revenues, increased from income of 0.4% for the six months ended June 30, 2017 to expense of 0.1% for the six months ended June 30, 2018 primarily as a result of the gain recorded from the settlement of the shareholder derivative action in January 2017. Rent, as a percentage of net operating revenues, decreased from 2.5% for the six months ended June 30, 2017 to 2.4% for the six months ended June 30, 2018.

Depreciation and amortization, as a percentage of net operating revenues, decreased from 5.3% for the six months ended June 30, 2017 to 4.9% for the six months ended June 30, 2018, primarily due to ceasing depreciation on property and equipment at hospitals sold or held for sale.

Impairment and (gain) loss on sale of businesses was $202 million for the six months ended June 30, 2018, compared to $330 million for the six months ended June 30, 2017. Impairment of goodwill and long-lived assets for the six months ended June 30, 2018 included impairment of approximately $77 million related to impairment of the long-lived assets and reporting unit goodwill allocated to hospitals classified as held for sale during the six months ended June 30, 2018. Impairment of goodwill and long-lived assets for the six months ended June 30, 2017 included impairment of approximately $330 million related to impairment of the long-lived assets and reporting unit goodwill allocated to hospitals classified as held for sale during the six months ended June 30, 2017.

Interest expense, net, decreased by $4 million to $464 million for the six months ended June 30, 2018 compared to $468 million for the six months ended June 30, 2017, primarily due to a decrease in our average outstanding debt during the six months ended June 30, 2018, which resulted in a decrease in interest expense of $45 million. Additionally, a decrease in interest expense of $3 million for the six months ended June 30, 2018 resulted from more interest being capitalized as compared to the same period in 2017 because of an increase in major construction projects during the six months ended June 30, 2018. These decreases were partially offset by an increase in interest rates during the six months ended June 30, 2018, compared to the same period in 2017, which resulted in an increase in interest expense of $44 million.

Gain from early extinguishment of debt of $59 million was recognized during the six months ended June 30, 2018 which resulted primarily from the refinancing and exchange of certain of our outstanding notes and repayment of a portion of our term loans under the Credit Facility as discussed further in Capital Resources. Loss from early extinguishment of debt of $31 million was recognized during the six months ended June 30, 2017, which resulted from the repayment of certain outstanding notes and term loans under the Credit Facility.

Equity in earnings of unconsolidated affiliates, as a percentage of net operating revenues, increased from 0.1% for the six months ended June 30, 2017 to 0.2% for the six months ended June 30, 2018.

The net results of the above-mentioned changes resulted in loss from continuing operations before income taxes decreasing $164 million from loss of $307 million for the six months ended June 30, 2017 to loss of $143 million for the six months ended June 30, 2018.

The benefit from income taxes on loss from continuing operations decreased from $15 million for the six months ended June 30, 2017 to $45 million for the six months ended June 30, 2018, primarily due to the release of a state valuation allowance of approximately $15 million as a result of an enacted tax law change partially offset by approximately $4 million of tax expense recognized on the tax deficiency from stock compensation expense for restricted stock vesting during the six months ended June 30, 2018. Our effective tax rates were 31.5% and 4.9% for the six months ended June 30, 2018 and 2017, respectively. The increase in our effective tax rate for the six months ended June 30, 2018, when compared to the six months ended June 30, 2017, was primarily due to the discrete items noted above, as well as the reduction in the amount of non-deductible goodwill written off as part of the impairment and gain (loss) on sale of businesses for the six months ended June 30, 2018 compared to the six months ended June 30, 2017, and a disproportionate increase in income from continuing operations before income taxes when compared to the increase in net income attributable to noncontrolling interest for those same periods, which is not tax affected in our condensed consolidated financial statements.

Loss from continuing operations, as a percentage of net operating revenues, decreased from (3.4)% for the six months ended June 30, 2017 to (1.4)% for the six months ended June 30, 2018.

No discontinued operations were separately reported for the six months ended June 30, 2018. Discontinued operations include the results of operations of certain hospitals owned or leased by us as of June 30, 2017, which were classified as being held for sale or sold. The operation of these hospitals resulted in a loss, net of taxes, of $7 million for the six months ended June 30, 2017.

Net loss, as a percentage of net operating revenues, decreased from (3.5)% for the six months ended June 30, 2017 to (1.4)% for the six months ended June 30, 2018.

Net income attributable to noncontrolling interests, as a percentage of net operating revenues, increased from 0.4% for the six months ended June 30, 2017 to 0.5% for the six months ended June 30, 2018.

Net loss attributable to Community Health Systems, Inc. was $335 million for the six months ended June 30, 2017, compared to $135 million for the six months ended June 30, 2018.

Liquidity and Capital Resources

Net cash provided by operating activities decreased $409 million, from approximately $503 million for the six months ended June 30, 2017, to approximately $94 million for the six months ended June 30, 2018. The decrease in cash provided by operating activities was primarily the result of higher interest payments due to the timing of payments on our existing notes due to the refinancing activity during the three months ended June 30, 2018, as well as from a decline in cash flow from patient accounts receivable collections. Other contributors to the lower cash provided by operating activities include the net cash received related to government settlements and related legal costs, as well as the loss of cash flow contributed from previously divested hospitals and a decrease in cash received from HITECH incentive reimbursement. Such decreases were offset by improvements in cash flow from supplies, prepaid expenses and other current assets and lower malpractice claim payments compared to the same period in 2017. Total cash paid for interest during the six months ended June 30, 2018 increased to approximately $486 million compared to $409 million for the six months ended June 30, 2017. Cash paid for interest for the year ending December 31, 2018 is expected to be approximately $910 million. Cash paid for income taxes, net of refunds received, resulted in a net refund of $9 million for the six months ended June 30, 2018, compared to $6 million paid for income taxes for the six months ended June 30, 2017.

Our net cash used in investing activities was approximately $241 million for the six months ended June 30, 2018, compared to net cash provided by investing activities of approximately $596 million for the six months ended June 30, 2017, a decrease of approximately $837 million. The cash used in investing activities was primarily impacted by a decrease in proceeds from the disposition of hospitals and other ancillary operations of $833 million as a result of fewer hospital dispositions in the first six months of 2018 compared to the same period in 2017, an increase in the cash used in the purchase of property and equipment of $21 million and an increase of $6 million in the cash used in the acquisition of facilities and other related equipment (for physician practices, clinics and other ancillary businesses as there were no hospital acquisitions during either the six months ended June 30, 2018 or 2017). These increases in cash outflows were offset by an increase in the proceeds from the sale of property and equipment of $1 million, an increase in cash provided by the net impact of the purchases and sales of available-for-sale securities and equity securities of $15 million and a decrease in cash used for other investments (primarily from internal-use software expenditures and physician recruiting costs) of $7 million for the six months ended June 30, 2018 compared to the same period in 2017.

Our net cash used in financing activities was $208 million for the six months ended June 30, 2018, compared to $569 million for the six months ended June 30, 2017, a decrease of approximately $361 million. The decrease in cash used in financing activities, in comparison to the prior year period, is primarily due to the net effect of our debt repayment, refinancing activity, and cash paid for deferred financing costs and other debt-related costs.

There have been no material changes outside of the ordinary course of business to our upcoming cash obligations during the six months ended June 30, 2018 from those disclosed in our 2017 Form 10-K, other than arising from the Fourth Amendment and Restatement Agreement to the Credit Facility, the ABL Facility and the exchange offers for our outstanding notes (as discussed further in Capital Resources below).

Capital Expenditures

Cash expenditures for purchases of facilities and other related businesses were $10 million for the six months ended June 30, 2018, compared to $4 million for the six months ended June 30, 2017. Our expenditures for the six months ended June 30, 2018 and 2017 were related to the purchase of physician practices and other ancillary services.

Excluding the cost to construct replacement hospitals, our cash expenditures for routine capital for the six months ended June 30, 2018 totaled $294 million compared to $269 million for the six months ended June 30, 2017. These capital expenditures related primarily to the purchase of additional equipment, minor renovations and information systems infrastructure. Costs to construct replacement hospitals totaled $1 million for the six months ended June 30, 2018, compared to $5 million for the six months ended June 30, 2017. The costs to construct replacement hospitals for the six months ended June 30, 2018 represent both planning and construction costs for the replacement facility at La Porte, Indiana. The costs to construct replacement hospitals for the six months ended June 30, 2017 represent both planning and construction costs for the replacement hospital in York, Pennsylvania. In conjunction with the sale of Memorial Hospital of York on July 1, 2017, we no longer have any planned costs to construct this replacement hospital.

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

Capital Resources

Net working capital was approximately $1.6 billion at June 30, 2018, compared to $1.7 billion at December 31, 2017. Net working capital decreased by approximately $80 million between December 31, 2017 and June 30, 2018. This decrease is primarily due to the decrease in cash offset by a decrease in accounts payable and other current liabilities during the six months ended June 30, 2018.

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

As of June 30, 2018, the availability for additional borrowings under the Credit Facility, subject to certain limitations as set forth in the Credit Facility, was approximately $425 million pursuant to the Revolving Facility, of which $88 million is in the form of outstanding letters of credit. CHS has the ability to amend the Credit Facility to provide for one or more tranches of term loans or increases in the Revolving Facility in an aggregate principal amount of up to $500 million. As of June 30, 2018, the weighted-average interest rate under the Credit Facility, excluding swaps, was 6.6%.

The loans under the Credit Facility bear interest on the outstanding unpaid principal amount at a rate equal to an applicable percentage plus, at our option, either (a) an Alternate Base Rate (as defined) determined by reference to the greater of (1) the Prime Rate (as defined) announced by Credit Suisse or (2) the NYFRB Rate (as defined) plus 0.50% or (3) the adjusted LIBOR rate on such day for a three-month interest period commencing on the second business day after such day plus 1% or (b) LIBOR. In addition, the margin in respect of the Revolving Facility will be subject to adjustment determined by reference to a leverage-based pricing grid. Based on our current leverage, loans in respect of the Revolving Facility currently accrue interest at a rate per annum equal to LIBOR plus 2.75%, in the case of LIBOR borrowings, and Alternate Base Rate plus 1.75%, in the case of Alternate Base Rate borrowings. Prior to the Credit Facility amendment discussed below, the Term G Loan and Term H Loan accrued interest at a rate per annum equal to LIBOR plus 2.75% and 3.00%, respectively, in the case of LIBOR borrowings, and Alternate Base Rate plus 1.75% and 2.00%, respectively, in the case of Alternate Base Rate borrowings. The Term G Loan and the Term H Loan are subject to a 1.00% LIBOR floor and a 2.00% Alternate Base Rate floor.

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

The Credit Facility contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting our and our subsidiaries’ ability, subject to certain exceptions, to, among other things, (1) declare dividends, make distributions or redeem or repurchase capital stock, (2) prepay, redeem or repurchase other debt, (3) incur liens or grant negative pledges, (4) make loans and investments and enter into acquisitions and joint ventures, (5) incur additional indebtedness or provide certain guarantees, (6) make capital expenditures, (7) engage in mergers, acquisitions and asset sales, (8) conduct transactions with affiliates, (9) alter the nature of our businesses, (10) grant certain guarantees with respect to physician practices, (11) engage in sale and leaseback transactions or (12) change our fiscal year. We and our subsidiaries are also required to comply with specified financial covenants (consisting of a maximum first lien net debt to consolidated EBITDA leverage ratio) and various affirmative covenants. Under the Credit Facility, the first lien net debt to consolidated EBITDA leverage ratio is calculated as the ratio of total first lien debt, less unrestricted cash and cash equivalents, to consolidated EBITDA, as defined in the Credit Facility. The calculation of consolidated EBITDA as defined in the Credit Facility is a trailing 12-month calculation that begins with net income attributable to us, with certain pro forma adjustments to consider the impact of material acquisitions or divestitures, and adjustments for interest, taxes, depreciation and amortization, net income attributable to noncontrolling interests, stock compensation expense, restructuring costs, and the financial impact of other non-cash or non-recurring items recorded during any such 12-month period. For the 12-month period ended June 30, 2018, the first lien net debt to consolidated EBITDA leverage ratio financial covenant under the Credit Facility limited the ratio of first lien net debt to consolidated EBITDA, as defined, to less than or equal to 5.25 to 1.00. We were in compliance with all such covenants at June 30, 2018, with a first lien net debt to consolidated EBITDA leverage ratio of approximately 4.91 to 1.00.

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

On March 16, 2017, CHS completed a public offering of $2.2 billion aggregate principal amount of 6 1⁄4% Senior Secured Notes due 2023, or the 6 1⁄4% Senior Secured Notes. The net proceeds from this issuance were used to finance the purchase or redemption of $700 million aggregate principal amount of the 2018 Senior Secured Notes and related fees and expenses, and the repayment of $1.445 billion of the Term F Facility. On May 12, 2017, CHS completed a tack-on offering of $900 million aggregate principal amount of 6 1⁄4% Senior Secured Notes, increasing the total aggregate principal amount of 6 1⁄4% Senior Secured Notes to $3.1 billion. A portion of the net proceeds from this issuance were used to finance the repayment of approximately $713 million aggregate principal amount of CHS’ then outstanding Term A Facility and related fees and expenses. The tack-on notes have identical terms, other than issue date and issue price as the 6 1⁄4% Senior Secured Notes issued on March 16, 2017. The 6 1⁄4% Senior Secured Notes bear interest at 6.250% per annum, payable semiannually in arrears on June 30 and September 30, commencing September 30, 2017. Interest on the 6 1⁄4% Senior Secured Notes accrues from the date of original issuance. Interest is calculated on the basis of a 360-day year comprised of twelve 30-day months. Both the 2021 Senior Secured Notes and the 6 1⁄4% Senior Secured Notes are secured by a first-priority lien subject to a shared lien of equal priority with certain other obligations, including obligations under the Credit Facility, and subject to prior ranking liens permitted by the indentures governing the 2021 Senior Secured Notes and the 6 1⁄4% Senior Secured Notes on substantially the same assets, subject to certain exceptions, that secure CHS’ obligations under the Credit Facility.

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

On March 23, 2018, we and CHS, entered into the Fourth Amendment and Restatement Agreement to the Credit Facility, or the Agreement. In addition to including the changes described in the paragraph above, we further modified our ability to retain asset sale proceeds, and instead to apply them to prepayments of term loans based on pro forma first lien leverage. To the extent the pro forma ratio of first lien net debt to consolidated EBITDA is greater than or equal to 4.25 to 1.00, 100% of net cash proceeds of asset sales will be applied to prepay term loans; to the extent the pro forma first lien leverage ratio is less than 4.25 to 1.00 but greater than or equal to 3.75 to 1.0, 50% of such proceeds will be applied to prepay term loans; and to the extent the first lien leverage ratio is less than 3.75 to 1.00, there will be no requirement to prepay term loans with such proceeds. The Agreement also amended the Credit Facility to permit CHS to incur debt under either an asset-based loan facility, or ABL, in an amount up to $1.0 billion or maintain its Asset-Backed Securitization program. The Revolving Facility would be reduced to $425 million upon the effectiveness of the contemplated ABL facility. The Agreement also reduced the availability for incremental tranches of term loans or increases in the Revolving Facility to $500 million and removed the secured net leverage incurrence test with respect to junior secured debt. Term G Loans will accrue interest at a rate per annum initially equal to LIBOR plus 3.00%, in the case of LIBOR borrowings, and Alternate Base Rate plus 2.00%, in the case of Alternate Base Rate borrowing. Term H Loans will accrue interest at a rate per annum initially equal to LIBOR plus 3.25%, in the case of LIBOR borrowings, and Alternate Base Rate plus 2.25%, in the case of Alternate Base Rate borrowing.

Prior to the effectiveness of the ABL Facility described below, CHS, through certain of its subsidiaries, participated in an accounts receivable loan agreement, or the Receivables Facility, with a group of lenders and banks, Credit Agricolé Corporate and Investment Bank, as a managing agent and as the administrative agent. Patient-related accounts receivable, or the Receivables, for certain affiliated hospitals served as collateral for the outstanding borrowings under the Receivables Facility. The interest rate on the borrowings was based on the commercial paper rate plus an applicable interest rate spread. The Receivables Facility was repaid in full and terminated upon the effectiveness of the ABL Facility on April 3, 2018.

On April 3, 2018, we and CHS entered into an asset-based loan (ABL) credit agreement, or the ABL Credit Agreement, with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders and other agents party thereto. Pursuant to the ABL Credit Agreement, the lenders have extended to CHS a revolving asset-based loan facility, or the ABL Facility, in the maximum aggregate principal amount of $1.0 billion, subject to borrowing base capacity. The ABL Facility includes borrowing capacity available for letters of credit of $50 million. CHS and all domestic subsidiaries of CHS that guarantee CHS’ other outstanding senior and senior secured indebtedness guarantee the obligations of CHS under the ABL Facility. Subject to certain exceptions, all obligations under the ABL Facility and the related guarantees are secured by a perfected first-priority security interest in substantially all of the Receivables, deposit, collection and other accounts and contract rights, books, records and other instruments related to the foregoing of the Company, CHS and the guarantors as well as a perfected junior-priority security interest in substantially all of the other assets of the Company, CHS and the guarantors, subject to customary exceptions and intercreditor arrangements. The revolving credit commitments under the Credit Facility were reduced to $425 million upon the effectiveness of the ABL facility. In connection with entering into the ABL Credit Agreement and the ABL Facility, we repaid in full and terminated our Receivables Facility. The outstanding borrowings pursuant to the ABL Facility at June 30, 2018 totaled $538 million on the condensed consolidated balance sheet.

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

On June 22, 2018, CHS completed offers to exchange (i) up to $1.925 billion aggregate principal amount of its new Junior-Priority Secured Notes due 2023, or the 2023 Junior-Priority Notes, in exchange for any and all of its $1.925 billion aggregate principal amount of outstanding 8% Senior Notes, (ii) up to $1.200 billion aggregate principal amount of its new Junior-Priority Secured Notes due 2024, or the 2024 Junior-Priority Notes, in exchange for any and all of its $1.200 billion aggregate principal amount of outstanding 7 1⁄8% Senior Notes, and (iii) to the extent that less than all of the outstanding 8% Senior Notes and 7 1⁄8% Senior Notes were tendered in the exchange offers, up to an aggregate principal amount of 2024 Junior-Priority Notes equal to, when taken together with the total notes issued in exchange for the validly tendered and accepted 8% Senior Notes and 7 1⁄8% Senior Notes, $3.125 billion, in exchange for its outstanding 6 7⁄8% Senior Notes. Upon completion of the exchange offers, CHS issued (i) approximately $1.770 billion aggregate principal amount of the 2023 Junior-Priority Notes in exchange for the same amount of 8% Senior Notes, (ii) approximately $1.079 billion aggregate principal amount of the 2024 Junior-Priority Notes in exchange for the same amount of 7 1⁄8% Senior Notes and (iii) approximately $276 million aggregate principal amount of the 2024 Junior-Priority Notes in exchange for approximately $368 million of 6 7⁄8% Senior Notes.

On July 6, 2018, CHS completed an offering of $1.033 billion aggregate principal amount of 8 5⁄8% Senior Secured Notes due 2024, or the 8 5⁄8% Senior Secured Notes. The terms of the 8 5⁄8% Senior Secured Notes are governed by an indenture, dated as of July 6, 2018, among CHS, the Company, the subsidiary guarantors party thereto, Regions Bank, as trustee and Credit Suisse AG, as collateral agent. The 8 5⁄8% Senior Secured Notes bear interest at a rate of 8 5⁄8% per year payable semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 2019. The 8 5⁄8% Senior Secured Notes are unconditionally guaranteed on a senior-priority secured basis by us and each of the CHS current and future domestic subsidiaries that provide guarantees under CHS’ senior secured credit facilities, CHS’ ABL facility, any capital market debt securities of CHS (including CHS’ outstanding senior notes) and certain other long-term debt of CHS.

As of June 30, 2018, we are currently a party to interest rate swap agreements to limit the effect of changes in interest rates on approximately 64.6% of our variable rate debt. On each of these swaps, we receive a variable rate of interest based on the three-month LIBOR, in exchange for the payment by us of a fixed rate of interest. See Note 11 in the footnotes to the condensed consolidated financial statements for further information on our interest rate swap agreements.

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

The indentures governing each of the 2023 Junior-Priority Notes and 2024 Junior-Priority Notes also prohibit CHS from purchasing, repurchasing, redeeming, defeasing or otherwise acquiring or retiring any outstanding 8% Senior Notes and 7 1⁄8% Senior Notes after the consummation of the exchange offers described above with: (a) cash or cash equivalents on hand as of the consummation of such exchange offers; (b) cash generated from operations; (c) proceeds from assets sales; or (d) proceeds from the issuance of, or in exchange for, secured debt, in each case, prior to the date that is 60 days prior to the relevant maturity dates of such 8% Senior Notes and 7 1⁄8% Senior Notes, as applicable.

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

We believe that internally generated cash flows, availability for additional borrowings under our Credit Facility, of approximately $425 million, of which approximately $88 million is in the form of outstanding letters of credit, the availability under our new ABL Facility and our ability to amend the Credit Facility to provide for one or more incremental tranches of term loans and revolving credit commitments in an aggregate principal amount of up to $500 million, in each case subject to certain limitations as set forth in the Credit Facility, as well as our continued access to the capital markets, will be sufficient to finance acquisitions, capital expenditures, working capital requirements, and any equity or debt repurchases or other debt repayments we may elect to make through the next 12 months. In addition, we are currently required to utilize proceeds received from dispositions of assets, subject to certain exceptions, to repay outstanding debt.

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

The ratio of earnings to fixed charges is a measure of our ability to meet our fixed obligations related to our indebtedness. The following table shows the ratio of earnings to fixed charges for the six months ended June 30, 2018:

Six Months Ended
June 30, 2018
Ratio of earnings to fixed charges (1)	*

(1)	Fixed charges include interest expensed and capitalized during the year plus an estimate of the interest component of rent expense. There are no shares of preferred stock outstanding. See exhibit 12 filed as part of this Report for the calculation of this ratio.

*	For the six months ended June 30, 2018, earnings were insufficient to cover fixed charges by approximately $153 million.

Off-balance Sheet Arrangements

In the past, we have utilized operating leases as a financing tool for obtaining the operations of specified hospitals without acquiring, through ownership, the related assets of the hospital and without a significant outlay of cash at the front end of the lease. We utilize the same operating strategies to improve operations at those hospitals held under operating leases as we do at those hospitals that we own. We have not entered into any operating leases for hospital operations since December 2000. At June 30, 2018, we operated two hospitals under operating leases that had an immaterial impact on our consolidated operating results. The terms of the two operating leases we currently have in place expire between December 2020 and January 2028, not including lease extension options. If we allow these leases to expire, we would no longer generate revenues nor incur expenses from these hospitals.

Noncontrolling Interests

We have sold noncontrolling interests in certain of our subsidiaries or acquired subsidiaries with existing noncontrolling interest ownership positions. As of June 30, 2018, we have hospitals in 19 of the markets we serve, with noncontrolling physician ownership interests ranging from less than 1% to 40%. In addition, we have ten other hospitals with noncontrolling interests owned by non-profit entities. Redeemable noncontrolling interests in equity of consolidated subsidiaries was $514 million and $527 million as of June 30, 2018 and December 31, 2017, respectively, and noncontrolling interests in equity of consolidated subsidiaries was $76 million and $75 million as of June 30, 2018 and December 31, 2017, respectively. The amount of net income attributable to noncontrolling interests was $19 million and $15 million for the three months ended June 30, 2018 and 2017, respectively, and $37 million and $36 million for the six months ended June 30, 2018 and 2017, respectively. As a result of the change in the Stark Law “whole hospital” exception included in the Affordable Care Act, we are not permitted to introduce physician ownership at any of our hospital facilities that did not have physician ownership at the time of the adoption of the Affordable Care Act, or increase the aggregate percentage of physician ownership in any of our former or existing hospital joint ventures in excess of the aggregate physician ownership level held at the time of the adoption of the Affordable Care Act.

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

Revenue Recognition

Upon our adoption of the new revenue recognition standard in the Financial Accounting Standards Board, or FASB, Accounting Standards Codification Topic 606, or ASC 606, we record net operating revenues at the transaction price estimated to reflect the total consideration due from patients and third-party payors in exchange for providing goods and services in patient care. These services are considered to be a single performance obligation and have a duration of less than one year. Revenues are recorded as these goods and services are provided. The transaction price, which involves significant estimates, is determined based on our standard charges for the goods and services provided, with a reduction recorded for price concessions related to third party contractual arrangements as well as patient discounts and patient price concessions. During the six months ended June 30, 2018, the impact of changes to the inputs used to determine the transaction price was considered immaterial to the current period.

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

Due to the complexities involved in these estimates, actual payments we receive could be different from the amounts we estimate and record. If the actual contractual reimbursement percentage under government programs and managed care contracts differed by 1% at June 30, 2018 from our estimated reimbursement percentage, net loss for the six months ended June 30, 2018 would have changed by approximately $87 million, and net accounts receivable at June 30, 2018 would have changed by $111 million. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues and net loss by an insignificant amount for each of the six-month periods ended June 30, 2018 and 2017.

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

Patient accounts receivable can be impacted by the effectiveness of the Company’s collection efforts. Additionally, significant changes in payor mix, business office operations, economic conditions or trends in federal and state governmental healthcare coverage could affect the net realizable value of accounts receivable. The Company also continually reviews the net realizable value of accounts receivable by monitoring historical cash collections as a percentage of trailing net operating revenues, as well as by analyzing current period net revenue and admissions by payor classification, aged accounts receivable by payor, days revenue outstanding, the composition of self-pay receivables between pure self-pay patients and the patient responsibility portion of third-party insured receivables and the impact of recent acquisitions and dispositions. If the actual collection percentage differed by 1% at June 30, 2018 from our estimated collection percentage as a result of a change in expected recoveries, net loss for the six months ended June 30, 2018 would have changed by $56 million, and net accounts receivable at June 30, 2018 would have changed by $71 million. We also continually review our overall reserve adequacy by monitoring historical cash collections as a percentage of trailing net operating revenues, as well as by analyzing current period net revenue and admissions by payor classification, days revenue outstanding, the composition of self-pay receivables between pure self-pay patients and the patient responsibility portion of third-party insured receivables and the impact of recent acquisitions and dispositions.

Our policy is to write-off gross accounts receivable if the balance is under $10.00 or when such amounts are placed with outside collection agencies. We believe this policy accurately reflects our ongoing collection efforts and is consistent with industry practices. We had approximately $4.8 billion at June 30, 2018 and $4.2 billion December 31, 2017, being pursued by various outside collection agencies. We expect to collect less than 3%, net of estimated collection fees, of the amounts being pursued by outside collection agencies. As these amounts have been written-off, they are not included in our accounts receivable. Collections on amounts previously written-off are recognized as a recovery of net operating revenues when received. However, we take into consideration estimated collections of these future amounts written-off in determining the implicit price concessions used to measure the transaction price for the applicable portfolio of patient accounts receivable.

All of the following information is derived from our hospitals, excluding clinics, unless otherwise noted.

Patient accounts receivable from our hospitals represent approximately 98% of our total consolidated accounts receivable.

Days revenue outstanding, adjusted for the impact of receivables for state Medicaid supplemental payment programs, was 58 days at June 30, 2018 and 56 days at December 31, 2017.

Total gross accounts receivable (prior to allowance for contractual adjustments and implicit price concessions) was approximately $17.8 billion as of June 30, 2018 and approximately $18.6 billion as of December 31, 2017. The approximate percentage of total gross accounts receivable (prior to allowance for contractual adjustments and implicit price concessions) summarized by aging categories is as follows:

As of June 30, 2018

% of Gross Receivables
Payor	0 -90 Days	90 -180 Days	180 - 365 Days	Over 365 Days
Medicare	14%	1%	- %	- %
Medicaid	7%	1%	1%	1%
Managed Care and Other	25%	4%	3%	3%
Self-Pay	10%	8%	10%	12%

As of December 31, 2017

% of Gross Receivables
Payor	0 -90 Days	90 - 180 Days	180 - 365 Days	Over 365 Days
Medicare	13%	1%	- %	- %
Medicaid	7%	1%	1%	1%
Managed Care and Other	24%	4%	3%	3%
Self-Pay	8%	7%	15%	12%

The approximate percentage of total gross accounts receivable (prior to allowances for contractual adjustments and implicit price concessions) summarized by payor is as follows:

	June 30,	December 31,
	2018	2017

Insured receivables	60.6%	57.9%
Self-pay receivables	39.4	42.1

Total	100.0%	100.0%

The combined total at our hospitals and clinics for the estimated implicit price concessions for self-pay accounts receivable and allowances for other self-pay discounts and contractuals, as a percentage of gross self-pay receivables, was approximately 89% and 92% at June 30, 2018 and December 31, 2017, respectively. During the three months ended June 30, 2018, we accelerated the placement with outside collection agencies of approximately $1.3 billion of gross self-pay accounts receivable. Since these receivables were fully reserved at the time of write-off, the overall percentage of reserves for the remaining self-pay accounts receivable decreased. If the receivables that have been written-off, but where collections are still being pursued by outside collection agencies, were included in both the allowances and gross self-pay receivables specified above, the percentage of combined allowances to total self-pay receivables would have been approximately 94% at both June 30, 2018 and December 31, 2017.

Goodwill and Other Intangibles

Goodwill represents the excess of the fair value of the consideration conveyed in the acquisition over the fair value of net assets acquired. Goodwill is evaluated for impairment annually and when an event occurs or circumstances change that, more likely than not, reduce the fair value of the reporting unit below its carrying value. During 2017, we adopted ASU 2017-04, which allows a company to record a goodwill impairment when the reporting units carrying value exceeds the fair value determined in step one. In 2017, consistent with prior years, we performed our annual goodwill evaluation during the fourth quarter as of September 30, 2017, and then an updated evaluation as of November 30, 2017 due to the identification of certain impairment indicators. With the elimination of the time-intensive step two calculation to determine the implied value of goodwill, we have considered the additional benefits of performing the annual goodwill evaluation later in the fourth quarter to coincide with the timing of the next fiscal year’s budgeting and financial projection process. Based on these considerations, we have elected to change the annual goodwill impairment measurement date to October 31. The next annual goodwill evaluation will be performed during the fourth quarter of 2018 with an October 31, 2018 measurement date, or sooner if we identify certain indicators of impairment.

At June 30, 2018, we had approximately $4.7 billion of goodwill recorded, all of which resides at our hospital operations reporting unit.

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

Professional Liability Claims

As part of our business of owning and operating hospitals, we are subject to legal actions alleging liability on our part. We accrue for losses resulting from such liability claims, as well as loss adjustment expenses that are out-of-pocket and directly related to such liability claims. These direct out-of-pocket expenses include fees of outside counsel and experts. We do not accrue for costs that are part of our corporate overhead, such as the costs of our in-house legal and risk management departments. The losses resulting from professional liability claims primarily consist of estimates for known claims, as well as estimates for incurred but not reported claims. The estimates are based on specific claim facts, our historical claim reporting and payment patterns, the nature and level of our hospital operations, and actuarially determined projections. The actuarially determined projections are based on our actual claim data, including historic reporting and payment patterns which have been gathered over an approximately 20-year period. As discussed below, since we purchase excess insurance on a claims-made basis that transfers risk to third-party insurers, the liability we accrue does include an amount for the losses covered by our excess insurance. We also record a receivable for the expected reimbursement of losses covered by our excess insurance. Since we believe that the amount and timing of our future claims payments are reliably determinable, we discount the amount we accrue for losses resulting from professional liability claims using the risk-free interest rate corresponding to the timing of our expected payments.

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

We are primarily self-insured for these claims; however, we obtain excess insurance that transfers the risk of loss to a third-party insurer for claims in excess of our self-insured retentions. Our excess insurance is underwritten on a claims-made basis. For claims reported prior to June 1, 2002, substantially all of our professional and general liability risks were subject to a less than $1 million per occurrence self-insured retention and for claims reported from June 1, 2002 through June 1, 2003, these self-insured retentions were $2 million per occurrence. Substantially all claims reported after June 1, 2003 and before June 1, 2005 are self-insured up to $4 million per claim. Substantially all claims reported on or after June 1, 2005 and before June 1, 2014 are self-insured up to $5 million per claim. Substantially all claims reported on or after June 1, 2014 and before June 1, 2018 are self-insured up to $10 million per claim. Substantially all claims reported on or after June 1, 2018 are self-insured up to $15 million per claim. Management, on occasion, has selectively increased the insured risk at certain hospitals based upon insurance pricing and other factors and may continue that practice in the future. Excess insurance for all hospitals has been purchased through commercial insurance companies and generally covers us for liabilities in excess of the self-insured retentions. The excess coverage consists of multiple layers of insurance, the sum of which totals up to $95 million per occurrence and in the aggregate for claims reported on or after June 1, 2003, up to $145 million per occurrence and in the aggregate for claims reported on or after January 1, 2008, up to $195 million per occurrence and in the aggregate for claims reported on or after June 1, 2010, and up to $220 million per occurrence and in the aggregate for claims reported on or after June 1, 2015. In addition, for integrated occurrence malpractice claims, there is an additional $50 million of excess coverage for claims reported on or after June 1, 2014 and an additional $75 million of excess coverage for claims reported on or after June 1, 2015. For certain policy years prior to June 1, 2014, if the first aggregate layer of excess coverage becomes fully utilized, then the self-insured retention will increase to $10 million per claim for any subsequent claims in that policy year until our total aggregate coverage is met. Beginning June 1, 2018, this drop-down provision in the excess policies attaches over the $15 million per claim self-insured retention.

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

There were no significant changes in our estimate of the reserve for professional liability claims during the six months ended June 30, 2018.

Income Taxes

We must make estimates in recording provision for income taxes, including determination of deferred tax assets and deferred tax liabilities and any valuation allowances that might be required against the deferred tax assets. We believe that future income will enable us to realize certain deferred tax assets, subject to the valuation allowance we have established.

The total amount of unrecognized benefit that would impact the effective tax rate, if recognized, was approximately $7 million as of June 30, 2018. A total of approximately $4 million of interest and penalties is included in the amount of liability for uncertain tax positions at June 30, 2018. It is our policy to recognize interest and penalties related to unrecognized benefits in our condensed consolidated statements of loss as income tax expense.

It is possible the amount of unrecognized tax benefit could change in the next 12 months as a result of a lapse of the statute of limitations and settlements with taxing authorities; however, we do not anticipate the change will have a material impact on our condensed consolidated results of operations or condensed consolidated financial position.

We, or one of our subsidiaries, file income tax returns in the United States federal jurisdiction and various state jurisdictions. With few exceptions, we are no longer subject to state income tax examinations for years prior to 2014. Our federal income tax returns for the 2009, 2010, 2014 and 2015 tax years are currently under examination by the Internal Revenue Service. We believe the results of these examinations will not be material to our consolidated results of operations or consolidated financial position. We have extended the federal statute of limitations through December 31, 2018 for Community Health Systems, Inc. for the tax periods ended December 31, 2007, 2008, 2009 and 2010 and through December 31, 2019 for the tax periods ended December 31, 2014 and 2015.

We have accounted for the effects of the comprehensive tax legislation commonly referred to as the Tax Cuts and Job Act, or the Tax Act, using reasonable estimates based on currently available information and our interpretations thereof, and the estimated impact of the Tax Act during the six months ended June 30, 2018 and year ended December 31, 2017, may be revised as a result of, among other things, changes in interpretations we have made and the issuance of new tax or accounting guidance. See Note 6 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information.

Recent Accounting Pronouncements

In January 2016, the FASB issued Accounting Standards Update, or ASU, 2016-01, which amends the measurement, presentation and disclosure requirements for equity investments, other than those accounted for under the equity method or that require consolidation of the investee. The ASU eliminates the classification of equity investments as available-for-sale with any changes in fair value of such investments recognized in other comprehensive income, and requires entities to measure equity investments at fair value, with any changes in fair value recognized in net income. This ASU is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. To adopt this ASU, companies must record a cumulative-effect adjustment to beginning retained earnings at the beginning of the period of adoption. We adopted this ASU on January 1, 2018, and the adoption of this ASU did not have a material impact on our consolidated results of operations. Upon adoption, we recorded a reclassification of $6 million from accumulated other comprehensive loss as a decrease to accumulated deficit.

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

In August 2017, the FASB issued ASU 2017-12, which amends hedge accounting recognition and disclosure requirements to improve transparency and simplify the application of hedge accounting for certain hedging instruments. The amendments in this ASU that will have an impact on us include simplification of the periodic hedge effectiveness assessment, elimination of the benchmark interest rate concept for interest rate swaps, and enhancement of the ability to use the critical-terms match method for its cash flow hedges of forecasted interest payments. This ASU is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We early adopted this ASU on January 1, 2018, and the adoption of this ASU did not have a material impact on our consolidated financial position or results of operations.

In February 2018, the FASB issued ASU 2018-02, which allows for a reclassification from accumulated other comprehensive income to retained earnings for the stranded tax effects in accumulated other comprehensive income resulting from the enactment of the Tax Act and corresponding accounting treatment recorded in the fourth quarter of 2017. The ASU is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this ASU is permitted, including adoption in any interim period for reporting periods for which financial statements have not yet been issued. We early adopted this ASU on January 1, 2018, resulting in a reclassification of $6 million from accumulated other comprehensive loss as a decrease to accumulated deficit.

FORWARD-LOOKING STATEMENTS

Some of the matters discussed in this Report include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “thinks,” and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include, among other things:

•	general economic and business conditions, both nationally and in the regions in which we operate;

•	the impact of changes made to the Affordable Care Act, the potential for repeal or additional changes to the Affordable Care Act, its implementation or its interpretation (including through executive orders), as well as changes in other federal, state or local laws or regulations affecting our business;

•	the extent to which states support increases, decreases or changes in Medicaid programs, implement health insurance exchanges or alter the provision of healthcare to state residents through regulation or otherwise;

•	the future and long-term viability of health insurance exchanges and potential changes to the beneficiary enrollment process;

•	risks associated with our substantial indebtedness, leverage and debt service obligations, and the fact that a substantial portion of our indebtedness will mature and become due in the near future, including our ability to refinance such indebtedness on acceptable terms or to incur additional indebtedness;

•	demographic changes;

•	changes in, or the failure to comply with, governmental regulations;

•	potential adverse impact of known and unknown government investigations, audits, and federal and state false claims act litigation and other legal proceedings;

•	our ability, where appropriate, to enter into and maintain provider arrangements with payors and the terms of these arrangements, which may be further affected by the increasing consolidation of health insurers and managed care companies and vertical integration efforts involving payors and healthcare providers;

•	changes in, or the failure to comply with, contract terms with payors and changes in reimbursement rates paid by federal or state healthcare programs or commercial payors;

•	any potential additional impairments in the carrying value of goodwill, other intangible assets, or other long-lived assets, or changes in the useful lives of other intangible assets;

•	changes in inpatient or outpatient Medicare and Medicaid payment levels and methodologies;

•	the effects related to the continued implementation of the sequestration spending reductions and the potential for future deficit reduction legislation;

•	increases in the amount and risk of collectability of patient accounts receivable, including decreases in collectability which may result from, among other things, self-pay growth and difficulties in recovering payments for which patients are responsible, including co-pays and deductibles;

•	the efforts of insurers, healthcare providers, large employer groups and others to contain healthcare costs, including the trend toward value-based purchasing;

•	our ongoing ability to demonstrate meaningful use of certified EHR technology and recognize income for the related Medicare or Medicaid incentive payments, to the extent such payments have not expired;

•	increases in wages as a result of inflation or competition for highly technical positions and rising supply and drug costs due to market pressure from pharmaceutical companies and new product releases;

•	liabilities and other claims asserted against us, including self-insured malpractice claims;

•	competition;

•	our ability to attract and retain, at reasonable employment costs, qualified personnel, key management, physicians, nurses and other healthcare workers;

•	trends toward treatment of patients in less acute or specialty healthcare settings, including ambulatory surgery centers or specialty hospitals;

•	changes in medical or other technology;

•	changes in U.S. GAAP;

•	the availability and terms of capital to fund any additional acquisitions or replacement facilities or other capital expenditures;

•	our ability to successfully make acquisitions or complete divestitures, including the disposition of hospitals and non-hospital businesses pursuant to our portfolio rationalization and deleveraging strategy, our ability to complete any such acquisitions or divestitures on desired terms or at all (including to realize the anticipated amount of proceeds from contemplated dispositions), the timing of the completion of any such acquisitions or divestitures, and our ability to realize the intended benefits from any such acquisitions or divestitures;

•	the impact that changes in our relationships with joint venture or syndication partners could have on effectively operating our hospitals or ancillary services or in advancing strategic opportunities;

•	our ability to successfully integrate any acquired hospitals, or to recognize expected synergies from acquisitions;

•	the impact of seasonal severe weather conditions, including the timing and amount of insurance recoveries in relation to severe weather events such as Hurricanes Harvey and Irma, which impacted several of our affiliated hospitals in 2017;

•	our ability to obtain adequate levels of general and professional liability insurance;

•	timeliness of reimbursement payments received under government programs;

•	effects related to outbreaks of infectious diseases;

•	the impact of prior or potential future cyber-attacks or security breaches;

•	any failure to comply with the terms of the Corporate Integrity Agreement;

•	the concentration of our revenue in a small number of states;

•	our ability to realize anticipated cost savings and other benefits from our current strategic and operational cost savings initiatives;

•	changes in interpretations, assumptions and expectations regarding the Tax Act; and

•	the other risk factors set forth in our 2017 Form 10-K, and our other public filings with the SEC.

Although we believe that these forward-looking statements are based upon reasonable assumptions, these assumptions are inherently subject to significant regulatory, economic and competitive uncertainties and contingencies, which are difficult or impossible to predict accurately and may be beyond our control. Accordingly, we cannot give any assurance that our expectations will in fact occur, and we caution that actual results may differ materially from those in the forward-looking statements. Given these uncertainties, prospective investors are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements are made as of the date of this filing. We undertake no obligation to revise or update any forward-looking statements, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate changes, primarily as a result of our Credit Facility which bears interest based on floating rates. In order to manage the volatility relating to the market risk, we entered into interest rate swap agreements to manage our exposure to these fluctuations, as described under the heading “Liquidity and Capital Resources” in Part I, Item 2. We utilize risk management procedures and controls in executing derivative financial instrument transactions. We do not execute transactions or hold derivative financial instruments for trading purposes. Derivative financial instruments related to interest rate sensitivity of debt obligations are used with the goal of mitigating a portion of the exposure when it is cost effective to do so. As of June 30, 2018, our approximately $2.2 billion notional amount of interest rate swap agreements outstanding represented approximately 64.6% of our variable rate debt.

A 1% change in interest rates on variable rate debt in excess of that amount covered by interest rate swaps would have resulted in interest expense fluctuating approximately $3 million and $8 million for the three months ended June 30, 2018 and 2017, respectively, and $6 million and $19 million for the six months ended June 30, 2018 and 2017, respectively.

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

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2018 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we receive inquiries or subpoenas from state regulators, state Medicaid Fraud Control units, fiscal intermediaries, the Centers for Medicare and Medicaid Services, the Department of Justice and other government entities regarding various Medicare and Medicaid issues. In addition to the matters discussed below, we are currently responding to subpoenas and administrative demands concerning (a) an inquiry regarding sleep labs at two Louisiana hospitals, (b) a civil investigative demand concerning short-term Medicaid eligibility determinations processed by third party vendors at one of our Pennsylvania hospitals, (c) certain cardiology procedures, medical records and quality assurance committee meeting minutes at a Tennessee hospital, (d) a civil investigative demand relating to the Company’s adoption of electronic health records technology and the meaningful use program, and (e) an inquiry regarding computer servers running the Windows 2003 operating system. In addition, we are subject to other claims and lawsuits arising in the ordinary course of our business including lawsuits and claims related to billing practices and the administration of charity care policies at our hospitals. Based on current knowledge, management does not believe that loss contingencies arising from pending legal, regulatory and governmental matters, including the matters described herein, will have a material adverse effect on the consolidated financial position or liquidity of the Company. However, in light of the inherent uncertainties involved in pending legal, regulatory and governmental matters, some of which are beyond our control, and the very large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to our results of operations or cash flows for any particular reporting period. Settlements of suits involving Medicare and Medicaid issues routinely require both monetary payments as well as corporate integrity agreements. Additionally, qui tam or “whistleblower” actions initiated under the civil False Claims Act may be pending but placed under seal by the court to comply with the False Claims Act’s requirements for filing such suits. In September 2014, the Criminal Division of the United States Department of Justice, or DOJ, announced that all qui tam cases will be shared with their Division to determine if a parallel criminal investigation should be opened. The Criminal Division has also frequently stated an intention to pursue corporations in criminal prosecutions. From time to time, we detect issues of non-compliance with Federal healthcare laws pertaining to claims submission and reimbursement practices and/or financial relationships with physicians. We avail ourselves of various mechanisms to address potential overpayments arising out of these issues, including repayment of claims, rebilling of claims, and participation in voluntary disclosure protocols offered by the Centers for Medicare and Medicaid Services and the Office of the Inspector General. Participating in voluntary repayments and voluntary disclosure protocols can have the potential for significant settlement obligations or even enforcement action.

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

Community Health Systems, Inc. Legal Proceedings

Shareholder Litigation

Class Action Shareholder Federal Securities Cases. Three purported class action cases have been filed in the United States District Court for the Middle District of Tennessee; namely, Norfolk County Retirement System v. Community Health Systems, Inc., et al., filed May 9, 2011; De Zheng v. Community Health Systems, Inc., et al., filed May 12, 2011; and Minneapolis Firefighters Relief Association v. Community Health Systems, Inc., et al., filed June 21, 2011. All three seek class certification on behalf of purchasers of our common stock between July 27, 2006 and April 11, 2011 and allege that misleading statements resulted in artificially inflated prices for our common stock. In December 2011, the cases were consolidated for pretrial purposes and NYC Funds and its counsel were selected as lead plaintiffs/lead plaintiffs’ counsel. In lieu of ruling on our motion to dismiss, the court permitted the plaintiffs to file a first amended consolidated class action complaint which was filed on October 5, 2015. Our motion to dismiss was filed on November 4, 2015 and oral argument took place on April 11, 2016. Our motion to dismiss was granted on June 16, 2016 and on June 27, 2016, the plaintiffs filed a notice of appeal to the Sixth Circuit Court of Appeals. The matter was heard on May 3, 2017. On December 13, 2017, the Sixth Circuit reversed the trial court’s dismissal of the case and remanded it to the District Court. We filed a petition for writ of certiorari with the United States Supreme Court on April 18, 2018 seeking review of the Sixth Circuit’s decision. We also filed a renewed partial motion to dismiss on February 9, 2018 in the District Court. The petition and partial motion to dismiss are pending. We believe this consolidated matter is without merit and will vigorously defend this case.

Other Government Investigations

Dothan, Alabama – Independent Lab Billing. On February 12, 2015, our hospital in Dothan, Alabama received a Civil Investigative Demand, or CID, from the United States Department of Justice for information concerning its status as a “covered hospital” under certain lab billing regulations. These regulations discuss permissible billing of the technical component of lab tests performed for hospital patients by an independent laboratory. The CID seeks documentation and explanation whether the hospital qualifies as a covered hospital for billing purposes under the applicable regulations. The hospital received a second CID on April 25, 2018 seeking documents relating to the number of tests performed by a third-party laboratory on behalf of the hospital. However, the Department of Justice has agreed at this time that the hospital need not respond to this second CID. We are cooperating fully with this investigation.

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

Gibson v. Byrd Regional Medical Center. This case is a purported class action lawsuit filed in the 30th Judicial District Court for the State of Louisiana and served on August 3, 2016, claiming our affiliated Leesville, Louisiana hospital violated payor contracts by allegedly improperly asserting hospital liens against third-party tortfeasors and seeking class certifications for any similarly situated plaintiffs. The court has certified a class and denied our motion for summary judgment. We have appealed both rulings to the Louisiana Third Circuit Court of Appeals. That appeal is pending. We believe these claims are without merit and will vigorously defend the case.

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

R2 Investments v Quorum Health Corporation; Community Health Systems, Inc.; Wayne T. Smith; W. Larry Cash; Thomas D. Miller; Michael J. Culotta; John A. Clerico; James S. Ely, III; John A. Fry; William Norris Jennings; Julia B. North; H. Mitchell Watson, Jr.; H. James Williams. This case is pending in the Circuit Court for Williamson County, Tennessee and was served on October 26, 2017. The plaintiff alleges common law fraud and violation of Tennessee securities fraud statutes in connection with its purchase of QHC stock and QHC senior secured notes. The court granted in part and denied in part the director defendants’ motion to dismiss and denied the remaining defendants’ motions to dismiss on May 11, 2018. We believe the claims are without merit and will vigorously defend the case.

Microsoft Corporation v Community Health Systems, Inc. This case is pending in the District Court for the Middle District of Tennessee and was served on March 16, 2018. The plaintiff alleges willful copyright infringement, contributing copyright infringement, breach of contract, and breach of the implied covenant of good faith and fair dealing in connection with the alleged use of certain Microsoft products by the Company related to certain of our divestitures. We have answered the complaint. We believe the claims are without merit and will vigorously defend the case.

Revenue Cycle Service Center and CHSPSC, LLC v QHCCS, LLC, Quorum Health Corporation and QHCCS, LLC v Community Health Systems, Inc. This case is pending in arbitration and was initiated by the Company on August 4, 2017. The Company is seeking unpaid amounts due from QHC related to a Computer Data Processing Transition Services Agreement and a Shared Services Transition Services Agreement (the “TSAs”) entered into between QHC and the Company in connection with the spin-off of QHC. QHC filed a counterclaim, claiming breach of contract and tortious interference, among others. The arbitration began on June 18, 2018 and continued through June 27, 2018. It will reconvene on October 1, 2018. On June 25, 2018, the arbitration panel issued a partial order that the TSAs were enforceable contracts and would continue by their terms until their expiration in April 2021. QHC had attempted to challenge the legal enforceability of both of those agreements. We believe the counterclaim is without merit and will vigorously defend against it.

Certain Legal Proceedings Related to HMA

Medicare/Medicaid Billing Lawsuits

Beginning during the week of December 16, 2013 eleven qui tam lawsuits filed by private individuals against HMA were unsealed in various United States district courts. The United States has elected to intervene in all or part of eight of these matters; namely U.S. ex rel. Craig Brummer v. Health Management Associates, Inc. et al. (Middle District Georgia) (“Brummer”); U.S. ex rel. Ralph D. Williams v. Health Management Associates, Inc. et al. (Middle District Georgia) (“Williams”); U.S. ex rel. Scott H. Plantz, M.D. et al. v. Health Management Associates, Inc., et al. (Northern District Illinois) (“Plantz”); U.S. ex rel. Thomas L. Mason, M.D. et al. v. Health Management Associates, Inc. et al. (Western District North Carolina) (“Mason”); U.S. ex rel. Jacqueline Meyer, et al. v. Health Management Associates, Inc., Gary Newsome et al. (“Jacqueline Meyer”) (District of South Carolina); U.S. ex rel. George Miller, et al. v. Health Management Associates, Inc. (Eastern District of Pennsylvania) (“Miller”); U.S. ex rel. Bradley Nurkin v. Health Management Associates, Inc. et al. (Middle District of Florida) (“Nurkin”); and U.S. ex rel. Paul Meyer v. Health Management Associates, Inc. et al. (Southern District Florida) (“Paul Meyer”). The United States has elected to intervene with respect to allegations in these cases that certain HMA hospitals inappropriately admitted patients and then submitted reimbursement claims for treating those individuals to federal healthcare programs in violation of the False Claims Act or that certain HMA hospitals had inappropriate financial relationships with physicians which violated the Stark law, the Anti-Kickback Statute, and the False Claims Act. Certain of these complaints also allege the same actions violated various state laws which prohibit false claims. The United States has declined to intervene in three of the eleven matters, namely U.S. ex rel. Anita France, et al. v. Health Management Associates, Inc. (Middle District Florida) (“France”) which involved allegations of wrongful billing and was settled; U.S. ex rel. Sandra Simmons v. Health Management Associates, Inc. et al. (Eastern District Oklahoma) (“Simmons”) which alleges unnecessary surgery by an employed physician and which was settled as to all allegations except alleged wrongful termination; and U.S. ex rel. David Napoliello, M.D. v. Health Management Associates, Inc. (Middle District Florida) (“Napoliello”) which alleges inappropriate admissions. On April 3, 2014, the Multi District Litigation Panel ordered the transfer and consolidation for pretrial proceedings of the eight intervened cases, plus the Napoliello matter, to the District of the District of Columbia under the name In Re: Health Management Associates, Inc. Qui Tam Litigation. On June 2, 2014, the court entered a stay of this matter until October 6, 2014, which was subsequently extended until February 27, 2015, May 27, 2015, September 25, 2015, January 25, 2016, May 25, 2016, September 26, 2016, December 27, 2016, April 27, 2017, August 28, 2017, December 18, 2017, March 19, 2018, June 18, 2018 and now until September 18, 2018. We intend to defend against the allegations in these matters, but have also been cooperating with the government in the ongoing investigation of these allegations. We have been in discussions with the Civil Division of the DOJ regarding the resolution of these matters. During the first quarter of 2015, we were informed the Criminal Division continues to investigate former executive-level employees of HMA and continues to consider whether any HMA entities should be held criminally liable for the acts of the former HMA employees. We are voluntarily cooperating with these inquiries and have not been served with any subpoenas or other legal process.

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

Item 1A. Risk Factors

There have been no material changes with regard to the risk factors previously disclosed in the 2017 Form 10-K.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

The following table contains information about our purchases of common stock during the three months ended June 30, 2018.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(b)

April 1, 2018 -
April 30, 2018	3,254	$4.16	-	9,467,812
May 1, 2018 -
May 31, 2018	-	-	-	9,467,812
June 1, 2018 -
June 30, 2018	15,712	3.97	-	9,467,812

Total	18,966	$4.00	-	9,467,812

(a)	Includes 18,966 shares withheld by us to satisfy the payment of tax obligations related to the vesting of restricted stock awards.

(b)	On November 9, 2015, we announced the adoption of a new open market repurchase program for up to 10,000,000 shares of our common stock, not to exceed $300 million in repurchases. The new repurchase program will expire on the earlier of November 5, 2018, when the maximum number of shares has been repurchased, or when the maximum dollar amount has been expended. No shares were repurchased under this program during the three months ended June 30, 2018.

With the exception of a special cash dividend of $0.25 per share paid by us in December 2012, historically, we have not paid any cash dividends. Subject to certain exceptions, our Credit Facility limits the ability of our subsidiaries to pay dividends and make distributions to us, and limits our ability to pay dividends and/or repurchase stock, to an amount not to exceed $200 million in the aggregate plus an additional $25 million in any particular year plus the aggregate amount of proceeds from the exercise of stock options. The indentures governing each series of our outstanding notes also restrict our subsidiaries from, among other matters, paying dividends and making distributions to us, which thereby limits our ability to pay dividends and/or repurchase stock. As of June 30, 2018, under the most restrictive test in these agreements (and subject to certain exceptions), we have approximately $225 million available with which to pay permitted dividends and/or repurchase shares of our stock.

Item 3. Defaults Upon Senior Securities

None.

Item  4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

No.	Description
4.1

Indenture, dated as of June 22, 2018, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as trustee and as collateral agent, relating to the Junior-Priority Secured Notes due 2023 (incorporated by reference to Exhibit 4.01 to Community Health Systems, Inc.’s Current Report on Form 8-K filed June 22, 2018 (No. 001-15925))

4.2

Indenture, dated as of June 22, 2018, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as trustee and as collateral agent, relating to the 8.125% Junior-Priority Secured Notes due 2024 (incorporated by reference to Exhibit 4.02 to Community Health Systems, Inc.’s Current Report on Form 8-K filed June 22, 2018 (No. 001-15925))

4.3

Junior-Priority Collateral Agreement, dated as of June 22, 2018, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the subsidiaries party thereto and Regions Bank, as junior-priority collateral agent (incorporated by reference to Exhibit 4.03 to Community Health Systems, Inc.’s Current Report on Form 8-K filed June 22, 2018 (No. 001-15925))

4.4

Amended and Restated ABL Intercreditor Agreement, dated as of June 22, 2018, among JPMorgan Chase Bank, N.A., as ABL Agent, Credit Suisse AG, as senior-priority collateral agent, Credit Suisse AG, as senior-priority non-ABL loan agent, Regions Bank, as 2021 secured notes trustee, as 2023 secured notes trustee, as junior-priority collateral agent and as trustee under the Indentures, CHS/Community Health Systems, Inc., Community Health Systems, Inc., the subsidiary guarantors party thereto and each additional agent from time to time party thereto (incorporated by reference to Exhibit 4.04 to Community Health Systems, Inc.’s Current Report on Form 8-K filed June 22, 2018 (No. 001-15925))

4.5

Senior-Junior Lien Intercreditor Agreement, dated as of June 22, 2018, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the subsidiaries party thereto, Credit Suisse AG, Cayman Islands Branch, as initial senior-priority collateral agent, Regions Bank, as initial junior-priority collateral agent and each additional agent from time to time party thereto (incorporated by reference to Exhibit 4.05 to Community Health Systems, Inc.’s Current Report on Form 8-K filed June 22, 2018 (No. 001-15925))

4.6

Junior-Priority Lien Pari Passu Intercreditor Agreement, dated as of June 22, 2018, among Regions Bank, as collateral agent, Regions Bank, in its capacity as trustee under the 2023 Notes Indenture, Regions Bank, in its capacity as trustee under the 2024 Notes Indenture and each additional authorized representative from time to time party thereto (incorporated by reference to Exhibit 4.06 to Community Health Systems, Inc.’s Current Report on Form 8-K filed June 22, 2018 (No. 001-15925))

4.7

Indenture, dated as of July 6, 2018, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as trustee, and Credit Suisse AG, as collateral agent, relating to the 8.625% Senior Secured Notes due 2024 (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 6, 2018 (No. 001-15925))

10.1

ABL Credit Agreement, dated as of April 3, 2018, among CHS/Community Health Systems, Inc., as the Borrower, Community Health Systems, Inc., as the Parent, the subsidiaries of the Borrower party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed April 3, 2018 (No. 001-15925))

10.2

Guarantee and Collateral Agreement to ABL Credit Agreement, dated as of April 3, 2018, among CHS/Community Health Systems, Inc., as the Borrower, Community Health Systems, Inc., as the Parent, the subsidiaries of the Borrower party thereto, and JPMorgan Chase Bank, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.4 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q filed May 2, 2018 (No. 001-15925))

10.3	†

Community Health Systems, Inc. 2009 Stock Option and Award Plan, as amended and restated as of March 14, 2018 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed May 15, 2018 (No. 001-15925)

10.4		*

Amendment No. 1 to ABL Credit Agreement, dated as of May  3, 2018, among CHS/Community Health Systems, Inc., as the Borrower, Community Health Systems, Inc., as the Parent, the subsidiaries of the Borrower party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent

10.5	†	*

CHS/Community Health Systems, Inc. 2018 Supplemental Executive Retirement Plan, effective January 1, 2018 (in which certain executive officers, but not any current named executive officers, participate)

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

Date: July 27, 2018