Form 10-K
period 2018-12-31
COMMUNITY HEALTH SYSTEMS INC
filed 2019-02-21
CIK 1108109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2018
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

Large accelerated filer ☐	Accelerated filer ☑	Smaller reporting company ☐

Non-accelerated filer ☐		Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐    NO ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $371,142,770. Market value is determined by reference to the closing price on June 30, 2018 of the Registrant’s Common Stock as reported by the New York Stock Exchange. The Registrant does not (and did not at June 30, 2018) have any non-voting common stock outstanding. As of February 15, 2019, there were 116,227,225 shares of common stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this annual report is incorporated by reference to portions of the Registrant’s definitive proxy statement for its 2019 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2018.

COMMUNITY HEALTH SYSTEMS, INC.

Year ended December 31, 2018

Item 1. Business of Community Health Systems, Inc.

Overview of Our Company

We are one of the largest publicly-traded hospital companies in the United States and a leading operator of general acute care hospitals and outpatient facilities in communities across the country. We were originally founded in 1986 and were reincorporated in 1996 as a Delaware corporation. We provide healthcare services through the hospitals that we own and operate and affiliated businesses in non-urban and selected urban markets throughout the United States. As of December 31, 2018, we owned or leased 113 hospitals with an aggregate of 18,227 licensed beds, comprised of 111 general acute care hospitals and two stand-alone rehabilitation or psychiatric hospitals. These hospitals are geographically diversified across 20 states, with the majority of our hospitals located in regional networks or in close geographic proximity to one or more of our other hospitals. We generate revenues by providing a broad range of general and specialized hospital healthcare services and outpatient services to patients in the communities in which we are located. Services provided through our hospitals and affiliated businesses include general acute care, emergency room, general and specialty surgery, critical care, internal medicine, obstetrics, diagnostic, psychiatric and rehabilitation services. We also provide additional outpatient services at urgent care centers, occupational medicine clinics, imaging centers, cancer centers and ambulatory surgery centers. An integral part of providing these services is our network of affiliated physicians at our hospitals and affiliated businesses. As of December 31, 2018, we employed approximately 2,000 physicians and an additional 1,000 licensed healthcare practitioners. Through our management and operation of these businesses, we provide standardization and centralization of operations across key business areas; strategic assistance to expand and improve services and facilities; implementation of patient safety and quality of care improvement programs and assistance in the recruitment of additional physicians and licensed healthcare practitioners to the markets in which our hospitals are located. In a number of our markets, we have partnered with local physicians or not-for-profit providers, or both, in the ownership of our facilities.

We have been implementing a portfolio rationalization and deleveraging strategy by divesting hospitals and non-hospital businesses that are attractive to strategic and other buyers. Generally, these businesses are not in one of our strategically beneficial service areas, are less complementary to our business strategy and/or have lower operating margins. In connection with our divestiture initiative, strategic buyers have made offers to buy certain of our assets. Through consideration of these offers we have divested or may divest hospitals and non-hospital businesses when we find such offers to be attractive and in line with our operating strategy. In 2018, we divested 11 hospitals for total net proceeds of approximately $405 million. In 2017, we divested 30 hospitals for total net proceeds of approximately $1.7 billion.

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

Available Information

Our website address is www.chs.net and the investor relations section of our website is located at www.chs.net/investor-relations. We make available free of charge, through the investor relations section of our website, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K as well as amendments to those reports, as soon as reasonably practical after they are filed with, or furnished to, the SEC. The SEC maintains an Internet site that contains our reports, proxy and information statements, and other information that we file electronically with the SEC at www.sec.gov.

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

Strengthening Regional Networks and Local Market Operations. We believe opportunities exist in select markets to create healthcare networks consisting of multiple hospitals and corresponding outpatient services. Regional networks are able to expand the breadth of services provided for our patients, develop centers of excellence for key services, deliver care in an organized and efficient way across the network, improve alignment with physicians and other providers, and make services more attractive to managed care and other payers. Currently, 79 of our hospitals operate in 22 regional networks.

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

We work hard to develop positive, collaborative relationships with physicians. We currently have fifteen Medicare Shared Savings Program Accountable Care Organizations which include approximately 4,500 employed and independent physicians in our communities. We look forward to realizing the benefits of these Accountable Care Organizations, including opportunities to strengthen quality, deepen clinical collaboration and demonstrate performance under a reimbursement system moving toward more value-based incentives and payments.

Developing a More Consumer-Centric Experience and Facilitating Connections between Episodes of Care. Consumers continue to take a more active role in healthcare decision-making, especially as they assume increasing responsibility for the cost of their healthcare. The rise in consumerism is highlighting customer expectations that have not always been prioritized in the healthcare setting. We are working on ways to create more enduring relationships with our patients by providing services that help people navigate their healthcare journeys and enable more seamless connections across episodes in our healthcare systems, hospitals, and physician practices. Some of these initiatives include:

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

Billing and Collections. We have adopted standard policies and procedures with respect to billing and collections. We have automated various components of the collection cycle, including statements and collection letters, to help facilitate timely and accurate progression of our accounts through the collection cycle. We have consolidated local billing and collection functions into six centralized business offices and have completed the transition of our hospital billing departments to this new infrastructure. We are now realizing the benefits of lower patient claim denials, higher underpayment recoveries and reduced operating expenses.

Physician Support. We support newly recruited physicians to facilitate a smooth and effective transition into our communities. Newly recruited physicians participate in orientation that covers matters related to starting up a new practice or joining an established practice. For employed physicians, we utilize software solutions that monitor and help optimize their practice performance against industry standard benchmarks and best practices. We also have implemented programs to improve physician workflow, reduce physician turnover, optimize staffing at physician clinics and standardize onboarding processes.

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

Other Initiatives. Numerous other initiatives have been standardized or centralized and leverage data to reduce costs and increase productivity. For example, we have improved staff scheduling and efficiency by implementing standardized time keeping systems and we have implemented initiatives to reduce unnecessary overtime and guide temporary staffing decisions that align with patient admissions and acuity. We have created a centralized team and implemented standard processes for payroll processing and management of accounts payable. Likewise, we have leveraged data and expertise to optimize our performance in clinical and operating areas such as emergency room, pharmacy, laboratory, imaging and skilled nursing services and health information management. Each time we implement a new process initiative, we work to identify and communicate best practices and we monitor progress and performance improvement throughout the organization.

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

We have operated a Patient Safety Organization, or PSO, since 2011. Our PSO is listed by the U.S. Department of Health and Human Services, or HHS, Agency for Healthcare Research and Quality. We believe our PSO has assisted, and will continue to assist us, in improving patient safety at our hospitals. The PSO has been recertified through 2019.

Optimize our portfolio through select divestitures of non-core assets while investing in markets with the best opportunities for growth

We have been reshaping our portfolio through the divestiture of non-core hospital and non-hospital assets to strategic and other buyers. In 2019, we intend to divest additional hospitals in select markets. Generally, these divested assets are less complementary to our business strategies and/or have lower operating margins. We have used, and expect to continue to use, proceeds from divestitures to reduce debt.

By divesting non-core assets, we are able to more sharply channel our resources and capital investments into strategic markets where we have the best ability to increase access and patient care, enhance our service lines, form successful joint ventures, produce growth and increase market share. As an example, we acquired 43 physician practices in 2018.

Our portfolio optimization efforts have included several transactions to date. In 2017, we divested 30 hospitals in single and multi-hospital transactions. In 2018, we divested an additional 11 hospitals in single and multi-hospital transactions. We also closed three non-core hospitals in 2018 in locations where the operations could be absorbed by one or more hospitals in the same regional network.

Industry Overview

According to the Centers for Medicare & Medicaid Services, or CMS, national healthcare expenditures grew 3.9% in 2017 to $3.5 trillion and are projected to have grown 5.3% in 2018 to nearly $3.7 trillion. The CMS projections, published in February of 2018, indicate that total U.S. healthcare spending is expected to grow by 5.5% in 2019 and 2020, and at an average annual rate of 5.7% for 2021 through 2026. CMS anticipates that total U.S. healthcare annual expenditures will reach $5.7 trillion by 2026, accounting for approximately 19.7% of the total U.S. gross domestic product. Healthcare spending is expected to be largely influenced by changes in economic conditions and demographics, as well as by increasing prices for medical goods and services. The CMS projections are constructed using a current-law framework. They are typically published once per year and are not updated to reflect interim changes. For example, the projections do not take into account the possibility of further modifications to, or repeal of, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively, the Affordable Care Act.

Hospital services, the market within the healthcare industry in which we primarily operate, is the largest single category of healthcare expenditures. In 2018, hospital care expenditures are projected to have grown 5.1%, amounting to nearly $1.2 trillion. CMS estimates that the hospital services category will amount to nearly $1.3 trillion in 2019 and projects growth in this category at an average of 5.7% annually from 2019 through 2026.

U.S. Hospital Industry. The U.S. hospital industry is broadly defined to include acute care, rehabilitation and psychiatric facilities that are either public (government owned and operated), not-for-profit private (religious or secular), or for-profit institutions (investor owned). According to the American Hospital Association, there are approximately 5,300 community hospitals in the U.S., which are not-for-profit owned, investor owned, or state or local government owned. Of these hospitals, nearly 40% are located in non-urban communities. We believe that a majority of these hospitals are owned by not-for-profit or governmental entities. These facilities offer a broad range of healthcare services, including internal medicine, general surgery, cardiology, oncology, orthopedics, OB/GYN and emergency services. In addition, hospitals offer other ancillary services, including psychiatric, diagnostic, rehabilitation, home care and outpatient surgery services.

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

Hospital Industry Trends

Demographic Trends. According to the U.S. Census Bureau, in 2017, there were approximately 51 million Americans aged 65 or older in the U.S. comprising approximately 15.6% of the total U.S. population. By the year 2030, the number of Americans aged 65 or older is expected to climb to 72 million, or 19.3% of the total population. Due to the anticipated increasing life expectancy of Americans, the number of people aged 85 years and older is also expected to increase from 6 million in 2015 to 9 million by the year 2030. This anticipated increase in life expectancy will increase demand for healthcare services and, as importantly, the demand for innovative, more sophisticated means of delivering those services. Hospitals, as the largest category of care in the healthcare market, will be among those impacted most directly by this increase in demand. Based on data compiled for us, the populations of the service areas where our hospitals are located grew 6.9% from 2011 to 2018 and are expected to grow by 4.2% from 2018 to 2023. The number of people aged 65 or older in these service areas grew by 26.8% from 2011 to 2018 and is expected to grow by 16.8% from 2018 to 2023. People aged 65 or older comprised 17.5% of the total population in our service areas in 2018, yet they could comprise 19.6% of the total population in our service areas by 2023.

Consolidation. In addition to our own acquisitions and dispositions in recent years, consolidation activity in the hospital industry, primarily through mergers and acquisitions involving both for-profit and not-for-profit hospital systems, is continuing. Reasons for this activity include:

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

Trends in Payment for Healthcare Services. As discussed in more detail in the Government Regulation section of this Form 10-K, the impact of healthcare reform legislation, combined with the growing financial and economic pressures on the healthcare industry, has resulted in challenges to traditional reimbursement trends. For example, the Affordable Care Act has encouraged the adoption of new payment models that emphasize cost-effective delivery of care and quality of outcomes. Although the number of patients with health insurance coverage has expanded, patients may face higher deductibles and increased co-payment requirements, which may result in greater write-offs of uncollectible amounts from those patients.

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

Selected Operating Data

The following table sets forth operating statistics for each of the years presented for our hospitals that are included in our continuing operations. Statistics for 2018 include a full year of operations for 113 hospitals and partial periods for 11 hospitals divested during the year and three hospitals that ceased operations during the year reflecting the operations of these hospitals prior to divestiture or closure. Statistics for 2017 include a full year of operations for 125 hospitals and partial periods for 30 hospitals divested during the year reflecting the operations of these hospitals prior to divestiture. Statistics for 2016 include a full year of operations for 152 hospitals and partial periods for three hospitals acquired during the year reflecting the operations of these hospitals following the completion of the acquisition. Statistics for hospitals included in discontinued operations are excluded from all periods presented.

	Year Ended December 31,
	2018	2017	2016
	(Dollars in millions)
Consolidated Data
Number of hospitals (at end of period)	113	125	155
Licensed beds (at end of period) (1)	18,227	20,850	26,222
Beds in service (at end of period) (2)	16,297	18,457	23,229
Admissions (3)	627,321	738,036	857,412
Adjusted admissions (4)	1,351,857	1,596,739	1,867,348
Patient days (5)	2,815,401	3,296,469	3,832,104
Average length of stay (days) (6)	4.5	4.5	4.5
Occupancy rate (beds in service) (7)	43.5%	43.3%	43.1%
Net operating revenues	$14,155	$15,353	$18,438
Net inpatient revenues as a % of net operating revenues (8)	47.7%	47.7%	44.2%
Net outpatient revenues as a % of net operating revenues (8)	52.3%	52.3%	55.8%
Net loss attributable to Community Health Systems Inc. stockholders	$(788)	$(2,459)	$(1,721)
Net loss attributable to Community Health Systems Inc. stockholders as a % of net operating revenues	(5.6)%	(16.0)%	(9.3	) %
Adjusted EBITDA (9)	$1,642	$1,703	$2,225
Adjusted EBITDA as a % of net operating revenues (9)	11.6%	11.1%	12.1%
Liquidity Data
Net cash flows provided by operating activities	$274	$773	$1,137
Net cash flows provided by operating activities as a % of net operating revenues	1.9%	5.0%	6.2%
Net cash flows (used in) provided by investing activities	$(245)	$1,069	$630
Net cash flows used in financing activities	$(396)	$(1,517)	$(1,713)

	Year Ended December 31,		(Decrease)
	2018	2017	Increase
	(Dollars in millions)
Same-Store Data (10)
Admissions (3)	580,845	588,769	(1.3)%
Adjusted admissions (4)	1,251,066	1,255,931	(0.4)%
Patient days (5)	2,606,059	2,619,494
Average length of stay (days) (6)	4.5	4.4
Occupancy rate (beds in service) (7)	44.1%	43.9%
Net operating revenues	$13,331	$12,969	2.8%
Income from operations	$1,032	$990	4.2%
Income from operations as a % of net operating revenues	7.7%	7.6%
Depreciation and amortization	$651	$685
Equity in earnings of unconsolidated affiliates	$(21)	$(15)

(1)	Licensed beds are the number of beds for which the appropriate state agency licenses a facility regardless of whether the beds are actually available for patient use.

(2)	Beds in service are the number of beds that are readily available for patient use.

(3)	Admissions represent the number of patients admitted for inpatient treatment.

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

(8)

This calculation excludes the change in estimate related to net patient revenue to increase contractual allowances and additional provision for bad debts recorded during the three months ended December 31, 2017.

(9)

EBITDA is a non-GAAP financial measure which consists of net loss attributable to Community Health Systems, Inc. before interest, income taxes, and depreciation and amortization. Adjusted EBITDA, also a non-GAAP financial measure, is EBITDA adjusted to add back net income attributable to noncontrolling interests and to exclude the effect of discontinued operations, loss (gain) from early extinguishment of debt, impairment and (gain) loss on sale of businesses, gain on sale of investments in unconsolidated affiliates, expense incurred related to the spin-off of QHC, expense incurred related to the sale of a majority ownership interest in the Company’s home care division, expense (income) related to government and other legal settlements and related costs, expense related to employee termination benefits and other restructuring charges, expense (income) from settlement and fair value adjustments on the CVR agreement liability related to the Health Management Associates, Inc., or HMA, legal proceedings and related legal expenses, and the overall impact of the change in estimate related to net patient revenue recorded in the fourth quarter of 2017 resulting from the increase in contractual allowances and the provision for bad debts. The Company has from time to time sold noncontrolling interests in certain of its subsidiaries or acquired subsidiaries with existing noncontrolling interest ownership positions. The Company believes that it is useful to present Adjusted EBITDA because it adds back the portion of EBITDA attributable to these third-party interests and clarifies for investors the Company’s portion of EBITDA generated by continuing operations. The Company reports Adjusted EBITDA as a measure of financial performance. Adjusted EBITDA is a key measure used by management to assess the operating performance of the Company’s hospital operations and to make decisions on the allocation of resources. Adjusted EBITDA is also used to evaluate the performance of the Company’s executive management team and is one of the primary targets used to determine short-term cash incentive compensation. In addition, management utilizes Adjusted EBITDA in assessing the Company’s consolidated results of operations and operational performance and in comparing the Company’s results of operations between periods. The Company believes it is useful to provide investors and other users of the Company’s financial statements this performance measure to align with how management assesses the Company’s results of operations. Adjusted EBITDA also is comparable to a similar metric called Consolidated EBITDA, as defined in the Company’s senior secured credit facility, which is a key component in the determination of the Company’s compliance with some of the covenants under the Company’s senior secured credit facility (including the Company’s ability to service debt and incur capital expenditures), and is used to determine the interest rate and commitment fee payable under the senior secured credit facility (although Adjusted EBITDA does not include all of the adjustments described in the senior secured credit facility). For further discussion of Consolidated EBITDA and how that measure is utilized in the calculation of our debt covenants, see the Capital Resources section of Part II, Item 7 of this Form 10-K.

Adjusted EBITDA is not a measurement of financial performance under U.S. GAAP. It should not be considered in isolation or as a substitute for net income, operating income, or any other performance measure calculated in accordance with U.S. GAAP. The items excluded from Adjusted EBITDA are significant components in understanding and evaluating financial performance. The Company believes such adjustments are appropriate as the magnitude and frequency of such items can vary significantly and are not related to the assessment of normal operating performance. Additionally, this calculation of Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.

The following table reflects the reconciliation of Adjusted EBITDA, as defined, to net loss attributable to Community Health Systems, Inc. stockholders as derived directly from our Consolidated Financial Statements for the years ended December 31, 2018, 2017 and 2016 (in millions):

	Year Ended December 31,
	2018	2017	2016
Net loss attributable to Community Health
Systems, Inc. stockholders	$(788)	$(2,459)	$(1,721)
Adjustments:
Benefit from income taxes	(11)	(449)	(104)
Depreciation and amortization	700	861	1,100
Net income attributable to noncontrolling interests	84	63	95
Loss from discontinued operations	-	12	15
Interest expense, net	976	931	962
(Gain) loss from early extinguishment of debt	(31)	40	30
Impairment and (gain) loss on sale of businesses, net	668	2,123	1,919
Change in estimate for contractual allowances and provision for bad debts	-	591	-
Gain on sale of investments in unconsolidated affiliates	-	-	(94)
Expense (income) from government and other legal settlements and related costs	11	(31)	16
Expense (income) from fair value adjustments and legal expenses related to cases covered by the CVR	13	6	(6)
Expense related to the sale of a majority interest in home care division	-	1	1
Expense related to the spin-off of QHC	-	-	12
Expense related to employee termination benefits and other restructuring charges	20	14	-

Adjusted EBITDA	$1,642	$1,703	$2,225

(10)

Same-store operating results and statistical data exclude information for the hospitals divested or closed, including the hospitals included in the spin-off of QHC in the year ended December 31, 2016. In addition, same-store data excludes discontinued operations in the periods presented. Same-store operating results also exclude the overall impact of the change in estimate related to net patient receivables recorded in the fourth quarter of 2017. For all hospitals owned throughout both periods, the same-store operating results and statistical data reflects the indicated periods.

Sources of Revenue

The following table presents the approximate percentages of net operating revenues by payor source for the periods indicated. The data for the periods presented are not strictly comparable due to the effect that hospital acquisitions and divestitures have had on these statistics. The percentages of net operating revenues for 2017 also include the overall impact of the change in estimate recorded in the fourth quarter of 2017 to increase contractual allowances and record additional provision for bad debts.

	Year Ended December 31,
	2018	2017	2016
Medicare	26.3%	27.8%	27.2%
Medicaid	13.3	13.2	11.9
Managed Care and other third-party payors	59.0	59.8	58.4
Self-pay	1.4	(0.8)	2.5

Total	100.0%	100.0%	100.0%

As shown above, we receive a substantial portion of our revenues from the Medicare and Medicaid programs. Included in Managed Care and other third-party payors is operating revenues from insurance companies with which we have insurance provider contracts, Medicare managed care, insurance companies for which we do not have insurance provider contracts, workers’ compensation carriers and non-patient service revenue, such as rental income and cafeteria sales. In the future, we generally expect the portion of our revenues to be received from the Medicare and Medicaid programs to increase due to the general aging of the population. In addition, the Affordable Care Act has increased the number of insured patients in states that have expanded Medicaid, which in turn, has reduced the percentage of revenues from self-pay patients. However, it is unclear whether the trend of increased coverage will continue, due in part to the elimination of the financial penalty associated with the individual mandate, effective January 1, 2019. Further, the Affordable Care Act imposes significant reductions in amounts the government pays Medicare managed care plans. The trend toward increased enrollment in Medicare managed care may adversely affect our operating revenue growth. Other provisions in the Affordable Care Act impose minimum medical-loss ratios and require insurers to meet specific benefit requirements. Furthermore, in the normal course of business, managed care programs, insurance companies and employers actively negotiate the amounts paid to hospitals. The trend toward increased enrollment in managed care may adversely affect our operating revenue growth. There can be no assurance that we will retain our existing reimbursement arrangements or that these third-party payors will not attempt to further reduce the rates they pay for our services.

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-based reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for the treatment of patients covered by Medicare, Medicaid and non-governmental payors are generally less than the standard billing rates. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues and net loss by an insignificant amount in each of the years ended December 31, 2018, 2017 and 2016.

The payment rates under the Medicare program for hospital inpatient and outpatient acute care services are based on a prospective payment system, depending upon the diagnosis of a patient’s condition. These rates are indexed for inflation annually, although increases have historically been less than actual inflation. On August 2, 2018, CMS issued the final rule to increase this index by 2.9% for hospital inpatient acute care services that are reimbursed under the prospective payment system, beginning October 1, 2018. The final rule provides for a 0.8% multifactor productivity reduction, 0.75% reduction to hospital inpatient rates implemented pursuant to the Affordable Care Act, and a positive 0.5% adjustment in accordance with the Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, which will yield an estimated net 1.85% increase in reimbursement for hospitals. An additional reduction applies to hospitals that do not submit required patient quality data. We are complying with this data submission requirement. Payments may also be affected by admission and medical review criteria for inpatient services commonly known as the “two midnight rule.” Under the rule, for admissions on or after October 1, 2013, services to Medicare beneficiaries are only payable as inpatient hospital services when there is a reasonable expectation that the hospital care is medically necessary and will be required across two midnights, absent unusual circumstances. Stays expected to need less than two midnights of hospital care are subject to medical review on a case-by-case basis. Reductions in the rate of increase or overall reductions in Medicare reimbursement may cause a decline in the growth of our net operating revenues.

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

As of December 31, 2018, Florida, Texas and Indiana represented our only areas of significant geographic concentration. Net operating revenues generated by our hospitals in Florida, as a percentage of consolidated operating revenues, were 14.3% in 2018, 14.0% in 2017 and 13.6% in 2016. Net operating revenues generated by our hospitals in Texas, as a percentage of consolidated operating revenues, were 11.7% in 2018, 10.9% in 2017 and 10.4% in 2016. Net operating revenues generated by our hospitals in Indiana, as a percentage of consolidated operating revenues, were 12.5% in 2018, 11.6% in 2017 and 9.4% in 2016.

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

Healthcare Reform. Over the last decade, the U.S. Congress and certain state legislatures have introduced and passed a large number of proposals and legislation designed to make major changes in the healthcare system, including changes intended to increase access to health insurance. The most prominent of these efforts, the Affordable Care Act, affects how healthcare services are covered, delivered, and reimbursed, but its future is uncertain. The law has been subject to legislative and regulatory changes and court challenges, and the presidential administration and certain members of Congress have stated their intent to repeal or make additional significant changes to, the Affordable Care Act, its implementation or its interpretation. For example, the Affordable Care Act mandates that substantially all U.S. citizens maintain health insurance coverage and increases health insurance coverage through a combination of public program expansion and private sector health insurance reforms. However, as part of the tax reform legislation which was enacted in December 2017, effective January 1, 2019, the financial penalty for individuals that fail to maintain health insurance coverage associated with the individual mandate was eliminated. Additionally, final rules issued in 2018 expand the availability of association health plans and allow the sale of short-term, limited-duration health plans, neither of which are required to cover all of the essential health benefits mandated by the Affordable Care Act. These changes may impact the number of individuals that elect to obtain public or private health insurance or the scope of such coverage, if purchased. In December 2018, a federal judge in Texas found the entire Affordable Care Act to be unconstitutional, as a result of the elimination of the individual mandate penalty as noted above. Pending the appeal process, the law remains in place.

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

Substantial uncertainty remains regarding the ongoing net effect of the Affordable Care Act due to the possibility of repeal or significant additional changes to the law, clarifications and modifications resulting from executive orders, the rule-making process, the ultimate outcome of court challenges and the development of agency guidance, whether and how many states ultimately decide to expand Medicaid coverage and on what terms, the number of individuals who elect to purchase health insurance coverage and budgetary issues at federal and state levels. The impact on the healthcare industry and timing of any potential repeal of or further changes to the Affordable Care Act and any alternative provisions is unknown. For example, members of Congress have proposed measures that would expand government-sponsored coverage, including single-payor proposals, which could also significantly affect healthcare providers. It is difficult to predict the nature and success of future financial or delivery system reforms.

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

We have a variety of financial relationships with physicians who refer patients to our hospitals. Physicians own interests in a number of our facilities. Physicians may also own our stock. We also have contracts with physicians providing for a variety of financial arrangements, including employment contracts, leases, management agreements and professional service agreements. We provide financial incentives to recruit physicians to relocate to communities served by our hospitals. These incentives include relocation, reimbursement for certain direct expenses, income guarantees and, in some cases, loans. Although we strive to comply with the Anti-Kickback Statute, taking into account available guidance including the “safe harbor” regulations, we cannot assure you that regulatory authorities will not determine otherwise. If that happens, we could be subject to criminal and civil penalties and/or exclusion from participating in Medicare, Medicaid, or other government healthcare programs. Civil monetary penalties are increased annually based on updates to the consumer price index and were increased under the Bipartisan Budget Act of 2018.

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

Certificates of Need. The construction of new facilities, the acquisition of existing facilities, significant capital expenditures and the addition of new services at our facilities may be subject to state laws that require prior approval by state regulatory agencies. These CON laws generally require that a state agency determine the public need and give approval prior to the construction or acquisition of facilities, significant capital expenditure or the addition of new services. As of December 31, 2018, we operated 79 hospitals in 15 states that have adopted CON laws for acute care facilities. If we fail to obtain necessary state approval, we will not be able to expand our facilities, complete acquisitions or significant capital expenditures or add new services in these states. Violation of these state laws may result in the imposition of civil sanctions or the revocation of a hospital’s licenses.

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

The DRG payment rates are adjusted by an update factor on October 1 of each year, the beginning of the federal fiscal year. The index used to adjust the DRG payment rates, known as the “market basket index,” gives consideration to the inflation experienced by hospitals in purchasing goods and services. DRG payment rates were increased by the “market basket index” update of 2.7% and 2.9% for each of federal fiscal years 2018 and 2019, respectively, subject to certain reductions. For federal fiscal year 2018, the market basket update was positively adjusted by 0.46% in accordance with the 21st Century Cures Act, and reduced by 0.6% for the multi-factor productivity adjustment, reduced 0.75% in accordance with the Affordable Care Act, and reduced by 0.6% to remove the effects of prior adjustments related to the two midnight rule. For federal fiscal year 2019, the market basket update was positively adjusted by 0.5% in accordance with MACRA, and reduced 0.8% for the multi-factor productively adjustment, and reduced 0.75% in accordance with the Affordable Care Act. A 25% reduction to the market basket index occurs if patient quality data is not submitted, and a reduction of 75% of the market basket index update occurs for hospitals that fail to demonstrate meaningful use of certified electronic health records, or EHR, technology without receiving a hardship exception. Future legislation may decrease the rate of increase for DRG payments or even decrease such payment rates, but we are unable to predict the amount of any reduction or the effect that any reduction will have on us.

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

In addition, hospitals may qualify for Medicare disproportionate share payments when their percentage of low income patients exceeds specified regulatory thresholds. A majority of our hospitals qualify to receive Medicare disproportionate share payments. CMS also distributes a prospectively determined amount to Medicare disproportionate share hospitals based on a hospital’s relative share of uncompensated care. These uncompensated care payments are drawn from pool that is funded by the 75% reduction in disproportionate share payments that was made pursuant to the Affordable Care Act. The uncompensated care pool is further reduced each year by a formula that reflects reductions in the U.S. uninsured population that is under 65 years of age. Thus, the greater the level of coverage for the uninsured, the more the Medicare uncompensated care pool will be reduced. Each eligible hospital is paid, out of the uncompensated care pool, an amount based upon its estimated cost of providing uncompensated care. These Medicare disproportionate share and uncompensated care payments as a percentage of net operating revenues was 1.27% and 1.16% for the years ended December 31, 2018 and

2017, respectively. Hospitals may also qualify for Medicaid disproportionate share payments when they qualify under the state established guidelines. These Medicaid disproportionate share payments as a percentage of net operating revenues was 0.52% and 0.46% for the years ended December 31, 2018 and 2017, respectively. The Affordable Care Act also provided for reductions to the Medicaid disproportionate share payments, but Congress has delayed the implementation of those reductions until 2020.

We also receive Medicare reimbursement for hospital outpatient services through a PPS. Services paid under the hospital outpatient PPS are grouped into ambulatory payment classifications. APC payment rates are generally determined by applying a conversion factor, which CMS updates annually using a market basket. For calendar year 2018, CMS estimated an increase in hospital outpatient PPS payments of 1.4%. This reflects a market basket increase of 2.7%, with a 0.75% downward adjustment in accordance with the Affordable Care Act, a 0.6% downward productivity adjustment, and other policy changes. For calendar year 2019, CMS estimated an increase in hospital outpatient PPS payments of 0.6%. This reflects a market basket increase of 2.9%, with a 0.75% downward adjustment in accordance with the Affordable Care Act, and a 0.8% downward productivity adjustment. An additional 2.0% reduction to the market basket update applies to hospitals that do not submit required patient quality data. We are complying with this data submission requirement.

Over the next two years, CMS is imposing a site-neutral payment policy for off-campus provider-based departments paid under the outpatient PPS. Off-campus provider-based departments will be paid the Medicare Physician Fee Schedule-equivalent rate for clinic visits. CMS estimates this will result in a 0.6% reduction to hospital payments, depending on the volume of clinic visits provided at the hospitals’ off-campus provider-based departments.

The Medicare reimbursement discussed above was reduced beginning in 2013 due to the Budget Control Act of 2011 that required across-the-board spending cuts to the federal budget, also known as sequestration. These sequestration cuts included reductions in payments for Medicare and other federally funded healthcare programs, including TRICARE. These reductions have been extended through 2027.

Payment under the Medicare program for physician services is based upon the Medicare Physician Fee Schedule, or MPFS, under which CMS has assigned a national relative value unit, or RVU, to most medical procedures and services that reflects the resources required to provide the services relative to all other services. Each RVU is calculated based on a combination of the time and intensity of work required, overhead expense attributable to the service, and malpractice insurance expense. These elements are each modified by a geographic adjustment factor to account for local practice costs and are then aggregated. The Bipartisan Budget Act of 2018 provides for a 0.25% update to the MPFS, which is then reduced by a 0.14% budget neutrality adjustment for an overall estimated increase of 0.11% for calendar year 2019. MACRA requires the establishment of the Quality Payment Program, or QPP, a payment methodology intended to reward high-quality patient care. Beginning in 2017, physicians and certain other healthcare clinicians are required to participate in one of two QPP tracks. Under both tracks, performance data collected each performance year will affect Medicare payments two years later. CMS expects to transition increasing financial risk to providers as QPP evolves. Under the Advanced Alternative Payment Model, or Advanced APM, track, incentive payments are available based on participation in specific innovative payment models approved by CMS. Providers may earn a Medicare incentive payment and will be exempt from the reporting requirements and payment adjustments imposed under the Merit-Based Incentive Payment System, or MIPS, if the provider has sufficient participation in an Advanced APM. Alternatively, providers may participate in the MIPS track, under which physicians will receive performance-based payment incentives or payment reductions based on their performance with respect to clinical quality, resource use, clinical improvement activities, and meaningful use of EHR. MIPS consolidates components of certain previously established physician incentive programs.

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

Medicare Integrity. CMS contracts with third parties to promote the integrity of the Medicare program through review of quality concerns and detection of improper payments. Quality Improvement Organizations, or QIOs, for example, are groups of physicians and other healthcare quality experts that work on behalf of CMS to ensure that Medicare pays only for goods and services that are reasonable and necessary and that are provided in the most appropriate setting. Under the Recovery Audit Contractor, or RAC, program, CMS contracts with RACs nationwide to conduct post-payment reviews to detect and correct improper payments in the Medicare program, as required by statute. RACs review claims submitted to Medicare for billing compliance, including correct coding and medical necessity. Compensation for RACs is on a contingency basis and based upon the amount of overpayments and underpayments identified, if any. CMS limits the number of claims that RACs may audit by limiting the number of records that RACs may request from hospitals based on each provider’s claim denial rate for the previous year.

The RAC program’s scope also includes Medicaid claims. States may coordinate with Medicaid RACs regarding recoupment of overpayments and refer suspected fraud and abuse to appropriate law enforcement agencies. Under the Medicaid Integrity Program, CMS employs private contractors, referred to as Medicaid Integrity Contractors, or MICs, to perform reviews and post-payment audits of Medicaid claims and identify overpayments. MICs are assigned to five geographic jurisdictions. Besides MICs, several other contractors and state Medicaid agencies have increased their review activities. CMS is transitioning some of its other integrity programs to a consolidated model by engaging Unified Program Integrity Contractors, or UPICs, to perform audits, investigations and other integrity activities.

We maintain policies and procedures to respond to the RAC requests and payment denials. Payment recoveries resulting from RAC reviews and denials are appealable, and we pursue reversal of adverse determinations at appropriate appeal levels. Currently, there are significant delays in the assignment of new Medicare appeals to Administrative Law Judges. According to the Office of Medicare Hearings and Appeals, the average processing time in fiscal year 2017 was approximately three years. HHS has finalized rules intended to streamline the process and improve efficiency but has also stressed the need for additional funding. Thus, we may experience significant delays in appealing any RAC payment denials. To ease the backlog of appeals, CMS has announced two new settlement initiatives. Depending upon the growth of RAC programs and our success in appealing claims in future periods, our cash flows and results of operations could be negatively impacted.

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

Bundled Payment Initiatives. The CMS Innovation Center is responsible for establishing demonstration projects and other initiatives in order to identify, develop, test and encourage the adoption of new methods of delivering and paying for healthcare that create savings under the Medicare and Medicaid programs, while maintaining or improving quality of care. For example, providers participating in bundled payment initiatives accept accountability for costs and quality of care by agreeing to receive one payment for services provided to Medicare patients for certain medical conditions or episodes of care. By rewarding providers for increasing quality and reducing costs and penalizing providers if costs exceed a certain amount, bundled payment models are intended to lead to higher quality, more coordinated care at a lower cost to the Medicare program. The CMS Innovation Center has implemented a voluntary bundled payment program known as the Bundled Payment for Care Improvement, or BPCI, initiative. We are participating in BPCI initiatives in ten of our markets.

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

Supply Contracts

We purchase items, primarily medical supplies, medical equipment and pharmaceuticals, under an agreement with HealthTrust, a GPO in which we are a noncontrolling partner. As of December 31, 2018, we had a 17.7% ownership interest in HealthTrust. By participating in this organization, we are able to procure items at competitively priced rates for our hospitals. There can be no assurance that our arrangement with HealthTrust will continue to provide the discounts that we have historically received.

Competition

The hospital industry is highly competitive. The competition among hospitals and other healthcare providers for patients has intensified as patients have become more conscious of rising costs and quality of care in the healthcare decision-making process. Certain of our hospitals are located in non-urban service areas in which we are the sole provider of general acute care health services. Those hospitals in non-urban service areas face no direct competition because there are no other hospitals in their primary service areas. However, these hospitals face competition from hospitals outside of their primary service area, including hospitals in urban areas that provide more complex services. Patients in those service areas may travel to these other hospitals for a variety of reasons, including the need for services we do not offer, payor networks that exclude our providers, or physician referrals. Patients who are required to seek services from these other hospitals may subsequently shift their preferences to those hospitals for services we do provide. Our other hospitals in selected urban service areas may face competition from hospitals that are more established than our hospitals. Certain of these competing facilities offer services, including extensive medical research and medical education programs, which are not offered by our facilities. In addition, in certain markets where we operate, there are large teaching hospitals that provide highly specialized facilities, equipment and services that may not be available at our hospitals. We also face competition from other specialized care providers, including outpatient surgery, orthopedic, oncology and diagnostic centers. Some competitors are implementing physician alignment strategies, such as employing physicians, acquiring physician practice groups, and participating in ACOs, or other clinical integration models. Cost-reduction strategies by large employer groups and their affiliates may increase this competition. We believe that we will continue to face increased competition in outpatient service models that become more integrated through acquisitions or partnerships between physicians, specialized care providers, and managed care payors.

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

The number and quality of the physicians on a hospital’s staff is an important factor in a hospital’s competitive position. Physicians decide whether a patient is admitted to the hospital and the procedures to be performed. Admitting physicians may be on the medical staffs of other hospitals in addition to those of our hospitals. We attempt to attract our physicians’ patients to our hospitals by offering quality services and facilities, convenient locations and state-of-the-art equipment. In addition, CMS publicizes on its Hospital Compare website data that hospitals submit in connection with Medicare reimbursement claims, including performance data related to quality measures and patient satisfaction surveys. Federal law provides for the future expansion of the number of quality measures that must be reported. Additional quality measures and other future trends toward clinical transparency may have a potential impact on our competitive position and patient volumes in ways that we are unable to predict. In addition, hospitals must publish online a list of their standard charges for items and services.

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

On September 25, 2018, we announced a global resolution and settlement agreements ending the U.S. Department of Justice investigation into certain conduct of HMA and its affiliated entities and settling certain qui tam lawsuits that were initiated and pending, and known to us, before our acquisition by merger of HMA in 2014. Under this settlement, we made payments totaling $266 million, including interest, in the fourth quarter of 2018. See the “Legal Proceedings” discussion in Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018 and the press release filed therewith on September 25, 2018 for further discussion of this matter and the details of the settlement. Additionally, under the terms of the global settlement, our existing CIA has been amended and extended. The extension began immediately and effectively adds two years to the existing CIA, with the amended CIA now running through 2021.

The compliance measures and reporting and auditing requirements contained in the CIA include:

•	continuing the duties and activities of our Corporate Compliance Officer, Corporate Compliance Work Group, and Facility Compliance Officers and committees;

•	maintaining our written Code of Conduct, which sets forth our commitment to full compliance with all statutes, regulations, and guidelines applicable to federal healthcare programs;

•	maintaining our written policies and procedures addressing the operation of our Compliance Program, including adherence to medical necessity and admissions standards for inpatient hospital stays;

•	continuing our general compliance training;

•	providing specific training for appropriate personnel on billing, case management and clinical documentation;

•	engaging an independent third party to perform an annual review of our compliance with the CIA;

•	continuing our Confidential Disclosure Program and hotline to enable employees or others to disclose issues or questions regarding possible inappropriate policies or behavior;

•	maintaining our screening program to ensure that we do not hire or engage employees or contractors who are ineligible persons for federal healthcare programs;

•	notifying the OIG of any government investigations;

•	reporting any material deficiency which resulted in an overpayment to us by a federal healthcare program; and

•	submitting annual reports to the OIG which describe in detail the operations of our corporate Compliance Program for the past year.

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

Employees and Medical Staff

At December 31, 2018, we had approximately 87,000 employees, including approximately 17,000 part-time employees. References herein to “employees” refer to employees of our affiliates. We are subject to various state and federal laws that regulate wages, hours, benefits and other terms and conditions relating to employment. At December 31, 2018, certain employees at ten of our hospitals are represented by various labor unions. It is likely that union organizing efforts will take place at additional hospitals in the future. We consider our employee relations to be good and have not experienced work stoppages that have materially, adversely affected our business or results of operations. Our hospitals, like most hospitals, have experienced rising labor costs. In some markets, nurse and medical support personnel availability has become a significant operating issue to healthcare providers. To address this challenge, we have implemented several initiatives to improve retention, recruiting, compensation programs and productivity.

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

We have a significant amount of indebtedness, which is more fully described in the Liquidity and Capital Resources section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Form 10-K and Note 7 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this Form 10-K. As of December 31, 2018, we had approximately $10.7 billion aggregate principal amount of senior secured indebtedness outstanding, and approximately $2.9 billion of senior unsecured indebtedness outstanding.

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

•	some of our borrowings, including borrowings under our credit facilities, accrue interest at variable rates, exposing us to the risk of increased interest rates;

•	it may limit our ability to make strategic acquisitions or cause us to make nonstrategic divestitures;

•	it may limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to our competitors that are less highly leveraged; and

•	it may increase our vulnerability in connection with adverse changes in general economic, industry or competitive conditions or government regulations or other adverse developments.

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

We cannot assure you that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our existing or future debt agreements, including our credit facilities and the indentures governing our outstanding notes. For example, our debt agreements and the indentures governing our outstanding notes restrict our ability to dispose of assets and use the proceeds from any dispositions. We may not be able to consummate those dispositions and any proceeds we receive may not be adequate to meet any debt service obligations then due.

Restrictive covenants in the agreements governing our indebtedness may adversely affect us.

Our credit facilities and the indentures governing our outstanding notes contain various covenants that limit our ability to take certain actions, including our ability to:

•	incur, assume or guarantee additional indebtedness;

•	issue redeemable stock and preferred stock;

•	repurchase capital stock;

•	make restricted payments, including paying dividends and making certain loans, acquisitions and investments;

•	redeem subordinated debt;

•	create liens;

•	sell or otherwise dispose of assets, including capital stock of subsidiaries;

•	impair security interests;

•	enter into agreements that restrict dividends and certain other payments from subsidiaries;

•	merge, consolidate, sell or otherwise dispose of substantially all our assets;

•	enter into transactions with affiliates; and

•	guarantee certain obligations.

In addition, our credit facilities contain restrictive covenants and require us to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet these restrictive covenants and financial ratios and tests may be affected by events beyond our control, and we cannot assure you that we will meet those tests.

A breach of any of these covenants could result in a default under our credit facilities and the indentures governing our outstanding notes. Upon the occurrence of an event of default under our credit facilities or any of the indentures governing our outstanding notes, all amounts outstanding under the applicable indebtedness may become immediately due and payable and all commitments under the credit facilities to extend further credit may be terminated.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Our borrowings under our credit facilities are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. Our interest expense, net, for the year ended December 31, 2018 was $976 million. For the year ended December 31, 2018, a fluctuation in interest rates of 1% on our variable rate debt that is not hedged by interest rate swaps would have resulted in a fluctuation in our interest expense of approximately $11 million.

If we are unable to make payments on our indebtedness, we could be in default under the terms of the agreements governing our indebtedness.

If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, including covenants in our credit facilities and the indentures governing our outstanding notes, we could be in default under the terms of the agreements governing such indebtedness. In the event of any default, the holders of such indebtedness could elect to declare all the funds borrowed to be immediately due and payable, together with accrued and unpaid interest; the lenders under our credit facilities could elect to terminate their commitments thereunder, cease making further loans and direct the applicable collateral agents to institute foreclosure proceedings against our assets; and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to obtain waivers from the required lenders under our credit facilities to avoid being in default. If we breach our covenants under our credit facilities and seek a waiver, we may not be able to obtain a waiver from the required lenders. If this occurs, we would be in default under our credit facilities, the lenders could exercise their rights, as described above, and we could be forced into bankruptcy or liquidation.

We have a substantial amount of indebtedness that will mature and become due in the near future.

As further described in the Liquidity and Capital Resources section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Form 10-K and Note 7 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this Form 10-K, we have a substantial amount of indebtedness scheduled to mature in the near future, a significant portion of which will mature in close proximity to each other. As a result, we may not have sufficient cash to repay all amounts owing under such indebtedness and there can be no assurance that we will have the ability to borrow or otherwise raise the amounts necessary to repay all such amounts. Our ability to refinance our indebtedness on favorable terms, or at all, is dependent on (among other things) conditions in the credit and capital markets which are beyond our control.

Despite current indebtedness levels, we may still be able to incur substantially more debt. This could further exacerbate the risks described above.

We and our subsidiaries have the ability to incur substantial additional indebtedness in the future, subject to restrictions contained in our credit facilities and the indentures governing our outstanding notes. Our ABL facility provides for commitments and borrowings of up to $1.0 billion in the aggregate, of which approximately $698 million was outstanding as of December 31, 2018. In addition, as of December 31, 2018, our revolving credit facility provided for commitments and borrowings of up to $425.0 million in the aggregate, of which none was outstanding as of December 31, 2018. On February 15, 2019, our Credit Facility was amended, which reduced our revolving credit commitments to $385 million. Our credit facilities also give us the ability to provide for one or more additional tranches of term loans and increases in our revolving credit facility in the aggregate principal amount of up to the greater of (x) $500 million and (y) an amount such that our senior secured net leverage ratio would not exceed 4.0:1.0 without the consent of the existing lenders if specified criteria are satisfied. If additional indebtedness is added to our current debt levels, the related risks that we currently face related to indebtedness as noted above could increase.

If we are unable to continue to complete divestitures as previously disclosed, our results of operations and financial condition could be adversely affected.

We have been implementing a portfolio rationalization and deleveraging strategy by divesting hospitals and non-hospital businesses that are attractive to strategic and other buyers. Generally, these businesses are not in one of our strategically beneficial service areas, are less complementary to our business strategy and/or have lower operating margins. In connection with our announced divestiture initiative, we have received offers from strategic buyers to buy certain of our assets. After considering these offers, we have divested or may divest hospitals and non-hospital businesses when we find such offers to be attractive and in line with our operating strategy. However, there is no assurance that contemplated divestitures will be completed, will be completed within our contemplated timeframe, or will be completed on terms favorable to us or on terms sufficient to allow us to achieve our deleveraging strategy. Additionally, the results of operations for these hospitals we plan to divest and the potential gains or losses on the sales of those businesses may adversely affect our profitability. Moreover, we may incur asset impairment charges related to planned or completed divestitures that reduce our profitability.

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

Our business strategy has historically included growth by acquisitions. However, not-for-profit hospital systems and other for-profit hospital companies generally attempt to acquire the same type of hospitals as we do. LifePoint Health, Inc. is a principal competitor for acquisitions. Other competitors include HCA Holdings, Inc., or HCA, Universal Health Services, Inc., or UHS, other non-public, for profit hospitals and local market hospitals. Some of the competitors for our acquisitions have greater financial resources than we have. Furthermore, some hospitals are sold through an auction process, which may result in higher purchase prices than we believe are reasonable. Therefore, we may not be able to acquire additional hospitals on terms favorable to us.

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

If we are unable to effectively compete, patients could use other hospitals and healthcare providers.

The healthcare industry is highly competitive among hospitals and other healthcare providers for patients, affiliations with physicians and acquisitions. However, the majority of our hospitals are located in non-urban service areas where we believe we are the sole provider of general acute care health services. As a result, the most significant competition our hospitals face comes from hospitals outside of our primary service areas, typically hospitals in urban areas that provide more complex services. Patients in our primary service areas may travel to other hospitals because of physician referrals, payor networks that exclude our providers or the need for services we do not offer, among other reasons. Patients who receive services from these other hospitals may subsequently shift their preferences to those hospitals for the services we provide. Other healthcare providers, including outpatient surgery, orthopedic, oncology and diagnostic centers, also compete for patients. Our hospitals, our competitors, and other healthcare industry participants are increasingly implementing physician alignment strategies, such as acquiring physician practice groups, employing physicians and participating in ACOs or other clinical integration models, which may impact our competitive position. In addition, increasing consolidation within the payor industry, vertical integration efforts involving payors and healthcare providers, and cost-reduction strategies by large employer groups and their affiliates may impact our ability to contract with payors on favorable terms and otherwise affect our competitive position.

At December 31, 2018, 38 of our hospitals competed with more than one other non-affiliated hospital in their respective primary service areas. In most markets in which we are not the sole provider of general acute care health services, our primary competitor is a municipal or not-for-profit hospital. These hospitals are owned by tax-supported governmental agencies or not-for-profit entities supported by endowments and charitable contributions. They do not pay income or property taxes, and can make capital expenditures without paying sales tax. These financial advantages may better position these hospitals to maintain more modern and technologically upgraded facilities and equipment and offer services more specialized than those available at our hospitals. If our competitors are better able to attract patients with these offerings, we may experience an overall decline in patient volume.

Trends toward clinical transparency and value-based purchasing may have an unanticipated impact on our competitive position and patient volumes. The CMS Hospital Compare website makes available to the public certain data that hospitals submit in connection with Medicare reimbursement claims, including performance data related to quality measures and patient satisfaction surveys. Further, every hospital must establish and update annually a public, online listing of the hospital’s standard charges for items and services. If any of our hospitals achieve poor results (or results that are lower than our competitors) on these quality measures or on patient satisfaction surveys, or if our standard charges are higher than our competitors, we may attract fewer patients.

We expect these competitive trends to continue. If we are unable to compete effectively with other hospitals and other healthcare providers, patients may seek healthcare services at providers other than our hospitals and affiliated businesses.

The failure to obtain our medical supplies at favorable prices could cause our operating results to decline.

We have a participation agreement with HealthTrust, a GPO. The current term of this agreement expires in January 2020, with automatic renewal terms of one year unless either party terminates by giving notice of non-renewal. GPOs attempt to obtain favorable pricing on medical supplies with manufacturers and vendors, sometimes by negotiating exclusive supply arrangements in exchange for discounts. To the extent these exclusive supply arrangements are challenged or deemed unenforceable, we could incur higher costs for our medical supplies obtained through HealthTrust. Further, costs of supplies and drugs may continue to increase due to market pressure from pharmaceutical companies and new product releases. Higher costs could continue to adversely impact our operating results. Also, there can be no assurance that our arrangement with HealthTrust will provide the discounts we expect to achieve.

If the fair value of our reporting units declines, a material non-cash charge to earnings from impairment of our goodwill could result.

At December 31, 2018, we had approximately $4.6 billion of goodwill. We expect to recover the carrying value of this goodwill through our future cash flows. On an ongoing basis, under U.S. GAAP, we evaluate, based on the fair value of our reporting units, whether the carrying value of our goodwill is impaired when events or changes in circumstances indicate that such carrying value may not be recoverable. U.S. GAAP requires us to test goodwill for impairment at least annually.

During the three months ended December 31, 2017, in connection with the preparation of the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017, we identified certain indicators of impairment and performed an interim goodwill impairment evaluation as of November 30, 2017. Those indicators were primarily a further decline in our market capitalization and fair value of our long-term debt during November 2017. We performed an estimated calculation of fair value in step one of the impairment test at November 30, 2017, which indicated that the carrying value of our hospital operations reporting unit exceeded its fair value. As further discussed in the footnotes to the consolidated financial statements, during the three months ended December 31, 2017 we early adopted the accounting guidance in Accounting Standards Update, or ASU, 2017-04, which eliminates the step two calculation to determine the implied value of goodwill, and instead requires an impairment of goodwill equal to the difference between the carrying value and estimated fair value of the reporting unit determined in step one. As a result of this evaluation and the early adoption of ASU 2017-04, we recorded a non-cash impairment charge of $1.419 billion to goodwill during the three months ended December 31, 2017.

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

We are unable to predict the ultimate impact of health reform initiatives, including the Affordable Care Act, and our business may be adversely affected if the Affordable Care Act is repealed entirely or found to be unconstitutional or if provisions benefitting our operations are significantly modified.

In recent years, the U.S. Congress and certain state legislatures have introduced and passed a large number of proposals and legislation designed to make major changes in the healthcare system, including changes intended to increase access to health insurance. The most prominent of these efforts, the Affordable Care Act, affects how healthcare services are covered, delivered, and reimbursed. The Affordable Care Act mandates that substantially all U.S. citizens maintain health insurance coverage, expands health insurance coverage through a combination of public program expansion and private sector health insurance reforms, reduces Medicare reimbursement to hospitals, and promotes value-based purchasing. However, effective January 2019, the financial penalty for individuals that fail to maintain insurance coverage associated with the individual mandate was eliminated. We are unable to determine the impact of this change, but it could have an adverse effect on us.

Further, efforts by the presidential administration and certain members of Congress, as well as court challenges, to repeal or make significant changes to the Affordable Care Act, its implementation and/or its interpretation have cast considerable uncertainty on the future of the law. For example, a presidential executive order has been signed that directs agencies to minimize “economic and regulatory burdens” of the Affordable Care Act. In December 2018, a federal judge in Texas found the entire Affordable Care Act to be unconstitutional as a result of the individual mandate penalty being eliminated. However, the law remains in place pending appeal. In addition, CMS administrators have indicated that they intend to grant states additional flexibility in the administration of state Medicaid programs, including by expanding the scope of waivers under which states may impose different eligibility or enrollment restrictions or otherwise implement programs that vary from federal standards. In June 2018, the Department of Labor issued a final rule expanding availability of association health plans, which are not required to adhere to specific Affordable Care Act coverage mandates. There is uncertainty regarding whether, when, and how the Affordable Care Act will be further changed, what alternative provisions, if any, will be enacted, the timing of enactment and implementation of alternative provisions, the impact of alternative provisions on providers as well as other healthcare industry participants, the ultimate outcome of court challenges and how the law will be interpreted and implemented. Court challenges and changes by Congress or government agencies could eliminate or alter provisions beneficial to us while leaving in place provisions reducing our reimbursement. Government efforts to repeal or change the Affordable Care Act or implement other reform initiatives may have an adverse effect on our business, results of operations, cash flow, capital resources and liquidity. Members of Congress have also proposed measures that would expand government-sponsored coverage, including single-payor proposals. Other industry participants, such as private payors and large employer groups and their affiliates, may also introduce financial or delivery system reforms. We are unable to predict the nature and success of such initiatives.

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

In 2018, 39.6% of our net operating revenues, came from the Medicare and Medicaid programs. However, as federal healthcare expenditures continue to increase and state governments continue to face budgetary shortfalls, federal and state governments have made, and continue to make, significant changes in the Medicare and Medicaid programs. These changes include reductions in reimbursement levels and to supplemental payment programs, like disproportionate share hospital programs, as well as new or modified demonstration projects authorized pursuant to Medicaid waivers. Some of these changes have decreased, or could decrease, the amount of money we receive for our services relating to these programs.

In addition, government and commercial payors as well as other third parties from whom we receive payment for our services attempt to control healthcare costs by, for example, requiring hospitals to discount payments for their services in exchange for exclusive or preferred participation in their benefit plans, restricting coverage through utilization review, reducing coverage of inpatient and emergency room services and shifting care to outpatient settings, requiring prior authorizations, and implementing alternative payment models. The ability of commercial payors to control healthcare costs using these measures may be enhanced by the increasing consolidation of insurance and managed care companies and vertical integration of health insurers with healthcare providers.

In 2018, 59.0% of our net operating revenues, came from commercial payors. Our contracts with payors require us to comply with a number of terms related to the provision of services and billing for services. If we are unable to negotiate increased reimbursement rates, maintain existing rates or other favorable contract terms, effectively respond to payor cost controls and reimbursement policies or comply with the terms of our payor contracts, the payments we receive for our services may be reduced or we may be involved in disputes with payors and experience payment denials, both prospectively and retroactively. In addition, individuals have been increasingly enrolling in high-deductible health plans, which tend to have lower reimbursement rates for providers along with higher co-pays and deductibles due from the patient in comparison to traditional health plans. These plans, sometimes referred to as consumer-directed plans, may even exclude our hospitals and employed physicians from coverage.

The demand for services provided by our hospitals and affiliated providers can be impacted by factors beyond our control.

Our admissions and adjusted admissions as well as acuity trends may be impacted by factors beyond our control. For example, seasonal fluctuations in the severity of influenza and other critical illnesses, unplanned shutdowns or unavailability of our facilities due to weather or other unforeseen events, decreases in trends in high acuity service offerings, changes in competition from other service providers, turnover in physicians affiliated with our hospitals, or changes in medical technology can have an impact on the demand for services at our hospitals and affiliated providers. The impact of these or other factors beyond our control could have an adverse effect on our business, financial position and results of operations.

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

On August 4, 2014, we announced that we had entered into a civil settlement with the U.S. Department of Justice, other federal agencies and identified relators that concluded previously announced investigations and litigation related to short stay admissions through emergency departments at certain of our affiliated hospitals. In addition to the amounts paid in the settlement, we executed the CIA with the OIG that has been incorporated into our existing and comprehensive compliance program. On September 25, 2018, the CIA was amended and extended in connection with the settlement of certain qui tam lawsuits related to certain conduct of HMA and its affiliated entities that were initiated and pending, and known to us, before HMA was acquired by merger in January 2014. See our discussion of these matters under the section “Business of Community Health Systems, Inc.” in Part I, Item 1 of this Form 10-K and “Legal Proceedings” in Part II, Item 1 of our Quarterly Reports on Form 10-Q for the quarterly periods ended September 30, 2014 and September 30, 2018 for further discussion of the background of these matters and details of the settlements.

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

Efforts to repeal or revise the Affordable Care Act have cast considerable uncertainty on the future of the law and its effects on the size of the uninsured population. For example, Congress eliminated, effective January 1, 2019, the financial penalty associated with the Affordable Care Act’s mandate that individuals enroll in an insurance plan. As a result of this change, a federal judge in Texas recently found the entire Affordable Care Act to be unconstitutional; however, the law remains in place pending appeal. The number and identity of states that choose to expand or otherwise modify Medicaid programs, and the terms of expansion and other program changes, continues to evolve. Some of these program changes, such requirements that Medicaid recipients meet certain work requirements, may reduce the number of program participants. These variables, among others, make it difficult to predict the number of uninsured individuals and what percentage of our total revenue will be comprised of self-pay revenues.

We may be adversely affected by the growth in patient responsibility accounts as a result of increases in the adoption of plan structures, including health savings accounts, narrow networks and tiered networks, that shift greater responsibility for care to individuals through greater exclusions and copayment and deductible amounts. Further, our ability to collect patient responsibility accounts may be limited by statutory, regulatory and investigatory initiatives, including private lawsuits directed at hospital charges and collection practices for uninsured and underinsured patients and regulatory restrictions on charges for out of network services. In addition, a deterioration of economic conditions in the United States could potentially lead to higher levels of uninsured patients, result in higher levels of patients covered by lower paying government programs, result in fiscal uncertainties at both government payors and private insurers and/or limit the economic ability of patients to make payments for which they are responsible. If we experience growth in self-pay volume or deterioration in collectability of patient responsibility accounts, our financial condition or results of operations could be adversely affected.

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

Under the Health Information Technology for Economic and Clinical Health Act, or HITECH, and other laws, eligible hospitals that fail to demonstrate meaningful use of certified EHR technology and have not applied and qualified for a hardship exception are subject to reduced reimbursement from Medicare. Eligible healthcare professionals are also subject to positive or negative payment adjustments based, in part, on their use of EHR technology. Thus, if our hospitals and employed professionals are unable to properly adopt, maintain, and utilize certified EHR systems, we could be subject to penalties and lawsuits that may have an adverse effect on our consolidated financial position and consolidated results of operations.

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

We rely extensively on our computer systems to manage clinical and financial data, communicate with our patients, payors, vendors and other third parties and summarize and analyze operating results. We have made significant investments in technology to protect our systems, equipment and medical devices and information from cybersecurity risks. During the second quarter of 2014, our computer network was the target of an external, criminal cyber-attack in which the attacker successfully copied and transferred certain data outside the Company. This data included certain non-medical patient identification data (such as patient names, addresses, birthdates, telephone numbers and social security numbers) considered protected under HIPAA, but did not include patient credit card, medical or clinical information. The remediation efforts in response to the attack have been substantial, including continued development and enhancement of our controls, processes and practices designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access. Also in connection with the cyber-attack, we have been subject to multiple purported class action lawsuits and government investigations by various State Attorneys General and the U.S. Department of Health and Human Services Office for Civil Rights, and may be subject to additional litigation, potential governmental inquiries and potential reputation damages.

In spite of our security measures, there can be no assurance that we will not be subject to additional cyber-attacks or security breaches in the future. Additionally, in the definitive agreements we enter into in connection with the divestiture of hospitals, we routinely agree to provide transition services to the buyer, including access to our legacy information systems, for a defined transition period. By providing access to our information systems to non-employees, we are exposed to cyber-attacks or security breaches that originate outside of our processes and practices designed to prevent such threats from occurring. Any such cyber-attacks or security breaches could impact the integrity, availability or privacy of protected health information or other data subject to privacy laws or disrupt our information technology systems, devices or business, including our ability to provide various healthcare services. Additionally, growing cyber-security threats related to the use of ransomware and other malicious software threaten the access and utilization of critical information technology and data. As a result, cybersecurity and the continued development and enhancement of our controls, process and practices designed to protect our information systems from attack, damage or unauthorized access remain a priority for us. Our ability to recover from a ransomware or other cyber-attack is dependent on these practices, including successful backup systems and other recovery procedures. As cyber-threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. If we are subject to cyber-attacks or security breaches in the future, this could result in harm to patients; business interruptions and delays; the loss, misappropriation, corruption or unauthorized access of data; litigation and potential liability under privacy, security, breach notification and consumer protection laws or other applicable laws; reputational damage and federal and state governmental inquiries, any of which could have an adverse effect on our business, financial condition or results of operations.

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

Increased or ongoing labor union activity could also adversely affect our labor costs or otherwise adversely impact us. To the extent a significant portion of our employee base unionizes, our labor costs could increase significantly. In addition, when negotiating collective bargaining agreements with unions, whether such agreements are renewals or first contracts, there is the possibility that strikes could occur during the negotiation process, and our continued operation during any strikes could increase our labor costs and otherwise adversely impact us.

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

HHS has focused on tying Medicare payments to quality or value through alternative payment models, which generally aim to make providers attentive to the quality and cost of care they deliver to patients. Examples of alternative payment models include ACOs and bundled payment arrangements. An ACO is a care coordination model intended to produce savings as a result of improved quality and operational efficiency. In bundled payment models, providers receive one payment for services provided to patients for certain medical conditions or episodes of care, accepting accountability for costs and quality of care. Providers may receive supplemental Medicare payments or owe repayments to CMS depending on whether spending exceeds or falls below a specified spending target and whether certain quality standards are met. Currently, participation in Medicare bundled payment programs is voluntary, except for hospitals located in certain geographic areas with respect to specified orthopedic procedures. CMS has indicated that it is developing more voluntary and mandatory bundled payment models.

Several of the nation’s largest commercial payors have also expressed an intent to increase reliance on value-based reimbursement arrangements. Further, many large commercial payors require hospitals to report quality data, and several commercial payors do not reimburse hospitals for certain preventable adverse events.

We expect value-based purchasing programs, including programs that condition reimbursement on patient outcome measures, to become more common and to involve a higher percentage of reimbursement amounts. It is unclear whether these and other alternative payment models will successfully coordinate care and reduce costs or whether they will decrease aggregate reimbursement. While we believe we are adapting our business strategies to compete in a value-based reimbursement environment, we are unable at this time to predict how this trend will affect our results of operations. If we perform at a level below the outcomes demonstrated by our competitors, are unable to meet or exceed the quality performance standards under any applicable value-based purchasing program, or otherwise fail to effectively provide or coordinate the efficient delivery of quality healthcare services, our reputation in the industry may be negatively impacted, we may receive reduced reimbursement amounts and we may owe repayments to payors, causing our revenues to decline.

Our revenues are somewhat concentrated in a small number of states which will make us particularly sensitive to regulatory and economic changes in those states.

Our revenues are particularly sensitive to regulatory and economic changes in states in which we generate a significant portion of our revenues, including Texas, Mississippi, Indiana, Alabama, and New Mexico. Accordingly, any change in the current demographic, economic, competitive, or regulatory conditions in these states could have an adverse effect on our business, financial condition, or results of operations. Changes to the Medicaid programs in these states could also have an adverse effect on our business, financial condition, results of operations, or cash flows. The Texas Healthcare Transformation and Quality Improvement Program, or the Texas Waiver Program, which provides funding for uncompensated care and delivery system reform initiatives, is operated under a waiver granted pursuant to Section 1115 of the Social Security Act. In December 2017, CMS approved an extension of this waiver through September 30, 2022, and in accordance with this extension, Texas must revise the disbursement methodology for the uncompensated care program to align with federal policies effective October 1, 2019. We cannot guarantee that revenues recognized from the program will not decrease or predict whether the Texas Waiver Program will be further extended or changed.

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

For each of our hospitals owned or leased as of December 31, 2018, the following table shows its location, the date of its acquisition or lease inception and the number of licensed beds:

Hospital	City	Licensed Beds(1)	Date of Acquisition/Lease Inception	Ownership Type
Alabama

South Baldwin Regional Medical Center	Foley	112	June, 2000	Leased

Grandview Medical Center	Birmingham	372	July, 2007	Owned

Flowers Hospital	Dothan	235	July, 2007	Owned

Medical Center Enterprise	Enterprise	131	July, 2007	Owned

Gadsden Regional Medical Center	Gadsden	346	July, 2007	Owned

Crestwood Medical Center	Huntsville	180	July, 2007	Owned

Alaska

Mat-Su Regional Medical Center	Palmer	74	July, 2007	Owned

Arizona

Western Arizona Regional Medical Center	Bullhead City	139	July, 2000	Owned

Northwest Medical Center	Tucson	300	July, 2007	Owned

Oro Valley Hospital	Oro Valley	146	July, 2007	Owned

Arkansas

Northwest Health System

Northwest Medical Center - Bentonville	Bentonville	128	July, 2007	Owned

Northwest Medical Center - Springdale	Springdale	222	July, 2007	Owned

Willow Creek Women’s Hospital	Johnson	64	July, 2007	Owned

Northwest Health Physician’s Specialty Hospital	Fayetteville	20	April, 2016	Leased

Siloam Springs Regional Hospital	Siloam Springs	73	February, 2009	Owned

Medical Center of South Arkansas	El Dorado	166	April, 2009	Leased

Florida

Lake Wales Medical Center	Lake Wales	160	December, 2002	Owned

North Okaloosa Medical Center	Crestview	110	March, 1996	Owned

Bayfront Health Brooksville	Brooksville	120	January, 2014	Leased

Bayfront Health Port Charlotte	Port Charlotte	254	January, 2014	Owned

Bayfront Health Punta Gorda	Punta Gorda	208	January, 2014	Owned

Bayfront Health St. Petersburg	St. Petersburg	480	January, 2014	Leased

Bayfront Health Spring Hill	Spring Hill	124	January, 2014	Leased

Heart of Florida Regional Medical Center	Davenport	193	January, 2014	Owned

Lower Keys Medical Center	Key West	167	January, 2014	Leased

Hospital	City	Licensed Beds(1)	Date of Acquisition/Lease Inception	Ownership Type

Physicians Regional Healthcare System - Collier	Naples	100	January, 2014	Owned

Physicians Regional Healthcare System - Pine Ridge	Naples	101	January, 2014	Owned

Santa Rosa Medical Center	Milton	129	January, 2014	Leased

Seven Rivers Regional Medical Center	Crystal River	128	January, 2014	Owned

Shands Lake Shore Regional Medical Center	Lake City	99	January, 2014	Leased

Shands Live Oak Regional Medical Center	Live Oak	25	January, 2014	Owned

Shands Starke Regional Medical Center	Starke	49	January, 2014	Owned

St. Cloud Regional Medical Center	St. Cloud	84	January, 2014	Owned

Venice Regional Bayfront Health	Venice	312	January, 2014	Owned

Georgia

East Georgia Regional Medical Center	Statesboro	149	January, 2014	Owned

Indiana

Porter Hospital	Valparaiso	301	May, 2007	Owned

Lutheran Health Network

Bluffton Regional Medical Center	Bluffton	79	July, 2007	Owned

Dupont Hospital	Fort Wayne	131	July, 2007	Owned

Lutheran Hospital	Fort Wayne	396	July, 2007	Owned

Lutheran Musculoskeletal Center	Fort Wayne	39	July, 2007	Owned

Lutheran Rehabilitation Hospital (rehabilitation)	Fort Wayne	36	July, 2007	Owned

St. Joseph’s Hospital	Fort Wayne	191	July, 2007	Owned

Dukes Memorial Hospital	Peru	25	July, 2007	Owned

Kosciusko Community Hospital	Warsaw	72	July, 2007	Owned

La Porte Hospital	La Porte	227	March, 2016	Owned

Starke Hospital	Knox	53	March, 2016	Leased

Louisiana

Northern Louisiana Medical Center	Ruston	165	April, 2007	Owned

Mississippi
Merit Health Wesley	Hattiesburg	211	July, 2007	Owned

Merit Health River Region	Vicksburg	361	July, 2007	Owned

Merit Health Biloxi	Biloxi	198	January, 2014	Leased

Merit Health Central	Jackson	319	January, 2014	Leased

Merit Health Rankin	Brandon	134	January, 2014	Leased

Merit Health Madison	Canton	67	January, 2014	Owned

Merit Health River Oaks	Flowood	160	January, 2014	Owned

Merit Health Woman’s Hospital	Flowood	109	January, 2014	Owned

Merit Health Natchez	Natchez	179	October, 2014	Owned

Missouri
Moberly Regional Medical Center	Moberly	99	November, 1993	Owned

Northeast Regional Medical Center	Kirksville	93	December, 2000	Leased

Poplar Bluff Regional Medical Center	Poplar Bluff	412	January, 2014	Owned

Hospital	City	Licensed Beds(1)	Date of Acquisition/Lease Inception	Ownership Type
New Jersey

Memorial Hospital of Salem County (3)	Salem	126	September, 2002	Owned

New Mexico

Eastern New Mexico Medical Center	Roswell	162	April, 1998	Owned

Carlsbad Medical Center	Carlsbad	115	July, 2007	Owned

Lea Regional Medical Center	Hobbs	115	July, 2007	Owned

Mountain View Regional Medical Center	Las Cruces	168	July, 2007	Owned

North Carolina

Lake Norman Regional Medical Center	Mooresville	123	January, 2014	Owned

Davis Regional Medical Center	Statesville	144	January, 2014	Owned

Oklahoma

AllianceHealth Ponca City	Ponca City	140	May, 2006	Owned

AllianceHealth Woodward	Woodward	87	July, 2007	Leased

AllianceHealth Clinton	Clinton	56	January, 2014	Leased

AllianceHealth Madill	Madill	25	January, 2014	Leased

AllianceHealth Durant	Durant	148	January, 2014	Owned

AllianceHealth Midwest	Midwest City	255	January, 2014	Leased

AllianceHealth Seminole	Seminole	32	January, 2014	Leased

Pennsylvania

Commonwealth Health Network

Berwick Hospital	Berwick	90	March, 1999	Owned

Wilkes-Barre General Hospital	Wilkes-Barre	412	April, 2009	Owned

First Hospital Wyoming Valley (psychiatric)	Wilkes-Barre	193	April, 2009	Owned

Regional Hospital of Scranton	Scranton	186	May, 2011	Owned

Tyler Memorial Hospital	Tunkhannock	44	May, 2011	Owned

Moses Taylor Hospital	Scranton	213	January, 2012	Owned

South Carolina

Springs Memorial Hospital	Lancaster	225	November, 1994	Owned

Mary Black Memorial Hospital (2)	Spartanburg	207	July, 2007	Owned

Carolinas Hospital System	Florence	396	July, 2007	Owned

Carolinas Hospital System - Marion	Mullins	124	July, 2010	Owned

Chester Regional Medical Center	Chester	82	January, 2014	Leased

Mary Black Health System - Gaffney (2)	Gaffney	125	November, 2014	Owned

Tennessee

Tennova Healthcare - Shelbyville	Shelbyville	60	July, 2005	Owned

Tennova Healthcare - Cleveland	Cleveland	351	October, 2005	Owned

Tennova Healthcare - Clarksville	Clarksville	270	July, 2007	Owned

Tennova Healthcare - Harton	Tullahoma	135	January, 2014	Owned

Tennova - Jefferson Memorial Hospital	Jefferson City	58	January, 2014	Leased

Tennova - LaFollette Medical Center	LaFollette	66	January, 2014	Leased

Tennova - Newport Medical Center	Newport	130	January, 2014	Owned

Hospital	City	Licensed Beds(1)	Date of Acquisition/Lease Inception	Ownership Type

Tennova - North Knoxville Medical Center	Powell	108	January, 2014	Owned

Tennova - Turkey Creek Medical Center	Knoxville	111	January, 2014	Owned

Tennova Healthcare - Lebanon	Lebanon	245	January, 2014	Owned

Texas

Hill Regional Hospital	Hillsboro	116	October, 1994	Leased

Lake Granbury Medical Center	Granbury	73	January, 1997	Leased

Laredo Medical Center	Laredo	326	October, 2003	Owned

Abilene Regional Medical Center	Abilene	231	July, 2007	Owned

Brownwood Regional Medical Center	Brownwood	188	July, 2007	Owned

College Station Medical Center	College Station	167	July, 2007	Owned

Navarro Regional Hospital	Corsicana	162	July, 2007	Owned

Longview Regional Medical Center	Longview	224	July, 2007	Owned

Woodland Heights Medical Center	Lufkin	149	July, 2007	Owned

San Angelo Community Medical Center	San Angelo	171	July, 2007	Owned

DeTar Healthcare System	Victoria	304	July, 2007	Owned

Cedar Park Regional Medical Center	Cedar Park	108	December, 2007	Owned

Virginia

Southern Virginia Regional Medical Center	Emporia	80	March, 1999	Owned

Southampton Memorial Hospital	Franklin	105	March, 2000	Owned

Southside Regional Medical Center	Petersburg	300	August, 2003	Owned

West Virginia

Plateau Medical Center	Oak Hill	25	July, 2002	Owned

Greenbrier Valley Medical Center	Ronceverte	122	July, 2007	Owned

Bluefield Regional Medical Center	Bluefield	92	October, 2010	Owned

Total Licensed Beds at December 31, 2018		18,227

Total Hospitals at December 31, 2018		113

(1)	Licensed beds are the number of beds for which the appropriate state agency licenses a facility regardless of whether the beds are actually available for patient use.

(2)	Hospital sold January 1, 2019.

(3)	Hospital sold January 31, 2019.

The real property of substantially all of our wholly-owned hospitals is also encumbered by mortgages to support obligations under our credit facility and outstanding senior secured notes.

The following table lists the hospitals owned by joint venture entities in which we do not have a consolidating ownership interest, along with our percentage ownership interest in the joint venture entity as of December 31, 2018. Information on licensed beds was provided by the majority owner and manager of each joint venture. A subsidiary of HCA is the majority owner of Macon Healthcare LLC.

Joint Venture	Facility Name	City	State	Licensed Beds
Macon Healthcare LLC	Coliseum Medical Center (38%)	Macon	GA	310
Macon Healthcare LLC	Coliseum Northside Hospital (38%)	Macon	GA	103

Item 3. Legal Proceedings

From time to time, we receive inquiries or subpoenas from state regulators, state Medicaid Fraud Control units, fiscal intermediaries, the Centers for Medicare and Medicaid Services, the Department of Justice and other government entities regarding various Medicare and Medicaid issues. In addition to the matters discussed below, we are currently responding to subpoenas and administrative demands concerning (a) an inquiry regarding sleep labs at two Louisiana hospitals (one formerly owned), (b) a civil investigative demand concerning short-term Medicaid eligibility determinations processed by third party vendors at one of our Pennsylvania hospitals, (c) certain cardiology procedures, medical records and quality assurance committee meeting minutes at a formerly owned Tennessee hospital, (d) a civil investigative demand relating to the Company’s adoption of electronic health records technology and the meaningful use program, and (e) certain services provided to Medicaid beneficiaries at one of our New Mexico hospitals. In addition, we are subject to other claims and lawsuits arising in the ordinary course of our business including lawsuits and claims related to billing practices and the administration of charity care policies at our hospitals. Based on current knowledge, management does not believe that loss contingencies arising from pending legal, regulatory and governmental matters, including the matters described herein, will have a material adverse effect on the consolidated financial position or liquidity of the Company. However, in light of the inherent uncertainties involved in pending legal, regulatory and governmental matters, some of which are beyond our control, and the very large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to our results of operations or cash flows for any particular reporting period. Settlements of suits involving Medicare and Medicaid issues routinely require both monetary payments as well as corporate integrity agreements. Additionally, qui tam or “whistleblower” actions initiated under the civil False Claims Act may be pending but placed under seal by the court to comply with the False Claims Act’s requirements for filing such suits. In September 2014, the Criminal Division of the United States Department of Justice, or DOJ, announced that all qui tam cases will be shared with their Division to determine if a parallel criminal investigation should be opened. The Criminal Division has also frequently stated an intention to pursue corporations in criminal prosecutions. From time to time, we detect issues of non-compliance with Federal healthcare laws pertaining to claims submission and reimbursement practices and/or financial relationships with physicians. We avail ourselves of various mechanisms to address potential overpayments arising out of these issues, including repayment of claims, rebilling of claims, and participation in voluntary disclosure protocols offered by the Centers for Medicare and Medicaid Services and the Office of the Inspector General. Participating in voluntary repayments and voluntary disclosure protocols can have the potential for significant settlement obligations or even enforcement action.

The following legal proceedings are described in detail because, although they may not be required to be disclosed in this Part I, Item 3 under SEC rules, due to the nature of the business of the Company, we believe that the following discussion of these matters may provide useful information to security holders. This discussion does not include claims and lawsuits covered by medical malpractice, general liability or employment practices insurance and risk retention programs, none of which claims or lawsuits would in any event be required to be disclosed in this Part I, Item 3 under SEC rules. Certain of the matters referenced below are also discussed in Note 16 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this Form 10-K.

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

We have incurred certain expenses to remediate and investigate this matter. In addition, multiple purported class action lawsuits have been filed against us and certain subsidiaries. These lawsuits allege that sensitive information was unprotected and inadequately encrypted by us. The plaintiffs claim breach of contract and other theories of recovery, and are seeking damages, as well as restitution for any identity theft. On February 4, 2015, the United States Judicial Panel on Multidistrict Litigation ordered the transfer of the purported class actions pending outside of the District Court for the Northern District of Alabama to the District Court for the Northern District of Alabama for coordinated or consolidated pretrial proceedings. A consolidated complaint was filed and we filed a motion to dismiss on September 21, 2015, which was partially argued on February 10, 2016. In an oral ruling from the bench, the court greatly limited the potential class by ruling only plaintiffs with specific injury resulting from the breach had standing to sue. Further, on jurisdictional grounds, the court dismissed Community Health Systems, Inc. from all non-Tennessee based cases. Finally, the court set April 15, 2016 for further argument on whether the remaining plaintiffs have sufficiently stated a cause of action to continue their cases. On April 15, 2016 in an oral ruling from the bench, the court dismissed additional claims and following this oral ruling only eight of the forty plaintiffs remained, with significant limitations imposed on their ability to assert claims for damages. These oral rulings were confirmed in a written order filed on September 12, 2016. On October 20, 2016, the plaintiffs filed a renewed motion for interlocutory appeal from the motion to dismiss ruling and on February 15, 2017 this motion was denied. Plaintiffs refiled their motion for permission to seek interlocutory appeal on March 15, 2017, and that motion was also denied. We have settled these class action lawsuits, and the settlement has been approved by the District Court. Notices of the settlement and claim forms have been mailed to purported class members. The deadline for purported class members to opt out of or object to the settlement is May 18, 2019.

We are also currently responding to two government investigations related to the 2014 cyber-attack. The first is being conducted by various State Attorneys General, and the second is being conducted by the U.S. Department of Health and Human Services Office for Civil Rights. We are cooperating fully with both investigations.

Empire Health Foundation v. CHS/Community Health Systems, Inc., CHS Washington Holdings, LLC, Spokane Washington Hospital Company, LLC, Spokane Valley Washington Hospital Company, LLC. This suit was filed on June 12, 2017 by Empire Health Foundation claiming Deaconess and Valley Hospitals failed to abide by charity care obligations allegedly existing in the 2008 Asset Purchase Agreement between Empire Health System and Company affiliates. The court granted in part and denied in part the hospitals’ motion to dismiss on October 11, 2017. All parties have filed motions for summary judgment, and those motions are pending. The trial for this matter is set for August 12, 2019. We believe these claims are without merit and will vigorously defend the case.

Gibson, individually and on behalf of all others similarly situated v. National Healthcare of Leesville, Inc. d/b/a Byrd Regional Medical Center. This case is a purported class action lawsuit filed in the 30th Judicial District Court for the State of Louisiana and served on August 3, 2016, claiming our formerly affiliated Leesville, Louisiana hospital violated payor contracts by allegedly improperly asserting hospital liens against third-party tortfeasors and seeking class certifications for any similarly situated plaintiffs. The court has certified a class and denied our motion for summary judgment. We have appealed both rulings to the Louisiana Third Circuit Court of Appeals. That appeal is pending. We believe these claims are without merit and will vigorously defend the case.

Bowden, individually and on behalf of all others similarly situated v. Ruston Louisiana Hospital Company, LLC d/b/a Northern Louisiana Medical Center. This case is a purported class action lawsuit filed in the 3rd Judicial District Court for the State of Louisiana and served on September 7, 2016, claiming our affiliated Ruston, Louisiana hospital violated payor contracts by allegedly improperly asserting hospital liens against third-party tortfeasors and seeking class certifications for any similarly situated plaintiffs. Our motion for summary judgment is pending, as is plaintiff’s motion for class certification. Neither motion is currently set for hearing. We believe these claims are without merit and will vigorously defend the case.

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

Microsoft Corporation v Community Health Systems, Inc. This case was pending in the District Court for the Middle District of Tennessee and was served on March 16, 2018. The plaintiff alleged willful copyright infringement, contributing copyright infringement, breach of contract, and breach of the implied covenant of good faith and fair dealing in connection with the alleged use of certain Microsoft products by the Company related to certain of our divestitures. We answered the complaint. Pursuant to an agreement between the parties, this case was dismissed on November 27, 2018.

Revenue Cycle Service Center and CHSPSC, LLC v QHCCS, LLC, Quorum Health Corporation and QHCCS, LLC v Community Health Systems, Inc. This case was pending in arbitration and was initiated by the Company on August 4, 2017. The Company sought unpaid amounts due from QHC related to a Computer Data Processing Transition Services Agreement and a Shared Services Transition Services Agreement (the “TSAs”) entered into between QHC and the Company in connection with the spin-off of QHC. QHC filed a counterclaim, claiming breach of contract and tortious interference, among others. The arbitration began on June 18, 2018 and continued through June 27, 2018. It reconvened on October 1, 2018 and concluded on October 8, 2018. On June 25, 2018, the arbitration panel issued a partial order that the TSAs were enforceable contracts and would continue by their terms until their expiration in April 2021. QHC had attempted to challenge the legal enforceability of both of those agreements. The arbitration panel issued a final order on January 3, 2019, finding in favor of the Company with respect to its claims against QHC related to the Computer Data Processing Transition Services Agreement and one of its claims against QHC related to the Shared Services Transition Services Agreement. Furthermore, the arbitration panel ruled in favor of the Company with respect to all of QHC’s counterclaims.

Steadfast Insurance Company, et al v. Community Health Systems, Inc., CHS/Community Health Systems, Inc., CHSPSC, LLC and Pecos Valley of New Mexico, LLC. These cases are filed in the Superior Court for the State of Delaware and involve suits by three excess liability insurers seeking a declaration that a $73 million judgment rendered against Pecos Valley of New Mexico, LLC in Anne Sperling, et al v. Pecos Valley of New Mexico, LLC is not a covered loss as defined by the policies at issue. The Steadfast complaint was served on November 30, 2018. On December 13, 2018, Admiral Insurance Company and Endurance Specialty Insurance Ltd moved to intervene in the suit as petitioners. CHS/Community Health Systems, Inc. and CHSPSC, LLC have moved to dismiss the petition filed by Steadfast Insurance Company. The judgment against Pecos Valley of New Mexico, LLC, which was rendered on September 5, 2018, in First Judicial Court of the State of New Mexico, is currently on appeal to the Court of Appeals of New Mexico. We believe the claims in the Steadfast litigation are without merit and will vigorously defend the case.

Qui Tam Matters Where the Government Declined Intervention

U.S. and the State of Mississippi ex rel. W. Blake Vanderlan, M.D. v. Jackson HMA, LLC d/b/a Central Mississippi Medical Center and Merit Health Central (SD Mississippi). By order filed on August 31, 2017, the court ordered the unsealing of this matter. The unsealing revealed that on August 31, 2017 the United States had declined to intervene in the allegations that certain alleged EMTALA violations at the hospital resulted in a violation of the False Claims Act. Both the hospital and the United States have filed motions to dismiss the litigation, and those motions are pending. This litigation was stayed on January 10, 2019. We believe this matter is without merit and will vigorously defend this case.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We completed an initial public offering of our common stock on June 14, 2000. Our common stock began trading on June 9, 2000 and is listed on the New York Stock Exchange under the symbol CYH. As of February 15, 2019, there were approximately 200 holders of record of our common stock.

Stock Performance Graph

The following graph sets forth the cumulative return of our common stock during the five year period ended December 31, 2018, as compared to the cumulative return of the Standard & Poor’s 500 Stock Index (S&P 500) and the cumulative return of the Dow Jones Healthcare Index. The graph assumes an initial investment of $100 in our common stock and in each of the foregoing indices and the reinvestment of dividends where applicable. The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, future performance of our common stock. The market price of our common stock used to calculate the cumulative return has been adjusted in prior periods for the impact of the April 2016 QHC spin-off and related distribution of QHC common stock to our stockholders.

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

With the exception of a special cash dividend of $0.25 per share paid by us in December 2012, historically, we have not paid any cash dividends. Subject to certain exceptions, our Credit Facility limits the ability of our subsidiaries to pay dividends and make distributions to us, and limits our ability to pay dividends and/or repurchase stock, to an amount not to exceed $200 million in the aggregate plus an additional $25 million in any particular year plus the aggregate amount of proceeds from the exercise of stock options. The indentures governing our senior and senior secured notes also restrict our subsidiaries from, among other matters, paying dividends and making distributions to us, which thereby limits our ability to pay dividends and/or repurchase stock. The non-cash dividend of approximately $713 million recorded during the year ended December 31, 2016 to reflect the distribution of the net assets of QHC was a permitted transaction under our Credit Facility. As of December 31, 2018, under the most restrictive test in these agreements (and subject to certain exceptions), we have approximately $100 million remaining available with which to pay permitted dividends and/or repurchase shares of our stock or our senior and senior secured notes. However, we do not intend to pay cash dividends in the foreseeable future.

On November 6, 2015, we adopted an open market repurchase program for up to 10,000,000 shares of our common stock, not to exceed $300 million in repurchases. This repurchase program expired on November 6, 2018. During the year ended December 31, 2015, we repurchased and retired 532,188 shares, which is the cumulative number of shares repurchased and retired under this program, at a weighted-average price of $27.31 per share. No shares were repurchased under this program during the years ended December 31, 2018, 2017 and 2016.

The following table contains information about our purchases of common stock during the three months ended December 31, 2018.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (b)
October 1, 2018 - October 31, 2018	16,675	$3.21	-	9,467,812
November 1, 2018 - November 30, 2018	-	-	-	-
December 1, 2018 - December 31, 2018	40,645	4.62	-	-

Total	57,320	$4.21	-	-

(a)	Includes 57,320 shares were withheld by us to satisfy the payment of tax obligations related to the vesting of restricted stock awards.

(b)

On November 9, 2015, we announced the adoption of an open market repurchase program for up to 10,000,000 shares of our common stock, not to exceed $300 million in repurchases. This repurchase program expired on November 6, 2018.

Item 6. Selected Financial Data

The following table summarizes specified selected financial data and should be read in conjunction with our related Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements.

Community Health Systems, Inc.

Five Year Summary of Selected Financial Data

	Year Ended December 31,
	2018	2017	2016	2015	2014

	(in millions, except share and per share data)
Consolidated Statement of (Loss) Income Data
Net operating revenues	$14,155	$15,353	$18,438	$19,437	$18,639
Income (loss) from operations	208	(1,878)	(860)	1,337	1,339
(Loss) income from continuing operations	(704)	(2,384)	(1,611)	295	260
Net (loss) income	(704)	(2,396)	(1,626)	259	203
Net income attributable to noncontrolling interests	84	63	95	101	111
Net (loss) income attributable to Community Health Systems, Inc. stockholders	(788)	(2,459)	(1,721)	158	92
Basic (loss) earnings per share attributable to Community Health Systems, Inc. common stockholders (1):
Continuing operations	$(6.99)	$(21.89)	$(15.41)	$1.69	$1.33
Discontinued operations	–	(0.11)	(0.13)	(0.31)	(0.51)

Net (loss) income	$(6.99)	$(22.00)	$(15.54)	$1.38	$0.82

Diluted (loss) earnings per share attributable to Community Health Systems, Inc. common stockholders (1):
Continuing operations	$(6.99)	$(21.89)	$(15.41)	$1.68	$1.32
Discontinued operations	–	(0.11)	(0.13)	(0.31)	(0.51)

Net (loss) income	$(6.99)	$(22.00)	$(15.54)	$1.37	$0.82

Weighted-average number of shares outstanding:
Basic	112,728,274	111,769,821	110,730,971	114,454,674	111,579,088
Diluted (2)	112,728,274	111,769,821	110,730,971	115,272,404	112,549,320
Consolidated Balance Sheet Data
Cash and cash equivalents	$196	$563	$238	$184	$509
Total assets	15,859	17,450	21,944	26,595	27,118
Long-term obligations	14,426	15,259	16,775	18,847	18,915
Redeemable noncontrolling interests in equity of consolidated subsidiaries	504	527	554	571	531
Community Health Systems, Inc. stockholders’ (deficit) equity	(1,535)	(767)	1,615	4,019	4,003
Noncontrolling interests in equity of consolidated subsidiaries	72	75	113	86	80

(1)	Total per share amounts may not add due to rounding.
(2)	See Note 13 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read this discussion together with our Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements and “Selected Financial Data” included elsewhere in this Form 10-K.

Executive Overview

We are one of the largest publicly traded hospital companies in the United States and a leading operator of general acute care hospitals and outpatient facilities in communities across the country. We provide healthcare services through the hospitals that we own and operate and affiliated businesses in non-urban and selected urban markets throughout the United States. We generate revenues by providing a broad range of general and specialized hospital healthcare services and outpatient services to patients in the communities in which we are located. As of December 31, 2018, we owned or leased 113 hospitals, comprised of 111 general acute care hospitals and two stand-alone rehabilitation or psychiatric hospitals. For the hospitals that we own and operate, we are paid for our services by governmental agencies, private insurers and directly by the patients we serve.

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

Completed Divestiture and Acquisition Activity

During 2018, we completed the divestiture of 11 hospitals. These 11 hospitals represented annual net operating revenues in 2017 of approximately $950 million, and we received total net proceeds of approximately $405 million in connection with the disposition of these hospitals. In addition, in 2018, we entered into definitive agreements to sell seven additional hospitals, of which four divestitures have not yet been completed, two closed effective January 1, 2019 and one closed effective January 31, 2019.

In addition, during 2017, we completed the divestiture of 30 hospitals included in continuing operations. These 30 hospitals represented annual net operating revenues in 2016 of approximately $3.4 billion, and we received total net proceeds of approximately $1.7 billion in connection with the disposition of these hospitals.

The following table provides a summary of hospitals included in continuing operations that we divested during the years ended December 31, 2018 and 2017:

Hospital	Buyer	City, State	Licensed Beds	Effective Date
2018 Divestitures

Bayfront Health Dade City	Adventist Health System	Dade City, FL	120	April 1, 2018
Tennova Healthcare – Dyersburg Regional	West Tennessee Healthcare	Dyersburg, TN	225	June 1, 2018
Tennova Healthcare – Regional Jackson	West Tennessee Healthcare	Jackson, TN	150	June 1, 2018
Tennova Healthcare – Volunteer Martin	West Tennessee Healthcare	Martin, TN	100	June 1, 2018
Williamson Memorial Hospital	Mingo Health Partners, LLC	Williamson, WV	76	June 1, 2018
Byrd Regional Hospital	Allegiance Health Management	Leesville, LA	60	June 1, 2018
Tennova Healthcare – Jamestown	Rennova Health, Inc.	Jamestown, TN	85	June 1, 2018

Hospital	Buyer	City, State	Licensed Beds	Effective Date
Munroe Regional Medical Center	Adventist Health System	Ocala, FL	425	August 1, 2018
AllianceHealth Deaconess	INTEGRIS Health	Oklahoma City, OK	238	October 1, 2018
Sparks Regional Medical Center	Baptist Health	Fort Smith, AR	492	November 1, 2018
Sparks Medical Center – Van Buren	Baptist Health	Van Buren, AR	103	November 1, 2018

2017 Divestitures

Easton Hospital	Steward Health, Inc.	Easton, PA	196	May 1, 2017
Sharon Regional Health System	Steward Health, Inc. of the City of Anniston	Sharon, PA	258	May 1, 2017
Northside Medical Center	Steward Health, Inc.	Youngstown, OH	355	May 1, 2017
Trumbull Memorial Hospital	Steward Health, Inc.	Warren, OH	311	May 1, 2017
Hillside Rehabilitation Hospital	Steward Health, Inc.	Warren, OH	69	May 1, 2017
Wuesthoff Health System – Rockledge	Steward Health, Inc.	Rockledge, FL	298	May 1, 2017
Wuesthoff Health System – Melbourne	Steward Health, Inc.	Melbourne, FL	119	May 1, 2017
Sebastian River Medical Center	Steward Health, Inc.	Sebastian, FL	154	May 1, 2017
Stringfellow Memorial Hospital	The Health Care Authority	Anniston, AL	125	May 1, 2017
Merit Health Gilmore Memorial	Curae Health, Inc.	Amory, MS	95	May 1, 2017
Merit Health Batesville	Curae Health, Inc.	Batesville, MS	112	May 1, 2017
Lake Area Medical Center	CHRISTUS Health	Lake Charles, LA	88	June 30, 2017
Memorial Hospital of York	PinnacleHealth System	York, PA	100	July 1, 2017
Lancaster Regional Medical Center	PinnacleHealth System	Lancaster, PA	214	July 1, 2017
Heart of Lancaster Regional Medical Center	PinnacleHealth System	Lititz, PA	148	July 1, 2017
Carlisle Regional Medical Center	PinnacleHealth System	Carlisle, PA	165	July 1, 2017
Tomball Regional Medical Center	HCA	Tomball, TX	350	July 1, 2017
South Texas Regional Medical Center	HCA	Jourdanton, TX	67	July 1, 2017
Deaconess Hospital	MultiCare Health System	Spokane, WA	388	July 1, 2017
Valley Hospital	MultiCare Health System	Spokane Valley, WA	123	July 1, 2017
Yakima Regional Medical and Cardiac Center	Regional Health	Yakima, WA	214	September 1, 2017
Toppenish Community Hospital	Regional Health	Toppenish, WA	63	September 1, 2017
Weatherford Regional Medical Center	HCA	Weatherford, TX	103	October 1, 2017
Brandywine Hospital	Reading Health System	Coatesville, PA	169	October 1, 2017
Chestnut Hill Hospital	Reading Health System	Philadelphia, PA	148	October 1, 2017
Jennersville Hospital	Reading Health System	West Grove, PA	63	October 1, 2017

Hospital	Buyer	City, State	Licensed Beds	Effective Date
Phoenixville Hospital	Reading Health System	Phoenixville, PA	151	October 1, 2017
Pottstown Memorial Medical Center	Reading Health System	Pottstown, PA	232	October 1, 2017
Highlands Regional Medical Center	HCA	Sebring, FL	126	November 1, 2017
Merit Health Northwest Mississippi	Curae Health, Inc.	Clarksdale, MS	181	November 1, 2017

On March 15, 2018, we signed a definitive agreement for the sale of Memorial Hospital of Salem County (126 licensed beds) in Salem, New Jersey, and its associated assets to Community Healthcare Associates, LLC. We closed on the sale of this hospital on January 31, 2019.

On October 11, 2018, we signed a definitive agreement for the sale of Mary Black Health System – Spartanburg (207 licensed beds) in Spartanburg, South Carolina, and Mary Black Health System – Gaffney (125 licensed beds) in Gaffney, South Carolina and their associated assets to Spartanburg Regional Healthcare System in Spartanburg, South Carolina. We closed on the sale of these hospitals effective January 1, 2019.

On November 19, 2018, we signed a definitive agreement for the sale of Chester Regional Medical Center (82 licensed beds) in Chester, South Carolina, Springs Memorial Hospital (225 licensed beds) in Lancaster, South Carolina, Carolinas Hospital System (396 licensed beds) in Florence, South Carolina, and Carolinas Hospital System – Marion (124 licensed beds) in Mullins, South Carolina and their associated assets to Medical University Hospital Authority in Charleston, South Carolina.

In addition to the divestiture of these hospitals in 2017 and 2018, as noted above we continue to receive interest from potential buyers for certain of our hospitals. We intend to continue our portfolio rationalization strategy in 2019 and are pursuing additional interests for sale transactions, which are currently in various stages of negotiation with potential buyers. There can be no assurance that these potential divestitures (or the potential divestitures currently subject to definitive agreements) will be completed, or if they are completed, the ultimate timing of the completion of these divestitures.

Operating results and statistical data for the year ended December 31, 2017, exclude hospitals still owned and hospitals divested during the year ended December 31, 2017, that were previously classified as discontinued operations for accounting purposes.

During the year ended December 31, 2018, we paid approximately $26 million to acquire the operating assets and related businesses of certain physician practices, clinics and other ancillary businesses that operate within the communities served by our hospitals.

Overview of Operating Results

Our net operating revenues for the year ended December 31, 2018 decreased $1.2 billion to approximately $14.2 billion compared to approximately $15.4 billion for the year ended December 31, 2017, primarily as a result of hospitals divested during 2017 and 2018. On a same-store basis, net operating revenues for the year ended December 31, 2018 increased $362 million.

We had a loss from continuing operations of $704 million during the year ended December 31, 2018, compared to loss from continuing operations of $2.4 billion for the year ended December 31, 2017. Loss from continuing operations for the year ended December 31, 2018 included the following:

•	an after-tax charge of $8 million for government and other legal settlements, net of related legal expenses,

•	an after-tax charge of $526 million for the impairment of goodwill and long-lived assets of hospitals sold or held for sale based on their estimated fair values,

•	an after-tax charge of $15 million for employee termination benefits and other restructuring costs,

•	after-tax income of $23 million for gain from early extinguishment of debt,

•	an after-tax charge of $10 million from settlement adjustments to the CVR agreement liability related to HMA legal proceedings, and related legal expenses, and

•	a deferred tax provision of $34 million related to the write-off of deferred tax assets due to the nondeductible components of the settlement liability for the HMA legal proceedings noted above.

Loss from continuing operations before noncontrolling interests for the year ended December 31, 2017 included the following:

•	after-tax income of $20 million for government and other legal settlements and related legal expenses,

•	an after-tax charge of $26 million for loss from early extinguishment of debt,

•	an after-tax charge of $32 million for the estimated impact of the Tax Act,

•	an after-tax charge of $1 million related to the costs incurred for the 30 hospital divestitures,

•	an after-tax charge of $1.9 billion related to the impairment of goodwill and long-lived assets based on their estimated fair values,

•	an after-tax charge of $378 million related to the change in estimate for contractual allowances and provision for bad debts,

•	an after-tax charge of $5 million from fair value adjustments on the CVR agreement liability accounted for at fair value related to the HMA legal proceedings, and related legal expenses and

•	an after-tax charge of $9 million related to employee termination benefits and other restructuring charges.

During the fourth quarter of 2017, we completed an extensive analysis of our patient revenues and patient accounts receivable and developed new accounting processes and methodologies in preparation to adopt the new revenue recognition accounting standards in ASU 2014-09 on January 1, 2018. This analysis also included an evaluation of patient accounts receivable retained after the divestiture of 30 hospitals throughout 2017, and certain other revenues. Based on the information obtained, the financial results discussed below include a change in estimate recorded by us during the three months and year ended December 31, 2017 related to an increase in contractual allowances and the provision for bad debts of approximately $591 million.

Consolidated inpatient admissions for the year ended December 31, 2018, decreased 15.0%, compared to the year ended December 31, 2017, and consolidated adjusted admissions for the year ended December 31, 2018, decreased 15.3%, compared to the year ended December 31, 2017. Same-store inpatient admissions for the year ended December 31, 2018, decreased 1.3%, compared to the year ended December 31, 2017, and same-store adjusted admissions for the year ended December 31, 2018, decreased 0.4%, compared to the year ended December 31, 2017.

Self-pay revenues represented approximately 1.4% and (0.8)% of net operating revenues for the years ended December 31, 2018 and 2017, respectively. The amount of foregone revenue related to providing charity care services as a percentage of net operating revenues was approximately 3.5% and 3.1% for the years ended December 31, 2018 and 2017, respectively. Direct and indirect costs incurred in providing charity care services as a percentage of net operating revenues was approximately 0.4% for both of the years ended December 31, 2018 and 2017.

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

However, the future of the Affordable Care Act is uncertain. Since the 2016 presidential election, significant changes have been made to the Affordable Care Act, its implementation, and its interpretation. The current presidential administration and certain members of Congress have stated their intent to repeal or make additional significant changes to the law. For example, as part of the tax reform legislation which was enacted in December 2017, the financial penalty associated with the individual mandate was eliminated, effective January 1, 2019, which may result in fewer individuals electing to purchase health insurance. In addition, final rules issued in 2018 expand availability of association health plans and allow the sale of short-term, limited-duration health plans, neither of which are required to cover all of the essential health benefits mandated by the Affordable Care Act. These changes may impact the number of individuals who elect to purchase health insurance or the scope of such coverage, if purchased. Of critical importance to us will be the potential impact of any changes specific to the Medicaid funding and expansion provisions of the Affordable Care Act. We operate hospitals in five of the ten states that experienced the largest reductions in uninsured rates among adult residents between 2013 and 2015. In general, the states with the greatest reductions in the number of uninsured adult residents have expanded Medicaid. A number of states have opted out of the Medicaid coverage expansion provisions, but could ultimately decide to expand their programs at a later date. Of the 20 states in which we operated hospitals that were included in continuing operations as of December 31, 2018, 10 states have taken action to expand their Medicaid programs. At this time, the other 10 states have not, including Florida, Alabama, Tennessee and Texas, where we operated a significant number of hospitals as of December 31, 2018. Some states use, or have applied to use, waivers granted by CMS to implement expansion, impose different eligibility or enrollment restrictions, or otherwise implement programs that vary from federal standards. CMS administrators have indicated that they are increasing state flexibility in the administration of Medicaid programs. For example, CMS has granted a limited number of state applications for waivers that allow a state to condition Medicaid enrollment on work or other community engagement. Several states have similar applications pending.

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

The federal government has implemented a number of regulations and programs designed to promote the use of EHR technology and pursuant to the HITECH, established requirements for a Medicare and Medicaid incentive payments program for eligible hospitals and professionals that adopt and meaningfully use certified EHR technology. These payments are available for a maximum period of five or six years, depending on the program. Our hospital facilities have been implementing EHR technology on a facility-by-facility basis since 2011. We recognize incentive reimbursement related to the Medicare or Medicaid incentives as we are able to implement the certified EHR technology and meet the defined “meaningful use criteria,” and information from completed cost report periods is available from which to calculate the incentive reimbursement. The timing of recognizing incentive reimbursement does not correlate with the timing of recognizing operating expenses and incurring capital costs in connection with the implementation of EHR technology which may result in material period-to-period changes in our future results of operations.

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

Sources of Revenue

The following table presents the approximate percentages of net operating revenues by payor source for the periods indicated. The data for the periods presented are not strictly comparable due to the effect that hospital acquisitions and divestitures have had on these statistics. The percentages of net operating revenues for 2017 also include the overall impact of the change in estimate recorded in the fourth quarter of 2017 to increase contractual allowances and record additional provision for bad debts.

	Year Ended December 31,
	2018	2017	2016
Medicare	26.3%	27.8%	27.2%
Medicaid	13.3	13.2	11.9
Managed Care and other third-party payors	59.0	59.8	58.4
Self-pay	1.4	(0.8)	2.5

Total	100.0%	100.0%	100.0%

As shown above, we receive a substantial portion of our revenues from the Medicare and Medicaid programs. Included in Managed Care and other third-party payors is operating revenues from insurance companies with which we have insurance provider contracts, Medicare managed care, insurance companies for which we do not have insurance provider contracts, workers’ compensation carriers and non-patient service revenue, such as rental income and cafeteria sales. In the future, we generally expect the portion of revenues received from the Medicare and Medicaid programs to increase due to the general aging of the population. In addition, the Affordable Care Act has increased the number of insured patients in states that have expanded Medicaid, which in turn, has reduced the percentage of revenues from self-pay patients. However, it is unclear whether the trend of increased coverage will continue, due in part to the elimination of the financial penalty associated with the individual mandate, effective January 1, 2019. Further, the Affordable Care Act imposes significant reductions in amounts the government pays Medicare managed care plans. The trend toward increased enrollment in Medicare managed care may adversely affect our operating revenue growth. Other provisions in the Affordable Care Act impose minimum medical-loss ratios and require insurers to meet specific benefit requirements. Furthermore, in the normal course of business, managed care programs, insurance companies and employers actively negotiate the amounts paid to hospitals. The trend toward increased enrollment in managed care may adversely affect our operating revenue. There can be no assurance that we will retain our existing reimbursement arrangements or that these third-party payors will not attempt to further reduce the rates they pay for our services.

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-based reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for the treatment of patients covered by Medicare, Medicaid and non-governmental payors are generally less than the standard billing rates. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues and net loss by an insignificant amount in each of the years ended December 31, 2018, 2017, and 2016.

The payment rates under the Medicare program for hospital inpatient and outpatient acute care services are based on a prospective payment system, depending upon the diagnosis of a patient’s condition. These rates are indexed for inflation annually, although increases have historically been less than actual inflation. On August 2, 2018, CMS issued the final rule to increase this index by 2.9% for hospital inpatient acute care services that are reimbursed under the prospective payment system, beginning October 1, 2018. The final rule provides for a 0.8% multifactor productivity reduction, a 0.75% reduction to hospital inpatient rates implemented pursuant to the Affordable Care Act, and a positive 0.5% adjustment in accordance with the MACRA, which, together will yield an estimated net 1.85% increase in reimbursement for hospitals. An additional reduction applies to hospitals that do not submit required patient quality data. We are complying with this data submission requirement. Payments may also be affected by admission and medical review criteria for inpatient services commonly known as the “two midnight rule.” Under the rule, for admissions on or after October 1, 2013, services to Medicare beneficiaries are only payable as inpatient hospital services when there is a reasonable expectation that the hospital care is medically necessary and will be required across two midnights, absent unusual circumstances. Stays expected to need less than two midnights of hospital care are subject to medical review on a case-by-case basis. Reductions in the rate of increase or overall reductions in Medicare reimbursement may cause a decline in the growth of our net operating revenues.

Currently, several states utilize supplemental reimbursement programs for the purpose of providing reimbursement to providers to offset a portion of the cost of providing care to Medicaid and indigent patients. These programs are designed with input from CMS and are funded with a combination of state and federal resources, including, in certain instances, fees or taxes levied on the providers. Similar programs are also being considered by other states. The programs are generally authorized for a specified period of time and require CMS’s approval to be extended. CMS has indicated that it will take into account a state’s status with respect to expanding its Medicaid program in considering whether to extend these supplemental programs. We are unable to predict whether or on what terms CMS will extend the supplemental programs in the states in which we operate. Under these supplemental programs, we recognize revenue and related expenses in the period in which amounts are estimable and collection is reasonably assured. Reimbursement under these programs is reflected in net operating revenues and included as Medicaid revenue in the table above, and fees, taxes or other program related costs are reflected in other operating expenses.

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

The following tables summarize, for the periods indicated, selected operating data.

	Year Ended December 31,
	2018	2017	2016
Operating results, as a percentage of net operating revenues:
Net operating revenues	100.0%	100.0%	100.0%
Operating expenses (a)	(88.9)	(92.8)	(88.3)
Depreciation and amortization	(4.9)	(5.6)	(6.0)
Impairment and gain (loss) on sale of businesses, net	(4.7)	(13.8)	(10.4)

Income (loss) from operations	1.5	(12.2)	(4.7)
Interest expense, net	(6.9)	(6.1)	(5.2)
Gain (loss) from early extinguishment of debt	0.2	(0.3)	(0.2)
Gain on sale of investments in unconsolidated affiliates	-	-	0.5
Equity in earnings of unconsolidated affiliates	0.2	0.1	0.3

Loss from continuing operations before income taxes	(5.0)	(18.5)	(9.3)
Benefit from income taxes	-	3.0	0.6

Loss from continuing operations	(5.0)	(15.5)	(8.7)
Loss from discontinued operations, net of taxes	-	(0.1)	(0.1)

Net loss	(5.0)	(15.6)	(8.8)
Less: Net income attributable to noncontrolling interests	(0.6)	(0.4)	(0.5)

Net loss attributable to Community Health Systems, Inc. stockholders	(5.6)%	(16.0)%	(9.3)%

	Year Ended December 31,
	2018	2017
Percentage (decrease) increase from prior year:
Net operating revenues	(7.8)%	(16.7)%
Admissions	(15.0)	(13.9)
Adjusted admissions (b)	(15.3)	(14.5)
Average length of stay	-	-
Net loss attributable to Community Health Systems, Inc. (c)	68.0	(42.9)
Same-store percentage increase (decrease) from prior year (d):
Net operating revenues	2.8%	0.2%
Admissions	(1.3)	(1.9)
Adjusted admissions (b)	(0.4)	(1.7)

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

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Net operating revenues decreased by 7.8% to approximately $14.2 billion for the year ended December 31, 2018, from approximately $15.4 billion for the year ended December 31, 2017. Net operating revenues on a same-store basis from hospitals that were operated throughout both periods increased $362 million or 2.8% during the year ended December 31, 2018, as compared to the year ended December 31, 2017. The increase in same-store net operating revenues was attributable to improved pricing due to higher acuity, partially offset by a decline in inpatient admissions and adjusted admissions. Non-same-store net operating revenues decreased $1.6 billion during the year ended December 31, 2018, in comparison to the prior year period, with the decrease attributable primarily to the divestiture of hospitals during 2017 and 2018. On a consolidated basis, inpatient admissions decreased by 15.0% during the year ended December 31, 2018 as compared to the year ended December 31, 2017. Also on a consolidated basis, adjusted admissions decreased by 15.3% during the year ended December 31, 2018 as compared to the year ended December 31, 2017. On a same-store basis, net operating revenues per adjusted admissions increased 3.2%, while inpatient admissions decreased by 1.3% and adjusted admissions decreased by 0.4% for the year ended December 31, 2018, compared to the year ended December 31, 2017.

All operating expenses calculations, as a percentage of net operating revenues, were impacted during the year ended December 31, 2017 due to the overall impact of the change in estimate related to net patient receivables recorded in the fourth quarter of 2017. Total operating costs and expenses, as a percentage of net operating revenues, decreased from 112.2% during the year ended December 31, 2017 to 98.5% during the year ended December 31, 2018. Operating expenses, excluding depreciation and amortization and impairment and (gain) loss on sale of businesses, as a percentage of net operating revenues, decreased from 92.8% for the year ended December 31, 2017 to 88.9% for the year ended December 31, 2018. Salaries and benefits, as a percentage of net operating revenues, decreased from 48.0% for the year ended December 31, 2017 to 45.1% for the year ended December 31, 2018. This decrease in salaries and benefits, as a percentage of net operating revenues, was primarily due to improved staffing and benefit expense management. Supplies, as a percentage of net operating revenues, decreased from 17.4% for the year ended December 31, 2017 to 16.6% for the year ended December 31, 2018. Other operating expenses, as a percentage of net operating revenues, decreased from 25.2% for the year ended December 31, 2017 to 24.7% for the year ended December 31, 2018. Government and other legal settlements and related costs, as a percentage of net operating revenues, decreased from income of 0.2% for the year ended December 31, 2017 to expense of 0.1% for the year ended December 31, 2018 primarily as a result of the gain recorded from the previously announced settlement of the shareholder derivative action in January 2017. Rent, as a percentage of net operating revenues, decreased from 2.6% for the year ended December 31, 2017 to 2.4% for the year ended December 31, 2018.

Depreciation and amortization, as a percentage of net operating revenues, decreased from 5.6% for the year ended December 31, 2017 to 4.9% for the year ended December 31, 2018, primarily due to a decrease in depreciable basis of property and equipment that has been impaired and from ceasing depreciation on property and equipment at hospitals sold or held for sale.

Impairment and (gain) loss on sale of businesses was $668 million for the year ended December 31, 2018, compared to $2.1 billion for the year ended December 31, 2017. Impairment of goodwill and long-lived assets for the year ended December 31, 2018 included (i) impairment of approximately $423 million related to impairment of the long-lived assets and reporting unit goodwill allocated to hospitals that have been sold or deemed held for sale during the year ended December 31, 2018, (ii) approximately $29 million recorded to write-off the value of a promissory note received as consideration for the sale of three hospitals in 2017 where the buyer entered into bankruptcy proceedings, and (iii) approximately $216 million recorded primarily to adjust the carrying value of other long-lived assets at several underperforming hospitals that have ceased operations or where we are in discussions with potential buyers for divestiture at a sales price that indicates a fair value below carrying value. Impairment of goodwill and long-lived assets for the year ended December 31, 2017 included impairment of approximately $388 million related to impairment of the long-lived assets and reporting unit goodwill allocated to hospitals classified as held for sale during the year ended December 31, 2017, impairment of approximately $316 million for several underperforming hospitals as well as for the hospitals where we have received offers or executed non-binding letters of intent to sell the hospital, and impairment of $1.419 billion related to goodwill for our hospital reporting unit.

Interest expense, net, increased by $45 million to $976 million for the year ended December 31, 2018 compared to $931 million for the year ended December 31, 2017, primarily due to an increase in interest rates during the year ended December 31, 2018 of $114 million. This increase was partially offset by a decrease in our average outstanding debt during the year ended December 31, 2018, which resulted in a decrease in interest expense of $65 million. Additionally, an increase in major construction projects during the year ended December 31, 2018 resulted in more interest being capitalized, and a decrease in interest expense of $4 million, compared to the same period in 2017.

Gain from early extinguishment of debt of $31 million was recognized during the year ended December 31, 2018 which resulted primarily from the refinancing and exchange of certain of our outstanding notes and repayment of a portion of our term loans under the Credit Facility as discussed further in Capital Resources. Loss from early extinguishment of debt of $40 million was recognized during the year ended December 31, 2017, which resulted from the repayment of certain outstanding notes and term loans under the Credit Facility.

Equity in earnings of unconsolidated affiliates, as a percentage of net operating revenues, increased from 0.1% for the year ended December 31, 2017 to 0.2% for the year ended December 31, 2018.

The net results of the above-mentioned changes resulted in loss from continuing operations before income taxes decreasing $2.1 billion from loss of $2.8 billion for the year ended December 31, 2017 to loss of $715 million for the year ended December 31, 2018.

Our benefit from income taxes on loss from continuing operations decreased from $449 million for the year ended December 31, 2017 to $11 million for the year ended December 31, 2018. Our effective tax rates were

1.5% and 15.8% for the year ended December 31, 2018 and 2017, respectively. The decrease in our effective tax rate for the year ended December 31, 2018, when compared to the year ended December 31, 2017, was primarily due to the increase in valuation allowance recognized on IRC Section 163(j) interest carryforwards partially offset by the release of certain state valuation allowances on net operating loss carryforwards in certain jurisdictions.

Loss from continuing operations, as a percentage of net operating revenues, decreased from 15.5% for the year ended December 31, 2017 to 5.0% for the year ended December 31, 2018.

No discontinued operations were separately reported for the year ended December 31, 2018. Discontinued operations for the year ended December 31, 2017, include the results of operations of certain hospitals owned or leased by us as of December 31, 2017, which were classified as being held for sale or sold. The operation of these hospitals resulted in a loss, net of taxes, of $6 million for the year ended December 31, 2017. An after-tax impairment charge of $6 million was recorded during the year ended December 31, 2017, based on the difference between the estimated fair value and the carrying value of the assets held for sale. Overall, discontinued operations consisted of a loss, net of taxes, of $12 million for the year ended December 31, 2017.

Net loss, as a percentage of net operating revenues, decreased from 15.6% for the year ended December 31, 2017 to 5.0% for the year ended December 31, 2018.

Net income attributable to noncontrolling interests, as a percentage of net operating revenues increased from 0.4% for the year ended December 31, 2017 to 0.6% for the year ended December 31, 2018.

Net loss attributable to Community Health Systems, Inc. was $788 million for the year ended December 31, 2018, compared to $2.5 billion for the year ended December 31, 2017. The decrease in net loss attributable to Community Health Systems, Inc. was primarily due to the change in estimate recorded as a reduction of the net operating revenues and the impairment of goodwill and certain long-lived assets based on their estimated fair values for hospitals sold or held for sale in 2017.

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

All operating expenses calculations, as a percentage of net operating revenues, were impacted during the year ended December 31, 2017 due to the overall impact of the change in estimate related to net patient receivables recorded in the fourth quarter of 2017. Total operating costs and expenses, as a percentage of net operating revenues, increased from 104.7% during the year ended December 31, 2016 to 112.2% during the year ended December 31, 2017. Operating expenses, excluding depreciation and amortization and impairment and (gain)

loss on sale of businesses, as a percentage of net operating revenues, increased from 88.3% for the year ended December 31, 2016 to 92.8% for the year ended December 31, 2017. Salaries and benefits, as a percentage of net operating revenues, increased from 46.8% for the year ended December 31, 2016 to 48.0% for the year ended December 31, 2017. This increase in salaries and benefits, as a percentage of net operating revenues, was primarily due to the payment of severance to certain employees. Supplies, as a percentage of net operating revenues, increased from 16.3% for the year ended December 31, 2016 to 17.4% for the year ended December 31, 2017, primarily as a result of an increase in implant costs due to an increase in surgical case mix over the prior year. Other operating expenses, as a percentage of net operating revenues, increased from 23.1% for the year ended December 31, 2016 to 25.2% for the year ended December 31, 2017, primarily as a result of higher medical specialist fees, an increase in purchased services and higher information systems expense. Government and other legal settlements and related costs, as a percentage of net operating revenues, decreased from expense of 0.1% for the year ended December 31, 2016 to income of 0.2% for the year ended December 31, 2017 primarily as a result of the gain recorded from the previously announced settlement of the shareholder derivative action in January 2017. Rent, as a percentage of net operating revenues, increased from 2.4% for the year ended December 31, 2016 to 2.6% for the year ended December 31, 2017.

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

Impairment and (gain) loss on sale of businesses was $2.1 billion for the year ended December 31, 2017, compared to $1.9 billion for the year ended December 31, 2016. Impairment of goodwill and long-lived assets for the year ended December 31, 2017 included impairment of approximately $388 million related to impairment of the long-lived assets and reporting unit goodwill allocated to hospitals classified as held for sale during the year ended December 31, 2017, impairment of approximately $316 million for several underperforming hospitals as well as for the hospitals where we had received offers or executed non-binding letters of intent to sell the hospitals, and impairment of $1.419 billion related to goodwill for our hospital reporting unit. Impairment of goodwill and long-lived assets for the year ended December 31, 2016 includes impairment of approximately $12 million related to the reporting unit goodwill and fixed assets allocated to two hospitals sold during the three months ended March 31, 2016, impairment of approximately $326 million related to the reporting unit goodwill allocated to the 18 hospitals designated as held for sale during the year ended December 31, 2016, impairment of approximately $7 million related to certain long-lived assets at one of our smaller hospitals permanently closed, impairment of approximately $1.395 billion related to goodwill for our hospital reporting unit and $270 million related to the adjustment of the fair value of certain long-lived assets at certain hospitals we had sold or identified for sale and for certain underperforming hospitals.

Interest expense, net, decreased by $31 million to $931 million for the year ended December 31, 2017 compared to $962 million for the year ended December 31, 2016, primarily due to a decrease in our average outstanding debt during the year ended December 31, 2017, which resulted in a decrease in interest expense of $88 million. Additionally, a decrease in interest expense of $3 million was due to one less day of interest expense during the year ended December 31, 2017 since 2016 was a leap year, and a decrease in interest expense of $2 million for the year ended December 31, 2017 is a result of more interest being capitalized as compared to the same period in 2016 because of an increase in major construction projects during the year ended December 31,

2017. These decreases were partially offset by an increase in interest rates during the year ended December 31, 2017, compared to the same period in 2016, which resulted in an increase in interest expense of $62 million.

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

Liquidity and Capital Resources

2018 Compared to 2017

Net cash provided by operating activities decreased $499 million, from approximately $773 million for the year ended December 31, 2017, to approximately $274 million for the year ended December 31, 2018. The decrease in cash provided by operating activities was primarily impacted by the $266 million paid during the fourth quarter related to the global resolution and settlement of litigation and government investigation of HMA and higher interest payments due to the timing of payments and higher interest rates resulting from the refinancing activity during the year ended December 31, 2018, as well as from a decline in cash flow from patient accounts receivable collections that was impacted as the magnitude of collections on receivables at divested hospitals decreased. Other contributors to the lower cash provided by operating activities include the loss of operating cash flow contributed from previously divested hospitals and a decrease in cash received from HITECH incentive reimbursement. Such decreases were offset by improvements in cash flow from supplies, prepaid expenses and other current assets and lower malpractice claim payments compared to the same period in 2017. Total cash paid for interest during the year ended December 31, 2018, increased to approximately $936 million compared to $852 million for the year ended December 31, 2017. Cash paid for income taxes, net of refunds received, resulted in a net refund of $19 million for the year ended December 31, 2018, compared to $4 million paid for income taxes for the year ended December 31, 2017.

Our net cash used in investing activities was approximately $245 million for the year ended December 31, 2018, compared to net cash provided by investing activities of approximately $1.1 billion for the year ended December 31, 2017, a decrease of approximately $1.3 billion. The cash used in investing activities was primarily impacted by a decrease in proceeds from the disposition of hospitals and other ancillary operations of $1.3 billion as a result of fewer hospital dispositions during the year ended December 31, 2018 compared to the same period in 2017, a decrease in cash provided by the net impact of the purchases and sales of available-for-sale securities and equity securities of $47 million and an increase of $20 million in the cash used in the acquisition of facilities and other related equipment (for physician practices, clinics and other ancillary businesses as there were no hospital acquisitions during either the year ended December 31, 2018 or 2017). These increases in cash outflows were offset by a decrease in the cash used in the purchase of property and equipment of $37 million, an increase in the proceeds from the sale of property and equipment of $1 million, and a decrease in cash used for other investments (primarily from internal-use software expenditures and physician recruiting costs) of $2 million for the year ended December 31, 2018 compared to the same period in 2017.

Our net cash used in financing activities was $396 million for the year ended December 31, 2018, compared to approximately $1.5 billion for the year ended December 31, 2017, a decrease of approximately $1.1 billion. The decrease in cash used in financing activities, in comparison to the prior year period, was primarily due to the net effect of our debt repayment, refinancing activity, and cash paid for deferred financing costs and other debt-related costs.

As described in Notes 7, 10 and 16 of the Notes to Consolidated Financial Statements, at December 31, 2018, we had certain cash obligations, which are due as follows (in millions):

	Total	2019	2020-2022	2023-2024	2025 and thereafter
Credit Facility	$1,622	$-	$1,622	$-	$-
8% Senior Notes due 2019	155	155	-	-	-
7 1⁄8% Senior Notes due 2020	121	-	121	-	-
5 1⁄8% Senior Secured Notes due 2021	1,000	-	1,000	-	-
6 7⁄8% Senior Notes due 2022	2,632	-	2,632	-	-
6 1⁄4% Senior Secured Notes due 2023	3,100	-	-	3,100	-
8 5⁄8% Secured Notes due 2024	1,033	-	-	1,033	-
Junior-Priority Secured Notes due 2023	1,770	-	-	1,770	-
Junior-Priority Secured Notes due 2024	1,355	-	-	1,355	-
ABL Facility	698	-	-	698	-
Other debt	43	37	4	1	1

Total long-term debt (1)	13,529	192	5,379	7,957	1
Interest on credit facility, notes and ABL facility (2)	3,903	960	2,371	572	-
Capital lease and financing obligations, including interest	329	24	54	40	211
Operating leases	877	188	376	140	173
Replacement facilities and other capital commitments (3)	151	53	61	15	22
Open purchase orders (4)	502	467	35	-	-
Liability for uncertain tax positions, including interest and penalties	9	9	-	-	-

Total	$19,300	$1,893	$8,276	$8,724	$407

(1)	Total long-term debt is exclusive of unamortized deferred debt issuance costs and note premium of approximately $164 million.

(2)

Estimate of interest payments assumes the interest rates at December 31, 2018 remain constant during the period presented for our Credit Facility and our ABL Facility, which are variable rate debt. The interest rate used to calculate interest payments for our credit facility was the London Interbank Offered Rate, or LIBOR, as of December 31, 2018 plus the applicable spread. The 8% Senior Notes due 2019, 7 1⁄8% Senior Notes due 2020, 5 1⁄8% Senior Secured Notes due 2021, 6 7⁄8% Senior Notes due 2022, 6 1⁄4% Senior Secured Notes due 2023, 8 5⁄8% Secured Notes due 2024, Junior-Priority Secured Notes due 2023 and Junior-Priority Secured Notes due 2024 have fixed rates of interest.

(3)

Pursuant to hospital purchase agreements in effect as of December 31, 2018, we have commitments to build two replacement facilities and the following capital commitments. As part of an acquisition in 2016, we agreed to build replacement facilities in La Porte and Knox, Indiana. The estimated construction costs, including equipment costs, are currently estimated to be approximately $128 million and $15 million, respectively, of which approximately $6 million has been incurred to date for the construction of the replacement facility in La Porte. In addition, under other purchase agreements, we have committed to spend approximately $64 million for costs such as capital improvements, equipment, selected leases and physician recruiting. These commitments are required to be fulfilled generally over a five to seven-year period after acquisition. Through December 31, 2018, we have incurred approximately $50 million related to these commitments.

(4)	Open purchase orders represent our commitment for items or services ordered but not yet received.

At December 31, 2018, we had issued letters of credit primarily in support of potential insurance related claims and specified outstanding bonds of approximately $90 million.

Our debt as a percentage of total capitalization increased from 105% for the year ended December 31, 2017 to 112% for the year ended December 31, 2018, due to an increase in accumulated deficit, offset by an overall decrease in long-term debt.

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

Capital Expenditures

Cash expenditures for purchases of facilities and other related businesses were $26 million in 2018, $6 million in 2017 and $123 million in 2016. Our expenditures for the years ended December 31, 2018, 2017 and 2016 were related to the purchase of physician practices and other ancillary services.

Excluding the cost to construct replacement hospitals, our cash expenditures for routine capital for the year ended December 31, 2018 totaled $521 million, compared to $558 million in 2017 and $732 million in 2016. These capital expenditures related primarily to the purchase of additional equipment, minor renovations and information systems infrastructure. Costs to construct replacement hospitals totaled $6 million in both 2018 and 2017 and $12 million in 2016. The costs to construct replacement hospitals for the year ended December 31, 2018 represent both planning and construction costs for the replacement facility at La Porte, Indiana. The costs to construct replacement hospitals for both of the years ended December 31, 2017 and 2016 represent both planning and construction costs for the replacement hospital we previously committed to build in York, Pennsylvania. In conjunction with the sale of Memorial Hospital of York on July 1, 2017, we no longer intend to construct this replacement hospital or have planned costs in connection therewith.

Pursuant to a hospital purchase agreement from our March 1, 2016 acquisition of La Porte Hospital and Starke Hospital, we committed to build replacement facilities in both La Porte, Indiana and Knox, Indiana. Under the terms of such agreement, construction of the replacement hospital for LaPorte Hospital is required to be completed within five years of the date of acquisition, or March 2021. In addition, construction of the replacement facility for Starke Hospital is required to be completed within five years of the date we enter into a new lease with Starke County, Indiana, the hospital lessor, or in the event we do not enter into a new lease with Starke County, construction shall be completed by September 30, 2026. We have not entered into a new lease with the lessor for Starke Hospital and currently anticipate completing construction of the Starke Hospital replacement facility in 2026. Construction costs, including equipment costs, for the La Porte and Starke replacement facilities are currently estimated to be approximately $128 million and $15 million, respectively. We expect total capital expenditures of approximately $475 million to $575 million in 2019 (which includes amounts that are required to be expended pursuant to the terms of the hospital purchase agreements), including approximately $425 million to $525 million for renovation and equipment cost and approximately $50 million for construction costs of the replacement hospital in La Porte, Indiana.

Capital Resources

Net working capital was approximately $1.2 billion at December 31, 2018, compared to $1.7 billion at December 31, 2017. Net working capital decreased by approximately $555 million between December 31, 2017 and December 31, 2018. This decrease is primarily due to the decrease in cash and increase in other current liabilities, partially offset by a decrease in accounts payable during the year ended December 31, 2018.

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

As of December 31, 2018, the availability for additional borrowings under the Credit Facility, subject to certain limitations as set forth in the Credit Facility, was approximately $425 million pursuant to the Revolving Facility, of which $90 million is in the form of outstanding letters of credit. CHS has the ability to amend the Credit Facility to provide for one or more tranches of term loans or increases in the Revolving Facility in an aggregate principal amount of up to $500 million. As of December 31, 2018, the weighted-average interest rate under the Credit Facility, excluding swaps, was 6.8%.

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

The Credit Facility contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting our and our subsidiaries’ ability, subject to certain exceptions, to, among other things, (1) declare dividends, make distributions or redeem or repurchase capital stock, (2) prepay, redeem or repurchase other debt, (3) incur liens or grant negative pledges, (4) make loans and investments and enter into acquisitions and joint ventures, (5) incur additional indebtedness or provide certain guarantees, (6) make capital expenditures, (7) engage in mergers, acquisitions and asset sales, (8) conduct transactions with affiliates, (9) alter the nature of our businesses, (10) grant certain guarantees with respect to physician practices, (11) engage in sale and leaseback transactions or (12) change our fiscal year. We and our subsidiaries are also required to comply with specified financial covenants (consisting of a maximum first lien net debt to consolidated EBITDA leverage ratio) and various affirmative covenants. Under the Credit Facility, the first lien net debt to consolidated EBITDA leverage ratio is calculated as the ratio of total first lien debt, less unrestricted cash and cash equivalents, to consolidated EBITDA, as defined in the Credit Facility. The calculation of consolidated EBITDA as defined in the Credit Facility is a trailing 12-month calculation that begins with net income attributable to us, with certain pro forma adjustments to consider the impact of material acquisitions or divestitures, and adjustments for interest, taxes, depreciation and amortization, net income attributable to noncontrolling interests, stock compensation expense, restructuring costs, and the financial impact of other non-cash or non-recurring items recorded during any such 12-month period. For the 12-month period ended December 31, 2018, the first lien net debt to consolidated EBITDA leverage ratio financial covenant under the Credit Facility limited the ratio of first lien net debt to consolidated EBITDA, as defined, to less than or equal to 5.0 to 1.0. We were in compliance with all such covenants at December 31, 2018, with a first lien net debt to consolidated EBITDA leverage ratio of approximately 4.84 to 1.0.

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

On February 15, 2019, the Credit Facility was amended, with requisite covenant lender approval, to amend the first lien net debt to EBITDA ratio financial covenant and to reduce the extended revolving credit commitments to $385 million. The amended financial covenant provides for a maximum first lien net debt to EBITDA ratio of 5.00 to 1.0 from July 1, 2018 through December 31, 2018, 5.25 to 1.0 from January 1, 2019 through December 31, 2019, 5.00 to 1.00 from January 1, 2020 through June 30, 2020, 4.50 to 1.00 from July 1, 2020 through September 30, 2020, and 4.25 to 1.0 thereafter. In addition, CHS agreed to further restrict its ability to make restricted payments. The revolving credit commitments will terminate on January 27, 2021. The amended Credit Facility includes a 91-day springing maturity date applicable if more than $250 million in the aggregate principal amount of our 8% Senior Notes due 2019, 7 1⁄8% Senior Notes due 2020, Term H Facility or refinancings thereof are scheduled to mature or similarly become due within 91 days of such date.

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

On April 3, 2018, we and CHS entered into an asset-based loan (ABL) credit agreement, or the ABL Credit Agreement, with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders and other agents party thereto. Pursuant to the ABL Credit Agreement, the lenders have extended to CHS a revolving asset-based loan facility, or the ABL Facility, in the maximum aggregate principal amount of $1.0 billion, subject to borrowing base capacity. The ABL Facility includes borrowing capacity available for letters of credit of $50 million. CHS and all domestic subsidiaries of CHS that guarantee CHS’ other outstanding senior and senior secured indebtedness guarantee the obligations of CHS under the ABL Facility. Subject to certain exceptions, all obligations under the ABL Facility and the related guarantees are secured by a perfected first-priority security interest in substantially all of the Receivables, deposit, collection and other accounts and contract rights, books, records and other instruments related to the foregoing of the Company, CHS and the guarantors as well as a perfected junior-priority security interest in substantially all of the other assets of the Company, CHS and the guarantors, subject to customary exceptions and intercreditor arrangements. The revolving credit commitments under the Credit Facility were reduced to $425 million upon the effectiveness of the ABL facility. In connection with entering into the ABL Credit Agreement and the ABL Facility, we repaid in full and terminated our Receivables Facility. The outstanding borrowings pursuant to the ABL Facility at December 31, 2018 totaled $698 million on the consolidated balance sheet.

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

The ABL Facility contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting our ability, subject to certain exceptions, to, among other things (1) declare dividends, make distributions or redeem or repurchase capital stock, (2) prepay, redeem or repurchase other debt, (3) incur liens or grant negative pledges, (4) make loans and investments and enter into acquisitions and joint ventures, (5) incur additional indebtedness or provide certain guarantees, (6) engage in mergers, acquisitions and asset sales, (7) conduct transactions with affiliates, (8) alter the nature of the Company’s, CHS’ or the guarantors’ businesses, (9) grant certain guarantees with respect to physician practices, (10) engage in sale and leaseback transactions or (11) change our fiscal year. We are also required to comply with a consolidated fixed coverage ratio, upon certain triggering events described below, and various affirmative covenants. The consolidated fixed coverage ratio is calculated as the ratio of (x) consolidated EBITDA (as defined in the ABL Facility) less capital expenditures to (y) the sum of consolidated interest expense (as defined in the ABL Facility), scheduled principal payments, income taxes and restricted payments made in cash or in permitted investments. For purposes of calculating the consolidated fixed charge coverage ratio, the calculation of consolidated EBITDA as defined in the ABL Facility is a trailing 12-month calculation that begins with consolidated net income attributable to Holdings, with certain adjustments for interest, taxes, depreciation and amortization, net income attributable to noncontrolling interests, stock compensation expense, restructuring costs, and the financial impact of other non-cash or non-recurring items recorded during any such 12-month period. The consolidated fixed charge coverage ratio is a required covenant only in periods where the total borrowings outstanding under the ABL Facility reduce the amount available in the facility to less than the greater of (i) $95 million and (ii) 10% of the calculated borrowing base. At December 31, 2018, we were not subject to the consolidated fixed charge coverage ratio as such triggering event had not occurred during 2018.

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

As of December 31, 2018, we are currently a party to interest rate swap agreements to limit the effect of changes in interest rates on approximately 64.6% of our variable rate debt. On each of these swaps, we receive a variable rate of interest based on the three-month LIBOR, in exchange for the payment by us of a fixed rate of interest. See Note 8 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this Form 10-K for further information on our interest rate swap agreements.

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

We believe that internally generated cash flows, availability for additional borrowings under our Credit Facility, of approximately $425 million, of which approximately $90 million is in the form of outstanding letters of credit, the availability under our new ABL Facility and our ability to amend the Credit Facility to provide for one or more incremental tranches of term loans and revolving credit commitments in an aggregate principal amount of up to $500 million, in each case subject to certain limitations as set forth in the Credit Facility, as well as our continued access to the capital markets, will be sufficient to finance acquisitions, capital expenditures, working capital requirements, and any equity or debt repurchases or other debt repayments we may elect to make through the next 12 months. In addition, we are currently required to utilize proceeds received from dispositions of assets, subject to certain exceptions, to repay outstanding debt.

We may elect from time to time to purchase our outstanding debt in open market purchases, privately negotiated transactions or otherwise. Any such debt repurchases will depend upon prevailing market conditions, our liquidity requirements, contractual restrictions, applicable securities laws requirements, and other factors.

Off-balance Sheet Arrangements

In the past, we have utilized operating leases as a financing tool for obtaining the operations of specified hospitals without acquiring, through ownership, the related assets of the hospital and without a significant outlay of cash at the front end of the lease. We utilize the same operating strategies to improve operations at those hospitals held under operating leases as we do at those hospitals that we own. We have not entered into any operating leases for hospital operations since December 2000. At December 31, 2018, we operated one hospital under an operating lease that had an immaterial impact on our consolidated operating results. The terms of the one operating lease we currently have in place expires in December 2020, not including lease extension options. If we allow this lease to expire, we would no longer generate revenues nor incur expenses from this hospital.

As described more fully in Note 16 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this Form 10-K, at December 31, 2018, we have certain cash obligations for replacement facilities and other construction commitments of $151 million.

Noncontrolling Interests

We have sold noncontrolling interests in certain of our subsidiaries or acquired subsidiaries with existing noncontrolling interest ownership positions. As of December 31, 2018, we have hospitals in 18 of the markets we serve, with noncontrolling physician ownership interests ranging from less than 1% to 40%. In addition, as of December 31, 2018 we have eight other hospitals with noncontrolling interests owned by non-profit entities. On August 15, 2018, we completed the acquisition of the 20% ownership interest held by the non-profit entity that was the noncontrolling interest owner of two of our hospitals in Indiana for approximately $20 million. Redeemable noncontrolling interests in equity of consolidated subsidiaries was $504 million and $527 million as of December 31, 2018 and 2017, respectively, and noncontrolling interests in equity of consolidated subsidiaries was $72 million and $75 million as of December 31, 2018 and 2017, respectively. The amount of net income attributable to noncontrolling interests was $84 million, $63 million and $95 million for the years ended December 31, 2018, 2017 and 2016, respectively. As a result of the change in the Stark Law “whole hospital” exception included in the Affordable Care Act, we are not permitted to introduce physician ownership at any of our hospital facilities that did not have physician ownership at the time of the adoption of the Affordable Care Act, or increase the aggregate percentage of physician ownership in any of our former or existing hospital joint ventures in excess of the aggregate physician ownership level held at the time of the adoption of the Affordable Care Act.

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

Revenue Recognition

Upon our adoption of the new revenue recognition standard in the Financial Accounting Standards Board, or FASB, Accounting Standards Codification Topic 606, or ASC 606, we record net operating revenues at the transaction price estimated to reflect the total consideration due from patients and third-party payors in exchange for providing goods and services in patient care. These services are considered to be a single performance obligation and have a duration of less than one year. Revenues are recorded as these goods and services are provided. The transaction price, which involves significant estimates, is determined based on our standard charges for the goods and services provided, with a reduction recorded for price concessions related to third party contractual arrangements as well as patient discounts and patient price concessions. During the year ended December 31, 2018, the impact of changes to the inputs used to determine the transaction price was considered immaterial to the current period.

Currently, several states utilize supplemental reimbursement programs for the purpose of providing reimbursement to providers to offset a portion of the cost of providing care to Medicaid and indigent patients. These programs are designed with input from the Centers for Medicare & Medicaid Services and are funded with a combination of state and federal resources, including, in certain instances, fees or taxes levied on the providers. Under these supplemental programs, we recognize revenue and related expenses in the period in which amounts are estimable and collection is reasonably assured. Reimbursement under these programs is reflected in net operating revenues and fees, taxes or other program-related costs are reflected in other operating expenses.

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. Explicit price concessions are recorded for contractual allowances that are calculated and recorded through internally-developed data collection and analysis tools to automate the monthly estimation of required contractual allowances. Within this automated system, payors’ historical paid claims data are utilized to calculate the contractual allowances. This data is automatically updated on a monthly basis. All hospital contractual allowance calculations are subjected to monthly review by management to ensure reasonableness and accuracy. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual allowance adjustments, which is one component of the deductions from gross revenues to arrive at net operating revenues (net of contractual allowances and discounts). The process of estimating contractual allowances requires us to estimate the amount expected to be received based on payor contract provisions. The key assumption in this process is the estimated contractual reimbursement percentage, which is based on payor classification, historical paid claims data and, when applicable, application of the expected managed care plan reimbursement based on contract terms.

Due to the complexities involved in these estimates, actual payments we receive could be different from the amounts we estimate and record. If the actual contractual reimbursement percentage under government programs and managed care contracts differed by 1% at December 31, 2018 from our estimated reimbursement percentage, net loss for the year ended December 31, 2018 would have changed by approximately $96 million, and net accounts receivable at December 31, 2018 would have changed by $106 million. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues and net loss by an insignificant amount for each of the years ended December 31, 2018, 2017 and 2016.

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

Patient accounts receivable can be impacted by the effectiveness of our collection efforts. Additionally, significant changes in payor mix, business office operations, economic conditions or trends in federal and state governmental healthcare coverage could affect the net realizable value of accounts receivable. We also continually review the net realizable value of accounts receivable by monitoring historical cash collections as a percentage of trailing net operating revenues, as well as by analyzing current period net revenue and admissions by payor classification, aged accounts receivable by payor, days revenue outstanding, the composition of self-pay receivables between pure self-pay patients and the patient responsibility portion of third-party insured receivables and the impact of recent acquisitions and dispositions. If the actual collection percentage differed by 1% at December 31, 2018 from our estimated collection percentage as a result of a change in expected recoveries, net loss for the year ended December 31, 2018 would have changed by $63 million, and net accounts receivable at December 31, 2018 would have changed by $69 million. We also continually review our overall reserve adequacy by monitoring historical cash collections as a percentage of trailing net operating revenues, as well as by analyzing current period net revenue and admissions by payor classification, days revenue outstanding, the composition of self-pay receivables between pure self-pay patients and the patient responsibility portion of third-party insured receivables and the impact of recent acquisitions and dispositions.

Our policy is to write-off gross accounts receivable if the balance is under $10.00 or when such amounts are placed with outside collection agencies. We believe this policy accurately reflects our ongoing collection efforts and is consistent with industry practices. We had approximately $4.7 billion at December 31, 2018 and $4.2 billion December 31, 2017, being pursued by various outside collection agencies. We expect to collect less than 3%, net of estimated collection fees, of the amounts being pursued by outside collection agencies. As these amounts have been written-off, they are not included in our accounts receivable. Collections on amounts previously written-off are recognized as a recovery of net operating revenues when received. However, we take into consideration estimated collections of these future amounts written-off in determining the implicit price concessions used to measure the transaction price for the applicable portfolio of patient accounts receivable.

All of the following information is derived from our hospitals, excluding clinics, unless otherwise noted.

Patient accounts receivable from our hospitals represent approximately 98% of our total consolidated accounts receivable.

Days revenue outstanding, adjusted for the impact of receivables for state Medicaid supplemental payment programs, was 58 days at December 31, 2018 and 56 days at December 31, 2017.

Total gross accounts receivable (prior to allowance for contractual adjustments and implicit price concessions) was approximately $17.2 billion as of December 31, 2018 and approximately $18.6 billion as of December 31, 2017. The approximate percentage of total gross accounts receivable (prior to allowance for contractual adjustments and implicit price concessions) summarized by aging categories is as follows:

As of December 31, 2018

	% of Gross Receivables
Payor	0 - 90 Days	90 - 180 Days	180 - 365 Days	Over 365 Days
Medicare	14%	-%	-%	-%
Medicaid	7%	1%	1%	1%
Managed Care and Other	26%	4%	3%	3%
Self-Pay	9%	8%	10%	13%

As of December 31, 2017

	% of Gross Receivables
Payor	0 - 90 Days	90 - 180 Days	180 - 365 Days	Over 365 Days
Medicare	13%	1%	-%	-%
Medicaid	7%	1%	1%	1%
Managed Care and Other	24%	4%	3%	3%
Self-Pay	8%	7%	15%	12%

The approximate percentage of total gross accounts receivable (prior to allowances for contractual adjustments and implicit price concessions) summarized by payor is as follows:

	December 31,
	2018	2017
Insured receivables	60.0%	57.9%
Self-pay receivables	40.0	42.1

Total	100.0%	100.0%

The combined total at our hospitals and clinics for the estimated implicit price concessions for self-pay accounts receivable and allowances for other self-pay discounts and contractuals, as a percentage of gross self-pay receivables, was approximately 90% and 92% at December 31, 2018 and December 31, 2017, respectively. During the three months ended June 30, 2018, we directed the placement with outside collection agencies of approximately $1.3 billion of gross self-pay accounts receivable. Since these receivables were fully reserved at the time of write-off, the overall percentage of reserves for the remaining self-pay accounts receivable decreased. If the receivables that have been written-off, but where collections are still being pursued by outside collection agencies, were included in both the allowances and gross self-pay receivables specified above, the percentage of combined allowances to total self-pay receivables would have been 94% at both December 31, 2018 and December 31, 2017.

Goodwill and Other Intangibles

Goodwill represents the excess of the fair value of the consideration conveyed in the acquisition over the fair value of net assets acquired. Goodwill is evaluated for impairment annually and when an event occurs or circumstances change that, more likely than not, reduce the fair value of the reporting unit below its carrying value. During 2017, we adopted ASU 2017-04, which allows a company to record a goodwill impairment when the reporting units carrying value exceeds the fair value determined in step one. In 2017, consistent with prior years, we performed our annual goodwill evaluation during the fourth quarter as of September 30, 2017, and then an updated evaluation as of November 30, 2017 due to the identification of certain impairment indicators. With the elimination of the time-intensive step two calculation to determine the implied value of goodwill, we considered the additional benefits of performing the annual goodwill evaluation later in the fourth quarter to coincide with the timing of the next fiscal year’s budgeting and financial projection process. Based on these considerations, we elected to change the annual goodwill impairment measurement date to October 31 beginning in 2018. Our most recent goodwill evaluation was performed during the fourth quarter of 2018 with an October 31, 2018 measurement date, which indicated no impairment.

At December 31, 2018, we had approximately $4.6 billion of goodwill recorded, all of which resides at our hospital operations reporting unit.

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

The reduction in our fair value and the resulting goodwill impairment charge recorded during 2017 reduced the carrying value of our hospital operations reporting unit to an amount equal to our estimated fair value. This increases the risk that future declines in fair value could result in goodwill impairment. The determination of fair value in step one of our goodwill impairment analysis is based on an estimate of fair value for the hospital operations reporting unit utilizing known and estimated inputs at the evaluation date. Some of those inputs include, but are not limited to, the most recent price of our common stock or fair value of our long-term debt, estimates of future revenue and expense growth, estimated market multiples, expected capital expenditures, income tax rates, and costs of invested capital. Future estimates of fair value could be adversely affected if the actual outcome of one or more of these assumptions changes materially in the future, including further decline in our stock price or fair value of our long-term debt, lower than expected hospital volumes, higher market interest rates or increased operating costs. Such changes impacting the calculation of our fair value could result in a material impairment charge in the future.

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

The net present value of the projected payments was discounted using a weighted-average risk-free rate of 3.1%, 2.2% and 1.8% in 2018, 2017 and 2016, respectively. This liability is adjusted for new claims information in the period such information becomes known to us. Professional malpractice expense includes the losses resulting from professional liability claims and loss adjustment expense, as well as paid excess insurance premiums, and is presented within other operating expenses in the accompanying consolidated statements of loss.

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

	Year Ended December 31,
	2018	2017	2016
Accrual for professional liability claims, beginning of year	$711	$788	$901

Liability for insured claims (1)	(21)	4	(15)
Liability transferred to QHC	-	-	(5)
Expense (income) related to:
Current accident year	161	149	199
Prior accident years	14	(4)	(87)
(Income) expense from discounting	(12)	(4)	3

Total incurred loss and loss expense (2)	163	141	115

Paid claims and expenses related to:
Current accident year	-	-	-
Prior accident years	(203)	(222)	(208)

Total paid claims and expenses	(203)	(222)	(208)

Accrual for professional liability claims, end of year	$650	$711	$788

(1)	The liability for insured claims is recorded on the consolidated balance sheet with a corresponding insurance recovery receivable.
(2)	Total expense, including premiums for insured coverage, was $199 million in 2018, $184 million in 2017 and $162 million in 2016.

Current accident year expense increased for the year ended December 31, 2018, when compared to the prior year, due to the trend of higher severity and also the increase in self-insured retention limit per claim from $10 million to $15 million. Expense related to prior accident years reflects changes in estimates resulting from the filing of claims for prior year incidents, claim settlements, updates from litigation and our ongoing investigation of open claims. Expense/income from discounting reflects the changes in the weighted-average risk-free interest rate used and timing of estimated payments for discounting in each year.

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

The total amount of unrecognized benefit that would impact the effective tax rate, if recognized, was approximately $7 million as of December 31, 2018. A total of approximately $4 million of interest and penalties is included in the amount of liability for uncertain tax positions at December 31, 2018. It is our policy to recognize interest and penalties related to unrecognized benefits in our consolidated statements of loss as income tax expense.

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

We have accounted for the effects of the Tax Act using reasonable estimates based on currently available information and our interpretations thereof, and the estimated impact of the Tax Act during the years ended December 31, 2018 and 2017. We finalized our accounting for the Tax Act in the fourth quarter of 2018 in accordance with the prescribed measurement period under SAB 118. See Note 6 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this Form 10-K for additional information.

Recent Accounting Pronouncements

In January 2016, the FASB issued ASU, 2016-01, which amends the measurement, presentation and disclosure requirements for equity investments, other than those accounted for under the equity method or that require consolidation of the investee. The ASU eliminates the classification of equity investments as available-for-sale with any changes in fair value of such investments recognized in other comprehensive income, and requires entities to measure equity investments at fair value, with any changes in fair value recognized in net income. This ASU is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. To adopt this ASU, companies must record a cumulative-effect adjustment to beginning retained earnings at the beginning of the period of adoption. We adopted this ASU on January 1, 2018, and the adoption of this ASU did not have a material impact on our consolidated results of operations.

In February 2016, the FASB issued ASU 2016-02, which amends the accounting for leases, requiring lessees to recognize most leases on their balance sheet with a right-of-use asset and a corresponding lease liability. Leases will be classified as either finance or operating leases, which will impact the expense manner and timing of recognition of such leases over the lease term. The ASU also modifies the lease classification criteria for lessors and eliminates some of the real estate leasing guidance previously applied for certain leasing transactions. This ASU is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We adopted this ASU on January 1, 2019. In July 2018, the FASB issued ASU 2018-11, which provides entities relief from the transition requirements in ASU 2016-02 by allowing them to elect not to recast prior comparative periods. We elected this method of transition upon adoption of this ASU. Because of the number of operating leases we utilize to support our operations, the adoption of this ASU will have a significant impact on our consolidated financial position, but is not expected to have a significant impact on our results of operations. We are substantially complete with our implementation efforts, pending final evaluation of the impact the adoption of this ASU will have on our consolidated financial statements. We estimate that total right-of-use assets and related operating lease liabilities between approximately $665 million and $715 million will be recorded on the consolidated balance sheet upon adoption. The adoption of this ASU is also not expected to have an impact on our compliance with debt covenants.

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

•

the impact of health reform initiatives, including the Affordable Care Act, and the potential for the Affordable Care Act to be repealed or found unconstitutional or for additional changes to the law, its implementation or its interpretation (including through executive orders and court challenges);

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

•	demographic changes;

•	changes in, or the failure to comply with, federal, state or local laws or governmental regulations affecting our business;

•	potential adverse impact of known and unknown government investigations, audits, and federal and state false claims act litigation and other legal proceedings;

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

•	the impact that changes in our relationships with joint venture or syndication partners could have on effectively operating our hospitals or ancillary services or in advancing strategic opportunities;

•	our ability to successfully integrate any acquired hospitals, or to recognize expected synergies from acquisitions;

•	the impact of seasonal severe weather conditions, including the timing and amount of insurance recoveries in relation to severe weather events;

•	our ability to obtain adequate levels of general and professional liability insurance;

•	timeliness of reimbursement payments received under government programs;

•	effects related to outbreaks of infectious diseases;

•	the impact of prior or potential future cyber-attacks or security breaches;

•	any failure to comply with the terms of the Corporate Integrity Agreement;

•	the concentration of our revenue in a small number of states;

•	our ability to realize anticipated cost savings and other benefits from our current strategic and operational cost savings initiatives;

•	changes in interpretations, assumptions and expectations regarding the Tax Act; and

•	the other risk factors set forth in this Form 10-K for the year ended December 31, 2018 and our other public filings with the SEC.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate changes, primarily as a result of our Credit Facility which bears interest based on floating rates. In order to manage the volatility relating to the market risk, we entered into interest rate swap agreements to manage our exposure to these fluctuations, as described under the heading “Liquidity and Capital Resources” in Part II, Item 7 of this Form 10-K. We utilize risk management procedures and controls in executing derivative financial instrument transactions. We do not execute transactions or hold derivative financial instruments for trading purposes. Derivative financial instruments related to interest rate sensitivity of debt obligations are used with the goal of mitigating a portion of the exposure when it is cost effective to do so. As of December 31, 2018, our approximately $1.5 billion notional amount of interest rate swap agreements outstanding represented approximately 64.6% of our variable rate debt.

A 1% change in interest rates on variable rate debt in excess of that amount covered by interest rate swaps would have resulted in interest expense fluctuating approximately $11 million in 2018, $27 million in 2017 and $50 million in 2016. On a prospective basis, a 1% change in interest rates on the remaining unhedged variable rate debt existing as of December 31, 2018, would result in interest expense fluctuating approximately $8 million per year.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Community Health Systems, Inc.

Franklin, Tennessee

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Community Health Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of loss, comprehensive loss, stockholders’ (deficit) equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2019, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

February 21, 2019

We have served as the Company’s auditor since 1996.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF LOSS

	Year Ended December 31,
	2018	2017	2016
	(In millions, except share and per share data)
Operating revenues (net of contractual allowances and discounts)		$18,398	$21,275
Provision for bad debts		3,045	2,837

Net operating revenues (see Note 1)	$14,155	15,353	18,438

Operating costs and expenses:
Salaries and benefits	6,384	7,376	8,624
Supplies	2,355	2,672	3,011
Other operating expenses	3,496	3,864	4,248
Government and other legal settlements and related costs	11	(31)	16
Electronic health records incentive reimbursement	(4)	(28)	(70)
Rent	337	394	450
Depreciation and amortization	700	861	1,100
Impairment and (gain) loss on sale of businesses, net	668	2,123	1,919

Total operating costs and expenses	13,947	17,231	19,298

Income (loss) from operations	208	(1,878)	(860)
Interest expense, net of interest income of $7, $11, and $14 in 2018, 2017 and 2016, respectively	976	931	962
(Gain) loss from early extinguishment of debt	(31)	40	30
Gain on sale of investments in unconsolidated affiliates	-	-	(94)
Equity in earnings of unconsolidated affiliates	(22)	(16)	(43)

Loss from continuing operations before income taxes	(715)	(2,833)	(1,715)
Benefit from income taxes	(11)	(449)	(104)

Loss from continuing operations	(704)	(2,384)	(1,611)

Discontinued operations, net of taxes:
Loss from operations of entities sold or held for sale	-	(6)	(7)
Impairment of hospitals sold or held for sale	-	(6)	(8)

Loss from discontinued operations, net of taxes	-	(12)	(15)

Net loss	(704)	(2,396)	(1,626)
Less: Net income attributable to noncontrolling interests	84	63	95

Net loss attributable to Community Health Systems, Inc. stockholders	$(788)	$(2,459)	$(1,721)

Basic loss per share attributable to Community Health Systems, Inc. common stockholders:
Continuing operations	$(6.99)	$(21.89)	$(15.41)
Discontinued operations	-	(0.11)	(0.13)

Net loss	$(6.99)	$(22.00)	$(15.54)

Diluted loss per share attributable to Community Health Systems, Inc. common stockholders:
Continuing operations	$(6.99)	$(21.89)	$(15.41)
Discontinued operations	-	(0.11)	(0.13)

Net loss	$(6.99)	$(22.00)	$(15.54)

Weighted-average number of shares outstanding:
Basic	112,728,274	111,769,821	110,730,971

Diluted	112,728,274	111,769,821	110,730,971

See accompanying notes to the consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2018	2017	2016

	(In millions)
Net loss	$(704)	$(2,396)	$(1,626)
Other comprehensive income (loss), net of income taxes:
Net change in fair value of interest rate swaps, net of tax of $6, $10 and $10 for the years ended December 31, 2018, 2017 and 2016, respectively	20	19	17
Net change in fair value of available-for-sale securities, net of tax	(2)	8	(11)
Amortization and recognition of unrecognized pension cost components, net of tax of $1, $9, and $2 for the years ended December 31, 2018, 2017, and 2016, respectively	(1)	14	3

Other comprehensive income	17	41	9

Comprehensive loss	(687)	(2,355)	(1,617)
Less: Comprehensive income attributable to noncontrolling interests	84	63	95

Comprehensive loss attributable to Community Health Systems, Inc. stockholders	$(771)	$(2,418)	$(1,712)

See accompanying notes to the consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017

	(In millions, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$196	$563
Patient accounts receivable (see Note 1)	2,352	2,384
Supplies	402	444
Prepaid income taxes	3	17
Prepaid expenses and taxes	196	198
Other current assets	400	462

Total current assets	3,549	4,068

Property and equipment
Land and improvements	597	671
Buildings and improvements	6,228	6,971
Equipment and fixtures	3,476	3,855

Property and equipment	10,301	11,497
Less accumulated depreciation and amortization	(4,162)	(4,445)

Property and equipment, net	6,139	7,052

Goodwill	4,559	4,723

Deferred income taxes	69	62

Other assets, net of accumulated amortization of $939 and $883 at December 31, 2018 and 2017, respectively	1,543	1,545

Total assets	$15,859	$17,450

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$204	$33
Accounts payable	887	967
Accrued liabilities:
Employee compensation	627	685
Accrued interest	206	229
Other	468	442

Total current liabilities	2,392	2,356

Long-term debt	13,392	13,880

Deferred income taxes	26	19

Other long-term liabilities	1,008	1,360

Total liabilities	16,818	17,615

Redeemable noncontrolling interests in equity of consolidated subsidiaries	504	527

Commitments and contingencies (Note 16)
STOCKHOLDERS’ DEFICIT
Community Health Systems, Inc. stockholders’ deficit:
Preferred stock, $.01 par value per share, 100,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value per share, 300,000,000 shares authorized; 116,248,376 shares issued and outstanding at December 31, 2018, and 114,651,004 shares issued and outstanding at December 31, 2017	1	1
Additional paid-in capital	2,017	2,014
Accumulated other comprehensive loss	(10)	(21)
Accumulated deficit	(3,543)	(2,761)

Total Community Health Systems, Inc. stockholders’ deficit	(1,535)	(767)
Noncontrolling interests in equity of consolidated subsidiaries	72	75

Total stockholders’ deficit	(1,463)	(692)

Total liabilities and stockholders’ deficit	$15,859	$17,450

See accompanying notes to the consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

		Community Health Systems, Inc. Stockholders
	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Noncontrolling Interests	Total Stockholders’ (Deficit) Equity
		Shares	Amount		Shares	Amount
					(In millions, except share data)
Balance, December 31, 2015	$571	113,732,933	$1	$1,963	(975,549)	$(7)	$(73)	$2,135	$86	$4,105
Comprehensive income (loss)	71	-	-	-	-	-	9	(1,721)	24	(1,688)
Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	-	-
Distributions to noncontrolling interests, net of contributions	(69)	-	-	-	-	-	-	-	(23)	(23)
Purchase of subsidiary shares from noncontrolling interests	(14)	-	-	(9)	-	-	-	-	4	(5)
Disposition of less-than-wholly owned hospital	(3)	-	-	-	-	-	-	-	-	-
Noncontrolling interests in acquired entity	-	-	-	-	-	-	-	-	33	33
Adjustment to redemption value of redeemable noncontrolling interests	6	-	-	(6)	-	-	-	-	-	(6)
Distribution of Quorum Health Corporation	(8)	-	-	-	-	-	2	(713)	(11)	(722)
Cancellation of treasury stock	-	(975,549)	-	(7)	975,549	7	-	-	-	-
Cancellation of restricted stock for tax withholdings on vested shares	-	(368,945)	-	(6)	-	-	-	-	-	(6)
Income tax payable increase from vesting of restricted shares	-	-	-	(6)	-	-	-	-	-	(6)
Stock-based compensation	-	1,488,141	-	46	-	-	-	-	-	46

Balance, December 31, 2016	554	113,876,580	1	1,975	-	-	(62)	(299)	113	1,728
Comprehensive income (loss)	38	-	-	-	-	-	41	(2,459)	25	(2,393)
Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	5	5
Distributions to noncontrolling interests	(71)	-	-	-	-	-	-	-	(29)	(29)
Purchase of subsidiary shares from noncontrolling interests	(4)	-	-	(2)	-	-	-	-	-	(2)
Disposition of less-than-wholly owned hospital	2	-	-	-	-	-	-	-	(10)	(10)
Other reclassifications of noncontrolling interests	29								(29)	(29)
Noncontrolling interests in acquired entity	1	-	-	-	-	-	-	-	-	-
Adjustment to redemption value of redeemable noncontrolling interests	(22)	-	-	22	-	-	-	-	-	22
Distribution of Quorum Health Corporation	-	-	-	-	-	-	-	(3)	-	(3)
Cancellation of restricted stock for tax withholdings on vested shares	-	(560,098)	-	(5)	-	-	-	-	-	(5)
Stock-based compensation	-	1,334,522	-	24	-	-	-	-	-	24

Balance, December 31, 2017	527	114,651,004	1	2,014	-	-	(21)	(2,761)	75	(692)
Comprehensive income (loss)	54	-	-	-	-	-	17	(788)	30	(741)
Adoption of new accounting standards	-	-	-	-	-	-	(6)	6	-	-
Contributions from noncontrolling interests	3	-	-	-	-	-	-	-	-	-
Distributions to noncontrolling interests	(68)	-	-	-	-	-	-	-	(28)	(28)
Purchase of subsidiary shares from noncontrolling interests	(24)	-	-	(4)	-	-	-	-	(3)	(7)
Other reclassifications of noncontrolling interests	1	-	-	-	-	-	-	-	(2)	(2)
Noncontrolling interests in acquired entity	6	-	-	-	-	-	-	-	-	-
Adjustment to redemption value of redeemable noncontrolling interests	5	-	-	(5)	-	-	-	-	-	(5)
Cancellation of restricted stock for tax withholdings on vested shares	-	(293,735)	-	(1)	-	-	-	-	-	(1)
Income tax payable increase from vesting of restricted shares	-	333	-	-	-	-	-	-	-	-
Stock-based compensation	-	1,890,774	-	13	-	-	-	-	-	13

Balance, December 31, 2018	$504	116,248,376	$1	$2,017	-	$-	$(10)	$(3,543)	$72	$(1,463)

See accompanying notes to the consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017	2016
	(In millions)
Cash flows from operating activities:
Net loss	$(704)	$(2,396)	$(1,626)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	700	861	1,100
Deferred income taxes	(3)	(454)	(116)
Government and other legal settlements and related costs	11	9	16
Stock-based compensation expense	13	24	46
Impairment of hospitals sold or held for sale	-	6	8
Impairment and (gain) loss on sale of businesses, net	668	2,123	1,919
(Gain) loss from early extinguishment of debt	(31)	40	30
Gain on sale of investments in unconsolidated affiliates	-	-	(94)
Other non-cash expenses, net	38	35	31
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Patient accounts receivable	31	732	(96)
Supplies, prepaid expenses and other current assets	16	(33)	25
Accounts payable, accrued liabilities and income taxes	(163)	(69)	(137)
Payment of HMA legal settlement	(266)	-	-
Other	(36)	(105)	31

Net cash provided by operating activities	274	773	1,137

Cash flows from investing activities:
Acquisitions of facilities and other related businesses	(26)	(6)	(123)
Purchases of property and equipment	(527)	(564)	(744)
Proceeds from disposition of hospitals and other ancillary operations	405	1,692	143
Proceeds from sale of property and equipment	8	7	15
Purchases of available-for-sale securities and equity securities	(78)	(125)	(505)
Proceeds from sales of available-for-sale securities and equity securities	114	208	464
Proceeds from sale of investments in unconsolidated affiliates	-	-	403
Distribution from Quorum Health Corporation	-	-	1,219
Increase in other investments	(141)	(143)	(242)

Net cash (used in) provided by investing activities	(245)	1,069	630

Cash flows from financing activities:
Repurchase of restricted stock shares for payroll tax withholding requirements	(1)	(5)	(6)
Deferred financing costs and other debt-related costs	(96)	(66)	(26)
Proceeds from noncontrolling investors in joint ventures	3	5	-
Redemption of noncontrolling investments in joint ventures	(31)	(6)	(19)
Distributions to noncontrolling investors in joint ventures	(96)	(100)	(92)
Proceeds from sale-lease back	-	-	159
Borrowings under credit agreements	28	841	4,879
Issuance of long-term debt	1,033	3,100	-
Proceeds from ABL and receivables facility	797	105	107
Repayments of long-term indebtedness	(2,033)	(5,391)	(6,715)

Net cash used in financing activities	(396)	(1,517)	(1,713)

Net change in cash and cash equivalents	(367)	325	54
Cash and cash equivalents at beginning of period	563	238	184

Cash and cash equivalents at end of period	$196	$563	$238

Supplemental disclosure of cash flow information:
Interest payments	$(936)	$(852)	$(930)

Income tax refunds (payments), net	$19	$(4)	$16

See accompanying notes to the consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Business.    Community Health Systems, Inc. is a holding company and operates no business in its own name. On a consolidated basis, Community Health Systems, Inc. and its subsidiaries (collectively the “Company”) own, lease and operate general acute care hospitals in communities across the country. As of December 31, 2018, the Company owned or leased 113 hospitals, included in continuing operations, including two stand-alone rehabilitation or psychiatric hospitals, licensed for 18,227 beds in 20 states. Throughout these notes to the consolidated financial statements, Community Health Systems, Inc. (the “Parent”) and its consolidated subsidiaries are referred to on a collective basis as the “Company.” This drafting style is not meant to indicate that the publicly-traded Parent or any particular subsidiary of the Parent owns or operates any asset, business, or property. The hospitals, operations and businesses described in this filing are owned and operated, and management services provided, by distinct and indirect subsidiaries of Community Health Systems, Inc.

As of December 31, 2018, Florida, Texas and Indiana represent the only areas of significant geographic concentration. Net operating revenues generated by the Company’s hospitals in Florida, as a percentage of consolidated operating revenues, were 14.3% in 2018, 14.0% in 2017 and 13.6% in 2016. Net operating revenues generated by the Company’s hospitals in Texas, as a percentage of consolidated operating revenues, were 11.7% in 2018, 10.9% in 2017 and 10.4% in 2016. Net operating revenues generated by the Company’s hospitals in Indiana, as a percentage of consolidated operating revenues, were 12.5% in 2018, 11.6% in 2017 and 9.4% in 2016.

Use of Estimates.    The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from these estimates under different assumptions or conditions.

Principles of Consolidation.    The consolidated financial statements include the accounts of the Parent, its subsidiaries, all of which are controlled by the Parent through majority voting control, and variable interest entities for which the Company is the primary beneficiary. All intercompany accounts, profits and transactions have been eliminated. Noncontrolling interests in less-than-wholly-owned consolidated subsidiaries of the Parent are presented as a component of total equity to distinguish between the interests of the Parent and the interests of the noncontrolling owners. Revenues, expenses and income from continuing operations from these subsidiaries are included in the consolidated amounts as presented on the consolidated statements of loss, along with a net income measure that separately presents the amounts attributable to the controlling interests and the amounts attributable to the noncontrolling interests for each of the periods presented. Noncontrolling interests that are redeemable or may become redeemable at a fixed or determinable price at the option of the holder or upon the occurrence of an event outside of the control of the Company are presented in mezzanine equity on the consolidated balance sheets.

Cost of Revenue.    Substantially all of the Company’s operating costs and expenses are “cost of revenue” items. Operating costs that could be classified as general and administrative by the Company would include the Company’s corporate office costs at its Franklin, Tennessee office which were collectively $181 million, $189 million and $197 million for the years ended December 31, 2018, 2017 and 2016, respectively. Included in these corporate office costs is stock-based compensation of $13 million, $24 million and $46 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Cash Equivalents.    The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents.

Supplies.    Supplies, principally medical supplies, are stated at the lower of cost (first-in, first-out basis) or market.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Marketable Securities.    Prior to adoption of Accounting Standards Update (“ASU”) 2016-01 on January 1, 2018, the Company’s marketable securities were classified as trading or available-for-sale. Trading securities were reported at fair value with unrealized gains and losses included in earnings. Available-for-sale securities were carried at fair value as determined by quoted market prices, with unrealized gains and losses reported as a separate component of stockholders’ (deficit) equity. After adoption of ASU 2016-01 on January 1, 2018, the Company’s marketable securities consist of debt securities that are classified as trading or available-for-sale and equity securities. Equity securities are reported at fair value with changes in fair value included in earnings. Available-for-sale securities are carried at fair value as determined by quoted market prices, with unrealized gains and losses reported as a separate component of stockholders’ (deficit) equity. Trading securities are reported at fair value with unrealized gains and losses included in earnings. Other comprehensive loss, net of tax, included an unrealized loss of $2 million and $11 million during the years ended December 31, 2018 and 2016, respectively, and an unrealized gain of $8 million during the year ended December 31, 2017, related to these available-for-sale securities.

Property and Equipment.    Property and equipment are recorded at cost. Depreciation is recognized using the straight-line method over the estimated useful lives of the land and improvements (3 to 20 years), buildings and improvements (5 to 40 years) and equipment and fixtures (3 to 18 years). Costs capitalized as construction in progress were $219 million and $222 million at December 31, 2018 and 2017, respectively. Expenditures for renovations and other significant improvements are capitalized; however, maintenance and repairs which do not improve or extend the useful lives of the respective assets are charged to operations as incurred. Interest capitalized related to construction in progress was $15 million, $11 million and $9 million for the years ended December 31, 2018, 2017 and 2016, respectively. Purchases of property and equipment and internal-use software accrued in accounts payable and not yet paid were $115 million and $166 million at December 31, 2018 and 2017, respectively.

The Company also leases certain facilities and equipment under capital leases (see Note 10). Such assets are amortized on a straight-line basis over the lesser of the term of the lease or the remaining useful lives of the applicable assets. During the year ended December 31, 2018, the Company had non-cash investing activity of $6 million related to certain facility and equipment additions that were financed through capital leases and other debt.

Goodwill.    Goodwill represents the excess of the fair value of the consideration conveyed in the acquisition over the fair value of net assets acquired. Goodwill arising from business combinations is not amortized. Goodwill is required to be evaluated for impairment at the same time every year and when an event occurs or circumstances change such that it is more likely than not that impairment may exist. The Company performs its annual testing of impairment for goodwill in the fourth quarter of each year. As further discussed in Note 5, the Company recorded impairment charge of $1.419 billion during the year ended December 31, 2017 and an impairment charge of $1.395 billion during the year ended December 31, 2016. There was no goodwill impairment charge during the year ended December 31, 2018 as a result of the Company’s annual impairment evaluation.

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

The Company applied the modified retrospective approach to all contracts when adopting ASC 606. As a result, upon the Company’s adoption of ASC 606 the majority of what was previously classified as the provision for bad debts in the statement of operations is now reflected as implicit price concessions (as defined in ASC 606) and therefore is included as a reduction to net operating revenues in 2018. For changes in credit issues not assessed at the date of service, the Company prospectively recognizes those amounts in other operating expenses on the statement of operations. For periods prior to the adoption of ASC 606, the provision for bad debts has been presented consistent with the previous revenue recognition standards that required such provision to be presented separately as a component of net operating revenues. Additionally, upon adoption of ASC 606 the allowance for doubtful accounts of approximately $3.9 billion as of January 1, 2018 was reclassified as a component of net patient accounts receivable. Other than these changes in presentation on the consolidated statement of operations and consolidated balance sheet, the adoption of ASC 606 did not have a material impact on the consolidated results of operations for the year ended December 31, 2018, and the Company does not expect it to have a material impact on its consolidated results of operations on a prospective basis.

As part of the adoption of ASC 606, the Company elected two of the available practical expedients provided for in the standard. First, the Company does not adjust the transaction price for any financing components as those were deemed to be insignificant. Additionally, the Company expenses all incremental customer contract acquisition costs as incurred because such costs are not material and would be amortized over a period less than one year.

Net Operating Revenues

Upon the adoption of ASC 606, net operating revenues are recorded at the transaction price estimated by the Company to reflect the total consideration due from patients and third-party payors in exchange for providing goods and services in patient care. These services are considered to be a single performance obligation and have a duration of less than one year. Revenues are recorded as these goods and services are provided. The transaction price, which involves significant estimates, is determined based on the Company’s standard charges for the goods and services provided, with a reduction recorded for price concessions related to third party contractual arrangements as well as patient discounts and other patient price concessions. During the year ended December 31, 2018, the impact of changes to the inputs used to determine the transaction price was considered immaterial to the current period.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s net operating revenues during the year ended December 31, 2018 have been presented in the following table based on an allocation of the estimated transaction price with the patient between the primary patient classification of insurance coverage (in millions):

Year Ended December 31, 2018
Medicare	$3,730
Medicaid	1,876
Managed Care and other third-party payors	8,349
Self-pay	200

Total	$14,155

Operating revenues, net of contractual allowances and discounts (but before the provision for bad debts) by payor have been presented in the following table for the years ended December 31, 2017 and 2016, as follows, consistent with the presentation prior to the adoption of ASC 606 on January 1, 2018 (in millions):

	Year Ended December 31,
	2017	2016
Medicare	$4,188	$5,089
Medicaid	1,900	2,234
Managed Care and other third-party payors	9,991	11,354
Self-pay	2,319	2,598

Total	$18,398	$21,275

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

Final settlements for some payors and programs are subject to adjustment based on administrative review and audit by third parties. As a result of these final settlements, the Company has recorded amounts due to third-party

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

payors of $144 million and $156 million as of December 31, 2018 and December 31, 2017, respectively, and these amounts are included in accrued liabilities-other in the accompanying consolidated balance sheets. Amounts due from third-party payors were $155 million and $153 million as of December 31, 2018 and December 31, 2017, respectively, and are included in other current assets in the accompanying consolidated balance sheets. Substantially all Medicare and Medicaid cost reports are final settled through 2015.

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

These charity care services are estimated to be $491 million, $482 million and $487 million for the years ended December 31, 2018, 2017 and 2016, respectively, representing the value (at the Company’s standard charges) of these charity care services that are excluded from net operating revenues. The estimated cost incurred by the Company to provide these charity care services to patients who are unable to pay was approximately $62 million, $62 million and $64 million for the years ended December 31, 2018, 2017 and 2016, respectively. The estimated cost of these charity care services was determined using a ratio of cost to gross charges and applying that ratio to the gross charges associated with providing care to charity patients for the period.

During 2017 and culminating with the financial close process at December 31, 2017, the Company developed new accounting methodologies and processes to implement ASU 2014-09, the accounting standard for revenue recognition that was adopted by the Company effective January 1, 2018. By implementing new data extraction techniques and updated hindsight information on historical collection data, the Company was able to better estimate the net amount after contractual allowances owed by the third-party payor and what will be owed by the patient based on historical experience. Such updated information included portfolio-level data related to historical collection amounts on an individual hospital and patient level that previously had not been readily available. Using this information the Company created a new accounting process by which it can estimate contractual allowances on a per patient basis. In addition to this new accounting methodology, the Company also revised its methods of estimating contractual allowances to (1) expand the hindsight period over which the Company analyzes payors’ historical paid claims data to estimate contractual allowances, (2) expand the basis for payor denied claims to refine the hindsight reserve for such denials, and (3) adjust the contractual allowances for certain categories of commercial payors using more precise historical experience based on recent patterns of account reimbursement. Additionally, the Company evaluated the estimated collection of those amounts due from the patient as part of the Company’s estimate of the allowance for doubtful accounts. This analysis also included an evaluation of patient accounts receivable retained after the divestiture of 30 hospitals throughout 2017, and certain other revenues. Based on these new accounting processes and methodologies, the Company recorded a change in estimate during the three months ended December 31, 2017 to increase contractual allowances by approximately $197 million, and to record additional provision for bad debts and increase the allowance for doubtful accounts by $394 million. The total impact of the change in estimate recorded during the three months ended December 31, 2017 was a decrease to net operating revenues of $591 million.

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

The Company recognized approximately $4 million, $28 million and $70 million for the years ended December 31, 2018, 2017 and 2016, respectively, of incentive reimbursement for HITECH incentives from Medicare and Medicaid related to certain of the Company’s hospitals and for certain of the Company’s employed physicians that have demonstrated meaningful use of certified EHR technology or have completed attestations to their adoption or implementation of certified EHR technology. These incentive reimbursements are presented as a reduction of operating costs and expenses on the consolidated statements of loss. The Company received cash related to the incentive reimbursement for HITECH incentives of approximately $4 million, $41 million and $123 million for the years ended December 31, 2018, 2017 and 2016, respectively. The Company recorded no deferred revenue in connection with the receipt of these cash payments at either December 31, 2018 or 2017.

Physician Income Guarantees.    The Company enters into physician recruiting agreements under which it supplements physician income to a minimum amount over a period of time, typically one year, while the physicians establish themselves in the community. As part of the agreements, the physicians are committed to practice in the community for a period of time, typically three years, which extends beyond their income guarantee period. The Company records an asset and liability for the estimated fair value of minimum revenue guarantees on new agreements. Adjustments to the ultimate value of the guarantee paid to physicians are recognized in the period that the change in estimate is identified. The Company amortizes an asset over the life of the agreement. As of December 31, 2018 and 2017, the unamortized portion of these physician income guarantees was $24 million and $29 million, respectively.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Concentrations of Credit Risk.    The Company grants unsecured credit to its patients, most of whom reside in the service area of the Company’s facilities and are insured under third-party payor agreements. Because of the economic diversity of the Company’s facilities and non-governmental third-party payors, Medicare represents the only significant concentration of credit risk from payors. Accounts receivable, net of contractual allowances, from Medicare was $283 million and $220 million at December 31, 2018 and 2017, respectively, representing 5% and 4% of consolidated net accounts receivable, as of December 31, 2018 and 2017, respectively.

Accounting for the Impairment or Disposal of Long-Lived Assets.    During the year ended December 31, 2018, the Company recorded a total combined impairment charge and loss on disposal of approximately $668 million, of which (i) approximately $423 million was recorded to reduce the carrying value of certain hospitals that have been sold or deemed held for sale based on the difference between the carrying value of the hospital disposal groups compared to estimated fair value less costs to sell, (ii) approximately $29 million was recorded to write-off the value of a promissory note received as consideration for the sale of three hospitals in 2017 where the buyer entered into bankruptcy proceedings, and (iii) approximately $216 million was recorded primarily to adjust the carrying value of other long-lived assets at several underperforming hospitals that have ceased operations or where the Company is in discussions with potential buyers for divestiture at a sales price that indicates a fair value below carrying value. Included in the carrying value of the hospital disposal groups at December 31, 2018 is a net allocation of approximately $186 million of goodwill allocated from the hospital operations reporting unit goodwill based on a calculation of the disposal groups’ relative fair value compared to the total reporting unit. The Company will continue to evaluate the potential for further impairment of the long-lived assets of underperforming hospitals as well as at hospitals where the Company is evaluating offers for potential sales. Based on such analysis, additional impairment charges may be recorded in the future.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company operated in two distinct operating segments during 2016, represented by the hospital operations (which includes the Company’s acute care hospitals and related healthcare entities that provide inpatient and outpatient healthcare services) and the home care agencies operations (which provide in-home outpatient care). U.S. GAAP requires (1) that financial information be disclosed for operating segments that meet a 10% quantitative threshold of the consolidated totals of net revenue, profit or loss, or total assets; and (2) that the individual reportable segments disclosed contribute at least 75% of total consolidated net revenue. Based on these measures, only the hospital operations segment meets the criteria as a separate reportable segment. Financial information for the home care agencies segment does not meet the quantitative thresholds and is therefore combined with corporate into the all other reportable segment. Additionally, as discussed in Note 3, on December 31, 2016, the Company sold 80% of its ownership interest in the home care segment. Since January 1, 2017, the Company has operated in only one operating segment.

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

In February 2016, the FASB issued ASU 2016-02, which amends the accounting for leases, requiring lessees to recognize most leases on their balance sheet with a right-of-use asset and a corresponding lease liability. Leases will be classified as either finance or operating leases, which will impact the manner and timing of expense recognition of such leases over the lease term. The ASU also modifies the lease classification criteria for lessors and eliminates some of the real estate leasing guidance previously applied for certain leasing transactions. This ASU is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company adopted this ASU on January 1, 2019. In July 2018, the FASB issued ASU 2018-11, which provides entities relief from the transition requirements in ASU 2016-02 by allowing them to elect not to recast prior comparative periods. The Company elected this method of transition upon adoption of this ASU. Because of the number of leases the Company utilizes to support its operations, the adoption of this ASU will have a significant impact on the Company’s consolidated financial position, but is not expected to have a significant impact on the Company’s results of operations. The Company is substantially complete with its implementation efforts, pending final evaluation of the impact the adoption of this ASU will have on its consolidated financial statements. The Company estimates that total right-of-use assets and related operating lease liabilities between approximately $665 million and $715 million will be recorded on the consolidated balance sheet upon adoption.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The adoption of this ASU is also not expected to have an impact on the Company’s compliance with debt covenants.

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

The 2009 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the IRC and for the grant of stock options which do not so qualify, stock appreciation rights, restricted stock, restricted stock units, performance-based shares or units and other share awards. Persons eligible to receive grants under the 2009 Plan include the Company’s directors, officers, employees and consultants. To date, all options granted under the 2009 Plan have been “nonqualified” stock options for tax purposes. Generally, vesting of these granted options occurs in one-third increments on each of the first three anniversaries of the award date. Options granted in 2011 or later have a 10-year contractual term. As of December 31, 2018, 8,639,000 shares of unissued common stock were reserved for future grants under the 2009 Plan.

The exercise price of all options granted under the 2000 Plan and the 2009 Plan has been equal to the fair value of the Company’s common stock on the option grant date.

The following table reflects the impact of total compensation expense related to stock-based equity plans on the reported operating results for the respective periods (in millions):

	Year Ended December 31,
	2018	2017	2016
Effect on loss from continuing operations before income taxes	$(13)	$(24)	$(46)

Effect on net loss	$(10)	$(16)	$(27)

At December 31, 2018, $12 million of unrecognized stock-based compensation expense related to outstanding unvested restricted stock and restricted stock units (the terms of which are summarized below) was expected to be recognized over a weighted-average period of 21 months. There is no expense to be recognized related to stock options. There were no modifications to awards during the years ended December 31, 2018 and 2017. There were no modifications to awards during the years ended December 31, 2018 and 2017, other than those required by the Employee Matters Agreement (“EMA”) entered into as part of the spinoff of Quorum Health Corporation (“QHC”), as further discussed below.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Options outstanding and exercisable under the 2000 Plan and the 2009 Plan as of December 31, 2018, and changes during each of the years in the three-year period prior to December 31, 2018, were as follows (in millions, except share and per share data):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value as of December 31, 2018
Outstanding at December 31, 2015	1,232,158	$31.65
Granted	-	-
Exercised	-	-
Forfeited and cancelled	(46,838)	27.44

Outstanding at December 31, 2016	1,185,320	28.12
Granted	-	-
Exercised	-	-
Forfeited and cancelled	(69,653)	33.52

Outstanding at December 31, 2017	1,115,667	31.56
Granted	-	-
Exercised	-	-
Forfeited and cancelled	(490,729)	32.01

Outstanding at December 31, 2018	624,938	$31.21	1.9 years	$-

Exercisable at December 31, 2018	624,938	$31.21	1.9 years	$-

The weighted-average exercise prices in the table above for periods prior to the April 29, 2016 spin-off of QHC reflect the historical prices at those dates. No stock options were granted during the years ended December 31, 2018, 2017 and 2016. The aggregate intrinsic value (calculated as the number of in-the-money stock options multiplied by the difference between the Company’s closing stock price on the last trading day of the reporting period ($2.82) and the exercise price of the respective stock options) in the table above represents the amount that would have been received by the option holders had all option holders exercised their options on December 31, 2018. This amount changes based on the market value of the Company’s common stock. There were no options exercised during the years ended December 31, 2018, 2017 and 2016. The aggregate intrinsic value of options vested and expected to vest approximates that of the outstanding options.

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

The Company has also awarded restricted stock under the 2000 Plan and the 2009 Plan to employees of certain subsidiaries. The restrictions on these shares generally lapse in one-third increments on each of the first three anniversaries of the award date. Certain of the restricted stock awards granted to the Company’s senior executives contain a performance objective that must be met in addition to any time-based vesting requirements. If the applicable performance objective is not attained, the awards will be forfeited in their entirety. For such performance-based awards granted prior to 2017, once the target performance objective was attained, restrictions lapse in one-third increments on each of the first three anniversaries of the award date. For performance-based

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

awards granted since 2017, the performance objectives are measured cumulatively over a three-year period. With respect to these performance-based awards granted since 2017, if the applicable target performance objective is met at the end of three years, then the portion of the restricted stock award subject to such performance objective will vest in full. Additionally, for these awards, based on the level of achievement for the applicable performance objective within the parameters specified in the award, the number of shares to be issued in connection with the vesting of the award will be adjusted to decrease or increase the number of shares specified in the original award. Notwithstanding the above-mentioned performance objectives and vesting requirements, the restrictions with respect to restricted stock granted under the 2000 Plan and the 2009 Plan will lapse earlier in the event of death, disability or termination of employment by the Company for any reason other than for cause of the holder of the restricted stock, or change in control of the Company. Restricted stock awards subject to performance standards that have not yet been satisfied are not considered outstanding for purposes of determining earnings per share until the performance objectives have been satisfied.

On April 29, 2016, the Company cancelled 106,005 restricted stock awards from the March 1, 2016 grant that were held by former employees whose employment with the Company terminated as the result of commencing employment with QHC in connection with the spin-off. This cancellation did not include the issuance of replacement awards by the Company. As a result, the Company recorded approximately $2 million of compensation expense related to the unrecognized stock compensation expense for those awards at the cancellation date. This expense is recorded as part of the costs related to the spin-off of QHC presented in other operating expenses on the accompanying consolidated statement of loss for the year ended December 31, 2016.

Restricted stock outstanding under the 2000 Plan and the 2009 Plan as of December 31, 2018, and changes during each of the years in the three-year period prior to December 31, 2018, were as follows:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2015	2,845,579	$44.18
Granted	1,611,049	14.11
Vested	(1,343,003)	43.39
Forfeited	(144,340)	19.99

Unvested at December 31, 2016	2,969,285	29.39
Granted	1,502,000	9.10
Vested	(1,586,855)	33.91
Forfeited	(240,511)	18.20

Unvested at December 31, 2017	2,643,919	16.17
Granted	1,987,000	4.54
Vested	(1,154,670)	23.22
Forfeited	(167,342)	10.29

Unvested at December 31, 2018	3,308,907	7.00

Restricted stock units (“RSUs”) have been granted to the Company’s outside directors under the 2000 Plan and the 2009 Plan. On March 1, 2017, each of the Company’s then-serving outside directors who were expected to stand for re-election at the 2017 Annual Meeting of Stockholders received a grant under the 2009 Plan of 18,498 RSUs. On March 1, 2018, each of the Company’s outside directors received a grant under the 2009 Plan of 37,118 RSUs. On March 1, 2016, each of the Company’s outside directors received a grant under the 2009 Plan of 11,017 RSUs. On March 1, 2017, each of the Company’s outside directors received a grant under the 2009 Plan of 18,498 RSUs. Each of the 2016, 2017 and 2018 grants had a grant date fair value of approximately

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

$170,000. Vesting of these RSUs occurs in one-third increments on each of the first three anniversaries of the award date or upon the director’s earlier cessation of service on the board, other than for cause.

In connection with the spin-off of QHC, holders of outstanding RSUs were credited with a total of 22,021 incremental RSUs at a ratio calculated to maintain a consistent intrinsic value before and following the QHC distribution. There were no other changes to the awards and the incremental RSUs will vest in accordance with the initial vesting period of the corresponding original award.

RSUs outstanding under the 2000 Plan and the 2009 Plan as of December 31, 2018, and changes during each of the years in the three-year period prior to December 31, 2018, were as follows:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2015	42,678	$44.59
Granted	99,140	16.90
Vested	(21,432)	43.87
Forfeited	-	-

Unvested at December 31, 2016	120,386	22.06
Granted	110,988	9.19
Vested	(59,296)	24.90
Forfeited	-	-

Unvested at December 31, 2017	172,078	12.78
Granted	296,944	4.58
Vested	(71,116)	15.51
Forfeited	-	-

Unvested at December 31, 2018	397,906	6.17

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

Acquisition and integration expenses related to prospective and closed acquisitions included in other operating expenses on the consolidated statements of loss were $3 million, $2 million and $5 million during the years ended December 31, 2018, 2017 and 2016, respectively.

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

On March 1, 2016, one or more subsidiaries of the Company completed the acquisition of an 80% ownership interest in a joint venture entity with Indiana University Health that includes substantially all of the assets of IU Health La Porte Hospital (“La Porte”) in La Porte, Indiana (227 licensed beds) and IU Health Starke Hospital (“Starke”) in Knox, Indiana (50 licensed beds), and affiliated outpatient centers and physician practices. The total cash consideration paid for the 80% ownership interest in this joint venture was approximately $96 million with additional consideration of $8 million assumed in liabilities, for a total consideration of $104 million. The value of the noncontrolling interest at acquisition was $25 million. Based upon the Company’s final purchase price allocation relating to this acquisition as of December 31, 2016, approximately $45 million of goodwill has been recorded. On August 15, 2018, one or more subsidiaries of the Company completed the acquisition of the 20% ownership interest held by the noncontrolling interest owner for approximately $20 million. The Company owns 100% of the La Porte and Starke hospitals as a result of this transaction.

There were no hospital acquisitions in either the year ended December 31, 2018 or December 31, 2017. The table below summarizes the allocations of the purchase price (including assumed liabilities) for the above hospital acquisition transactions in 2016 (in millions):

2016
Current assets	$7
Property and equipment	69
Goodwill	57
Intangible assets	10
Other long-term assets	3
Liabilities	(10)
Noncontrolling interests	(28)

Total identifiable net assets	$108

The operating results of the foregoing transactions have been included in the accompanying consolidated statements of loss from their respective dates of acquisition, including net operating revenues of $214 million for the year ended December 31, 2016, from hospital acquisitions that closed during that year.

Other Acquisitions

During the years ended December 31, 2018, 2017 and 2016, one or more subsidiaries of the Company paid approximately $26 million, $6 million and $16 million, respectively, to acquire the operating assets and related businesses of certain physician practices, clinics and other ancillary businesses that operate within the communities served by the Company’s affiliated hospitals. In connection with these acquisitions, during the year ended December 31, 2018, the Company allocated approximately $10 million of the consideration paid to property and equipment and net working capital and the remainder, approximately $22 million consisting of intangible assets that do not qualify for separate recognition, to goodwill. The value of noncontrolling interests acquired in these acquisitions was $6 million. During the year ended December 31, 2017, the Company allocated approximately $2 million of the consideration paid to property and equipment and net working capital and the remainder, approximately $4 million consisting of intangible assets that do not qualify for separate recognition, to goodwill. No value was allocated to noncontrolling interests recorded in these acquisitions. During 2016, the

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Company allocated approximately $8 million of the consideration paid to property and equipment and net working capital and the remainder, approximately $14 million consisting of intangible assets that do not qualify for separate recognition, to goodwill. The value of noncontrolling interests acquired in these acquisitions was $6 million.

Divestitures

In April 2014, FASB issued ASU 2014-08, which changed the requirements for reporting discontinued operations. Under this accounting standard, a discontinued operation is a disposal that represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. Additional disclosures are required for significant components of the entity that are disposed of or are held for sale but do not qualify as discontinued operations. This ASU was adopted on January 1, 2015 and is required to be applied on a prospective basis for disposals or components initially classified as held for sale after adoption. As a result, the following divestitures occurring subsequent to the date of adoption are included in continuing operations for the years ended December 31, 2018, 2017 and 2016. Additionally, the impact of the hospitals and other assets spun off to QHC are discussed in Note 4 below.

The following table provides a summary of hospitals included in continuing operations that the Company divested during the years ended December 31, 2018, 2017, and 2016:

Hospital	Buyer	City, State	Licensed Beds	Effective Date
2018 Divestitures:

Sparks Regional Medical Center	Baptist Health	Fort Smith, AR	492	November 1, 2018
Sparks Medical Center – Van Buren	Baptist Health	Van Buren, AR	103	November 1, 2018
AllianceHealth Deaconess	INTEGRIS Health	Oklahoma City, OK	238	October 1, 2018
Munroe Regional Medical Center	Adventist Health System	Ocala, FL	425	August 1, 2018
Tennova Healthcare – Dyersburg Regional	West Tennessee Healthcare	Dyersburg, TN	225	June 1, 2018
Tennova Healthcare – Regional Jackson	West Tennessee Healthcare	Jackson, TN	150	June 1, 2018
Tennova Healthcare – Volunteer Martin	West Tennessee Healthcare	Martin, TN	100	June 1, 2018
Williamson Memorial Hospital	Mingo Health Partners, LLC	Williamson, WV	76	June 1, 2018
Byrd Regional Hospital	Allegiance Health Management	Leesville, LA	60	June 1, 2018
Tennova Healthcare – Jamestown	Rennova Health, Inc.	Jamestown, TN	85	June 1, 2018
Bayfront Health Dade City	Adventist Health System	Dade City, FL	120	April 1, 2018

2017 Divestitures:
Highlands Regional Medical Center	HCA Holdings, Inc. (“HCA”)	Sebring, FL	126	November 1, 2017
Merit Health Northwest Mississippi	Curae Health, Inc.	Clarksdale, MS	181	November 1, 2017

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Hospital	Buyer	City, State	Licensed Beds	Effective Date
Weatherford Regional Medical Center	HCA	Weatherford, TX	103	October 1, 2017
Brandywine Hospital	Reading Health System	Coatesville, PA	169	October 1, 2017
Chestnut Hill Hospital	Reading Health System	Philadelphia, PA	148	October 1, 2017
Jennersville Hospital	Reading Health System	West Grove, PA	63	October 1, 2017
Phoenixville Hospital	Reading Health System	Phoenixville, PA	151	October 1, 2017
Pottstown Memorial Medical Center	Reading Health System	Pottstown, PA	232	October 1, 2017
Yakima Regional Medical and Cardiac Center	Regional Health	Yakima, WA	214	September 1, 2017
Toppenish Community Hospital	Regional Health	Toppenish, WA	63	September 1, 2017
Memorial Hospital of York	PinnacleHealth System	York, PA	100	July 1, 2017
Lancaster Regional Medical Center	PinnacleHealth System	Lancaster, PA	214	July 1, 2017
Heart of Lancaster Regional Medical Center	PinnacleHealth System	Lititz, PA	148	July 1, 2017
Carlisle Regional Medical Center	PinnacleHealth System	Carlisle, PA	165	July 1, 2017
Tomball Regional Medical Center	HCA	Tomball, TX	350	July 1, 2017
South Texas Regional Medical Center	HCA	Jourdanton, TX	67	July 1, 2017
Deaconess Hospital	MultiCare Health System	Spokane, WA	388	July 1, 2017
Valley Hospital	MultiCare Health System	Spokane Valley, WA	123	July 1, 2017
Lake Area Medical Center	CHRISTUS Health	Lake Charles, LA	88	June 30, 2017
Easton Hospital	Steward Health, Inc.	Easton, PA	196	May 1, 2017
Sharon Regional Health System	Steward Health, Inc.	Sharon, PA	258	May 1, 2017
Northside Medical Center	Steward Health, Inc.	Youngstown, OH	355	May 1, 2017
Trumbull Memorial Hospital	Steward Health, Inc.	Warren, OH	311	May 1, 2017
Hillside Rehabilitation Hospital	Steward Health, Inc.	Warren, OH	69	May 1, 2017
Wuesthoff Health System – Rockledge	Steward Health, Inc.	Rockledge, FL	298	May 1, 2017
Wuesthoff Health System – Melbourne	Steward Health, Inc.	Melbourne, FL	119	May 1, 2017
Sebastian River Medical Center	Steward Health, Inc.	Sebastian, FL	154	May 1, 2017
Stringfellow Memorial Hospital	The Health Care Authority	Anniston, AL	125	May 1, 2017
	of the City of Anniston
Merit Health Gilmore Memorial	Curae Health, Inc.	Amory, MS	95	May 1, 2017
Merit Health Batesville	Curae Health, Inc.	Batesville, MS	112	May 1, 2017

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Hospital	Buyer	City, State	Licensed Beds	Effective Date
2016 Divestitures:
Alliance Health Blackwell *	The Blackwell Hospital Trust Authority	Blackwell, OK	53	September 3, 2016
Lehigh Regional Medical Center	Prime Healthcare Services, Inc. (“Prime”)	Lehigh Acres, FL	88	February 1, 2016
Bartow Regional Medical Center	BayCare Health Systems, Inc.	Bartow, FL	72	January 1, 2016

*	Divestiture relates to termination of a prior lease for the hospital.

On December 31, 2016, one or more subsidiaries of the Company sold an 80% majority ownership interest in the home care division to a subsidiary of Almost Family, Inc. for $128 million. In connection with the divestiture of a controlling interest in the home care division, the Company recorded a gain of approximately $91 million during the year ended December 31, 2016.

On May 1, 2017, one or more subsidiaries of the Company sold AllianceHealth Pryor (52 licensed beds) in Pryor, Oklahoma, and its associated assets to Ardent Health Services Inc. for approximately $1 million in cash. This hospital has been reported in the consolidated statements of loss in discontinued operations.

Net operating revenues and loss from discontinued operations for the respective periods are as follows (in millions):

	Year Ended December 31,
	2017	2016
Net operating revenues	$79	$99

Loss from operations of entities sold or held for sale before income taxes	(10)	(11)
Impairment of hospitals sold or held for sale	(8)	(12)
Loss on sale, net	(1)	-

Loss from discontinued operations, before taxes	(19)	(23)
Income tax benefit	(7)	(8)

Loss from discontinued operations, net of taxes	$(12)	$(15)

As part of its ongoing evaluation of the fair value of the hospitals it is marketing for sale, the Company recorded an impairment charge on the carrying value of the long-lived assets at these hospitals in discontinued operations of $6 million and $8 million, net of tax, for the years ended December 31, 2017 and 2016, respectively. There was no impairment charge recorded for the year ended December 31, 2018. Interest expense was allocated to discontinued operations based on sale proceeds available for debt repayment.

The following table discloses amounts included in the consolidated balance sheet for the hospitals classified as held for sale as of December 31, 2018 and 2017 (in millions):

	December 31,
	2018	2017
Other current assets	$21	$8
Other assets, net	154	12
Accrued liabilities	44	2

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Financial and statistical data reported in this Annual Report on Form 10-K (“Form 10-K”) includes operating results for hospitals held for sale at December 31, 2018 and for the 41 hospitals that were divested through 2018 and 2017 through the effective date of each respective transaction. Summary financial results of these hospitals included in continuing operations for the periods included in the accompanying consolidated statements of loss are as follows:

	Year Ended December 31,
	2018	2017	2016
Loss from operations before income taxes	$(488)	$(701)	$(492)
Less: Loss attributable to noncontrolling interests	-	(2)	-

Loss from operations before income taxes attributable to Community Health Systems, Inc. stockholders	$(488)	$(699)	$(492)

The operating results for these held for sale or divested hospitals included impairment charges of approximately $415 million, $368 million and $463 million that were allocated to the divestitures during the years ended December 31, 2018, 2017 and 2016, respectively.

Other Hospital Closures

During the three months ended December 31, 2018, the Company completed the planned closure of Tennova – Physicians Regional Medical Center in Knoxville, Tennessee and Tennova – Lakeway Regional Medical Center in Morristown, Tennessee. The Company recorded an impairment charge of approximately $27 million during the three months ended December 31, 2018, to adjust the fair value of the supplies, inventory and long-lived assets of these hospitals, including property and equipment and capitalized software costs, based on their estimated fair value and future utilization.

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

The results of operations for QHC through the date of the spin-off are presented in continuing operations in the consolidated statements of loss as the Company has determined that the spin-off of QHC does not meet the criteria as discontinued operations under ASU 2014-08.

Financial and statistical data reported in this Form 10-K include QHC operating results through April 29, 2016. Summary financial results of QHC for the periods included in the accompanying consolidated statements of loss are as follows:

Year Ended December 31, 2016
Loss from operations before income taxes	$(12)
Less: Income attributable to noncontrolling interests	(1)

Loss from operations before income taxes attributable to Community Health Systems, Inc. stockholders	$(13)

5.  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2018 and 2017 are as follows (in millions):

Balance, beginning of year	2018	2017
Goodwill	$7,537	$7,916
Accumulated impairment losses	(2,814)	(1,395)

	4,723	6,521

Goodwill acquired as part of acquisitions during current year	22	5
Consideration and purchase price allocation adjustments for prior year’s acquisitions and other adjustments	-	(27)
Goodwill allocated to hospitals held for sale	(186)	(357)
Impairment of goodwill	-	(1,419)

Balance, end of year
Goodwill	7,373	7,537
Accumulated impairment losses	(2,814)	(2,814)

	$4,559	$4,723

Goodwill is allocated to each identified reporting unit, which is defined as an operating segment or one level below the operating segment (referred to as a component of the entity). Management has determined that the

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Company’s operating segments meet the criteria to be classified as reporting units. At December 31, 2018, after giving effect to 2018 divestiture activity, the Company had approximately $4.6 billion of goodwill recorded.

Goodwill is evaluated for impairment annually and when an event occurs or circumstances change that, more likely than not, reduce the fair value of the reporting unit below its carrying value. During 2017, the Company adopted ASU 2017-04, which allows a company to record a goodwill impairment when the reporting unit’s carrying value exceeds the fair value determined in step one. In 2017, consistent with prior years, the Company performed its annual goodwill evaluation during the fourth quarter as of September 30, 2017, and then an updated evaluation as of November 30, 2017 due to the identification of certain impairment indicators. With the elimination of the time-intensive step two calculation to determine the implied value of goodwill, the Company has considered the additional benefits of performing the annual goodwill evaluation later in the fourth quarter to coincide with the timing of the next fiscal year’s budgeting and financial projection process. Based on these considerations, the Company elected to change the annual goodwill impairment measurement date to October 31 beginning in 2018. The Company performed its annual goodwill impairment evaluation during the fourth quarter of 2018 using the October 31, 2018 measurement date, which evaluation indicated no impairment. The next annual goodwill evaluation will be performed during the fourth quarter of 2019 with an October 31, 2019 measurement date, or sooner if the Company identifies certain indicators of impairment.

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

The reduction in the Company’s fair value and the resulting goodwill impairment charges recorded during 2016 and 2017 reduced the carrying value of the Company’s hospital operations reporting unit to an amount equal to the Company’s estimated fair value. This increases the risk that future declines in fair value could result in goodwill impairment. The determination of fair value in step one of the Company’s goodwill impairment analysis is based on an estimate of fair value for the hospital operations reporting unit utilizing known and estimated inputs at the evaluation date. Some of those inputs include, but are not limited to, the most recent price of the Company’s common stock or fair value of the Company’s long-term debt, estimates of future revenue and expense growth, estimated market multiples, expected capital expenditures, income tax rates, and costs of invested capital. Future estimates of fair value could be adversely affected if the actual outcome of one or more of these assumptions changes materially in the future, including further decline in the Company’s stock price or fair value of long-term debt, lower than expected hospital volumes, higher market interest rates or increased operating costs. Such changes impacting the calculation of fair value could result in a material impairment charge in the future.

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

Intangible Assets

No intangible assets other than goodwill were acquired during the years ended December 31, 2018 and 2017. The gross carrying amount of the Company’s other intangible assets subject to amortization was $1 million and $18 million at December 31, 2018 and 2017, respectively, and the net carrying amount was less than $1 million and $10 million at December 31, 2018 and 2017, respectively. The carrying amount of the Company’s other intangible assets not subject to amortization was $67 million and $79 million at December 31, 2018 and 2017, respectively. Other intangible assets are included in other assets, net on the Company’s consolidated balance sheets. Substantially all of the Company’s intangible assets are contract-based intangible assets related to operating licenses, management contracts, or non-compete agreements entered into in connection with prior acquisitions.

The weighted-average remaining amortization period for the intangible assets subject to amortization is approximately two years. There are no expected residual values related to these intangible assets. Amortization expense on these intangible assets was $3 million, $4 million and $14 million during the years ended December 31, 2018, 2017 and 2016, respectively. Amortization expense on intangible assets is estimated to be less than $1 million in 2019, 2020 and 2021.

The gross carrying amount of capitalized software for internal use was approximately $1.2 billion for both of the years ended December 31, 2018 and 2017, and the net carrying amount was approximately $355 million and $416 million at December 31, 2018 and 2017, respectively. The estimated amortization period for capitalized internal-use software is generally three years, except for capitalized costs related to significant system conversions, for which the estimated amortization period is generally eight to ten years. There is no expected residual value for capitalized internal-use software. At December 31, 2018, there were approximately $40 million of capitalized costs for internal-use software that is currently in the development stage and will begin amortization once the software project is complete and ready for its intended use. Amortization expense on capitalized internal-use software was $140 million, $178 million and $201 million during the years ended December 31, 2018, 2017 and 2016, respectively. Amortization expense on capitalized internal-use software is estimated to be $138 million in 2019, $84 million in 2020, $57 million in 2021, $34 million in 2022, $26 million in 2023 and $16 million thereafter.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6.  INCOME TAXES

The benefit from income taxes for loss from continuing operations consists of the following (in millions):

	Year Ended December 31,
	2018	2017	2016
Current:
Federal	$1	$-	$5
State	(9)	5	7

	(8)	5	12
Deferred:
Federal	50	(485)	(88)
State	(53)	31	(28)

	(3)	(454)	(116)

Total benefit from income taxes for loss from continuing operations	$(11)	$(449)	$(104)

The following table reconciles the differences between the statutory federal income tax rate and the effective tax rate (dollars in millions):

	Year Ended December 31,
	2018		2017		2016
	Amount	%	Amount	%	Amount	%
Benefit from income taxes at statutory federal rate	$(150)	21.0%	$(991)	35.0%	$(600)	35.0%
State income taxes, net of federal income tax benefit	(114)	16.0	(10)	0.3	(1)	0.1
Net income attributable to noncontrolling interests	(18)	2.5	(22)	0.8	(33)	1.9
Change in valuation allowance	212	(29.7)	26	(0.9)	(1)	0.1
Change in uncertain tax position	9	(1.3)	-	-	-	-
Federal rate change	-	-	32	(1.1)	-	-
Federal and state tax credits	(17)	2.4	(5)	0.1	(6)	0.3
Nondeductible transaction costs	-	-	-	-	3	(0.2)
Nondeductible goodwill	30	(4.2)	504	(17.8)	536	(31.2)
Nondeductible settlements	22	(3.1)	-	-	-	-
Other	15	(2.1)	17	(0.6)	(2)	0.1

Benefit from income taxes and effective tax rate for loss from continuing operations	$(11)	1.5%	$(449)	15.8%	$(104)	6.1%

The Company’s effective tax rates were 1.5%, 15.8% and 6.1% for the years ended December 31, 2018, 2017 and 2016, respectively. Including the net income attributable to noncontrolling interests, which is not tax effected in the consolidated statement of loss, the effective tax rate for the years ended December 31, 2018, 2017 and 2016 would have been 1.4%, 15.5% and 5.7% respectively. The decrease in the Company’s effective tax rate for the year ended December 31, 2018, when compared to the year ended December 31, 2017, was primarily due to

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

the increase in valuation allowance recognized on IRC Section 163(j) interest carryforwards partially offset by the release of certain state valuation allowances on net operating loss carryforwards in certain jurisdictions. The increase in the Company’s effective tax rate for the year ended December 31, 2017, when compared to the year ended December 31, 2016, was primarily due to the difference between the non-deductible nature of certain goodwill written off in those years.

Deferred income taxes are based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities under the provisions of the enacted tax laws. Deferred income taxes as of December 31, 2018 and 2017 consist of (in millions):

	December 31,
	2018		2017
	Assets	Liabilities	Assets	Liabilities
Net operating loss and credit carryforwards	$743	$-	$583	$-
Property and equipment	-	237	-	263
Self-insurance liabilities	69	-	78	-
Prepaid expenses	-	27	-	30
Intangibles	-	134	-	128
Investments in unconsolidated affiliates	-	55	-	54
Other liabilities	-	14	-	16
Long-term debt and interest	84	-	6	-
Accounts receivable	58	-	144	-
Section 163(j) interest limitation	144	-	-	-
Accrued vacation	26	-	27	-
Other comprehensive income	4	-	9	-
Stock-based compensation	4	-	10	-
Deferred compensation	64	-	77	-
Other	15	-	89	-

	1,211	467	1,023	491
Valuation allowance	(701)	-	(489)	-

Total deferred income taxes	$510	$467	$534	$491

The Company believes that the net deferred tax assets will ultimately be realized, except as noted below. Its conclusion is based on its estimate of future taxable income and the expected timing of temporary difference reversals. The Company has gross federal net operating loss carryforwards of approximately $825 million and state net operating loss carryforwards of approximately $7.6 billion, which expire from 2019 to 2038. The Company’s tax affected federal and state net operating loss and credit carryforwards are approximately $202 million and $541 million, respectively. A valuation allowance of approximately $504 million has been recognized for federal and state net operating loss carryforwards, state credit carryforwards and state deferred tax assets that the Company does not expect to be able to utilize prior to the expiration of the carryforward period. The Company has federal and state deferred tax assets of $144 million relating to interest limitations under IRC Section 163(j) and $101 million related to certain deferred tax assets expected to be deductible as interest expense and limited in future periods. The Company has recorded a valuation allowance of $196 million relative to these deferred tax assets as of December 31, 2018. The Company also has unrecognized deferred tax assets that are included in other comprehensive income. If recognized, additional state net operating losses will be created which the Company does not expect to utilize prior to the expiration of the carryforward period. A valuation allowance of approximately $1 million has been recognized for those items. With respect to the deferred tax liability pertaining to intangibles, as included above, goodwill purchased in connection with certain

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

of the Company’s business acquisitions is amortizable for income tax reporting purposes. However, for financial reporting purposes, there is no corresponding amortization allowed with respect to such purchased goodwill.

The valuation allowance for losses incurred in certain state jurisdictions where the Company concluded associated deferred tax assets would not be realized increased by $17 million and $104 million during the years ended December 31, 2018 and 2017, respectively.

SAB 118 disclosure

On December 22, 2017, the Tax Act was enacted into law, which significantly changes existing U.S. tax law and included many provisions applicable to us. The Tax Act made broad and complex changes to the U.S. tax code, including a permanent reduction in the U.S. federal corporate tax rate from 35% to 21% effective as of January 1, 2018 (“Rate Reduction”).

The Tax Act also revised other aspects of the U.S. tax code, which included, but were not limited to (1) creating a new limitation on deductible interest expense; (2) changing rules related to uses and limitations of net operating loss carryforwards: and (3) modifying the rules governing the deductibility of certain executive compensation.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. At December 31, 2017, the Company recorded a discrete net tax expense of $32 million primarily related to provisional amounts under SAB 118 for the remeasurement of U.S. deferred tax assets and liabilities due to Rate Reduction. The Company finalized the accounting analysis based on the guidance, interpretations, and data available as of November 30, 2018. As a result of certain state conformity to the new federal limitation on deductibility of interest expense, the Company has determined such changes impact the recorded state valuation allowances in those jurisdictions. During the three months ended December 31, 2018, the Company recorded an $18 million tax benefit from the release of certain state valuation allowances, which impacted the effective tax rate for the year ended December 31, 2018 by approximately 2.5%.

The total amount of unrecognized benefit that would affect the effective tax rate, if recognized, was approximately $7 million as of December 31, 2018. A total of approximately $4 million of interest and penalties is included in the amount of the liability for uncertain tax positions at December 31, 2018. It is the Company’s policy to recognize interest and penalties related to unrecognized benefits in its consolidated statements of loss as income tax expense.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a tabular reconciliation of the total amount of unrecognized tax benefit for the years ended December 31, 2018, 2017 and 2016 (in millions):

	Year Ended December 31,
	2018	2017	2016
Unrecognized tax benefit, beginning of year	$18	$18	$15
Gross increases — tax positions in current period	11	-	4
Lapse of statute of limitations	-	-	(1)

Unrecognized tax benefit, end of year	$29	$18	$18

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

Cash paid for income taxes, net of refunds received, resulted in a net refund of $19 million and $16 million during the years ended December 31, 2018 and 2016, respectively, and net cash paid of $4 million during the year ended December 31, 2017.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7.   LONG-TERM DEBT

Long-term debt, net of unamortized debt issuance costs and discounts or premiums, consists of the following (in millions):

	December 31,
	2018	2017
Credit Facility:
Term G Loan	$-	$1,037
Term H Loan	1,622	1,903
Revolving Credit Facility	-	-
8% Senior Notes due 2019	155	1,925
7 1⁄8% Senior Notes due 2020	121	1,200
5 1⁄8% Senior Secured Notes due 2021	1,000	1,000
6 7⁄8% Senior Notes due 2022	2,632	3,000
6 1⁄4% Senior Secured Notes due 2023	3,100	3,100
8 5⁄8% Secured Notes due 2024	1,033	-
Junior-Priority Secured Notes due 2023	1,770	-
Junior-Priority Secured Notes due 2024	1,355	-
Receivables Facility	-	565
ABL Facility	698	-
Capital lease obligations	231	304
Other	43	48
Less: Unamortized deferred debt issuance costs and note premium	(164)	(169)

Total debt	13,596	13,913
Less: Current maturities	(204)	(33)

Total long-term debt	$13,392	$13,880

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

The loans under the Credit Facility bear interest on the outstanding unpaid principal amount at a rate equal to an applicable percentage plus, at CHS’ option, either (a) an Alternate Base Rate (as defined) determined by reference to the greater of (1) the Prime Rate (as defined) announced by Credit Suisse or (2) the NYFRB Rate (as defined) plus 0.50% or (3) the adjusted London Interbank Offered Rate (“LIBOR”) on such day for a three-month interest period commencing on the second business day after such day plus 1% or (b) LIBOR. In addition, the margin in respect of the Revolving Facility will be subject to adjustment determined by reference to a leverage-based pricing grid. Based on the Company’s current leverage, loans in respect of the Revolving Facility currently accrue interest at a rate per annum equal to LIBOR plus 2.75%, in the case of LIBOR borrowings, and Alternate Base Rate plus 1.75%, in the case of Alternate Base Rate borrowings. Prior to the Credit Facility amendment discussed below, the Term G Loan and Term H Loan accrued interest at a rate per annum equal to

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

LIBOR plus 2.75% and 3.00%, respectively, in the case of LIBOR borrowings, and Alternate Base Rate plus 1.75% and 2.00%, respectively, in the case of Alternate Base Rate borrowings. The Term G Loan and the Term H Loan are subject to a 1.00% LIBOR floor and a 2.00% Alternate Base Rate floor.

The term loan facility must be prepaid in an amount equal to (1) 100% of the net cash proceeds of certain asset sales and dispositions by the Company and its subsidiaries, subject to certain exceptions and reinvestment rights (as further described below), (2) 100% of the net cash proceeds of issuances of certain debt obligations or receivables-based financing by the Company and its subsidiaries, subject to certain exceptions, and (3) 75%, subject to reduction to a lower percentage based on the Company’s first lien net leverage ratio (as defined in the Credit Facility generally as the ratio of first lien net debt on the date of determination to the Company’s consolidated EBITDA, as defined, for the four quarters most recently ended prior to such date), of excess cash flow (as defined) for any year, subject to certain exceptions. Voluntary prepayments and commitment reductions are permitted in whole or in part, without any premium or penalty, subject to minimum prepayment or reduction requirements. There are no scheduled principal amortization payments on the Term H Facility after December 31, 2018 until it matures in 2021.

The borrower under the Credit Facility is CHS. All of the obligations under the Credit Facility are unconditionally guaranteed by the Company and certain of its existing and subsequently acquired or organized domestic subsidiaries. All obligations under the Credit Facility and the related guarantees are secured by a perfected first priority lien or security interest in substantially all of the assets of the Company, CHS and each subsidiary guarantor, including equity interests held by the Company, CHS or any subsidiary guarantor, but excluding, among others, the equity interests of non-significant subsidiaries, syndication subsidiaries, securitization subsidiaries and joint venture subsidiaries, and subject to the ABL Facility. Such assets constitute substantially the same assets, subject to certain exceptions, that secure (i) on a first lien basis CHS’ obligations under the 2021 Senior Secured Notes and the 6 1⁄4% Senior Secured Notes and the 8 5⁄8% Senior Secured Notes (in each case, as defined below) and (ii) on a junior-priority basis the 2023 Junior-Priority Notes (as defined below) and the 2024 Junior-Priority Notes (in each case, as defined below).

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

The Credit Facility contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the Company’s and its subsidiaries’ ability, subject to certain exceptions, to, among other things (1) declare dividends, make distributions or redeem or repurchase capital stock, (2) prepay, redeem or repurchase other debt, (3) incur liens or grant negative pledges, (4) make loans and investments and enter into acquisitions and joint ventures, (5) incur additional indebtedness or provide certain guarantees, (6) make capital expenditures, (7) engage in mergers, acquisitions and asset sales, (8) conduct transactions with affiliates, (9) alter the nature of the Company’s businesses, (10) grant certain guarantees with respect to physician practices, (11) engage in sale and leaseback transactions or (12) change the Company’s fiscal year. The Company is also required to comply with specified financial covenants (consisting of a first lien net debt to consolidated EBITDA leverage ratio) and various affirmative covenants. Under the Credit Facility, the first lien net debt to consolidated EBITDA ratio is calculated as the ratio of total first lien debt, less unrestricted cash and cash equivalents, to consolidated EBITDA, as defined in the Credit Facility. The calculation of consolidated EBITDA as defined in the Credit Facility is a trailing 12-month calculation that begins with net income attributable to the Company, with certain pro forma adjustments to consider the impact of material acquisitions or divestitures, and

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

adjustments for interest, taxes, depreciation and amortization, net income attributable to noncontrolling interests, stock compensation expense, restructuring costs, and the financial impact of other non-cash or non-recurring items recorded during any such 12-month period. For the 12-month period ended December 31, 2018, the first lien net debt to consolidated EBITDA ratio financial covenant under the Credit Facility limited the ratio of first lien net debt to consolidated EBITDA, as defined, to less than or equal to 5.0 to 1.0. The Company was in compliance with all such covenants at December 31, 2018, with a first lien net debt to consolidated EBITDA ratio of approximately 4.84 to 1.0. As further discussed at Note 17, on February 15, 2019, the Company and CHS entered into an amendment to the Credit Facility that, among other things, increased the maximum ratio for the first lien net debt to consolidated EBITDA effective January 1, 2019.

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

As of December 31, 2018, the availability for additional borrowings under the Credit Facility, subject to certain limitations as set forth in the Credit Facility, was approximately $425 million pursuant to the Revolving Facility, of which $90 million is in the form of outstanding letters of credit and no borrowings were outstanding. CHS has the ability to amend the Credit Facility to provide for one or more tranches of term loans or increases in the Revolving Facility in an aggregate principal amount of up to $500 million. As of December 31, 2018, the weighted-average interest rate under the Credit Facility, excluding swaps, was 6.8%.

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

On April 3, 2018, the Company and CHS entered into an asset-based loan (ABL) credit agreement (the “ABL Credit Agreement”) (as further described below), with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders and other agents party thereto. Pursuant to the ABL Credit Agreement, the lenders have extended to CHS a revolving asset-based loan facility (the “ABL Facility”) in the maximum aggregate principal amount of $1.0 billion, subject to borrowing base capacity. The ABL facility includes borrowing capacity available for letters of credit of $50 million. CHS and all domestic subsidiaries of CHS that guarantee CHS’ other outstanding senior and senior secured indebtedness guarantee the obligations of CHS under the ABL Facility. In conjunction with the closing of the ABL Facility, the wholly-owned special-purpose entity that owned the Receivables pledged under the previous Receivables Facility became a subsidiary guarantor under the Credit Facility and CHS’ outstanding notes. Subject to certain exceptions, all obligations under the ABL Facility and the related guarantees are secured by a perfected first-priority security interest in substantially all of the Receivables, deposit, collection and other accounts and contract rights, books, records and other instruments related to the foregoing of the Company, CHS and the guarantors as well as a perfected junior-priority security interest in substantially all of the other assets of the Company, CHS and the guarantors, subject to customary exceptions and intercreditor arrangements. The revolving credit commitments under the Credit Facility were reduced to $425 million upon the effectiveness of the ABL Facility. In connection with entering into the ABL Credit Agreement and the ABL Facility, the Company repaid in full and terminated its Receivables Facility. The outstanding borrowings pursuant to the ABL Facility at December 31, 2018 totaled $698 million on the consolidated balance sheet.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The ABL Facility contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting our ability, subject to certain exceptions, to, among other things (1) declare dividends, make distributions or redeem or repurchase capital stock, (2) prepay, redeem or repurchase other debt, (3) incur liens or grant negative pledges, (4) make loans and investments and enter into acquisitions and joint ventures, (5) incur additional indebtedness or provide certain guarantees, (6) engage in mergers, acquisitions and asset sales, (7) conduct transactions with affiliates, (8) alter the nature of the Company’s, CHS’ or the guarantors’ businesses, (9) grant certain guarantees with respect to physician practices, (10) engage in sale and leaseback transactions or (11) change our fiscal year. We are also required to comply with a consolidated fixed coverage ratio, upon certain triggering events described below, and various affirmative covenants. The consolidated fixed coverage ratio is calculated as the ratio of (x) consolidated EBITDA (as defined in the ABL Facility) less capital expenditures to (y) the sum of consolidated interest expense (as defined in the ABL Facility), scheduled principal payments, income taxes and restricted payments made in cash or in permitted investments. For purposes of calculating the consolidated fixed charge coverage ratio, the calculation of consolidated EBITDA as defined in the ABL Facility is a trailing 12-month calculation that begins with consolidated net income attributable to Holdings, with certain adjustments for interest, taxes, depreciation and amortization, net income attributable to noncontrolling interests, stock compensation expense, restructuring costs, and the financial impact of other non-cash or non-recurring items recorded during any such 12-month period. The consolidated fixed charge coverage ratio is a required covenant only in periods where the total borrowings outstanding under the ABL Facility reduce the amount available in the facility to less than the greater of (i) $95 million and (ii) 10% of the calculated borrowing base. At December 31, 2018, the Company is not subject to the consolidated fixed charge coverage ratio as such triggering event had not occurred during 2018.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2018, the term loans and outstanding revolving credit loans are scheduled to be paid with principal payments for future years as follows (in millions):

Year Ending December 31,	Amount
2019	$-
2020	-
2021	1,622
2022	-
2023	-
Thereafter	-

Total maturities	1,622
Less: Deferred debt issuance costs	(21)

Total term loans and outstanding revolving credit loans	$1,601

As of December 31, 2018, the Company had letters of credit issued, primarily in support of potential insurance-related claims and certain bonds, of approximately $90 million.

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

5 1⁄8% Senior Secured Notes due 2021

On January 27, 2014, CHS completed a private offering of $1.0 billion aggregate principal amount of 5 1⁄8% Senior Secured Notes due 2021 (the “2021 Senior Secured Notes”). The net proceeds from this issuance were used to finance the Company’s acquisition by merger of Health Management Associates (“HMA”). The 2021 Senior Secured Notes bear interest at 5.125% per annum, payable semiannually in arrears on February 1 and August 1. Interest on the 2021 Senior Secured Notes accrues from the date of original issuance. Interest is calculated on the basis of a 360-day year comprised of twelve 30-day months.

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

Loss (Gain) from Early Extinguishment of Debt

The financing and repayment transactions discussed above resulted in a gain from the early extinguishment of debt of $31 million and a loss from early extinguishment of debt of $40 million and $30 million for the years ended December 31, 2018, 2017 and 2016, respectively, and an after-tax gain of $23 million and an after-tax loss of $26 million and $19 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Other Debt

As of December 31, 2018, other debt consisted primarily of other obligations maturing in various installments through 2028.

To limit the effect of changes in interest rates on a portion of the Company’s long-term borrowings, the Company is a party to six separate interest swap agreements in effect at December 31, 2018, with an aggregate notional amount for currently effective swaps of $1.5 billion. On each of these swaps, the Company receives a variable rate of interest based on the three-month LIBOR in exchange for the payment of a fixed rate of interest. See Note 8 for additional information regarding these swaps.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2018, the scheduled maturities of long-term debt outstanding, including capital lease obligations for each of the next five years and thereafter are as follows (in millions):

Year Ending December 31,	Amount
2019	$204
2020	133
2021	2,630
2022	2,639
2023	5,580
Thereafter	2,574

Total maturities	13,760
Less: Deferred debt issuance costs	(171)
Plus: unamortized note premium	7

Total long-term debt	$13,596

The Company paid interest of $936 million, $852 million and $930 million on borrowings during the years ended December 31, 2018, 2017 and 2016, respectively.

8.   FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments has been estimated by the Company using available market information as of December 31, 2018 and 2017, and valuation methodologies considered appropriate. The estimates presented in the table below are not necessarily indicative of amounts the Company could realize in a current market exchange (in millions):

	December 31, 2018		December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$196	$196	$563	$563
Investments in equity securities	137	137	-	-
Available-for-sale securities	93	93	252	252
Trading securities	11	11	37	37
Liabilities:
Contingent Value Right	-	-	2	2
Credit Facility	1,602	1,564	2,902	2,826
8% Senior Notes due 2019	155	146	1,922	1,637
7 1⁄8% Senior Notes due 2020	121	100	1,192	897
5 1⁄8% Senior Secured Notes due 2021	984	934	978	902
6 7⁄8% Senior Notes due 2022	2,593	1,175	2,943	1,729
6 1⁄4% Senior Secured Notes due 2023	3,067	2,819	3,061	2,800
Junior-Priority Secured Notes due 2023	1,750	1,380	-	-
Junior-Priority Secured Notes due 2024	1,338	976	-	-
8 5⁄8% Secured Notes due 2024	1,021	1,025	-	-
ABL Facility and other debt	734	734	611	611

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

Investments in equity securities.  Estimated fair value is based on closing price as quoted in public markets. Prior to the adoption of ASU 2016-01 on January 1, 2018, such investments were classified as either available-for-sale or trading securities.

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

The Company assesses the effectiveness of its hedge instruments on a quarterly basis. For the years ended December 31, 2018 and 2017, the Company completed an assessment of the cash flow hedge instruments and determined the hedges to be highly effective. The Company has also determined that the ineffective portion of the hedges do not have a material effect on the Company’s consolidated financial position, operations or cash flows. The counterparties to the interest rate swap agreements expose the Company to credit risk in the event of nonperformance by such counterparties. However, at December 31, 2018, the Company does not anticipate nonperformance by these counterparties. The Company does not hold or issue derivative financial instruments for trading purposes.

Interest rate swaps consisted of the following at December 31, 2018:

Swap #	Notional Amount (in millions)	Fixed Interest Rate	Termination Date	Asset (Liability) Fair Value (in millions)
1	$200	2.515%	August 30, 2019	$-
2	200	2.613%	August 30, 2019	-
3	300	2.738%	August 30, 2020	(1)
4	300	2.892%	August 30, 2020	(1)
5	300	2.363%	January 27, 2021	2
6	200	2.368%	January 27, 2021	1

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

Assuming no change in interest rates in effect as of December 31, 2018, approximately $5 million of interest income resulting from the spread between the fixed and floating rates defined in each interest rate swap agreement will be recognized during the next 12 months. If interest rate swaps do not remain highly effective as a cash flow hedge, the derivatives’ gains or losses resulting from the change in fair value reported through OCI will be reclassified into earnings.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tabular disclosure provides the amount of pre-tax gain (loss) recognized as a component of OCI during the years ended December 31, 2018, 2017 and 2016 (in millions):

	Amount of Pre-Tax Gain (Loss) Recognized in OCI (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Year Ended December 31,
	2018	2017	2016
Interest rate swaps	$17	$2	$(27)

The following tabular disclosure provides the location of the effective portion of the pre-tax loss reclassified from accumulated other comprehensive loss (“AOCL”) into interest expense on the consolidated statements of loss income during the years ended December 31, 2018, 2017 and 2016 (in millions):

Location of Loss Reclassified from AOCL into Income (Effective Portion)	Amount of Pre-Tax Loss Reclassified from AOCL into Income (Effective Portion)
	Year Ended December 31,
	2018	2017	2016
Interest expense, net	$2	$30	$54

The fair values of derivative instruments in the consolidated balance sheets as of December 31, 2018 and 2017 were as follows (in millions):

	Asset Derivatives				Liability Derivatives
	December 31, 2018		December 31, 2017		December 31, 2018		December 31, 2017
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments	Other assets, net	$3	Other assets, net	$1	Other long- term liabilities	$2	Other long- term liabilities	$18

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

In instances where the determination of the fair value hierarchy measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment of factors specific to the asset or liability. Transfers between levels within the fair value hierarchy are recognized by the Company on the date of the change in circumstances that requires such transfer. There were no transfers between levels during the years ending December 31, 2018 or December 31, 2017.

The following table sets forth, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as of December 31, 2018 and 2017 (in millions):

	December 31, 2018	Level 1	Level 2	Level 3
Investments in equity securities	$137	$137	$-	$-
Available-for-sale securities	93	-	93	-
Trading securities	11	-	11	-
Fair value of interest rate swap agreements	3	-	3	-

Total assets	$244	$137	$107	$-

Contingent Value Right (CVR)	$-	$-	$-	$-
Fair value of interest rate swap agreements	2	-	2	-

Total liabilities	$2	$-	$2	$-

	December 31, 2017	Level 1	Level 2	Level 3
Available-for-sale securities	$252	$132	$120	$-
Trading securities	37	37	-	-
Fair value of interest rate swap agreements	1	-	1	-

Total assets	$290	$169	$121	$-

Contingent Value Right (CVR)	$2	$2	$-	$-
CVR-related liability	256	-	-	256
Fair value of interest rate swap agreements	18	-	18	-

Total liabilities	$276	$2	$18	$256

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Investments in Equity Securities, Available-for-sale Securities and Trading Securities

Investments in equity securities and trading securities classified as Level 1 are measured using quoted market prices. Level 2 available-for-sale securities and trading securities primarily consisted of bonds and notes issued by the United States government and its agencies and domestic and foreign corporations. The estimated fair values of these securities are determined using various valuation techniques, including a multi-dimensional relational model that incorporates standard observable inputs and assumptions such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids/offers and other pertinent reference data.

Supplemental information regarding the Company’s available-for-sale securities (all of which had no withdrawal restrictions) is set forth in the table below (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
As of December 31, 2018:
Debt securities
Government	$54	$-	$(3)	$51
Corporate	34	-	(2)	32
Mortgage and asset-backed securities	10	-	-	10

Totals	$98	$-	$(5)	$93

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
As of December 31, 2017:
Debt securities and debt-based mutual funds
Government and corporate	$189	$-	$(4)	$185
Equity securities and equity-based mutual funds
Domestic	51	10	-	61
International	5	1	-	6

Totals	$245	$11	$(4)	$252

As of December 31, 2018 and 2017, investments with aggregate estimated fair values of approximately $89 million (121 investments) and $181 million (246 investments), respectively, generated the gross unrealized losses disclosed in the above table. At each reporting date, the Company performs an evaluation of impaired securities to determine if the unrealized losses are other-than-temporary. This evaluation considers a number of factors including, but not limited to, the length of time and extent to which the fair value has been less than cost, and management’s ability and intent to hold the securities until fair value recovers. Based on the results of this evaluation, management concluded that as of December 31, 2018, there were no other-than-temporary losses related to available-for-sale securities. The recent declines in value of the securities and/or length of time they have been below cost, as well as the Company’s ability and intent to hold the securities for a reasonable period of time sufficient for a projected recovery of fair value, have caused management to conclude that the securities, that have generated gross unrealized losses, were not other-than-temporarily impaired. Management will continue to monitor and evaluate the recoverability of the Company’s available-for-sale securities.

The contractual maturities of debt-based securities held by the Company as of December 31, 2018 and 2017, excluding mutual fund holdings, are set forth in the table below (in millions). Expected maturities will differ

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

from contractual maturities because the issuers of the debt securities may have the right to prepay their obligations without prepayment penalties.

	December 31, 2018		December 31, 2017
	Amortized Cost	Estimated Fair Values	Amortized Cost	Estimated Fair Values
Within 1 year	$14	$14	$4	$4
After 1 year and through year 5	20	19	46	46
After 5 years and through year 10	25	24	32	31
After 10 years	39	36	41	40

Gross realized gains and losses on sales of available-for-sale securities are summarized in the table below (in millions):

	Year Ended December 31,
	2018	2017	2016
Realized gains	$-	$3	$28
Realized losses	-	(2)	(6)

Other investment income, which includes interest and dividends, related to all investment securities were $7 million, $8 million and $7 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Net gains and losses recognized during the year ended December 31, 2018 for investments in equity securities, which are broken out between investments sold during the year and investments held at the end of the year, are summarized in the table below (in millions):

Year Ended December 31, 2018
Net gains and (losses) recognized during the year on equity securities	$(7)
Less: Net gains and (losses) recognized during the year on equity securities sold during the year	1

Unrealized gains and (losses) recognized during the year on equity securities held at December 31, 2018	$(8)

Contingent Value Right (CVR)

The CVR represented the estimate of the fair value for the contingent consideration paid to HMA shareholders as part of the HMA merger. The CVRs were listed on the Nasdaq and the valuation of the CVRs was based on the quoted trading price for the CVRs on the last day of the period. Changes in the estimated fair value of the CVR were recorded through the consolidated statements of loss. In January 2019, the CVRs were terminated and removed from listing with Nasdaq after the determination that no amount was payable under the CVR agreement.

CVR-related Liability

The CVR-related legal liability (prior to being reclassified as a current liability on the Company’s consolidated balance sheet as noted below) represented the Company’s estimate of fair value of the liability associated with the legal matters assumed in the HMA merger, which at December 31, 2017 was included in other long-term liabilities in the accompanying consolidated balance sheet. This liability did not include those matters previously

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

accrued by HMA as a probable contingency, which were settled and paid during the year ended December 31, 2015. To develop the estimate of fair value, the Company engaged an independent third-party valuation firm to measure the liability. The valuation was made utilizing the Company’s estimates of future outcomes for each legal case and simulating future outcomes based on the timing, probability and distribution of several scenarios using a Monte Carlo simulation model. Other inputs were then utilized for discounting the liability to the measurement date. The HMA legal matters underlying this fair value estimate were evaluated by management to determine the likelihood and impact of each of the potential outcomes. Using that information, as well as the potential correlation and variability associated with each case, a fair value was determined for the estimated future cash outflows to conclude or settle the HMA legal matters included in the analysis, excluding legal fees (which are expensed as incurred). Because of the unobservable nature of the majority of the inputs used to value the liability, the Company classified the fair value measurement as a Level 3 measurement in the fair value hierarchy. Prior to December 31, 2018, changes in the fair value of the CVR related legal liability were recorded in future periods through the consolidated statements of loss.

At December 31, 2018, the CVR-related legal liability was zero after taking into account the Company’s payment of the amounts agreed to in the final global resolution and settlement of certain HMA legal matters during the three months ended December 31, 2018, as further discussed in Note 16.

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

The Company incorporates CVAs to appropriately reflect both its own nonperformance or credit risk and the respective counterparty’s nonperformance or credit risk in the fair value measurements. In adjusting the fair value of its interest rate swap agreements for the effect of nonperformance or credit risk, the Company has considered the impact of any netting features included in the agreements. The CVA on the Company’s interest rate swap agreements had an immaterial effect on the fair value of the related asset or liability at December 31, 2018. The CVA on the Company’s interest rate swap agreements resulted in a decrease in the fair value of the related liability of $1 million and an after-tax adjustment of less than $1 million to OCI at December 31, 2017.

The majority of the inputs used to value the Company’s interest rate swap agreements, including the forward interest rate curves and market perceptions of the Company’s credit risk used in the CVAs, are observable inputs available to a market participant. As a result, the Company has determined that the interest rate swap valuations are classified in Level 2 of the fair value hierarchy.

10. LEASES

The Company leases hospitals, medical office buildings, and certain equipment under capital and operating lease agreements. During 2018, 2017 and 2016, the Company entered into capital lease obligations of $6 million, $31 million and $179 million, respectively. All lease agreements generally require the Company to pay maintenance, repairs, property taxes and insurance costs.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Commitments relating to noncancellable operating and capital leases and financing obligations for each of the next five years and thereafter are as follows (in millions):

Year Ending December 31,	Operating(1)	Capital	Financing Obligations
2019	$188	$12	$12
2020	157	10	9
2021	121	8	10
2022	98	7	10
2023	79	14	10
Thereafter	234	121	106

Total minimum future payments	$877	172	157

Less: Imputed interest		(80)	(18)

Total capital lease and financing obligations		92	139
Less: Current portion		(8)	(5)

Long-term capital lease and financing obligations		$84	$134

(1)	Minimum lease payments have not been reduced by minimum sublease rentals due in the future, which are considered immaterial.

On December 22, 2016, the Company completed the sale and leaseback of ten medical office buildings for net proceeds of $159 million to HCP, Inc. The buildings, with a combined total of 756,183 square feet, are located in five states and support a wide array of diagnostic, medical and surgical services in an outpatient setting for the respective nearby hospitals. Because of the Company’s continuing involvement in these leased buildings, the transaction does not qualify for sale treatment and the related leases have been recorded as financing obligations in the Company’s consolidated balance sheet at December 31, 2018 and 2017.

Assets capitalized under capital leases and financing obligations as reflected in the accompanying consolidated balance sheets were $53 million of land and improvements, $552 million of buildings and improvements and $16 million of equipment and fixtures as of December 31, 2018 and $63 million of land and improvements, $774 million of buildings and improvements and $28 million of equipment and fixtures as of December 31, 2017. The accumulated depreciation related to assets under capital leases and financing obligations was $193 million and $218 million as of December 31, 2018 and 2017, respectively. Depreciation of assets under capital leases and financing obligations is included in depreciation and amortization expense and amortization of debt discounts on capital lease and financing obligations is included in interest expense in the accompanying consolidated statements of loss.

11.  EMPLOYEE BENEFIT PLANS

The Company maintains various benefit plans, including defined contribution plans, defined benefit plans and deferred compensation plans, for which certain of the Company’s subsidiaries are the plan sponsors. The CHS/Community Health Systems, Inc. Retirement Savings Plan is a defined contribution plan which covers the majority of the Company’s employees. Employees at these locations whose employment is covered by collective bargaining agreements are generally eligible to participate in the CHS/Community Health Systems, Inc. Standard 401(k) Plan. Total expense to the Company under the 401(k) plans was $90 million, $94 million and $98 million for the years ended December 31, 2018, 2017 and 2016, respectively, and is recorded in salaries and benefits expense on the consolidated statements of loss.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company maintains unfunded deferred compensation plans that allow participants to defer receipt of a portion of their compensation. The liability for the deferred compensation plans was $163 million and $189 million as of December 31, 2018 and 2017, respectively, and is included in other long-term liabilities on the consolidated balance sheets. The Company had assets of $146 million and $173 million as of December 31, 2018 and 2017, respectively, in a non-qualified plan trust generally designated to pay benefits of the deferred compensation plans, consisting of equity securities of $32 million and $37 million as of December 31, 2018 and 2017, respectively, and company-owned life insurance contracts of $114 million and $136 million as of December 31, 2018 and 2017, respectively.

The Company provides an unfunded Supplemental Executive Retirement Plan (“SERP”) for certain members of its executive management. The Company uses a December 31 measurement date for the benefit obligations and a January 1 measurement date for its net periodic costs for the SERP. Variances from actuarially assumed rates will result in increases or decreases in benefit obligations and net periodic cost in future periods. Benefits expense under the SERP was $9 million, $16 million and $12 million for the years ended December 31, 2018, 2017 and 2016, respectively. The accrued benefit liability for the SERP totaled $66 million and $83 million at December 31, 2018 and 2017, respectively, and is included in other long-term liabilities on the consolidated balance sheets. The weighted-average assumptions used in determining net periodic cost for the year ended December 31, 2018 was a discount rate of 3.4% and annual salary increase of 2.0%. The Company had equity securities in a rabbi trust generally designated to pay benefits of the SERP in the amounts of $74 million and $99 million at December 31, 2018 and 2017, respectively. These amounts are included in other assets, net on the consolidated balance sheets.

During the years ended December 31, 2018 and 2017, certain members of executive management of the Company that were participants in the SERP retired and met the requirements for payout of their SERP retirement benefit. The SERP payout provisions require payment to the participant in an actuarially determined lump sum amount six months after the participant retires from the Company. Such amounts were paid out of the rabbi trust. As required by the pension accounting rules in U.S. GAAP, the Company recognized a non-cash settlement loss of approximately $2 million and $6 million during the years ended December 31, 2018 and 2017, respectively.

The Company maintains the CHS/Community Health Systems, Inc. Retirement Income Plan (“Pension Plan”), which is a defined benefit, non-contributory pension plan that covers certain employees at three of its formerly owned hospitals. The Pension Plan provides benefits to covered individuals satisfying certain age and service requirements. Employer contributions to the Pension Plan are in accordance with the minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended. The Company expects to make contributions of approximately $1 million to the Pension Plan in 2019. The Company uses a December 31 measurement date for the benefit obligations and a January 1 measurement date for its net periodic costs for the Pension Plan. Variances from actuarially assumed rates will result in increases or decreases in benefit obligations, net periodic cost and funding requirements in future periods. Benefits expense under the Pension Plan was less than $1 million for both of the years ended December 31, 2018 and 2016, and was $7 million for the year ended December 31, 2017. The accrued benefit liability for the Pension Plan totaled $11 million and $12 million at December 31, 2018 and 2017, respectively, and is included in other long-term liabilities on the consolidated balance sheets. The weighted-average assumptions used for determining the net periodic cost for the year ended December 31, 2018 was a discount rate of 3.6% and the expected long-term rate of return on assets of 6.5%.

12.  STOCKHOLDERS’ (DEFICIT) EQUITY

Authorized capital shares of the Company include 400,000,000 shares of capital stock consisting of 300,000,000 shares of common stock and 100,000,000 shares of preferred stock. Each of the aforementioned classes of capital stock has a par value of $0.01 per share. Shares of preferred stock, none of which were

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

outstanding as of December 31, 2018, may be issued in one or more series having such rights, preferences and other provisions as determined by the Board of Directors without approval by the holders of common stock.

On November 6, 2015, the Company adopted an open market repurchase program for up to 10,000,000 shares of the Company’s common stock, not to exceed $300 million in repurchases. The repurchase program expired on November 6, 2018. During the year ended December 31, 2015, the Company repurchased and retired 532,188 shares at a weighted-average price of $27.31 per share, which is the cumulative number of shares repurchased and retired under this program. No shares were repurchased under this program during the years ended December 31, 2018, 2017 and 2016.

The Company is a holding company which operates through its subsidiaries. The Company’s Credit Facility and the indentures governing each series of our outstanding notes contain various covenants under which the assets of the subsidiaries of the Company are subject to certain restrictions relating to, among other matters, dividends and distributions, as referenced in the paragraph below.

With the exception of a special cash dividend of $0.25 per share paid by the Company in December 2012, historically, the Company has not paid any cash dividends. Subject to certain exceptions, the Company’s Credit Facility limits the ability of the Company’s subsidiaries to pay dividends and make distributions to the Company, and limits the Company’s ability to pay dividends and/or repurchase stock, to an amount not to exceed $200 million in the aggregate plus an additional $25 million in any particular year plus the aggregate amount of proceeds from the exercise of stock options. The indentures governing the senior and senior secured notes also restrict the Company’s subsidiaries from, among other matters, paying dividends and making distributions to the Company, which thereby limits the Company’s ability to pay dividends and/or repurchase stock. The non-cash dividend of approximately $713 million recorded by the Company during the year ended December 31, 2016 to reflect the distribution of the net assets of QHC was a permitted transaction under the Company’s Credit Facility. As of December 31, 2018, under the most restrictive test in these agreements (and subject to certain exceptions), the Company has approximately $100 million available with which to pay permitted dividends and/or repurchase shares of stock or make other restricted payments.

The following schedule discloses the effects of changes in the Company’s ownership interest in its less-than-wholly-owned subsidiaries on Community Health Systems, Inc. stockholders’ deficit (in millions):

	Year Ended December 31,
	2018	2017	2016
Net loss attributable to Community Health Systems, Inc. stockholders	$(788)	$(2,459)	$(1,721)
Transfers from the noncontrolling interests:
Net decrease in Community Health Systems, Inc. paid-in-capital for purchase of subsidiary partnership interests	(4)	(2)	(9)

Net transfers from the noncontrolling interests	(4)	(2)	(9)

Change to Community Health Systems, Inc. stockholders’ deficit from net loss attributable to Community Health Systems, Inc. stockholders and transfers to noncontrolling interests	$(792)	$(2,461)	$(1,730)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13.  EARNINGS PER SHARE

The following table sets forth the components of the numerator and denominator for the computation of basic and diluted (loss) earnings per share for loss from continuing operations, discontinued operations and net loss attributable to Community Health Systems, Inc. common stockholders (in millions, except share data):

	Year Ended December 31,
	2018	2017	2016
Numerator:
Loss from continuing operations, net of taxes	$(704)	$(2,384)	$(1,611)
Less: Income from continuing operations attributable to noncontrolling interests, net of taxes	84	63	95

Loss from continuing operations attributable to Community Health Systems, Inc. common stockholders — basic and diluted	$(788)	$(2,447)	$(1,706)

Loss from discontinued operations, net of taxes	$-	$(12)	$(15)
Less: Loss from discontinued operations attributable to noncontrolling interests, net of taxes	-	-	-

Loss from discontinued operations attributable to Community Health Systems, Inc. common stockholders — basic and diluted	$-	$(12)	$(15)

Denominator:
Weighted-average number of shares outstanding — basic	112,728,274	111,769,821	110,730,971
Effect of dilutive securities:
Restricted stock awards	-	-	-
Employee stock options	-	-	-
Other equity-based awards	-	-	-

Weighted-average number of shares outstanding — diluted	112,728,274	111,769,821	110,730,971

The Company generated a loss from continuing operations attributable to Community Health Systems, Inc. common stockholders for the years ended December 31, 2018 and 2017, so the effect of dilutive securities is not considered because their effect would be antidilutive. If the Company had generated income from continuing operations during the years ended December 31, 2018, 2017 and 2016, the effect of restricted stock awards, employee stock options, and other equity-based awards on the diluted shares calculation would have been an increase in shares of 68,687, 111,464 and 331,518, respectively.

	Year Ended December 31,
	2018	2017	2016
Dilutive securities outstanding not included in the computation of earnings per share because their effect is antidilutive:
Employee stock options and restricted stock awards	2,152,408	3,008,919	2,554,627

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14.  EQUITY INVESTMENTS

As of December 31, 2018, the Company owned equity interests of 38.0% in three hospitals in Macon, Georgia, in which HCA owns the majority interest. On December 31, 2016, the Company sold 80% of its ownership interest in the legal entity that owned and operated its home care agency business. As part of the divestiture of its controlling interest in the home care agency business, the Company recorded an equity method investment representing its remaining 20% ownership.

In March 2005, the Company began purchasing items, primarily medical supplies, medical equipment and pharmaceuticals, under an agreement with HealthTrust Purchasing Group, L.P. (“HealthTrust”), a group purchasing organization in which the Company is a noncontrolling partner. As of December 31, 2018, the Company had a 17.7% ownership interest in HealthTrust.

The Company’s investment in all of its unconsolidated affiliates was $192 million and $171 million at December 31, 2018 and 2017, respectively, and is included in other assets, net in the accompanying consolidated balance sheets. Included in the Company’s results of operations is the Company’s equity in pre-tax earnings from all of its investments in unconsolidated affiliates, which was $22 million, $16 million and $43 million for the years ended December 31, 2018, 2017 and 2016, respectively.

15.  OTHER COMPREHENSIVE INCOME

The following tables present information about items reclassified out of accumulated other comprehensive loss by component for the years ended December 31, 2018 and 2017 (in millions, net of tax):

	Change in Fair Value of Interest Rate Swaps	Change in Fair Value of Available- for-Sale Securities	Change in Unrecognized Pension Cost Components	Accumulated Comprehensive Income (Loss)
Balance as of December 31, 2017	$(12)	$(2)	$(7)	$(21)
Other comprehensive income before reclassifications	12	(2)	(2)	8
Amounts reclassified from accumulated other comprehensive income	8	-	1	9

Net current-period other comprehensive income	20	(2)	(1)	17
Adoption of ASU 2016-01 and 2018-02	(3)	(3)	-	(6)

Balance as of December 31, 2018	$5	$(7)	$(8)	$(10)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Change in Fair Value of Interest Rate Swaps	Change in Fair Value of Available- for-Sale Securities	Change in Unrecognized Pension Cost Components	Accumulated Comprehensive Income (Loss)
Balance as of December 31, 2016	$(31)	$(10)	$(21)	$(62)
Other comprehensive income before reclassifications	-	8	5	13
Amounts reclassified from accumulated other comprehensive income	19	-	9	28

Net current-period other comprehensive income	19	8	14	41

Balance as of December 31, 2017	$(12)	$(2)	$(7)	$(21)

The following tables present a subtotal for each significant reclassification to net loss out of AOCL and the line item affected in the accompanying consolidated statements of loss for the years ended December 31, 2018 and 2017 (in millions):

	Amount reclassified from AOCL	Affected line item in the statement where net (loss) income is presented
Details about accumulated other comprehensive (loss) income components	Year Ended December 31, 2018
Gains and losses on cash flow hedges
Interest rate swaps	$(10)	Interest expense, net
	2	Tax benefit

	$(8)	Net of tax

Amortization of defined benefit pension items
Prior service costs	$(1)	Salaries and benefits
Settlement losses recognized	(2)	Salaries and benefits

	(3)	Total before tax
	2	Tax benefit

	$(1)	Net of tax

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Amount reclassified from AOCL	Affected line item in the statement where net (loss) income is presented
Details about accumulated other comprehensive (loss) income components	Year Ended December 31, 2017
Gains and losses on cash flow hedges
Interest rate swaps	$(30)	Interest expense, net
	11	Tax benefit

	$(19)	Net of tax

Amortization of defined benefit pension items
Prior service costs	$(2)	Salaries and benefits
Actuarial losses	(1)	Salaries and benefits
Settlement losses recognized	(13)	Salaries and benefits

	(16)	Total before tax
	7	Tax benefit

	$(9)	Net of tax

16.  COMMITMENTS AND CONTINGENCIES

Construction and Other Capital Commitments.    Pursuant to a hospital purchase agreement in effect as of December 31, 2018, the Company is required to build replacement facilities in La Porte, Indiana and Knox, Indiana. The estimated construction costs, including equipment costs, for the La Porte and Starke replacement facilities are currently estimated to be approximately $128 million and $15 million, respectively, of which approximately $6 million has been incurred to date for the construction of La Porte. In addition, under other purchase agreements outstanding at December 31, 2018, the Company has committed to spend approximately $64 million for costs such as capital improvements, equipment, selected leases and physician recruiting. These commitments are required to be fulfilled generally over a five to seven-year period after acquisition. Through December 31, 2018, the Company has spent approximately $50 million related to these commitments.

Physician Recruiting Commitments.    As part of its physician recruitment strategy, the Company provides income guarantee agreements to certain physicians who agree to relocate to its communities and commit to remain in practice there. Under such agreements, the Company is required to make payments to the physicians in excess of the amounts they earned in their practice up to the amount of the income guarantee. These income guarantee periods are typically for 12 months. Such payments are recoverable by the Company from physicians who do not fulfill their commitment period, which is typically three years, to the respective community. At December 31, 2018, the maximum potential amount of future payments under these guarantees in excess of the liability recorded is $26 million.

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

The net present value of the projected payments was discounted using a weighted-average risk-free rate of 3.1%, 2.2% and 1.8% in 2018, 2017 and 2016, respectively. This liability is adjusted for new claims information in the period such information becomes known. The Company’s estimated liability for professional and general liability claims was $650 million and $711 million as of December 31, 2018 and 2017, respectively. The estimated undiscounted claims liability was $710 million and $760 million as of December 31, 2018 and 2017, respectively. The current portion of the liability for professional and general liability claims was $100 million and $115 million as of December 31, 2018 and 2017, respectively, and is included in other accrued liabilities in the accompanying consolidated balance sheets, with the long-term portion recorded in other long-term liabilities. Professional malpractice expense includes the losses resulting from professional liability claims and loss adjustment expense, as well as paid excess insurance premiums, and is presented within other operating expenses in the accompanying consolidated statements of loss.

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

HMA Legal Matters and Related CVR Agreement

On September 25, 2018, the Company announced a global resolution and settlement agreements ending the U.S. Department of Justice investigations into certain conduct of HMA and its affiliated entities and settling qui tam lawsuits that were initiated and pending, and known to the Company, before the Company’s acquisition of HMA, under which resolution the Company made total payments of $266 million (including interest) during the fourth quarter of 2018. Based on the total costs incurred and settlements paid (including with respect to this global settlement), no payment was due to the holders of the contingent value rights (“CVRs”) that were issued to shareholders of HMA as part of the consideration in the Company’s acquisition by merger of HMA in January 2014.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The CVR agreement entitled the holder to receive a one-time cash payment of up to $1.00 per CVR, subject to downward adjustment (but not below zero) based on the final resolution of certain litigation, investigations, or other actions or proceedings (the “HMA Legal Matters”) related to HMA or its affiliates which existed on or prior to July 29, 2013 (the date of the Company’s merger agreement with HMA). Based on the amount of losses incurred by the Company in connection with the HMA Legal Matters as more specifically provided in the CVR agreement, which generally included the amount paid for damages, costs, fees and expenses (including, without limitation, attorneys’ fees and expenses), and all fines, penalties, settlement amounts, indemnification obligations and other liabilities, no amount was payable to the holders of CVRs under the CVR agreement. In January 2019, the Company provided notice to the trustee under the CVR agreement of this determination in accordance with the terms of the CVR agreement. As a result of the determination that no amount was payable under the CVRs, the CVR agreement has terminated, and in January 2019, the CVRs were removed from listing with Nasdaq and deregistered with the Securities and Exchange Commission.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Summary of Recorded Amounts

The table below presents a reconciliation of the beginning and ending liability balances (in millions) during the years ended December 31, 2018 and 2017, with respect to the Company’s determination of the contingencies of the Company in respect of which an accrual has been recorded.

Other Probable Contingencies
Balance as of December 31, 2016	$14
Expense	14
Cash payments	(14)

Balance as of December 31, 2017	14
Expense	7
Reserve for insured claim	4
Cash payments	(6)

Balance as of December 31, 2018	$19

In accordance with applicable accounting guidance, the Company establishes a liability for litigation, regulatory and governmental matters for which, based on information currently available, the Company believes that a negative outcome is known or is probable and the amount of the loss is reasonably estimable. For all such matters (whether or not discussed in this contingencies footnote), such amounts have been recorded in other accrued liabilities on the consolidated balance sheet and are included in the table above. Due to the uncertainties and difficulty in predicting the ultimate resolution of these contingencies, the actual amount could differ from the estimated amount reflected as a liability on the consolidated balance sheet.

In the aggregate, attorneys’ fees and other costs incurred but not included in the table above related to probable contingencies, and CVR-related contingencies accounted for at fair value, totaled $2 million for both the years ended December 31, 2018 and 2017, and are included in other operating expenses in the accompanying consolidated statements of loss.

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

17.  SUBSEQUENT EVENTS

The Company has evaluated all material events occurring subsequent to the balance sheet date for events requiring disclosure or recognition in the consolidated financial statements.

On January, 1 2019, one or more subsidiaries of the Company sold Mary Black Health System – Spartanburg (207 licensed beds) in Spartanburg, South Carolina, and Mary Black Health System – Gaffney (125 licensed beds) in Gaffney, South Carolina and their associated assets to Spartanburg Regional Healthcare System for approximately $76 million in cash pursuant to the terms of a definitive agreement which had been entered into on October 11, 2018.

On January 31, 2019, one or more subsidiaries of the Company sold Memorial Hospital of Salem County (126 licensed beds) in Salem, New Jersey and its associated assets to Community Healthcare Associates, LLC for approximately $2 million in cash pursuant to the terms of a definitive agreement which had been entered into on March 15, 2018.

On January 8, 2019, using a portion of the net proceeds from the divestitures that preliminarily closed on December 31, 2018 and that closed effective January 1, 2019, the Company paid approximately $65 million to reduce its outstanding borrowings on the Term H Loan under the Credit Facility.

On February 15, 2019, the Company and CHS entered into Amendment No. 1 (the “Agreement”), among the Company, CHS, the subsidiary guarantors party thereto, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, to the Credit Facility. The Credit Facility was amended by the Agreement, with requisite covenant lender approval, to amend the first lien net debt to EBITDA ratio financial covenant and to reduce the extended revolving credit commitments to $385 million. The amended financial covenant provides for a maximum first lien net debt to EBITDA ratio of 5.00 to 1.0 from July 1, 2018 through December 31, 2018, 5.25 to 1.0 from January 1, 2019 through December 31, 2019, 5.00 to 1.00 from January 1, 2020 through June 30, 2020, 4.50 to 1.00 from July 1, 2020 through September 30, 2020, and 4.25 to 1.0 thereafter. In addition, CHS agreed pursuant to the Agreement to further restrict its ability to make restricted payments. The revolving credit commitments will terminate on January 27, 2021. The amended Credit Facility includes a 91-day springing maturity date applicable if more than $250 million in the aggregate principal amount of our 8% Senior Notes, 7 1⁄8% Senior Notes, Term H Facility or refinancings thereof are scheduled to mature or similarly become due within 91 days of such date.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

18. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter
	1st	2nd	3rd	4th	Total (2)
	(in millions, except share and per share data)
Year ended December 31, 2018:
Net operating revenues	$3,689	$3,562	$3,451	$3,453	$14,155
Loss from continuing operations before income taxes	(13)	(129)	(204)	(369)	(715)
Loss from continuing operations	(6)	(91)	(308)	(299)	(704)
Loss from discontinued operations	-	-	-	-	-
Net loss attributable to Community Health Systems, Inc.	$(25)	$(110)	$(325)	$(328)	$(788)
Basic loss per share attributable to Community Health Systems, Inc. common stockholders:
Continuing operations	$(0.22)	$(0.97)	$(2.88)	$(2.91)	$(6.99)
Discontinued operations	-	-	-	-	-

Net loss	$(0.22)	$(0.97)	$(2.88)	$(2.91)	$(6.99)

Diluted loss per share attributable to Community Health Systems, Inc. common stockholders:
Continuing operations	$(0.22)	$(0.97)	$(2.88)	$(2.91)	$(6.99)
Discontinued operations	-	-	-	-	-

Net loss	$(0.22)	$(0.97)	$(2.88)	$(2.91)	$(6.99)

Weighted-average number of shares outstanding:
Basic	112,291,496	112,837,944	112,865,482	112,909,869	112,728,274
Diluted	112,291,496	112,837,944	112,865,482	112,909,869	112,728,274

Year ended December 31, 2017:
Net operating revenues	$4,486	$4,144	$3,666	$3,059	$15,353
Loss from continuing operations before income taxes	(176)	(131)	(147)	(2,379)	(2,833)
Loss from continuing operations	(176)	(116)	(88)	(2,004)	(2,384)
Loss from discontinued operations	(1)	(6)	(2)	(3)	(12)
Net loss attributable to Community
Health Systems, Inc.	$(199)	$(137)	$(110)	$(2,013)	$(2,459)
Basic loss per share attributable to Community Health Systems, Inc. common stockholders (1):
Continuing operations	$(1.78)	$(1.17)	$(0.96)	$(17.95)	$(21.89)
Discontinued operations	(0.01)	(0.06)	(0.02)	(0.03)	(0.11)

Net loss	$(1.79)	$(1.22)	$(0.98)	$(17.98)	$(22.00)

Diluted loss per share attributable to Community Health Systems, Inc. common stockholders (1):
Continuing operations	$(1.78)	$(1.17)	$(0.96)	$(17.95)	$(21.89)
Discontinued operations	(0.01)	(0.06)	(0.02)	(0.03)	(0.11)

Net loss	$(1.79)	$(1.22)	$(0.98)	$(17.98)	$(22.00)

Weighted-average number of shares outstanding:
Basic	111,252,331	111,909,858	111,935,738	111,971,628	111,769,821
Diluted	111,252,331	111,909,858	111,935,738	111,971,628	111,769,821

(1)	Total per share amounts may not add due to rounding.
(2)	Total quarterly amounts may not add due to rounding.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

19. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Senior Notes due 2019, 2020 and 2022, which are senior unsecured obligations of CHS, the 5 1⁄8% Senior Secured Notes due 2021, and the 6 1⁄4% Senior Secured Notes due 2023 (collectively, “the Notes”) are guaranteed on a senior basis by the Company and by certain of its existing and subsequently acquired or organized 100% owned domestic subsidiaries. In addition, equity interests held by the Company in non-guarantor subsidiaries have been pledged as collateral under the Notes, except for equity interests held in three hospitals owned jointly with a non-profit, health organization. The Notes are fully and unconditionally guaranteed on a joint and several basis, with exceptions considered customary for such guarantees, limited to the release of the guarantee when a subsidiary guarantor’s capital stock is sold, or a sale of all of the subsidiary guarantor’s assets used in operations. The following condensed consolidating financial statements present Community Health Systems, Inc. (as parent guarantor), CHS (as the issuer), the subsidiary guarantors, the subsidiary non-guarantors and eliminations. These condensed consolidating financial statements have been prepared and presented in accordance with SEC Regulation S-X Rule 3-10 “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.”

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

The Company’s intercompany activity consists primarily of daily cash transfers for purposes of cash management, the allocation of certain expenses and expenditures paid for by the Parent on behalf of its subsidiaries, and the push down of investment in its subsidiaries. This activity also includes the intercompany transactions between consolidated entities as part of the ABL Facility and Receivables Facility that are further discussed in Note 7. The Company’s subsidiaries generally do not purchase services from one another; thus, the intercompany transactions do not represent revenue generating transactions. All intercompany transactions eliminate in consolidation.

From time to time, subsidiaries of the Company sell and/or repurchase noncontrolling interests in consolidated subsidiaries, which may change subsidiaries between guarantors and non-guarantors. Amounts for prior periods have been revised to reflect the status of guarantors and non-guarantors as of December 31, 2018.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Loss

Year Ended December 31, 2018

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
Net operating revenues	$-	$(5)	$8,712	$5,448	$-	$14,155
Operating costs and expenses:
Salaries and benefits	-	-	3,275	3,109	-	6,384
Supplies	-	-	1,547	808	-	2,355
Other operating expenses	-	-	2,378	1,118	-	3,496
Government and other legal settlements and related costs	-	-	11	-	-	11
Electronic health records incentive reimbursement	-	-	(1)	(3)	-	(4)
Rent	-	-	174	163	-	337
Depreciation and amortization	-	-	452	248	-	700
Impairment and (gain) loss on sale of businesses, net	-	29	333	306	-	668

Total operating costs and expenses	-	29	8,169	5,749	-	13,947

(Loss) income from operations	-	(34)	543	(301)	-	208
Interest expense, net	-	425	590	(39)	-	976
(Gain) loss from early extinguishment of debt	-	(32)	1	-	-	(31)
Equity in earnings of unconsolidated affiliates	788	414	318	-	(1,542)	(22)

Loss from continuing operations before income taxes	(788)	(841)	(366)	(262)	1,542	(715)
(Benefit from) provision for income taxes	-	(53)	13	29	-	(11)

Loss from continuing operations	(788)	(788)	(379)	(291)	1,542	(704)

Loss from discontinued operations, net of taxes	-	-	-	-	-	-

Net loss	(788)	(788)	(379)	(291)	1,542	(704)
Less: Net income attributable to noncontrolling interests	-	-	-	84	-	84

Net loss attributable to Community Health Systems, Inc. stockholders	$(788)	$(788)	$(379)	$(375)	$1,542	$(788)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Loss

Year Ended December 31, 2017

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
Operating revenues (net of contractual allowances and discounts)	$-	$(22)	$10,932	$7,488	$-	$18,398
Provision for bad debts	-	-	2,081	964	-	3,045

Net operating revenues	-	(22)	8,851	6,524	-	15,353
Operating costs and expenses:
Salaries and benefits	-	-	3,652	3,724	-	7,376
Supplies	-	-	1,651	1,021	-	2,672
Other operating expenses	-	-	2,447	1,417	-	3,864
Government and other legal settlements and related costs	-	-	(31)	-	-	(31)
Electronic health records incentive reimbursement	-	-	(12)	(16)	-	(28)
Rent	-	-	197	197	-	394
Depreciation and amortization	-	-	515	346	-	861
Impairment and (gain) loss on sale of businesses, net	-	-	1,219	904	-	2,123

Total operating costs and expenses	-	-	9,638	7,593	-	17,231

Loss from operations	-	(22)	(787)	(1,069)	-	(1,878)
Interest expense, net	-	327	610	(6)	-	931
Loss from early extinguishment of debt	-	40	-	-	-	40
Equity in earnings of unconsolidated affiliates	2,459	1,955	868	-	(5,298)	(16)

Loss from continuing operations before income taxes	(2,459)	(2,344)	(2,265)	(1,063)	5,298	(2,833)
Provision for (benefit from) income taxes	-	115	(314)	(250)	-	(449)

Loss from continuing operations	(2,459)	(2,459)	(1,951)	(813)	5,298	(2,384)
Discontinued operations, net of taxes:
Loss from operations of entities sold or held for sale	-	-	(4)	(2)	-	(6)
Impairment of hospitals sold or held for sale	-	-	(5)	(1)	-	(6)

Loss from discontinued operations, net of taxes	-	-	(9)	(3)	-	(12)

Net loss	(2,459)	(2,459)	(1,960)	(816)	5,298	(2,396)
Less: Net income attributable to noncontrolling interests	-	-	-	63	-	63

Net loss attributable to Community Health Systems, Inc. stockholders	$(2,459)	$(2,459)	$(1,960)	$(879)	$5,298	$(2,459)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Loss

Year Ended December 31, 2016

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
Operating revenues (net of contractual allowances and discounts)	$-	$(25)	$11,253	$10,047	$-	$21,275
Provision for bad debts	-	-	1,719	1,118	-	2,837

Net operating revenues	-	(25)	9,534	8,929	-	18,438
Operating costs and expenses:
Salaries and benefits	-	-	3,784	4,840	-	8,624
Supplies	-	-	1,681	1,330	-	3,011
Other operating expenses	-	-	2,291	1,957	-	4,248
Government and other legal settlements and related costs	-	-	16	-	-	16
Electronic health records incentive reimbursement	-	-	(36)	(34)	-	(70)
Rent	-	-	199	251	-	450
Depreciation and amortization	-	-	626	474	-	1,100
Impairment and (gain) loss on sale of businesses, net	-	-	1,262	657	-	1,919

Total operating costs and expenses	-	-	9,823	9,475	-	19,298

(Loss) income from operations	-	(25)	(289)	(546)	-	(860)
Interest expense, net	-	241	652	69	-	962
Loss from early extinguishment of debt	-	30	-	-	-	30
Gain on sale of investments in unconsolidated affiliates	-	-	(94)	-	-	(94)
Equity in earnings of unconsolidated affiliates	1,721	1,462	601	-	(3,827)	(43)

Loss from continuing operations before income taxes	(1,721)	(1,758)	(1,448)	(615)	3,827	(1,715)
(Benefit from) provision for income taxes	-	(37)	19	(86)	-	(104)

Loss from continuing operations	(1,721)	(1,721)	(1,467)	(529)	3,827	(1,611)
Discontinued operations, net of taxes:
Loss from operations of entities sold or held for sale	-	-	(9)	2	-	(7)
Impairment of hospitals sold or held for sale	-	-	(1)	(7)	-	(8)

Loss from discontinued operations, net of taxes	-	-	(10)	(5)	-	(15)

Net (loss) income	(1,721)	(1,721)	(1,477)	(534)	3,827	(1,626)
Less: Net income attributable to noncontrolling interests	-	-	-	95	-	95

Net (loss) income attributable to Community Health Systems, Inc. stockholders	$(1,721)	$(1,721)	$(1,477)	$(629)	$3,827	$(1,721)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Comprehensive Loss

Year Ended December 31, 2018

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
Net loss	$(788)	$(788)	$(379)	$(291)	$1,542	$(704)
Other comprehensive income (loss), net of income taxes:
Net change in fair value of interest rate swaps, net of tax	20	20	-	-	(20)	20
Net change in fair value of available-for-sale securities, net of tax	(2)	(2)	(2)	-	4	(2)
Amortization and recognition of unrecognized pension cost components, net of tax	(1)	(1)	(1)	-	2	(1)

Other comprehensive income	17	17	(3)	-	(14)	17

Comprehensive loss	(771)	(771)	(382)	(291)	1,528	(687)
Less: Comprehensive income attributable to noncontrolling interests	-	-	-	84	-	84

Comprehensive loss attributable to
Community Health Systems, Inc. stockholders	$(771)	$(771)	$(382)	$(375)	$1,528	$(771)

Condensed Consolidating Statement of Comprehensive Loss

Year Ended December 31, 2017

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
Net loss	$(2,459)	$(2,459)	$(1,960)	$(816)	$5,298	$(2,396)
Other comprehensive income (loss), net of income taxes:
Net change in fair value of interest rate swaps, net of tax	19	19	-	-	(19)	19
Net change in fair value of available-for-sale securities, net of tax	8	8	8	-	(16)	8
Amortization and recognition of unrecognized pension cost components, net of tax	14	14	14	-	(28)	14

Other comprehensive income	41	41	22	-	(63)	41

Comprehensive loss	(2,418)	(2,418)	(1,938)	(816)	5,235	(2,355)
Less: Comprehensive income attributable to noncontrolling interests	-	-	-	63	-	63

Comprehensive loss attributable to Community Health Systems, Inc. stockholders	$(2,418)	$(2,418)	$(1,938)	$(879)	$5,235	$(2,418)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Comprehensive Loss

Year Ended December 31, 2016

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
Net loss	$(1,721)	$(1,721)	$(1,477)	$(534)	$3,827	$(1,626)
Other comprehensive income (loss), net of income taxes:
Net change in fair value of interest rate swaps, net of tax	17	17	-	-	(17)	17
Net change in fair value of available-for-sale securities, net of tax	(11)	(11)	(11)	-	22	(11)
Amortization and recognition of unrecognized pension cost components, net of tax	3	3	3	-	(6)	3

Other comprehensive income (loss)	9	9	(8)	-	(1)	9

Comprehensive loss	(1,712)	(1,712)	(1,485)	(534)	3,826	(1,617)
Less: Comprehensive income attributable to noncontrolling interests	-	-	-	95	-	95

Comprehensive loss attributable to
Community Health Systems, Inc. stockholders	$(1,712)	$(1,712)	$(1,485)	$(629)	$3,826	$(1,712)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Balance Sheet

December 31, 2018

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$-	$-	$135	$61	$-	$196
Patient accounts receivable	-	-	1,972	380	-	2,352
Supplies	-	-	261	141	-	402
Prepaid income taxes	3	-	-	-	-	3
Prepaid expenses and taxes	-	-	132	64	-	196
Other current assets	-	-	120	280	-	400

Total current assets	3	-	2,620	926	-	3,549

Intercompany receivable	-	12,698	4,875	6,316	(23,889)	-

Property and equipment, net	-	-	3,992	2,147	-	6,139

Goodwill	-	-	2,760	1,799	-	4,559

Deferred income taxes	69	-	-	-	-	69

Other assets, net	-	25	956	562	-	1,543

Net investment in subsidiaries	-	21,519	11,698	-	(33,217)	-

Total assets	$72	$34,242	$26,901	$11,750	$(57,106)	$15,859

LIABILITIES AND DEFICIT
Current liabilities:
Current maturities of long-term debt	$-	$155	$22	$27	$-	$204
Accounts payable	-	-	593	294	-	887
Accrued interest	-	206	-	-	-	206
Accrued liabilities	-	-	635	460	-	1,095

Total current liabilities	-	361	1,250	781	-	2,392

Long-term debt	-	13,167	147	78	-	13,392

Intercompany payable	1,572	22,178	24,646	11,819	(60,215)	-

Deferred income taxes	26	-	-	-	-	26

Other long-term liabilities	9	2	714	283	-	1,008

Total liabilities	1,607	35,708	26,757	12,961	(60,215)	16,818

Redeemable noncontrolling interests in equity of consolidated subsidiaries	-	-	-	504	-	504

Deficit:
Community Health Systems, Inc. stockholders’ deficit:
Common stock	1	-	-	-	-	1
Additional paid-in capital	2,017	(327)	162	(566)	731	2,017
Accumulated other comprehensive loss	(10)	(10)	(5)	(9)	24	(10)
(Accumulated deficit) retained earnings	(3,543)	(1,129)	(13)	(1,212)	2,354	(3,543)

Total Community Health Systems, Inc. stockholders’ (deficit) equity	(1,535)	(1,466)	144	(1,787)	3,109	(1,535)
Noncontrolling interests in equity of consolidated subsidiaries	-	-	-	72	-	72

Total (deficit) equity	(1,535)	(1,466)	144	(1,715)	3,109	(1,463)

Total liabilities and deficit	$72	$34,242	$26,901	$11,750	$(57,106)	$15,859

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Balance Sheet

December 31, 2017

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$-	$-	$499	$64	$-	$563
Patient accounts receivable, net of allowance for doubtful accounts	-	-	1,938	446	-	2,384
Supplies	-	-	291	153	-	444
Prepaid income taxes	17	-	-	-	-	17
Prepaid expenses and taxes	-	-	148	50	-	198
Other current assets	-	-	149	313	-	462

Total current assets	17	-	3,025	1,026	-	4,068

Intercompany receivable	-	13,369	5,794	7,102	(26,265)	-

Property and equipment, net	-	-	4,489	2,563	-	7,052

Goodwill	-	-	2,882	1,841	-	4,723

Deferred income taxes	62	-	-	-	-	62

Other assets, net	15	39	1,728	806	(1,043)	1,545

Net investment in subsidiaries	-	21,605	11,126	-	(32,731)	-

Total assets	$94	$35,013	$29,044	$13,338	$(60,039)	$17,450

LIABILITIES AND DEFICIT
Current liabilities:
Current maturities of long-term debt	$-	$-	$25	$8	$-	$33
Accounts payable	-	-	670	297	-	967
Accrued interest	-	228	1	-	-	229
Accrued liabilities	-	-	651	476	-	1,127

Total current liabilities	-	228	1,347	781	-	2,356

Long-term debt	-	12,998	779	103	-	13,880

Intercompany payable	833	21,458	24,600	12,915	(59,806)	-

Deferred income taxes	19	-	-	-	-	19

Other long-term liabilities	9	1,018	1,031	344	(1,042)	1,360

Total liabilities	861	35,702	27,757	14,143	(60,848)	17,615

Redeemable noncontrolling interests in equity of consolidated subsidiaries	-	-	-	527	-	527

Deficit:
Community Health Systems, Inc. stockholders’ deficit:
Common stock	1	-	-	-	-	1
Additional paid-in capital	2,014	(252)	963	(529)	(182)	2,014
Accumulated other comprehensive loss	(21)	(21)	(5)	(4)	30	(21)
(Accumulated deficit) retained earnings	(2,761)	(416)	329	(874)	961	(2,761)

Total Community Health Systems, Inc. stockholders’ (deficit) equity	(767)	(689)	1,287	(1,407)	809	(767)
Noncontrolling interests in equity of consolidated subsidiaries	-	-	-	75	-	75

Total (deficit) equity	(767)	(689)	1,287	(1,332)	809	(692)

Total liabilities and deficit	$94	$35,013	$29,044	$13,338	$(60,039)	$17,450

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2018

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
Net cash provided by (used in) operating activities	$40	$(409)	$319	$324	$-	$274

Cash flows from investing activities:
Acquisitions of facilities and other related businesses	-	-	(3)	(23)	-	(26)
Purchases of property and equipment	-	-	(410)	(117)	-	(527)
Proceeds from disposition of hospitals and other ancillary operations	-	-	185	220	-	405
Proceeds from sale of property and equipment	-	-	2	6	-	8
Purchases of available-for-sale securities and equity securities	-	-	(54)	(24)	-	(78)
Proceeds from sales of available-for-sale securities and equity securities	-	-	79	35	-	114
Increase in other investments	-	(7)	(109)	(25)	-	(141)

Net cash used in investing activities	-	(7)	(310)	72	-	(245)

Cash flows from financing activities:
Repurchase of restricted stock shares for payroll tax withholding requirements	(1)	-	-	-	-	(1)
Deferred financing costs and other debt-related costs	-	(96)	-	-	-	(96)
Proceeds from noncontrolling investors in joint ventures	-	-	-	3	-	3
Redemption of noncontrolling investments in joint ventures	-	-	-	(31)	-	(31)
Distributions to noncontrolling investors in joint ventures	-	-	-	(96)	-	(96)
Changes in intercompany balances with affiliates, net	(39)	99	207	(267)	-	-
Borrowings under credit agreements	-	-	28	-	-	28
Issuance of long-term debt	-	1,033	-	-	-	1,033
Proceeds from ABL and receivables facility	-	748	49	-	-	797
Repayments of long-term indebtedness	-	(1,368)	(657)	(8)	-	(2,033)

Net cash (used in) provided by financing activities	(40)	416	(373)	(399)	-	(396)

Net change in cash and cash equivalents	-	-	(364)	(3)	-	(367)
Cash and cash equivalents at beginning of period	-	-	499	64	-	563

Cash and cash equivalents at end of period	$-	$-	$135	$61	$-	$196

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2017

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
Net cash (used in) provided by operating activities	$(12)	$(317)	$727	$375	$-	$773

Cash flows from investing activities:
Acquisitions of facilities and other related businesses	-	-	(1)	(5)	-	(6)
Purchases of property and equipment	-	-	(367)	(197)	-	(564)
Proceeds from disposition of hospitals and other ancillary operations	-	-	596	1,096	-	1,692
Proceeds from sale of property and equipment	-	-	4	3	-	7
Purchases of available-for-sale securities	-	-	(91)	(34)	-	(125)
Proceeds from sales of available-for-sale securities	-	-	172	36	-	208
Investment in other non-operating assets	-	-	(106)	(37)	-	(143)

Net cash used in investing activities	-	-	207	862	-	1,069

Cash flows from financing activities:
Repurchase of restricted stock shares for payroll tax withholding requirements	(5)	-	-	-	-	(5)
Deferred financing costs and other debt-related costs	-	(65)	(1)	-	-	(66)
Proceeds from noncontrolling investors in joint ventures	-	-	-	5	-	5
Redemption of noncontrolling investments in joint ventures	-	-	-	(6)	-	(6)
Distributions to noncontrolling investors in joint ventures	-	-	-	(100)	-	(100)
Changes in intercompany balances with affiliates, net	17	1,565	(437)	(1,145)	-	-
Borrowings under credit agreements	-	795	30	16	-	841
Issuance of long-term debt	-	3,100	-	-	-	3,100
Proceeds from ABL and receivables facility	-	-	105	-	-	105
Repayments of long-term indebtedness	-	(5,078)	(291)	(22)	-	(5,391)

Net cash provided by (used in) financing activities	12	317	(594)	(1,252)	-	(1,517)

Net change in cash and cash equivalents	-	-	340	(15)	-	325
Cash and cash equivalents at beginning of period	-	-	159	79	-	238

Cash and cash equivalents at end of period	$-	$-	$499	$64	$-	$563

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2016

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
Net cash provided by (used in) operating activities	$14	$(335)	$1,074	$384	$-	$1,137

Cash flows from investing activities:
Acquisitions of facilities and other related businesses	-	-	(99)	(24)	-	(123)
Purchases of property and equipment	-	-	(476)	(268)	-	(744)
Proceeds from disposition of hospitals and other ancillary operations	-	-	14	129	-	143
Proceeds from sale of property and equipment	-	-	6	9	-	15
Purchases of available-for-sale securities	-	-	(263)	(242)	-	(505)
Proceeds from sales of available-for-sale securities	-	-	218	246	-	464
Proceeds from sale of investments in unconsolidated affiliates	-	-	403	-	-	403
Distribution from Quorum Health Corporation	-	1,219	-	-	-	1,219
Increase in other investments	-	-	(156)	(86)	-	(242)

Net cash provided by (used in) investing activities	-	1,219	(353)	(236)	-	630

Cash flows from financing activities:
Repurchase of restricted stock shares for payroll tax withholding requirements	(6)	-	-	-	-	(6)
Deferred financing costs and other debt-related costs	-	(26)	-	-	-	(26)
Redemption of noncontrolling investments in joint ventures	-	-	-	(19)	-	(19)
Distributions to noncontrolling investors in joint ventures	-	-	-	(92)	-	(92)
Changes in intercompany balances with affiliates, net	(8)	801	(708)	(85)	-	-
Proceeds from sale-lease back	-	-	147	12	-	159
Borrowings under credit agreements	-	4,848	30	1	-	4,879
Proceeds from receivables facility	-	-	107	-	-	107
Repayments of long-term indebtedness	-	(6,507)	(193)	(15)	-	(6,715)

Net cash provided by (used in) financing activities	(14)	(884)	(617)	(198)	-	(1,713)

Net change in cash and cash equivalents	-	-	104	(50)	-	54
Cash and cash equivalents at beginning of period	-	-	55	129	-	184

Cash and cash equivalents at end of period	$-	$-	$159	$79	$-	$238

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. We have concluded that our internal control over financial reporting was effective as of December 31, 2018, based on these criteria.

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

To the Stockholders and the Board of Directors of

Community Health Systems, Inc.

Franklin, Tennessee

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Community Health Systems, Inc., and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2018, of the Company and our reports dated February 21, 2019, expressed an unqualified opinion on those financial statements and schedule.

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

February 21, 2019

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

The committee report of the Audit and Compliance Committee of the Board of Directors is presented below. The other information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Stockholders of the Company scheduled to be held on May 14, 2019, under “General Information,” “Members of the Board of Directors,” “Information About our Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

Based on the Audit and Compliance Committee’s discussions with management and the independent registered public accounting firm and the Audit and Compliance Committee’s review of the representations of management and the materials it received from the independent registered public accounting firm as described above, the Audit and Compliance Committee recommended to the Board of Directors that the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for filing with the SEC.

This report is respectfully submitted by the Audit and Compliance Committee of the Board of Directors.

THE AUDIT AND COMPLIANCE COMMITTEE

John A. Clerico

Michael Dinkins

James S. Ely III, Chair

H. James Williams, Ph.D.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Stockholders of the Company scheduled to be held on May 14, 2019 under “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Non-Management Director Compensation,” and “Compensation Committee Report.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Stockholders of the Company scheduled to be held on May 14, 2019 under “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Stockholders of the Company scheduled to be held on May 14, 2019 under “General Information” and “Relationships and Certain Transactions Between the Company and Its Officers, Directors and 5% Beneficial Owners and Their Family Members.”

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Stockholders of the Company scheduled to be held on May 14, 2019 under “Fees Paid to Auditors” and “Pre-Approval of Audit and Non-Audit Services.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Item 15(a) 1. Financial Statements

Reference is made to the index of financial statements and supplementary data under Item 8 in Part II.

Item 15(a) 2. Financial Statement Schedules

The following financial statement schedule is filed as part of this Form 10-K at page 192 hereof:

Schedule II — Valuation and Qualifying Accounts

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

Item 15(a) 3. Exhibits

The following exhibits are either filed with this Report or incorporated herein by reference.

No.	Description

2.1	Agreement and Plan of Merger, dated as of July 29, 2013, by and among Health Management Associates, Inc., Community Health Systems, Inc. and FWCT-2 Acquisition Corporation (incorporated by reference to Exhibit 2.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 30, 2013 (No. 001-15925))

2.2	Amendment and Consent to Agreement and Plan of Merger, dated as of September 24, 2013, by and among Health Management Associates, Inc., Community Health Systems, Inc. and FWCT-2 Acquisition Corporation (incorporated by reference to Exhibit 2.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed September 25, 2013 (No. 001-15925))

2.3	Separation and Distribution Agreement, dated April 29, 2016, by and between Community Health Systems, Inc. and Quorum Health Corporation (incorporated by reference to Exhibit 2.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed May 2, 2016 (No. 001-15925))

2.4	Tax Matters Agreement, dated April 29, 2016, by and between Community Health Systems, Inc. and Quorum Health Corporation (incorporated by reference to Exhibit 2.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed May 2, 2016 (No. 001-15925))

2.5	Employee Matters Agreement, dated April 29, 2016, by and between Community Health Systems, Inc. and Quorum Health Corporation (incorporated by reference to Exhibit 2.3 to Community Health Systems, Inc.’s Current Report on Form 8-K filed May 2, 2016 (No. 001-15925))

2.6	Amendment to the Employee Matters Agreement, effective as of April 29, 2016, by and between Community Health Systems, Inc. and Quorum Health Corporation (incorporated by reference to Exhibit 2.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 filed November 2, 2016 (No. 001-15925))

3.1	Form of Restated Certificate of Incorporation of Community Health Systems, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to Community Health Systems, Inc.’s Registration Statement on Form S-1/A filed June 8, 2000 (No. 333-31790))

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Community Health Systems, Inc., dated May 18, 2010 (incorporated by reference to Exhibit 3.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed May 20, 2010 (No. 001-15925))

No.	Description

3.3	Amended and Restated By-laws of Community Health Systems, Inc. (as of December 7, 2016) (incorporated by reference to Exhibit 3.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed December 12, 2016 (No. 001-15925))

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed May 7, 2014 (No. 001-15925))

4.2	Senior Notes Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of November 22, 2011, by and among CHS/Community Health Systems, Inc., the Guarantors party thereto and Regions Bank, as successor Trustee (incorporated by reference to Exhibit 4.6 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011 filed February 23, 2012 (No. 001-15925))

4.3	Form of 8.000% Senior Note due 2019 (included in Exhibit 4.2)

4.4	Registration Rights Agreement relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of November 22, 2011, by and among CHS/Community Health Systems, Inc., the Guarantors party thereto and the Initial Purchasers (incorporated by reference to Exhibit 4.8 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011 filed February 23, 2012 (No. 001-15925))

4.5	First Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of January 31, 2012, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.35 to Community Health Systems, Inc.’s Registration Statement on Form S-4/A filed April 2, 2012 (No. 333-180265))

4.6	Second Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of March 31, 2012, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.36 to Community Health Systems, Inc.’s Registration Statement on Form S-4/A filed April 2, 2012 (No. 333-180265))

4.7	Third Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of May 15, 2012, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 18, 2012 (No. 001-15925))

4.8	Fourth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of September 30, 2012, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as successor Trustee (incorporated by reference to Exhibit 4.5 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed November 1, 2012 (No. 001-15925))

4.9	Fifth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of March 31, 2013, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as successor Trustee (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed April 30, 2013 (No. 001-15925))

4.10	Sixth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of September 30, 2013, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as successor Trustee (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed October 31, 2013 (No. 001-15925))

No.	Description

4.11	Seventh Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of February 12, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as successor Trustee (incorporated by reference to Exhibit 4.12 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 filed February 26, 2014 (No. 001-15925))

4.12	Eighth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of June 30, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as successor Trustee (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed August 1, 2014 (No. 001-15925))

4.13	Ninth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of December 1, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as successor Trustee (incorporated by reference to Exhibit 4.14 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014 filed February 25, 2015 (No. 001-15925))

4.14	Tenth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of March 31, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as successor Trustee (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed May 6, 2015 (No. 001-15925))

4.15	Eleventh Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of June 30, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as successor Trustee (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed August 4, 2015 (No. 001-15925))

4.16	Twelfth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of September 30, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as successor Trustee (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed November 3, 2015 (No. 001-15925))

4.17	Thirteenth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of December 31, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as successor Trustee (incorporated by reference to Exhibit 4.17 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015 filed February 17, 2016 (No. 001-15925))

4.18	Fourteenth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of March 31, 2016, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as successor Trustee (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed May 3, 2016 (No. 001-15925))

4.19	Fifteenth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of September 30, 2016, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as successor Trustee (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 filed November 2, 2016 (No. 001-15925))

No.	Description

4.20	Sixteenth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of April 12, 2018, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as successor Trustee (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed May 2, 2018 (No. 001-15925))

4.21	Seventeenth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of October 3, 2018, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as successor Trustee (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 filed October 30, 2018 (No. 001-15925))

4.22	Senior Notes Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of July 18, 2012, by and among CHS/Community Health Systems, Inc., the Guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 18, 2012 (No. 001-15925))

4.23	Form of 7.125% Senior Note due 2020 (included in Exhibit 4.22)

4.24	First Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of September 30, 2012, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.6 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed November 1, 2012 (No. 001-15925))

4.25	Second Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of March 31, 2013, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed April 30, 2013 (No. 001-15925))

4.26	Third Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of September 30, 2013, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed October 31, 2013 (No. 001-15925))

4.27	Fourth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of February 12, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.19 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 filed February 26, 2014 (No. 001-15925))

4.28	Fifth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of June 30, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed August 1, 2014 (No. 001-15925))

4.29	Sixth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of December 1, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.23 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014 filed February 25, 2015 (No. 001-15925))

No.	Description

4.30	Seventh Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of March 31, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed May 6, 2015 (No. 001-15925))

4.31	Eighth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of June 30, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed August 4, 2015 (No. 001-15925))

4.32	Ninth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of September 30, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed November 3, 2015 (No. 001-15925))

4.33	Tenth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of December 31, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.29 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015 filed February 17, 2016 (No. 001-15925))

4.34	Eleventh Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of March 31, 2016, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed May 3, 2016 (No. 001-15925))

4.35	Twelfth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of September 30, 2016, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30 , 2016 filed November 2, 2016 (No. 001-15925))

4.36	Thirteenth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of April 12, 2018, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed May 2, 2018 (No. 001-15925))

4.37	Fourteenth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of October 3, 2018, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 filed October 30, 2018 (No. 001-15925))

4.38	Senior Secured Notes Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2021, dated as of January 27, 2014, by and among FWCT-2 Escrow Corporation, Regions Bank, as Trustee, and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 28, 2014 (No. 001-15925))

4.39	Form of 5.125% Senior Secured Note due 2021 (included in Exhibit 4.38)

No.	Description

4.40	First Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2021, dated as of January 27, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee, and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 28, 2014 (No. 001-15925))

4.41	Second Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2021, dated as of June 30, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed August 1, 2014 (No. 001-15925))

4.42	Third Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2021, dated as of December 1, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.41 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014 filed February 25, 2015 (No. 001-15925))

4.43	Fourth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2021, dated as of March 31, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed May 6, 2015 (No. 001-15925))

4.44	Fifth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2021, dated as of June 30, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed August 4, 2015 (No. 001-15925))

4.45	Sixth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2021, dated as of September 30, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed November 3, 2015 (No. 001-15925))

4.46	Seventh Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2021, dated as of December 31, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.54 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015 filed February 17, 2016 (No. 001-15925))

4.47	Eighth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2021, dated as of March 31, 2016, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed May 3, 2016 (No. 001-15925))

No.	Description

4.48	Ninth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2021, dated as of September 30, 2016, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 filed November 2, 2016 (No. 001-15925))

4.49	Tenth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2021, dated as of April 12, 2018, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.3 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed May 2, 2018 (No. 001-15925))

4.50	Eleventh Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2021, dated as of October 3, 2018, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.3 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 filed October 30, 2018 (No. 001-15925))

4.51	Senior Notes Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Notes due 2022, dated as of January 27, 2014, by and among FWCT-2 Escrow Corporation and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.3 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 28, 2014 (No. 001-15925))

4.52	Form of 6.875% Senior Note due 2022 (included in Exhibit 4.51)

4.53	First Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Notes due 2022, dated as of January 27, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 28, 2014 (No. 001-15925))

4.54	Second Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Notes due 2022, dated as of June 30, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.5 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed August 1, 2014 (No. 001-15925))

4.55	Third Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Notes due 2022, dated as of December 1, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.46 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014 filed February 25, 2015 (No. 001-15925))

4.56	Fourth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Notes due 2022, dated as of March 31, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.5 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed May 6, 2015 (No. 001-15925))

4.57	Fifth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Notes due 2022, dated as of June 30, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.5 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed August 4, 2015 (No. 001-15925))

No.	Description

4.58	Sixth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Notes due 2022, dated as of September 30, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.5 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed November 3, 2015 (No. 001-15925))

4.59	Seventh Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Notes due 2022, dated as of December 31, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.63 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015 filed February 17, 2016 (No. 001-15925))

4.60	Eighth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Notes due 2022, dated as of March 31, 2016, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.5 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed May 3, 2016 (No. 001-15925))

4.61	Ninth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Notes due 2022, dated as of September 30, 2016, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.5 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 filed November 2, 2016 (No. 001-15925))

4.62	Tenth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Notes due 2022, dated as of April 12, 2018, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed May 2, 2018 (No. 001-15925))

4.63	Eleventh Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Notes due 2022, dated as of October 3, 2018, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 filed October 30, 2018 (No. 001-15925))

4.64	Senior Secured Notes Indenture relating to CHS/Community Health Systems, Inc.’s 6.250% Senior Secured Notes due 2023, dated as of March 16, 2017, by and among CHS/Community Health Systems, Inc. and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed March 16, 2017 (No. 001-15925))

4.65	Form of 6.250% Senior Secured Note due 2023 (included in Exhibit 4.64)

4.66	First Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.250% Senior Secured Notes due 2023, dated March 16, 2017, by and among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the Guarantors party thereto, Regions Bank, as Trustee, and Credit Suisse AG, as collateral agent (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed March 16, 2017 (No. 001-15925))

4.67	Second Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.250% Senior Secured Notes due 2023, dated May 12, 2017, by and among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the Guarantors party thereto, Regions Bank, as Trustee, and Credit Suisse AG, as collateral agent (incorporated by reference to Exhibit 4.3 to Community Health Systems, Inc.’s Current Report on Form 8-K filed May 12, 2017 (No. 001-15925))

No.	Description

4.68	Third Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.250% Senior Secured Notes due 2023, dated as of April 12, 2018, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.5 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed May 2, 2018 (No. 001-15925))

4.69	Fourth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.250% Senior Secured Notes due 2023, dated as of October 3, 2018, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.5 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 filed October 30, 2018 (No. 001-15925))

4.70	Indenture, dated as of June 22, 2018, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and as Junior-Priority Collateral Agent, relating to the Junior-Priority Secured Notes due 2023 (incorporated by reference to Exhibit 4.01 to Community Health Systems, Inc.’s Current Report on Form 8-K filed June 25, 2018 (No. 001-15925))

4.71	Form of Junior-Priority Secured Note due 2023 (included in Exhibit 4.70)

4.72	First Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s Junior-Priority Secured Notes due 2023, dated as of October 3, 2018, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, and Regions Bank, as Trustee and as Junior-Priority Collateral Agent (incorporated by reference to Exhibit 4.6 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 filed October 30, 2018 (No. 001-15925))

4.73	Indenture, dated as of June 22, 2018, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and as Junior-Priority Collateral Agent, relating to the 8.125% Junior-Priority Secured Notes due 2024 (incorporated by reference to Exhibit 4.02 to Community Health Systems, Inc.’s Current Report on Form 8-K filed June 25, 2018 (No. 001-15925))

4.74	Form of 8.125% Junior-Priority Secured Note due 2024 (included in Exhibit 4.73)

4.75	First Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.125% Junior-Priority Secured Notes due 2024, dated as of October 3, 2018, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, and Regions Bank, as Trustee and as Junior-Priority Collateral Agent (incorporated by reference to Exhibit 4.7 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 filed October 30, 2018 (No. 001-15925))

4.76	Indenture, dated as of July 6, 2018, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as trustee, and Credit Suisse AG, as collateral agent, relating to the 8.625% Senior Secured Notes due 2024 (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 6, 2018 (No. 001-15925))

4.77	Form of 8.625% Senior Secured Note due 2024 (included in Exhibit 4.76)

4.78	First Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.625% Senior Secured Notes due 2024, dated as of October 3, 2018, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.8 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 filed October 30, 2018 (No. 001-15925))

No.	Description

4.79	Amendment No. 1 and Reaffirmation Agreement, dated as of August 17, 2012, relating to the Amended and Restated Guarantee and Collateral Agreement, dated as of July 25, 2007, as amended and restated as of November 5, 2010, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the guarantors party thereto, and Credit Suisse AG, as Collateral Trustee (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed November 1, 2012 (No. 001-15925))

4.80	First Lien Intercreditor Agreement, dated as of August 17, 2012, among Credit Suisse AG, as Collateral Agent, Credit Suisse AG, as authorized representative, Regions Bank, as Trustee and authorized representative, and the additional authorized representatives party thereto (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed November 1, 2012 (No. 001-15925))

4.81	Secured Notes Registration Rights Agreement, dated as of January 27, 2014, by and among FWCT-2 Escrow Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse Securities (USA) LLC, each as a representative of the initial purchasers (incorporated by reference to Exhibit 4.5 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 28, 2014 (No. 001-15925))

4.82	Unsecured Notes Registration Rights Agreement, dated as of January 27, 2014, by and among FWCT-2 Escrow Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse Securities (USA) LLC, each as a representative of the initial purchasers (incorporated by reference to Exhibit 4.6 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 28, 2014 (No. 001-15925))

4.83	Secured Notes Registration Rights Agreement Joinder, dated as of January 27, 2014, by and among CHS/Community Health Systems, Inc., the subsidiaries party thereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse Securities (USA) LLC, each as a representative of the initial purchasers thereto (incorporated by reference to Exhibit 4.7 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 28, 2014 (No. 001-15925))

4.84	Unsecured Notes Registration Rights Agreement Joinder, dated as of January 27, 2014, by and among CHS/Community Health Systems, Inc., the subsidiaries party thereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse Securities (USA) LLC, each as a representative of the initial purchasers (incorporated by reference to Exhibit 4.8 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 28, 2014 (No. 001-15925))

4.85	Amended and Restated ABL Intercreditor Agreement, dated as of June 22, 2018, among JPMorgan Chase Bank, N.A., as ABL Agent, Credit Suisse AG, as Senior-Priority Collateral Agent, Credit Suisse AG, as Senior-Priority Non-ABL Loan Agent, Regions Bank, as 2021 Secured Notes Trustee, as 2023 Secured Notes Trustee, as Junior-Priority Collateral Agent and as Trustee under the Indentures, CHS/Community Health Systems, Inc., Community Health Systems, Inc., the subsidiary guarantors party thereto and each additional agent from time to time party thereto (incorporated by reference to Exhibit 4.04 to Community Health Systems, Inc.’s Current Report on Form 8-K filed June 25, 2018 (No. 001-15925))

4.86	Junior-Priority Collateral Agreement, dated as of June 22, 2018, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the subsidiaries party thereto and Regions Bank, as junior-priority collateral agent (incorporated by reference to Exhibit 4.03 to Community Health Systems, Inc.’s Current Report on Form 8-K filed June 25, 2018 (No. 001-15925))

No.	Description

4.87	Senior-Junior Lien Intercreditor Agreement, dated as of June 22, 2018, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the subsidiaries party thereto, Credit Suisse AG, Cayman Islands Branch, as initial Senior-Priority Collateral Agent, Regions Bank, as initial Junior-Priority Collateral Agent and each additional agent from time to time party thereto (incorporated by reference to Exhibit 4.05 to Community Health Systems, Inc.’s Current Report on Form 8-K filed June 25, 2018 (No. 001-15925))

4.88	Junior-Priority Lien Pari Passu Intercreditor Agreement, dated as of June 22, 2018, among Regions Bank, as Collateral Agent, Regions Bank, in its capacity as Trustee under the 2023 Notes Indenture, Regions Bank, in its capacity as Trustee under the 2024 Notes Indenture and each additional authorized representative from time to time party thereto (incorporated by reference to Exhibit 4.06 to Community Health Systems, Inc.’s Current Report on Form 8-K filed June 25, 2018 (No. 001-15925))

4.89	ABL Intercreditor Agreement, dated as of April 3, 2018, among JPMorgan Chase Bank, N.A. as ABL Agent, Credit Suisse AG, as Senior Priority Non-ABL Loan Agent, Regions Bank as 2021 Secured Notes Trustee and 2023 Secured Notes Trustee, each additional agent from time to time party thereto, CHS/Community Health Systems, Inc. as Borrower, Community Health Systems, Inc., as Parent, and the subsidiaries of Borrower from time to time party thereto (incorporated by reference to Exhibit 4.6 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed May 2, 2018 (No. 001-15925))

10.1	Amended and Restated Guarantee and Collateral Agreement, dated as of July 25, 2007, as amended and restated as of November 5, 2010, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the subsidiaries of CHS/Community Health Systems, Inc. from time to time party thereto and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 10.3 to Community Health Systems, Inc.’s Current Report on Form 8-K filed November 9, 2010 (No. 001-15925))

10.2	Fourth Amendment and Restatement Agreement, dated as of March 23, 2018, to the Credit Agreement dated as of July 25, 2007, as amended and restated as of November 5, 2010, February 2, 2012 and January 27, 2014, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the subsidiary guarantors party thereto, the lenders party thereto and Credit Suisse, AG, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed March 26, 2018 (No. 001-15925))

10.3	Amendment No. 1, dated February 15, 2019, to the Credit Agreement dated as of as of July 25, 2007, as amended and restated as of November 5, 2010, February 2, 2012, January 27, 2014, and March 23, 2018, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the subsidiary guarantors party thereto, the lenders party thereto and Credit Suisse, AG, Cayman Islands Branch, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed February 20, 2019 (No. 001-15925))

10.4	ABL Credit Agreement, dated as of April 3, 2018, among CHS/Community Health Systems, Inc., as the Borrower, Community Health Systems, Inc., as the Parent, the subsidiaries of the Borrower party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed April 3, 2018 (No. 001-15925))

No.	Description

10.5	Amendment No. 1 to ABL Credit Agreement, dated as of May 3, 2018, among CHS/Community Health Systems, Inc., as the Borrower, Community Health Systems, Inc., as the Parent, the subsidiaries of the Borrower party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.4 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed July 27, 2018 (No. 001-15925))

10.6	Guarantee and Collateral Agreement to ABL Credit Agreement, dated as of April 3, 2018, among CHS/Community Health Systems, Inc., as the Borrower, Community Health Systems, Inc., as the Parent, the subsidiaries of the Borrower party thereto, and JPMorgan Chase Bank, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.4 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed May 2, 2018 (No. 001-15925))

10.7†	Form of Indemnification Agreement between Community Health Systems, Inc. and its directors and executive officers (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to Community Health Systems, Inc.’s Registration Statement on Form S-1/A filed May 2, 2000 (No. 333-31790))

10.8†	CHS/Community Health Systems, Inc. Amended and Restated Supplemental Executive Retirement Plan, as amended and restated as of January 1, 2009 (incorporated by reference to Exhibit 10.13 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

10.9†	Amendment No. 1, dated as of September 13, 2011, to the CHS/Community Health Systems, Inc. Amended and Restated Supplemental Executive Retirement Plan, as amended and restated as of January 1, 2009 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed October 28, 2011 (No. 001-15925))

10.10†	Amendment No. 2, dated as of January 1, 2014, to the CHS/Community Health Systems, Inc. Amended and Restated Supplemental Executive Retirement Plan, as amended and restated as of January 1, 2009 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed May 7, 2014 (No. 001-15925))

10.11†	CHS/Community Health Systems, Inc. 2018 Supplemental Executive Retirement Plan, executed on May 15, 2018 and effective January 1, 2018 (incorporated by reference to Exhibit 10.5 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed July 27, 2018 (No. 001-15925))

10.12†	Community Health Systems Supplemental Executive Benefits, amended and restated effective April 1, 2015(incorporated by reference to Exhibit 10.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed August 4, 2015 (No. 001-15925))

10.13†	Supplemental Executive Retirement Plan Trust, dated June 1, 2005, by and between CHS/Community Health Systems, Inc., as grantor, and Wachovia Bank, N.A., as Trustee (incorporated by reference to Exhibit 10.3 to Community Health Systems, Inc.’s Current Report on Form 8-K filed June 1, 2005 (No. 001-15925))

10.14†	CHS/Community Health Systems, Inc. Deferred Compensation Plan, amended and restated effective January 1, 2014 (incorporated by reference to Exhibit 10.25 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 filed February 26, 2014 (No. 001-15925))

No.	Description

10.15†	Community Health Systems Deferred Compensation Plan Trust, amended and restated effective February 26, 1999 (incorporated by reference to Exhibit 10.18 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 filed March 27, 2003 (No. 001-15925))

10.16†	CHS NQDCP, effective as of September 1, 2009 (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Registration Statement on Form S-8 filed December 11, 2009 (No. 333-163691))

10.17†	CHS NQDCP Adoption Agreement, executed as of August 11, 2009 (incorporated by reference to Exhibit 4.3 to Community Health Systems, Inc.’s Registration Statement on Form S-8 filed December 11, 2009 (No. 333-163691))

10.18†	Guarantee, dated December 9, 2009, made by Community Health Systems, Inc. in favor of CHS/Community Health Systems, Inc. with respect to CHS/Community Health Systems, Inc.’s payment obligations under the CHS/Community Health Systems, Inc. Deferred Compensation Plan and the NQDCP (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.’s Registration Statement on Form S-8 filed December 11, 2009 (No. 333-163691))

10.19†	Community Health Systems, Inc. 2004 Employee Performance Incentive Plan, as amended and restated as of February 26, 2014 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed August 1, 2014 (No. 001-15925))

10.20†	Amendment No. 1, dated February 22, 2017, to Community Health Systems, Inc. 2004 Employee Performance Incentive Plan, as amended and restated as of February 26, 2014 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 filed May 2, 2017 (No. 001-15925))

10.21†	Community Health Systems, Inc. Directors’ Fees Deferral Plan, as amended and restated as of December 10, 2008 (incorporated by reference to Exhibit 10.15 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

10.22†	Community Health Systems, Inc. 2000 Stock Option and Award Plan, as amended and restated as of March 20, 2013 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed July 31, 2013 (No. 001-15925))

10.23†	Form of Nonqualified Stock Option Agreement (Employee) for Community Health Systems, Inc. 2000 Stock Option and Award Plan (incorporated by reference to Exhibit 10.15 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009 filed February 26, 2010 (No. 001-15925))

10.24†	Community Health Systems, Inc. 2009 Stock Option and Award Plan, as amended and restated as of March 14, 2018 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed May 15, 2018 (No. 001-15925))

10.25†	Form of Nonqualified Stock Option Agreement (Employee) for Community Health Systems, Inc. 2009 Stock Option and Award Plan (incorporated by reference to Exhibit 10.39 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 filed February 26, 2014 (No. 001-15925))

10.26†	Form of Restricted Stock Award Agreement for Community Health Systems, Inc. 2009 Stock Option and Award Plan (incorporated by reference to Exhibit 10.3 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed July 31, 2013 (No. 001-15925))

No.	Description

10.27†	Form of Performance Based Restricted Stock Award Agreement (Most Highly Compensated Executive Officers) for Community Health Systems, Inc. 2009 Stock Option and Award Plan (for awards granted from March 1, 2016 through February 28, 2017)(incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed May 3, 2016 (No. 001-15925))

10.28†	Form of Performance Based Restricted Stock Award Agreement (Senior Officers) for Community Health Systems, Inc. 2009 Stock Option and Award Plan (for awards granted from March 1, 2017 through February 28, 2018)(incorporated by reference to Exhibit 10.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 filed May 2, 2017 (No. 001-15925))

10.29†	Form of Performance Based Restricted Stock Award Agreement (Senior Officers) for Community Health Systems, Inc. 2009 Stock Option and Award Plan (for awards granted beginning March 1, 2018) (incorporated by reference to Exhibit 10.46 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017 filed February 28, 2018 (No. 001-15925))

10.30†	Form of Director Restricted Stock Unit Award Agreement for Community Health Systems, Inc. 2009 Stock Option and Award Plan (incorporated by reference to Exhibit 10.5 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed July 31, 2013 (No. 001-15925))

10.31†	Form of Amended and Restated Change in Control Severance Agreement effective December 31, 2008 (incorporated by reference to Exhibit 10.22 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

10.32†	Form of Change in Control Severance Agreement (for executive officers appointed since January 1, 2009) (incorporated by reference to Exhibit 10.3 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed May 7, 2014 (No. 001-15925))

10.33	Participation Agreement entered into as of January 1, 2005, by and between Community Health Systems Professional Services Corporation and HealthTrust Purchasing Group, L.P. (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 7, 2005 (No. 001-15925))

10.34	Amendment effective as of January 1, 2015, by and between CHSPSC, LLC and HealthTrust Purchasing Group, L.P., to Participation Agreement entered into as of January 1, 2005, by and between Community Health Systems Professional Services Corporation and HealthTrust Purchasing Group, L.P. (incorporated by reference to Exhibit 10.36 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014 filed February 25, 2015 (No. 001-15925))

10.35†	Consultancy Agreement, dated May 16, 2017, by and between CHSPSC, LLC and Larry Cash (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed May 17, 2017 (No. 001-15925))

10.36†	Executive Deferred Compensation Award between Dr. Lynn Simon and CHSPSC, LLC, dated December 12, 2017 (incorporated by reference to Exhibit 10.54 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017 filed February 28, 2018 (No. 001-15925))

21*	List of Subsidiaries

23.1*	Consent of Deloitte & Touche LLP

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

No.	Description

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Corporate Integrity Agreement, Amended, dated September 21, 2018, between Community Health Systems, Inc. and the Office of Inspector General of the United States Department of Health and Human Services (incorporated by reference to Exhibit 99.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 filed October 30, 2018 (No. 001-15925))

99.2	Order Approving Derivative Settlement and Order of Dismissal with Prejudice, dated January 17, 2017 and Stipulation of Settlement, dated November 18, 2016 (incorporated by reference to Exhibit 99.2 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016 filed February 21, 2017 (No. 001-15925))

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.
†	Indicates a management contract or compensatory plan or arrangement

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY HEALTH SYSTEMS, INC.

By:	/s/ Wayne T. Smith
Wayne T. Smith
Chairman of the Board and Chief Executive Officer

Date: February 21, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ WAYNE T. SMITH Wayne T. Smith	Chairman of the Board and Chief Executive Officer	February 21, 2019

/s/ THOMAS J. AARON Thomas J. Aaron	Executive Vice President and Chief Financial Officer	February 21, 2019

/s/ KEVIN J. HAMMONS Kevin J. Hammons	Senior Vice President, Assistant Chief Financial Officer, Chief Accounting Officer and Treasurer	February 21, 2019

/s/ TIM L. HINGTGEN Tim L. Hingtgen	President, Chief Operating Officer and Director	February 21, 2019

/s/ JOHN A. CLERICO John A. Clerico	Director	February 21, 2019

/s/ MICHAEL DINKINS Michael Dinkins	Director	February 21, 2019

/s/ JAMES S. ELY III James S. Ely III	Director	February 21, 2019

/s/ JOHN A. FRY John A. Fry	Director	February 21, 2019

/s/ ELIZABETH T. HIRSCH Elizabeth T. Hirsch	Director	February 21, 2019

/s/ WILLIAM NORRIS JENNINGS, M.D. William Norris Jennings, M.D.	Director	February 21, 2019

/s/ K. RANGA KRISHNAN, MBBS K. Ranga Krishnan, MBBS	Director	February 21, 2019

/s/ JULIA B. NORTH Julia B. North	Director	February 21, 2019

/s/ H. JAMES WILLIAMS, PH.D. H. James Williams, Ph.D.	Director	February 21, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Community Health Systems, Inc.

Franklin, Tennessee

Opinion on the Financial Statement Schedule

We have audited the consolidated financial statements of Community Health Systems, Inc., and subsidiaries (the “Company”) as of December 31, 2018 and 2017, and for each of the three years in the period ended December 31, 2018, and the Company’s internal control over financial reporting as of December 31, 2018, and have issued our reports thereon dated February 21, 2019; such reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in the Index at Item 15. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Nashville, Tennessee

February 21, 2019

Community Health Systems, Inc. and Subsidiaries

Schedule II — Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Acquisitions and Dispositions	Charged to Costs and Expenses	Write-offs	Balance at End of Year
	(In millions)
Year ended December 31, 2018 allowance for doubtful accounts (1)	$-	$-	$-	$-	$-
Year ended December 31, 2017 allowance for doubtful accounts	$3,773	$(21)	$3,054	$(2,936)	$3,870
Year ended December 31, 2016 allowance for doubtful accounts	$4,110	$(365)	$2,849	$(2,821)	$3,773

(1)

As discussed at Note 1 of the Notes of the Consolidated Financial Statements, on January 1, 2018, the Company adopted the new revenue recognition standard codified in ASC 606. Upon adoption of ASC 606, the allowance for doubtful accounts of approximately $3.9 billion was reclassified as a component of the net patient accounts receivable.