Form 10-Q
period 2019-03-31
COMMUNITY HEALTH SYSTEMS INC
filed 2019-05-01
CIK 1108109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

Commission file number 001-15925

COMMUNITY HEALTH SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3893191
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4000 Meridian Boulevard Franklin, Tennessee	37067 (Zip Code)
(Address of principal executive offices)

615-465-7000

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Common Stock, $.01 par value	CYH	New York Stock Exchange

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

As of April 25, 2019, there were outstanding 118,062,944 shares of the Registrant’s Common Stock, $0.01 par value.

Community Health Systems, Inc.

Form 10-Q

For the Three Months Ended March 31, 2019

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF LOSS

(In millions, except share and per share data)

(Unaudited)

	Three Months Ended March 31,

	2019	2018
Net operating revenues	$3,376	$3,689
Operating costs and expenses:
Salaries and benefits	1,542	1,648
Supplies	558	616
Other operating expenses	811	911
Government and other legal settlements and related costs	5	5
Electronic health records incentive reimbursement	-	(1)
Lease cost and rent	80	89
Depreciation and amortization	153	181
Impairment and (gain) loss on sale of businesses, net	38	28

Total operating costs and expenses	3,187	3,477

Income from operations	189	212
Interest expense, net	257	228
Loss from early extinguishment of debt	31	4
Equity in earnings of unconsolidated affiliates	(5)	(7)

Loss before income taxes	(94)	(13)
Provision for (benefit from) income taxes	7	(7)

Net loss	(101)	(6)
Less: Net income attributable to noncontrolling interests	17	19

Net loss attributable to Community Health Systems, Inc. stockholders	$(118)	$(25)

Loss per share attributable to Community Health Systems, Inc. common stockholders:
Basic	$(1.04)	$(0.22)

Diluted	$(1.04)	$(0.22)

Weighted-average number of shares outstanding:
Basic	113,257,608	112,291,496

Diluted	113,257,608	112,291,496

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In millions)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Net loss	$(101)	$(6)
Other comprehensive (loss) income, net of income taxes:
Net change in fair value of interest rate swaps, net of tax	(2)	18
Net change in fair value of available-for-sale securities, net of tax	2	(2)
Amortization and recognition of unrecognized pension cost components, net of tax	-	1

Other comprehensive income	-	17

Comprehensive (loss) income	(101)	11
Less: Comprehensive income attributable to noncontrolling interests	17	19

Comprehensive loss attributable to Community Health Systems, Inc. stockholders	$(118)	$(8)

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$277	$196
Patient accounts receivable	2,360	2,352
Supplies	397	402
Prepaid income taxes	3	3
Prepaid expenses and taxes	197	196
Other current assets	361	400

Total current assets	3,595	3,549

Property and equipment	10,331	10,301
Less accumulated depreciation and amortization	(4,245)	(4,162)

Property and equipment, net	6,086	6,139

Goodwill	4,553	4,559

Deferred income taxes	66	69

Other assets, net	2,009	1,543

Total assets	$16,309	$15,859

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$205	$204
Current operating lease liabilities	143	-
Accounts payable	863	887
Accrued liabilities:
Employee compensation	628	627
Accrued interest	250	206
Other	419	468

Total current liabilities	2,508	2,392

Long-term debt	13,385	13,392

Deferred income taxes	29	26

Long-term operating lease liabilities	495	-

Other long-term liabilities	977	1,008

Total liabilities	17,394	16,818

Redeemable noncontrolling interests in equity of consolidated subsidiaries	505	504

STOCKHOLDERS’ DEFICIT
Community Health Systems, Inc. stockholders’ deficit:
Preferred stock, $.01 par value per share, 100,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value per share, 300,000,000 shares authorized; 118,073,278 shares issued and outstanding at March 31, 2019, and 116,248,376 shares issued and outstanding at December 31, 2018	1	1
Additional paid-in capital	2,007	2,017
Accumulated other comprehensive loss	(10)	(10)
Accumulated deficit	(3,661)	(3,543)

Total Community Health Systems, Inc. stockholders’ deficit	(1,663)	(1,535)
Noncontrolling interests in equity of consolidated subsidiaries	73	72

Total stockholders’ deficit	(1,590)	(1,463)

Total liabilities and stockholders’ deficit	$16,309	$15,859

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(101)	$(6)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	153	181
Government and other legal settlements and related costs	5	5
Stock-based compensation expense	3	4
Impairment and (gain) loss on sale of businesses, net	38	28
Loss from early extinguishment of debt	31	4
Other non-cash expenses, net	36	12
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Patient accounts receivable	(10)	(66)
Supplies, prepaid expenses and other current assets	14	(21)
Accounts payable, accrued liabilities and income taxes	23	(33)
Other	(59)	(2)

Net cash provided by operating activities	133	106

Cash flows from investing activities:
Acquisitions of facilities and other related businesses	(4)	(8)
Purchases of property and equipment	(121)	(170)
Proceeds from disposition of hospitals and other ancillary operations	161	11
Proceeds from sale of property and equipment	-	3
Purchases of available-for-sale securities and equity securities	(15)	(19)
Proceeds from sales of available-for-sale securities and equity securities	32	34
Increase in other investments	(34)	(28)

Net cash provided by (used in) investing activities	19	(177)

Cash flows from financing activities:
Repurchase of restricted stock shares for payroll tax withholding requirements	(1)	(1)
Deferred financing costs and other debt-related costs	(25)	(11)
Proceeds from noncontrolling investors in joint ventures	1	-
Redemption of noncontrolling investments in joint ventures	(1)	(3)
Distributions to noncontrolling investors in joint ventures	(27)	(23)
Borrowings under credit agreements	12	10
Issuance of long-term debt	1,840	-
Proceeds from ABL facility	25	49
Repayments of long-term indebtedness	(1,895)	(89)

Net cash used in financing activities	(71)	(68)

Net change in cash and cash equivalents	81	(139)
Cash and cash equivalents at beginning of period	196	563

Cash and cash equivalents at end of period	$277	$424

Supplemental disclosure of cash flow information:
Interest payments	$(189)	$(212)

Income tax refunds (payments), net	$-	$-

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The unaudited condensed consolidated financial statements of Community Health Systems, Inc. (the “Parent” or “Parent Company”) and its subsidiaries (the “Company”) as of March 31, 2019 and December 31, 2018 and for the three-month periods ended March 31, 2019 and 2018, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. All intercompany transactions and balances have been eliminated. The results of operations for the three months ended March 31, 2019, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2019. Certain information and disclosures normally included in the notes to condensed consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission (the “SEC”). The Company believes the disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2018, contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 21, 2019 (“2018 Form 10-K”).

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

The Company applied the modified retrospective approach to all contracts when adopting ASC 606. As a result, upon the Company’s adoption of ASC 606 the majority of what was previously classified as the provision for bad debts in the statement of operations is now reflected as implicit price concessions (as defined in ASC 606) and therefore is included as a reduction to net operating revenues. For changes in credit issues not assessed at the date of service, the Company prospectively recognizes those amounts in other operating expenses on the statement of operations. Other than these changes in presentation on the consolidated statement of operations, the adoption of ASC 606 did not have a material impact on the consolidated results of operations for the year ended December 31, 2018 or the three months ended March 31, 2019, and the Company does not expect it to have a material impact on its consolidated results of operations on a prospective basis.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Net Operating Revenues

Net operating revenues are recorded at the transaction price estimated by the Company to reflect the total consideration due from patients and third-party payors in exchange for providing goods and services in patient care. These services are considered to be a single performance obligation and have a duration of less than one year. Revenues are recorded as these goods and services are provided. The transaction price, which involves significant estimates, is determined based on the Company’s standard charges for the goods and services provided, with a reduction recorded for price concessions related to third party contractual arrangements as well as patient discounts and other patient price concessions. During the year ended December 31, 2018 and the three months ended March 31, 2019, the impact of changes to the inputs used to determine the transaction price was considered immaterial to the current period.

Currently, several states utilize supplemental reimbursement programs for the purpose of providing reimbursement to providers to offset a portion of the cost of providing care to Medicaid and indigent patients. These programs are designed with input from the Centers for Medicare & Medicaid Services (“CMS”) and are funded with a combination of state and federal resources, including, in certain instances, fees or taxes levied on the providers. Under these supplemental programs, the Company recognizes revenue and related expenses in the period in which amounts are estimable and collection is reasonably assured. Reimbursement under these programs is reflected in net operating revenues and fees, taxes or other program-related costs are reflected in other operating expenses.

The Company’s net operating revenues during the three months ended March 31, 2019 and 2018 have been presented in the following table based on an allocation of the estimated transaction price with the patient between the primary patient classification of insurance coverage (in millions):

	Three Months Ended
	March 31,
	2019	2018
Medicare	$889	$1,033
Medicaid	428	459
Managed Care and other third-party payors	2,025	2,117
Self-pay	34	80

Total	$3,376	$3,689

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

Final settlements for some payors and programs are subject to adjustment based on administrative review and audit by third parties. As a result of these final settlements, the Company has recorded amounts due to third-party payors of $148 million and $144 million as of March 31, 2019 and December 31, 2018, respectively, and these amounts are included in accrued liabilities-other in the accompanying condensed consolidated balance sheets. Amounts due from third-party payors were $142 million and $155 million as of March 31, 2019 and December 31, 2018, respectively, and are included in other current assets in the accompanying condensed consolidated balance sheets. Substantially all Medicare and Medicaid cost reports are final settled through 2015.

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

These charity care services are estimated to be $141 million and $114 million for the three months ended March 31, 2019 and 2018, respectively, representing the value (at the Company’s standard charges) of these charity care services that are excluded from net operating revenues. The estimated cost incurred by the Company to provide these charity care services to patients who are unable to pay was approximately $15 million and $14 million during the three months ended March 31, 2019 and 2018, respectively. The estimated cost of these charity care services was determined using a ratio of cost to gross charges and applying that ratio to the gross charges associated with providing care to charity patients for the period.

Leases. On January 1, 2019, the Company adopted the cumulative accounting standard updates initially issued by the FASB in February 2016 that amend the accounting for leases and are codified as ASC 842. These changes to the lease accounting model require operating leases be recorded on the balance sheet through recognition of a liability for the discounted present value of future fixed lease payments and a corresponding right-of-use (“ROU”) asset. The Company’s accounting for finance leases remained substantially unchanged from its prior accounting for capital leases. The ROU asset recorded at commencement of the lease represents the right to use the underlying asset over the lease term in exchange for the lease payments. Leases with an initial term of 12 months or less and do not have an option to purchase the underlying asset that is deemed reasonably certain to exercise are not recorded on the balance sheet; rather, rent expense for these leases is recognized on a straight-line basis over the lease term, or when incurred if a month-to-month lease. When readily determinable, the Company uses the interest rate implicit in a lease to determine the present value of future lease payments. For leases where the implicit rate is not readily determinable, the Company’s incremental borrowing rate is utilized. The Company calculates its incremental borrowing rate on a quarterly basis using a third-party financial model that estimates the rate of interest the Company would have to pay to borrow an amount equal to the total lease payments on a collateralized basis over a term similar to the lease. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The Company elected the amended transition requirements allowed for by the FASB in Accounting Standards Update (“ASU”) 2018-11, which provide entities relief by allowing them not to recast prior comparative periods from the adoption of ASC 842. As a result, the prior year comparative financial statements have not been restated to reflect the adoption of ASC 842. Additionally, the Company elected the package of practical expedients available in ASC 842 upon adoption whereby an entity need not reassess expired contracts for lease identification or classification as a finance or operating lease, or for the reassessment of initial direct costs. The Company has not elected the practical expedient to use hindsight to determine the lease term for its leases at transition. Certain of the Company’s lease agreements have lease and non-lease components, which for the majority of leases the Company accounts for separately when the actual lease and non-lease components are determinable. For equipment leases with immaterial non-lease components incorporated into the fixed rent payment, the Company accounts for the lease and non-lease components as a single lease component in determining the lease payment. Additionally, for certain equipment leases such as copiers, the Company applies a portfolio approach to effectively record the operating lease liability and ROU asset.

The adoption of ASC 842 had a material impact on the Company’s condensed consolidated balance sheet through the recording of the operating lease liabilities and related ROU assets for leases in effect at January 1, 2019, but the adoption did not have a material impact on the Company’s condensed consolidated statement of loss or condensed consolidated statement of cash flows for the three months ended March 31, 2019. The Company recorded approximately $673 million of operating lease liabilities and ROU assets on January 1, 2019 upon adoption of ASC 842, with no impact on accumulated deficit.

Accounting for the Impairment or Disposal of Long-Lived Assets.    During the three months ended March 31, 2019, the Company recorded a total combined impairment charge and loss on disposal of approximately $38 million to reduce the carrying value of closed hospitals and certain hospitals that have been deemed held for sale based on the difference between the carrying value of the hospital disposal groups compared to estimated fair value less costs to sell. Included in the carrying value of the hospital disposal groups at March 31, 2019 is a net allocation of approximately $8 million of goodwill allocated from the hospital operations reporting unit goodwill based on a calculation of the disposal groups’ relative fair value compared to the total reporting unit. The Company will continue to evaluate the potential for further impairment of the long-lived assets of underperforming hospitals as well as evaluating offers for potential sales. Based on such analysis, additional impairment charges may be recorded in the future.

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

The 2000 Plan allowed for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code (the “IRC”), as well as stock options which do not so qualify, stock appreciation rights, restricted stock, restricted stock units, performance-based shares or units and other share awards. Prior to being amended in 2009, the 2000 Plan also allowed for the grant of phantom stock. Persons eligible to receive grants under the 2000 Plan include the Company’s directors, officers, employees and consultants. All options granted under the 2000 Plan have been “nonqualified” stock options for tax purposes. Generally, vesting of these granted options occurs in one-third increments on each of the first three anniversaries of the award date. Options granted prior to 2005 have a 10-year contractual term, options granted in 2005 through 2007 have an eight-year contractual term and options granted since 2008 have a 10-year contractual term. Pursuant to the amendment and restatement of the 2000 Plan dated March 20, 2013, no further grants will be awarded under the 2000 Plan.

The 2009 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the IRC and for the grant of stock options which do not so qualify, stock appreciation rights, restricted stock, restricted stock units, performance-based shares or units and other share awards. Persons eligible to receive grants under the 2009 Plan include the Company’s directors, officers, employees and consultants. To date, all options granted under the 2009 Plan have been “nonqualified” stock options for tax purposes. Generally, vesting of these granted options occurs in one-third increments on each of the first three anniversaries of the award date. Options granted in 2011 or later have a 10-year contractual term. As of March 31, 2019, 4,948,119 shares of unissued common stock were reserved for future grants under the 2009 Plan.

The exercise price of all options granted under the 2000 Plan and the 2009 Plan has been equal to the fair value of the Company’s common stock on the option grant date.

The following table reflects the impact of total compensation expense related to stock-based equity plans on the reported operating results for the respective periods (in millions):

	Three Months Ended March 31,
	2019	2018
Effect on loss before income taxes	$(3)	$(4)

Effect on net loss	$(2)	$(3)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

At March 31, 2019, $22 million of unrecognized stock-based compensation expense related to outstanding unvested restricted stock and restricted stock units (the terms of which are summarized below) was expected to be recognized over a weighted-average period of 28 months. Of that amount, $2 million related to outstanding unvested stock options was expected to be recognized over a weighted-average period of 35 months and $20 million related to outstanding unvested restricted stock and restricted stock units was expected to be recognized over a weighted-average period of 27 months. There were no modifications to awards during the three months ended March 31, 2019 and 2018.

The fair value of stock options was estimated using the Black Scholes option pricing model with the following assumptions and weighted-average fair values during the three months ended March 31, 2019:

Three Months Ended March 31, 2019
Expected volatility	66.6%
Expected dividends	-
Expected term	6 years
Risk-free interest rate	2.6%

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Options outstanding and exercisable under the 2000 Plan and the 2009 Plan as of March 31, 2019, and changes during the three-month period following December 31, 2018, were as follows (in millions, except share and per share data):

		Weighted- Average	Weighted- Average Remaining Contractual	Aggregate Intrinsic Value as of March 31,
	Shares	Exercise Price	Term	2019
Outstanding at December 31, 2018	624,938	$31.21
Granted	646,500	4.99
Exercised	-	-
Forfeited and cancelled	(92,301)	25.57

Outstanding at March 31, 2019	1,179,137	$17.27	6.2 years	$-

Exercisable at March 31, 2019	532,637	$32.18	1.8 years	$-

The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2019 was $3.08. No stock options were granted during the three months ended March 31, 2018. The aggregate intrinsic value (calculated as the number of in-the-money stock options multiplied by the difference between the Company’s closing stock price on the last trading day of the reporting period ($3.73) and the exercise price of the respective stock options) in the table above represents the amount that would have been received by the option holders had all option holders exercised their options on March 31, 2019. This amount changes based on the market value of the Company’s common stock. There were no options exercised during the three months ended March 31, 2019 and 2018. The aggregate intrinsic value of options vested and expected to vest approximates that of the outstanding options.

The Company has also awarded restricted stock under the 2009 Plan to employees of certain subsidiaries. With respect to time-based vesting restricted stock that has been awarded under the 2009 Plan, the restrictions on these shares have generally lapsed in one-third increments on each of the first three anniversaries of the award date. In addition, certain of the restricted stock awards granted to the Company’s senior executives have contained performance objectives required to be met in addition to any time-based vesting requirements. If the applicable performance objectives are not attained, these awards will be forfeited in their entirety. For such performance-based awards granted prior to March 1, 2017, performance objectives were measured over a one-year period, and, provided the target performance objective was attained, restrictions lapsed in one-third increments on each of the first three anniversaries of the award date. For performance-based awards granted on or after March 1, 2017, the performance objectives have been measured cumulatively over a three-year period. With respect to performance-based awards granted on or after March 1, 2017, if the applicable target performance objective is met at the end of the three-year period, then the portion of the restricted stock award subject to such performance objective will vest in full on the third anniversary of the award date. Additionally, for these awards, based on the level of achievement for the applicable performance objective within the parameters specified in the award agreement, the number of shares to be issued in connection with the vesting of the award may be adjusted to decrease or increase the number of shares specified in the original award. Notwithstanding the above-mentioned performance objectives and vesting requirements, the restrictions with respect to restricted stock granted under the 2009 Plan may lapse earlier in the event of death, disability or termination of employment by the Company for any reason other than for cause of the holder of the restricted stock, or change in control of the Company. Restricted stock awards subject to performance objectives that have not yet been satisfied are not considered outstanding for purposes of determining earnings per share until the performance objectives have been satisfied.

Restricted stock outstanding under the 2009 Plan as of March 31, 2019, and changes during the three-month period following December 31, 2018, were as follows:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2018	3,308,907	$7.00
Granted	1,958,000	4.97
Vested	(983,986)	9.17
Forfeited	(57,335)	6.37

Unvested at March 31, 2019	4,225,586	5.56

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Restricted stock units (“RSUs”) have been granted to the Company’s outside directors under the 2000 Plan and the 2009 Plan. On March 1, 2018, each of the Company’s outside directors received a grant under the 2009 Plan of 37,118 RSUs. On March 1, 2019, each of the Company’s outside directors received a grant under the 2009 Plan of 34,068 RSUs. Each of the 2018 and 2019 grants had a grant date fair value of approximately $170,000. Vesting of these RSUs occurs in one-third increments on each of the first three anniversaries of the award date or upon the director’s earlier cessation of service on the board, other than for cause.

RSUs outstanding under the 2009 Plan as of March 31, 2019, and changes during the three-month period following December 31, 2018, were as follows:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2018	397,906	$6.17
Granted	306,612	4.99
Vested	(162,942)	7.42
Forfeited	-	-

Unvested at March 31, 2019	541,576	5.13

3. COST OF REVENUE

Substantially all of the Company’s operating costs and expenses are “cost of revenue” items. Operating costs that could be classified as general and administrative by the Company would include the Company’s corporate office costs at its Franklin, Tennessee office, which were $43 million and $51 million for the three months ended March 31, 2019 and 2018, respectively. Included in these corporate office costs is stock-based compensation of $3 million and $4 million for the three months ended March 31, 2019 and 2018, respectively.

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

Acquisition and integration expenses related to prospective and closed acquisitions included in other operating expenses on the condensed consolidated statements of loss were $1 million and less than $1 million for the three months ended March 31, 2019 and 2018, respectively.

During the three months ended March 31, 2019, one or more subsidiaries of the Company paid approximately $4 million to acquire the operating assets and related businesses of certain physician practices, clinics and other ancillary businesses that operate within the communities served by the Company’s affiliated hospitals. In connection with these acquisitions, during the three months ended March 31, 2019, the Company allocated approximately $2 million of the consideration paid to property and equipment and net working capital and the remainder, approximately $2 million consisting of intangible assets that do not qualify for separate recognition, to goodwill. No hospitals were acquired in 2018 or during the three months ended March 31, 2019.

Divestitures

The following table provides a summary of hospitals that the Company divested during the three months ended March 31, 2019 and the year ended December 31, 2018:

Hospital	Buyer	City, State	Licensed Beds	Effective Date

2019 Divestitures:

Chester Regional Medical Center	Medical University Hospital Authority	Chester, SC	82	March 1, 2019
Carolinas Hospital System - Florence	Medical University Hospital Authority	Florence, SC	396	March 1, 2019
Springs Memorial Hospital	Medical University Hospital Authority	Lancaster, SC	225	March 1, 2019
Carolinas Hospital System - Marion	Medical University Hospital Authority	Mullins, SC	124	March 1, 2019
Memorial Hospital of Salem County	Community Healthcare Associates, LLC	Salem, NJ	126	January 31, 2019
Mary Black Health System - Spartanburg	Spartanburg Regional Healthcare System	Spartanburg, SC	207	January 1, 2019
Mary Black Health System - Gaffney	Spartanburg Regional Healthcare System	Gaffney, SC	125	January 1, 2019

2018 Divestitures:

Sparks Regional Medical Center	Baptist Health	Fort Smith, AR	492	November 1, 2018
Sparks Medical Center - Van Buren	Baptist Health	Van Buren, AR	103	November 1, 2018
AllianceHealth Deaconess	INTEGRIS Health	Oklahoma City, OK	238	October 1, 2018
Munroe Regional Medical Center	Adventist Health System	Ocala, FL	425	August 1, 2018
Tennova Healthcare - Dyersburg Regional	West Tennessee Healthcare	Dyersburg, TN	225	June 1, 2018
Tennova Healthcare - Regional Jackson	West Tennessee Healthcare	Jackson, TN	150	June 1, 2018
Tennova Healthcare - Volunteer Martin	West Tennessee Healthcare	Martin, TN	100	June 1, 2018
Williamson Memorial Hospital	Mingo Health Partners, LLC	Williamson, WV	76	June 1, 2018
Byrd Regional Hospital	Allegiance Health Management	Leesville, LA	60	June 1, 2018
Tennova Healthcare - Jamestown	Rennova Health, Inc.	Jamestown, TN	85	June 1, 2018
Bayfront Health Dade City	Adventist Health System	Dade City, FL	120	April 1, 2018

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

A discontinued operation in U.S. GAAP is a disposal that represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. Additional disclosures are required for significant components of the entity that are disposed of or are held for sale but do not qualify as discontinued operations. The divestitures above do not meet the criteria for reporting as discontinued operations and are included in continuing operations for the three months ended March 31, 2019 and 2018.

The following table discloses amounts included in the condensed consolidated balance sheet for the hospitals classified as held for sale as of March 31, 2019 and December 31, 2018 (in millions):

	March 31, 2019	December 31, 2018
Other current assets	$4	$21
Other assets, net	14	154
Accrued liabilities	-	44

Other Hospital Closures

During the three months ended December 31, 2018, the Company completed the planned closure of Tennova – Physicians Regional Medical Center in Knoxville, Tennessee and Tennova – Lakeway Regional Medical Center in Morristown, Tennessee. The Company recorded an impairment charge of approximately $12 million during the three months ended March 31, 2019 to further adjust the fair value of the supplies, inventory and long-lived assets of these hospitals, including property and equipment and capitalized software costs, based on the Company’s updated evaluation of their estimated fair value and future utilization and consideration of costs to dispose of such assets.

6. INCOME TAXES

The total amount of unrecognized benefit that would affect the effective tax rate, if recognized, was approximately $7 million as of March 31, 2019. A total of approximately $4 million of interest and penalties is included in the amount of the liability for uncertain tax positions at March 31, 2019. It is the Company’s policy to recognize interest and penalties related to unrecognized benefits in its condensed consolidated statements of loss as income tax expense.

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

The Company’s effective tax rates were (7.4)% and 53.8% for the three months ended March 31, 2019 and 2018, respectively. The difference in the Company’s effective tax rate for the three months ended March 31, 2019, when compared to the three months ended March 31, 2018, was primarily due to the increase in valuation allowance recognized on IRC Section 163(j) interest carryforwards.

Cash paid for income taxes, net of refunds received, resulted in a net refund of less than $1 million during both of the three-month periods ended March 31, 2019 and 2018.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill for the three months ended March 31, 2019 are as follows (in millions):

Balance, as of December 31, 2018
Goodwill	$7,373
Accumulated impairment losses	(2,814)

4,559

Goodwill acquired as part of acquisitions during current year	2
Goodwill allocated to hospitals held for sale	(8)

Balance, as of March 31, 2019
Goodwill	7,367
Accumulated impairment losses	(2,814)

$4,553

Goodwill is allocated to each identified reporting unit, which is defined as an operating segment or one level below the operating segment (referred to as a component of the entity). Management has determined that the Company’s operating segments meet the criteria to be classified as reporting units. At March 31, 2019, the Company had approximately $4.6 billion of goodwill recorded.

Goodwill is evaluated for impairment annually and when an event occurs or circumstances change that, more likely than not, reduce the fair value of the reporting unit below its carrying value. During 2017, the Company early adopted ASU 2017-04, which allows a company to record a goodwill impairment when the reporting unit’s carrying value exceeds the fair value determined in step one. The Company performed its annual goodwill impairment evaluation during the fourth quarter of 2018 using the October 31, 2018 measurement date, which evaluation indicated no impairment. The next annual goodwill evaluation will be performed during the fourth quarter of 2019 with an October 31, 2019 measurement date, or sooner if the Company identifies certain indicators of impairment.

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

While no impairment was indicated in the Company’s most recent annual goodwill evaluation as of the October 31, 2018 measurement date, the reduction in the Company’s fair value and the resulting goodwill impairment charges recorded in 2016 and 2017 reduced the carrying value of the Company’s hospital operations reporting unit to an amount equal to its estimated fair value. This increases the risk that future declines in fair value could result in goodwill impairment. The determination of fair value in the Company’s goodwill impairment analysis is based on an estimate of fair value for each reporting unit utilizing known and estimated inputs at the evaluation date. Some of those inputs include, but are not limited to, the most recent price of the Company’s common stock or fair value of long-term debt, estimates of future revenue and expense growth, estimated market multiples, expected capital expenditures, income tax rates, and costs of invested capital. Future estimates of fair value could be adversely affected if the actual outcome of one or more of these assumptions changes materially in the future, including further decline in the Company’s stock price or fair value of long-term debt, lower than expected hospital volumes, higher market interest rates or increased operating costs. Such changes impacting the calculation of fair value could result in a material impairment charge in the future.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Intangible Assets

No intangible assets other than goodwill were acquired during the three months ended March 31, 2019. The gross carrying amount of the Company’s other intangible assets subject to amortization was $1 million at both March 31, 2019 and December 31, 2018, and the net carrying amount was less than $1 million at both March 31, 2019 and December 31, 2018. The carrying amount of the Company’s other intangible assets not subject to amortization was $66 million and $67 million at March 31, 2019 and December 31, 2018, respectively. Other intangible assets are included in other assets, net on the Company’s condensed consolidated balance sheets. Substantially all of the Company’s intangible assets are contract-based intangible assets related to operating licenses, management contracts, tradenames, or non-compete agreements entered into in connection with prior acquisitions.

The weighted-average remaining amortization period for the intangible assets subject to amortization is approximately two years. There are no expected residual values related to these intangible assets. Amortization expense on these intangible assets was less than $1 million for both of the three-month periods ended March 31, 2019 and 2018. Amortization expense on intangible assets is estimated to be less than $1 million for the remainder of 2019 and in 2020 through 2022.

The gross carrying amount of capitalized software for internal use was approximately $1.2 billion at both March 31, 2019 and December 31, 2018, and the net carrying amount was approximately $339 million and $355 million at March 31, 2019 and December 31, 2018, respectively. The estimated amortization period for capitalized internal-use software is generally three years, except for capitalized costs related to significant system conversions, which is generally eight to ten years. There is no expected residual value for capitalized internal-use software. At March 31, 2019, there was approximately $52 million of capitalized costs for internal-use software that is currently in the development stage and will begin amortization once the software project is complete and ready for its intended use. Amortization expense on capitalized internal-use software was $30 million and $36 million during the three months ended March 31, 2019 and 2018, respectively. Amortization expense on capitalized internal-use software is estimated to be $87 million for the remainder of 2019, $107 million in 2020, $58 million in 2021, $36 million in 2022, $25 million in 2023, $14 million in 2024 and $12 million thereafter.

8. EARNINGS PER SHARE

The following table sets forth the components of the denominator for the computation of basic and diluted (loss) earnings per share attributable to Community Health Systems, Inc. common stockholders:

	Three Months Ended March 31,
	2019	2018
Weighted-average number of shares outstanding — basic	113,257,608	112,291,496
Effect of dilutive securities:
Restricted stock awards	-	-
Employee stock options	-	-
Other equity-based awards	-	-

Weighted-average number of shares outstanding — diluted	113,257,608	112,291,496

The Company generated a loss attributable to Community Health Systems, Inc. common stockholders for the three-month periods ended March 31, 2019 and 2018, so the effect of dilutive securities is not considered because their effect would be antidilutive. If the Company had generated income, the effect of restricted stock awards on the diluted shares calculation would have been an increase of 59,261 shares and 73,361 shares during the three months ended March 31, 2019 and 2018, respectively.

	Three Months Ended March 31,
	2019	2018
Dilutive securities outstanding not included in the computation of earnings per share because their effect is antidilutive:
Employee stock options and restricted stock awards	3,273,866	1,920,349

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

9. STOCKHOLDERS’ DEFICIT

Authorized capital shares of the Company include 400,000,000 shares of capital stock consisting of 300,000,000 shares of common stock and 100,000,000 shares of preferred stock. Each of the aforementioned classes of capital stock has a par value of $0.01 per share. Shares of preferred stock, none of which were outstanding as of March 31, 2019, may be issued in one or more series having such rights, preferences and other provisions as determined by the Board of Directors without approval by the holders of common stock.

The Company is a holding company which operates through its subsidiaries. The Company’s Credit Facility and the indentures governing each series of our outstanding notes contain various covenants under which the assets of the subsidiaries of the Company are subject to certain restrictions relating to, among other matters, dividends and distributions, as referenced in the paragraph below.

With the exception of a special cash dividend of $0.25 per share paid by the Company in December 2012, historically, the Company has not paid any cash dividends. Subject to certain exceptions, the Company’s Credit Facility limits the ability of the Company’s subsidiaries to pay dividends and make distributions to the Company, and limits the Company’s ability to pay dividends and/or repurchase stock, to an amount not to exceed $100 million in the aggregate. The indentures governing each series of our outstanding notes also restrict the Company’s subsidiaries from, among other matters, paying dividends and making distributions to the Company, which thereby limits the Company’s ability to pay dividends and/or repurchase stock. As of March 31, 2019, under the most restrictive test in these agreements (and subject to certain exceptions), the Company has approximately $100 million available with which to pay permitted dividends and/or repurchase shares of stock or make other restricted payments.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following schedules present the reconciliation of the carrying amount of total equity, equity attributable to the Company, and equity attributable to the noncontrolling interests for the three months ended March 31, 2019 and 2018 (in millions):

		Community Health Systems, Inc. Stockholders

	Redeemable Noncontrolling Interest	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Stockholders’ Deficit
Balance, December 31, 2018	$504	$1	$2,017	$(10)	$(3,543)	$72	$(1,463)
Comprehensive income (loss)	9	-	-	-	(118)	8	(110)
Contributions from noncontrolling interests	1	-	-	-	-	-	-
Distributions to noncontrolling interests	(19)	-	-	-	-	(8)	(8)
Purchase of subsidiary shares from noncontrolling interests	(1)	-	-	-	-	-	-
Other reclassifications of noncontrolling interests	(1)	-	-	-	-	1	1
Adjustment to redemption value of redeemable noncontrolling interests	12	-	(12)	-	-	-	(12)
Cancellation of restricted stock for tax withholdings on vested shares	-	-	(1)	-	-	-	(1)
Share-based compensation	-	-	3	-	-	-	3

Balance, March 31, 2019	$505	$1	$2,007	$(10)	$(3,661)	$73	$(1,590)

		Community Health Systems, Inc. Stockholders

	Redeemable Noncontrolling Interest	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Stockholders’ Deficit
Balance, December 31, 2017	$527	$1	$2,014	$(21)	$(2,761)	$75	$(692)
Comprehensive income (loss)	13	-	-	17	(25)	6	(2)
Adoption of new accounting standards	-	-	-	(12)	12	-	-
Distributions to noncontrolling interests	(17)	-	-	-	-	(6)	(6)
Purchase of subsidiary shares from noncontrolling interests	(1)	-	(2)	-	-	-	(2)
Other reclassifications of noncontrolling interests	1	-	-	-	-	(1)	(1)
Cancellation of restricted stock for tax withholdings on vested shares	-	-	(2)	-	-	-	(2)
Share-based compensation	-	-	4	-	-	-	4

Balance, March 31, 2018	$523	$1	$2,014	$(16)	$(2,774)	$74	$(701)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following schedule discloses the effects of changes in the Company’s ownership interest in its less-than-wholly-owned subsidiaries on Community Health Systems, Inc. stockholders’ deficit (in millions):

	Three Months Ended
	March 31,
	2019	2018
Net loss attributable to Community Health Systems, Inc. stockholders	$(118)	$(25)
Transfers from the noncontrolling interests:
Net decrease in Community Health Systems, Inc. paid-in-capital for purchase of subsidiary partnership interests	-	(2)

Net transfers from the noncontrolling interests	-	(2)

Change to Community Health Systems, Inc. stockholders’ deficit from net loss attributable to Community Health Systems, Inc. stockholders and transfers to noncontrolling interests	$(118)	$(27)

10. LONG-TERM DEBT

Long-term debt, net of unamortized debt issuance costs and discounts or premiums, consists of the following (in millions):

	March 31,	December 31,
	2019	2018
Credit Facility:
Term H Loan	$-	$1,622
Revolving Credit Facility	-	-
8% Senior Notes due 2019	155	155
7 1⁄8% Senior Notes due 2020	121	121
5 1⁄8% Senior Secured Notes due 2021	1,000	1,000
6 7⁄8% Senior Notes due 2022	2,632	2,632
6 1⁄4% Senior Secured Notes due 2023	3,100	3,100
8 5⁄8% Senior Secured Notes due 2024	1,033	1,033
8% Senior Secured Notes due 2026	1,601	-
Junior-Priority Secured Notes due 2023	1,770	1,770
Junior-Priority Secured Notes due 2024	1,355	1,355
ABL Facility	723	698
Finance lease and financing obligations	228	231
Other	44	43
Less: Unamortized deferred debt issuance costs and note premium	(172)	(164)

Total debt	13,590	13,596
Less: Current maturities	(205)	(204)

Total long-term debt	$13,385	$13,392

Credit Facility

The Company’s wholly-owned subsidiary, CHS/Community Health Systems, Inc. (“CHS”), has senior secured financing under a credit facility with a syndicate of financial institutions led by Credit Suisse, as administrative agent and collateral agent (the “Credit Facility”), which at December 31, 2018 included (i) a revolving credit facility with commitments through January 27, 2021 of $425 million (the “Revolving Facility”), and (ii) a Term H facility due 2021 (the “Term H Facility). The Revolving Facility includes a subfacility for letters of credit.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The loans under the Credit Facility bore interest on the outstanding unpaid principal amount at a rate equal to an applicable percentage plus, at CHS’ option, either (a) an Alternate Base Rate (as defined) determined by reference to the greater of (1) the Prime Rate (as defined) announced by Credit Suisse or (2) the NYFRB Rate (as defined) plus 0.50% or (3) the adjusted London Interbank Offered Rate (“LIBOR”) on such day for a three-month interest period commencing on the second business day after such day plus 1% or (b) LIBOR. In addition, the margin in respect of the Revolving Facility is subject to adjustment determined by reference to a leverage-based pricing grid. Based on the Company’s current leverage, loans in respect of the Revolving Facility currently accrue interest at a rate per annum equal to LIBOR plus 2.75%, in the case of LIBOR borrowings, and Alternate Base Rate plus 1.75%, in the case of Alternate Base Rate borrowings. Prior to the refinancing discussed below, the Term H Loan accrued interest at a rate per annum equal to LIBOR plus 3.25%, in the case of LIBOR borrowings, and Alternate Base Rate plus 2.25%, in the case of Alternate Base Rate borrowings. The Term H Loan was subject to a 1.00% LIBOR floor and a 2.00% Alternate Base Rate floor.

The term loan facility was required to be prepaid in an amount equal to (1) 100% of the net cash proceeds of certain asset sales and dispositions by the Company and its subsidiaries, subject to certain exceptions and reinvestment rights (as further described below), (2) 100% of the net cash proceeds of issuances of certain debt obligations or receivables-based financing by the Company and its subsidiaries, subject to certain exceptions, and (3) 75%, subject to reduction to a lower percentage based on the Company’s first lien net leverage ratio (as defined in the Credit Facility generally as the ratio of first lien net debt on the date of determination to the Company’s consolidated EBITDA, as defined, for the four quarters most recently ended prior to such date), of excess cash flow (as defined) for any year, subject to certain exceptions. Voluntary prepayments and commitment reductions were permitted in whole or in part, without any premium or penalty, subject to minimum prepayment or reduction requirements. There were no scheduled principal amortization payments on the Term H Facility after December 31, 2018.

The borrower under the Credit Facility is CHS. All of the obligations under the Credit Facility are unconditionally guaranteed by the Company and certain of its existing and subsequently acquired or organized domestic subsidiaries. All obligations under the Credit Facility and the related guarantees are secured by a perfected first priority lien or security interest in substantially all of the assets of the Company, CHS and each subsidiary guarantor, including equity interests held by the Company, CHS or any subsidiary guarantor, but excluding, among others, the equity interests of non-significant subsidiaries, syndication subsidiaries, securitization subsidiaries and joint venture subsidiaries, and subject to the ABL Facility. Such assets constitute substantially the same assets, subject to certain exceptions, that secure (i) on a first lien basis CHS’ obligations under the 5 1⁄8% Senior Secured Notes, the 6¼% Senior Secured Notes, the 8 5⁄8% Senior Secured Notes and the 8% Senior Secured Notes (in each case, as defined below) and (ii) on a junior-priority basis the 2023 Junior-Priority Notes and the 2024 Junior-Priority Notes (in each case, as defined below).

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

The Credit Facility contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the Company’s and its subsidiaries’ ability, subject to certain exceptions, to, among other things (1) declare dividends, make distributions or redeem or repurchase capital stock, (2) prepay, redeem or repurchase other debt, (3) incur liens or grant negative pledges, (4) make loans and investments and enter into acquisitions and joint ventures, (5) incur additional indebtedness or provide certain guarantees, (6) make capital expenditures, (7) engage in mergers, acquisitions and asset sales, (8) conduct transactions with affiliates, (9) alter the nature of the Company’s businesses, (10) grant certain guarantees with respect to physician practices, (11) engage in sale and leaseback transactions or (12) change the Company’s fiscal year. The Company is also required to comply with specified financial covenants (consisting of a first lien net debt to consolidated EBITDA leverage ratio) and various affirmative covenants. Under the Credit Facility, the first lien net debt to consolidated EBITDA ratio is calculated as the ratio of total first lien debt, less unrestricted cash and cash equivalents, to consolidated EBITDA, as defined in the Credit Facility. The calculation of consolidated EBITDA as defined in the Credit Facility is a trailing 12-month calculation that begins with net income attributable to the Company, with certain pro forma adjustments to consider the impact of material acquisitions or divestitures, and adjustments for interest, taxes, depreciation and amortization, net income attributable to noncontrolling interests, stock compensation expense, restructuring costs, and the financial impact of other non-cash or non-recurring items recorded during any such 12-month period. For the 12-month period ended March 31, 2019, the first lien net debt to consolidated EBITDA ratio financial covenant under the Credit Facility limited the ratio of first lien net debt to consolidated EBITDA, as defined, to less than or equal to 5.25 to 1.0. The Company was in compliance with all such covenants at March 31, 2019, with a first lien net debt to consolidated EBITDA ratio of approximately 4.98 to 1.0.

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

As of March 31, 2019, the availability for additional borrowings under the Credit Facility, subject to certain limitations as set forth in the Credit Facility, was approximately $385 million pursuant to the Revolving Facility, of which no borrowings were outstanding. As of March 31, 2019, the Company had letters of credit issued, primarily in support of potential insurance-related claims and certain bonds, of approximately $120 million. CHS has the ability to amend the Credit Facility to provide for one or more tranches of term loans or increases in the Revolving Facility in an aggregate principal amount of up to $500 million. As of March 31, 2019, the weighted-average interest rate under the Credit Facility, excluding swaps, was 7.0%.

On February 15, 2019, the Company and CHS entered into Amendment No. 1 (the “Agreement”), among the Company, CHS, the subsidiary guarantors party thereto, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, to the Credit Facility. The Credit Facility was amended by the Agreement, with requisite covenant lender approval, to amend the first lien net debt to EBITDA ratio financial covenant and to reduce the extended revolving credit commitments to $385 million. The amended financial covenant provides for a maximum first lien net debt to EBITDA ratio of 5.00 to 1.0 from July 1, 2018 through December 31, 2018, 5.25 to 1.0 from January 1, 2019 through December 31, 2019, 5.00 to 1.00 from January 1, 2020 through June 30, 2020, 4.50 to 1.00 from July 1, 2020 through September 30, 2020, and 4.25 to 1.0 thereafter. In addition, CHS agreed pursuant to the Agreement to further restrict its ability to make restricted payments. The revolving credit commitments will terminate on January 27, 2021. The amended Credit Facility includes a 91-day springing maturity date applicable if more than $250 million in the aggregate principal amount of our 8% Senior Notes, 7 1/8% Senior Notes, Term H Facility or refinancings thereof are scheduled to mature or similarly become due within 91 days of such date.

On March 6, 2019, CHS completed a private offering of $1.601 billion aggregate principal amount of 8% Senior Secured Notes due March 15, 2026 (the “8% Senior Secured Notes”). The terms of the 8% Senior Secured Notes are discussed below. Using the proceeds from the offering, the Company repaid the outstanding balance owed under the Term H Loan and paid fees and expenses related to the offering.

8% Senior Notes due 2019

On November 22, 2011, CHS completed a private offering of $1.0 billion aggregate principal amount of 8% Senior Notes due November 15, 2019 (the “8% Senior Notes”). The net proceeds from this issuance, together with available cash on hand, were used to finance the purchase of up to $1.0 billion aggregate principal amount of CHS’ then outstanding 8 7⁄8% Senior Notes due 2015 and related fees and expenses. On March 21, 2012, CHS completed an offering of an additional $1.0 billion aggregate principal amount of 8% Senior Notes, which were issued in a private placement (at a premium of 102.5%). The net proceeds from this issuance were used to finance the purchase of approximately $850 million aggregate principal amount of CHS’ then outstanding 8 7⁄8% Senior Notes due 2015, to pay related fees and expenses and for general corporate purposes. The 8% Senior Notes bear interest at 8% per annum, payable semiannually in arrears on May 15 and November 15. Interest on the 8% Senior Notes accrues from the date of original issuance. Interest is calculated on the basis of a 360-day year comprised of twelve 30-day months.

CHS is entitled, at its option, to redeem all or a portion of the 8% Senior Notes upon not less than 30 nor more than 60 days’ notice, at par, plus accrued and unpaid interest, if any, to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date).

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

On June 22, 2018, CHS issued approximately $1.770 billion aggregate principal amount of new Junior-Priority Secured Notes due June 30, 2023 (the “2023 Junior-Priority Notes”) in exchange for the same amount of 8% Senior Notes. The terms of the 2023 Junior-Priority Notes are described below. Following this exchange, CHS had $155 million aggregate principal amount of 8% Senior Notes outstanding.

7 1⁄8% Senior Notes due 2020

On July 18, 2012, CHS completed a public offering of 7 1⁄8% Senior Notes due July 15, 2020 (the “7 1⁄8% Senior Notes”). The net proceeds from this issuance were used to finance the purchase or redemption of $934 million aggregate principal amount of CHS’ then outstanding 8 7⁄8% Senior Notes due 2015, to pay for consents delivered in connection with a related tender offer, to pay related fees and expenses, and for general corporate purposes. The 7 1⁄8% Senior Notes bear interest at 7.125% per annum, payable semiannually in arrears on July 15 and January 15. Interest on the 7 1⁄8% Senior Notes accrues from the date of original issuance. Interest is calculated on the basis of a 360-day year comprised of twelve 30-day months.

CHS is entitled, at its option, to redeem all or a portion of the 7 1⁄8% Senior Notes upon not less than 30 nor more than 60 days’ notice at par, plus accrued and unpaid interest, if any, to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date).

On June 22, 2018, CHS issued approximately $1.079 billion aggregate principal amount of new Junior-Priority Secured Notes due June 30, 2024 (the “2024 Junior-Priority Notes”) in exchange for the same amount of 7 1⁄8% Senior Notes. The terms of the 2024 Junior-Priority Notes are described below. Following this exchange, CHS had $121 million aggregate principal amount of 7 1⁄8% Senior Notes outstanding.

5 1⁄8% Senior Secured Notes due 2021

On January 27, 2014, CHS completed a private offering of $1.0 billion aggregate principal amount of 5 1⁄8% Senior Secured Notes due August 1, 2021 (the “5 1⁄8% Senior Secured Notes”). The net proceeds from this issuance were used to finance the Company’s acquisition by merger of Health Management Associates (“HMA”). The 5 1⁄8% Senior Secured Notes bear interest at 5.125% per annum, payable semiannually in arrears on February 1 and August 1. Interest on the 5 1⁄8% Senior Secured Notes accrues from the date of original issuance. Interest is calculated on the basis of a 360-day year comprised of twelve 30-day months.

The 5 1⁄8% Senior Secured Notes and the related guarantees are secured by (i) first-priority liens on the collateral (the “Non-ABL Priority Collateral”) that also secures on a first-priority basis the Credit Facility (subject to certain exceptions), the 6¼% Senior Secured Notes, the 8 5⁄8% Senior Secured Notes and the 8% Senior Secured Notes and (ii) second-priority liens on the collateral (the “ABL-Priority Collateral”) that secures on a first-priority basis the ABL Facility (and also secures on a second-priority basis the Credit Facility and the 6¼% Senior Secured Notes, the 8 5⁄8% Senior Secured Notes and the 8% Senior Secured Notes), in each case subject to permitted liens described in the indenture governing the 5 1⁄8% Senior Secured Notes.

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

Pursuant to a registration rights agreement entered into at the time of the issuance of the 5 1⁄8% Senior Secured Notes, as a result of an exchange offer made by CHS, all of the 5 1⁄8% Senior Secured Notes issued in January 2014 were exchanged in October 2014 for new notes (the “2021 Exchange Notes”) having terms substantially identical in all material respects to the 5 1⁄8% Senior Secured Notes (except that the exchange notes were issued under a registration statement pursuant to the 1933 Act). References to the 5 1⁄8% Senior Secured Notes shall be deemed to be the 2021 Exchange Notes unless the context provides otherwise.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

6 7⁄8% Senior Notes due 2022

On January 27, 2014, CHS completed a private offering of $3.0 billion aggregate principal amount of 6 7⁄8% Senior Notes due February 1, 2022 (the “6 7⁄8% Senior Notes”). The net proceeds from this issuance were used to finance the HMA merger. The 6 7⁄8% Senior Notes bear interest at 6.875% per annum, payable semiannually in arrears on February 1 and August 1. Interest on the 6 7⁄8% Senior Notes accrues from the date of original issuance. Interest is calculated on the basis of a 360-day year comprised of twelve 30-day months.

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

6 1⁄4% Senior Secured Notes due 2023

On March 16, 2017, CHS completed a public offering of $2.2 billion aggregate principal amount of 6¼% Senior Secured Notes due March 31, 2023 (the “6¼% Senior Secured Notes”). The net proceeds from this issuance were used to finance the purchase or redemption of $700 million aggregate principal amount of CHS’ then outstanding 2018 Senior Secured Notes and related fees and expenses, and the repayment of $1.445 billion of the Term F Facility. On May 12, 2017, CHS completed a tack-on offering of $900 million aggregate principal amount of 6¼% Senior Secured Notes, increasing the total aggregate principal amount of 6¼% Senior Secured Notes to $3.1 billion. A portion of the net proceeds from this issuance were used to finance the repayment of approximately $713 million aggregate principal amount of CHS’ then outstanding Term A Facility and related fees and expenses. The tack-on notes have identical terms, other than issue date and issue price as the 6¼% Senior Secured Notes issued on March 16, 2017. The 6¼% Senior Secured Notes bear interest at 6.250% per annum, payable semiannually in arrears on March 31 and September 30. Interest on the 6¼% Senior Secured Notes accrues from the date of original issuance. Interest is calculated on the basis of a 360-day year comprised of twelve 30-day months.

The 6 1⁄4% Senior Secured Notes and the related guarantees are secured by (i) first-priority liens on the Non-ABL Priority Collateral that also secures on a first-priority basis the Credit Facility (subject to certain exceptions), the 5 1⁄8% Senior Secured Notes, the 8 5⁄8% Senior Secured Notes and the 8% Senior Secured Notes and (ii) second-priority liens on the ABL-Priority Collateral that secures on a first-priority basis the ABL Facility (and also secures on a second-priority basis the Credit Facility and the 5 1⁄8% Senior Secured Notes, the 8 5⁄8% Senior Secured Notes and the 8% Senior Secured Notes), in each case subject to permitted liens described in the indenture governing the 6 1⁄4% Senior Secured Notes.

CHS is entitled, at its option, to redeem all or a portion of the 6¼% Senior Secured Notes at any time prior to March 31, 2020, upon not less than 30 nor more than 60 days’ notice, at a price equal to 100% of the principal amount of the 6¼% Senior Secured Notes redeemed plus accrued and unpaid interest, if any, plus a “make-whole” premium, as described in the indenture governing the 6¼% Senior Secured Notes. In addition, CHS may redeem up to 40% of the aggregate principal amount of the 6¼% Senior Secured Notes at any time prior to March 31, 2020 using the net proceeds from certain equity offerings at the redemption price of 106.250% of the principal amount of the 6¼% Senior Secured Notes redeemed, plus accrued and unpaid interest, if any.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

CHS may redeem some or all of the 6¼% Senior Secured Notes at any time on or after March 31, 2020 upon not less than 30 nor more than 60 days’ notice, at the following redemption prices (expressed as a percentage of principal amount on the redemption date), plus accrued and unpaid interest, if any, to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date), if redeemed during the periods set forth below:

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

The 2023 Junior-Priority Notes and the related guarantees are secured by (i) second-priority liens on the Non-ABL Priority Collateral that secures on a first-priority basis the Credit Facility (subject to certain exceptions), the 5 1⁄8% Senior Secured Notes, the 6 1⁄4% Senior Secured Notes, the 8 5⁄8% Senior Secured Notes and the 8% Senior Secured Notes and (ii) third-priority liens on the ABL-Priority Collateral that secures on a first-priority basis the ABL Facility (and also secures on a second-priority basis the Credit Facility, the 5 1⁄8% Senior Secured Notes, the 6 1⁄4% Senior Secured Notes, the 8 5⁄8% Senior Secured Notes and the 8% Senior Secured Notes), in each case subject to permitted liens described in the indenture governing the 2023 Junior-Priority Notes.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The 2024 Junior-Priority Notes and the related guarantees are secured by (i) second-priority liens on the Non-ABL Priority Collateral that secures on a first-priority basis the Credit Facility (subject to certain exceptions), the 5 1⁄8% Senior Secured Notes, the 6 1⁄4% Senior Secured Notes, the 8 5⁄8% Senior Secured Notes and the 8% Senior Secured Notes and (ii) third-priority liens on the ABL-Priority Collateral that secures on a first-priority basis the ABL Facility (and also secures on a second-priority basis the Credit Facility, the 5 1⁄8% Senior Secured Notes, the 6 1⁄4% Senior Secured Notes, the 8 5⁄8% Senior Secured Notes and the 8% Senior Secured Notes), in each case subject to permitted liens described in the indenture governing the 2024 Junior-Priority Notes.

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

The indentures governing each of the 2023 Junior-Priority Notes and 2024 Junior-Priority Notes also prohibit CHS from purchasing, repurchasing, redeeming, defeasing or otherwise acquiring or retiring any outstanding 8% Senior Notes and 7 1⁄8% Senior Notes with: (a) cash or cash equivalents on hand as of the consummation of the exchange offers; (b) cash generated from operations; (c) proceeds from assets sales; or (d) proceeds from the issuance of, or in exchange for, secured debt, in each case, prior to the date that is 60 days prior to the relevant maturity dates of such 8% Senior Notes and 7 1⁄8% Senior Notes, as applicable.

8 5⁄8% Senior Secured Notes due 2024

On July 6, 2018, CHS completed a private offering of $1.033 billion aggregate principal amount of 8 5⁄8% Senior Secured Notes due January 15, 2024 (the “8 5⁄8% Senior Secured Notes”). The terms of the 8 5⁄8% Senior Secured Notes are governed by an indenture, dated as of July 6, 2018, among CHS, the Company, the subsidiary guarantors party thereto, Regions Bank, as trustee and Credit Suisse AG, as collateral agent. The 8 5⁄8% Senior Secured Notes bear interest at a rate of 8 5⁄8% per year payable semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 2019. The notes are unconditionally guaranteed on a senior-priority secured basis by the Company and each of the CHS current and future domestic subsidiaries that provide guarantees under CHS’ senior secured credit facilities, CHS’ ABL facility, any capital market debt securities of CHS (including CHS’ outstanding senior notes) and certain other long-term debt of CHS.

The 8 5⁄8% Senior Secured Notes and the related guarantees are secured by (i) first-priority liens on the Non-ABL Priority Collateral that also secures on a first-priority basis the Credit Facility (subject to certain exceptions), the 5 1⁄8% Senior Secured Notes, the 6 1⁄4% Senior Secured Notes and the 8% Senior Secured Notes and (ii) second-priority liens on the ABL-Priority Collateral that secures on a first-priority basis the ABL Facility (and also secures on a second-priority basis the Credit Facility and the 5 1⁄8% Senior Secured Notes, the 6 1⁄4% Senior Secured Notes and the 8% Senior Secured Notes), in each case subject to permitted liens described in the indenture governing the 8 5⁄8% Senior Secured Notes.

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

8% Senior Secured Notes due 2026

On March 6, 2019, CHS completed a private offering of $1.601 billion aggregate principal amount of the 8% Senior Secured Notes. The terms of the 8% Senior Secured Notes are governed by an indenture, dated as of March 6, 2019, among CHS, the Company, the subsidiary guarantors party thereto, Regions Bank, as trustee and Credit Suisse AG, as collateral agent. The 8% Senior Secured Notes bear interest at a rate of 8% per year payable semi-annually in arrears on March 15 and September 15 of each year, commencing on September 15, 2019. The notes are unconditionally guaranteed on a senior-priority secured basis by the Company and each of the CHS current and future domestic subsidiaries that provide guarantees under CHS’ senior secured credit facilities, CHS’ ABL facility, any capital market debt securities of CHS (including CHS’ outstanding senior notes) and certain other long-term debt of CHS.

The 8% Senior Secured Notes and the related guarantees are secured by (i) first-priority liens on the Non-ABL Priority Collateral that also secures on a first-priority basis the Credit Facility (subject to certain exceptions), the 5 1⁄8% Senior Secured Notes, the 6 1⁄4% Senior Secured Notes, and the 8 5⁄8% Senior Secured Notes and (ii) second-priority liens on the ABL-Priority Collateral that secures on a first-priority basis the ABL Facility (and also secures on a second-priority basis the Credit Facility and the 5 1⁄8% Senior Secured Notes, the 6 1⁄4% Senior Secured Notes, and the 8 5⁄8% Senior Secured Notes), in each case subject to permitted liens described in the indenture governing the 8% Senior Secured Notes.

Prior to March 15, 2022, CHS may redeem some or all of the 8% Senior Secured Notes at a redemption price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest, if any, plus a “make-whole” premium, as described in the indenture governing the 8% Senior Secured Notes. In addition, at any time prior to March 15, 2022, CHS may redeem up to 40% of the aggregate principal amount of the 8% Senior Secured Notes with the proceeds of certain equity offerings at 108.000%, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date.

After March 15, 2022, CHS is entitled, at its option, to redeem all or a portion of the 8% Senior Secured Notes upon not less than 15 nor more than 60 days’ notice, at the following redemption prices (expressed as a percentage of principal amount on the redemption date), plus accrued and unpaid interest, if any, to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date), if redeemed during the periods set forth below:

Period	Redemption Price
March 15, 2022 to March 14, 2023	104.000%
March 15, 2023 to March 14, 2024	102.000%
March 15, 2024 to March 14, 2026	100.000%

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

ABL Facility

On April 3, 2018, the Company and CHS entered into an asset-based loan (ABL) credit agreement (the “ABL Credit Agreement”) (as further described below), with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders and other agents party thereto. Pursuant to the ABL Credit Agreement, the lenders have extended to CHS a revolving asset-based loan facility (the “ABL Facility”) in the maximum aggregate principal amount of $1.0 billion, subject to borrowing base capacity. The ABL facility includes borrowing capacity available for letters of credit of $50 million. CHS and all domestic subsidiaries of CHS that guarantee CHS’ other outstanding senior and senior secured indebtedness guarantee the obligations of CHS under the ABL Facility. In conjunction with the closing of the ABL Facility, the wholly-owned special-purpose entity that owned the Receivables pledged under the previous Receivables Facility became a subsidiary guarantor under the Credit Facility and CHS’ outstanding notes. Subject to certain exceptions, all obligations under the ABL Facility and the related guarantees are secured by a perfected first-priority security interest in substantially all of the Receivables, deposit, collection and other accounts and contract rights, books, records and other instruments related to the foregoing of the Company, CHS and the guarantors as well as a perfected junior-priority security interest in substantially all of the other assets of the Company, CHS and the guarantors, subject to customary exceptions and intercreditor arrangements. The revolving credit commitments under the Credit Facility were reduced to $425 million upon the effectiveness of the ABL Facility. In connection with entering into the ABL Credit Agreement and the ABL Facility, the Company repaid in full and terminated its Receivables Facility. The outstanding borrowings pursuant to the ABL Facility at March 31, 2019 totaled $723 million on the condensed consolidated balance sheet.

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

The ABL Facility contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting our ability, subject to certain exceptions, to, among other things (1) declare dividends, make distributions or redeem or repurchase capital stock, (2) prepay, redeem or repurchase other debt, (3) incur liens or grant negative pledges, (4) make loans and investments and enter into acquisitions and joint ventures, (5) incur additional indebtedness or provide certain guarantees, (6) engage in mergers, acquisitions and asset sales, (7) conduct transactions with affiliates, (8) alter the nature of the Company’s, CHS’ or the guarantors’ businesses, (9) grant certain guarantees with respect to physician practices, (10) engage in sale and leaseback transactions or (11) change our fiscal year. The Company is also required to comply with a consolidated fixed coverage ratio, upon certain triggering events described below, and various affirmative covenants. The consolidated fixed coverage ratio is calculated as the ratio of (x) consolidated EBITDA (as defined in the ABL Facility) less capital expenditures to (y) the sum of consolidated interest expense (as defined in the ABL Facility), scheduled principal payments, income taxes and restricted payments made in cash or in permitted investments. For purposes of calculating the consolidated fixed charge coverage ratio, the calculation of consolidated EBITDA as defined in the ABL Facility is a trailing 12-month calculation that begins with consolidated net income attributable to Holdings, with certain adjustments for interest, taxes, depreciation and amortization, net income attributable to noncontrolling interests, stock compensation expense, restructuring costs, and the financial impact of other non-cash or non-recurring items recorded during any such 12-month period. The consolidated fixed charge coverage ratio is a required covenant only in periods where the total borrowings outstanding under the ABL Facility reduce the amount available in the facility to less than the greater of (i) $95 million and (ii) 10% of the calculated borrowing base. At March 31, 2019, the Company is not subject to the consolidated fixed charge coverage ratio as such triggering event had not occurred during the last twelve months ended March 31, 2019.

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

Loss from Early Extinguishment of Debt

The financing and repayment transactions discussed above resulted in a loss from early extinguishment of debt of $31 million and $4 million for the three months ended March 31, 2019 and 2018, respectively, and an after-tax loss of $23 million and $3 million for the three months ended March 31, 2019 and 2018, respectively.

Other Debt

As of March 31, 2019, other debt consisted primarily of other obligations maturing in various installments through 2028.

To limit the effect of changes in interest rates on a portion of the Company’s long-term borrowings, the Company is a party to three separate interest swap agreements in effect at March 31, 2019, with an aggregate notional amount for currently effective swaps of $700 million. On each of these swaps, the Company receives a variable rate of interest based on the three-month LIBOR in exchange for the payment of a fixed rate of interest. See Note 11 for additional information regarding these swaps.

The Company paid interest of $189 million and $212 million on borrowings during the three months ended March 31, 2019 and 2018, respectively.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

11.   FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments has been estimated by the Company using available market information as of March 31, 2019 and December 31, 2018, and valuation methodologies considered appropriate. The estimates presented in the table below are not necessarily indicative of amounts the Company could realize in a current market exchange (in millions):

	March 31, 2019		December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$277	$277	$196	$196
Investments in equity securities	131	131	137	137
Available-for-sale securities	95	95	93	93
Trading securities	11	11	11	11
Liabilities:
Contingent Value Right	-	-	-	-
Credit Facility	-	-	1,602	1,564
8% Senior Notes due 2019	155	153	155	146
7 1⁄8% Senior Notes due 2020	121	115	121	100
5 1⁄8% Senior Secured Notes due 2021	985	983	984	934
6 7⁄8% Senior Notes due 2022	2,596	1,745	2,593	1,175
6 1⁄4% Senior Secured Notes due 2023	3,069	2,919	3,067	2,819
8 5⁄8% Senior Secured Notes due 2024	1,022	1,034	1,021	1,025
8% Senior Secured Notes due 2026	1,572	1,536	-	-
Junior-Priority Secured Notes due 2023	1,751	1,444	1,750	1,380
Junior-Priority Secured Notes due 2024	1,339	1,011	1,338	976
ABL Facility and other debt	762	762	734	734

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

8 5⁄8% Senior Secured Notes due 2024. Estimated fair value is based on the closing market price for these notes.

8% Senior Secured Notes due 2026. Estimated fair value is based on the closing market price for these notes.

Junior-Priority Secured Notes due 2023. Estimated fair value is based on the closing market price for these notes.

Junior-Priority Secured Notes due 2024. Estimated fair value is based on the closing market price for these notes.

ABL Facility and other debt. The carrying amount of the ABL Facility and all other debt approximates fair value due to the nature of these obligations.

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

The Company assesses the effectiveness of its hedge instruments on a quarterly basis. For the three months ended March 31, 2019 and 2018, the Company completed an assessment of the cash flow hedge instruments and determined the hedges to be highly effective. The Company has also determined that the ineffective portion of the hedges do not have a material effect on the Company’s condensed consolidated financial position, operations or cash flows. The counterparties to the interest rate swap agreements expose the Company to credit risk in the event of nonperformance by such counterparties. However, at March 31, 2019, the Company does not anticipate nonperformance by these counterparties. The Company does not hold or issue derivative financial instruments for trading purposes.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Interest rate swaps consisted of the following at March 31, 2019:

Swap #	Notional Amount (in millions)	Fixed Interest Rate	Termination Date	Asset (Liability) Fair Value (in millions)

1	$200	2.515%	August 30, 2019	$-
2	200	2.613%	August 30, 2019	-
3	300	2.892%	August 30, 2020	(2)

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

Assuming no change in interest rates in effect as of March 31, 2019, approximately $3 million of interest income resulting from the spread between the fixed and floating rates defined in each interest rate swap agreement will be recognized during the next 12 months. If interest rate swaps do not remain highly effective as a cash flow hedge, the derivatives’ gains or losses resulting from the change in fair value reported through OCI will be reclassified into earnings.

The following tabular disclosure provides the amount of pre-tax (loss) gain recognized as a component of OCI during the three months ended March 31, 2019 and 2018 (in millions):

	Amount of Pre-Tax (Loss) Gain Recognized in OCI (Effective Portion)
Derivatives in Cash Flow Hedging	Three Months Ended March 31,
Relationships	2019	2018
Interest rate swaps	$(2)	$17

The following tabular disclosure provides the location of the effective portion of the pre-tax (gain) loss reclassified from accumulated other comprehensive loss (“AOCL”) into interest expense on the condensed consolidated statements of loss during the three months ended March 31, 2019 and 2018 (in millions):

	Amount of Pre-Tax (Gain) Loss Reclassified from AOCL into Income (Effective Portion)
Location of (Gain) Loss Reclassified from	Three Months Ended March 31,
AOCL into Income (Effective Portion)	2019	2018
Interest expense, net	$(1)	$5

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The fair values of derivative instruments in the condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018 were as follows (in millions):

	Asset Derivatives				Liability Derivatives
	March 31, 2019		December 31, 2018		March 31, 2019		December 31, 2018
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments	Other assets, net	$-	Other assets, net	$3	Other long-term liabilities	$2	Other long-term liabilities	$2

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

In instances where the determination of the fair value hierarchy measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment of factors specific to the asset or liability. Transfers between levels within the fair value hierarchy are recognized by the Company on the date of the change in circumstances that requires such transfer. There were no transfers between levels during the three-month periods ended March 31, 2019 or March 31, 2018.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following table sets forth, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 (in millions):

	March 31, 2019	Level 1	Level 2	Level 3
Investments in equity securities	$131	$131	$-	$-
Available-for-sale securities	95	-	95	-
Trading securities	11	-	11	-
Fair value of interest rate swap agreements	-	-	-	-

Total assets	$237	$131	$106	$-

Fair value of interest rate swap agreements	$2	$-	$2	$-

Total liabilities	$2	$-	$2	$-

	December 31, 2018	Level 1	Level 2	Level 3
Investments in equity securities	$137	$137	$-	$-
Available-for-sale securities	93	-	93	-
Trading securities	11	-	11	-
Fair value of interest rate swap agreements	3	-	3	-

Total assets	$244	$137	$107	$-

Contingent Value Right (CVR)	$-	$-	$-	$-
Fair value of interest rate swap agreements	2	-	2	-

Total liabilities	$2	$-	$2	$-

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

Contingent Value Right (CVR)

The CVRs represented the estimate of the fair value for the contingent consideration paid to HMA shareholders as part of the HMA merger. The CVRs were listed on the Nasdaq and the valuation of the CVRs was based on the quoted trading price for the CVRs on the last day of the period. Changes in the estimated fair value of the CVRs were recorded through the condensed consolidated statements of loss. In January 2019, the CVRs were terminated and removed from listing with Nasdaq after the determination that no amount was payable under the CVR agreement.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The Company incorporates CVAs to appropriately reflect both its own nonperformance or credit risk and the respective counterparty’s nonperformance or credit risk in the fair value measurements. In adjusting the fair value of its interest rate swap agreements for the effect of nonperformance or credit risk, the Company has considered the impact of any netting features included in the agreements. The CVA on the Company’s interest rate swap agreements had an immaterial effect on the fair value of the related asset or liability at March 31, 2019 and December 31, 2018.

The majority of the inputs used to value the Company’s interest rate swap agreements, including the forward interest rate curves and market perceptions of the Company’s credit risk used in the CVAs, are observable inputs available to a market participant. As a result, the Company has determined that the interest rate swap valuations are classified in Level 2 of the fair value hierarchy.

13.   LEASES

The Company utilizes operating and finance leases for the use of certain hospitals, medical office buildings, and medical equipment. All lease agreements generally require the Company to pay maintenance, repairs, property taxes and insurance costs, which are variable amounts based on actual costs incurred during each applicable period. Such costs are not included in the determination of the ROU asset or lease liability. Variable lease cost also includes escalating rent payments that are not fixed at commencement but are based on an index that is determined in future periods over the lease term based on changes in the Consumer Price Index or other measure of cost inflation. Most leases include one or more options to renew the lease at the end of the initial term, with renewal terms that generally extend the lease at the then market rate of rental payment. Certain leases also include an option to buy the underlying asset at or a short time prior to the termination of the lease. All such options are at the Company’s discretion and are evaluated at the commencement of the lease, with only those that are reasonably certain of exercise included in determining the appropriate lease term. The components of lease cost and rent expense for the three months ended March 31, 2019 are as follows (in millions):

Three Months Ended
Lease Cost	March 31, 2019
Operating lease cost:
Operating lease cost	$48
Short-term rent expense	30
Variable lease cost	3
Sublease income	(1)

Total operating lease cost	$80

Finance lease cost:
Amortization of right-of-use assets	$3
Interest on finance lease liabilities	2

Total finance lease cost	$5

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Supplemental balance sheet information related to leases was as follows (in millions):

	Balance Sheet Classification	March 31, 2019
Operating Leases:
Operating Lease ROU Assets	Other assets, net	$623

Finance Leases:
Finance Lease ROU Assets	Property and equipment	187
Accumulated amortization	Accumulated depreciation and amortization	(57)
Current finance lease liabilities	Current maturities of long-term debt	8
Long-term finance lease liabilities	Long-term debt	118

Supplemental cash flow and other information related to leases as of and for the three months ended March 31, 2019 are as follows (dollars in millions):

Three Months Ended
Other information	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$35
Operating cash flows from finance leases	2
Financing cash flows from finance leases	3
Right-of-use assets obtained in exchange for new finance lease liabilities	1
Right-of-use assets obtained in exchange for new operating lease liabilities	15
Weighted-average remaining lease term:
Operating leases	6 years
Finance leases	20 years
Weighted-average discount rate:	9.3%
Operating leases	5.7%
Finance leases

On December 22, 2016, the Company completed the sale and leaseback of ten medical office buildings for net proceeds of $159 million to HCP, Inc. The buildings, with a combined total of 756,183 square feet, are located in five states and support a wide array of diagnostic, medical and surgical services in an outpatient setting for the respective nearby hospitals. Because of the Company’s continuing involvement in these leased buildings, the transaction did not qualify for sale treatment and the related leases have been recorded as financing obligations in the Company’s condensed consolidated balance sheet at December 31, 2018. Upon adoption of ASC 842 on January 1, 2019, the Company reevaluated the classification of these financing arrangements utilizing the new accounting requirements for sale-leasebacks in ASC 842, concluding that these financing arrangements continue to not qualify for sale treatment and therefore should continue to be classified as financing obligations. At March 31, 2019, six of these financing obligations remain outstanding and are included in the table below, with the other four divested in conjunction with the sale of the related hospital entity.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Commitments relating to noncancellable operating and finance leases and financing obligations for each of the next five years and thereafter are as follows (in millions):

Year Ending December 31,	Operating	Finance	Financing Obligations
2019 (remaining nine months)	$157	$12	$7
2020	170	12	7
2021	123	11	7
2022	100	10	7
2023	79	16	7
Thereafter	231	164	119

Total minimum future payments	860	225	154
Less: Imputed interest	(222)	(99)	(52)

Total liabilities	638	126	102
Less: Current portion	(143)	(8)	(3)

Long-term liabilities	$495	$118	$99

As previously disclosed in our 2018 Annual Report on Form 10-K, which followed the lease accounting prior to adoption of ASC 842, future commitments relating to noncancellable operating and capital leases and financing obligations for the five years and period thereafter as of December 31, 2018 were as follows (in millions):

Year Ending December 31,	Operating (1)	Capital	Financing Obligations
2019	$188	$12	$12
2020	157	10	9
2021	121	8	10
2022	98	7	10
2023	79	14	10
Thereafter	234	121	106

Total minimum future payments	$877	172	157

Less: Imputed interest		(80)	(18)

Total capital lease and financing obligations		92	139
Less: Current portion		(8)	(5)

Long-term capital lease and financing obligations		$84	$134

(1)     Minimum lease payments have not been reduced by minimum sublease rentals due in the future, which are considered immaterial.

As of March 31, 2019, there were approximately $10 million of assets underlying approved but pending leases that have not yet commenced, primarily for medical equipment.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

14.   EMPLOYEE BENEFIT PLANS

The Company provides an unfunded Supplemental Executive Retirement Plan (“SERP”) for certain members of its executive management. The Company uses a December 31 measurement date for the benefit obligations and a January 1 measurement date for its net periodic costs for the SERP. Variances from actuarially assumed rates will result in increases or decreases in benefit obligations and net periodic cost in future periods. Benefits expense under the SERP was $2 million for both of the three-month periods ended March 31, 2019 and 2018. The accrued benefit liability for the SERP totaled $67 million and $66 million at March 31, 2019 and December 31, 2018, respectively, and is included in other long-term liabilities on the condensed consolidated balance sheets. The weighted-average assumptions used in determining net periodic cost for the three months ended March 31, 2019 and March 31, 2018 were a discount rate of 4.2% and 3.4%, respectively, and an annual salary increase of 3.0% and 2.0%, respectively. The Company had equity investment securities in a rabbi trust generally designated to pay benefits of the SERP in the amounts of $78 million and $74 million at March 31, 2019 and December 31, 2018, respectively. These amounts are included in other assets, net on the condensed consolidated balance sheets.

During 2018, certain members of executive management of the Company that were participants in the SERP retired and met the requirements for payout of their SERP retirement benefit. The SERP payout provisions require payment to the participant in an actuarially determined lump sum amount six months after the participant retires from the Company. Such amounts were paid out of the rabbi trust. As required by the pension accounting rules in U.S. GAAP, the Company recognized a loss of less than $1 million during the three months ended March 31, 2018. There was no settlement loss during the three months ended March 31, 2019.

15.   CONTINGENCIES

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

The table below presents a reconciliation of the beginning and ending liability balances (in millions) during the three months ended March 31, 2019, with respect to the Company’s determination of the contingencies of the Company in respect of which an accrual has been recorded.

Summary of Recorded Amounts

Probable Contingencies
Balance as of December 31, 2018	$19
Expense	-
Reserve for insured claim	-
Cash payments	-

Balance as of March 31, 2019	$19

In accordance with applicable accounting guidance, the Company establishes a liability for litigation, regulatory and governmental matters for which, based on information currently available, the Company believes that a negative outcome is known or is probable and the amount of the loss is reasonably estimable. For all such matters (whether or not discussed in this contingencies footnote), such amounts have been recorded in other accrued liabilities on the condensed consolidated balance sheet and are included in the table above. Due to the uncertainties and difficulty in predicting the ultimate resolution of these contingencies, the actual amount could differ from the estimated amount reflected as a liability on the condensed consolidated balance sheet.

In the aggregate, attorneys’ fees and other costs incurred but not included in the table above related to probable contingencies, totaled less than $1 million for both of the three-month periods ended March 31, 2019 and 2018, and are included in other operating expenses in the accompanying condensed consolidated statements of loss.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

16.   SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Senior Notes due 2019, 2020 and 2022, which are senior unsecured obligations of CHS, the 5 1⁄8% Senior Secured Notes due 2021, and the 6¼% Senior Secured Notes due 2023 (collectively, “the Notes”) are guaranteed on a senior basis by the Company and by certain of its existing and subsequently acquired or organized 100% owned domestic subsidiaries. In addition, equity interests held by the Company in non-guarantor subsidiaries have been pledged as collateral under the Notes, except for equity interests held in three hospitals owned jointly with a non-profit, health organization. The Notes are fully and unconditionally guaranteed on a joint and several basis, with exceptions considered customary for such guarantees, limited to the release of the guarantee when a subsidiary guarantor’s capital stock is sold, or a sale of all of the subsidiary guarantor’s assets used in operations. The following condensed consolidating financial statements present Community Health Systems, Inc. (as parent guarantor), CHS (as the issuer), the subsidiary guarantors, the subsidiary non-guarantors and eliminations. These condensed consolidating financial statements have been prepared and presented in accordance with SEC Regulation S-X Rule 3-10 “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.”

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

From time to time, subsidiaries of the Company sell and/or repurchase noncontrolling interests in consolidated subsidiaries, which may change subsidiaries between guarantors and non-guarantors. Amounts for prior periods have been revised to reflect the status of guarantors and non-guarantors as of March 31, 2019.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Loss

Three Months Ended March 31, 2019

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
Net operating revenues	$-	$42	$2,073	$1,261	$-	$3,376
Operating costs and expenses:
Salaries and benefits	-	-	801	741	-	1,542
Supplies	-	-	373	185	-	558
Other operating expenses	-	-	529	282	-	811
Government and other legal settlements and related costs	-	-	5	-	-	5
Electronic health records incentive reimbursement	-	-	-	-	-	-
Lease cost and rent	-	-	41	39	-	80
Depreciation and amortization	-	-	94	59	-	153
Impairment and (gain) loss on sale of businesses, net	-	-	24	14	-	38

Total operating costs and expenses	-	-	1,867	1,320	-	3,187

Income (loss) from operations	-	42	206	(59)	-	189
Interest expense, net	-	138	136	(17)	-	257
Loss from early extinguishment of debt	-	31	-	-	-	31
Equity in earnings of unconsolidated affiliates	118	(2)	77	-	(198)	(5)

(Loss) income before income taxes	(118)	(125)	(7)	(42)	198	(94)
(Benefit from) provision for income taxes	-	(7)	(1)	15	-	7

Net (loss) income	(118)	(118)	(6)	(57)	198	(101)
Less: Net income attributable to noncontrolling interests	-	-	-	17	-	17

Net (loss) income attributable to Community Health
Systems, Inc. stockholders	$(118)	$(118)	$(6)	$(74)	$198	$(118)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Loss

Three Months Ended March 31, 2018

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
Net operating revenues	$-	$(5)	$2,285	$1,409	$-	$3,689
Operating costs and expenses:
Salaries and benefits	-	-	847	801	-	1,648
Supplies	-	-	406	210	-	616
Other operating expenses	-	-	607	304	-	911
Government and other legal settlements and related costs	-	-	5	-	-	5
Electronic health records incentive reimbursement	-	-	(1)	-	-	(1)
Lease cost and rent	-	-	47	42	-	89
Depreciation and amortization	-	-	116	65	-	181
Impairment and (gain) loss on sale of businesses, net	-	-	16	12	-	28

Total operating costs and expenses	-	-	2,043	1,434	-	3,477

(Loss) income from operations	-	(5)	242	(25)	-	212
Interest expense, net	-	91	143	(6)	-	228
Loss from early extinguishment of debt	-	4	-	-	-	4
Equity in earnings of unconsolidated affiliates	25	(34)	22	-	(20)	(7)

(Loss) income before income taxes	(25)	(66)	77	(19)	20	(13)
(Benefit from) provision for income taxes	-	(41)	44	(10)	-	(7)

Net (loss) income	(25)	(25)	33	(9)	20	(6)
Less: Net income attributable to noncontrolling interests	-	-	-	19	-	19

Net (loss) income attributable to Community Health
Systems, Inc. stockholders	$(25)	$(25)	$33	$(28)	$20	$(25)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Comprehensive Loss

Three Months Ended March 31, 2019

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
Net (loss) income	$(118)	$(118)	$(6)	$(57)	$198	$(101)
Other comprehensive (loss) income, net of income taxes:
Net change in fair value of interest rate swaps, net of tax	(2)	(2)	-	-	2	(2)
Net change in fair value of available-for-sale securities, net of tax	2	2	2	-	(4)	2
Amortization and recognition of unrecognized pension cost components, net of tax	-	-	-	-	-	-

Other comprehensive income (loss)	-	-	2	-	(2)	-

Comprehensive (loss) income	(118)	(118)	(4)	(57)	196	(101)
Less: Comprehensive income attributable to noncontrolling interests	-	-	-	17	-	17

Comprehensive (loss) income attributable to Community Health Systems, Inc. stockholders	$(118)	$(118)	$(4)	$(74)	$196	$(118)

Condensed Consolidating Statement of Comprehensive Loss

Three Months Ended March 31, 2018

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
Net (loss) income	$(25)	$(25)	$33	$(9)	$20	$(6)
Other comprehensive (loss) income, net of income taxes:
Net change in fair value of interest rate swaps, net of tax	18	18	-	-	(18)	18
Net change in fair value of available-for-sale securities, net of tax	(2)	(2)	(2)	-	4	(2)
Amortization and recognition of unrecognized pension cost components, net of tax	1	1	1	-	(2)	1

Other comprehensive income (loss)	17	17	(1)	-	(16)	17

Comprehensive (loss) income	(8)	(8)	32	(9)	4	11
Less: Comprehensive income attributable to noncontrolling interests	-	-	-	19	-	19

Comprehensive (loss) income attributable to Community Health Systems, Inc. stockholders	$(8)	$(8)	$32	$(28)	$4	$(8)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Balance Sheet

March 31, 2019

	Parent		Other	Non -
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In millions)

		ASSETS
Current assets:
Cash and cash equivalents	$-	$-	$217	$60	$-	$277
Patient accounts receivable	-	-	1,974	386	-	2,360
Supplies	-	-	258	139	-	397
Prepaid income taxes	3	-	-	-	-	3
Prepaid expenses and taxes	-	-	147	50	-	197
Other current assets	-	-	100	261	-	361

Total current assets	3	-	2,696	896	-	3,595

Intercompany receivable	-	12,566	4,896	6,178	(23,640)	-

Property and equipment, net	-	-	3,948	2,138	-	6,086

Goodwill	-	-	2,754	1,799	-	4,553

Deferred income taxes	66	-	-	-	-	66

Other assets, net	-	22	1,114	873	-	2,009

Net investment in subsidiaries	-	21,884	11,716	-	(33,600)	-

Total assets	$69	$34,472	$27,124	$11,884	$(57,240)	$16,309

LIABILITIES AND DEFICIT
Current liabilities:
Current maturities of long-term debt	$-	$155	$25	$25	$-	$205
Current operating lease liabilities	-	-	77	66	-	143
Accounts payable	-	3	559	301	-	863
Accrued interest	-	250	-	-	-	250
Accrued liabilities	-	1	595	451	-	1,047

Total current liabilities	-	409	1,256	843	-	2,508

Long-term debt	-	13,163	146	76	-	13,385

Intercompany payable	1,694	22,481	24,648	11,722	(60,545)	-

Deferred income taxes	29	-	-	-	-	29

Long-term operating lease liabilities	-	-	252	243	-	495

Other long-term liabilities	9	2	690	276	-	977

Total liabilities	1,732	36,055	26,992	13,160	(60,545)	17,394

Redeemable noncontrolling interests in equity of consolidated subsidiaries	-	-	-	505	-	505

Deficit:
Community Health Systems, Inc. stockholders’ deficit:
Common stock	1	-	-	-	-	1
Additional paid-in capital	2,007	(354)	161	(583)	776	2,007
Accumulated other comprehensive loss	(10)	(10)	(11)	(2)	23	(10)
(Accumulated deficit) retained earnings	(3,661)	(1,219)	(18)	(1,269)	2,506	(3,661)

Total Community Health Systems, Inc. stockholders’ (deficit) equity	(1,663)	(1,583)	132	(1,854)	3,305	(1,663)
Noncontrolling interests in equity of consolidated subsidiaries	-	-	-	73	-	73

Total (deficit) equity	(1,663)	(1,583)	132	(1,781)	3,305	(1,590)

Total liabilities and deficit	$69	$34,472	$27,124	$11,884	$(57,240)	$16,309

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Balance Sheet

December 31, 2018

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2019

	Parent		Other	Non -
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In millions)

Net cash (used in) provided by operating activities	$-	$(59)	$130	$62	$-	$133

Cash flows from investing activities:
Acquisitions of facilities and other related businesses	-	-	(3)	(1)	-	(4)
Purchases of property and equipment	-	-	(102)	(19)	-	(121)
Proceeds from disposition of hospitals and other ancillary operations	-	18	138	5	-	161
Purchases of available-for-sale securities and equity securities	-	-	(9)	(6)	-	(15)
Proceeds from sales of available-for-sale securities and equity securities	-	-	20	12	-	32
Increase in other investments	-	-	(32)	(2)	-	(34)

Net cash provided by (used in) investing activities	-	18	12	(11)	-	19

Cash flows from financing activities:
Repurchase of restricted stock shares for payroll tax withholding requirements	(1)	-	-	-	-	(1)
Deferred financing costs and other debt-related costs	-	(25)	-	-	-	(25)
Proceeds from noncontrolling investors in joint ventures	-	-	-	1	-	1
Redemption of noncontrolling investments in joint ventures	-	-	-	(1)	-	(1)
Distributions to noncontrolling investors in joint ventures	-	-	-	(27)	-	(27)
Changes in intercompany balances with affiliates, net	1	83	(62)	(22)	-	-
Borrowings under credit agreements	-	-	12	-	-	12
Issuance of long-term debt	-	1,840	-	-	-	1,840
Proceeds from ABL facility	-	25	-	-	-	25
Repayments of long-term indebtedness	-	(1,882)	(10)	(3)	-	(1,895)

Net cash provided by (used in) financing activities	-	41	(60)	(52)	-	(71)

Net change in cash and cash equivalents	-	-	82	(1)	-	81
Cash and cash equivalents at beginning of period	-	-	135	61	-	196

Cash and cash equivalents at end of period	$-	$-	$217	$60	$-	$277

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2018

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
Net cash provided by (used in) operating activities	$26	$(58)	$108	$30	$-	$106

Cash flows from investing activities:
Acquisitions of facilities and other related businesses	-	-	(3)	(5)	-	(8)
Purchases of property and equipment	-	-	(119)	(51)	-	(170)
Proceeds from disposition of hospitals and other ancillary operations	-	-	10	1	-	11
Proceeds from sale of property and equipment	-	-	1	2	-	3
Purchases of available-for-sale securities and equity securities	-	-	(11)	(8)	-	(19)
Proceeds from sales of available-for-sale securities and equity securities	-	-	28	6	-	34
Increase in other investments	-	-	(14)	(14)	-	(28)

Net cash used in investing activities	-	-	(108)	(69)	-	(177)

Cash flows from financing activities:
Repurchase of restricted stock shares for payroll tax withholding requirements	(1)	-	-	-	-	(1)
Deferred financing costs and other debt-related costs	-	-	(11)	-	-	(11)
Proceeds from noncontrolling investors in joint ventures	-	-	-	-	-	-
Redemption of noncontrolling investments in joint ventures	-	-	-	(3)	-	(3)
Distributions to noncontrolling investors in joint ventures	-	-	-	(23)	-	(23)
Changes in intercompany balances with affiliates, net	(25)	69	(136)	92	-	-
Borrowings under credit agreements	-	-	10	-	-	10
Issuance of long-term debt	-	-	-	-	-	-
Proceeds from ABL facility	-	-	49	-	-	49
Repayments of long-term indebtedness	-	(11)	(76)	(2)	-	(89)

Net cash (used in) provided by financing activities	(26)	58	(164)	64	-	(68)

Net change in cash and cash equivalents	-	-	(164)	25	-	(139)
Cash and cash equivalents at beginning of period	-	-	499	64	-	563

Cash and cash equivalents at end of period	$-	$-	$335	$89	$-	$424

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

Executive Overview

We are one of the largest publicly traded hospital companies in the United States and a leading operator of general acute care hospitals and outpatient facilities in communities across the country. We provide healthcare services through the hospitals that we own and operate and affiliated businesses in non-urban and selected urban markets throughout the United States. We generate revenues by providing a broad range of general and specialized hospital healthcare services and outpatient services to patients in the communities in which we are located. As of March 31, 2019, we owned or leased 106 hospitals, comprised of 104 general acute care hospitals and two stand-alone rehabilitation or psychiatric hospitals. For the hospitals that we own and operate, we are paid for our services by governmental agencies, private insurers and directly by the patients we serve.

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

Completed Divestiture and Acquisition Activity

During the three months ended March 31, 2019, we completed the divestiture of seven hospitals, including two hospitals the divestiture of which closed effective January 1, 2019 (for these hospitals, we received the net proceeds at a preliminary closing on December 31, 2018). These seven hospitals represented annual net operating revenues in 2018 of approximately $620 million, and we received total net proceeds of approximately $209 million in connection with the disposition of these hospitals.

During 2018, we completed the divestiture of 11 hospitals. These 11 hospitals represented annual net operating revenues in 2017 of approximately $950 million, and we received total net proceeds of approximately $405 million in connection with the disposition of these hospitals.

The following table provides a summary of hospitals that we divested during the three months ended March 31, 2019 and the year ended December 31, 2018:

Hospital	Buyer	City, State	Licensed Beds	Effective Date

2019 Divestitures

Mary Black Health System - Spartanburg	Spartanburg Regional Healthcare System	Spartanburg, SC	207	January 1, 2019
Mary Black Health System - Gaffney	Spartanburg Regional Healthcare System	Gaffney, SC	125	January 1, 2019
Memorial Hospital of Salem County	Community Healthcare Associates, LLC	Salem, NJ	126	January 31, 2019
Chester Regional Medical Center	Medical University Hospital Authority	Chester, SC	82	March 1, 2019
Carolinas Hospital System - Florence	Medical University Hospital Authority	Florence, SC	396	March 1, 2019
Springs Memorial Hospital	Medical University Hospital Authority	Lancaster, SC	225	March 1, 2019
Carolinas Hospital System - Marion	Medical University Hospital Authority	Mullins, SC	124	March 1, 2019

2018 Divestitures

Bayfront Health Dade City	Adventist Health System	Dade City, FL	120	April 1, 2018
Tennova Healthcare - Dyersburg Regional	West Tennessee Healthcare	Dyersburg, TN	225	June 1, 2018
Tennova Healthcare - Regional Jackson	West Tennessee Healthcare	Jackson, TN	150	June 1, 2018
Tennova Healthcare - Volunteer Martin	West Tennessee Healthcare	Martin, TN	100	June 1, 2018
Williamson Memorial Hospital	Mingo Health Partners, LLC	Williamson, WV	76	June 1, 2018
Byrd Regional Hospital	Allegiance Health Management	Leesville, LA	60	June 1, 2018
Tennova Healthcare - Jamestown	Rennova Health, Inc.	Jamestown, TN	85	June 1, 2018
Munroe Regional Medical Center	Adventist Health System	Ocala, FL	425	August 1, 2018
AllianceHealth Deaconess	INTEGRIS Health	Oklahoma City, OK	238	October 1, 2018
Sparks Regional Medical Center	Baptist Health	Fort Smith, AR	492	November 1, 2018
Sparks Medical Center - Van Buren	Baptist Health	Van Buren, AR	103	November 1, 2018

On March 29, 2019, we signed a definitive agreement for the sale of Tennova Healthcare - Lebanon (245 licensed beds) in Lebanon, Tennessee, and its associated assets to a subsidiary of Vanderbilt University Medical Center.

In addition to the divestiture of these hospitals in 2018 and 2019 as noted above, we continue to receive interest from potential buyers for certain of our hospitals. We intend to continue our portfolio rationalization strategy during the remainder of 2019 and are pursuing additional interests for sale transactions, which are currently in various stages of negotiation with potential buyers. There can be no assurance that these potential divestitures (or the potential divestiture currently subject to a definitive agreement) will be completed, or if they are completed, the ultimate timing of the completion of these divestitures. We expect to use proceeds from divestitures to reduce debt and/or reinvest in our facilities to strengthen our regional networks and local market operations.

During the three months ended March 31, 2019, we paid approximately $4 million to acquire the operating assets and related businesses of certain physician practices, clinics and other ancillary businesses that operate within the communities served by our hospitals.

Overview of Operating Results

Our net operating revenues for the three months ended March 31, 2019 decreased $313 million to approximately $3.4 billion compared to approximately $3.7 billion for the three months ended March 31, 2018. On a same-store basis, net operating revenues for the three months ended March 31, 2019 increased $100 million compared to the three months ended March 31, 2018.

We had a net loss of $101 million during the three months ended March 31, 2019, compared to a net loss of $6 million for the three months ended March 31, 2018. Loss for the three months ended March 31, 2019 included the following:

•	an after-tax charge of $4 million for government and other legal settlements, net of related legal expenses,

•	an after-tax charge of $29 million for the impairment of goodwill and long-lived assets of hospitals sold or held for sale based on their estimated fair values,

•	an after-tax charge of $23 million for loss from early extinguishment of debt, and

•	an after-tax charge of $1 million for legal expenses related to the settlement of the CVR agreement liability and related HMA legal proceedings.

Loss for the three months ended March 31, 2018 included the following:

•	an after-tax charge of $4 million for government and other legal settlements, net of related legal expenses,

•	an after-tax charge of $27 million for the impairment of goodwill and long-lived assets of hospitals sold or held for sale based on their estimated fair values,

•	an after-tax charge of $1 million for employee termination benefits and other restructuring costs,

•	an after-tax charge of $3 million for loss from early extinguishment of debt, and

•	an after-tax charge of $4 million from fair value adjustments on the CVR agreement liability related to the HMA legal proceedings, and related legal expenses.

Consolidated inpatient admissions for the three months ended March 31, 2019, decreased 13.4%, compared to the three months ended March 31, 2018. Consolidated adjusted admissions for the three months ended March 31, 2019, decreased 12.8%, compared to the three months ended March 31, 2018. Same-store inpatient admissions for the three months ended March 31, 2019, decreased 0.1%, compared to the three months ended March 31, 2018, and same-store adjusted admissions for the three months ended March 31, 2019, increased 0.8%, compared to the three months ended March 31, 2018.

Self-pay revenues represented approximately 1.0% and 2.2% of net operating revenues for the three months ended March 31, 2019 and 2018, respectively. The amount of foregone revenue related to providing charity care services as a percentage of net operating revenues was approximately 4.2% and 3.1% for the three months ended March 31, 2019 and 2018, respectively. Direct and indirect costs incurred in providing charity care services as a percentage of net operating revenues was approximately 0.5% and 0.4% for the three months ended March 31, 2019 and 2018, respectively.

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

However, the future of the Affordable Care Act is uncertain. Since the 2016 presidential election, significant changes have been made to the Affordable Care Act, its implementation, and its interpretation. The current presidential administration and certain members of Congress have stated their intent to repeal or make additional significant changes to the law. For example, as part of the tax reform legislation which was enacted in December 2017, the financial penalty associated with the individual mandate was eliminated, effective January 1, 2019, which may result in fewer individuals electing to purchase health insurance. In December 2018, a federal judge in Texas found the entire Affordable Care Act to be unconstitutional as a result of the individual mandate penalty being eliminated. However, the law remains in place pending appeal. In addition, final rules issued in 2018 expand availability of association health plans and allow the sale of short-term, limited-duration health plans, neither of which are required to cover all of the essential health benefits mandated by the Affordable Care Act. These changes may impact the number of individuals who elect to purchase health insurance or the scope of such coverage, if purchased. Of critical importance to us will be the potential impact of any changes specific to the Medicaid funding and expansion provisions of the Affordable Care Act. We operate hospitals in five of the ten states that experienced the largest reductions in uninsured rates among adult residents between 2013 and 2015. In general, the states with the greatest reductions in the number of uninsured adult residents have expanded Medicaid. A number of states have opted out of the Medicaid coverage expansion provisions, but could ultimately decide to expand their programs at a later date. Of the 18 states in which we operated hospitals as of March 31, 2019, nine states have taken action to expand their Medicaid programs. At this time, the other nine states have not, including Florida, Alabama, Tennessee and Texas, where we operated a significant number of hospitals as of March 31, 2019. Some states use, or have applied to use, waivers granted by CMS to implement expansion, impose different eligibility or enrollment restrictions, or otherwise implement programs that vary from federal standards. CMS administrators have indicated that they are increasing state flexibility in the administration of Medicaid programs. For example, CMS has granted a limited number of state applications for waivers that allow a state to condition Medicaid enrollment on work or other community engagement. Several states have similar applications pending.

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

We believe that the Affordable Care Act has had a positive impact on net operating revenues and income as the result of the expansion of private sector and Medicaid coverage that has occurred. However, legislative and executive branch efforts related to healthcare reform could result in increased prices for consumers purchasing health insurance coverage or the sale of insurance plans that contain gaps in coverage, which could destabilize insurance markets and impact the rates of uninsured or underinsured adults. Other provisions of the Affordable Care Act, such as requirements related to employee health insurance coverage and changes to Medicare and Medicaid reimbursement, have increased our operating costs or adversely impacted the reimbursement we receive.

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

In recent years, a number of laws, including the Affordable Care Act and Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, have promoted shifting from traditional fee-for-service reimbursement models to alternative payment models that tie reimbursement to quality and cost of care. CMS currently administers various ACOs and bundled payment demonstration projects and has indicated that it will continue to pursue similar initiatives.

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

As a result of our current levels of cash, available borrowing capacity, long-term outlook on our debt repayments, the refinancing of our term loans and our continued projection of our ability to generate cash flows, we anticipate that we will be able to invest the necessary capital in our business over the next twelve months. We believe there continues to be ample opportunity to strengthen our market share in substantially all of our markets by decreasing the need for patients to travel outside their communities for healthcare. Furthermore, we will continue to strive to improve operating efficiencies and procedures in order to improve the performance of our hospitals.

Sources of Revenue

The following table presents the approximate percentages of net operating revenues by payor source for the periods indicated. The data for the periods presented are not strictly comparable due to the effect that hospital acquisitions and divestitures have had on these statistics.

	Three Months Ended March 31,
	2019	2018
Medicare	26.3%	28.0%
Medicaid	12.7	12.4
Managed Care and other third-party payors	60.0	57.4
Self-pay	1.0	2.2

Total	100.0%	100.0%

As shown above, we receive a substantial portion of our revenues from the Medicare and Medicaid programs. Included in Managed Care and other third-party payors is operating revenues from insurance companies with which we have insurance provider contracts, Medicare managed care, insurance companies for which we do not have insurance provider contracts, workers’ compensation carriers and non-patient service revenue, such as rental income and cafeteria sales. In the future, we generally expect the portion of revenues received from the Medicare and Medicaid programs to increase due to the general aging of the population. In addition, the Affordable Care Act has increased the number of insured patients in states that have expanded Medicaid, which in turn, has reduced the percentage of revenues from self-pay patients. However, it is unclear whether the trend of increased coverage will continue, due in part to the elimination of the financial penalty associated with the individual mandate, effective January 1, 2019. Further, the Affordable Care Act imposes significant reductions in amounts the government pays Medicare managed care plans. The trend toward increased enrollment in Medicare managed care may adversely affect our operating revenue. Other provisions in the Affordable Care Act impose minimum medical-loss ratios and require insurers to meet specific benefit requirements. Furthermore, in the normal course of business, managed care programs, insurance companies and employers actively negotiate the amounts paid to hospitals. The trend toward increased enrollment in managed care may adversely affect our operating performance. There can be no assurance that we will retain our existing reimbursement arrangements or that these third-party payors will not attempt to further reduce the rates they pay for our services.

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-based reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for the treatment of patients covered by Medicare, Medicaid and non-governmental payors are generally less than the standard billing rates. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues and net loss by an insignificant amount in each of the three-month periods ended March 31, 2019 and 2018.

The payment rates under the Medicare program for hospital inpatient and outpatient acute care services are based on a prospective payment system, depending upon the diagnosis of a patient’s condition. These rates are indexed for inflation annually, although increases have historically been less than actual inflation. On August 2, 2018, CMS issued the final rule to increase this index by 2.9% for hospital inpatient acute care services that are reimbursed under the prospective payment system, beginning October 1, 2018. The final rule provides for a 0.8% multifactor productivity reduction, a 0.75% reduction pursuant to the Affordable Care Act, and a positive 0.5% adjustment in accordance with the MACRA, which, together is expected to yield an estimated net 1.85% increase in reimbursement for hospital inpatient acute care services. An additional reduction applies to hospitals that do not submit required patient quality data. We are complying with this data submission requirement. Payments may also be affected by admission and medical review criteria for inpatient services commonly known as the “two midnight rule.” Under the rule, for admissions on or after October 1, 2013, services to Medicare beneficiaries are only payable as inpatient hospital services when there is a reasonable expectation that the hospital care is medically necessary and will be required across two midnights, absent unusual circumstances. Stays expected to need less than two midnights of hospital care are subject to medical review on a case-by-case basis. Reductions in the rate of increase or overall reductions in Medicare reimbursement may cause a decline in the growth of our net operating revenues.

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

The following tables summarize, for the periods indicated, selected operating data.

	Three Months Ended March 31,
	2019	2018
Operating results, as a percentage of net operating revenues:
Net operating revenues	100.0%	100.0%
Operating expenses (a)	(88.8)	(88.6)
Depreciation and amortization	(4.5)	(4.9)
Impairment and gain (loss) on sale of businesses, net	(1.1)	(0.8)

Income from operations	5.6	5.7
Interest expense, net	(7.6)	(6.2)
Loss from early extinguishment of debt	(0.9)	(0.1)
Equity in earnings of unconsolidated affiliates	0.1	0.2

Loss before income taxes	(2.8)	(0.4)
(Provision for) benefit from income taxes	(0.2)	0.2

Net loss	(3.0)	(0.2)
Less: Net income attributable to noncontrolling interests	(0.5)	(0.5)

Net loss attributable to Community Health Systems, Inc. stockholders	(3.5)%	(0.7)%

	Three Months Ended March 31,
	2019	2018
Percentage (decrease) increase from prior year:
Net operating revenues	(8.5)%	(17.8)%
Admissions	(13.4)	(19.6)
Adjusted admissions (b)	(12.8)	(20.8)
Average length of stay	-	-
Net loss attributable to Community Health Systems, Inc.	(372.0)	87.4
Same-store percentage increase (decrease) from prior year (c):
Net operating revenues	3.1%	1.6%
Admissions	(0.1)	(2.4)
Adjusted admissions (b)	0.8	(1.9)

(a)

Operating expenses include salaries and benefits, supplies, other operating expenses, government and other legal settlements and related costs, electronic health records incentive reimbursement and lease cost and rent.

(b)

Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by multiplying admissions by gross patient revenues and then dividing that number by gross inpatient revenues.

(c)

Includes acquired hospitals to the extent we operated them in both periods and excludes our hospitals that have previously been classified as discontinued operations for accounting purposes. In addition, also excludes information for the hospitals sold or closed during 2018 and the three months ended March 31, 2019.

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Net operating revenues decreased by 8.5% to approximately $3.4 billion for the three months ended March 31, 2019, from approximately $3.7 billion for the three months ended March 31, 2018. Net operating revenues on a same-store basis from hospitals that were operated throughout both periods increased $100 million, or 3.1%, during the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. The increase in same-store net operating revenues was attributable to improved pricing due to higher acuity, partially offset by a decline in inpatient admissions. Non-same-store net operating revenues decreased $412 million during the three months ended March 31, 2019, in comparison to the prior year period, with the decrease attributable primarily to the divestiture of hospitals during 2018 and the three months ended March 31, 2019. On a consolidated basis, inpatient admissions decreased by 13.4% during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. Also on a consolidated basis, adjusted admissions decreased by 12.8% during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. On a same-store basis, net operating revenues per adjusted admission increased 2.3%, while inpatient admissions decreased by 0.1% and adjusted admissions increased by 0.8% for the three months ended March 31, 2019, compared to the three months ended March 31, 2018.

Operating expenses, as a percentage of net operating revenues, increased from 94.3% during the three months ended March 31, 2018 to 94.4% during the three months ended March 31, 2019. Operating expenses, excluding depreciation and amortization and impairment and (gain) loss on sale of businesses, as a percentage of net operating revenues, increased from 88.6% for the three months ended March 31, 2018 to 88.8% for the three months ended March 31, 2019. Salaries and benefits, as a percentage of net operating revenues, increased from 44.7% for the three months ended March 31, 2018 to 45.7% for the three months ended March 31, 2019. This increase in salaries and benefits, as a percentage of net operating revenues, was primarily due to higher benefits expenses, including health insurance claims cost and increased value in certain non-qualified benefit plan liabilities from overall market appreciation of plan investments. Supplies, as a percentage of net operating revenues, decreased from 16.7% for the three months ended March 31, 2018 to 16.5% for the three months ended March 31, 2019. Other operating expenses, as a percentage of net operating revenues, decreased from 24.7% for the three month ended March 31, 2018 to 24.1% for the three months ended March 31, 2019. Expense related to government and other legal settlements and related costs, as a percentage of net operating revenues, remained consistent at 0.1% for both of the three-month periods ended March 31, 2019 and 2018. Lease cost and rent, as a percentage of net operating revenues, remained consistent at 2.4% for both of the three-month periods ended March 31, 2019 and 2018.

Depreciation and amortization, as a percentage of net operating revenues, decreased from 4.9% for the three months ended March 31, 2018 to 4.5% for the three months ended March 31, 2019, primarily due to ceasing depreciation on property and equipment at hospitals sold or held for sale.

Impairment and (gain) loss on sale of businesses was $38 million for the three months ended March 31, 2019, compared to $28 million for the three months ended March 31, 2018, related to impairment of the long-lived assets and reporting unit goodwill allocated to hospitals classified as held for sale or sold during the respective periods.

Interest expense, net, increased by $29 million to $257 million for the three months ended March 31, 2019 compared to $228 million for the three months ended March 31, 2018, primarily due to an increase in interest rates during the three months ended March 31, 2019, compared to the same period in 2018, which resulted in an increase in interest expense of $31 million. Additionally, a decrease in major construction projects during the three months ended March 31, 2019 resulted in less interest being capitalized, and an increase in interest expense of $3 million, compared to the same period in 2018. These increases were partially offset by a decrease in our average outstanding debt during the three months ended March 31, 2019, which resulted in a decrease in interest expense of $5 million.

Loss from early extinguishment of debt of $31 million was recognized during the three months ended March 31, 2019, as a result of the Credit Facility amendment and repayment of the term loans under the Credit Facility as discussed further in Capital Resources. Loss from early extinguishment of debt of $4 million was recognized during the three months ended March 31, 2018, which resulted primarily from the issuance of notes and repayment of certain outstanding notes and term loans under the Credit Facility.

Equity in earnings of unconsolidated affiliates, as a percentage of net operating revenues, decreased from 0.2% for the three months ended March 31, 2018 to 0.1% for the three months ended March 31, 2019.

The net results of the above-mentioned changes resulted in loss before income taxes increasing $81 million from loss of $13 million for the three months ended March 31, 2018 to loss of $94 million for the three months ended March 31, 2019.

Our provision for income taxes for the three months ended March 31, 2019 was $7 million compared to a benefit from income taxes of $7 million for the three months ended March 31, 2018. Our effective tax rates were (7.4)% and 53.8% for the three months ended March 31, 2019 and 2018, respectively. The difference in our effective tax rate for the three months ended March 31, 2019, when compared to the three months ended March 31, 2018, was primarily due to an increase in the valuation allowance recognized on IRC Section 163(j) interest carryforwards.

Net loss, as a percentage of net operating revenues, increased from (0.2)% for the three months ended March 31, 2018 to (3.0)% for the three months ended March 31, 2019.

Net income attributable to noncontrolling interests, as a percentage of net operating revenues, remained consistent at 0.5% for both of the three-month periods ended March 31, 2019 and 2018.

Net loss attributable to Community Health Systems, Inc. was $118 million for the three months ended March 31, 2019, compared to $25 million for the three months ended March 31, 2018.

Liquidity and Capital Resources

Net cash provided by operating activities increased $27 million, from approximately $106 million for the three months ended March 31, 2018, to approximately $133 million for the three months ended March 31, 2019. The increase in cash provided by operating activities was primarily the result of lower interest payments due to the timing of payments resulting from the refinancing activity during the three months ended March 31, 2019, as well as from an increase in cash flow from patient accounts receivable collections. Such increases were offset by higher malpractice claim payments compared to the same period in 2018. Total cash paid for interest during the three months ended March 31, 2019 decreased to approximately $189 million compared to $212 million for the three months ended March 31, 2018. Cash paid for income taxes, net of refunds received, resulted in a net refund of less than $1 million during both of the three-month periods ended March 31, 2019 and 2018.

Our net cash provided by investing activities was approximately $19 million for the three months ended March 31, 2019, compared to net cash used in investing activities of approximately $177 million for the three months ended March 31, 2018, an increase of approximately $196 million. The cash provided by investing activities during the three months ended March 31, 2019, was primarily impacted by an increase in proceeds from the divestitures of hospitals and other ancillary operations of $150 million in the first three months of 2019 compared to the same period in 2018, an increase in cash provided by the net impact of the purchases and sales of available-for-sale securities and equity securities of $2 million, a decrease of $4 million in the cash used in the acquisition of facilities and other related equipment (for physician practices, clinics and other ancillary businesses, as there were no hospital acquisitions during either the three months ended March 31, 2019 or 2018) and a decrease in the cash used in the purchase of property and equipment of $49 million for the three months ended March 31, 2019 compared to the same period in 2018. These increases in cash inflow were partially offset by an increase in cash used for other investments (primarily from internal-use software expenditures and physician recruiting costs) of $6 million and a decrease in cash provided by the sale of property and equipment of $3 million.

Our net cash used in financing activities was $71 million for the three months ended March 31, 2019, compared to approximately $68 million for the three months ended March 31, 2018, an increase of approximately $3 million. The increase in cash used in financing activities, in comparison to the prior year period, was primarily due to the net effect of our debt repayment, refinancing activity, and cash paid for deferred financing costs and other debt-related costs.

There have been no material changes outside of the ordinary course of business to our upcoming cash obligations during the three months ended March 31, 2019 from those disclosed in our 2018 Form 10-K and discussed below related to debt refinancing activity during 2019.

Capital Expenditures

Cash expenditures for purchases of facilities and other related businesses were $4 million for the three months ended March 31, 2019, compared to $8 million for the three months ended March 31, 2018. Our expenditures for the three months ended March 31, 2019 and 2018 were related to the purchase of physician practices and other ancillary services.

Excluding the cost to construct replacement hospitals, our cash expenditures for routine capital for the three months ended March 31, 2019 totaled $117 million compared to $170 million for the three months ended March 31, 2018. These capital expenditures related primarily to the purchase of additional equipment, minor renovations and information systems infrastructure. Costs to construct replacement hospitals totaled $4 million for the three months ended March 31, 2019, compared to less than $1 million for the three months ended March 31, 2018. The costs to construct replacement hospitals for the three months ended March 31, 2019 and 2018 primarily represent both planning and construction costs for the replacement facility at La Porte, Indiana.

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

Capital Resources

Net working capital was approximately $1.1 billion at March 31, 2019, compared to $1.2 billion at December 31, 2018. Net working capital decreased by approximately $70 million between December 31, 2018 and March 31, 2019. This decrease is primarily due to the increase in current operating lease liabilities, partially offset by an increase in cash and cash equivalents during the three months ended March 31, 2019.

We have senior secured financing under a credit facility with a syndicate of financial institutions led by Credit Suisse, as administrative agent and collateral agent, which at December 31, 2018 included (i) a revolving credit facility with commitments through January 27, 2021 of approximately $425 million, or the Revolving Facility and (ii) a Term H facility due 2021, or the Term H Facility. The Revolving Facility includes a subfacility for letters of credit.

As of March 31, 2019, the availability for additional borrowings under the Credit Facility, subject to certain limitations as set forth in the Credit Facility, was approximately $385 million pursuant to the Revolving Facility, of which $120 million is in the form of outstanding letters of credit. CHS has the ability to amend the Credit Facility to provide for one or more tranches of term loans or increases in the Revolving Facility in an aggregate principal amount of up to $500 million. As of March 31, 2019, the weighted-average interest rate under the Credit Facility, excluding swaps, was 7.0%.

The loans under the Credit Facility bear interest on the outstanding unpaid principal amount at a rate equal to an applicable percentage plus, at our option, either (a) an Alternate Base Rate (as defined) determined by reference to the greater of (1) the Prime Rate (as defined) announced by Credit Suisse or (2) the NYFRB Rate (as defined) plus 0.50% or (3) the adjusted LIBOR rate on such day for a three-month interest period commencing on the second business day after such day plus 1% or (b) LIBOR. In addition, the margin in respect of the Revolving Facility will be subject to adjustment determined by reference to a leverage-based pricing grid. Based on our current leverage, loans in respect of the Revolving Facility currently accrue interest at a rate per annum equal to LIBOR plus 2.75%, in the case of LIBOR borrowings, and Alternate Base Rate plus 1.75%, in the case of Alternate Base Rate borrowings. Prior to the refinancing transactions discussed below, the Term H Loan accrued interest at a rate per annum equal to LIBOR plus 3.25%, in the case of LIBOR borrowings, and Alternate Base Rate plus 2.25%, in the case of Alternate Base Rate borrowings. The Term H Loan was subject to a 1.00% LIBOR floor and a 2.00% Alternate Base Rate floor.

The term loan facility must be prepaid in an amount equal to (1) 100% of the net cash proceeds of certain asset sales and dispositions by us and our subsidiaries, subject to certain exceptions and reinvestment rights (as further described below), (2) 100% of the net cash proceeds of issuances of certain debt obligations or receivables-based financing by us and our subsidiaries, subject to certain exceptions, and (3) 75%, subject to reduction to a lower percentage based on our first lien net leverage ratio (as defined in the Credit Facility generally as the ratio of first lien net debt on the date of determination to our consolidated EBITDA, as defined, for the four quarters most recently ended prior to such date), of excess cash flow (as defined) for any year, subject to certain exceptions. Voluntary prepayments and commitment reductions were permitted in whole or in part, without any premium or penalty, subject to minimum prepayment or reduction requirements.

The borrower under the Credit Facility is our wholly-owned subsidiary CHS/Community Health Systems, Inc., or CHS. All of our obligations under the Credit Facility are unconditionally guaranteed by Community Health Systems, Inc. and certain of its existing and subsequently acquired or organized domestic subsidiaries. All obligations under the Credit Facility and the related guarantees are secured by a perfected first priority lien or security interest in substantially all of the assets of Community Health Systems, Inc., CHS and each subsidiary guarantor, including equity interests held by us or any subsidiary guarantor, but excluding, among others, the equity interests of non-significant subsidiaries, syndication subsidiaries, securitization subsidiaries and joint venture subsidiaries. Such assets constitute substantially the same assets, subject to certain exceptions, that secure CHS’ obligations under its outstanding first lien senior secured notes and, on a junior-priority basis, its outstanding junior-priority secured notes.

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

The Credit Facility contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting our and our subsidiaries’ ability, subject to certain exceptions, to, among other things, (1) declare dividends, make distributions or redeem or repurchase capital stock, (2) prepay, redeem or repurchase other debt, (3) incur liens or grant negative pledges, (4) make loans and investments and enter into acquisitions and joint ventures, (5) incur additional indebtedness or provide certain guarantees, (6) make capital expenditures, (7) engage in mergers, acquisitions and asset sales, (8) conduct transactions with affiliates, (9) alter the nature of our businesses, (10) grant certain guarantees with respect to physician practices, (11) engage in sale and leaseback transactions or (12) change our fiscal year. We and our subsidiaries are also required to comply with specified financial covenants (consisting of a maximum first lien net debt to consolidated EBITDA leverage ratio) and various affirmative covenants. Under the Credit Facility, the first lien net debt to consolidated EBITDA leverage ratio is calculated as the ratio of total first lien debt, less unrestricted cash and cash equivalents, to consolidated EBITDA, as defined in the Credit Facility. The calculation of consolidated EBITDA as defined in the Credit Facility is a trailing 12-month calculation that begins with net income attributable to us, with certain pro forma adjustments to consider the impact of material acquisitions or divestitures, and adjustments for interest, taxes, depreciation and amortization, net income attributable to noncontrolling interests, stock compensation expense, restructuring costs, and the financial impact of other non-cash or non-recurring items recorded during any such 12-month period. For the 12-month period ended March 31, 2019, the first lien net debt to consolidated EBITDA leverage ratio financial covenant under the Credit Facility limited the ratio of first lien net debt to consolidated EBITDA, as defined, to less than or equal to 5.25 to 1.0. We were in compliance with all such covenants at March 31, 2019, with a first lien net debt to consolidated EBITDA leverage ratio of approximately 4.98 to 1.0.

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

On April 3, 2018, we and CHS entered into an asset-based loan (ABL) credit agreement, or the ABL Credit Agreement, with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders and other agents party thereto. Pursuant to the ABL Credit Agreement, the lenders have extended to CHS a revolving asset-based loan facility, or the ABL Facility, in the maximum aggregate principal amount of $1.0 billion, subject to borrowing base capacity. The ABL Facility includes borrowing capacity available for letters of credit of $50 million. CHS and all domestic subsidiaries of CHS that guarantee CHS’ other outstanding senior and senior secured indebtedness guarantee the obligations of CHS under the ABL Facility. Subject to certain exceptions, all obligations under the ABL Facility and the related guarantees are secured by a perfected first-priority security interest in substantially all of the Receivables, deposit, collection and other accounts and contract rights, books, records and other instruments related to the foregoing of the Company, CHS and the guarantors as well as a perfected junior-priority security interest in substantially all of the other assets of the Company, CHS and the guarantors, subject to customary exceptions and intercreditor arrangements. The revolving credit commitments under the Credit Facility were reduced to $425 million upon the effectiveness of the ABL facility. In connection with entering into the ABL Credit Agreement and the ABL Facility, we repaid in full and terminated our Receivables Facility. The outstanding borrowings pursuant to the ABL Facility at March 31, 2019 totaled $723 million on the condensed consolidated balance sheet.

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

The ABL Facility contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting our ability, subject to certain exceptions, to, among other things (1) declare dividends, make distributions or redeem or repurchase capital stock, (2) prepay, redeem or repurchase other debt, (3) incur liens or grant negative pledges, (4) make loans and investments and enter into acquisitions and joint ventures, (5) incur additional indebtedness or provide certain guarantees, (6) engage in mergers, acquisitions and asset sales, (7) conduct transactions with affiliates, (8) alter the nature of the Company’s, CHS’ or the guarantors’ businesses, (9) grant certain guarantees with respect to physician practices, (10) engage in sale and leaseback transactions or (11) change our fiscal year. We are also required to comply with a consolidated fixed coverage ratio, upon certain triggering events described below, and various affirmative covenants. The consolidated fixed coverage ratio is calculated as the ratio of (x) consolidated EBITDA (as defined in the ABL Facility) less capital expenditures to (y) the sum of consolidated interest expense (as defined in the ABL Facility), scheduled principal payments, income taxes and restricted payments made in cash or in permitted investments. For purposes of calculating the consolidated fixed charge coverage ratio, the calculation of consolidated EBITDA as defined in the ABL Facility is a trailing 12-month calculation that begins with consolidated net income attributable to Holdings, with certain adjustments for interest, taxes, depreciation and amortization, net income attributable to noncontrolling interests, stock compensation expense, restructuring costs, and the financial impact of other non-cash or non-recurring items recorded during any such 12-month period. The consolidated fixed charge coverage ratio is a required covenant only in periods where the total borrowings outstanding under the ABL Facility reduce the amount available in the facility to less than the greater of (i) $95 million and (ii) 10% of the calculated borrowing base. At March 31, 2019, we were not subject to the consolidated fixed charge coverage ratio as such triggering event had not occurred during the twelve months ended March 31, 2019.

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

On March 6, 2019, CHS completed an offering of $1.601 billion aggregate principal amount of 8% Senior Secured Notes due 2026, or the 8% Senior Secured Notes. We used the proceeds from this offering to repay the outstanding balance owed under the Term H Facility and pay fees and expenses related to the offering. The terms of the 8% Senior Secured Notes are governed by an indenture, dated as of March 6, 2019, among CHS, the Company, the subsidiary guarantors party thereto, Regions Bank, as trustee and Credit Suisse AG, as collateral agent. The 8% Senior Secured Notes bear interest at a rate of 8% per year payable semi-annually in arrears on March 15 and September 15 of each year, commencing on September 15, 2019. The 8% Senior Secured Notes are unconditionally guaranteed on a senior-priority secured basis by us and each of the CHS current and future domestic subsidiaries that provide guarantees under CHS’ senior secured credit facilities, CHS’ ABL facility, any capital market debt securities of CHS (including CHS’ outstanding senior notes) and certain other long-term debt of CHS.

As of March 31, 2019, we are currently a party to interest rate swap agreements to limit the effect of changes in interest rates on approximately 96.8% of our variable rate debt. On each of these swaps, we receive a variable rate of interest based on the three-month LIBOR, in exchange for the payment by us of a fixed rate of interest. See Note 11 in the footnotes to the condensed consolidated financial statements for further information on our interest rate swap agreements.

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

The indentures governing each of the 2023 Junior-Priority Notes and 2024 Junior-Priority Notes also prohibit CHS from purchasing, repurchasing, redeeming, defeasing or otherwise acquiring or retiring any outstanding 8% Senior Notes and 7 1⁄8% Senior Notes with: (a) cash or cash equivalents on hand as of the consummation of such exchange offers; (b) cash generated from operations; (c) proceeds from assets sales; or (d) proceeds from the issuance of, or in exchange for, secured debt, in each case, prior to the date that is 60 days prior to the relevant maturity dates of such 8% Senior Notes and 7 1⁄8% Senior Notes, as applicable.

Our ability to meet the restricted covenants and financial ratios and tests in our Credit Facility, ABL Facility and the indentures governing our outstanding notes can be affected by events beyond our control, and we cannot assure you that we will meet those tests. A breach of any of these covenants could result in a default under our Credit Facility, ABL Facility and/or the indentures that govern our outstanding notes. Upon the occurrence of an event of default under our Credit Facility, ABL Facility or indentures that govern our outstanding notes, all amounts outstanding under our Credit Facility, ABL Facility and the indentures that govern our outstanding notes may become immediately due and payable and all commitments under the Credit Facility or ABL Facility to extend further credit may be terminated.

We believe that internally generated cash flows, current levels of cash availability for additional borrowings under our Credit Facility, of approximately $385 million, of which approximately $120 million is in the form of outstanding letters of credit, the availability under our new ABL Facility and our ability to amend the Credit Facility to provide for one or more incremental tranches of term loans and revolving credit commitments in an aggregate principal amount of up to $500 million, in each case subject to certain limitations as set forth in the Credit Facility, as well as our continued access to the capital markets, will be sufficient to finance acquisitions, capital expenditures, working capital requirements, and any debt repurchases or other debt repayments we may elect to make through the next 12 months.

We may elect from time to time to purchase our outstanding debt in open market purchases, privately negotiated transactions or otherwise. Any such debt repurchases will depend upon prevailing market conditions, our liquidity requirements, contractual restrictions, applicable securities laws requirements, and other factors.

Off-balance Sheet Arrangements

Off-balance sheet arrangements consist of letters of credit of $120 million issued on our Revolving Facility, primarily in support of potential insurance-related claims and certain bonds, as well as approximately $25 million representing the maximum potential amount of future payments under physician recruiting guarantee commitments in excess of the liability recorded at March 31, 2019.

Noncontrolling Interests

We have sold noncontrolling interests in certain of our subsidiaries or acquired subsidiaries with existing noncontrolling interest ownership positions. As of March 31, 2019, we have hospitals in 18 of the markets we serve, with noncontrolling physician ownership interests ranging from less than 1% to 40%. In addition, we have eight other hospitals with noncontrolling interests owned by non-profit entities. Redeemable noncontrolling interests in equity of consolidated subsidiaries was $505 million and $504 million as of March 31, 2019 and December 31, 2018, respectively, and noncontrolling interests in equity of consolidated subsidiaries was $73 million and $72 million as of March 31, 2019 and December 31, 2018, respectively. The amount of net income attributable to noncontrolling interests was $17 million and $19 million for the three months ended March 31, 2019 and 2018, respectively. As a result of the change in the Stark Law “whole hospital” exception included in the Affordable Care Act, we are not permitted to introduce physician ownership at any of our hospital facilities that did not have physician ownership at the time of the adoption of the Affordable Care Act, or increase the aggregate percentage of physician ownership in any of our former or existing hospital joint ventures in excess of the aggregate physician ownership level held at the time of the adoption of the Affordable Care Act.

Reimbursement, Legislative and Regulatory Changes

Ongoing legislative and regulatory efforts could reduce or otherwise adversely affect the payments we receive from Medicare and Medicaid and other payors. Within the statutory framework of the Medicare and Medicaid programs, there are substantial areas subject to administrative rulings, interpretations and discretion which may further affect payments made under those programs, and the federal and state governments might, in the future, reduce the funds available under those programs or require more stringent utilization and quality reviews of hospital facilities. Additionally, there may be a continued rise in managed care programs and additional restructuring of the financing and delivery of healthcare in the United States. These events could cause our future financial results to be adversely impacted. We cannot estimate the impact of Medicare and Medicaid reimbursement changes that have been enacted or are under consideration. We cannot predict whether additional reimbursement reductions will be made or whether any such changes or other restructuring of the financing and delivery of healthcare would have a material adverse effect on our business, financial conditions, results of operations, cash flow, capital resources and liquidity.

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

Revenue Recognition

Upon our adoption of the new revenue recognition standard in the Financial Accounting Standards Board, or FASB, Accounting Standards Codification Topic 606, or ASC 606, we record net operating revenues at the transaction price estimated to reflect the total consideration due from patients and third-party payors in exchange for providing goods and services in patient care. These services are considered to be a single performance obligation and have a duration of less than one year. Revenues are recorded as these goods and services are provided. The transaction price, which involves significant estimates, is determined based on our standard charges for the goods and services provided, with a reduction recorded for price concessions related to third party contractual arrangements as well as patient discounts and patient price concessions. During the three months ended March 31, 2019, the impact of changes to the inputs used to determine the transaction price was considered immaterial to the current period.

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

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. Explicit price concessions are recorded for contractual allowances that are calculated and recorded through internally-developed data collection and analysis tools to automate the monthly estimation of required contractual allowances. Within this automated system, payors’ historical paid claims data are utilized to calculate the contractual allowances. This data is automatically updated on a monthly basis. All hospital contractual allowance calculations are subjected to monthly review by management to ensure reasonableness and accuracy. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual allowance adjustments, which is one component of the deductions from gross revenues to arrive at net operating revenues. The process of estimating contractual allowances requires us to estimate the amount expected to be received based on payor contract provisions. The key assumption in this process is the estimated contractual reimbursement percentage, which is based on payor classification, historical paid claims data and, when applicable, application of the expected managed care plan reimbursement based on contract terms.

Due to the complexities involved in these estimates, actual payments we receive could be different from the amounts we estimate and record. If the actual contractual reimbursement percentage under government programs and managed care contracts differed by 1% at March 31, 2019 from our estimated reimbursement percentage, net loss for the three months ended March 31, 2019 would have changed by approximately $82 million, and net accounts receivable at March 31, 2019 would have changed by $108 million. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues and net loss by an insignificant amount for each of the three-month periods ended March 31, 2019 and 2018.

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

Patient accounts receivable can be impacted by the effectiveness of our collection efforts. Additionally, significant changes in payor mix, business office operations, economic conditions or trends in federal and state governmental healthcare coverage could affect the net realizable value of accounts receivable. We also continually review the net realizable value of accounts receivable by monitoring historical cash collections as a percentage of trailing net operating revenues, as well as by analyzing current period net revenue and admissions by payor classification, aged accounts receivable by payor, days revenue outstanding, the composition of self-pay receivables between pure self-pay patients and the patient responsibility portion of third-party insured receivables and the impact of recent acquisitions and dispositions. If the actual collection percentage differed by 1% at March 31, 2019 from our estimated collection percentage as a result of a change in expected recoveries, net loss for the three months ended March 31, 2019 would have changed by $52 million, and net accounts receivable at March 31, 2019 would have changed by $69 million. We also continually review our overall reserve adequacy by monitoring historical cash collections as a percentage of trailing net operating revenues, as well as by analyzing current period net revenue and admissions by payor classification, days revenue outstanding, the composition of self-pay receivables between pure self-pay patients and the patient responsibility portion of third-party insured receivables and the impact of recent acquisitions and dispositions.

Our policy is to write-off gross accounts receivable if the balance is under $10.00 or when such amounts are placed with outside collection agencies. We believe this policy accurately reflects our ongoing collection efforts and is consistent with industry practices. We had approximately $4.6 billion at March 31, 2019 and $4.7 billion December 31, 2018, being pursued by various outside collection agencies. We expect to collect less than 3%, net of estimated collection fees, of the amounts being pursued by outside collection agencies. As these amounts have been written-off, they are not included in our accounts receivable. Collections on amounts previously written-off are recognized as a recovery of net operating revenues when received. However, we take into consideration estimated collections of these future amounts written-off in determining the implicit price concessions used to measure the transaction price for the applicable portfolio of patient accounts receivable.

All of the following information is derived from our hospitals, excluding clinics, unless otherwise noted.

Patient accounts receivable from our hospitals represent approximately 98% of our total consolidated accounts receivable.

Days revenue outstanding, adjusted for the impact of receivables for state Medicaid supplemental payment programs, was 58 days at both March 31, 2019 and December 31, 2018.

Total gross accounts receivable (prior to allowance for contractual adjustments and implicit price concessions) was approximately $17.2 billion at both March 31, 2019 and December 31, 2018. The approximate percentage of total gross accounts receivable (prior to allowance for contractual adjustments and implicit price concessions) summarized by aging categories is as follows:

As of March 31, 2019:

% of Gross Receivables
Payor	0 - 90 Days	90 - 180 Days	180 - 365 Days	Over 365 Days
Medicare	14%	1%	- %	- %
Medicaid	7%	1%	1%	1%
Managed Care and Other	26%	4%	3%	3%
Self-Pay	9%	7%	10%	13%

As of December 31, 2018:

% of Gross Receivables
Payor	0 - 90 Days	90 - 180 Days	180 - 365 Days	Over 365 Days
Medicare	14%	- %	- %	- %
Medicaid	7%	1%	1%	1%
Managed Care and Other	26%	4%	3%	3%
Self-Pay	9%	8%	10%	13%

The approximate percentage of total gross accounts receivable (prior to allowances for contractual adjustments and implicit price concessions) summarized by payor is as follows:

	March 31, 2019	December 31, 2018
Insured receivables	61.0%	60.0%
Self-pay receivables	39.0	40.0

Total	100.0%	100.0%

The combined total at our hospitals and clinics for the estimated implicit price concessions for self-pay accounts receivable and allowances for other self-pay discounts and contractuals, as a percentage of gross self-pay receivables, was approximately 90% at both March 31, 2019 and December 31, 2018. During the three months ended June 30, 2018, we directed the placement with outside collection agencies of approximately $1.3 billion of gross self-pay accounts receivable. Since these receivables were fully reserved at the time of write-off, the overall percentage of reserves for the remaining self-pay accounts receivable decreased. If the receivables that have been written-off, but where collections are still being pursued by outside collection agencies, were included in both the allowances and gross self-pay receivables specified above, the percentage of combined allowances to total self-pay receivables would have been approximately 94% at both March 31, 2019 and December 31, 2018.

Goodwill and Other Intangibles

Goodwill represents the excess of the fair value of the consideration conveyed in the acquisition over the fair value of net assets acquired. Goodwill is evaluated for impairment annually and when an event occurs or circumstances change that, more likely than not, reduce the fair value of the reporting unit below its carrying value. During 2017, we early adopted ASU 2017-04, which allows a company to record a goodwill impairment when the reporting units carrying value exceeds the fair value determined in step one. Our most recent goodwill evaluation was performed during the fourth quarter of 2018 with an October 31, 2018 measurement date, which indicated no impairment.

At March 31, 2019, we had approximately $4.6 billion of goodwill recorded, all of which resides at our hospital operations reporting unit.

While no impairment was indicated in our most recent annual goodwill evaluation as of the October 31, 2018 measurement date, the reduction in our fair value and the resulting goodwill impairment charges recorded in 2016 and 2017 reduced the carrying value of our hospital operations reporting unit to an amount equal to our estimated fair value. This increases the risk that future declines in fair value could result in goodwill impairment. The determination of fair value in step one of our goodwill impairment analysis is based on an estimate of fair value for the hospital operations reporting unit utilizing known and estimated inputs at the evaluation date. Some of those inputs include, but are not limited to, the most recent price of our common stock or fair value of our long-term debt, estimates of future revenue and expense growth, estimated market multiples, expected capital expenditures, income tax rates, and costs of invested capital. Future estimates of fair value could be adversely affected if the actual outcome of one or more of these assumptions changes materially in the future, including further decline in our stock price or fair value of our long-term debt, lower than expected hospital volumes, higher market interest rates or increased operating costs. Such changes impacting the calculation of our fair value could result in a material impairment charge in the future.

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

The net present value of the projected payments was discounted using a weighted-average risk-free rate 3.1%, 2.2% and 1.8% in 2018, 2017 and 2016, respectively. This liability is adjusted for new claims information in the period such information becomes known to us. Professional malpractice expense includes the losses resulting from professional liability claims and loss adjustment expense, as well as paid excess insurance premiums, and is presented within other operating expenses in the accompanying condensed consolidated statements of loss.

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

There were no significant changes in our estimate of the reserve for professional liability claims during the three months ended March 31, 2019.

Income Taxes

We must make estimates in recording provision for income taxes, including determination of deferred tax assets and deferred tax liabilities and any valuation allowances that might be required against the deferred tax assets. We believe that future income will enable us to realize certain deferred tax assets, subject to the valuation allowance we have established.

The total amount of unrecognized benefit that would impact the effective tax rate, if recognized, was approximately $7 million as of March 31, 2019. A total of approximately $4 million of interest and penalties is included in the amount of liability for uncertain tax positions at March 31, 2019. It is our policy to recognize interest and penalties related to unrecognized benefits in our condensed consolidated statements of loss as income tax expense.

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

Recent Accounting Pronouncements

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

•

the impact of current or future federal and state health reform initiatives, including, without limitation, the Affordable Care Act, and the potential for the Affordable Care Act to be repealed or found unconstitutional or for additional changes to the law, its implementation or its interpretation (including through executive orders and court challenges);

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

•	the impact that changes in our relationships with joint venture or syndication partners could have on effectively operating our hospitals or ancillary services or in advancing strategic opportunities;

•	our ability to successfully integrate any acquired hospitals, or to recognize expected synergies from acquisitions;

•	the impact of seasonal severe weather conditions, including the timing and amount of insurance recoveries in relation to severe weather events;

•	our ability to obtain adequate levels of general and professional liability insurance;

•	timeliness of reimbursement payments received under government programs;

•	effects related to outbreaks of infectious diseases;

•	the impact of prior or potential future cyber-attacks or security breaches;

•	any failure to comply with the terms of the Corporate Integrity Agreement;

•	the concentration of our revenue in a small number of states;

•	our ability to realize anticipated cost savings and other benefits from our current strategic and operational cost savings initiatives;

•	changes in interpretations, assumptions and expectations regarding the Tax Cuts and Jobs Act; and

•	the other risk factors set forth in our 2018 Form 10-K, and our other public filings with the SEC.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate changes, primarily as a result of our Credit Facility which bears interest based on floating rates. In order to manage the volatility relating to the market risk, we entered into interest rate swap agreements to manage our exposure to these fluctuations, as described under the heading “Liquidity and Capital Resources” in Part I, Item 2. We utilize risk management procedures and controls in executing derivative financial instrument transactions. We do not execute transactions or hold derivative financial instruments for trading purposes. Derivative financial instruments related to interest rate sensitivity of debt obligations are used with the goal of mitigating a portion of the exposure when it is cost effective to do so. As of March 31, 2019, our approximately $700 million notional amount of interest rate swap agreements outstanding represented approximately 96.8% of our variable rate debt.

A 1% change in interest rates on variable rate debt in excess of that amount covered by interest rate swaps would have resulted in interest expense fluctuating approximately $2 million and $3 million for the three months ended March 31, 2019 and 2018, respectively.

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

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2019 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we receive inquiries or subpoenas from state regulators, state Medicaid Fraud Control units, fiscal intermediaries, the Centers for Medicare and Medicaid Services, the Department of Justice and other government entities regarding various Medicare and Medicaid issues. In addition to the matters discussed below, we are currently responding to subpoenas and administrative demands concerning (a) an inquiry regarding sleep labs at two Louisiana hospitals (one formerly owned), (b) a civil investigative demand concerning short-term Medicaid eligibility determinations processed by third party vendors at one of our Pennsylvania hospitals, (c) certain cardiology procedures, medical records and quality assurance committee meeting minutes at a formerly owned Tennessee hospital, and (d) certain services provided by a formerly-employed physician to Medicaid beneficiaries at one of our New Mexico hospitals. In addition, we are subject to other claims and lawsuits arising in the ordinary course of our business including lawsuits and claims related to billing practices and the administration of charity care policies at our hospitals. Based on current knowledge, management does not believe that loss contingencies arising from pending legal, regulatory and governmental matters, including the matters described herein, will have a material adverse effect on the consolidated financial position or liquidity of the Company. However, in light of the inherent uncertainties involved in pending legal, regulatory and governmental matters, some of which are beyond our control, and the very large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to our results of operations or cash flows for any particular reporting period. Settlements of suits involving Medicare and Medicaid issues routinely require both monetary payments as well as corporate integrity agreements. Additionally, qui tam or “whistleblower” actions initiated under the civil False Claims Act may be pending but placed under seal by the court to comply with the False Claims Act’s requirements for filing such suits. In September 2014, the Criminal Division of the United States Department of Justice, or DOJ, announced that all qui tam cases will be shared with their Division to determine if a parallel criminal investigation should be opened. The Criminal Division has also frequently stated an intention to pursue corporations in criminal prosecutions. From time to time, we detect issues of non-compliance with Federal healthcare laws pertaining to claims submission and reimbursement practices and/or financial relationships with physicians. We avail ourselves of various mechanisms to address potential overpayments arising out of these issues, including repayment of claims, rebilling of claims, and participation in voluntary disclosure protocols offered by the Centers for Medicare and Medicaid Services and the Office of the Inspector General. Participating in voluntary repayments and voluntary disclosure protocols can have the potential for significant settlement obligations or even enforcement action.

The following legal proceedings are described in detail because, although they may not be required to be disclosed in this Part II, Item 1 under SEC rules, due to the nature of the business of the Company, we believe that the following discussion of these matters may provide useful information to security holders. This discussion does not include claims and lawsuits covered by medical malpractice, general liability or employment practices insurance and risk retention programs, none of which claims or lawsuits would in any event be required to be disclosed in this Part II, Item 1 under SEC rules. Certain of the matters referenced below are also discussed in Note 15 of the Notes to Consolidated Financial Statements included under Part I, Item 1 of this Form 10-Q.

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

Cyber Attack. As previously disclosed on a Current Report on Form 8-K filed by us on August 18, 2014, our computer network was the target of an external, criminal cyber-attack that we believe occurred between April and June, 2014. We and Mandiant (a FireEye Company), the forensic expert engaged by us in connection with this matter, believe the attacker was a foreign “Advanced Persistent Threat” group who used highly sophisticated malware and technology to attack our systems. The attacker was able to bypass our security measures and successfully copy and transfer outside the Company certain non-medical patient identification data (such as patient names, addresses, birthdates, telephone numbers and social security numbers), but not including patient credit card, medical or clinical information. We worked closely with federal law enforcement authorities in connection with their investigation and prosecution of those determined to be responsible for this attack. Mandiant has conducted a thorough investigation of this incident and continues to advise us regarding security and monitoring efforts. We have provided appropriate notification to affected patients and regulatory agencies as required by federal and state law. We have offered identity theft protection services to individuals affected by this attack.

We have incurred certain expenses to remediate and investigate this matter. In addition, multiple purported class action lawsuits have been filed against us and certain subsidiaries. These lawsuits allege that sensitive information was unprotected and inadequately encrypted by us. The plaintiffs claim breach of contract and other theories of recovery, and are seeking damages, as well as restitution for any identity theft. On February 4, 2015, the United States Judicial Panel on Multidistrict Litigation ordered the transfer of the purported class actions pending outside of the District Court for the Northern District of Alabama to the District Court for the Northern District of Alabama for coordinated or consolidated pretrial proceedings. A consolidated complaint was filed and we filed a motion to dismiss on September 21, 2015, which was partially argued on February 10, 2016. In an oral ruling from the bench, the court greatly limited the potential class by ruling only plaintiffs with specific injury resulting from the breach had standing to sue. Further, on jurisdictional grounds, the court dismissed Community Health Systems, Inc. from all non-Tennessee based cases. Finally, the court set April 15, 2016 for further argument on whether the remaining plaintiffs have sufficiently stated a cause of action to continue their cases. On April 15, 2016 in an oral ruling from the bench, the court dismissed additional claims and following this oral ruling only eight of the forty plaintiffs remained, with significant limitations imposed on their ability to assert claims for damages. These oral rulings were confirmed in a written order filed on September 12, 2016. On October 20, 2016, the plaintiffs filed a renewed motion for interlocutory appeal from the motion to dismiss ruling and on February 15, 2017 this motion was denied. Plaintiffs refiled their motion for permission to seek interlocutory appeal on March 15, 2017, and that motion was also denied. We have settled these class action lawsuits, and the settlement has been approved by the District Court. Notices of the settlement and claim forms have been mailed to purported class members. The deadline for purported class members to opt out of or object to the settlement is May 18, 2019. The deadline for purported class members to submit claims is August 1, 2019.

We are also currently responding to two government investigations related to the 2014 cyber-attack. The first is being conducted by various State Attorneys General, and the second is being conducted by the U.S. Department of Health and Human Services Office for Civil Rights. We are cooperating fully with both investigations.

Empire Health Foundation v. CHS/Community Health Systems, Inc., CHS Washington Holdings, LLC, Spokane Washington Hospital Company, LLC, Spokane Valley Washington Hospital Company, LLC. This suit was filed on June 12, 2017 by Empire Health Foundation claiming Deaconess and Valley Hospitals failed to abide by charity care obligations allegedly existing in the 2008 Asset Purchase Agreement between Empire Health System and Company affiliates. The court granted in part and denied in part the hospitals’ motion to dismiss on October 11, 2017. All parties filed motions for summary judgment, and the court denied those motions on February 27, 2019. The trial for this matter is set for August 12, 2019. We believe these claims are without merit and will vigorously defend the case.

Gibson, individually and on behalf of all others similarly situated v. National Healthcare of Leesville, Inc. d/b/a Byrd Regional Medical Center. This case is a purported class action lawsuit filed in the 30th Judicial District Court for the State of Louisiana and served on August 3, 2016, claiming our formerly affiliated Leesville, Louisiana hospital violated payor contracts by allegedly improperly asserting hospital liens against third-party tortfeasors and seeking class certifications for any similarly situated plaintiffs. The court has certified a class and denied our motion for summary judgment. We appealed both rulings to the Louisiana Third Circuit Court of Appeals, which affirmed the trial court’s decisions on March 7, 2019. We have filed an application for writ of certiorari to the Louisiana Supreme Court. We believe these claims are without merit and will vigorously defend the case.

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

Zwick Partners, LP and Aparna Rao, individually and on behalf of all others similarly situated v. Quorum Health Corporation, Community Health Systems, Inc., Wayne T. Smith, W. Larry Cash, Thomas D. Miller, and Michael J. Culotta. This purported class action lawsuit previously filed in the United States District Court, Middle District of Tennessee was amended on April 17, 2017 to include Community Health Systems, Inc., Wayne T. Smith and W. Larry Cash as additional defendants. The plaintiffs seek to represent a class of QHC shareholders and allege that the failure to record a goodwill and long-lived asset impairment charge against QHC at the time of the spin-off of QHC violated federal securities laws. The District Court denied all defendants’ motions to dismiss on April 20, 2018. The plaintiffs moved for class certification. Plaintiffs also amended their complaint on September 14, 2018. We moved to dismiss the additional claims in the plaintiffs’ September 14, 2018 amended complaint and responded to plaintiffs’ class certification motion. On March 29, 2019, the court granted our motion to dismiss the additional claims. The court granted the plaintiffs’ motion for class certification on that same date. On April 12, 2019, we filed a petition for permission to appeal the court’s order granting class certification with the United States Court of Appeals for the Sixth Circuit. We believe the claims are without merit and will vigorously defend the case.

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

Qui Tam Matters Where the Government Declined Intervention

U.S. and the State of Mississippi ex rel. W. Blake Vanderlan, M.D. v. Jackson HMA, LLC d/b/a Central Mississippi Medical Center and Merit Health Central. By order filed on August 31, 2017, the United States District Court for the Southern District of Mississippi ordered the unsealing of this qui tam suit. The unsealing revealed that on August 31, 2017 the United States had declined to intervene in the allegations that certain alleged EMTALA violations at the hospital resulted in a violation of the False Claims Act. Both the hospital and the United States have filed motions to dismiss the litigation, and those motions are pending. We believe this matter is without merit and will vigorously defend this case.

U.S. ex rel. Derek Lewis and Joey Neiman v. Community Health Systems, Inc., Medhost, Inc., et al. By order filed on March 14, 2019, the United States District Court for the Southern District of Florida ordered the unsealing of this qui tam suit. The order revealed that the United States had declined to intervene in the action. The complaint alleges that Community Health Systems, Inc. and its affiliated hospitals (CHS Hospitals) violated the False Claims Act by submitting claims for EHR Meaningful Use incentive payments that they knew or should have known were false. The allegations regarding falsity generally relate to the CHS Hospitals’ use of certain software products sold to them by co-defendant, Medhost, Inc. None of the defendants have been served with the complaint. We believe this matter is without merit and will vigorously defend this case.

U.S. ex rel. Andrea Schultz v. Naples HMA, LLC (d/b/a Physicians Regional Healthcare System), Naples Heart Rhythm Specialists, P.A., and Dr. Kenneth Plunkitt. By order filed on April 1, 2019, the United States District Court for the Middle District of Florida ordered the unsealing of this qui tam suit. The order revealed that the United States had declined to intervene in the action. The complaint alleges the defendants violated the False Claims Act by submitting claims for payment related to certain procedures performed by defendant Dr. Kenneth Plunkitt at Physicians Regional Medical Center. Plaintiff has indicated she will amend her complaint to remove our affiliated hospital as a defendant and proceed only against the remaining defendants, who are not our affiliates.

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

Item 1A. Risk Factors

There have been no material changes with regard to the risk factors previously disclosed in the 2018 Form 10-K.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

The following table contains information about our purchases of common stock during the three months ended March 31, 2019.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (b)
January 1, 2019 - January 31, 2019	5,157	$3.17	-	-
February 1, 2019 - February 28, 2019	-	-	-	-
March 1, 2019 - March 31, 2019	664,097	4.99	-	-

Total	669,254	$4.98	-	-

(a)	669,254 shares were withheld to satisfy the payment of tax obligations related to the vesting of restricted stock awards.

(b)	We had no publicly announced plans or open market repurchase programs for shares of our common stock during the three months ended March 31, 2019.

With the exception of a special cash dividend of $0.25 per share paid by us in December 2012, historically, we have not paid any cash dividends. Subject to certain exceptions, our Credit Facility limits the ability of our subsidiaries to pay dividends and make distributions to us, and limits our ability to pay dividends and/or repurchase stock, to an amount not to exceed $100 million in the aggregate, subject to certain restrictions. The indentures governing each series of our outstanding notes also restrict our subsidiaries from, among other matters, paying dividends and making distributions to us, which thereby limits our ability to pay dividends and/or repurchase stock. As of March 31, 2019, under the most restrictive test in these agreements (and subject to certain exceptions), we have approximately $100 million available with which to pay permitted dividends and/or repurchase shares of our stock or make other restricted payments.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

No.		Description
4.1	*	Eighteenth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of March 31, 2019, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as successor Trustee

4.2	*	Fifteenth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of March 31, 2019, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee

4.3	*	Twelfth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2021, dated as of March 31, 2019, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent

4.4	*	Twelfth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Notes due 2022, dated as of March 31, 2019, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee

4.5	*	Fifth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.250% Senior Secured Notes due 2023, dated as of March 31, 2019, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent

4.6	*	Second Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s Junior-Priority Secured Notes due 2023, dated as of March 31, 2019, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, and Regions Bank, as Trustee and as Junior-Priority Collateral Agent

4.7	*	Second Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.125% Junior-Priority Secured Notes due 2024, dated as of March 31, 2019, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, and Regions Bank, as Trustee and as Junior-Priority Collateral Agent

4.8	*	Second Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.625% Senior Secured Notes due 2024, dated as of March 31, 2019, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent

4.9		Indenture, dated as of March 6, 2019, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as trustee, and Credit Suisse AG, as Collateral Agent, relating to the 8.000% Senior Secured Notes due 2026 (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed March 6, 2019 (No. 001-15925))

4.10	*	First Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Secured Notes due 2026, dated as of March 31, 2019, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent

10.1		Amendment No. 1, dated as of February 15, 2019, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the subsidiary guarantors party thereto, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed February 20, 2019 (No. 001-15925))

10.2	†	Community Health Systems, Inc. 2019 Employee Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed February 22, 2019 (No. 001-15925))

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase

101.LAB	*	XBRL Taxonomy Extension Label Linkbase

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith
†	Indicates a management contract or compensatory plan or arrangement

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

Date: May 1, 2019