Form 10-Q
period 2019-09-30
COMMUNITY HEALTH SYSTEMS INC
filed 2019-10-30
CIK 1108109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of October 23, 2019, there were outstanding 117,844,337 shares of the Registrant’s Common Stock, $0.01 par value.

Community Health Systems, Inc.

Form 10-Q

For the Three and Nine Months Ended September 30, 2019

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF LOSS

(In millions, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net operating revenues	$3,246	$3,451	$9,925	$10,702
Operating costs and expenses:
Salaries and benefits	1,469	1,585	4,499	4,850
Supplies	526	565	1,623	1,773
Other operating expenses	812	858	2,516	2,646
Government and other legal settlements and related costs	26	2	35	9
Electronic health records incentive reimbursement	-	(1)	-	(2)
Lease cost and rent	79	83	240	257
Depreciation and amortization	151	173	456	531
Impairment and (gain) loss on sale of businesses, net	(1)	112	70	314

Total operating costs and expenses	3,062	3,377	9,439	10,378

Income from operations	184	74	486	324
Interest expense, net	259	256	782	720
Loss (gain) from early extinguishment of debt	-	27	31	(32)
Equity in earnings of unconsolidated affiliates	(3)	(5)	(12)	(17)

Loss before income taxes	(72)	(204)	(315)	(347)
(Benefit from) provision for income taxes	(74)	104	(71)	58

Net income (loss)	2	(308)	(244)	(405)
Less: Net income attributable to noncontrolling interests	19	17	58	55

Net loss attributable to Community Health Systems, Inc. stockholders	$(17)	$(325)	$(302)	$(460)

Loss per share attributable to Community Health Systems, Inc. common stockholders:
Basic	$(0.15)	$(2.88)	$(2.66)	$(4.08)

Diluted	$(0.15)	$(2.88)	$(2.66)	$(4.08)

Weighted-average number of shares outstanding:
Basic	113,891,721	112,865,482	113,672,798	112,667,077

Diluted	113,891,721	112,865,482	113,672,798	112,667,077

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In millions)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income (loss)	$2	$(308)	$(244)	$(405)
Other comprehensive (loss) income, net of income taxes:
Net change in fair value of interest rate swaps, net of tax	(1)	2	(3)	26
Net change in fair value of available-for-sale securities, net of tax	1	-	5	(2)
Amortization and recognition of unrecognized pension cost components, net of tax	-	-	-	1

Other comprehensive income	-	2	2	25

Comprehensive income (loss)	2	(306)	(242)	(380)
Less: Comprehensive income attributable to noncontrolling interests	19	17	58	55

Comprehensive loss attributable to Community Health Systems, Inc. stockholders	$(17)	$(323)	$(300)	$(435)

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$157	$196
Patient accounts receivable	2,269	2,352
Supplies	376	402
Prepaid income taxes	45	3
Prepaid expenses and taxes	194	196
Other current assets	341	400

Total current assets	3,382	3,549

Property and equipment	10,198	10,301
Less accumulated depreciation and amortization	(4,267)	(4,162)

Property and equipment, net	5,931	6,139

Goodwill	4,495	4,559

Deferred income taxes	94	69

Other assets, net	1,993	1,543

Total assets	$15,895	$15,859

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$318	$204
Current operating lease liabilities	137	-
Accounts payable	743	887
Accrued liabilities:
Employee compensation	592	627
Accrued interest	145	206
Other	420	468

Total current liabilities	2,355	2,392

Long-term debt	13,286	13,392

Deferred income taxes	26	26

Long-term operating lease liabilities	497	-

Other long-term liabilities	998	1,008

Total liabilities	17,162	16,818

Redeemable noncontrolling interests in equity of consolidated subsidiaries	498	504

STOCKHOLDERS’ DEFICIT
Community Health Systems, Inc. stockholders’ deficit:
Preferred stock, $.01 par value per share, 100,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value per share, 300,000,000 shares authorized; 117,858,473 shares issued and outstanding at September 30, 2019, and 116,248,376 shares issued and outstanding at December 31, 2018	1	1
Additional paid-in capital	2,004	2,017
Accumulated other comprehensive loss	(8)	(10)
Accumulated deficit	(3,845)	(3,543)

Total Community Health Systems, Inc. stockholders’ deficit	(1,848)	(1,535)
Noncontrolling interests in equity of consolidated subsidiaries	83	72

Total stockholders’ deficit	(1,765)	(1,463)

Total liabilities and stockholders’ deficit	$15,895	$15,859

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(244)	$(405)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	456	531
Government and other legal settlements and related costs	25	9
Stock-based compensation expense	8	10
Impairment and (gain) loss on sale of businesses, net	70	314
Loss (gain) from early extinguishment of debt	31	(32)
Other non-cash expenses, net	140	25
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Patient accounts receivable	82	38
Supplies, prepaid expenses and other current assets	40	14
Accounts payable, accrued liabilities and income taxes	(315)	(47)
Other	(102)	(17)

Net cash provided by operating activities	191	440

Cash flows from investing activities:
Acquisitions of facilities and other related businesses	(13)	(21)
Purchases of property and equipment	(322)	(413)
Proceeds from disposition of hospitals and other ancillary operations	363	228
Proceeds from sale of property and equipment	1	7
Purchases of available-for-sale securities and equity securities	(58)	(50)
Proceeds from sales of available-for-sale securities and equity securities	72	75
Increase in other investments	(146)	(76)

Net cash used in investing activities	(103)	(250)

Cash flows from financing activities:
Repurchase of restricted stock shares for payroll tax withholding requirements	(1)	(1)
Deferred financing costs and other debt-related costs	(28)	(93)
Proceeds from noncontrolling investors in joint ventures	10	2
Redemption of noncontrolling investments in joint ventures	(6)	(27)
Distributions to noncontrolling investors in joint ventures	(78)	(74)
Proceeds from sale-lease back	56	-
Borrowings under credit agreements	26	24
Issuance of long-term debt	2,489	1,033
Proceeds from ABL facility	25	587
Repayments of long-term indebtedness	(2,620)	(1,869)

Net cash used in financing activities	(127)	(418)

Net change in cash and cash equivalents	(39)	(228)
Cash and cash equivalents at beginning of period	196	563

Cash and cash equivalents at end of period	$157	$335

Supplemental disclosure of cash flow information:
Interest payments	$(810)	$(637)

Income tax refunds (payments), net	$3	$17

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The unaudited condensed consolidated financial statements of Community Health Systems, Inc. (the “Parent” or “Parent Company”) and its subsidiaries (the “Company”) as of September 30, 2019 and December 31, 2018 and for the three-month and nine-month periods ended September 30, 2019 and 2018, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. All intercompany transactions and balances have been eliminated. The results of operations for the three and nine months ended September 30, 2019, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2019. Certain information and disclosures normally included in the notes to condensed consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission (the “SEC”). The Company believes the disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2018, contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 21, 2019 (“2018 Form 10-K”).

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

The Company applied the modified retrospective approach to all contracts when adopting ASC 606. As a result, upon the Company’s adoption of ASC 606 the majority of what was previously classified as the provision for bad debts in the statement of operations is now reflected as implicit price concessions (as defined in ASC 606) and therefore is included as a reduction to net operating revenues. For changes in credit issues not assessed at the date of service, the Company prospectively recognizes those amounts in other operating expenses on the statement of operations. Other than these changes in presentation on the consolidated statement of operations, the adoption of ASC 606 did not have a material impact on the consolidated results of operations for the year ended December 31, 2018 or the nine months ended September 30, 2019, and the Company does not expect it to have a material impact on its consolidated results of operations on a prospective basis.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Net Operating Revenues

Net operating revenues are recorded at the transaction price estimated by the Company to reflect the total consideration due from patients and third-party payors in exchange for providing goods and services in patient care. These services are considered to be a single performance obligation and have a duration of less than one year. Revenues are recorded as these goods and services are provided. The transaction price, which involves significant estimates, is determined based on the Company’s standard charges for the goods and services provided, with a reduction recorded for price concessions related to third party contractual arrangements as well as patient discounts and other patient price concessions. During the year ended December 31, 2018 and the three and nine months ended September 30, 2019, the impact of changes to the inputs used to determine the transaction price was considered immaterial to the current period.

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

The Company’s net operating revenues during the three and nine months ended September 30, 2019 and 2018 have been presented in the following table based on an allocation of the estimated transaction price with the patient between the primary patient classification of insurance coverage (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Medicare	$811	$875	$2,519	$2,852
Medicaid	437	469	1,316	1,407
Managed Care and other third-party payors	1,971	2,065	5,991	6,292
Self-pay	27	42	99	151

Total	$3,246	$3,451	$9,925	$10,702

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

Final settlements for some payors and programs are subject to adjustment based on administrative review and audit by third parties. As a result of these final settlements, the Company has recorded amounts due to third-party payors of $102 million and $144 million as of September 30, 2019 and December 31, 2018, respectively, and these amounts are included in accrued liabilities-other in the accompanying condensed consolidated balance sheets. Amounts due from third-party payors were $138 million and $155 million as of September 30, 2019 and December 31, 2018, respectively, and are included in other current assets in the accompanying condensed consolidated balance sheets. Substantially all Medicare and Medicaid cost reports are final settled through 2015.

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

These charity care services are estimated to be $126 million and $121 million for the three months ended September 30, 2019 and 2018, respectively, and $410 million and $350 million for the nine months ended September 30, 2019 and 2018, respectively, representing the value (at the Company’s standard charges) of these charity care services that are excluded from net operating revenues. The estimated cost incurred by the Company to provide these charity care services to patients who are unable to pay was approximately $16 million and $15 million during the three months ended September 30, 2019 and 2018, respectively, and $50 million and $43 million during the nine months ended September 30, 2019 and 2018, respectively. The estimated cost of these charity care services was determined using a ratio of cost to gross charges and applying that ratio to the gross charges associated with providing care to charity patients for the period.

Leases. On January 1, 2019, the Company adopted the cumulative accounting standard updates initially issued by the FASB in February 2016 that amend the accounting for leases and are codified as ASC 842. These changes to the lease accounting model require operating leases be recorded on the balance sheet through recognition of a liability for the discounted present value of future fixed lease payments and a corresponding right-of-use (“ROU”) asset. The Company’s accounting for finance leases remained substantially unchanged from its prior accounting for capital leases. The ROU asset recorded at commencement of the lease represents the right to use the underlying asset over the lease term in exchange for the lease payments. Leases with an initial term of 12 months or less that do not have an option to purchase the underlying asset that is deemed reasonably certain to be exercised are not recorded on the balance sheet; rather, rent expense for these leases is recognized on a straight-line basis over the lease term, or when incurred if a month-to-month lease. When readily determinable, the Company uses the interest rate implicit in a lease to determine the present value of future lease payments. For leases where the implicit rate is not readily determinable, the Company’s incremental borrowing rate is utilized. The Company calculates its incremental borrowing rate on a quarterly basis using a third-party financial model that estimates the rate of interest the Company would have to pay to borrow an amount equal to the total lease payments on a collateralized basis over a term similar to the lease. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

The adoption of ASC 842 had a material impact on the Company’s condensed consolidated balance sheet through the recording of the operating lease liabilities and related ROU assets for leases in effect at January 1, 2019, but the adoption did not have a material impact on the Company’s condensed consolidated statement of loss or condensed consolidated statement of cash flows for the nine months ended September 30, 2019. The Company recorded approximately $673 million of operating lease liabilities and ROU assets on January 1, 2019 upon adoption of ASC 842, with no impact on accumulated deficit.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Accounting for the Impairment or Disposal of Long-Lived Assets.    During the nine months ended September 30, 2019, the Company recorded a total combined impairment charge and loss on disposal of approximately $70 million to reduce the carrying value of closed hospitals and certain hospitals that have been deemed held for sale based on the difference between the carrying value of the hospital disposal groups compared to estimated fair value less costs to sell. Included in the carrying value of the hospital disposal groups at September 30, 2019 is a net allocation of approximately $68 million of goodwill allocated from the hospital operations reporting unit goodwill based on a calculation of the disposal groups’ relative fair value compared to the total reporting unit. The Company will continue to evaluate the potential for further impairment of the long-lived assets of underperforming hospitals as well as evaluate offers for potential sales. Based on such analysis, additional impairment charges may be recorded in the future.

During the nine months ended September 30, 2018, the Company recorded a total combined impairment charge and loss on disposal of approximately $314 million, of which (i) approximately $225 million was recorded to reduce the carrying value of certain hospitals that have been sold or deemed held for sale based on the difference between the carrying value of the hospital disposal groups compared to estimated fair value less costs to sell, (ii) approximately $29 million was recorded to write-off the value of a promissory note received as consideration for the sale of three hospitals in 2017 where the buyer recently entered into bankruptcy proceedings, and (iii) approximately $60 million was recorded primarily to adjust the carrying value of other long-lived assets at several underperforming hospitals that have ceased operations or where the Company is in discussions with potential buyers for divestiture at a sale price that indicates a fair value below carrying value. Included in the carrying value of the hospital disposal groups at September 30, 2018 is a net allocation of approximately $113 million of goodwill allocated from the hospital operations reporting unit goodwill based on a calculation of the disposal groups’ relative fair value compared to the total reporting unit.

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

In June 2016, the FASB issued ASU 2016-13, which introduced a new model for recognizing credit losses on financial instruments based on an estimate of the current expected credit losses. The new current expected credit losses (“CECL”) model generally calls for the immediate recognition of all expected credit losses and applies to financial instruments and other assets, including accounts receivable and other financial assets measured at amortized cost, debt securities and other financial assets. This guidance replaces the current incurred loss model for measuring expected credit losses, requires expected losses on available-for-sale debt securities to be recognized through an allowance for credit losses rather than as reductions in the amortized cost of the securities, and provides for additional disclosure requirements. This ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact that adoption of this ASU will have on its consolidated financial position and results of operations.

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

The 2009 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the IRC and for the grant of stock options which do not so qualify, stock appreciation rights, restricted stock, restricted stock units, performance-based shares or

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

units and other share awards. Persons eligible to receive grants under the 2009 Plan include the Company’s directors, officers, employees and consultants. To date, all options granted under the 2009 Plan have been “nonqualified” stock options for tax purposes. Generally, vesting of these granted options occurs in one-third increments on each of the first three anniversaries of the award date. Options granted in 2011 or later have a 10-year contractual term. As of September 30, 2019, 5,307,965 shares of unissued common stock were reserved for future grants under the 2009 Plan.

The exercise price of all options granted under the 2000 Plan and the 2009 Plan has been equal to the fair value of the Company’s common stock on the option grant date.

The following table reflects the impact of total compensation expense related to stock-based equity plans on the reported operating results for the respective periods (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Effect on loss before income taxes	$(2)	$(3)	$(8)	$(10)

Effect on net loss	$(2)	$(2)	$(6)	$(8)

At September 30, 2019, $17 million of unrecognized stock-based compensation expense related to outstanding unvested stock options, restricted stock and restricted stock units (the terms of which are summarized below) was expected to be recognized over a weighted-average period of 23 months. Of that amount, $2 million related to outstanding unvested stock options was expected to be recognized over a weighted-average period of 29 months and $15 million related to outstanding unvested restricted stock and restricted stock units was expected to be recognized over a weighted-average period of 23 months. There were no modifications to awards during the three or nine months ended September 30, 2019 and 2018.

The fair value of stock options was estimated using the Black Scholes option pricing model with the following assumptions and weighted-average fair values during the three and nine months ended September 30, 2019:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Expected volatility	N/A%	68.4%
Expected dividends	N/A	-
Expected term	N/A	5.6 years
Risk-free interest rate	N/A%	2.6%

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Options outstanding and exercisable under the 2000 Plan and the 2009 Plan as of September 30, 2019, and changes during each of the three-month periods following December 31, 2018, were as follows (in millions, except share and per share data):

			Weighted-	Aggregate
			Average	Intrinsic
		Weighted-	Remaining	Value as of
		Average	Contractual	September 30,
	Shares	Exercise Price	Term	2019
Outstanding at December 31, 2018	624,938	$31.21
Granted	646,500	4.99
Exercised	-	-
Forfeited and cancelled	(92,301)	25.57

Outstanding at March 31, 2019	1,179,137	17.27
Granted	12,000	2.66
Exercised	-	-
Forfeited and cancelled	(30,834)	31.94

Outstanding at June 30, 2019	1,160,303	16.73
Granted	-	-
Exercised	-	-
Forfeited and cancelled	(42,835)	5.46

Outstanding at September 30, 2019	1,117,468	$17.01	5.8 years	$-

Exercisable at September 30, 2019	493,468	$32.27	1.3 years	$-

No stock options were granted during the three months ended September 30, 2019. The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2019 was $3.05. No stock options were granted during the three and nine months ended September 30, 2018. The aggregate intrinsic value (calculated as the number of in-the-money stock options multiplied by the difference between the Company’s closing stock price on the last trading day of the reporting period ($3.60) and the exercise price of the respective stock options) in the table above represents the amount that would have been received by the option holders had all option holders exercised their options on September 30, 2019. This amount changes based on the market value of the Company’s common stock. There were no options exercised during the three or nine months ended September 30, 2019 and 2018. The aggregate intrinsic value of options vested and expected to vest approximates that of the outstanding options.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Restricted stock outstanding under the 2009 Plan as of September 30, 2019, and changes during each of the three-month periods following December 31, 2018, were as follows:

		Weighted-
		Average Grant
	Shares	Date Fair Value
Unvested at December 31, 2018	3,308,907	$7.00
Granted	1,958,000	4.97
Vested	(983,986)	9.17
Forfeited	(57,335)	6.37

Unvested at March 31, 2019	4,225,586	5.56
Granted	17,000	2.66
Vested	(62,665)	8.52
Forfeited	(19,334)	4.72

Unvested at June 30, 2019	4,160,587	5.51
Granted	-	-
Vested	-	-
Forfeited	(193,835)	5.47

Unvested at September 30, 2019	3,966,752	5.51

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

RSUs outstanding under the 2009 Plan as of September 30, 2019, and changes during each of the three-month periods following December 31, 2018, were as follows:

		Weighted-
		Average Grant
	Shares	Date Fair Value
Unvested at December 31, 2018	397,906	$6.17
Granted	306,612	4.99
Vested	(162,942)	7.42
Forfeited	-	-

Unvested at March 31, 2019	541,576	5.13
Granted	-	-
Vested	-	-
Forfeited	-	-

Unvested at June 30, 2019	541,576	5.13
Granted	-	-
Vested	-	-
Forfeited	-	-

Unvested at September 30, 2019	541,576	5.13

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

3.	COST OF REVENUE

Substantially all of the Company’s operating costs and expenses are “cost of revenue” items. Operating costs that could be classified as general and administrative by the Company would include the Company’s corporate office costs at its Franklin, Tennessee office, which were $48 million and $46 million for the three months ended September 30, 2019 and 2018, respectively, and $135 million and $141 million for the nine months ended September 30, 2019 and 2018, respectively. Included in these corporate office costs is stock-based compensation of $2 million and $3 million for the three months ended September 30, 2019 and 2018, respectively, and $8 million and $10 million for the nine months ended September 30, 2019 and 2018, respectively.

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

Acquisition and integration expenses related to prospective and closed acquisitions included in other operating expenses on the condensed consolidated statements of loss were less than $1 million during both of the three-month periods ended September 30, 2019 and 2018, and $3 million and $2 million for the nine months ended September 30, 2019 and 2018, respectively.

During the nine months ended September 30, 2019, one or more subsidiaries of the Company paid approximately $7 million to acquire the operating assets and related businesses of certain physician practices, clinics and other ancillary businesses that operate within the communities served by the Company’s affiliated hospitals. In connection with these acquisitions, during the nine months ended September 30, 2019, the Company allocated approximately $3 million of the consideration paid to property and equipment and net working capital and the remainder, approximately $4 million consisting of intangible assets that do not qualify for separate recognition, to goodwill.

Effective June 1, 2019, one or more subsidiaries of the Company completed the acquisition of Northwest Mississippi Medical Center in Clarksdale, Mississippi. This healthcare system includes 181 licensed beds and other outpatient and ancillary services. The total cash consideration paid for operating assets was approximately $2 million with additional consideration of $9 million in assumed liabilities, for a total consideration of $11 million. This hospital was acquired in conjunction with the bankruptcy proceedings for the previous owner that acquired the hospital from the Company in 2017 as part of an agreement with the local county government associated with its lease of the hospital building. Based on the Company’s final purchase price allocation relating to this acquisition as of September 30, 2019, no goodwill has been recorded. Prior to the completion of the acquisition, the Company initiated a plan to sell this hospital and as such has classified this hospital as held for sale at September 30, 2019.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Divestitures

The following table provides a summary of hospitals that the Company divested during the nine months ended September 30, 2019 and the year ended December 31, 2018:

			Licensed
Hospital	Buyer	City, State	Beds	Effective Date

2019 Divestitures:

Lake Wales Medical Center	Adventist Health System	Lake Wales, FL	160	September 1, 2019
Heart of Florida Regional Medical Center	Adventist Health System	Davenport, FL	193	September 1, 2019
College Station Medical Center	St. Joseph Regional Health Center	College Station, TX	167	August 1, 2019
Tennova Healthcare - Lebanon	Vanderbilt University Medical Center	Lebanon, TN	245	August 1, 2019
Chester Regional Medical Center	Medical University Hospital Authority	Chester, SC	82	March 1, 2019
Carolinas Hospital System - Florence	Medical University Hospital Authority	Florence, SC	396	March 1, 2019
Springs Memorial Hospital	Medical University Hospital Authority	Lancaster, SC	225	March 1, 2019
Carolinas Hospital System - Marion	Medical University Hospital Authority	Mullins, SC	124	March 1, 2019
Memorial Hospital of Salem County	Community Healthcare Associates, LLC	Salem, NJ	126	January 31, 2019
Mary Black Health System - Spartanburg	Spartanburg Regional Healthcare System	Spartanburg, SC	207	January 1, 2019
Mary Black Health System - Gaffney	Spartanburg Regional Healthcare System	Gaffney, SC	125	January 1, 2019

2018 Divestitures:

Sparks Regional Medical Center	Baptist Health	Fort Smith, AR	492	November 1, 2018
Sparks Medical Center - Van Buren	Baptist Health	Van Buren, AR	103	November 1, 2018
AllianceHealth Deaconess	INTEGRIS Health	Oklahoma City, OK	238	October 1, 2018
Munroe Regional Medical Center	Adventist Health System	Ocala, FL	425	August 1, 2018
Tennova Healthcare - Dyersburg Regional	West Tennessee Healthcare	Dyersburg, TN	225	June 1, 2018
Tennova Healthcare - Regional Jackson	West Tennessee Healthcare	Jackson, TN	150	June 1, 2018
Tennova Healthcare - Volunteer Martin	West Tennessee Healthcare	Martin, TN	100	June 1, 2018
Williamson Memorial Hospital	Mingo Health Partners, LLC	Williamson, WV	76	June 1, 2018
Byrd Regional Hospital	Allegiance Health Management	Leesville, LA	60	June 1, 2018
Tennova Healthcare - Jamestown	Rennova Health, Inc.	Jamestown, TN	85	June 1, 2018
Bayfront Health Dade City	Adventist Health System	Dade City, FL	120	April 1, 2018

A discontinued operation in U.S. GAAP is a disposal that represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. Additional disclosures are required for significant components of the entity that are disposed of or are held for sale but do not qualify as discontinued operations. The divestitures above do not meet the criteria for reporting as discontinued operations and are included in continuing operations for the nine months ended September 30, 2019 and 2018.

The following table discloses amounts included in the condensed consolidated balance sheet for the hospitals classified as held for sale as of September 30, 2019 and December 31, 2018 (in millions):

	September 30, 2019	December 31, 2018
Other current assets	$5	$21
Other assets, net	8	154
Accrued liabilities	6	44

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Other Hospital Closures

During the three months ended December 31, 2018, the Company completed the planned closure of Tennova – Physicians Regional Medical Center in Knoxville, Tennessee and Tennova – Lakeway Regional Medical Center in Morristown, Tennessee. The Company recorded an impairment charge of approximately $9 million during the nine months ended September 30, 2019 to further adjust the fair value of the supplies, inventory and long-lived assets of these hospitals, including property and equipment and capitalized software costs, based on the Company’s updated evaluation of their estimated fair value and future utilization and consideration of costs to dispose of such assets.

6.	INCOME TAXES

The total amount of unrecognized benefit that would affect the effective tax rate, if recognized, was approximately $1 million as of September 30, 2019. A total of approximately $1 million of interest and penalties is included in the amount of the liability for uncertain tax positions at September 30, 2019. It is the Company’s policy to recognize interest and penalties related to unrecognized benefits in its condensed consolidated statements of loss as income tax expense.

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

The Company’s effective tax rates were 102.8% and (51.0)% for the three months ended September 30, 2019 and 2018, respectively, and 22.5% and (16.7)% for the nine months ended September 30, 2019 and 2018, respectively. The difference in the Company’s effective tax rate for the three and nine months ended September 30, 2019, when compared to the three and nine months ended September 30, 2018, was primarily due to discrete tax benefits for (i) a reduction in the valuation allowance recognized on IRC Section 163(j) interest carryforwards and (ii) tax credits claimed in lieu of deductions for a portion of the payments made under the final global resolution and settlement of certain Health Management Associates, Inc. (“HMA”) legal proceedings entered into with the U.S. Department of Justice during the three months ended September 30, 2018.

Cash paid for income taxes, net of refunds received, resulted in a net payment of less than $1 million and a net refund of $8 million during the three months ended September 30, 2019 and 2018, respectively, and a net refund of $3 million and $17 million during the nine months ended September 30, 2019 and 2018, respectively.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2019 are as follows (in millions):

Balance, as of December 31, 2018
Goodwill	$7,373
Accumulated impairment losses	(2,814)

4,559

Goodwill acquired as part of acquisitions during current year	4
Goodwill allocated to hospitals held for sale	(68)

Balance, as of September 30, 2019
Goodwill	7,309
Accumulated impairment losses	(2,814)

$4,495

Goodwill is allocated to each identified reporting unit, which is defined as an operating segment or one level below the operating segment (referred to as a component of the entity). Management has determined that the Company’s operating segments meet the criteria to be classified as reporting units. At September 30, 2019, the Company had approximately $4.5 billion of goodwill recorded.

Goodwill is evaluated for impairment annually and when an event occurs or circumstances change that, more likely than not, reduce the fair value of the reporting unit below its carrying value. During 2017, the Company early adopted ASU 2017-04, which allows a company to record a goodwill impairment when the reporting unit’s carrying value exceeds the fair value determined in step one. The Company performed its annual goodwill impairment evaluation during the fourth quarter of 2018 using the October 31, 2018 measurement date, which evaluation indicated no impairment. The next annual goodwill evaluation will be performed during the fourth quarter of 2019 with an October 31, 2019 measurement date.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Intangible Assets

No intangible assets other than goodwill were acquired during the nine months ended September 30, 2019. The gross carrying amount of the Company’s other intangible assets subject to amortization was $1 million at both September 30, 2019 and December 31, 2018, and the net carrying amount was less than $1 million at both September 30, 2019 and December 31, 2018. The carrying amount of the Company’s other intangible assets not subject to amortization was $64 million and $67 million at September 30, 2019 and December 31, 2018, respectively. Other intangible assets are included in other assets, net on the Company’s condensed consolidated balance sheets. Substantially all of the Company’s intangible assets are contract-based intangible assets related to operating licenses, management contracts, tradenames, or non-compete agreements entered into in connection with prior acquisitions.

The weighted-average remaining amortization period for the intangible assets subject to amortization is approximately two years. There are no expected residual values related to these intangible assets. Amortization expense on these intangible assets was less than $1 million and $1 million for the three months ended September 30, 2019 and 2018, respectively, and less than $1 million and $2 million for the nine months ended September 30, 2019 and 2018, respectively. Amortization expense on intangible assets is estimated to be less than $1 million for the remainder of 2019 and in 2020 through 2022.

The gross carrying amount of capitalized software for internal use was approximately $1.2 billion at both September 30, 2019 and December 31, 2018, and the net carrying amount was approximately $360 million and $355 million at September 30, 2019 and December 31, 2018, respectively. The estimated amortization period for capitalized internal-use software is generally three years, except for capitalized costs related to significant system conversions, which is generally eight to ten years. There is no expected residual value for capitalized internal-use software. At September 30, 2019, there was approximately $42 million of capitalized costs for internal-use software that is currently in the development stage and will begin amortization once the software project is complete and ready for its intended use. Amortization expense on capitalized internal-use software was $30 million and $35 million during the three months ended September 30, 2019 and 2018, respectively, and $91 million and $105 million during the nine months ended September 30, 2019 and 2018, respectively. Amortization expense on capitalized internal-use software is estimated to be $30 million for the remainder of 2019, $119 million in 2020, $95 million in 2021, $58 million in 2022, $29 million in 2023, $20 million in 2024 and $9 million thereafter.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

8.	EARNINGS PER SHARE

The following table sets forth the components of the denominator for the computation of basic and diluted loss per share attributable to Community Health Systems, Inc. common stockholders:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Weighted-average number of shares outstanding — basic	113,891,721	112,865,482	113,672,798	112,667,077
Effect of dilutive securities:
Restricted stock awards	-	-	-	-
Employee stock options	-	-	-	-
Other equity-based awards	-	-	-	-

Weighted-average number of shares outstanding — diluted	113,891,721	112,865,482	113,672,798	112,667,077

The Company generated a loss attributable to Community Health Systems, Inc. common stockholders for the three and nine-month periods ended September 30, 2019 and 2018, so the effect of dilutive securities is not considered because their effect would be antidilutive. If the Company had generated income, the effect of restricted stock awards on the diluted shares calculation would have been an increase of 69,042 shares and 4,001 shares during the three months ended September 30, 2019 and 2018, respectively, and 52,925 shares and 41,705 shares during the nine months ended September 30, 2019 and 2018, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Dilutive securities outstanding not included in the computation of earnings per share because their effect is antidilutive:
Employee stock options and restricted stock awards	3,916,277	3,474,782	3,911,242	2,395,881

9.	STOCKHOLDERS’ DEFICIT

Authorized capital shares of the Company include 400,000,000 shares of capital stock consisting of 300,000,000 shares of common stock and 100,000,000 shares of preferred stock. Each of the aforementioned classes of capital stock has a par value of $0.01 per share. Shares of preferred stock, none of which were outstanding as of September 30, 2019, may be issued in one or more series having such rights, preferences and other provisions as determined by the Board of Directors without approval by the holders of common stock.

The Company is a holding company which operates through its subsidiaries. The Company’s Credit Facility and the indentures governing each series of its outstanding notes contain various covenants under which the assets of the subsidiaries of the Company are subject to certain restrictions relating to, among other matters, dividends and distributions, as referenced in the paragraph below.

With the exception of a special cash dividend of $0.25 per share paid by the Company in December 2012, historically, the Company has not paid any cash dividends. Subject to certain exceptions, the Company’s Credit Facility limits the ability of the Company’s subsidiaries to pay dividends and make distributions to the Company, and limits the Company’s ability to pay dividends and/or repurchase stock, to an amount not to exceed $100 million in the aggregate. The indentures governing each series of the Company’s outstanding notes also restrict the Company’s subsidiaries from, among other matters, paying dividends and making distributions to the Company, which thereby limits the Company’s ability to pay dividends and/or repurchase stock. As of September 30, 2019, under the most restrictive test in these agreements (and subject to certain exceptions), the Company has approximately $100 million available with which to pay permitted dividends and/or repurchase shares of stock or make other restricted payments.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following schedule presents the reconciliation of the carrying amount of total equity, equity attributable to the Company, and equity attributable to the noncontrolling interests as of September 30, 2019, and during each of the three-month periods following December 31, 2018 (in millions):

		Community Health Systems, Inc. Stockholders
	Redeemable Noncontrolling Interest	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Stockholders’ Deficit
Balance, December 31, 2018	$504	$1	$2,017	$(10)	$(3,543)	$72	$(1,463)
Comprehensive income (loss)	9	-	-	-	(118)	8	(110)
Contributions from noncontrolling interests	1	-	-	-	-	-	-
Distributions to noncontrolling interests	(19)	-	-	-	-	(8)	(8)
Purchase of subsidiary shares from noncontrolling interests	(1)	-	-	-	-	-	-
Other reclassifications of noncontrolling interests	(1)	-	-	-	-	1	1
Adjustment to redemption value of redeemable noncontrolling interests	12	-	(12)	-	-	-	(12)
Cancellation of restricted stock for tax withholdings on vested shares	-	-	(1)	-	-	-	(1)
Share-based compensation	-	-	3	-	-	-	3

Balance, March 31, 2019	505	1	2,007	(10)	(3,661)	73	(1,590)
Comprehensive income (loss)	14	-	-	2	(167)	8	(157)
Contributions from noncontrolling interests	1	-	-	-	-	-	-
Distributions to noncontrolling interests	(22)	-	-	-	-	(8)	(8)
Purchase of subsidiary shares from noncontrolling interests	-	-	(1)	-	-	-	(1)
Other reclassifications of noncontrolling interests	(1)	-	(1)	-	-	1	-
Adjustment to redemption value of redeemable noncontrolling interests	6	-	(6)	-	-	-	(6)
Share-based compensation	-	-	3	-	-	-	3

Balance, June 30, 2019	503	1	2,002	(8)	(3,828)	74	(1,759)
Comprehensive income (loss)	11	-	-	-	(17)	8	(9)
Contributions from noncontrolling interests	1	-	-	-	-	7	7
Distributions to noncontrolling interests	(14)	-	-	-	-	(7)	(7)
Purchase of subsidiary shares from noncontrolling interests	(6)	-	2	-	-	1	3
Other reclassifications of noncontrolling interests	-	-	1	-	-	-	1
Adjustment to redemption value of redeemable noncontrolling interests	3	-	(3)	-	-	-	(3)
Share-based compensation	-	-	2	-	-	-	2

Balance, September 30, 2019	$498	$1	$2,004	$(8)	$(3,845)	$83	$(1,765)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following schedule presents the reconciliation of the carrying amount of total equity, equity attributable to the Company, and equity attributable to the noncontrolling interests as of September 30, 2018, and during each of the three-month periods following December 31, 2017 (in millions):

		Community Health Systems, Inc. Stockholders
	Redeemable Noncontrolling Interest	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Stockholders’ Deficit
Balance, December 31, 2017	$527	$1	$2,014	$(21)	$(2,761)	$75	$(692)
Comprehensive income (loss)	13	-	-	17	(25)	6	(2)
Adoption of new accounting standards	-	-	-	(12)	12	-	-
Distributions to noncontrolling interests	(17)	-	-	-	-	(6)	(6)
Purchase of subsidiary shares from noncontrolling interests	(1)	-	(2)	-	-	-	(2)
Other reclassifications of noncontrolling interests	1	-	-	-	-	(1)	(1)
Cancellation of restricted stock for tax withholdings on vested shares	-	-	(2)	-	-	-	(2)
Share-based compensation	-	-	4	-	-	-	4

Balance, March 31, 2018	523	1	2,014	(16)	(2,774)	74	(701)
Comprehensive income (loss)	8	-	-	7	(110)	10	(93)
Contributions from noncontrolling interests	-	-	-	-	-	1	1
Distributions to noncontrolling interests	(20)	-	-	-	-	(9)	(9)
Purchase of subsidiary shares from noncontrolling interests	(1)	-	(1)	-	-	(1)	(2)
Other reclassifications of noncontrolling interests	(1)	-	-	-	-	1	1
Adjustment to redemption value of redeemable noncontrolling interests	5	-	(5)	-	-	-	(5)
Cancellation of restricted stock for tax withholdings on vested shares	-	-	2	-	-	-	2
Share-based compensation	-	-	3	-	-	-	3

Balance, June 30, 2018	514	1	2,013	(9)	(2,884)	76	(803)
Comprehensive income (loss)	11	-	-	1	(325)	7	(317)
Contributions from noncontrolling interests	-	-	-	-	-	1	1
Distributions to noncontrolling interests	(16)	-	-	-	-	(6)	(6)
Purchase of subsidiary shares from noncontrolling interests	(22)	-	(2)	-	-	(2)	(4)
Other reclassifications of noncontrolling interests	1	-	-	-	-	(1)	(1)
Noncontrolling interests in acquired entity	6	-	-	-	-	-	-
Adjustment to redemption value of redeemable noncontrolling interests	1	-	(1)	-	-	-	(1)
Cancellation of restricted stock for tax withholdings on vested shares	-	-	(2)	-	-	-	(2)
Share-based compensation	-	-	3	-	-	-	3

Balance, September 30, 2018	$495	$1	$2,011	$(8)	$(3,209)	$75	$(1,130)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following schedule discloses the effects of changes in the Company’s ownership interest in its less-than-wholly-owned subsidiaries on Community Health Systems, Inc. stockholders’ deficit (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net loss attributable to Community Health Systems, Inc. stockholders	$(17)	$(325)	$(302)	$(460)
Transfers to the noncontrolling interests:
Net increase (decrease) in Community Health Systems, Inc. paid-in-capital for purchase of subsidiary partnership interests	2	(2)	1	(5)

Net transfers to the noncontrolling interests	2	(2)	1	(5)

Change to Community Health Systems, Inc. stockholders’ deficit from net loss attributable to Community Health Systems, Inc. stockholders and transfers to noncontrolling interests	$(15)	$(327)	$(301)	$(465)

10.	LONG-TERM DEBT

Long-term debt, net of unamortized debt issuance costs and discounts or premiums, consists of the following (in millions):

	September 30,	December 31,
	2019	2018
Credit Facility:
Term H Loan	$-	$1,622
Revolving Credit Facility	-	-
8% Senior Notes due 2019	155	155
7 1⁄8% Senior Notes due 2020	121	121
5 1⁄8% Senior Secured Notes due 2021	1,000	1,000
6 7⁄8% Senior Notes due 2022	2,632	2,632
6 1⁄4% Senior Secured Notes due 2023	3,100	3,100
8 5⁄8% Senior Secured Notes due 2024	1,033	1,033
8% Senior Secured Notes due 2026	1,601	-
Junior-Priority Secured Notes due 2023	1,770	1,770
8 1⁄8% Junior-Priority Secured Notes due 2024	1,355	1,355
ABL Facility	673	698
Finance lease and financing obligations	279	231
Other	36	43
Less: Unamortized deferred debt issuance costs and note premium	(151)	(164)

Total debt	13,604	13,596
Less: Current maturities	(318)	(204)

Total long-term debt	$13,286	$13,392

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The Credit Facility contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the Company’s and its subsidiaries’ ability, subject to certain exceptions, to, among other things (1) declare dividends, make distributions or redeem or repurchase capital stock, (2) prepay, redeem or repurchase other debt, (3) incur liens or grant negative pledges, (4) make loans and investments and enter into acquisitions and joint ventures, (5) incur additional indebtedness or provide certain guarantees, (6) make capital expenditures, (7) engage in mergers, acquisitions and asset sales, (8) conduct transactions with affiliates, (9) alter the nature of the Company’s businesses, (10) grant certain guarantees with respect to physician practices, (11) engage in sale and leaseback transactions or (12) change the Company’s fiscal year. The Company is also required to comply with specified financial covenants (consisting of a first lien net debt to consolidated EBITDA leverage ratio) and various affirmative covenants. Under the Credit Facility, the first lien net debt to consolidated EBITDA ratio is calculated as the ratio of total first lien debt, less unrestricted cash and cash equivalents, to consolidated EBITDA, as defined in the Credit Facility. The calculation of consolidated EBITDA as defined in the Credit Facility is a trailing 12-month calculation that begins with net income attributable to the Company, with certain pro forma adjustments to consider the impact of material acquisitions or divestitures, and adjustments for interest, taxes, depreciation and amortization, net income attributable to noncontrolling interests, stock compensation expense, restructuring costs, and the financial impact of other non-cash or non-recurring items recorded during any such 12-month period. For the 12-month period ended September 30, 2019, the first lien net debt to consolidated EBITDA ratio financial covenant under the Credit Facility limited the ratio of first lien net debt to consolidated EBITDA, as defined, to less than or equal to 5.25 to 1.00. The Company was in compliance with all such covenants at September 30, 2019, with a first lien net debt to consolidated EBITDA ratio of approximately 5.02 to 1.00.

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

As of September 30, 2019, the availability for additional borrowings under the Credit Facility, subject to certain limitations as set forth in the Credit Facility, was approximately $385 million pursuant to the Revolving Facility, of which no borrowings were outstanding. As of September 30, 2019, the Company had letters of credit issued, primarily in support of potential insurance-related claims and certain bonds, of approximately $145 million. CHS has the ability to amend the Credit Facility to provide for one or more tranches of term loans or increases in the Revolving Facility in an aggregate principal amount of up to $500 million. As of September 30, 2019, the weighted-average interest rate under the Credit Facility, excluding swaps, was 6.3%.

On February 15, 2019, the Company and CHS entered into Amendment No. 1 (the “Agreement”), among the Company, CHS, the subsidiary guarantors party thereto, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, to the Credit Facility. The Credit Facility was amended by the Agreement, with requisite covenant lender approval, to amend the first lien net debt to EBITDA ratio financial covenant and to reduce the extended revolving credit commitments to $385 million. The amended financial covenant provides for a maximum first lien net debt to EBITDA ratio of 5.00 to 1.00 from July 1, 2018 through December 31, 2018, 5.25 to 1.00 from January 1, 2019 through December 31, 2019, 5.00 to 1.00 from January 1, 2020 through June 30, 2020, 4.50 to 1.00 from July 1, 2020 through September 30, 2020, and 4.25 to 1.00 thereafter. In addition, CHS agreed pursuant to the Agreement to further restrict its ability to make restricted payments. The revolving credit commitments will terminate on January 27, 2021. The amended Credit Facility includes a 91-day springing maturity date applicable if more than $250 million in the aggregate principal amount of the Company’s 8% Senior Notes, 7 1/8% Senior Notes, Term H Facility or refinancings thereof are scheduled to mature or similarly become due within 91 days of such date.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

5 1⁄8% Senior Secured Notes due 2021

On January 27, 2014, CHS completed a private offering of $1.0 billion aggregate principal amount of 5 1⁄8% Senior Secured Notes due August 1, 2021 (the “5 1⁄8% Senior Secured Notes”). The net proceeds from this issuance were used to finance the Company’s acquisition by merger of HMA. The 5 1⁄8% Senior Secured Notes bear interest at 5.125% per annum, payable semiannually in arrears on February 1 and August 1. Interest on the 5 1⁄8% Senior Secured Notes accrues from the date of original issuance. Interest is calculated on the basis of a 360-day year comprised of twelve 30-day months.

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

8 1⁄8% Junior-Priority Secured Notes due 2024

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

ABL Facility

On April 3, 2018, the Company and CHS entered into an asset-based loan (ABL) credit agreement (the “ABL Credit Agreement”) (as further described below), with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders and other agents party thereto. Pursuant to the ABL Credit Agreement, the lenders have extended to CHS a revolving asset-based loan facility (the “ABL Facility”) in the maximum aggregate principal amount of $1.0 billion, subject to borrowing base capacity. The ABL facility includes borrowing capacity available for letters of credit of $50 million. CHS and all domestic subsidiaries of CHS that guarantee CHS’ other outstanding senior and senior secured indebtedness guarantee the obligations of CHS under the ABL Facility. In conjunction with the closing of the ABL Facility, the wholly-owned special-purpose entity that owned the Receivables pledged under the previous Receivables Facility became a subsidiary guarantor under the Credit Facility and CHS’ outstanding notes. Subject to certain exceptions, all obligations under the ABL Facility and the related guarantees are secured by a perfected first-priority security interest in substantially all of the Receivables, deposit, collection and other accounts and contract rights, books, records and other instruments related to the foregoing of the Company, CHS and the guarantors as well as a perfected junior-priority security interest in substantially all of the other assets of the Company, CHS and the guarantors, subject to customary exceptions and intercreditor arrangements. The revolving credit commitments under the Credit Facility were reduced to $425 million upon the effectiveness of the ABL Facility. In connection with entering into the ABL Credit Agreement and the ABL Facility, the Company repaid in full and terminated its Receivables Facility. At September 30, 2019, the available borrowing base under the ABL Facility was $854 million, of which the Company had outstanding borrowings of $673 million.

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

The ABL Facility contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the Company’s ability, subject to certain exceptions, to, among other things (1) declare dividends, make distributions or redeem or repurchase capital stock, (2) prepay, redeem or repurchase other debt, (3) incur liens or grant negative pledges, (4) make loans and investments and enter into acquisitions and joint ventures, (5) incur additional indebtedness or provide certain guarantees, (6) engage in mergers, acquisitions and asset sales, (7) conduct transactions with affiliates, (8) alter the nature of the Company’s, CHS’ or the guarantors’ businesses, (9) grant certain guarantees with respect to physician practices, (10) engage in sale and leaseback transactions or (11) change the Company’s fiscal year. The Company is also required to comply with a consolidated fixed coverage ratio, upon certain triggering events described below, and various affirmative covenants. The consolidated fixed coverage ratio is calculated as the ratio of (x) consolidated EBITDA (as defined in the ABL Facility) less capital expenditures to (y) the sum of consolidated interest expense (as defined in the ABL Facility), scheduled principal payments, income taxes and restricted payments made in cash or in permitted investments. For purposes of calculating the consolidated fixed charge coverage ratio, the calculation of consolidated EBITDA as defined in the ABL Facility is a trailing 12-month calculation that begins with consolidated net income attributable to Holdings, with certain adjustments for interest, taxes, depreciation and amortization, net income attributable to noncontrolling interests, stock compensation expense, restructuring costs, and the financial impact of other non-cash or non-recurring items recorded during any such 12-month period. The consolidated fixed charge coverage ratio is a required covenant only in periods where the total borrowings outstanding under the ABL Facility reduce the amount available in the facility to less than the greater of (i) $95 million and (ii) 10% of the calculated borrowing base. At September 30, 2019, the Company is not subject to the consolidated fixed charge coverage ratio as such triggering event had not occurred during the last twelve months ended September 30, 2019.

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

Loss (Gain) from Early Extinguishment of Debt

The financing and repayment transactions discussed above resulted in a loss from early extinguishment of debt of less than $1 million and $27 million for the three months ended September 30, 2019 and 2018, respectively, and an after-tax loss of $1 million and $21 million for the three months ended September 30, 2019 and 2018, respectively. The financing and repayment transactions discussed above resulted in a loss from early extinguishment of debt of $31 million and a gain from early extinguishment of debt of $32 million for the nine months ended September 30, 2019 and 2018, respectively, and an after-tax loss of $25 million and an after-tax gain of $25 million for the nine months ended September 30, 2019 and 2018, respectively.

Other Debt

As of September 30, 2019, other debt consisted primarily of other obligations maturing in various installments through 2024.

To limit the effect of changes in interest rates on a portion of the Company’s long-term borrowings, the Company is a party to one interest swap agreement with a notional amount of approximately $300 million as of September 30, 2019. The Company receives a variable rate of interest on this swap based on the three-month LIBOR in exchange for the payment of a fixed rate of interest. See Note 11 for additional information regarding this swap.

The Company paid interest of $492 million and $151 million on borrowings during the three months ended September 30, 2019 and 2018, respectively, and $810 million and $637 million on borrowings during the nine months ended September 30, 2019 and 2018, respectively.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

11.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments has been estimated by the Company using available market information as of September 30, 2019 and December 31, 2018, and valuation methodologies considered appropriate. The estimates presented in the table below are not necessarily indicative of amounts the Company could realize in a current market exchange (in millions):

	September 30, 2019		December 31, 2018
	Carrying	Estimated Fair	Carrying	Estimated Fair
	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	$157	$157	$196	$196
Investments in equity securities	137	137	137	137
Available-for-sale securities	100	100	93	93
Trading securities	12	12	11	11
Liabilities:
Contingent Value Right	-	-	-	-
Credit Facility	-	-	1,602	1,564
8% Senior Notes due 2019	155	154	155	146
7 1⁄8% Senior Notes due 2020	121	117	121	100
5 1⁄8% Senior Secured Notes due 2021	988	1,002	984	934
6 7⁄8% Senior Notes due 2022	2,602	1,998	2,593	1,175
6 1⁄4% Senior Secured Notes due 2023	3,073	3,089	3,067	2,819
8 5⁄8% Senior Secured Notes due 2024	1,023	1,072	1,021	1,025
8% Senior Secured Notes due 2026	1,573	1,602	-	-
Junior-Priority Secured Notes due 2023	1,753	1,526	1,750	1,380
8 1⁄8% Junior-Priority Secured Notes due 2024	1,340	1,088	1,338	976
ABL Facility and other debt	704	704	734	734

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

Contingent Value Right. Estimated fair value is based on the closing price as quoted on the public market where the CVR was traded.

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

8 1⁄8% Junior-Priority Secured Notes due 2024. Estimated fair value is based on the closing market price for these notes.

ABL Facility and other debt. The carrying amount of the ABL Facility and all other debt approximates fair value due to the nature of these obligations.

Interest rate swaps. The fair value of interest rate swap agreements is the amount at which they could be settled, based on estimates calculated by the Company using a discounted cash flow analysis based on observable market inputs and validated by comparison to estimates obtained from the counterparty. The Company incorporates credit valuation adjustments (“CVAs”) to appropriately reflect both its own nonperformance or credit risk and the respective counterparty’s nonperformance or credit risk in the fair value measurements. In adjusting the fair value of its interest rate swap agreements for the effect of nonperformance or credit risk, the Company has considered the impact of any netting features included in the agreements. The counterparties to the interest rate swap agreements expose the Company to credit risk in the event of nonperformance by such counterparties. However, at September 30, 2019, the Company does not anticipate nonperformance by these counterparties. The Company does not hold or issue derivative financial instruments for trading purposes.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

At September 30, 2019, the Company had one interest rate swap with a notional amount of approximately $300 million, a fixed interest rate of 2.892%, a termination date of August 30, 2020, and a fair value of approximately $3 million.

The Company is exposed to certain risks relating to its ongoing business operations. The risk managed by using derivative instruments is interest rate risk. Companies are required to recognize all derivative instruments as either assets or liabilities at fair value in the condensed consolidated statement of financial position. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. Gains and losses on the derivative representing either hedge ineffectiveness or components excluded from the assessment of effectiveness are recognized in current earnings.

Assuming no change in interest rates in effect as of September 30, 2019, less than $1 million of interest income resulting from the spread between the fixed and floating rates defined in the interest rate swap agreement will be recognized during the next 12 months.

The following tabular disclosure provides the amount of pre-tax gain (loss) recognized as a component of OCI during the three and nine months ended September 30, 2019 and 2018 (in millions):

	Amount of Pre-Tax Gain (Loss) Recognized in OCI (Effective Portion)
Derivatives in Cash Flow Hedging	Three Months Ended September 30,		Nine Months Ended September 30,
Relationships	2019	2018	2019	2018
Interest rate swaps	$-	$2	$(4)	$25

The following tabular disclosure provides the location of the effective portion of the pre-tax loss (gain) reclassified from accumulated other comprehensive loss (“AOCL”) into interest expense on the condensed consolidated statements of loss during the three and nine months ended September 30, 2019 and 2018 (in millions):

	Amount of Pre-Tax Loss (Gain) Reclassified from AOCL into Income (Effective Portion)
Location of Loss (Gain) Reclassified from	Three Months Ended September 30,		Nine Months Ended September 30,
AOCL into Income (Effective Portion)	2019	2018	2019	2018
Interest expense, net	$-	$1	$(1)	$8

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The fair values of derivative instruments in the condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018 were as follows (in millions):

	Asset Derivatives				Liability Derivatives
	September 30, 2019		December 31, 2018		September 30, 2019		December 31, 2018
	Balance		Balance		Balance		Balance
	Sheet		Sheet		Sheet		Sheet
	Location	Fair Value	Location	Fair Value	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments	Other assets, net	$-	Other assets, net	$3	Other long-term liabilities	$3	Other long-term liabilities	$2

12.	FAIR VALUE

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

In instances where the determination of the fair value hierarchy measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment of factors specific to the asset or liability. Transfers between levels within the fair value hierarchy are recognized by the Company on the date of the change in circumstances that requires such transfer. There were no transfers between levels during the nine-month periods ended September 30, 2019 or September 30, 2018.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following table sets forth, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 (in millions):

	September 30, 2019	Level 1	Level 2	Level 3
Investments in equity securities	$137	$137	$-	$-
Available-for-sale securities	100	-	100	-
Trading securities	12	-	12	-
Fair value of interest rate swap agreements	-	-	-	-

Total assets	$249	$137	$112	$-

Fair value of interest rate swap agreements	$3	$-	$3	$-

Total liabilities	$3	$-	$3	$-

	December 31, 2018	Level 1	Level 2	Level 3
Investments in equity securities	$137	$137	$-	$-
Available-for-sale securities	93	-	93	-
Trading securities	11	-	11	-
Fair value of interest rate swap agreements	3	-	3	-

Total assets	$244	$137	$107	$-

Contingent Value Right (CVR)	$-	$-	$-	$-
Fair value of interest rate swap agreements	2	-	2	-

Total liabilities	$2	$-	$2	$-

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The Company incorporates CVAs to appropriately reflect both its own nonperformance or credit risk and the respective counterparty’s nonperformance or credit risk in the fair value measurements. In adjusting the fair value of its interest rate swap agreements for the effect of nonperformance or credit risk, the Company has considered the impact of any netting features included in the agreements. The CVA on the Company’s interest rate swap agreements had an immaterial effect on the fair value of the related asset or liability at September 30, 2019 and December 31, 2018.

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

The Company utilizes operating and finance leases for the use of certain hospitals, medical office buildings, and medical equipment. All lease agreements generally require the Company to pay maintenance, repairs, property taxes and insurance costs, which are variable amounts based on actual costs incurred during each applicable period. Such costs are not included in the determination of the ROU asset or lease liability. Variable lease cost also includes escalating rent payments that are not fixed at commencement but are based on an index that is determined in future periods over the lease term based on changes in the Consumer Price Index or other measure of cost inflation. Most leases include one or more options to renew the lease at the end of the initial term, with renewal terms that generally extend the lease at the then market rate of rental payment. Certain leases also include an option to buy the underlying asset at or a short time prior to the termination of the lease. All such options are at the Company’s discretion and are evaluated at the commencement of the lease, with only those that are reasonably certain of exercise included in determining the appropriate lease term. The components of lease cost and rent expense for the three and nine months ended September 30, 2019 are as follows (in millions):

	Three Months Ended	Nine Months Ended
Lease Cost	September 30, 2019	September 30, 2019
Operating lease cost:
Operating lease cost	$49	$143
Short-term rent expense	28	87
Variable lease cost	3	13
Sublease income	(1)	(3)

Total operating lease cost	$79	$240

Finance lease cost:
Amortization of right-of-use assets	$3	$9
Interest on finance lease liabilities	2	6

Total finance lease cost	$5	$15

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Supplemental balance sheet information related to leases was as follows (in millions):

	Balance Sheet Classification	September 30, 2019
Operating Leases:
Operating Lease ROU Assets	Other assets, net	$621

Finance Leases:
Finance Lease ROU Assets	Property and equipment	180
Accumulated amortization	Accumulated depreciation and amortization	(59)
Current finance lease liabilities	Current maturities of long-term debt	7
Long-term finance lease liabilities	Long-term debt	115

Supplemental cash flow and other information related to leases as of and for the nine months ended September 30, 2019 are as follows (dollars in millions):

Nine Months Ended
Other information	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$127
Operating cash flows from finance leases	6
Financing cash flows from finance leases	7
Right-of-use assets obtained in exchange for new finance lease liabilities	2
Right-of-use assets obtained in exchange for new operating lease liabilities	86
Weighted-average remaining lease term:
Operating leases	7 years
Finance leases	19 years
Weighted-average discount rate:
Operating leases	9.2%
Finance leases	5.7%

On September 19, 2019, the Company completed the sale and leaseback of four medical office buildings for net proceeds of $56 million to Carter Validus Mission Critical REIT II, Inc. The buildings, with a combined total of 285,337 square feet, are located in three states and support a wide array of diagnostic, medical and surgical services in an outpatient setting for the respective nearby hospitals. Based on the Company’s assessment of the control transfer principle in these leased buildings, the transaction did not qualify for sale treatment and the related leases have been recorded as financing obligations in the Company’s condensed consolidated balance sheet at September 30, 2019.

On December 22, 2016, the Company completed the sale and leaseback of ten medical office buildings for net proceeds of $159 million to HCP, Inc. The buildings, with a combined total of 756,183 square feet, are located in five states and support a wide array of diagnostic, medical and surgical services in an outpatient setting for the respective nearby hospitals. Because of the Company’s continuing involvement in these leased buildings, the transaction did not qualify for sale treatment and the related leases have been recorded as financing obligations in the Company’s condensed consolidated balance sheet at December 31, 2018. Upon adoption of ASC 842 on January 1, 2019, the Company reevaluated the classification of these financing arrangements utilizing the new accounting requirements for sale-leasebacks in ASC 842, concluding that these financing arrangements continue to not qualify for sale treatment and therefore should continue to be classified as financing obligations. At September 30, 2019, six of these financing obligations remain outstanding and are included in the table below, with the other four medical office buildings having been divested in conjunction with the sale of the related hospital entity.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Commitments relating to noncancellable operating and finance leases and financing obligations for each of the next five years and thereafter are as follows (in millions):

			Financing
Year Ending December 31,	Operating	Finance	Obligations
2019 (remaining three months)	$63	$3	$4
2020	177	13	11
2021	133	11	12
2022	110	10	12
2023	87	17	12
Thereafter	274	164	236

Total minimum future payments	844	218	287
Less: Imputed interest	(210)	(96)	(130)

Total liabilities	634	122	157
Less: Current portion	(137)	(7)	(2)

Long-term liabilities	$497	$115	$155

As previously disclosed in the Company’s 2018 Form 10-K, which followed the lease accounting in effect prior to adoption of ASC 842, future commitments relating to noncancellable operating and capital leases and financing obligations for the five years and period thereafter as of December 31, 2018 were as follows (in millions):

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

As of September 30, 2019, there were approximately $31 million of assets underlying approved but pending leases that have not yet commenced, primarily for medical equipment.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

14.	EMPLOYEE BENEFIT PLANS

The Company provides an unfunded Supplemental Executive Retirement Plan (“SERP”) for certain members of its executive management. The Company uses a December 31 measurement date for the benefit obligations and a January 1 measurement date for its net periodic costs for the SERP. Variances from actuarially assumed rates will result in increases or decreases in benefit obligations and net periodic cost in future periods. Benefits expense under the SERP was $2 million for both of the three-month periods ended September 30, 2019 and 2018, and $5 million and $6 million during the nine months ended September 30, 2019 and 2018, respectively. The accrued benefit liability for the SERP totaled $70 million and $66 million at September 30, 2019 and December 31, 2018, respectively, and is included in other long-term liabilities on the condensed consolidated balance sheets. The weighted-average assumptions used in determining net periodic cost for the nine months ended September 30, 2019 and September 30, 2018 were a discount rate of 4.2% and 3.4%, respectively, and an annual salary increase of 3.0% and 2.0%, respectively. The Company had equity investment securities in a rabbi trust generally designated to pay benefits of the SERP in the amounts of $82 million and $74 million at September 30, 2019 and December 31, 2018, respectively. These amounts are included in other assets, net on the condensed consolidated balance sheets.

During 2018, certain members of executive management of the Company that were participants in the SERP retired and met the requirements for payout of their SERP retirement benefit. The SERP payout provisions require payment to the participant in an actuarially determined lump sum amount six months after the participant retires from the Company. Such amounts were paid out of the rabbi trust. As required by the pension accounting rules in U.S. GAAP, the Company recognized a loss of $1 million during the nine months ended September 30, 2018. There was no settlement loss during the nine months ended September 30, 2019.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Probable Contingencies

Becker v. Community Health Systems, Inc. d/b/a Community Health Systems Professional Services Corporation d/b/a Community Health Systems d/b/a Community Health Systems PSC, Inc. d/b/a Rockwood Clinic P.S. and Rockwood Clinic, P.S. (Superior Court, Spokane, Washington). This suit was filed on February 29, 2012, by a former chief financial officer at Rockwood Clinic in Spokane, Washington. Becker claims he was wrongfully terminated for allegedly refusing to certify a budget for Rockwood Clinic in 2012. On February 29, 2012, he also filed an administrative complaint with the Department of Labor, Occupational Safety and Health Administration alleging that he is a whistleblower under Sarbanes-Oxley, which was dismissed by the agency and was appealed to an administrative law judge for a hearing that occurred on January 19-26, 2016. In a decision dated November 9, 2016, the law judge awarded Becker approximately $1.9 million for front pay, back pay and emotional damages with attorney fees to be later determined. The Company has appealed the award to the Administrative Review Board and is awaiting its decision. At a hearing on July 27, 2012, the trial court dismissed Community Health Systems, Inc. from the state case and subsequently certified the state case for an interlocutory appeal of the denial to dismiss his employer and the management company. The appellate court accepted the interlocutory appeal, and it was argued on April 30, 2014. On August 14, 2014, the court denied the Company’s appeal. On October 20, 2014, the Company filed a petition to review the denial with the Washington Supreme Court. The appeal was accepted and oral argument was heard on June 9, 2015. On September 15, 2015, the court denied the Company’s appeal and remanded to the trial court; a previous trial setting of September 12, 2016 has been vacated and not reset. On October 15, 2019, the Administrative Review Board released an order to show cause requiring Becker to file a brief to show cause why the Administrative Review Board should not remand the previous administrative decision for a new hearing before a new law judge. The Company continues to vigorously defend these actions.

Empire Health Foundation v. CHS/Community Health Systems, Inc., CHS Washington Holdings, LLC, Spokane Washington Hospital Company, LLC, Spokane Valley Washington Hospital Company, LLC. This suit was filed in the United States District Court for the Eastern District of Washington on June 12, 2017 by Empire Health Foundation claiming Deaconess and Valley Hospitals failed to abide by charity care obligations allegedly existing in the 2008 Asset Purchase Agreement between Empire Health System and Company affiliates. The court granted in part and denied in part the hospitals’ motion to dismiss on October 11, 2017. All parties filed motions for summary judgment, and the court granted in part and denied in part both parties’ motions on February 27, 2019 and July 9, 2019. The Company settled this matter during the three months ended September 30, 2019. The Company recorded a liability of $22 million at September 30, 2019 based on the settlement of this matter.

The table below presents a reconciliation of the beginning and ending liability balances (in millions) during the nine months ended September 30, 2019, with respect to the Company’s determination of the contingencies of the Company in respect of which an accrual has been recorded.

Summary of Recorded Amounts

Probable
Contingencies
Balance as of December 31, 2018	$19
Expense	26
Reserve for insured claim	(3)
Cash payments	(5)

Balance as of September 30, 2019	$37

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

In the aggregate, attorneys’ fees and other costs incurred but not included in the table above related to probable contingencies, totaled $7 million and less than $1 million for the three month ended September 30, 2019 and 2018, respectively, and $11 million and $2 million for the nine month ended September 30, 2019 and 2018, respectively, and are included in other operating expenses in the accompanying condensed consolidated statements of loss.

Matters for which an Outcome Cannot be Assessed

For the following legal matter, due to the uncertainties surrounding the ultimate outcome of the case, the Company cannot at this time assess what the outcome may be and is further unable to determine any estimate of loss or range of loss.

Class Action Shareholder Federal Securities Cases. Three purported class action cases have been filed in the United States District Court for the Middle District of Tennessee; namely, Norfolk County Retirement System v. Community Health Systems, Inc., et al., filed May 9, 2011; De Zheng v. Community Health Systems, Inc., et al., filed May 12, 2011; and Minneapolis Firefighters Relief Association v. Community Health Systems, Inc., et al., filed June 21, 2011. All three seek class certification on behalf of purchasers of the Company’s common stock between July 27, 2006 and April 11, 2011 and allege that misleading statements resulted in artificially inflated prices for the Company’s common stock. In December 2011, the cases were consolidated for pretrial purposes and NYC Funds and its counsel were selected as lead plaintiffs/lead plaintiffs’ counsel. In lieu of ruling on the Company’s motion to dismiss, the court permitted the plaintiffs to file a first amended consolidated class action complaint, which was filed on October 5, 2015. The Company’s motion to dismiss was filed on November 4, 2015 and oral argument was held on April 11, 2016. The Company’s motion to dismiss was granted on June 16, 2016 and on June 27, 2016, the plaintiffs filed a notice of appeal to the Sixth Circuit Court of Appeals. The matter was heard on May 3, 2017. On December 13, 2017, the Sixth Circuit reversed the trial court’s dismissal of the case and remanded it to the District Court. The Company filed a renewed partial motion to dismiss on February 9, 2018, which was denied by the District Court on September 24, 2018. The Company also filed a petition for a writ of certiorari to the United States Supreme Court on April 18, 2018 seeking review of the Sixth Circuit’s decision. The United States Supreme Court denied the petition for a writ of certiorari on October 1, 2018. The District Court granted the Plaintiff’s motion for class certification on July 26, 2019. The Company filed a petition for permission to appeal the District Court’s class certification order in the Sixth Circuit Court of Appeals on August 9, 2019, and that petition was denied on October 23, 2019. Trial for this matter is set for December 1, 2020. The Company believes this consolidated matter is without merit and will vigorously defend this case.

16.	SUBSEQUENT EVENTS

On October 1, 2019, one or more subsidiaries of the Company sold Bluefield Regional Medical Center (92 licensed beds) in Bluefield, West Virginia, and its associated operations to a subsidiary of Princeton Community Hospital Association pursuant to the terms of a definitive agreement which was entered into on June 27, 2019. The net proceeds in connection with this disposition were received at a preliminary closing on September 30, 2019.

On October 28, 2019, one or more subsidiaries of the Company entered into a definitive agreement for the sale of Southside Regional Medical Center (300 licensed beds) in Petersburg, Virginia, Southampton Memorial Hospital (105 licensed beds) in Franklin, Virginia and Southern Virginia Regional Medical Center (80 licensed beds) in Emporia, Virginia and their associated assets to Bon Secours Mercy Health System.

On October 29, 2019, the Company announced that CHS intends to commence an offer to exchange all of its $2.632 billion aggregate principal amount of outstanding 6 7⁄8% Senior Notes for a combination of (i) $700 million aggregate principal amount of new 8.000% Senior Secured Notes due 2027 and (ii) up to $1.932 billion aggregate principal amount of new 6.875% Senior Unsecured Notes due 2028.

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

From time to time, subsidiaries of the Company sell and/or repurchase noncontrolling interests in consolidated subsidiaries, which may change subsidiaries between guarantors and non-guarantors. Amounts for prior periods have been revised to reflect the status of guarantors and non-guarantors as of September 30, 2019.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Loss

Three Months Ended September 30, 2019

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)

Net operating revenues	$-	$1	$2,061	$1,184	$-	$3,246
Operating costs and expenses:
Salaries and benefits	-	-	768	701	-	1,469
Supplies	-	-	357	169	-	526
Other operating expenses	-	-	576	236	-	812
Government and other legal settlements and related costs	-	-	26	-	-	26
Lease cost and rent	-	-	40	39	-	79
Depreciation and amortization	-	-	96	55	-	151
Impairment and (gain) loss on sale of businesses, net	-	-	(3)	2	-	(1)

Total operating costs and expenses	-	-	1,860	1,202	-	3,062

Income (loss) from operations	-	1	201	(18)	-	184
Interest expense, net	-	157	119	(17)	-	259
Equity in earnings of unconsolidated affiliates	17	(73)	25	-	28	(3)

(Loss) income before income taxes	(17)	(83)	57	(1)	(28)	(72)
(Benefit from) provision for income taxes	-	(66)	(13)	5	-	(74)

Net (loss) income	(17)	(17)	70	(6)	(28)	2
Less: Net income attributable to noncontrolling interests	-	-	-	19	-	19

Net (loss) income attributable to Community Health Systems, Inc. stockholders	$(17)	$(17)	$70	$(25)	$(28)	$(17)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Loss

Three Months Ended September 30, 2018

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)

Net operating revenues	$-	$1	$2,010	$1,440	$-	$3,451
Operating costs and expenses:
Salaries and benefits	-	-	765	820	-	1,585
Supplies	-	-	343	222	-	565
Other operating expenses	-	-	534	324	-	858
Government and other legal settlements and related costs	-	-	2	-	-	2
Electronic health records incentive reimbursement	-	-	-	(1)	-	(1)
Lease cost and rent	-	-	40	43	-	83
Depreciation and amortization	-	-	105	68	-	173
Impairment and (gain) loss on sale of businesses, net	-	15	34	63	-	112

Total operating costs and expenses	-	15	1,823	1,539	-	3,377

(Loss) income from operations	-	(14)	187	(99)	-	74
Interest expense, net	-	115	129	12	-	256
Loss from early extinguishment of debt	-	27	-	-	-	27
Equity in earnings of unconsolidated affiliates	325	289	(69)	-	(550)	(5)

(Loss) income before income taxes	(325)	(445)	127	(111)	550	(204)
(Benefit from) provision for income taxes	-	(120)	422	(198)	-	104

Net (loss) income	(325)	(325)	(295)	87	550	(308)
Less: Net income attributable to noncontrolling interests	-	-	-	17	-	17

Net (loss) income attributable to Community Health Systems, Inc. stockholders	$(325)	$(325)	$(295)	$70	$550	$(325)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Loss

Nine Months Ended September 30, 2019

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)

Net operating revenues	$-	$45	$6,231	$3,649	$-	$9,925
Operating costs and expenses:
Salaries and benefits	-	-	2,342	2,157	-	4,499
Supplies	-	-	1,097	526	-	1,623
Other operating expenses	-	-	1,755	761	-	2,516
Government and other legal settlements and related costs	-	-	35	-	-	35
Lease cost and rent	-	-	125	115	-	240
Depreciation and amortization	-	-	288	168	-	456
Impairment and (gain) loss on sale of businesses, net	-	(2)	56	16	-	70

Total operating costs and expenses	-	(2)	5,698	3,743	-	9,439

Income (loss) from operations	-	47	533	(94)	-	486
Interest expense, net	-	453	365	(36)	-	782
Loss from early extinguishment of debt	-	31	-	-	-	31
Equity in earnings of unconsolidated affiliates	302	(45)	146	-	(415)	(12)

(Loss) income before income taxes	(302)	(392)	22	(58)	415	(315)
(Benefit from) provision for income taxes	-	(90)	(8)	27	-	(71)

Net (loss) income	(302)	(302)	30	(85)	415	(244)
Less: Net income attributable to noncontrolling interests	-	-	-	58	-	58

Net (loss) income attributable to Community Health Systems, Inc. stockholders	$(302)	$(302)	$30	$(143)	$415	$(302)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Loss

Nine Months Ended September 30, 2018

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)

Net operating revenues	$-	$(7)	$6,122	$4,587	$-	$10,702
Operating costs and expenses:
Salaries and benefits	-	-	2,283	2,567	-	4,850
Supplies	-	-	1,071	702	-	1,773
Other operating expenses	-	-	1,589	1,057	-	2,646
Government and other legal settlements and related costs	-	-	9	-	-	9
Electronic health records incentive reimbursement	-	-	(1)	(1)	-	(2)
Lease cost and rent	-	-	125	132	-	257
Depreciation and amortization	-	-	311	220	-	531
Impairment and (gain) loss on sale of businesses, net	-	29	46	239	-	314

Total operating costs and expenses	-	29	5,433	4,916	-	10,378

(Loss) income from operations	-	(36)	689	(329)	-	324
Interest expense, net	-	304	373	43	-	720
(Gain) loss from early extinguishment of debt	-	(33)	1	-	-	(32)
Equity in earnings of unconsolidated affiliates	460	350	215	-	(1,042)	(17)

(Loss) income before income taxes	(460)	(657)	100	(372)	1,042	(347)
(Benefit from) provision for income taxes	-	(197)	463	(208)	-	58

Net loss	(460)	(460)	(363)	(164)	1,042	(405)
Less: Net income attributable to noncontrolling interests	-	-	-	55	-	55

Net loss attributable to Community Health Systems, Inc. stockholders	$(460)	$(460)	$(363)	$(219)	$1,042	$(460)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Comprehensive Loss

Three Months Ended September 30, 2019

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)

Net (loss) income	$(17)	$(17)	$70	$(6)	$(28)	$2
Other comprehensive (loss) income, net of income taxes:
Net change in fair value of interest rate swaps, net of tax	(1)	(1)	-	-	1	(1)
Net change in fair value of available-for-sale securities, net of tax	1	1	1	-	(2)	1
Amortization and recognition of unrecognized pension cost components, net of tax	-	-	-	-	-	-

Other comprehensive income (loss)	-	-	1	-	(1)	-

Comprehensive (loss) income	(17)	(17)	71	(6)	(29)	2
Less: Comprehensive income attributable to noncontrolling interests	-	-	-	19	-	19

Comprehensive (loss) income attributable to Community Health Systems, Inc. stockholders	$(17)	$(17)	$71	$(25)	$(29)	$(17)

Condensed Consolidating Statement of Comprehensive Loss

Three Months Ended September 30, 2018

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)

Net (loss) income	$(325)	$(325)	$(295)	$87	$550	$(308)
Other comprehensive income (loss), net of income taxes:
Net change in fair value of interest rate swaps, net of tax	2	2	-	-	(2)	2
Net change in fair value of available-for-sale securities, net of tax	-	-	-	-	-	-
Amortization and recognition of unrecognized pension cost components, net of tax	-	-	-	-	-	-

Other comprehensive income	2	2	-	-	(2)	2

Comprehensive (loss) income	(323)	(323)	(295)	87	548	(306)
Less: Comprehensive income attributable to noncontrolling interests	-	-	-	17	-	17

Comprehensive (loss) income attributable to Community Health Systems, Inc. stockholders	$(323)	$(323)	$(295)	$70	$548	$(323)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Comprehensive Loss

Nine Months Ended September 30, 2019

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)

Net (loss) income	$(302)	$(302)	$30	$(85)	$415	$(244)
Other comprehensive (loss) income, net of income taxes:
Net change in fair value of interest rate swaps, net of tax	(3)	(3)	-	-	3	(3)
Net change in fair value of available-for-sale securities, net of tax	5	5	5	-	(10)	5
Amortization and recognition of unrecognized pension cost components, net of tax	-	-	-	-	-	-

Other comprehensive income	2	2	5	-	(7)	2

Comprehensive (loss) income	(300)	(300)	35	(85)	408	(242)
Less: Comprehensive income attributable to noncontrolling interests	-	-	-	58	-	58

Comprehensive (loss) income attributable to Community Health Systems, Inc. stockholders	$(300)	$(300)	$35	$(143)	$408	$(300)

Condensed Consolidating Statement of Comprehensive Loss

Nine Months Ended September 30, 2018

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)

Net loss	$(460)	$(460)	$(363)	$(164)	$1,042	$(405)
Other comprehensive income (loss), net of income taxes:
Net change in fair value of interest rate swaps, net of tax	26	26	-	-	(26)	26
Net change in fair value of available-for-sale securities, net of tax	(2)	(2)	(2)	-	4	(2)
Amortization and recognition of unrecognized pension cost components, net of tax	1	1	1	-	(2)	1

Other comprehensive income (loss)	25	25	(1)	-	(24)	25

Comprehensive loss	(435)	(435)	(364)	(164)	1,018	(380)
Less: Comprehensive income attributable to noncontrolling interests	-	-	-	55	-	55

Comprehensive loss attributable to Community Health Systems, Inc. stockholders	$(435)	$(435)	$(364)	$(219)	$1,018	$(435)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Balance Sheet

September 30, 2019

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)

ASSETS

Current assets:
Cash and cash equivalents	$-	$-	$92	$65	$-	$157
Patient accounts receivable	-	-	1,839	430	-	2,269
Supplies	-	-	254	122	-	376
Prepaid income taxes	45	-	-	-	-	45
Prepaid expenses and taxes	-	-	146	48	-	194
Other current assets	-	-	60	281	-	341

Total current assets	45	-	2,391	946	-	3,382

Intercompany receivable	-	12,057	5,711	6,166	(23,934)	-

Property and equipment, net	-	-	4,301	1,630	-	5,931

Goodwill	-	-	2,694	1,801	-	4,495

Deferred income taxes	94	-	-	-	-	94

Other assets, net	(8)	-	1,064	937	-	1,993

Net investment in subsidiaries	-	21,550	12,121	-	(33,671)	-

Total assets	$131	$33,607	$28,282	$11,480	$(57,605)	$15,895

LIABILITIES AND DEFICIT
Current liabilities:
Current maturities of long-term debt	$-	$276	$18	$24	$-	$318
Current operating lease liabilities	-	-	81	56	-	137
Accounts payable	-	-	476	267	-	743
Accrued interest	-	144	1	-	-	145
Accrued liabilities	-	1	559	452	-	1,012

Total current liabilities	-	421	1,135	799	-	2,355

Long-term debt	-	13,013	206	67	-	13,286

Intercompany payable	1,952	21,935	25,756	12,646	(62,289)	-

Deferred income taxes	26	-	-	-	-	26

Long-term operating lease liabilities	-	-	270	227	-	497

Other long-term liabilities	1	3	666	328	-	998

Total liabilities	1,979	35,372	28,033	14,067	(62,289)	17,162

Redeemable noncontrolling interests in equity of consolidated subsidiaries	-	-	-	498	-	498

Deficit:
Community Health Systems, Inc. stockholders’ deficit:
Common stock	1	-	-	-	-	1
Additional paid-in capital	2,004	(399)	970	(948)	377	2,004
Accumulated other comprehensive loss	(8)	(8)	(10)	2	16	(8)
(Accumulated deficit) retained earnings	(3,845)	(1,358)	(711)	(2,222)	4,291	(3,845)

Total Community Health Systems, Inc. stockholders’ (deficit) equity	(1,848)	(1,765)	249	(3,168)	4,684	(1,848)
Noncontrolling interests in equity of consolidated subsidiaries	-	-	-	83	-	83

Total (deficit) equity	(1,848)	(1,765)	249	(3,085)	4,684	(1,765)

Total liabilities and deficit	$131	$33,607	$28,282	$11,480	$(57,605)	$15,895

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Balance Sheet

December 31, 2018

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)

ASSETS

Current assets:
Cash and cash equivalents	$-	$-	$132	$64	$-	$196
Patient accounts receivable	-	-	1,856	496	-	2,352
Supplies	-	-	272	130	-	402
Prepaid income taxes	3	-	-	-	-	3
Prepaid expenses and taxes	-	-	135	61	-	196
Other current assets	-	-	133	267	-	400

Total current assets	3	-	2,528	1,018	-	3,549

Intercompany receivable	-	12,595	4,884	6,351	(23,830)	-

Property and equipment, net	-	-	4,379	1,760	-	6,139

Goodwill	-	-	2,704	1,855	-	4,559

Deferred income taxes	69	-	-	-	-	69

Other assets, net	-	25	798	720	-	1,543

Net investment in subsidiaries	-	20,868	11,782	-	(32,650)	-

Total assets	$72	$33,488	$27,075	$11,704	$(56,480)	$15,859

LIABILITIES AND DEFICIT
Current liabilities:
Current maturities of long-term debt	$-	$155	$22	$27	$-	$204
Accounts payable	-	-	576	311	-	887
Accrued interest	-	206	-	-	-	206
Accrued liabilities	-	-	580	515	-	1,095

Total current liabilities	-	361	1,178	853	-	2,392

Long-term debt	-	13,167	151	74	-	13,392

Intercompany payable	1,572	21,424	24,898	12,864	(60,758)	-

Deferred income taxes	26	-	-	-	-	26

Other long-term liabilities	9	2	624	373	-	1,008

Total liabilities	1,607	34,954	26,851	14,164	(60,758)	16,818

Redeemable noncontrolling interests in equity of consolidated subsidiaries	-	-	-	504	-	504

Deficit:
Community Health Systems, Inc. stockholders’ deficit:
Common stock	1	-	-	-	-	1
Additional paid-in capital	2,017	(329)	966	(899)	262	2,017
Accumulated other comprehensive loss	(10)	(10)	(5)	(9)	24	(10)
(Accumulated deficit) retained earnings	(3,543)	(1,127)	(737)	(2,128)	3,992	(3,543)

Total Community Health Systems, Inc. stockholders’ (deficit) equity	(1,535)	(1,466)	224	(3,036)	4,278	(1,535)
Noncontrolling interests in equity of consolidated subsidiaries	-	-	-	72	-	72

Total (deficit) equity	(1,535)	(1,466)	224	(2,964)	4,278	(1,463)

Total liabilities and deficit	$72	$33,488	$27,075	$11,704	$(56,480)	$15,859

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2019

	Parent		Other	Non -
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In millions)

Net cash provided by (used in) operating activities	$5	$(431)	$579	$38	$-	$191

Cash flows from investing activities:
Acquisitions of facilities and other related businesses	-	-	(6)	(7)	-	(13)
Purchases of property and equipment	-	-	(267)	(55)	-	(322)
Proceeds from disposition of hospitals and other ancillary operations	-	18	30	315	-	363
Proceeds from sale of property and equipment	-	-	1	-	-	1
Purchases of available-for-sale securities and equity securities	-	-	(15)	(43)	-	(58)
Proceeds from sales of available-for-sale securities and equity securities	-	-	27	45	-	72
Increase in other investments	-	-	(104)	(42)	-	(146)

Net cash provided by (used in) investing activities	-	18	(334)	213	-	(103)

Cash flows from financing activities:
Repurchase of restricted stock shares for payroll tax withholding requirements	(1)	-	-	-	-	(1)
Deferred financing costs and other debt-related costs	-	(28)	-	-	-	(28)
Proceeds from noncontrolling investors in joint ventures	-	-	-	10	-	10
Redemption of noncontrolling investments in joint ventures	-	-	-	(6)	-	(6)
Distributions to noncontrolling investors in joint ventures	-	-	-	(78)	-	(78)
Proceeds from sale-lease back	-	-	56	-	-	56
Changes in intercompany balances with affiliates, net	(4)	508	(333)	(171)	-	-
Borrowings under credit agreements	-	-	25	1	-	26
Issuance of long-term debt	-	2,489	-	-	-	2,489
Proceeds from ABL facility	-	25	-	-	-	25
Repayments of long-term indebtedness	-	(2,581)	(33)	(6)	-	(2,620)

Net cash (used in) provided by financing activities	(5)	413	(285)	(250)	-	(127)

Net change in cash and cash equivalents	-	-	(40)	1	-	(39)
Cash and cash equivalents at beginning of period	-	-	132	64	-	196

Cash and cash equivalents at end of period	$-	$-	$92	$65	$-	$157

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2018

	Parent		Other	Non -
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In millions)

Net cash provided by (used in) operating activities	$45	$(250)	$653	$(8)	$-	$440

Cash flows from investing activities:
Acquisitions of facilities and other related businesses	-	-	(3)	(18)	-	(21)
Purchases of property and equipment	-	-	(312)	(101)	-	(413)
Proceeds from disposition of hospitals and other ancillary operations	-	-	-	228	-	228
Proceeds from sale of property and equipment	-	-	4	3	-	7
Purchases of available-for-sale securities and equity securities	-	-	(30)	(20)	-	(50)
Proceeds from sales of available-for-sale securities and equity securities	-	-	55	20	-	75
Increase in other investments	-	-	(50)	(26)	-	(76)

Net cash (used in) provided by investing activities	-	-	(336)	86	-	(250)

Cash flows from financing activities:
Repurchase of restricted stock shares for payroll tax withholding requirements	(1)	-	-	-	-	(1)
Deferred financing costs and other debt-related costs	-	(93)	-	-	-	(93)
Proceeds from noncontrolling investors in joint ventures	-	-	-	2	-	2
Redemption of noncontrolling investments in joint ventures	-	-	-	(27)	-	(27)
Distributions to noncontrolling investors in joint ventures	-	-	-	(74)	-	(74)
Changes in intercompany balances with affiliates, net	(44)	(10)	29	25	-	-
Borrowings under credit agreements	-	-	22	2	-	24
Issuance of long-term debt	-	1,033	-	-	-	1,033
Proceeds from ABL facility	-	538	49	-	-	587
Repayments of long-term indebtedness	-	(1,218)	(643)	(8)	-	(1,869)

Net cash (used in) provided by financing activities	(45)	250	(543)	(80)	-	(418)

Net change in cash and cash equivalents	-	-	(226)	(2)	-	(228)
Cash and cash equivalents at beginning of period	-	-	470	93	-	563

Cash and cash equivalents at end of period	$-	$-	$244	$91	$-	$335

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

Executive Overview

We are one of the largest publicly traded hospital companies in the United States and a leading operator of general acute care hospitals and outpatient facilities in communities across the country. We provide healthcare services through the hospitals that we own and operate and affiliated businesses in non-urban and selected urban markets throughout the United States. We generate revenues by providing a broad range of general and specialized hospital healthcare services and outpatient services to patients in the communities in which we are located. As of September 30, 2019, we owned or leased 103 hospitals, comprised of 101 general acute care hospitals and two stand-alone rehabilitation or psychiatric hospitals. For the hospitals that we own and operate, we are paid for our services by governmental agencies, private insurers and directly by the patients we serve.

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

Completed Divestiture and Acquisition Activity

During the nine months ended September 30, 2019, we completed the divestiture of 11 hospitals, including two hospitals the divestitures of which closed effective January 1, 2019 (for these hospitals, we received the net proceeds at a preliminary closing on December 31, 2018). These 11 hospitals represented annual net operating revenues in 2018 of approximately $1.0 billion and, excluding the net proceeds for the two hospitals that preliminarily closed on December 31, 2018, we received total net proceeds of approximately $333 million in connection with the disposition of these hospitals. In addition, we completed the divestiture of one hospital on October 1, 2019 (discussed below) for which we received net proceeds of approximately $3 million at a preliminary closing on September 30, 2019. On October 28, 2019, we entered into a definitive agreement to sell three additional hospitals, which divestitures have not yet been completed.

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

The following table provides a summary of hospitals that we divested during the nine months ended September 30, 2019 and the year ended December 31, 2018:

			Licensed
Hospital	Buyer	City, State	Beds	Effective Date

2019 Divestitures:

Lake Wales Medical Center	Adventist Health System	Lake Wales, FL	160	September 1, 2019
Heart of Florida Regional Medical Center	Adventist Health System	Davenport, FL	193	September 1, 2019
College Station Medical Center	St. Joseph Regional Health Center	College Station, TX	167	August 1, 2019
Tennova Healthcare - Lebanon	Vanderbilt University Medical Center	Lebanon, TN	245	August 1, 2019
Chester Regional Medical Center	Medical University Hospital Authority	Chester, SC	82	March 1, 2019
Carolinas Hospital System - Florence	Medical University Hospital Authority	Florence, SC	396	March 1, 2019
Springs Memorial Hospital	Medical University Hospital Authority	Lancaster, SC	225	March 1, 2019
Carolinas Hospital System - Marion	Medical University Hospital Authority	Mullins, SC	124	March 1, 2019
Memorial Hospital of Salem County	Community Healthcare Associates, LLC	Salem, NJ	126	January 31, 2019
Mary Black Health System - Spartanburg	Spartanburg Regional Healthcare System	Spartanburg, SC	207	January 1, 2019
Mary Black Health System - Gaffney	Spartanburg Regional Healthcare System	Gaffney, SC	125	January 1, 2019

2018 Divestitures:

Sparks Regional Medical Center	Baptist Health	Fort Smith, AR	492	November 1, 2018
Sparks Medical Center - Van Buren	Baptist Health	Van Buren, AR	103	November 1, 2018
AllianceHealth Deaconess	INTEGRIS Health	Oklahoma City, OK	238	October 1, 2018
Munroe Regional Medical Center	Adventist Health System	Ocala, FL	425	August 1, 2018
Tennova Healthcare - Dyersburg Regional	West Tennessee Healthcare	Dyersburg, TN	225	June 1, 2018
Tennova Healthcare - Regional Jackson	West Tennessee Healthcare	Jackson, TN	150	June 1, 2018
Tennova Healthcare - Volunteer Martin	West Tennessee Healthcare	Martin, TN	100	June 1, 2018
Williamson Memorial Hospital	Mingo Health Partners, LLC	Williamson, WV	76	June 1, 2018
Byrd Regional Hospital	Allegiance Health Management	Leesville, LA	60	June 1, 2018
Tennova Healthcare - Jamestown	Rennova Health, Inc.	Jamestown, TN	85	June 1, 2018
Bayfront Health Dade City	Adventist Health System	Dade City, FL	120	April 1, 2018

On October 1, 2019, we sold Bluefield Regional Medical Center (92 licensed beds) in Bluefield, West Virginia, and its associated operations to a subsidiary of Princeton Community Hospital Association pursuant to the terms of a definitive agreement which was entered into on June 27, 2019.

On October 28, 2019, we entered into a definitive agreement for the sale of Southside Regional Medical Center (300 licensed beds) in Petersburg, Virginia, Southampton Memorial Hospital (105 licensed beds) in Franklin, Virginia and Southern Virginia Regional Medical Center (80 licensed beds) in Emporia, Virginia and their associated assets to Bon Secours Mercy Health System.

In addition to the divestiture of these hospitals in 2018 and 2019 as noted above, we continue to receive interest from potential buyers for certain of our hospitals. We intend to continue our portfolio rationalization strategy during the remainder of 2019 and are pursuing additional interests for sale transactions, which are currently in various stages of negotiation with potential buyers. There can be no assurance that these potential divestitures will be completed, or if they are completed, the ultimate timing of the completion of these divestitures. We expect to use proceeds from divestitures to reduce debt and/or reinvest in our facilities to strengthen our regional networks and local market operations.

On June 1, 2019, we completed the acquisition of Northwest Mississippi Medical Center in Clarksdale, Mississippi. This healthcare system includes 181 licensed beds and other outpatient and ancillary services. The total cash consideration paid for operating assets was approximately $2 million, with additional consideration of $9 million in assumed liabilities, for a total consideration of $11 million. This hospital was acquired in conjunction with the bankruptcy proceedings of the previous owner that acquired the hospital from us in 2017 as part of an agreement with the local county government associated with its lease of the hospital building. Based on our final purchase price allocation relating to this acquisition as of September 30, 2019, no goodwill has been recorded. Prior to the completion of the acquisition, we initiated a plan to sell this hospital and as such have classified this hospital as held for sale at September 30, 2019.

On September 19, 2019, we completed the sale and leaseback of four medical office buildings for net proceeds of $56 million to Carter Validus Mission Critical REIT II, Inc. The buildings, with a combined total of 285,337 square feet, are located in three states and support a wide array of diagnostic, medical and surgical services in an outpatient setting for the respective nearby hospitals. Based on our assessment of the control transfer principle in these leased buildings, the transaction does not qualify for sale treatment and the related leases have been recorded as financing obligations in the accompanying condensed consolidated balance sheet at September 30, 2019.

During the nine months ended September 30, 2019, we paid approximately $7 million to acquire the operating assets and related businesses of certain physician practices, clinics and other ancillary businesses that operate within the communities served by our hospitals.

Overview of Operating Results

Our net operating revenues for the three months ended September 30, 2019 decreased $205 million to approximately $3.2 billion compared to approximately $3.5 billion for the three months ended September 30, 2018. On a same-store basis, net operating revenues for the three months ended September 30, 2019 increased $124 million compared to the three months ended September 30, 2018.

We had net income of $2 million during the three months ended September 30, 2019, compared to a net loss of $308 million for the three months ended September 30, 2018. Net income for the three months ended September 30, 2019 included the following:

•	an after-tax charge of $21 million for government and other legal settlements, net of related legal expenses,

•	an after-tax charge of less than $1 million for employee termination benefits and other restructuring costs,

•	after-tax income of $1 million from a reduction of the valuation allowance on the outstanding balance of a promissory note from the buyer of a hospital,

•	an after-tax charge of $1 million for loss from early extinguishment of debt,

•

an after-tax charge of $19 million for a change in estimate for professional liability claims accrual, which charge resulted from a further revision to the estimate for professional liability claims accrual related to claims incurred in 2016 and prior years recognized in the three months ended June 30, 2019,

•	an after-tax charge of $2 million for the impairment of goodwill and long-lived assets of hospitals sold or held for sale based on their estimated fair values,

•

an after-tax charge of $6 million for legal expenses related to the final global resolution and settlement of certain Health Management Associates, Inc., or HMA, legal proceedings entered into with the U.S. Department of Justice in the three months ended September 30, 2018, or the HMA Legal Matters, and

•

discrete tax benefits of (i) $48 million for a reduction in the valuation allowance recognized on IRC Section 163(j) interest carryforwards and (ii) $15 million for tax credits claimed in lieu of deductions for the HMA Legal Matters.

Net loss for the three months ended September 30, 2018 included the following:

•	an after-tax charge of $1 million for government and other legal settlements, net of related legal expenses,

•	an after-tax charge of $89 million for the impairment of goodwill and long-lived assets of hospitals sold or held for sale based on their estimated fair values,

•	an after-tax charge of $2 million for employee termination benefits and other restructuring costs,

•	an after-tax charge of $21 million for loss from early extinguishment of debt,

•	an after-tax charge of $3 million from fair value adjustments on the CVR agreement liability accounted for at fair value related to the HMA Legal Matters, and related legal expenses, and

•	a deferred tax provision of $23 million related to the write-off of deferred tax assets due to the nondeductible components of the HMA Legal Matters.

Consolidated inpatient admissions for the three months ended September 30, 2019, decreased 9.2%, compared to the three months ended September 30, 2018. Consolidated adjusted admissions for the three months ended September 30, 2019, decreased 8.4%, compared to the three months ended September 30, 2018. Same-store inpatient admissions for the three months ended September 30, 2019, increased 2.4%, compared to the three months ended September 30, 2018, and same-store adjusted admissions for the three months ended September 30, 2019, increased 3.6%, compared to the three months ended September 30, 2018.

Our net operating revenues for the nine months ended September 30, 2019 decreased $777 million to approximately $9.9 billion compared to approximately $10.7 billion for the nine months ended September 30, 2018. On a same-store basis, net operating revenues for the nine months ended September 30, 2019 increased $400 million compared to the nine months ended September 30, 2018.

We had a net loss of $244 million during the nine months ended September 30, 2019, compared to a net loss of $405 million for the nine months ended September 30, 2018. Net loss for the nine months ended September 30, 2019 included the following:

•	an after-tax charge of $28 million for government and other legal settlements, net of related legal expenses,

•	an after-tax charge of $68 million for the impairment of goodwill and long-lived assets of hospitals sold or held for sale based on their estimated fair values,

•	an after-tax charge of $1 million for employee termination benefits and other restructuring costs,

•

an after-tax charge of $16 million to reserve the outstanding balance of a promissory note outstanding that was received as part of the purchase price from the sale of two hospitals in 2017, net of income from a reduction of the valuation allowance on the outstanding balance of a promissory note from the buyer of another hospital,

•	an after-tax charge of $72 million for a change in estimate for professional liability claims accrual related to claims incurred in 2016 and prior years,

•	an after-tax charge of $25 million for loss from early extinguishment of debt,

•	an after-tax charge of $8 million from legal expenses related to the HMA Legal Matters, and

•

discrete tax benefits of (i) $48 million for a reduction in the valuation allowance recognized on IRC Section 163(j) interest carryforwards and (ii) $15 million for tax credits claimed in lieu of deductions for the HMA Legal Matters.

Net loss for the nine months ended September 30, 2018 included the following:

•	an after-tax charge of $7 million for government and other legal settlements, net of related legal expenses,

•	an after-tax charge of $261 million for the impairment of goodwill and long-lived assets of hospitals sold or held for sale based on their estimated fair values,

•	an after-tax charge of $13 million for employee termination benefits and other restructuring costs,

•	after-tax income of $25 million for gain from early extinguishment of debt,

•	an after-tax charge of $10 million from settlement and fair value adjustments on the CVR agreement liability related to the HMA Legal Matters, and related legal expenses, and

•	a deferred tax provision of $23 million related to the write-off of deferred tax assets due to the nondeductible components of the HMA Legal Matters.

Consolidated inpatient admissions for the nine months ended September 30, 2019, decreased 11.4%, compared to the nine months ended September 30, 2018. Consolidated adjusted admissions for the nine months ended September 30, 2019, decreased 11.2%, compared to the nine months ended September 30, 2018. Same-store inpatient admissions for the nine months ended September 30, 2019, increased 1.7%, compared to the nine months ended September 30, 2018, and same-store adjusted admissions for the nine months ended September 30, 2019, increased 2.3%, compared to the nine months ended September 30, 2018.

Self-pay revenues represented approximately 0.8% and 1.2% of net operating revenues for the three months ended September 30, 2019 and 2018, respectively, and 1.0% and 1.4% for the nine months ended September 30, 2019 and 2018, respectively. The amount of foregone revenue related to providing charity care services as a percentage of net operating revenues was approximately 3.9% and 3.5% for the three months ended September 30, 2019 and 2018, respectively, and 4.1% and 3.3% for the nine months ended September 30, 2019 and 2018, respectively. Direct and indirect costs incurred in providing charity care services as a percentage of net operating revenues was approximately 0.5% and 0.4% for the three months ended September 30, 2019 and 2018, respectively, and 0.5% and 0.4% for the nine months ended September 30, 2019 and 2018, respectively.

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

However, the future of the Affordable Care Act is uncertain. Since the 2016 presidential election, significant changes have been made to the Affordable Care Act, its implementation, and its interpretation. The current presidential administration and certain members of Congress have stated their intent to repeal or make additional significant changes to the law. For example, effective January 1, 2019, the financial penalty associated with the individual mandate was eliminated, which may result in fewer individuals electing to purchase health insurance. In December 2018, a federal judge in Texas found the entire Affordable Care Act to be unconstitutional as a result of the individual mandate penalty being eliminated. However, the law remains in place pending appeal. In addition, final rules issued in 2018 expand availability of association health plans and allow the sale of short-term, limited-duration health plans, neither of which are required to cover all of the essential health benefits mandated by the Affordable Care Act. These changes may impact the number of individuals who elect to purchase health insurance or the scope of such coverage, if purchased. Of critical importance to us will be the potential impact of any changes specific to the Medicaid funding and expansion provisions of the Affordable Care Act. We operate hospitals in five of the ten states that experienced the largest reductions in uninsured rates among adult residents between 2013 and 2015. In general, the states with the greatest reductions in the number of uninsured adult residents have expanded Medicaid. A number of states have opted out of the Medicaid coverage expansion provisions, but could ultimately decide to expand their programs at a later date. Of the 18 states in which we operated hospitals as of September 30, 2019, nine states have taken action to expand their Medicaid programs. At this time, the other nine states have not, including Florida, Alabama, Tennessee and Texas, where we operated a significant number of hospitals as of September 30, 2019. Some states use, or have applied to use, waivers granted by CMS to implement expansion, impose different eligibility or enrollment restrictions, or otherwise implement programs that vary from federal standards. CMS administrators have indicated that they are increasing state flexibility in the administration of Medicaid programs. For example, CMS has granted a limited number of state applications for waivers that allow a state to condition Medicaid enrollment on work or other community engagement. Several states have similar applications pending.

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

In June 2019, the U.S. Supreme Court ruled in Azar v. Allina Health Services that the U.S. Department of Health and Human Services failed to comply with statutory notice and comment rulemaking procedures before announcing an earlier policy related to disproportionate share hospital, or DSH, payments made under Medicare to hospitals. Following this ruling, unless the U.S. Department of Health and Human Services is able to successfully assert another legal basis for this policy, one potential outcome is the federal government could be required to reimburse hospitals, including us, for DSH Medicare payments which otherwise would have been payable over certain prior time periods absent the enactment of this policy. While the ruling in this case was specific to the DSH payments calculated for federal fiscal year 2012 for the plaintiff hospitals, we believe that prior time periods with the potential for higher DSH payments because of the precedent of this ruling could include federal fiscal years 2005 to 2013. There continues to be uncertainty regarding the extent to which, if any, DSH Medicare payments will be remitted to us as the result of this ruling, and if so the timing of any such payments. However, we anticipate that if it is ultimately determined that we are entitled to receive such DSH Medicare payments for these prior time periods, these payments could have a material positive impact on a non-recurring basis in any future period in which net income is recognized in respect thereof as well as on our cash flows from operations in any future period in which these payments are received.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Medicare	25.0%	25.3%	25.4%	26.7%
Medicaid	13.5	13.6	13.3	13.1
Managed Care and other third-party payors	60.7	59.9	60.3	58.8
Self-pay	0.8	1.2	1.0	1.4

Total	100.0%	100.0%	100.0%	100.0%

As shown above, we receive a substantial portion of our revenues from the Medicare and Medicaid programs. Included in Managed Care and other third-party payors is operating revenues from insurance companies with which we have insurance provider contracts, Medicare managed care, insurance companies for which we do not have insurance provider contracts, workers’ compensation carriers and non-patient service revenue, such as rental income and cafeteria sales. In the future, we generally expect the portion of revenues received from the Medicare and Medicaid programs to increase over the long-term due to the general aging of the population. In addition, the Affordable Care Act has increased the number of insured patients in states that have expanded Medicaid, which in turn, has reduced the percentage of revenues from self-pay patients. However, it is unclear whether the trend of increased coverage will continue, due in part to the elimination of the financial penalty associated with the individual mandate, effective January 1, 2019. Further, the Affordable Care Act imposes significant reductions in amounts the government pays Medicare managed care plans. The trend toward increased enrollment in Medicare managed care may adversely affect our operating revenue. An executive order issued in October 2019 seeks to accelerate this shift away from traditional fee-for-service Medicare to Medicare managed care. Other provisions in the Affordable Care Act impose minimum medical-loss ratios and require insurers to meet specific benefit requirements. Furthermore, in the normal course of business, managed care programs, insurance companies and employers actively negotiate the amounts paid to hospitals. The trend toward increased enrollment in managed care may adversely affect our operating performance. There can be no assurance that we will retain our existing reimbursement arrangements or that these third-party payors will not attempt to further reduce the rates they pay for our services.

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-based reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for the treatment of patients covered by Medicare, Medicaid and non-governmental payors are generally less than the standard billing rates. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues and net loss by an insignificant amount in each of the three and nine-month periods ended September 30, 2019 and 2018.

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

The following tables summarize, for the periods indicated, selected operating data.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Operating results, as a percentage of net operating revenues:
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses (a)	(89.6)	(89.7)	(89.8)	(89.1)
Depreciation and amortization	(4.7)	(5.0)	(4.6)	(5.0)
Impairment and gain (loss) on sale of businesses, net	-	(3.2)	(0.7)	(2.9)

Income from operations	5.7	2.1	4.9	3.0
Interest expense, net	(8.0)	(7.3)	(7.9)	(6.7)
Loss from early extinguishment of debt	-	(0.8)	(0.3)	0.3
Equity in earnings of unconsolidated affiliates	0.1	0.1	0.1	0.2

Loss before income taxes	(2.2)	(5.9)	(3.2)	(3.2)
Benefit from (provision for) income taxes	2.3	(3.0)	0.7	(0.6)

Net income (loss)	0.1	(8.9)	(2.5)	(3.8)
Less: Net income attributable to noncontrolling interests	(0.6)	(0.5)	(0.5)	(0.5)

Net loss attributable to Community Health Systems, Inc. stockholders	(0.5)%	(9.4)%	(3.0)%	(4.3)%

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Percentage (decrease) increase from prior year:
Net operating revenues	(5.9)%	(7.3)%
Admissions	(9.2)	(11.4)
Adjusted admissions (b)	(8.4)	(11.2)
Average length of stay	(2.3)	-
Net loss attributable to Community Health Systems, Inc.	(94.8)	(34.3)
Same-store percentage increase from prior year (c):
Net operating revenues	4.1%	4.3%
Admissions	2.4	1.7
Adjusted admissions (b)	3.6	2.3

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

(c)

Includes acquired hospitals to the extent we operated them in both periods and excludes our hospitals that have previously been classified as discontinued operations for accounting purposes. In addition, also excludes information for the hospitals sold or closed during 2018 and the three and nine months ended September 30, 2019.

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Net operating revenues decreased by 5.9% to approximately $3.2 billion for the three months ended September 30, 2019, from approximately $3.5 billion for the three months ended September 30, 2018. Net operating revenues on a same-store basis from hospitals that were operated throughout both periods increased $124 million, or 4.1%, during the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. The increase in same-store net operating revenues was attributable to improved pricing due to higher acuity, and an increase in inpatient admissions. Non-same-store net operating revenues decreased $329 million during the three months ended September 30, 2019, in comparison to the prior year period, with the decrease attributable primarily to the divestiture of hospitals during 2018 and 2019. On a consolidated basis, inpatient admissions decreased by 9.2% during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. Also on a consolidated basis, adjusted admissions decreased by 8.4% during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. On a same-store basis, net operating revenues per adjusted admission increased 0.4%, while inpatient admissions increased by 2.4% and adjusted admissions increased by 3.6% for the three months ended September 30, 2019, compared to the three months ended September 30, 2018.

Operating expenses, as a percentage of net operating revenues, decreased from 97.9% during the three months ended September 30, 2018 to 94.3% during the three months ended September 30, 2019. Operating expenses, excluding depreciation and amortization and impairment and (gain) loss on sale of businesses, as a percentage of net operating revenues, decreased from 89.7% for the three months ended September 30, 2018 to 89.6% for the three months ended September 30, 2019. Salaries and benefits, as a percentage of net operating revenues, decreased from 45.9% for the three months ended September 30, 2018 to 45.3% for the three months ended September 30, 2019. This decrease in salaries and benefits, as a percentage of net operating revenues, was primarily due to improved staffing and benefit expense management. Supplies, as a percentage of net operating revenues, decreased from 16.4% for the three months ended September 30, 2018 to 16.2% for the three months ended September 30, 2019. Other operating expenses, as a percentage of net operating revenues, remained consistent at 24.9% for both of the three- month periods ended September 30, 2019 and 2018. Expense related to government and other legal settlements and related costs, as a percentage of net operating revenues, increased from 0.1% for the three months ended September 30, 2018 to 0.8% for the three months ended September 30, 2019, primarily due to the net impact of lawsuits settled in principle and related legal expenses. Lease cost and rent, as a percentage of net operating revenues, remained consistent at 2.4% for both of the three-month periods ended September 30, 2019 and 2018.

Depreciation and amortization, as a percentage of net operating revenues, decreased from 5.0% for the three months ended September 30, 2018 to 4.7% for the three months ended September 30, 2019, primarily due to ceasing depreciation on property and equipment at hospitals sold or held for sale.

Impairment and (gain) loss on sale of businesses was $(1) million for the three months ended September 30, 2019, compared to $112 million for the three months ended September 30, 2018, related to a net gain on sale of hospitals during the three months ended September 30, 2019 and impairment of the long-lived assets and reporting unit goodwill allocated to hospitals classified as held for sale or sold during the three months ended September 30, 2018.

Interest expense, net, increased by $3 million to $259 million for the three months ended September 30, 2019 compared to $256 million for the three months ended September 30, 2018, which was driven by an increase in interest rates during the three months ended September 30, 2019, compared to the same period in 2018, which resulted in an increase in interest expense of $7 million. This increase was partially offset by a decrease in our average outstanding debt during the three months ended September 30, 2019, which resulted in a decrease in interest expense of $1 million, and an increase in major construction projects during the three months ended September 30, 2019, which resulted in $3 million more interest being capitalized, compared to the same period in 2018.

Loss from early extinguishment of debt of less than $1 million was recognized during the three months ended September 30, 2019, as a result of the Credit Facility amendment and repayment of the term loans under the Credit Facility as discussed further in Capital Resources. Loss from early extinguishment of debt of $27 million was recognized during the three months ended September 30, 2018, which resulted primarily from the refinancing and exchange of certain of our outstanding notes during that period as discussed further in Capital Resources.

Equity in earnings of unconsolidated affiliates, as a percentage of net operating revenues, remained consistent at 0.1% for both of the three-month periods ended September 30, 2019 and 2018.

The net results of the above-mentioned changes resulted in loss before income taxes decreasing $132 million from $204 million for the three months ended September 30, 2018 to $72 million for the three months ended September 30, 2019.

Our benefit from income taxes for the three months ended September 30, 2019 was $74 million compared to a provision for income taxes of $104 million for the three months ended September 30, 2018. Our effective tax rates were 102.8% and (51.0)% for the three months ended September 30, 2019 and 2018, respectively. The difference in our effective tax rate for the three months ended September 30, 2019, when compared to the three months ended September 30, 2018, was primarily due to discrete tax benefits for (i) a reduction in the valuation allowance recognized on IRC Section 163(j) interest carryforwards and (ii) tax credits claimed in lieu of deductions for the HMA Legal Matters.

Net (loss) income, as a percentage of net operating revenues, decreased from (8.9)% for the three months ended September 30, 2018 to 0.1% for the three months ended September 30, 2019.

Net income attributable to noncontrolling interests, as a percentage of net operating revenues, increased from 0.5% for the three months ended September 30, 2018 to 0.6% for the three months ended September 30, 2019.

Net loss attributable to Community Health Systems, Inc. was $17 million for the three months ended September 30, 2019, compared to $325 million for the three months ended September 30, 2018.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Net operating revenues decreased by 7.3% to approximately $9.9 billion for the nine months ended September 30, 2019, from approximately $10.7 billion for the nine months ended September 30, 2018. Net operating revenues on a same-store basis from hospitals that were operated throughout both periods increased $400 million, or 4.3%, during the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. The increase in same-store net operating revenues was attributable to improved pricing due to higher acuity, and an increase in inpatient admissions. Non-same-store net operating revenues decreased $1.2 billion during the nine months ended September 30, 2019, in comparison to the prior year period, with the decrease attributable primarily to the divestiture of hospitals during 2018 and 2019. On a consolidated basis, inpatient admissions decreased by 11.4% during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. Also on a consolidated basis, adjusted admissions decreased by 11.2% during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. On a same-store basis, net operating revenues per adjusted admission increased 2.0%, while inpatient admissions increased by 1.7% and adjusted admissions increased by 2.3% for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018.

Operating expenses, as a percentage of net operating revenues, decreased from 97.0% during the nine months ended September 30, 2018 to 95.1% during the nine months ended September 30, 2019. Operating expenses, excluding depreciation and amortization and impairment and (gain) loss on sale of businesses, as a percentage of net operating revenues, increased from 89.1% for the nine months ended September 30, 2018 to 89.8% for the nine months ended September 30, 2019. Salaries and benefits, as a percentage of net operating revenues, remained consistent at 45.3% for both of the nine-month periods ended September 30, 2019 and 2018. Supplies, as a percentage of net operating revenues, decreased from 16.6% for the nine months ended September 30, 2018 to 16.4% for the nine months ended September 30, 2019. Other operating expenses, as a percentage of net operating revenues, increased from 24.7% for the nine months ended September 30, 2018 to 25.3% for the nine months ended September 30, 2019. This increase in other operating expenses, as a percentage of net operating revenues, was primarily due to the change in estimate for professional liability claims expense and the reserve of the outstanding balance of a promissory note received from the buyer in connection with the sale of two of our hospitals in 2017. Expense related to government and other legal settlements and related costs, as a percentage of net operating revenues, increased from 0.1% for the nine months ended September 30, 2018 to 0.4% for the nine months ended September 30, 2019 primarily due to the net impact of several lawsuits settled in principle and related legal expenses. Lease cost and rent, as a percentage of net operating revenues, remained consistent at 2.4% for both of the nine-month periods ended September 30, 2019 and 2018.

Depreciation and amortization, as a percentage of net operating revenues, decreased from 5.0% for the nine months ended September 30, 2018 to 4.6% for the nine months ended September 30, 2019, primarily due to ceasing depreciation on property and equipment at hospitals sold or held for sale.

Impairment and (gain) loss on sale of businesses was $70 million for the nine months ended September 30, 2019, compared to $314 million for the nine months ended September 30, 2018, related to impairment of the long-lived assets and reporting unit goodwill allocated to hospitals classified as held for sale or sold during the respective periods.

Interest expense, net, increased by $62 million to $782 million for the nine months ended September 30, 2019 compared to $720 million for the nine months ended September 30, 2018, which was driven by an increase in interest rates during the nine months ended September 30, 2019, compared to the same period in 2018, which resulted in an increase in interest expense of $78 million. This increase was partially offset by a decrease in our average outstanding debt during the nine months ended September 30, 2019, which resulted in a decrease in interest expense of $12 million, and an increase in major construction projects during the nine months ended September 30, 2019 resulted in $4 million more interest being capitalized, compared to the same period in 2018.

Loss from early extinguishment of debt of $31 million was recognized during the nine months ended September 30, 2019, as a result of the Credit Facility amendment and repayment of the term loans under the Credit Facility as discussed further in Capital Resources. Gain from early extinguishment of debt of $32 million was recognized during the nine months ended September 30, 2018 which resulted primarily from the refinancing and exchange of certain of our outstanding notes and repayment of a portion of our term loans under the Credit Facility as discussed further in Capital Resources.

Equity in earnings of unconsolidated affiliates, as a percentage of net operating revenues, decreased from 0.2% during the nine months ended September 30, 2018 to 0.1% during the nine months ended September 30, 2019.

The net results of the above-mentioned changes resulted in loss before income taxes decreasing $32 million from $347 million for the nine months ended September 30, 2018 to $315 million for the nine months ended September 30, 2019.

Our benefit from income taxes for the nine months ended September 30, 2019 was $71 million compared to a provision for income taxes of $58 million for the nine months ended September 30, 2018. Our effective tax rates were 22.5% and (16.7)% for the nine months ended September 30, 2019 and 2018, respectively. The difference in our effective tax rate for the nine months ended September 30, 2019, when compared to the nine months ended September 30, 2018, was primarily due to discrete tax benefits for (i) a reduction in the valuation allowance recognized on IRC Section 163(j) interest carryforwards and (ii) tax credits claimed in lieu of deductions for the HMA Legal Matters.

Net loss, as a percentage of net operating revenues, increased from (3.8)% for the nine months ended September 30, 2018 to (2.5)% for the nine months ended September 30, 2019.

Net income attributable to noncontrolling interests, as a percentage of net operating revenues, remained consistent at 0.5% for both of the nine-month periods ended September 30, 2019 and 2018.

Net loss attributable to Community Health Systems, Inc. was $302 million for the nine months ended September 30, 2019, compared to $460 million for the nine months ended September 30, 2018.

Liquidity and Capital Resources

Net cash provided by operating activities decreased $249 million, from approximately $440 million for the nine months ended September 30, 2018, to approximately $191 million for the nine months ended September 30, 2019. The decrease in cash provided by operating activities was primarily the result of higher interest payments due to the timing of payments resulting from the refinancing activity during the nine months ended September 30, 2019, as well as higher malpractice claim payments compared to the same period in 2018. Total cash paid for interest during the nine months ended September 30, 2019 increased to approximately $810 million compared to $637 million for the nine months ended September 30, 2018. Cash paid for income taxes, net of refunds received, resulted in a net refund of $3 million and $17 million during the nine months ended September 30, 2019 and 2018, respectively.

Our net cash used in investing activities was approximately $103 million for the nine months ended September 30, 2019, compared to approximately $250 million for the nine months ended September 30, 2018, a decrease of approximately $147 million. The cash used in investing activities during the nine months ended September 30, 2019, was primarily impacted by an increase in proceeds from the divestitures of hospitals and other ancillary operations of $135 million as a result of more hospital divestitures in the first nine months of 2019 compared to the same period in 2018, a decrease in the cash used in the purchase of property and equipment of $91 million for the nine months ended September 30, 2019 compared to the same period in 2018, and a decrease in the cash used in the acquisition of facilities and other related equipment of $8 million as a result of a reduction in cash used to purchase physician practices, clinics and other ancillary businesses for the nine months ended September 30, 2019 compared to the same period in 2018, partially offset by the acquisition of one hospital during the nine months ended September 30, 2019. The decreases in cash used in investing activities were also impacted by a decrease in cash provided by the net impact of the purchases and sales of available-for-sale securities and equity securities of $11 million, a decrease in the proceeds from sale of property and equipment of $6 million for the nine months ended September 30, 2019 compared to the same period in 2018 and an increase in cash used for other investments (primarily from internal-use software expenditures and physician recruiting costs) of $70 million.

Our net cash used in financing activities was $127 million for the nine months ended September 30, 2019, compared to approximately $418 million for the nine months ended September 30, 2018, a decrease of approximately $291 million. The decrease in cash used in financing activities, in comparison to the prior year period, was primarily due to the net effect of our debt repayment, refinancing activity, and cash paid for deferred financing costs and other debt-related costs.

There have been no material changes outside of the ordinary course of business to our upcoming cash obligations during the nine months ended September 30, 2019 from those disclosed in our 2018 Form 10-K and discussed below related to debt refinancing activity during 2019.

Capital Expenditures

Cash expenditures for purchases of facilities and other related businesses were $13 million for the nine months ended September 30, 2019, compared to $21 million for the nine months ended September 30, 2018. Our expenditures for the nine months ended September 30, 2019 were primarily related to the purchase of one hospital in Mississippi, physician practices and other ancillary services. Our expenditures for the nine months ended September 30, 2018 were primarily related to physician practices and other ancillary services. No hospital acquisitions were completed during the nine months ended September 30, 2018.

Excluding the cost to construct replacement hospitals, our cash expenditures for routine capital for the nine months ended September 30, 2019 totaled $292 million compared to $410 million for the nine months ended September 30, 2018. These capital expenditures related primarily to the purchase of additional equipment, minor renovations and information systems infrastructure. Costs to construct replacement hospitals totaled $30 million for the nine months ended September 30, 2019, compared to $3 million for the nine months ended September 30, 2018. The costs to construct replacement hospitals for the nine months ended September 30, 2019 and 2018 primarily represent both planning and construction costs for the replacement facility at La Porte, Indiana.

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

Capital Resources

Net working capital was approximately $1.0 billion at September 30, 2019, compared to $1.2 billion at December 31, 2018. Net working capital decreased by approximately $130 million between December 31, 2018 and September 30, 2019. This decrease is primarily due to the increase in current operating lease liabilities, partially offset by an increase in cash and cash equivalents during the nine months ended September 30, 2019.

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

As of September 30, 2019, the availability for additional borrowings under the Credit Facility, subject to certain limitations as set forth in the Credit Facility, was approximately $385 million pursuant to the Revolving Facility, of which $145 million is in the form of outstanding letters of credit. CHS has the ability to amend the Credit Facility to provide for one or more tranches of term loans or increases in the Revolving Facility in an aggregate principal amount of up to $500 million. As of September 30, 2019, the weighted-average interest rate under the Credit Facility, excluding the swap, was 6.3%.

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

The Credit Facility contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting our and our subsidiaries’ ability, subject to certain exceptions, to, among other things, (1) declare dividends, make distributions or redeem or repurchase capital stock, (2) prepay, redeem or repurchase other debt, (3) incur liens or grant negative pledges, (4) make loans and investments and enter into acquisitions and joint ventures, (5) incur additional indebtedness or provide certain guarantees, (6) make capital expenditures, (7) engage in mergers, acquisitions and asset sales, (8) conduct transactions with affiliates, (9) alter the nature of our businesses, (10) grant certain guarantees with respect to physician practices, (11) engage in sale and leaseback transactions or (12) change our fiscal year. We and our subsidiaries are also required to comply with specified financial covenants (consisting of a maximum first lien net debt to consolidated EBITDA leverage ratio) and various affirmative covenants. Under the Credit Facility, the first lien net debt to consolidated EBITDA leverage ratio is calculated as the ratio of total first lien debt, less unrestricted cash and cash equivalents, to consolidated EBITDA, as defined in the Credit Facility. The calculation of consolidated EBITDA as defined in the Credit Facility is a trailing 12-month calculation that begins with net income attributable to us, with certain pro forma adjustments to consider the impact of material acquisitions or divestitures, and adjustments for interest, taxes, depreciation and amortization, net income attributable to noncontrolling interests, stock compensation expense, restructuring costs, and the financial impact of other non-cash or non-recurring items recorded during any such 12-month period. For the 12-month period ended September 30, 2019, the first lien net debt to consolidated EBITDA leverage ratio financial covenant under the Credit Facility limited the ratio of first lien net debt to consolidated EBITDA, as defined, to less than or equal to 5.25 to 1.00. We were in compliance with all such covenants at September 30, 2019, with a first lien net debt to consolidated EBITDA leverage ratio of approximately 5.02 to 1.00.

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

On February 15, 2019, the Credit Facility was amended, with requisite covenant lender approval, to amend the first lien net debt to EBITDA ratio financial covenant and to reduce the extended revolving credit commitments to $385 million. The amended financial covenant provides for a maximum first lien net debt to EBITDA ratio of 5.25 to 1.00 from January 1, 2019 through December 31, 2019, 5.00 to 1.00 from January 1, 2020 through June 30, 2020, 4.50 to 1.00 from July 1, 2020 through September 30, 2020, and 4.25 to 1.00 thereafter. In addition, CHS agreed to further restrict its ability to make restricted payments. The revolving credit commitments will terminate on January 27, 2021. The amended Credit Facility includes a 91-day springing maturity date applicable if more than $250 million in the aggregate principal amount of our 8% Senior Notes due 2019, 7 1⁄8% Senior Notes due 2020, Term H Facility or refinancings thereof are scheduled to mature or similarly become due within 91 days of such date.

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

On April 3, 2018, we and CHS entered into an asset-based loan (ABL) credit agreement, or the ABL Credit Agreement, with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders and other agents party thereto. Pursuant to the ABL Credit Agreement, the lenders have extended to CHS a revolving asset-based loan facility, or the ABL Facility, in the maximum aggregate principal amount of $1.0 billion, subject to borrowing base capacity. The ABL Facility includes borrowing capacity available for letters of credit of $50 million. CHS and all domestic subsidiaries of CHS that guarantee CHS’ other outstanding senior and senior secured indebtedness guarantee the obligations of CHS under the ABL Facility. Subject to certain exceptions, all obligations under the ABL Facility and the related guarantees are secured by a perfected first-priority security interest in substantially all of the Receivables, deposit, collection and other accounts and contract rights, books, records and other instruments related to the foregoing of the Company, CHS and the guarantors as well as a perfected junior-priority security interest in substantially all of the other assets of the Company, CHS and the guarantors, subject to customary exceptions and intercreditor arrangements. The revolving credit commitments under the Credit Facility were reduced to $425 million upon the effectiveness of the ABL facility. In connection with entering into the ABL Credit Agreement and the ABL Facility, we repaid in full and terminated our Receivables Facility. At September 30, 2019, the available borrowing base under the ABL Facility was $854 million, of which we had outstanding borrowings of $673 million.

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

The ABL Facility contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting our ability, subject to certain exceptions, to, among other things (1) declare dividends, make distributions or redeem or repurchase capital stock, (2) prepay, redeem or repurchase other debt, (3) incur liens or grant negative pledges, (4) make loans and investments and enter into acquisitions and joint ventures, (5) incur additional indebtedness or provide certain guarantees, (6) engage in mergers, acquisitions and asset sales, (7) conduct transactions with affiliates, (8) alter the nature of the Company’s, CHS’ or the guarantors’ businesses, (9) grant certain guarantees with respect to physician practices, (10) engage in sale and leaseback transactions or (11) change our fiscal year. We are also required to comply with a consolidated fixed coverage ratio, upon certain triggering events described below, and various affirmative covenants. The consolidated fixed coverage ratio is calculated as the ratio of (x) consolidated EBITDA (as defined in the ABL Facility) less capital expenditures to (y) the sum of consolidated interest expense (as defined in the ABL Facility), scheduled principal payments, income taxes and restricted payments made in cash or in permitted investments. For purposes of calculating the consolidated fixed charge coverage ratio, the calculation of consolidated EBITDA as defined in the ABL Facility is a trailing 12-month calculation that begins with consolidated net income attributable to Holdings, with certain adjustments for interest, taxes, depreciation and amortization, net income attributable to noncontrolling interests, stock compensation expense, restructuring costs, and the financial impact of other non-cash or non-recurring items recorded during any such 12-month period. The consolidated fixed charge coverage ratio is a required covenant only in periods where the total borrowings outstanding under the ABL Facility reduce the amount available in the facility to less than the greater of (i) $95 million and (ii) 10% of the calculated borrowing base. At September 30, 2019, we were not subject to the consolidated fixed charge coverage ratio as such triggering event had not occurred during the twelve months ended September 30, 2019.

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

On June 22, 2018, CHS completed offers to exchange (i) up to $1.925 billion aggregate principal amount of its new Junior-Priority Secured Notes due 2023, or the 2023 Junior-Priority Notes, in exchange for any and all of its $1.925 billion aggregate principal amount of outstanding 8% Senior Notes, (ii) up to $1.200 billion aggregate principal amount of its new 8 1⁄8% Junior-Priority Secured Notes due 2024, or the 2024 Junior-Priority Notes, in exchange for any and all of its $1.200 billion aggregate principal amount of outstanding 7 1⁄8% Senior Notes, and (iii) to the extent that less than all of the outstanding 8% Senior Notes and 7 1⁄8% Senior Notes were tendered in the exchange offers, up to an aggregate principal amount of 2024 Junior-Priority Notes equal to, when taken together with the total notes issued in exchange for the validly tendered and accepted 8% Senior Notes and 7 1⁄8% Senior Notes, $3.125 billion, in exchange for its outstanding 6 7⁄8% Senior Notes. Upon completion of the exchange offers, CHS issued (i) approximately $1.770 billion aggregate principal amount of the 2023 Junior-Priority Notes in exchange for the same amount of 8% Senior Notes, (ii) approximately $1.079 billion aggregate principal amount of the 2024 Junior-Priority Notes in exchange for the same amount of 7 1⁄8% Senior Notes and (iii) approximately $276 million aggregate principal amount of the 2024 Junior-Priority Notes in exchange for approximately $368 million of 6 7⁄8% Senior Notes.

On July 6, 2018, CHS completed an offering of $1.033 billion aggregate principal amount of 8 5⁄8% Senior Secured Notes due 2024, or the 8 5⁄8% Senior Secured Notes. We used the proceeds from this offering to repay the outstanding balance owed under the Term G Loan and pay fees and expenses related to the offering. The terms of the 8 5⁄8% Senior Secured Notes are governed by an indenture, dated as of July 6, 2018, among CHS, the Company, the subsidiary guarantors party thereto, Regions Bank, as trustee and Credit Suisse AG, as collateral agent. The 8 5⁄8% Senior Secured Notes bear interest at a rate of 8 5⁄8% per year payable semi-annually in arrears on January 15 and July 15 of each year, which interest payments commenced on January 15, 2019. The 8 5⁄8% Senior Secured Notes are unconditionally guaranteed on a senior-priority secured basis by us and each of the CHS current and future domestic subsidiaries that provide guarantees under CHS’ senior secured credit facilities, CHS’ ABL facility, any capital market debt securities of CHS (including CHS’ outstanding senior notes) and certain other long-term debt of CHS.

On March 6, 2019, CHS completed an offering of $1.601 billion aggregate principal amount of 8% Senior Secured Notes due 2026, or the 8% Senior Secured Notes. We used the proceeds from this offering to repay the outstanding balance owed under the Term H Facility and pay fees and expenses related to the offering. The terms of the 8% Senior Secured Notes are governed by an indenture, dated as of March 6, 2019, among CHS, the Company, the subsidiary guarantors party thereto, Regions Bank, as trustee and Credit Suisse AG, as collateral agent. The 8% Senior Secured Notes bear interest at a rate of 8% per year payable semi-annually in arrears on March 15 and September 15 of each year, which interest payments commenced on September 15, 2019. The 8% Senior Secured Notes are unconditionally guaranteed on a senior-priority secured basis by us and each of the CHS current and future domestic subsidiaries that provide guarantees under CHS’ senior secured credit facilities, CHS’ ABL facility, any capital market debt securities of CHS (including CHS’ outstanding senior notes) and certain other long-term debt of CHS.

On October 29, 2019, we announced that CHS intends to commence an offer to exchange all of its $2.632 billion aggregate principal amount of outstanding 6 7⁄8% Senior Notes for a combination of (i) $700 million aggregate principal amount of new 8.000% Senior Secured Notes due 2027 and (ii) up to $1.932 billion aggregate principal amount of new 6.875% Senior Unsecured Notes due 2028.

As of September 30, 2019, we are currently a party to one interest rate swap agreement to limit the effect of changes in interest rates on approximately 44.6% of our variable rate debt. We receive a variable rate of interest on this swap based on the three-month LIBOR, in exchange for the payment by us of a fixed rate of interest. See Note 11 in the footnotes to the condensed consolidated financial statements for further information on our interest rate swap agreement.

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

We believe that internally generated cash flows, current levels of cash availability for additional borrowings under our Credit Facility, of approximately $385 million, of which approximately $145 million is in the form of outstanding letters of credit, the availability under our new ABL Facility and our ability to amend the Credit Facility to provide for one or more incremental tranches of term loans and revolving credit commitments in an aggregate principal amount of up to $500 million, in each case subject to certain limitations as set forth in the Credit Facility, as well as our continued access to the capital markets, will be sufficient to finance acquisitions, capital expenditures, working capital requirements, and any debt repurchases or other debt repayments we may elect to make or be required to make through the next 12 months.

We may elect from time to time to purchase our outstanding debt in open market purchases, privately negotiated transactions or otherwise. Any such debt repurchases will depend upon prevailing market conditions, our liquidity requirements, contractual restrictions, applicable securities laws requirements, and other factors.

Off-balance Sheet Arrangements

Off-balance sheet arrangements consist of letters of credit of $145 million issued on our Revolving Facility, primarily in support of potential insurance-related claims and certain bonds, as well as approximately $21 million representing the maximum potential amount of future payments under physician recruiting guarantee commitments in excess of the liability recorded at September 30, 2019.

Noncontrolling Interests

We have sold noncontrolling interests in certain of our subsidiaries or acquired subsidiaries with existing noncontrolling interest ownership positions. As of September 30, 2019, we have hospitals in 13 of the markets we serve, with noncontrolling physician ownership interests ranging from less than 1% to 40%. In addition, we have nine other hospitals with noncontrolling interests owned by non-profit entities. Redeemable noncontrolling interests in equity of consolidated subsidiaries was $498 million and $504 million as of September 30, 2019 and December 31, 2018, respectively, and noncontrolling interests in equity of consolidated subsidiaries was $83 million and $72 million as of September 30, 2019 and December 31, 2018, respectively. The amount of net income attributable to noncontrolling interests was $19 million and $17 million for the three months ended September 30, 2019 and 2018, respectively, and $58 million and $55 million for the nine months ended September 30, 2019 and 2018, respectively. As a result of the change in the Stark Law “whole hospital” exception included in the Affordable Care Act, we are not permitted to introduce physician ownership at any of our hospital facilities that did not have physician ownership at the time of the adoption of the Affordable Care Act, or increase the aggregate percentage of physician ownership in any of our former or existing hospital joint ventures in excess of the aggregate physician ownership level held at the time of the adoption of the Affordable Care Act.

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

Revenue Recognition

Upon our adoption of the new revenue recognition standard in the Financial Accounting Standards Board, or FASB, Accounting Standards Codification Topic 606, or ASC 606, we record net operating revenues at the transaction price estimated to reflect the total consideration due from patients and third-party payors in exchange for providing goods and services in patient care. These services are considered to be a single performance obligation and have a duration of less than one year. Revenues are recorded as these goods and services are provided. The transaction price, which involves significant estimates, is determined based on our standard charges for the goods and services provided, with a reduction recorded for price concessions related to third party contractual arrangements as well as patient discounts and patient price concessions. During the nine months ended September 30, 2019, the impact of changes to the inputs used to determine the transaction price was considered immaterial to the current period.

Currently, several states utilize supplemental reimbursement programs for the purpose of providing reimbursement to providers to offset a portion of the cost of providing care to Medicaid and indigent patients. These programs are designed with input from the CMS and are funded with a combination of state and federal resources, including, in certain instances, fees or taxes levied on the providers. Under these supplemental programs, we recognize revenue and related expenses in the period in which amounts are estimable and collection is reasonably assured. Reimbursement under these programs is reflected in net operating revenues and fees, taxes or other program-related costs are reflected in other operating expenses.

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

Due to the complexities involved in these estimates, actual payments we receive could be different from the amounts we estimate and record. If the actual contractual reimbursement percentage under government programs and managed care contracts differed by 1% at September 30, 2019 from our estimated reimbursement percentage, net loss for the nine months ended September 30, 2019 would have changed by approximately $83 million, and net accounts receivable at September 30, 2019 would have changed by $104 million. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues and net loss by an insignificant amount for each of the nine-month periods ended September 30, 2019 and 2018.

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

Patient accounts receivable can be impacted by the effectiveness of our collection efforts. Additionally, significant changes in payor mix, business office operations, economic conditions or trends in federal and state governmental healthcare coverage could affect the net realizable value of accounts receivable. We also continually review the net realizable value of accounts receivable by monitoring historical cash collections as a percentage of trailing net operating revenues, as well as by analyzing current period net revenue and admissions by payor classification, aged accounts receivable by payor, days revenue outstanding, the composition of self-pay receivables between pure self-pay patients and the patient responsibility portion of third-party insured receivables and the impact of recent acquisitions and dispositions. If the actual collection percentage differed by 1% at September 30, 2019 from our estimated collection percentage as a result of a change in expected recoveries, net loss for the nine months ended September 30, 2019 would have changed by $54 million, and net accounts receivable at September 30, 2019 would have changed by $68 million. We also continually review our overall reserve adequacy by monitoring historical cash collections as a percentage of trailing net operating revenues, as well as by analyzing current period net revenue and admissions by payor classification, days revenue outstanding, the composition of self-pay receivables between pure self-pay patients and the patient responsibility portion of third-party insured receivables and the impact of recent acquisitions and dispositions.

Our policy is to write-off gross accounts receivable if the balance is under $10.00 or when such amounts are placed with outside collection agencies. We believe this policy accurately reflects our ongoing collection efforts and is consistent with industry practices. We had approximately $4.4 billion at September 30, 2019 and $4.7 billion December 31, 2018, being pursued by various outside collection agencies. We expect to collect less than 3%, net of estimated collection fees, of the amounts being pursued by outside collection agencies. As these amounts have been written-off, they are not included in our accounts receivable. Collections on amounts previously written-off are recognized as a recovery of net operating revenues when received. However, we take into consideration estimated collections of these future amounts written-off in determining the implicit price concessions used to measure the transaction price for the applicable portfolio of patient accounts receivable.

All of the following information is derived from our hospitals, excluding clinics, unless otherwise noted.

Patient accounts receivable from our hospitals represent approximately 98% of our total consolidated accounts receivable.

Days revenue outstanding, adjusted for the impact of receivables for state Medicaid supplemental payment programs, was 59 days at September 30, 2019 and 58 days at December 31, 2018.

Total gross accounts receivable (prior to allowance for contractual adjustments and implicit price concessions) was approximately $16.9 billion at September 30, 2019 and $17.2 billion at December 31, 2018. The approximate percentage of total gross accounts receivable (prior to allowance for contractual adjustments and implicit price concessions) summarized by aging categories is as follows:

As of September 30, 2019:
% of Gross Receivables
Payor	0 - 90 Days	90 - 180 Days	180 - 365 Days	Over 365 Days
Medicare	14%	- %	- %	- %
Medicaid	7%	1%	1%	1%
Managed Care and Other	25%	4%	3%	3%
Self-Pay	10%	8%	10%	13%

As of December 31, 2018:

% of Gross Receivables
Payor	0 - 90 Days	90 - 180 Days	180 - 365 Days	Over 365 Days
Medicare	14%	- %	- %	- %
Medicaid	7%	1%	1%	1%
Managed Care and Other	26%	4%	3%	3%
Self-Pay	9%	8%	10%	13%

The approximate percentage of total gross accounts receivable (prior to allowances for contractual adjustments and implicit price concessions) summarized by payor is as follows:

	September 30,	December 31,
	2019	2018
Insured receivables	59.9%	60.0%
Self-pay receivables	40.1	40.0

Total	100.0%	100.0%

The combined total at our hospitals and clinics for the estimated implicit price concessions for self-pay accounts receivable and allowances for other self-pay discounts and contractuals, as a percentage of gross self-pay receivables, was approximately 90% at both September 30, 2019 and December 31, 2018. During the three months ended September 30, 2018, we directed the placement with outside collection agencies of approximately $1.3 billion of gross self-pay accounts receivable. Since these receivables were fully reserved at the time of write-off, the overall percentage of reserves for the remaining self-pay accounts receivable decreased. If the receivables that have been written-off, but where collections are still being pursued by outside collection agencies, were included in both the allowances and gross self-pay receivables specified above, the percentage of combined allowances to total self-pay receivables would have been approximately 94% at both September 30, 2019 and December 31, 2018.

Goodwill and Other Intangibles

Goodwill represents the excess of the fair value of the consideration conveyed in the acquisition over the fair value of net assets acquired. Goodwill is evaluated for impairment annually and when an event occurs or circumstances change that, more likely than not, reduce the fair value of the reporting unit below its carrying value. During 2017, we early adopted Accounting Standards Update, or ASU 2017-04, which allows a company to record a goodwill impairment when the reporting units carrying value exceeds the fair value determined in step one. Our most recent goodwill evaluation was performed during the fourth quarter of 2018 with an October 31, 2018 measurement date, which indicated no impairment. The next annual goodwill evaluation will be performed during the fourth quarter of 2019 with an October 31, 2019 measurement date.

At September 30, 2019, we had approximately $4.5 billion of goodwill recorded, all of which resides at our hospital operations reporting unit.

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

During the nine months ended September 30, 2019, we experienced a significant increase in the amounts paid to settle outstanding professional liability claims, compared to the same period in the prior year and to previous actuarially determined estimates. This increase in claims paid related to claims incurred in 2016 and prior years and was primarily related to divested hospitals. The settlement of these claims at amounts greater than the previously determined actuarial estimates resulted in us recording a $70 million change in estimate during the three months ended June 30, 2019, and an additional $20 million change in estimate during the three months ended September 30, 2019 based on updated actuarial estimates.

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

The total amount of unrecognized benefit that would impact the effective tax rate, if recognized, was approximately $1 million as of September 30, 2019. A total of approximately $1 million of interest and penalties is included in the amount of liability for uncertain tax positions at September 30, 2019. It is our policy to recognize interest and penalties related to unrecognized benefits in our condensed consolidated statements of loss as income tax expense.

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

In June 2016, the FASB issued ASU 2016-13, which introduced a new model for recognizing credit losses on financial instruments based on an estimate of the current expected credit losses. The new current expected credit losses (“CECL”) model generally calls for the immediate recognition of all expected credit losses and applies to financial instruments and other assets, including accounts receivable and other financial assets measured at amortized cost, debt securities and other financial assets. This guidance replaces the current incurred loss model for measuring expected credit losses, requires expected losses on available-for-sale debt securities to be recognized through an allowance for credit losses rather than as reductions in the amortized cost of the securities, and provides for additional disclosure requirements. This ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact that adoption of this ASU will have on our consolidated financial position and results of operations.

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

•

risks associated with our substantial indebtedness, leverage and debt service obligations, the fact that a substantial portion of our indebtedness will mature and become due in the near future, including our ability to refinance such indebtedness on acceptable terms or to incur additional indebtedness, and our ability to remain in compliance with debt covenants;

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate changes, primarily as a result of our Credit Facility which bears interest based on floating rates. In order to manage the volatility relating to the market risk, we entered into interest rate swap agreements to manage our exposure to these fluctuations, as described under the heading “Liquidity and Capital Resources” in Part I, Item 2. We utilize risk management procedures and controls in executing derivative financial instrument transactions. We do not execute transactions or hold derivative financial instruments for trading purposes. Derivative financial instruments related to interest rate sensitivity of debt obligations are used with the goal of mitigating a portion of the exposure when it is cost effective to do so. As of September 30, 2019, our one outstanding interest rate swap agreement with a notional amount of approximately $300 million represented approximately 44.6% of our variable rate debt.

A 1% change in interest rates on variable rate debt in excess of that amount covered by interest rate swaps would have resulted in interest expense fluctuating approximately less than $1 million and $2 million for the three months ended September 30, 2019 and 2018, respectively, and $3 million and $9 million for the nine months ended September 30, 2019 and 2018, respectively.

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

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2019 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we receive inquiries or subpoenas from state regulators, state Medicaid Fraud Control units, fiscal intermediaries, the Centers for Medicare and Medicaid Services, the Department of Justice and other government entities regarding various Medicare and Medicaid issues. In addition to the matters discussed below, we are currently responding to subpoenas and administrative demands concerning (a) an inquiry regarding sleep labs at two Louisiana hospitals (one formerly owned), (b) a civil investigative demand concerning short-term Medicaid eligibility determinations processed by third party vendors at one of our Pennsylvania hospitals, (c) a subpoena related to certain services provided by a formerly-employed physician to Medicaid beneficiaries at one of our New Mexico hospitals, (d) an inquiry regarding certain services performed by one of our affiliated emergency services companies in Pennsylvania, and (e) an inquiry related to call coverage services provided by a cardiology group at one of our Tennessee hospitals. In addition, we are subject to other claims and lawsuits arising in the ordinary course of our business including lawsuits and claims related to billing practices and the administration of charity care policies at our hospitals. Based on current knowledge, management does not believe that loss contingencies arising from pending legal, regulatory and governmental matters, including the matters described herein, will have a material adverse effect on the consolidated financial position or liquidity of the Company. However, in light of the inherent uncertainties involved in pending legal, regulatory and governmental matters, some of which are beyond our control, and the very large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to our results of operations or cash flows for any particular reporting period. Settlements of suits involving Medicare and Medicaid issues routinely require both monetary payments as well as corporate integrity agreements. Additionally, qui tam or “whistleblower” actions initiated under the civil False Claims Act may be pending but placed under seal by the court to comply with the False Claims Act’s requirements for filing such suits. In September 2014, the Criminal Division of the United States Department of Justice, or DOJ, announced that all qui tam cases will be shared with their Division to determine if a parallel criminal investigation should be opened. The Criminal Division has also frequently stated an intention to pursue corporations in criminal prosecutions. From time to time, we detect issues of non-compliance with Federal healthcare laws pertaining to claims submission and reimbursement practices and/or financial relationships with physicians. We avail ourselves of various mechanisms to address potential overpayments arising out of these issues, including repayment of claims, rebilling of claims, and participation in voluntary disclosure protocols offered by the Centers for Medicare and Medicaid Services and the Office of the Inspector General. Participating in voluntary repayments and voluntary disclosure protocols can have the potential for significant settlement obligations or even enforcement action.

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

Shareholder Litigation

2011 Class Action Shareholder Federal Securities Cases. Three purported class action cases have been filed in the United States District Court for the Middle District of Tennessee; namely, Norfolk County Retirement System v. Community Health Systems, Inc., et al., filed May 9, 2011; De Zheng v. Community Health Systems, Inc., et al., filed May 12, 2011; and Minneapolis Firefighters Relief Association v. Community Health Systems, Inc., et al., filed June 21, 2011. All three seek class certification on behalf of purchasers of our common stock between July 27, 2006 and April 11, 2011 and allege that misleading statements resulted in artificially inflated prices for our common stock. In December 2011, the cases were consolidated for pretrial purposes and NYC Funds and its counsel were selected as lead plaintiffs/lead plaintiffs’ counsel. In lieu of ruling on our motion to dismiss, the court permitted the plaintiffs to file a first amended consolidated class action complaint which was filed on October 5, 2015. Our motion to dismiss was filed on November 4, 2015 and oral argument took place on April 11, 2016. Our motion to dismiss was granted on June 16, 2016 and on June 27, 2016, the plaintiffs filed a notice of appeal to the Sixth Circuit Court of Appeals. The matter was heard on May 3, 2017. On December 13, 2017, the Sixth Circuit reversed the trial court’s dismissal of the case and remanded it to the District Court. We filed a renewed partial motion to dismiss on February 9, 2018, which was denied by the District Court on September 24, 2018. We also filed a petition for writ of certiorari with the United States Supreme Court on April 18, 2018 seeking review of the Sixth Circuit’s decision. The United States Supreme Court denied the petition for a writ of certiorari on October 1, 2018. The District Court granted the Plaintiff’s motion for class certification on July 26, 2019. We filed a petition for permission to appeal the District Court’s class certification order in the Sixth Circuit Court of Appeals on August 9, 2019, and that petition was denied on October 23, 2019. Trial for this matter is set for December 1, 2020. We believe this consolidated matter is without merit and will vigorously defend this case.

Caleb Padilla, individually and on behalf of all others similarly situated v Community Health Systems, Inc., Wayne T. Smith, Larry Cash, and Thomas J. Aaron. This purported federal securities class action was filed in the United States District Court for the Middle District of Tennessee on May 30, 2019. It seeks class certification on behalf of purchasers of our common stock between February 20, 2017 and February 27, 2018 and alleges misleading statements resulted in artificially inflated prices for our common stock. No responsive pleading is due to the complaint at this time, pending the District Court’s appointment of a lead plaintiff in the action and the lead plaintiff’s filing of a consolidated complaint. We believe this matter is without merit and will vigorously defend this case.

Padilla Derivative Litigation. Three purported shareholder derivative cases have been filed in two District Courts relating to the factual allegations in the Padilla litigation; namely, Faisal Hussain v. Wayne T. Smith, et al, filed August 12, 2019 in the United States District Court for the District of Delaware; Roger Trombley v. Wayne T. Smith, et al, filed August 20, 2019 in the United States District Court for the Middle District of Tennessee; and Susheel Tanjavoor v. Wayne T. Smith, et al., filed August 29, 2019, in the United States District Court for the District of Delaware. All three seek relief derivatively and on behalf of Community Health Systems, Inc. against certain Company officers and directors based on alleged breaches of fiduciary duty, unjust enrichment, and other acts related to certain Company disclosures in 2017 and 2018 regarding the Company’s adoption of Accounting Standards Update 2014-09, which the Company adopted effective January 1, 2018. All three cases have been stayed by agreement.

Section 220 Demand. On September 19, 2019, the Company received a demand from Kevin Aronson, a Company shareholder, purporting to demand inspection of certain Company books and records pursuant to Title 8, Section 220 of the Delaware General Corporation Law Code. The alleged grounds for Mr. Aronson’s demand are similar to the allegations in the Padilla and Padilla derivative litigation. The Company provided a response to Mr. Aronson’s demand on October 8, 2019.

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

Commercial Litigation and Other Lawsuits

Becker v. Community Health Systems, Inc. d/b/a Community Health Systems Professional Services Corporation d/b/a Community Health Systems d/b/a Community Health Systems PSC, Inc. d/b/a Rockwood Clinic P.S. and Rockwood Clinic, P.S. (Superior Court, Spokane, Washington). This suit was filed on February 29, 2012, by a former chief financial officer at Rockwood Clinic in Spokane, Washington. Becker claims he was wrongfully terminated for allegedly refusing to certify a budget for Rockwood Clinic in 2012. On February 29, 2012, he also filed an administrative complaint with the Department of Labor, Occupational Safety and Health Administration alleging that he is a whistleblower under Sarbanes-Oxley, which was dismissed by the agency and was appealed to an administrative law judge for a hearing that occurred on January 19-26, 2016. In a decision dated November 9, 2016, the law judge awarded Becker approximately $1.9 million for front pay, back pay and emotional damages with attorney fees to be later determined. We have appealed the award to the Administrative Review Board and are awaiting its decision. At a hearing on July 27, 2012, the trial court dismissed Community Health Systems, Inc. from the state case and subsequently certified the state case for an interlocutory appeal of the denial to dismiss his employer and the management company. The appellate court accepted the interlocutory appeal, and it was argued on April 30, 2014. On August 14, 2014, the court denied our appeal. On October 20, 2014, we filed a petition to review the denial with the Washington Supreme Court. Our appeal was accepted and oral argument was heard on June 9, 2015. On September 15, 2015, the court denied our appeal and remanded to the trial court; a previous trial setting of September 12, 2016 has been vacated and not reset. On October 15, 2019, the Administrative Review Board released an order to show cause requiring Becker to file a brief to show cause why the Administrative Review Board should not remand the previous administrative decision for a new hearing before a new law judge. We continue to vigorously defend these actions.

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

Empire Health Foundation v. CHS/Community Health Systems, Inc., CHS Washington Holdings, LLC, Spokane Washington Hospital Company, LLC, Spokane Valley Washington Hospital Company, LLC. This suit was filed in the United States District Court for the Eastern District of Washington on June 12, 2017 by Empire Health Foundation claiming Deaconess and Valley Hospitals failed to abide by charity care obligations allegedly existing in the 2008 Asset Purchase Agreement between Empire Health System and Company affiliates. The court granted in part and denied in part the hospitals’ motion to dismiss on October 11, 2017. All parties filed motions for summary judgment, and the court granted in part and denied in part both parties’ motions on February 27, 2019 and July 9, 2019. We settled this matter during the three months ended September 30, 2019. We recorded a liability of $22 million at September 30, 2019, based on the settlement of this matter.

Gibson, individually and on behalf of all others similarly situated v. National Healthcare of Leesville, Inc. d/b/a Byrd Regional Medical Center. This case is a purported class action lawsuit filed in the 30th Judicial District Court for the State of Louisiana and served on August 3, 2016, claiming our formerly affiliated Leesville, Louisiana hospital violated payor contracts by allegedly improperly asserting hospital liens against third-party tortfeasors and seeking class certifications for any similarly situated plaintiffs. The court has certified a class and denied our motion for summary judgment. We appealed both rulings to the Louisiana Third Circuit Court of Appeals, which affirmed the trial court’s decisions on March 7, 2019. We filed an application for writ of certiorari to the Louisiana Supreme Court, which was denied on May 29, 2019. Plaintiff’s motion for approval of notice of class action was granted on October 24, 2019. We believe these claims are without merit and will vigorously defend the case.

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

Zwick Partners, LP and Aparna Rao, individually and on behalf of all others similarly situated v. Quorum Health Corporation, Community Health Systems, Inc., Wayne T. Smith, W. Larry Cash, Thomas D. Miller, and Michael J. Culotta. This purported class action lawsuit previously filed in the United States District Court, Middle District of Tennessee was amended on April 17, 2017 to include Community Health Systems, Inc., Wayne T. Smith and W. Larry Cash as additional defendants. The plaintiffs seek to represent a class of QHC shareholders and allege that the failure to record a goodwill and long-lived asset impairment charge against QHC at the time of the spin-off of QHC violated federal securities laws. The District Court denied all defendants’ motions to dismiss on April 20, 2018. The plaintiffs moved for class certification. Plaintiffs also amended their complaint on September 14, 2018. We moved to dismiss the additional claims in the plaintiffs’ September 14, 2018 amended complaint and responded to plaintiffs’ class certification motion. On March 29, 2019, the court granted our motion to dismiss the additional claims. The court granted the plaintiffs’ motion for class certification on that same date. On April 12, 2019, we filed a petition for permission to appeal the court’s order granting class certification with the United States Court of Appeals for the Sixth Circuit, which was denied on July 31, 2019. On May 17, 2019, the plaintiffs moved to amend their complaint for a third time to add additional claims, which the District Court denied on August 2, 2019. The trial for this matter is set for July 7, 2020. We believe the claims are without merit and will vigorously defend the case.

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

Becky Kirk, Perry Ayoob, and Dawn Karzenoski, as representatives of a class of similarly situated persons, and on behalf of the CHS/Community Health Systems, Inc. Retirement Savings Plan v. Retirement Committee of CHS/Community Health Systems, Inc., John and Jane Does 1-20, Principal Life Insurance Company, Principal Management Corporation, and Principal Global Investors, LLC. This purported class action was filed in the United States District Court for the Middle District of Tennessee on August 8, 2019. The plaintiffs seek to represent a class of current and former participants in the CHS/Community Health Systems, Inc. Retirement Savings Plan and allege that the defendants breached their fiduciary duties by offering certain investments in the Plan that were more expensive and/or did not perform as well as other marketplace alternatives. We filed a motion to dismiss the complaint on October 18, 2019, which is pending. We believe these claims are without merit and will vigorously defend the case.

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

U.S. ex rel. Derek Lewis and Joey Neiman v. Community Health Systems, Inc., Medhost, Inc., et al. By order filed on March 14, 2019, the United States District Court for the Southern District of Florida ordered the unsealing of this qui tam suit. The order revealed that the United States had declined to intervene in the action. The complaint alleges that Community Health Systems, Inc. and its affiliated hospitals (CHS Hospitals) violated the False Claims Act by submitting claims for EHR Meaningful Use incentive payments that they knew or should have known were false. The allegations regarding falsity generally relate to the CHS Hospitals’ use of certain software products sold to them by co-defendant, Medhost, Inc. The plaintiffs amended their complaint on July 26, 2019. We filed a motion to dismiss the complaint on September 24, 2019, which is pending. We believe this matter is without merit and will vigorously defend this case.

U.S. ex rel. Maur v. Elie Hage-Korban, M.D., Delta Clinics, PLC d/b/a The Heart and Vascular Center of West Tennessee. Community Health Systems, Inc., Knoxville HMA Holdings, LLC d/b/a/ Tennova Healthcare, Jackson Hospital Corporation d/b/a/ Regional Jackson, and Dyersburg Hospital Company, LLC, d/b/ Dyersburg Regional Medical Center. By order filed on April 30, 2019, the United States District Court for the Western District of Tennessee ordered the unsealing of this qui tam lawsuit. The order revealed that the United States had declined to intervene in the action. The complaint alleges the defendants violated the False Claims Act by submitting claims for payment related to certain cardiac procedures performed by defendant Dr. Elie Hage-Korban at two hospitals formerly affiliated with the Company. Dr. Hage-Korban was not employed by either hospital or their affiliates. The plaintiff amended his complaint on July 24, 2019. We filed a motion to dismiss the complaint on September 30, 2019, which is pending. We believe this matter is without merit and will vigorously defend this case.

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

Item 1A. Risk Factors

There have been no material changes with regard to the risk factors previously disclosed in the 2018 Form 10-K.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

The following table contains information about our purchases of common stock during the three months ended September 30, 2019.

Period	Total Number of Shares Purchased (a)		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (b)
July 1, 2019 - July 31, 2019	-	$	-	-	-
August 1, 2019 - August 31, 2019	-		-	-	-
September 1, 2019 - September 30, 2019	-		-	-	-

Total	-	$	-	-	-

(a)	No shares were withheld to satisfy the payment of tax obligations related to the vesting of restricted stock awards.

(b)	We had no publicly announced plans or open market repurchase programs for shares of our common stock during the three months ended September 30, 2019.

With the exception of a special cash dividend of $0.25 per share paid by us in December 2012, historically, we have not paid any cash dividends. Subject to certain exceptions, our Credit Facility limits the ability of our subsidiaries to pay dividends and make distributions to us, and limits our ability to pay dividends and/or repurchase stock, to an amount not to exceed $100 million in the aggregate, subject to certain restrictions. The indentures governing each series of our outstanding notes also restrict our subsidiaries from, among other matters, paying dividends and making distributions to us, which thereby limits our ability to pay dividends and/or repurchase stock. As of September 30, 2019, under the most restrictive test in these agreements (and subject to certain exceptions), we have approximately $100 million available with which to pay permitted dividends and/or repurchase shares of our stock or make other restricted payments.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

No.		Description
4.1	*

Nineteenth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of July 1, 2019, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as successor Trustee

4.2	*

Sixteenth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of July 1, 2019, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee

4.3	*

Thirteenth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2021, dated as of July 1, 2019, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent

4.4	*

Thirteenth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Notes due 2022, dated as of July 1, 2019, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee

4.5	*

Sixth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.250% Senior Secured Notes due 2023, dated as of July 1, 2019, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent

4.6	*

Third Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s Junior-Priority Secured Notes due 2023, dated as of July 1, 2019, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, and Regions Bank, as Trustee and as Junior-Priority Collateral Agent

4.7	*

Third Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.125% Junior-Priority Secured Notes due 2024, dated as of July 1, 2019, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, and Regions Bank, as Trustee and as Junior-Priority Collateral Agent

4.8	*

Third Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.625% Senior Secured Notes due 2024, dated as of July 1, 2019, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent

4.9	*

Second Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Secured Notes due 2026, dated as of July 1, 2019, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent

4.10	*

Twentieth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of September 27, 2019, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as successor Trustee

4.11	*

Seventeenth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of September 27, 2019, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee

4.12	*

Fourteenth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2021, dated as of September 27, 2019, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent

4.13	*

Fourteenth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Notes due 2022, dated as of September 27, 2019, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee

No.		Description

4.14	*

Seventh Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.250% Senior Secured Notes due 2023, dated as of September 27, 2019, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent

4.15	*

Fourth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s Junior-Priority Secured Notes due 2023, dated as of September 27, 2019, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, and Regions Bank, as Trustee and as Junior-Priority Collateral Agent

4.16	*

Fourth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.125% Junior-Priority Secured Notes due 2024, dated as of September 27, 2019, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, and Regions Bank, as Trustee and as Junior-Priority Collateral Agent

4.17	*

Fourth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.625% Senior Secured Notes due 2024, dated as of September 27, 2019, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent

4.18	*

Third Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Secured Notes due 2026, dated as of September 27, 2019, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent

10.1	* †	Form of Director Restricted Stock Unit Award Agreement for Community Health Systems, Inc. 2009 Stock Option and Award Plan (for awards granted on or after September 11, 2019)

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase

101.LAB	*	XBRL Taxonomy Extension Label Linkbase

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.
†	Indicates a management contract or compensatory plan or arrangement.

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

Date: October 30, 2019