Form 10-K
period 2019-12-31
COMMUNITY HEALTH SYSTEMS INC
filed 2020-02-20
CIK 1108109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2019
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

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $295,833,589. Market value is determined by reference to the closing price on June 30, 2019 of the Registrant’s Common Stock as reported by the New York Stock Exchange. The Registrant does not (and did not at June 30, 2019) have any non-voting common stock outstanding. As of February 18, 2020, there were 117,856,892 shares of common stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this annual report is incorporated by reference to portions of the Registrant’s definitive proxy statement for its 2020 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2019.

COMMUNITY HEALTH SYSTEMS, INC.

Year ended December 31, 2019

Item 1. Business of Community Health Systems, Inc.

Overview of Our Company

We are one of the largest publicly-traded hospital companies in the United States and a leading operator of general acute care hospitals and outpatient facilities in communities across the country. We were originally founded in 1986 and were reincorporated in 1996 as a Delaware corporation. We provide healthcare services through the hospitals that we own and operate and affiliated businesses in non-urban and selected urban markets throughout the United States. As of December 31, 2019, we owned or leased 102 hospitals with an aggregate of 16,240 licensed beds, comprised of 100 general acute care hospitals and two stand-alone rehabilitation or psychiatric hospitals. These hospitals are geographically diversified across 18 states, with the majority of our hospitals located in regional networks or in close geographic proximity to one or more of our other hospitals. We generate revenues by providing a broad range of general and specialized hospital healthcare services and outpatient services to patients in the communities in which we are located. Services provided through our hospitals and affiliated businesses include general acute care, emergency room, general and specialty surgery, critical care, internal medicine, obstetrics, diagnostic, psychiatric and rehabilitation services. We also provide additional outpatient services at urgent care centers, occupational medicine clinics, imaging centers, cancer centers and ambulatory surgery centers. An integral part of providing these services is our network of affiliated physicians at our hospitals and affiliated businesses. As of December 31, 2019, we employed approximately 2,000 physicians and an additional 1,000 licensed healthcare practitioners. Through our management and operation of these businesses, we provide standardization and centralization of operations across key business areas; strategic assistance to expand and improve services and facilities; implementation of patient safety and quality of care improvement programs and assistance in the recruitment of additional physicians and licensed healthcare practitioners to the markets in which our hospitals are located. In a number of our markets, we have partnered with local physicians or not-for-profit providers, or both, in the ownership of our facilities.

We have been implementing a portfolio rationalization and deleveraging strategy by divesting hospitals and non-hospital businesses that are attractive to strategic and other buyers. Generally, these businesses are not in one of our strategically beneficial service areas, are less complementary to our business strategy and/or have lower operating margins. In connection with our divestiture initiative, we have received offers from strategic buyers to buy certain of our assets. After considering these offers, we have divested, and expect to continue to divest, hospitals and non-hospital businesses when we find such offers to be attractive and in line with our operating strategy.

During 2019, we completed the divestiture of 12 hospitals, including two hospitals the divestitures of which closed effective January 1, 2019 (for these hospitals, we received the net proceeds at a preliminary closing on December 31, 2018). Excluding the net proceeds for the two hospitals that preliminarily closed on December 31, 2018, we received total net proceeds of approximately $335 million in connection with the disposition of these hospitals. In addition, we completed the divestiture of an additional three hospitals on January 1, 2020 for which we received net proceeds of approximately $240 million at a preliminary closing on December 31, 2019. During 2018, we completed the divestiture of 11 hospitals. Including the net proceeds for the two additional hospitals that preliminarily closed on December 31, 2018 noted above, we received total net proceeds of approximately $405 million in connection with the disposition of these hospitals. During 2017, we completed the divestiture of 30 hospitals included in continuing operations, and received total net proceeds of approximately $1.7 billion in connection with the disposition of these hospitals.

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

Available Information

Our website address is www.chs.net and the investor relations section of our website is located at www.chs.net/investor-relations. Notwithstanding the foregoing, the information contained on our website as noted above or elsewhere in this Form 10-K is not incorporated by reference into this Form 10-K. We make available free of charge, through the investor relations section of our website, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K as well as amendments to those reports, as soon as reasonably practical after they are filed with, or furnished to, the SEC. The SEC maintains an Internet site that contains our reports, proxy and information statements, and other information that we file electronically with the SEC at www.sec.gov.

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

Regional networks are able to expand the breadth of services provided for our patients, develop centers of excellence for key services, deliver care in an organized and efficient way across the network, improve alignment with physicians and other providers, and make services more attractive to managed care and other payers. Currently, 76 of our hospitals operate in 20 unique regional networks.

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

We work hard to develop positive, collaborative relationships with physicians. We currently participate in 15 Medicare Shared Savings Program Accountable Care Organizations which include approximately 5,200 employed and independent physicians in our communities. We look forward to realizing the benefits of these Accountable Care Organizations, including opportunities to strengthen quality, deepen clinical collaboration and demonstrate performance under a reimbursement system moving toward more value-based incentives and payments.

Developing a More Consumer-Centric Experience and Facilitating Connections between Episodes of Care. Consumers continue to take a more active role in healthcare decision-making, especially as they assume increasing responsibility for the cost of their healthcare. The rise in consumerism is highlighting customer expectations that have not always been prioritized in the healthcare setting. We are working on ways to create more enduring relationships with our patients by providing services that help people navigate their healthcare journeys and enable more seamless connections across episodes of care in our healthcare systems, hospitals, and physician practices. Some of these initiatives include:

•	A centralized and proprietary transfer center offering services to connect emergency department and hospitalized patients requiring transfer to facilities that can best meet their needs;

•	Centralized patient scheduling call centers and online scheduling to ease appointment scheduling;

•	Patient navigation and next appointment scheduling from existing points of care;

•	Availability of virtual health for certain services provided in the hospital and for direct-to-consumer, on-demand virtual visits with physicians;

•	Digital marketing and consumer engagement campaigns; and

•	Other technology enabled initiatives that support connected healthcare experiences, such as patient portals, text message appointment reminders, gaps-in-care campaigns and post-discharge surveys.

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

Our case management program integrates the functions of utilization review, discharge planning, assessment of medical necessity and resource management. Patients are assessed upon presentation to the hospital and throughout their course of care with ongoing reviews. Industry-standard criteria are utilized in patient assessments and discharge plans are adjusted according to patient needs. Cases are monitored to prevent delays in service or unnecessary utilization of resources. When a patient is ready for discharge, a case manager works with the patient’s attending physician to evaluate and coordinate the patient’s needs for continued care in the post-acute setting. Each hospital has the support of a physician advisor to act as a liaison to the medical staff and assist with all the activities of the program.

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

We have operated a Patient Safety Organization, or PSO, since 2011. Our PSO is listed by the U.S. Department of Health and Human Services, or HHS, Agency for Healthcare Research and Quality. We believe our PSO has assisted, and will continue to assist us, in improving patient safety at our hospitals. The PSO has been recertified through 2020.

Optimize our portfolio through select divestitures of non-core assets while investing in markets with the best opportunities for growth

We have been reshaping our portfolio through the divestiture of non-core hospital and non-hospital assets to strategic and other buyers. In 2019, we divested additional hospitals in select markets, and continue to pursue additional divestitures. Generally, these divested assets are less complementary to our business strategies and/or have lower operating margins. We have used proceeds from these divestitures, and expect to continue to use proceeds from future divestitures, to reduce debt and/or reinvest in our facilities to strengthen our regional networks and local market operations.

By divesting non-core assets, we are able to more sharply channel our resources and capital investments into strategic markets where we have the best ability to increase access and patient care, enhance our service lines, form successful joint ventures, produce growth and increase market share. As an example, we acquired 28 physician practices in 2019.

Our portfolio optimization efforts have included a significant number of transactions to date. In 2017, we divested 30 hospitals in single and multi-hospital transactions. In 2018, we divested an additional 11 hospitals in single and multi-hospital transactions. We also closed three non-core hospitals in 2018 in locations where the operations could be absorbed by one or more hospitals in the same regional network. In 2019, we divested an additional 12 hospitals in single and multi-hospital transactions. We also divested three additional hospitals effective January 1, 2020.

Industry Overview

According to the Centers for Medicare & Medicaid Services, or CMS, national healthcare expenditures grew 4.6% in 2018 to $3.6 trillion and are projected to have grown 4.8% in 2019 to nearly $3.8 trillion. The CMS projections, published in February of 2019, indicate that total U.S. healthcare spending is expected to grow by 5.4% in 2020 and 5.6% in 2021, and at an average annual rate of 5.7% for 2020 through 2027. CMS anticipates that total U.S. healthcare annual expenditures will reach nearly $6.0 trillion by 2027, accounting for approximately 19.4% of the total U.S. gross domestic product. Healthcare spending is expected to be largely influenced by changes in economic conditions and demographics, as well as by increasing prices for medical goods and services. The CMS projections are constructed using a current-law framework. They are typically published once per year and are not updated to reflect interim changes. For example, the projections do not take into account the possibility of further modifications to, or repeal of, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively, the Affordable Care Act.

Hospital services, the market within the healthcare industry in which we primarily operate, is the largest single category of healthcare expenditures. In 2019, hospital care expenditures are projected to have grown 5.1%, amounting to approximately $1.3 trillion. CMS estimates that the hospital services category will amount to over $1.3 trillion in 2020 and projects growth in this category at an average of 5.8% annually from 2020 through 2027.

U.S. Hospital Industry. The U.S. hospital industry is broadly defined to include acute care, rehabilitation and psychiatric facilities that are either public (government owned and operated), not-for-profit private (religious or secular), or for-profit institutions (investor owned). According to the American Hospital Association, there are approximately 5,200 community hospitals in the U.S., which are not-for-profit owned, investor owned, or state or local government owned. Of these hospitals, approximately 35% are located in non-urban communities. We believe that a majority of these hospitals are owned by not-for-profit or governmental entities. These facilities offer a broad range of healthcare services, including internal medicine, general surgery, cardiology, oncology, orthopedics, OB/GYN and emergency services. In addition, hospitals offer other ancillary services, including psychiatric, diagnostic, rehabilitation, home care and outpatient surgery services.

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

Hospital Industry Trends

Demographic Trends. According to the U.S. Census Bureau, in 2018, there were approximately 52 million Americans aged 65 or older in the U.S. comprising approximately 16.0% of the total U.S. population. By the year 2030, the number of Americans aged 65 or older is expected to climb to 72 million, or 19.3% of the total population. Due to the anticipated increasing life expectancy of Americans, the number of people aged 85 years and older is also expected to increase from 6 million in 2015 to 9 million by the year 2030. This anticipated increase in life expectancy will increase demand for healthcare services and, as importantly, the demand for innovative, more sophisticated means of delivering those services. Hospitals, as the largest category of care in the healthcare market, will be among those impacted most directly by this increase in demand. Based on data compiled for us, the populations of the service areas where our hospitals are located grew 5.5% from 2012 to 2019 and are expected to grow by 3.3% from 2019 to 2024. The number of people aged 65 or older in these service areas grew by 31.2% from 2011 to 2019 and is expected to grow by 15.5% from 2019 to 2024. People aged 65 or older comprised 18.4% of the total population in our service areas in 2019, yet they could comprise 20.6% of the total population in our service areas by 2024.

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

Trends in Payment for Healthcare Services. As discussed in more detail in the Government Regulation section of this Form 10-K, the impact of healthcare reform legislation, combined with the growing financial and economic pressures on the healthcare industry, has resulted in challenges to traditional reimbursement models.

For example, the Affordable Care Act has encouraged the adoption of new payment models that emphasize cost-effective delivery of care and quality of outcomes. Although the number of patients with health insurance coverage has expanded since 2010, the year the Affordable Care Act was enacted, patients may face higher deductibles and increased co-payment requirements, which may result in greater write-offs of uncollectible amounts from those patients.

Shift to Outpatient Services. Because of the growing availability of stand-alone outpatient healthcare facilities, the increase in the services that can be provided at these locations, and payor policies requiring or promoting treatment in outpatient settings, many individuals are seeking a broader range of services at outpatient facilities. This trend has contributed to an increase in outpatient services while inhibiting the growth of inpatient admissions. However, recent changes to Medicare policy affecting the reimbursement methodology for certain items and services provided by off-campus provider-based hospital departments have generally resulted in reduced payment rates for these hospital outpatient settings.

Selected Operating Data

The following table sets forth operating statistics for each of the years presented for our hospitals that are included in our continuing operations. Statistics for 2019 include a full year of operations for 101 hospitals and partial periods for 12 hospitals divested and one hospital acquired during the year reflecting the operations of these hospitals prior to divestiture or after acquisition, as applicable. Statistics for 2018 include a full year of operations for 113 hospitals and partial periods for 11 hospitals divested during the year and three hospitals that ceased operations during the year reflecting the operations of these hospitals prior to divestiture or closure. Statistics for 2017 include a full year of operations for 125 hospitals and partial periods for 30 hospitals divested during the year reflecting the operations of these hospitals prior to divestiture. Statistics for hospitals included in discontinued operations are excluded from all periods presented.

	Year Ended December 31,
	2019	2018	2017
	(Dollars in millions)
Consolidated Data
Number of hospitals (at end of period)	102	113	125
Licensed beds (at end of period) (1)	16,240	18,227	20,850
Beds in service (at end of period) (2)	14,442	16,297	18,457
Admissions (3)	557,959	627,321	738,036
Adjusted admissions (4)	1,208,513	1,351,857	1,596,739
Patient days (5)	2,474,569	2,815,401	3,296,469
Average length of stay (days) (6)	4.4	4.5	4.5
Occupancy rate (beds in service) (7)	45.1%	43.5%	43.3%
Net operating revenues	$13,210	$14,155	$15,353
Net inpatient revenues as a % of net operating revenues (8)	47.0%	47.7%	47.7%
Net outpatient revenues as a % of net operating revenues (8)	53.0%	52.3%	52.3%
Net loss attributable to Community Health Systems Inc. stockholders	$(675)	$(788)	$(2,459)
Net loss attributable to Community Health Systems Inc. stockholders as a % of net operating revenues	(5.1)%	(5.6)%	(16.0)%
Adjusted EBITDA (9)	$1,628	$1,642	$1,703
Adjusted EBITDA as a % of net operating revenues (9)	12.3%	11.6%	11.1%
Liquidity Data
Net cash flows provided by operating activities	$385	$274	$773
Net cash flows provided by operating activities as a % of net operating revenues	2.9%	1.9%	5.0%
Net cash flows (used in) provided by investing activities	$(2)	$(245)	$1,069
Net cash flows used in financing activities	$(363)	$(396)	$(1,517)

	Year Ended December 31,
	2019	2018	Increase
	(Dollars in millions)
Same-Store Data (10)
Admissions (3)	538,233	531,155	1.3%
Adjusted admissions (4)	1,166,535	1,141,212	2.2%
Patient days (5)	2,386,557	2,372,781
Average length of stay (days) (6)	4.4	4.5
Occupancy rate (beds in service) (7)	45.6%	45.4%
Net operating revenues	$12,819	$12,301	4.2%
Income from operations	$1,058	$1,052	0.6%
Income from operations as a % of net operating revenues	8.3%	8.6%
Depreciation and amortization	$590	$600
Equity in earnings of unconsolidated affiliates	$(15)	$(21)

(1)	Licensed beds are the number of beds for which the appropriate state agency licenses a facility regardless of whether the beds are actually available for patient use.

(2)	Beds in service are the number of beds that are readily available for patient use.

(3)	Admissions represent the number of patients admitted for inpatient treatment.

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

(9)

EBITDA is a non-GAAP financial measure which consists of net loss attributable to Community Health Systems, Inc. before interest, income taxes, and depreciation and amortization. Adjusted EBITDA, also a non-GAAP financial measure, is EBITDA adjusted to add back net income attributable to noncontrolling interests and to exclude the effect of discontinued operations, loss (gain) from early extinguishment of debt, impairment and loss on sale of businesses, expense incurred related to the sale of a majority ownership interest in the Company’s home care division, expense (income) related to government and other legal settlements and related costs, expense related to employee termination benefits and other restructuring charges, expense (income) from settlement and fair value adjustments on the CVR agreement liability related to the Health Management Associates, Inc., or HMA, legal proceedings and related legal expenses, the overall impact of the change in estimate related to net patient revenue recorded in the fourth quarter of 2017 resulting from the increase in contractual allowances and the provision for bad debts, the impact of changes in estimate to increase the professional liability claims accrual recorded during the second quarter of 2019 (which estimate was further revised in the third quarter of 2019 based on updated actuarial analysis) with respect to claims incurred in 2016 and prior years, and expense related to the valuation allowance recorded in the second quarter of 2019 to reserve the outstanding balance of a promissory note received from the buyer in connection with the sale of two of the Company’s hospitals in 2017, as well as income from a reduction of the valuation allowance on the outstanding balance of a promissory note from the buyer of another hospital. The Company has from time to time sold noncontrolling interests in certain of its subsidiaries or acquired subsidiaries with existing noncontrolling interest ownership positions. The Company believes that it is useful to present Adjusted EBITDA because it adds back the portion of EBITDA attributable to these third-party interests and clarifies for investors the Company’s portion of EBITDA generated by continuing operations. The Company reports Adjusted EBITDA as a measure of financial performance. Adjusted EBITDA is a key measure used by management to assess the operating performance of the Company’s hospital operations and to make decisions on the allocation of resources. Adjusted EBITDA is also used to evaluate the performance of the Company’s executive management team and is one of the primary metrics used in connection with determining short-term cash incentive compensation and the achievement of vesting criteria with respect to performance-based equity awards. In addition, management utilizes Adjusted EBITDA in assessing the Company’s consolidated results of operations and operational performance and in comparing the Company’s results of operations between periods. The Company believes it is useful to provide investors and other users of the Company’s financial statements this performance measure to align with how management assesses the Company’s results of operations. Adjusted EBITDA also is comparable to a similar metric called Consolidated EBITDA, as defined in the Company’s asset-based loan facility, or ABL Facility, which is a key component in the determination of our compliance with some of the covenants under the ABL Facility (including our ability to service debt and incur capital expenditures), and is used to determine the interest rate and commitment fee payable under the ABL Facility (although Adjusted EBITDA does not include all of the adjustments described in the ABL Facility). For further discussion of Consolidated EBITDA and how that measure is utilized in the calculation of covenants in the ABL Facility, see the Capital Resources section of Part II, Item 7 of this Form 10-K.

Adjusted EBITDA is not a measurement of financial performance under U.S. GAAP. It should not be considered in isolation or as a substitute for net income, operating income, or any other performance measure calculated in accordance with U.S. GAAP. The items excluded from Adjusted EBITDA are significant components in understanding and evaluating financial performance. The Company believes such adjustments are appropriate as the magnitude and frequency of such items can vary significant significantly and are not related to the assessment of normal operating performance. Additionally, this calculation of Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.

The following table reflects the reconciliation of Adjusted EBITDA, as defined, to net loss attributable to Community Health Systems, Inc. stockholders as derived directly from our Consolidated Financial Statements for the years ended December 31, 2019, 2018 and 2017 (in millions):

	Year Ended December 31,
	2019	2018	2017
Net loss attributable to Community Health
Systems, Inc. stockholders	$(675)	$(788)	$(2,459)
Adjustments:
Provision for (benefit from) income taxes	160	(11)	(449)
Depreciation and amortization	608	700	861
Net income attributable to noncontrolling interests	85	84	63
Loss from discontinued operations	-	-	12
Interest expense, net	1,041	976	931
Loss (gain) from early extinguishment of debt	54	(31)	40
Impairment and loss on sale of businesses, net	138	668	2,123
Change in estimate for contractual allowances and provision for bad debts	-	-	591
Expense (income) from government and other legal settlements and related costs	93	11	(31)
Expense from settlement and fair value adjustments and legal expenses related to cases covered by the CVR	11	13	6
Expense related to the sale of a majority interest in home care division	-	-	1
Expense related to employee termination benefits and other restructuring charges	2	20	14
Change in valuation allowances recorded for promissory notes	21	-	-
Change in estimate for professional liability claims accrual	90	-	-

Adjusted EBITDA	$1,628	$1,642	$1,703

(10)

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

	Year Ended December 31,
	2019	2018	2017
Medicare	25.2%	26.3%	27.8%
Medicaid	13.2	13.3	13.2
Managed Care and other third-party payors	60.6	59.0	59.8
Self-pay	1.0	1.4	(0.8)

Total	100.0%	100.0%	100.0%

As shown above, we receive a substantial portion of our revenues from the Medicare and Medicaid programs. Included in Managed Care and other third-party payors is operating revenues from insurance companies with which we have insurance provider contracts, Medicare managed care, insurance companies for which we do not have insurance provider contracts, workers’ compensation carriers and non-patient service revenue, such as rental income and cafeteria sales. In the future, we generally expect the portion of revenues received from the Medicare and Medicaid programs to increase over the long-term due to the general aging of the population and the impacts of the Affordable Care Act. The Affordable Care Act has increased the number of insured patients in states that have expanded Medicaid, which in turn, has reduced the percentage of revenues from self-pay patients. However, it is unclear whether the trend of increased coverage will continue, due in part to the elimination of the financial penalty associated with the individual mandate, effective January 1, 2019. Further, the Affordable Care Act imposes significant reductions in amounts the government pays Medicare managed care plans. The trend toward increased enrollment in Medicare and Medicaid managed care may adversely affect our operating revenue. An executive order issued in October 2019 seeks to accelerate this shift away from traditional fee-for-service Medicare to Medicare managed care. We may also be impacted by regulatory requirements imposed on insurers, such as minimum medical-loss ratios and specific benefit requirements. Furthermore, in the normal course of business, managed care programs, insurance companies and employers actively negotiate the amounts paid to hospitals. Our relationships with payors may be impacted by price transparency initiatives and out-of-network billing proposals. There can be no assurance that we will retain our existing reimbursement arrangements or that these third-party payors will not attempt to further reduce the rates they pay for our services.

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-based reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for the treatment of patients covered by Medicare, Medicaid and non-governmental payors are generally less than our standard billing rates. We account for the differences between the estimated program reimbursement rates and our standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues and net loss by an insignificant amount in each of the years ended December 31, 2019, 2018 and 2017.

The payment rates under the Medicare program for hospital inpatient and outpatient acute care services are based on a prospective payment system, depending upon the diagnosis of a patient’s condition. These rates are indexed for inflation annually, although increases have historically been less than actual inflation.

Payment rates under the Medicaid program vary by state. In addition to the base payment rates for specific claims for services rendered to Medicaid enrollees, states utilize supplemental reimbursement programs to make separate payments that are not specifically tied to an individual’s care, some of which offset a portion of the cost of providing care to Medicaid and indigent patients. These programs are designed with input from CMS and are funded with a combination of state and federal resources, including, in certain instances, fees or taxes levied on the providers. The programs are generally authorized for a specified period of time and require CMS’s approval to be extended. We are unable to predict whether or on what terms CMS will extend the supplemental programs in the states in which we operate. Under these supplemental programs, we recognize revenue and related expenses in the period in which amounts are estimable and collection is reasonably assured. Reimbursement under these programs is reflected in net operating revenues and included as Medicaid revenue in the table above, and fees, taxes or other program related costs are reflected in other operating expenses.

As of December 31, 2019, Florida, Texas and Indiana represented our only areas of significant geographic concentration. Net operating revenues generated by our hospitals in Florida, as a percentage of consolidated operating revenues, were 14.3% in 2019 and 2018 and 14.0% in 2017. Net operating revenues generated by our hospitals in Texas, as a percentage of consolidated operating revenues, were 12.2% in 2019, 11.7% in 2018 and 10.9% in 2017. Net operating revenues generated by our hospitals in Indiana, as a percentage of consolidated operating revenues, were 13.7% in 2019, 12.5% in 2018 and 11.6% in 2017.

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

•

pressure from Medicare and Medicaid programs, insurance companies and managed care plans to reduce the length and number of inpatient hospital stays and to reduce costs by providing services on an outpatient rather than on an inpatient basis.

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

Healthcare Reform. Over the last decade, the U.S. Congress and certain state legislatures have introduced and passed a large number of proposals and legislation designed to make major changes in the healthcare system, including changes intended to increase access to health insurance. The most prominent of these efforts, the Affordable Care Act, affects how healthcare services are covered, delivered, and reimbursed. The Affordable Care Act increased health insurance coverage through a combination of public program expansion and private sector health insurance reforms and mandated that substantially all U.S. citizens maintain health insurance coverage. However, the future of the Affordable Care Act is uncertain. The law has been subject to legislative and regulatory changes and court challenges, and the presidential administration and certain members of

Congress have stated their intent to repeal or make additional significant changes to, the Affordable Care Act, its implementation or its interpretation. As part of the tax reform legislation enacted in December 2017, effective January 1, 2019, the financial penalty enforcing the individual mandate was eliminated. Additionally, in December 2018, as a result of this change, a federal judge in Texas found the individual mandate unconstitutional and determined the rest of the Affordable Care Act was therefore invalid. In December 2019, the Fifth Circuit Court of Appeals upheld this decision with respect to the individual mandate, but remanded for further consideration of how this affects the rest of the law. Pending the appeals process, the law remains in place. The elimination of the individual mandate penalty and other changes may impact the number of individuals that elect to obtain public or private health insurance or the scope of such coverage, if purchased. Moreover, final rules issued in 2018 expand the availability of association health plans and allow the sale of short-term, limited-duration health plans, neither of which are required to cover all of the essential health benefits mandated by the Affordable Care Act.

We believe that the Affordable Care Act has had a positive impact on net operating revenues and income from continuing operations as the result of the expansion of private sector and Medicaid coverage that has occurred. However, other provisions of the Affordable Care Act, such as requirements related to employee health insurance coverage, have increased our operating costs. In addition, the Affordable Care Act has made changes to Medicare and Medicaid reimbursement that could adversely impact the reimbursement we receive under these programs. These changes include a productivity offset to the Medicare market basket update and reductions to the Medicare and Medicaid disproportionate share hospital, or DSH, payments.

Substantial uncertainty remains regarding the ongoing net effect of the Affordable Care Act due to the possibility of repeal or significant additional changes to the law, clarifications and modifications resulting from executive orders, the rule-making process, the ultimate outcome of court challenges and the development of agency guidance, whether and how many states ultimately decide to expand Medicaid coverage and on what terms, the number of individuals who elect to purchase health insurance coverage and budgetary issues at federal and state levels. The impact on the healthcare industry and timing of any potential repeal of or further changes to the Affordable Care Act and any alternative provisions is unknown. For example, members of Congress have proposed measures that would expand government-sponsored coverage, including single-payor proposals, which could also significantly affect healthcare providers. Other initiatives and proposals, including those aimed at price transparency and out-of-network charges, may impact prices and the relationships between hospitals and insurers. It is difficult to predict the nature and success of future financial or delivery system reforms.

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

There are ownership and compensation arrangement exceptions to the self-referral prohibition. One exception allows a physician to refer patients to a healthcare entity in which the physician has an ownership interest if the entity is located in a rural area, as defined in the statute. There are also exceptions for many of the customary financial arrangements between physicians and providers, including employment contracts, leases and recruitment agreements. From time to time, the federal government has issued regulations that interpret the provisions included in the Stark Law.

Another exception to the Stark Law, known as the “whole hospital” exception, allows a physician to make a referral to a hospital if the physician owns an interest in the entire hospital, as opposed to an ownership interest in a department of the hospital, and the hospital meets certain “grandfathering” requirements imposed by the Affordable Care Act. These requirements prohibit physicians from increasing the aggregate percentage of their ownership in the hospital and restrict the ability of physician-owned hospitals from expanding the capacity of their aggregate licensed beds, operating rooms and procedure rooms, beyond the ownership percentage and capacities in place in 2010. The whole hospital exception also contains additional public disclosure requirements. A hospital is considered to be physician-owned if any physician, or an immediate family member of a physician, holds debt, stock or other types of investment in the hospital or in any owner of the hospital, excluding physician ownership through publicly-traded securities that meet certain conditions.

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

Evolving interpretations of current, or the adoption of new, federal or state laws or regulations could affect many of the arrangements entered into by each of our hospitals. In addition, law enforcement authorities, including the OIG, the courts and Congress have in recent years increased scrutiny of arrangements between healthcare providers and potential referral sources to ensure that the arrangements are not designed as a mechanism to improperly pay for patient referrals and/or other business. Investigators have demonstrated a willingness to look behind the formalities of a business transaction to determine the underlying purpose of payments between healthcare providers and potential referral sources.

Many states in which we operate have also adopted laws that prohibit payments to physicians in exchange for referrals, similar to the federal Anti-Kickback Statute, or that otherwise prohibit fraud and abuse activities. Many states have also passed self-referral legislation similar to the Stark Law, prohibiting the referral of patients to entities with which the physician has a financial relationship. Often these state laws are broad in scope and may apply regardless of the source of payment for care. These statutes typically provide for criminal and civil penalties, as well as loss of licensure. Little precedent exists for the interpretation or enforcement of these state laws.

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

Conversion Legislation. Many states, including some where we have hospitals and others where we may in the future acquire hospitals, have adopted legislation regarding the sale or other disposition of hospitals operated by not-for-profit entities. In other states that do not have specific legislation, the attorneys general have demonstrated an interest in these transactions under their general obligations to protect charitable assets from waste. These legislative and administrative efforts primarily focus on the appropriate valuation of the assets divested and the use of the proceeds of the sale by the not-for-profit seller. While these reviews and, in some instances, approval processes can add additional time to the closing of a hospital acquisition, we have not had any significant difficulties or delays in completing the acquisition process. There can be no assurance, however, that future actions on the state level will not seriously delay or even prevent our ability to acquire hospitals. If these activities are widespread, they could limit our ability to acquire hospitals.

Certificates of Need. The construction of new facilities, the acquisition of existing facilities, significant capital expenditures and the addition of new services at our facilities may be subject to state laws that require prior approval by state regulatory agencies. These certificate of need, or CON, laws generally require that a state agency determine the public need and give approval prior to the construction or acquisition of facilities, significant capital expenditure or the addition of new services. As of December 31, 2019, we operated 81 hospitals in 15 states that have adopted CON laws. If we fail to obtain necessary state approval, we will not be able to expand our facilities, complete acquisitions or significant capital expenditures or add new services in these states. Violation of these state laws may result in the imposition of civil sanctions or the revocation of a provider’s licenses.

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

Violations of the HIPAA privacy and security regulations may result in criminal penalties and in substantial civil penalties per violation. The civil penalties are adjusted annually based on updates to the consumer price index. HHS is required to perform compliance audits. In addition to enforcement by HHS, state attorneys general are authorized to bring civil actions seeking either injunction or damages in response to violations of HIPAA privacy and security regulations that threaten the privacy of state residents. HHS may resolve HIPAA violations through informal means, such as allowing a covered entity to implement a corrective action plan, but HHS has the discretion to move directly to impose monetary penalties and is required to impose penalties for violations resulting from willful neglect. Our facilities also are subject to any federal or state privacy-related laws that are more restrictive than the privacy regulations issued under HIPAA. These laws vary and could impose additional penalties and subject us to additional privacy and security restrictions. For example, the Federal Trade Commission uses its consumer protection authority to initiate enforcement actions in response to data breaches. In addition, various states, including California, Nevada and Massachusetts, recently have enacted, and other states are considering, new laws and regulations concerning the privacy and security of consumer and other personal information. To the extent we are subject to such requirements, these laws and regulations often have far-reaching effects, may require us to modify our data processing practices and policies and may require us to incur substantial costs and expenses to comply. These laws and regulations often provide for civil penalties for violations, as well as a private right of action for data breaches, which may increase the likelihood or impact of data breach litigation.

Payment

Medicare. Under the Medicare program, we are paid for inpatient and outpatient services performed by our hospitals.

Payments for inpatient acute services are generally made pursuant to a prospective payment system, commonly known as “PPS.” Under PPS, our hospitals are paid a predetermined amount for each hospital discharge based on the patient’s diagnosis. Specifically, each discharge is assigned to a diagnosis-related group, commonly known as a “DRG,” based upon the patient’s condition and treatment during the relevant inpatient stay. Each DRG has a payment weight assigned to it that is based on the average resources used to treat Medicare patients in that DRG. DRG payments are based on national averages and not on charges or costs specific to a hospital. To better account for severity of illness and resource consumption, CMS uses the Medicare Severity DRG system. Medicare sets discharge base rates (standardization payment amounts), which are adjusted according to the DRG relative weights and geographic factors. In addition, hospitals may qualify for an “outlier” payment when a patient’s treatment costs are extraordinarily high and exceed a specified regulatory threshold.

The DRG payment rates for inpatient acute services are adjusted by an update factor on October 1 of each year, the beginning of the federal fiscal year. The index used to adjust the DRG payment rates, known as the “market basket index,” gives consideration to the inflation experienced by hospitals in purchasing goods and services. DRG payment rates were increased by the “market basket index” update of 2.9% and 3.0% for each of federal fiscal years 2019 and 2020, respectively, subject to certain reductions. For federal fiscal year 2019, the market basket update was adjusted by the following percentage points: a positive 0.5 adjustment in accordance with MACRA, a 0.8 reduction for the multifactor productivity adjustment, and a 0.75 reduction in accordance with the Affordable Care Act. For federal fiscal year 2020, the market basket was adjusted by the following percentage points: a positive 0.5 adjustment in accordance with MACRA and a 0.4 point reduction for the multifactor productivity adjustment. A 25% reduction to the market basket index occurs if patient quality data is not submitted, and a reduction of 75% of the market basket index update occurs for hospitals that fail to demonstrate meaningful use of certified electronic health records, or EHR, technology without receiving a hardship exception. Future legislation may decrease the rate of increase for DRG payments or even decrease such payment rates, but we are unable to predict the amount of any reduction or the effect that any reduction will have on us.

The DRG payment rates are also adjusted to promote value-based purchasing, linking payments to quality and efficiency. First, hospitals that meet or exceed certain quality performance standards receive greater reimbursement under CMS’s value-based purchasing program, while hospitals that do not satisfy certain quality performance standards receive reduced Medicare inpatient hospital payments. The amount collected from the reductions is pooled and used to fund the payments that reward hospitals based on a set of quality measures that have been linked to improved clinical processes of care and patient satisfaction. CMS scores each hospital on its achievement relative to other hospitals and improvement relative to that hospital’s own past performance. Second, hospitals experiencing “excess readmissions” for conditions designated by CMS within 30 days from the patient’s date of discharge receive inpatient payments reduced by an amount determined by comparing that hospital’s readmission performance to a risk-adjusted national average. Third, the 25% of hospitals with the worst national risk-adjusted hospital acquired condition, or HAC, rates in the previous year have their total inpatient operating Medicare payments reduced by 1%. HHS has indicated that it will increase its efforts to promote, develop and use alternative payment models such as Accountable Care Organizations, or ACOs, and bundled payment arrangements.

In addition, hospitals may qualify for Medicare DSH payment adjustments when their percentage of low income patients exceeds specified regulatory thresholds. A majority of our hospitals qualify to receive these adjustments. CMS also distributes an additional payment to each DSH hospital for its proportion of uncompensated care costs relative to the uncompensated care amount of other DSH hospitals. The uncompensated care amount is hospital-specific and generally includes charity care and non-Medicare and non-reimbursable Medicare bad debt. The Medicare DSH adjustments and uncompensated care payments as a percentage of net operating revenues were 1.19% and 1.27% for the years ended December 31, 2019 and 2018, respectively. Hospitals may also qualify for Medicaid DSH payments when they qualify under the state established guidelines. These Medicaid DSH payments as a percentage of net operating revenues were 0.54% and 0.52% for the years ended December 31, 2019 and 2018, respectively. The Affordable Care Act provides for reductions to the Medicaid DSH payments, but Congress has delayed the implementation of those reductions until 2020.

We also receive Medicare reimbursement for hospital outpatient services through a PPS. Services paid under the hospital outpatient PPS are grouped into ambulatory payment classifications. APC payment rates are generally determined by applying a conversion factor, which CMS updates annually using a market basket. For calendar year 2019, CMS estimated an increase in hospital outpatient PPS payments of 0.6%. This reflected a market basket increase of 2.9%, with a 0.75 percentage point downward adjustment in accordance with the

Affordable Care Act, and a 0.8 percentage point downward productivity adjustment. For calendar year 2020, CMS estimated an increase in hospital outpatient PPS payments of 1.3%, reflecting a market basket increase of 3.0%, with a negative 0.4 percentage point adjustment for multi-factor productivity. An additional 2.0 percentage point reduction to the market basket update applies to hospitals that do not submit required patient quality data. We are complying with this data submission requirement.

In calendar year 2019, CMS began a two-year phase-in of an expanded site-neutral payment policy for off-campus provider-based departments paid under the outpatient PPS. Under the policy, all off-campus provider-based departments are paid the Medicare Physician Fee Schedule (“MPFS”)-equivalent rate for clinic visits, which is generally lower than the outpatient PPS rate. The MPFS-equivalent rate for calendar year 2020 is 40% of the proposed outpatient PPS rate. Before the expanded policy, the MPFS-equivalent rate did not apply to “excepted” provider-based departments. However, in September 2019, a federal judge invalidated the expansion of the site-neutral payment policy for calendar year 2019. CMS is appealing this decision, but is reprocessing the 2019 claims paid at the lower rates. CMS has announced it will implement the policy in calendar year 2020. Hospitals have also challenged the site-neutral payment policy for calendar year 2020, but the case has not yet been decided.

The Medicare reimbursement discussed above was reduced beginning in 2013 due to the Budget Control Act of 2011 that required across-the-board spending cuts to the federal budget, also known as sequestration. These sequestration cuts included reductions in payments for Medicare and other federally funded healthcare programs, including TRICARE. These reductions have been extended through 2029.

Payment under the Medicare program for physician services is based upon the MPFS, under which CMS has assigned a national relative value unit, or RVU, to most medical procedures and services that reflects the resources required to provide the services relative to all other services. Each RVU is calculated based on a combination of the time and intensity of work required, overhead expense attributable to the service, and malpractice insurance expense. These elements are each modified by a geographic adjustment factor to account for local practice costs and are then aggregated. To determine the payment rate for a particular service, the sum of the geographically adjusted RVUs is multiplied by a conversion factor. For calendar year 2020, CMS updated the conversion factor by a budget neutrality adjustment of 0.14%. In federal fiscal year 2017, CMS implemented the Quality Payment Program, or QPP, a payment methodology intended to reward high-quality patient care. Physicians and certain other healthcare clinicians must participate in one of two QPP tracks. Under both tracks, performance data collected each performance year will affect Medicare payments two years later. CMS expects to transition increasing financial risk to providers as QPP evolves. Under the Advanced Alternative Payment Model, or Advanced APM, track, incentive payments are available based on participation in specific innovative payment models approved by CMS. Providers may earn a Medicare incentive payment and will be exempt from the reporting requirements and payment adjustments imposed under the Merit-Based Incentive Payment System, or MIPS, if the provider has sufficient participation in an Advanced APM. Alternatively, providers may participate in the MIPS track, under which physicians will receive performance-based payment incentives or payment reductions based on their performance with respect to clinical quality, resource use, clinical improvement activities, and meaningful use of EHR. MIPS consolidates components of certain previously established physician incentive programs.

Medicaid. Medicaid is funded jointly by state and federal government. Most state Medicaid payments are made under a PPS or under programs that negotiate payment levels with individual hospitals. In addition to the base payment rates for specific claims for services rendered to Medicaid enrollees, states utilize supplemental reimbursement programs to make separate payments that are not specifically tied to an individual’s care. Supplemental payments may be in the form of Medicaid DSH payments, which are intended to offset a portion of the costs to providers associated with providing care to Medicaid and indigent patients, or non-DSH payments, such as upper payment limit payments, which are intended to address the difference between Medicaid fee-for-service payments and Medicare reimbursement rates. These supplemental reimbursement programs are designed with input from CMS and may be funded with a combination of state and federal resources, including, in certain instances, fees or taxes levied on the healthcare providers. The programs are generally authorized for a specified period of time and require CMS’s approval to be extended. CMS is considering changes to both types of programs, and we are unable to predict whether or on what terms CMS will extend the supplemental programs in the states in which we operate.

The federal government and many states are considering various strategies to reduce Medicaid expenditures. Many states currently operate, or have applied to CMS to operate, Medicaid programs under waivers to standard Medicaid program requirements. CMS has indicated that it intends to increase state flexibility in the administration of Medicaid programs, including allowing states to condition enrollment on work or other community engagement or to use a block grant funding structure. We can provide no assurance that changes to Medicaid programs or reductions to Medicaid funding will not have a material adverse effect on our consolidated results of operations.

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

Commercial Insurance and Managed Care Companies. Our hospitals provide services to individuals covered by private healthcare insurance or by health plans administered by managed care companies. These payors pay our hospitals or in some cases reimburse their policyholders based upon the hospital’s established charges and the coverage provided in the insurance policy. Payors try to limit their costs by negotiating with hospitals and other healthcare providers for discounts to established charges. Commercial insurers and managed care companies also seek to reduce payments to hospitals by establishing payment rules that in effect re-characterize the services ordered by physicians. For example, some payors vigorously review each patient’s length of stay in the hospital and recharacterize as outpatient all inpatient stays of less than a particular duration (e.g., 24 hours). Similarly, some payors have prior authorization requirements designed to shift certain procedures to outpatient settings, where payment rates are typically lower. Reductions in payments for services provided by our hospitals to individuals covered by these payors could adversely affect us.

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

We maintain policies and procedures to respond to the RAC requests and payment denials. Payment recoveries resulting from RAC reviews and denials are appealable, and we pursue reversal of adverse determinations at appropriate appeal levels. Currently, there are significant delays in the assignment of new Medicare appeals to Administrative Law Judges. According to the Office of Medicare Hearings and Appeals, the average processing time in fiscal year 2019 was nearly four years. HHS has finalized rules intended to streamline the process and improve efficiency but has also stressed the need for additional funding. Thus, we may experience significant delays in appealing any RAC payment denials. To ease the backlog of appeals, CMS has announced various settlement initiatives. Depending upon the growth of RAC programs and our success in appealing claims in future periods, our cash flows and results of operations could be negatively impacted.

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

Bundled Payment Initiatives. The CMS Innovation Center is responsible for establishing demonstration projects and other initiatives in order to identify, develop, test and encourage the adoption of new methods of delivering and paying for healthcare that create savings under the Medicare and Medicaid programs, while maintaining or improving quality of care. For example, providers participating in bundled payment initiatives accept accountability for costs and quality of care by agreeing to receive one payment for services provided to Medicare patients for certain medical conditions or episodes of care. By rewarding providers for increasing quality and reducing costs and penalizing providers if costs exceed a certain amount, bundled payment models are intended to lead to higher quality, more coordinated care at a lower cost to the Medicare program. The CMS Innovation Center has implemented bundled payment models, including the Bundled Payment for Care Improvement Advanced, or BPCI Advanced, initiative, which is expected to run through December 2023. We are participating in BPCI Advanced initiatives in seven of our markets. Participation in bundled payment programs is generally voluntary, but CMS requires hospitals located in certain geographic areas to participate in a mandatory bundled payment program for specified orthopedic procedures, which is scheduled to run through December 2020. CMS has indicated that it is developing more bundled payment models, some of which may be mandatory. We expect value-based purchasing programs, including models that condition reimbursement on patient outcome measures, to become more common with both governmental and non-governmental payors.

Supply Contracts

We purchase items, primarily medical supplies, medical equipment and pharmaceuticals, under an agreement with HealthTrust, a GPO in which we are a noncontrolling partner. As of December 31, 2019, we had a 14.5% ownership interest in HealthTrust. By participating in this organization, we are able to procure items at competitively priced rates for our hospitals. There can be no assurance that our arrangement with HealthTrust will continue to provide the discounts that we have historically received.

Competition

The hospital industry is highly competitive. The competition among hospitals and other healthcare providers for patients has intensified as patients have become more conscious of rising costs and quality of care in the healthcare decision-making process. Certain of our hospitals are located in non-urban service areas in which we are the sole provider of general acute care health services. Those hospitals in non-urban service areas face no direct competition because there are no other hospitals in their primary service areas. However, these hospitals face competition from hospitals outside of their primary service area, including hospitals in urban areas that provide more complex services. Patients in those service areas may travel to these other hospitals for a variety of reasons, including the need for services we do not offer, payor networks that exclude our providers, or physician referrals. Patients who are required to seek services from these other hospitals may subsequently shift their preferences to those hospitals for services we do provide. Our other hospitals, in selected urban service areas, may face competition from hospitals that are more established than our hospitals. Some of our competitors offer services, including extensive medical research and medical education programs, that are not offered by our facilities. In addition, in certain markets where we operate, there are large teaching hospitals that provide highly specialized facilities, equipment and services that may not be available at our hospitals. We also face competition from other specialized care providers, including outpatient surgery, orthopedic, oncology and diagnostic centers. Some competitors are implementing physician alignment strategies, such as employing physicians, acquiring physician practice groups, and participating in ACOs, or other clinical integration models. Cost-reduction strategies by large employer groups and their affiliates may increase this competition. We believe that we will continue to face increased competition in outpatient service models that become more integrated through acquisitions or partnerships between physicians, specialized care providers, and managed care payors.

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

Trends towards transparency may have a potential impact on our competitive position in ways that we are unable to predict. CMS publicizes on its Hospital Compare website data that hospitals submit in connection with Medicare reimbursement claims, including performance data related to quality measures and patient satisfaction surveys. Federal law provides for the future expansion of the number of quality measures that must be reported. Currently, hospitals are required to publish online a list of their standard charges for items and services. Beginning in 2021, hospitals will be required to publish additional types of standard charges for all items and services, including discounted cash prices and payor-specific and de-identified negotiated charges, in a publicly accessible online file. Hospitals will also be required to publish a consumer-friendly list of charges for certain “shoppable” services (i.e., services that can be scheduled by a patient in advance) and any associated ancillary services.

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

Employees and Medical Staff

At December 31, 2019, we had approximately 80,000 employees, including approximately 17,000 part-time employees. References herein to “employees” refer to employees of our affiliates. We are subject to various state and federal laws that regulate wages, hours, benefits and other terms and conditions relating to employment. At December 31, 2019, certain employees at eight of our hospitals are represented by various labor unions. It is likely that union organizing efforts will take place at additional hospitals in the future. We consider our employee relations to be good and have not experienced work stoppages that have materially, adversely affected our business or results of operations. Our hospitals, like most hospitals, have experienced rising labor costs. In some markets, nurse and medical support personnel availability has become a significant operating issue to healthcare providers. To address this challenge, we have implemented several initiatives to improve retention, recruiting, compensation programs and productivity.

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

We have a significant amount of indebtedness, which is more fully described in the Liquidity and Capital Resources section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Form 10-K and Note 6 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this Form 10-K. As of December 31, 2019, we had approximately $11.5 billion aggregate principal amount of senior secured indebtedness outstanding and approximately $1.9 billion of senior unsecured indebtedness outstanding, and an additional approximately $442 million of borrowing capacity under the ABL Facility (after taking into account borrowing base limitations and approximately $145 million of outstanding letters of credit).

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

•	some of our borrowings, including borrowings under the ABL Facility, accrue interest at variable rates, exposing us to the risk of increased interest rates;

•	it may limit our ability to make strategic acquisitions or cause us to make nonstrategic divestitures;

•	it may limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to our competitors that are less highly leveraged; and

•	it may increase our vulnerability in connection with adverse changes in general economic, industry or competitive conditions or government regulations or other adverse developments.

Despite current indebtedness levels, we may still be able to incur substantially more debt. This could further exacerbate the risks described in this section.

We and our subsidiaries have the ability to incur substantial additional indebtedness in the future, subject to restrictions contained in the ABL Facility and the indentures governing our outstanding notes. The ABL Facility provides for commitments and borrowings of up to approximately $1.0 billion in the aggregate, of which

$273 million was drawn on December 31, 2019. The aggregate amount we may draw under the ABL Facility may not exceed the “borrowing base” (as calculated thereunder) less outstanding letters of credit thereunder, which fluctuates from time to time. As of December 31, 2019, the borrowing base under the ABL Facility was $860 million and the outstanding letters of credit issued under the ABL Facility were $145 million. Aside from the ABL Facility, our ability to incur other additional secured debt (other than secured debt used to refinance existing secured debt) is highly limited by certain of the indentures governing our outstanding notes. If additional indebtedness is added to our current debt levels, the related risks that we currently face related to indebtedness as noted in this section could increase.

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

In addition, the borrower under the ABL Facility and issuer of our outstanding notes is a holding company with no direct operations. Its principal assets are the equity interests we hold in our operating subsidiaries. As a result, we are dependent upon dividends and other payments from our subsidiaries to generate the funds necessary to meet our outstanding debt service and other obligations. Our subsidiaries may not generate sufficient cash from operations to enable us to make principal and interest payments on our indebtedness. In addition, any payments of dividends, distributions, loans or advances to us by our subsidiaries could be subject to legal and contractual restrictions.

Our subsidiaries are permitted under the terms of our indebtedness to incur additional indebtedness that may restrict payments from those subsidiaries to us. The agreements governing the current and future indebtedness of our subsidiaries may not permit those subsidiaries to provide us with sufficient cash to fund payments on our indebtedness when due. Our non-guarantor subsidiaries are separate and distinct legal entities, and they have no obligation, contingent or otherwise, to pay amounts due under the terms of our indebtedness or to make any funds available to pay those amounts, whether by dividend, distribution, loan or other payment. If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. Our ability to refinance our indebtedness on favorable terms, or at all, is directly affected by the then current general economic and financial conditions. In addition, our ability to incur additional secured indebtedness (which would generally enable us to achieve better pricing than the incurrence of unsecured indebtedness) depends in part on the value of our assets, which depends, in turn, on the strength of our cash flows and results of operations, and on economic and market conditions and other factors. We may find it necessary or prudent to refinance certain of our outstanding indebtedness, the terms of which may not be favorable to us.

We cannot assure you that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our existing or future debt agreements, including the ABL Facility and the indentures governing our outstanding notes. For example, the ABL Facility and the indentures governing our outstanding notes restrict our ability to dispose of certain assets and use the proceeds from any dispositions. We may not be able to consummate those dispositions and any proceeds we receive may not be adequate to meet any debt service obligations then due.

Restrictive covenants in the agreements governing our indebtedness may adversely affect us.

The ABL Facility and the indentures governing our outstanding notes contain various covenants that limit our ability to take certain actions, including our ability to:

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

In addition, the ABL Facility contains restrictive covenants and may, in certain circumstances, require us to maintain a specified financial ratio and satisfy other financial condition tests. Our ability to meet these restrictive covenants and financial ratio and tests (if applicable) may be affected by events beyond our control, and we cannot assure you that we will meet those tests.

Moreover, our ability to incur additional secured debt (other than (i) secured debt to refinance existing secured debt and (ii) indebtedness incurred in the ABL Facility) is highly limited.

A breach of any of these covenants could result in a default under the ABL Facility and the indentures governing our outstanding notes. Upon the occurrence of an event of default under the ABL Facility or any of the indentures governing our outstanding notes, all amounts outstanding under the applicable indebtedness may become immediately due and payable and all commitments under the ABL Facility to extend further credit may be terminated. If we were unable to repay those amounts, the holders of such indebtedness could, subject to applicable intercreditor agreements, proceed against the collateral granted to them to secure that indebtedness.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Our borrowings under the ABL Facility are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. Our interest expense, net, for the year ended December 31, 2019 was $1.0 billion. For the year ended December 31, 2019, a fluctuation in interest rates of 1% on our variable rate debt under the ABL Facility that is not hedged by interest rate swaps would have resulted in a fluctuation in our interest expense of approximately $3 million.

In addition, certain of our variable rate indebtedness uses London Interbank Offered Rate, or LIBOR, as a benchmark for establishing the rate of interest and may be hedged with LIBOR-based interest rate derivatives. LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform. These reforms and other pressures may cause LIBOR to be replaced with a new benchmark or to perform differently than in the past. The consequences of these developments cannot be entirely predicted, but could include an increase in the cost of our variable rate indebtedness.

If we are unable to make payments on our indebtedness, we could be in default under the terms of the agreements governing our indebtedness.

If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, including covenants in the ABL Facility and the indentures governing our outstanding notes, we could be in default under the terms of the agreements governing such indebtedness. In the event of any default, the holders of such indebtedness could elect to declare all the funds borrowed to be immediately due and payable, together with accrued and unpaid interest; the lenders under the ABL Facility could elect to terminate their commitments thereunder, cease making further loans and direct the applicable collateral agents to institute foreclosure proceedings against our assets; and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to obtain waivers from the required lenders under the ABL Facility to avoid being in default. If we breach our covenants under the ABL Facility and seek a waiver, we may not be able to obtain a waiver from the required lenders. If this occurs, we would be in default under the ABL Facility, the lenders could exercise their rights, as described above, and we could be forced into bankruptcy or liquidation.

We have a substantial amount of indebtedness that will mature and become due in the near future.

As further described in the Liquidity and Capital Resources section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Form 10-K and Note 6 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this Form 10-K, we have a substantial amount of indebtedness scheduled to mature in the near future, a significant portion of which will mature in close proximity to each other. As a result, we may not have sufficient cash to repay all amounts owing under such indebtedness and there can be no assurance that we will have the ability to borrow or otherwise raise the amounts necessary to repay all such amounts. Our ability to refinance our indebtedness on favorable terms, or at all, is dependent on (among other things) conditions in the credit and capital markets which are beyond our control.

If we are unable to continue to complete divestitures as previously disclosed, our results of operations and financial condition could be adversely affected.

We have been implementing a portfolio rationalization and deleveraging strategy by divesting hospitals and non-hospital businesses that are attractive to strategic and other buyers. Generally, these businesses are not in one of our strategically beneficial service areas, are less complementary to our business strategy and/or have lower operating margins. In connection with our divestiture initiative, we have received offers from strategic buyers to buy certain of our assets. After considering these offers, we have divested, and expect to continue to divest, hospitals and non-hospital businesses when we find such offers to be attractive and in line with our operating strategy. However, there is no assurance that contemplated divestitures will be completed or, if they are completed, the aggregate amount of proceeds we will receive, that contemplated divestitures will be completed within our contemplated timeframe, or that contemplated divestitures will be completed on terms favorable to us or on terms sufficient to allow us to achieve our deleveraging strategy. Additionally, the results of operations for these hospitals we plan to divest and the potential gains or losses on the sales of those businesses may adversely affect our profitability. Moreover, we may incur asset impairment charges related to planned or completed divestitures that reduce our profitability.

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

Our business strategy has historically included growth by acquisitions. However, not-for-profit hospital systems and other for-profit hospital companies generally attempt to acquire the same type of hospitals as we do. LifePoint Health, Inc. is a principal competitor for acquisitions. Other competitors include HCA Healthcare, Inc., or HCA, Universal Health Services, Inc., or UHS, other non-public, for profit hospitals and local market hospitals. Some of the competitors for our acquisitions have greater financial resources than we have. Furthermore, some hospitals are sold through an auction process, which may result in higher purchase prices than we believe are reasonable. Therefore, we may not be able to acquire additional hospitals on terms favorable to us.

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

The healthcare industry is highly competitive among hospitals and other healthcare providers, such as urgent care centers and other outpatient providers and other industry participants, for patients, affiliations with physicians and acquisitions. Changes in licensure or other regulations and industry consolidation could negatively impact our competitive position. For example, in states with CON or similar prior approval requirements, removal of these requirements could remove barriers to entry and increase competition in our service areas. Our hospitals, our competitors, and other healthcare industry participants are increasingly implementing physician alignment strategies, such as acquiring physician practice groups, employing physicians and participating in ACOs or other clinical integration models. Increasing consolidation within the payor industry, vertical integration efforts involving payors and healthcare providers, and cost-reduction strategies by payors, large employer groups and their affiliates may impact our ability to contract with payors on favorable terms and otherwise affect our competitive position.

The majority of our hospitals are located in non-urban service areas where we believe we are the sole provider of general acute care health services. As a result, the most significant competition from providers of general acute care services comes from hospitals outside of our primary service areas, typically hospitals in urban areas that provide more complex services. Patients in our primary service areas may travel to other hospitals because of physician referrals, payor networks that exclude our providers or the need for services we do not offer, among other reasons. Patients who receive services from these other hospitals may subsequently shift their preferences to those hospitals for the services we provide.

At December 31, 2019, 35 of our hospitals competed with more than one other non-affiliated hospital in their respective primary service areas. In most markets in which we are not the sole provider of general acute care health services, our primary competitor is a municipal or not-for-profit hospital. These hospitals are owned by tax-supported governmental agencies or not-for-profit entities supported by endowments and charitable contributions. They do not pay income or property taxes, and can make capital expenditures without paying sales tax. These financial advantages may better position these hospitals to maintain more modern and technologically upgraded facilities and equipment and offer services more specialized than those available at our hospitals. If our competitors are better able to attract patients with these offerings, we may experience an overall decline in patient volume.

Trends toward transparency and value-based purchasing may have an unanticipated impact on our competitive position and patient volumes. The CMS Hospital Compare website makes available to the public certain data that hospitals submit in connection with Medicare reimbursement claims, including performance data related to quality measures and patient satisfaction surveys. Further, every hospital must establish and update annually a public, online listing of the hospital’s standard charges for items and services. Beginning in 2021, hospitals will be required to publish additional types of standard charges for all items and services, including discounted cash prices and payor-specific charges, along with a consumer-friendly list of charges for certain “shoppable” services. If any of our hospitals achieve poor results (or results that are lower than our competitors) on the quality measures or on patient satisfaction surveys, or if our standard charges are higher than our competitors, we may attract fewer patients. It is unclear how price transparency requirements and similar initiatives will affect consumer behavior, our relationships with payors, or our ability to set and negotiate practices.

We expect these competitive trends to continue. If we are unable to compete effectively with other hospitals and other healthcare providers, patients may seek healthcare services at providers other than our hospitals and affiliated businesses.

The failure to obtain our medical supplies at favorable prices could cause our operating results to decline.

We have a participation agreement with HealthTrust, a GPO. The current term of this agreement expires in January 2021, with automatic renewal terms of one year unless either party terminates by giving notice of non-renewal. GPOs attempt to obtain favorable pricing on medical supplies with manufacturers and vendors, sometimes by negotiating exclusive supply arrangements in exchange for discounts. To the extent these exclusive supply arrangements are challenged or deemed unenforceable, we could incur higher costs for our medical supplies obtained through HealthTrust. Further, costs of supplies and drugs may continue to increase due to market pressure from pharmaceutical companies and new product releases. Higher costs could continue to adversely impact our operating results. Also, there can be no assurance that our arrangement with HealthTrust will provide the discounts we expect to achieve.

If the fair value of our reporting unit declines, a material non-cash charge to earnings from impairment of our goodwill could result.

At December 31, 2019, we had approximately $4.3 billion of goodwill. We expect to recover the carrying value of this goodwill through our future cash flows. On an ongoing basis, under U.S. GAAP, we evaluate, based on the fair value of our reporting unit, whether the carrying value of our goodwill is impaired when events or changes in circumstances indicate that such carrying value may not be recoverable. U.S. GAAP requires us to test goodwill for impairment at least annually.

During 2017, we early adopted Accounting Standards Update, or ASU, 2017-04, which allows a company to record a goodwill impairment when the carrying value of a reporting unit exceeds its fair value determined in step one.

Our most recent goodwill evaluations were performed during the fourth quarter of 2019, with an October 31, 2019 measurement date and during the fourth quarter of 2018, with an October 31, 2018 measurement date, each of which indicated no impairment. However, during the three months ended December 31, 2017, in connection with the preparation of the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017, we identified certain indicators of impairment and performed an interim goodwill impairment evaluation as of November 30, 2017. Those indicators were primarily a further decline in our market capitalization and fair value of our long-term debt during November 2017. We performed an estimated calculation of fair value in step one of the impairment test at November 30, 2017, which indicated that the carrying value of our hospital operations reporting unit exceeded its fair value. As a result of this evaluation and the early adoption of ASU 2017-04, we recorded a non-cash impairment charge of $1.419 billion to goodwill during the three months ended December 31, 2017. In addition, we also recorded a non-cash impairment charge of $1.395 billion during the year ended December 31, 2016.

While no impairment was indicated in our most recent annual goodwill evaluations as of the October 31, 2019 and October 31, 2018 measurement dates, the reduction in our fair value and the resulting goodwill impairment charges recorded during 2016 and 2017 reduced the carrying value of our hospital operations reporting unit to an amount equal to our estimated fair values as of such prior year measurement dates. This increases the risk that future declines in fair value could result in goodwill impairment. The determination of fair value in step one of our goodwill impairment analysis is based on an estimate of fair value for the hospital operations reporting unit utilizing known and estimated inputs at the evaluation date. Some of those inputs include, but are not limited to, the most recent price of our common stock or fair value of our long-term debt, estimates of future revenue and expense growth, estimated market multiples, expected capital expenditures, income tax rates, and costs of invested capital. Future estimates of fair value could be adversely affected if the actual outcome of one or more of these assumptions changes materially in the future, including further decline in our stock price or fair value of our long-term debt, lower than expected hospital volumes, higher market interest rates or increased operating costs. Such changes impacting the calculation of our fair value could result in a material impairment charge in the future.

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

In recent years, the U.S. Congress and certain state legislatures have introduced, considered or passed a large number of proposals and legislation designed to make major changes in the healthcare system, including changes intended to increase access to health insurance.

The Affordable Care Act is the most prominent of these reform efforts. The law expanded health insurance coverage through a combination of public program expansion and private sector health insurance reforms, mandated that substantially all U.S. citizens maintain health insurance coverage, reduced Medicare reimbursement to hospitals, and promotes value-based purchasing. Court challenges and efforts by the presidential administration and certain members of Congress to repeal or make significant changes to the Affordable Care Act, its implementation and/or its interpretation have cast considerable uncertainty on the future of the law. For example, a presidential executive order directs agencies to minimize “economic and regulatory burdens” of the Affordable Care Act. Moreover, in June 2018, the Department of Labor issued a final rule expanding availability of association health plans, which are not required to adhere to specific Affordable Care Act coverage mandates. Additionally, effective January 2019, the financial penalty for individuals that fail to maintain insurance coverage associated with the individual mandate was eliminated as part of the tax reform legislation that was enacted in December 2017. In December 2018, as a result of this change, a federal judge in Texas found the individual mandate unconstitutional and determined the rest of the Affordable Care Act was therefore invalid. In December 2019, the Fifth Circuit Court of Appeals upheld this decision with respect to the individual mandate, but remanded for further consideration of how this affects the rest of the law. The law remains in place pending the appeals process. The elimination of the individual mandate and other changes may impact the number of individuals that elect to obtain public or private health insurance or the scope of such coverage, if purchased.

There is uncertainty regarding whether, when, and how the Affordable Care Act will be further changed, the ultimate outcome of court challenges and how the Affordable Care Act will be interpreted and implemented. Court challenges and changes by Congress or government agencies could eliminate or alter provisions beneficial to us while leaving in place provisions reducing our reimbursement. The repeal or invalidation of or changes to the Affordable Care Act may have an adverse effect on our business, results of operations, cash flow, capital resources and/or liquidity.

There is also uncertainty regarding whether other health reform measures will be adopted, what alternative provisions, if any, will be enacted, the timing and implementation of alternative provisions, and the impact of alternative provisions on providers as well as other healthcare industry participants. For example, CMS administrators have indicated that they intend to grant states additional flexibility in the administration of state Medicaid programs, including expanding the scope of waivers under which states may impose different eligibility or enrollment restrictions or otherwise implementing programs that vary from federal standards. CMS administrators have also signaled interest in changing Medicaid payment models, including allowing states to obtain funding through a block grant program and adopting value-based care models. Other health reform initiatives and proposals, including those aimed at price transparency and out-of-network charges, may impact prices, our competitive position and the relationships between hospitals and insurers. Further, the outcome of the 2020 federal election and its potential impact on health reform efforts is unknown. Some presidential candidates and members of Congress have proposed measures that would expand government-sponsored coverage, including single-payor proposals, and some states are considering similar measures. Other industry participants, such as private payors and large employer groups and their affiliates, may also introduce financial or delivery system reforms. We are unable to predict the nature and success of such initiatives, but they may have an adverse impact on our business.

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

In 2019, 38.4% of our net operating revenues, came from the Medicare and Medicaid programs. However, as federal healthcare expenditures continue to increase and state governments continue to face budgetary shortfalls, federal and state governments have made, and continue to make, significant changes in the Medicare and Medicaid programs, including reductions in reimbursement levels. For example, on November 18, 2019, CMS proposed the Medicaid Fiscal Accountability Regulation, 84 Fed. Reg. 63, 772. If this proposed rule is adopted in its current form, this could have a significant impact on the amounts some of our hospitals receive in Medicaid funding. In addition, CMS may implement changes through new or modified demonstration projects authorized pursuant to Medicaid waivers. In January 2020, CMS announced a demonstration project allowing for a block grant funding model. Some of these changes have decreased, or could decrease, the amount of money we receive for our services relating to these programs.

In addition, government and commercial payors as well as other third parties from whom we receive payment for our services attempt to control healthcare costs by, for example, requiring hospitals to discount payments for their services in exchange for exclusive or preferred participation in their benefit plans, restricting coverage through utilization review, reducing coverage of inpatient and emergency room services and shifting care to outpatient settings, requiring prior authorizations, and implementing alternative payment models. The ability of commercial payors to control healthcare costs using these measures may be enhanced by the increasing consolidation of insurance and managed care companies and vertical integration of health insurers with healthcare providers. In addition, price transparency initiatives may impact our ability to obtain or maintain favorable contract terms. For example, beginning in 2021, hospitals will be required by federal regulation to publish online payor-specific negotiated charges and de-identified minimum and maximum charges.

In 2019, 60.6% of our net operating revenues came from commercial payors. Our contracts with payors require us to comply with a number of terms related to the provision of services and billing for services. If we are unable to negotiate increased reimbursement rates, maintain existing rates or other favorable contract terms, effectively respond to payor cost controls and reimbursement policies or comply with the terms of our payor contracts, the payments we receive for our services may be reduced. Also, we are increasingly involved in disputes with payors and experience payment denials, both prospectively and retroactively. In addition, individuals have been increasingly enrolling in high-deductible health plans, which tend to have lower reimbursement rates for providers along with higher co-pays and deductibles due from the patient in comparison to traditional health plans. These higher co-pays and deductibles due from patients are subject to increased collection cost and risk. In addition, these high-deductible health plans, sometimes referred to as consumer-directed plans, may even exclude our hospitals and employed physicians from coverage.

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

We could be subject to increased monetary penalties and/or other sanctions, including exclusion from federal healthcare programs, if we fail to comply with the terms of the CIA.

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

Efforts to repeal or revise the Affordable Care Act have cast considerable uncertainty on the future of the law and its effects on the size of the uninsured population. For example, Congress eliminated, effective January 1, 2019, the financial penalty associated with the Affordable Care Act’s mandate that individuals enroll in an insurance plan. In December 2018, as a result of this change, a federal judge in Texas found the individual mandate unconstitutional and determined that the rest of the Affordable Care Act was therefore invalid. In December 2019, the Fifth Circuit Court of Appeals upheld this decision with respect to the individual mandate, but remanded for further consideration of how this affects the rest of the law. Pending the appeals process, the law remains in place. In addition, the Medicaid program continues to evolve, both as a result of the Affordable Care At and subsequent legislation and agency initiatives. Changes include the number and identity of states that choose to expand or otherwise modify Medicaid programs and the terms of expansion and other program modifications. Some of these program changes, such as requirements that Medicaid recipients meet certain work requirements, have reduced and may continue to reduce the number of program participants in certain states. These variables, among others, make it difficult to predict the number of uninsured individuals and what percentage of our total revenue will be comprised of self-pay revenues.

We may be adversely affected by the growth in patient responsibility accounts as a result of increases in the adoption of plan structures, including health savings accounts, narrow networks and tiered networks, that shift greater responsibility for care to individuals through greater exclusions and copayment and deductible amounts. Further, our ability to collect patient responsibility accounts may be limited by statutory, regulatory and investigatory initiatives, including private lawsuits directed at hospital charges and collection practices for uninsured and underinsured patients and regulatory restrictions on charges for out-of-network services. In addition, a deterioration of economic conditions in the United States could potentially lead to higher levels of uninsured patients, result in higher levels of patients covered by lower paying government programs, result in fiscal uncertainties at both government payors and private insurers and/or limit the economic ability of patients to make payments for which they are responsible. If we experience growth in self-pay volume or deterioration in collectability of patient responsibility accounts, our financial condition or results of operations could be adversely affected.

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

If our adoption and utilization of electronic health record systems fails to satisfy HHS standards, our consolidated results of operations could be adversely affected, and we may be adversely affected by changing and more burdensome interoperability requirements.

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

The federal government is also promoting the efficient exchange of health care information to improve health care. The 21st Century Cures Act prohibits information blocking by health care providers and certain other entities, which is defined as engaging in activities that are likely to interfere with, prevent or materially discourage access, exchange or use of electronic health information, subject to limited exceptions. Initiatives related to health care technology and interoperability may require changes to our operations, impose new and complex obligations on us, affect our relationships with providers, vendors and other third parties and require investments in infrastructure. We may be subject to penalties for failure to comply.

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

If we fail to comply with our obligations under license or technology agreements with third parties, we may be required to pay damages and we could lose license rights that are critical to our business.

We license certain intellectual property, including technologies and software from third parties, that is important to our business, and in the future we may enter into additional agreements that provide us with licenses to valuable intellectual property or technology. If we fail to comply with any of the obligations under our license agreements, we may be required to pay damages and the licensor may have the right to terminate the license. Termination by the licensor would cause us to lose valuable rights, and could prevent us from selling our solutions and services, or adversely impact our ability to commercialize future solutions and services. Our business would suffer if any current or future licenses terminate, if the licensors fail to abide by the terms of the license, if the licensors fail to enforce licensed patents against infringing third parties, if the licensed intellectual property are found to be invalid or unenforceable, or if we are unable to enter into necessary licenses on acceptable terms. Any of the foregoing could have an adverse effect on our business, financial condition or results of operations.

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

We rely extensively on computer systems to manage clinical and financial data, communicate with our patients, payors, vendors and other third parties and summarize and analyze operating results. We have made significant investments in technology to protect our systems, equipment and medical devices and information from cybersecurity risks. During the second quarter of 2014, our computer network was the target of an external, criminal cyber-attack in which the attacker successfully copied and transferred certain data outside the Company. This data included certain non-medical patient identification data (such as patient names, addresses, birthdates, telephone numbers and social security numbers) considered protected under HIPAA, but did not include patient credit card, medical or clinical information. The remediation efforts in response to the attack have been substantial, including continued development and enhancement of our controls, processes and practices designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access. Also in connection with the cyber-attack, we have been subject to multiple purported class action lawsuits and government investigations by various State Attorneys General and the U.S. Department of Health and Human Services Office for Civil Rights, and may be subject to additional litigation, potential governmental inquiries and potential reputation damages.

In spite of our security measures, there can be no assurance that we will not be subject to additional cyber-attacks or security breaches in the future. In the definitive agreements we enter into in connection with the divestiture of hospitals, we routinely agree to provide transition services to the buyer, including access to our legacy information systems, for a defined transition period. By providing access to our information systems to non-employees, we are exposed to cyber-attacks or security breaches that originate outside of our processes and practices designed to prevent such threats from occurring. In addition, we may be at increased risk because we outsource certain services or functions to, or have systems that interface with, third parties. Some of these third parties may store or have access to our data and may not have effective controls, processes, or practices to protect our information from attack, damage, or unauthorized access. A breach or attack affecting any of these third parties could harm our business.

Cyber-attacks or security breaches could impact the integrity, availability or privacy of protected health information or other data subject to privacy laws or disrupt our information technology systems, devices or business, including our ability to provide various healthcare services. For example, medical devices that connect to hospital networks or the internet may be vulnerable to cybersecurity incidents, which may impact patient safety. Additionally, growing cyber-security threats related to the use of ransomware and other malicious software threaten the access and utilization of critical information technology and data. As a result, cybersecurity and the continued development and enhancement of our controls, process and practices designed to protect our information systems from attack, damage or unauthorized access remain a priority for us. Our ability to recover from a ransomware or other cyber-attack is dependent on these practices, including successful backup systems and other recovery procedures. As cyber-threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities, but we still might not be able to anticipate or prevent certain attack methods. If we are subject to cyber-attacks or security breaches in the future, this could result in harm to patients; business interruptions and delays; the loss, misappropriation, corruption or unauthorized access of data; litigation and potential liability under privacy, security, breach notification and consumer protection laws or other applicable laws; reputational damage and federal and state governmental inquiries, any of which could have an adverse effect on our business, financial condition or results of operations.

A pandemic, epidemic or outbreak of an infectious disease in the markets in which we operate or that otherwise impacts our facilities could adversely impact our business.

If a pandemic, epidemic, or outbreak of an infectious disease including the recent outbreak of respiratory illness caused by a novel coronavirus known as COVID-19 first identified in Wuhan, China in December 2019, or other public health crisis were to affect our markets, our business could be adversely affected. Any such crisis could diminish the public trust in healthcare facilities, especially hospitals that fail to accurately or timely diagnose, or that are treating (or have treated) patients affected by contagious diseases. If any of our facilities were involved in treating patients for such a contagious disease, other patients might cancel elective procedures or fail to seek needed care at our facilities. Further, a pandemic might adversely impact our business by causing a temporary shutdown or diversion of patients, by disrupting or delaying production and delivery of materials and products in the supply chain or by causing staffing shortages in our facilities. In particular, while it is uncertain the extent to which the coronavirus may impact our business, given that a portion of pharmaceuticals and medical supplies used at our facilities are sourced from China, in the event that the coronavirus outbreak, or any actions taken by the Chinese government or other governmental authorities in connection therewith, were to disrupt the supply of these pharmaceuticals and/or medical supplies, then our business could be adversely affected. In addition, although we have disaster plans in place and operate pursuant to infectious disease protocols, the potential impact of a pandemic, epidemic or outbreak of an infectious disease with respect to our markets or our facilities is difficult to predict and could adversely impact our business.

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

There is a trend toward value-based purchasing of healthcare services across the healthcare industry among both government and commercial payors. Generally, value-based purchasing initiatives tie payment to the quality and efficiency of care. For example, hospital payments may be negatively impacted by the occurrence of hospital acquired conditions, or HACs. The 25% of hospitals with the worst national risk-adjusted HAC rates for all hospitals in the previous year receive a 1% reduction in their total Medicare payments. Medicare does not reimburse for care related to HACs. In addition, federal funds may not be used under the Medicaid program to reimburse providers for services provided to treat HACs. Hospitals that experience excess readmissions for designated conditions receive reduced payments for all inpatient discharges. HHS also reduces Medicare inpatient hospital payments for all discharges by a required percentage and pools the amount collected from these reductions to fund payments to reward hospitals that meet or exceed certain quality performance standards. Further, Medicare and Medicaid require hospitals to report certain quality data to receive full reimbursement updates.

HHS has focused on tying Medicare payments to quality or value through alternative payment models, which generally aim to make providers attentive to the quality and cost of care they deliver to patients. Examples of alternative payment models include ACOs and bundled payment arrangements. An ACO is a care coordination model intended to produce savings as a result of improved quality and operational efficiency. In bundled payment models, providers receive one payment for services provided to patients for certain medical conditions or episodes of care, accepting accountability for costs and quality of care. Providers may receive supplemental Medicare payments or owe repayments to CMS depending on whether spending exceeds or falls below a specified spending target and whether certain quality standards are met. Currently, participation in Medicare bundled payment programs is voluntary, except for hospitals located in certain geographic areas with respect to specified orthopedic procedures. CMS has indicated that it is developing more voluntary and mandated bundled payment models.

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

Our revenues are particularly sensitive to regulatory and economic changes in states in which we generate a significant portion of our revenues, including Florida, Indiana, Texas, Alabama and Mississippi. Accordingly, any change in the current demographic, economic, competitive, or regulatory conditions in these states could have an adverse effect on our business, financial condition, or results of operations. Changes to the Medicaid programs in these states could also have an adverse effect on our business, financial condition, results of operations, or cash flows. The Texas Healthcare Transformation and Quality Improvement Program, or the Texas Waiver Program, which provides funding for uncompensated care and delivery system reform initiatives, is operated under a waiver granted pursuant to Section 1115 of the Social Security Act. In December 2017, CMS approved an extension of this waiver through September 30, 2022. In accordance with this extension, Texas has submitted a plan to CMS for approval that outlines the state’s transition away from funding for its Delivery System Reform Incentive payment program, which currently provides support to hospitals and other providers to reform healthcare delivery systems. We cannot guarantee that revenues recognized from the program will not decrease or predict whether the Texas Waiver Program will be further extended or changed.

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

For each of our hospitals owned or leased as of December 31, 2019, the following table shows its location, the date of its acquisition or lease inception and the number of licensed beds:

Hospital	City	Licensed Beds(1)	Date of Acquisition/Lease Inception	Ownership Type
Alabama

South Baldwin Regional Medical Center	Foley	112	June, 2000	Leased

Grandview Medical Center	Birmingham	402	July, 2007	Owned

Flowers Hospital	Dothan	235	July, 2007	Owned

Medical Center Enterprise	Enterprise	131	July, 2007	Owned

Gadsden Regional Medical Center	Gadsden	346	July, 2007	Owned

Crestwood Medical Center	Huntsville	180	July, 2007	Owned

Alaska

Mat-Su Regional Medical Center	Palmer	109	July, 2007	Owned

Arizona

Western Arizona Regional Medical Center	Bullhead City	139	July, 2000	Owned

Northwest Medical Center	Tucson	300	July, 2007	Owned

Oro Valley Hospital	Oro Valley	146	July, 2007	Owned

Arkansas

Northwest Health System

Northwest Medical Center - Bentonville	Bentonville	128	July, 2007	Owned

Northwest Medical Center - Springdale	Springdale	222	July, 2007	Owned

Willow Creek Women’s Hospital	Johnson	64	July, 2007	Owned

Northwest Health Physician’s Specialty Hospital	Fayetteville	20	April, 2016	Leased

Siloam Springs Regional Hospital	Siloam Springs	73	February, 2009	Owned

Medical Center of South Arkansas	El Dorado	166	April, 2009	Leased

Florida

North Okaloosa Medical Center	Crestview	110	March, 1996	Owned

Bayfront Health Brooksville	Brooksville	120	January, 2014	Leased

Bayfront Health Port Charlotte	Port Charlotte	254	January, 2014	Owned

Bayfront Health Punta Gorda	Punta Gorda	208	January, 2014	Owned

Bayfront Health St. Petersburg	St. Petersburg	480	January, 2014	Leased

Bayfront Health Spring Hill	Spring Hill	124	January, 2014	Leased

Lower Keys Medical Center	Key West	167	January, 2014	Leased

Physicians Regional Healthcare System - Collier	Naples	100	January, 2014	Owned

Physicians Regional Healthcare System - Pine Ridge	Naples	101	January, 2014	Owned

Santa Rosa Medical Center	Milton	129	January, 2014	Leased

Seven Rivers Regional Medical Center	Crystal River	128	January, 2014	Owned

Shands Lake Shore Regional Medical Center	Lake City	99	January, 2014	Leased

Shands Live Oak Regional Medical Center	Live Oak	25	January, 2014	Owned

Shands Starke Regional Medical Center	Starke	49	January, 2014	Owned

St. Cloud Regional Medical Center	St. Cloud	84	January, 2014	Owned

Venice Regional Bayfront Health	Venice	312	January, 2014	Owned

Hospital	City	Licensed Beds(1)	Date of Acquisition/Lease Inception	Ownership Type
Georgia

East Georgia Regional Medical Center	Statesboro	149	January, 2014	Owned

Indiana

Porter Hospital	Valparaiso	301	May, 2007	Owned

Lutheran Health Network

Bluffton Regional Medical Center	Bluffton	79	July, 2007	Owned

Dupont Hospital	Fort Wayne	131	July, 2007	Owned

Lutheran Hospital	Fort Wayne	396	July, 2007	Owned

Lutheran Musculoskeletal Center	Fort Wayne	39	July, 2007	Owned

Lutheran Rehabilitation Hospital (rehabilitation)	Fort Wayne	36	July, 2007	Owned

St. Joseph’s Hospital	Fort Wayne	191	July, 2007	Owned

Dukes Memorial Hospital	Peru	25	July, 2007	Owned

Kosciusko Community Hospital	Warsaw	72	July, 2007	Owned

La Porte Hospital	La Porte	227	March, 2016	Owned

Starke Hospital	Knox	53	March, 2016	Leased

Louisiana

Northern Louisiana Medical Center	Ruston	151	April, 2007	Owned

Mississippi
Merit Health Wesley	Hattiesburg	211	July, 2007	Owned

Merit Health River Region	Vicksburg	361	July, 2007	Owned

Merit Health Biloxi	Biloxi	198	January, 2014	Leased

Merit Health Central	Jackson	319	January, 2014	Leased

Merit Health Rankin	Brandon	134	January, 2014	Leased

Merit Health Madison	Canton	67	January, 2014	Owned

Merit Health River Oaks	Flowood	160	January, 2014	Owned

Merit Health Woman’s Hospital	Flowood	109	January, 2014	Owned

Merit Health Natchez	Natchez	179	October, 2014	Owned

Northwest Mississippi Medical Center	Clarksdale	181	June, 2019	Leased

Missouri
Moberly Regional Medical Center	Moberly	99	November, 1993	Owned

Northeast Regional Medical Center	Kirksville	93	December, 2000	Leased

Poplar Bluff Regional Medical Center	Poplar Bluff	412	January, 2014	Owned

New Mexico

Eastern New Mexico Medical Center	Roswell	162	April, 1998	Owned

Carlsbad Medical Center	Carlsbad	99	July, 2007	Owned

Lea Regional Medical Center	Hobbs	115	July, 2007	Owned

Mountain View Regional Medical Center	Las Cruces	168	July, 2007	Owned

North Carolina

Lake Norman Regional Medical Center	Mooresville	123	January, 2014	Owned

Davis Regional Medical Center	Statesville	144	January, 2014	Owned

Hospital	City	Licensed Beds(1)	Date of Acquisition/Lease Inception	Ownership Type
Oklahoma

AllianceHealth Ponca City	Ponca City	140	May, 2006	Owned

AllianceHealth Woodward	Woodward	87	July, 2007	Leased

AllianceHealth Clinton	Clinton	56	January, 2014	Leased

AllianceHealth Madill	Madill	25	January, 2014	Leased

AllianceHealth Durant	Durant	148	January, 2014	Owned

AllianceHealth Midwest	Midwest City	255	January, 2014	Leased

AllianceHealth Seminole	Seminole	32	January, 2014	Leased

Pennsylvania

Commonwealth Health Network

Berwick Hospital	Berwick	90	March, 1999	Owned

Wilkes-Barre General Hospital	Wilkes-Barre	412	April, 2009	Owned

First Hospital Wyoming Valley (psychiatric)	Wilkes-Barre	193	April, 2009	Owned

Regional Hospital of Scranton	Scranton	186	May, 2011	Owned

Tyler Memorial Hospital	Tunkhannock	44	May, 2011	Owned

Moses Taylor Hospital	Scranton	213	January, 2012	Owned

Tennessee

Tennova Healthcare - Shelbyville	Shelbyville	60	July, 2005	Owned

Tennova Healthcare - Cleveland	Cleveland	351	October, 2005	Owned

Tennova Healthcare - Clarksville	Clarksville	270	July, 2007	Owned

Tennova Healthcare - Harton	Tullahoma	135	January, 2014	Owned

Tennova - Jefferson Memorial Hospital	Jefferson City	58	January, 2014	Leased

Tennova - LaFollette Medical Center	LaFollette	66	January, 2014	Leased

Tennova - Newport Medical Center	Newport	130	January, 2014	Owned

Tennova - North Knoxville Medical Center	Powell	108	January, 2014	Owned

Tennova - Turkey Creek Medical Center	Knoxville	111	January, 2014	Owned

Texas

Hill Regional Hospital	Hillsboro	25	October, 1994	Leased

Lake Granbury Medical Center	Granbury	73	January, 1997	Leased

Laredo Medical Center	Laredo	326	October, 2003	Owned

Abilene Regional Medical Center	Abilene	231	July, 2007	Owned

Brownwood Regional Medical Center	Brownwood	188	July, 2007	Owned

Navarro Regional Hospital	Corsicana	162	July, 2007	Owned

Longview Regional Medical Center	Longview	224	July, 2007	Owned

Woodland Heights Medical Center	Lufkin	149	July, 2007	Owned

San Angelo Community Medical Center	San Angelo	171	July, 2007	Owned

DeTar Healthcare System	Victoria	334	July, 2007	Owned

Cedar Park Regional Medical Center	Cedar Park	108	December, 2007	Owned

Virginia

Southern Virginia Regional Medical Center	Emporia	80	March, 1999	Owned

Southampton Memorial Hospital	Franklin	105	March, 2000	Owned

Southside Regional Medical Center	Petersburg	300	August, 2003	Owned

Hospital	City	Licensed Beds(1)	Date of Acquisition/Lease Inception	Ownership Type
West Virginia

Plateau Medical Center	Oak Hill	25	July, 2002	Owned

Greenbrier Valley Medical Center	Ronceverte	122	July, 2007	Owned

Total Licensed Beds at December 31, 2019		16,240

Total Hospitals at December 31, 2019		102

(1)	Licensed beds are the number of beds for which the appropriate state agency licenses a facility regardless of whether the beds are actually available for patient use.

The real property of substantially all of our wholly-owned hospitals is also encumbered by mortgages to support obligations under the ABL facility and outstanding senior secured notes.

The following table lists the hospitals owned by joint venture entities in which we do not have a consolidating ownership interest, along with our percentage ownership interest in the joint venture entity as of December 31, 2019. Information on licensed beds was provided by the majority owner and manager of each joint venture. A subsidiary of HCA is the majority owner of Macon Healthcare LLC.

Joint Venture	Facility Name	City	State	Licensed Beds
Macon Healthcare LLC	Coliseum Medical Center (38%)	Macon	GA	310
Macon Healthcare LLC	Coliseum Northside Hospital (38%)	Macon	GA	103

Item 3. Legal Proceedings

From time to time, we receive inquiries or subpoenas from state regulators, state Medicaid Fraud Control units, fiscal intermediaries, the Centers for Medicare and Medicaid Services, the Department of Justice and other government entities regarding various Medicare and Medicaid issues. In addition to the matters discussed below, we are currently responding to subpoenas and administrative demands concerning (a) an inquiry regarding sleep labs at two Louisiana hospitals (one formerly owned), (b) a subpoena related to certain services provided by a formerly-employed physician to Medicaid beneficiaries at one of our New Mexico hospitals, (c) an inquiry regarding certain services performed by one of our affiliated emergency services companies in Pennsylvania, (d) a civil investigative demand related to call coverage services provided by a cardiology group at one of our Tennessee hospitals; and (e) a civil investigative demand related to charges for certain emergency department services at our four New Mexico hospitals. In addition, we are subject to other claims and lawsuits arising in the ordinary course of our business including lawsuits and claims related to billing practices and the administration of charity care policies at our hospitals. Based on current knowledge, management does not believe that loss contingencies arising from pending legal, regulatory and governmental matters, including the matters described herein, will have a material adverse effect on the consolidated financial position or liquidity of the Company. However, in light of the inherent uncertainties involved in pending legal, regulatory and governmental matters, some of which are beyond our control, and the very large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to our results of operations or cash flows for any particular reporting period. Settlements of suits involving Medicare and Medicaid issues routinely require both monetary payments as well as corporate integrity agreements. Additionally, qui tam or “whistleblower” actions initiated under the civil False Claims Act may be pending but placed under seal by the court to comply with the False Claims Act’s requirements for filing such suits. In September 2014, the Criminal Division of the United States Department of Justice, or DOJ, announced that all qui tam cases will be shared with their Division to determine if a parallel criminal investigation should be opened. The Criminal Division has also frequently stated an intention to pursue corporations in criminal prosecutions. From time to time, we detect issues of non-compliance with Federal healthcare laws pertaining to claims submission and reimbursement practices and/or financial relationships with physicians. We avail ourselves of various mechanisms to address potential overpayments arising out of these issues, including repayment of claims, rebilling of claims, and participation in voluntary disclosure protocols offered by the Centers for Medicare and Medicaid Services and the Office of the Inspector General. Participating in voluntary repayments and voluntary disclosure protocols can have the potential for significant settlement obligations or even enforcement action.

The following legal proceedings are described in detail because, although they may not be required to be disclosed in this Part I, Item 3 under SEC rules, due to the nature of the business of the Company, we believe that the following discussion of these matters may provide useful information to security holders. This discussion does not include claims and lawsuits covered by medical malpractice, general liability or employment practices insurance and risk retention programs, none of which claims or lawsuits would in any event be required to be disclosed in this Part I, Item 3 under SEC rules. Certain of the matters referenced below are also discussed in Note 15 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this Form 10-K.

Shareholder Litigation

2011 Class Action Shareholder Federal Securities Cases. Three purported class action cases have been filed in the United States District Court for the Middle District of Tennessee; namely, Norfolk County Retirement System v. Community Health Systems, Inc., et al., filed May 9, 2011; De Zheng v. Community Health Systems, Inc., et al., filed May 12, 2011; and Minneapolis Firefighters Relief Association v. Community Health Systems, Inc., et al., filed June 21, 2011. All three seek class certification on behalf of purchasers of our common stock between July 27, 2006 and April 11, 2011 and allege that misleading statements resulted in artificially inflated prices for our common stock. In December 2011, the cases were consolidated for pretrial purposes and NYC Funds and its counsel were selected as lead plaintiffs/lead plaintiffs’ counsel. In lieu of ruling on our motion to dismiss, the court permitted the plaintiffs to file a first amended consolidated class action complaint which was filed on October 5, 2015. Our motion to dismiss was filed on November 4, 2015 and oral argument took place on April 11, 2016. Our motion to dismiss was granted on June 16, 2016 and on June 27, 2016, the plaintiffs filed a notice of appeal to the Sixth Circuit Court of Appeals. The matter was heard on May 3, 2017. On December 13, 2017, the Sixth Circuit reversed the trial court’s dismissal of the case and remanded it to the District Court. We filed a renewed partial motion to dismiss on February 9, 2018, which was denied by the District Court on September 24, 2018. We also filed a petition for writ of certiorari with the United States Supreme Court on April 18, 2018 seeking review of the Sixth Circuit’s decision. The United States Supreme Court denied the petition for a writ of certiorari on October 1, 2018. The District Court granted the Plaintiff’s motion for class certification on July 26, 2019. We filed a petition for permission to appeal the District Court’s class certification order in the Sixth Circuit Court of Appeals on August 9, 2019, and that petition was denied on October 23, 2019. On January 21, 2020, the Company and the Plaintiff filed a stipulation of settlement indicating to the District Court that the parties had reached agreement on the principal terms of a settlement for $53 million. The proposed settlement agreement is subject to the District Court’s final approval. We recorded a liability of $53 million at December 31, 2019, based on the proposed settlement agreement.

Caleb Padilla, individually and on behalf of all others similarly situated v Community Health Systems, Inc., Wayne T. Smith, Larry Cash, and Thomas J. Aaron. This purported federal securities class action was filed in the United States District Court for the Middle District of Tennessee on May 30, 2019. It seeks class certification on behalf of purchasers of our common stock between February 20, 2017 and February 27, 2018 and alleges misleading statements resulted in artificially inflated prices for our common stock. On November 20, 2019, the District Court appointed Arun Bhattacharya and Michael Gaviria as lead plaintiffs in the case. The lead plaintiffs filed a consolidated class complaint on January 21, 2020. The deadline for the Company’s response to the consolidated class complaint is March 20, 2020. We believe this matter is without merit and will vigorously defend this case.

Padilla Derivative Litigation. Four purported shareholder derivative cases have been filed in two District Courts relating to the factual allegations in the Padilla litigation; namely, Faisal Hussain v. Wayne T. Smith, et al, filed August 12, 2019 in the United States District Court for the District of Delaware; Roger Trombley v.

Wayne T. Smith, et al, filed August 20, 2019 in the United States District Court for the Middle District of Tennessee; Susheel Tanjavoor v. Wayne T. Smith, et al., filed August 29, 2019, in the United States District Court for the District of Delaware; and Roofers Local No. 149 Pension Fund v. John A. Clerico, et al, filed October 30, 2019, in the United States District Court for the District of Delaware. All four seek relief derivatively and on behalf of Community Health Systems, Inc. against certain Company officers and directors based on alleged breaches of fiduciary duty, unjust enrichment, and other acts related to certain Company disclosures in 2017 and 2018 regarding the Company’s adoption of Accounting Standards Update 2014-09, which the Company adopted effective January 1, 2018. All four cases have been stayed by agreement.

Section 220 Demand. On September 19, 2019, the Company received a demand from Kevin Aronson, a Company shareholder, purporting to demand inspection of certain Company books and records pursuant to Title 8, Section 220 of the Delaware General Corporation Law Code. The alleged grounds for Mr. Aronson’s demand are similar to the allegations in both the Padilla and Padilla derivative litigation. The Company has provided a response to Mr. Aronson’s demand.

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

Commercial Litigation and Other Lawsuits

Becker v. Community Health Systems, Inc. d/b/a Community Health Systems Professional Services Corporation d/b/a Community Health Systems d/b/a Community Health Systems PSC, Inc. d/b/a Rockwood Clinic P.S. and Rockwood Clinic, P.S. (Superior Court, Spokane, Washington). This suit was filed on February 29, 2012, by a former chief financial officer at Rockwood Clinic in Spokane, Washington. Becker claims he was wrongfully terminated for allegedly refusing to certify a budget for Rockwood Clinic in 2012. On February 29, 2012, he also filed an administrative complaint with the Department of Labor, Occupational Safety and Health Administration alleging that he is a whistleblower under Sarbanes-Oxley, which was dismissed by the agency and was appealed to an administrative law judge for a hearing that occurred on January 19-26, 2016. In a decision dated November 9, 2016, the law judge awarded Becker approximately $1.9 million for front pay, back pay and emotional damages with attorney fees to be later determined. We have appealed the award to the Administrative Review Board and are awaiting its decision. At a hearing on July 27, 2012, the trial court dismissed Community Health Systems, Inc. from the state case and subsequently certified the state case for an interlocutory appeal of the denial to dismiss his employer and the management company. The appellate court accepted the interlocutory appeal, and it was argued on April 30, 2014. On August 14, 2014, the court denied our appeal. On October 20, 2014, we filed a petition to review the denial with the Washington Supreme Court. Our appeal was accepted and oral argument was heard on June 9, 2015. On September 15, 2015, the court denied our appeal and remanded to the trial court; a previous trial setting of September 12, 2016 has been vacated and not reset. On October 15, 2019, the Administrative Review Board released an order to show cause requiring Becker to file a brief to show cause why the Administrative Review Board should not remand the previous administrative decision for a new hearing before a new law judge. The appeal before the Administrative Review Board is still pending. We continue to vigorously defend these actions.

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

All class actions and litigation filed related to the data breach have been resolved. We are still responding to two government investigations related to the 2014 cyber-attack. The first is being conducted by various State Attorneys General, and the second is being conducted by the U.S. Department of Health and Human Services Office for Civil Rights. We are cooperating fully with both investigations.

Empire Health Foundation v. CHS/Community Health Systems, Inc., CHS Washington Holdings, LLC, Spokane Washington Hospital Company, LLC, Spokane Valley Washington Hospital Company, LLC. This suit was filed in the United States District Court for the Eastern District of Washington on June 12, 2017 by Empire Health Foundation claiming Deaconess and Valley Hospitals failed to abide by charity care obligations allegedly existing in the 2008 Asset Purchase Agreement between Empire Health System and Company affiliates. The court granted in part and denied in part the hospitals’ motion to dismiss on October 11, 2017. All parties filed motions for summary judgment, and the court granted in part and denied in part both parties’ motions on February 27, 2019 and July 9, 2019. We settled this matter during the three months ended September 30, 2019 for $22 million (and recorded a liability equal to the settlement amount as of September 30, 2019) and the settlement was paid during the three months ended December 31, 2019.

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

R2 Investments v Quorum Health Corporation; Community Health Systems, Inc.; Wayne T. Smith; W. Larry Cash; Thomas D. Miller; Michael J. Culotta; John A. Clerico; James S. Ely, III; John A. Fry; William Norris Jennings; Julia B. North; H. Mitchell Watson, Jr.; H. James Williams. This case was pending in the Circuit Court for Williamson County, Tennessee and was served on October 26, 2017. The plaintiff alleged common law fraud and violation of Tennessee securities fraud statutes in connection with its purchase of QHC stock and QHC senior secured notes. The court granted in part and denied in part the director defendants’ motion to dismiss and denied the remaining defendants’ motions to dismiss on May 11, 2018. The Company settled and paid this matter during the three months ended December 31, 2019.

Steadfast Insurance Company, et al v. Community Health Systems, Inc., CHS/Community Health Systems, Inc., CHSPSC, LLC and Pecos Valley of New Mexico, LLC. This case is filed in the Superior Court for the State of Delaware and involve suits by four excess liability insurers seeking a declaration that a $73 million judgment rendered against Pecos Valley of New Mexico, LLC in Anne Sperling, et al v. Pecos Valley of New Mexico, LLC is not a covered loss as defined by the policies at issue. The Steadfast complaint was served on November 30, 2018. On December 13, 2018, Admiral Insurance Company, Endurance Specialty Insurance Ltd, and Illinois Union Insurance Company moved to intervene in the suit as petitioners. The Company has initiated counterclaims against each insurer, including for bad faith against Steadfast. The judgment against Pecos Valley of New Mexico, LLC, which is the subject of this litigation and which was rendered on September 5, 2018, in First Judicial Court of the State of New Mexico, is currently on appeal to the Court of Appeals of New Mexico. Trial of this matter is set for December 7, 2020. We believe the claims in the Steadfast litigation are without merit and will vigorously defend the case.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We completed an initial public offering of our common stock on June 14, 2000. Our common stock began trading on June 9, 2000 and is listed on the New York Stock Exchange under the symbol CYH. As of February 18, 2020, there were approximately 197 holders of record of our common stock.

Stock Performance Graph

The following graph sets forth the cumulative return of our common stock during the five year period ended December 31, 2019, as compared to the cumulative return of the Standard & Poor’s 500 Stock Index (S&P 500) and the cumulative return of the Dow Jones Healthcare Index. The graph assumes an initial investment of $100 in our common stock and in each of the foregoing indices and the reinvestment of dividends where applicable. The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, future performance of our common stock. The market price of our common stock used to calculate the cumulative return has been adjusted in prior periods for the impact of the April 2016 QHC spin-off and related distribution of QHC common stock to our stockholders.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Community Health Systems, Inc., the S&P 500 Index, and the Dow Jones US Health Care Index

We are a holding company which operates through our subsidiaries. The ABL Facility and the indentures governing the senior and senior secured notes contain various covenants under which the assets of our subsidiaries are subject to certain restrictions relating to, among other matters, dividends and distributions, as referenced in the paragraph below.

The ABL Facility and the indentures governing each series of our outstanding notes restrict our subsidiaries from, among other matters, paying dividends and making distributions to us, which thereby limits our ability to pay dividends and/or repurchase stock. As of December 31, 2019, under the most restrictive test in these agreements (and subject to certain exceptions), we have approximately $200 million of capacity to pay permitted dividends and/or repurchase shares of stock or make other restricted payments.

The following table contains information about our purchases of common stock during the three months ended December 31, 2019.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (b)
October 1, 2019 - October 31, 2019	14,136	$3.73	-	-
November 1, 2019 - November 30, 2019	-	-	-	-
December 1, 2019 - December 31, 2019	26,372	3.62	-	-

Total	40,508	$3.66	-	-

(a)	Includes 40,508 shares were withheld by us to satisfy the payment of tax obligations related to the vesting of restricted stock awards.

(b)	We had no publicly announced plans or open market repurchase programs for shares of our common stock during the three months ended December 31, 2019.

Item 6. Selected Financial Data

The following table summarizes specified selected financial data and should be read in conjunction with our related Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements.

Community Health Systems, Inc.

Five Year Summary of Selected Financial Data

	Year Ended December 31,
	2019	2018	2017	2016	2015

	(in millions, except share and per share data)
Consolidated Statement of (Loss) Income Data
Net operating revenues	$13,210	$14,155	$15,353	$18,438	$19,437
Income (loss) from operations	650	208	(1,878)	(860)	1,337
(Loss) income from continuing operations	(590)	(704)	(2,384)	(1,611)	295
Net (loss) income	(590)	(704)	(2,396)	(1,626)	259
Net income attributable to noncontrolling interests	85	84	63	95	101
Net (loss) income attributable to Community Health Systems, Inc. stockholders	(675)	(788)	(2,459)	(1,721)	158
Basic (loss) earnings per share attributable to Community Health Systems, Inc. common stockholders (1):
Continuing operations	$(5.93)	$(6.99)	$(21.89)	$(15.41)	$1.69
Discontinued operations	–	–	(0.11)	(0.13)	(0.31)

Net (loss) income	$(5.93)	$(6.99)	$(22.00)	$(15.54)	$1.38

Diluted (loss) earnings per share attributable to Community Health Systems, Inc. common stockholders (1):
Continuing operations	$(5.93)	$(6.99)	$(21.89)	$(15.41)	$1.68
Discontinued operations	–	–	(0.11)	(0.13)	(0.31)

Net (loss) income	$(5.93)	$(6.99)	$(22.00)	$(15.54)	$1.37

Weighted-average number of shares outstanding:
Basic	113,739,046	112,728,274	111,769,821	110,730,971	114,454,674
Diluted (2)	113,739,046	112,728,274	111,769,821	110,730,971	115,272,404
Consolidated Balance Sheet Data
Cash and cash equivalents	$216	$196	$563	$238	$184
Total assets (3)	15,609	15,859	17,450	21,944	26,595
Long-term obligations (3)	14,966	14,426	15,259	16,775	18,847
Redeemable noncontrolling interests in equity of consolidated subsidiaries	502	504	527	554	571
Community Health Systems, Inc. stockholders’ (deficit) equity	(2,218)	(1,535)	(767)	1,615	4,019
Noncontrolling interests in equity of consolidated subsidiaries	77	72	75	113	86

(1)	Total per share amounts may not add due to rounding.
(2)	See Note 12 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this Form 10-K.
(3)

See Note 9 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this Form 10-K regarding the adoption of Accounting Standards Codification Topic 842, or ASC 842, effective January 1, 2019.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read this discussion together with our Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements and “Selected Financial Data” included elsewhere in this Form 10-K.

Executive Overview

We are one of the largest publicly traded hospital companies in the United States and a leading operator of general acute care hospitals and outpatient facilities in communities across the country. We provide healthcare services through the hospitals that we own and operate and affiliated businesses in non-urban and selected urban markets throughout the United States. We generate revenues by providing a broad range of general and specialized hospital healthcare services and outpatient services to patients in the communities in which we are located. As of December 31, 2019, we owned or leased 102 hospitals, comprised of 100 general acute care hospitals and two stand-alone rehabilitation or psychiatric hospitals. For the hospitals that we own and operate, we are paid for our services by governmental agencies, private insurers and directly by the patients we serve.

We have been implementing a portfolio rationalization and deleveraging strategy by divesting hospitals and non-hospital businesses that are attractive to strategic and other buyers. Generally, these businesses are not in one of our strategically beneficial service areas, are less complementary to our business strategy and/or have lower operating margins. In connection with our announced divestiture initiative, we have received offers from strategic buyers to buy certain of our assets. After considering these offers, we have divested and expect to continue to divest, hospitals and non-hospital businesses when we find such offers to be attractive and in line with our operating strategy.

Completed Divestiture and Acquisition Activity

During 2019, we completed the divestiture of 12 hospitals, including two hospitals the divestitures of which closed effective January 1, 2019 (for these hospitals, we received the net proceeds at a preliminary closing on December 31, 2018). These 12 hospitals represented annual net operating revenues in 2018 of approximately $1.1 billion and, excluding the net proceeds for the two hospitals that preliminarily closed on December 31, 2018, we received total net proceeds of approximately $335 million in connection with the disposition of these hospitals. In addition, we completed the divestiture of three hospitals on January 1, 2020 (discussed below) for which we received net proceeds of approximately $240 million at a preliminary closing on December 31, 2019.

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

The following table provides a summary of hospitals included in continuing operations that we divested during the years ended December 31, 2019, 2018 and 2017:

Hospital	Buyer	City, State	Licensed Beds	Effective Date
2019 Divestitures:

Bluefield Regional Medical Center	Princeton Community Hospital Association	Bluefield, WV	92	October 1, 2019
Lake Wales Medical Center	Adventist Health System	Lake Wales, FL	160	September 1, 2019
Heart of Florida Regional Medical Center	Adventist Health System	Davenport, FL	193	September 1, 2019

Hospital	Buyer	City, State	Licensed Beds	Effective Date
College Station Medical Center	St. Joseph Regional Health Center	College Station, TX	167	August 1, 2019
Tennova Healthcare – Lebanon	Vanderbilt University Medical Center	Lebanon, TN	245	August 1, 2019
Chester Regional Medical Center	Medical University Hospital Authority	Chester, SC	82	March 1, 2019
Carolinas Hospital System – Florence	Medical University Hospital Authority	Florence, SC	396	March 1, 2019
Springs Memorial Hospital	Medical University Hospital Authority	Lancaster, SC	225	March 1, 2019
Carolinas Hospital System – Marion	Medical University Hospital Authority	Mullins, SC	124	March 1, 2019
Memorial Hospital of Salem County	Community Healthcare Associates, LLC	Salem, NJ	126	January 31, 2019
Mary Black Health System – Spartanburg	Spartanburg Regional Healthcare System	Spartanburg, SC	207	January 1, 2019
Mary Black Health System – Gaffney	Spartanburg Regional Healthcare System	Gaffney, SC	125	January 1, 2019

2018 Divestitures:

Sparks Regional Medical Center	Baptist Health	Fort Smith, AR	492	November 1, 2018
Sparks Medical Center – Van Buren	Baptist Health	Van Buren, AR	103	November 1, 2018
AllianceHealth Deaconess	INTEGRIS Health	Oklahoma City, OK	238	October 1, 2018
Munroe Regional Medical Center	Adventist Health System	Ocala, FL	425	August 1, 2018
Tennova Healthcare – Dyersburg Regional	West Tennessee Healthcare	Dyersburg, TN	225	June 1, 2018
Tennova Healthcare – Regional Jackson	West Tennessee Healthcare	Jackson, TN	150	June 1, 2018
Tennova Healthcare – Volunteer Martin	West Tennessee Healthcare	Martin, TN	100	June 1, 2018
Williamson Memorial Hospital	Mingo Health Partners, LLC	Williamson, WV	76	June 1, 2018
Byrd Regional Hospital	Allegiance Health Management	Leesville, LA	60	June 1, 2018
Tennova Healthcare – Jamestown	Rennova Health, Inc.	Jamestown, TN	85	June 1, 2018
Bayfront Health Dade City	Adventist Health System	Dade City, FL	120	April 1, 2018

2017 Divestitures:

Highlands Regional Medical Center	HCA	Sebring, FL	126	November 1, 2017
Merit Health Northwest Mississippi	Curae Health, Inc.	Clarksdale, MS	181	November 1, 2017
Weatherford Regional Medical Center	HCA	Weatherford, TX	103	October 1, 2017
Brandywine Hospital	Reading Health System	Coatesville, PA	169	October 1, 2017
Chestnut Hill Hospital	Reading Health System	Philadelphia, PA	148	October 1, 2017

Hospital	Buyer	City, State	Licensed Beds	Effective Date
Jennersville Hospital	Reading Health System	West Grove, PA	63	October 1, 2017
Phoenixville Hospital	Reading Health System	Phoenixville, PA	151	October 1, 2017
Pottstown Memorial Medical Center	Reading Health System	Pottstown, PA	232	October 1, 2017
Yakima Regional Medical and Cardiac Center	Regional Health	Yakima, WA	214	September 1, 2017
Toppenish Community Hospital	Regional Health	Toppenish, WA	63	September 1, 2017
Memorial Hospital of York	PinnacleHealth System	York, PA	100	July 1, 2017
Lancaster Regional Medical Center	PinnacleHealth System	Lancaster, PA	214	July 1, 2017
Heart of Lancaster Regional Medical Center	PinnacleHealth System	Lititz, PA	148	July 1, 2017
Carlisle Regional Medical Center	PinnacleHealth System	Carlisle, PA	165	July 1, 2017
Tomball Regional Medical Center	HCA	Tomball, TX	350	July 1, 2017
South Texas Regional Medical Center	HCA	Jourdanton, TX	67	July 1, 2017
Deaconess Hospital	MultiCare Health System	Spokane, WA	388	July 1, 2017
Valley Hospital	MultiCare Health System	Spokane Valley, WA	123	July 1, 2017
Lake Area Medical Center	CHRISTUS Health	Lake Charles, LA	88	June 30, 2017
Easton Hospital	Steward Health, Inc.	Easton, PA	196	May 1, 2017
Sharon Regional Health System	Steward Health, Inc.	Sharon, PA	258	May 1, 2017
Northside Medical Center	Steward Health, Inc.	Youngstown, OH	355	May 1, 2017
Trumbull Memorial Hospital	Steward Health, Inc.	Warren, OH	311	May 1, 2017
Hillside Rehabilitation Hospital	Steward Health, Inc.	Warren, OH	69	May 1, 2017
Wuesthoff Health System – Rockledge	Steward Health, Inc.	Rockledge, FL	298	May 1, 2017
Wuesthoff Health System – Melbourne	Steward Health, Inc.	Melbourne, FL	119	May 1, 2017
Sebastian River Medical Center	Steward Health, Inc.	Sebastian, FL	154	May 1, 2017
Stringfellow Memorial Hospital	The Health Care Authority of the City of Anniston	Anniston, AL	125	May 1, 2017
Merit Health Gilmore Memorial	Curae Health, Inc.	Amory, MS	95	May 1, 2017
Merit Health Batesville	Curae Health, Inc.	Batesville, MS	112	May 1, 2017

On January 1, 2020, we completed the sale of Southside Regional Medical Center (300 licensed beds) in Petersburg, Virginia, Southampton Memorial Hospital (105 licensed beds) in Franklin, Virginia and Southern Virginia Regional Medical Center (80 licensed beds) in Emporia, Virginia and their associated assets to Bon Secours Mercy Health System pursuant to the terms of a definitive agreement which was entered into October 28, 2019. The net proceeds from this sale were received at a preliminary closing on December 31, 2019.

On January 30, 2020, we entered into definitive agreements for the sale of substantially all of the assets of each of Shands Live Oak Regional Medical Center (25 licensed beds) in Live Oak, Florida and Shands Starke Regional Medical Center (49 licensed beds) in Starke, Florida to affiliates of HCA.

In addition to the divestiture of these hospitals in 2017, 2018 and 2019 as noted above, we continue to receive interest from potential buyers for certain of our hospitals. We intend to continue our portfolio rationalization strategy through at least mid-2020 and are pursuing additional sale transactions, which are currently in various stages of negotiation with potential buyers. There can be no assurance that any or all of the potential divestitures that we are currently targeting (or the potential divestitures currently subject to definitive agreements) will be completed, or if they are completed, the ultimate timing of the completion of these divestitures or the aggregate amount of proceeds we will receive from the divestitures. We expect to use proceeds from divestitures to reduce debt and/or reinvest in our facilities to strengthen our regional networks and local market operations.

On June 1, 2019, we completed the acquisition of Northwest Mississippi Medical Center in Clarksdale, Mississippi. This healthcare system includes 181 licensed beds and other outpatient and ancillary services. The total cash consideration paid for operating assets was approximately $2 million, with additional consideration of $9 million in assumed liabilities, for a total consideration of $11 million. This hospital was acquired in conjunction with the bankruptcy proceedings of the previous owner that acquired the hospital from us in 2017 as part of an agreement with the local county government associated with its lease of the hospital building. Based on our final purchase price allocation relating to this acquisition as of September 30, 2019, no goodwill has been recorded. Prior to the completion of the acquisition, we initiated a plan to sell this hospital and as such have classified this hospital as held for sale at December 31, 2019.

On September 19, 2019, we completed the sale and leaseback of four medical office buildings for net proceeds of $56 million to Carter Validus Mission Critical REIT II, Inc. The buildings, with a combined total of 285,337 square feet, are located in three states and support a wide array of diagnostic, medical and surgical services in an outpatient setting for the respective nearby hospitals. Based on our assessment of the control transfer principle in these leased buildings, the transaction does not qualify for sale treatment and the related leases have been recorded as financing obligations in long-term debt in the accompanying consolidated balance sheet at December 31, 2019. In addition, on December 18, 2019, we completed the sale and leaseback of one medical office building for net proceeds of approximately $4 million to an affiliate of Catalyst Healthcare Real Estate. The 30,000 square foot building is located in Arkansas and supports a wide array of diagnostic, medical and surgical services in an outpatient setting for the nearby hospital. Based on our assessment of the control transfer principle in this leased building, the transaction does not qualify for sale treatment and the related lease has been recorded as a financing obligation in long-term debt in the accompanying consolidated balance sheet at December 31, 2019.

During the year ended December 31, 2019, we paid approximately $8 million to acquire the operating assets and related businesses of certain physician practices, clinics and other ancillary businesses that operate within the communities served by our hospitals.

Overview of Operating Results

Our net operating revenues for the year ended December 31, 2019 decreased $945 million to approximately $13.2 billion compared to approximately $14.2 billion for the year ended December 31, 2018, primarily as a result of hospitals divested during 2018 and 2019. On a same-store basis, net operating revenues for the year ended December 31, 2019 increased $518 million.

We had a loss from continuing operations of $590 million during the year ended December 31, 2019, compared to loss from continuing operations of $704 million for the year ended December 31, 2018. Loss from continuing operations for the year ended December 31, 2019 included the following:

•	an after-tax charge of $73 million for government and other legal settlements and related costs,

•	an after-tax charge of $1 million for employee termination benefits and other restructuring costs,

•

an after-tax charge of $16 million to reserve the outstanding balance of a promissory note outstanding that was received as part of the purchase price from the sale of two hospitals in 2017, net of income from a reduction of the valuation allowance on the outstanding balance of a promissory note from the buyer of another hospital,

•	an after-tax charge of $42 million for loss from early extinguishment of debt,

•

an after-tax charge of $71 million for a change in estimate for professional liability claims accrual, which charge resulted from a revision to the estimate for professional liability claims accrual related to claims incurred in 2016 and prior years,

•	an after-tax charge of $101 million for the impairment of goodwill and long-lived assets of hospitals sold or held for sale based on their estimated fair values,

•

an after-tax charge of $9 million for legal expenses related to the final global resolution and settlement of certain HMA legal proceedings entered into with the U.S. Department of Justice in the three months ended September 30, 2018, or the HMA Legal Matters,

•

a discrete tax expense of approximately $275 million due to an increase in the valuation allowance recognized on (i) IRC Section 163(j) interest carryforwards and (ii) original issue discount deferred tax asset generated with the 2019 Exchange Offer, and

•	a discrete tax benefit of $15 million for tax credits claimed in lieu of deductions for the HMA Legal Matters.

Loss from continuing operations for the year ended December 31, 2018 included the following:

•	an after-tax charge of $8 million for government and other legal settlements and related costs

•	an after-tax charge of $526 million for the impairment of goodwill and long-lived assets of hospitals sold or held for sale based on their estimated fair values,

•	an after-tax charge of $15 million for employee termination benefits and other restructuring costs,

•	after-tax income of $23 million for gain from early extinguishment of debt,

•	an after-tax charge of $10 million from fair value adjustments on the CVR agreement liability accounted for at fair value related to the HMA Legal Matters, and related legal expenses, and

•	a deferred tax provision of $34 million related to the write-off of deferred tax assets due to the nondeductible components of the HMA Legal Matters.

Consolidated inpatient admissions for the year ended December 31, 2019, decreased 11.1%, compared to the year ended December 31, 2018, and consolidated adjusted admissions for the year ended December 31, 2019, decreased 10.6%, compared to the year ended December 31, 2018. Same-store inpatient admissions for the year ended December 31, 2019, increased 1.3%, compared to the year ended December 31, 2018, and same-store adjusted admissions for the year ended December 31, 2019, increased 2.2%, compared to the year ended December 31, 2018.

Self-pay revenues represented approximately 1.0% and 1.4% of net operating revenues for the years ended December 31, 2019 and 2018, respectively. The amount of foregone revenue related to providing charity care services as a percentage of net operating revenues was approximately 4.1% and 3.5% for the years ended December 31, 2019 and 2018, respectively. Direct and indirect costs incurred in providing charity care services as a percentage of net operating revenues was approximately 0.5% and 0.4% for the years ended December 31, 2019 and 2018, respectively.

Legislative Overview

The U.S. Congress and certain state legislatures have introduced and passed a large number of proposals and legislation designed to make major changes in the healthcare system, including changes that have increased access to health insurance. The most prominent of these recent efforts, the Affordable Care Act, affected how healthcare services are covered, delivered and reimbursed. The Affordable Care Act increased health insurance coverage through a combination of public program expansion and private sector health insurance reforms and mandated that substantially all U.S. citizens maintain health insurance. The Affordable Care Act also made a number of changes to Medicare and Medicaid, such as a productivity offset to the Medicare market basket update and reductions to the Medicare and Medicaid DSH payments.

However, the future of the Affordable Care Act is uncertain. Since the 2016 presidential election, significant changes have been made to the Affordable Care Act, its implementation, and its interpretation, and the current presidential administration and certain members of Congress have stated their intent to repeal or make additional significant changes to the law. For example, final rules issued in 2018 expand availability of association health plans and allow the sale of short-term, limited-duration health plans, neither of which are required to cover all of the essential health benefits mandated by the Affordable Care Act. Additionally, effective January 1, 2019, the financial penalty associated with the individual mandate was eliminated as part of the tax reform legislation that was enacted in December 2017. In December 2018, as a result of this change, a federal judge in Texas found the individual mandate unconstitutional and determined the rest of the Affordable Care Act was therefore invalid. In December 2019, the Fifth Circuit Court of Appeals upheld this decision with respect to the individual mandate, but remanded for further consideration of how this affects the rest of the law. Pending the appeals process, the law remains in effect. The elimination of the individual mandate penalty and other changes may impact the number of individuals that elect to obtain public or private health insurance or the scope of such coverage, if purchased.

Of critical importance to us will be the potential impact of any changes specific to the Medicaid program, including the funding and expansion provisions of the Affordable Care Act or any subsequent legislation or agency initiatives. Historically, the states with the greatest reductions in the number of uninsured adult residents have expanded Medicaid. A number of states have opted out of the Medicaid coverage expansion provisions, but could ultimately decide to expand their programs at a later date. Of the 18 states in which we operated hospitals as of December 31, 2019, nine states have taken action to expand their Medicaid programs. At this time, the other nine states have not, including Florida, Alabama, Tennessee and Texas, where we operated a significant number of hospitals as of December 31, 2019. Some states use, or have applied to use, waivers granted by CMS to implement expansion, impose different eligibility or enrollment restrictions, or otherwise implement programs that vary from federal standards. CMS administrators have indicated that they are increasing state flexibility in the administration of Medicaid programs. For example, CMS has granted a limited number of state applications for waivers that allow a state to condition Medicaid enrollment on work or other community engagement. Several states have similar applications pending.

We believe that the Affordable Care Act has had a positive impact on net operating revenues and income as the result of the expansion of private sector and Medicaid coverage that has occurred. However, other provisions of the Affordable Care Act, such as requirements related to employee health insurance coverage and changes to Medicare and Medicaid reimbursement, have increased our operating costs or adversely impacted the reimbursement we receive. Legislative and executive branch efforts related to healthcare reform could result in increased prices for consumers purchasing health insurance coverage or the sale of insurance plans that contain gaps in coverage, which could destabilize insurance markets and impact the rates of uninsured or underinsured adults. Some current initiatives and proposals, including those aimed at price transparency and out-of-network charges, may impact prices and the relationships between hospitals and insurers. In addition, members of Congress have proposed measures that would expand government-sponsored coverage, including single-payor models.

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

In June 2019, the U.S. Supreme Court ruled in Azar v. Allina Health Services that the U.S. Department of Health and Human Services failed to comply with statutory notice and comment rulemaking procedures before announcing an earlier policy related to DSH payments made under Medicare to hospitals. Following this ruling, unless the U.S. Department of Health and Human Services is able to successfully assert another legal basis for this policy, one potential outcome is the federal government could be required to reimburse hospitals, including us, for DSH Medicare payments which otherwise would have been payable over certain prior time periods absent the enactment of this policy. While the ruling in this case was specific to the DSH payments calculated for federal fiscal year 2012 for the plaintiff hospitals, we believe that prior time periods with the potential for higher DSH payments because of the precedent of this ruling could include federal fiscal years 2005 to 2013. There continues to be uncertainty regarding the extent to which, if any, DSH Medicare payments will be remitted to us as the result of this ruling, and if so the timing of any such payments. However, we anticipate that if it is ultimately determined that we are entitled to receive such DSH Medicare payments for these prior time periods, these payments could have a material positive impact on a non-recurring basis in any future period in which net income is recognized in respect thereof as well as on our cash flows from operations in any future period in which these payments are received.

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

	Year Ended December 31,
	2019	2018	2017
Medicare	25.2%	26.3%	27.8%
Medicaid	13.2	13.3	13.2
Managed Care and other third-party payors	60.6	59.0	59.8
Self-pay	1.0	1.4	(0.8)

Total	100.0%	100.0%	100.0%

As shown above, we receive a substantial portion of our revenues from the Medicare and Medicaid programs. Included in Managed Care and other third-party payors is operating revenues from insurance companies with which we have insurance provider contracts, Medicare managed care, insurance companies for which we do not have insurance provider contracts, workers’ compensation carriers and non-patient service revenue, such as rental income and cafeteria sales. In the future, we generally expect the portion of revenues received from the Medicare and Medicaid programs to increase over the long-term due to the general aging of the population and the impacts of the Affordable Care Act. The Affordable Care Act has increased the number of insured patients in states that have expanded Medicaid, which in turn, has reduced the percentage of revenues from self-pay patients. However, it is unclear whether the trend of increased coverage will continue, due in part to the elimination of the financial penalty associated with the individual mandate, effective January 1, 2019. Further, the Affordable Care Act imposes significant reductions in amounts the government pays Medicare managed care plans. The trend toward increased enrollment in Medicare and Medicaid managed care may adversely affect our operating revenue. An executive order issued in October 2019 seeks to accelerate this shift away from traditional fee-for-service Medicare to Medicare managed care. We may also be impacted by regulatory requirements imposed on insurers, such as minimum medical-loss ratios and specific benefit requirements. Furthermore, in the normal course of business, managed care programs, insurance companies and employers actively negotiate the amounts paid to hospitals. Our relationships with payors may be impacted by price transparency initiatives and out-of-network billing proposals. There can be no assurance that we will retain our existing reimbursement arrangements or that these third-party payors will not attempt to further reduce the rates they pay for our services.

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-based reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for the treatment of patients covered by Medicare, Medicaid and non-governmental payors are generally less than our standard billing rates. We account for the differences between the estimated program reimbursement rates and our standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues and net loss by an insignificant amount in each of the years ended December 31, 2019, 2018 and 2017.

The payment rates under the Medicare program for hospital inpatient and outpatient acute care services are based on a prospective payment system, depending upon the diagnosis of a patient’s condition. These rates are indexed for inflation annually, although increases have historically been less than actual inflation. On August 16, 2019, CMS issued the final rule to increase this index by 3.0% for hospital inpatient acute care services that are reimbursed under the prospective payment system, beginning October 1, 2019. The final rule provides for a 0.4 percentage point multifactor productivity reduction and a positive 0.5 percentage point adjustment in accordance with MACRA, which, together with other changes to payment policies is expected to yield an average 2.9% increase in reimbursement for hospital inpatient acute care services. An additional reduction applies to hospitals that do not submit required patient quality data. We are complying with this data submission requirement. Payments may also be affected by various other adjustments, such as admission and medical review criteria for inpatient services commonly known as the “two midnight rule.” This rule limits when services to Medicare beneficiaries are payable as inpatient hospital services. Reductions in the rate of increase or overall reductions in Medicare reimbursement may cause a decline in the growth of our net operating revenues.

Payment rates under the Medicaid program vary by state. In addition to the base payment rates for specific claims for services rendered to Medicaid enrollees, states utilize supplemental reimbursement programs to make separate payments that are not specifically tied to an individual’s care, some of which offset a portion of the cost of providing care to Medicaid and indigent patients. These programs are designed with input from CMS and are funded with a combination of state and federal resources, including, in certain instances, fees or taxes levied on the providers. The programs are generally authorized for a specified period of time and require CMS’s approval to be extended. We are unable to predict whether or on what terms CMS will extend the supplemental programs in the states in which we operate. Under these supplemental programs, we recognize revenue and related expenses in the period in which amounts are estimable and collection is reasonably assured. Reimbursement under these programs is reflected in net operating revenues and included as Medicaid revenue in the table above, and fees, taxes or other program related costs are reflected in other operating expenses.

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

The following tables summarize, for the periods indicated, selected operating data.

	Year Ended December 31,
	2019	2018	2017
Operating results, as a percentage of net operating revenues:
Net operating revenues	100.0%	100.0%	100.0%
Operating expenses (a)	(89.5)	(88.9)	(92.8)
Depreciation and amortization	(4.6)	(4.9)	(5.6)
Impairment and loss on sale of businesses, net	(1.0)	(4.7)	(13.8)

Income (loss) from operations	4.9	1.5	(12.2)
Interest expense, net	(7.9)	(6.9)	(6.1)
(Loss) gain from early extinguishment of debt	(0.4)	0.2	(0.3)
Equity in earnings of unconsolidated affiliates	0.1	0.2	0.1

Loss before income taxes	(3.3)	(5.0)	(18.5)
(Provision for) benefit from income taxes	(1.2)	-	3.0

Loss from continuing operations	(4.5)	(5.0)	(15.5)
Loss from discontinued operations, net of taxes	-	-	(0.1)

Net loss	(4.5)	(5.0)	(15.6)
Less: Net income attributable to noncontrolling interests	(0.6)	(0.6)	(0.4)

Net loss attributable to Community Health Systems, Inc. stockholders	(5.1)%	(5.6)%	(16.0)%

	Year Ended December 31,
	2019	2018
Percentage (decrease) increase from prior year:
Net operating revenues	(6.7)%	(7.8)%
Admissions	(11.1)	(15.0)
Adjusted admissions (b)	(10.6)	(15.3)
Average length of stay	(2.2)	-
Net loss attributable to Community Health Systems, Inc.	(14.3)	(68.0)
Same-store percentage increase (decrease) from prior year (c):
Net operating revenues	4.2%	2.8%
Admissions	1.3	(1.3)
Adjusted admissions (b)	2.2	(0.4)

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

(c)

Includes acquired hospitals to the extent we operated them in both periods and excludes our hospitals that have previously been classified as discontinued operations for accounting purposes. In addition, also excludes information for the hospitals sold or closed during 2018 and 2019.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Net operating revenues decreased by 6.7% to approximately $13.2 billion for the year ended December 31, 2019, from approximately $14.2 billion for the year ended December 31, 2018. Net operating revenues on a same-store basis from hospitals that were operated throughout both periods increased $518 million or 4.2%

during the year ended December 31, 2019, as compared to the year ended December 31, 2018. The increase in same-store net operating revenues was attributable to improved pricing due to higher acuity, and an increase in inpatient admissions. Non-same-store net operating revenues decreased $1.5 billion during the year ended December 31, 2019, in comparison to the prior year period, with the decrease attributable primarily to the divestiture of hospitals during 2018 and 2019. On a consolidated basis, inpatient admissions decreased by 11.1% during the year ended December 31, 2019 as compared to the year ended December 31, 2018. Also on a consolidated basis, adjusted admissions decreased by 10.6% during the year ended December 31, 2019 as compared to the year ended December 31, 2018. On a same-store basis, net operating revenues per adjusted admissions increased 1.9%, while inpatient admissions increased by 1.3% and adjusted admissions increased by 2.2% for the year ended December 31, 2019, compared to the year ended December 31, 2018.

Operating expenses, as a percentage of net operating revenues, decreased from 98.5% during the year ended December 31, 2018 to 95.1% during the year ended December 31, 2019. Operating expenses, excluding depreciation and amortization and impairment and loss on sale of businesses, as a percentage of net operating revenues, increased from 88.9% for the year ended December 31, 2018 to 89.5% for the year ended December 31, 2019. Salaries and benefits, as a percentage of net operating revenues, decreased from 45.1% for the year ended December 31, 2018 to 45.0% for the year ended December 31, 2019. This decrease in salaries and benefits, as a percentage of net operating revenues, was primarily due to improved staffing and benefit expense management. Supplies, as a percentage of net operating revenues, decreased from 16.6% for the year ended December 31, 2018 to 16.3% for the year ended December 31, 2019. Other operating expenses, as a percentage of net operating revenues, increased from 24.7% for the year ended December 31, 2018 to 25.1% for the year ended December 31, 2019. Expense related to government and other legal settlements and related costs, as a percentage of net operating revenues, increased from 0.1% for the year ended December 31, 2018 to 0.7% for the year ended December 31, 2019, primarily due to the net impact of lawsuits settled in principle and related legal expenses. Lease cost and rent, as a percentage of net operating revenues, was 2.4% for both of the years ended December 31, 2019 and 2018.

Depreciation and amortization, as a percentage of net operating revenues, decreased from 4.9% for the year ended December 31, 2018 to 4.6% for the year ended December 31, 2019, primarily due to ceasing depreciation on property and equipment at hospitals sold or held for sale and a reduction in the purchase of property and equipment for the year ended December 31, 2019 compared to the same period in 2018.

Impairment and loss on sale of businesses was $138 million for the year ended December 31, 2019, compared to $668 million for the year ended December 31, 2018, related to impairment of the long-lived assets and reporting unit goodwill allocated to hospitals classified as held for sale or sold during the respective periods.

Interest expense, net, increased by $65 million to $1.0 billion for the year ended December 31, 2019 compared to $976 million for the year ended December 31, 2018, which was driven by an increase in interest rates due to the refinancing activity during the year ended December 31, 2019, compared to the same period in 2018, which resulted in an increase in interest expense of $86 million. This increase was partially offset by a decrease in our average outstanding debt during the year ended December 31, 2019, which resulted in a decrease in interest expense of $15 million, and an increase in major construction projects during the year ended December 31, 2019, which resulted in $6 million more interest being capitalized, compared to the same period in 2018.

Loss from early extinguishment of debt of $54 million was recognized during the year ended December 31, 2019, as a result of the Credit Facility amendment, repayment of the term loans under the Credit Facility, termination of the Revolving Facility, and the refinancing and exchange of certain of our outstanding notes as discussed further in Capital Resources. Gain from early extinguishment of debt of $31 million was recognized during the year ended December 31, 2018, which resulted primarily from the refinancing and exchange of certain of our outstanding notes and repayment of a portion of our term loans under the Credit Facility as discussed further in Capital Resources.

Equity in earnings of unconsolidated affiliates, as a percentage of net operating revenues, decreased from 0.2% for the year ended December 31, 2018 to 0.1% for the year ended December 31, 2019.

The net results of the above-mentioned changes resulted in loss before income taxes decreasing $285 million from $715 million for the year ended December 31, 2018 to $430 million for the year ended December 31, 2019.

Our provision for income taxes for the year ended December 31, 2019 was $160 million compared to a benefit from income taxes of $11 million for the year ended December 31, 2018. Our effective tax rates were (37.2%) and 1.5% for the year ended December 31, 2019 and 2018, respectively. The difference in our effective tax rate for the year ended December 31, 2019, when compared to the year ended December 31, 2018, was primarily due to an increase in the valuation allowance recognized on (i) IRC Section 163(j) interest carryforwards and (ii) original issue discount deferred tax asset generated with the 2019 Exchange Offer.

Net loss, as a percentage of net operating revenues, decreased from 5.0% for the year ended December 31, 2018 to 4.5% for the year ended December 31, 2019.

Net income attributable to noncontrolling interests, as a percentage of net operating revenues, was 0.6% for both of the years ended December 31, 2019 and 2018.

Net loss attributable to Community Health Systems, Inc. was $675 million for the year ended December 31, 2019, compared to $788 million for the year ended December 31, 2018.

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

All operating expenses calculations, as a percentage of net operating revenues, were impacted during the year ended December 31, 2017 due to the overall impact of the change in estimate related to net patient receivables recorded in the fourth quarter of 2017. Total operating costs and expenses, as a percentage of net operating revenues, decreased from 112.2% during the year ended December 31, 2017 to 98.5% during the year ended December 31, 2018. Operating expenses, excluding depreciation and amortization and impairment and loss on sale of businesses, as a percentage of net operating revenues, decreased from 92.8% for the year ended December 31, 2017 to 88.9% for the year ended December 31, 2018. Salaries and benefits, as a percentage of net operating revenues, decreased from 48.0% for the year ended December 31, 2017 to 45.1% for the year ended December 31, 2018. This decrease in salaries and benefits, as a percentage of net operating revenues, was primarily due to improved staffing and benefit expense management. Supplies, as a percentage of net operating revenues, decreased from 17.4% for the year ended December 31, 2017 to 16.6% for the year ended December 31, 2018. Other operating expenses, as a percentage of net operating revenues, decreased from 25.2% for the year ended December 31, 2017 to 24.7% for the year ended December 31, 2018. Government and other legal settlements and related costs, as a percentage of net operating revenues, decreased from income of 0.2% for the year ended December 31, 2017 to expense of 0.1% for the year ended December 31, 2018 primarily as a result of the gain recorded from the previously announced settlement of the shareholder derivative action in January 2017. Rent, as a percentage of net operating revenues, decreased from 2.6% for the year ended December 31, 2017 to 2.4% for the year ended December 31, 2018.

Depreciation and amortization, as a percentage of net operating revenues, decreased from 5.6% for the year ended December 31, 2017 to 4.9% for the year ended December 31, 2018, primarily due to a decrease in depreciable basis of property and equipment that has been impaired and from ceasing depreciation on property and equipment at hospitals sold or held for sale.

Impairment and loss on sale of businesses was $668 million for the year ended December 31, 2018, compared to $2.1 billion for the year ended December 31, 2017. Impairment of goodwill and long-lived assets for the year ended December 31, 2018 included (i) impairment of approximately $423 million related to impairment of the long-lived assets and reporting unit goodwill allocated to hospitals that have been sold or deemed held for sale during the year ended December 31, 2018, (ii) approximately $29 million recorded to write-off the value of a promissory note received as consideration for the sale of three hospitals in 2017 where the buyer entered into bankruptcy proceedings, and (iii) approximately $216 million recorded primarily to adjust the carrying value of other long-lived assets at several underperforming hospitals that have ceased operations or where we are in discussions with potential buyers for divestiture at a sales price that indicates a fair value below carrying value. Impairment of goodwill and long-lived assets for the year ended December 31, 2017 included impairment of approximately $388 million related to impairment of the long-lived assets and reporting unit goodwill allocated to hospitals classified as held for sale during the year ended December 31, 2017, impairment of approximately $316 million for several underperforming hospitals as well as for the hospitals where we have received offers or executed non-binding letters of intent to sell the hospital, and impairment of $1.419 billion related to goodwill for our hospital reporting unit.

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

Liquidity and Capital Resources

2019 Compared to 2018

Net cash provided by operating activities increased $111 million, from approximately $274 million for the year ended December 31, 2018, to approximately $385 million for the year ended December 31, 2019. The increase in cash provided by operating activities was primarily the result of $266 million paid during the fourth quarter of 2018 related to the global resolution and settlement of litigation and government investigation of HMA, partially offset by higher interest payments due to the refinancing activity during the year ended December 31, 2019, and higher malpractice claim payments compared to the same period in 2018. Total cash paid for interest during the year ended December 31, 2019 increased to approximately $1.0 billion compared to $936 million for the year ended December 31, 2018. Cash paid for income taxes, net of refunds received, resulted in a net refund of $3 million and $19 million during the year ended December 31, 2019 and 2018, respectively.

Our net cash used in investing activities was approximately $2 million for the year ended December 31, 2019, compared to approximately $245 million for the year ended December 31, 2018, a decrease of approximately $243 million. The cash used in investing activities during the year ended December 31, 2019, was primarily impacted by an increase in proceeds from the divestitures of hospitals and other ancillary operations of $199 million, a decrease in the cash used in the purchase of property and equipment of $89 million for the year ended December 31, 2019 compared to the same period in 2018, and a decrease in the cash used in the acquisition of facilities and other related equipment of $13 million as a result of a reduction in cash used to purchase physician practices, clinics and other ancillary businesses for the year ended December 31, 2019 compared to the same period in 2018, partially offset by the acquisition of one hospital during the year ended December 31, 2019. The decreases in cash used in investing activities were also impacted by a decrease in cash provided by the net impact of the purchases and sales of available-for-sale debt securities and equity securities of $24 million, a decrease in the proceeds from sale of property and equipment of $5 million for the year ended December 31, 2019 compared to the same period in 2018 and an increase in cash used for other investments (primarily from internal-use software expenditures and physician recruiting costs) of $29 million.

Our net cash used in financing activities was $363 million for the year ended December 31, 2019, compared to approximately $396 million for the year ended December 31, 2018, a decrease of approximately $33 million. The decrease in cash used in financing activities, in comparison to the prior year period, was primarily due to the net effect of our debt repayment, refinancing activity, and cash paid for deferred financing costs and other debt-related costs.

As described in Notes 6, 9 and 5 of the Notes to Consolidated Financial Statements, at December 31, 2019, we had certain cash obligations, which are due as follows (in millions):

	Total	2020	2021-2023	2024-2025	2026 and thereafter
5 1⁄8% Senior Secured Notes due 2021	$1,000	$-	$1,000	$-	$-
6 7⁄8% Senior Notes due 2022	231	-	231	-	-
6 1⁄4% Senior Secured Notes due 2023	3,100	-	3,100	-	-
8 5⁄8% Senior Secured Notes due 2024	1,033	-	-	1,033	-
8% Senior Secured Notes due 2026	2,101	-	-	-	2,101
8% Senior Secured Notes due 2027	700	-	-	-	700
6 7⁄8% Senior Notes due 2028	1,700	-	-	-	1,700
9 7⁄8% Junior-Priority Secured Notes due 2023	1,770	-	1,770	-	-
8 1⁄8% Junior-Priority Secured Notes due 2024	1,355	-	-	1,355	-
ABL Facility	273	-	273	-	-
Other debt	17	13	4	-	-

Total long-term debt (1)	13,280	13	6,378	2,388	4,501
Interest on ABL Facility and notes (2)	4,966	984	2,752	741	489
Finance lease and financing obligations, including interest	379	24	64	43	248
Operating leases	825	184	357	133	151
Replacement facilities and other capital commitments (3)	85	65	5	-	15
Open purchase orders (4)	398	370	28	-	-
Liability for uncertain tax positions, including interest and penalties	1	-	-	-	1

Total	$19,934	$1,640	$9,584	$3,305	$5,405

(1)	Total long-term debt is exclusive of unamortized deferred debt issuance costs and note premium of approximately $147 million.

(2)

Estimate of interest payments assumes the interest rates at December 31, 2019 remain constant during the period presented for the ABL Facility, which is variable rate debt. The 5 1⁄8% Senior Secured Notes due 2021, 6 7⁄8% Senior Notes due 2022, 6 1⁄4% Senior Secured Notes due 2023, 8 5⁄8% Senior Secured Notes due 2024, 9 7⁄8% Junior-Priority Secured Notes due 2023, 8 1⁄8% Junior-Priority Secured Notes due 2024, 8% Senior Secured Notes due 2026, 8% Senior Secured Notes due 2027 and 6 7⁄8% Senior Notes due 2028 have fixed rates of interest.

(3)

Pursuant to hospital purchase agreements in effect as of December 31, 2019, we have commitments to build two replacement facilities and the following capital commitments. As part of an acquisition in 2016, we agreed to build replacement facilities in La Porte and Knox, Indiana. The estimated construction costs, including equipment costs, are currently estimated to be approximately $128 million and $15 million, respectively, of which approximately $58 million has been incurred to date for the construction of the replacement facility in La Porte. In addition, under other purchase agreements, we have committed to spend approximately $2 million for costs such as capital improvements, equipment, selected leases and physician recruiting. These commitments are required to be fulfilled generally over a five to seven-year period after acquisition. Through December 31, 2019, we have incurred approximately $2 million related to these commitments.

(4)	Open purchase orders represent our commitment for items or services ordered but not yet received.

At December 31, 2019, we had issued letters of credit primarily in support of potential insurance related claims and specified outstanding bonds of approximately $145 million.

Our debt as a percentage of total capitalization increased from 112% for the year ended December 31, 2018 to 119% for the year ended December 31, 2019, due to an increase in accumulated deficit, offset by an overall decrease in long-term debt.

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

Our net cash used in investing activities was approximately $245 million for the year ended December 31, 2018, compared to net cash provided by investing activities of approximately $1.1 billion for the year ended December 31, 2017, a decrease of approximately $1.3 billion. The cash used in investing activities was primarily impacted by a decrease in proceeds from the disposition of hospitals and other ancillary operations of $1.3 billion as a result of fewer hospital dispositions during the year ended December 31, 2018 compared to the same period in 2017, a decrease in cash provided by the net impact of the purchases and sales of available-for-sale debt securities and equity securities of $47 million and an increase of $20 million in the cash used in the acquisition of facilities and other related equipment (for physician practices, clinics and other ancillary businesses as there were no hospital acquisitions during either the year ended December 31, 2018 or 2017). These increases in cash outflows were offset by a decrease in the cash used in the purchase of property and equipment of $37 million, an increase in the proceeds from the sale of property and equipment of $1 million, and a decrease in cash used for other investments (primarily from internal-use software expenditures and physician recruiting costs) of $2 million for the year ended December 31, 2018 compared to the same period in 2017.

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

Capital Expenditures

Cash expenditures for purchases of facilities and other related businesses were $13 million in 2019, $26 million in 2018 and $6 million in 2017. Our expenditures for the year ended December 31, 2019 were primarily related to the purchase of one hospital in Mississippi, physician practices and other ancillary services. Our expenditures for the years ended December 31, 2018 and 2017 were related to the purchase of physician practices and other ancillary services.

Excluding the cost to construct replacement hospitals, our cash expenditures for routine capital for the year ended December 31, 2019 totaled $386 million, compared to $521 million in 2018 and $558 million in 2017. These capital expenditures related primarily to the purchase of additional equipment, minor renovations and information systems infrastructure. Costs to construct replacement hospitals totaled $52 million in 2019 and $6 million in both 2018 and 2017. The costs to construct replacement hospitals for both of the years ended December 31, 2019 and 2018 represent both planning and construction costs for the replacement facility at La Porte, Indiana. The costs to construct replacement hospitals for the year ended December 31, 2017 represent both planning and construction costs for the replacement hospital we previously committed to build in York, Pennsylvania. In conjunction with the sale of Memorial Hospital of York on July 1, 2017, we no longer have a commitment to construct this replacement hospital or have planned costs in connection therewith.

Pursuant to a hospital purchase agreement from our March 1, 2016 acquisition of La Porte Hospital and Starke Hospital, we committed to build replacement facilities in both La Porte, Indiana and Knox, Indiana. Under the terms of such agreement, construction of the replacement hospital for LaPorte Hospital is required to be completed within five years of the date of acquisition, or March 2021. In addition, construction of the replacement facility for Starke Hospital is required to be completed within five years of the date we enter into a new lease with Starke County, Indiana, the hospital lessor, or in the event we do not enter into a new lease with Starke County, construction shall be completed by September 30, 2026. We have not entered into a new lease with the lessor for Starke Hospital and currently anticipate completing construction of the Starke Hospital replacement facility in 2026. Construction costs, including equipment costs, for the La Porte and Starke replacement facilities are currently estimated to be approximately $128 million and $15 million, respectively. We expect total capital expenditures of approximately $400 million to $500 million in 2020 (which includes amounts that are required to be expended pursuant to the terms of the hospital purchase agreements), including approximately $335 million to $435 million for renovation and equipment cost and approximately $65 million for construction costs of the replacement hospital in La Porte, Indiana.

Capital Resources

Net working capital was approximately $1.1 billion at December 31, 2019, compared to $1.2 billion at December 31, 2018. Net working capital decreased by approximately $12 million between December 31, 2018 and December 31, 2019. This decrease is primarily due to the increase in current operating lease liabilities, partially offset by an increase in cash and cash equivalents during the year ended December 31, 2019.

We had senior secured financing under a credit facility with a syndicate of financial institutions led by Credit Suisse, as administrative agent and collateral agent, which at December 31, 2018 included (i) the Revolving Facility and (ii) a Term H facility due 2021, or the Term H Facility. The Revolving Facility included a subfacility for letters of credit. The Revolving Credit Facility was repaid in full and terminated in connection with the completion of the sale of the Additional 2026 Notes on November 19, 2019 as discussed further in Capital Resources.

The loans under the Credit Facility bore interest on the outstanding unpaid principal amount at a rate equal to an applicable percentage plus, at our option, either (a) an Alternate Base Rate (as defined) determined by reference to the greater of (1) the Prime Rate (as defined) announced by Credit Suisse or (2) the NYFRB Rate (as defined) plus 0.50% or (3) the adjusted LIBOR on such day for a three-month interest period commencing on the second business day after such day plus 1% or (b) LIBOR. In addition, the margin in respect of the Revolving Facility was subject to adjustment determined by reference to a leverage-based pricing grid. Prior to the refinancing discussed below, loans in respect of the Revolving Facility accrued interest at a rate per annum equal to LIBOR plus 2.75%, in the case of LIBOR borrowings, and Alternate Base Rate plus 1.75%, in the case of Alternate Base Rate borrowings. Prior to the refinancing discussed below, the Term H Loan accrued interest at a rate per annum equal to LIBOR plus 3.25%, in the case of LIBOR borrowings, and Alternate Base Rate plus 2.25%, in the case of Alternate Base Rate borrowings. The Term H Loan was subject to a 1.00% LIBOR floor and a 2.00% Alternate Base Rate floor.

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

The borrower under the Credit Facility was our wholly-owned subsidiary CHS/Community Health Systems, Inc., or CHS. All of the obligations under the Credit Facility were unconditionally guaranteed by the Company and certain of its existing and subsequently acquired or organized domestic subsidiaries. All obligations under the Credit Facility and the related guarantees were secured by a perfected first priority lien or security interest in substantially all of the assets of the Company, CHS and each subsidiary guarantor, including equity interests held by the Company, CHS or any subsidiary guarantor, but excluding, among others, the equity interests of non-significant subsidiaries, syndication subsidiaries, securitization subsidiaries and joint venture subsidiaries, and subject to the ABL Facility. Such assets constituted substantially the same assets, subject to certain exceptions, that secured (i) on a first lien basis CHS’ obligations under the 5 1⁄8% Senior Secured Notes due 2021, the 6 1⁄4% Senior Secured Notes due 2023, the 8 5⁄8% Senior Secured Notes due 2024 and the 8% Senior Secured Notes due 2026 (in each case, as defined below) and (ii) on a junior-priority basis the 9 7⁄8% Junior-Priority Secured Notes due 2023 and the 8 1⁄8% Junior-Priority Secured Notes due 2024 (in each case, as defined below).

CHS agreed to pay letter of credit fees equal to the applicable percentage then in effect with respect to LIBOR borrowings under the Revolving Facility times the maximum aggregate amount available to be drawn under all letters of credit outstanding under the subfacility for letters of credit. The issuer of any letter of credit issued under the subfacility for letters of credit also received a customary fronting fee and other customary processing charges. CHS was obligated to pay commitment fees of 0.50% per annum (subject to adjustment based upon our leverage ratio) on the unused portion of the Revolving Facility.

On February 15, 2019, the Company and CHS entered into Amendment No. 1, or the Agreement, among the Company, CHS, the subsidiary guarantors party thereto, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, to the Credit Facility. The Credit Facility was amended by the Agreement, with requisite covenant lender approval, to amend the first lien net debt to EBITDA ratio financial covenant and to reduce the extended revolving credit commitments to $385 million. The amended financial covenant provided for a maximum first lien net debt to EBITDA ratio of 5.00 to 1.00 from July 1, 2018 through December 31, 2018, 5.25 to 1.00 from January 1, 2019 through December 31, 2019, 5.00 to 1.00 from January 1, 2020 through June 30, 2020, 4.50 to 1.00 from July 1, 2020 through September 30, 2020, and 4.25 to 1.00 thereafter. In addition, CHS agreed pursuant to the Agreement to further restrict its ability to make restricted payments. The revolving credit commitments terminated on November 19, 2019.

On April 3, 2018, we entered into an asset-based loan (ABL) credit agreement, or the ABL Credit Agreement, with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders and other agents party thereto. Pursuant to the ABL Credit Agreement, the lenders have extended to CHS a revolving asset-based loan facility, or the ABL Facility, in the maximum aggregate principal amount of $1.0 billion, subject to borrowing base capacity. On November 12, 2019, we and CHS entered into Amendment No. 2 to the ABL Facility, resulting in an increase of the portion of the commitments under the ABL Facility that are available in the form of letters of credit from $50 million to $200 million. CHS and all domestic subsidiaries of CHS that guarantee CHS’ other outstanding senior and senior secured indebtedness guarantee the obligations of CHS under the ABL Facility. Subject to certain exceptions, all obligations under the ABL Facility and the related guarantees are secured by a perfected first-priority security interest in substantially all of the receivables, deposit, collection and other accounts and contract rights, books, records and other instruments related to the foregoing of the Company, CHS and the guarantors, as well as a perfected junior-priority security interest in substantially all of the other assets of the Company, CHS and the guarantors, subject to customary exceptions and intercreditor arrangements. In connection with entering into the ABL Credit Agreement and the ABL Facility, we repaid in full and terminated our accounts receivable loan agreement with a group of lenders and banks. At December 31, 2019, the available borrowing base under the ABL Facility was $860 million, of which we had outstanding borrowings of $273 million and letters of credit issued of $145 million. The issued letters of credit were primarily in support of potential insurance-related claims and certain bonds.

Borrowings under the ABL Facility bear interest at a rate per annum equal to an applicable percentage, plus, at the Borrower’s option, either (a) an Alternative base rate or (b) a LIBOR rate. From and after December 31, 2018, the applicable percentage under the ABL Facility is determined based on excess availability as a percentage of the maximum commitment amount under the ABL Facility at a rate per annum of 1.25%, 1.50% and 1.75% for loans based on the Alternative base rate and 2.25%, 2.50% and 2.75% for loans based on the LIBOR rate. From and after September 30, 2018, the applicable commitment fee rate under the ABL Facility is determined based on average utilization as a percentage of the maximum commitment amount under the ABL Facility at a rate per annum of either 0.50% or 0.625% times the unused portion of the ABL Facility.

Principal amounts outstanding under the ABL Facility will be due and payable in full on April 3, 2023. The ABL Facility includes a 91-day springing maturity applicable if more than $250 million in the aggregate principal amount of the 5 1⁄8% Senior Secured Notes due 2021, 6 7⁄8% Senior Notes due 2022 or 6 1⁄4% Senior Secured Notes due 2023 or any indebtedness incurred to refinance the foregoing are scheduled to mature or similarly become due on a date prior to April 3, 2023. In such event, principal amounts outstanding under the ABL Facility will be accelerated and all amounts outstanding under the ABL Facility will become immediately due and payable.

The ABL Facility contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting our ability, subject to certain exceptions, to, among other things (1) declare dividends, make distributions or redeem or repurchase capital stock, (2) prepay, redeem or repurchase other debt, (3) incur liens or grant negative pledges, (4) make loans and investments and enter into acquisitions and joint ventures, (5) incur additional indebtedness or provide certain guarantees, (6) engage in mergers, acquisitions and asset sales, (7) conduct transactions with affiliates, (8) alter the nature of our, CHS’ or the guarantors’ businesses, (9) grant certain guarantees with respect to physician practices, (10) engage in sale and leaseback transactions or (11) change our fiscal year. We are also required to comply with a consolidated fixed coverage ratio, upon certain triggering events described below, and various affirmative covenants. The consolidated fixed coverage ratio is calculated as the ratio of (x) consolidated EBITDA (as defined in the ABL Facility) less capital expenditures to (y) the sum of consolidated interest expense (as defined in the ABL Facility), scheduled principal payments, income taxes and restricted payments made in cash or in permitted investments. For purposes of calculating the consolidated fixed charge coverage ratio, the calculation of consolidated EBITDA as defined in the ABL Facility is a trailing 12-month calculation that begins with our consolidated net income, with certain adjustments for interest, taxes, depreciation and amortization, net income attributable to noncontrolling interests, stock compensation expense, restructuring costs, and the financial impact of other non-cash or non-recurring items recorded during any such 12-month period. The consolidated fixed charge coverage ratio is a required covenant only in periods where the total borrowings outstanding under the ABL Facility reduce the amount available in the facility to less than the greater of (i) $95 million and (ii) 10% of the calculated borrowing base. As a result, in the event we have less than $95 million available under the ABL Facility, we would need to comply with the consolidated fixed charge coverage ratio. At December 31, 2019, we were not subject to the consolidated fixed charge coverage ratio as such triggering event had not occurred during the last twelve months ended December 31, 2019.

In addition, in the event the amount of borrowings and letters of credit outstanding at any time under the ABL Facility exceeds the borrowing base at such time, we will be required to, first, repay outstanding borrowings and, second, replace or cash collateralize outstanding letters of credit, in an aggregate amount sufficient to eliminate such excess.

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

On June 22, 2018, CHS completed offers to exchange, or the 2018 Exchange Offers, (i) up to $1.925 billion aggregate principal amount of its new 9 7⁄8% Junior-Priority Secured Notes due 2023, or the 9 7⁄8% Junior-Priority Secured Notes due 2023, in exchange for any and all of its $1.925 billion aggregate principal amount of outstanding 8% Senior Notes due 2019, or the 8% Senior Notes due 2019, (ii) up to $1.200 billion aggregate principal amount of its new 8 1⁄8% Junior-Priority Secured Notes due 2024, or the 8 1⁄8% Junior-Priority Secured Notes due 2024, in exchange for any and all of its $1.200 billion aggregate principal amount of outstanding 7 1⁄8% Senior Notes due 2020, or the 7 1⁄8% Senior Notes due 2020, and (iii) to the extent that less than all of the outstanding 8% Senior Notes due 2019 and 7 1⁄8% Senior Notes due 2020 were tendered in the 2018 Exchange Offers, up to an aggregate principal amount of 8 1⁄8% Junior-Priority Secured Notes due 2024 equal to, when taken together with the total notes issued in exchange for the validly tendered and accepted 8% Senior Notes due 2019 and 7 1⁄8% Senior Notes due 2020, $3.125 billion, in exchange for its outstanding 6 7⁄8% Senior Notes due 2022, or the 6 7⁄8% Senior Notes due 2022. Upon completion of the 2018 Exchange Offers, CHS issued (i) approximately $1.770 billion aggregate principal amount of the 9 7⁄8% Junior-Priority Secured Notes due 2023 in exchange for the same amount of 8% Senior Notes due 2019, (ii) approximately $1.079 billion aggregate principal amount of the 8 1⁄8% Junior-Priority Secured Notes due 2024 in exchange for the same amount of 7 1⁄8% Senior Notes due 2020 and (iii) approximately $276 million aggregate principal amount of the 8 1⁄8% Junior-Priority Secured Notes due 2024 in exchange for approximately $368 million of 6 7⁄8% Senior Notes due 2022.

On July 6, 2018, CHS completed an offering of $1.033 billion aggregate principal amount of 8 5⁄8% Senior Secured Notes due 2024, or the 8 5⁄8% Senior Secured Notes due 2024. We used the proceeds from this offering to repay the outstanding balance owed under the Term G Loan and pay fees and expenses related to the offering. The 8 5⁄8% Senior Secured Notes due 2024 bear interest at a rate of 8.625% per annum payable semi-annually in arrears on January 15 and July 15 of each year. The 8 5⁄8% Senior Secured Notes due 2024 are scheduled to mature on January 15, 2024. The 8 5⁄8% Senior Secured Notes due 2024 are unconditionally guaranteed on a senior-priority secured basis by us and each of the CHS current and future domestic subsidiaries that provide guarantees under CHS’ ABL Facility, any capital market debt securities of CHS (including CHS’ outstanding senior notes) and certain other long-term debt of CHS. The 8 5⁄8% Senior Secured Notes due 2024 are secured by a shared first-priority lien on the collateral, or the Non-ABL Priority Collateral, that also secures on a first-priority basis CHS’ senior-priority secured notes and a shared second-priority lien on the collateral, or the ABL-Priority Collateral, that secures on a first-priority basis the ABL Facility, in each case subject to certain exceptions.

On March 6, 2019, CHS completed a private offering of $1.601 billion aggregate principal amount of the 8% Senior Secured Notes due 2026, or the 8% Senior Secured Notes due 2026. The net proceeds from this issuance were used to finance the repayment of approximately $1.557 billion aggregate principal amount of CHS’ then outstanding Term H Facility and related fees and expenses. On November 19, 2019, CHS completed a tack-on offering of $500 million aggregate principal amount of additional 8% Senior Secured Notes due 2026, or the Additional 2026 Notes, increasing the total aggregate principal of the 8% Senior Secured Notes due 2026 to $2.101 billion. CHS used the proceeds from the Additional 2026 Notes to repay amounts outstanding under the Revolving Facility, redeem all $121 million aggregate principal amount of CHS’ then outstanding 7 1⁄8% Senior Notes due 2020 and repay borrowings outstanding under the ABL Facility. The additional 2026 Notes have identical terms, other than issue date, issue price and the date from which interest initially accrued, as the 8% Senior Secured Notes due 2026 issued on March 6, 2019. The 8% Senior Secured Notes due 2026 bear interest at a rate of 8.000% per annum, payable semi-annually in arrears on March 15 and September 15 of each year. The 8% Senior Secured Notes due 2026 are scheduled to mature on March 15, 2026. The 8% Senior Secured Notes due 2026 are unconditionally guaranteed on a senior-priority secured basis by us and each of the CHS current and future domestic subsidiaries that provide guarantees under CHS’ ABL Facility, any capital market debt securities of CHS (including CHS’ outstanding senior notes) and certain other long-term debt of CHS. The 8% Senior Secured Notes due 2026 are secured by a shared first-priority lien on the Non-ABL Priority Collateral and a shared second-priority lien on the ABL Priority Collateral, in each case subject to certain exceptions. CHS terminated the Revolving Facility upon consummation of the Additional 2026 Notes offering and the outstanding letters of credit were moved under the ABL Facility.

On November 19, 2019, we issued approximately $700 million aggregate principal amount of the 8% Senior Secured Notes due 2027, or the 8% Senior Secured Notes due 2027, and approximately $1.7 billion aggregate principal amount of 6 7⁄8% Senior Notes due 2028, or the 6 7⁄8% Senior Notes due 2028, in exchange for approximately $2.4 billion of 6 7⁄8% Senior Notes due 2022, or the 2019 Exchange Offer. No cash proceeds were received from the 2019 Exchange Offer. The 8% Senior Secured Notes due 2027 bear interest at a rate of 8.000% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, commencing on June 15, 2020. The 8% Senior Secured Notes due 2027 are scheduled to mature on December 15, 2027. The 8% Senior Secured Notes due 2027 are unconditionally guaranteed on a senior-priority secured basis by us and each of the CHS current and future domestic subsidiaries that provide guarantees under CHS’ ABL Facility, any capital market debt securities of CHS (including CHS’ outstanding senior notes) and certain other long-term debt of CHS. The 8% Senior Secured Notes due 2027 are secured by shared first-priority liens on the Non-ABL Priority Collateral and shared second-priority liens on the ABL Priority Collateral, in each case subject to certain exceptions.

The 6 7⁄8% Senior Notes due 2028 bear interest at a rate of 6.875% per annum, payable semi-annually in arrears on April 1 and October 1 of each year, commencing on April 1, 2020. The 6 7⁄8% Senior Notes due 2028 are scheduled to mature on April 1, 2028. The 6 7⁄8% Senior Notes due 2028 are unconditionally guaranteed on a senior-priority unsecured basis by us and each of the CHS current and future domestic subsidiaries that provide guarantees under CHS’ ABL Facility, any capital market debt securities of CHS (including CHS’ outstanding senior notes) and certain other long-term debt of CHS.

On January 23, 2020, we announced that CHS commenced a cash tender offer for any and all of the outstanding 5 1⁄8% Senior Secured Notes due 2021. As of the early tender deadline on February 5, 2020, approximately $632 million aggregate principal amount of 5 1⁄8% Senior Secured Notes due 2021, or approximately 63.25% of the outstanding 5 1⁄8% Senior Secured Notes due 2021, had been validly tendered and not validly withdrawn. In connection with the commencement of the cash tender offer, CHS issued to holders of the 5 1⁄8% Senior Secured Notes due 2021 a conditional notice of redemption to redeem all of the 5 1⁄8% Senior Secured Notes due 2021 not purchased by CHS in the tender offer at a redemption price of 100.000% of the principal amount thereof plus accrued interest to, but not including, February 22, 2020.

On February 6, 2020, CHS completed a private offering of $1.462 billion aggregate principal amount of 6 5⁄8% Senior Secured Notes due 2025, or the 6 5⁄8% Senior Secured Notes due 2025. CHS used the net proceeds of the offering of the 6 5⁄8% Senior Secured Notes due 2025 to (i) purchase any and all of its 5 1⁄8% Senior Secured Notes due 2021 validly tendered and not validly withdrawn in the cash tender offer announced on January 23, 2020, (ii) redeem all of the 5 1⁄8% Senior Secured Notes due 2021 that were not purchased pursuant to such tender offer, (iii) purchase in one or more privately negotiated transactions or redeem approximately $426 million aggregate principal amount of its 6 1⁄4% Senior Secured Notes due 2023 and (iv) pay related fees and expenses. The 6 5⁄8% Senior Secured Notes due 2025 bear interest at a rate of 6.625% per annum, payable semi-annually in arrears on February 15 and August 15 of each year, commencing on August 15, 2020. The 6 5⁄8% Senior Secured Notes due 2025 are scheduled to mature on February 15, 2025. The 6 5⁄8% Senior Secured Notes due 2025 are unconditionally guaranteed on a senior-priority secured basis by us and each of the CHS current and future domestic subsidiaries that provide guarantees under CHS’ ABL Facility, any capital market debt securities of CHS (including CHS’ outstanding senior notes) and certain other long-term debt of CHS. The 6 5⁄8% Senior Secured Notes due 2025 are secured by shared first-priority liens on the Non-ABL Priority Collateral and shared second-priority liens on the ABL Priority Collateral, in each case subject to certain exceptions.

As of December 31, 2019, we are currently a party to one interest rate swap agreement to limit the effect of changes in interest rates on all of our variable rate debt. We receive a variable rate of interest on this swap based on the three-month LIBOR, in exchange for the payment by us of a fixed rate of interest.

The ABL Facility and the indentures that govern our outstanding notes contain various covenants that limit our ability to take certain actions, including our ability to:

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

Our ability to meet the restricted covenants and financial ratios and tests in the ABL Facility and the indentures governing our outstanding notes can be affected by events beyond our control, and we cannot assure you that we will meet those tests. A breach of any of these covenants could result in a default under the ABL Facility and/or the indentures that govern our outstanding notes. Upon the occurrence of an event of default under the ABL Facility or indentures that govern our outstanding notes, all amounts outstanding under the ABL Facility and the indentures that govern our outstanding notes may become immediately due and payable and all commitments under the ABL Facility to extend further credit may be terminated.

We believe that internally generated cash flows and current levels of availability for additional borrowing under the ABL Facility, as well as our continued access to the capital markets, will be sufficient to finance acquisitions, capital expenditures, working capital requirements, and any debt repurchases or other debt repayments we may elect to make or be required to make through the next 12 months.

We may elect from time to time to purchase our outstanding debt in open market purchases, privately negotiated transactions or otherwise. Any such debt repurchases will depend upon prevailing market conditions, our liquidity requirements, contractual restrictions, applicable securities laws requirements, and other factors.

Off-balance Sheet Arrangements

Off-balance sheet arrangements consist of letters of credit of $145 million issued on the ABL Facility, primarily in support of potential insurance-related claims and certain bonds, as well as approximately $19 million representing the maximum potential amount of future payments under physician recruiting guarantee commitments in excess of the liability recorded at December 31, 2019.

As described more fully in Note 15 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this Form 10-K, at December 31, 2019, we have certain cash obligations for replacement facilities and other construction commitments of $85 million.

Noncontrolling Interests

We have sold noncontrolling interests in certain of our subsidiaries or acquired subsidiaries with existing noncontrolling interest ownership positions. As of December 31, 2019, we have hospitals in 10 of the markets we serve, with noncontrolling physician ownership interests ranging from 1% to 40%. In addition, as of December 31, 2019 we have nine other hospitals with noncontrolling interests owned by non-profit entities. On August 15, 2018, we completed the acquisition of the 20% ownership interest held by the non-profit entity that was the noncontrolling interest owner of two of our hospitals in Indiana for approximately $20 million. Redeemable noncontrolling interests in equity of consolidated subsidiaries was $502 million and $504 million as of December 31, 2019 and 2018, respectively, and noncontrolling interests in equity of consolidated subsidiaries was $77 million and $72 million as of December 31, 2019 and 2018, respectively. The amount of net income attributable to noncontrolling interests was $85 million, $84 million and $63 million for the years ended December 31, 2019, 2018 and 2017, respectively. As a result of the change in the Stark Law “whole hospital” exception included in the Affordable Care Act, we are not permitted to introduce physician ownership at any of our hospital facilities that did not have physician ownership at the time of the adoption of the Affordable Care Act, or increase the aggregate percentage of physician ownership in any of our former or existing hospital joint ventures in excess of the aggregate physician ownership level held at the time of the adoption of the Affordable Care Act.

Reimbursement, Legislative and Regulatory Changes

Ongoing legislative and regulatory efforts could reduce or otherwise adversely affect the payments we receive from Medicare and Medicaid and other payors. Within the statutory framework of the Medicare and Medicaid programs, there are substantial areas subject to agency regulations, administrative rulings, interpretations and discretion which may further affect payments made under those programs, and the federal and state governments might, in the future, reduce the funds available under those programs or require more stringent utilization and quality reviews of hospital facilities. Additionally, there may be a continued rise in managed care programs and additional restructuring of the financing and delivery of healthcare in the United States. These events could cause our future financial results to be adversely impacted. We cannot estimate the impact of Medicare and Medicaid reimbursement changes that have been enacted or are under consideration. We cannot predict whether additional reimbursement reductions will be made or whether any such changes or other restructuring of the financing and delivery of healthcare would have a material adverse effect on our business, financial conditions, results of operations, cash flow, capital resources and liquidity.

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

Revenue Recognition

Upon our adoption of the new revenue recognition standard in the Financial Accounting Standards Board, or FASB, Accounting Standards Codification Topic 606, or ASC 606, we record net operating revenues at the transaction price estimated to reflect the total consideration due from patients and third-party payors in exchange for providing goods and services in patient care. These services are considered to be a single performance obligation and have a duration of less than one year. Revenues are recorded as these goods and services are provided. The transaction price, which involves significant estimates, is determined based on our standard charges for the goods and services provided, with a reduction recorded for price concessions related to third party contractual arrangements as well as patient discounts and patient price concessions. During the year ended December 31, 2019, the impact of changes to the inputs used to determine the transaction price was considered immaterial to the current period.

States utilize supplemental reimbursement programs for the purpose of providing reimbursement to providers that is not specifically tied to an individual’s care, some of which offsets a portion of the cost of providing care to Medicaid and indigent patients. These programs are designed with input from the CMS and are funded with a combination of state and federal resources, including, in certain instances, fees or taxes levied on the providers. Under these supplemental programs, we recognize revenue and related expenses in the period in which amounts are estimable and collection is reasonably assured. Reimbursement under these programs is reflected in net operating revenues and fees, taxes or other program-related costs are reflected in other operating expenses.

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than our standard billing rates. Explicit price concessions are recorded for contractual allowances that are calculated and recorded through internally-developed data collection and analysis tools to automate the monthly estimation of required contractual allowances. Within this automated system, payors’ historical paid claims data are utilized to calculate the contractual allowances. This data is automatically updated on a monthly basis. All hospital contractual allowance calculations are subjected to monthly review by management to ensure reasonableness and accuracy. We account for the differences between the estimated program reimbursement rates and our standard billing rates as contractual allowance adjustments, which is one component of the deductions from gross revenues to arrive at net operating revenues. The process of estimating contractual allowances requires us to estimate the amount expected to be received based on payor contract provisions. The key assumption in this process is the estimated contractual reimbursement percentage, which is based on payor classification, historical paid claims data and, when applicable, application of the expected managed care plan reimbursement based on contract terms.

Due to the complexities involved in these estimates, actual payments we receive could be different from the amounts we estimate and record. If the actual contractual reimbursement percentage under government programs and managed care contracts differed by 1% at December 31, 2019 from our estimated reimbursement percentage, net loss for the year ended December 31, 2019 would have changed by approximately $80 million, and net accounts receivable at December 31, 2019 would have changed by $102 million. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues and net loss by an insignificant amount for each of the years ended December 31, 2019, 2018 and 2017.

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

Patient accounts receivable can be impacted by the effectiveness of our collection efforts. Additionally, significant changes in payor mix, business office operations, economic conditions or trends in federal and state governmental healthcare coverage could affect the net realizable value of accounts receivable. We also continually review the net realizable value of accounts receivable by monitoring historical cash collections as a percentage of trailing net operating revenues, as well as by analyzing current period net revenue and admissions by payor classification, aged accounts receivable by payor, days revenue outstanding, the composition of self-pay receivables between pure self-pay patients and the patient responsibility portion of third-party insured receivables and the impact of recent acquisitions and dispositions. If the actual collection percentage differed by 1% at December 31, 2019 from our estimated collection percentage as a result of a change in expected recoveries, net loss for the year ended December 31, 2019 would have changed by $53 million, and net accounts receivable at December 31, 2019 would have changed by $68 million. We also continually review our overall reserve adequacy by monitoring historical cash collections as a percentage of trailing net operating revenues, as well as by analyzing current period net revenue and admissions by payor classification, days revenue outstanding, the composition of self-pay receivables between pure self-pay patients and the patient responsibility portion of third-party insured receivables and the impact of recent acquisitions and dispositions.

Our policy is to write-off gross accounts receivable if the balance is under $10.00 or when such amounts are placed with outside collection agencies. We believe this policy accurately reflects our ongoing collection efforts and is consistent with industry practices. We had approximately $3.8 billion at December 31, 2019 and $4.7 billion December 31, 2018, being pursued by various outside collection agencies. We expect to collect less than 3%, net of estimated collection fees, of the amounts being pursued by outside collection agencies. As these amounts have been written-off, they are not included in our accounts receivable. Collections on amounts previously written-off are recognized as a recovery of net operating revenues when received. However, we take into consideration estimated collections of these future amounts written-off in determining the implicit price concessions used to measure the transaction price for the applicable portfolio of patient accounts receivable.

All of the following information is derived from our hospitals, excluding clinics, unless otherwise noted.

Patient accounts receivable from our hospitals represent approximately 98% of our total consolidated accounts receivable.

Days revenue outstanding, adjusted for the impact of receivables for state Medicaid supplemental payment programs, was 58 days at both December 31, 2019 and 2018.

Total gross accounts receivable (prior to allowance for contractual adjustments and implicit price concessions) was approximately $16.6 billion as of December 31, 2019 and approximately $17.2 billion as of December 31, 2018. The approximate percentage of total gross accounts receivable (prior to allowance for contractual adjustments and implicit price concessions) summarized by aging categories is as follows:

As of December 31, 2019:

	% of Gross Receivables
Payor	0 - 90 Days	90 - 180 Days	180 - 365 Days	Over 365 Days
Medicare	13%	1%	-%	1%
Medicaid	6%	1%	1%	1%
Managed Care and Other	27%	4%	3%	2%
Self-Pay	9%	8%	10%	13%

As of December 31, 2018:

	% of Gross Receivables
Payor	0 - 90 Days	90 - 180 Days	180 - 365 Days	Over 365 Days
Medicare	14%	-%	-%	-%
Medicaid	7%	1%	1%	1%
Managed Care and Other	26%	4%	3%	3%
Self-Pay	9%	8%	10%	13%

The approximate percentage of total gross accounts receivable (prior to allowances for contractual adjustments and implicit price concessions) summarized by payor is as follows:

	December 31,
	2019	2018
Insured receivables	59.5%	60.0%
Self-pay receivables	40.5	40.0

Total	100.0%	100.0%

The combined total at our hospitals and clinics for the estimated implicit price concessions for self-pay accounts receivable and allowances for other self-pay discounts and contractuals, as a percentage of gross self-pay receivables, was approximately 90% at both December 31, 2019 and December 31, 2018. If the receivables that have been written-off, but where collections are still being pursued by outside collection agencies, were included in both the allowances and gross self-pay receivables specified above, the percentage of combined allowances to total self-pay receivables would have been 94% at both December 31, 2019 and December 31, 2018.

Goodwill and Other Intangibles

Goodwill represents the excess of the fair value of the consideration conveyed in the acquisition over the fair value of net assets acquired. Goodwill is evaluated for impairment annually and when an event occurs or circumstances change that, more likely than not, reduce the fair value of the reporting unit below its carrying value. During 2017, we early adopted Accounting Standards Update, or ASU 2017-04, which allows a company to record a goodwill impairment when the reporting units carrying value exceeds the fair value determined in step one. Our most recent goodwill evaluation was performed during the fourth quarter of 2019 with an October 31, 2019 measurement date, which indicated no impairment.

At December 31, 2019, we had approximately $4.3 billion of goodwill recorded, all of which resides at our hospital operations reporting unit.

While no impairment was indicated in our annual goodwill evaluation as of the October 31, 2019 and October 31, 2018 measurement dates, the reduction in our fair value and the resulting goodwill impairment charges recorded in 2016 and 2017 reduced the carrying value of our hospital operations reporting unit to an amount equal to our estimated fair values as of such prior year measurement dates. This increases the risk that future declines in fair value could result in goodwill impairment. The determination of fair value in step one of our goodwill impairment analysis is based on an estimate of fair value for the hospital operations reporting unit utilizing known and estimated inputs at the evaluation date. Some of those inputs include, but are not limited to, the most recent price of our common stock or fair value of our long-term debt, estimates of future revenue and expense growth, estimated market multiples, expected capital expenditures, income tax rates, and costs of invested capital. Future estimates of fair value could be adversely affected if the actual outcome of one or more of these assumptions changes materially in the future, including further decline in our stock price or fair value of our long-term debt, lower than expected hospital volumes, higher market interest rates or increased operating costs. Such changes impacting the calculation of our fair value could result in a material impairment charge in the future.

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

The net present value of the projected payments was discounted using a weighted-average risk-free rate 2.6%, 3.1%, and 2.2% in 2019, 2018 and 2017, respectively. This liability is adjusted for new claims information in the period such information becomes known to us. Professional malpractice expense includes the losses resulting from professional liability claims and loss adjustment expense, as well as paid excess insurance premiums, and is presented within other operating expenses in the accompanying consolidated statements of loss.

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

	Year Ended December 31,
	2019	2018	2017
Accrual for professional liability claims, beginning of year	$650	$711	$788

Liability for insured claims (1)	(11)	(21)	4
Expense (income) related to:
Current accident year	115	161	149
Prior accident years	136	14	(4)
Expense (income) from discounting	12	(12)	(4)

Total incurred loss and loss expense (2)	263	163	141

Paid claims and expenses related to:
Current accident year	(1)	-	-
Prior accident years	(289)	(203)	(222)

Total paid claims and expenses	(290)	(203)	(222)

Accrual for professional liability claims, end of year	$612	$650	$711

(1)	The liability for insured claims is recorded on the consolidated balance sheet with a corresponding insurance recovery receivable.
(2)	Total expense, including premiums for insured coverage, was $298 million in 2019, $199 million in 2018 and $184 million in 2017.

During the year ended December 31, 2019, we experienced a significant increase in the amounts paid to settle outstanding professional liability claims, compared to the same period in the prior year and to previous actuarially determined estimates. This increase in claims paid related to claims incurred in 2016 and prior years and was primarily related to divested hospitals. The settlement of these claims at amounts greater than the previously determined actuarial estimates resulted in us recording a $70 million change in estimate during the three months ended June 30, 2019, and an additional $20 million change in estimate during the three months ended September 30, 2019 based on updated actuarial estimates. No additional change in estimate related to these claims was recorded during the three months ended December 31, 2019.

We are primarily self-insured for these claims; however, we obtain excess insurance that transfers the risk of loss to a third-party insurer for claims in excess of our self-insured retentions. Our excess insurance is underwritten on a claims-made basis. For claims reported prior to June 1, 2002, substantially all of our professional and general liability risks were subject to a less than $1 million per occurrence self-insured retention and for claims reported from June 1, 2002 through June 1, 2003, these self-insured retentions were $2 million per occurrence. Substantially all claims reported after June 1, 2003 and before June 1, 2005 are self-insured up to $4 million per claim. Substantially all claims reported on or after June 1, 2005 and before June 1, 2014 are self-insured up to $5 million per claim. Substantially all claims reported on or after June 1, 2014 and before June 1, 2018 are self-insured up to $10 million per claim. Substantially all claims reported on or after June 1, 2018 are self-insured up to $15 million per claim. Management, on occasion, has selectively increased the insured risk at certain hospitals based upon insurance pricing and other factors and may continue that practice in the future. Excess insurance for all hospitals has been purchased through commercial insurance companies and generally covers us for liabilities in excess of the self-insured retentions. The excess coverage consists of multiple layers of insurance, the sum of which totals up to $95 million per occurrence and in the aggregate for claims reported on or after June 1, 2003, up to $145 million per occurrence and in the aggregate for claims reported on or after January 1, 2008, up to $195 million per occurrence and in the aggregate for claims reported on or after June 1, 2010, and up to at least $215 million per occurrence and in the aggregate for claims reported on or after June 1, 2015. In addition, for integrated occurrence malpractice claims, there is an additional $50 million of excess coverage for claims reported on or after June 1, 2014 and an additional $75 million of excess coverage for claims reported on or after June 1, 2015. For certain policy years prior to June 1, 2014, if the first aggregate layer of excess coverage becomes fully utilized, then the self-insured retention will increase to $10 million per claim for any subsequent claims in that policy year until our total aggregate coverage is met. Beginning June 1, 2018, this drop-down provision in the excess policies attaches over the $15 million per claim self-insured retention.

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

The total amount of unrecognized benefit that would impact the effective tax rate, if recognized, was approximately $1 million as of December 31, 2019. A total of approximately $1 million of interest and penalties is included in the amount of liability for uncertain tax positions at December 31, 2019. It is our policy to recognize interest and penalties related to unrecognized benefits in our consolidated statements of loss as income tax expense.

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

We have accounted for the effects of the Tax Act using reasonable estimates based on currently available information and our interpretations thereof, and the estimated impact of the Tax Act during the years ended December 31, 2019 and 2018. We finalized our accounting for the Tax Act in the fourth quarter of 2018 in accordance with the prescribed measurement period under SAB 118. See Note 5 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this Form 10-K for additional information.

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-15 to provide guidance on the accounting for implementation costs incurred in a cloud computing arrangement (CCA) that is a service contract. This ASU requires entities to account for such costs consistent with the guidance on capitalizing costs associated with developing or obtaining internal-use software. The ASU is effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. We adopted this ASU on January 1, 2020, and do not expect the adoption of this ASU will have a material impact on our consolidated financial position and results of operations.

In June 2016, the FASB issued ASU 2016-13, which introduced a new model for recognizing credit losses on financial instruments based on an estimate of the current expected credit losses. The new current expected credit losses, or CECL, model generally calls for the immediate recognition of all expected credit losses and applies to financial instruments and other assets, including accounts receivable and other financial assets measured at amortized cost, debt securities and other financial assets. This guidance replaces the current incurred loss model for measuring expected credit losses, requires expected losses on available-for-sale debt securities to be recognized through an allowance for credit losses rather than as reductions in the amortized cost of the securities, and provides for additional disclosure requirements. This ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. We adopted this ASU on January 1, 2020, and do not expect the adoption of this ASU will have a material impact on our consolidated financial position and results of operations.

FORWARD-LOOKING STATEMENTS

Some of the matters discussed in this Report include “forward-looking statements” within the meaning of the federal securities laws, which involve risks, assumptions and uncertainties. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “thinks,” and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include, among other things:

•	general economic and business conditions, both nationally and in the regions in which we operate;

•

the impact of current or future federal and state health reform initiatives, including, without limitation, the Affordable Care Act, and the potential for the Affordable Care Act to be repealed, or found unconstitutional or otherwise invalidated, or for additional changes to the law, its implementation or its interpretation (including through executive orders and court challenges);

•

the extent to and manner in which states support increases, decreases or changes in Medicaid programs, implement health insurance exchanges or alter the provision of healthcare to state residents through regulation or otherwise;

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

•	changes in, or the failure to comply with, contract terms with payors and changes in reimbursement policies or rates paid by federal or state healthcare programs or commercial payors;

•	any potential additional impairments in the carrying value of goodwill, other intangible assets, or other long-lived assets, or changes in the useful lives of other intangible assets;

•	changes in inpatient or outpatient Medicare and Medicaid payment levels and methodologies;

•	the effects related to the continued implementation of the sequestration spending reductions and the potential for future deficit reduction legislation;

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

•	the impact that changes in our relationships with joint venture or syndication partners could have on effectively operating our hospitals or ancillary services or in advancing strategic opportunities;

•	our ability to successfully integrate any acquired hospitals, or to recognize expected synergies from acquisitions;

•	the impact of seasonal severe weather conditions, including the timing and amount of insurance recoveries in relation to severe weather events;

•	our ability to obtain adequate levels of insurance, including general liability, professional liability, and directors and officers liability insurance;

•	timeliness of reimbursement payments received under government programs;

•	effects related to pandemics, epidemics, or outbreaks of infectious diseases, including the coronavirus known as COVID-19;

•	the impact of prior or potential future cyber-attacks or security breaches;

•	any failure to comply with the terms of the Corporate Integrity Agreement;

•	the concentration of our revenue in a small number of states;

•	our ability to realize anticipated cost savings and other benefits from our current strategic and operational cost savings initiatives;

•	changes in interpretations, assumptions and expectations regarding the Tax Cuts and Jobs Act; and

•	the other risk factors set forth in this Form 10-K for the year ended December 31, 2019 and our other public filings with the SEC.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate changes, primarily as a result of the ABL Facility which bears interest based on floating rates. In order to manage the volatility relating to the market risk, we entered into interest rate swap agreements to manage our exposure to these fluctuations, as described under the heading “Liquidity and Capital Resources” in Part II, Item 7 of this Form 10-K. We utilize risk management procedures and controls in executing derivative financial instrument transactions. We do not execute transactions or hold derivative financial instruments for trading purposes. Derivative financial instruments related to interest rate sensitivity of debt obligations are used with the goal of mitigating a portion of the exposure when it is cost effective to do so. As of December 31, 2019, our one outstanding interest rate swap agreement with a notional amount of $300 million exceeded our remaining variable rate debt.

A 1% change in interest rates on variable rate debt in excess of that amount covered by interest rate swaps would have resulted in interest expense fluctuating approximately $3 million in 2019, $11 million in 2018 and $27 million in 2017. On a prospective basis, a 1% change in interest rates on the remaining unhedged variable rate debt existing as of December 31, 2019, would result in interest expense fluctuating less than $1 million per year.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Community Health Systems, Inc.

Franklin, Tennessee

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Community Health Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of loss, comprehensive loss, stockholders’ (deficit) equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2020, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company has adopted Accounting Standards Codification Topic 842, “Leases”, using the modified retrospective adoption method on January 1, 2019.

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

February 20, 2020

We have served as the Company’s auditor since 1996.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF LOSS

	Year Ended December 31,
	2019	2018	2017
	(In millions, except share and per share data)
Operating revenues (net of contractual allowances and discounts)			$18,398
Provision for bad debts			3,045

Net operating revenues (see Note 1)	$13,210	$14,155	15,353

Operating costs and expenses:
Salaries and benefits	5,947	6,384	7,376
Supplies	2,151	2,355	2,672
Other operating expenses	3,303	3,496	3,864
Government and other legal settlements and related costs	93	11	(31)
Electronic health records incentive reimbursement	(1)	(4)	(28)
Lease cost and rent	321	337	394
Depreciation and amortization	608	700	861
Impairment and loss on sale of businesses, net	138	668	2,123

Total operating costs and expenses	12,560	13,947	17,231

Income from operations	650	208	(1,878)
Interest expense, net of interest income of $3, $7, and $11 in 2019, 2018 and 2017, respectively	1,041	976	931
Loss (gain) from early extinguishment of debt	54	(31)	40
Equity in earnings of unconsolidated affiliates	(15)	(22)	(16)

Loss from continuing operations before income taxes	(430)	(715)	(2,833)
Provision for (benefit from) income taxes	160	(11)	(449)

Loss from continuing operations	(590)	(704)	(2,384)

Discontinued operations, net of taxes:
Loss from operations of entities sold or held for sale	-	-	(6)
Impairment of hospitals sold or held for sale	-	-	(6)

Loss from discontinued operations, net of taxes	-	-	(12)

Net loss	(590)	(704)	(2,396)
Less: Net income attributable to noncontrolling interests	85	84	63

Net loss attributable to Community Health Systems,
Inc. stockholders	$(675)	$(788)	$(2,459)

Basic loss per share attributable to Community
Health Systems, Inc. common stockholders:
Continuing operations	$(5.93)	$(6.99)	$(21.89)
Discontinued operations	-	-	(0.11)

Net loss	$(5.93)	(6.99)	(22.00)

Diluted loss per share attributable to Community
Health Systems, Inc. common stockholders:
Continuing operations	$(5.93)	$(6.99)	$(21.89)
Discontinued operations	-	-	(0.11)

Net loss	$(5.93)	$(6.99)	$(22.00)

Weighted-average number of shares outstanding:
Basic	113,739,046	112,728,274	111,769,821

Diluted	113,739,046	112,728,274	111,769,821

See accompanying notes to the consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2019	2018	2017

	(In millions)
Net loss	$(590)	$(704)	$(2,396)
Other comprehensive (loss) income, net of income taxes:
Net change in fair value of interest rate swaps, net of tax of $1, $6 and $10 for the years ended December 31, 2019, 2018 and 2017, respectively	(3)	20	19
Net change in fair value of available-for-sale debt securities, net of tax	4	(2)	8
Amortization and recognition of unrecognized pension cost components, net of tax of $0, $1 and $9 for the year ended December 31, 2019, 2018, and 2017, respectively	-	(1)	14

Other comprehensive income	1	17	41

Comprehensive loss	(589)	(687)	(2,355)
Less: Comprehensive income attributable to noncontrolling interests	85	84	63

Comprehensive loss attributable to Community Health Systems, Inc. stockholders	$(674)	$(771)	$(2,418)

See accompanying notes to the consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018
	(In millions, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$216	$196
Patient accounts receivable (see Note 1)	2,258	2,352
Supplies	354	402
Prepaid income taxes	48	3
Prepaid expenses and taxes	193	196
Other current assets	358	400

Total current assets	3,427	3,549

Property and equipment
Land and improvements	560	597
Buildings and improvements	5,878	6,228
Equipment and fixtures	3,215	3,476

Property and equipment	9,653	10,301
Less accumulated depreciation and amortization	(4,045)	(4,162)

Property and equipment, net	5,608	6,139

Goodwill	4,328	4,559

Deferred income taxes	38	69

Other assets, net of accumulated amortization of $981 and $939 at December 31, 2019 and 2018, respectively	2,208	1,543

Total assets	$15,609	$15,859

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$20	$204
Current operating lease liabilities	136	-
Accounts payable	811	887
Accrued liabilities:
Employee compensation	594	627
Accrued interest	189	206
Other	532	468

Total current liabilities	2,282	2,392

Long-term debt	13,385	13,392

Deferred income taxes	200	26

Long-term operating lease liabilities	487	-

Other long-term liabilities	894	1,008

Total liabilities	17,248	16,818

Redeemable noncontrolling interests in equity of consolidated subsidiaries	502	504

Commitments and contingencies (Note 15)
STOCKHOLDERS’ DEFICIT
Community Health Systems, Inc. stockholders’ deficit:
Preferred stock, $.01 par value per share, 100,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value per share, 300,000,000 shares authorized; 117,822,631 shares issued and outstanding at December 31, 2019, and 116,248,376 shares issued and outstanding at December 31, 2018	1	1
Additional paid-in capital	2,008	2,017
Accumulated other comprehensive loss	(9)	(10)
Accumulated deficit	(4,218)	(3,543)

Total Community Health Systems, Inc. stockholders’ deficit	(2,218)	(1,535)
Noncontrolling interests in equity of consolidated subsidiaries	77	72

Total stockholders’ deficit	(2,141)	(1,463)

Total liabilities and stockholders’ deficit	$15,609	$15,859

See accompanying notes to the consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

		Community Health Systems, Inc. Stockholders
	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interests	Total Stockholders’ (Deficit) Equity
		Shares	Amount
		(In millions, except share data)
Balance, December 31, 2016	$554	113,876,580	$1	$1,975	$(62)	$(299)	$113	$1,728
Comprehensive income (loss)	38	-	-	-	41	(2,459)	25	(2,393)
Contributions from noncontrolling interests	-	-	-	-	-	-	5	5
Distributions to noncontrolling interests	(71)	-	-	-	-	-	(29)	(29)
Purchase of subsidiary shares from noncontrolling interests	(4)	-	-	(2)	-	-	-	(2)
Disposition of less-than-wholly owned hospital	2	-	-	-	-	-	(10)	(10)
Other reclassifications of noncontrolling interests	29						(29)	(29)
Noncontrolling interests in acquired entity	1	-	-	-	-	-	-	-
Adjustment to redemption value of redeemable noncontrolling interests	(22)	-	-	22	-	-	-	22
Distribution of Quorum Health Corporation	-	-	-	-	-	(3)	-	(3)
Cancellation of restricted stock for tax withholdings on vested shares	-	(560,098)	-	(5)	-	-	-	(5)
Stock-based compensation	-	1,334,522	-	24	-	-	-	24

Balance, December 31, 2017	527	114,651,004	1	2,014	(21)	(2,761)	75	(692)
Comprehensive income (loss)	54	-	-	-	17	(788)	30	(741)
Adoption of new accounting standards	-	-	-	-	(6)	6	-	-
Contributions from noncontrolling interests	3	-	-	-	-	-	-	-
Distributions to noncontrolling interests	(68)	-	-	-	-	-	(28)	(28)
Purchase of subsidiary shares from noncontrolling interests	(24)	-	-	(4)	-	-	(3)	(7)
Other reclassifications of noncontrolling interests	1	-	-	-	-	-	(2)	(2)
Noncontrolling interests in acquired entity	6	-	-	-	-	-	-	-
Adjustment to redemption value of redeemable noncontrolling interests	5	-	-	(5)	-	-	-	(5)
Cancellation of restricted stock for tax withholdings on vested shares	-	(293,735)	-	(1)	-	-	-	(1)
Income tax payable increase from vesting of restricted shares	-	333	-	-	-	-	-	-
Stock-based compensation	-	1,890,774	-	13	-	-	-	13

Balance, December 31, 2018	504	116,248,376	1	2,017	(10)	(3,543)	72	(1,463)
Comprehensive income (loss)	52	-	-	-	1	(675)	33	(641)
Contributions from noncontrolling interests	3	-	-	-	-	-	7	7
Distributions to noncontrolling interests	(68)	-	-	-	-	-	(31)	(31)
Purchase of subsidiary shares from noncontrolling interests	(8)	-	-	3	-	-	(6)	(3)
Other reclassifications of noncontrolling interests	(2)	-	-	-	-	-	2	2
Adjustment to redemption value of redeemable noncontrolling interests	21	-	-	(21)	-	-	-	(21)
Cancellation of restricted stock for tax withholdings on vested shares	-	(298,182)	-	(1)	-	-	-	(1)
Income tax payable increase from vesting of restricted shares	-	333	-	-	-	-	-	-
Stock-based compensation	-	1,872,104	-	10	-	-	-	10

Balance, December 31, 2019	$502	117,822,631	$1	$2,008	$(9)	$(4,218)	$77	$(2,141)

See accompanying notes to the consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018	2017
	(In millions)
Cash flows from operating activities:
Net loss	$(590)	$(704)	$(2,396)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	608	700	861
Deferred income taxes	203	(3)	(454)
Government and other legal settlements and related costs	51	11	9
Stock-based compensation expense	10	13	24
Impairment of hospitals sold or held for sale	-	-	6
Impairment and loss on sale of businesses, net	138	668	2,123
Loss (gain) from early extinguishment of debt	54	(31)	40
Other non-cash expenses, net	182	38	35
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Patient accounts receivable	93	31	732
Supplies, prepaid expenses and other current assets	38	16	(33)
Accounts payable, accrued liabilities and income taxes	(157)	(163)	(69)
Payment of HMA legal settlement	-	(266)	-
Other	(245)	(36)	(105)

Net cash provided by operating activities	385	274	773

Cash flows from investing activities:
Acquisitions of facilities and other related businesses	(13)	(26)	(6)
Purchases of property and equipment	(438)	(527)	(564)
Proceeds from disposition of hospitals and other ancillary operations	604	405	1,692
Proceeds from sale of property and equipment	3	8	7
Purchases of available-for-sale debt securities and equity securities	(80)	(78)	(125)
Proceeds from sales of available-for-sale debt securities and equity securities	92	114	208
Increase in other investments	(170)	(141)	(143)

Net cash (used in) provided by investing activities	(2)	(245)	1,069

Cash flows from financing activities:
Repurchase of restricted stock shares for payroll tax withholding requirements	(1)	(1)	(5)
Deferred financing costs and other debt-related costs	(46)	(96)	(66)
Proceeds from noncontrolling investors in joint ventures	10	3	5
Redemption of noncontrolling investments in joint ventures	(11)	(31)	(6)
Distributions to noncontrolling investors in joint ventures	(99)	(96)	(100)
Proceeds from sale-lease back	60	-	-
Borrowings under credit agreements	37	28	841
Issuance of long-term debt	3,042	1,033	3,100
Proceeds from ABL Facility	202	797	105
Repayments of long-term indebtedness	(3,557)	(2,033)	(5,391)

Net cash used in financing activities	(363)	(396)	(1,517)

Net change in cash and cash equivalents	20	(367)	325
Cash and cash equivalents at beginning of period	196	563	238

Cash and cash equivalents at end of period	$216	$196	$563

Supplemental disclosure of cash flow information:
Interest payments	$(1,011)	$(936)	$(852)

Income tax refunds (payments), net	$3	$19	$(4)

See accompanying notes to the consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Business.    Community Health Systems, Inc. is a holding company and operates no business in its own name. On a consolidated basis, Community Health Systems, Inc. and its subsidiaries (collectively the “Company”) own, lease and operate general acute care hospitals in communities across the country. As of December 31, 2019, the Company owned or leased 102 hospitals, included in continuing operations, including two stand-alone rehabilitation or psychiatric hospitals, licensed for 16,240 beds in 18 states. Throughout these notes to the consolidated financial statements, Community Health Systems, Inc. (the “Parent”) and its consolidated subsidiaries are referred to on a collective basis as the “Company.” This drafting style is not meant to indicate that the publicly-traded Parent or any particular subsidiary of the Parent owns or operates any asset, business, or property. The hospitals, operations and businesses described in this filing are owned and operated, and management services provided, by distinct and indirect subsidiaries of Community Health Systems, Inc.

As of December 31, 2019, Florida, Texas and Indiana represent the only areas of significant geographic concentration. Net operating revenues generated by the Company’s hospitals in Florida, as a percentage of consolidated operating revenues, were 14.3% in both 2019 and 2018 and 14.0% in 2017. Net operating revenues generated by the Company’s hospitals in Texas, as a percentage of consolidated operating revenues, were 12.2% in 2019, 11.7% in 2018 and 10.9% in 2017. Net operating revenues generated by the Company’s hospitals in Indiana, as a percentage of consolidated operating revenues, were 13.7% in 2019, 12.5% in 2018 and 11.6% in 2017.

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

Cost of Revenue.    Substantially all of the Company’s operating costs and expenses are “cost of revenue” items. Operating costs that could be classified as general and administrative by the Company would include the Company’s corporate office costs at its Franklin, Tennessee office which were collectively $184 million, $181 million and $189 million for the years ended December 31, 2019, 2018 and 2017, respectively. Included in these corporate office costs is stock-based compensation of $10 million, $13 million and $24 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Cash Equivalents.    The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents.

Supplies.    Supplies, principally medical supplies, are stated at the lower of cost (first-in, first-out basis) or market.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Marketable Securities.    Prior to adoption of Accounting Standards Update (“ASU”) 2016-01 on January 1, 2018, the Company’s marketable securities were classified as trading or available-for-sale. Trading securities were reported at fair value with unrealized gains and losses included in earnings. Available-for-sale securities were carried at fair value as determined by quoted market prices, with unrealized gains and losses reported as a separate component of stockholders’ (deficit) equity. After adoption of ASU 2016-01 on January 1, 2018, the Company’s marketable securities consist of debt securities that are classified as trading or available-for-sale and equity securities. Equity securities are reported at fair value with changes in fair value included in earnings. Available-for-sale debt securities are carried at fair value as determined by quoted market prices, with unrealized gains and losses reported as a separate component of stockholders’ (deficit) equity. Trading securities are reported at fair value with unrealized gains and losses included in earnings. Other comprehensive loss, net of tax, included an unrealized gain of $4 million and $8 million during the years ended December 31, 2019 and 2017, respectively, and an unrealized loss of $2 million during the year ended December 31, 2018, related to these available-for-sale debt securities.

Property and Equipment.    Property and equipment are recorded at cost. Depreciation is recognized using the straight-line method over the estimated useful lives of the land and improvements (3 to 20 years), buildings and improvements (5 to 40 years) and equipment and fixtures (3 to 18 years). Costs capitalized as construction in progress were $219 million at both December 31, 2019 and 2018. Expenditures for renovations and other significant improvements are capitalized; however, maintenance and repairs which do not improve or extend the useful lives of the respective assets are charged to operations as incurred. Interest capitalized related to construction in progress was $20 million, $15 million and $11 million for the years ended December 31, 2019, 2018 and 2017, respectively. Purchases of property and equipment and internal-use software accrued in accounts payable and not yet paid were $93 million and $115 million at December 31, 2019 and 2018, respectively.

The Company also leases certain facilities and equipment under finance leases (see Note 9). Such assets are amortized on a straight-line basis over the lesser of the term of the lease or the remaining useful lives of the applicable assets. During the year ended December 31, 2019, the Company had non-cash investing activity of $6 million related to certain facility and equipment additions that were financed through finance leases and other debt.

Goodwill.    Goodwill represents the excess of the fair value of the consideration conveyed in the acquisition over the fair value of net assets acquired. Goodwill arising from business combinations is not amortized. Goodwill is required to be evaluated for impairment at the same time every year and when an event occurs or circumstances change such that it is more likely than not that impairment may exist. The Company performs its annual testing of impairment for goodwill in the fourth quarter of each year. As further discussed in Note 4, the Company recorded an impairment charge of $1.419 billion during the year ended December 31, 2017. There was no goodwill impairment charge during the years ended December 31, 2019 and 2018 as a result of the Company’s annual impairment evaluation.

Other Assets.    Other assets consist of the insurance recovery receivable from excess insurance carriers related to the Company’s self-insured malpractice general liability and workers’ compensation insurance liability; costs to recruit physicians to the Company’s markets, which are deferred and expensed over the term of the respective physician recruitment contract, generally three years, and included in amortization expense; equity method investments; and capitalized internal-use software costs, which are expensed over the expected useful life, which is generally three years for routine software and eight to ten years for major software projects, and included in amortization expense. Included in the increase in other investments in the consolidated statement of cash flows for the year ended December 31, 2019, was cash paid of approximately $28 million to increase investments in certain equity method investments.

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

The Company applied the modified retrospective approach to all contracts when adopting ASC 606. As a result, upon the Company’s adoption of ASC 606 the majority of what was previously classified as the provision for bad debts in the statement of operations is now reflected as implicit price concessions (as defined in ASC 606) and therefore was included as a reduction to net operating revenues in 2019 and 2018. For changes in credit issues not assessed at the date of service, the Company prospectively recognizes those amounts in other operating expenses on the statement of operations. For periods prior to the adoption of ASC 606, the provision for bad debts has been presented consistent with the previous revenue recognition standards that required such provision to be presented separately as a component of net operating revenues. Additionally, upon adoption of ASC 606 the allowance for doubtful accounts of approximately $3.9 billion as of January 1, 2018 was reclassified as a component of net patient accounts receivable. Other than these changes in presentation on the consolidated statement of operations and consolidated balance sheet, the adoption of ASC 606 did not have a material impact on the consolidated results of operations for the years ended December 31, 2019 and 2018, and the Company does not expect it to have a material impact on its consolidated results of operations on a prospective basis.

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

Net Operating Revenues

Net operating revenues are recorded at the transaction price estimated by the Company to reflect the total consideration due from patients and third-party payors in exchange for providing goods and services in patient care. These services are considered to be a single performance obligation and have a duration of less than one year. Revenues are recorded as these goods and services are provided. The transaction price, which involves significant estimates, is determined based on the Company’s standard charges for the goods and services provided, with a reduction recorded for price concessions related to third party contractual arrangements as well as patient discounts and other patient price concessions. During the years ended December 31, 2019 and 2018, the impact of changes to the inputs used to determine the transaction price was considered immaterial to the current period.

States utilize supplemental reimbursement programs for the purpose of providing reimbursement to providers that is not specifically tied to an individual’s care, some of which offsets a portion of the cost of providing care to Medicaid and indigent patients. These programs are designed with input from the Centers for Medicare & Medicaid Services and are funded with a combination of state and federal resources, including, in certain instances, fees or taxes levied on the providers. Under these supplemental programs, the Company recognizes revenue and related expenses in the period in which amounts are estimable and collection is reasonably assured. Reimbursement under these programs is reflected in net operating revenues and fees, taxes or other program-related costs are reflected in other operating expenses.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s net operating revenues during the years ended December 31, 2019 and 2018 have been presented in the following table based on an allocation of the estimated transaction price with the patient between the primary patient classification of insurance coverage (in millions):

	Year Ended December 31,
	2019	2018
Medicare	$3,331	$3,730
Medicaid	1,736	1,876
Managed Care and other third-party payors	8,014	8,349
Self-pay	129	200

Total	$13,210	$14,155

Operating revenues, net of contractual allowances and discounts (but before the provision for bad debts) by payor have been presented in the following table for the year ended December 31, 2017, as follows, consistent with the presentation prior to the adoption of ASC 606 on January 1, 2018 (in millions):

Year Ended December 31, 2017
Medicare	$4,188
Medicaid	1,900
Managed Care and other third-party payors	9,991
Self-pay	2,319

Total	$18,398

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

Final settlements for some payors and programs are subject to adjustment based on administrative review and audit by third parties. As a result of these final settlements, the Company has recorded amounts due to third-party payors of $83 million and $144 million as of December 31, 2019 and December 31, 2018, respectively, and these amounts are included in accrued liabilities-other in the accompanying consolidated balance sheets. Amounts due

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

from third-party payors were $137 million and $155 million as of December 31, 2019 and December 31, 2018, respectively, and are included in other current assets in the accompanying consolidated balance sheets. Substantially all Medicare and Medicaid cost reports are final settled through 2016.

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

These charity care services are estimated to be $540 million, $491 million and $482 million for the years ended December 31, 2019, 2018 and 2017, respectively, representing the value (at the Company’s standard charges) of these charity care services that are excluded from net operating revenues. The estimated cost incurred by the Company to provide these charity care services to patients who are unable to pay was approximately $66 million, $62 million and $62 million for the years ended December 31, 2019, 2018 and 2017, respectively. The estimated cost of these charity care services was determined using a ratio of cost to gross charges and applying that ratio to the gross charges associated with providing care to charity patients for the period.

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

The Company recognized approximately $1 million, $4 million and $28 million for the years ended December 31, 2019, 2018 and 2017, respectively, of incentive reimbursement for HITECH incentives from Medicare and Medicaid related to certain of the Company’s hospitals and for certain of the Company’s employed physicians that have demonstrated meaningful use of certified EHR technology or have completed attestations to their adoption or implementation of certified EHR technology. These incentive reimbursements are presented as a reduction of operating costs and expenses on the consolidated statements of loss. The Company received cash related to the incentive reimbursement for HITECH incentives of approximately less than $1 million, $4 million and $41 million for the years ended December 31, 2019, 2018 and 2017, respectively. The Company recorded no deferred revenue in connection with the receipt of these cash payments at December 31, 2019, 2018 or 2017.

Leases.    On January 1, 2019, the Company adopted the cumulative accounting standard updates initially issued by the FASB in February 2016 that amend the accounting for leases and are codified as Accounting Standards Codification Topic 842 (“ASC 842”). These changes to the lease accounting model require operating leases be recorded on the balance sheet through recognition of a liability for the discounted present value of future fixed lease payments and a corresponding right-of-use (“ROU”) asset. The Company’s accounting for finance leases remained substantially unchanged from its prior accounting for capital leases. The ROU asset recorded at commencement of the lease represents the right to use the underlying asset over the lease term in exchange for the lease payments. Leases with an initial term of 12 months or less that do not have an option to purchase the underlying asset that is deemed reasonably certain to be exercised are not recorded on the balance sheet; rather, rent expense for these leases is recognized on a straight-line basis over the lease term, or when incurred if a month-to-month lease. When readily determinable, the Company uses the interest rate implicit in a

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

lease to determine the present value of future lease payments. For leases where the implicit rate is not readily determinable, the Company’s incremental borrowing rate is utilized. The Company calculates its incremental borrowing rate on a quarterly basis using a third-party financial model that estimates the rate of interest the Company would have to pay to borrow an amount equal to the total lease payments on a collateralized basis over a term similar to the lease. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The Company elected the amended transition requirements allowed for by the FASB in ASU 2018-11, which provide entities relief by allowing them not to recast prior comparative periods from the adoption of ASC 842. As a result, the prior year comparative financial statements have not been restated to reflect the adoption of ASC 842. Additionally, the Company elected the package of practical expedients available in ASC 842 upon adoption whereby an entity need not reassess expired contracts for lease identification or classification as a finance or operating lease, or for the reassessment of initial direct costs. The Company has not elected the practical expedient to use hindsight to determine the lease term for its leases at transition. Certain of the Company’s lease agreements have lease and non-lease components, which for the majority of leases the Company accounts for separately when the actual lease and non-lease components are determinable. For equipment leases with immaterial non-lease components incorporated into the fixed rent payment, the Company accounts for the lease and non-lease components as a single lease component in determining the lease payment. Additionally, for certain individually insignificant equipment leases such as copiers, the Company applies a portfolio approach to effectively record the operating lease liability and ROU asset.

The adoption of ASC 842 had a material impact on the Company’s consolidated balance sheet through the recording of the operating lease liabilities and related ROU assets for leases in effect at January 1, 2019, but the adoption did not have a material impact on the Company’s consolidated statement of loss or consolidated statement of cash flows for the year ended December 31, 2019. The Company recorded approximately $673 million of operating lease liabilities and ROU assets on January 1, 2019 upon adoption of ASC 842, with no impact on accumulated deficit.

Physician Income Guarantees.    The Company enters into physician recruiting agreements under which it supplements physician income to a minimum amount over a period of time, typically one year, while the physicians establish themselves in the community. As part of the agreements, the physicians are committed to practice in the community for a period of time, typically three years, which extends beyond their income guarantee period. The Company records an asset and liability for the estimated fair value of minimum revenue guarantees on new agreements. Adjustments to the ultimate value of the guarantee paid to physicians are recognized in the period that the change in estimate is identified. The Company amortizes an asset over the life of the agreement. As of December 31, 2019 and 2018, the unamortized portion of these physician income guarantees was $20 million and $24 million, respectively, and is recorded in other assets in the consolidated balance sheet.

Concentrations of Credit Risk.    The Company grants unsecured credit to its patients, most of whom reside in the service area of the Company’s facilities and are insured under third-party payor agreements. Because of the economic diversity of the Company’s facilities and non-governmental third-party payors, Medicare represents the only significant concentration of credit risk from payors. Accounts receivable, net of contractual allowances, from Medicare was $268 million and $283 million at December 31, 2019 and 2018, respectively, representing 5% of consolidated net accounts receivable at both December 31, 2019 and 2018.

Accounting for the Impairment or Disposal of Long-Lived Assets.    During the year ended December 31, 2019, the Company recorded a total combined impairment charge and loss on disposal of approximately $138 million, of which (i) approximately $92 million was recorded to reduce the carrying value of closed hospitals and certain

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

hospitals that have been sold or deemed held for sale based on the difference between the carrying value of the hospital disposal groups compared to estimated fair value less costs to sell and (ii) approximately $46 million was recorded primarily to adjust the carrying value of other long-lived assets at several underperforming hospitals or where the Company is in discussions with potential buyers for divestiture at a sales price that indicates a fair value below carrying value. Included in the carrying value of the hospital disposal groups at December 31, 2019 is a net allocation of approximately $167 million of goodwill allocated from the hospital operations reporting unit goodwill based on a calculation of the disposal groups’ relative fair value compared to the total reporting unit. The Company will continue to evaluate the potential for further impairment of the long-lived assets of underperforming hospitals as well as evaluate offers for potential sales. Based on such analysis, additional impairment charges may be recorded in the future.

During the year ended December 31, 2018, the Company recorded a total combined impairment charge and loss on disposal of approximately $668 million, of which (i) approximately $423 million was recorded to reduce the carrying value of certain hospitals that have been sold or deemed held for sale based on the difference between the carrying value of the hospital disposal groups compared to estimated fair value less costs to sell, (ii) approximately $29 million was recorded to write-off the value of a promissory note received as consideration for the sale of three hospitals in 2017 where the buyer entered into bankruptcy proceedings, and (iii) approximately $216 million was recorded primarily to adjust the carrying value of other long-lived assets at several underperforming hospitals that have ceased operations or where the Company was in discussions with potential buyers for divestiture at a sales price that indicated a fair value below carrying value. Included in the carrying value of the hospital disposal groups at December 31, 2018 is a net allocation of approximately $186 million of goodwill allocated from the hospital operations reporting unit goodwill based on a calculation of the disposal groups’ relative fair value compared to the total reporting unit.

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

Segment Reporting.    A public company is required to report annual and interim financial and descriptive information about its reportable operating segments. Operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Aggregation of similar operating segments into a single reportable operating segment is permitted if the businesses have similar economic characteristics and meet the criteria established by U.S. GAAP. The Company operates a single operating segment represented by hospital operations (which includes the Company’s acute care hospitals and related healthcare entities that provide inpatient and outpatient healthcare services).

Derivative Instruments and Hedging Activities.    The Company records derivative instruments on the consolidated balance sheet as either an asset or liability measured at its fair value. Changes in a derivative’s fair value are recorded each period in earnings or other comprehensive income (“OCI”), depending on whether the derivative is designated and is effective as a hedged transaction, and on the type of hedge transaction. Changes in the fair value of derivative instruments recorded to OCI are reclassified to earnings in the period affected by the underlying hedged item. Any portion of the fair value of a derivative instrument determined to be ineffective

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

under the standard is recognized in current earnings. The Company has entered into several interest rate swap agreements and had one such agreement outstanding as of December 31, 2019. See Note 7 for further discussion about the swap transactions.

New Accounting Pronouncements.    In August 2018, the FASB issued ASU 2018-15 to provide guidance on the accounting for implementation costs incurred in a cloud computing arrangement that is accounted for as a service contract. This ASU requires entities to account for such costs consistent with the guidance on capitalizing costs associated with developing or obtaining internal-use software. The ASU is effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. The Company adopted this ASU on January 1, 2020, and does not expect the adoption of this ASU will have a material impact on its consolidated financial position and results of operations.

In June 2016, the FASB issued ASU 2016-13, which introduced a new model for recognizing credit losses on financial instruments based on an estimate of the current expected credit losses. The new current expected credit losses (“CECL”) model generally calls for the immediate recognition of all expected credit losses and applies to financial instruments and other assets, including accounts receivable and other financial assets measured at amortized cost, debt securities and other financial assets. This guidance replaces the current incurred loss model for measuring expected credit losses, requires expected losses on available-for-sale debt securities to be recognized through an allowance for credit losses rather than as reductions in the amortized cost of the securities, and provides for additional disclosure requirements. This ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. The Company adopted this ASU on January 1, 2020, and does not expect the adoption of this ASU will have a material impact on its consolidated financial position and results of operations.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Options granted in 2011 or later have a 10-year contractual term. As of December 31, 2019, 5,308,206 shares of unissued common stock were reserved for future grants under the 2009 Plan.

The exercise price of all options granted under the 2000 Plan and the 2009 Plan has been equal to the fair value of the Company’s common stock on the option grant date.

The following table reflects the impact of total compensation expense related to stock-based equity plans on the reported operating results for the respective periods (in millions):

	Year Ended December 31,
	2019	2018	2017
Effect on loss before income taxes	$(10)	$(13)	$(24)

Effect on net loss	$(8)	$(10)	$(16)

At December 31, 2019, $13 million of unrecognized stock-based compensation expense related to outstanding unvested stock options, restricted stock and restricted stock units (the terms of which are summarized below) was expected to be recognized over a weighted-average period of 22 months. Of that amount, $1 million related to outstanding unvested stock options was expected to be recognized over a weighted-average period of 26 months and $12 million related to outstanding unvested restricted stock and restricted stock units was expected to be recognized over a weighted-average period of 21 months. There were no modifications to awards during the years ended December 31, 2019, 2018 and 2017.

The fair value of stock options was estimated using the Black Scholes option pricing model with the following assumptions and weighted-average fair values during the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018		2017
Expected volatility	68.4%	N/A	%	N/A	%
Expected dividends	-	N/A		N/A
Expected term	5.6 years	N/A		N/A
Risk-free interest rate	2.6%	N/A	%	N/A	%

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Options outstanding and exercisable under the 2000 Plan and the 2009 Plan as of December 31, 2019, and changes during each of the years in the three-year period prior to December 31, 2019, were as follows (in millions, except share and per share data):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value as of December 31, 2019
Outstanding at December 31, 2016	1,185,320	$28.12
Granted	-	-
Exercised	-	-
Forfeited and cancelled	(69,653)	33.52

Outstanding at December 31, 2017	1,115,667	31.56
Granted	-	-
Exercised	-	-
Forfeited and cancelled	(490,729)	32.01

Outstanding at December 31, 2018	624,938	31.21
Granted	658,500	4.95
Exercised	-	-
Forfeited and cancelled	(173,304)	23.04

Outstanding at December 31, 2019	1,110,134	$16.90	5.6 years	$-

Exercisable at December 31, 2019	486,134	$32.26	1.0 years	$-

The weighted-average grant date fair value of stock options granted during the year ended December 31, 2019 was $3.05. No stock options were granted during the years ended December 31, 2018 and 2017. The aggregate intrinsic value (calculated as the number of in-the-money stock options multiplied by the difference between the Company’s closing stock price on the last trading day of the reporting period ($2.90) and the exercise price of the respective stock options) in the table above represents the amount that would have been received by the option holders had all option holders exercised their options on December 31, 2019. This amount changes based on the market value of the Company’s common stock. There were no options exercised during the years ended December 31, 2019, 2018 and 2017. The aggregate intrinsic value of options vested and expected to vest approximates that of the outstanding options.

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

Restricted stock outstanding under the 2009 Plan as of December 31, 2019, and changes during each of the years in the three-year period prior to December 31, 2019, were as follows:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2016	2,969,285	$29.39
Granted	1,502,000	9.10
Vested	(1,586,855)	33.91
Forfeited	(240,511)	18.20

Unvested at December 31, 2017	2,643,919	16.17
Granted	1,987,000	4.54
Vested	(1,154,670)	23.22
Forfeited	(167,342)	10.29

Unvested at December 31, 2018	3,308,907	7.00
Granted	1,989,000	4.94
Vested	(1,160,667)	8.89
Forfeited	(279,838)	5.60

Unvested at December 31, 2019	3,857,402	5.47

Restricted stock units (“RSUs”) have been granted to the Company’s outside directors under the 2009 Plan. Each of the Company’s then serving outside directors received grants under the 2009 Plan of 18,498 RSUs, 37,118 RSUs and 34,068 RSUs on March 1, 2017, 2018 and 2019, respectively. Each of the 2017, 2018 and 2019 grants had a grant date fair value of approximately $170,000. Vesting of these RSUs occurs in one-third increments on each of the first three anniversaries of the award date or upon the director’s earlier cessation of service on the board, other than for cause.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

RSUs outstanding under the 2009 Plan as of December 31, 2019, and changes during each of the years in the three-year period prior to December 31, 2019, were as follows:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2016	120,386	$22.06
Granted	110,988	9.19
Vested	(59,296)	24.90
Forfeited	-	-

Unvested at December 31, 2017	172,078	12.78
Granted	296,944	4.58
Vested	(71,116)	15.51
Forfeited	-	-

Unvested at December 31, 2018	397,906	6.17
Granted	306,612	4.99
Vested	(162,942)	7.42
Forfeited	-	-

Unvested at December 31, 2019	541,576	5.13

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

Acquisition and integration expenses related to prospective and closed acquisitions included in other operating expenses on the consolidated statements of loss were $2 million, $3 million and $2 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Effective June 1, 2019, one or more subsidiaries of the Company completed the acquisition of Northwest Mississippi Medical Center in Clarksdale, Mississippi. This healthcare system includes 181 licensed beds and other outpatient and ancillary services. The total cash consideration paid for operating assets was approximately $2 million with additional consideration of $9 million in assumed liabilities, for a total consideration of $11 million. This hospital was acquired in conjunction with the bankruptcy proceedings for the previous owner that acquired the hospital from the Company in 2017 as part of an agreement with the local county government associated with its lease of the hospital building. Based on the Company’s final purchase price allocation relating to this acquisition as of December 31, 2019, no goodwill has been recorded. Prior to the completion of the acquisition, the Company initiated a plan to sell this hospital and as such has classified this hospital as held for sale at December 31, 2019.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other Acquisitions

During the years ended December 31, 2019, 2018 and 2017, one or more subsidiaries of the Company paid approximately $8 million, $26 million and $6 million, respectively, to acquire the operating assets and related businesses of certain physician practices, clinics and other ancillary businesses that operate within the communities served by the Company’s affiliated hospitals. In connection with these acquisitions, during the year ended December 31, 2019, the Company allocated approximately $4 million of the consideration paid to property and equipment and net working capital and the remainder, approximately $4 million consisting of intangible assets that do not qualify for separate recognition, to goodwill. In connection with these acquisitions, during the year ended December 31, 2018, the Company allocated approximately $10 million of the consideration paid to property and equipment and net working capital and the remainder, approximately $22 million consisting of intangible assets that do not qualify for separate recognition, to goodwill. The value of noncontrolling interests acquired in these acquisitions was $6 million. During the year ended December 31, 2017, the Company allocated approximately $2 million of the consideration paid to property and equipment and net working capital and the remainder, approximately $4 million consisting of intangible assets that do not qualify for separate recognition, to goodwill. No value was allocated to noncontrolling interests recorded in these acquisitions.

Divestitures

In April 2014, FASB issued ASU 2014-08, which changed the requirements for reporting discontinued operations. Under this accounting standard, a discontinued operation is a disposal that represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. Additional disclosures are required for significant components of the entity that are disposed of or are held for sale but do not qualify as discontinued operations. This ASU was adopted on January 1, 2015 and is required to be applied on a prospective basis for disposals or components initially classified as held for sale after adoption. As a result, the following divestitures occurring subsequent to the date of adoption are included in continuing operations for the years ended December 31, 2019, 2018 and 2017.

The following table provides a summary of hospitals included in continuing operations that the Company divested during the years ended December 31, 2019, 2018, and 2017:

Hospital	Buyer	City, State	Licensed Beds	Effective Date
2019 Divestitures:

Bluefield Regional Medical Center	Princeton Community Hospital Association	Bluefield, WV	92	October 1, 2019
Lake Wales Medical Center	Adventist Health System	Lake Wales, FL	160	September 1, 2019
Heart of Florida Regional Medical Center	Adventist Health System	Davenport, FL	193	September 1, 2019
College Station Medical Center	St. Joseph Regional Health Center	College Station, TX	167	August 1, 2019
Tennova Healthcare – Lebanon	Vanderbilt University Medical Center	Lebanon, TN	245	August 1, 2019
Chester Regional Medical Center	Medical University Hospital Authority	Chester, SC	82	March 1, 2019
Carolinas Hospital System – Florence	Medical University Hospital Authority	Florence, SC	396	March 1, 2019
Springs Memorial Hospital	Medical University Hospital Authority	Lancaster, SC	225	March 1, 2019

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Hospital	Buyer	City, State	Licensed Beds	Effective Date
Carolinas Hospital System – Marion	Medical University Hospital Authority	Mullins, SC	124	March 1, 2019
Memorial Hospital of Salem County	Community Healthcare Associates, LLC	Salem, NJ	126	January 31, 2019
Mary Black Health System – Spartanburg	Spartanburg Regional Healthcare System	Spartanburg, SC	207	January 1, 2019
Mary Black Health System – Gaffney	Spartanburg Regional Healthcare System	Gaffney, SC	125	January 1, 2019

2018 Divestitures:

Sparks Regional Medical Center	Baptist Health	Fort Smith, AR	492	November 1, 2018
Sparks Medical Center – Van Buren	Baptist Health	Van Buren, AR	103	November 1, 2018
AllianceHealth Deaconess	INTEGRIS Health	Oklahoma City, OK	238	October 1, 2018
Munroe Regional Medical Center	Adventist Health System	Ocala, FL	425	August 1, 2018
Tennova Healthcare – Dyersburg Regional	West Tennessee Healthcare	Dyersburg, TN	225	June 1, 2018
Tennova Healthcare – Regional Jackson	West Tennessee Healthcare	Jackson, TN	150	June 1, 2018
Tennova Healthcare – Volunteer Martin	West Tennessee Healthcare	Martin, TN	100	June 1, 2018
Williamson Memorial Hospital	Mingo Health Partners, LLC	Williamson, WV	76	June 1, 2018
Byrd Regional Hospital	Allegiance Health Management	Leesville, LA	60	June 1, 2018
Tennova Healthcare – Jamestown	Rennova Health, Inc.	Jamestown, TN	85	June 1, 2018
Bayfront Health Dade City	Adventist Health System	Dade City, FL	120	April 1, 2018

2017 Divestitures:

Highlands Regional Medical Center	HCA Healthcare, Inc. (“HCA”)	Sebring, FL	126	November 1, 2017
Merit Health Northwest Mississippi	Curae Health, Inc.	Clarksdale, MS	181	November 1, 2017
Weatherford Regional Medical Center	HCA	Weatherford, TX	103	October 1, 2017
Brandywine Hospital	Reading Health System	Coatesville, PA	169	October 1, 2017
Chestnut Hill Hospital	Reading Health System	Philadelphia, PA	148	October 1, 2017
Jennersville Hospital	Reading Health System	West Grove, PA	63	October 1, 2017
Phoenixville Hospital	Reading Health System	Phoenixville, PA	151	October 1, 2017
Pottstown Memorial Medical Center	Reading Health System	Pottstown, PA	232	October 1, 2017
Yakima Regional Medical and Cardiac Center	Regional Health	Yakima, WA	214	September 1, 2017

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Hospital	Buyer	City, State	Licensed Beds	Effective Date
Toppenish Community Hospital	Regional Health	Toppenish, WA	63	September 1, 2017
Memorial Hospital of York	PinnacleHealth System	York, PA	100	July 1, 2017
Lancaster Regional Medical Center	PinnacleHealth System	Lancaster, PA	214	July 1, 2017
Heart of Lancaster Regional Medical Center	PinnacleHealth System	Lititz, PA	148	July 1, 2017
Carlisle Regional Medical Center	PinnacleHealth System	Carlisle, PA	165	July 1, 2017
Tomball Regional Medical Center	HCA	Tomball, TX	350	July 1, 2017
South Texas Regional Medical Center	HCA	Jourdanton, TX	67	July 1, 2017
Deaconess Hospital	MultiCare Health System	Spokane, WA	388	July 1, 2017
Valley Hospital	MultiCare Health System	Spokane Valley, WA	123	July 1, 2017
Lake Area Medical Center	CHRISTUS Health	Lake Charles, LA	88	June 30, 2017
Easton Hospital	Steward Health, Inc.	Easton, PA	196	May 1, 2017
Sharon Regional Health System	Steward Health, Inc.	Sharon, PA	258	May 1, 2017
Northside Medical Center	Steward Health, Inc.	Youngstown, OH	355	May 1, 2017
Trumbull Memorial Hospital	Steward Health, Inc.	Warren, OH	311	May 1, 2017
Hillside Rehabilitation Hospital	Steward Health, Inc.	Warren, OH	69	May 1, 2017
Wuesthoff Health System – Rockledge	Steward Health, Inc.	Rockledge, FL	298	May 1, 2017
Wuesthoff Health System – Melbourne	Steward Health, Inc.	Melbourne, FL	119	May 1, 2017
Sebastian River Medical Center	Steward Health, Inc.	Sebastian, FL	154	May 1, 2017
Stringfellow Memorial Hospital	The Health Care Authority of the City of Anniston	Anniston, AL	125	May 1, 2017
Merit Health Gilmore Memorial	Curae Health, Inc.	Amory, MS	95	May 1, 2017
Merit Health Batesville	Curae Health, Inc.	Batesville, MS	112	May 1, 2017

On May 1, 2017, one or more subsidiaries of the Company sold AllianceHealth Pryor (52 licensed beds) in Pryor, Oklahoma, and its associated assets to Ardent Health Services Inc. for approximately $1 million in cash. This hospital has been reported in the consolidated statements of loss in discontinued operations.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Net operating revenues and loss from discontinued operations for the respective periods are as follows (in millions):

Year Ended December 31, 2017
Net operating revenues	$79

Loss from operations of entities sold or held for sale before income taxes	(10)
Impairment of hospitals sold or held for sale	(8)
Loss on sale, net	(1)

Loss from discontinued operations, before taxes	(19)
Income tax benefit	(7)

Loss from discontinued operations, net of taxes	$(12)

As part of its ongoing evaluation of the fair value of the hospitals it is marketing for sale, the Company recorded an impairment charge on the carrying value of the long-lived assets at these hospitals in discontinued operations of $6 million, net of tax, for the year ended December 31, 2017. There was no impairment charge recorded for the years ended December 31, 2019 and 2018. Interest expense was allocated to discontinued operations based on sale proceeds available for debt repayment.

The following table discloses amounts included in the consolidated balance sheet for the hospitals classified as held for sale as of December 31, 2019 and 2018 (in millions):

	December 31,
	2019	2018
Other current assets	$25	$21
Other assets, net	262	154
Accrued liabilities	43	44

Financial and statistical data reported in this Annual Report on Form 10-K (“Form 10-K”) includes operating results for hospitals held for sale at December 31, 2019 and for the 53 hospitals that were divested during 2019, 2018 and 2017 through the effective date of each respective transaction. Summary financial results of these hospitals included in continuing operations for the periods included in the accompanying consolidated statements of loss are as follows (in millions):

	Year Ended December 31,
	2019	2018	2017
Loss from operations before income taxes	$(105)	$(470)	$(703)
Less: Loss attributable to noncontrolling interests	-	1	(2)

Loss from operations before income taxes attributable to Community Health Systems, Inc. stockholders	$(105)	$(471)	$(701)

The operating results for these held for sale or divested hospitals included impairment charges of approximately $102 million, $415 million and $368 million that were allocated to the divestitures during the years ended December 31, 2019, 2018 and 2017, respectively.

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

4.  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2019 and 2018 are as follows (in millions):

Balance, beginning balance	2019	2018
Goodwill	$7,373	$7,537
Accumulated impairment losses	(2,814)	(2,814)

	4,559	4,723

Goodwill acquired as part of acquisitions during current year	4	22
Goodwill allocated to hospitals held for sale	(235)	(186)

Balance, end of year
Goodwill	7,142	7,373
Accumulated impairment losses	(2,814)	(2,814)

	$4,328	$4,559

Goodwill is allocated to each identified reporting unit, which is defined as an operating segment or one level below the operating segment (referred to as a component of the entity). Management has determined that the Company’s operating segment meets the criteria to be classified as a reporting unit. At December 31, 2019, after giving effect to 2019 divestiture activity, the Company had approximately $4.3 billion of goodwill recorded.

Goodwill is evaluated for impairment annually and when an event occurs or circumstances change that, more likely than not, reduce the fair value of the reporting unit below its carrying value. During 2017, the Company early adopted ASU 2017-04, which allows a company to record a goodwill impairment when the reporting unit’s carrying value exceeds the fair value determined in step one. The Company performed its annual goodwill impairment evaluation during the fourth quarter of 2019 using the October 31, 2019 measurement date, which indicated no impairment.

The Company estimates the fair value of the reporting unit using both a discounted cash flow model as well as a market multiple model. The cash flow forecasts are adjusted by an appropriate discount rate based on the Company’s estimate of a market participant’s weighted-average cost of capital. These models are both based on

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

the Company’s best estimate of future revenues and operating costs and are reconciled to the Company’s consolidated market capitalization, with consideration of the amount a potential acquirer would be required to pay, in the form of a control premium, in order to gain sufficient ownership to set policies, direct operations and control management decisions.

While no impairment was indicated in the Company’s annual goodwill evaluations as of the October 31, 2019 and October 31, 2018 measurement dates, the reduction in the Company’s fair value and the resulting goodwill impairment charges recorded in 2016 and 2017 reduced the carrying value of the Company’s hospital operations reporting unit to an amount equal to its estimated fair values as of such prior year measurement dates. This increases the risk that future declines in fair value could result in goodwill impairment. The determination of fair value in the Company’s goodwill impairment analysis is based on an estimate of fair value for each reporting unit utilizing known and estimated inputs at the evaluation date. Some of those inputs include, but are not limited to, the most recent price of the Company’s common stock or fair value of long-term debt, estimates of future revenue and expense growth, estimated market multiples, expected capital expenditures, income tax rates, and costs of invested capital. Future estimates of fair value could be adversely affected if the actual outcome of one or more of these assumptions changes materially in the future, including further decline in the Company’s stock price or fair value of long-term debt, lower than expected hospital volumes, higher market interest rates or increased operating costs. Such changes impacting the calculation of fair value could result in a material impairment charge in the future.

The determination of fair value of the Company’s hospital operations reporting unit as part of its goodwill impairment measurement represents a Level 3 fair value measurement in the fair value hierarchy due to its use of internal projections and unobservable measurement inputs.

Intangible Assets

No intangible assets other than goodwill were acquired during the years ended December 31, 2019 and 2018. The gross carrying amount of the Company’s other intangible assets subject to amortization was $1 million at both December 31, 2019 and 2018, and the net carrying amount was less than $1 million at December 31, 2019 and 2018. The carrying amount of the Company’s other intangible assets not subject to amortization was $63 million and $67 million at December 31, 2019 and 2018, respectively. Other intangible assets are included in other assets, net on the Company’s consolidated balance sheets. Substantially all of the Company’s intangible assets are contract-based intangible assets related to operating licenses, management contracts, or non-compete agreements entered into in connection with prior acquisitions.

The weighted-average remaining amortization period for the intangible assets subject to amortization is approximately one year. There are no expected residual values related to these intangible assets. Amortization expense on these intangible assets was less than $1 million, $3 million and $4 million during the years ended December 31, 2019, 2018 and 2017, respectively. Amortization expense on intangible assets is estimated to be less than $1 million in 2020.

The gross carrying amount of capitalized software for internal use was approximately $1.1 billion and $1.2 billion at December 31, 2019 and 2018, respectively, and the net carrying amount was approximately $321 million and $355 million at December 31, 2019 and 2018, respectively. The estimated amortization period for capitalized internal-use software is generally three years, except for capitalized costs related to significant system conversions, for which the estimated amortization period is generally eight to ten years. There is no expected residual value for capitalized internal-use software. At December 31, 2019, there were approximately $42 million of capitalized costs for internal-use software that is currently in the development stage and will begin amortization once the software project is complete and ready for its intended use. Amortization expense on

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

capitalized internal-use software was $121 million, $140 million and $178 million during the years ended December 31, 2019, 2018 and 2017, respectively. Amortization expense on capitalized internal-use software is estimated to be $114 million in 2020, $93 million in 2021, $55 million in 2022, $26 million in 2023, $22 million in 2024 and $11 million thereafter.

5.  INCOME TAXES

The provision for (benefit from) income taxes for loss from continuing operations consists of the following (in millions):

	Year Ended December 31,
	2019	2018	2017
Current:
Federal	$(38)	$1	$-
State	(5)	(9)	5

	(43)	(8)	5
Deferred:
Federal	179	50	(485)
State	24	(53)	31

	203	(3)	(454)

Total provision for (benefit from) income taxes for loss from continuing operations	$160	$(11)	$(449)

The following table reconciles the differences between the statutory federal income tax rate and the effective tax rate (dollars in millions):

	Year Ended December 31,
	2019			2018		2017
	Amount	%		Amount	%	Amount	%
Benefit from income taxes at statutory federal rate	$(90)	21.0%		$(150)	21.0%	$(991)	35.0%
State income taxes, net of federal income tax benefit	(104)	24.3		(114)	16.0	(10)	0.3
Net income attributable to noncontrolling interests	(18)	4.2		(18)	2.5	(22)	0.8
Change in valuation allowance	340	(79.2)		212	(29.7)	26	(0.9)
Change in uncertain tax position	-	-		9	(1.3)	-	-
Federal rate change	-	-		-	-	32	(1.1)
Federal and state tax credits	-	-		(17)	2.4	(5)	0.1
Nondeductible goodwill	11	(2.6)		30	(4.2)	504	(17.8)
Nondeductible settlements	-	-		22	(3.1)	-	-
Nondeductible loss on divestiture	15	(3.5)		-	-	-	-
Other	6	(1.4)		15	(2.1)	17	(0.6)

Provision for (benefit from) income taxes and effective tax rate for loss from continuing operations	$160	(37.2	) %	$(11)	1.5%	$(449)	15.8%

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s effective tax rates were (37.2)%, 1.5% and 15.8% for the years ended December 31, 2019, 2018 and 2017, respectively. The decrease in the Company’s effective tax rate for the year ended December 31, 2019, when compared to the year ended December 31, 2018, was primarily due to an increase in the valuation allowance recognized on (i) IRC Section 163(j) interest carryforwards and (ii) original issue discount deferred tax asset generated with the 2019 Exchange Offer. The decrease in the Company’s effective tax rate for the year ended December 31, 2018, when compared to the year ended December 31, 2017, was primarily due to the increase in valuation allowance recognized on IRC Section 163(j) interest carryforwards partially offset by the release of certain state valuation allowances on net operating loss carryforwards in certain jurisdictions.

Deferred income taxes are based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities under the provisions of the enacted tax laws. Deferred income taxes as of December 31, 2019 and 2018 consist of (in millions):

	December 31,
	2019		2018
	Assets	Liabilities	Assets	Liabilities
Net operating loss and credit carryforwards	$775	$-	$743	$-
Property and equipment	-	335	-	237
Self-insurance liabilities	48	-	69	-
Prepaid expenses	-	30	-	27
Intangibles	-	149	-	134
Investments in unconsolidated affiliates	-	57	-	55
Other liabilities	-	9	-	14
IRC Section 481(a) - mixed service cost	-	216	-	-
Long-term debt and interest	312	-	84	-
Accounts receivable	62	-	58	-
IRC Section 163(j) interest limitation	296	-	144	-
Accrued vacation	24	-	26	-
Accrued bonus	31	-	-	-
Other comprehensive income	5	-	4	-
Right-of-use assets	-	145	-	-
Right-of-use liability	149	-	-	-
Stock-based compensation	5	-	4	-
Deferred compensation	70	-	64	-
Other	51	-	15	-

Total	1,828	941	1,211	467
Valuation allowance	(1,049)	-	(701)	-

Total deferred income taxes	$779	$941	$510	$467

The Company believes that the net deferred tax assets will ultimately be realized, except as noted below. Its conclusion is based on its estimate of future taxable income and the expected timing of temporary difference reversals. The Company has gross federal net operating loss carryforwards of approximately $662 million and state net operating loss carryforwards of approximately $8.6 billion, which expire from 2020 to 2039. The Company’s tax affected federal and state net operating loss and credit carryforwards are approximately $169 million and $606 million, respectively. A valuation allowance of approximately $1.0 billion has been recognized for state net operating loss carryforwards, state credit carryforwards and federal and state deferred tax assets that the Company does not expect to be able to utilize prior to the expiration of the carryforward period.

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

The valuation allowance for federal and state jurisdictions where the Company concluded that the associated deferred tax assets would not be realized increased by $221 million and $127 million, respectively, for the year ended December 31, 2019, and increased by $151 million and $17 million, respectively, for the year ended December 31, 2018.

The total amount of unrecognized benefit that would affect the effective tax rate, if recognized, was approximately $1 million as of December 31, 2019. A total of approximately $1 million of interest and penalties is included in the amount of the liability for uncertain tax positions at December 31, 2019. It is the Company’s policy to recognize interest and penalties related to unrecognized benefits in its consolidated statements of loss as income tax expense.

It is possible the amount of unrecognized tax benefit could change in the next 12 months as a result of a lapse of the statute of limitations and settlements with taxing authorities; however, the Company does not anticipate the change will have a material impact on the Company’s consolidated results of operations or consolidated financial position.

The following is a tabular reconciliation of the total amount of unrecognized tax benefit for the years ended December 31, 2019, 2018 and 2017 (in millions):

	Year Ended December 31,
	2019	2018	2017
Unrecognized tax benefit, beginning of year	$29	$18	$18
Gross increases — tax positions in current period	10	11	-
Settlements	(13)	-	-

Unrecognized tax benefit, end of year	$26	$29	$18

The Company’s federal income tax returns for the 2009 and 2010 tax years have been settled with the Internal Revenue Service. The results of these examinations were not material to the Company’s consolidated results of operations or consolidated financial position. The Company’s federal income tax returns for the 2014 and 2015 tax years remain under examination by the Internal Revenue Service. The Company believes the results of these examinations will not be material to its consolidated results of operations or consolidated financial position. The Company has extended the federal statute of limitations through December 31, 2020 for the tax periods ended December 31, 2014 and 2015.

Cash paid for income taxes, net of refunds received, resulted in a net refund of $3 million and $19 million during the years ended December 31, 2019 and 2018, respectively, and net cash paid of $4 million during the year ended December 31, 2017.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6.   LONG-TERM DEBT

Long-term debt, net of unamortized debt issuance costs and discounts or premiums, consists of the following (in millions):

	December 31,
	2019	2018
Credit Facility:
Term H Loan	$-	$1,622
Revolving Credit Facility	-	-
8% Senior Notes due 2019	-	155
7 1⁄8% Senior Notes due 2020	-	121
5 1⁄8% Senior Secured Notes due 2021	1,000	1,000
6 7⁄8% Senior Notes due 2022	231	2,632
6 1⁄4% Senior Secured Notes due 2023	3,100	3,100
8 5⁄8% Senior Secured Notes due 2024	1,033	1,033
8% Senior Secured Notes due 2026	2,101	-
8% Senior Secured Notes due 2027	700	-
6 7⁄8% Senior Notes due 2028	1,700	-
9 7⁄8% Junior-Priority Secured Notes due 2023	1,770	1,770
8 1⁄8% Junior-Priority Secured Notes due 2024	1,355	1,355
ABL Facility	273	698
Finance lease and financing obligations	272	231
Other	17	43
Less: Unamortized deferred debt issuance costs and note premium	(147)	(164)

Total debt	13,405	13,596
Less: Current maturities	(20)	(204)

Total long-term debt	$13,385	$13,392

Credit Facility

The Company’s wholly-owned subsidiary, CHS/Community Health Systems, Inc. (“CHS”), had senior secured financing under a credit facility with a syndicate of financial institutions led by Credit Suisse, as administrative agent and collateral agent (the “Credit Facility”), which at December 31, 2018 included (i) a revolving credit facility with commitments through January 27, 2021 of $425 million (the “Revolving Facility”), and (ii) a Term H facility due 2021 (the “Term H Facility). The Revolving Facility included a subfacility for letters of credit. The Revolving Facility was repaid in full and terminated in connection with the completion of the offering of the Additional 2026 Notes on November 19, 2019, as discussed below.

The loans under the Credit Facility bore interest on the outstanding unpaid principal amount at a rate equal to an applicable percentage plus, at CHS’ option, either (a) an Alternate Base Rate (as defined) determined by reference to the greater of (1) the Prime Rate (as defined) announced by Credit Suisse or (2) the NYFRB Rate (as defined) plus 0.50% or (3) the adjusted London Interbank Offered Rate (“LIBOR”) on such day for a three-month interest period commencing on the second business day after such day plus 1% or (b) LIBOR. In addition, the margin in respect of the Revolving Facility was subject to adjustment determined by reference to a leverage-based pricing grid. Prior to the refinancing discussed below, loans in respect of the Revolving Facility accrued interest at a rate per annum equal to LIBOR plus 2.75%, in the case of LIBOR borrowings, and Alternate Base Rate plus 1.75%, in the case of Alternate Base Rate borrowings. Prior to the refinancing discussed below, the

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Term H Loan accrued interest at a rate per annum equal to LIBOR plus 3.25%, in the case of LIBOR borrowings, and Alternate Base Rate plus 2.25%, in the case of Alternate Base Rate borrowings. The Term H Loan was subject to a 1.00% LIBOR floor and a 2.00% Alternate Base Rate floor.

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

The borrower under the Credit Facility was CHS. All of the obligations under the Credit Facility were unconditionally guaranteed by the Company and certain of its existing and subsequently acquired or organized domestic subsidiaries. All obligations under the Credit Facility and the related guarantees were secured by a perfected first priority lien or security interest in substantially all of the assets of the Company, CHS and each subsidiary guarantor, including equity interests held by the Company, CHS or any subsidiary guarantor, but excluding, among others, the equity interests of non-significant subsidiaries, syndication subsidiaries, securitization subsidiaries and joint venture subsidiaries, and subject to the revolving asset-based loan facility (“the ABL Facility”). Such assets constituted substantially the same assets, subject to certain exceptions, that secured (i) on a first lien basis CHS’ obligations under the 5 1⁄8% Senior Secured Notes due 2021, the 6 1⁄4% Senior Secured Notes due 2023, the 8 5⁄8% Senior Secured Notes due 2024 and the 8% Senior Secured Notes due 2026 (in each case, as defined below) and (ii) on a junior-priority basis the 9 7⁄8% Junior-Priority Secured Notes due 2023 and the 8 1⁄8% Junior-Priority Secured Notes due 2024 (in each case, as defined below).

CHS agreed to pay letter of credit fees equal to the applicable percentage then in effect with respect to LIBOR borrowings under the Revolving Facility times the maximum aggregate amount available to be drawn under all letters of credit outstanding under the subfacility for letters of credit. The issuer of any letter of credit issued under the subfacility for letters of credit also received a customary fronting fee and other customary processing charges. CHS was obligated to pay commitment fees of 0.50% per annum (subject to adjustment based upon the Company’s leverage ratio) on the unused portion of the Revolving Facility.

On February 15, 2019, the Company and CHS entered into Amendment No. 1 (the “Agreement”), among the Company, CHS, the subsidiary guarantors party thereto, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, to the Credit Facility. The Credit Facility was amended by the Agreement, with requisite covenant lender approval, to amend the first lien net debt to EBITDA ratio financial covenant and to reduce the extended revolving credit commitments to $385 million. The amended financial covenant provided for a maximum first lien net debt to EBITDA ratio of 5.00 to 1.00 from July 1, 2018 through December 31, 2018, 5.25 to 1.00 from January 1, 2019 through December 31, 2019, 5.00 to 1.00 from January 1, 2020 through June 30, 2020, 4.50 to 1.00 from July 1, 2020 through September 30, 2020, and 4.25 to 1.00 thereafter. In addition, CHS agreed pursuant to the Agreement to further restrict its ability to make restricted payments. The revolving credit commitments terminated on November 19, 2019.

On March 6, 2019, CHS completed a private offering of $1.601 billion aggregate principal amount of 8% Senior Secured Notes due March 15, 2026 (the “8% Senior Secured Notes due 2026”). The terms of the 8%

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Senior Secured Notes due 2026 are discussed below. Using the proceeds from the offering, the Company repaid the outstanding balance owed under the Term H Facility and paid fees and expenses related to the offering.

On November 19, 2019, CHS completed a tack-on offering of an additional $500 million aggregate principal amount of the 8% Senior Secured Notes due 2026 (the “Additional 2026 Notes”). Upon completion of such offering, $2.101 billion aggregate principal amount of 8% Senior Secured Notes due 2026 were outstanding. CHS used the proceeds from the Additional 2026 Notes to repay amounts outstanding under the Revolving Facility, redeem all $121 million aggregate principal amount of CHS’ then outstanding 7 1⁄8% Senior Notes due July 15, 2020 (the “7 1⁄8% Senior Notes due 2020”) and repay borrowings outstanding under the ABL Facility. CHS terminated the Revolving Facility upon consummation of the Additional 2026 Notes offering and the outstanding letters of credit were moved under the ABL Facility.

8% Senior Notes due 2019

On November 22, 2011, CHS completed a private offering of $1.0 billion aggregate principal amount of 8% Senior Notes due November 15, 2019 (the “8% Senior Notes due 2019”). The net proceeds from this issuance, together with available cash on hand, were used to finance the purchase of up to $1.0 billion aggregate principal amount of CHS’ then outstanding 8 7⁄8% Senior Notes due 2015 and related fees and expenses. On March 21, 2012, CHS completed an offering of an additional $1.0 billion aggregate principal amount of 8% Senior Notes due 2019, which were issued in a private placement (at a premium of 102.5%). The net proceeds from this issuance were used to finance the purchase of approximately $850 million aggregate principal amount of CHS’ then outstanding 8 7⁄8% Senior Notes due 2015, to pay related fees and expenses and for general corporate purposes. The 8% Senior Notes due 2019 bore interest at 8.000% per annum, payable semi-annually in arrears on May 15 and November 15 of each year. Interest on the 8% Senior Notes due 2019 accrued from the date of original issuance. Interest was calculated on the basis of a 360-day year comprised of twelve 30-day months.

On June 22, 2018, CHS issued approximately $1.770 billion aggregate principal amount of new 9 7⁄8% Junior-Priority Secured Notes due June 30, 2023 (the “9 7⁄8% Junior-Priority Secured Notes due 2023”) in exchange for the same amount of 8% Senior Notes due 2019. The terms of the 9 7⁄8% Junior-Priority Secured Notes due 2023 are described below. Following this exchange, CHS had $155 million aggregate principal amount of 8% Senior Notes due 2019 outstanding, which was repaid in full on November 15, 2019.

7 1⁄8% Senior Notes due 2020

On July 18, 2012, CHS completed a public offering of $1.2 billion aggregate principal amount of 7 1⁄8% Senior Notes due 2020. The net proceeds from this issuance were used to finance the purchase or redemption of $934 million aggregate principal amount of CHS’ then outstanding 8 7⁄8% Senior Notes due 2015, to pay for consents delivered in connection with a related tender offer, to pay related fees and expenses, and for general corporate purposes. The 7 1⁄8% Senior Notes due 2020 bore interest at 7.125% per annum, payable semiannually in arrears on July 15 and January 15 of each year. Interest on the 7 1⁄8% Senior Notes due 2020 accrued from the date of original issuance. Interest was calculated on the basis of a 360-day year comprised of twelve 30-day months.

On June 22, 2018, CHS issued approximately $1.079 billion aggregate principal amount of new 8 1⁄8% Junior-Priority Secured Notes due June 30, 2024 (the “8 1⁄8% Junior-Priority Secured Notes due 2024”) in exchange for the same amount of 7 1⁄8% Senior Notes due 2020. The terms of the 8 1⁄8% Junior-Priority Secured Notes due 2024 are described below. Following this exchange, CHS had $121 million aggregate principal amount of 7 1⁄8% Senior Notes due 2020 outstanding.

On December 4, 2019, CHS used the proceeds from the Additional 2026 Notes to repay the $121 million aggregate principal amount of the then outstanding 7 1⁄8% Senior Notes due 2020.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5 1⁄8% Senior Secured Notes due 2021

On January 27, 2014, CHS completed a private offering of $1.0 billion aggregate principal amount of 5 1⁄8% Senior Secured Notes due August 1, 2021 (the “5 1⁄8% Senior Secured Notes due 2021”). The net proceeds from this issuance were used to finance the Company’s acquisition by merger of Health Management Associates, Inc. (“HMA”). The 5 1⁄8% Senior Secured Notes due 2021 bear interest at a rate of 5.125% per annum, payable semi-annually in arrears on February 1 and August 1 of each year. Interest on the 5 1⁄8% Senior Secured Notes due 2021 accrues from the date of original issuance. Interest is calculated on the basis of a 360-day year comprised of twelve 30-day months. The 5 1⁄8% Senior Secured Notes due 2021 are unconditionally guaranteed on a senior-priority secured basis by the Company and each of the CHS current and future domestic subsidiaries that provide guarantees under the ABL Facility, any capital market debt securities of CHS (including CHS’ outstanding senior notes) and certain other long-term debt of CHS.

The 5 1⁄8% Senior Secured Notes due 2021 and the related guarantees are secured by shared (i) first-priority liens on the collateral (the “Non-ABL Priority Collateral”) that also secures on a first-priority basis CHS’ senior-priority secured notes and (ii) second-priority liens on the collateral (the “ABL-Priority Collateral”) that secures on a first-priority basis the ABL Facility (and also secures on a second-priority basis CHS’s senior-priority secured notes), in each case subject to permitted liens described in the indenture governing the 5 1⁄8% Senior Secured Notes due 2021.

CHS is entitled, at its option, to redeem all or a portion of the 5 1⁄8% Senior Secured Notes due 2021 upon not less than 30 nor more than 60 days’ notice, at the following redemption prices (expressed as a percentage of principal amount on the redemption date), plus accrued and unpaid interest, if any, to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date), if redeemed during the periods set forth below:

Period	Redemption Price
February 1, 2019 to January 31, 2020	101.281%
February 1, 2020 to January 31, 2021	100.000%

Pursuant to a registration rights agreement entered into at the time of the issuance of the 5 1⁄8% Senior Secured Notes due 2021, as a result of an exchange offer made by CHS, all of the 5 1⁄8% Senior Secured Notes due 2021 issued in January 2014 were exchanged in October 2014 for new notes (the “2021 Exchange Notes”) having terms substantially identical in all material respects to the 5 1⁄8% Senior Secured Notes due 2021 (except that the exchange notes were issued under a registration statement pursuant to the 1933 Act). References to the 5 1⁄8% Senior Secured Notes due 2021 shall be deemed to be the 2021 Exchange Notes unless the context provides otherwise.

As discussed more fully in Note 16, the Company announced, on January 23, 2020, that CHS commenced a cash tender offer for any and all of the outstanding 5 1⁄8% Senior Secured Notes due 2021 and issued a conditional notice of redemption to redeem all of the 5 1⁄8% Senior Secured Notes due 2021 not purchased by CHS in the tender offer at a redemption price of 100.000% of the principal amount thereof plus accrued interest to, but not including, February 22, 2020.

6 7⁄8% Senior Notes due 2022

On January 27, 2014, CHS completed a private offering of $3.0 billion aggregate principal amount of 6 7⁄8% Senior Notes due February 1, 2022 (the “6 7⁄8% Senior Notes due 2022”). The net proceeds from this issuance were used to finance the HMA merger. The 6 7⁄8% Senior Notes due 2022 bear interest at a rate of 6.875% per annum, payable semiannually in arrears on February 1 and August 1 of each year. Interest on the 6 7⁄8% Senior

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Notes due 2022 accrues from the date of original issuance. Interest is calculated on the basis of a 360-day year comprised of twelve 30-day months. The 6 7⁄8% Senior Notes due 2022 are unconditionally guaranteed on a senior-priority unsecured basis by the Company and each of the CHS current and future domestic subsidiaries that provide guarantees under the ABL Facility, any capital market debt securities of CHS (including CHS’ outstanding senior notes) and certain other long-term debt of CHS.

CHS is entitled, at its option, to redeem all or a portion of the 6 7⁄8% Senior Notes due 2022 upon not less than 30 nor more than 60 days’ notice, at the following redemption prices (expressed as a percentage of principal amount on the redemption date), plus accrued and unpaid interest, if any, to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date), if redeemed during the periods set forth below:

Period	Redemption Price
February 1, 2019 to January 31, 2020	101.719%
February 1, 2020 to January 31, 2022	100.000%

Pursuant to a registration rights agreement entered into at the time of the issuance of the 6 7⁄8% Senior Notes due 2022, as a result of an exchange offer made by CHS, all of the 6 7⁄8% Senior Notes due 2022 issued in January 2014 were exchanged in October 2014 for new notes (the “6 7⁄8% Exchange Notes”) having terms substantially identical in all material respects to the 6 7⁄8% Senior Notes due 2022 (except that the exchange notes were issued under a registration statement pursuant to the 1933 Act). References to the 6 7⁄8% Senior Notes due 2022 shall be deemed to be the 6 7⁄8% Exchange Notes unless the context provides otherwise.

On June 22, 2018, CHS issued approximately $276 million aggregate principal amount of the 8 1⁄8% Junior-Priority Secured Notes due 2024 in exchange for approximately $368 million of 6 7⁄8% Senior Notes due 2022.

On November 19, 2019, CHS issued approximately $700 million aggregate principal amount of 8% Senior Secured Notes due December 15, 2027 (the “8% Senior Secured Notes due 2027”) and approximately $1.7 billion aggregate principal amount of 6 7⁄8% Senior Notes due April 1, 2028 (the “6 7⁄8% Senior Notes due 2028”) in exchange for approximately $2.4 billion of 6 7⁄8% Senior Notes due 2022 (the “2019 Exchange Offer”). Following the 2019 Exchange Offer, CHS had approximately $231 million aggregate principal amount of 6 7⁄8% Senior Notes due 2022 outstanding.

6 1⁄4% Senior Secured Notes due 2023

On March 16, 2017, CHS completed a public offering of $2.2 billion aggregate principal amount of 6 1⁄4% Senior Secured Notes due March 31, 2023 (the “6 1⁄4% Senior Secured Notes due 2023”). The net proceeds from this issuance were used to finance the purchase or redemption of $700 million aggregate principal amount of CHS’ then outstanding 5 1⁄8% Senior Secured Notes due 2018 and related fees and expenses, and the repayment of $1.445 billion of the then outstanding Term F Facility. On May 12, 2017, CHS completed a tack-on offering of $900 million aggregate principal amount of 6 1⁄4% Senior Secured Notes due 2023, increasing the total aggregate principal amount of 6 1⁄4% Senior Secured Notes due 2023 to $3.1 billion. A portion of the net proceeds from this issuance were used to finance the repayment of approximately $713 million aggregate principal amount of CHS’ then outstanding Term A Facility and related fees and expenses. The tack-on notes have identical terms, other than issue date and issue price, as the 6 1⁄4% Senior Secured Notes due 2023 issued on March 16, 2017. The 6 1⁄4% Senior Secured Notes due 2023 bear interest at a rate of 6.250% per annum, payable semiannually in arrears on March 31 and September 30 of each year. Interest on the 6 1⁄4% Senior Secured Notes due 2023 accrues from the date of original issuance. Interest is calculated on the basis of a 360-day year comprised of twelve 30-day months. The 6 1⁄4% Senior Secured Notes due 2023 are scheduled to mature on March 31, 2023. The 6 1⁄4% Senior Secured Notes due 2023 are unconditionally guaranteed on a senior-priority

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

secured basis by the Company and each of the CHS current and future domestic subsidiaries that provide guarantees under the ABL Facility, any capital market debt securities of CHS (including CHS’ outstanding senior notes) and certain other long-term debt of CHS.

The 6 1⁄4% Senior Secured Notes due 2023 and the related guarantees are secured by shared (i) first-priority liens on the Non-ABL Priority Collateral that also secures on a first-priority basis CHS’s senior-priority secured notes and (ii) second-priority liens on the ABL Collateral, in each case subject to permitted liens described in the indenture governing the 6 1⁄4% Senior Secured Notes due 2023.

CHS is entitled, at its option, to redeem all or a portion of the 6 1⁄4% Senior Secured Notes due 2023 at any time prior to March 31, 2020, upon not less than 30 nor more than 60 days’ notice, at a price equal to 100% of the principal amount of the 6 1⁄4% Senior Secured Notes due 2023 redeemed plus accrued and unpaid interest, if any, plus a “make-whole” premium, as described in the indenture governing the 6 1⁄4% Senior Secured Notes due 2023. In addition, CHS may redeem up to 40% of the aggregate principal amount of the 6 1⁄4% Senior Secured Notes due 2023 at any time prior to March 31, 2020 using the net proceeds from certain equity offerings at the redemption price of 106.250% of the principal amount of the 6 1⁄4% Senior Secured Notes due 2023 redeemed, plus accrued and unpaid interest, if any.

CHS may redeem some or all of the 6 1⁄4% Senior Secured Notes due 2023 at any time on or after March 31, 2020 upon not less than 30 nor more than 60 days’ notice, at the following redemption prices (expressed as a percentage of principal amount on the redemption date), plus accrued and unpaid interest, if any, to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date), if redeemed during the periods set forth below:

Period	Redemption Price
March 31, 2020 to March 30, 2021	103.125%
March 31, 2021 to March 30, 2022	101.563%
March 31, 2022 to March 30, 2023	100.000%

As discussed more fully in Note 16, approximately $426 million aggregate principal amount of 6 1⁄4% Senior Secured Notes due 2023 were purchased in one or more privately negotiated transactions on February 6, 2020.

9 7⁄8% Junior-Priority Secured Notes due 2023

On June 22, 2018, CHS completed a private offering of $1.770 billion aggregate principal amount of the 9 7⁄8% Junior-Priority Secured Notes due 2023 in exchange for the same amount of 8% Senior Notes due 2019. The 9 7⁄8% Junior-Priority Secured Notes due 2023 bore interest at a rate of 11.000% per annum, solely for the period from the issue date of such 9 7⁄8% Junior-Priority Secured Notes due 2023 to, but excluding, June 22, 2019, after which they bear interest at a rate of 9.875% per annum. Interest is payable semi-annually in arrears on June 30 and December 31 of each year. The 9 7⁄8% Junior-Priority Secured Notes due 2023 are scheduled to mature on June 20, 2023. The 9 7⁄8% Junior-Priority Secured Notes due 2023 are unconditionally guaranteed on a junior-priority secured basis by the Company and each of the CHS current and future domestic subsidiaries that provide guarantees under CHS’ ABL Facility, any capital market debt securities of CHS (including CHS’ outstanding senior notes) and certain other long-term debt of CHS.

The 9 7⁄8% Junior-Priority Secured Notes due 2023 and the related guarantees are secured by shared (i) second-priority liens on the Non-ABL Priority Collateral that secures on a first-priority basis the CHS’s senior-priority secured notes and (ii) third-priority liens on the ABL-Priority Collateral that secures on a first-priority basis the ABL Facility (and also secures on a second-priority basis CHS’s senior-priority secured notes), in each case subject to permitted liens described in the indenture governing the 9 7⁄8% Junior-Priority Secured Notes due 2023.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Prior to June 30, 2020, CHS may redeem some or all of the 9 7⁄8% Junior-Priority Secured Notes due 2023 at a redemption price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest, if any, plus a “make-whole” premium, as described in the indenture governing the 9 7⁄8% Junior-Priority Secured Notes due 2023. In addition, at any time prior to June 30, 2020, CHS may redeem up to 40% of the aggregate principal amount of the 9 7⁄8% Junior-Priority Secured Notes due 2023 with the proceeds from certain equity offerings at the redemption price of 109.875%, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date.

After June 30, 2020, CHS is entitled, at its option, to redeem all or a portion of the 9 7⁄8% Junior-Priority Secured Notes due 2023 upon not less than 15 nor more than 60 days’ notice, at the following redemption prices (expressed as a percentage of principal amount on the redemption date), plus accrued and unpaid interest, if any, to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date), if redeemed during the periods set forth below:

Period	Redemption Price
June 30, 2020 to June 29, 2021	107.406%
June 30, 2021 to June 29, 2022	103.703%
June 30, 2022 to June 29, 2023	100.000%

8 1⁄8% Junior-Priority Secured Notes due 2024

On June 22, 2018, CHS completed a private offering of $1.355 billion aggregate principal amount of the 8 1⁄8% Junior-Priority Secured Notes due 2024 in exchange for approximately $1.079 billion of 7 1⁄8% Senior Notes due 2020 and approximately $368 million of 6 7⁄8% Senior Notes due 2022. The 8 1⁄8% Junior-Priority Secured Notes due 2024 bear interest at a rate of 8.125% per annum, payable semi-annually in arrears on June 30 and December 31 of each year. The 8 1⁄8% Junior-Priority Secured Notes due 2024 are scheduled to mature on June 20, 2024. The 8 1⁄8% Junior-Priority Secured Notes due 2024 are unconditionally guaranteed on a junior-priority secured basis by the Company and each of the CHS current and future domestic subsidiaries that provide guarantees under CHS’ ABL Facility, any capital market debt securities of CHS (including CHS’ outstanding senior notes) and certain other long-term debt of CHS.

The 8 1⁄8% Junior-Priority Secured Notes due 2024 and the related guarantees are secured by shared (i) second-priority liens on the Non-ABL Priority Collateral that secures on a first-priority basis the CHS’s senior-priority secured notes and (ii) third-priority liens on the ABL-Priority Collateral that secures on a first-priority basis the ABL Facility (and also secures on a second-priority basis CHS’s senior-priority secured notes), in each case subject to permitted liens described in the indenture governing the 8 1⁄8% Junior-Priority Secured Notes due 2024.

Prior to June 30, 2021, CHS may redeem some or all of the 8 1⁄8% Junior-Priority Secured Notes due 2024 at a redemption price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest, if any, plus a “make-whole” premium, as described in the indenture governing the 8 1⁄8% Junior-Priority Secured Notes due 2024. In addition, at any time prior to June 30, 2021, CHS may redeem up to 40% of the aggregate principal amount of the 8 1⁄8% Junior-Priority Secured Notes due 2024 with the proceeds from certain equity offerings at the redemption price of 108.125%, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date.

After June 30, 2021, CHS is entitled, at its option, to redeem all or a portion of the 8 1⁄8% Junior-Priority Secured Notes due 2024 upon not less than 15 nor more than 60 days’ notice, at the following redemption prices (expressed as a percentage of principal amount on the redemption date), plus accrued and unpaid interest, if any,

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date), if redeemed during the periods set forth below:

Period	Redemption Price
June 30, 2021 to June 29, 2022	104.063%
June 30, 2022 to June 29, 2023	102.031%
June 30, 2023 to June 29, 2024	100.000%

The indentures governing each of the 9 7⁄8% Junior-Priority Secured Notes due 2023 and 8 1⁄8% Junior-Priority Secured Notes due 2024 also prohibited CHS from purchasing, repurchasing, redeeming, defeasing or otherwise acquiring or retiring any outstanding 7 1⁄8% Senior Notes due 2020 with: (a) cash or cash equivalents on hand as of the consummation of such 2018 exchange offers; (b) cash generated from operations; (c) proceeds from assets sales; or (d) proceeds from the issuance of, or in exchange for, secured debt, in each case, prior to May 15, 2020. CHS received a waiver from requisite holders of each series of the 9 7⁄8% Junior-Priority Secured Notes due 2023 and 8 1⁄8% Junior-Priority Secured Notes due 2024 waiving these restrictions prior to consummating the 2019 Exchange Offer.

8 5⁄8% Senior Secured Notes due 2024

On July 6, 2018, CHS completed a private offering of $1.033 billion aggregate principal amount of 8 5⁄8% Senior Secured Notes due January 15, 2024 (the “8 5⁄8% Senior Secured Notes due 2024”). The 8 5⁄8% Senior Secured Notes due 2024 bear interest at a rate of 8.625% per annum payable semi-annually in arrears on January 15 and July 15 of each year. The 8 5⁄8% Senior Secured Notes due 2024 are unconditionally guaranteed on a senior-priority secured basis by the Company and each of the CHS current and future domestic subsidiaries that provide guarantees under CHS’ ABL Facility, any capital market debt securities of CHS (including CHS’ outstanding senior notes) and certain other long-term debt of CHS.

The 8 5⁄8% Senior Secured Notes due 2024 and the related guarantees are secured by shared (i) first-priority liens on the Non-ABL Priority Collateral and (ii) second-priority liens on the ABL Priority Collateral that secures on a first-priority basis the ABL Facility, in each case subject to permitted liens described in the indenture governing the 8 5⁄8% Senior Secured Notes due 2024.

Prior to January 15, 2021, CHS may redeem some or all of the 8 5⁄8% Senior Secured Notes due 2024 at a redemption price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest, if any, plus a “make-whole” premium, as described in the indenture governing the 8 5⁄8% Senior Secured Notes due 2024. In addition, at any time prior to January 15, 2021, CHS may redeem up to 40% of the aggregate principal amount of the 8 5⁄8% Senior Secured Notes due 2024 with the proceeds from certain equity offerings at the redemption price of 108.625%, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date.

After January 15, 2021, CHS is entitled, at its option, to redeem all or a portion of the 8 5⁄8% Senior Secured Notes due 2024 upon not less than 15 nor more than 60 days’ notice, at the following redemption prices (expressed as a percentage of principal amount on the redemption date), plus accrued and unpaid interest, if any, to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date), if redeemed during the periods set forth below:

Period	Redemption Price
January 15, 2021 to January 14, 2022	104.313%
January 15, 2022 to January 14, 2023	102.156%
January 15, 2023 to January 14, 2024	100.000%

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8% Senior Secured Notes due 2026

On March 6, 2019, CHS completed a private offering of $1.601 billion aggregate principal amount of the 8% Senior Secured Notes due 2026. The net proceeds from this issuance were used to finance the repayment of approximately $1.557 billion aggregate principal amount of CHS’ then outstanding Term H Facility and related fees and expenses. On November 19, 2019, CHS completed a tack-on offering of $500 million aggregate principal amount of the Additional 2026 Notes, increasing the total aggregate principal amount of the 8% Senior Secured Notes due 2026 to $2.101 billion. CHS used the proceeds from the Additional 2026 Notes to repay amounts outstanding under the Revolving Facility, redeem all $121 million aggregate principal amount of CHS’ then outstanding 7 1⁄8% Senior Notes due 2020 and repay borrowings outstanding under the ABL Facility. The Additional 2026 Notes have identical terms, other than issue date, issue price and the date from which interest initially accrued, as the 8% Senior Secured Notes due 2026 issued on March 6, 2019. The 8% Senior Secured Notes due 2026 bear interest at a rate of 8.000% per annum, payable semi-annually in arrears on March 15 and September 15 of each year. Interest on the 8% Senior Secured Notes due 2026 accrues from the initial issuance date of the 8% Senior Secured Notes due 2026. Interest is calculated on the basis of a 360-day year comprised of twelve 30-day months. The 8% Senior Secured Notes due 2026 are scheduled to mature on March 15, 2026.

The 8% Senior Secured Notes due 2026 are unconditionally guaranteed on a senior-priority secured basis by the Company and each of the CHS current and future domestic subsidiaries that provide guarantees under the ABL Facility, any capital market debt securities of CHS (including CHS’ outstanding senior notes) and certain other long-term debt of CHS.

The 8% Senior Secured Notes due 2026 and the related guarantees are secured by shared (i) first-priority liens on the Non-ABL Priority Collateral and (ii) second-priority liens on the ABL Priority Collateral that secures on a first-priority basis the ABL Facility, in each case subject to permitted liens described in the indenture governing the 8% Senior Secured Notes due 2026.

Prior to March 15, 2022, CHS may redeem some or all of the 8% Senior Secured Notes due 2026 at a redemption price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest, if any, plus a “make-whole” premium, as described in the indenture governing the 8% Senior Secured Notes due 2026. In addition, at any time prior to March 15, 2022, CHS may redeem up to 40% of the aggregate principal amount of the 8% Senior Secured Notes due 2026 with the proceeds from certain equity offerings at the redemption price of 108.000%, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date.

After March 15, 2022, CHS is entitled, at its option, to redeem all or a portion of the 8% Senior Secured Notes due 2026 upon not less than 15 nor more than 60 days’ notice, at the following redemption prices (expressed as a percentage of principal amount on the redemption date), plus accrued and unpaid interest, if any, to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date), if redeemed during the periods set forth below:

Period	Redemption Price
March 15, 2022 to March 14, 2023	104.000%
March 15, 2023 to March 14, 2024	102.000%
March 15, 2024 to March 14, 2026	100.000%

8% Senior Secured Notes due 2027

On November 19, 2019, CHS issued approximately $700 million aggregate principal amount of the 8% Senior Secured Notes due 2027 in connection with the 2019 Exchange Offer. No cash proceeds were received from the

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2019 Exchange Offer. The 8% Senior Secured Notes due 2027 bear interest at a rate of 8.000% per annum, payable semi-annually in arrears on June 15 and December 15 of each year. Interest on the 8% Senior Secured Notes due 2027 accrues from the initial issuance date of the 8% Senior Secured Notes due 2027. Interest is calculated on the basis of a 360-day year comprised of twelve 30-day months. The 8% Senior Secured Notes due 2027 are scheduled to mature on December 15, 2027. The 8% Senior Secured Notes due 2027 are unconditionally guaranteed on a senior-priority secured basis by the Company and each of the CHS current and future domestic subsidiaries that provide guarantees under the ABL Facility, any capital market debt securities of CHS (including CHS’ outstanding senior notes) and certain other long-term debt of CHS.

The 8% Senior Secured Notes due 2027 and the related guarantees are secured by shared (i) first-priority liens on the Non-ABL Priority Collateral and (ii) second-priority liens on the ABL Priority Collateral that secures on a first-priority basis the ABL Facility, in each case subject to permitted liens described in the indenture governing the 8% Senior Secured Notes due 2027.

CHS is entitled, at its option, to redeem all or a portion of the 8% Senior Secured Notes due 2027 at any time prior to December 15, 2022, upon not less than 15 nor more than 60 days’ notice, at a price equal to 100% of the principal amount of the 8% Senior Secured Notes due 2027 redeemed plus accrued and unpaid interest, if any, plus a “make-whole” premium, as described in the indenture governing the 8% Senior Secured Notes due 2027. In addition, CHS may redeem up to 40% of the aggregate principal amount of the 8% Senior Secured Notes due 2027 at any time prior to December 15, 2022 using the net proceeds from certain equity offerings at the redemption price of 108.000% of the principal amount of the 8% Senior Secured Notes due 2027 redeemed, plus accrued and unpaid interest, if any.

CHS may redeem some or all of the 8% Senior Secured Notes due 2027 at any time on or after December 15, 2022 upon not less than 15 nor more than 60 days’ notice, at the following redemption prices (expressed as a percentage of principal amount on the redemption date), plus accrued and unpaid interest, if any, to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date), if redeemed during the periods set forth below:

Period	Redemption Price
December 15, 2022 to December 14, 2023	104.000%
December 15, 2023 to December 14, 2024	102.000%
December 15, 2024 to December 14, 2027	100.000%

6 7⁄8% Senior Notes due 2028

On November 19, 2019, CHS issued approximately $1.7 billion aggregate principal amount of the 6 7⁄8% Senior Notes due 2028 in connection with the 2019 Exchange Offer. No cash proceeds were received in the 2019 Exchange Offer. The 6 7⁄8% Senior Notes due 2028 bear interest at a rate of 6.875% per annum, payable semi-annually in arrears on April 1 and October 1 of each year. Interest on the 6 7⁄8% Senior 2028 Notes accrues from the initial issuance date of the 6 7⁄8% Senior Notes due 2028. Interest is calculated on the basis of a 360-day year comprised of twelve 30-day months. The 6 7⁄8% Senior Notes due 2028 are scheduled to mature on April 1, 2028.

The 6 7⁄8% Senior Notes due 2028 are unconditionally guaranteed on a senior-priority unsecured basis by the Company and each of the CHS current and future domestic subsidiaries that provide guarantees under the ABL Facility, any capital market debt securities of CHS (including CHS’ outstanding senior notes) and certain other long-term debt of CHS.

CHS is entitled, at its option, to redeem all or a portion of the 6 7⁄8% Senior Notes due 2028 at any time prior to April 1, 2023, upon not less than 15 nor more than 60 days’ notice, at a price equal to 100% of the principal

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

amount of the 6 7⁄8% Senior Notes due 2028 redeemed plus accrued and unpaid interest, if any, plus a “make-whole” premium, as described in the indenture governing the 6 7⁄8% Senior Notes due 2028. In addition, the Issuer may redeem up to 40% of the aggregate principal amount of the 6 7⁄8% Senior Notes due 2028 at any time prior to April 1, 2023 using the net proceeds from certain equity offerings at the redemption price of 106.875% of the principal amount of the 6 7⁄8% Senior Notes due 2028 redeemed, plus accrued and unpaid interest, if any.

CHS may redeem some or all of the 6 7⁄8% Senior Notes due 2028 at any time on or after April 1, 2023 upon not less than 15 nor more than 60 days’ notice, at the following redemption prices (expressed as a percentage of principal amount on the redemption date), plus accrued and unpaid interest, if any, to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date), if redeemed during the periods set forth below:

Period	Redemption Price
April 1, 2023 to March 31, 2024	103.438%
April 1, 2024 to March 31, 2025	101.719%
April 1, 2025 to March 31, 2028	100.000%

ABL Facility

On April 3, 2018, the Company and CHS entered into an asset-based loan (ABL) credit agreement (the “ABL Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders and other agents party thereto. Pursuant to the ABL Credit Agreement, the lenders have extended to CHS a revolving asset-based loan facility (the “ABL Facility”) in the maximum aggregate principal amount of $1.0 billion, subject to borrowing base capacity. On November 12, 2019, the Company and CHS entered into Amendment No. 2 to the ABL Facility, resulting in an increase of the portion of the commitments under the ABL Facility that are available in the form of letters of credit from $50 million to $200 million. CHS and all domestic subsidiaries of CHS that guarantee CHS’ other outstanding senior and senior secured indebtedness guarantee the obligations of CHS under the ABL Facility. Subject to certain exceptions, all obligations under the ABL Facility and the related guarantees are secured by a perfected first-priority security interest in substantially all of the receivables, deposit, collection and other accounts and contract rights, books, records and other instruments related to the foregoing of the Company, CHS and the guarantors, as well as a perfected junior-priority security interest in substantially all of the other assets of the Company, CHS and the guarantors, subject to customary exceptions and intercreditor arrangements. In connection with entering into the ABL Credit Agreement and the ABL Facility, the Company repaid in full and terminated its accounts receivable loan agreement with a group of lenders and banks. At December 31, 2019, the available borrowing base under the ABL Facility was $860 million, of which the Company had outstanding borrowings of $273 million and letters of credit issued of $145 million. The issued letters of credit were primarily in support of potential insurance-related claims and certain bonds.

Borrowings under the ABL Facility bear interest at a rate per annum equal to an applicable percentage, plus, at the Borrower’s option, either (a) an Alternative base rate or (b) a LIBOR rate. From and after December 31, 2018, the applicable percentage under the ABL Facility is determined based on excess availability as a percentage of the maximum commitment amount under the ABL Facility at a rate per annum of 1.25%, 1.50% and 1.75% for loans based on the Alternative base rate and 2.25%, 2.50% and 2.75% for loans based on the LIBOR rate. From and after September 30, 2018, the applicable commitment fee rate under the ABL Facility is determined based on average utilization as a percentage of the maximum commitment amount under the ABL Facility at a rate per annum of either 0.50% or 0.625% times the unused portion of the ABL Facility.

Principal amounts outstanding under the ABL Facility will be due and payable in full on April 3, 2023. The ABL Facility includes a 91-day springing maturity applicable if more than $250 million in the aggregate principal amount of the 5 1⁄8% Senior Secured Notes due 2021, 6 7⁄8% Senior Notes due 2022 or 6 1⁄4% Senior

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Secured Notes due 2023 or any indebtedness incurred to refinance the foregoing are scheduled to mature or similarly become due on a date prior to April 3, 2023. In such event, principal amounts outstanding under the ABL Facility will be accelerated and all amounts outstanding under the ABL Facility will become immediately due and payable.

The ABL Facility contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the Company’s ability, subject to certain exceptions, to, among other things (1) declare dividends, make distributions or redeem or repurchase capital stock, (2) prepay, redeem or repurchase other debt, (3) incur liens or grant negative pledges, (4) make loans and investments and enter into acquisitions and joint ventures, (5) incur additional indebtedness or provide certain guarantees, (6) engage in mergers, acquisitions and asset sales, (7) conduct transactions with affiliates, (8) alter the nature of the Company’s, CHS’ or the guarantors’ businesses, (9) grant certain guarantees with respect to physician practices, (10) engage in sale and leaseback transactions or (11) change the Company’s fiscal year. The Company is also required to comply with a consolidated fixed coverage ratio, upon certain triggering events described below, and various affirmative covenants. The consolidated fixed coverage ratio is calculated as the ratio of (x) consolidated EBITDA (as defined in the ABL Facility) less capital expenditures to (y) the sum of consolidated interest expense (as defined in the ABL Facility), scheduled principal payments, income taxes and restricted payments made in cash or in permitted investments. For purposes of calculating the consolidated fixed charge coverage ratio, the calculation of consolidated EBITDA as defined in the ABL Facility is a trailing 12-month calculation that begins with the Company’s consolidated net income, with certain adjustments for interest, taxes, depreciation and amortization, net income attributable to noncontrolling interests, stock compensation expense, restructuring costs, and the financial impact of other non-cash or non-recurring items recorded during any such 12-month period. The consolidated fixed charge coverage ratio is a required covenant only in periods where the total borrowings outstanding under the ABL Facility reduce the amount available in the facility to less than the greater of (i) $95 million and (ii) 10% of the calculated borrowing base. As a result, in the event the Company has less than $95 million available under the ABL Facility, the Company would need to comply with the consolidated fixed charge coverage ratio. At December 31, 2019, the Company is not subject to the consolidated fixed charge coverage ratio as such triggering event had not occurred during the last twelve months ended December 31, 2019.

In addition, in the event the amount of borrowings and letters of credit outstanding at any time under the ABL Facility exceeds the borrowing base at such time, the Company will be required to, first, repay outstanding borrowings and, second, replace or cash collateralize outstanding letters of credit, in an aggregate amount sufficient to eliminate such excess.

Events of default under the ABL Facility include, but are not limited to, (1) CHS’ failure to pay principal, interest, fees or other amounts under the ABL Facility Agreement when due (taking into account any applicable grace period), (2) any representation or warranty proving to have been materially incorrect when made, (3) covenant defaults subject, with respect to certain covenants, to an available cure and applicable grace periods, (4) bankruptcy and insolvency events, (5) a cross default to certain other debt, (6) certain undischarged judgments (not paid within an applicable grace period), (7) a change of control (as defined), (8) certain ERISA-related defaults and (9) the invalidity or impairment of specified security interests, guarantees or subordination provisions in favor of the ABL Agent or lenders under the ABL Facility.

Loss (Gain) from Early Extinguishment of Debt

The financing and repayment transactions discussed above resulted in a loss from early extinguishment of debt of $54 million and $40 million for the years ended December 31, 2019 and 2017, respectively, and a gain from the early extinguishment of debt of $31 million for the year ended December 31, 2018, and an after-tax loss of $42 million and $26 million for the years ended December 31, 2019 and 2017, respectively, and an after-tax gain of $23 million for the year ended December 31, 2018.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other Debt

As of December 31, 2019, other debt consisted primarily of other obligations maturing in various installments through 2024.

To limit the effect of changes in interest rates on a portion of the Company’s long-term borrowings, the Company is a party to one interest swap agreement with a notional amount of approximately $300 million as of December 31, 2019. The Company receives a variable rate of interest on this swap based on the three-month LIBOR in exchange for the payment of a fixed rate of interest. See Note 7 for additional information regarding these swaps.

As of December 31, 2019, the scheduled maturities of long-term debt outstanding, including finance lease obligations for each of the next five years and thereafter are as follows (in millions):

Year Ending December 31,	Amount
2020	$20
2021	1,010
2022	237
2023	5,149
2024	2,393
Thereafter	4,743

Total maturities	13,552
Less: Deferred debt issuance costs	(132)
Plus: Unamortized note premium	(15)

Total long-term debt	$13,405

The Company paid interest of $1.0 billion, $936 million and $852 million on borrowings during the years ended December 31, 2019, 2018 and 2017, respectively.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7.   FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments has been estimated by the Company using available market information as of December 31, 2019 and 2018, and valuation methodologies considered appropriate. The estimates presented in the table below are not necessarily indicative of amounts the Company could realize in a current market exchange (in millions):

	December 31, 2019		December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$216	$216	$196	$196
Investments in equity securities	141	141	137	137
Available-for-sale debt securities	101	101	93	93
Trading securities	12	12	11	11
Liabilities:
Contingent Value Right	-	-	-	-
Credit Facility	-	-	1,602	1,564
8% Senior Notes due 2019	-	-	155	146
7 1⁄8% Senior Notes due 2020	-	-	121	100
5 1⁄8% Senior Secured Notes due 2021	990	1,003	984	934
6 7⁄8% Senior Notes due 2022	229	188	2,593	1,175
6 1⁄4% Senior Secured Notes due 2023	3,074	3,148	3,067	2,819
8 5⁄8% Senior Secured Notes due 2024	1,023	1,099	1,021	1,025
8% Senior Secured Notes due 2026	2,070	2,182	-	-
8% Senior Secured Notes due 2027	691	700	-	-
6 7⁄8% Senior Notes due 2028	1,678	1,700	-	-
9 7⁄8% Junior-Priority Secured Notes due 2023	1,754	1,539	1,750	1,380
8 1⁄8% Junior-Priority Secured Notes due 2024	1,340	1,113	1,338	976
ABL Facility and other debt	285	285	734	734

The carrying value of the Company’s long-term debt in the above table is presented net of unamortized deferred debt issuance costs. The estimated fair value is determined using the methodologies discussed below in accordance with accounting standards related to the determination of fair value based on the U.S. GAAP fair value hierarchy as discussed in Note 8. The estimated fair value for financial instruments with a fair value that does not equal its carrying value is considered a Level 1 valuation. The Company utilizes the market approach and obtains indicative pricing through publicly available subscription services such as Bloomberg or from the administrative agent to the Credit Facility to determine fair values where relevant.

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

Available-for-sale debt securities.  Estimated fair value is based on closing price as quoted in public markets or other various valuation techniques.

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

8% Senior Secured Notes due 2027.  Estimated fair value is based on the closing market price for these notes.

6 7⁄8% Senior Secured Notes due 2028.  Estimated fair value is based on the closing market price for these notes.

9 7⁄8% Junior-Priority Secured Notes due 2023.  Estimated fair value is based on the closing market price for these notes.

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

At December 31, 2019, the Company had one interest rate swap with a notional amount of approximately $300 million, a fixed interest rate of 2.892%, a termination date of August 30, 2020, and a fair value of approximately $2 million. The counterparty to the interest rate swap agreement exposes the Company to credit risk in the event of nonperformance by such counterparty. However, at December 31, 2019, the Company does not anticipate nonperformance by the counterparty. The Company does not hold or issue derivative financial instruments for trading purposes.

The Company is exposed to certain risks relating to its ongoing business operations. The risk managed by using derivative instruments is interest rate risk. Companies are required to recognize all derivative instruments as either assets or liabilities at fair value in the consolidated statement of financial position. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. Gains and losses on the derivative representing either ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

Assuming no change in interest rates in effect as of December 31, 2019, less than $1 million of interest income resulting from the spread between the fixed and floating rates defined in the interest rate swap agreement will be recognized during the next 12 months.

The following tabular disclosure provides the amount of pre-tax (loss) gain recognized as a component of OCI during the years ended December 31, 2019, 2018 and 2017 (in millions):

	Amount of Pre-Tax (Loss) Gain Recognized in OCI (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Year Ended December 31,
	2019	2018	2017
Interest rate swaps	$(3)	$17	$2

The following tabular disclosure provides the location of the effective portion of the pre-tax loss reclassified from accumulated other comprehensive loss (“AOCL”) into interest expense on the consolidated statements of loss income during the years ended December 31, 2019, 2018 and 2017 (in millions):

Location of Loss Reclassified from AOCL into Income (Effective Portion)	Amount of Pre-Tax Loss Reclassified from AOCL into Income (Effective Portion)
	Year Ended December 31,
	2019	2018	2017
Interest expense, net	$-	$2	$30

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The fair values of derivative instruments in the consolidated balance sheets as of December 31, 2019 and 2018 were as follows (in millions):

	Asset Derivatives				Liability Derivatives
	December 31, 2019		December 31, 2018		December 31, 2019		December 31, 2018
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments	Other assets, net	$-	Other assets, net	$3	Other long- term liabilities	$2	Other long- term liabilities	$2

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

In instances where the determination of the fair value hierarchy measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment of factors specific to the asset or liability. Transfers between levels within the fair value hierarchy are recognized by the Company on the date of the change in circumstances that requires such transfer. There were no transfers between levels during the years ending December 31, 2019 or December 31, 2018.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as of December 31, 2019 and 2018 (in millions):

	December 31, 2019	Level 1	Level 2	Level 3
Investments in equity securities	$141	$141	$-	$-
Available-for-sale debt securities	101	-	101	-
Trading securities	12	-	12	-

Total assets	$254	$141	$113	$-

Fair value of interest rate swap agreements	$2	$-	$2	$-

Total liabilities	$2	$-	$2	$-

	December 31, 2018	Level 1	Level 2	Level 3
Investments in equity securities	$137	$137	$-	$-
Available-for-sale debt securities	93	-	93	-
Trading securities	11	-	11	-
Fair value of interest rate swap agreements	3	-	3	-

Total assets	$244	$137	$107	$-

Contingent Value Right (CVR)	$-	$-	$-	$-
Fair value of interest rate swap agreements	2	-	2	-

Total liabilities	$2	$-	$2	$-

Investments in Equity Securities, Available-for-Sale Debt Securities and Trading Securities

Investments in equity securities and trading securities classified as Level 1 are measured using quoted market prices. Level 2 available-for-sale debt securities and trading securities primarily consisted of bonds and notes issued by the United States government and its agencies and domestic and foreign corporations. The estimated fair values of these securities are determined using various valuation techniques, including a multi-dimensional relational model that incorporates standard observable inputs and assumptions such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids/offers and other pertinent reference data.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Supplemental information regarding the Company’s available-for-sale debt securities (all of which had no withdrawal restrictions) is set forth in the table below (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
As of December 31, 2019:
Debt securities
Government	$54	$1	$(1)	$54
Corporate	33	1	-	34
Mortgage and asset-backed securities	13	-	-	13

Total	$100	$2	$(1)	$101

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
As of December 31, 2018:
Debt securities
Government	$54	$-	$(3)	$51
Corporate	34	-	(2)	32
Mortgage and asset-backed securities	10	-	-	10

Total	$98	$-	$(5)	$93

As of December 31, 2019 and 2018, investments with aggregate estimated fair values of approximately $51 million (71 investments) and $89 million (121 investments), respectively, generated the gross unrealized losses disclosed in the above table. At each reporting date, the Company performs an evaluation of impaired securities to determine if the unrealized losses are other-than-temporary. This evaluation considers a number of factors including, but not limited to, the length of time and extent to which the fair value has been less than cost, and management’s ability and intent to hold the securities until fair value recovers. Based on the results of this evaluation, management concluded that as of December 31, 2019, there were no other-than-temporary losses related to available-for-sale debt securities. The recent declines in value of the securities and/or length of time they have been below cost, as well as the Company’s ability and intent to hold the securities for a reasonable period of time sufficient for a projected recovery of fair value, have caused management to conclude that the securities, that have generated gross unrealized losses, were not other-than-temporarily impaired. Management will continue to monitor and evaluate the recoverability of the Company’s available-for-sale debt securities.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The contractual maturities of debt-based securities held by the Company as of December 31, 2019 and 2018, excluding mutual fund holdings, are set forth in the table below (in millions). Expected maturities will differ from contractual maturities because the issuers of the debt securities may have the right to prepay their obligations without prepayment penalties.

	December 31, 2019		December 31, 2018
	Amortized Cost	Estimated Fair Values	Amortized Cost	Estimated Fair Values
Within 1 year	$9	$9	$14	$14
After 1 year and through year 5	19	20	20	19
After 5 years and through year 10	29	29	25	24
After 10 years	43	43	39	36

Gross realized gains and losses on sales of available-for-sale debt securities are summarized in the table below (in millions):

	Year Ended December 31,
	2019	2018	2017
Realized gains	$-	$-	$3
Realized losses	-	-	(2)

Other investment income, which includes interest and dividends, related to all investment securities were $7 million, $7 million and $8 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Net gains and losses recognized during the years ended December 31, 2019 and 2018 for investments in equity securities, which are broken out between investments sold during the year and investments held at the end of the year, are summarized in the table below (in millions):

	Year Ended December 31,
	2019	2018
Net gains and (losses), beginning of year	$15	$(7)
Less: Net gains and (losses) recognized during the year on equity securities sold during the year	2	1

Unrealized gains and (losses) recognized during the year on equity securities held, end of year	$13	(8)

Contingent Value Right (CVR)

The CVRs represented the estimate of the fair value for the contingent consideration paid to HMA shareholders as part of the HMA merger. The CVRs were listed on the Nasdaq and the valuation of the CVRs was based on the quoted trading price for the CVRs on the last day of the period. Changes in the estimated fair value of the CVRs were recorded through the consolidated statements of loss. In January 2019, the CVRs were terminated and removed from listing with Nasdaq after the determination that no amount was payable under the CVR agreement.

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

At December 31, 2018, the CVR-related legal liability was zero after taking into account the Company’s payment of the amounts agreed to in the final global resolution and settlement of certain HMA legal matters during the three months ended December 31, 2018.

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

The Company incorporates CVAs to appropriately reflect both its own nonperformance or credit risk and the respective counterparty’s nonperformance or credit risk in the fair value measurements. In adjusting the fair value of its interest rate swap agreements for the effect of nonperformance or credit risk, the Company has considered the impact of any netting features included in the agreements. The CVA on the Company’s interest rate swap agreements had an immaterial effect on the fair value of the related asset or liability at December 31, 2019 and 2018.

The majority of the inputs used to value the Company’s interest rate swap agreements, including the forward interest rate curves and market perceptions of the Company’s credit risk used in the CVAs, are observable inputs available to a market participant. As a result, the Company has determined that the interest rate swap valuations are classified in Level 2 of the fair value hierarchy.

9. LEASES

The Company utilizes operating and finance leases for the use of certain hospitals, medical office buildings, and medical equipment. All lease agreements generally require the Company to pay maintenance, repairs, property taxes and insurance costs, which are variable amounts based on actual costs incurred during each applicable period. Such costs are not included in the determination of the ROU asset or lease liability. Variable lease cost also includes escalating rent payments that are not fixed at commencement but are based on an index that is determined in future periods over the lease term based on changes in the Consumer Price Index or other

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

measure of cost inflation. Most leases include one or more options to renew the lease at the end of the initial term, with renewal terms that generally extend the lease at the then market rate of rental payment. Certain leases also include an option to buy the underlying asset at or a short time prior to the termination of the lease. All such options are at the Company’s discretion and are evaluated at the commencement of the lease, with only those that are reasonably certain of exercise included in determining the appropriate lease term. The components of lease cost and rent expense for the year ended December 31, 2019 are as follows (in millions):

Lease Cost	Year Ended December 31, 2019
Operating lease cost:
Operating lease cost	$194
Short-term rent expense	114
Variable lease cost	18
Sublease income	(5)

Total operating lease cost	$321

Finance lease cost:
Amortization of right-of-use assets	$12
Interest on finance lease liabilities	7

Total finance lease cost	$19

Supplemental balance sheet information related to leases was as follows (in millions):

	Balance Sheet Classification	December 31, 2019
Operating Leases:
Operating Lease ROU Assets	Other assets, net	$607

Finance Leases:
Finance Lease ROU Assets	Property and equipment
	Land and improvements	$8
	Buildings and improvements	154
	Equipment and fixtures	11

	Property and equipment	173
	Less accumulated depreciation and amortization	(56)

	Property and equipment, net	$117

Current finance lease liabilities	Current maturities of long-term debt	$6
Long-term finance lease liabilities	Long-term debt	107

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Supplemental cash flow and other information related to leases as of and for the year ended December 31, 2019 are as follows (dollars in millions):

Other information	Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (1)	$167
Operating cash flows from finance leases	7
Financing cash flows from finance leases	9
Right-of-use assets obtained in exchange for new finance lease liabilities	2
Right-of-use assets obtained in exchange for new operating lease liabilities	122
Weighted-average remaining lease term:
Operating leases	6 years
Finance leases	20 years
Weighted-average discount rate:
Operating leases	9.1%
Finance leases	5.6%

(1)	Included in the change in other operating assets and liabilities in the consolidated statement of cash flows.

On September 19, 2019, the Company completed the sale and leaseback of four medical office buildings for net proceeds of $56 million to Carter Validus Mission Critical REIT II, Inc. The buildings, with a combined total of 285,337 square feet, are located in three states and support a wide array of diagnostic, medical and surgical services in an outpatient setting for the respective nearby hospitals. Based on the Company’s assessment of the control transfer principle in these leased buildings, the transaction did not qualify for sale treatment and the related leases have been recorded as financing obligations in long-term debt in the Company’s consolidated balance sheet at December 31, 2019. In addition, on December 18, 2019, the Company completed the sale and leaseback of one medical office building for net proceeds of approximately $4 million to an affiliate of Catalyst Healthcare Real Estate. The 30,000 square foot building is located in Arkansas and supports a wide array of diagnostic, medical and surgical services in an outpatient setting for the nearby hospital. Based on the Company’s assessment of the control transfer principle in this leased building, the transaction does not qualify for sale treatment and the related lease has been recorded as a financing obligation in long-term debt in the accompanying consolidated balance sheet at December 31, 2019.

On December 22, 2016, the Company completed the sale and leaseback of ten medical office buildings for net proceeds of $159 million to HCP, Inc. The buildings, with a combined total of 756,183 square feet, are located in five states and support a wide array of diagnostic, medical and surgical services in an outpatient setting for the respective nearby hospitals. Because of the Company’s continuing involvement in these leased buildings, the transaction did not qualify for sale treatment and the related leases have been recorded as financing obligations in long-term debt in the Company’s consolidated balance sheet at December 31, 2018. Upon adoption of ASC 842 on January 1, 2019, the Company reevaluated the classification of these financing arrangements utilizing the new accounting requirements for sale-leasebacks in ASC 842, concluding that these financing arrangements continue to not qualify for sale treatment and therefore should continue to be classified as financing obligations in long-term debt. At December 31, 2019, six of these financing obligations remain outstanding and are included in the table below, with the other four medical office buildings having been divested in conjunction with the sale of the related hospital entity.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Commitments relating to noncancellable operating and finance leases and financing obligations for each of the next five years and thereafter are as follows (in millions):

Year Ending December 31,	Operating	Finance	Financing Obligations
2020	$184	$12	$12
2021	150	11	12
2022	115	9	12
2023	92	8	12
2024	71	8	13
Thereafter	213	156	114

Total minimum future payments	825	204	175
Less: Imputed interest	(202)	(91)	(16)

Total liabilities	623	113	159
Less: Current portion	(136)	(6)	(1)

Long-term liabilities	$487	$107	$158

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

As of December 31, 2019, there were approximately $29 million of assets underlying approved but pending leases that have not yet commenced, primarily for medical equipment.

10.  EMPLOYEE BENEFIT PLANS

The Company maintains various benefit plans, including defined contribution plans, defined benefit plans and deferred compensation plans, for which certain of the Company’s subsidiaries are the plan sponsors. The CHS/

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Community Health Systems, Inc. Retirement Savings Plan is a defined contribution plan which covers the majority of the Company’s employees. Employees at these locations whose employment is covered by collective bargaining agreements are generally eligible to participate in the CHS/Community Health Systems, Inc. Standard 401(k) Plan. Total expense to the Company under the 401(k) plans was $85 million, $90 million and $94 million for the years ended December 31, 2019, 2018 and 2017, respectively, and is recorded in salaries and benefits expense on the consolidated statements of loss.

The Company maintains unfunded deferred compensation plans that allow participants to defer receipt of a portion of their compensation. The liability for the deferred compensation plans was $175 million and $163 million as of December 31, 2019 and 2018, respectively, and is included in other long-term liabilities on the consolidated balance sheets. The Company had assets of $153 million and $146 million as of December 31, 2019 and 2018, respectively, in a non-qualified plan trust generally designated to pay benefits of the deferred compensation plans, consisting of equity securities of $23 million and $32 million as of December 31, 2019 and 2018, respectively, and company-owned life insurance contracts of $130 million and $114 million as of December 31, 2019 and 2018, respectively.

The Company provides an unfunded Supplemental Executive Retirement Plan (“SERP”) for certain members of its executive management. The Company uses a December 31 measurement date for the benefit obligations and a January 1 measurement date for its net periodic costs for the SERP. Variances from actuarially assumed rates will result in increases or decreases in benefit obligations and net periodic cost in future periods. Benefits expense under the SERP was $7 million, $9 million and $16 million for the years ended December 31, 2019, 2018 and 2017, respectively. The accrued benefit liability for the SERP totaled $72 million and $66 million at December 31, 2019 and 2018, respectively, and is included in other long-term liabilities on the consolidated balance sheets. The weighted-average assumptions used in determining net periodic cost for the years ended December 31, 2019 and 2018 were a discount rate of 4.2% and 3.4% and an annual salary increase of 3.0% and 2.0%. The Company had equity securities in a rabbi trust generally designated to pay benefits of the SERP in the amounts of $84 million and $74 million at December 31, 2019 and 2018, respectively. These amounts are included in other assets, net on the consolidated balance sheets.

During 2018, certain members of executive management of the Company that were participants in the SERP retired and met the requirements for payout of their SERP retirement benefit. The SERP payout provisions require payment to the participant in an actuarially determined lump sum amount six months after the participant retires from the Company. Such amounts were paid out of the rabbi trust. As required by the pension accounting rules in U.S. GAAP, the Company recognized a non-cash settlement loss of approximately $2 million during the year ended December 31, 2018. There was no settlement loss during the year ended December 31, 2019.

The Company maintains the CHS/Community Health Systems, Inc. Retirement Income Plan (“Pension Plan”), which is a defined benefit, non-contributory pension plan that covers certain employees at three of its formerly owned hospitals. The Pension Plan provides benefits to covered individuals satisfying certain age and service requirements. Employer contributions to the Pension Plan are in accordance with the minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended. The Company expects to make contributions of approximately $1 million to the Pension Plan in 2020. The Company uses a December 31 measurement date for the benefit obligations and a January 1 measurement date for its net periodic costs for the Pension Plan. Variances from actuarially assumed rates will result in increases or decreases in benefit obligations, net periodic cost and funding requirements in future periods. Benefits expense under the Pension Plan was less than $1 million for both of the years ended December 31, 2019 and 2018, and was $7 million for the year ended December 31, 2017. The accrued benefit liability for the Pension Plan totaled $12 million and $11 million at December 31, 2019 and 2018, respectively, and is included in other long-term liabilities on the consolidated balance sheets. The weighted-average assumptions used for determining the net periodic cost for the

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

year ended December 31, 2019 was a discount rate of 4.2% and the expected long-term rate of return on assets of 6.0%.

11.  STOCKHOLDERS’ DEFICIT

Authorized capital shares of the Company include 400,000,000 shares of capital stock consisting of 300,000,000 shares of common stock and 100,000,000 shares of preferred stock. Each of the aforementioned classes of capital stock has a par value of $0.01 per share. Shares of preferred stock, none of which were outstanding as of December 31, 2019, may be issued in one or more series having such rights, preferences and other provisions as determined by the Board of Directors without approval by the holders of common stock.

On November 6, 2015, the Company adopted an open market repurchase program for up to 10,000,000 shares of the Company’s common stock, not to exceed $300 million in repurchases. The repurchase program expired on November 6, 2018. During the year ended December 31, 2015, the Company repurchased and retired 532,188 shares at a weighted-average price of $27.31 per share, which is the cumulative number of shares repurchased and retired under this program. No shares were repurchased under this program during the years ended December 31, 2019, 2018 and 2017.

The Company is a holding company which operates through its subsidiaries. The Company’s ABL Facility and the indentures governing each series of the Company’s outstanding notes contain various covenants under which the assets of the subsidiaries of the Company are subject to certain restrictions relating to, among other matters, dividends and distributions, as referenced in the paragraph below.

The ABL Facility and the indentures governing each series of the Company’s outstanding notes restrict the Company’s subsidiaries from, among other matters, paying dividends and making distributions to the Company, which thereby limits the Company’s ability to pay dividends and/or repurchase stock. As of December 31, 2019, under the most restrictive test in these agreements (and subject to certain exceptions), the Company has approximately $200 million of capacity to pay permitted dividends and/or repurchase shares of stock or make other restricted payments.

The following schedule discloses the effects of changes in the Company’s ownership interest in its less-than-wholly-owned subsidiaries on Community Health Systems, Inc. stockholders’ deficit (in millions):

	Year Ended December 31,
	2019	2018	2017
Net loss attributable to Community Health Systems, Inc. stockholders	$(675)	$(788)	$(2,459)
Transfers to the noncontrolling interests:
Net increase (decrease) in Community Health Systems, Inc. paid-in-capital for purchase of subsidiary partnership interests	3	(4)	(2)

Net transfers to the noncontrolling interests	3	(4)	(2)

Change to Community Health Systems, Inc. stockholders’ deficit from net loss attributable to Community Health Systems, Inc. stockholders and transfers to noncontrolling interests	$(672)	$(792)	$(2,461)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12.  EARNINGS PER SHARE

The following table sets forth the components of the numerator and denominator for the computation of basic and diluted (loss) earnings per share for loss from continuing operations, discontinued operations and net loss attributable to Community Health Systems, Inc. common stockholders (in millions, except share data):

	Year Ended December 31,
	2019	2018	2017
Numerator:
Loss from continuing operations, net of taxes	$(590)	$(704)	$(2,384)
Less: Income attributable to noncontrolling interests, net of taxes	85	84	63

Loss from continuing operations attributable to Community Health Systems, Inc. common stockholders – basic and diluted	$(675)	$(788)	$(2,447)

Loss from discontinued operations, net of taxes	$-	$-	$(12)
Less: Loss from discontinued operations attributable to noncontrolling interests, net of taxes	-	-	-

Loss from discontinued operations attributable to Community Health Systems, Inc. common stockholders – basic and diluted	$-	$-	$(12)

Denominator:
Weighted-average number of shares outstanding – basic	113,739,046	112,728,274	111,769,821
Effect of dilutive securities:
Restricted stock awards	-	-	-
Employee stock options	-	-	-
Other equity-based awards	-	-	-

Weighted-average number of shares outstanding – diluted	113,739,046	112,728,274	111,769,821

The Company generated a loss from continuing operations attributable to Community Health Systems, Inc. common stockholders for the years ended December 31, 2019, 2018 and 2017, so the effect of dilutive securities is not considered because their effect would be antidilutive. If the Company had generated income from continuing operations during the years ended December 31, 2019, 2018 and 2017, the effect of restricted stock awards, employee stock options, and other equity-based awards on the diluted shares calculation would have been an increase in shares of 133,866, 68,687 and 111,464, respectively.

	Year Ended December 31,
	2019	2018	2017
Dilutive securities outstanding not included in the computation of earnings per share because their effect is antidilutive:
Employee stock options and restricted stock awards	3,508,968	2,152,408	3,008,919

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13.  EQUITY INVESTMENTS

As of December 31, 2019, the Company owned equity interests of 38.0% in two hospitals in Macon, Georgia, in which HCA owns the majority interest. On December 31, 2016, the Company sold 80% of its ownership interest in the legal entity that owned and operated its home care agency business. As part of the divestiture of its controlling interest in the home care agency business, the Company recorded an equity method investment representing its remaining 20% ownership.

In March 2005, the Company began purchasing items, primarily medical supplies, medical equipment and pharmaceuticals, under an agreement with HealthTrust Purchasing Group, L.P. (“HealthTrust”), a group purchasing organization in which the Company is a noncontrolling partner. As of December 31, 2019, the Company had a 14.5% ownership interest in HealthTrust.

The Company’s investment in all of its unconsolidated affiliates was $199 million and $192 million at December 31, 2019 and 2018, respectively, and is included in other assets, net in the accompanying consolidated balance sheets. Included in the Company’s results of operations is the Company’s equity in pre-tax earnings from all of its investments in unconsolidated affiliates, which was $15 million, $22 million and $16 million for the years ended December 31, 2019, 2018 and 2017, respectively.

14.  OTHER COMPREHENSIVE INCOME

The following tables present information about items reclassified out of accumulated other comprehensive loss by component for the years ended December 31, 2019 and 2018 (in millions, net of tax):

	Change in Fair Value of Interest Rate Swaps	Change in Fair Value of Available-for-Sale Debt Securities	Change in Unrecognized Pension Cost Components	Accumulated Comprehensive (Loss) Income
Balance as of December 31, 2018	$5	$(7)	$(8)	$(10)
Other comprehensive (loss) income before reclassifications	(3)	5	(1)	1
Amounts reclassified from accumulated other comprehensive (loss) income	-	(1)	1	-

Net current-period other comprehensive (loss) income	(3)	4	-	1

Balance as of December 31, 2019	$2	$(3)	$(8)	$(9)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Change in Fair Value of Interest Rate Swaps	Change in Fair Value of Available-for-Sale Debt Securities	Change in Unrecognized Pension Cost Components	Accumulated Comprehensive (Loss) Income
Balance as of December 31, 2017	$(12)	$(2)	$(7)	$(21)
Other comprehensive income (loss) before reclassifications	12	(2)	(2)	8
Amounts reclassified from accumulated other comprehensive income	8	-	1	9

Net current-period other comprehensive income (loss)	20	(2)	(1)	17
Adoption of ASU 2016-01 and 2018-02	(3)	(3)	-	(6)

Balance as of December 31, 2018	$5	$(7)	$(8)	$(10)

The following tables present a subtotal for each significant reclassification to net loss out of AOCL and the line item affected in the accompanying consolidated statements of loss for the years ended December 31, 2019 and 2018 (in millions):

	Amount reclassified from AOCL	Affected line item in the statement where net income (loss) is presented
Details about accumulated other comprehensive income (loss) components	Year Ended December 31, 2019
Gains and losses on cash flow hedges
Interest rate swaps	$-	Interest expense, net
	-	Tax benefit

	$-	Net of tax

Amortization of defined benefit pension items
Prior service costs	$(1)	Salaries and benefits
Settlement losses recognized	-	Salaries and benefits

	(1)	Total before tax
	-	Tax benefit

	$(1)	Net of tax

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Amount reclassified from AOCL	Affected line item in the statement where net (loss) income is presented
Details about accumulated other comprehensive (loss) income components	Year Ended December 31, 2018
Gains and losses on cash flow hedges
Interest rate swaps	$(10)	Interest expense, net
	2	Tax benefit

	$(8)	Net of tax

Amortization of defined benefit pension items
Prior service costs	$(1)	Salaries and benefits
Settlement losses recognized	(2)	Salaries and benefits

	(3)	Total before tax
	2	Tax benefit

	$(1)	Net of tax

15.  COMMITMENTS AND CONTINGENCIES

Construction and Other Capital Commitments.    Pursuant to a hospital purchase agreement in effect as of December 31, 2019, the Company is required to build replacement facilities in La Porte, Indiana and Knox, Indiana. The estimated construction costs, including equipment costs, for the La Porte and Starke replacement facilities are currently estimated to be approximately $128 million and $15 million, respectively, of which approximately $58 million has been incurred to date for the construction of La Porte. In addition, under other purchase agreements outstanding at December 31, 2019, the Company has committed to spend approximately $2 million for costs such as capital improvements, equipment, selected leases and physician recruiting. These commitments are required to be fulfilled generally over a five to seven-year period after acquisition. Through December 31, 2019, the Company has spent approximately $2 million related to these commitments.

Physician Recruiting Commitments.    As part of its physician recruitment strategy, the Company provides income guarantee agreements to certain physicians who agree to relocate to its communities and commit to remain in practice there. Under such agreements, the Company is required to make payments to the physicians in excess of the amounts they earned in their practice up to the amount of the income guarantee. These income guarantee periods are typically for 12 months. Such payments are recoverable by the Company from physicians who do not fulfill their commitment period, which is typically three years, to the respective community. At December 31, 2019, the maximum potential amount of future payments under these guarantees in excess of the liability recorded is $19 million.

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

The net present value of the projected payments was discounted using a weighted-average risk-free rate of 2.6%, 3.1% and 2.2% in 2019, 2018 and 2017, respectively. This liability is adjusted for new claims information in the period such information becomes known. The Company’s estimated liability for professional and general liability claims was $612 million and $650 million as of December 31, 2019 and 2018, respectively. The estimated undiscounted claims liability was $663 million and $710 million as of December 31, 2019 and 2018, respectively. The current portion of the liability for professional and general liability claims was $169 million and $100 million as of December 31, 2019 and 2018, respectively, and is included in other accrued liabilities in the accompanying consolidated balance sheets, with the long-term portion recorded in other long-term liabilities. Professional malpractice expense includes the losses resulting from professional liability claims and loss adjustment expense, as well as paid excess insurance premiums, and is presented within other operating expenses in the accompanying consolidated statements of loss.

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

During the nine months ended September 30, 2019, the Company experienced a significant increase in the amounts paid to settle outstanding professional liability claims, compared to the same period in the prior year and to previous actuarially determined estimates. This increase in claims paid related to claims incurred in 2016 and prior years and was primarily related to divested hospitals. The settlement of these claims at amounts greater than the previously determined actuarial estimates resulted in the Company recording a $70 million change in estimate during the three months ended June 30, 2019, and an additional $20 million change in estimate during the three months ended September 30, 2019 based on updated actuarial estimates. No additional change in estimate related to these claims was recorded during the three months ended December 31, 2019.

The Company is primarily self-insured for professional liability claims; however, the Company obtains excess insurance that transfers the risk of loss to a third-party insurer for claims in excess of self-insured retentions. The Company’s excess insurance is underwritten on a claims-made basis. For claims reported prior to June 1, 2002, substantially all of the Company’s professional and general liability risks were subject to a less than $1 million per occurrence self-insured retention and for claims reported from June 1, 2002 through June 1, 2003, these self-insured retentions were $2 million per occurrence. Substantially all claims reported after June 1, 2003 and before June 1, 2005 are self-insured up to $4 million per claim. Substantially all claims reported on or after June 1, 2005 and before June 1, 2014 are self-insured up to $5 million per claim. Substantially all claims reported on or after June 1, 2014 and before June 1, 2018 are self-insured up to $10 million per claim. Substantially all claims reported on or after June 1, 2018 are self-insured up to $15 million per claim. Management on occasion has selectively increased the insured risk at certain hospitals based upon insurance pricing and other factors and may continue that practice in the future. Excess insurance for all hospitals has been purchased through commercial insurance companies and generally covers the Company for liabilities in excess of the self-insured retentions. The excess coverage consists of multiple layers of insurance, the sum of which totals up to $95 million per occurrence and in the aggregate for claims reported on or after June 1, 2003, up to $145 million per occurrence and in the aggregate for claims reported on or after January 1, 2008, up to $195 million per occurrence and in the aggregate for claims reported on or after June 1, 2010, and up to at least $215 million per occurrence and in the aggregate for claims reported on or after June 1, 2015. In addition, for integrated occurrence malpractice claims, there is an additional $50 million of excess coverage for claims reported on or after June 1, 2014 and an additional $75 million of excess coverage for claims reported on or after June 1, 2015. For certain policy years prior to June 1, 2014, if the first aggregate layer of excess coverage becomes fully utilized, then the Company’s self-insured retention will increase to $10 million per claim for any subsequent claims in that policy year until the Company’s total aggregate coverage is met. Beginning June 1, 2018, this drop-down provision in the excess policies attaches over the $15 million per claim self-insured retention.

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

Probable Contingencies

Becker v. Community Health Systems, Inc. d/b/a Community Health Systems Professional Services Corporation d/b/a Community Health Systems d/b/a Community Health Systems PSC, Inc. d/b/a Rockwood Clinic P.S. and Rockwood Clinic, P.S. (Superior Court, Spokane, Washington). This suit was filed on February 29, 2012, by a former chief financial officer at Rockwood Clinic in Spokane, Washington. Becker claims he was wrongfully terminated for allegedly refusing to certify a budget for Rockwood Clinic in 2012. On February 29, 2012, he also filed an administrative complaint with the Department of Labor, Occupational Safety and Health Administration alleging that he is a whistleblower under Sarbanes-Oxley, which was dismissed by the agency and was appealed to an administrative law judge for a hearing that occurred on January 19-26, 2016. In a decision dated November 9, 2016, the law judge awarded Becker approximately $1.9 million for front pay, back pay and emotional damages with attorney fees to be later determined. The Company has appealed the award to the Administrative Review Board and is awaiting its decision. At a hearing on July 27, 2012, the trial court dismissed Community Health Systems, Inc. from the state case and subsequently certified the state case for an interlocutory appeal of the denial to dismiss his employer and the management company. The appellate court accepted the interlocutory appeal, and it was argued on April 30, 2014. On August 14, 2014, the court denied the Company’s appeal. On October 20, 2014, the Company filed a petition to review the denial with the Washington Supreme Court. The appeal was accepted and oral argument was heard on June 9, 2015. On September 15, 2015, the court denied the Company’s appeal and remanded to the trial court; a previous trial setting of September 12, 2016 has been vacated and not reset. On October 15, 2019, the Administrative Review Board released an order to show cause requiring Becker to file a brief to show cause why the Administrative Review Board should not remand the previous administrative decision for a new hearing before a new law judge. The appeal before the Administrative Review Board is still pending. The Company continues to vigorously defend these actions.

Empire Health Foundation v. CHS/Community Health Systems, Inc., CHS Washington Holdings, LLC, Spokane Washington Hospital Company, LLC, Spokane Valley Washington Hospital Company, LLC. This suit was filed in the United States District Court for the Eastern District of Washington on June 12, 2017 by Empire Health Foundation claiming Deaconess and Valley Hospitals failed to abide by charity care obligations allegedly existing in the 2008 Asset Purchase Agreement between Empire Health System and Company affiliates. The court granted in part and denied in part the hospitals’ motion to dismiss on October 11, 2017. All parties filed motions for summary judgment, and the court granted in part and denied in part both parties’ motions on February 27, 2019 and July 9, 2019. The Company settled this matter during the three months ended September 30, 2019 for $22 million (and recorded a liability equal to the settlement amount as of September 30, 2019), the settlement was paid during the three months ended December 31, 2019.

R2 Investments v Quorum Health Corporation; Community Health Systems, Inc.; Wayne T. Smith; W. Larry Cash; Thomas D. Miller; Michael J. Culotta; John A. Clerico; James S. Ely, III; John A. Fry; William Norris Jennings; Julia B. North; H. Mitchell Watson, Jr.; H. James Williams. This case was pending in the Circuit Court for Williamson County, Tennessee and was served on October 26, 2017. The plaintiff alleged common law fraud and violation of Tennessee securities fraud statutes in connection with its purchase of QHC stock and QHC senior secured notes. The court granted in part and denied in part the director defendants’ motion to dismiss and denied the remaining defendants’ motions to dismiss on May 11, 2018. The Company settled and paid this matter during the three months ended December 31, 2019.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2011 Class Action Shareholder Federal Securities Cases. Three purported class action cases have been filed in the United States District Court for the Middle District of Tennessee; namely, Norfolk County Retirement System v. Community Health Systems, Inc., et al., filed May 9, 2011; De Zheng v. Community Health Systems, Inc., et al., filed May 12, 2011; and Minneapolis Firefighters Relief Association v. Community Health Systems, Inc., et al., filed June 21, 2011. All three seek class certification on behalf of purchasers of the Company’s common stock between July 27, 2006 and April 11, 2011 and allege that misleading statements resulted in artificially inflated prices for the Company’s common stock. In December 2011, the cases were consolidated for pretrial purposes and NYC Funds and its counsel were selected as lead plaintiffs/lead plaintiffs’ counsel. In lieu of ruling on the Company’s motion to dismiss, the court permitted the plaintiffs to file a first amended consolidated class action complaint, which was filed on October 5, 2015. The Company’s motion to dismiss was filed on November 4, 2015 and oral argument was held on April 11, 2016. The Company’s motion to dismiss was granted on June 16, 2016 and on June 27, 2016, the plaintiffs filed a notice of appeal to the Sixth Circuit Court of Appeals. The matter was heard on May 3, 2017. On December 13, 2017, the Sixth Circuit reversed the trial court’s dismissal of the case and remanded it to the District Court. The Company filed a renewed partial motion to dismiss on February 9, 2018, which was denied by the District Court on September 24, 2018. The Company also filed a petition for a writ of certiorari to the United States Supreme Court on April 18, 2018 seeking review of the Sixth Circuit’s decision. The United States Supreme Court denied the petition for a writ of certiorari on October 1, 2018. The District Court granted the Plaintiff’s motion for class certification on July 26, 2019. The Company filed a petition for permission to appeal the District Court’s class certification order in the Sixth Circuit Court of Appeals on August 9, 2019, and that petition was denied on October 23, 2019. Trial for this matter is set for December 1, 2020. On January 21, 2020, the Company and the Plaintiff filed a stipulation of settlement indicating to the District Court that the parties had reached agreement on the principal terms of a settlement for $53 million. The settlement is subject to the District Court’s final approval. The Company recorded a liability of $53 million at December 31, 2019 based on the proposed settlement agreement.

Summary of Recorded Amounts

The table below presents a reconciliation of the beginning and ending liability balances (in millions) during the years ended December 31, 2019 and 2018, with respect to the Company’s determination of the contingencies of the Company in respect of which an accrual has been recorded.

Probable Contingencies
Balance as of December 31, 2017	$14
Expense	7
Reserve for insured claim	4
Cash payments	(6)

Balance as of December 31, 2018	19
Expense	87
Reserve for insured claim	(4)
Cash payments	(34)

Balance as of December 31, 2019	$68

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

In the aggregate, attorneys’ fees and other costs incurred but not included in the table above related to probable contingencies, and CVR-related contingencies accounted for at fair value, totaled $21 million and $2 million during the years ended December 31, 2019 and 2018, respectively, and are included in other operating expenses in the accompanying consolidated statements of loss.

Matters for which an Outcome Cannot be Assessed

For the following legal matter, due to the uncertainties surrounding the ultimate outcome of the case, the Company cannot at this time assess what the outcome may be and is further unable to reasonably estimate any loss or range of loss.

Steadfast Insurance Company, et al v. Community Health Systems, Inc., CHS/Community Health Systems, Inc., CHSPSC, LLC and Pecos Valley of New Mexico, LLC. This case is filed in the Superior Court for the State of Delaware and involve suits by four excess liability insurers seeking a declaration that a $73 million judgment rendered against Pecos Valley of New Mexico, LLC in Anne Sperling, et al v. Pecos Valley of New Mexico, LLC is not a covered loss as defined by the policies at issue. The Steadfast complaint was served on November 30, 2018. On December 13, 2018, Admiral Insurance Company, Endurance Specialty Insurance Ltd, and Illinois Union Insurance Company moved to intervene in the suit as petitioners. The Company has initiated counterclaims against each insurer, including for bad faith against Steadfast. The judgment against Pecos Valley of New Mexico, LLC, which is the subject of this litigation and which was rendered on September 5, 2018, in First Judicial Court of the State of New Mexico, is currently on appeal to the Court of Appeals of New Mexico. Trial of this matter is set for December 7, 2020. The Company believes the claims in the Steadfast litigation are without merit and will vigorously defend the case.

16.  SUBSEQUENT EVENTS

The Company has evaluated all material events occurring subsequent to the balance sheet date for events requiring disclosure or recognition in the consolidated financial statements.

On January 1, 2020, one or more subsidiaries of the Company sold Southside Regional Medical Center (300 licensed beds) in Petersburg, Virginia, Southampton Memorial Hospital (105 licensed beds) in Franklin, Virginia and Southern Virginia Regional Medical Center (80 licensed beds) in Emporia, Virginia and their associated assets to Bon Secours Mercy Health System pursuant to the terms of a definitive agreement which was entered into on October 28, 2019. The net proceeds from this sale were received at a preliminary closing on December 31, 2019.

On January 23, 2020, the Company announced that CHS commenced a cash tender offer for any and all of the outstanding 5 1⁄8% Senior Secured Notes due 2021. As of the early tender deadline on February 5, 2020, approximately $632 million aggregate principal amount of 5 1⁄8% Senior Secured Notes due 2021, or approximately 63.25% of the outstanding 5 1⁄8% Senior Secured Notes due 2021, had been validly tendered and not validly withdrawn. In connection with the commencement of the cash tender offer, CHS issued to holders of the 5 1⁄8% Senior Secured Notes due 2021 a conditional notice of redemption to redeem all of the 5 1⁄8% Senior Secured Notes due 2021 not purchased by CHS in the tender offer at a redemption price of 100.000% of the principal amount thereof plus accrued interest to, but not including, February 22, 2020.

On January 30, 2020, one or more affiliates of the Company entered into definitive agreements for the sale of substantially all of the assets of each of Shands Live Oak Regional Medical Center (25 licensed beds) in Live Oak, Florida and Shands Starke Regional Medical Center (49 licensed beds) in Starke, Florida to affiliates of HCA.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On February 6, 2020, CHS completed a private offering of $1.462 billion aggregate principal amount of 6 5⁄8% Senior Secured Notes due February 15, 2025 (the “6 5⁄8% Senior Secured Notes due 2025”). CHS used the net proceeds of the offering of the 6 5⁄8% Senior Secured Notes due 2025 to (i) purchase any and all of its 5 1⁄8% Senior Secured Notes due 2021 validly tendered and not validly withdrawn in the cash tender offer announced on January 23, 2020, (ii) redeem all of the 5 1⁄8% Senior Secured Notes due 2021 that were not purchased pursuant to such tender offer, (iii) purchase in one or more privately negotiated transactions approximately $426 million aggregate principal amount of its 6 1⁄4% Senior Secured Notes due 2023 and (iv) pay related fees and expenses. The 6 5⁄8% Senior Secured Notes due 2025 bear interest at a rate of 6.625% per annum, payable semi-annually in arrears on February 15 and August 15 of each year, commencing on August 15, 2020. The 6 5⁄8% Senior Secured Notes are scheduled to mature on February 15, 2025. The 6 5⁄8% Senior Secured Notes due 2025 are unconditionally guaranteed on a senior-priority secured basis by the Company and each of the CHS current and future domestic subsidiaries that provide guarantees under the ABL Facility, any capital market debt securities of CHS (including CHS’ outstanding senior notes) and certain other long-term debt of CHS. The 6 5⁄8% Senior Secured Notes due 2025 and the related guarantees are secured by shared (i) first-priority liens on the Non-ABL Priority Collateral and (ii) second-priority liens on the ABL Priority Collateral that secures on a first-priority basis the ABL Facility, in each case subject to permitted liens described in the indenture governing the 6 5⁄8% Senior Secured Notes due 2025.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

17.  QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter
	1st	2nd	3rd	4th	Total (2)
	(in millions, except share and per share data)
Year ended December 31, 2019:
Net operating revenues	$3,376	$3,302	$3,246	$3,286	$13,210
Loss from continuing operations before income taxes	(94)	(149)	(72)	(115)	(430)
Loss from continuing operations	(101)	(146)	2	(346)	(590)
Loss from discontinued operations	-	-	-	-	-
Net loss attributable to Community Health Systems, Inc.	$(118)	$(167)	$(17)	$(373)	$(675)
Basic loss per share attributable to Community Health Systems, Inc. common stockholders (1):
Continuing operations	$(1.04)	$(1.47)	$(0.15)	$(3.27)	$(5.93)
Discontinued operations	-	-	-	-	-

Net loss	$(1.04)	$(1.47)	$(0.15)	$(3.27)	$(5.93)

Diluted loss per share attributable to Community Health Systems, Inc. common stockholders (1):
Continuing operations	$(1.04)	$(1.47)	$(0.15)	$(3.27)	$(5.93)
Discontinued operations	-	-	-	-	-

Net loss	$(1.04)	$(1.47)	$(0.15)	$(3.27)	$(5.93)

Weighted-average number of shares outstanding:
Basic	113,257,608	113,862,097	113,891,721	113,935,629	113,739,046
Diluted	113,257,608	113,862,097	113,891,721	113,935,629	113,739,046

Year ended December 31, 2018:
Net operating revenues	$3,689	$3,562	$3,451	$3,453	$14,155
Loss from continuing operations before income taxes	(13)	(129)	(204)	(369)	(715)
Loss from continuing operations	(6)	(91)	(308)	(299)	(704)
Loss from discontinued operations	-	-	-	-	-
Net loss attributable to Community
Health Systems, Inc.	$(25)	$(110)	$(325)	$(328)	$(788)
Basic loss per share attributable to Community Health Systems, Inc. common stockholders (1):
Continuing operations	$(0.22)	$(0.97)	$(2.88)	$(2.91)	$(6.99)
Discontinued operations	-	-	-	-	-

Net loss	$(0.22)	$(0.97)	$(2.88)	$(2.91)	$(6.99)

Diluted loss per share attributable to Community Health Systems, Inc. common stockholders (1):
Continuing operations	$(0.22)	$(0.97)	$(2.88)	$(2.91)	$(6.99)
Discontinued operations	-	-	-	-	-

Net loss	$(0.22)	$(0.97)	$(2.88)	$(2.91)	$(6.99)

Weighted-average number of shares outstanding:
Basic	112,291,496	112,837,944	112,865,482	112,909,869	112,728,274
Diluted	112,291,496	112,837,944	112,865,482	112,909,869	112,728,274

(1)	Total per share amounts may not add due to rounding.
(2)	Total quarterly amounts may not add due to rounding.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

18.  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The 6 7⁄8% Senior Notes due 2022, which are senior unsecured obligations of CHS, the 5 1⁄8% Senior Secured Notes due 2021, and the 6 1⁄4% Senior Secured Notes due 2023 (collectively, “the Notes”) are guaranteed on a senior basis by the Company and by certain of its existing and subsequently acquired or organized 100% owned domestic subsidiaries. In addition, equity interests held by the Company in non-guarantor subsidiaries have been pledged as collateral under the Notes, except for equity interests held in three hospitals owned jointly with a non-profit, health organization. The Notes are fully and unconditionally guaranteed on a joint and several basis, with exceptions considered customary for such guarantees, limited to the release of the guarantee when a subsidiary guarantor’s capital stock is sold, or a sale of all of the subsidiary guarantor’s assets used in operations. The following condensed consolidating financial statements present Community Health Systems, Inc. (as parent guarantor), CHS (as the issuer), the subsidiary guarantors, the subsidiary non-guarantors and eliminations. These condensed consolidating financial statements have been prepared and presented in accordance with SEC Regulation S-X Rule 3-10 “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.”

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

The Company’s intercompany activity consists primarily of daily cash transfers for purposes of cash management, the allocation of certain expenses and expenditures paid for by the Parent on behalf of its subsidiaries, and the push down of investment in its subsidiaries. This activity also includes the intercompany transactions between consolidated entities as part of the ABL Facility and Receivables Facility that are further discussed in Note 6. The Company’s subsidiaries generally do not purchase services from one another; thus, the intercompany transactions do not represent revenue generating transactions. All intercompany transactions eliminate in consolidation.

From time to time, subsidiaries of the Company sell and/or repurchase noncontrolling interests in consolidated subsidiaries, which may change subsidiaries between guarantors and non-guarantors. Amounts for prior periods have been revised to reflect the status of guarantors and non-guarantors as of December 31, 2019.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Loss

Year Ended December 31, 2019

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
Net operating revenues	$-	$46	$8,246	$4,918	$-	$13,210
Operating costs and expenses:
Salaries and benefits	-	-	3,092	2,855	-	5,947
Supplies	-	-	1,444	707	-	2,151
Other operating expenses	-	-	2,289	1,014	-	3,303
Government and other legal settlements and related costs	-	-	93	-	-	93
Electronic health records incentive reimbursement	-	-	-	(1)	-	(1)
Lease cost and rent	-	-	168	153	-	321
Depreciation and amortization	-	-	383	225	-	608
Impairment and loss on sale of businesses, net	-	(2)	121	19	-	138

Total operating costs and expenses	-	(2)	7,590	4,972	-	12,560

Income (loss) from operations	-	48	656	(54)	-	650
Interest expense, net	-	425	667	(51)	-	1,041
Loss from early extinguishment of debt	-	54	-	-	-	54
Equity in earnings of unconsolidated affiliates	675	99	(26)	-	(763)	(15)

(Loss) income before income taxes	(675)	(530)	15	(3)	763	(430)
Provision for (benefit from) income taxes	-	145	(6)	21	-	160

Net (loss) income	(675)	(675)	21	(24)	763	(590)
Less: Net income attributable to noncontrolling interests	-	-	-	85	-	85

Net (loss) income attributable to Community Health Systems, Inc. stockholders	$(675)	$(675)	$21	$(109)	$763	$(675)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Loss

Year Ended December 31, 2018

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
Net operating revenues	$-	$(5)	$8,111	$6,049	$-	$14,155
Operating costs and expenses:
Salaries and benefits	-	-	3,030	3,354	-	6,384
Supplies	-	-	1,426	929	-	2,355
Other operating expenses	-	-	2,109	1,387	-	3,496
Government and other legal settlements and related costs	-	-	11	-	-	11
Electronic health records incentive reimbursement	-	-	(1)	(3)	-	(4)
Lease cost and rent	-	-	166	171	-	337
Depreciation and amortization	-	-	414	286	-	700
Impairment and loss on sale of businesses, net	-	29	97	542	-	668

Total operating costs and expenses	-	29	7,252	6,666	-	13,947

(Loss) income from operations	-	(34)	859	(617)	-	208
Interest expense, net	-	425	494	57	-	976
(Gain) loss from early extinguishment of debt	-	(32)	1	-	-	(31)
Equity in earnings of unconsolidated affiliates	788	438	774	-	(2,022)	(22)

Loss before income taxes	(788)	(865)	(410)	(674)	2,022	(715)
(Benefit from) provision for income taxes	-	(77)	(7)	73	-	(11)

Net loss	(788)	(788)	(403)	(747)	2,022	(704)
Less: Net income attributable to noncontrolling interests	-	-	-	84	-	84

Net loss attributable to Community Health Systems, Inc. stockholders	$(788)	$(788)	$(403)	$(831)	$2,022	$(788)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Loss

Year Ended December 31, 2017

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
Operating revenues (net of contractual allowances and discounts)	$-	$(22)	$9,421	$8,999	$-	$18,398
Provision for bad debts	-	-	1,819	1,226	-	3,045

Net operating revenues	-	(22)	7,602	7,773	-	15,353
Operating costs and expenses:
Salaries and benefits	-	-	3,092	4,284	-	7,376
Supplies	-	-	1,397	1,275	-	2,672
Other operating expenses	-	-	1,954	1,910	-	3,864
Government and other legal settlements and related costs	-	-	(31)	-	-	(31)
Electronic health records incentive reimbursement	-	-	(8)	(20)	-	(28)
Rent	-	-	166	228	-	394
Depreciation and amortization	-	-	434	427	-	861
Impairment and loss on sale of businesses, net	-	-	608	1,515	-	2,123

Total operating costs and expenses	-	-	7,612	9,619	-	17,231

Loss from operations	-	(22)	(10)	(1,846)	-	(1,878)
Interest expense, net	-	327	489	115	-	931
Loss from early extinguishment of debt	-	40	-	-	-	40
Equity in earnings of unconsolidated affiliates	2,459	1,888	1,555	-	(5,918)	(16)

Loss from continuing operations before income taxes	(2,459)	(2,277)	(2,054)	(1,961)	5,918	(2,833)
Provision for (benefit from) income taxes	-	182	(170)	(461)	-	(449)

Loss from continuing operations	(2,459)	(2,459)	(1,884)	(1,500)	5,918	(2,384)
Discontinued operations, net of taxes:
Loss from operations of entities sold or held for sale	-	-	(4)	(2)	-	(6)
Impairment of hospitals sold or held for sale	-	-	(4)	(2)	-	(6)

Loss from discontinued operations, net of taxes	-	-	(8)	(4)	-	(12)

Net loss	(2,459)	(2,459)	(1,892)	(1,504)	5,918	(2,396)
Less: Net income attributable to noncontrolling interests	-	-	-	63	-	63

Net loss attributable to Community Health Systems, Inc. stockholders	$(2,459)	$(2,459)	$(1,892)	$(1,567)	$5,918	$(2,459)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Comprehensive (Loss) Income

Year Ended December 31, 2019

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
Net (loss) income	$(675)	$(675)	$21	$(24)	$763	$(590)
Other comprehensive (loss) income, net of income taxes:
Net change in fair value of interest rate swaps, net of tax	(3)	(3)	-	-	3	(3)
Net change in fair value of available-for-sale debt securities, net of tax	4	4	4	-	(8)	4
Amortization and recognition of unrecognized pension cost components, net of tax	-	-	-	-	-	-

Other comprehensive income	1	1	4	-	(5)	1

Comprehensive (loss) income	(674)	(674)	25	(24)	758	(589)
Less: Comprehensive income attributable to noncontrolling interests	-	-	-	85	-	85

Comprehensive (loss) income attributable to
Community Health Systems, Inc. stockholders	$(674)	$(674)	$25	$(109)	$758	$(674)

Condensed Consolidating Statement of Comprehensive Loss

Year Ended December 31, 2018

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
Net loss	$(788)	$(788)	$(403)	$(747)	$2,022	$(704)
Other comprehensive income (loss), net of income taxes:
Net change in fair value of interest rate swaps, net of tax	20	20	-	-	(20)	20
Net change in fair value of available-for-sale debt securities, net of tax	(2)	(2)	(2)	-	4	(2)
Amortization and recognition of unrecognized pension cost components, net of tax	(1)	(1)	(1)	-	2	(1)

Other comprehensive income (loss)	17	17	(3)	-	(14)	17

Comprehensive loss	(771)	(771)	(406)	(747)	2,008	(687)
Less: Comprehensive income attributable to noncontrolling interests	-	-	-	84	-	84

Comprehensive loss attributable to Community Health Systems, Inc. stockholders	$(771)	$(771)	$(406)	$(831)	$2,008	$(771)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Comprehensive Loss

Year Ended December 31, 2017

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
Net loss	$(2,459)	$(2,459)	$(1,892)	$(1,504)	$5,918	$(2,396)
Other comprehensive income, net of income taxes:
Net change in fair value of interest rate swaps, net of tax	19	19	-	-	(19)	19
Net change in fair value of available-for-sale debt securities, net of tax	8	8	8	-	(16)	8
Amortization and recognition of unrecognized pension cost components, net of tax	14	14	14	-	(28)	14

Other comprehensive income	41	41	22	-	(63)	41

Comprehensive loss	(2,418)	(2,418)	(1,870)	(1,504)	5,855	(2,355)
Less: Comprehensive income attributable to noncontrolling interests	-	-	-	63	-	63

Comprehensive loss attributable to
Community Health Systems, Inc. stockholders	$(2,418)	$(2,418)	$(1,870)	$(1,567)	$5,855	$(2,418)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Balance Sheet

December 31, 2019

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$-	$-	$142	$74	$-	$216
Patient accounts receivable	-	-	1,822	436	-	2,258
Supplies	-	-	242	112	-	354
Prepaid income taxes	48	-	-	-	-	48
Prepaid expenses and taxes	-	-	152	41	-	193
Other current assets	-	-	72	286	-	358

Total current assets	48	-	2,430	949	-	3,427

Intercompany receivable	-	11,961	5,674	6,990	(24,625)	-

Property and equipment, net	-	-	4,206	1,402	-	5,608

Goodwill	-	-	2,628	1,700	-	4,328

Deferred income taxes	38	-	-	-	-	38

Other assets, net	(4)	-	1,203	1,009	-	2,208

Net investment in subsidiaries	-	21,736	12,433	-	(34,169)	-

Total assets	$82	$33,697	$28,574	$12,050	$(58,794)	$15,609

LIABILITIES AND (DEFICIT) EQUITY
Current liabilities:
Current maturities of long-term debt	$-	$-	$18	$2	$-	$20
Current operating lease liabilities	-	-	82	54	-	136
Accounts payable	-	11	518	282	-	811
Accrued interest	-	189	-	-	-	189
Accrued liabilities	-	1	650	475	-	1,126

Total current liabilities	-	201	1,268	813	-	2,282

Long-term debt	-	13,116	208	61	-	13,385

Intercompany payable	2,099	22,518	26,029	13,399	(64,045)	-

Deferred income taxes	200	-	-	-	-	200

Long-term operating lease liabilities	-	-	265	222	-	487

Other long-term liabilities	1	2	580	311	-	894

Total liabilities	2,300	35,837	28,350	14,806	(64,045)	17,248

Redeemable noncontrolling interests in equity of consolidated subsidiaries	-	-	-	502	-	502

(Deficit) equity:
Community Health Systems, Inc. stockholders’ (deficit) equity:
Common stock	1	-	-	-	-	1
Additional paid-in capital	2,008	(487)	198	(1,008)	1,297	2,008
Accumulated other comprehensive (loss) income	(9)	(9)	(11)	1	19	(9)
(Accumulated deficit) retained earnings	(4,218)	(1,644)	37	(2,328)	3,935	(4,218)

Total Community Health Systems, Inc. stockholders’ (deficit) equity	(2,218)	(2,140)	224	(3,335)	5,251	(2,218)
Noncontrolling interests in equity of consolidated subsidiaries	-	-	-	77	-	77

Total (deficit) equity	(2,218)	(2,140)	224	(3,258)	5,251	(2,141)

Total liabilities and (deficit) equity	$82	$33,697	$28,574	$12,050	$(58,794)	$15,609

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Balance Sheet

December 31, 2018

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$-	$-	$132	$64	$-	$196
Patient accounts receivable	-	-	1,844	508	-	2,352
Supplies	-	-	269	133	-	402
Prepaid income taxes	3	-	-	-	-	3
Prepaid expenses and taxes	-	-	134	62	-	196
Other current assets	-	-	84	316	-	400

Total current assets	3	-	2,463	1,083	-	3,549

Intercompany receivable	-	12,615	4,882	6,358	(23,855)	-

Property and equipment, net	-	-	4,371	1,768	-	6,139

Goodwill	-	-	2,704	1,855	-	4,559

Deferred income taxes	69	-	-	-	-	69

Other assets, net	-	25	796	722	-	1,543

Net investment in subsidiaries	-	20,742	11,784	-	(32,526)	-

Total assets	$72	$33,382	$27,000	$11,786	$(56,381)	$15,859

LIABILITIES AND (DEFICIT) EQUITY
Current liabilities:
Current maturities of long-term debt	$-	$155	$22	$27	$-	$204
Accounts payable	-	-	574	313	-	887
Accrued interest	-	205	-	1	-	206
Accrued liabilities	-	1	531	563	-	1,095

Total current liabilities	-	361	1,127	904	-	2,392

Long-term debt	-	13,167	151	74	-	13,392

Intercompany payable	1,572	21,318	24,901	13,085	(60,876)	-

Deferred income taxes	26	-	-	-	-	26

Other long-term liabilities	9	2	619	378	-	1,008

Total liabilities	1,607	34,848	26,798	14,441	(60,876)	16,818

Redeemable noncontrolling interests in equity of consolidated subsidiaries	-	-	-	504	-	504

(Deficit) equity:
Community Health Systems, Inc. stockholders’ (deficit) equity:
Common stock	1	-	-	-	-	1
Additional paid-in capital	2,017	(329)	193	(985)	1,121	2,017
Accumulated other comprehensive loss	(10)	(10)	(11)	(3)	24	(10)
(Accumulated deficit) retained earnings	(3,543)	(1,127)	20	(2,243)	3,350	(3,543)

Total Community Health Systems, Inc. stockholders’ (deficit) equity	(1,535)	(1,466)	202	(3,231)	4,495	(1,535)
Noncontrolling interests in equity of consolidated subsidiaries	-	-	-	72	-	72

Total (deficit) equity	(1,535)	(1,466)	202	(3,159)	4,495	(1,463)

Total liabilities and (deficit) equity	$72	$33,382	$27,000	$11,786	$(56,381)	$15,859

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2019

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
Net cash (used in) provided by operating activities	$(4)	$(348)	$600	$137	$-	$385

Cash flows from investing activities:
Acquisitions of facilities and other related businesses	-	-	(6)	(7)	-	(13)
Purchases of property and equipment	-	-	(366)	(72)	-	(438)
Proceeds from disposition of hospitals and other ancillary operations	-	18	30	556	-	604
Proceeds from sale of property and equipment	-	-	1	2	-	3
Purchases of available-for-sale debt securities and equity securities	-	-	(19)	(61)	-	(80)
Proceeds from sales of available-for-sale debt securities and equity securities	-	-	31	61	-	92
Increase in other investments	-	-	(123)	(47)	-	(170)

Net cash provided by (used in) investing activities	-	18	(452)	432	-	(2)

Cash flows from financing activities:
Repurchase of restricted stock shares for payroll tax withholding requirements	(1)	-	-	-	-	(1)
Deferred financing costs and other debt-related costs	-	(46)	-	-	-	(46)
Proceeds from noncontrolling investors in joint ventures	-	-	-	10	-	10
Redemption of noncontrolling investments in joint ventures	-	-	-	(11)	-	(11)
Distributions to noncontrolling investors in joint ventures	-	-	-	(99)	-	(99)
Proceeds from sale-lease back	-	-	60	-	-	60
Changes in intercompany balances with affiliates, net	5	619	(189)	(435)	-	-
Borrowings under credit agreements	-	-	36	1	-	37
Issuance of long-term debt	-	3,042	-	-	-	3,042
Proceeds from ABL Facility	-	202	-	-	-	202
Repayments of long-term indebtedness	-	(3,487)	(45)	(25)	-	(3,557)

Net cash provided by (used in) financing activities	4	330	(138)	(559)	-	(363)

Net change in cash and cash equivalents	-	-	10	10	-	20
Cash and cash equivalents at beginning of period	-	-	132	64	-	196

Cash and cash equivalents at end of period	$-	$-	$142	$74	$-	$216

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2018

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
Net cash provided by (used in) operating activities	$40	$(409)	$560	$83	$-	$274

Cash flows from investing activities:
Acquisitions of facilities and other related businesses	-	-	(3)	(23)	-	(26)
Purchases of property and equipment	-	-	(408)	(119)	-	(527)
Proceeds from disposition of hospitals and other ancillary operations	-	-	1	404	-	405
Proceeds from sale of property and equipment	-	-	5	3	-	8
Purchases of available-for-sale debt securities and equity securities	-	-	(54)	(24)	-	(78)
Proceeds from sales of available-for-sale debt securities and equity securities	-	-	79	35	-	114
Increase in other investments	-	(7)	(112)	(22)	-	(141)

Net cash (used in) provided by investing activities	-	(7)	(492)	254	-	(245)

Cash flows from financing activities:
Repurchase of restricted stock shares for payroll tax withholding requirements	(1)	-	-	-	-	(1)
Deferred financing costs and other debt-related costs	-	(96)	-	-	-	(96)
Proceeds from noncontrolling investors in joint ventures	-	-	-	3	-	3
Redemption of noncontrolling investments in joint ventures	-	-	-	(31)	-	(31)
Distributions to noncontrolling investors in joint ventures	-	-	-	(96)	-	(96)
Changes in intercompany balances with affiliates, net	(39)	99	176	(236)	-	-
Borrowings under credit agreements	-	-	28	-	-	28
Issuance of long-term debt	-	1,033	-	-	-	1,033
Proceeds from ABL Facility	-	748	49	-	-	797
Repayments of long-term indebtedness	-	(1,368)	(655)	(10)	-	(2,033)

Net cash (used in) provided by financing activities	(40)	416	(402)	(370)	-	(396)

Net change in cash and cash equivalents	-	-	(334)	(33)	-	(367)
Cash and cash equivalents at beginning of period	-	-	466	97	-	563

Cash and cash equivalents at end of period	$-	$-	$132	$64	$-	$196

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2017

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)
Net cash (used in) provided by operating activities	$(12)	$(317)	$431	$671	$-	$773

Cash flows from investing activities:
Acquisitions of facilities and other related businesses	-	-	(1)	(5)	-	(6)
Purchases of property and equipment	-	-	(356)	(208)	-	(564)
Proceeds from disposition of hospitals and other ancillary operations	-	-	122	1,570	-	1,692
Proceeds from sale of property and equipment	-	-	3	4	-	7
Purchases of available-for-sale debt securities and equity securities	-	-	(91)	(34)	-	(125)
Proceeds from sales of available-for-sale debt securities and equity securities	-	-	172	36	-	208
Increase in other investments	-	-	(100)	(43)	-	(143)

Net cash (used in) provided by investing activities	-	-	(251)	1,320	-	1,069

Cash flows from financing activities:
Repurchase of restricted stock shares for payroll tax withholding requirements	(5)	-	-	-	-	(5)
Deferred financing costs and other debt-related costs	-	(65)	(1)	-	-	(66)
Proceeds from noncontrolling investors in joint ventures	-	-	-	5	-	5
Redemption of noncontrolling investments in joint ventures	-	-	-	(6)	-	(6)
Distributions to noncontrolling investors in joint ventures	-	-	-	(100)	-	(100)
Changes in intercompany balances with affiliates, net	17	1,565	331	(1,913)	-	-
Borrowings under credit agreements	-	795	30	16	-	841
Issuance of long-term debt	-	3,100	-	-	-	3,100
Proceeds from ABL Facility	-	-	105	-	-	105
Repayments of long-term indebtedness	-	(5,078)	(285)	(28)	-	(5,391)

Net cash provided by (used in) financing activities	12	317	180	(2,026)	-	(1,517)

Net change in cash and cash equivalents	-	-	360	(35)	-	325
Cash and cash equivalents at beginning of period	-	-	106	132	-	238

Cash and cash equivalents at end of period	$-	$-	$466	$97	$-	$563

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

Management’s report on internal control over financial reporting is included herein at page 171.

The attestation report from Deloitte & Touche LLP, our independent registered public accounting firm, on our internal control over financial reporting is included herein at page 172.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. We have concluded that our internal control over financial reporting was effective as of December 31, 2019, based on these criteria.

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

To the Stockholders and the Board of Directors of

Community Health Systems, Inc.

Franklin, Tennessee

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Community Health Systems, Inc., and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2019, of the Company and our reports dated February 20, 2020, expressed an unqualified opinion on those financial statements and schedule and included an explanatory paragraph regarding the Company’s adoption of Accounting Standards Codification Topic 842, “Leases”.

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

February 20, 2020

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Company has adopted a Code of Conduct that is applicable to all members of the Board of Directors and our officers, as well as employees of our subsidiaries. A copy of the current version of our Code of Conduct is available in the Company-Overview – Corporate Governance section of our internet website at www.chs.net/company-overview/corporate-governance. A copy of the Code of Conduct is also available in print, free of charge, to any stockholder who requests it by writing to Community Health Systems, Inc., Investor Relations, at 4000 Meridian Boulevard, Franklin, TN 37067. The Company intends to post amendments to or waivers, if any, from its Code of Conduct at this location on its website, in each case to the extent such amendment or waiver would otherwise require the filing of a Current Report on Form 8-K pursuant to Item 5.05 thereof.

The committee report of the Audit and Compliance Committee of the Board of Directors is presented below. The other information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Stockholders of the Company scheduled to be held on May 12, 2020, under “General Information,” “Members of the Board of Directors,” “Information About our Executive Officers,” and, if applicable, “Delinquent Section 16(a) Reports.”

AUDIT AND COMPLIANCE COMMITTEE REPORT

The Audit and Compliance Committee of the Board of Directors of the Company is composed of four directors, each of whom is “independent” as defined by the applicable listing standards of the New York Stock Exchange and Section 10A-3 of the Exchange Act. All of our Audit and Compliance Committee members meet the Securities and Exchange Commission definition of “audit committee financial expert.” The Audit and Compliance Committee operates under a written charter adopted by the Board of Directors, which is posted on our corporate website (www.chs.net) and which is reviewed by the Committee annually, in conjunction with the Committee’s annual self-evaluation. The Company’s management is responsible for its internal controls and the financial reporting process. Our independent registered public accounting firm, Deloitte & Touche LLP, is responsible for performing an independent audit of our consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States) and to issue its reports thereon. The Audit and Compliance Committee is responsible for, among other things, monitoring and overseeing these processes, and recommending to the Board of Directors: (i) that the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K; and (ii) the selection of the independent registered public accounting firm to audit the consolidated financial statements of the Company.

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

Based on the Audit and Compliance Committee’s discussions with management and the independent registered public accounting firm and the Audit and Compliance Committee’s review of the representations of management and the materials it received from the independent registered public accounting firm as described above, the Audit and Compliance Committee recommended to the Board of Directors that the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 for filing with the SEC.

This report is respectfully submitted by the Audit and Compliance Committee of the Board of Directors.

THE AUDIT AND COMPLIANCE COMMITTEE

John A. Clerico

Michael Dinkins

James S. Ely III, Chair

Elizabeth T. Hirsch

H. James Williams, Ph.D.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Stockholders of the Company scheduled to be held on May 12, 2020 under “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Non-Management Director Compensation,” and “Compensation Committee Report.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Stockholders of the Company scheduled to be held on May 12, 2020 under “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Stockholders of the Company scheduled to be held on May 12, 2020 under “General Information” and “Relationships and Certain Transactions Between the Company and Its Officers, Directors and 5% Beneficial Owners and Their Family Members.”

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Stockholders of the Company scheduled to be held on May 12, 2020 under “Fees Paid to Auditors” and “Pre-Approval of Audit and Non-Audit Services.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Item 15(a) 1. Financial Statements

Reference is made to the index of financial statements and supplementary data under Item 8 in Part II.

Item 15(a) 2. Financial Statement Schedules

The following financial statement schedule is filed as part of this Form 10-K at page 194 hereof:

Schedule II – Valuation and Qualifying Accounts

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

Item 15(a) 3. Exhibits

The following exhibits are either filed with this Report or incorporated herein by reference.

No.	Description

2.1	Agreement and Plan of Merger, dated as of July 29, 2013, by and among Health Management Associates, Inc., Community Health Systems, Inc. and FWCT-2 Acquisition Corporation (incorporated by reference to Exhibit 2.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 30, 2013 (No. 001-15925))

2.2	Amendment and Consent to Agreement and Plan of Merger, dated as of September 24, 2013, by and among Health Management Associates, Inc., Community Health Systems, Inc. and FWCT-2 Acquisition Corporation (incorporated by reference to Exhibit 2.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed September 25, 2013 (No. 001-15925))

2.3	Separation and Distribution Agreement, dated April 29, 2016, by and between Community Health Systems, Inc. and Quorum Health Corporation (incorporated by reference to Exhibit 2.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed May 2, 2016 (No. 001-15925))

2.4	Tax Matters Agreement, dated April 29, 2016, by and between Community Health Systems, Inc. and Quorum Health Corporation (incorporated by reference to Exhibit 2.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed May 2, 2016 (No. 001-15925))

2.5	Employee Matters Agreement, dated April 29, 2016, by and between Community Health Systems, Inc. and Quorum Health Corporation (incorporated by reference to Exhibit 2.3 to Community Health Systems, Inc.’s Current Report on Form 8-K filed May 2, 2016 (No. 001-15925))

2.6	Amendment to the Employee Matters Agreement, effective as of April 29, 2016, by and between Community Health Systems, Inc. and Quorum Health Corporation (incorporated by reference to Exhibit 2.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 filed November 2, 2016 (No. 001-15925))

3.1	Form of Restated Certificate of Incorporation of Community Health Systems, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to Community Health Systems, Inc.’s Registration Statement on Form S-1/A filed June 8, 2000 (No. 333-31790))

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Community Health Systems, Inc., dated May 18, 2010 (incorporated by reference to Exhibit 3.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed May 20, 2010 (No. 001-15925))

No.	Description

3.3	Amended and Restated By-laws of Community Health Systems, Inc. (as of December 7, 2016) (incorporated by reference to Exhibit 3.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed December 12, 2016 (No. 001-15925))

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed May 7, 2014 (No. 001-15925))

4.2*	Description of Community Health Systems, Inc.’s Common Stock

4.3	Secured Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2021, dated as of January 27, 2014, by and among FWCT-2 Escrow Corporation, Regions Bank, as Trustee, and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 28, 2014 (No. 001-15925))

4.4	Form of 5.125% Senior Secured Note due 2021 (included in Exhibit 4.3)

4.5	Secured Notes Registration Rights Agreement, dated as of January 27, 2014, by and among FWCT-2 Escrow Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse Securities (USA) LLC, each as a representative of the initial purchasers (incorporated by reference to Exhibit 4.5 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 28, 2014 (No. 001-15925))

4.6	Secured Notes Registration Rights Agreement Joinder, dated as of January 27, 2014, by and among CHS/Community Health Systems, Inc., the subsidiaries party thereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse Securities (USA) LLC, each as a representative of the initial purchasers thereto (incorporated by reference to Exhibit 4.7 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 28, 2014 (No. 001-15925))

4.7	First Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2021, dated as of January 27, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee, and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 28, 2014 (No. 001-15925))

4.8	Second Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2021, dated as of June 30, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse, AG, as Collateral Agent (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed August 1, 2014 (No. 001-15925))

4.9	Third Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2021, dated as of December 1, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.41 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014 filed February 25, 2015 (No. 001-15925))

4.10	Fourth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2021, dated as of March 31, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed May 6, 2015 (No. 001-15925))

No.	Description

4.11	Fifth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2021, dated as of June 30, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed August 4, 2015 (No. 001-15925))

4.12	Sixth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2021, dated as of September 30, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed November 3, 2015 (No. 001-15925))

4.13	Seventh Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2021, dated as of December 31, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.54 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015 filed February 17, 2016 (No. 001-15925))

4.14	Eighth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2021, dated as of March 31, 2016, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed May 3, 2016 (No. 001-15925))

4.15	Ninth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2021, dated as of September 30, 2016, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 filed November 2, 2016 (No. 001-15925))

4.16	Tenth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2021, dated as of April 12, 2018, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.3 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed May 2, 2018 (No. 001-15925))

4.17	Eleventh Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2021, dated as of October 3, 2018, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.3 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 filed October 30, 2018 (No. 001-15925))

4.18	Twelfth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2021, dated as of March 31, 2019, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.3 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 filed May 1, 2019 (No. 001-15925))

No.	Description

4.19	Thirteenth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2021, dated as of July 1, 2019, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.3 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 filed October 30, 2019 (No. 001-15925))

4.20	Fourteenth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2021, dated as of September 27, 2019, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.12 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 filed October 30, 2019 (No. 001-15925))

4.21	Senior Notes Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Notes due 2022, dated as of January 27, 2014, by and among FWCT-2 Escrow Corporation and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.3 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 28, 2014 (No. 001-15925))

4.22	Form of 6.875% Senior Note due 2022 (included in Exhibit 4.21)

4.23	Unsecured Notes Registration Rights Agreement, dated as of January 27, 2014, by and among FWCT-2 Escrow Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse Securities (USA) LLC, each as a representative of the initial purchasers (incorporated by reference to Exhibit 4.6 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 28, 2014 (No. 001-15925))

4.24	Unsecured Notes Registration Rights Agreement Joinder, dated as of January 27, 2014, by and among CHS/Community Health Systems, Inc., the subsidiaries party thereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse Securities (USA) LLC, each as a representative of the initial purchasers (incorporated by reference to Exhibit 4.8 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 28, 2014 (No. 001-15925))

4.25	First Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Notes due 2022, dated as of January 27, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 28, 2014 (No. 001-15925))

4.26	Second Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Notes due 2022, dated as of June 30, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.5 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed August 1, 2014 (No. 001-15925))

4.27	Third Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Notes due 2022, dated as of December 1, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.46 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014 filed February 25, 2015 (No. 001-15925))

4.28	Fourth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Notes due 2022, dated as of March 31, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.5 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed May 6, 2015 (No. 001-15925))

No.	Description

4.29	Fifth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Notes due 2022, dated as of June 30, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.5 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed August 4, 2015 (No. 001-15925))

4.30	Sixth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Notes due 2022, dated as of September 30, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.5 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed November 3, 2015 (No. 001-15925))

4.31	Seventh Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Notes due 2022, dated as of December 31, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.63 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015 filed February 17, 2016 (No. 001-15925))

4.32	Eighth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Notes due 2022, dated as of March 31, 2016, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.5 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed May 3, 2016 (No. 001-15925))

4.33	Ninth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Notes due 2022, dated as of September 30, 2016, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.5 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 filed November 2, 2016 (No. 001-15925))

4.34	Tenth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Notes due 2022, dated as of April 12, 2018, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed May 2, 2018 (No. 001-15925))

4.35	Eleventh Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Notes due 2022, dated as of October 3, 2018, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 filed October 30, 2018 (No. 001-15925))

4.36	Twelfth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Notes due 2022, dated as of March 31, 2019, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 filed May 1, 2019 (No. 001-15925))

4.37	Thirteenth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Notes due 2022, dated as of July 1, 2019, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 filed October 30, 2019 (No. 001-15925))

No.	Description

4.38	Fourteenth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Notes due 2022, dated as of September 27, 2019, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.13 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 filed October 30, 2019 (No. 001-15925))

4.39	Senior Secured Notes Indenture relating to CHS/Community Health Systems, Inc.’s 6.250% Senior Secured Notes due 2023, dated as of March 16, 2017, by and among CHS/Community Health Systems, Inc. and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed March 16, 2017 (No. 001-15925))

4.40	Form of 6.250% Senior Secured Note due 2023 (included in Exhibit 4.39)

4.41	First Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.250% Senior Secured Notes due 2023, dated March 16, 2017, by and among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the Guarantors party thereto, Regions Bank, as Trustee, and Credit Suisse AG, as collateral agent (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed March 16, 2017 (No. 001-15925))

4.42	Second Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.250% Senior Secured Notes due 2023, dated May 12, 2017, by and among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the Guarantors party thereto, Regions Bank, as Trustee, and Credit Suisse AG, as collateral agent (incorporated by reference to Exhibit 4.3 to Community Health Systems, Inc.’s Current Report on Form 8-K filed May 12, 2017 (No. 001-15925))

4.43	Third Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.250% Senior Secured Notes due 2023, dated as of April 12, 2018, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.5 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed May 2, 2018 (No. 001-15925))

4.44	Fourth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.250% Senior Secured Notes due 2023, dated as of October 3, 2018, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.5 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 filed October 30, 2018 (No. 001-15925))

4.45	Fifth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.250% Senior Secured Notes due 2023, dated as of March 31, 2019, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.5 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 filed May 1, 2019 (No. 001-15925))

4.46	Sixth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.250% Senior Secured Notes due 2023, dated as of July 1, 2019, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.5 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 filed October 30, 2019 (No. 001-15925))

No.	Description

4.47	Seventh Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.250% Senior Secured Notes due 2023, dated as of September 27, 2019, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.14 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 filed October 30, 2019 (No. 001-15925))

4.48	Indenture, dated as of June 22, 2018, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and as Junior-Priority Collateral Agent, relating to the 9.875% Junior-Priority Secured Notes due 2023 (incorporated by reference to Exhibit 4.01 to Community Health Systems, Inc.’s Current Report on Form 8-K filed June 25, 2018 (No. 001-15925))

4.49	Form of 9.875% Junior-Priority Secured Note due 2023 (included in Exhibit 4.48)

4.50	First Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 9.875% Junior-Priority Secured Notes due 2023, dated as of October 3, 2018, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, and Regions Bank, as Trustee and as Junior-Priority Collateral Agent (incorporated by reference to Exhibit 4.6 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 filed October 30, 2018 (No. 001-15925))

4.51	Second Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 9.875% Junior-Priority Secured Notes due 2023, dated as of March 31, 2019, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, and Regions Bank, as Trustee and as Junior-Priority Collateral Agent (incorporated by reference to Exhibit 4.6 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 filed May 1, 2019 (No. 001-15925))

4.52	Third Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 9.875% Junior-Priority Secured Notes due 2023, dated as of July 1, 2019, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, and Regions Bank, as Trustee and as Junior-Priority Collateral Agent (incorporated by reference to Exhibit 4.6 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 filed October 30, 2019 (No. 001-15925))

4.53	Fourth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 9.875% Junior-Priority Secured Notes due 2023, dated as of September 27, 2019, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, and Regions Bank, as Trustee and as Junior-Priority Collateral Agent (incorporated by reference to Exhibit 4.15 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 filed October 30, 2019 (No. 001-15925))

4.54	Indenture, dated as of June 22, 2018, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and as Junior-Priority Collateral Agent, relating to the 8.125% Junior-Priority Secured Notes due 2024 (incorporated by reference to Exhibit 4.02 to Community Health Systems, Inc.’s Current Report on Form 8-K filed June 25, 2018 (No. 001-15925))

4.55	Form of 8.125% Junior-Priority Secured Note due 2024 (included in Exhibit 4.54)

No.	Description

4.56	First Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.125% Junior-Priority Secured Notes due 2024, dated as of October 3, 2018, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, and Regions Bank, as Trustee and as Junior-Priority Collateral Agent (incorporated by reference to Exhibit 4.7 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 filed October 30, 2018 (No. 001-15925))

4.57	Second Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.125% Junior-Priority Secured Notes due 2024, dated as of March 31, 2019, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, and Regions Bank, as Trustee and as Junior-Priority Collateral Agent (incorporated by reference to Exhibit 4.7 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 filed May 1, 2019 (No. 001-15925))

4.58	Third Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.125% Junior-Priority Secured Notes due 2024, dated as of July 1, 2019, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, and Regions Bank, as Trustee and as Junior-Priority Collateral Agent (incorporated by reference to Exhibit 4.7 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 filed October 30, 2019 (No. 001-15925))

4.59	Fourth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.125% Junior-Priority Secured Notes due 2024, dated as of September 27, 2019, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, and Regions Bank, as Trustee and as Junior-Priority Collateral Agent (incorporated by reference to Exhibit 4.16 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 filed October 30, 2019 (No. 001-15925))

4.60	Indenture, dated as of July 6, 2018, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as trustee, and Credit Suisse AG, as collateral agent, relating to the 8.625% Senior Secured Notes due 2024 (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 6, 2018 (No. 001-15925))

4.61	Form of 8.625% Senior Secured Note due 2024 (included in Exhibit 4.60)

4.62	First Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.625% Senior Secured Notes due 2024, dated as of October 3, 2018, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.8 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 filed October 30, 2018 (No. 001-15925))

4.63	Second Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.625% Senior Secured Notes due 2024, dated as of March 31, 2019, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.8 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 filed May 1, 2019 (No. 001-15925))

4.64	Third Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.625% Senior Secured Notes due 2024, dated as of July 1, 2019, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.8 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 filed October 30, 2019 (No. 001-15925))

No.	Description

4.65	Fourth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.625% Senior Secured Notes due 2024, dated as of September 27, 2019, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.17 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 filed October 30, 2019 (No. 001-15925))

4.66	Indenture, dated as of March 6, 2019, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as trustee, and Credit Suisse AG, as Collateral Agent, relating to the 8.000% Senior Secured Notes due 2026 (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed March 6, 2019 (No. 001-15925))

4.67	Form of 8.000% Senior Secured Note due 2026 (included in Exhibit 4.66)

4.68	First Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Secured Notes due 2026, dated as of March 31, 2019, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.10 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 filed May 1, 2019 (No. 001-15925))

4.69	Second Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Secured Notes due 2026, dated as of July 1, 2019, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.9 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 filed October 30, 2019 (No. 001-15925))

4.70	Third Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Secured Notes due 2026, dated as of September 27, 2019, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.18 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 filed October 30, 2019 (No. 001-15925))

4.71	Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Secured Notes due 2026, dated as of November 19, 2019, by and among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.’s Current Report on Form 8-K filed November 19, 2019 (No. 001-15925))

4.72	Indenture, dated as of November 19, 2019, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee, and Credit Suisse AG, as Collateral Agent, relating to the 8.000% Senior Secured Notes due 2027 (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed November 19, 2019 (No. 001-15925))

4.73	Form of 8.000% Senior Secured Note due 2027 (included in Exhibit 4.72)

4.74	Indenture, dated as of November 19, 2019, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the guarantors party thereto, and Regions Bank, as Trustee, relating to the 6.875% Senior Unsecured Notes due 2028 (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed November 19, 2019 (No. 001-15925))

No.	Description

4.75	Form of 6.875% Senior Unsecured Note due 2028 (included in Exhibit 4.74)

4.76	Indenture, dated as of February 6, 2020, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee, and Credit Suisse AG, as Collateral Agent, relating to the 6.625% Senior Secured Notes due 2025 (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed February 6, 2020 (No. 001-15925))

4.77	Form of 6.625% Senior Secured Note due 2025 (included in Exhibit 4.76)

4.78	First Lien Intercreditor Agreement, dated as of August 17, 2012, among Credit Suisse AG, as Collateral Agent, Credit Suisse AG, as authorized representative, Regions Bank, as Trustee and authorized representative, and the additional authorized representatives party thereto (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed November 1, 2012 (No. 001-15925))

4.79	Amended and Restated ABL Intercreditor Agreement, dated as of June 22, 2018, among JPMorgan Chase Bank, N.A., as ABL Agent, Credit Suisse AG, as Senior-Priority Collateral Agent, Credit Suisse AG, as Senior-Priority Non-ABL Loan Agent, Regions Bank, as 2021 Secured Notes Trustee, 2023 Secured Notes Trustee, 2024 Secured Notes Trustee, 2025 Secured Notes Trustee, 2026 Secured Notes Trustee, 2027 Secured Notes Trustee, Junior-Priority Collateral Agent, 2023 Junior-Priority Secured Notes Trustee and 2024 Junior-Priority Secured Notes Trustee, CHS/Community Health Systems, Inc., Community Health Systems, Inc., the subsidiary guarantors party thereto and each additional agent from time to time party thereto (incorporated by reference to Exhibit 4.04 to Community Health Systems, Inc.’s Current Report on Form 8-K filed June 25, 2018 (No. 001-15925))

4.80	Junior-Priority Collateral Agreement, dated as of June 22, 2018, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the subsidiaries party thereto and Regions Bank, as junior-priority collateral agent (incorporated by reference to Exhibit 4.03 to Community Health Systems, Inc.’s Current Report on Form 8-K filed June 25, 2018 (No. 001-15925))

4.81	Senior-Junior Lien Intercreditor Agreement, dated as of June 22, 2018, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the subsidiaries party thereto, Credit Suisse AG, Cayman Islands Branch, as initial Senior-Priority Collateral Agent, Regions Bank, as initial Junior-Priority Collateral Agent and each additional agent from time to time party thereto (incorporated by reference to Exhibit 4.05 to Community Health Systems, Inc.’s Current Report on Form 8-K filed June 25, 2018 (No. 001-15925))

4.82	Junior-Priority Lien Pari Passu Intercreditor Agreement, dated as of June 22, 2018, among Regions Bank, as Collateral Agent, Regions Bank, in its capacity as Trustee under the 2023 Notes Indenture, Regions Bank, in its capacity as Trustee under the 2024 Notes Indenture and each additional authorized representative from time to time party thereto (incorporated by reference to Exhibit 4.06 to Community Health Systems, Inc.’s Current Report on Form 8-K filed June 25, 2018 (No. 001-15925))

10.1	Second Amended and Restated Guarantee and Collateral Agreement, dated as of July 25, 2007, as amended and restated as of November 5, 2010, as further amended as of August 17, 2012, and as further amended and restated as of November 19, 2019, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the subsidiary guarantors party thereto and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.5 to Community Health Systems, Inc.’s Current Report on Form 8-K filed November 19, 2019 (No. 001-15925))

No.	Description

10.2	ABL Credit Agreement, dated as of April 3, 2018, among CHS/Community Health Systems, Inc., as the Borrower, Community Health Systems, Inc., as the Parent, the subsidiaries of the Borrower party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed April 3, 2018 (No. 001-15925))

10.3	Amendment No. 1 to ABL Credit Agreement, dated as of May 3, 2018, among CHS/Community Health Systems, Inc., as the Borrower, Community Health Systems, Inc., as the Parent, the subsidiaries of the Borrower party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.4 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed July 27, 2018 (No. 001-15925))

10.4*	Amendment No. 2 to ABL Credit Agreement, dated as of November 12, 2019, among CHS/Community Health Systems, Inc., as the Borrower, Community Health Systems, Inc., as the Parent, the subsidiaries of the Borrower party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent

10.5	Guarantee and Collateral Agreement to ABL Credit Agreement, dated as of April 3, 2018, among CHS/Community Health Systems, Inc., as the Borrower, Community Health Systems, Inc., as the Parent, the subsidiaries of the Borrower party thereto, and JPMorgan Chase Bank, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.4 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed May 2, 2018 (No. 001-15925))

10.6†	Form of Indemnification Agreement between Community Health Systems, Inc. and its directors and executive officers (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to Community Health Systems, Inc.’s Registration Statement on Form S-1/A filed May 2, 2000 (No. 333-31790))

10.7†	CHS/Community Health Systems, Inc. Amended and Restated Supplemental Executive Retirement Plan, as amended and restated as of January 1, 2009 (incorporated by reference to Exhibit 10.13 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

10.8†	Amendment No. 1, dated as of September 13, 2011, to the CHS/Community Health Systems, Inc. Amended and Restated Supplemental Executive Retirement Plan, as amended and restated as of January 1, 2009 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed October 28, 2011 (No. 001-15925))

10.9†	Amendment No. 2, dated as of January 1, 2014, to the CHS/Community Health Systems, Inc. Amended and Restated Supplemental Executive Retirement Plan, as amended and restated as of January 1, 2009 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed May 7, 2014 (No. 001-15925))

10.10†	CHS/Community Health Systems, Inc. 2018 Supplemental Executive Retirement Plan, executed on May 15, 2018 and effective January 1, 2018 (incorporated by reference to Exhibit 10.5 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed July 27, 2018 (No. 001-15925))

10.11†	Supplemental Executive Retirement Plan Trust, dated June 1, 2005, by and between CHS/Community Health Systems, Inc., as grantor, and Wachovia Bank, N.A., as Trustee (incorporated by reference to Exhibit 10.3 to Community Health Systems, Inc.’s Current Report on Form 8-K filed June 1, 2005 (No. 001-15925))

No.	Description

10.12†*	Community Health Systems Supplemental Executive Benefits, dated December 31, 2008, as amended and restated as of April 1, 2015 and December 11, 2019

10.13†	CHS/Community Health Systems, Inc. Deferred Compensation Plan, amended and restated effective January 1, 2014 (incorporated by reference to Exhibit 10.25 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 filed February 26, 2014 (No. 001-15925))

10.14†	Community Health Systems Deferred Compensation Plan Trust, amended and restated effective February 26, 1999 (incorporated by reference to Exhibit 10.18 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 filed March 27, 2003 (No. 001-15925))

10.15†	CHS NQDCP, effective as of September 1, 2009 (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Registration Statement on Form S-8 filed December 11, 2009 (No. 333-163691))

10.16†	CHS NQDCP Adoption Agreement, executed as of August 11, 2009 (incorporated by reference to Exhibit 4.3 to Community Health Systems, Inc.’s Registration Statement on Form S-8 filed December 11, 2009 (No. 333-163691))

10.17†	Guarantee, dated December 9, 2009, made by Community Health Systems, Inc. in favor of CHS/Community Health Systems, Inc. with respect to CHS/Community Health Systems, Inc.’s payment obligations under the CHS/Community Health Systems, Inc. Deferred Compensation Plan and the NQDCP (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.’s Registration Statement on Form S-8 filed December 11, 2009 (No. 333-163691))

10.18†	Community Health Systems, Inc. 2019 Employee Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed February 22, 2019 (No. 001-15925))

10.19†	Community Health Systems, Inc. Directors’ Fees Deferral Plan, as amended and restated as of December 10, 2008 (incorporated by reference to Exhibit 10.15 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

10.20†	Community Health Systems, Inc. 2000 Stock Option and Award Plan, as amended and restated as of March 20, 2013 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed July 31, 2013 (No. 001-15925))

10.21†	Form of Nonqualified Stock Option Agreement (Employee) for Community Health Systems, Inc. 2000 Stock Option and Award Plan (incorporated by reference to Exhibit 10.15 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009 filed February 26, 2010 (No. 001-15925))

10.22†	Community Health Systems, Inc. 2009 Stock Option and Award Plan, as amended and restated as of March 14, 2018 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed May 15, 2018 (No. 001-15925))

10.23†	Form of Nonqualified Stock Option Agreement (Employee) for Community Health Systems, Inc. 2009 Stock Option and Award Plan (incorporated by reference to Exhibit 10.39 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 filed February 26, 2014 (No. 001-15925))

No.	Description

10.24†	Form of Restricted Stock Award Agreement for Community Health Systems, Inc. 2009 Stock Option and Award Plan (incorporated by reference to Exhibit 10.3 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed July 31, 2013 (No. 001-15925))

10.25†	Form of Performance Based Restricted Stock Award Agreement (Most Highly Compensated Executive Officers) for Community Health Systems, Inc. 2009 Stock Option and Award Plan (for awards granted from March 1, 2016 through February 28, 2017) (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed May 3, 2016 (No. 001-15925))

10.26†	Form of Performance Based Restricted Stock Award Agreement (Senior Officers) for Community Health Systems, Inc. 2009 Stock Option and Award Plan (for awards granted from March 1, 2017 through February 28, 2018) (incorporated by reference to Exhibit 10.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 filed May 2, 2017 (No. 001-15925))

10.27†	Form of Performance Based Restricted Stock Award Agreement (Senior Officers) for Community Health Systems, Inc. 2009 Stock Option and Award Plan (for awards granted beginning March 1, 2018) (incorporated by reference to Exhibit 10.46 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017 filed February 28, 2018 (No. 001-15925))

10.28†	Form of Director Restricted Stock Unit Award Agreement for Community Health Systems, Inc. 2009 Stock Option and Award Plan (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 filed October 30, 2019 (No. 001-15925))

10.29†	Form of Amended and Restated Change in Control Severance Agreement effective December 31, 2008 (incorporated by reference to Exhibit 10.22 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

10.30†	Form of Change in Control Severance Agreement (for executive officers appointed since January 1, 2009) (incorporated by reference to Exhibit 10.3 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed May 7, 2014 (No. 001-15925))

10.31	Participation Agreement entered into as of January 1, 2005, by and between Community Health Systems Professional Services Corporation and HealthTrust Purchasing Group, L.P. (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 7, 2005 (No. 001-15925))

10.32	Amendment effective as of January 1, 2015, by and between CHSPSC, LLC and HealthTrust Purchasing Group, L.P., to Participation Agreement entered into as of January 1, 2005, by and between Community Health Systems Professional Services Corporation and HealthTrust Purchasing Group, L.P. (incorporated by reference to Exhibit 10.36 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014 filed February 25, 2015 (No. 001-15925))

10.33†	Consultancy Agreement, dated December 31, 2019, by and between CHSPSC, LLC and Thomas J. Aaron (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 2, 2020 (No. 001-15925))

10.34†*	Executive Deferred Compensation Award between Kevin Hammons and CHSPSC, LLC, dated December 12, 2017

No.	Description

10.35†	Executive Deferred Compensation Award between Dr. Lynn Simon and CHSPSC, LLC, dated December 12, 2017 (incorporated by reference to Exhibit 10.54 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017 filed February 28, 2018 (No. 001-15925))

21*	List of Subsidiaries

23.1*	Consent of Deloitte & Touche LLP

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Corporate Integrity Agreement, Amended, dated September 21, 2018, between Community Health Systems, Inc. and the Office of Inspector General of the United States Department of Health and Human Services (incorporated by reference to Exhibit 99.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 filed October 30, 2018 (No. 001-15925))

99.2	Order Approving Derivative Settlement and Order of Dismissal with Prejudice, dated January 17, 2017 and Stipulation of Settlement, dated November 18, 2016 (incorporated by reference to Exhibit 99.2 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016 filed February 21, 2017 (No. 001-15925))

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.
†	Indicates a management contract or compensatory plan or arrangement

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY HEALTH SYSTEMS, INC.

By:	/s/ Wayne T. Smith
Wayne T. Smith
Chairman of the Board and Chief Executive Officer

Date: February 20, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Wayne T. Smith Wayne T. Smith	Chairman of the Board and Chief Executive Officer	February 20, 2020

/s/ Kevin J. Hammons Kevin J. Hammons	Executive Vice President and Chief Financial Officer	February 20, 2020

/s/ Jason K. Johnson Jason K. Johnson	Senior Vice President and Chief Accounting Officer	February 20, 2020

/s/ Tim L. Hingtgen Tim L. Hingtgen	President, Chief Operating Officer and Director	February 20, 2020

/s/ John A. Clerico John A. Clerico	Director	February 20, 2020

/s/ Michael Dinkins Michael Dinkins	Director	February 20, 2020

/s/ James S. Ely III James S. Ely III	Director	February 20, 2020

/s/ John A. Fry John A. Fry	Director	February 20, 2020

/s/ Elizabeth T. Hirsch Elizabeth T. Hirsch	Director	February 20, 2020

/s/ William Norris Jennings, M.D. William Norris Jennings, M.D.	Director	February 20, 2020

/s/ K. Ranga Krishnan, MBBS K. Ranga Krishnan, MBBS	Director	February 20, 2020

/s/ Julia B. North Julia B. North	Director	February 20, 2020

/s/ H. James Williams, Ph.D. H. James Williams, Ph.D.	Director	February 20, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Community Health Systems, Inc.

Franklin, Tennessee

Opinion on the Financial Statement Schedule

We have audited the consolidated financial statements of Community Health Systems, Inc., and subsidiaries (the “Company”) as of December 31, 2019 and 2018, and for each of the three years in the period ended December 31, 2019, and the Company’s internal control over financial reporting as of December 31, 2019, and have issued our reports thereon dated February 20, 2020; such reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in the Index at Item 15. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Nashville, Tennessee

February 20, 2020

Community Health Systems, Inc. and Subsidiaries

Schedule II — Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Acquisitions and Dispositions	Charged to Costs and Expenses	Write-offs	Balance at End of Year
(In millions)
Year ended December 31, 2019 allowance for doubtful accounts (1)	$-	$-	$-	$-	$-
Year ended December 31, 2018 allowance for doubtful accounts (1)	$-	$-	$-	$-	$-
Year ended December 31, 2017 allowance for doubtful accounts	$3,773	$(21)	$3,054	$(2,936)	$3,870

(1)

As discussed at Note 1 of the Notes of the Consolidated Financial Statements, on January 1, 2018, the Company adopted the new revenue recognition standard codified in ASC 606. Upon adoption of ASC 606, the allowance for doubtful accounts of approximately $3.9 billion was reclassified as a component of the net patient accounts receivable.