Form 10-Q
period 2020-03-31
COMMUNITY HEALTH SYSTEMS INC
filed 2020-04-29
CIK 1108109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of April 24, 2020, there were outstanding 119,665,237 shares of the Registrant’s Common Stock, $0.01 par value.

Community Health Systems, Inc.

Form 10-Q

For the Three Months Ended March 31, 2020

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In millions, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Net operating revenues	$3,025	$3,376
Operating costs and expenses:
Salaries and benefits	1,408	1,542
Supplies	498	558
Other operating expenses	737	811
Government and other legal settlements and related costs	2	5
Lease cost and rent	81	80
Depreciation and amortization	144	153
Impairment and loss on sale of businesses, net	45	38
Total operating costs and expenses	2,915	3,187
Income from operations	110	189
Interest expense, net	262	257
Loss from early extinguishment of debt	4	31
Equity in earnings of unconsolidated affiliates	(7)	(5)
Loss before income taxes	(149)	(94)
(Benefit from) provision for income taxes	(183)	7
Net income (loss)	34	(101)
Less: Net income attributable to noncontrolling interests	16	17
Net income (loss) attributable to Community Health Systems, Inc. stockholders	$18	$(118)

Earnings (loss) per share attributable to Community Health Systems, Inc. common stockholders:
Basic	$0.15	$(1.04)

Diluted	$0.15	$(1.04)

Weighted-average number of shares outstanding:
Basic	114,301,519	113,257,608

Diluted	114,379,331	113,257,608

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Net income (loss)	$34	$(101)
Other comprehensive income (loss), net of income taxes:
Net change in fair value of interest rate swaps, net of tax	-	(2)
Net change in fair value of available-for-sale debt securities, net of tax	2	2
Other comprehensive income	2	-
Comprehensive income (loss)	36	(101)
Less: Comprehensive income attributable to noncontrolling interests	16	17
Comprehensive income (loss) attributable to Community Health Systems, Inc. stockholders	$20	$(118)

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$246	$216
Patient accounts receivable	2,100	2,258
Supplies	354	354
Prepaid income taxes	47	48
Prepaid expenses and taxes	188	193
Other current assets	425	358

Total current assets	3,360	3,427

Property and equipment	9,618	9,653
Less accumulated depreciation and amortization	(4,096)	(4,045)

Property and equipment, net	5,522	5,608

Goodwill	4,322	4,328

Deferred income taxes	50	38

Other assets, net	2,191	2,208

Total assets	$15,445	$15,609

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$30	$20
Current operating lease liabilities	132	136
Accounts payable	727	811
Accrued liabilities:
Employee compensation	593	594
Accrued interest	180	189
Other	503	532

Total current liabilities	2,165	2,282

Long-term debt	13,525	13,385

Deferred income taxes	29	200

Long-term operating lease liabilities	514	487

Other long-term liabilities	846	894

Total liabilities	17,079	17,248

Redeemable noncontrolling interests in equity of consolidated subsidiaries	502	502

STOCKHOLDERS’ DEFICIT
Community Health Systems, Inc. stockholders’ deficit:
Preferred stock,$.01 par value per share, 100,000,000 shares authorized; none issued	-	-
Common stock,$.01 par value per share, 300,000,000 shares authorized; 119,678,238 shares issued and outstanding at March 31, 2020, and 117,822,631 shares issued and outstanding at December 31, 2019	1	1
Additional paid-in capital	2,001	2,008
Accumulated other comprehensive loss	(7)	(9)
Accumulated deficit	(4,200)	(4,218)

Total Community Health Systems, Inc. stockholders’ deficit	(2,205)	(2,218)
Noncontrolling interests in equity of consolidated subsidiaries	69	77

Total stockholders’ deficit	(2,136)	(2,141)

Total liabilities and stockholders’ deficit	$15,445	$15,609

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$34	$(101)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	144	153
Deferred income taxes	(184)	6
Government and other legal settlements and related costs	2	5
Stock-based compensation expense	2	3
Impairment and loss on sale of businesses, net	45	38
Loss from early extinguishment of debt	4	31
Other non-cash expenses, net	49	36
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Patient accounts receivable	158	(10)
Supplies, prepaid expenses and other current assets	(53)	14
Accounts payable, accrued liabilities and income taxes	(78)	17
Other	(66)	(59)

Net cash provided by operating activities	57	133

Cash flows from investing activities:
Acquisitions of facilities and other related businesses	-	(4)
Purchases of property and equipment	(99)	(121)
Proceeds from disposition of hospitals and other ancillary operations	2	161
Purchases of available-for-sale debt securities and equity securities	(17)	(15)
Proceeds from sales of available-for-sale debt securities and equity securities	21	32
Increase in other investments	(16)	(34)

Net cash (used in) provided by investing activities	(109)	19

Cash flows from financing activities:
Repurchase of restricted stock shares for payroll tax withholding requirements	(1)	(1)
Deferred financing costs and other debt-related costs	(32)	(25)
Proceeds from noncontrolling investors in joint ventures	-	1
Redemption of noncontrolling investments in joint ventures	(2)	(1)
Distributions to noncontrolling investors in joint ventures	(30)	(27)
Proceeds from sale-lease back	2	-
Other borrowings	14	12
Issuance of long-term debt	1,462	1,840
Proceeds from ABL Facility	540	25
Repayments of long-term indebtedness	(1,871)	(1,895)

Net cash provided by (used in) financing activities	82	(71)

Net change in cash and cash equivalents	30	81
Cash and cash equivalents at beginning of period	216	196

Cash and cash equivalents at end of period	$246	$277

Supplemental disclosure of cash flow information:
Interest payments	$(264)	$(189)

Income tax refunds (payments), net	$2	$-

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.     BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The unaudited condensed consolidated financial statements of Community Health Systems, Inc. (the “Parent” or “Parent Company”) and its subsidiaries (the “Company”) as of March 31, 2020 and December 31, 2019 and for the three-month periods ended March 31, 2020 and 2019, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. All intercompany transactions and balances have been eliminated. The results of operations for the three months ended March 31, 2020, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2020. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates under different assumptions or conditions. Where applicable, the impact, if any, resulting from the emergence of a novel coronavirus (“COVID-19”) during the three months ended March 31, 2020, has been considered.

Certain information and disclosures normally included in the notes to the consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission (the “SEC”). The Company believes the disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2019, contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 20, 2020 (“2019 Form 10-K”). Certain prior period amounts have been reclassified to conform to the current period presentation within the condensed consolidated statements of cash flows.

During the first quarter of 2020, the Company early adopted the SEC’s Financial Disclosures About Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize a Registrant’s Securities rules, which simplify the disclosure requirements related to the Company’s registered debt securities under Rule 3-10 of Regulation S-X (see Note 15).

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

Substantially all of the Company’s operating costs and expenses are “cost of revenue” items. Operating costs that could be classified as general and administrative by the Company include the Company’s corporate office costs at its Franklin, Tennessee office, which were $37 million and $43 million for the three months ended March 31, 2020 and 2019, respectively. Included in these corporate office costs is stock-based compensation of $2 million and $3 million for the three months ended March 31, 2020 and 2019, respectively.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Revenue Recognition.

Net Operating Revenues

Net operating revenues are recorded at the transaction price estimated by the Company to reflect the total consideration due from patients and third-party payors in exchange for providing goods and services in patient care. These services are considered to be a single performance obligation and have a duration of less than one year. Revenues are recorded as these goods and services are provided. The transaction price, which involves significant estimates, is determined based on the Company’s standard charges for the goods and services provided, with a reduction recorded for price concessions related to third party contractual arrangements as well as patient discounts and other patient price concessions. During both of the three month periods ended March 31, 2020 and March 31, 2019, the impact of changes to the inputs used to determine the transaction price was considered immaterial.

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

The Company’s net operating revenues during the three months ended March 31, 2020 and 2019 have been presented in the following table based on an allocation of the estimated transaction price with the patient between the primary patient classification of insurance coverage (in millions):

	Three Months Ended
	March 31,
	2020	2019
Medicare	$756	$889
Medicaid	407	428
Managed Care and other third-party payors	1,832	2,025
Self-pay	30	34

Total	$3,025	$3,376

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Final settlements for some payors and programs are subject to adjustment based on administrative review and audit by third parties. As a result of these final settlements, the Company has recorded amounts due to third-party payors of $87 million and $83 million as of March 31, 2020 and December 31, 2019, respectively, and these amounts are included in accrued liabilities-other in the accompanying condensed consolidated balance sheets. Amounts due from third-party payors were $131 million and $137 million as of March 31, 2020 and December 31, 2019, respectively, and are included in other current assets in the accompanying condensed consolidated balance sheets. Substantially all Medicare and Medicaid cost reports are final settled through 2016.

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

These charity care services are estimated to be $166 million and $141 million for the three months ended March 31, 2020 and 2019, respectively, representing the value (at the Company’s standard charges) of these charity care services that are excluded from net operating revenues. The estimated cost incurred by the Company to provide these charity care services to patients who are unable to pay was approximately $19 million and $15 million during the three months ended March 31, 2020 and 2019, respectively. The estimated cost of these charity care services was determined using a ratio of cost to gross charges and applying that ratio to the gross charges associated with providing care to charity patients for the period.

Accounting for the Impairment or Disposal of Long-Lived Assets.    During the three months ended March 31, 2020, the Company recorded a total combined net impairment charge and gain on disposal of approximately $45 million. An impairment charge of approximately $64 million was recorded primarily to adjust the carrying value of long-lived assets at several hospitals where the Company is in discussions with potential buyers for divestiture at a sales price that indicates a fair value below carrying value. Included in the carrying value of the hospital disposal groups at March 31, 2020 is a net allocation of approximately $6 million of goodwill allocated from the hospital operations reporting unit based on a calculation of the disposal groups’ relative fair value compared to the total reporting unit. The impairment charge was partially offset by a gain of approximately $19 million related to three hospitals sold on January 1, 2020. The Company will continue to evaluate the potential for further impairment of the long-lived assets of underperforming hospitals as well as evaluate offers for potential sales. Based on such analysis, additional impairment charges may be recorded in the future.

During the three months ended March 31, 2019, the Company recorded a total combined impairment charge and loss on disposal of approximately $38 million to reduce the carrying value of closed hospitals and certain hospitals that have been deemed held for sale based on the difference between the carrying value of the hospital disposal groups compared to the estimated fair value less costs to sell.

New Accounting Pronouncements.    In March 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-04, “Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria that reference LIBOR or another rate that is expected to be discontinued. The amendments in the ASU are effective for all entities as of March 12, 2020 through December 31, 2022. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial position or results of operations.

The Company has evaluated all other recently issued, but not yet effective, ASUs and does not expect the eventual adoption of these ASUs to have a material impact on its condensed consolidated financial position or results of operations.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

2.     ACCOUNTING FOR STOCK-BASED COMPENSATION

Stock-based compensation awards have been granted under the Community Health Systems, Inc. Amended and Restated 2000 Stock Option and Award Plan, amended and restated as of March 20, 2013 (the “2000 Plan”), and the Community Health Systems, Inc. Amended and Restated 2009 Stock Option and Award Plan, which was amended and restated as of March 14, 2018 and approved by the Company’s stockholders at the annual meeting of stockholders held on May 15, 2018 (the “2009 Plan”). In addition, at the annual meeting of stockholders to be held on May 12, 2020 (the “2020 Annual Meeting”), the Company’s stockholders will be voting on whether or not to approve the further amendment and restatement of the 2009 Plan (the “Amended 2009 Plan”) which was approved by the Board of Directors on March 20, 2020.

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

The 2009 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the IRC and for the grant of stock options which do not so qualify, stock appreciation rights, restricted stock, restricted stock units, performance-based shares or units and other share awards. Persons eligible to receive grants under the 2009 Plan include the Company’s directors, officers, employees and consultants. To date, all options granted under the 2009 Plan have been “nonqualified” stock options for tax purposes. Generally, vesting of these granted options occurs in one-third increments on each of the first three anniversaries of the award date. Options granted in 2011 or later have a 10-year contractual term. As of March 31, 2020, 1,318,802 shares of unissued common stock were reserved for future grants under the 2009 Plan. In addition, if the Amended 2009 Plan is approved by the Company’s stockholders at the 2020 Annual Meeting, 9,000,000 additional shares of unissued common stock will be reserved for future grants under the Amended 2009 Plan.

The exercise price of all options granted under the 2000 Plan and the 2009 Plan is equal to the fair value of the Company’s common stock on the option grant date.

The following table reflects the impact of total compensation expense related to stock-based equity plans on the reported operating results for the respective periods (in millions):

	Three Months Ended
	March 31,
	2020	2019
Effect on loss before income taxes	$(2)	$(3)

Effect on net income (loss)	$(1)	$(2)

At March 31, 2020, $25 million of unrecognized stock-based compensation expense related to outstanding unvested stock options, restricted stock and restricted stock units (the terms of which are summarized below) was expected to be recognized over a weighted-average period of 29 months. Of that amount, $4 million related to outstanding unvested stock options was expected to be recognized over a weighted-average period of 31 months and $21 million related to outstanding unvested restricted stock and restricted stock units was expected to be recognized over a weighted-average period of 28 months. There were no modifications to awards during the three months ended March 31, 2020 and 2019.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The fair value of stock options was estimated using the Black Scholes option pricing model with the following assumptions and weighted-average fair values during the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Expected volatility	73.5%	66.6%
Expected dividends	-	-
Expected term	6 years	6 years
Risk-free interest rate	1.0%	2.6%

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

Options outstanding and exercisable under the 2000 Plan and the 2009 Plan as of March 31, 2020, and changes during the three-month period following December 31, 2019, was as follows (in millions, except share and per share data):

			Weighted-	Aggregate
			Average	Intrinsic
		Weighted-	Remaining	Value as of
		Average	Contractual	March 31,
	Shares	Exercise Price	Term	2020
Outstanding at December 31, 2019	1,110,134	$16.90	5.6 years
Granted	946,500	4.93
Exercised	-	-
Forfeited and cancelled	(159,938)	33.90

Outstanding at March 31, 2020	1,896,696	$9.50	8.1 years	$-

Exercisable at March 31, 2020	530,192	$21.27	4.2 years	$-

The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2020 and 2019 was $3.17 and $3.08, respectively. The aggregate intrinsic value (calculated as the number of in-the-money stock options multiplied by the difference between the Company’s closing stock price on the last trading day of the reporting period ($3.34) and the exercise price of the respective stock options) in the table above represents the amount that would have been received by the option holders had all option holders exercised their options on March 31, 2020. This amount changes based on the market value of the Company’s common stock. There were no options exercised during the three months ended March 31, 2020 and 2019. The aggregate intrinsic value of options vested and expected to vest approximates that of the outstanding options.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The Company has also awarded restricted stock under the 2009 Plan to employees of certain subsidiaries. With respect to time-based vesting restricted stock that has been awarded under the 2009 Plan, the restrictions on these shares have generally lapsed in one-third increments on each of the first three anniversaries of the award date. In addition, certain of the restricted stock awards granted to the Company’s senior executives have contained performance objectives required to be met in addition to any time-based vesting requirements. If the applicable performance objectives are not attained, these awards will be forfeited in their entirety. For performance-based awards granted on or after March 1, 2017, the performance objectives have been measured cumulatively over a three-year period. With respect to performance-based awards granted on or after March 1, 2017, if the applicable target performance objective is met at the end of the three-year period, then the restricted stock award subject to such performance objective will vest in full on the third anniversary of the award date. Additionally, for these performance-based awards, based on the level of achievement for the applicable performance objective within the parameters specified in the award agreement, the number of shares to be issued in connection with the vesting of the award may be adjusted to decrease or increase the number of shares specified in the original award. Notwithstanding the above-mentioned performance objectives and vesting requirements, the restrictions with respect to restricted stock granted under the 2009 Plan may lapse earlier in the event of death, disability or termination of employment by the Company for any reason other than for cause of the holder of the restricted stock, or change in control of the Company. The entire restricted stock awards subject to performance objectives granted on March 1, 2017 were forfeited during the three months ended March 31, 2020 as a result of the minimum level of the applicable cumulative performance objectives for the 2017-2019 performance period not having been met. Restricted stock awards subject to performance objectives that have not yet been satisfied are not considered outstanding for purposes of determining earnings per share until the performance objectives have been satisfied.

Restricted stock outstanding under the 2009 Plan as of March 31, 2020, and changes during the three-month period following December 31, 2019, was as follows:

		Weighted-
		Average Grant
	Shares	Date Fair Value
Unvested at December 31, 2019	3,857,402	$5.47
Granted	2,197,500	4.90
Vested	(988,650)	5.77
Forfeited	(328,500)	9.19

Unvested at March 31, 2020	4,737,752	4.89

Restricted stock units (“RSUs”) have been granted to the Company’s outside directors under the 2009 Plan. Each of the Company’s then serving outside directors received grants under the 2009 Plan of 34,068 RSUs and 34,483 RSUs on March 1, 2019 and 2020, respectively. Each of the 2019 and 2020 grants had a grant date fair value of approximately $170,000. Vesting of these RSUs occurs in one-third increments on each of the first three anniversaries of the award date or upon the director’s earlier cessation of service on the board, other than for cause. Beginning with the 2020 grant, the director may elect, prior to the beginning of the calendar year in which the award is granted, to defer the receipt of shares of the Company’s common stock issuable upon vesting until either his or her (i) separation from service with the Company or (ii) attainment of an age specified in advance by the non-management director.

RSUs outstanding under the 2009 Plan as of March 31, 2020, and changes during the three-month period following December 31, 2019, was as follows:

		Weighted-
		Average Grant
	Shares	Date Fair Value
Unvested at December 31, 2019	541,576	$5.13
Granted	310,347	4.93
Vested	(238,184)	5.47
Forfeited	-	-

Unvested at March 31, 2020	613,739	4.89

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

Acquisition and integration expenses related to prospective and closed acquisitions included in other operating expenses on the condensed consolidated statements of income (loss) were less than $1 million for the three months ended March 31, 2020 and were approximately $1 million for the three months ended March 31, 2019.

During the three months ended March 31, 2020, one or more subsidiaries of the Company paid less than $1 million to acquire the operating assets and related businesses of certain physician practices, clinics and other ancillary businesses that operate within the communities served by the Company’s affiliated hospitals. The Company allocated the purchase price to property and equipment, working capital and goodwill.

Divestitures

The following table provides a summary of hospitals that the Company divested during the three months ended March 31, 2020 and the year ended December 31, 2019:

			Licensed
Hospital	Buyer	City, State	Beds	Effective Date

2020 Divestitures:

Southside Regional Medical Center	Bon Secours Mercy Health System	Petersburg, VA	300	January 1, 2020

Southampton Memorial Hospital	Bon Secours Mercy Health System	Franklin, VA	105	January 1, 2020

Southern Virginia Regional Medical Center	Bon Secours Mercy Health System	Emporia, VA	80	January 1, 2020

2019 Divestitures:

Bluefield Regional Medical Center	Princeton Community Hospital Association	Bluefield, WV	92	October 1, 2019

Lake Wales Medical Center	Adventist Health System	Lake Wales, FL	160	September 1, 2019

Heart of Florida Regional Medical Center	Adventist Health System	Davenport, FL	193	September 1, 2019

College Station Medical Center	St. Joseph Regional Health Center	College Station, TX	167	August 1, 2019

Tennova Healthcare - Lebanon	Vanderbilt University Medical Center	Lebanon, TN	245	August 1, 2019

Chester Regional Medical Center	Medical University Hospital Authority	Chester, SC	82	March 1, 2019

Carolinas Hospital System - Florence	Medical University Hospital Authority	Florence, SC	396	March 1, 2019

Springs Memorial Hospital	Medical University Hospital Authority	Lancaster, SC	225	March 1, 2019

Carolinas Hospital System - Marion	Medical University Hospital Authority	Mullins, SC	124	March 1, 2019

Memorial Hospital of Salem County	Community Healthcare Associates, LLC	Salem, NJ	126	January 31, 2019

Mary Black Health System - Spartanburg	Spartanburg Regional Healthcare System	Spartanburg, SC	207	January 1, 2019

Mary Black Health System - Gaffney	Spartanburg Regional Healthcare System	Gaffney, SC	125	January 1, 2019

On January 30, 2020, one or more affiliates of the Company entered into definitive agreements for the sale of substantially all of the assets of each of Shands Live Oak Regional Medical Center (25 licensed beds) in Live Oak, Florida and Shands Starke Regional Medical Center (49 licensed beds) in Starke, Florida to affiliates of HCA Healthcare, Inc.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

On March 18, 2020, one or more affiliates of the Company entered into a definitive agreement for the sale of substantially all of the assets of Northern Louisiana Medical Center (130 licensed beds) in Ruston, Louisiana to affiliates of Allegiance Health Management, Inc.

The following table discloses amounts included in the condensed consolidated balance sheets for the hospitals classified as held for sale as of March 31, 2020 and December 31, 2019 (in millions). No divestitures or potential divestitures meet the criteria for reporting as a discontinued operation.

	March 31, 2020	December 31, 2019
Other current assets	$20	$25
Other assets, net	286	262
Accrued liabilities	25	43

Other Hospital Closures

During the three months ended December 31, 2018, the Company completed the planned closure of Tennova – Physicians Regional Medical Center in Knoxville, Tennessee and Tennova – Lakeway Regional Medical Center in Morristown, Tennessee. The Company recorded an impairment charge of $27 million during the three months ended December 31, 2018, to adjust the fair value of the supplies, inventory and long-lived assets of these hospitals, including property and equipment and capitalized software costs, based on their estimated fair value and future utilization. During 2019, the Company recorded an impairment charge of approximately $9 million to further adjust the fair value of the supplies, inventory and long-lived assets of these hospitals, including property and equipment and capitalized software costs, based on the Company’s updated evaluation of their estimated fair value and future utilization and consideration of costs to dispose of such assets. There were no hospital closures during the three months ended March 31, 2020.

4.     GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill for the three months ended March 31, 2020 are as follows (in millions):

Balance, as of December 31, 2019
Goodwill	$7,142
Accumulated impairment losses	(2,814)

4,328

Goodwill allocated to hospitals held for sale	(6)

Balance, as of March 31, 2020
Goodwill	7,136
Accumulated impairment losses	(2,814)

$4,322

Goodwill is allocated to each identified reporting unit, which is defined as an operating segment or one level below the operating segment (referred to as a component of the entity). Management has determined that the Company’s operating segment meets the criteria to be classified as a reporting unit. At March 31, 2020, after giving effect to 2020 divestiture activity, the Company had approximately $4.3 billion of goodwill recorded.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Goodwill is evaluated for impairment annually and when an event occurs or circumstances change that, more likely than not, reduce the fair value of the reporting unit below its carrying value. The Company performed its last annual goodwill impairment evaluation during the fourth quarter of 2019 using an October 31, 2019 measurement date, which indicated no impairment.

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

While no impairment was indicated in the Company’s annual goodwill evaluation as of the October 31, 2019 measurement date, the reduction in the Company’s fair value and the resulting goodwill impairment charges recorded in 2016 and 2017 reduced the carrying value of the Company’s hospital operations reporting unit to an amount equal to its estimated fair value as of such prior year measurement dates. This increases the risk that future declines in fair value could result in goodwill impairment. The determination of fair value in the Company’s goodwill impairment analysis is based on an estimate of fair value for each reporting unit utilizing known and estimated inputs at the evaluation date. Some of those inputs include, but are not limited to, the most recent price of the Company’s common stock and fair value of long-term debt, estimates of future revenue and expense growth, estimated market multiples, expected capital expenditures, income tax rates, and costs of invested capital. A detailed evaluation of potential impairment indicators was performed as of March 31, 2020, which specifically considered the decline in the fair market value of the Company’s outstanding senior secured and unsecured notes and common stock during the first quarter as a result of the COVID-19 pandemic. Volatility was observed in the prices of the Company’s outstanding debt securities and common stock and the decline in patient volumes following the emergence of COVID-19 was also considered. On the basis of available evidence as of March 31, 2020, no indicators of impairment were identified.

Future estimates of fair value could be adversely affected if the actual outcome of one or more of the assumptions described above changes materially in the future, including a decline in the Company’s stock price and the fair value of its long-term debt, lower than expected hospital volumes, higher market interest rates or increased operating costs. Such changes impacting the calculation of fair value, the risks of which are amplified by the COVID-19 pandemic, could result in a material impairment charge in the future.

The determination of fair value of the Company’s hospital operations reporting unit as part of its goodwill impairment measurement represents a Level 3 fair value measurement in the fair value hierarchy due to its use of internal projections and unobservable measurement inputs.

Intangible Assets

No intangible assets other than goodwill were acquired during the three months ended March 31, 2020. The gross carrying amount of the Company’s other intangible assets subject to amortization was $1 million at both March 31, 2020 and December 31, 2019, and the net carrying amount was less than $1 million at both March 31, 2020 and December 31, 2019. The carrying amount of the Company’s other intangible assets not subject to amortization was $60 million and $63 million at March 31, 2020 and December 31, 2019, respectively. Other intangible assets are included in other assets, net on the Company’s condensed consolidated balance sheets. Substantially all of the Company’s intangible assets are contract-based intangible assets related to operating licenses, management contracts, or non-compete agreements entered into in connection with prior acquisitions.

The gross carrying amount of capitalized software for internal use was approximately $1.1 billion at both March 31, 2020 and December 31, 2019, and the net carrying amount was approximately $301 million and $321 million at March 31, 2020 and December 31, 2019, respectively. The estimated amortization period for capitalized internal-use software is generally three years, except for capitalized costs related to significant system conversions, which is generally eight to ten years. There is no expected residual value for capitalized internal-use software. At March 31, 2020, there was approximately $39 million of capitalized costs for internal-use software that is currently in the development stage and will begin amortization once the software project is complete and ready for its intended use. Amortization expense on capitalized internal-use software was $32 million and $30 million during the three months ended March 31, 2020 and 2019, respectively. Amortization expense on capitalized internal-use software is estimated to be $94 million for the remainder of 2020, $108 million in 2021, $52 million in 2022, $24 million in 2023, $12 million in 2024, $6 million in 2025 and $5 million thereafter.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

5.     INCOME TAXES

The total amount of unrecognized benefit that would affect the effective tax rate, if recognized, was approximately $1 million as of March 31, 2020. A total of approximately $1 million of interest and penalties is included in the amount of the liability for uncertain tax positions at March 31, 2020. It is the Company’s policy to recognize interest and penalties related to unrecognized benefits in its condensed consolidated statements of income (loss) as income tax expense.

It is possible the amount of unrecognized tax benefit could change in the next 12 months as a result of a lapse of the statute of limitations and settlements with taxing authorities; however, the Company does not anticipate the change will have a material impact on the Company’s condensed consolidated results of operations or financial position.

The Company’s federal income tax returns for the 2009 and 2010 tax years have been settled with the Internal Revenue Service. The results of these examinations were not material to the Company’s consolidated results of operations or financial position. The Company’s federal income tax returns for the 2014 and 2015 tax years remain under examination by the Internal Revenue Service. The Company believes the results of these examinations will not be material to its condensed consolidated results of operations or financial position. The Company has extended the federal statute of limitations through December 31, 2020 for Community Health Systems, Inc. for the tax periods ended December 31, 2014 and 2015. The Company’s federal income tax return for the 2018 tax year is under examination by the Internal Revenue Service.

The Company’s effective tax rates were 122.8% and (7.4)% for the three months ended March 31, 2020 and 2019, respectively. The difference in the Company’s effective tax rate for the three months ended March 31, 2020, when compared to the three months ended March 31, 2019, was primarily due to discrete tax benefits of approximately $240 million related to the release of federal and state valuation allowances on IRC Section 163(j) interest carryforwards as a result of an increase to the deductible interest expense allowed for 2019 and 2020 under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) that was enacted during the three months ended March 31, 2020.

Cash paid for income taxes, net of refunds received, resulted in a net refund of approximately $2 million and less than $1 million during the three months ended March 31, 2020 and 2019, respectively.

6.     LONG-TERM DEBT

Long-term debt, net of unamortized debt issuance costs and discounts or premiums, consists of the following (in millions):

	March 31,	December 31,
	2020	2019
5 1⁄8% Senior Secured Notes due 2021	$-	$1,000
6 7⁄8% Senior Notes due 2022	231	231
6 1⁄4% Senior Secured Notes due 2023	2,675	3,100
8 5⁄8% Senior Secured Notes due 2024	1,033	1,033
6 5⁄8% Senior Secured Notes due 2025	1,462	-
8% Senior Secured Notes due 2026	2,101	2,101
8% Senior Secured Notes due 2027	700	700
6 7⁄8% Senior Notes due 2028	1,700	1,700
9 7⁄8% Junior-Priority Secured Notes due 2023	1,770	1,770
8 1⁄8% Junior-Priority Secured Notes due 2024	1,355	1,355
ABL Facility	380	273
Finance lease and financing obligations	290	272
Other	25	17
Less: Unamortized deferred debt issuance costs and note premium	(167)	(147)

Total debt	13,555	13,405
Less: Current maturities	(30)	(20)

Total long-term debt	$13,525	$13,385

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

On February 6, 2020, CHS/Community Health Systems, Inc. (“CHS”) completed a private offering of $1.462 billion aggregate principal amount of 6 5⁄8% Senior Secured Notes due February 15, 2025 (the “6 5⁄8% Senior Secured Notes due 2025”). CHS used the net proceeds of the offering of the 6 5⁄8% Senior Secured Notes due 2025 to (i) purchase any and all of its 5 1⁄8% Senior Secured Notes due 2021 validly tendered and not validly withdrawn in the cash tender offer announced on January 23, 2020, (ii) redeem all of the 5 1⁄8% Senior Secured Notes due 2021 that were not purchased pursuant to such tender offer, (iii) purchase in one or more privately negotiated transactions approximately $426 million aggregate principal amount of its 6 1⁄4% Senior Secured Notes due 2023 and (iv) pay related fees and expenses.

The 6 5⁄8% Senior Secured Notes due 2025 bear interest at a rate of 6.625% per annum, payable semi-annually in arrears on February 15 and August 15 of each year, commencing on August 15, 2020. The 6 5⁄8% Senior Secured Notes are scheduled to mature on February 15, 2025. The 6 5⁄8% Senior Secured Notes due 2025 are unconditionally guaranteed on a senior-priority secured basis by the Company and each of the CHS current and future domestic subsidiaries that provide guarantees under the revolving asset-based loan facility (the “ABL Facility”), any capital market debt securities of CHS (including CHS’ outstanding senior notes) and certain other long-term debt of CHS. The 6 5⁄8% Senior Secured Notes due 2025 and the related guarantees are secured by shared (i) first-priority liens on the Non-ABL Priority Collateral and (ii) second-priority liens on the ABL Priority Collateral that secures on a first-priority basis the ABL Facility, in each case subject to permitted liens described in the indenture governing the 6 5⁄8% Senior Secured Notes due 2025.

At any time prior to February 15, 2022, CHS may redeem some or all of the 6 5⁄8% Senior Secured Notes due 2025 at a price equal to 100% of their principal amount plus accrued and unpaid interest, if any, to, but excluding the applicable redemption date plus a make-whole premium as defined in the indenture agreement dated February 6, 2020. After February 15, 2022, CHS is entitled, at its option, to redeem some or all of the 6 5⁄8% Senior Secured Notes at a redemption price equal to the percentage of principal amount below plus accrued and unpaid interest, if any, to, but excluding the applicable redemption date, if redeemed during the twelve-month period beginning on February 15 of the years set forth below:

Period	Redemption Price
February 15, 2022 to February 14, 2023	103.313%
February 15, 2023 to February 14, 2024	101.656%
February 15, 2024 to February 14, 2025	100.000%

The financing and repayment transactions discussed above resulted in a pre-tax and after-tax loss from early extinguishment of debt of $4 million and $3 million, respectively, for the three months ended March 31, 2020.

At March 31, 2020, the available borrowing base under the ABL Facility was $769 million, of which the Company had outstanding borrowings of $380 million and letters of credit issued of $150 million. The issued letters of credit were primarily in support of potential insurance-related claims and certain bonds.

The ABL Facility contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the Company’s ability, subject to certain exceptions, to, among other things (1) declare dividends, make distributions or redeem or repurchase capital stock, (2) prepay, redeem or repurchase other debt, (3) incur liens or grant negative pledges, (4) make loans and investments and enter into acquisitions and joint ventures, (5) incur additional indebtedness or provide certain guarantees, (6) engage in mergers, acquisitions and asset sales, (7) conduct transactions with affiliates, (8) alter the nature of the Company’s, CHS’ or the guarantors’ businesses, (9) grant certain guarantees with respect to physician practices, (10) engage in sale and leaseback transactions or (11) change the Company’s fiscal year. The Company is also required to comply with a consolidated fixed coverage ratio, upon certain triggering events described below, and various affirmative covenants. The consolidated fixed coverage ratio is calculated as the ratio of (x) consolidated EBITDA (as defined in the ABL Facility) less capital expenditures to (y) the sum of consolidated interest expense (as defined in the ABL Facility), scheduled principal payments, income taxes and restricted payments made in cash or in permitted investments. For purposes of calculating the consolidated fixed charge coverage ratio, the calculation of consolidated EBITDA as defined in the ABL Facility is a trailing 12-month calculation that begins with the Company’s consolidated net income, with certain adjustments for interest, taxes, depreciation and amortization, net income attributable to noncontrolling interests, stock compensation expense, restructuring costs, and the financial impact of other non-cash or non-recurring items recorded during any such 12-month period. The consolidated fixed charge coverage ratio is a required covenant only in periods where the total borrowings outstanding under the ABL Facility reduce the amount available in the facility to less than the greater of (i) $95 million or (ii) 10% of the calculated borrowing base. As a result, in the event the Company has less than $95 million available under the ABL Facility, the Company would need to comply with the consolidated fixed charge coverage ratio. At

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

March 31, 2020, the Company is not subject to the consolidated fixed charge coverage ratio as such triggering event had not occurred during the last twelve months ended March 31, 2020.

To limit the effect of changes in interest rates on a portion of the Company’s long-term borrowings, the Company is a party to one interest swap agreement with a notional amount of approximately $300 million as of March 31, 2020. The Company receives a variable rate of interest on this swap based on the three-month LIBOR in exchange for the payment of a fixed rate of interest. See Note 7 for additional information regarding this swap.

The Company paid interest of $264 million and $189 million on borrowings during the three months ended March 31, 2020 and 2019, respectively.

7.     FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments has been estimated by the Company using available market information as of March 31, 2020 and December 31, 2019, and valuation methodologies considered appropriate. The estimates presented in the table below are not necessarily indicative of amounts the Company could realize in a current market exchange (in millions):

	March 31, 2020		December 31, 2019
	Carrying	Estimated Fair	Carrying	Estimated Fair
	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	$246	$246	$216	$216
Investments in equity securities	114	114	141	141
Available-for-sale debt securities	103	103	101	101
Trading securities	12	12	12	12
Liabilities:
5 1⁄8% Senior Secured Notes due 2021	-	-	990	1,003
6 7⁄8% Senior Notes due 2022	229	173	229	188
6 1⁄4% Senior Secured Notes due 2023	2,654	2,560	3,074	3,148
8 5⁄8% Senior Secured Notes due 2024	1,024	1,028	1,023	1,099
6 5⁄8% Senior Secured Notes due 2025	1,421	1,379	-	-
8% Senior Secured Notes due 2026	2,071	2,004	2,070	2,182
8% Senior Secured Notes due 2027	691	602	691	700
6 7⁄8% Senior Notes due 2028	1,678	516	1,678	1,700
9 7⁄8% Junior-Priority Secured Notes due 2023	1,755	1,419	1,754	1,539
8 1⁄8% Junior-Priority Secured Notes due 2024	1,341	936	1,340	1,113
ABL Facility and other debt	401	401	285	285

The carrying value of the Company’s long-term debt in the above table is presented net of unamortized deferred debt issuance costs. The estimated fair value is determined using the methodologies discussed below in accordance with accounting standards related to the determination of fair value based on the U.S. GAAP fair value hierarchy as discussed in Note 8. The estimated fair value for financial instruments with a fair value that does not equal its carrying value is considered a Level 1 valuation. The Company utilizes the market approach and obtains indicative pricing through publicly available subscription services such as Bloomberg to determine fair values where relevant.

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

6 5⁄8% Senior Secured Notes due 2025. Estimated fair value is based on the closing market price for these notes.

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

Interest rate swaps. The fair value of the interest rate swap agreement is the amount at which it could be settled, based on estimates calculated by the Company using a discounted cash flow analysis based on observable market inputs and validated by comparison to estimates obtained from the counterparty. The Company incorporates credit valuation adjustments (“CVAs”) to appropriately reflect both its own nonperformance or credit risk and the respective counterparty’s nonperformance or credit risk in the fair value measurements. In adjusting the fair value of its interest rate swap agreement for the effect of nonperformance or credit risk, the Company has considered the impact of any netting features included in the agreement.

At March 31, 2020, the Company had one interest rate swap with a notional amount of approximately $300 million, a fixed interest rate of 2.892%, a termination date of August 30, 2020, and a fair value of approximately $2 million. The counterparty to the interest rate swap agreement exposes the Company to credit risk in the event of nonperformance by such counterparty. However, at March 31, 2020, the Company does not anticipate nonperformance by the counterparty. The Company does not hold or issue derivative financial instruments for trading purposes.

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

Assuming no change in interest rates in effect as of March 31, 2020, less than $1 million of interest income resulting from the spread between the fixed and floating rates defined in the interest rate swap agreement will be recognized through its termination date of August 30, 2020.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following tabular disclosure provides the amount of pre-tax loss recognized as a component of OCI during the three months ended March 31, 2020 and 2019 (in millions):

	Amount of Pre-Tax Loss Recognized in OCI (Effective Portion) Three Months Ended March 31,

Derivatives in Cash Flow Hedging Relationships	2020	2019
Interest rate swaps	$(1)	$(2)

The following tabular disclosure provides the location of the effective portion of the pre-tax loss (gain) reclassified from accumulated other comprehensive loss (“AOCL”) into interest expense on the condensed consolidated statements of income (loss) during the three months ended March 31, 2020 and 2019 (in millions):

	Amount of Pre-Tax Loss (Gain) Reclassified from AOCL into Income (Effective Portion) Three Months Ended March 31,

Location of Loss (Gain) Reclassified from AOCL into Income (Effective Portion)
	2020	2019
Interest expense, net	$1	$(1)

The fair values of derivative instruments in the condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019 were as follows (in millions):

	Asset Derivatives				Liability Derivatives
	March 31, 2020		December 31, 2019		March 31, 2020		December 31, 2019
	Balance		Balance		Balance		Balance
	Sheet		Sheet		Sheet		Sheet
	Location	Fair Value	Location	Fair Value	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments	Other assets, net	$-	Other assets, net	$-	Other long-term liabilities	$2	Other long-term liabilities	$2

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

In instances where the determination of the fair value hierarchy measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment of factors specific to the asset or liability. Transfers between levels within the fair value hierarchy are recognized by the Company on the date of the change in circumstances that requires such transfer. There were no transfers between levels during the three-month periods ended March 31, 2020 or March 31, 2019.

The following table sets forth, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 (in millions):

	March 31, 2020	Level 1	Level 2	Level 3
Investments in equity securities	$114	$114	$-	$-
Available-for-sale debt securities	103	-	103	-
Trading securities	12	-	12	-

Total assets	$229	$114	$115	$-

Fair value of interest rate swap agreement	$2	$-	$2	$-

Total liabilities	$2	$-	$2	$-

	December 31, 2019	Level 1	Level 2	Level 3
Investments in equity securities	$141	$141	$-	$-
Available-for-sale debt securities	101	-	101	-
Trading securities	12	-	12	-

Total assets	$254	$141	$113	$-

Fair value of interest rate swap agreement	$2	$-	$2	$-

Total liabilities	$2	$-	$2	$-

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

As of March 31, 2020 and December 31, 2019, available-for-sale debt securities with aggregate estimated fair values of approximately $35 million and $51 million, respectively, generated gross unrealized losses of $2 million and $1 million, respectively. A by-security impairment assessment was performed as of March 31, 2020 wherein it was determined that COVID-19 related changes in interest rates and market liquidity resulted in incremental unrealized losses compared to December 31, 2019. No material impairment resulted from credit loss or other factors.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Fair Value of Interest Rate Swap Agreement

The valuation of the Company’s interest rate swap agreement is determined using market valuation techniques, including discounted cash flow analysis on the expected cash flows of each agreement. This analysis reflects the contractual terms of the agreement, including the period to maturity, and uses observable market-based inputs, including forward interest rate curves. The fair value of interest rate swap agreement is determined by netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on the expectation of future interest rates based on observable market forward interest rate curves and the notional amount being hedged.

The Company incorporates CVAs to appropriately reflect both its own nonperformance or credit risk and the respective counterparty’s nonperformance or credit risk in the fair value measurement. In adjusting the fair value of its interest rate swap agreements for the effect of nonperformance or credit risk, the Company has considered the impact of any netting features included in the agreement. The CVA on the Company’s interest rate swap agreement had an immaterial effect on the fair value of the related liability at March 31, 2020 and December 31, 2019.

The majority of the inputs used to value the Company’s interest rate swap agreement, including the forward interest rate curves and market perceptions of the Company’s credit risk used in the CVAs, are observable inputs available to a market participant. As a result, the Company has determined that the interest rate swap valuation is classified in Level 2 of the fair value hierarchy.

9.     LEASES

The Company utilizes operating and finance leases for the use of certain hospitals, medical office buildings, and medical equipment. The Company has elected to account for COVID-19 related concessions as though the enforceable rights and obligations for those concessions are explicit within the underlying contract. During the three months ended March 31, 2020, there were no material price concessions or other incentives received or granted by the Company.

The components of lease cost and rent expense for the three months ended March 31, 2020 and 2019 are as follows (in millions):

	Three Months Ended
	March 31,

Lease Cost	2020	2019

Operating lease cost:
Operating lease cost	$51	$48
Short-term rent expense	26	30
Variable lease cost	5	3
Sublease income	(1)	(1)

Total operating lease cost	$81	$80

Finance lease cost:
Amortization of right-of-use assets	$3	$3
Interest on finance lease liabilities	2	2

Total finance lease cost	$5	$5

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Supplemental balance sheet information related to leases was as follows (in millions):

	Balance Sheet Classification	March 31, 2020	December 31, 2019
Operating Leases:
Operating Lease ROU Assets	Other assets, net	$634	$607

Finance Leases:
Finance Lease ROU Assets	Property and equipment
	Land and improvements	$8	$8
	Buildings and improvements	168	154
	Equipment and fixtures	11	11

	Property and equipment	187	173
	Less accumulated depreciation and amortization	(58)	(56)

	Property and equipment, net	$129	$117

Current finance lease liabilities	Current maturities of long-term debt	$6	$6
Long-term finance lease liabilities	Long-term debt	122	107

Supplemental cash flow information related to leases for the three months ended March 31, 2020 and 2019 are as follows (in millions):

	Three Months Ended March 31,

Cash flow information	2020	2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (1)	$47	$35
Operating cash flows from finance leases	2	2
Financing cash flows from finance leases	1	3
Right-of-use assets obtained in exchange for new finance lease liabilities	17	1
Right-of-use assets obtained in exchange for new operating lease liabilities	35	15

(1)	Included in the change in other operating assets and liabilities in the condensed consolidated statement of cash flows.

10.     EMPLOYEE BENEFIT PLANS

The Company provides an unfunded Supplemental Executive Retirement Plan (“SERP”) for certain members of its executive management. The Company uses a December 31 measurement date for the benefit obligations and a January 1 measurement date for its net periodic costs for the SERP. Variances from actuarially assumed rates will result in increases or decreases in benefit obligations and net periodic cost in future periods. Benefits expense under the SERP was $2 million for both of the three-month periods ended March 31, 2020 and 2019, respectively. The accrued benefit liability for the SERP totaled $74 million and $72 million at March 31, 2020 and December 31, 2019, respectively, and is included in other long-term liabilities on the condensed consolidated balance sheets. The weighted-average assumptions used in determining net periodic cost for the three months ended March 31, 2020 and March 31, 2019 were a discount rate of 3.1% and 4.2%, respectively, and an annual salary increase of 3.0%. The Company had equity investment securities in a rabbi trust generally designated to pay benefits of the SERP in the amounts of $78 million and $84 million at March 31, 2020 and December 31, 2019, respectively. These amounts are included in other assets, net on the condensed consolidated balance sheets.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

11.    STOCKHOLDERS’ DEFICIT

Authorized capital shares of the Company include 400,000,000 shares of capital stock consisting of 300,000,000 shares of common stock and 100,000,000 shares of preferred stock. Each of the aforementioned classes of capital stock has a par value of $0.01 per share. Shares of preferred stock, none of which were outstanding as of March 31, 2020, may be issued in one or more series having such rights, preferences and other provisions as determined by the Board of Directors without approval by the holders of common stock.

The Company is a holding company which operates through its subsidiaries. The Company’s ABL Facility and the indentures governing each series of the Company’s outstanding notes contain various covenants under which the assets of the subsidiaries of the Company are subject to certain restrictions relating to, among other matters, dividends and distributions, as referenced in the paragraph below.

The ABL Facility and the indentures governing each series of the Company’s outstanding notes restrict the Company’s subsidiaries from, among other matters, paying dividends and making distributions to the Company, which thereby limits the Company’s ability to pay dividends and/or repurchase stock. As of March 31, 2020, under the most restrictive test in these agreements (and subject to certain exceptions), the Company has approximately $200 million of capacity to pay permitted dividends and/or repurchase shares of stock or make other restricted payments.

The following schedule presents the reconciliation of the carrying amount of total equity, equity attributable to the Company, and equity attributable to the noncontrolling interests as of March 31, 2020, and during the three-month period following December 31, 2019 (in millions):

		Community Health Systems, Inc. Stockholders

	Redeemable Noncontrolling Interest	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss (Income)	Accumulated Deficit	Noncontrolling Interest	Total Stockholders’ Deficit
Balance, December 31, 2019	$502	$1	$2,008	$(9)	$(4,218)	$77	$(2,141)
Comprehensive income	8	-	-	2	18	8	28
Distributions to noncontrolling interests	(22)	-	-	-	-	(8)	(8)
Purchase of subsidiary shares from noncontrolling interests	(1)	-	(1)	-	-	-	(1)
Other reclassifications of noncontrolling interests	8	-	-	-	-	(8)	(8)
Adjustment to redemption value of redeemable noncontrolling interests	7	-	(7)	-	-	-	(7)
Cancellation of restricted stock for tax withholdings on vested shares	-	-	(1)	-	-	-	(1)
Share-based compensation	-	-	2	-	-	-	2

Balance, March 31, 2020	$502	$1	$2,001	$(7)	$(4,200)	$69	$(2,136)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following schedule presents the reconciliation of the carrying amount of total equity, equity attributable to the Company, and equity attributable to the noncontrolling interests as of March 31, 2019, and during the three-month period following December 31, 2018 (in millions):

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

The following schedule discloses the effects of changes in the Company’s ownership interest in its less-than-wholly-owned subsidiaries on Community Health Systems, Inc. stockholders’ deficit (in millions):

	Three Months Ended
	March 31,
	2020	2019
Net income (loss) attributable to Community Health Systems, Inc. stockholders	$18	$(118)
Transfers to the noncontrolling interests:
Net decrease in Community Health Systems, Inc. paid-in-capital for purchase of subsidiary partnership interests	(1)	-

Net transfers to the noncontrolling interests	(1)	-

Change to Community Health Systems, Inc. stockholders’ deficit from net income (loss) attributable to Community Health Systems, Inc. stockholders and transfers to noncontrolling interests	$17	$(118)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

12.     EARNINGS PER SHARE

The following table sets forth the components of the denominator for the computation of basic and diluted earnings per share for net income (loss) attributable to Community Health Systems, Inc. common stockholders:

	Three Months Ended
	March 31,

	2020	2019

Weighted-average number of shares outstanding — basic	114,301,519	113,257,608
Effect of dilutive securities:
Restricted stock awards	77,336	-
Employee stock options	476	-
Other equity-based awards	-	-

Weighted-average number of shares outstanding — diluted	114,379,331	113,257,608

The Company generated a loss attributable to Community Health Systems, Inc. common stockholders for the three months ended March 31, 2019, so the effect of dilutive securities is not considered because their effect would be antidilutive. If the Company had generated income during the three months ended March 31, 2019, the effect of restricted stock awards, employee stock options, and other equity-based awards on the diluted shares calculation would have been an increase in shares of 59,261.

	Three Months Ended
	March 31,

	2020	2019

Dilutive securities outstanding not included in the computation of earnings per share because their effect is antidilutive:
Employee stock options and restricted stock awards	4,851,171	3,273,866

13.     CONTINGENCIES

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

Probable Contingencies

Becker v. Community Health Systems, Inc. d/b/a Community Health Systems Professional Services Corporation d/b/a Community Health Systems d/b/a Community Health Systems PSC, Inc. d/b/a Rockwood Clinic P.S. and Rockwood Clinic, P.S. (Superior Court, Spokane, Washington). This suit was filed on February 29, 2012, by a former chief financial officer at Rockwood Clinic in Spokane, Washington. Becker claims he was wrongfully terminated for allegedly refusing to certify a budget for Rockwood Clinic in 2012. On February 29, 2012, he also filed an administrative complaint with the Department of Labor, Occupational Safety and Health Administration alleging that he is a whistleblower under Sarbanes-Oxley, which was dismissed by the agency and was appealed to an administrative law judge for a hearing that occurred on January 19-26, 2016. In a decision dated November 9, 2016, the law judge awarded Becker approximately $1.9 million for front pay, back pay and emotional damages with attorney fees to be later determined. The Company has appealed the award to the Administrative Review Board and is awaiting its decision. At a hearing on July 27, 2012, the trial court dismissed Community Health Systems, Inc. from the state case and subsequently certified the state case for an interlocutory appeal of the denial to dismiss his employer and the management company. The appellate court accepted the interlocutory appeal, and it was argued on April 30, 2014. On August 14, 2014, the court denied the Company’s appeal. On October 20, 2014, the Company filed a petition to review the denial with the Washington Supreme Court. The appeal was accepted and oral argument was heard on June 9, 2015. On September 15, 2015, the court denied the Company’s appeal and remanded to the trial court; a previous trial setting of September 12, 2016 has been vacated and not reset. On October 15, 2019, the Administrative Review Board released an order to show cause requiring Becker to file a brief to show cause why the Administrative Review Board should not remand the previous administrative decision for a new hearing before a new law judge. The parties have settled this case for an immaterial amount and both the administrative action and the Superior Court case have been dismissed.

2011 Class Action Shareholder Federal Securities Cases. Three purported class action cases have been filed in the United States District Court for the Middle District of Tennessee; namely, Norfolk County Retirement System v. Community Health Systems, Inc., et al., filed May 9, 2011; De Zheng v. Community Health Systems, Inc., et al., filed May 12, 2011; and Minneapolis Firefighters Relief Association v. Community Health Systems, Inc., et al., filed June 21, 2011. All three seek class certification on behalf of purchasers of the Company’s common stock between July 27, 2006 and April 11, 2011 and allege that misleading statements resulted in artificially inflated prices for the Company’s common stock. In December 2011, the cases were consolidated for pretrial purposes and NYC Funds and its counsel were selected as lead plaintiffs/lead plaintiffs’ counsel. In lieu of ruling on the Company’s motion to dismiss, the court permitted the plaintiffs to file a first amended consolidated class action complaint, which was filed on October 5, 2015. The Company’s motion to dismiss was filed on November 4, 2015 and oral argument was held on April 11, 2016. The Company’s motion to dismiss was granted on June 16, 2016 and on June 27, 2016, the plaintiffs filed a notice of appeal to the Sixth Circuit Court of Appeals. The matter was heard on May 3, 2017. On December 13, 2017, the Sixth Circuit reversed the trial court’s dismissal of the case and remanded it to the District Court. The Company filed a renewed partial motion to dismiss on February 9, 2018, which was denied by the District Court on September 24, 2018. The Company also filed a petition for a writ of certiorari to the United States Supreme Court on April 18, 2018 seeking review of the Sixth Circuit’s decision. The United States Supreme Court denied the petition for a writ of certiorari on October 1, 2018. The District Court granted the Plaintiff’s motion for class certification on July 26, 2019. The Company filed a petition for permission to appeal the District Court’s class certification order in the Sixth Circuit Court of Appeals on August 9, 2019, and that petition was denied on October 23, 2019. Trial for this matter is set for December 1, 2020. On January 21, 2020, the Company and the Plaintiff filed a stipulation of settlement indicating to the District Court that the parties had reached agreement on the principal terms of a settlement for $53 million. The settlement received preliminary approval from the District Court on January 30, 2020. Objections to the settlement are due May 18, 2020, and the hearing for final approval of the settlement is set for June 19, 2020. The Company’s $53 million reserve for this matter, which was recorded during the three months ended December 31, 2019, remains as of March 31, 2020, pending final approval of the settlement. The proposed

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

settlement amount has been funded by the Company and is held in escrow as of March 31, 2020. Such amount is recorded in other current assets in the condensed consolidated balance sheet.

The table below presents a reconciliation of the beginning and ending liability balances (in millions) during the three months ended March 31, 2020, with respect to the Company’s determination of the contingencies of the Company in respect of which an accrual has been recorded.

Summary of Recorded Amounts

Probable
Contingencies

Balance as of December 31, 2019	$68
Expense	-
Reserve for insured claim	7
Cash payments	(7)

Balance as of March 31, 2020	$68

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

In the aggregate, attorneys’ fees and other costs incurred but not included in the table above related to probable contingencies, and Contingent Value Right-related contingencies accounted for at fair value totaled $2 million and less than $1 million for the three month ended March 31, 2020 and 2019, respectively, and are included in other operating expenses in the accompanying condensed consolidated statements of income (loss).

Matters for which an Outcome Cannot be Assessed

For the following legal matter, due to the uncertainties surrounding the ultimate outcome of the case, the Company cannot at this time assess what the outcome may be and is further unable to reasonably estimate any loss or range of loss.

Steadfast Insurance Company, et al v. Community Health Systems, Inc., CHS/Community Health Systems, Inc., CHSPSC, LLC and Pecos Valley of New Mexico, LLC; Community Health Systems, Inc., et al v. Steadfast Insurance Company, et al. These cases are filed in the Superior Court for the State of Delaware and the Chancery Court for the State of Delaware, respectively, and involve insurance coverage disputes related to a $73 million judgment rendered against Pecos Valley of New Mexico, LLC in Anne Sperling, et al v. Pecos Valley of New Mexico, LLC. The first case was brought by Steadfast Insurance Company in Delaware Superior Court seeking a declaration that the Sperling judgment is not a covered loss as defined by the insurance policies that are the subject of the case. The second case, filed by the Company in Delaware Chancery Court, seeks reformation of the subject policies. The Steadfast complaint was served on November 30, 2018. On December 13, 2018, Admiral Insurance Company, Endurance Specialty Insurance Ltd, and Illinois Union Insurance Company moved to intervene in the suit as petitioners. The Company has initiated counterclaims against each insurer in that case, including for bad faith against Steadfast. The Company filed the Community Health Systems complaint on January 22, 2020. The Sperling judgment against Pecos Valley of New Mexico, LLC, which is the subject of this litigation and which was rendered on September 5, 2018, in First Judicial Court of the State of New Mexico, is currently on appeal to the Court of Appeals of New Mexico. Trial of the Steadfast matter is set for December 7, 2020. The Company believes the insurers’ claims in the Steadfast litigation are without merit and will vigorously defend the case.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

14.     SUBSEQUENT EVENTS

On April 20, 2020, one or more affiliates of the Company entered into a definitive agreement for the sale of substantially all of the assets of San Angelo Community Medical Center (171 licensed beds) in San Angelo, Texas to affiliates of Shannon Health System.

On April 27, 2020, one or more affiliates of the Company entered into a definitive agreement for the sale of substantially all of the assets of each of Abilene Regional Medical Center (231 licensed beds) in Abilene, Texas and Brownwood Regional Medical Center (188 licensed beds) in Brownwood, Texas to subsidiaries of Hendrick Health System.

On April 27, 2020, one or more affiliates of the Company entered into a definitive agreement for the sale of the majority ownership interest in St. Cloud Regional Medical Center (84 licensed beds) in St. Cloud, Florida to affiliates of Orlando Health, Inc., who already hold the minority ownership interest.

The CARES Act, which was enacted on March 27, 2020, authorizes $100 billion in funding to hospitals and other healthcare providers to be distributed through the Public Health and Social Services Emergency Fund (the “PHSSEF”). Payments from the PHSSEF are intended to compensate healthcare providers for lost revenues and incremental expenses incurred in response to the COVID-19 pandemic and are not required to be repaid provided the recipients attest to and comply with certain terms and conditions, including limitations on balance billing and not using PHSSEF funds to reimburse expenses or losses that other sources are obligated to reimburse. The U.S. Department of Health and Human Services (the “HHS”) initially distributed $30 billion of this funding based on each provider’s share of total Medicare fee-for-service reimbursement in 2019, but has announced that $50 billion in CARES Act funding (including the $30 billion already distributed) will be allocated proportional to providers’ share of 2018 net patient revenue. HHS has indicated that distributions of the remaining $50 billion will be targeted primarily to hospitals in COVID-19 high impact areas, to rural providers, and to reimburse providers for COVID-19-related treatment of uninsured patients. In April 2020, the Company received approximately $245 million in payments from the initial PHSSEF payments, which did not qualify for recognition during the three months ended March 31, 2020.

An additional $75 billion in emergency appropriations for COVID-19 response will be available to eligible providers under the Paycheck Protection Program and Health Care Enhancement Act (“PPPHCE Act”), which was enacted on April 24, 2020. These funds will also be distributed through the PHSSEF. Recipients will not be required to repay the amounts received, provided they comply with terms and conditions, which have not yet been finalized.

As a way to increase cash flow to Medicare providers impacted by the COVID-19 pandemic, the CARES Act expanded the Medicare Accelerated and Advance Payment Program. Inpatient acute care hospitals may request accelerated payments of up to 100% of the Medicare payment amount for a six-month period (not including Medicare Advantage payments), although CMS is now reevaluating pending and new applications in light of direct payments made available through PHSSEF. CMS will base payment amounts for inpatient acute care hospitals on the provider’s Medicare fee-for-service reimbursements in the last six months of 2019. Such accelerated payments are interest free for inpatient acute care hospitals for 12 months, and the program currently requires CMS to recoup the payments beginning 120 days after receipt by the provider, by withholding future Medicare fee-for-service payments for claims until the full accelerated payment has been recouped. The program currently requires any outstanding balance remaining after 12 months to be repaid by the provider or be subject to an interest rate currently set at 10.25%. In April 2020, the Company received approximately $1.2 billion of accelerated payments, which did not qualify for recognition during the three months ended March 31, 2020.

Lastly, the CARES Act provides for deferred payment of the employer portion of social security taxes between March 27, 2020 and December 31, 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. The Company began deferring the employer portion of social security taxes in mid-April 2020.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

15.     SUMMARIZED FINANCIAL INFORMATION

The 6 7⁄8% Senior Notes due 2022, which are senior unsecured obligations of CHS, and the 6 1⁄4% Senior Secured Notes due 2023, which are senior secured obligations of CHS (collectively, “the Notes”) are guaranteed on a senior basis by the Company and by certain of its existing and subsequently acquired or organized 100% owned domestic subsidiaries (collectively, the “subsidiary guarantors”). In addition, equity interests held by the Company in non-guarantor subsidiaries have been pledged as collateral under the Notes, except for equity interests held in three hospitals owned jointly with a non-profit, health organization. The Notes are fully and unconditionally guaranteed on a joint and several basis, with exceptions considered customary for such guarantees, limited to the release of the guarantee when a subsidiary guarantor’s capital stock is sold, or a sale of all of the subsidiary guarantor’s assets used in operations. There are no significant restrictions on the ability of the subsidiary guarantors to make distributions to the issuer. Summarized financial information is provided for Community Health Systems, Inc. (parent guarantor), CHS (issuer) and the subsidiary guarantors on a combined basis in accordance with SEC Regulation S-X Rules 3-10 and 13-01.

The accounting policies used in the preparation of this summarized financial information are consistent with those elsewhere in the condensed consolidated financial statements of the Company, except that intercompany transactions and balances of the parent, issuer and subsidiary guarantor entities with non-guarantors entities have not been eliminated. Equity in earnings from investments in non-guarantors entities has not been presented.

From time to time, subsidiaries of the Company sell and/or repurchase noncontrolling interests in consolidated subsidiaries, which may change subsidiaries between guarantors and non-guarantors. Amounts for prior periods have been revised to reflect the status of guarantors and non-guarantors as of March 31, 2020.

Summarized statements of income (loss) (in millions):

Three Months Ended
March 31, 2020
Net operating revenues	$1,996
Income from operations	249
Net income	86
Net income attributable to Community Health Systems, Inc. Stockholders	86

Summarized balance sheets (in millions):

	March 31, 2020	December 31, 2019
Current assets	$2,469	$2,464
Noncurrent assets (a)	14,450	14,596
Current liabilities	1,413	1,472
Noncurrent liabilities (b)	17,330	15,800

(a)	Includes amounts due from non-guarantor subsidiaries of $6.5 billion at both March 31, 2020 and December 31, 2019.

(b)	Includes amounts due to non-guarantor subsidiaries of $3.0 billion and $1.4 billion as of March 31, 2020 and December 31, 2019, respectively.

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

Executive Overview

We are one of the largest publicly traded hospital companies in the United States and a leading operator of general acute care hospitals and outpatient facilities in communities across the country. We provide healthcare services through the hospitals that we own and operate and affiliated businesses in non-urban and selected urban markets throughout the United States. We generate revenues by providing a broad range of general and specialized hospital healthcare services and outpatient services to patients in the communities in which we are located. As of March 31, 2020, we owned or leased 99 hospitals, comprised of 97 general acute care hospitals and two stand-alone rehabilitation or psychiatric hospitals. For the hospitals that we own and operate, we are paid for our services by governmental agencies, private insurers and directly by the patients we serve.

We have been implementing a portfolio rationalization and deleveraging strategy by divesting hospitals and non-hospital businesses that are attractive to strategic and other buyers. As discussed further below, we currently expect to complete our formal portfolio rationalization strategy by the end of the third quarter of 2020.

COVID-19 Pandemic

A novel strain of coronavirus causing the disease known as COVID-19 was first identified in Wuhan, China in December 2019. The disease has spread throughout the world, including across the United States, and the World Health Organization declared the COVID-19 outbreak a pandemic in March 2020. In an attempt to contain the spread and impact of COVID-19, authorities throughout the United States and the world have implemented measures such as travel bans and restrictions, quarantines, stay-at-home and shelter-in-place orders, the promotion of social distancing, and limitations on business activity. This pandemic has resulted in a significant economic downturn in the United States and globally and has also led to significant disruptions and volatility in capital and financial markets.

The safety of our patients, physicians, nurses, and employees in the communities in which we serve remains our primary focus. Our hospitals, medical clinics, medical personnel, and employees have been actively preparing for and responding to COVID-19 patients and are continuing to operate and to work as essential businesses and essential employees through state and local stay-at-home orders. We are working with federal, state and local health authorities to respond to COVID-19 cases in the communities we serve and are taking or supporting measures to try to limit the spread of the virus and to mitigate the burden on the healthcare system. Certain of the measures that we have been taking (such as rescheduling or cancelling elective procedures at our hospitals and other healthcare facilities) will adversely affect our financial results.

As a provider of healthcare services, we are significantly exposed to the health and economic effects of COVID-19. Beginning in March 2020, we have experienced a substantial reduction in the number of elective surgeries, physician office visits and emergency room volumes at our hospitals and other healthcare facilities due to restrictive measures, including quarantines and stay-at-home and shelter-in-place orders, as well as general concerns related to the risk of contracting COVID-19 from interacting with the healthcare system. We believe that certain of these patient volume declines reflect a deferral of healthcare services utilization to a later period, rather than a permanent reduction in demand for our services. Given the general necessity of the healthcare services we provide, we anticipate that in the future historically normal service levels may resume and that the deferral of services during the pandemic may create a backlog of demand; however, there is no assurance that either will occur. While our hospitals have not experienced major capacity constraints to date arising from the treatment of COVID-19 patients, there are hospitals in the United States that are located in centers of the COVID-19 outbreak and have been overwhelmed in caring for COVID-19 patients, which has prevented such hospitals from treating all patients who seek care. Our hospitals could be subject to such conditions in the future if a major COVID-19 outbreak occurs in a geographic region where any of our hospitals are located.

We may experience supply chain disruptions, including delays and price increases in equipment, pharmaceuticals and medical supplies. Staffing, equipment, and pharmaceutical and medical supplies shortages may impact our ability to admit and treat patients. We have incurred, and may continue to incur, increased expenses arising from the COVID-19 pandemic, including additional supply chain and other expenditures.

Broad economic factors resulting from the current COVID-19 pandemic, including high unemployment and underemployment levels and reduced consumer spending and confidence, could also affect our service mix, revenue mix, payor mix and patient volumes, as well as our ability to collect outstanding receivables. Business closures and layoffs in the geographic areas in which we operate may lead to increases in the uninsured and underinsured populations and adversely affect demand for our services, as well as the ability of patients and other payors to pay for services rendered. Any increase in the amount or deterioration in the collectability of patient accounts receivable will adversely affect our financial results and require an increased level of working capital.

We are not able to fully quantify the impact that the COVID-19 pandemic will have on our financial results during 2020, but expect developments related to COVID-19 to materially affect our financial performance in 2020. Moreover, the COVID-19 pandemic may otherwise have material adverse effects on our results of operations, financial position, and/or our cash flows, particularly if negative economic and/or public health conditions in the United States deteriorate or persist for a significant period of time. The ultimate impact of the pandemic on our financial results will depend on, among other factors, the duration and severity of the pandemic as well as negative economic conditions arising from the pandemic, the volume of canceled or rescheduled procedures at our facilities, the volume of COVID-19 patients cared for across our health systems, and the impact of government actions and administrative regulations on the hospital industry and broader economy, including through existing and any future stimulus efforts. Furthermore, the pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, which could reduce our ability to access capital and negatively affect our liquidity in the future. As discussed below under “Legislative Overview”, we have received, and may continue to receive, payments and advances under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, and the Paycheck Protection Program and Health Care Enhancement Act, or PPPHCE Act, which will be beneficial in addressing the impact of the COVID-19 pandemic on our results of operations and financial position. We are unable to assess the extent to which anticipated negative impacts on us arising from the COVID-19 pandemic will be offset by amounts received, and which we may in the future receive, under the CARES Act, the PPPHCE Act, or other legislation.

Completed Divestiture and Acquisition Activity

During the three months ended March 31, 2020, we completed the divestiture of three hospitals, which closed effective January 1, 2020 (for these hospitals, we received the net proceeds at a preliminary closing on December 31, 2019). These three hospitals represented annual net operating revenues in 2019 of approximately $306 million and, we received total net proceeds of approximately $240 million in connection with the disposition of these hospitals.

During 2019, we completed the divestiture of 12 hospitals, including two which closed effective January 1, 2019 (for these hospitals, we received the net proceeds at a preliminary closing on December 31, 2018). These 12 hospitals represented annual net operating revenues in 2018 of approximately $1.1 billion and, excluding the net proceeds for the two hospitals that preliminarily closed on December 31, 2018, we received total net proceeds of approximately $335 million in connection with the disposition of these hospitals.

The following table provides a summary of hospitals that we divested during the three months ended March 31, 2020 and the year ended December 31, 2019:

Hospital	Buyer	City, State	Licensed Beds	Effective Date

2020 Divestitures:

Southside Regional Medical Center	Bon Secours Mercy Health System	Petersburg, VA	300	January 1, 2020
Southampton Memorial Hospital	Bon Secours Mercy Health System	Franklin, VA	105	January 1, 2020
Southern Virginia Regional Medical Center	Bon Secours Mercy Health System	Emporia, VA	80	January 1, 2020

2019 Divestitures:

Bluefield Regional Medical Center	Princeton Community Hospital Association	Bluefield, WV	92	October 1, 2019
Lake Wales Medical Center	Adventist Health System	Lake Wales, FL	160	September 1, 2019
Heart of Florida Regional Medical Center	Adventist Health System	Davenport, FL	193	September 1, 2019
College Station Medical Center	St. Joseph Regional Health Center	College Station, TX	167	August 1, 2019
Tennova Healthcare - Lebanon	Vanderbilt University Medical Center	Lebanon, TN	245	August 1, 2019
Chester Regional Medical Center	Medical University Hospital Authority	Chester, SC	82	March 1, 2019
Carolinas Hospital System - Florence	Medical University Hospital Authority	Florence, SC	396	March 1, 2019
Springs Memorial Hospital	Medical University Hospital Authority	Lancaster, SC	225	March 1, 2019
Carolinas Hospital System - Marion	Medical University Hospital Authority	Mullins, SC	124	March 1, 2019
Memorial Hospital of Salem County	Community Healthcare Associates, LLC	Salem, NJ	126	January 31, 2019
Mary Black Health System - Spartanburg	Spartanburg Regional Healthcare System	Spartanburg, SC	207	January 1, 2019
Mary Black Health System - Gaffney	Spartanburg Regional Healthcare System	Gaffney, SC	125	January 1, 2019

In addition to the divestiture of the hospitals in 2019 and 2020 noted above, we have entered into several definitive agreements to sell a total of seven hospitals, for which we expect to receive aggregate proceeds of approximately $400 million.

•

On January 30, 2020, we entered into definitive agreements for the sale of substantially all of the assets of each of Shands Live Oak Regional Medical Center (25 licensed beds) in Live Oak, Florida and Shands Starke Regional Medical Center (49 licensed beds) in Starke, Florida to affiliates of HCA Healthcare, Inc., or HCA.

•

On March 18, 2020, we entered into a definitive agreement for the sale of substantially all of the assets of Northern Louisiana Medical Center (130 licensed beds) in Ruston, Louisiana to affiliates of Allegiance Health Management, Inc.

•

On April 20, 2020, we entered into a definitive agreement for the sale of substantially all of the assets of San Angelo Community Medical Center (171 licensed beds) in San Angelo, Texas to affiliates of Shannon Health System.

•

On April 27, 2020, we entered into a definitive agreement for the sale of substantially all of the assets of each of Abilene Regional Medical Center (231 licensed beds) in Abilene, Texas and Brownwood Regional Medical Center (188 licensed beds) in Brownwood, Texas to subsidiaries of Hendrick Health System.

•

On April 27, 2020, we entered into a definitive agreement for the sale of the majority ownership interest in St. Cloud Regional Medical Center (84 licensed beds) in St. Cloud, Florida to affiliates of Orlando Health, Inc., who already hold the minority ownership interest.

These divestitures, which are expected to be completed at various times during the second and third quarters of 2020, will mark the end of our formal portfolio rationalization strategy, which commenced in 2017. There can be no assurance that these potential divestitures subject to definitive agreements will be completed, or if they are completed, the ultimate timing of the completion of these divestitures. We continue to receive interest from potential acquirers for certain of our hospitals, and may, from time to time, consider selling additional hospitals following the completion of our formal portfolio rationalization strategy, if we consider any such disposition to be in our best interests.

We expect to use proceeds from divestitures for general corporate purposes.

During the three months ended March 31, 2020, we paid less than $1 million to acquire the operating assets and related businesses of certain physician practices, clinics and other ancillary businesses that operate within the communities served by our hospitals.

Overview of Operating Results

Our net operating revenues for the three months ended March 31, 2020 decreased $351 million to approximately $3.0 billion compared to approximately $3.4 billion for the three months ended March 31, 2019, primarily as a result of developments related to COVID-19 as highlighted above, and hospitals divested during 2019 and 2020. On a same-store basis, net operating revenues for the three months ended March 31, 2020 decreased $109 million, also primarily as a result of the COVID-19 pandemic.

We had net income of $34 million during the three months ended March 31, 2020, compared to a net loss of $101 million for the three months ended March 31, 2019. Net income for the three months ended March 31, 2020 included the following:

•	an after-tax charge of $1 million for government and other legal settlements and related costs,

•	an after-tax charge of $3 million for loss from early extinguishment of debt,

•	an after-tax charge of $35 million for the impairment of goodwill and long-lived assets of hospitals sold or held for sale based on their estimated fair values,

•

an after-tax charge of $1 million for legal expenses related to the final global resolution and settlement of certain Health Management Associates, Inc., or HMA, legal proceedings entered into with the U.S. Department of Justice in the three months ended September 30, 2018, or the HMA Legal Matters, and

•

income of approximately $240 million due to discrete tax benefits related to the release of federal and state valuation allowances on IRC Section 163(j) interest carryforwards as a result of an increase to the deductible interest expense allowed for 2019 and 2020 under the CARES Act that was enacted during the three months ended March 31, 2020.

Net	loss for the three months ended March 31, 2019 included the following:

•	an after-tax charge of $4 million for government and other legal settlements and related costs,

•	an after-tax charge of $29 million for the impairment of goodwill and long-lived assets of hospitals sold or held for sale based on their estimated fair values,

•	an after-tax charge of $23 million for loss from early extinguishment of debt, and

•	an after-tax charge of $1 million for legal expenses related to the settlement of the HMA Legal Matters.

Consolidated inpatient admissions for the three months ended March 31, 2020, decreased 13.3%, compared to the three months ended March 31, 2019. Consolidated adjusted admissions for the three months ended March 31, 2020, decreased 12.8%, compared to the three months ended March 31, 2019. Same-store inpatient admissions for the three months ended March 31, 2020, decreased 5.2%, compared to the three months ended March 31, 2019, and same-store adjusted admissions for the three months ended March 31, 2020, decreased 4.8%, compared to the three months ended March 31, 2019.

Self-pay revenues represented approximately 1.0% of net operating revenues for both of the three-month periods ended March 31, 2020 and 2019. The amount of foregone revenue related to providing charity care services as a percentage of net operating revenues was approximately 5.5% and 4.2% for the three months ended March 31, 2020 and 2019, respectively. Direct and indirect costs incurred in providing charity care services as a percentage of net operating revenues was approximately 0.6% and 0.5% for the three months ended March 31, 2020 and 2019, respectively.

Legislative Overview

The U.S. Congress and certain state legislatures have introduced and passed a large number of proposals and legislation designed to make major changes in the healthcare system, including changes that have impacted access to health insurance. The most prominent of these recent efforts, the Affordable Care Act, affected how healthcare services are covered, delivered and reimbursed. The Affordable Care Act increased health insurance coverage through a combination of public program expansion and private sector health insurance reforms and mandated that substantially all U.S. citizens maintain health insurance. The Affordable Care Act also made a number of changes to Medicare and Medicaid, such as a productivity offset to the Medicare market basket update and reductions to the Medicare and Medicaid disproportionate share hospital, or DSH, payments.

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

Of critical importance to us will be the potential impact of any changes specific to the Medicaid program, including the funding and expansion provisions of the Affordable Care Act or any subsequent legislation or agency initiatives. Historically, the states with the greatest reductions in the number of uninsured adult residents have expanded Medicaid. A number of states have opted out of the Medicaid coverage expansion provisions, but could ultimately decide to expand their programs at a later date. Of the 17 states in which we operated hospitals as of March 31, 2020, eight states have taken action to expand their Medicaid programs. At this time, the other nine states have not, including Florida, Alabama, Tennessee and Texas, where we operated a significant number of hospitals as of March 31, 2020. Some states use, or have applied to use, waivers granted by CMS to implement expansion, impose different eligibility or enrollment restrictions, or otherwise implement programs that vary from federal standards. CMS administrators have indicated that they are increasing state flexibility in the administration of Medicaid programs. For example, CMS has granted a limited number of state applications for waivers that allow a state to condition Medicaid enrollment on work or other community engagement. Several states have similar applications pending.

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

In recent years, a number of laws, including the Affordable Care Act and Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, have promoted shifting from traditional fee-for-service reimbursement models to alternative payment models that tie reimbursement to quality and cost of care. CMS currently administers various ACOs and bundled payment demonstration projects and has indicated that it will continue to pursue similar initiatives. However, the COVID-19 pandemic may impact provider performance and data reporting under these initiatives. CMS has temporarily modified requirements of certain programs by, for example, extending reporting deadlines.

As a result of the COVID-19 pandemic, federal and state governments have passed legislation, promulgated regulations, and taken other administrative actions intended to assist healthcare providers in providing care to COVID-19 and other patients during the public health emergency. These measures include temporary relief from Medicare conditions of participation requirements for healthcare providers, temporary relaxation of licensure requirements for healthcare professionals, temporary relaxation of privacy restrictions for telehealth remote communications, promoting use of telehealth by temporarily expanding the scope of services for which Medicare reimbursement is available, and limited waivers of fraud and abuse laws for activities related to COVID-19 during the emergency period.

One of the primary sources of relief for healthcare providers is the CARES Act, an economic stimulus package signed into law on March 27, 2020. The CARES Act includes $100 billion in funding to be distributed through the PHSSEF to eligible providers, including public entities and Medicare- and/or Medicaid-enrolled providers. PHSSEF payments are intended to compensate healthcare providers for lost revenues and incremental expenses incurred in response to the COVID-19 pandemic and are not required to be repaid, provided that recipients attest to and comply with certain terms and conditions, including limitations on balance billing and not using PHSSEF funds to reimburse expenses or losses that other sources are obligated to reimburse. In addition, the CARES Act expanded the Medicare Accelerated and Advance Payment Program to increase cash flow to providers impacted by the COVID-19 pandemic. Inpatient acute care hospitals may request an accelerated payments of up to 100% of the Medicare payment amount for a six-month period (not including Medicare Advantage payments), although CMS is now reevaluating pending and new applications in light of direct payments made available through the PHSSEF. The Medicare Accelerated and Advanced Payment Program payments are advances that providers must repay. CMS must recoup the accelerated payments beginning 120 days after receipt by the provider by withholding future Medicare payments for claims. The CARES Act also includes other provisions offering financial relief, for example temporarily lifting the Medicare sequester, which would have otherwise reduced payments to Medicare providers by 2%, delaying scheduled reductions to Medicaid DSH payments, providing a 20% add-on to the inpatient PPS DRG rate for COVID-19 patients for the duration of the public health emergency, and permitting the deferral of payment of the employer portion of social security taxes between March 27, 2020 and December 31, 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022.

In addition to the funds appropriated under the CARES Act, the PPPHCE Act, a stimulus package signed into law on April 24, 2020, includes additional emergency appropriations for COVID-19 response, including $75 billion to be distributed to eligible providers through the PHSSEF. This funding is also intended to reimburse providers for lost revenues and healthcare-related expenses attributable to the COVID-19 pandemic. Applicants for the funds will be required to submit a justification statement for the payments. Recipients will not be required to repay the government for funds received, provided they comply with terms and conditions, which have not yet been finalized.

Due to the recent enactment of the CARES Act and the PPPHCE Act, there is still a high degree of uncertainty surrounding their implementation, and the public health emergency continues to evolve. We continue to assess the potential impact of the CARES Act, the PPPHCE Act, the potential impact of future stimulus measures, if any, and the impact of other laws, regulations, and guidance related to COVID-19 on our business, results of operations, financial condition and cash flows.

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

As a result of our current levels of cash, funds we have received and may in the future receive under the CARES Act, the PPPHCE Act, or any future stimulus measures, available borrowing capacity, long-term outlook on our debt repayments, the refinancing of certain of our notes, proceeds from the sale of hospitals and our continued projection of our ability to generate cash flows, we anticipate that we will be able to invest the necessary capital in our business over the next twelve months. We believe there continues to be ample opportunity to strengthen our market share in substantially all of our markets by decreasing the need for patients to travel outside their communities for healthcare. Furthermore, we will continue to strive to improve operating efficiencies and procedures in order to improve the performance of our hospitals.

Sources of Revenue

The following table presents the approximate percentages of net operating revenues by payor source for the periods indicated. The data for the periods presented are not strictly comparable due to the effect that hospital acquisitions and divestitures have had on these statistics.

	Three Months Ended
	March 31,
	2020	2019
Medicare	25.0%	26.3%
Medicaid	13.5	12.7
Managed Care and other third-party payors	60.5	60.0
Self-pay	1.0	1.0
Total	100.0%	100.0%

As shown above, we receive a substantial portion of our revenues from the Medicare and Medicaid programs. Included in Managed Care and other third-party payors is operating revenues from insurance companies with which we have insurance provider contracts, Medicare managed care, insurance companies for which we do not have insurance provider contracts, workers’ compensation carriers and non-patient service revenue, such as rental income and cafeteria sales. In the future, we generally expect the portion of revenues received from the Medicare and Medicaid programs to increase over the long-term due to the general aging of the population and the impacts of the Affordable Care Act. The Affordable Care Act has increased the number of insured patients in states that have expanded Medicaid, which in turn, has reduced the percentage of revenues from self-pay patients. However, it is unclear whether the trend of increased coverage will continue, due in part to the impact of the COVID-19 pandemic and the elimination of the financial penalty associated with the individual mandate, effective January 1, 2019. Further, the Affordable Care Act imposes significant reductions in amounts the government pays Medicare managed care plans. The trend toward increased enrollment in Medicare and Medicaid managed care may adversely affect our operating revenue. An executive order issued in October 2019 seeks to accelerate this shift away from traditional fee-for-service Medicare to Medicare managed care. We may also be impacted by regulatory requirements imposed on insurers, such as minimum medical-loss ratios and specific benefit requirements. Furthermore, in the normal course of business, managed care programs, insurance companies and employers actively negotiate the amounts paid to hospitals. Our relationships with payors may be impacted by price transparency initiatives and out-of-network billing proposals. There can be no assurance that we will retain our existing reimbursement arrangements or that these third-party payors will not attempt to further reduce the rates they pay for our services.

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-based reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for the treatment of patients covered by Medicare, Medicaid and non-governmental payors are generally less than our standard billing rates. We account for the differences between the estimated program reimbursement rates and our standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues and net income (loss) by an insignificant amount in each of the three-month periods ended March 31, 2020 and 2019.

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

Payment rates under the Medicaid program vary by state. In addition to the base payment rates for specific claims for services rendered to Medicaid enrollees, several states utilize supplemental reimbursement programs to make separate payments that are not specifically tied to an individual’s care, some of which offset a portion of the cost of providing care to Medicaid and indigent patients. These programs are designed with input from CMS and are funded with a combination of state and federal resources, including, in certain instances, fees or taxes levied on the providers. The programs are generally authorized for a specified period of time and require CMS’s approval to be extended. We are unable to predict whether or on what terms CMS will extend the supplemental programs in the states in which we operate. Under these supplemental programs, we recognize revenue and related expenses in the period in which amounts are estimable and collection is reasonably assured. Reimbursement under these programs is reflected in net operating revenues and included as Medicaid revenue in the table above, and fees, taxes or other program related costs are reflected in other operating expenses.

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

The following tables summarize, for the periods indicated, selected operating data.

	Three Months Ended March 31,
	2020	2019
Operating results, as a percentage of net operating revenues:
Net operating revenues	100.0%	100.0%
Operating expenses (a)	(90.1)	(88.8)
Depreciation and amortization	(4.8)	(4.5)
Impairment and loss on sale of businesses, net	(1.5)	(1.1)
Income from operations	3.6	5.6
Interest expense, net	(8.7)	(7.6)
Loss from early extinguishment of debt	(0.1)	(0.9)
Equity in earnings of unconsolidated affiliates	0.3	0.1
Loss before income taxes	(4.9)	(2.8)
Benefit from (provision for) income taxes	6.0	(0.2)
Net income (loss)	1.1	(3.0)
Less: Net income attributable to noncontrolling interests	(0.5)	(0.5)
Net income (loss) attributable to Community Health Systems, Inc. stockholders	0.6%	(3.5	) %

	Three Months Ended March 31,
	2020	2019
Percentage (decrease) increase from prior year:
Net operating revenues	(10.4)%	(8.5)%
Admissions (b)	(13.3)	(13.4)
Adjusted admissions (c)	(12.8)	(12.8)
Average length of stay (d)	(2.2)	-
Net income (loss) attributable to Community Health Systems, Inc.	115.3	(372.0)
Same-store percentage increase (decrease) from prior year (e):
Net operating revenues	(3.5)%	3.1%
Admissions (b)	(5.2)	(0.1)
Adjusted admissions (c)	(4.8)	0.8

(a)	Operating expenses include salaries and benefits, supplies, other operating expenses, government and other legal settlements and related costs and lease cost and rent.
(b)	Admissions represents the number of patients admitted for inpatient treatment.
(c)

Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by multiplying admissions by gross patient revenues and then dividing that number by gross inpatient revenues.

(d)	Average length of stay represents the average number of days inpatients stay in our hospitals.
(e)	Includes acquired hospitals to the extent we operated them in both periods and excludes information for the hospitals sold during 2019 and the three months ended March 31, 2020.

Items (b) – (e) are metrics used to manage our performance. These metrics provide useful insight to investors about the volume and acuity of services we provide, which aid in evaluating our financial results.

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Net operating revenues decreased by 10.4% to approximately $3.0 billion for the three months ended March 31, 2020, from approximately $3.4 billion for the three months ended March 31, 2019. Net operating revenues on a same-store basis from hospitals that were operated throughout both periods decreased $109 million, or 3.5%, during the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. The decrease in same-store net operating revenues was primarily due to a decline in volumes resulting from the COVID-19 pandemic. Non-same-store net operating revenues decreased $243 million during the three months ended March 31, 2020, in comparison to the prior year period, with the decrease attributable primarily to the divestiture of hospitals during 2019 and 2020. On a consolidated basis, inpatient admissions decreased by 13.3% during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. Also on a consolidated basis, adjusted admissions decreased by 12.8% during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. On a same-store basis, net operating revenues per adjusted admission increased 1.4%, while inpatient admissions decreased by 5.2% and adjusted admissions decreased by 4.8% for the three months ended March 31, 2020, compared to the three months ended March 31, 2019.

Operating expenses, as a percentage of net operating revenues, increased from 94.4% during the three months ended March 31, 2019 to 96.4% during the three months ended March 31, 2020. Operating expenses, excluding depreciation and amortization and impairment and loss on sale of businesses, as a percentage of net operating revenues, increased from 88.8% for the three months ended March 31, 2019 to 90.1% for the three months ended March 31, 2020. Salaries and benefits, as a percentage of net operating revenues, increased from 45.7% for the three months ended March 31, 2019 to 46.4% for the three months ended March 31, 2020. Other operating expenses, as a percentage of net operating revenues, increased from 24.1% for the three months ended March 31, 2019 to 24.4% for the three months ended March 31, 2020. Salaries and benefits and other operating expenses increased as a percentage of net operating revenues due to a decline in net operating revenues resulting from the COVID-19 pandemic. Supplies, as a percentage of net operating revenues, remained consistent at 16.5% for both of the three-month periods ended March 31, 2020 and 2019. Expense related to government and other legal settlements and related costs, as a percentage of net operating revenues, remained consistent at 0.1% for both of the three-month periods ended March 31, 2020 and 2019. Lease cost and rent, as a percentage of net operating revenues, increased from 2.4% for the three months ended March 31, 2019 to 2.7% for the three months ended March 31, 2020.

Depreciation and amortization, as a percentage of net operating revenues, increased from 4.5% for the three months ended March 31, 2019 to 4.8% for the three months ended March 31, 2020, primarily due to a decrease in net operating revenues as a result of the COVID-19 pandemic.

Impairment and loss on sale of businesses was $45 million for the three months ended March 31, 2020, compared to $38 million for the three months ended March 31, 2019, related to impairment of the long-lived assets and reporting unit goodwill allocated to hospitals classified as held for sale or sold during the respective periods.

Interest expense, net, increased by $5 million to $262 million for the three months ended March 31, 2020 compared to $257 million for the three months ended March 31, 2019. This was primarily due to our debt refinancing activity during the three months ended March 31, 2020 as discussed further in Capital Resources, compared to the same period in 2019, which resulted in an increase in interest expense of $5 million. We also had one additional day of interest expense since 2020 was a leap year, which resulted in a $3 million increase in interest expense during the three months ended March 31, 2020, compared to the same period 2019. These increases were partially offset by a decrease in our average outstanding debt during the three months ended March 31, 2020, which resulted in a decrease in interest expense of $3 million, compared to the same period in 2019.

Loss from early extinguishment of debt of $4 million was recognized during the three months ended March 31, 2020, as a result of the refinancing of certain of our outstanding notes as discussed further in Capital Resources. Loss from early extinguishment of debt of $31 million was recognized during the three months ended March 31, 2019, as a result of the Credit Facility amendment and repayment of the term loans thereunder.

Equity in earnings of unconsolidated affiliates, as a percentage of net operating revenues, increased from 0.1% for the three months ended March 31, 2019 to 0.3% for the three months ended March 31, 2020.

The net results of the above-mentioned changes resulted in loss before income taxes increasing $55 million from $94 million for the three months ended March 31, 2019 to $149 million for the three months ended March 31, 2020.

Our benefit from income taxes for the three months ended March 31, 2020 was $183 million compared to a provision for income taxes of $7 million for the three months ended March 31, 2019. Our effective tax rates were 122.8% and (7.4)% for the three months ended March 31, 2020 and 2019, respectively. The difference in our effective tax rate for the three months ended March 31, 2020, when compared to the three months ended March 31, 2019, was primarily due to discrete tax benefits of approximately $240 million related to the release of federal and state valuation allowances on IRC Section 163(j) interest carryforwards as a result of an increase to the deductible interest expense allowed for 2019 and 2020 under the CARES Act that was enacted in the three months ended March 31, 2020.

Net income (loss), as a percentage of net operating revenues, was (3.0)% for the three months ended March 31, 2019 compared to 1.1% for the three months ended March 31, 2020.

Net income attributable to noncontrolling interests, as a percentage of net operating revenues, remained consistent at 0.5% for both of the three-month periods ended March 31, 2020 and 2019.

Net income attributable to Community Health Systems, Inc. was $18 million for the three months ended March 31, 2020, compared to a net loss attributable to Community Health Systems, Inc. of $118 million for the three months ended March 31, 2019.

Liquidity and Capital Resources

Net cash provided by operating activities decreased $76 million, from approximately $133 million for the three months ended March 31, 2019, to approximately $57 million for the three months ended March 31, 2020. The decrease in cash provided by operating activities was primarily the result of timing of interest payments, compared to the same period in 2019. Total cash paid for interest during the three months ended March 31, 2020 increased to approximately $264 million compared to $189 million for the three months ended March 31, 2019. Cash paid for income taxes, net of refunds received, resulted in a net refund of $2 million and less than $1 million during the three months ended March 31, 2020 and 2019, respectively.

Our net cash used in investing activities was approximately $109 million for the three months ended March 31, 2020, compared to net cash provided by investing activities of approximately $19 million for the three months ended March 31, 2019, a decrease of approximately $128 million. The cash used in investing activities during the three months ended March 31, 2020, was primarily impacted by a decrease in proceeds provided by divestitures of hospitals and other ancillary operations of $159 million as a result of fewer hospital divestitures in the first three months of 2020 compared to the same period in 2019 (including the receipt of the net proceeds for the hospitals divested effective January 1, 2020, on December 31, 2019), and a decrease in cash provided by the net impact of the purchases and sales of available-for-sale securities and equity securities of $13 million. The decrease in cash provided by investing activities was partially offset by a decrease in cash used in the purchase of property and equipment of $22 million, and a decrease in the cash used in the acquisition of facilities and other related equipment of $4 million as a result of fewer physician practice, clinic and other ancillary business acquisitions in the first three months of 2020 compared to the same period in 2019 and a decrease in cash used for other investments (primarily from internal-use software expenditures and physician recruiting costs) of $18 million.

Our net cash provided by financing activities was $82 million for the three months ended March 31, 2020, compared to net cash used in financing activities of approximately $71 million for the three months ended March 31, 2019, an increase of approximately $153 million. The increase in cash provided by financing activities, in comparison to the prior year period, was primarily due to the net effect of our debt repayment, refinancing activity, and cash paid for deferred financing costs and other debt-related costs.

The CARES Act, which was enacted on March 27, 2020, authorizes $100 billion in funding to hospitals and other healthcare providers to be distributed through the PHSSEF. The PPPHCA Act, which was enacted on April 24, 2020, includes additional emergency appropriations for COVID-19 response, including $75 billion to be distributed to eligible providers through the PHSSEF. Payments from the PHSSEF are intended to compensate healthcare providers for lost revenues and incremental expenses incurred in response to the COVID-19 pandemic and are not required to be repaid provided the recipients attest to and comply with certain terms and conditions, including limitations on balance billing and not using PHSSEF funds to reimburse expenses or losses that other sources are obligated to reimburse. HHS initially distributed $30 billion of this funding based on each provider’s share of total Medicare fee-for-service reimbursement in 2019, but has announced that $50 billion in CARES Act funding (including the $30 billion already distributed) will be allocated proportional to providers’ share of 2018 net patient revenue. HHS has indicated that distributions of the remaining $50 billion will be targeted primarily to hospitals in COVID-19 high impact areas, to rural providers, and to reimburse providers for COVID-19-related treatment of uninsured patients. In April 2020, we received approximately $245 million in payments from the initial funding of the PHSSEF as noted above, which did not qualify for recognition during the three months ended March 31, 2020. The HHS has not yet announced the precise method by which certain future payments from the PHSSEF will be determined or allocated, so the potential impact to us of future payments from the PHSSEF is unclear.

As a way to increase cash flow to Medicare providers impacted by the COVID-19 pandemic, the CARES Act expanded the Medicare Accelerated and Advance Payment Program. Inpatient acute care hospitals may request accelerated payments of up to 100% of their anticipated Medicare payment amount for a six-month period (not including Medicare Advantage payments), although CMS is now reevaluating pending and new applications in light of direct payments made available through PHSSEF. CMS will base payment amounts for inpatient acute care hospitals on the provider’s Medicare fee-for-service reimbursements in the last six months of 2019. Such accelerated payments are interest free for inpatient acute care hospitals for 12 months, and the program currently requires CMS to recoup the payments beginning 120 days after receipt by the provider, by withholding future Medicare fee-for-service payments for claims until such time as the full accelerated payment has been recouped. The program currently requires the provider must repay any outstanding balance remaining after 12 months or be subjected to an interest rate currently set at 10.25%. In April 2020, we received approximately $1.2 billion of such accelerated payments, which did not qualify for recognition during the three months ended March 31, 2020.

The CARES Act provides for deferred payment of the employer portion of social security taxes between March 27, 2020 and December 31, 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. We began deferring the employer portion of social security taxes in mid-April 2020.

There have been no material changes outside of the ordinary course of business to our upcoming cash obligations during the three months ended March 31, 2020 from those disclosed in the table on page 72 of our 2019 Form 10-K and discussed below related to debt refinancing activity during 2020.

Capital Expenditures

Cash expenditures for purchases of facilities and other related businesses were less than $1 million for the three months ended March 31, 2020, compared to $4 million for the three months ended March 31, 2019. Our expenditures for the three months ended March 31, 2020 and 2019 were primarily related to physician practices and other ancillary services.

Excluding the cost to construct replacement hospitals, our cash expenditures for routine capital for the three months ended March 31, 2020 totaled $70 million compared to $117 million for the three months ended March 31, 2019. These capital expenditures related primarily to the purchase of additional equipment, minor renovations and information systems infrastructure. Costs to construct replacement hospitals totaled $29 million for the three months ended March 31, 2020, compared to $4 million for the three months ended March 31, 2019. The costs to construct replacement hospitals for the three months ended March 31, 2020 and 2019 primarily represent both planning and construction costs for the replacement facility at La Porte, Indiana.

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

Capital Resources

Net working capital was approximately $1.2 billion at March 31, 2020, compared to $1.1 billion at December 31, 2019. Net working capital increased by approximately $50 million between December 31, 2019 and March 31, 2020. This increase is primarily due to the increases in other current assets and cash and cash equivalents and a decrease in accounts payable, partially offset by a decrease in patient accounts receivable during the three months ended March 31, 2020.

In addition to cash flows from operations, available sources of capital include amounts available under the asset-based loan (ABL) credit agreement, or the ABL Credit Agreement, which we entered into on April 3, 2018, as well as anticipated access to public and private debt markets.

Pursuant to the ABL Credit Agreement, the lenders have extended to CHS/Community Health Systems, Inc., or CHS, a revolving asset-based loan facility, or the ABL Facility, in the maximum aggregate principal amount of $1.0 billion, subject to borrowing base capacity. At March 31, 2020, the available borrowing base under the ABL Facility was $769 million, of which we had outstanding borrowings of $380 million and letters of credit issued of $150 million. The issued letters of credit were primarily in support of potential insurance-related claims and certain bonds. Principal amounts outstanding under the ABL Facility will be due and payable in full on April 3, 2023.

The ABL Facility contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting our ability, subject to certain exceptions, to, among other things (1) declare dividends, make distributions or redeem or repurchase capital stock, (2) prepay, redeem or repurchase other debt, (3) incur liens or grant negative pledges, (4) make loans and investments and enter into acquisitions and joint ventures, (5) incur additional indebtedness or provide certain guarantees, (6) engage in mergers, acquisitions and asset sales, (7) conduct transactions with affiliates, (8) alter the nature of our businesses, (9) grant certain guarantees with respect to physician practices, (10) engage in sale and leaseback transactions or (11) change our fiscal year. We are also required to comply with a consolidated fixed coverage ratio, upon certain triggering events described below, and various affirmative covenants. The consolidated fixed coverage ratio is calculated as the ratio of (x) consolidated EBITDA (as defined in the ABL Facility) less capital expenditures to (y) the sum of consolidated interest expense (as defined in the ABL Facility), scheduled principal payments, income taxes and restricted payments made in cash or in permitted investments. For purposes of calculating the consolidated fixed charge coverage ratio, the calculation of consolidated EBITDA as defined in the ABL Facility is a trailing 12-month calculation that begins with our consolidated net income, with certain adjustments for interest, taxes, depreciation and amortization, net income attributable to noncontrolling interests, stock compensation expense, restructuring costs, and the financial impact of other non-cash or non-recurring items recorded during any such 12-month period. The consolidated fixed charge coverage ratio is a required covenant only in periods where the total borrowings outstanding under the ABL Facility reduce the amount available in the facility to less than the greater of (i) $95 million or (ii) 10% of the calculated borrowing base. As a result, in the event we have less than $95 million available under the ABL Facility, we would need to comply with the consolidated fixed charge coverage ratio. At March 31, 2020, we were not subject to the consolidated fixed charge coverage ratio as such triggering event had not occurred during the last twelve months ended March 31, 2020.

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

As of March 31, 2020, we are currently a party to one interest rate swap agreement to limit the effect of changes in interest rates on all of our variable rate debt. We receive a variable rate of interest on this swap based on the three-month LIBOR, in exchange for the payment by us of a fixed rate of interest.

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

As of March 31, 2020, approximately $30 million of our total long-term debt of $13.5 billion is due within the next 12 months.

Proceeds, if any, from the previously announced portfolio rationalization strategy, which is anticipated to formally conclude in the third quarter of this year, are expected to be used for general corporate purposes.

In April 2020, we received relief via the CARES Act, including approximately $245 million in payments through the PHSSEF and approximately $1.2 billion of accelerated payments pursuant to the Medicare Accelerated and Advance Payment Program. As previously noted, PHSSEF payments are not required to be repaid, subject to certain terms and conditions, while payments received under the Medicare Accelerated and Advance Payment Program are required to be repaid. Additionally, the CARES Act permits the deferral of payment of the employer portion of social security taxes between March 27, 2020 and December 31, 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. We believe that deferral of the employer portion of social security taxes, which we began doing in mid-April 2020, along with the funds received under the CARES Act provisions noted above, will positively impact our cash flows from operations during 2020.

As previously discussed, we may require an increased level of working capital if we experience extended billing and collection cycles resulting from negative economic conditions (including high unemployment and underemployment levels) arising from the COVID-19 pandemic, which may impact service mix, revenue mix, payor mix and patient volumes, as well as our ability to collect outstanding receivables. Any increase in the amount or deterioration in the collectability of accounts receivable will adversely affect our cash flows and results of operations, requiring an increased level of working capital.

We believe that internally generated cash flows, funds we have received under the CARES Act, and funds we may receive in the future, under the CARES Act and the PPPHCE Act, and current levels of availability for additional borrowing under the ABL Facility, as well as our continued access to the capital markets, will be sufficient to finance acquisitions, capital expenditures, working capital requirements, and any debt repurchases or other debt repayments we may elect to make or be required to make through the next 12 months. As noted above, the COVID-19 pandemic has resulted in, and may continue to result in, significant disruptions of financial and capital markets, which could reduce our ability to access capital and negatively affect our liquidity in the future. Additionally, while we have received PHSSEF payments and accelerated payments under the CARES Act, and we may receive additional amounts in the future under the CARES Act and the PPPHCE Act, as noted above, there is no assurance regarding the extent to which anticipated negative impacts on us arising from the COVID-19 pandemic will be offset by amounts and benefits received under the CARES Act, and which we may receive in the future under the CARES Act and the PPPHCE Act, or other legislation.

We may elect from time to time to purchase our outstanding debt in open market purchases, privately negotiated transactions or otherwise. Any such debt repurchases will depend upon prevailing market conditions, our liquidity requirements, contractual restrictions, applicable securities laws requirements, and other factors.

Off-balance Sheet Arrangements

Off-balance sheet arrangements consist of letters of credit of $150 million issued on the ABL Facility, primarily in support of potential insurance-related claims and certain bonds, as well as approximately $18 million representing the maximum potential amount of future payments under physician recruiting guarantee commitments in excess of the liability recorded at March 31, 2020.

Noncontrolling Interests

We have sold noncontrolling interests in certain of our subsidiaries or acquired subsidiaries with existing noncontrolling interest ownership positions. As of March 31, 2020, we have hospitals in 10 of the markets we serve, with noncontrolling physician ownership interests ranging from 1% to 40%. In addition, as of March 31, 2020, we have nine other hospitals with noncontrolling interests owned by non-profit entities. Redeemable noncontrolling interests in equity of consolidated subsidiaries was $502 million at both March 31, 2020 and December 31, 2019, and noncontrolling interests in equity of consolidated subsidiaries was $69 million and $77 million as of March 31, 2020 and December 31, 2019, respectively. The amount of net income attributable to noncontrolling interests was $16 million and $17 million for the three months ended March 31, 2020 and 2019, respectively. As a result of the change in the Stark Law “whole hospital” exception included in the Affordable Care Act, we are not permitted to introduce physician ownership at any of our hospital facilities that did not have physician ownership at the time of the adoption of the Affordable Care Act, or increase the aggregate percentage of physician ownership in any of our former or existing hospital joint ventures in excess of the aggregate physician ownership level held at the time of the adoption of the Affordable Care Act.

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

Inflation

The healthcare industry is labor intensive. Wages and other expenses increase during periods of inflation and when labor shortages occur in the marketplace. In addition, our suppliers pass along rising costs to us in the form of higher prices. We have implemented cost control measures, including our case and resource management program, to curb increases in operating costs and expenses. We have generally offset increases in operating costs by increasing reimbursement for services, expanding services and reducing costs in other areas. However, we cannot predict our ability to cover or offset future cost increases, particularly any increases in our cost of providing health insurance benefits to our employees. Moreover, as noted above, we have incurred, and may continue to incur, increased expenses arising from the COVID-19 pandemic, including additional labor, equipment, pharmaceutical, medical supplies, and other expenditures.

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

Revenue Recognition

We record net operating revenues at the transaction price estimated to reflect the total consideration due from patients and third-party payors in exchange for providing goods and services in patient care. These services are considered to be a single performance obligation and have a duration of less than one year. Revenues are recorded as these goods and services are provided. The transaction price, which involves significant estimates, is determined based on our standard charges for the goods and services provided, with a reduction recorded for price concessions related to third party contractual arrangements as well as patient discounts and patient price concessions. During both of the three month periods ended March 31, 2020 and 2019, the impact of changes to the inputs used to determine the transaction price was considered immaterial to the current period.

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

Due to the complexities involved in these estimates, actual payments we receive could be different from the amounts we estimate and record. If the actual contractual reimbursement percentage under government programs and managed care contracts differed by 1% at March 31, 2020 from our estimated reimbursement percentage, net income (loss) for the three months ended March 31, 2020 would have changed by approximately $74 million, and net accounts receivable at March 31, 2020 would have changed by $95 million. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues and net income (loss) by an insignificant amount for each of the three-month periods ended March 31, 2020 and 2019.

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

Patient accounts receivable can be impacted by the effectiveness of our collection efforts. Additionally, significant changes in payor mix, business office operations, economic conditions or trends in federal and state governmental healthcare coverage could affect the net realizable value of accounts receivable. We also continually review the net realizable value of accounts receivable by monitoring historical cash collections as a percentage of trailing net operating revenues, as well as by analyzing current period net revenue and admissions by payor classification, aged accounts receivable by payor, days revenue outstanding, the composition of self-pay receivables between pure self-pay patients and the patient responsibility portion of third-party insured receivables and the impact of recent acquisitions and dispositions. If the actual collection percentage differed by 1% at March 31, 2020 from our estimated collection percentage as a result of a change in expected recoveries, net income (loss) for the three months ended March 31, 2020 would have changed by $52 million, and net accounts receivable at March 31, 2020 would have changed by $67 million. We also continually review our overall reserve adequacy by monitoring historical cash collections as a percentage of trailing net operating revenues, as well as by analyzing current period net revenue and admissions by payor classification, days revenue outstanding, the composition of self-pay receivables between pure self-pay patients and the patient responsibility portion of third-party insured receivables and the impact of recent acquisitions and dispositions.

Our policy is to write-off gross accounts receivable if the balance is under $10.00 or when such amounts are placed with outside collection agencies. We believe this policy accurately reflects our ongoing collection efforts and is consistent with industry practices. We had approximately $3.6 billion at March 31, 2020 and $3.8 billion December 31, 2019, being pursued by various outside collection agencies. We expect to collect less than 3%, net of estimated collection fees, of the amounts being pursued by outside collection agencies. As these amounts have been written-off, they are not included in our accounts receivable. Collections on amounts previously written-off are recognized as a recovery of net operating revenues when received. However, we take into consideration estimated collections of these future amounts written-off in determining the implicit price concessions used to measure the transaction price for the applicable portfolio of patient accounts receivable.

All of the following information is derived from our hospitals, excluding clinics, unless otherwise noted.

Patient accounts receivable from our hospitals represent approximately 98% of our total consolidated accounts receivable.

Days revenue outstanding, adjusted for the impact of receivables for state Medicaid supplemental payment programs, was 57 days and 58 days at March 31, 2020 and December 31, 2019, respectively.

Total gross accounts receivable (prior to allowance for contractual adjustments and implicit price concessions) was approximately $15.9 billion as of March 31, 2020 and approximately $16.6 billion as of December 31, 2019. The approximate percentage of total gross accounts receivable (prior to allowance for contractual adjustments and implicit price concessions) summarized by aging categories is as follows:

As of March 31, 2020:

	% of Gross Receivables
Payor	0 - 90 Days	90 - 180 Days	180 - 365 Days	Over 365 Days
Medicare	12%	-%	-%	1%
Medicaid	6%	1%	1%	1%
Managed Care and Other	26%	4%	3%	2%
Self-Pay	10%	8%	11%	14%

As of December 31, 2019:

	% of Gross Receivables
Payor	0 - 90 Days	90 - 180 Days	180 - 365 Days	Over 365 Days
Medicare	13%	1%	-%	1%
Medicaid	6%	1%	1%	1%
Managed Care and Other	27%	4%	3%	2%
Self-Pay	9%	8%	10%	13%

The approximate percentage of total gross accounts receivable (prior to allowances for contractual adjustments and implicit price concessions) summarized by payor is as follows:

	March 31,	December 31,
	2020	2019
Insured receivables	58.1%	59.5%
Self-pay receivables	41.9	40.5
Total	100.0%	100.0%

The combined total at our hospitals and clinics for the estimated implicit price concessions for self-pay accounts receivable and allowances for other self-pay discounts and contractuals, as a percentage of gross self-pay receivables, was approximately 90% at both March 31, 2020 and December 31, 2019. If the receivables that have been written-off, but where collections are still being pursued by outside collection agencies, were included in both the allowances and gross self-pay receivables specified above, the percentage of combined allowances to total self-pay receivables would have been 93% and 94% at March 31, 2020 and December 31, 2019, respectively.

Goodwill and Other Intangibles

Goodwill represents the excess of the fair value of the consideration conveyed in the acquisition over the fair value of net assets acquired. Goodwill is evaluated for impairment annually and when an event occurs or circumstances change that, more likely than not, reduce the fair value of the reporting unit below its carrying value. During 2017, we early adopted Accounting Standards Update, or ASU 2017-04, which allows a company to record a goodwill impairment when the reporting units carrying value exceeds the fair value determined in step one. We performed our last annual goodwill impairment evaluation during the fourth quarter of 2019 using the October 31, 2019 measurement date, which indicated no impairment.

At March 31, 2020, we had approximately $4.3 billion of goodwill recorded, all of which resides at our hospital operations reporting unit.

While no impairment was indicated in our annual goodwill evaluation as of the October 31, 2019 measurement date, the reduction in our fair value and the resulting goodwill impairment charges recorded in 2016 and 2017 reduced the carrying value of our hospital operations reporting unit to an amount equal to our estimated fair value as of such prior year measurement dates. This increases the risk that future declines in fair value could result in goodwill impairment. The determination of fair value in step one of our goodwill impairment analysis is based on an estimate of fair value for the hospital operations reporting unit utilizing known and estimated inputs at the evaluation date. Some of those inputs include, but are not limited to, the most recent price of our common stock or fair value of our long-term debt, estimates of future revenue and expense growth, estimated market multiples, expected capital expenditures, income tax rates, and costs of invested capital. A detailed evaluation of potential impairment indicators was performed as of March 31, 2020, which specifically considered the decline in the fair market value of our outstanding senior secured and unsecured notes and common stock during the first quarter as a result of the COVID-19 pandemic. Volatility was observed in the prices of our outstanding debt securities and common stock and the decline in patient volumes following the emergence of COVID-19 was also considered. On the basis of available evidence as of March 31, 2020, no indicators of impairment were identified.

Future estimates of fair value could be adversely affected if the actual outcome of one or more of the assumptions described above changes materially in the future, including a decline in our stock price and the fair value of its our long-term debt, lower than expected hospital volumes, higher market interest rates or increased operating costs. Such changes impacting the calculation of our fair value, the risks of which are amplified by the COVID-19 pandemic, could result in a material impairment charge in the future.

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

The net present value of the projected payments was discounted using a weighted-average risk-free rate of 2.0% as of March 31, 2020 and 2.6% and 3.1% in 2019 and 2018, respectively. This liability is adjusted for new claims information in the period such information becomes known to us. Professional malpractice expense includes the losses resulting from professional liability claims and loss adjustment expense, as well as paid excess insurance premiums, and is presented within other operating expenses in the accompanying condensed consolidated statements of income (loss).

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

There were no significant changes in our estimate of the reserve for professional liability claims during the three months ended March 31, 2020.

Income Taxes

We must make estimates in recording provision for income taxes, including determination of deferred tax assets and deferred tax liabilities and any valuation allowances that might be required against the deferred tax assets. We believe that future income will enable us to realize certain deferred tax assets, subject to the valuation allowance we have established.

The total amount of unrecognized benefit that would impact the effective tax rate, if recognized, was approximately $1 million as of March 31, 2020. A total of approximately $1 million of interest and penalties is included in the amount of liability for uncertain tax positions at March 31, 2020. It is our policy to recognize interest and penalties related to unrecognized benefits in our condensed consolidated statements of income (loss) as income tax expense.

It is possible the amount of unrecognized tax benefit could change in the next 12 months as a result of a lapse of the statute of limitations and settlements with taxing authorities; however, we do not anticipate the change will have a material impact on our consolidated results of operations or consolidated financial position.

Our federal income tax returns for the 2009 and 2010 tax years have been settled with the Internal Revenue Service. The results of these examinations were not material to our consolidated results of operations or consolidated financial position. Our federal income tax returns for the 2014 and 2015 tax years remain under examination by the Internal Revenue Service. We believe the results of these examinations will not be material to our consolidated results of operations or consolidated financial position. We have extended the federal statute of limitations through December 31, 2020 for Community Health Systems, Inc. for the tax periods ended December 31, 2014 and 2015. Our federal income tax return for the 2018 tax year is under examination by the Internal Revenue Service.

Recent Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update, or ASU, 2020-04, or Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria that reference LIBOR or another rate that is expected to be discontinued. The amendments in the ASU are effective for all entities as of March 12, 2020 through December 31, 2022. The adoption of this guidance did not have a material impact on our condensed consolidated financial position or results of operations.

We have evaluated all other recently issued, but not yet effective, ASUs and does not expect the eventual adoption of these ASUs to have a material impact on its condensed consolidated financial position or results of operations.

FORWARD-LOOKING STATEMENTS

Some of the matters discussed in this Report include “forward-looking statements” within the meaning of the federal securities laws, which involve risks, assumptions and uncertainties. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “thinks,” and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include, among other things:

•

developments related to COVID-19, including, without limitation, related to the length and severity of the pandemic; the volume of canceled or rescheduled procedures; the volume of COVID-19 patients cared for across our health systems; measures we are taking to respond to the COVID-19 pandemic; the impact of government and administrative regulation on us; changes in net revenue due to patient volumes, payor mix and deteriorating macroeconomic conditions; potential increased expenses related to labor, supply chain or other expenditures; workforce disruptions; and supply shortages and disruptions;

•

uncertainty regarding the implementation of the CARES Act, the PPPHCE Act, and any other future stimulus measures related to COVID-19, including the magnitude and timing of any future payments or benefits we may receive thereunder;

•	general economic and business conditions, both nationally and in the regions in which we operate, including economic and business conditions resulting from the COVID-19 pandemic;

•

the impact of current or future federal and state health reform initiatives, including, without limitation, the Affordable Care Act, and the potential for the Affordable Care Act to be repealed or found unconstitutional or otherwise invalidated, or for additional changes to the law, its implementation or its interpretation (including through executive orders and court challenges);

•

the extent to and manner in which states support increases, decreases or changes in Medicaid programs, implement health insurance exchanges or alter the provision of healthcare to state residents through regulation or otherwise;

•	the future and long-term viability of health insurance exchanges and potential changes to the beneficiary enrollment process;

•

risks associated with our substantial indebtedness, leverage and debt service obligations, including our ability to refinance such indebtedness on acceptable terms or to incur additional indebtedness, and our ability to remain in compliance with debt covenants, as well as risks associated with disruptions in the financial and capital markets as the result of the COVID-19 pandemic which could impact us from a financing and liquidity perspective;

•	demographic changes;

•

changes in, or the failure to comply with, federal, state or local laws or governmental regulations affecting our business, including any such laws or governmental regulations which are adopted in connection with the COVID-19 pandemic;

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

•	liabilities and other claims asserted against us, including self-insured malpractice claims;

•	competition;

•	our ability to attract and retain, at reasonable employment costs, qualified personnel, key management, physicians, nurses and other healthcare workers;

•	trends toward treatment of patients in less acute or specialty healthcare settings, including ambulatory surgery centers or specialty hospitals or via telehealth;

•	changes in medical or other technology;

•	changes in U.S. GAAP;

•	the availability and terms of capital to fund any additional acquisitions or replacement facilities or other capital expenditures;

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

•	the impact that changes in our relationships with joint venture or syndication partners could have on effectively operating our hospitals or ancillary services or in advancing strategic opportunities;

•	our ability to successfully integrate any acquired hospitals, or to recognize expected synergies from acquisitions;

•	the impact of seasonal severe weather conditions, including the timing and amount of insurance recoveries in relation to severe weather events;

•	our ability to obtain adequate levels of insurance, including general liability, professional liability, and directors and officers liability insurance;

•	timeliness of reimbursement payments received under government programs;

•	effects related to pandemics, epidemics, or outbreaks of infectious diseases, including the coronavirus known as COVID-19 as noted above;

•	the impact of cyber-attacks or security breaches;

•	any failure to comply with the terms of the Corporate Integrity Agreement;

•	the concentration of our revenue in a small number of states;

•	our ability to realize anticipated cost savings and other benefits from our current strategic and operational cost savings initiatives;

•	changes in interpretations, assumptions and expectations regarding the Tax Cuts and Jobs Act; and

•	the other risk factors set forth in our 2019 Form 10-K, and our other public filings with the SEC.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate changes, primarily as a result of the ABL Facility which bears interest based on floating rates. In order to manage the volatility relating to the market risk, we entered into interest rate swap agreements to manage our exposure to these fluctuations, as described under the heading “Liquidity and Capital Resources” in Part I, Item 2. We utilize risk management procedures and controls in executing derivative financial instrument transactions. We do not execute transactions or hold derivative financial instruments for trading purposes. Derivative financial instruments related to interest rate sensitivity of debt obligations are used with the goal of mitigating a portion of the exposure when it is cost effective to do so. As of March 31, 2020, our one outstanding interest rate swap agreement with a notional amount of $300 million and a termination date of August 30, 2020 represented approximately 78.9% of our variable rate debt.

A 1% change in interest rates on variable rate debt in excess of that amount covered by interest rate swaps would have resulted in interest expense fluctuating less than $1 million and approximately $3 million for the three months ended March 31, 2020 and 2019, respectively.

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

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2020 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

The following legal proceedings are described in detail because, although they may not be required to be disclosed in this Part II, Item 1 under SEC rules, due to the nature of the business of the Company, we believe that the following discussion of these matters may provide useful information to security holders. This discussion does not include claims and lawsuits covered by medical malpractice, general liability or employment practices insurance and risk retention programs, none of which claims or lawsuits would in any event be required to be disclosed in this Part II, Item 1 under SEC rules. Certain of the matters referenced below are also discussed in Note 13 of the Notes to Consolidated Financial Statements included under Part I, Item 1 of this Form 10-Q.

Shareholder Litigation

2011 Class Action Shareholder Federal Securities Cases. Three purported class action cases have been filed in the United States District Court for the Middle District of Tennessee; namely, Norfolk County Retirement System v. Community Health Systems, Inc., et al., filed May 9, 2011; De Zheng v. Community Health Systems, Inc., et al., filed May 12, 2011; and Minneapolis Firefighters Relief Association v. Community Health Systems, Inc., et al., filed June 21, 2011. All three seek class certification on behalf of purchasers of our common stock between July 27, 2006 and April 11, 2011 and allege that misleading statements resulted in artificially inflated prices for our common stock. In December 2011, the cases were consolidated for pretrial purposes and NYC Funds and its counsel were selected as lead plaintiffs/lead plaintiffs’ counsel. In lieu of ruling on our motion to dismiss, the court permitted the plaintiffs to file a first amended consolidated class action complaint which was filed on October 5, 2015. Our motion to dismiss was filed on November 4, 2015 and oral argument took place on April 11, 2016. Our motion to dismiss was granted on June 16, 2016 and on June 27, 2016, the plaintiffs filed a notice of appeal to the Sixth Circuit Court of Appeals. The matter was heard on May 3, 2017. On December 13, 2017, the Sixth Circuit reversed the trial court’s dismissal of the case and remanded it to the District Court. We filed a renewed partial motion to dismiss on February 9, 2018, which was denied by the District Court on September 24, 2018. We also filed a petition for writ of certiorari with the United States Supreme Court on April 18, 2018 seeking review of the Sixth Circuit’s decision. The United States Supreme Court denied the petition for a writ of certiorari on October 1, 2018. The District Court granted the Plaintiff’s motion for class certification on July 26, 2019. We filed a petition for permission to appeal the District Court’s class certification order in the Sixth Circuit Court of Appeals on August 9, 2019, and that petition was denied on October 23, 2019. On January 21, 2020, the Company and the Plaintiff filed a stipulation of settlement indicating to the District Court that the parties had reached agreement on the principal terms of a settlement for $53 million. The settlement received preliminary approval from the District Court on January 30, 2020. Objections to the settlement are due May 18, 2020, and the hearing for final approval of the settlement is set for June 19, 2020. Our $53 million reserve for this matter, which was recorded during the three months ended December 31, 2019, remains as of March 31, 2020, pending final approval of the settlement. The proposed settlement amount has been funded by us and is held in escrow as of March 31, 2020. Such amount is recorded in other current assets in the condensed consolidated balance sheet.

Caleb Padilla, individually and on behalf of all others similarly situated v Community Health Systems, Inc., Wayne T. Smith, Larry Cash, and Thomas J. Aaron. This purported federal securities class action was filed in the United States District Court for the Middle District of Tennessee on May 30, 2019. It seeks class certification on behalf of purchasers of our common stock between February 20, 2017 and February 27, 2018 and alleges misleading statements resulted in artificially inflated prices for our common stock. On November 20, 2019, the District Court appointed Arun Bhattacharya and Michael Gaviria as lead plaintiffs in the case. The lead plaintiffs filed a consolidated class complaint on January 21, 2020. The Company filed a motion to dismiss the consolidated class complaint on March 23, 2020. That motion is pending. We believe this matter is without merit and will vigorously defend this case.

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

Commercial Litigation and Other Lawsuits

Becker v. Community Health Systems, Inc. d/b/a Community Health Systems Professional Services Corporation d/b/a Community Health Systems d/b/a Community Health Systems PSC, Inc. d/b/a Rockwood Clinic P.S. and Rockwood Clinic, P.S. (Superior Court, Spokane, Washington). This suit was filed on February 29, 2012, by a former chief financial officer at Rockwood Clinic in Spokane, Washington. Becker claims he was wrongfully terminated for allegedly refusing to certify a budget for Rockwood Clinic in 2012. On February 29, 2012, he also filed an administrative complaint with the Department of Labor, Occupational Safety and Health Administration alleging that he is a whistleblower under Sarbanes-Oxley, which was dismissed by the agency and was appealed to an administrative law judge for a hearing that occurred on January 19-26, 2016. In a decision dated November 9, 2016, the law judge awarded Becker approximately $1.9 million for front pay, back pay and emotional damages with attorney fees to be later determined. We have appealed the award to the Administrative Review Board and are awaiting its decision. At a hearing on July 27, 2012, the trial court dismissed Community Health Systems, Inc. from the state case and subsequently certified the state case for an interlocutory appeal of the denial to dismiss his employer and the management company. The appellate court accepted the interlocutory appeal, and it was argued on April 30, 2014. On August 14, 2014, the court denied our appeal. On October 20, 2014, we filed a petition to review the denial with the Washington Supreme Court. Our appeal was accepted and oral argument was heard on June 9, 2015. On September 15, 2015, the court denied our appeal and remanded to the trial court; a previous trial setting of September 12, 2016 has been vacated and not reset. On October 15, 2019, the Administrative Review Board released an order to show cause requiring Becker to file a brief to show cause why the Administrative Review Board should not remand the previous administrative decision for a new hearing before a new law judge. The parties have settled this case for an immaterial amount and both the administrative action and the Superior Court case have been dismissed.

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

We believe that all class actions, litigation, and investigations related to the data breach have been resolved. In March 2020, we resolved and settled both the State Attorneys General and U.S. Department of Health and Human Services Office for Civil Rights investigations. The settlement with the Office for Civil Rights includes a Corrective Action Plan, and the settlement with the State Attorneys General includes an agreed injunction.

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

Steadfast Insurance Company, et al v. Community Health Systems, Inc., CHS/Community Health Systems, Inc., CHSPSC, LLC and Pecos Valley of New Mexico, LLC; Community Health Systems, Inc., et al v. Steadfast Insurance Company, et al. These cases are filed in the Superior Court for the State of Delaware and the Chancery Court for the State of Delaware, respectively, and involve insurance coverage disputes related to a $73 million judgment rendered against Pecos Valley of New Mexico, LLC in Anne Sperling, et al v. Pecos Valley of New Mexico, LLC. The first case was brought by Steadfast Insurance Company in Delaware Superior Court seeking a declaration that the Sperling judgment is not a covered loss as defined by the insurance policies that are the subject of the case. The second case, filed by the Company in Delaware Chancery Court, seeks reformation of the subject policies. The Steadfast complaint was served on November 30, 2018. On December 13, 2018, Admiral Insurance Company, Endurance Specialty Insurance Ltd, and Illinois Union Insurance Company moved to intervene in the suit as petitioners. The Company has initiated counterclaims against each insurer in that case, including for bad faith against Steadfast. The Company filed the Community Health Systems complaint on January 22, 2020.The Sperling judgment against Pecos Valley of New Mexico, LLC, which is the subject of these litigations and which was rendered on September 5, 2018, in First Judicial Court of the State of New Mexico, is currently on appeal to the Court of Appeals of New Mexico. Trial of the Steadfast matter is set for December 7, 2020. The Company believes the insurers’ claims in the Steadfast litigation are without merit and will vigorously defend the case.

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

Thomas Mason, MD, Steven Folstad, MD and Mid-Atlantic Emergency Medical Associates, PA v Health Management Associates, LLC f/k/a Health Management Associates, Inc., Mooresville Hospital Management Associates d/b/a Lake Norman Regional Medical Center and Statesville HMA, LLC d/b/a Davis Regional Medical Center, Envision Healthcare Corporation f/k/a Emergency Medical Services Corporation, Emcare Holdings, Inc., Emergency Medical Services, LP. This alleged wrongful retaliation case is filed in the United States District Court for the Western District of North Carolina. The plaintiffs allege their agreements with the defendants were terminated in retaliation for plaintiffs’ alleged refusal to admit patients unnecessarily to the defendant hospitals or otherwise perform unnecessary diagnostic testing. The allegations of the complaint relate to time periods prior to the hospitals’ affiliation with the Company. The plaintiffs filed a Third Amended Complaint on April 26, 2019. The defendants filed motions to dismiss, which were granted in part and denied in part on September 5, 2019. Trial of this matter is set for January 3, 2022. We believe these claims are without merit and will vigorously defend the case.

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

U.S. ex rel. Maur v. Elie Hage-Korban, M.D., Delta Clinics, PLC d/b/a The Heart and Vascular Center of West Tennessee. Community Health Systems, Inc., Knoxville HMA Holdings, LLC d/b/a/ Tennova Healthcare, Jackson Hospital Corporation d/b/a/ Regional Jackson, and Dyersburg Hospital Company, LLC, d/b/ Dyersburg Regional Medical Center. By order filed on April 30, 2019, the United States District Court for the Western District of Tennessee ordered the unsealing of this qui tam lawsuit. The order revealed that the United States had declined to intervene in the action. The complaint alleges the defendants violated the False Claims Act by submitting claims for payment related to certain cardiac procedures performed by defendant Dr. Elie Hage-Korban at two hospitals formerly affiliated with the Company. Dr. Hage-Korban was not employed by either hospital or their affiliates. The plaintiff amended his complaint on July 24, 2019. We filed a motion to dismiss the complaint on September 30, 2019, which the District Court granted on February 25, 2020. On March 18, 2020, the plaintiff filed a Notice of Appeal to the United States Court of Appeals for the Sixth Circuit of all claims except those related to defendant Community Health Systems, Inc. We believe this matter is without merit and will vigorously defend this case.

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

Item 1A. Risk Factors

The following supplements the Company’s risk factors previously disclosed in the 2019 Form 10-K by adding the following risk factors that take into account developments with respect to COVID-19 and the federal stimulus legislation specified below since the filing of the 2019 Form 10-K. Except as set forth below, there have been no material changes with regard to the risk factors previously disclosed in the 2019 Form 10-K.

We expect the COVID-19 pandemic to materially affect our financial performance in 2020, and such pandemic may otherwise have material adverse effects on our results of operations, financial condition, and/or our cash flows.

COVID-19 was first identified in Wuhan, China in December 2019. The disease has spread throughout the world, including across the United States, and the World Health Organization declared the COVID-19 outbreak a pandemic in March 2020. In an attempt to contain the spread and impact of COVID-19, authorities throughout the United States and the world have implemented measures such as travel bans and restrictions, quarantines, stay-at-home and shelter-in-place orders, the promotion of social distancing, and limitations on business activity. This pandemic has resulted in a significant economic downturn in the United States and globally, and has also led to significant disruptions and volatility in capital and financial markets.

We are working with federal, state and local health authorities to respond to COVID-19 cases in the communities we serve and are taking or supporting measures to try to limit the spread of the virus and to mitigate the burden on the healthcare system. Certain of the measures we have been taking (such as rescheduling or cancelling elective procedures at our hospitals and other healthcare facilities) will adversely affect our financial results that we may be unable to fully quantify.

Beginning in March 2020, the COVID-19 pandemic has caused us to experience a substantial reduction in the number of elective surgeries, physician office visits and emergency room volumes at our hospitals and other healthcare facilities due to restrictive measures, including quarantines and shelter-in-place orders, as well as general concerns related to the risk of contracting COVID-19 from interacting with the healthcare system. We believe that certain of these patient volume declines reflect a deferral of healthcare services utilization to a later period, rather than a permanent reduction in demand for our services. Given the general necessity of the healthcare services we provide, we anticipate that in the future historically normal service levels may resume and that the deferral of services may create a backlog of demand; however, there is no assurance that either will occur. In addition, while our hospitals have not experienced major capacity constraints to date arising from the treatment of COVID-19 patients, there are hospitals in the United States that are located in centers of the COVID-19 outbreak and have been overwhelmed in caring for COVID-19 patients, which has prevented such hospitals from treating all patients who seek care. Our hospitals could be subject to such conditions in the future if a major COVID-19 outbreak occurs in a geographic region where any of our hospitals are located.

We may experience supply chain disruptions, including shortages, delays and price increases in equipment, pharmaceuticals and medical supplies, particularly personal protective equipment, or PPE. Staffing, equipment, and pharmaceutical and medical supplies shortages may also impact our ability to admit and treat patients. We have also incurred, and may continue to incur, increased expenses arising from the COVID-19 pandemic, including additional supply chain and other expenditures.

We have been implementing considerable safety measures at our hospitals and healthcare facilities, and we have instituted a work-from-home policy for certain of our corporate and administrative offices. Nevertheless, exposure to COVID-19 patients has increased risks to our physicians, nurses and other medical staff, which may further reduce our operating capacity. All of these developments could result in reduced employee morale, labor unrest, work stoppages or other workforce disruptions.

Broad economic factors resulting from the current COVID-19 pandemic, including increased unemployment and underemployment levels and reduced consumer spending and confidence, also affect our service mix, revenue mix, payor mix and patient volumes, as well as our ability to collect outstanding receivables. Business closures and layoffs in the geographic areas in which we operate may lead to increases in the uninsured and underinsured populations and adversely affect demand for our services, as well as the ability of patients and other payors to pay for services rendered. Any increase in the amount or deterioration in the collectability of patient accounts receivable will adversely affect our financial results, and require an increased level of working capital. In addition, our financial performance may be adversely affected by federal or state laws, regulations, orders, or other governmental or regulatory actions addressing the current COVID-19 pandemic or the U.S. healthcare system, which, if adopted, could result in direct or indirect restrictions with respect to our business that adversely impact us. We may also be subject to lawsuits from patients, employees and others exposed to COVID-19 at our facilities. Such actions may involve large demands, as well as substantial defense costs. Our professional and general liability insurance may not cover all claims against us.

We are not able to fully quantify the impact that the COVID-19 pandemic will have on our financial results during 2020, but expect developments related to COVID-19 to materially affect our financial performance in 2020. Moreover, the COVID-19 pandemic may otherwise have material adverse effects on our results of operations, financial position, and/or our cash flows. The ultimate impact of the pandemic on our financial results will depend on, among other factors, the duration and severity of the pandemic and negative economic conditions arising from the pandemic, the volume of canceled or rescheduled procedures at our facilities, and the volume of COVID-19 patients cared for across our health systems, and the impact of government actions and administrative regulation on the hospital industry and broader economy, including through existing and any future stimulus efforts. COVID-19 developments continue to evolve quickly, and additional developments may occur which we are unable to predict. Furthermore, the COVID-19 pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, which could reduce our ability to access capital and negatively affect our liquidity in the future. Finally, the COVID-19 pandemic could heighten the level of risk in certain of the other risk factors described in the 2019 Form 10-K, any of which could have a material effect on us.

There is a high degree of uncertainty regarding the implementation and impact of the CARES Act and the PPPHCE Act. There can be no assurance as to the total amount and types of assistance we will receive or that we will be able to benefit from provisions intended to increase access resources and ease regulatory burdens for healthcare providers.

The CARES Act is a $2 trillion economic stimulus package signed into law on March 27, 2020, in response to the COVID-19 pandemic. For hospitals and other healthcare providers, it authorizes $100 billion in funding to be distributed through the PHSSEF. These funds are intended to reimburse eligible providers, including public entities and Medicare- and/or Medicaid-enrolled providers and suppliers, lost revenues and incremental expenses attributable to COVID-19. Recipients are not required to repay these funds, provided that they attest to and comply with certain terms and conditions, including limitations on balance billing and not using funds received from the PHSSEF to reimburse expenses or losses that other sources are obligated to reimburse. HHS allocated half of the provider relief funding for general distribution to Medicare providers impacted by COVID-19. In mid-April 2020, HHS distributed $30 billion of this funding based on each provider’s share of total Medicare fee-for-service reimbursement in 2019, and the agency has started to distribute an additional $20 billion such that the total $50 billion of general distribution funding will be allocated proportional to providers’ share of 2018 net patient revenue. As noted above, we have received payments from the initial funding of the PHSSEF. For the $50 billion of targeted allocations, HHS has indicated that $10 billion will be allocated for targeted distribution to hospitals in geographic areas particularly impacted by the COVID-19 pandemic and $10 billion will be allocated for rural health clinics and hospitals. Much of the remaining $30 billion is expected to be used to reimburse healthcare providers that submit claim requests for COVID-19-related treatment of uninsured patients at Medicare rates.

The CARES Act also makes other forms of financial assistance available to healthcare providers, including through Medicare and Medicaid payments adjustments and an expansion of the Medicare Accelerated and Advance Payment Program, which makes available accelerated payments of Medicare funds in order to increase cash flow to providers. As noted above, we have received accelerated payments under this program. In addition to financial assistance, the CARES Act includes provisions intended to increase access to medical supplies and equipment and ease legal and regulatory burdens on healthcare providers. Many of these measures, such as flexibility related to the provision of telehealth services, are effective only for the duration of the public health emergency. The CARES Act also includes numerous income tax provisions including changes to the business interest expense deduction rules.

In addition to the funds appropriated under the CARES Act, the PPPHCE Act, a stimulus package signed into law on April 24, 2020, includes additional emergency appropriations for COVID-19 response, including $75 billion to be distributed to eligible providers through the PHSSEF. This funding is also intended to reimburse providers for lost revenues and healthcare-related expenses attributable to the COVID-19 pandemic. Applicants for the funds will be required to submit a justification statement for the payments. Recipients will not be required to repay the government for funds received, provided they comply with terms and conditions, which have not yet been finalized.

Due to the recent enactment of the CARES Act and the PPPHCE Act, there is still a high degree of uncertainty surrounding their implementation, and the public health emergency continues to evolve. The federal government may consider additional stimulus and relief efforts, but we are unable to predict whether additional stimulus measures will be enacted or their impact. There can be no assurance as to the total amount of financial and other types of assistance we will receive under the CARES Act and the PPPHCE Act, and it is difficult to predict the impact of such legislation on our operations or how they will affect operations of our competitors. Moreover, we are unable to assess the extent to which anticipated negative impacts on us arising from the COVID-19 pandemic will be offset by amounts or benefits received under the CARES Act, and which we may in the future receive under the CARES Act and the PPPHCE Act. We continue to assess the potential impact of COVID-19 and government responses to the pandemic on our business, results of operations, financial position and cash flows.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

The following table contains information about our purchases of common stock during the three months ended March 31, 2020.

Period	Total Number of Shares Purchased (a)		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (b)
January 1, 2020 -
January 31, 2020	2,738	$	2.75	-	-
February 1, 2020 -
February 29, 2020	-		-	-	-
March 1, 2020 -
March 31, 2020	248,839		4.93	-	-

Total	251,577	$	4.91	-	-

(a)	251,577 shares were withheld to satisfy the payment of tax obligations related to the vesting of restricted stock awards.

(b)	We had no publicly announced plans or open market repurchase programs for shares of our common stock during the three months ended March 31, 2020.

The ABL Facility and the indentures governing each series of our outstanding notes restrict our subsidiaries from, among other matters, paying dividends and making distributions to us, which thereby limits our ability to pay dividends and/or repurchase stock. As of March 31, 2020, under the most restrictive test in these agreements (and subject to certain exceptions), we have approximately $200 million of capacity to pay permitted dividends and/or repurchase shares of stock or make other restricted payments.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

No.		Description
4.1		Indenture, dated as of February 6, 2020, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee, and Credit Suisse AG, as Collateral Agent, relating to the 6.625% Senior Secured Notes due 2025 (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed February 6, 2020 (No. 001-15925))
4.2		Form of 6.625% Senior Secured Note due 2025 (included in Exhibit 4.1)
4.3	*	Fifteenth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Notes due 2022, dated as of March 27, 2020, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee
4.4	*	Eighth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.250% Senior Secured Notes due 2023, dated as of March 27, 2020, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent
4.5	*	Fifth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 9.875% Junior-Priority Secured Notes due 2023, dated as of March 27, 2020, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, and Regions Bank, as Trustee and as Junior-Priority Collateral Agent
4.6	*	Fifth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.125% Junior-Priority Secured Notes due 2024, dated as of March 27, 2020, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, and Regions Bank, as Trustee and as Junior-Priority Collateral Agent
4.7	*	Fifth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.625% Senior Secured Notes due 2024, dated as of March 27, 2020, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent
4.8	*	Fifth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Secured Notes due 2026, dated as of March 27, 2020, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent
4.9	*	First Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Secured Notes due 2027, dated as of March 27, 2020, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent
4.10	*	First Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Notes due 2028, dated as of March 27, 2020, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee
4.11	*	First Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.625% Senior Secured Notes due 2025, dated as of March 27, 2020, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent
10.1	*†	Form of Performance Based Restricted Stock Award Agreement (Senior Officers) for Community Health Systems, Inc. 2009 Stock Option and Award Plan (for awards granted on or after March 1, 2020)
22.1	*	List of Subsidiary Guarantors and Issuers of Guaranteed Securities
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase
101.LAB	*	XBRL Taxonomy Extension Label Linkbase
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase

*     Filed herewith.

**   Furnished herewith.

†     Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY HEALTH SYSTEMS, INC. (Registrant)

By:	/s/ Wayne T. Smith
Wayne T. Smith
Chairman of the Board and
Chief Executive Officer

By:	/s/ Kevin J. Hammons
Kevin J. Hammons
Executive Vice President and
Chief Financial Officer

By:	/s/ Jason K. Johnson
Jason K. Johnson
Senior Vice President and
Chief Accounting Officer

Date: April 29, 2020