Form 10-Q
period 2020-06-30
COMMUNITY HEALTH SYSTEMS INC
filed 2020-07-29
CIK 1108109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 23, 2020, there were outstanding 119,618,984 shares of the Registrant’s Common Stock, $0.01 par value.

Community Health Systems, Inc.

Form 10-Q

For the Three and Six Months Ended June 30, 2020

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In millions, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net operating revenues	$2,519	$3,302	$5,544	$6,679
Operating costs and expenses:
Salaries and benefits	1,282	1,488	2,690	3,030
Supplies	418	539	916	1,097
Other operating expenses	736	893	1,472	1,704
Government and other legal settlements and related costs	2	4	4	9
Lease cost and rent	82	81	163	162
Pandemic relief funds	(448)	—	(448)	—
Depreciation and amortization	141	153	285	305
Impairment and loss on sale of businesses, net	10	33	56	71
Total operating costs and expenses	2,223	3,191	5,138	6,378
Income from operations	296	111	406	301
Interest expense, net	260	265	523	522
Loss from early extinguishment of debt	—	—	4	31
Equity in earnings of unconsolidated affiliates	1	(5)	(6)	(9)
Income (loss) before income taxes	35	(149)	(115)	(243)
(Benefit from) provision for income taxes	(58)	(3)	(241)	3
Net income (loss)	93	(146)	126	(246)
Less: Net income attributable to noncontrolling interests	23	21	39	39
Net income (loss) attributable to Community Health Systems, Inc. stockholders	$70	$(167)	$87	$(285)
Earnings (loss) per share attributable to Community Health Systems, Inc. common stockholders:
Basic	$0.61	$(1.47)	$0.76	$(2.51)
Diluted	$0.61	$(1.47)	$0.76	$(2.51)
Weighted-average number of shares outstanding:
Basic	114,972,408	113,862,097	114,636,963	113,561,523
Diluted	115,013,661	113,862,097	114,696,496	113,561,523

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income (loss)	$93	$(146)	$126	$(246)
Other comprehensive income (loss), net of income taxes:
Net change in fair value of interest rate swaps, net of tax	—	—	—	(2)
Net change in fair value of available-for-sale debt securities, net of tax	2	2	4	4
Other comprehensive income	2	2	4	2
Comprehensive income (loss)	95	(144)	130	(244)
Less: Comprehensive income attributable to noncontrolling interests	23	21	39	39
Comprehensive income (loss) attributable to Community Health Systems, Inc. stockholders	$72	$(165)	$91	$(283)

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$1,552	$216
Patient accounts receivable	1,925	2,258
Supplies	337	354
Prepaid income taxes	47	48
Prepaid expenses and taxes	178	193
Other current assets	374	358
Total current assets	4,413	3,427
Property and equipment	9,328	9,653
Less accumulated depreciation and amortization	(4,019)	(4,045)
Property and equipment, net	5,309	5,608
Goodwill	4,225	4,328
Deferred income taxes	107	38
Other assets, net	2,361	2,208
Total assets	$16,415	$15,609
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$30	$20
Current operating lease liabilities	135	136
Accounts payable	677	811
Accrued liabilities:
Employee compensation	492	594
Accrued interest	211	189
Other	1,877	532
Total current liabilities	3,422	2,282
Long-term debt	13,106	13,385
Deferred income taxes	29	200
Long-term operating lease liabilities	508	487
Other long-term liabilities	913	894
Total liabilities	17,978	17,248
Redeemable noncontrolling interests in equity of consolidated subsidiaries	489	502
STOCKHOLDERS’ DEFICIT
Community Health Systems, Inc. stockholders’ deficit:
Preferred stock, $.01 par value per share, 100,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value per share, 300,000,000 shares authorized; 119,628,652 shares issued and outstanding at June 30, 2020, and 117,822,631 shares issued and outstanding at December 31, 2019	1	1
Additional paid-in capital	2,008	2,008
Accumulated other comprehensive loss	(5)	(9)
Accumulated deficit	(4,131)	(4,218)
Total Community Health Systems, Inc. stockholders’ deficit	(2,127)	(2,218)
Noncontrolling interests in equity of consolidated subsidiaries	75	77
Total stockholders’ deficit	(2,052)	(2,141)
Total liabilities and stockholders’ deficit	$16,415	$15,609

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$126	$(246)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	285	305
Deferred income taxes	(242)	2
Government and other legal settlements and related costs	4	9
Stock-based compensation expense	5	6
Impairment and loss on sale of businesses, net	56	71
Loss from early extinguishment of debt	4	31
Other non-cash expenses, net	73	101
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Patient accounts receivable	313	(7)
Supplies, prepaid expenses and other current assets	21	72
Medicare accelerated payments	1,158	—
Unrecognized pandemic relief funds	116	—
Accounts payable, accrued liabilities and income taxes	(160)	25
Other	(49)	(104)
Net cash provided by operating activities	1,710	265
Cash flows from investing activities:
Acquisitions of facilities and other related businesses	—	(13)
Purchases of property and equipment	(192)	(212)
Proceeds from disposition of hospitals and other ancillary operations	152	161
Proceeds from sale of property and equipment	2	1
Purchases of available-for-sale debt securities and equity securities	(39)	(39)
Proceeds from sales of available-for-sale debt securities and equity securities	43	52
Increase in other investments	(19)	(97)
Net cash used in investing activities	(53)	(147)
Cash flows from financing activities:
Repurchase of restricted stock shares for payroll tax withholding requirements	(1)	(1)
Deferred financing costs and other debt-related costs	(32)	(28)
Proceeds from noncontrolling investors in joint ventures	—	2
Redemption of noncontrolling investments in joint ventures	(2)	(2)
Distributions to noncontrolling investors in joint ventures	(57)	(57)
Proceeds from sale-lease back	2	—
Other borrowings	31	23
Issuance of long-term debt	1,462	2,034
Proceeds from ABL Facility	540	25
Repayments of long-term indebtedness	(2,264)	(2,103)
Net cash used in financing activities	(321)	(107)
Net change in cash and cash equivalents	1,336	11
Cash and cash equivalents at beginning of period	216	196
Cash and cash equivalents at end of period	$1,552	$207
Supplemental disclosure of cash flow information:
Interest payments	$(486)	$(318)
Income tax refunds (payments), net	$2	$3

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The unaudited condensed consolidated financial statements of Community Health Systems, Inc. (the “Parent” or “Parent Company”) and its subsidiaries (the “Company”) as of June 30, 2020 and December 31, 2019 and for the three-month and six-month periods ended June 30, 2020 and 2019, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. All intercompany transactions and balances have been eliminated. The results of operations for the three and six months ended June 30, 2020, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2020. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates under different assumptions or conditions.

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

Substantially all of the Company’s operating costs and expenses are “cost of revenue” items. Operating costs that could be classified as general and administrative by the Company include the Company’s corporate office costs at its Franklin, Tennessee office, which were $57 million and $43 million for the three months ended June 30, 2020 and 2019, respectively, and $95 million and $86 million for the six months ended June 30, 2020 and 2019, respectively. Included in these corporate office costs is stock-based compensation of $3 million for both of the three-month periods ended June 30, 2020 and 2019, and $5 million and $6 million for the six months ended June 30, 2020 and 2019, respectively.

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

Revenue Recognition.

Net Operating Revenues

Net operating revenues are recorded at the transaction price estimated by the Company to reflect the total consideration due from patients and third-party payors in exchange for providing goods and services in patient care. These services are considered to be a single performance obligation and have a duration of less than one year. Revenues are recorded as these goods and services are provided. The transaction price, which involves significant estimates, is determined based on the Company’s standard charges for the goods and services provided, with a reduction recorded for price concessions related to third party contractual arrangements as well as patient discounts and other patient price concessions. During each of the three and six month periods ended June 30, 2020 and June 30, 2019, the impact of changes to the inputs used to determine the transaction price was considered immaterial.

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

The Company’s net operating revenues during the three and six months ended June 30, 2020 and 2019 have been presented in the following table based on an allocation of the estimated transaction price with the patient between the primary patient classification of insurance coverage (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Medicare	$607	$819	$1,363	$1,708
Medicaid	341	452	748	880
Managed Care and other third-party payors	1,626	1,993	3,458	4,019
Self-pay	(55)	38	(25)	72
Total	$2,519	$3,302	$5,544	$6,679

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

Final settlements for some payors and programs are subject to adjustment based on administrative review and audit by third parties. As a result of these final settlements, the Company has recorded amounts due to third-party payors of $81 million and $83 million as of June 30, 2020 and December 31, 2019, respectively, and these amounts are included in accrued liabilities-other in the accompanying condensed consolidated balance sheets. Amounts due from third-party payors were $124 million and $137 million as of June 30, 2020 and December 31, 2019, respectively, and are included in other current assets in the accompanying condensed consolidated balance sheets. Substantially all Medicare and Medicaid cost reports are final settled through 2016.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

These charity care services are estimated to be $138  million and $142 million for the three months ended June 30, 2020 and 2019, respectively, and $304 million and $284 million for the six months ended June 30, 2020 and 2019, respectively, representing the value (at the Company’s standard charges) of these charity care services that are excluded from net operating revenues. The estimated cost incurred by the Company to provide these charity care services to patients who are unable to pay was approximately $17 million and $18 million during the three months ended June 30, 2020 and 2019, respectively, and $36 million and $33 million during the six months ended June 30, 2020 and 2019, respectively. The estimated cost of these charity care services was determined using a ratio of cost to gross charges and applying that ratio to the gross charges associated with providing care to charity patients for the period.

Accounting for the Impairment or Disposal of Long-Lived Assets.    During the six months ended June 30, 2020, the Company recorded a total combined net impairment charge and loss on disposal of approximately $56 million, of which approximately $64 million was recorded to adjust the carrying value of long-lived assets at several hospitals where the Company is in discussions with potential buyers for divestiture at a sales price that indicates a fair value below carrying value. Approximately $13 million was recorded related to certain hospitals that have been classified as held for sale based on the difference between the carrying value of the hospital disposal groups compared to their estimated fair value less costs to sell. The impairment charge was partially offset by a gain of approximately $21 million related to three hospitals sold on January 1, 2020 and two hospitals sold on May 1, 2020. During the six months ended June 30, 2020, a net allocation of approximately $103 million of goodwill was allocated from the hospital operations reporting unit based on a calculation of each disposal groups’ relative fair value compared to the total reporting unit. The Company will continue to evaluate the potential for further impairment of the long-lived assets of underperforming hospitals as well as evaluate offers for potential sales. Based on such analysis, additional impairment charges may be recorded in the future.

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

COVID-19 Pandemic.

In January 2020, the Secretary of the U.S. Department of Health and Human Services (“HHS”) declared a national public health emergency due to a novel strain of coronavirus. In March 2020, the World Health Organization declared the outbreak of COVID-19, a disease caused by this coronavirus, a pandemic. The resulting measures to contain the spread and impact of COVID-19 have adversely affected the Company’s results of operations. Where applicable, the impact resulting from the COVID-19 pandemic during the three and six months ended June 30, 2020, has been considered, including updated assessments of the recoverability of assets and evaluation of potential credit losses. As a result of the COVID-19 pandemic, federal and state governments have passed legislation, promulgated regulations and taken other administrative actions intended to assist healthcare providers in providing care to COVID-19 and other patients during the public health emergency. Sources of relief include the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020, and the Paycheck Protection Program and Health Care Enhancement Act (the “PPPHCE Act”), which was enacted on April 24, 2020. Together, the CARES Act and the PPPHCE Act include $175 billion in funding to be distributed to eligible providers through the Public Health and Social Services Emergency Fund (the “PHSSEF”). In addition, the CARES Act provides for an expansion of the Medicare Accelerated and Advance Payment Program whereby inpatient acute care hospitals and other eligible providers may request accelerated payment of up to 100% of their Medicare payment amount for a six-month period to be repaid through withholding of future Medicare fee-for-service payments beginning 120 days after receipt. During the three and six-month periods ended June 30, 2020, the Company was the beneficiary of these stimulus measures, including the Medicare Accelerated and Advance Payment Program. The Company’s accounting policies for the recognition of these stimulus monies is as follows:

CARES Act and PPPHCE Act Funds

During the three months ended June 30, 2020, the Company received approximately $564 million in payments through the PHSSEF in both general and targeted distributions, net of amounts received for previously divested entities that are required to be repaid to HHS. Approximately $448 million of the PHSSEF payments qualified as reimbursement for lost revenues and incremental expenses and was recognized as a reduction to operating costs and expenses during the three and six months ended June 30, 2020, which is denoted by the caption “pandemic relief funds” within the condensed consolidated statements of income (loss). The recognition of amounts received is conditioned upon the provision of care for individuals with possible or actual cases of COVID-19 after January 31, 2020, certification that payment will be used to prevent, prepare for and respond to coronavirus and shall reimburse the recipient only for healthcare related expenses or lost revenues that are attributable to coronavirus, and receipt of the funds. Amounts are recognized as a reduction to operating costs and expenses only to the extent the Company is reasonably assured that

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

underlying conditions are met. Amounts not recognized as a reduction to operating costs and expenses or that have not been refunded to HHS as of June 30, 2020, are reflected within accrued liabilities-other in the condensed consolidated balance sheet, and such unrecognized amounts may be recognized as a reduction in operating costs and expenses in future periods if the underlying conditions for recognition are met. As further discussed in Note 14, the Company has received distributions from the PHSSEF in July 2020 totaling approximately $109 million, which did not qualify for recognition as a reduction to operating costs and expenses during the three months ended June 30, 2020.

Medicare Accelerated Payments

Medicare accelerated payments of approximately $1.2 billion were received by the Company during the three months ended June 30, 2020. These are advances that must be repaid. The Medicare accelerated payments are interest free for up to 12 months and the program currently requires that CMS recoup the accelerated payments beginning 120 days after receipt by the provider, by withholding future Medicare fee-for-service payments for claims until such time as the full accelerated payment has been recouped. The program currently requires that any outstanding balance remaining after 12 months must be repaid by the provider or be subjected to a 10.25% annual interest rate. Effective April 26, 2020, CMS is reevaluating pending and new applications for accelerated payments in light of significant other relief provided by the CARES Act and the PPPHCE Act. Accordingly, the Company does not expect to receive additional Medicare accelerated payments. Recoupment of accelerated payments received by the Company is currently expected to begin in August 2020. As of June 30, 2020, Medicare accelerated payments are reflected within accrued liabilities-other in the condensed consolidated balance sheet.

New Accounting Pronouncements.    In March 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-04, “Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria that reference the London Interbank Offered Rate (“LIBOR”) or another rate that is expected to be discontinued. The amendments in the ASU are effective for all entities as of March 12, 2020 through December 31, 2022. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial position or results of operations.

The Company has evaluated all other recently issued, but not yet effective, ASUs and does not expect the eventual adoption of these ASUs to have a material impact on its condensed consolidated financial position or results of operations.

2.  ACCOUNTING FOR STOCK-BASED COMPENSATION

Stock-based compensation awards have been granted under the Community Health Systems, Inc. Amended and Restated 2000 Stock Option and Award Plan, amended and restated as of March 20, 2013 (the “2000 Plan”), and the Community Health Systems, Inc. Amended and Restated 2009 Stock Option and Award Plan, which was amended and restated as of March 20, 2020 and approved by the Company’s stockholders at the annual meeting of stockholders held on May 12, 2020 (the “2009 Plan”).

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

The 2009 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the IRC and for the grant of stock options which do not so qualify, stock appreciation rights, restricted stock, restricted stock units, performance-based shares or units and other share awards. Persons eligible to receive grants under the 2009 Plan include the Company’s directors, officers, employees and consultants. To date, all options granted under the 2009 Plan have been “nonqualified” stock options for tax purposes. Generally, vesting of these granted options occurs in one-third increments on each of the first three anniversaries of the award date. Options granted in 2011 or later have a 10-year contractual term. As of June 30, 2020, 10,384,418 shares of unissued common stock were reserved for future grants under the 2009 Plan.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following table reflects the impact of total compensation expense related to stock-based equity plans on the reported operating results for the respective periods (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Effect on loss before income taxes	$(3)	$(3)	$(5)	$(6)
Effect on net income (loss)	$(2)	$(2)	$(4)	$(4)

At June 30, 2020, $21 million of unrecognized stock-based compensation expense related to outstanding unvested stock options, restricted stock and restricted stock units (the terms of which are summarized below) was expected to be recognized over a weighted-average period of 26 months. Of that amount, $3 million related to outstanding unvested stock options was expected to be recognized over a weighted-average period of 28 months and $18 million related to outstanding unvested restricted stock and restricted stock units was expected to be recognized over a weighted-average period of 26 months. There were no modifications to awards during the three or six months ended June 30, 2020 and 2019.

The fair value of stock options was estimated using the Black Scholes option pricing model with the following assumptions and weighted-average fair values during the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Expected volatility	N/A	67.5%	73.5%	68.4%
Expected dividends	N/A	—	—	—
Expected term	N/A	6.0 years	6 years	5.6 years
Risk-free interest rate	N/A	1.9%	1.0%	2.6%

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Options outstanding and exercisable under the 2000 Plan and the 2009 Plan as of June 30, 2020, and changes during each of the three-month periods following December 31, 2019, was as follows (in millions, except share and per share data):

			Weighted-	Aggregate
		Weighted-	Average	Intrinsic
		Average	Remaining	Value as of
		Exercise	Contractual	June 30,
	Shares	Price	Term	2020
Outstanding at December 31, 2019	1,110,134	16.90	5.6 years
Granted	946,500	4.93
Exercised	—	—
Forfeited and cancelled	(159,938)	33.90
Outstanding at March 31, 2020	1,896,696	9.50
Granted	—	—
Exercised	—	—
Forfeited and cancelled	(31,667)	31.90
Outstanding at June 30, 2020	1,865,029	$9.12	8.0 years	$—
Exercisable at June 30, 2020	502,525	$20.45	4.2 years	$—

No stock options were granted during the three months ended June 30, 2020. The weighted-average grant date fair value of stock options granted during the three months ended June 30, 2019 was $1.63, and during the six months ended June 30, 2020 and 2019 was $3.17 and $2.36, respectively. The aggregate intrinsic value (calculated as the number of in-the-money stock options multiplied by the difference between the Company’s closing stock price on the last trading day of the reporting period ($3.01) and the exercise price of the respective stock options) in the table above represents the amount that would have been received by the option holders had all option holders exercised their options on June 30, 2020. This amount changes based on the market value of the Company’s common stock. There were no options exercised during the three or six months ended June 30, 2020 and 2019. The aggregate intrinsic value of options vested and expected to vest approximates that of the outstanding options.

The Company has also awarded restricted stock under the 2009 Plan to employees of certain subsidiaries. With respect to time-based vesting restricted stock that has been awarded under the 2009 Plan, the restrictions on these shares have generally lapsed in one-third increments on each of the first three anniversaries of the award date. In addition, certain of the restricted stock awards granted to the Company’s senior executives have contained performance objectives required to be met in addition to any time-based vesting requirements. If the applicable performance objectives are not attained, these awards will be forfeited in their entirety. For performance-based awards granted on or after March 1, 2017, the performance objectives have been measured cumulatively over a three-year period. With respect to performance-based awards granted on or after March 1, 2017, if the applicable target performance objective is met at the end of the three-year period, then the restricted stock award subject to such performance objective will vest in full on the third anniversary of the award date. Additionally, for these performance-based awards, based on the level of achievement for the applicable performance objective within the parameters specified in the award agreement, the number of shares to be issued in connection with the vesting of the award may be adjusted to decrease or increase the number of shares specified in the original award. Notwithstanding the above-mentioned performance objectives and vesting requirements, the restrictions with respect to restricted stock granted under the 2009 Plan may lapse earlier in the event of death, disability or termination of employment by the Company for any reason other than for cause of the holder of the restricted stock, or change in control of the Company. The entire restricted stock awards subject to performance objectives granted on March 1, 2017 were forfeited during the six months ended June 30, 2020 as a result of the minimum level of the applicable cumulative performance objectives for the 2017-2019 performance period not having been met. Restricted stock awards subject to performance objectives that have not yet been satisfied are not considered outstanding for purposes of determining earnings per share until the performance objectives have been satisfied.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Restricted stock outstanding under the 2009 Plan as of June 30, 2020, and changes during each of the three-month periods following December 31, 2019, was as follows:

		Weighted-
		Average Grant
	Shares	Date Fair Value
Unvested at December 31, 2019	3,857,402	$5.47
Granted	2,197,500	4.90
Vested	(988,650)	5.77
Forfeited	(328,500)	9.19
Unvested at March 31, 2020	4,737,752	4.89
Granted	4,000	3.19
Vested	(96,677)	6.81
Forfeited	(26,335)	5.00
Unvested at June 30, 2020	4,618,740	4.84

Restricted stock units (“RSUs”) have been granted to the Company’s non-management directors under the 2009 Plan. Each of the Company’s then serving non-management directors received grants under the 2009 Plan of 34,068 RSUs and 34,483 RSUs on March 1, 2019 and 2020, respectively. Each of the 2019 and 2020 grants had a grant date fair value of approximately $170,000. Vesting of these RSUs occurs in one-third increments on each of the first three anniversaries of the award date or upon the director’s earlier cessation of service on the board, other than for cause. Beginning with the 2020 grant, each non-management director may elect, prior to the beginning of the calendar year in which the award is granted, to defer the receipt of shares of the Company’s common stock issuable upon vesting until either his or her (i) separation from service with the Company or (ii) attainment of an age specified in advance by the non-management director.

RSUs outstanding under the 2009 Plan as of June 30, 2020, and changes during each of the three-month periods following December 31, 2019, was as follows:

		Weighted-
		Average Grant
	Shares	Date Fair Value
Unvested at December 31, 2019	541,576	$5.13
Granted	310,347	4.93
Vested	(238,184)	5.47
Forfeited	—	—
Unvested at March 31, 2020	613,739	4.89
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested at June 30, 2020	613,739	4.89

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Acquisition and integration expenses related to prospective and closed acquisitions included in other operating expenses on the condensed consolidated statements of income (loss) were less than $1 million and approximately $2 million for the three months ended June 30, 2020 and 2019, respectively, and less than $1 million and approximately $3 million for the six months ended June 30, 2020 and 2019, respectively.

During the six months ended June 30, 2020, one or more subsidiaries of the Company paid less than $1 million to acquire the operating assets and related businesses of certain physician practices, clinics and other ancillary businesses that operate within the communities served by the Company’s affiliated hospitals. The Company allocated the purchase price to property and equipment, working capital and goodwill.

Divestitures

The following table provides a summary of hospitals that the Company divested during the six months ended June 30, 2020 and the year ended December 31, 2019:

			Licensed
Hospital	Buyer	City, State	Beds	Effective Date
2020 Divestitures:

Shands Live Oak Regional Medical Center	HCA Healthcare, Inc. (“HCA”)	Live Oak, FL	25	May 1, 2020
Shands Starke Regional Medical Center	HCA	Starke, FL	49	May 1, 2020
Southside Regional Medical Center	Bon Secours Mercy Health System	Petersburg, VA	300	January 1, 2020
Southampton Memorial Hospital	Bon Secours Mercy Health System	Franklin, VA	105	January 1, 2020
Southern Virginia Regional Medical Center	Bon Secours Mercy Health System	Emporia, VA	80	January 1, 2020

2019 Divestitures:

Bluefield Regional Medical Center	Princeton Community Hospital Association	Bluefield, WV	92	October 1, 2019
Lake Wales Medical Center	Adventist Health System	Lake Wales, FL	160	September 1, 2019
Heart of Florida Regional Medical Center	Adventist Health System	Davenport, FL	193	September 1, 2019
College Station Medical Center	St. Joseph Regional Health Center	College Station, TX	167	August 1, 2019
Tennova Healthcare - Lebanon	Vanderbilt University Medical Center	Lebanon, TN	245	August 1, 2019
Chester Regional Medical Center	Medical University Hospital Authority	Chester, SC	82	March 1, 2019
Carolinas Hospital System - Florence	Medical University Hospital Authority	Florence, SC	396	March 1, 2019
Springs Memorial Hospital	Medical University Hospital Authority	Lancaster, SC	225	March 1, 2019
Carolinas Hospital System - Marion	Medical University Hospital Authority	Mullins, SC	124	March 1, 2019
Memorial Hospital of Salem County	Community Healthcare Associates, LLC	Salem, NJ	126	January 31, 2019
Mary Black Health System - Spartanburg	Spartanburg Regional Healthcare System	Spartanburg, SC	207	January 1, 2019
Mary Black Health System - Gaffney	Spartanburg Regional Healthcare System	Gaffney, SC	125	January 1, 2019

On March 18, 2020, one or more affiliates of the Company entered into a definitive agreement for the sale of substantially all of the assets of Northern Louisiana Medical Center (130 licensed beds) in Ruston, Louisiana to affiliates of Allegiance Health Management, Inc. This disposition was completed on July 1, 2020, as further described in Note 14 below.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

On April 27, 2020, one or more affiliates of the Company entered into a definitive agreement for the sale of the majority ownership interest in St. Cloud Regional Medical Center (84 licensed beds) in St. Cloud, Florida to affiliates of Orlando Health, Inc., who already hold the minority ownership interest. This disposition was completed on July 1, 2020, as further described in Note 14 below.

On May 28, 2020, one or more affiliates of the Company entered into a definitive agreement for the sale of the Company’s ownership interest in Hill Regional Hospital (25 licensed beds) in Hillsboro, Texas to AHRK Holdings, LLC.

On June 25, 2020, one or more affiliates of the Company entered into a definitive agreement for the sale of substantially all the assets of Bayfront Health St. Petersburg (480 licensed beds) in St. Petersburg, Florida to affiliates of Orlando Health, Inc.

The following table discloses amounts included in the condensed consolidated balance sheets for the hospitals classified as held for sale as of June 30, 2020 and December 31, 2019 (in millions). Other assets, net primarily includes the net property and equipment for hospitals held for sale. No divestitures or potential divestitures meet the criteria for reporting as a discontinued operation.

	June 30, 2020	December 31, 2019
Other current assets	$52	$25
Other assets, net	453	262
Accrued liabilities	128	43

Other Hospital Closures

During the three months ended June 30, 2020, one or more affiliates of the Company entered into a settlement and termination agreement with the Lake Shore Hospital Authority for the planned closure of the Shands Lake Shore Regional Medical Center in Lake City, Florida. The closure is currently expected to be completed by August 31, 2020. An immaterial adjustment was recorded during the three months ended June 30, 2020 to adjust the supplies, inventory and long-lived assets to fair value.

During the three months ended December 31, 2018, the Company completed the planned closure of Tennova – Physicians Regional Medical Center in Knoxville, Tennessee and Tennova – Lakeway Regional Medical Center in Morristown, Tennessee. The Company recorded an impairment charge of $27 million during the three months ended December 31, 2018, to adjust the fair value of the supplies, inventory and long-lived assets of these hospitals, including property and equipment and capitalized software costs, based on their estimated fair value and future utilization. During 2019, the Company recorded an impairment charge of approximately $9 million to further adjust the fair value of the supplies, inventory and long-lived assets of these hospitals, including property and equipment and capitalized software costs, based on the Company’s updated evaluation of their estimated fair value and future utilization and consideration of costs to dispose of such assets. There were no hospital closures during the six months ended June 30, 2020.

4.  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2020 are as follows (in millions):

Balance, as of December 31, 2019
Goodwill	$7,142
Accumulated impairment losses	(2,814)
4,328
Goodwill allocated to hospitals held for sale	(103)
Balance, as of June 30, 2020
Goodwill	7,039
Accumulated impairment losses	(2,814)
$4,225

Goodwill is allocated to each identified reporting unit, which is defined as an operating segment or one level below the operating segment (referred to as a component of the entity). Management has determined that the Company’s operating segment meets the criteria to be classified as a reporting unit. At June 30, 2020, after giving effect to 2020 divestiture activity, the Company had approximately $4.2 billion of goodwill recorded.

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

While no impairment was indicated in the Company’s annual goodwill evaluation as of the October 31, 2019 measurement date, the reduction in the Company’s fair value and the resulting goodwill impairment charges recorded in 2016 and 2017 reduced the carrying value of the Company’s hospital operations reporting unit to an amount equal to its estimated fair value as of such prior year measurement dates. This increases the risk that future declines in fair value could result in goodwill impairment. The determination of fair value in the Company’s goodwill impairment analysis is based on an estimate of fair value for each reporting unit utilizing known and estimated inputs at the evaluation date. Some of those inputs include, but are not limited to, the most recent price of the Company’s common stock and fair value of long-term debt, estimates of future revenue and expense growth, estimated market multiples, expected capital expenditures, income tax rates, and costs of invested capital. A detailed evaluation of potential impairment indicators was performed as of June 30, 2020, which specifically considered the volatility of the fair market value of the Company’s outstanding senior secured and unsecured notes and common stock during the six months ended June 30, 2020, as well as declines in patient volumes and net operating revenues resulting from the COVID-19 pandemic. On the basis of available evidence as of June 30, 2020, no indicators of impairment were identified.

Future estimates of fair value could be adversely affected if the actual outcome of one or more of the assumptions described above changes materially in the future, including a decline in or volatility of the Company’s stock price and the fair value of its long-term debt, lower than expected hospital volumes, higher market interest rates or increased operating costs. Such changes impacting the calculation of fair value, the risks of which are amplified by the COVID-19 pandemic, could result in a material impairment charge in the future.

The determination of fair value of the Company’s hospital operations reporting unit as part of its goodwill impairment measurement represents a Level 3 fair value measurement in the fair value hierarchy due to its use of internal projections and unobservable measurement inputs.

Intangible Assets

No intangible assets other than goodwill were acquired during the six months ended June 30, 2020. The gross carrying amount of the Company’s other intangible assets subject to amortization was $1 million at both June 30, 2020 and December 31, 2019, and the net carrying amount was less than $1 million at both June 30, 2020 and December 31, 2019. The carrying amount of the Company’s other intangible assets not subject to amortization was $58 million and $63 million at June 30, 2020 and December 31, 2019, respectively. Other intangible assets are included in other assets, net on the Company’s condensed consolidated balance sheets. Substantially all of the Company’s intangible assets are contract-based intangible assets related to operating licenses, management contracts, or non-compete agreements entered into in connection with prior acquisitions.

The gross carrying amount of capitalized software for internal use was approximately $1.1 billion at both June 30, 2020 and December 31, 2019, and the net carrying amount was approximately $270 million and $321 million at June 30, 2020 and December 31, 2019, respectively. The estimated amortization period for capitalized internal-use software is generally three years, except for capitalized costs related to significant system conversions, which is generally eight to ten years. There is no expected residual value for capitalized internal-use software. At June 30, 2020, there was approximately $42 million of capitalized costs for internal-use software that is currently in the development stage and will begin amortization once the software project is complete and ready for its intended use. Amortization expense on capitalized internal-use software was $31 million during both of the three-month periods ended June 30, 2020 and 2019, and $62 million and $61 million during the six months ended June 30, 2020 and 2019, respectively. Amortization expense on capitalized internal-use software is estimated to be $59 million for the remainder of 2020, $107 million in 2021, $58 million in 2022, $22 million in 2023, $11 million in 2024, $7 million in 2025 and $6 million thereafter.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

5.  INCOME TAXES

The total amount of unrecognized benefit that would affect the effective tax rate, if recognized, was approximately $1 million as of June 30, 2020. A total of approximately $1 million of interest and penalties is included in the amount of the liability for uncertain tax positions at June 30, 2020. It is the Company’s policy to recognize interest and penalties related to unrecognized benefits in its condensed consolidated statements of income (loss) as income tax expense.

It is possible the amount of unrecognized tax benefit could change in the next 12 months as a result of a lapse of the statute of limitations and settlements with taxing authorities; however, the Company does not anticipate the change will have a material impact on the Company’s condensed consolidated results of operations or financial position.

The Company’s federal income tax returns for the 2009 and 2010 tax years have been settled with the Internal Revenue Service. The results of these examinations were not material to the Company’s consolidated results of operations or financial position. The Company’s federal income tax returns for the 2014 and 2015 tax years remain under examination by the Internal Revenue Service. The Company believes the results of these examinations will not be material to its condensed consolidated results of operations or financial position. The Company has extended the federal statute of limitations through June 30, 2021 for Community Health Systems, Inc. for the tax periods ended December 31, 2014 and 2015. The Company’s federal income tax return for the 2018 tax year is under examination by the Internal Revenue Service.

The Company’s effective tax rates were (165.7)% and 2.0% for the three months ended June 30, 2020 and 2019, respectively, and 209.6% and (1.2)% for the six months ended June 30, 2020 and 2019, respectively. The difference in the Company’s effective tax rate for the three and six months ended June 30, 2020, when compared to the three and six months ended June 30, 2019, was primarily due to changes in tax benefits as a result of an increase to the deductible interest expense allowed for 2019 and 2020 under the CARES Act that was enacted during the three months ended March 31, 2020.

Cash paid for income taxes, net of refunds received, resulted in a net payment of less than $1 million during the three months ended June 30, 2020, and a net refund of approximately $3 million during the three months ended June 30, 2019, and a net refund of $2 million and $3 million during the six months ended June 30, 2020 and 2019, respectively.

6.  LONG-TERM DEBT

Long-term debt, net of unamortized debt issuance costs and discounts or premiums, consists of the following (in millions):

	June 30,	December 31,
	2020	2019
5⅛% Senior Secured Notes due 2021	$—	$1,000
6⅞% Senior Notes due 2022	231	231
6¼% Senior Secured Notes due 2023	2,675	3,100
8⅝% Senior Secured Notes due 2024	1,033	1,033
6⅝% Senior Secured Notes due 2025	1,462	—
8% Senior Secured Notes due 2026	2,101	2,101
8% Senior Secured Notes due 2027	700	700
6⅞% Senior Notes due 2028	1,700	1,700
9⅞% Junior-Priority Secured Notes due 2023	1,770	1,770
8⅛% Junior-Priority Secured Notes due 2024	1,355	1,355
ABL Facility	—	273
Finance lease and financing obligations	242	272
Other	27	17
Less: Unamortized deferred debt issuance costs and note premium	(160)	(147)
Total debt	13,136	13,405
Less: Current maturities	(30)	(20)
Total long-term debt	$13,106	$13,385

On February 6, 2020, CHS/Community Health Systems, Inc. (“CHS”) completed a private offering of $1.462 billion aggregate principal amount of 6⅝% Senior Secured Notes due February 15, 2025 (the “6⅝% Senior Secured Notes due 2025”). CHS used the net proceeds of the offering of the 6⅝% Senior Secured Notes due 2025 to (i) purchase any and all of its 5⅛% Senior Secured Notes

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

due 2021 validly tendered and not validly withdrawn in the cash tender offer announced on January 23, 2020, (ii) redeem all of the 5⅛% Senior Secured Notes due 2021 that were not purchased pursuant to such tender offer, (iii) purchase in one or more privately negotiated transactions approximately $426 million aggregate principal amount of its 6¼% Senior Secured Notes due 2023 and (iv) pay related fees and expenses.

The 6⅝% Senior Secured Notes due 2025 bear interest at a rate of 6.625% per annum, payable semi-annually in arrears on February 15 and August 15 of each year, commencing on August 15, 2020. The 6⅝% Senior Secured Notes are scheduled to mature on February 15, 2025. The 6⅝% Senior Secured Notes due 2025 are unconditionally guaranteed on a senior-priority secured basis by the Company and each of the CHS current and future domestic subsidiaries that provide guarantees under the revolving asset-based loan facility (the “ABL Facility”), any capital market debt securities of CHS (including CHS’ outstanding senior notes) and certain other long-term debt of CHS. The 6⅝% Senior Secured Notes due 2025 and the related guarantees are secured by shared (i) first-priority liens on the Non-ABL Priority Collateral and (ii) second-priority liens on the ABL Priority Collateral that secures on a first-priority basis the ABL Facility, in each case subject to permitted liens described in the indenture governing the 6⅝% Senior Secured Notes due 2025.

At any time prior to February 15, 2022, CHS may redeem some or all of the 6⅝% Senior Secured Notes due 2025 at a price equal to 100% of their principal amount plus accrued and unpaid interest, if any, to, but excluding the applicable redemption date plus a make-whole premium as defined in the indenture agreement dated February 6, 2020. After February 15, 2022, CHS is entitled, at its option, to redeem some or all of the 6⅝% Senior Secured Notes at a redemption price equal to the percentage of principal amount below plus accrued and unpaid interest, if any, to, but excluding the applicable redemption date, if redeemed during the twelve-month period beginning on February 15 of the years set forth below:

Period	Redemption Price
February 15, 2022 to February 14, 2023	103.313%
February 15, 2023 to February 14, 2024	101.656%
February 15, 2024 to February 14, 2025	100.000%

There was no loss on early extinguishment of debt for the three months ended June 30, 2020 and 2019. Financing and repayment transactions resulted in a pre-tax loss from early extinguishment of debt of $4 million and $31 million for the six months ended June 30, 2020 and 2019, respectively, and an after-tax loss of $3 million and $23 million for the six months ended June 30, 2020 and 2019, respectively.

The maximum aggregate principal amount under the ABL Facility is $1.0 billion. At June 30, 2020, the available borrowing base under the ABL Facility was $614 million, of which the Company had no outstanding borrowings and letters of credit issued of $180 million. The issued letters of credit were primarily in support of potential insurance-related claims and certain bonds.

The ABL Facility contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the Company’s ability, subject to certain exceptions, to, among other things (1) declare dividends, make distributions or redeem or repurchase capital stock, (2) prepay, redeem or repurchase other debt, (3) incur liens or grant negative pledges, (4) make loans and investments and enter into acquisitions and joint ventures, (5) incur additional indebtedness or provide certain guarantees, (6) engage in mergers, acquisitions and asset sales, (7) conduct transactions with affiliates, (8) alter the nature of the Company’s, CHS’ or the guarantors’ businesses, (9) grant certain guarantees with respect to physician practices, (10) engage in sale and leaseback transactions or (11) change the Company’s fiscal year. The Company is also required to comply with a consolidated fixed coverage ratio, upon certain triggering events described below, and various affirmative covenants. The consolidated fixed coverage ratio is calculated as the ratio of (x) consolidated EBITDA (as defined in the ABL Facility) less capital expenditures to (y) the sum of consolidated interest expense (as defined in the ABL Facility), scheduled principal payments, income taxes and restricted payments made in cash or in permitted investments. For purposes of calculating the consolidated fixed charge coverage ratio, the calculation of consolidated EBITDA as defined in the ABL Facility is a trailing 12-month calculation that begins with the Company’s consolidated net income, with certain adjustments for interest, taxes, depreciation and amortization, net income attributable to noncontrolling interests, stock compensation expense, restructuring costs, and the financial impact of other non-cash or non-recurring items recorded during any such 12-month period. The consolidated fixed charge coverage ratio is a required covenant only in periods where the total borrowings outstanding under the ABL Facility reduce the amount available in the facility to less than the greater of (i) $95 million or (ii) 10% of the calculated borrowing base. As a result, in the event the Company has less than $95 million available under the ABL Facility, the Company would need to comply with the consolidated fixed charge coverage ratio. At June 30, 2020, the Company is not subject to the consolidated fixed charge coverage ratio as such triggering event had not occurred during the last twelve months ended June 30, 2020.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

To limit the effect of changes in interest rates on a portion of the Company’s long-term borrowings, the Company is a party to one interest swap agreement with a notional amount of approximately $300 million as of June 30, 2020. The Company receives a variable rate of interest on this swap based on the three-month LIBOR in exchange for the payment of a fixed rate of interest. See Note 7 for additional information regarding this swap.

The Company paid interest of $222 million and $117 million on borrowings during the three months ended June 30, 2020 and 2019, respectively, and $486 million and $318 million on borrowings during the six months ended June 30, 2020 and 2019, respectively.

7.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments has been estimated by the Company using available market information as of June 30, 2020 and December 31, 2019, and valuation methodologies considered appropriate. The estimates presented in the table below are not necessarily indicative of amounts the Company could realize in a current market exchange (in millions):

	June 30, 2020		December 31, 2019
	Carrying	Estimated Fair	Carrying	Estimated Fair
	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	$1,552	$1,552	$216	$216
Investments in equity securities	124	124	141	141
Available-for-sale debt securities	107	107	101	101
Trading securities	12	12	12	12
Liabilities:
5⅛% Senior Secured Notes due 2021	—	—	990	1,003
6⅞% Senior Notes due 2022	230	190	229	188
6¼% Senior Secured Notes due 2023	2,655	2,521	3,074	3,148
8⅝% Senior Secured Notes due 2024	1,024	1,012	1,023	1,099
6⅝% Senior Secured Notes due 2025	1,423	1,388	—	—
8% Senior Secured Notes due 2026	2,072	1,992	2,070	2,182
8% Senior Secured Notes due 2027	691	669	691	700
6⅞% Senior Notes due 2028	1,679	687	1,678	1,700
9⅞% Junior-Priority Secured Notes due 2023	1,756	1,420	1,754	1,539
8⅛% Junior-Priority Secured Notes due 2024	1,342	944	1,340	1,113
ABL Facility and other debt	23	23	285	285

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

5⅛% Senior Secured Notes due 2021.  Estimated fair value is based on the closing market price for these notes.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

6⅞% Senior Notes due 2022.  Estimated fair value is based on the closing market price for these notes.

6¼% Senior Secured Notes due 2023.  Estimated fair value is based on the closing market price for these notes.

8⅝% Senior Secured Notes due 2024. Estimated fair value is based on the closing market price for these notes.

6⅝% Senior Secured Notes due 2025.  Estimated fair value is based on the closing market price for these notes.

8% Senior Secured Notes due 2026. Estimated fair value is based on the closing market price for these notes.

8% Senior Secured Notes due 2027. Estimated fair value is based on the closing market price for these notes.

6⅞% Senior Secured Notes due 2028. Estimated fair value is based on the closing market price for these notes.

9⅞% Junior-Priority Secured Notes due 2023. Estimated fair value is based on the closing market price for these notes.

8⅛% Junior-Priority Secured Notes due 2024. Estimated fair value is based on the closing market price for these notes.

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

At June 30, 2020, the Company had one interest rate swap with a notional amount of approximately $300 million, a fixed interest rate of 2.892%, a termination date of August 30, 2020, and a fair value of approximately $1 million. The counterparty to the interest rate swap agreement exposes the Company to credit risk in the event of nonperformance by such counterparty. However, at June 30, 2020, the Company does not anticipate nonperformance by the counterparty. The Company does not hold or issue derivative financial instruments for trading purposes.

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

Assuming no change in interest rates in effect as of June 30, 2020, less than $1 million of interest income resulting from the spread between the fixed and floating rates defined in the interest rate swap agreement will be recognized through its termination date of August 30, 2020.

The following tabular disclosure provides the amount of pre-tax gain (loss) recognized as a component of OCI during the three and six months ended June 30, 2020 and 2019 (in millions):

	Amount of Pre-Tax Gain (Loss) Recognized in OCI (Effective Portion)
Derivatives in Cash Flow Hedging	Three Months Ended June 30,		Six Months Ended June 30,
Relationships	2020	2019	2020	2019
Interest rate swaps	$1	$(1)	$—	$(3)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following tabular disclosure provides the location of the effective portion of the pre-tax loss (gain) reclassified from accumulated other comprehensive loss (“AOCL”) into interest expense on the condensed consolidated statements of income (loss) during the three and six months ended June 30, 2020 and 2019 (in millions):

	Amount of Pre-Tax Loss (Gain) Reclassified
	from AOCL into Income (Effective Portion)
Location of Loss (Gain) Reclassified from	Three Months Ended June 30,		Six Months Ended June 30,
AOCL into Income (Effective Portion)	2020	2019	2020	2019
Interest expense, net	$—	$—	$1	$(1)

The fair values of derivative instruments in the condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019 were as follows (in millions):

	Asset Derivatives				Liability Derivatives
	June 30, 2020		December 31, 2019		June 30, 2020		December 31, 2019
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value	Location	Value	Location	Value
Derivatives designated as hedging instruments	Other assets, net	$—	Other assets, net	$—	Other long-term liabilities	$1	Other long-term liabilities	$2

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

In instances where the determination of the fair value hierarchy measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment of factors specific to the asset or liability. Transfers between levels within the fair value hierarchy are recognized by the Company on the date of the change in circumstances that requires such transfer. There were no transfers between levels during the six-month periods ended June 30, 2020 or June 30, 2019.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following table sets forth, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 (in millions):

	June 30, 2020	Level 1	Level 2	Level 3
Investments in equity securities	$124	$124	$—	$—
Available-for-sale debt securities	107	—	107	—
Trading securities	12	—	12	—
Total assets	$243	$124	$119	$—

Fair value of interest rate swap agreement	$1	$—	$1	$—
Total liabilities	$1	$—	$1	$—

	December 31, 2019	Level 1	Level 2	Level 3
Investments in equity securities	$141	$141	$—	$—
Available-for-sale debt securities	101	—	101	—
Trading securities	12	—	12	—
Total assets	$254	$141	$113	$—

Fair value of interest rate swap agreement	$2	$—	$2	$—
Total liabilities	$2	$—	$2	$—

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

The majority of the inputs used to value the Company’s interest rate swap agreement, including the forward interest rate curves are observable inputs available to a market participant. As a result, the Company has determined that the interest rate swap valuation is classified in Level 2 of the fair value hierarchy.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

9.  LEASES

The Company utilizes operating and finance leases for the use of certain hospitals, medical office buildings, and medical equipment. The Company has elected to account for COVID-19 related concessions as though the enforceable rights and obligations for those concessions are explicit within the underlying contract. During the three and six months ended June 30, 2020, concessions of approximately $1 million were recognized as a reduction to variable rent expense.

The components of lease cost and rent expense for the three and six months ended June 30, 2020 and 2019 are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Lease Cost	2020	2019	2020	2019
Operating lease cost:
Operating lease cost	$51	$48	$101	$95
Short-term rent expense	27	27	54	59
Variable lease cost	6	7	11	10
Sublease income	(2)	(1)	(3)	(2)
Total operating lease cost	$82	$81	$163	$162
Finance lease cost:
Amortization of right-of-use assets	$3	$3	$6	$6
Interest on finance lease liabilities	2	2	4	4
Total finance lease cost	$5	$5	$10	$10

Supplemental balance sheet information related to leases was as follows (in millions):

	Balance Sheet Classification	June 30, 2020	December 31, 2019
Operating Leases:
Operating Lease ROU Assets	Other assets, net	$623	$607

Finance Leases:
Finance Lease ROU Assets	Property and equipment
	Land and improvements	$8	$8
	Buildings and improvements	136	154
	Equipment and fixtures	9	11
	Property and equipment	153	173
	Less accumulated depreciation and amortization	(46)	(56)
	Property and equipment, net	$107	$117

Current finance lease liabilities	Current maturities of long-term debt	$5	$6
Long-term finance lease liabilities	Long-term debt	76	107

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Supplemental cash flow information related to leases for the six months ended June 30, 2020 and 2019 are as follows (in millions):

	Six Months Ended June 30,
Cash flow information	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (1)	$95	$78
Operating cash flows from finance leases	4	4
Financing cash flows from finance leases	4	5
Right-of-use assets obtained in exchange for new finance lease liabilities	21	1
Right-of-use assets obtained in exchange for new operating lease liabilities	73	47

(1)	Included in the change in other operating assets and liabilities in the condensed consolidated statement of cash flows.

10.  EMPLOYEE BENEFIT PLANS

The Company provides an unfunded Supplemental Executive Retirement Plan (“SERP”) for certain members of its executive management. The Company uses a December 31 measurement date for the benefit obligations and a January 1 measurement date for its net periodic costs for the SERP. Variances from actuarially assumed rates will result in increases or decreases in benefit obligations and net periodic cost in future periods. Benefits expense under the SERP was $2 million for both of the three-month periods ended June 30, 2020 and 2019, and $4 million and $3 million during the six months ended June 30, 2020 and 2019, respectively. The accrued benefit liability for the SERP totaled $76 million and $72 million at June 30, 2020 and December 31, 2019, respectively, and is included in other long-term liabilities on the condensed consolidated balance sheets. The weighted-average assumptions used in determining net periodic cost for the six months ended June 30, 2020 and June 30, 2019 were a discount rate of 3.1% and 4.2%, respectively, and an annual salary increase of 3.0%. The Company had equity investment securities in a rabbi trust generally designated to pay benefits of the SERP in the amounts of $85 million and $84 million at June 30, 2020 and December 31, 2019, respectively. These amounts are included in other assets, net on the condensed consolidated balance sheets.

11.  STOCKHOLDERS’ DEFICIT

Authorized capital shares of the Company include 400,000,000 shares of capital stock consisting of 300,000,000 shares of common stock and 100,000,000 shares of preferred stock. Each of the aforementioned classes of capital stock has a par value of $0.01 per share. Shares of preferred stock, none of which were outstanding as of June 30, 2020, may be issued in one or more series having such rights, preferences and other provisions as determined by the Board of Directors without approval by the holders of common stock.

The Company is a holding company which operates through its subsidiaries. The Company’s ABL Facility and the indentures governing each series of the Company’s outstanding notes contain various covenants under which the assets of the subsidiaries of the Company are subject to certain restrictions relating to, among other matters, dividends and distributions, as referenced in the paragraph below.

The ABL Facility and the indentures governing each series of the Company’s outstanding notes restrict the Company’s subsidiaries from, among other matters, paying dividends and making distributions to the Company, which thereby limits the Company’s ability to pay dividends and/or repurchase stock. As of June 30, 2020, under the most restrictive test in these agreements (and subject to certain exceptions), the Company has approximately $200 million of capacity to pay permitted dividends and/or repurchase shares of stock or make other restricted payments.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following schedule presents the reconciliation of the carrying amount of total equity, equity attributable to the Company, and equity attributable to the noncontrolling interests as of June 30, 2020, and during each of the three-month periods following December 31, 2019 (in millions):

		Community Health Systems, Inc. Stockholders
	Redeemable Noncontrolling Interest	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss (Income)	Accumulated Deficit	Noncontrolling Interest	Total Stockholders’ Deficit
Balance, December 31, 2019	$502	$1	$2,008	$(9)	$(4,218)	$77	$(2,141)
Comprehensive income	8	—	—	2	18	8	28
Distributions to noncontrolling interests	(22)	—	—	—	—	(8)	(8)
Purchase of subsidiary shares from noncontrolling interests	(1)	—	(1)	—	—	—	(1)
Other reclassifications of noncontrolling interests	8	—	—	—	—	(8)	(8)
Adjustment to redemption value of redeemable noncontrolling interests	7	—	(7)	—	—	—	(7)
Cancellation of restricted stock for tax withholdings on vested shares	—	—	(1)	—	—	—	(1)
Share-based compensation	—	—	2	—	—	—	2
Balance, March 31, 2020	502	1	2,001	(7)	(4,200)	69	(2,136)
Comprehensive income	7	—	—	2	69	16	87
Distributions to noncontrolling interests	(17)	—	—	—	—	(10)	(10)
Purchase of subsidiary shares from noncontrolling interests	(1)	—	1	—	—	—	1
Other reclassifications of noncontrolling interests	1	—	—	—	—	—	—
Adjustment to redemption value of redeemable noncontrolling interests	(3)	—	3	—	—	—	3
Share-based compensation	—	—	3	—	—	—	3
Balance, June 30, 2020	$489	$1	$2,008	$(5)	$(4,131)	$75	$(2,052)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following schedule presents the reconciliation of the carrying amount of total equity, equity attributable to the Company, and equity attributable to the noncontrolling interests as of June 30, 2019, and during each of the three-month periods following December 31, 2018 (in millions):

		Community Health Systems, Inc. Stockholders
	Redeemable Noncontrolling Interest	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Stockholders’ Deficit
Balance, December 31, 2018	$504	$1	$2,017	$(10)	$(3,543)	$72	$(1,463)
Comprehensive income (loss)	9	—	—	—	(118)	8	(110)
Contributions from noncontrolling interests	1	—	—	—	—	—	—
Distributions to noncontrolling interests	(19)	—	—	—	—	(8)	(8)
Purchase of subsidiary shares from noncontrolling interests	(1)	—	—	—	—	—	—
Other reclassifications of noncontrolling interests	(1)	—	—	—	—	1	1
Adjustment to redemption value of redeemable noncontrolling interests	12	—	(12)	—	—	—	(12)
Cancellation of restricted stock for tax withholdings on vested shares	—	—	(1)	—	—	—	(1)
Share-based compensation	—	—	3	—	—	—	3
Balance, March 31, 2019	505	1	2,007	(10)	(3,661)	73	(1,590)
Comprehensive income (loss)	14	—	—	2	(167)	8	(157)
Contributions from noncontrolling interests	1	—	—	—	—	—	—
Distributions to noncontrolling interests	(22)	—	—	—	—	(8)	(8)
Purchase of subsidiary shares from noncontrolling interests	—	—	(1)	—	—	—	(1)
Other reclassifications of noncontrolling interests	(1)	—	(1)	—	—	1	—
Adjustment to redemption value of redeemable noncontrolling interests	6	—	(6)	—	—	—	(6)
Share-based compensation	—	—	3	—	—	—	3
Balance, June 30, 2019	$503	$1	$2,002	$(8)	$(3,828)	$74	$(1,759)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following schedule discloses the effects of changes in the Company’s ownership interest in its less-than-wholly-owned subsidiaries on Community Health Systems, Inc. stockholders’ deficit (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income (loss) attributable to Community Health Systems, Inc. stockholders	$70	$(167)	$87	$(285)
Transfers to the noncontrolling interests:
Net increase (decrease) in Community Health Systems, Inc. paid-in-capital for purchase of subsidiary partnership interests	1	(1)	—	(1)
Net transfers to the noncontrolling interests	1	(1)	—	(1)
Change to Community Health Systems, Inc. stockholders' deficit from net income (loss) attributable to Community Health Systems, Inc. stockholders and transfers to noncontrolling interests	$71	$(168)	$87	$(286)

12.  EARNINGS PER SHARE

The following table sets forth the components of the denominator for the computation of basic and diluted earnings per share for net income (loss) attributable to Community Health Systems, Inc. common stockholders:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Weighted-average number of shares outstanding — basic	114,972,408	113,862,097	114,636,963	113,561,523
Effect of dilutive securities:
Restricted stock awards	41,253	—	59,295	—
Employee stock options	—	—	238	—
Other equity-based awards	—	—	—	—
Weighted-average number of shares outstanding — diluted	115,013,661	113,862,097	114,696,496	113,561,523

The Company generated a loss attributable to Community Health Systems, Inc. common stockholders for the three and six months ended June 30, 2019, so the effect of dilutive securities is not considered because their effect would be antidilutive. If the Company had generated income during the three and six months ended June 30, 2019, the effect of restricted stock awards, employee stock options, and other equity-based awards on the diluted shares calculation would have been an increase in shares of 30,472 and 44,867, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Dilutive securities outstanding not included in the computation of earnings per share because their effect is antidilutive:
Employee stock options and restricted stock awards	4,323,656	4,020,947	4,587,414	3,908,725

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

Probable Contingencies

 2011 Class Action Shareholder Federal Securities Cases.  Three purported class action cases have been filed in the United States District Court for the Middle District of Tennessee; namely, Norfolk County Retirement System v. Community Health Systems, Inc., et al., filed May 9, 2011; De Zheng v. Community Health Systems, Inc., et al., filed May 12, 2011; and Minneapolis Firefighters Relief Association v. Community Health Systems, Inc., et al., filed June 21, 2011. All three seek class certification on behalf of purchasers of the Company’s common stock between July 27, 2006 and April 11, 2011 and allege that misleading statements resulted in artificially inflated prices for the Company’s common stock. In December 2011, the cases were consolidated for pretrial purposes and NYC Funds and its counsel were selected as lead plaintiffs/lead plaintiffs’ counsel. In lieu of ruling on the Company’s motion to dismiss, the court permitted the plaintiffs to file a first amended consolidated class action complaint, which was filed on October 5, 2015. The Company’s motion to dismiss was filed on November 4, 2015 and oral argument was held on April 11, 2016. The Company’s motion to dismiss was granted on June 16, 2016 and on June 27, 2016, the plaintiffs filed a notice of appeal to the Sixth Circuit Court of Appeals. The matter was heard on May 3, 2017. On December 13, 2017, the Sixth Circuit reversed the trial court’s dismissal of the case and remanded it to the District Court. The Company filed a renewed partial motion to dismiss on February 9, 2018, which was denied by the District Court on September 24, 2018. The Company also filed a petition for a writ of certiorari to the United States Supreme Court on April 18, 2018 seeking review of the Sixth Circuit’s decision. The United States Supreme Court denied the petition for a writ of certiorari on October 1, 2018. The District Court granted the Plaintiff’s motion for class certification on July 26, 2019. The Company filed a petition for permission to appeal the District Court’s class certification order in the Sixth Circuit Court of Appeals on August 9, 2019, and that petition was denied on October 23, 2019. Trial for this matter was set for December 1, 2020. On January 21, 2020, the Company and the Plaintiff filed a stipulation of settlement indicating to the District Court that the parties had reached agreement on the principal terms of a settlement for $53 million, which was recorded by the Company during the three months ended December 31, 2019. The settlement received preliminary approval from the District Court on January 30, 2020. On June 22, 2020, the District Court granted final approval of the settlement and ordered the case dismissed with prejudice.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The table below presents a reconciliation of the beginning and ending liability balances (in millions) during the six months ended June 30, 2020, with respect to the Company’s determination of the contingencies of the Company in respect of which an accrual has been recorded.

Summary of Recorded Amounts

Probable
Contingencies
Balance as of December 31, 2019	$68
Expense	10
Reserve for insured claim	10
Cash payments	(63)
Balance as of June 30, 2020	$25

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

In the aggregate, attorneys’ fees and other costs incurred but not included in the table above related to probable contingencies and Contingent Value Right-related contingencies totaled $2 million for the three months ended June 30, 2019, and $1 million and $4 million for the six months ended June 30, 2020 and 2019, respectively, and are included in other operating expenses in the accompanying condensed consolidated statements of income (loss). There was income of less than $1 million for the three months ended June 30, 2020 related to the above attorneys’ fees and other costs.

Matters for which an Outcome Cannot be Assessed

For the following legal matter, due to the uncertainties surrounding the ultimate outcome of the case, the Company cannot at this time assess what the outcome may be and is further unable to reasonably estimate any loss or range of loss.

Steadfast Insurance Company, et al v. Community Health Systems, Inc., CHS/Community Health Systems, Inc., CHSPSC, LLC and Pecos Valley of New Mexico, LLC; Community Health Systems, Inc., et al v. Steadfast Insurance Company, et al; Anne Sperling, et al v. Community Insurance Group SPC, Ltd. These cases are filed in the Superior Court for the State of Delaware, the Chancery Court for the State of Delaware, and the First Judicial District Court for the State of New Mexico, respectively, and involve insurance coverage disputes related to a $73 million judgment rendered against Pecos Valley of New Mexico, LLC in Anne Sperling, et al v. Pecos Valley of New Mexico, LLC (“Sperling I”). The first case was brought by Steadfast Insurance Company in Delaware Superior Court seeking a declaration that the Sperling I judgment is not a covered loss as defined by the insurance policies that are the subject of the case. The second case, filed by the Company in Delaware Chancery Court, seeks reformation of the subject policies. The third case (“Sperling II”), filed by the plaintiffs in Sperling I, seeks recovery from Pecos Valley of New Mexico, LLC’s insurers for the judgment awarded the plaintiffs in their separate, previous action against Pecos Valley of New Mexico, LLC. The Steadfast complaint was served on November 30, 2018. On December 13, 2018, Admiral Insurance Company, Endurance Specialty Insurance Ltd, and Illinois Union Insurance Company moved to intervene in the suit as petitioners. The Company has initiated counterclaims against each insurer in that case, including for bad faith against Steadfast. The Company filed the Community Health Systems complaint on January 22, 2020. Sperling II was filed on July 24, 2019.  Plaintiffs amended their complaint to add Pecos Valley of New Mexico, LLC as a defendant in that action on May 21, 2020, and Pecos Valley of New Mexico, LLC filed a third party action against certain insurer defendants in the case on July 6, 2020. The judgment in Sperling I against Pecos Valley of New Mexico, LLC, which was rendered on September 5, 2018, in the First Judicial Court of the State of New Mexico, is currently on appeal to the Court of Appeals of the State of New Mexico. Consolidated trial of the Steadfast and Community Health Systems, Inc. cases is set for July 26, 2021. The Company believes the insurers’ claims in the Steadfast, Community Health Systems, Inc. and Sperling II litigation are without merit and will vigorously defend and prosecute those cases.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

14.  SUBSEQUENT EVENTS

The Company has evaluated all material events occurring subsequent to the balance sheet date for events requiring disclosure or recognition in the condensed consolidated financial statements.

On July 1, 2020, one or more affiliates of the Company sold Northern Louisiana Medical Center (130 licensed beds) in Ruston, Louisiana and substantially all of the assets to affiliates of Allegiance Health Management, Inc. pursuant to the terms of a definitive agreement which was entered into on March 18, 2020, as referenced above. The net proceeds from this sale were received at a preliminary closing on June 30, 2020.

On July 1, 2020, one or more affiliates of the Company sold the majority ownership interest in St. Cloud Regional Medical Center (84 licensed beds) in St. Cloud, Florida to affiliates of Orlando Health, Inc., which held the minority ownership interest, pursuant to the terms of a definitive agreement which was entered into on April 27, 2020, as referenced above. The net proceeds from this sale were received at a preliminary closing on June 30, 2020.

In July 2020, the Company received general and targeted distributions totaling approximately $109 million from the PHSSEF which did not qualify for recognition during the three months ended June 30, 2020.

15.  SUMMARIZED FINANCIAL INFORMATION

The 6⅞% Senior Notes due 2022, which are senior unsecured obligations of CHS, and the 6¼% Senior Secured Notes due 2023, which are senior secured obligations of CHS (collectively, “the Notes”) are guaranteed on a senior basis by the Company and by certain of its existing and subsequently acquired or organized 100% owned domestic subsidiaries (collectively, the “subsidiary guarantors”). In addition, equity interests held by the Company in non-guarantor subsidiaries have been pledged as collateral under the Notes, except for equity interests held in three hospitals owned jointly with non-profit, health organizations. The Notes are fully and unconditionally guaranteed on a joint and several basis, with exceptions considered customary for such guarantees, limited to the release of the guarantee when a subsidiary guarantor’s capital stock is sold, or a sale of all of the subsidiary guarantor’s assets used in operations. There are no significant restrictions on the ability of the subsidiary guarantors to make distributions to the issuer. Summarized financial information is provided for Community Health Systems, Inc. (parent guarantor), CHS (issuer) and the subsidiary guarantors on a combined basis in accordance with SEC Regulation S-X Rules 3-10 and 13-01.

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

From time to time, subsidiaries of the Company sell and/or repurchase noncontrolling interests in consolidated subsidiaries, which may change subsidiaries between guarantors and non-guarantors. Amounts for prior periods have been revised to reflect the status of guarantors and non-guarantors as of June 30, 2020.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Summarized statements of income (loss) (in millions):

Six Months Ended
June 30, 2020
Net operating revenues	$3,672
Income from operations	532
Net income	168
Net income attributable to Community Health Systems, Inc. Stockholders	168

Summarized balance sheets (in millions):

	June 30, 2020	December 31, 2019
Current assets	$3,596	$2,464
Noncurrent assets (a)	14,495	14,596
Current liabilities	2,354	1,472
Noncurrent liabilities (b)	14,854	15,800

(a)	Includes amounts due from non-guarantor subsidiaries of $6.4 billion and $6.5 billion as of June 30, 2020 and December 31, 2019, respectively.
(b)	Includes amounts due to non-guarantor subsidiaries of $0.7 billion and $1.4 billion as of June 30, 2020 and December 31, 2019, respectively.

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

Executive Overview

We are one of the largest publicly traded hospital companies in the United States and a leading operator of general acute care hospitals and outpatient facilities in communities across the country. We provide healthcare services through the hospitals that we own and operate and affiliated businesses in non-urban and selected urban markets throughout the United States. We generate revenues by providing a broad range of general and specialized hospital healthcare services and outpatient services to patients in the communities in which we are located. As of June 30, 2020, we owned or leased 97 hospitals, comprised of 95 general acute care hospitals and two stand-alone rehabilitation or psychiatric hospitals. For the hospitals that we own and operate, we are paid for our services by governmental agencies, private insurers and directly by the patients we serve.

We have been implementing a portfolio rationalization and deleveraging strategy by divesting hospitals and non-hospital businesses that are attractive to strategic and other buyers. As discussed further below, we currently expect planned divestitures to be completed during the third and fourth quarters of 2020.

COVID-19 Pandemic

A novel strain of coronavirus causing the disease known as COVID-19 was first identified in Wuhan, China in December 2019, and has spread throughout the world, including across the United States. In January 2020, the Secretary of the U.S. Department of Health and Human Services, or HHS, declared a national public health emergency due to the novel coronavirus. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. In an attempt to contain the spread and impact of COVID-19, authorities throughout the United States and the world have implemented measures such as travel bans and restrictions, quarantines, stay-at-home and shelter-in-place orders, the promotion of social distancing, and limitations on business activity. This pandemic has resulted in a significant economic downturn in the United States and globally and has also led to significant disruptions and volatility in capital and financial markets.

As a provider of healthcare services, we are significantly exposed to the public health and economic effects of the COVID-19 pandemic. The safety of our patients, physicians, nurses, and employees in the communities in which we serve remains our primary focus. We have been working with federal, state and local health authorities to respond to the COVID-19 pandemic cases in the communities we serve and have been taking or supporting measures to try to limit the spread of the virus and to mitigate the burden on the healthcare system, including rescheduling or cancelling elective procedures at our hospitals and other healthcare facilities. In addition, some states have been requiring hospitals to maintain a reserve of personal protective equipment and mandating COVID-19 screening for new patients and certain hospital staff.

Beginning in March 2020, we experienced a substantial reduction in the number of elective surgeries, physician office visits and emergency room volumes at our hospitals and other healthcare facilities due to restrictions on elective procedures, quarantines, stay-at-home and shelter-in-place orders, the promotion of social distancing, as well as general concerns related to the risk of contracting COVID-19 from interacting with the healthcare system. A general easing of restrictive measures beginning in May and June 2020 resulted in greater volume during such periods in comparison to April 2020 levels, although patient volume in May and June 2020 remained below pre-COVID-19 levels. Some restrictive measures remain in place and, as of the time of this filing, some states and local governments are re-imposing restrictions due to increasing rates of COVID-19 cases, including in select markets that we serve, which may continue to adversely impact our operating results. In addition, some individuals may choose to postpone medical care for an undetermined period of time, even in the absence of government or industry-adopted restrictions. Given the general necessity of the healthcare services we provide, we anticipate that in the future historically normal service levels may resume and that the deferral of services during the pandemic may create a backlog of demand; however, there is no assurance that either will occur and, to the extent this occurs, when this will occur.

Our hospitals, medical clinics, medical personnel, and employees have been actively caring for COVID-19 patients. Although we have been implementing considerable safety measures, treatment of COVID-19 patients has associated risks, which may include the manner in which medical personnel perceive and respond to such risks. While our hospitals have not experienced major capacity constraints to date arising from the treatment of COVID-19 patients, there are hospitals in the United States that are located in centers of the COVID-19 outbreak and have been overwhelmed in caring for COVID-19 patients, which has prevented such hospitals from treating all patients who seek care. Our hospitals could be subject to such conditions in the future if a major COVID-19 outbreak occurs in a geographic region where any of our hospitals are located. In addition, some states have been limiting hospital volume by requiring a minimum percentage of vacant beds in case of a surge in COVID-19 patients.

We may experience supply chain disruptions as the result of the COVID-19 pandemic, including delays and price increases in equipment, pharmaceuticals and medical supplies. Staffing, equipment, and pharmaceutical and medical supplies shortages may impact our ability to admit and treat patients. We have incurred, and may continue to incur, certain increased expenses arising from the COVID-19 pandemic, including additional supply chain and other expenditures.

Broad economic factors resulting from the COVID-19 pandemic, including high unemployment and underemployment levels and reduced consumer spending and confidence, may also affect our service mix, revenue mix, payor mix and patient volumes, as well as our ability to collect outstanding receivables. Business closures and layoffs in the geographic areas in which we operate has led to increases in the uninsured and underinsured populations, which may continue to adversely affect demand for our services, as well as the ability of patients and other payors to pay for services rendered. A material increase in the amount or deterioration in the collectability of patient accounts receivable may adversely affect our financial results and require an increased level of working capital.

We are not able to fully quantify the impact that the COVID-19 pandemic will have on our financial results during 2020, but expect developments related to COVID-19 to materially affect our financial performance in 2020. Moreover, the COVID-19 pandemic may otherwise have material adverse effects on our results of operations, financial position, and/or our cash flows, particularly if negative economic and/or public health conditions in the United States continue to deteriorate or persist for a significant period of time. The ultimate impact of the pandemic on our financial results will depend on, among other factors, the duration and severity of the pandemic as well as negative economic conditions arising from the pandemic, the volume of canceled or rescheduled procedures at our facilities, the volume of COVID-19 patients cared for across our health systems, the timing and availability of effective medical treatments and vaccines, and the impact of government actions and administrative regulations on the hospital industry and broader economy, including through existing and any future stimulus efforts. Furthermore, the pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, which could reduce our ability to access capital and negatively affect our liquidity in the future. As discussed below under “Legislative Overview”, we have received, and may continue to receive, payments and advances under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, and the Paycheck Protection Program and Health Care Enhancement Act, or PPPHCE Act, which have been beneficial in partially mitigating impact of the COVID-19 pandemic on our results of operations and financial position to date. Additionally, the federal government may consider additional stimulus and relief efforts, but we are unable to predict whether any additional stimulus measures will be enacted or their impact, if any. We are unable to assess the extent to which anticipated negative impacts on us arising from the COVID-19 pandemic will ultimately be offset by amounts received, and which we may in the future receive, under the CARES Act, the PPPHCE Act, or any future federal stimulus measures.

Completed Divestiture and Acquisition Activity

During the six months ended June 30, 2020, we completed the divestiture of five hospitals, including three which closed effective January 1, 2020 (for these hospitals, we received the net proceeds at a preliminary closing on December 31, 2019). These five hospitals represented annual net operating revenues in 2019 of approximately $350 million and, including the net proceeds for the three hospitals that preliminarily closed on December 31, 2019, we received total net proceeds of approximately $256 million in connection with the disposition of these hospitals. In addition, we completed the divestiture of an additional two hospitals on July 1, 2020 for which we received net proceeds of approximately $133 million at a preliminary closing held on June 30, 2020.

During 2019, we completed the divestiture of 12 hospitals, including two which closed effective January 1, 2019 (for these hospitals, we received the net proceeds at a preliminary closing on December 31, 2018), but not including the three hospitals noted which closed on January 1, 2020. These 12 hospitals represented annual net operating revenues in 2018 of approximately $1.1 billion and, excluding the net proceeds for the two hospitals that preliminarily closed on December 31, 2018, we received total net proceeds of approximately $335 million in connection with the disposition of these hospitals.

The following table provides a summary of hospitals that we divested during the six months ended June 30, 2020 and the year ended December 31, 2019:

Hospital	Buyer	City, State	Licensed Beds	Effective Date
2020 Divestitures:

Shands Live Oak Regional Medical Center	HCA Healthcare, Inc., or HCA,	Live Oak, FL	25	May 1, 2020
Shands Starke Regional Medical Center	HCA	Starke, FL	49	May 1, 2020
Southside Regional Medical Center	Bon Secours Mercy Health System	Petersburg, VA	300	January 1, 2020
Southampton Memorial Hospital	Bon Secours Mercy Health System	Franklin, VA	105	January 1, 2020
Southern Virginia Regional Medical Center	Bon Secours Mercy Health System	Emporia, VA	80	January 1, 2020

2019 Divestitures:

Bluefield Regional Medical Center	Princeton Community Hospital Association	Bluefield, WV	92	October 1, 2019
Lake Wales Medical Center	Adventist Health System	Lake Wales, FL	160	September 1, 2019
Heart of Florida Regional Medical Center	Adventist Health System	Davenport, FL	193	September 1, 2019
College Station Medical Center	St. Joseph Regional Health Center	College Station, TX	167	August 1, 2019
Tennova Healthcare - Lebanon	Vanderbilt University Medical Center	Lebanon, TN	245	August 1, 2019
Chester Regional Medical Center	Medical University Hospital Authority	Chester, SC	82	March 1, 2019
Carolinas Hospital System - Florence	Medical University Hospital Authority	Florence, SC	396	March 1, 2019
Springs Memorial Hospital	Medical University Hospital Authority	Lancaster, SC	225	March 1, 2019
Carolinas Hospital System - Marion	Medical University Hospital Authority	Mullins, SC	124	March 1, 2019
Memorial Hospital of Salem County	Community Healthcare Associates, LLC	Salem, NJ	126	January 31, 2019
Mary Black Health System - Spartanburg	Spartanburg Regional Healthcare System	Spartanburg, SC	207	January 1, 2019
Mary Black Health System - Gaffney	Spartanburg Regional Healthcare System	Gaffney, SC	125	January 1, 2019

In addition, on July 1, 2020, we completed the sale of Northern Louisiana Medical Center (130 licensed beds) in Ruston, Louisiana and substantially all of the assets to affiliates of Allegiance Health Management, Inc. pursuant to the terms of a definitive agreement which was entered into on March 18, 2020. The net proceeds from this sale were received at a preliminary closing on June 30, 2020.

On July 1, 2020, we completed the sale of the majority ownership interest in St. Cloud Regional Medical Center (84 licensed beds) in St. Cloud, Florida to affiliates of Orlando Health, Inc., which held the minority ownership interest, pursuant to the terms of a definitive agreement which was entered into on April 27, 2020. The net proceeds from this sale were received at a preliminary closing on June 30, 2020.

In addition to the divestiture of the hospitals in 2019 and 2020 noted above, we have entered into definitive agreements to sell a total of five hospitals, for which we expect to receive aggregate proceeds of approximately $430 million.

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

•	On May 28, 2020, we entered into a definitive agreement for the sale of our ownership interest in Hill Regional Hospital (25 licensed beds) in Hillsboro, Texas to AHRK Holdings, LLC.
•

On June 25, 2020, we entered into a definitive agreement for the sale of substantially all the assets of Bayfront Health St. Petersburg (480 licensed beds) in St. Petersburg, Florida to affiliates of Orlando Health, Inc.

These divestitures subject to definitive agreements, which are expected to be completed at various times during the third and fourth quarters of 2020, will mark the end of our formal portfolio rationalization strategy, which commenced in 2017. There can be no assurance that these potential divestitures subject to definitive agreements will be completed, or if they are completed, the ultimate timing of the completion of these divestitures. We continue to receive interest from potential acquirers for certain of our hospitals, and may, from time to time, consider selling additional hospitals following the completion of our formal portfolio rationalization strategy, if we consider any such disposition to be in our best interests.

We expect to use proceeds from divestitures for general corporate purposes.

During the six months ended June 30, 2020, we paid less than $1 million to acquire the operating assets and related businesses of certain physician practices, clinics and other ancillary businesses that operate within the communities served by our hospitals.

During the three months ended June 30, 2020, we entered into a settlement and termination agreement with the Lake Shore Hospital Authority for the planned closure of the Shands Lake Shore Regional Medical Center in Lake City, Florida. The closure is currently expected to be completed by August 31, 2020. An immaterial adjustment was recorded during the three months ended June 30, 2020 to adjust the supplies, inventory and long-lived assets to fair value.

Overview of Operating Results

Our net operating revenues for the three months ended June 30, 2020 decreased $783 million to approximately $2.5 billion compared to approximately $3.3 billion for the three months ended June 30, 2019, primarily as a result of developments related to COVID-19 as highlighted above, and hospitals divested during 2019 and 2020. On a same-store basis, net operating revenues for the three months ended June 30, 2020 decreased $571 million, also primarily as a result of the COVID-19 pandemic.

We had net income of $93 million during the three months ended June 30, 2020, compared to a net loss of $146 million for the three months ended June 30, 2019. Net income for the three months ended June 30, 2020 included the following:

•	an after-tax charge of $2 million for government and other legal settlements and related costs,
•	an after-tax charge of $22 million for the impairment of goodwill and long-lived assets of hospitals sold or held for sale based on their estimated fair values, and
•	an after-tax charge of $4 million for employee termination benefits and other restructuring costs.

Net loss for the three months ended June 30, 2019 included the following:

•	an after-tax charge of $3 million for government and other legal settlements, net of related legal expenses,
•	an after-tax charge of $1 million for employee termination benefits and other restructuring costs,
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
•

an after-tax charge of $2 million for legal expenses related to the settlement of certain Health Management Associates, Inc., or HMA, legal proceedings entered into with the U.S. Department of Justice during the three months ended September 30, 2018, or the HMA Legal Matters.

Consolidated inpatient admissions for the three months ended June 30, 2020, decreased 23.6%, compared to the three months ended June 30, 2019. Consolidated adjusted admissions for the three months ended June 30, 2020, decreased 29.2%, compared to the three months ended June 30, 2019. Same-store inpatient admissions for the three months ended June 30, 2020, decreased 18.1%, compared to the three months ended June 30, 2019, and same-store adjusted admissions for the three months ended June 30, 2020, decreased 24.2%, compared to the three months ended June 30, 2019. These same-store decreases primarily resulted from the impact of the COVID-19 pandemic.

Our net operating revenues for the six months ended June 30, 2020 decreased $1.1 billion to approximately $5.5 billion compared to approximately $6.7 billion for the six months ended June 30, 2019, primarily as a result of developments related to COVID-19 as highlighted above, and hospitals divested during 2019 and 2020. On a same-store basis, net operating revenues for the six months ended June 30, 2020 decreased $679 million, also primarily as a result of the COVID-19 pandemic.

We had net income of $126 million during the six months ended June 30, 2020, compared to a net loss of $246 million for the six months ended June 30, 2019. Net income for the six months ended June 30, 2020 included the following:

•	an after-tax charge of $3 million for government and other legal settlements and related costs,
•	an after-tax charge of $3 million for loss from early extinguishment of debt,
•	an after-tax charge of $57 million for the impairment of goodwill and long-lived assets of hospitals sold or held for sale based on their estimated fair values,
•	an after-tax charge of $4 million for employee termination benefits and other restructuring costs,
•	an after-tax charge of $1 million for legal expenses related to the settlement of the HMA Legal Matters, and
•

income of approximately $240 million due to discrete tax benefits related to the release of federal and state valuation allowances on IRC Section 163(j) interest carryforwards as a result of an increase to the deductible interest expense allowed for 2019 and 2020 under the CARES Act that was enacted during the six months ended June 30, 2020.

Net loss for the six months ended June 30, 2019 included the following:

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

•	an after-tax charge of $53 million for a change in estimate for professional liability claims accrual related to claims incurred in 2016 and prior years,
•	an after-tax charge of $23 million for loss from early extinguishment of debt, and
•	an after-tax charge of $3 million for legal expenses related to the settlement of the HMA Legal Matters.

Consolidated inpatient admissions for the six months ended June 30, 2020, decreased 18.3%, compared to the six months ended June 30, 2019. Consolidated adjusted admissions for the six months ended June 30, 2020, decreased 21.0%, compared to the six months ended June 30, 2019. Same-store inpatient admissions for the six months ended June 30, 2020, decreased 11.5%, compared to the six months ended June 30, 2019, and same-store adjusted admissions for the six months ended June 30, 2020, decreased 14.5%, compared to the six months ended June 30, 2019. These same-store decreases primarily resulted from the impact of the COVID-19 pandemic.

Self-pay revenues represented approximately (2.2)% and 1.1% of net operating revenues for the three months ended June 30, 2020 and 2019, respectively, and (0.5)% and 1.1% for the six months ended June 30, 2020 and 2019, respectively. The amount of foregone revenue related to providing charity care services as a percentage of net operating revenues was approximately 5.5% and 4.3% for the three and six months ended June 30, 2020 and 2019, respectively. Direct and indirect costs incurred in providing charity care services as a percentage of net operating revenues was approximately 0.7% and 0.5% for the three and six months ended June 30, 2020 and 2019, respectively.

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

Of critical importance to us will be the potential impact of any changes specific to the Medicaid program, including the funding and expansion provisions of the Affordable Care Act or any subsequent legislation or agency initiatives. Historically, the states with the greatest reductions in the number of uninsured adult residents have expanded Medicaid. A number of states have opted out of the Medicaid coverage expansion provisions, but could ultimately decide to expand their programs at a later date. Of the 17 states in which we operated hospitals as of June 30, 2020, nine states have taken action to expand their Medicaid programs. At this time, the other eight states have not, including Florida, Alabama, Tennessee and Texas, where we operated a significant number of hospitals as of June 30, 2020. Some states use, or have applied to use, waivers granted by the Centers for Medicare & Medicaid Services, or CMS, to implement expansion, impose different eligibility or enrollment restrictions, or otherwise implement programs that vary from federal standards. CMS administrators have indicated that they are increasing state flexibility in the administration of Medicaid programs. For example, CMS has granted a limited number of state applications for waivers that allow a state to condition Medicaid enrollment on work or other community engagement. Several states have similar applications pending.

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

One of the primary sources of relief for healthcare providers is the CARES Act, an economic stimulus package signed into law on March 27, 2020. The PPPHCE Act, an expansion of the CARES Act that includes additional emergency appropriations, was signed into law on April 24, 2020. Together, the CARES Act and the PPPHCE Act include $175 billion in funding to be distributed through the PHSSEF to eligible providers, including public entities and Medicare- and/or Medicaid-enrolled providers. PHSSEF payments are intended to compensate healthcare providers for lost revenues and incremental expenses incurred in response to the COVID-19 pandemic and are not required to be repaid, provided that recipients attest to and comply with certain terms and conditions, including limitations on balance billing, not using PHSSEF funds to reimburse expenses or losses that other sources are obligated to reimburse and audit and reporting requirements. In addition, the CARES Act expanded the Medicare Accelerated and Advance Payment Program to increase cash flow to providers impacted by the COVID-19 pandemic. Inpatient acute care hospitals may request accelerated payment of up to 100% of their Medicare payment amount for a six-month period. The Medicare Accelerated and Advanced Payment Program payments are advances that providers must repay. CMS must recoup the accelerated payments beginning 120 days after receipt by the provider by withholding future Medicare fee-for-service payments. In April 2020, CMS announced that it is reevaluating new applications from Medicare Part A providers, such as hospitals, for accelerated payments in light of direct payments made available through PHSSEF, and it has suspended the advance payment program for physicians and other Medicare Part B health care providers. The CARES Act also includes other provisions offering financial relief, for example suspending the Medicare sequestration payment adjustment from May 1, 2020 through December 31, 2020, which would have otherwise reduced payments to Medicare providers by 2% (although it extends sequestration through 2030), delaying scheduled reductions to Medicaid DSH payments, providing a 20% add-on to the inpatient PPS DRG rate for COVID-19 patients for the duration of the public health emergency, and permitting the deferral of payment of the employer portion of social security taxes between March 27, 2020 and December 31, 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022.

During the three months ended June 30, 2020, we received approximately $564 million in payments through the PHSSEF in both general and targeted distributions, net of amounts received for previously divested entities that are required to be repaid to HHS. Approximately $448 million of the PHSSEF payments qualified as reimbursement for lost revenues and incremental expenses and was recognized as a reduction in operating costs and expenses during the three and six months ended June 30, 2020. The PHSSEF payments did not impact net operating revenues, and had a positive impact on net income attributable to Community Health Systems, Inc. common stockholders during the three months ended June 30, 2020, in the amount of $333 million. The portion of the PHSSEF payments that was not recognized as a reduction in operating costs and expenses or refunded as of June 30, 2020 is included within accrued liabilities-other in the condensed consolidated balance sheet, and such unrecognized amounts may be recognized as a reduction in operating costs and expenses in future periods if the underlying conditions for recognition are met. In addition, during July 2020, we have received general and targeted distributions totaling approximately $109 million from the PHSSEF which did not qualify for recognition as a reduction of operating costs and expenses during the three months ended June 30, 2020. With respect to the Medicare Accelerated and Advanced Payment Program, we received Medicare accelerated payments of approximately $1.2 billion in April 2020, which we currently expect will be recouped beginning in August 2020. Medicare accelerated payments are included within accrued liabilities-other in the condensed consolidated balance sheet. Effective April 26, 2020, CMS is reevaluating pending and new applications for accelerated payments in light of significant other relief provided by the CARES Act and the PPPHCE Act. Accordingly, we do not expect to receive additional Medicare accelerated payments.

Due to the recent enactment of the CARES Act and the PPPHCE Act, there is still a high degree of uncertainty surrounding their implementation, and the public health emergency continues to evolve. Some of the measures allowing for flexibility in delivery of care and various financial supports for health care providers are available only for the duration of the public health emergency, and it is unclear whether or for how long the public health emergency declaration will be extended. The current declaration expires October 23, 2020. The HHS Secretary may choose to renew the declaration for successive 90-day periods for as long as the emergency continues to exist and may terminate the declaration whenever he determines that the public health emergency no longer exists. The federal government may consider additional stimulus and relief efforts, but we are unable to predict whether additional stimulus measures will be enacted or their impact on us. There can be no assurance as to the total amount of financial and other types of assistance we will receive under the CARES Act, PPPHCE Act or future measures, if any, and it is difficult to predict the impact of such measures on our operations or how they will affect operations of our competitors. Further, there can be no assurance that the terms of provider relief funding or other programs will not change or be interpreted in ways that affect our funding or eligibility to participate or our ability to comply with applicable requirements and retain amounts received. We continue to assess the potential impact of the CARES Act, the PPPHCE Act, the potential impact of future stimulus measures, if any, and the impact of other laws, regulations, and guidance related to COVID-19 on our business, results of operations, financial condition and cash flows.

In June 2019, the U.S. Supreme Court ruled in Azar v. Allina Health Services that HHS failed to comply with statutory notice and comment rulemaking procedures before announcing an earlier policy related to DSH payments made under Medicare to hospitals. Following this ruling, unless the HHS is able to successfully assert another legal basis for this policy, one potential outcome is the federal government could be required to reimburse hospitals, including us, for DSH Medicare payments which otherwise would have been payable over certain prior time periods absent the enactment of this policy. While the ruling in this case was specific to the DSH payments calculated for federal fiscal year 2012 for the plaintiff hospitals, we believe that prior time periods with the potential for higher DSH payments because of the precedent of this ruling could include federal fiscal years 2005 to 2013. There continues to be uncertainty regarding the extent to which, if any, DSH Medicare payments will be remitted to us as the result of this ruling, and if so the timing of any such payments. However, we anticipate that if it is ultimately determined that we are entitled to receive such DSH Medicare payments for these prior time periods, these payments could have a material positive impact on a non-recurring basis in any future period in which net income is recognized in respect thereof as well as on our cash flows from operations in any future period in which these payments are received.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Medicare	24.1%	24.8%	24.6%	25.6%
Medicaid	13.5	13.7	13.5	13.2
Managed Care and other third-party payors	64.6	60.4	62.4	60.1
Self-pay	(2.2)	1.1	(0.5)	1.1
Total	100.0%	100.0%	100.0%	100.0%

As shown above, we receive a substantial portion of our revenues from the Medicare and Medicaid programs. Included in Managed Care and other third-party payors is operating revenues from insurance companies with which we have insurance provider contracts, Medicare managed care, insurance companies for which we do not have insurance provider contracts, workers’ compensation carriers and non-patient service revenue, such as rental income and cafeteria sales. In the future, we generally expect the portion of revenues received from the Medicare and Medicaid programs to increase over the long-term due to the general aging of the population and the impact of the Affordable Care Act. The Affordable Care Act has increased the number of insured patients in states that have expanded Medicaid, which in turn, has reduced the percentage of revenues from self-pay patients. However, it is unclear whether the trend of increased coverage will continue, due in part to the impact of the COVID-19 pandemic and the elimination of the financial penalty associated with the individual mandate, effective January 1, 2019. Further, the Affordable Care Act imposes significant reductions in amounts the government pays Medicare managed care plans. An executive order issued in October 2019 seeks to accelerate this shift away from traditional fee-for-service Medicare to Medicare managed care. The trend toward increased enrollment in Medicare and Medicaid managed care may adversely affect our operating revenue. We may also be impacted by regulatory requirements imposed on insurers, such as minimum medical-loss ratios and specific benefit requirements. Furthermore, in the normal course of business, managed care programs, insurance companies and employers actively negotiate the amounts paid to hospitals. Our relationships with payors may be impacted by price transparency initiatives and out-of-network billing proposals. There can be no assurance that we will retain our existing reimbursement arrangements or that these third-party payors will not attempt to further reduce the rates they pay for our services.

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-based reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for the treatment of patients covered by Medicare, Medicaid and non-governmental payors are generally less than our standard billing rates. We account for the differences between the estimated program reimbursement rates and our standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues and net income (loss) by an insignificant amount in each of the three and six-month periods ended June 30, 2020 and 2019.

The payment rates under the Medicare program for hospital inpatient and outpatient acute care services are based on a prospective payment system, depending upon the diagnosis of a patient’s condition. These rates are indexed for inflation annually, although increases have historically been less than actual inflation. On August 16, 2019, CMS issued the final rule to increase this index by 3.0% for hospital inpatient acute care services that are reimbursed under the prospective payment system, beginning October 1, 2019. The final rule provides for a 0.4 percentage point multifactor productivity reduction and a 0.5 percentage point increase in accordance with MACRA, which, together with other changes to payment policies is expected to yield an average 2.9% increase in reimbursement for hospital inpatient acute care services. An additional reduction applies to hospitals that do not submit required patient quality data. We are complying with this data submission requirement. Payments may also be affected by various other adjustments, such as admission and medical review criteria for inpatient services commonly known as the “two midnight rule.” This rule limits when services to Medicare beneficiaries are payable as inpatient hospital services. Reductions in the rate of increase or overall reductions in Medicare reimbursement may cause a decline in the growth of our net operating revenues.

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

Results of Operations

Our hospitals offer a variety of services involving a broad range of inpatient and outpatient medical and surgical services. These include general acute care, emergency room, general and specialty surgery, critical care, internal medicine, obstetrics, diagnostic services, psychiatric and rehabilitation services. Historically, the strongest demand for hospital services generally occurs during January through April and the weakest demand for these services generally occurs during the summer months. Accordingly, eliminating the effects of new acquisitions and/or divestitures, our net operating revenues and earnings are historically highest during the first quarter and lowest during the third quarter. As previously noted, the COVID-19 pandemic has disrupted the pattern of demand for services we provide.

The following tables summarize, for the periods indicated, selected operating data.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Operating results, as a percentage of net operating revenues:
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses (a)	(82.2)	(91.0)	(86.6)	(89.8)
Depreciation and amortization	(5.6)	(4.6)	(5.1)	(4.6)
Impairment and loss on sale of businesses, net	(0.4)	(1.0)	(1.0)	(1.1)
Income from operations	11.8	3.4	7.3	4.5
Interest expense, net	(10.4)	(8.0)	(9.4)	(7.8)
Loss from early extinguishment of debt	—	—	(0.1)	(0.5)
Equity in earnings of unconsolidated affiliates	—	0.1	0.1	0.2
Income (loss) before income taxes	1.4	(4.5)	(2.1)	(3.6)
Benefit from (provision for) income taxes	2.3	0.1	4.4	(0.1)
Net income (loss)	3.7	(4.4)	2.3	(3.7)
Less: Net income attributable to noncontrolling interests	(0.9)	(0.7)	(0.7)	(0.6)
Net income (loss) attributable to Community Health Systems, Inc. stockholders	2.8%	(5.1)%	1.6%	(4.3)%

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Percentage (decrease) increase from prior year:
Net operating revenues	(23.7)%	(7.3)%	(17.0)%	(7.9)%
Admissions (b)	(23.6)	(11.5)	(18.3)	(12.5)
Adjusted admissions (c)	(29.2)	(12.3)	(21.0)	(12.5)
Average length of stay (d)	2.2	2.3	—	—
Net income (loss) attributable to Community Health Systems, Inc.	141.9	51.8	130.5	111.1
Same-store percentage (decrease) increase from prior year (e):
Net operating revenues	(18.4)%	4.9%	(10.9)%	4.0%
Admissions (b)	(18.1)	2.3	(11.5)	1.1
Adjusted admissions (c)	(24.2)	1.8	(14.5)	1.3

(a)

Operating expenses include salaries and benefits, supplies, other operating expenses, government and other legal settlements and related costs, lease cost and rent, net of the reduction in operating expenses during the three months ended June 30, 2020, resulting from the receipt and recognition of pandemic relief funds.

(b)	Admissions represents the number of patients admitted for inpatient treatment.
(c)

Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by multiplying admissions by gross patient revenues and then dividing that number by gross inpatient revenues.

(d)	Average length of stay represents the average number of days inpatients stay in our hospitals.
(e)	Includes acquired hospitals to the extent we operated them in both periods and excludes information for the hospitals sold during 2019 and the six months ended June 30, 2020.

Items (b) – (e) are metrics used to manage our performance. These metrics provide useful insight to investors about the volume and acuity of services we provide, which aid in evaluating our financial results.

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Net operating revenues decreased by 23.7% to approximately $2.5 billion for the three months ended June 30, 2020, from approximately $3.3 billion for the three months ended June 30, 2019. Net operating revenues on a same-store basis from hospitals that were operated throughout both periods decreased $571 million, or 18.4%, during the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. The decrease in same-store net operating revenues was primarily due to a decline in volumes resulting from the COVID-19 pandemic. Non-same-store net operating revenues decreased $212 million during the three months ended June 30, 2020, in comparison to the prior year period, with the decrease attributable primarily to the impact of the COVID-19 pandemic as well as the divestiture of hospitals during 2019 and 2020. On a consolidated basis, inpatient admissions decreased by 23.6% during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. Also on a consolidated basis, adjusted admissions decreased by 29.2% during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. On a same-store basis, net operating revenues per adjusted admission increased 7.6%, while inpatient admissions decreased by 18.1% and adjusted admissions decreased by 24.2% for the three months ended June 30, 2020, compared to the three months ended June 30, 2019.

Operating costs and expenses, as a percentage of net operating revenues, decreased from 96.6% during the three months ended June 30, 2019 to 88.2% during the three months ended June 30, 2020. Operating costs and expenses, excluding depreciation and amortization and impairment and loss on sale of businesses, as a percentage of net operating revenues, decreased from 91.0% for the three months ended June 30, 2019 to 82.2% for the three months ended June 30, 2020 due to the recognition of approximately $448 million of PHSSEF payments as a reduction of operating costs and expenses during the three months ended June 30, 2020. Salaries and benefits, as a percentage of net operating revenues, increased from 45.1% for the three months ended June 30, 2019 to 50.9% for the three months ended June 30, 2020. Supplies, as a percentage of net operating revenues, increased from 16.3% for the three months ended June 30, 2019 to 16.6% for the three months ended June 30, 2020. Other operating expenses, as a percentage of net operating revenues, increased from 27.0% for the three months ended June 30, 2019 to 29.1% for the three months ended June 30, 2020. Expense related to government and other legal settlements and related costs, as a percentage of net operating revenues, remained consistent at 0.1% for both of the three-month periods ended June 30, 2020 and 2019. Lease cost and rent, as a percentage of net operating revenues, increased from 2.5% for the three months ended June 30, 2019 to 3.3% for the three months ended June 30, 2020. The increases in salaries and benefits, supplies, other operating expenses and lease cost and rent, as a percentage of net operating revenues, during the three months ended June 30, 2020 compared to June 30, 2019 is primarily due to the impact of the COVID-19 pandemic.

Depreciation and amortization, as a percentage of net operating revenues, increased from 4.6% for the three months ended June 30, 2019 to 5.6% for the three months ended June 30, 2020, primarily due to a decrease in net operating revenues as a result of the COVID-19 pandemic.

Impairment and loss on sale of businesses was $10 million for the three months ended June 30, 2020, compared to $33 million for the three months ended June 30, 2019, related to impairment of the long-lived assets and reporting unit goodwill allocated to hospitals classified as held for sale or sold during the respective periods.

Interest expense, net, decreased by $5 million to $260 million for the three months ended June 30, 2020 compared to $265 million for the three months ended June 30, 2019. This was primarily due to a decrease in our average outstanding debt during the three months ended June 30, 2020, which resulted in a decrease in interest expense of $7 million, compared to the same period in 2019, and an increase in major construction projects during the three months ended June 30, 2020 resulted in $2 million more interest being capitalized, compared to the same period in 2019. These decreases were partially offset by an increase in interest rates which resulted in additional interest expense of $4 million during the three months ended June 30, 2020 compared to the same period in 2019.

No loss from early extinguishment of debt was recognized during the three months ended June 30, 2020 and 2019.

Equity in earnings of unconsolidated affiliates, as a percentage of net operating revenues, decreased from (0.1)% for the three months ended June 30, 2019 to less than 0.1% for the three months ended June 30, 2020.

The net results of the above-mentioned changes resulted in income (loss) before income taxes increasing $184 million from a loss of $149 million before income taxes for the three months ended June 30, 2019 to income before income taxes of $35 million for the three months ended June 30, 2020.

Our benefit from income taxes was $58 million and $3 million for the three months ended June 30, 2020 and 2019, respectively. Our effective tax rates were (165.7)% and 2.0% for the three months ended June 30, 2020 and 2019, respectively. The tax benefit of $58 million during the three months ended June 30, 2020 is primarily attributable to a change in our projected tax benefit for the annual period ending December 31, 2020.

Net (loss) income, as a percentage of net operating revenues, was (4.4)% for the three months ended June 30, 2019 compared to 3.7% for the three months ended June 30, 2020.

Net income attributable to noncontrolling interests, as a percentage of net operating revenues, increased from 0.7% for the three months ended June 30, 2019 to 0.9% for the three months ended June 30, 2020.

Net income attributable to Community Health Systems, Inc. was $70 million for the three months ended June 30, 2020, compared to a net loss attributable to Community Health Systems, Inc. of $167 million for the three months ended June 30, 2019.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Net operating revenues decreased by 17.0% to approximately $5.5 billion for the six months ended June 30, 2020, from approximately $6.7 billion for the six months ended June 30, 2019. Net operating revenues on a same-store basis from hospitals that were operated throughout both periods decreased $679 million, or 10.9%, during the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. The decrease in same-store net operating revenues was primarily due to a decline in volumes resulting from the COVID-19 pandemic. Non-same-store net operating revenues decreased $456 million during the six months ended June 30, 2020, in comparison to the prior year period, with the decrease attributable primarily to the impact of the COVID-19 pandemic as well as the divestiture of hospitals during 2019 and 2020. On a consolidated basis, inpatient admissions decreased by 18.3% during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. Also on a consolidated basis, adjusted admissions decreased by 21.0% during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. On a same-store basis, net operating revenues per adjusted admission increased 4.2%, while inpatient admissions decreased by 11.5% and adjusted admissions decreased by 14.5% for the six months ended June 30, 2020, compared to the six months ended June 30, 2019.

Operating costs and expenses, as a percentage of net operating revenues, decreased from 95.5% during the six months ended June 30, 2019 to 92.7% during the six months ended June 30, 2020. Operating costs and expenses, excluding depreciation and amortization and impairment and loss on sale of businesses, as a percentage of net operating revenues, decreased from 89.8% for the six months ended June 30, 2019 to 86.6% for the six months ended June 30, 2020 due to the recognition of approximately $448 million of PHSSEF payments as a reduction of operating costs and expenses during the three months ended June 30, 2020. Salaries and benefits increased as a percentage of net operating revenues from 45.4% for the six months ended June 30, 2019 to 48.5% for the six months ended June 30, 2020. Supplies, as a percentage of net operating revenues, increased from 16.4% for the six months ended June 30, 2019 to 16.5% for the six months ended June 30, 2020. Other operating expenses, as a percentage of net operating revenues, increased from 25.5% for the six months ended June 30, 2019 to 26.7% for the six months ended June 30, 2020. Expense related to government and other legal settlements and related costs, as a percentage of net operating revenues, remained consistent at 0.1% for both of the six-month periods ended June 30, 2020 and 2019. Lease cost and rent, as a percentage of net operating revenues, increased from 2.4% for the six months ended June 30, 2019 to 2.9% for the six months ended June 30, 2020. The increases in salaries and benefits, supplies, other operating expenses and lease cost and rent, as a percentage of net operating revenues, during the six months ended June 30, 2020 compared to June 30, 2019 is primarily due to the impact of the COVID-19 pandemic.

Depreciation and amortization, as a percentage of net operating revenues, increased from 4.6% for the six months ended June 30, 2019 to 5.1% for the six months ended June 30, 2020, primarily due to a decrease in net operating revenues as a result of the COVID-19 pandemic.

Impairment and loss on sale of businesses was $56 million for the six months ended June 30, 2020, compared to $71 million for the six months ended June 30, 2019, related to impairment of the long-lived assets and reporting unit goodwill allocated to hospitals classified as held for sale or sold during the respective periods.

Interest expense, net, increased by $1 million to $523 million for the six months ended June 30, 2020 compared to $522 million for the six months ended June 30, 2019. This was primarily due to our debt refinancing activity during the six months ended June 30, 2020 as discussed further in Capital Resources.

Loss from early extinguishment of debt of $4 million was recognized during the six months ended June 30, 2020, as a result of the refinancing of certain of our outstanding notes as discussed further in Capital Resources. Loss from early extinguishment of debt of $31 million was recognized during the six months ended June 30, 2019, as a result of the Credit Facility amendment and repayment of the term loans under the Credit Facility.

Equity in earnings of unconsolidated affiliates, as a percentage of net operating revenues, decreased from (0.2)% for the six months ended June 30, 2019 to (0.1)% for the six months ended June 30, 2020.

The net results of the above-mentioned changes resulted in loss before income taxes decreasing $128 million from $243 million for the six months ended June 30, 2019 to $115 million for the six months ended June 30, 2020.

Our benefit from income taxes for the six months ended June 30, 2020 was $241 million compared to a provision for income taxes of $3 million for the six months ended June 30, 2019. Our effective tax rates were 209.6% and (1.2)% for the six months ended June 30, 2020 and 2019, respectively. The difference in our effective tax rate for the six months ended June 30, 2020, when compared to the six months ended June 30, 2019, was primarily due to changes in tax benefits as a result of an increase to the deductible interest expense allowed for 2019 and 2020 under the CARES Act that was enacted during the three months ended March 31, 2020.

Net income (loss), as a percentage of net operating revenues, was (3.7)% for the six months ended June 30, 2019 compared to 2.3% for the six months ended June 30, 2020.

Net income attributable to noncontrolling interests, as a percentage of net operating revenues, increased from 0.6% for the six months ended June 30, 2019 to 0.7% for the six months ended June 30, 2020.

Net income attributable to Community Health Systems, Inc. was $87 million for the six months ended June 30, 2020, compared to a net loss attributable to Community Health Systems, Inc. of $285 million for the six months ended June 30, 2019.

Liquidity and Capital Resources

Net cash provided by operating activities increased $1.4 billion, from approximately $265 million for the six months ended June 30, 2019, to approximately $1.7 billion for the six months ended June 30, 2020. The increase in cash provided by operating activities is primarily the result of the receipt of PHSSEF funds under the CARES Act and PPPHCE Act as well as Medicare accelerated payments during the six months ended June 30, 2020. Total cash paid for interest during the six months ended June 30, 2020 increased to approximately $486 million compared to $318 million for the six months ended June 30, 2019. Cash paid for income taxes, net of refunds received, resulted in a net refund of $2 million and $3 million during the six months ended June 30, 2020 and 2019, respectively.

Our net cash used in investing activities decreased $94 million, from approximately $147 million for the six months ended June 30, 2019, to approximately $53 million for the six months ended June 30, 2020. The cash used in investing activities during the six months ended June 30, 2020, was primarily impacted by a decrease in cash used in the purchase of property and equipment of $20 million, and a decrease in the cash used in the acquisition of facilities and other related equipment of $13 million as a result of fewer physician practice, clinic and other ancillary business acquisitions in the first six months of 2020 compared to the same period in 2019 and a decrease in cash used for other investments (primarily from internal-use software expenditures and physician recruiting costs) of $78 million. The decrease in cash used in investing activities was partially offset by a decrease in proceeds provided by divestitures of hospitals and other ancillary operations of $9 million as a result of fewer hospital divestitures in the first six months of 2020 compared to the same period in 2019 (including the receipt of the net proceeds for the hospitals divested effective January 1, 2020, on December 31, 2019), and a decrease in cash provided by the net impact of the purchases and sales of available-for-sale securities and equity securities of $9 million.

Our net cash used in financing activities was $321 million for the six months ended June 30, 2020, compared to approximately $107 million for the six months ended June 30, 2019, an increase of approximately $214 million. The increase in cash used in financing activities, in comparison to the prior year period, was primarily due to the net effect of our debt repayment, refinancing activity, and cash paid for deferred financing costs and other debt-related costs.

The CARES Act, which was enacted on March 27, 2020, authorizes $100 billion in funding to hospitals and other healthcare providers to be distributed through the PHSSEF. The PPPHCE Act, which was enacted on April 24, 2020, includes additional emergency appropriations for COVID-19 response, including $75 billion to be distributed to eligible providers through the PHSSEF. Payments from the PHSSEF are intended to compensate healthcare providers for lost revenues and incremental expenses incurred in response to the COVID-19 pandemic and are not required to be repaid provided the recipients attest to and comply with certain terms and conditions, including limitations on balance billing and not using PHSSEF funds to reimburse expenses or losses that other sources are obligated to reimburse. HHS allocated $50 billion of the CARES Act provider relief funding for general distribution to Medicare providers impacted by the COVID-19 pandemic, to be distributed based on providers’ 2018 net patient revenue. In addition, HHS is making targeted distributions for providers in areas particularly impacted by COVID-19, including safety net hospitals, rural providers, providers of services with lower shares of Medicare reimbursement or who predominantly serve the Medicaid population, and providers requesting reimbursement for testing and treatment of uninsured Americans, among others. HHS has not yet announced the precise method by which all future payments from the PHSSEF will be determined or allocated. We have received payments from the PHSSEF as more specifically described below, and the amount of future payments from the PHSSEF is not currently known.

As of June 30, 2020, we received approximately $564 million in payments through the PHSSEF in both general and targeted distributions, net of amounts received for previously divested entities that are required to be repaid to HHS. Approximately $448 million of the PHSSEF payments qualified as reimbursement for lost revenues and incremental expenses and was recognized as a reduction in operating costs and expenses during the three and six months ended June 30, 2020. The portion of the PHSSEF payments that was not recognized as a reduction in operating costs and expenses or refunded to HHS as of June 30, 2020 is included within accrued liabilities-other in the condensed consolidated balance sheet, and such unrecognized amounts may be recognized as a reduction in operating costs and expenses in future periods if the underlying conditions for recognition are met. Additionally, we have received approximately $109 million in payments through the PHSSEF in July 2020 which did not qualify for recognition as a reduction of operating costs and expenses during the three months ended June 30, 2020.

As a way to increase cash flow to Medicare providers impacted by the COVID-19 pandemic, the CARES Act expanded the Medicare Accelerated and Advance Payment Program. Inpatient acute care hospitals may request accelerated payments of up to 100% of their anticipated Medicare payment amount for a six-month period (not including Medicare Advantage payments), although CMS is now reevaluating pending and new applications from Medicare Part A providers, including hospitals, in light of direct payments made available through PHSSEF, and has suspended the advance payment program for physicians and other Medicare Part B providers. CMS will base payment amounts for inpatient acute care hospitals on the provider’s Medicare fee-for-service reimbursements in the last six months of 2019. Such accelerated payments are interest free for inpatient acute care hospitals for 12 months, and the program currently requires CMS to recoup the payments beginning 120 days after receipt by the provider, by withholding future Medicare fee-for-service payments for claims until such time as the full accelerated payment has been recouped. The program currently requires the provider must repay any outstanding balance remaining after 12 months or be subjected to an annual interest rate currently set at 10.25%. We received Medicare accelerated payments of approximately $1.2 billion in April 2020 which we currently expect will be recouped beginning in August 2020. Medicare accelerated payments are included within accrued liabilities-other in the condensed consolidated balance sheet.

The CARES Act provides for deferred payment of the employer portion of social security taxes between March 27, 2020 and December 31, 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. We began deferring the employer portion of social security taxes in mid-April 2020 and, as of June 30, 2020, have deferred approximately $40 million which is included within other long-term liabilities in the condensed consolidated balance sheet.

There have been no material changes outside of the ordinary course of business to our upcoming cash obligations during the six months ended June 30, 2020 from those disclosed in the table on page 72 of our 2019 Form 10-K and discussed below related to debt refinancing activity during 2020.

Capital Expenditures

Cash expenditures for purchases of facilities and other related businesses were less than $1 million for the six months ended June 30, 2020, compared to $13 million for the six months ended June 30, 2019. Our expenditures for the six months ended June 30, 2020 and 2019 were primarily related to physician practices, other ancillary services and costs to construct an 18-bed micro-hospital in Arizona. During the six months ended June 30, 2020, we had cash expenditures of $19 million that represent both planning and construction costs for the aforementioned micro-hospital. We expect to commence operations for this micro-hospital during the fourth quarter of 2020.

Excluding the cost to construct replacement hospitals, our cash expenditures for routine capital for the six months ended June 30, 2020 totaled $133 million compared to $206 million for the six months ended June 30, 2019. These capital expenditures related primarily to the purchase of additional equipment, minor renovations and information systems infrastructure. Costs to construct replacement hospitals totaled $59 million for the six months ended June 30, 2020, compared to $6 million for the six months ended June 30, 2019. The costs to construct replacement hospitals for the six months ended June 30, 2020 and 2019 primarily represent both planning and construction costs for the replacement facility at La Porte, Indiana.

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

Capital Resources

Net working capital was approximately $1.0 billion at June 30, 2020, compared to $1.1 billion at December 31, 2019. Net working capital decreased by approximately $154 million between December 31, 2019 and June 30, 2020. This decrease was primarily due to the increase in other accrued liabilities and decrease in patient accounts receivable, partially offset by an increase in cash, driven by the receipt of PHSSEF funds as well as Medicare accelerated payments, during the six months ended June 30, 2020.

In addition to cash flows from operations, available sources of capital include amounts available under the asset-based loan (ABL) credit agreement, or the ABL Credit Agreement, which we entered into on April 3, 2018, as well as anticipated access to public and private debt markets.

Pursuant to the ABL Credit Agreement, the lenders have extended to CHS/Community Health Systems Inc., or CHS, a revolving asset-based loan facility, or the ABL Facility, in the maximum aggregate principal amount of $1.0 billion, subject to borrowing base capacity. At June 30, 2020, the available borrowing base under the ABL Facility was $614 million, of which we had no outstanding borrowings and letters of credit issued of $180 million. The issued letters of credit were primarily in support of potential insurance-related claims and certain bonds. Principal amounts outstanding under the ABL Facility will be due and payable in full on April 3, 2023.

The ABL Facility contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting our ability, subject to certain exceptions, to, among other things (1) declare dividends, make distributions or redeem or repurchase capital stock, (2) prepay, redeem or repurchase other debt, (3) incur liens or grant negative pledges, (4) make loans and investments and enter into acquisitions and joint ventures, (5) incur additional indebtedness or provide certain guarantees, (6) engage in mergers, acquisitions and asset sales, (7) conduct transactions with affiliates, (8) alter the nature of our businesses, (9) grant certain guarantees with respect to physician practices, (10) engage in sale and leaseback transactions or (11) change our fiscal year. We are also required to comply with a consolidated fixed coverage ratio, upon certain triggering events described below, and various affirmative covenants. The consolidated fixed coverage ratio is calculated as the ratio of (x) consolidated EBITDA (as defined in the ABL Facility) less capital expenditures to (y) the sum of consolidated interest expense (as defined in the ABL Facility), scheduled principal payments, income taxes and restricted payments made in cash or in permitted investments. For purposes of calculating the consolidated fixed charge coverage ratio, the calculation of consolidated EBITDA as defined in the ABL Facility is a trailing 12-month calculation that begins with our consolidated net income, with certain adjustments for interest, taxes, depreciation and amortization, net income attributable to noncontrolling interests, stock compensation expense, restructuring costs, and the financial impact of other non-cash or non-recurring items recorded during any such 12-month period. The consolidated fixed charge coverage ratio is a required covenant only in periods where the total borrowings outstanding under the ABL Facility reduce the amount available in the facility to less than the greater of (i) $95 million or (ii) 10% of the calculated borrowing base. As a result, in the event we have less than $95 million available under the ABL Facility, we would need to comply with the consolidated fixed charge coverage ratio. At June 30, 2020, we were not subject to the consolidated fixed charge coverage ratio as such triggering event had not occurred during the last twelve months ended June 30, 2020.

On February 6, 2020, CHS completed a private offering of $1.462 billion aggregate principal amount of 6⅝% Senior Secured Notes due February 15, 2025 (the “6⅝% Senior Secured Notes due 2025”). CHS used the net proceeds of the offering of the 6⅝% Senior Secured Notes due 2025 to (i) purchase any and all of its 5⅛% Senior Secured Notes due 2021 validly tendered and not validly withdrawn in the cash tender offer announced on January 23, 2020, (ii) redeem all of the 5⅛% Senior Secured Notes due 2021 that were not purchased pursuant to such tender offer, (iii) purchase in one or more privately negotiated transactions approximately $426 million aggregate principal amount of its 6¼% Senior Secured Notes due 2023 and (iv) pay related fees and expenses.

The 6⅝% Senior Secured Notes due 2025 bear interest at a rate of 6.625% per annum, payable semi-annually in arrears on February 15 and August 15 of each year, commencing on August 15, 2020. The 6⅝% Senior Secured Notes are scheduled to mature on February 15, 2025. The 6⅝% Senior Secured Notes due 2025 are unconditionally guaranteed on a senior-priority secured basis by us and each of the CHS current and future domestic subsidiaries that provide guarantees under the ABL Facility, any capital market debt securities of CHS (including CHS’ outstanding senior notes) and certain other long-term debt of CHS. The 6⅝% Senior Secured Notes due 2025 and the related guarantees are secured by shared (i) first-priority liens on the Non-ABL Priority Collateral and (ii) second-priority liens on the ABL Priority Collateral that secures on a first-priority basis the ABL Facility, in each case subject to permitted liens described in the indenture governing the 6⅝% Senior Secured Notes due 2025.

As of June 30, 2020, we are currently a party to one interest rate swap agreement to limit the effect of changes in interest rates on all of our variable rate debt. We receive a variable rate of interest on this swap based on the three-month London Interbank Offered Rate, or LIBOR, in exchange for the payment by us of a fixed rate of interest.

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

As of June 30, 2020, approximately $30 million of our outstanding debt of $13.1 billion is due within the next 12 months.

Any net proceeds from the previously announced portfolio rationalization strategy, which is anticipated to formally conclude in the third quarter of this year, are expected to be used for general corporate purposes.

Through June 30, 2020, we received approximately $1.7 billion of relief payments via the CARES Act, including approximately $564 million in payments through the PHSSEF, net of amounts attributable to previously divested entities, and approximately $1.2 billion of accelerated payments pursuant to the Medicare Accelerated and Advance Payment Program. As previously noted, PHSSEF payments are not required to be repaid, subject to certain terms and conditions, while payments received under the Medicare Accelerated and Advance Payment Program are required to be repaid. Additionally, the CARES Act permits the deferral of payment of the employer portion of social security taxes between March 27, 2020 and December 31, 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. As of June 30, 2020, approximately $40 million of social security taxes have been deferred. The deferral of the employer portion of social security taxes along with the funds received under the CARES Act provisions noted above, have positively impacted our cash flows from operations during 2020.

As previously discussed, we may require an increased level of working capital if we experience extended billing and collection cycles resulting from negative economic conditions (including high unemployment and underemployment levels) arising from the COVID-19 pandemic, which may impact service mix, revenue mix, payor mix and patient volumes, as well as our ability to collect outstanding receivables. A material increase in the amount or deterioration in the collectability of accounts receivable will adversely affect our cash flows and results of operations, requiring an increased level of working capital.

We believe that internally generated cash flows and current levels of availability for additional borrowing under the ABL Facility, as well as our continued access to the capital markets, will be sufficient to finance acquisitions, capital expenditures, working capital requirements, and any debt repurchases or other debt repayments we may elect to make or be required to make through the next 12 months. PHSSEF funds that we have received and may continue to receive under the CARES Act and the PPPHCE Act, including the approximately $109 million of payments that we have received in July 2020, will be used according to their terms and conditions as reimbursement for lost revenues and incremental expenses attributable to COVID-19, including working capital requirements and capital expenditures. As noted above, the COVID-19 pandemic has resulted in, and may continue to result in, significant disruptions of financial and capital markets, which could reduce our ability to access capital and negatively affect our liquidity in the future. Additionally, while we have received PHSSEF payments and accelerated Medicare payments under the CARES Act and the PPPHCE Act, and may continue to receive PHSSEF payments, as noted above, there is no assurance regarding the extent to which anticipated negative impacts on us arising from the COVID-19 pandemic will be offset by amounts and benefits received or amounts and benefits we may receive in the future under the CARES Act and the PPPHCE Act, or any future measures.

We may elect from time to time to purchase our outstanding debt in open market purchases, privately negotiated transactions or otherwise. Any such debt repurchases will depend upon prevailing market conditions, our liquidity requirements, contractual restrictions, applicable securities laws requirements, and other factors.

Off-balance Sheet Arrangements

Off-balance sheet arrangements consist of letters of credit of $180 million issued on the ABL Facility, primarily in support of potential insurance-related claims and certain bonds, as well as approximately $21 million representing the maximum potential amount of future payments under physician recruiting guarantee commitments in excess of the liability recorded at June 30, 2020.

Noncontrolling Interests

We have sold noncontrolling interests in certain of our subsidiaries or acquired subsidiaries with existing noncontrolling interest ownership positions. As of June 30, 2020, we have hospitals in 10 of the markets we serve, with noncontrolling physician ownership interests ranging from 1% to 40%. In addition, as of June 30, 2020, we have six other hospitals with noncontrolling interests owned by non-profit entities. Redeemable noncontrolling interests in equity of consolidated subsidiaries was $489 million and $502 million at June 30, 2020 and December 31, 2019, respectively, and noncontrolling interests in equity of consolidated subsidiaries was $75 million and $77 million as of June 30, 2020 and December 31, 2019, respectively. The amount of net income attributable to noncontrolling interests was $23 million and $21 million for the three months ended June 30, 2020 and 2019, respectively, and $39 million for both of the six-month periods ended June 30, 2020 and 2019. As a result of the change in the Stark Law “whole hospital” exception included in the Affordable Care Act, we are not permitted to introduce physician ownership at any of our hospital facilities that did not have physician ownership at the time of the adoption of the Affordable Care Act, or increase the aggregate percentage of physician ownership in any of our former or existing hospital joint ventures in excess of the aggregate physician ownership level held at the time of the adoption of the Affordable Care Act.

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

Inflation

The healthcare industry is labor intensive. Wages and other expenses increase during periods of inflation and when labor shortages occur in the marketplace. In addition, our suppliers pass along rising costs to us in the form of higher prices. We have implemented cost control measures, including our case and resource management program, to curb increases in operating costs and expenses. We have generally offset increases in operating costs by increasing reimbursement for services, expanding services and reducing costs in other areas. However, we cannot predict our ability to cover or offset future cost increases, particularly any increases in our cost of providing health insurance benefits to our employees. Moreover, as noted above, we have incurred, and may continue to incur, certain increased expenses arising from the COVID-19 pandemic, including additional labor, equipment, pharmaceutical, medical supplies, and other expenditures.

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

Revenue Recognition

We record net operating revenues at the transaction price estimated to reflect the total consideration due from patients and third-party payors in exchange for providing goods and services in patient care. These services are considered to be a single performance obligation and have a duration of less than one year. Revenues are recorded as these goods and services are provided. The transaction price, which involves significant estimates, is determined based on our standard charges for the goods and services provided, with a reduction recorded for price concessions related to third party contractual arrangements as well as patient discounts and patient price concessions. During each of the three and six month periods ended June 30, 2020 and 2019, the impact of changes to the inputs used to determine the transaction price was considered immaterial to the current period.

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

Due to the complexities involved in these estimates, actual payments we receive could be different from the amounts we estimate and record. If the actual contractual reimbursement percentage under government programs and managed care contracts differed by 1% at June 30, 2020 from our estimated reimbursement percentage, net income (loss) for the six months ended June 30, 2020 would have changed by approximately $76 million, and net accounts receivable at June 30, 2020 would have changed by $97 million. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues and net income (loss) by an insignificant amount for each of the three and six-month periods ended June 30, 2020 and 2019.

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

Patient accounts receivable can be impacted by the effectiveness of our collection efforts. Additionally, significant changes in payor mix, business office operations, economic conditions or trends in federal and state governmental healthcare coverage could affect the net realizable value of accounts receivable. We also continually review the net realizable value of accounts receivable by monitoring historical cash collections as a percentage of trailing net operating revenues, as well as by analyzing current period net revenue and admissions by payor classification, aged accounts receivable by payor, days revenue outstanding, the composition of self-pay receivables between pure self-pay patients and the patient responsibility portion of third-party insured receivables and the impact of recent acquisitions and dispositions. If the actual collection percentage differed by 1% at June 30, 2020 from our estimated collection percentage as a result of a change in expected recoveries, net income (loss) for the six months ended June 30, 2020 would have changed by $44 million, and net accounts receivable at June 30, 2020 would have changed by $56 million. We also continually review our overall reserve adequacy by monitoring historical cash collections as a percentage of trailing net operating revenues, as well as by analyzing current period net revenue and admissions by payor classification, days revenue outstanding, the composition of self-pay receivables between pure self-pay patients and the patient responsibility portion of third-party insured receivables and the impact of recent acquisitions and dispositions.

Our policy is to write-off gross accounts receivable if the balance is under $10.00 or when such amounts are placed with outside collection agencies. We believe this policy accurately reflects our ongoing collection efforts and is consistent with industry practices. We had approximately $3.5 billion at June 30, 2020 and $3.8 billion December 31, 2019, being pursued by various outside collection agencies. We expect to collect less than 3%, net of estimated collection fees, of the amounts being pursued by outside collection agencies. As these amounts have been written-off, they are not included in our accounts receivable. Collections on amounts previously written-off are recognized as a recovery of net operating revenues when received. However, we take into consideration estimated collections of these future amounts written-off in determining the implicit price concessions used to measure the transaction price for the applicable portfolio of patient accounts receivable.

All of the following information is derived from our hospitals, excluding clinics, unless otherwise noted.

Patient accounts receivable from our hospitals represent approximately 98% of our total consolidated accounts receivable.

Days revenue outstanding, adjusted for the impact of receivables for state Medicaid supplemental payment programs and divested facilities, was 64 days and 58 days at June 30, 2020 and December 31, 2019, respectively.

Total gross accounts receivable (prior to allowance for contractual adjustments and implicit price concessions) was approximately $15.1 billion as of June 30, 2020 and approximately $16.6 billion as of December 31, 2019. The approximate percentage of total gross accounts receivable (prior to allowance for contractual adjustments and implicit price concessions) summarized by aging categories is as follows:

As of June 30, 2020:
	% of Gross Receivables
Payor	0 - 90 Days	90 - 180 Days	180 - 365 Days	Over 365 Days
Medicare	14%	—%	—%	1%
Medicaid	6%	1%	1%	1%
Managed Care and Other	28%	5%	3%	3%
Self-Pay	5%	7%	11%	14%

As of December 31, 2019:
	% of Gross Receivables
Payor	0 - 90 Days	90 - 180 Days	180 - 365 Days	Over 365 Days
Medicare	13%	1%	—%	1%
Medicaid	6%	1%	1%	1%
Managed Care and Other	27%	4%	3%	2%
Self-Pay	9%	8%	10%	13%

The approximate percentage of total gross accounts receivable (prior to allowances for contractual adjustments and implicit price concessions) summarized by payor is as follows:

	June 30,	December 31,
	2020	2019
Insured receivables	62.9%	59.5%
Self-pay receivables	37.1	40.5
Total	100%	100%

The combined total at our hospitals and clinics for the estimated implicit price concessions for self-pay accounts receivable and allowances for other self-pay discounts and contractuals, as a percentage of gross self-pay receivables, was approximately 91% and 90% at June 30, 2020 and December 31, 2019, respectively. If the receivables that have been written-off, but where collections are still being pursued by outside collection agencies, were included in both the allowances and gross self-pay receivables specified above, the percentage of combined allowances to total self-pay receivables would have been 94% at both June 30, 2020 and December 31, 2019.

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

At June 30, 2020, we had approximately $4.2 billion of goodwill recorded, all of which resides at our hospital operations reporting unit.

While no impairment was indicated in our annual goodwill evaluation as of the October 31, 2019 measurement date, the reduction in our fair value and the resulting goodwill impairment charges recorded in 2016 and 2017 reduced the carrying value of our hospital operations reporting unit to an amount equal to our estimated fair value as of such prior year measurement dates. This increases the risk that future declines in fair value could result in goodwill impairment. The determination of fair value in our goodwill impairment analysis is based on an estimate of fair value for the hospital operations reporting unit utilizing known and estimated inputs at the evaluation date. Some of those inputs include, but are not limited to, the most recent price of our common stock or fair value of our long-term debt, estimates of future revenue and expense growth, estimated market multiples, expected capital expenditures, income tax rates, and costs of invested capital. A detailed evaluation of potential impairment indicators was performed as of June 30, 2020, which specifically considered the volatility of the fair market value of the Company’s outstanding senior secured and unsecured notes and common stock during the six months ended June 30, 2020, as well as declines in patient volumes and net operating revenues resulting from the COVID-19 pandemic. On the basis of available evidence as of June 30, 2020, no impairment indicators were identified.

Future estimates of fair value could be adversely affected if the actual outcome of one or more of the assumptions described above changes materially in the future, including a decline in or volatility of our stock price and the fair value of its our long-term debt, lower than expected hospital volumes, higher market interest rates or increased operating costs. Such changes impacting the calculation of our fair value, the risks of which are amplified by the COVID-19 pandemic, could result in a material impairment charge in the future.

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

The net present value of the projected payments was discounted using a weighted-average risk-free rate of 1.9% as of June 30, 2020 and 2.6% and 3.1% in 2019 and 2018, respectively. This liability is adjusted for new claims information in the period such information becomes known to us. Professional malpractice expense includes the losses resulting from professional liability claims and loss adjustment expense, as well as paid excess insurance premiums, and is presented within other operating expenses in the accompanying condensed consolidated statements of income (loss).

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

We are primarily self-insured for these claims; however, we obtain excess insurance that transfers the risk of loss to a third-party insurer for claims in excess of our self-insured retentions. Our excess insurance is underwritten on a claims-made basis. For claims reported prior to June 1, 2002, substantially all of our professional and general liability risks were subject to a less than $1 million per occurrence self-insured retention and for claims reported from June 1, 2002 through June 1, 2003, these self-insured retentions were $2 million per occurrence. Substantially all claims reported after June 1, 2003 and before June 1, 2005 are self-insured up to $4 million per claim. Substantially all claims reported on or after June 1, 2005 and before June 1, 2014 are self-insured up to $5 million per claim. Substantially all claims reported on or after June 1, 2014 and before June 1, 2018 are self-insured up to $10 million per claim. Substantially all claims reported on or after June 1, 2018 are self-insured up to $15 million per claim. Management, on occasion, has selectively increased the insured risk at certain hospitals based upon insurance pricing and other factors and may continue that practice in the future. Excess insurance for all hospitals has been purchased through commercial insurance companies and generally covers us for liabilities in excess of the self-insured retentions. The excess coverage consists of multiple layers of insurance, the sum of which totals up to $95 million per occurrence and in the aggregate for claims reported on or after June 1, 2003, up to $145 million per occurrence and in the aggregate for claims reported on or after January 1, 2008, up to $195 million per occurrence and in the aggregate for claims reported on or after June 1, 2010, and up to at least $215 million per occurrence and in the aggregate for claims reported on or after June 1, 2015. In addition, for integrated occurrence malpractice claims, there is an additional $50 million of excess coverage for claims reported on or after June 1, 2014 and an additional $75 million of excess coverage for claims reported on or after June 1, 2015 through June 1, 2020. The $75 million in integrated occurrence coverage will also apply to claims reported between June 1, 2020 and May 31, 2021 for events that occurred prior to June 1, 2020 but which were not previously known or reported. For certain policy years prior to June 1, 2014, if the first aggregate layer of excess coverage becomes fully utilized, then the self-insured retention will increase to $10 million per claim for any subsequent claims in that policy year until our total aggregate coverage is met. Beginning June 1, 2018, this drop-down provision in the excess policies attaches over the $15 million per claim self-insured retention.

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

There were no significant changes in our estimate of the reserve for professional liability claims during the six months ended June 30, 2020.

Income Taxes

We must make estimates in recording provision for income taxes, including determination of deferred tax assets and deferred tax liabilities and any valuation allowances that might be required against the deferred tax assets. We believe that future income will enable us to realize certain deferred tax assets, subject to the valuation allowance we have established.

The total amount of unrecognized benefit that would impact the effective tax rate, if recognized, was approximately $1 million as of June 30, 2020. A total of approximately $1 million of interest and penalties is included in the amount of liability for uncertain tax positions at June 30, 2020. It is our policy to recognize interest and penalties related to unrecognized benefits in our condensed consolidated statements of income (loss) as income tax expense.

It is possible the amount of unrecognized tax benefit could change in the next 12 months as a result of a lapse of the statute of limitations and settlements with taxing authorities; however, we do not anticipate the change will have a material impact on our consolidated results of operations or consolidated financial position.

Our federal income tax returns for the 2009 and 2010 tax years have been settled with the Internal Revenue Service. The results of these examinations were not material to our consolidated results of operations or consolidated financial position. Our federal income tax returns for the 2014 and 2015 tax years remain under examination by the Internal Revenue Service. We believe the results of these examinations will not be material to our consolidated results of operations or consolidated financial position. We have extended the federal statute of limitations through June 30, 2021 for Community Health Systems, Inc. for the tax periods ended December 31, 2014 and 2015. Our federal income tax return for the 2018 tax year is under examination by the Internal Revenue Service.

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

We have evaluated all other recently issued, but not yet effective, ASUs and do not expect the eventual adoption of these ASUs to have a material impact our condensed consolidated financial position or results of operations.

FORWARD-LOOKING STATEMENTS

Some of the matters discussed in this Report include “forward-looking statements” within the meaning of the federal securities laws, which involve risks, assumptions and uncertainties. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “thinks,” and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include, among other things:

•

developments related to COVID-19, including, without limitation, related to the length and severity of the pandemic; the volume of canceled or rescheduled procedures; the volume of COVID-19 patients cared for across our health systems; the timing and availability of effective medical treatments and vaccines; measures we are taking to respond to the COVID-19 pandemic; the impact of government and administrative regulation on us; changes in net revenue due to patient volumes, payor mix and negative macroeconomic conditions; increased expenses related to labor, supply chain or other expenditures; workforce disruptions; and supply shortages and disruptions;

•

uncertainty regarding the implementation of the CARES Act, the PPPHCE Act, and any other future stimulus measures related to COVID-19, including the magnitude and timing of any future payments or benefits we may receive or realize thereunder;

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

•	the impact that changes in our relationships with joint venture or syndication partners could have on effectively operating our hospitals or ancillary services or in advancing strategic opportunities;
•	our ability to successfully integrate any acquired hospitals, or to recognize expected synergies from acquisitions;
•	the impact of seasonal severe weather conditions, including the timing and amount of insurance recoveries in relation to severe weather events;
•	our ability to obtain adequate levels of insurance, including general liability, professional liability, and directors and officers liability insurance;
•	timeliness of reimbursement payments received under government programs;
•	effects related to pandemics, epidemics, or outbreaks of infectious diseases, including the novel coronavirus causing the disease known as COVID-19 as noted above;
•	the impact of cyber-attacks or security breaches;
•	any failure to comply with the terms of the Corporate Integrity Agreement;
•	the concentration of our revenue in a small number of states;
•	our ability to realize anticipated cost savings and other benefits from our current strategic and operational cost savings initiatives;
•	changes in interpretations, assumptions and expectations regarding the Tax Cuts and Jobs Act; and
•	the other risk factors set forth in our 2019 Form 10-K, our Quarterly Report on Form 10-Q filed with the SEC on April 29, 2020, and our other public filings with the SEC.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate changes, primarily as a result of the ABL Facility which bears interest based on floating rates. In order to manage the volatility relating to the market risk, we entered into interest rate swap agreements to manage our exposure to these fluctuations, as described under the heading “Liquidity and Capital Resources” in Part I, Item 2. We utilize risk management procedures and controls in executing derivative financial instrument transactions. We do not execute transactions or hold derivative financial instruments for trading purposes. Derivative financial instruments related to interest rate sensitivity of debt obligations are used with the goal of mitigating a portion of the exposure when it is cost effective to do so. As of June 30, 2020, our one outstanding interest rate swap agreement with a notional amount of $300 million and a termination date of August 30, 2020, exceeded our remaining variable rate debt.

A 1% change in interest rates on variable rate debt in excess of that amount covered by interest rate swaps would have resulted in interest expense fluctuating less than $1 million for both of the three-month periods ended June 30, 2020 and 2019, and less than $1 million and approximately $2 million for the six months ended June 30, 2020 and 2019, respectively.

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

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2020 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we receive inquiries or subpoenas from state regulators, state Medicaid Fraud Control units, fiscal intermediaries, the Centers for Medicare and Medicaid Services, the Department of Justice and other government entities regarding various Medicare and Medicaid issues. In addition to the matters discussed below, we are currently responding to subpoenas and administrative demands concerning (a)  a subpoena related to certain services provided by a formerly-employed physician to Medicaid beneficiaries at one of our New Mexico hospitals, (b) an inquiry regarding certain services performed by one of our affiliated emergency services companies in Pennsylvania, (c) a civil investigative demand related to call coverage services provided by a cardiology group at one of our Tennessee hospitals; and (d) a civil investigative demand related to charges for certain emergency department services at our four New Mexico hospitals. In addition, we are subject to other claims and lawsuits arising in the ordinary course of our business including lawsuits and claims related to billing practices and the administration of charity care policies at our hospitals. Based on current knowledge, management does not believe that loss contingencies arising from pending legal, regulatory and governmental matters, including the matters described herein, will have a material adverse effect on the consolidated financial position or liquidity of the Company. However, in light of the inherent uncertainties involved in pending legal, regulatory and governmental matters, some of which are beyond our control, and the very large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to our results of operations or cash flows for any particular reporting period. Settlements of suits involving Medicare and Medicaid issues routinely require both monetary payments as well as corporate integrity agreements. Additionally, qui tam or “whistleblower” actions initiated under the civil False Claims Act may be pending but placed under seal by the court to comply with the False Claims Act’s requirements for filing such suits. In September 2014, the Criminal Division of the United States Department of Justice, or DOJ, announced that all qui tam cases will be shared with their Division to determine if a parallel criminal investigation should be opened. The Criminal Division has also frequently stated an intention to pursue corporations in criminal prosecutions. From time to time, we detect issues of non-compliance with Federal healthcare laws pertaining to claims submission and reimbursement practices and/or financial relationships with physicians. We avail ourselves of various mechanisms to address potential overpayments arising out of these issues, including repayment of claims, rebilling of claims, and participation in voluntary disclosure protocols offered by the Centers for Medicare and Medicaid Services and the Office of the Inspector General. Participating in voluntary repayments and voluntary disclosure protocols can have the potential for significant settlement obligations or even enforcement action.

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

Shareholder Litigation

2011 Class Action Shareholder Federal Securities Cases. Three purported class action cases have been filed in the United States District Court for the Middle District of Tennessee; namely, Norfolk County Retirement System v. Community Health Systems, Inc., et al., filed May 9, 2011; De Zheng v. Community Health Systems, Inc., et al., filed May 12, 2011; and Minneapolis Firefighters Relief Association v. Community Health Systems, Inc., et al., filed June 21, 2011. All three seek class certification on behalf of purchasers of our common stock between July 27, 2006 and April 11, 2011 and allege that misleading statements resulted in artificially inflated prices for our common stock. In December 2011, the cases were consolidated for pretrial purposes and NYC Funds and its counsel were selected as lead plaintiffs/lead plaintiffs’ counsel. In lieu of ruling on our motion to dismiss, the court permitted the plaintiffs to file a first amended consolidated class action complaint which was filed on October 5, 2015. Our motion to dismiss was filed on November 4, 2015 and oral argument took place on April 11, 2016. Our motion to dismiss was granted on June 16, 2016 and on June 27, 2016, the plaintiffs filed a notice of appeal to the Sixth Circuit Court of Appeals. The matter was heard on May 3, 2017. On December 13, 2017, the Sixth Circuit reversed the trial court’s dismissal of the case and remanded it to the District Court. We filed a renewed partial motion to dismiss on February 9, 2018, which was denied by the District Court on September 24, 2018. We also filed a petition for writ of certiorari with the United States Supreme Court on April 18, 2018 seeking review of the Sixth Circuit’s decision. The United States Supreme Court denied the petition for a writ of certiorari on October 1, 2018. The District Court granted the Plaintiff’s motion for class certification on July 26, 2019. We filed a petition for permission to appeal the District Court’s class certification order in the Sixth Circuit Court of Appeals on August 9, 2019, and that petition was denied on October 23, 2019. On January 21, 2020, the Company and the Plaintiff filed a stipulation of settlement indicating to the District Court that the parties had reached agreement on the principal terms of a settlement for $53 million, which was recognized during the three months ended

December 31, 2019. The settlement received preliminary approval from the District Court on January 30, 2020. On June 22, 2020, the District Court granted final approval of the settlement and ordered the case dismissed with prejudice.

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

Padilla Derivative Litigation. Five purported shareholder derivative cases have been filed in two District Courts relating to the factual allegations in the Padilla litigation; namely, Faisal Hussain v. Wayne T. Smith, et al, filed August 12, 2019 in the United States District Court for the District of Delaware; Roger Trombley v. Wayne T. Smith, et al, filed August 20, 2019 in the United States District Court for the Middle District of Tennessee; Susheel Tanjavoor v. Wayne T. Smith, et al., filed August 29, 2019, in the United States District Court for the District of Delaware; Roofers Local No. 149 Pension Fund v. John A. Clerico, et al, filed October 30, 2019, in the United States District Court for the District of Delaware; and Kevin Aronson v. Wayne T. Smith, et al, filed April 29, 2020 in the United States District Court for the District of Delaware. All five seek relief derivatively and on behalf of Community Health Systems, Inc. against certain Company officers and directors based on alleged breaches of fiduciary duty, unjust enrichment, and other acts related to certain Company disclosures in 2017 and 2018 regarding the Company’s adoption of Accounting Standards Update 2014-09, which the Company adopted effective January 1, 2018. All five cases have been stayed by agreement.

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

Commercial Litigation and Other Lawsuits

Gibson, individually and on behalf of all others similarly situated v. National Healthcare of Leesville, Inc. d/b/a Byrd Regional Medical Center. This case is a purported class action lawsuit filed in the 30th Judicial District Court for the State of Louisiana and served on August 3, 2016, claiming our formerly affiliated Leesville, Louisiana hospital violated payor contracts by allegedly improperly asserting hospital liens against third-party tortfeasors and seeking class certifications for any similarly situated plaintiffs. The court has certified a class and denied our motion for summary judgment. We appealed both rulings to the Louisiana Third Circuit Court of Appeals, which affirmed the trial court’s decisions on March 7, 2019. We filed an application for writ of certiorari to the Louisiana Supreme Court, which was denied on May 29, 2019. Plaintiff’s motion for approval of notice of class action was granted on October 24, 2019. As a result of the Louisiana Supreme Court’s decision in the combined cases of Matthew DePhillips v. Hospital Service District No. 1 of Tangipahoa Parish and Earnest Williams v. Hospital Service District No. 1 of Tangipahoa Parish, issued on July 9, 2020, holding that the proper statute of limitations and class period for claims like those in Gibson is one year rather than ten years, we believe the potential liability in the Gibson case, if any, is not material.

Bowden, individually and on behalf of all others similarly situated v. Ruston Louisiana Hospital Company, LLC d/b/a Northern Louisiana Medical Center. This case is a purported class action lawsuit filed in the 3rd Judicial District Court for the State of Louisiana and served on September 7, 2016, claiming our affiliated Ruston, Louisiana hospital violated payor contracts by allegedly improperly asserting hospital liens against third-party tortfeasors and seeking class certifications for any similarly situated plaintiffs. Our motion for summary judgment is pending, as is plaintiff’s motion for class certification. As a result of the Louisiana Supreme Court’s decision in the combined cases of Matthew DePhillips v. Hospital Service District No. 1 of Tangipahoa Parish and Earnest Williams v. Hospital Service District No. 1 of Tangipahoa Parish, issued on July 9, 2020, holding that the proper statute of limitations and class period for claims like those in Bowden is one year rather than ten years, we believe the potential liability in the Bowden case, if any, is not material.

Zwick Partners, LP and Aparna Rao, individually and on behalf of all others similarly situated v. Quorum Health Corporation, Community Health Systems, Inc., Wayne T. Smith, W. Larry Cash, Thomas D. Miller, and Michael J. Culotta. This purported class action lawsuit previously filed in the United States District Court, Middle District of Tennessee was amended on April 17, 2017 to include Community Health Systems, Inc., Wayne T. Smith and W. Larry Cash as additional defendants. The plaintiffs seek to represent a class of Quorum Health Corporation, or QHC, shareholders and allege that the failure to record a goodwill and long-lived asset impairment charge against QHC at the time of the spin-off of QHC violated federal securities laws. The District Court denied all defendants’ motions to dismiss on April 20, 2018. The plaintiffs moved for class certification. Plaintiffs also amended their complaint on September 14, 2018. We moved to dismiss the additional claims in the plaintiffs’ September 14, 2018 amended complaint and responded to plaintiffs’ class certification motion. On March 29, 2019, the court granted our motion to dismiss the additional claims. The court granted the plaintiffs’ motion for class certification on that same date. On April 12, 2019, we filed a petition for permission to appeal the court’s order granting class certification with the United States Court of Appeals for the Sixth Circuit, which was denied on July 31, 2019. On May 17, 2019, the plaintiffs moved to amend their complaint for a third time to add additional claims, which the District Court denied on August 2, 2019. All parties have now reached a tentative settlement of this case, and we are currently negotiating with plaintiffs on the final terms of the settlement to submit to the District Court for preliminary approval.

Steadfast Insurance Company, et al v. Community Health Systems, Inc., CHS/Community Health Systems, Inc., CHSPSC, LLC and Pecos Valley of New Mexico, LLC; Community Health Systems, Inc., et al v. Steadfast Insurance Company, et al; Anne Sperling, et al v. Community Insurance Group SPC, Ltd. These cases are filed in the Superior Court for the State of Delaware, the Chancery Court for the State of Delaware, and the First Judicial District Court for the State of New Mexico, respectively, and involve insurance coverage disputes related to a $73 million judgment rendered against Pecos Valley of New Mexico, LLC in Anne Sperling, et al v. Pecos Valley of New Mexico, LLC (“Sperling I”). The first case was brought by Steadfast Insurance Company in Delaware Superior Court seeking a declaration that the Sperling I judgment is not a covered loss as defined by the insurance policies that are the subject of the case. The second case, filed by the Company in Delaware Chancery Court, seeks reformation of the subject policies. The third case (“Sperling II”), filed by the plaintiffs in Sperling I, seeks recovery from Pecos Valley of New Mexico, LLC’s insurers for the judgment awarded the plaintiffs in their separate, previous action against Pecos Valley of New Mexico, LLC. The Steadfast complaint was served on November 30, 2018. On December 13, 2018, Admiral Insurance Company, Endurance Specialty Insurance Ltd, and Illinois Union Insurance Company moved to intervene in the suit as petitioners. The Company has initiated counterclaims against each insurer in that case, including for bad faith against Steadfast. The Company filed the Community Health Systems complaint on January 22, 2020. Sperling II was filed on July 24, 2019.  Plaintiffs amended their complaint to add Pecos Valley of New Mexico, LLC as a defendant in that action on May 21, 2020, and Pecos Valley of New Mexico, LLC filed a third party action against certain insurer defendants in the case on July 6, 2020. The judgment in Sperling I against Pecos Valley of New Mexico, LLC, which was rendered on September 5, 2018, in the First Judicial Court of the State of New Mexico, is currently on appeal to the Court of Appeals of the State of New Mexico. Consolidated trial of the Steadfast and Community Health Systems, Inc. cases is set for July 26, 2021. The Company believes the insurers’ claims in the Steadfast, Community Health Systems, Inc. and Sperling II litigation are without merit and will vigorously defend and prosecute those cases.

Becky Kirk, Perry Ayoob, and Dawn Karzenoski, as representatives of a class of similarly situated persons, and on behalf of the CHS/Community Health Systems, Inc. Retirement Savings Plan v. Retirement Committee of CHS/Community Health Systems, Inc., John and Jane Does 1-20, Principal Life Insurance Company, Principal Management Corporation, and Principal Global Investors, LLC. This purported class action was filed in the United States District Court for the Middle District of Tennessee on August 8, 2019. The plaintiffs seek to represent a class of current and former participants in the CHS/Community Health Systems, Inc. Retirement Savings Plan and allege that the defendants breached their fiduciary duties by offering certain investments in the Plan that were more expensive and/or did not perform as well as other marketplace alternatives. We have reached a tentative, immaterial settlement with the plaintiffs and will be seeking court approval of the settlement.

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

U.S. ex rel. Derek Lewis and Joey Neiman v. Community Health Systems, Inc., Medhost, Inc., et al. By order filed on March 14, 2019, the United States District Court for the Southern District of Florida ordered the unsealing of this qui tam suit. The order revealed that the United States had declined to intervene in the action. The complaint alleges that Community Health Systems, Inc. and its affiliated hospitals (CHS Hospitals) violated the False Claims Act by submitting claims for EHR Meaningful Use incentive payments that they knew or should have known were false. The allegations regarding falsity generally relate to the CHS Hospitals’ use of certain software products sold to them by co-defendant, Medhost, Inc. The plaintiffs amended their complaint on July 26, 2019. We filed a motion to dismiss the complaint on September 24, 2019. On June 11, 2020, the District Court granted our motion to dismiss with prejudice. On July 13, 2020, we reached a non-monetary settlement with plaintiffs in which, among other things, they agreed not to appeal the District Court’s decision.

U.S. ex rel. Maur v. Elie Hage-Korban, M.D., Delta Clinics, PLC d/b/a The Heart and Vascular Center of West Tennessee. Community Health Systems, Inc., Knoxville HMA Holdings, LLC d/b/a/ Tennova Healthcare, Jackson Hospital Corporation d/b/a/ Regional Jackson, and Dyersburg Hospital Company, LLC, d/b/ Dyersburg Regional Medical Center. By order filed on April 30, 2019, the United States District Court for the Western District of Tennessee ordered the unsealing of this qui tam lawsuit. The order revealed that the United States had declined to intervene in the action. The complaint alleges the defendants violated the False Claims Act by submitting claims for payment related to certain cardiac procedures performed by defendant Dr. Elie Hage-Korban at two hospitals formerly affiliated with the Company. Dr. Hage-Korban was not employed by either hospital or their affiliates. The plaintiff amended his complaint on July 24, 2019. We filed a motion to dismiss the complaint on September 30, 2019, which the District Court granted on February 25, 2020. On March 18, 2020, the plaintiff filed a Notice of Appeal to the United States Court of Appeals for the Sixth Circuit of all claims except those related to defendant Community Health Systems, Inc. That appeal is pending. We believe this matter is without merit and will vigorously defend this case.

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

Item 1A.  Risk Factors

The following supplements the Company’s risk factors previously disclosed in the 2019 Form 10-K by including the following risk factors that take into account developments with respect to COVID-19 and the federal stimulus legislation specified below since the filing of the 2019 Form 10-K. Except as set forth below, there have been no material changes with regard to the risk factors previously disclosed in the 2019 Form 10-K.

We expect the COVID-19 pandemic to materially affect our financial performance in 2020, and such pandemic may otherwise have material adverse effects on our results of operations, financial condition, and/or our cash flows.

COVID-19 was first identified in Wuhan, China in December 2019, and has spread throughout the world, including across the United States. In January 2020, the Secretary of HHS declared a national public health emergency due to the novel coronavirus. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. In an attempt to contain the spread and impact of COVID-19, authorities throughout the United States and the world have implemented measures such as travel bans and restrictions, quarantines, stay-at-home and shelter-in-place orders, the promotion of social distancing, and limitations on business activity. This pandemic has resulted in a significant economic downturn in the United States and globally, and has also led to significant disruptions and volatility in capital and financial markets.

As a provider of healthcare services, we are significantly exposed to the public health and economic effects of the COVID-19 pandemic. We have been working with federal, state and local health authorities to respond to COVID-19 cases in the communities we serve and have been taking or supporting measures to try to limit the spread of the virus and to mitigate the burden on the healthcare system, including rescheduling or cancelling elective procedures at our hospitals and other healthcare facilities. In addition, some states have been requiring hospitals to maintain a reserve of personal protective equipment and mandating COVID-19 screening for new patients and certain hospital staff.

Beginning in March 2020, we experienced a substantial reduction in the number of elective surgeries, physician office visits and emergency room volumes at our hospitals and other healthcare facilities due to restrictions on elective procedures, quarantines, stay-at-home and shelter-in-place orders, the promotion of social distancing, as well as general concerns related to the risk of contracting COVID-19 from interacting with the healthcare system. Given the general necessity of the healthcare services we provide, we anticipate that in the future historically normal service levels may resume and that the deferral of services during the pandemic may create a backlog of demand; however, there is no assurance that either will occur and, to the extent this occurs, when this will occur.

In addition, while our hospitals have not experienced major capacity constraints to date arising from the treatment of COVID-19 patients, there are hospitals in the United States that are located in centers of the COVID-19 outbreak and have been overwhelmed in caring for COVID-19 patients, which has prevented such hospitals from treating all patients who seek care. Our hospitals could be subject to such conditions in the future if a major COVID-19 outbreak occurs in a geographic region where any of our hospitals are located. In addition, some states have been limiting hospital volume by requiring a minimum percentage of vacant beds in case of a surge in COVID-19 patients.

We may also experience supply chain disruptions as the result of the COVID-19 pandemic, including shortages, delays and price increases in equipment, pharmaceuticals and medical supplies. Staffing, equipment, and pharmaceutical and medical supplies shortages may also impact our ability to admit and treat patients. We have also incurred, and may continue to incur, certain increased expenses arising from the COVID-19 pandemic, including additional supply chain and other expenditures.

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

Broad economic factors resulting from the current COVID-19 pandemic, including increased unemployment and underemployment levels and reduced consumer spending and confidence, may also adversely affect our service mix, revenue mix, payor mix and patient volumes, as well as our ability to collect outstanding receivables. Business closures and layoffs in the geographic areas in which we operate have led to increases in the uninsured and underinsured populations, which may continue to adversely affect demand for our services, as well as the ability of patients and other payors to pay for services rendered. Any material increase in the amount or deterioration in the collectability of patient accounts receivable may adversely affect our financial results, and require an increased level of working capital. In addition, our financial performance continues to be adversely affected, by federal or state laws, regulations, orders, or other governmental or regulatory actions addressing the current COVID-19 pandemic or the U.S. healthcare system, which have resulted in and may continue to result in direct or indirect restrictions with respect to our business. We may also be subject to lawsuits from patients, employees and others exposed to COVID-19 at our facilities. Such actions may involve large demands, as well as substantial defense costs. Our professional and general liability insurance may not cover all claims against us.

We are not able to fully quantify the impact that the COVID-19 pandemic will have on our financial results during 2020, but expect developments related to COVID-19 to materially affect our financial performance in 2020. Moreover, the COVID-19 pandemic may have material adverse effects on our results of operations, financial position, and/or our cash flows. The ultimate impact of the pandemic on our financial results will depend on, among other factors, the duration and severity of the pandemic and negative economic conditions arising from the pandemic, the volume of canceled or rescheduled procedures at our facilities, the volume of COVID-19 patients cared for across our health systems, the timing and availability of effective medical treatments and vaccines, and the impact of government actions and administrative regulation on the hospital industry and broader economy, including through existing and any future stimulus efforts. COVID-19 developments continue to evolve quickly, and additional developments may occur which we are unable to predict. Furthermore, the COVID-19 pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, which could reduce our ability to access capital and negatively affect our liquidity in the future. Finally, the pandemic could heighten the level of risk in certain of the other risk factors described in the 2019 Form 10-K, any of which could have a material effect on us.

There is a high degree of uncertainty regarding the implementation and impact of the CARES Act and the PPPHCE Act. There can be no assurance as to the total amount and types of assistance we will receive or that we will be able to benefit from provisions intended to increase access resources and ease regulatory burdens for healthcare providers.

The CARES Act is a $2 trillion economic stimulus package signed into law on March 27, 2020, in response to the COVID-19 pandemic. The PPPHCE Act, an expansion of the CARES Act that includes additional emergency appropriations, was signed into law on April 24, 2020. Together, the CARES Act and PPPHCE Act authorize $175 billion in funding to be distributed to hospitals and other healthcare providers through the PHSSEF. These funds are intended to reimburse eligible providers, including public entities and Medicare- and/or Medicaid-enrolled providers and suppliers, lost revenues and incremental expenses attributable to the COVID-19 pandemic. Recipients are not required to repay these funds, provided that they attest to and comply with certain terms and conditions, including limitations on balance billing, not using funds received from the PHSSEF to reimburse expenses or losses that other sources are obligated to reimburse and audit and reporting requirements. As noted above, HHS has paid or allocated a portion of the total PHSSEF funding, but has not yet announced the precise method by which all future payments from the PHSSEF will be determined or allocated.  Moreover, while we have received payments from the initial funding of the PHSSEF as described above, the amount of future payments from the PHSSEF to the Company is not currently known.

The CARES Act also makes other forms of financial assistance available to healthcare providers, including through Medicare and Medicaid payments adjustments and an expansion of the Medicare Accelerated and Advance Payment Program, which makes available accelerated payments of Medicare funds in order to increase cash flow to providers. As noted above, we have received accelerated payments under this program. However, CMS is reevaluating new applications from Medicare Part A providers, including hospitals, for accelerated payments in light of direct payments made available through PHSSEF and has suspended the advance payment program for physicians and other Medicare Part B providers.

In addition to financial assistance, the CARES Act includes provisions intended to increase access to medical supplies and equipment and ease legal and regulatory burdens on healthcare providers. For example, the CARES Act suspends the Medicare sequestration payment adjustment from May 1, 2020 through December 31, 2020 (but extends sequestration through 2030), provides for a 20% add-on payment under the hospital inpatient PPS for care provided to patients with COVID-19, expands access to and payment for telehealth services under Medicare, prioritizes review of drug applications to help with shortages of emergency drugs, and delays Medicaid DSH reductions.

Due to the recent enactment of the CARES Act, the PPPHCE Act and other enacted legislation, there is still a high degree of uncertainty surrounding the implementation of such legislation. Some of the measures allowing for flexibility in delivery of care and various financial supports for health care providers are available only for the duration of the public health emergency, and it is unclear whether or for how long the HHS declaration will be extended. The current declaration expires October 23, 2020. The HHS Secretary may choose to renew the declaration for successive 90-day periods for as long as the emergency continues to exist and may terminate the declaration whenever he determines that the public health emergency no longer exists. There can be no assurance as to the total amount of financial and other types of assistance we will receive under the CARES Act and the PPPHCE Act, and it is difficult to predict the impact of such legislation on our operations or how they will affect operations of our competitors. Additionally, the federal government may consider additional stimulus and relief efforts, but we are unable to predict whether any additional stimulus measures will be enacted or their impact. We are unable to assess the extent to which anticipated negative impacts on us arising from the COVID-19 pandemic will be offset by amounts or benefits received under the CARES Act, or amounts or benefits which we may in the future receive under the CARES Act and the PPPHCE Act, as well as any future federal stimulus measures. Further, there can be no assurance that the terms of provider relief funding or other programs will not change in ways that affect our funding or eligibility to participate. We continue to assess the potential impact of the COVID-19 pandemic and government responses to the pandemic on our business, results of operations, financial position and cash flows.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds

The following table contains information about our purchases of common stock during the three months ended June 30, 2020.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (b)
April 1, 2020 -
April 30, 2020	7,517	$3.63	—	—
May 1, 2020 -
May 31, 2020	—	—	—	—
June 1, 2020 -
June 30, 2020	19,734	3.19	—	—
Total	27,251	$3.31	—	—

(a)	27,251 shares were withheld to satisfy the payment of tax obligations related to the vesting of restricted stock awards.
(b)	We had no publicly announced plans or open market repurchase programs for shares of our common stock during the three months ended June 30, 2020.

The ABL Facility and the indentures governing each series of our outstanding notes restrict our subsidiaries from, among other matters, paying dividends and making distributions to us, which thereby limits our ability to pay dividends and/or repurchase stock. As of June 30, 2020, under the most restrictive test in these agreements (and subject to certain exceptions), we have approximately $200 million of capacity to pay permitted dividends and/or repurchase shares of stock or make other restricted payments.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

No.		Description
10.1	†

Community Health Systems, Inc. 2009 Stock Option and Award Plan, as amended and restated as of March 20, 2020 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed May 13, 2020 (No. 001-15925)).

22.1	*	List of Subsidiary Guarantors and Issuers of Guaranteed Securities
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	*

The following financial information from our quarterly report on Form 10-Q for the quarters and six months ended June 30, 2020 and 2019, filed with the SEC on July 29, 2020, formatted in Inline Extensible Business Reporting Language: (i) the condensed consolidated statements of income (loss) for the three and six months ended June 30, 2020 and June 30, 2019, (ii) the condensed consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2020 and June 30, 2019, (iii) the condensed consolidated balance sheets at June 30, 2020 and December 31, 2019, (iv) the condensed consolidated statements of cash flows for the three and six months ended June 30, 2020 and June 30, 2019, and (v) the notes to the condensed consolidated financial statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
†	Indicates a management contract or compensatory plan or arrangement.

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

Date:  July 29, 2020