Form 10-Q
period 2020-09-30
COMMUNITY HEALTH SYSTEMS INC
filed 2020-10-28
CIK 1108109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ________

___

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

As of October 22, 2020, there were outstanding 119,620,952 shares of the Registrant’s Common Stock, $0.01 par value.

Community Health Systems, Inc.

Form 10-Q

For the Three and Nine Months Ended September 30, 2020

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In millions, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net operating revenues	$3,126	$3,246	$8,670	$9,925
Operating costs and expenses:
Salaries and benefits	1,365	1,469	4,054	4,499
Supplies	523	526	1,439	1,623
Other operating expenses	736	812	2,211	2,516
Government and other legal settlements and related costs	—	26	4	35
Lease cost and rent	85	79	248	240
Pandemic relief funds	—	—	(448)	—
Depreciation and amortization	139	151	424	456
Impairment and (gain) loss on sale of businesses, net	(7)	(1)	48	70
Total operating costs and expenses	2,841	3,062	7,980	9,439
Income from operations	285	184	690	486
Interest expense, net	257	259	779	782
(Gain) loss from early extinguishment of debt	(115)	—	(111)	31
Equity in earnings of unconsolidated affiliates	(5)	(3)	(11)	(12)
Income (loss) before income taxes	148	(72)	33	(315)
Provision for (benefit from) income taxes	20	(74)	(221)	(71)
Net income (loss)	128	2	254	(244)
Less: Net income attributable to noncontrolling interests	16	19	54	58
Net income (loss) attributable to Community Health Systems, Inc. stockholders	$112	$(17)	$200	$(302)
Earnings (loss) per share attributable to Community Health Systems, Inc. common stockholders:
Basic	$0.98	$(0.15)	$1.74	$(2.66)
Diluted	$0.97	$(0.15)	$1.74	$(2.66)
Weighted-average number of shares outstanding:
Basic	115,015,460	113,891,721	114,764,050	113,672,798
Diluted	115,640,852	113,891,721	115,012,202	113,672,798

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income (loss)	$128	$2	$254	$(244)
Other comprehensive (loss) income, net of income taxes:
Net change in fair value of interest rate swaps, net of tax	—	(1)	—	(3)
Net change in fair value of available-for-sale debt securities, net of tax	—	1	3	5
Amortization and recognition of unrecognized pension cost components, net of tax	—	—	1	—
Other comprehensive income	—	—	4	2
Comprehensive income (loss)	128	2	258	(242)
Less: Comprehensive income attributable to noncontrolling interests	16	19	54	58
Comprehensive income (loss) attributable to Community Health Systems, Inc. stockholders	$112	$(17)	$204	$(300)

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$1,823	$216
Patient accounts receivable	1,956	2,258
Supplies	337	354
Prepaid income taxes	50	48
Prepaid expenses and taxes	166	193
Other current assets	360	358
Total current assets	4,692	3,427
Property and equipment	9,293	9,653
Less accumulated depreciation and amortization	(4,003)	(4,045)
Property and equipment, net	5,290	5,608
Goodwill	4,220	4,328
Deferred income taxes	88	38
Other assets, net	2,226	2,208
Total assets	$16,516	$15,609
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$19	$20
Current operating lease liabilities	131	136
Accounts payable	710	811
Accrued liabilities:
Employee compensation	580	594
Accrued interest	180	189
Other	2,009	532
Total current liabilities	3,629	2,282
Long-term debt	12,860	13,385
Deferred income taxes	29	200
Long-term operating lease liabilities	523	487
Other long-term liabilities	951	894
Total liabilities	17,992	17,248
Redeemable noncontrolling interests in equity of consolidated subsidiaries	481	502
STOCKHOLDERS’ DEFICIT
Community Health Systems, Inc. stockholders’ deficit:
Preferred stock, $.01 par value per share, 100,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value per share, 300,000,000 shares authorized; 119,604,720 shares issued and outstanding at September 30, 2020, and 117,822,631 shares issued and outstanding at December 31, 2019	1	1
Additional paid-in capital	2,005	2,008
Accumulated other comprehensive loss	(5)	(9)
Accumulated deficit	(4,018)	(4,218)
Total Community Health Systems, Inc. stockholders’ deficit	(2,017)	(2,218)
Noncontrolling interests in equity of consolidated subsidiaries	60	77
Total stockholders’ deficit	(1,957)	(2,141)
Total liabilities and stockholders’ deficit	$16,516	$15,609

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$254	$(244)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	424	456
Deferred income taxes	(223)	(73)
Government and other legal settlements and related costs	4	25
Stock-based compensation expense	8	8
Impairment and (gain) loss on sale of businesses, net	48	70
(Gain) loss from early extinguishment of debt	(111)	31
Other non-cash expenses, net	99	140
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Patient accounts receivable	281	82
Supplies, prepaid expenses and other current assets	16	40
Medicare accelerated payments	1,159	—
Repayment/derecognition of Medicare accelerated payments	(22)	—
Unrecognized pandemic relief funds	271	—
Accounts payable, accrued liabilities and income taxes	(81)	(242)
Other	(25)	(102)
Net cash provided by operating activities	2,102	191
Cash flows from investing activities:
Acquisitions of facilities and other related businesses	(1)	(13)
Purchases of property and equipment	(317)	(322)
Proceeds from disposition of hospitals and other ancillary operations	347	363
Proceeds from sale of property and equipment	4	1
Purchases of available-for-sale debt securities and equity securities	(68)	(58)
Proceeds from sales of available-for-sale debt securities and equity securities	80	72
Increase in other investments	(36)	(146)
Net cash provided by (used in) investing activities	9	(103)
Cash flows from financing activities:
Repurchase of restricted stock shares for payroll tax withholding requirements	(1)	(1)
Deferred financing costs and other debt-related costs	(32)	(28)
Proceeds from noncontrolling investors in joint ventures	—	10
Redemption of noncontrolling investments in joint ventures	(4)	(6)
Distributions to noncontrolling investors in joint ventures	(84)	(78)
Proceeds from sale-lease back	2	56
Other borrowings	31	26
Issuance of long-term debt	1,462	2,489
Proceeds from ABL Facility	540	25
Repayments of long-term indebtedness	(2,418)	(2,620)
Net cash used in financing activities	(504)	(127)
Net change in cash and cash equivalents	1,607	(39)
Cash and cash equivalents at beginning of period	216	196
Cash and cash equivalents at end of period	$1,823	$157
Supplemental disclosure of cash flow information:
Interest payments	$(765)	$(810)
Income tax refunds (payments), net	$(2)	$3

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The unaudited condensed consolidated financial statements of Community Health Systems, Inc. (the “Parent” or “Parent Company”) and its subsidiaries (the “Company”) as of September 30, 2020 and December 31, 2019 and for the three-month and nine-month periods ended September 30, 2020 and 2019, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. All intercompany transactions and balances have been eliminated. The results of operations for the three and nine months ended September 30, 2020, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2020. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates under different assumptions or conditions.

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

Substantially all of the Company’s operating costs and expenses are “cost of revenue” items. Operating costs that could be classified as general and administrative by the Company include the Company’s corporate office costs at its Franklin, Tennessee office, which were $41 million and $48 million for the three months ended September 30, 2020 and 2019, respectively, and $136 million and $135 million for the nine months ended September 30, 2020 and 2019, respectively. Included in these corporate office costs is stock-based compensation of $3 million and $2 million for the three months ended September 30, 2020 and 2019, respectively, and $8 million for both of the nine-month periods ended September 30, 2020 and 2019.

Throughout these notes to the unaudited condensed consolidated financial statements, Community Health Systems, Inc., and its consolidated subsidiaries are referred to on a collective basis as the “Company.” This drafting style is not meant to indicate that the publicly traded Parent or any particular subsidiary of the Parent owns or operates any asset, business, or property. The hospitals, operations and businesses described in this filing are owned and operated by distinct and indirect subsidiaries of Community Health Systems, Inc.

Revenue Recognition.

Net Operating Revenues

Net operating revenues are recorded at the transaction price estimated by the Company to reflect the total consideration due from patients and third-party payors in exchange for providing goods and services in patient care. These services are considered to be a single performance obligation and have a duration of less than one year. Revenues are recorded as these goods and services are provided. The transaction price, which involves significant estimates, is determined based on the Company’s standard charges for the goods and services provided, with a reduction recorded for price concessions related to third party contractual arrangements as well as patient discounts and other patient price concessions. During each of the three and nine month periods ended September 30, 2020 and September 30, 2019, the impact of changes to the inputs used to determine the transaction price was considered immaterial.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Currently, several states utilize supplemental reimbursement programs for the purpose of providing reimbursement to providers that is not specifically tied to an individual’s care, some of which offsets a portion of the cost of providing care to Medicaid and indigent patients. These programs are designed with input from the Centers for Medicare and Medicaid Services (“CMS”) and are funded with a combination of state and federal resources, including, in certain instances, fees or taxes levied on the providers. Under these supplemental programs, the Company recognizes revenue and related expenses in the period in which amounts are estimable and collection is reasonably assured. Reimbursement under these programs is reflected in net operating revenues and fees, taxes or other program-related costs are reflected in other operating expenses.

The Company’s net operating revenues during the three and nine months ended September 30, 2020 and 2019 have been presented in the following table based on an allocation of the estimated transaction price with the patient between the primary patient classification of insurance coverage (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Medicare	$723	$811	$2,086	$2,519
Medicaid	419	437	1,167	1,316
Managed Care and other third-party payors	1,967	1,971	5,425	5,991
Self-pay	17	27	(8)	99
Total	$3,126	$3,246	$8,670	$9,925

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

Patient accounts receivable can be impacted by the effectiveness of the Company’s collection efforts. Additionally, significant changes in payor mix, business office operations, economic conditions or trends in federal and state governmental healthcare coverage could affect the net realizable value of accounts receivable. The Company also continually reviews the net realizable value of accounts receivable by monitoring historical cash collections as a percentage of trailing net operating revenues, as well as by analyzing current period net revenue and admissions by payor classification, days revenue outstanding, the composition of self-pay receivables between pure self-pay patients and the patient responsibility portion of third-party insured receivables, the impact of recent acquisitions and dispositions and the impact of current economic and other events.

Final settlements for some payors and programs are subject to adjustment based on administrative review and audit by third parties. As a result of these final settlements, the Company has recorded amounts due to third-party payors of $94 million and $83 million as of September 30, 2020 and December 31, 2019, respectively, and these amounts are included in accrued liabilities-other in the accompanying condensed consolidated balance sheets. Amounts due from third-party payors were $124 million and $137 million as of September 30, 2020 and December 31, 2019, respectively, and are included in other current assets in the accompanying condensed consolidated balance sheets. Substantially all Medicare and Medicaid cost reports are final settled through 2016.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

These charity care services are estimated to be $285  million and $126 million for the three months ended September 30, 2020 and 2019, respectively, and $751 million and $410 million for the nine months ended September 30, 2020 and 2019, respectively, representing the value (at the Company’s standard charges) of these charity care services that are excluded from net operating revenues. The estimated cost incurred by the Company to provide these charity care services to patients who are unable to pay was approximately $36 million and $16 million during the three months ended September 30, 2020 and 2019, respectively, and $90 million and $50 million during the nine months ended September 30, 2020 and 2019, respectively. The estimated cost of these charity care services was determined using a ratio of cost to gross charges and applying that ratio to the gross charges associated with providing care to charity patients for the period.

Accounting for the Impairment or Disposal of Long-Lived Assets.    During the nine months ended September 30, 2020, the Company recorded a total combined net impairment charge and loss on disposal of approximately $48 million, of which (i) approximately $74 million was recorded to adjust the carrying value of long-lived assets at several hospitals where the Company is in discussions with potential buyers for divestiture at a sales price that indicates a fair value below carrying value, (ii) approximately $43 million was recorded related to certain hospitals that have been classified as held for sale based on the difference between the carrying value of the hospital disposal groups compared to their estimated fair value less costs to sell, (iii) approximately $3 million was recorded related to a hospital that closed on September 30, 2020, and (iv) approximately $1 million was recorded related to a shared service center that closed on July 31, 2020. The impairment charge was partially offset by a gain of approximately $73 million related to three hospitals sold on January 1, 2020 and one hospital sold on July 1, 2020. During the nine months ended September 30, 2020, a net allocation of approximately $109 million of goodwill was allocated from the hospital operations reporting unit based on a calculation of each disposal groups’ relative fair value compared to the total reporting unit. The Company will continue to evaluate the potential for further impairment of the long-lived assets of underperforming hospitals as well as evaluate offers for potential sales. Based on such analysis, additional impairment charges may be recorded in the future.

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

COVID-19 Pandemic.

In January 2020, the Secretary of the U.S. Department of Health and Human Services (“HHS”) declared a national public health emergency due to a novel strain of coronavirus. In March 2020, the World Health Organization declared the outbreak of COVID-19, a disease caused by this coronavirus, a pandemic. The resulting measures to contain the spread and impact of COVID-19 and other developments related to COVID-19 have materially affected the Company’s results of operations during 2020. Where applicable, the impact resulting from the COVID-19 pandemic during the three and nine months ended September 30, 2020, has been considered, including updated assessments of the recoverability of assets and evaluation of potential credit losses. As a result of the COVID-19 pandemic, federal and state governments have passed legislation, promulgated regulations and taken other administrative actions intended to assist healthcare providers in providing care to COVID-19 and other patients during the public health emergency. Sources of relief include the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020, and the Paycheck Protection Program and Health Care Enhancement Act (the “PPPHCE Act”), which was enacted on April 24, 2020. Together, the CARES Act and the PPPHCE Act include $175 billion in funding to be distributed to eligible providers through the Public Health and Social Services Emergency Fund (the “PHSSEF”). In addition, the CARES Act provides for an expansion of the Medicare Accelerated and Advance Payment Program whereby inpatient acute care hospitals and other eligible providers may request accelerated payment of up to 100% of their Medicare payment amount for a six-month period to be repaid through withholding of future Medicare fee-for-service payments. Various other state and local programs also exist to provide relief, either independently or through distribution of monies received via the CARES Act. During the three and nine-month periods ended September 30, 2020, the Company was a beneficiary of these stimulus measures, including the Medicare Accelerated and Advance Payment Program. The Company’s accounting policies for the recognition of these stimulus monies is as follows:

CARES Act and PPPHCE Act Funds

During the nine months ended September 30, 2020, the Company received approximately $719 million in payments through the PHSSEF and various state and local programs, net of amounts that have or will be repaid to HHS related to entities that are held-for-sale or that were previously divested. The Company previously recognized approximately $448 million of these payments as a reduction in operating costs and expenses during the six months ended June 30, 2020, which is denoted by the caption “pandemic relief funds” within the condensed consolidated statements of income (loss). While $155 million in such payments were received

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

during the three months ended September 30, 2020, the net effect of changes in the Company’s estimate on the basis of revised guidance from HHS in September 2020 (discussed below), the Company’s results of operations during such period and the receipt of additional payments, resulted in no additional pandemic relief funds being recognized during the three months ended September 30, 2020.  The recognition of amounts received is conditioned upon the provision of care for individuals with possible or actual cases of COVID-19 after January 31, 2020, certification that payment will be used to prevent, prepare for and respond to coronavirus and shall reimburse the recipient only for healthcare-related expenses or lost revenues, as defined by HHS, that are attributable to coronavirus, as well as receipt of the funds. Amounts are recognized as a reduction to operating costs and expenses only to the extent the Company is reasonably assured that underlying conditions are met.

The Company’s assessment of whether the terms and conditions for amounts received have been met considers all frequently asked questions and other interpretive guidance issued by HHS. On September 19, 2020, HHS issued a Post-Payment Notice of Reporting Requirements (the “September 19, 2020 Notice”) which indicates that providers may recognize reimbursement for healthcare-related expenses, as defined therein, attributable to coronavirus that another source has not reimbursed and is not obligated to reimburse. Additionally, amounts received from the PHSSEF that are not fully expended on eligible healthcare-related expenses may be recognized as reimbursement for lost revenues, represented as a negative change in year-over-year net patient care operating income. This represents a substantial change in the definition of lost revenues which served as the basis of amounts recognized by the Company during the six months ended June 30, 2020. Providers may apply payments to lost revenues up to the amount of the 2019 net gain from healthcare-related sources or, for entities that reported a negative net operating gain in 2019, receipts from the PHSSEF may be recognized up to a net zero gain/loss in 2020. During the three months ended September 30, 2020, the Company’s estimate of the amount for which it is reasonably assured of meeting the underlying terms and conditions was updated based on, among other things, the September 19, 2020 Notice, the Company’s results of operations during such period and the receipt of additional payments during such period. Taking into account these countervailing factors, the Company believes that the amount previously recognized of approximately $448 million remains an appropriate estimate as of September 30, 2020. However, if the facts and circumstances that serve as the basis of the Company’s estimate as of September 30, 2020 had been applied to the estimate as of June 30, 2020, taking into account the September 19, 2020 Notice, the Company estimates that the pandemic relief funds recognized as a reduction to operating costs and expenses as of such date would have been reduced by approximately $66 million as of June 30, 2020.

On October 22, 2020, HHS issued an updated Post-Payment Notice of Reporting Requirements and a Reporting Requirements Policy Update (together, the “October 22, 2020 Notice”) which, among other changes, effectively reinstates the definition of lost revenues that was the basis for the $448 million of pandemic relief funds recognized during the three and six months ended June 30, 2020. As a non-recognizable subsequent event, the Company’s estimate as of September 30, 2020, as set forth above, has not been updated for the October 22, 2020 Notice; additional information is included in Note 14.

Amounts received through the PHSSEF or state and local programs that have not yet been recognized as a reduction to operating costs and expenses or otherwise have not been refunded to HHS as of September 30, 2020, are reflected within accrued liabilities-other in the condensed consolidated balance sheet, and such unrecognized amounts may be recognized as a reduction in operating costs and expenses in future periods if the underlying conditions for recognition are met. As evidenced by the October 22, 2020 Notice, HHS’ interpretation of the underlying terms and conditions of such PHSSEF payments, including auditing and reporting requirements, continues to evolve. Additional guidance or new and amended interpretations of existing guidance on the terms and conditions of such PHSSEF payments may result in changes in the Company’s estimate of amounts for which the terms and conditions are reasonably assured of being met, and any such changes may be material. Additionally, any such changes may result in the Company’s inability to recognize additional PHSSEF payments or may result in the derecognition of amounts previously recognized, which (in any such case) may be material.

Medicare Accelerated Payments

Medicare accelerated payments of approximately $1.2 billion were received by the Company in April 2020. No additional Medicare accelerated payments have been received by the Company since such time, including during the three months ended September 30, 2020, and approximately $22 million of amounts previously received was repaid to CMS or assumed by buyers during the three months ended September 30, 2020 related to divested entities. Effective October 8, 2020, CMS is no longer accepting new applications for accelerated payments. Accordingly, the Company does not expect to receive additional Medicare accelerated payments. Payments under the Medicare Accelerated and Advance Payment program are advances that must be repaid. As of September 30, 2020, the program required CMS to begin recouping payments 120 days after receipt by the provider although no payments were recouped during the three or nine months ended September 30, 2020. Effective October 1, 2020, the program was amended such that providers are required to repay accelerated payments beginning one year after the payment was issued. After such one-year period, Medicare payments owed to providers will be recouped according to the repayment terms. The repayment terms specify that for the first 11 months after repayment begins, repayment will occur through an automatic recoupment of 25% of Medicare payments otherwise owed to the provider. At the end of the eleven-month period, recoupment will increase to 50% for six

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

months. At the end of the six months (29 months from the receipt of the initial accelerated payment), Medicare will issue a letter for full repayment of any remaining balance, as applicable. In such event, if payment is not received within 30 days, interest will accrue at the annual percentage rate of four percent (4%) from the date the letter was issued, and will be assessed for each full 30-day period that the balance remains unpaid. As of September 30, 2020, approximately $1.1 billion of Medicare accelerated payments are reflected within accrued liabilities-other in the condensed consolidated balance sheet. If the program requirements enacted on October 1, 2020 had been effective as of September 30, 2020, the Company estimates that approximately $873 million of the amount outstanding would be classified as a long-term liability. Such amount is based on an estimate of the total consideration for providing goods and services in patient care that will not be due from Medicare and used to offset the Medicare accelerated payments within one year.

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

The 2009 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the IRC and for the grant of stock options which do not so qualify, stock appreciation rights, restricted stock, restricted stock units, performance-based shares or units and other share awards. Persons eligible to receive grants under the 2009 Plan include the Company’s directors, officers, employees and consultants. To date, all options granted under the 2009 Plan have been “nonqualified” stock options for tax purposes. Generally, vesting of these granted options occurs in one-third increments on each of the first three anniversaries of the award date. Options granted in 2011 or later have a 10-year contractual term. As of September 30, 2020, 10,423,344 shares of unissued common stock were reserved for future grants under the 2009 Plan.

The exercise price of all options granted under the 2000 Plan and the 2009 Plan is equal to the fair value of the Company’s common stock on the option grant date.

The following table reflects the impact of total compensation expense related to stock-based equity plans on the reported operating results for the respective periods (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Effect on loss before income taxes	$(3)	$(2)	$(8)	$(8)
Effect on net income (loss)	$(2)	$(2)	$(6)	$(6)

At September 30, 2020, $19 million of unrecognized stock-based compensation expense related to outstanding unvested stock options, restricted stock and restricted stock units (the terms of which are summarized below) was expected to be recognized over a weighted-average period of 24 months. Of that amount, $3 million related to outstanding unvested stock options was expected to be

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

recognized over a weighted-average period of 26 months and $16 million related to outstanding unvested restricted stock and restricted stock units was expected to be recognized over a weighted-average period of 24 months. There were no modifications to awards during the three or nine months ended September 30, 2020 and 2019.

The fair value of stock options was estimated using the Black Scholes option pricing model with the following assumptions and weighted-average fair values during the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Expected volatility	N/A	N/A	73.5%	68.4%
Expected dividends	N/A	N/A	—	—
Expected term	N/A	N/A	6 years	5.6 years
Risk-free interest rate	N/A	N/A	1.0%	2.6%

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

Options outstanding and exercisable under the 2000 Plan and the 2009 Plan as of September 30, 2020, and changes during each of the three-month periods following December 31, 2019, was as follows (in millions, except share and per share data):

			Weighted-	Aggregate
		Weighted-	Average	Intrinsic
		Average	Remaining	Value as of
		Exercise	Contractual	September 30,
	Shares	Price	Term	2020
Outstanding at December 31, 2019	1,110,134	16.90	5.6 years
Granted	946,500	4.93
Exercised	—	—
Forfeited and cancelled	(159,938)	33.90
Outstanding at March 31, 2020	1,896,696	9.50
Granted	—	—
Exercised	—	—
Forfeited and cancelled	(31,667)	31.90
Outstanding at June 30, 2020	1,865,029	9.12
Granted	—	—
Exercised	—	—
Forfeited and cancelled	(7,003)	32.58
Outstanding at September 30, 2020	1,858,026	$9.03	7.7 years	$—
Exercisable at September 30, 2020	495,522	$20.28	4.0 years	$—

No stock options were granted during the three months ended September 30, 2020 and 2019. The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2020 and 2019 was $3.17 and $3.05, respectively. The aggregate intrinsic value (calculated as the number of in-the-money stock options multiplied by the difference between the Company’s

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

closing stock price on the last trading day of the reporting period ($4.22) and the exercise price of the respective stock options) in the table above represents the amount that would have been received by the option holders had all option holders exercised their options on September 30, 2020. This amount changes based on the market value of the Company’s common stock. There were no options exercised during the three or nine months ended September 30, 2020 and 2019. The aggregate intrinsic value of options vested and expected to vest approximates that of the outstanding options.

The Company has also awarded restricted stock under the 2009 Plan to employees of certain subsidiaries. With respect to time-based vesting restricted stock that has been awarded under the 2009 Plan, the restrictions on these shares have generally lapsed in one-third increments on each of the first three anniversaries of the award date. In addition, certain of the restricted stock awards granted to the Company’s senior executives have contained performance objectives required to be met in addition to any time-based vesting requirements. If the applicable performance objectives are not attained, these awards will be forfeited in their entirety. For performance-based awards, the performance objectives are measured cumulatively over a three-year period. With respect to performance-based awards, if the applicable target performance objective is met at the end of the three-year period, then the restricted stock award subject to such performance objective will vest in full on the third anniversary of the award date. Additionally, for these performance-based awards, based on the level of achievement for the applicable performance objective within the parameters specified in the award agreement, the number of shares to be issued in connection with the vesting of the award may be adjusted to decrease or increase the number of shares specified in the original award. Notwithstanding the above-mentioned performance objectives and vesting requirements, the restrictions with respect to restricted stock granted under the 2009 Plan may lapse earlier in the event of death, disability or termination of employment by the Company for any reason other than for cause of the holder of the restricted stock, or change in control of the Company. The entire restricted stock awards subject to performance objectives granted on March 1, 2017 were forfeited during the nine months ended September 30, 2020 as a result of the minimum level of the applicable cumulative performance objectives for the 2017-2019 performance period not having been met. Restricted stock awards subject to performance objectives that have not yet been satisfied are not considered outstanding for purposes of determining earnings per share until the performance objectives have been satisfied.

Restricted stock outstanding under the 2009 Plan as of September 30, 2020, and changes during each of the three-month periods following December 31, 2019, was as follows:

		Weighted-
		Average Grant
	Shares	Date Fair Value
Unvested at December 31, 2019	3,857,402	$5.47
Granted	2,197,500	4.90
Vested	(988,650)	5.77
Forfeited	(328,500)	9.19
Unvested at March 31, 2020	4,737,752	4.89
Granted	4,000	3.19
Vested	(96,677)	6.81
Forfeited	(26,335)	5.00
Unvested at June 30, 2020	4,618,740	4.84
Granted	—	—
Vested	(11,001)	4.53
Forfeited	(21,002)	5.01
Unvested at September 30, 2020	4,586,737	4.84

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

RSUs outstanding under the 2009 Plan as of September 30, 2020, and changes during each of the three-month periods following December 31, 2019, was as follows:

		Weighted-
		Average Grant
	Shares	Date Fair Value
Unvested at December 31, 2019	541,576	$5.13
Granted	310,347	4.93
Vested	(238,184)	5.47
Forfeited	—	—
Unvested at March 31, 2020	613,739	4.89
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested at June 30, 2020	613,739	4.89
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested at September 30, 2020	613,739	4.89

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

Acquisition and integration expenses related to prospective and closed acquisitions included in other operating expenses on the condensed consolidated statements of income (loss) were less than $1 million during both of the three-month periods ended September 30, 2020 and 2019, and less than $1 million and approximately $3 million for the nine months ended September 30, 2020 and 2019, respectively.

During the nine months ended September 30, 2020, one or more subsidiaries of the Company paid approximately $1 million to acquire the operating assets and related businesses of certain physician practices, clinics and other ancillary businesses that operate within the communities served by the Company’s affiliated hospitals. The Company allocated the purchase price to property and equipment, working capital and goodwill.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Divestitures

The following table provides a summary of hospitals that the Company divested during the nine months ended September 30, 2020 and the year ended December 31, 2019:

			Licensed
Hospital	Buyer	City, State	Beds	Effective Date
2020 Divestitures:

Hill Regional Hospital	AHRK Holdings, LLC	Hillsboro, TX	25	August 1, 2020
St. Cloud Regional Medical Center	Orlando Health, Inc.	St. Cloud, FL	84	July 1, 2020
Northern Louisiana Medical Center	Allegiance Health Management, Inc.	Ruston, LA	130	July 1, 2020
Shands Live Oak Regional Medical Center	HCA Healthcare, Inc. (“HCA”)	Live Oak, FL	25	May 1, 2020
Shands Starke Regional Medical Center	HCA	Starke, FL	49	May 1, 2020
Southside Regional Medical Center	Bon Secours Mercy Health System	Petersburg, VA	300	January 1, 2020
Southampton Memorial Hospital	Bon Secours Mercy Health System	Franklin, VA	105	January 1, 2020
Southern Virginia Regional Medical Center	Bon Secours Mercy Health System	Emporia, VA	80	January 1, 2020

2019 Divestitures:

Bluefield Regional Medical Center	Princeton Community Hospital Association	Bluefield, WV	92	October 1, 2019
Lake Wales Medical Center	Adventist Health System	Lake Wales, FL	160	September 1, 2019
Heart of Florida Regional Medical Center	Adventist Health System	Davenport, FL	193	September 1, 2019
College Station Medical Center	St. Joseph Regional Health Center	College Station, TX	167	August 1, 2019
Tennova Healthcare - Lebanon	Vanderbilt University Medical Center	Lebanon, TN	245	August 1, 2019
Chester Regional Medical Center	Medical University Hospital Authority	Chester, SC	82	March 1, 2019
Carolinas Hospital System - Florence	Medical University Hospital Authority	Florence, SC	396	March 1, 2019
Springs Memorial Hospital	Medical University Hospital Authority	Lancaster, SC	225	March 1, 2019
Carolinas Hospital System - Marion	Medical University Hospital Authority	Mullins, SC	124	March 1, 2019
Memorial Hospital of Salem County	Community Healthcare Associates, LLC	Salem, NJ	126	January 31, 2019
Mary Black Health System - Spartanburg	Spartanburg Regional Healthcare System	Spartanburg, SC	207	January 1, 2019
Mary Black Health System - Gaffney	Spartanburg Regional Healthcare System	Gaffney, SC	125	January 1, 2019

On April 20, 2020, one or more affiliates of the Company entered into a definitive agreement for the sale of substantially all of the assets of San Angelo Community Medical Center (171 licensed beds) in San Angelo, Texas to subsidiaries of Shannon Health System. This disposition was completed on October 24, 2020, as further described in Note 14 below.

On April 27, 2020, one or more affiliates of the Company entered into a definitive agreement for the sale of substantially all of the assets of each of Abilene Regional Medical Center (231 licensed beds) in Abilene, Texas and Brownwood Regional Medical Center (188 licensed beds) in Brownwood, Texas to subsidiaries of Hendrick Health System. This disposition was completed on October 27, 2020, as further described in Note 14 below.

On June 25, 2020, one or more affiliates of the Company entered into a definitive agreement for the sale of substantially all of the assets of Bayfront Health St. Petersburg (480 licensed beds) in St. Petersburg, Florida to affiliates of Orlando Health, Inc. This disposition was completed on October 1, 2020, as further described in Note 14 below.

On September 8, 2020, one or more affiliates of the Company entered into a definitive agreement for the sale of substantially all of the assets of Lea Regional Medical Center (68 licensed beds) in Hobbs, New Mexico to affiliates of Covenant Health System.

On September 30, 2020, one or more affiliates of the Company entered into a definitive agreement for the sale of substantially all of the assets of each of Tennova Healthcare - Tullahoma (135 licensed beds) in Tullahoma, Tennessee and Tennova Healthcare – Shelbyville (60 licensed beds) in Shelbyville, Tennessee to Vanderbilt University Medical Center.

The following table discloses amounts included in the condensed consolidated balance sheets for the hospitals classified as held for sale as of September 30, 2020 and December 31, 2019 (in millions). Other assets, net primarily includes the net property and

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

equipment for hospitals held for sale. No divestitures or potential divestitures meet the criteria for reporting as a discontinued operation.

	September 30, 2020	December 31, 2019
Other current assets	$32	$25
Other assets, net	341	262
Accrued liabilities	114	43

Other Hospital Closures

Effective September 30, 2020, one or more affiliates of the Company finalized an agreement to terminate the lease and cease operations of Shands Lake Shore Regional Medical Center (99 licensed beds) in Lake City, Florida, including transferring leased assets back to the landlord, the Lake Shore Hospital Authority. The Company recorded an impairment charge of approximately $3 million during the three months ended September 30, 2020 in conjunction with exiting the lease to operate this hospital.

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

4.  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2020 are as follows (in millions):

Balance, as of December 31, 2019
Goodwill	$7,142
Accumulated impairment losses	(2,814)
4,328

Goodwill acquired as part of acquisitions during current year	1
Goodwill allocated to hospitals held for sale	(109)

Balance, as of September 30, 2020
Goodwill	7,034
Accumulated impairment losses	(2,814)
$4,220

Goodwill is allocated to each identified reporting unit, which is defined as an operating segment or one level below the operating segment (referred to as a component of the entity). Management has determined that the Company’s operating segment meets the criteria to be classified as a reporting unit. At September 30, 2020, after giving effect to 2020 divestiture activity, the Company had approximately $4.2 billion of goodwill recorded.

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

While no impairment was indicated in the Company’s annual goodwill evaluation as of the October 31, 2019 measurement date, the reduction in the Company’s fair value and the resulting goodwill impairment charges recorded in 2016 and 2017 reduced the carrying value of the Company’s hospital operations reporting unit to an amount equal to its estimated fair value as of such prior year measurement dates. This increases the risk that future declines in fair value could result in goodwill impairment. The determination of fair value in the Company’s goodwill impairment analysis is based on an estimate of fair value for each reporting unit utilizing known and estimated inputs at the evaluation date. Some of those inputs include, but are not limited to, the most recent price of the Company’s common stock and fair value of long-term debt, estimates of future revenue and expense growth, estimated market multiples, expected capital expenditures, income tax rates, and costs of invested capital. A detailed evaluation of potential impairment indicators was performed as of September 30, 2020, which specifically considered the volatility of the fair market value of the Company’s outstanding senior secured and unsecured notes and common stock during the nine months ended September 30, 2020, as well as declines in patient volumes and net operating revenues resulting from the COVID-19 pandemic. On the basis of available evidence as of September 30, 2020, no indicators of impairment were identified.

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

Intangible Assets

No intangible assets other than goodwill were acquired during the nine months ended September 30, 2020. The gross carrying amount of the Company’s other intangible assets subject to amortization was $1 million at both September 30, 2020 and December 31, 2019, and the net carrying amount was less than $1 million at both September 30, 2020 and December 31, 2019. The carrying amount of the Company’s other intangible assets not subject to amortization was $55 million and $63 million at September 30, 2020 and December 31, 2019, respectively. Other intangible assets are included in other assets, net on the Company’s condensed consolidated balance sheets. Substantially all of the Company’s intangible assets are contract-based intangible assets related to operating licenses, management contracts, or non-compete agreements entered into in connection with prior acquisitions.

The gross carrying amount of capitalized software for internal use was approximately $1.1 billion at both September 30, 2020 and December 31, 2019, and the net carrying amount was approximately $270 million and $321 million at September 30, 2020 and December 31, 2019, respectively. The estimated amortization period for capitalized internal-use software is generally three years, except for capitalized costs related to significant system conversions, which is generally eight to ten years. There is no expected residual value for capitalized internal-use software. At September 30, 2020, there was approximately $13 million of capitalized costs for internal-use software that is currently in the development stage and will begin amortization once the software project is complete and ready for its intended use. Amortization expense on capitalized internal-use software was $34 million and $30 million during the three months ended September 30, 2020 and 2019, respectively, and $96 million and $91 million during the nine months ended September 30, 2020 and 2019, respectively. Amortization expense on capitalized internal-use software is estimated to be $30 million for the remainder of 2020, $111 million in 2021, $69 million in 2022, $34 million in 2023, $11 million in 2024, $9 million in 2025 and $6 million thereafter.

5.  INCOME TAXES

The total amount of unrecognized benefit that would affect the effective tax rate, if recognized, was approximately $1 million as of September 30, 2020. A total of approximately $1 million of interest and penalties is included in the amount of the liability for uncertain tax positions at September 30, 2020. It is the Company’s policy to recognize interest and penalties related to unrecognized benefits in its condensed consolidated statements of income (loss) as income tax expense.

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

The Company’s effective tax rates were 13.5% and 102.8% for the three months ended September 30, 2020 and 2019, respectively, and (669.7)% and 22.5% for the nine months ended September 30, 2020 and 2019, respectively. The difference in the Company’s effective tax rate for the three and nine months ended September 30, 2020, when compared to the three and nine months ended September 30, 2019, was primarily due to changes in tax benefits as a result of an increase to the deductible interest expense allowed for 2019 and 2020 under the CARES Act that was enacted during the three months ended March 31, 2020.

Cash paid for income taxes, net of refunds received, resulted in a net payment of approximately $3 million and less than $1 million during the three months ended September 30, 2020 and 2019, respectively, and a net payment of $2 million and a net refund of $3 million during the nine months ended September 30, 2020 and 2019, respectively.

6.  LONG-TERM DEBT

Long-term debt, net of unamortized debt issuance costs and discounts or premiums, consists of the following (in millions):

	September 30,	December 31,
	2020	2019
5⅛% Senior Secured Notes due 2021	$—	$1,000
6⅞% Senior Notes due 2022	197	231
6¼% Senior Secured Notes due 2023	2,675	3,100
8⅝% Senior Secured Notes due 2024	1,033	1,033
6⅝% Senior Secured Notes due 2025	1,462	—
8% Senior Secured Notes due 2026	2,101	2,101
8% Senior Secured Notes due 2027	700	700
6⅞% Senior Notes due 2028	1,474	1,700
9⅞% Junior-Priority Secured Notes due 2023	1,770	1,770
8⅛% Junior-Priority Secured Notes due 2024	1,354	1,355
ABL Facility	—	273
Finance lease and financing obligations	241	272
Other	20	17
Less: Unamortized deferred debt issuance costs and note premium	(148)	(147)
Total debt	12,879	13,405
Less: Current maturities	(19)	(20)
Total long-term debt	$12,860	$13,385

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

During the three months ended September 30, 2020, the Company extinguished a portion of certain series of its outstanding notes through open market repurchases, as follows (in millions):

Principal Amount
6⅞% Senior Notes due 2028	$226
8⅛% Junior-Priority Secured Notes due 2024	1
6⅞% Senior Notes due 2022	34
Total principal amount of debt extinguished	$261

Financing and repayment transactions discussed above resulted in a pre-tax and after-tax gain from early extinguishment of debt of $115 million and $100 million, respectively, for the three months ended September 30, 2020 and a pre-tax and after-tax gain from early extinguishment of $111 million and $97 million, respectively, for the nine months ended September 30, 2020.

Financing and repayment transactions in the prior year resulted in a pre-tax and after-tax loss from early extinguishment of debt of less than $1 million for the three months ended September 30, 2019 and a pre-tax and after-tax loss of $31 million and $25 million, respectively, for the nine months ended September 30, 2019.

The maximum aggregate principal amount under the ABL Facility is $1.0 billion. At September 30, 2020, the available borrowing base under the ABL Facility was $654 million, of which the Company had no outstanding borrowings and letters of credit issued of $151 million. The issued letters of credit were primarily in support of potential insurance-related claims and certain bonds.

The ABL Facility contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the Company’s ability, subject to certain exceptions, to, among other things (1) declare dividends, make distributions or redeem or repurchase capital stock, (2) prepay, redeem or repurchase other debt, (3) incur liens or grant negative pledges, (4) make loans and investments and enter into acquisitions and joint ventures, (5) incur additional indebtedness or provide certain guarantees, (6) engage in mergers, acquisitions and asset sales, (7) conduct transactions with affiliates, (8) alter the nature of the Company’s, CHS’ or the guarantors’ businesses, (9) grant certain guarantees with respect to physician practices, (10) engage in sale and leaseback transactions or (11) change the Company’s fiscal year. The Company is also required to comply with a consolidated fixed coverage ratio, upon certain triggering events described below, and various affirmative covenants. The consolidated fixed coverage ratio is calculated as the ratio of (x) consolidated EBITDA (as defined in the ABL Facility) less capital expenditures to (y) the sum of consolidated interest expense (as defined in the ABL Facility), scheduled principal payments, income taxes and restricted payments made in cash or in permitted investments. For purposes of calculating the consolidated fixed charge coverage ratio, the calculation of consolidated EBITDA as defined in the ABL Facility is a trailing 12-month calculation that begins with the Company’s consolidated net income, with certain adjustments for interest, taxes, depreciation and amortization, net income

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

attributable to noncontrolling interests, stock compensation expense, restructuring costs, and the financial impact of other non-cash or non-recurring items recorded during any such 12-month period. The consolidated fixed charge coverage ratio is a required covenant only in periods where the total borrowings outstanding under the ABL Facility reduce the amount available in the facility to less than the greater of (i) $95 million or (ii) 10% of the calculated borrowing base. As a result, in the event the Company has less than $95 million available under the ABL Facility, the Company would need to comply with the consolidated fixed charge coverage ratio. At September 30, 2020, the Company is not subject to the consolidated fixed charge coverage ratio as such triggering event had not occurred during the last twelve months ended September 30, 2020.

The Company’s single remaining interest rate swap agreement terminated effective August 30, 2020. The Company received a variable rate of interest on this swap based on the three-month LIBOR in exchange for the payment of a fixed rate of interest. See Note 7 for additional information regarding this swap.

The Company paid interest of $279 million and $492 million on borrowings during the three months ended September 30, 2020 and 2019, respectively, and $765 million and $810 million on borrowings during the nine months ended September 30, 2020 and 2019, respectively.

7.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments has been estimated by the Company using available market information as of September 30, 2020 and December 31, 2019, and valuation methodologies considered appropriate. The estimates presented in the table below are not necessarily indicative of amounts the Company could realize in a current market exchange (in millions):

	September 30, 2020		December 31, 2019
	Carrying	Estimated Fair	Carrying	Estimated Fair
	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	$1,823	$1,823	$216	$216
Investments in equity securities	124	124	141	141
Available-for-sale debt securities	105	105	101	101
Trading securities	13	13	12	12
Liabilities:
5⅛% Senior Secured Notes due 2021	—	—	990	1,003
6⅞% Senior Notes due 2022	196	176	229	188
6¼% Senior Secured Notes due 2023	2,657	2,617	3,074	3,148
8⅝% Senior Secured Notes due 2024	1,025	1,028	1,023	1,099
6⅝% Senior Secured Notes due 2025	1,425	1,417	—	—
8% Senior Secured Notes due 2026	2,073	2,070	2,070	2,182
8% Senior Secured Notes due 2027	691	685	691	700
6⅞% Senior Notes due 2028	1,456	697	1,678	1,700
9⅞% Junior-Priority Secured Notes due 2023	1,757	1,402	1,754	1,539
8⅛% Junior-Priority Secured Notes due 2024	1,341	990	1,340	1,113
ABL Facility and other debt	17	17	285	285

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

Senior Notes, Senior Secured Notes and Junior-Priority Secured Notes.  Estimated fair value is based on the closing market price for these notes.

ABL Facility and other debt.  The carrying amount of the ABL Facility and all other debt approximates fair value due to the nature of these obligations.

As discussed in Note 6, the Company’s single remaining interest rate swap terminated effective August 30, 2020.

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

The following tabular disclosure provides the amount of pre-tax gain (loss) recognized as a component of OCI during the three and nine months ended September 30, 2020 and 2019 (in millions):

	Amount of Pre-Tax Gain (Loss) Recognized in OCI (Effective Portion)
Derivatives in Cash Flow Hedging	Three Months Ended September 30,		Nine Months Ended September 30,
Relationships	2020	2019	2020	2019
Interest rate swaps	$—	$—	$—	$(4)

The following tabular disclosure provides the location of the effective portion of the pre-tax loss (gain) reclassified from accumulated other comprehensive loss (“AOCL”) into interest expense on the condensed consolidated statements of income (loss) during the three and nine months ended September 30, 2020 and 2019 (in millions):

	Amount of Pre-Tax Loss (Gain) Reclassified
	from AOCL into Income (Effective Portion)
Location of Loss (Gain) Reclassified from	Three Months Ended September 30,		Nine Months Ended September 30,
AOCL into Income (Effective Portion)	2020	2019	2020	2019
Interest expense, net	$1	$—	$2	$(1)

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

In instances where the determination of the fair value hierarchy measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment of factors specific to the asset or liability. Transfers between levels within the fair value hierarchy are recognized by the Company on the date of the change in circumstances that requires such transfer. There were no transfers between levels during the nine-month periods ended September 30, 2020 or September 30, 2019.

The following table sets forth, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 (in millions):

	September 30, 2020	Level 1	Level 2	Level 3
Investments in equity securities	$124	$124	$—	$—
Available-for-sale debt securities	105	—	105	—
Trading securities	13	—	13	—
Total assets	$242	$124	$118	$—

	December 31, 2019	Level 1	Level 2	Level 3
Investments in equity securities	$141	$141	$—	$—
Available-for-sale debt securities	101	—	101	—
Trading securities	12	—	12	—
Total assets	$254	$141	$113	$—

Fair value of interest rate swap agreement	$2	$—	$2	$—
Total liabilities	$2	$—	$2	$—

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

9.  LEASES

The Company utilizes operating and finance leases for the use of certain hospitals, medical office buildings, and medical equipment. The Company has elected to account for COVID-19 related concessions as though the enforceable rights and obligations for those concessions are explicit within the underlying contract. During the three and nine months ended September 30, 2020, concessions of approximately $4 million and $6 million, respectively, were recognized as a reduction to variable rent expense.

The components of lease cost and rent expense for the three and nine months ended September 30, 2020 and 2019 are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Lease Cost	2020	2019	2020	2019
Operating lease cost:
Operating lease cost	$50	$49	$152	$143
Short-term rent expense	27	28	80	87
Variable lease cost	9	3	20	13
Sublease income	(1)	(1)	(4)	(3)
Total operating lease cost	$85	$79	$248	$240
Finance lease cost:
Amortization of right-of-use assets	$2	$3	$8	$9
Interest on finance lease liabilities	2	2	6	6
Total finance lease cost	$4	$5	$14	$15

Supplemental balance sheet information related to leases was as follows (in millions):

	Balance Sheet Classification	September 30, 2020	December 31, 2019
Operating Leases:
Operating Lease ROU Assets	Other assets, net	$633	$607

Finance Leases:
Finance Lease ROU Assets	Property and equipment
	Land and improvements	$8	$8
	Buildings and improvements	134	154
	Equipment and fixtures	9	11
	Property and equipment	151	173
	Less accumulated depreciation and amortization	(45)	(56)
	Property and equipment, net	$106	$117

Current finance lease liabilities	Current maturities of long-term debt	$5	$6
Long-term finance lease liabilities	Long-term debt	75	107

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Supplemental cash flow information related to leases for the nine months ended September 30, 2020 and 2019 are as follows (in millions):

	Nine Months Ended September 30,
Cash flow information	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (1)	$141	$127
Operating cash flows from finance leases	6	6
Financing cash flows from finance leases	5	7
Right-of-use assets obtained in exchange for new finance lease liabilities	22	2
Right-of-use assets obtained in exchange for new operating lease liabilities	119	86

(1)	Included in the change in other operating assets and liabilities in the condensed consolidated statement of cash flows.

10.  EMPLOYEE BENEFIT PLANS

The Company provides an unfunded Supplemental Executive Retirement Plan (“SERP”) for certain members of its executive management. The Company uses a December 31 measurement date for the benefit obligations and a January 1 measurement date for its net periodic costs for the SERP. Variances from actuarially assumed rates will result in increases or decreases in benefit obligations and net periodic cost in future periods. Benefits expense under the SERP was $2 million for both of the three-month periods ended September 30, 2020 and 2019, and $5 million for both of the nine-month periods ended September 30, 2020 and 2019. The accrued benefit liability for the SERP totaled $77 million and $72 million at September 30, 2020 and December 31, 2019, respectively, and is included in other long-term liabilities on the condensed consolidated balance sheets. The weighted-average assumptions used in determining net periodic cost for the nine months ended September 30, 2020 and September 30, 2019 were a discount rate of 3.1% and 4.2%, respectively, and an annual salary increase of 3.0%. The Company had equity investment securities in a rabbi trust generally designated to pay benefits of the SERP in the amounts of $87 million and $84 million at September 30, 2020 and December 31, 2019, respectively. These amounts are included in other assets, net on the condensed consolidated balance sheets.

11.  STOCKHOLDERS’ DEFICIT

Authorized capital shares of the Company include 400,000,000 shares of capital stock consisting of 300,000,000 shares of common stock and 100,000,000 shares of preferred stock. Each of the aforementioned classes of capital stock has a par value of $0.01 per share. Shares of preferred stock, none of which were outstanding as of September 30, 2020, may be issued in one or more series having such rights, preferences and other provisions as determined by the Board of Directors without approval by the holders of common stock.

The Company is a holding company which operates through its subsidiaries. The Company’s ABL Facility and the indentures governing each series of the Company’s outstanding notes contain various covenants under which the assets of the subsidiaries of the Company are subject to certain restrictions relating to, among other matters, dividends and distributions, as referenced in the paragraph below.

The ABL Facility and the indentures governing each series of the Company’s outstanding notes restrict the Company’s subsidiaries from, among other matters, paying dividends and making distributions to the Company, which thereby limits the Company’s ability to pay dividends and/or repurchase stock. As of September 30, 2020, under the most restrictive test in these agreements (and subject to certain exceptions), the Company has approximately $200 million of capacity to pay permitted dividends and/or repurchase shares of stock or make other restricted payments.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following schedule presents the reconciliation of the carrying amount of total equity, equity attributable to the Company, and equity attributable to the noncontrolling interests as of September 30, 2020, and during each of the three-month periods following December 31, 2019 (in millions):

		Community Health Systems, Inc. Stockholders
	Redeemable Noncontrolling Interest	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss (Income)	Accumulated Deficit (1)	Noncontrolling Interest	Total Stockholders’ Deficit (1)
Balance, December 31, 2019	$502	$1	$2,008	$(9)	$(4,218)	$77	$(2,141)
Comprehensive income	8	—	—	2	18	8	28
Distributions to noncontrolling interests	(22)	—	—	—	—	(8)	(8)
Purchase of subsidiary shares from noncontrolling interests	(1)	—	(1)	—	—	—	(1)
Other reclassifications of noncontrolling interests	8	—	—	—	—	(8)	(8)
Adjustment to redemption value of redeemable noncontrolling interests	7	—	(7)	—	—	—	(7)
Cancellation of restricted stock for tax withholdings on vested shares	—	—	(1)	—	—	—	(1)
Share-based compensation	—	—	2	—	—	—	2
Balance, March 31, 2020	502	1	2,001	(7)	(4,200)	69	(2,136)
Comprehensive income	7	—	—	2	69	16	87
Distributions to noncontrolling interests	(17)	—	—	—	—	(10)	(10)
Purchase of subsidiary shares from noncontrolling interests	(1)	—	1	—	—	—	1
Other reclassifications of noncontrolling interests	1	—	—	—	—	—	—
Adjustment to redemption value of redeemable noncontrolling interests	(3)	—	3	—	—	—	3
Share-based compensation	—	—	3	—	—	—	3
Balance, June 30, 2020	489	1	2,008	(5)	(4,131)	75	(2,052)
Comprehensive income (loss)	23	—	—	—	112	(8)	104
Distributions to noncontrolling interests	(20)	—	—	—	—	(7)	(7)
Purchase of subsidiary shares from noncontrolling interests	(2)	—	—	—	—	—	—
Disposition of less-than-wholly owned hospital	(15)	—	—	—	—	—	—
Adjustment to redemption value of redeemable noncontrolling interests	6	—	(6)	—	—	—	(6)
Share-based compensation	—	—	3	—	—	—	3
Balance, September 30, 2020	$481	$1	$2,005	$(5)	$(4,018)	$60	$(1,957)

(1) Totals may not add due to rounding.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following schedule presents the reconciliation of the carrying amount of total equity, equity attributable to the Company, and equity attributable to the noncontrolling interests as of September 30, 2019, and during each of the three-month periods following December 31, 2018 (in millions):

		Community Health Systems, Inc. Stockholders
	Redeemable Noncontrolling Interest	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Stockholders’ Deficit
Balance, December 31, 2018	$504	$1	$2,017	$(10)	$(3,543)	$72	$(1,463)
Comprehensive income (loss)	9	—	—	—	(118)	8	(110)
Contributions from noncontrolling interests	1	—	—	—	—	—	—
Distributions to noncontrolling interests	(19)	—	—	—	—	(8)	(8)
Purchase of subsidiary shares from noncontrolling interests	(1)	—	—	—	—	—	—
Other reclassifications of noncontrolling interests	(1)	—	—	—	—	1	1
Adjustment to redemption value of redeemable noncontrolling interests	12	—	(12)	—	—	—	(12)
Cancellation of restricted stock for tax withholdings on vested shares	—	—	(1)	—	—	—	(1)
Share-based compensation	—	—	3	—	—	—	3
Balance, March 31, 2019	505	1	2,007	(10)	(3,661)	73	(1,590)
Comprehensive income (loss)	14	—	—	2	(167)	8	(157)
Contributions from noncontrolling interests	1	—	—	—	—	—	—
Distributions to noncontrolling interests	(22)	—	—	—	—	(8)	(8)
Purchase of subsidiary shares from noncontrolling interests	—	—	(1)	—	—	—	(1)
Other reclassifications of noncontrolling interests	(1)	—	(1)	—	—	1	—
Adjustment to redemption value of redeemable noncontrolling interests	6	—	(6)	—	—	—	(6)
Share-based compensation	—	—	3	—	—	—	3
Balance, June 30, 2019	503	1	2,002	(8)	(3,828)	74	(1,759)
Comprehensive income (loss)	11	—	—	—	(17)	8	(9)
Contributions from noncontrolling interests	1	—	—	—	—	7	7
Distributions to noncontrolling interests	(14)	—	—	—	—	(7)	(7)
Purchase of subsidiary shares from noncontrolling interests	(6)	—	2	—	—	1	3
Other reclassifications of noncontrolling interests	—	—	1	—	—	—	1
Adjustment to redemption value of redeemable noncontrolling interests	3	—	(3)	—	—	—	(3)
Share-based compensation	—	—	2	—	—	—	2
Balance, September 30, 2019	$498	$1	$2,004	$(8)	$(3,845)	$83	$(1,765)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following schedule discloses the effects of changes in the Company’s ownership interest in its less-than-wholly-owned subsidiaries on Community Health Systems, Inc. stockholders’ deficit (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income (loss) attributable to Community Health Systems, Inc. stockholders	$112	$(17)	$200	$(302)
Transfers to the noncontrolling interests:
Net increase in Community Health Systems, Inc. paid-in-capital for purchase of subsidiary partnership interests	—	2	—	1
Net transfers to the noncontrolling interests	—	2	—	1
Change to Community Health Systems, Inc. stockholders' deficit from net income (loss) attributable to Community Health Systems, Inc. stockholders and transfers to noncontrolling interests	$112	$(15)	$200	$(301)

12.  EARNINGS PER SHARE

The following table sets forth the components of the denominator for the computation of basic and diluted earnings per share for net income (loss) attributable to Community Health Systems, Inc. common stockholders:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Weighted-average number of shares outstanding — basic	115,015,460	113,891,721	114,764,050	113,672,798
Effect of dilutive securities:
Restricted stock awards	500,857	—	205,600	—
Employee stock options	2,193	—	890	—
Other equity-based awards	122,342	—	41,662	—
Weighted-average number of shares outstanding — diluted	115,640,852	113,891,721	115,012,202	113,672,798

The Company generated a loss attributable to Community Health Systems, Inc. common stockholders for the three and nine months ended September 30, 2019, so the effect of dilutive securities is not considered because their effect would be antidilutive. If the Company had generated income during the three and nine months ended September 30, 2019, the effect of restricted stock awards, employee stock options, and other equity-based awards on the diluted shares calculation would have been an increase in shares of 69,042 and 52,925, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Dilutive securities outstanding not included in the computation of earnings per share because their effect is antidilutive:
Employee stock options and restricted stock awards	1,846,026	3,916,277	3,673,618	3,911,242

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

Probable Contingencies

The table below presents a reconciliation of the beginning and ending liability balances (in millions) during the nine months ended September 30, 2020, with respect to the Company’s determination of the contingencies of the Company in respect of which an accrual has been recorded. The liability as of September 30, 2020 is comprised of individually insignificant amounts for various matters.

Summary of Recorded Amounts

Probable
Contingencies
Balance as of December 31, 2019	$68
Expense	11
Reserve for insured claim	10
Cash payments	(63)
Balance as of September 30, 2020	$26

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

In the aggregate, attorneys’ fees and other costs incurred but not included in the table above related to probable contingencies and Contingent Value Right-related contingencies totaled $2 million and $7 million for the three months ended September 30, 2020 and 2019, respectively, and $3 million and $11 million for the nine months ended September 30, 2020 and 2019, respectively, and are included in other operating expenses in the accompanying condensed consolidated statements of income (loss).

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

CARES Act and PPPHCE Act Funds:

In comparison to the September 19, 2020 Notice on which the Company’s estimate of pandemic relief funds as of September 30, 2020 is based, the October 22, 2020 Notice discussed in Note 1 includes two primary changes: (1) the definition of lost revenue is changed to refer to the negative year-over-year difference in 2019 and 2020 actual revenue from patient care related sources as opposed to the negative year-over-year change in net patient care operating income, and (2) the definition of reporting entities is broadened to include the parent of one or more subsidiary tax identification numbers that received general distribution payments, entities having providers associated with it that provide diagnoses, testing or treatment for cases of COVID-19, or entities that can otherwise attest to the terms and conditions. While now codified in the October 22, 2020 Notice, guidance permitting parent companies to allocate general fund distributions to subsidiaries was previously set forth in FAQs published by HHS and as such, the Company’s estimate of pandemic relief funds as of September 30, 2020 includes the allocation of certain general funds among subsidiaries. Regarding the amended definition of lost revenues, such change serves to increase amounts eligible to be recognized as a reduction to operating costs and expenses, as compared to the September 19, 2020 Notice. The Company’s evaluation of the October 22, 2020 Notice is ongoing and the amount by which the approximately $271 million of PHSSEF and other unrecognized relief payments as of September 30, 2020 may be recognized as a result of the October 22, 2020 Notice is not yet known. U.S. GAAP does not permit amounts recognized as of September 30, 2020 to be updated on the basis of new information in the October 22, 2020 Notice.

Divestitures and hospital closures:

On October 1, 2020, one or more affiliates of the Company sold substantially all of the assets of Bayfront Health St. Petersburg (480 licensed beds) in St. Petersburg, Florida to affiliates of Orlando Health, Inc., pursuant to the terms of a definitive agreement which was entered into on June 25, 2020, as referenced above. The net proceeds from this sale were received at a preliminary closing on September 30, 2020.

On October 8, 2020, one or more subsidiaries of the Company entered into a definitive agreement for the sale of the Company’s ownership interest in Berwick Hospital Center (90 licensed beds) in Berwick, Pennsylvania to affiliates of Sant Partners, LLC.

On October 24, 2020, one or more affiliates of the Company sold substantially all of the assets of San Angelo Community Medical Center (171 licensed beds) in San Angelo, Texas, to subsidiaries of Shannon Health System pursuant to the terms of a definitive agreement which was entered into on April 20, 2020, as referenced above.

On October 27, 2020, one or more affiliates of the Company sold substantially all of the assets of each of Abilene Regional Medical Center (231 licensed beds) in Abilene, Texas, and Brownwood Regional Medical Center (188 licensed beds) in Brownwood, Texas, to subsidiaries of Hendrick Health System pursuant to the terms of a definitive agreement which was entered into on April 27, 2020, as referenced above.

Other events:

On October 12, 2020, one or more subsidiaries of the Company entered into a definitive agreement for the sale of 50% ownership interest in Merit Health Biloxi (153 licensed beds) and its associated healthcare businesses in Biloxi, Mississippi to Memorial Properties, Inc., an affiliate of Memorial Hospital of Gulfport. This transaction is expected to be completed in the fourth quarter of 2020. Merit Health Biloxi and its associated healthcare businesses will remain consolidated entities of the Company.

Pursuant to a hospital purchase agreement from the March 1, 2016 acquisition of La Porte Hospital, the Company committed to build a replacement facility in La Porte, Indiana. The completion of the replacement facility and transfer of operations was completed on October 24, 2020 and La Porte Hospital was renamed to Northwest Health – La Porte. Construction costs, including equipment costs, totaled approximately $119 million as of September 30, 2020.

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

From time to time, subsidiaries of the Company sell and/or repurchase noncontrolling interests in consolidated subsidiaries, which may change subsidiaries between guarantors and non-guarantors. Amounts for prior periods have been revised to reflect the status of guarantors and non-guarantors as of September 30, 2020.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Summarized statements of income (loss) (in millions):

Nine Months Ended
September 30, 2020
Net operating revenues	$5,746
Income from operations	753
Net income	220
Net income attributable to Community Health Systems, Inc. Stockholders	220

Summarized balance sheets (in millions):

	September 30, 2020	December 31, 2019
Current assets	$3,931	$2,464
Noncurrent assets (a)	14,443	14,596
Current liabilities	2,553	1,472
Noncurrent liabilities (b)	14,353	15,800

(a)	Includes amounts due from non-guarantor subsidiaries of $6.3 billion and $6.5 billion as of September 30, 2020 and December 31, 2019, respectively.
(b)	Includes amounts due to non-guarantor subsidiaries of $0.4 billion and $1.4 billion as of September 30, 2020 and December 31, 2019, respectively.

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

Executive Overview

We are one of the largest publicly traded hospital companies in the United States and a leading operator of general acute care hospitals and outpatient facilities in communities across the country. We provide healthcare services through the hospitals that we own and operate and affiliated businesses in non-urban and selected urban markets throughout the United States. We generate revenues by providing a broad range of general and specialized hospital healthcare services and outpatient services to patients in the communities in which we are located. As of September 30, 2020, we owned or leased 93 hospitals, comprised of 91 general acute care hospitals and two stand-alone rehabilitation or psychiatric hospitals. For the hospitals that we own and operate, we are paid for our services by governmental agencies, private insurers and directly by the patients we serve.

We have been implementing a portfolio rationalization and deleveraging strategy by divesting hospitals and non-hospital businesses that are attractive to strategic and other buyers. As discussed further below, we currently expect planned divestitures pursuant to this strategy to conclude during the fourth quarter of 2020.

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

Beginning in March 2020, we experienced a substantial reduction in the number of elective surgeries, physician office visits and emergency room volumes at our hospitals and other healthcare facilities due to restrictions on elective procedures, quarantines, stay-at-home and shelter-in-place orders, the promotion of social distancing, as well as general concerns related to the risk of contracting COVID-19 from interacting with the healthcare system. Some restrictive measures remain in place and, as of the time of this filing, some states and local governments are continuing to impose restrictions due to elevated rates of COVID-19 cases, including in select markets that we serve, which may continue to adversely impact our operating results. In this regard, while volumes for the current year have not returned to pre-pandemic levels, they have improved from their lows in March and April 2020.

Our hospitals, medical clinics, medical personnel, and employees have been actively caring for COVID-19 patients. Although we have been implementing considerable safety measures, treatment of COVID-19 patients has associated risks, which may include the manner in which medical personnel perceive and respond to such risks. While our hospitals have not generally experienced major capacity constraints to date arising from the treatment of COVID-19 patients, there are hospitals in the United States that are located in centers of the COVID-19 outbreak and have been overwhelmed in caring for COVID-19 patients, which has prevented such hospitals from treating all patients who seek care. Our hospitals could be subject to such conditions in the future if a major COVID-19 outbreak occurs in a geographic region where any of our hospitals are located. In addition, some states have been limiting hospital volume by requiring a minimum percentage of vacant beds in case of a surge in COVID-19 patients.

We have incurred, and may continue to incur, certain increased expenses arising from the COVID-19 pandemic, including additional labor, supply chain, capital and other expenditures.

Broad economic factors resulting from the COVID-19 pandemic, including high unemployment and underemployment levels and reduced consumer spending and confidence, may also affect our service mix, revenue mix, payor mix and patient volumes, as well as our ability to collect outstanding receivables. Business closures and layoffs in the geographic areas in which we operate has led to increases in the uninsured and underinsured populations, which may continue to adversely affect demand for our services, as well as the ability of patients and other payors to pay for services rendered. We have observed deterioration in the collectability of patient accounts receivable which, if sustained, may continue to adversely affect our financial results and require an increased level of working capital.

Developments related to COVID-19 have materially affected our financial performance during 2020. Additionally, while we are not able to fully quantify the impact that the COVID-19 pandemic will have on our financial results during the remainder of 2020 and in future periods, we expect developments related to COVID-19 to materially affect our financial performance during the remainder of 2020, and, potentially, in future periods. Moreover, the COVID-19 pandemic may otherwise have material adverse effects on our results of operations, financial position, and/or our cash flows, particularly if negative economic and/or public health conditions in the United States continue to deteriorate or persist for a significant period of time. The ultimate impact of the pandemic on our financial results will depend on, among other factors, the duration and severity of the pandemic as well as negative economic conditions arising from the pandemic, the volume of canceled or rescheduled procedures at our facilities, the volume of COVID-19 patients cared for across our health systems, the timing and availability of effective medical treatments and vaccines, and the impact of government actions and administrative regulations on the hospital industry and broader economy, including through existing and any future stimulus efforts. Furthermore, the pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, which could reduce our ability to access capital and negatively affect our liquidity in the future. As discussed below under “Legislative Overview”, we have received, and may continue to receive, payments and advances under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, and the Paycheck Protection Program and Health Care Enhancement Act, or PPPHCE Act, which have been beneficial in partially mitigating impact of the COVID-19 pandemic on our results of operations and financial position to date. Additionally, the federal government may consider additional stimulus and relief efforts, but we are unable to predict whether any additional stimulus measures will be enacted or their impact, if any. We are unable to assess the extent to which anticipated negative impacts on us arising from the COVID-19 pandemic will ultimately be offset by amounts received, and benefits which we may in the future receive, under the CARES Act, the PPPHCE Act, or any future stimulus measures.

Completed Divestiture and Acquisition Activity

During the nine months ended September 30, 2020, we completed the divestiture of eight hospitals, including three which closed effective January 1, 2020 (for these hospitals, we received the net proceeds at a preliminary closing on December 31, 2019). These eight hospitals represented annual net operating revenues in 2019 of approximately $513 million and, including the net proceeds for the three hospitals that preliminarily closed on December 31, 2019, we received total net proceeds of approximately $393 million in connection with the disposition of these hospitals. In addition, we completed the divestiture of one additional hospital on October 1, 2020 for which we received net proceeds of approximately $184 million at a preliminary closing held on September 30, 2020.

During 2019, we completed the divestiture of 12 hospitals, including two which closed effective January 1, 2019 (for these hospitals, we received the net proceeds at a preliminary closing on December 31, 2018), but not including the three hospitals noted above which closed on January 1, 2020. These 12 hospitals represented annual net operating revenues in 2018 of approximately $1.1 billion and, excluding the net proceeds for the two hospitals that preliminarily closed on December 31, 2018, we received total net proceeds of approximately $335 million in connection with the disposition of these hospitals.

The following table provides a summary of hospitals that we divested during the nine months ended September 30, 2020 and the year ended December 31, 2019:

Hospital	Buyer	City, State	Licensed Beds	Effective Date
2020 Divestitures:

Hill Regional Hospital	AHRK Holdings, LLC	Hillsboro, TX	25	August 1, 2020
St. Cloud Regional Medical Center	Orlando Health, Inc.	St. Cloud, FL	84	July 1, 2020
Northern Louisiana Medical Center	Allegiance Health Management, Inc.	Ruston, LA	130	July 1, 2020
Shands Live Oak Regional Medical Center	HCA Healthcare, Inc., or HCA,	Live Oak, FL	25	May 1, 2020
Shands Starke Regional Medical Center	HCA	Starke, FL	49	May 1, 2020
Southside Regional Medical Center	Bon Secours Mercy Health System	Petersburg, VA	300	January 1, 2020
Southampton Memorial Hospital	Bon Secours Mercy Health System	Franklin, VA	105	January 1, 2020
Southern Virginia Regional Medical Center	Bon Secours Mercy Health System	Emporia, VA	80	January 1, 2020

2019 Divestitures:

Bluefield Regional Medical Center	Princeton Community Hospital Association	Bluefield, WV	92	October 1, 2019
Lake Wales Medical Center	Adventist Health System	Lake Wales, FL	160	September 1, 2019
Heart of Florida Regional Medical Center	Adventist Health System	Davenport, FL	193	September 1, 2019
College Station Medical Center	St. Joseph Regional Health Center	College Station, TX	167	August 1, 2019
Tennova Healthcare - Lebanon	Vanderbilt University Medical Center	Lebanon, TN	245	August 1, 2019
Chester Regional Medical Center	Medical University Hospital Authority	Chester, SC	82	March 1, 2019
Carolinas Hospital System - Florence	Medical University Hospital Authority	Florence, SC	396	March 1, 2019
Springs Memorial Hospital	Medical University Hospital Authority	Lancaster, SC	225	March 1, 2019
Carolinas Hospital System - Marion	Medical University Hospital Authority	Mullins, SC	124	March 1, 2019
Memorial Hospital of Salem County	Community Healthcare Associates, LLC	Salem, NJ	126	January 31, 2019
Mary Black Health System - Spartanburg	Spartanburg Regional Healthcare System	Spartanburg, SC	207	January 1, 2019
Mary Black Health System - Gaffney	Spartanburg Regional Healthcare System	Gaffney, SC	125	January 1, 2019

In addition, we have completed the following dispositions on or after October 1, 2020:

On October 1, 2020, we sold substantially all of the assets of Bayfront Health St. Petersburg (480 licensed beds) in St. Petersburg, Florida to affiliates of Orlando Health, Inc., pursuant to the terms of a definitive agreement which was entered into on June 25, 2020, as referenced above. The net proceeds from this sale were received at a preliminary closing on September 30, 2020.

On October 24, 2020, we sold substantially all of the assets of San Angelo Community Medical Center (171 licensed beds) in San Angelo, Texas, to subsidiaries of Shannon Health System pursuant to the terms of a definitive agreement which was entered into on April 20, 2020.

On October 27, 2020, we sold substantially all of the assets of each of Abilene Regional Medical Center (231 licensed beds) in Abilene, Texas, and Brownwood Regional Medical Center (188 licensed beds) in Brownwood, Texas, to subsidiaries of Hendrick Health System pursuant to the terms of a definitive agreement which was entered into on April 27, 2020.

Together, proceeds of approximately $265 million were received in October 2020 for the facilities sold on October 24 and October 27, 2020.

In addition to the divestiture of the hospitals in 2019 and 2020 noted above, we have entered into definitive agreements to sell a total of four hospitals. The following sets forth the definitive agreements to sell hospitals that we have entered into since July 1, 2020:

•

On September 8, 2020, we entered into a definitive agreement for the sale of substantially all of the assets of Lea Regional Medical Center (68 licensed beds) in Hobbs, New Mexico, to affiliates of Covenant Health System.

•

On September 30, 2020, we entered into a definitive agreement for the sale of substantially all of the assets of each of Tennova Healthcare - Tullahoma (135 licensed beds) in Tullahoma, Tennessee, and Tennova Healthcare – Shelbyville (60 licensed beds) in Shelbyville, Tennessee, to Vanderbilt University Medical Center.

•

On October 8, 2020, we entered into a definitive agreement for the sale of the Company’s ownership interest in Berwick Hospital Center (90 licensed beds) in Berwick, Pennsylvania, to affiliates of Sant Partners, LLC.

On October 12, 2020, we entered into a definitive agreement for the sale of 50% ownership interest in Merit Health Biloxi (153 licensed beds) and its associated healthcare businesses in Biloxi, Mississippi to Memorial Properties, Inc., an affiliate of Memorial Hospital of Gulfport. This transaction is expected to be completed in the fourth quarter of 2020. Merit Health Biloxi and its associated healthcare businesses will remain consolidated entities of the Company.

There can be no assurance that these potential divestitures subject to definitive agreements will be completed, or if they are completed, the ultimate timing of the completion of these divestitures. We continue to receive interest from potential acquirers for certain of our hospitals, and may, from time to time, consider selling additional hospitals if we consider any such disposition to be in our best interests.

We expect to use proceeds from divestitures for general corporate purposes and capital expenditures.

During the nine months ended September 30, 2020, we paid approximately $1 million to acquire the operating assets and related businesses of certain physician practices, clinics and other ancillary businesses that operate within the communities served by our hospitals. We allocated the purchase price to property and equipment, working capital and goodwill.

Effective September 30, 2020 we finalized an agreement to terminate the lease and cease operations of Shands Lake Shore Regional Medical Center (99 licensed beds) in Lake City, Florida, including transferring leased assets back to the landlord, the Lake Shore Hospital Authority. We recorded an impairment charge of approximately $3 million during the three months ended September 30, 2020 in conjunction with exiting the lease to operate this hospital.

Overview of Operating Results

Our net operating revenues for the three months ended September 30, 2020 decreased $120 million to approximately $3.1 billion compared to approximately $3.2 billion for the three months ended September 30, 2019, primarily as a result of hospitals divested during 2019 and 2020, and developments related to COVID-19 as highlighted above. On a same-store basis, net operating revenues for the three months ended September 30, 2020 increased $87 million.

We had net income of $128 million during the three months ended September 30, 2020, compared to $2 million for the three months ended September 30, 2019. Net income for the three months ended September 30, 2020 included the following:

•

an after-tax charge of $1 million for the impairment of goodwill and long-lived assets of hospitals sold or held for sale based on their estimated fair values, net of gains recognized upon the sale of certain facilities,

•	an after-tax charge of $8 million for employee termination benefits and other restructuring costs, and
•	an after-tax benefit of $100 million for gain on early extinguishment of debt.

Net income for the three months ended September 30, 2019 included the following:

•	an after-tax charge of $21 million for government and other legal settlements, net of related legal expenses,
•	an after-tax charge of less than $1 million for employee termination benefits and other restructuring costs,
•	after-tax income of $1 million from a reduction of the valuation allowance on the outstanding balance of a promissory note from the buyer of a hospital,
•	an after-tax charge of $1 million for loss from early extinguishment of debt,
•

an after-tax charge of $19 million for a change in estimate for professional liability claims accrual, which charge resulted from a further revision to the estimate for professional liability claims accrual related to claims incurred in 2016 and prior years recognized during the three months ended June 30, 2019,

•

an after-tax charge of $2 million for the impairment of goodwill and long-lived assets of hospitals sold or held for sale based on their estimated fair values, net of gains recognized upon the sale of certain facilities,

•

an after-tax charge of $6 million for legal expenses related to the settlement of certain Health Management Associates, Inc., or HMA, legal proceedings entered into with the U.S. Department of Justice during the three months ended September 30, 2018, or the HMA Legal Matters, and

•

discrete tax benefits of (i) $48 million for a reduction in the valuation allowance recognized on IRC Section 163(j) interest carryforward and (ii) $15 million for tax credits claimed in lieu of deductions for the HMA Legal Matters.

Consolidated inpatient admissions for the three months ended September 30, 2020, decreased 13.0%, compared to the three months ended September 30, 2019. Consolidated adjusted admissions for the three months ended September 30, 2020, decreased 18.0%, compared to the three months ended September 30, 2019. Same-store inpatient admissions for the three months ended September 30, 2020, decreased 6.2%, compared to the three months ended September 30, 2019, and same-store adjusted admissions for the three months ended September 30, 2020, decreased 11.5%, compared to the three months ended September 30, 2019. These same-store decreases primarily resulted from the impact of the COVID-19 pandemic.

Our net operating revenues for the nine months ended September 30, 2020 decreased $1.3 billion to approximately $8.7 billion compared to approximately $9.9 billion for the nine months ended September 30, 2019, primarily as a result of developments related to COVID-19 as highlighted above, and hospitals divested during 2019 and 2020. On a same-store basis, net operating revenues for the nine months ended September 30, 2020 decreased $579 million, also primarily as a result of the COVID-19 pandemic.

We had net income of $254 million during the nine months ended September 30, 2020, compared to a net loss of $244 million for the nine months ended September 30, 2019. Net income for the nine months ended September 30, 2020 included the following:

•	an after-tax charge of $3 million for government and other legal settlements and related costs,
•	an after-tax benefit of $97 million for gain on early extinguishment of debt,
•

an after-tax charge of $58 million for the impairment of goodwill and long-lived assets of hospitals sold or held for sale based on their estimated fair values, net of gains recognized upon the sale of certain facilities,

•	an after-tax charge of $12 million for employee termination benefits and other restructuring costs,
•	an after-tax charge of $1 million for legal expenses related to the settlement of the HMA Legal Matters, and

•

income of approximately $240 million due to discrete tax benefits related to the release of federal and state valuation allowances on IRC Section 163(j) interest carryforwards as a result of an increase to the deductible interest expense allowed for 2019 and 2020 under the CARES Act that was enacted during the nine months ended September 30, 2020.

Net loss for the nine months ended September 30, 2019 included the following:

•	an after-tax charge of $28 million for government and other legal settlements, net of related legal expenses,
•

an after-tax charge of $68 million for the impairment of goodwill and long-lived assets of hospitals sold or held for sale based on their estimated fair values, net of gains recognized upon the sale of certain facilities,

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

•	an after-tax charge of $72 million for a change in estimate for professional liability claims accrual related to claims incurred in 2016 and prior years,
•	an after-tax charge of $25 million for loss from early extinguishment of debt,
•	an after-tax charge of $8 million for legal expenses related to the settlement of the HMA Legal Matters, and
•

discrete tax benefits of (i) $48 million for a reduction in the valuation allowance recognized on IRC Section 163(j) interest carryforwards and (ii) $15 million for tax credits claimed in lieu of deductions for the HMA Legal Matters.

Consolidated inpatient admissions for the nine months ended September 30, 2020, decreased 16.6%, compared to the nine months ended September 30, 2019. Consolidated adjusted admissions for the nine months ended September 30, 2020, decreased 20.0%, compared to the nine months ended September 30, 2019. Same-store inpatient admissions for the nine months ended September 30, 2020, decreased 9.8%, compared to the nine months ended September 30, 2019, and same-store adjusted admissions for the nine months ended September 30, 2020, decreased 13.5%, compared to the nine months ended September 30, 2019. These same-store decreases primarily resulted from the impact of the COVID-19 pandemic.

Self-pay revenues represented approximately 0.5% and 0.8% of net operating revenues for the three months ended September 30, 2020 and 2019, respectively, and (0.1)% and 1.0% for the nine months ended September 30, 2020 and 2019, respectively. The amount of foregone revenue related to providing charity care services as a percentage of net operating revenues was approximately 9.1% and 3.9% for the three months ended September 30, 2020 and 2019, respectively, and 8.7% and 4.1% for the nine months ended September 30, 2020 and 2019, respectively. Direct and indirect costs incurred in providing charity care services as a percentage of net operating revenues was approximately 1.1% and 0.5% for the three months ended September 30, 2020 and 2019, respectively, and 1.0% and 0.5% for the nine months ended September 30, 2020 and 2019, respectively.

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

However, the future of the Affordable Care Act is uncertain. Since the 2016 presidential election, significant changes have been made to the Affordable Care Act, its implementation, and its interpretation, and the current presidential administration and certain members of Congress have stated their intent to repeal or make additional significant changes to the law. For example, final rules issued in 2018 expand availability of association health plans and allow the sale of short-term, limited-duration health plans, neither of which are required to cover all of the essential health benefits mandated by the Affordable Care Act. Additionally, effective January 1, 2019, the financial penalty associated with the individual mandate was eliminated as part of the 2017 tax reform legislation. In December 2018, as a result of this change, a federal judge in Texas found the individual mandate unconstitutional and determined the rest of the Affordable Care Act was therefore invalid. In December 2019, the Fifth Circuit Court of Appeals upheld this decision with respect to the individual mandate, but remanded for further consideration of how this affects the rest of the law. Pending the appeals process, the law remains in effect. The elimination of the individual mandate penalty and other changes may impact the number of individuals that elect to obtain public or private health insurance or the scope of such coverage, if purchased.

Of critical importance to us will be the potential impact of any changes specific to the Medicaid program, including the funding and expansion provisions of the Affordable Care Act or any subsequent legislation or agency initiatives. Historically, the states with the greatest reductions in the number of uninsured adult residents have expanded Medicaid. A number of states have opted out of the Medicaid coverage expansion provisions, but could ultimately decide to expand their programs at a later date. Of the 16 states in which we operated hospitals as of September 30, 2020, nine states have taken action to expand their Medicaid programs. At this time, the other seven states have not, including Florida, Alabama, Tennessee and Texas, where we operated a significant number of hospitals as of September 30, 2020. Some states use, or have applied to use, waivers granted by CMS to implement expansion, impose different eligibility or enrollment restrictions, or otherwise implement programs that vary from federal standards. CMS administrators have indicated that they are increasing state flexibility in the administration of Medicaid programs. For example, CMS has granted a limited number of state applications for waivers that allow a state to condition Medicaid enrollment on work or other community engagement. Several states have similar applications pending.

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

In recent years, a number of laws, including the Affordable Care Act and Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, have promoted shifting from traditional fee-for-service reimbursement models to alternative payment models that tie reimbursement to quality and cost of care. CMS currently administers various accountable care organizations and bundled payment demonstration projects and has indicated that it will continue to pursue similar initiatives. However, the COVID-19 pandemic may impact provider performance and data reporting under these initiatives. CMS has temporarily modified requirements of certain programs by, for example, extending reporting deadlines.

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

One of the primary sources of relief for healthcare providers is the CARES Act, an economic stimulus package signed into law on March 27, 2020. The PPPHCE Act, an expansion of the CARES Act that includes additional emergency appropriations, was signed into law on April 24, 2020. Together, the CARES Act and the PPPHCE Act include $175 billion in funding to be distributed through the PHSSEF to eligible providers, including public entities and Medicare- and/or Medicaid-enrolled providers. PHSSEF payments are intended to compensate healthcare providers for lost revenues and incremental expenses incurred in response to the COVID-19 pandemic and are not required to be repaid, provided that recipients attest to and comply with certain terms and conditions, including limitations on balance billing, not using PHSSEF funds to reimburse expenses or losses that other sources have been or are obligated to reimburse and audit and reporting requirements. In addition, the CARES Act expanded the Medicare Accelerated and Advance Payment Program to increase cash flow to providers impacted by the COVID-19 pandemic. Inpatient acute care hospitals may request accelerated payment of up to 100% of their Medicare payment amount for a six-month period. The Medicare Accelerated and Advanced Payment Program payments are advances that providers must repay. As of September 30, 2020, the program required CMS to begin recouping payments 120 days after receipt by the provider although no payments were recouped during the three or nine months ended September 30, 2020. Effective October 1, 2020, the program was amended such that providers are required to repay accelerated payments beginning one year after the payment was issued. After such one-year period, Medicare payments owed to providers will be recouped according to the repayment terms. The repayment terms specify that for the first 11 months after repayment begins, repayment will occur through an automatic recoupment of 25% of Medicare payments otherwise owed to the provider. At the end of the eleven-month period, recoupment will increase to 50% for six months. At the end of the six months (29 months from the receipt of the initial accelerated payment), Medicare will issue a letter for full repayment of any remaining balance, as applicable. In such event, if payment is not received within 30 days, interest will accrue at the annual percentage rate of four percent (4%) from the date the letter was issued, and will be assessed for each full 30-day period that the balance remains unpaid. Effective October 8, 2020, CMS is no longer accepting new applications from Medicare Part A providers, such as hospitals, for accelerated payments and it has suspended the advance payment program for physicians and other Medicare Part B health care providers. The CARES Act also includes other provisions offering financial relief, for example suspending the Medicare sequestration payment adjustment from May 1, 2020 through December 31, 2020, which would have otherwise reduced payments to Medicare providers by 2% (although it extends sequestration through 2030), delaying scheduled reductions to Medicaid DSH payments, providing a 20% add-on to the inpatient PPS DRG rate for COVID-19 patients for the duration of the public health emergency, and permitting the deferral of payment of the employer portion of social security taxes between March 27, 2020 and December 31, 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022.

During the three and nine months ended September 30, 2020, we received approximately $155 million and $719 million, respectively, in payments through the PHSSEF and various state and local programs, net of amounts that have been or will be repaid to HHS related to entities that are held-for-sale or that were previously divested. Approximately $448 million of the PHSSEF payments were recognized as a reduction in operating costs and expenses during the six months ended June 30, 2020, based on the terms and conditions of such payments as set forth by HHS at such time. Subsequently, on September 19, 2020, HHS issued a Post-Payment Notice of Reporting Requirements, or the September 19, 2020 Notice, which, among various changes, substantially altered the definition of lost revenues eligible to be claimed in a manner less favorable to recipients of PHSSEF funds. During the three months ended September 30, 2020, our estimate of the amount of payments received through the PHSSEF or state and local programs for which we are reasonably assured of meeting the underlying terms and conditions was updated based on, among other things, the September 19, 2020 Notice, our results of operations during such period and the receipt of additional payments during such period. Taking into account these countervailing factors, we believe that the amount previously recognized of approximately $448 million remains an appropriate estimate as of September 30, 2020. However, if the facts and circumstances that serve as the basis of our estimate as of September 30, 2020 had been applied to the estimate as of June 30, 2020, taking into account the September 19, 2020 Notice, we estimate that the pandemic relief funds recognized as a reduction to operating costs and expenses would have been reduced by approximately $66 million as of June 30, 2020. PHSSEF and state and local program payments recognized to-date did not impact net operating revenues, and had a positive impact on net income attributable to Community Health Systems, Inc. common stockholders during the nine months ended September 30, 2020, in the amount of $337 million. Amounts received through the PHSSEF or state and local programs that have not yet been recognized as a reduction in operating costs and expenses or otherwise have not been refunded to HHS as of September 30, 2020 are included within accrued liabilities-other in the condensed consolidated balance sheet, and such unrecognized amounts may be recognized as a reduction in operating costs and expenses in future periods if the underlying conditions for recognition are met.

Subsequent to September 30, 2020, on October 22, 2020, HHS issued an updated Post-Payment Notice of Reporting Requirements and a Reporting Requirements Policy Update, together, the October 22, 2020 Notice, which, among other changes, amends the definition of lost revenues as set forth in the September 19, 2020 Notice in a manner more favorable to recipients of PHSSEF funds. Our evaluation of the October 22, 2020 Notice is ongoing and the amount by which the approximate $271 million of PHSSEF and other unrecognized relief payments as of September 30, 2020 may be recognized as a result of the October 22, 2020 Notice is not yet known.

As evidenced by the October 22, 2020 Notice, HHS’ interpretation of the underlying terms and conditions of such PHSSEF payments, including auditing and reporting requirements, continues to evolve. Additional guidance or new and amended interpretations of existing guidance on the terms and conditions of such PHSSEF payments may result in changes in our estimate of amounts for which the terms and conditions are reasonably assured of being met, and any such changes may be material. Additionally, any such changes may result in our inability to recognize additional PHSSEF payments or may result in the derecognition of amounts previously recognized, which (in any such case) may be material. In addition, to the extent that any unrecognized PHSSEF payments that have been or may be received by the Company do not qualify for reimbursement based on future operations, we may be required to return such unrecognized payments to HHS following the end of the COVID-19 pandemic or other future time as may be determined by HHS guidance.

With respect to the Medicare Accelerated and Advanced Payment Program, we received Medicare accelerated payments of approximately $1.2 billion in April 2020.  No additional Medicare accelerated payments have been received by us since such time, including during the three months ended September 30, 2020, and approximately $22 million of amounts previously received was repaid to CMS or assumed by buyers during the three months ended September 30, 2020 related to divested entities. As a result of CMS no longer accepting new applications for accelerated payments, we do not expect to receive additional Medicare accelerated payments. Net of amounts that have been or will be repaid to CMS or assumed by buyers related to divested entities, approximately $1.1 billion remains outstanding as of September 30, 2020 within accrued liabilities-other in the condensed consolidated balance sheet. Effective October 1, 2020, the repayment terms for Medicare accelerated payments were changed such that providers are required to repay the accelerated payments beginning one year after the payment was issued. If the program requirements enacted on October 1, 2020 had been effective as of September 30, 2020, we estimate that approximately $873 million of the amount outstanding would have been classified as a long-term liability.

Due to the recent enactment of the CARES Act and the PPPHCE Act, there is still a high degree of uncertainty surrounding their implementation, and the public health emergency continues to evolve. Some of the measures allowing for flexibility in delivery of care and various financial supports for health care providers are available only for the duration of the public health emergency, and it is unclear whether or for how long the public health emergency declaration will be extended. The current declaration expires January 21, 2021. The HHS Secretary may choose to renew the declaration for successive 90-day periods for as long as the emergency continues to exist and may terminate the declaration whenever he determines that the public health emergency no longer exists. The federal government may consider additional stimulus and relief efforts, but we are unable to predict whether additional stimulus measures will be enacted or their impact on us. There can be no assurance as to the total amount of financial and other types of assistance we will receive under the CARES Act, PPPHCE Act or future measures, if any, and it is difficult to predict the impact of such measures on our operations or how they will affect operations of our competitors. Further, there can be no assurance that the terms of provider relief funding or other programs will not change or be interpreted in ways that affect our funding or eligibility to participate or our ability to comply with applicable requirements and retain amounts received. We continue to assess the potential impact of the CARES Act, the PPPHCE Act, the potential impact of future stimulus measures, if any, and the impact of other laws, regulations, and guidance related to COVID-19 on our business, results of operations, financial condition and cash flows.

In June 2019, the U.S. Supreme Court ruled in Azar v. Allina Health Services that HHS failed to comply with statutory notice and comment rulemaking procedures before announcing an earlier policy related to DSH payments made under Medicare to hospitals. Following this ruling, unless the HHS is able to successfully assert another legal basis for this policy, one potential outcome is the federal government could be required to reimburse hospitals, including our affiliated hospitals, for DSH Medicare payments which otherwise would have been payable over certain prior time periods absent the enactment of this policy. While the ruling in this case was specific to the DSH payments calculated for federal fiscal year 2012 for the plaintiff hospitals, we believe that prior time periods with the potential for higher DSH payments because of the precedent of this ruling could include federal fiscal years 2005 to 2013. There continues to be uncertainty regarding the extent to which, if any, DSH Medicare payments will be remitted to our affiliated hospitals as the result of this ruling, and if so the timing of any such payments. However, we anticipate that if it is ultimately determined that our affiliated hospitals are entitled to receive such DSH Medicare payments for these prior time periods, these payments could have a material positive impact on a non-recurring basis in any future period in which net income is recognized in respect thereof as well as on our cash flows from operations in any future period in which these payments are received.

As a result of our current levels of cash, funds we have received and may in the future receive under the CARES Act, the PPPHCE Act, or any future stimulus measures, available borrowing capacity, long-term outlook on our debt repayments, the refinancing of certain of our notes, proceeds from the sale of hospitals and the continued projection of our ability to generate cash flows, we anticipate that we will be able to invest the necessary capital in our business over the next twelve months. We believe there continues to be ample opportunity to strengthen our market share in substantially all of our markets by decreasing the need for patients to travel outside their communities for healthcare. Furthermore, we will continue to strive to improve operating efficiencies and procedures in order to improve the performance of our hospitals.

Sources of Revenue

The following table presents the approximate percentages of net operating revenues by payor source for the periods indicated. The data for the periods presented are not strictly comparable due to the effect that hospital acquisitions and divestitures have had on these statistics.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Medicare	23.1%	25.0%	24.1%	25.4%
Medicaid	13.4	13.5	13.5	13.3
Managed Care and other third-party payors	63.0	60.7	62.5	60.3
Self-pay	0.5	0.8	(0.1)	1.0
Total	100.0%	100.0%	100.0%	100.0%

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

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-based reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for the treatment of patients covered by Medicare, Medicaid and non-governmental payors are generally less than our standard billing rates. We account for the differences between the estimated program reimbursement rates and our standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues and net income (loss) by an insignificant amount in each of the three and nine-month periods ended September 30, 2020 and 2019.

The payment rates under the Medicare program for hospital inpatient and outpatient acute care services are based on a prospective payment system, depending upon the diagnosis of a patient’s condition. These rates are indexed for inflation annually, although increases have historically been less than actual inflation. On September 18, 2020, CMS issued the final rule to increase this index by 2.4% for hospital inpatient acute care services that are reimbursed under the prospective payment system, beginning October 1, 2020. The final rule also provides for a 0.5 percentage point increase in accordance with MACRA, which, together with other changes to payment policies is expected to yield an average 2.9% increase in reimbursement for hospital inpatient acute care services. Hospitals that do not submit required patient quality data are subject to a reduction in payments. We are complying with this data submission requirement. Payments may also be affected by various other adjustments, such as admission and medical review criteria for inpatient services commonly known as the “two midnight rule.” This rule limits when services to Medicare beneficiaries are payable as inpatient hospital services. Reductions in the rate of increase or overall reductions in Medicare reimbursement may cause a decline in the growth of our net operating revenues.

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

The following tables summarize, for the periods indicated, selected operating data.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Operating results, as a percentage of net operating revenues:
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses (a)	(86.7)	(89.6)	(86.5)	(89.8)
Depreciation and amortization	(4.4)	(4.7)	(4.9)	(4.6)
Impairment and gain (loss) on sale of businesses, net	0.2	—	(0.6)	(0.7)
Income from operations	9.1	5.7	8.0	4.9
Interest expense, net	(8.2)	(8.0)	(9.0)	(7.9)
Gain (loss) from early extinguishment of debt	3.7	—	1.3	(0.3)
Equity in earnings of unconsolidated affiliates	0.1	0.1	0.1	0.1
Income (loss) before income taxes	4.7	(2.2)	0.4	(3.2)
(Provision for) benefit from income taxes	(0.6)	2.3	2.5	0.7
Net income (loss)	4.1	0.1	2.9	(2.5)
Less: Net income attributable to noncontrolling interests	(0.5)	(0.6)	(0.6)	(0.5)
Net income (loss) attributable to Community Health Systems, Inc. stockholders	3.6%	(0.5)%	2.3%	(3.0)%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Percentage (decrease) increase from prior year:
Net operating revenues	(3.7)%	(5.9)%	(12.6)%	(7.3)%
Admissions (b)	(13.0)	(9.2)	(16.6)	(11.4)
Adjusted admissions (c)	(18.0)	(8.4)	(20.0)	(11.2)
Average length of stay (d)	9.3	(2.3)	2.2	—
Net income (loss) attributable to Community Health Systems, Inc.	758.8	(94.8)	166.2	(34.3)
Same-store percentage increase (decrease) from prior year (e):
Net operating revenues	2.9%	4.1%	(6.3)%	4.3%
Admissions (b)	(6.2)	2.4	(9.8)	1.7
Adjusted admissions (c)	(11.5)	3.6	(13.5)	2.3

(a)

Operating expenses include salaries and benefits, supplies, other operating expenses, government and other legal settlements and related costs, lease cost and rent, net of the reduction in operating expenses through September 30, 2020, resulting from the receipt and recognition of pandemic relief funds.

(b)	Admissions represents the number of patients admitted for inpatient treatment.
(c)

Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by multiplying admissions by gross patient revenues and then dividing that number by gross inpatient revenues.

(d)	Average length of stay represents the average number of days inpatients stay in our hospitals.
(e)	Includes acquired hospitals to the extent we operated them in both periods and excludes information for the hospitals sold or closed during 2019 and the nine months ended September 30, 2020.

Items (b) – (e) are metrics used to manage our performance. These metrics provide useful insight to investors about the volume and acuity of services we provide, which aid in evaluating our financial results.

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Net operating revenues decreased by 3.7% to approximately $3.1 billion for the three months ended September 30, 2020, from approximately $3.2 billion for the three months ended September 30, 2019. Net operating revenues on a same-store basis from hospitals that were operated throughout both periods increased $87 million, or 2.9%, during the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. The increase in same-store net operating revenues was primarily due to COVID-19 pandemic-induced changes in the mix of services provided and payor mix compared to the prior period, partially offset by a decline in volumes resulting from the COVID-19 pandemic. Non-same-store net operating revenues decreased $208 million during the three months ended September 30, 2020, in comparison to the prior year period, with the decrease attributable primarily to the divestiture of hospitals during 2019 and 2020 as well as the impact of the COVID-19 pandemic. On a consolidated basis, inpatient admissions decreased by 13.0% during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. Also on a consolidated basis, adjusted admissions decreased by 18.0% during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. On a same-store basis, net operating revenues per adjusted admission increased 16.2%, while inpatient admissions decreased by 6.2% and adjusted admissions decreased by 11.5% for the three months ended September 30, 2020, compared to the three months ended September 30, 2019.

Operating costs and expenses, as a percentage of net operating revenues, decreased from 94.3% during the three months ended September 30, 2019 to 90.9% during the three months ended September 30, 2020. Operating costs and expenses, excluding depreciation and amortization and impairment and (gain) loss on sale of businesses, as a percentage of net operating revenues, decreased from 89.6% for the three months ended September 30, 2019 to 86.7% for the three months ended September 30, 2020. Salaries and benefits, as a percentage of net operating revenues, decreased from 45.3% for the three months ended September 30, 2019 to 43.7% for the three months ended September 30, 2020. Supplies, as a percentage of net operating revenues, increased from 16.2% for the three months ended September 30, 2019 to 16.7% for the three months ended September 30, 2020. Other operating expenses, as a percentage of net operating revenues, decreased from 24.9% for the three months ended September 30, 2019 to 23.6% for the three months ended September 30, 2020. Expense related to government and other legal settlements and related costs, as a percentage of net operating revenues, decreased from 0.8% for the three months ended September 30, 2019 to less than 0.1% during the three months ended September 30, 2020. Lease cost and rent, as a percentage of net operating revenues, increased from 2.4% for the three months ended September 30, 2019 to 2.7% for the three months ended September 30, 2020. The increases in supplies and lease cost and rent, as a percentage of net operating revenues, during the three months ended September 30, 2020 compared to September 30, 2019 is primarily due to the impact of the COVID-19 pandemic.

Depreciation and amortization, as a percentage of net operating revenues, decreased from 4.7% for the three months ended September 30, 2019 to 4.4% for the three months ended September 30, 2020, primarily due to ceasing depreciation on property and equipment at hospitals sold or held for sale.

Impairment and (gain) loss on sale of businesses was $(7) million for the three months ended September 30, 2020, compared to $(1) million for the three months ended September 30, 2019. For the three months ended September 30, 2020, a net gain resulted from the sale of a facility during the period offset by impairment of facilities held-for-sale or for which we are in discussions with potential buyers for the divestiture of a facility at a sales price that indicates a fair value below carrying value. The net gain for the three months ended September 30, 2019 relates to sales of facilities during the period offset by impairment charges resulting from final working capital settlements for divestitures completed in the nine months ended September 30, 2019.

Interest expense, net, decreased by $2 million to $257 million for the three months ended September 30, 2020 compared to $259 million for the three months ended September 30, 2019. This was primarily due to our debt refinancing activity during the three months ended September 30, 2020 as discussed further in Capital Resources.

Gain from early extinguishment of debt of $115 million was recognized during the three months ended September 30, 2020, as a result of extinguishment of a portion of certain series of our outstanding notes through open market repurchases. Loss from early extinguishment of debt of less than $1 million was recognized during the three months ended September 30, 2019, as a result of the Credit Facility amendment and repayment of the term loans under the Credit Facility.

Equity in earnings of unconsolidated affiliates, as a percentage of net operating revenues, remained consistent at (0.1)% for both of the three-month periods ended September 30, 2020 and 2019.

The net results of the above-mentioned changes resulted in income (loss) before income taxes increasing $220 million from a loss of $72 million before income taxes for the three months ended September 30, 2019 to income before income taxes of $148 million for the three months ended September 30, 2020.

Our provision for income taxes for the three months ended September 30, 2020 was $20 million compared to a benefit from income taxes of $74 million for the three months ended September 30, 2019. Our effective tax rates were 13.5% and 102.8% for the three months ended September 30, 2020 and 2019, respectively. The difference in our effective tax rate for the three months ended September 30, 2020, when compared to the three months ended September 30, 2019, was primarily due to discrete tax benefits for (i) a reduction in the valuation allowance recognized on IRC Section 163(j) interest carryforwards and (ii) tax credits claimed in lieu of deductions for the HMA Legal Matters recognized during the three months ended September 30, 2019.

Net income, as a percentage of net operating revenues, was 0.1% for the three months ended September 30, 2019 compared to 4.1% for the three months ended September 30, 2020.

Net income attributable to noncontrolling interests, as a percentage of net operating revenues, decreased from 0.6% for the three months ended September 30, 2019 to 0.5% for the three months ended September 30, 2020.

Net income attributable to Community Health Systems, Inc. was $112 million for the three months ended September 30, 2020, compared to a net loss attributable to Community Health Systems, Inc. of $17 million for the three months ended September 30, 2019.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Net operating revenues decreased by 12.6% to approximately $8.7 billion for the nine months ended September 30, 2020, from approximately $9.9 billion for the nine months ended September 30, 2019. Net operating revenues on a same-store basis from hospitals that were operated throughout both periods decreased $579 million, or 6.3%, during the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. The decrease in same-store net operating revenues was primarily due to a decline in volumes resulting from the COVID-19 pandemic. Non-same-store net operating revenues decreased $675 million during the nine months ended September 30, 2020, in comparison to the prior year period, with the decrease attributable primarily to the impact of the COVID-19 pandemic as well as the divestiture of hospitals during 2019 and 2020. On a consolidated basis, inpatient admissions decreased by 16.6% during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. Also on a consolidated basis, adjusted admissions decreased by 20.0% during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. On a same-store basis, net operating revenues per adjusted admission increased 8.3%, while inpatient admissions decreased by 9.8% and adjusted admissions decreased by 13.5% for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019.

Operating costs and expenses, as a percentage of net operating revenues, decreased from 95.1% during the nine months ended September 30, 2019 to 92.0% during the nine months ended September 30, 2020. Operating costs and expenses, excluding depreciation and amortization and impairment and (gain) loss on sale of businesses, as a percentage of net operating revenues, decreased from 89.8% for the nine months ended September 30, 2019 to 86.5% for the nine months ended September 30, 2020 due to the recognition of approximately $448 million of PHSSEF payments as a reduction of operating costs and expenses during the nine months ended September 30, 2020. Salaries and benefits increased as a percentage of net operating revenues from 45.3% for the nine months ended September 30, 2019 to 46.8% for the nine months ended September 30, 2020. Supplies, as a percentage of net operating revenues, increased from 16.4% for the nine months ended September 30, 2019 to 16.6% for the nine months ended September 30, 2020. Other operating expenses, as a percentage of net operating revenues, increased from 25.3% for the nine months ended September 30, 2019 to 25.4% for the nine months ended September 30, 2020. Expense related to government and other legal settlements and related costs, as a percentage of net operating revenues, decreased from 0.4% for the nine months ended September 30, 2019 to less than 0.1% for the nine months ended September 30, 2020 primarily due to the net impact of several lawsuits settled in principle in 2019 and related legal expenses. Lease cost and rent, as a percentage of net operating revenues, increased from 2.4% for the nine months ended September 30, 2019 to 2.9% for the nine months ended September 30, 2020. The increases in salaries and benefits, supplies, other operating expenses and lease cost and rent, as a percentage of net operating revenues, during the nine months ended September 30, 2020 compared to September 30, 2019 is primarily due to the impact of the COVID-19 pandemic.

Depreciation and amortization, as a percentage of net operating revenues, increased from 4.6% for the nine months ended September 30, 2019 to 4.9% for the nine months ended September 30, 2020, primarily due to a decrease in net operating revenues as a result of the COVID-19 pandemic.

Impairment and (gain) loss on sale of businesses was $48 million for the nine months ended September 30, 2020, compared to $70 million for the nine months ended September 30, 2019. For the nine months ended September 30, 2020, gains on facilities sold on January 1, 2020 and July 1, 2020 were offset by impairment of facilities held-for-sale or for which we are in discussions with potential buyers for the divestiture of a facility at a sales price that indicates a fair value below carrying value. The impairment and net loss on facilities during nine months ended September 30, 2019 relates to impairment of the long-lived assets and reporting unit goodwill allocated to hospitals sold during the period partly offset by gains on the sale of facilities during the three months ended September 30, 2019.

Interest expense, net, decreased by $3 million to $779 million for the nine months ended September 30, 2020 compared to $782 million for the nine months ended September 30, 2019. This was primarily due to our debt refinancing activity during the nine months ended September 30, 2020 as discussed further in Capital Resources.

Gain from early extinguishment of debt of $111 million was recognized during the nine months ended September 30, 2020, as a result of extinguishment of a portion of our certain series of outstanding notes through open market repurchases. Loss from early extinguishment of debt of $31 million was recognized during the nine months ended September 30, 2019, as a result of the Credit Facility amendment and repayment of the term loans under the Credit Facility.

Equity in earnings of unconsolidated affiliates, as a percentage of net operating revenues, remained consistent at (0.1)% for both of the nine-month periods ended September 30, 2020 and 2019.

The net results of the above-mentioned changes resulted in income (loss) before income taxes increasing $348 million from a loss of $315 million for the nine months ended September 30, 2019 to income of $33 million for the nine months ended September 30, 2020.

Our benefit from income taxes for the nine months ended September 30, 2020 was $221 million and $71 million for the nine months ended September 30, 2020 and 2019, respectively. Our effective tax rates were (669.7)% and 22.5% for the nine months ended September 30, 2020 and 2019, respectively. The difference in our effective tax rate for the nine months ended September 30, 2020, when compared to the nine months ended September 30, 2019, was primarily due to changes in tax benefits as a result of an increase to the deductible interest expense allowed for 2019 and 2020 under the CARES Act that was enacted during the three months ended March 31, 2020.

Net income (loss), as a percentage of net operating revenues, was (2.5)% for the nine months ended September 30, 2019 compared to 2.9% for the nine months ended September 30, 2020.

Net income attributable to noncontrolling interests, as a percentage of net operating revenues, increased from 0.5% for the nine months ended September 30, 2019 to 0.6% for the nine months ended September 30, 2020.

Net income attributable to Community Health Systems, Inc. was $200 million for the nine months ended September 30, 2020, compared to a net loss attributable to Community Health Systems, Inc. of $302 million for the nine months ended September 30, 2019.

Liquidity and Capital Resources

Net cash provided by operating activities increased $1.9 billion, from approximately $191 million for the nine months ended September 30, 2019, to approximately $2.1 billion for the nine months ended September 30, 2020. The increase in cash provided by operating activities is primarily the result of the receipt of PHSSEF funds under the CARES Act and PPPHCE Act as well as Medicare accelerated payments during the nine months ended September 30, 2020. Total cash paid for interest during the nine months ended September 30, 2020 decreased to approximately $765 million compared to $810 million for the nine months ended September 30, 2019. Cash paid for income taxes, net of refunds received, resulted in a net payment of $2 million and a net refund of $3 million during the nine months ended September 30, 2020 and 2019, respectively.

Our net cash provided by investing activities was approximately $9 million for the nine months ended September 30, 2020, compared to net cash used in investing activities of approximately $103 million for the nine months ended September 30, 2019, an increase of approximately $112 million. The cash provided by investing activities during the nine months ended September 30, 2020 was primarily impacted by a decrease in cash used for other investments (primarily from internal-use software expenditures and physician recruiting costs) of $110 million, a decrease in the cash used in the acquisition of facilities and other related equipment of $12 million as a result of fewer physician practice, clinic and other ancillary business acquisitions in the first nine months of 2020 compared to the same period in 2019, a decrease in cash used in the purchase of property and equipment of $5 million, an increase in cash provided by the proceeds from the sale of property and equipment of approximately $3 million, offset by a decrease in proceeds provided by divestitures of hospitals and other ancillary operations of $16 million as a result of fewer hospital divestitures in the first nine months of 2020 (including the receipt of the net proceeds for one hospital divested effective October 1, 2020 at a preliminary closing on September 30, 2020) compared to the same period in 2019 (including the receipt of the net proceeds for three hospitals divested effective January 1, 2020 at a preliminary closing on December 31, 2019), and a decrease to the net impact of the purchases and sales of available-for-sale securities and equity securities of $2 million.

Our net cash used in financing activities was $504 million for the nine months ended September 30, 2020, compared to approximately $127 million for the nine months ended September 30, 2019, an increase of approximately $377 million. The increase in cash used in financing activities, in comparison to the prior year period, was primarily due to the net effect of our debt repayment, refinancing activity, and cash paid for deferred financing costs and other debt-related costs.

During the nine months ended September 30, 2020, we received approximately $719 million in payments through the PHSSEF and various state and local programs, net of amounts that have or will be repaid to HHS related to entities that are held-for-sale or that were previously divested, including $155 million in such payments received during the three months ended September 30, 2020. We previously recognized approximately $448 million of the PHSSEF payments eligible to be claimed as a reduction in operating costs and expenses during the six months ended June 30, 2020. Although payments were received during the three months ended September 30, 2020, the net effect of changes in our estimate due to the September 19, 2020 Notice, our results of operations during such period and the receipt of additional payments, resulted in no additional pandemic relief funds being recognized during the period as described in greater detail above. PHSSEF and state and local program payments recognized to-date did not impact net operating revenues, and had a positive impact on net income attributable to Community Health Systems, Inc. common stockholders during the nine months ended September 30, 2020, in the amount of $337 million.

Amounts received through the PHSSEF or state and local programs that had not yet been recognized as a reduction in operating costs and expenses or otherwise refunded to HHS as of September 30, 2020 totaled approximately $271 million. Such amount is included within accrued liabilities-other in the condensed consolidated balance sheet, and such unrecognized amounts may be recognized as a reduction in operating costs and expenses in future periods if the underlying conditions for recognition are met. As evidenced by the October 22, 2020 Notice, HHS’ interpretation of the underlying terms and conditions of such PHSSEF payments, including auditing and reporting requirements, continues to evolve. Additional guidance or new and amended interpretations of existing guidance on the terms and conditions of such PHSSEF payments may result in our inability to recognize certain PHSSEF payments, changes in the estimate of amounts recognized, or the derecognition of amounts previously recognized, which (in any such case) may be material.

As a way to increase cash flow to Medicare providers impacted by the COVID-19 pandemic, the CARES Act expanded the Medicare Accelerated and Advance Payment Program. Inpatient acute care hospitals may request accelerated payments of up to 100% of their anticipated Medicare payment amount for a six-month period (not including Medicare Advantage payments), although CMS is reevaluating pending and new applications from Medicare Part A providers, including hospitals, in light of direct payments made available through PHSSEF, and has suspended the advance payment program for physicians and other Medicare Part B providers. CMS will base payment amounts for inpatient acute care hospitals on the provider’s Medicare fee-for-service reimbursements in the last six months of 2019. As of September 30, 2020, the program terms required repayment to begin within 120 days of receipt although no amounts were recouped by CMS during the three or nine months ended September 30, 2020. Effective October 1, 2020, the program requirements were changed such that accelerated payments are interest free for inpatient acute care hospitals for 29 months, and CMS must begin recouping the payments one year after receipt by the provider. Once recoupment begins, CMS will withhold 25% of Medicare fee-for-service payments during the first 11 months and 50% of Medicare fee-for-service payments during the subsequent six months. The program currently requires the provider to repay any outstanding balance remaining after 29 months or pay interest of 4% per annum on any outstanding balance. We received Medicare accelerated payments of approximately $1.2 billion in April 2020. No additional Medicare accelerated payments have been received by the Company since such time.  Net of amounts that have or will be repaid to CMS or assumed by buyers related to divested entities, approximately $1.1 billion of Medicare accelerated payments remained outstanding as of September 30, 2020 and are reflected within accrued liabilities-other in the condensed consolidated balance sheet. If the program requirements enacted on October 1, 2020 had been effective as of September 30, 2020, we estimate that approximately $873 million of the amount outstanding would have been classified as a long-term liability.

The CARES Act provides for deferred payment of the employer portion of social security taxes between March 27, 2020 and December 31, 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. We began deferring the employer portion of social security taxes in mid-April 2020 and, as of September 30, 2020, have deferred approximately $91 million which is included within other long-term liabilities in the condensed consolidated balance sheet.

There have been no material changes outside of the ordinary course of business to our upcoming cash obligations during the nine months ended September 30, 2020 from those disclosed in the table on page 72 of our 2019 Form 10-K and discussed below related to debt refinancing activity during 2020.

Capital Expenditures

Cash expenditures for purchases of facilities and other related businesses were approximately $1 million for the nine months ended September 30, 2020, compared to $13 million for the nine months ended September 30, 2019. Our expenditures for the nine months ended September 30, 2020 and 2019 were primarily related to physician practices and other ancillary services

Excluding the cost to construct replacement and de novo hospitals, our cash expenditures for routine capital for the nine months ended September 30, 2020 totaled $186 million compared to $286 million for the nine months ended September 30, 2019. These capital expenditures related primarily to the purchase of additional equipment, minor renovations and information systems infrastructure. Costs to construct replacement hospitals totaled $97 million for the nine months ended September 30, 2020, compared to $30 million for the nine months ended September 30, 2019. The costs to construct replacement hospitals for the nine months ended September 30, 2020 and 2019 primarily represent construction costs for replacement facilities in La Porte, Indiana and Fort Wayne, Indiana. During the nine months ended September 30, 2020 and 2019, we had cash expenditures of $34 million and $6 million, respectively, that represent both planning and construction costs for two de novo hospitals in Arizona. We expect to commence operations for an 18-bed micro-hospital during the fourth quarter of 2020, while the other de novo hospital is expected to be completed by 2022 and have 52 beds.

Pursuant to a hospital purchase agreement from our March 1, 2016 acquisition of Northwest Health - La Porte, formerly known as La Porte Hospital, and Northwest Health – Starke, formerly known as Starke Hospital, we committed to build replacement facilities in both La Porte, Indiana and Knox, Indiana. Under the terms of such agreement, construction of the replacement hospital for Northwest Health - La Porte is required to be completed within five years of the date of acquisition, or March 2021. In addition, construction of the replacement facility for Northwest Health - Starke is required to be completed within five years of the date we enter into a new lease with Starke County, Indiana, the hospital lessor, or in the event we do not enter into a new lease with Starke County, construction shall be completed by September 30, 2026. We have not entered into a new lease with the lessor for Northwest Health - Starke and currently anticipate completing construction of the Northwest Health - Starke replacement facility in 2026. Construction costs, including equipment costs, for the Northwest Health - La Porte totaled approximately $119 million as of September 30, 2020. Construction costs for the Northwest Health - Starke replacement facility is currently estimated to be approximately $15 million. The completion of the replacement facility for Northwest Health - La Porte in La Porte, Indiana, and transfer of operations, including renaming the hospital to Northwest Health – La Porte, was completed on October 24, 2020.

Capital Resources

Net working capital was approximately $1.1 billion at both September 30, 2020 and December 31, 2019. Net working capital decreased by approximately $82 million between December 31, 2019 and September 30, 2020. This decrease was primarily due to the increase in other accrued liabilities and decrease in patient accounts receivable, partially offset by an increase in cash, driven by the receipt of PHSSEF funds as well as Medicare accelerated payments, during the nine months ended September 30, 2020.

In addition to cash flows from operations, available sources of capital include amounts available under the asset-based loan (ABL) credit agreement, or the ABL Credit Agreement, which we entered into on April 3, 2018, as well as anticipated access to public and private debt markets.

Pursuant to the ABL Credit Agreement, the lenders have extended to CHS/Community Health Systems Inc., or CHS, a revolving asset-based loan facility, or the ABL Facility, in the maximum aggregate principal amount of $1.0 billion, subject to borrowing base capacity. At September 30, 2020, the available borrowing base under the ABL Facility was $654 million, of which we had no outstanding borrowings and letters of credit issued of $151 million. The issued letters of credit were primarily in support of potential insurance-related claims and certain bonds. Principal amounts outstanding under the ABL Facility, if any, will be due and payable in full on April 3, 2023.

The ABL Facility contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting our ability, subject to certain exceptions, to, among other things (1) declare dividends, make distributions or redeem or repurchase capital stock, (2) prepay, redeem or repurchase other debt, (3) incur liens or grant negative pledges, (4) make loans and investments and enter into acquisitions and joint ventures, (5) incur additional indebtedness or provide certain guarantees, (6) engage in mergers, acquisitions and asset sales, (7) conduct transactions with affiliates, (8) alter the nature of our businesses, (9) grant certain guarantees with respect to physician practices, (10) engage in sale and leaseback transactions or (11) change our fiscal year. We are also required to comply with a consolidated fixed coverage ratio, upon certain triggering events described below, and various affirmative covenants. The consolidated fixed coverage ratio is calculated as the ratio of (x) consolidated EBITDA (as defined in the ABL Facility) less capital expenditures to (y) the sum of consolidated interest expense (as defined in the ABL Facility), scheduled principal payments, income taxes and restricted payments made in cash or in permitted investments. For purposes of calculating the consolidated fixed charge coverage ratio, the calculation of consolidated EBITDA as defined in the ABL Facility is a trailing 12-month calculation that begins with our consolidated net income, with certain adjustments for interest, taxes, depreciation and amortization, net income attributable to noncontrolling interests, stock compensation expense, restructuring costs, and the financial impact of other non-cash or non-recurring items recorded during any such 12-month period. The consolidated fixed charge coverage ratio is a required covenant only in periods where the total borrowings outstanding under the ABL Facility reduce the amount available in the facility to less than the greater of (i) $95 million or (ii) 10% of the calculated borrowing base. As a result, in the event we have less than $95 million available under the ABL Facility, we would need to comply with the consolidated fixed charge coverage ratio. At September 30, 2020, we were not subject to the consolidated fixed charge coverage ratio as such triggering event had not occurred during the last twelve months ended September 30, 2020.

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

During the three months ended September 30, 2020, we extinguished a portion of certain series of our outstanding notes through open market repurchases, as follows (in millions):

Principal Amount
6⅞% Senior Notes due 2028	$226
8⅛% Junior-Priority Secured Notes due 2024	1
6⅞% Senior Notes due 2022	34
Total principal amount of debt extinguished	$261

A gain from early extinguishment of debt of $115 million was recognized during the three months ended September 30, 2020 associated with these open market repurchases.

As of August 30, 2020, we terminated our last interest rate swap agreement. As of September 30, 2020, approximately 100% of our debt has a fixed rate of interest.

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

As of September 30, 2020, approximately $19 million of our outstanding debt of $12.9 billion is due within the next 12 months.

Any net proceeds from divestitures are expected to be used for general corporate purposes and capital expenditures.

Through September 30, 2020, we received approximately $1.9 billion of relief payments via the CARES Act and other sources, including approximately $719 million in payments through the PHSSEF and various state and local programs, net of amounts attributable to previously divested entities, and approximately $1.2 billion of accelerated payments pursuant to the Medicare Accelerated and Advance Payment Program, of which approximately $1.1 billion remained outstanding as of September 30, 2020. As previously noted, PHSSEF payments are not required to be repaid, subject to certain terms and conditions, while payments received under the Medicare Accelerated and Advance Payment Program are required to be repaid. Additionally, the CARES Act permits the deferral of payment of the employer portion of social security taxes between March 27, 2020 and December 31, 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. As of September 30, 2020, approximately $91 million of social security taxes have been deferred. The deferral of the employer portion of social security taxes along with the funds received under the CARES Act provisions noted above, have positively impacted our cash flows from operations during 2020.

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

We believe that internally generated cash flows and current levels of availability for additional borrowing under the ABL Facility, as well as our continued access to the capital markets, will be sufficient to finance acquisitions, capital expenditures, working capital requirements, and any debt repurchases or other debt repayments we may elect to make or be required to make through the next 12 months. PHSSEF funds that we have received and may continue to receive under the CARES Act and the PPPHCE Act will be used according to their terms and conditions as reimbursement for lost revenues and incremental expenses attributable to COVID-19, including working capital requirements and capital expenditures. As noted above, the COVID-19 pandemic has resulted in, and may continue to result in, significant disruptions of financial and capital markets, which could reduce our ability to access capital and negatively affect our liquidity in the future. Additionally, while we have received PHSSEF payments and accelerated Medicare payments under the CARES Act and the PPPHCE Act, and may continue to receive and be able to utilize PHSSEF payments which have been received, as noted above, there is no assurance regarding the extent to which anticipated ongoing negative impacts on us arising from the COVID-19 pandemic will be offset by benefits which we may recognize or receive in the future under the CARES Act, the PPPHCE Act or any future stimulus measures.

As noted above, during the three months ended September 30, 2020, we purchased a portion of certain series of our outstanding notes through open market purchases, and we may elect from time to time to continue to purchase our outstanding debt in open market purchases, privately negotiated transactions or otherwise. Any such debt repurchases will depend upon prevailing market conditions, our liquidity requirements, contractual restrictions, applicable securities laws requirements, and other factors.

Off-balance Sheet Arrangements

Off-balance sheet arrangements consist of letters of credit of $151 million issued on the ABL Facility, primarily in support of potential insurance-related claims and certain bonds, as well as approximately $17 million representing the maximum potential amount of future payments under physician recruiting guarantee commitments in excess of the liability recorded at September 30, 2020.

Noncontrolling Interests

We have sold noncontrolling interests in certain of our subsidiaries or acquired subsidiaries with existing noncontrolling interest ownership positions. As of September 30, 2020, we have hospitals in 10 of the markets we serve, with noncontrolling physician ownership interests ranging from 1% to 40%. In addition, as of September 30, 2020, we have four other hospitals with noncontrolling interests owned by non-profit entities. Redeemable noncontrolling interests in equity of consolidated subsidiaries was $481 million and $502 million at September 30, 2020 and December 31, 2019, respectively, and noncontrolling interests in equity of consolidated subsidiaries was $60 million and $77 million as of September 30, 2020 and December 31, 2019, respectively. The amount of net income attributable to noncontrolling interests was $16 million and $19 million for the three months ended September 30, 2020 and 2019, respectively, and $54 million and $58 million for the nine months ended September 30, 2020 and 2019, respectively. As a result of the change in the Stark Law “whole hospital” exception included in the Affordable Care Act, we are not permitted to introduce physician ownership at any of our hospital facilities that did not have physician ownership at the time of the adoption of the Affordable Care Act, or increase the aggregate percentage of physician ownership in any of our former or existing hospital joint ventures in excess of the aggregate physician ownership level held at the time of the adoption of the Affordable Care Act.

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

Inflation

The healthcare industry is labor intensive. Wages and other expenses increase during periods of inflation and when labor shortages occur in the marketplace. In addition, our suppliers pass along rising costs to us in the form of higher prices. We have implemented cost control measures, including our case and resource management program, to curb increases in operating costs and expenses. We have generally offset increases in operating costs by increasing reimbursement for services, expanding services and reducing costs in other areas. However, we cannot predict our ability to cover or offset future cost increases, particularly any increases in our cost of providing health insurance benefits to our employees. Moreover, as noted above, we have incurred, and may continue to incur, certain increased expenses arising from the COVID-19 pandemic, including additional labor, supply chain, capital and other expenditures.

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

Revenue Recognition

We record net operating revenues at the transaction price estimated to reflect the total consideration due from patients and third-party payors in exchange for providing goods and services in patient care. These services are considered to be a single performance obligation and have a duration of less than one year. Revenues are recorded as these goods and services are provided. The transaction price, which involves significant estimates, is determined based on our standard charges for the goods and services provided, with a reduction recorded for price concessions related to third party contractual arrangements as well as patient discounts and patient price concessions. During each of the three and nine month periods ended September 30, 2020 and 2019, the impact of changes to the inputs used to determine the transaction price was considered immaterial to the current period.

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

Due to the complexities involved in these estimates, actual payments we receive could be different from the amounts we estimate and record. If the actual contractual reimbursement percentage under government programs and managed care contracts differed by 1% at September 30, 2020 from our estimated reimbursement percentage, net income (loss) for the nine months ended September 30, 2020 would have changed by approximately $79 million, and net accounts receivable at September 30, 2020 would have changed by $102 million. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues and net income (loss) by an insignificant amount for each of the three and nine-month periods ended September 30, 2020 and 2019.

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

Patient accounts receivable can be impacted by the effectiveness of our collection efforts. Additionally, significant changes in payor mix, business office operations, economic conditions or trends in federal and state governmental healthcare coverage could affect the net realizable value of accounts receivable. We also continually review the net realizable value of accounts receivable by monitoring historical cash collections as a percentage of trailing net operating revenues, as well as by analyzing current period net revenue and admissions by payor classification, days revenue outstanding, the composition of self-pay receivables between pure self-pay patients and the patient responsibility portion of third-party insured receivables, the impact of recent acquisitions and dispositions and the impact of current economic and other events. If the actual collection percentage differed by 1% at September 30, 2020 from our estimated collection percentage as a result of a change in expected recoveries, net income (loss) for the nine months ended September 30, 2020 would have changed by $42 million, and net accounts receivable at September 30, 2020 would have changed by $54 million. We also continually review our overall reserve adequacy by monitoring historical cash collections as a percentage of trailing net operating revenues, as well as by analyzing current period net revenue and admissions by payor classification, days revenue outstanding, the composition of self-pay receivables between pure self-pay patients and the patient responsibility portion of third-party insured receivables and the impact of recent acquisitions and dispositions.

Our policy is to write-off gross accounts receivable if the balance is under $10.00 or when such amounts are placed with outside collection agencies. We believe this policy accurately reflects our ongoing collection efforts and is consistent with industry practices. We had approximately $3.6 billion at September 30, 2020 and $3.8 billion December 31, 2019, being pursued by various outside collection agencies. We expect to collect less than 3%, net of estimated collection fees, of the amounts being pursued by outside collection agencies. As these amounts have been written-off, they are not included in our accounts receivable. Collections on amounts previously written-off are recognized as a recovery of net operating revenues when received. However, we take into consideration estimated collections of these future amounts written-off in determining the implicit price concessions used to measure the transaction price for the applicable portfolio of patient accounts receivable.

All of the following information is derived from our hospitals, excluding clinics, unless otherwise noted.

Patient accounts receivable from our hospitals represent approximately 98% of our total consolidated accounts receivable.

Days revenue outstanding, adjusted for the impact of receivables for state Medicaid supplemental payment programs and divested facilities, was 53 days and 58 days at September 30, 2020 and December 31, 2019, respectively.

Total gross accounts receivable (prior to allowance for contractual adjustments and implicit price concessions) was approximately $15.3 billion as of September 30, 2020 and approximately $16.6 billion as of December 31, 2019. The approximate percentage of total gross accounts receivable (prior to allowance for contractual adjustments and implicit price concessions) summarized by aging categories is as follows:

As of September 30, 2020:
	% of Gross Receivables
Payor	0 - 90 Days	90 - 180 Days	180 - 365 Days	Over 365 Days
Medicare	14%	—%	—%	1%
Medicaid	7%	1%	1%	1%
Managed Care and Other	31%	4%	3%	3%
Self-Pay	8%	5%	9%	12%

As of December 31, 2019:
	% of Gross Receivables
Payor	0 - 90 Days	90 - 180 Days	180 - 365 Days	Over 365 Days
Medicare	13%	1%	—%	1%
Medicaid	6%	1%	1%	1%
Managed Care and Other	27%	4%	3%	2%
Self-Pay	9%	8%	10%	13%

The approximate percentage of total gross accounts receivable (prior to allowances for contractual adjustments and implicit price concessions) summarized by payor is as follows:

	September 30,	December 31,
	2020	2019
Insured receivables	64.9%	59.5%
Self-pay receivables	35.1	40.5
Total	100.0%	100.0%

The combined total at our hospitals and clinics for the estimated implicit price concessions for self-pay accounts receivable and allowances for other self-pay discounts and contractuals, as a percentage of gross self-pay receivables, was approximately 91% and 90% at September 30, 2020 and December 31, 2019, respectively. If the receivables that have been written-off, but where collections are still being pursued by outside collection agencies, were included in both the allowances and gross self-pay receivables specified above, the percentage of combined allowances to total self-pay receivables would have been 94% at both September 30, 2020 and December 31, 2019.

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

At September 30, 2020, we had approximately $4.2 billion of goodwill recorded, all of which resides at our hospital operations reporting unit.

While no impairment was indicated in our annual goodwill evaluation as of the October 31, 2019 measurement date, the reduction in our fair value and the resulting goodwill impairment charges recorded in 2016 and 2017 reduced the carrying value of our hospital operations reporting unit to an amount equal to our estimated fair value as of such prior year measurement dates. This increases the risk that future declines in fair value could result in goodwill impairment. The determination of fair value in our goodwill impairment analysis is based on an estimate of fair value for the hospital operations reporting unit utilizing known and estimated inputs at the evaluation date. Some of those inputs include, but are not limited to, the most recent price of our common stock or fair value of our long-term debt, estimates of future revenue and expense growth, estimated market multiples, expected capital expenditures, income tax rates, and costs of invested capital. A detailed evaluation of potential impairment indicators was performed as of September 30, 2020, which specifically considered the volatility of the fair market value of our outstanding senior secured and unsecured notes and common stock during the nine months ended September 30, 2020, as well as declines in patient volumes and net operating revenues resulting from the COVID-19 pandemic. On the basis of available evidence as of September 30, 2020, no impairment indicators were identified.

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

The net present value of the projected payments was discounted using a weighted-average risk-free rate of 1.9% as of September 30, 2020 and 2.6% and 3.1% in 2019 and 2018, respectively. This liability is adjusted for new claims information in the period such information becomes known to us. Professional malpractice expense includes the losses resulting from professional liability claims and loss adjustment expense, as well as paid excess insurance premiums, and is presented within other operating expenses in the accompanying condensed consolidated statements of income (loss).

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

There were no significant changes in our estimate of the reserve for professional liability claims during the nine months ended September 30, 2020.

Income Taxes

We must make estimates in recording provision for income taxes, including determination of deferred tax assets and deferred tax liabilities and any valuation allowances that might be required against the deferred tax assets. We believe that future income will enable us to realize certain deferred tax assets, subject to the valuation allowance we have established.

The total amount of unrecognized benefit that would impact the effective tax rate, if recognized, was approximately $1 million as of September 30, 2020. A total of approximately $1 million of interest and penalties is included in the amount of liability for uncertain tax positions at September 30, 2020. It is our policy to recognize interest and penalties related to unrecognized benefits in our condensed consolidated statements of income (loss) as income tax expense.

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

FORWARD-LOOKING STATEMENTS

Some of the matters discussed in this Report include “forward-looking statements” within the meaning of the federal securities laws, which involve risks, assumptions and uncertainties. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “thinks,” and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include, among other things:

•

developments related to COVID-19, including, without limitation, related to the length and severity of the pandemic; the volume of canceled or rescheduled procedures; the volume of COVID-19 patients cared for across our health systems; the timing and availability of effective medical treatments and vaccines; measures we are taking to respond to the COVID-19 pandemic; the impact of government and administrative regulation on us; changes in net revenue due to patient volumes, payor mix and negative macroeconomic conditions; increased expenses related to labor, supply chain, capital and other expenditures; workforce disruptions; and supply shortages and disruptions;

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

•	the impact that changes in our relationships with joint venture or syndication partners could have on effectively operating our hospitals or ancillary services or in advancing strategic opportunities;
•	our ability to successfully integrate any acquired hospitals, or to recognize expected synergies from acquisitions;
•	the impact of seasonal severe weather conditions, including the timing and amount of insurance recoveries in relation to severe weather events;
•	our ability to obtain adequate levels of insurance, including general liability, professional liability, and directors and officers liability insurance;
•	timeliness of reimbursement payments received under government programs;
•	effects related to pandemics, epidemics, or outbreaks of infectious diseases, including the novel coronavirus causing the disease known as COVID-19 as noted above;
•	the impact of cyber-attacks or security breaches;
•	any failure to comply with the terms of the Corporate Integrity Agreement;
•	the concentration of our revenue in a small number of states;
•	our ability to realize anticipated cost savings and other benefits from our current strategic and operational cost savings initiatives;
•	changes in interpretations, assumptions and expectations regarding the Tax Cuts and Jobs Act; and
•	the other risk factors set forth in our 2019 Form 10-K, our Quarterly Report on Form 10-Q filed with the SEC on July 29, 2020, and our other public filings with the SEC.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate changes, primarily as a result of the ABL Facility which bears interest based on floating rates. In order to manage the volatility relating to the market risk, we entered into interest rate swap agreements to manage our exposure to these fluctuations, as described under the heading “Liquidity and Capital Resources” in Part I, Item 2. We utilize risk management procedures and controls in executing derivative financial instrument transactions. We do not execute transactions or hold derivative financial instruments for trading purposes. Derivative financial instruments related to interest rate sensitivity of debt obligations are used with the goal of mitigating a portion of the exposure when it is cost effective to do so. As of August 30, 2020, our last interest rate swap agreement terminated.

A 1% change in interest rates on variable rate debt in excess of that amount covered by interest rate swaps would have resulted in interest expense fluctuating less than $1 million for both of the three-month periods ended September 30, 2020 and 2019, and approximately $1 million and $3 million for the nine months ended September 30, 2020 and 2019, respectively.

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

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2020 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Commercial Litigation and Other Lawsuits

Zwick Partners, LP and Aparna Rao, individually and on behalf of all others similarly situated v. Quorum Health Corporation, Community Health Systems, Inc., Wayne T. Smith, W. Larry Cash, Thomas D. Miller, and Michael J. Culotta. This purported class action lawsuit previously filed in the United States District Court, Middle District of Tennessee was amended on April 17, 2017 to include Community Health Systems, Inc., Wayne T. Smith and W. Larry Cash as additional defendants. The plaintiffs seek to represent a class of Quorum Health Corporation, or QHC, shareholders and allege that the failure to record a goodwill and long-lived asset impairment charge against QHC at the time of the spin-off of QHC violated federal securities laws. The District Court denied all defendants’ motions to dismiss on April 20, 2018. The plaintiffs moved for class certification. Plaintiffs also amended their complaint on September 14, 2018. We moved to dismiss the additional claims in the plaintiffs’ September 14, 2018 amended complaint and responded to plaintiffs’ class certification motion. On March 29, 2019, the court granted our motion to dismiss the additional claims. The court granted the plaintiffs’ motion for class certification on that same date. On April 12, 2019, we filed a petition for permission to appeal the court’s order granting class certification with the United States Court of Appeals for the Sixth Circuit, which was denied on July 31, 2019. On May 17, 2019, the plaintiffs moved to amend their complaint for a third time to add additional claims, which the District Court denied on August 2, 2019. All parties have now reached a settlement of this case, which was preliminarily approved by the District Court on July 27, 2020. On September 17, 2020, Greenlight Capital requested exclusion from the Class. The hearing for final approval of the settlement by the District Court is set for November 30, 2020.

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

Tower Health, f/k/a Reading Health System, et al v CHS/Community Health Systems, Inc., et al. This breach of contract action is pending in the United States District Court for the Eastern District of Pennsylvania. The plaintiffs allege breaches of an asset purchase agreement in connection with the sale of Pottstown Memorial Medical Center. The alleged breaches regard plaintiffs’ contention that the defendants failed to disclose certain conditions related to the physical plant of the hospital. The plaintiffs filed an amended complaint on July 22, 2019. Trial for this matter is set for March 8, 2021. We believe these claims are without merit and will vigorously defend the case.

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

We expect the COVID-19 pandemic to continue to materially affect our financial performance in the remainder of 2020, and, potentially, in future periods, and such pandemic may otherwise have material adverse effects on our results of operations, financial condition, and/or our cash flows.

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

Beginning in March 2020, we experienced a substantial reduction in the number of elective surgeries, physician office visits and emergency room volumes at our hospitals and other healthcare facilities due to restrictions on elective procedures, quarantines, stay-at-home and shelter-in-place orders, the promotion of social distancing, as well as general concerns related to the risk of contracting COVID-19 from interacting with the healthcare system. While our patient volumes have recovered to some degree in comparison to patient volume levels experienced in March and April 2020 in the immediate aftermath of the pandemic, our patient volumes have not recovered to the pre-COVID-19 levels as the result of the factors noted above.

In addition, while our hospitals have not generally experienced major capacity constraints to date arising from the treatment of COVID-19 patients, there are hospitals in the United States that are located in centers of the COVID-19 outbreak and have been overwhelmed in caring for COVID-19 patients, which has prevented such hospitals from treating all patients who seek care. Our hospitals could be subject to such conditions in the future if a major COVID-19 outbreak occurs in a geographic region where any of our hospitals are located. In addition, some states have been limiting hospital volume by requiring a minimum percentage of vacant beds in case of a surge in COVID-19 patients.

We have incurred, and may continue to incur, certain increased expenses arising from the COVID-19 pandemic, including additional labor, supply chain, capital and other expenditures.

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

Broad economic factors resulting from the current COVID-19 pandemic, including increased unemployment and underemployment levels and reduced consumer spending and confidence, may also adversely affect our service mix, revenue mix, payor mix and patient volumes, as well as our ability to collect outstanding receivables. Business closures and layoffs in the geographic areas in which we operate have led to increases in the uninsured and underinsured populations, which may continue to adversely affect demand for our services, as well as the ability of patients and other payors to pay for services rendered. Moreover, we have observed deterioration in the collectability of patient accounts receivable which, if sustained, may continue to adversely affect our financial results and require an increased level of working capital. In addition, our financial performance continues to be adversely affected, by federal or state laws, regulations, orders, or other governmental or regulatory actions addressing the current COVID-19 pandemic or the U.S. healthcare system, which have resulted in and may continue to result in direct or indirect restrictions with respect to our business. We may also be subject to lawsuits from patients, employees and others exposed to COVID-19 at our facilities. Such actions may involve large demands, as well as substantial defense costs. Our professional and general liability insurance may not cover all claims against us.

Developments related to COVID-19 have materially affected our financial performance during 2020. Additionally, while we are not able to fully quantify the impact that the COVID-19 pandemic will have on our future financial results, we expect developments related to COVID-19 to materially affect our financial performance during the remainder of  2020, and, potentially, in future periods. Moreover, the COVID-19 pandemic may have material adverse effects on our results of operations, financial position, and/or our cash flows. The ultimate impact of the pandemic on our financial results will depend on, among other factors, the duration and severity of the pandemic and negative economic conditions arising from the pandemic, the volume of canceled or rescheduled procedures at our facilities, the volume of COVID-19 patients cared for across our health systems, the timing and availability of effective medical treatments and vaccines, and the impact of government actions and administrative regulation on the hospital industry and broader economy, including through existing and any future stimulus efforts. COVID-19 developments continue to evolve quickly, and additional developments may occur which we are unable to predict. Furthermore, the COVID-19 pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, which could reduce our ability to access capital and negatively affect our liquidity in the future. Finally, the pandemic could heighten the level of risk in certain of the other risk factors described in the 2019 Form 10-K, any of which could have a material effect on us.

There is a high degree of uncertainty regarding the implementation and impact of the CARES Act and the PPPHCE Act. There can be no assurance as to the total amount and types of assistance we will recognize or receive or that we will be able to benefit from provisions intended to increase access resources and ease regulatory burdens for healthcare providers.

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

The CARES Act also makes other forms of financial assistance available to healthcare providers, including through Medicare and Medicaid payments adjustments and an expansion of the Medicare Accelerated and Advance Payment Program, which makes available accelerated payments of Medicare funds in order to increase cash flow to providers. As noted above, we have received accelerated payments under this program. However, effective October 8, 2020, CMS is no longer accepting new applications from Medicare Part A providers, such as hospitals, for accelerated payments and it has suspended the advance payment program for physicians and other Medicare Part B health care providers.

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

Due to the recent enactment of the CARES Act, the PPPHCE Act and other enacted legislation, there is still a high degree of uncertainty surrounding the implementation of such legislation.  In this regard, as noted above, on September 19, 2020, HHS issued a Post-Payment Notice of Reporting Requirements which clarified previous guidance and, among various changes, substantially altered the definition of lost revenues eligible to be claimed in a manner less favorable to recipients of PHSSEF funds. On October 22, 2020, HHS issued an updated Post-Payment Notice of Reporting Requirements and a Reporting Requirements Policy Update which provided a new definition of lost revenues and broadened the definition of reporting entities in a manner more favorable to recipients of PHSSEF funds. To the extent that any unrecognized PHSSEF payments that have been or may be received by the Company do not qualify for reimbursement based on our future operations, we may be required to return such unrecognized payments to HHS following the end of the COVID-19 pandemic or other future time as may be determined by HHS guidance. Moreover, some of the measures allowing for flexibility in delivery of care and various financial supports for health care providers are available only for the duration of the public health emergency, and it is unclear whether or for how long the HHS declaration will be extended. The current declaration expires January 21, 2021. The HHS Secretary may choose to renew the declaration for successive 90-day periods for as long as the emergency continues to exist and may terminate the declaration whenever he determines that the public health emergency no longer exists. Additionally, the federal government may consider additional stimulus and relief efforts, but we are unable to predict whether any additional stimulus measures will be enacted or their impact. We are unable to assess the extent to which anticipated ongoing negative impacts on us arising from the COVID-19 pandemic will be offset by benefits which we may recognize or receive in the future under the CARES Act, the PPPHCE Act or any future stimulus measures. Further, there can be no assurance that the terms of provider relief funding or other programs will not change in ways that affect our funding or eligibility to participate. We continue to assess the potential impact of the COVID-19 pandemic and government responses to the pandemic on our business, results of operations, financial position and cash flows.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds

The following table contains information about our purchases of common stock during the three months ended September 30, 2020.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (b)
July 1, 2020 -
July 31, 2020	3,263	$4.98	—	—
August 1, 2020 -
August 31, 2020	—	—	—	—
September 1, 2020 -
September 30, 2020	—	—	—	—
Total	3,263	$4.98	—	—

(a)	3,263 shares were withheld to satisfy the payment of tax obligations related to the vesting of restricted stock awards.
(b)	We had no publicly announced plans or open market repurchase programs for shares of our common stock during the three months ended September 30, 2020.

The ABL Facility and the indentures governing each series of our outstanding notes restrict our subsidiaries from, among other matters, paying dividends and making distributions to us, which thereby limits our ability to pay dividends and/or repurchase stock. As of September 30, 2020, under the most restrictive test in these agreements (and subject to certain exceptions), we have approximately $200 million of capacity to pay permitted dividends and/or repurchase shares of stock or make other restricted payments.

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

The following financial information from our quarterly report on Form 10-Q for the quarter and nine months ended September 30, 2020 and 2019, filed with the SEC on October 28, 2020, formatted in Inline Extensible Business Reporting Language: (i) the condensed consolidated statements of income (loss) for the three and nine months ended September 30, 2020 and September 30, 2019, (ii) the condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2020 and September 30, 2019, (iii) the condensed consolidated balance sheets at September 30, 2020 and December 31, 2019, (iv) the condensed consolidated statements of cash flows for the three and nine months ended September 30, 2020 and September 30, 2019, and (v) the notes to the condensed consolidated financial statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

Date:  October 28, 2020