Form 10-K
period 2020-12-31
COMMUNITY HEALTH SYSTEMS INC
filed 2021-02-18
CIK 1108109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-15925

COMMUNITY HEALTH SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3893191
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4000 Meridian Boulevard	37067
Franklin, Tennessee (Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(615) 465-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	CYH	New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $336,683,731. Market value is determined by reference to the closing price on June 30, 2020 of the Registrant’s Common Stock as reported by the New York Stock Exchange. The Registrant does not (and did not at June 30, 2020) have any non-voting common stock outstanding. As of February 12, 2021, there were 129,615,003 shares of common stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this annual report is incorporated by reference to portions of the Registrant’s definitive proxy statement for its 2021 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2020.

TABLE OF CONTENTS

COMMUNITY HEALTH SYSTEMS, INC.

Year ended December 31, 2020

Item 1. Business of Community Health Systems, Inc.

Overview of Our Company

We are one of the largest publicly-traded hospital companies in the United States and a leading operator of general acute care hospitals and outpatient facilities in communities across the country. We were originally founded in 1986 and were reincorporated in 1996 as a Delaware corporation. We provide healthcare services through the hospitals that we own and operate and affiliated businesses in generally larger non-urban markets and selected urban markets throughout the United States. As of December 31, 2020, we owned or leased 89 hospitals with an aggregate of 14,110 licensed beds, comprised of 87 general acute care hospitals and two stand-alone rehabilitation or psychiatric hospitals. These hospitals are geographically diversified across 16 states, with the majority of our hospitals located in regional networks or in close geographic proximity to one or more of our other hospitals. We generate revenues by providing a broad range of general and specialized hospital healthcare services and outpatient services to patients in the communities in which we are located. Services provided through our hospitals and affiliated businesses include general acute care, emergency room, general and specialty surgery, critical care, internal medicine, obstetrics, diagnostic, psychiatric and rehabilitation services. We also provide additional outpatient services at primary care practices, urgent care centers, free-standing emergency departments, ambulatory surgery centers, imaging and diagnostic centers, retail clinics and via direct-to-consumer virtual health visits. An integral part of providing these services is our network of affiliated physicians at our hospitals and affiliated businesses. As of December 31, 2020, we employed approximately 1,500 physicians and an additional 800 licensed healthcare practitioners. Through our management and operation of these businesses, we provide standardization and centralization of operations across key business areas; strategic assistance to expand and improve services and facilities; implementation of patient safety and quality of care improvement programs and assistance in the recruitment of additional physicians and licensed healthcare practitioners to the markets in which our hospitals are located. In a number of our markets, we have partnered with local physicians or not-for-profit providers, or both, in the ownership of our facilities.

Since 2017, we have implemented a portfolio rationalization and deleveraging strategy by divesting hospitals and non-hospital businesses that are attractive to strategic and other buyers. This portfolio rationalization and deleveraging strategy was completed at the end of 2020, inclusive of definitive agreements with respect to sales of five hospitals entered into in 2020 which have closed or are expected to close in 2021. We continue to receive interest from potential acquirers for certain of our hospitals, and may, from time to time, consider selling additional hospitals if we consider any such disposition to be in our best interests.

During 2020, we completed the divestiture of 13 hospitals, including three hospitals the divestitures of which closed effective January 1, 2020 (for these hospitals, we received the net proceeds at a preliminary closing on December 31, 2019). Including the net proceeds for the three hospitals that preliminarily closed on December 31, 2019, we received total net proceeds of approximately $845 million in connection with the disposition of these hospitals. Moreover, as of December 31, 2020, we had entered into definitive agreements to divest five additional hospitals. We completed the divestiture of four of those hospitals during 2021, and anticipate completing the divestiture of the fifth during 2021, the proceeds for which are not expected to be material.

During 2019, we completed the divestiture of 12 hospitals, including two which closed effective January 1, 2019 (for these hospitals, we received the net proceeds at a preliminary closing on December 31, 2018). Excluding the net proceeds for the two hospitals that preliminarily closed on December 31, 2018 and the three hospitals that preliminarily closed on December 31, 2019, we received total net proceeds of approximately $335 million in connection with the disposition of these hospitals. During 2018, we completed the divestiture of 11 hospitals. Including the net proceeds for the two additional hospitals that preliminarily closed on December 31, 2018 noted above, we received total net proceeds of approximately $405 million in connection with the disposition of these hospitals.

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

Our Business Strategy

The key elements of our business strategy are to:

Become a market leader and increase market share in the communities we serve

We operate across diverse markets that range from sole community providers to large regional networks. We are able to leverage our significant scale and standardized systems to provide cost-effective services and best practices for our affiliate operations. Each of our markets develops and executes a strategic plan with short- and long-term goals, based on their unique opportunities and the needs of their respective communities. As an organization, we also have implemented a number of strategic initiatives designed to improve market position, expand services to our patients, and capture a greater share of healthcare spending in our markets. These include:

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

Regional networks are able to expand the breadth of services provided for our patients, develop centers of excellence for key services, deliver care in an organized and efficient way across the network, improve alignment with physicians and other providers, and make services more attractive to managed care and other payers. Currently, 56 of our hospitals operate in 14 unique regional networks.

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

Expanding Patient Access Points, Health Services and Infrastructure. When expanding services—in both the acute and non-acute care settings—our approach is data-driven and strategic to ensure our investments are responsive to community and patient needs and produce sound financial results. While we continue to provide health services across a broad spectrum, we have focused our attention and resources on service lines we believe have the greatest potential for growth, including primary care, emergency medicine, orthopedics, neuroscience, cardiovascular care, surgical services and behavioral health. As the shift to delivering health services in outpatient settings accelerates, we continue to expand our care offerings beyond hospital walls to include more outpatient access through primary care practices, urgent care centers, free-standing emergency departments, ambulatory surgery centers, imaging and diagnostic centers, retail clinics and direct-to-consumer virtual health visits.

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

We work hard to develop positive, collaborative relationships with physicians. We currently participate in 15 Medicare Shared Savings Program Accountable Care Organizations which include approximately 5,000 employed and independent physicians in our communities. We look forward to realizing the benefits of these Accountable Care Organizations, including opportunities to strengthen quality, deepen clinical collaboration and demonstrate performance under a reimbursement system moving toward more value-based incentives and payments.

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

Billing and Collections. We have adopted standard policies and procedures with respect to billing and collections. We have automated various components of the collection cycle, including statements and collection letters, to help facilitate timely and accurate progression of our accounts through the collection cycle. We have consolidated local billing and collection functions into five centralized business offices and have completed the transition of our hospital billing departments to this new infrastructure. We are now realizing the benefits of lower patient claim denials, higher underpayment recoveries and reduced operating expenses.

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

Our case management program integrates the functions of utilization review, discharge planning, assessment of medical necessity and resource management. Patients are assessed upon presentation to the hospital and throughout their course of care with ongoing reviews. Industry-standard criteria are utilized in patient assessments and discharge plans are adjusted according to patient needs. Cases are monitored to prevent delays in service or unnecessary utilization of resources. When a patient is ready for discharge, a case manager works with the patient’s attending physician to evaluate and coordinate the patient’s needs for continued care in the post-acute setting. Hospitals have the support of a physician advisor to act as a liaison to the medical staff and assist with all the activities of the program.

Other Initiatives. Numerous other initiatives have been standardized or centralized and leverage data to reduce costs and increase productivity. For example, we have improved staff scheduling and efficiency by implementing standardized time keeping systems, and we have implemented initiatives to reduce unnecessary overtime and guide temporary staffing decisions that align with patient admissions and acuity. We have created a centralized team and implemented standard processes for payroll processing and management of accounts payable. Likewise, we have leveraged data and expertise to optimize our performance in clinical and operating areas such as emergency room, pharmacy, laboratory, imaging and skilled nursing services and health information management. Each time we implement a new process initiative, we work to identify and communicate best practices and we monitor progress and performance improvement throughout the organization.

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

We have operated a Patient Safety Organization, or PSO, since 2011. Our PSO is listed by the U.S. Department of Health and Human Services Agency, or HHS, for Healthcare Research and Quality. We believe our PSO has assisted, and will continue to assist us, in improving patient safety at our hospitals. The PSO has been recertified through 2024.

Industry Overview

According to the Centers for Medicare & Medicaid Services, or CMS, national healthcare expenditures grew 4.6% in 2019 to $3.8 trillion and are projected to have grown 5.2% in 2020 to nearly $4.0 trillion. The CMS projections, published in March of 2020, indicate that total U.S. healthcare spending is expected to grow by 5.1% in 2021 and 5.7% in 2022, and at an average annual rate of 5.4% for 2019 through 2028. CMS anticipates that total U.S. healthcare annual expenditures will reach nearly $6.2 trillion by 2028, accounting for approximately 19.7% of the total U.S. gross domestic product. Healthcare spending is expected to be largely influenced by changes in economic conditions and demographics, as well as by increasing prices for medical goods and services. The CMS projections are constructed using a current-law framework. They are typically published once per year and are not updated to reflect interim changes. For example, the projections do not take into account the COVID-19 pandemic and its impact or the possibility of further modifications to, or repeal of, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively, the Affordable Care Act.

Hospital services, the market within the healthcare industry in which we primarily operate, is the largest single category of healthcare expenditures. In 2020, hospital care expenditures are projected to have grown 5.1%, amounting to approximately $1.3 trillion. CMS estimates that the hospital services category will amount to over $1.4 trillion in 2021 and projects growth in this category at an average of 5.9% annually from 2021 through 2028.

U.S. Hospital Industry. The U.S. hospital industry is broadly defined to include acute care, rehabilitation and psychiatric facilities that are either public (government owned and operated), not-for-profit private (religious or secular), or for-profit institutions (investor owned). According to the American Hospital Association, there are approximately 5,100 community hospitals in the U.S., which are not-for-profit owned, investor owned, or state or local government owned. Of these hospitals, approximately 35% are located in non-urban communities. We believe that a majority of these hospitals are owned by not-for-profit or governmental entities. These facilities offer a broad range of healthcare services, including internal medicine, general surgery, cardiology, oncology, orthopedics, OB/GYN and emergency services. In addition, hospitals offer other ancillary services, including psychiatric, diagnostic, rehabilitation, home care and outpatient surgery services.

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

COVID-19 Pandemic

As a provider of healthcare services, we have been significantly affected by the public health and economic effects of the COVID-19 pandemic. We have been working with federal, state and local health authorities to respond to COVID-19 cases in the communities we serve and have been taking or supporting measures to try to limit the spread of the virus and to mitigate the burden on the healthcare system, including, at times, rescheduling or cancelling elective procedures at our hospitals and other healthcare facilities.  For additional information regarding the ongoing impact of the COVID-19 pandemic on the Company, see the discussion below under “COVID-19 Pandemic” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Form 10-K.

Hospital Industry Trends

Demographic Trends. According to the U.S. Census Bureau, in 2020, there were nearly 51 million Americans aged 65 or older in the U.S. comprising approximately 15.6% of the total U.S. population. By the year 2030, the number of Americans aged 65 or older is expected to climb to 73 million, or 20.6% of the total population. Due to the anticipated increasing life expectancy of Americans, the number of people aged 85 and older is also expected to increase from 6 million in 2016 to 9 million by the year 2030. This anticipated increase in life expectancy will increase demand for healthcare services and, as importantly, the demand for innovative, more sophisticated means of delivering those services. Hospitals, as the largest category of care in the healthcare market, will be among those impacted most directly by this increase in demand. Based on data compiled for us, the populations of the service areas where our hospitals are located grew 4.9% from 2015 to 2020 and are expected to grow by 3.2% from 2020 to 2025. The number of people aged 65 or older in these service areas grew by 17.2% from 2015 to 2020 and is expected to grow by 15.9% from 2020 to 2025. People aged 65 or older comprised 18.7% of the total population in our service areas in 2020, and they may comprise an estimated 20.9% of the total population in our service areas by 2025.

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

Shift to Outpatient Services. Because of the growing availability of stand-alone outpatient healthcare facilities, the increase in the services that can be provided at these locations, and payor policies requiring or promoting treatment in outpatient settings, many individuals are seeking a broader range of services at outpatient facilities. This trend has contributed to an increase in outpatient services while inhibiting the growth of inpatient admissions. Recent changes to Medicare policy affecting the reimbursement methodology for certain items and services provided by off-campus provider-based hospital departments have generally resulted in reduced payment rates for these hospital outpatient settings. In December 2020, CMS finalized a rule that will begin phasing out over three years the Inpatient Only List, which is a list of procedures eligible to be reimbursed by Medicare only if performed in an inpatient setting. As a result, these procedures will also be eligible to be reimbursed by Medicare if performed in outpatient settings, which may further increase the demand for outpatient services and decrease the demand for inpatient services.

Selected Operating Data

The following table sets forth operating statistics for each of the years presented for our hospitals. Statistics for 2020 include a full year of operations for 88 hospitals and partial periods for 13 hospitals that were divested, one hospital that was closed and one hospital that was opened during the year reflecting the operations of these hospitals prior to divestiture or closure or after commencing operations, as applicable. Statistics for 2019 include a full year of operations for 101 hospitals and partial periods for 12 hospitals divested and one hospital that was acquired during the year reflecting the operations of these hospitals prior to divestiture or after acquisition, as applicable. Statistics for 2018 include a full year of operations for 113 hospitals and partial periods for 11 hospitals divested during the year and three hospitals that ceased operations during the year reflecting the operations of these hospitals prior to divestiture or closure.

	Year Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Consolidated Data
Number of hospitals (at end of period)	89	102	113
Licensed beds (at end of period)(1)	14,110	16,240	18,227
Beds in service (at end of period)(2)	12,421	14,442	16,297
Admissions(3)	470,325	557,959	627,321
Adjusted admissions(4)	973,571	1,208,513	1,351,857
Patient days(5)	2,190,939	2,474,569	2,815,401
Average length of stay (days)(6)	4.7	4.4	4.5
Occupancy rate (beds in service)(7)	44.6%	45.1%	43.5%
Net operating revenues	$11,789	$13,210	$14,155
Net inpatient revenues as a % of net operating revenues	49.1%	47.0%	47.7%
Net outpatient revenues as a % of net operating revenues	50.9%	53.0%	52.3%
Net income (loss) attributable to Community Health Systems Inc. stockholders	$511	$(675)	$(788)
Net income (loss) attributable to Community Health Systems Inc. stockholders as a % of net operating revenues	4.3%	(5.1)%	(5.6)%
Adjusted EBITDA(8)	$1,809	$1,628	$1,642
Adjusted EBITDA as a % of net operating revenues(8)	15.3%	12.3%	11.6%

Liquidity Data
Net cash flows provided by operating activities	$2,178	$385	$274
Net cash flows provided by operating activities as a % of net operating revenues	18.5%	2.9%	1.9%
Net cash flows provided by (used in) investing activities	$177	$(2)	$(245)
Net cash flows used in financing activities	$(895)	$(363)	$(396)

	Year Ended December 31,
	2020	2019	(Decrease) Increase
	(Dollars in millions)
Same-Store Data(9)
Admissions(3)	443,106	481,658	(8.0)%
Adjusted admissions(4)	919,325	1,050,558	(12.5)%
Patient days(5)	2,064,349	2,127,231
Average length of stay (days)(6)	4.7	4.4
Occupancy rate (beds in service)(7)	45.6%	46.5%
Net operating revenues	$11,207	$11,603	(3.4)%
Income from operations	$1,285	$1,038	23.8%
Income from operations as a % of net operating revenues	11.5%	8.9%
Depreciation and amortization	$520	$526
Equity in earnings of unconsolidated affiliates	$(10)	$(15)

(1)	Licensed beds are the number of beds for which the appropriate state agency licenses a facility regardless of whether the beds are actually available for patient use.
(2)	Beds in service are the number of beds that are readily available for patient use.
(3)	Admissions represent the number of patients admitted for inpatient treatment.
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
(8)

EBITDA is a non-GAAP financial measure which consists of net income (loss) attributable to Community Health Systems, Inc. before interest, income taxes, and depreciation and amortization. Adjusted EBITDA, also a non-GAAP financial measure, is EBITDA adjusted to add back net income attributable to noncontrolling interests and to exclude (gain) loss from early extinguishment of debt, impairment and (gain) loss on sale of businesses, (income) expense related to government and other legal settlements and related costs, expense incurred in the fourth quarter of 2020 related to the settlement of certain professional liability claims for which the third-party insurers’ obligation to insure the Company against the underlying loss is being litigated, expense related to employee termination benefits and other restructuring charges, expense from settlement and fair value adjustments on the CVR agreement liability related to the Health Management Associates, Inc., or HMA, legal proceedings and related legal expenses, the impact of changes in estimate to increase the professional liability claims accrual recorded during the second quarter of 2019 (which estimate was further revised in the third quarter of 2019 based on updated actuarial analysis) with respect to claims incurred in 2016 and prior years, and expense related to the valuation allowance recorded in the second quarter of 2019 to reserve the outstanding balance of a promissory note received from the buyer in connection with the sale of two of the Company’s hospitals in 2017, as well as income from a reduction of the valuation allowance on the outstanding balance of a promissory note from the buyer of another hospital. During the three months ended December 31, 2020, the Company incurred expenses in the amount of approximately $50 million related to the settlement of a professional liability claim for which the Company’s third-party insurers’ obligation to provide coverage to the Company in connection with the underlying loss is being litigated. In the ordinary course of business, the Company’s expense with respect to professional liability claims is limited to amounts not covered by third-party insurance policies, which typically provide coverage for professional liability claims. The subject of the litigation for the recovery of the full amount of the $50 million settlement is whether the claim is covered under the subject policies. The Company believes it is owed reimbursement of the full amount of the settlement by its insurers with respect to this matter. The Company has included this adjustment in the calculation of Adjusted EBITDA because the Company believes that this expense, absent the dispute as to whether it relates to a covered loss as defined in our insurance policies, would have been mitigated by insurance recoveries and is therefore outside of the ordinary course of the Company’s operations and not reflective of the Company’s underlying results of operations in light of the intended purpose of Adjusted EBITDA in assessing the Company’s operational performance and comparing the Company’s performance between periods. The Company has from time to time sold noncontrolling interests in certain of its subsidiaries or acquired subsidiaries with existing noncontrolling interest ownership positions. The Company believes that it is useful to present Adjusted EBITDA because it adds back the portion of EBITDA attributable to these third-party interests. The Company reports Adjusted EBITDA as a measure of financial performance. Adjusted EBITDA is a key measure used by management to assess the operating performance of the Company’s hospital operations and to make decisions on the allocation of resources. Adjusted EBITDA is also used to evaluate the performance of the Company’s executive management team and is one of the primary metrics used in connection with determining short-term cash incentive compensation and the achievement of vesting criteria with respect to performance-based equity awards. In addition, management utilizes Adjusted EBITDA in assessing the Company’s consolidated results of operations and operational performance and in comparing the Company’s results of operations between periods. The Company believes it is useful to provide investors and other users of the Company’s financial statements this performance measure to align with how management assesses the Company’s results of operations. Adjusted EBITDA also is comparable to a similar metric called Consolidated EBITDA, as defined in the Company’s  asset-based loan facility, or ABL Facility, which is a key component in the determination of our compliance with certain covenants under the ABL Facility (including our ability to service debt and incur capital expenditures), and is used to determine the interest rate and commitment fee payable under the ABL Facility (although Adjusted EBITDA does not include all of the adjustments described in the ABL Facility). Adjusted EBITDA includes the Adjusted EBITDA attributable to hospitals that were divested during the course of such year, but in each case solely to the extent relating to the period prior to the consummation of the applicable divestiture. For further discussion of Consolidated EBITDA and how that measure is utilized in the calculation of covenants in the ABL Facility, see the Capital Resources section of Part II, Item 7 of this Form 10-K.

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

The following table reflects the reconciliation of Adjusted EBITDA, as defined, to net income (loss) attributable to Community Health Systems, Inc. stockholders as derived directly from our Consolidated Financial Statements for the years ended December 31, 2020, 2019 and 2018 (in millions):

	Year Ended December 31,
	2020	2019	2018
Net income (loss) attributable to Community Health Systems, Inc. stockholders	$511	$(675)	$(788)
Adjustments:
(Benefit from) provision for income taxes	(185)	160	(11)
Depreciation and amortization	558	608	700
Net income attributable to noncontrolling interests	96	85	84
Interest expense, net	1,031	1,041	976
(Gain) loss from early extinguishment of debt	(317)	54	(31)
Impairment and (gain) loss on sale of businesses, net	48	138	668
(Income) expense from government and other legal settlements and related costs	-	93	11
Expense from the settlement of professional liability claims for which the third-party insurers' obligation to insure the Company for the underlying loss is being litigated	50	-	-
Expense from settlement and fair value adjustments and legal expenses related to cases covered by the CVR	2	11	13
Expense related to employee termination benefits and other restructuring charges	15	2	20
Change in valuation allowances recorded for promissory notes	-	21	-
Change in estimate for professional liability claims accrual	-	90	-
Adjusted EBITDA	$1,809	$1,628	$1,642

(9)

Same-store data excludes the results of a hospital acquired in 2019, a hospital opened in 2020 and the hospitals divested or closed in the periods presented. For all hospitals owned throughout both periods, the same-store operating results and statistical data reflects the indicated periods.

Sources of Revenue

The following table presents the approximate percentages of net operating revenues by payor source for the periods indicated. The data for the periods presented are not strictly comparable due to the effect that hospital acquisitions and divestitures have had on these statistics.

	Year Ended December 31,
	2020	2019	2018
Medicare	23.9%	25.2%	26.3%
Medicaid	13.4	13.2	13.3
Managed Care and other third-party payors	62.9	60.6	59.0
Self-pay	(0.2)	1.0	1.4
Total	100.0%	100.0%	100.0%

As shown above, we receive a substantial portion of our revenues from the Medicare and Medicaid programs. Included in Managed Care and other third-party payors is operating revenues from insurance companies with which we have insurance provider contracts, Medicare managed care, insurance companies for which we do not have insurance provider contracts, workers’ compensation carriers and non-patient service revenue, such as rental income and cafeteria sales. In the future, we generally expect the portion of revenues received from the Medicare and Medicaid programs to increase over the long-term due to the general aging of the population and the impact of the Affordable Care Act. The Affordable Care Act has increased the number of insured patients in states that have expanded Medicaid, which in turn, has reduced the percentage of revenues from self-pay patients. However, it is unclear whether the trend of increased coverage will continue, due in part to the impact of the COVID-19 pandemic and the elimination of the financial penalty associated with the individual mandate, effective January 1, 2019. Further, the Affordable Care Act imposes significant reductions in amounts the government pays Medicare managed care plans. Moreover, the trend toward increased enrollment in Medicare and Medicaid managed care may adversely affect our operating revenue. An executive order issued in October 2019 seeks to accelerate this shift away from traditional fee-for-service Medicare to Medicare managed care. We may also be impacted by regulatory requirements imposed on insurers, such as minimum medical-loss ratios and specific benefit requirements. Furthermore, in the normal course of business, managed care programs, insurance companies and employers actively negotiate the amounts paid to hospitals. Our relationships with payors may be impacted by price transparency initiatives and out-of-network billing restrictions. There can be no assurance that we will retain our existing reimbursement arrangements or that these third-party payors will not attempt to further reduce the rates they pay for our services.

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-based reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for the treatment of patients covered by Medicare, Medicaid and non-governmental payors are generally less than our standard billing rates. We account for the differences between the estimated program reimbursement rates and our standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues and net income (loss) by an insignificant amount in each of the years ended December 31, 2020, 2019 and 2018.

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

As of December 31, 2020, Indiana, Florida and Texas represented our only areas of significant geographic concentration. Net operating revenues generated by our hospitals in Indiana, as a percentage of consolidated net operating revenues, were 15.0% in 2020, 13.7% in 2019 and 12.5% in 2018. Net operating revenues generated by our hospitals in Florida, as a percentage of consolidated net operating revenues, were 13.0% in 2020 and 14.3% in 2019 and 2018. Net operating revenues generated by our hospitals in Texas, as a percentage of consolidated net operating revenues, were 12.2% in both 2020 and 2019 and 11.7% in 2018.

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

Healthcare facility operations are also subject to certain seasonal fluctuations, including decreases in patient utilization during holiday periods and increases in colder weather months. However, the COVID-19 pandemic has had, and may continue to have, an impact on patient behaviors and patient volumes that has resulted in, and may continue to result in, temporary changes in typical seasonal fluctuations of our business.

Government Regulation

Overview. The healthcare industry is required to comply with extensive government regulation at the federal, state and local levels. If we fail to comply with applicable laws and regulations, we may be subject to criminal penalties and civil sanctions, our hospitals could lose their licenses and we could lose our ability to participate in Medicare, Medicaid and other government programs. Hospitals must meet requirements to be certified as hospitals and qualified to participate in government programs, including those relating to the adequacy of medical care, equipment, personnel, operating policies and procedures; billing and coding for services; properly handling overpayments; classifications of levels of care provided; preparing and filing cost reports; relationships with referral sources and referral recipients; maintenance of adequate records; hospital use; rate-setting; compliance with building codes; environmental protection; privacy and security; interoperability and refraining from information blocking; debt collection; and communications with patients and consumers.

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

Healthcare Reform. Over the last decade, the U.S. Congress and certain state legislatures have introduced and passed a large number of proposals and legislation designed to make major changes in the healthcare system, including changes intended to increase access to health insurance. The most prominent of these efforts, the Affordable Care Act, affects how healthcare services are covered, delivered, and reimbursed. The Affordable Care Act has increased health insurance coverage through a combination of public program expansion and private sector health insurance reforms and mandated that substantially all U.S. citizens maintain health insurance coverage. However, the future of the Affordable Care Act is uncertain. The law has been subject to legislative and regulatory changes and court challenges, and certain members of Congress have stated their intent to repeal or make additional significant changes to, the Affordable Care Act, its implementation or its interpretation. Effective January 1, 2019, the financial penalty enforcing the individual mandate was eliminated. In December 2018, as a result of this change, a federal judge in Texas found the individual mandate unconstitutional and determined the rest of the Affordable Care Act was therefore invalid. In December 2019, the Fifth Circuit Court of Appeals upheld this decision with respect to the individual mandate, but remanded for further consideration of how this affects the rest of the law. On November 10, 2020, the Supreme Court heard oral arguments regarding this case, and the law remains in place pending the appeals process. The elimination of the individual mandate penalty and other changes may impact the number of individuals that elect to obtain public or private health insurance or the scope of such coverage, if purchased. Moreover, final rules issued in 2018 expand the availability of association health plans and allow the sale of short-term, limited-duration health plans, neither of which are required to cover all of the essential health benefits mandated by the Affordable Care Act.

We believe that the Affordable Care Act has had a positive impact on net operating revenues and income as the result of the expansion of private sector and Medicaid coverage that has occurred. However, other provisions of the Affordable Care Act, such as requirements related to employee health insurance coverage, have increased our operating costs. In addition, the Affordable Care Act has made changes to Medicare and Medicaid reimbursement that could adversely impact the reimbursement we receive under these programs. These changes include a productivity offset to the Medicare market basket update and reductions to the Medicare and Medicaid disproportionate share hospital, or DSH, payments. However, reductions to DSH payments have been delayed through 2023 by the Consolidated Appropriations Act, 2021, or the CAA.

Substantial uncertainty remains regarding the ongoing net effect of the Affordable Care Act due to the possibility of repeal or significant additional changes to the law, clarifications and modifications resulting from executive orders, the rule-making process, the ultimate outcome of court challenges and the development of agency guidance, whether and how many states ultimately decide to expand Medicaid coverage and on what terms, the number of individuals who elect to purchase health insurance coverage and budgetary issues at federal and state levels. However, President Biden has indicated through executive orders that his administration intends to protect and strengthen the Affordable Care Act and Medicaid programs. The impact on the healthcare industry and timing of any potential additional reforms or further changes to the Affordable Care Act is unknown. For example, members of Congress have proposed measures that would expand government-sponsored coverage, including single-payor proposals, which could also significantly affect healthcare providers. Other initiatives and proposals, including those aimed at price transparency and out-of-network charges, may impact prices and the relationships between hospitals and insurers. It is difficult to predict the nature and success of future financial or delivery system reforms.

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

The OIG has identified the following incentive arrangements as potential violations of the Anti-Kickback Statute:

•	payment of any incentive by the hospital when a physician refers a patient to the hospital;
•	use of free or significantly discounted office space or equipment for physicians in facilities usually located close to the hospital;
•	provision of free or significantly discounted billing, nursing, or other staff services;
•	free training for a physician’s office staff, including management and laboratory techniques (but excluding compliance training);
•	guarantees which provide that, if the physician’s income fails to reach a predetermined level, the hospital will pay any portion of the remainder;
•	low-interest or interest-free loans, or loans which may be forgiven if a physician refers patients to the hospital;
•	payment of the costs of a physician’s travel and expenses for conferences or an honorarium for speaker events;
•	payment of services which require few, if any, substantive duties by the physician, or payment for services in excess of the fair market value of the services rendered;
•	coverage on the hospital’s group health insurance plans at an inappropriately low cost to the physician;
•	purchasing goods or services from physicians at prices in excess of their fair market value;
•	rental of space in physician offices, at other than fair market value; or
•

physician-owned entities (often referred to as physician-owned distributorships, or PODS) that derive revenue from selling, or arranging for the sale of, implantable medical devices ordered by their physician-owners for use on procedures that physician-owners perform on their own patients at hospitals or ASCs.

We have a variety of financial relationships with physicians who refer patients to our hospitals. Physicians own interests in a number of our facilities. Physicians may also own our stock. We also have contracts with physicians providing for a variety of financial arrangements, including employment contracts, leases, management agreements and professional service agreements. We provide financial incentives to recruit physicians to relocate to communities served by our hospitals. These incentives include relocation, reimbursement for certain direct expenses, income guarantees and, in some cases, loans. Although we strive to comply with the Anti-Kickback Statute, taking into account available guidance including the “safe harbor” regulations, including revised regulations issued in November 2020, we cannot assure you that regulatory authorities will not determine otherwise. If that happens, we could be subject to criminal and civil penalties and/or exclusion from participating in Medicare, Medicaid, or other government healthcare programs. Civil monetary penalties increase annually based on updates to the consumer price index.

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

There are ownership and compensation arrangement exceptions to the self-referral prohibition. One exception allows a physician to refer patients to a healthcare entity in which the physician has an ownership interest if the entity is located in a rural area, as defined in the statute. There are also exceptions for many of the customary financial arrangements between physicians and providers, including employment contracts, leases and recruitment agreements. From time to time, CMS has issued regulations that interpret the Stark Law. Most recently, in November 2020, CMS finalized changes to the Stark Law implementing regulations intended to modernize and clarify the requirements for complying with the Stark Law.

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

Emergency Medical Treatment and Active Labor Act. The Emergency Medical Treatment and Active Labor Act, or EMTALA, imposes requirements as to the care that must be provided to anyone who comes to facilities providing emergency medical services seeking care before they may be transferred to another facility or otherwise denied care. Sanctions for failing to fulfill these requirements include exclusion from participation in Medicare and Medicaid programs and civil money penalties, which are increased annually based on updates to the consumer price index. In addition, the law creates private civil remedies that enable an individual who suffers personal harm as a direct result of a violation of the law to sue the offending hospital for damages and equitable relief. A medical facility that suffers a financial loss as a direct result of another participating hospital’s violation of the law also has a similar right. Although we believe that our practices are in compliance with the law, we can give no assurance that governmental officials responsible for enforcing the law will not assert we are in violation of this law.

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

Certificates of Need. The construction of new facilities, the acquisition of existing facilities, significant capital expenditures and the addition of new services at our facilities may be subject to state laws that require prior approval by state regulatory agencies. These certificate of need, or CON, laws generally require that a state agency determine the public need and give approval prior to the construction or acquisition of facilities, significant capital expenditure or the addition of new services. As of December 31, 2020, we operated 69 hospitals in 12 states that have adopted CON laws. If we fail to obtain necessary state approval, we will not be able to expand our facilities, complete acquisitions or significant capital expenditures or add new services in these states. Violation of these state laws may result in the imposition of civil sanctions or the revocation of a provider’s licenses.

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

Violations of the HIPAA privacy and security regulations may result in criminal penalties and in substantial civil penalties per violation. The civil penalties are adjusted annually based on updates to the consumer price index. HHS is required to perform compliance audits. In addition to enforcement by HHS, state attorneys general are authorized to bring civil actions seeking either injunction or damages in response to violations of HIPAA privacy and security regulations that threaten the privacy of state residents. HHS may resolve HIPAA violations through informal means, such as allowing a covered entity to implement a corrective action plan, but HHS has the discretion to move directly to impose monetary penalties and is required to impose penalties for violations resulting from willful neglect. Our facilities also are subject to any federal or state privacy-related laws that are more restrictive than the privacy regulations issued under HIPAA. These laws vary and could impose additional penalties and subject us to additional privacy and security restrictions. For example, the Federal Trade Commission uses its consumer protection authority to initiate enforcement actions in response to data breaches. In addition, various states, including California, Nevada and Massachusetts, recently have enacted, and other states are considering, new laws and regulations concerning the privacy and security of consumer and other personal information. To the extent we are subject to such requirements, these laws and regulations often have far-reaching effects, are subject to amendments and changing requirements and updates to regulators’ enforcement priorities, may require us to modify our data processing practices and policies, may require us to incur substantial costs and expenses to comply and may subject our business to a risk of increased potential liability. These laws and regulations often provide for civil penalties for violations, as well as a private right of action for data breaches, which may increase the likelihood or impact of data breach litigation.

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

The DRG payment rates for inpatient acute services are adjusted by an update factor on October 1 of each year, the beginning of the federal fiscal year. The index used to adjust the DRG payment rates, known as the “market basket index,” gives consideration to the inflation experienced by hospitals in purchasing goods and services. DRG payment rates were increased by the “market basket index” update of 3.0% and 2.4%for each of federal fiscal years 2020 and 2021, respectively, subject to certain reductions. For federal fiscal year 2020, the market basket update was adjusted by the following percentage points: a positive 0.5 adjustment in accordance with the Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, and a 0.4 reduction for the multifactor productivity adjustment. For federal fiscal year 2021, the market basket was adjusted by the following percentage points: a positive 0.5 adjustment in accordance with MACRA and a 0.0 multifactor productivity adjustment. A 25% reduction to the market basket index occurs if patient quality data is not submitted, and a reduction of 75% of the market basket index update occurs for hospitals that fail to demonstrate meaningful use of certified electronic health records, or EHR, technology without receiving a hardship exception. Future legislation may decrease the rate of increase for DRG payments or even decrease such payment rates, but we are unable to predict the amount of any reduction or the effect that any reduction will have on us.

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

In addition, hospitals may qualify for Medicare DSH payment adjustments when their percentage of low income patients exceeds specified regulatory thresholds. A majority of our hospitals qualify to receive these adjustments. CMS also distributes an additional payment to each DSH hospital for its proportion of uncompensated care costs relative to the uncompensated care amount of other DSH hospitals. The uncompensated care amount is hospital-specific and generally includes charity care and non-Medicare and non-reimbursable Medicare bad debt. The Medicare DSH adjustments and uncompensated care payments as a percentage of net operating revenues were 1.11% and 1.19% for the years ended December 31, 2020 and 2019, respectively. Hospitals may also qualify for Medicaid DSH payments when they qualify under the state established guidelines. These Medicaid DSH payments as a percentage of net operating revenues were 0.65% and 0.54% for the years ended December 31, 2020 and 2019, respectively. The Affordable Care Act provides for reductions to the Medicaid DSH payments, but Congress has delayed the implementation of those reductions through 2023.

We also receive Medicare reimbursement for hospital outpatient services through a PPS. Services paid under the hospital outpatient PPS are grouped into ambulatory payment classifications, or APCs. APC payment rates are generally determined by applying a conversion factor, which CMS updates annually using a market basket. For calendar year 2020, CMS estimated an increase in hospital outpatient PPS payments of 2.6%. This reflected a market basket increase of 3.0%, with a 0.4 percentage point downward productivity adjustment. For calendar year 2021, CMS estimated an increase in hospital outpatient PPS payments of 2.4%, reflecting a market basket increase of 2.4%, with a 0.0 percentage point adjustment for multi-factor productivity. An additional 2.0 percentage point reduction to the market basket update applies to hospitals that do not submit required patient quality data. We are complying with this data submission requirement.

In calendar year 2019, CMS began a two-year phase-in of an expanded site-neutral payment policy for off-campus provider-based departments paid under the outpatient PPS. Under the policy, all off-campus provider-based departments are paid the Medicare Physician Fee Schedule, or MPFS, -equivalent rate for clinic visits, which is generally lower than the outpatient PPS rate. The MPFS-equivalent rate for calendar year 2020 is 40% of the proposed outpatient PPS rate. Before the expanded policy, the MPFS-equivalent rate did not apply to “excepted” provider-based departments. However, in September 2019, a federal judge invalidated the expansion of the site-neutral payment policy for calendar year 2019. CMS appealed this decision and prevailed. However, pending its appeal, CMS began reprocessing the 2019 claims paid at the lower rates. For calendar year 2020, CMS issued a final rule implementing year two of the policy phase-in. For calendar year 2021 and beyond, CMS is continuing the payment policy. CMS is considering how to address claims that were reprocessed at the lower rate while this litigation was pending.

Beginning in 2013, the Medicare reimbursement discussed above has been reduced due to the Budget Control Act of 2011, which requires across-the-board spending cuts to the federal budget, also known as sequestration. These sequestration cuts include reductions in payments for Medicare and other federally funded healthcare programs, including TRICARE. The Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, and related legislation have temporarily suspended these reductions through March 31, 2021, but also extended the reductions through 2030. Payment under the Medicare program for physician services is based upon the MPFS, under which CMS has assigned a national relative value unit, or RVU, to most medical procedures and services that reflects the resources required to provide the services relative to all other services. Each RVU is calculated based on a combination of the time and intensity of work required, overhead expense attributable to the service, and malpractice insurance expense. These elements are each modified by a geographic adjustment factor to account for local practice costs and are then aggregated. To determine the payment rate for a particular service, the sum of the geographically adjusted RVUs is multiplied by a conversion factor. For calendar year 2021, CMS updated the conversion factor by a budget neutrality adjustment of negative 10.2%. However, the CAA provides for a 3.75% payment increase under the MPFS, which will partially offset this reduction. In federal fiscal year 2017, CMS implemented the Quality Payment Program, or QPP, a payment methodology intended to reward high-quality patient care. Physicians and certain other healthcare clinicians must participate in one of two QPP tracks. Under both tracks, performance data collected each performance year affects Medicare payments two years later. CMS expects to transition increasing financial risk to providers as QPP evolves. Under the Advanced Alternative Payment Model, or Advanced APM, track, incentive payments are available based on participation in specific innovative payment models approved by CMS. Providers may earn a Medicare incentive payment and will be exempt from the reporting requirements and payment adjustments imposed under the Merit-Based Incentive Payment System, or MIPS, if the provider has sufficient participation in an Advanced APM. Alternatively, providers may participate in the MIPS track, under which physicians will receive performance-based payment incentives or payment reductions based on their performance with respect to clinical quality, resource use, clinical improvement activities, and meaningful use of EHR. MIPS consolidates components of certain previously established physician incentive programs.

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

We maintain policies and procedures to respond to the RAC requests and payment denials. Payment recoveries resulting from RAC reviews and denials are appealable, and we pursue reversal of adverse determinations at appropriate appeal levels. Currently, there are significant delays in the assignment of new Medicare appeals to Administrative Law Judges. According to the Office of Medicare Hearings and Appeals, the average processing time in fiscal year 2020 was nearly four years. HHS has finalized rules intended to streamline the process and improve efficiency but has also stressed the need for additional funding. Thus, we may experience significant delays in appealing any RAC payment denials. To ease the backlog of appeals, CMS has announced various settlement initiatives. Depending upon the growth of RAC programs and our success in appealing claims in future periods, our cash flows and results of operations could be negatively impacted.

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

Bundled Payment Initiatives. The CMS Innovation Center is responsible for establishing demonstration projects and other initiatives in order to identify, develop, test and encourage the adoption of new methods of delivering and paying for healthcare that create savings under the Medicare and Medicaid programs, while maintaining or improving quality of care. For example, providers participating in bundled payment initiatives accept accountability for costs and quality of care by agreeing to receive one payment for services provided to Medicare patients for certain medical conditions or episodes of care. By rewarding providers for increasing quality and reducing costs and penalizing providers if costs exceed a certain amount, bundled payment models are intended to lead to higher quality, more coordinated care at a lower cost to the Medicare program. The CMS Innovation Center has implemented bundled payment models, including the Bundled Payment for Care Improvement Advanced, or BPCI Advanced, initiative, which is expected to run through December 2023. We are participating in BPCI Advanced initiatives in seven of our markets. Participation in bundled payment programs is generally voluntary. However, CMS has required hospitals located in certain geographic areas to participate in a bundled payment program for specified orthopedic procedures, which is scheduled to run through September 30, 2021. CMS is requiring certain hospitals to participate in new mandatory bundled payment initiatives for end-stage renal disease treatment, which began on January 1, 2021, and radiation oncology, beginning as early as January 1, 2022. CMS has indicated that it is developing more bundled payment models, some of which may be mandatory. We expect value-based purchasing programs, including models that condition reimbursement on patient outcome measures, to become more common with both governmental and non-governmental payors.

Supply Contracts

We purchase items, primarily medical supplies, medical equipment and pharmaceuticals, under an agreement with HealthTrust, a GPO in which we are a noncontrolling partner. As of December 31, 2020, we had a 13.9% ownership interest in HealthTrust. By participating in this organization, we are able to procure items at competitively priced rates for our hospitals. There can be no assurance that our arrangement with HealthTrust will continue to provide the discounts that we have historically received.

Competition

The hospital industry is highly competitive. The competition among hospitals and other healthcare providers for patients has intensified as patients have become more conscious of rising costs and quality of care in their healthcare decision-making process. The majority of our hospitals are located in generally larger non-urban service areas in which we believe we are the sole provider of general acute care health services. Those hospitals in non-urban service areas face no direct competition because there are no other hospitals in their primary service areas. However, these hospitals face competition from hospitals outside of their primary service area, including hospitals in urban areas that provide more complex services. Patients in those service areas may travel to these other hospitals for a variety of reasons, including the need for services we do not offer, payor networks that exclude our providers, or physician referrals. Patients who are required to seek services from these other hospitals may subsequently shift their preferences to those hospitals for services we do provide. Our other hospitals, in selected urban service areas, may face competition from hospitals that are more established than our hospitals. Some of our competitors offer services, including extensive medical research and medical education programs that are not offered by our facilities. In addition, in certain markets where we operate, there are large teaching hospitals that provide highly specialized facilities, equipment and services that may not be available at our hospitals. We also face competition from other specialized care providers, including outpatient surgery, orthopedic, oncology and diagnostic centers. Some competitors are implementing physician alignment strategies, such as employing physicians, acquiring physician practice groups, and participating in ACOs, or other clinical integration models. Cost-reduction strategies by large employer groups and their affiliates may increase this competition. We believe that we will continue to face increased competition in outpatient service models that become more integrated through acquisitions or partnerships between physicians, specialized care providers, and managed care payors.

In most markets in which we are not the sole provider of general acute care health services, our primary competitor is a not-for-profit hospital. These hospitals are owned by tax-supported governmental agencies or not-for-profit entities supported by endowments and charitable contributions. These hospitals are exempt from sales, property and income taxes. Such exemptions and support are not available to our hospitals and may provide the tax-supported or not-for-profit entities an advantage in funding general and capital expenditures.

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

Trends towards transparency may have a potential impact on our competitive position in ways that we are unable to predict. CMS publicizes on its Hospital Compare website data that hospitals submit in connection with Medicare reimbursement claims, including performance data related to quality measures and patient satisfaction surveys. Federal law provides for the future expansion of the number of quality measures that must be reported. Currently, hospitals are required to publish online a list of their standard charges for items and services. Beginning in 2021, hospitals are required to publish additional types of standard charges for all items and services, including discounted cash prices and payor-specific and de-identified negotiated charges, in a publicly accessible online file. Hospitals are also required to publish a consumer-friendly list of charges for certain “shoppable” services (i.e., services that can be scheduled by a patient in advance) and any associated ancillary services. In addition, effective January 1, 2022, the No Surprises Act will require providers to send to an insured patient’s health plan good faith estimates of the expected charges for furnishing scheduled items or services, including any item or service that is reasonably expected to be provided in conjunction with the scheduled item or service or that is reasonably expected to be delivered by another provider, before the services are delivered. If a patient is uninsured, the notice must go to the patient. If the actual charges are substantially higher than the estimate, the law includes a dispute resolution process to challenge the higher amount. The No Surprises Act will also prohibit providers from charging patients an amount beyond the in-network cost sharing amount for services rendered by out-of-network providers, subject to limited exceptions.

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

On September 25, 2018, we announced a global resolution and settlement agreements ending the U.S. Department of Justice investigation into certain conduct of HMA and its affiliated entities and settling certain qui tam lawsuits that were initiated and pending, and known to us, before our acquisition by merger of HMA in 2014. Under this settlement, we made payments totaling $266 million, including interest, in the fourth quarter of 2018. See the “Legal Proceedings” discussion in Part II, Item 1 of  our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018 and the press release filed therewith on September 25, 2018 for further discussion of this matter and the details of the settlement. Additionally, under the terms of the global settlement, our existing CIA was amended and extended. The extension began immediately and effectively added two years to the existing CIA, with the amended CIA running through September 2021.

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

Human Capital

Overview

At December 31, 2020, we had approximately 70,000 employees, including approximately 15,000 part-time employees. References herein to “employees” refer to employees of our affiliates. We are subject to various state and federal laws that regulate wages, hours, benefits and other terms and conditions relating to employment. At December 31, 2020, certain employees at seven of our hospitals are represented by various labor unions. It is possible that union organizing efforts will take place at additional hospitals in the future. We consider our employee relations to be good and have not experienced work stoppages that have materially, adversely affected our business or results of operations. In some markets, nurse and medical support personnel availability has become a significant operating issue to healthcare providers. To address this challenge, we have implemented several initiatives to improve retention, recruiting, compensation programs and productivity.

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

Our hospitals, like most hospitals, have experienced rising labor costs. We may be required to continue to enhance wages and benefits to recruit and retain nurses and other medical support personnel or to hire more expensive temporary or contract personnel. As a result, our labor costs could continue to increase. We also depend on the available labor pool of semi-skilled and unskilled employees in each of the markets in which we operate. A newly instituted freeze and review of certain labor regulations, proposed changes to federal labor laws, and other labor-related developments arising from the recent change in presidential administration in the United States could increase the likelihood of employee unionization activity and the ability of employees to unionize. The extent of unionization may affect labor costs in the future. In addition, the states in which we operate could adopt mandatory nurse-staffing ratios or could reduce mandatory nurse-staffing ratios already in place. State-mandated nurse-staffing ratios could significantly affect labor costs, and have an adverse impact on revenues if we are required to limit patient admissions in order to meet the required ratios.

We believe that our employees are vital contributors to our success, and we devote significant resources to recruit, retain and develop our workforce. Certain areas of focus in this regard are summarized below.

Diversity, Equity and Inclusion

We strive to recruit and retain a diverse population of employees with respect to their experiences, education, socioeconomic statuses, races, ethnicities, cultures and genders that are reflective of the communities we serve. We believe that a diverse workforce is a catalyst for positive and consistent patient outcomes and high quality care. By fostering a culture of inclusion, we believe that we are able to retain the best and brightest talent by making all employees feel valued by members of their respective team. Moreover, expansion of our diversity, equity and inclusion efforts is a key initiative in 2021. As evidence of this commitment, we have recently hired a new vice president and a new senior director of diversity, equity and inclusion.

Training and Talent Development

The delivery of high quality patient care is predicated on proper education and continued training. We provide a wide range of development programs and resources to support our employees, including temporary and contract personnel. In this regard, our talent development strategy is facilitated through our Advanced Learning Center (ALC) platform, a web-based portal, which provides employees and contractors access to computer based training courses as well as instructor led classes. Our ALC provides training in many areas, including clinical, compliance, information technology, employee development, health information management, human resources, workplace safety and security, as well as hands on resuscitation skills training. We offer continuing education credits for many of these disciplines. Moreover, in 2020, we completed a transition from the Laerdal resuscitation courses, to the new American Red Cross courses companywide. We are committed to continue to offer a quality library of training courses, which, at present, consists of almost 2,700 courses published companywide, with a significant number of additional courses published at local facility levels.

The quality of our training is assured through a robust annual course review process. Each course is reviewed by the author or subject matter expert for current accuracy of content, relevancy and utilization.  Updates are made based on current standards as well as feedback from individuals who complete the courses. Under the direction of our senior leadership, some courses are assigned to learners based on their role in our organization. The vast majority of the library is available for self-enrollment by our employees at no additional cost to the learner.

Employee Safety

The safety of our employees is of the utmost importance and is key to the continuous delivery of high quality patient care. We strive to protect our employees through continued communication, data analysis, equipment evaluation and education. Leadership methods which employ a “safety-first” mindset are practiced in our hospitals including in safety huddles performed regularly by personnel at our hospitals. Each huddle consists of a three-part agenda: (1) a look back at any significant safety or quality issues in the past 24 hours, (2) a look ahead to any anticipated safety or quality issues in the next 24 hours, and (3) a follow-up on safety critical issues requiring a rapid response.

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

Summary of Risk Factors

The following is a summary of the risk factors set forth below.

Risks Related to Our Indebtedness

•	Our indebtedness could adversely affect our ability to meet obligations under existing indebtedness or raise additional capital.
•	We may be able to incur substantially more debt.
•	We may not be able to generate sufficient cash to service all of our indebtedness.
•	We have a substantial amount of indebtedness with certain series of our outstanding notes and other debt scheduled to mature in close proximity to each other.
•	Restrictive covenants in the agreements governing our indebtedness may adversely affect us.
•	Our variable rate indebtedness subjects us to interest rate risk.
•	If we are unable to make payments on our indebtedness, we could be in default under the terms of our indebtedness agreements.

Risks Related to the COVID-19 Pandemic

•	We expect the COVID-19 pandemic to continue to materially affect our financial performance.
•	There can be no assurance regarding the impact of assistance received or recognized pursuant to the CARES Act and other stimulus legislation.

Risks Related to Our Business

•	If we are unable to complete divestitures as advisable, our financial performance could be adversely affected.
•	The impact of acquisitions could have a negative effect on our operations.
•	If we are unable to effectively compete, patients could use other hospitals and healthcare providers.
•	We may be adversely affected by consolidation among health insurers and other industry participants.
•	The failure to obtain our medical supplies at favorable prices could cause our operating results to decline.
•	Our revenues may decline if reimbursement rates are reduced or if we do not maintain favorable contract terms with payors.
•	Growth in self-pay volume or deterioration in collectability could adversely affect our financial performance.
•	Some of the non-urban communities in which we operate face challenging economic conditions.
•	The demand for our services can be impacted by factors beyond our control.
•	A pandemic, epidemic or outbreak of an infectious disease could adversely impact our business.
•	Our performance depends on our ability to recruit and retain quality physicians.
•	Our labor costs could be adversely affected by various developments.
•	The industry trend towards value-based purchasing may negatively impact our revenues.
•	Our revenues are somewhat concentrated in a small number of states.

Risks Related to Legal Proceedings

•	We are the subject of various legal, regulatory and governmental proceedings.
•	We could be subject to substantial uninsured liabilities or increased insurance costs as a result of significant legal actions.

•	We could be subject to increased monetary penalties and/or other sanctions if we fail to comply with the terms of our CIA.

Risks Related to Government Regulation

•	We are unable to predict the ultimate impact of health reform initiatives, including the Affordable Care Act.
•	If we fail to comply with laws and regulations, we could suffer penalties or be required to make changes to our operations.
•	If there are delays in regulatory updates by governmental entities, we may experience volatility in our operating results.
•	If our adoption and utilization of EHR systems fails to satisfy HHS standards, our financial results could be adversely affected.
•	State efforts to regulate the construction, acquisition or expansion of healthcare facilities could adversely impact us.
•	State efforts to regulate the sale of municipal or not-for-profit hospitals could prevent our acquisition of such hospitals.

Risks Related to Impairment

•	If the fair value of our reporting unit declines, a material non-cash charge to earnings from impairment of our goodwill could result.
•	A significant decline in operating results at one or more of our facilities could result in an impairment in the fair value of our long-lived assets.

Risks Related to Technology

•	Our operations could be significantly impacted by interruptions or restrictions in access to our information systems.
•	If we fail to comply with technology agreements, we may be required to pay damages and could lose license rights.
•	A cyber-attack or security breach could harm our business and patients and expose us to liability.

For a more complete discussion of these risk factors, see below.

Risks Related to Our Indebtedness

Our level of indebtedness could adversely affect our ability to refinance existing indebtedness or raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under the agreements related to our indebtedness.

We have a significant amount of indebtedness, which is more fully described in the Liquidity and Capital Resources section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Form 10-K and Note 6 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this Form 10-K. As of December 31, 2020, we had approximately $11.3 billion aggregate principal amount of secured indebtedness outstanding and approximately $910 million of unsecured indebtedness outstanding, and an additional approximately $529 million of borrowing capacity under the ABL Facility (after taking into account borrowing base limitations and approximately $150 million of outstanding letters of credit).

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
•

it may increase our vulnerability in connection with adverse changes in general economic, industry or competitive conditions, government regulations or other adverse developments, including pandemics, epidemics or the outbreak of infectious diseases.

Despite current indebtedness levels, we may still be able to incur substantially more debt. This could further exacerbate the risks described in this section.

We and our subsidiaries have the ability to incur substantial additional indebtedness in the future, subject to restrictions contained in the ABL Facility and the indentures governing our outstanding notes. The ABL Facility provides for commitments and borrowings of up to approximately $1.0 billion in the aggregate, none of which was drawn on December 31, 2020 The aggregate amount we may draw under the ABL Facility may not exceed the “borrowing base” (as calculated thereunder) less outstanding letters of credit thereunder, which fluctuates from time to time. As of December 31, 2020, we had an additional approximately $529 million (after taking into account borrowing base limitations and approximately $150 million of outstanding letters of credit) available for borrowing under the ABL Facility. Aside from the ABL Facility, our ability to incur other additional secured debt (other than secured debt used to refinance existing secured debt) is highly limited by certain of the indentures governing our outstanding notes. If additional indebtedness is added to our current debt levels, the related risks that we currently face related to indebtedness as noted in this section could increase.

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

We have a substantial amount of indebtedness with certain series of our outstanding notes and other debt scheduled to mature in close proximity to each other.

As further described in the Liquidity and Capital Resources section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Form 10-K and Note 6 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this Form 10-K, we have a substantial amount of indebtedness with certain series of our outstanding notes and other debt scheduled to mature in close proximity to each other. As a result, we may not have sufficient cash to repay all amounts owing under such indebtedness and there can be no assurance that we will have the ability to borrow or otherwise raise the amounts necessary to repay all such amounts. Our ability to refinance our indebtedness on favorable terms, or at all, is dependent on (among other things) conditions in the credit and capital markets which are beyond our control.

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

In addition, our ability to incur additional secured debt (other than (i) secured debt to refinance existing secured debt and (ii) indebtedness incurred under our ABL Facility) is highly limited.

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

Our borrowings under the ABL Facility are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. As of December 31, 2020, there are no borrowings under the ABL Facility.

In addition, certain of our variable rate indebtedness uses London Interbank Offered Rate, or LIBOR, as a benchmark for establishing the rate of interest and may be hedged with LIBOR-based interest rate derivatives. LIBOR is the subject of national, international and other regulatory guidance and proposals for reform. These reforms and other pressures may cause LIBOR to be replaced with a new benchmark or to perform differently than in the past. The consequences of these developments cannot be entirely predicted, but could include an increase in the cost of our variable rate indebtedness.

If we default on our obligations to pay our indebtedness, we could be in default under the terms of the agreements governing our indebtedness.

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

Risks Related to the COVID-19 Pandemic

We expect the COVID-19 pandemic to continue to materially affect our financial performance, and such pandemic may otherwise have material adverse effects on our results of operations, financial condition, and/or our cash flows.

COVID-19 was first identified in Wuhan, China in December 2019, and has spread throughout the world, including across the United States. In January 2020, the Secretary of HHS declared a national public health emergency due to the novel coronavirus. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. In an attempt to contain the spread and impact of COVID-19, authorities throughout the United States and the world have implemented measures such as travel bans and restrictions, quarantines, stay-at-home and shelter-in-place orders, the promotion of social distancing, and limitations on business activity. This pandemic has resulted in a significant economic downturn in the United States and globally, and has also led to significant disruptions and volatility in capital and financial markets. Moreover, while vaccines have been developed and have begun to be distributed in the United States, COVID-19 cases have significantly increased in the United States in recent months compared to earlier levels.

As a provider of healthcare services, we are significantly affected by the public health and economic effects of the COVID-19 pandemic. We have been working with federal, state and local health authorities to respond to COVID-19 cases in the communities we serve and have been taking or supporting measures to try to limit the spread of the virus, protect our employees and mitigate the burden on the healthcare system, including, at times, rescheduling or cancelling elective procedures at our hospitals and other healthcare facilities. In addition, some states have been requiring hospitals to maintain a reserve of personal protective equipment and mandating COVID-19 screening for new patients and certain hospital staff.

Beginning in March 2020, we experienced a substantial reduction in the number of elective surgeries, physician office visits and emergency room volumes at our hospitals and other healthcare facilities due to restrictions on elective procedures, quarantines, stay-at-home and shelter-in-place orders, the promotion of social distancing, as well as general concerns related to the risk of contracting COVID-19 from interacting with the healthcare system. While our patient volumes have recovered in comparison to patient volume levels experienced in March and April 2020 in the immediate aftermath of the pandemic, our patient volumes have not recovered to the pre-COVID-19 levels as the result of the factors noted above.

Although our hospitals have not generally experienced major capacity constraints to date arising from the treatment of COVID-19 patients, there are hospitals in the United States that are located in centers of the COVID-19 outbreak and have been overwhelmed in caring for COVID-19 patients, which has prevented such hospitals from treating all patients who seek care. One or more of our hospitals could be subject to such conditions in the future if a major COVID-19 outbreak occurs in a geographic region where any of our hospitals are located. In addition, some states have been limiting hospital volume by requiring a minimum percentage of vacant beds in case of a surge in COVID-19 patients.

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

Broad economic factors resulting from the COVID-19 pandemic, including elevated unemployment and underemployment levels and reduced consumer spending and confidence, have also adversely affected, and may continue to adversely affect, our service mix, revenue mix, payor mix and/or patient volumes, as well as our ability to collect outstanding receivables. Business closures and layoffs in the geographic areas in which we operate have led to increases in the uninsured and underinsured populations, which may continue to adversely affect demand for our services, as well as the ability of patients and other payors to pay for services rendered. Moreover, we have observed deterioration in the collectability of patient accounts receivable for uninsured persons in comparison to pre-pandemic levels which, if sustained, may continue to adversely affect our financial results and require an increased level of working capital. In addition, our financial performance continues to be adversely affected by federal or state laws, regulations, orders, or other governmental or regulatory actions addressing the current COVID-19 pandemic or the U.S. healthcare system, which have resulted in and may continue to result in direct or indirect restrictions with respect to our business. We may also be subject to lawsuits from patients, employees and others exposed to COVID-19 at our facilities. Such actions may involve large demands, as well as substantial defense costs. Our professional and general liability insurance may not cover all claims against us.

Developments related to COVID-19 materially affected our financial performance during 2020. Additionally, although we are not able to fully quantify the impact that the COVID-19 pandemic will have on our future financial results, we expect developments related to COVID-19 to continue to materially affect our financial performance. Moreover, the COVID-19 pandemic may have material adverse effects on our results of operations, financial position, and/or our cash flows, particularly if negative economic and/or public health conditions in the United States continue to deteriorate or persist for a significant period of time. The ultimate impact of the pandemic on our financial results will depend on, among other factors, the duration and severity of the pandemic and negative economic conditions arising from the pandemic, the volume of canceled or rescheduled procedures at our facilities, the volume of COVID-19 patients cared for across our health systems, the timing and availability of effective medical treatments and vaccines, the timing and effectiveness of the ongoing rollout of currently available vaccines, the spread of potentially more contagious and/or virulent forms of the virus and the impact of government actions and administrative regulation on the hospital industry and broader economy, including through existing and any future stimulus efforts. COVID-19 developments continue to evolve quickly, and additional developments may occur which we are unable to predict. Furthermore, the COVID-19 pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, which could reduce our ability to access capital and negatively affect our liquidity in the future. Finally, the pandemic could heighten the level of risk in certain of the other risk factors described in this Form 10-K.

There is a high degree of uncertainty regarding the implementation and impact of the CARES Act and other stimulus legislation. There can be no assurance as to the total amount and types of assistance we will recognize or receive or that we will be able to benefit from provisions intended to increase access to resources and ease regulatory burdens for healthcare providers.

The CARES Act is a $2 trillion economic stimulus package that was signed into law on March 27, 2020, in response to the COVID-19 pandemic. The Paycheck Protection Program and Health Care Enhancement Act, or PPPHCE Act, and the CAA, both expansions of the CARES Act that include additional emergency appropriations, were signed into law on April 24, 2020 and December 27, 2020, respectively. In total, the CARES Act, PPPHCE Act, and the CAA authorize $178 billion in funding to be distributed to hospitals and other healthcare providers through the PHSSEF. These funds are intended to reimburse eligible providers, including public entities and Medicare- and/or Medicaid-enrolled providers and suppliers, lost revenues and incremental expenses attributable to the COVID-19 pandemic. Recipients are not required to repay these funds, provided that they attest to and comply with certain terms and conditions, including limitations on balance billing, not using funds received from the PHSSEF to reimburse expenses or losses that other sources are obligated to reimburse and audit and reporting requirements. HHS has paid or allocated a portion of the total PHSSEF funding, but has not yet announced the precise method by which all future payments from the PHSSEF will be determined or allocated.

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

In addition to financial assistance, the CARES Act and related legislation include provisions intended to increase access to medical supplies and equipment and ease legal and regulatory burdens on healthcare providers. For example, the CARES Act and related legislation suspend the Medicare sequestration payment adjustment from May 1, 2020 through March 31, 2021 (but extend sequestration through 2030), provide for a 20% add-on payment under the hospital inpatient prospective payment system for care provided to patients with COVID-19, expand access to and payment for telehealth services under Medicare, prioritize review of drug applications to help with shortages of emergency drugs, and delay Medicaid disproportionate share hospital reductions.

Due to the recent enactment of the CARES Act and other legislation, there is still a high degree of uncertainty surrounding the implementation of such legislation. In this regard, PHSSEF payments to us are recognized as a reduction to operating costs and expenses only to the extent that we are reasonably assured that the underlying terms and conditions of such payments are met. Moreover, HHS’ interpretation of such underlying terms and conditions continues to evolve, and additional guidance or new and amended interpretations of existing guidance on such underlying terms and conditions may result in our inability to recognize additional PHSSEF payments or may result in the derecognition of amounts previously recognized, which (in any such case) may be material. In addition, to the extent that any unrecognized PHSSEF payments that have been or may be received by us do not qualify for reimbursement based on our future operations, we may be required to return such unrecognized payments to HHS following the end of the COVID-19 pandemic or other future time as may be determined by HHS guidance. Further, we are subject to reporting and audit requirements for funds received and recognized. Failure to comply with reporting requirements or adverse results of audits of amounts received and recognized may require us to return such amounts as may be determined by HHS. Some of the measures allowing for flexibility in delivery of care and various financial supports for health care providers are available only for the duration of the public health emergency, and it is unclear whether or for how long the HHS declaration will be extended. The current declaration expires April 21, 2021. The HHS Secretary may choose to renew the declaration for successive 90-day periods for as long as the emergency continues to exist and may terminate the declaration whenever the Secretary determines that the public health emergency no longer exists. Additionally, the federal government may consider additional stimulus and relief efforts, but we are unable to predict whether any additional stimulus measures will be enacted or their impact. We are unable to assess the extent to which anticipated ongoing negative impacts on us arising from the COVID-19 pandemic will be offset by benefits which we may recognize or receive in the future under the CARES Act and other stimulus legislation or any future stimulus measures. Further, there can be no assurance that the terms of provider relief funding or other programs will not change in ways that affect our funding or eligibility to participate. We continue to assess the potential impact of the COVID-19 pandemic and government responses to the pandemic on our business, results of operations, financial position and cash flows.

Risks Related to Our Business

If we are unable to complete divestitures as we may deem advisable, our results of operations and financial condition could be adversely affected.

Since 2017, we implemented a portfolio rationalization and deleveraging strategy, by divesting hospitals and non-hospital businesses that are attractive to strategic and other buyers. We completed this initiative at the end of 2020.  However, we continue to receive interest from potential acquirers for certain of our hospitals, and may, from time to time, consider selling additional hospitals if we consider any such disposition to be in our best interests. Generally, the businesses that we have been divesting are not in one of our strategically beneficial service areas, are less complementary to our business strategy and/or have lower operating margins. In connection with our divestiture initiative, we received offers from strategic buyers to buy certain of our assets. After considering these offers, we have divested, and may continue to divest, hospitals and non-hospital businesses when we find such offers to be attractive and in line with our operating strategy. However, there is no assurance that potential divestitures will be completed or, if they are completed, the aggregate amount of proceeds we will receive, that potential divestitures will be completed within our targeted timeframe, or that potential divestitures will be completed on terms favorable to us. Additionally, the results of operations for these hospitals and non-hospital businesses that we may divest and the potential gains or losses on the sales of those businesses may adversely affect our profitability. Moreover, we may incur asset impairment charges related to potential or completed divestitures that reduce our profitability. In addition, after entering into a definitive agreement, we may be subject to the satisfaction of pre-closing conditions as well as necessary regulatory and governmental approvals, which, if not satisfied or obtained, may prevent us from completing the sale. Divestitures may also involve continued financial exposure related to the divested business, such as through indemnities or retained obligations, that present risk to us.

Any future divestiture activities may present financial, managerial, and operational risks. Those risks include diversion of management attention from improving existing operations; additional restructuring charges and the related impact from separating personnel, renegotiating contracts, and restructuring financial and other systems; adverse effects on existing business relationships with patients and third-party payors; and the potential that the collectability of any patient accounts receivable retained from any divested hospital may be adversely impacted. Any of these factors could adversely affect our financial condition and results of operations.

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

If we are unable to effectively compete, patients could use other hospitals and healthcare providers, and our business may otherwise be adversely impacted.

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

The majority of our hospitals are located in generally larger non-urban service areas where we believe we are the sole provider of general acute care health services. As a result, the most significant competition from providers of general acute care services comes from hospitals outside of our primary service areas, typically hospitals in larger urban areas that provide more complex services. Patients in our primary service areas may travel to other hospitals because of physician referrals, payor networks that exclude our providers or the need for services we do not offer, among other reasons. Patients who receive services from these other hospitals may subsequently shift their preferences to those hospitals for the services we provide.

At December 31, 2020, 29 of our hospitals competed with more than one other non-affiliated hospital in their respective primary service areas. In most markets in which we are not the sole provider of general acute care health services, our primary competitor is a municipal or not-for-profit hospital. These hospitals are owned by tax-supported governmental agencies or not-for-profit entities supported by endowments and charitable contributions. These hospitals are exempt from sales, property and income taxes. Such exemptions and support are not available to our hospitals and may provide the tax-supported or not-for-profit entities an advantage in funding general and capital expenditures and offering services more specialized than those available at our hospitals. If our competitors are better able to attract patients with these offerings, we may experience an overall decline in patient volume.

Trends toward transparency and value-based purchasing may have an impact on our competitive position and patient volumes in ways that we are unable to predict. The CMS Care Compare website makes available to the public certain data that hospitals submit in connection with Medicare reimbursement claims, including performance data related to quality measures and patient satisfaction surveys. Further, every hospital must establish and update annually a public, online listing of the hospital’s standard charges for items and services. As of January 2021, hospitals are required to publish additional types of standard charges for all items and services, including discounted cash prices and payor-specific charges, along with a consumer-friendly list of charges for certain “shoppable” services. If any of our hospitals achieve poor results (or results that are lower than our competitors) on the quality measures or on patient satisfaction surveys, or if our standard charges are higher than our competitors, we may attract fewer patients. The No Surprises Act creates additional price transparency requirements beginning January 1, 2022, including requiring providers to send health plans of insured patients and uninsured patients a good faith estimate of the expected charges and diagnostic codes prior to the scheduled date of the service or item. It is unclear how price transparency requirements and similar initiatives will affect consumer behavior, our relationships with payors, or our ability to set and negotiate practices.

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

We have a participation agreement with HealthTrust, a GPO. The current term of this agreement expires in January 2022, with automatic renewal terms of one year unless either party terminates by giving notice of non-renewal. GPOs attempt to obtain favorable pricing on medical supplies with manufacturers and vendors, sometimes by negotiating exclusive supply arrangements in exchange for discounts. To the extent these exclusive supply arrangements are challenged or deemed unenforceable, we could incur higher costs for our medical supplies obtained through HealthTrust. Further, costs of supplies and drugs may continue to increase due to market pressure from pharmaceutical companies and new product releases. The COVID-19 pandemic is causing increased demand for personal protective equipment and other medical supplies, resulting in higher costs and supply shortages. Higher costs could continue to adversely impact our operating results. Also, there can be no assurance that our arrangement with HealthTrust will provide the discounts we expect to achieve.

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

In 2020, 37.3% of our net operating revenues, came from the Medicare and Medicaid programs. However, as federal healthcare expenditures continue to increase and state governments continue to face budgetary shortfalls, federal and state governments have made, and continue to make, significant changes in the Medicare and Medicaid programs, including reductions in reimbursement levels. In addition, CMS may implement changes through new or modified demonstration projects authorized pursuant to Medicaid waivers. In January 2020, CMS announced a demonstration project allowing for a block grant funding model. Some of these changes have decreased, or could decrease, the amount of money we receive for our services relating to these programs.

In addition, government and commercial payors as well as other third parties from whom we receive payment for our services attempt to control healthcare costs by, for example, requiring hospitals to discount payments for their services in exchange for exclusive or preferred participation in their benefit plans, restricting coverage through utilization review, reducing coverage of inpatient and emergency room services and shifting care to outpatient settings, requiring prior authorizations, and implementing alternative payment models. The ability of commercial payors to control healthcare costs using these measures may be enhanced by the increasing consolidation of insurance and managed care companies and vertical integration of health insurers with healthcare providers. Limitations on balance billing may also reduce the amount that hospitals and other providers are able to collect for out-of-network services.  For example, effective January 1, 2022, the No Surprises Act, will prohibit providers from charging patients an amount beyond the in-network cost sharing amount for services rendered by out-of-network providers, subject to limited exceptions. In addition, price transparency initiatives may impact our ability to obtain or maintain favorable contract terms. For example, hospitals are required by federal regulation to publish online payor-specific negotiated charges and de-identified minimum and maximum charges. Further, beginning in 2022, providers will be required to send an insured patient’s health plans a good faith estimate of expected charges and diagnostic codes prior to when the patient is scheduled to receive an item or service.

In 2020, 62.9% of our net operating revenues came from commercial payors. Our contracts with payors require us to comply with a number of terms related to the provision of services and billing for services. If we are unable to negotiate increased reimbursement rates, maintain existing rates or other favorable contract terms, effectively respond to payor cost controls and reimbursement policies or comply with the terms of our payor contracts, the payments we receive for our services may be reduced. Also, we are increasingly involved in disputes with payors and experience payment denials, both prospectively and retroactively. In addition, individuals have been increasingly enrolling in high-deductible health plans, which tend to have lower reimbursement rates for providers along with higher co-pays and deductibles due from the patient in comparison to traditional health plans. These higher co-pays and deductibles due from patients are subject to increased collection cost and risk. These high-deductible health plans, sometimes referred to as consumer-directed plans, may even exclude our hospitals and employed physicians from coverage.

If we experience growth in self-pay volume and revenues or if we experience continued deterioration in the collectability of patient responsibility accounts, our financial condition or results of operations could be adversely affected.

Our primary collection risks relate to uninsured patients and outstanding patient balances for which the primary insurance payor has paid some but not all of the outstanding balance, with the remaining outstanding balance (generally deductibles and co-payments) owed by the patient. Collections are impacted by the economic ability of patients to pay and the effectiveness of our collection efforts. Significant changes in payor mix, business office operations, economic conditions or trends in federal and state governmental healthcare coverage may affect our collection of accounts receivable and are considered in our estimates of accounts receivable collectability. Moreover, as noted above, we have observed deterioration in the collectability of patient accounts receivable for uninsured patients in comparison to pre-pandemic levels as the result of adverse economic conditions arising from the COVID-19 pandemic, which deterioration, if sustained, may continue to adversely affect our financial results and require an increased level of working capital.

Efforts to repeal or revise the Affordable Care Act have cast considerable uncertainty on the future of the law and its effects on the size of the uninsured population. For example, effective January 1, 2019, Congress eliminated the financial penalty associated with the Affordable Care Act’s mandate that individuals enroll in an insurance plan. In December 2018, as a result of this change, a federal judge in Texas found the individual mandate unconstitutional and determined that the rest of the Affordable Care Act was therefore invalid. In December 2019, the Fifth Circuit Court of Appeals upheld this decision with respect to the individual mandate, but remanded for further consideration of how this affects the rest of the law. On November 10, 2020, the Supreme Court heard oral arguments, and it remains unclear how or when the Supreme Court will rule. Pending the appeals process, the law remains in place. In addition, the Medicaid program continues to evolve, both as a result of the Affordable Care Act and subsequent legislation and agency initiatives. Changes include the number and identity of states that choose to expand or otherwise modify Medicaid programs and the terms of expansion and other program modifications. Some of these program changes, such as requirements that Medicaid recipients meet certain work requirements, have reduced and may continue to reduce the number of program participants in certain states, although President Biden has issued executive orders directing agencies to re-examine measures that reduce coverage or undermine Medicaid programs, including work requirements. These variables, among others, make it difficult to predict the number of uninsured individuals and what percentage of our total revenue will be comprised of self-pay revenues.

We may be adversely affected by the growth in patient responsibility accounts as a result of increases in the adoption of plan structures, including health savings accounts, narrow networks and tiered networks, which shift greater responsibility for care to individuals through greater exclusions and copayment and deductible amounts. Further, our ability to collect patient responsibility accounts may be limited by statutory, regulatory and investigatory initiatives, including private lawsuits directed at hospital charges and collection practices for uninsured and underinsured patients and regulatory restrictions on charges for out-of-network services. In addition, a further deterioration of economic conditions in the United States could potentially lead to higher levels of uninsured patients, result in higher levels of patients covered by lower paying government programs, result in fiscal uncertainties at both government payors and private insurers and/or limit the economic ability of patients to make payments for which they are responsible. If we experience growth in self-pay volume or continued deterioration in collectability of patient responsibility accounts, our financial condition or results of operations could be adversely affected.

Some of the non-urban communities in which we operate continue to face challenging economic conditions, and the failure of certain employers, or the closure of certain manufacturing and other facilities in our markets, could have a disproportionate impact on our hospitals.

In addition to the impacts arising from the general economic downturn in the United States in 2020 arising from the COVID-19 pandemic as noted above, some of the non-urban communities in which we operate have been facing challenging economic conditions which predate the pandemic, including higher levels of unemployment than other regions of the United States. In addition, the economies in the non-urban communities in which our hospitals primarily operate are often dependent on a small number of large employers, especially manufacturing or similar facilities. These employers often provide income and health insurance for a disproportionately large number of community residents who may depend on our hospitals for care. The failure of one or more large employers, or the closure or substantial reduction in the number of individuals employed at manufacturing or other facilities located in or near many of the non-urban communities in which our hospitals primarily operate, could cause affected employees to move elsewhere for employment or lose insurance coverage that was otherwise available to them. When patients are experiencing personal financial difficulties or have concerns about general economic conditions, they may:

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

Our admissions and adjusted admissions as well as acuity trends may be impacted by factors beyond our control. For example, seasonal fluctuations in the severity of influenza and other critical illnesses, such as COVID-19, unplanned shutdowns or unavailability of our facilities due to weather or other unforeseen events, decreases in trends in high acuity service offerings, changes in competition from other service providers, turnover in physicians affiliated with our hospitals, or changes in medical technology can have an impact on the demand for services at our hospitals and affiliated providers. The impact of these or other factors beyond our control could have an adverse effect on our business, financial position and results of operations.

A pandemic, epidemic or outbreak of an infectious disease in the markets in which we operate or that otherwise impacts our facilities could adversely impact our business.

In addition to the adverse impacts of the COVID-19 pandemic discussed above, if another pandemic, epidemic, or outbreak of an infectious disease or other public health crisis were to affect our markets, our business could be adversely affected. Any such crisis could diminish the public trust in healthcare facilities, especially hospitals that fail to accurately or timely diagnose, or that are treating (or have treated) patients affected by contagious diseases. If any of our facilities were involved in treating patients for such a contagious disease, other patients might cancel elective procedures or fail to seek needed care at our facilities. Patient volumes may decline or volumes of uninsured and underinsured patients may increase, depending on the economic circumstances surrounding the pandemic, epidemic, or outbreak. Further, any such pandemic might adversely impact our business by causing a temporary shutdown or diversion of patients, by disrupting or delaying production and delivery of materials and products in the supply chain or by causing staffing shortages in our facilities. Although we have disaster plans in place and operate pursuant to infectious disease protocols, the potential impact, as well as the public’s and government’s response to, of any such pandemic, epidemic or outbreak of an infectious disease with respect to our markets or our facilities is difficult to predict and could adversely impact our business.

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

In addition to our physicians, the operations of our healthcare facilities are dependent on the efforts, abilities and experience of our facility management and medical support personnel, such as nurses, pharmacists and lab technicians. We compete with other healthcare providers in recruiting and retaining qualified facility management and support personnel responsible for the daily operations of our healthcare facilities, including nurses and other non-physician healthcare professionals. In some markets, the availability of nurses and other medical support personnel has been a significant operating issue to healthcare providers. We may be required to continue to enhance wages and benefits to recruit and retain nurses and other medical support personnel or to hire more expensive temporary or contract personnel. In addition, the states in which we operate could adopt mandatory nurse-staffing ratios or could reduce mandatory nurse-staffing ratios already in place. State-mandated nurse-staffing ratios could significantly affect labor costs and have an adverse impact on revenues if we are required to limit admissions in order to meet the required ratios.

Moreover, a newly instituted freeze and review of certain labor regulations, proposed changes to federal labor laws, and other labor-related developments arising from the recent change in presidential administration in the United States could increase the likelihood of employee unionization activity and the ability of employees to unionize. Increased or ongoing labor union activity could also adversely affect our labor costs or otherwise adversely impact us. In addition, when negotiating collective bargaining agreements with unions, whether such agreements are renewals or first contracts, there is the possibility that strikes could occur during the negotiation process, and our continued operation during any strikes could increase our labor costs and otherwise adversely impact us.

If our labor costs continue to increase, we may not be able to raise rates to offset these increased costs. Because a significant percentage of our revenues consists of fixed, prospective payments, our ability to pass along increased labor costs is constrained. In the event we are not entirely effective at recruiting and retaining qualified facility management, nurses and other medical support personnel, or in controlling labor costs, this could have an adverse effect on our results of operations.

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

HHS has focused on tying Medicare payments to quality or value through alternative payment models, which generally aim to make providers attentive to the quality and cost of care they deliver to patients. Examples of alternative payment models include ACOs and bundled payment arrangements. An ACO is a care coordination model intended to produce savings as a result of improved quality and operational efficiency. In bundled payment models, providers receive one payment for services provided to patients for certain medical conditions or episodes of care, accepting accountability for costs and quality of care. Providers may receive supplemental Medicare payments or owe repayments to CMS depending on whether spending exceeds or falls below a specified spending target and whether certain quality standards are met. Currently, participation in Medicare bundled payment programs is voluntary, except for some mandatory programs in selected markets. CMS has required hospitals located in certain geographic areas to participate in a bundled payment program for specified orthopedic procedures, which is scheduled to run through September 30, 2021. CMS is requiring certain hospitals to participate in new mandatory bundled payment initiatives for end-stage renal disease treatment, which began January 1, 2021, and radiation oncology, beginning as early as January 1, 2022. CMS has indicated that it is developing more voluntary and mandatory bundled payment models.

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

Our revenues are particularly sensitive to regulatory and economic changes in states in which we generate a significant portion of our revenues, including Indiana, Florida and Texas. Accordingly, any change in the current demographic, economic, competitive, or regulatory conditions in these states could have an adverse effect on our business, financial condition, or results of operations. Changes to the Medicaid programs in these states could also have an adverse effect on our business, financial condition, results of operations, or cash flows. The Texas Healthcare Transformation and Quality Improvement Program, or the Texas Waiver Program, which provides funding for uncompensated care and delivery system reform initiatives, is operated under a waiver granted pursuant to Section 1115 of the Social Security Act. In December 2017, CMS approved an extension of this waiver through September 30, 2022. In accordance with this extension, Texas has submitted a plan to CMS for approval that outlines the state’s transition away from funding for its Delivery System Reform Incentive payment program, which currently provides support to hospitals and other providers to reform healthcare delivery systems. We cannot guarantee that revenues recognized from the program will not decrease or predict whether the Texas Waiver Program will be further extended or changed.

Risks Related to Legal Proceedings

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

We could be subject to increased monetary penalties and/or other sanctions, including exclusion from federal healthcare programs, if we fail to comply with the terms of our CIA.

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

Risks Related to Government Regulation

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

The Affordable Care Act is the most prominent of these reform efforts. The law expands health insurance coverage through a combination of public program expansion and private sector health insurance reforms, mandates that substantially all U.S. citizens maintain health insurance coverage, reduces Medicare reimbursement to hospitals, and promotes value-based purchasing. Court challenges and efforts by the previous presidential administration and certain members of Congress to repeal or make significant changes to the Affordable Care Act, its implementation and/or its interpretation have cast considerable uncertainty on the future of the law. For example, in June 2018, the Department of Labor issued a final rule expanding availability of association health plans, which are not required to adhere to specific Affordable Care Act coverage mandates. It remains unclear what executive and regulatory actions the Biden administration will implement and propose with respect to the Affordable Care Act and how such actions will impact our business.

Additionally, effective January 2019, the financial penalty for individuals that fail to maintain insurance coverage associated with the individual mandate was eliminated. In December 2018, as a result of this change, a federal judge in Texas found the individual mandate unconstitutional and determined the rest of the Affordable Care Act was therefore invalid. In December 2019, the Fifth Circuit Court of Appeals upheld this decision with respect to the individual mandate, but remanded for further consideration of how this affects the rest of the law. On January 29, 2020, the Fifth Circuit denied a rehearing en banc. On March 2, 2020, the Supreme Court announced that it would consolidate two cases on the constitutionality of the Affordable Care Act.  On November 10, 2020, the Supreme Court heard oral arguments, and it remains unclear how or when the Supreme Court will rule.  The law remains in place pending the appeals process. The effective elimination of the individual mandate and other changes may impact the number of individuals that elect to obtain public or private health insurance or the scope of such coverage, if purchased.

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

There is also uncertainty regarding whether other health reform measures will be adopted, what alternative provisions, if any, will be enacted, the timing and implementation of alternative provisions, and the impact of alternative provisions on providers as well as other healthcare industry participants. For example, CMS administrators have indicated that they intend to grant states additional flexibility in the administration of state Medicaid programs, including expanding the scope of waivers under which states may impose different eligibility or enrollment restrictions or otherwise implementing programs that vary from federal standards. CMS administrators have also signaled interest in changing Medicaid payment models, including allowing states to obtain funding through a block grant program and adopting value-based care models. Other health reform initiatives and proposals such as the limitations and prohibitions on surprise billing enacted under the No Surprises Act and price transparency requirements, may impact prices, our competitive position and our relationships with patients, insurers, and ancillary providers (such as anesthesiologists, radiologists, and pathologists). Further, the potential impact on health reform effects from the outcome of the 2020 federal election is unknown, although President Biden has indicated through executive orders that his administration intends to protect and strengthen the Affordable Care Act and Medicaid programs. Members of Congress have proposed measures that would expand government-sponsored coverage, including single-payor proposals, and some states are considering similar measures. Other industry participants, such as private payors and large employer groups and their affiliates, may also introduce financial or delivery system reforms. We are unable to predict the nature and success of such initiatives, but they may have an adverse impact on our business.

If we fail to comply with extensive laws and government regulations, including fraud and abuse laws, we could suffer penalties or be required to make significant changes to our operations.

The healthcare industry is governed by laws and regulations at the federal, state and local government levels. These laws and regulations include standards addressing, among other issues, the adequacy of medical care, equipment, personnel, operating policies and procedures; billing and coding for services; properly handling overpayments; classification of levels of care provided; preparing and filing cost reports; relationships with referral sources and referral recipients; maintenance of adequate records; hospital use; rate-setting; compliance with building codes; environmental protection; privacy and security; interoperability and refraining from information blocking; debt collection; and communications with patients and consumers. Examples of these laws include, but are not limited to, HIPAA, the Stark Law, the federal Anti-Kickback Statute, the FCA, the EMTALA and similar state laws. If we fail to comply with applicable laws and regulations we could suffer civil sanctions and criminal penalties, including the loss of our operating licenses and our ability to participate in the Medicare, Medicaid and other federal and state healthcare programs.

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

Moreover, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and implementing regulations establish national privacy and security standards for the protection of PHI by health plans, healthcare clearinghouses and certain healthcare providers, referred to as covered entities, and the business associates with whom such covered entities contract for services. HIPAA requires covered entities like us to develop and maintain policies and procedures with respect to the privacy and security of PHI and to adopt administrative, physical and technical safeguards to protect such information. HIPAA also requires covered entities to use standard transaction code sets and standard identifiers when submitting or receiving certain electronic healthcare transactions, including activities associated with the billing and collection of healthcare claims.

Violations of HIPAA may result in significant civil and criminal penalties. A single breach incident can result in violations of multiple standards. HIPAA also authorizes state attorneys general to file suit on behalf of their residents. Courts may award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. Although HIPAA does not create a private right of action allowing individuals to sue in civil court for violations, the laws and regulations have been used as the basis for duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI. In addition, HIPAA requires the Secretary of HHS to conduct periodic compliance audits of covered entities or business associates. From time to time, we must respond to investigations by OCR with respect to alleged HIPAA violations. We believe our potential liability with respect to such investigations currently pending is not material to our financial position.

HIPAA requires covered entities to notify individuals of any unauthorized acquisition, access, use, or disclosure of their unsecured PHI that compromises the privacy or security of such information, with certain exceptions related to unintentional or inadvertent use or disclosure by employees or authorized individuals. Such notifications must be made without unreasonable delay not to exceed 60 calendar days after discovery of the breach. If a breach affects 500 patients or more, it must be reported to HHS without unreasonable delay, and HHS will post the name of the breaching entity on its public web site. Breaches affecting more than 500 patients in the same state or jurisdiction must also be reported to the media. If a breach involves fewer than 500 people, the covered entity must record it in a log and notify HHS at least annually.

Many states in which we operate also have state laws that protect the privacy and security of PHI and other personal information and regulate the collection, use, retention, disclosure, transfer and other processing as well. These laws may be similar to or even more protective than HIPAA, including requiring breach notifications to be provided within shorter time frames. Where state laws are more protective than HIPAA, we have to comply with their stricter provisions. Not only may some of these state laws impose fines and penalties upon violators, but some may afford private rights of action to individuals who believe their personal information has been misused. The interplay of federal and state laws may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and potentially exposing us to additional expense, adverse publicity and liability. We may not remain in compliance with diverse privacy and security requirements in all of the jurisdictions in which we do business, particularly to the extent they are inconsistent, rapidly changing and/or ambiguous and uncertain as to their applicability to our business practices.

In addition to HIPAA, the Federal Trade Act, state consumer protection laws, and privacy laws regulating the collection, use, retention, disclosure, transfer and processing of consumer information, our marketing and patient engagement activities are also subject to communications privacy laws such as the Telephone Consumer Protection Act, or the TCPA. In addition, commercial email messages we send (or that vendors send on our behalf) are regulated under the Controlling the Assault of Non-Solicited Pornography and Marketing Act, or CAN-SPAM. While we strive to adhere to strict policies and procedures that comply with the TCPA and, CAN-SPAM, the Federal Communications Commission, as the agency that implements and enforces the TCPA, and the Federal Trade Commission, which enforces CAN-SPAM, may disagree with our interpretation of these laws, TCPA and subject us to penalties and other consequences for noncompliance. Determination by a court or regulatory agency that our calling, texting or email practices violate the TCPA or CAN-SPAM could subject us to civil penalties and could require us to change some portions of our business.

Even an unsuccessful challenge by patients or regulatory authorities of our activities could result in adverse publicity and could require a costly response from and defense by us.

If we fail to comply with these or other applicable laws and regulations, which are subject to change, we could be subject to liabilities, including civil penalties, money damages, the loss of our licenses to operate one or more facilities, exclusion of one or more facilities from participation in the Medicare, Medicaid and other federal and state health care programs, civil lawsuits and criminal penalties. The costs of compliance with, and the other burdens imposed by, these and other laws or regulatory actions may increase our operational costs, result in interruptions or delays in the availability of systems and/or result in a patient volume decline. We may also face audits or investigations by one or more domestic or foreign government agencies relating to our compliance with these regulations. An adverse outcome under any such investigation or audit could result in liability, result in adverse publicity, and adversely affect our business.

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

Under HITECH and other laws, eligible hospitals that fail to demonstrate meaningful use of certified EHR technology and have not applied and qualified for a hardship exception are subject to reduced reimbursement from Medicare. Eligible healthcare professionals are also subject to positive or negative payment adjustments based, in part, on their use of EHR technology. Thus, if our hospitals and employed professionals are unable to properly adopt, maintain, and utilize certified EHR systems, we could be subject to penalties and lawsuits that may have an adverse effect on our consolidated financial position and consolidated results of operations.

The federal government is also promoting the efficient exchange of health care information to improve health care. The 21st Century Cures Act and implementing regulations prohibit information blocking by health care providers and certain other entities, which is defined as engaging in activities that are likely to interfere with the access, exchange or use of electronic health information, subject to limited exceptions. Initiatives related to health care technology and interoperability may require changes to our operations, impose new and complex obligations on us, affect our relationships with providers, vendors and other third parties and require investments in infrastructure. We may be subject to penalties or other disincentives or experience reputational damage for failure to comply.

State efforts to regulate the construction, acquisition or expansion of healthcare facilities could limit our ability to build or acquire additional healthcare facilities, renovate our facilities or expand the breadth of services we offer.

Some states in which we operate require a CON or other prior approval for the construction or acquisition of healthcare facilities, capital expenditures exceeding a prescribed amount, changes in bed capacity or services and some other matters. In evaluating a proposal, these states consider the need for additional or expanded healthcare facilities or services. If we are not able to obtain required CONs or other prior approvals, we will not be able to acquire, operate, replace or expand our facilities or expand the breadth of services we offer. Furthermore, if a CON or other prior approval upon which we relied to invest in construction of a replacement or expanded facility were to be lost through an appeal process or revoked, we may not be able to recover the value of our investment.

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

Risks Related to Impairment

If the fair value of our reporting unit declines, a material non-cash charge to earnings from impairment of our goodwill could result.

At December 31, 2020, we had approximately $4.2 billion of goodwill. We expect to recover the carrying value of this goodwill through our future cash flows. On an ongoing basis, under GAAP, we evaluate, based on the fair value of our reporting unit, whether the carrying value of our goodwill is impaired when events or changes in circumstances indicate that such carrying value may not be recoverable. GAAP requires us to test goodwill for impairment at least annually.

A detailed evaluation of potential impairment indicators was performed as of December 31, 2020, which specifically considered the volatility of the fair market value of our outstanding senior secured and unsecured notes and common stock during the year ended December 31, 2020, as well as declines in patient volumes and net operating revenues resulting from the COVID-19 pandemic. On the basis of available evidence as of December 31, 2020, no impairment indicators were identified.

In addition, our most recent annual goodwill evaluations were performed during the fourth quarter of 2020, with an October 31, 2020 measurement date. While no impairment was indicated in our most recent annual goodwill evaluations as of the October 31, 2020 (or in our 2019 and 2018 goodwill impairment evaluations), we recorded material non-cash impairment charges during 2016 and 2017 which reduced the carrying value of our hospital operations reporting unit to an amount equal to our estimated fair values as of such prior year measurement dates. This increases the risk that future declines in fair value could result in goodwill impairment. The determination of fair value in step one of our goodwill impairment analysis is based on an estimate of fair value for the hospital operations reporting unit utilizing known and estimated inputs at the evaluation date. Some of those inputs include, but are not limited to, the most recent price of our common stock or fair value of our long-term debt, estimates of future revenue and expense growth, estimated market multiples, expected capital expenditures, income tax rates, and costs of invested capital. Future estimates of fair value could be adversely affected if the actual outcome of one or more of these assumptions changes materially in the future, including any decline in our stock price or fair value of our long-term debt, increased volatility of our stock price or the fair value of our long-term debt, lower than expected net operating revenues or patient volumes, higher market interest rates or increased operating costs, including in any such case as the result of conditions related to the COVID-19 pandemic. Such changes impacting the calculation of our fair value could result in a material impairment charge in the future.

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

Risks Related to Technology

Our operations could be significantly impacted by interruptions or restrictions in access to our information systems.

Our operations depend heavily on the proper function, availability and security of our information systems, as well as those of our third-party providers, to collect, maintain, process and use sensitive data and other clinical, operational and financial information. Information systems require an ongoing commitment of significant resources to maintain and enhance existing systems and to develop new systems in order to keep pace with continual changes in information technology. We also sometimes rely on third-party providers of financial, clinical, patient accounting and network information services and, as a result, we face operational challenges in maintaining multiple provider platforms and facilitating the interface of such systems with one another. We rely on these third-party providers to have appropriate controls to protect confidential information and other sensitive or regulated data. We do not control the information systems of third-party providers, and in some cases we may have difficulty accessing information archived on third-party systems.

Our networks and information systems are also subject to disruption due to events such as a major earthquake, fire, telecommunications failure, power outages, new system implementations, computer viruses, ransomware or other malware, security breaches, cyber-attacks, employee usage errors, acts of war,  terrorist or criminal activities or other catastrophic events. If the information systems on which we rely fail or are interrupted or if our access to these systems is limited in the future, it could have an adverse effect on our business, financial condition or results of operations.

If we fail to comply with our obligations under license or technology agreements with third parties, we may be required to pay damages and we could lose license rights that are critical to our business.

We license certain intellectual property, including technologies and software from third parties, that is important to our business, and in the future we may enter into additional agreements that provide us with licenses to valuable intellectual property or technology. If we fail to comply with any of the obligations under our license agreements, we may be required to pay damages and the licensor may have the right to terminate the license. Termination by the licensor would cause us to lose valuable rights, and could prevent us from selling our solutions and services, or adversely impact our ability to commercialize future solutions and services. Our business would suffer if any current or future licenses terminate, if the licensors fail to abide by the terms of the license agreement, if the licensors fail to enforce licensed intellectual property against infringing third parties, if the licensed intellectual property are found to be invalid or unenforceable, or if we are unable to enter into necessary license agreements on acceptable terms or at all. Any of the foregoing could have an adverse effect on our business, financial condition or results of operations.

A cyber-attack or security breach could result in the compromise of our facilities, confidential data or critical data systems and give rise to potential harm to patients, remediation and other expenses, expose us to liability under HIPAA, HITECH, privacy and data protection laws and regulations, consumer protection laws, common law or other theories, subject us to litigation and federal and state governmental inquiries, damage our reputation, and otherwise be disruptive to our business.

We rely extensively on computer systems to manage clinical and financial data, communicate with our patients, payors, vendors and other third parties and summarize and analyze operating results. We have made significant investments in technology to protect our systems, equipment and medical devices and information from cybersecurity risks. During the second quarter of 2014, our computer network was the target of an external, criminal cyber-attack in which the attacker successfully copied and transferred certain data outside the Company. This data included certain non-medical patient identification data (such as patient names, addresses, birthdates, telephone numbers and social security numbers) considered protected health information, or PHI, under HIPAA, but did not include patient credit card, medical or clinical information. The remediation efforts in response to the attack have been substantial, including continued development and enhancement of our controls, processes and practices designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access. In connection with the cyber-attack, we were subject to multiple purported class action lawsuits and government investigations by various State Attorneys General and the U.S. Department of Health and Human Services Office for Civil Rights, or OCR, which resulted in settlement agreements, a corrective action plan, a two-year monitoring period, and additional requirements, including obligations related to our security measures, risk analysis, risk management plan, training, internal reporting, and policies and procedures.

In spite of our security measures, there can be no assurance that we, or our third-party vendors and providers, will not be subject to additional cyber-attacks, ransomware or security breaches in the future. In the definitive agreements we enter into in connection with the divestiture of hospitals, we routinely agree to provide transition services to the buyer, including access to our legacy information systems, for a defined transition period. By providing access to our information systems to non-employees, we may be exposed to cyber-attacks, ransomware or security breaches that originate outside of our internal processes and practices designed to prevent such threats from occurring.  In addition, we may be at increased risk because we outsource certain services or functions to, or have systems that interface with, third parties. Some of these third parties may store or have access to our data and may not have effective controls, processes, or practices to protect our information from attack, damage, or unauthorized access.  A breach or attack affecting any of these third parties could harm our business.

Cyber-attacks, ransomware or security breaches could impact the integrity, availability or privacy of PHI and other data subject to privacy laws and regulations or disrupt our information technology systems, devices or business, including our ability to provide various healthcare services. For example, medical devices that connect to hospital networks or the internet may be vulnerable to cybersecurity incidents, which may impact patient safety.  Additionally, growing cyber-security threats related to the use of ransomware and other malicious software threaten the access and utilization of critical information technology and data. As a result, cybersecurity and the continued development and enhancement of our controls, process and practices designed to protect our information systems from attack, damage or unauthorized access remain a priority for us. Our ability to recover from a ransomware or other cyber-attack is dependent on these practices, including successful backup systems and other recovery procedures. As cyber-threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities, but we still might not be able to anticipate or prevent certain attack methods. If we are subject to cyber-attacks or security breaches in the future, this could result in harm to patients; business interruptions and delays; the loss, misappropriation, corruption or unauthorized access of data or inability to access data; litigation and potential liability under privacy, security, breach notification and consumer protection laws or other applicable laws, including HIPAA; reputational damage, federal and state governmental inquiries, civil monetary penalties, settlement agreements, corrective action plans and monitoring requirements, any of which could have an adverse effect on our business, financial condition or results of operations.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

We own our corporate headquarters building located in Franklin, Tennessee. In addition to the headquarters in Franklin, we maintain regional service centers related to our shared services initiatives. Aside from one service center located in Antioch, Tennessee, these service centers are located in the markets in which we operate hospitals.

Most of our hospitals are general care hospitals offering a wide range of inpatient and outpatient medical services. These services generally include general acute care, emergency room, general and specialty surgery, critical care, internal medicine, obstetrics, diagnostic, psychiatric and rehabilitation services. In addition, some of our hospitals provide skilled nursing and home care services based on individual community needs. Two of our hospitals are stand-alone rehabilitation or psychiatric hospitals.

For each of our hospitals owned or leased as of December 31, 2020, the following table shows its location, the date of its acquisition or lease inception and the number of licensed beds:

Hospital	City	Licensed Beds(1)	Date of Acquisition/ Lease Inception	Ownership Type
Alabama
South Baldwin Regional Medical Center	Foley	112	June, 2000	Leased
Grandview Medical Center	Birmingham	422	July, 2007	Owned
Flowers Hospital	Dothan	235	July, 2007	Owned
Medical Center Enterprise	Enterprise	131	July, 2007	Owned
Gadsden Regional Medical Center	Gadsden	346	July, 2007	Owned
Crestwood Medical Center	Huntsville	180	July, 2007	Owned

Alaska
Mat-Su Regional Medical Center	Palmer	125	July, 2007	Owned

Arizona
Western Arizona Regional Medical Center	Bullhead City	139	July, 2000	Owned
Northwest Medical Center	Tucson	300	July, 2007	Owned
Oro Valley Hospital	Oro Valley	146	July, 2007	Owned
Northwest Medical Center Sahuarita	Sahuarita	18	November, 2020	Owned

Arkansas
Northwest Health System
Northwest Medical Center - Bentonville	Bentonville	128	July, 2007	Owned
Northwest Medical Center - Springdale	Springdale	222	July, 2007	Owned
Willow Creek Women’s Hospital	Johnson	64	July, 2007	Owned
Northwest Health Physician’s Specialty Hospital	Fayetteville	20	April, 2016	Leased
Siloam Springs Regional Hospital	Siloam Springs	73	February, 2009	Owned
Medical Center of South Arkansas	El Dorado	166	April, 2009	Leased

Hospital	City	Licensed Beds(1)	Date of Acquisition/ Lease Inception	Ownership Type
Florida
North Okaloosa Medical Center	Crestview	110	March, 1996	Owned
Bayfront Health Brooksville	Brooksville	120	January, 2014	Leased
Bayfront Health Port Charlotte	Port Charlotte	254	January, 2014	Owned
Bayfront Health Punta Gorda	Punta Gorda	208	January, 2014	Owned
Bayfront Health Spring Hill	Spring Hill	124	January, 2014	Leased
Lower Keys Medical Center	Key West	167	January, 2014	Leased
Physicians Regional Healthcare System - Collier	Naples	100	January, 2014	Owned
Physicians Regional Healthcare System - Pine Ridge	Naples	109	January, 2014	Owned
Santa Rosa Medical Center	Milton	129	January, 2014	Leased
Seven Rivers Regional Medical Center	Crystal River	128	January, 2014	Owned
Venice Regional Bayfront Health	Venice	312	January, 2014	Owned

Georgia
East Georgia Regional Medical Center	Statesboro	149	January, 2014	Owned

Indiana
Porter Hospital	Valparaiso	301	May, 2007	Owned
Starke Hospital	Knox	53	March, 2016	Leased
La Porte Hospital	La Porte	227	March, 2016	Owned
Lutheran Health Network
Bluffton Regional Medical Center	Bluffton	79	July, 2007	Owned
Dupont Hospital	Fort Wayne	131	July, 2007	Owned
Lutheran Hospital	Fort Wayne	396	July, 2007	Owned
The Orthopedic Hospital	Fort Wayne	39	July, 2007	Owned
Lutheran Rehabilitation Hospital (rehabilitation)	Fort Wayne	36	July, 2007	Owned
St. Joseph Hospital	Fort Wayne	191	July, 2007	Owned
Dukes Memorial Hospital	Peru	25	July, 2007	Owned
Kosciusko Community Hospital	Warsaw	72	July, 2007	Owned

Mississippi
Merit Health Wesley	Hattiesburg	211	July, 2007	Owned
Merit Health River Region	Vicksburg	361	July, 2007	Owned
Merit Health Biloxi	Biloxi	153	January, 2014	Leased
Merit Health Central	Jackson	319	January, 2014	Leased
Merit Health Rankin	Brandon	134	January, 2014	Leased
Merit Health Madison	Canton	67	January, 2014	Owned
Merit Health River Oaks	Flowood	160	January, 2014	Owned
Merit Health Woman's Hospital	Flowood	109	January, 2014	Owned
Merit Health Natchez	Natchez	179	October, 2014	Owned
Northwest Mississippi Medical Center	Clarksdale	181	June, 2019	Leased

Missouri
Moberly Regional Medical Center	Moberly	99	November, 1993	Owned
Northeast Regional Medical Center	Kirksville	93	December, 2000	Leased
Poplar Bluff Regional Medical Center	Poplar Bluff	410	January, 2014	Owned

New Mexico
Eastern New Mexico Medical Center	Roswell	162	April, 1998	Owned
Carlsbad Medical Center	Carlsbad	99	July, 2007	Owned
Lea Regional Medical Center	Hobbs	84	July, 2007	Owned
Mountain View Regional Medical Center	Las Cruces	168	July, 2007	Owned

Hospital	City	Licensed Beds(1)	Date of Acquisition/ Lease Inception	Ownership Type

North Carolina
Lake Norman Regional Medical Center	Mooresville	123	January, 2014	Owned
Davis Regional Medical Center	Statesville	144	January, 2014	Owned

Oklahoma
AllianceHealth Ponca City	Ponca City	140	May, 2006	Owned
AllianceHealth Woodward	Woodward	87	July, 2007	Leased
AllianceHealth Clinton	Clinton	56	January, 2014	Leased
AllianceHealth Madill	Madill	25	January, 2014	Leased
AllianceHealth Durant	Durant	148	January, 2014	Owned
AllianceHealth Midwest	Midwest City	255	January, 2014	Leased
AllianceHealth Seminole	Seminole	32	January, 2014	Leased

Pennsylvania
Commonwealth Health Network
Wilkes-Barre General Hospital	Wilkes-Barre	412	April, 2009	Owned
First Hospital Wyoming Valley (psychiatric)	Wilkes-Barre	149	April, 2009	Owned
Regional Hospital of Scranton	Scranton	186	May, 2011	Owned
Tyler Memorial Hospital	Tunkhannock	44	May, 2011	Owned
Moses Taylor Hospital	Scranton	213	January, 2012	Owned

Tennessee
Tennova Healthcare - Shelbyville	Shelbyville	60	July, 2005	Owned
Tennova Healthcare - Cleveland	Cleveland	351	October, 2005	Owned
Tennova Healthcare - Clarksville	Clarksville	270	July, 2007	Owned
Tennova Healthcare - Harton	Tullahoma	135	January, 2014	Owned
Jefferson Memorial Hospital	Jefferson City	58	January, 2014	Leased
LaFollette Medical Center	LaFollette	66	January, 2014	Leased (2)
Newport Medical Center	Newport	130	January, 2014	Owned
North Knoxville Medical Center	Powell	116	January, 2014	Owned
Turkey Creek Medical Center	Knoxville	111	January, 2014	Owned

Texas
Lake Granbury Medical Center	Granbury	73	January, 1997	Leased
Laredo Medical Center	Laredo	326	October, 2003	Owned
Navarro Regional Hospital	Corsicana	162	July, 2007	Owned
Longview Regional Medical Center	Longview	224	July, 2007	Owned
Woodland Heights Medical Center	Lufkin	149	July, 2007	Owned
DeTar Healthcare System	Victoria	334	July, 2007	Owned
Cedar Park Regional Medical Center	Cedar Park	108	December, 2007	Owned

West Virginia
Plateau Medical Center	Oak Hill	25	July, 2002	Owned
Greenbrier Valley Medical Center	Ronceverte	122	July, 2007	Owned

Total Licensed Beds at December 31, 2020		14,110

Total Hospitals at December 31, 2020		89

(1)	Licensed beds are the number of beds for which the appropriate state agency licenses a facility regardless of whether the beds are actually available for patient use.
(2)	The purchase option included within the lease agreement for this facility was exercised in 2020 and closed on January 26, 2021.

The real property of substantially all of our wholly-owned hospitals is also encumbered by mortgages to support obligations under the ABL facility and outstanding senior secured notes.

The following table lists the hospitals owned by joint venture entities in which we do not have a consolidating ownership interest, along with our percentage ownership interest in the joint venture entity as of December 31, 2020. Information on licensed beds was provided by the majority owner and manager of each joint venture. A subsidiary of HCA is the majority owner of Macon Healthcare LLC.

Joint Venture	Facility Name	City	State	Licensed Beds
Macon Healthcare LLC	Coliseum Medical Center (38%)	Macon	GA	310
Macon Healthcare LLC	Coliseum Northside Hospital (38%)	Macon	GA	103

Item 3.  Legal Proceedings

From time to time, we receive inquiries or subpoenas from state regulators, state Medicaid Fraud Control units, fiscal intermediaries, the Centers for Medicare & Medicaid Services, the Department of Justice and other government entities regarding various Medicare and Medicaid issues. In addition to the matters discussed below, we are currently responding to subpoenas and administrative demands concerning (a)  a subpoena related to certain services provided by a formerly-employed physician to Medicaid beneficiaries at one of our New Mexico hospitals, (b) an inquiry regarding certain services performed by one of our affiliated emergency services companies in Pennsylvania, (c) a civil investigative demand related to call coverage services provided by a cardiology group at one of our Tennessee hospitals; (d) a civil investigative demand related to charges for certain emergency department services at our four New Mexico hospitals and (e) a subpoena related to certain critical care procedures performed at one of our Texas hospitals. In addition, we are subject to other claims and lawsuits arising in the ordinary course of our business including lawsuits and claims related to billing practices and the administration of charity care policies at our hospitals. Based on current knowledge, management does not believe that loss contingencies arising from pending legal, regulatory and governmental matters, including the matters described herein, will have a material adverse effect on the consolidated financial position or liquidity of the Company. However, in light of the inherent uncertainties involved in pending legal, regulatory and governmental matters, some of which are beyond our control, and the very large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to our results of operations or cash flows for any particular reporting period. Settlements of suits involving Medicare and Medicaid issues routinely require both monetary payments as well as corporate integrity agreements. Additionally, qui tam or “whistleblower” actions initiated under the civil False Claims Act may be pending but placed under seal by the court to comply with the False Claims Act’s requirements for filing such suits. In September 2014, the Criminal Division of the United States Department of Justice, or DOJ, announced that all qui tam cases will be shared with their Division to determine if a parallel criminal investigation should be opened. The Criminal Division has also frequently stated an intention to pursue corporations in criminal prosecutions. From time to time, we detect issues of non-compliance with Federal healthcare laws pertaining to claims submission and reimbursement practices and/or financial relationships with physicians. We avail ourselves of various mechanisms to address potential overpayments arising out of these issues, including repayment of claims, rebilling of claims, and participation in voluntary disclosure protocols offered by the Centers for Medicare & Medicaid Services and the Office of the Inspector General. Participating in voluntary repayments and voluntary disclosure protocols can have the potential for significant settlement obligations or even enforcement action.

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

Padilla Derivative Litigation. Five purported shareholder derivative cases have been filed in two District Courts relating to the factual allegations in the Padilla litigation; namely, Faisal Hussain v. Wayne T. Smith, et al, filed August 12, 2019 in the United States District Court for the District of Delaware; Roger Trombley v. Wayne T. Smith, et al, filed August 20, 2019 in the United States District Court for the Middle District of Tennessee; Susheel Tanjavoor v. Wayne T. Smith, et al., filed August 29, 2019, in the United States District Court for the District of Delaware; Roofers Local No. 149 Pension Fund v. John A. Clerico, et al, filed October 30, 2019, in the United States District Court for the District of Delaware; and Kevin Aronson v. Wayne T. Smith, et al, filed April 29, 2020 in the United States District Court for the District of Delaware. All five seek relief derivatively and on behalf of Community Health Systems, Inc. against certain Company officers and directors based on alleged breaches of fiduciary duty, unjust enrichment, and other acts related to certain Company disclosures in 2017 and 2018 regarding the Company’s adoption of Accounting Standards Update 2014-09, which the Company adopted effective January 1, 2018. The defendants filed a Motion to Stay on October 21, 2020, which is pending.

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

Commercial Litigation and Other Lawsuits

Zwick Partners, LP and Aparna Rao, individually and on behalf of all others similarly situated v. Quorum Health Corporation, Community Health Systems, Inc., Wayne T. Smith, W. Larry Cash, Thomas D. Miller, and Michael J. Culotta. This purported class action lawsuit previously filed in the United States District Court, Middle District of Tennessee was amended on April 17, 2017 to include Community Health Systems, Inc., Wayne T. Smith and W. Larry Cash as additional defendants. The plaintiffs seek to represent a class of Quorum Health Corporation, or QHC, shareholders and allege that the failure to record a goodwill and long-lived asset impairment charge against QHC at the time of the spin-off of QHC violated federal securities laws. The District Court denied all defendants’ motions to dismiss on April 20, 2018. The plaintiffs moved for class certification. Plaintiffs also amended their complaint on September 14, 2018. We moved to dismiss the additional claims in the plaintiffs’ September 14, 2018 amended complaint and responded to plaintiffs’ class certification motion. On March 29, 2019, the court granted our motion to dismiss the additional claims. The court granted the plaintiffs’ motion for class certification on that same date. On April 12, 2019, we filed a petition for permission to appeal the court’s order granting class certification with the United States Court of Appeals for the Sixth Circuit, which was denied on July 31, 2019. On May 17, 2019, the plaintiffs moved to amend their complaint for a third time to add additional claims, which the District Court denied on August 2, 2019. All parties have now reached a settlement of this case, which was preliminarily approved by the District Court on July 27, 2020. On September 17, 2020, Greenlight Capital requested exclusion from the Class. The defendants have settled with Greenlight Capital, and the District Court granted final approval of the Class settlement on November 30, 2020.

Steadfast Insurance Company, et al v. Community Health Systems, Inc., CHS/Community Health Systems, Inc., CHSPSC, LLC and Pecos Valley of New Mexico, LLC; Community Health Systems, Inc., et al v. Steadfast Insurance Company, et al; Anne Sperling, et al v. Community Insurance Group SPC, Ltd. These cases are filed in the Superior Court for the State of Delaware, the Chancery Court for the State of Delaware, and the First Judicial District Court for the State of New Mexico, respectively, and involve insurance coverage disputes related to a $73 million judgment rendered against Pecos Valley of New Mexico, LLC in Anne Sperling, et al v. Pecos Valley of New Mexico, LLC (“Sperling I”). The first case was brought by Steadfast Insurance Company in Delaware Superior Court seeking a declaration that the Sperling I judgment is not a covered loss as defined by the insurance policies that are the subject of the case. The second case, filed by the Company in Delaware Chancery Court, seeks reformation of the subject policies. The third case (“Sperling II”), filed by the plaintiffs in Sperling I, seeks recovery from Pecos Valley of New Mexico, LLC’s insurers for the judgment awarded the plaintiffs in their separate, previous action against Pecos Valley of New Mexico, LLC. The Steadfast complaint was served on November 30, 2018. On December 13, 2018, Admiral Insurance Company, Endurance Specialty Insurance Ltd, and Illinois Union Insurance Company moved to intervene in the suit as petitioners. The Company has initiated counterclaims against each insurer in that case, including for bad faith against Steadfast. The Company filed the Community Health Systems complaint on January 22, 2020. Sperling II was filed on July 24, 2019.  Plaintiffs amended their complaint to add Pecos Valley of New Mexico, LLC as a defendant in that action on May 21, 2020, and Pecos Valley of New Mexico, LLC filed a third party action against certain insurer defendants in the case on July 6, 2020. On November 12, 2020, Pecos Valley and one of its insurers reached a settlement with the plaintiffs in Sperling I, and as a result the Sperling I case was dismissed with prejudice on November 19, 2020. The Steadfast,

Community Health Systems, Inc. and Sperling II cases remain pending. Trial in the Steadfast and Community Health Systems, Inc. consolidated cases is set for December 13, 2021. Trial in the Sperling II case is set for January 30, 2022. The Company will vigorously defend and prosecute those cases.

Becky Kirk, Perry Ayoob, and Dawn Karzenoski, as representatives of a class of similarly situated persons, and on behalf of the CHS/Community Health Systems, Inc. Retirement Savings Plan v. Retirement Committee of CHS/Community Health Systems, Inc., John and Jane Does 1-20, Principal Life Insurance Company, Principal Management Corporation, and Principal Global Investors, LLC. This purported class action was filed in the United States District Court for the Middle District of Tennessee on August 8, 2019. The plaintiffs seek to represent a class of current and former participants in the CHS/Community Health Systems, Inc. Retirement Savings Plan and allege that the defendants breached their fiduciary duties by offering certain investments in the Plan that were more expensive and/or did not perform as well as other marketplace alternatives. We have reached a tentative, immaterial settlement with the plaintiffs which was preliminarily approved by the District Court on December 8, 2020. The Final Fairness Hearing for the settlement is set for April 12, 2021.

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

Tower Health, f/k/a Reading Health System, et al v CHS/Community Health Systems, Inc., et al. This breach of contract action is pending in the United States District Court for the Eastern District of Pennsylvania. The plaintiffs allege breaches of an asset purchase agreement in connection with the sale of Pottstown Memorial Medical Center. The alleged breaches regard plaintiffs’ contention that the defendants failed to disclose certain conditions related to the physical plant of the hospital, along with various other alleged breaches of the asset purchase agreement. The plaintiffs filed an amended complaint on July 22, 2019. Both parties have filed motions for summary judgment, which are pending. Trial for this matter is set for May 3, 2021. We believe these claims are without merit and will vigorously defend the case.

Qui Tam Matters Where the Government Declined Intervention

U.S. and the State of Mississippi ex rel. W. Blake Vanderlan, M.D. v. Jackson HMA, LLC d/b/a Central Mississippi Medical Center and Merit Health Central. By order filed on August 31, 2017, the United States District Court for the Southern District of Mississippi ordered the unsealing of this qui tam suit. The unsealing revealed that on August 31, 2017 the United States had declined to intervene in the allegations that certain alleged EMTALA violations at the hospital resulted in a violation of the False Claims Act. Both the hospital and the United States have filed motions to dismiss the litigation, and on January 5, 2021, the District Court granted the United States’ Motion to Dismiss and ordered all of the plaintiff’s claims dismissed with prejudice save one claim against the hospital for retaliation. The hospital will have an opportunity to file a new motion to dismiss with respect to the remaining claim. We believe the retaliation claim is without merit and will vigorously defend this case.

U.S. ex rel. Maur v. Elie Hage-Korban, M.D., Delta Clinics, PLC d/b/a The Heart and Vascular Center of West Tennessee. Community Health Systems, Inc., Knoxville HMA Holdings, LLC d/b/a/ Tennova Healthcare, Jackson Hospital Corporation d/b/a/ Regional Jackson, and Dyersburg Hospital Company, LLC, d/b/ Dyersburg Regional Medical Center. By order filed on April 30, 2019, the United States District Court for the Western District of Tennessee ordered the unsealing of this qui tam lawsuit. The order revealed that the United States had declined to intervene in the action. The complaint alleges the defendants violated the False Claims Act by submitting claims for payment related to certain cardiac procedures performed by defendant Dr. Elie Hage-Korban at two hospitals formerly affiliated with the Company. Dr. Hage-Korban was not employed by either hospital or their affiliates. The plaintiff amended his complaint on July 24, 2019. We filed a motion to dismiss the complaint on September 30, 2019, which the District Court granted on February 25, 2020. On March 18, 2020, the plaintiff filed a Notice of Appeal to the United States Court of Appeals for the Sixth Circuit of all claims except those related to defendant Community Health Systems, Inc. On December 1, 2020, the Sixth Circuit affirmed the District Court’s dismissal of the complaint.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We completed an initial public offering of our common stock on June 14, 2000. Our common stock began trading on June 9, 2000 and is listed on the New York Stock Exchange under the symbol CYH. As of February 15, 2021, there were approximately 189 holders of record of our common stock.

Stock Performance Graph

The following graph sets forth the cumulative return of our common stock during the five year period ended December 31, 2020, as compared to the cumulative return of the Standard & Poor’s 500 Stock Index (S&P 500) and the cumulative return of the Dow Jones Healthcare Index. The graph assumes an initial investment of $100 in our common stock and in each of the foregoing indices and the reinvestment of dividends where applicable. The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, future performance of our common stock. The market price of our common stock used to calculate the cumulative return has been adjusted in prior periods for the impact of the April 2016 QHC spin-off and related distribution of QHC common stock to our stockholders.

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

The ABL Facility and the indentures governing each series of our outstanding notes restrict our subsidiaries from, among other matters, paying dividends and making distributions to us, which thereby limits our ability to pay dividends and/or repurchase stock. As of December 31, 2020, under the most restrictive test in these agreements (and subject to certain exceptions), we have approximately $200 million of capacity to pay permitted dividends and/or repurchase shares of stock or make other restricted payments.

The following table contains information about our purchases of common stock during the three months ended December 31, 2020.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(b)
October 1, 2020 -
October 31, 2020	6,768	$4.32	-	-
November 1, 2020 -
November 30, 2020	-	-	-	-
December 1, 2020 -
December 31, 2020	-	-	-	-

Total	6,768	$4.32	-	-

(a)	Includes 6,768 shares were withheld by us to satisfy the payment of tax obligations related to the vesting of restricted stock awards.
(b)	We had no publicly announced plans or open market repurchase programs for shares of our common stock during the three months ended December 31, 2020.

Item 6. Selected Financial Data

Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read this discussion together with our Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included elsewhere in this Form 10-K.

Executive Overview

We are one of the largest publicly traded hospital companies in the United States and a leading operator of general acute care hospitals and outpatient facilities in communities across the country. We provide healthcare services through the hospitals that we own and operate and affiliated businesses in generally larger non-urban and selected urban markets throughout the United States. We generate revenues by providing a broad range of general and specialized hospital healthcare services and outpatient services to patients in the communities in which we are located. As of December 31, 2020, we owned or leased 89 hospitals, comprised of 87 general acute care hospitals and two stand-alone rehabilitation or psychiatric hospitals. For the hospitals that we own and operate, we are paid for our services by governmental agencies, private insurers and directly by the patients we serve.

Since 2017, we have implemented a portfolio rationalization and deleveraging strategy by divesting hospitals and non-hospital businesses that are attractive to strategic and other buyers. This portfolio rationalization and deleveraging strategy was completed at the end of 2020, inclusive of definitive agreements with respect to sales of five hospitals entered into in 2020 which have closed or are expected to close in 2021, as noted below. We continue to receive interest from potential acquirers for certain of our hospitals, and may, from time to time, consider selling additional hospitals if we consider any such disposition to be in our best interests.

COVID-19 Pandemic

A novel strain of coronavirus causing the disease known as COVID-19 was first identified in Wuhan, China in December 2019, and has spread throughout the world, including across the United States. In January 2020, the Secretary of HHS declared a national public health emergency due to the novel coronavirus. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. In an attempt to contain the spread and impact of COVID-19, authorities throughout the United States and the world have implemented measures such as travel bans and restrictions, quarantines, stay-at-home and shelter-in-place orders, the promotion of social distancing, and limitations on business activity. This pandemic has resulted in a significant economic downturn in the United States and globally, and has also led to significant disruptions and volatility in capital and financial markets. Moreover, while vaccines have been developed and have begun to be distributed in the United States, COVID-19 cases have significantly increased in the United States in recent months compared to earlier levels.

As a provider of healthcare services, we are significantly affected by the public health and economic effects of the COVID-19 pandemic. The safety of our patients, physicians, nurses, and employees in the communities in which we serve remains our primary focus. We have been working with federal, state and local health authorities to respond to the COVID-19 pandemic cases in the communities we serve and have been taking or supporting measures to try to limit the spread of the virus, protect our employees and mitigate the burden on the healthcare system, including, at times, rescheduling or cancelling elective procedures at our hospitals and other healthcare facilities. In addition, some states have been requiring hospitals to maintain a reserve of personal protective equipment and mandating COVID-19 screening for new patients and certain hospital staff.

Beginning in March 2020, we experienced a substantial reduction in the number of elective surgeries, physician office visits and emergency room volumes at our hospitals and other healthcare facilities due to restrictions on elective procedures, quarantines, stay-at-home and shelter-in-place orders, the promotion of social distancing, as well as general concerns related to the risk of contracting COVID-19 from interacting with the healthcare system. Some restrictive measures remain in place and, as of the time of this filing, some states and local governments are continuing to impose restrictions due to elevated rates of COVID-19 cases, including in select markets that we serve, which may continue to adversely impact our operating results. In this regard, while volumes have not returned to pre-pandemic levels, they have improved from their lows in the immediate aftermath of the pandemic in March and April 2020.

Our hospitals, medical clinics, medical personnel, and employees have been actively caring for COVID-19 patients. Although we have been implementing considerable safety measures, treatment of COVID-19 patients has associated risks, which may include the manner in which medical personnel perceive and respond to such risks. While our hospitals have not generally experienced major capacity constraints to date arising from the treatment of COVID-19 patients, there are hospitals in the United States that are located in centers of the COVID-19 outbreak and have been overwhelmed in caring for COVID-19 patients, which has prevented such hospitals from treating all patients who seek care. One or more of our hospitals could be subject to such conditions in the future if a major COVID-19 outbreak occurs in a geographic region where any of our hospitals are located. In addition, some states have been limiting hospital volume by requiring a minimum percentage of vacant beds in case of a surge in COVID-19 patients.

We have incurred, and may continue to incur, certain increased expenses arising from the COVID-19 pandemic, including additional labor, supply chain, capital and other expenditures.

Broad economic factors resulting from the COVID-19 pandemic, including high unemployment and underemployment levels and reduced consumer spending and confidence, have also adversely affected, and may continue to adversely affect, our service mix, revenue mix, payor mix and/or patient volumes, as well as our ability to collect outstanding receivables. Business closures and layoffs in the geographic areas in which we operate have led to increases in the uninsured and underinsured populations, which may continue to adversely affect demand for our services, as well as the ability of patients and other payors to pay for services rendered. We have observed deterioration in the collectability of patient accounts receivable from uninsured patients compared to pre-pandemic levels which, if sustained, may continue to adversely affect our financial results and require an increased level of working capital.

Developments related to COVID-19 materially affected our financial performance during 2020. Additionally, while we are not able to fully quantify the impact that the COVID-19 pandemic will have on our future financial results, we expect developments related to COVID-19 to continue to materially affect our financial performance. Moreover, the COVID-19 pandemic may otherwise have material adverse effects on our results of operations, financial position, and/or our cash flows, particularly if negative economic and/or public health conditions in the United States continue to deteriorate or persist for a significant period of time. The ultimate impact of the pandemic on our financial results will depend on, among other factors, the duration and severity of the pandemic as well as negative economic conditions arising from the pandemic, the volume of canceled or rescheduled procedures at our facilities, the volume of COVID-19 patients cared for across our health systems, the timing and availability of effective medical treatments and vaccines, the timing and effectiveness of the ongoing rollout of currently available vaccines, the spread of potentially more contagious and/or virulent forms of the virus and the impact of government actions and administrative regulations on the hospital industry and broader economy, including through existing and any future stimulus efforts. Furthermore, the pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, which could reduce our ability to access capital and negatively affect our liquidity in the future. As discussed below under “Legislative Overview”, we have received, and may continue to receive, payments and advances under the CARES Act and the PPPHCE Act, which have been beneficial in partially mitigating impact of the COVID-19 pandemic on our results of operations and financial position to date. Additionally, the federal government may consider additional stimulus and relief efforts such as the recently passed CAA, but we are unable to predict whether any additional stimulus measures will be enacted or their impact, if any. We are unable to assess the extent to which anticipated negative impacts on us arising from the COVID-19 pandemic will ultimately be offset by amounts received, and benefits which we may in the future receive, under the CARES Act, the PPPHCE Act, the CAA, or any future stimulus measures.

Completed Divestiture and Acquisition Activity

During 2020, we completed the divestiture of 13 hospitals, including three which closed effective January 1, 2020 (for these hospitals, we received the net proceeds at a preliminary closing on December 31, 2019). These 13 hospitals represented annual net operating revenues in 2019 of approximately $1.2 billion and, including the net proceeds for the three hospitals that preliminarily closed on December 31, 2019, we received total net proceeds of approximately $845 million in connection with the disposition of these hospitals. In addition, we completed the divestiture of three additional hospitals on January 1, 2021, for which we received net proceeds of approximately $23 million at preliminary closings on December 31, 2020 and completed the divestiture of one additional hospital on February 1, 2020 for which we received immaterial net proceeds. We have also entered into a definitive agreement to sell another hospital which has not yet been completed. The proceeds of this divestiture are not expected to be material.

During 2019, we completed the divestiture of 12 hospitals, including two which closed effective January 1, 2019 (for these hospitals, we received the net proceeds at a preliminary closing on December 31, 2018), but not including the three hospitals noted above which closed on January 1, 2020. These 12 hospitals represented annual net operating revenues in 2018 of approximately $1.1 billion and, excluding the net proceeds for the two hospitals that preliminarily closed on December 31, 2018 and the three hospitals that preliminarily closed on December 31, 2019, we received total net proceeds of approximately $335 million in connection with the disposition of these hospitals.

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

The following table provides a summary of hospitals that we divested during the years ended December 31, 2020, 2019 and 2018:

Hospital	Buyer	City, State	Licensed Beds	Effective Date
2020 Divestitures:

Berwick Hospital Center	Fayette Holdings, Inc.	Berwick, PA	90	December 1, 2020
Brownwood Regional Medical Center	Hendrick Health System	Brownwood, TX	188	October 27, 2020
Abilene Regional Medical Center	Hendrick Health System	Abilene, TX	231	October 27, 2020
San Angelo Community Medical Center	Shannon Health System	San Angelo, TX	171	October 24, 2020
Bayfront Health St. Petersburg	Orlando Health, Inc.	St. Petersburg, FL	480	October 1, 2020
Hill Regional Hospital	AHRK Holdings, LLC	Hillsboro, TX	25	August 1, 2020
St. Cloud Regional Medical Center	Orlando Health, Inc.	St. Cloud, FL	84	July 1, 2020
Northern Louisiana Medical Center	Allegiance Health Management, Inc.	Ruston, LA	130	July 1, 2020
Shands Live Oak Regional Medical Center	HCA	Live Oak, FL	25	May 1, 2020
Shands Starke Regional Medical Center	HCA	Starke, FL	49	May 1, 2020
Southside Regional Medical Center	Bon Secours Mercy Health System	Petersburg, VA	300	January 1, 2020
Southampton Memorial Hospital	Bon Secours Mercy Health System	Franklin, VA	105	January 1, 2020
Southern Virginia Regional Medical Center	Bon Secours Mercy Health System	Emporia, VA	80	January 1, 2020

2019 Divestitures:

Bluefield Regional Medical Center	Princeton Community Hospital Association	Bluefield, WV	92	October 1, 2019
Lake Wales Medical Center	Adventist Health System	Lake Wales, FL	160	September 1, 2019
Heart of Florida Regional Medical Center	Adventist Health System	Davenport, FL	193	September 1, 2019
College Station Medical Center	St. Joseph Regional Health Center	College Station, TX	167	August 1, 2019
Tennova Healthcare - Lebanon	Vanderbilt University Medical Center	Lebanon, TN	245	August 1, 2019
Chester Regional Medical Center	Medical University Hospital Authority	Chester, SC	82	March 1, 2019
Carolinas Hospital System - Florence	Medical University Hospital Authority	Florence, SC	396	March 1, 2019
Springs Memorial Hospital	Medical University Hospital Authority	Lancaster, SC	225	March 1, 2019
Carolinas Hospital System - Marion	Medical University Hospital Authority	Mullins, SC	124	March 1, 2019
Memorial Hospital of Salem County	Community Healthcare Associates, LLC	Salem, NJ	126	January 31, 2019
Mary Black Health System - Spartanburg	Spartanburg Regional Healthcare System	Spartanburg, SC	207	January 1, 2019
Mary Black Health System - Gaffney	Spartanburg Regional Healthcare System	Gaffney, SC	125	January 1, 2019

2018 Divestitures:

Sparks Regional Medical Center	Baptist Health	Fort Smith, AR	492	November 1, 2018
Sparks Medical Center - Van Buren	Baptist Health	Van Buren, AR	103	November 1, 2018
AllianceHealth Deaconess	INTEGRIS Health	Oklahoma City, OK	238	October 1, 2018
Munroe Regional Medical Center	Adventist Health System	Ocala, FL	425	August 1, 2018
Tennova Healthcare - Dyersburg Regional	West Tennessee Healthcare	Dyersburg, TN	225	June 1, 2018
Tennova Healthcare - Regional Jackson	West Tennessee Healthcare	Jackson, TN	150	June 1, 2018
Tennova Healthcare - Volunteer Martin	West Tennessee Healthcare	Martin, TN	100	June 1, 2018
Williamson Memorial Hospital	Mingo Health Partners, LLC	Williamson, WV	76	June 1, 2018
Byrd Regional Hospital	Allegiance Health Management	Leesville, LA	60	June 1, 2018
Tennova Healthcare - Jamestown	Rennova Health, Inc.	Jamestown, TN	85	June 1, 2018
Bayfront Health Dade City	Adventist Health System	Dade City, FL	120	April 1, 2018

Effective September 30, 2020 , one or more affiliates of the Company finalized an agreement to terminate the lease and cease operations of Shands Lake Shore Regional Medical Center (99 licensed beds) in Lake City, Florida, including transferring leased assets back to the landlord, the Lake Shore Hospital Authority. The Company recorded an impairment charge of approximately $3 million during the year ended December 31, 2020 in conjunction with exiting the lease to operate this hospital.

On November 30, 2020, we completed the sale of 50% ownership interest in Merit Health Biloxi (153 licensed beds) and its associated healthcare businesses in Biloxi, Mississippi to Memorial Properties, Inc., an affiliate of Memorial Hospital of Gulfport pursuant to the terms of a definitive agreement which was entered into October 12, 2020. Merit Health Biloxi and its associated healthcare businesses will remain consolidated entities of the Company.

In addition to the divestiture of the hospitals noted above which were completed during 2020, 2019 and 2018, we have divested four hospitals during 2021 as summarized below:

•

On January 1, 2021, we completed the sale of substantially all of the assets of Lea Regional Medical Center (68 licensed beds) in Hobbs, New Mexico, to affiliates of Covenant Health System pursuant to the terms of a definitive agreement which was entered into September 8, 2020. The net proceeds from this sale were received at a preliminary closing on December 31, 2020.

•

On January 1, 2021, we completed the sale of substantially all of the assets of each of Tennova Healthcare - Tullahoma (135 licensed beds) in Tullahoma, Tennessee, and Tennova Healthcare – Shelbyville (60 licensed beds) in Shelbyville, Tennessee, to Vanderbilt University Medical Center pursuant to the terms of a definitive agreement which was entered into on September 30, 2020. The net proceeds from this sale were received at a preliminary closing on December 31, 2020.

•

On February 1, 2021, we sold substantially all of the assets of Northwest Mississippi Medical Center (181 licensed beds) in Clarksdale, Mississippi to affiliates of Delta Health System pursuant to the terms of a definitive agreement which was entered into on October 30, 2020, as referenced above.

In addition to the four hospital divestitures which have been completed during 2021 as noted above, we have entered into a definitive agreement to sell one additional hospital which has not been completed as summarized below:

On December 8, 2020, we entered into a definitive agreement for the sale of substantially all of the assets of AllianceHealth Midwest (255 licensed beds) in Midwest City, Oklahoma, to affiliates of SSM Health Care of Oklahoma, Inc.

There can be no assurance that this potential divestiture subject to definitive agreement will be completed, or if it is completed, the ultimate timing of the completion of this divestiture. In addition, while our portfolio rationalization and delivering strategy was completed at the end of 2020 as noted above, we continue to receive interest from potential acquirers for certain of our hospitals, and may, from time to time, consider selling additional hospitals if we consider any such disposition to be in our best interests.

We expect to use proceeds from divestitures for general corporate purposes and capital expenditures.

During the year ended December 31, 2020, we paid approximately $1 million to acquire the operating assets and related businesses of certain physician practices, clinics and other ancillary businesses that operate within the communities served by our hospitals. We allocated the purchase price to property and equipment, working capital and goodwill.

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

Overview of Operating Results

Our net operating revenues for the year ended December 31, 2020 decreased $1.4 billion to approximately $11.8 billion compared to approximately $13.2 billion for the year ended December 31, 2019, primarily as a result of developments related to COVID-19 as highlighted above, and hospitals divested during 2019 and 2020. On a same-store basis, net operating revenues for the year ended December 31, 2020 decreased $396 million, also primarily as a result of the COVID-19 pandemic.

We had net income of $607 million during the year ended December 31, 2020, compared to a net loss of $590 million for the year ended December 31, 2019. Net income for the year ended December 31, 2020 included the following:

•	an after-tax benefit of less than $1 million for government and other legal settlements and related costs,
•	an after-tax benefit of $352 million for gain from early extinguishment of debt,

•

an after-tax charge of $81 million for the impairment of goodwill and long-lived assets of hospitals sold or held for sale based on their estimated fair values, net of gains/losses recognized upon the sale of certain facilities,

•	an after-tax charge of $39 million for the settlement of professional liability claims for which the third-party insurers obligation to insure the Company for the underlying loss is being litigated,
•	an after-tax charge of $13 million for employee termination benefits and other restructuring costs,
•	an after-tax charge of $1 million for legal expenses related to the settlement of the HMA Legal Matters, and
•

income of approximately $240 million due to discrete tax benefits related to the release of federal and state valuation allowances on IRC Section 163(j) interest carryforwards as a result of an increase to the deductible interest expense allowed for 2019 and 2020 under the CARES Act that was enacted during the year ended December 31, 2020.

Net loss for the year ended December 31, 2019 included the following:

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
•

an after-tax charge of $71 million for a change in estimate for professional liability claims accrual, which charge resulted from a revision to the estimate for professional liability claims accrual related to claims incurred in 2016 and prior years,

•

an after-tax charge of $101 million for the impairment of goodwill and long-lived assets of hospitals sold or held for sale based on their estimated fair values, net of gains/losses recognized upon the sale of certain facilities,

•

an after-tax charge of $9 million for legal expenses related to the final global resolution and settlement of certain HMA legal proceedings entered into with the U.S. Department of Justice in the three months ended September 30, 2018, or the HMA Legal Matters,

•

a discrete tax expense of approximately $275 million due to an increase in the valuation allowance recognized on (i) IRC Section 163(j) interest carryforwards and (ii) original issue discount deferred tax asset generated with the 2019 Exchange Offer, and

•	a discrete tax benefit of $15 million for tax credits claimed in lieu of deductions for the HMA Legal Matters.

Consolidated inpatient admissions for the year ended December 31, 2020, decreased 15.7%, compared to the year ended December 31, 2019, and consolidated adjusted admissions for the year ended December 31, 2020, decreased 19.4%, compared to the year ended December 31, 2019. Same-store inpatient admissions for the year ended December 31, 2020, decreased 8.0%, compared to the year ended December 31, 2019, and same-store adjusted admissions for the year ended December 31, 2020, decreased 12.5%, compared to the year ended December 31, 2019.

Self-pay revenues represented approximately (0.2)% and 1.0% of net operating revenues for the years ended December 31, 2020 and 2019, respectively. The amount of foregone revenue related to providing charity care services as a percentage of net operating revenues was approximately 8.9% and 4.1% for the years ended December 31, 2020 and 2019, respectively. Direct and indirect costs incurred in providing charity care services as a percentage of net operating revenues was approximately 1.0% and 0.5% for the years ended December 31, 2020 and 2019, respectively.

Legislative Overview

The U.S. Congress and certain state legislatures have introduced and passed a large number of proposals and legislation designed to make major changes in the healthcare system, including changes that have impacted access to health insurance. The most prominent of these recent efforts, the Affordable Care Act, affected how healthcare services are covered, delivered and reimbursed. The Affordable Care Act increased health insurance coverage through a combination of public program expansion and private sector health insurance reforms and mandated that substantially all U.S. citizens maintain health insurance. The Affordable Care Act also made a number of changes to Medicare and Medicaid, such as a productivity offset to the Medicare market basket update and reductions to the Medicare and Medicaid DSH payments. However, reductions to DSH payments have been delayed by the CAA through 2023.

The future of the Affordable Care Act is uncertain. Since 2016, significant changes have been made to the Affordable Care Act, its implementation, and its interpretation, and certain members of Congress have stated their intent to repeal or make additional significant changes to the law. For example, final rules issued in 2018 expand availability of association health plans and allow the sale of short-term, limited-duration health plans, neither of which are required to cover all of the essential health benefits mandated by the Affordable Care Act. Additionally, effective January 1, 2019, the financial penalty associated with the individual mandate was eliminated as part of the 2017 tax reform legislation. In December 2018, as a result of this change, a federal judge in Texas found the individual mandate unconstitutional and determined the rest of the Affordable Care Act was therefore invalid. In December 2019, the Fifth Circuit Court of Appeals upheld this decision with respect to the individual mandate, but remanded for further consideration of how this affects the rest of the law. On November 10, 2020, the Supreme Court heard oral arguments regarding this case, and the law remains in place pending the appeals process. The elimination of the individual mandate penalty and other changes may impact the number of individuals that elect to obtain public or private health insurance or the scope of such coverage, if purchased.

Of critical importance to us will be the potential impact of any changes specific to the Medicaid program, including the funding and expansion provisions of the Affordable Care Act or any subsequent legislation or agency initiatives. Historically, the states with the greatest reductions in the number of uninsured adult residents have expanded Medicaid. A number of states have opted out of the Medicaid coverage expansion provisions, but could ultimately decide to expand their programs at a later date. Of the 16 states in which we operated hospitals as of December 31, 2020, nine states have taken action to expand their Medicaid programs. At this time, the other seven states have not, including Florida, Alabama, Tennessee and Texas, where we operated a significant number of hospitals as of December 31, 2020. Some states use, or have applied to use, waivers granted by CMS to implement expansion, impose different eligibility or enrollment restrictions, or otherwise implement programs that vary from federal standards. CMS administrators have indicated that they are increasing state flexibility in the administration of Medicaid programs. For example, CMS has granted a limited number of state applications for waivers that allow a state to condition Medicaid enrollment on work or other community engagement. Several states have similar applications pending.

We believe that the Affordable Care Act has had a positive impact on net operating revenues and income as the result of the expansion of private sector and Medicaid coverage that has occurred. However, other provisions of the Affordable Care Act, such as requirements related to employee health insurance coverage and changes to Medicare and Medicaid reimbursement, have increased our operating costs or adversely impacted the reimbursement we receive. Legislative and executive branch efforts related to healthcare reform could result in increased prices for consumers purchasing health insurance coverage or the sale of insurance plans that contain gaps in coverage, which could destabilize insurance markets and impact the rates of uninsured or underinsured adults. Some current initiatives, requirements and proposals, including those aimed at price transparency and out-of-network charges, may impact prices and the relationships between hospitals and insurers. In addition, members of Congress have proposed measures that would expand government-sponsored coverage, including single-payor models.

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

One of the primary sources of relief for healthcare providers is the CARES Act, an economic stimulus package signed into law on March 27, 2020. The PPPHCE Act and the CAA, both expansions of the CARES Act that include additional emergency appropriations, were signed into law on April 24, 2020 and December 27, 2020, respectively. In total, the CARES Act, the PPPHCE

Act and the CAA include $178 billion in funding to be distributed through the PHSSEF to eligible providers, including public entities and Medicare- and/or Medicaid-enrolled providers. PHSSEF payments are intended to compensate healthcare providers for lost revenues and incremental expenses incurred in response to the COVID-19 pandemic and are not required to be repaid, provided that recipients attest to and comply with certain terms and conditions, including limitations on balance billing, not using PHSSEF funds to reimburse expenses or losses that other sources have been or are obligated to reimburse and audit and reporting requirements. In addition, the CARES Act expanded the Medicare Accelerated and Advance Payment Program to increase cash flow to providers impacted by the COVID-19 pandemic. Inpatient acute care hospitals may request accelerated payment of up to 100% of their Medicare payment amount for a six-month period. The Medicare Accelerated and Advanced Payment Program payments are advances that providers must repay. Providers are required to repay accelerated payments beginning one year after the payment was issued. After such one-year period, Medicare payments owed to providers will be recouped according to the repayment terms. The repayment terms specify that for the first 11 months after repayment begins, repayment will occur through an automatic recoupment of 25% of Medicare payments otherwise owed to the provider. At the end of the eleven-month period, recoupment will increase to 50% for six months. At the end of the six months (or 29 months from the receipt of the initial accelerated payment), Medicare will issue a letter for full repayment of any remaining balance, as applicable. In such event, if payment is not received within 30 days, interest will accrue at the annual percentage rate of four percent (4%) from the date the letter was issued, and will be assessed for each full 30-day period that the balance remains unpaid. Effective October 8, 2020, CMS is no longer accepting new applications from Medicare Part A providers, such as hospitals, for accelerated payments and it has suspended the advance payment program for physicians and other Medicare Part B health care providers. The CARES Act and related legislation also include other provisions offering financial relief, for example suspending the Medicare sequestration payment adjustment from May 1, 2020 through March 31, 2021, which would have otherwise reduced payments to Medicare providers by 2% (although it extends sequestration through 2030), delaying scheduled reductions to Medicaid DSH payments, providing a 20% add-on to the inpatient PPS DRG rate for COVID-19 patients for the duration of the public health emergency, and permitting the deferral of payment of the employer portion of social security taxes between March 27, 2020 and December 31, 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022.

During the year ended December 31, 2020, we received $705 million in payments through the PHSSEF and various state and local programs, net of amounts that have been or will be repaid to HHS and various state and local agencies either voluntarily or in relation to entities that were previously divested. Approximately $601 million of the PHSSEF payments were recognized as a reduction in operating costs and expenses during the year ended December 31, 2020. The estimate of the amount of payments received through the PHSSEF or state and local programs for which we are reasonably assured of meeting the underlying terms and conditions is based on, among other things, the CARES Act, the CAA, various Post-Payment Notice of Reporting Requirements issued by HHS during the period, responses to frequently asked questions as published by HHS, expenses incurred attributable to coronavirus and the our results of operations during such period as compared to our budget. The PHSSEF and state and local program payments recognized to-date did not impact net operating revenues, and had a positive impact on net income attributable to Community Health Systems, Inc. common stockholders during the year ended December 31, 2020, in the amount of $452 million. Amounts received through the PHSSEF or state and local programs that have not yet been recognized as a reduction in operating costs and expenses or otherwise have not been refunded to HHS as of December 31, 2020 are included within accrued liabilities-other in the consolidated balance sheet, and such unrecognized amounts may be recognized as a reduction in operating costs and expenses in future periods if the underlying conditions for recognition are reasonably assured of being met.

HHS’ interpretation of the underlying terms and conditions of such PHSSEF payments, including auditing and reporting requirements, continues to evolve. For example, HHS issued an updated Post-Payment Notice of Reporting Requirements in January 2021. Additional guidance or new and amended interpretations of existing guidance on the terms and conditions of such PHSSEF payments may result in changes in our estimate of amounts for which the terms and conditions are reasonably assured of being met, and any such changes may be material. Additionally, any such changes may result in our inability to recognize additional PHSSEF payments or may result in the derecognition of amounts previously recognized, which (in any such case) may be material. In addition, to the extent that any unrecognized PHSSEF payments that have been or may be received by us do not qualify for reimbursement based on future operations, we may be required to return such unrecognized payments to HHS following the end of the COVID-19 pandemic or other future time as may be determined by HHS guidance.

With respect to the Medicare Accelerated and Advanced Payment Program, we received Medicare accelerated payments of approximately $1.2 billion in April 2020.  No additional Medicare accelerated payments have been received by us since such time and approximately $77 million of amounts previously received was repaid to CMS or assumed by buyers during the year ended December 31, 2020 related to divested entities. As a result of CMS no longer accepting new applications for accelerated payments, we do not expect to receive additional Medicare accelerated payments. As of December 31, 2020, approximately $425 million of Medicare accelerated payments are reflected within accrued liabilities-other in the consolidated balance sheet while the remaining approximately $656 million are included within other long-term liabilities.

Due to the recent enactment of the CARES Act, the PPPHCE Act and the CAA, there is still a high degree of uncertainty surrounding their implementation, and the public health emergency continues to evolve. Some of the measures allowing for flexibility in delivery of care and various financial supports for health care providers are available only for the duration of the public health emergency, and it is unclear whether or for how long the public health emergency declaration will be extended. The current declaration expires April 21, 2021. The HHS Secretary may choose to renew the declaration for successive 90-day periods for as long as the emergency continues to exist and may terminate the declaration whenever he determines that the public health emergency no longer exists. The federal government may consider additional stimulus and relief efforts, but we are unable to predict whether additional stimulus measures will be enacted or their impact on us. There can be no assurance as to the total amount of financial and other types of assistance we will receive under the CARES Act, PPPHCE Act or future measures, if any, and it is difficult to predict the impact of such measures on our operations or how they will affect operations of our competitors. Further, there can be no assurance that the terms of provider relief funding or other programs will not change or be interpreted in ways that affect our funding or eligibility to participate or our ability to comply with applicable requirements and retain amounts received. We continue to assess the potential impact of the CARES Act, the PPPHCE Act, the CAA, the potential impact of future stimulus measures, if any, and the impact of other laws, regulations, and guidance related to COVID-19 on our business, results of operations, financial condition and cash flows.

In June 2019, the U.S. Supreme Court ruled in Azar v. Allina Health Services that HHS failed to comply with statutory notice and comment rulemaking procedures before announcing an earlier policy related to DSH payments made under Medicare to hospitals. Following this ruling, unless the HHS is able to successfully assert another legal basis for this policy, one potential outcome is the federal government could be required to reimburse hospitals, including our affiliated hospitals, for Medicare DSH payments which otherwise would have been payable over certain prior time periods absent the enactment of this policy. While the ruling in this case was specific to the DSH payments calculated for federal fiscal year 2012 for the plaintiff hospitals, we believe that prior time periods with the potential for higher DSH payments because of the precedent of this ruling could include federal fiscal years 2005 to 2013. There continues to be uncertainty regarding the extent to which, if any, Medicare DSH payments will be remitted to our affiliated hospitals as the result of this ruling, and if so the timing of any such payments. However, we anticipate that if it is ultimately determined that our affiliated hospitals are entitled to receive such Medicare DSH payments for these prior time periods, these payments could have a material positive impact on a non-recurring basis in any future period in which net income is recognized in respect thereof as well as on our cash flows from operations in any future period in which these payments are received.

As a result of our current levels of cash, funds we have received and may in the future receive under the CARES Act, the PPPHCE Act, the CAA, or any future stimulus measures, available borrowing capacity, long-term outlook on our debt repayments, the refinancing of certain of our notes, proceeds from the sale of hospitals and the continued projection of our ability to generate cash flows, we anticipate that we will be able to invest the necessary capital in our business over the next twelve months. We believe there continues to be ample opportunity to strengthen our market share in substantially all of our markets by decreasing the need for patients to travel outside their communities for healthcare. Furthermore, we will continue to strive to improve operating efficiencies and procedures in order to improve the performance of our hospitals.

Sources of Revenue

The following table presents the approximate percentages of net operating revenues by payor source for the periods indicated. The data for the periods presented are not strictly comparable due to the effect that hospital acquisitions and divestitures have had on these statistics.

	Year Ended December 31,
	2020	2019	2018
Medicare	23.9%	25.2%	26.3%
Medicaid	13.4	13.2	13.3
Managed Care and other third-party payors	62.9	60.6	59.0
Self-pay	(0.2)	1.0	1.4
Total	100.0%	100.0%	100.0%

As shown above, we receive a substantial portion of our revenues from the Medicare and Medicaid programs. Included in Managed Care and other third-party payors is operating revenues from insurance companies with which we have insurance provider contracts, Medicare managed care, insurance companies for which we do not have insurance provider contracts, workers’ compensation carriers and non-patient service revenue, such as rental income and cafeteria sales. In the future, we generally expect the portion of revenues received from the Medicare and Medicaid programs to increase over the long-term due to the general aging of the population and the impact of the Affordable Care Act. The Affordable Care Act has increased the number of insured patients in states that have expanded Medicaid, which in turn, has reduced the percentage of revenues from self-pay patients. However, it is unclear whether the trend of increased coverage will continue, due in part to the impact of the COVID-19 pandemic and the elimination of the financial penalty associated with the individual mandate, effective January 1, 2019. Further, the Affordable Care Act imposes significant reductions in amounts the government pays Medicare managed care plans. An executive order issued in October 2019 seeks to accelerate this shift away from traditional fee-for-service Medicare to Medicare managed care. The trend toward increased enrollment in Medicare and Medicaid managed care may adversely affect our operating revenue. We may also be impacted by regulatory requirements imposed on insurers, such as minimum medical-loss ratios and specific benefit requirements. Furthermore, in the normal course of business, managed care programs, insurance companies and employers actively negotiate the amounts paid to hospitals. Our relationships with payors may be impacted by price transparency initiatives and out-of-network billing restrictions. There can be no assurance that we will retain our existing reimbursement arrangements or that these third-party payors will not attempt to further reduce the rates they pay for our services.

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-based reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for the treatment of patients covered by Medicare, Medicaid and non-governmental payors are generally less than our standard billing rates. We account for the differences between the estimated program reimbursement rates and our standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues and net income (loss) by an insignificant amount in each of the years ended December 31, 2020, 2019 and 2018.

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

The following tables summarize, for the periods indicated, selected operating data.

	Year Ended December 31,
	2020	2019	2018
Operating results, as a percentage of net operating revenues:
Net operating revenues	100.0%	100.0%	100.0%
Operating expenses (a)	(85.3)	(89.5)	(88.9)
Depreciation and amortization	(4.7)	(4.6)	(4.9)
Impairment and gain (loss) on sale of businesses, net	(0.4)	(1.0)	(4.7)
Income from operations	9.6	4.9	1.5
Interest expense, net	(8.7)	(7.9)	(6.9)
Gain (loss) from early extinguishment of debt	2.6	(0.4)	0.2
Equity in earnings of unconsolidated affiliates	0.1	0.1	0.2
Income (loss) before income taxes	3.6	(3.3)	(5.0)
Benefit from (provision for) income taxes	1.5	(1.2)	-
Net income (loss)	5.1	(4.5)	(5.0)
Less: Net income attributable to noncontrolling interests	(0.8)	(0.6)	(0.6)
Net income (loss) attributable to Community Health Systems,
Inc. stockholders	4.3%	(5.1)%	(5.6)%

	Year Ended December 31,
	2020	2019
Percentage (decrease) increase from prior year:
Net operating revenues	(10.8)%	(6.7)%
Admissions (b)	(15.7)	(11.1)
Adjusted admissions (c)	(19.4)	(10.6)
Average length of stay (d)	6.8	(2.2)
Net income (loss) attributable to Community Health Systems, Inc. stockholders	175.7	(14.3)
Same-store percentage (decrease) increase from prior year (e):
Net operating revenues	(3.4)%	4.2%
Admissions (b)	(8.0)	1.3
Adjusted admissions (c)	(12.5)	2.2

(a)

Operating expenses include salaries and benefits, supplies, other operating expenses, government and other legal settlements and related costs, lease cost and rent, net of the reduction in operating expenses through December 31, 2020, resulting from the receipt and recognition of pandemic relief funds.

(b)	Admissions represents the number of patients admitted for inpatient treatment.
(c)

Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by multiplying admissions by gross patient revenues and then dividing that number by gross inpatient revenues.

(d)	Average length of stay represents the average number of days inpatients stay in our hospitals.
(e)	Includes acquired hospitals to the extent we operated them in both periods and excludes information for the hospitals sold or closed during 2019 and 2020 and the hospital that opened in 2020.

Items (b) – (e) are metrics used to manage our performance. These metrics provide useful insight to investors about the volume and acuity of services we provide, which aid in evaluating our financial results.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Net operating revenues decreased by 10.8% to approximately $11.8 billion for the year ended December 31, 2020, from approximately $13.2 billion for the year ended December 31, 2019. Net operating revenues on a same-store basis from hospitals that were operated throughout both periods decreased $396 million, or 3.4%, during the year ended December 31, 2020, as compared to the year ended December 31, 2019. The decrease in same-store net operating revenues was primarily due to a decline in volumes resulting from the COVID-19 pandemic which was offset, in part, by COVID-19 induced changes in the mix of services provided and payor mix. Non-same-store net operating revenues decreased $1.0 billion during the year ended December 31, 2020, in comparison to the prior year period, with the decrease attributable primarily to the impact of the COVID-19 pandemic as well as the divestiture of hospitals during 2019 and 2020. On a consolidated basis, inpatient admissions decreased by 15.7% during the year ended December 31, 2020 as compared to the year ended December 31, 2019. Also on a consolidated basis, adjusted admissions decreased by 19.4% during the year ended December 31, 2020 as compared to the year ended December 31, 2019. On a same-store basis, net operating revenues per adjusted admission increased 10.4%, while inpatient admissions decreased by 8.0% and adjusted admissions decreased by 12.5% for the year ended December 31, 2020, compared to the year ended December 31, 2019.

Operating costs and expenses, as a percentage of net operating revenues, decreased from 95.1% during the year ended December 31, 2019 to 90.4% during the year ended December 31, 2020. Operating costs and expenses, excluding depreciation and amortization and impairment and (gain) loss on sale of businesses, as a percentage of net operating revenues, decreased from 89.5% for the year ended December 31, 2019 to 85.3% for the year ended December 31, 2020 due to the recognition of approximately $601 million of PHSSEF payments as a reduction of operating costs and expenses during the year ended December 31, 2020. Salaries and benefits increased as a percentage of net operating revenues from 45.0% for the year ended December 31, 2019 to 45.9% for the year ended December 31, 2020. Supplies, as a percentage of net operating revenues, increased from 16.3% for the year ended December 31, 2019 to 16.6% for the year ended December 31, 2020. Other operating expenses, as a percentage of net operating revenues, remained consistent at 25.1% for both of the years ended December 31, 2020 and 2019. Expense related to government and other legal settlements and related costs, as a percentage of net operating revenues, decreased from 0.7% for the year ended December 31, 2019 to income of less than 0.1% for the year ended December 31, 2020 primarily due to the net impact of several lawsuits settled in principle in 2019 and related legal expenses. Lease cost and rent, as a percentage of net operating revenues, increased from 2.4% for the year ended December 31, 2019 to 2.8% for the year ended December 31, 2020. The increases in salaries and benefits, supplies and lease cost and rent, as a percentage of net operating revenues, during the year ended December 31, 2020 compared to December 31, 2019 is primarily due to the impact of the COVID-19 pandemic.

Depreciation and amortization, as a percentage of net operating revenues, increased from 4.6% for the year ended December 31, 2019 to 4.7% for the year ended December 31, 2020, primarily due to a decrease in net operating revenues as a result of the COVID-19 pandemic.

Impairment and (gain) loss on sale of businesses was $48 million for the year ended December 31, 2020, compared to $138 million for the year ended December 31, 2019. For the year ended December 31, 2020, gains on facilities sold on January 1, 2020 and July 1, 2020 were offset by impairment of facilities held-for-sale or for which we were in discussions with potential buyers for the divestiture of a facility at a sales price that indicates a fair value below carrying value. The impairment and net loss on facilities during the year ended December 31, 2019 relates to impairment of the long-lived assets and reporting unit goodwill allocated to hospitals sold during the period partly offset by gains on the sale of facilities during the six months ended December 31, 2019.

Interest expense, net, decreased by $10 million to $1.031 billion for the year ended December 31, 2020 compared to $1.041 billion for the year ended December 31, 2019. This was primarily due to our debt refinancing activity during the year ended December 31, 2020 as discussed further in Capital Resources.

Gain from early extinguishment of debt of $317 million was recognized during the year ended December 31, 2020, as a result of various financing activities discussed below. Loss from early extinguishment of debt of $54 million was recognized during the year ended December 31, 2019, as a result of the Credit Facility amendment and repayment of the term loans under the Credit Facility.

Equity in earnings of unconsolidated affiliates, as a percentage of net operating revenues, remained consistent at (0.1)% for both of the years ended December 31, 2020 and 2019.

The net results of the above-mentioned changes resulted in income (loss) before income taxes increasing $852 million from a loss of $430 million for the year ended December 31, 2019 to income of $422 million for the year ended December 31, 2020.

Our benefit from income taxes for the year ended December 31, 2020 was $185 million compared to a provision for income taxes of $160 million for the year ended December 31, 2019. Our effective tax rates were (43.8)% and (37.2) % for the year ended December 31, 2020 and 2019, respectively. The difference in our effective tax rate for the year ended December 31, 2020, when compared to the year ended December 31, 2019, was primarily due to a decrease in the valuation allowance recognized on IRC Section 163(j) interest carryforwards and original issue discount deferred tax asset as a result of (i) an increase to the deductible interest expense allowed for 2019 and 2020 under the CARES Act that was enacted during the three months ended March 31, 2020 and (ii) tax impacts of 2020 financing activity.

Net (loss) income, as a percentage of net operating revenues, was (4.5)% for the year ended December 31, 2019 compared to 5.1% for the year ended December 31, 2020.

Net income attributable to noncontrolling interests, as a percentage of net operating revenues, increased from 0.6% for the year ended December 31, 2019 to 0.8% for the year ended December 31, 2020.

Net income attributable to Community Health Systems, Inc. was $511 million for the year ended December 31, 2020, compared to a net loss attributable to Community Health Systems, Inc. of $675 million for the year ended December 31, 2019.

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

Impairment and (gain) loss on sale of businesses was $138 million for the year ended December 31, 2019, compared to $668 million for the year ended December 31, 2018, related to impairment of the long-lived assets and reporting unit goodwill allocated to hospitals classified as held for sale or sold during the respective periods.

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

Liquidity and Capital Resources

2020 Compared to 2019

Net cash provided by operating activities increased $1.8 billion, from approximately $385 million for the year ended December 31, 2019, to approximately $2.2 billion for the year ended December 31, 2020. The increase in cash provided by operating activities is primarily the result of the receipt of PHSSEF funds as well as Medicare accelerated payments during the year ended December 31, 2020, which is discussed below. Total cash paid for interest during the year ended December 31, 2020 remained consistent at approximately $1.0 billion during both of the years ended December 31, 2020 and 2019. Cash paid for income taxes, net of refunds received, resulted in a net payment of $2 million and a net refund of $3 million during the year ended December 31, 2020 and 2019, respectively.

Our net cash provided by investing activities was approximately $177 million for the year ended December 31, 2020, compared to net cash used in investing activities of approximately $2 million for the year ended December 31, 2019, an increase of approximately $179 million. The cash provided by investing activities during the year ended December 31, 2020 was primarily impacted by a decrease in cash used for other investments (primarily from internal-use software expenditures and physician recruiting costs) of $120 million, an increase in proceeds provided by divestitures of hospitals and other ancillary operations of $44 million as a result of more hospital divestitures during 2020 (including the receipt of the net proceeds for three hospitals divested effective January 1, 2021 at a preliminary closing on December 31, 2020) compared to the same period in 2019 (including the receipt of the net proceeds for three hospitals divested effective January 1, 2020 at a preliminary closing on December 31, 2019), a decrease in the cash used in the acquisition of facilities and other related equipment of $12 million as a result of fewer physician practice, clinic and other ancillary business acquisitions during 2020 compared to the same period in 2019 and an increase to the net impact of the purchases and sales of available-for-sale securities and equity securities of $4 million, offset by an increase in cash provided by the proceeds from the sale of property and equipment of approximately $1 million and an increase in cash used in the purchase of property and equipment of $2 million.

Our net cash used in financing activities was $895 million for the year ended December 31, 2020, compared to approximately $363 million for the year ended December 31, 2019, an increase of approximately $532 million. The increase in cash used in financing activities, in comparison to the prior year period, was primarily due to the net effect of our debt repayment, refinancing activity, and cash paid for deferred financing costs and other debt-related costs as further described below.

During the year ended December 31, 2020, we received $705 million in payments through the PHSSEF and various state and local programs, net of amounts that have been or will be repaid to HHS and various state and local agencies either voluntarily or in relation to entities that were previously divested. Approximately $601 million of the PHSSEF payments were recognized as a reduction in operating costs and expenses during the year ended December 31, 2020 as described above. PHSSEF and state and local program payments recognized to-date did not impact net operating revenues, and had a positive impact on net income attributable to Community Health Systems, Inc. common stockholders during the year ended December 31, 2020, in the amount of $452 million.

Amounts received through the PHSSEF or state and local programs that had not yet been recognized as a reduction in operating costs and expenses or otherwise refunded to HHS as of December 31, 2020 totaled approximately $104 million. Such amount is included within accrued liabilities-other in the consolidated balance sheet, and such unrecognized amounts may be recognized as a reduction in operating costs and expenses in future periods if the underlying conditions for recognition are reasonably assured of being met. Additional guidance or new and amended interpretations of existing guidance on the terms and conditions of such PHSSEF payments may result in our inability to recognize certain PHSSEF payments, changes in the estimate of amounts recognized, or the derecognition of amounts previously recognized, which (in any such case) may be material.

As noted above, we received Medicare accelerated payments of approximately $1.2 billion in April 2020 under the Medicare Accelerated and Advanced Payments Program. No additional Medicare accelerated payments have been received by us since such time and approximately $77 million of amounts previously received was repaid to CMS or assumed by buyers during the year ended December 31, 2020 related to divested entities. As of December 31, 2020, approximately $425 million of Medicare accelerated payments are reflected within accrued liabilities-other in the consolidated balance sheet while the remaining approximately $656 million are included within other long-term liabilities. Based on the repayment terms, we expect recoupment of these funds to begin in April 2021 under the repayment framework more specifically described above under “Legislation Overview” of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The CARES Act provides for deferred payment of the employer portion of social security taxes between March 27, 2020 and December 31, 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. We began deferring the employer portion of social security taxes in mid-April 2020 and, as of December 31, 2020, we have deferred approximately $144 million, of which $72 million is included within accrued liabilities employee compensation and $72 million is included within other long-term liabilities in the consolidated balance sheet.

Additionally, the CARES Act established an employee retention credit designed to encourage companies to retain employees during the pandemic. The refundable employment tax credit is 50% of up to $10,000 in wages paid by an eligible employer whose business has been financially impacted by COVID-19. During the three months ended December 31, 2020, we completed the evaluation of our eligibility for this credit and recognized an approximate $10 million reduction to salaries and benefits expense within the consolidated statements of income (loss).

As described in Notes 6, 9 and 15 of the Notes to Consolidated Financial Statements, at December 31, 2020, we had certain cash obligations, which are due as follows (in millions):

					2027
	Total	2021	2022-2024	2025-2026	and thereafter
6⅞% Senior Notes due 2022	$126	$-	$126	$-	$-
6¼% Senior Secured Notes due 2023	95	95	-	-	-
8⅝% Senior Secured Notes due 2024	1,033	-	1,033	-	-
6⅝% Senior Secured Notes due 2025	1,462	-	-	1,462	-
8% Senior Secured Notes due 2026	2,101	-	-	2,101	-
8% Senior Secured Notes due 2027	700	-	-	-	700
5⅝% Senior Secured Notes due 2027	1,900	-	-	-	1,900
6⅞% Senior Notes due 2028	767	-	-	-	767
6% Senior Secured Notes due 2029	900	-	-	-	900
9⅞% Junior-Priority Secured Notes due 2023	1,769	-	1,769	-	-
8⅛% Junior-Priority Secured Notes due 2024	1,348	-	1,348	-	-
ABL Facility	-	-	-	-	-
Other debt	26	21	5	-	-
Total long-term debt (1)	12,227	116	4,281	3,563	4,267
Interest on ABL Facility and notes (2)	5,061	804	2,443	1,133	681
Finance lease and financing obligations, including interest	85	22	63	-	-
Operating leases	904	193	381	142	188
Replacement facilities and other capital commitments (3)	15	-	7	8	-
Open purchase orders (4)	188	175	13	-	-
Liability for uncertain tax positions, including interest and penalties	-	-	-	-	-
Total	$18,480	$1,310	$7,188	$4,846	$5,136

(1)	Total long-term debt is exclusive of unamortized deferred debt issuance costs and note premium of approximately $250 million.
(2)

Estimate of interest payments assumes the interest rates at December 31, 2020 remain constant during the period presented for the ABL Facility, which is variable rate debt. The 6⅞% Senior Notes due 2022, 6¼% Senior Secured Notes due 2023, 8⅝% Senior Secured Notes due 2024, 6⅝% Senior Secured Notes due 2025, 9⅞% Junior-Priority Secured Notes due 2023, 8⅛% Junior-Priority Secured Notes due 2024, 8% Senior Secured Notes due 2026, 8% Senior Secured Notes due 2027, 5⅝% Senior Secured Notes due 2027, 6⅞% Senior Notes due 2028 and 6% Senior Secured Notes due 2029 have fixed rates of interest.

(3)

Pursuant to hospital purchase agreements in effect as of December 31, 2020, we have commitments to build one replacement facility and the following capital commitments. As part of an acquisition in 2016, we agreed to build replacement facility Knox, Indiana. The estimated construction costs, including equipment costs, are currently estimated to be approximately $15 million, we have incurred no cost to date for the construction of the replacement facility in Knox, Indiana.

(4)	Open purchase orders represent our commitment for items or services ordered but not yet received.
(5)

These series of notes have been redeemed as a result of financing activity in 2021 as further described in Note 16 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this Form 10-K.

(6)

A notice of redemption was issued on January 29, 2021, to redeem all of this series of notes on February 28, 2021, as further described in Note 16 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this Form 10-K.

At December 31, 2020, we had issued letters of credit primarily in support of potential insurance related claims and specified outstanding bonds of approximately $150 million. As further described in Note 16 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this Form 10-K, $30 million of our outstanding letters of credit of $150 million was cancelled on January 6, 2021 in relation to a professional liability claim that was settled and funded in the three months ended December 31, 2020.

Our debt as a percentage of total capitalization decreased from 119% for the year ended December 31, 2019 to 114% for the year ended December 31, 2020, due to a decrease in accumulated deficit and an overall decrease in long-term debt.

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

Capital Expenditures

Cash expenditures for purchases of facilities and other related businesses were approximately $1 million in 2020, $13 million in 2019 and $26 million in 2018. Our expenditures for the year ended December 31, 2020 and 2018 were primarily related to physician practices and other ancillary services. Our expenditures for the year ended December 31, 2019 were primarily related to the purchase of one hospital in Mississippi, physician practices and other ancillary services.

Excluding the cost to construct replacement and de novo hospitals, our cash expenditures for routine capital for the year ended December 31, 2020 totaled $274 million, compared $386 million in 2019 and $521 million in 2018. These capital expenditures related primarily to the purchase of additional equipment, minor renovations and information systems infrastructure. Cash expenditures to construct replacement hospitals totaled $117 million for the year ended December 31, 2020, compared to $36 million in 2019 and $4 million in 2018. The cash expenditures to construct replacement hospitals for the year ended December 31, 2020, 2019 and 2018 primarily represent construction costs for replacement facilities in La Porte, Indiana and Fort Wayne, Indiana. During the year ended December 31, 2020, 2019 and 2018, we had cash expenditures of $49 million, $6 million and $2 million, respectively, that represent both planning and construction costs for two de novo hospitals in the Tucson, Arizona market. We commenced operations for an 18-bed micro-hospital in that market during the fourth quarter of 2020, while the other de novo hospital is expected to be completed by 2022 and have 52 beds.

Pursuant to a hospital purchase agreement from our March 1, 2016 acquisition of Northwest Health - La Porte, formerly known as La Porte Hospital, and Northwest Health – Starke, formerly known as Starke Hospital, we committed to build replacement facilities in both La Porte, Indiana and Knox, Indiana. Under the terms of such agreement, construction of the replacement hospital for Northwest Health - La Porte was required to be completed within five years of the date of acquisition, or March 2021. The completion of the replacement facility for Northwest Health - La Porte in La Porte, Indiana, and transfer of operations, including renaming the hospital to Northwest Health – La Porte, was completed on October 24, 2020. In addition, construction of the replacement facility for Northwest Health - Starke is required to be completed within five years of the date we enter into a new lease with Starke County, Indiana, the hospital lessor, or in the event we do not enter into a new lease with Starke County, construction shall be completed by September 30, 2026. We have not entered into a new lease with the lessor for Northwest Health - Starke and currently anticipate completing construction of the Northwest Health - Starke replacement facility in 2026. Construction costs, including equipment costs, for the Northwest Health - La Porte totaled approximately $126 million as of December 31, 2020. Construction costs for the Northwest Health - Starke replacement facility is currently estimated to be approximately $15 million.

We expect total capital expenditures of approximately $400 million to $500 million in 2021, including approximately $47 million for construction costs of the de novo hospital that is expected to be completed by 2022 and approximately $63 million for construction costs of replacement facility in Fort Wayne, Indiana.

Capital Resources

Net working capital was approximately $1.7 billion and $1.1 billion at December 31, 2020 and December 31, 2019, respectively. Net working capital increased by approximately $550 million between December 31, 2019 and December 31, 2020. This increase was primarily due to the increase in cash, driven by the receipt of PHSSEF funds, Medicare accelerated payments and the sale of hospitals, partially offset by a decrease in patient accounts receivable, an increase in other accrued liabilities and current maturities of long-term debt during the year ended December 31, 2020. Approximately $656 million of the liability for Medicare accelerated payments is included within other long-term liabilities in the consolidated balance sheet. Such portion of Medicare accelerated payments, which is expected to be recouped after one year, is excluded from the calculation of net working capital.

In addition to cash flows from operations, available sources of capital include amounts available under the asset-based loan (ABL) credit agreement, or the ABL Credit Agreement, which we entered into on April 3, 2018, as well as anticipated access to public and private debt markets.

Pursuant to the ABL Credit Agreement, the lenders have extended to CHS/Community Health Systems Inc., or CHS, a revolving asset-based loan facility, or the ABL Facility, in the maximum aggregate principal amount of $1.0 billion, subject to borrowing base capacity. At December 31, 2020, the available borrowing base under the ABL Facility was $679 million, of which we had no outstanding borrowings and letters of credit issued of $150 million. The issued letters of credit were primarily in support of potential insurance-related claims and certain bonds. As further described in Note 16 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this Form 10-K, $30 million of our outstanding letters of credit of $150 million was cancelled on January 6, 2021 in relation to a professional liability claim that was settled and funded in the three months ended December 31, 2020. Principal amounts outstanding under the ABL Facility, if any, will be due and payable in full on April 3, 2023.

2019 Financing Activity

On March 6, 2019, we completed a private offering of $1.601 billion aggregate principal amount of the 8% Senior Secured Notes due 2026, or the 8% Senior Secured Notes due 2026. The net proceeds from this issuance were used to finance the repayment of approximately $1.557 billion aggregate principal amount of CHS’ then outstanding Term H Facility and related fees and expenses. On November 19, 2019, we completed a tack-on offering of $500 million aggregate principal amount of additional 8% Senior Secured Notes due 2026, or the Additional 2026 Notes, increasing the total aggregate principal of the 8% Senior Secured Notes due 2026 to $2.101 billion. We used the proceeds from the Additional 2026 Notes to repay amounts outstanding under the then outstanding Revolving Facility, redeem all $121 million aggregate principal amount of CHS’ then outstanding 7 1⁄8% Senior Notes due 2020 and repay borrowings outstanding under the ABL Facility. The additional 2026 Notes have identical terms, other than issue date, issue price and the date from which interest initially accrued, as the 8% Senior Secured Notes due 2026 issued on March 6, 2019. The 8% Senior Secured Notes due 2026 bear interest at a rate of 8.000% per annum, payable semi-annually in arrears on March 15 and September 15 of each year. The 8% Senior Secured Notes due 2026 are scheduled to mature on March 15, 2026. The 8% Senior Secured Notes due 2026 are unconditionally guaranteed on a senior-priority secured basis by us and each of the CHS current and future domestic subsidiaries that provide guarantees under CHS’ ABL Facility, any capital market debt securities of CHS (including CHS’ outstanding senior notes) and certain other long-term debt of CHS. The 8% Senior Secured Notes due 2026 are secured by a shared first-priority lien on the Non-ABL Priority Collateral and a shared second-priority lien on the ABL Priority Collateral, in each case subject to certain exceptions. We terminated the Revolving Facility upon consummation of the Additional 2026 Notes offering and the outstanding letters of credit were moved under the ABL Facility.

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

2020 Financing Activity

On February 6, 2020, we completed a private offering of $1.462 billion aggregate principal amount of 6⅝% Senior Secured Notes due February 15, 2025, or the 6⅝% Senior Secured Notes due 2025. We used the net proceeds of the offering of the 6⅝% Senior Secured Notes due 2025 to (i) purchase any and all of the 5⅛% Senior Secured Notes due 2021 validly tendered and not validly withdrawn in the cash tender offer announced on January 23, 2020, (ii) redeem all of the 5⅛% Senior Secured Notes due 2021 that were not purchased pursuant to such tender offer, (iii) purchase in one or more privately negotiated transactions approximately $426 million aggregate principal amount of its 6¼% Senior Secured Notes due 2023 and (iv) pay related fees and expenses. The 6⅝% Senior Secured Notes due 2025 bear interest at a rate of 6.625% per annum, payable semi-annually in arrears on February 15 and August 15 of each year, commencing on August 15, 2020. The 6⅝% Senior Secured Notes are scheduled to mature on February 15, 2025. The 6⅝% Senior Secured Notes due 2025 are unconditionally guaranteed on a senior-priority secured basis by us and each of the CHS current and future domestic subsidiaries that provide guarantees under the ABL Facility, any capital market debt securities of CHS (including CHS’ outstanding senior notes) and certain other long-term debt of CHS. The 6⅝% Senior Secured Notes due 2025 and the related guarantees are secured by shared (i) first-priority liens on the Non-ABL Priority Collateral and (ii) second-priority liens on the ABL Priority Collateral that secures on a first-priority basis the ABL Facility, in each case subject to permitted liens described in the indenture governing the 6⅝% Senior Secured Notes due 2025.

As of August 30, 2020, we terminated our last interest rate swap agreement.

During August and September of 2020, we extinguished a portion of certain series of our outstanding notes through open market repurchases, as follows (in millions):

Principal Amount
6⅞% Senior Notes due 2028	$226
8⅛% Junior-Priority Secured Notes due 2024	1
6⅞% Senior Notes due 2022	34
Total principal amount of debt extinguished	$261

A gain from early extinguishment of debt of approximately $115 million was recognized associated with these open market repurchases.

On October 30, 2020, we commenced tender offers to purchase for cash a portion of our outstanding (i) 6⅞% Senior Notes due 2022, (ii) 8⅛% Junior-Priority Secured Notes due 2024, (iii) 9⅞% Junior-Priority Secured Notes due 2023, and (iv) 6⅞% Senior Notes due 2028, up to an aggregate principal amount that would not have resulted in the aggregate purchase price (excluding accrued and unpaid interest) exceeding $400 million. The tender offers expired on November 30, 2020, and resulted in the extinguishment of approximately $87 million aggregate principal amount of indebtedness, as follows (in millions):

Principal Amount
6⅞% Senior Notes due 2022	$72
8⅛% Junior-Priority Secured Notes due 2024	6
9⅞% Junior-Priority Secured Notes due 2023	2
6⅞% Senior Notes due 2028	7
Total principal amount of debt extinguished	$87

A gain from early extinguishment of debt of approximately $8 million was recognized associated with these tender offers.

On December 7, 2020, we entered into a privately negotiated agreement with a multi-asset investment manager who has certain funds and accounts which are holders of the 6⅞% Senior Notes due 2028. Pursuant to the agreement, we exchanged $700 million aggregate principal amount of the 6⅞% Senior Notes due 2028 for an aggregate consideration of $400 million of cash and 10 million newly issued shares of the Company’s common stock. The exchange transaction was completed on December 9, 2020 and the shares of common stock issued in the exchange were not, and are not required to be, registered under the Securities Act of 1933 pursuant to an exemption from registration provisions via Section 3(a)(9) of the Securities Act of 1933. A gain from early extinguishment of debt of approximately $205 million was recognized associated with this exchange.

On December 28, 2020, we completed a private offering of $1.9 billion aggregate principal amount of 5⅝% Senior Secured Notes due 2027, or the 5⅝% Senior Secured Notes due 2027, and $900 million aggregate principal amount of 6% Senior Secured Notes due 2029, or the 6% Senior Secured Notes due 2029. The proceeds of the offering were used to repurchase approximately $2.579 billion of the outstanding principal amount of 6¼% Senior Secured Notes due 2023 that were validly tendered and accepted for purchase pursuant to the early tender deadline of a tender offer that launched on December 11, 2020, and to pay related fees. The remaining principal value of 6¼% Senior Secured Notes due 2023 that were not validly tendered as of the early tender deadline were redeemed or repurchased via the completion of the tender offer on January 11, 2021 or redemption on January, 28, 2021. The 5⅝% Senior Secured Notes due 2027, which mature on March 15, 2027, bear interest at a rate of 5⅝% per year payable semi-annually in arrears on March 15 and September 15 of each year, commencing on September 15, 2021. The 6% Senior Secured Notes due 2029, which mature on January 15, 2029, bear interest at a rate of 6% per year payable semi-annually in arrears on January 15 and July 15 of each year, commencing on July 15, 2021. The 5⅝% Senior Secured Notes due 2027 and 6% Senior Secured Notes due 2029 are unconditionally guaranteed on a senior-priority secured basis by us and each of CHS’ current and future domestic subsidiaries that provide guarantees under the ABL facility, any capital market debt securities of CHS (including CHS’ outstanding senior notes) and certain other long-term debt of CHS. The 5⅝% Senior Secured Notes due 2027 and 6% Senior Secured Notes due 2029 and the related guarantees are secured by (i) first-priority liens on the Non-ABL Priority Collateral that also secures on a first-priority basis the Issuer’s existing senior-priority secured notes, and (ii) second-priority liens on the ABL-Priority Collateral that secures on a first-priority basis the ABL Facility, in each case subject to permitted liens described in the applicable indenture.

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

As of December 31, 2020, approximately $123 million of our outstanding debt of approximately $12.2 billion is due within the next 12 months and approximately 100% of our outstanding debt has a fixed rate of interest. As noted above, approximately $95 million of the current obligation as of December 31, 2020 relates to the 6¼% Senior Secured Notes due 2023 which were redeemed in January 2021.

Various financing transactions were completed subsequent to December 31, 2020 which are set forth in the discussion under the heading of “Financing Transactions” in Note 16 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this Form 10-K, which discussion is incorporated by reference herein.

Any net proceeds from divestitures are expected to be used for general corporate purposes and capital expenditures.

Through December 31, 2020, we received approximately $705 million in payments through the PHSSEF and various state and local sources, net of amounts that have been or will be repaid to HHS and various state and local agencies either voluntarily or in relation to entities that were previously divested, and approximately $1.2 billion of accelerated payments pursuant to the Medicare Accelerated and Advance Payment Program, of which approximately $1.1 billion remained outstanding as of December 31, 2020. As previously noted, PHSSEF payments are not required to be repaid, subject to certain terms and conditions, while payments received under the Medicare Accelerated and Advance Payment Program are required to be repaid. As of December 31, 2020, approximately

$425 million of Medicare accelerated payments are reflected within accrued liabilities-other in the condensed consolidated balance sheet while the remaining approximately $656 million are included within other long-term liabilities. Additionally, the CARES Act permits the deferral of payment of the employer portion of social security taxes between March 27, 2020 and December 31, 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. As of December 31, 2020, we have deferred approximately $144 million of which $72 million is included within accrued liabilities employee compensation and approximately $72 million is included within other long-term liabilities in the consolidated balance sheet. The deferral of the employer portion of social security taxes along with the funds received under the CARES Act provisions noted above, have positively impacted our cash flows from operations during 2020.

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

We believe that internally generated cash flows and current levels of availability for additional borrowing under the ABL Facility, as well as our continued access to the capital markets, will be sufficient to finance acquisitions, capital expenditures, working capital requirements, and any debt repurchases or other debt repayments we may elect to make or be required to make through the next 12 months. PHSSEF funds that we have received and may continue to receive under the CARES Act and related legislation will be used according to their terms and conditions as reimbursement for lost revenues and incremental expenses attributable to COVID-19, including working capital requirements and capital expenditures. As noted above, the COVID-19 pandemic has resulted in, and may continue to result in, significant disruptions of financial and capital markets, which could reduce our ability to access capital and negatively affect our liquidity in the future. Additionally, while we have received PHSSEF payments and accelerated Medicare payments under the CARES Act and related legislation and may continue to receive and be able to utilize PHSSEF payments which have been received, as noted above, there is no assurance regarding the extent to which anticipated ongoing negative impacts on us arising from the COVID-19 pandemic will be offset by benefits which we may recognize or receive in the future under the CARES Act and related legislation or any future stimulus measures.

As noted above, during the year ended December 31, 2020, we purchased a portion of certain series of our outstanding notes through open market purchases, and we may elect from time to time to continue to purchase our outstanding debt in open market purchases, privately negotiated transactions or otherwise. Any such debt repurchases will depend upon prevailing market conditions, our liquidity requirements, contractual restrictions, applicable securities laws requirements, and other factors.

Supplemental condensed consolidating financial information

The 6⅞% Senior Notes due 2022, which are senior unsecured obligations of CHS, and the 6¼% Senior Secured Notes due 2023, which are senior secured obligations of CHS (collectively, “the Notes”) are guaranteed on a senior basis by the Company and by certain of its existing and subsequently acquired or organized 100% owned domestic subsidiaries (collectively, the “subsidiary guarantors”). In addition, equity interests held by the Company in non-guarantor subsidiaries have been pledged as collateral under the Notes, except for equity interests held in three hospitals owned jointly with non-profit, health organizations. The Notes are fully and unconditionally guaranteed on a joint and several basis, with exceptions considered customary for such guarantees, limited to the release of the guarantee when a subsidiary guarantor’s capital stock is sold, or a sale of all of the subsidiary guarantor’s assets used in operations. There are no significant restrictions on the ability of the subsidiary guarantors to make distributions to the issuer. See Note 6 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this Form 10-K for additional information regarding the Notes. Summarized financial information is provided for Community Health Systems, Inc. (parent guarantor), CHS (issuer) and the subsidiary guarantors on a combined basis below in accordance with SEC Regulation S-X Rules 3-10 and 13-01.

The accounting policies used in the preparation of this summarized financial information are consistent with those in the consolidated financial statements of the Company included in Part II, Item 8 of this Form 10-K, except that intercompany transactions and balances of the parent, issuer and subsidiary guarantor entities with non-guarantors entities have not been eliminated. Equity in earnings from investments in non-guarantors entities has not been presented.

From time to time, subsidiaries of the Company sell and/or repurchase noncontrolling interests in consolidated subsidiaries, which may change subsidiaries between guarantors and non-guarantors.

Summarized statement of income (loss) (in millions):

Year Ended December 31, 2020
Net operating revenues	$7,769
Income from operations	1,250
Net income	643
Net income attributable to Community Health Systems, Inc. Stockholders	643

Summarized balance sheet (in millions):

December 31, 2020
Current assets	$3,749
Noncurrent assets (a)	14,723
Current liabilities	2,384
Noncurrent liabilities (b)	13,527

(a)	Includes amounts due from non-guarantor subsidiaries of $6.8 billion as of December 31, 2020.
(b)	Includes amounts due to non-guarantor subsidiaries of $0.3 billion as of December 31, 2020.

Off-balance Sheet Arrangements

Off-balance sheet arrangements consist of letters of credit of $150 million issued on the ABL Facility, primarily in support of potential insurance-related claims and certain bonds, as well as approximately $17 million representing the maximum potential amount of future payments under physician recruiting guarantee commitments in excess of the liability recorded at December 31, 2020. As further described in Note 16 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this Form 10-K, $30 million of our outstanding letters of credit of $150 million was cancelled on January 6, 2021 in relation to a professional liability claim that was settled and funded in the three months ended December 31, 2020.

As described more fully in Note 15 of the Notes to the Consolidated Financial Statements included under Part II, Item 8 of this Form 10-K, at December 31, 2020, we have certain cash obligations for replacement facilities and other construction commitments of approximately $15 million.

Noncontrolling Interests

We have sold noncontrolling interests in certain of our subsidiaries or acquired subsidiaries with existing noncontrolling interest ownership positions. As of December 31, 2020, we have hospitals in 12 of the markets we serve, with noncontrolling physician ownership interests ranging from 1% to 40%. In addition, as of December 31, 2020 we have five other hospitals with noncontrolling interests owned by non-profit entities or a for-profit subsidiary of a non-profit entity. Redeemable noncontrolling interests in equity of consolidated subsidiaries was $484 million and $502 million as of December 31, 2020 and 2019, respectively, and noncontrolling interests in equity of consolidated subsidiaries was $87 million and $77 million as of December 31, 2020 and 2019, respectively. The amount of net income attributable to noncontrolling interests was $96 million, $85 million and $84 million for the years ended December 31, 2020, 2019 and 2018, respectively. As a result of the change in the Stark Law “whole hospital” exception included in the Affordable Care Act, we are not permitted to introduce physician ownership at any of our hospital facilities that did not have physician ownership at the time of the adoption of the Affordable Care Act, or increase the aggregate percentage of physician ownership in any of our former or existing hospital joint ventures in excess of the aggregate physician ownership level held at the time of the adoption of the Affordable Care Act.

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

Critical accounting policies are defined as those policies that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations of the registrant. We believe that our critical accounting policies are limited to those described below.

Revenue Recognition

We record net operating revenues at the transaction price estimated to reflect the total consideration due from patients and third-party payors in exchange for providing goods and services in patient care. These services are considered to be a single performance obligation and have a duration of less than one year. Revenues are recorded as these goods and services are provided. The transaction price, which involves significant estimates, is determined based on our standard charges for the goods and services provided, with a reduction recorded for price concessions related to third party contractual arrangements as well as patient discounts and patient price concessions. During each of the years ended December 31, 2020 and 2019, the impact of changes to the inputs used to determine the transaction price was considered immaterial to the current period.

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

Due to the complexities involved in these estimates, actual payments we receive could be different from the amounts we estimate and record. If the actual contractual reimbursement percentage under government programs and managed care contracts differed by 1% at December 31, 2020 from our estimated reimbursement percentage, net income (loss) for the year ended December 31, 2020 would have changed by approximately $76 million, and net accounts receivable at December 31, 2020 would have changed by $98 million. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues and net income (loss) by an insignificant amount for each of the years ended December 31, 2020, 2019 and 2018.

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

Patient accounts receivable can be impacted by the effectiveness of our collection efforts. Additionally, significant changes in payor mix, business office operations, economic conditions or trends in federal and state governmental healthcare coverage could affect the net realizable value of accounts receivable. We also continually review the net realizable value of accounts receivable by monitoring historical cash collections as a percentage of trailing net operating revenues, as well as by analyzing current period net revenue and admissions by payor classification, days revenue outstanding, the composition of self-pay receivables between pure self-pay patients and the patient responsibility portion of third-party insured receivables, the impact of recent acquisitions and dispositions and the impact of current economic and other events. If the actual collection percentage differed by 1% at December 31, 2020 from our estimated collection percentage as a result of a change in expected recoveries, net income (loss) for the year ended December 31, 2020 would have changed by $42 million, and net accounts receivable at December 31, 2020 would have changed by $54 million. We also continually review our overall reserve adequacy by monitoring historical cash collections as a percentage of trailing net operating revenues, as well as by analyzing current period net revenue and admissions by payor classification, days revenue outstanding, the composition of self-pay receivables between pure self-pay patients and the patient responsibility portion of third-party insured receivables and the impact of recent acquisitions and dispositions.

Our policy is to write-off gross accounts receivable if the balance is under $10.00 or when such amounts are placed with outside collection agencies. We believe this policy accurately reflects our ongoing collection efforts and is consistent with industry practices. We had approximately $3.3 billion at December 31, 2020 and $3.8 billion December 31, 2019, being pursued by various outside collection agencies. We expect to collect less than 3%, net of estimated collection fees, of the amounts being pursued by outside collection agencies. As these amounts have been written-off, they are not included in our accounts receivable. Collections on amounts previously written-off are recognized as a recovery of net operating revenues when received. However, we take into consideration estimated collections of these future amounts written-off in determining the implicit price concessions used to measure the transaction price for the applicable portfolio of patient accounts receivable.

All of the following information is derived from our hospitals, excluding clinics, unless otherwise noted.

Patient accounts receivable from our hospitals represent approximately 98% of our total consolidated accounts receivable.

Days revenue outstanding, adjusted for the impact of receivables for state Medicaid supplemental payment programs and divested facilities, was 52 days and 58 days at December 31, 2020 and December 31, 2019, respectively.

Total gross accounts receivable (prior to allowance for contractual adjustments and implicit price concessions) was approximately $14.8 billion as of December 31, 2020 and approximately $16.6 billion as of December 31, 2019. The approximate percentage of total gross accounts receivable (prior to allowance for contractual adjustments and implicit price concessions) summarized by aging categories is as follows:

As of December 31, 2020:
	% of Gross Receivables
Payor	0 - 90 Days	90 - 180 Days	180 - 365 Days	Over 365 Days
Medicare	13%	1%	-%	-%
Medicaid	7%	1%	1%	1%
Managed Care and Other	31%	4%	3%	3%
Self-Pay	8%	6%	9%	12%

As of December 31, 2019:
	% of Gross Receivables
Payor	0 - 90 Days	90 - 180 Days	180 - 365 Days	Over 365 Days
Medicare	13%	1%	-%	1%
Medicaid	6%	1%	1%	1%
Managed Care and Other	27%	4%	3%	2%
Self-Pay	9%	8%	10%	13%

The approximate percentage of total gross accounts receivable (prior to allowances for contractual adjustments and implicit price concessions) summarized by payor is as follows:

	December 31,
	2020	2019
Insured receivables	64.3%	59.5%
Self-pay receivables	35.7	40.5
Total	100.0%	100.0%

The combined total at our hospitals and clinics for the estimated implicit price concessions for self-pay accounts receivable and allowances for other self-pay discounts and contractuals, as a percentage of gross self-pay receivables, was approximately 91% and 90% at December 31, 2020 and December 31, 2019, respectively. If the receivables that have been written-off, but where collections are still being pursued by outside collection agencies, were included in both the allowances and gross self-pay receivables specified above, the percentage of combined allowances to total self-pay receivables would have been 94% at both December 31, 2020 and December 31, 2019.

Goodwill and Other Intangibles

Goodwill represents the excess of the fair value of the consideration conveyed in the acquisition over the fair value of net assets acquired. Goodwill is evaluated for impairment annually and when an event occurs or circumstances change that, more likely than not, reduce the fair value of the reporting unit below its carrying value. During 2017, we early adopted Accounting Standards Update ASU 2017-04, which allows a company to record a goodwill impairment when the reporting units carrying value exceeds the fair value determined in step one. Our most recent annual goodwill evaluation was performed during the fourth quarter of 2020 with an October 31, 2020 measurement date, which indicated no impairment.

In addition, a detailed evaluation of potential impairment indicators was performed as of December 31, 2020, which specifically considered the volatility of the fair market value of our outstanding senior secured and unsecured notes and common stock during the year ended December 31, 2020, as well as declines in patient volumes and net operating revenues resulting from the COVID-19 pandemic. On the basis of available evidence as of December 31, 2020, no impairment indicators were identified.

At December 31, 2020, we had approximately $4.2 billion of goodwill recorded, all of which resides at our hospital operations reporting unit.

While no impairment was indicated in our annual goodwill evaluation as of the October 31, 2020 measurement date (or in our 2019 and 2018 goodwill impairment evaluations), we recorded material non-cash impairment charges during 2016 and 2017 which reduced the carrying value of our hospital operations reporting unit to an amount equal to our estimated fair values as of such prior year measurement dates. This increases the risk that future declines in fair value could result in goodwill impairment. The determination of fair value in our goodwill impairment analysis is based on an estimate of fair value for the hospital operations reporting unit utilizing known and estimated inputs at the evaluation date. Some of those inputs include, but are not limited to, the most recent price of our common stock or fair value of our long-term debt, estimates of future revenue and expense growth, estimated market multiples, expected capital expenditures, income tax rates, and costs of invested capital.

Future estimates of fair value could be adversely affected if the actual outcome of one or more of the assumptions described above changes materially in the future, including a decline in our stock price or the fair value of our long-term debt, an increase in the volatility of our stock price or the fair value of our long-term debt, lower than expected net operating revenues or hospital volumes, higher market interest rates or increased operating costs. Such changes impacting the calculation of our fair value, the risks of which are amplified by the COVID-19 pandemic, could result in a material impairment charge in the future.

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

The net present value of the projected payments was discounted using a weighted-average risk-free rate 1.8%, 2.6% and 3.1% in 2020, 2019 and 2018, respectively. This liability is adjusted for new claims information in the period such information becomes known to us. Professional malpractice expense includes the losses resulting from professional liability claims and loss adjustment expense, as well as paid excess insurance premiums, and is presented within other operating expenses in the accompanying consolidated statements of income (loss).

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

	Year Ended December 31,
	2020	2019	2018
Accrual for professional liability claims, beginning of year	$612	$650	$711
Liability for insured claims (1)	17	(11)	(21)
Expense (income) related to:
Current accident year	102	115	161
Prior accident years	56	136	14
Expense (income) from discounting	10	12	(12)
Total incurred loss and loss expense (2)	168	263	163
Paid claims and expenses related to:
Current accident year	-	(1)	-
Prior accident years	(195)	(289)	(203)
Total paid claims and expenses	(195)	(290)	(203)
Accrual for professional liability claims, end of year	$602	$612	$650

(1)	The liability for insured claims is recorded on the consolidated balance sheet with a corresponding insurance recovery receivable.
(2)	Total expense, including premiums for insured coverage, was $203 million in 2020, $298 million in 2019 and $199 million in 2018.

During the year ended December 31, 2020, the Company incurred expenses in the amount of approximately $50 million related to the settlement of a professional liability claim for which the Company’s third-party insurers’ obligation to provide coverage to the Company in connection with the underlying loss is being litigated. In the ordinary course of business, the Company’s expense with respect to professional liability claims which is actuarially determined is limited to amounts not covered by third-party insurance policies, which typically provide coverage for professional liability claims. The subject of the litigation for the recovery of the full amount of the $50 million settlement is whether the claim is covered under the subject policies. Aside from this matter, there were no significant changes in our estimate of the reserve for professional liability claims during the year ended December 31, 2020.

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

The total amount of unrecognized benefit that would impact the effective tax rate, if recognized, less than $1 million as of December 31, 2020. A total of less than $1 million of interest and penalties is included in the amount of liability for uncertain tax positions at December 31, 2020. It is our policy to recognize interest and penalties related to unrecognized benefits in our consolidated statements of income (loss) as income tax expense.

It is possible the amount of unrecognized tax benefit could change in the next 12 months as a result of a lapse of the statute of limitations and settlements with taxing authorities; however, we do not anticipate the change will have a material impact on our consolidated results of operations or consolidated financial position.

Our federal income tax returns for the 2009 and 2010 tax years have been settled with the Internal Revenue Service. The results of these examinations were not material to our consolidated results of operations or consolidated financial position. Our federal income tax returns for the 2014 and 2015 tax years remain under examination by the Internal Revenue Service. We believe the results of these examinations will not be material to our consolidated results of operations or consolidated financial position. We have extended the federal statute of limitations through December 31, 2021 for Community Health Systems, Inc. for the tax periods ended December 31, 2014 and 2015. Our federal income tax return for the 2018 tax year is under examination by the Internal Revenue Service.

Recent Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update, or ASU, 2020-04, or Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria that reference LIBOR or another rate that is expected to be discontinued. The amendments in the ASU are effective for all entities as of March 12, 2020 through December 31, 2022. The adoption of this guidance did not have a material impact on our consolidated financial position or results of operations.

We have evaluated all other recently issued, but not yet effective, ASUs and do not expect the eventual adoption of these ASUs to have a material impact our consolidated financial position or results of operations.

FORWARD-LOOKING STATEMENTS

Some of the matters discussed in this Report include “forward-looking statements” within the meaning of the federal securities laws, which involve risks, assumptions and uncertainties. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “thinks,” and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include, among other things:

•

developments related to COVID-19, including, without limitation, related to the length and severity of the pandemic; the volume of canceled or rescheduled procedures; the volume of COVID-19 patients cared for across our health systems; the timing and availability of effective medical treatments and vaccines, including the timing and effectiveness of the ongoing rollout of currently available vaccines; the spread of potentially more contagious and/or virulent forms of the virus; measures we are taking to respond to the COVID-19 pandemic; the impact of government and administrative regulation on us; changes in net revenue due to patient volumes, payor mix and negative macroeconomic conditions; increased expenses related to labor, supply chain, capital and other expenditures; workforce disruptions; and supply shortages and disruptions;

•

uncertainty regarding the implementation of the CARES Act, the PPPHCE Act, the CAA and any other future stimulus measures related to COVID-19, including the magnitude and timing of any future payments or benefits we may receive or realize thereunder;

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
•

our ability to successfully make acquisitions or complete divestitures, our ability to complete any such acquisitions or divestitures on desired terms or at all, the timing of the completion of any such acquisitions or divestitures, and our ability to realize the intended benefits from any such acquisitions or divestitures;

•	the impact that changes in our relationships with joint venture or syndication partners could have on effectively operating our hospitals or ancillary services or in advancing strategic opportunities;
•	our ability to successfully integrate any acquired hospitals, or to recognize expected synergies from acquisitions;
•	the impact of seasonal severe weather conditions, including the timing and amount of insurance recoveries in relation to severe weather events;
•	our ability to obtain adequate levels of insurance, including general liability, professional liability, and directors and officers liability insurance;
•	timeliness of reimbursement payments received under government programs;
•	effects related to pandemics, epidemics, or outbreaks of infectious diseases, including the novel coronavirus causing the disease known as COVID-19 as noted above;
•	the impact of cyber-attacks or security breaches;
•	any failure to comply with the terms of the Corporate Integrity Agreement;
•	the concentration of our revenue in a small number of states;
•	our ability to realize anticipated cost savings and other benefits from our current strategic and operational cost savings initiatives;
•	changes in interpretations, assumptions and expectations regarding the Tax Cuts and Jobs Act; and
•	the other risk factors set forth in this Form 10-K and our other public filings with the SEC.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate changes, primarily as a result of the ABL Facility which bears interest based on floating rates. In order to manage the volatility relating to the market risk, we entered into interest rate swap agreements to manage our exposure to these fluctuations, as described under the heading “Liquidity and Capital Resources” in Part II, Item 7 of the Form 10-K for the year ended December 31, 2019. We utilize risk management procedures and controls in executing derivative financial instrument transactions. We do not execute transactions or hold derivative financial instruments for trading purposes. Derivative financial instruments related to interest rate sensitivity of debt obligations are used with the goal of mitigating a portion of the exposure when it is cost effective to do so. As of August 30, 2020, our last interest rate swap agreement terminated.

A 1% change in interest rates on variable rate debt in excess of that amount covered by interest rate swaps would have resulted in interest expense fluctuating approximately $1 million in 2020, $3 million in 2019 and $11 million in 2018.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Community Health Systems, Inc.

Franklin, TN

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Community Health Systems, Inc. and subsidiaries (the “Companyˮ) as of December 31, 2020 and 2019, the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ (deficit) equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statementsˮ). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company has adopted Accounting Standards Codification Topic 842, “Leasesˮ, using the modified retrospective adoption method on January 1, 2019.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Patient Accounts Receivable — Refer to Note 1 to the financial statements

Critical Audit Matter Description

Patient accounts receivable are recorded net of implicit price concessions for insured and self-pay patients. Implicit price concessions related to self-pay patients require more extensive judgment and subjective assumptions. Self-pay price concessions relate primarily to amounts due directly from patients and are based upon management’s assessment of historical write-offs and expected net collections, business and economic conditions, trends in federal, state, and private employer health care coverage, and other collection indicators.

Auditing management’s estimate of self-pay price concessions was complex and judgmental due to the significant data inputs and subjective assumptions utilized in determining related amounts.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the net realizable value of self-pay accounts receivable included the following, among others:

•	We tested management’s internal controls that address the risks of material misstatement related to the Company’s estimation of implicit self-pay price concessions.
•	We evaluated management’s methodology and related assumptions, including cash collections, by comparing actual results to management’s historical estimates.
•	We tested the underlying data related to the recognition of patient level charges and the subsequent activities, including cash collections and non-cash adjustments.
•	We tested the mathematical accuracy of the estimates applied to period-end accounts receivable.
•	We evaluated the appropriateness of the industry, economic, and Company factors that were used in determining the net realizable value of self-pay accounts receivable.

Professional Liability Claims — Refer to Note 15 to the financial statements

Critical Audit Matter Description

The Company is self-insured for professional liability claims up to certain self-insured retention limits based on the policy year. Professional liabilities consist of the projected settlement value of reported and unreported claims. The self-insurance reserves are estimated based on the Company’s historical claims experience, supplemented with industry experience, as necessary, and is established using actuarial methods followed in the insurance industry.

Auditing management’s professional liability reserves was complex and judgmental due to the significant estimations required in determining the projected settlement value of reported and unreported claims.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the self-insured professional liability claims included the following, among others:

•

We tested management’s internal controls that address the risks of material misstatement related to professional liability claims, including those over the projection of the settlement value of reported and unreported claims.

•	We evaluated the assumptions used by management to estimate the self-insurance reserves by:
-	Testing the underlying data that served as the basis for the actuarial analysis, including historical claims, to test that the inputs to the actuarial estimate were reasonable.
-

Comparing management’s prior-year assumptions of expected development and ultimate loss to actual amounts incurred during the current year to identify potential bias in the determination of the self-insurance reserves.

•

With the assistance of our actuarial specialists, we developed independent estimates of the professional liability claims, including loss data and industry claim development factors, and compared our estimates to management’s estimates.

/s/ Deloitte & Touche LLP

Nashville, Tennessee
February 18, 2021

We have served as the Company’s auditor since 1996.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Year Ended December 31,
	2020	2019	2018
	(In millions, except share and per share data)
Net operating revenues	$11,789	$13,210	$14,155
Operating costs and expenses:
Salaries and benefits	5,411	5,947	6,384
Supplies	1,963	2,151	2,355
Other operating expenses	2,957	3,303	3,496
Government and other legal settlements and related costs	-	93	11
Electronic health records incentive reimbursement	-	(1)	(4)
Lease cost and rent	327	321	337
Pandemic relief funds	(601)	—	—
Depreciation and amortization	558	608	700
Impairment and (gain) loss on sale of businesses, net	48	138	668
Total operating costs and expenses	10,663	12,560	13,947
Income from operations	1,126	650	208
Interest expense, net of interest income of $3 in both 2020 and 2019 and $7 in 2018	1,031	1,041	976
(Gain) loss from early extinguishment of debt	(317)	54	(31)
Equity in earnings of unconsolidated affiliates	(10)	(15)	(22)
Income (loss) before income taxes	422	(430)	(715)
(Benefit from) provision for income taxes	(185)	160	(11)
Net income (loss)	607	(590)	(704)
Less: Net income attributable to noncontrolling interests	96	85	84
Net income (loss) attributable to Community Health Systems, Inc. stockholders	$511	$(675)	$(788)
Earnings (loss) per share attributable to Community Health Systems, Inc. common stockholders:
Basic	$4.43	$(5.93)	$(6.99)
Diluted	$4.39	(5.93)	(6.99)
Weighted-average number of shares outstanding:
Basic	115,491,022	113,739,046	112,728,274
Diluted	116,544,561	113,739,046	112,728,274

See accompanying notes to the consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2020	2019	2018
		(In millions)
Net income (loss)	$607	$(590)	$(704)
Other comprehensive (loss) income, net of income taxes:
Net change in fair value of interest rate swaps, net of tax of $0, $1 and $6 for the years ended December 31, 2020, 2019 and 2018, respectively	(1)	(3)	20
Net change in fair value of available-for-sale debt securities, net of tax	4	4	(2)
Amortization and recognition of unrecognized pension cost components, net of tax of $2, $0 and $1 for the years ended December 31, 2020, 2019, and 2018, respectively	(7)	-	(1)
Other comprehensive (loss) income	(4)	1	17
Comprehensive income (loss)	603	(589)	(687)
Less: Comprehensive income attributable to noncontrolling interests	96	85	84
Comprehensive income (loss) attributable to Community Health Systems, Inc. stockholders	$507	$(674)	$(771)

See accompanying notes to the consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019
	(In millions, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,676	$216
Patient accounts receivable (see Note 1)	1,927	2,258
Supplies	335	354
Prepaid income taxes	50	48
Prepaid expenses and taxes	184	193
Other current assets	338	358
Total current assets	4,510	3,427
Property and equipment
Land and improvements	515	560
Buildings and improvements	5,749	5,878
Equipment and fixtures	3,088	3,215
Property and equipment	9,352	9,653
Less accumulated depreciation and amortization	(4,030)	(4,045)
Property and equipment, net	5,322	5,608
Goodwill	4,219	4,328
Deferred income taxes	59	38
Other assets, net of accumulated amortization of $1,118 and $981 at December 31, 2020 and 2019, respectively	1,896	2,208
Total assets	$16,006	$15,609
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$123	$20
Current operating lease liabilities	142	136
Accounts payable	783	811
Accrued liabilities:
Employee compensation	637	594
Accrued interest	150	189
Other	980	532
Total current liabilities	2,815	2,282
Long-term debt	12,093	13,385
Deferred income taxes	29	200
Long-term operating lease liabilities	524	487
Other long-term liabilities	1,599	894
Total liabilities	17,060	17,248
Redeemable noncontrolling interests in equity of consolidated subsidiaries	484	502
Commitments and contingencies (Note 15)
STOCKHOLDERS’ DEFICIT
Community Health Systems, Inc. stockholders’ deficit:
Preferred stock, $.01 par value per share, 100,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value per share, 300,000,000 shares authorized; 129,612,117 shares issued and outstanding at December 31, 2020, and 117,822,631 shares issued and outstanding at December 31, 2019	1	1
Additional paid-in capital	2,094	2,008
Accumulated other comprehensive loss	(13)	(9)
Accumulated deficit	(3,707)	(4,218)
Total Community Health Systems, Inc. stockholders’ deficit	(1,625)	(2,218)
Noncontrolling interests in equity of consolidated subsidiaries	87	77
Total stockholders’ deficit	(1,538)	(2,141)
Total liabilities and stockholders’ deficit	$16,006	$15,609

See accompanying notes to the consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

		Community Health Systems, Inc. Stockholders
	Redeemable Noncontrolling	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’ (Deficit)
	Interests	Shares	Amount	Capital	Income (Loss)	Deficit	Interests	Equity
		(In millions, except share data)
Balance, December 31, 2017	$527	114,651,004	$1	$2,014	$(21)	$(2,761)	$75	$(692)
Comprehensive income (loss)	54	-	-	-	17	(788)	30	(741)
Adoption of new accounting standards	-	-	-	-	(6)	6	-	-
Contributions from noncontrolling interests	3	-	-	-	-	-	-	-
Distributions to noncontrolling interests	(68)	-	-	-	-	-	(28)	(28)
Purchase of subsidiary shares from noncontrolling interests	(24)	-	-	(4)	-	-	(3)	(7)
Other reclassifications of noncontrolling interests	1	-	-	-	-	-	(2)	(2)
Noncontrolling interests in acquired entity	6	-	-	-	-	-	-	-
Adjustment to redemption value of redeemable noncontrolling interests	5	-	-	(5)	-	-	-	(5)
Cancellation of restricted stock for tax withholdings on vested shares	-	(293,735)	-	(1)	-	-	-	(1)
Income tax payable increase from vesting of restricted shares	-	333	-	-	-	-	-	-
Stock-based compensation	-	1,890,774	-	13	-	-	-	13
Balance, December 31, 2018	504	116,248,376	1	2,017	(10)	(3,543)	72	(1,463)
Comprehensive income (loss)	52	-	-	-	1	(675)	33	(641)
Contributions from noncontrolling interests	3	-	-	-	-	-	7	7
Distributions to noncontrolling interests	(68)	-	-	-	-	-	(31)	(31)
Purchase of subsidiary shares from noncontrolling interests	(8)	-	-	3	-	-	(6)	(3)
Other reclassifications of noncontrolling interests	(2)	-	-	-	-	-	2	2
Adjustment to redemption value of redeemable noncontrolling interests	21	-	-	(21)	-	-	-	(21)
Cancellation of restricted stock for tax withholdings on vested shares	-	(298,182)	-	(1)	-	-	-	(1)
Income tax payable increase from vesting of restricted shares	-	333	-	-	-	-	-	-
Stock-based compensation	-	1,872,104	-	10	-	-	-	10
Balance, December 31, 2019	502	117,822,631	1	2,008	(9)	(4,218)	77	(2,141)
Comprehensive income (loss)	58	-	-	-	(4)	511	38	545
Contributions from noncontrolling interests	-	-	-	-	-	-	15	15
Distributions to noncontrolling interests	(82)	-	-	-	-	-	(34)	(34)
Purchase of subsidiary shares from noncontrolling interests	(4)	-	-	3	-	-	-	3
Other reclassifications of noncontrolling interests	9	-	-	-	-	-	(9)	(9)
Disposition of less-than-wholly owned hospital	(14)	-	-	-	-	-		-
Adjustment to redemption value of redeemable noncontrolling interests	15	-	-	(15)	-	-	-	(15)
Cancellation of restricted stock for tax withholdings on vested shares	-	(288,859)	-	(1)	-	-	-	(1)
Issuance of common stock in connection with the exercise of stock options	-	18,166	-	-	-	-	-	-
Income tax payable increase from vesting of restricted shares	-	333	-	-	-	-	-	-
Section 3(a)(9) exchange	-	10,000,000		86				86
Stock-based compensation	-	2,059,846	-	13	-	-	-	13
Balance, December 31, 2020	$484	129,612,117	$1	$2,094	$(13)	$(3,707)	$87	$(1,538)

See accompanying notes to the consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019	2018
	(In millions)
Cash flows from operating activities:
Net income (loss)	$607	$(590)	$(704)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	558	608	700
Deferred income taxes	(187)	203	(3)
Government and other legal settlements and related costs	-	51	11
Stock-based compensation expense	13	10	13
Impairment and (gain) loss on sale of businesses, net	48	138	668
(Gain) loss from early extinguishment of debt	(317)	54	(31)
Other non-cash expenses, net	131	182	38
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Patient accounts receivable	309	93	31
Supplies, prepaid expenses and other current assets	(15)	38	16
Medicare accelerated payments	1,158	-	-
Repayment/derecognition of Medicare accelerated payments	(77)	-	-
Unrecognized pandemic relief funds	104	-	-
Accounts payable, accrued liabilities and income taxes	(67)	(157)	(163)
Payment of HMA legal settlement	-	-	(266)
Other	(87)	(245)	(36)
Net cash provided by operating activities	2,178	385	274
Cash flows from investing activities:
Acquisitions of facilities and other related businesses	(1)	(13)	(26)
Purchases of property and equipment	(440)	(438)	(527)
Proceeds from disposition of hospitals and other ancillary operations	648	604	405
Proceeds from sale of property and equipment	4	3	8
Purchases of available-for-sale debt securities and equity securities	(178)	(80)	(78)
Proceeds from sales of available-for-sale debt securities and equity securities	194	92	114
Increase in other investments	(50)	(170)	(141)
Net cash provided by (used in) investing activities	177	(2)	(245)
Cash flows from financing activities:
Repurchase of restricted stock shares for payroll tax withholding requirements	(1)	(1)	(1)
Deferred financing costs and other debt-related costs	(156)	(46)	(96)
Proceeds from noncontrolling investors in joint ventures	15	10	3
Redemption of noncontrolling investments in joint ventures	(1)	(11)	(31)
Distributions to noncontrolling investors in joint ventures	(116)	(99)	(96)
Proceeds from sale-lease back	2	60	-
Other borrowings	53	37	28
Issuance of long-term debt	4,262	3,042	1,033
Proceeds from ABL Facility	540	202	797
Repayments of long-term indebtedness	(5,493)	(3,557)	(2,033)
Net cash used in financing activities	(895)	(363)	(396)
Net change in cash and cash equivalents	1,460	20	(367)
Cash and cash equivalents at beginning of period	216	196	563
Cash and cash equivalents at end of period	$1,676	$216	$196
Supplemental disclosure of cash flow information:
Interest payments	$(1,039)	$(1,011)	$(936)
Income tax refunds (payments), net	$(2)	$3	$19

See accompanying notes to the consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Business.    Community Health Systems, Inc. is a holding company and operates no business in its own name. On a consolidated basis, Community Health Systems, Inc. and its subsidiaries (collectively the “Company”) own, lease and operate general acute care hospitals in communities across the country. As of December 31, 2020, the Company owned or leased 89 hospitals, including two stand-alone rehabilitation or psychiatric hospitals, licensed for 14,110 beds in 16 states. Throughout these notes to the consolidated financial statements, Community Health Systems, Inc. (the “Parent”) and its consolidated subsidiaries are referred to on a collective basis as the “Company.” This drafting style is not meant to indicate that the publicly-traded Parent or any particular subsidiary of the Parent owns or operates any asset, business, or property. The hospitals, operations and businesses described in this filing are owned and operated, and management services provided, by distinct and indirect subsidiaries of Community Health Systems, Inc.

As of December 31, 2020, Indiana, Florida and Texas represent the only areas of significant geographic concentration. Net operating revenues generated by the Company’s hospitals in Indiana, as a percentage of consolidated net operating revenues, were 15.0% in 2020, 13.7% in 2019 and 12.5% in 2018. Net operating revenues generated by the Company’s hospitals in Florida, as a percentage of consolidated net operating revenues, were 13.0% in 2020 and 14.3% in both 2019 and 2018. Net operating revenues generated by the Company’s hospitals in Texas, as a percentage of consolidated net operating revenues, were 12.2% in both 2020 and 2019 and 11.7% in 2018.

Use of Estimates.    The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from these estimates under different assumptions or conditions.

Principles of Consolidation.    The consolidated financial statements include the accounts of the Parent, its subsidiaries, all of which are controlled by the Parent through majority voting control, and variable interest entities for which the Company is the primary beneficiary. All intercompany accounts, profits and transactions have been eliminated. Noncontrolling interests in less-than-wholly-owned consolidated subsidiaries of the Parent are presented as a component of total equity to distinguish between the interests of the Parent and the interests of the noncontrolling owners. Revenues, expenses and income from these subsidiaries are included in the consolidated amounts as presented on the consolidated statements of income (loss), along with a net income measure that separately presents the amounts attributable to the controlling interests and the amounts attributable to the noncontrolling interests for each of the periods presented. Noncontrolling interests that are redeemable or may become redeemable at a fixed or determinable price at the option of the holder or upon the occurrence of an event outside of the control of the Company are presented in mezzanine equity on the consolidated balance sheets.

Cost of Revenue.    Substantially all of the Company’s operating costs and expenses are “cost of revenue” items. Operating costs that could be classified as general and administrative by the Company would include the Company’s corporate office costs at its Franklin, Tennessee office which were collectively $190 million, $184 million and $181 million for the years ended December 31, 2020, 2019 and 2018, respectively. Included in these corporate office costs is stock-based compensation of $13 million, $10 million and $13 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Cash Equivalents.    The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents.

Supplies.    Supplies, principally medical supplies, are stated at the lower of cost (first-in, first-out basis) or market.

Marketable Securities.    The Company’s marketable securities consist of debt securities that are classified as trading or available-for-sale and equity securities. Available-for-sale debt securities are carried at fair value as determined by quoted market prices, with unrealized gains and losses reported as a separate component of stockholders’ (deficit) equity. Trading securities are reported at fair value with unrealized gains and losses included in earnings. Other comprehensive loss, net of tax, included an unrealized gain of $4 million for both of the years ended December 31, 2020 and 2019, and an unrealized loss of $2 million during the year ended December 31, 2018, related to these available-for-sale debt securities.

Property and Equipment.    Property and equipment are recorded at cost. Depreciation is recognized using the straight-line method over the estimated useful lives of the land and improvements (3 to 20 years), buildings and improvements (5 to 40 years) and equipment and fixtures (3 to 18 years). Costs capitalized as construction in progress were $194 million and $219 million at December 31, 2020 and 2019, respectively. Expenditures for renovations and other significant improvements are capitalized; however, maintenance and repairs which do not improve or extend the useful lives of the respective assets are charged to operations as incurred. Interest capitalized related to construction in progress was $15 million, $20 million and $15 million for the years ended December 31,

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2020, 2019 and 2018, respectively. Purchases of property and equipment and internal-use software accrued in accounts payable and not yet paid were $100 million and $93 million at December 31, 2020 and 2019, respectively.

The Company also leases certain facilities and equipment under finance leases (see Note 9). Such assets are amortized on a straight-line basis over the lesser of the term of the lease or the remaining useful lives of the applicable assets. During the year ended December 31, 2020, the Company had non-cash investing activity of $22 million related to certain facility and equipment additions that were financed through finance leases and other debt.

Goodwill.    Goodwill represents the excess of the fair value of the consideration conveyed in the acquisition over the fair value of net assets acquired. Goodwill arising from business combinations is not amortized. Goodwill is required to be evaluated for impairment at the same time every year and when an event occurs or circumstances change such that it is more likely than not that impairment may exist. The Company performs its annual testing of impairment for goodwill in the fourth quarter of each year. There was no goodwill impairment charge during the years ended December 31, 2020, 2019 and 2018 as a result of the Company’s annual impairment evaluation.

Other Assets.    Other assets consist of the insurance recovery receivable from excess insurance carriers related to the Company’s self-insured malpractice general liability and workers’ compensation insurance liability; costs to recruit physicians to the Company’s markets, which are deferred and expensed over the term of the respective physician recruitment contract, generally three years, and included in amortization expense; equity method investments; and capitalized internal-use software costs, which are expensed over the expected useful life, which is generally three years for routine software, and included in amortization expense.

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

Net Operating Revenues

Net operating revenues are recorded at the transaction price estimated by the Company to reflect the total consideration due from patients and third-party payors in exchange for providing goods and services in patient care. These services are considered to be a single performance obligation and have a duration of less than one year. Revenues are recorded as these goods and services are provided. The transaction price, which involves significant estimates, is determined based on the Company’s standard charges for the goods and services provided, with a reduction recorded for price concessions related to third party contractual arrangements as well as patient discounts and other patient price concessions. During each of the years ended December 31, 2020, 2019 and 2018, the impact of changes to the inputs used to determine the transaction price was considered immaterial.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s net operating revenues during the years ended December 31, 2020, 2019 and 2018 have been presented in the following table based on an allocation of the estimated transaction price with the patient between the primary patient classification of insurance coverage (in millions):

	Year Ended December 31,
	2020	2019	2018
Medicare	$2,813	$3,331	$3,730
Medicaid	1,578	1,736	1,876
Managed Care and other third-party payors	7,400	8,014	8,349
Self-pay	(2)	129	200
Total	$11,789	$13,210	$14,155

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

Final settlements for some payors and programs are subject to adjustment based on administrative review and audit by third parties. As a result of these final settlements, the Company has recorded amounts due to third-party payors of $98 million and $83 million as of December 31, 2020 and December 31, 2019, respectively, and these amounts are included in accrued liabilities-other in the accompanying consolidated balance sheets. Amounts due from third-party payors were $136 million and $137 million as of December 31, 2020 and December 31, 2019, respectively, and are included in other current assets in the accompanying consolidated balance sheets. Substantially all Medicare and Medicaid cost reports are final settled through 2016.

Charity Care

In the ordinary course of business, the Company renders services to patients who are financially unable to pay for hospital care. The Company’s policy is to not pursue collections for such amounts; therefore, the related charges for those patients who are financially unable to pay and that otherwise do not qualify for reimbursement from a governmental program are not reported in net operating revenues, and are thus classified as charity care. The Company determines amounts that qualify for charity care based on the patient’s household income relative to the federal poverty level guidelines, as established by the federal government. The Company updated its policy during the year ended December 31, 2020 in a manner which increased the number of accounts qualifying for charity care. This resulted in an increase in charity care services during the year ended December 31, 2020 compared to 2019 and previous years.

These charity care services are estimated to be $1.0 billion, $540 million and $491 million for the years ended December 31, 2020, 2019 and 2018, respectively, representing the value (at the Company’s standard charges) of these charity care services that are excluded from net operating revenues. The estimated cost incurred by the Company to provide these charity care services to patients who are unable to pay was approximately $122 million, $66 million and $62 million for the years ended December 31, 2020, 2019 and 2018, respectively. The estimated cost of these charity care services was determined using a ratio of cost to gross charges and applying that ratio to the gross charges associated with providing care to charity patients for the period.

Electronic Health Records Incentive Reimbursement.    The federal government has implemented a number of regulations and programs designed to promote the use of electronic health records (“EHR”) technology and, pursuant to the Health Information Technology for Economic and Clinical Health Act (“HITECH”), established requirements for a Medicare and Medicaid incentive

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

payments program for eligible hospitals and professionals that adopt and meaningfully use certified EHR technology. The Company utilizes a gain contingency model to recognize EHR incentive payments. Recognition occurs when the eligible hospitals adopt or demonstrate meaningful use of certified EHR technology.

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

The adoption of ASC 842 had a material impact on the Company’s consolidated balance sheet through the recording of the operating lease liabilities and related ROU assets for leases in effect at January 1, 2019, but the adoption did not have a material impact on the Company’s consolidated statement of income (loss) or consolidated statement of cash flows for the year ended December 31, 2019. The Company recorded approximately $673 million of operating lease liabilities and ROU assets on January 1, 2019 upon adoption of ASC 842, with no impact on accumulated deficit.

Physician Income Guarantees.    The Company enters into physician recruiting agreements under which it supplements physician income to a minimum amount over a period of time, typically one year, while the physicians establish themselves in the community. As part of the agreements, the physicians are committed to practice in the community for a period of time, typically three years, which extends beyond their income guarantee period. The Company records an asset and liability for the estimated fair value of minimum revenue guarantees on new agreements. Adjustments to the ultimate value of the guarantee paid to physicians are recognized in the period that the change in estimate is identified. The Company amortizes an asset over the life of the agreement. As of December 31, 2020 and 2019, the unamortized portion of these physician income guarantees was $16 million and $20 million, respectively, and is recorded in other assets in the consolidated balance sheet.

Concentrations of Credit Risk.    The Company grants unsecured credit to its patients, most of whom reside in the service area of the Company’s facilities and are insured under third-party payor agreements. Because of the economic diversity of the Company’s facilities and non-governmental third-party payors, Medicare represents the only significant concentration of credit risk from payors. Accounts receivable, net of contractual allowances, from Medicare was $232 million and $268 million at December 31, 2020 and 2019, respectively, representing 6% and 5% of consolidated net accounts receivable at December 31, 2020 and 2019, respectively.

Accounting for the Impairment or Disposal of Long-Lived Assets.      During the year ended December 31, 2020, the Company recorded a total combined net impairment charge and loss on disposal of approximately $48 million, of which (i) approximately $59 million was recorded to reduce the carrying value of closed hospitals and certain hospitals that have been sold or deemed held for sale based on the difference between the carrying value of the hospital disposal groups compared to estimated fair value less costs to sell, (ii) approximately $74 million was recorded primarily to adjust the carrying value of other long-lived assets at several underperforming hospitals or where the Company was in discussions with potential buyers for divestiture at a sales price that indicated

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

a fair value below carrying value, (iii) approximately $3 million was recorded related to a hospital that closed on September 30, 2020, and (iv) approximately $1 million was recorded related to a shared service center that closed on July 31, 2020. The impairment charge was partially offset by a gain of approximately $89  million related primarily to three hospitals sold on January 1, 2020, one hospital sold on July 1, 2020 and two hospitals sold on October 27, 2020. During the year ended December 31, 2020, a net allocation of approximately $110 million of goodwill was allocated from the hospital operations reporting unit based on a calculation of each disposal groups’ relative fair value compared to the total reporting unit. The Company will continue to evaluate the potential for further impairment of the long-lived assets of underperforming hospitals as well as evaluate offers for potential sales. Based on such analysis, additional impairment charges may be recorded in the future.

During the year ended December 31, 2019, the Company recorded a total combined impairment charge and loss on disposal of approximately $138 million, of which (i) approximately $92 million was recorded to reduce the carrying value of closed hospitals and certain hospitals that have been sold or deemed held for sale based on the difference between the carrying value of the hospital disposal groups compared to estimated fair value less costs to sell and (ii) approximately $46 million was recorded primarily to adjust the carrying value of other long-lived assets at several underperforming hospitals or where the Company was in discussions with potential buyers for divestiture at a sales price that indicated a fair value below carrying value. During the year ended December 31, 2019, a net allocation of approximately $235 million of goodwill was allocated from the hospital operations reporting unit goodwill based on a calculation of each disposal groups’ relative fair value compared to the total reporting unit. The Company will continue to evaluate the potential for further impairment of the long-lived assets of underperforming hospitals as well as evaluate offers for potential sales. Based on such analysis, additional impairment charges may be recorded in the future.

Income Taxes.    The Company accounts for income taxes under the asset and liability method, in which deferred income tax assets and liabilities are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in the consolidated statement of income (loss) during the period in which the tax rate change becomes law.

Comprehensive Loss.    Comprehensive loss is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.

Segment Reporting.    A public company is required to report annual and interim financial and descriptive information about its reportable operating segments. Operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Aggregation of similar operating segments into a single reportable operating segment is permitted if the businesses have similar economic characteristics and meet the criteria established by U.S. GAAP. The Company operates a single operating segment represented by hospital operations (which includes the Company's acute care hospitals and related healthcare entities that provide inpatient and outpatient healthcare services).

COVID-19 Pandemic.   In January 2020, the Secretary of the U.S. Department of Health and Human Services (“HHS”) declared a national public health emergency due to a novel strain of coronavirus. In March 2020, the World Health Organization declared the outbreak of COVID-19, a disease caused by this coronavirus, a pandemic. The resulting measures to contain the spread and impact of COVID-19 and other developments related to COVID-19 have materially affected the Company’s results of operations during 2020. Where applicable, the impact resulting from the COVID-19 pandemic during the year ended December 31, 2020, has been considered, including updated assessments of the recoverability of assets and evaluation of potential credit losses. As a result of the COVID-19 pandemic, federal and state governments have passed legislation, promulgated regulations and taken other administrative actions intended to assist healthcare providers in providing care to COVID-19 and other patients during the public health emergency. Sources of relief include the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020, the Paycheck Protection Program and Health Care Enhancement Act (the “PPPHCE Act”), which was enacted on April 24, 2020, and the Consolidated Appropriations Act, 2021 (the “CAA”), which was enacted on December 27, 2020. In total, the CARES Act, PPPHCE Act and the CAA authorize $178 billion in funding to be distributed to hospitals and other healthcare providers through the Public Health and Social Services Emergency Fund (the “PHSSEF”). In addition, the CARES Act provide for an expansion of the Medicare Accelerated and Advance Payment Program whereby inpatient acute care hospitals and other eligible providers were able to request accelerated payment of up to 100% of their Medicare payment amount for a six-month period to be repaid through withholding of future Medicare fee-for-service payments. Various other state and local programs also exist to provide relief, either independently or through distribution of monies received via the CARES Act. During the year ended December 31, 2020, the Company was a beneficiary of these stimulus measures, including the Medicare Accelerated and Advance Payment Program. The Company’s accounting policies for the recognition of these stimulus monies is as follows:

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Pandemic Relief Funds

During the year ended December 31, 2020, the Company received approximately $705 million in payments through the PHSSEF and various state and local programs, net of amounts that have or will be repaid to HHS and various state and local agencies either voluntarily or in relation to entities that were previously divested. Approximately $601 million of the PHSSEF payments were recognized as a reduction in operating costs and expenses during the year ended December 31, 2020, which is denoted by the caption “pandemic relief funds” within the consolidated statements of income (loss). The recognition of amounts received is conditioned upon the provision of care for individuals with possible or actual cases of COVID-19 after January 31, 2020, certification that payment will be used to prevent, prepare for and respond to coronavirus and shall reimburse the recipient only for healthcare-related expenses or lost revenues, as defined by HHS, that are attributable to coronavirus, as well as receipt of the funds. Amounts are recognized as a reduction to operating costs and expenses only to the extent the Company is reasonably assured that underlying conditions have been met.

The Company’s assessment of whether the terms and conditions for amounts received are reasonably assured of having been met considers, among other things, the CARES Act, the CAA and all frequently asked questions and other interpretive guidance issued by HHS, including the Post-Payment Notice of Reporting Requirements issued on January 15, 2021 (the “January 15, 2021 Notice”) and frequently asked questions issued by HHS on January 28, 2021 which clarified previously issued guidance, as well as expenses incurred attributable to the coronavirus and the Company’s results of operations during such period as compared to the Company’s budget. Such guidance, specifically the various Post-Payment Notice of Reporting Requirements and frequently asked questions issued by HHS, set forth the allowable methods for quantifying eligible healthcare related expenses and lost revenues. Only healthcare related expenses attributable to coronavirus that another source has not reimbursed and is not obligated to reimburse are eligible to be claimed. On the basis of guidance available at the time, the Company’s estimate of lost revenues for 2020 was first based on the negative change in year-over-year net patient care operating revenue (year-to-date June 2020), then on the negative change in year-over-year net patient care operating income (year-to-date September 2020) and finally on the difference between budgeted and actual revenue for calendar year 2020 (year-to-date December 2020). The calculation as of December 31, 2020 is in accordance with the CAA which indicates that lost revenues may be calculated pursuant to frequently asked questions published by HHS in June 2020, including the difference between a provider’s budgeted and actual revenue if such budget had been established prior to March 27, 2020. The use of funds calculation as of December 31, 2020 takes into account expenses attributable to each respective entity, which primarily relate to incremental labor and supply costs, as well as lost revenues. General fund distributions were allocated among subsidiaries according to total unreimbursed losses. Targeted distributions were not allocated or transferred among subsidiaries. While the CAA, January 15, 2021 Notice and frequently asked questions published by HHS on January 28, 2021 indicate that targeted distribution payments may be allocated or transferred to subsidiaries, distinct conditions exist for such allocations or transfers including that the parent organization have a “direct ownership relationship” with the subsidiary who received the targeted distribution payment. Additionally, the subsidiary that was the recipient of the targeted distribution payment retains responsibility for reporting to HHS on the use of such funds even if they are transferred or allocated to other subsidiaries. There are significant uncertainties as to the meaning and interpretation of conditions specific to the allocation or transfer of targeted distribution payments such that as of December 31, 2020, the Company is not reasonably assured that it can or will choose to comply with such conditions in order to allocate or transfer targeted distribution payments.

Amounts received through the PHSSEF or state and local programs that have not yet been recognized as a reduction to operating costs and expenses or otherwise have not been refunded to HHS or the various state and local agencies as of December 31, 2020, are reflected within accrued liabilities-other in the consolidated balance sheet, and such unrecognized amounts may be recognized as a reduction in operating costs and expenses in future periods if the underlying conditions for recognition are met. HHS’ interpretation of the underlying terms and conditions of such PHSSEF payments, including auditing and reporting requirements, continues to evolve. Additional guidance or new and amended interpretations of existing guidance on the terms and conditions of such PHSSEF payments may result in changes in the Company’s estimate of amounts for which the terms and conditions are reasonably assured of being met, and any such changes may be material. Additionally, any such changes may result in the Company’s inability to recognize additional PHSSEF payments or may result in the derecognition of amounts previously recognized, which (in any such case) may be material.

Medicare Accelerated Payments

Medicare accelerated payments of approximately $1.2 billion were received by the Company in April 2020. No additional Medicare accelerated payments have been received by the Company since such time and approximately $77 million of amounts previously received was repaid to CMS or assumed by buyers related to divested entities. Effective October 8, 2020, CMS is no longer accepting new applications for accelerated payments. Accordingly, the Company does not expect to receive additional Medicare accelerated payments. Payments under the Medicare Accelerated and Advance Payment program are advances that must be repaid. Effective October 1, 2020, the program was amended such that providers are required to repay accelerated payments beginning one year after the payment was issued. After such one-year period, Medicare payments owed to providers will be recouped according to

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

the repayment terms. The repayment terms specify that for the first 11 months after repayment begins, repayment will occur through an automatic recoupment of 25% of Medicare payments otherwise owed to the provider. At the end of the eleven-month period, recoupment will increase to 50% for six months. At the end of the six months (or 29 months from the receipt of the initial accelerated payment), Medicare will issue a letter for full repayment of any remaining balance, as applicable. In such event, if payment is not received within 30 days, interest will accrue at the annual percentage rate of four percent (4%) from the date the letter was issued, and will be assessed for each full 30-day period that the balance remains unpaid. As of December 31, 2020, approximately $425 million of Medicare accelerated payments are reflected within accrued liabilities-other in the consolidated balance sheet while the remaining approximately $656 million are included within other long-term liabilities. The Company’s estimate of the current liability is a function of historical cash receipts from Medicare and the repayment terms set forth above.

New Accounting Pronouncements.    In March 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-04, “Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria that reference the London Interbank Offered Rate (“LIBOR”) or another rate that is expected to be discontinued. The amendments in the ASU are effective for all entities as of March 12, 2020 through December 31, 2022. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position or results of operations.

The Company has evaluated all other recently issued, but not yet effective, ASUs and does not expect the eventual adoption of these ASUs to have a material impact on its consolidated financial position or results of operations.

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

The 2009 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the IRC and for the grant of stock options which do not so qualify, stock appreciation rights, restricted stock, restricted stock units, performance-based shares or units and other share awards. Persons eligible to receive grants under the 2009 Plan include the Company’s directors, officers, employees and consultants. To date, all options granted under the 2009 Plan have been “nonqualified” stock options for tax purposes. Generally, vesting of these granted options occurs in one-third increments on each of the first three anniversaries of the award date. Options granted in 2011 or later have a 10-year contractual term. As of December 31, 2020, 10,451,760 shares of unissued common stock were reserved for future grants under the 2009 Plan.

The exercise price of all options granted under the 2000 Plan and the 2009 Plan has been equal to the fair value of the Company’s common stock on the option grant date.

The following table reflects the impact of total compensation expense related to stock-based equity plans on the reported operating results for the respective periods (in millions):

	Year Ended December 31,
	2020	2019	2018
Effect on income (loss) before income taxes	$(13)	$(10)	$(13)
Effect on net income (loss)	$(10)	$(8)	$(10)

At December 31, 2020, $16 million of unrecognized stock-based compensation expense related to outstanding unvested stock options, restricted stock and restricted stock units (the terms of which are summarized below) was expected to be recognized over a weighted-average period of 22 months. Of that amount, $3 million related to outstanding unvested stock options was expected to be

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

recognized over a weighted-average period of 23 months and $13 million related to outstanding unvested restricted stock and restricted stock units was expected to be recognized over a weighted-average period of 22 months. There were no modifications to awards during the years ended December 31, 2020, 2019 and 2018.

The fair value of stock options was estimated using the Black Scholes option pricing model with the following assumptions and weighted-average fair values during the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
Expected volatility	73.5%	68.4%	N/A%
Expected dividends	-	-	N/A
Expected term	6.0 years	5.6 years	N/A
Risk-free interest rate	1.0%	2.6%	N/A%

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

Options outstanding and exercisable under the 2000 Plan and the 2009 Plan as of December 31, 2020, and changes during each of the years in the three-year period prior to December 31, 2020, were as follows (in millions, except share and per share data):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value as of December 31, 2020
Outstanding at December 31, 2017	1,115,667	$31.56
Granted	-	-
Exercised	-	-
Forfeited and cancelled	(490,729)	32.01
Outstanding at December 31, 2018	624,938	31.21
Granted	658,500	4.95
Exercised	-	-
Forfeited and cancelled	(173,304)	23.04
Outstanding at December 31, 2019	1,110,134	16.90
Granted	946,500	4.93
Exercised	(18,166)	4.99
Forfeited and cancelled	(220,943)	33.52
Outstanding at December 31, 2020	1,817,525	$8.77	7.6 years	$4
Exercisable at December 31, 2020	455,021	$20.24	3.7 years	$-

The weighted-average grant date fair value of stock options granted during the year ended December 31, 2020 and 2019, respectively, was $3.17 and $3.05. No stock options were granted during the year ended December 31, 2018. The aggregate intrinsic value (calculated as the number of in-the-money stock options multiplied by the difference between the Company’s closing stock price on the last trading day of the reporting period ($7.43) and the exercise price of the respective stock options) in the table above represents the amount that would have been received by the option holders had all option holders exercised their options on December

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

31, 2020. This amount changes based on the market value of the Company’s common stock. The aggregate intrinsic value of options exercised during the year ended December 31, 2020 was less than $1 million. There were no options exercised during the years ended December 31, 2019 and 2018. The aggregate intrinsic value of options vested and expected to vest approximates that of the outstanding options.

The Company has also awarded restricted stock under the 2009 Plan to employees of certain subsidiaries. With respect to time-based vesting restricted stock that has been awarded under the 2009 Plan, the restrictions on these shares have generally lapsed in one-third increments on each of the first three anniversaries of the award date. In addition, certain of the restricted stock awards granted to the Company’s senior executives have contained performance objectives required to be met in addition to any time-based vesting requirements. If the applicable performance objectives are not attained, these awards will be forfeited in their entirety. For performance-based awards, the performance objectives are measured cumulatively over a three-year period. With respect to performance-based awards, if the applicable target performance objective is met at the end of the three-year period, then the restricted stock award subject to such performance objective will vest in full on the third anniversary of the award date. Additionally, for these performance-based awards, based on the level of achievement for the applicable performance objective within the parameters specified in the award agreement, the number of shares to be issued in connection with the vesting of the award may be adjusted to decrease or increase the number of shares specified in the original award. Notwithstanding the above-mentioned performance objectives and vesting requirements, the restrictions with respect to restricted stock granted under the 2009 Plan may lapse earlier in the event of death, disability or termination of employment by the Company for any reason other than for cause of the holder of the restricted stock, or change in control of the Company. All of the restricted stock awards subject to performance objectives granted on March 1, 2017 were forfeited following the year ended December 31, 2020 as a result of the minimum level of the applicable cumulative performance objectives for the 2017-2019 performance period not having been met. Restricted stock awards subject to performance objectives that have not yet been satisfied are not considered outstanding for purposes of determining earnings per share until the performance objectives have been satisfied.

Restricted stock outstanding under the 2009 Plan as of December 31, 2020, and changes during each of the years in the three-year period prior to December 31, 2020, were as follows:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2017	2,643,919	$16.17
Granted	1,987,000	4.54
Vested	(1,154,670)	23.22
Forfeited	(167,342)	10.29
Unvested at December 31, 2018	3,308,907	7.00
Granted	1,989,000	4.94
Vested	(1,160,667)	8.89
Forfeited	(279,838)	5.60
Unvested at December 31, 2019	3,857,402	5.47
Granted	2,205,500	4.90
Vested	(1,123,329)	5.84
Forfeited	(383,838)	8.58
Unvested at December 31, 2020	4,555,735	4.84

Restricted stock units (“RSUs”) have been granted to the Company’s non-management directors under the 2009 Plan. Each of the Company’s then serving non-management directors received grants under the 2009 Plan of 37,118 RSUs, 34,068 RSUs and 34,483 RSUs on March 1, 2018, 2019 and 2020, respectively. Each of the 2018, 2019 and 2020 grants had a grant date fair value of approximately $170,000. Vesting of these RSUs occurs in one-third increments on each of the first three anniversaries of the award date or upon the director’s earlier cessation of service on the board, other than for cause. Beginning with grants made during 2020, each non-management director may elect, prior to the beginning of the calendar year in which the award is granted, to defer the receipt of shares of the Company’s common stock issuable upon vesting until either his or her (i) separation from service with the Company or (ii) attainment of an age specified in advance by the non-management director. A total of five directors elected to defer the receipt of RSUs granted on March 1, 2020 to a future date.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

RSUs outstanding under the 2009 Plan as of December 31, 2020, and changes during each of the years in the three-year period prior to December 31, 2020, were as follows:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2017	172,078	$12.78
Granted	296,944	4.58
Vested	(71,116)	15.51
Forfeited	-	-
Unvested at December 31, 2018	397,906	6.17
Granted	306,612	4.99
Vested	(162,942)	7.42
Forfeited	-	-
Unvested at December 31, 2019	541,576	5.13
Granted	310,347	4.93
Vested	(238,184)	5.47
Forfeited	-	-
Unvested at December 31, 2020	613,739	4.89

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

Acquisition and integration expenses related to prospective and closed acquisitions included in other operating expenses on the consolidated statements of income (loss) were less than $1 million, $2 million and $3 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Effective June 1, 2019, one or more subsidiaries of the Company completed the acquisition of Northwest Mississippi Medical Center in Clarksdale, Mississippi. This healthcare system includes 181 licensed beds and other outpatient and ancillary services. The total cash consideration paid for operating assets was approximately $2 million with additional consideration of $9 million in assumed liabilities, for a total consideration of $11 million. This hospital was acquired in conjunction with the bankruptcy proceedings for the previous owner that acquired the hospital from the Company in 2017 as part of an agreement with the local county government associated with its lease of the hospital building. Based on the Company’s final purchase price allocation relating to this acquisition as of December 31, 2019, no goodwill has been recorded. Prior to the completion of the acquisition, the Company initiated a plan to sell this hospital and as such the hospital was classified as held for sale at December 31, 2019 and 2020. This disposition was completed on February 1, 2021, as further described below.

Other Acquisitions

During the years ended December 31, 2020, 2019 and 2018, one or more subsidiaries of the Company paid approximately $1 million, $8 million and $26 million, respectively, to acquire the operating assets and related businesses of certain physician practices, clinics and other ancillary businesses that operate within the communities served by the Company’s affiliated hospitals. In connection with these acquisitions, during the year ended December 31, 2020, the Company allocated the majority of the purchase price to goodwill. In connection with these acquisitions, during the year ended December 31, 2019, the Company allocated approximately $4 million of the consideration paid to property and equipment and net working capital and the remainder, approximately $4 million consisting of intangible assets that do not qualify for separate recognition, to goodwill. In connection with these acquisitions, during the year ended December 31, 2018, the Company allocated approximately $10 million of the consideration paid to property and

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

equipment and net working capital and the remainder, approximately $22 million consisting of intangible assets that do not qualify for separate recognition, to goodwill. The value of noncontrolling interests acquired in these acquisitions was $6 million.

Divestitures

The following table provides a summary of hospitals that the Company divested during the years ended December 31, 2020, 2019 and 2018.

Hospital	Buyer	City, State	Licensed Beds	Effective Date
2020 Divestitures:
Berwick Hospital Center	Fayette Holdings, Inc.	Berwick, PA	90	December 1, 2020
Brownwood Regional Medical Center	Hendrick Health System	Brownwood, TX	188	October 27, 2020
Abilene Regional Medical Center	Hendrick Health System	Abilene, TX	231	October 27, 2020
San Angelo Community Medical Center	Shannon Health System	San Angelo, TX	171	October 24, 2020
Bayfront Health St. Petersburg	Orlando Health, Inc.	St. Petersburg, FL	480	October 1, 2020
Hill Regional Hospital	AHRK Holdings, LLC	Hillsboro, TX	25	August 1, 2020
St. Cloud Regional Medical Center	Orlando Health, Inc.	St. Cloud, FL	84	July 1, 2020
Northern Louisiana Medical Center	Allegiance Health Management, Inc.	Ruston, LA	130	July 1, 2020
Shands Live Oak Regional Medical Center	HCA	Live Oak, FL	25	May 1, 2020
Shands Starke Regional Medical Center	HCA	Starke, FL	49	May 1, 2020
Southside Regional Medical Center	Bon Secours Mercy Health System	Petersburg, VA	300	January 1, 2020
Southampton Memorial Hospital	Bon Secours Mercy Health System	Franklin, VA	105	January 1, 2020
Southern Virginia Regional Medical Center	Bon Secours Mercy Health System	Emporia, VA	80	January 1, 2020

2019 Divestitures:
Bluefield Regional Medical Center	Princeton Community Hospital Association	Bluefield, WV	92	October 1, 2019
Lake Wales Medical Center	Adventist Health System	Lake Wales, FL	160	September 1, 2019
Heart of Florida Regional Medical Center	Adventist Health System	Davenport, FL	193	September 1, 2019
College Station Medical Center	St. Joseph Regional Health Center	College Station, TX	167	August 1, 2019
Tennova Healthcare - Lebanon	Vanderbilt University Medical Center	Lebanon, TN	245	August 1, 2019
Chester Regional Medical Center	Medical University Hospital Authority	Chester, SC	82	March 1, 2019
Carolinas Hospital System - Florence	Medical University Hospital Authority	Florence, SC	396	March 1, 2019
Springs Memorial Hospital	Medical University Hospital Authority	Lancaster, SC	225	March 1, 2019
Carolinas Hospital System - Marion	Medical University Hospital Authority	Mullins, SC	124	March 1, 2019
Memorial Hospital of Salem County	Community Healthcare Associates, LLC	Salem, NJ	126	January 31, 2019
Mary Black Health System - Spartanburg	Spartanburg Regional Healthcare System	Spartanburg, SC	207	January 1, 2019
Mary Black Health System - Gaffney	Spartanburg Regional Healthcare System	Gaffney, SC	125	January 1, 2019

2018 Divestitures:
Sparks Regional Medical Center	Baptist Health	Fort Smith, AR	492	November 1, 2018
Sparks Medical Center - Van Buren	Baptist Health	Van Buren, AR	103	November 1, 2018
AllianceHealth Deaconess	INTEGRIS Health	Oklahoma City, OK	238	October 1, 2018
Munroe Regional Medical Center	Adventist Health System	Ocala, FL	425	August 1, 2018
Tennova Healthcare - Dyersburg Regional	West Tennessee Healthcare	Dyersburg, TN	225	June 1, 2018
Tennova Healthcare - Regional Jackson	West Tennessee Healthcare	Jackson, TN	150	June 1, 2018
Tennova Healthcare - Volunteer Martin	West Tennessee Healthcare	Martin, TN	100	June 1, 2018
Williamson Memorial Hospital	Mingo Health Partners, LLC	Williamson, WV	76	June 1, 2018
Byrd Regional Hospital	Allegiance Health Management	Leesville, LA	60	June 1, 2018
Tennova Healthcare - Jamestown	Rennova Health, Inc.	Jamestown, TN	85	June 1, 2018
Bayfront Health Dade City	Adventist Health System	Dade City, FL	120	April 1, 2018

On September 8, 2020, one or more affiliates of the Company entered into a definitive agreement for the sale of substantially all of the assets of Lea Regional medical Center (68 licensed beds) in Hobbs, New Mexico to affiliates of Covenant Health System. This disposition was completed on January 1, 2021, as further described in Note 16 below.

On September 30, 2020, one or more affiliates of the Company entered into a definitive agreement for the sale of substantially all of the assets of each of Tennova Healthcare – Tullahoma (135 licensed beds) in Tullahoma, Tennessee and Tennova Healthcare – Shelbyville (60 licensed beds) in Shelbyville, Tennessee to Vanderbilt University Medical Center. These dispositions were completed on January 1, 2021, as further described in Note 16 below.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On October 30, 2020, one or more affiliates of the Company entered into a definitive agreement for the sale of substantially all of the assets of Northwest Mississippi Medical Center (181 licensed beds) in Clarksdale, Mississippi, to affiliates of Delta Health System. This disposition was completed on February 1, 2021, as further described in Note 16 below.

On December 8, 2020, one or more affiliates of the Company entered into a definitive agreement for the sale of substantially all of the assets of AllianceHealth Midwest (255 licensed beds) in Midwest City, Oklahoma, to affiliates of SSM Health Care of Oklahoma, Inc.

The following table discloses amounts included in the consolidated balance sheets for the hospitals classified as held for sale as of December 31, 2020 and December 31, 2019 (in millions). Other assets, net primarily includes the net property and equipment for hospitals held for sale. No divestitures or potential divestitures meet the criteria for reporting as a discontinued operation.

	December 31,
	2020	2019
Other current assets	$12	$25
Other assets, net	11	262
Accrued liabilities	16	43

Financial and statistical data reported in this Annual Report on Form 10-K (“Form 10-K”) includes operating results for hospitals held for sale at December 31, 2020 and for the 36 hospitals that were divested during 2020, 2019 and 2018 through the effective date of each respective transaction. Summary financial results of these hospitals for the periods included in the accompanying consolidated statements of income (loss) are as follows (in millions):

	Year Ended December 31,
	2020	2019	2018
Loss before income taxes	$(144)	$(103)	$(465)
Less: Loss attributable to noncontrolling interests	(6)	(8)	(5)
Loss from operations before income taxes attributable
to Community Health Systems, Inc. stockholders	$(138)	$(95)	$(460)

The operating results for these held for sale or divested hospitals included impairment charges of approximately $41 million, $102 million and $415 million that were allocated to the divestitures during the years ended December 31, 2020, 2019 and 2018, respectively.

On November 30, 2020, one or more subsidiaries of the Company completed the sale of 50% ownership interest in Merit Health Biloxi (153 licensed beds) and its associated healthcare businesses in Biloxi, Mississippi to Memorial Properties, Inc., an affiliate of Memorial Hospital of Gulfport pursuant to the terms of a definitive agreement which was entered into October 12, 2020.  Merit Health Biloxi and its associated healthcare businesses will remain consolidated entities of the Company.

Other Hospital Closures

Effective September 30, 2020, one or more affiliates of the Company finalized an agreement to terminate the lease and cease operations of Shands Lake Shore Regional Medical Center (99 licensed beds) in Lake City, Florida, including transferring leased assets back to the landlord, the Lake Shore Hospital Authority. The Company recorded an impairment charge of approximately $3 million during the year ended December 31, 2020 in conjunction with exiting the lease to operate this hospital.

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

4.  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2020 and 2019 are as follows (in millions):

Balance, beginning balance	2020	2019
Goodwill	$7,142	$7,373
Accumulated impairment losses	(2,814)	(2,814)
	4,328	4,559
Goodwill acquired as part of acquisitions during current year	1	4
Goodwill allocated to hospitals held for sale	(110)	(235)

Balance, end of year
Goodwill	7,033	7,142
Accumulated impairment losses	(2,814)	(2,814)
	$4,219	$4,328

Goodwill is allocated to each identified reporting unit, which is defined as an operating segment or one level below the operating segment (referred to as a component of the entity). Management has determined that the Company’s operating segment meets the criteria to be classified as a reporting unit. At December 31, 2020, after giving effect to 2020 divestiture activity, the Company had approximately $4.2 billion of goodwill recorded.

Goodwill is evaluated for impairment annually and when an event occurs or circumstances change that, more likely than not, reduce the fair value of the reporting unit below its carrying value. The Company performed its last annual goodwill impairment evaluation during the fourth quarter of 2020 using an October 31, 2020 measurement date, which indicated no impairment.

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

The determination of fair value in the Company’s goodwill impairment analysis is based on an estimate of fair value for each reporting unit utilizing known and estimated inputs at the evaluation date. Some of those inputs include, but are not limited to, the most recent price of the Company’s common stock and fair value of long-term debt, estimates of future revenue and expense growth, estimated market multiples, expected capital expenditures, income tax rates, and costs of invested capital. A detailed evaluation of potential impairment indicators was performed as of December 31, 2020, which specifically considered the volatility of the fair market value of the Company’s outstanding senior secured and unsecured notes and common stock during the year ended December 31, 2020, as well as declines in patient volumes and net operating revenues resulting from the COVID-19 pandemic. On the basis of available evidence as of December 31, 2020, no indicators of impairment were identified.

Future estimates of fair value could be adversely affected if the actual outcome of one or more of the assumptions described above changes materially in the future, including a decline in the Company’s stock price and the fair value of its long-term debt, an increase in the volatility of the Company’s stock price and the fair value of its long-term debt, lower than expected hospital volumes and/or net operating revenues, higher market interest rates or increased operating costs. Such changes impacting the calculation of fair value, the risks of which are amplified by the COVID-19 pandemic, could result in a material impairment charge in the future.

The determination of fair value of the Company’s hospital operations reporting unit as part of its goodwill impairment measurement represents a Level 3 fair value measurement in the fair value hierarchy due to its use of internal projections and unobservable measurement inputs.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Intangible Assets

No intangible assets other than goodwill were acquired during the years ended December 31, 2020 and 2019. The gross carrying amount of the Company’s other intangible assets subject to amortization was $1 million at both December 31, 2020 and 2019, and the net carrying amount was less than $1 million at December 31, 2020 and 2019. The carrying amount of the Company’s other intangible assets not subject to amortization was $53 million and $63 million at December 31, 2020 and 2019, respectively. Other intangible assets are included in other assets, net on the Company’s consolidated balance sheets. Substantially all of the Company’s intangible assets are contract-based intangible assets related to operating licenses, management contracts, or non-compete agreements entered into in connection with prior acquisitions.

The weighted-average remaining amortization period for the intangible assets subject to amortization is approximately one year. There are no expected residual values related to these intangible assets. Amortization expense on these intangible assets was less than $1 million, $1 million and $3 million during the years ended December 31, 2020, 2019 and 2018, respectively. Amortization expense on intangible assets is estimated to be less than $1 million in 2021.

The gross carrying amount of capitalized software for internal use was approximately $1.1 billion at both December 31, 2020 and 2019, and the net carrying amount was approximately $251 million and $321 million at December 31, 2020 and 2019, respectively. The estimated amortization period for capitalized internal-use software is generally three years. There is no expected residual value for capitalized internal-use software.  At December 31, 2020, there were approximately $11 million of capitalized costs for internal-use software that is currently in the development stage and will begin amortization once the software project is complete and ready for its intended use. Amortization expense on capitalized internal-use software was $123 million, $121 million and $140 million during the years ended December 31, 2020, 2019 and 2018, respectively. Amortization expense on capitalized internal-use software is estimated to be $123 million in 2021, $75 million in 2022, $34 million in 2023, $9 million in 2024, $7 million in 2025 and $3 million thereafter.

5.  INCOME TAXES

The (benefit from) provision for income taxes consists of the following (in millions):

	Year Ended December 31,
	2020	2019	2018
Current:
Federal	$(1)	$(38)	$1
State	3	(5)	(9)
	2	(43)	(8)
Deferred:
Federal	(162)	179	50
State	(25)	24	(53)
	(187)	203	(3)
Total (benefit from) provision for income taxes for income (loss)	$(185)	$160	$(11)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table reconciles the differences between the statutory federal income tax rate and the effective tax rate (dollars in millions):

	Year Ended December 31,
	2020		2019		2018
	Amount	%	Amount	%	Amount	%
Provision for (benefit from) income taxes at statutory federal rate	$89	21.0%	$(90)	21.0%	$(150)	21.0%
State income taxes, net of federal income tax benefit	(15)	(3.6)	(104)	24.3	(114)	16.0
Net income attributable to noncontrolling interests	(20)	(4.7)	(18)	4.2	(18)	2.5
Change in valuation allowance	(267)	(63.2)	340	(79.2)	212	(29.7)
Change in uncertain tax position	-	-	-	-	9	(1.3)
Federal and state tax credits	-	-	-	-	(17)	2.4
Nondeductible goodwill	41	9.8	11	(2.6)	30	(4.2)
Nondeductible settlements	-	-	-	-	22	(3.1)
Nondeductible loss on divestiture	(15)	(3.4)	15	(3.5)	-	-
Other	2	0.3	6	(1.4)	15	(2.1)
(Benefit from) provision for income taxes and effective tax rate for income (loss)	$(185)	(43.8)%	$160	(37.2)%	$(11)	1.5%

The Company’s effective tax rates were (43.8)%, (37.2)% and 1.5% for the years ended December 31, 2020, 2019 and 2018, respectively. The decrease in the Company’s effective tax rate for the year ended December 31, 2020, when compared to the year ended December 31, 2019, was primarily due to a decrease in the valuation allowance recognized on IRC Section 163(j) interest carryforwards and original issue discount deferred tax asset as a result of (i) an increase to the deductible interest expense allowed for 2019 and 2020 under the CARES Act that was enacted during the three months ended March 31, 2020 and (ii) tax impacts of 2020 financing activity. The decrease in the Company’s effective tax rate for the year ended December 31, 2019, when compared to the year ended December 31, 2018, was primarily due to an increase in the valuation allowance recognized on (i) IRC Section 163(j) interest carryforwards and (ii) original issue discount deferred tax asset generated with the 2019 Exchange Offer.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Deferred income taxes are based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities under the provisions of the enacted tax laws. Deferred income taxes as of December 31, 2020 and 2019 consist of (in millions):

	December 31,
	2020		2019
	Assets	Liabilities	Assets	Liabilities
Net operating loss and credit carryforwards	$873	$-	$775	$-
Property and equipment	-	300	-	335
Self-insurance liabilities	58	-	48	-
Prepaid expenses	-	29	-	30
Intangibles	-	127	-	149
Investments in unconsolidated affiliates	-	57	-	57
Other liabilities	-	9	-	9
IRC Section 481(a) - mixed service cost	-	106	-	216
Long-term debt and interest	154	-	312	-
Accounts receivable	52	-	62	-
IRC Section 163(j) interest limitation	108	-	296	-
Accrued vacation	22	-	24	-
Accrued bonus	32	-	31	-
Other comprehensive income	6	-	5	-
Right-of-use assets	-	150	-	145
Right-of-use liability	155	-	149	-
Stock-based compensation	4	-	5	-
Deferred compensation	69	-	70	-
Other	57	-	51	-
Total	1,590	778	1,828	941
Valuation allowance	(781)	-	(1,049)	-
Total deferred income taxes	$809	$778	$779	$941

The Company believes that the net deferred tax assets will ultimately be realized, except as noted below. Its conclusion is based on its estimate of future taxable income and the expected timing of temporary difference reversals. The Company has gross federal net operating loss carryforwards of approximately $881 million and state net operating loss carryforwards of approximately $9 billion, which expire from 2021 to 2040. The Company’s tax affected federal and state net operating loss and credit carryforwards are approximately $217 million and $656 million, respectively. A valuation allowance of approximately $781 million has been recognized for state net operating loss carryforwards, state credit carryforwards and federal and state deferred tax assets that the Company does not expect to be able to utilize prior to the expiration of the carryforward period. With respect to the deferred tax liability pertaining to intangibles, as included above, goodwill purchased in connection with certain of the Company’s business acquisitions is amortizable for income tax reporting purposes. However, for financial reporting purposes, there is no corresponding amortization allowed with respect to such purchased goodwill.

The valuation allowance for federal and state jurisdictions where the Company concluded that the associated deferred tax assets would not be realized decreased by $265 million and $2 million, respectively, for the year ended December 31, 2020, and increased by $221 million and $127 million, respectively, for the year ended December 31, 2019.

The total amount of unrecognized benefit that would affect the effective tax rate, if recognized, was less than $1 million as of December 31, 2020. A total of less than $1 million of interest and penalties is included in the amount of the liability for uncertain tax positions at December 31, 2020. It is the Company’s policy to recognize interest and penalties related to unrecognized benefits in its consolidated statements of income (loss) as income tax expense.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a tabular reconciliation of the total amount of unrecognized tax benefit for the years ended December 31, 2020, 2019 and 2018 (in millions):

	Year Ended December 31,
	2020	2019	2018
Unrecognized tax benefit, beginning of year	$26	$29	$18
Gross increases — tax positions in current period	19	10	11
Settlements	-	(13)	-
Unrecognized tax benefit, end of year	$45	$26	$29

The Company’s federal income tax returns for the 2009 and 2010 tax years have been settled with the Internal Revenue Service. The results of these examinations were not material to the Company’s consolidated results of operations or consolidated financial position. The Company’s federal income tax returns for the 2014 and 2015 tax years remain under examination by the Internal Revenue Service. The Company believes the results of these examinations will not be material to its consolidated results of operations or consolidated financial position. The Company has extended the federal statute of limitations through December 31, 2021 for Community Health Systems, Inc. for the tax periods ended December 31, 2014 and 2015. The Company’s federal income tax return for the 2018 tax year is under examination by the Internal Revenue Service.

Cash paid for income taxes, net of refunds received, resulted in a net cash paid of $2 million during the year ended December 31, 2020, and a net refund of $3 million and $19 million during the years ended December 31, 2019 and 2018, respectively.

6.  LONG-TERM DEBT

Long-term debt, net of unamortized debt issuance costs and discounts or premiums, consists of the following (in millions):

	December 31,
	2020	2019
5⅛% Senior Secured Notes due 2021	$-	$1,000
6⅞% Senior Notes due 2022	126	231
6¼% Senior Secured Notes due 2023	95	3,100
8⅝% Senior Secured Notes due 2024	1,033	1,033
6⅝% Senior Secured Notes due 2025	1,462	-
8% Senior Secured Notes due 2026	2,101	2,101
8% Senior Secured Notes due 2027	700	700
5⅝% Senior Secured Notes due 2027	1,900	-
6⅞% Senior Notes due 2028	767	1,700
6% Senior Secured Notes due 2029	900	-
9⅞% Junior-Priority Secured Notes due 2023	1,769	1,770
8⅛% Junior-Priority Secured Notes due 2024	1,348	1,355
ABL Facility	-	273
Finance lease and financing obligations	239	272
Other	26	17
Less: Unamortized deferred debt issuance costs and note premium	(250)	(147)
Total debt	12,216	13,405
Less: Current maturities	(123)	(20)
Total long-term debt	$12,093	$13,385

5⅛% Senior Secured Notes due 2021

On January 27, 2014, CHS completed a private offering of $1.0 billion aggregate principal amount of 5⅛% Senior Secured Notes due August 1, 2021 (the “5⅛% Senior Secured Notes due 2021”). The net proceeds from this issuance were used to finance the Company’s acquisition by merger of Health Management Associates, Inc. (“HMA”). The 5⅛% Senior Secured Notes due 2021 bear interest at a rate of 5.125% per annum, payable semi-annually in arrears on February 1 and August 1 of each year. Interest on the 5⅛% Senior Secured Notes due 2021 accrues from the date of original issuance. Interest is calculated on the basis of a 360-day year comprised of twelve 30-day months. The 5⅛% Senior Secured Notes due 2021 are unconditionally guaranteed on a senior-priority

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

secured basis by the Company and each of the CHS current and future domestic subsidiaries that provide guarantees under the ABL Facility, any capital market debt securities of CHS (including CHS᾿ outstanding senior notes) and certain other long-term debt of CHS.

The 5⅛% Senior Secured Notes due 2021 and the related guarantees were secured by shared (i) first-priority liens on the collateral (the “Non-ABL Priority Collateral”) that also secures on a first-priority basis CHS’ senior-priority secured notes and (ii) second-priority liens on the collateral (the “ABL-Priority Collateral”) that secures on a first-priority basis the ABL Facility (and also secures on a second-priority basis CHS’s senior-priority secured notes), in each case subject to permitted liens described in the indenture governing the 5⅛% Senior Secured Notes due 2021.

CHS was entitled, at its option, to redeem all or a portion of the 5⅛% Senior Secured Notes due 2021 upon not less than 30 nor more than 60 days’ notice, at a 100% redemption price (expressed as a percentage of principal amount on the redemption date), plus accrued and unpaid interest, if any, to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date).

Pursuant to a registration rights agreement entered into at the time of the issuance of the 5⅛%  Senior Secured Notes due 2021, as a result of an exchange offer made by CHS, all of the 5⅛%  Senior Secured Notes due 2021 issued in January 2014 were exchanged in October 2014 for new notes (the “2021 Exchange Notes”) having terms substantially identical in all material respects to the 5⅛%  Senior Secured Notes due 2021 (except that the exchange notes were issued under a registration statement pursuant to the 1933 Act). References to the 5⅛% Senior Secured Notes due 2021 shall be deemed to be the 2021 Exchange Notes unless the context provides otherwise.

On January 23, 2020, CHS commenced a cash tender offer for any and all of the outstanding 5⅛% Senior Secured Notes due 2021 and issued a conditional notice of redemption to redeem all of the 5⅛% Senior Secured Notes due 2021 not purchased by CHS in the tender offer at a redemption price of 100.000% of the principal amount thereof plus accrued interest to, but not including, February 22, 2020. As noted below, the proceeds from the issuance of the 6⅝% Senior Secured Notes due 2025 were used in February 2020 to (i) purchase any and all of the 5⅛% Senior Secured Notes due 2021 validly tendered and not validly withdrawn in the cash tender offer announced on January 23, 2020, and (ii) redeem all of the 5⅛% Senior Secured Notes due 2021 that were not purchased pursuant to such tender offer.

6⅞% Senior Notes due 2022

On January 27, 2014, CHS completed a private offering of $3.0 billion aggregate principal amount of 6⅞% Senior Notes due February 1, 2022 (the “6⅞% Senior Notes due 2022”). The net proceeds from this issuance were used to finance the HMA merger. The 6⅞% Senior Notes due 2022 bear interest at a rate of 6.875% per annum, payable semiannually in arrears on February 1 and August 1 of each year. Interest on the 6⅞% Senior Notes due 2022 accrues from the date of original issuance. Interest is calculated on the basis of a 360-day year comprised of twelve 30-day months. The 6⅞% Senior Notes due 2022 are unconditionally guaranteed on a senior-priority unsecured basis by the Company and each of the CHS current and future domestic subsidiaries that provide guarantees under the ABL Facility, any capital market debt securities of CHS (including CHS᾿ outstanding senior notes) and certain other long-term debt of CHS.

CHS is entitled, at its option, to redeem all or a portion of the 6⅞% Senior Notes due 2022 upon not less than 30 nor more than 60 days’ notice, at a redemption price of 100% (expressed as a percentage of principal amount on the redemption date), plus accrued and unpaid interest, if any, to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date), if redeemed prior to the maturity date.

Pursuant to a registration rights agreement entered into at the time of the issuance of the 6⅞% Senior Notes due 2022, as a result of an exchange offer made by CHS, all of the 6⅞% Senior Notes due 2022 issued in January 2014 were exchanged in October 2014 for new notes (the “6⅞% Exchange Notes”) having terms substantially identical in all material respects to the 6⅞% Senior Notes due 2022 (except that the exchange notes were issued under a registration statement pursuant to the 1933 Act). References to the 6⅞% Senior Notes due 2022 shall be deemed to be the 6⅞% Exchange Notes unless the context provides otherwise.

On June 22, 2018, CHS issued approximately $276 million aggregate principal amount of the 8⅛% Junior-Priority Secured Notes due 2024 in exchange for approximately $368 million of 6⅞% Senior Notes due 2022.

On November 19, 2019, CHS issued approximately $700 million aggregate principal amount of 8% Senior Secured Notes due December 15, 2027 (the “8% Senior Secured Notes due 2027”) and approximately $1.7 billion aggregate principal amount of 6⅞% Senior Notes due April 1, 2028 (the “6⅞% Senior Notes due 2028”) in exchange for approximately $2.4 billion of 6⅞% Senior Notes

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

due 2022 (the “2019 Exchange Offer”).  Following the 2019 Exchange Offer, CHS had approximately $231 million aggregate principal amount of 6⅞% Senior Notes due 2022 outstanding.

During the year ended December 31, 2020, the Company extinguished $34 million in principal related to the 6⅞% Secured Notes due 2022 through open market repurchases and approximately $72 million via a tender offer which commenced on October 30, 2020, and expired on November 30, 2020.

As described in Note 16, the Company issued a notice of redemption on January 29, 2021 to redeem on February 28, 2021 all of the 6⅞% Secured Notes due 2022 then outstanding at a redemption price of 100% of the principal amount thereof plus accrued and unpaid interest to, but not including, February 28, 2021.

6¼% Senior Secured Notes due 2023

On March 16, 2017, CHS completed a public offering of $2.2 billion aggregate principal amount of 6¼% Senior Secured Notes due March 31, 2023 (the “6¼% Senior Secured Notes due 2023”). The net proceeds from this issuance were used to finance the purchase or redemption of $700 million aggregate principal amount of CHS’ then outstanding 5⅛% Senior Secured Notes due 2018 and related fees and expenses, and the repayment of $1.445 billion of the then outstanding Term F Facility. On May 12, 2017, CHS completed a tack-on offering of $900 million aggregate principal amount of 6¼% Senior Secured Notes due 2023, increasing the total aggregate principal amount of 6¼% Senior Secured Notes due 2023 to $3.1 billion. A portion of the net proceeds from this issuance were used to finance the repayment of approximately $713 million aggregate principal amount of CHS’ then outstanding Term A Facility and related fees and expenses. The tack-on notes have identical terms, other than issue date and issue price, as the 6¼% Senior Secured Notes due 2023 issued on March 16, 2017. The 6¼% Senior Secured Notes due 2023 bear interest at a rate of 6.250% per annum, payable semiannually in arrears on March 31 and September 30 of each year. Interest on the 6¼% Senior Secured Notes due 2023 accrues from the date of original issuance. Interest is calculated on the basis of a 360-day year comprised of twelve 30-day months. The 6¼% Senior Secured Notes due 2023 are scheduled to mature on March 31, 2023. The 6¼% Senior Secured Notes due 2023 are unconditionally guaranteed on a senior-priority secured basis by the Company and each of the CHS current and future domestic subsidiaries that provide guarantees under the ABL Facility, any capital market debt securities of CHS (including CHS᾿ outstanding senior notes) and certain other long-term debt of CHS.

The 6¼% Senior Secured Notes due 2023 and the related guarantees are secured by shared (i) first-priority liens on the Non-ABL Priority Collateral that also secures on a first-priority basis CHS’s senior-priority secured notes and (ii) second-priority liens on the ABL Collateral, in each case subject to permitted liens described in the indenture governing the 6¼% Senior Secured Notes due 2023.

CHS is entitled, at its option, to redeem all or a portion of the 6¼% Senior Secured Notes due 2023 at any time prior to March 31, 2020, upon not less than 30 nor more than 60 days’ notice, at a price equal to 100% of the principal amount of the 6¼% Senior Secured Notes due 2023 redeemed plus accrued and unpaid interest, if any, plus a “make-whole” premium, as described in the indenture governing the 6¼% Senior Secured Notes due 2023. In addition, CHS may redeem up to 40% of the aggregate principal amount of the 6¼% Senior Secured Notes due 2023 at any time prior to March 31, 2020 using the net proceeds from certain equity offerings at the redemption price of 106.250% of the principal amount of the 6¼% Senior Secured Notes due 2023 redeemed, plus accrued and unpaid interest, if any.

CHS may redeem some or all of the 6¼% Senior Secured Notes due 2023 at any time on or after March 31, 2020 upon not less than 30 nor more than 60 days’ notice, at the following redemption prices (expressed as a percentage of principal amount on the redemption date), plus accrued and unpaid interest, if any, to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date), if redeemed during the periods set forth below:

Period	Redemption Price
March 31, 2020 to March 30, 2021	103.125%
March 31, 2021 to March 30, 2022	101.563%
March 31, 2022 to March 30, 2023	100.000%

Approximately $426 million aggregate principal amount of 6¼% Senior Secured Notes due 2023 were purchased in one or more privately negotiated transactions on February 6, 2020.

On December 28, 2020, the Company redeemed approximately $2.579 billion of the 6¼% Senior Secured Notes due 2023 using proceeds from the issuance of $1.9 billion aggregate principal amount of 5⅝% Senior Secured Notes due 2027 and $900 million aggregate principal amount of 6% Senior Secured Notes due 2029. The remaining principal value of 6¼% Senior Secured Notes due 2023 that were not redeemed on December 28, 2020 were redeemed on January, 28, 2021 as further described in Note 16.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9⅞% Junior-Priority Secured Notes due 2023

On June 22, 2018, CHS completed a private offering of $1.770 billion aggregate principal amount of the 9⅞% Junior-Priority Secured Notes due June 30, 2023 (the “9⅞% Junior-Priority Secured Notes due 2023”) in exchange for the same amount of 8% Senior Notes due 2019. The 9⅞% Junior-Priority Secured Notes due 2023 bore interest at a rate of 11.000% per annum, solely for the period from the issue date of such 9⅞% Junior-Priority Secured Notes due 2023 to, but excluding, June 22, 2019, after which they bear interest at a rate of 9.875% per annum. Interest is payable semi-annually in arrears on June 30 and December 31 of each year. The 9⅞% Junior-Priority Secured Notes due 2023 are scheduled to mature on June 20, 2023. The 9⅞% Junior-Priority Secured Notes due 2023 are unconditionally guaranteed on a junior-priority secured basis by the Company and each of the CHS current and future domestic subsidiaries that provide guarantees under CHS᾿ ABL Facility, any capital market debt securities of CHS (including CHS᾿ outstanding senior notes) and certain other long-term debt of CHS.

The 9⅞% Junior-Priority Secured Notes due 2023 and the related guarantees are secured by shared (i) second-priority liens on the Non-ABL Priority Collateral that secures on a first-priority basis the CHS’s senior-priority secured notes and (ii) third-priority liens on the ABL-Priority Collateral that secures on a first-priority basis the ABL Facility (and also secures on a second-priority basis CHS’s senior-priority secured notes), in each case subject to permitted liens described in the indenture governing the 9⅞% Junior-Priority Secured Notes due 2023.

Prior to June 30, 2020, CHS may redeem some or all of the 9⅞% Junior-Priority Secured Notes due 2023 at a redemption price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest, if any, plus a “make-whole” premium, as described in the indenture governing the 9⅞% Junior-Priority Secured Notes due 2023. In addition, at any time prior to June 30, 2020, CHS may redeem up to 40% of the aggregate principal amount of the 9⅞% Junior-Priority Secured Notes due 2023 with the proceeds from certain equity offerings at the redemption price of 109.875%, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date.

After June 30, 2020, CHS is entitled, at its option, to redeem all or a portion of the 9⅞% Junior-Priority Secured Notes due 2023 upon not less than 15 nor more than 60 days’ notice, at the following redemption prices (expressed as a percentage of principal amount on the redemption date), plus accrued and unpaid interest, if any, to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date), if redeemed during the periods set forth below:

Period	Redemption Price
June 30, 2020 to June 29, 2021	107.406%
June 30, 2021 to June 29, 2022	103.703%
June 30, 2022 to June 29, 2023	100.000%

The Company redeemed approximately $2 million of the 9⅞% Junior-Priority Secured Notes due 2023 via a tender offer which commenced on October 30, 2020, and expired on November 30, 2020.

As further described in Note 16 and in conjunction with the issuance of $1.775 billion aggregate principal amount of 6⅞% Junior-Priority Secured Notes due 2029, all remaining 9⅞% Junior-Priority Secured Notes due 2023 were purchased pursuant to a tender offer on February 2, 2021 or, to the extent not tendered, pursuant to a notice of redemption as completed on February 4, 2021.

8⅛% Junior-Priority Secured Notes due 2024

On June 22, 2018, CHS completed a private offering of $1.355 billion aggregate principal amount of the 8⅛% Junior-Priority Secured Notes due June 30, 2024 (the “8⅛% Junior-Priority Secured Notes due 2024”) in exchange for approximately $1.079 billion of 7⅛% Senior Notes due 2020 and approximately $368 million of 6⅞% Senior Notes due 2022. The 8⅛% Junior-Priority Secured Notes due 2024 bear interest at a rate of 8.125% per annum, payable semi-annually in arrears on June 30 and December 31 of each year. The 8⅛% Junior-Priority Secured Notes due 2024 are scheduled to mature on June 20, 2024. The 8⅛% Junior-Priority Secured Notes due 2024 are unconditionally guaranteed on a junior-priority secured basis by the Company and each of the CHS current and future domestic subsidiaries that provide guarantees under CHS᾿ ABL Facility, any capital market debt securities of CHS (including CHS᾿ outstanding senior notes) and certain other long-term debt of CHS.

The 8⅛% Junior-Priority Secured Notes due 2024 and the related guarantees are secured by shared (i) second-priority liens on the Non-ABL Priority Collateral that secures on a first-priority basis the CHS’s senior-priority secured notes and (ii) third-priority liens on the ABL-Priority Collateral that secures on a first-priority basis the ABL Facility (and also secures on a second-priority basis CHS’s

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

senior-priority secured notes), in each case subject to permitted liens described in the indenture governing the 8⅛% Junior-Priority Secured Notes due 2024.

Prior to June 30, 2021, CHS may redeem some or all of the 8⅛% Junior-Priority Secured Notes due 2024 at a redemption price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest, if any, plus a “make-whole” premium, as described in the indenture governing the 8⅛% Junior-Priority Secured Notes due 2024. In addition, at any time prior to June 30, 2021, CHS may redeem up to 40% of the aggregate principal amount of the 8⅛% Junior-Priority Secured Notes due 2024 with the proceeds from certain equity offerings at the redemption price of 108.125%, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date.

After June 30, 2021, CHS is entitled, at its option, to redeem all or a portion of the 8⅛% Junior-Priority Secured Notes due 2024 upon not less than 15 nor more than 60 days’ notice, at the following redemption prices (expressed as a percentage of principal amount on the redemption date), plus accrued and unpaid interest, if any, to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date), if redeemed during the periods set forth below:

Period	Redemption Price
June 30, 2021 to June 29, 2022	104.063%
June 30, 2022 to June 29, 2023	102.031%
June 30, 2023 to June 29, 2024	100.000%

The indentures governing each of the 9⅞% Junior-Priority Secured Notes due 2023 and 8⅛% Junior-Priority Secured Notes due 2024 also prohibited CHS from purchasing, repurchasing, redeeming, defeasing or otherwise acquiring or retiring any outstanding 7⅛% Senior Notes due 2020 with: (a) cash or cash equivalents on hand as of the consummation of such 2018 exchange offers; (b) cash generated from operations; (c) proceeds from assets sales; or (d) proceeds from the issuance of, or in exchange for, secured debt, in each case, prior to May 15, 2020. CHS received a waiver from requisite holders of each series of the 9⅞% Junior-Priority Secured Notes due 2023 and 8⅛% Junior-Priority Secured Notes due 2024 waiving these restrictions prior to consummating the 2019 Exchange Offer.

During the year ended December 31, 2020, the Company extinguished $1 million in principal related to the 8⅛% Junior-Priority Secured Notes due 2024 through open market repurchases and approximately $6 million via a tender offer which commenced on October 30, 2020, and expired on November 30, 2020.

8⅝% Senior Secured Notes due 2024

On July 6, 2018, CHS completed a private offering of $1.033 billion aggregate principal amount of 8⅝% Senior Secured Notes due January 15, 2024 (the “8⅝% Senior Secured Notes due 2024”). The 8⅝% Senior Secured Notes due 2024 bear interest at a rate of 8.625% per annum payable semi-annually in arrears on January 15 and July 15 of each year. The 8⅝% Senior Secured Notes due 2024 are unconditionally guaranteed on a senior-priority secured basis by the Company and each of the CHS current and future domestic subsidiaries that provide guarantees under CHS᾿ ABL Facility, any capital market debt securities of CHS (including CHS᾿ outstanding senior notes) and certain other long-term debt of CHS.

The 8⅝% Senior Secured Notes due 2024 and the related guarantees are secured by shared (i) first-priority liens on the Non-ABL Priority Collateral and (ii) second-priority liens on the ABL Priority Collateral that secures on a first-priority basis the ABL Facility, in each case subject to permitted liens described in the indenture governing the 8⅝% Senior Secured Notes due 2024.

Prior to January 15, 2021, CHS may redeem some or all of the 8⅝% Senior Secured Notes due 2024 at a redemption price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest, if any, plus a “make-whole” premium, as described in the indenture governing the 8⅝% Senior Secured Notes due 2024. In addition, at any time prior to January 15, 2021, CHS may redeem up to 40% of the aggregate principal amount of the 8⅝% Senior Secured Notes due 2024 with the proceeds from certain equity offerings at the redemption price of 108.625%, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date.

After January 15, 2021, CHS is entitled, at its option, to redeem all or a portion of the 8⅝% Senior Secured Notes due 2024 upon not less than 15 nor more than 60 days’ notice, at the following redemption prices (expressed as a percentage of principal amount on

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

the redemption date), plus accrued and unpaid interest, if any, to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date), if redeemed during the periods set forth below:

Period	Redemption Price
January 15, 2021 to January 14, 2022	104.313%
January 15, 2022 to January 14, 2023	102.156%
January 15, 2023 to January 14, 2024	100.000%

As further described in Note 16 and in conjunction with the issuance of $1.095 billion aggregate principal amount of 4¾% Senior Secured Notes due February 15, 2031, all remaining 8⅝% Senior Secured Notes due 2024 were redeemed on February 9, 2021.

6⅝% Senior Secured Notes due 2025

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

8% Senior Secured Notes due 2026

On March 6, 2019, CHS completed a private offering of $1.601 billion aggregate principal amount of the 8% Senior Secured Notes due March 15, 2026 (the “8% Senior Secured Notes due 2026”). The net proceeds from this issuance were used to finance the repayment of approximately $1.557 billion aggregate principal amount of CHS’ then outstanding Term H Facility and related fees and expenses. On November 19, 2019, CHS completed a tack-on offering of $500 million aggregate principal amount of the Additional 2026 Notes, increasing the total aggregate principal amount of the 8% Senior Secured Notes due 2026 to $2.101 billion. CHS used the proceeds from the Additional 2026 Notes to repay amounts outstanding under the Revolving Facility, redeem all $121 million aggregate principal amount of CHS’ then outstanding 7⅛% Senior Notes due 2020 and repay borrowings outstanding under the ABL Facility. The Additional 2026 Notes have identical terms, other than issue date, issue price and the date from which interest initially accrued, as the 8% Senior Secured Notes due 2026 issued on March 6, 2019. The 8% Senior Secured Notes due 2026 bear interest at a rate of 8.000% per annum, payable semi-annually in arrears on March 15 and September 15 of each year. Interest on the 8% Senior Secured Notes due 2026 accrues from the initial issuance date of the 8% Senior Secured Notes due 2026. Interest is calculated on the

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

basis of a 360-day year comprised of twelve 30-day months. The 8% Senior Secured Notes due 2026 are scheduled to mature on March 15, 2026.

The 8% Senior Secured Notes due 2026 are unconditionally guaranteed on a senior-priority secured basis by the Company and each of the CHS current and future domestic subsidiaries that provide guarantees under the ABL Facility, any capital market debt securities of CHS (including CHS᾿ outstanding senior notes) and certain other long-term debt of CHS.

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

8% Senior Secured Notes due 2027

On November 19, 2019, CHS issued approximately $700 million aggregate principal amount of the 8% Senior Secured Notes due December 15, 2027 (the “8% Senior Secured Notes due 2027”) in connection with the 2019 Exchange Offer. No cash proceeds were received from the 2019 Exchange Offer. The 8% Senior Secured Notes due 2027 bear interest at a rate of 8.000% per annum, payable semi-annually in arrears on June 15 and December 15 of each year. Interest on the 8% Senior Secured Notes due 2027 accrues from the initial issuance date of the 8% Senior Secured Notes due 2027. Interest is calculated on the basis of a 360-day year comprised of twelve 30-day months. The 8% Senior Secured Notes due 2027 are scheduled to mature on December 15, 2027. The 8% Senior Secured Notes due 2027 are unconditionally guaranteed on a senior-priority secured basis by the Company and each of CHS’ current and future domestic subsidiaries that provide guarantees under the ABL Facility, any capital market debt securities of CHS (including CHS᾿ outstanding senior notes) and certain other long-term debt of CHS.

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

5⅝% Senior Secured Notes due 2027

On December 28, 2020, the Company completed a private offering of $1.9 billion aggregate principal amount of 5⅝% Senior Secured Notes due March 15, 2027 (the “5⅝% Senior Secured Notes due 2027”). The proceeds of the offering were used to repurchase approximately $2.579 billion of the outstanding principal amount of 6¼% Senior Secured Notes due 2023 that were validly tendered and accepted for purchase pursuant to the early tender deadline of a tender offer that launched on December 11, 2020, and to pay related fees. The remaining principal value of 6¼% Senior Secured Notes due 2023 that were not validly tendered as of the early tender deadline were redeemed or repurchased via the completion of the tender offer on January 11, 2021 or redemption on January, 28, 2021. The 5⅝% Senior Secured Notes due 2027, which mature on March 15, 2027, bear interest at a rate of 5⅝% per year payable semi-annually in arrears on March 15 and September 15 of each year, commencing on September 15, 2021. The 5⅝% Senior Secured Notes due 2027 are unconditionally guaranteed on a senior-priority secured basis by the Company and each of CHS’ current and future domestic subsidiaries that provide guarantees under the ABL facility, any capital market debt securities of CHS (including CHS’ outstanding senior notes) and certain other long-term debt of CHS.

The 5⅝% Senior Secured Notes due 2027 and the related guarantees are secured by shared (i) first-priority liens on the Non-ABL Priority Collateral and (ii) second-priority liens on the ABL Priority Collateral that secures on a first-priority basis the ABL Facility, in each case subject to permitted liens described in the indenture governing the 5⅝% Senior Secured Notes due 2027.

CHS is entitled, at its option, to redeem all or a portion of the 5⅝% Senior Secured Notes due 2027 at any time prior to December 15, 2023, upon not less than 15 nor more than 60 days’ notice, at a price equal to 100% of the principal amount of the 5⅝% Senior Secured Notes due 2027 redeemed plus accrued and unpaid interest, if any, plus a “make-whole” premium, as described in the indenture governing the 5⅝% Senior Secured Notes due 2027. In addition, CHS may redeem up to 40% of the aggregate principal amount of the 5⅝% Senior Secured Notes due 2027 at any time prior to December 15, 2023 using the net proceeds from certain equity offerings at the redemption price of 105.625% of the principal amount of the 5⅝% Senior Secured Notes due 2027 redeemed, plus accrued and unpaid interest, if any.

At any time and from time to time on or after December 15, 2023, CHS may redeem the 5⅝% Senior Secured Notes due 2027 in whole or in part, upon not less than 15 no more than 60 days’ prior written notice at a redemption price equal to the percentage of principal amount set forth below plus accrued and unpaid interest, if any, on the 5⅝% Senior Secured Notes due 2027 redeemed, to, but excluding, the applicable date of redemption, if redeemed during the twelve-month period beginning on December 15 of the years indicated below:

Period	Redemption Price
December 15, 2023 to December 14, 2024	102.813%
December 15, 2024 to December 14, 2025	101.406%
December 15, 2025 to December 14, 2027	100.000%

6⅞% Senior Notes due 2028

On November 19, 2019, CHS issued approximately $1.7 billion aggregate principal amount of the 6⅞% Senior Notes due April 1, 2028 (“the 6⅞% Senior Notes due 2028”) in connection with the 2019 Exchange Offer. No cash proceeds were received in the 2019 Exchange Offer. The 6⅞% Senior Notes due 2028 bear interest at a rate of 6.875% per annum, payable semi-annually in arrears on April 1 and October 1 of each year. Interest on the 6⅞% Senior 2028 Notes accrues from the initial issuance date of the 6⅞% Senior Notes due 2028. Interest is calculated on the basis of a 360-day year comprised of twelve 30-day months. The 6⅞% Senior Notes due 2028 are scheduled to mature on April 1, 2028.

The 6⅞% Senior Notes due 2028 are unconditionally guaranteed on a senior-priority unsecured basis by the Company and each of the CHS current and future domestic subsidiaries that provide guarantees under the ABL Facility, any capital market debt securities of CHS (including CHS᾿ outstanding senior notes) and certain other long-term debt of CHS.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CHS is entitled, at its option, to redeem all or a portion of the 6⅞% Senior Notes due 2028 at any time prior to April 1, 2023, upon not less than 15 nor more than 60 days’ notice, at a price equal to 100% of the principal amount of the 6⅞% Senior Notes due 2028 redeemed plus accrued and unpaid interest, if any, plus a “make-whole” premium, as described in the indenture governing the 6⅞% Senior Notes due 2028. In addition, the Issuer may redeem up to 40% of the aggregate principal amount of the 6⅞% Senior Notes due 2028 at any time prior to April 1, 2023 using the net proceeds from certain equity offerings at the redemption price of 106.875% of the principal amount of the 6⅞% Senior Notes due 2028 redeemed, plus accrued and unpaid interest, if any.

CHS may redeem some or all of the 6⅞% Senior Notes due 2028 at any time on or after April 1, 2023 upon not less than 15 nor more than 60 days’ notice, at the following redemption prices (expressed as a percentage of principal amount on the redemption date), plus accrued and unpaid interest, if any, to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date), if redeemed during the periods set forth below:

Period	Redemption Price
April 1, 2023 to March 31, 2024	103.438%
April 1, 2024 to March 31, 2025	101.719%
April 1, 2025 to March 31, 2028	100.000%

On December 7, 2020, CHS entered into a privately negotiated agreement with a multi-asset investment manager who has certain funds and accounts which are holders (the “Holders”) of the 6⅞% Senior Notes due 2028. Pursuant to the agreement, the Company exchanged $700 million aggregate principal amount of the 6⅞% Senior Notes due 2028 for an aggregate consideration of $400 million of cash and 10 million newly issued shares of the Company’s common stock. The exchange transaction was completed on December 9, 2020 and the shares of common stock issued in the exchange were not, and are not required to be, registered under the Securities Act of 1933 pursuant to an exemption from registration provisions via Section 3(a)(9) of the Securities Act of 1933. A gain from early extinguishment of debt of approximately $205 million was recognized associated with this exchange.

During the year ended December 31, 2020, the Company extinguished $226 million in principal of the 6⅞% Senior Notes due 2028 through open market repurchases and approximately $7 million via a tender offer which commenced on October 30, 2020 and expired on November 30, 2020.

6% Senior Secured Notes due 2029

On December 28, 2020, the Company completed a private offering of $900 million aggregate principal amount of 6% Senior Secured Notes due January 15, 2029 (the “6% Senior Secured Notes due 2029”). The proceeds of the offering were used, together with proceeds from the 5⅝% Senior Secured Notes due 2027 described above, to repurchase approximately $2.579 billion of the outstanding principal amount of 6¼% Senior Secured Notes due 2023 that were validly tendered and accepted for purchase pursuant to the early tender deadline of a tender offer that launched on December 11, 2020, and to pay related fees. The remaining principal value of 6¼% Senior Secured Notes due 2023 that were not validly tendered as of the early tender deadline were redeemed or repurchased via the completion of the tender offer on January 11, 2021 or redemption on January, 28, 2021. The 6% Senior Secured Notes due 2029, which mature on January 15, 2029, bear interest at a rate of 6% per year payable semi-annually in arrears on January 15 and July 15 of each year, commencing on July 15, 2021. The 6% Senior Secured Notes due 2029 are unconditionally guaranteed on a senior-priority secured basis by each of CHS’ current and future domestic subsidiaries that provide guarantees under the ABL facility, any capital market debt securities of CHS (including CHS’ outstanding senior notes) and certain other long-term debt of CHS.

The 6% Senior Secured Notes due 2029 and the related guarantees are secured by shared (i) first-priority liens on the Non-ABL Priority Collateral and (ii) second-priority liens on the ABL Priority Collateral that secures on a first-priority basis the ABL Facility, in each case subject to permitted liens described in the indenture governing the 6% Senior Secured Notes due 2029.

CHS is entitled, at its option, to redeem all or a portion of the 6% Senior Secured Notes due 2029 at any time prior to January 15, 2024, upon not less than 15 nor more than 60 days’ notice, at a price equal to 100% of the principal amount of the 6% Senior Secured Notes due 2029 redeemed plus accrued and unpaid interest, if any, plus a “make-whole” premium, as described in the indenture governing the 6% Senior Secured Notes due 2029. In addition, CHS may redeem up to 40% of the aggregate principal amount of the 6% Senior Secured Notes due 2029 at any time prior to January 15, 2024 using the net proceeds from certain equity offerings at the redemption price of 106.000% of the principal amount of the 6% Senior Secured Notes due 2029 redeemed, plus accrued and unpaid interest, if any.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At any time and from time to time on or after January 15, 2024, CHS may redeem the 6% Senior Secured Notes due 2029 in whole or in part, upon not less than 15 nor more than 60 days’ prior written notice at a redemption price equal to the percentage of principal amount set forth below plus accrued and unpaid interest, if any, on the 6% Senior Secured Notes due 2029 redeemed, to, but excluding, the applicable date of redemption, if redeemed during the twelve-month period beginning on January 15 of the years indicated below:

Period	Redemption Price
January 15, 2024 to January 14, 2025	103.000%
January 15, 2025 to January 14, 2026	101.500%
January 15, 2026 to January14, 2029	100.000%

ABL Facility

On April 3, 2018, the Company and CHS entered into an asset-based loan (ABL) credit agreement (the “ABL Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders and other agents party thereto. Pursuant to the ABL Credit Agreement, the lenders have extended to CHS a revolving asset-based loan facility (the “ABL Facility”) in the maximum aggregate principal amount of $1.0 billion, subject to borrowing base capacity. On November 12, 2019, the Company and CHS entered into Amendment No. 2 to the ABL Facility, resulting in an increase of the portion of the commitments under the ABL Facility that are available in the form of letters of credit from $50 million to $200 million. CHS and all domestic subsidiaries of CHS that guarantee CHS’ other outstanding senior and senior secured indebtedness guarantee the obligations of CHS under the ABL Facility. Subject to certain exceptions, all obligations under the ABL Facility and the related guarantees are secured by a perfected first-priority security interest in substantially all of the receivables, deposit, collection and other accounts and contract rights, books, records and other instruments related to the foregoing of the Company, CHS and the guarantors, as well as a perfected junior-priority security interest in substantially all of the other assets of the Company, CHS and the guarantors, subject to customary exceptions and intercreditor arrangements. In connection with entering into the ABL Credit Agreement and the ABL Facility, the Company repaid in full and terminated its accounts receivable loan agreement with a group of lenders and banks. At December 31, 2020, the available borrowing base under the ABL Facility was $679 million, of which the Company had no outstanding borrowings and letters of credit issued of $150 million. The issued letters of credit were primarily in support of potential insurance-related claims and certain bonds. As further described in Note 16, $30 million of our outstanding letters of credit of $150 million was cancelled on January 6, 2021 in relation to a professional liability claim that was settled and funded in the three months ended December 31, 2020.

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

Principal amounts outstanding under the ABL Facility will be due and payable in full on April 3, 2023. The ABL Facility includes a 91-day springing maturity applicable if more than $250 million in the aggregate principal amount of the 5⅛% Senior Secured Notes due 2021, 6⅞% Senior Notes due 2022 or 6¼% Senior Secured Notes due 2023 or any indebtedness incurred to refinance the foregoing are scheduled to mature or similarly become due on a date prior to April 3, 2023.  In such event, principal amounts outstanding under the ABL Facility will be accelerated and all amounts outstanding under the ABL Facility will become immediately due and payable.

The ABL Facility contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the Company’s ability, subject to certain exceptions, to, among other things (1) declare dividends, make distributions or redeem or repurchase capital stock, (2) prepay, redeem or repurchase other debt, (3) incur liens or grant negative pledges, (4) make loans and investments and enter into acquisitions and joint ventures, (5) incur additional indebtedness or provide certain guarantees, (6) engage in mergers, acquisitions and asset sales, (7) conduct transactions with affiliates, (8) alter the nature of the Company’s, CHS’ or the guarantors’ businesses, (9) grant certain guarantees with respect to physician practices, (10) engage in sale and leaseback transactions or (11) change the Company’s fiscal year. The Company is also required to comply with a consolidated fixed coverage ratio, upon certain triggering events described below, and various affirmative covenants. The consolidated fixed coverage ratio is calculated as the ratio of (x) consolidated EBITDA (as defined in the ABL Facility) less capital expenditures to (y) the sum of consolidated interest expense (as defined in the ABL Facility), scheduled principal payments, income taxes and restricted payments made in cash or in permitted investments. For purposes of calculating the consolidated fixed charge coverage

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

ratio, the calculation of consolidated EBITDA as defined in the ABL Facility is a trailing 12-month calculation that begins with the Company’s consolidated net income, with certain adjustments for interest, taxes, depreciation and amortization, net income attributable to noncontrolling interests, stock compensation expense, restructuring costs, and the financial impact of other non-cash or non-recurring items recorded during any such 12-month period. The consolidated fixed charge coverage ratio is a required covenant only in periods where the total borrowings outstanding under the ABL Facility reduce the amount available in the facility to less than the greater of (i) $95 million and (ii) 10% of the calculated borrowing base. As a result, in the event the Company has less than $95 million available under the ABL Facility, the Company would need to comply with the consolidated fixed charge coverage ratio. At December 31, 2020, the Company is not subject to the consolidated fixed charge coverage ratio as such triggering event had not occurred during the last twelve months ended December 31, 2020.

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

Financing and repayment transactions discussed above resulted in a pre-tax and after-tax gain from early extinguishment of debt of $317 million and $352 million, respectively, for year ended December 31, 2020, a pre-tax and after-tax loss from early extinguishment of $54 million and $42 million, respectively, for the year ended December 31, 2019, and a pre-tax and after-tax gain from early extinguishment of $31 million and $23 million, respectively, for the year ended December 31, 2018.

The Company’s single remaining interest rate swap agreement terminated effective August 30, 2020. The Company received a variable rate of interest on this swap based on the three-month LIBOR in exchange for the payment of a fixed rate of interest.

As of December 31, 2020, the scheduled maturities of long-term debt outstanding, including finance lease obligations for each of the next five years and thereafter are as follows (in millions):

Year Ending December 31,	Amount
2021	$123
2022	137
2023	1,776
2024	2,387
2025	1,469
Thereafter	6,574
Total maturities	12,466
Less: Deferred debt issuance costs	(230)
Plus: Unamortized note premium	(20)
Total long-term debt	$12,216

The Company paid interest of $1.0 billion on borrowings for both of the years ended December 31, 2020 and 2019 and $936 million on borrowings during the year ended December 31, 2018.

Various financing transactions were completed subsequent to December 31, 2020 which are set forth in Note 16.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments has been estimated by the Company using available market information as of December 31, 2020 and 2019, and valuation methodologies considered appropriate. The estimates presented in the table below are not necessarily indicative of amounts the Company could realize in a current market exchange (in millions):

	December 31, 2020		December 31, 2019
	Carrying	Estimated Fair	Carrying	Estimated Fair
	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	$1,676	$1,676	$216	$216
Investments in equity securities	129	129	141	141
Available-for-sale debt securities	110	110	101	101
Trading securities	12	12	12	12
Liabilities:
5⅛% Senior Secured Notes due 2021	-	-	990	1,003
6⅞% Senior Notes due 2022	125	125	229	188
6¼% Senior Secured Notes due 2023	95	99	3,074	3,148
8⅝% Senior Secured Notes due 2024	1,025	1,080	1,023	1,099
6⅝% Senior Secured Notes due 2025	1,427	1,543	-	-
8% Senior Secured Notes due 2026	2,074	2,275	2,070	2,182
8% Senior Secured Notes due 2027	692	760	691	700
5⅝% Senior Secured Notes due 2027	1,809	2,048	-	-
6⅞% Senior Notes due 2028	758	618	1,678	1,700
6% Senior Secured Notes due 2029	857	973	-	-
9⅞% Junior-Priority Secured Notes due 2023	1,756	1,861	1,754	1,539
8⅛% Junior-Priority Secured Notes due 2024	1,336	1,408	1,340	1,113
ABL Facility and other debt	23	23	285	285

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

The following tabular disclosure provides the amount of pre-tax (loss) gain recognized as a component of OCI during the years ended December 31, 2020, 2019 and 2018 (in millions):

	Amount of Pre-Tax (Loss) Gain
	Recognized in OCI (Effective Portion)
	Year Ended December 31,
Derivatives in Cash Flow Hedging Relationships	2020	2019	2019
Interest rate swaps	$-	$(3)	$17

The following tabular disclosure provides the location of the effective portion of the pre-tax loss reclassified from accumulated other comprehensive loss (“AOCL”) into interest expense on the consolidated statements of income (loss) during the years ended December 31, 2020, 2019 and 2018 (in millions):

	Amount of Pre-Tax Loss Reclassified
	from AOCL into Income (Effective Portion)
Location of Loss Reclassified from	Year Ended December 31,
AOCL into Income (Effective Portion)	2020	2019	2018
Interest expense, net	$2	$-	$2

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

In instances where the determination of the fair value hierarchy measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment of factors specific to the asset or liability. Transfers between levels within the fair value hierarchy are recognized by the Company on the date of the change in circumstances that requires such transfer. There were no transfers between levels during the years ending December 31, 2020 or December 31, 2019.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as of December 31, 2020 and 2019 (in millions):

	December 31, 2020	Level 1	Level 2	Level 3
Investments in equity securities	$129	$129	$-	$-
Available-for-sale debt securities	110	-	110	-
Trading securities	12	-	12	-
Total assets	$251	$129	$122	$-

	December 31, 2019	Level 1	Level 2	Level 3
Investments in equity securities	$141	$141	$-	$-
Available-for-sale debt securities	101	-	101	-
Trading securities	12	-	12	-
Total assets	$254	$141	$113	$-
Fair value of interest rate swap agreement	$2	$-	$2	$-
Total liabilities	$2	$-	$2	$-

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

Supplemental information regarding the Company’s available-for-sale debt securities (all of which had no withdrawal restrictions) is set forth in the table below (in millions):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Values
As of December 31, 2020:
Debt securities
Government	$48	$2	$-	$50
Corporate	38	2	-	40
Mortgage and asset-backed securities	19	1	-	20
Total	$105	$5	$-	$110

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Values
As of December 31, 2019:
Debt securities
Government	$54	$1	$(1)	$54
Corporate	33	1	-	34
Mortgage and asset-backed securities	13	-	-	13
Total	$100	$2	$(1)	$101

As of December 31, 2020 and 2019, investments with aggregate estimated fair values of approximately $7 million (11 investments) and $51 million (71 investments), respectively, generated the gross unrealized losses disclosed in the above table. At each reporting date, the Company performs an evaluation of impaired securities to determine if the unrealized losses are other-than-temporary. This

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

evaluation considers a number of factors including, but not limited to, the length of time and extent to which the fair value has been less than cost, and management’s ability and intent to hold the securities until fair value recovers. Based on the results of this evaluation, management concluded that as of December 31, 2020, there were no other-than-temporary losses related to available-for-sale debt securities. The recent declines in value of the securities and/or length of time they have been below cost, as well as the Company’s ability and intent to hold the securities for a reasonable period of time sufficient for a projected recovery of fair value, have caused management to conclude that the securities, that have generated gross unrealized losses, were not other-than-temporarily impaired. Management will continue to monitor and evaluate the recoverability of the Company’s available-for-sale debt securities.

The contractual maturities of debt-based securities held by the Company as of December 31, 2020 and 2019, excluding mutual fund holdings, are set forth in the table below (in millions). Expected maturities will differ from contractual maturities because the issuers of the debt securities may have the right to prepay their obligations without prepayment penalties.

	December 31, 2020		December 31, 2019
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Values	Cost	Fair Values
Within 1 year	$3	$3	$9	$9
After 1 year and through year 5	26	27	19	20
After 5 years and through year 10	30	32	29	29
After 10 years	46	48	43	43

Gross realized gains and losses on sales of available-for-sale debt securities are summarized in the table below (in millions):

	Year Ended December 31,
	2020	2019	2018
Realized gains	$2	$-	$-
Realized losses	(1)	-	-

Other investment income, which includes interest and dividends, related to all investment securities were $6 million, $7 million and $7 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Net gains and losses recognized during the years ended December 31, 2020 and 2019 for investments in equity securities, which are broken out between investments sold during the year and investments held at the end of the year, are summarized in the table below (in millions):

	Year Ended December 31,
	2020	2019
Net gains and (losses), beginning of year	$9	$15
Less: Net gains and (losses) recognized during the year on equity securities sold during the year	14	2
Unrealized gains and (losses) recognized during the year on equity securities held, end of year	$(5)	$13

9. LEASES

The Company utilizes operating and finance leases for the use of certain hospitals, medical office buildings, and medical equipment. All lease agreements generally require the Company to pay maintenance, repairs, property taxes and insurance costs, which are variable amounts based on actual costs incurred during each applicable period. Such costs are not included in the determination of the ROU asset or lease liability. Variable lease cost also includes escalating rent payments that are not fixed at commencement but are based on an index that is determined in future periods over the lease term based on changes in the Consumer Price Index or other measures of cost inflation. Most leases include one or more options to renew the lease at the end of the initial term, with renewal terms that generally extend the lease at the then market rate of rental payment. Certain leases also include an option to buy the underlying asset at or a short time prior to the termination of the lease. All such options are at the Company’s discretion and are evaluated at the commencement of the lease, with only those that are reasonably certain of exercise included in determining the appropriate lease term. The Company has elected to account for COVID-19 related concessions as though the enforceable rights and

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

obligations for those concessions are explicit within the underlying contract. During the year ended December 31, 2020, concessions of approximately $7 million were recognized as a reduction to variable rent expense.

The components of lease cost and rent expense for the year ended December 31, 2020 and 2019 are as follows (in millions):

	Year Ended December 31,
Lease Cost	2020	2019
Operating lease cost:
Operating lease cost	$203	$194
Short-term rent expense	104	114
Variable lease cost	26	18
Sublease income	(6)	(5)
Total operating lease cost	$327	$321
Finance lease cost:
Amortization of right-of-use assets	$10	$12
Interest on finance lease liabilities	8	7
Total finance lease cost	$18	$19

Supplemental balance sheet information related to leases was as follows (in millions):

	Balance Sheet Classification	December 31, 2020	December 31, 2019
Operating Leases:
Operating Lease ROU Assets	Other assets, net	$642	$607

Finance Leases:
Finance Lease ROU Assets	Property and equipment
	Land and improvements	$8	$8
	Buildings and improvements	134	154
	Equipment and fixtures	8	11
	Property and equipment	150	173
	Less accumulated depreciation and amortization	(46)	(56)
	Property and equipment, net	$104	$117

Current finance lease liabilities	Current maturities of long-term debt	$5	$6
Long-term finance lease liabilities	Long-term debt	74	107

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Supplemental cash flow information related to leases for the year ended December 31, 2020 and 2019 are as follows (in millions):

	Year Ended December 31,
Cash flow information	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (1)	$188	$167
Operating cash flows from finance leases	8	7
Financing cash flows from finance leases	7	9
Right-of-use assets obtained in exchange for new finance lease liabilities	22	2
Right-of-use assets obtained in exchange for new operating lease liabilities	150	122
Weighted-average remaining lease term:
Operating leases	7 years	6 years
Finance leases	19 years	20 years
Weighted-average discount rate:
Operating leases	9.0%	9.1%
Finance leases	8.4%	5.6%

(1)	Included in the change in other operating assets and liabilities in the consolidated statement of cash flows.

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

Commitments relating to noncancellable operating and finance leases and financing obligations for each of the next five years and thereafter are as follows (in millions):

			Financing
Year Ending December 31,	Operating	Finance	Obligations
2021	$193	$10	$12
2022	161	9	12
2023	127	8	13
2024	93	8	13
2025	77	8	13
Thereafter	253	150	103
Total minimum future payments	904	193	166
Less: Imputed interest	(238)	(114)	(6)
Total liabilities	666	79	160
Less: Current portion	(142)	(5)	(2)
Long-term liabilities	$524	$74	$158

As of December 31, 2020, there were approximately $17 million of assets underlying approved but pending leases that have not yet commenced, primarily for medical equipment.

10.  EMPLOYEE BENEFIT PLANS

The Company maintains various benefit plans, including defined contribution plans, defined benefit plans and deferred compensation plans, for which certain of the Company’s subsidiaries are the plan sponsors. The CHS/Community Health Systems, Inc. Retirement Savings Plan is a defined contribution plan which covers the majority of the Company’s employees. Employees at

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

these locations whose employment is covered by collective bargaining agreements are generally eligible to participate in the CHS/Community Health Systems, Inc. Standard 401(k) Plan. Total expense to the Company under the 401(k) plans was $74 million, $85 million and $90 million for the years ended December 31, 2020, 2019 and 2018, respectively, and is recorded in salaries and benefits expense on the consolidated statements of income (loss).

The Company maintains unfunded deferred compensation plans that allow participants to defer receipt of a portion of their compensation. The liability for the deferred compensation plans was $176 million and $175 million as of December 31, 2020 and 2019, respectively, and is included in other long-term liabilities on the consolidated balance sheets. Assets designated to pay benefits under this plan are discussed below.

The Company provides an unfunded Supplemental Executive Retirement Plan (“SERP”) for certain members of its executive management. The Company uses a December 31 measurement date for the benefit obligations and a January 1 measurement date for its net periodic costs for the SERP. Variances from actuarially assumed rates will result in increases or decreases in benefit obligations and net periodic cost in future periods. Benefits expense under the SERP was $7 million, $7 million and $9 million for the years ended December 31, 2020, 2019 and 2018, respectively. The accrued benefit liability for the SERP totaled $89 million and $72 million at December 31, 2020 and 2019, respectively, and is included in other long-term liabilities on the consolidated balance sheets. The weighted-average assumptions used in determining net periodic cost for the years ended December 31, 2020 and 2019 were a discount rate of 3.1% and 4.2% and an annual salary increase of 3.0%.

During 2018, certain members of executive management of the Company that were participants in the SERP retired and met the requirements for payout of their SERP retirement benefit. The SERP payout provisions require payment to the participant in an actuarially determined lump sum amount six months after the participant retires from the Company. Such amounts were paid out of the rabbi trust. As required by the pension accounting rules in U.S. GAAP, the Company recognized a non-cash settlement loss of approximately $2 million during the year ended December 31, 2018. There were no settlement losses during the years ended December 31, 2020 and 2019.

The Company had assets of $243 million as of December 31, 2020, in a non-qualified plan trust generally designated to pay benefits of the deferred compensation plans and the SERP, consisting of equity securities of $95 million as of December 31, 2020, and company-owned life insurance contracts of $148 million as of December 31, 2020.

The Company had assets of $153 million as of December 31, 2019, in a non-qualified plan trust generally designated to pay benefits of the deferred compensation plans, consisting of equity securities of $23 million as of December 31, 2019, and company-owned life insurance contracts of $130 million as of December 31, 2019. The Company had equity securities in a rabbi trust generally designated to pay benefits of the SERP in the amount of $84 million as of December 31, 2019.

The Company maintains the CHS/Community Health Systems, Inc. Retirement Income Plan (“Pension Plan”), which is a defined benefit, non-contributory pension plan that covers certain employees at three of its formerly owned hospitals. The Pension Plan provides benefits to covered individuals satisfying certain age and service requirements. Employer contributions to the Pension Plan are in accordance with the minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended. The Company does not expect to make contributions to the Pension Plan in 2021. The Company uses a December 31 measurement date for the benefit obligations and a January 1 measurement date for its net periodic costs for the Pension Plan. Variances from actuarially assumed rates will result in increases or decreases in benefit obligations, net periodic cost and funding requirements in future periods. Benefits expense under the Pension Plan was approximately $1 million during the year ended December 31, 2020 and less than $1 million for the years ended December 31, 2019 and 2018. The accrued benefit liability for the Pension Plan totaled $5 million and $12 million at December 31, 2020 and 2019, respectively, and is included in other long-term liabilities on the consolidated balance sheets. The weighted-average assumptions used for determining the net periodic cost for the year ended December 31, 2020 was a discount rate of 3.2% and the expected long-term rate of return on assets of 6.0%.

11.  STOCKHOLDERS’ DEFICIT

Authorized capital shares of the Company include 400,000,000 shares of capital stock consisting of 300,000,000 shares of common stock and 100,000,000 shares of preferred stock. Each of the aforementioned classes of capital stock has a par value of $0.01 per share. Shares of preferred stock, none of which were outstanding as of December 31, 2020, may be issued in one or more series having such rights, preferences and other provisions as determined by the Board of Directors without approval by the holders of common stock.

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

The ABL Facility and the indentures governing each series of the Company’s outstanding notes restrict the Company’s subsidiaries from, among other matters, paying dividends and making distributions to the Company, which thereby limits the Company’s ability to pay dividends and/or repurchase stock. As of December 31, 2020, under the most restrictive test in these agreements (and subject to certain exceptions), the Company has approximately $200 million of capacity to pay permitted dividends and/or repurchase shares of stock or make other restricted payments.

The following schedule discloses the effects of changes in the Company’s ownership interest in its less-than-wholly-owned subsidiaries on Community Health Systems, Inc. stockholders’ deficit (in millions):

	Year Ended December 31,
	2020	2019	2018
Net income (loss) attributable to Community Health Systems,
Inc. stockholders	$511	$(675)	$(788)
Transfers to the noncontrolling interests:
Net increase (decrease) in Community Health
Systems, Inc. paid-in-capital for
purchase of subsidiary partnership interests	3	3	(4)
Net transfers to the noncontrolling interests	3	3	(4)
Change to Community Health Systems, Inc.
stockholders’ deficit from net income (loss) attributable to
Community Health Systems, Inc. stockholders
and transfers to noncontrolling interests	$514	$(672)	$(792)

12.  EARNINGS PER SHARE

The following table sets forth the components of the denominator for the computation of basic and diluted earnings per share for net income (loss) attributable to Community Health Systems, Inc. common stockholders:

	Year Ended December 31,
	2020	2019	2018
Weighted-average number of shares outstanding — basic	115,491,022	113,739,046	112,728,274
Effect of dilutive securities:
Restricted stock awards	905,903	-	-
Employee stock options	122,785	-	-
Other equity-based awards	24,851	-	-
Weighted-average number of shares outstanding — diluted	116,544,561	113,739,046	112,728,274

The Company generated a loss attributable to Community Health Systems, Inc. common stockholders for the years ended December 31, 2019 and 2018, so the effect of dilutive securities is not considered because their effect would be antidilutive. If the Company had generated income during the years ended December 31, 2019 and 2018, the effect of restricted stock awards, employee stock options, and other equity-based awards on the diluted shares calculation would have been an increase in shares of 133,866 and 68,687, respectively.

	Year Ended December 31,
	2020	2019	2018
Dilutive securities outstanding not included in the computation of earnings per share because their effect is antidilutive:
Employee stock options and restricted stock awards	2,821,511	3,508,968	2,152,408

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13.  EQUITY INVESTMENTS

As of December 31, 2020, the Company owned equity interests of 38.0% in two hospitals in Macon, Georgia, in which HCA owns the majority interest. On December 31, 2016, the Company sold 80% of its ownership interest in the legal entity that owned and operated its home care agency business. As part of the divestiture of its controlling interest in the home care agency business, the Company recorded an equity method investment representing its remaining 20% ownership. Since December 31, 2016 and primarily in conjunction with the divestiture of hospitals, the Company has divested of its remaining 20% ownership in certain home care agency businesses.

In March 2005, the Company began purchasing items, primarily medical supplies, medical equipment and pharmaceuticals, under an agreement with HealthTrust Purchasing Group, L.P. (“HealthTrust”), a group purchasing organization in which the Company is a noncontrolling partner. As of December 31, 2020, the Company had a 13.9% ownership interest in HealthTrust.

The Company’s investment in all of its unconsolidated affiliates was $190 million and $199 million at December 31, 2020 and 2019, respectively, and is included in other assets, net in the accompanying consolidated balance sheets. Included in the Company’s results of operations is the Company’s equity in pre-tax earnings from all of its investments in unconsolidated affiliates, which was $10 million, $15 million and $22 million for the years ended December 31, 2020, 2019 and 2018, respectively.

14.  OTHER COMPREHENSIVE INCOME

The following tables present information about items reclassified out of accumulated other comprehensive loss by component for the years ended December 31, 2020 and 2019 (in millions, net of tax):

		Change in
		Fair Value of	Change in	Accumulated
	Change in Fair	Available-for-Sale	Unrecognized	Other
	Value of Interest	Debt	Pension Cost	Comprehensive
	Rate Swaps (1)	Securities (1)	Components	(Loss) Income
Balance as of December 31, 2019	$2	$(3)	$(8)	$(9)
Other comprehensive (loss)
income before reclassifications	(1)	6	(1)	4
Amounts reclassified from
accumulated other
comprehensive (loss) income	-	(2)	(6)	(8)
Net current-period other
comprehensive (loss) income	(1)	4	(7)	(4)
Balance as of December 31, 2020	$-	$2	$(15)	$(13)

(1)  Totals may not add due to rounding.

		Change in	Change in	Accumulated
	Change in Fair	Fair Value of	Unrecognized	Other
	Value of Interest	Available-for-Sale	Pension Cost	Comprehensive
	Rate Swaps	Debt Securities	Components	(Loss) Income
Balance as of December 31, 2018	$5	$(7)	$(8)	$(10)
Other comprehensive (loss)
income before reclassifications	(3)	5	(1)	1
Amounts reclassified from
accumulated other
comprehensive (loss) income	-	(1)	1	-
Net current-period other
comprehensive (loss) income	(3)	4	-	1
Balance as of December 31, 2019	$2	$(3)	$(8)	$(9)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables present a subtotal for each significant reclassification to net income (loss) out of AOCL and the line item affected in the accompanying consolidated statements of income (loss) for the years ended December 31, 2020 and 2019 (in millions):

Amount reclassified
	from AOCL	Affected line item in the
Details about accumulated other	Year Ended	statement where net
comprehensive income (loss) components	December 31, 2020	income (loss) is presented
Amortization of defined benefit pension items
Prior service costs	$(1)	Salaries and benefits
Settlement losses recognized	(3)	Salaries and benefits
	(4)	Total before tax
	10	Tax benefit
	$6	Net of tax

Amount reclassified
	from AOCL	Affected line item in the
Details about accumulated other	Year Ended	statement where net
comprehensive income (loss) components	December 31, 2019	income (loss) is presented
Gains and losses on cash flow hedges
Interest rate swaps	$-	Interest expense, net
	-	Tax benefit
	$-	Net of tax

Amortization of defined benefit pension items
Prior service costs	$(1)	Salaries and benefits
Settlement losses recognized	-	Salaries and benefits
	(1)	Total before tax
	-	Tax benefit
	$(1)	Net of tax

15.  COMMITMENTS AND CONTINGENCIES

Construction and Other Capital Commitments.     Pursuant to a hospital purchase agreement from our March 1, 2016 acquisition of Northwest Health - La Porte, formerly known as La Porte Hospital, and Northwest Health – Starke, formerly known as Starke Hospital, the Company is committed to build replacement facilities in both La Porte, Indiana and Knox, Indiana. Under the terms of such agreement, construction of the replacement hospital for Northwest Health - La Porte was required to be completed within five years of the date of acquisition, or March 2021. The completion of the replacement facility for Northwest Health - La Porte in La Porte, Indiana, and transfer of operations, including renaming the hospital to Northwest Health – La Porte, was completed on October 24, 2020. In addition, construction of the replacement facility for Northwest Health - Starke is required to be completed within five years of the date the Company entered into a new lease with Starke County, Indiana, the hospital lessor, or in the event the Company does not enter into a new lease with Starke County, or is required to be completed by September 30, 2026. The Company has not entered into a new lease with the lessor for Northwest Health - Starke and currently anticipate completing construction of the Northwest Health - Starke replacement facility in 2026. Construction costs, including equipment costs, for the Northwest Health - La Porte totaled approximately $126 million as of December 31, 2020. Construction costs for the Northwest Health - Starke replacement facility is currently estimated to be approximately $15 million.

Physician Recruiting Commitments.    As part of its physician recruitment strategy, the Company provides income guarantee agreements to certain physicians who agree to relocate to its communities and commit to remain in practice there. Under such agreements, the Company is required to make payments to the physicians in excess of the amounts they earned in their practice up to the amount of the income guarantee. These income guarantee periods are typically for 12 months. Such payments are recoverable by the Company from physicians who do not fulfill their commitment period, which is typically three years, to the respective community. At December 31, 2020, the maximum potential amount of future payments under these guarantees in excess of the liability recorded is $17 million.

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

The net present value of the projected payments was discounted using a weighted-average risk-free rate of 1.8%, 2.6% and 3.1% in 2020, 2019 and 2018, respectively. This liability is adjusted for new claims information in the period such information becomes known. The Company’s estimated liability for professional and general liability claims was $602 million and $612 million as of December 31, 2020 and 2019, respectively. The estimated undiscounted claims liability was $629 million and $663 million as of December 31, 2020 and 2019, respectively. The current portion of the liability for professional and general liability claims was $177 million and $169 million as of December 31, 2020 and 2019, respectively, and is included in other accrued liabilities in the accompanying consolidated balance sheets, with the long-term portion recorded in other long-term liabilities. Professional malpractice expense includes the losses resulting from professional liability claims and loss adjustment expense, as well as paid excess insurance premiums, and is presented within other operating expenses in the accompanying consolidated statements of income (loss).

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the year ended December 31, 2020, the Company incurred expenses in the amount of approximately $50 million related to the settlement of a professional liability claim for which the Company’s third-party insurers’ obligation to provide coverage to the Company in connection with the underlying loss is being litigated. In the ordinary course of business, the Company’s expense with respect to professional liability claims, which is actuarially determined, is limited to amounts not covered by third-party insurance policies, which typically provide coverage for professional liability claims. The subject of the litigation for the recovery of the full amount of the $50 million settlement is whether the claim is covered under the subject policies. Aside from this matter, there were no significant changes in the Company’s estimate of the reserve for professional liability claims during the year ended December 31, 2020.

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

The Company is primarily self-insured for these claims; however, the Company obtain excess insurance that transfers the risk of loss to a third-party insurer for claims in excess of our self-insured retentions. The Company’s excess insurance is underwritten on a claims-made basis. For claims reported prior to June 1, 2002, substantially all of the Company’s professional and general liability risks were subject to a less than $1 million per occurrence self-insured retention and for claims reported from June 1, 2002 through June 1, 2003, these self-insured retentions were $2 million per occurrence. Substantially all claims reported after June 1, 2003 and before June 1, 2005 are self-insured up to $4 million per claim. Substantially all claims reported on or after June 1, 2005 and before June 1, 2014 are self-insured up to $5 million per claim. Substantially all claims reported on or after June 1, 2014 and before June 1, 2018 are self-insured up to $10 million per claim. Substantially all claims reported on or after June 1, 2018 are self-insured up to $15 million per claim. Management, on occasion, has selectively increased the insured risk at certain hospitals based upon insurance pricing and other factors and may continue that practice in the future. Excess insurance for all hospitals has been purchased through commercial insurance companies and generally covers the Company’s for liabilities in excess of the self-insured retentions. The excess coverage consists of multiple layers of insurance, the sum of which totals up to $95 million per occurrence and in the aggregate for claims reported on or after June 1, 2003, up to $145 million per occurrence and in the aggregate for claims reported on or after January 1, 2008, up to $195 million per occurrence and in the aggregate for claims reported on or after June 1, 2010, and up to at least $215 million per occurrence and in the aggregate for claims reported on or after June 1, 2015. In addition, for integrated occurrence malpractice claims, there is an additional $50 million of excess coverage for claims reported on or after June 1, 2014 and an additional $75 million of excess coverage for claims reported on or after June 1, 2015 through June 1, 2020. The $75 million in integrated occurrence coverage will also apply to claims reported between June 1, 2020 and May 31, 2021 for events that occurred prior to June 1, 2020 but which were not previously known or reported. For certain policy years prior to June 1, 2014, if the first aggregate layer of excess coverage becomes fully utilized, then the self-insured retention will increase to $10 million per claim for any subsequent claims in that policy year until the Company’s total aggregate coverage is met. Beginning June 1, 2018, this drop-down provision in the excess policies attaches over the $15 million per claim self-insured retention.

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

Summary of Recorded Amounts

The table below presents a reconciliation of the beginning and ending liability balances (in millions) during the years ended December 31, 2020 and 2019, with respect to the Company’s determination of the contingencies of the Company in respect of which an accrual has been recorded. The liability as of December 31, 2020 is comprised of individually insignificant amounts for various matters.

Probable
Contingencies
Balance as of December 31, 2018	$19
Expense	87
Reserve for insured claim	(4)
Cash payments	(34)
Balance as of December 31, 2019	68
Expense	14
Reserve for insured claim	11
Cash payments	(82)
Balance as of December 31, 2020	$11

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

In the aggregate, attorneys’ fees and other costs incurred but not included in the table above related to probable contingencies totaled $3 million, $21 million and $2 million during the years ended December 31, 2020, 2019 and 2018, respectively, and are included in other operating expenses in the accompanying consolidated statements of income (loss).

16.  SUBSEQUENT EVENTS

The Company has evaluated all material events occurring subsequent to the balance sheet date for events requiring disclosure or recognition in the consolidated financial statements.

Divestitures:

On January 1, 2021, one or more affiliates of the Company completed the sale of substantially all of the assets of Lea Regional Medical Center (68 licensed beds) in Hobbs, New Mexico to affiliates of Covenant Health System pursuant to the terms of a definitive agreement which was entered into September 8, 2020. The net proceeds from this sale were received at a preliminary closing on December 31, 2020.

On January 1, 2021, one or more affiliates of the Company completed the sale of substantially all of the assets of each of Tennova Healthcare - Tullahoma (135 licensed beds) in Tullahoma, Tennessee and Tennova Healthcare – Shelbyville (60 licensed beds) in Shelbyville, Tennessee to Vanderbilt University Medical Center pursuant to the terms of a definitive agreement which was entered into September 30, 2020. The net proceeds from this sale were received at a preliminary closing on December 31, 2020.

On February 1, 2021, one or more affiliates of the Company completed the sale of substantially all of the assets of Northwest Mississippi Medical Center (181 licensed beds) in Clarksdale, Mississippi to affiliates of Delta Health System pursuant to the terms of a definitive agreement which was entered into October 30, 2020, as referenced above.

Financing Transactions:

On January 6, 2021, $30 million of the Company’s outstanding letters of credit of $150 million issued as of December 31, 2020 was cancelled in relation to a professional liability claim that was settled and funded in the three months ended December 31, 2020.

On January 28, 2021, the remaining principal amount of the 6¼% Senior Secured Notes due 2023 of approximately $95 million was redeemed using proceeds from the issuance of the 5⅝% Senior Secured Notes due 2027 and 6% Senior Secured Notes due 2029 which was completed on December 28, 2020.

On January 29, 2021, the Company issued a notice of redemption to redeem on February 28, 2021 all of the 6⅞% Secured Notes due 2022 then outstanding at a redemption price of 100% of the principal amount thereof plus accrued and unpaid interest to, but not including, February 28, 2021.

On February 2, 2021, the Company completed a private offering of $1.775 billion aggregate principal amount of 6⅞% Junior-Priority Secured Notes due April 15, 2029 (the “6⅞% Junior-Priority Secured Notes due 2029”). The proceeds of the offering were used to redeem the 9⅞% Junior-Priority Secured Notes due 2023 via a tender offer which was funded on February 2, 2021, or to the extent not tendered, to fund the redemption of the remaining notes on February 4, 2021. The 6⅞% Junior-Priority Secured Notes due 2029 bear interest at a rate of 6⅞% per year payable semi-annually in arrears on April 15 and October 15 of each year, commencing on October 15, 2021. The 6⅞% Junior-Priority Secured Notes due 2029 are unconditionally guaranteed on a junior-priority secured basis by the Company and each of CHS’ current and future domestic subsidiaries that provide guarantees under the CHS’ ABL Facility, any capital market debt securities of CHS (including CHS’ outstanding senior notes) and certain other long-term debt of CHS.

The 6⅞% Junior-Priority Secured Notes due 2029 and the related guarantees are secured by shared (i) second-priority liens on the Non-ABL Priority Collateral that secures on a first-priority basis the CHS’s senior-priority secured notes and (ii) third-priority liens on the ABL-Priority Collateral that secures on a first-priority basis the ABL Facility (and also secures on a second-priority basis CHS’s senior-priority secured notes), in each case subject to permitted liens described in the indenture governing the 6⅞% Junior-Priority Secured Notes due 2029.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At any time and from time to time prior to April 15, 2024, CHS may redeem the 6⅞% Junior-Priority Secured Notes due 2029 in whole or in part, at its option, upon not less than 15 nor more than 60 days’ prior written notice at a redemption price equal to 100% of the principal amount of the 6⅞% Junior-Priority Secured Notes due 2029 to be redeemed plus accrued and unpaid interest, if any, plus a “make-whole” premium, as described in the indenture governing the 6⅞% Junior-Priority Secured Notes due 2029. In addition, CHS may redeem up to 40% of the aggregate principal amount of the 6⅞% Junior-Priority Secured Notes due 2029 at any time prior to April 15, 2024 using the net proceeds from certain equity offerings at a redemption price of 106.875% of the principal amount of the 6⅞% Junior-Priority Secured Notes due 2029 redeemed, plus accrued and unpaid interest, if any.

At any time and from time to time on or after April 15, 2024, CHS may redeem the 6⅞% Junior-Priority Secured Notes due 2029 in whole or in part, upon not less than 15 nor more than 60 days’ prior written notice at a redemption price equal to the percentage of principal amount set forth below plus accrued and unpaid interest, if any, on the 6⅞% Junior-Priority Secured Notes due 2029 redeemed, to, but excluding, the applicable date of redemption, if redeemed during the twelve-month period beginning on April 15 of the years indicated below:

Period	Redemption Price
April 15, 2024 to April 14, 2025	103.438%
April 15, 2025 to April 14, 2026	101.719%
April 15, 2026 to April 14, 2029	100.000%

On February 9, 2021, the Company completed a private offering of $1.095 billion aggregate principal amount of 4¾% Senior Secured Notes due February 15, 2031 (the “4¾% Senior Secured Notes due 2031”). The proceeds of the offering were used to redeem the 8⅝% Senior Secured Notes due 2024 on February 9, 2021. The 4¾% Senior Secured Notes due 2031 bear interest at a rate of 4¾% per year payable semi-annually in arrears on February 15 and August 15, commencing on August 15, 2021. The 4¾% Senior Secured Notes due 2031 are unconditionally guaranteed on a senior-priority secured basis by each of CHS’ current and future domestic subsidiaries that provide guarantees under the ABL facility, any capital market debt securities of CHS (including CHS’ outstanding senior notes) and certain other long-term debt of CHS.

The 4¾% Senior Secured Notes due 2031 and the related guarantees are secured by shared (i) first-priority liens on the Non-ABL Priority Collateral and (ii) second-priority liens on the ABL Priority Collateral that secures on a first-priority basis the ABL Facility, in each case subject to permitted liens described in the indenture governing the 4¾% Senior Secured Notes due 2031.

CHS is entitled, at its option, to redeem all or a portion of the 4¾% Senior Secured Notes due 2031 at any time prior to February 15, 2026, upon not less than 15 nor more than 60 days’ notice, at a price equal to 100% of the principal amount of the 4¾% Senior Secured Notes due 2031 redeemed plus accrued and unpaid interest, if any, plus a “make-whole” premium, as described in the indenture governing the 4¾% Senior Secured Notes due 2031.

CHS may redeem up to 40% of the aggregate principal amount of the 4¾% Senior Secured Notes due 2031 at any time prior to February 15, 2024 using the net proceeds from certain equity offerings at a redemption price of 104.750% of the principal amount of the 4¾% Senior Secured Notes due 2031 redeemed, plus accrued and unpaid interest, if any. In addition, any time prior to February 15, 2026, but not more than once during each twelve-month period, the issuer may redeem up to 10% of the original aggregate principal amount of the 4¾% Senior Secured Notes due 2031 at a redemption price equal to 103% of the principal amount of the 4¾% Senior Secured Notes due 2031 to be redeemed, plus accrued and unpaid interest, if any.

At any time and from time to time on or after February 15, 2026, CHS may redeem the 4¾% Senior Secured Notes due 2031 in whole or in part, upon not less than 15 nor more than 60 days’ prior written notice at a redemption price equal to the percentage of principal amount set forth below plus accrued and unpaid interest, if any, on the 4¾% Senior Secured Notes due 2031 redeemed, to, but excluding, the applicable date of redemption, if redeemed during the twelve-month period beginning on February 15 of the years indicated below:

Period	Redemption Price
February 15, 2026 to February 14, 2027	102.375%
February 15, 2027 to February 14, 2028	101.583%
February 15, 2028 to February 14, 2029	100.792%
February 15, 2029 to February 14, 2031	100.000%

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

17.  CONDENSED FINANCIAL INFORMATION OF PARENT

Parent Company Only
Condensed Balance Sheet
(In millions)
	December 31,
	2020	2019
ASSETS
Prepaid income taxes	$50	$48
Total current assets	50	48
Deferred income taxes	59	38
Other assets, net	(3)	(4)
Total assets	$106	$82
LIABILITIES AND (DEFICIT) EQUITY
Intercompany payable	$1,701	$2,099
Deferred income taxes	29	200
Other long-term liabilities	1	1
Total liabilities	1,731	2,300
Community Health Systems, Inc. stockholders’ (deficit) equity:
Preferred stock	-	-
Common stock	1	1
Additional paid-in capital	2,094	2,008
Accumulated other comprehensive (loss) income	(13)	(9)
(Accumulated deficit) retained earnings	(3,707)	(4,218)
Total Community Health Systems, Inc. stockholders’ (deficit) equity	(1,625)	(2,218)
Total liabilities and (deficit) equity	$106	$82

See note to condensed financial statements of parent company.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Parent Company Only
Condensed Statements of Income (Loss)
(In millions)
Year Ended December 31,
	2020	2019	2018
Net operating revenues	$-	$-	$-
Operating costs and expenses:
Salaries and benefits	-	-	-
Supplies	-	-	-
Other operating expenses	-	-	-
Government and other legal settlements and related costs	-	-	-
Electronic health records incentive reimbursement	-	-	-
Lease cost and rent	-	-	-
Pandemic relief funds	-	-	-
Depreciation and amortization	-	-	-
Impairment and (gain) loss on sale of businesses, net	-	-	-
Total operating costs and expenses	-	-	-
Income from operations	-	-	-
Interest expense, net	-	-	-
(Gain) loss from early extinguishment of debt	-	-	-
Equity in earnings of unconsolidated affiliates	(511)	675	788
Income (loss) before income taxes	511	(675)	(788)
(Benefit from) provision for income taxes	-	-	-
Net income (loss)	511	(675)	(788)
Less: Net income attributable to noncontrolling interests	-	-	-
Net income (loss) attributable to Community Health Systems, Inc. stockholders	$511	$(675)	$(788)

See note to condensed financial statements of parent company.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Parent Company Only
Condensed Statements of Comprehensive Income (Loss)
(In millions)
	Year Ended December 31,
	2020	2019	2018
		(In millions)
Net income (loss)	$511	$(675)	$(788)
Equity in other comprehensive (loss) income of affiliates, net of income taxes:
Net change in fair value of interest rate swaps, net of tax	(1)	(3)	20
Net change in fair value of available-for-sale debt securities, net of tax	4	4	(2)
Amortization and recognition of unrecognized pension cost components, net of tax	(7)	-	(1)
Other comprehensive (loss) income	(4)	1	17
Comprehensive income (loss)	507	(674)	(771)
Less: Comprehensive income attributable to noncontrolling interests	-	-	-
Comprehensive income (loss) attributable to Community Health Systems, Inc. stockholders	$507	$(674)	$(771)

See note to condensed financial statements of parent company.

Parent Company Only
Condensed Statements of Cash Flows
(In millions)
	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(12)	$(4)	$40
Cash flows from investing activities:
Net cash provided by (used in) investing activities	-	-	-
Cash flows from financing activities:
Repurchase of restricted stock shares for payroll tax withholding requirements	(1)	(1)	(1)
Changes in intercompany balances with affiliates, net	13	5	(39)
Net cash provided by (used in) financing activities	12	4	(40)
Net change in cash and cash equivalents	-	-	-
Cash and cash equivalents at beginning of period	-	-	-
Cash and cash equivalents at end of period	$-	$-	$-

See note to condensed financial statements of parent company.

1.	Basis of Presentation

Community Health Systems, Inc. (the “Parent Company”) is a holding company and operates no business in its own name; all of the Company’s business operations are conducted through subsidiaries of the Parent Company. The Company’s outstanding indebtedness restricts the ability of subsidiaries to dividend or otherwise provide funds to the Parent Company. Accordingly, these financial statements have been presented on a “parent-only” basis. Under parent-only presentation, the Parent Company’s investments in its consolidated subsidiaries are presented under the equity method of accounting. These parent-only financial statements should be read in conjunction with consolidated financial statements of Community Health Systems, Inc.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. We have concluded that our internal control over financial reporting was effective as of December 31, 2020, based on these criteria.

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

Community Health Systems, Inc.,

Franklin, Tennessee

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Community Health Systems, Inc., and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 18, 2021, expressed an unqualified opinion on those financial statements.

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

February 18, 2021

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

The committee report of the Audit and Compliance Committee of the Board of Directors is presented below. The other information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Stockholders of the Company scheduled to be held on May 11, 2021, under “General Information,” “Members of the Board of Directors,” “Information About Our Executive Officers,” and, if applicable, “Delinquent Section 16(a) Reports.”

AUDIT AND COMPLIANCE COMMITTEE REPORT

The Audit and Compliance Committee of the Board of Directors of the Company is composed of five directors, each of whom is “independent” as defined by the applicable listing standards of the New York Stock Exchange and Section 10A-3 of the Exchange Act. All of our Audit and Compliance Committee members meet the Securities and Exchange Commission definition of “audit committee financial expert.” The Audit and Compliance Committee operates under a written charter adopted by the Board of Directors, which is posted on our corporate website (www.chs.net) and which is reviewed by the Committee annually, in conjunction with the Committee’s annual self-evaluation. The Company’s management is responsible for its internal controls and the financial reporting process. Our independent registered public accounting firm, Deloitte & Touche LLP, is responsible for performing an independent audit of our consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States) and to issue its reports thereon. The Audit and Compliance Committee is responsible for, among other things, monitoring and overseeing these processes, and recommending to the Board of Directors: (i) that the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K; and (ii) the selection of the independent registered public accounting firm to audit the consolidated financial statements of the Company.

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

Based on the Audit and Compliance Committee’s discussions with management and the independent registered public accounting firm and the Audit and Compliance Committee’s review of the representations of management and the materials it received from the independent registered public accounting firm as described above, the Audit and Compliance Committee recommended to the Board of Directors that the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for filing with the SEC.

This report is respectfully submitted by the Audit and Compliance Committee of the Board of Directors.

THE AUDIT AND COMPLIANCE COMMITTEE
John A. Clerico
Michael Dinkins
James S. Ely III, Chair
Elizabeth T. Hirsch
H. James Williams, Ph.D.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Stockholders of the Company scheduled to be held on May 11, 2021 under “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Non-Management Director Compensation,” and “Compensation Committee Report.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Stockholders of the Company scheduled to be held on May 11, 2021 under “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Stockholders of the Company scheduled to be held on May 11, 2021 under “General Information” and “Relationships and Certain Transactions Between the Company and Its Officers, Directors and 5% Beneficial Owners and Their Family Members.”

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Stockholders of the Company scheduled to be held on May 11, 2021 under “Fees Paid to Auditors” and “Pre-Approval of Audit and Non-Audit Services.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

Item 15(a) 1. Financial Statements

Reference is made to the index of financial statements and supplementary data under Item 8 in Part II.

Item 15(a) 2. Financial Statement Schedules

The following financial statement schedule is included within the notes to the consolidated financial statements at page 130 hereof:

Schedule I – Condensed Financial Information of Registrant

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule.

Item 15(a) 3. Exhibits

The following exhibits are either filed with this Report or incorporated herein by reference.

No.	Description
2.1

Agreement and Plan of Merger, dated as of July  29, 2013, by and among Health Management Associates, Inc., Community Health Systems, Inc. and FWCT-2 Acquisition Corporation (incorporated by reference to Exhibit 2.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 30, 2013 (No. 001-15925))

2.2

Amendment and Consent to Agreement and Plan of Merger, dated as of September  24, 2013, by and among Health Management Associates, Inc., Community Health Systems, Inc. and FWCT-2 Acquisition Corporation (incorporated by reference to Exhibit 2.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed September 25, 2013 (No. 001-15925))

2.3

Separation and Distribution Agreement, dated April 29, 2016, by and between Community Health Systems, Inc. and Quorum Health Corporation (incorporated by reference to Exhibit 2.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed May 2, 2016 (No. 001-15925))

2.4

Tax Matters Agreement, dated April 29, 2016, by and between Community Health Systems, Inc. and Quorum Health Corporation (incorporated by reference to Exhibit 2.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed May 2, 2016 (No. 001-15925))

2.5

Employee Matters Agreement, dated April 29, 2016, by and between Community Health Systems, Inc. and Quorum Health Corporation (incorporated by reference to Exhibit 2.3 to Community Health Systems, Inc.’s Current Report on Form 8-K filed May 2, 2016 (No. 001-15925))

2.6

Amendment to the Employee Matters Agreement, effective as of April 29, 2016, by and between Community Health Systems, Inc. and Quorum Health Corporation (incorporated by reference to Exhibit 2.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 filed November 2, 2016 (No. 001-15925))

3.1

Form of Restated Certificate of Incorporation of Community Health Systems, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to Community Health Systems, Inc.’s Registration Statement on Form S-1/A filed June 8, 2000 (No. 333-31790))

3.2

Certificate of Amendment to the Restated Certificate of Incorporation of Community Health Systems, Inc., dated May 18, 2010 (incorporated by reference to Exhibit 3.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed May 20, 2010 (No. 001-15925))

3.3

Amended and Restated By-laws of Community Health Systems, Inc. (as of December 7, 2016) (incorporated by reference to Exhibit 3.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed December  12, 2016 (No. 001-15925))

4.1

Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed May 7, 2014 (No. 001-15925))

4.2

Description of Community Health System, Inc.’s Common Stock (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019 filed February 20, 2020 (No. 001-15925))

4.3

Senior Notes Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Notes due 2022, dated as of January  27, 2014, by and among FWCT-2 Escrow Corporation and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.3 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 28, 2014 (No. 001-15925))

4.4	Form of 6.875% Senior Note due 2022 (included in Exhibit 4.3)
4.5

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
4.9

Third Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Notes due 2022, dated as of December  1, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.46 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014 filed February 25, 2015 (No. 001-15925))

4.10

Fourth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Notes due 2022, dated as of March  31, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.5 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed May 6, 2015 (No. 001-15925))

4.11

Fifth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Notes due 2022, dated as of June  30, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.5 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed August 4, 2015 (No. 001-15925))

4.12

Sixth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Notes due 2022, dated as of September  30, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.5 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed November 3, 2015 (No. 001-15925))

4.13

Seventh Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Notes due 2022, dated as of December  31, 2015, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.63 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015 filed February 17, 2016 (No. 001-15925))

4.14

Eighth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Notes due 2022, dated as of March  31, 2016, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.5 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed May 3, 2016 (No. 001-15925))

4.15

Ninth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Notes due 2022, dated as of September  30, 2016, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.5 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 filed November 2, 2016 (No. 001-15925))

4.16

Tenth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Notes due 2022, dated as of April 12, 2018, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed May 2, 2018 (No. 001-15925))

4.17

Eleventh Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Notes due 2022, dated as of October 3, 2018, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 filed October 30, 2018 (No. 001-15925))

4.18

Twelfth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Notes due 2022, dated as of March 31, 2019, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 filed May 1, 2019 (No. 001-15925))

4.19

Thirteenth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Notes due 2022, dated as of July 1, 2019, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 filed October 30, 2019 (No. 001-15925))

4.20

Fourteenth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Notes due 2022, dated as of September 27, 2019, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.13 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 filed October 30, 2019 (No. 001-15925))

4.21

Fifteenth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Notes due 2022, dated as of March 27, 2020, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.3 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed April 29, 2020 (No. 001-15925))

4.22*

Sixteenth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Notes due 2022, dated as of December 11, 2020, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee

No.	Description
4.23

Senior Secured Notes Indenture relating to CHS/Community Health Systems, Inc.’s 6.250% Senior Secured Notes due 2023, dated as of March  16, 2017, by and among CHS/Community Health Systems, Inc. and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed March 16, 2017 (No. 001-15925))

4.24	Form of 6.250% Senior Secured Note due 2023 (included in Exhibit 4.23)
4.25

First Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.250% Senior Secured Notes due 2023, dated March  16, 2017, by and among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the Guarantors party thereto, Regions Bank, as Trustee, and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed March 16, 2017 (No. 001-15925))

4.26

Second Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.250% Senior Secured Notes due 2023, dated May  12, 2017, by and among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the Guarantors party thereto, Regions Bank, as Trustee, and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.3 to Community Health Systems, Inc.’s Current Report on Form 8-K filed May 12, 2017 (No. 001-15925))

4.27

Third Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.250% Senior Secured Notes due 2023, dated as of April 12, 2018, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.5 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed May 2, 2018 (No. 001-15925))

4.28

Fourth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.250% Senior Secured Notes due 2023, dated as of October 3, 2018, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.5 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 filed October 30, 2018 (No. 001-15925))

4.29

Fifth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.250% Senior Secured Notes due 2023, dated as of March 31, 2019, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.5 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 filed May 1, 2019 (No. 001-15925))

4.30

Sixth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.250% Senior Secured Notes due 2023, dated as of July 1, 2019, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.5 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 filed October 30, 2019 (No. 001-15925))

4.31

Seventh Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.250% Senior Secured Notes due 2023, dated as of September 27, 2019, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.14 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 filed October 30, 2019 (No. 001-15925))

4.32

Eighth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.250% Senior Secured Notes due 2023, dated as of March 27, 2020, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed April 29, 2020 (No. 001-15925))

4.33*

Ninth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.250% Senior Secured Notes due 2023, dated as of December 11, 2020, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent

4.34

Indenture, dated as of June  22, 2018, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and as Junior-Priority Collateral Agent, relating to the 9.875% Junior-Priority Secured Notes due 2023 (incorporated by reference to Exhibit 4.01 to Community Health Systems, Inc.'s Current Report on Form 8-K filed June 25, 2018 (No. 001-15925))

4.35	Form of 9.875% Junior-Priority Secured Note due 2023 (included in Exhibit 4.34)

No.	Description
4.36

First Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 9.875% Junior-Priority Secured Notes due 2023, dated as of October 3, 2018, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, and Regions Bank, as Trustee and as Junior-Priority Collateral Agent (incorporated by reference to Exhibit 4.6 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 filed October 30, 2018 (No. 001-15925))

4.37

Second Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 9.875% Junior-Priority Secured Notes due 2023, dated as of March 31, 2019, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, and Regions Bank, as Trustee and as Junior-Priority Collateral Agent (incorporated by reference to Exhibit 4.6 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 filed May 1, 2019 (No. 001-15925))

4.38

Third Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 9.875% Junior-Priority Secured Notes due 2023, dated as of July 1, 2019, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, and Regions Bank, as Trustee and as Junior-Priority Collateral Agent (incorporated by reference to Exhibit 4.6 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 filed October 30, 2019 (No. 001-15925))

4.39

Fourth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 9.875% Junior-Priority Secured Notes due 2023, dated as of September 27, 2019, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, and Regions Bank, as Trustee and as Junior-Priority Collateral Agent (incorporated by reference to Exhibit 4.15 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 filed October 30, 2019 (No. 001-15925))

4.40

Fifth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 9.875% Junior-Priority Secured Notes due 2023, dated as of March 27, 2020, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, and Regions Bank, as Trustee and as Junior-Priority Collateral Agent (incorporated by reference to Exhibit 4.5 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed April 29, 2020 (No. 001-15925))

4.41*

Sixth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 9.875% Junior-Priority Secured Notes due 2023, dated as of December 11, 2020, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, and Regions Bank, as Trustee and as Junior-Priority Collateral Agent

4.42

Indenture, dated as of June  22, 2018, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and as Junior-Priority Collateral Agent, relating to the 8.125% Junior-Priority Secured Notes due 2024 (incorporated by reference to Exhibit 4.02 to Community Health Systems, Inc.'s Current Report on Form 8-K filed June 25, 2018 (No. 001-15925))

4.43	Form of 8.125% Junior-Priority Secured Note due 2024 (included in Exhibit 4.42)
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

4.47

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
4.48

Fifth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.125% Junior-Priority Secured Notes due 2024, dated as of March 27, 2020, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, and Regions Bank, as Trustee and as Junior-Priority Collateral Agent (incorporated by reference to Exhibit 4.6 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed April 29, 2020 (No. 001-15925))

4.49*

Sixth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.125% Junior-Priority Secured Notes due 2024, dated as of December 11, 2020, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, and Regions Bank, as Trustee and as Junior-Priority Collateral Agent

4.50

Indenture, dated as of July  6, 2018, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee, and Credit Suisse AG, as Collateral Agent, relating to the 8.625% Senior Secured Notes due 2024 (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.'s Current Report on Form 8-K filed July 6, 2018 (No. 001-15925))

4.51	Form of 8.625% Senior Secured Note due 2024 (included in Exhibit 4.50)
4.52

First Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.625% Senior Secured Notes due 2024, dated as of October 3, 2018, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.8 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 filed October 30, 2018 (No. 001-15925))

4.53

Second Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.625% Senior Secured Notes due 2024, dated as of March 31, 2019, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.8 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 filed May 1, 2019 (No. 001-15925))

4.54

Third Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.625% Senior Secured Notes due 2024, dated as of July 1, 2019, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.8 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 filed October 30, 2019 (No. 001-15925))

4.55

Fourth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.625% Senior Secured Notes due 2024, dated as of September 27, 2019, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.17 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 filed October 30, 2019 (No. 001-15925))

4.56

Fifth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.625% Senior Secured Notes due 2024, dated as of March 27, 2020, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.7 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed April 29, 2020 (No. 001-15925))

4.57*

Sixth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.625% Senior Secured Notes due 2024, dated as of December 11, 2020, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent

4.58

Indenture, dated as of March 6, 2019, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee, and Credit Suisse AG, as Collateral Agent, relating to the 8.000% Senior Secured Notes due 2026 (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.'s Current Report on Form 8-K filed March 6, 2019 (No. 001-15925))

4.59	Form of 8.000% Senior Secured Note due 2026 (included in Exhibit 4.58)
4.60

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

4.61

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
4.62

Third Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Secured Notes due 2026, dated as of September 27, 2019, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.18 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 filed October 30, 2019 (No. 001-15925))

4.63

Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Secured Notes due 2026, dated as of November 19, 2019, by and among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.'s Current Report on Form 8-K filed November 19, 2019 (No. 001-15925))

4.64

Fifth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Secured Notes due 2026, dated as of March 27, 2020, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.8 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed April 29, 2020 (No. 001-15925))

4.65*

Sixth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Secured Notes due 2026, dated as of December 11, 2020, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent

4.66

Indenture, dated as of November 19, 2019, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee, and Credit Suisse AG, as Collateral Agent, relating to the 8.000% Senior Secured Notes due 2027 (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.'s Current Report on Form 8-K filed November 19, 2019 (No. 001-15925))

4.67	Form of 8.000% Senior Secured Note due 2027 (included in Exhibit 4.66)
4.68

First Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Secured Notes due 2027, dated as of March 27, 2020, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.9 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed April 29, 2020 (No. 001-15925))

4.69*

Second Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Secured Notes due 2027, dated as of December 11, 2020, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent

4.70

Indenture, dated as of November 19, 2019, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the guarantors party thereto, and Regions Bank, as Trustee, relating to the 6.875% Senior Unsecured Notes due 2028 (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.'s Current Report on Form 8-K filed November 19, 2019 (No. 001-15925))

4.71	Form of 6.875% Senior Unsecured Note due 2028 (included in Exhibit 4.70)
4.72

First Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Unsecured Notes due 2028, dated as of March 27, 2020, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.10 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed April 29, 2020 (No. 001-15925))

4.73*

Second Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Unsecured Notes due 2028, dated as of December 11, 2020, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee

4.74

Indenture, dated as of February 6, 2020, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee, and Credit Suisse AG, as Collateral Agent, relating to the 6.625% Senior Secured Notes due 2025 (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.'s Current Report on Form 8-K filed February 6, 2020 (No. 001-15925))

4.75	Form of 6.625% Senior Secured Note due 2025 (included in Exhibit 4.74)
4.76

First Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.625% Senior Secured Notes due 2025, dated as of March 27, 2020, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.11 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed April 29, 2020 (No. 001-15925))

4.77*

Second Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.625% Senior Secured Notes due 2025, dated as of December 11, 2020, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent

No.	Description
4.78

Indenture, dated as of December 28, 2020, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee, and Credit Suisse AG, as Collateral Agent, relating to the 5.625% Senior Secured Notes due 2027 (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.'s Current Report on Form 8-K filed December 28, 2020 (No. 001-15925))

4.79	Form of 5.625% Senior Secured Note due 2027 (included in Exhibit 4.78)
4.80

Indenture, dated as of December 28, 2020, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee, and Credit Suisse AG, as Collateral Agent, relating to the 6.000% Senior Secured Notes due 2029 (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.'s Current Report on Form 8-K filed December 28, 2020 (No. 001-15925))

4.81	Form of 6.000% Senior Secured Note due 2029 (included in Exhibit 4.80)
4.82

Indenture, dated as of February 2, 2021, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Collateral Agent, relating to the 6.875% Junior-Priority Secured Notes due 2029 (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.'s Current Report on Form 8-K filed February 2, 2021 (No. 001-15925))

4.83	Form of 6.875% Junior-Priority Secured Note due 2029 (included in Exhibit 4.82)
4.84

Indenture, dated as of February 9, 2021, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee, and Credit Suisse AG, Collateral Agent, relating to the 4.750% Senior Secured Notes due 2031 (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.'s Current Report on Form 8-K filed February 9, 2021 (No. 001-15925))

4.85	Form of 4.750% Senior Secured Note due 2031 (included in Exhibit 4.84)
4.86

First Lien Intercreditor Agreement, dated as of August 17, 2012, among Credit Suisse AG, as Collateral Agent, Credit Suisse AG, as authorized representative, Regions Bank, as Trustee and authorized representative, and the additional authorized representatives party thereto (incorporated by reference to Exhibit  4.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed November 1, 2012 (No. 001-15925))

4.87

Amended and Restated ABL Intercreditor Agreement, dated as of June  22, 2018, among JPMorgan Chase Bank, N.A., as ABL Agent, Credit Suisse AG, as Senior-Priority Collateral Agent, Credit Suisse AG, as Senior-Priority Non-ABL Loan Agent, Regions Bank, as 2021 Secured Notes Trustee, 2023 Secured Notes Trustee, 2024 Secured Notes Trustee, 2025 Secured Notes Trustee, 2026 Secured Notes Trustee, 2027 Secured Notes Trustee, Junior-Priority Collateral Agent, 2023 Junior-Priority Secured Notes Trustee and 2024 Junior-Priority Secured Notes Trustee, CHS/Community Health Systems, Inc., Community Health Systems, Inc., the subsidiary guarantors party thereto and each additional agent from time to time party thereto (incorporated by reference to Exhibit 4.04 to Community Health Systems, Inc.'s Current Report on Form 8-K filed June 25, 2018 (No. 001-15925))

4.88

Amended and Restated Junior-Priority Collateral Agreement, dated as of February 2, 2021, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the grantors named therein and Regions Bank, as Collateral Agent (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.'s Current Report on Form 8-K filed February 2, 2021 (No. 001-15925))

4.89

Senior-Junior Lien Intercreditor Agreement, dated as of June  22, 2018, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the subsidiaries party thereto, Credit Suisse AG, Cayman Islands Branch, as Initial Senior-Priority Collateral Agent, Regions Bank, as Initial Junior-Priority Collateral Agent and each additional agent from time to time party thereto (incorporated by reference to Exhibit 4.05 to Community Health Systems, Inc.'s Current Report on Form 8-K filed June 25, 2018 (No. 001-15925))

4.90

Junior-Priority Lien Pari Passu Intercreditor Agreement, dated as of June  22, 2018, among Regions Bank, as Collateral Agent, Regions Bank, in its capacity as Trustee under the 2023 Notes Indenture, Regions Bank, in its capacity as Trustee under the 2024 Notes Indenture and each additional authorized representative from time to time party thereto (incorporated by reference to Exhibit 4.06 to Community Health Systems, Inc.'s Current Report on Form 8-K filed June 25, 2018 (No. 001-15925))

10.1

Second Amended and Restated Guarantee and Collateral Agreement, dated as of July  25, 2007, as amended and restated as of November 5, 2010, as further amended as of August 17, 2012, and as further amended and restated as of November 19, 2019, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the subsidiary guarantors party thereto and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.5 to Community Health Systems, Inc.’s Current Report on Form 8-K filed November 19, 2019 (No. 001-15925))

10.2

ABL Credit Agreement, dated as of April 3, 2018, among CHS/Community Health Systems, Inc., as the Borrower, Community Health Systems, Inc., as the Parent, the subsidiaries of the Borrower party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.'s Current Report on Form 8-K filed April 3, 2018 (No. 001-15925))

No.	Description
10.3

Amendment No. 1 to ABL Credit Agreement, dated as of May 3, 2018, among CHS/Community Health Systems, Inc., as the Borrower, Community Health Systems, Inc., as the Parent, the subsidiaries of the Borrower party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.4 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed July 27, 2018 (No. 001-15925))

10.4

Amendment No. 2 to ABL Credit Agreement, dated as of November 12, 2019, among CHS/Community Health Systems, Inc., as the Borrower, Community Health Systems, Inc., as the Parent, the subsidiaries of the Borrower party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.4 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019 filed February 20, 2020 (No. 001-15925))

10.5

Guarantee and Collateral Agreement to ABL Credit Agreement, dated as of April 3, 2018, among CHS/Community Health Systems, Inc., as the Borrower, Community Health Systems, Inc., as the Parent, the subsidiaries of the Borrower party thereto, and JPMorgan Chase Bank, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.4 to Community Health Systems, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed May 2, 2018 (No. 001-15925))

10.6†

Form of Indemnification Agreement between Community Health Systems, Inc. and its directors and executive officers (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to Community Health Systems, Inc.’s Registration Statement on Form S-1/A filed May 2, 2000 (No. 333-31790))

10.7†

CHS/Community Health Systems, Inc. Amended and Restated Supplemental Executive Retirement Plan, as amended and restated as of January 1, 2009 (incorporated by reference to Exhibit 10.13 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

10.8†

Amendment No. 1, dated as of September 13, 2011, to the CHS/Community Health Systems, Inc. Amended and Restated Supplemental Executive Retirement Plan, as amended and restated as of January 1, 2009 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed October 28, 2011 (No. 001-15925))

10.9†

Amendment No. 2, dated as of January 1, 2014, to the CHS/Community Health Systems, Inc. Amended and Restated Supplemental Executive Retirement Plan, as amended and restated as of January 1, 2009 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed May 7, 2014 (No. 001-15925))

10.10†

CHS/Community Health Systems, Inc. 2018 Supplemental Executive Retirement Plan, executed on May 15, 2018 and effective January 1, 2018 (incorporated by reference to Exhibit 10.5 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed July 27, 2018 (No. 001-15925))

10.11†

Supplemental Executive Retirement Plan Trust, dated June 1, 2005, by and between CHS/Community Health Systems, Inc., as grantor, and Wachovia Bank, N.A., as Trustee (incorporated by reference to Exhibit  10.3 to Community Health Systems, Inc.’s Current Report on Form  8-K filed June 1, 2005 (No. 001-15925))

10.12†

Community Health Systems Supplemental Executive Benefits, dated December 31, 2008, as amended and restated as of April 1, 2015 and December 11, 2019 (incorporated by reference to Exhibit 10.12 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019 filed February 20, 2020 (No. 001-15925))

10.13†

CHS/Community Health Systems, Inc. Deferred Compensation Plan, amended and restated effective January 1, 2014 (incorporated by reference to Exhibit 10.25 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 filed February 26, 2014 (No. 001-15925))

10.14†

Community Health Systems Deferred Compensation Plan Trust, amended and restated effective February 26, 1999 (incorporated by reference to Exhibit 10.18 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 filed March 27, 2003 (No. 001-15925))

10.15†	CHS NQDCP, effective as of September 1, 2009 (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Registration Statement on Form S-8 filed December 11, 2009 (No. 333-163691))
10.16†

CHS NQDCP Adoption Agreement, executed as of August 11, 2009 (incorporated by reference to Exhibit 4.3 to Community Health Systems, Inc.’s Registration Statement on Form S-8 filed December 11, 2009 (No. 333-163691))

10.17†

Guarantee, dated December  9, 2009, made by Community Health Systems, Inc. in favor of CHS/Community Health Systems, Inc. with respect to CHS/Community Health Systems, Inc.’s payment obligations under the CHS/Community Health Systems, Inc. Deferred Compensation Plan and the NQDCP (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.’s Registration Statement on Form S-8 filed December 11, 2009 (No. 333-163691))

10.18†

Community Health Systems, Inc. 2019 Employee Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.'s Current Report on Form 8-K filed February 22, 2019 (No. 001-15925))

10.19†

Community Health Systems, Inc. Directors’ Fees Deferral Plan, as amended and restated as of December 10, 2008 (incorporated by reference to Exhibit 10.15 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

No.	Description
10.20†

Community Health Systems, Inc. 2000 Stock Option and Award Plan, as amended and restated as of March 20, 2013 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June  30, 2013 filed July 31, 2013 (No. 001-15925))

10.21†

Form of Nonqualified Stock Option Agreement (Employee) for Community Health Systems, Inc. 2000 Stock Option and Award Plan (incorporated by reference to Exhibit 10.15 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009 filed February 26, 2010 (No. 001-15925))

10.22†

Community Health Systems, Inc. 2009 Stock Option and Award Plan, as amended and restated as of March 20, 2020 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed May 13, 2020 (No. 001-15925))

10.23†

Form of Nonqualified Stock Option Agreement (Employee) for Community Health Systems, Inc. 2009 Stock Option and Award Plan (incorporated by reference to Exhibit 10.39 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 filed February 26, 2014 (No. 001-15925))

10.24†

Form of Restricted Stock Award Agreement for Community Health Systems, Inc. 2009 Stock Option and Award Plan (incorporated by reference to Exhibit  10.3 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed July 31, 2013 (No. 001-15925))

10.25†

Form of Performance Based Restricted Stock Award Agreement (Senior Officers) for Community Health Systems, Inc. 2009 Stock Option and Award Plan (for awards granted on or after March 1, 2018 through February 29. 2020)  (incorporated by reference to Exhibit 10.46 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017 filed February 28, 2018 (No. 001-15925))

10.26†

Form of Performance Based Restricted Stock Award Agreement (Senior Officers) for Community Health Systems, Inc. 2009 Stock Option and Award Plan (for awards granted on or after March 1, 2020) (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed April 29, 2020 (No. 001-15925))

10.27†

Form of Director Restricted Stock Unit Award Agreement for Community Health Systems, Inc. 2009 Stock Option and Award Plan (for awards granted prior to September 11, 2019) (incorporated by reference to Exhibit 10.5 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed July 31, 2013 (No. 001-15925))

10.28†

Form of Director Restricted Stock Unit Award Agreement for Community Health Systems, Inc. 2009 Stock Option and Award Plan (for awards granted on or after September 11, 2019)(incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 filed October 30, 2019 (No. 001-15925))

10.29†

Form of Amended and Restated Change in Control Severance Agreement effective December  31, 2008 (incorporated by reference to Exhibit 10.22 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

10.30†

Form of Change in Control Severance Agreement (for executive officers appointed since January 1, 2009) (incorporated by reference to Exhibit 10.3 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed May 7, 2014 (No. 001-15925))

10.31

Participation Agreement entered into as of January 1, 2005, by and between Community Health Systems Professional Services Corporation and HealthTrust Purchasing Group, L.P. (incorporated by reference to Exhibit  10.1 to Community Health Systems, Inc.’s Current Report on Form  8-K filed January 7, 2005 (No. 001-15925))

10.32

Amendment effective as of January 1, 2015, by and between CHSPSC, LLC and HealthTrust Purchasing Group, L.P., to Participation Agreement entered into as of January 1, 2005, by and between Community Health Systems Professional Services Corporation and HealthTrust Purchasing Group, L.P. (incorporated by reference to Exhibit  10.36 to Community Health Systems, Inc.’s Annual Report on Form  10-K for the year ended December  31, 2014 filed February 25, 2015 (No. 001-15925))

10.33†

Executive Deferred Compensation Award between Kevin Hammons and CHSPSC, LLC, dated December 12, 2017 (incorporated by reference to Exhibit 10.34 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019 filed February 20, 2020 (No. 001-15925))

10.34†

Executive Deferred Compensation Award between Dr. Lynn Simon and CHSPSC, LLC, dated December 12, 2017 (incorporated by reference to Exhibit 10.54 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017 filed February 28, 2018 (No. 001-15925))

21*	List of Subsidiaries
22.1*	List of Subsidiary Guarantors and Issuers of Guaranteed Securities
23.1*	Consent of Deloitte & Touche LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

No.	Description
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1

Corporate Integrity Agreement, Amended, dated September 21, 2018, between Community Health Systems, Inc. and the Office of Inspector General of the United States Department of Health and Human Services (incorporated by reference to Exhibit 99.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 filed October 30, 2018 (No. 001-15925))

101*

The following financial information from our annual report on Form 10-K for the year ended December 31, 2020, filed with the SEC on  February 18, 2021, formatted in Inline Extensible Business Reporting Language: (i) the consolidated statements of income (loss) for the years ended December 31, 2020, 2019 and 2018, (ii) the consolidated statements of comprehensive income (loss) for the years ended December 31, 2020, 2019 and 2018, (iii) the consolidated balance sheets at December 31, 2020 and December 31, 2019, (iv) the consolidated statements of stockholders’ (deficit) equity for the years ended December 31, 2020, 2019 and 2018, (v) the consolidated statements of cash flows for the years ended December 31, 2020, 2019 and 2018, and (vi) the notes to the consolidated financial statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
†	Indicates a management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Community Health Systems, Inc.

By:	/s/ Tim L. Hingtgen
Tim L. Hingtgen
Chief Executive Officer

Date:	February 18, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Tim L. Hingtgen	Chief Executive Officer	February 18, 2021
Tim L. Hingtgen

/s/ Kevin J. Hammons	President and	February 18, 2021
Kevin J. Hammons	Chief Financial Officer

/s/ Jason K. Johnson	Senior Vice President and	February 18, 2021
Jason K. Johnson	Chief Accounting Officer

/s/ Wayne T. Smith	Executive Chairman of the	February 18, 2021
Wayne T. Smith	Board of Directors

/s/ John A. Clerico	Director	February 18, 2021
John A. Clerico

/s/ Michael Dinkins	Director	February 18, 2021
Michael Dinkins

/s/ James S. Ely III	Director	February 18, 2021
James S. Ely III

/s/ John A. Fry	Director	February 18, 2021
John A. Fry

/s/ Elizabeth T. Hirsch	Director	February 18, 2021
Elizabeth T. Hirsch

/s/ William Norris Jennings, M.D.	Director	February 18, 2021
William Norris Jennings, M.D.

/s/ K. Ranga Krishnan, MBBS	Director	February 18, 2021
K. Ranga Krishnan, MBBS

/s/ Julia B. North	Director	February 18, 2021
Julia B. North

/s/ H. James Williams, Ph.D.	Director	February 18, 2021
H. James Williams, Ph.D.