Form 10-Q
period 2021-03-31
COMMUNITY HEALTH SYSTEMS INC
filed 2021-04-29
CIK 1108109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

As of April 23, 2021, there were outstanding 132,139,544 shares of the Registrant’s Common Stock, $0.01 par value.

Community Health Systems, Inc.

Form 10-Q

For the Three Months Ended March 31, 2021

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME

(In millions, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Net operating revenues	$3,013	$3,025
Operating costs and expenses:
Salaries and benefits	1,303	1,408
Supplies	491	498
Other operating expenses	738	737
Government and other legal settlements and related costs	—	2
Lease cost and rent	78	81
Pandemic relief funds	(82)	—
Depreciation and amortization	138	144
Impairment and (gain) loss on sale of businesses, net	21	45
Total operating costs and expenses	2,687	2,915
Income from operations	326	110
Interest expense, net	231	262
Loss from early extinguishment of debt	71	4
Equity in earnings of unconsolidated affiliates	(10)	(7)
Income (loss) before income taxes	34	(149)
Provision for (benefit from) income taxes	69	(183)
Net (loss) income	(35)	34
Less: Net income attributable to noncontrolling interests	29	16
Net (loss) income attributable to Community Health Systems, Inc. stockholders	$(64)	$18
(Loss) earnings per share attributable to Community Health Systems, Inc. common stockholders:
Basic	$(0.51)	$0.15
Diluted	$(0.51)	$0.15
Weighted-average number of shares outstanding:
Basic	125,753,278	114,301,519
Diluted	125,753,278	114,379,331

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In millions)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Net (loss) income	$(35)	$34
Other comprehensive (loss) income, net of income taxes:
Net change in fair value of available-for-sale debt securities, net of tax	(3)	2
Other comprehensive (loss) income	(3)	2
Comprehensive (loss) income	(38)	36
Less: Comprehensive income attributable to noncontrolling interests	29	16
Comprehensive (loss) income attributable to Community Health Systems, Inc. stockholders	$(67)	$20

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,251	$1,676
Patient accounts receivable	1,961	1,927
Supplies	336	335
Prepaid income taxes	50	50
Prepaid expenses and taxes	190	184
Other current assets	316	338
Total current assets	4,104	4,510
Property and equipment	9,396	9,352
Less accumulated depreciation and amortization	(4,091)	(4,030)
Property and equipment, net	5,305	5,322
Goodwill	4,219	4,219
Deferred income taxes	59	59
Other assets, net	1,905	1,896
Total assets	$15,592	$16,006
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$20	$123
Current operating lease liabilities	131	142
Accounts payable	730	783
Accrued liabilities:
Employee compensation	667	637
Accrued interest	159	150
Other	1,003	980
Total current liabilities	2,710	2,815
Long-term debt	11,897	12,093
Deferred income taxes	96	29
Long-term operating lease liabilities	528	524
Other long-term liabilities	1,475	1,599
Total liabilities	16,706	17,060
Redeemable noncontrolling interests in equity of consolidated subsidiaries	481	484
STOCKHOLDERS’ DEFICIT
Community Health Systems, Inc. stockholders’ deficit:
Preferred stock, $.01 par value per share, 100,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value per share, 300,000,000 shares authorized; 132,147,878 shares issued and outstanding at March 31, 2021, and 129,612,117 shares issued and outstanding at December 31, 2020	1	1
Additional paid-in capital	2,105	2,094
Accumulated other comprehensive loss	(16)	(13)
Accumulated deficit	(3,771)	(3,707)
Total Community Health Systems, Inc. stockholders’ deficit	(1,681)	(1,625)
Noncontrolling interests in equity of consolidated subsidiaries	86	87
Total stockholders’ deficit	(1,595)	(1,538)
Total liabilities and stockholders’ deficit	$15,592	$16,006

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net (loss) income	$(35)	$34
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	138	144
Deferred income taxes	68	(184)
Government and other legal settlements and related costs	—	2
Stock-based compensation expense	8	2
Impairment and (gain) loss on sale of businesses, net	21	45
Loss from early extinguishment of debt	71	4
Other non-cash expenses, net	(40)	49
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Patient accounts receivable	(34)	158
Supplies, prepaid expenses and other current assets	(2)	(53)
Repayment/derecognition of Medicare accelerated payments	(18)	—
Accounts payable, accrued liabilities and income taxes	(23)	(78)
Other	(53)	(66)
Net cash provided by operating activities	101	57
Cash flows from investing activities:
Acquisitions of facilities and other related businesses	(4)	—
Purchases of property and equipment	(105)	(99)
Proceeds from disposition of hospitals and other ancillary operations	6	2
Proceeds from sale of property and equipment	2	—
Purchases of available-for-sale debt securities and equity securities	(22)	(17)
Proceeds from sales of available-for-sale debt securities and equity securities	26	21
Increase in other investments	(23)	(16)
Net cash used in investing activities	(120)	(109)
Cash flows from financing activities:
Repurchase of restricted stock shares for payroll tax withholding requirements	(5)	(1)
Deferred financing costs and other debt-related costs	(220)	(32)
Redemption of noncontrolling investments in joint ventures	—	(2)
Distributions to noncontrolling investors in joint ventures	(21)	(30)
Proceeds from sale-lease back	—	2
Other borrowings	3	14
Issuance of long-term debt	2,870	1,462
Proceeds from ABL Facility	—	540
Repayments of long-term indebtedness	(3,033)	(1,871)
Net cash (used in) provided by financing activities	(406)	82
Net change in cash and cash equivalents	(425)	30
Cash and cash equivalents at beginning of period	1,676	216
Cash and cash equivalents at end of period	$1,251	$246
Supplemental disclosure of cash flow information:
Interest payments	$(203)	$(264)
Income tax (payments) refunds, net	$—	$2

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The unaudited condensed consolidated financial statements of Community Health Systems, Inc. (the “Parent” or “Parent Company”) and its subsidiaries (the “Company”) as of March 31, 2021 and December 31, 2020 and for the three-month periods ended March 31, 2021 and 2020, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. All intercompany transactions and balances have been eliminated. The results of operations for the three months ended March 31, 2021, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2021. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates under different assumptions or conditions.

Certain information and disclosures normally included in the notes to the consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission (the “SEC”). The Company believes the disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2020, contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 18, 2021 (“2020 Form 10-K”).

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

Substantially all of the Company’s operating costs and expenses are “cost of revenue” items. Operating costs that could be classified as general and administrative by the Company include the Company’s corporate office costs at its Franklin, Tennessee office, which were $60 million and $37 million for the three months ended March 31, 2021 and 2020, respectively. Operating costs during the three months ended March 31, 2021 reflect increased stock compensation and annual cash incentive compensation compared to the three months ended March 31, 2020.

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

Revenue Recognition.

Net Operating Revenues

Net operating revenues are recorded at the transaction price estimated by the Company to reflect the total consideration due from patients and third-party payors in exchange for providing goods and services in patient care. These services are considered to be a single performance obligation and have a duration of less than one year. Revenues are recorded as these goods and services are provided. The transaction price, which involves significant estimates, is determined based on the Company’s standard charges for the goods and services provided, with a reduction recorded for price concessions related to third party contractual arrangements as well as patient discounts and other patient price concessions. During both of the three month periods ended March 31, 2021 and 2020, the impact of changes to the inputs used to determine the transaction price was considered immaterial.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued

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

The Company’s net operating revenues during the three months ended March 31, 2021 and 2020 have been presented in the following table based on an allocation of the estimated transaction price with the patient between the primary patient classification of insurance coverage (in millions):

	Three Months Ended
	March 31,
	2021	2020
Medicare	$693	$756
Medicaid	391	407
Managed Care and other third-party payors	1,915	1,832
Self-pay	14	30
Total	$3,013	$3,025

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

Final settlements for some payors and programs are subject to adjustment based on administrative review and audit by third parties. As a result of these final settlements, the Company has recorded amounts due to third-party payors of $102 million and $98 million as of March 31, 2021 and December 31, 2020, respectively, and these amounts are included in accrued liabilities-other in the accompanying condensed consolidated balance sheets. Amounts due from third-party payors were $123 million and $136 million as of March 31, 2021 and December 31, 2020, respectively, and are included in other current assets in the accompanying condensed consolidated balance sheets. Substantially all Medicare and Medicaid cost reports are final settled through 2016.

Charity Care

In the ordinary course of business, the Company renders services to patients who are financially unable to pay for hospital care. The Company’s policy is to not pursue collections for such amounts; therefore, the related charges for those patients who are financially unable to pay and that otherwise do not qualify for reimbursement from a governmental program are not reported in net operating revenues, and are thus classified as charity care. The Company determines amounts that qualify for charity care based on the patient’s household income relative to the federal poverty level guidelines, as established by the federal government.  The Company updated its policy during the three months ended June 30, 2020 in a manner which increased the number of accounts qualifying for charity care. This resulted in an increase in charity care services during the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued

These charity care services are estimated to be $229 million and $166 million for the three months ended March 31, 2021 and 2020, respectively, representing the value (at the Company’s standard charges) of these charity care services that are excluded from net operating revenues. The estimated cost incurred by the Company to provide these charity care services to patients who are unable to pay was approximately $26 million and $19 million during the three months ended March 31, 2021 and 2020, respectively. The estimated cost of these charity care services was determined using a ratio of cost to gross charges and applying that ratio to the gross charges associated with providing care to charity patients for the period.

Accounting for the Impairment or Disposal of Long-Lived Assets.    During the three months ended March 31, 2021, the Company recorded a net loss on disposal of approximately $21 million, of which (i) approximately $27 million was recorded to adjust the carrying value of long-lived assets at several hospitals that were sold at a sales price below carrying value, (ii) approximately $2 million was recorded related to divestiture related expenses, and (iii) approximately $8 million of gain was recorded related to the disposal of the Company’s majority interest in a surgery center that was sold on January 1, 2021. Approximately $5 million of goodwill was allocated to facilities disposed of or held for sale during the three months ended March 31, 2021. During the three months ended March 31, 2020, the Company recorded a total combined net impairment charge and gain on disposal of approximately $45 million. An impairment charge of approximately $64 million was recorded primarily to adjust the carrying value of long-lived assets at several hospitals where the Company was in discussions with potential buyers for divestiture at a sales price that indicated a fair value below carrying value. The impairment charge was partially offset by a gain of approximately $19 million related to three hospitals sold on January 1, 2020. The Company will continue to evaluate the potential for impairment of the long-lived assets of underperforming hospitals as well as evaluate offers for potential sales. Based on such analysis, additional impairment charges may be recorded in the future.

COVID-19 Pandemic.

COVID-19, a disease caused by a novel strain of coronavirus, materially affected the Company’s results of operations during 2020 and continued to affect the Company’s results of operations during the three months ended March 31, 2021. Federal and state governments have passed legislation, promulgated regulations and taken other administrative actions intended to assist healthcare providers in providing care to COVID-19 and other patients during the public health emergency. Sources of relief include the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020, the Paycheck Protection Program and Health Care Enhancement Act (the “PPPHCE Act”), which was enacted on April 24, 2020, the Consolidated Appropriations Act, 2021 (the “CAA”), which was enacted on December 27, 2020, and the American Rescue Plan Act of 2021 (the “ARPA”), which was enacted on March 11, 2021. Together, these stimulus laws authorize over $178 billion in funding to be distributed to hospitals and other healthcare providers through the Public Health and Social Services Emergency Fund (the “PHSSEF”). In addition to the relief funding, the CARES Act provided for an expansion of the Medicare Accelerated and Advance Payment Program whereby inpatient acute care hospitals and other eligible providers were able to request accelerated payment of up to 100% of their Medicare payment amount for a six-month period to be repaid through withholding of future Medicare fee-for-service payments. Various state and local programs also exist to provide relief, either independently or through distribution of monies received via the CARES Act and other enacted federal legislation. The Company’s accounting policies for the recognition of these stimulus monies are as follows:

Pandemic Relief Funds

Through March 31, 2021, the Company received approximately $708 million in payments through the PHSSEF and various state and local programs on a cumulative basis since their enactment, of which approximately $705 million was received during the year ended December 31, 2020 and the balance of which was received during the three months ended March 31, 2021. The recognition of amounts received is conditioned upon the provision of care for individuals with possible or actual cases of COVID-19 after January 31, 2020, certification that payment will be used to prevent, prepare for and respond to coronavirus and shall reimburse the recipient only for healthcare-related expenses or lost revenues, as defined by HHS, that are attributable to coronavirus, as well as receipt of the funds. Amounts are recognized as a reduction to operating costs and expenses only to the extent the Company is reasonably assured that underlying conditions have been met.

The Company’s assessment of whether the terms and conditions for amounts received are reasonably assured of having been met is updated each reporting period and considers, among other things, the requirements set forth in the CARES Act and CAA, all applicable frequently asked questions and other interpretive guidance issued by HHS, including the Post-Payment Notice of Reporting Requirements issued on January 15, 2021, and the Company’s expenses incurred attributable to the coronavirus and its results of operations during such period as compared to the Company’s 2020 budget. The HHS guidance, specifically the various Post-Payment Notice of Reporting Requirements notices and frequently asked questions, set forth the allowable methods for quantifying eligible healthcare related expenses and lost revenues. Only healthcare related expenses attributable to coronavirus that another source has not reimbursed and is not obligated to reimburse are eligible to be claimed. The use of funds calculation takes into account expenses

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued

attributable to each respective entity, which for the Company primarily relate to incremental labor and supply costs, as well as lost revenues. During the year ended December 31, 2020, pandemic relief funds of approximately $601 million were recognized as a reduction of operating costs and expenses up to the amount which the Company was reasonably assured that it could or would choose to comply with conditions underlying amounts received. This included the allocation of general fund distributions among subsidiaries according to total unreimbursed losses but not the allocation of targeted fund distributions due to significant uncertainties as to the meaning and interpretation of conditions specific to the allocation of such targeted distribution payments, as previously disclosed. During the three months ended March 31, 2021, the Company’s assessment of uncertainties associated with the allocation of targeted distribution payments was updated for additional facts and circumstances in the period. On the basis of this updated assessment, the Company is reasonably assured that underlying conditions for the allocation of targeted distribution payments can and have been met as of March 31, 2021. During the three months ended March 31, 2021, pandemic relief funds of approximately $82 million were recognized as a reduction of operating costs and expenses on the basis of expenses incurred in the period attributable to the coronavirus, the Company’s results of operations during such period as compared to the Company’s 2020 budget for the same period and the allocation of targeted distribution payments to various subsidiaries as noted above. Amounts recognized are denoted by the caption “pandemic relief funds” within the condensed consolidated statements of (loss) income.

Amounts received through the PHSSEF or state and local programs that have not yet been recognized as a reduction to operating costs and expenses or otherwise have not been refunded to HHS or the various state and local agencies as of March 31, 2021, primarily relate to previously divested entities and certain targeted distribution payments for which satisfaction of the underlying terms and conditions is not reasonably assured of being met as of March 31, 2021. Such amounts are reflected within accrued liabilities-other in the condensed consolidated balance sheet. Such unrecognized amounts may either be returned to HHS in one or more future periods when a procedure for doing so is established by HHS or may be recognized as a reduction in operating costs and expenses in future periods if the underlying conditions for recognition are reasonably assured of having been met. HHS’ interpretation of the underlying terms and conditions of such PHSSEF payments, including auditing and reporting requirements, continues to evolve. Additional guidance or new and amended interpretations of existing guidance on the terms and conditions of such PHSSEF payments may result in changes in the Company’s estimate of amounts for which the terms and conditions are reasonably assured of being met, and any such changes may be material. Additionally, any such changes may result in the Company’s inability to recognize additional PHSSEF payments or may result in the derecognition of amounts previously recognized, which (in any such case) may be material.

Medicare Accelerated Payments

Medicare accelerated payments of approximately $1.2 billion were received by the Company in April 2020. No additional Medicare accelerated payments have been received by the Company since such time, including during the three months ended March 31, 2021. Approximately $18 million and $77 million of amounts previously received were repaid to CMS or assumed by buyers related to hospitals the Company divested during the three months ended March 31, 2021 and year ended December 31, 2020, respectively. Payments under the Medicare Accelerated and Advance Payment Program are advances that must be repaid. Effective October 1, 2020, the program was amended such that providers are required to repay accelerated payments beginning one year after the payment was issued. After such one-year period, Medicare payments owed to providers will be recouped according to the repayment terms. The repayment terms specify that for the first 11 months after repayment begins, repayment will occur through an automatic recoupment of 25% of Medicare payments otherwise owed to the provider. At the end of the eleven-month period, recoupment will increase to 50% for six months. At the end of the six months (or 29 months from the receipt of the initial accelerated payment), Medicare will issue a letter for full repayment of any remaining balance, as applicable. In such event, if payment is not received within 30 days, interest will accrue at the annual percentage rate of four percent (4%) from the date the letter was issued, and will be assessed for each full 30-day period that the balance remains unpaid. As of March 31, 2021, approximately $546 million of Medicare accelerated payments are reflected within accrued liabilities-other in the condensed consolidated balance sheet while the remaining approximately $517 million is included within other long-term liabilities. The Company’s estimate of the current liability is a function of historical cash receipts from Medicare and the repayment terms set forth above. In April 2021, CMS began recouping Medicare accelerated payments previously received by the Company.

2.  ACCOUNTING FOR STOCK-BASED COMPENSATION

Stock-based compensation awards have been granted under the Community Health Systems, Inc. Amended and Restated 2009 Stock Option and Award Plan, which was amended and restated as of March 20, 2020 and approved by the Company’s stockholders at the annual meeting of stockholders held on May 12, 2020 (the “2009 Plan”). In addition, at the annual meeting of stockholders to be held on May 11, 2021 (the “2021 Annual Meeting”), the Company’s stockholders will be voting on whether or not to approve the further amendment and restatement of the 2009 Plan (the “Amended 2009 Plan”) which was approved by the Board of Directors on March 17, 2021.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued

The 2009 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the IRC and for the grant of stock options which do not so qualify, stock appreciation rights, restricted stock, restricted stock units, performance-based shares or units and other share awards. Persons eligible to receive grants under the 2009 Plan include the Company’s directors, officers, employees and consultants. To date, all options granted under the 2009 Plan have been “nonqualified” stock options for tax purposes. Generally, these options vest in one-third increments on each of the first three anniversaries of the award date and have a 10-year contractual term. As of March 31, 2021, 4,435,134 shares of unissued common stock were reserved for future grants under the 2009 Plan. In addition, if the Amended 2009 Plan is approved by the Company’s stockholders at the 2021 Annual Meeting, 8,000,000 additional shares of unissued common stock will be reserved for future grants under the Amended 2009 Plan.

The exercise price of all options granted under the 2009 Plan is equal to the fair value of the Company’s common stock on the option grant date.

The following table reflects the impact of total compensation expense related to stock-based equity plans on the reported operating results for the respective periods (in millions):

	Three Months Ended
	March 31,
	2021	2020
Effect on income (loss) before income taxes	$(8)	$(2)
Effect on net (loss) income	$(6)	$(1)

At March 31, 2021, $38 million of unrecognized stock-based compensation expense related to outstanding unvested stock options, restricted stock and restricted stock units (the terms of which are summarized below) was expected to be recognized over a weighted-average period of 29 months. Of that amount, $6 million relates to outstanding unvested stock options expected to be recognized over a weighted-average period of 30 months and $32 million relates to outstanding unvested restricted stock and restricted stock units expected to be recognized over a weighted-average period of 29 months. There were no modifications to awards during the three months ended March 31, 2021 and 2020.

The fair value of stock options was estimated using the Black Scholes option pricing model with the following assumptions and weighted-average fair values during the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Expected volatility	84.3% - 88.9%	73.5%
Expected dividends	—	—
Expected term	3 - 6 years	6 years
Risk-free interest rate	0.3% - 0.9%	1.0%

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued

Options outstanding and exercisable under the 2009 Plan as of March 31, 2021, and changes during the three-month period following December 31, 2020, was as follows (in millions, except share and per share data):

			Weighted-	Aggregate
		Weighted-	Average	Intrinsic
		Average	Remaining	Value as of
		Exercise	Contractual	March 31,
	Shares	Price	Term	2021
Outstanding at December 31, 2020	1,817,525	8.77
Granted	749,250	8.81
Exercised	(65,165)	4.97
Forfeited and cancelled	(173,189)	34.66
Outstanding at March 31, 2021	2,328,421	$6.96	8.6 years	$16
Exercisable at March 31, 2021	753,496	$7.36	7.3 years	$6

The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2021 and 2020 was $6.22 and $3.17, respectively. The aggregate intrinsic value (calculated as the number of in-the-money stock options multiplied by the difference between the Company’s closing stock price on the last trading day of the reporting period ($13.52) and the exercise price of the respective stock options) in the table above represents the amount that would have been received by the option holders had all option holders exercised their options on March 31, 2021. This amount changes based on the market value of the Company’s common stock. The aggregate intrinsic value of options exercised during the three months ended March 31, 2021 was less than $1 million. There were no options exercised during the three months ended March 31, 2020. The aggregate intrinsic value of options vested and expected to vest approximates that of the outstanding options.

The Company has awarded restricted stock under the 2009 Plan to employees of certain subsidiaries. With respect to time-based vesting restricted stock that has been awarded under the 2009 Plan, the restrictions on these shares have generally lapsed in one-third increments on each of the first three anniversaries of the award date. In addition, certain of the restricted stock awards granted to the Company’s senior executives have contained performance objectives required to be met in addition to any time-based vesting requirements. If the applicable performance objectives are not attained, these awards will be forfeited in their entirety. For performance-based awards, the performance objectives are measured cumulatively over a three-year period. If the applicable target performance objective is met at the end of the three-year period, then the restricted stock award subject to such performance objective will vest in full on the third anniversary of the award date. Additionally, for these performance-based awards, based on the level of achievement for the applicable performance objective within the parameters specified in the award agreement, the number of shares to be issued in connection with the vesting of the award may be adjusted to decrease or increase the number of shares specified in the original award. Notwithstanding the above-mentioned performance objectives and vesting requirements, the restrictions with respect to restricted stock granted under the 2009 Plan may lapse earlier in the event of death, disability or termination of employment by the Company for any reason other than for cause of the holder of the restricted stock, or change in control of the Company. On March 1, 2021, restricted stock awards subject to performance objectives granted on March 1, 2018 vested at 200% of the shares originally granted based on the Company’s cumulative performance compared to objectives for the 2018-2020 performance period. Restricted stock awards subject to performance objectives that have not yet been satisfied are not considered outstanding for purposes of determining earnings per share unless the performance objectives have been satisfied on the basis of results through the end of each respective reporting period.

Restricted stock outstanding under the 2009 Plan as of March 31, 2021, and changes during the three-month period following December 31, 2020, was as follows:

		Weighted-
		Average Grant
	Shares	Date Fair Value
Unvested at December 31, 2020	4,555,735	$4.84
Granted	2,829,250	7.97
Vested	(2,264,992)	4.70
Forfeited	(37,334)	4.94
Unvested at March 31, 2021	5,082,659	6.65

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued

Restricted stock units (“RSUs”) have been granted to the Company’s non-management directors under the 2009 Plan. Each of the Company’s then serving non-management directors received grants under the 2009 Plan of 34,483 RSUs and 19,296 RSUs on March 1, 2020 and 2021, respectively. Each of the 2020 and 2021 grants had a grant date fair value of approximately $170,000. Vesting of these RSUs occurs in one-third increments on each of the first three anniversaries of the award date or upon the director’s earlier cessation of service on the board, other than for cause. Beginning with the 2020 grant, each non-management director may elect, prior to the beginning of the calendar year in which the award is granted, to defer the receipt of shares of the Company’s common stock issuable upon vesting until either his or her (i) separation from service with the Company or (ii) attainment of an age specified in advance by the non-management director. A total of five directors elected to defer the receipt of RSUs granted on March 1, 2020 to a future date and a total of four directors elected to defer the receipt of RSUs granted on March 1, 2021 to a future date.

RSUs outstanding under the 2009 Plan as of March 31, 2021, and changes during the three-month period following December 31, 2020, was as follows:

		Weighted-
		Average Grant
	Shares	Date Fair Value
Unvested at December 31, 2020	613,739	$4.89
Granted	173,664	8.81
Vested	(247,164)	4.81
Forfeited	—	—
Unvested at March 31, 2021	540,239	6.19

3.  ACQUISITIONS AND DIVESTITURES

Acquisitions

The Company accounts for all transactions that represent business combinations using the acquisition method of accounting, where the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquired entity are recognized and measured at their fair values on the date the Company obtains a controlling interest in the acquiree. Such fair values that are not finalized for reporting periods following the acquisition date are estimated and recorded as provisional amounts. Adjustments to these provisional amounts during the measurement period (defined as the date through which all information required to identify and measure the consideration transferred, the assets acquired, the liabilities assumed and any noncontrolling interests has been obtained, limited to one year from the acquisition date) are recorded when identified. Goodwill is determined as the excess of the fair value of the consideration conveyed in the acquisition over the fair value of the net assets acquired.

During the three months ended March 31, 2021, one or more subsidiaries of the Company paid approximately $4 million to acquire the operating assets and related businesses of certain physician practices, clinics and other ancillary businesses that operate within the communities served by the Company’s affiliated hospitals. The Company allocated the purchase price to property and equipment, working capital, noncontrolling interests and goodwill.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued

Divestitures

The following table provides a summary of hospitals that the Company divested during the three months ended March 31, 2021 and the year ended December 31, 2020:

			Licensed
Hospital	Buyer	City, State	Beds	Effective Date
2021 Divestitures:
Lea Regional Medical Center	Covenant Health System	Hobbs, NM	68	January 1, 2021
Tennova Healthcare - Tullahoma	Vanderbilt University Medical Center	Tullahoma, TN	135	January 1, 2021
Tennova Healthcare - Shelbyville	Vanderbilt University Medical Center	Shelbyville, TN	60	January 1, 2021
Northwest Mississippi Medical Center	Delta Health System	Clarksdale, MS	181	February 1, 2021

2020 Divestitures:
Berwick Hospital Center	Fayette Holdings, Inc.	Berwick, PA	90	December 1, 2020
Brownwood Regional Medical Center	Hendrick Health System	Brownwood, TX	188	October 27, 2020
Abilene Regional Medical Center	Hendrick Health System	Abilene, TX	231	October 27, 2020
San Angelo Community Medical Center	Shannon Health System	San Angelo, TX	171	October 24, 2020
Bayfront Health St. Petersburg	Orlando Health, Inc.	St. Petersburg, FL	480	October 1, 2020
Hill Regional Hospital	AHRK Holdings, LLC	Hillsboro, TX	25	August 1, 2020
St. Cloud Regional Medical Center	Orlando Health, Inc.	St. Cloud, FL	84	July 1, 2020
Northern Louisiana Medical Center	Allegiance Health Management, Inc.	Ruston, LA	130	July 1, 2020
Shands Live Oak Regional Medical Center	HCA Healthcare, Inc., or HCA,	Live Oak, FL	25	May 1, 2020
Shands Starke Regional Medical Center	HCA	Starke, FL	49	May 1, 2020
Southside Regional Medical Center	Bon Secours Mercy Health System	Petersburg, VA	300	January 1, 2020
Southampton Memorial Hospital	Bon Secours Mercy Health System	Franklin, VA	105	January 1, 2020
Southern Virginia Regional Medical Center	Bon Secours Mercy Health System	Emporia, VA	80	January 1, 2020

On December 8, 2020, one or more affiliates of the Company entered into a definitive agreement for the sale of substantially all of the assets of AllianceHealth Midwest (255 licensed beds) in Midwest City, Oklahoma, to affiliates of SSM Health Care of Oklahoma. This disposition was completed on April 1, 2021 as further described in Note 12.

The following table discloses amounts included in the condensed consolidated balance sheets for hospitals classified as held for sale as of March 31, 2021 and December 31, 2020 (in millions). Other assets, net primarily includes the net property and equipment for hospitals held for sale. No divestitures or potential divestitures meet the criteria for reporting as a discontinued operation.

	March 31, 2021	December 31, 2020
Other current assets	$5	$12
Other assets, net	2	11
Accrued liabilities	3	16

4.  INCOME TAXES

The total amount of unrecognized benefit that would affect the effective tax rate, if recognized, was less than $1 million as of March 31, 2021. A total of less than $1 million of interest and penalties is included in the amount of the liability for uncertain tax positions at March 31, 2021. It is the Company’s policy to recognize interest and penalties related to unrecognized benefits in its condensed consolidated statements of (loss) income as income tax expense.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued

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

The Company’s effective tax rates were 202.9% and 122.8% for the three months ended March 31, 2021 and 2020, respectively. The difference in the Company’s effective tax rate for the three months ended March 31, 2021, when compared to the three months ended March 31, 2020, was primarily due to an increase in the valuation allowance recognized on IRC Section 163(j) interest carryforwards created as a result of the financing transactions completed during the three months ended March 31, 2021. The Company’s effective tax rate for the three months ended March 31, 2020 reflected the impact of discrete tax benefits of approximately $240 million related to the release of federal and state valuation allowances on IRC Section 163(j) interest carryforwards as a result of an increase to the deductible interest expense allowed for 2019 and 2020 under the CARES Act.

Cash paid for income taxes, net of refunds received, resulted in a net payment of less than $1 million, and a net refund of approximately $2 million during the three months ended March 31, 2021 and 2020, respectively.

5.  LONG-TERM DEBT

Long-term debt, net of unamortized deferred debt issuance costs, consists of the following (in millions):

	March 31,	December 31,
	2021	2020
6⅞% Senior Notes due 2022	$—	$126
6¼% Senior Secured Notes due 2023	—	95
8⅝% Senior Secured Notes due 2024	—	1,033
6⅝% Senior Secured Notes due 2025	1,462	1,462
8% Senior Secured Notes due 2026	2,101	2,101
8% Senior Secured Notes due 2027	700	700
5⅝% Senior Secured Notes due 2027	1,900	1,900
6⅞% Senior Notes due 2028	767	767
6% Senior Secured Notes due 2029	900	900
4¾% Senior Secured Notes due 2031	1,095	—
9⅞% Junior-Priority Secured Notes due 2023	—	1,769
8⅛% Junior-Priority Secured Notes due 2024	1,348	1,348
6⅞% Junior-Priority Secured Notes due 2029	1,775	—
ABL Facility	—	—
Finance lease and financing obligations	238	239
Other	21	26
Less: Unamortized deferred debt issuance costs	(390)	(250)
Total debt	11,917	12,216
Less: Current maturities	(20)	(123)
Total long-term debt	$11,897	$12,093

On January 28, 2021, the remaining principal amount of the 6¼% Senior Secured Notes due 2023 of approximately $95 million was redeemed using cash on hand.

On February 2, 2021, the Company completed a private offering of $1.775 billion aggregate principal amount of 6⅞% Junior-Priority Secured Notes due April 15, 2029 (the “6⅞% Junior-Priority Secured Notes due 2029”). The proceeds of the offering,

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued

together with cash on hand, were used to redeem the 9⅞% Junior-Priority Secured Notes due 2023 in February 2021 and to pay related fees and expenses. The 6⅞% Junior-Priority Secured Notes due 2029 bear interest at a rate of 6.875% per year payable semi-annually in arrears on April 15 and October 15 of each year, commencing on October 15, 2021. The 6⅞% Junior-Priority Secured Notes due 2029 are unconditionally guaranteed on a junior-priority secured basis by the Company and each of the current and future domestic subsidiaries of CHS/Community Health Systems, Inc. (“CHS”) that provide guarantees under CHS’ ABL Facility, any capital market debt securities of CHS (including CHS’ outstanding senior notes) and certain other long-term debt of CHS.

The 6⅞% Junior-Priority Secured Notes due 2029 and the related guarantees are secured by shared (i) second-priority liens on the Non-ABL Priority Collateral that secures on a first-priority basis CHS’ senior-priority secured notes and (ii) third-priority liens on the ABL-Priority Collateral that secures on a first-priority basis the ABL Facility (and also secures on a second-priority basis CHS’ senior-priority secured notes), in each case subject to permitted liens described in the indenture governing the 6⅞% Junior-Priority Secured Notes due 2029.

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

On February 9, 2021, the Company completed a private offering of $1.095 billion aggregate principal amount of 4¾% Senior Secured Notes due February 15, 2031 (the “4¾% Senior Secured Notes due 2031”). The proceeds of the offering, together with cash on hand, were used to redeem the 8⅝% Senior Secured Notes due 2024 on February 9, 2021, and to pay related fees and expenses. The 4¾% Senior Secured Notes due 2031 bear interest at a rate of 4.750% per year payable semi-annually in arrears on February 15 and August 15, commencing on August 15, 2021. The 4¾% Senior Secured Notes due 2031 are unconditionally guaranteed on a senior-priority secured basis by each of CHS’ current and future domestic subsidiaries that provide guarantees under the ABL facility, any capital market debt securities of CHS (including CHS’ outstanding senior notes) and certain other long-term debt of CHS.

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

CHS may redeem up to 40% of the aggregate principal amount of the 4¾% Senior Secured Notes due 2031 at any time prior to February 15, 2024 using the net proceeds from certain equity offerings at a redemption price of 104.750% of the principal amount of the 4¾% Senior Secured Notes due 2031 redeemed, plus accrued and unpaid interest, if any. In addition, any time prior to February 15, 2026, but not more than once during each twelve-month period, CHS may redeem up to 10% of the original aggregate principal amount of the 4¾% Senior Secured Notes due 2031 at a redemption price equal to 103% of the principal amount of the 4¾% Senior Secured Notes due 2031 to be redeemed, plus accrued and unpaid interest, if any.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued

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

On March 1, 2021, the Company redeemed the remaining principal amount of the 6⅞% Senior Notes due 2022 of approximately $126 million using cash on hand.

The maximum aggregate principal amount under the ABL Facility is $1.0 billion. At March 31, 2021, the available borrowing base under the ABL Facility was $633 million, of which the Company had no outstanding borrowings. Letters of credit were reduced during the three months ended March 31, 2021 by $30 million in relation to a professional liability claim that was settled and funded during the three months ended December 31, 2020. Inclusive of this reduction, letters of credit totaling $120 million were issued as of March 31, 2021. The issued letters of credit were primarily in support of potential insurance-related claims and certain bonds.

The ABL Facility contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the Company’s ability, subject to certain exceptions, to, among other things (1) declare dividends, make distributions or redeem or repurchase capital stock, (2) prepay, redeem or repurchase other debt, (3) incur liens or grant negative pledges, (4) make loans and investments and enter into acquisitions and joint ventures, (5) incur additional indebtedness or provide certain guarantees, (6) engage in mergers, acquisitions and asset sales, (7) conduct transactions with affiliates, (8) alter the nature of the Company’s, CHS’ or the guarantors’ businesses, (9) grant certain guarantees with respect to physician practices, (10) engage in sale and leaseback transactions or (11) change the Company’s fiscal year. The Company is also required to comply with a consolidated fixed charge coverage ratio, upon certain triggering events described below, and various affirmative covenants. The consolidated fixed charge coverage ratio is calculated as the ratio of (x) consolidated EBITDA (as defined in the ABL Facility) less capital expenditures to (y) the sum of consolidated interest expense (as defined in the ABL Facility), scheduled principal payments, income taxes and restricted payments made in cash or in permitted investments. For purposes of calculating the consolidated fixed charge coverage ratio, the calculation of consolidated EBITDA as defined in the ABL Facility is a trailing 12-month calculation that begins with the Company’s consolidated net income (loss), with certain adjustments for interest, taxes, depreciation and amortization, net income attributable to noncontrolling interests, stock compensation expense, restructuring costs, and the financial impact of other non-cash or non-recurring items recorded during any such 12-month period. The consolidated fixed charge coverage ratio is a required covenant only in periods where the total borrowings outstanding under the ABL Facility reduce the amount available in the facility to less than the greater of (i) $95 million or (ii) 10% of the calculated borrowing base. As a result, in the event the Company has less than $95 million available under the ABL Facility, the Company would need to comply with the consolidated fixed charge coverage ratio. At March 31, 2021, the Company is not subject to the consolidated fixed charge coverage ratio as such triggering event had not occurred during the last twelve months ended March 31, 2021.

The Company paid interest of $203 million and $264 million on borrowings during the three months ended March 31, 2021 and 2020, respectively.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued

6.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments has been estimated by the Company using available market information as of March 31, 2021 and December 31, 2020, and valuation methodologies considered appropriate. The estimates presented in the table below are not necessarily indicative of amounts the Company could realize in a current market exchange (in millions):

	March 31, 2021		December 31, 2020
	Carrying	Estimated Fair	Carrying	Estimated Fair
	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	$1,251	$1,251	$1,676	$1,676
Investments in equity securities	121	121	129	129
Available-for-sale debt securities	115	115	110	110
Trading securities	12	12	12	12
Liabilities:
6⅞% Senior Notes due 2022	—	—	125	125
6¼% Senior Secured Notes due 2023	—	—	95	99
8⅝% Senior Secured Notes due 2024	—	—	1,025	1,080
6⅝% Senior Secured Notes due 2025	1,429	1,548	1,427	1,543
8% Senior Secured Notes due 2026	2,075	2,272	2,074	2,275
8% Senior Secured Notes due 2027	692	768	692	760
5⅝% Senior Secured Notes due 2027	1,810	1,988	1,809	2,048
6⅞% Senior Notes due 2028	758	701	758	618
6% Senior Secured Notes due 2029	857	954	857	973
4¾% Senior Secured Notes due 2031	1,090	1,070	—	—
9⅞% Junior-Priority Secured Notes due 2023	—	—	1,756	1,861
8⅛% Junior-Priority Secured Notes due 2024	1,337	1,416	1,336	1,408
6⅞% Junior-Priority Secured Notes due 2029	1,614	1,857	—	—
ABL Facility and other debt	18	18	23	23

The carrying value of the Company’s long-term debt in the above table is presented net of unamortized deferred debt issuance costs. The estimated fair value is determined using the methodologies discussed below in accordance with accounting standards related to the determination of fair value based on the U.S. GAAP fair value hierarchy as discussed in Note 7. The estimated fair value for financial instruments with a fair value that does not equal its carrying value is considered a Level 1 valuation. The Company utilizes the market approach and obtains indicative pricing through publicly available subscription services such as Bloomberg to determine fair values where relevant.

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

ABL Facility and other debt.  The carrying amount of ABL Facility and all other debt approximates fair value due to the nature of these obligations.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued

7.  FAIR VALUE

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

In instances where the determination of the fair value hierarchy measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment of factors specific to the asset or liability. Transfers between levels within the fair value hierarchy are recognized by the Company on the date of the change in circumstances that requires such transfer. There were no transfers between levels during the three-month periods ended March 31, 2021 or 2020.

The following table sets forth, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 (in millions):

	March 31, 2021	Level 1	Level 2	Level 3
Investments in equity securities	$121	$121	$—	$—
Available-for-sale debt securities	115	—	115	—
Trading securities	12	—	12	—
Total	$248	$121	$127	$—

	December 31, 2020	Level 1	Level 2	Level 3
Investments in equity securities	$129	$129	$—	$—
Available-for-sale debt securities	110	—	110	—
Trading securities	12	—	12	—
Total	$251	$129	$122	$—

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued

8.  LEASES

The Company utilizes operating and finance leases for the use of certain hospitals, medical office buildings, and medical equipment. The components of lease cost and rent expense for the three months ended March 31, 2021 and 2020 are as follows (in millions):

	Three Months Ended March 31,
Lease Cost	2021	2020
Operating lease cost:
Operating lease cost	$48	$51
Short-term rent expense	25	26
Variable lease cost	6	5
Sublease income	(1)	(1)
Total operating lease cost	$78	$81
Finance lease cost:
Amortization of right-of-use assets	$3	$3
Interest on finance lease liabilities	1	2
Total finance lease cost	$4	$5

Supplemental balance sheet information related to leases was as follows (in millions):

	Balance Sheet Classification	March 31, 2021	December 31, 2020
Operating Leases:
Operating Lease ROU Assets	Other assets, net	$647	$642

Finance Leases:
Finance Lease ROU Assets	Property and equipment
	Land and improvements	$8	$8
	Buildings and improvements	134	134
	Equipment and fixtures	9	8
	Property and equipment	151	150
	Less accumulated depreciation and amortization	(49)	(46)
	Property and equipment, net	$102	$104

Current finance lease liabilities	Current maturities of long-term debt	$5	$5
Long-term finance lease liabilities	Long-term debt	73	74

Supplemental cash flow information related to leases for the three months ended March 31, 2021 and 2020 is as follows (in millions):

	Three Months Ended March 31,
Cash flow information	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (1)	$56	$47
Operating cash flows from finance leases	1	2
Financing cash flows from finance leases	1	1
Right-of-use assets obtained in exchange for new finance lease liabilities	—	17
Right-of-use assets obtained in exchange for new operating lease liabilities	26	35

(1)	Included in the change in other operating assets and liabilities in the condensed consolidated statement of cash flows.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued

9.  STOCKHOLDERS’ DEFICIT

Authorized capital shares of the Company include 400,000,000 shares of capital stock consisting of 300,000,000 shares of common stock and 100,000,000 shares of preferred stock. Each of the aforementioned classes of capital stock has a par value of $0.01 per share. Shares of preferred stock, none of which were outstanding as of March 31, 2021, may be issued in one or more series having such rights, preferences and other provisions as determined by the Board of Directors without approval by the holders of common stock.

The Company is a holding company which operates through its subsidiaries. The Company’s ABL Facility and the indentures governing each series of the Company’s outstanding notes contain various covenants under which the assets of the subsidiaries of the Company are subject to certain restrictions relating to, among other matters, dividends and distributions, as referenced in the paragraph below.

The ABL Facility and the indentures governing each series of the Company’s outstanding notes restrict the Company’s subsidiaries from, among other matters, paying dividends and making distributions to the Company, which thereby limits the Company’s ability to pay dividends and/or repurchase stock. As of March 31, 2021, under the most restrictive test in these agreements (and subject to certain exceptions), the Company has approximately $200 million of capacity to pay permitted dividends and/or repurchase shares of stock or make other restricted payments.

The following schedule presents the reconciliation of the carrying amount of total equity, equity attributable to the Company’s stockholders, and equity attributable to noncontrolling interests as of March 31, 2021, and during the three-month period following December 31, 2020 (in millions):

		Community Health Systems, Inc. Stockholders
	Redeemable Noncontrolling Interest	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Stockholders’ Deficit
Balance, December 31, 2020	$484	$1	$2,094	$(13)	$(3,707)	$87	$(1,538)
Comprehensive income (loss)	21	—	—	(3)	(64)	8	(59)
Distributions to noncontrolling interests	(12)	—	—	—	—	(9)	(9)
Disposition of less-than-wholly owned business	(7)	—	—	—	—	—	—
Noncontrolling interest in acquired entity	2	—	—	—	—	—	—
Adjustment to redemption value of redeemable noncontrolling interests	(7)	—	7	—	—	—	7
Cancellation of restricted stock for tax withholdings on vested shares	—	—	(4)	—	—	—	(4)
Share-based compensation	—	—	8	—	—	—	8
Balance, March 31, 2021	$481	$1	$2,105	$(16)	$(3,771)	$86	$(1,595)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued

The following schedule presents the reconciliation of the carrying amount of total equity, equity attributable to the Company’s stockholders, and equity attributable to the noncontrolling interests as of March 31, 2020, and during the three-month period following December 31, 2019 (in millions):

		Community Health Systems, Inc. Stockholders
	Redeemable Noncontrolling Interest	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Stockholders’ Deficit
Balance, December 31, 2019	$502	$1	$2,008	$(9)	$(4,218)	$77	$(2,141)
Comprehensive income (loss)	8	—	—	2	18	8	28
Distributions to noncontrolling interests	(22)	—	—	—	—	(8)	(8)
Purchase of subsidiary shares from noncontrolling interests	(1)	—	(1)	—	—	—	(1)
Other reclassifications of noncontrolling interests	8	—	—	—	—	(8)	(8)
Adjustment to redemption value of redeemable noncontrolling interests	7	—	(7)	—	—	—	(7)
Cancellation of restricted stock for tax withholdings on vested shares	—	—	(1)	—	—	—	(1)
Share-based compensation	—	—	2	—	—	—	2
Balance, March 31, 2020	$502	$1	$2,001	$(7)	$(4,200)	$69	$(2,136)

The following schedule discloses the effects of changes in the Company’s ownership interest in its less-than-wholly-owned subsidiaries on Community Health Systems, Inc. stockholders’ deficit (in millions):

	Three Months Ended
	March 31,
	2021	2020
Net (loss) income attributable to Community Health Systems, Inc. stockholders	$(64)	$18
Transfers to noncontrolling interests:
Net increase in Community Health Systems, Inc. paid-in-capital for purchase of subsidiary partnership interests	—	(1)
Net transfers to noncontrolling interests	—	(1)
Change to Community Health Systems, Inc. stockholders' deficit from net (loss) income attributable to Community Health Systems, Inc. stockholders and transfers to noncontrolling interests	$(64)	$17

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued

10.  EARNINGS PER SHARE

The following table sets forth the components of the denominator for the computation of basic and diluted earnings per share for net (loss) income attributable to Community Health Systems, Inc. common stockholders:

	Three Months Ended
	March 31,
	2021	2020
Weighted-average number of shares outstanding — basic	125,753,278	114,301,519
Effect of dilutive securities:
Restricted stock awards	—	77,336
Employee stock options	—	476
Other equity-based awards	—	—
Weighted-average number of shares outstanding — diluted	125,753,278	114,379,331

The Company generated a loss attributable to Community Health Systems, Inc. common stockholders for the three months ended March 31, 2021, so the effect of dilutive securities is not considered because their effect would be antidilutive. If the Company had generated income during the three months ended March 31, 2021, the effect of restricted stock awards, employee stock options, and other equity-based awards on the diluted shares calculation would have been an increase of 2,267,756 shares.

	Three Months Ended
	March 31,
	2021	2020
Dilutive securities outstanding not included in the computation of earnings per share because their effect is antidilutive:
Employee stock options and restricted stock awards	858,586	4,851,171

11.  CONTINGENCIES

The Company is a party to various legal, regulatory and governmental proceedings incidental to its business. Based on current knowledge, management does not believe that loss contingencies arising from pending legal, regulatory and governmental matters will have a material adverse effect on the condensed consolidated financial position or liquidity of the Company. However, in light of the inherent uncertainties involved in pending legal, regulatory and governmental matters, some of which are beyond the Company’s control, and the very large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to the Company’s results of operations or cash flows for any particular reporting period.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued

Probable Contingencies

The table below presents a reconciliation of the beginning and ending liability balances (in millions) during the three months ended March 31, 2021, with respect to the Company’s determination of the contingencies of the Company in respect of which an accrual has been recorded. The liability as of March 31, 2021 is comprised of individually insignificant amounts for various matters.

Summary of Recorded Amounts

Probable
Contingencies
Balance as of December 31, 2020	$11
Expense	—
Reserve for insured claim	—
Cash payments	(1)
Balance as of March 31, 2021	$10

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

In the aggregate, attorneys’ fees and other costs incurred but not included in the table above related to probable contingencies totaled less than $1 million and approximately $2 million for the three months ended March 31, 2021 and 2020, respectively, and are included in other operating expenses in the accompanying condensed consolidated statements of (loss) income.

12.  SUBSEQUENT EVENTS

The Company has evaluated all material events occurring subsequent to the balance sheet date for events requiring disclosure or recognition in the condensed consolidated financial statements.

On April 1, 2021, one or more affiliates of the Company sold substantially all of the assets of AllianceHealth Midwest (255 licensed beds) in Midwest City, Oklahoma, to affiliates of SSM Health Care of Oklahoma. The net proceeds from this sale were received at a preliminary closing on March 31, 2021.

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

Executive Overview

We are one of the largest publicly traded hospital companies in the United States and a leading operator of general acute care hospitals and outpatient facilities in communities across the country. We provide healthcare services through the hospitals that we own and operate and affiliated businesses in non-urban and selected urban markets throughout the United States. We generate revenues by providing a broad range of general and specialized hospital healthcare services and outpatient services to patients in the communities in which we are located. As of March 31, 2021, we owned or leased 85 hospitals, comprised of 83 general acute care hospitals and two stand-alone rehabilitation or psychiatric hospitals. We are paid for our services by governmental agencies, private insurers and directly by the patients we serve.

We previously implemented a portfolio rationalization and deleveraging strategy involving the divestiture of hospitals and non-hospital businesses which concluded on December 31, 2020 (inclusive of definitive agreements with respect to the sale of five hospitals entered into in 2020 which have closed in 2021). However, we continue to receive interest from potential acquirers for certain of our hospitals, and may, from time to time, consider selling additional hospitals if we consider any such disposition to be in our best interests.

COVID-19 Pandemic

A novel strain of coronavirus causing the disease known as COVID-19 was first identified in December 2019, and has spread throughout the world, including across the United States. The Secretary of the U.S. Department of Health and Human Services, or HHS, has renewed the agency’s declaration of a national public health emergency, which was originally declared in January 2020, due to the continued consequences of the COVID-19 pandemic. In an attempt to contain the spread and impact of COVID-19, authorities throughout the United States and the world have continued to recommend and mandate precautions such as travel bans and restrictions, quarantines, stay-at-home and shelter-in-place orders, the promotion of social distancing, and limitations on business activity. As vaccines have become more available, the number of COVID-19 cases have declined in the United States in recent months, certain precautions and restrictive measures have been lessened or ended, and economic conditions have improved.

As a provider of healthcare services, we are significantly affected by the public health and economic effects of the COVID-19 pandemic. The safety of our patients, physicians, nurses, and employees in the communities in which we serve remains our primary focus. We have been working with federal, state and local health authorities to respond to the COVID-19 pandemic in the communities we serve and have been taking or supporting measures to try to limit the spread of the virus and to mitigate the burden on the healthcare system, including, at times, rescheduling or cancelling elective procedures at our hospitals and other healthcare facilities. In addition, some states have been requiring hospitals to maintain a reserve of personal protective equipment and mandating COVID-19 screening for new patients and certain hospital staff.

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

Broad economic factors resulting from the COVID-19 pandemic, including high unemployment and underemployment levels and reduced consumer spending and confidence, have affected, and may continue to affect, our service mix, revenue mix, payor mix and/or patient volumes, as well as our ability to collect outstanding receivables. Business closures and layoffs in the geographic areas in which we operate have led to increases in the uninsured and underinsured populations, which may continue to adversely affect demand for our services, as well as the ability of patients and other payors to pay for services rendered. We have observed deterioration in the collectability of patient accounts receivable from uninsured patients compared to pre-pandemic levels which, if sustained, may continue to adversely affect our financial results and require an increased level of working capital.

Developments related to COVID-19 materially affected our results of operations during 2020, and have continued to affect the Company’s results of operations during the three months ended March 31, 2021. During the three months ended March 31, 2021, COVID-19 contributed to a decrease in patient volumes which resulted in a decrease in same-store admissions and same-store adjusted admissions compared to the prior year period, but also impacted the mix of services provided and payor mix in a manner that positively impacted our same-store operating results compared to the prior year period.

While we are not able to fully quantify the impact that the COVID-19 pandemic will have on our future financial results, we expect developments related to COVID-19 to continue to affect our financial performance. Moreover, the COVID-19 pandemic may otherwise have material adverse effects on our results of operations, financial position, and/or our cash flows, particularly if economic and/or public health conditions in the United States deteriorate or negative conditions persist for a significant period of time. The ultimate impact of the pandemic on our financial results will depend on, among other factors, the duration and severity of the pandemic as well as negative economic conditions arising from the pandemic, the volume of canceled or rescheduled procedures at our facilities, the volume of COVID-19 patients cared for across our health systems, the timing and availability of effective medical treatments and vaccines, the timing and effectiveness of the ongoing rollout of currently available vaccines, the spread of potentially more contagious and/or virulent forms of the virus and the impact of government actions and administrative regulation on the hospital industry and broader economy, including through existing and any future stimulus efforts. As discussed below under “Legislative Overview”, we have received, and may continue to receive, payments and advances made available under the Coronavirus Aid, Relief, and Economic Security act, or the CARES Act, the Paycheck Protection Program and Health Care Enhancement Act, or the PPPHCE Act, the Consolidated Appropriations Act, 2021, or the CAA, and other stimulus laws, which have been beneficial in partially mitigating the impact of the COVID-19 pandemic on our results of operation and financial position to date. The recently enacted American Rescue Plan Act of 2021, or ARPA, is another relief package with a number provisions that affect healthcare providers. The federal government may consider additional stimulus and relief efforts but we are unable to predict whether any additional stimulus measures will be enacted or their impact, if any. We are unable to assess the extent to which anticipated ongoing negative impacts on us arising from the COVID-19 pandemic will ultimately be offset by amounts received, and benefits which we may in the future receive, under the CARES Act, the PPPHCE Act, the CAA, the ARPA or any future stimulus measures.

Completed Divestiture and Acquisition Activity

During the three months ended March 31, 2021, we completed the divestiture of four hospitals, including three which closed effective January 1, 2021 (for these hospitals we received net proceeds at a preliminary closing on December 31, 2020). In addition, the divestiture of one hospital was completed on February 1, 2021 for which we received immaterial net proceeds. These four hospitals represented annual net operating revenues in 2020 of approximately $179 million and, including the net proceeds for the three hospital divestitures that preliminarily closed on December 31, 2020, we received total net proceeds of approximately $23 million in connection with the disposition of these hospitals. In addition, we completed the divestiture of one additional hospital on April 1, 2021 for which we received net proceeds of approximately $5 million at a preliminary closing held on March 31, 2021.

During 2020, we completed the divestiture of 13 hospitals, including three which closed effective January 1, 2020 (for these hospitals we received the net proceeds at a preliminary closing on December 31, 2019), but not including the divestiture of three hospitals noted in the prior paragraph which closed on January 1, 2021. These 13 hospitals represented annual net operating revenues in 2019 of approximately $1.2 billion and, including the net proceeds for the divestiture of three hospitals that preliminarily closed on December 31, 2019, we received total net proceeds of approximately $845 million in connection with the disposition of these hospitals.

The following table provides a summary of hospitals that we divested during the three months ended March 31, 2021 and the year ended December 31, 2020:

Hospital	Buyer	City, State	Licensed Beds	Effective Date
2021 Divestitures:
Lea Regional Medical Center	Covenant Health System	Hobbs, NM	68	January 1, 2021
Tennova Healthcare - Tullahoma	Vanderbilt University Medical Center	Tullahoma, TN	135	January 1, 2021
Tennova Healthcare - Shelbyville	Vanderbilt University Medical Center	Shelbyville, TN	60	January 1, 2021
Northwest Mississippi Medical Center	Delta Health System	Clarksdale, MS	181	February 1, 2021

2020 Divestitures:
Berwick Hospital Center	Fayette Holdings, Inc.	Berwick, PA	90	December 1, 2020
Brownwood Regional Medical Center	Hendrick Health System	Brownwood, TX	188	October 27, 2020
Abilene Regional Medical Center	Hendrick Health System	Abilene, TX	231	October 27, 2020
San Angelo Community Medical Center	Shannon Health System	San Angelo, TX	171	October 24, 2020
Bayfront Health St. Petersburg	Orlando Health, Inc.	St. Petersburg, FL	480	October 1, 2020
Hill Regional Hospital	AHRK Holdings, LLC	Hillsboro, TX	25	August 1, 2020
St. Cloud Regional Medical Center	Orlando Health, Inc.	St. Cloud, FL	84	July 1, 2020
Northern Louisiana Medical Center	Allegiance Health Management, Inc.	Ruston, LA	130	July 1, 2020
Shands Live Oak Regional Medical Center	HCA Healthcare, Inc., or HCA,	Live Oak, FL	25	May 1, 2020
Shands Starke Regional Medical Center	HCA	Starke, FL	49	May 1, 2020
Southside Regional Medical Center	Bon Secours Mercy Health System	Petersburg, VA	300	January 1, 2020
Southampton Memorial Hospital	Bon Secours Mercy Health System	Franklin, VA	105	January 1, 2020
Southern Virginia Regional Medical Center	Bon Secours Mercy Health System	Emporia, VA	80	January 1, 2020

On April 1, 2021, we sold substantially all of the assets of AllianceHealth Midwest (255 licensed beds) in Midwest City, Oklahoma, to affiliates of SSM Health Care of Oklahoma. The proceeds from this sale were received at a preliminary closing on March 31, 2021.

While the Company’s formal portfolio rationalization program concluded as of December 31, 2020 (inclusive of definitive agreements entered into in 2020 for the sale of five hospitals which have been completed in 2021), we continue to receive interest from potential acquirers for certain of our hospitals, and may, from time to time, consider selling additional hospitals if we consider any such disposition to be in our best interests. We expect proceeds from any such divestitures to be used for general corporate purposes and capital expenditures.

During the three months ended March 31, 2021, we paid approximately $4 million to acquire the operating assets and related businesses of certain physician practices, clinics and other ancillary businesses that operate within the communities served by our hospitals. We allocated the purchase price to property and equipment, working capital, noncontrolling interests and goodwill.

Overview of Operating Results

Our net operating revenues for the three months ended March 31, 2021 decreased $12 million to approximately $3.013 billion compared to approximately $3.025 billion for the three months ended March 31, 2020, primarily as a result of hospitals divested during 2020, and developments related to COVID-19 as highlighted above. On a same-store basis, net operating revenues for the three months ended March 31, 2021 increased $269 million.

We had a net loss of $35 million during the three months ended March 31, 2021, compared to net income of $34 million for the three months ended March 31, 2020. Net loss for the three months ended March 31, 2021 included the following:

•	an after-tax charge of $93 million associated with a loss on the early extinguishment of debt,
•	an after-tax benefit of $64 million for the recognition of pandemic relief funds,
•

an after-tax charge of $17 million to adjust the carrying value of long-lived assets at several hospitals that were sold at a sales price below carrying value, net of gains recognized upon the sale of certain facilities.

Net income for the three months ended March 31, 2020 included the following:

•	an after-tax charge of $1 million for government and other legal settlements and related costs,

•	an after-tax charge of $3 million for loss from early extinguishment of debt,
•	an after-tax charge of $35 million for the impairment of long-lived assets of hospitals sold or held for sale based on their estimated fair values,
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

Consolidated inpatient admissions for the three months ended March 31, 2021, decreased 14.0%, compared to the three months ended March 31, 2020. Consolidated adjusted admissions for the three months ended March 31, 2021, decreased 15.8%, compared to the three months ended March 31, 2020. Same-store inpatient admissions for the three months ended March 31, 2021, decreased 4.9%, compared to the three months ended March 31, 2020, and same-store adjusted admissions for the three months ended March 31, 2021, decreased 7.2%, compared to the three months ended March 31, 2020. These same-store decreases primarily resulted from the impact of the COVID-19 pandemic.

Self-pay revenues represented approximately 0.5% and 1.0% of net operating revenues for the three months ended March 31, 2021 and 2020, respectively. The amount of foregone revenue related to providing charity care services as a percentage of net operating revenues was approximately 7.6% and 5.5% for the three months ended March 31, 2021 and 2020, respectively. Direct and indirect costs incurred in providing charity care services as a percentage of net operating revenues was approximately 0.9% and 0.6% for the three months ended March 31, 2021 and 2020, respectively.

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

The future of the Affordable Care Act is uncertain. The law has been subject to legislative and regulatory changes and court challenges and, although the current presidential administration has indicated its intent to protect the Affordable Care Act, it is possible that there may be continued changes to the law, its implementation or its interpretation. For example, final rules issued in 2018 expand availability of association health plans and allow the sale of short-term, limited-duration health plans, neither of which are required to cover all of the essential health benefits mandated by the Affordable Care Act. Additionally, effective January 1, 2019, the financial penalty associated with the individual mandate was eliminated as part of the 2017 tax reform legislation. In December 2018, as a result of this change, a federal judge in Texas found the individual mandate unconstitutional and determined the rest of the Affordable Care Act was therefore invalid. In December 2019, the Fifth Circuit Court of Appeals upheld this decision with respect to the individual mandate, but remanded for further consideration of how this affects the rest of the law. In November 2020, the U.S. Supreme Court heard oral arguments regarding this case. Pending a decision, the law remains in effect. The elimination of the individual mandate penalty and other changes may impact the number of individuals that elect to obtain public or private health insurance or the scope of such coverage, if purchased.

Of critical importance to us will be the potential impact of any changes specific to the Medicaid program, including the funding and expansion provisions of the Affordable Care Act or any subsequent legislation or agency initiatives. Historically, the states with the greatest reductions in the number of uninsured adult residents have expanded Medicaid. A number of states have opted out of the Medicaid coverage expansion provisions, but could ultimately decide to expand their programs at a later date. Of the 16 states in which we operated hospitals as of March 31, 2021, nine states have taken action to expand their Medicaid programs. At this time, the other seven states have not, including Florida, Alabama, Tennessee and Texas, where we operated a significant number of hospitals as of March 31, 2021. Some states use, or have applied to use, waivers granted by the Centers for Medicare and Medicaid Services, or CMS, to implement expansion, impose different eligibility or enrollment restrictions, or otherwise implement programs that vary from federal standards.

We believe that the Affordable Care Act has had a positive impact on net operating revenues and income as the result of the expansion of private sector and Medicaid coverage that has occurred. However, other provisions of the Affordable Care Act, such as requirements related to employee health insurance coverage and changes to Medicare and Medicaid reimbursement, have increased our operating costs or adversely impacted the reimbursement we receive. Legislative and executive branch efforts related to healthcare reform could result in increased prices for consumers purchasing health insurance coverage, or destabilize insurance markets. Some current initiatives, requirements and proposals, including those aimed at price transparency and out-of-network charges, may impact prices and the relationships between hospitals and insurers. In addition, members of Congress have proposed measures that would expand government-sponsored coverage, including single-payor models.

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

One of the primary sources of relief for healthcare providers is the CARES Act, an economic stimulus package signed into law on March 27, 2020. The PPPHCE Act and the CAA, both expansions of the CARES Act that include additional emergency appropriations, were signed into law on April 24, 2020 and December 27, 2020, respectively. The ARPA, another relief package with numerous provisions that affect healthcare providers, was enacted on March 11, 2021. In total, these stimulus laws authorize over $178 billion in funding to be distributed through the PHSSEF to eligible providers, including public entities and Medicare- and/or Medicaid-enrolled providers. PHSSEF payments are intended to compensate healthcare providers for lost revenues and incremental expenses incurred in response to the COVID-19 pandemic and are not required to be repaid, provided that recipients attest to and comply with certain terms and conditions, including limitations on balance billing, not using PHSSEF funds to reimburse expenses or losses that other sources have been or are obligated to reimburse and audit and reporting requirements.

In addition, the CARES Act expanded the Medicare Accelerated and Advance Payment Program to increase cash flow to providers impacted by the COVID-19 pandemic. Inpatient acute care hospitals were able to request accelerated payment of up to 100% of their Medicare payment amount for a six-month period. The Medicare Accelerated and Advanced Payment Program payments are advances that providers must repay. Providers are required to repay accelerated payments beginning one year after the payment was issued. After such one-year period, Medicare payments owed to providers will be recouped according to the repayment terms. The repayment terms specify that for the first 11 months after repayment begins, repayment will occur through an automatic recoupment of 25% of Medicare payments otherwise owed to the provider. At the end of the eleven-month period, recoupment will increase to 50% for six months. At the end of the six months (or 29 months from the receipt of the initial accelerated payment), Medicare will issue a letter for full repayment of any remaining balance, as applicable. In such event, if payment is not received within 30 days, interest will accrue at the annual percentage rate of four percent (4%) from the date the letter was issued, and will be assessed for each full 30-day period that the balance remains unpaid.

The CARES Act and related legislation include other provisions offering financial relief, for example suspending the Medicare sequestration payment adjustment from May 1, 2020 through December 31, 2021, which would have otherwise reduced payments to Medicare providers by 2% as required by the Budget Control Act of 2011 (but also extending sequestration through 2030). These laws also delay scheduled reductions to Medicaid DSH payments, provide a 20% add-on to the inpatient PPS DRG rate for COVID-19 patients for the duration of the public health emergency, and permit the deferral of payment of the employer portion of social security taxes between March 27, 2020 and December 31, 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. However, in addition to providing funding for healthcare providers, the ARPA increases the federal budget deficit in a manner that triggers an additional statutorily mandated sequestration under the Pay-As-You-Go Act of 2010, or PAYGO Act. As a result, absent congressional action, Medicare spending will be reduced by up to four percentage points in fiscal year 2022, in addition to the existing sequestration requirements of the Budget Control Act of 2011.

Through March 31, 2021, we have received approximately $708 million in payments through the PHSSEF and various state and local programs on a cumulative basis since their enactment of which approximately $705 million was received during the year ended December 31, 2020 and the balance of which was received during the three months ended March 31, 2021. The estimate of the amount of payments received through the PHSSEF or state and local programs for which we are reasonably assured of meeting the underlying terms and conditions is based on, among other things, the CARES Act, the CAA, various Post-Payment Notice of Reporting Requirements issued by HHS during the period, responses to frequently asked questions as published by HHS, expenses incurred attributable to coronavirus and our results of operations during such period as compared to our 2020 budget. The PHSSEF and state and local program payments recognized to-date did not impact net operating revenues, and had a positive impact on net income attributable to Community Health Systems, Inc. common stockholders during the three months ended March 31, 2021, in the amount of $62 million. No amounts were recognized during the three months ended March 31, 2020. Amounts received through the PHSSEF or state and local programs that have not yet been recognized as a reduction in operating costs and expenses or otherwise have not been refunded to HHS are included within accrued liabilities-other in the condensed consolidated balance sheet, and such unrecognized amounts may be returned to HHS in one or more future periods when a procedure for doing so is established by HHS or may be recognized as a reduction in operating costs and expenses in future periods if the underlying conditions for recognition are reasonably assured of being met.

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

With respect to the Medicare Accelerated and Advanced Payment Program, we received Medicare accelerated payments of approximately $1.2 billion in April 2020. No additional Medicare accelerated payments have been received by us since such time and approximately $18 million and $77 million of amounts previously received were repaid to CMS or assumed by buyers related to hospitals we divested during the three months ended March 31, 2021 and the year ended December 31, 2020, respectively. As a result of CMS no longer accepting new applications for accelerated payments, we do not expect to receive additional Medicare accelerated payments. As of March 31, 2021 approximately $546 million of Medicare accelerated payments are reflected within accrued liabilities-other in the condensed consolidated balance sheet while the remaining approximately $517 million is included within other long-term liabilities. In April 2021, CMS began recouping Medicare accelerated payments previously received by the Company.

Due to the recent enactment of the CARES Act and other stimulus legislation, there is still a high degree of uncertainty surrounding their implementation, and the public health emergency continues to evolve. Some of the measures allowing for flexibility in delivery of care and various financial supports for health care providers are available only for the duration of the public health emergency, and it is unclear whether or for how long the public health emergency declaration will be extended. The current declaration expires July 20, 2021. The HHS Secretary may choose to renew the declaration for successive 90-day periods for as long as the emergency continues to exist and may terminate the declaration whenever he determines that the public health emergency no longer exists, but has indicated that the public health emergency will likely extend through 2021 and that HHS will provide states with 60 days’ notice prior to termination of the declaration. The federal government may consider additional stimulus and relief efforts, but we are unable to predict whether additional stimulus measures will be enacted or their impact on us. There can be no assurance as to the total amount of financial and other types of assistance we will receive under the CARES Act, other enacted stimulus legislation, or future measures, if any, and it is difficult to predict the impact of such measures on our operations or how they will affect operations of our competitors. Further, there can be no assurance that the terms of provider relief funding or other programs will not change or be interpreted in ways that affect our funding or eligibility to participate or our ability to comply with applicable requirements and retain amounts received. We continue to assess the potential impact of the CARES Act and other enacted stimulus legislation, the potential impact of future stimulus measures, if any, and the impact of other laws, regulations, and guidance related to COVID-19 on our business, results of operations, financial condition and cash flows.

In June 2019, the U.S. Supreme Court ruled in Azar v. Allina Health Services that HHS failed to comply with statutory notice and comment rulemaking procedures before announcing an earlier policy related to DSH payments made under Medicare to hospitals. In response to this adverse ruling, CMS proposed a new rule in August 2020 in an attempt to retroactively cure the underlying procedural errors cited by the U.S. Supreme Court as the basis in their decision. CMS’ action has introduced uncertainty regarding the potential outcomes of this case and such action is widely expected to result in further litigation. If HHS or CMS are unsuccessful in their attempt to assert the proposed rule or another legal basis for their policy, one potential outcome is the federal government could be required to reimburse hospitals, including our affiliated hospitals, for Medicare DSH payments which otherwise would have been payable over certain prior time periods absent the enactment of this policy. While the ruling in this case was specific to the DSH payments calculated for federal fiscal year 2012 for the plaintiff hospitals, we believe that prior time periods with the potential for higher DSH payments because of the precedent of this ruling could include federal fiscal years 2005 to 2013. There continues to be uncertainty regarding the extent to which, if any, Medicare DSH payments will be remitted to our affiliated hospitals as the result of this ruling, and if so the timing of any such payments. However, we anticipate that if it is ultimately determined that our affiliated hospitals are entitled to receive such Medicare DSH payments for these prior time periods, these payments could have a material positive impact on a non-recurring basis in any future period in which net income is recognized in respect thereof as well as on our cash flows from operations in any future period in which these payments are received.

As a result of our current levels of cash, funds we have received and may in the future receive under the CARES Act. Other enacted stimulus legislation and any future stimulus measures, available borrowing capacity, long-term outlook on our debt repayments, the refinancing of certain of our notes, proceeds from the sale of hospitals and the continued projection of our ability to generate cash flows, we anticipate that we will be able to invest the necessary capital in our business over the next twelve months. We believe there continues to be ample opportunity to strengthen our market share in substantially all of our markets by decreasing the need for patients to travel outside their communities for healthcare. Furthermore, we will continue to strive to improve operating efficiencies and procedures in order to improve the performance of our hospitals.

Sources of Revenue

The following table presents the approximate percentages of net operating revenues by payor source for the periods indicated. The data for the periods presented are not strictly comparable due to the effect that hospital acquisitions and divestitures have had on these statistics.

	Three Months Ended March 31,
	2021	2020
Medicare	23.0%	25.0%
Medicaid	13.0	13.5
Managed Care and other third-party payors	63.5	60.5
Self-pay	0.5	1.0
Total	100.0%	100.0%

As shown above, we receive a substantial portion of our revenues from the Medicare and Medicaid programs. Included in Managed Care and other third-party payors is operating revenues from insurance companies with which we have insurance provider contracts, Medicare managed care, insurance companies for which we do not have insurance provider contracts, workers’ compensation carriers and non-patient service revenue, such as rental income and cafeteria sales. In the future, we generally expect the portion of revenues received from the Medicare and Medicaid programs to increase over the long-term due to the general aging of the population and the impact of the Affordable Care Act. The Affordable Care Act has increased the number of insured patients in states that have expanded Medicaid, which in turn, has reduced the percentage of revenues from self-pay patients. However, it is unclear whether the trend of increased coverage will continue. In addition, there has been a trend toward increased enrollment in Medicare and Medicaid managed care, which may adversely affect our operating revenue. The Affordable Care Act imposes significant reductions in amounts the government pays Medicare managed care plans. Further, an executive order issued in October 2019 seeks to accelerate the shift away from traditional fee-for-service Medicare to Medicare managed care. We may also be impacted by regulatory requirements imposed on insurers, such as minimum medical-loss ratios and specific benefit requirements. Furthermore, in the normal course of business, managed care programs, insurance companies and employers actively negotiate the amounts paid to hospitals. Our relationships with payors may be impacted by price transparency initiatives and out-of-network billing restrictions. There can be no assurance that we will retain our existing reimbursement arrangements or that these third-party payors will not attempt to further reduce the rates they pay for our services.

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-based reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for the treatment of patients covered by Medicare, Medicaid and non-governmental payors are generally less than our standard billing rates. We account for the differences between the estimated program reimbursement rates and our standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues and net (loss) income by an insignificant amount in each of the three-month periods ended March 31, 2021 and 2020.

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

The following tables summarize, for the periods indicated, selected operating data.

	Three Months Ended
	March 31,
	2021	2020
Operating results, as a percentage of net operating revenues:
Net operating revenues	100.0%	100.0%
Operating expenses (a)	(83.9)	(90.1)
Depreciation and amortization	(4.6)	(4.8)
Impairment and gain (loss) on sale of businesses, net	(0.7)	(1.5)
Income from operations	10.8	3.6
Interest expense, net	(7.7)	(8.7)
Loss from early extinguishment of debt	(2.3)	(0.1)
Equity in earnings of unconsolidated affiliates	0.3	0.3
Income (loss) before income taxes	1.1	(4.9)
(Provision for) benefit from income taxes	(2.3)	6.0
Net (loss) income	(1.2)	1.1
Less: Net income attributable to noncontrolling interests	(0.9)	(0.5)
Net (loss) income attributable to Community Health Systems, Inc. stockholders	(2.1)%	0.6%

	Three Months Ended March 31,
	2021	2020
Percentage (decrease) increase from prior year:
Net operating revenues	(0.4)%	(10.4)%
Admissions (b)	(14.0)	(13.3)
Adjusted admissions (c)	(15.8)	(12.8)
Average length of stay (d)	11.1	(2.2)
Net (loss) income attributable to Community Health Systems, Inc.	(455.6)	115.3
Same-store percentage increase (decrease) from prior year (e):
Net operating revenues	9.8%	(3.5)%
Admissions (b)	(4.9)	(5.2)
Adjusted admissions (c)	(7.2)	(4.8)

(a)

Operating expenses include salaries and benefits, supplies, other operating expenses, government and other legal settlements and related costs, lease cost and rent, net of the reduction in operating expenses through March 31, 2021, resulting from the recognition of pandemic relief funds.

(b)	Admissions represents the number of patients admitted for inpatient treatment.
(c)

Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by multiplying admissions by gross patient revenues and then dividing that number by gross inpatient revenues.

(d)	Average length of stay represents the average number of days inpatients stay in our hospitals.
(e)	Excludes information for the hospitals sold or closed during 2020 and the three months ended March 31, 2021.

Items (b) – (e) are metrics used to manage our performance. These metrics provide useful insight to investors about the volume and acuity of services we provide, which aid in evaluating our financial results.

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Net operating revenues decreased by 0.4% to approximately $3.013 billion for the three months ended March 31, 2021, from approximately $3.025 billion for the three months ended March 31, 2020. Net operating revenues on a same-store basis from hospitals that were operated throughout both periods increased $269 million, or 9.8%, during the three months ended March 31, 2021, as compared to the three months ended March 31, 2020. The increase in same-store net operating revenues was primarily due to COVID-19 pandemic-induced changes in the mix of services provided and payor mix compared to the prior period, partially offset by a decline in volumes resulting from the COVID-19 pandemic. Non-same-store net operating revenues decreased $281 million during the three months ended March 31, 2021, in comparison to the prior year period, with the decrease attributable primarily to the divestiture of hospitals during 2020 and 2021. On a consolidated basis, inpatient admissions decreased by 14.0% during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. Also on a consolidated basis, adjusted admissions decreased by 15.8% during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. On a same-store basis, net operating revenues per adjusted admission increased 18.3%, while inpatient admissions decreased by 4.9% and adjusted admissions decreased by 7.2% for the three months ended March 31, 2021, compared to the three months ended March 31, 2020.

Operating costs and expenses, as a percentage of net operating revenues, decreased from 96.4% during the three months ended March 31, 2020 to 89.2% during the three months ended March 31, 2021. Operating costs and expenses, excluding depreciation and amortization and impairment and (gain) loss on sale of businesses, as a percentage of net operating revenues, decreased from 90.1% for the three months ended March 31, 2020 to 83.9% for the three months ended March 31, 2021. Salaries and benefits, as a percentage of net operating revenues, decreased from 46.4% for the three months ended March 31, 2020 to 43.2% for the three months ended March 31, 2021. Supplies, as a percentage of net operating revenues, decreased from 16.5% for the three months ended March 31, 2020 to 16.3% for the three months ended March 31, 2021. Other operating expenses, as a percentage of net operating revenues, increased from 24.4% for the three months ended March 31, 2020 to 24.5% for the three months ended March 31, 2021. Expense related to government and other legal settlements and related costs, as a percentage of net operating revenues, decreased from 0.1% for the three months ended March 31, 2020 to less than 0.1% during the three months ended March 31, 2021. Lease cost and rent, as a percentage of net operating revenues, decreased from 2.7% for the three months ended March 31, 2020 to 2.6% for the three months ended March 31, 2021. Pandemic relief funds, as a percentage of net operating revenues, was (2.7)% for the three months ended March 31, 2021, compared to 0% for the three months ended March 31, 2020. The decrease in salaries and benefits, as a percentage of net operating revenues, during the three months ended March 31, 2021 compared to March 31, 2020 is primarily due to the reduction in personnel associated with divestitures. The increase in pandemic relief funds (reflected as a reduction to operating costs and expenses), as a percentage of net operating revenues, during the three months ended March 31, 2021 compared to March 31, 2020 is due to pandemic relief funds not having been received during the three months ended March 31, 2020.

Depreciation and amortization, as a percentage of net operating revenues, decreased from 4.8% for the three months ended March 31, 2020 to 4.6% for the three months ended March 31, 2021, primarily due to ceasing depreciation on property and equipment at hospitals sold or held for sale.

Impairment and (gain) loss on sale of businesses, net was $21 million for the three months ended March 31, 2021, compared to $45 million for the three months ended March 31, 2020, related primarily to divestitures in each respective period.

Interest expense, net, decreased by $31 million to $231 million for the three months ended March 31, 2021 compared to $262 million for the three months ended March 31, 2020. This was primarily due to our debt refinancing activities in 2020 and 2021 as discussed further in Capital Resources.

Loss from early extinguishment of debt of $71 million was recognized during the three months ended March 31, 2021, as a result of the refinancing of certain of our outstanding notes as discussed further in Capital Resources. Loss from early extinguishment of debt of $4 million was recognized during the three months ended March 31, 2020, as a result of the refinancing of certain of our outstanding notes.

Equity in earnings of unconsolidated affiliates, as a percentage of net operating revenues, was (0.3%) for both of the three months ended March 31, 2021 and 2020.

The net results of the above-mentioned changes resulted in income before income taxes increasing $183 million from a $149 million net loss for the three months ended March 31, 2020 to net income of $34 million for the three months ended March 31, 2021.

Our provision for income taxes for the three months ended March 31, 2021 was $69 million compared to a benefit from income taxes of $183 million for the three months ended March 31, 2020. Our effective tax rates were 202.9% and 122.8% for the three months ended March 31, 2021 and 2020, respectively. The difference in our effective tax rate for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, was primarily due to an increase in the valuation allowance recognized on IRC Section 163(j) interest carryforwards created as a result of financing transactions completed during the three months ended March 31, 2021. The effective tax rate for the three months ended March 31, 2020 reflects discrete tax benefits of approximately $240 million related to the release of federal and state valuation allowances on IRC Section 163(j) interest carryforwards as a result of an increase to the deductible interest expense allowed for 2019 and 2020 under the CARES Act that was enacted during the three months ended March 31, 2020

Net (loss) income, as a percentage of net operating revenues, was (1.2)% for the three months ended March 31, 2021 compared to 1.1% for the three months ended March 31, 2020.

Net income attributable to noncontrolling interests as a percentage of net operating revenues was 0.9% for the three months ended March 31, 2021, compared to 0.5% for the three months ended March 31, 2020.

Net loss attributable to Community Health Systems, Inc. was $(64) million for the three months ended March 31, 2021, compared to net income of $18 million for the three months ended March 31, 2020.

Liquidity and Capital Resources

Net cash provided by operating activities increased $44 million, from approximately $57 million for the three months ended March 31, 2020, to $101 million for the three months ended March 31, 2021. The increase was primarily attributable to the timing and amount of interest payments. Cash paid for interest was $203 million during the three months ended March 31, 2021 compared to $264 million for the three months ended March 31, 2020.  Cash paid for income taxes, net of refunds received, resulted in a net payment of less than $1 million, and a net refund of approximately $2 million during the three months ended March 31, 2021 and 2020, respectively.

Our net cash used in investing activities was approximately $120 million for the three months ended March 31, 2021, compared to approximately $109 million for the three months ended March 31, 2020, a decrease of approximately $11 million. The cash used in investing activities during the three months ended March 31, 2021 was primarily impacted by an increase in cash used in the purchase of property and equipment of $6 million, an increase of $4 million in cash used for acquisition of facilities and other related businesses, and an increase in cash used to purchase other investments of $7 million. The increase in cash used in investing activities was partially offset by a $4 million increase in cash proceeds from dispositions of hospitals and other ancillary operations, and a $2 million increase in cash proceeds from the sale of property and equipment.

Our net cash used in financing activities was $406 million for the three months ended March 31, 2021, compared to net cash provided by financing activities of $82 million for the three months ended March 31, 2020, an increase in cash used in financing activities of approximately $488 million. This was primarily due to the net effect of our debt repayments, refinancing activities, and cash paid for deferred financing costs and other debt-related costs during the three months ended March 31, 2021.

Amounts received through the PHSSEF or state and local programs that had not yet been recognized as a reduction in operating costs and expenses or otherwise refunded to HHS as of March 31, 2021 totaled approximately $25 million. Such amount is included within accrued liabilities-other in the condensed consolidated balance sheet, and such unrecognized amounts may either be returned to HHS in one or more future periods when a procedure for doing so is established by HHS or may be recognized as a reduction in operating costs and expenses in future periods if the underlying conditions for recognition are met.

As noted above, we received Medicare accelerated payments of approximately $1.2 billion in April 2020 under the Medicare Accelerated and Advanced Payments Program. No additional Medicare accelerated payments have been received by us since such time and approximately $18 million and $77 million of amounts previously received were repaid to CMS or assumed by buyers related to hospitals we divested during the three months ended March 31, 2021 and year ended December 31, 2020, respectively. As of March 31, 2021, approximately $546 million of Medicare accelerated payments are reflected within accrued liabilities-other in the condensed consolidated balance sheet while the remaining approximately $517 million are included within other long-term liabilities. In April 2021, CMS began recouping Medicare accelerated payments previously received by the Company.

The CARES Act provides for deferred payment of the employer portion of social security taxes between March 27, 2020 and December 31, 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. We began deferring the employer portion of social security taxes in mid-April 2020 and, as of December 31, 2020, we had deferred approximately $144 million. As of March 31, 2021, of this amount, approximately $72 million is included within accrued liabilities employee compensation and approximately $72 million is included within other long-term liabilities in the condensed consolidated balance sheet.

There have been no material changes outside of the ordinary course of business to our upcoming cash obligations during the three months ended March 31, 2021 from those disclosed in the table on page 64 of our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission, or SEC, on February 18, 2021, or 2020 Form 10-K, except as discussed below related to debt refinancing activity during 2021.

Capital Expenditures

Cash expenditures for purchases of facilities and other related businesses were approximately $4 million for the three months ended March 31, 2021, compared to less than $1 million for the three months ended March 31, 2020. Our expenditures for the three months ended March 1, 2021 and 2020 were primarily related to physician practices and other ancillary services.

Excluding the cost to construct replacement and de novo hospitals, our cash expenditures for routine capital for the three months ended March 31, 2021 totaled $76 million compared to $63 million for the three months ended March 31, 2020. These capital expenditures related primarily to the purchase of additional equipment, minor renovations and information systems infrastructure. Costs to construct replacement hospitals totaled $16 million for the three months ended March 31, 2021, related primarily to the construction of a replacement facility in Fort Wayne, Indiana. Costs to construct replacement hospitals totaled $29 million for the three months ended March 31, 2020, related primarily to the construction of a replacement facility in La Porte, Indiana. During the three months ended March 31, 2021 and 2020, we also had cash expenditures of $13 million and $8 million, respectively, that represent both planning and construction costs for two de novo hospitals in the Tucson, Arizona market. We commenced operations for an 18-bed micro-hospital in that market during the fourth quarter of 2020, while the other de novo hospital is expected to be completed by the end of 2021 and have 52 beds.

Pursuant to a hospital purchase agreement from our March 1, 2016 acquisition of Northwest Health - La Porte, formerly known as La Porte Hospital, and Northwest Health – Starke, formerly known as Starke Hospital, we committed to build replacement facilities in both La Porte, Indiana and Knox, Indiana. The completion of the replacement facility for Northwest Health – La Porte, in La Porte, Indiana, and transfer of operations, including renaming the hospital to Northwest Health – La Porte, was completed on October 24, 2020. Construction of the replacement facility for Northwest Health - Starke is required to be completed within five years of the date we enter into a new lease with Starke County, Indiana, the hospital lessor, or in the event we do not enter into a new lease with Starke County, construction shall be completed by September 30, 2026. We have not entered into a new lease with the lessor for Northwest Health - Starke and currently anticipate completing construction of the Northwest Health - Starke replacement facility in 2026. Construction costs for the Northwest Health - Starke replacement facility is currently estimated to be approximately $15 million.

Capital Resources

Net working capital was approximately $1.4 billion at March 31, 2021, compared to $1.7 billion at December 31, 2020. Net working capital decreased by approximately $301 million between December 31, 2020 and March 31, 2021. The decrease is primarily due to the decrease in cash, as a result of debt repayments, refinancing activities and cash paid for deferred financing costs during the three months ended March 31, 2021, partially offset by a decrease in current maturities of long-term debt.

In addition to cash flows from operations, available sources of capital include amounts available under the asset-based loan (ABL) credit agreement, or the ABL Credit Agreement, which we entered into on April 3, 2018, as well as anticipated access to public and private debt markets.

Pursuant to the ABL Credit Agreement, the lenders have extended to CHS/Community Health Systems Inc., or CHS, a revolving asset-based loan facility, or the ABL Facility, in the maximum aggregate principal amount of $1.0 billion, subject to borrowing base capacity. At March 31, 2021, the available borrowing base under the ABL Facility was $633 million, of which we had no outstanding borrowings. Letters of credit were reduced during the three months ended March 31, 2021 by $30 million in relation to a professional liability claim that was settled and funded during the three months ended December 31, 2020. Inclusive of this reduction, letters of credit totaling $120 million were issued as of March 31, 2021. The issued letters of credit were primarily in support of potential insurance-related claims and certain bonds. Principal amounts outstanding under the ABL Facility, if any, will be due and payable in full on April 3, 2023.

On January 28, 2021, the remaining principal amount of the 6¼% Senior Secured Notes due 2023 of approximately $95 million was redeemed using cash on hand.

On February 2, 2021, we completed a private offering of $1.775 billion aggregate principal amount of 6⅞% Junior-Priority Secured Notes due April 15, 2029 (the “6⅞% Junior-Priority Secured Notes due 2029”). The proceeds of the offering were used, together with cash on hand, to redeem the 9⅞% Junior-Priority Secured Notes due 2023 via a tender offer which was funded on February 2, 2021, or to the extent not tendered, to fund the redemption of the remaining notes on February 4, 2021, and to pay related fees and expenses. The 6⅞% Junior-Priority Secured Notes due 2029 bear interest at a rate of 6.875% per year payable semi-annually in arrears on April 15 and October 15 of each year, commencing on October 15, 2021.

On February 9, 2021, we completed a private offering of $1.095 billion aggregate principal amount of 4¾% Senior Secured Notes due February 15, 2031 (the “4¾% Senior Secured Notes due 2031”). The proceeds of the offering were used, together with cash on hand, to redeem the 8⅝% Senior Secured Notes due 2024 on February 9, 2021 and to pay related fees and expenses. The 4¾% Senior Secured Notes due 2031 bear interest at a rate of 4.750% per year payable semi-annually in arrears on February 15 and August 15, commencing on August 15, 2021.

On March 1, 2021, we redeemed the remaining principal amount of the 6⅞% Senior Notes due 2022 of approximately $126 million using cash on hand.

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

As of March 31, 2021, approximately $20 million of our outstanding debt of $11.9 billion is due within the next 12 months.

Through March 31, 2021, we received approximately $1.2 billion of accelerated payments pursuant to the Medicare Accelerated and Advance Payment Program, of which approximately $1.1 billion remained outstanding as of March 31, 2021. As of March 31, 2021, approximately $546 million of Medicare accelerated payments are reflected within accrued liabilities-other in the condensed consolidated balance sheet while the remaining approximately $517 million are included within other long-term liabilities. Recoupment of these funds by CMS began in April 2021 under the repayment framework more specifically described above under “Legislation Overview” of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Additionally, the CARES Act permitted the deferral of payment of the employer portion of social security taxes between March 27, 2020 and December 31, 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. Through December 31, 2020, we had deferred approximately $144 million of which, approximately $72 million is included within accrued liabilities employee compensation and approximately $72 million is included within other long-term liabilities as of March 31, 2021, in the condensed consolidated balance sheets. The deferral of the employer portion of social security taxes along with the repayment of Medicare accelerated payments are expected to negatively impact our cash flows from operations during 2021.

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

Off-balance Sheet Arrangements

Off-balance sheet arrangements consist of letters of credit of $120 million issued on the ABL Facility, primarily in support of potential insurance-related claims and certain bonds, as well as approximately $12 million representing the maximum potential amount of future payments under physician recruiting guarantee commitments in excess of the liability recorded at March 31, 2021.

As previously discussed, we have a commitment to build one replacement facility. As part of an acquisition in 2016, we agreed to build a replacement facility in Knox, Indiana.  The estimated construction costs, including equipment costs, are currently estimated to be approximately $15 million. We have incurred no cost to date for the construction of the replacement facility in Knox, Indiana.

Noncontrolling Interests

We have sold noncontrolling interests in certain of our subsidiaries or acquired subsidiaries with existing noncontrolling interest ownership positions. As of March 31, 2021, we have hospitals in 10 of the markets we serve, with noncontrolling physician ownership interests ranging from 1% to 40%. In addition, as of March 31, 2021, we have five other hospitals with noncontrolling interests owned by non-profit entities or a for-profit subsidiary of a non-profit entity. Redeemable noncontrolling interests in equity of consolidated subsidiaries was $481 million and $484 million at March 31, 2021 and December 31, 2020, respectively, and noncontrolling interests in equity of consolidated subsidiaries was $86 million and $87 million at March 31, 2021 and December 31, 2020, respectively. The amount of net income attributable to noncontrolling interests was $29 million and $16 million for the three months ended March 31, 2021 and 2020, respectively. As a result of the change in the Stark Law “whole hospital” exception included in the Affordable Care Act, we are not permitted to introduce physician ownership at any of our hospital facilities that did not have physician ownership at the time of the adoption of the Affordable Care Act, or increase the aggregate percentage of physician ownership in any of our former or existing hospital joint ventures in excess of the aggregate physician ownership level held at the time of the adoption of the Affordable Care Act.

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

Revenue Recognition

We record net operating revenues at the transaction price estimated to reflect the total consideration due from patients and third-party payors in exchange for providing goods and services in patient care. These services are considered to be a single performance obligation and have a duration of less than one year. Revenues are recorded as these goods and services are provided. The transaction price, which involves significant estimates, is determined based on our standard charges for the goods and services provided, with a reduction recorded for price concessions related to third party contractual arrangements as well as patient discounts and patient price concessions. During each of the three-month periods ended March 31, 2021 and 2020, the impact of changes to the inputs used to determine the transaction price was considered immaterial to the current period.

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

Due to the complexities involved in these estimates, actual payments we receive could be different from the amounts we estimate and record. If the actual contractual reimbursement percentage under government programs and managed care contracts differed by 1% at March 31, 2021 from our estimated reimbursement percentage, net loss for the three months ended March 31, 2021 would have changed by approximately $82 million, and net accounts receivable at March 31, 2021 would have changed by $105 million. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues and net (loss) income by an insignificant amount for each of the three-month periods ended March 31, 2021 and 2020.

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

Patient accounts receivable can be impacted by the effectiveness of our collection efforts. Additionally, significant changes in payor mix, business office operations, economic conditions or trends in federal and state governmental healthcare coverage could affect the net realizable value of accounts receivable. We also continually review the net realizable value of accounts receivable by monitoring historical cash collections as a percentage of trailing net operating revenues, as well as by analyzing current period net revenue and admissions by payor classification, days revenue outstanding, the composition of self-pay receivables between pure self-pay patients and the patient responsibility portion of third-party insured receivables, the impact of recent acquisitions and dispositions and the impact of current economic and other events. If the actual collection percentage differed by 1% at March 31, 2021 from our estimated collection percentage as a result of a change in expected recoveries, net loss for the three months ended March 31, 2021 would have changed by $39 million, and net accounts receivable at March 31, 2021 would have changed by $51 million. We also continually review our overall reserve adequacy by monitoring historical cash collections as a percentage of trailing net operating revenues, as well as by analyzing current period net revenue and admissions by payor classification, days revenue outstanding, the composition of self-pay receivables between pure self-pay patients and the patient responsibility portion of third-party insured receivables and the impact of recent acquisitions and dispositions.

Our policy is to write-off gross accounts receivable if the balance is under $10.00 or when such amounts are placed with outside collection agencies. We believe this policy accurately reflects our ongoing collection efforts and is consistent with industry practices. We had approximately $3.2 billion at March 31, 2021, and $3.3 billion December 31, 2020, being pursued by various outside collection agencies. We expect to collect less than 3%, net of estimated collection fees, of the amounts being pursued by outside collection agencies. As these amounts have been written-off, they are not included in our accounts receivable. Collections on amounts previously written-off are recognized as a recovery of net operating revenues when received. However, we take into consideration estimated collections of these future amounts written-off in determining the implicit price concessions used to measure the transaction price for the applicable portfolio of patient accounts receivable.

All of the following information is derived from our hospitals, excluding clinics, unless otherwise noted.

Patient accounts receivable from our hospitals represent approximately 98% of our total consolidated accounts receivable.

Days revenue outstanding, adjusted for the impact of receivables for state Medicaid supplemental payment programs and divested facilities, was 53 days and 52 days at March 31, 2021 and December 31, 2020, respectively.

Total gross accounts receivable (prior to allowance for contractual adjustments and implicit price concessions) was approximately $15.3 billion as of March 31, 2021 and approximately $14.8 billion as of December 31, 2020. The approximate percentage of total gross accounts receivable (prior to allowance for contractual adjustments and implicit price concessions) summarized by aging categories is as follows:

As of March 31, 2021:
	% of Gross Receivables
Payor	0 - 90 Days	90 - 180 Days	180 - 365 Days	Over 365 Days
Medicare	14%	—%	—%	—%
Medicaid	7%	1%	1%	1%
Managed Care and Other	33%	4%	3%	3%
Self-Pay	7%	5%	9%	12%

As of December 31, 2020:
	% of Gross Receivables
Payor	0 - 90 Days	90 - 180 Days	180 - 365 Days	Over 365 Days
Medicare	13%	1%	—%	—%
Medicaid	7%	1%	1%	1%
Managed Care and Other	31%	4%	3%	3%
Self-Pay	8%	6%	9%	12%

The approximate percentage of total gross accounts receivable (prior to allowances for contractual adjustments and implicit price concessions) summarized by payor is as follows:

	March 31,	December 31,
	2021	2020
Insured receivables	67.3%	64.3%
Self-pay receivables	32.7	35.7
Total	100.0%	100.0%

The combined total at our hospitals and clinics for the estimated implicit price concessions for self-pay accounts receivable and allowances for other self-pay discounts and contractuals, as a percentage of gross self-pay receivables, was approximately 91% at both March 31, 2021 and December 31, 2020. If the receivables that have been written-off, but where collections are still being pursued by outside collection agencies, were included in both the allowances and gross self-pay receivables specified above, the percentage of combined allowances to total self-pay receivables would have been 94% at both March 31, 2021 and December 31, 2020.

Goodwill and Other Intangibles

Goodwill represents the excess of the fair value of the consideration conveyed in the acquisition over the fair value of net assets acquired. Goodwill is evaluated for impairment annually and when an event occurs or circumstances change that, more likely than not, reduce the fair value of the reporting unit below its carrying value. During 2017, we early adopted Accounting Standards Update, or ASU 2017-04, which allows a company to record a goodwill impairment when the reporting units carrying value exceeds the fair value determined in step one. We performed our last annual goodwill impairment evaluation during the fourth quarter of 2020 using the October 31, 2020 measurement date, which indicated no impairment.

At March 31, 2021, we had approximately $4.2 billion of goodwill recorded, all of which resides at our hospital operations reporting unit. A detailed evaluation of potential impairment indicators was performed as of March 31, 2021. On the basis of available evidence as of March 31, 2021, no impairment indicators were identified.

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

The net present value of the projected payments was discounted using a weighted-average risk-free rate of 1.8% as of March 31, 2021 and December 31, 2020. This liability is adjusted for new claims information in the period such information becomes known to us. Professional malpractice expense includes the losses resulting from professional liability claims and loss adjustment expense, as well as paid excess insurance premiums, and is presented within other operating expenses in the accompanying condensed consolidated statements of (loss) income.

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

There were no significant changes in our estimate of the reserve for professional liability claims during the three months ended March 31, 2021.

Income Taxes

We must make estimates in recording provision for income taxes, including determination of deferred tax assets and deferred tax liabilities and any valuation allowances that might be required against the deferred tax assets. We believe that future income will enable us to realize certain deferred tax assets, subject to the valuation allowance we have established.

The total amount of unrecognized benefit that would impact the effective tax rate, if recognized, was less than $1 million as of March 31, 2021. A total of less than $1 million of interest and penalties is included in the amount of liability for uncertain tax positions at March 31, 2021. It is our policy to recognize interest and penalties related to unrecognized benefits in our condensed consolidated statements of (loss) income as income tax expense.

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

•

uncertainty regarding the implementation of the CARES Act, the PPPHCE Act, the CAA, the ARPA and any other future stimulus measures related to COVID-19, including the magnitude and timing of any future payments or benefits we may receive or realize thereunder;

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
•

the effects related to the implementation of sequestration spending reductions pursuant to both the Budget Control Act of 2011 and the PAYGO Act and the potential for future deficit reduction legislation;

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

•	the impact that changes in our relationships with joint venture or syndication partners could have on effectively operating our hospitals or ancillary services or in advancing strategic opportunities;
•	our ability to successfully integrate any acquired hospitals, or to recognize expected synergies from acquisitions;
•	the impact of seasonal severe weather conditions, including the timing and amount of insurance recoveries in relation to severe weather events;
•	our ability to obtain adequate levels of insurance, including general liability, professional liability, and directors and officers liability insurance;
•	timeliness of reimbursement payments received under government programs;
•	effects related to pandemics, epidemics, or outbreaks of infectious diseases, including the novel coronavirus causing the disease known as COVID-19 as noted above;
•	the impact of cyber-attacks or security breaches;
•	any failure to comply with the terms of the Corporate Integrity Agreement;
•	the concentration of our revenue in a small number of states;
•	our ability to realize anticipated cost savings and other benefits from our current strategic and operational cost savings initiatives;
•	any changes in or interpretations of income tax laws and regulations; and
•	the other risk factors set forth in our 2020 Form 10-K, and our other public filings with the SEC.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

During the three months ended March 31, 2021, there have been no material changes in the quantitative and qualitative disclosures set forth in Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our 2020 Form 10-K.

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

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2021 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we receive inquiries or subpoenas from state regulators, state Medicaid Fraud Control units, fiscal intermediaries, the Centers for Medicare & Medicaid Services, the Department of Justice and other government entities regarding various Medicare and Medicaid issues. In addition to the matters discussed below, we are currently responding to subpoenas and administrative demands concerning (a) an inquiry regarding certain services performed by one of our affiliated emergency services companies in Pennsylvania, (b) a civil investigative demand related to call coverage services provided by a cardiology group at one of our Tennessee hospitals; (c) a civil investigative demand related to charges for certain emergency department services at our four New Mexico hospitals and (d) a subpoena related to certain critical care procedures performed at one of our Texas hospitals. In addition, we are subject to other claims and lawsuits arising in the ordinary course of our business including lawsuits and claims related to billing practices and the administration of charity care policies at our hospitals. Based on current knowledge, management does not believe that loss contingencies arising from pending legal, regulatory and governmental matters, including the matters described herein, will have a material adverse effect on the consolidated financial position or liquidity of the Company. However, in light of the inherent uncertainties involved in pending legal, regulatory and governmental matters, some of which are beyond our control, and the very large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to our results of operations or cash flows for any particular reporting period. Settlements of suits involving Medicare and Medicaid issues routinely require both monetary payments as well as corporate integrity agreements. Additionally, qui tam or “whistleblower” actions initiated under the civil False Claims Act may be pending but placed under seal by the court to comply with the False Claims Act’s requirements for filing such suits. In September 2014, the Criminal Division of the United States Department of Justice, or DOJ, announced that all qui tam cases will be shared with their Division to determine if a parallel criminal investigation should be opened. The Criminal Division has also frequently stated an intention to pursue corporations in criminal prosecutions. From time to time, we detect issues of non-compliance with Federal healthcare laws pertaining to claims submission and reimbursement practices and/or financial relationships with physicians. We avail ourselves of various mechanisms to address potential overpayments arising out of these issues, including repayment of claims, rebilling of claims, and participation in voluntary disclosure protocols offered by the Centers for Medicare & Medicaid Services and the Office of the Inspector General. Participating in voluntary repayments and voluntary disclosure protocols can have the potential for significant settlement obligations or even enforcement action.

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

Commercial Litigation and Other Lawsuits

Steadfast Insurance Company, et al v. Community Health Systems, Inc., CHS/Community Health Systems, Inc., CHSPSC, LLC and Pecos Valley of New Mexico, LLC; Community Health Systems, Inc., et al v. Steadfast Insurance Company, et al; Anne Sperling, et al v. Community Insurance Group SPC, Ltd. These cases are filed in the Superior Court for the State of Delaware, the Chancery Court for the State of Delaware, and the First Judicial District Court for the State of New Mexico, respectively, and involve insurance coverage disputes related to a $73 million judgment rendered against Pecos Valley of New Mexico, LLC in Anne Sperling, et al v. Pecos Valley of New Mexico, LLC (“Sperling I”). The first case was brought by Steadfast Insurance Company in Delaware Superior Court seeking a declaration that the Sperling I judgment is not a covered loss as defined by the insurance policies that are the subject of the case. The second case, filed by the Company in Delaware Chancery Court, seeks reformation of the subject policies. The third case (“Sperling II”), filed by the plaintiffs in Sperling I, seeks recovery from Pecos Valley of New Mexico, LLC’s insurers for the judgment awarded the plaintiffs in their separate, previous action against Pecos Valley of New Mexico, LLC. The Steadfast complaint was served on November 30, 2018. On December 13, 2018, Admiral Insurance Company, Endurance Specialty Insurance Ltd, and Illinois Union Insurance Company moved to intervene in the suit as petitioners. The Company has initiated counterclaims against each insurer in that case, including for bad faith against Steadfast. The Company filed the Community Health Systems complaint on January 22, 2020. Sperling II was filed on July 24, 2019.  Plaintiffs amended their complaint to add Pecos Valley of New Mexico, LLC as a defendant in that action on May 21, 2020, and Pecos Valley of New Mexico, LLC filed a third party action against certain insurer defendants in the case on July 6, 2020. On November 12, 2020, Pecos Valley and one of its insurers reached a settlement with the plaintiffs in Sperling I, and as a result the Sperling I case was dismissed with prejudice on November 19, 2020. The Steadfast, Community Health Systems, Inc. and Sperling II cases remain pending. Trial in the Steadfast and Community Health Systems, Inc. consolidated cases is set for December 13, 2021. The Sperling II case is stayed pending the outcome of Steadfast and Community Health Systems, Inc. The Company will vigorously defend and prosecute these cases.

Becky Kirk, Perry Ayoob, and Dawn Karzenoski, as representatives of a class of similarly situated persons, and on behalf of the CHS/Community Health Systems, Inc. Retirement Savings Plan v. Retirement Committee of CHS/Community Health Systems, Inc., John and Jane Does 1-20, Principal Life Insurance Company, Principal Management Corporation, and Principal Global Investors, LLC. This purported class action was filed in the United States District Court for the Middle District of Tennessee on August 8, 2019. The plaintiffs seek to represent a class of current and former participants in the CHS/Community Health Systems, Inc. Retirement Savings Plan and allege that the defendants breached their fiduciary duties by offering certain investments in the Plan that were more expensive and/or did not perform as well as other marketplace alternatives. We have reached a tentative, immaterial settlement with the plaintiffs which was preliminarily approved by the District Court on December 8, 2020. The District Court approved the settlement at a Final Fairness Hearing on April 12, 2021.

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

Item 1A.  Risk Factors

There have been no material changes with regard to the risk factors previously disclosed in the 2020 Form 10-K.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds

The following table contains information about our purchases of common stock during the three months ended March 31, 2021.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (b)
January 1, 2021 -
January 31, 2021	5,114	$7.28	—	—
February 1, 2021 -
February 28, 2021	—	—	—	—
March 1, 2021 -
March 31, 2021	563,370	8.81	—	—
Total	568,484	$8.80	—	—

(a)	568,484 shares were withheld to satisfy the payment of tax obligations related to the vesting of restricted stock awards.
(b)	We had no publicly announced repurchase programs for shares of our common stock during the three months ended March 31, 2021.

The ABL Facility and the indentures governing each series of our outstanding notes restrict our subsidiaries from, among other matters, paying dividends and making distributions to us, which thereby limits our ability to pay dividends and/or repurchase stock. As of March 31, 2021, under the most restrictive test in these agreements (and subject to certain exceptions), we have approximately $200 million of capacity to pay permitted dividends and/or repurchase shares of stock or make other restricted payments.

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

4.2		Form of 6.875% Junior-Priority Secured Note due 2029 (included in Exhibit 4.1)
4.3

Amended and Restated Junior-Priority Collateral Agreement, dated as of February 2, 2021, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the grantors named therein and Regions Bank, as Collateral Agent (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.'s Current Report on Form 8-K filed February 2, 2021 (No. 001-15925))

4.4

Indenture, dated as of February 9, 2021, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee, and Credit Suisse AG as Collateral Agent, relating to the 4.750% Senior Secured Notes due 2031 (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.'s Current Report on Form 8-K filed February 9, 2021 (No. 001-15925))

4.5		Form of 4.750% Junior-Priority Secured Note due 2029 (included in Exhibit 4.4)
10.1	*†	Community Health Systems Supplemental Executive Benefits, dated December 31, 2008, as amended and restated as of April 1, 2015, December 11, 2019, and February 16, 2021
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	*

The following financial information from our quarterly report on Form 10-Q for the quarter and three months ended March 31, 2021 and 2020, filed with the SEC on April 29, 2021, formatted in Inline Extensible Business Reporting Language: (i) the condensed consolidated statements of (loss) income for the three months ended March 31, 2021 and March 31, 2020, (ii) the condensed consolidated statements of comprehensive (loss) income for the three months ended March 31, 2021 and March 31, 2020, (iii) the condensed consolidated balance sheets at March 31, 2021 and December 31, 2020, (iv) the condensed consolidated statements of cash flows for the three months ended March 31, 2021 and March 31, 2020, and (v) the notes to the condensed consolidated financial statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

COMMUNITY HEALTH SYSTEMS, INC. (Registrant)

By:	/s/ Tim L. Hingtgen
Tim L. Hingtgen
Chief Executive Officer

By:	/s/ Kevin J. Hammons
Kevin J. Hammons
President and
Chief Financial Officer

By:	/s/ Jason K. Johnson
Jason K. Johnson
Senior Vice President and
Chief Accounting Officer

Date:  April 29, 2021