Form 10-Q
period 2021-09-30
COMMUNITY HEALTH SYSTEMS INC
filed 2021-10-28
CIK 1108109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of October 22, 2021, there were outstanding 132,107,916 shares of the Registrant’s Common Stock, $0.01 par value.

Community Health Systems, Inc.

Form 10-Q

For the Three and Nine Months Ended September 30, 2021

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net operating revenues	$3,115	$3,126	$9,135	$8,670
Operating costs and expenses:
Salaries and benefits	1,336	1,365	3,905	4,054
Supplies	529	523	1,521	1,439
Other operating expenses	716	736	2,170	2,211
Government and other legal settlements and related costs	—	—	—	4
Lease cost and rent	75	85	231	248
Pandemic relief funds	(19)	—	(102)	(448)
Depreciation and amortization	137	139	408	424
Impairment and (gain) loss on sale of businesses, net	1	(7)	24	48
Total operating costs and expenses	2,775	2,841	8,157	7,980
Income from operations	340	285	978	690
Interest expense, net	216	257	666	779
Loss (gain) from early extinguishment of debt	—	(115)	79	(111)
Gain on sale of investments in unconsolidated affiliates	(26)	—	(26)	—
Equity in earnings of unconsolidated affiliates	(4)	(5)	(19)	(11)
Income before income taxes	154	148	278	33
Provision for (benefit from) income taxes	10	20	132	(221)
Net income	144	128	146	254
Less: Net income attributable to noncontrolling interests	33	16	94	54
Net income attributable to Community Health Systems, Inc. stockholders	$111	$112	$52	$200
Earnings per share attributable to Community Health Systems, Inc. common stockholders:
Basic	$0.87	$0.98	$0.41	$1.74
Diluted	$0.85	$0.97	$0.40	$1.74
Weighted-average number of shares outstanding:
Basic	127,077,786	115,015,460	126,638,291	114,764,050
Diluted	130,885,139	115,640,852	129,885,951	115,012,202

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income	$144	$128	$146	$254
Other comprehensive income (loss), net of income taxes:
Net change in fair value of available-for-sale debt securities, net of tax	(1)	—	(4)	3
Amortization and recognition of unrecognized pension cost components, net of tax	2	—	3	1
Other comprehensive income (loss)	1	—	(1)	4
Comprehensive income	145	128	145	258
Less: Comprehensive income attributable to noncontrolling interests	33	16	94	54
Comprehensive income attributable to Community Health Systems, Inc. stockholders	$112	$112	$51	$204

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,294	$1,676
Patient accounts receivable	2,024	1,927
Supplies	341	335
Prepaid income taxes	44	50
Prepaid expenses and taxes	189	184
Other current assets	285	338
Total current assets	4,177	4,510
Property and equipment	9,536	9,352
Less accumulated depreciation and amortization	(4,168)	(4,030)
Property and equipment, net	5,368	5,322
Goodwill	4,219	4,219
Deferred income taxes	59	59
Other assets, net	1,847	1,896
Total assets	$15,670	$16,006
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$35	$123
Current operating lease liabilities	142	142
Accounts payable	763	783
Accrued liabilities:
Employee compensation	687	637
Accrued interest	198	150
Other	1,265	980
Total current liabilities	3,090	2,815
Long-term debt	11,976	12,093
Deferred income taxes	152	29
Long-term operating lease liabilities	538	524
Other long-term liabilities	914	1,599
Total liabilities	16,670	17,060
Redeemable noncontrolling interests in equity of consolidated subsidiaries	493	484
STOCKHOLDERS’ DEFICIT
Community Health Systems, Inc. stockholders’ deficit:
Preferred stock, $.01 par value per share, 100,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value per share, 300,000,000 shares authorized; 132,041,102 shares issued and outstanding at September 30, 2021, and 129,612,117 shares issued and outstanding at December 31, 2020	1	1
Additional paid-in capital	2,092	2,094
Accumulated other comprehensive loss	(14)	(13)
Accumulated deficit	(3,655)	(3,707)
Total Community Health Systems, Inc. stockholders’ deficit	(1,576)	(1,625)
Noncontrolling interests in equity of consolidated subsidiaries	83	87
Total stockholders’ deficit	(1,493)	(1,538)
Total liabilities and stockholders’ deficit	$15,670	$16,006

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net income	$146	$254
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	408	424
Deferred income taxes	123	(223)
Government and other legal settlements and related costs	—	4
Stock-based compensation expense	18	8
Impairment and (gain) loss on sale of businesses, net	24	48
Loss (gain) from early extinguishment of debt	79	(111)
Gain on sale of investments in unconsolidated affiliates	(26)	—
Other non-cash expenses, net	22	99
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Patient accounts receivable	(99)	281
Supplies, prepaid expenses and other current assets	14	16
Medicare accelerated payments	—	1,159
Repayment/derecognition of Medicare accelerated payments	(267)	(22)
Pandemic relief funds	—	271
Accounts payable, accrued liabilities and income taxes	85	(81)
Other	(127)	(25)
Net cash provided by operating activities	400	2,102
Cash flows from investing activities:
Acquisitions of facilities and other related businesses	(3)	(1)
Purchases of property and equipment	(334)	(317)
Proceeds from disposition of hospitals and other ancillary operations	17	347
Proceeds from sale of property and equipment	7	4
Purchases of available-for-sale debt securities and equity securities	(135)	(68)
Proceeds from sales of available-for-sale debt securities and equity securities	86	80
Proceeds from sale of investments in unconsolidated affiliates	110	—
Increase in other investments	(61)	(36)
Net cash (used in) provided by investing activities	(313)	9
Cash flows from financing activities:
Repurchase of restricted stock shares for payroll tax withholding requirements	(5)	(1)
Deferred financing costs and other debt-related costs	(310)	(32)
Proceeds from noncontrolling investors in joint ventures	1	—
Redemption of noncontrolling investments in joint ventures	(5)	(4)
Distributions to noncontrolling investors in joint ventures	(95)	(84)
Proceeds from sale-lease back	—	2
Other borrowings	50	31
Issuance of long-term debt	4,310	1,462
Proceeds from ABL Facility	—	540
Repayments of long-term indebtedness	(4,415)	(2,418)
Net cash used in financing activities	(469)	(504)
Net change in cash and cash equivalents	(382)	1,607
Cash and cash equivalents at beginning of period	1,676	216
Cash and cash equivalents at end of period	$1,294	$1,823
Supplemental disclosure of cash flow information:
Interest payments	$(572)	$(765)
Income tax payments, net	$(3)	$(2)

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The unaudited condensed consolidated financial statements of Community Health Systems, Inc. (the “Parent” or “Parent Company”) and its subsidiaries (the “Company”) as of September 30, 2021 and December 31, 2020 and for the three-month and nine-month periods ended September 30, 2021 and 2020, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. All intercompany transactions and balances have been eliminated. The results of operations for the three and nine months ended September 30, 2021, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2021. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates under different assumptions or conditions.

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

Substantially all of the Company’s operating costs and expenses are “cost of revenue” items. Operating costs that could be classified as general and administrative by the Company include the Company’s corporate office costs at its Franklin, Tennessee office, which were $56 million and $41 million for the three months ended September 30, 2021 and 2020, respectively, and $168 million and $136 million for the nine months ended September 30, 2021 and 2020, respectively. Operating costs during the nine months ended September 30, 2021 reflect increased stock compensation and annual cash incentive compensation compared to the nine months ended September 30, 2020.

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

Revenue Recognition.

Net Operating Revenues

Net operating revenues are recorded at the transaction price estimated by the Company to reflect the total consideration due from patients and third-party payors in exchange for providing goods and services in patient care. These services are considered to be a single performance obligation and have a duration of less than one year. Revenues are recorded as these goods and services are provided. The transaction price, which involves significant estimates, is determined based on the Company’s standard charges for the goods and services provided, with a reduction recorded for price concessions related to third party contractual arrangements as well as patient discounts and other patient price concessions. During each of the three and nine-month periods ended September 30, 2021 and 2020, the impact of changes to the inputs used to determine the transaction price was considered immaterial.

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

The Company’s net operating revenues during the three and nine months ended September 30, 2021 and 2020 have been presented in the following table based on an allocation of the estimated transaction price with the patient between the primary patient classification of insurance coverage (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Medicare	$653	$723	$1,988	$2,086
Medicaid	412	419	1,223	1,167
Managed Care and other third-party payors	2,010	1,967	5,845	5,425
Self-pay	40	17	79	(8)
Total	$3,115	$3,126	$9,135	$8,670

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

Final settlements for some payors and programs are subject to adjustment based on administrative review and audit by third parties. As a result of these final settlements, the Company has recorded amounts due to third-party payors of $111 million and $98 million as of September 30, 2021 and December 31, 2020, respectively, and these amounts are included in accrued liabilities-other in the accompanying condensed consolidated balance sheets. Amounts due from third-party payors were $109 million and $136 million as of September 30, 2021 and December 31, 2020, respectively, and are included in other current assets in the accompanying condensed consolidated balance sheets. Substantially all Medicare and Medicaid cost reports are final settled through 2016.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

These charity care services are estimated to be $215 million and $285 million for the three months ended September 30, 2021 and 2020, respectively, and $659 million and $751 million for the nine months ended September 30, 2021 and 2020, respectively, representing the value (at the Company’s standard charges) of these charity care services that are excluded from net operating revenues. The estimated cost incurred by the Company to provide these charity care services to patients who are unable to pay was approximately $25 million and $36 million during the three months ended September 30, 2021 and 2020, respectively, and $77 million and $90 million during the nine months ended September 30, 2021 and 2020, respectively. The estimated cost of these charity care services was determined using a ratio of cost to gross charges and applying that ratio to the gross charges associated with providing care to charity patients for the period.

Accounting for the Impairment or Disposal of Long-Lived Assets.    During the nine months ended September 30, 2021, the Company recorded a net loss on disposal of approximately $24 million, of which (i) approximately $29 million was recorded to adjust the carrying value of long-lived assets at several hospitals that were sold at a sales price below carrying value, (ii) approximately $3 million was recorded related to divestiture related expenses, and (iii) approximately $8 million of gain was recorded related to the disposal of the Company’s majority interest in a surgery center that was sold on January 1, 2021. Approximately $7 million of goodwill was allocated to facilities disposed of during the nine months ended September 30, 2021.

During the nine months ended September 30, 2020, the Company recorded a total combined net impairment charge and loss on disposal of approximately $48 million, of which (i) approximately $74 million was recorded primarily to adjust the carrying value of long-lived assets at several hospitals where the Company was in discussions with potential buyers for divestiture at a sales price that indicated a fair value below carrying value, (ii) approximately $43 million was recorded related to certain hospitals that were classified as held for sale based on the difference between the carrying value of the hospital disposal groups compared to their estimated fair value less costs to sell, (iii) approximately $3 million was recorded related to a hospital that closed on September 30, 2020, and (iv) approximately $1 million was recorded related to a shared service center that closed on July 31, 2020. The impairment charge was partially offset by a gain of approximately $73 million related to three hospitals sold on January 1, 2020 and one hospital sold on July 1, 2020.

The Company will continue to evaluate the potential for impairment of the long-lived assets of underperforming hospitals as well as evaluate offers for potential sales, as applicable. Based on such analysis, additional impairment charges may be recorded in the future.

COVID-19 Pandemic.

COVID-19, a disease caused by a novel strain of coronavirus, materially affected the Company’s results of operations during 2020 and continued to affect the Company’s results of operations during the nine months ended September 30, 2021. Federal and state governments have passed legislation, promulgated regulations and taken other administrative actions intended to assist healthcare providers in providing care to COVID-19 and other patients during the public health emergency. Sources of relief include the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020, the Paycheck Protection Program and Health Care Enhancement Act (the “PPPHCE Act”), which was enacted on April 24, 2020, the Consolidated Appropriations Act, 2021 (the “CAA”), which was enacted on December 27, 2020, and the American Rescue Plan Act of 2021 (the “ARPA”), which was enacted on March 11, 2021. Together, these stimulus laws authorize over $178 billion in funding to be distributed to hospitals and other healthcare providers through the Public Health and Social Services Emergency Fund (the “PHSSEF” or “Provider Relief Fund”). In addition to the relief funding, the CARES Act provided for an expansion of the Medicare Accelerated and Advance Payment Program whereby inpatient acute care hospitals and other eligible providers were able to request accelerated payment of up to 100% of their Medicare payment amount for a six-month period to be repaid through withholding of future Medicare fee-for-service payments. Various state and local programs also exist to provide relief, either independently or through distribution of monies received via the CARES Act and other enacted federal legislation. The Company’s accounting policies for the recognition of these stimulus monies are as follows:

Pandemic Relief Funds

Through September 30, 2021, net of amounts that have been repaid to the respective federal, state, or local agency, the Company received approximately $709 million in payments through the PHSSEF and various state and local programs on a cumulative basis since their enactment. Of the net amount received to-date, approximately $705 million was received during the year ended December 31, 2020 and the remainder was received during the nine months ended September 30, 2021.

The recognition of amounts received is conditioned upon the provision of care for individuals with possible or actual cases of COVID-19 after January 31, 2020, certification that payment will be used to prevent, prepare for and respond to coronavirus and shall reimburse the recipient only for healthcare-related expenses or lost revenues, as defined by the U.S. Department of Health and Human

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

Services Agency (“HHS”), that are attributable to coronavirus, as well as receipt of the funds. Amounts are recognized as a reduction to operating costs and expenses only to the extent the Company is reasonably assured that underlying conditions have been met. Amounts recognized are denoted by the caption “pandemic relief funds” within the condensed consolidated statements of income.

The Company’s assessment of whether the terms and conditions for amounts received are reasonably assured of having been met is updated each reporting period and considers, among other things, the requirements set forth in the CARES Act and subsequent relief legislation, responses to all applicable frequently asked questions and other interpretive guidance issued by HHS, including the various Post-Payment Notices of Reporting Requirements, the Company’s expenses incurred attributable to the coronavirus, the Company’s results of operations during such period as compared to the Company’s 2020 budget, and the allocation of general and targeted fund distribution payments among subsidiaries of the Company during such period. The HHS guidance, specifically the various Post-Payment Notices of Reporting Requirements and frequently asked questions, set forth the allowable methods for quantifying eligible healthcare related expenses and lost revenues. Only healthcare related expenses attributable to coronavirus that another source has not reimbursed and is not obligated to reimburse are eligible to be claimed. The use of funds calculation takes into account expenses attributable to each respective entity, which for the Company primarily relate to incremental labor and supply costs, as well as lost revenues. The deadlines for using and required timelines for reporting on the use of funds depend on the dates of receipt of the funds. During the year ended December 31, 2020, pandemic relief funds of approximately $601 million were recognized up to the amount which the Company was reasonably assured that it could or would choose to comply with conditions underlying amounts received. This included the allocation of general fund distributions among subsidiaries according to total unreimbursed losses but not the allocation of targeted fund distributions due to significant uncertainties as to the meaning and interpretation of conditions specific to the allocation of such targeted distribution payments, as previously disclosed. During the three months ended March 31, 2021, pandemic relief funds of approximately $82 million were recognized on the basis of the Company’s facility-by-facility assessment of uncertainties associated with the allocation of targeted distribution payments having been updated for additional facts and circumstances in the period. On the basis of this updated assessment, the Company was reasonably assured that underlying conditions for the allocation of targeted distribution payments were met as of March 31, 2021 (which conclusion has not changed). Pandemic relief funds of approximately $1 million were recognized during the three months ended June 30, 2021.

During the three and nine months ended September 30, 2021, pandemic relief funds of approximately $19 million and $102 million, respectively, were recognized. Such amounts were recognized on the basis of expenses incurred in the periods attributable to the coronavirus, the Company’s results of operations during such periods as compared to the Company’s 2020 budget for the same period and the allocation of targeted distribution payments to various subsidiaries. During the nine months ended September 30, 2020, pandemic relief funds of approximately $448 million were recognized on the basis of facts and circumstances at that time. No pandemic relief funds were recognized during the three months ended September 30, 2020.

Amounts received through the PHSSEF or state and local programs that have not yet been recognized or otherwise have not been refunded to HHS or the various state and local agencies as of September 30, 2021, are reflected within accrued liabilities-other in the condensed consolidated balance sheet. Such unrecognized amounts may either be returned to HHS or the respective state or local agency, as applicable, or may be recognized in future periods if the underlying conditions for recognition are reasonably assured of having been met. HHS’ interpretation of the underlying terms and conditions of such PHSSEF payments, including auditing and reporting requirements, continues to evolve. Additional guidance or new and amended interpretations of existing guidance on the terms and conditions of such PHSSEF payments may result in changes in the Company’s estimate of amounts for which the terms and conditions are reasonably assured of being met, and any such changes may be material. Additionally, any such changes may result in the Company’s inability to recognize additional PHSSEF payments or may result in the derecognition of amounts previously recognized, which (in any such case) may be material.

Medicare Accelerated Payments

Medicare accelerated payments of approximately $1.2 billion were received by the Company in April 2020. No additional Medicare accelerated payments have been received by the Company since such time, including during the three and nine months ended September 30, 2021. Payments under the Medicare Accelerated and Advance Payment Program are advances that must be repaid. Effective October 1, 2020, the program was amended such that providers are required to repay accelerated payments beginning one year after the payment was issued. After such one-year period, Medicare payments owed to providers will be recouped according to the repayment terms. The repayment terms specify that for the first 11 months after repayment begins, repayment will occur through an automatic recoupment of 25% of Medicare payments otherwise owed to the provider. At the end of the eleven-month period, recoupment will increase to 50% for six months. At the end of the six months (or 29 months from the receipt of the initial accelerated payment), Medicare will issue a letter for full repayment of any remaining balance, as applicable. In such event, if payment is not received within 30 days, interest will accrue at the annual percentage rate of four percent (4%) from the date the letter was issued, and will be assessed for each full 30-day period that the balance remains unpaid.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

In April 2021, CMS began recouping Medicare accelerated payments previously received by the Company. As of September 30, 2021, approximately $249 million has been recouped from the Company by CMS subject to the aforementioned repayment terms. Additionally, approximately $18 million and $77 million of amounts previously received were repaid by the Company to CMS or assumed by buyers related to hospitals the Company divested during the nine months ended September 30, 2021 and the year ended December 31, 2020, respectively. As of September 30, 2021, approximately $814 million of Medicare accelerated payments are reflected within accrued liabilities-other in the condensed consolidated balance sheet. As described further in Note 12, the outstanding balance of Medicare accelerated payments was paid in full to CMS in October 2021, prior to the date of this Quarterly Report on Form 10-Q (the “Form 10-Q”).

2.  ACCOUNTING FOR STOCK-BASED COMPENSATION

Stock-based compensation awards have been granted under the Community Health Systems, Inc. Amended and Restated 2009 Stock Option and Award Plan, which was amended and restated as of March 17, 2021 and approved by the Company’s stockholders at the annual meeting of stockholders held on May 11, 2021 (the “2009 Plan”).

The 2009 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the IRC and for the grant of stock options which do not so qualify, stock appreciation rights, restricted stock, restricted stock units, performance-based shares or units and other share awards. Persons eligible to receive grants under the 2009 Plan include the Company’s directors, officers, employees and consultants. To date, all options granted under the 2009 Plan have been “nonqualified” stock options for tax purposes. Generally, these options vest in one-third increments on each of the first three anniversaries of the award date and have a 10-year contractual term. As of September 30, 2021, 12,614,521 shares of unissued common stock were reserved for future grants under the 2009 Plan.

The exercise price of all options granted under the 2009 Plan is equal to the fair value of the Company’s common stock on the option grant date.

The following table reflects the impact of total compensation expense related to stock-based equity plans on the reported operating results for the respective periods (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Effect on income before income taxes	$(5)	$(3)	$(18)	$(8)
Effect on net income	$(4)	$(2)	$(14)	$(6)

At September 30, 2021, $29 million of unrecognized stock-based compensation expense related to outstanding unvested stock options, restricted stock and restricted stock units (the terms of which are summarized below) was expected to be recognized over a weighted-average period of 25 months. Of that amount, $5 million relates to outstanding unvested stock options expected to be recognized over a weighted-average period of 25 months and $24 million relates to outstanding unvested restricted stock and restricted stock units expected to be recognized over a weighted-average period of 24 months. There were no modifications to awards during the nine months ended September 30, 2021 and 2020.

The fair value of stock options was estimated using the Black Scholes option pricing model with the following assumptions and weighted-average fair values during the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Expected volatility	N/A	N/A	84.3% - 88.9%	73.5%
Expected dividends	N/A	N/A	—	—
Expected term	N/A	N/A	3 - 6 years	6 years
Risk-free interest rate	N/A	N/A	0.3% - 0.9%	1.0%

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

Options outstanding and exercisable under the 2009 Plan as of September 30, 2021, and changes during each of the three-month periods following December 31, 2020, was as follows (in millions, except share and per share data):

			Weighted-	Aggregate
		Weighted-	Average	Intrinsic
		Average	Remaining	Value as of
		Exercise	Contractual	September 30,
	Shares	Price	Term	2021
Outstanding at December 31, 2020	1,817,525	$8.77
Granted	749,250	8.81
Exercised	(65,165)	4.97
Forfeited and cancelled	(173,189)	34.66
Outstanding at March 31, 2021	2,328,421	6.96
Granted	—	—
Exercised	—	—
Forfeited and cancelled	(22,334)	24.23
Outstanding at June 30, 2021	2,306,087	6.79
Granted	—	—
Exercised	—	—
Forfeited and cancelled	(2,000)	17.95
Outstanding at September 30, 2021	2,304,087	$6.78	8.2 years	$12
Exercisable at September 30, 2021	733,162	$6.79	7.0 years	$4

No stock options were granted during the three months ended September 30, 2021 and 2020.The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2021 and 2020 was $6.22 and $3.17, respectively. The aggregate intrinsic value (calculated as the number of in-the-money stock options multiplied by the difference between the Company’s closing stock price on the last trading day of the reporting period ($11.70) and the exercise price of the respective stock options) in the table above represents the amount that would have been received by the option holders had all option holders exercised their options on September 30, 2021. This amount changes based on the market value of the Company’s common stock. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2021 was less than $1 million; no options were exercised during the three months ended September 30, 2021. There were no options exercised during the three or nine months ended September 30, 2020. The aggregate intrinsic value of options vested and expected to vest approximates that of the outstanding options.

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

Restricted stock outstanding under the 2009 Plan as of September 30, 2021, and changes during each of the three-month periods following December 31, 2020, was as follows:

		Weighted-
		Average Grant
	Shares	Date Fair Value
Unvested at December 31, 2020	4,555,735	$4.84
Granted	2,829,250	7.97
Vested	(2,264,992)	4.70
Forfeited	(37,334)	4.94
Unvested at March 31, 2021	5,082,659	6.65
Granted	30,000	16.18
Vested	(17,335)	3.48
Forfeited	(47,670)	6.81
Unvested at June 30, 2021	5,047,654	6.72
Granted	—	—
Vested	—	—
Forfeited	(84,338)	6.61
Unvested at September 30, 2021	4,963,316	6.72

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

RSUs outstanding under the 2009 Plan as of September 30, 2021, and changes during each of the three-month periods following December 31, 2020, was as follows:

		Weighted-
		Average Grant
	Shares	Date Fair Value
Unvested at December 31, 2020	613,739	$4.89
Granted	173,664	8.81
Vested	(247,164)	4.81
Forfeited	—	—
Unvested at March 31, 2021	540,239	6.19
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested at June 30, 2021	540,239	6.19
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested at September 30, 2021	540,239	6.19

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

During the nine months ended September 30, 2021, one or more subsidiaries of the Company paid approximately $3 million to acquire the operating assets and related businesses of certain physician practices, clinics and other ancillary businesses that operate within the communities served by the Company’s affiliated hospitals. The Company allocated the purchase price to property and equipment, working capital, noncontrolling interests and goodwill.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

Divestitures

The following table provides a summary of hospitals that the Company divested during the nine months ended September 30, 2021 and the year ended December 31, 2020:

			Licensed
Hospital	Buyer	City, State	Beds	Effective Date
2021 Divestitures:
Lea Regional Medical Center	Covenant Health System	Hobbs, NM	84	January 1, 2021
Tennova Healthcare - Tullahoma	Vanderbilt University Medical Center	Tullahoma, TN	135	January 1, 2021
Tennova Healthcare - Shelbyville	Vanderbilt University Medical Center	Shelbyville, TN	60	January 1, 2021
Northwest Mississippi Medical Center	Delta Health System	Clarksdale, MS	181	February 1, 2021
AllianceHealth Midwest	SSM Health Care of Oklahoma	Midwest City, OK	255	April 1, 2021

2020 Divestitures:
Berwick Hospital Center	Fayette Holdings, Inc.	Berwick, PA	90	December 1, 2020
Brownwood Regional Medical Center	Hendrick Health System	Brownwood, TX	188	October 27, 2020
Abilene Regional Medical Center	Hendrick Health System	Abilene, TX	231	October 27, 2020
San Angelo Community Medical Center	Shannon Health System	San Angelo, TX	171	October 24, 2020
Bayfront Health St. Petersburg	Orlando Health, Inc.	St. Petersburg, FL	480	October 1, 2020
Hill Regional Hospital	AHRK Holdings, LLC	Hillsboro, TX	25	August 1, 2020
St. Cloud Regional Medical Center	Orlando Health, Inc.	St. Cloud, FL	84	July 1, 2020
Northern Louisiana Medical Center	Allegiance Health Management, Inc.	Ruston, LA	130	July 1, 2020
Shands Live Oak Regional Medical Center	HCA Healthcare, Inc. (“HCA”)	Live Oak, FL	25	May 1, 2020
Shands Starke Regional Medical Center	HCA	Starke, FL	49	May 1, 2020
Southside Regional Medical Center	Bon Secours Mercy Health System	Petersburg, VA	300	January 1, 2020
Southampton Memorial Hospital	Bon Secours Mercy Health System	Franklin, VA	105	January 1, 2020
Southern Virginia Regional Medical Center	Bon Secours Mercy Health System	Emporia, VA	80	January 1, 2020

Other

On July 30, 2021, the Company sold its unconsolidated minority equity interests in Macon Healthcare, LLC, a joint venture with certain subsidiaries of HCA representing two hospitals in Macon, Georgia, in which the Company held a 38% interest. The Company received $110 million in cash in connection with the sale of its equity interests and, as a result, recognized a pre-tax gain of approximately $26 million on the sale of investments in unconsolidated affiliates during the three and nine months ended September 30, 2021.

4.  INCOME TAXES

The total amount of unrecognized benefit that would affect the effective tax rate, if recognized, was less than $1 million as of September 30, 2021. A total of less than $1 million of interest and penalties is included in the amount of the liability for uncertain tax positions at September 30, 2021. It is the Company’s policy to recognize interest and penalties related to unrecognized benefits in its condensed consolidated statements of income as income tax expense.

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

The Company’s effective tax rates were 6.5% and 13.5% for the three months ended September 30, 2021 and 2020, respectively, and 47.5% and (669.7)% for the nine months ended September 30, 2021 and 2020, respectively. The difference in the Company’s effective tax rate for the three and nine months ended September 30, 2021, when compared to the three and nine months ended September 30, 2020, was primarily due to an increase in the valuation allowance recognized on IRC Section 163(j) interest carryforwards created as a result of the financing transactions completed during the three months ended September 30, 2020. The difference in the Company’s effective tax rate for the nine months ended September 30, 2021, when compared to the nine months ended September 30, 2020, was primarily due to the changes in tax benefits as a result of an increase to the deductible interest expense allowed for 2019 and 2020 under the CARES Act that was enacted during the three months ended March 31, 2020.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

Cash paid for income taxes, net of refunds received, resulted in a net payment of approximately $1 million and $3 million during the three months ended September 30, 2021 and 2020, respectively, and a net payment of approximately $3 million and $2 million during the nine months ended September 30, 2021 and 2020, respectively.

5.  LONG-TERM DEBT

Long-term debt, net of unamortized deferred debt issuance costs, consists of the following (in millions):

	September 30,	December 31,
	2021	2020
6⅞% Senior Notes due 2022	$—	$126
6¼% Senior Secured Notes due 2023	—	95
8⅝% Senior Secured Notes due 2024	—	1,033
6⅝% Senior Secured Notes due 2025	1,462	1,462
8% Senior Secured Notes due 2026	2,101	2,101
8% Senior Secured Notes due 2027	700	700
5⅝% Senior Secured Notes due 2027	1,900	1,900
6⅞% Senior Notes due 2028	767	767
6% Senior Secured Notes due 2029	900	900
4¾% Senior Secured Notes due 2031	1,095	—
9⅞% Junior-Priority Secured Notes due 2023	—	1,769
8⅛% Junior-Priority Secured Notes due 2024	—	1,348
6⅞% Junior-Priority Secured Notes due 2029	1,775	—
6⅛% Junior-Priority Secured Notes due 2030	1,440	—
ABL Facility	—	—
Finance lease and financing obligations	279	239
Other	37	26
Less: Unamortized deferred debt issuance costs and note premium	(445)	(250)
Total debt	12,011	12,216
Less: Current maturities	(35)	(123)
Total long-term debt	$11,976	$12,093

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

The maximum aggregate principal amount under the ABL Facility is $1.0 billion. At September 30, 2021, the available borrowing base under the ABL Facility was $836 million, of which $108 million was reserved for outstanding letters of credit and $728 million represented excess availability. The Company had no outstanding borrowings as of September 30, 2021. Letters of credit were reduced during the nine months ended September 30, 2021 by $42 million, primarily in relation to a professional liability claim that was settled and funded during the three months ended December 31, 2020. The issued letters of credit are primarily in support of potential insurance-related claims and certain bonds.

The ABL Facility contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the Company’s ability, subject to certain exceptions, to, among other things (1) declare dividends, make distributions or redeem or repurchase capital stock, (2) prepay, redeem or repurchase other debt, (3) incur liens or grant negative pledges, (4) make loans and investments and enter into acquisitions and joint ventures, (5) incur additional indebtedness or provide certain guarantees, (6) engage in mergers, acquisitions and asset sales, (7) conduct transactions with affiliates, (8) alter the nature of the Company’s, CHS’ or the guarantors’ businesses, (9) grant certain guarantees with respect to physician practices, (10) engage in sale and leaseback transactions or (11) change the Company’s fiscal year. The Company is also required to comply with a consolidated fixed charge coverage ratio, upon certain triggering events described below, and various affirmative covenants. The consolidated fixed charge coverage ratio is calculated as the ratio of (x) consolidated EBITDA (as defined in the ABL Facility) less capital expenditures to (y) the sum of consolidated interest expense (as defined in the ABL Facility), scheduled principal payments, income taxes and restricted payments made in cash or in permitted investments. For purposes of calculating the consolidated fixed charge coverage ratio, the calculation of consolidated EBITDA as defined in the ABL Facility is a trailing 12-month calculation that begins with the Company’s consolidated net income, with certain adjustments for interest, taxes, depreciation and amortization, net income attributable to noncontrolling interests, stock compensation expense, restructuring costs, and the financial impact of other non-cash or non-recurring items recorded during any such 12-month period. The consolidated fixed charge coverage ratio is a required covenant only in periods where the total borrowings outstanding under the ABL Facility reduce the amount available in the facility to less than the greater of (i) $95 million or (ii) 10% of the calculated borrowing base. As a result, in the event the Company has less than $95 million available under the ABL Facility, the Company would need to comply with the consolidated fixed charge coverage ratio. At September 30, 2021, the Company is not subject to the consolidated fixed charge coverage ratio as such triggering event had not occurred during the last twelve months ended September 30, 2021.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

The Company paid interest of $268 million and $279 million on borrowings during the three months ended September 30, 2021 and 2020, respectively, and $572 million and $765 million on borrowings during the nine months ended September 30, 2021 and 2020, respectively.

6.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments has been estimated by the Company using available market information as of September 30, 2021 and December 31, 2020, and valuation methodologies considered appropriate. The estimates presented in the table below are not necessarily indicative of amounts the Company could realize in a current market exchange (in millions):

	September 30, 2021		December 31, 2020
	Carrying	Estimated Fair	Carrying	Estimated Fair
	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	$1,294	$1,294	$1,676	$1,676
Investments in equity securities	126	126	129	129
Available-for-sale debt securities	169	169	110	110
Trading securities	12	12	12	12
Liabilities:
6⅞% Senior Notes due 2022	—	—	125	125
6¼% Senior Secured Notes due 2023	—	—	95	99
8⅝% Senior Secured Notes due 2024	—	—	1,025	1,080
6⅝% Senior Secured Notes due 2025	1,432	1,532	1,427	1,543
8% Senior Secured Notes due 2026	2,077	2,229	2,074	2,275
8% Senior Secured Notes due 2027	692	767	692	760
5⅝% Senior Secured Notes due 2027	1,816	1,997	1,809	2,048
6⅞% Senior Notes due 2028	759	739	758	618
6% Senior Secured Notes due 2029	859	957	857	973
4¾% Senior Secured Notes due 2031	1,090	1,107	—	—
9⅞% Junior-Priority Secured Notes due 2023	—	—	1,756	1,861
8⅛% Junior-Priority Secured Notes due 2024	—	—	1,336	1,408
6⅞% Junior-Priority Secured Notes due 2029	1,621	1,781	—	—
6⅛% Junior-Priority Secured Notes due 2030	1,350	1,401	—	—
ABL Facility and other debt	35	35	23	23

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

In instances where the determination of the fair value hierarchy measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment of factors specific to the asset or liability. Transfers between levels within the fair value hierarchy are recognized by the Company on the date of the change in circumstances that requires such transfer. There were no transfers between levels during the nine-month periods ended September 30, 2021 or 2020.

The following table sets forth, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 (in millions):

	September 30, 2021	Level 1	Level 2	Level 3
Investments in equity securities	$126	$126	$—	$—
Available-for-sale debt securities	169	—	169	—
Trading securities	12	—	12	—
Total assets	$307	$126	$181	$—

	December 31, 2020	Level 1	Level 2	Level 3
Investments in equity securities	$129	$129	$—	$—
Available-for-sale debt securities	110	—	110	—
Trading securities	12	—	12	—
Total assets	$251	$129	$122	$—

Investments in Equity Securities, Available-for-Sale Debt Securities and Trading Securities

Investments in equity securities classified as Level 1 are measured using quoted market prices. Level 2 available-for-sale debt securities and trading securities primarily consisted of bonds and notes issued by the United States government and its agencies and domestic and foreign corporations. The estimated fair values of these securities are determined using various valuation techniques, including a multi-dimensional relational model that incorporates standard observable inputs and assumptions such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids/offers and other pertinent reference data.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

8.  LEASES

The Company utilizes operating and finance leases for the use of certain hospitals, medical office buildings, and medical equipment. The components of lease cost and rent expense for the three and nine months ended September 30, 2021 and 2020 are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Lease Cost	2021	2020	2021	2020
Operating lease cost:
Operating lease cost	$49	$50	$147	$152
Short-term rent expense	22	27	70	80
Variable lease cost	5	9	17	20
Sublease income	(1)	(1)	(3)	(4)
Total operating lease cost	$75	$85	$231	$248
Finance lease cost:
Amortization of right-of-use assets	$2	$2	$6	$8
Interest on finance lease liabilities	2	2	5	6
Total finance lease cost	$4	$4	$11	$14

Supplemental balance sheet information related to leases was as follows (in millions):

	Balance Sheet Classification	September 30, 2021	December 31, 2020
Operating Leases:
Operating Lease ROU Assets	Other assets, net	$667	$642

Finance Leases:
Finance Lease ROU Assets	Property and equipment
	Land and improvements	$8	$8
	Buildings and improvements	173	134
	Equipment and fixtures	14	8
	Property and equipment	195	150
	Less accumulated depreciation and amortization	(51)	(46)
	Property and equipment, net	$144	$104

Current finance lease liabilities	Current maturities of long-term debt	$9	$5
Long-term finance lease liabilities	Long-term debt	112	74

Supplemental cash flow information related to leases for the nine months ended September 30, 2021 and 2020 is as follows (in millions):

	Nine Months Ended September 30,
Cash flow information	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (1)	$149	$141
Operating cash flows from finance leases	5	6
Financing cash flows from finance leases	4	5
Right-of-use assets obtained in exchange for new finance lease liabilities	46	22
Right-of-use assets obtained in exchange for new operating lease liabilities	118	119

(1)	Included in the change in other operating assets and liabilities in the condensed consolidated statement of cash flows.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

9.  STOCKHOLDERS’ DEFICIT

Authorized capital shares of the Company include 400,000,000 shares of capital stock consisting of 300,000,000 shares of common stock and 100,000,000 shares of preferred stock. Each of the aforementioned classes of capital stock has a par value of $0.01 per share. Shares of preferred stock, none of which were outstanding as of September 30, 2021, may be issued in one or more series having such rights, preferences and other provisions as determined by the Board of Directors without approval by the holders of common stock.

The Company is a holding company which operates through its subsidiaries. The Company’s ABL Facility and the indentures governing each series of the Company’s outstanding notes contain various covenants under which the assets of the subsidiaries of the Company are subject to certain restrictions relating to, among other matters, dividends and distributions, as referenced in the paragraph below.

The ABL Facility and the indentures governing each series of the Company’s outstanding notes restrict the Company’s subsidiaries from, among other matters, paying dividends and making distributions to the Company, which thereby limits the Company’s ability to pay dividends and/or repurchase stock. As of September 30, 2021, under the most restrictive test in these agreements (and subject to certain exceptions), the Company has approximately $200 million of capacity to pay permitted dividends and/or repurchase shares of stock or make other restricted payments.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

The following schedule presents the reconciliation of the carrying amount of total equity, equity attributable to the Company’s stockholders, and equity attributable to noncontrolling interests as of September 30, 2021, and during each of the three-month periods following December 31, 2020 (in millions):

		Community Health Systems, Inc. Stockholders
	Redeemable Noncontrolling Interest	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss (Income)	Accumulated Deficit	Noncontrolling Interest	Total Stockholders’ Deficit
Balance, December 31, 2020	$484	$1	$2,094	$(13)	$(3,707)	$87	$(1,538)
Comprehensive income (loss)	21	—	—	(3)	(64)	8	(59)
Distributions to noncontrolling interests	(12)	—	—	—	—	(9)	(9)
Dispositions of less-than-wholly owned business	(7)	—	—	—	—	—	—
Noncontrolling interest in acquired entity	2	—	—	—	—	—	—
Adjustment to redemption value of redeemable noncontrolling interests	(7)	—	7	—	—	—	7
Cancellation of restricted stock for tax withholdings on vested shares	—	—	(4)	—	—	—	(4)
Share-based compensation	—	—	8	—	—	—	8
Balance, March 31, 2021	481	1	2,105	(16)	(3,771)	86	(1,595)
Comprehensive income	24	—	—	1	6	7	14
Distributions to noncontrolling interests	(31)	—	—	—	—	(14)	(14)
Purchase of subsidiary shares from noncontrolling interests	(2)	—	—	—	—	—	—
Other reclassifications of noncontrolling interests	1	—	(1)	—	—	—	(1)
Adjustment to redemption value of redeemable noncontrolling interests	25	—	(25)	—	—	—	(25)
Share-based compensation	—	—	5	—	—	—	5
Balance, June 30, 2021	498	1	2,084	(15)	(3,765)	79	(1,616)
Comprehensive income	20	—	—	1	110	14	125
Contributions from noncontrolling interests	1	—	—	—	—	—	—
Distributions to noncontrolling interests	(19)	—	—	—	—	(10)	(10)
Purchase of subsidiary shares from noncontrolling interests	(13)	—	9	—	—	—	9
Adjustment to redemption value of redeemable noncontrolling interests	6	—	(6)	—	—	—	(6)
Share-based compensation	—	—	5	—	—	—	5
Balance, September 30, 2021	$493	$1	$2,092	$(14)	$(3,655)	$83	$(1,493)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

The following schedule presents the reconciliation of the carrying amount of total equity, equity attributable to the Company’s stockholders, and equity attributable to the noncontrolling interests as of September 30, 2020, and during each of the three-month periods following December 31, 2019 (in millions):

		Community Health Systems, Inc. Stockholders
	Redeemable Noncontrolling Interest	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Stockholders’ Deficit
Balance, December 31, 2019	$502	$1	$2,008	$(9)	$(4,218)	$77	$(2,141)
Comprehensive income	8	—	—	2	18	8	28
Distributions to noncontrolling interests	(22)	—	—	—	—	(8)	(8)
Purchase of subsidiary shares from noncontrolling interests	(1)	—	(1)	—	—	—	(1)
Other reclassifications of noncontrolling interests	8	—	—	—	—	(8)	(8)
Adjustment to redemption value of redeemable noncontrolling interests	7	—	(7)	—	—	—	(7)
Cancellation of restricted stock for tax withholdings on vested shares	—	—	(1)	—	—	—	(1)
Share-based compensation	—	—	2	—	—	—	2
Balance, March 31, 2020	502	1	2,001	(7)	(4,200)	69	(2,136)
Comprehensive income	7	—	—	2	69	16	87
Distributions to noncontrolling interests	(17)	—	—	—	—	(10)	(10)
Purchase of subsidiary shares from noncontrolling interests	(1)	—	1	—	—	—	1
Other reclassifications of noncontrolling interests	1	—	—	—	—	—	—
Adjustment to redemption value of redeemable noncontrolling interests	(3)	—	3	—	—	—	3
Share-based compensation	—	—	3	—	—	—	3
Balance, June 30, 2020	489	1	2,008	(5)	(4,131)	75	(2,052)
Comprehensive income (loss)	23	—	—	—	112	(8)	104
Distributions to noncontrolling interests	(20)	—	—	—	—	(7)	(7)
Purchase of subsidiary shares from noncontrolling interests	(2)	—	—	—	—	—	—
Dispositions of less-than-wholly owned hospital	(15)	—	—	—	—	—	—
Adjustment to redemption value of redeemable noncontrolling interests	6	—	(6)	—	—	—	(6)
Share-based compensation	—	—	3	—	—	—	3
Balance, September 30, 2020	$481	$1	$2,005	$(5)	$(4,018)	$60	$(1,957)

The following schedule discloses the effects of changes in the Company’s ownership interest in its less-than-wholly-owned subsidiaries on Community Health Systems, Inc. stockholders’ deficit (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income attributable to Community Health Systems, Inc. stockholders	$111	$112	$52	$200
Transfers to the noncontrolling interests:
Net increase in Community Health Systems, Inc. paid-in-capital for purchase of subsidiary partnership interests	9	—	9	—
Net transfers to the noncontrolling interests	9	—	9	—
Change to Community Health Systems, Inc. stockholders' deficit from net income attributable to Community Health Systems, Inc. stockholders and transfers to noncontrolling interests	$120	$112	$61	$200

10.  EARNINGS PER SHARE

The following table sets forth the components of the denominator for the computation of basic and diluted earnings per share for net income attributable to Community Health Systems, Inc. common stockholders:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Weighted-average number of shares outstanding — basic	127,077,786	115,015,460	126,638,291	114,764,050
Effect of dilutive securities:
Restricted stock awards	2,652,676	500,857	2,249,117	205,600
Employee stock options	795,471	2,193	698,941	890
Other equity-based awards	359,206	122,342	299,602	41,662
Weighted-average number of shares outstanding — diluted	130,885,139	115,640,852	129,885,951	115,012,202

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Dilutive securities outstanding not included in the computation of earnings per share because their effect is antidilutive:
Employee stock options and restricted stock awards	748,002	1,846,026	784,752	3,673,618

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

Probable Contingencies

The table below presents a reconciliation of the beginning and ending liability balances (in millions) during the nine months ended September 30, 2021, with respect to the Company’s determination of the contingencies of the Company in respect of which an accrual has been recorded. The liability as of September 30, 2021 is comprised of individually insignificant amounts for various matters.

Summary of Recorded Amounts

Probable
Contingencies
Balance as of December 31, 2020	$11
Expense	1
Reserve for insured claim	(1)
Cash payments	(1)
Balance as of September 30, 2021	$10

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

On October 1, 2021, Tyler Memorial Hospital in Tunkhannock, Pennsylvania, which previously offered inpatient care and surgical services as a stand-alone acute care hospital, began operating as a campus of Regional Hospital of Scranton, in Scranton, Pennsylvania, offering emergency room and outpatient services such as primary care, laboratory and imaging. Effective with this change, the Company owns or leases 83 hospitals, comprised of 81 general acute care hospitals and two stand-alone rehabilitation or psychiatric hospitals.

Pandemic Relief Funds and Medicare Accelerated Payments:

In October 2021, the Company submitted a combined application for Phase 4 of the Provider Relief Fund (“PRF Phase 4”) and amounts appropriated by the ARPA for providers serving rural healthcare patients (“ARP Rural”). No amounts have been received by the Company for the PRF Phase 4 or ARP Rural programs as of the date of this Form 10-Q, and the Company is not able to predict the extent to which it may receive amounts pursuant to such programs, if any.

The outstanding balance of Medicare accelerated payments of $814 million as of September 30, 2021 was repaid in full to CMS in October 2021, prior to the date of this Form 10-Q, through a combination of recoupments via Medicare remittances and lump-sum payments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read this discussion together with our condensed consolidated financial statements and the accompanying notes included herein.

Throughout this Form 10-Q, we refer to Community Health Systems, Inc., or the Parent Company, and its consolidated subsidiaries in a simplified manner and on a collective basis, using words like “we,” “our,” “us” and the “Company”. This drafting style is suggested by the Securities and Exchange Commission, or SEC, and is not meant to indicate that the publicly traded Parent Company or any particular subsidiary of the Parent Company owns or operates any asset, business or property. The hospitals, operations and businesses described in this filing are owned and operated by distinct and indirect subsidiaries of Community Health Systems, Inc.

Executive Overview

We are one of the largest publicly traded hospital companies in the United States and a leading operator of general acute care hospitals and outpatient facilities in communities across the country. We provide healthcare services through the hospitals that we own and operate and affiliated businesses in non-urban and selected urban markets throughout the United States. We generate revenues by providing a broad range of general and specialized hospital healthcare services and outpatient services to patients in the communities in which we are located. As of September 30, 2021, we owned or leased 84 hospitals, comprised of 82 general acute care hospitals and two stand-alone rehabilitation or psychiatric hospitals. As described in the Notes to Condensed Consolidated Financial Statements (Unaudited) in Part I, Item 1 of this Form 10-Q under the heading “Subsequent Events”, we owned or leased 83 hospitals effective October 1, 2021 after giving effect to the hospital consolidation described therein. We are paid for our services by governmental agencies, private insurers and directly by the patients we serve.

We previously disclosed that our portfolio rationalization and deleveraging strategy involving the divestiture of hospitals and non-hospital businesses had concluded. However, we continue to receive interest from potential acquirers for certain of our hospitals, and may, from time to time, consider selling additional hospitals or our unconsolidated equity interests in hospitals if we consider any such disposition to be in our best interests.

COVID-19 Pandemic

A novel strain of coronavirus causing the disease known as COVID-19 was first identified in December 2019, and has spread throughout the world, including across the United States. The Secretary of the U.S. Department of Health and Human Services, or HHS, has renewed the agency’s declaration of a national public health emergency, which was originally declared in January 2020, due to the continued consequences of the COVID-19 pandemic. During the third quarter of 2021, the number of COVID-19 cases and hospitalizations increased in the United States in comparison to earlier levels, and restrictive measures, including mask and vaccine requirements, were implemented or reinstituted by various government authorities and private businesses.

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

Negative economic conditions and other factors resulting from the COVID-19 pandemic have affected, and may continue to affect, our service mix, revenue mix, payor mix and/or patient volumes, as well as our ability to collect outstanding receivables. Pandemic-related factors may continue to adversely affect demand for our services, as well as the ability of patients and other payors to pay for services rendered. We have observed deterioration in the collectability of patient accounts receivable from uninsured patients compared to pre-pandemic levels which, if sustained, may adversely affect our financial results and require an increased level of working capital.

While we are not able to fully quantify the impact that the COVID-19 pandemic will have on our future financial results, we expect developments related to COVID-19 to continue to affect our financial performance. Moreover, the COVID-19 pandemic may otherwise have material adverse effects on our results of operations, financial position, and/or our cash flows if economic and/or public health conditions in the United States deteriorate. The ultimate impact of the pandemic on our financial results will depend on, among other factors, the duration and severity of the pandemic, the volume of canceled or rescheduled procedures at our facilities, the volume of COVID-19 patients cared for across our health systems, the timing, availability and acceptance of effective medical treatments and vaccines, the spread of potentially more contagious and/or virulent forms of the virus, including any possible variants of the virus that may be resistant to currently available vaccines, and the impact of government actions and administrative regulation on the hospital industry and broader economy, including through existing and any future stimulus efforts as well as vaccine requirements. As discussed below under “Overview of Legislative Developments”, we have received, and may continue to receive, payments and advances made available under the Coronavirus Aid, Relief, and Economic Security act, or the CARES Act, the Paycheck Protection Program and Health Care Enhancement Act, or the PPPHCE Act, the Consolidated Appropriations Act, 2021, or the CAA, the American Rescue Plan Act of 2021, or the ARPA, and other stimulus laws, which have been beneficial in partially mitigating the impact of the COVID-19 pandemic on our results of operation and financial position to date. The federal government may consider additional stimulus and relief efforts but we are unable to predict whether any additional stimulus measures will be enacted or their impact, if any. We are unable to assess the extent to which potential ongoing negative impacts on us arising from the COVID-19 pandemic will ultimately be offset by amounts received, and benefits which we may in the future receive, under the CARES Act, the PPPHCE Act, the CAA, the ARPA or any future stimulus measures.

Completed Divestiture and Acquisition Activity

During the nine months ended September 30, 2021, we completed the divestiture of five hospitals, including three which closed effective January 1, 2021 (for these hospitals we received net proceeds at a preliminary closing on December 31, 2020). These five hospitals represented annual net operating revenues in 2020 of approximately $275 million and, including the net proceeds for the three hospital divestitures that preliminarily closed on December 31, 2020, we received total net proceeds of approximately $28 million in connection with the disposition of these hospitals.

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

The following table provides a summary of hospitals that we divested during the nine months ended September 30, 2021 and the year ended December 31, 2020:

Hospital	Buyer	City, State	Licensed Beds	Effective Date
2021 Divestitures:
Lea Regional Medical Center	Covenant Health System	Hobbs, NM	84	January 1, 2021
Tennova Healthcare - Tullahoma	Vanderbilt University Medical Center	Tullahoma, TN	135	January 1, 2021
Tennova Healthcare - Shelbyville	Vanderbilt University Medical Center	Shelbyville, TN	60	January 1, 2021
Northwest Mississippi Medical Center	Delta Health System	Clarksdale, MS	181	February 1, 2021
AllianceHealth Midwest	SSM Health Care of Oklahoma	Midwest City, OK	255	April 1, 2021

2020 Divestitures:
Berwick Hospital Center	Fayette Holdings, Inc.	Berwick, PA	90	December 1, 2020
Brownwood Regional Medical Center	Hendrick Health System	Brownwood, TX	188	October 27, 2020
Abilene Regional Medical Center	Hendrick Health System	Abilene, TX	231	October 27, 2020
San Angelo Community Medical Center	Shannon Health System	San Angelo, TX	171	October 24, 2020
Bayfront Health St. Petersburg	Orlando Health, Inc.	St. Petersburg, FL	480	October 1, 2020
Hill Regional Hospital	AHRK Holdings, LLC	Hillsboro, TX	25	August 1, 2020
St. Cloud Regional Medical Center	Orlando Health, Inc.	St. Cloud, FL	84	July 1, 2020
Northern Louisiana Medical Center	Allegiance Health Management, Inc.	Ruston, LA	130	July 1, 2020
Shands Live Oak Regional Medical Center	HCA Healthcare, Inc. (“HCA”)	Live Oak, FL	25	May 1, 2020
Shands Starke Regional Medical Center	HCA	Starke, FL	49	May 1, 2020
Southside Regional Medical Center	Bon Secours Mercy Health System	Petersburg, VA	300	January 1, 2020
Southampton Memorial Hospital	Bon Secours Mercy Health System	Franklin, VA	105	January 1, 2020
Southern Virginia Regional Medical Center	Bon Secours Mercy Health System	Emporia, VA	80	January 1, 2020

While we previously disclosed that our formal portfolio rationalization program had concluded, we continue to receive interest from potential acquirers for certain of our hospitals, and may, from time to time, consider selling additional hospitals if we consider any such disposition to be in our best interests. We expect proceeds from any such divestitures to be used for general corporate purposes and capital expenditures.

During the nine months ended September 30, 2021, we paid approximately $3 million to acquire the operating assets and related businesses of certain physician practices, clinics and other ancillary businesses that operate within the communities served by our hospitals. We allocated the purchase price to property and equipment, working capital, noncontrolling interests and goodwill.

As described in the Notes to Condensed Consolidated Financial Statements (Unaudited) in Part I, Item 1 of this Form 10-Q under the heading “Acquisitions and Divestitures”, on July 30, 2021, we sold our unconsolidated minority equity interests in Macon Healthcare, LLC, a joint venture with certain subsidiaries of HCA representing two hospitals in Macon, Georgia, in which we owned a 38% interest. We received $110 million in cash in connection with the sale of these equity interests and recognized a pre-tax gain of approximately $26 million on the sale of our investments in unconsolidated affiliates during the three and nine months ended September 30, 2021.

Overview of Operating Results

Net operating revenues remained consistent at $3.1 billion for the three month periods ended September 30, 2021 and 2020. On a same-store basis, net operating revenues for the three months ended September 30, 2021 increased $205 million.

We had net income of $144 million during the three months ended September 30, 2021, compared to $128 million for the three months ended September 30, 2020. Net income for the three months ended September 30, 2021 included the following:

•	an after-tax charge of $1 million for the impairment of long-lived assets of divested businesses based on their estimated fair values, and
•	an after-tax benefit of $21 million for gain on the sale of investments in unconsolidated affiliates.

Net income for the three months ended September 30, 2020 included the following:

•	an after-tax benefit of $100 million for gain from early extinguishment of debt,
•

an after-tax charge of $1 million for the impairment of goodwill and long-lived assets of divested businesses based on their estimated fair values, net of gains recognized upon the sale of certain facilities, and

•	an after-tax charge of $8 million for employee termination benefits and other restructuring costs.

Consolidated inpatient admissions for the three months ended September 30, 2021, decreased 5.5%, compared to the three months ended September 30, 2020. Consolidated adjusted admissions for the three months ended September 30, 2021, decreased 3.4%, compared to the three months ended September 30, 2020. Same-store inpatient admissions for the three months ended September 30, 2021, increased 2.8%, compared to the three months ended September 30, 2020, and same-store adjusted admissions for the three months ended September 30, 2021, increased 4.7%, compared to the three months ended September 30, 2020.

Our net operating revenues for the nine months ended September 30, 2021 increased $465 million to approximately $9.1 billion compared to approximately $8.7 billion for the nine months ended September 30, 2020. On a same-store basis, net operating revenues for the nine months ended September 30, 2021 increased $1.2 billion.

We had net income of $146 million during the nine months ended September 30, 2021, compared to $254 million for the nine months ended September 30, 2020.  Net income for the nine months ended September 30, 2021 included the following:

•	an after-tax charge of $116 million for loss from early extinguishment of debt,
•	an after-tax charge of $19 million for the impairment of long-lived assets of divested businesses based on their estimated fair values, net of gains recognized upon the sale of certain businesses, and
•	an after-tax benefit of $21 million for gain on the sale of investments in unconsolidated affiliates.

Net income for the nine months ended September 30, 2020 included the following:

•	an after-tax charge of $3 million for government and other legal settlements and related costs,
•	an after-tax benefit of $97 million for gain from early extinguishment of debt,
•

an after-tax charge of $58 million for the impairment of goodwill and long-lived assets of divested businesses based on their estimated fair values, net of gains recognized upon the sale of certain facilities,

•	an after-tax charge of $12 million for employee termination benefits and other restructuring costs,
•

an after-tax charge of $1 million for legal expenses related to the settlement of certain litigation matters related to Health Management Associates, or HMA, which existed on or prior to July 29, 2013, and

•

income of approximately $240 million due to discrete tax benefits related to the release of federal and state valuation allowances on IRC Section 163(j) interest carryforwards as a result of an increase to the deductible interest expense allowed for 2019 and 2020 under the CARES Act that was enacted during the nine months ended September 30, 2020.

Consolidated inpatient admissions for the nine months ended September 30, 2021, decreased 5.5%, compared to the nine months ended September 30, 2020. Consolidated adjusted admissions for the nine months ended September 30, 2021, decreased 2.4%, compared to the nine months ended September 30, 2020. Same-store inpatient admissions for the nine months ended September 30, 2021, increased 4.3%, compared to the nine months ended September 30, 2020, and same-store adjusted admissions for the nine months ended September 30, 2021, increased 7.3%, compared to the nine months ended September 30, 2020.

Self-pay revenues represented approximately 1.3% and 0.5% of net operating revenues for the three months ended September 30, 2021 and 2020, respectively, and 0.9% and (0.1)% for the nine months ended September 30, 2021 and 2020, respectively. The amount of foregone revenue related to providing charity care services as a percentage of net operating revenues was approximately 6.9% and 9.1% for the three months ended September 30, 2021 and 2020, respectively, and 7.2% and 8.7% for the nine months ended September 30, 2021 and 2020, respectively. Direct and indirect costs incurred in providing charity care services as a percentage of net operating revenues was approximately 0.8% and 1.1% for the three months ended September 30, 2021 and 2020, respectively, and 0.8% and 1.0% for the nine months ended September 30, 2021 and 2020, respectively.

Overview of Legislative Developments

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

Of critical importance to us is the potential impact of any changes specific to the Medicaid program, including the funding and expansion provisions of the Affordable Care Act or any subsequent legislation or agency initiatives. Historically, the states with the greatest reductions in the number of uninsured adult residents have expanded Medicaid. A number of states have opted out of the Medicaid coverage expansion provisions, but could ultimately decide to expand their programs at a later date. Of the 16 states in which we operated hospitals as of September 30, 2021, nine states have taken action to expand their Medicaid programs. At this time, the other seven states have not, including Florida, Alabama, Tennessee and Texas, where we operated a significant number of hospitals as of September 30, 2021. Some states use, or have applied to use, waivers granted by the Centers for Medicare and Medicaid Services, or CMS, to implement expansion, impose different eligibility or enrollment conditions, or otherwise implement programs that vary from federal standards.

We believe that the Affordable Care Act has had a positive impact on net operating revenues and income as the result of the expansion of private sector and Medicaid coverage that has occurred. However, other provisions of the Affordable Care Act, such as requirements related to employee health insurance coverage and changes to Medicare and Medicaid reimbursement, have increased our operating costs or adversely impacted the reimbursement we receive. Legislative and executive branch efforts related to healthcare reform could result in increased prices for consumers purchasing health insurance coverage, or destabilize insurance markets. Some current initiatives, requirements and proposals, including requirements aimed at price transparency and out-of-network charges, may impact prices and the relationships between hospitals and insurers. In addition, members of Congress have proposed measures that would expand government-sponsored coverage, including single-payor models, and some states have implemented or are considering public health insurance options.

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

In recent years, a number of laws, including the Affordable Care Act and Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, have promoted shifting from traditional fee-for-service reimbursement models to alternative payment models that tie reimbursement to quality and cost of care. CMS currently administers various accountable care organizations and bundled payment demonstration projects and has indicated that it will continue to pursue similar initiatives. However, the COVID-19 pandemic may impact provider performance and data reporting under these initiatives. CMS has temporarily modified requirements of certain programs by, for example, implementing special scoring and payment policies intended to mitigate negative impacts of the public health emergency on hospitals participating in the Hospital Value-Based Purchasing Program.

As a result of the COVID-19 pandemic, federal and state governments have passed legislation, promulgated regulations, and taken other administrative actions intended to assist healthcare providers in providing care to COVID-19 and other patients during the public health emergency. These measures include temporary relief from Medicare conditions of participation requirements for healthcare providers, temporary relaxation of licensure requirements for healthcare professionals, temporary relaxation of privacy restrictions for telehealth remote communications, promoting use of telehealth by temporarily expanding the scope of services for which Medicare reimbursement is available, and limited waivers of fraud and abuse laws for activities related to COVID-19 during the public health emergency period.

Sources of COVID-19 relief include the CARES Act, which was enacted on March 27, 2020, the PPPHCE Act, which was enacted on April 24, 2020, the CAA, which was enacted on December 27, 2020, and the ARPA, which was enacted on March 11, 2021. In total, these stimulus laws authorize over $178 billion in funding to be distributed through the PHSSEF to eligible providers, including public entities and Medicare- and/or Medicaid-enrolled providers. PHSSEF payments are intended to compensate healthcare providers for lost revenues and incremental expenses incurred in response to the COVID-19 pandemic and are not required to be repaid, provided that recipients attest to and comply with certain terms and conditions, including limitations on balance billing, not using PHSSEF funds to reimburse expenses or losses that other sources have been or are obligated to reimburse and audit and reporting requirements.

In addition, the CARES Act expanded the Medicare Accelerated and Advance Payment Program to increase cash flow to providers impacted by the COVID-19 pandemic. Inpatient acute care hospitals were able to request accelerated payment of up to 100% of their Medicare payment amount for a six-month period. The Medicare Accelerated and Advanced Payment Program payments are advances that providers must repay. Providers are required to repay accelerated payments beginning one year after the payment was issued. After such one-year period, Medicare payments owed to providers will be recouped according to the repayment terms. The repayment terms specify that for the first 11 months after repayment begins, repayment will occur through an automatic recoupment of 25% of Medicare payments otherwise owed to the provider. At the end of the eleven-month period, recoupment will increase to 50% for six months. At the end of the six months (or 29 months from the receipt of the initial accelerated payment), Medicare will issue a letter for full repayment of any remaining balance, as applicable. In such event, if payment is not received within 30 days, interest will accrue at the annual percentage rate of 4% from the date the letter was issued, and will be assessed for each full 30-day period that the balance remains unpaid.

The CARES Act and related legislation include other provisions offering financial relief, for example suspending the Medicare sequestration payment adjustment from May 1, 2020 through December 31, 2021, which would have otherwise reduced payments to Medicare providers by 2% as required by the Budget Control Act of 2011 (but also extending sequestration through 2030). These laws also delay scheduled reductions to Medicaid DSH payments, provide a 20% add-on to the inpatient PPS DRG rate for COVID-19 patients for the duration of the public health emergency, and permit the deferral of payment of the employer portion of social security taxes between March 27, 2020 and December 31, 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. However, in addition to providing funding for healthcare providers, the ARPA increases the federal budget deficit in a manner that triggers an additional statutorily mandated sequestration under the Pay-As-You-Go Act of 2010, or PAYGO Act. As a result, absent congressional action, Medicare spending will be reduced by up to 4% in fiscal year 2022, to begin to take effect in January 2022, in addition to the existing sequestration requirements of the Budget Control Act of 2011.

Through September 30, 2021, net of amounts that have been repaid to the respective federal, state, and local agency, we received approximately $709 million in payments through the PHSSEF and various state and local programs on a cumulative basis since their enactment. Of the net amount received to-date, approximately $705 million was received during the year ended December 31, 2020 and the remainder was received during the nine months ended September 30, 2021. During October 2021, we submitted a combined application for Phase 4 of the CARES Act, or PRF Phase 4, and amounts appropriated by the ARPA for providers serving rural healthcare patients, or ARP Rural. No amounts have been received by us for the PRF Phase 4 or ARP Rural programs as of the date of this Form 10-Q and we are not able to predict the extent to which we may receive amounts pursuant to such programs, if any.

The estimate of the amount of payments received through the PHSSEF or state and local programs for which we are reasonably assured of meeting the underlying terms and conditions is updated each reporting period and is based on, among other things, the CARES Act and subsequent relief legislation, various Post-Payment Notice of Reporting Requirements issued by HHS during the period, responses to all applicable frequently asked questions and other interpretative guidance as published by HHS, expenses incurred attributable to coronavirus, our results of operations during such period as compared to our 2020 budget and the allocation of general and targeted fund distribution payments among subsidiaries during such period. The PHSSEF and state and local program payments recognized to-date did not impact net operating revenues, and had a positive impact on net income attributable to Community Health Systems, Inc. common stockholders during the three and nine months ended September 30, 2021, in the amount of $14 million and $77 million, respectively, and $337 million during the nine months ended September 30, 2020. No pandemic relief funds were recognized during the three months ended September 30, 2020. Amounts received through the PHSSEF or state and local programs that have not yet been recognized or otherwise have not been refunded to HHS are included within accrued liabilities-other in the condensed consolidated balance sheet, and such unrecognized amounts may be returned to HHS or the respective state or local agency, as applicable, or may be recognized in future periods if the underlying conditions for recognition are reasonably assured of being met.

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

With respect to the Medicare Accelerated and Advanced Payment Program, we received Medicare accelerated payments of approximately $1.2 billion in April 2020. No additional Medicare accelerated payments have been received by us since such time and because CMS is no longer accepting new applications for accelerated payments, we do not expect to receive additional Medicare accelerated payments. CMS began recouping Medicare accelerated payments in April 2021, and as of September 30, 2021, approximately $249 million of accelerated payments previously received by us have been recouped by CMS. Additionally, approximately $18 million and $77 million of amounts previously received were repaid to CMS or assumed by buyers related to hospitals we divested during the nine months ended September 30, 2021 and the year ended December 31, 2020, respectively. As of September 30, 2021, approximately $814 million of Medicare accelerated payments are reflected within accrued liabilities-other in the condensed consolidated balance sheet. As described in the Notes to Condensed Consolidated Financial Statements (Unaudited) in Part I, Item 1 of this Form 10-Q under the heading “Subsequent Events”, the outstanding balance of Medicare accelerated payments of $814 million as of September 30, 2021 was repaid in full to CMS in October 2021.

There is still a high degree of uncertainty surrounding the implementation of the CARES Act and other stimulus legislation. In addition, the public health emergency continues to evolve. Some of the measures allowing for flexibility in delivery of care and various financial supports for health care providers are available only for the duration of the public health emergency, and it is unclear whether or for how long the public health emergency declaration will be extended. The current declaration expires January 16, 2022. The HHS Secretary may choose to renew the declaration for successive 90-day periods for as long as the emergency continues to exist and may terminate the declaration whenever he determines that the public health emergency no longer exists, but has indicated that HHS will provide states with 60 days’ notice prior to termination of the declaration. The federal government may consider additional stimulus and relief efforts, but we are unable to predict whether additional stimulus measures will be enacted or their impact on us. There can be no assurance as to the total amount of financial and other types of assistance that we will receive under the CARES Act, other enacted stimulus legislation, or future measures, if any, and it is difficult to predict the impact of such measures on our operations or how they will affect operations of our competitors. Further, there can be no assurance that the terms of provider relief funding or other programs will not change or be interpreted in ways that affect our funding or eligibility to participate or our ability to comply with applicable requirements and retain amounts received. We continue to assess the potential impact of the CARES Act and other enacted stimulus legislation, the potential impact of future stimulus measures, if any, and the impact of other laws, regulations, and guidance related to COVID-19 on our business, results of operations, financial condition and cash flows.

In September 2021, as part of its plan for responding to the COVID-19 pandemic, the current presidential administration directed the Occupational Safety and Health Administration, or OSHA, to draft a rule which would require all employers with 100 or more employees to require their workforce to be fully vaccinated or, alternatively, to provide a negative COVID test result on a weekly basis. OSHA has drafted a rule (in the form of an emergency temporary standard) to implement this mandate, which is currently subject to review. In addition, CMS is in the process of preparing an interim final rule requiring COVID-19 vaccinations for workers in most health care settings that receive Medicare or Medicaid reimbursement, including clinical staff, individuals providing services under arrangements, volunteers, and staff who are not involved in direct patient care. Finally, some states have implemented or may implement in the future, vaccine mandates with respect to healthcare personnel. It is currently not possible to predict the impact that these rules may have on us.  However, these rules, if or when they become effective, could result in the loss of personnel who are unvaccinated, including at our hospitals and other healthcare facilities, in a manner that adversely affects us.

In June 2019, the U.S. Supreme Court ruled in Azar v. Allina Health Services that HHS failed to comply with statutory notice and comment rulemaking procedures before announcing an earlier policy related to DSH payments made under Medicare to hospitals. In response to this adverse ruling, CMS proposed a new rule in August 2020 in an attempt to retroactively cure the underlying procedural errors cited by the U.S. Supreme Court as the basis in their decision. CMS’s action has introduced uncertainty regarding the potential outcomes from the Supreme Court ruling, and the proposed rule has resulted in further litigation. If HHS or CMS are unsuccessful in their attempt to assert the proposed rule or another legal basis for their policy, one potential outcome is the federal government could be required to reimburse hospitals, including our affiliated hospitals, for Medicare DSH payments which otherwise would have been payable over certain prior time periods absent the enactment of this policy. While the ruling in Allina was specific to the DSH payments calculated for federal fiscal year 2012 for the plaintiff hospitals, we believe that, because of the precedent of this ruling, prior time periods with the potential for higher DSH payments, including federal fiscal years 2005 to 2013, could be impacted. There continues to be uncertainty regarding the extent to which, if any, Medicare DSH payments will be remitted to our affiliated hospitals as the result of Allina and subsequent litigation, and, if so, the timing of any such payments. Litigants in lawsuits challenging the proposed rule are seeking such relief. We anticipate that if it is ultimately determined that our affiliated hospitals are entitled to receive such Medicare DSH payments for these prior time periods, these payments could have a material positive impact on a non-recurring basis in any future period in which net income is recognized in respect thereof as well as on our cash flows from operations in any future period in which these payments are received.

The Corporate Integrity Agreement, or CIA, to which we have been subject, expired in September 2021. However, we are still subject to final audit and reporting requirements under the terms of the CIA. In connection with these final audit and reporting requirements, it remains possible that we will become subject to further action by the Office of Inspector General, or OIG, which could include the imposition of civil monetary penalties and/or the extension of the term of the CIA. For additional information regarding the terms of the CIA, see pages 20-21 of the 2020 Form 10-K.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Medicare	21.0%	23.1%	21.7%	24.1%
Medicaid	13.2	13.4	13.4	13.5
Managed Care and other third-party payors	64.5	63.0	64.0	62.5
Self-pay	1.3	0.5	0.9	(0.1)
Total	100.0%	100.0%	100.0%	100.0%

As shown above, we receive a substantial portion of our revenues from the Medicare and Medicaid programs. Included in Managed Care and other third-party payors is operating revenues from insurance companies with which we have insurance provider contracts, Medicare managed care, insurance companies for which we do not have insurance provider contracts, workers’ compensation carriers and non-patient service revenue, such as rental income and cafeteria sales. In the future, we generally expect the portion of revenues received from the Medicare and Medicaid programs to increase over the long-term due to the general aging of the population and the impact of the Affordable Care Act. The Affordable Care Act has increased the number of insured patients in states that have expanded Medicaid, which in turn, has reduced the percentage of revenues from self-pay patients. In addition, there has been a trend toward increased enrollment in Medicare and Medicaid managed care, which may adversely affect our operating revenue. We may also be impacted by regulatory requirements imposed on insurers, such as minimum medical-loss ratios and specific benefit requirements. Furthermore, in the normal course of business, managed care programs, insurance companies and employers actively negotiate the amounts paid to hospitals. Our relationships with payors may be impacted by price transparency initiatives and out-of-network billing restrictions, including those in the No Surprises Act, which takes effect January 1, 2022. There can be no assurance that we will retain our existing reimbursement arrangements or that these third-party payors will not attempt to further reduce the rates they pay for our services.

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-based reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for the treatment of patients covered by Medicare, Medicaid and non-governmental payors are generally less than our standard billing rates. We account for the differences between the estimated program reimbursement rates and our standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues and net income by an insignificant amount in each of the three and nine-month periods ended September 30, 2021 and 2020.

The payment rates under the Medicare program for hospital inpatient and outpatient acute care services are based on a prospective payment system, depending upon the diagnosis of a patient’s condition. These rates are indexed for inflation annually, although increases have historically been less than actual inflation. On August 13, 2021, CMS published the final rule to increase this index by 2.7% for hospital inpatient acute care services that are reimbursed under the prospective payment system, beginning October 1, 2021. Together with other changes to payment policies, the CMS final rule is expected to yield an average 2.5% increase in reimbursement for hospital inpatient acute care services. Hospitals that do not submit required patient quality data are subject to a reduction in payments. We are complying with this data submission requirement. Payments may also be affected by various other adjustments, such as admission and medical review criteria for inpatient services commonly known as the “two midnight rule.” This rule limits when services to Medicare beneficiaries are payable as inpatient hospital services. Reductions in the rate of increase or overall reductions in Medicare reimbursement may cause a decline in the growth of our net operating revenues.

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

The following tables summarize, for the periods indicated, selected operating data.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Operating results, as a percentage of net operating revenues:
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses (a)	(84.7)	(86.7)	(84.5)	(86.5)
Depreciation and amortization	(4.4)	(4.4)	(4.5)	(4.9)
Impairment and (gain) loss on sale of businesses, net	—	0.2	(0.3)	(0.6)
Income from operations	10.9	9.1	10.7	8.0
Interest expense, net	(6.9)	(8.2)	(7.3)	(9.0)
(Loss) gain from early extinguishment of debt	—	3.7	(0.9)	1.3
Gain on sale of investments in unconsolidated affiliates	0.8	—	0.3	—
Equity in earnings of unconsolidated affiliates	0.1	0.1	0.2	0.1
Income before income taxes	4.9	4.7	3.0	0.4
(Provision for) benefit from income taxes	(0.3)	(0.6)	(1.4)	2.5
Net income	4.6	4.1	1.6	2.9
Less: Net income attributable to noncontrolling interests	(1.0)	(0.5)	(1.0)	(0.6)
Net income attributable to Community Health Systems, Inc. stockholders	3.6%	3.6%	0.6%	2.3%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Percentage (decrease) increase from prior year:
Net operating revenues	(0.4)%	(3.7)%	5.4%	(12.6)%
Admissions (b)	(5.5)	(13.0)	(5.5)	(16.6)
Adjusted admissions (c)	(3.4)	(18.0)	(2.4)	(20.0)
Average length of stay (d)	8.5	9.3	6.5	2.2
Net income attributable to Community Health Systems, Inc.	(0.9)	758.8	(74.0)	166.2
Same-store percentage increase (decrease) from prior year (e):
Net operating revenues	7.1%	2.9%	14.8%	(6.3)%
Admissions (b)	2.8	(6.2)	4.3	(9.8)
Adjusted admissions (c)	4.7	(11.5)	7.3	(13.5)

(a)

Operating expenses include salaries and benefits, supplies, other operating expenses, government and other legal settlements and related costs, lease cost and rent, net of the reduction in operating expenses through September 30, 2021 and 2020, resulting from the recognition of pandemic relief funds.

(b)	Admissions represents the number of patients admitted for inpatient treatment.
(c)

Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by multiplying admissions by gross patient revenues and then dividing that number by gross inpatient revenues.

(d)	Average length of stay represents the average number of days inpatients stay in our hospitals.
(e)	Excludes information for businesses sold or closed during 2020 and the nine months ended September 30, 2021.

Items (b) – (e) are metrics used to manage our performance. These metrics provide useful insight to investors about the volume and acuity of services we provide, which aid in evaluating our financial results.

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Net operating revenues remained consistent at $3.1 billion for the three month periods ended September 30, 2021 and 2020. Net operating revenues on a same-store basis from hospitals that were operated throughout both periods increased $205 million, or 7.1%, during the three months ended September 30, 2021, as compared to the three months ended September 30, 2020. Increases in net operating revenues, on a same-store basis, for the three months ended September 30, 2021 compared to 2020, primarily reflect increased volumes and higher acuity during the 2021 period. Non-same-store net operating revenues decreased $216 million during the three months ended September 30, 2021, in comparison to the prior year period, with the decrease attributable primarily to the divestiture of hospitals during 2020 and 2021. On a consolidated basis, inpatient admissions decreased by 5.5% during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. Also on a consolidated basis, adjusted admissions decreased by 3.4% during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. On a same-store basis, net operating revenues per adjusted admission increased 2.3%, while inpatient admissions increased by 2.8% and adjusted admissions increased by 4.7% for the three months ended September 30, 2021, compared to the three months ended September 30, 2020.

All operating expense calculations, as a percentage of net operating revenues, were impacted by the net effect of divestitures and the aforementioned increase in same-store net operating revenues. Operating costs and expenses, as a percentage of net operating revenues, decreased from 90.9% during the three months ended September 30, 2020 to 89.1% during the three months ended September 30, 2021. Operating costs and expenses, excluding depreciation and amortization and impairment and (gain) loss on sale of businesses, as a percentage of net operating revenues, decreased from 86.7% for the three months ended September 30, 2020 to 84.7% for the three months ended September 30, 2021. Salaries and benefits, as a percentage of net operating revenues, decreased from 43.7% for the three months ended September 30, 2020 to 42.9% for the three months ended September 30, 2021. Supplies, as a percentage of net operating revenues, increased from 16.7% for the three months ended September 30, 2020 to 17.0% for the three months ended September 30, 2021, primarily due to an increase in our expenses associated with COVID-19 related pharmaceuticals. Other operating expenses, as a percentage of net operating revenues, decreased from 23.6% for the three months ended September 30, 2020 to 23.0% for the three months ended September 30, 2021. Lease cost and rent, as a percentage of net operating revenues, decreased from 2.7% for the three months ended September 30, 2020 to 2.4% for the three months ended September 30, 2021. Pandemic relief funds, as a percentage of net operating revenues, was (0.6)% for the three months ended September 30, 2021, compared to 0.0% for the three months ended September 30, 2020.

Depreciation and amortization, as a percentage of net operating revenues, remained consistent at 4.4% for both of the three-month periods ended September 30, 2021 and 2020.

Impairment and (gain) loss on sale of businesses, net was expense of $1 million for the three months ended September 30, 2021, compared to a gain of $(7) million for the three months ended September 30, 2020, related primarily to divestitures in each respective period.

Interest expense, net, decreased by $41 million to $216 million for the three months ended September 30, 2021 compared to $257 million for the three months ended September 30, 2020. This was primarily due to our debt refinancing activities in 2020 and 2021 as discussed further in Capital Resources.

No (gain) loss from early extinguishment of debt was recognized during the three months ended September 30, 2021. Gain from early extinguishment of debt of $115 million was recognized during the three months ended September 30, 2020, as a result of extinguishment of a portion of certain series of our outstanding notes through open market repurchases.

The pre-tax gain on sale of investments in unconsolidated affiliates of $26 million was recognized during the three months ended September 30, 2021, resulting from the sale of our minority equity interests in Macon Healthcare, LLC, a joint venture with certain subsidiaries of HCA representing two hospitals in Macon, Georgia, in which we owned a 38% interest.

Equity in earnings of unconsolidated affiliates, as a percentage of net operating revenues, remained consistent at (0.1)% for both of the three-month periods ended September 30, 2021 and 2020.

The net results of the above-mentioned changes resulted in income before income taxes increasing $6 million to $154 million for the three months ended September 30, 2021 from $148 million for the three months ended September 30, 2020.

Our provision for income taxes for the three months ended September 30, 2021 was $10 million compared to $20 million for the three months ended September 30, 2020. Our effective tax rates were 6.5% and 13.5% for the three months ended September 30, 2021 and 2020, respectively. The difference in our effective tax rate for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, was primarily due to an increase in the valuation allowance recognized on IRC Section 163(j) interest carryforwards created as a result of financing transactions completed during the three months ended September 30, 2020.

Net income, as a percentage of net operating revenues, was 4.6% for the three months ended September 30, 2021 compared to 4.1% for the three months ended September 30, 2020.

Net income attributable to noncontrolling interests as a percentage of net operating revenues was 1.0% for the three months ended September 30, 2021, compared to 0.5% for the three months ended September 30, 2020.

Net income attributable to Community Health Systems, Inc. stockholders was $111 million for the three months ended September 30, 2021, compared to $112 million for the three months ended September 30, 2020.

Nine months Ended September 30, 2021 Compared to Nine months Ended September 30, 2020

Net operating revenues increased by 5.4% to approximately $9.1 billion for the nine months ended September 30, 2021, from approximately $8.7 billion for the nine months ended September 30, 2020. Net operating revenues on a same-store basis from hospitals that were operated throughout both periods increased $1.2 billion, or 14.8%, during the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. Increases in net operating revenues, both on a consolidated and same-store basis, for the nine months ended September 30, 2021 compared to 2020, resulted from increased volumes and higher acuity during the 2021 period. Non-same-store net operating revenues decreased $705 million during the nine months ended September 30, 2021, in comparison to the prior year period, with the decrease attributable primarily to the divestiture of hospitals during 2020 and 2021. On a consolidated basis, inpatient admissions decreased by 5.5% during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. Also on a consolidated basis, adjusted admissions decreased by 2.4% during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. On a same-store basis, net operating revenues per adjusted admission increased 6.9%, while inpatient admissions increased by 4.3% and adjusted admissions increased by 7.3% for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020.

All operating expense calculations, as a percentage of net operating revenues, were impacted by the net effect of divestitures and the aforementioned increase in same-store net operating revenues. Operating expenses, as a percentage of net operating revenues, decreased from 92.0% during the nine months ended September 30, 2020 to 89.3% during the nine months ended September 30, 2021. Operating expenses, excluding depreciation and amortization and impairment and loss on sale of businesses, as a percentage of net operating revenues, decreased from 86.5% for the nine months ended September 30, 2020 to 84.5% for the nine months ended September 30, 2021. Salaries and benefits, as a percentage of net operating revenues, decreased from 46.8% for the nine months ended September 30, 2020 to 42.7% for the nine months ended September 30, 2021. Supplies, as a percentage of net operating revenues, increased from 16.6% for the nine months ended September 30, 2020 to 16.7% for the nine months ended September 30, 2021, primarily due to an increase in our expenses associated with COVID-19 related pharmaceuticals. Other operating expenses, as a percentage of net operating revenues, decreased from 25.4% for the nine months ended September 30, 2020 to 23.7% for the nine months ended September 30, 2021. Lease cost and rent, as a percentage of net operating revenues, decreased from 2.9% for the nine months ended September 30, 2020 to 2.5% for the nine months ended September 30, 2021. Pandemic relief funds, as a percentage of net operating revenues, was (1.1)% for the nine months ended September 30, 2021, compared to (5.2)% for the nine months ended September 30, 2020.

Depreciation and amortization, as a percentage of net operating revenues, decreased to 4.5% for the nine months ended September 30, 2021 from 4.9% for the nine months ended September 30, 2020, primarily due to the decrease in net operating revenues during the nine months ended September 30, 2020, as a result of the COVID-19 pandemic.

Impairment and (gain) loss on sale of businesses was $24 million for the nine months ended September 30, 2021, compared to $48 million for the nine months ended September 30, 2020, related to impairment of the long-lived assets and reporting unit goodwill allocated to hospitals classified as held for sale or sold during the respective periods.

Interest expense, net, decreased by $113 million to $666 million for the nine months ended September 30, 2021 compared to $779 million for the nine months ended September 30, 2020. This was primarily due to our debt refinancing activity during 2020 and 2021 as discussed further in Capital Resources.

Loss from early extinguishment of debt of $79 million was recognized during the nine months ended September 30, 2021, as a result of the refinancing of certain of our outstanding notes as discussed further in Capital Resources. Gain from early extinguishment of debt of $111 million was recognized during the nine months ended September 30, 2020, as a result of extinguishment of a portion of certain series of our outstanding notes through open market repurchases.

The pre-tax gain on sale of investments in unconsolidated affiliates of $26 million was recognized during the nine months ended September 30, 2021, resulting from the sale of our minority equity interests in Macon Healthcare, LLC, a joint venture with certain subsidiaries of HCA representing two hospitals in Macon, Georgia, in which we owned a 38% interest.

Equity in earnings of unconsolidated affiliates, as a percentage of net operating revenues, increased to (0.2)% for the nine months ended September 30, 2021 from (0.1)% for the nine months ended September 30, 2020.

The net results of the above-mentioned changes resulted in income before income taxes increasing $245 million to $278 million for the nine months ended September 30, 2021 from $33 million for the nine months ended September 30, 2020.

Our provision for income taxes for the nine months ended September 30, 2021 was $132 million compared to a benefit from income taxes of $221 million for the nine months ended September 30, 2020. Our effective tax rates were 47.5% and (669.7)% for the nine months ended September 30, 2021 and 2020, respectively. The difference in our effective tax rate for the nine months ended September 30, 2021, when compared to the nine months ended September 30, 2020, was primarily due to the changes in tax benefits as a result of an increase to the deductible interest expense allowed for 2019 and 2020 under the CARES Act that was enacted during the three months ended March 31, 2020.

Net income, as a percentage of net operating revenues, was 1.6% for the nine months ended September 30, 2021 compared to 2.9% for the nine months ended September 30, 2020.

Net income attributable to noncontrolling interests, as a percentage of net operating revenues, increased to 1.0% for the nine months ended September 30, 2021 from 0.6% for the nine months ended September 30, 2020.

Net income attributable to Community Health Systems, Inc. stockholders was $52 million for the nine months ended September 30, 2021, compared to $200 million for the nine months ended September 30, 2020.

Liquidity and Capital Resources

Net cash provided by operating activities decreased $1.7 billion, from approximately $2.1 billion for the nine months ended September 30, 2020, to approximately $400 million for the nine months ended September 30, 2021. The decrease was primarily attributable to the receipt of Medicare accelerated payments as well as PHSSEF funds under the CARES Act and PPPHCE Act during the nine months ended September 30, 2020. Cash paid for interest was $572 million during the nine months ended September 30, 2021 compared to $765 million for the nine months ended September 30, 2020. Cash paid for income taxes, net of refunds received, resulted in a net payment of $3 million, and a net payment of approximately $2 million during the nine months ended September 30, 2021 and 2020, respectively.

Our net cash used in investing activities was approximately $313 million for the nine months ended September 30, 2021, compared to net cash provided by investing activities of approximately $9 million for the nine months ended September 30, 2020, a decrease of approximately $322 million. The cash used in investing activities during the nine months ended September 30, 2021 was primarily impacted by a decrease of $330 million in cash proceeds from dispositions of hospitals and other ancillary operations, an increase in cash used in the purchase of property and equipment of $17 million, an increase of $2 million in cash used for acquisition of facilities and other related businesses, an increase in cash used in the net impact of the purchase and sale of available-for-sale and equity securities of $61 million, an increase in cash from the sale of investments in unconsolidated affiliates of $110 million and an increase in cash used to purchase other investments of $25 million. The decrease in cash used in investing activities was partially offset by a $3 million increase in cash proceeds from the sale of property and equipment.

Our net cash used in financing activities was approximately $469 million for the nine months ended September 30, 2021, compared to approximately $504 million for the nine months ended September 30, 2020, a decrease in cash used in financing activities of approximately $35 million. This was primarily due to the net effect of our debt repayments, refinancing activities, and cash paid for deferred financing costs and other debt-related costs during the nine months ended September 30, 2021.

Amounts received through the PHSSEF or state and local programs that had not yet been recognized or otherwise refunded to HHS as of September 30, 2021 totaled approximately $6 million. Such amount is included within accrued liabilities-other in the condensed consolidated balance sheet, and such unrecognized amounts may either be returned to HHS or the respective state or local agency or may be recognized in future periods if the underlying conditions for recognition are met.

As noted above, we received Medicare accelerated payments of approximately $1.2 billion in April 2020 under the Medicare Accelerated and Advanced Payments Program. No additional Medicare accelerated payments have been received by us since such time. CMS began recouping Medicare accelerated payments in April 2021 and as of September 30, 2021, approximately $249 million of accelerated payments previously received by us has been recouped by CMS. Additionally, approximately $18 million and $77 million of amounts previously received were repaid to CMS or assumed by buyers related to hospitals we divested during the nine months ended September 30, 2021 and year ended December 31, 2020, respectively. As of September 30, 2021, approximately $814 million of Medicare accelerated payments are reflected within accrued liabilities-other in the condensed consolidated balance sheet. As described in the Notes to Condensed Consolidated Financial Statements (Unaudited) in Part I, Item 1 of this Form 10-Q under the heading “Subsequent Events”, the outstanding balance of Medicare accelerated payments of $814 million as of September 30, 2021 was repaid in full to CMS in October 2021.

The CARES Act provided for deferred payment of the employer portion of social security taxes between March 27, 2020 and December 31, 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. We began deferring the employer portion of social security taxes in mid-April 2020 and, as of September 30, 2021, we had deferred approximately $146 million. Of this amount, approximately $73 million is included within accrued liabilities employee compensation and approximately $73 million is included within other long-term liabilities in the condensed consolidated balance sheet.

As described in the Notes to Condensed Consolidated Financial Statements (Unaudited) in Part I, Item 1 of this Form 10-Q under the heading “Acquisitions and Divestitures”, on July 30, 2021, we sold our unconsolidated minority equity interests in Macon Healthcare, LLC, a joint venture with certain subsidiaries of HCA representing two hospitals in Macon, Georgia, in which we owned a 38% interest. We received $110 million in cash in connection with the sale of these equity interests during the three months ended September 30, 2021.

There have been no material changes outside of the ordinary course of business to our upcoming cash obligations during the nine months ended September 30, 2021 from those disclosed in the table on page 64 of our 2020 Form 10-K, except as discussed below related to debt refinancing activity during 2021.

Capital Expenditures

Cash expenditures for purchases of facilities and other related businesses were approximately $3 million for the nine months ended September 30, 2021, compared to $1 million for the nine months ended September 30, 2020. Our expenditures for the nine months ended September 30, 2021 and 2020 were primarily related to physician practices and other ancillary services.

Excluding the cost to construct replacement and de novo hospitals, our cash expenditures for routine capital for the nine months ended September 30, 2021 totaled $237 million compared to $186 million for the nine months ended September 30, 2020. These capital expenditures related primarily to the purchase of additional equipment, minor renovations and information systems infrastructure. Costs to construct replacement hospitals totaled $47 million for the nine months ended September 30, 2021, primarily related to the construction of a replacement facility in Fort Wayne, Indiana, which is expected to be completed during the fourth quarter of 2021. Costs to construct replacement hospitals for the nine months ended September 30, 2020 totaled $97 million, primarily related to the construction of a replacement facility in La Porte, Indiana. During the nine months ended September 30, 2021 and 2020, we also had cash expenditures of $50 million and $34 million, respectively, that represent both planning and construction costs for two de novo hospitals in the Tucson, Arizona market. In the Tucson, Arizona market, we commenced operations for an 18-bed micro-hospital during the fourth quarter of 2020, while the other de novo hospital is expected to be completed in the first half of 2022 and have 52 beds.

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

Capital Resources

Net working capital was approximately $1.1 billion at September 30, 2021, compared to $1.7 billion at December 31, 2020. Net working capital decreased by approximately $608 million between December 31, 2020 and September 30, 2021. The decrease is primarily due to the decrease in cash, as a result of debt repayments, repayment of Medicare accelerated payments and classification of the remaining liability for Medicare accelerated payments as current, refinancing activities and cash paid for deferred financing costs during the nine months ended September 30, 2021, partially offset by a decrease in current maturities of long-term debt.

In addition to cash flows from operations, available sources of capital include amounts available under the asset-based loan (ABL) credit agreement, or the ABL Credit Agreement, which we entered into on April 3, 2018, as well as anticipated access to public and private debt markets.

Pursuant to the ABL Credit Agreement, the lenders have extended to CHS/Community Health Systems Inc., or CHS, a revolving asset-based loan facility, or the ABL Facility, in the maximum aggregate principal amount of $1.0 billion, subject to borrowing base capacity. At September 30, 2021, the available borrowing base under the ABL Facility was $836 million, of which $108 million was reserved for outstanding letters of credit and $728 million represented excess availability. We had no outstanding borrowings as of September 30, 2021. Letters of credit were reduced during the nine months ended September 30, 2021 by $42 million, primarily in relation to a professional liability claim that was settled and funded during the three months ended December 31, 2020. The issued letters of credit are primarily in support of potential insurance-related claims and certain bonds. Principal amounts outstanding under the ABL Facility, if any, will be due and payable in full on April 3, 2023.

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

As of September 30, 2021, approximately $35 million of our outstanding debt of $12.0 billion is due within the next 12 months.

Through September 30, 2021, we received approximately $1.2 billion of accelerated payments pursuant to the Medicare Accelerated and Advance Payment Program. As of September 30, 2021, approximately $814 million of Medicare accelerated payments remained outstanding and are reflected within accrued liabilities-other in the condensed consolidated balance sheet. Recoupment of these funds by CMS began in April 2021 under the repayment framework more specifically described above under “Overview of Legislative Developments” of this “Management’s Discussion and Analysis of Financial Condition and Results of

Operations.” As described in the Notes to Condensed Consolidated Financial Statements (Unaudited) in Part I, Item 1 of this Form 10-Q under the heading “Subsequent Events”, the outstanding balance of Medicare accelerated payments of $814 million as of September 30, 2021 was repaid in full to CMS in October 2021. Additionally, the CARES Act permitted the deferral of payment of the employer portion of social security taxes between March 27, 2020 and December 31, 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. Through September 30, 2021, we had deferred approximately $146 million of which, approximately $73 million is included within accrued liabilities employee compensation and approximately $73 million is included within other long-term liabilities in the condensed consolidated balance sheets. The deferral of the employer portion of social security taxes along with the repayment of Medicare accelerated payments are expected to negatively impact our cash flows from operations during 2021.

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

Off-balance Sheet Arrangements

Off-balance sheet arrangements consist of letters of credit of $108 million issued on the ABL Facility, primarily in support of potential insurance-related claims and certain bonds, as well as approximately $13 million representing the maximum potential amount of future payments under physician recruiting guarantee commitments in excess of the liability recorded at September 30, 2021.

As previously discussed, we have a commitment to build one replacement facility. As part of an acquisition in 2016, we agreed to build a replacement facility in Knox, Indiana. The estimated construction costs, including equipment costs, are currently estimated to be approximately $15 million. We have incurred no cost to date for the construction of the replacement facility in Knox, Indiana.

Noncontrolling Interests

We have sold noncontrolling interests in certain of our subsidiaries or acquired subsidiaries with existing noncontrolling interest ownership positions. As of September 30, 2021, we have hospitals in eight of the markets we serve, with noncontrolling physician ownership interests ranging from less than 1% to 40%. In addition, as of September 30, 2021, we have five other hospitals with noncontrolling interests owned by non-profit entities or a for-profit subsidiary of a non-profit entity. Redeemable noncontrolling interests in equity of consolidated subsidiaries was $493 million and $484 million at September 30, 2021 and December 31, 2020, respectively, and noncontrolling interests in equity of consolidated subsidiaries was $83 million and $87 million at September 30, 2021 and December 31, 2020, respectively. The amount of net income attributable to noncontrolling interests was $33 million and $16 million for the three month periods ended September 30, 2021 and 2020, respectively, and $94 million and $54 million for the nine months ended September 30, 2021 and 2020, respectively. As a result of the change in the Stark Law “whole hospital” exception included in the Affordable Care Act, we are not permitted to introduce physician ownership at any of our hospital facilities that did not have physician ownership at the time of the adoption of the Affordable Care Act, or increase the aggregate percentage of physician ownership in any of our former or existing hospital joint ventures in excess of the aggregate physician ownership level held at the time of the adoption of the Affordable Care Act.

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

Revenue Recognition

We record net operating revenues at the transaction price estimated to reflect the total consideration due from patients and third-party payors in exchange for providing goods and services in patient care. These services are considered to be a single performance obligation and have a duration of less than one year. Revenues are recorded as these goods and services are provided. The transaction price, which involves significant estimates, is determined based on our standard charges for the goods and services provided, with a reduction recorded for price concessions related to third party contractual arrangements as well as patient discounts and patient price concessions. During each of the three and nine-month periods ended September 30, 2021 and 2020, the impact of changes to the inputs used to determine the transaction price was considered immaterial to the current period.

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

Due to the complexities involved in these estimates, actual payments we receive could be different from the amounts we estimate and record. If the actual contractual reimbursement percentage under government programs and managed care contracts differed by 1% at September 30, 2021 from our estimated reimbursement percentage, net income for the nine months ended September 30, 2021 would have changed by approximately $88 million, and net accounts receivable at September 30, 2021 would have changed by $113 million. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues and net income by an insignificant amount for each of the three and nine-month periods ended September 30, 2021 and 2020.

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

Patient accounts receivable can be impacted by the effectiveness of our collection efforts. Additionally, significant changes in payor mix, business office operations, economic conditions or trends in federal and state governmental healthcare coverage could affect the net realizable value of accounts receivable. We also continually review the net realizable value of accounts receivable by monitoring historical cash collections as a percentage of trailing net operating revenues, as well as by analyzing current period net revenue and admissions by payor classification, days revenue outstanding, the composition of self-pay receivables between pure self-pay patients and the patient responsibility portion of third-party insured receivables, the impact of recent acquisitions and dispositions and the impact of current economic and other events. If the actual collection percentage differed by 1% at September 30, 2021 from our estimated collection percentage as a result of a change in expected recoveries, net income for the nine months ended September 30, 2021 would have changed by $42 million, and net accounts receivable at September 30, 2021 would have changed by $54 million. We also continually review our overall reserve adequacy by monitoring historical cash collections as a percentage of trailing net operating revenues, as well as by analyzing current period net revenue and admissions by payor classification, days revenue outstanding, the composition of self-pay receivables between pure self-pay patients and the patient responsibility portion of third-party insured receivables and the impact of recent acquisitions and dispositions.

Our policy is to write-off gross accounts receivable if the balance is under $10.00 or when such amounts are placed with outside collection agencies. We believe this policy accurately reflects our ongoing collection efforts and is consistent with industry practices. We had approximately $2.4 billion at September 30, 2021, and $3.3 billion at December 31, 2020, being pursued by various outside collection agencies. We expect to collect less than 3%, net of estimated collection fees, of the amounts being pursued by outside collection agencies. As these amounts have been written-off, they are not included in our accounts receivable. Collections on amounts previously written-off are recognized as a recovery of net operating revenues when received. However, we take into consideration estimated collections of these future amounts written-off in determining the implicit price concessions used to measure the transaction price for the applicable portfolio of patient accounts receivable.

All of the following information is derived from our hospitals, excluding clinics, unless otherwise noted.

Patient accounts receivable from our hospitals represent approximately 98% of our total consolidated accounts receivable.

Days revenue outstanding, adjusted for the impact of receivables for state Medicaid supplemental payment programs and divested facilities, was 56 days and 52 days at September 30, 2021 and December 31, 2020, respectively.

Total gross accounts receivable (prior to allowance for contractual adjustments and implicit price concessions) was approximately $16.4 billion as of September 30, 2021 and approximately $14.8 billion as of December 31, 2020. The approximate percentage of total gross accounts receivable (prior to allowance for contractual adjustments and implicit price concessions) summarized by aging categories is as follows:

As of September 30, 2021:
	% of Gross Receivables
Payor	0 - 90 Days	90 - 180 Days	180 - 365 Days	Over 365 Days
Medicare	12%	—%	—%	—%
Medicaid	8%	1%	1%	1%
Managed Care and Other	34%	5%	4%	2%
Self-Pay	8%	6%	7%	11%

As of December 31, 2020:
	% of Gross Receivables
Payor	0 - 90 Days	90 - 180 Days	180 - 365 Days	Over 365 Days
Medicare	13%	1%	—%	—%
Medicaid	7%	1%	1%	1%
Managed Care and Other	31%	4%	3%	3%
Self-Pay	8%	6%	9%	12%

The approximate percentage of total gross accounts receivable (prior to allowances for contractual adjustments and implicit price concessions) summarized by payor is as follows:

	September 30,	December 31,
	2021	2020
Insured receivables	67.3%	64.3%
Self-pay receivables	32.7	35.7
Total	100.0%	100.0%

The combined total at our hospitals and clinics for the estimated implicit price concessions for self-pay accounts receivable and allowances for other self-pay discounts and contractuals, as a percentage of gross self-pay receivables, was approximately 91% at both September 30, 2021 and December 31, 2020. If the receivables that have been written-off, but where collections are still being pursued by outside collection agencies, were included in both the allowances and gross self-pay receivables specified above, the percentage of combined allowances to total self-pay receivables would have been 94% at both September 30, 2021 and December 31, 2020.

Goodwill and Other Intangibles

Goodwill represents the excess of the fair value of the consideration conveyed in the acquisition over the fair value of net assets acquired. Goodwill is evaluated for impairment annually and when an event occurs or circumstances change that, more likely than not, reduce the fair value of the reporting unit below its carrying value. During 2017, we early adopted Accounting Standards Update 2017-04, which allows a company to record a goodwill impairment when the reporting units carrying value exceeds the fair value determined in step one. We performed our last annual goodwill impairment evaluation during the fourth quarter of 2020 using the October 31, 2020 measurement date, which indicated no impairment.

At September 30, 2021, we had approximately $4.2 billion of goodwill recorded, all of which resides at our hospital operations reporting unit. A detailed evaluation of potential impairment indicators was performed as of September 30, 2021. On the basis of available evidence as of September 30, 2021, no impairment indicators were identified.

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

The net present value of the projected payments was discounted using a weighted-average risk-free rate of approximately 1.9% and 1.8% at September 30, 2021 and December 31, 2020, respectively. This liability is adjusted for new claims information in the period such information becomes known to us. Professional malpractice expense includes the losses resulting from professional liability claims and loss adjustment expense, as well as paid excess insurance premiums, and is presented within other operating expenses in the accompanying condensed consolidated statements of income.

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

There were no significant changes in our estimate of the reserve for professional liability claims during the nine months ended September 30, 2021.

Income Taxes

We must make estimates in recording provision for income taxes, including determination of deferred tax assets and deferred tax liabilities and any valuation allowances that might be required against the deferred tax assets. We believe that future income will enable us to realize certain deferred tax assets, subject to the valuation allowance we have established.

The total amount of unrecognized benefit that would impact the effective tax rate, if recognized, was less than $1 million as of September 30, 2021. A total of less than $1 million of interest and penalties is included in the amount of liability for uncertain tax positions at September 30, 2021. It is our policy to recognize interest and penalties related to unrecognized benefits in our condensed consolidated statements of income as income tax expense.

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

FORWARD-LOOKING STATEMENTS

Some of the matters discussed in this Report include “forward-looking statements” within the meaning of the federal securities laws, which involve risks, assumptions and uncertainties. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “thinks,” and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include, among other things:

•

developments related to COVID-19, including, without limitation, related to the length and severity of the pandemic; the volume of canceled or rescheduled procedures; the volume of COVID-19 patients cared for across our health systems; the timing, availability and acceptance of effective medical treatments and vaccines; the spread of potentially more contagious and/or virulent forms of the virus, including any possible variants of the virus that may be resistant to currently available vaccines; measures we are taking to respond to the COVID-19 pandemic; the impact of government actions and administrative regulation on us, including with respect to vaccine mandates; changes in net revenue due to patient volumes, payor mix and negative macroeconomic conditions; increased expenses related to labor, supply chain, capital and other expenditures; workforce disruptions; and supply shortages and disruptions;

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

•

potential adverse impact of known and unknown legal, regulatory and governmental proceedings and other loss contingencies, including governmental investigations and audits, and federal and state false claims act litigation;

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

•	the impact that changes in our relationships with joint venture or syndication partners could have on effectively operating our hospitals or ancillary services or in advancing strategic opportunities;
•	our ability to successfully integrate any acquired hospitals, or to recognize expected synergies from acquisitions;
•	the impact of seasonal severe weather conditions, including the timing and amount of insurance recoveries in relation to severe weather events;
•	our ability to obtain adequate levels of insurance, including general liability, professional liability, and directors and officers liability insurance;
•	timeliness of reimbursement payments received under government programs;
•	effects related to pandemics, epidemics, or outbreaks of infectious diseases, including the novel coronavirus causing the disease known as COVID-19 as noted above;
•	the impact of cyber-attacks or security breaches;
•	any developments with respect to the Corporate Integrity Agreement;
•	the concentration of our revenue in a small number of states;
•	our ability to realize anticipated cost savings and other benefits from our current strategic and operational cost savings initiatives;
•	any changes in or interpretations of income tax laws and regulations; and
•	the other risk factors set forth in our 2020 Form 10-K, and our other public filings with the SEC.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

During the three months ended September 30, 2021, there have been no material changes in the quantitative and qualitative disclosures set forth in Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our 2020 Form 10-K.

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

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2021 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

The following legal proceedings are described in detail because, although certain legal proceedings may not be required to be disclosed in this Part II, Item 1 under SEC rules, due to the nature of the business of the Company, we believe that the following discussion of these matters may provide useful information to security holders. This discussion does not include claims and lawsuits covered by medical malpractice, general liability or employment practices insurance and risk retention programs, none of which claims or lawsuits would in any event be required to be disclosed in this Part II, Item 1 under SEC rules.

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

Padilla Derivative Litigation. Four purported shareholder derivative cases have been filed in two District Courts relating to the factual allegations in the Padilla litigation; Three of these cases have been consolidated in In re Community Health Systems, Inc. Shareholder Derivative Litigation and are pending in the United States District Court for the District of Delaware; namely, Faisal Hussain v. Wayne T. Smith, et al, filed August 12, 2019; Susheel Tanjavoor v. Wayne T. Smith, et al., filed August 29, 2019; and Kevin Aronson v. Wayne T. Smith, et al, filed April 29, 2020. The fourth case, Roger Trombley v. Wayne T. Smith, et al, filed August 20, 2019, is pending in the United States District Court for the Middle District of Tennessee. All four cases seek relief derivatively and on behalf of Community Health Systems, Inc. against certain Company officers and directors based on alleged breaches of fiduciary duty, unjust enrichment, and other acts related to certain Company disclosures in 2017 and 2018 regarding the Company’s adoption of Accounting Standards Update 2014-09, which the Company adopted effective January 1, 2018. All four cases are stayed by court order until the United States District Court for the Middle District of Tennessee rules on the defendants’ motion to dismiss in the Padilla action.

Oui Tam Litigation

U.S. ex rel Larry Bomar v. Bayfront HMA Medical Center, LLC, et al – On September 14, 2017, our former hospital in St. Petersburg, Florida received a civil investigative demand, or CID, from the United States Department of Justice for information concerning its historic participation in the Florida Low Income Pool Program. The Low Income Pool Program, or LIP, is a funding pool to support healthcare providers that provide uncompensated care to Florida residents who are uninsured or underinsured. The CID sought documentation related to agreements between the hospital and Pinellas County. On June 13, 2019, an additional ten of our affiliated hospitals in Florida received CIDs related to the same subject matter, along with two CIDs addressed to our affiliated management company and the parent company. We cooperated fully with the investigation. On September 15, 2021, the United States District Court for the Middle District of Florida ordered the unsealing of this qui tam complaint, which contains allegations related to the information sought in the September 14, 2017 CID. Specifically, the relator claims our former hospital in St. Petersburg – Bayfront Medical Center St. Petersburg – along with other, unaffiliated hospitals violated the False Claims Act by allegedly making certain contributions to a non-profit entity for the purpose of receiving supplemental Medicaid funding. The United States has declined to intervene in the case.

Commercial Litigation and Other Lawsuits

Steadfast Insurance Company, et al v. Community Health Systems, Inc., CHS/Community Health Systems, Inc., CHSPSC, LLC and Pecos Valley of New Mexico, LLC; Community Health Systems, Inc., et al v. Steadfast Insurance Company, et al; Anne Sperling, et al v. Community Insurance Group SPC, Ltd. These cases are filed in the Superior Court for the State of Delaware, the Chancery Court for the State of Delaware, and the First Judicial District Court for the State of New Mexico, respectively, and involve insurance coverage disputes related to a $73 million judgment rendered against Pecos Valley of New Mexico, LLC in Anne Sperling, et al v. Pecos Valley of New Mexico, LLC (“Sperling I”). The first case was brought by Steadfast Insurance Company in Delaware Superior Court seeking a declaration that the Sperling I judgment is not a covered loss as defined by the insurance policies that are the subject of the case. The second case, filed by the Company in Delaware Chancery Court, seeks reformation of the subject policies. The third case (“Sperling II”), filed by the plaintiffs in Sperling I, seeks recovery from Pecos Valley of New Mexico, LLC’s insurers for the judgment awarded the plaintiffs in their separate, previous action against Pecos Valley of New Mexico, LLC. The Steadfast complaint was served on November 30, 2018. On December 13, 2018, Admiral Insurance Company, Endurance Specialty Insurance Ltd, and Illinois Union Insurance Company moved to intervene in the suit as petitioners. The Company has initiated counterclaims against each insurer in that case, including for bad faith against Steadfast. The Company filed the Community Health Systems complaint on January 22, 2020. Sperling II was filed on July 24, 2019.  Plaintiffs amended their complaint to add Pecos Valley of New Mexico, LLC as a defendant in that action on May 21, 2020, and Pecos Valley of New Mexico, LLC filed a third party action against certain insurer defendants in the case on July 6, 2020. On November 12, 2020, Pecos Valley and one of its insurers reached a settlement with the plaintiffs in Sperling I, and as a result the Sperling I case was dismissed with prejudice on November 19, 2020. The Steadfast, Community Health Systems, Inc. and Sperling II cases remain pending. Trial in the Steadfast and Community Health Systems, Inc. consolidated cases is set for December 6, 2021, and the Steadfast plaintiffs’ motions for summary judgment are pending. The Sperling II case is stayed pending the outcome of Steadfast and Community Health Systems, Inc. We will vigorously defend and prosecute these cases.

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

Tower Health, f/k/a Reading Health System, et al v CHS/Community Health Systems, Inc., et al. This breach of contract action is pending in the United States District Court for the Eastern District of Pennsylvania. The plaintiffs allege breaches of an asset purchase agreement in connection with the sale of Pottstown Memorial Medical Center. The alleged breaches regard plaintiffs’ contention that the defendants failed to disclose certain conditions related to the physical plant of the hospital, along with various other alleged breaches of the asset purchase agreement. The plaintiffs filed an amended complaint on July 22, 2019. Trial for this matter began May 3, 2021, and closed on October 5, 2021. The court has not issued a decision. We believe these claims are without merit and are vigorously defending the case.

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

Daniel H. Golden, as Litigation Trustee of the QHC Litigation Trust, and Wilmington Savings Fund Society, FSB, solely in its capacity as indenture trustee v Community Health Systems, Inc., et al. A complaint in this case was filed on October 25, 2021 in the United States Bankruptcy Court for the District of Delaware against various persons, including the Company, certain subsidiaries of the Company, certain former executive officers of the Company and Credit Suisse Securities (USA) LLC. Plaintiff Daniel H. Golden is the litigation trustee for a litigation trust which was formed under the plan of reorganization of Quorum Health Corporation, or QHC, and certain affiliated entities confirmed by order of the United States Bankruptcy Court for the District of Delaware wherein QHC and certain affiliated entities contributed various causes of action to such litigation trust. Plaintiff Wilmington Savings Fund Society is the indenture trustee for certain notes issued by QHC. The complaint seeks damages and other forms of recovery arising out of certain alleged actions taken by the Company and the other defendants in connection with the spin-off of QHC which was completed on April 29, 2016, and includes claims for unjust enrichment and for avoidance of certain transactions and payments by QHC to the Company connected with the spin-off, including the special dividend paid by QHC to the Company as part of the spin-off transactions. We believe these claims are without merit and will vigorously defend the case.

Item 1A.  Risk Factors

There have been no material changes with regard to the risk factors previously disclosed in the 2020 Form 10-K.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds

The following table contains information about our purchases of common stock during the three months ended September 30, 2021.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (b)
July 1, 2021 -
July 31, 2021	—	$—	—	—
August 1, 2021 -
August 31, 2021	—	—	—	—
September 1, 2021 -
September 30, 2021	—	—	—	—
Total	—	$—	—	—

(a)	No shares were withheld to satisfy the payment of tax obligations related to the vesting of restricted stock awards.
(b)	We had no publicly announced repurchase programs for shares of our common stock during the three months ended September 30, 2021.

The ABL Facility and the indentures governing each series of our outstanding notes restrict our subsidiaries from, among other matters, paying dividends and making distributions to us, which thereby limits our ability to pay dividends and/or repurchase stock. As of September 30, 2021, under the most restrictive test in these agreements (and subject to certain exceptions), we have approximately $200 million of capacity to pay permitted dividends and/or repurchase shares of stock or make other restricted payments.

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

The following financial information from our quarterly report on Form 10-Q for the quarter and nine months ended September 30, 2021 and 2020, filed with the SEC on October 28, 2021, formatted in Inline Extensible Business Reporting Language: (i) the condensed consolidated statements of income for the three and nine months ended September 30, 2021 and September 30, 2020, (ii) the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2021 and September 30, 2020, (iii) the condensed consolidated balance sheets at September 30, 2021 and December 31, 2020, (iv) the condensed consolidated statements of cash flows for the nine months ended September 30, 2021 and September 30, 2020, and (v) the notes to the condensed consolidated financial statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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
Tim L. Hingtgen Director and
Chief Executive Officer

By:	/s/ Kevin J. Hammons
Kevin J. Hammons
President and
Chief Financial Officer

By:	/s/ Jason K. Johnson
Jason K. Johnson
Senior Vice President and
Chief Accounting Officer

Date:  October 28, 2021