Form 10-Q
period 2022-03-31
COMMUNITY HEALTH SYSTEMS INC
filed 2022-04-28
CIK 1108109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of April 21, 2022, there were outstanding 134,694,299 shares of the Registrant’s Common Stock, $0.01 par value.

Community Health Systems, Inc.

Form 10-Q

For the Three Months Ended March 31, 2022

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF LOSS

(In millions, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Net operating revenues	$3,111	$3,013
Operating costs and expenses:
Salaries and benefits	1,325	1,303
Supplies	499	491
Other operating expenses	853	738
Lease cost and rent	77	78
Pandemic relief funds	(47)	(82)
Depreciation and amortization	128	138
Impairment and (gain) loss on sale of businesses, net	6	21
Total operating costs and expenses	2,841	2,687
Income from operations	270	326
Interest expense, net	217	231
Loss from early extinguishment of debt	5	71
Equity in earnings of unconsolidated affiliates	(5)	(10)
Income before income taxes	53	34
Provision for income taxes	23	69
Net income (loss)	30	(35)
Less: Net income attributable to noncontrolling interests	31	29
Net loss attributable to Community Health Systems, Inc. stockholders	$(1)	$(64)
Loss per share attributable to Community Health Systems, Inc. common stockholders:
Basic	$(0.01)	$(0.51)
Diluted	$(0.01)	$(0.51)
Weighted-average number of shares outstanding:
Basic	127,818,209	125,753,278
Diluted	127,818,209	125,753,278

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In millions)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Net income (loss)	$30	$(35)
Other comprehensive loss, net of income taxes:
Net change in fair value of available-for-sale debt securities, net of tax	(8)	(3)
Other comprehensive loss	(8)	(3)
Comprehensive income (loss)	22	(38)
Less: Comprehensive income attributable to noncontrolling interests	31	29
Comprehensive loss attributable to Community Health Systems, Inc. stockholders	$(9)	$(67)

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$460	$507
Patient accounts receivable	2,079	2,062
Supplies	353	355
Prepaid income taxes	95	94
Prepaid expenses and taxes	229	192
Other current assets	272	269
Total current assets	3,488	3,479
Property and equipment	9,779	9,757
Less accumulated depreciation and amortization	(4,223)	(4,204)
Property and equipment, net	5,556	5,553
Goodwill	4,219	4,219
Deferred income taxes	53	53
Other assets, net	1,947	1,913
Total assets	$15,263	$15,217
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$43	$31
Current operating lease liabilities	149	147
Accounts payable	825	830
Accrued liabilities:
Employee compensation	697	655
Accrued interest	186	225
Other	447	476
Total current liabilities	2,347	2,364
Long-term debt	12,154	12,109
Deferred income taxes	213	192
Long-term operating lease liabilities	578	535
Other long-term liabilities	790	827
Total liabilities	16,082	16,027
Redeemable noncontrolling interests in equity of consolidated subsidiaries	493	480
STOCKHOLDERS’ DEFICIT
Community Health Systems, Inc. stockholders’ deficit:
Preferred stock, $.01 par value per share, 100,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value per share, 300,000,000 shares authorized; 134,686,087 shares issued and outstanding at March 31, 2022, and 132,146,282 shares issued and outstanding at December 31, 2021	1	1
Additional paid-in capital	2,107	2,118
Accumulated other comprehensive loss	(22)	(14)
Accumulated deficit	(3,478)	(3,477)
Total Community Health Systems, Inc. stockholders’ deficit	(1,392)	(1,372)
Noncontrolling interests in equity of consolidated subsidiaries	80	82
Total stockholders’ deficit	(1,312)	(1,290)
Total liabilities and stockholders’ deficit	$15,263	$15,217

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$30	$(35)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	128	138
Deferred income taxes	22	68
Stock-based compensation expense	5	8
Impairment and (gain) loss on sale of businesses, net	6	21
Loss from early extinguishment of debt	5	71
Other non-cash expenses, net	45	(40)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Patient accounts receivable	(17)	(34)
Supplies, prepaid expenses and other current assets	(40)	(2)
Repayment/derecognition of Medicare accelerated payments	—	(18)
Accounts payable, accrued liabilities and income taxes	(23)	(23)
Other	(60)	(53)
Net cash provided by operating activities	101	101
Cash flows from investing activities:
Acquisitions of facilities and other related businesses	(1)	(4)
Purchases of property and equipment	(97)	(105)
Proceeds from disposition of hospitals and other ancillary operations	2	6
Proceeds from sale of property and equipment	—	2
Purchases of available-for-sale debt securities and equity securities	(31)	(22)
Proceeds from sales of available-for-sale debt securities and equity securities	24	26
Purchases of investments in unconsolidated affiliates	(4)	—
Increase in other investments	(14)	(23)
Net cash used in investing activities	(121)	(120)
Cash flows from financing activities:
Repurchase of restricted stock shares for payroll tax withholding requirements	(8)	(5)
Deferred financing costs and other debt-related costs	(73)	(220)
Proceeds from noncontrolling investors in joint ventures	1	—
Distributions to noncontrolling investors in joint ventures	(29)	(21)
Other borrowings	27	3
Issuance of long-term debt	1,535	2,870
Repayments of long-term indebtedness	(1,480)	(3,033)
Net cash used in financing activities	(27)	(406)
Net change in cash and cash equivalents	(47)	(425)
Cash and cash equivalents at beginning of period	507	1,676
Cash and cash equivalents at end of period	$460	$1,251
Supplemental disclosure of cash flow information:
Interest payments	$(242)	$(203)
Income tax payments, net	$(2)	$—

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The unaudited condensed consolidated financial statements of Community Health Systems, Inc. (the “Parent” or “Parent Company”) and its subsidiaries (the “Company”) as of March 31, 2022 and December 31, 2021 and for the three-month periods ended March 31, 2022 and 2021, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. All intercompany transactions and balances have been eliminated. The results of operations for the three months ended March 31, 2022, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2022. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates under different assumptions or conditions.

Certain information and disclosures normally included in the notes to the consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission (the “SEC”). The Company believes the disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2021, contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 17, 2022 (“2021 Form 10-K”).

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

Substantially all of the Company’s operating costs and expenses are “cost of revenue” items. Operating costs that could be classified as general and administrative by the Company include the Company’s corporate office costs at its Franklin, Tennessee office, which were $63 million and $60 million for the three months ended March 31, 2022 and 2021, respectively.

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

Revenue Recognition.

Net Operating Revenues

Net operating revenues are recorded at the transaction price estimated by the Company to reflect the total consideration due from patients and third-party payors in exchange for providing goods and services in patient care. These services are considered to be a single performance obligation and have a duration of less than one year. Revenues are recorded as these goods and services are provided. The transaction price, which involves significant estimates, is determined based on the Company’s standard charges for the goods and services provided, with a reduction recorded for price concessions related to third party contractual arrangements as well as patient discounts and other patient price concessions. During both of the three-month periods ended March 31, 2022 and 2021, the impact of changes to the inputs used to determine the transaction price was considered immaterial.

Currently, several states utilize supplemental reimbursement programs for the purpose of providing reimbursement to providers that is not specifically tied to an individual’s care, some of which offsets a portion of the cost of providing care to Medicaid and indigent patients. These programs are designed with input from the Centers for Medicare & Medicaid Services (“CMS”) and are funded with a combination of state and federal resources, including, in certain instances, fees or taxes levied on the providers. Under these supplemental programs, the Company recognizes revenue and related expenses in the period in which amounts are estimable and payment is reasonably assured. Reimbursement under these programs is reflected in net operating revenues. Taxes or other program-related costs are reflected in other operating expenses.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

The Company’s net operating revenues during the three months ended March 31, 2022 and 2021 have been presented in the following table based on an allocation of the estimated transaction price with the patient between the primary patient classification of insurance coverage (in millions):

	Three Months Ended
	March 31,
	2022	2021
Medicare	$668	$693
Medicaid	467	391
Managed Care and other third-party payors	1,933	1,915
Self-pay	43	14
Total	$3,111	$3,013

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

Final settlements for some payors and programs are subject to adjustment based on administrative review and audit by third parties. As a result of these final settlements, the Company has recorded amounts due to third-party payors of $115 million and $118 million as of March 31, 2022 and December 31, 2021, respectively, and these amounts are included in accrued liabilities-other in the accompanying condensed consolidated balance sheets. Amounts due from third-party payors were $108 million and $114 million as of March 31, 2022 and December 31, 2021, respectively, and are included in other current assets in the accompanying condensed consolidated balance sheets. Substantially all Medicare and Medicaid cost reports are final settled through 2017.

Charity Care

In the ordinary course of business, the Company renders services to patients who are financially unable to pay for hospital care. The Company’s policy is to not pursue collections for such amounts; therefore, the related charges for those patients who are financially unable to pay and that otherwise do not qualify for reimbursement from a governmental program are not reported in net operating revenues, and are thus classified as charity care. The Company determines amounts that qualify for charity care based on the patient’s household income relative to the federal poverty level guidelines, as established by the federal government. The Company updated its policy during the three months ended March 31, 2022 in a manner which increased the number of accounts qualifying for charity care. This resulted in an increase in charity care services during the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

These charity care services are estimated to be $363 million and $229 million for the three months ended March 31, 2022 and 2021, respectively, representing the value (at the Company’s standard charges) of these charity care services that are excluded from net operating revenues. The estimated cost incurred by the Company to provide these charity care services to patients who are unable to pay was approximately $41 million and $26 million during the three months ended March 31, 2022 and 2021, respectively. The estimated cost of these charity care services was determined using a ratio of cost to gross charges and applying that ratio to the gross charges associated with providing care to charity patients for the period.

Accounting for the Impairment or Disposal of Long-Lived Assets.    During the three months ended March 31, 2022, the Company recorded an impairment charge of approximately $6 million related to a hospital that has been classified as held for sale based on the difference between the carrying value of the hospital disposal group compared to the estimated fair value less costs to sell.

During the three months ended March 31, 2021, the Company recorded a total combined net impairment charge and loss on disposal of approximately $21 million, of which (i) approximately $27 million was recorded to adjust the carrying value of long-lived assets at several hospitals that were sold at a sales price below carrying value, (ii) approximately $2 million was recorded related to divestiture related expenses, (iii) approximately $8 million of gain was recorded related to the disposal of the Company’s majority interest in a surgery center that was sold on January 1, 2021, and (iv) approximately $5 million of goodwill was allocated to facilities disposed of or held for sale during the three months ended March 31, 2021.

The Company will continue to evaluate the potential for impairment of the long-lived assets of hospitals and other held-and-used businesses as well as evaluate offers for potential sales, as applicable. Based on such analysis, additional impairment charges may be recorded in the future.

Pandemic Relief Funds

During the three months ended March 31, 2022 and 2021, the Company received approximately $42 million and $3 million, respectively, in pandemic relief fund payments through various federal, state and local programs. Approximately $47 million and $82 million was recognized as a reduction to operating costs and expenses during the three months ended March 31, 2022 and 2021, respectively, as denoted by the caption “pandemic relief funds” within the condensed consolidated statements of loss. Approximately $9 million of unrecognized pandemic relief funds received are reflected within accrued liabilities-other in the condensed consolidated balance sheet as of March 31, 2022. Such unrecognized amounts may either be returned or may be recognized in future periods if the underlying conditions for recognition are reasonably assured of having been met. The Company’s accounting policies for the recognition of pandemic relief funds is unchanged from the policies described in Note 1 to the Company’s consolidated financial statements included in the 2021 Form 10-K.

2.  ACCOUNTING FOR STOCK-BASED COMPENSATION

Stock-based compensation awards have been granted under the Community Health Systems, Inc. Amended and Restated 2009 Stock Option and Award Plan, which was amended and restated as of March 17, 2021 and approved by the Company’s stockholders at the annual meeting of stockholders held on May 11, 2021 (the “2009 Plan”).

The 2009 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code (“IRC”) and for the grant of stock options which do not so qualify, stock appreciation rights, restricted stock, restricted stock units, performance-based shares or units and other share awards. Persons eligible to receive grants under the 2009 Plan include the Company’s directors, officers, employees and consultants. As of March 31, 2022, 6,884,914 shares of unissued common stock were reserved for future grants under the 2009 Plan.

The following table reflects the impact of total compensation expense related to stock-based equity plans on the reported operating results for the respective periods (in millions):

	Three Months Ended
	March 31,
	2022	2021
Effect on income before income taxes	$(5)	$(8)
Effect on net loss	$(4)	$(6)

At March 31, 2022, $52 million of unrecognized stock-based compensation expense related to outstanding unvested stock options, restricted stock and restricted stock units (the terms of which are summarized below) was expected to be recognized over a weighted-

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

average period of 29 months. Of that amount, $8 million relates to outstanding unvested stock options expected to be recognized over a weighted-average period of 29 months and $44 million relates to outstanding unvested restricted stock and restricted stock units expected to be recognized over a weighted-average period of 29 months. There were no modifications to awards during the three months ended March 31, 2022 and 2021.

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

The fair value of stock options was estimated using the Black Scholes option pricing model with the following assumptions and weighted-average fair values during the three months ended March 31, 2022 and 2021:

Three Months Ended March 31,
	2022	2021
Expected volatility	84.3% - 87.5%	84.3% - 88.9%
Expected dividends	—	—
Expected term	3 - 6 years	3 - 6 years
Risk-free interest rate	1.5% - 1.6%	0.3% - 0.9%

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

Options outstanding and exercisable under the 2009 Plan as of March 31, 2022, and changes during the three-month period following December 31, 2021, was as follows (in millions, except share and per share data):

			Weighted-	Aggregate
		Weighted-	Average	Intrinsic
		Average	Remaining	Value as of
		Exercise	Contractual	March 31,
	Shares	Price	Term	2022
Outstanding at December 31, 2021	2,301,753	$6.77
Granted	760,000	10.18
Exercised	(56,500)	4.97
Forfeited and cancelled	(151,002)	14.67
Outstanding at March 31, 2022	2,854,251	$7.30	8.5 years	$13
Exercisable at March 31, 2022	1,316,912	$5.64	7.7 years	$8

The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2022 and 2021 was $7.25 and $6.22, respectively. The aggregate intrinsic value (calculated as the number of in-the-money stock options multiplied by the difference between the Company’s closing stock price on the last trading day of the reporting period ($11.87) and the exercise price of the respective stock options) in the table above represents the amount that would have been received by the option holders had all option holders exercised their options on March 31, 2022. This amount changes based on the market value of the Company’s common

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

stock. The aggregate intrinsic value of options exercised was less than $1 million during both of the three-month periods ended March 31, 2022 and 2021. The aggregate intrinsic value of options vested and expected to vest approximates that of the outstanding options.

The Company has also awarded restricted stock under the 2009 Plan to employees of certain subsidiaries. With respect to time-based vesting restricted stock that has been awarded under the 2009 Plan, the restrictions on these shares have generally lapsed in one-third increments on each of the first three anniversaries of the award date. In addition, certain of the restricted stock awards granted to the Company’s senior executives have contained performance objectives required to be met in addition to any time-based vesting requirements. If the applicable performance objectives are not attained, these awards will be forfeited in their entirety. For performance-based awards, the performance objectives are measured cumulatively over a three-year period. If the applicable target performance objective is met at the end of the three-year period, then the restricted stock award subject to such performance objective will vest in full on the third anniversary of the award date. Additionally, for these performance-based awards, based on the level of achievement for the applicable performance objective within the parameters specified in the award agreement, the number of shares to be issued in connection with the vesting of the award may be adjusted to decrease or increase the number of shares specified in the original award. Notwithstanding the above-mentioned performance objectives and vesting requirements, the restrictions with respect to restricted stock granted under the 2009 Plan may lapse earlier in the event of death or disability of the holder of the restricted stock, or change in control of the Company. On March 1, 2022, restricted stock awards subject to performance objectives granted on March 1, 2019 vested at 200% of the shares originally granted based on the Company’s cumulative performance compared to objectives for the 2019 through 2021 performance period. Restricted stock awards subject to performance objectives that have not yet been satisfied are not considered outstanding for purposes of determining earnings per share unless the performance objectives have been satisfied on the basis of results through the end of each respective reporting period.

Restricted stock outstanding under the 2009 Plan as of March 31, 2022, and changes during the three-month period following December 31, 2021, was as follows:

		Weighted-
		Average Grant
	Shares	Date Fair Value
Unvested at December 31, 2021	4,995,314	$6.30
Granted	3,179,000	9.05
Vested	(2,516,247)	5.62
Forfeited	(30,000)	6.87
Unvested at March 31, 2022	5,628,067	8.61

Restricted stock units (“RSUs”) have been granted to the Company’s non-management directors under the 2009 Plan. Each of the Company’s then serving non-management directors received grants under the 2009 Plan of 17,682 RSUs and 19,296 RSUs on March 1, 2022 and 2021, respectively. The 2022 and 2021 grants had a grant date fair value of approximately $180,000 and $170,000, respectively. Vesting of these RSUs occurs in one-third increments on each of the first three anniversaries of the award date or upon the director’s earlier cessation of service on the board, other than for cause. Each non-management director may elect, prior to the beginning of the calendar year in which the award is granted, to defer the receipt of shares of the Company’s common stock issuable upon vesting until either his or her (i) separation from service with the Company or (ii) attainment of an age specified in advance by the non-management director. A total of three directors elected to defer the receipt of RSUs granted on March 1, 2022 to a future date and a total of four directors elected to defer the receipt of RSUs granted on March 1, 2021 to a future date.

RSUs outstanding under the 2009 Plan as of March 31, 2022, and changes during the three-month period following December 31, 2021, was as follows:

		Weighted-
		Average Grant
	Shares	Date Fair Value
Unvested at December 31, 2021	486,598	$6.17
Granted	159,138	10.18
Vested	(151,058)	5.63
Forfeited	—	—
Unvested at March 31, 2022	494,678	7.63

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

3.  ACQUISITIONS AND DIVESTITURES

Acquisitions

The Company accounts for all transactions that represent business combinations using the acquisition method of accounting, where the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquired entity are recognized and measured at their fair values on the date the Company obtains control of the acquiree. Such fair values that are not finalized for reporting periods following the acquisition date are estimated and recorded as provisional amounts. Adjustments to these provisional amounts during the measurement period (defined as the date through which all information required to identify and measure the consideration transferred, the assets acquired, the liabilities assumed and any noncontrolling interests has been obtained, limited to one year from the acquisition date) are recorded when identified. Goodwill is determined as the excess of the fair value of the consideration conveyed in the acquisition over the fair value of the net assets acquired.

During the three months ended March 31, 2022, one or more subsidiaries of the Company paid approximately $1 million to acquire the operating assets and related businesses of certain physician practices, clinics and other ancillary businesses that operate within the communities served by the Company’s affiliated hospitals. The Company allocated the purchase price to property and equipment, working capital, noncontrolling interests and goodwill.

Divestitures

No hospitals were divested during the three months ended March 31, 2022. The following table provides a summary of hospitals that the Company divested during the year ended December 31, 2021:

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

On March 7, 2022, one or more affiliates of the Company entered into a definitive agreement for the sale of substantially all of the assets of AllianceHealth Seminole (32 licensed beds) in Seminole, Oklahoma, to affiliates of SSM Health Care of Oklahoma. This hospital is classified as held for sale as of March 31, 2022 and its disposition is expected to be completed during the second half of 2022.

No divestitures or potential divestitures meet the criteria for reporting as a discontinued operation as of March 31, 2022.

4.  INCOME TAXES

The total amount of unrecognized benefit that would affect the effective tax rate, if recognized, was less than $1 million as of March 31, 2022. A total of less than $1 million of interest and penalties is included in the amount of the liability for uncertain tax positions at March 31, 2022. It is the Company’s policy to recognize interest and penalties related to unrecognized benefits in its condensed consolidated statements of loss as income tax expense.

It is possible the amount of unrecognized tax benefit could change in the next 12 months as a result of a lapse of the statute of limitations and settlements with taxing authorities; however, the Company does not anticipate the change will have a material impact on the Company’s condensed consolidated results of operations or financial position.

The Company’s federal income tax return for the 2018 tax year remains under examination by the Internal Revenue Service. The Company believes the result of this examination will not be material to its consolidated results of operations or consolidated financial position. The Company has extended the federal statute of limitations through June 30, 2022 for Community Health Systems, Inc. for the tax periods ended December 31, 2014 and 2015. In addition, the Company has extended the federal statute of limitations through December 31, 2023 for the tax period ended December 31, 2018.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

The Company’s effective tax rates were 43.4% and 202.9% for the three months ended March 31, 2022 and 2021, respectively. Valuation allowances recognized on IRC Section 163(j) interest carryforwards created as a result of the financing transaction completed during the three months ended March 31, 2022 were lower than valuation allowances recognized related to the financing transactions completed during the three months ended March 31, 2021, resulting in a period-over-period decrease in the effective tax rate.

Cash paid for income taxes, net of refunds received, resulted in a net payment of approximately $2 million and less than $1 million during the three months ended March 31, 2022 and 2021, respectively.

5.  LONG-TERM DEBT

Long-term debt, net of unamortized deferred debt issuance costs, consists of the following (in millions):

	March 31,	December 31,
	2022	2021
6⅝% Senior Secured Notes due 2025	$—	$1,462
8% Senior Secured Notes due 2026	2,101	2,101
8% Senior Secured Notes due 2027	700	700
5⅝% Senior Secured Notes due 2027	1,900	1,900
6⅞% Senior Notes due 2028	767	767
6% Senior Secured Notes due 2029	900	900
5¼% Senior Secured Notes due 2030	1,535	—
4¾% Senior Secured Notes due 2031	1,095	1,095
6⅞% Junior-Priority Secured Notes due 2029	1,775	1,775
6⅛% Junior-Priority Secured Notes due 2030	1,440	1,440
ABL Facility	—	—
Finance lease and financing obligations	420	398
Other	53	37
Less: Unamortized deferred debt issuance costs and note premium	(489)	(435)
Total debt	12,197	12,140
Less: Current maturities	(43)	(31)
Total long-term debt	$12,154	$12,109

On February 4, 2022, CHS/Community Health Systems, Inc. (“CHS”) completed a private offering of $1.535 billion aggregate principal amount of 5¼% Senior Secured Notes due May 15, 2030 (the “5¼% Senior Secured Notes due 2030”). The proceeds of the offering were used to redeem the 6⅝% Senior Secured Notes due 2025 on February 4, 2022, and to pay related fees and expenses. The 5¼% Senior Secured Notes due 2030 bear interest at a rate of 5.250% per year payable semi-annually in arrears on May 15 and November 15, commencing on November 15, 2022. The 5¼% Senior Secured Notes due 2030 are unconditionally guaranteed on a senior-priority secured basis by the Company and each of the current and future domestic subsidiaries of CHS that provide guarantees under the revolving asset-based loan facility (the “ABL Facility”), any capital market debt securities of CHS (including CHS’ outstanding senior notes) and certain other long-term debt of CHS.

The 5¼% Senior Secured Notes due 2030 and the related guarantees are secured by shared (i) first-priority liens on the collateral that also secures on a first-priority basis CHS’ senior-priority secured notes and (ii) second-priority liens on the collateral that secures on a first-priority basis the ABL Facility, in each case subject to permitted liens described in the indenture governing the 5¼% Senior Secured Notes due 2030.

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

The maximum aggregate principal amount under the ABL Facility is $1.0 billion. At March 31, 2022, the available borrowing base under the ABL Facility was $1.0 billion, of which $103 million was reserved for outstanding letters of credit and $897 million represented excess availability. The Company had no outstanding borrowings as of March 31, 2022. The issued letters of credit are primarily in support of potential insurance-related claims and certain bonds.

The ABL Facility contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the Company’s ability, subject to certain exceptions, to, among other things (1) declare dividends, make distributions or redeem or repurchase capital stock, (2) prepay, redeem or repurchase other debt, (3) incur liens or grant negative pledges, (4) make loans and investments and enter into acquisitions and joint ventures, (5) incur additional indebtedness or provide certain guarantees, (6) engage in mergers, acquisitions and asset sales, (7) conduct transactions with affiliates, (8) alter the nature of the Company’s, CHS’ or the guarantors’ businesses, (9) grant certain guarantees with respect to physician practices, (10) engage in sale and leaseback transactions or (11) change the Company’s fiscal year. The Company is also required to comply with a consolidated fixed charge coverage ratio, upon certain triggering events described below, and various affirmative covenants. The consolidated fixed charge coverage ratio is calculated as the ratio of (x) consolidated EBITDA (as defined in the ABL Facility) less capital expenditures to (y) the sum of consolidated interest expense (as defined in the ABL Facility), scheduled principal payments, income taxes and restricted payments made in cash or in permitted investments. For purposes of calculating the consolidated fixed charge coverage ratio, the calculation of consolidated EBITDA as defined in the ABL Facility is a trailing 12-month calculation that begins with the Company’s consolidated net income, with certain adjustments for interest, taxes, depreciation and amortization, net income attributable to noncontrolling interests, stock compensation expense, restructuring costs, and the financial impact of other non-cash or non-recurring items recorded during any such 12-month period. The consolidated fixed charge coverage ratio is a required covenant only in periods where the total borrowings outstanding under the ABL Facility reduce the amount available in the facility to less than the greater of (i) $95 million or (ii) 10% of the calculated borrowing base. As a result, in the event the Company has less than $95 million available under the ABL Facility, the Company would need to comply with the consolidated fixed charge coverage ratio. At March 31, 2022, the Company is not subject to the consolidated fixed charge coverage ratio as such triggering event had not occurred during the twelve months ended March 31, 2022.

The Company paid interest of $242 million and $203 million on borrowings during the three months ended March 31, 2022 and 2021, respectively.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

6.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments has been estimated by the Company using available market information as of March 31, 2022 and December 31, 2021, and valuation methodologies considered appropriate. The estimates presented in the table below are not necessarily indicative of amounts the Company could realize in a current market exchange (in millions):

	March 31, 2022		December 31, 2021
	Carrying	Estimated Fair	Carrying	Estimated Fair
	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	$460	$460	$507	$507
Investments in equity securities	135	135	144	144
Available-for-sale debt securities	177	177	178	178
Trading securities	12	12	13	13
Liabilities:
6⅝% Senior Secured Notes due 2025	—	—	1,434	1,517
8% Senior Secured Notes due 2026	2,079	2,194	2,078	2,210
8% Senior Secured Notes due 2027	693	744	692	758
5⅝% Senior Secured Notes due 2027	1,823	1,939	1,819	2,011
6⅞% Senior Notes due 2028	759	698	759	758
6% Senior Secured Notes due 2029	861	911	860	966
5¼% Senior Secured Notes due 2030	1,441	1,477	—	—
4¾% Senior Secured Notes due 2031	1,090	1,033	1,090	1,108
6⅞% Junior-Priority Secured Notes due 2029	1,629	1,743	1,625	1,823
6⅛% Junior-Priority Secured Notes due 2030	1,354	1,343	1,352	1,431
ABL Facility and other debt	48	48	32	32

The carrying value of the Company’s long-term debt in the above table is presented net of unamortized deferred debt issuance costs. The estimated fair value is determined using the methodologies discussed below in accordance with accounting standards related to the determination of fair value based on the GAAP fair value hierarchy as discussed in Note 7. The estimated fair value for financial instruments with a fair value that does not equal its carrying value is considered a Level 1 valuation. The Company utilizes the market approach and obtains indicative pricing through publicly available subscription services such as Bloomberg to determine fair values where relevant.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

7.  FAIR VALUE

Fair Value Hierarchy

Fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, the Company utilizes the GAAP fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumption about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

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

In instances where the determination of the fair value hierarchy measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment of factors specific to the asset or liability. Transfers between levels within the fair value hierarchy are recognized by the Company on the date of the change in circumstances that requires such transfer. There were no transfers between levels during the three-month periods ended March 31, 2022 or 2021.

The following table sets forth, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 (in millions):

	March 31, 2022	Level 1	Level 2	Level 3
Investments in equity securities	$135	$135	$—	$—
Available-for-sale debt securities	177	—	177	—
Trading securities	12	—	12	—
Total assets	$324	$135	$189	$—

	December 31, 2021	Level 1	Level 2	Level 3
Investments in equity securities	$144	$144	$—	$—
Available-for-sale debt securities	178	—	178	—
Trading securities	13	—	13	—
Total assets	$335	$144	$191	$—

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

8.  LEASES

The Company utilizes operating and finance leases for the use of certain hospitals, medical office buildings, and medical equipment. The components of lease cost and rent expense for the three months ended March 31, 2022 and 2021 are as follows (in millions):

	Three Months Ended March 31,
Lease Cost	2022	2021
Operating lease cost:
Operating lease cost	$51	$48
Short-term rent expense	23	25
Variable lease cost	4	6
Sublease income	(1)	(1)
Total operating lease cost	$77	$78
Finance lease cost:
Amortization of right-of-use assets	$3	$3
Interest on finance lease liabilities	4	1
Total finance lease cost	$7	$4

Supplemental balance sheet information related to leases was as follows (in millions):

	Balance Sheet Classification	March 31, 2022	December 31, 2021
Operating Leases:
Operating lease right-of-use assets	Other assets, net	$715	$668

Finance Leases:
Finance lease right-of-use assets	Property and equipment
	Land and improvements	$8	$8
	Buildings and improvements	316	289
	Equipment and fixtures	12	17
	Property and equipment	336	314
	Less accumulated depreciation and amortization	(56)	(54)
	Property and equipment, net	$280	$260

Current finance lease liabilities	Current maturities of long-term debt	$3	$8
Long-term finance lease liabilities	Long-term debt	258	233

Supplemental cash flow information related to leases for the three months ended March 31, 2022 and 2021 is as follows (in millions):

	Three Months Ended March 31,
Cash flow information	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (1)	$50	$56
Operating cash flows from finance leases	4	1
Financing cash flows from finance leases	6	1
Right-of-use assets obtained in exchange for new finance lease liabilities	31	—
Right-of-use assets obtained in exchange for new operating lease liabilities	69	26

_______________________________

(1)Included in the change in other operating assets and liabilities in the condensed consolidated statements of cash flows.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

9.  STOCKHOLDERS’ DEFICIT

Authorized capital shares of the Company include 400,000,000 shares of capital stock consisting of 300,000,000 shares of common stock and 100,000,000 shares of preferred stock. Each of the aforementioned classes of capital stock has a par value of $0.01 per share. Shares of preferred stock, none of which were outstanding as of March 31, 2022, may be issued in one or more series having such rights, preferences and other provisions as determined by the Board of Directors without approval by the holders of common stock.

The Company is a holding company which operates through its subsidiaries. The ABL Facility and the indentures governing each series of the Company’s outstanding notes contain various covenants under which the assets of the subsidiaries of the Company are subject to certain restrictions relating to, among other matters, dividends and distributions, as referenced in the paragraph below.

The ABL Facility and the indentures governing each series of the Company’s outstanding notes restrict the Company’s subsidiaries from, among other matters, paying dividends and making distributions to the Company, which thereby limits the Company’s ability to pay dividends and/or repurchase stock. As of March 31, 2022, under the most restrictive test in these agreements (and subject to certain exceptions), the Company has approximately $300 million of capacity to pay permitted dividends and/or repurchase shares of stock or make other restricted payments.

The following schedule presents the reconciliation of the carrying amount of total equity, equity attributable to the Company’s stockholders, and equity attributable to noncontrolling interests as of March 31, 2022, and during the three-month period following December 31, 2021 (in millions):

		Community Health Systems, Inc. Stockholders
	Redeemable Noncontrolling Interest	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss (Income)	Accumulated Deficit	Noncontrolling Interest	Total Stockholders’ Deficit
Balance, December 31, 2021	$480	$1	$2,118	$(14)	$(3,477)	$82	$(1,290)
Comprehensive income (loss)	16	—	—	(8)	(1)	15	6
Distributions to noncontrolling interests	(12)	—	—	—	—	(17)	(17)
Purchases of subsidiary shares from noncontrolling interests	1	—	(1)	—	—	—	(1)
Contributions from noncontrolling interests	1	—	—	—	—	—	—
Adjustment to redemption value of redeemable noncontrolling interests	7	—	(7)	—	—	—	(7)
Cancellation of restricted stock for tax withholdings on vested shares	—	—	(8)	—	—	—	(8)
Share-based compensation	—	—	5	—	—	—	5
Balance, March 31, 2022	$493	$1	$2,107	$(22)	$(3,478)	$80	$(1,312)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

The following schedule presents the reconciliation of the carrying amount of total equity, equity attributable to the Company’s stockholders, and equity attributable to the noncontrolling interests as of March 31, 2021, and during the three-month period following December 31, 2020 (in millions):

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

The following schedule discloses the effects of changes in the Company’s ownership interest in its less-than-wholly-owned subsidiaries on Community Health Systems, Inc. stockholders’ deficit (in millions):

	Three Months Ended
	March 31,
	2022	2021
Net loss attributable to Community Health Systems, Inc. stockholders	$(1)	$(64)
Transfers to the noncontrolling interests:
Net (decrease) increase in Community Health Systems, Inc. paid-in-capital for purchase of subsidiary partnership interests	(1)	—
Net transfers to the noncontrolling interests	(1)	—
Change to Community Health Systems, Inc. stockholders' deficit from net loss attributable to Community Health Systems, Inc. stockholders and transfers to noncontrolling interests	$(2)	$(64)

10.  EARNINGS PER SHARE

The following table sets forth the components of the denominator for the computation of basic and diluted earnings per share for net loss attributable to Community Health Systems, Inc. common stockholders:

	Three Months Ended
	March 31,
	2022	2021
Weighted-average number of shares outstanding — basic	127,818,209	125,753,278
Effect of dilutive securities:
Restricted stock awards	—	—
Employee stock options	—	—
Other equity-based awards	—	—
Weighted-average number of shares outstanding — diluted	127,818,209	125,753,278

 The Company generated a loss attributable to Community Health Systems, Inc. common stockholders for both of the three-month periods ended March 31, 2022 and 2021, so the effect of dilutive securities is not considered because their effect would be antidilutive. If the Company had generated income during the three months ended March 31, 2022 and 2021, the effect of restricted stock awards, employee stock options, and other equity-based awards on the diluted shares calculation would have been an increase of 2,198,436 shares and 2,267,756 shares, respectively.
	Three Months Ended
	March 31,
	2022	2021
Dilutive securities outstanding not included in the computation of earnings per share because their effect is antidilutive:
Employee stock options and restricted stock awards	1,367,000	858,586

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

Probable Contingencies

The table below presents a reconciliation of the beginning and ending liability balances (in millions) during the three months ended March 31, 2022, with respect to the Company’s determination of the contingencies of the Company in respect of which an accrual has been recorded. The liability as of March 31, 2022 is comprised of individually insignificant amounts for various matters.

Summary of Recorded Amounts

Probable
Contingencies
Balance as of December 31, 2021	$20
Expense	2
Cash payments	(4)
Balance as of March 31, 2022	$18

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

Executive Overview

We are one of the largest publicly traded providers of healthcare services in the United States and a leading operator of general acute care hospitals and outpatient facilities in communities across the country. We provide healthcare services through the hospitals that we own and operate and affiliated businesses in non-urban and selected urban markets throughout the United States. We generate revenues by providing a broad range of general and specialized hospital healthcare services and outpatient services to patients in the communities in which we are located. As of March 31, 2022, we owned or leased 83 hospitals, comprised of 81 general acute care hospitals and two stand-alone rehabilitation or psychiatric hospitals. We are paid for our services by governmental agencies, private insurers and directly by the patients we serve.

COVID-19 Pandemic

     As a provider of healthcare services, we have been and continue to be significantly affected by the public health and economic effects of the COVID-19 pandemic, which has been declared a public health emergency by the Secretary of the U.S. Department of Health and Human Services Agency, or HHS. The safety of our patients, physicians, nurses, and employees in the communities we serve remains our primary focus. Our hospitals, medical clinics, medical personnel, and employees have been actively caring for COVID-19 patients, and we have been working with federal, state and local health authorities to respond to COVID-19 cases in the communities we serve.

     Taking into account the pandemic and other factors, the United States economy has recently experienced general inflationary pressures, significant disruptions to global supply networks, and an extremely competitive labor market. We have experienced disruptions in connection with the provision of equipment, pharmaceuticals and medical supplies to us, as well as ongoing inflationary pressures in connection with the operation of our business. In this regard, we have incurred, and may continue to incur, certain increased expenses arising from the pandemic and these economic conditions, including additional labor, supply chain, capital and other expenditures. While we have implemented cost containment and other measures to try to counteract these developments, we may be unable to fully offset these increases in our costs and otherwise effectively respond to supply disruptions.

     Negative economic conditions and other factors resulting from the COVID-19 pandemic have affected, and may continue to affect, our service mix, revenue mix, payor mix and/or patient volumes, as well as our ability to collect outstanding receivables. To this end, we experienced the largest COVID-19 surge to-date during the three months ended March 31, 2022, which negatively impacted net operating revenues, labor expense and length of stay during the period. While we are not able to fully quantify the impact that the COVID-19 pandemic will have on our future financial results, we expect developments related to COVID-19 to continue to affect our financial performance. Moreover, if a major COVID-19 outbreak occurs in a geographic region where any of our hospitals or other facilities are located, we could be affected by responsive measures affecting treatment capacity and care, such as restrictions on elective medical procedures. In addition, the COVID-19 pandemic may otherwise have material adverse effects on our results of operations, financial position, and/or our cash flows if economic and/or public health conditions in the United States deteriorate. The ongoing impact of the pandemic on our financial results will depend on, among other factors, the duration and severity of the pandemic, the impact of the pandemic on economic conditions, the volume of canceled or rescheduled procedures at our facilities, the volume of COVID-19 patients cared for across our health systems, the timing, availability and acceptance of effective medical treatments, the availability, acceptance of and need for additional doses of vaccines, the spread of potentially more contagious and/or virulent forms of the virus, including any variants of the virus that may be resistant to currently available vaccines, and the impact of government actions and administrative regulation on the hospital industry and broader economy, including through existing and any future stimulus efforts as well as vaccine requirements. As discussed below under “Overview of Legislative Developments”, we have received, and may continue to receive, payments and advances made available under various federal and state stimulus laws, which have been beneficial in partially mitigating the impact of the COVID-19 pandemic on our results of operation and financial position to date. The federal government may consider additional stimulus and relief efforts but we are unable to predict whether any additional stimulus measures will be enacted or their impact, if any. We are unable to assess the extent to which potential ongoing negative impacts on us arising from the COVID-19 pandemic will ultimately be offset by amounts received, and benefits which we may in the future receive, under various federal and state stimulus programs.

Completed Divestiture and Acquisition Activity

No hospitals were divested during the three months ended March 31, 2022.

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

The following table provides a summary of hospitals that we divested during the year ended December 31, 2021:

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

On March 7, 2022, we entered into a definitive agreement for the sale of substantially all of the assets of AllianceHealth Seminole (32 licensed beds) in Seminole, Oklahoma, to affiliates of SSM Health Care of Oklahoma. This disposition is expected to be completed during the second half of 2022.

During the three months ended March 31, 2022, we paid approximately $1 million to acquire the operating assets and related businesses of certain physician practices, clinics and other ancillary businesses that operate within the communities served by our hospitals. We allocated the purchase price to property and equipment, working capital, noncontrolling interests and goodwill.

Overview of Operating Results

Net operating revenues increased from $3.0 billion for the three months ended March 31, 2021 to $3.1 billion for the three months ended March 31, 2022. On a same-store basis, net operating revenues for the three months ended March 31, 2022 increased $113 million.

We had net income of $30 million during the three months ended March 31, 2022, compared to a net loss of $35 million for the three months ended March 31, 2021. Net income for the three months ended March 31, 2022 included the following:

•    an after-tax charge of $14 million for loss from early extinguishment of debt, and

•	an after-tax charge of $5 million for the impairment of long-lived assets of a hospital held for sale based on its estimated fair value.

Net loss for the three months ended March 31, 2021 included the following:

•	an after-tax charge of $93 million associated with a loss on the early extinguishment of debt,
•	an after-tax benefit of $64 million for the recognition of pandemic relief funds, and
•

an after-tax charge of $17 million to adjust the carrying value of long-lived assets at several hospitals that were sold at a sales price below carrying value, net of gains recognized upon the sale of certain facilities.

Consolidated inpatient admissions for the three months ended March 31, 2022, decreased 1.7%, compared to the three months ended March 31, 2021. Consolidated adjusted admissions for the three months ended March 31, 2022, increased 2.2%, compared to the three months ended March 31, 2021. Same-store inpatient admissions for the three months ended March 31, 2022, decreased 0.3%, compared to the three months ended March 31, 2021, and same-store adjusted admissions for the three months ended March 31, 2022, increased 3.2%, compared to the three months ended March 31, 2021.

Self-pay revenues represented approximately 1.4% and 0.5% of net operating revenues for the three months ended March 31, 2022 and 2021, respectively. The amount of foregone revenue related to providing charity care services as a percentage of net operating revenues was approximately 11.7% and 7.6% for the three months ended March 31, 2022 and 2021, respectively. Direct and indirect costs incurred in providing charity care services as a percentage of net operating revenues was approximately 1.3% and 0.9% for the three months ended March 31, 2022 and 2021, respectively.

Overview of Legislative Developments

     The U.S. Congress and certain state legislatures have introduced and passed a large number of proposals and legislation designed to make major changes in the healthcare system, including changes that have impacted access to health insurance. The most prominent of these efforts, the Affordable Care Act, regulates how healthcare services are covered, delivered and reimbursed. The Affordable Care Act increased health insurance coverage through a combination of public program expansion and private sector health insurance reforms. The Affordable Care Act also made a number of changes to Medicare and Medicaid reimbursement, such as a productivity offset to the Medicare market basket update and reductions to Medicare and Medicaid disproportionate share hospital, or DSH, payments. However, reductions to Medicaid DSH payments have been delayed by the Consolidated Appropriations Act, or the CAA, through 2023 (to begin in federal fiscal year 2024).

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

     Of critical importance to us is the potential impact of any changes specific to the Medicaid program, including the funding and expansion provisions of the Affordable Care Act and subsequent legislation or agency initiatives. Historically, the states with the greatest reductions in the number of uninsured adult residents have expanded Medicaid. A number of states have opted out of the Medicaid coverage expansion provisions, but could ultimately decide to expand their programs at a later date. Of the 16 states in which we operated hospitals as of March 31, 2022, nine states have taken action to expand their Medicaid programs. At this time, the other seven states have not, including Florida, Alabama, Tennessee, Mississippi and Texas, where we operated a significant number of hospitals as of March 31, 2022. In addition, some states use, or have applied to use, waivers granted by CMS to implement expansion, impose different eligibility or enrollment conditions, or otherwise implement programs that vary from federal standards.

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

     In recent years, a number of laws, including the Affordable Care Act and the Medicare Access and CHIP Reauthorization Act, have promoted shifting from traditional fee-for-service reimbursement models to alternative payment models that tie reimbursement to quality and cost of care. For example, CMS currently administers various accountable care organizations and bundled payment demonstration projects. In October 2021, the CMS Innovation Center published an outline of its strategy for the next decade, noting the need to accelerate the movement to value-based care and drive broader system transformation. However, the COVID-19 pandemic may impact provider performance and data reporting under value-based care initiatives. CMS has temporarily modified requirements of certain programs by, for example, implementing special scoring and payment policies intended to mitigate negative impacts of the public health emergency on hospitals participating in the Hospital Value-Based Purchasing Program and similar programs.

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

     Primary legislative sources of COVID-19 relief include the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, the Paycheck Protection Program and Health Care Enhancement Act, or the PPPHCE Act, the CAA, and the American Rescue Plan Act of 2021, or the ARPA. Together, these stimulus laws authorize over $186 billion in funding to be distributed through the Public Health and Social Services Emergency Fund, or the PHSSEF, to eligible providers, including public entities and Medicare- and/or Medicaid-enrolled providers. PHSSEF payments are intended to compensate healthcare providers for lost revenues or incremental expenses incurred in response to the COVID-19 pandemic and are not required to be repaid, provided that recipients attest to and comply with certain terms and conditions, including limitations on balance billing, not using PHSSEF funds to reimburse expenses or losses that other sources have been or are obligated to reimburse and audit and reporting requirements.

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

     The CARES Act and related legislation include other provisions offering financial relief, for example suspending the Medicare sequestration payment adjustment from May 1, 2020 through December 31, 2021, which would have otherwise reduced payments to Medicare providers by 2% as required by the Budget Control Act of 2011 (but also extending sequestration through 2030). Congress further delayed these sequestration cuts through March 31, 2022, and reduced the sequestration adjustment to 1% from April 1 through June 30, 2022, but increased the reductions set for 2030. The CARES Act and related legislation also delay scheduled reductions to Medicaid DSH payments, provide a 20% add-on to the inpatient PPS DRG rate for COVID-19 patients for the duration of the public health emergency, permitted the deferral of payment of the employer portion of social security taxes between March 27, 2020 and December 31, 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022, and provided claims reimbursement to healthcare providers for the provision of COVID-19 testing, treatment, and vaccine administration to uninsured individuals by way of the Health Resources & Services Administration, or HRSA, COVID-19 Uninsured Program. However, in addition to providing funding for healthcare providers, the ARPA increased the federal budget deficit in a manner that triggers an additional statutorily mandated sequestration under the Pay-As-You-Go Act of 2010. As a result, an additional Medicare spending reduction of up to 4% was required to take effect in January 2022. However, Congress has delayed implementation of this payment reduction until 2023.

     Through March, 31, 2022, net of amounts that have been repaid to the respective federal state, and local agency, we received approximately $805 million in pandemic relief fund payments through various federal, state and local programs on a cumulative basis since their enactment. Of the net amount received to-date, approximately $42 million was received during the three months ended March 31, 2022 and the remainder was received during the years ended December 31, 2021 and 2020. Payments recognized to-date have not impacted net operating revenues, and had a positive impact on net loss attributable to Community Health Systems, Inc. stockholders during the three months ended March 31, 2022 and 2021, in the amount of $35 million and $62 million, respectively. Amounts received through various federal, state or local programs that have not yet been recognized or otherwise have not been refunded to HHS are included within accrued liabilities-other in the condensed consolidated balance sheets, and such unrecognized amounts may be returned to HHS or the respective state or local agency, as applicable, or may be recognized in future periods if the underlying conditions for recognition are reasonably assured of being met.

     With respect to the Medicare Accelerated and Advanced Payment Program, we received Medicare accelerated payments of approximately $1.2 billion in April 2020. No additional Medicare accelerated payments have been received by us since such time and because CMS is no longer accepting new applications for accelerated payments, we do not expect to receive additional Medicare accelerated payments. CMS began recouping Medicare accelerated payments in April 2021. As of December 31, 2021, all Medicare accelerated payments received by us were recouped or repaid to CMS or assumed by buyers related to hospitals we divested. In this regard, approximately $1.1 billion and $77 million of Medicare accelerated payments were recouped or repaid to CMS or assumed by buyers related to hospitals we divested during the years ended December 31, 2021 and 2020, respectively.

     There is still a high degree of uncertainty regarding the magnitude and timing of any future payments or benefits that we may receive or realize under the CARES Act and other stimulus legislation passed in response to the COVID-19 pandemic. In addition, the public health emergency continues to evolve. Some of the measures allowing for flexibility in delivery of care and various financial supports for healthcare providers are available only until funds expire or for the duration of the public health emergency, and it is unclear whether or for how long the public health emergency declaration will be extended. The current declaration expires July 15, 2022. The HHS Secretary may choose to renew the declaration for successive 90-day periods for as long as the emergency continues to exist and may terminate the declaration whenever he determines that the public health emergency no longer exists, but has indicated that HHS will provide states with 60 days’ notice prior to termination of the declaration. The federal government may consider additional stimulus and relief efforts, but we are unable to predict whether additional stimulus measures will be enacted or their impact on us. For example, the HRSA COVID-19 Uninsured Program has stopped accepting claims for reimbursement for testing, treatment, and vaccinations, and we are unable to predict whether this program will receive additional funding. There can be no assurance as to the total amount of financial and other types of assistance that we will receive under federal, state and local stimulus or relief programs, and it is difficult to predict the impact of such measures on our operations or how they will affect operations of our competitors. Further, there can be no assurance that the terms of provider relief funding or other programs will not change or be interpreted in ways that affect our funding or eligibility to participate or our ability to comply with applicable requirements and retain amounts received. We continue to assess the potential impact of the CARES Act and other enacted stimulus legislation, the potential impact of future stimulus measures, if any, and the impact of other laws, regulations, and guidance related to COVID-19 on our business, results of operations, financial condition and cash flows.

     In June 2019, the U.S. Supreme Court ruled in Azar v. Allina Health Services that HHS failed to comply with statutory notice and comment rulemaking procedures before announcing an earlier policy related to DSH payments made under Medicare to hospitals. In response to this adverse ruling, CMS proposed a rule in August 2020 in an attempt to retroactively cure the underlying procedural errors cited by the U.S. Supreme Court as the basis in their decision. CMS’s action has introduced uncertainty regarding the potential outcomes from the Supreme Court ruling, and the proposed rule has resulted in further litigation. If HHS or CMS are unsuccessful in their attempt to assert the proposed rule or another legal basis for their policy, one potential outcome is the federal government could be required to reimburse hospitals, including our affiliated hospitals, for Medicare DSH payments which otherwise would have been payable over certain prior time periods absent the enactment of this policy. While the ruling in Allina was specific to the DSH payments calculated for federal fiscal year 2012 for the plaintiff hospitals, we believe that, because of the precedent of this ruling, prior time periods with the potential for higher DSH payments, including federal fiscal years 2005 to 2013, could be impacted. There continues to be uncertainty regarding the extent to which, if any, Medicare DSH payments will be remitted to our affiliated hospitals as the result of Allina and subsequent litigation, and, if so, the timing of any such payments. Litigants in lawsuits challenging the proposed rule are seeking such relief. We anticipate that if it is ultimately determined that our affiliated hospitals are entitled to receive such Medicare DSH payments for these prior time periods, these payments could have a material positive impact on a non-recurring basis in any future period in which net income is recognized in respect thereof as well as on our cash flows from operations in any future period in which these payments are received.

As a result of our current levels of cash, pandemic relief fund payments we have received and may in the future receive under federal, state or local stimulus or relief programs, available borrowing capacity, long-term outlook on our debt repayments, the refinancing of certain of our notes, proceeds from the sale of hospitals and the continued projection of our ability to generate cash flows, we anticipate that we will be able to invest the necessary capital in our business over the next twelve months and for the foreseeable future thereafter. We believe there continues to be ample opportunity to strengthen our market share in substantially all of our markets by decreasing the need for patients to travel outside their communities for healthcare. Furthermore, we will continue to strive to improve operating efficiencies and procedures in order to improve the performance of our hospitals.

Sources of Revenue

The following table presents the approximate percentages of net operating revenues by payor source for the periods indicated. The data for the periods presented are not strictly comparable due to the effect that hospital acquisitions and divestitures have had on these statistics.

	Three Months Ended
	March 31,
	2022	2021
Medicare	21.5%	23.0%
Medicaid	15.0	13.0
Managed Care and other third-party payors	62.1	63.5
Self-pay	1.4	0.5
Total	100.0%	100.0%

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

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-based reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for the treatment of patients covered by Medicare, Medicaid and non-governmental payors are generally less than our standard billing rates. We account for the differences between the estimated program reimbursement rates and our standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues and net income (loss) by an insignificant amount in each of the three-month periods ended March 31, 2022 and 2021.

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

Results of Operations

Our hospitals offer a broad variety of inpatient and outpatient medical and surgical services. These include general acute care, emergency room, general and specialty surgery, critical care, internal medicine, obstetrics, diagnostic services, psychiatric and rehabilitation services. Historically, the strongest demand for hospital services generally occurs during January through April and the weakest demand for these services generally occurs during the summer months. Accordingly, eliminating the effects of new acquisitions and/or divestitures, our net operating revenues and earnings are historically highest during the first quarter and lowest during the third quarter. As previously noted, the COVID-19 pandemic has disrupted the pattern of demand for services we provide.

The following tables summarize, for the periods indicated, selected operating data.

	Three Months Ended
	March 31,
	2022	2021
Operating results, as a percentage of net operating revenues:
Net operating revenues	100.0%	100.0%
Operating expenses (a)	(87.0)	(83.9)
Depreciation and amortization	(4.1)	(4.6)
Impairment and (gain) loss on sale of businesses, net	(0.2)	(0.7)
Income from operations	8.7	10.8
Interest expense, net	(7.0)	(7.7)
Loss from early extinguishment of debt	(0.2)	(2.3)
Equity in earnings of unconsolidated affiliates	0.2	0.3
Income before income taxes	1.7	1.1
Provision for income taxes	(0.7)	(2.3)
Net income (loss)	1.0	(1.2)
Less: Net income attributable to noncontrolling interests	(1.0)	(0.9)
Net loss attributable to Community Health Systems, Inc. stockholders	0.0%	(2.1)%

	Three Months Ended March 31,
	2022	2021
Percentage increase (decrease) from prior year:
Net operating revenues	3.3%	(0.4)%
Admissions (b)	(1.7)	(14.0)
Adjusted admissions (c)	2.2	(15.8)
Average length of stay (d)	2.0	11.1
Net loss attributable to Community Health Systems, Inc.	98.4	(455.6)
Same-store percentage increase (decrease) from prior year (e):
Net operating revenues	3.8%	9.8%
Admissions (b)	(0.3)	(4.9)
Adjusted admissions (c)	3.2	(7.2)

(a)

Operating expenses include salaries and benefits, supplies, other operating expenses, lease cost and rent, net of the reduction in operating expenses through March 31, 2022 and 2021, resulting from the recognition of pandemic relief funds.

(b)	Admissions represents the number of patients admitted for inpatient treatment.
(c)

Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by multiplying admissions by gross patient revenues and then dividing that number by gross inpatient revenues.

(d)	Average length of stay represents the average number of days inpatients stay in our hospitals.
(e)	Excludes information for businesses sold or closed during each of the respective periods, as applicable.

Items (b) – (e) are metrics used to manage our performance. These metrics provide useful insight to investors about the volume and acuity of services we provide, which aid in evaluating our financial results.

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Net operating revenues increased to $3.1 billion for the three months ended March 31, 2022 compared to $3.0 billion for the three months ended March 31, 2021. Net operating revenues on a same-store basis from hospitals that were operated throughout both periods increased $113 million, or 3.8%, during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. On a period-over-period basis, the increase in net operating revenues was attributable to increased patient volumes, acuity, and reimbursement rates. Non-same-store net operating revenues decreased $15 million during the three months ended March 31, 2022, in comparison to the prior year period. On a consolidated basis, inpatient admissions decreased by 1.7% and adjusted admissions increased by 2.2% during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. On a same-store basis, net operating revenues per adjusted admission increased 0.5%, while inpatient admissions decreased by 0.3% and adjusted admissions increased by 3.2% for the three months ended March 31, 2022, compared to the three months ended March 31, 2021.

Operating costs and expenses, as a percentage of net operating revenues, increased from 89.2% during the three months ended March 31, 2021 to 91.3% during the three months ended March 31, 2022. Operating costs and expenses, excluding depreciation and amortization and impairment and (gain) loss on sale of businesses, as a percentage of net operating revenues, increased from 83.9% for the three months ended March 31, 2021 to 87.0% for the three months ended March 31, 2022. Salaries and benefits, as a percentage of net operating revenues, decreased from 43.2% for the three months ended March 31, 2021 to 42.6% for the three months ended March 31, 2022, primarily due to employees moving to contract labor roles, partially offset by wage inflation. Supplies, as a percentage of net operating revenues, decreased from 16.3% for the three months ended March 31, 2021 to 16.0% for the three months ended March 31, 2022. Other operating expenses, as a percentage of net operating revenues, increased from 24.5% for the three months ended March 31, 2021 to 27.4% for the three months ended March 31, 2022, primarily due to an increase in the utilization of and rates for contract labor. Lease cost and rent, as a percentage of net operating revenues, decreased from 2.6% for the three months ended March 31, 2021 to 2.5% for the three months ended March 31, 2022. Pandemic relief funds, as a percentage of net operating revenues, was (1.5)% for the three months ended March 31, 2022, compared to (2.7)% for the three months ended March 31, 2021.

Depreciation and amortization, as a percentage of net operating revenues, decreased to 4.1% for the three months ended March 31, 2022 from 4.6% for the three months ended March 31, 2021.

Impairment and (gain) loss on sale of businesses, net was expense of $6 million for the three months ended March 31, 2022, which related to a hospital held for sale, compared to $21 million for the three months ended March 31, 2021, which related primarily to divestitures during the period.

Interest expense, net, decreased by $14 million to $217 million for the three months ended March 31, 2022 compared to $231 million for the three months ended March 31, 2021. This was primarily due to our debt refinancing activities in 2021 as discussed further in Liquidity.

Loss from early extinguishment of debt of $5 million and $71 million was recognized during the three months ended March 31, 2022 and 2021, respectively, as a result of the refinancing of certain of our outstanding notes.

Equity in earnings of unconsolidated affiliates, as a percentage of net operating revenues, decreased to (0.2)% for the three months ended March 31, 2022 from (0.3)% for the three months ended March 31, 2021, primarily due to the sale of our unconsolidated equity interests in Macon Healthcare, LLC during the three months ended September 30, 2021.

The net results of the above-mentioned changes resulted in income before income taxes increasing $19 million to $53 million for the three months ended March 31, 2022 from $34 million for the three months ended March 31, 2021.

Our provision for income taxes for the three months ended March 31, 2022 was $23 million compared to $69 million for the three months ended March 31, 2021. Our effective tax rates were 43.4% and 202.9% for the three months ended March 31, 2022 and 2021, respectively. Valuation allowances recognized on IRC Section 163(j) interest carryforwards created as a result of the financing transaction completed during the three months ended March 31, 2022 were lower than valuation allowances recognized related to the financing transactions completed during the three months ended March 31, 2021, resulting in a period-over-period decrease in the effective tax rate.

Net income (loss), as a percentage of net operating revenues, was 1.0% for the three months ended March 31, 2022 compared to (1.2)% for the three months ended March 31, 2021.

Net income attributable to noncontrolling interests as a percentage of net operating revenues was 1.0% for the three months ended March 31, 2022, compared to 0.9% for the three months ended March 31, 2021.

Net loss attributable to Community Health Systems, Inc. stockholders was $(1) million for the three months ended March 31, 2022, compared to $(64) million for the three months ended March 31, 2021.

Liquidity and Capital Resources

Net cash provided by operating activities remained consistent at $101 million for both of the three-month periods ended March 31, 2022 and 2021. Cash paid for interest was $242 million during the three months ended March 31, 2022 compared to $203 million for the three months ended March 31, 2021. Cash paid for income taxes, net of refunds received, resulted in a net payment of $2 million and less than $1 million during the three months ended March 31, 2022 and 2021, respectively.

Our net cash used in investing activities was approximately $121 million for the three months ended March 31, 2022, compared to approximately $120 million for the three months ended March 31, 2021, an increase of $1 million. The cash used in investing activities during the three months ended March 31, 2022 was primarily impacted by a decrease of $4 million in cash proceeds from dispositions of hospitals and other ancillary operations, an increase of $11 million in cash used in the net impact of the purchase and sale of available-for-sale and equity securities, a $2 million decrease in cash proceeds from the sale of property and equipment and a $4 million increase in cash proceeds from the sale of investments in unconsolidated affiliates. These decreases in cash used in investing activities were partially offset by a decrease of $8 million in cash used in the purchase of property and equipment, a decrease of $3 million in cash used for acquisition of facilities and other related businesses and a decrease of $9 million in cash used to purchase other investments.

Our net cash used in financing activities was approximately $27 million for the three months ended March 31, 2022, compared to approximately $406 million for the three months ended March 31, 2021, a decrease in cash used in financing activities of approximately $379 million. This was primarily due to the net effect of our debt repayments, refinancing activities, and cash paid for deferred financing costs and other debt-related costs during the three months ended March 31, 2022 and 2021.

Liquidity

Net working capital was approximately $1.1 billion at both March 31, 2022 and December 31, 2021. Net working capital increased by approximately $26 million between December 31, 2021 and March 31, 2022. The increase is primarily due to the increase in prepaid expenses and taxes and decreases in accrued interest and other accrued liabilities during the three months ended March 31, 2022, partially offset by a decrease in cash, as a result of debt repayments, refinancing activities and cash paid for deferred financing costs.

In addition to cash flows from operations, available sources of capital include amounts available under the asset-based loan (ABL) credit agreement, or the ABL Credit Agreement, as amended and restated on November 22, 2021, as well as anticipated access to public and private debt markets.

Pursuant to the ABL Credit Agreement, the lenders have extended to CHS/Community Health Systems, Inc., or CHS, a revolving asset-based loan facility, or the ABL Facility, in the maximum aggregate principal amount of $1.0 billion, subject to borrowing base capacity. At March 31, 2022, the available borrowing base under the ABL Facility was $1.0 billion, of which $103 million was reserved for outstanding letters of credit and $897 million represented excess availability. We had no outstanding borrowings as of March 31, 2022. The issued letters of credit were primarily in support of potential insurance-related claims and certain bonds. Principal amounts outstanding under the ABL Facility, if any, will be due and payable in full on November 22, 2026.

2022 Financing Activity

On February 4, 2022, CHS completed a private offering of $1.535 billion aggregate principal amount of 5¼% Senior Secured Notes due May 15, 2030, or the 5¼% Senior Secured Notes due 2030. The proceeds of the offering were used to redeem the 6⅝% Senior Secured Notes due 2025 on February 4, 2022, and to pay related fees and expenses. The 5¼% Senior Secured Notes due 2030 bear interest at a rate of 5.250% per year payable semi-annually in arrears on May 15 and November 15, commencing on November 15, 2022.

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

As of March 31, 2022, approximately $43 million of our outstanding debt of $12.2 billion is due within the next 12 months.

As previously discussed, we may require an increased level of working capital if we experience extended billing and collection cycles resulting from negative economic conditions and other factors arising from the COVID-19 pandemic, which may impact service mix, revenue mix, payor mix and patient volumes, as well as our ability to collect outstanding receivables. A material increase in the amount or deterioration in the collectability of accounts receivable will adversely affect our cash flows and results of operations, requiring an increased level of working capital.

We believe that internally generated cash flows and current levels of availability for additional borrowing under the ABL Facility, as well as our continued access to the capital markets, will be sufficient to finance acquisitions, capital expenditures, working capital requirements, and any debt repurchases or other debt repayments we may elect to make or be required to make through the next 12 months and the foreseeable future thereafter. Pandemic relief funds that we have received and may continue to receive through various federal, state and local stimulus or relief programs have been and will continue to be used according to applicable terms and conditions as reimbursement for lost revenues or incremental expenses attributable to COVID-19, including working capital requirements and capital expenditures. As noted above, the COVID-19 pandemic has resulted in, and may continue to result in, significant disruptions of financial and capital markets, which could reduce our ability to access capital and negatively affect our liquidity in the future. Additionally, while we have received PHSSEF payments and accelerated Medicare payments under the CARES Act and related legislation and may continue to receive and be able to utilize PHSSEF payments which have been received, as noted above, there is no assurance regarding the extent to which anticipated ongoing negative impacts on us arising from the COVID-19 pandemic will be offset by benefits which we may recognize or receive in the future under the CARES Act and related legislation or any future stimulus measures.

We may elect from time to time to continue to purchase our outstanding debt in open market purchases, privately negotiated transactions or otherwise. Any such debt repurchases will depend upon prevailing market conditions, our liquidity requirements, contractual restrictions, applicable securities laws requirements, and other factors.

There have been no material changes outside of the ordinary course of business to our upcoming cash obligations during the three months ended March 31, 2022 from those disclosed under “Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2021 Form 10-K, except as discussed above related to debt refinancing activity during 2022.

Capital Resources

Cash expenditures for purchases of facilities and other related businesses were approximately $1 million for the three months ended March 31, 2022, compared to $4 million for the three months ended March 31, 2021. Our expenditures for the three months ended March 31, 2022 and 2021 were primarily related to physician practices and other ancillary services.

Excluding the cost to construct replacement and de novo hospitals, our cash expenditures for routine capital for the three months ended March 31, 2022 totaled $64 million compared to $76 million for the three months ended March 31, 2021. These capital expenditures related primarily to the purchase of additional equipment, minor renovations and information systems infrastructure. Costs to construct replacement hospitals totaled $12 million and $16 million for the three months ended March 31, 2022 and 2021, respectively, primarily related to the construction of a replacement facility in Fort Wayne, Indiana. During the three months ended March 31, 2022 and 2021, we also had cash expenditures of $21 million and $13 million, respectively, that represent both planning and construction costs primarily for one de novo hospital in the Tucson, Arizona market. This de novo hospital is expected to be completed in the first half of 2022 and have 52 beds.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our condensed consolidated financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are defined as those policies that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations of the registrant. We believe that our critical accounting policies are limited to those described below. The following information should be read in conjunction with our significant accounting policies included in Note 1 of the Notes to the Consolidated Financial Statements included under Part II, Item 8 of our 2021 Form 10-K.

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

Due to the complexities involved in these estimates, actual payments we receive could be different from the amounts we estimate and record. If the actual contractual reimbursement percentage under government programs and managed care contracts differed by 1% at March 31, 2022 from our estimated reimbursement percentage, net income for the three months ended March 31, 2022 would have changed by approximately $87 million, and net accounts receivable at March 31, 2022 would have changed by $112 million. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues and net income (loss) by an insignificant amount for each of the three-month periods ended March 31, 2022 and 2021.

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

Patient accounts receivable can be impacted by the effectiveness of our collection efforts and, as described in our significant accounting policies included in Note 1 of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 of this Form 10-Q, numerous factors may affect the net realizable value of accounts receivable. If the actual collection percentage differed by 1% at March 31, 2022 from our estimated collection percentage as a result of a change in expected recoveries, net income for the three months ended March 31, 2022 would have changed by $41 million, and net accounts receivable at March 31, 2022 would have changed by $52 million. We also continually review our overall reserve adequacy by monitoring historical cash collections as a percentage of trailing net operating revenues, as well as by analyzing current period net revenue and admissions by payor classification, days revenue outstanding, the composition of self-pay receivables between pure self-pay patients and the patient responsibility portion of third-party insured receivables and the impact of recent acquisitions and dispositions.

Our policy is to write-off gross accounts receivable if the balance is under $10.00 or when such amounts are placed with outside collection agencies. We believe this policy accurately reflects our ongoing collection efforts and is consistent with industry practices. We had approximately $1.8 billion at March 31, 2022, and $2.2 billion at December 31, 2021, being pursued by various outside collection agencies. We expect to collect less than 4%, net of estimated collection fees, of the amounts being pursued by outside collection agencies. As these amounts have been written-off, they are not included in our accounts receivable. Collections on amounts previously written-off are recognized as a recovery of net operating revenues when received. However, we take into consideration estimated collections of these future amounts written-off in determining the implicit price concessions used to measure the transaction price for the applicable portfolio of patient accounts receivable.

All of the following information is derived from our hospitals, excluding clinics, unless otherwise noted.

Patient accounts receivable from our hospitals represent approximately 98% of our total consolidated accounts receivable.

Days revenue outstanding, adjusted for the impact of receivables for state Medicaid supplemental payment programs and divested facilities, was 56 days and 55 days at March 31, 2022 and December 31, 2021, respectively.

Total gross accounts receivable (prior to allowance for contractual adjustments and implicit price concessions) was approximately $16.2 billion as of March 31, 2022 and December 31, 2021. The approximate percentage of total gross accounts receivable (prior to allowance for contractual adjustments and implicit price concessions) summarized by aging categories is as follows:

As of March 31, 2022:
	% of Gross Receivables
Payor	0 - 90 Days	90 - 180 Days	180 - 365 Days	Over 365 Days
Medicare	12%	1%	—%	—%
Medicaid	7%	1%	1%	1%
Managed Care and Other	34%	5%	4%	3%
Self-Pay	7%	5%	9%	10%

As of December 31, 2021:
	% of Gross Receivables
Payor	0 - 90 Days	90 - 180 Days	180 - 365 Days	Over 365 Days
Medicare	12%	1%	—%	—%
Medicaid	7%	1%	1%	1%
Managed Care and Other	33%	5%	3%	2%
Self-Pay	8%	5%	9%	12%

The approximate percentage of total gross accounts receivable (prior to allowances for contractual adjustments and implicit price concessions) summarized by payor is as follows:

	March 31,	December 31,
	2022	2021
Insured receivables	67.9%	66.3%
Self-pay receivables	32.1	33.7
Total	100.0%	100.0%

The combined total at our hospitals and clinics for the estimated implicit price concessions for self-pay accounts receivable and allowances for other self-pay discounts and contractuals, as a percentage of gross self-pay receivables, was approximately 90% at March 31, 2022 and approximately 91% at December 31, 2021. If the receivables that have been written-off, but where collections are still being pursued by outside collection agencies, were included in both the allowances and gross self-pay receivables specified above, the percentage of combined allowances to total self-pay receivables would have been 93% at both March 31, 2022 and December 31, 2021.

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

The net present value of the projected payments was discounted using a weighted-average risk-free rate of approximately 3.0% and 1.8% at March 31, 2022 and December 31, 2021, respectively. This liability is adjusted for new claims information in the period such information becomes known to us. Professional malpractice expense includes the losses resulting from professional liability claims and loss adjustment expense, as well as excess insurance premiums, and is presented within other operating expenses in the accompanying condensed consolidated statements of loss.

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

For purposes of estimating our individual claim accruals, we utilize specific claim information, including the nature of the claim, the expected claim amount, the year in which the claim occurred and the laws of the jurisdiction in which the claim occurred. Once the case accruals for known claims are determined, information is stratified by loss layers and retentions, accident years, reported years and geography. Several actuarial methods are used against this data to produce estimates of ultimate paid losses and reserves for incurred but not reported claims. Each of these methods uses our company-specific historical claims data and other information. Company-specific data includes information regarding our business, including historical paid losses and loss adjustment expenses, historical and current case loss reserves, actual and projected hospital statistical data, a variety of hospital census information, employed physician information, professional liability retentions for each policy year, geographic information and other data. Significant assumptions are made on the basis of the aforementioned information in estimating reserves for incurred but not reported claims. A 1% change in assumptions for either severity or frequency as of March 31, 2022 would have increased or decreased the reserve between $10 million to $20 million.

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

Effective June 1, 2014, the hospitals acquired from Health Management Associates, Inc., or HMA, were insured on a claims-made basis as described above and through commercial insurance companies as described above for substantially all claims reported on or after June 1, 2014 except for physician-related claims with an occurrence date prior to June 1, 2014. Prior to June 1, 2014, the former HMA hospitals obtained insurance coverage through a wholly-owned captive insurance subsidiary and a risk retention group subsidiary which are domiciled in the Cayman Islands and South Carolina, respectively. Those insurance subsidiaries, which are collectively referred to as the “Insurance Subsidiaries,” provided (i) claims-made coverage to all of the former HMA hospitals and (ii) occurrence-basis coverage to most of the physicians employed by the former HMA hospitals. The employed physicians not covered by the Insurance Subsidiaries generally maintained claims-made policies with unrelated third party insurance companies. To mitigate the exposure of the program covering the former HMA hospitals and other healthcare facilities, the Insurance Subsidiaries bought claims-made reinsurance policies from unrelated third parties for claims above self-retention levels of $10 million or $15 million per claim, depending on the policy year.

There were no significant changes in our estimate of the reserve for professional liability claims during the three months ended March 31, 2022.

Income Taxes

We must make estimates in recording provision for income taxes, including determination of deferred tax assets and deferred tax liabilities and any valuation allowances that might be required against the deferred tax assets. We believe that future income will enable us to realize certain deferred tax assets, subject to the valuation allowance we have established.

The total amount of unrecognized benefit that would impact the effective tax rate, if recognized, was less than $1 million as of March 31, 2022. A total of less than $1 million of interest and penalties is included in the amount of liability for uncertain tax positions at March 31, 2022. It is our policy to recognize interest and penalties related to unrecognized benefits in our condensed consolidated statements of loss as income tax expense.

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “thinks,” and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. A number of factors could affect the future results of the Company or the healthcare industry generally and could cause the Company’s expected results to differ materially from those expressed in this Form 10-Q. These factors include, among other things:

•

developments related to COVID-19, including, without limitation, related to the length and severity of the pandemic; the volume of canceled or rescheduled procedures; the volume of COVID-19 patients cared for across our health systems; the timing, availability and acceptance of effective medical treatments, vaccines (including additional dosages of vaccines) and tests; the spread of potentially more contagious and/or virulent forms of the virus, including variants of the virus for which currently available vaccines, treatments and tests may not be effective or authorized; measures we are taking to respond to the COVID-19 pandemic; the impact of government actions on us, including with respect to vaccine mandates, testing requirements, travel restrictions and other virus containment measures; changes in net operating revenues due to patient volumes, payor mix and evolving macroeconomic conditions; inflationary conditions and increased expenses related to labor, supply chain, capital and other expenditures; workforce disruptions; and supply shortages and disruptions;

•

uncertainty regarding the magnitude and timing of any future payments or benefits we may receive or realize under the CARES Act, the PPPHCE Act, the CAA, the ARPA and any other future stimulus measures related to COVID-19;

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
•

any security breaches, cyber-attacks, loss of data, other cybersecurity threats or incidents, and any actual or perceived failures to comply with legal requirements governing the privacy and security of health information or other regulated, sensitive or confidential information, or legal requirements regarding data privacy or data protection;

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

•	the impact that changes in our relationships with joint venture or syndication partners could have on effectively operating our hospitals or ancillary services or in advancing strategic opportunities;
•	our ability to successfully integrate any acquired hospitals and/or outpatient facilities, or to recognize expected synergies from acquisitions;
•	the impact of seasonal severe weather conditions and climate change, as well as the timing and amount of insurance recoveries in relation to severe weather events;
•	our ability to obtain adequate levels of insurance, including general liability, professional liability, and directors and officers liability insurance;
•	timeliness of reimbursement payments received under government programs;
•	effects related to pandemics, epidemics, or outbreaks of infectious diseases, including the novel coronavirus causing the disease known as COVID-19;
•	any failure to comply with our obligations under license or technology agreements;
•	challenging economic conditions in certain non-urban communities in which we operate;
•	any developments with respect to the final auditing and reporting requirements of, or other adverse developments with respect to, the Corporate Integrity Agreement to which we are subject;

•	the concentration of our revenue in a small number of states;
•	our ability to realize anticipated cost savings and other benefits from our current strategic and operational cost savings initiatives;
•	any changes in or interpretations of income tax laws and regulations; and
•	the risk factors set forth in our 2021 Form 10-K and our other public filings with the SEC.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

During the three months ended March 31, 2022, there have been no material changes in the quantitative and qualitative disclosures set forth in Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our 2021 Form 10-K.

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

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2022 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we receive inquiries or subpoenas from state regulators, state Medicaid Fraud Control units, fiscal intermediaries, CMS, the U.S. Department of Justice and other government entities regarding various Medicare and Medicaid issues. In addition, we are subject to other claims and lawsuits arising in the ordinary course of our business including lawsuits and claims related to billing practices and the administration of charity care policies at our hospitals. Based on current knowledge, management does not believe that loss contingencies arising from pending legal, regulatory and governmental matters, including the matters described herein, will have a material adverse effect on the consolidated financial position or liquidity of the Company. However, in light of the inherent uncertainties involved in pending legal, regulatory and governmental matters, some of which are beyond our control, and the very large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to our results of operations or cash flows for any particular reporting period. Settlements of suits involving Medicare and Medicaid issues routinely require both monetary payments as well as corporate integrity agreements. Additionally, qui tam or “whistleblower” actions initiated under the civil False Claims Act, or FCA, may be pending but placed under seal by the court to comply with the FCA’s requirements for filing such suits. In September 2014, the Criminal Division of the U.S. Department of Justice announced that all qui tam cases will be shared with their Division to determine if a parallel criminal investigation should be opened. The Criminal Division has also frequently stated an intention to pursue corporations in criminal prosecutions. From time to time, we detect issues of non-compliance with Federal healthcare laws pertaining to claims submission and reimbursement practices and/or financial relationships with physicians. We avail ourselves of various mechanisms to address potential overpayments arising out of these issues, including repayment of claims, rebilling of claims, and participation in voluntary disclosure protocols offered by CMS and the Office of Inspector General. Participating in voluntary repayments and voluntary disclosure protocols can have the potential for significant settlement obligations or even enforcement action.

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

Item 1A.  Risk Factors

There have been no material changes with regard to the risk factors previously disclosed in the 2021 Form 10-K.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds

The following table contains information about our purchases of common stock during the three months ended March 31, 2022.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (b)
January 1, 2022 -
January 31, 2022	8,921	$13.33	—	—
February 1, 2022 -
February 28, 2022	—	—	—	—
March 1, 2022 -
March 31, 2022	807,832	10.18	—	—
Total	816,753	$10.21	—	—

(a)	816,753 shares were withheld to satisfy the payment of tax obligations related to the vesting of restricted stock awards.
(b)	We had no publicly announced repurchase programs for shares of our common stock during the three months ended March 31, 2022.

The ABL Facility and the indentures governing each series of our outstanding notes restrict our subsidiaries from, among other matters, paying dividends and making distributions to us, which thereby limits our ability to pay dividends and/or repurchase stock. As of March 31, 2022, under the most restrictive test in these agreements (and subject to certain exceptions), we have approximately $300 million of capacity to pay permitted dividends and/or repurchase shares of stock or make other restricted payments.

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

4.2			Form of 5.250% Senior Secured Note due 2030 (included in Exhibit 4.1)
4.3

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

4.4

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

10.1	†	*	Form of Performance Based Restricted Stock Award Agreement (Senior Officers) for Community Health Systems, Inc. 2009 Stock Option and Award Plan (for awards granted on or after March 1, 2022)
10.2	†

Retainer Agreement, dated February 28, 2022, by and between CHSPSC, LLC and Benjamin C. Fordham (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.'s Current Report on Form 8-K filed February 28, 2022 (No. 001-15925))

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

The following financial information from our quarterly report on Form 10-Q for the quarter ended March 31, 2022 and 2021, filed with the SEC on April 28, 2022, formatted in Inline Extensible Business Reporting Language: (i) the condensed consolidated statements of loss for the three months ended March 31, 2022 and March 31, 2021, (ii) the condensed consolidated statements of comprehensive loss for the three months ended March 31, 2022 and March 31, 2021, (iii) the condensed consolidated balance sheets at March 31, 2022 and December 31, 2021, (iv) the condensed consolidated statements of cash flows for the three months ended March 31, 2022 and March 31, 2021, and (v) the notes to the condensed consolidated financial statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

Date:  April 28, 2022