Form 10-Q
period 2022-06-30
COMMUNITY HEALTH SYSTEMS INC
filed 2022-07-28
CIK 1108109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of July 21, 2022, there were outstanding 134,713,069 shares of the Registrant’s Common Stock, $0.01 par value.

Community Health Systems, Inc.

Form 10-Q

For the Three and Six Months Ended June 30, 2022

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME

(In millions, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net operating revenues	$2,934	$3,007	$6,044	$6,020
Operating costs and expenses:
Salaries and benefits	1,295	1,266	2,620	2,569
Supplies	487	500	985	992
Other operating expenses	830	715	1,683	1,453
Lease cost and rent	78	78	155	156
Pandemic relief funds	(8)	(1)	(55)	(83)
Depreciation and amortization	133	133	261	272
Impairment and (gain) loss on sale of businesses, net	—	2	6	23
Total operating costs and expenses	2,815	2,693	5,655	5,382
Income from operations	119	314	389	638
Interest expense, net	218	219	435	449
Loss from early extinguishment of debt	—	8	5	79
Equity in earnings of unconsolidated affiliates	(1)	(4)	(6)	(15)
(Loss) income before income taxes	(98)	91	(45)	125
Provision for income taxes	200	54	223	123
Net (loss) income	(298)	37	(268)	2
Less: Net income attributable to noncontrolling interests	28	31	59	60
Net (loss) income attributable to Community Health Systems, Inc. stockholders	$(326)	$6	$(327)	$(58)
(Loss) earnings per share attributable to Community Health Systems, Inc. stockholders:
Basic	$(2.52)	$0.04	$(2.54)	$(0.46)
Diluted	$(2.52)	$0.04	$(2.54)	$(0.46)
Weighted-average number of shares outstanding:
Basic	129,095,571	127,069,252	128,460,419	126,414,901
Diluted	129,095,571	130,737,124	128,460,419	126,414,901

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In millions)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net (loss) income	$(298)	$37	$(268)	$2
Other comprehensive (loss) income, net of income taxes:
Net change in fair value of available-for-sale debt securities, net of tax	(6)	1	(14)	(3)
Amortization and recognition of unrecognized pension cost components, net of tax	—	—	—	1
Other comprehensive (loss) income	(6)	1	(14)	(2)
Comprehensive (loss) income	(304)	38	(282)	—
Less: Comprehensive income attributable to noncontrolling interests	28	31	59	60
Comprehensive (loss) income attributable to Community Health Systems, Inc. stockholders	$(332)	$7	$(341)	$(60)

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$346	$507
Patient accounts receivable	2,001	2,062
Supplies	356	355
Prepaid income taxes	99	94
Prepaid expenses and taxes	263	192
Other current assets	264	269
Total current assets	3,329	3,479
Property and equipment	9,759	9,757
Less accumulated depreciation and amortization	(4,220)	(4,204)
Property and equipment, net	5,539	5,553
Goodwill	4,224	4,219
Deferred income taxes	53	53
Other assets, net	1,913	1,913
Total assets	$15,058	$15,217
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$32	$31
Current operating lease liabilities	153	147
Accounts payable	832	830
Accrued liabilities:
Employee compensation	624	655
Accrued interest	221	225
Other	433	476
Total current liabilities	2,295	2,364
Long-term debt	12,183	12,109
Deferred income taxes	410	192
Long-term operating lease liabilities	569	535
Other long-term liabilities	759	827
Total liabilities	16,216	16,027
Redeemable noncontrolling interests in equity of consolidated subsidiaries	498	480
STOCKHOLDERS’ DEFICIT
Community Health Systems, Inc. stockholders’ deficit:
Preferred stock, $.01 par value per share, 100,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value per share, 300,000,000 shares authorized; 134,683,113 shares issued and outstanding at June 30, 2022, and 132,146,282 shares issued and outstanding at December 31, 2021	1	1
Additional paid-in capital	2,090	2,118
Accumulated other comprehensive loss	(27)	(14)
Accumulated deficit	(3,804)	(3,477)
Total Community Health Systems, Inc. stockholders’ deficit	(1,740)	(1,372)
Noncontrolling interests in equity of consolidated subsidiaries	84	82
Total stockholders’ deficit	(1,656)	(1,290)
Total liabilities and stockholders’ deficit	$15,058	$15,217

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(268)	$2
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	261	272
Deferred income taxes	221	118
Stock-based compensation expense	8	13
Impairment and (gain) loss on sale of businesses, net	6	23
Loss from early extinguishment of debt	5	79
Other non-cash expenses, net	95	(3)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Patient accounts receivable	61	(32)
Supplies, prepaid expenses and other current assets	(72)	31
Repayment/derecognition of Medicare accelerated payments	—	(134)
Accounts payable, accrued liabilities and income taxes	(63)	(2)
Other	(100)	(87)
Net cash provided by operating activities	154	280
Cash flows from investing activities:
Acquisitions of facilities and other related businesses	(4)	(4)
Purchases of property and equipment	(191)	(212)
Proceeds from disposition of hospitals and other ancillary operations	3	7
Proceeds from sale of property and equipment	7	3
Purchases of available-for-sale debt securities and equity securities	(55)	(63)
Proceeds from sales of available-for-sale debt securities and equity securities	41	48
Purchases of investments in unconsolidated affiliates	(8)	(2)
Increase in other investments	(30)	(32)
Net cash used in investing activities	(237)	(255)
Cash flows from financing activities:
Repurchase of restricted stock shares for payroll tax withholding requirements	(8)	(5)
Deferred financing costs and other debt-related costs	(73)	(310)
Proceeds from noncontrolling investors in joint ventures	1	—
Redemption of noncontrolling investments in joint ventures	(1)	(3)
Distributions to noncontrolling investors in joint ventures	(73)	(66)
Other borrowings	34	19
Issuance of long-term debt	1,535	4,310
Repayments of long-term indebtedness	(1,493)	(4,396)
Net cash used in financing activities	(78)	(451)
Net change in cash and cash equivalents	(161)	(426)
Cash and cash equivalents at beginning of period	507	1,676
Cash and cash equivalents at end of period	$346	$1,250
Supplemental disclosure of cash flow information:
Interest payments	$(410)	$(304)
Income tax payments, net	$(6)	$(1)

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The unaudited condensed consolidated financial statements of Community Health Systems, Inc. (the “Parent” or “Parent Company”) and its subsidiaries (the “Company”) as of June 30, 2022 and December 31, 2021 and for the three-month and six-month periods ended June 30, 2022 and 2021, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. All intercompany transactions and balances have been eliminated. The results of operations for the three and six months ended June 30, 2022, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2022. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates under different assumptions or conditions.

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

Substantially all of the Company’s operating costs and expenses are “cost of revenue” items. Operating costs that could be classified as general and administrative by the Company include the Company’s corporate office costs at its Franklin, Tennessee office, which were $57 million and $52 million for the three months ended June 30, 2022 and 2021, respectively, and $120 million and $112 million for the six months ended June 30, 2022 and 2021, respectively.

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

Revenue Recognition.

Net Operating Revenues

Net operating revenues are recorded at the transaction price estimated by the Company to reflect the total consideration due from patients and third-party payors in exchange for providing goods and services in patient care. These services are considered to be a single performance obligation and have a duration of less than one year. Revenues are recorded as these goods and services are provided. The transaction price, which involves significant estimates, is determined based on the Company’s standard charges for the goods and services provided, with a reduction recorded for price concessions related to third party contractual arrangements as well as patient discounts and other patient price concessions. During each of the three and six-month periods ended June 30, 2022 and 2021, the impact of changes to the inputs used to determine the transaction price was considered immaterial.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

The Company’s net operating revenues during the three and six months ended June 30, 2022 and 2021 have been presented in the following table based on an allocation of the estimated transaction price with the patient between the primary patient classification of insurance coverage (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Medicare	$616	$642	$1,285	$1,335
Medicaid	445	420	912	811
Managed Care and other third-party payors	1,862	1,919	3,794	3,835
Self-pay	11	26	53	39
Total	$2,934	$3,007	$6,044	$6,020

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

Final settlements for some payors and programs are subject to adjustment based on administrative review and audit by third parties. As a result of these final settlements, the Company has recorded amounts due to third-party payors of $107 million and $118 million as of June 30, 2022 and December 31, 2021, respectively, and these amounts are included in accrued liabilities-other in the accompanying condensed consolidated balance sheets. Amounts due from third-party payors were $100 million and $114 million as of June 30, 2022 and December 31, 2021, respectively, and are included in other current assets in the accompanying condensed consolidated balance sheets. Substantially all Medicare and Medicaid cost reports are final settled through 2017.

Charity Care

In the ordinary course of business, the Company renders services to patients who are financially unable to pay for hospital care. The Company’s policy is to not pursue collections for such amounts; therefore, the related charges for those patients who are financially unable to pay and that otherwise do not qualify for reimbursement from a governmental program are not reported in net operating revenues, and are thus classified as charity care. The Company determines amounts that qualify for charity care based on the patient’s household income relative to the federal poverty level guidelines, as established by the federal government. The Company updated its policy during the three months ended March 31, 2022 in a manner which increased the number of accounts qualifying for charity care. This resulted in an increase in charity care services during the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

These charity care services are estimated to be $409 million and $215 million for the three months ended June 30, 2022 and 2021, respectively, and $772 million and $444 million for the six months ended June 30, 2022 and 2021, respectively, representing the value (at the Company’s standard charges) of these charity care services that are excluded from net operating revenues. The estimated cost incurred by the Company to provide these charity care services to patients who are unable to pay was approximately $47 million and $26 million during the three months ended June 30, 2022 and 2021, respectively, and $88 million and $52 million during the six months ended June 30, 2022 and 2021, respectively. The estimated cost of these charity care services was determined using a ratio of cost to gross charges and applying that ratio to the gross charges associated with providing care to charity patients for the period.

Accounting for the Impairment or Disposal of Long-Lived Assets.    During the six months ended June 30, 2022, the Company recorded an impairment charge of approximately $6 million to adjust the carrying value of long-lived assets at a hospital that was subsequently sold at a sales price below carrying value.

During the six months ended June 30, 2021, the Company recorded a total combined net loss on disposal of approximately $23 million, of which (i) approximately $28 million was recorded to adjust the carrying value of long-lived assets at several hospitals that were sold at a sales price below carrying value, (ii) approximately $3 million was recorded related to divestiture related expenses, (iii) approximately $8 million of gain was recorded related to the disposal of the Company’s majority interest in a surgery center that was sold on January 1, 2021, and (iv) approximately $7 million of goodwill was allocated to facilities disposed of during the six months ended June 30, 2021.

The Company will continue to evaluate the potential for impairment of the long-lived assets of hospitals and other held-and-used businesses as well as evaluate offers for potential sales, as applicable. Based on such analysis, additional impairment charges may be recorded in the future.

Pandemic Relief Funds

During the six months ended June 30, 2022 and 2021, the Company received approximately $52 million and $7 million, respectively, in pandemic relief fund payments through various federal, state and local programs. Approximately $8 million and $1 million during the three months ended June 30, 2022 and 2021, respectively, and $55 million and $83 million during the six months ended June 30, 2022 and 2021, respectively, was recognized as a reduction to operating costs and expenses, as denoted by the caption “pandemic relief funds” within the condensed consolidated statements of (loss) income. Approximately $11 million of unrecognized pandemic relief funds received are reflected within accrued liabilities-other in the condensed consolidated balance sheet as of June 30, 2022. Such unrecognized amounts may either be returned or may be recognized in future periods if the underlying conditions for recognition are reasonably assured of having been met. The Company’s accounting policies for the recognition of pandemic relief funds is unchanged from the policies described in Note 1 to the Company’s consolidated financial statements included in the 2021 Form 10-K.

2.  ACCOUNTING FOR STOCK-BASED COMPENSATION

Stock-based compensation awards have been granted under the Community Health Systems, Inc. Amended and Restated 2009 Stock Option and Award Plan, which was amended and restated as of March 17, 2021 and approved by the Company’s stockholders at the annual meeting of stockholders held on May 11, 2021 (the “2009 Plan”).

The 2009 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code (“IRC”) and for the grant of stock options which do not so qualify, stock appreciation rights, restricted stock, restricted stock units, performance-based shares or units and other share awards. Persons eligible to receive grants under the 2009 Plan include the Company’s directors, officers, employees and consultants. As of June 30, 2022, 6,906,176 shares of unissued common stock were reserved for future grants under the 2009 Plan.

The following table reflects the impact of total compensation expense related to stock-based equity plans on the reported operating results for the respective periods (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Effect on (loss) income before income taxes	$(3)	$(5)	$(8)	$(13)
Effect on net (loss) income	$(2)	$(4)	$(7)	$(10)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

At June 30, 2022, $45 million of unrecognized stock-based compensation expense related to outstanding unvested stock options, restricted stock and restricted stock units (the terms of which are summarized below) was expected to be recognized over a weighted-average period of 27 months. Of that amount, $7 million relates to outstanding unvested stock options expected to be recognized over a weighted-average period of 26 months and $38 million relates to outstanding unvested restricted stock and restricted stock units expected to be recognized over a weighted-average period of 27 months. There were no modifications to awards during the six months ended June 30, 2022 and 2021.

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

The fair value of stock options was estimated using the Black Scholes option pricing model with the following assumptions and weighted-average fair values during the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Expected volatility	N/A	N/A	84.3% - 87.5%	84.3% - 88.9%
Expected dividends	N/A	N/A	—	—
Expected term	N/A	N/A	3 - 6 years	3 - 6 years
Risk-free interest rate	N/A	N/A	1.5% - 1.6%	0.3% - 0.9%

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

Options outstanding and exercisable under the 2009 Plan as of June 30, 2022, and changes during each of the three-month periods following December 31, 2021, was as follows (in millions, except share and per share data):

			Weighted-	Aggregate
		Weighted-	Average	Intrinsic
		Average	Remaining	Value as of
		Exercise	Contractual	June 30,
	Shares	Price	Term	2022
Outstanding at December 31, 2021	2,301,753	$6.77
Granted	760,000	10.18
Exercised	(56,500)	4.97
Forfeited and cancelled	(151,002)	14.67
Outstanding at March 31, 2022	2,854,251	7.30
Granted	—	—
Exercised	—	—
Forfeited and cancelled	—	—
Outstanding at June 30, 2022	2,854,251	$7.30	8.3 years	$—
Exercisable at June 30, 2022	1,320,912	$5.63	7.5 years	$—

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

The weighted-average grant date fair value of stock options granted during the six months ended June 30, 2022 and 2021 was $7.25 and $6.22, respectively. The aggregate intrinsic value (calculated as the number of in-the-money stock options multiplied by the difference between the Company’s closing stock price on the last trading day of the reporting period ($3.75) and the exercise price of the respective stock options) in the table above represents the amount that would have been received by the option holders had all option holders exercised their options on June 30, 2022. This amount changes based on the market value of the Company’s common stock. The aggregate intrinsic value of options exercised was less than $1 million during both of the six-month periods ended June 30, 2022 and 2021. No options were exercised during the three-month periods ended June 30, 2022 and 2021. The aggregate intrinsic value of options vested and expected to vest approximates that of the outstanding options.

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

Restricted stock outstanding under the 2009 Plan as of June 30, 2022, and changes during each of the three-month periods following December 31, 2021, was as follows:

		Weighted-
		Average Grant
	Shares	Date Fair Value
Unvested at December 31, 2021	4,995,314	$6.30
Granted	3,179,000	9.05
Vested	(2,516,247)	5.62
Forfeited	(30,000)	6.87
Unvested at March 31, 2022	5,628,067	8.61
Granted	41,000	5.00
Vested	(17,000)	10.65
Forfeited	(72,670)	9.77
Unvested at June 30, 2022	5,579,397	8.56

Restricted stock units (“RSUs”) have been granted to the Company’s non-management directors under the 2009 Plan. Each of the Company’s then serving non-management directors received grants under the 2009 Plan of 17,682 RSUs and 19,296 RSUs on March 1, 2022 and 2021, respectively. The March 2022 and 2021 grants had a grant date fair value of approximately $180,000 and $170,000, respectively. On June 1, 2022, a new non-management director received a grant of 17,682 RSUs with a grant date fair value of approximately $88,000. Vesting of these RSUs occurs in one-third increments on each of the first three anniversaries of the award date or upon the director’s earlier cessation of service on the board, other than for cause. Each non-management director may elect, prior to the beginning of the calendar year in which the award is granted, to defer the receipt of shares of the Company’s common stock issuable upon vesting until either his or her (i) separation from service with the Company or (ii) attainment of an age specified in advance by the non-management director. A total of three directors elected to defer the receipt of RSUs granted on March 1, 2022 to a future date and a total of four directors elected to defer the receipt of RSUs granted on March 1, 2021 to a future date.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

RSUs outstanding under the 2009 Plan as of June 30, 2022, and changes during each of the three-month periods following December 31, 2021, was as follows:

		Weighted-
		Average Grant
	Shares	Date Fair Value
Unvested at December 31, 2021	486,598	$6.17
Granted	159,138	10.18
Vested	(151,058)	5.63
Forfeited	—	—
Unvested at March 31, 2022	494,678	7.63
Granted	17,682	5.00
Vested	—	—
Forfeited	—	—
Unvested at June 30, 2022	512,360	7.54

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

During the six months ended June 30, 2022, one or more subsidiaries of the Company paid approximately $4 million to acquire the operating assets and related businesses of certain physician practices, clinics and other ancillary businesses that operate within the communities served by the Company’s affiliated hospitals. The Company allocated the purchase price to property and equipment, working capital, noncontrolling interests and goodwill.

Divestitures

No hospitals were divested during the six months ended June 30, 2022. The following table provides a summary of hospitals that the Company divested during the year ended December 31, 2021:

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

On March 7, 2022, one or more affiliates of the Company entered into a definitive agreement for the sale of substantially all of the assets of AllianceHealth Seminole (32 licensed beds) in Seminole, Oklahoma, to affiliates of SSM Health Care of Oklahoma. This disposition was completed on July 1, 2022 as further described in Note 13.

No divestitures or potential divestitures meet the criteria for reporting as a discontinued operation as of June 30, 2022.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

4.  GOODWILL

The changes in the carrying amount of goodwill for the six months ended June 30, 2022 are as follows (in millions):

Balance, as of December 31, 2021
Goodwill	$7,033
Accumulated impairment losses	(2,814)
4,219
Goodwill acquired as part of acquisitions during current year	5
Goodwill allocated to hospitals held for sale	—
Balance, as of June 30, 2022
Goodwill	7,038
Accumulated impairment losses	(2,814)
$4,224

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

The determination of fair value in the Company’s goodwill impairment analysis is based on an estimate of fair value for the reporting unit utilizing known and estimated inputs at the evaluation date. Some of those inputs include, but are not limited to, the most recent price of the Company’s common stock and fair value of long-term debt, recent financial results of the Company, estimates of future revenue and expense growth, estimated market multiples, expected capital expenditures, income tax rates, and costs of invested capital.

A detailed evaluation of potential impairment indicators was performed as of June 30, 2022, which specifically considered declines in the fair market value of the Company’s outstanding senior secured and unsecured notes and common stock during the six months ended June 30, 2022, as well as macroeconomic conditions and the Company’s recent financial results, including the effect of increased wage and contract labor expense. On the basis of available evidence, as of June 30, 2022, the Company concluded that the fair value of the reporting unit was not more likely than not reduced to an amount less than its carrying value.

Future estimates of fair value could be adversely affected if the actual outcome of one or more of the assumptions described above changes materially in the future, including a decline in the Company’s stock price and the fair value of its long-term debt, an increase in the volatility of the Company’s stock price and the fair value of its long-term debt, lower than expected volumes and/or net operating revenues, higher market interest rates or increased operating costs. Such changes impacting the calculation of fair value could result in a material impairment charge in the future.

5.  INCOME TAXES

The total amount of unrecognized benefit that would affect the effective tax rate, if recognized, was less than $1 million as of June 30, 2022. A total of less than $1 million of interest and penalties is included in the amount of the liability for uncertain tax positions at June 30, 2022. It is the Company’s policy to recognize interest and penalties related to unrecognized benefits in its condensed consolidated statements of (loss) income as income tax expense.

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

The Company’s provision for income taxes was $200 million and $54 million for the three months ended June 30, 2022 and 2021, respectively, and $223 million and $123 million for the six months ended June 30, 2022 and 2021, respectively. The Company’s effective tax rates were (204.1)% and 59.3% for the three months ended June 30, 2022 and 2021, respectively, and (495.6)% and 98.4% for the six months ended June 30, 2022 and 2021, respectively. The increase in the provision for income taxes for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021 was primarily due to an increase in non-deductible interest as a result of a decline in projected adjusted taxable income for 2022 compared to 2021, compounded by an adverse change in the IRC Section 163(j) limit for deductible interest expense beginning in 2022. The difference in the Company’s effective tax rate for the three and six months ended June 30, 2022 compared to the three and six months June 30, 2021 is due to an increase in the provision for income taxes and the Company reporting loss before income taxes in the current year periods compared to income before income taxes in the prior year periods.

Cash paid for income taxes, net of refunds received, resulted in a net payment of approximately $4 million and $1 million during the three months ended June 30, 2022 and 2021, respectively, and $6 million and $1 million during the six months ended June 30, 2022 and 2021, respectively.

6.  LONG-TERM DEBT

Long-term debt, net of unamortized deferred debt issuance costs, consists of the following (in millions):

	June 30,	December 31,
	2022	2021
6⅝% Senior Secured Notes due 2025	$—	$1,462
8% Senior Secured Notes due 2026	2,101	2,101
8% Senior Secured Notes due 2027	700	700
5⅝% Senior Secured Notes due 2027	1,900	1,900
6⅞% Senior Notes due 2028	767	767
6% Senior Secured Notes due 2029	900	900
5¼% Senior Secured Notes due 2030	1,535	—
4¾% Senior Secured Notes due 2031	1,095	1,095
6⅞% Junior-Priority Secured Notes due 2029	1,775	1,775
6⅛% Junior-Priority Secured Notes due 2030	1,440	1,440
ABL Facility	—	—
Finance lease and financing obligations	428	398
Other	48	37
Less: Unamortized deferred debt issuance costs and note premium	(474)	(435)
Total debt	12,215	12,140
Less: Current maturities	(32)	(31)
Total long-term debt	$12,183	$12,109

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

The maximum aggregate principal amount under the ABL Facility is $1.0 billion. At June 30, 2022, the available borrowing base under the ABL Facility was $978 million, of which $84 million was reserved for outstanding letters of credit and $894 million represented excess availability. Letters of credit were reduced during the six months ended June 30, 2022 by $19 million due to a reduction in an insurance-related letter of credit. The Company had no outstanding borrowings as of June 30, 2022. The issued letters of credit are primarily in support of potential insurance-related claims and certain bonds.

The ABL Facility contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the Company’s ability, subject to certain exceptions, to, among other things (1) declare dividends, make distributions or redeem or repurchase capital stock, (2) prepay, redeem or repurchase other debt, (3) incur liens or grant negative pledges, (4) make loans and investments and enter into acquisitions and joint ventures, (5) incur additional indebtedness or provide certain guarantees, (6) engage in mergers, acquisitions and asset sales, (7) conduct transactions with affiliates, (8) alter the nature of the Company’s, CHS’ or the guarantors’ businesses, (9) grant certain guarantees with respect to physician practices, (10) engage in sale and leaseback transactions or (11) change the Company’s fiscal year. The Company is also required to comply with a consolidated fixed charge coverage ratio, upon certain triggering events described below, and various affirmative covenants. The consolidated fixed charge coverage ratio is calculated as the ratio of (x) consolidated EBITDA (as defined in the ABL Facility) less capital expenditures to (y) the sum of consolidated interest expense (as defined in the ABL Facility), scheduled principal payments, income taxes and restricted payments made in cash or in permitted investments. For purposes of calculating the consolidated fixed charge coverage ratio, the calculation of consolidated EBITDA as defined in the ABL Facility is a trailing 12-month calculation that begins with the Company’s consolidated net income, with certain adjustments for interest, taxes, depreciation and amortization, net income attributable to noncontrolling interests, stock compensation expense, restructuring costs, and the financial impact of other non-cash or non-recurring items recorded during any such 12-month period. The consolidated fixed charge coverage ratio is a required covenant only in periods where the total borrowings outstanding under the ABL Facility reduce the amount available in the facility to less than the greater of (i) $95 million or (ii) 10% of the calculated borrowing base. As a result, in the event the Company has less than $95 million available under the ABL Facility, the Company would need to comply with the consolidated fixed charge coverage ratio. At June 30, 2022, the Company is not subject to the consolidated fixed charge coverage ratio as such triggering event had not occurred during the twelve months ended June 30, 2022.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

The Company paid interest of $168 million and $101 million on borrowings during the three months ended June 30, 2022 and 2021, respectively, and $410 million and $304 million on borrowings during the six months ended June 30, 2022 and 2021, respectively.

7.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments has been estimated by the Company using available market information as of June 30, 2022 and December 31, 2021, and valuation methodologies considered appropriate. The estimates presented in the table below are not necessarily indicative of amounts the Company could realize in a current market exchange (in millions):

	June 30, 2022		December 31, 2021
	Carrying	Estimated Fair	Carrying	Estimated Fair
	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	$346	$346	$507	$507
Investments in equity securities	115	115	144	144
Available-for-sale debt securities	177	177	178	178
Trading securities	12	12	13	13
Liabilities:
6⅝% Senior Secured Notes due 2025	—	—	1,434	1,517
8% Senior Secured Notes due 2026	2,080	1,915	2,078	2,210
8% Senior Secured Notes due 2027	693	637	692	758
5⅝% Senior Secured Notes due 2027	1,826	1,613	1,819	2,011
6⅞% Senior Notes due 2028	759	455	759	758
6% Senior Secured Notes due 2029	862	744	860	966
5¼% Senior Secured Notes due 2030	1,443	1,178	—	—
4¾% Senior Secured Notes due 2031	1,090	806	1,090	1,108
6⅞% Junior-Priority Secured Notes due 2029	1,633	1,158	1,625	1,823
6⅛% Junior-Priority Secured Notes due 2030	1,356	903	1,352	1,431
ABL Facility and other debt	43	43	32	32

The carrying value of the Company’s long-term debt in the above table is presented net of unamortized deferred debt issuance costs. The estimated fair value is determined using the methodologies discussed below in accordance with accounting standards related to the determination of fair value based on the GAAP fair value hierarchy as discussed in Note 8. The estimated fair value for financial instruments with a fair value that does not equal its carrying value is considered a Level 1 valuation. The Company utilizes the market approach and obtains indicative pricing through publicly available subscription services such as Bloomberg to determine fair values where relevant.

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

In instances where the determination of the fair value hierarchy measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment of factors specific to the asset or liability. Transfers between levels within the fair value hierarchy are recognized by the Company on the date of the change in circumstances that requires such transfer. There were no transfers between levels during the six-month periods ended June 30, 2022 or 2021.

The following table sets forth, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 (in millions):

	June 30, 2022	Level 1	Level 2	Level 3
Investments in equity securities	$115	$115	$—	$—
Available-for-sale debt securities	177	—	177	—
Trading securities	12	—	12	—
Total assets	$304	$115	$189	$—

	December 31, 2021	Level 1	Level 2	Level 3
Investments in equity securities	$144	$144	$—	$—
Available-for-sale debt securities	178	—	178	—
Trading securities	13	—	13	—
Total assets	$335	$144	$191	$—

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

9.  LEASES

The Company utilizes operating and finance leases for the use of certain hospitals, medical office buildings, and medical equipment. The components of lease cost and rent expense for the three and six months ended June 30, 2022 and 2021 are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Lease Cost	2022	2021	2022	2021
Operating lease cost:
Operating lease cost	$53	$50	$104	$99
Short-term rent expense	21	23	44	47
Variable lease cost	5	6	9	12
Sublease income	(1)	(1)	(2)	(2)
Total operating lease cost	$78	$78	$155	$156
Finance lease cost:
Amortization of right-of-use assets	$4	$1	$7	$4
Interest on finance lease liabilities	4	2	8	3
Total finance lease cost	$8	$3	$15	$7

Supplemental balance sheet information related to leases is as follows (in millions):

	Balance Sheet Classification	June 30, 2022	December 31, 2021
Operating Leases:
Operating lease right-of-use assets	Other assets, net	$709	$668

Finance Leases:
Finance lease right-of-use assets	Property and equipment
	Land and improvements	$8	$8
	Buildings and improvements	326	289
	Equipment and fixtures	12	17
	Property and equipment	346	314
	Less accumulated depreciation and amortization	(60)	(54)
	Property and equipment, net	$286	$260

Current finance lease liabilities	Current maturities of long-term debt	$3	$8
Long-term finance lease liabilities	Long-term debt	268	233

Supplemental cash flow information related to leases for the six months ended June 30, 2022 and 2021 is as follows (in millions):

	Six Months Ended June 30,
Cash flow information	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (1)	$101	$102
Operating cash flows from finance leases	8	3
Financing cash flows from finance leases	8	3
Right-of-use assets obtained in exchange for new finance lease liabilities	42	15
Right-of-use assets obtained in exchange for new operating lease liabilities	92	36

_______________________________

(1)Included in the change in other operating assets and liabilities in the condensed consolidated statements of cash flows.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

10.  STOCKHOLDERS’ DEFICIT

Authorized capital shares of the Company include 400,000,000 shares of capital stock consisting of 300,000,000 shares of common stock and 100,000,000 shares of preferred stock. Each of the aforementioned classes of capital stock has a par value of $0.01 per share. Shares of preferred stock, none of which were outstanding as of June 30, 2022, may be issued in one or more series having such rights, preferences and other provisions as determined by the Board of Directors without approval by the holders of common stock.

The Company is a holding company which operates through its subsidiaries. The ABL Facility and the indentures governing each series of the Company’s outstanding notes contain various covenants under which the assets of the subsidiaries of the Company are subject to certain restrictions relating to, among other matters, dividends and distributions, as referenced in the paragraph below.

The ABL Facility and the indentures governing each series of the Company’s outstanding notes restrict the Company’s subsidiaries from, among other matters, paying dividends and making distributions to the Company, which thereby limits the Company’s ability to pay dividends and/or repurchase stock. As of June 30, 2022, under the most restrictive test in these agreements (and subject to certain exceptions), the Company has approximately $300 million of capacity to pay permitted dividends and/or repurchase shares of stock or make other restricted payments.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

The following schedule presents the reconciliation of the carrying amount of total equity, equity attributable to the Company’s stockholders, and equity attributable to noncontrolling interests as of June 30, 2022, and during each of the three-month periods following December 31, 2021 (in millions):

		Community Health Systems, Inc. Stockholders
	Redeemable Noncontrolling Interest	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss (Income) (1)	Accumulated Deficit	Noncontrolling Interest	Total Stockholders’ Deficit (1)
Balance, December 31, 2021	$480	$1	$2,118	$(14)	$(3,477)	$82	$(1,290)
Comprehensive income (loss)	16	—	—	(8)	(1)	15	6
Distributions to noncontrolling interests	(12)	—	—	—	—	(17)	(17)
Purchases of subsidiary shares from noncontrolling interests	1	—	(1)	—	—	—	(1)
Contributions from noncontrolling interests	1	—	—	—	—	—	—
Adjustment to redemption value of redeemable noncontrolling interests	7	—	(7)	—	—	—	(7)
Cancellation of restricted stock for tax withholdings on vested shares	—	—	(8)	—	—	—	(8)
Share-based compensation	—	—	5	—	—	—	5
Balance, March 31, 2022	493	1	2,107	(22)	(3,478)	80	(1,312)
Comprehensive income (loss)	21	—	—	(6)	(326)	7	(324)
Distributions to noncontrolling interests	(39)	—	—	—	—	(5)	(5)
Noncontrolling interest in acquired entity	3	—	—	—	—	2	2
Adjustment to redemption value of redeemable noncontrolling interests	20	—	(20)	—	—	—	(20)
Share-based compensation	—	—	3	—	—	—	3
Balance, June 30, 2022	$498	$1	$2,090	$(27)	$(3,804)	$84	$(1,656)

___________________________________

(1) Totals may not add due to rounding.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

The following schedule presents the reconciliation of the carrying amount of total equity, equity attributable to the Company’s stockholders, and equity attributable to the noncontrolling interests as of June 30, 2021, and during each of the three-month periods following December 31, 2020 (in millions):

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

The following schedule discloses the effects of changes in the Company’s ownership interest in its less-than-wholly-owned subsidiaries on Community Health Systems, Inc. stockholders’ deficit (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net (loss) income attributable to Community Health Systems, Inc. stockholders	$(326)	$6	$(327)	$(58)
Transfers to the noncontrolling interests:
Net (decrease) increase in Community Health Systems, Inc. paid-in-capital for purchase of subsidiary partnership interests	—	—	(1)	—
Net transfers to the noncontrolling interests	—	—	(1)	—
Change to Community Health Systems, Inc. stockholders' deficit from net (loss) income attributable to Community Health Systems, Inc. stockholders and transfers to noncontrolling interests	$(326)	$6	$(328)	$(58)

11.  EARNINGS PER SHARE

The following table sets forth the components of the denominator for the computation of basic and diluted earnings per share for net (loss) income attributable to Community Health Systems, Inc. stockholders:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Weighted-average number of shares outstanding — basic	129,095,571	127,069,252	128,460,419	126,414,901
Effect of dilutive securities:
Restricted stock awards	—	2,530,006	—	—
Employee stock options	—	800,599	—	—
Other equity-based awards	—	337,267	—	—
Weighted-average number of shares outstanding — diluted	129,095,571	130,737,124	128,460,419	126,414,901

 The Company generated a loss attributable to Community Health Systems, Inc. stockholders for the three months ended June 30, 2022 and both of the six-month periods ended June 30, 2022 and 2021, so the effect of dilutive securities is not considered because their effect would be antidilutive. If the Company had generated income during the three months ended June 30, 2022, the effect of restricted stock awards, employee stock options, and other equity-based awards on the diluted shares calculation would have been an increase of 1,152,737 shares. If the Company had generated income during the six months ended June 30, 2022 and 2021, the effect of restricted stock awards, employee stock options, and other equity-based awards on the diluted shares calculation would have been an increase of 1,675,586 shares and 2,967,814 shares, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Dilutive securities outstanding not included in the computation of earnings per share because their effect is antidilutive:
Employee stock options and restricted stock awards	4,439,146	747,668	2,858,073	803,127

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

Probable Contingencies

The table below presents a reconciliation of the beginning and ending liability balances (in millions) during the six months ended June 30, 2022, with respect to the Company’s determination of the contingencies of the Company in respect of which an accrual has been recorded. The liability as of June 30, 2022 is comprised of individually insignificant amounts for various matters.

Summary of Recorded Amounts

Probable
Contingencies
Balance as of December 31, 2021	$20
Expense	4
Cash payments	(9)
Balance as of June 30, 2022	$15

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

13.  SUBSEQUENT EVENTS

The Company has evaluated all material events occurring subsequent to the balance sheet date for events requiring disclosure or recognition in the condensed consolidated financial statements.

On July 1, 2022, one or more affiliates of the Company sold substantially all of the assets of AllianceHealth Seminole (32 licensed beds) in Seminole, Oklahoma, to affiliates of SSM Health Care of Oklahoma. The net proceeds from this sale were received at a preliminary closing on June 30, 2022.

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

Executive Overview

We are one of the nation’s largest healthcare companies. Our affiliates are leading providers of healthcare services, developing and operating healthcare delivery systems in 48 distinct markets across 16 states. As of June 30, 2022, our subsidiaries own or lease 84 affiliated hospitals (inclusive of a de novo hospital which commenced operations during the three months ended June 30, 2022), with approximately 13,000 beds, and operate more than 1,000 sites of care, including physician practices, urgent care centers, freestanding emergency departments, occupational medicine clinics, imaging centers, cancer centers and ambulatory surgery centers. We generate revenues by providing a broad range of general and specialized hospital healthcare services and outpatient services to patients in the communities in which we are located. We are paid for our services by governmental agencies, private insurers and directly by the patients we serve.

Recent Developments and COVID-19 Pandemic

Economic conditions in the United States have been deteriorating in various respects, and the United States economy continues to experience significant inflationary pressures, an extremely competitive labor market, and disruptions to supply networks. In this regard, we have incurred, and may continue to incur, certain increased expenses arising from these economic conditions, including additional labor, supply chain, capital and other expenditures. Moreover, taking into account these developments, during the second quarter of 2022, we experienced unfavorable changes in payor mix, declines in patient volumes, wage inflation for permanent employees and increased rates for and greater utilization of temporary contract labor (including contract nursing personnel). These factors had a material unfavorable impact on our financial results during the second quarter of 2022, and may have an unfavorable impact on our financial results in future periods which could be material. While we have implemented cost containment and other measures to try to counteract these developments, we may continue to be unable to fully offset the impact of these factors on the operation of our business.

In addition, as a provider of healthcare services, we have been and continue to be affected by the public health and economic effects of the COVID-19 pandemic, which has been declared a public health emergency by the Secretary of the U.S. Department of Health and Human Services, or HHS. While we are not able to fully quantify the impact that the COVID-19 pandemic will have on our future financial results, developments related to COVID-19 may continue to affect our financial performance. The ongoing impact of the pandemic on our financial results will depend on, among other factors, the duration and severity of the pandemic, the impact of the pandemic on economic conditions, the volume of canceled or rescheduled procedures at our facilities, and the spread of potentially more contagious and/or virulent forms of the virus, including any variants of the virus that may be resistant to currently available vaccines.

If economic conditions in the United States further significantly deteriorate and/ or public health conditions related to the COVID-19 pandemic significantly worsen, any such developments could materially and adversely affect our results of operations, financial position, and/or our cash flows.

Completed Divestiture and Acquisition Activity

No hospitals were divested during the six months ended June 30, 2022. On March 7, 2022, we entered into a definitive agreement for the sale of substantially all of the assets of AllianceHealth Seminole (32 licensed beds) in Seminole, Oklahoma, to affiliates of SSM Health Care of Oklahoma. The proceeds from this sale were received at a preliminary closing on June 30, 2022, and the disposition was completed on July 1, 2022.

During 2021, we completed the divestiture of five hospitals, including three which closed effective January 1, 2021 (for these hospitals we received net proceeds at a preliminary closing on December 31, 2020). These five hospitals represented annual net operating revenues in 2020 of approximately $275 million and, including the net proceeds for the three hospital divestitures that preliminarily closed on December 31, 2020, we received total net proceeds of approximately $28 million in connection with their disposition.

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

During the six months ended June 30, 2022, we paid approximately $4 million to acquire the operating assets and related businesses of certain physician practices, clinics and other ancillary businesses that operate within the communities served by our hospitals. We allocated the purchase price to property and equipment, working capital, noncontrolling interests and goodwill.

Overview of Operating Results

Net operating revenues decreased from $3.0 billion for the three months ended June 30, 2021 to $2.9 billion for the three months ended June 30, 2022. On a same-store basis, net operating revenues for the three months ended June 30, 2022 decreased $79 million.

We had net loss of $(298) million during the three months ended June 30, 2022, compared to net income of $37 million for the three months ended June 30, 2021.

Net income for the three months ended June 30, 2021 included the following:

•	an after-tax charge of $23 million for loss from early extinguishment of debt, and
•	an after-tax charge of $1 million for the impairment of goodwill and long-lived assets of divested businesses based on their estimated fair values.

There were no similar adjustments to net loss for the three months ended June 30, 2022.

Consolidated inpatient admissions for the three months ended June 30, 2022, decreased 3.4%, compared to the three months ended June 30, 2021. Consolidated adjusted admissions for the three months ended June 30, 2022, decreased 0.4%, compared to the three months ended June 30, 2021. Same-store inpatient admissions for the three months ended June 30, 2022, decreased 3.5%, compared to the three months ended June 30, 2021, and same-store adjusted admissions for the three months ended June 30, 2022, decreased 0.5%, compared to the three months ended June 30, 2021.

Net operating revenues increased from $6.020 billion for the six months ended June 30, 2021 to $6.044 billion for the six months ended June 30, 2022. On a same-store basis, net operating revenues for the six months ended June 30, 2022 increased $34 million.

We had net loss of $(268) million during the six months ended June 30, 2022, compared to net income of $2 million for the six months ended June 30, 2021. Net loss for the six months ended June 30, 2022 included the following:

•	an after-tax charge of $14 million for loss from early extinguishment of debt, and
•	an after-tax charge of $5 million for the impairment of long-lived assets of a hospital that was subsequently sold at a sales price below carrying value.

Net income for the six months ended June 30, 2021 included the following:

•	an after-tax charge of $116 million for loss from early extinguishment of debt, and
•	an after-tax charge of $18 million for the impairment of goodwill and long-lived assets of divested businesses based on their estimated fair values.

Consolidated inpatient admissions for the six months ended June 30, 2022, decreased 2.5%, compared to the six months ended June 30, 2021. Consolidated adjusted admissions for the six months ended June 30, 2022, increased 0.8%, compared to the six months ended June 30, 2021. Same-store inpatient admissions for the six months ended June 30, 2022, decreased 1.9%, compared to the six months ended June 30, 2021, and same-store adjusted admissions for the six months ended June 30, 2022, increased 1.3%, compared to the six months ended June 30, 2021.

Self-pay revenues represented approximately 0.4% and 0.9% of net operating revenues for the three months ended June 30, 2022 and 2021, respectively, and 0.9% and 0.7% for the six months ended June 30, 2022 and 2021, respectively. The amount of foregone revenue related to providing charity care services as a percentage of net operating revenues was approximately 13.9% and 7.1% for the three months ended June 30, 2022 and 2021, respectively, and 12.8% and 7.4% for the six months ended June 30, 2022 and 2021, respectively. Direct and indirect costs incurred in providing charity care services as a percentage of net operating revenues was approximately 1.6% and 0.9% for the three months ended June 30, 2022 and 2021, respectively, and 1.5% and 0.9% for the six months ended June 30, 2022 and 2021, respectively.

Overview of Legislative and Other Governmental Developments

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

Of critical importance to us is the potential impact of any changes specific to the Medicaid program, including the funding and expansion provisions of the Affordable Care Act and subsequent legislation or agency initiatives. Historically, the states with the greatest reductions in the number of uninsured adult residents have expanded Medicaid. A number of states have opted out of the Medicaid coverage expansion provisions, but could ultimately decide to expand their programs at a later date. Of the 16 states in which we operated hospitals as of June 30, 2022, nine states have taken action to expand their Medicaid programs. At this time, the other seven states have not, including Florida, Alabama, Tennessee, Mississippi and Texas, where we operated a significant number of hospitals as of June 30, 2022. In addition, some states use, or have applied to use, waivers granted by CMS to implement expansion, impose different eligibility or enrollment conditions, or otherwise implement programs that vary from federal standards.

There is uncertainty regarding the ongoing net effect of the Affordable Care Act due to the potential for continued changes to the law’s implementation and its interpretation by government agencies and courts. There is also uncertainty regarding the potential impact of other health reform efforts at the federal and state levels. Some reforms may have a positive impact on our business, while others may increase our operating costs, adversely impact the reimbursement we receive, or require us to modify certain aspects of our operations. For example, some members of Congress have proposed measures that would expand government-sponsored health insurance coverage, including single-payor models, and some states have implemented or are considering public health insurance options. Legislative and executive branch efforts related to healthcare reform could result in increased prices for consumers purchasing health insurance coverage or destabilize insurance markets, among other effects. Some current initiatives, requirements and proposals, including those aimed at price transparency and out-of-network charges, may impact prices, our competitive position and the relationships between hospitals, insurers and patients. For example, the No Surprises Act currently requires providers to provide a good faith estimate of expected charges to uninsured or self-pay individuals in connection with scheduled items or services, upon request of the individual. It also requires providers to send an insured patient’s health plan a good faith estimate of expected charges, including billing and diagnostic codes, prior to when the patient is scheduled to receive the item or service. HHS is deferring enforcement of the good faith estimate requirement for insured patients until it issues additional regulations.

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

The CARES Act and related legislation include other provisions offering financial relief, for example suspending the Medicare sequestration payment adjustment from May 1, 2020 through December 31, 2021, which would have otherwise reduced payments to Medicare providers by 2% as required by the Budget Control Act of 2011 (but also extending sequestration through 2030). Congress further delayed these sequestration cuts through March 31, 2022, and reduced the sequestration adjustment to 1% from April 1 through June 30, 2022, but increased the reductions set for 2030. The CARES Act and related legislation also delay scheduled reductions to Medicaid DSH payments, provide a 20% add-on to the inpatient prospective payment system diagnosis-related group, or PPS DRG, rate for COVID-19 patients for the duration of the public health emergency, permitted the deferral of payment of the employer portion of social security taxes between March 27, 2020 and December 31, 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022, and provided claims reimbursement to healthcare providers for the provision of COVID-19 testing, treatment, and vaccine administration to uninsured individuals by way of the Health Resources & Services Administration, or HRSA, COVID-19 Uninsured Program. However, in addition to providing funding for healthcare providers, the ARPA increased the federal budget deficit in a manner that triggers an additional statutorily mandated sequestration under the Pay-As-You-Go Act of 2010. As a result, an additional Medicare spending reduction of up to 4% was required to take effect in January 2022. However, Congress has delayed implementation of this payment reduction until 2023.

Through June 30, 2022, net of amounts that have been repaid to the respective federal, state, and local agencies, we received approximately $815 million in pandemic relief fund payments through various federal, state and local programs on a cumulative basis since their enactment. Of the net amount received to-date, approximately $52 million was received during the six months ended June 30, 2022 and the remainder was received during the years ended December 31, 2021 and 2020. Payments recognized to-date have not impacted net operating revenues, and had a positive impact on net (loss) income attributable to Community Health Systems, Inc. stockholders during the three months ended June 30, 2022 and 2021, in the amount of $6 million and less than $1 million, respectively, and $41 million and $63 million during the six months ended June 30, 2022 and 2021, respectively. Amounts received through various federal, state or local programs that have not yet been recognized or otherwise have not been refunded to HHS are included within accrued liabilities-other in the condensed consolidated balance sheets, and such unrecognized amounts may be returned to HHS or the respective state or local agency, as applicable, or may be recognized in future periods if the underlying conditions for recognition are reasonably assured of being met. We have satisfied all current reporting requirements for pandemic relief funds received to-date, as applicable.

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

There is still uncertainty regarding the magnitude and timing of any future payments or benefits that we may receive or realize under the CARES Act and other stimulus legislation passed in response to the COVID-19 pandemic, although we do not currently expect to receive the same level of payments or benefits in future periods that we received or realized earlier in the pandemic. In addition, the public health emergency continues to evolve. Some of the measures allowing for flexibility in delivery of care and various financial supports for healthcare providers are available only until funds expire or for the duration of the public health emergency, and it is unclear whether or for how long the public health emergency declaration will be extended. The current declaration expires October 13, 2022. The HHS Secretary may choose to renew the declaration for successive 90-day periods for as long as the emergency continues to exist and may terminate the declaration whenever he determines that the public health emergency no longer exists, but has indicated that HHS will provide states with 60 days’ notice prior to termination of the declaration. The federal government may consider additional stimulus and relief efforts, but we are unable to predict whether additional stimulus measures will be enacted or their impact on us. For example, the HRSA COVID-19 Uninsured Program has stopped accepting claims for reimbursement for testing, treatment, and vaccinations, and we are unable to predict whether this program will receive additional funding. There can be no assurance as to the total amount of financial and other types of assistance that we will receive under federal, state and local stimulus or relief programs, and it is difficult to predict the impact of such measures on our operations or how they will affect operations of our competitors. Further, there can be no assurance that the terms of provider relief funding or other programs will not change or be interpreted in ways that affect our funding or eligibility to participate or our ability to comply with applicable requirements and retain amounts received. We continue to assess the potential impact of the CARES Act and other enacted stimulus legislation, the potential impact of future stimulus measures, if any, and the impact of other laws, regulations, and guidance related to COVID-19 on our business, results of operations, financial condition and cash flows.

In June 2019, the U.S. Supreme Court ruled in Azar v. Allina Health Services that HHS failed to comply with statutory notice and comment rulemaking procedures before announcing an earlier policy related to DSH payments made under Medicare to hospitals. In response to this adverse ruling, CMS proposed a rule in August 2020 in an attempt to retroactively cure the underlying procedural errors cited by the U.S. Supreme Court as the basis in their decision. CMS’s action has introduced uncertainty regarding the potential outcomes from the Supreme Court ruling, and the proposed rule has resulted in further litigation. If HHS or CMS are unsuccessful in their attempt to assert the proposed rule or another legal basis for their policy, one potential outcome is the federal government could be required to reimburse hospitals, including our affiliated hospitals, for Medicare DSH payments which otherwise would have been payable over certain prior time periods absent the enactment of this policy. While the ruling in Allina was specific to the DSH payments calculated for federal fiscal year 2012 for the plaintiff hospitals, the Allina precedent could result in higher DSH payments for federal fiscal years 2005 to 2013. There continues to be uncertainty regarding the extent to which, if any, Medicare DSH payments would be remitted to our affiliated hospitals as the result of Allina and subsequent litigation as well as litigation related to other Medicare DSH issues, and, if so, the timing of any such payments. If it were ultimately determined that our affiliated hospitals are entitled to receive such Medicare DSH payments for these prior time periods, these payments could have a material positive impact on a non-recurring basis in any future period in which net income is recognized in respect thereof as well as on our cash flows from operations in any future period in which these payments are received; however, based on recent judicial developments, we believe the likelihood of our affiliated hospitals receiving any Medicare DSH payments in respect of prior periods as set forth above has decreased.

In June 2022, the U.S. Supreme Court ruled in American Hospital Association v. Becerra, a case on the 340B Drug Pricing Program that could impact Medicare reimbursement to us, both in respect of past periods and future periods. The 340B program allows certain non-profit healthcare organizations that care for many uninsured and low-income patients to purchase outpatient drugs from pharmaceutical manufacturers at discounted rates. Our hospitals do not participate in the 340B program. In 2018, HHS implemented a payment policy that reduced Medicare payments to 340B hospitals for most drugs obtained at 340B-discounted rates. These payment cuts resulted in increased payments for non-340B hospitals, including our facilities. In Becerra, the U.S. Supreme Court determined that HHS unlawfully reduced reimbursement rates for 340B hospitals. The remedy in the case has not yet been determined. However, if it is determined that budget neutrality applies to the remedy, companies or entities that operate non-340B hospitals such as us may be required to repay previously received payments, which could have a material adverse impact on our financial results in any future reporting period in which such future repayments are recognized or paid. In addition, depending on future Medicare payment policies, companies or entities that operate non-340B hospitals such as us could receive decreased reimbursement going forward for outpatient drugs, which would adversely impact our results on a prospective basis.

As a result of our current levels of cash, pandemic relief fund payments we may in the future receive under federal, state or local stimulus or relief programs, available borrowing capacity, long-term outlook on our debt repayments, the refinancing of certain of our notes, proceeds from any potential future disposition of hospitals or other investments such as our minority equity interests in various businesses, as applicable, and the continued projection of our ability to generate cash flows, we anticipate that we will be able to invest the necessary capital in our business over the next twelve months and for the foreseeable future thereafter. We believe there continues to be ample opportunity to strengthen our market share in substantially all of our markets by decreasing the need for patients to travel outside their communities for healthcare. Furthermore, we will continue to strive to improve operating efficiencies and procedures in order to improve the performance of our hospitals.

Sources of Revenue

The following table presents the approximate percentages of net operating revenues by payor source for the periods indicated. The data for the periods presented are not strictly comparable due to the effect that businesses acquired, sold, closed or opened during each of the respective periods, as applicable, have had on these statistics.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Medicare	21.0%	21.4%	21.2%	22.2%
Medicaid	15.2	14.0	15.1	13.5
Managed Care and other third-party payors	63.4	63.7	62.8	63.6
Self-pay	0.4	0.9	0.9	0.7
Total	100.0%	100.0%	100.0%	100.0%

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

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-based reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for the treatment of patients covered by Medicare, Medicaid and non-governmental payors are generally less than our standard billing rates. We account for the differences between the estimated program reimbursement rates and our standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues and net (loss) income by an insignificant amount in each of the three and six-month periods ended June 30, 2022 and 2021.

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

Results of Operations

Our hospitals offer a broad variety of inpatient and outpatient medical and surgical services. These include general acute care, emergency room, general and specialty surgery, critical care, internal medicine, obstetrics, diagnostic services, psychiatric and rehabilitation services. Historically, the strongest demand for hospital services generally occurs during January through April and the weakest demand for these services generally occurs during the summer months. Accordingly, eliminating the effects of new acquisitions and/or divestitures, our net operating revenues and earnings have generally been the highest during the first quarter and lowest during the third quarter.

The following tables summarize, for the periods indicated, selected operating data.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating results, as a percentage of net operating revenues:
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses (a)	(91.4)	(85.1)	(89.2)	(84.5)
Depreciation and amortization	(4.5)	(4.4)	(4.3)	(4.5)
Impairment and (gain) loss on sale of businesses, net	—	(0.1)	(0.1)	(0.4)
Income from operations	4.1	10.4	6.4	10.6
Interest expense, net	(7.4)	(7.2)	(7.2)	(7.5)
Loss from early extinguishment of debt	—	(0.3)	—	(1.3)
Equity in earnings of unconsolidated affiliates	—	0.1	0.1	0.2
(Loss) income before income taxes	(3.3)	3.0	(0.7)	2.0
Provision for income taxes	(6.8)	(1.8)	(3.7)	(2.0)
Net (loss) income	(10.1)	1.2	(4.4)	—
Less: Net income attributable to noncontrolling interests	(1.0)	(1.0)	(1.0)	(1.0)
Net (loss) income attributable to Community Health Systems, Inc. stockholders	(11.1)%	0.2%	(5.4)%	(1.0)%

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Percentage (decrease) increase from prior year:
Net operating revenues	(2.4)%	19.4%	0.4%	8.6%
Admissions (b)	(3.4)	4.8	(2.5)	(5.5)
Adjusted admissions (c)	(0.4)	15.7	0.8	(2.0)
Average length of stay (d)	—	—	2.1	6.7
Net (loss) income attributable to Community Health Systems, Inc. stockholders	(5,533.3)	(91.4)	(463.8)	(166.7)
Same-store percentage (decrease) increase from prior year (e):
Net operating revenues	(2.6)%	30.2%	0.6%	19.2%
Admissions (b)	(3.5)	17.0	(1.9)	5.1
Adjusted admissions (c)	(0.5)	28.5	1.3	8.7

(a)

Operating expenses include salaries and benefits, supplies, other operating expenses, and lease cost and rent, net of the reduction in operating expenses through June 30, 2022 and 2021, resulting from the recognition of pandemic relief funds.

(b)	Admissions represents the number of patients admitted for inpatient treatment.
(c)

Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by multiplying admissions by gross patient revenues and then dividing that number by gross inpatient revenues.

(d)	Average length of stay represents the average number of days inpatients stay in our hospitals.
(e)	Excludes information for businesses sold or closed during each of the respective periods, as applicable, and one hospital opened in 2022.

Items (b) – (e) are metrics used to manage our performance. These metrics provide useful insight to investors about the volume and acuity of services we provide, which aid in evaluating our financial results.

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Net operating revenues decreased to $2.9 billion for the three months ended June 30, 2022 compared to $3.0 billion for the three months ended June 30, 2021. Net operating revenues on a same-store basis from hospitals that were operated throughout both periods decreased $79 million, or 2.6%, during the three months ended June 30, 2022, as compared to the three months ended June 30, 2021. On a period-over-period basis, the decrease in net operating revenues was primarily attributable to decreased patient volumes, lower acuity of inpatient admissions and a decline in non-patient revenue, partially offset by increased reimbursement rates. Non-same-store net operating revenues increased $5 million during the three months ended June 30, 2022, in comparison to the prior year period. On a consolidated basis, inpatient admissions decreased by 3.4% and adjusted admissions decreased by 0.4% during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. On a same-store basis, net operating revenues per adjusted admission decreased 2.1%, while inpatient admissions decreased by 3.5% and adjusted admissions decreased by 0.5% for the three months ended June 30, 2022, compared to the three months ended June 30, 2021.

Operating costs and expenses, as a percentage of net operating revenues, increased from 89.6% during the three months ended June 30, 2021 to 95.9% during the three months ended June 30, 2022. Operating costs and expenses, excluding depreciation and amortization and impairment and (gain) loss on sale of businesses, as a percentage of net operating revenues, increased from 85.1% for the three months ended June 30, 2021 to 91.4% for the three months ended June 30, 2022. Salaries and benefits, as a percentage of net operating revenues, increased from 42.1% for the three months ended June 30, 2021 to 44.1% for the three months ended June 30, 2022, primarily due to wage increases driven by inflation and current competitive labor market conditions. Supplies, as a percentage of net operating revenues, remained consistent at 16.6% for the three months ended June 30, 2022 and 2021. Other operating expenses, as a percentage of net operating revenues, increased from 23.8% for the three months ended June 30, 2021 to 28.3% for the three months ended June 30, 2022, primarily due to higher rates for and greater utilization of contract labor. Lease cost and rent, as a percentage of net operating revenues, increased from 2.6% for the three months ended June 30, 2021 to 2.7% for the three months ended June 30, 2022. Pandemic relief funds, as a percentage of net operating revenues, were (0.3)% for the three months ended June 30, 2022, compared to less than (0.1)% for the three months ended June 30, 2021.

Depreciation and amortization, as a percentage of net operating revenues, increased to 4.5% for the three months ended June 30, 2022 from 4.4% for the three months ended June 30, 2021.

There was no impairment and (gain) loss on sale of businesses, net for the three months ended June 30, 2022, compared to impairment and (gain) loss on sale of businesses, net, of $2 million for the three months ended June 30, 2021, which related primarily to divestitures during the period.

Interest expense, net, decreased by $1 million to $218 million for the three months ended June 30, 2022 compared to $219 million for the three months ended June 30, 2021. This was primarily due to our debt refinancing activities in 2021.

There was no loss from early extinguishment of debt during the three months ended June 30, 2022. Loss from early extinguishment of debt of $8 million was recognized during the three months ended June 30, 2021, as a result of the refinancing of certain of our outstanding notes.

Equity in earnings of unconsolidated affiliates, as a percentage of net operating revenues, decreased to less than (0.1)% for the three months ended June 30, 2022 from (0.1)% for the three months ended June 30, 2021, primarily due to the sale of our unconsolidated equity interests in Macon Healthcare, LLC during the three months ended September 30, 2021.

The net results of the above-mentioned changes resulted in (loss) income before income taxes decreasing $189 million to a loss of $(98) million for the three months ended June 30, 2022 from $91 million for the three months ended June 30, 2021.

Our provision for income taxes for the three months ended June 30, 2022 and 2021 was $200 million and $54 million, respectively, and the effective tax rates were (204.1)% and 59.3% for the three months ended June 30, 2022 and 2021, respectively. The increase in the provision for income taxes for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was primarily due to an increase in non-deductible interest as a result of a decline in projected adjusted taxable income for 2022 compared to 2021, compounded by an adverse change in the IRC Section 163(j) limit for deductible interest expense beginning in 2022. The difference in our effective tax rate for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was due to an increase in the provision for income taxes and reporting loss before income taxes in the current year period compared to income before income taxes in the prior year period.

Net (loss) income, as a percentage of net operating revenues, was (10.1)% for the three months ended June 30, 2022 compared to 1.2% for the three months ended June 30, 2021.

Net income attributable to noncontrolling interests as a percentage of net operating revenues remained consistent at 1.0% for the three months ended June 30, 2022 and 2021.

Net (loss) income attributable to Community Health Systems, Inc. stockholders was $(326) million for the three months ended June 30, 2022, compared to $6 million for the three months ended June 30, 2021.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Net operating revenues increased to $6.044 billion for the six months ended June 30, 2022 compared to $6.020 billion for the six months ended June 30, 2021. Net operating revenues on a same-store basis from hospitals that were operated throughout both periods increased $34 million, or 0.6%, during the six months ended June 30, 2022, as compared to the six months ended June 30, 2021. On a period-over-period basis, the increase in net operating revenues was attributable to increased reimbursement rates and outpatient service volume, partially offset by decreased inpatient volume, less favorable payor mix and a decline in non-patient revenue. Non-same-store net operating revenues decreased $10 million during the six months ended June 30, 2022, in comparison to the prior year period. On a consolidated basis, inpatient admissions decreased by 2.5% and adjusted admissions increased by 0.8% during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. On a same-store basis, net operating revenues per adjusted admission decreased 0.7%, while inpatient admissions decreased by 1.9% and adjusted admissions increased by 1.3% for the six months ended June 30, 2022, compared to the six months ended June 30, 2021.

Operating costs and expenses, as a percentage of net operating revenues, increased from 89.4% during the six months ended June 30, 2021 to 93.6% during the six months ended June 30, 2022. Operating costs and expenses, excluding depreciation and amortization and impairment and (gain) loss on sale of businesses, as a percentage of net operating revenues, increased from 84.5% for the six months ended June 30, 2021 to 89.2% for the six months ended June 30, 2022. Salaries and benefits, as a percentage of net operating revenues, increased from 42.7% for the six months ended June 30, 2021 to 43.4% for the six months ended June 30, 2022, primarily due to wage increases driven by inflation and current competitive labor market conditions. Supplies, as a percentage of net operating revenues, decreased from 16.5% for the six months ended June 30, 2021 to 16.3% for the six months ended June 30, 2022. Other operating expenses, as a percentage of net operating revenues, increased from 24.1% for the six months ended June 30, 2021 to 27.8% for the six months ended June 30, 2022, primarily due to higher rates for and greater utilization of contract labor. Lease cost and rent, as a percentage of net operating revenues remained consistent at 2.6% for the six months ended June 30, 2022 and 2021. Pandemic relief funds, as a percentage of net operating revenues, were (0.9)% for the six months ended June 30, 2022, compared to (1.4)% for the six months ended June 30, 2021.

Depreciation and amortization, as a percentage of net operating revenues, decreased to 4.3% for the six months ended June 30, 2022 from 4.5% for the six months ended June 30, 2021.

Impairment and (gain) loss on sale of businesses, net was expense of $6 million for the six months ended June 30, 2022, which related to a hospital held for sale, compared to $23 million for the six months ended June 30, 2021, which related primarily to divestitures during the period.

Interest expense, net, decreased by $14 million to $435 million for the six months ended June 30, 2022 compared to $449 million for the six months ended June 30, 2021. This was primarily due to our debt refinancing activities in 2021.

Loss from early extinguishment of debt of $5 million and $79 million was recognized during the six months ended June 30, 2022 and 2021, respectively, as a result of the refinancing of certain of our outstanding notes.

Equity in earnings of unconsolidated affiliates, as a percentage of net operating revenues, decreased to (0.1)% for the six months ended June 30, 2022 from (0.2)% for the six months ended June 30, 2021, primarily due to the sale of our unconsolidated equity interests in Macon Healthcare, LLC during the three months ended September 30, 2021.

The net results of the above-mentioned changes resulted in (loss) income before income taxes decreasing $170 million to a loss of $(45) million for the six months ended June 30, 2022 from income of $125 million for the six months ended June 30, 2021.

Our provision for income taxes for the six months ended June 30, 2022 and 2021 was $223 million and $123 million, respectively, and the effective tax rates were (495.6)% and 98.4% for the six months ended June 30, 2022 and 2021, respectively. The increase in the provision for income taxes for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily due to an increase in non-deductible interest as a result of a decline in projected adjusted taxable income for 2022 compared to 2021, compounded by an adverse change in the IRC Section 163(j) limit for deductible interest expense beginning in 2022. The difference in our effective tax rate for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was due to an increase in the provision for income taxes and reporting loss before income taxes in the current year period compared to income before income taxes in the prior year period.

Net (loss) income, as a percentage of net operating revenues, was (4.4)% for the six months ended June 30, 2022 compared to less than 0.1% for the six months ended June 30, 2021.

Net income attributable to noncontrolling interests as a percentage of net operating revenues remained consistent at 1.0% for the six months ended June 30, 2022 and 2021.

Net loss attributable to Community Health Systems, Inc. stockholders was $(327) million for the six months ended June 30, 2022, compared to $(58) million for the six months ended June 30, 2021.

Liquidity and Capital Resources

Net cash provided by operating activities decreased $126 million, from approximately $280 million for the six months ended June 30, 2021, to approximately $154 million for the six months ended June 30, 2022. Cash paid for interest was $410 million during the six months ended June 30, 2022 compared to $304 million for the six months ended June 30, 2021. Cash paid for income taxes, net of refunds received, resulted in a net payment of $6 million and $1 million during the six months ended June 30, 2022 and 2021, respectively.

Net cash used in investing activities was approximately $237 million for the six months ended June 30, 2022, compared to approximately $255 million for the six months ended June 30, 2021, a decrease of $18 million. Net cash used in investing activities during the six months ended June 30, 2022 was primarily impacted by a decrease of $21 million in cash used for the purchase of property and equipment, an increase of $4 million in cash proceeds from the sale of property and equipment, a decrease of $2 million in cash used to purchase other investments, and a decrease of $1 million in cash used in the net impact of the purchase and sale of available-for-sale debt and equity securities. These decreases in cash used in investing activities were partially offset by an increase of $6 million in cash used to purchase investments in unconsolidated affiliates and a decrease of $4 million in cash proceeds from dispositions of hospitals and other ancillary operations.

Our net cash used in financing activities was approximately $78 million for the six months ended June 30, 2022, compared to approximately $451 million for the six months ended June 30, 2021, a decrease of $373 million. This was primarily due to the net effect of our debt repayments, refinancing activities, and cash paid for deferred financing costs and other debt-related costs during the six months ended June 30, 2022 and 2021.

Liquidity

Net working capital was approximately $1.0 billion at June 30, 2022 and $1.1 billion at December 31, 2021, respectively. Net working capital decreased by approximately $81 million between December 31, 2021 and June 30, 2022. The decrease is primarily due to the decrease in cash and cash equivalents as a result of cash paid for interest, deferred financing costs and contract labor as well as a decrease in patient accounts receivable, net, during the six months ended June 30, 2022, partially offset by an increase in prepaid expenses and taxes and decreases in accrued employee compensation and other accrued liabilities.

In addition to cash flows from operations, available sources of capital include amounts available under the asset-based loan (ABL) credit agreement, or the ABL Credit Agreement, as amended and restated on November 22, 2021, and anticipated access to public and private debt markets as well as proceeds from the disposition of hospitals or other investments such as our minority equity interests in various businesses, as applicable.

Pursuant to the ABL Credit Agreement, the lenders have extended to CHS/Community Health Systems, Inc., or CHS, a revolving asset-based loan facility, or the ABL Facility, in the maximum aggregate principal amount of $1.0 billion, subject to borrowing base capacity. At June 30, 2022, the available borrowing base under the ABL Facility was $978 million, of which $84 million was reserved for outstanding letters of credit and $894 million represented excess availability. Letters of credit were reduced during the six months ended June 30, 2022 by $19 million due to a reduction in an insurance-related letter of credit. We had no outstanding borrowings as of June 30, 2022. The issued letters of credit were primarily in support of potential insurance-related claims and certain bonds. Principal amounts outstanding under the ABL Facility, if any, will be due and payable in full on November 22, 2026.

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

As of June 30, 2022, approximately $32 million of our outstanding debt of $12.2 billion is due within the next 12 months.

As previously discussed, we may require an increased level of working capital if we experience extended billing and collection cycles resulting from ongoing negative economic conditions and/or factors arising from the COVID-19 pandemic, which may impact service mix, revenue mix, payor mix and patient volumes, as well as our ability to collect outstanding receivables. A material increase in the amount or deterioration in the collectability of accounts receivable will adversely affect our cash flows and results of operations, requiring an increased level of working capital.

We believe that internally generated cash flows and current levels of availability for additional borrowing under the ABL Facility, as well as our continued access to the capital markets, will be sufficient to finance acquisitions, capital expenditures, working capital requirements, and any debt repurchases or other debt repayments we may elect to make or be required to make through the next 12 months and the foreseeable future thereafter. Pandemic relief funds that we have received and may continue to receive through various federal, state and local stimulus or relief programs have been and will continue to be used according to applicable terms and conditions as reimbursement for lost revenues or incremental expenses attributable to COVID-19, including working capital requirements and capital expenditures. In addition, ongoing negative economic conditions and/or the COVID-19 pandemic have resulted in, and may continue to result in, significant disruptions of financial and capital markets, which could reduce our ability to access capital and negatively affect our liquidity in the future. Additionally, while we have received and may continue to receive pandemic relief funds and may continue to be able to utilize pandemic relief funds which have been received, as noted above, there is no assurance regarding the extent to which we will continue to benefit from these payments or other stimulus measures. Moreover, we do not currently expect to receive the same level of pandemic relief payments or benefits in future periods that we received or realized earlier in the pandemic.

We may elect from time to time to continue to purchase our outstanding debt in open market purchases, privately negotiated transactions or otherwise. Any such debt repurchases will depend upon prevailing market conditions, our liquidity requirements, contractual restrictions, applicable securities laws requirements, and other factors.

There have been no material changes outside of the ordinary course of business to our upcoming cash obligations during the six months ended June 30, 2022 from those disclosed under “Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K filed with the SEC on February 17, 2022, or 2021 Form 10-K, except as discussed above related to debt refinancing activity during 2022.

Capital Resources

Cash expenditures for purchases of facilities and other related businesses were approximately $4 million for both of the six-month periods ended June 30, 2022 and 2021. Our expenditures for the six months ended June 30, 2022 and 2021 were primarily related to physician practices and other ancillary services.

Excluding the cost to construct replacement and de novo hospitals, our cash expenditures for routine capital for the six months ended June 30, 2022 totaled $144 million compared to $149 million for the six months ended June 30, 2021. These capital expenditures related primarily to the purchase of additional equipment, minor renovations and information systems infrastructure. Costs to construct replacement hospitals totaled $13 million and $34 million for the six months ended June 30, 2022 and 2021, respectively, primarily related to the construction of a replacement facility in Fort Wayne, Indiana. During the six months ended June 30, 2022 and 2021, we also had cash expenditures of $34 million and $29 million, respectively, that represent both planning and construction costs primarily for one de novo hospital in the Tucson, Arizona market. This de novo hospital was completed in the first half of 2022 and has 52 beds.

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

Reimbursement, Legislative and Regulatory Changes

Ongoing legislative and regulatory efforts, and judicial interpretations, could reduce or otherwise adversely affect the payments we receive from Medicare and Medicaid and other payors. Within the statutory framework of the Medicare and Medicaid programs, there are substantial areas subject to administrative rulings, interpretations and discretion, and which are at times subject to court challenges, which may further affect payments made under those programs. Further, the federal and state governments might, in the future, reduce the funds available under those programs, require repayment of previously received funds or require more stringent utilization and quality reviews of hospital facilities. Additionally, there may be a continued rise in managed care programs and additional restructuring of the financing and delivery of healthcare in the United States. These events could cause our future financial results to be adversely impacted. We cannot estimate the impact of Medicare and Medicaid reimbursement changes that have been enacted or are under consideration. We cannot predict whether additional reimbursement reductions will be made or whether any such changes or other restructuring of the financing and delivery of healthcare would have a material adverse effect on our business, financial conditions, results of operations, cash flow, capital resources and liquidity.

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

Due to the complexities involved in these estimates, actual payments we receive could be different from the amounts we estimate and record. If the actual contractual reimbursement percentage under government programs and managed care contracts differed by 1% at June 30, 2022 from our estimated reimbursement percentage, net income for the six months ended June 30, 2022 would have changed by approximately $87 million, and net accounts receivable at June 30, 2022 would have changed by $112 million. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues and net (loss) income by an insignificant amount for each of the three and six-month periods ended June 30, 2022 and 2021.

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

Patient accounts receivable can be impacted by the effectiveness of our collection efforts and, as described in our significant accounting policies included in Note 1 of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 of this Form 10-Q, numerous factors may affect the net realizable value of accounts receivable. If the actual collection percentage differed by 1% at June 30, 2022 from our estimated collection percentage as a result of a change in expected recoveries, net income for the six months ended June 30, 2022 would have changed by $40 million, and net accounts receivable at June 30, 2022 would have changed by $51 million. We also continually review our overall reserve adequacy by monitoring historical cash collections as a percentage of trailing net operating revenues, as well as by analyzing current period net revenue and admissions by payor classification, days revenue outstanding, the composition of self-pay receivables between pure self-pay patients and the patient responsibility portion of third-party insured receivables and the impact of recent acquisitions and dispositions.

Our policy is to write-off gross accounts receivable if the balance is under $10.00 or when such amounts are placed with outside collection agencies. We believe this policy accurately reflects our ongoing collection efforts and is consistent with industry practices. We had approximately $1.8 billion at June 30, 2022, and $2.2 billion at December 31, 2021, being pursued by various outside collection agencies. We expect to collect less than 4%, net of estimated collection fees, of the amounts being pursued by outside collection agencies. As these amounts have been written-off, they are not included in our accounts receivable. Collections on amounts previously written-off are recognized as a recovery of net operating revenues when received. However, we take into consideration estimated collections of these future amounts written-off in determining the implicit price concessions used to measure the transaction price for the applicable portfolio of patient accounts receivable.

All of the following information is derived from our hospitals, excluding clinics, unless otherwise noted.

Patient accounts receivable from our hospitals represent approximately 98% of our total consolidated accounts receivable.

Days revenue outstanding, adjusted for the impact of receivables for state Medicaid supplemental payment programs and divested facilities, was 58 days and 55 days at June 30, 2022 and December 31, 2021, respectively.

Total gross accounts receivable (prior to allowance for contractual adjustments and implicit price concessions) was approximately $16.0 billion and $16.2 billion as of June 30, 2022 and December 31, 2021, respectively. The approximate percentage of total gross accounts receivable (prior to allowance for contractual adjustments and implicit price concessions) summarized by aging categories is as follows:

As of June 30, 2022:
	% of Gross Receivables
Payor	0 - 90 Days	90 - 180 Days	180 - 365 Days	Over 365 Days
Medicare	12%	—%	—%	—%
Medicaid	7%	1%	1%	1%
Managed Care and Other	33%	6%	4%	3%
Self-Pay	8%	5%	9%	10%

As of December 31, 2021:
	% of Gross Receivables
Payor	0 - 90 Days	90 - 180 Days	180 - 365 Days	Over 365 Days
Medicare	12%	1%	—%	—%
Medicaid	7%	1%	1%	1%
Managed Care and Other	33%	5%	3%	2%
Self-Pay	8%	5%	9%	12%

The approximate percentage of total gross accounts receivable (prior to allowances for contractual adjustments and implicit price concessions) summarized by payor is as follows:

	June 30,	December 31,
	2022	2021
Insured receivables	68.4%	66.3%
Self-pay receivables	31.6	33.7
Total	100.0%	100.0%

The combined total at our hospitals and clinics for the estimated implicit price concessions for self-pay accounts receivable and allowances for other self-pay discounts and contractuals, as a percentage of gross self-pay receivables, was approximately 91% at both June 30, 2022 and December 31, 2021. If the receivables that have been written-off, but where collections are still being pursued by outside collection agencies, were included in both the allowances and gross self-pay receivables specified above, the percentage of combined allowances to total self-pay receivables would have been 93% at both June 30, 2022 and December 31, 2021.

Goodwill

Taking into account recent developments as discussed below, we believe that our accounting policies with respect to the impairment of goodwill and other intangibles currently constitutes a critical accounting policy. Goodwill represents the excess of the fair value of the consideration conveyed in an acquisition over the fair value of net assets acquired. Goodwill is evaluated for impairment annually and when an event occurs or circumstances change that, more likely than not, reduce the fair value of the reporting unit below its carrying value. We performed our last annual goodwill impairment evaluation during the fourth quarter of 2021 using the October 31, 2021 measurement date, which indicated no impairment.

The determination of fair value in our goodwill impairment analysis is based on an estimate of fair value for the hospital operations reporting unit utilizing known and estimated inputs at the evaluation date. Some of those inputs include, but are not limited to, the most recent price of our common stock or fair value of our long-term debt, our recent financial results, estimates of future revenue and expense growth, estimated market multiples, expected capital expenditures, income tax rates, and costs of invested capital.

At June 30, 2022, we had approximately $4.2 billion of goodwill recorded, all of which resides at our hospital operations reporting unit. A detailed evaluation of potential impairment indicators was performed as of June 30, 2022, which specifically considered declines in the fair market value of our senior secured and unsecured notes and common stock during the six months ended June 30, 2022 as well as macroeconomic conditions and our recent financial results, including the effect of increased wage and contract labor expense. On the basis of available evidence, as of June 30, 2022, we concluded that the fair value of the reporting unit was not more likely than not reduced to an amount less than its carrying value.

Future estimates of fair value could be adversely affected if the actual outcome of one or more of the assumptions described above changes materially in the future, including a decline in or volatility of our stock price and the fair value of our long-term debt, lower than expected hospital volumes, higher market interest rates, increased operating costs or other adverse impacts on our financial results. Such changes impacting the calculation of our fair value could result in a material impairment charge in the future. Moreover, the recent developments described in the immediately preceding paragraph have increased our risk of future goodwill impairment, which could be material.

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

The net present value of the projected payments was discounted using a weighted-average risk-free rate of approximately 3.4% and 1.8% at June 30, 2022 and December 31, 2021, respectively. This liability is adjusted for new claims information in the period such information becomes known to us. Professional malpractice expense includes the losses resulting from professional liability claims and loss adjustment expense, as well as excess insurance premiums, and is presented within other operating expenses in the accompanying condensed consolidated statements of (loss) income.

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

For purposes of estimating our individual claim accruals, we utilize specific claim information, including the nature of the claim, the expected claim amount, the year in which the claim occurred and the laws of the jurisdiction in which the claim occurred. Once the case accruals for known claims are determined, information is stratified by loss layers and retentions, accident years, reported years and geography. Several actuarial methods are used against this data to produce estimates of ultimate paid losses and reserves for incurred but not reported claims. Each of these methods uses our company-specific historical claims data and other information. Company-specific data includes information regarding our business, including historical paid losses and loss adjustment expenses, historical and current case loss reserves, actual and projected hospital statistical data, a variety of hospital census information, employed physician information, professional liability retentions for each policy year, geographic information and other data. Significant assumptions are made on the basis of the aforementioned information in estimating reserves for incurred but not reported claims. A 1% change in assumptions for either severity or frequency as of June 30, 2022 would have increased or decreased the reserve between $10 million to $20 million.

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

Excess insurance for all hospitals has been purchased through commercial insurance companies and generally covers us for liabilities in excess of the self-insured retentions. The excess coverage consists of multiple layers of insurance, the sum of which totals up to $95 million per occurrence and in the aggregate for claims reported on or after June 1, 2003, up to $145 million per occurrence and in the aggregate for claims reported on or after January 1, 2008, up to $195 million per occurrence and in the aggregate for claims reported on or after June 1, 2010, and up to at least $216 million per occurrence and in the aggregate for claims reported on or after June 1, 2015. In addition, for integrated occurrence malpractice claims, there is an additional $50 million of excess coverage for claims reported on or after June 1, 2014 and an additional $75 million of excess coverage for claims reported on or after June 1, 2015 through June 1, 2020. The $75 million in integrated occurrence coverage will also apply to claims reported between June 1, 2020 and June 1, 2023 for events that occurred prior to June 1, 2020 but which were not previously known or reported. For certain policy years prior to June 1, 2014, if the first aggregate layer of excess coverage becomes fully utilized, then the self-insured retention will increase to $10 million per claim for any subsequent claims in that policy year until our total aggregate coverage is met. Beginning June 1, 2018, this drop-down provision in the excess policies attaches over the $15 million per claim self-insured retention.

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

There were no significant changes in our estimate of the reserve for professional liability claims during the six months ended June 30, 2022.

Income Taxes

We must make estimates in recording provision for income taxes, including determination of deferred tax assets and deferred tax liabilities and any valuation allowances that might be required against the deferred tax assets. We believe that future income will enable us to realize certain deferred tax assets, subject to the valuation allowance we have established.

The total amount of unrecognized benefit that would impact the effective tax rate, if recognized, was less than $1 million as of June 30, 2022. A total of less than $1 million of interest and penalties is included in the amount of liability for uncertain tax positions at June 30, 2022. It is our policy to recognize interest and penalties related to unrecognized benefits in our condensed consolidated statements of (loss) income as income tax expense.

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “thinks,” and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. A number of factors could affect the future results of the Company or the healthcare industry generally and could cause the Company’s expected results to differ materially from those expressed in this Form 10-Q. These factors include, among other things:

•

developments related to COVID-19, including, without limitation, related to the length and severity of the pandemic; the volume of canceled or rescheduled procedures; and the spread of potentially more contagious and/or virulent forms of the virus, including variants of the virus for which currently available vaccines, treatments and tests may not be effective or authorized;

•

uncertainty regarding the magnitude and timing of any future payments or benefits we may receive or realize under the CARES Act, the PPPHCE Act, the CAA, the ARPA and any other future stimulus measures related to COVID-19;

•

general economic and business conditions, both nationally and in the regions in which we operate, including inflationary pressures that have significantly increased and may continue to significantly increase our expenses, the extremely competitive labor market and labor shortages, and supply chain shortages and disruptions, as well as the current and/or potential future adverse impact of such economic conditions and other factors on our net operating revenues (including our service mix, revenue mix, payor mix and/or patient volumes) and our ability to collect outstanding receivables;

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

•	the impact that changes in our relationships with joint venture or syndication partners could have on effectively operating our hospitals or ancillary services or in advancing strategic opportunities;
•	our ability to successfully integrate any acquired hospitals and/or outpatient facilities, or to recognize expected synergies from acquisitions;
•	the impact of seasonal severe weather conditions and climate change, as well as the timing and amount of insurance recoveries in relation to severe weather events;
•	our ability to obtain adequate levels of insurance, including cyber, general liability, professional liability, and directors and officers liability insurance;
•	timeliness of reimbursement payments received under government programs;
•	effects related to pandemics, epidemics, or outbreaks of infectious diseases, including the coronavirus causing the disease known as COVID-19;
•	any failure to comply with our obligations under license or technology agreements;
•	challenging economic conditions in non-urban communities in which we operate;
•	any developments with respect to the final auditing and reporting requirements of, or other adverse developments with respect to, the Corporate Integrity Agreement to which we are subject;
•	the concentration of our revenue in a small number of states;
•	our ability to realize anticipated cost savings and other benefits from our current strategic and operational cost savings initiatives;
•	any changes in or interpretations of income tax laws and regulations; and
•	the risk factors set forth in our 2021 Form 10-K and our other public filings with the SEC.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

During the six months ended June 30, 2022, there have been no material changes in the quantitative and qualitative disclosures set forth in Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our 2021 Form 10-K.

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

There have been no changes in our internal control over financial reporting during the six months ended June 30, 2022 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we receive inquiries or subpoenas from state regulators, state Medicaid Fraud Control units, fiscal intermediaries, CMS, the U.S. Department of Justice and other government entities regarding various Medicare and Medicaid issues. In addition to the matters discussed below, we are currently responding to subpoenas and administrative demands concerning (a) certain emergency care services provided at one of our Texas hospitals and (b) billing for certain procedures provided to dual-eligible patients at one of our Arkansas hospitals. In addition, we are subject to other claims and lawsuits arising in the ordinary course of our business including lawsuits and claims related to billing and collection practices at our hospitals. Based on current knowledge, management does not believe that loss contingencies arising from pending legal, regulatory and governmental matters, including the matters described herein, will have a material adverse effect on the consolidated financial position or liquidity of the Company. However, in light of the inherent uncertainties involved in pending legal, regulatory and governmental matters, some of which are beyond our control, and the very large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to our results of operations or cash flows for any particular reporting period. Settlements of suits involving Medicare and Medicaid issues routinely require both monetary payments as well as corporate integrity agreements. Additionally, qui tam or “whistleblower” actions initiated under the civil False Claims Act, or FCA, may be pending but placed under seal by the court to comply with the FCA’s requirements for filing such suits. In September 2014, the Criminal Division of the U.S. Department of Justice announced that all qui tam cases will be shared with their Division to determine if a parallel criminal investigation should be opened. The Criminal Division has also frequently stated an intention to pursue corporations in criminal prosecutions. From time to time, we detect issues of non-compliance with Federal healthcare laws pertaining to claims submission and reimbursement practices and/or financial relationships with physicians. We avail ourselves of various mechanisms to address potential overpayments arising out of these issues, including repayment of claims, rebilling of claims, and participation in voluntary disclosure protocols offered by CMS and the Office of Inspector General. Participating in voluntary repayments and voluntary disclosure protocols can have the potential for significant settlement obligations or even enforcement action.

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

Daniel H. Golden, as Litigation Trustee of the QHC Litigation Trust, and Wilmington Savings Fund Society, FSB, solely in its capacity as indenture trustee v Community Health Systems, Inc., et al. A complaint in this case was filed on October 25, 2021 in the United States Bankruptcy Court for the District of Delaware against various persons, including the Company, certain subsidiaries of the Company, certain former executive officers of the Company and Credit Suisse Securities (USA) LLC. Plaintiff Daniel H. Golden is the litigation trustee for a litigation trust which was formed under the plan of reorganization of Quorum Health Corporation, or QHC, and certain affiliated entities confirmed by order of the United States Bankruptcy Court for the District of Delaware wherein QHC and certain affiliated entities contributed various causes of action to such litigation trust. Plaintiff Wilmington Savings Fund Society is the indenture trustee for certain notes issued by QHC. The complaint seeks damages and other forms of recovery arising out of certain alleged actions taken by the Company and the other defendants in connection with the spin-off of QHC which was completed on April 29, 2016, and includes claims for unjust enrichment and for avoidance of certain transactions and payments by QHC to the Company connected with the spin-off, including the $1.21 billion special dividend paid by QHC to the Company as part of the spin-off transactions. We filed a motion to dismiss on January 14, 2022, and oral argument on that motion was heard on July 21, 2022. That motion is still pending. We believe these claims are without merit and will vigorously defend this case.

Item 1A.  Risk Factors

There have been no material changes with regard to the risk factors previously disclosed in the 2021 Form 10-K.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds

The following table contains information about our purchases of common stock during the three months ended June 30, 2022.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (b)
April 1, 2022 -
April 30, 2022	—	$—	—	—
May 1, 2022 -
May 31, 2022	—	—	—	—
June 1, 2022 -
June 30, 2022	4,850	5.00	—	—
Total	4,850	$5.00	—	—

(a)	4,850 shares were withheld to satisfy the payment of tax obligations related to the vesting of restricted stock awards.
(b)	We had no publicly announced repurchase programs for shares of our common stock during the three months ended June 30, 2022.

The ABL Facility and the indentures governing each series of our outstanding notes restrict our subsidiaries from, among other matters, paying dividends and making distributions to us, which thereby limits our ability to pay dividends and/or repurchase stock. As of June 30, 2022, under the most restrictive test in these agreements (and subject to certain exceptions), we have approximately $300 million of capacity to pay permitted dividends and/or repurchase shares of stock or make other restricted payments.

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

The following financial information from our quarterly report on Form 10-Q for the quarter and six months ended June 30, 2022 and 2021, filed with the SEC on July 28, 2022, formatted in Inline Extensible Business Reporting Language: (i) the condensed consolidated statements of (loss) income for the three and six months ended June 30, 2022 and June 30, 2021, (ii) the condensed consolidated statements of comprehensive (loss) income for the three and six months ended June 30, 2022 and June 30, 2021, (iii) the condensed consolidated balance sheets at June 30, 2022 and December 31, 2021, (iv) the condensed consolidated statements of cash flows for the six months ended June 30, 2022 and June 30, 2021, and (v) the notes to the condensed consolidated financial statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

Date:  July 28, 2022