Form 10-Q
period 2022-09-30
COMMUNITY HEALTH SYSTEMS INC
filed 2022-10-27
CIK 1108109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of October 20, 2022, there were outstanding 134,713,179 shares of the Registrant’s Common Stock, $0.01 par value.

Community Health Systems, Inc.

Form 10-Q

For the Three and Nine Months Ended September 30, 2022

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME

(In millions, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net operating revenues	$3,025	$3,115	$9,069	$9,135
Operating costs and expenses:
Salaries and benefits	1,352	1,336	3,972	3,905
Supplies	492	529	1,477	1,521
Other operating expenses	828	716	2,511	2,170
Lease cost and rent	80	75	236	231
Pandemic relief funds	(115)	(19)	(171)	(102)
Depreciation and amortization	137	137	398	408
Impairment and (gain) loss on sale of businesses, net	47	1	54	24
Total operating costs and expenses	2,821	2,775	8,477	8,157
Income from operations	204	340	592	978
Interest expense, net	217	216	652	666
(Gain) loss from early extinguishment of debt	(78)	—	(73)	79
Gain on sale of equity interests in Macon Healthcare, LLC	—	(26)	—	(26)
Equity in earnings of unconsolidated affiliates	(5)	(4)	(11)	(19)
Income before income taxes	70	154	24	278
Provision for income taxes	70	10	291	132
Net income (loss)	—	144	(267)	146
Less: Net income attributable to noncontrolling interests	42	33	102	94
Net (loss) income attributable to Community Health Systems, Inc. stockholders	$(42)	$111	$(369)	$52
(Loss) earnings per share attributable to Community Health Systems, Inc. stockholders:
Basic	$(0.32)	$0.87	$(2.86)	$0.41
Diluted	$(0.32)	$0.85	$(2.86)	$0.40
Weighted-average number of shares outstanding:
Basic	129,141,673	127,077,786	128,689,999	126,638,291
Diluted	129,141,673	130,885,139	128,689,999	129,885,951

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In millions)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income (loss)	$—	$144	$(267)	$146
Other comprehensive (loss) income, net of income taxes:
Net change in fair value of available-for-sale debt securities, net of tax	(6)	(1)	(20)	(4)
Amortization and recognition of unrecognized pension cost components, net of tax	—	2	1	3
Other comprehensive (loss) income	(6)	1	(19)	(1)
Comprehensive (loss) income	(6)	145	(286)	145
Less: Comprehensive income attributable to noncontrolling interests	42	33	102	94
Comprehensive (loss) income attributable to Community Health Systems, Inc. stockholders	$(48)	$112	$(388)	$51

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$300	$507
Patient accounts receivable	1,969	2,062
Supplies	355	355
Prepaid income taxes	98	94
Prepaid expenses and taxes	246	192
Other current assets	301	269
Total current assets	3,269	3,479
Property and equipment	9,727	9,757
Less accumulated depreciation and amortization	(4,277)	(4,204)
Property and equipment, net	5,450	5,553
Goodwill	4,201	4,219
Deferred income taxes	53	53
Other assets, net	1,941	1,913
Total assets	$14,914	$15,217
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$21	$31
Current operating lease liabilities	151	147
Accounts payable	820	830
Accrued liabilities:
Employee compensation	601	655
Accrued interest	218	225
Other	572	476
Total current liabilities	2,383	2,364
Long-term debt	11,943	12,109
Deferred income taxes	477	192
Long-term operating lease liabilities	563	535
Other long-term liabilities	726	827
Total liabilities	16,092	16,027
Redeemable noncontrolling interests in equity of consolidated subsidiaries	516	480
STOCKHOLDERS’ DEFICIT
Community Health Systems, Inc. stockholders’ deficit:
Preferred stock, $.01 par value per share, 100,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value per share, 300,000,000 shares authorized; 134,698,067 shares issued and outstanding at September 30, 2022, and 132,146,282 shares issued and outstanding at December 31, 2021	1	1
Additional paid-in capital	2,091	2,118
Accumulated other comprehensive loss	(33)	(14)
Accumulated deficit	(3,845)	(3,477)
Total Community Health Systems, Inc. stockholders’ deficit	(1,786)	(1,372)
Noncontrolling interests in equity of consolidated subsidiaries	92	82
Total stockholders’ deficit	(1,694)	(1,290)
Total liabilities and stockholders’ deficit	$14,914	$15,217

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(267)	$146
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	398	408
Deferred income taxes	290	123
Stock-based compensation expense	14	18
Impairment and (gain) loss on sale of businesses, net	54	24
(Gain) loss from early extinguishment of debt	(73)	79
Gain on sale of equity interests in Macon Healthcare, LLC	—	(26)
Other non-cash expenses, net	140	22
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Patient accounts receivable	93	(99)
Supplies, prepaid expenses and other current assets	(94)	14
Repayment/derecognition of Medicare accelerated payments	—	(267)
Accounts payable, accrued liabilities and income taxes	(90)	85
Other	(174)	(127)
Net cash provided by operating activities	291	400
Cash flows from investing activities:
Acquisitions of facilities and other related businesses	(9)	(3)
Purchases of property and equipment	(284)	(334)
Proceeds from disposition of hospitals and other ancillary operations	3	17
Proceeds from sale of property and equipment	30	7
Purchases of available-for-sale debt securities and equity securities	(73)	(135)
Proceeds from sales of available-for-sale debt securities and equity securities	62	86
Proceeds from sale of equity interests in Macon Healthcare, LLC	—	110
Distribution of CoreTrust proceeds	121	—
Purchases of investments in unconsolidated affiliates	(18)	(4)
Increase in other investments	(39)	(57)
Net cash used in investing activities	(207)	(313)
Cash flows from financing activities:
Repurchase of restricted stock shares for payroll tax withholding requirements	(8)	(5)
Deferred financing costs and other debt-related costs	(73)	(310)
Proceeds from noncontrolling investors in joint ventures	10	1
Redemption of noncontrolling investments in joint ventures	(2)	(5)
Distributions to noncontrolling investors in joint ventures	(105)	(95)
Other borrowings	35	50
Issuance of long-term debt	1,535	4,310
Repayments of long-term indebtedness	(1,683)	(4,415)
Net cash used in financing activities	(291)	(469)
Net change in cash and cash equivalents	(207)	(382)
Cash and cash equivalents at beginning of period	507	1,676
Cash and cash equivalents at end of period	$300	$1,294
Supplemental disclosure of cash flow information:
Interest payments	$(614)	$(572)
Income tax payments, net	$(6)	$(3)

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The unaudited condensed consolidated financial statements of Community Health Systems, Inc. (the “Parent” or “Parent Company”) and its subsidiaries (the “Company”) as of September 30, 2022 and December 31, 2021 and for the three-month and nine-month periods ended September 30, 2022 and 2021, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. All intercompany transactions and balances have been eliminated. The results of operations for the three and nine months ended September 30, 2022, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2022. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates under different assumptions or conditions.

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

Substantially all of the Company’s operating costs and expenses are “cost of revenue” items. Operating costs that could be classified as general and administrative by the Company include the Company’s corporate office costs at its Franklin, Tennessee office, which were $60 million and $56 million for the three months ended September 30, 2022 and 2021, respectively, and $179 million and $168 million for the nine months ended September 30, 2022 and 2021, respectively.

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

Revenue Recognition.

Net Operating Revenues

Net operating revenues are recorded at the transaction price estimated by the Company to reflect the total consideration due from patients and third-party payors in exchange for providing goods and services in patient care. These services are considered to be a single performance obligation and have a duration of less than one year. Revenues are recorded as these goods and services are provided. The transaction price, which involves significant estimates, is determined based on the Company’s standard charges for the goods and services provided, with a reduction recorded for price concessions related to third party contractual arrangements as well as patient discounts and other patient price concessions. During each of the three and nine-month periods ended September 30, 2022 and 2021, the impact of changes to the inputs used to determine the transaction price was considered immaterial.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

The Company’s net operating revenues during the three and nine months ended September 30, 2022 and 2021 have been presented in the following table based on an allocation of the estimated transaction price with the patient between the primary patient classification of insurance coverage (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Medicare	$644	$653	$1,928	$1,988
Medicaid	449	412	1,362	1,223
Managed Care and other third-party payors	1,925	2,010	5,719	5,845
Self-pay	7	40	60	79
Total	$3,025	$3,115	$9,069	$9,135

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

Final settlements for some payors and programs are subject to adjustment based on administrative review and audit by third parties. As a result of these final settlements, the Company has recorded amounts due to third-party payors of $115 million and $118 million as of September 30, 2022 and December 31, 2021, respectively, and these amounts are included in accrued liabilities-other in the accompanying condensed consolidated balance sheets. Amounts due from third-party payors were $102 million and $114 million as of September 30, 2022 and December 31, 2021, respectively, and are included in other current assets in the accompanying condensed consolidated balance sheets. Substantially all Medicare and Medicaid cost reports are final settled through 2017.

Charity Care

In the ordinary course of business, the Company renders services to patients who are financially unable to pay for hospital care. The Company’s policy is to not pursue collections for such amounts; therefore, the related charges for those patients who are financially unable to pay and that otherwise do not qualify for reimbursement from a governmental program are not reported in net operating revenues, and are thus classified as charity care. The Company determines amounts that qualify for charity care based on the patient’s household income relative to the federal poverty level guidelines, as established by the federal government. The Company updated its policy during the three months ended March 31, 2022 in a manner which increased the number of accounts qualifying for charity care. This resulted in an increase in charity care services during the three and nine months ended September 30, 2022, compared to the same periods in 2021.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

These charity care services are estimated to be $285 million and $215 million for the three months ended September 30, 2022 and 2021, respectively, and $1.1 billion and $659 million for the nine months ended September 30, 2022 and 2021, respectively, representing the value (at the Company’s standard charges) of these charity care services that are excluded from net operating revenues. The estimated cost incurred by the Company to provide these charity care services to patients who are unable to pay was approximately $33 million and $25 million during the three months ended September 30, 2022 and 2021, respectively, and $121 million and $77 million during the nine months ended September 30, 2022 and 2021, respectively. The estimated cost of these charity care services was determined using a ratio of cost to gross charges and applying that ratio to the gross charges associated with providing care to charity patients for the period.

Accounting for the Impairment or Disposal of Long-Lived Assets.    During the nine months ended September 30, 2022, the Company recorded an impairment charge of approximately $54 million, which consists of $6 million to adjust the carrying value of long-lived assets at a hospital that was sold at a sales price below carrying value and $48 million primarily related to the hospital closures discussed in Note 3.

During the nine months ended September 30, 2021, the Company recorded a total combined net loss on disposal of approximately $24 million, of which (i) approximately $29 million was recorded to adjust the carrying value of long-lived assets at several hospitals that were sold at a sales price below carrying value, (ii) approximately $3 million was recorded related to divestiture related expenses, and (iii) approximately $8 million of gain was recorded related to the disposal of the Company’s majority interest in a surgery center that was sold on January 1, 2021. Approximately $7 million of goodwill was allocated to facilities disposed of during the nine months ended September 30, 2021.

The Company will continue to evaluate the potential for impairment of the long-lived assets of hospitals and other held-and-used businesses as well as evaluate offers for potential sales, as applicable. Based on such analysis, additional impairment charges may be recorded in the future.

Pandemic Relief Funds

The Company received (returned) pandemic relief fund payments through various federal, state and local programs of approximately $108 million and $(4) million during the three months ended September 30, 2022 and 2021, respectively, and approximately $160 million and $4 million for the nine months ended September 30, 2022 and 2021, respectively. Approximately $115 million and $19 million during the three months September 30, 2022 and 2021, respectively, and $171 million and $102 million during the nine months ended September 30, 2022 and 2021, respectively, was recognized as a reduction to operating costs and expenses, as denoted by the caption “pandemic relief funds” within the condensed consolidated statements of (loss) income. Approximately $4 million of unrecognized pandemic relief funds received are reflected within accrued liabilities-other in the condensed consolidated balance sheet as of September 30, 2022. Such unrecognized amounts may either be returned or may be recognized in future periods if the underlying conditions for recognition are reasonably assured of having been met. The Company’s accounting policies for the recognition of pandemic relief funds is unchanged from the policies described in Note 1 to the Company’s consolidated financial statements included in the 2021 Form 10-K.

New Accounting Pronouncements

In September 2022, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2022-04, “Liabilities – Supplier Finance Programs (Subtopic 405-50), Disclosure of Supplier Finance Program Obligations.” This ASU provides specific authoritative guidance for disclosure of supplier finance programs including key terms of such programs, amounts outstanding, and where the obligations are presented in the statement of financial position. This ASU is effective for all entities for financial statements issued for annual periods beginning after December 15, 2022, including interim periods, except for the disclosure of rollforward information, which is effective for annual periods beginning after December 15, 2023. Certain components of this guidance must be applied retrospectively while others may be applied prospectively. Early adoption is permitted. The Company is currently evaluating the impact that adoption of this ASU will have on its condensed consolidated financial statements.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

The 2009 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code (“IRC”) and for the grant of stock options which do not so qualify, stock appreciation rights, restricted stock, restricted stock units, performance-based shares or units and other share awards. Persons eligible to receive grants under the 2009 Plan include the Company’s directors, officers, employees and consultants. As of September 30, 2022, 6,941,141 shares of unissued common stock were reserved for future grants under the 2009 Plan.

The following table reflects the impact of total compensation expense related to stock-based equity plans on the reported operating results for the respective periods (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Effect on income before income taxes	$(6)	$(5)	$(14)	$(18)
Effect on net (loss) income	$(5)	$(4)	$(11)	$(14)

At September 30, 2022, $39 million of unrecognized stock-based compensation expense related to outstanding unvested stock options, restricted stock and restricted stock units (the terms of which are summarized below) was expected to be recognized over a weighted-average period of 24 months. Of that amount, $6 million relates to outstanding unvested stock options expected to be recognized over a weighted-average period of 24 months and $33 million relates to outstanding unvested restricted stock and restricted stock units expected to be recognized over a weighted-average period of 24 months. There were no modifications to awards during the nine months ended September 30, 2022 and 2021.

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

The fair value of stock options was estimated using the Black Scholes option pricing model with the following assumptions and weighted-average fair values during the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Expected volatility	N/A	N/A	84.3% - 87.5%	84.3% - 88.9%
Expected dividends	N/A	N/A	—	—
Expected term	N/A	N/A	3 - 6 years	3 - 6 years
Risk-free interest rate	N/A	N/A	1.5% - 1.6%	0.3% - 0.9%

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

Options outstanding and exercisable under the 2009 Plan as of September 30, 2022, and changes during each of the three-month periods following December 31, 2021, was as follows (in millions, except share and per share data):

			Weighted-	Aggregate
		Weighted-	Average	Intrinsic
		Average	Remaining	Value as of
		Exercise	Contractual	September 30,
	Shares	Price	Term	2022
Outstanding at December 31, 2021	2,301,753	$6.77
Granted	760,000	10.18
Exercised	(56,500)	4.97
Forfeited and cancelled	(151,002)	14.67
Outstanding at March 31, 2022	2,854,251	7.30
Granted	—	—
Exercised	—	—
Forfeited and cancelled	—	—
Outstanding at June 30, 2022	2,854,251	7.30
Granted	—	—
Exercised	—	—
Forfeited and cancelled	—	—
Outstanding at September 30, 2022	2,854,251	$7.30	8.0 years	$—
Exercisable at September 30, 2022	1,320,912	$5.63	7.2 years	$—

No stock options were granted during the three months ended September 30, 2022 and 2021. The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2022 and 2021 was $7.25 and $6.22, respectively. The aggregate intrinsic value (calculated as the number of in-the-money stock options multiplied by the difference between the Company’s closing stock price on the last trading day of the reporting period ($2.15) and the exercise price of the respective stock options) in the table above represents the amount that would have been received by the option holders had all option holders exercised their options on September 30, 2022. This amount changes based on the market value of the Company’s common stock. The aggregate intrinsic value of options exercised was less than $1 million during both of the nine-month periods ended September 30, 2022 and 2021. No options were exercised during the three-month periods ended September 30, 2022 and 2021. The aggregate intrinsic value of options vested and expected to vest approximates that of the outstanding options.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

Restricted stock outstanding under the 2009 Plan as of September 30, 2022, and changes during each of the three-month periods following December 31, 2021, was as follows:

		Weighted-
		Average Grant
	Shares	Date Fair Value
Unvested at December 31, 2021	4,995,314	$6.30
Granted	3,179,000	9.05
Vested	(2,516,247)	5.62
Forfeited	(30,000)	6.87
Unvested at March 31, 2022	5,628,067	8.61
Granted	41,000	5.00
Vested	(17,000)	10.65
Forfeited	(72,670)	9.77
Unvested at June 30, 2022	5,579,397	8.56
Granted	—	—
Vested	—	—
Forfeited	(23,003)	8.10
Unvested at September 30, 2022	5,556,394	8.56

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

RSUs outstanding under the 2009 Plan as of September 30, 2022, and changes during each of the three-month periods following December 31, 2021, was as follows:

		Weighted-
		Average Grant
	Shares	Date Fair Value
Unvested at December 31, 2021	486,598	$6.17
Granted	159,138	10.18
Vested	(151,058)	5.63
Forfeited	—	—
Unvested at March 31, 2022	494,678	7.63
Granted	17,682	5.00
Vested	—	—
Forfeited	—	—
Unvested at June 30, 2022	512,360	7.54
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested at September 30, 2022	512,360	7.54

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

3.  ACQUISITIONS, DIVESTITURES AND CLOSURES

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

During the nine months ended September 30, 2022, one or more subsidiaries of the Company paid approximately $9 million to acquire the operating assets and related businesses of certain physician practices, clinics, ambulatory surgery centers and other ancillary businesses that operate within the communities served by the Company’s affiliated hospitals. The Company allocated the purchase price to property and equipment, working capital, noncontrolling interests and goodwill.

Divestitures

 The following table provides a summary of hospitals that the Company divested during the nine months ended September 30, 2022 and the year ended December 31, 2021:

			Licensed
Hospital	Buyer	City, State	Beds	Effective Date
2022 Divestiture:
AllianceHealth Seminole	SSM Health Care of Oklahoma	Seminole, OK	32	July 1, 2022

2021 Divestitures:
Lea Regional Medical Center	Covenant Health System	Hobbs, NM	84	January 1, 2021
Tennova Healthcare - Tullahoma	Vanderbilt University Medical Center	Tullahoma, TN	135	January 1, 2021
Tennova Healthcare - Shelbyville	Vanderbilt University Medical Center	Shelbyville, TN	60	January 1, 2021
Northwest Mississippi Medical Center	Delta Health System	Clarksdale, MS	181	February 1, 2021
AllianceHealth Midwest	SSM Health Care of Oklahoma	Midwest City, OK	255	April 1, 2021

On July 1, 2022, one or more affiliates of the Company sold substantially all of the assets of AllianceHealth Seminole (32 licensed beds) in Seminole, Oklahoma, to affiliates of SSM Health Care of Oklahoma. The net proceeds from this sale were received at a preliminary closing on June 30, 2022.

On September 14, 2022, one or more affiliates of the Company entered into a definitive agreement for the sale of substantially all of the assets of Greenbrier Valley Medical Center (122 licensed beds) in Ronceverte, West Virginia, to Vandalia Health, Inc. This hospital is classified as held for sale as of September 30, 2022.

The following table discloses amounts included in the condensed consolidated balance sheet for the hospital classified as held for sale as of September 30, 2022 (in millions). Other assets, net primarily includes the net property and equipment and goodwill for the hospital held for sale. No divestitures or potential divestitures meet the criteria for reporting as a discontinued operation as of September 30, 2022.

September 30, 2022
Other current assets	$3
Other assets, net	57
Accrued liabilities	(3)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

Closures

During the three months ended September 30, 2022, the Company completed the closure of Shorepoint Health Venice hospital (312 licensed beds) in Venice, Florida. The Company recorded an impairment charge of approximately $25 million during the three months ended September 30, 2022, to adjust the fair value of the long-lived assets of this hospital, including property and equipment and capitalized software costs, based on their estimated fair value and future utilization.

During the three months ended September 30, 2022, the provision of inpatient services and substantially all outpatient services ceased at First Hospital Wyoming Valley (psychiatric hospital) (149 licensed beds) in Wilkes-Barre, Pennsylvania, resulting in the closure of this facility being substantially complete as of September 30, 2022. The Company expects to complete the closure of First Hospital Wyoming Valley during the three months ending December 31, 2022. The Company recorded an impairment charge of approximately $18 million during the three months ended September 30, 2022, to adjust the fair value of the long-lived assets of this hospital, including property and equipment and capitalized software costs, based on their estimated fair value and future utilization.

4.  GOODWILL

The changes in the carrying amount of goodwill for the nine months ended September 30, 2022 are as follows (in millions):

Balance, as of December 31, 2021
Goodwill	$7,033
Accumulated impairment losses	(2,814)
4,219
Goodwill acquired as part of acquisitions during current year	13
Goodwill allocated to hospitals held for sale or divested	(31)
Balance, as of September 30, 2022
Goodwill	7,015
Accumulated impairment losses	(2,814)
$4,201

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

A detailed evaluation of potential impairment indicators was performed as of September 30, 2022, which specifically considered declines in the fair market value of the Company’s outstanding senior secured and unsecured notes and common stock during the nine months ended September 30, 2022, as well as macroeconomic conditions and the Company’s recent financial results, including the effect of increased wage and contract labor expense. On the basis of available evidence, as of September 30, 2022, the Company concluded that the fair value of the reporting unit was not more likely than not reduced to an amount less than its carrying value.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

Future estimates of fair value could be adversely affected if the actual outcome of one or more of the assumptions described above changes materially in the future, including a continued decline in the Company’s stock price and the fair value of its long-term debt, an increase in the volatility of the Company’s stock price and the fair value of its long-term debt, lower than expected volumes and/or net operating revenues, higher market interest rates or increased operating costs. Such changes impacting the calculation of fair value could result in a material impairment charge in the future.

5.  INCOME TAXES

The total amount of unrecognized benefit that would affect the effective tax rate, if recognized, was less than $1 million at September 30, 2022. A total of less than $1 million of interest and penalties is included in the amount of the liability for uncertain tax positions at September 30, 2022. It is the Company’s policy to recognize interest and penalties related to unrecognized benefits in its condensed consolidated statements of (loss) income as income tax expense.

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

The Company’s provision for income taxes was $70 million and $10 million for the three months ended September 30, 2022 and 2021, respectively, and $291 million and $132 million for the nine months ended September 30, 2022 and 2021, respectively. The Company’s effective tax rates were 100.0% and 6.5% for the three months ended September 30, 2022 and 2021, respectively, and 1,212.5% and 47.5% for the nine months ended September 30, 2022 and 2021, respectively. The increase in the provision for income taxes for the three and nine months ended September 30, 2022, compared to the same periods in 2021 was primarily due to an increase in non-deductible interest for 2022 compared to 2021, compounded by an adverse change in the IRC Section 163(j) limit for deductible interest expense beginning in 2022. The difference in the Company’s effective tax rate for the three and nine months ended September 30, 2022, compared to the same periods in 2021 is due to the aforementioned increase in the provision for income taxes and the decline in income before taxes.

Cash paid for income taxes, net of refunds received, resulted in a net payment of approximately less than $1 million and $1 million during the three-month periods ended September 30, 2022 and 2021, respectively, and $6 million and $3 million during the nine-month periods ended September 30, 2022 and 2021, respectively.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

6.  LONG-TERM DEBT

Long-term debt, net of unamortized deferred debt issuance costs, consists of the following (in millions):

	September 30,	December 31,
	2022	2021
6⅝% Senior Secured Notes due 2025	$—	$1,462
8% Senior Secured Notes due 2026	2,101	2,101
8% Senior Secured Notes due 2027	700	700
5⅝% Senior Secured Notes due 2027	1,900	1,900
6⅞% Senior Notes due 2028	756	767
6% Senior Secured Notes due 2029	900	900
5¼% Senior Secured Notes due 2030	1,535	—
4¾% Senior Secured Notes due 2031	1,058	1,095
6⅞% Junior-Priority Secured Notes due 2029	1,665	1,775
6⅛% Junior-Priority Secured Notes due 2030	1,331	1,440
ABL Facility	—	—
Finance lease and financing obligations	425	398
Other	36	37
Less: Unamortized deferred debt issuance costs and note premium	(443)	(435)
Total debt	11,964	12,140
Less: Current maturities	(21)	(31)
Total long-term debt	$11,943	$12,109

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

During the three months ended September 30, 2022, the Company extinguished a portion of certain series of its outstanding notes through open market repurchases, as follows (in millions):

Principal Amount
6⅞% Senior Notes due 2028	$11
4¾% Senior Secured Notes due 2031	37
6⅞% Junior-Priority Secured Notes due 2029	110
6⅛% Junior-Priority Secured Notes due 2030	109
Total principal amount of debt extinguished	$267

The Company recognized a pre-tax and after-tax gain from early extinguishment of debt associated with these open market repurchases of $78 million and $68 million, respectively, during the three months ended September 30, 2022.

The maximum aggregate principal amount under the ABL Facility is $1.0 billion. At September 30, 2022, the available borrowing base under the ABL Facility was $935 million, of which $83 million was reserved for outstanding letters of credit and $852 million represented excess availability. Letters of credit were reduced during the nine months ended September 30, 2022 by $30 million due to a reduction in an insurance-related letter of credit. The Company had no outstanding borrowings as of September 30, 2022. The issued letters of credit are primarily in support of potential insurance-related claims and certain bonds.

The ABL Facility contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the Company’s ability, subject to certain exceptions, to, among other things (1) declare dividends, make distributions or redeem or repurchase capital stock, (2) prepay, redeem or repurchase other debt, (3) incur liens or grant negative pledges, (4) make loans and investments and enter into acquisitions and joint ventures, (5) incur additional indebtedness or provide certain guarantees, (6) engage in mergers, acquisitions and asset sales, (7) conduct transactions with affiliates, (8) alter the nature of the Company’s, CHS’ or the guarantors’ businesses, (9) grant certain guarantees with respect to physician practices, (10) engage in sale and leaseback transactions or (11) change the Company’s fiscal year. The Company is also required to comply with a consolidated fixed charge coverage ratio, upon certain triggering events described below, and various affirmative covenants. The consolidated fixed charge coverage ratio is calculated as the ratio of (x) consolidated EBITDA (as defined in the ABL Facility) less capital expenditures to (y) the sum of consolidated interest expense (as defined in the ABL Facility), scheduled principal payments, income taxes and restricted payments made in cash or in permitted investments. For purposes of calculating the consolidated fixed charge coverage ratio, the calculation of consolidated EBITDA as defined in the ABL Facility is a trailing 12-month calculation that begins with the Company’s consolidated net income, with certain adjustments for interest, taxes, depreciation and amortization, net income attributable to noncontrolling interests, stock compensation expense, restructuring costs, and the financial impact of other non-cash or non-recurring items recorded during any such 12-month period. The consolidated fixed charge coverage ratio is a required covenant only in periods where the total borrowings outstanding under the ABL Facility reduce the amount available in the facility to less than the greater of (i) $95 million or (ii) 10% of the calculated borrowing base. As a result, in the event the Company has less than $95 million available under the ABL Facility, the Company would need to comply with the consolidated fixed charge coverage ratio. At September 30, 2022, the Company is not subject to the consolidated fixed charge coverage ratio as such triggering event had not occurred during the twelve months ended September 30, 2022.

The Company paid interest of $204 million and $268 million on borrowings during the three months ended September 30, 2022 and 2021, respectively, and $614 million and $572 million on borrowings during the nine months ended September 30, 2022 and 2021, respectively.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

7.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments has been estimated by the Company using available market information as of September 30, 2022 and December 31, 2021, and valuation methodologies considered appropriate. The estimates presented in the table below are not necessarily indicative of amounts the Company could realize in a current market exchange (in millions):

	September 30, 2022		December 31, 2021
	Carrying	Estimated Fair	Carrying	Estimated Fair
	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	$300	$300	$507	$507
Investments in equity securities	104	104	144	144
Available-for-sale debt securities	172	172	178	178
Trading securities	12	12	13	13
Liabilities:
6⅝% Senior Secured Notes due 2025	—	—	1,434	1,517
8% Senior Secured Notes due 2026	2,082	1,827	2,078	2,210
8% Senior Secured Notes due 2027	693	556	692	758
5⅝% Senior Secured Notes due 2027	1,829	1,469	1,819	2,011
6⅞% Senior Notes due 2028	749	359	759	758
6% Senior Secured Notes due 2029	864	661	860	966
5¼% Senior Secured Notes due 2030	1,446	1,067	—	—
4¾% Senior Secured Notes due 2031	1,053	710	1,090	1,108
6⅞% Junior-Priority Secured Notes due 2029	1,536	828	1,625	1,823
6⅛% Junior-Priority Secured Notes due 2030	1,255	642	1,352	1,431
ABL Facility and other debt	31	31	32	32

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

In instances where the determination of the fair value hierarchy measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment of factors specific to the asset or liability. Transfers between levels within the fair value hierarchy are recognized by the Company on the date of the change in circumstances that requires such transfer. There were no transfers between levels during the nine-month periods ended September 30, 2022 or 2021.

The following table sets forth, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 (in millions):

	September 30, 2022	Level 1	Level 2	Level 3
Investments in equity securities	$104	$104	$—	$—
Available-for-sale debt securities	172	—	172	—
Trading securities	12	—	12	—
Total assets	$288	$104	$184	$—

	December 31, 2021	Level 1	Level 2	Level 3
Investments in equity securities	$144	$144	$—	$—
Available-for-sale debt securities	178	—	178	—
Trading securities	13	—	13	—
Total assets	$335	$144	$191	$—

Investments in Equity Securities, Available-for-Sale Debt Securities and Trading Securities

Investments in equity securities classified as Level 1 are measured using quoted market prices. Level 2 available-for-sale debt securities and trading securities primarily consist of bonds and notes issued by the United States government and its agencies and domestic and foreign corporations. The estimated fair values of these securities are determined using various valuation techniques, including a multi-dimensional relational model that incorporates standard observable inputs and assumptions such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids/offers and other pertinent reference data.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

9.  LEASES

The Company utilizes operating and finance leases for the use of certain hospitals, medical office buildings, and medical equipment. The components of lease cost and rent expense for the three and nine months ended September 30, 2022 and 2021 are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Lease Cost	2022	2021	2022	2021
Operating lease cost:
Operating lease cost	$53	$49	$157	$147
Short-term rent expense	21	22	66	70
Variable lease cost	7	5	16	17
Sublease income	(1)	(1)	(3)	(3)
Total operating lease cost	$80	$75	$236	$231
Finance lease cost:
Amortization of right-of-use assets	$3	$2	$10	$6
Interest on finance lease liabilities	4	2	12	5
Total finance lease cost	$7	$4	$22	$11

Supplemental balance sheet information related to leases is as follows (in millions):

	Balance Sheet Classification	September 30, 2022	December 31, 2021
Operating Leases:
Operating lease right-of-use assets	Other assets, net	$701	$668

Finance Leases:
Finance lease right-of-use assets	Property and equipment
	Land and improvements	$8	$8
	Buildings and improvements	324	289
	Equipment and fixtures	12	17
	Property and equipment	344	314
	Less accumulated depreciation and amortization	(63)	(54)
	Property and equipment, net	$281	$260

Current finance lease liabilities	Current maturities of long-term debt	$2	$8
Long-term finance lease liabilities	Long-term debt	267	233

Supplemental cash flow information related to leases for the nine months ended September 30, 2022 and 2021 is as follows (in millions):

	Nine Months Ended September 30,
Cash flow information	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (1)	$152	$149
Operating cash flows from finance leases	12	5
Financing cash flows from finance leases	9	4
Right-of-use assets obtained in exchange for new finance lease liabilities	42	46
Right-of-use assets obtained in exchange for new operating lease liabilities	105	118

_______________________________

(1)Included in the change in other operating assets and liabilities in the condensed consolidated statements of cash flows.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

10.  STOCKHOLDERS’ DEFICIT

Authorized capital shares of the Company include 400,000,000 shares of capital stock consisting of 300,000,000 shares of common stock and 100,000,000 shares of preferred stock. Each of the aforementioned classes of capital stock has a par value of $0.01 per share. Shares of preferred stock, none of which were outstanding as of September 30, 2022, may be issued in one or more series having such rights, preferences and other provisions as determined by the Board of Directors without approval by the holders of common stock.

The Company is a holding company which operates through its subsidiaries. The ABL Facility and the indentures governing each series of the Company’s outstanding notes contain various covenants under which the assets of the subsidiaries of the Company are subject to certain restrictions relating to, among other matters, dividends and distributions, as referenced in the paragraph below.

The ABL Facility and the indentures governing each series of the Company’s outstanding notes restrict the Company’s subsidiaries from, among other matters, paying dividends and making distributions to the Company, which thereby limits the Company’s ability to pay dividends and/or repurchase stock. As of September 30, 2022, under the most restrictive test in these agreements (and subject to certain exceptions), the Company has approximately $300 million of capacity to pay permitted dividends and/or repurchase shares of stock or make other restricted payments.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

The following schedule presents the reconciliation of the carrying amount of total equity, equity attributable to the Company’s stockholders, and equity attributable to noncontrolling interests as of September 30, 2022, and during each of the three-month periods following December 31, 2021 (in millions):

		Community Health Systems, Inc. Stockholders
	Redeemable Noncontrolling Interest	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss (Income) (1)	Accumulated Deficit	Noncontrolling Interest	Total Stockholders’ Deficit (1)
Balance, December 31, 2021	$480	$1	$2,118	$(14)	$(3,477)	$82	$(1,290)
Comprehensive income (loss)	16	—	—	(8)	(1)	15	6
Distributions to noncontrolling interests	(12)	—	—	—	—	(17)	(17)
Purchases of subsidiary shares from noncontrolling interests	1	—	(1)	—	—	—	(1)
Contributions from noncontrolling interests	1	—	—	—	—	—	—
Adjustment to redemption value of redeemable noncontrolling interests	7	—	(7)	—	—	—	(7)
Cancellation of restricted stock for tax withholdings on vested shares	—	—	(8)	—	—	—	(8)
Share-based compensation	—	—	5	—	—	—	5
Balance, March 31, 2022	493	1	2,107	(22)	(3,478)	80	(1,312)
Comprehensive income (loss)	21	—	—	(6)	(326)	7	(324)
Distributions to noncontrolling interests	(39)	—	—	—	—	(5)	(5)
Noncontrolling interest in acquired entity	3	—	—	—	—	2	2
Adjustment to redemption value of redeemable noncontrolling interests	20	—	(20)	—	—	—	(20)
Share-based compensation	—	—	3	—	—	—	3
Balance, June 30, 2022	498	1	2,090	(27)	(3,804)	84	(1,656)
Comprehensive income (loss)	30	—	—	(6)	(41)	12	(35)
Contributions from noncontrolling interests	1	—	—	—	—	8	8
Distributions to noncontrolling interests	(20)	—	—	—	—	(12)	(12)
Purchase of subsidiary shares from noncontrolling interests	(1)	—	(1)	—	—	—	(1)
Adjustment to redemption value of redeemable noncontrolling interests	4	—	(4)	—	—	—	(4)
Noncontrolling interest in acquired entity	4	—	—	—	—	—	—
Share-based compensation	—	—	6	—	—	—	6
Balance, September 30, 2022	$516	$1	$2,091	$(33)	$(3,845)	$92	$(1,694)

___________________________________

(1) Totals may not add due to rounding.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

The following schedule presents the reconciliation of the carrying amount of total equity, equity attributable to the Company’s stockholders, and equity attributable to the noncontrolling interests as of September 30, 2021, and during each of the three-month periods following December 31, 2020 (in millions):

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

The following schedule discloses the effects of changes in the Company’s ownership interest in its less-than-wholly-owned subsidiaries on Community Health Systems, Inc. stockholders’ deficit (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net (loss) income attributable to Community Health Systems, Inc. stockholders	$(42)	$111	$(369)	$52
Transfers to the noncontrolling interests:
Net (decrease) increase in Community Health Systems, Inc. paid-in-capital for purchase of subsidiary partnership interests	(1)	9	(2)	9
Net transfers to the noncontrolling interests	(1)	9	(2)	9
Change to Community Health Systems, Inc. stockholders' deficit from net (loss) income attributable to Community Health Systems, Inc. stockholders and transfers to noncontrolling interests	$(43)	$120	$(371)	$61

11.  EARNINGS PER SHARE

The following table sets forth the components of the denominator for the computation of basic and diluted earnings per share for net (loss) income attributable to Community Health Systems, Inc. stockholders:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Weighted-average number of shares outstanding — basic	129,141,673	127,077,786	128,689,999	126,638,291
Effect of dilutive securities:
Restricted stock awards	—	2,652,676	—	2,249,117
Employee stock options	—	795,471	—	698,941
Other equity-based awards	—	359,206	—	299,602
Weighted-average number of shares outstanding — diluted	129,141,673	130,885,139	128,689,999	129,885,951

 The Company generated a loss attributable to Community Health Systems, Inc. stockholders for the three and nine months ended September 30, 2022, so the effect of dilutive securities is not considered because their effect would be antidilutive. If the Company had generated income during the three and nine months ended September 30, 2022, the effect of restricted stock awards, employee stock options, and other equity-based awards on the diluted shares calculation would have been an increase of 565,641 shares and 1,305,604 shares, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Dilutive securities outstanding not included in the computation of earnings per share because their effect is antidilutive:
Employee stock options and restricted stock awards	5,764,161	748,002	3,826,769	784,752

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

Probable Contingencies

The table below presents a reconciliation of the beginning and ending liability balances (in millions) during the nine months ended September 30, 2022, with respect to the Company’s determination of the contingencies of the Company in respect of which an accrual has been recorded. The liability as of September 30, 2022 is comprised of individually insignificant amounts for various matters.

Summary of Recorded Amounts

Probable
Contingencies
Balance as of December 31, 2021	$20
Expense	9
Cash payments	(12)
Balance as of September 30, 2022	$17

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

Effective October 1, 2022, Healthtrust Purchasing Group, L.P. (“HPG”), a group purchasing organization in which the Company is a noncontrolling partner, completed the sale of a majority interest in CoreTrust Holdings, LLC (“CoreTrust”) to a third party. Proceeds for the sale of interest in CoreTrust were distributed to members of HPG at a preliminary closing on September 30, 2022 and the Company received approximately $121 million in connection with such distribution. Completion of the transaction represents a nonrecognized subsequent event and therefore, proceeds received by the Company are recorded in accrued liabilities – other in the condensed consolidated balance sheets as of September 30, 2022. The Company expects to recognize the majority of the proceeds into income during the three months ending December 31, 2022.

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

Executive Overview

We are one of the nation’s largest healthcare companies. Our affiliates are leading providers of healthcare services, developing and operating healthcare delivery systems in 47 distinct markets across 16 states. As of September 30, 2022, and after taking into account the two hospital closures and one completed hospital divestiture discussed in Note 3 of the Notes to the Condensed Consolidated Financial Statements included under Part I, Item 1 of this Form 10-Q, our subsidiaries own or lease 81 affiliated hospitals, with approximately 13,000 beds, and operate more than 1,000 sites of care, including physician practices, urgent care centers, freestanding emergency departments, occupational medicine clinics, imaging centers, cancer centers and ambulatory surgery centers. We generate revenues by providing a broad range of general and specialized hospital healthcare services and outpatient services to patients in the communities in which we are located. We are paid for our services by governmental agencies, private insurers and directly by the patients we serve.

Recent Developments and COVID-19 Pandemic

Economic conditions in the United States continue to be challenging in various respects, and the United States economy continues to experience significant inflationary pressures, an extremely competitive labor market, and disruptions to supply networks. Taking into account these factors, we have incurred, and may continue to incur, increased expenses arising from factors such as wage inflation for permanent employees and increased rates for and utilization of temporary contract labor (including contract nursing personnel), and have also experienced unfavorable changes in payor mix, declines in patient volumes and lower acuity of inpatient admissions and surgeries. These factors had an unfavorable impact on our financial results during the three and nine months ended September 30, 2022, and may have an unfavorable impact on our financial results in future periods which could be material. While we have implemented cost containment and other measures to try to counteract these developments, we may continue to be unable to fully offset the impact of these factors on the operation of our business. In addition, during the three months ended September 30, 2022, our financial results were adversely impacted by Hurricane Ian, which negatively impacted certain of our hospitals and other healthcare facilities located in Florida.

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

Acquisition, Divestiture and Closure Activity

During the nine months ended September 30, 2022, we paid approximately $9 million to acquire the operating assets and related businesses of certain physician practices, clinics, ambulatory surgery centers and other ancillary businesses that operate within the communities served by our hospitals. We allocated the purchase price to property and equipment, working capital, noncontrolling interests and goodwill.

During the nine months ended September 30, 2022, we completed the divestiture of one hospital. This hospital represented annual net operating revenues in 2021 of approximately $18 million, and we received total net proceeds of approximately $1 million in connection with this disposition.

During 2021, we completed the divestiture of five hospitals, including three divestitures that closed effective January 1, 2021 (for these hospitals we received net proceeds at a preliminary closing on December 31, 2020). These five hospitals represented annual net operating revenues in 2020 of approximately $275 million and, including the net proceeds for the three hospital divestitures that preliminarily closed on December 31, 2020, we received total net proceeds of approximately $28 million in connection with their disposition.

The following table provides a summary of hospitals that we divested during the nine months ended September 30, 2022 and the year ended December 31, 2021:

Hospital	Buyer	City, State	Licensed Beds	Effective Date
2022 Divestiture:
AllianceHealth Seminole	SSM Health Care of Oklahoma	Seminole, OK	32	July 1, 2022

2021 Divestitures:
Lea Regional Medical Center	Covenant Health System	Hobbs, NM	84	January 1, 2021
Tennova Healthcare - Tullahoma	Vanderbilt University Medical Center	Tullahoma, TN	135	January 1, 2021
Tennova Healthcare - Shelbyville	Vanderbilt University Medical Center	Shelbyville, TN	60	January 1, 2021
Northwest Mississippi Medical Center	Delta Health System	Clarksdale, MS	181	February 1, 2021
AllianceHealth Midwest	SSM Health Care of Oklahoma	Midwest City, OK	255	April 1, 2021

We may give consideration to divesting certain of our hospitals and non-hospital businesses. Generally, these hospitals and non-hospital businesses are not in one of our strategically beneficial service areas, are less complementary to our business strategy and/or have lower operating margins. In addition, we continue to receive interest from potential acquirers for certain of our hospitals and non-hospital businesses. As such, we may sell additional hospitals and/or non-hospital businesses if we consider any such disposition to be in our best interests. We expect proceeds from any such divestitures to be used for general corporate purposes (including potential debt repayments and/or debt repurchases) and capital expenditures.

During the three months ended September 30, 2022, we completed the closure of Shorepoint Health Venice hospital (312 licensed beds) in Venice, Florida. We recorded an impairment charge of approximately $25 million during the three months ended September 30, 2022, to adjust the fair value of the long-lived assets of this hospital, including property and equipment and capitalized software costs, based on their estimated fair value and future utilization.

During the three months ended September 30, 2022, the provision of inpatient services and substantially all outpatient services ceased at First Hospital Wyoming Valley (psychiatric hospital) (149 licensed beds) in Wilkes-Barre, Pennsylvania, resulting in the closure of this facility being substantially complete as of September 30, 2022. We expect to complete the closure of First Hospital Wyoming Valley during the three months ending December 31, 2022. We recorded an impairment charge of approximately $18 million during the three months ended September 30, 2022, to adjust the fair value of the long-lived assets of this hospital, including property and equipment and capitalized software costs, based on their estimated fair value and future utilization.

On September 14, 2022, we entered into a definitive agreement for the sale of substantially all of the assets of Greenbrier Valley Medical Center (122 licensed beds) in Ronceverte, West Virginia, to Vandalia Health, Inc. This hospital is classified as held for sale as of September 30, 2022.

Overview of Operating Results

Net operating revenues decreased from $3.1 billion for the three months ended September 30, 2021 to $3.0 billion for the three months ended September 30, 2022. On a same-store basis, net operating revenues for the three months ended September 30, 2022 decreased $69 million.

We had net income of less than $1 million during the three months ended September 30, 2022, compared to $144 million for the same period in 2021. Net income for the three months ended September 30, 2022 included the following:

•   an after-tax charge of $4 million for expense related to government and other legal matters and related costs,

•   an after-tax benefit of $68 million for gain from early extinguishment of debt,

•   an after-tax charge of $37 million for the impairment of long-lived assets of divested or closed businesses based on their estimated fair values, and

•   an after-tax charge of $1 million for restructuring charges related to the closure of businesses as well as service line closures and consolidations at certain hospitals.

Additionally, during the three months ended September 30, 2022, certain of our hospitals and other healthcare facilities in Florida were impacted by Hurricane Ian with disruption of services and remediation efforts that resulted in an estimated loss of net operating revenues, which together with incremental expenses directly related to hurricane response efforts totaled approximately $10 million in the aggregate on a pre-tax basis. This estimated impact is prior to any insurance recoveries which we may receive and which, due to the requirement to account for such amounts as gain contingencies, would not be recognized until future periods. Due to the timing of this event, it is expected that the above estimate would be updated in the fourth quarter to account for the impact of additional lost revenues and incremental expenses for continued clean-up and remediation efforts.

Net income for the three months ended September 30, 2021 included the following:

•    an after-tax charge of $1 million for the impairment of long-lived assets of divested businesses based on their estimated fair values, and

•    an after-tax benefit of $21 million for the gain on the sale of unconsolidated equity interests in Macon Healthcare, LLC.

Consolidated inpatient admissions for the three months ended September 30, 2022, decreased 3.7%, compared to the same period in 2021. Consolidated adjusted admissions for the three months ended September 30, 2022, increased 3.8%, compared to the same period in 2021. Same-store inpatient admissions for the three months ended September 30, 2022, decreased 2.2%, compared to the same period in 2021, and same-store adjusted admissions for the three months ended September 30, 2022, increased 5.2%, compared to the same period in 2021.

Net operating revenues remained consistent at $9.1 billion for the nine months ended September 30, 2022 and 2021. On a same-store basis, net operating revenues for the nine months ended September 30, 2022 increased $13 million.

We had net loss of $(267) million during the nine months ended September 30, 2022, compared to net income of $146 million for the same period in 2021. Net loss for the nine months ended September 30, 2022 included the following:

•	an after-tax charge of $4 million for expense related to government and other legal matters and related costs,
•	an after-tax benefit of $54 million for gain from early extinguishment of debt,
•	an after-tax charge of $42 million for the impairment of long-lived assets of divested and closed businesses based on their estimated fair values, and
•	an after-tax charge of $1 million for restructuring charges related to the closure of businesses as well as service line closures and consolidations at certain hospitals.

Net income for the nine months ended September 30, 2021 included the following:

•	an after-tax charge of $116 million for loss from early extinguishment of debt,
•	an after-tax charge of $19 million for the impairment of long-lived assets of divested businesses based on their estimated fair values, net of gains recognized upon the sale of certain businesses, and
•	an after-tax benefit of $21 million for gain on sale of unconsolidated equity interests in Macon Healthcare, LLC.

Consolidated inpatient admissions for the nine months ended September 30, 2022, decreased 2.9%, compared to the same period in 2021. Consolidated adjusted admissions for the nine months ended September 30, 2022, increased 1.8%, compared to the same period in 2021. Same-store inpatient admissions for the nine months ended September 30, 2022, decreased 1.3%, compared to the same period in 2021, and same-store adjusted admissions for the nine months ended September 30, 2022, increased 3.1%, compared to the same period in 2021.

Self-pay revenues represented approximately 0.2% and 1.3% of net operating revenues for the three months ended September 30, 2022 and 2021, respectively, and 0.6% and 0.9% for the nine months ended September 30, 2022 and 2021, respectively. The amount of foregone revenue related to providing charity care services as a percentage of net operating revenues was approximately 9.4% and 6.9% for the three months ended September 30, 2022 and 2021, respectively, and 11.7% and 7.2% for the nine months ended September 30, 2022 and 2021, respectively. Direct and indirect costs incurred in providing charity care services as a percentage of net operating revenues was approximately 1.1% and 0.8% for the three months ended September 30, 2022 and 2021, respectively, and 1.3% and 0.8% for the nine months ended September 30, 2022 and 2021, respectively.

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

Of critical importance to us is the potential impact of any changes specific to the Medicaid program, including the funding and expansion provisions of the Affordable Care Act and subsequent legislation or agency initiatives. Historically, the states with the greatest reductions in the number of uninsured adult residents have expanded Medicaid. A number of states have opted out of the Medicaid coverage expansion provisions, but could ultimately decide to expand their programs at a later date. Of the 16 states in which we operated hospitals as of September 30, 2022, nine states have taken action to expand their Medicaid programs. At this time, the other seven states have not, including Florida, Alabama, Tennessee, Mississippi and Texas, where we operated a significant number of hospitals as of September 30, 2022. In addition, some states use, or have applied to use, waivers granted by CMS to implement expansion, impose different eligibility or enrollment conditions, or otherwise implement programs that vary from federal standards.

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

In response to the COVID-19 pandemic, federal and state governments have passed legislation, promulgated regulations, and taken other administrative actions intended to assist healthcare providers in providing care to COVID-19 and other patients during the public health emergency and to provide financial relief. These measures include temporary relief from Medicare conditions of participation requirements for healthcare providers, temporary relaxation of licensure requirements for healthcare professionals, temporary relaxation of privacy restrictions for telehealth remote communications, promoting use of telehealth by temporarily expanding the scope of services for which Medicare reimbursement is available, and limited waivers of fraud and abuse laws for activities related to COVID-19 during the public health emergency period. As the United States has experienced a moderation of infection and related hospitalization rates in comparison to earlier periods, federal and state governments have shifted to reducing or terminating certain temporary measures that were implemented earlier in the COVID-19 public health emergency.

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

In addition, the CARES Act expanded the Medicare Accelerated and Advance Payment Program to increase cash flow to providers impacted by the COVID-19 pandemic. Inpatient acute care hospitals were able to request accelerated payment of up to 100% of their Medicare payment amount for a six-month period. The Medicare Accelerated and Advanced Payment Program payments are advances that providers must repay. Providers that received accelerated payments during the COVID-19 pandemic were required to repay the accelerated payments beginning one year after the payment was issued. After such one-year period, Medicare payments owed to providers began to be recouped according to the repayment terms.

The CARES Act and related legislation include other provisions offering financial relief, for example suspending the Medicare sequestration payment adjustment from May 1, 2020 through December 31, 2021, which would have otherwise reduced payments to Medicare providers by 2% as required by the Budget Control Act of 2011 (but also extending sequestration through 2030). Congress further delayed these sequestration cuts through March 31, 2022, and reduced the sequestration adjustment to 1% from April 1, 2022 through June 30, 2022, but increased the reductions set for 2030. The CARES Act and related legislation also delay scheduled reductions to Medicaid DSH payments, provide a 20% add-on to the inpatient prospective payment system diagnosis-related group, or PPS DRG, rate for COVID-19 patients for the duration of the public health emergency, permitted the deferral of payment of the employer portion of social security taxes between March 27, 2020 and December 31, 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022, and provided claims reimbursement to healthcare providers for the provision of COVID-19 testing, treatment, and vaccine administration to uninsured individuals by way of the Health Resources & Services Administration, or HRSA, COVID-19 Uninsured Program. However, in addition to providing funding for healthcare providers, the ARPA increased the federal budget deficit in a manner that triggers an additional statutorily mandated sequestration under the Pay-As-You-Go Act of 2010. As a result, an additional Medicare spending reduction of up to 4% was required to take effect in January 2022. However, Congress has delayed implementation of this payment reduction until 2023.

Through September 30, 2022, net of amounts that have been repaid to the respective federal, state, and local agencies, we received approximately $923 million in pandemic relief fund payments through various federal, state and local programs on a cumulative basis since their enactment. Of the net amount received to-date, we received (returned) pandemic relief fund payments through various federal, state and local programs of approximately $108 million and $(4) million during the three months ended September 30, 2022 and 2021, respectively, and approximately $160 million and $4 million for the nine months ended September 30, 2022 and 2021, respectively. The remainder of such amounts was received during the year ended December 31, 2020. Payments recognized to-date have not impacted net operating revenues, and had a positive impact on net (loss) income attributable to Community Health Systems, Inc. stockholders during the three months ended September 30, 2022 and 2021, in the amount of $84 million and $14 million, respectively, and $125 million and $77 million during the nine months ended September 30, 2022 and 2021, respectively. Amounts received through various federal, state or local programs that have not yet been recognized or otherwise have not been refunded to HHS or the various state and local agencies are included within accrued liabilities-other in the condensed consolidated balance sheets, and such unrecognized amounts may be returned to HHS or the respective state or local agency, as applicable, or may be recognized in future periods if the underlying conditions for recognition are reasonably assured of being met. We have satisfied all current reporting requirements for pandemic relief funds received to-date, as applicable.

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

There is still uncertainty regarding the magnitude and timing of any future payments or benefits that we may receive or realize under the CARES Act and other stimulus legislation passed in response to the COVID-19 pandemic. However, we do not expect to receive or recognize any significant level of payments or benefits under the CARES Act and other existing legislation in future periods beginning with the fourth quarter of 2022. In addition, the public health emergency continues to evolve. Some of the measures allowing for flexibility in delivery of care and various financial supports for healthcare providers are available only until funds expire or for the duration of the public health emergency, and it is unclear whether or for how long the public health emergency declaration will be extended. The current declaration expires January 11, 2023. The HHS Secretary may choose to renew the declaration for successive 90-day periods for as long as the emergency continues to exist and may terminate the declaration whenever he determines that the public health emergency no longer exists, but has indicated that HHS will provide states with 60 days’ notice prior to termination of the declaration. We are unable to predict whether any additional stimulus measures will be enacted or their impact on us. For example, the HRSA COVID-19 Uninsured Program has stopped accepting claims for reimbursement for testing, treatment, and vaccinations, and we are unable to predict whether this program will receive additional funding. In addition, there can be no assurance that the terms of provider relief funding or other programs will not change or be interpreted in ways that affect our funding or eligibility to participate or our ability to comply with applicable requirements and retain amounts received. We continue to assess the potential impact of the CARES Act and other enacted stimulus legislation, the potential impact of future stimulus measures, if any, and the impact of other laws, regulations, and guidance related to COVID-19 on our business, results of operations, financial condition and cash flows.

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

In June 2022, the U.S. Supreme Court ruled in American Hospital Association v. Becerra, a case on the 340B Drug Pricing Program that could impact Medicare reimbursement to us, both in respect of past periods and future periods. The 340B program allows certain non-profit healthcare organizations that care for many uninsured and low-income patients to purchase outpatient drugs from pharmaceutical manufacturers at discounted rates. Our hospitals do not participate in the 340B program. In 2018, HHS implemented a payment policy that reduced Medicare payments to 340B hospitals for most drugs obtained at 340B-discounted rates. These payment cuts resulted in increased payments for non-340B hospitals, including our facilities. In Becerra, the U.S. Supreme Court determined that HHS unlawfully reduced reimbursement rates for 340B hospitals. The remedy for past payment years has not yet been determined. However, if it is determined that budget neutrality applies to the remedy, companies or entities that operate non-340B hospitals such as us may be required to repay previously received payments, which could have a material adverse impact on our financial results in any future reporting period in which such future repayments are recognized or paid. In addition, depending on future Medicare payment policies, companies or entities that operate non-340B hospitals such as us could receive decreased reimbursement going forward for outpatient drugs, which would adversely impact our results on a prospective basis.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Medicare	21.3%	21.0%	21.3%	21.7%
Medicaid	14.9	13.2	15.0	13.4
Managed Care and other third-party payors	63.6	64.5	63.1	64.0
Self-pay	0.2	1.3	0.6	0.9
Total	100.0%	100.0%	100.0%	100.0%

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

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-based reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for the treatment of patients covered by Medicare, Medicaid and non-governmental payors are generally less than our standard billing rates. We account for the differences between the estimated program reimbursement rates and our standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues and net (loss) income by an insignificant amount in each of the three and nine-month periods ended September 30, 2022 and 2021.

The payment rates under the Medicare program for hospital inpatient and outpatient acute care services are based on prospective payment systems, which depend upon a patient’s diagnosis or the clinical complexity of services provided to a patient, among other factors. These rates are indexed for inflation annually, although increases have historically been less than actual inflation. On August 10, 2022, CMS published the final rule to increase this index by 4.1% for hospital inpatient acute care services that are reimbursed under the prospective payment system for federal fiscal year 2023 (which began October 1, 2022). Together with other changes to payment policies, payment rates for hospital inpatient acute care services are expected to increase approximately 4.3%. Hospitals that do not submit required patient quality data are subject to a reduction in payments. We are complying with this data submission requirement. Payments may also be affected by various other adjustments, including those that depend on patient-specific or hospital specific factors. For example, the “two midnight rule” establishes admission and medical review criteria for inpatient services limiting when services to Medicare beneficiaries are payable as inpatient hospital services. Reductions in the rate of increase or overall reductions in Medicare reimbursement may cause a decline in the growth of our net operating revenues.

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

The following tables summarize, for the periods indicated, selected operating data.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating results, as a percentage of net operating revenues:
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses (a)	(87.2)	(84.7)	(88.5)	(84.5)
Depreciation and amortization	(4.5)	(4.4)	(4.4)	(4.5)
Impairment and (gain) loss on sale of businesses, net	(1.6)	—	(0.6)	(0.3)
Income from operations	6.7	10.9	6.5	10.7
Interest expense, net	(7.2)	(6.9)	(7.1)	(7.3)
Gain (loss) from early extinguishment of debt	2.6	—	0.8	(0.9)
Gain on sale of equity interests in Macon Healthcare, LLC	—	0.8	—	0.3
Equity in earnings of unconsolidated affiliates	0.2	0.1	0.1	0.2
Income before income taxes	2.3	4.9	0.3	3.0
Provision for income taxes	(2.3)	(0.3)	(3.2)	(1.4)
Net income (loss)	—	4.6	(2.9)	1.6
Less: Net income attributable to noncontrolling interests	(1.4)	(1.0)	(1.2)	(1.0)
Net (loss) income attributable to Community Health Systems, Inc. stockholders	(1.4)%	3.6%	(4.1)%	0.6%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Percentage (decrease) increase from prior year:
Net operating revenues	(2.9)%	(0.4)%	(0.7)%	5.4%
Admissions (b)	(3.7)	(5.5)	(2.9)	(5.5)
Adjusted admissions (c)	3.8	(3.4)	1.8	(2.4)
Average length of stay (d)	(9.8)	8.5	(2.0)	6.5
Net (loss) income attributable to Community Health Systems, Inc. stockholders	(137.8)	(0.9)	(809.6)	(74.0)
Same-store percentage (decrease) increase from prior year (e):
Net operating revenues	(2.3)%	7.1%	0.1%	14.8%
Admissions (b)	(2.2)	2.8	(1.3)	4.3
Adjusted admissions (c)	5.2	4.7	3.1	7.3

(a)

Operating expenses include salaries and benefits, supplies, other operating expenses, and lease cost and rent, net of the reduction in operating expenses through September 30, 2022 and 2021, resulting from the recognition of pandemic relief funds.

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

Items (b) through (e) are metrics used to manage our performance. These metrics provide useful insight to investors about the volume and acuity of services we provide, which aid in evaluating our financial results.

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Net operating revenues decreased to $3.0 billion for the three months ended September 30, 2022, compared to $3.1 billion for the same period in 2021. Net operating revenues on a same-store basis from hospitals that were operated throughout both periods decreased $69 million, or 2.3%, during the three months ended September 30, 2022, compared to the same period in 2021. On a period-over-period basis, the decrease in net operating revenues was primarily attributable to fewer inpatient admissions, due in part to Hurricane Ian, lower acuity of inpatient admissions and surgeries and unfavorable changes in payor mix. Non-same-store net operating revenues decreased $21 million during the three months ended September 30, 2022, compared to the same period in 2021. On a consolidated basis, inpatient admissions decreased by 3.7% and adjusted admissions increased by 3.8% during the three months ended September 30, 2022, compared to the same period in 2021. On a same-store basis, net operating revenues per adjusted admission decreased 7.1%, while inpatient admissions decreased by 2.2% and adjusted admissions increased by 5.2% for the three months ended September 30, 2022, compared to the same period in 2021.

Operating costs and expenses, as a percentage of net operating revenues, increased from 89.1% during the three months ended September 30, 2021 to 93.3% during the three months ended September 30, 2022. Operating costs and expenses, excluding depreciation and amortization and impairment and (gain) loss on sale of businesses, as a percentage of net operating revenues, increased from 84.7% for the three months ended September 30, 2021 to 87.2% for the three months ended September 30, 2022. Salaries and benefits, as a percentage of net operating revenues, increased from 42.9% for the three months ended September 30, 2021 to 44.7% for the three months ended September 30, 2022, primarily due to wage increases driven by inflation and current competitive labor market conditions. Supplies, as a percentage of net operating revenues, decreased from 17.0% for the three months ended September 30, 2021 to 16.3% for the three months ended September 30, 2022. Other operating expenses, as a percentage of net operating revenues, increased from 23.0% for the three months ended September 30, 2021 to 27.4% for the three months ended September 30, 2022, primarily due to higher costs for contract labor. Lease cost and rent, as a percentage of net operating revenues, increased from 2.4% for the three months ended September 30, 2021 to 2.6% for the three months ended September 30, 2022. Pandemic relief funds, as a percentage of net operating revenues, were (3.8)% for the three months ended September 30, 2022, compared to (0.6)% for the same period in 2021.

Depreciation and amortization, as a percentage of net operating revenues, increased to 4.5% for the three months ended September 30, 2022 from 4.4% for the three months ended September 30, 2021.

Impairment and (gain) loss on sale of businesses, net was $47 million for the three months ended September 30, 2022, compared to $1 million for the same period in 2021. The expense in both periods related primarily to divestitures and closures during each respective period as discussed more specifically under “Acquisition, Divestiture and Closure Activity” herein.

Interest expense, net, increased by $1 million to $217 million for the three months ended September 30, 2022, compared to $216 million for the same period in 2021.

Gain from early extinguishment of debt of $78 million was recognized during the three months ended September 30, 2022 as a result of open market repurchases of certain of our outstanding notes completed during the three months ended September 30, 2022. There was no (gain) loss from early extinguishment of debt for the same period in 2021.

There was no pre-tax gain recognized on the sale of unconsolidated equity interests during the three months ended September 30, 2022. A pre-tax gain of $26 million was recognized during the three months ended September 30, 2021 on the sale of unconsolidated equity interests in Macon Healthcare, LLC, a joint venture with certain subsidiaries of HCA representing two hospitals in Macon, Georgia, in which we owned a 38% interest.

Equity in earnings of unconsolidated affiliates, as a percentage of net operating revenues, increased to (0.2)% for the three months ended September 30, 2022 from (0.1)% for the three months ended September 30, 2021.

The net results of the above-mentioned changes resulted in income before income taxes decreasing $84 million to income of $70 million for the three months ended September 30, 2022 from income of $154 million for the three months ended September 30, 2021.

Our provision for income taxes for the three months ended September 30, 2022 and 2021 was $70 million and $10 million, respectively, and the effective tax rates were 100.0% and 6.5% for the three months ended September 30, 2022 and 2021, respectively. The increase in the provision for income taxes for the three months ended September 30, 2022, compared to the same period in 2021 was primarily due to an increase in non-deductible interest for 2022 compared to 2021, compounded by an adverse change in the IRC Section 163(j) limit for deductible interest expense beginning in 2022. The difference in our effective tax rate for the three months ended September 30, 2022, compared to the same period in 2021 was due to the aforementioned increase in the provision for income taxes and the decline in income before taxes.

Net income, as a percentage of net operating revenues, was 0.0% for the three months ended September 30, 2022, compared to 4.6% for the same period in 2021.

Net income attributable to noncontrolling interests as a percentage of net operating revenues increased to 1.4% for the three months ended September 30, 2022, compared to 1.0% for the same period in 2021.

Net (loss) income attributable to Community Health Systems, Inc. stockholders was $(42) million for the three months ended September 30, 2022, compared to $111 million for the same period in 2021.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Net operating revenues remained consistent at $9.1 billion for the nine months ended September 30, 2022 and 2021. Net operating revenues on a same-store basis from hospitals that were operated throughout both periods increased $13 million, or 0.1%, during the nine months ended September 30, 2022, compared to the same period in 2021. On a period-over-period basis, there was a decline in net operating revenues from fewer inpatient admissions which was not fully offset by the increase in outpatient visits and surgeries. Also, lower acuity of services was partially offset by improved reimbursement rates. Non-same-store net operating revenues decreased $80 million during the nine months ended September 30, 2022, compared to the same period in 2021. On a consolidated basis, inpatient admissions decreased by 2.9% and adjusted admissions increased by 1.8% during the nine months ended September 30, 2022, compared to the same period in 2021. On a same-store basis, net operating revenues per adjusted admission decreased 2.9%, while inpatient admissions decreased by 1.3% and adjusted admissions increased by 3.1% for the nine months ended September 30, 2022, compared to the same period in 2021.

Operating costs and expenses, as a percentage of net operating revenues, increased from 89.3% during the nine months ended September 30, 2021 to 93.5% during the nine months ended September 30, 2022. Operating costs and expenses, excluding depreciation and amortization and impairment and (gain) loss on sale of businesses, as a percentage of net operating revenues, increased from 84.5% for the nine months ended September 30, 2021 to 88.5% for the nine months ended September 30, 2022. Salaries and benefits, as a percentage of net operating revenues, increased from 42.7% for the nine months ended September 30, 2021 to 43.8% for the nine months ended September 30, 2022, primarily due to wage increases driven by inflation and current competitive labor market conditions. Supplies, as a percentage of net operating revenues, decreased from 16.7% for the nine months ended September 30, 2021 to 16.3% for the nine months ended September 30, 2022. Other operating expenses, as a percentage of net operating revenues, increased from 23.7% for the nine months ended September 30, 2021 to 27.7% for the nine months ended September 30, 2022, primarily due to higher costs for contract labor. Lease cost and rent, as a percentage of net operating revenues increased from 2.5% for the nine months ended September 30, 2021 to 2.6% for the nine months ended September 30, 2022. Pandemic relief funds, as a percentage of net operating revenues, were (1.9)% for the nine months ended September 30, 2022, compared to (1.1)% for the same period in 2021.

Depreciation and amortization, as a percentage of net operating revenues, decreased to 4.4% for the nine months ended September 30, 2022 from 4.5% for the nine months ended September 30, 2021.

Impairment and (gain) loss on sale of businesses, net was an expense of $54 million for the nine months ended September 30, 2022, which related to a hospital divestiture and the closure of two hospitals as discussed more specifically under “Acquisition, Divestiture and Closure Activity” herein, compared to expense of $24 million for the same period in 2021, which related primarily to divestitures during the period.

Interest expense, net, decreased by $14 million to $652 million for the nine months ended September 30, 2022, compared to $666 million for the same period in 2021. This was primarily due to our debt refinancing activities in 2021 and 2022.

Gain from early extinguishment of debt of $73 million was recognized during the nine months ended September 30, 2022, compared to loss from early extinguishment of debt of $79 million for the same period in 2021, as a result of the refinancing of certain of our outstanding notes in each period as well as open market repurchases of certain of our outstanding notes completed during the nine months ended September 30, 2022.

There was no pre-tax gain recognized on the sale of unconsolidated equity interests during the nine months ended September 30, 2022. A pre-tax gain of $26 million was recognized during the nine months ended September 30, 2021 on the sale of unconsolidated equity interests in Macon Healthcare, LLC, a joint venture with certain subsidiaries of HCA representing two hospitals in Macon, Georgia, in which we owned a 38% interest.

Equity in earnings of unconsolidated affiliates, as a percentage of net operating revenues, decreased to (0.1)% for the nine months ended September 30, 2022 from (0.2)% for the nine months ended September 30, 2021, primarily due to the sale of our unconsolidated equity interests in Macon Healthcare, LLC during the three months ended September 30, 2021.

The net results of the above-mentioned changes resulted in income before income taxes decreasing $254 million to income of $24 million for the nine months ended September 30, 2022 from income of $278 million for the nine months ended September 30, 2021.

Our provision for income taxes for the nine months ended September 30, 2022 and 2021 was $291 million and $132 million, respectively, and the effective tax rates were 1,212.5% and 47.5% for the nine months ended September 30, 2022 and 2021, respectively. The increase in the provision for income taxes for the nine months ended September 30, 2022, compared to the same period in 2021 was primarily due to an increase in non-deductible interest for 2022 compared to 2021, compounded by an adverse change in the IRC Section 163(j) limit for deductible interest expense beginning in 2022. The difference in our effective tax rate for the nine months ended September 30, 2022, compared to the same period in 2021 was due to the aformentioned increase in the provision for income taxes and the decline in income before taxes.

Net (loss) income, as a percentage of net operating revenues, was (2.9)% for the nine months ended September 30, 2022, compared to 1.6% for the same period in 2021.

Net income attributable to noncontrolling interests as a percentage of net operating revenues increased to 1.2% for the nine months ended September 30, 2022, compared to 1.0% for the same period in 2021.

Net (loss) income attributable to Community Health Systems, Inc. stockholders was $(369) million for the nine months ended September 30, 2022, compared to $52 million for the same period in 2021.

Liquidity and Capital Resources

Net cash provided by operating activities decreased $109 million, from approximately $400 million for the nine months ended September 30, 2021, to approximately $291 million for the nine months ended September 30, 2022. Cash paid for interest was $614 million during the nine months ended September 30, 2022, compared to $572 million for the same period in 2021. Cash paid for income taxes, net of refunds received, resulted in a net payment of $6 million and $3 million during the nine months ended September 30, 2022 and 2021, respectively.

Net cash used in investing activities was approximately $207 million for the nine months ended September 30, 2022, compared to approximately $313 million for the same period in 2021, a decrease of $106 million. Net cash used in investing activities during the nine months ended September 30, 2022 was primarily impacted by an increase of $6 million in cash paid for acquisitions of facilities and other related businesses, a decrease of $50 million in cash used for the purchase of property and equipment, an increase of $23 million in cash proceeds from the sale of property and equipment, a decrease of $18 million in cash used to purchase other investments, a decrease of $38 million in cash used in the net impact of the purchases and sales of available-for-sale debt and equity securities and an increase resulting from $121 million in cash representing our share of proceeds from the sale of a majority interest in CoreTrust Holdings, LLC by Healthtrust Purchasing Group, L.P., a group purchasing organization in which we are a noncontrolling partner, distributed during the three months ended September 30, 2022. These decreases in cash used in investing activities were partially offset by an increase of $14 million in cash used to purchase investments in unconsolidated affiliates, a decrease of $110 million in cash from the sale of equity interests in Macon Healthcare, LLC and a decrease of $14 million in cash proceeds from dispositions of hospitals and other ancillary operations.

Our net cash used in financing activities was approximately $291 million for the nine months ended September 30, 2022, compared to approximately $469 million for the same period in 2021, a decrease of $178 million. This was primarily due to the net effect of our debt repayments, refinancing activities, and cash paid for deferred financing costs and other debt-related costs during the nine months ended September 30, 2022 and 2021.

Liquidity

Net working capital was approximately $886 million at September 30, 2022 and $1.1 billion at December 31, 2021, respectively. Net working capital decreased by approximately $229 million between December 31, 2021 and September 30, 2022. The decrease is primarily due to the decrease in cash and cash equivalents as a result of cash paid for interest, deferred financing costs, contract labor and open market repurchases of certain of our outstanding notes as well as a decrease in patient accounts receivable, net, during the nine months ended September 30, 2022, partially offset by an increase in prepaid expenses and taxes and a decrease in accrued employee compensation.

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

Pursuant to the ABL Credit Agreement, the lenders have extended to CHS/Community Health Systems, Inc., or CHS, a revolving asset-based loan facility, or the ABL Facility, in the maximum aggregate principal amount of $1.0 billion, subject to borrowing base capacity. At September 30, 2022, the available borrowing base under the ABL Facility was $935 million, of which $83 million was reserved for outstanding letters of credit and $852 million represented excess availability. Letters of credit were reduced during the nine months ended September 30, 2022 by $30 million primarily due to a reduction in an insurance-related letter of credit. We had no outstanding borrowings as of September 30, 2022. The issued letters of credit were primarily in support of potential insurance-related claims and certain bonds. Principal amounts outstanding under the ABL Facility, if any, will be due and payable in full on November 22, 2026.

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

During the three months ended September 30, 2022, we extinguished a portion of certain series of our outstanding notes through open market repurchases, as follows (in millions):

Principal Amount
6⅞% Senior Notes due 2028	$11
4¾% Senior Secured Notes due 2031	37
6⅞% Junior-Priority Secured Notes due 2029	110
6⅛% Junior-Priority Secured Notes due 2030	109
Total principal amount of debt extinguished	$267

A pre-tax gain from early extinguishment of debt of approximately $78 million was recognized associated with these open market repurchases during the three months ended September 30, 2022.

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

As of September 30, 2022, approximately $21 million of our outstanding debt of approximately $12.0 billion is due within the next 12 months.

As previously discussed, we may require an increased level of working capital if we experience extended billing and collection cycles resulting from ongoing negative economic conditions and/or factors arising from the COVID-19 pandemic, which may impact service mix, revenue mix, payor mix and patient volumes, as well as our ability to collect outstanding receivables. A material increase in the amount or deterioration in the collectability of accounts receivable would adversely affect our cash flows and results of operations, requiring an increased level of working capital.

We believe that internally generated cash flows and current levels of availability for additional borrowing under the ABL Facility, as well as our continued access to the capital markets, will be sufficient to finance acquisitions, capital expenditures, working capital requirements, and any debt repurchases or other debt repayments we may elect to make or be required to make through the next 12 months and the foreseeable future thereafter. Pandemic relief funds that we have received and may continue to receive through various federal, state and local stimulus or relief programs have been and will continue to be used according to applicable terms and conditions as reimbursement for lost revenues or incremental expenses attributable to COVID-19, including working capital requirements and capital expenditures. In addition, ongoing negative economic conditions and/or the COVID-19 pandemic have resulted in, and may continue to result in, significant disruptions of financial and capital markets, which could reduce our ability to access capital and negatively affect our liquidity in the future. Additionally, while we have received and may continue to receive pandemic relief funds and may continue to be able to utilize pandemic relief funds which have been received, as noted above, there is no assurance regarding the extent to which we will continue to benefit from these payments or other stimulus measures. Moreover, we do not expect to receive or recognize any significant level of payments or benefits under the CARES Act and other existing legislation in future periods beginning with the fourth quarter of 2022.

We may elect from time to time to continue to purchase our outstanding debt in open market purchases, privately negotiated transactions or otherwise. Any such debt repurchases will depend upon prevailing market conditions, our liquidity requirements, contractual restrictions, applicable securities laws requirements, and other factors.

There have been no material changes outside of the ordinary course of business to our upcoming cash obligations during the nine months ended September 30, 2022 from those disclosed under “Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K filed with the SEC on February 17, 2022, or 2021 Form 10-K, except as discussed above related to debt refinancing activity during 2022.

Capital Resources

Cash expenditures for purchases of facilities and other related businesses were approximately $9 million for the nine months ended September 30, 2022, compared to $3 million for the same period in 2021. Our expenditures for the nine months ended September 30, 2022 and 2021 were primarily related to physician practices, clinics, ambulatory surgery centers and other ancillary businesses.

Excluding the cost to construct replacement and de novo hospitals, our cash expenditures for routine capital for the nine months ended September 30, 2022 totaled $231 million compared to $237 million for the same period in 2021. These capital expenditures related primarily to the purchase of additional equipment, minor renovations and information systems infrastructure. While none of our hospitals experienced extensive property damage from Hurricane Ian, we have incurred costs for repairs and may incur costs for capital expenditures needed to remediate damage that was incurred. Costs to construct replacement hospitals totaled $14 million and $47 million for the nine months ended September 30, 2022 and 2021, respectively, primarily related to the construction of a replacement facility in Fort Wayne, Indiana. During the nine months ended September 30, 2022 and 2021, we also had cash expenditures of $39 million and $50 million, respectively, that represent both planning and construction costs primarily for one de novo hospital in the Tucson, Arizona market. This de novo hospital was completed in the first half of 2022 and has 52 beds.

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

Due to the complexities involved in these estimates, actual payments we receive could be different from the amounts we estimate and record. If the actual contractual reimbursement percentage under government programs and managed care contracts differed by 1% at September 30, 2022 from our estimated reimbursement percentage, net loss for the nine months ended September 30, 2022 would have changed by approximately $87 million, and net accounts receivable at September 30, 2022 would have changed by $112 million. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues and net (loss) income by an insignificant amount for each of the three and nine-month periods ended September 30, 2022 and 2021.

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

Patient accounts receivable can be impacted by the effectiveness of our collection efforts and, as described in our significant accounting policies included in Note 1 of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 of this Form 10-Q, numerous factors may affect the net realizable value of accounts receivable. If the actual collection percentage differed by 1% at September 30, 2022 from our estimated collection percentage as a result of a change in expected recoveries, net loss for the nine months ended September 30, 2022 would have changed by $38 million, and net accounts receivable at September 30, 2022 would have changed by $49 million. We also continually review our overall reserve adequacy by monitoring historical cash collections as a percentage of trailing net operating revenues, as well as by analyzing current period net revenue and admissions by payor classification, days revenue outstanding, the composition of self-pay receivables between pure self-pay patients and the patient responsibility portion of third-party insured receivables and the impact of recent acquisitions and dispositions.

Our policy is to write-off gross accounts receivable if the balance is under $10.00 or when such amounts are placed with outside collection agencies. We believe this policy accurately reflects our ongoing collection efforts and is consistent with industry practices. We had approximately $1.7 billion at September 30, 2022, and $2.2 billion at December 31, 2021, being pursued by various outside collection agencies. We expect to collect less than 4%, net of estimated collection fees, of the amounts being pursued by outside collection agencies. As these amounts have been written-off, they are not included in our accounts receivable. Collections on amounts previously written-off are recognized as a recovery of net operating revenues when received. However, we take into consideration estimated collections of these future amounts written-off in determining the implicit price concessions used to measure the transaction price for the applicable portfolio of patient accounts receivable.

All of the following information is derived from our hospitals, excluding clinics, unless otherwise noted.

Patient accounts receivable from our hospitals represent approximately 98% of our total consolidated accounts receivable.

Days revenue outstanding, adjusted for the impact of receivables for state Medicaid supplemental payment programs and divested facilities, was 57 days and 55 days at September 30, 2022 and December 31, 2021, respectively.

Total gross accounts receivable (prior to allowance for contractual adjustments and implicit price concessions) was approximately $15.8 billion and $16.2 billion as of September 30, 2022 and December 31, 2021, respectively. The approximate percentage of total gross accounts receivable (prior to allowance for contractual adjustments and implicit price concessions) summarized by aging categories is as follows:

As of September 30, 2022:
	% of Gross Receivables
Payor	0 - 90 Days	90 - 180 Days	180 - 365 Days	Over 365 Days
Medicare	12%	1%	—%	—%
Medicaid	7%	1%	1%	1%
Managed Care and Other	33%	6%	5%	3%
Self-Pay	7%	6%	8%	9%

As of December 31, 2021:
	% of Gross Receivables
Payor	0 - 90 Days	90 - 180 Days	180 - 365 Days	Over 365 Days
Medicare	12%	1%	—%	—%
Medicaid	7%	1%	1%	1%
Managed Care and Other	33%	5%	3%	2%
Self-Pay	8%	5%	9%	12%

The approximate percentage of total gross accounts receivable (prior to allowances for contractual adjustments and implicit price concessions) summarized by payor is as follows:

	September 30,	December 31,
	2022	2021
Insured receivables	69.2%	66.3%
Self-pay receivables	30.8	33.7
Total	100.0%	100.0%

The combined total at our hospitals and clinics for the estimated implicit price concessions for self-pay accounts receivable and allowances for other self-pay discounts and contractuals, as a percentage of gross self-pay receivables, was approximately 91% at September 30, 2022 and December 31, 2021. If the receivables that have been written-off, but where collections are still being pursued by outside collection agencies, were included in both the allowances and gross self-pay receivables specified above, the percentage of combined allowances to total self-pay receivables would have been 93% at September 30, 2022 and December 31, 2021.

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

At September 30, 2022, we had approximately $4 billion of goodwill recorded, all of which resides at our hospital operations reporting unit. A detailed evaluation of potential impairment indicators was performed as of September 30, 2022, which specifically considered declines in the fair market value of our senior secured and unsecured notes and common stock during the nine months ended September 30, 2022 as well as macroeconomic conditions and our recent financial results, including the effect of increased wage and contract labor expense in recent periods. On the basis of available evidence, as of September 30, 2022, we concluded that the fair value of the reporting unit was not more likely than not reduced to an amount less than its carrying value.

Future estimates of fair value could be adversely affected if the actual outcome of one or more of the assumptions described above changes materially in the future, including a continued decline in or volatility of our stock price and the fair value of our long-term debt, lower than expected hospital volumes, higher market interest rates, increased operating costs or other adverse impacts on our financial results. Such changes impacting the calculation of our fair value could result in a material impairment charge in the future. Moreover, the recent developments described in the immediately preceding paragraph have increased our risk of future goodwill impairment, which could be material.

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

The net present value of the projected payments was discounted using a weighted-average risk-free rate of approximately 3.8% and 1.8% at September 30, 2022 and December 31, 2021, respectively. This liability is adjusted for new claims information in the period such information becomes known to us. Professional malpractice expense includes the losses resulting from professional liability claims and loss adjustment expense, as well as excess insurance premiums, and is presented within other operating expenses in the accompanying condensed consolidated statements of (loss) income.

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

For purposes of estimating our individual claim accruals, we utilize specific claim information, including the nature of the claim, the expected claim amount, the year in which the claim occurred and the laws of the jurisdiction in which the claim occurred. Once the case accruals for known claims are determined, information is stratified by loss layers and retentions, accident years, reported years and geography. Several actuarial methods are used against this data to produce estimates of ultimate paid losses and reserves for incurred but not reported claims. Each of these methods uses our company-specific historical claims data and other information. Company-specific data includes information regarding our business, including historical paid losses and loss adjustment expenses, historical and current case loss reserves, actual and projected hospital statistical data, a variety of hospital census information, employed physician information, professional liability retentions for each policy year, geographic information and other data. Significant assumptions are made on the basis of the aforementioned information in estimating reserves for incurred but not reported claims. A 1% change in assumptions for either severity or frequency as of September 30, 2022 would have increased or decreased the reserve between $10 million to $20 million.

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

There were no significant changes in our estimate of the reserve for professional liability claims during the nine months ended September 30, 2022.

Income Taxes

We must make estimates in recording provision for income taxes, including determination of deferred tax assets and deferred tax liabilities and any valuation allowances that might be required against the deferred tax assets. We believe that future income will enable us to realize certain deferred tax assets, subject to the valuation allowance we have established.

The total amount of unrecognized benefit that would impact the effective tax rate, if recognized, was less than $1 million at September 30, 2022. A total of less than $1 million of interest and penalties is included in the amount of liability for uncertain tax positions at September 30, 2022. It is our policy to recognize interest and penalties related to unrecognized benefits in our condensed consolidated statements of (loss) income as income tax expense.

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

Recent Accounting Pronouncements

In September 2022, the Financial Accounting Standards Board issued Accounting Standards Update, or ASU, 2022-04, “Liabilities – Supplier Finance Programs (Subtopic 405-50), Disclosure of Supplier Finance Program Obligations.” This ASU provides specific authoritative guidance for disclosure of supplier finance programs including key terms of such programs, amounts outstanding, and where the obligations are presented in the statement of financial position. This ASU is effective for all entities for financial statements issued for annual periods beginning after December 15, 2022, including interim periods, except for the disclosure of rollforward information, which is effective for annual periods beginning after December 15, 2023. Certain components of this guidance must be applied retrospectively while others may be applied prospectively. Early adoption is permitted. We are currently evaluating the impact that adoption of this ASU will have on our condensed consolidated financial statements.

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

•

general economic and business conditions, both nationally and in the regions in which we operate, including ongoing inflationary pressures that have significantly increased and may continue to significantly increase our expenses, the extremely competitive labor market and labor shortages, and supply chain shortages and disruptions, as well as the current and/or potential future adverse impact of such economic conditions and other factors on our net operating revenues (including our service mix, revenue mix, payor mix and/or patient volumes) and our ability to collect outstanding receivables;

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
•

changes in, or the failure to comply with, federal, state or local laws or governmental regulations affecting our business, including any such laws or governmental regulations adopted in connection with the COVID-19 pandemic;

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

•	the impact that changes in our relationships with joint venture or syndication partners could have on effectively operating our hospitals or ancillary services or in advancing strategic opportunities;
•	our ability to successfully integrate any acquired hospitals and/or outpatient facilities, or to recognize expected synergies from acquisitions;
•	the impact of severe weather conditions and climate change, as well as the timing and amount of insurance recoveries in relation to severe weather events;
•	our ability to obtain adequate levels of insurance, including cyber, general liability, professional liability, and directors and officers liability insurance;
•	timeliness of reimbursement payments received under government programs;
•	effects related to pandemics, epidemics, or outbreaks of infectious diseases, including the coronavirus causing the disease known as COVID-19;
•	any failure to comply with our obligations under license or technology agreements;
•	challenging economic conditions in non-urban communities in which we operate;
•	any developments with respect to the final auditing and reporting requirements of, or other adverse developments with respect to, the Corporate Integrity Agreement to which we are subject;
•	the concentration of our revenue in a small number of states;
•	our ability to realize anticipated cost savings and other benefits from our current strategic and operational cost savings initiatives;
•	any changes in or interpretations of income tax laws and regulations; and
•	the risk factors set forth in our 2021 Form 10-K and our other public filings with the SEC.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

During the three months ended September 30, 2022, there have been no material changes in the quantitative and qualitative disclosures set forth in Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our 2021 Form 10-K.

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

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2022 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we receive inquiries or subpoenas from state regulators, state Medicaid Fraud Control units, fiscal intermediaries, CMS, the U.S. Department of Justice and other government entities regarding various Medicare and Medicaid issues. In addition to the matters discussed below, we are currently responding to subpoenas and administrative demands concerning (a) certain emergency care services provided at one of our Texas hospitals and (b) billing for certain procedures provided to dual-eligible patients at one of our Arkansas hospitals. In addition, we are subject to other claims and lawsuits arising in the ordinary course of our business including lawsuits and claims related to billing and collection practices at our hospitals. Based on current knowledge, management does not believe that loss contingencies arising from pending legal, regulatory and governmental matters, including the matters described herein, will have a material adverse effect on the consolidated financial position or liquidity of the Company. However, in light of the inherent uncertainties involved in pending legal, regulatory and governmental matters, some of which are beyond our control, and the very large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to our results of operations or cash flows for any particular reporting period. Settlements of suits involving Medicare and Medicaid issues routinely require both monetary payments as well as corporate integrity agreements. Additionally, qui tam or “whistleblower” actions initiated under the civil False Claims Act, or FCA, may be pending but placed under seal by the court to comply with the FCA’s requirements for filing such suits. In September 2014, the Criminal Division of the U.S. Department of Justice announced that all qui tam cases will be shared with their Division to determine if a parallel criminal investigation should be opened. The Criminal Division has also frequently stated an intention to pursue corporations in criminal prosecutions, including in its most recent Memorandum dated September 15, 2022. From time to time, we detect issues of non-compliance with Federal healthcare laws pertaining to claims submission and reimbursement practices and/or financial relationships with physicians. We avail ourselves of various mechanisms to address potential overpayments arising out of these issues, including repayment of claims, rebilling of claims, and participation in voluntary disclosure protocols offered by CMS and the Office of Inspector General. Participating in voluntary repayments and voluntary disclosure protocols can have the potential for significant settlement obligations or even enforcement action.

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

Shareholder Litigation

Caleb Padilla, individually and on behalf of all others similarly situated v Community Health Systems, Inc., Wayne T. Smith, Larry Cash, and Thomas J. Aaron. This purported federal securities class action was filed in the United States District Court for the Middle District of Tennessee on May 30, 2019. It seeks class certification on behalf of purchasers of our common stock between February 20, 2017 and February 27, 2018 and alleges misleading statements resulted in artificially inflated prices for our common stock. On November 20, 2019, the District Court appointed Arun Bhattacharya and Michael Gaviria as lead plaintiffs in the case. The lead plaintiffs filed a consolidated class complaint on January 21, 2020. The Company filed a motion to dismiss the consolidated class complaint on March 23, 2020, and the District Court denied that motion on August 17, 2022. We believe this matter is without merit and are vigorously defending this case.

Padilla Derivative Litigation. Four purported shareholder derivative cases have been filed in two District Courts relating to the factual allegations in the Padilla litigation; three of these cases have been consolidated in In re Community Health Systems, Inc. Shareholder Derivative Litigation and are pending in the United States District Court for the District of Delaware; namely, Faisal Hussain v. Wayne T. Smith, et al, filed August 12, 2019; Susheel Tanjavoor v. Wayne T. Smith, et al., filed August 29, 2019; and Kevin Aronson v. Wayne T. Smith, et al, filed April 29, 2020. The fourth case, Roger Trombley v. Wayne T. Smith, et al, filed August 20, 2019, is pending in the United States District Court for the Middle District of Tennessee. All four cases seek relief derivatively and on behalf of Community Health Systems, Inc. against certain Company officers and directors based on alleged breaches of fiduciary duty, unjust enrichment, and other acts related to certain Company disclosures in 2017 and 2018 regarding the Company’s adoption of Accounting Standards Update 2014-09, which the Company adopted effective January 1, 2018. Both cases are currently stayed by court order until the United States District Court for the Middle District of Tennessee rules on the defendants’ motion for summary judgment, which has yet to be filed, in the Padilla action.

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

Tower Health, f/k/a Reading Health System, et al v CHS/Community Health Systems, Inc., et al. This breach of contract action is pending in the United States District Court for the Eastern District of Pennsylvania. The plaintiffs allege breaches of an asset purchase agreement in connection with the sale of Pottstown Memorial Medical Center. The alleged breaches regard plaintiffs’ contention that the defendants failed to disclose certain conditions related to the physical plant of the hospital, along with various other alleged breaches of the asset purchase agreement. The plaintiffs filed an amended complaint on July 22, 2019. Trial for this matter began May 3, 2021, and closed on October 5, 2021. On September 6, 2022, the District Court issued a Memorandum Opinion denying all of Tower Health’s claims and entering a judgment in favor of the Company. The district Court also awarded the Company its attorneys’ fees and costs. On October 4, 2022, Tower Health filed a Rule 59 motion to alter or amend the District Court’s judgment and a Rule 15 motion to amend its pleadings. The Company expects to oppose the motions. We believe Tower Health’s post judgment motions are without merit and are vigorously defending this case.

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

Item 1A.  Risk Factors

There have been no material changes with regard to the risk factors previously disclosed in the 2021 Form 10-K.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds

The following table contains information about our purchases of common stock during the three months ended September 30, 2022.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (b)
July 1, 2022 -
July 31, 2022	—	$—	—	—
August 1, 2022 -
August 31, 2022	—	—	—	—
September 1, 2022 -
September 30, 2022	—	—	—	—
Total	—	$—	—	—

(a)	No shares were withheld to satisfy the payment of tax obligations related to the vesting of restricted stock awards.
(b)	We had no publicly announced repurchase programs for shares of our common stock during the three months ended September 30, 2022.

The ABL Facility and the indentures governing each series of our outstanding notes restrict our subsidiaries from, among other matters, paying dividends and making distributions to us, which thereby limits our ability to pay dividends and/or repurchase stock. As of September 30, 2022, under the most restrictive test in these agreements (and subject to certain exceptions), we have approximately $300 million of capacity to pay permitted dividends and/or repurchase shares of stock or make other restricted payments.

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

The following financial information from our quarterly report on Form 10-Q for the quarter and nine months ended September 30, 2022 and 2021, filed with the SEC on October 27, 2022, formatted in Inline Extensible Business Reporting Language: (i) the condensed consolidated statements of (loss) income for the three and nine months ended September 30, 2022 and September 30, 2021, (ii) the condensed consolidated statements of comprehensive (loss) income for the three and nine months ended September 30, 2022 and September 30, 2021, (iii) the condensed consolidated balance sheets at September 30, 2022 and December 31, 2021, (iv) the condensed consolidated statements of cash flows for the nine months ended September 30, 2022 and September 30, 2021, and (v) the notes to the condensed consolidated financial statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

Date:  October 27, 2022