Form 10-K
period 2022-12-31
COMMUNITY HEALTH SYSTEMS INC
filed 2023-02-17
CIK 1108109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $466,207,299. Market value is determined by reference to the closing price on June 30, 2022 of the Registrant’s Common Stock as reported by the New York Stock Exchange. The Registrant does not (and did not at June 30, 2022) have any non-voting common stock outstanding. As of February 10, 2023, there were 134,704,003 shares of common stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this annual report is incorporated by reference to portions of the Registrant’s definitive proxy statement for its 2023 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2022.

TABLE OF CONTENTS

COMMUNITY HEALTH SYSTEMS, INC.

Year ended December 31, 2022

Item 1. Business of Community Health Systems, Inc.

Overview of Our Company

We are one of the nation’s largest healthcare companies. Our affiliates are leading providers of healthcare services, developing and operating healthcare delivery systems in 46 distinct markets across 16 states. As of December 31, 2022, our subsidiaries own or lease 80 affiliated hospitals, with approximately 13,000 beds, and operate more than 1,000 sites of care, including physician practices, urgent care centers, freestanding emergency departments, occupational medicine clinics, imaging centers, cancer centers and ambulatory surgery centers. We generate revenues by providing a broad range of general and specialized hospital healthcare services and outpatient services to patients in the communities in which we are located. We are paid for our services by governmental agencies, private insurers and directly by the patients we serve. Services provided through our hospitals and outpatient facilities include general acute care, emergency room, general and specialty surgery, critical care, internal medicine, obstetrics, diagnostic, psychiatric and rehabilitation services. An integral part of providing these services is our network of affiliated physicians at our hospitals and affiliated businesses. As of December 31, 2022, we employed approximately 1,400 physicians and an additional 900 licensed healthcare practitioners. Through our management and operation of these businesses, we provide standardization and centralization of operations across key business areas; strategic assistance to expand and improve services and facilities; implementation of patient safety and quality of care improvement programs and assistance in the recruitment of additional physicians and licensed healthcare practitioners to the markets in which our hospitals are located. In a number of our markets, we have partnered with local physicians, for-profit entities and/or not-for-profit providers in the ownership of our facilities.

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

Regional networks are able to expand the breadth of services provided for our patients, centralize key services, deliver care in an organized and efficient way across the network, improve alignment with physicians and other providers, and make services more attractive to managed care and other payors. Currently, 47 of our hospitals operate in 13 unique regional networks.

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

Expanding Patient Access Points, Health Services and Infrastructure. When expanding services—in both the acute and non-acute care settings—our approach is data-driven and strategic to ensure our investments are responsive to community and patient needs and produce sound financial results. While we continue to provide health services across a broad spectrum, we have focused our attention and resources on service lines we believe have the greatest potential for growth, including primary care, emergency medicine, orthopedics, neuroscience, cardiovascular care, surgical services and behavioral health. Significant investments have been made in existing markets to expand the scale of inpatient offerings, including through increasing bed capacity and constructing new surgical and procedural suites. As the shift to delivering health services in outpatient settings accelerates, we continue to expand our care offerings beyond hospital walls to include more outpatient access through primary care practices, urgent care centers, free-standing emergency departments, ambulatory surgery centers, imaging and diagnostic centers and direct-to-consumer virtual health visits. We endeavor to advance the scale and breadth of inpatient and outpatient capabilities through both direct investments and strategic partnerships.

We believe expanding our patient access footprint can attract new patients and increase patient retention, as well as our ability to connect patients from one episode of care to the next appropriate care setting. We also believe our investments will enhance our long-term growth and generate increased revenue, earnings, and operating margins by providing a solid return on investment.

Recruiting and/or Employing Additional Primary Care Physicians and Specialists. The physician-patient relationship is the foundation on which healthcare services are built. Understanding this, we continuously assess our communities to identify service gaps and practice opportunities in order to recruit an optimal mix of primary care physicians and specialists. We analyze demographic data and referral trends and employ recruiters at the corporate level to support local hospital administrators in their physician recruitment efforts. In some markets, we directly employ physicians through recruitment or acquisition of their existing practices. However, most physicians in our communities and on our medical staffs remain in private practice and are not our employees.

We work hard to develop positive, collaborative relationships with physicians. We currently participate in 14 Medicare Shared Savings Program Accountable Care Organizations that include approximately 4,000 employed and independent physicians in our communities. We look forward to continuing to realize the benefits of these organizations, including opportunities to strengthen quality, deepen clinical collaboration and demonstrate performance under a reimbursement system moving toward more value-based incentives and payments.

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

Physician Support. We support newly recruited physicians to facilitate a smooth and effective transition into our communities. We have implemented programs to improve physician workflow, reduce physician turnover, optimize staffing at physician clinics and standardize onboarding processes.

Human Resources. We have created a centralized nurse recruitment program to support our hospitals in their efforts to recruit the nurses needed for the delivery of high quality care, a priority for all hospitals in the aftermath of the COVID-19 pandemic and due to workforce shortages across the healthcare industry. We are also developing nursing school programs on some of our hospital campuses and partnering with nursing schools in many of our communities. We have increased programs aimed at employee retention and satisfaction, including a recently expanded employee benefits program with higher levels of tuition reimbursement and student loan support. We have also created new leadership development programs and rewards and recognition initiatives.

Procurement and Materials Management. We have standardized and centralized supply chain operations to improve procurement of the medical supplies, equipment and pharmaceuticals used in our hospitals. We have a noncontrolling ownership interest in and participation agreement with HealthTrust Purchasing Group, L.P., or HealthTrust, a group purchasing organization, or GPO, which benefits members through scaled pricing. HealthTrust contracts with certain vendors who supply a substantial portion of our medical supplies, equipment and pharmaceuticals.

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

We have operated a Patient Safety Organization, or PSO, since 2012. Our PSO is listed by the U.S. Department of Health and Human Services, or HHS, Agency for Healthcare Research and Quality. We believe our PSO has assisted, and will continue to assist us, in improving patient safety at our hospitals. The PSO has been recertified by the Agency for Healthcare Research and Quality through 2024.

Over the past decade, we have instituted numerous programs to improve safety in our hospitals and other patient care environments. We are also deploying innovative programs to deliver better outcomes including, for example, remote monitoring for patients with certain chronic conditions, maternal/fetal monitoring using machine learning and artificial intelligence, as well as tele-sitting technology.

Industry Overview

According to the Centers for Medicare & Medicaid Services, or CMS, national healthcare expenditures grew 2.7% in 2021 to nearly $4.3 trillion, a decline from the 10.3% increase in 2020. The slowing growth was primarily due to a decline in federal government spending tied to COVID-19 supplemental funding (e.g., through the Public Health and Social Services Emergency Fund, or PHSSEF) and a decline in federal public health activity, among other factors. These declines more than offset the impact of greater use of healthcare goods and services and increased insurance coverage in 2021. National healthcare expenditures accounted for approximately 18.3% of total U.S. gross domestic product in 2021. The CMS projections of healthcare spending are constructed using a current-law framework. The most recent projections were published in March 2022, and do not take into account the actual expenditures in 2021 or 2022. These projections indicate that total U.S. healthcare spending is expected to grow at an average annual rate of 5.2% for 2023 through 2030. CMS anticipates that total U.S. healthcare annual expenditures will reach nearly $6.8 trillion by 2030, accounting for approximately 19.6% of the total U.S. gross domestic product. These projections assume that the impacts of the COVID-19 pandemic will wane through 2024, but CMS has cautioned that there is significant uncertainty about how the pandemic and economic factors will influence the health sector, particularly in the near-term.

Hospital services, the market within the healthcare industry in which we primarily operate, is the largest single category of healthcare expenditures. In 2021, hospital care expenditures increased 4.4%, slowing in comparison to the growth rate of 6.2% in 2020, and totaled over $1.3 trillion. The slower growth rate in 2021 reflected a substantial decrease in federal supplemental funding related to COVID-19, as noted above, and certain other federal programs. CMS projects that the hospital services category will grow at an average of 5.6% annually from 2023 through 2030, reaching over $2.2 trillion by 2030.

U.S. Hospital Industry. The U.S. hospital industry is broadly defined to include acute care, rehabilitation and psychiatric facilities that are either public (government owned and operated), not-for-profit private (religious or secular), or for-profit institutions (investor owned). According to the American Hospital Association, there are approximately 5,139 community hospitals in the U.S., which are not-for-profit owned, investor owned, or state or local government owned. Of these hospitals, approximately 34.9% are located in non-urban communities. We believe that a majority of these hospitals are owned by not-for-profit or governmental entities. These facilities offer a broad range of healthcare services, including internal medicine, general surgery, cardiology, oncology, orthopedics, OB/GYN and emergency services. In addition, hospitals offer other ancillary services, including psychiatric, diagnostic, rehabilitation, home care and outpatient surgery services.

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

Hospital Industry Trends

Demographic Trends. According to the U.S. Census Bureau, in 2022, there were nearly 56 million Americans aged 65 or older in the U.S. comprising approximately 16.8% of the total U.S. population. By the year 2030, the number of Americans aged 65 or older is expected to climb to 73 million, or 20.6% of the total population. The number of people aged 85 and older is also expected to increase from 6 million in 2016 to 9 million by the year 2030. This anticipated increase in life expectancy will increase demand for healthcare services and, as importantly, the demand for innovative, more sophisticated means of delivering those services. Hospitals, as the largest category of care in the healthcare market, will be among those impacted most directly by this increase in demand. Based on data compiled for us, the populations of the service areas where our hospitals are located grew 4.9% from 2017 to 2022 and are expected to grow by 2.1% from 2022 to 2027. The number of people aged 65 or older in these service areas grew by 16.2% from 2017 to 2022 and is expected to grow by 12.9% from 2022 to 2027. People aged 65 or older comprised 19.1% of the total population in our service areas in 2022, and they may comprise an estimated 21.1% of the total population in our service areas by 2027.

Consolidation. In addition to our own acquisitions and dispositions in recent years, consolidation activity in the hospital industry, primarily through mergers and acquisitions involving both for-profit and not-for-profit hospital systems, is continuing. Reasons for this activity include:

•	ample supply of available capital;
•	valuation levels;
•	financial performance issues, including challenges associated with changes in reimbursement and collectability of self-pay revenue;
•	the desire to enhance the local availability of healthcare in the community;
•	the need and ability to recruit primary care physicians and specialists;
•	the need to achieve general economies of scale and to gain access to standardized and centralized functions, including favorable supply agreements and access to professional liability coverage;
•	changes to healthcare payment models that emphasize cost-effective delivery of service and quality of outcomes for the entire episode of care; and
•	regulatory changes.

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

Shift to Outpatient Services. Because of the growing availability of stand-alone outpatient healthcare facilities, the increase in the services that can be provided at these locations, and payor policies requiring or promoting treatment in outpatient settings, many individuals are seeking a broader range of services at outpatient facilities. This trend has contributed to an increase in outpatient services while inhibiting the growth of inpatient admissions. Changes to Medicare policy affecting the reimbursement methodology for certain items and services provided by off-campus provider-based hospital departments have generally resulted in reduced payment rates for these hospital outpatient settings. In addition, CMS makes annual updates to the Inpatient Only List, which is a list of procedures eligible to be reimbursed by Medicare only if performed in an inpatient setting. To the extent procedures become eligible to be reimbursed by Medicare if performed in outpatient settings, demand for outpatient services may increase in comparison to demand for inpatient services.

Economic Conditions and COVID-19 Pandemic

Economic conditions in the United States continue to be challenging in various respects, and the United States economy continues to experience significant inflationary pressures, elevated interest rates, challenging labor market conditions and disruptions to supply networks. Taking into account these factors, we have incurred, and may continue to incur, increased expenses arising from factors such as wage inflation for permanent employees and increased rates for and utilization of temporary contract labor (including contract nursing personnel), and during the year ended December 31, 2022, we also experienced unfavorable changes in payor mix, declines in inpatient admissions and lower overall acuity. These factors had an unfavorable impact on our financial results during the year ended December 31, 2022, and may have an unfavorable impact on our financial results in future periods which could be material. While we have implemented cost containment and other measures to try to counteract these developments, we may continue to be unable to fully offset the impact of these factors on the operation of our business. In addition, during the year ended December 31, 2022, our financial results were adversely impacted by Hurricane Ian, which negatively impacted certain of our hospitals and other healthcare facilities located in Florida.

As a provider of healthcare services, we have been and may continue to be affected by the public health and economic effects of the COVID-19 pandemic. While we are not able to fully quantify the impact that the pandemic will have on our future financial results, developments related to the pandemic may continue to affect our financial performance. The ongoing impact of the pandemic on our financial results will depend on, among other factors, the duration and severity of the pandemic, the impact of the pandemic on economic conditions, the volume of canceled or rescheduled procedures at our facilities, and the spread of potentially more contagious and/or virulent forms of the virus, including any variants of the virus that may be resistant to currently available vaccines.

If economic conditions in the United States further significantly deteriorate and/ or public health conditions related to the COVID-19 pandemic significantly worsen, any such developments could materially and adversely affect our results of operations, financial position, and/or our cash flows.

Selected Operating Data

The following table sets forth operating statistics for each of the years presented for our hospitals. Statistics for 2022 include a full year of operations for 79 hospitals and partial periods for one hospital that was divested, one hospital that opened and three hospitals that were closed during the year, reflecting the operations of these hospitals prior to divestiture, opening, or closure as applicable. Statistics for 2021 include a full year of operations for 83 hospitals, and partial periods for five hospitals that were divested reflecting the operations of these hospitals prior to divestiture and one hospital that ceased to operate as a stand-alone hospital and began operating as a campus of another hospital offering only emergency room and outpatient services (statistics for 2021 reflect the operations of that hospital prior to being consolidated into another hospital). Statistics for 2020 include a full year of operations for 88 hospitals and partial periods for 13 hospitals divested, one hospital that was closed and one hospital that was opened during the year reflecting the operations of these hospitals prior to divestiture or closure or after commencing operations, as applicable.

	Year Ended December 31,
	2022	2021	2020
	(Dollars in millions)
Consolidated Data
Number of hospitals (at end of period)	80	83	89
Licensed beds (at end of period)(1)	12,832	13,289	14,110
Beds in service (at end of period)(2)	10,936	11,629	12,421
Admissions(3)	434,765	442,445	470,325
Adjusted admissions(4)	975,737	950,717	973,571
Patient days(5)	2,052,864	2,190,405	2,190,939
Average length of stay (days)(6)	4.7	5.0	4.7
Occupancy rate (beds in service)(7)	49.2%	51.1%	44.6%
Net operating revenues	$12,211	$12,368	$11,789
Net inpatient revenues as a % of net operating revenues	46.8%	48.3%	49.1%
Net outpatient revenues as a % of net operating revenues	53.2%	51.7%	50.9%
Net income attributable to Community Health Systems, Inc. stockholders	$46	$230	$511
Net income attributable to Community Health Systems, Inc. stockholders as a % of net operating revenues	0.4%	1.9%	4.3%
Adjusted EBITDA(8)	$1,466	$1,969	$1,809
Adjusted EBITDA as a % of net operating revenues(8)	12.0%	15.9%	15.3%

Liquidity Data
Net cash flows provided by (used in) operating activities	$300	$(131)	$2,178
Net cash flows provided by (used in) operating activities as a % of net operating revenues	2.5%	(1.1)%	18.5%
Net cash flows (used in) provided by investing activities	$(259)	$(524)	$177
Net cash flows used in financing activities	$(430)	$(514)	$(895)

	Year Ended December 31,
	2022	2021	Increase (Decrease)
	(Dollars in millions)
Same-Store Data(9)
Admissions(3)	423,907	421,961	0.5%
Adjusted admissions(4)	942,743	897,781	5.0%
Patient days(5)	2,014,822	2,107,599
Average length of stay (days)(6)	4.8	5.0
Occupancy rate (beds in service)(7)	50.0%	51.7%
Net operating revenues	$12,038	$12,065	(0.2)%
Income from operations	$999	$1,458	(31.5)%
Income from operations as a % of net operating revenues	8.3%	12.1%
Depreciation and amortization	$520	$528
Equity in earnings of unconsolidated affiliates	$(14)	$(12)

(1)	Licensed beds are the number of beds for which the appropriate state agency licenses for a facility regardless of whether the beds are actually available for patient use.
(2)	Beds in service are the number of beds that are readily available for patient use.
(3)	Admissions represent the number of patients admitted for inpatient treatment.
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
(8)

EBITDA is a non-GAAP financial measure which consists of net income attributable to Community Health Systems, Inc. before interest, income taxes, and depreciation and amortization. Adjusted EBITDA, also a non-GAAP financial measure, is EBITDA adjusted to add back net income attributable to noncontrolling interests and to exclude loss (gain) from early extinguishment of debt, impairment and (gain) loss on sale of businesses, gain on sale of equity interests in Macon Healthcare, LLC, expense related to government and other legal matters and related costs, expense incurred in the fourth quarter of 2020 related to the settlement of certain professional liability claims for which the third-party insurers’ obligation to insure the Company against the underlying loss was being litigated along with income during the fourth quarter of 2021 associated with the settlement of such litigation for the recovery of amounts covered by such third-party insurance policies, expense related to employee termination benefits and other restructuring charges, the impact of a change in estimate to increase the professional liability claims accrual recorded during the fourth quarter of 2022 with respect to claims incurred in prior years related to divested locations, the gain on sale by HealthTrust of a majority interest in CoreTrust Holdings, LLC, or CoreTrust, as discussed below under the heading “Liquidity and Capital Resources,” and expense from settlement and fair value adjustments on the contingent value right agreement liability related to the Health Management Associates, Inc., or HMA, legal proceedings and related legal expenses. The Company has included adjustments to Adjusted EBITDA during the fourth quarter of 2022 in relation to the impact of the change in estimate to increase the professional liability claims accrual with respect to claims incurred in prior years related to divested locations and the gain on sale by HealthTrust of a majority interest in CoreTrust as noted above in light of the fact that the Company believes that the exclusion of these items is consistent with the intended purpose of Adjusted EBITDA in assessing the Company’s operational performance and comparing the Company’s operational performance between periods. The Company has from time to time sold noncontrolling interests in certain of its subsidiaries or acquired subsidiaries with existing noncontrolling interest ownership positions. The Company believes that it is useful to present Adjusted EBITDA because it adds back the portion of EBITDA attributable to these third-party interests. The Company reports Adjusted EBITDA as a measure of financial performance. Adjusted EBITDA is a key measure used by management to assess the operating performance of the Company’s hospital operations and to make decisions on the allocation of resources. Adjusted EBITDA is also used to evaluate the performance of the Company’s executive management team and is one of the primary metrics used in connection with determining short-term cash incentive compensation and the achievement of vesting criteria with respect to performance-based equity awards. In addition, management utilizes Adjusted EBITDA in assessing the Company’s consolidated results of operations and operational performance and in comparing the Company’s results of operations between periods. The Company believes it is useful to provide investors and other users of the Company’s financial statements this performance measure to align with how management assesses the Company’s results of operations. Adjusted EBITDA also is comparable to a similar metric called Consolidated EBITDA, as defined in the Company’s asset-based loan facility, or the ABL Facility, and the Company’s existing note indentures, which is a key component in the determination of the Company’s compliance with certain covenants under the ABL Facility and such note indentures (including the Company’s ability to service debt and incur capital expenditures), and is used to determine the interest rate and commitment fee payable under the ABL Facility (although Adjusted EBITDA does not include all of the adjustments described in the ABL Facility). Adjusted EBITDA includes the Adjusted EBITDA attributable to hospitals that were divested during the course of such year, but in each case solely to the extent relating to the period prior to the consummation of the applicable divestiture. For further discussion of Consolidated EBITDA and how that measure is utilized in the calculation of covenants in the ABL Facility, see the Capital Resources section of Part II, Item 7 of this Form 10-K.

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

The following table reflects the reconciliation of Adjusted EBITDA, as defined, to net income attributable to Community Health Systems, Inc. stockholders as derived directly from our Consolidated Financial Statements for the years ended December 31, 2022, 2021 and 2020 (in millions):

	Year Ended December 31,
	2022	2021	2020
Net income attributable to Community Health Systems, Inc. stockholders	$46	$230	$511
Adjustments:
Provision for (benefit from) income taxes	170	131	(185)
Depreciation and amortization	534	540	558
Net income attributable to noncontrolling interests	133	138	96
Interest expense, net	858	885	1,031
(Gain) loss from early extinguishment of debt	(253)	79	(317)
Gain from CoreTrust transaction	(119)	—	—
Gain on sale of equity interests in Macon Healthcare, LLC	—	(39)	—
Impairment and (gain) loss on sale of businesses, net	71	24	48
Expense from government and other legal matters and related costs	5	—	—
(Income) expense from the settlement of professional liability claims for which the third-party insurers' obligation to insure the Company for the underlying loss has been settled	—	(19)	50
Expense from settlement and legal expenses related to cases covered by the CVR	—	—	2
Expense related to employee termination benefits and other restructuring charges	6	—	15
Change in estimate for professional claims liability related to divested locations	15	—	—
Adjusted EBITDA	$1,466	$1,969	$1,809

(9)

Same-store data excludes the results of businesses sold or closed in the periods presented, as applicable, and one hospital opened in 2022. For all hospitals owned throughout both periods, the same-store operating results and statistical data reflects the indicated periods.

Sources of Revenue

The following table presents the approximate percentages of net operating revenues by payor source for the periods indicated. The data for the periods presented are not strictly comparable due to the effect that businesses acquired, sold, closed or opened during each of the respective periods, as applicable, have had on these statistics.

	Year Ended December 31,
	2022	2021	2020
Medicare	20.9%	21.4%	23.9%
Medicaid	14.8	13.5	13.4
Medicare Managed Care	16.1	15.1	13.6
Other third-party payors	47.5	49.1	49.3
Self-pay	0.7	0.9	(0.2)
Total	100.0%	100.0%	100.0%

As shown above, we receive a substantial portion of our revenues from the Medicare, Medicaid and Medicare Managed Care programs. Included in other third-party payors is operating revenues from insurance companies with which we have insurance provider contracts, insurance companies for which we do not have insurance provider contracts, workers’ compensation carriers and non-patient service revenue, such as rental income and cafeteria sales. In the future, we generally expect the portion of revenues received from the Medicare, including Medicare Managed Care, and Medicaid programs to increase over the long-term due to the general aging of the population and other factors, including health reform initiatives. There has been a trend toward increased enrollment in Medicare and Medicare Managed Care, which may adversely affect our operating revenue. We may also be impacted by regulatory requirements imposed on insurers, such as minimum medical-loss ratios and specific benefit requirements. Furthermore, in the normal course of business, managed care programs, insurance companies and employers actively negotiate the amounts paid to hospitals. Our relationships with payors may be impacted by price transparency initiatives and out-of-network billing restrictions, including those in the No Surprises Act. There can be no assurance that we will retain our existing reimbursement arrangements or that third-party payors will not attempt to further reduce the rates they pay for our services.

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-based reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for the treatment of patients covered by Medicare, Medicaid and non-governmental payors are generally less than our standard billing rates. We account for the differences between the estimated program reimbursement rates and our standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues and net income by an insignificant amount in each of the years ended December 31, 2022, 2021 and 2020.

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

As of December 31, 2022, Indiana, Alabama, Texas and Florida represented our only areas of significant geographic concentration. Net operating revenues generated by our hospitals in Indiana, as a percentage of consolidated net operating revenues, were 17.3% in 2022, 16.4% in 2021 and 15.0% in 2020. Net operating revenues generated by our hospitals in Alabama, as a percentage of consolidated net operating revenues, were 13.3% in 2022, 13.0% in 2021 and 12.1% in 2020. Net operating revenues generated by our hospitals in Texas, as a percentage of consolidated net operating revenues, were 11.7% in 2022, 11.0% in 2021 and 12.2% in 2020. Net operating revenues generated by our hospitals in Florida, as a percentage of consolidated net operating revenues, were 11.6% in 2022, 12.2% in 2021 and 13.0% in 2020.

Hospital revenues depend upon inpatient occupancy levels, the volume of outpatient procedures and the payment rates for hospital services provided, which are a function of amounts charged, rates negotiated with third-party payors and statutorily determined rates for government payors. Charges and payment rates for routine inpatient services vary significantly depending on the type of service performed and the geographic location of the hospital. In recent years, we have experienced a significant increase in revenue received from outpatient services. We attribute this increase to:

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

Healthcare Reform, including Price Transparency. The healthcare industry is subject to changing political, regulatory, and economic influences that may affect our business. In recent years, the healthcare industry has undergone significant changes, many of which have been aimed at reducing costs and government spending. The U.S. Congress and certain state legislatures have introduced and passed a large number of proposals and legislation affecting the healthcare system, including laws intended to impact access to health insurance. The most prominent of these efforts, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or the Affordable Care Act, affects how healthcare services are covered, delivered and reimbursed. The Affordable Care Act increased health insurance coverage through a combination of public program expansion and private sector health insurance reforms.

The Affordable Care Act has been, and continues to be, subject to legislative and regulatory changes and court challenges. For example, effective January 1, 2019, the financial penalty associated with the Affordable Care Act’s mandate that most individuals enroll in a health insurance plan was effectively eliminated. However, some states have imposed individual health insurance mandates, and other states have explored or offer public health insurance options.

To increase access to health insurance during the COVID-19 pandemic, the American Rescue Plan Act of 2021, or ARPA, enhanced subsidies for individuals eligible to purchase coverage through Affordable Care Act marketplaces. The Inflation Reduction Act, enacted in August 2022, extends these enhanced subsidies through 2025. In addition, in a September 2021 final rule, HHS extended the annual open enrollment period for coverage through federal marketplaces and granted state exchanges flexibility to lengthen their open enrollment periods. These changes and initiatives may impact the number of individuals that elect to obtain public or private health insurance or the scope of such coverage, if purchased.

Of critical importance to us is the potential impact of any changes specific to the Medicaid program, including the funding and expansion provisions of the Affordable Care Act and subsequent legislation or agency initiatives. Historically, the states with the greatest reductions in the number of uninsured adult residents have expanded Medicaid. A number of states have opted out of the Medicaid coverage expansion provisions, but could ultimately decide to expand their programs at a later date. Of the 16 states in which we operated hospitals as of December 31, 2022, nine states have expanded their Medicaid programs. At this time, the other seven states have not, including Florida, Alabama, Tennessee, Mississippi and Texas, where we operated a significant number of hospitals as of December 31, 2022. Some states use, or have applied to use, waivers granted by CMS to implement expansion, impose different eligibility or enrollment conditions, or otherwise implement programs that vary from federal standards. Some of these program changes may reduce the number of Medicaid enrollees in certain states.

Other recent reform initiatives and proposals at the federal and state levels include those focused on price transparency and out-of-network charges, which may impact prices, our competitive position, and the relationships between hospitals, insurers, patients, and ancillary providers (such as anesthesiologists, radiologists, and pathologists). For example, the No Surprises Act imposes various requirements on providers and health plans intended to prevent “surprise” medical bills. It prohibits providers from charging patients an amount beyond the in-network cost sharing amount for services rendered by out-of-network providers (i.e. prohibits “balance billing”), subject to limited exceptions. The No Surprises Act also impacts the payment received by an out-of-network provider from a health plan for items and services to which the balance billing prohibition applies. For items and services for which balance billing is prohibited (even when no balance billing occurs), the No Surprises Act establishes an independent dispute resolution, or IDR, process for providers and payors to handle payment disputes that cannot be resolved through direct negotiations. Regulations implementing the IDR provisions of the No Surprises Act provide that, when making a payment determination, the IDR must consider the qualifying payment amount, or QPA (which is generally the payor’s median contracted rate for the same or similar service in the area), and all additional permissible information submitted by each party. The IDR entity must select the offer that best represents the value of the item or service under dispute. However, the final rule establishing the IDR process is the subject of legal challenges. On February 6, 2023, a federal judge vacated parts of the rule, including provisions related to considerations of the QPA.

The No Surprises Act also requires providers to provide a good faith estimate of expected charges to uninsured or self-pay individuals in connection with scheduled items or services, in advance of the date of the scheduled item or service or upon request of the individual. HHS is delaying enforcement with regard to good faith estimates that do not include expected charges for co-providers or co-facilities until the agency issues additional regulations. If the actual charges to an uninsured or self-pay patient are substantially higher than the estimate or the provider furnishes an item or service that was not included in the good faith estimate, the patient may invoke a patient-provider dispute resolution process established by regulation to challenge the higher amount. The No Surprises Act also requires providers to send an insured patient’s health plan a good faith estimate of expected charges, including billing and diagnostic codes, prior to when the patient is scheduled to receive the item or service. HHS is deferring enforcement of the good faith estimate requirement for insured patients until it issues additional regulations. A number of states have adopted their own healthcare price transparency requirements.

Other trends toward transparency and value-based purchasing may impact the competitive position and patient volumes of providers. For example, the CMS Care Compare website makes available to the public certain data that hospitals submit in connection with Medicare reimbursement claims, including hospital performance data on quality measures and patient satisfaction, and Medicare reimbursement for hospitals is adjusted based on quality and efficiency measures. In addition, hospitals are required by federal regulation to publish online payor-specific negotiated charges and de-identified minimum and maximum charges. Some price transparency obligations apply only to payors. For example, CMS requires health insurers to publish online charges negotiated with providers for healthcare services. Starting January 1, 2023, health insurers must provide online price comparison tools to help individuals get personalized cost estimates for covered items and services. Other industry participants, such as private payors and large employer groups and their affiliates, may also introduce financial or delivery system reforms. For example, in recent years, there have been trends influenced by private and/or public payors toward enrollment in managed care programs, favoring outpatient care over inpatient care, and provider consolidation.

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
•

physician-owned entities (often referred to as physician-owned distributorships) that derive revenue from selling, or arranging for the sale of, implantable medical devices ordered by their physician-owners for use on procedures that physician-owners perform on their own patients at hospitals or ASCs.

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

There are ownership and compensation arrangement exceptions to the self-referral prohibition. CMS has issued regulations that interpret these exceptions and other provisions of the Stark Law. One exception allows a physician to refer patients to a healthcare entity in which the physician has an ownership interest if the entity is located in a rural area, as defined in the statute. There are also exceptions for many of the customary financial arrangements between physicians and providers, including employment contracts, leases and recruitment agreements.

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

Corporate Practice of Medicine; Fee-Splitting. Some states prohibit unlicensed persons or business entities, including corporations, from employing physicians or certain other health professionals. Some states also prohibit direct or indirect payments to, or entering into fee-splitting arrangements with, healthcare providers and unlicensed persons or business entities. Possible sanctions for violations of these restrictions include loss of a healthcare provider’s license, civil and criminal penalties and rescission of business arrangements. These laws vary from state to state, are often vague and have seldom been interpreted by the courts or regulatory agencies. We structure our arrangements with healthcare providers to comply with the relevant state law. However, we cannot provide assurance that governmental officials responsible for enforcing these laws will not assert that we, or transactions in which we are involved, are in violation of these laws. These laws may also be interpreted by the courts in a manner inconsistent with our interpretations.

Emergency Medical Treatment and Active Labor Act. The Emergency Medical Treatment and Active Labor Act, or EMTALA, imposes federal requirements as to the care that must be provided to anyone who comes to facilities providing emergency medical services seeking care before they may be transferred to another facility or otherwise denied care. Sanctions for failing to fulfill these requirements include exclusion from participation in Medicare and Medicaid programs and civil money penalties, which are increased annually based on updates to the consumer price index. In addition, the law creates private civil remedies that enable an individual who suffers personal harm as a direct result of a violation of the law to sue the offending hospital for damages and equitable relief. A medical facility that suffers a financial loss as a direct result of another participating hospital’s violation of the law also has a similar right. Although we believe that our practices are in compliance with the law, we can give no assurance that governmental officials responsible for enforcing the law will not assert we are in violation of this law, or that interpretations of the law will not change. In particular, hospitals may face conflicting interpretations as to the requirements imposed by EMTALA as interpreted by HHS in relation to state laws that limit access to abortion or other reproductive health services. For example, in July 2022, CMS provided guidance regarding EMTALA obligations specific to patients who are pregnant or are experiencing pregnancy loss and the preemption of state law, which the agency subsequently revised. This guidance is the subject of legal challenges, and a federal district court issued a preliminary injunction prohibiting enforcement of the guidance in Texas and as to certain professional groups involved in the litigation.

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

Certificates of Need. The construction of new facilities, the acquisition of existing facilities, significant capital expenditures and the addition of new services at our facilities may be subject to state laws that require prior approval by state regulatory agencies. These certificate of need, or CON, laws generally require that a state agency determine the public need and give approval prior to the construction or acquisition of facilities, significant capital expenditure or the addition of new services. As of December 31, 2022, we operated 62 hospitals in 12 states that have adopted CON laws. If we fail to obtain necessary state approval, we will not be able to expand our facilities, complete acquisitions or significant capital expenditures or add new services in these states. Violation of these state laws may result in the imposition of civil sanctions or the revocation of a provider’s licenses.

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

The MS-DRG payment rates for inpatient acute services are adjusted by an update factor on October 1 of each year, the beginning of the federal fiscal year. The index used to adjust the MS-DRG payment rates, known as the “market basket index,” gives consideration to the inflation experienced by hospitals in purchasing goods and services. MS-DRG payment rates were increased by the “market basket index” update of 2.7% and 4.1% for each of federal fiscal years 2022 and 2023, respectively, subject to certain adjustments. For federal fiscal year 2022, the market basket update was adjusted by the following percentage points: a positive 0.5 adjustment in accordance with the Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, and a 0.7 reduction for the productivity adjustment. For federal fiscal year 2023, the market basket was adjusted by the following percentage points: a positive 0.5 adjustment in accordance with MACRA and a 0.3 reduction for the productivity adjustment. A reduction of 25% of the market basket update occurs if patient quality data is not submitted, and a reduction of 75% of the market basket update occurs for hospitals that fail to demonstrate meaningful use of certified electronic health records, or EHR, technology without receiving a hardship exception. Additional adjustments may apply, depending on patient-specific or hospital-specific factors.

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

In addition, hospitals may qualify for Medicare disproportionate share hospital, or DSH, payment adjustments when their percentage of low-income patients exceeds specified regulatory thresholds. A majority of our hospitals qualify to receive these adjustments. CMS also distributes an additional payment to each DSH hospital for its proportion of uncompensated care costs relative to the uncompensated care amount of other DSH hospitals. The uncompensated care amount is hospital-specific and generally includes charity care and non-Medicare and non-reimbursable Medicare bad debt. The Medicare DSH adjustments and uncompensated care payments as a percentage of net operating revenues were 0.88% and 0.91% for the years ended December 31, 2022 and 2021, respectively.

We also receive Medicare reimbursement for hospital outpatient services through a PPS. Services paid under the hospital outpatient PPS are grouped into ambulatory payment classifications, or APCs. Services for each APC are similar clinically and in terms of the resources they require. APC payment rates are generally determined by applying a conversion factor, which CMS updates annually using a market basket. For calendar year 2022, CMS estimated an increase in hospital outpatient PPS payments of 2.0%. This reflected a market basket increase of 2.7%, with a negative 0.7 percentage point productivity adjustment. For calendar year 2023, CMS estimated an increase in hospital outpatient PPS payments of 3.8%, reflecting a market basket increase of 4.1%, with a negative 0.3 percentage point productivity adjustment. A 2.0 percentage point reduction to the market basket update applies to hospitals that do not submit required patient quality data. We are complying with this data submission requirement.

The Medicare reimbursement we receive may also be affected by broad shifts in payment policy. For example, in recent years, CMS has phased-in an expanded site-neutral payment policy for off-campus provider-based departments paid under the outpatient PPS. Under the policy, all off-campus provider-based departments are paid the Medicare Physician Fee Schedule, or MPFS, -equivalent rate for clinic visits, which is generally lower than the outpatient PPS rate. Before the expanded policy, the MPFS-equivalent rate did not apply to “excepted” provider-based departments. The MPFS-equivalent rate for calendar year 2023 is approximately 40% of the outpatient PPS rate. In addition, in June 2022, the U.S. Supreme Court invalidated past payment cuts for hospitals participating in the 340B Drug Pricing Program. The 340B program allows certain non-profit healthcare organizations to purchase outpatient drugs from pharmaceutical manufacturers at discounted rates. Although our hospitals do not participate in the 340B program, the decision could impact our Medicare reimbursement for both past and future periods. The past payment cuts resulted in increased payments for non-340B hospitals, and it has not yet been determined whether the increased payments to non-340B hospitals may be recouped due to budget neutrality principles. In addition, depending on future Medicare payment policies, non 340B hospitals may receive decreased reimbursement going forward for outpatient drugs and services. For calendar year 2023, CMS finalized the payment rate for drugs acquired through the 340B program in light of the U.S. Supreme Court decision and, as a result of the payment rate change, is implementing a reduction of approximately 3.1% to payment rates for non-drug services under the outpatient PPS for calendar year 2023 to achieve budget neutrality.

CMS uses fee schedules to pay for physician services, physical, occupational and speech therapies, durable medical equipment, clinical diagnostic laboratory services, freestanding surgery center services, and certain other items and services. Under the MPFS, CMS has assigned a national relative value unit, or RVU, to most medical procedures and services that reflects the resources required to provide the services relative to all other services. Each RVU is calculated based on a combination of the time and intensity of work required, overhead expense attributable to the service, and professional liability insurance expense. These elements are each modified by a geographic adjustment factor to account for local practice costs and are then aggregated. To determine the payment rate for a particular service, the sum of the geographically adjusted RVUs is multiplied by a conversion factor. For calendar year 2023, CMS decreased the conversion factor by approximately 4.5%. However, Congress approved a partial offset to this reduction, which will result in a payment reduction of approximately 2.0% for calendar year 2023. The reduction to the physician payment rates is expected to increase in 2024.

CMS requires physicians and certain other healthcare clinicians to participate in one of two tracks under the Quality Payment Program, or QPP, which is a payment methodology intended to reward high-quality patient care. Under both tracks, performance data collected each performance year affects Medicare payments two years later. CMS expects to transition increasing financial risk to providers as QPP evolves. Under the Advanced Alternative Payment Model, or Advanced APM, incentive payments are available based on participation in specific innovative payment models approved by CMS. Providers may earn a Medicare incentive payment and will be exempt from the reporting requirements and payment adjustments imposed under the Merit-Based Incentive Payment System, or MIPS, if the provider has sufficient participation in an Advanced APM. After the 2023 performance year and associated payments in 2025, Advanced APM incentive payments will no longer be available. Instead, qualifying providers may, in the future, receive positive adjustments to their MPFS payment rates. Alternatively, providers may participate in the MIPS track, under which physicians will receive performance-based payment incentives or payment reductions based on their performance with respect to clinical quality, resource use, clinical improvement activities, and meaningful use of EHRs.

Medicaid. Medicaid is a program funded jointly by state and federal governments, and administered by the states, that provides hospital and medical benefits to qualifying low-income individuals. Medicaid enrollment has increased as a result of the COVID-19 pandemic, and the federal government has made available enhanced federal Medicaid funding in response to the pandemic.

Most state Medicaid payments are made under a PPS or under programs that negotiate payment levels with individual hospitals. In addition to the base payment rates for specific claims for services rendered to Medicaid enrollees, states utilize supplemental reimbursement programs to make separate payments that are not specifically tied to an individual’s care. Supplemental payments may be in the form of Medicaid DSH payments, which are intended to offset hospitals’ uncompensated care costs. Medicaid DSH payments as a percentage of our net operating revenues were 0.39% and 0.54% for the years ended December 31, 2022 and 2021, respectively. The Affordable Care Act and subsequent legislation provide for reductions to the Medicaid DSH program, but Congress has delayed the implementation of these reductions. Under current law, Medicaid DSH payments will be reduced by $8.0 billion per year in each of federal fiscal years 2024 through 2027. Supplemental payments may also be in the form of non-DSH payments, such as upper payment limit payments, which are intended to address the difference between Medicaid fee-for-service payments and Medicare reimbursement rates, and payments under other programs that vary by state under Section 1115 waivers. These supplemental reimbursement programs are designed with input from CMS. The programs are generally authorized for a specified period of time and require CMS’s approval to be extended. CMS is considering changes to both types of programs, and we are unable to predict whether or on what terms CMS will extend the supplemental programs in the states in which we operate.

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

In recent years, aspects of existing or proposed Medicaid waiver programs have been subject to legal challenge, resulting in uncertainty. The prior presidential administration increased state flexibility in the administration of Medicaid programs, including by allowing states to condition enrollment on work or other community engagement or to use a block grant funding structure. However, the current presidential administration has implemented policies intended to strengthen Medicaid programs. For example, it has rescinded approvals of waivers for work and community engagement requirements, which have also been rejected by several courts, and is reexamining block grant funding structures. However, a federal court is permitting Georgia to impose work and community engagement requirements under a Medicaid demonstration program that is expected to launch in mid-2023.

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

We maintain policies and procedures to respond to the RAC requests and payment denials. Payment recoveries resulting from RAC reviews and denials are appealable, and we pursue reversal of adverse determinations at appropriate appeal levels. In recent years, there have been significant delays in the assignment of new Medicare appeals to Administrative Law Judges. According to the Office of Medicare Hearings and Appeals, the average processing time in fiscal year 2022 was nearly two years. To ease the backlog of appeals, HHS has taken steps to streamline the process and improve efficiency, such as offering various settlement initiatives. By the end of fiscal year 2022, it had nearly eliminated the backlog. Nevertheless, we may experience significant delays in appealing any RAC payment denials. Depending upon the growth of RAC programs and our success in appealing claims in future periods, our cash flows and results of operations could be negatively impacted.

Accountable Care Organizations. With the aim of reducing healthcare costs by improving quality and operational efficiency, ACOs have gained traction in both the public and private sectors. An ACO is a network of providers and suppliers (including hospitals, physicians and other designated professionals) that work together to invest in infrastructure and redesign delivery processes to achieve high quality and efficient delivery of services. ACOs are intended to produce savings as a result of improved quality and operational efficiency. The Medicare Shared Savings Program seeks to promote accountability and coordination of care for Medicare fee-for-service beneficiaries through the creation of ACOs. Medicare-approved ACOs that achieve quality performance standards established by HHS are eligible to share in a portion of the amounts saved by the Medicare program. HHS has significant discretion to determine key elements of Medicare ACO programs. Certain waivers and exceptions are available from fraud and abuse laws for ACOs.

The Center for Medicare and Medicaid Innovation, or CMS Innovation Center, is responsible for establishing demonstration projects and other initiatives in order to identify, develop, test and encourage the adoption of new methods of delivering and paying for healthcare that create savings under the Medicare and Medicaid programs, while maintaining or improving quality of care. In a strategic report issued in 2021 and updated in 2022, the CMS Innovation Center highlighted the need to accelerate the movement to value-based care and drive broader system transformation. By 2030, the CMS Innovation Center aims to have all fee-for-service Medicare beneficiaries and most Medicaid beneficiaries in a care relationship with accountability for quality and total cost of care. CMS also indicated it will streamline its payment model portfolio and consider how to ensure broad provider participation, including by implementing more mandatory models.

Bundled Payment Initiatives. Providers participating in bundled payment initiatives accept accountability for costs and quality of care by agreeing to receive one payment for services provided to Medicare patients for certain medical conditions or episodes of care. By rewarding providers for increasing quality and reducing costs and penalizing providers if costs exceed a certain amount, bundled payment models are intended to lead to higher quality, more coordinated care at a lower cost to the Medicare program. The CMS Innovation Center has implemented bundled payment models, including the Bundled Payment for Care Improvement Advanced, or BPCI Advanced, initiative, which is expected to run through December 2025. We are participating in BPCI Advanced initiatives in three of our markets. Generally, participation in bundled payment programs is voluntary, but CMS currently requires hospitals in selected markets to participate in bundled payment initiatives for specific orthopedic procedures and end-stage renal disease treatment. A mandatory radiation oncology bundled payment model was expected to begin January 1, 2023, but CMS has delayed its implementation until a future date to be determined by the agency. In its 2021 strategy refresh, the CMS Innovation Center signaled its intent to increase provider participation through implementation of more mandatory models. We expect value-based purchasing programs, including models that condition reimbursement on patient outcome measures, to become more common with both governmental and non-governmental payors.

Supply Contracts

We purchase items, primarily medical supplies, medical equipment and pharmaceuticals, under an agreement with HealthTrust, a GPO in which we are a noncontrolling partner. The current term of this agreement expires in December 2023, with automatic renewal terms of one year unless either party terminates by giving notice of non-renewal. As of December 31, 2022, we had a 13.3% ownership interest in HealthTrust. By participating in this organization, we are able to procure items at competitively priced rates for our hospitals. There can be no assurance that our arrangement with HealthTrust will continue to provide the discounts that we have historically received.

Competition

The hospital industry is highly competitive. The competition among hospitals and other healthcare providers, including urgent care centers and other outpatient providers, for patients has intensified with the implementation of price transparency initiatives and as patients have become more conscious of rising costs and quality of care in their healthcare decision-making process. The majority of our hospitals are located in generally larger non-urban service areas in which we believe we are the primary, if not the sole, provider of general acute care health services. Those hospitals in non-urban service areas may face limited or no direct competition because there are no other hospitals in their primary service areas. However, these hospitals face competition from hospitals outside of their primary service area, including hospitals in urban areas that provide more complex services. Patients in those service areas may travel to these other hospitals for a variety of reasons, including the need for services we do not offer, payor networks that exclude our providers, or physician referrals. Patients who are required to seek services from these other hospitals may subsequently shift their preferences to those hospitals for services we do provide. Our other hospitals, in selected urban service areas, may face competition from hospitals that are more established than our hospitals. Some of our competitors offer services, including extensive medical research and medical education programs, that are not offered by our facilities. In addition, in certain markets where we operate, there are large teaching hospitals that provide highly specialized facilities, equipment and services that may not be available at our hospitals. We also face competition from other specialized care providers, including outpatient surgery, orthopedic, oncology and diagnostic centers. Some competitors are implementing physician alignment strategies, such as employing physicians, acquiring physician practice groups, and participating in ACOs, or other clinical integration models. Cost-reduction strategies by large employer groups and their affiliates may increase this competition. We believe that we will continue to face increased competition in outpatient service models that become more integrated through acquisitions or partnerships between physicians, specialized care providers, and managed care payors.

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

Trends towards transparency and value-based purchasing may impact our competitive position, ability to obtain or maintain favorable contract terms, and patient volumes. CMS publicizes on its Care Compare website data that hospitals submit in connection with Medicare reimbursement claims, including performance data related to quality measures and patient satisfaction surveys. The quality measures that must be reported by providers, some of which impact reimbursement under value-based purchasing initiatives, continue to evolve. In addition, hospitals are required to publish online a list of their standard charges for all items and services, including gross charges, discounted cash prices and payor-specific and de-identified negotiated charges, in a publicly accessible online file. Hospitals are also required to publish a consumer-friendly list of standard charges for certain “shoppable” services (i.e., services that can be scheduled by a patient in advance) and any associated ancillary services or, alternatively, maintain an online price estimator tool. Further, CMS requires health insurers to publish online charges negotiated with providers for healthcare services. Starting January 1, 2023, health insurers must also provide online price comparison tools to help individuals get personalized cost estimates for covered items and services. In addition, the No Surprises Act requires providers to send to an insured patient’s health plan good faith estimates of the expected charges for scheduled items or services, including billing and diagnostic codes, prior to the scheduled date of the items or services. The estimate must cover any item or service that is reasonably expected to be provided together with the primary items or services, including those that may be provided by other providers. HHS is deferring enforcement of the good faith estimate for insured patients until it issues additional regulations. For uninsured or self-pay patients, providers must provide a good faith estimate of expected charges for scheduled items or services, in advance of the date of the scheduled item or service or upon request of the individual. HHS is delaying enforcement with regard to good faith estimates sent to uninsured or self-pay patients that do not include expected charges for co-providers or co-facilities until the agency issues additional regulations. If the actual charges to an uninsured or self-pay patient are substantially higher than the estimate, the patient may invoke a patient-provider dispute resolution process established by regulation to challenge the higher amount.

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

Human Capital

Overview

At December 31, 2022, we had approximately 66,000 employees, including approximately 15,000 part-time employees. References herein to “employees” refer to employees of our affiliates. We are subject to various state and federal laws that regulate wages, hours, benefits and other terms and conditions relating to employment. At December 31, 2022, certain employees at five of our hospitals are represented by various labor unions. It is possible that union organizing efforts will take place at additional hospitals in the future. We consider our employee relations to be good and have not experienced work stoppages that have materially, adversely affected our business or results of operations.

Our industry has been facing unprecedented workforce challenges, which have given rise to significant operating issues for healthcare providers. To address this challenge, we have implemented several initiatives to improve retention, recruiting, compensation programs and productivity. An area that has been particularly challenging for providers is registered nurse, or RN, recruitment and retention. We had a centralized clinical recruiting function in place for a limited number of our markets beginning in 2018, and, by 2022, this recruiting function had been expanded to cover all of our health systems. Our team of recruiters and sourcers focuses primarily on bedside nursing roles, but they also recruit for licensed practical nurse, case management, and director level positions. Our next iteration of this function, which is currently being piloted, will include recruiting for difficult-to-fill allied health positions. Since we have implemented our centralized recruiting function, we have seen an increase in clinical position hires and a decreased time-to-fill for these key patient care roles, which has decreased our level of reliance on higher cost contract labor. In addition to these efforts, we have been working to bring international RNs through the visa process to our hospitals. We have significantly expanded this effort by working with various outside firms specializing in international recruitment, and we are also offering a direct-to-hire model. We believe that these efforts will aid in our ability to take patient transfer requests, shorten emergency department wait times and lessen dependency on high cost contract labor. Finally, we have expanded our hospital-based nursing programs through our partnership with Jersey College and now have seven campuses open in five states with three more expected to open in the second half of 2023. Partnerships with other local nursing programs have also been strengthened across the enterprise to expand clinical faculty and increase enrollment.

Due to the challenges noted above and other factors, our hospitals and other healthcare facilities, like many other healthcare providers, have experienced increased labor costs. We may be required to continue to enhance wages and benefits to recruit and retain nurses and other medical support personnel or to hire more expensive temporary or contract personnel. We also depend on the available labor pool of semi-skilled and unskilled employees in each of the markets in which we operate. In some of our markets, employers across various industries have increased their minimum wage, which has created more competition for this sector of employees. As a result of these and other factors, our labor costs could continue to increase. Moreover, potential changes to federal labor laws and regulations, including those supported by the current presidential administration, could increase the likelihood of employee unionization activity and the ability of employees to unionize. The extent of unionization may affect labor costs in the future. In addition, the states in which we operate could adopt mandatory nurse-staffing ratios or could reduce mandatory nurse-staffing ratios already in place. State-mandated nurse-staffing ratios could significantly affect labor costs, and have an adverse impact on revenues if we are required to limit patient admissions in order to meet the required ratios.

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

Diversity, Equity and Inclusion

We believe that a diverse workforce is a catalyst for positive and consistent patient outcomes and high quality care. With inclusion as our strategy, diversity and equity are the outcomes we expect. Our objective is to recruit and retain a diverse population of employees with respect to their experiences, education, socioeconomic status, race, color, ethnicity, religion, national origin, disability, culture, sexual orientation and gender identity or expression that are reflective of the communities we serve. As of December 31, 2022, approximately 81% of our employees were women and approximately 27% were people of color.

As we strive to deepen our culture of inclusion, our goal is to strengthen our individual and collective cultural competence through both formal training and development programs and by informally sharing lived experiences and relating to one another. We are committed to building a diverse talent pipeline through a variety of venues and programs such as internships, residencies, mentorship programs and by partnering with diverse professional organizations. A Diversity Leadership Committee was formed in 2021 and various actions have been taken with respect to diversity, equity and inclusion objectives such as retaining and developing high potential employees, improving patient experience and outcomes and increasing supplier diversity. We intend to leverage data to inform and measure the effectiveness of our diversity, equity and inclusion efforts over time.

Training and Talent Development

The delivery of high quality patient care is predicated on proper education and continued training. We provide a wide range of development programs and resources to support our employees, including temporary and contract personnel. In this regard, our talent development strategy is facilitated through our Advanced Learning Center platform, or ALC, a web-based portal, which provides employees and contractors access to computer based training courses as well as instructor-led classes. Our ALC provides training in many areas, including clinical, compliance, information technology, employee development, health information management, human resources, workplace safety and security, as well as hands-on resuscitation skills training. We offer continuing education credits for many of these disciplines. We are committed to continue to offer a quality library of training courses, which, at present, consists of approximately 8,300 courses published companywide, with a significant number of additional courses published at local facility levels.

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

We also provide a wide range of other development programs and resources, several of which were initiated and/or expanded in 2022 as part of our Pathways benefit offering. Pathways includes an expanded tuition reimbursement program for all staff looking to further their education in any discipline offered by our health systems, a new student loan repayment program for numerous key clinical roles and reimbursement for licenses and certifications that are required for each individual role. We also have nursing partnerships with education institutions which offer educational pathways to those desiring to become professional nurses; an executive development program, which identifies and develops qualified personnel for leadership-level positions at our healthcare facilities; our Community Leadership Excellence and Development Series, or LEADS, which is a proprietary training program for directors, managers and supervisors at our hospitals; and residency training programs. Moreover, we have provided mental health support for our personnel struggling with the significant emotional impact of caring for patients during the pandemic.

Employee Safety

The safety of our employees is of the utmost importance and is key to the continuous delivery of high quality patient care. We strive to protect our employees through continued communication, data analysis, equipment evaluation and education. Leadership methods which employ a “safety-first” mindset are practiced in our hospitals, including in safety huddles performed regularly by personnel at our hospitals. Each huddle consists of a three-part agenda: (1) a look back at any significant safety or quality issues in the past 24 hours, (2) a look ahead to any anticipated safety or quality issues in the next 24 hours, and (3) a follow-up on safety critical issues requiring a rapid response.

Environmental Matters

We are subject to a number of federal, state and local environmental laws, rules and regulations that govern, among other things, our disposal of medical waste, as well as our use, storage, transportation and disposal of hazardous and toxic materials. In addition, we could be affected by climate change to the extent that climate change results in severe weather conditions or other disruptions impacting the communities in which our facilities are located or adversely impacts general economic conditions, including in communities in which our facilities are located. Moreover, legal requirements regulating greenhouse gas emissions and energy inputs or otherwise associated with the transition to a lower carbon economy may increase in the future, which could increase our costs associated with compliance and otherwise disrupt and adversely affect our operations.

At the current time, our compliance with environmental legal requirements, including legal requirements relating to climate change, does not have a material effect on our capital expenditures, financial results or operations. However, it is possible that future environmental-related developments may impact us, including as a result of climate change and/or new legal requirements associated with the transition to a lower carbon economy, in a manner that we are currently unable to predict.

We recognize the environment is an exhaustible resource and the importance of using the environment and its resources responsibly. We have taken action with respect to various sustainability matters with a focus on the reduction of our carbon footprint, water and energy usage and material waste. For additional information about our ongoing environmental sustainability actions and practices, refer to our most recent Environmental Sustainability Report, which is available in the Company Overview-Sustainability section of our website. Notwithstanding the foregoing, the information on our website, including our most recent Environmental Sustainability Report, is not incorporated by reference into this Form 10-K.

Professional Liability Claims

As part of our business of owning and operating hospitals, we are subject to legal actions alleging liability on our part. To cover claims arising out of the operations of hospitals, we maintain professional liability insurance and general liability insurance on a claims-made basis in excess of those amounts for which we are self-insured, in amounts we believe to be sufficient for our operations. We also maintain umbrella liability coverage for claims which, due to their nature or amount, are not covered by our other insurance policies. However, our insurance coverage does not cover all claims against us or may not continue to be available at a reasonable cost for us to maintain adequate levels of insurance. For a further discussion of our insurance coverage, see our discussion of professional liability claims in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Form 10-K.

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

Summary of Risk Factors

The following is a summary of the risk factors set forth below.

Risks Related to Our Indebtedness

•	Our indebtedness could adversely affect our ability to meet obligations under existing indebtedness or raise additional capital.
•	We may be able to incur substantially more debt.
•	We may not be able to generate sufficient cash to service all of our indebtedness.
•	We have a substantial amount of indebtedness with certain series of our outstanding notes and other debt scheduled to mature in close proximity to each other.
•	Restrictive covenants in the agreements governing our indebtedness may adversely affect us.
•	Higher interest rates could adversely impact us.
•	If we are unable to make payments on our indebtedness, we could be in default under the terms of our indebtedness agreements.

Risks Related to Economic Conditions and the COVID-19 Pandemic

•	Our financial results have been, and may continue to be, adversely impacted by negative macroeconomic conditions.
•	We expect the COVID-19 pandemic to continue to affect our financial performance.
•	It is difficult to predict the ultimate impact of the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, and other stimulus and relief legislation.

Risks Related to Our Business

•	If we are unable to complete divestitures as advisable, our performance could be adversely affected.
•	The impact of past acquisitions, as well as potential future acquisitions, could have a negative effect on our operations.
•	If we are unable to effectively compete, patients could use other hospitals and healthcare providers.
•	We may be adversely affected by consolidation among health insurers and other industry participants.
•	The failure to obtain our medical supplies at favorable prices could cause our operating results to decline.
•	Our revenues may decline if reimbursement rates are reduced or if we do not maintain favorable contract terms with payors.
•	Growth in self-pay volume or deterioration in collectability could adversely affect our financial performance.
•	Some of the non-urban communities in which we operate face challenging economic conditions.
•	The demand for our services can be impacted by factors beyond our control.
•	A future pandemic, epidemic or outbreak of an infectious disease could adversely impact our business.
•	The industry trend towards value-based purchasing may negatively impact our business.
•	Our revenues are somewhat concentrated in a relatively small number of states.

Risks Related to Human Capital

•	Our performance depends on our ability to recruit and retain quality physicians.
•	Our labor costs have been, and may continue to be, adversely affected by competitive labor market conditions and the shortage of qualified nurses and other healthcare personnel.

•	We may be unable to attract, hire and retain a highly qualified and diverse workforce, including key management.

Risks Related to Legal Proceedings

•	We are the subject of various legal, regulatory and governmental proceedings.
•	We could be subject to substantial uninsured liabilities or increased insurance costs as a result of significant legal actions.

Risks Related to Government Regulation

•	We are unable to predict the ultimate impact of health reform initiatives.
•	If we fail to comply with laws and regulations, we could suffer penalties or be required to make changes to our operations.
•	If there are delays in regulatory updates by governmental entities, we may experience volatility in our operating results.
•	Any failure to comply with legal requirements governing the privacy and security of health information could adversely affect us.
•

If our adoption and utilization of EHR systems fails to satisfy HHS standards or if we fail to comply with interoperability requirements, our business and financial results could be adversely affected.

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

We have a significant amount of indebtedness, which is more fully described in the Liquidity and Capital Resources section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Form 10-K and Note 6 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this Form 10-K. The maximum aggregate principal amount under the ABL Facility is $1.0 billion, subject to borrowing base capacity. At December 31, 2022, we had outstanding borrowings of $53 million and approximately $852 million of additional borrowing capacity (after taking into consideration $83 million of outstanding letters of credit) under the ABL Facility.

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

•

some of our borrowings, including any borrowings under the ABL Facility, accrue interest at variable rates, exposing us to the risk of increased interest rates, which risk is heightened by the current high interest rate environment;

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

We and our subsidiaries have the ability to incur substantial additional indebtedness in the future, subject to restrictions contained in the ABL Facility and the indentures governing our outstanding notes. The maximum aggregate principal amount under the ABL Facility is $1.0 billion, subject to borrowing base capacity. At December 31, 2022, we had outstanding borrowings of $53 million and approximately $852 million of additional borrowing capacity (after taking into consideration $83 million of outstanding letters of credit) under the ABL Facility. The aggregate amount we may draw under the ABL Facility may not exceed the “borrowing base” (as calculated thereunder) less outstanding letters of credit thereunder, which fluctuates from time to time. Aside from the ABL Facility, our ability to incur other additional secured debt (other than secured debt used to refinance existing secured debt) is highly limited by certain of the indentures governing our outstanding notes. If additional indebtedness is added to our current debt levels, the related risks that we currently face related to indebtedness as noted in this section could increase.

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

Our subsidiaries are permitted under the terms of our indebtedness to incur additional indebtedness that may restrict payments from those subsidiaries to us. The agreements governing the current and future indebtedness of our subsidiaries may not permit those subsidiaries to provide us with sufficient cash to fund payments on our indebtedness when due. Our non-guarantor subsidiaries are separate and distinct legal entities, and they have no obligation, contingent or otherwise, to pay amounts due under the terms of our indebtedness or to make any funds available to pay those amounts, whether by dividend, distribution, loan or other payment. If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. Our ability to refinance our indebtedness on favorable terms, or at all, is directly affected by the then current macroeconomic conditions, financial and capital market conditions as well as the then current interest rate environment. In addition, our ability to incur additional secured indebtedness (which would generally enable us to achieve better pricing than the incurrence of unsecured indebtedness) depends in part on the value of our assets, which depends, in turn, on the strength of our cash flows and results of operations, and on economic and market conditions and other factors. We may find it necessary or prudent to refinance certain of our outstanding indebtedness, the terms of which may not be favorable to us.

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

Higher interest rates could increase the cost of refinancing our indebtedness and could cause our debt service obligations to increase significantly.

The current high interest rate environment could adversely impact us. If interest rates remain at their current elevated levels or continue to increase, this could adversely impact our ability to refinance existing indebtedness or obtain additional debt financing on acceptable terms or at all, and otherwise could increase our debt service obligations in connection with future debt refinancings. In addition, any borrowings under the ABL Facility are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on such variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. As of December 31, 2022, we had outstanding borrowings of $53 million under the ABL Facility.

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

Risks Related to Economic Conditions and the COVID-19 Pandemic

Our financial results have been, and may continue to be, adversely impacted by negative macroeconomic conditions.

Economic conditions in the United States continue to be challenging in various respects, and the United States economy continues to experience significant inflationary pressures, elevated interest rates, challenging labor market conditions, and disruptions to supply networks. Taking into account these factors, we have incurred, and may continue to incur, increased expenses arising from factors such as wage inflation for permanent employees and increased rates for and utilization of temporary contract labor (including contract nursing personnel), and have also experienced unfavorable changes in payor mix, declines in patient volumes and lower overall acuity of inpatient admissions and surgeries. These factors had an unfavorable impact on our financial results during the year ended December 31, 2022, and may have an unfavorable impact on our financial results in future periods which could be material. Moreover, if economic conditions in the United States significantly deteriorate, any such developments could materially and adversely affect our results of operations, financial position, and/or our cash flows.

Other risks we face during periods of economic weakness include potential declines in the population covered under commercial insurance agreements, increased patient decisions to postpone or cancel elective and nonemergency healthcare procedures (including delaying surgical procedures), which may lead to poorer health and higher acuity interventions, potential increases in the uninsured and underinsured populations, increased adoption of health plan structures that shift financial responsibility to patients, and increased difficulties in collecting patient receivables for copayment and deductible receivables. In addition, negative macroeconomic conditions in the United States have resulted in, and may continue to result in, increased budget deficits at federal, state and local governmental levels, which may continue to negatively impact spending for health and human service programs, including Medicare, Medicaid and similar programs, which represent significant third-party payor sources for our healthcare facilities. Moreover, it is difficult to predict whether, when, or what additional deficit reduction initiatives may be proposed by Congress, but future legislation may include additional Medicare spending reductions, which may adversely affect our business and financial results due to our reliance on Medicare payments. Further, there is ongoing uncertainty regarding the federal budget and federal spending levels, including the possible impacts of a failure to increase the “debt ceiling.” Any U.S. government default on its debt could have broad macroeconomic effects. In addition, negative macroeconomic conditions in the United States (including elevated interest rates) have had, and may continue to have, an adverse impact on capital market conditions, which could limit our ability to refinance existing indebtedness or obtain additional debt or equity financing on acceptable terms or at all.

We expect the COVID-19 pandemic to continue to affect our financial performance, and such pandemic could have material adverse effects on our results of operations, financial condition, and/or our cash flows if it causes public health and/or economic conditions in the United States to deteriorate.

As a provider of healthcare services, we have been, and may continue to be, affected by the public health and economic effects of the COVID-19 pandemic. Although vaccines and booster shots for the COVID-19 virus are widely available in the United States, COVID-19 has continued to result in a significant number of hospitalizations, and the future course of the pandemic remains uncertain.

We have implemented considerable safety measures within our hospitals in response to COVID-19. Nonetheless, treatment of COVID-19 has associated risks, which may include the manner in which patients, physicians, nurses and other medical personnel perceive and respond to such risks. These risks may result in reduced operating capacity, impaired employee morale, labor unrest and/or other workforce disruptions. Moreover, during the pandemic, we believe that some individuals have elected to postpone medical care for an undetermined period of time in a manner that has adversely impacted our patient volumes in comparison to pre-pandemic levels.

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

CMS issued an interim final rule in November 2021 that requires COVID-19 vaccinations for workers in most Medicare and Medicaid certified providers and suppliers, including our hospitals. On January 13, 2022, the U.S. Supreme Court issued a decision allowing the CMS COVID-19 vaccine mandate to go into effect immediately. The rule applies to all staff, including clinical staff, individuals providing services under arrangements, volunteers, and staff who are not involved in direct patient care, subject to approved religious and medical exemptions. Additionally, some states have implemented, or may implement in the future, vaccine mandates with respect to healthcare personnel. It is difficult to predict the impact that these vaccine mandates may have on us. However, these vaccine mandates may result in employee attrition and the loss of personnel who are unvaccinated, which could adversely affect our business and results of operations.

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

While we are not able to fully quantify the impact that the COVID-19 pandemic will have on our future financial results, developments related to the pandemic may continue to affect our financial performance. Moreover, if public health conditions related to the COVID-19 pandemic significantly worsen, any such developments could materially and adversely affect our results of operations, financial position, and/or our cash flows. The ongoing impact of the pandemic on our financial results will depend on, among other factors, the duration and severity of the pandemic, the impact of the pandemic on economic conditions, the volume of canceled or rescheduled procedures at our facilities, the volume of COVID-19 patients cared for across our health systems, the timing, availability, and acceptance of effective medical treatments, the availability, acceptance of and need for vaccines (including additional dosages of vaccines), the spread of potentially more contagious and/or virulent forms of the virus, including any variants of the virus that may be resistant to currently available vaccines, the availability of and processing times for tests, and the impact of government actions on the hospital industry and broader economy, including through existing and any future stimulus efforts as well as vaccine and testing requirements. The COVID-19 pandemic continues to evolve, and we may not be able to predict or effectively respond to future developments.

It is difficult to predict the ultimate impact of the CARES Act and other stimulus and relief legislation or the effect that such legislation and other governmental responses intended to assist providers in responding to COVID-19 may have on our business.

In response to the COVID-19 pandemic, federal and state governments have passed legislation, promulgated regulations and taken other administrative actions intended to assist healthcare providers in providing care to COVID-19 and other patients during the public health emergency and to provide financial relief. Together, the CARES Act, the Paycheck Protection Program and Health Care Enhancement Act, or the PPPHCE Act, the Consolidated Appropriations Act, or the CAA, and the ARPA, authorized over $186 billion in funding to be distributed to eligible healthcare providers. These funds are intended to reimburse eligible providers, including public entities and Medicare- and/or Medicaid-enrolled providers and suppliers, for lost revenues and healthcare related expenses attributable to COVID-19. Recipients are not required to repay these funds, provided that they attest to and comply with certain terms and conditions, including limitations on balance billing, not using funds received from the PHSSEF to reimburse expenses or losses that other sources are obligated to reimburse and audit and reporting requirements. HHS’ interpretation of the underlying terms and conditions may continue to evolve, and additional guidance or new or amended interpretations of existing guidance on such underlying terms and conditions may result in our inability to recognize additional PHSSEF payments or may result in the derecognition of amounts previously recognized, which (in any such case) may be material. To the extent that any unrecognized PHSSEF payments that have been or may be received by us do not qualify for reimbursement based on our future operations, we may be required to return such unrecognized payments to HHS following the end of the COVID-19 pandemic or other future time as may be determined by HHS guidance. Further, we may be subject to or incur costs from related government actions including payment recoupment, audits and inquiries by governmental authorities, and criminal, civil or administrative penalties.

The CARES Act and related legislation also have made other forms of financial assistance available to healthcare providers, including through Medicare and Medicaid payments adjustments, such as a 20% add-on payment for hospital inpatient care provided to patients with COVID-19 and delays of Medicaid DSH reductions, and expansion of the Medicare Accelerated and Advance

Payment Program. Providers indirectly benefit from a temporary increase in federal funds for state Medicaid expenditures for states that maintain continuous Medicaid enrollment, among other requirements. However, the continuous coverage requirement expires as of April 1, 2023, and the increase in federal funding will be phased out through calendar year 2023. Expiration of the continuous coverage requirement may lead to Medicaid coverage disruptions and dis-enrollments of current Medicaid enrollees.

As another way to offer financial relief to providers, Congress temporarily suspended the Medicare sequestration payment adjustment, which would have otherwise reduced payments to Medicare providers by 2% as required by the Budget Control Act of 2011, or the BCA. The sequestration adjustment was phased back in with a 1% reduction beginning April 1, 2022, and returned to 2% on July 1, 2022. The BCA sequestration has been extended through the first six months of 2032. The ARPA, in addition to providing funding for healthcare providers, increases the federal budget deficit in a manner that triggers an additional statutorily mandated sequestration under the Pay-As-You-Go Act of 2010, or the PAYGO Act. As a result, an additional payment reduction of up to 4% was required to take effect in January 2022. However, Congress has delayed implementation of this payment reduction until 2025.

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

Many of the federal and state legislative and regulatory measures allowing for flexibility in delivery of care and various financial supports for healthcare providers are available only for the duration of the COVID-19 public health emergency. Most states have ended their state-level emergency declarations. The current HHS declaration expires May 11, 2023. The presidential administration has indicated that the public health emergency will not be extended. Termination of the public health emergency may impact our operations and financial results. For example, the 20% add-on payment for hospital inpatient care provided to patients diagnosed with COVID-19 will end.

There is still uncertainty regarding the magnitude and timing of any future payments or benefits that we may receive or realize under the CARES Act and other stimulus and relief legislation passed in response to the COVID-19 pandemic. However, we do not expect to receive or recognize any significant level of payments or benefits under the CARES Act and other existing legislation in future periods, which may adversely impact our business and financial results in comparison to prior periods in which a higher level of payments and benefits were received.

Risks Related to Our Business

If we are unable to complete divestitures as we may deem advisable, our results of operations and financial condition could be adversely affected.

We may give consideration to divesting certain of our hospitals and non-hospital businesses. Generally, these hospitals and non-hospital businesses are not in one of our strategically beneficial service areas, are less complementary to our business strategy and/or have lower operating margins. In addition, we continue to receive interest from potential acquirers for certain of our hospitals and non-hospital businesses. As such, we may sell additional hospitals and/or non-hospital businesses if we consider any such disposition to be in our best interests. However, there is no assurance that potential divestitures will be completed or, if they are completed, the aggregate amount of proceeds we will receive, that potential divestitures will be completed within our targeted timeframe, or that potential divestitures will be completed on terms favorable to us.  Moreover, the current negative macroeconomic environment may make it more difficult for us to complete divestitures on acceptable terms, or at all. Additionally, the results of operations for these hospitals and non-hospital businesses that we may divest and the potential gains or losses on the sales of those businesses may adversely affect our results of operations. We may also incur asset impairment charges related to potential or completed divestitures that reduce our profitability. In addition, after entering into a definitive agreement, we may be subject to the satisfaction of pre-closing conditions as well as necessary regulatory and governmental approvals, which, if not satisfied or obtained, may prevent us from completing the sale. Divestitures may also involve continued financial exposure related to the divested business, such as through indemnities or retained obligations, that present risk to us.

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

If we are unable to effectively compete, patients could use other hospitals and healthcare providers, and our business may be adversely impacted.

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

At December 31, 2022, 30 of our hospitals competed with more than one other non-affiliated hospital in their respective primary service areas. In most markets in which we are not the sole provider of general acute care health services, our primary competitor is a municipal or not-for-profit hospital. These hospitals are owned by tax-supported governmental agencies or not-for-profit entities supported by endowments and charitable contributions. These hospitals are exempt from sales, property and income taxes. Such exemptions and support are not available to our hospitals and may provide the tax-supported or not-for-profit entities an advantage in funding general and capital expenditures and offering services more specialized than those available at our hospitals. If our competitors are better able to attract patients with these offerings, we may experience an overall decline in patient volume.

Trends toward transparency and value-based purchasing may have an impact on our competitive position, ability to obtain and maintain favorable contract terms, and patient volumes in ways that are difficult to predict. The CMS Care Compare website makes available to the public certain data that hospitals submit in connection with Medicare reimbursement claims, including performance data related to quality measures and patient satisfaction surveys. Further, every hospital must establish and update annually a public, online listing of the hospital’s standard charges for all items and services, including discounted cash prices and payor-specific charges, and must also publish a consumer-friendly list of standard charges for certain “shoppable” services or, alternatively, maintain an online price estimator tool for the shoppable services. HHS also requires health insurers to publish online charges negotiated with providers for healthcare services, and starting January 1, 2023, health insurers must provide online price comparison tools to help individuals get personalized cost estimates for covered items and services. If any of our hospitals achieve poor results (or results that are lower than our competitors) on the quality measures or on patient satisfaction surveys, or if our standard charges are higher than our competitors, we may attract fewer patients.

The No Surprises Act creates additional price transparency requirements that may impact our competitive position, including requiring providers to send uninsured or self-pay patients (in advance of the date of the scheduled item or service or upon request) and health plans of insured patients a good faith estimate of the expected charges and diagnostic codes prior to the scheduled date of the service or item. Until HHS issues additional regulations, the agency is deferring enforcement of the good faith estimate requirement for insured patients, and is also deferring enforcement with regard to good faith estimates sent to uninsured or self-pay patients that do not include expected charges for co-providers or co-facilities. It is unclear how price transparency requirements and similar initiatives will affect consumer behavior, our relationships with payors, or our ability to set and negotiate prices.

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

We have a participation agreement with HealthTrust, a GPO. The current term of this agreement extends through December 2023, with automatic renewal terms of one year unless either party terminates by giving notice of non-renewal. GPOs attempt to obtain favorable pricing on medical supplies with manufacturers and vendors, sometimes by negotiating exclusive supply arrangements in exchange for discounts. To the extent these exclusive supply arrangements are challenged or deemed unenforceable, we could incur higher costs for our medical supplies obtained through HealthTrust. Further, costs of supplies and drugs may continue to increase due to market pressure from pharmaceutical companies and new product releases. The COVID-19 pandemic continues to cause increased demand for certain medical supplies, which has resulted in, and may continue to result in, higher costs and supply shortages. Also, there can be no assurance that our arrangement with HealthTrust will provide the discounts we expect to achieve.

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

During the year ended December 31, 2022, 35.7% of our net operating revenues came from the Medicare and Medicaid programs. However, as federal healthcare expenditures continue to increase and state governments continue to face budgetary shortfalls, federal and state governments have made, and continue to make, significant changes in the Medicare and Medicaid programs, including reductions in reimbursement levels. In addition, CMS may implement changes through new or modified demonstration projects authorized pursuant to Medicaid waivers. Some of these changes have decreased, or could decrease, the amount of money we receive for our services relating to these programs.

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

Limitations on balance billing may also reduce the amount that hospitals and other providers are able to collect for out-of-network services.  For example, the No Surprises Act prohibits providers from charging patients an amount beyond the in-network cost sharing amount for services rendered by out-of-network providers, subject to limited exceptions. For services for which balance billing is prohibited (even when no balance billing occurs), the No Surprises Act includes provisions that may limit the amounts received by out-of-network providers by health plans, and also establishes an IDR process for providers and payors to handle payment disputes that cannot be resolved through direct negotiation. In August 2022, HHS, together with other government agencies, issued a final rule to implement the IDR provisions of the No Surprises Act, updating an interim final rule published in 2021. The regulations provide that, when making a payment determination, the IDR must consider the QPA (which is generally the payor’s median contracted rate for the same or similar service in an area) and all additional permissible information submitted by each party. The IDR entity must select the offer that best represents the value of the item or service under dispute. The final rule establishing the IDR process is currently the subject of legal challenges, which many result in delays in claim resolution.

In addition, price transparency initiatives, such as those included in the No Surprises Act and other federal and state laws and regulations, may impact our ability to obtain or maintain favorable contract terms. For example, the No Surprises Act requires providers to send health plans of insured patients a good faith estimate of the expected charges and diagnostic codes prior to the scheduled date of the service or item. HHS is deferring enforcement of certain requirements related to good faith estimates until the agency issues additional regulations. Further, hospitals are required to publish online payor-specific negotiated charges and de-identified minimum and maximum charges. In addition, starting January 1, 2023, health insurers must provide online price comparison tools to help individuals get personalized cost estimates for covered items and services.

During the year ended December 31, 2022, 63.6% of our net operating revenues came from commercial payors. Our contracts with payors require us to comply with a number of terms related to the provision of services and billing for services. If we are unable to negotiate increased reimbursement rates, maintain existing rates or other favorable contract terms, effectively respond to payor cost controls and reimbursement policies or comply with the terms of our payor contracts, the payments we receive for our services may be reduced. Also, we are increasingly involved in disputes with payors and experience payment denials, both prospectively and retroactively. In addition, enrollment of individuals in high-deductible health plans, sometimes referred to as consumer-directed plans, has increased over the last decade. In comparison to traditional health plans, these plans tend to have lower reimbursement rates for providers along with higher co-pays and deductibles due from the patient, which subjects us to increased collection cost and risk. Further, high-deductible health plans may exclude our hospitals and employed physicians from coverage.

If we experience continued growth in self-pay volume and revenues or if we experience deterioration in the collectability of patient responsibility accounts, our financial condition or results of operations could be adversely affected.

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

In recent years, federal and state legislatures have considered or passed various proposals impacting or potentially impacting the size of the uninsured population. For example, early COVID-related legislation authorized a temporary increase in federal funds for state Medicaid expenditures in states that maintain continuous Medicaid enrollment, among other requirements. However, the continuous coverage requirement expires as of April 1, 2023, and the increase in federal funding will be phased out through calendar year 2023. Expiration of the continuous coverage requirement may lead to Medicaid coverage disruptions and dis-enrollments of current Medicaid enrollees. Furthermore, the number and identity of states that choose to expand or otherwise modify Medicaid programs and the terms of expansion and other program modifications continue to evolve. The ARPA provides additional financial incentives to expand Medicaid for states that have not already done so, temporarily increases the value of premium tax credit subsidies for subsidy-eligible individuals purchasing health insurance coverage through the federal and state-run marketplaces and expands eligibility for the tax credit subsidies to more individuals. The Inflation Reduction Act, enacted in August 2022, extends the enhanced subsidies through 2025. In addition, although the federal financial penalty associated with the Affordable Care Act’s mandate that individuals enroll in an insurance plan has been effectively eliminated, some states have imposed individual health insurance mandates with financial penalties for noncompliance. Other states have explored or offer public health insurance options. These variables, among others, make it difficult to predict the number of uninsured individuals and what percentage of our total revenue will be comprised of self-pay revenues.

We may be adversely affected by the growth in patient responsibility accounts as a result of the adoption of plan structures, including health savings accounts, narrow networks and tiered networks, that shift greater responsibility for care to individuals through greater exclusions and copayment and deductible amounts. Further, our ability to collect patient responsibility accounts may be limited by statutory, regulatory and investigatory initiatives, including private lawsuits directed at hospital charges and collection practices for uninsured and underinsured patients and regulatory restrictions on charges for out-of-network services. For example, the No Surprises Act requires providers to send uninsured and self-pay patients a good faith estimate of expected charges for items and services. The estimate must cover items and services that are reasonably expected to be provided together with the primary item or services, including those that may be provided by other providers. If the uninsured or self-pay patient receives a bill that is substantially greater than the expected charges in the good faith estimate or the provider furnishes an item or service that was not included in the good faith estimate, they may initiate a patient-provider dispute resolution process established by regulation. In addition, a deterioration of economic conditions in the United States could potentially lead to higher levels of uninsured patients, result in higher levels of patients covered by lower paying government programs, result in fiscal uncertainties for both government payors and private insurers and/or limit the economic ability of patients to make payments for which they are responsible. If we experience continued growth in self-pay volume or deterioration in collectability of patient responsibility accounts, our financial condition or results of operations could be adversely affected.

Some of the non-urban communities in which we operate face challenging economic conditions, and the failure of certain employers, or the closure of certain manufacturing and other facilities in our markets, could have a disproportionate impact on our hospitals.

Some of the non-urban communities in which we operate have been facing particularly challenging economic conditions, which in certain instances predate, and are broader than, the current negative macroeconomic conditions impacting the United States economy. In addition, the economies in the non-urban communities in which our hospitals primarily operate are often dependent on a small number of large employers, especially manufacturing or similar facilities. These employers often provide income and health insurance for a disproportionately large number of community residents who may depend on our hospitals for care. The failure of one or more large employers, or the closure or substantial reduction in the number of individuals employed at manufacturing or other facilities located in or near many of the non-urban communities in which our hospitals primarily operate, could cause affected employees to move elsewhere for employment or lose insurance coverage that was otherwise available to them. When patients are experiencing personal financial difficulties or have concerns about general economic conditions, they may delay or forgo elective procedures, choose to seek care in emergency rooms and purchase high-deductible insurance plans or no insurance at all, which increases a hospital’s dependence on self-pay revenue and may adversely affect our results of operations.

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

In addition, certain of our facilities are located in hurricane-prone coastal regions in Florida and other states, and our operations may be adversely impacted by hurricanes, tornadoes, winter storms, and other severe weather conditions (such as was the case with Hurricane Ian, which adversely impacted our financial results during the third and fourth quarter of 2022), which adverse weather conditions may be more frequent and/or severe as the result of climate change.  Moreover, we could be affected by climate change and other environmental issues to the extent such issues adversely affect the general economy, adversely impact our supply chain or increase the costs of supplies needed for our operations, or otherwise result in disruptions impacting the communities in which our facilities are located. In addition, legal requirements regulating greenhouse gas emissions and energy inputs or otherwise associated with the transition to a lower carbon economy may increase in the future, which could increase our costs associated with compliance and otherwise disrupt and adversely affect our operations. The impact of these or other factors beyond our control could have an adverse effect on our business, financial position and results of operations.

A future pandemic, epidemic or outbreak of an infectious disease in the markets in which we operate or that otherwise impacts our facilities could adversely impact our business.

If a future pandemic, epidemic, or outbreak of an infectious disease or other public health crisis were to affect our markets, our business could be adversely affected. Any such crisis could diminish the public trust in healthcare facilities, especially hospitals that fail to accurately or timely diagnose, or that are treating (or have treated) patients affected by, contagious diseases. If any of our facilities were involved in treating patients for such a contagious disease, other patients might cancel elective procedures or fail to seek needed care at our facilities. Patient volumes may decline or volumes of uninsured and underinsured patients may increase, depending on the economic circumstances surrounding the pandemic, epidemic, or outbreak. Further, any such pandemic might adversely impact our business by causing a temporary shutdown or diversion of patients, by disrupting or delaying production and delivery of materials and products in the supply chain or by causing staffing shortages in our facilities. Although we have disaster plans in place and operate pursuant to infectious disease protocols, the potential impact, as well as the public’s and government’s response to, of any such future pandemic, epidemic or outbreak of an infectious disease with respect to our markets or our facilities is difficult to predict and could adversely impact our business.

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

HHS has focused on tying Medicare payments to quality or value through alternative payment models, which generally aim to make providers attentive to the quality and cost of care they deliver to patients. Examples of alternative payment models include ACOs and bundled payment arrangements. An ACO is a care coordination model intended to produce savings as a result of improved quality and operational efficiency. In bundled payment models, providers receive one payment for services provided to patients for certain medical conditions or episodes of care, accepting accountability for costs and quality of care. Providers may receive supplemental Medicare payments or owe repayments to CMS depending on whether spending exceeds or falls below a specified spending target and whether certain quality standards are met. Generally, participation in Medicare bundled payment programs is voluntary, but CMS currently requires hospitals in selected markets to participate in bundled payment initiatives for specific orthopedic procedures and end-stage renal disease treatment. A mandatory radiation oncology bundled payment model was expected to begin January 1, 2023, but CMS has indefinitely delayed its implementation.

In a strategic report issued in 2021 and updated in 2022, the CMS Innovation Center highlighted the need to accelerate the movement to value-based care and drive broader system transformation. By 2030, the CMS Innovation Center aims to have all fee-for-service Medicare beneficiaries and the vast majority of Medicaid beneficiaries in an accountable care relationship with providers who are responsible for quality and total medical costs. The CMS Innovation Center signaled its intent to streamline its payment models and to increase provider participation through implementation of more mandatory models.

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

Our revenues are somewhat concentrated in a relatively small number of states, which makes us particularly sensitive to regulatory and economic changes in those states.

Our revenues are particularly sensitive to regulatory and economic changes in states in which we generate a significant portion of our revenues, including Indiana, Alabama, Texas and Florida. Accordingly, any change in the current demographic, economic, competitive, or regulatory conditions in these states could have an adverse effect on our business, financial condition, or results of operations. Changes to the Medicaid programs in these states could also have an adverse effect on our business, financial condition, results of operations, or cash flows. For example, the Texas Waiver Program, which provides funding for uncompensated care and delivery system reform initiatives, is operated under a waiver granted pursuant to Section 1115 of the Social Security Act. The Texas waiver continues through 2030, but a separate directed payment program for hospitals in Texas expires August 31, 2023. If Texas is unable to obtain future extensions or other approvals of the directed payment program or similar programs, our revenues could be negatively impacted. In recent years, aspects of existing or proposed Medicaid waiver programs have been subject to legal challenge. The state has submitted an amendment to the Texas Waiver Program addressing postpartum coverage, and may propose other amendments in the future. It is difficult to predict whether and how Medicaid programs, including their waiver programs, might be modified, extended or eliminated, any of which could negatively impact our revenues.

Risks Related to Human Capital

Our performance depends on our ability to recruit and retain quality physicians.

The success of our healthcare facilities depends in part on the number and quality of the physicians on the medical staffs of our healthcare facilities, our ability to employ quality physicians, the admitting and utilization practices of employed and independent physicians, maintaining good relations with those physicians and controlling costs related to the employment of physicians. Although we employ some physicians, physicians are often not employees at our healthcare facilities at which they practice. In many of the markets we serve, many physicians have admitting privileges at other healthcare facilities in addition to our healthcare facilities. Such physicians may terminate their affiliation with or employment by our healthcare facilities at any time. Moreover, we are facing increased competition from health insurers and private equity-back companies seeking to acquire or affiliate with physicians or physician practices.

In addition, we may face increased challenges recruiting and retaining quality physicians as the physician population reaches retirement age, especially if there is a shortage of physicians willing and able to provide comparable services. In some markets, physician recruitment and retention may be affected by a shortage of physicians in certain specialties or the difficulties physicians may experience in obtaining professional liability insurance. The types, amount and duration of compensation and assistance we can provide when recruiting physicians are limited by the federal Physician Self-Referral Law (commonly known as the Stark Law), the federal Anti-Kickback Statute, similar state laws and implementing regulations. If we are unable to provide adequate support personnel or technologically advanced equipment and facilities that meet the needs of those physicians and their patients, our ability to recruit and retain quality physicians may be negatively impacted.

Our performance and labor costs have been, and may continue to be, adversely affected by challenging labor market conditions and the shortage of qualified nurses and other healthcare personnel.

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

The healthcare industry has been experiencing a challenging labor market arising out of current macroeconomic conditions and the COVID-19 pandemic, and our hospitals and other healthcare facilities, like many other healthcare providers, have experienced increased labor costs. In some markets in which we operate, a shortage of available nurses, other healthcare professionals and medical support personnel has been a significant operating issue for healthcare providers, which has been exacerbated by current labor market conditions as noted above. Due to such challenges and other factors, our hospitals and other healthcare facilities, like other healthcare providers, have experienced increased labor costs. We may be required to continue to enhance wages and benefits to recruit and retain nurses, other healthcare professionals and medical support personnel, and/or to hire more expensive temporary or contract personnel. In addition, to the extent we are unable to maintain sufficient staffing levels at our hospitals, we may be required to limit the acute healthcare services provided at certain of our hospitals, which would have a corresponding adverse effect on our net revenues. We also depend on the available labor pool of semi-skilled and unskilled employees in each of the markets in which we operate. In some of our markets, employers across various industries have increased their minimum wage, which has created more competition for this sector of employees. The impact of labor shortages across the healthcare industry may result in other healthcare facilities, such as nursing homes, limiting admissions, which may constrain our ability to discharge patients to such facilities and further exacerbate the demand on our resources.

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

We may be unable to attract, hire, and retain a highly qualified and diverse workforce, including key management.

At December 31, 2022, certain employees at five of our hospitals were represented by various labor unions. While we have not experienced work stoppages to date that have material and adversely affected our business or results of operations, increased or ongoing labor union activity could adversely affect our labor costs or otherwise adversely impact us. In addition, when negotiating collective bargaining agreements with unions, whether such agreements are renewals or first contracts, there is the possibility that strikes could occur during the negotiation process, and our continued operation during any strikes could increase our labor costs and otherwise adversely impact us. Finally, potential changes to federal labor laws and regulations, including those supported by the current presidential administration, could increase the likelihood of employee unionization activity and the ability of employees to unionize, which could adversely impact our operations and financial results.

If our labor costs continue to increase, we may not be able to raise rates to offset these increased costs. Because a significant percentage of our revenues consists of fixed, prospective payments, our ability to pass along increased labor costs is constrained. In the event we are not entirely effective at recruiting and retaining qualified facility management, nurses and other medical support personnel, or in controlling labor costs, this could continue to have an adverse effect on our results of operations.

Risks Related to Legal Proceedings

We are the subject of various legal, regulatory and governmental proceedings that, if resolved unfavorably, could have an adverse effect on us, and we may be subject to other loss contingencies, both known and unknown.

We are a party to various legal, regulatory and governmental proceedings and other related matters. Those proceedings include, among other things, government investigations. In addition, we are and may become subject to other loss contingencies, both known and unknown, which may relate to past, present and future facts, events, circumstances and occurrences. Should an unfavorable outcome occur in connection with our current or potential future legal, regulatory or governmental proceedings or other loss contingencies, or if we become subject to any such loss contingencies in the future, there could be an adverse impact on our financial position, results of operations and liquidity.

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

Physicians, hospitals and other healthcare providers have become subject to an increasing number of legal actions alleging professional liability, product liability, or related legal theories. Even in states that have imposed caps on damages, litigants are seeking recoveries under new theories of liability that might not be subject to the caps on damages. Many of these actions involve large claims and significant defense costs. To protect us from the cost of these claims, we maintain claims-made professional liability insurance and general liability insurance coverage in excess of those amounts for which we are self-insured. This insurance coverage is in amounts that we believe to be sufficient for our operations; however, our insurance coverage may not continue to be available at a reasonable cost for us to maintain adequate levels of insurance. Additionally, our insurance coverage does not cover all claims against us, such as fines, penalties, or other damage and legal expense payments resulting from qui tam lawsuits. We cannot predict the outcome of current or future legal actions against us or the effect that judgments or settlements in such matters may have on us or on our insurance costs. Additionally, all professional and general liability insurance we purchase is subject to policy limitations. If the aggregate limit of any of our professional and general liability policies is exhausted, in whole or in part, it could deplete or reduce the limits available to pay any other material claims applicable to that policy period. Furthermore, one or more of our insurance carriers could become insolvent and unable to fulfill its or their obligations to defend, pay or reimburse us when those obligations become due. In that case, or if payments of claims exceed our estimates or are not covered by our insurance, it could have an adverse effect on our business, financial condition or results of operations.

Risks Related to Government Regulation

We are unable to predict the ultimate impact of health reform initiatives on our business.

In recent years, the healthcare industry has undergone significant changes, many of which have been aimed at reducing costs and government spending. The U.S. Congress and certain state legislatures have introduced, considered or passed a large number of proposals and legislation affecting the healthcare system, including laws intended to impact access to health insurance.

The Affordable Care Act is the most prominent of these legislative reform efforts. The law affects how healthcare services are covered, delivered, and reimbursed, and expanded health insurance coverage through a combination of public program expansion and private sector health insurance reforms. The Affordable Care Act has been, and continues to be, subject to legislative and regulatory changes and court challenges. For example, effective January 2019, the financial penalty for individuals that fail to maintain insurance coverage associated with the individual mandate was effectively eliminated. However, some states have imposed individual health insurance mandates, and other states have explored or offer public health insurance options. To increase access to health insurance during the COVID-19 pandemic, the ARPA enhanced subsidies for individuals eligible to purchase coverage through Affordable Care Act marketplaces as part of the APRA. The Inflation Reduction Act, enacted in August 2022, extends these enhanced subsidies through 2025. These changes and initiatives may impact the number of individuals that elect to obtain public or private health insurance or the scope of such coverage, if purchased.

Other recent reform initiatives and proposals at the federal and state levels include those focused on price transparency and out-of-network charges, which may impact prices and the relationships between hospitals, patients, payors, and ancillary providers (such as anesthesiologists, radiologists, and pathologists). For example, among other consumer protections, the No Surprises Act imposes various requirements on providers and health plans intended to prevent “surprise” medical bills. It also establishes an IDR process for providers and payors to handle payment disputes that cannot be resolved through direct negotiations. Trends toward transparency and value-based pricing may impact our competitive position and patient volumes. For example, the CMS Care Compare website makes publicly available certain data on hospital performance on quality measures and patient satisfaction. Further, Medicare reimbursement for hospitals is adjusted based on quality and efficiency measures. Other industry participants, such as private payors and large employer groups and their affiliates, may also introduce financial or delivery system reforms.

There is uncertainty regarding whether, when, and how the Affordable Care Act will be further changed and how the Affordable Care Act will be interpreted and implemented. Changes to the interpretation or implementation of the Affordable Care Act could eliminate or alter provisions beneficial to us while leaving in place provisions reducing our reimbursement, and thereby have an adverse effect on our business. There is also uncertainty regarding whether, when, and what other health reform measures will be adopted through governmental avenues and/or the private sector, the timing and implementation of any such efforts, and the impact of those efforts on providers as well as other healthcare industry participants. For example, some members of Congress have proposed measures that would expand government-funded coverage. CMS administrators may grant states various flexibilities in the administration of state Medicaid programs and make changes to Medicaid payment models, including adopting value-based care models. We are unable to predict the nature and success of current and future health reform initiatives, any of which may have an adverse impact on our business.

If we fail to comply with extensive laws and government regulations, including fraud and abuse laws, we could suffer penalties or be required to make significant changes to our operations.

The healthcare industry is governed by laws and regulations at the federal, state and local government levels. These laws and regulations include standards addressing, among other issues, licensure, certification, and enrollment with government programs; the necessity and adequacy of medical care; quality of medical equipment and services; qualifications of medical and support personnel; operating policies and procedures; screening, stabilization and transfer of individuals who have emergency medical conditions; billing and coding for services; proper handling of overpayments; classification of levels of care provided; preparing and filing cost reports; relationships with referral sources and referral recipients; maintenance of adequate records; hospital use; rate-setting; building codes; environmental protection; privacy and security; interoperability and refraining from information blocking; debt collection; limits or prohibitions on balance billing and billing for out-of-network services; and communications with patients and consumers. Examples of these laws include, but are not limited to, HIPAA, the Stark Law, the federal Anti-Kickback Statute, the FCA, EMTALA, the No Surprises Act and similar state laws.

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

The data protection landscape is rapidly evolving, and we are subject to numerous state and federal laws, requirements and regulations governing the collection, use, storage, processing, disclosure, retention, privacy and security of health-related and other regulated, sensitive or confidential information, and may become subject to additional legal requirements of this nature in the future. For example, the Health Insurance Portability and Accountability Act of 1996, the Health Information Technology for Economic and Clinical Health Act of 2009, each as amended, and the privacy and security regulations that implement these laws (collectively, “HIPAA”), establish national privacy and security standards for the protection of protected health information, or PHI, by health plans, healthcare clearinghouses and certain healthcare providers, referred to as covered entities, and the business associates with whom such covered entities contract for services. HIPAA requires covered entities like us to develop and maintain policies and procedures with respect to the privacy and security of PHI and to adopt administrative, physical and technical safeguards to protect such information. Covered entities must notify affected individuals without unreasonable delay of breaches of unsecured PHI, the HHS Office for Civil Rights, or OCR, which enforces HIPAA, and, in the case of larger breaches, the media. Failure to comply with the HIPAA privacy and security standards can result in civil monetary penalties, resolution agreements, monitoring agreements, and, in certain circumstances, criminal penalties including fines and/or imprisonment. A covered entity may be subject to penalties as a result of a business associate violating HIPAA. In addition, state attorneys general may enforce the HIPAA privacy and security regulations in response to violations that threaten the privacy of state residents. Although HIPAA does not create a private right of action allowing individuals to sue in civil court for violations, the laws and regulations have been used as the basis for duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI.

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

Although we strive to comply with applicable laws and regulations, the requirements related to the collection, use, storage, processing, disclosure, retention, privacy and security of health and other regulated, sensitive or confidential information are evolving rapidly and may be interpreted or applied in an inconsistent manner across jurisdictions. The cost of compliance with these laws and regulations is high and is likely to increase in the future. Any failure or perceived failure by us to comply with applicable data privacy and security laws or regulations, our internal policies and procedures or our contracts governing our processing of health and other regulated, sensitive or confidential information, or to otherwise adequately address privacy and security concerns, could result in negative publicity, government investigations and enforcement actions, claims by third parties and damage to our reputation, any of which could have a material adverse effect on our business, operations, or financial results.

If our adoption and utilization of electronic health record systems fails to satisfy HHS standards or if we fail to comply with inoperability requirements, which may be burdensome, our business and results of operations could be adversely affected.

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

Risks Related to Impairment

If the fair value of our reporting unit declines, a material non-cash charge to earnings from impairment of our goodwill could result and recent developments have increased our risk of future goodwill impairment.

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

In assessing the fair value of this reporting unit, we consider, among other things, the most recent price of our common stock and fair value of our long-term debt, our recent financial results, estimates of future revenue and expense growth, estimated market multiples, expected capital expenditures, income tax rates, costs of invested capital and a discount rate. We performed our last annual goodwill impairment evaluation during the fourth quarter of 2022 using the October 31, 2022 measurement date, which indicated no impairment. However, declines in the fair market value of our senior and unsecured notes and common stock during the year ended December 31, 2022, as well as macroeconomic conditions and our financial results during the year ended December 31, 2022 (including the effect of increased wage and contract labor expense), have increased our risk of future goodwill impairment.

Taking into account these developments, we could record material impairment charges in the future if our estimates or assumptions with respect to such fair value determination change in the future. In this regard, we recorded material non-cash impairment charges with respect to our hospital operations reporting unit in 2016 and 2017.

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

Our operations depend heavily on the proper function, availability and security of our information systems, as well as those of our third-party providers, to collect, maintain, process and use sensitive data and other clinical, operational and financial information. Information systems require an ongoing commitment of significant resources to maintain and enhance existing systems and to develop new systems in order to keep pace with continual changes in information technology. Failure to adequately manage implementations of new technology, updates or enhancements of such platforms or interfaces between platforms could place us at a competitive disadvantage, disrupt our operations, and have a material, adverse impact on our business and results of operations.  In addition, our results of operations may be adversely impacted by costs associated with new and expensive technology. We also rely on third-party providers of financial, clinical, patient accounting and network information services, including those that interface with our own systems, and, as a result, we face operational challenges in maintaining multiple provider platforms and facilitating the interface of such systems with one another. We rely on these third-party providers to have appropriate controls to protect confidential information and other sensitive or regulated data. We do not control the information systems of third-party providers, and in some cases we may have difficulty accessing information archived on third-party systems.

Our networks and information systems, and the networks and information systems of third parties that we rely upon, are also subject to disruption due to events such as a major earthquake, natural disaster, fire, telecommunications failure, power outages, new system implementations, computer viruses, ransomware or other malware, security breaches, cyber-attacks (including ransomware), human errors (such as inadvertent misuse by employees), acts of war,  terrorist or criminal activities or other catastrophic events. Our or a third party’s disaster recovery planning cannot account for all eventualities, and may not be sufficient to mitigate against or recover from such events. If the information systems on which we rely fail or are interrupted or if our access to these systems is limited in the future, or if we experience data loss or manipulation, it could result in unauthorized disclosure, misuse, loss or alteration of such data, interruptions and delays in our normal business operations, potential liability under applicable laws, regulatory penalties, and damage to our reputation. Any of these could have an adverse effect on our business, financial condition or results of operations.

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

We rely extensively on information technology systems to manage clinical and financial data, to communicate with our patients, payors, vendors and other third parties, to summarize and analyze operating results, and for a number of other critical operational functions. We have made significant investments in technology to protect our systems, equipment and medical devices and information from cybersecurity risks. Although we monitor and routinely test our security systems and processes and have redundancies as well as other proactive measures designed to protect the integrity, security and availability of the systems and data we manage and control, there can be no assurance that we, or our third-party vendors and providers, will not be subject to security breaches and other cybersecurity threats, including those related to the use of ransomware and other malicious software or other attempts by third parties to access, acquire, use, disclose, misappropriate or manipulate our information or disrupt our operations. In spite of our security measures, our information technology and infrastructure have been subject to cyber-attacks and security breaches from time to time, including the security breach disclosed by us on February 13, 2023, as further discussed below. Moreover, advanced new attacks against information systems and devices against us or our third-party vendors create risk of cybersecurity incidents, including ransomware, malware and phishing incidents. For example, recently, remote code execution vulnerabilities in certain applications have presented a new attack vector for potential malicious attackers, including nation-state actors and known ransomware attackers. In addition, the volume and intensity of cyber-attacks on hospitals and health systems continues to increase. We are regularly the target of attempted cybersecurity and other threats that could have a security impact, and we expect to continue to experience an increase in cybersecurity threats in the future. The preventive actions we take to reduce the risk of such incidents and protect our systems and data may not be sufficient in the future. Furthermore, because the techniques used in cyber-attacks change frequently and may not be immediately recognized, we may experience security or data breaches that remain undetected for an extended time. Cybersecurity and the continued development and enhancement of our controls, process and practices designed to protect our information systems from attack, damage or unauthorized access, acquisition, use or disclosure remain a priority for us. Our ability to recover from a ransomware or other cyber-attack is dependent on these practices, including successful backup systems and other recovery procedures. As cybersecurity threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities, but we still might not be able to anticipate or prevent certain attack methods.

As previously disclosed in a Current Report on Form 8-K filed by us on February 13, 2023, a third-party vendor who provides a secure file transfer software platform utilized by our subsidiaries experienced a security breach whereby PHI and personal information, or PI, of certain patients of our healthcare facilities were exposed to the attacker. We have incurred, and may incur in the future, expenses and losses related to this incident, some of which may not be covered by our cyber/privacy liability insurance policies. While we are continuing to measure the impact of this security breach, including certain remediation expenses and other potential liabilities, we do not currently believe this incident will have a material adverse effect on our business, operations, or financial results; however, we remain subject to risks and uncertainties as a result of this security breach, including legal, reputational, and financial risks, the results of our ongoing investigation of this security breach, any potential regulatory inquiries and/or litigation to which we may become subject in connection with this security breach, and the extent of remediation and other additional costs that may be incurred by us in connection with this security breach.

Further, cybersecurity threats, including those that result in a data or security breach, could impact the integrity, availability or security of PHI and other data subject to privacy laws and regulations, disrupt our information technology systems, equipment, medical devices or business, and threaten the access and utilization of critical information technology and data. Our ability to provide various healthcare services could be affected, particularly with respect to telehealth services. For example, medical devices that connect to hospital networks or the internet may be vulnerable to cybersecurity incidents, which may impact patient safety.

We may be at increased risk because we outsource certain services or functions to, or have systems that interface with, third parties. Some of these third parties’ information systems are also subject to the risks outlined above and may store or have access to our data and may not have effective controls, processes, or practices to protect our information from attack, damage, or unauthorized access, acquisition, use or disclosure. A breach or attack affecting any of these third parties could harm our business. In addition, the definitive agreements we enter into in connection with the divestiture of hospitals routinely obligate us to provide transition services to the buyer, including access to our legacy information systems, for a defined transition period. By providing access to our information systems to non-employees, we may be exposed to cyber-attacks, ransomware or security or data breaches that originate outside of our internal processes and practices designed to prevent such threats from occurring. Further, consumer confidence in the integrity, availability and confidentiality of information systems and information, including patient information and operations data, in the healthcare industry generally could be impacted to the extent there are successful cyber-attacks at other healthcare services companies, which could have a material adverse effect on our business, operations, or financial results.

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

For each of our hospitals owned or leased as of December 31, 2022, the following table shows its location, the date of its acquisition or lease inception and the number of licensed beds:

Hospital	City	Licensed Beds(1)	Date of Acquisition/ Lease Inception	Ownership Type
Alabama
South Baldwin Regional Medical Center	Foley	112	June, 2000	Leased
Grandview Medical Center	Birmingham	434	July, 2007	Owned
Flowers Hospital	Dothan	235	July, 2007	Owned
Medical Center Enterprise	Enterprise	131	July, 2007	Owned
Gadsden Regional Medical Center	Gadsden	346	July, 2007	Owned
Crestwood Medical Center	Huntsville	180	July, 2007	Owned

Alaska
Mat-Su Regional Medical Center	Palmer	125	July, 2007	Owned

Arizona
Western Arizona Regional Medical Center	Bullhead City	139	July, 2000	Owned
Northwest Medical Center	Tucson	287	July, 2007	Owned
Oro Valley Hospital	Oro Valley	158	July, 2007	Owned
Northwest Medical Center Sahuarita	Sahuarita	18	November, 2020	Owned
Northwest Medical Center Houghton	Houghton	52	June, 2022	Owned

Arkansas
Northwest Health System
Northwest Medical Center - Bentonville	Bentonville	128	July, 2007	Owned
Northwest Medical Center - Springdale	Springdale	222	July, 2007	Owned
Willow Creek Women’s Hospital	Johnson	64	July, 2007	Owned
Northwest Health Physician’s Specialty Hospital	Fayetteville	20	April, 2016	Leased
Siloam Springs Regional Hospital	Siloam Springs	73	February, 2009	Owned
Medical Center of South Arkansas	El Dorado	166	April, 2009	Leased

Florida
North Okaloosa Medical Center	Crestview	110	March, 1996	Owned
Bravera Health Brooksville	Brooksville	120	January, 2014	Leased
Shorepoint Health Port Charlotte	Port Charlotte	254	January, 2014	Owned
Shorepoint Health Punta Gorda	Punta Gorda	208	January, 2014	Owned
Bravera Health Spring Hill	Spring Hill	124	January, 2014	Leased
Lower Keys Medical Center	Key West	167	January, 2014	Leased

Physicians Regional Healthcare System - Collier	Naples	130	January, 2014	Owned
Physicians Regional Healthcare System - Pine Ridge	Naples	175	January, 2014	Owned
Santa Rosa Medical Center	Milton	129	January, 2014	Leased
Bravera Health Crystal River Regional Medical Center	Crystal River	128	January, 2014	Owned

Georgia
East Georgia Regional Medical Center	Statesboro	149	January, 2014	Owned

Indiana
Lutheran Health Network
Bluffton Regional Medical Center	Bluffton	79	July, 2007	Owned
Dupont Hospital	Fort Wayne	131	July, 2007	Owned
Lutheran Hospital	Fort Wayne	396	July, 2007	Owned
Lutheran Musculoskeletal Center	Fort Wayne	39	July, 2007	Owned
Lutheran Rehabilitation Hospital (rehabilitation)	Fort Wayne	36	July, 2007	Owned
Lutheran Downtown Hospital	Fort Wayne	191	July, 2007	Owned
Dukes Memorial Hospital	Peru	25	July, 2007	Owned
Kosciusko Community Hospital	Warsaw	72	July, 2007	Owned
Northwest Health - Porter Hospital	Valparaiso	301	May, 2007	Owned
Northwest Health - La Porte Hospital	La Porte	227	March, 2016	Owned
Northwest Health - Starke Hospital	Knox	53	March, 2016	Leased

Mississippi
Merit Health Wesley	Hattiesburg	211	July, 2007	Owned
Merit Health River Region	Vicksburg	361	July, 2007	Owned
Merit Health Biloxi	Biloxi	153	January, 2014	Leased
Merit Health Central	Jackson	329	January, 2014	Leased
Merit Health Rankin	Brandon	134	January, 2014	Leased
Merit Health Madison	Canton	67	January, 2014	Owned
Merit Health River Oaks	Flowood	160	January, 2014	Owned
Merit Health Woman's Hospital	Flowood	109	January, 2014	Owned
Merit Health Natchez	Natchez	179	October, 2014	Owned

Missouri
Moberly Regional Medical Center	Moberly	99	November, 1993	Owned
Northeast Regional Medical Center	Kirksville	93	December, 2000	Leased
Poplar Bluff Regional Medical Center	Poplar Bluff	410	January, 2014	Owned

New Mexico
Eastern New Mexico Medical Center	Roswell	162	April, 1998	Owned
Carlsbad Medical Center	Carlsbad	99	July, 2007	Owned
Mountain View Regional Medical Center	Las Cruces	168	July, 2007	Owned

North Carolina
Lake Norman Regional Medical Center	Mooresville	123	January, 2014	Owned
Davis Regional Medical Center	Statesville	144	January, 2014	Owned

Oklahoma
AllianceHealth Ponca City	Ponca City	140	May, 2006	Owned
AllianceHealth Woodward	Woodward	87	July, 2007	Leased
AllianceHealth Madill	Madill	25	January, 2014	Leased
AllianceHealth Durant	Durant	138	January, 2014	Owned

Pennsylvania

Commonwealth Health Network
Wilkes-Barre General Hospital	Wilkes-Barre	412	April, 2009	Owned
Regional Hospital of Scranton	Scranton	186	May, 2011	Owned
Moses Taylor Hospital	Scranton	122	January, 2012	Owned

Tennessee
Tennova Healthcare - Cleveland	Cleveland	351	October, 2005	Owned
Tennova Healthcare - Clarksville	Clarksville	270	July, 2007	Owned
Tennova - Jefferson Memorial Hospital	Jefferson City	58	January, 2014	Leased
Tennova - LaFollette Medical Center	LaFollette	66	January, 2014	Owned
Tennova - Newport Medical Center	Newport	130	January, 2014	Owned
Tennova - North Knoxville Medical Center	Powell	116	January, 2014	Owned
Tennova - Turkey Creek Medical Center	Knoxville	111	January, 2014	Owned

Texas
Lake Granbury Medical Center	Granbury	73	January, 1997	Leased
Laredo Medical Center	Laredo	326	October, 2003	Owned
Navarro Regional Hospital	Corsicana	162	July, 2007	Owned
Longview Regional Medical Center	Longview	224	July, 2007	Owned
Woodland Heights Medical Center	Lufkin	149	July, 2007	Owned
DeTar Healthcare System	Victoria	278	July, 2007	Owned
Cedar Park Regional Medical Center	Cedar Park	126	December, 2007	Owned

West Virginia
Plateau Medical Center	Oak Hill	25	July, 2002	Owned
Greenbrier Valley Medical Center	Ronceverte	122	July, 2007	Owned

Total Licensed Beds at December 31, 2022		12,832

Total Hospitals at December 31, 2022		80

(1)	Licensed beds are the number of beds for which the appropriate state agency licenses for a facility regardless of whether the beds are actually available for patient use.

The real property of substantially all of our wholly-owned hospitals is also encumbered by mortgages to support obligations under the ABL Facility and outstanding senior secured notes.

Item 3.  Legal Proceedings

From time to time, we receive inquiries or subpoenas from state regulators, state Medicaid Fraud Control units, fiscal intermediaries, CMS, the U.S. Department of Justice and other government entities regarding various Medicare and Medicaid issues. In addition to the matters discussed below, we are currently responding to subpoenas and administrative demands concerning (a) certain emergency care services provided at one of our Texas hospitals; (b) billing for certain procedures provided to dual-eligible patients at one of our Arkansas hospitals; (c) billing for certain behavioral health services performed at one of our Arkansas hospitals and (d) billing for certain therapeutic drugs at a physician practice affiliated with one of our Pennsylvania hospitals. In addition, we are subject to other claims and lawsuits arising in the ordinary course of our business including lawsuits and claims related to billing and collection practices at our hospitals. Based on current knowledge, management does not believe that loss contingencies arising from pending legal, regulatory and governmental matters, including the matters described herein, will have a material adverse effect on the consolidated financial position or liquidity of the Company. However, in light of the inherent uncertainties involved in pending legal, regulatory and governmental matters, some of which are beyond our control, and the very large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to our results of operations or cash flows for any particular reporting period. Settlements of suits involving Medicare and Medicaid issues routinely require both monetary payments as well as corporate integrity agreements. Additionally, qui tam or “whistleblower” actions initiated under the FCA may be pending but placed under seal by the court to comply with the FCA’s requirements for filing such suits. In September 2014, the Criminal Division of the U.S. Department of Justice announced that all qui tam cases will be shared with their Division to determine if a parallel criminal investigation should be opened. The Criminal Division has also frequently stated an intention to pursue corporations in criminal prosecutions, including in its most recent Memorandum dated September 15, 2022. From time to time, we detect issues of non-compliance with Federal healthcare laws pertaining to claims submission and reimbursement practices and/or financial relationships with physicians. We avail ourselves of various mechanisms to address potential overpayments arising out of these issues, including repayment of claims, rebilling of claims, and participation in voluntary disclosure protocols offered by CMS and the Office of Inspector General. Participating in voluntary repayments and voluntary disclosure protocols can have the potential for significant settlement obligations or even enforcement action.

The following legal proceedings are described in detail because, although certain legal proceedings may not be required to be disclosed in this Part I, Item 3 under SEC rules, due to the nature of the business of the Company, we believe that the following discussion of these matters may provide useful information to security holders. This discussion does not include claims and lawsuits covered by medical professional liability, general liability or employment practices insurance and risk retention programs, none of which claims or lawsuits would in any event be required to be disclosed in this Part I, Item 3 under SEC rules.

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

Qui Tam Litigation

U.S. ex rel Larry Bomar v. Bayfront HMA Medical Center, LLC, et al – On September 14, 2017, our former hospital in St. Petersburg, Florida received a civil investigative demand, or CID, from the United States Department of Justice for information concerning its historic participation in the Florida Low Income Pool Program. The Low Income Pool Program, or LIP, is a funding pool to support healthcare providers that provide uncompensated care to Florida residents who are uninsured or underinsured. The CID sought documentation related to agreements between the hospital and Pinellas County. On June 13, 2019, an additional ten of our affiliated hospitals in Florida received CIDs related to the same subject matter, along with two CIDs addressed to our affiliated management company and the Parent Company. We cooperated fully with the investigation. On September 15, 2021, the United States District Court for the Middle District of Florida ordered the unsealing of this qui tam complaint, which contains allegations related to the information sought in the September 14, 2017 CID. Specifically, the relator claims our former hospital in St. Petersburg – Bayfront Medical Center St. Petersburg – along with other, unaffiliated hospitals violated the False Claims Act by allegedly making certain contributions to a non-profit entity for the purpose of receiving supplemental Medicaid funding. The United States has declined to intervene in the case. We filed a motion to dismiss on November 23, 2021, which the District Court granted without prejudice on January 24, 2023. The relator filed a First Amended Complaint on February 14, 2023, our response to which is due February 28, 2023. We believe this matter is without merit and are vigorously defending this case.

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

Tower Health, f/k/a Reading Health System, et al v CHS/Community Health Systems, Inc., et al. This breach of contract action is pending in the United States District Court for the Eastern District of Pennsylvania. The plaintiffs allege breaches of an asset purchase agreement in connection with the sale of Pottstown Memorial Medical Center. The alleged breaches regard plaintiffs’ contention that the defendants failed to disclose certain conditions related to the physical plant of the hospital, along with various other alleged breaches of the asset purchase agreement. The plaintiffs filed an amended complaint on July 22, 2019. Trial for this matter began May 3, 2021, and closed on October 5, 2021. On September 6, 2022, the District Court issued a Memorandum Opinion denying all of Tower Health’s claims and entering a judgment in favor of the Company. The district Court also awarded the Company its attorneys’ fees and costs. On October 4, 2022, Tower Health filed a Rule 59 motion to alter or amend the District Court’s judgment and a Rule 15 motion to amend its pleadings. The Company has filed oppositions to both motions and has separately moved for its attorney’s fees. All three motions are pending. We believe Tower Health’s post judgment motions are without merit and are vigorously defending this case.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We completed an initial public offering of our common stock on June 14, 2000. Our common stock began trading on June 9, 2000 and is listed on the New York Stock Exchange under the symbol CYH. As of February 10, 2023, there were approximately 188 holders of record of our common stock.

Stock Performance Graph

The following graph sets forth the cumulative return of our common stock during the five year period ended December 31, 2022, as compared to the cumulative return of the Standard & Poor’s 500 Stock Index (S&P 500) and the cumulative return of the Dow Jones Healthcare Index. The graph assumes an initial investment of $100 in our common stock and in each of the foregoing indices and the reinvestment of dividends where applicable. The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, future performance of our common stock.

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

The ABL Facility and the indentures governing each series of our outstanding notes restrict our subsidiaries from, among other matters, paying dividends and making distributions to us, which thereby limits our ability to pay dividends and/or repurchase stock. As of December 31, 2022, under the most restrictive test in these agreements (and subject to certain exceptions), we have approximately $300 million of capacity to pay permitted dividends and/or repurchase shares of stock or make other restricted payments.

The following table contains information about our purchases of common stock during the three months ended December 31, 2022.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(b)
October 1, 2022 -
October 31, 2022	5,888	$2.15	—	—
November 1, 2022 -
November 30, 2022	1,461	3.43	—	—
December 1, 2022 -
December 31, 2022	—	—	—	—

Total	7,349	$2.40	—	—

(a)	Includes 7,349 shares were withheld by us to satisfy the payment of tax obligations related to the vesting of restricted stock awards.
(b)	We had no publicly announced plans or open market repurchase programs for shares of our common stock during the three months ended December 31, 2022.

Item 6. Reserved

Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read this discussion together with our Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included elsewhere in this Form 10-K.

Executive Overview

We are one of the nation’s largest healthcare companies. Our affiliates are leading providers of healthcare services, developing and operating healthcare delivery systems in 46 distinct markets across 16 states. As of December 31, 2022, our subsidiaries own or lease 80 affiliated hospitals, with approximately 13,000 beds, and operate more than 1,000 sites of care, including physician practices, urgent care centers, freestanding emergency departments, occupational medicine clinics, imaging centers, cancer centers and ambulatory surgery centers. We generate revenues by providing a broad range of general and specialized hospital healthcare services and outpatient services to patients in the communities in which we are located. We are paid for our services by governmental agencies, private insurers and directly by the patients we serve.

Economic Conditions and COVID-19 Pandemic

Economic conditions in the United States continue to be challenging in various respects, and the United States economy continues to experience significant inflationary pressures, elevated interest rates, challenging labor market conditions, and disruptions to supply networks. Taking into account these factors, we have incurred, and may continue to incur, increased expenses arising from factors such as wage inflation for permanent employees and increased rates for and utilization of temporary contract labor (including contract nursing personnel), and during the year ended December 31, 2022, we also experienced unfavorable changes in payor mix, declines in inpatient admissions and lower overall acuity. These factors had an unfavorable impact on our financial results during the year ended December 31, 2022, and may have an unfavorable impact on our financial results in future periods which could be material. While we have implemented cost containment and other measures to try to counteract these developments, we may continue to be unable to fully offset the impact of these factors on the operation of our business. In addition, during the year ended December 31, 2022, our financial results were adversely impacted by Hurricane Ian, which negatively impacted certain of our hospitals and other healthcare facilities located in Florida.

As a provider of healthcare services, we have been and may continue to be affected by the public health and economic effects of the COVID-19 pandemic. While we are not able to fully quantify the impact that the pandemic will have on our future financial results, developments related to the pandemic may continue to affect our financial performance. The ongoing impact of the pandemic on our financial results will depend on, among other factors, the duration and severity of the pandemic, the impact of the pandemic on economic conditions, the volume of canceled or rescheduled procedures at our facilities, and the spread of potentially more contagious and/or virulent forms of the virus, including any variants of the virus that may be resistant to currently available vaccines.

If economic conditions in the United States further significantly deteriorate and/or public health conditions related to the COVID-19 pandemic significantly worsen, any such developments could materially and adversely affect our results of operations, financial position, and/or our cash flows.

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

During 2022, we completed the divestiture of one hospital. This hospital represented annual net operating revenues in 2021 of approximately $18 million, and we received total net proceeds of less than $1 million in connection with this disposition. In addition, we completed the divestiture of one hospital on January 1, 2023, for which we received net proceeds of approximately $85 million at a preliminary closing on December 30, 2022. As noted below, we have also entered into a definitive agreement to sell another hospital which has not yet been completed.

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

The following table provides a summary of hospitals that we divested during the years ended December 31, 2022, 2021 and 2020:

Hospital	Buyer	City, State	Licensed Beds	Effective Date
2022 Divestiture:
AllianceHealth Seminole	SSM Health Care of Oklahoma, Inc.	Seminole, OK	32	July 1, 2022

2021 Divestitures:
Lea Regional Medical Center	Covenant Health System	Hobbs, NM	84	January 1, 2021
Tennova Healthcare - Tullahoma	Vanderbilt University Medical Center	Tullahoma, TN	135	January 1, 2021
Tennova Healthcare - Shelbyville	Vanderbilt University Medical Center	Shelbyville, TN	60	January 1, 2021
Northwest Mississippi Medical Center	Delta Health System	Clarksdale, MS	181	February 1, 2021
AllianceHealth Midwest	SSM Health Care of Oklahoma, Inc.	Midwest City, OK	255	April 1, 2021

2020 Divestitures:
Berwick Hospital Center	Fayette Holdings, Inc.	Berwick, PA	90	December 1, 2020
Brownwood Regional Medical Center	Hendrick Health System	Brownwood, TX	188	October 27, 2020
Abilene Regional Medical Center	Hendrick Health System	Abilene, TX	231	October 27, 2020
San Angelo Community Medical Center	Shannon Health System	San Angelo, TX	171	October 24, 2020
Bayfront Health St. Petersburg	Orlando Health, Inc.	St. Petersburg, FL	480	October 1, 2020
Hill Regional Hospital	AHRK Holdings, LLC	Hillsboro, TX	25	August 1, 2020
St. Cloud Regional Medical Center	Orlando Health, Inc.	St. Cloud, FL	84	July 1, 2020
Northern Louisiana Medical Center	Allegiance Health Management, Inc.	Ruston, LA	130	July 1, 2020
Shands Live Oak Regional Medical Center	HCA Healthcare, Inc., or HCA	Live Oak, FL	25	May 1, 2020
Shands Starke Regional Medical Center	HCA	Starke, FL	49	May 1, 2020
Southside Regional Medical Center	Bon Secours Mercy Health System	Petersburg, VA	300	January 1, 2020
Southampton Memorial Hospital	Bon Secours Mercy Health System	Franklin, VA	105	January 1, 2020
Southern Virginia Regional Medical Center	Bon Secours Mercy Health System	Emporia, VA	80	January 1, 2020

During the three months ended September 30, 2022, we completed the closure of Shorepoint Health Venice hospital (312 licensed beds) in Venice, Florida. We recorded an impairment charge of approximately $29 million during the year ended December 31, 2022, to adjust the fair value of the long-lived assets of this hospital, including property and equipment and capitalized software costs, based on their estimated fair value.

During the three months ended September 30, 2022, the provision of inpatient services and substantially all outpatient services ceased at First Hospital Wyoming Valley (psychiatric hospital) (149 licensed beds) in Wilkes-Barre, Pennsylvania, resulting in the closure of this facility being substantially complete as of September 30, 2022. We completed the closure of First Hospital Wyoming Valley during the three months ended December 31, 2022. We recorded an impairment charge of approximately $15 million during the year ended December 31, 2022, to adjust the fair value of the long-lived assets of this hospital, including property and equipment and capitalized software costs, based on their estimated fair value.

On January 1, 2023, we completed the sale of substantially all of the assets of Greenbrier Valley Medical Center (122 licensed beds) in Ronceverte, West Virginia, to a subsidiary of Vandalia Health, Inc. pursuant to the terms of a definitive agreement which was entered into on September 14, 2022, as amended. The net proceeds from this sale were received at a preliminary closing on December 30, 2022.

On December 30, 2022, we entered into a definitive agreement for the sale of substantially all of the assets of Plateau Medical Center (25 licensed beds) in Oak Hill, West Virginia, to a subsidiary of Vandalia Health, Inc. There can be no assurance that this potential divestiture subject to definitive agreement will be completed, or if it is completed, the ultimate timing of the completion of this divestiture.

During the three months ended December 31, 2022, we notified the lessor of AllianceHealth Woodward (87 licensed beds) in Woodward, Oklahoma that the lease will not be renewed and will therefore expire effective December 1, 2023. We recorded an impairment charge of approximately $8 million in conjunction with the determination to exit this lease.

Effective December 31, 2022, the lease for AllianceHealth Clinton (56 licensed beds) in Clinton, Oklahoma expired and was not renewed. We recorded an impairment charge of approximately $1 million during the year ended December 31, 2022 in conjunction with exiting the lease to operate this hospital.

On July 30, 2021, we sold our unconsolidated equity interests in Macon Healthcare, LLC, a joint venture with certain subsidiaries of HCA representing two hospitals in Macon, Georgia, in which we owned a 38% interest. We received $110 million in cash in connection with the sale of these equity interests and recognized a pre-tax gain of approximately $39 million on the sale of our investments in unconsolidated affiliates during the year ended December 31, 2021.

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

During the year ended December 31, 2022, we paid approximately $9 million to acquire the operating assets and related businesses of certain physician practices, clinics, ambulatory surgery centers and other ancillary businesses that operate within the communities served by our hospitals. We allocated the purchase price to property and equipment, working capital, noncontrolling interests and goodwill.

Overview of Operating Results

Our net operating revenues for the year ended December 31, 2022 decreased $157 million to approximately $12.2 billion compared to approximately $12.4 billion for the year ended December 31, 2021. On a same-store basis, net operating revenues for the year ended December 31, 2022 decreased $27 million.

We had net income of $179 million during the year ended December 31, 2022, compared to $368 million for the year ended December 31, 2021. Net income for the year ended December 31, 2022 included the following:

•	an after-tax charge of $4 million for expense related to government and other legal matters and related costs,
•	an after-tax benefit of $208 million for gain from early extinguishment of debt,
•	an after-tax benefit of $93 million from the gain on the CoreTrust transaction,
•	an after-tax charge of $12 million for the change in estimate of the professional claims liability related to divested locations,
•	an after-tax charge of $55 million for the impairment of long-lived assets of divested and closed businesses based on their estimated fair values, and
•	an after-tax benefit of $5 million for restructuring charges related to the closure of businesses as well as service line closures and consolidations at certain hospitals.

Additionally, during the year ended December 31, 2022, certain of our facilities in Florida experienced an interruption in their business and incurred additional costs as a direct result of Hurricane Ian, which made landfall in late September 2022. The hurricane resulted in an estimated loss of net operating revenues together with incremental expenses directly related to hurricane response efforts of approximately $18 million on a pre-tax basis during the year ended December 31, 2022. Amounts incurred are net of insurance proceeds received to-date totaling $2 million. Due to the timing of this event, it is expected that an immaterial amount of incremental expenses will be incurred in the first half of 2023 for continued clean-up and remediation efforts. Likewise, additional insurance proceeds received by us related to this event, if any, are expected to be immaterial.

Net income for the year ended December 31, 2021 included the following:

•	an after-tax charge of $116 million for loss from early extinguishment of debt,
•	an after-tax charge of $19 million for the impairment of long-lived assets of divested businesses based on their estimated fair values, net of gains recognized upon the sale of certain businesses,
•	an after-tax benefit of $31 million for gain on the sale of unconsolidated equity interests in Macon Healthcare, LLC, and

•	an after-tax benefit of $15 million related to the settlement of professional liability claims for which the third-party insurer’s obligation to insure us for the underlying loss has been settled.

Consolidated inpatient admissions for the year ended December 31, 2022, decreased 1.7%, compared to the year ended December 31, 2021, and consolidated adjusted admissions for the year ended December 31, 2022, increased 2.6%, compared to the year ended December 31, 2021. Same-store inpatient admissions for the year ended December 31, 2022, increased 0.5%, compared to the year ended December 31, 2021, and same-store adjusted admissions for the year ended December 31, 2022, increased 5.0%, compared to the year ended December 31, 2021.

Self-pay revenues represented approximately 0.7% and 0.9% of net operating revenues for the years ended December 31, 2022 and 2021, respectively. The amount of foregone revenue related to providing charity care services as a percentage of net operating revenues was approximately 11.5% and 8.9% for the years ended December 31, 2022 and 2021, respectively. Direct and indirect costs incurred in providing charity care services as a percentage of net operating revenues was approximately 1.4% and 1.0% for the years ended December 31, 2022 and 2021, respectively.

Overview of Legislative and Other Governmental Developments

The healthcare industry is subject to changing political, regulatory, and economic influences that may affect our business. In recent years, the healthcare industry has undergone significant changes, many of which have been aimed at reducing costs and government spending. The U.S. Congress and certain state legislatures have introduced and passed a large number of proposals and legislation affecting the healthcare system, including laws intended to impact access to health insurance. The most prominent of these efforts, the Affordable Care Act, affects how healthcare services are covered, delivered and reimbursed, and expanded health insurance coverage through a combination of public program expansion and private sector health insurance reforms. The Affordable Care Act has been, and continues to be, subject to legislative and regulatory changes and court challenges. For example, effective January 1, 2019, the financial penalty associated with the mandate that most individuals enroll in a health insurance plan was effectively eliminated. However, some states have imposed individual health insurance mandates, and other states have explored or offer public health insurance options. To increase access to health insurance during the COVID-19 pandemic, the ARPA enhanced subsidies for individuals eligible to purchase coverage through Affordable Care Act marketplaces. The Inflation Reduction Act, enacted in August 2022, extends these enhanced subsidies through 2025. In addition, in a September 2021 final rule, HHS extended the annual open enrollment period for coverage through federal marketplaces and granted state exchanges flexibility to lengthen their open enrollment periods. These changes and initiatives may impact the number of individuals that elect to obtain public or private health insurance or the scope of such coverage, if purchased.

Of critical importance to us is the potential impact of any changes specific to the Medicaid program, including the funding and expansion provisions of the Affordable Care Act and subsequent legislation or agency initiatives. Historically, the states with the greatest reductions in the number of uninsured adult residents have expanded Medicaid. A number of states have opted out of the Medicaid coverage expansion provisions, but could ultimately decide to expand their programs at a later date. Of the 16 states in which we operated hospitals as of December 31, 2022, nine states have taken action to expand their Medicaid programs. At this time, the other seven states have not, including Florida, Alabama, Tennessee, Mississippi and Texas, where we operated a significant number of hospitals as of December 31, 2022. Some states use, or have applied to use, waivers granted by CMS to implement expansion, impose different eligibility or enrollment conditions, or otherwise implement programs that vary from federal standards.

Other recent reform initiatives and proposals at the federal and state levels include those focused on price transparency and limiting out-of-network charges, which may impact prices, our competitive position and the relationships between hospitals, insurers, patients, and ancillary providers (such as anesthesiologists, radiologists, and pathologists). For example, the No Surprises Act imposes various requirements on providers and health plans intended to prevent “surprise” medical bills. Among other restrictions and requirements, the law prohibits providers from charging patients an amount beyond the in-network cost sharing amount for services rendered by out-of-network providers, subject to limited exceptions. For services for which balance billing is prohibited (even when no balance billing occurs), the No Surprises Act includes provisions that may limit the amounts received by out-of-network providers by health plans, and also establishes an IDR process for providers and payors to handle payment disputes that cannot be resolved through direct negotiations. Additionally, in connection with requirements that providers provide, in advance of the date of the scheduled item or service or upon request, a good faith estimate of expected charges to uninsured or self-pay patients for scheduled items and services, such patients may invoke a patient-provider dispute resolution process established by regulation to challenge charges in certain circumstances.

Other trends toward transparency and value-based purchasing may impact the competitive position and patient volumes of providers. For example, the CMS Care Compare website makes available to the public certain data that hospitals submit in connection with Medicare reimbursement claims, including hospital performance data on quality measures and patient satisfaction. In addition, Medicare reimbursement for hospitals is adjusted based on quality and efficiency measures, and CMS currently administers various accountable care organizations and bundled payment demonstration projects. The CMS Innovation Center has highlighted the need to accelerate the movement to value-based care and drive broader system transformation. However, the COVID-19 pandemic may impact provider performance and data reporting under value-based care initiatives. CMS has temporarily modified requirements of certain programs by, for example, implementing special scoring and payment policies intended to mitigate negative impacts of the public health emergency on hospitals participating in the Hospital Value-Based Purchasing Program and similar programs.

In response to the COVID-19 pandemic, federal and state governments have passed legislation, promulgated regulations, and taken other administrative actions intended to assist healthcare providers in providing care to COVID-19 and other patients during the public health emergency and to provide financial relief.

Primary legislative sources of COVID-19 relief include the CARES Act, the PPPHCE Act, the CAA, and the ARPA. Together, these stimulus laws authorized over $186 billion in funding to be distributed through the PHSSEF to eligible healthcare providers, including public entities and Medicare- and/or Medicaid-enrolled providers. PHSSEF payments are intended to compensate healthcare providers for lost revenues and incremental expenses incurred in response to the COVID-19 pandemic and are not required to be repaid, provided that recipients attest to and comply with certain terms and conditions, including limitations on balance billing, not using PHSSEF funds to reimburse expenses or losses that other sources have been or are obligated to reimburse and audit and reporting requirements.

The CARES Act and related legislation include other provisions offering financial relief, including through Medicare and Medicaid payment adjustments, such as a 20% add-on to the inpatient PPS DRG rate for COVID-19 patients and delays of scheduled reductions to Medicaid DSH reductions, and expansion of the Medicare Accelerated and Advance Payment Program. All accelerated payments received by us through this program had, by the end of 2021, been recouped or repaid or assumed by buyers in connection with hospitals we divested. In addition, the Congress temporarily suspended the Medicare sequestration payment adjustment, which would have otherwise reduced payments to Medicare providers by 2% as required by the BCA. The sequestration adjustment was phased back in with a 1% reduction beginning April 1, 2022, and returned to 2% on July 1, 2022. The BCA sequestration has been extended through the first six months of 2032. The ARPA, in addition to providing funding for healthcare providers, increased the federal budget deficit in a manner that triggers an additional statutorily mandated sequestration under the PAYGO Act. As a result, an additional Medicare spending reduction of up to 4% was required to take effect in January 2022. However, Congress has delayed implementation of this payment reduction until 2025. The CARES Act and related legislation also permitted the deferral of payment of the employer portion of social security taxes between March 27, 2020 and December 31, 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022.

Through December 31, 2022, net of amounts that have been repaid to the respective federal, state, and local agencies, we received approximately $924 million in pandemic relief fund payments through various federal, state and local programs on a cumulative basis since their enactment. Of the net amount received to-date, we received (returned) pandemic relief fund payments through various federal, state and local programs of approximately $161 million, $58 million and $705 million during the years ended December 31, 2022, 2021 and 2020, respectively. Payments recognized to-date have not impacted net operating revenues, and had a positive impact on net income attributable to Community Health Systems, Inc. stockholders during the years ended December 31, 2022, 2021 and 2020 in the amount of $133 million, $107 million and $452 million, respectively. Amounts received through various federal, state or local programs that have not yet been recognized or otherwise have not been refunded to HHS or the various state and local agencies are included within accrued liabilities-other in the consolidated balance sheets, and such unrecognized amounts may be returned to HHS or the respective state or local agency, as applicable, or may be recognized in future periods if the underlying conditions for recognition are reasonably assured of being met. We have satisfied all current reporting requirements for pandemic relief funds received to-date, as applicable.

With respect to the Medicare Accelerated and Advanced Payment Program, we received Medicare accelerated payments of approximately $1.2 billion in April 2020. No additional Medicare accelerated payments have been received by us since such time and because CMS is no longer accepting new applications for accelerated payments, we do not expect to receive additional Medicare accelerated payments. CMS began recouping Medicare accelerated payments in April 2021. As of December 31, 2022, all Medicare accelerated payments received by us have been recouped or repaid to CMS or assumed by buyers related to hospitals we divested. Approximately $1.1 billion and $77 million of Medicare accelerated payments were recouped or repaid to CMS or assumed by buyers related to hospitals we divested during the years ended December 31, 2021 and 2020, respectively.

There is still uncertainty regarding the magnitude and timing of any future payments or benefits that we may receive or realize under the CARES Act and other stimulus and relief legislation passed in response to the COVID-19 pandemic.  However, we did not receive or recognize any significant level of payments or benefits under the CARES Act and other existing legislation during the three months ended December 31, 2022, and do not expect to receive or recognize any significant level of payments or benefits under the CARES Act and other existing legislation in future periods.

Beyond financial assistance, federal and state governments have enacted legislation and established regulations intended to ease legal and regulatory burdens on healthcare providers. These measures include temporary relief from Medicare conditions of participation requirements for healthcare providers, temporary relaxation of licensure requirements for healthcare professionals, temporary relaxation of privacy restrictions for telehealth remote communications, promoting use of telehealth by temporarily expanding the scope of services for which Medicare reimbursement is available, and limited waivers of fraud and abuse laws for activities related to COVID-19 during the public health emergency period. As the United States has experienced a moderation of infection and related hospitalization rates in comparison to earlier periods, federal and state governments have shifted to reducing or terminating certain temporary measures that were implemented earlier in the COVID-19 public health emergency.
The public health emergency continues to evolve, and there is uncertainty regarding the ultimate impact to our business of governmental efforts to assist healthcare providers responding to and otherwise affected by the COVID-19 pandemic. Some of the measures allowing for flexibility in delivery of care and various financial supports for healthcare providers are available only until funds expire or for the duration of the federal public health emergency. The current declaration expires May 11, 2023. The presidential administration has indicated that the public health emergency will not be extended. Termination of the public health emergency may impact our operations and financial results. Further, there can be no assurance that the terms of provider relief funding or other programs will not change or be interpreted in ways that affect our funding or eligibility to participate or our ability to comply with applicable requirements and retain amounts received. We continue to assess the potential impact of the CARES Act and other enacted stimulus and relief legislation, the potential impact of future stimulus and relief measures, if any, and the impact of other laws, regulations, and guidance related to COVID-19 on our business, results of operations, financial condition and cash flows.

In June 2022, the U.S. Supreme Court ruled in American Hospital Association v. Becerra, a case on the 340B Drug Pricing Program that could impact Medicare reimbursement to us, both in respect of past periods and future periods. The 340B program allows certain non-profit healthcare organizations that care for many uninsured and low-income patients to purchase outpatient drugs from pharmaceutical manufacturers at discounted rates. Our hospitals do not participate in the 340B program. In 2018, HHS implemented a payment policy that reduced Medicare payments to 340B hospitals for most drugs obtained at 340B-discounted rates. These payment cuts resulted in increased payments for non-340B hospitals, including our facilities. In Becerra, the U.S. Supreme Court determined that HHS unlawfully reduced reimbursement rates for 340B hospitals. The remedy for past payment years has not yet been determined. However, if it is determined that budget neutrality applies to the remedy, companies or entities that operate non-340B hospitals such as us may be required to repay previously received payments, which could have a material adverse impact on our financial results in any future reporting period in which such future repayments are recognized or paid. In addition, depending on future Medicare payment policies, companies or entities that operate non-340B hospitals such as us could receive decreased reimbursement going forward for outpatient drugs and services, which would adversely impact our results on a prospective basis. As noted above, for calendar year 2023, CMS finalized the payment rate for drugs acquired through the 340B program in light of the U.S. Supreme Court decision and, as a result of the payment rate change, implemented a reduction of approximately 3.1% to payment rates for non-drug services under the outpatient PPS for calendar year 2023 to achieve budget neutrality.

As a result of our current levels of cash, available borrowing capacity, long-term outlook on our debt repayments, the refinancing of certain of our notes, proceeds from any potential future disposition of hospitals or other investments such as our minority equity interests in various businesses, as applicable, and the continued projection of our ability to generate cash flows, we anticipate that we will be able to invest the necessary capital in our business over the next 12 months and for the foreseeable future thereafter. We believe there continues to be ample opportunity to strengthen our market share in substantially all of our markets by decreasing the need for patients to travel outside their communities for healthcare. Furthermore, we will continue to strive to improve operating efficiencies and procedures in order to improve the performance of our hospitals.

Sources of Revenue

The following table presents the approximate percentages of net operating revenues by payor source for the periods indicated. The data for the periods presented are not strictly comparable due to the effect that businesses acquired, sold, closed or opened during each of the respective periods, as applicable, have had on these statistics.

	Year Ended December 31,
	2022	2021	2020
Medicare	20.9%	21.4%	23.9%
Medicaid	14.8	13.5	13.4
Medicare Managed Care	16.1	15.1	13.6
Other third-party payors	47.5	49.1	49.3
Self-pay	0.7	0.9	(0.2)
Total	100.0%	100.0%	100.0%

As shown above, we receive a substantial portion of our revenues from the Medicare, Medicaid and Medicare Managed Care programs. Included in other third-party payors is operating revenues from insurance companies with which we have insurance provider contracts, insurance companies for which we do not have insurance provider contracts, workers’ compensation carriers and non-patient service revenue, such as rental income and cafeteria sales. In the future, we generally expect the portion of revenues received from the Medicare, including Medicare Managed Care, and Medicaid programs to increase over the long-term due to the general aging of the population and other factors, including health reform initiatives. There has been a trend toward increased enrollment in Medicare and Medicare Managed Care, which may adversely affect our operating revenue. We may also be impacted by regulatory requirements imposed on insurers, such as minimum medical-loss ratios and specific benefit requirements. Furthermore, in the normal course of business, managed care programs, insurance companies and employers actively negotiate the amounts paid to hospitals. Our relationships with payors may be impacted by price transparency initiatives and out-of-network billing restrictions, including those in the No Surprises Act, which took effect January 1, 2022. There can be no assurance that we will retain our existing reimbursement arrangements or that third-party payors will not attempt to further reduce the rates they pay for our services.

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-based reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for the treatment of patients covered by Medicare, Medicaid and non-governmental payors are generally less than our standard billing rates. We account for the differences between the estimated program reimbursement rates and our standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues and net income by an insignificant amount in each of the years ended December 31, 2022, 2021 and 2020.

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

The following tables summarize, for the periods indicated, selected operating data.

	Year Ended December 31,
	2022	2021	2020
Operating results, as a percentage of net operating revenues:
Net operating revenues	100.0%	100.0%	100.0%
Operating expenses (a)	(88.3)	(84.1)	(85.3)
Depreciation and amortization	(4.4)	(4.4)	(4.7)
Impairment and gain (loss) on sale of businesses, net	(0.6)	(0.2)	(0.4)
Income from operations	6.7	11.3	9.6
Interest expense, net	(7.0)	(7.2)	(8.7)
Gain (loss) from early extinguishment of debt	2.1	(0.6)	2.6
Gain on sale of equity interests in Macon Healthcare, LLC	—	0.3	—
Gain from CoreTrust transaction	1.0	—	—
Equity in earnings of unconsolidated affiliates	0.1	0.2	0.1
Income before income taxes	2.9	4.0	3.6
(Provision for) benefit from income taxes	(1.4)	(1.0)	1.5
Net income	1.5	3.0	5.1
Less: Net income attributable to noncontrolling interests	(1.1)	(1.1)	(0.8)
Net income attributable to Community Health Systems,
Inc. stockholders	0.4%	1.9%	4.3%

	Year Ended December 31,
	2022	2021
Percentage (decrease) increase from prior year:
Net operating revenues	(1.3)%	4.9%
Admissions (b)	(1.7)	(5.9)
Adjusted admissions (c)	2.6	(2.3)
Average length of stay (d)	(6.0)	6.4
Net income attributable to Community Health Systems, Inc. stockholders	(80.0)	(55.0)
Same-store percentage (decrease) increase from prior year (e):
Net operating revenues	(0.2)%	12.5%
Admissions (b)	0.5	2.2
Adjusted admissions (c)	5.0	5.9

(a)

Operating expenses include salaries and benefits, supplies, other operating expenses, and lease cost and rent, net of the reduction in operating expenses resulting from the recognition of pandemic relief funds.

(b)	Admissions represents the number of patients admitted for inpatient treatment.
(c)

Adjusted admissions is a general measure of combined inpatient and outpatient volume. Adjusted admissions is computed by multiplying admissions by gross patient revenues and then dividing that number by gross inpatient revenues.

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

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Net operating revenues decreased by 1.3% to approximately $12.2 billion for the year ended December 31, 2022, from approximately $12.4 billion for the year ended December 31, 2021. Net operating revenues on a same-store basis from hospitals that were operated throughout both periods decreased $27 million, or 0.2%, during the year ended December 31, 2022, compared to the same period in 2021. On a period-over-period basis, there was a decline in net operating revenues as a result of fewer inpatient admissions which was partially offset by an increase in outpatient visits and surgeries. Also, lower overall acuity of services was partially offset by improved reimbursement rates. Non-same-store net operating revenues decreased $130 million during the year ended December 31, 2022, compared to the same period in 2021, with the decrease attributable primarily to the divestiture of hospitals during 2021 and 2022. On a consolidated basis, inpatient admissions decreased by 1.7% during the year ended December 31, 2022, compared to the same period in 2021. Also on a consolidated basis, adjusted admissions increased by 2.6% during the year ended December 31, 2022, as compared to the same period in 2021. On a same-store basis, net operating revenues per adjusted admission decreased 5.0%, while inpatient admissions increased by 0.5% and adjusted admissions increased by 5.0% for the year ended December 31, 2022, compared to the same period in 2021.

Operating costs and expenses, as a percentage of net operating revenues, increased from 88.7% during the year ended December 31, 2021 to 93.3% during the year ended December 31, 2022. Operating costs and expenses, excluding depreciation and amortization and impairment and (gain) loss on sale of businesses, as a percentage of net operating revenues, increased from 84.1% for the year ended December 31, 2021 to 88.3% for the year ended December 31, 2022. Salaries and benefits increased as a percentage of net operating revenues from 42.4% for the year ended December 31, 2021 to 43.6% for the year ended December 31, 2022, primarily due to wage increases driven by inflation and current competitive labor market conditions. Supplies, as a percentage of net operating revenues, decreased from 16.5% for the year ended December 31, 2021 to 16.2% for the year ended December 31, 2022. Other operating expenses, as a percentage of net operating revenues, increased from 23.9% for the year ended December 31, 2021 to 27.3% for the year ended December 31, 2022, primarily due to higher costs for contract labor, professional liability insurance and medical specialist fees. Lease cost and rent, as a percentage of net operating revenues, increased from 2.5% for the year ended December 31, 2021 to 2.6% for the year ended December 31, 2022. Pandemic relief funds, as a percentage of net operating revenues, were (1.4)% for the year ended December 31, 2022, compared to (1.2)% for the same period in 2021.

Depreciation and amortization, as a percentage of net operating revenues, remained consistent at 4.4% for both years ended December 31, 2022 and 2021.

Impairment and (gain) loss on sale of businesses was $71 million for the year ended December 31, 2022, which primarily related to a hospital divestiture and the closure or non-renewal of leases for three hospitals as discussed more specifically under “Acquisition, Divestiture, Closures and Other Activity” herein, compared to $24 million for the same period in 2021, which related primarily to divestitures during the period.

Interest expense, net, decreased by $27 million to $858 million for the year ended December 31, 2022 compared to $885 million for the same period in 2021. This was primarily due to our debt refinancing activity during 2021 and 2022.

Gain from early extinguishment of debt of $253 million was recognized during the year ended December 31, 2022, compared to a loss from early extinguishment of debt of $79 million in the same period in 2021, as a result of the refinancing of certain of our outstanding notes in each period as well as open market and privately negotiated repurchases of certain of our outstanding notes completed during the year ended December 31, 2022.

There was no pre-tax gain recognized on the sale of unconsolidated equity interests during the year ended December 31, 2022. A pre-tax gain of $39 million was recognized during the year ended December 31, 2021 on the sale of unconsolidated equity interests in Macon Healthcare, LLC, a joint venture with certain subsidiaries of HCA representing two hospitals in Macon, Georgia, in which we owned a 38% interest.

Gain from the CoreTrust transaction of $119 million was recognized during the year ended December 31, 2022, as discussed below under the heading “Liquidity and Capital Resources.” There was no gain from the CoreTrust transaction recognized during the year ended December 31, 2021.

Equity in earnings of unconsolidated affiliates, as a percentage of net operating revenues, decreased to (0.1)% for the year ended December 31, 2022 from (0.2)% for the year ended December 31, 2021, primarily due to the sale of our unconsolidated equity interests in Macon Healthcare, LLC during the year ended December 31, 2021.

The net results of the above-mentioned changes resulted in income before income taxes decreasing $150 million to $349 million for the year ended December 31, 2022 from $499 million for the year ended December 31, 2021.

Our provision for income taxes for the years ended December 31, 2022 and 2021 was $170 million and $131 million, respectively, and the effective tax rates were 48.7% and 26.3% for the years ended December 31, 2022 and 2021, respectively. The increase in the provision for income taxes for the year ended December 31, 2022, compared to the same period in 2021 was primarily due to an increase in non-deductible interest for 2022 compared to 2021, compounded by an adverse change in the Internal Revenue Code Section 163(j) limit for deductible interest expense beginning in 2022. The difference in our effective tax rate for the year ended December 31, 2022, compared to the same period in 2021 was due to the aforementioned increase in the provision for income taxes and the decline in income before taxes.

Net income, as a percentage of net operating revenues, was 1.5% for the year ended December 31, 2022 compared to 3.0% for the same period in 2021.

Net income attributable to noncontrolling interests, as a percentage of net operating revenues, remained consistent at 1.1% for both years ended December 31, 2022 and 2021.

Net income attributable to Community Health Systems, Inc. was $46 million for the year ended December 31, 2022, compared to $230 million for the same period in 2021.

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

Impairment and (gain) loss on sale of businesses was $24 million for the year ended December 31, 2021, compared to $48 million for the year ended December 31, 2020, related to impairment of the long-lived assets and reporting unit goodwill allocated to hospitals classified as held-for-sale or sold during the respective periods.

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

Cybersecurity Event

As previously disclosed on a Current Report on Form 8-K filed by us on February 13, 2023, Fortra, LLC, a third-party vendor who provides a secure file transfer software platform utilized by our subsidiaries experienced a security breach whereby PHI and PI of certain patients of our healthcare facilities were exposed to Fortra’s attacker. Upon receiving notification of the security breach, we promptly launched an investigation. While the investigation is ongoing, we do not believe this security breach has had an impact on any of our information systems and we have not experienced a material interruption of business, including the delivery of patient care.  With regard to the PHI and PI compromised by the Fortra breach, we currently estimate that approximately one million individuals may have been affected by this attack. We have incurred, and may incur in the future, expenses and losses related to this incident, some of which may not be covered by our cyber/privacy liability insurance policies. We will ensure that appropriate notification is provided to affected patients and regulatory agencies as required by federal and state law. While we are continuing to measure the impact of this security breach, including certain remediation expenses and other potential liabilities, we do not currently believe this incident will have a material adverse effect on our business, operations, or financial results.

Liquidity and Capital Resources

2022 Compared to 2021

Net cash provided by operating activities was approximately $300 million for the year ended December 31, 2022, compared to net cash used in operating activities of $131 million for the year ended December 31, 2021, with the change primarily attributable to the repayment of Medicare accelerated payments in 2021. Total cash paid for interest increased to approximately $835 million for the year ended December 31, 2022, from approximately $778 million for the year ended December 31, 2021. Cash paid for income taxes, net of refunds received, resulted in a net payment of $6 million and $4 million during the years ended December 31, 2022 and 2021, respectively.

Our net cash used in investing activities was approximately $259 million for the year ended December 31, 2022, compared to approximately $524 million for the year ended December 31, 2021, a decrease of approximately $265 million. The decrease in net cash used in investing activities during the year ended December 31, 2022, compared to the prior year, primarily resulted from a decrease of $54 million in cash used for the purchase of property and equipment, an increase of $28 million in cash proceeds from the sale of property and equipment, a decrease of $53 million in cash used to purchase other investments, a decrease of $65 million in cash used in the net impact of the purchases and sales of available-for-sale debt and equity securities, an increase resulting from $121 million in cash representing our share of proceeds from the sale of a majority interest in CoreTrust by HealthTrust, a group purchasing organization in which we are a noncontrolling partner, distributed during the year ended December 31, 2022, and an increase of $72 million in cash proceeds from dispositions of hospitals and other ancillary operations. These items, which decreased cash used in investing activities, were partially offset by an increase of $6 million in cash paid for acquisitions of facilities and other related businesses, an increase of $12 million in cash used to purchase investments in unconsolidated affiliates, and a decrease of $110 million in cash from the sale of equity interests in Macon Healthcare, LLC during the year ended December 31, 2022, compared to the year ended December 31, 2021.

Our net cash used in financing activities was $430 million for the year ended December 31, 2022, compared to approximately $514 million for the year ended December 31, 2021, a decrease of approximately $84 million. This was primarily due to the net effect of our debt repayments, refinancing activities, and cash paid for deferred financing costs and other debt-related costs during the years ended December 31, 2022 and 2021.

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

Liquidity

Net working capital was approximately $896 million and $1.1 billion at December 31, 2022 and December 31, 2021, respectively. Net working capital decreased by approximately $219 million between December 31, 2021 and December 31, 2022. The decrease is primarily due to the decrease in cash and cash equivalents as a result of cash paid for interest, deferred financing costs, contract labor and open market and privately negotiated repurchases of certain of our outstanding notes as well as a decrease in patient accounts receivable, net, during the year ended December 31, 2022, partially offset by an increase in prepaid expenses and taxes and a decrease in accrued employee compensation.

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

Pursuant to the ABL Credit Agreement, the lenders have extended to CHS/Community Health Systems, Inc., or CHS, a revolving asset-based loan facility. The maximum aggregate amount under the ABL Facility is $1.0 billion, subject to borrowing base capacity. At December 31, 2022, we had outstanding borrowings of $53 million and approximately $852 million of additional borrowing capacity (after taking into consideration $83 million of outstanding letters of credit) under the ABL Facility. Letters of credit were reduced during the year ended December 31, 2022 by $20 million primarily due to a reduction in an insurance-related letter of credit. The issued letters of credit were primarily in support of potential insurance-related claims and certain bonds. Principal amounts outstanding under the ABL Facility, if any, will be due and payable in full on November 22, 2026.

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

2022 Financing Activity

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

During the year ended December 31, 2022, we extinguished a portion of certain series of our outstanding notes through a combination of open market and privately negotiated repurchases, as follows (in millions):

Principal Amount
6⅞% Senior Notes due 2028	$11
4¾% Senior Secured Notes due 2031	37
6⅞% Junior-Priority Secured Notes due 2029	389
6⅛% Junior-Priority Secured Notes due 2030	208
Total principal amount of debt extinguished	$645

A pre-tax gain from early extinguishment of debt of approximately $253 million was recognized associated with these financing activities during the year ended December 31, 2022.

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

As of December 31, 2022, approximately $21 million of our outstanding debt of approximately $11.6 billion is due within the next 12 months and approximately 100% of our outstanding debt has a fixed rate of interest. Our debt as a percentage of total capitalization remained consistent at 112% for the years ended December 31, 2022 and 2021.

Net proceeds from divestitures, if any, are expected to be used for general corporate purposes (including potential debt repayments and/or debt repurchases) and capital expenditures.

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

We believe that internally generated cash flows and current levels of availability for additional borrowing under the ABL Facility, as well as our continued access to the capital markets, will be sufficient to finance acquisitions, capital expenditures, working capital requirements, and any debt repurchases or other debt repayments we may elect to make or be required to make through the next 12 months and the foreseeable future thereafter. Pandemic relief funds that we have received and may continue to receive through various federal, state and local stimulus or relief programs have been and will continue to be used according to applicable terms and conditions as reimbursement for lost revenues or incremental expenses attributable to COVID-19, including working capital requirements and capital expenditures. In addition, ongoing negative economic conditions (including inflationary conditions and elevated interest rate levels) and/or the COVID-19 pandemic have resulted in, and may continue to result in, significant disruptions of financial and capital markets, which could reduce our ability to access capital and negatively affect our liquidity in the future. Additionally, while we have received and may continue to receive pandemic relief funds and may continue to be able to utilize pandemic relief funds which have been received, as noted above, there is no assurance regarding the extent to which we will continue to benefit from these payments or other stimulus and relief measures. Moreover, we do not expect to receive or recognize any significant level of payments or benefits under the CARES Act and other existing legislation in future periods.

As noted above, during the year ended December 31, 2022, we extinguished a portion of certain series of our outstanding notes through open market and privately negotiated repurchases, and we may elect from time to time to continue to purchase our outstanding debt in open market purchases, privately negotiated transactions or otherwise. Any such debt repurchases will depend upon prevailing market conditions, our liquidity requirements, contractual restrictions, applicable securities laws requirements, and other factors.

Capital Resources

Material cash requirements from known contractual and other obligations primarily consist of purchase obligations, long-term debt and related interest payments, operating leases, finance leasing and financing obligations, and capital expenditures related to routine capital, information systems infrastructure and applications, replacement or de novo construction projects and bed expansion projects, certain commitments and other investments. Refer to Notes 6, 9 and 15 of the Notes to Consolidated Financial Statements for amounts outstanding as of December 31, 2022 related to long-term debt, and related interest payments, operating leases, finance leasing and financing obligations, and certain commitments.

Purchase obligations include supplies and third-party services purchased in the normal course of business. Open purchase orders total $269 million as of December 31, 2022 and substantially all such amounts are due in the next 12 months. Other investments includes, among other things, purchases of investments in unconsolidated affiliates which are expected to be incurred within the next 24 months.

Cash expenditures for purchases of facilities and other related businesses were approximately $9 million in 2022, $3 million in 2021 and $1 million in 2020. Our expenditures for the years ended December 31, 2022, 2021 and 2020, were primarily related to physician practices, clinics, ambulatory surgery centers and other ancillary businesses.

Excluding the cost to construct replacement and de novo hospitals, our cash expenditures for routine capital for the year ended December 31, 2022 totaled $358 million compared to $321 million in 2021 and $274 million in 2020. These capital expenditures related primarily to the purchase of additional equipment, minor renovations and information systems infrastructure. While none of our hospitals experienced extensive property damage from Hurricane Ian, we have incurred costs for repairs and may incur costs for capital expenditures needed to remediate damage that was incurred. Costs to construct replacement hospitals totaled $17 million, $63 million and $117 million for the years ended December 31, 2022, 2021 and 2020, respectively, primarily related to the construction of a replacement facility in Fort Wayne, Indiana. During the years ended December 31, 2022, 2021 and 2020, we also had cash expenditures of $40 million, $85 million and $49 million, respectively, that represent both planning and construction costs primarily for two de novo hospitals in the Tucson, Arizona market. These two de novo hospitals were completed during the fourth quarter of 2020 and the first half of 2022, respectively.

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

In addition to the commitment to build a replacement facility in Knox, Indiana, other off-balance sheet arrangements consist of letters of credit issued on the ABL Facility, primarily in support of potential insurance-related claims and specified outstanding bonds of approximately $83 million as well as approximately $6 million representing the maximum potential amount of future payments under physician recruiting guarantee commitments in excess of the liability recorded at December 31, 2022.

We expect total capital expenditures of approximately $450 million to $500 million in 2023.

Reimbursement, Legislative and Regulatory Changes

Ongoing legislative and regulatory efforts, and judicial interpretations, could reduce or otherwise adversely affect the payments we receive from Medicare and Medicaid and other payors. Within the statutory framework of the Medicare and Medicaid programs, there are substantial areas subject to administrative rulings, interpretations and discretion, and which are at times subject to court challenges, which may further affect payments made under those programs. Further, the federal and state governments might, in the future, reduce the funds available under those programs, require repayment of previously received funds or require more stringent utilization and quality reviews of hospital facilities. Additionally, there may be a continued rise in managed care programs and additional restructuring of the financing and delivery of healthcare in the United States. These events could cause our future financial results to be adversely impacted. We cannot estimate the impact of Medicare and Medicaid reimbursement changes that have been enacted or are currently or may in the future be under consideration. We cannot predict whether additional reimbursement reductions will be made or whether any such changes or other restructuring of the financing and delivery of healthcare would have a material adverse effect on our business, financial conditions, results of operations, cash flow, capital resources and liquidity.

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

Revenue Recognition

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. Explicit price concessions are recorded for contractual allowances that are calculated and recorded through a combination of internally- and externally-developed data collection and analysis tools to automate the monthly estimation of required contractual allowances. Within these automated systems, payors’ historical paid claims data and contracted amounts are utilized to calculate the contractual allowances. This data is updated on a monthly basis. All hospital contractual allowance calculations are subjected to monthly review by management to ensure reasonableness and accuracy. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual allowance adjustments, which is one component of the deductions from gross revenues to arrive at net operating revenues. The process of estimating contractual allowances requires us to estimate the amount expected to be received based on payor contract provisions. The key assumption in this process is the estimated contractual reimbursement percentage, which is based on payor classification, historical paid claims data and, when applicable, application of the expected managed care plan reimbursement based on contract terms.

Due to the complexities involved in these estimates, actual payments we receive could be different from the amounts we estimate and record. If the actual contractual reimbursement percentage under government programs and managed care contracts differed by 1% at December 31, 2022 from our estimated reimbursement percentage, net income for the year ended December 31, 2022 would have changed by approximately $88 million, and net accounts receivable at December 31, 2022 would have changed by $113 million. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties.

We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues and net income by an insignificant amount for each of the years ended December 31, 2022, 2021 and 2020.

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

Patient accounts receivable can be impacted by the effectiveness of our collection efforts and, as described in our significant accounting policies included in Note 1 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this Form 10-K, numerous factors may affect the net realizable value of accounts receivable. If the actual collection percentage differed by 1% at December 31, 2022 from our estimated collection percentage as a result of a change in expected recoveries, net income for the year ended December 31, 2022 would have changed by $38 million, and net accounts receivable at December 31, 2022 would have changed by $49 million. We also continually review our overall reserve adequacy by monitoring historical cash collections as a percentage of trailing net operating revenues, as well as by analyzing current period net operating revenues and admissions by payor classification, days revenue outstanding, the composition of self-pay receivables between pure self-pay patients and the patient responsibility portion of third-party insured receivables and the impact of recent acquisitions and dispositions.

Our policy is to write-off gross accounts receivable if the balance is under $10.00 or when such amounts are placed with outside collection agencies. We believe this policy accurately reflects our ongoing collection efforts and is consistent with industry practices. We had approximately $1.7 billion at December 31, 2022 and $2.2 billion at December 31, 2021, being pursued by various outside collection agencies. We expect to collect less than 4%, net of estimated collection fees, of the amounts being pursued by outside collection agencies. As these amounts have been written-off, they are not included in our accounts receivable. Collections on amounts previously written-off are recognized as a recovery of net operating revenues when received. However, we take into consideration estimated collections of these future amounts written-off in determining the implicit price concessions used to measure the transaction price for the applicable portfolio of patient accounts receivable.

All of the following information is derived from our hospitals, excluding clinics, unless otherwise noted.

Patient accounts receivable from our hospitals represent approximately 98% of our total consolidated accounts receivable.

Days revenue outstanding, adjusted for the impact of receivables for state Medicaid supplemental payment programs and divested facilities, was 56 days and 55 days at December 31, 2022 and 2021, respectively.

Total gross accounts receivable (prior to allowance for contractual adjustments and implicit price concessions) was approximately $15.9 billion as of December 31, 2022 and approximately $16.2 billion as of December 31, 2021. The approximate percentage of total gross accounts receivable (prior to allowance for contractual adjustments and implicit price concessions) summarized by aging categories is as follows:

As of December 31, 2022:
	% of Gross Receivables
Payor	0 - 90 Days	90 - 180 Days	180 - 365 Days	Over 365 Days
Medicare	11%	1%	—%	—%
Medicaid	7%	1%	1%	1%
Medicare Managed Care	15%	3%	3%	1%
Other third-party payors	18%	3%	3%	2%
Self-Pay	7%	6%	8%	9%

As of December 31, 2021:
	% of Gross Receivables
Payor	0 - 90 Days	90 - 180 Days	180 - 365 Days	Over 365 Days
Medicare	12%	1%	—%	—%
Medicaid	7%	1%	1%	1%
Medicare Managed Care	13%	2%	1%	1%
Other third-party payors	20%	3%	2%	1%
Self-Pay	8%	5%	9%	12%

The approximate percentage of total gross accounts receivable (prior to allowances for contractual adjustments and implicit price concessions) summarized by payor is as follows:

	December 31,
	2022	2021
Insured receivables	69.5%	66.3%
Self-pay receivables	30.5	33.7
Total	100.0%	100.0%

The combined total at our hospitals and clinics for the estimated implicit price concessions for self-pay accounts receivable and allowances for other self-pay discounts and contractuals, as a percentage of gross self-pay receivables, was approximately 91% at both December 31, 2022 and 2021. If the receivables that have been written-off, but where collections are still being pursued by outside collection agencies, were included in both the allowances and gross self-pay receivables specified above, the percentage of combined allowances to total self-pay receivables would have been 93% at both December 31, 2022 and 2021.

Goodwill

At December 31, 2022, we had approximately $4.2 billion of goodwill recorded, all of which resides at our hospital operations reporting unit. Goodwill represents the excess of the fair value of the consideration conveyed in an acquisition over the fair value of net assets acquired. Goodwill is evaluated for impairment annually and when an event occurs or circumstances change that, more likely than not, reduce the fair value of the reporting unit below its carrying value. We performed our last annual goodwill impairment evaluation during the fourth quarter of 2022 using the October 31, 2022 measurement date, which indicated no impairment.

The determination of fair value in our goodwill impairment analysis is based on an estimate of fair value for the hospital operations reporting unit utilizing known and estimated inputs at the evaluation date. Some of those inputs include, but are not limited to, the most recent price of our common stock and fair value of our long-term debt, our recent financial results, estimates of future revenue and expense growth, estimated market multiples, expected capital expenditures, income tax rates, costs of invested capital and a discount rate.

Future estimates of fair value could be adversely affected if the actual outcome of one or more of the assumptions described above changes materially in the future, including as a result of any decline in or volatility of our stock price and the fair value of our long-term debt, lower than expected hospital volumes and/or net operating revenues, higher market interest rates, increased operating costs or other adverse impacts on our financial results. Such changes impacting the calculation of our fair value could result in a material impairment charge in the future. Moreover, declines in the fair market value of our senior and unsecured notes and common stock during the year ended December 31, 2022, as well as macroeconomic conditions and our financial results during the year ended December 31, 2022 (including the effect of increased wage and contract labor expense), have increased our risk of future goodwill impairment, which could be material.

Professional Liability Claims

As part of our business of providing healthcare services, we are subject to legal actions alleging liability on our part. We accrue for losses resulting from such liability claims, as well as loss adjustment expenses that are out-of-pocket and directly related to such liability claims. These direct out-of-pocket expenses include fees of outside counsel and experts. We do not accrue for costs that are part of our corporate overhead, such as the costs of our in-house legal and risk management departments. The losses resulting from professional liability claims primarily consist of estimates for known claims, as well as estimates for incurred but not reported claims. The estimates are based on specific claim facts, our historical claim reporting and payment patterns, the nature and level of our hospital operations, and actuarially determined projections. The actuarially determined projections are based on our actual claim data, including historic reporting and payment patterns which have been gathered over the life of the Company. As discussed below, since we purchase excess insurance on a claims-made basis that transfers risk to third-party insurers, the estimated liability for professional and general liability claims does include an amount for the losses covered by our excess insurance. We also record a receivable for the expected reimbursement of losses covered by our excess insurance. Since we believe that the amount and timing of our future claims payments are reliably determinable, we discount the amount we accrue for losses resulting from professional liability claims.

The net present value of the projected payments was discounted using weighted-average interest rates of 3.8% in 2022 and 1.8% in both 2021 and 2020. This liability is adjusted for new claims information in the period such information becomes known to us. Professional liability expense includes the losses resulting from professional liability claims and loss adjustment expense, as well as excess insurance premiums, and is presented within other operating expenses in the accompanying consolidated statements of income.

Our processes for obtaining and analyzing claims and incident data are standardized across all of our businesses and have been consistent for many years. We monitor the outcomes of the medical care services that we provide and for each reported claim, we obtain various information concerning the facts and circumstances related to that claim. In addition, we routinely monitor current key statistics and volume indicators in our assessment of utilizing historical trends. The average lag period between claim occurrence and payment of a final settlement is between three and four years, although the facts and circumstances of individual claims could result in the timing of such payments being different from this average. Since claims are paid promptly after settlement with the claimant is reached, settled claims represent approximately 7% or less of the total liability at the end of any period.

For purposes of estimating our individual claim accruals, we utilize specific claim information, including the nature of the claim, the expected claim amount, the year in which the claim occurred and the laws of the jurisdiction in which the claim occurred. Once the case accruals for known claims are determined, information is stratified by loss layers and retentions, accident years, reported years and geography. Several actuarial methods are used against this data to produce estimates of ultimate paid losses and reserves for incurred but not reported claims. Each of these methods uses our company-specific historical claims data and other information. Company-specific data includes information regarding our business, including historical paid losses and loss adjustment expenses, historical and current case loss reserves, actual and projected hospital statistical data, a variety of hospital census information, employed physician information, professional liability retentions for each policy year, geographic information and other data. Significant assumptions are made on the basis of the aforementioned information in estimating reserves for incurred but not reported claims. A 1% change in assumptions for either severity or frequency as of December 31, 2022 would have increased or decreased the reserve between $5 million to $15 million.

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

	Year Ended December 31,
	2022	2021	2020
Accrual for professional liability claims, beginning of year	$533	$602	$612
Liability for insured claims (1)	(5)	(22)	17
Expense (income) related to:
Current accident year	92	108	102
Prior accident years	19	(18)	56
(Income) expense from discounting	(18)	(4)	10
Total incurred loss and loss expense (2)	93	86	168
Paid claims and expenses related to:
Current accident year	—	(1)	—
Prior accident years	(154)	(132)	(195)
Total paid claims and expenses	(154)	(133)	(195)
Accrual for professional liability claims, end of year	$467	$533	$602

(1)	The liability for insured claims is recorded in the consolidated balance sheets with a corresponding insurance recovery receivable.

(2)	Total expense, including premiums for insured coverage, was $132 million in 2022, $98 million in 2021 and $203 million in 2020.

In the ordinary course of business, our expense with respect to professional liability claims, which is actuarially determined, is limited to amounts not covered by third-party insurance policies, which typically provide coverage for professional liability claims. During the year ended December 31, 2020, we incurred expenses in the amount of approximately $50 million related to the settlement of a professional liability claim for which our third-party insurers’ obligation to provide coverage to us in connection with the underlying loss was being litigated. The subject of the litigation for the recovery of the full amount of the $50 million settlement was whether the claim was covered under the subject policies. This litigation was settled during the year ended December 31, 2021, and in connection with this settlement, approximately $22 million was recovered from various third-party insurers related to their obligation to provide coverage for the professional liability claim. During the year ended December 31, 2022, we experienced an increase in the amounts paid or expected to be paid to settle outstanding professional liability claims related to divested locations, compared to the same period in the prior year and to previous actuarially determined estimates. This resulted in a change in estimate of $15 million during the three months and year ended December 31, 2022. There were no other significant changes in our estimate of the reserve for professional liability claims during the years ended December 31, 2022, 2021 and 2020.

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

Excess insurance for all hospitals has been purchased through commercial insurance companies and generally covers us for liabilities in excess of the self-insured retentions. The excess coverage consists of multiple layers of insurance, the sum of which totals up to $95 million per occurrence and in the aggregate for claims reported on or after June 1, 2003, up to $145 million per occurrence and in the aggregate for claims reported on or after January 1, 2008, up to $195 million per occurrence and in the aggregate for claims reported on or after June 1, 2010, and up to at least $216 million per occurrence and in the aggregate for claims reported on or after June 1, 2015. In addition, for integrated occurrence professional liability claims, there is an additional $50 million of excess coverage for claims reported on or after June 1, 2014 and an additional $75 million of excess coverage for claims reported on or after June 1, 2015 through June 1, 2020. The $75 million in integrated occurrence coverage will also apply to claims reported between June 1, 2020 and June 1, 2023 for events that occurred prior to June 1, 2020 but which were not previously known or reported. For certain policy years prior to June 1, 2014, if the first aggregate layer of excess coverage becomes fully utilized, then the self-insured retention will increase to $10 million per claim for any subsequent claims in that policy year until our total aggregate coverage is met. Beginning June 1, 2018, this drop-down provision in the excess policies attaches over the $15 million per claim self-insured retention.

Effective June 1, 2014, the hospitals acquired from HMA were insured on a claims-made basis as described above and through commercial insurance companies as described above for substantially all claims reported on or after June 1, 2014 except for physician-related claims with an occurrence date prior to June 1, 2014. Prior to June 1, 2014, the former HMA hospitals obtained insurance coverage through a wholly-owned captive insurance subsidiary and a risk retention group subsidiary, or Insurance Subsidiaries, that are domiciled in the Cayman Islands and South Carolina, respectively. The Insurance Subsidiaries provided (i) claims-made coverage to all of the former HMA hospitals and (ii) occurrence-basis coverage to most of the physicians employed by the former HMA hospitals. The employed physicians not covered by the Insurance Subsidiaries generally maintained claims-made policies with unrelated third-party insurance companies. To mitigate the exposure of the program covering the former HMA hospitals and other healthcare facilities, the Insurance Subsidiaries bought claims-made reinsurance policies from unrelated third parties for claims above self-retention levels of $10 million or $15 million per claim, depending on the policy year.

Income Taxes

We must make estimates in recording provision for income taxes, including determination of deferred tax assets and deferred tax liabilities and any valuation allowances that might be required against the deferred tax assets. We believe that future income will enable us to realize certain deferred tax assets, subject to the valuation allowance we have established.

The total amount of unrecognized benefit that would impact the effective tax rate, if recognized, was $2 million as of December 31, 2022. A total of less than $1 million of interest and penalties is included in the amount of liability for uncertain tax positions at December 31, 2022. It is our policy to recognize interest and penalties related to unrecognized benefits in our consolidated statements of income as income tax expense.

It is possible the amount of unrecognized tax benefit could change in the next 12 months as a result of a lapse of the statute of limitations and settlements with taxing authorities; however, we do not anticipate the change will have a material impact on our consolidated results of operations or consolidated financial position.

Our federal income tax return for the 2014, 2015 and 2018 tax years are under examination by the Internal Revenue Service. We believe the result of this examination will not be material to our consolidated results of operations or consolidated financial position. In addition, we have extended our federal statute of limitations through December 31, 2023 for the tax period ended December 31, 2018.

Recent Accounting Pronouncements

In September 2022, the Financial Accounting Standards Board issued Accounting Standards Update, or ASU, 2022-04, “Liabilities – Supplier Finance Programs (Subtopic 405-50), Disclosure of Supplier Finance Program Obligations.” This ASU provides specific authoritative guidance for disclosure of supplier finance programs including key terms of such programs, amounts outstanding, and where the obligations are presented in the statement of financial position. This ASU is effective for all entities for financial statements issued for annual periods beginning after December 15, 2022, including interim periods, except for the disclosure of rollforward information, which is effective for annual periods beginning after December 15, 2023. Certain components of this guidance must be applied retrospectively while others may be applied prospectively. We are currently evaluating the impact that adoption of this ASU will have on our consolidated financial statements.

We have evaluated all other recently issued, but not yet effective, ASUs and do not expect the eventual adoption of these ASUs to have a material impact on our consolidated financial position or results of operations.

FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 that involve risk and uncertainties. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “thinks,” and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. A number of factors could affect the future results of the Company or the healthcare industry generally and could cause the Company’s expected results to differ materially from those expressed in this Form 10-K. These factors include, among other things:

•

general economic and business conditions, both nationally and in the regions in which we operate, including the current negative macroeconomic conditions, ongoing inflationary pressures that have significantly increased and may continue to significantly increase our expenses, the current high interest rate environment, ongoing challenging labor market conditions and labor shortages, and supply chain shortages and disruptions, as well as the current and/or potential future adverse impact of such economic conditions and other factors on our net operating revenues (including our service mix, revenue mix, payor mix and/or patient volumes) and our ability to collect outstanding receivables;

•

developments related to COVID-19, including, without limitation, related to the length and severity of the pandemic; the volume of canceled or rescheduled procedures; and the spread of potentially more contagious and/or virulent forms of the virus, including variants of the virus for which currently available vaccines, treatments and tests may not be effective or authorized;

•

uncertainty regarding the magnitude and timing of any future payments or benefits we may receive or realize under the CARES Act, the PPPHCE Act, the CAA, the ARPA and any other future stimulus or relief measures related to COVID-19;

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
•

any security breaches, cyber-attacks, loss of data, other cybersecurity threats or incidents, and any actual or perceived failures to comply with legal requirements governing the privacy and security of health information or other regulated, sensitive or confidential information, or legal requirements regarding data privacy or data protection, and the impact of the security breach announced by us on February 13, 2023, including legal, reputational, and financial risks associated with this security breach, the results of our ongoing investigation of this security breach, any potential regulatory inquiries and/or litigation to which we may become subject in connection with this security breach, and the extent of remediation and other additional costs that may be incurred by us in connection with this security breach;

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
•

the impact of competitive labor market conditions and the shortage of nurses, including in connection with our ability to hire and retain qualified nurses, physicians, other medical personnel and key management, and increased labor expenses as a result of such competitive labor market conditions, inflation and competition for such positions;

•	any failure to obtain medical supplies or pharmaceuticals at favorable prices;
•	liabilities and other claims asserted against us, including self-insured professional liability claims;
•	competition;
•	trends toward treatment of patients in less acute or specialty healthcare settings, including ambulatory surgery centers or specialty hospitals or via telehealth;
•	changes in medical or other technology;
•	changes in U.S. GAAP;
•	the availability and terms of capital to fund any additional acquisitions or replacement facilities or other capital expenditures;
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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to changes in market value of marketable securities including debt and equity securities held by our wholly-owned captive insurance subsidiaries as well as securities held for certain deferred compensation plans. Available-for-sale debt securities are reported at fair value as determined by quoted market prices, with unrealized gains and losses reported as a separate component of stockholders’ deficit. Trading securities are reported at fair value with unrealized gains and losses included in earnings. Other comprehensive loss, net of tax, included an unrealized loss of $17 million during the year ended December 31, 2022.

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

We are also exposed to market risk related to changes in interest rates, primarily as a result of the ABL Facility which bears interest based on floating rates. At December 31, 2022, we had outstanding borrowings of $53 million under the ABL Facility.

The estimated fair value of our long-term debt, excluding finance leases, was approximately $8.6 billion at December 31, 2022. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities. Based on a hypothetical 1% increase in interest rates, the potential annualized reduction to future pre-tax earnings would be approximately $120 million. To mitigate the impact of fluctuations in interest rates, we generally target a majority of our debt portfolio to be maintained at fixed rates.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Community Health Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Community Health Systems, Inc. and subsidiaries (the “Companyˮ) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, stockholders’ deficit, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statementsˮ). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Patient Accounts Receivable — Refer to Note 1 to the financial statements

Critical Audit Matter Description

Patient accounts receivable are recorded net of implicit price concessions for insured and self-pay patients. Implicit price concessions related to self-pay patients require more extensive judgment and subjective assumptions. Self-pay price concessions relate primarily to amounts due directly from patients and are based upon management’s assessment of historical write-offs and expected net collections, business and economic conditions, trends in federal, state, and private employer healthcare coverage, and other collection indicators.

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

Auditing management’s professional liability reserves was complex, judgmental and required the need to involve our actuarial specialists due to the significant estimations required in determining the projected settlement value of reported and unreported claims.

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

•	We evaluated the assumptions used by management to estimate the self-insurance reserves by:
o	Testing the underlying data that served as the basis for the actuarial analysis, including historical claims, to test that the inputs to the actuarial estimate were reasonable.
o

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

Goodwill Impairment – Refer to Notes 1 and 4 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of the hospital reporting unit to its carrying value. A Step 1 analysis is prepared at the annual testing date of October 31st or when impairment indicators are present. The Company determines the fair value of the hospital reporting unit in the Step 1 analysis using the income approach and the market approach. The determination of fair value using the income approach requires management to make significant estimates and assumptions related to forecasts of revenue and expense growth rates and a discount rate. The determination of fair value using comparable market multiples requires management to make significant assumptions related to revenue and EBITDA multiples. The goodwill balance was $4.2 billion as of December 31, 2022. The fair value of the Company’s hospital reporting unit exceeded the carrying value as of the measurement date and, therefore, no impairment was recognized.

We identified goodwill as a critical audit matter because of the significant estimates and assumptions management makes to estimate the fair value of the reporting unit. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the fair value of the hospital reporting unit included the following, among others:

•	We tested management’s internal controls that address the risks of material misstatement related to the Company’s determination of the fair value of the reporting unit.
•

We evaluated the reasonableness of revenue and expense growth in management's forecasts by evaluating historical forecasts to actual results and comparing the forecasts used in the income approach to (1) historical results, (2) internal communications to management and the Board of Directors, and (3) forecasted information included in Company’s press releases as well as in analyst and industry reports of the Company and companies in its peer group.

•

With the assistance of our fair value specialists, we evaluated the discount rate, including developing a range of independent estimates, and comparing those to the discount rate selected by management.

•	With the assistance of fair value specialists, we evaluated the revenue and EBITDA multiples in the market approach and performed the following:
o	We evaluated the valuation methodology and calculations in the market approach.
o	We independently calculated the revenue and EBITDA multiples of the Company and compared them to the multiples selected by management.
o	We evaluated the weighting of the revenue and EBITDA multiples in determining the fair value calculated in the market approach.

/s/ Deloitte & Touche LLP

Nashville, Tennessee
February 17, 2023

We have served as the Company’s auditor since 1996.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2022	2021	2020
	(In millions, except share and per share data)
Net operating revenues	$12,211	$12,368	$11,789
Operating costs and expenses:
Salaries and benefits	5,330	5,242	5,411
Supplies	1,975	2,042	1,963
Other operating expenses	3,336	2,958	2,957
Lease cost and rent	317	308	327
Pandemic relief funds	(173)	(148)	(601)
Depreciation and amortization	534	540	558
Impairment and (gain) loss on sale of businesses, net	71	24	48
Total operating costs and expenses	11,390	10,966	10,663
Income from operations	821	1,402	1,126
Interest expense, net of interest income of $2 in 2022 and $3 in both 2021 and 2020	858	885	1,031
(Gain) loss from early extinguishment of debt	(253)	79	(317)
Gain on sale of equity interests in Macon Healthcare, LLC	—	(39)	—
Gain from CoreTrust transaction	(119)	—	—
Equity in earnings of unconsolidated affiliates	(14)	(22)	(10)
Income before income taxes	349	499	422
Provision for (benefit from) income taxes	170	131	(185)
Net income	179	368	607
Less: Net income attributable to noncontrolling interests	133	138	96
Net income attributable to Community Health Systems, Inc. stockholders	$46	$230	$511
Earnings per share attributable to Community Health Systems, Inc. stockholders:
Basic	$0.35	$1.82	$4.43
Diluted	$0.35	$1.76	$4.39
Weighted-average number of shares outstanding:
Basic	128,808,387	126,754,852	115,491,022
Diluted	130,060,319	130,597,410	116,544,561

See accompanying notes to the consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2022	2021	2020
		(In millions)
Net income	$179	$368	$607
Other comprehensive (loss) income, net of income taxes:
Net change in fair value of interest rate swaps, net of tax of $0 for the years ended December 31, 2022, 2021 and 2020	—	—	(1)
Net change in fair value of available-for-sale debt securities, net of tax of $5 for the year ended December 31, 2022 and $1 for the years ended December 31, 2021 and 2020	(17)	(5)	4
Amortization and recognition of unrecognized pension cost components, net of tax of $3, $0 and $2 for the years ended December 31, 2022, 2021 and 2020, respectively	10	3	(7)
Other comprehensive loss	(7)	(2)	(4)
Comprehensive income	172	366	603
Less: Comprehensive income attributable to noncontrolling interests	133	138	96
Comprehensive income attributable to Community Health Systems, Inc. stockholders	$39	$228	$507

See accompanying notes to the consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021
	(In millions, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$118	$507
Patient accounts receivable (Note 1)	2,040	2,062
Supplies	353	355
Prepaid income taxes	99	94
Prepaid expenses and taxes	237	192
Other current assets	235	269
Total current assets	3,082	3,479
Property and equipment
Land and improvements	497	534
Buildings and improvements	6,038	6,050
Equipment and fixtures	3,104	3,173
Property and equipment	9,639	9,757
Less accumulated depreciation and amortization	(4,274)	(4,204)
Property and equipment, net	5,365	5,553
Goodwill	4,166	4,219
Deferred income taxes	49	53
Other assets, net of accumulated amortization of $1,392 and $1,216 at December 31, 2022 and 2021, respectively	2,007	1,913
Total assets	$14,669	$15,217
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$21	$31
Current operating lease liabilities	148	147
Accounts payable	773	830
Accrued liabilities:
Employee compensation	637	655
Accrued interest	189	225
Other	418	476
Total current liabilities	2,186	2,364
Long-term debt	11,614	12,109
Deferred income taxes	354	192
Long-term operating lease liabilities	605	535
Other long-term liabilities	644	827
Total liabilities	15,403	16,027
Redeemable noncontrolling interests in equity of consolidated subsidiaries	541	480
Commitments and contingencies (Note 15)
STOCKHOLDERS’ DEFICIT
Community Health Systems, Inc. stockholders’ deficit:
Preferred stock, $.01 par value per share, 100,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value per share, 300,000,000 shares authorized; 134,703,717 shares issued and outstanding at December 31, 2022, and 132,146,282 shares issued and outstanding at December 31, 2021	1	1
Additional paid-in capital	2,084	2,118
Accumulated other comprehensive loss	(21)	(14)
Accumulated deficit	(3,431)	(3,477)
Total Community Health Systems, Inc. stockholders’ deficit	(1,367)	(1,372)
Noncontrolling interests in equity of consolidated subsidiaries	92	82
Total stockholders’ deficit	(1,275)	(1,290)
Total liabilities and stockholders’ deficit	$14,669	$15,217

See accompanying notes to the consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

		Community Health Systems, Inc. Stockholders
	Redeemable Noncontrolling	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Interests	Shares	Amount	Capital	Loss	Deficit	Interests	Deficit
		(In millions, except share data)
Balance, December 31, 2019	$502	117,822,631	$1	$2,008	$(9)	$(4,218)	$77	$(2,141)
Comprehensive income (loss)	58	—	—	—	(4)	511	38	545
Contributions from noncontrolling interests	—	—	—	—	—	—	15	15
Distributions to noncontrolling interests	(82)	—	—	—	—	—	(34)	(34)
Purchase of subsidiary shares from noncontrolling interests	(4)	—	—	3	—	—	—	3
Other reclassifications of noncontrolling interests	9	—	—	—	—	—	(9)	(9)
Disposition of less-than-wholly owned hospital	(14)	—	—	—	—	—	—	—
Adjustment to redemption value of redeemable noncontrolling interests	15	—	—	(15)	—	—	—	(15)
Cancellation of restricted stock for tax withholdings on vested shares	—	(288,859)	—	(1)	—	—	—	(1)
Issuance of common stock in connection with the exercise of stock options	—	18,166	—	—	—	—	—	—
Income tax payable increase from vesting of restricted shares	—	333	—	—	—	—	—	—
Section 3(a)(9) exchange	—	10,000,000	—	86	—	—	—	86
Stock-based compensation	—	2,059,846	—	13	—	—	—	13
Balance, December 31, 2020	484	129,612,117	1	2,094	(13)	(3,707)	87	(1,538)
Comprehensive income (loss)	100	—	—	—	(2)	230	38	266
Contributions from noncontrolling interests	1	—	—	—	—	—	—	—
Distributions to noncontrolling interests	(82)	—	—	—	—	—	(39)	(39)
Purchase of subsidiary shares from noncontrolling interests	(32)	—	—	17	—	—	(4)	13
Other reclassifications of noncontrolling interests	1	—	—	—	1	—	—	1
Disposition of less-than-wholly owned hospital	(7)	—	—	—	—	—	—	—
Noncontrolling interests in acquired entity	2	—	—	—	—	—	—	—
Adjustment to redemption value of redeemable noncontrolling interests	13	—	—	(13)	—	—	—	(13)
Cancellation of restricted stock for tax withholdings on vested shares	—	(584,379)	—	(5)	—	—	—	(5)
Issuance of common stock in connection with the exercise of stock options	—	65,499	—	—	—	—	—	—
Stock-based compensation	—	3,053,045	—	25	—	—	—	25
Balance, December 31, 2021	480	132,146,282	1	2,118	(14)	(3,477)	82	(1,290)
Comprehensive income (loss)	92	—	—	—	(7)	46	41	80
Contributions from noncontrolling interests	2	—	—	—	—	—	11	11
Distributions to noncontrolling interests	(80)	—	—	—	—	—	(45)	(45)
Purchase of subsidiary shares from noncontrolling interests	1	—	—	(6)	—	—	—	(6)
Noncontrolling interests in acquired entity	6	—	—	—	—	—	3	3
Adjustment to redemption value of redeemable noncontrolling interests	40	—	—	(40)	—	—	—	(40)
Cancellation of restricted stock for tax withholdings on vested shares	—	(828,952)	—	(8)	—	—	—	(8)
Issuance of common stock in connection with the exercise of stock options	—	56,500	—	—	—	—	—	—
Stock-based compensation	—	3,329,887	—	20	—	—	—	20
Balance, December 31, 2022	$541	134,703,717	$1	$2,084	$(21)	$(3,431)	$92	$(1,275)

See accompanying notes to the consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Cash flows from operating activities:
Net income	$179	$368	$607
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	534	540	558
Deferred income taxes	165	170	(187)
Stock-based compensation expense	20	25	13
Impairment and (gain) loss on sale of businesses, net	71	24	48
(Gain) loss from early extinguishment of debt	(253)	79	(317)
Gain on sale of equity interests in Macon Healthcare, LLC	—	(39)	—
Gain from CoreTrust transaction	(119)	—	—
Other non-cash expenses, net	182	78	131
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Patient accounts receivable	22	(136)	309
Supplies, prepaid expenses and other current assets	(128)	1	(15)
Medicare accelerated payments	—	—	1,158
Repayment/derecognition of Medicare accelerated payments	—	(1,081)	(77)
Pandemic relief funds	—	—	104
Accounts payable, accrued liabilities and income taxes	(158)	16	(67)
Other	(215)	(176)	(87)
Net cash provided by (used in) operating activities	300	(131)	2,178
Cash flows from investing activities:
Acquisitions of facilities and other related businesses	(9)	(3)	(1)
Purchases of property and equipment	(415)	(469)	(440)
Proceeds from disposition of hospitals and other ancillary operations	89	17	648
Proceeds from sale of property and equipment	38	10	4
Purchases of available-for-sale debt securities and equity securities	(114)	(171)	(178)
Proceeds from sales of available-for-sale debt securities and equity securities	110	102	194
Purchases of investments in unconsolidated affiliates	(19)	(7)	(1)
Proceeds from sale of equity interests in Macon Healthcare, LLC	—	110	—
Distribution of CoreTrust proceeds	121	—	—
Increase in other investments	(60)	(113)	(49)
Net cash (used in) provided by investing activities	(259)	(524)	177
Cash flows from financing activities:
Repurchase of restricted stock shares for payroll tax withholding requirements	(8)	(5)	(1)
Deferred financing costs and other debt-related costs	(74)	(313)	(156)
Proceeds from noncontrolling investors in joint ventures	13	—	15
Redemption of noncontrolling investments in joint ventures	(5)	(19)	(1)
Distributions to noncontrolling investors in joint ventures	(125)	(121)	(116)
Proceeds from sale-leaseback	—	—	2
Other borrowings	48	60	53
Issuance of long-term debt	1,535	4,310	4,262
Proceeds from ABL Facility	542	—	540
Repayments of long-term indebtedness	(2,356)	(4,426)	(5,493)
Net cash used in financing activities	(430)	(514)	(895)
Net change in cash and cash equivalents	(389)	(1,169)	1,460
Cash and cash equivalents at beginning of period	507	1,676	216
Cash and cash equivalents at end of period	$118	$507	$1,676
Supplemental disclosure of cash flow information:
Interest payments	$(835)	$(778)	$(1,039)
Income tax (payments) refunds, net	$(6)	$(4)	$(2)

See accompanying notes to the consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Business.    Community Health Systems, Inc. is a holding company and operates no business in its own name. On a consolidated basis, Community Health Systems, Inc. and its subsidiaries (collectively the “Company”) own, lease and operate general acute care hospitals as well as outpatient facilities in communities across the country. As of December 31, 2022, the Company’s subsidiaries own or lease 80 affiliated hospitals, with approximately 13,000 beds, and operate more than 1,000 sites of care, including physician practices, urgent care centers, freestanding emergency departments, occupational medicine clinics, imaging centers, cancer centers and ambulatory surgery centers. Throughout these notes to the consolidated financial statements, Community Health Systems, Inc. (the “Parent”) and its consolidated subsidiaries are referred to on a collective basis as the “Company.” This drafting style is not meant to indicate that the publicly-traded Parent or any particular subsidiary of the Parent owns or operates any asset, business, or property. The hospitals, operations and businesses described in this filing are owned and operated, and management services provided, by distinct and indirect subsidiaries of Community Health Systems, Inc.

As of December 31, 2022, Indiana, Alabama, Texas and Florida represent the only areas of significant geographic concentration. Net operating revenues generated by the Company’s hospitals in Indiana, as a percentage of consolidated net operating revenues, were 17.3% in 2022, 16.4% in 2021 and 15.0% in 2020. Net operating revenues generated by the Company’s hospitals in Alabama, as a percentage of consolidated net operating revenues, were 13.3% in 2022, 13.0% in 2021 and 12.1% in 2020. Net operating revenues generated by the Company’s hospitals in Texas, as a percentage of consolidated net operating revenues, were 11.7% in 2022, 11.0% in 2021 and 12.2% in 2020. Net operating revenues generated by the Company’s hospitals in Florida, as a percentage of consolidated net operating revenues, were 11.6% in 2022, 12.2% in 2021 and 13.0% in 2020.

Use of Estimates.    The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from these estimates under different assumptions or conditions.

Principles of Consolidation.    The consolidated financial statements include the accounts of the Parent, its subsidiaries, all of which are controlled by the Parent through majority voting control, and variable interest entities for which the Company is the primary beneficiary. All intercompany accounts, profits and transactions have been eliminated. Noncontrolling interests in less-than-wholly-owned consolidated subsidiaries of the Parent are presented as a component of total equity to distinguish between the interests of the Parent and the interests of the noncontrolling owners. Revenues, expenses and income from these subsidiaries are included in the consolidated amounts as presented in the consolidated statements of income, along with a net income measure that separately presents the amounts attributable to the controlling interests and the amounts attributable to the noncontrolling interests for each of the periods presented. Noncontrolling interests that are redeemable or may become redeemable at a fixed or determinable price at the option of the holder or upon the occurrence of an event outside of the control of the Company are presented in mezzanine equity in the consolidated balance sheets.

Cost of Revenue.    Substantially all of the Company’s operating costs and expenses are “cost of revenue” items. Operating costs that could be classified as general and administrative by the Company would include the Company’s corporate office costs at its Franklin, Tennessee office which were collectively $229 million, $222 million and $190 million for the years ended December 31, 2022, 2021 and 2020, respectively. Included in these corporate office costs is stock-based compensation of $20 million, $25 million and $13 million for the years ended December 31, 2022, 2021 and 2020, respectively. Operating costs for the years ended December 31, 2022 and 2021 reflect increased stock compensation expense and annual cash incentive compensation expense compared to the year ended December 31, 2020.

Cash Equivalents.    The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents.

Supplies.    Supplies, principally medical supplies, are stated at the lower of cost (first-in, first-out basis) or market.

Marketable Securities.    The Company’s marketable securities consist of debt securities that are classified as trading or available-for-sale and equity securities. Available-for-sale debt securities are reported at fair value as determined by quoted market prices, with unrealized gains and losses reported as a separate component of stockholders’ deficit. Trading securities are reported at fair value with unrealized gains and losses included in earnings. Other comprehensive loss, net of tax, included an unrealized loss of $17 million and $5 million during the years ended December 31, 2022 and 2021, respectively, and an unrealized gain of $4 million for the year ended December 31, 2020 related to these available-for-sale debt securities.

Property and Equipment.    Property and equipment are recorded at cost. Depreciation is recognized using the straight-line method over the estimated useful lives of the land and improvements (3 to 20 years), buildings and improvements (5 to 40 years) and equipment and fixtures (3 to 18 years). Costs capitalized as construction in progress were $234 million and $225 million at December 31, 2022 and 2021, respectively. Expenditures for renovations and other significant improvements are capitalized; however, maintenance and repairs which do not improve or extend the useful lives of the respective assets are charged to operations as incurred. Interest capitalized related to construction in progress was $9 million, $13 million and $15 million for the years ended December 31, 2022, 2021 and 2020, respectively. Purchases of property and equipment and internal-use software accrued in accounts payable and not yet paid were $87 million and $105 million at December 31, 2022 and 2021, respectively.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company also leases certain facilities and equipment under finance leases (see Note 9). Such assets are amortized on a straight-line basis over the lesser of the term of the lease or the remaining useful lives of the applicable assets. During the year ended December 31, 2022, the Company had non-cash investing activity of $38 million related to certain facility and equipment additions that were financed through finance leases and other debt.

Goodwill.    Goodwill represents the excess of the fair value of the consideration conveyed in the acquisition over the fair value of net assets acquired. Goodwill arising from business combinations is not amortized. Goodwill is required to be evaluated for impairment at the same time every year and when an event occurs or circumstances change such that it is more likely than not that impairment may exist. The Company performs its annual testing of impairment for goodwill in the fourth quarter of each year. There was no goodwill impairment charge during the years ended December 31, 2022, 2021 and 2020 as a result of the Company’s annual impairment evaluation.

Other Assets.    Other assets consist of the insurance recovery receivable from excess insurance carriers related to the Company’s self-insured professional liability and workers’ compensation insurance liability; costs to recruit physicians to the Company’s markets, which are deferred and expensed over the term of the respective physician recruitment contract, generally three years, and included in amortization expense; equity method investments; right-of-use (“ROU”) assets for operating leases; and capitalized internal-use software costs, which are expensed over the expected useful life, which is generally three years for routine software, and included in amortization expense.

Revenue Recognition.

Net Operating Revenues

Net operating revenues are recorded at the transaction price estimated by the Company to reflect the total consideration due from patients and third-party payors in exchange for providing goods and services in patient care. These services are considered to be a single performance obligation and have a duration of less than one year. Revenues are recorded as these goods and services are provided. The transaction price, which involves significant estimates, is determined based on the Company’s standard charges for the goods and services provided, with a reduction recorded for price concessions related to third-party contractual arrangements as well as patient discounts and other patient price concessions. During each of the years ended December 31, 2022, 2021 and 2020, the impact of changes to the inputs used to determine the transaction price was considered immaterial.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s net operating revenues during the years ended December 31, 2022, 2021 and 2020 have been presented in the following table based on an allocation of the estimated transaction price with the patient between the primary patient classification of insurance coverage (in millions):

	Year Ended December 31,
	2022	2021	2020
Medicare	$2,547	$2,650	$2,813
Medicaid	1,807	1,671	1,578
Medicare Managed Care	1,968	1,861	1,601
Other third-party payors	5,806	6,076	5,799
Self-pay	83	110	(2)
Total	$12,211	$12,368	$11,789

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

Patient accounts receivable can be impacted by the effectiveness of the Company’s collection efforts. Additionally, significant changes in payor mix, business office operations, economic conditions or trends in federal and state governmental healthcare coverage could affect the net realizable value of accounts receivable. The Company also continually reviews the net realizable value of accounts receivable by monitoring historical cash collections as a percentage of trailing net operating revenues, as well as by analyzing current period net operating revenues and admissions by payor classification, days revenue outstanding, the composition of self-pay receivables between pure self-pay patients and the patient responsibility portion of third-party insured receivables, the impact of recent acquisitions and dispositions and the impact of current macroeconomic conditions and other events.

Final settlements for some payors and programs are subject to adjustment based on administrative review and audit by third parties. As a result of these final settlements, the Company has recorded amounts due to third-party payors of $101 million and $118 million as of December 31, 2022 and 2021, respectively, and these amounts are included in accrued liabilities-other in the accompanying consolidated balance sheets. Amounts due from third-party payors were $97 million and $114 million as of December 31, 2022 and 2021, respectively, and are included in other current assets in the accompanying consolidated balance sheets. Substantially all Medicare and Medicaid cost reports are final settled through 2018.

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

These charity care services are estimated to be $1.4 billion, $1.1 billion and $1.0 billion for the years ended December 31, 2022, 2021 and 2020, respectively, representing the value (at the Company’s standard charges) of these charity care services that are excluded from net operating revenues. The estimated cost incurred by the Company to provide these charity care services to patients who are unable to pay was approximately $166 million, $123 million and $122 million for the years ended December 31, 2022, 2021 and 2020, respectively. The estimated cost of these charity care services was determined using a ratio of cost to gross charges and applying that ratio to the gross charges associated with providing care to charity patients for the period. The Company determines amounts that qualify for charity care based on the patient’s household income relative to the federal poverty level guidelines, as established by the federal government. The Company updated its policy during the three months ended March 31, 2022 in a manner which increased the number of accounts qualifying for charity care. This resulted in an increase in charity care services during the year ended December 31, 2022, compared to the same period in 2021.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Leases.   Leases are recorded in the consolidated balance sheets through recognition of a liability for the discounted present value of future fixed lease payments and a corresponding ROU asset. The ROU asset recorded at commencement of the lease represents the right to use the underlying asset over the lease term in exchange for the lease payments. Leases with an initial term of 12 months or less that do not have an option to purchase the underlying asset that is deemed reasonably certain to be exercised are not recorded in the consolidated balance sheets; rather, rent expense for these leases is recognized on a straight-line basis over the lease term, or when incurred if a month-to-month lease. When readily determinable, the Company uses the interest rate implicit in a lease to determine the present value of future lease payments. For leases where the implicit rate is not readily determinable, the Company’s incremental borrowing rate is utilized. The Company calculates its incremental borrowing rate on a quarterly basis using a third-party financial model that estimates the rate of interest the Company would have to pay to borrow an amount equal to the total lease payments on a collateralized basis over a term similar to the lease. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Physician Income Guarantees.    The Company enters into physician recruiting agreements under which it supplements physician income to a minimum amount over a period of time, typically one year, while the physicians establish themselves in the community. As part of the agreements, the physicians are committed to practice in the community for a period of time, typically three years, which extends beyond their income guarantee period. The Company records an asset and liability for the estimated fair value of minimum revenue guarantees on new agreements and the asset is amortized over the life of each respective agreement. Adjustments to the ultimate value of the guarantee paid to physicians are recognized in the period that the change in estimate is identified. As of December 31, 2022 and 2021, the unamortized portion of these physician income guarantees was $12 million and $13 million, respectively, and is recorded in other assets in the consolidated balance sheets.

Concentrations of Credit Risk.    The Company grants unsecured credit to its patients, most of whom reside in the service area of the Company’s facilities and are insured under third-party payor agreements. Because of the economic diversity of the Company’s facilities and non-governmental third-party payors, Medicare represents the only significant concentration of credit risk from payors. Accounts receivable, net of contractual allowances, from Medicare was $198 million and $211 million at December 31, 2022 and 2021, respectively, representing 6% and 5% of consolidated net accounts receivable at December 31, 2022 and 2021, respectively.

Accounting for the Impairment or Disposal of Long-Lived Assets.     During the year ended December 31, 2022, the Company recorded an impairment charge of approximately $71 million, of which (i) approximately $7 million was recorded to adjust the carrying value of long-lived assets at hospitals and related businesses that were sold at a sales price below carrying value, (ii) approximately $44 million was recorded to reduce the carrying value of closed hospitals to estimated fair value less costs to sell, (iii) approximately $9 million was recorded related to the expiration or planned non-renewal of leases to operate certain hospitals, and (iv) approximately $11 million was recorded to reduce the carrying value of several assets that were either idled, disposed or held-for-sale.

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

Income Taxes.    The Company accounts for income taxes under the asset and liability method, in which deferred income tax assets and liabilities are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in the consolidated statements of income during the period in which the tax rate change becomes law.

Other Comprehensive Loss.    Other comprehensive loss is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

COVID-19 Pandemic.   COVID-19, a disease caused by a novel strain of coronavirus, materially affected the Company’s results of operations during 2020, and continued to affect the Company’s results of operations during the years ended December 31, 2022 and 2021. Federal and state governments have passed legislation, promulgated regulations and taken other administrative actions intended to assist healthcare providers in providing care to COVID-19 and other patients during the public health emergency. Sources of relief include the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), the Paycheck Protection Program and Health Care Enhancement Act (the “PPPHCE Act”), the Consolidated Appropriations Act, 2021 (the “CAA”), and the American Rescue Plan Act of 2021 (the “ARPA”). Together, these stimulus laws authorize over $186 billion in funding to be distributed to hospitals and other healthcare providers through the Public Health and Social Services Emergency Fund (the “PHSSEF”). In addition to the relief funding, the CARES Act provided for an expansion of the Medicare Accelerated and Advance Payment Program whereby inpatient acute care hospitals and other eligible providers were able to request accelerated payment of up to 100% of their Medicare payment amount for a six-month period. Providers are required to repay accelerated payments. Various state and local programs also exist to provide relief, either independently or through distribution of monies received via the CARES Act and other enacted federal legislation. The Company’s accounting policies for the recognition of these stimulus monies are as follows:

Pandemic Relief Funds

The Company received pandemic relief fund payments through various federal, state and local programs of approximately $161 million, $58 million and $705 million during the years ended December 31, 2022, 2021 and 2020, respectively. The recognition of amounts received is conditioned upon the provision of care for individuals with possible or actual cases of COVID-19 after January 31, 2020, certification that payment will be used to prevent, prepare for and respond to coronavirus (such amounts shall reimburse the recipient only for healthcare-related expenses or lost revenues, as defined by the U.S. Department of Health and Human Services Agency (“HHS”), that are attributable to coronavirus), and receipt of the funds. Amounts are recognized as a reduction to operating costs and expenses only to the extent the Company is reasonably assured that underlying conditions have been met. Amounts recognized are denoted by the caption “pandemic relief funds” within the consolidated statements of income.

The Company’s assessment of whether the terms and conditions for amounts received are reasonably assured of having been met is updated each reporting period and considers, among other things, the requirements set forth in the CARES Act and subsequent relief legislation, responses to all applicable frequently asked questions and other interpretive guidance issued by HHS, including the various Post-Payment Notices of Reporting Requirements, the Company’s expenses incurred attributable to the coronavirus, the Company’s results of operations during such period as compared to the Company’s 2020 budget, and the allocation of general and targeted fund distribution payments among subsidiaries of the Company during such period. The HHS guidance, specifically the various Post-Payment Notices of Reporting Requirements and frequently asked questions, set forth the allowable methods for quantifying eligible healthcare related expenses and lost revenues. Only healthcare-related expenses attributable to coronavirus that another source has not reimbursed and is not obligated to reimburse are eligible to be claimed. The use of funds calculation takes into account expenses attributable to each respective entity, which for the Company primarily relate to incremental labor and supply costs, as well as lost revenues. The deadlines for using and required timelines for reporting on the use of funds depend on the dates of receipt of the funds. Approximately $173 million, $148 million and $601 million during the years ended December 31, 2022, 2021 and 2020, respectively, was recognized as pandemic relief funds within the consolidated statements of income.

Amounts received through the PHSSEF or state and local programs that have not yet been recognized or otherwise have not been refunded to HHS or the various state and local agencies as of December 31, 2022, total approximately $2 million and are reflected within accrued liabilities-other in the consolidated balance sheets. Such unrecognized amounts may either be returned or may be recognized in future periods if the underlying conditions for recognition are reasonably assured of having been met. HHS’ interpretation of the underlying terms and conditions of such PHSSEF payments, including auditing and reporting requirements, continues to evolve. Additional guidance or new and amended interpretations of existing guidance on the terms and conditions of such PHSSEF payments may result in changes in the Company’s estimate of amounts for which the terms and conditions are reasonably assured of being met, and any such changes may be material. Additionally, any such changes may result in the Company’s inability to recognize additional PHSSEF payments or may result in the derecognition of amounts previously recognized, which (in any such case) may be material.

Medicare Accelerated Payments

With respect to the Medicare Accelerated and Advanced Payment Program, the Company received Medicare accelerated payments of approximately $1.2 billion in April 2020. No additional Medicare accelerated payments have been received by the Company since such time. In addition, because CMS is no longer accepting new applications for accelerated payments, the Company does not expect to receive additional Medicare accelerated payments. CMS began recouping Medicare accelerated payments in April 2021. As of December 31, 2021, all Medicare accelerated payments received by the Company was recouped or repaid to CMS or assumed by buyers related to hospitals the Company divested. Approximately $1.1 billion and $77 million of Medicare accelerated payments

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

received by the Company were recouped or repaid to CMS or assumed by buyers related to hospitals the Company divested during the years ended December 31, 2021 and 2020, respectively.

New Accounting Pronouncements.    In September 2022, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2022-04, “Liabilities – Supplier Finance Programs (Subtopic 405-50), Disclosure of Supplier Finance Program Obligations.” This ASU provides specific authoritative guidance for disclosure of supplier finance programs including key terms of such programs, amounts outstanding, and where the obligations are presented in the statement of financial position. This ASU is effective for all entities for financial statements issued for annual periods beginning after December 15, 2022, including interim periods, except for the disclosure of rollforward information, which is effective for annual periods beginning after December 15, 2023. Certain components of this guidance must be applied retrospectively while others may be applied prospectively. Early adoption is permitted. The Company is currently evaluating the impact that adoption of this ASU will have on its consolidated financial statements.

The Company has evaluated all other recently issued, but not yet effective, ASUs and does not expect the eventual adoption of these ASUs to have a material impact on its consolidated financial position or results of operations.

2.  ACCOUNTING FOR STOCK-BASED COMPENSATION

Stock-based compensation awards have been granted under the Community Health Systems, Inc. Amended and Restated 2009 Stock Option and Award Plan (the “2009 Plan”), which was amended and restated as of March 17, 2021 and approved by the Company’s stockholders at the annual meeting of stockholders held on May 11, 2021.

The 2009 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code (“IRC”) and for the grant of stock options which do not so qualify, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance-based shares or units and other share awards. Persons eligible to receive grants under the 2009 Plan include the Company’s directors, officers, employees and consultants. To date, all options granted under the 2009 Plan have been “nonqualified” stock options for tax purposes. Generally, these options vest in one-third increments on each of the first three anniversaries of the award date and have a 10-year contractual term. As of December 31, 2022, 6,943,882 shares of unissued common stock were reserved for future grants under the 2009 Plan.

The exercise price of all options granted under the 2009 Plan is equal to the fair value of the Company’s common stock on the option grant date.

The following table reflects the impact of total compensation expense related to stock-based equity plans on the reported operating results for the respective periods (in millions):

	Year Ended December 31,
	2022	2021	2020
Effect on income before income taxes	$(20)	$(25)	$(13)
Effect on net income	$(15)	$(20)	$(10)

At December 31, 2022, $34 million of unrecognized stock-based compensation expense related to outstanding unvested stock options, restricted stock and RSUs (the terms of which are summarized below) was expected to be recognized over a weighted-average period of 22 months. Of that amount, $6 million related to outstanding unvested stock options was expected to be recognized over a weighted-average period of 22 months and $28 million related to outstanding unvested restricted stock and RSUs was expected to be recognized over a weighted-average period of 22 months. There were no modifications to awards during the years ended December 31, 2022, 2021 and 2020.

The fair value of stock options was estimated using the Black Scholes option pricing model with the following assumptions and weighted-average fair values during the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
Expected volatility	84.3% - 87.5%	84.3% - 88.9%	73.5%
Expected dividends	—	—	—
Expected term	3.0 - 6.0 years	3.0 - 6.0 years	6.0 years
Risk-free interest rate	1.5% - 1.6%	0.3% - 0.9%	1.0%

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

Options outstanding and exercisable under the 2009 Plan as of December 31, 2022, and changes during each of the years in the three-year period prior to December 31, 2022, were as follows (in millions, except share and per share data):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value as of December 31, 2022
Outstanding at December 31, 2019	1,110,134	$16.90
Granted	946,500	4.93
Exercised	(18,166)	4.99
Forfeited and cancelled	(220,943)	33.52
Outstanding at December 31, 2020	1,817,525	8.77
Granted	749,250	8.81
Exercised	(65,499)	5.03
Forfeited and cancelled	(199,523)	33.14
Outstanding at December 31, 2021	2,301,753	6.77
Granted	760,000	10.18
Exercised	(56,500)	4.97
Forfeited and cancelled	(173,502)	13.41
Outstanding at December 31, 2022	2,831,751	$7.32	7.8 years	$—
Exercisable at December 31, 2022	1,298,412	$5.64	7.0 years	$—

The weighted-average grant date fair value of stock options granted during the years ended December 31, 2022, 2021 and 2020, was $7.25, $6.22 and $3.17, respectively. The aggregate intrinsic value (calculated as the number of in-the-money stock options multiplied by the difference between the Company’s closing stock price on the last trading day of the reporting period ($4.32) and the exercise price of the respective stock options) in the table above represents the amount that would have been received by the option holders had all option holders exercised their options on December 31, 2022. This amount changes based on the market value of the Company’s common stock. The aggregate intrinsic value of options exercised during the years ended December 31, 2022, 2021 and 2020 was less than $1 million for all three years. The aggregate intrinsic value of options vested and expected to vest approximates that of the outstanding options.

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

Restricted stock outstanding under the 2009 Plan as of December 31, 2022, and changes during each of the years in the three-year period prior to December 31, 2022, were as follows:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2019	3,857,402	$5.47
Granted	2,205,500	4.90
Vested	(1,123,329)	5.84
Forfeited	(383,838)	8.58
Unvested at December 31, 2020	4,555,735	4.84
Granted	2,929,250	8.16
Vested	(2,312,328)	4.68
Forfeited	(177,343)	6.33
Unvested at December 31, 2021	4,995,314	6.30
Granted	3,253,000	8.95
Vested	(2,561,575)	5.70
Forfeited	(145,674)	8.89
Unvested at December 31, 2022	5,541,065	8.53

RSUs have been granted to the Company’s non-management directors under the 2009 Plan. Each of the Company’s then serving non-management directors received grants under the 2009 Plan of 17,682 RSUs, 19,296 RSUs and 34,483 RSUs on March 1, 2022, 2021 and 2020, respectively. The March 1, 2022, 2021 and 2020 grants had a fair value of approximately $180,000, $170,000 and $170,000, respectively. On June 1, 2022, a new non-management director received a grant of 17,682 RSUs with a grant date fair value of approximately $88,000. Vesting of these RSUs occurs in one-third increments on each of the first three anniversaries of the award date or upon the director’s earlier cessation of service on the board, other than for cause. Beginning with the 2020 grant, each non-management director may elect, prior to the beginning of the calendar year in which the award is granted, to defer the receipt of shares of the Company’s common stock issuable upon vesting until either his or her (i) separation from service with the Company or (ii) attainment of an age specified in advance by the non-management director. A total of three directors elected to defer the receipt of RSUs granted on March 1, 2022 to a future date, a total of four directors elected to defer the receipt of RSUs granted on March 1, 2021 to a future date, and a total of five directors elected to defer the receipt of RSUs granted on March 1, 2020 to a future date.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

RSUs outstanding under the 2009 Plan as of December 31, 2022, and changes during each of the years in the three-year period prior to December 31, 2022, were as follows:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2019	541,576	$5.13
Granted	310,347	4.93
Vested	(238,184)	5.47
Forfeited	—	—
Unvested at December 31, 2020	613,739	4.89
Granted	173,664	8.81
Vested	(300,805)	5.09
Forfeited	—	—
Unvested at December 31, 2021	486,598	6.17
Granted	176,820	9.66
Vested	(151,058)	5.63
Forfeited	—	—
Unvested at December 31, 2022	512,360	7.54

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

During the years ended December 31, 2022, 2021 and 2020, one or more subsidiaries of the Company paid approximately $9 million, $3 million and $1 million, respectively, to acquire the operating assets and related businesses of certain physician practices, clinics, ambulatory surgery centers and other ancillary businesses that operate within the communities served by the Company’s affiliated hospitals. In connection with these acquisitions, during the years ended December 31, 2022 and 2021, the Company allocated the purchase price to property and equipment, working capital, noncontrolling interests and goodwill. During the year ended December 31, 2020, the Company allocated the majority of the purchase price to goodwill.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Divestitures

The following table provides a summary of hospitals that the Company divested during the years ended December 31, 2022, 2021 and 2020.

Hospital	Buyer	City, State	Licensed Beds	Effective Date
2022 Divestitures:
AllianceHealth Seminole	SSM Heath Care of Oklahoma, Inc.	Seminole, OK	32	July 1, 2022

2021 Divestitures:
Lea Regional Medical Center	Covenant Health System	Hobbs, NM	84	January 1, 2021
Tennova Healthcare - Tullahoma	Vanderbilt University Medical Center	Tullahoma, TN	135	January 1, 2021
Tennova Healthcare - Shelbyville	Vanderbilt University Medical Center	Shelbyville, TN	60	January 1, 2021
Northwest Mississippi Medical Center	Delta Health System	Clarksdale, MS	181	February 1, 2021
AllianceHealth Midwest	SSM Health Care of Oklahoma, Inc.	Midwest City, OK	255	April 1, 2021

2020 Divestitures:
Berwick Hospital Center	Fayette Holdings, Inc.	Berwick, PA	90	December 1, 2020
Brownwood Regional Medical Center	Hendrick Health System	Brownwood, TX	188	October 27, 2020
Abilene Regional Medical Center	Hendrick Health System	Abilene, TX	231	October 27, 2020
San Angelo Community Medical Center	Shannon Health System	San Angelo, TX	171	October 24, 2020
Bayfront Health St. Petersburg	Orlando Health, Inc.	St. Petersburg, FL	480	October 1, 2020
Hill Regional Hospital	AHRK Holdings, LLC	Hillsboro, TX	25	August 1, 2020
St. Cloud Regional Medical Center	Orlando Health, Inc.	St. Cloud, FL	84	July 1, 2020
Northern Louisiana Medical Center	Allegiance Health Management, Inc.	Ruston, LA	130	July 1, 2020
Shands Live Oak Regional Medical Center	HCA Healthcare, Inc. ("HCA")	Live Oak, FL	25	May 1, 2020
Shands Starke Regional Medical Center	HCA	Starke, FL	49	May 1, 2020
Southside Regional Medical Center	Bon Secours Mercy Health System	Petersburg, VA	300	January 1, 2020
Southampton Memorial Hospital	Bon Secours Mercy Health System	Franklin, VA	105	January 1, 2020
Southern Virginia Regional Medical Center	Bon Secours Mercy Health System	Emporia, VA	80	January 1, 2020

On September 14, 2022, one or more affiliates of the Company entered into a definitive agreement for the sale of substantially all of the assets of Greenbrier Valley Medical Center (122 licensed beds) in Ronceverte, West Virginia, to a subsidiary of Vandalia Health, Inc. This disposition was completed on January 1, 2023, as further described in Note 16 below.

On December 30, 2022, one or more affiliates of the Company entered into a definitive agreement for the sale of substantially all of the assets of Plateau Medical Center (25 licensed beds) in Oak Hill, West Virginia, to a subsidiary of Vandalia Health, Inc. This hospital is classified as held-for-sale as of December 31, 2022.

The following table discloses amounts included in the consolidated balance sheet for hospitals and other assets classified as held-for-sale as of December 31, 2022 (in millions). Other assets, net primarily includes goodwill and the net property and equipment for hospitals held-for-sale. No hospitals were classified as held-for-sale as of December 31, 2021 and no divestitures or potential divestitures meet the criteria for reporting as a discontinued operation as of December 31, 2022, 2021, or 2020.

December 31,
2022
Other current assets	$6
Other assets, net	132
Accrued liabilities	(4)

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Closures

During the three months ended September 30, 2022, the Company completed the closure of Shorepoint Health Venice hospital (312 licensed beds) in Venice, Florida. The Company recorded an impairment charge of approximately $29 million during the year ended December 31, 2022, to adjust the fair value of the long-lived assets of this hospital, including property and equipment and capitalized software costs, based on their estimated fair value.

During the three months ended September 30, 2022, the provision of inpatient services and substantially all outpatient services ceased at First Hospital Wyoming Valley (psychiatric hospital) (149 licensed beds) in Wilkes-Barre, Pennsylvania, resulting in the closure of this facility being substantially complete as of September 30, 2022. The Company completed the closure of First Hospital Wyoming Valley during the three months ended December 31, 2022. The Company recorded an impairment charge of approximately $15 million during the year ended December 31, 2022, to adjust the fair value of the long-lived assets of this hospital, including property and equipment and capitalized software costs, based on their estimated fair value.

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

Other

On December 31, 2022, the lease for AllianceHealth Clinton (56 licensed beds) in Clinton, Oklahoma, expired and was not renewed. The Company recorded an impairment charge of approximately $1 million during the year ended December 31, 2022 in conjunction with exiting the lease to operate this hospital.

During the three months ended December 31, 2022, the Company notified the lessor of AllianceHealth Woodward (87 licensed beds) in Woodward, Oklahoma that the lease will not be renewed and will therefore expire effective December 1, 2023. The Company recorded an impairment charge of approximately $8 million in conjunction with the determination to exit this lease.

4.  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2022 and 2021 are as follows (in millions):

Balance, beginning balance	2022	2021
Goodwill	$7,033	$7,033
Accumulated impairment losses	(2,814)	(2,814)
	4,219	4,219
Goodwill acquired as part of acquisitions during current year	11	5
Goodwill allocated to hospitals divested or held-for-sale	(64)	(5)

Balance, end of year
Goodwill	6,980	7,033
Accumulated impairment losses	(2,814)	(2,814)
	$4,166	$4,219

Goodwill is allocated to each identified reporting unit, which is defined as an operating segment or one level below the operating segment (referred to as a component of the entity). Management has determined that the Company’s operating segment meets the criteria to be classified as a reporting unit. At December 31, 2022, after giving effect to the 2022 acquisition and divestiture activity, the Company had approximately $4.2 billion of goodwill recorded.

Goodwill is evaluated for impairment annually and when an event occurs or circumstances change that, more likely than not, reduce the fair value of the reporting unit below its carrying value. The Company performed its last annual goodwill impairment evaluation during the fourth quarter of 2022 using an October 31, 2022 measurement date, which indicated no impairment.

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

The determination of fair value in the Company’s goodwill impairment analysis is based on an estimate of fair value for the reporting unit utilizing known and estimated inputs at the evaluation date. Some of those inputs include, but are not limited to, the most recent price of the Company’s common stock and fair value of long-term debt, the Company’s recent financial results, estimates of future revenue and expense growth, estimated market multiples, expected capital expenditures, income tax rates, costs of invested capital and a discount rate.

Future estimates of fair value could be adversely affected if the actual outcome of one or more of the assumptions described above changes materially in the future, including as a result of any decline in the Company’s stock price and the fair value of its long-term debt, an increase in the volatility of the Company’s stock price and the fair value of its long-term debt, lower-than-expected hospital volumes and/or net operating revenues, higher market interest rates, increased operating costs or other adverse impacts on the Company’s financial results. Such changes impacting the calculation of fair value could result in a material impairment charge in the future.

The determination of fair value of the Company’s hospital operations reporting unit as part of its goodwill impairment measurement represents a Level 3 fair value measurement in the fair value hierarchy due to its use of internal projections and unobservable measurement inputs.

Intangible Assets

No intangible assets other than goodwill were acquired during the years ended December 31, 2022 and 2021. The gross carrying amount of the Company’s other intangible assets subject to amortization was $4 million and $1 million at December 31, 2022 and 2021, respectively, and the net carrying amount was $2 million and less than $1 million at December 31, 2022 and 2021, respectively. The carrying amount of the Company’s other intangible assets not subject to amortization was $50 million and $54 million at December 31, 2022 and 2021, respectively. Other intangible assets are included in other assets, net on the Company’s consolidated balance sheets. Substantially all of the Company’s intangible assets are contract-based intangible assets related to operating licenses, management contracts, or non-compete agreements entered into in connection with prior acquisitions.

The weighted-average remaining amortization period for the intangible assets subject to amortization is approximately three years. There are no expected residual values related to these intangible assets. Amortization expense on these intangible assets was $1 million during the year ended December 31, 2022, and less than $1 million during both of the years ended December 31, 2021 and 2020. Amortization expense on intangible assets is estimated to be less than $1 million in 2023, 2024 and 2025.

The gross carrying amount of capitalized software for internal use was approximately $968 million and $992 million at December 31, 2022 and 2021, respectively, and the net carrying amount was approximately $170 million and $215 million at December 31, 2022 and 2021, respectively. The estimated amortization period for capitalized internal-use software is generally three years. There is no expected residual value for capitalized internal-use software.  At December 31, 2022, there were approximately $82 million of capitalized costs for internal-use software that is currently in the development stage and will begin amortization once the software project is complete and ready for its intended use. Amortization expense on capitalized internal-use software was $85 million, $108 million and $123 million during the years ended December 31, 2022, 2021 and 2020, respectively. Amortization expense on capitalized internal-use software is estimated to be $66 million in 2023, $43 million in 2024, $26 million in 2025, $20 million in 2026, $8 million in 2027 and $7 million thereafter.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5.  INCOME TAXES

The provision for (benefit from) income taxes consists of the following (in millions):

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$—	$(46)	$(1)
State	5	6	3
	5	(40)	2
Deferred:
Federal	166	161	(162)
State	(1)	10	(25)
	165	171	(187)
Total provision for (benefit from) income taxes for income	$170	$131	$(185)

The following table reconciles the differences between the statutory federal income tax rate and the effective tax rate (dollars in millions):

	Year Ended December 31,
	2022		2021		2020
	Amount	%	Amount	%	Amount	%
Provision for (benefit from) income taxes at statutory federal rate	$73	21.0%	$105	21.0%	$89	21.0%
State income taxes, net of federal income tax benefit	3	0.8	44	8.7	(15)	(3.6)
Net income attributable to noncontrolling interests	(28)	(8.0)	(29)	(5.8)	(20)	(4.7)
Change in valuation allowance	122	34.9	33	6.8	(267)	(63.2)
Nondeductible goodwill	—	—	—	—	41	9.8
Amended return adjustments	—	—	(22)	(4.4)	—	—
Nondeductible loss on divestiture	—	—	—	—	(15)	(3.4)
Other	—	—	—	—	2	0.3
Provision for (benefit from) income taxes and effective tax rate for income	$170	48.7%	$131	26.3%	$(185)	(43.8)%

The Company’s effective tax rates were 48.7%, 26.3% and (43.8)% for the years ended December 31, 2022, 2021 and 2020, respectively. The increase in the Company’s effective tax rate for the year ended December 31, 2022, when compared to the year ended December 31, 2021, was primarily due to an increase in non-deductible interest for 2022 compared to 2021, compounded by an adverse change in the IRC Section 163(j) limit for deductible interest expense beginning in 2022. The increase in the Company’s effective tax rate for the year ended December 31, 2021, when compared to the year ended December 31, 2020, was primarily due to a decrease in the valuation allowance in 2020 as a result of an increase to the deductible interest expense allowed for 2019 and 2020 under the CARES Act; the CARES Act related benefits for deductibility of interest recognized in 2020 did not reoccur in 2021.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Deferred income taxes are based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities under the provisions of the enacted tax laws. Deferred income taxes as of December 31, 2022 and 2021 consist of (in millions):

	December 31,
	2022		2021
	Assets	Liabilities	Assets	Liabilities
Net operating loss and credit carryforwards	$553	$—	$833	$—
Property and equipment	—	323	—	343
Self-insurance liabilities	30	—	49	—
Prepaid expenses	—	31	—	30
Intangibles	—	148	—	144
Investments in unconsolidated affiliates	—	58	—	58
Other liabilities	—	9	—	9
Long-term debt and interest	41	—	48	—
Accounts receivable	16	—	22	—
IRC Section 163(j) interest limitation	448	—	329	—
Accrued vacation	19	—	22	—
Accrued bonus	19	—	31	—
Other comprehensive income	6	—	5	—
Right-of-use assets	—	148	—	137
Right-of-use liability	156	—	142	—
Stock-based compensation	5	—	4	—
Deferred compensation	51	—	64	—
IRC Section 481(a) adjustments	—	122	—	191
Other	19	—	38	—
Total	1,363	839	1,587	912
Valuation allowance	(829)	—	(814)	—
Total deferred income taxes	$534	$839	$773	$912

The Company believes that the net deferred tax assets will ultimately be realized, except as noted below. Its conclusion is based on its estimate of future taxable income and the expected timing of temporary difference reversals. The Company has gross federal net operating loss carryforwards of approximately $68 million and state net operating loss carryforwards of approximately $9.6 billion, which expire from 2023 through 2042. The Company’s tax affected federal and state net operating loss and credit carryforwards are approximately $21 million and $532 million, respectively. A valuation allowance of approximately $829 million has been recognized for state net operating loss carryforwards, state credit carryforwards and federal and state deferred tax assets that the Company does not expect to be able to realize. With respect to the deferred tax liability pertaining to intangibles, as included above, goodwill purchased in connection with certain of the Company’s business acquisitions is amortizable for income tax reporting purposes. However, for financial reporting purposes, there is no corresponding amortization allowed with respect to such purchased goodwill.

The valuation allowance for federal and state jurisdictions where the Company concluded that the associated deferred tax assets would not be realized increased by $122 million and decreased by $108 million, respectively, for the year ended December 31, 2022, and increased by $64 million and decreased by $31 million, respectively, for the year ended December 31, 2021.

The total amount of unrecognized benefit that would affect the effective tax rate, if recognized, was $2 million as of December 31, 2022. A total of less than $1 million of interest and penalties is included in the amount of the liability for uncertain tax positions at December 31, 2022. It is the Company’s policy to recognize interest and penalties related to unrecognized benefits in its consolidated statements of income as income tax expense.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a tabular reconciliation of the total amount of unrecognized tax benefit for the years ended December 31, 2022, 2021 and 2020 (in millions):

	Year Ended December 31,
	2022	2021	2020
Unrecognized tax benefit, beginning of year	$42	$45	$26
Gross increases — tax positions in current period	8	5	19
Reductions — tax positions in prior period	—	(8)	—
Unrecognized tax benefit, end of year	$50	$42	$45

The Company’s income tax return for the 2014, 2015 and 2018 tax years remain under examination by the Internal Revenue Service. The Company believes the result of this examination will not be material to its consolidated results of operations or consolidated financial position. The Company has extended the federal statute of limitations through December 31, 2023 for Community Health Systems, Inc. for the tax period ended December 31, 2018.

Cash paid for income taxes, net of refunds received, was $6 million, $4 million and $2 million during the years ended December 31, 2022, 2021 and 2020, respectively.

6.  LONG-TERM DEBT

Long-term debt, net of unamortized debt issuance costs and discounts or premiums, consists of the following (in millions):

	December 31,
	2022	2021
6⅝% Senior Secured Notes due 2025	$—	$1,462
8% Senior Secured Notes due 2026	2,101	2,101
8% Senior Secured Notes due 2027	700	700
5⅝% Senior Secured Notes due 2027	1,900	1,900
6⅞% Senior Notes due 2028	756	767
6% Senior Secured Notes due 2029	900	900
5¼% Senior Secured Notes due 2030	1,535	—
4¾% Senior Secured Notes due 2031	1,058	1,095
6⅞% Junior-Priority Secured Notes due 2029	1,386	1,775
6⅛% Junior-Priority Secured Notes due 2030	1,232	1,440
ABL Facility	53	—
Finance lease and financing obligations	380	398
Other	36	37
Less: Unamortized deferred debt issuance costs and note discount	(402)	(435)
Total debt	11,635	12,140
Less: Current maturities	(21)	(31)
Total long-term debt	$11,614	$12,109

6⅝% Senior Notes due 2025

On February 4, 2022, CHS/Community Health Systems, Inc. (“CHS”) completed a private offering of $1.535 billion aggregate principal amount of 5¼% Senior Secured Notes due May 15, 2030 (the “5¼% Senior Secured Notes due 2030”). The proceeds of the offering were used to redeem the 6⅝% Senior Secured Notes due 2025 on February 4, 2022, and to pay related fees and expenses.

The 6⅝% Senior Secured Notes due 2025 bore interest at a rate of 6.625% per annum, payable semi-annually in arrears on February 15 and August 15 of each year, commencing on August 15, 2020. The 6⅝% Senior Secured Notes were scheduled to mature on February 15, 2025. The 6⅝% Senior Secured Notes due 2025 were unconditionally guaranteed on a senior-priority secured basis by the Company and each of the CHS current and future domestic subsidiaries that provide guarantees under the Company’s asset-based loan facility (“ABL Facility”), any capital market debt securities of CHS (including CHS’ outstanding senior notes) and certain other long-term debt of CHS. The 6⅝% Senior Secured Notes due 2025 and the related guarantees were secured by shared (i) first-priority liens on the Non-ABL Priority Collateral and (ii) second-priority liens on the ABL Priority Collateral that secured on a first-priority

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

basis the ABL Facility, in each case subject to permitted liens described in the indenture governing the 6⅝% Senior Secured Notes due 2025.

8% Senior Secured Notes due 2026

On March 6, 2019, CHS completed a private offering of $1.601 billion aggregate principal amount of the 8% Senior Secured Notes due March 15, 2026 (the “8% Senior Secured Notes due 2026”). The net proceeds from this issuance were used to finance the repayment of approximately $1.557 billion aggregate principal amount of CHS’ then outstanding Term H Facility and related fees and expenses. On November 19, 2019, CHS completed a tack-on offering of $500 million aggregate principal amount of the additional 2026 Notes, increasing the total aggregate principal amount of the 8% Senior Secured Notes due 2026 to $2.101 billion. CHS used the proceeds from the additional 2026 Notes to repay amounts outstanding under the ABL Facility, redeem all $121 million aggregate principal amount of CHS’ then outstanding 7⅛% Senior Notes due 2020 and repay borrowings outstanding under the ABL Facility. The additional 2026 Notes have identical terms, other than issue date, issue price and the date from which interest initially accrued, as the 8% Senior Secured Notes due 2026 issued on March 6, 2019. The 8% Senior Secured Notes due 2026 bear interest at a rate of 8.000% per annum, payable semi-annually in arrears on March 15 and September 15 of each year. Interest on the 8% Senior Secured Notes due 2026 accrues from the initial issuance date of the 8% Senior Secured Notes due 2026. Interest is calculated on the basis of a 360-day year comprised of 12 30-day months. The 8% Senior Secured Notes due 2026 are scheduled to mature on March 15, 2026.

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

8% Senior Secured Notes due 2027

On November 19, 2019, CHS issued approximately $700 million aggregate principal amount of the 8% Senior Secured Notes due December 15, 2027 (the “8% Senior Secured Notes due 2027”) in connection with the 2019 Exchange Offer. No cash proceeds were received from the 2019 Exchange Offer. The 8% Senior Secured Notes due 2027 bear interest at a rate of 8.000% per annum, payable semi-annually in arrears on June 15 and December 15 of each year. Interest on the 8% Senior Secured Notes due 2027 accrues from the initial issuance date of the 8% Senior Secured Notes due 2027. Interest is calculated on the basis of a 360-day year comprised of 12 30-day months. The 8% Senior Secured Notes due 2027 are scheduled to mature on December 15, 2027. The 8% Senior Secured Notes due 2027 are unconditionally guaranteed on a senior-priority secured basis by the Company and each of CHS’ current and future domestic subsidiaries that provide guarantees under the ABL Facility, any capital market debt securities of CHS (including CHS᾿outstanding senior notes) and certain other long-term debt of CHS.

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

At any time and from time to time on or after December 15, 2023, CHS may redeem the 5⅝% Senior Secured Notes due 2027 in whole or in part, upon not less than 15 no more than 60 days’ prior written notice at a redemption price equal to the percentage of principal amount set forth below plus accrued and unpaid interest, if any, on the 5⅝% Senior Secured Notes due 2027 redeemed, to, but excluding, the applicable date of redemption, if redeemed during the 12 month period beginning on December 15 of the years indicated below:

Period	Redemption Price
December 15, 2023 to December 14, 2024	102.813%
December 15, 2024 to December 14, 2025	101.406%
December 15, 2025 to December 14, 2027	100.000%

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6⅞% Senior Notes due 2028

On November 19, 2019, CHS issued approximately $1.7 billion aggregate principal amount of the 6⅞% Senior Notes due April 1, 2028 (“the 6⅞% Senior Notes due 2028”) in connection with the 2019 Exchange Offer. No cash proceeds were received in the 2019 Exchange Offer. The 6⅞% Senior Notes due 2028 bear interest at a rate of 6.875% per annum, payable semi-annually in arrears on April 1 and October 1 of each year. Interest on the 6⅞% Senior 2028 Notes accrues from the initial issuance date of the 6⅞% Senior Notes due 2028. Interest is calculated on the basis of a 360-day year comprised of 12 30-day months. The 6⅞% Senior Notes due 2028 are scheduled to mature on April 1, 2028.

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

During the year ended December 31, 2020, the Company extinguished $226 million in principal of the 6⅞% Senior Notes due 2028 through open market repurchases and approximately $7 million via a tender offer that commenced on October 30, 2020 and expired on November 30, 2020.

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

At any time and from time to time on or after January 15, 2024, CHS may redeem the 6% Senior Secured Notes due 2029 in whole or in part, upon not less than 15 nor more than 60 days’ prior written notice at a redemption price equal to the percentage of principal amount set forth below plus accrued and unpaid interest, if any, on the 6% Senior Secured Notes due 2029 redeemed, to, but excluding, the applicable date of redemption, if redeemed during the 12 month period beginning on January 15 of the years indicated below:

Period	Redemption Price
January 15, 2024 to January 14, 2025	103.000%
January 15, 2025 to January 14, 2026	101.500%
January 15, 2026 to January14, 2029	100.000%

5¼% Senior Secured Notes due 2030

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

CHS may redeem up to 40% of the aggregate principal amount of the 5¼% Senior Secured Notes due 2030 at any time prior to May 15, 2025 using the net proceeds from certain equity offerings at a redemption price of 105.250% of the principal amount of the 5¼% Senior Secured Notes due 2030 redeemed, plus accrued and unpaid interest, if any. In addition, any time prior to May 15, 2025, but not more than once during each 12 month period, CHS may redeem up to 10% of the original aggregate principal amount of the 5¼% Senior Secured Notes due 2030 at a redemption price equal to 103% of the principal amount of the 5¼% Senior Secured Notes due 2030 to be redeemed, plus accrued and unpaid interest, if any.

At any time and from time to time on or after May 15, 2025, CHS may redeem the 5¼% Senior Secured Notes due 2030 in whole or in part, upon not less than 10 nor more than 60 days’ prior written notice at a redemption price equal to the percentage of principal amount set forth below plus accrued and unpaid interest, if any, on the 5¼% Senior Secured Notes due 2030 redeemed, to, but excluding, the applicable date of redemption, if redeemed during the 12 month period beginning on May 15 of the years indicated below:

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

CHS may redeem up to 40% of the aggregate principal amount of the 4¾% Senior Secured Notes due 2031 at any time prior to February 15, 2024 using the net proceeds from certain equity offerings at a redemption price of 104.750% of the principal amount of the 4¾% Senior Secured Notes due 2031 redeemed, plus accrued and unpaid interest, if any. In addition, any time prior to February 15, 2026, but not more than once during each 12 month period, CHS may redeem up to 10% of the original aggregate principal amount of the 4¾% Senior Secured Notes due 2031 at a redemption price equal to 103% of the principal amount of the 4¾% Senior Secured Notes due 2031 to be redeemed, plus accrued and unpaid interest, if any.

At any time and from time to time on or after February 15, 2026, CHS may redeem the 4¾% Senior Secured Notes due 2031 in whole or in part, upon not less than 15 nor more than 60 days’ prior written notice at a redemption price equal to the percentage of principal amount set forth below plus accrued and unpaid interest, if any, on the 4¾% Senior Secured Notes due 2031 redeemed, to, but excluding, the applicable date of redemption, if redeemed during the 12 month period beginning on February 15 of the years indicated below:

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

At any time and from time to time on or after April 15, 2024, CHS may redeem the 6⅞% Junior-Priority Secured Notes due 2029 in whole or in part, upon not less than 15 nor more than 60 days’ prior written notice at a redemption price equal to the percentage of principal amount set forth below plus accrued and unpaid interest, if any, on the 6⅞% Junior-Priority Secured Notes due 2029 redeemed, to, but excluding, the applicable date of redemption, if redeemed during the 12 month period beginning on April 15 of the years indicated below:

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

At any time and from time to time on or after April 1, 2025, CHS may redeem the 6⅛% Junior-Priority Secured Notes due 2030 in whole or in part, upon not less than 15 nor more than 60 days’ prior written notice at a redemption price equal to the percentage of principal amount set forth below plus accrued and unpaid interest, if any, on the 6⅛% Junior-Priority Secured Notes due 2030 redeemed, to, but excluding, the applicable date of redemption, if redeemed during the 12 month period beginning on April 1 of the years indicated below:

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Period	Redemption Price
April 1, 2025 to March 31, 2026	103.063%
April 1, 2026 to March 31, 2027	101.531%
April 1, 2027 to March 31, 2030	100.000%

During the year ended December 31, 2022, the Company extinguished a portion of certain series of its outstanding notes through open market and privately negotiated repurchases, as follows (in millions):

Principal Amount
6⅞% Senior Notes due 2028	$11
4¾% Senior Secured Notes due 2031	37
6⅞% Junior-Priority Secured Notes due 2029	389
6⅛% Junior-Priority Secured Notes due 2030	208
Total principal amount of debt extinguished	$645

Financing and repayment transactions discussed above resulted in a pre-tax and after-tax gain from early extinguishment of debt of $253 million and $208 million, respectively, for the year ended December 31, 2022, a pre-tax and after-tax loss from early extinguishment of $79 million and $116 million, respectively, for the year ended December 31, 2021, and a pre-tax and after-tax gain from early extinguishment of $317 million and $352 million, respectively, for the year ended December 31, 2020.

ABL Facility

On November 22, 2021, the Company and CHS entered into an amendment and restatement agreement (the “Amendment”) to refinance and replace the asset-based loan (ABL) credit agreement (the “ABL Credit Agreement” and, as amended by the Amendment, the “Amended and Restated ABL Credit Agreement”), dated as of April 3, 2018, with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders and other agents party thereto. Pursuant to the Amended and Restated ABL Credit Agreement, the lenders have extended to CHS a revolving asset-based loan facility in the maximum aggregate principal amount of $1.0 billion, subject to borrowing base capacity. The ABL Facility includes borrowing capacity available for letters of credit of $200 million. CHS and all domestic subsidiaries of CHS that guarantee CHS’ other outstanding senior and senior secured indebtedness guarantee the obligations of CHS under the ABL Facility. Subject to certain exceptions, all obligations under the ABL Facility and the related guarantees are secured by a perfected first-priority security interest in substantially all of the receivables, deposit, collection and other accounts and contract rights, books, records and other instruments related to the foregoing of the Company, CHS and the guarantors, as well as a perfected junior-priority security interest in substantially all of the other assets of the Company, CHS and the guarantors, subject to customary exceptions and intercreditor arrangements. At December 31, 2022, the Company had outstanding borrowings of $53 million and approximately $852 million of additional borrowing capacity (after taking into consideration the $83 million of outstanding letters of credit) under the ABL Facility. The issued letters of credit were primarily in support of potential insurance-related claims and certain bonds.

Borrowings under the ABL Facility bear interest at a rate per annum equal to an applicable percentage, plus, at the borrower’s option, either (a) a base rate or (b) the Federal Reserve’s secured overnight financing rate (“SOFR”). The applicable margin under the ABL Facility is determined based on excess availability as a percentage of the maximum commitment amount under the ABL Facility at a rate per annum of 0.75%, 1.00% and 1.25% for loans based on the base rate and 1.75%, 2.00% and 2.25% for loans based on SOFR. The applicable commitment fee rate under the ABL Facility is determined based on average utilization as a percentage of the maximum commitment amount under the ABL Facility at a rate per annum of either 0.25% or 0.375% times the unused portion of the ABL Facility.

Principal amounts outstanding under the ABL Facility will be due and payable in full on November 22, 2026. The ABL Facility includes a 91-day springing maturity applicable if more than $350 million in the aggregate principal amount of the 6⅝% Senior Secured Notes due 2025, 8% Senior Secured Notes due 2026 or 5⅝% Senior Secured Notes due 2027 or any indebtedness incurred to refinance the foregoing are scheduled to mature or similarly become due on a date prior to November 22, 2026.  In such event, principal amounts outstanding under the ABL Facility will be accelerated and all amounts outstanding under the ABL Facility will become immediately due and payable.

The ABL Facility contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the Company’s ability, subject to certain exceptions, to, among other things (1) declare dividends, make

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

distributions or redeem or repurchase capital stock, (2) prepay, redeem or repurchase other debt, (3) incur liens or grant negative pledges, (4) make loans and investments and enter into acquisitions and joint ventures, (5) incur additional indebtedness or provide certain guarantees, (6) engage in mergers, acquisitions and asset sales, (7) conduct transactions with affiliates, (8) alter the nature of the Company’s, CHS’ or the guarantors’ businesses, (9) grant certain guarantees with respect to physician practices, (10) engage in sale and leaseback transactions or (11) change the Company’s fiscal year. The Company is also required to comply with a consolidated fixed coverage ratio, upon certain triggering events described below, and various affirmative covenants. The consolidated fixed coverage ratio is calculated as the ratio of (x) consolidated EBITDA (as defined in the ABL Facility) less capital expenditures to (y) the sum of consolidated interest expense (as defined in the ABL Facility), scheduled principal payments, income taxes and restricted payments made in cash or in permitted investments. For purposes of calculating the consolidated fixed charge coverage ratio, the calculation of consolidated EBITDA as defined in the ABL Facility is a trailing 12-month calculation that begins with the Company’s consolidated net income, with certain adjustments for interest, taxes, depreciation and amortization, net income attributable to noncontrolling interests, stock compensation expense, restructuring costs, and the financial impact of other non-cash or non-recurring items recorded during any such 12-month period. The consolidated fixed charge coverage ratio is a required covenant only in periods where the total borrowings outstanding under the ABL Facility reduce the amount available in the facility to less than the greater of (i) $95 million or (ii) 10% of the calculated borrowing base. As a result, in the event the Company has less than $95 million available under the ABL Facility, the Company would need to comply with the consolidated fixed charge coverage ratio. At December 31, 2022, the Company is not subject to the consolidated fixed charge coverage ratio as such triggering event had not occurred during the year ended December 31, 2022.

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

As of December 31, 2022, the scheduled maturities of long-term debt outstanding, including finance lease and financing obligations for each of the next four years and thereafter are as follows (in millions):

Year Ending December 31,	Amount
2023	$21
2024	15
2025	10
2026	2,163
2027	2,609
Thereafter	7,219
Total maturities	12,037
Less: Deferred debt issuance costs	(391)
Less: Unamortized note discount	(11)
Total long-term debt	$11,635

The Company paid interest of $835 million, $778 million and approximately $1.0 billion on borrowings during the years ended December 31, 2022, 2021 and 2020, respectively.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments has been estimated by the Company using available market information as of December 31, 2022 and 2021, and valuation methodologies considered appropriate. The estimates presented in the table below are not necessarily indicative of amounts the Company could realize in a current market exchange (in millions):

	December 31, 2022		December 31, 2021
	Carrying	Estimated Fair	Carrying	Estimated Fair
	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	$118	$118	$507	$507
Investments in equity securities	107	107	144	144
Available-for-sale debt securities	179	179	178	178
Trading securities	5	5	13	13
Liabilities:
6⅝% Senior Secured Notes due 2025	—	—	1,434	1,517
8% Senior Secured Notes due 2026	2,083	1,917	2,078	2,210
8% Senior Secured Notes due 2027	693	631	692	758
5⅝% Senior Secured Notes due 2027	1,833	1,633	1,819	2,011
6⅞% Senior Notes due 2028	749	389	759	758
6% Senior Secured Notes due 2029	865	751	860	966
5¼% Senior Secured Notes due 2030	1,448	1,166	—	—
4¾% Senior Secured Notes due 2031	1,053	766	1,090	1,108
6⅞% Junior-Priority Secured Notes due 2029	1,282	720	1,625	1,823
6⅛% Junior-Priority Secured Notes due 2030	1,164	615	1,352	1,431
ABL Facility and other debt	85	85	32	32

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

In instances where the determination of the fair value hierarchy measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment of factors specific to the asset or liability. Transfers between levels within the fair value hierarchy are recognized by the Company on the date of the change in circumstances that requires such transfer. There were no transfers between levels during the years ended December 31, 2022 or 2021.

The following table sets forth, by level within the fair value hierarchy, the financial assets recorded at fair value on a recurring basis as of December 31, 2022 and 2021 (in millions):

	December 31, 2022	Level 1	Level 2	Level 3
Investments in equity securities	$107	$107	$—	$—
Available-for-sale debt securities	179	—	179	—
Trading securities	5	—	5	—
Total assets	$291	$107	$184	$—

	December 31, 2021	Level 1	Level 2	Level 3
Investments in equity securities	$144	$144	$—	$—
Available-for-sale debt securities	178	—	178	—
Trading securities	13	—	13	—
Total assets	$335	$144	$191	$—

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Supplemental information regarding the Company’s available-for-sale debt securities (all of which had no withdrawal restrictions) is set forth in the table below (in millions):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Values
As of December 31, 2022:
Government	$107	$—	$(11)	$96
Corporate	69	—	(9)	60
Mortgage and asset-backed securities	25	—	(2)	23
Total available-for-sale debt securities	$201	$—	$(22)	$179

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Values
As of December 31, 2021:
Government	$83	$1	$(1)	$83
Corporate	62	—	(1)	61
Mortgage and asset-backed securities	34	—	—	34
Total available-for-sale debt securities	$179	$1	$(2)	$178

As of December 31, 2022 and 2021, investments with aggregate estimated fair values of approximately $169 million (348 investments) and $125 million (281 investments), respectively, generated the gross unrealized losses disclosed in the above table. At each reporting date, the Company performs an evaluation of impaired securities to determine if the unrealized losses are other-than-temporary. This evaluation considers a number of factors including, but not limited to, the length of time and extent to which the fair value has been less than cost, and management’s ability and intent to hold the securities until fair value recovers. Based on the results of this evaluation, management concluded that as of December 31, 2022, there were no other-than-temporary losses related to available-for-sale debt securities. The recent declines in value of the securities and/or length of time they have been below cost, as well as the Company’s ability and intent to hold the securities for a reasonable period of time sufficient for a projected recovery of fair value, have caused management to conclude that the securities, that have generated gross unrealized losses, were not other-than-temporarily impaired. Management will continue to monitor and evaluate the recoverability of the Company’s available-for-sale debt securities.

The contractual maturities of debt-based securities held by the Company as of December 31, 2022 and 2021, excluding mutual fund holdings, are set forth in the table below (in millions). Expected maturities will differ from contractual maturities because the issuers of the debt securities may have the right to prepay their obligations without prepayment penalties.

	December 31, 2022		December 31, 2021
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Values	Cost	Fair Values
Within 1 year	$13	$13	$8	$8
After 1 year and through year 5	74	70	61	61
After 5 years and through year 10	56	48	49	49
After 10 years	58	48	61	60

Gross realized gains and losses on sales of available-for-sale debt securities are summarized in the table below (in millions):

	Year Ended December 31,
	2022	2021	2020
Realized gains	$—	$1	$2
Realized losses	(2)	(1)	(1)

Other investment income, which includes interest and dividends, related to all investment securities was $6 million, $5 million and $6 million for the years ended December 31, 2022, 2021 and 2020, respectively.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Net gains and losses recognized during the years ended December 31, 2022, 2021 and 2020 for investments in equity securities, which are broken out between investments sold during the year and investments held at the end of the year, are summarized in the table below (in millions):

	Year Ended December 31,
	2022	2021	2020
Net (losses) and gains recognized during the year on equity securities	$(28)	$20	$9
Less: Net (losses) and gains recognized during the year on equity securities sold during the year	(2)	13	14
Unrealized (losses) and gains recognized during the year on equity securities held at the end of year	$(26)	$7	$(5)

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

The components of lease cost and rent expense for the years ended December 31, 2022, 2021 and 2020 are as follows (in millions):

	Year Ended December 31,
Lease Cost	2022	2021	2020
Operating lease cost:
Operating lease cost	$211	$196	$203
Short-term rent expense	87	92	104
Variable lease cost	24	25	26
Sublease income	(5)	(5)	(6)
Total operating lease cost	$317	$308	$327
Finance lease cost:
Amortization of ROU assets	$13	$9	$10
Interest on finance lease liabilities	15	9	8
Total finance lease cost	$28	$18	$18

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Supplemental balance sheet information related to leases was as follows (in millions):

	Balance Sheet Classification	December 31, 2022	December 31, 2021
Operating Leases:
Operating Lease ROU Assets	Other assets, net	$738	$668

Finance Leases:
Finance Lease ROU Assets	Property and equipment
	Land and improvements	$—	$8
	Buildings and improvements	261	289
	Equipment and fixtures	12	17
	Property and equipment	273	314
	Less accumulated depreciation and amortization	(56)	(54)
	Property and equipment, net	$217	$260

Current finance lease liabilities	Current maturities of long-term debt	$3	$8
Long-term finance lease liabilities	Long-term debt	220	233

Supplemental cash flow information related to leases for the years ended December 31, 2022, 2021 and 2020 are as follows (in millions):

	Year Ended December 31,
Cash flow information	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (1)	$204	$197	$188
Operating cash flows from finance leases	15	9	8
Financing cash flows from finance leases	9	4	7
ROU assets obtained in exchange for new finance lease liabilities	42	166	22
ROU assets obtained in exchange for new operating lease liabilities	195	143	150
Weighted-average remaining lease term:
Operating leases	8 years	6 years	7 years
Finance leases	31 years	30 years	19 years
Weighted-average discount rate:
Operating leases	8.0%	8.1%	9.0%
Finance leases	6.4%	6.3%	8.4%

(1)	Included in the change in other operating assets and liabilities in the consolidated statements of cash flows.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Commitments relating to noncancellable operating and finance leases and financing obligations for each of the next five years and thereafter are as follows (in millions):

			Financing
Year Ending December 31,	Operating	Finance	Obligations
2023	$205	$16	$13
2024	157	16	13
2025	126	15	13
2026	102	16	13
2027	76	16	14
Thereafter	385	488	75
Total minimum future payments	1,051	567	141
Less: Imputed interest	(298)	(344)	16
Total liabilities	753	223	157
Less: Current portion	(148)	(3)	(3)
Long-term liabilities	$605	$220	$154

As of December 31, 2022, there were approximately $28 million of assets underlying approved but pending leases that have not yet commenced, primarily for leases of various real-estate and medical equipment.

10.  EMPLOYEE BENEFIT PLANS

The Company maintains various benefit plans, including defined contribution plans, defined benefit plans and deferred compensation plans, for which certain of the Company’s subsidiaries are the plan sponsors. The CHS/Community Health Systems, Inc. Retirement Savings Plan is a defined contribution plan that covers the majority of the Company’s employees. Employees at locations whose employment is covered by collective bargaining agreements are generally eligible to participate in the CHS/Community Health Systems, Inc. Standard 401(k) Plan. Total expense to the Company under the 401(k) plans was $70 million, $65 million and $74 million for the years ended December 31, 2022, 2021 and 2020, respectively, and is recorded in salaries and benefits expense in the consolidated statements of income.

The Company maintains unfunded deferred compensation plans that allow participants to defer receipt of a portion of their compensation. The liability for the deferred compensation plans was $127 million and $175 million as of December 31, 2022 and 2021, respectively, and is included in other long-term liabilities in the consolidated balance sheets. Assets designated to pay benefits under these plans are discussed below.

The Company provides an unfunded Supplemental Executive Retirement Plan (“SERP”) for certain members of its executive management. The Company uses a December 31 measurement date for the benefit obligations and a January 1 measurement date for its net periodic costs for the SERP. Variances from actuarially assumed rates will result in increases or decreases in benefit obligations and net periodic cost in future periods. Benefits expense under the SERP was $11 million for both of the years ended December 31, 2022 and 2021 and $7 million for the year ended December 31, 2020. The accrued benefit liability for the SERP totaled $91 million and $99 million at December 31, 2022 and 2021, respectively. The weighted-average assumptions used in determining net periodic cost for both of the years ended December 31, 2022 and 2021 were discount rates of 2.7% and an annual salary increase of 3.0%.

During 2021, certain members of executive management of the Company that were participants in the SERP retired and met the requirements for payout of their SERP retirement benefit. The SERP payout provisions require payment to the participant in an actuarially determined lump sum amount six months after the participant retires from the Company. There were no settlement losses during the years ended December 31, 2022, 2021 and 2020.

As of December 31, 2022, the Company had assets of $181 million in a non-qualified plan trust generally designated to pay benefits of the deferred compensation plans and the SERP, consisting of equity securities of $46 million and company-owned life insurance contracts of $135 million. As of December 31, 2021, the Company had assets of $248 million in a non-qualified plan trust generally designated to pay benefits of the deferred compensation plans and the SERP, consisting of equity securities of $81 million and company-owned life insurance contracts of $167 million.

The Company maintains the CHS/Community Health Systems, Inc. Retirement Income Plan (“Pension Plan”), which is a defined benefit, non-contributory pension plan that covers certain employees at three of its formerly owned hospitals. The Pension Plan provides benefits to covered individuals satisfying certain age and service requirements. Employer contributions to the Pension Plan

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

are in accordance with the minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended. The Company does not expect to make contributions to the Pension Plan in 2023.

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

The Company uses a December 31 measurement date for the benefit obligations and a January 1 measurement date for its net periodic costs for the Pension Plan. Variances from actuarially assumed rates will result in increases or decreases in benefit obligations, net periodic cost and funding requirements in future periods. Benefits expense under the Pension Plan was less than $1 million for each of the years ended December 31, 2022, 2021 and 2020, inclusive of the aforementioned partial plan settlement during the year ended December 31, 2021. The accrued benefit liability for the Pension Plan totaled $2 million and less than $1 million at December 31, 2022 and 2021, respectively, and is included in other long-term liabilities in the consolidated balance sheets. The weighted-average assumptions used for determining the net periodic cost for the years ended December 31, 2022 and 2021 were discount rates of 2.8% and 2.5%, respectively, and the expected long-term rates of return on assets of 4.3% and 5.5%, respectively.

11.  STOCKHOLDERS’ DEFICIT

Authorized capital shares of the Company include 400,000,000 shares of capital stock consisting of 300,000,000 shares of common stock and 100,000,000 shares of preferred stock. Each of the aforementioned classes of capital stock has a par value of $0.01 per share. Shares of preferred stock, none of which were outstanding as of December 31, 2022, may be issued in one or more series having such rights, preferences and other provisions as determined by the Board of Directors without approval by the holders of common stock.

The Company is a holding company which operates through its subsidiaries. The Company’s ABL Facility and the indentures governing each series of the Company’s outstanding notes contain various covenants under which the assets of the subsidiaries of the Company are subject to certain restrictions relating to, among other matters, dividends and distributions, as referenced in the paragraph below.

The ABL Facility and the indentures governing each series of the Company’s outstanding notes restrict the Company’s subsidiaries from, among other matters, paying dividends and making distributions to the Company, which thereby limits the Company’s ability to pay dividends and/or repurchase stock. As of December 31, 2022, under the most restrictive test in these agreements (and subject to certain exceptions), the Company has approximately $300 million of capacity to pay permitted dividends and/or repurchase shares of stock or make other restricted payments.

The following schedule discloses the effects of changes in the Company’s ownership interest in its less-than-wholly-owned subsidiaries on Community Health Systems, Inc. stockholders’ deficit (in millions):

	Year Ended December 31,
	2022	2021	2020
Net income attributable to Community Health Systems,
Inc. stockholders	$46	$230	$511
Transfers to the noncontrolling interests:
Net (decrease) increase in Community Health
Systems, Inc. paid-in-capital for
purchase of subsidiary partnership interests	(6)	17	3
Net transfers to the noncontrolling interests	(6)	17	3
Change to Community Health Systems, Inc.
stockholders’ deficit from net income attributable to
Community Health Systems, Inc. stockholders
and transfers to noncontrolling interests	$40	$247	$514

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12.  EARNINGS PER SHARE

The following table sets forth the components of the denominator for the computation of basic and diluted earnings per share for net income attributable to Community Health Systems, Inc. stockholders:

	Year Ended December 31,
	2022	2021	2020
Weighted-average number of shares outstanding — basic	128,808,387	126,754,852	115,491,022
Effect of dilutive securities:
Restricted stock awards	842,055	2,803,938	905,903
Employee stock options	278,057	726,130	122,785
Other equity-based awards	131,820	312,490	24,851
Weighted-average number of shares outstanding — diluted	130,060,319	130,597,410	116,544,561

	Year Ended December 31,
	2022	2021	2020
Dilutive securities outstanding not included in the computation of earnings per share because their effect is antidilutive:
Employee stock options and restricted stock awards	4,406,764	774,981	2,821,511

13.  EQUITY INVESTMENTS

On July 30, 2021, the Company sold its unconsolidated equity interests in Macon Healthcare, LLC, a joint venture with certain subsidiaries of HCA representing two hospitals in Macon, Georgia, in which the Company held a 38% interest. The Company received $110 million in cash in connection with the sale of its equity interests and, as a result, recognized a pre-tax gain of approximately $39 million on the sale of equity interests in Macon Healthcare, LLC during the year ended December 31, 2021.

  On December 31, 2016, the Company sold 80% of its ownership interest in the legal entity that owned and operated its home care agency business. As part of the divestiture of its controlling interest in the home care agency business, the Company recorded an equity method investment representing its remaining 20% ownership. Since December 31, 2016 and primarily in conjunction with the divestiture of hospitals, the Company has divested its remaining 20% ownership in certain home care agency businesses.

In March 2005, the Company began purchasing items, primarily medical supplies, medical equipment and pharmaceuticals, under an agreement with HealthTrust Purchasing Group, L.P. (“HealthTrust”), a group purchasing organization in which the Company is a noncontrolling partner. Effective October 1, 2022, HealthTrust completed the sale of a majority interest in CoreTrust Holdings, LLC (“CoreTrust”) to a third party. Proceeds for the sale of interest in CoreTrust were distributed to members of HealthTrust and the Company received approximately $121 million in connection with such distribution during the year ended December 31, 2022. A gain of approximately $119 million was recognized associated with this transaction as included in the line item “Gain from CoreTrust transaction” within the consolidated statements of income. As of December 31, 2022, the Company had a 13.3% ownership interest in HealthTrust.

The Company’s investment in all of its unconsolidated affiliates was $155 million and $129 million at December 31, 2022 and 2021, respectively, and is included in other assets, net in the accompanying consolidated balance sheets. Included in the Company’s results of operations is the Company’s equity in pre-tax earnings from its investments in unconsolidated affiliates, which was $14 million, $22 million and $10 million for the years ended December 31, 2022, 2021 and 2020, respectively.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14.  COMPREHENSIVE LOSS

The following tables present information about items reclassified out of accumulated other comprehensive loss (“AOCL”) by component for the years ended December 31, 2022 and 2021 (in millions, net of tax):

	Change in
	Fair Value of	Change in
	Available-for-Sale	Unrecognized
	Debt	Pension Cost
	Securities (1)	Components	AOCL (1)
Balance as of December 31, 2021	$(2)	$(12)	$(14)
Other comprehensive (loss)
income before reclassifications	(16)	10	(6)
Amounts reclassified from
AOCL	(1)	—	(1)
Net current-period other
comprehensive (loss) income	(17)	10	(7)
Balance as of December 31, 2022	$(19)	$(2)	$(21)

__________________________

(1)  Totals may not add due to rounding.

	Change in
	Fair Value of	Change in
	Available-for-Sale	Unrecognized
	Debt	Pension Cost
	Securities (1)	Components	AOCL (1)
Balance as of December 31, 2020	$2	$(15)	$(13)
Other comprehensive (loss)
income before reclassifications	(1)	1	—
Amounts reclassified from
AOCL	(4)	2	(2)
Net current-period other
comprehensive (loss) income	(5)	3	(2)
Balance as of December 31, 2021	$(2)	$(12)	$(14)

__________________________

(1)  Totals may not add due to rounding.

The following tables present a subtotal for each significant reclassification to net income out of AOCL and the line item affected in the accompanying consolidated statements of income for the years ended December 31, 2022 and 2021 (in millions):

Amount reclassified
	from AOCL	Affected line item in the
	Year Ended	statement where net
Details about AOCL components	December 31, 2022	income is presented
Amortization of defined benefit pension items
Prior service costs	$(1)	Salaries and benefits
Settlement losses recognized	—	Salaries and benefits
	(1)	Total before tax
	—	Tax benefit
	$(1)	Net of tax

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Amount reclassified
	from AOCL	Affected line item in the
	Year Ended	statement where net
Details about AOCL components	December 31, 2021	income is presented
Amortization of defined benefit pension items
Prior service costs	$(2)	Salaries and benefits
	(2)	Total before tax
	—	Tax benefit
	$(2)	Net of tax

15.  COMMITMENTS AND CONTINGENCIES

Construction and Other Capital Commitments.     Pursuant to a hospital purchase agreement from the Company’s March 1, 2016 acquisition of Northwest Health – Starke, formerly known as Starke Hospital, the Company is committed to build a replacement facility in Knox, Indiana. Under the terms of such agreement, the construction of the replacement facility for Northwest Health - Starke is required to be completed within five years of the date the Company entered into a new lease with Starke County, Indiana, the hospital lessor, or in the event the Company does not enter into a new lease with Starke County, construction shall be completed by September 30, 2026. The Company has not entered into a new lease with the lessor for Northwest Health - Starke and currently anticipates completing construction of the Northwest Health - Starke replacement facility in 2026.

Physician Recruiting Commitments.    As part of its physician recruitment strategy, the Company provides income guarantee agreements to certain physicians who agree to relocate to its communities and commit to remain in practice there. Under such agreements, the Company is required to make payments to the physicians in excess of the amounts they earned in their practice up to the amount of the income guarantee. These income guarantee periods are typically for 12 months. Such payments are recoverable by the Company from physicians who do not fulfill their commitment period, which is typically three years, to the respective community. At December 31, 2022, the maximum potential amount of future payments under these guarantees in excess of the liability recorded is $6 million.

Professional Liability Claims.    As part of the Company’s business of providing healthcare services, it is subject to legal actions alleging liability on its part. The Company accrues for losses resulting from such liability claims, as well as loss adjustment expenses that are out-of-pocket and directly related to such liability claims. These direct out-of-pocket expenses include fees of outside counsel and experts. The Company does not accrue for costs that are part of corporate overhead, such as the costs of in-house legal and risk management departments. The losses resulting from professional liability claims primarily consist of estimates for known claims, as well as estimates for incurred but not reported claims. The estimates are based on specific claim facts, historical claim reporting and payment patterns, the nature and level of hospital operations, and actuarially determined projections. The actuarially determined projections are based on the Company’s actual claim data, including historic reporting and payment patterns that have been gathered over the life of the Company. As discussed below, since the Company purchases excess insurance on a claims-made basis that transfers risk to third-party insurers, the estimated liability for professional and general liability claims does include an amount for the losses covered by this excess insurance. The Company also records a receivable for the expected reimbursement of losses covered by excess insurance. Since the Company believes that the amount and timing of its future claims payments are reliably determinable, it discounts the amount accrued for losses resulting from professional liability claims.

The net present value of the projected payments was discounted using weighted-average interest rates of 3.8% in 2022 and 1.8% in both 2021 and 2020. This liability is adjusted for new claims information in the period such information becomes known. The Company’s estimated liability for professional and general liability claims was $467 million and $533 million as of December 31, 2022 and 2021, respectively. The estimated undiscounted claims liability was $516 million and $564 million as of December 31, 2022 and 2021, respectively. The current portion of the liability for professional and general liability claims was $159 million and $162 million as of December 31, 2022 and 2021, respectively, and is included in other accrued liabilities in the accompanying consolidated balance sheets, with the long-term portion recorded in other long-term liabilities. Professional liability expense includes the losses resulting from professional liability claims and loss adjustment expense, as well as excess insurance premiums, and is presented within other operating expenses in the accompanying consolidated statements of income.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s processes for obtaining and analyzing claims and incident data are standardized across all of its businesses and have been consistent for many years. The Company monitors the outcomes of the medical care services that it provides and for each reported claim, the Company obtains various information concerning the facts and circumstances related to that claim. In addition, the Company routinely monitors current key statistics and volume indicators in its assessment of utilizing historical trends. The average lag period between claim occurrence and payment of a final settlement is between three and four years, although the facts and circumstances of individual claims could result in the timing of such payments being different from this average. Since claims are paid promptly after settlement with the claimant is reached, settled claims represent approximately 7% or less of the total liability at the end of any period.

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

Based on these analyses, the Company determines its estimate of the professional liability claims. The determination of management’s estimate, including the preparation of the reserve analysis that supports such estimate, involves subjective judgment of management. Changes in reserve data or the trends and factors that influence reserve data may signal fundamental shifts in the Company’s future claim development patterns or may simply reflect single-period anomalies. Even if a change reflects a fundamental shift, the full extent of the change may not become evident until years later. Moreover, since the Company’s methods and models use different types of data and the Company selects its liability from the results of all of these methods, it typically cannot quantify the precise impact of such factors on its estimates of the liability. Due to the Company’s standardized and consistent processes for handling claims and the long history and depth of company-specific data, the Company’s methodologies have produced reliably determinable estimates of ultimate paid losses. Management considers any changes in the amount and pattern of its historical paid losses up through the most recent reporting period to identify any fundamental shifts or trends in claim development experience in determining the estimate of professional liability claims. However, due to the subjective nature of this estimate and the impact that previously unforeseen shifts in actual claim experience can have, future estimates of professional liability could be adversely impacted when actual paid losses develop unexpectedly based on assumptions and settlement events that were not previously known or anticipated.

During the year ended December 31, 2020, the Company incurred expenses in the amount of approximately $50 million related to the settlement of a professional liability claim for which the Company’s third-party insurers’ obligation to provide coverage to the Company in connection with the underlying loss was being litigated. In the ordinary course of business, the Company’s expense with respect to professional liability claims, which is actuarially determined, is limited to amounts not covered by third-party insurance policies, which typically provide coverage for professional liability claims. The subject of the litigation for the recovery of the full amount of the $50 million settlement was whether the claim was covered under the subject policies. This litigation was settled during the three months ended December 31, 2021, and in connection with this settlement, approximately $22 million was recovered from various third-party insurers related to their obligation to provide coverage for the professional liability claim. During the year ended December 31, 2022, the Company experienced an increase in the amounts paid or expected to be paid to settle outstanding professional liability claims related to divested locations, compared to the same period in the prior year and to previous actuarially determined estimates. This resulted in a change in estimate of $15 million during the three months and year ended December 31, 2022. There were no other significant changes in the Company’s estimate of the reserve for professional liability claims during the years ended December 31, 2022 and 2021.

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

     Excess insurance for all hospitals has been purchased through commercial insurance companies and generally covers the Company for liabilities in excess of the self-insured retentions. The excess coverage consists of multiple layers of insurance, the sum of which totals up to $95 million per occurrence and in the aggregate for claims reported on or after June 1, 2003, up to $145 million per occurrence and in the aggregate for claims reported on or after January 1, 2008, up to $195 million per occurrence and in the aggregate for claims reported on or after June 1, 2010, and up to at least $216 million per occurrence and in the aggregate for claims reported on or after June 1, 2015. In addition, for integrated professional liability claims, there is an additional $50 million of excess coverage for claims reported on or after June 1, 2014 and an additional $75 million of excess coverage for claims reported on or after June 1, 2015 through June 1, 2020. The $75 million in integrated occurrence coverage will also apply to claims reported between June 1, 2020 and June 1, 2023 for events that occurred prior to June 1, 2020 but which were not previously known or reported. For certain policy years prior to June 1, 2014, if the first aggregate layer of excess coverage becomes fully utilized, then the self-insured retention will increase to $10 million per claim for any subsequent claims in that policy year until the Company’s total aggregate coverage is met. Beginning June 1, 2018, this drop-down provision in the excess policies attaches over the $15 million per claim self-insured retention.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Effective June 1, 2014, the hospitals acquired from HMA were insured on a claims-made basis as described above and through commercial insurance companies as described above for substantially all claims reported on or after June 1, 2014 except for physician-related claims with an occurrence date prior to June 1, 2014. Prior to June 1, 2014, the former HMA hospitals obtained insurance coverage through a wholly-owned captive insurance subsidiary and a risk retention group subsidiary (“Insurance Subsidiaries”) that are domiciled in the Cayman Islands and South Carolina, respectively. The Insurance Subsidiaries provided (i) claims-made coverage to all of the former HMA hospitals and (ii) occurrence-basis coverage to most of the physicians employed by the former HMA hospitals. The employed physicians not covered by the Insurance Subsidiaries generally maintained claims-made policies with unrelated third-party insurance companies. To mitigate the exposure of the program covering the former HMA hospitals and other healthcare facilities, the Insurance Subsidiaries bought claims-made reinsurance policies from unrelated third parties for claims above self-retention levels of $10 million or $15 million per claim, depending on the policy year.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Summary of Recorded Amounts

The table below presents a reconciliation of the beginning and ending liability balances (in millions) during the years ended December 31, 2022 and 2021, with respect to the Company’s determination of the contingencies of the Company in respect of which an accrual has been recorded. The liability as of December 31, 2022 is comprised of individually insignificant amounts for various matters.

Probable
Contingencies
Balance as of December 31, 2020	$11
Expense	11
Reserve for insured claim	(1)
Cash payments	(1)
Balance as of December 31, 2021	20
Expense	8
Cash payments	(17)
Balance as of December 31, 2022	$11

In accordance with applicable accounting guidance, the Company establishes a liability for litigation, regulatory and governmental matters for which, based on information currently available, the Company believes that a negative outcome is known or is probable and the amount of the loss is reasonably estimable. For all such matters (whether or not discussed in this contingencies footnote), such amounts have been recorded in other accrued liabilities in the consolidated balance sheets and are included in the table above. Due to the uncertainties and difficulty in predicting the ultimate resolution of these contingencies, the actual amount could differ from the estimated amount reflected as a liability in the consolidated balance sheets.

16.  SUBSEQUENT EVENTS

     The Company has evaluated all material events occurring subsequent to the balance sheet date for events requiring disclosure or recognition in the consolidated financial statements.

     On January 1, 2023, one or more affiliates of the Company completed the sale of substantially all of the assets of Greenbrier Valley Medical Center (122 licensed beds) in Ronceverte, West Virginia, to a subsidiary of Vandalia Health, Inc. pursuant to the terms of a definitive agreement, as amended, which was entered into on September 14, 2022. The net proceeds from this sale of approximately $85 million were received at a preliminary closing on December 30, 2022.

A third-party vendor, Fortra, LLC, who provides a secure file transfer software platform utilized by the Company, experienced a security breach whereby protected health information (as defined by the Health Insurance Portability and Accountability Act) and personal information of certain patients of the Company’s facilities were exposed to Fortra’s attacker. Upon receiving notification of the security breach, the Company promptly launched an investigation. The Company has incurred, and may incur in the future, expenses and losses related to this incident, some of which may not be covered by its cyber/privacy liability insurance policies. The Company will ensure that appropriate notification is provided to affected patients and regulatory agencies as required by federal and state law. Because of the preliminary nature of the investigation into this incident, an estimate of total costs, including remediation expenses and other potential liabilities, cannot be made.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

17.  CONDENSED FINANCIAL INFORMATION OF PARENT

Parent Company Only
Condensed Balance Sheets
(In millions)
	December 31,
	2022	2021
ASSETS
Prepaid income taxes	$99	$94
Total current assets	99	94
Deferred income taxes	49	53
Other assets, net	—	—
Total assets	$148	$147
LIABILITIES AND STOCKHOLDERS' DEFICIT
Intercompany payable	$1,159	$1,326
Deferred income taxes	354	192
Other long-term liabilities	2	1
Total liabilities	1,515	1,519
Community Health Systems, Inc. stockholders’ deficit:
Preferred stock	—	—
Common stock	1	1
Additional paid-in capital	2,084	2,118
Accumulated other comprehensive loss	(21)	(14)
Accumulated deficit	(3,431)	(3,477)
Total Community Health Systems, Inc. stockholders’ deficit	(1,367)	(1,372)
Total liabilities and stockholders' deficit	$148	$147

See note to condensed financial statements of Parent.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Parent Company Only
Condensed Statements of Income
(In millions)
Year Ended December 31,
	2022	2021	2020
Net operating revenues	$—	$—	$—
Operating costs and expenses:
Salaries and benefits	—	—	—
Supplies	—	—	—
Other operating expenses	—	—	—
Lease cost and rent	—	—	—
Pandemic relief funds	—	—	—
Depreciation and amortization	—	—	—
Impairment and (gain) loss on sale of businesses, net	—	—	—
Total operating costs and expenses	—	—	—
Income from operations	—	—	—
Interest expense, net	—	—	—
(Gain) loss from early extinguishment of debt	—	—	—
Equity in earnings of unconsolidated affiliates	(46)	(230)	(511)
Income before income taxes	46	230	511
Provision for (benefit from) income taxes	—	—	—
Net income	46	230	511
Less: Net income attributable to noncontrolling interests	—	—	—
Net income attributable to Community Health Systems, Inc. stockholders	$46	$230	$511

See note to condensed financial statements of Parent.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Parent Company Only
Condensed Statements of Comprehensive Income
(In millions)
	Year Ended December 31,
	2022	2021	2020
		(In millions)
Net income	$46	$230	$511
Equity in other comprehensive (loss) income of affiliates, net of income taxes:
Net change in fair value of interest rate swaps, net of tax	—	—	(1)
Net change in fair value of available-for-sale debt securities, net of tax	(17)	(5)	4
Amortization and recognition of unrecognized pension cost components, net of tax	10	3	(7)
Other comprehensive loss	(7)	(2)	(4)
Comprehensive income	39	228	507
Less: Comprehensive income attributable to noncontrolling interests	—	—	—
Comprehensive income attributable to Community Health Systems, Inc. stockholders	$39	$228	$507

See note to condensed financial statements of Parent.

Parent Company Only
Condensed Statements of Cash Flows
(In millions)
	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net cash used in operating activities	$(13)	$(11)	$(12)
Cash flows from investing activities:
Net cash provided by (used in) investing activities	—	—	—
Cash flows from financing activities:
Repurchase of restricted stock shares for payroll tax withholding requirements	(8)	(5)	(1)
Changes in intercompany balances with affiliates, net	21	16	13
Net cash provided by financing activities	13	11	12
Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of period	—	—	—
Cash and cash equivalents at end of period	$—	$—	$—

See note to condensed financial statements of Parent.

1.	Basis of Presentation

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

Management’s report on internal control over financial reporting is included herein at page 125.

The attestation report from Deloitte & Touche LLP, our independent registered public accounting firm, on our internal control over financial reporting is included herein at page 126.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. We have concluded that our internal control over financial reporting was effective as of December 31, 2022, based on these criteria.

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

To the Stockholders and the Board of Directors of

Community Health Systems, Inc.,

Franklin, Tennessee

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Community Health Systems, Inc., and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 17, 2023, expressed an unqualified opinion on those financial statements.

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

February 17, 2023

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

The committee report of the Audit and Compliance Committee of the Board of Directors is presented below. The other information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Stockholders of the Company scheduled to be held on May 9, 2023, under “General Information,” “Members of the Board of Directors,” “Information About Our Executive Officers,” and, if applicable, “Delinquent Section 16(a) Reports.”

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

Based on the Audit and Compliance Committee’s discussions with management and the independent registered public accounting firm and the Audit and Compliance Committee’s review of the representations of management and the materials it received from the independent registered public accounting firm as described above, the Audit and Compliance Committee recommended to the Board of Directors that the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 for filing with the SEC.

This report is respectfully submitted by the Audit and Compliance Committee of the Board of Directors.

THE AUDIT AND COMPLIANCE COMMITTEE
Michael Dinkins, Chair
James S. Ely III
Elizabeth T. Hirsch
H. James Williams, Ph.D.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Stockholders of the Company scheduled to be held on May 9, 2023 under “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Non-Management Director Compensation,” and “Compensation Committee Report.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Stockholders of the Company scheduled to be held on May 9, 2023 under “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Stockholders of the Company scheduled to be held on May 9, 2023 under “General Information” and “Relationships and Certain Transactions Between the Company and Its Officers, Directors and 5% Beneficial Owners and Their Family Members.”

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Stockholders of the Company scheduled to be held on May 9, 2023 under “Fees Paid to Auditors” and “Pre-Approval of Audit and Non-Audit Services.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

Item 15(a) 1. Financial Statements

Reference is made to the index of financial statements and supplementary data under Item 8 in Part II.

Item 15(a) 2. Financial Statement Schedules

The following financial statement schedule is included within the notes to the consolidated financial statements at page 121 hereof:

Schedule I – Condensed Financial Information of Registrant

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule.

Item 15(a) 3. Exhibits

The following exhibits are either filed with this Report or incorporated herein by reference.

No.	Description

2.1

Separation and Distribution Agreement, dated April 29, 2016, by and between Community Health Systems, Inc. and Quorum Health Corporation (incorporated by reference to Exhibit 2.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed May 2, 2016 (No. 001-15925))

2.2

Tax Matters Agreement, dated April 29, 2016, by and between Community Health Systems, Inc. and Quorum Health Corporation (incorporated by reference to Exhibit 2.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed May 2, 2016 (No. 001-15925))

2.3

Employee Matters Agreement, dated April 29, 2016, by and between Community Health Systems, Inc. and Quorum Health Corporation (incorporated by reference to Exhibit 2.3 to Community Health Systems, Inc.’s Current Report on Form 8-K filed May 2, 2016 (No. 001-15925))

2.4

Amendment to the Employee Matters Agreement, effective as of April 29, 2016, by and between Community Health Systems, Inc. and Quorum Health Corporation (incorporated by reference to Exhibit 2.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 filed November 2, 2016 (No. 001-15925))

2.5

Asset Purchase Agreement, dated as of September 14, 2022, by and among CHS/Community Health Systems, Inc., as Seller, CAMC Greenbrier Valley Medical Center, Inc., as Buyer, and Vandalia Health, Inc., as amended (incorporated by reference to Exhibit 2.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 3, 2023 (No. 001-15925))

3.1

Form of Restated Certificate of Incorporation of Community Health Systems, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to Community Health Systems, Inc.’s Registration Statement on Form S-1/A filed June 8, 2000 (No. 333-31790))

3.2

Certificate of Amendment to the Restated Certificate of Incorporation of Community Health Systems, Inc., dated May 18, 2010 (incorporated by reference to Exhibit 3.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed May 20, 2010 (No. 001-15925))

3.3

Amended and Restated By-laws of Community Health Systems, Inc. (as of December 7, 2016) (incorporated by reference to Exhibit 3.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed December  12, 2016 (No. 001-15925))

4.1

Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed May 7, 2014 (No. 001-15925))

4.2

Description of Community Health System, Inc.’s Common Stock (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019 filed February 20, 2020 (No. 001-15925))

4.3

Indenture, dated as of March 6, 2019, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee, and Credit Suisse AG, as Collateral Agent, relating to the 8.000% Senior Secured Notes due 2026 (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.'s Current Report on Form 8-K filed March 6, 2019 (No. 001-15925))

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

No.	Description

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

No.	Description

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

10.14†

CHS NQDCP Adoption Agreement, executed as of August 11, 2009 (incorporated by reference to Exhibit 4.3 to Community Health Systems, Inc.’s Registration Statement on Form S-8 filed December 11, 2009 (No. 333-163691))

10.15†

Guarantee, dated December  9, 2009, made by Community Health Systems, Inc. in favor of CHS/Community Health Systems, Inc. with respect to CHS/Community Health Systems, Inc.’s payment obligations under the CHS/Community Health Systems, Inc. Deferred Compensation Plan and the NQDCP (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.’s Registration Statement on Form S-8 filed December 11, 2009 (No. 333-163691))

10.16†

Community Health Systems, Inc. 2019 Employee Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.'s Current Report on Form 8-K filed February 22, 2019 (No. 001-15925))

10.17†

Community Health Systems, Inc. Directors’ Fees Deferral Plan, as amended and restated on May 11, 2021 (incorporated by reference to Exhibit 10.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 filed July 29, 2021 (No. 001-15925))

10.18†

Community Health Systems, Inc. 2009 Stock Option and Award Plan, as amended and restated as of March 17, 2021 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed May 12, 2021 (No. 001-15925))

10.19†

Form of Nonqualified Stock Option Agreement (Employee) for Community Health Systems, Inc. 2009 Stock Option and Award Plan (incorporated by reference to Exhibit 10.39 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 filed February 26, 2014 (No. 001-15925))

10.20†

Form of Restricted Stock Award Agreement for Community Health Systems, Inc. 2009 Stock Option and Award Plan (incorporated by reference to Exhibit  10.3 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed July 31, 2013 (No. 001-15925))

10.21†

Form of Performance Based Restricted Stock Award Agreement (Senior Officers) for Community Health Systems, Inc. 2009 Stock Option and Award Plan (for awards granted on or after March 1, 2020 through February 28, 2022) (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed April 29, 2020 (No. 001-15925))

10.22†

Form of Performance Based Restricted Stock Award Agreement (Senior Officers) for Community Health Systems, Inc. 2009 Stock Option and Award Plan (for awards granted on or after March 1, 2022) (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 filed April 28, 2022 (No. 001-15925))

10.23†

Form of Director Restricted Stock Unit Award Agreement for Community Health Systems, Inc. 2009 Stock Option and Award Plan (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 filed October 30, 2019 (No. 001-15925))

No.	Description

10.24†

Amendment of Certain Agreements under the Community Health Systems, Inc. 2009 Stock Option and Award Plan, dated as of December 7, 2022, between Community Health Systems, Inc. and Wayne T. Smith, as Grantee (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed December 8, 2022 (No. 001-15925))

10.25†

Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.3 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed May 7, 2014 (No. 001-15925))

10.26

Participation Agreement entered into as of January 1, 2005, by and between Community Health Systems Professional Services Corporation and HealthTrust Purchasing Group, L.P. (incorporated by reference to Exhibit  10.1 to Community Health Systems, Inc.’s Current Report on Form  8-K filed January 7, 2005 (No. 001-15925))

10.27

Amendment effective as of January 1, 2015, by and between CHSPSC, LLC and HealthTrust Purchasing Group, L.P., to Participation Agreement entered into as of January 1, 2005, by and between Community Health Systems Professional Services Corporation and HealthTrust Purchasing Group, L.P. (incorporated by reference to Exhibit  10.36 to Community Health Systems, Inc.’s Annual Report on Form  10-K for the year ended December  31, 2014 filed February 25, 2015 (No. 001-15925))

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

101*

The following financial information from our annual report on Form 10-K for the year ended December 31, 2022, filed with the SEC on  February 17, 2023, formatted in Inline Extensible Business Reporting Language: (i) the consolidated statements of income for the years ended December 31, 2022, 2021 and 2020, (ii) the consolidated statements of comprehensive income for the years ended December 31, 2022, 2021 and 2020, (iii) the consolidated balance sheets at December 31, 2022 and December 31, 2021, (iv) the consolidated statements of stockholders’ deficit for the years ended December 31, 2022, 2021 and 2020, (v) the consolidated statements of cash flows for the years ended December 31, 2022, 2021 and 2020, and (vi) the notes to the consolidated financial statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

Community Health Systems, Inc.

By:	/s/ Tim L. Hingtgen
Tim L. Hingtgen
Director and Chief Executive Officer

Date:	February 17, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Tim L. Hingtgen	Director and	February 17, 2023
Tim L. Hingtgen	Chief Executive Officer

/s/ Kevin J. Hammons	President and	February 17, 2023
Kevin J. Hammons	Chief Financial Officer

/s/ Jason K. Johnson	Senior Vice President and	February 17, 2023
Jason K. Johnson	Chief Accounting Officer

/s/ Wayne T. Smith	Chairman of the	February 17, 2023
Wayne T. Smith	Board of Directors

/s/ Susan W. Brooks	Director	February 17, 2023
Susan W. Brooks

/s/ John A. Clerico	Director	February 17, 2023
John A. Clerico

/s/ Michael Dinkins	Director	February 17, 2023
Michael Dinkins

/s/ James S. Ely III	Director	February 17, 2023
James S. Ely III

/s/ John A. Fry	Director	February 17, 2023
John A. Fry

/s/ Joseph A. Hastings, D.M.D	Director	February 17, 2023
Joseph A. Hastings, D.M.D

/s/ Elizabeth T. Hirsch	Director	February 17, 2023
Elizabeth T. Hirsch

/s/ William Norris Jennings, M.D.	Director	February 17, 2023
William Norris Jennings, M.D.

/s/ K. Ranga Krishnan, MBBS	Director	February 17, 2023
K. Ranga Krishnan, MBBS

/s/ H. James Williams, Ph.D.	Director	February 17, 2023
H. James Williams, Ph.D.