Form 10-Q
period 2023-03-31
COMMUNITY HEALTH SYSTEMS INC
filed 2023-05-02
CIK 1108109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of April 25, 2023, there were outstanding 136,742,427 shares of the Registrant’s Common Stock, $0.01 par value.

Community Health Systems, Inc.

Form 10-Q

For the Three Months Ended March 31, 2023

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF LOSS

(In millions, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Net operating revenues	$3,108	$3,111
Operating costs and expenses:
Salaries and benefits	1,365	1,325
Supplies	507	499
Other operating expenses	835	853
Lease cost and rent	81	77
Pandemic relief funds	—	(47)
Depreciation and amortization	132	128
Impairment and (gain) loss on sale of businesses, net	(22)	6
Total operating costs and expenses	2,898	2,841
Income from operations	210	270
Interest expense, net	207	217
Loss from early extinguishment of debt	—	5
Equity in earnings of unconsolidated affiliates	(3)	(5)
Income before income taxes	6	53
Provision for income taxes	26	23
Net (loss) income	(20)	30
Less: Net income attributable to noncontrolling interests	31	31
Net loss attributable to Community Health Systems, Inc. stockholders	$(51)	$(1)
Loss per share attributable to Community Health Systems, Inc. stockholders:
Basic	$(0.40)	$(0.01)
Diluted	$(0.40)	$(0.01)
Weighted-average number of shares outstanding:
Basic	129,688,917	127,818,209
Diluted	129,688,917	127,818,209

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In millions)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Net (loss) income	$(20)	$30
Other comprehensive income (loss), net of income taxes:
Net change in fair value of available-for-sale debt securities, net of tax	3	(8)
Other comprehensive income (loss)	3	(8)
Comprehensive (loss) income	(17)	22
Less: Comprehensive income attributable to noncontrolling interests	31	31
Comprehensive loss attributable to Community Health Systems, Inc. stockholders	$(48)	$(9)

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$144	$118
Patient accounts receivable	2,043	2,040
Supplies	345	353
Prepaid income taxes	79	99
Prepaid expenses and taxes	276	237
Other current assets	227	235
Total current assets	3,114	3,082
Property and equipment	9,560	9,639
Less accumulated depreciation and amortization	(4,305)	(4,274)
Property and equipment, net	5,255	5,365
Goodwill	4,051	4,166
Deferred income taxes	49	49
Other assets, net	2,154	2,007
Total assets	$14,623	$14,669
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$39	$21
Current operating lease liabilities	138	148
Accounts payable	712	773
Accrued liabilities:
Employee compensation	596	637
Accrued interest	184	189
Other	463	418
Total current liabilities	2,132	2,186
Long-term debt	11,696	11,614
Deferred income taxes	351	354
Long-term operating lease liabilities	588	605
Other long-term liabilities	647	644
Total liabilities	15,414	15,403
Redeemable noncontrolling interests in equity of consolidated subsidiaries	561	541
STOCKHOLDERS’ DEFICIT
Community Health Systems, Inc. stockholders’ deficit:
Preferred stock, $.01 par value per share, 100,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value per share, 300,000,000 shares authorized; 136,749,427 shares issued and outstanding at March 31, 2023, and 134,703,717 shares issued and outstanding at December 31, 2022	1	1
Additional paid-in capital	2,054	2,084
Accumulated other comprehensive loss	(18)	(21)
Accumulated deficit	(3,482)	(3,431)
Total Community Health Systems, Inc. stockholders’ deficit	(1,445)	(1,367)
Noncontrolling interests in equity of consolidated subsidiaries	93	92
Total stockholders’ deficit	(1,352)	(1,275)
Total liabilities and stockholders’ deficit	$14,623	$14,669

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(20)	$30
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	132	128
Deferred income taxes	7	22
Stock-based compensation expense	6	5
Impairment and (gain) loss on sale of businesses, net	(22)	6
Loss from early extinguishment of debt	—	5
Other non-cash expenses, net	42	45
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Patient accounts receivable	(2)	(17)
Supplies, prepaid expenses and other current assets	(50)	(40)
Accounts payable, accrued liabilities and income taxes	(32)	(23)
Other	(56)	(60)
Net cash provided by operating activities	5	101
Cash flows from investing activities:
Acquisitions of facilities and other related businesses	(8)	(1)
Purchases of property and equipment	(122)	(97)
Proceeds from disposition of hospitals and other ancillary operations	92	2
Proceeds from sale of property and equipment	5	—
Purchases of available-for-sale debt securities and equity securities	(26)	(31)
Proceeds from sales of available-for-sale debt securities and equity securities	61	24
Purchases of investments in unconsolidated affiliates	(5)	(4)
Increase in other investments	(16)	(14)
Net cash used in investing activities	(19)	(121)
Cash flows from financing activities:
Repurchase of restricted stock shares for payroll tax withholding requirements	(4)	(8)
Deferred financing costs and other debt-related costs	—	(73)
Proceeds from noncontrolling investors in joint ventures	2	1
Redemption of noncontrolling investments in joint ventures	(1)	—
Distributions to noncontrolling investors in joint ventures	(44)	(29)
Other borrowings	29	27
Issuance of long-term debt	—	1,535
Proceeds from ABL Facility	815	—
Repayments of long-term indebtedness	(757)	(1,480)
Net cash provided by (used in) financing activities	40	(27)
Net change in cash and cash equivalents	26	(47)
Cash and cash equivalents at beginning of period	118	507
Cash and cash equivalents at end of period	$144	$460
Supplemental disclosure of cash flow information:
Interest payments	$(197)	$(242)
Income tax payments, net	$—	$(2)

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The unaudited condensed consolidated financial statements of Community Health Systems, Inc. (the “Parent” or “Parent Company”) and its subsidiaries (the “Company”) as of March 31, 2023 and December 31, 2022 and for the three-month periods ended March 31, 2023 and 2022, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. All intercompany transactions and balances have been eliminated. The results of operations for the three months ended March 31, 2023, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2023. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates under different assumptions or conditions.

Certain information and disclosures normally included in the notes to the consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission (the “SEC”). The Company believes the disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2022, contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 17, 2023 (“2022 Form 10-K”).

Noncontrolling interests in less-than-wholly-owned consolidated subsidiaries of the Parent are presented as a component of total equity in the condensed consolidated balance sheets to distinguish between the interests of the Parent Company and the interests of the noncontrolling owners. Noncontrolling interests that are redeemable or may become redeemable at a fixed or determinable price at the option of the holder or upon the occurrence of an event outside of the control of the Company are presented in mezzanine equity in the condensed consolidated balance sheets.

Substantially all of the Company’s operating costs and expenses are “cost of revenue” items. Operating costs that could be classified as general and administrative by the Company include the Company’s corporate office costs at its Franklin, Tennessee office, which were $61 million and $63 million for the three months ended March 31, 2023 and 2022, respectively.

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

Revenue Recognition.

Net Operating Revenues

Net operating revenues are recorded at the transaction price estimated by the Company to reflect the total consideration due from patients and third-party payors in exchange for providing goods and services in patient care. These services are considered to be a single performance obligation and have a duration of less than one year. Revenues are recorded as these goods and services are provided. The transaction price, which involves significant estimates, is determined based on the Company’s standard charges for the goods and services provided, with a reduction recorded for price concessions related to third party contractual arrangements as well as patient discounts and other patient price concessions. During each of the three month periods ended March 31, 2023 and 2022, the impact of changes to the inputs used to determine the transaction price was considered immaterial.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

The Company’s net operating revenues during the three months ended March 31, 2023 and 2022 have been presented in the following table based on an allocation of the estimated transaction price with the patient between the primary patient classification of insurance coverage (in millions):

	Three Months Ended
	March 31,
	2023	2022
Medicare	$649	$668
Medicare Managed Care	543	513
Medicaid	423	467
Managed Care and other third-party payors	1,469	1,420
Self-pay	24	43
Total	$3,108	$3,111

Patient Accounts Receivable

Patient accounts receivable are recorded at net realizable value based on certain assumptions determined by each payor. For third-party payors including Medicare, Medicare Managed Care, Medicaid and Managed Care, the net realizable value is based on the estimated contractual reimbursement percentage, which is based on current contract prices or historical paid claims data by payor. For self-pay accounts receivable, which includes patients who are uninsured and the patient responsibility portion for patients with insurance, the net realizable value is determined using estimates of historical collection experience without regard to aging category. These estimates are adjusted for estimated conversions of patient responsibility portions, expected recoveries and any anticipated changes in trends.

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

Final settlements for some payors and programs are subject to adjustment based on administrative review and audit by third parties. As a result of these final settlements, the Company has recorded amounts due to third-party payors of $120 million and $101 million as of March 31, 2023 and December 31, 2022, respectively, and these amounts are included in accrued liabilities-other in the accompanying condensed consolidated balance sheets. Amounts due from third-party payors were $103 million and $97 million as of March 31, 2023 and December 31, 2022, respectively, and are included in other current assets in the accompanying condensed consolidated balance sheets. Substantially all Medicare and Medicaid cost reports are final settled through 2018.

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

These charity care services are estimated to be $326 million and $363 million for the three months ended March 31, 2023 and 2022, respectively, representing the value (at the Company’s standard charges) of these charity care services that are excluded from net operating revenues. The estimated cost incurred by the Company to provide these charity care services to patients who are unable to pay was approximately $38 million and $41 million during the three months ended March 31, 2023 and 2022, respectively. The estimated cost of these charity care services was determined using a ratio of cost to gross charges and applying that ratio to the gross charges associated with providing care to charity patients for the period.

Accounting for the Impairment or Disposal of Long-Lived Assets.    During the three months ended March 31, 2023, the Company recorded a net gain of approximately $22 million, comprised of a gain of $25 million related to the sale of a hospital on January 1,

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

2023, offset by an approximate $3 million impairment charge recorded to reduce the carrying value of several assets that were idled, disposed of or held-for-sale.

During the three months ended March 31, 2022, the Company recorded an impairment charge of approximately $6 million related to a hospital that had been classified as held-for-sale based on the difference between the carrying value of the hospital disposal group compared to the estimated fair value less costs to sell.

The Company will continue to evaluate the potential for impairment of the long-lived assets of hospitals and other held-and-used businesses as well as evaluate offers for potential sales, as applicable. Based on such analysis, additional impairment charges may be recorded in the future.

2.  ACCOUNTING FOR STOCK-BASED COMPENSATION

Stock-based compensation awards have been granted under the Community Health Systems, Inc. Amended and Restated 2009 Stock Option and Award Plan, which was amended and restated as of March 17, 2021 and approved by the Company’s stockholders at the annual meeting of stockholders held on May 11, 2021 (the “2009 Plan”). In addition, at the annual meeting of stockholders to be held on May 9, 2023 (the “2023 Annual Meeting”), the Company’s stockholders will be voting on whether or not to approve the further amendment and restatement of the 2009 Plan (the “Amended 2009 Plan”), which was approved by the board of directors on March 22, 2023.

The 2009 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code (“IRC”) and for the grant of stock options which do not so qualify, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance-based shares or units and other share awards. Persons eligible to receive grants under the 2009 Plan include the Company’s directors, officers, employees and consultants. To date, all options granted under the 2009 Plan have been “nonqualified” stock options for tax purposes. Generally, these options vest in one-third increments on each of the first three anniversaries of the option grant date and expire on the tenth anniversary of the option grant date. The exercise price of all options granted under the 2009 Plan is equal to the fair value of the Company’s common stock on the option grant date. As of March 31, 2023, 1,560,708 shares of unissued common stock were reserved for future grants under the 2009 Plan. In addition, if the Amended 2009 Plan is approved by the Company’s stockholders at the 2023 Annual Meeting, then 7,500,000 additional shares of unissued common stock will be reserved for future grants under the Amended 2009 Plan.

The following table reflects the impact of total compensation expense related to stock-based equity plans on the reported operating results for the respective periods (in millions):

	Three Months Ended
	March 31,
	2023	2022
Effect on income before income taxes	$(6)	$(5)
Effect on net loss	$(5)	$(4)

At March 31, 2023, $49 million of unrecognized stock-based compensation expense related to outstanding unvested stock options, restricted stock and restricted stock units (the terms of which are summarized below) was expected to be recognized over a weighted-average period of 26 months. Of that amount, $8 million relates to outstanding unvested stock options expected to be recognized over a weighted-average period of 26 months and $41 million relates to outstanding unvested restricted stock and restricted stock units expected to be recognized over a weighted-average period of 26 months. There were no modifications to awards during the three months ended March 31, 2023 and 2022.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

The fair value of stock options was estimated using the Black Scholes option pricing model with the following assumptions and weighted-average fair values during the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Expected volatility	87.3%	84.3% - 87.5%
Expected dividends	—	—
Expected term	6 years	3 - 6 years
Risk-free interest rate	4.2%	1.5% - 1.6%

In determining the expected term, the Company examined concentrations of option holdings and historical patterns of option exercises and forfeitures, as well as forward-looking factors, in an effort to determine if there were any discernable employee populations. From this analysis, in determining the expected term for the three months ended March 31, 2023, the Company identified one population, consisting of persons receiving grants of stock options. Additionally, in determining the expected term for the three months ended March 31, 2022, two populations were identified, one consisting of certain senior executives who have since retired, and the other consisting of substantially all other recipients.

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

Options outstanding and exercisable under the 2009 Plan as of March 31, 2023, and changes during the three-month period following December 31, 2022, was as follows (in millions, except share and per share data):

			Weighted-	Aggregate
		Weighted-	Average	Intrinsic
		Average	Remaining	Value as of
		Exercise	Contractual	March 31,
	Shares	Price	Term	2023
Outstanding at December 31, 2022	2,831,751	$7.32
Granted	814,000	6.15
Exercised	(8,334)	4.97
Forfeited and cancelled	—	—
Outstanding at March 31, 2023	3,637,417	$7.06	8.1 years	$—
Exercisable at March 31, 2023	2,078,661	$6.46	7.2 years	$—

The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2023 and 2022 was $4.61 and $7.25, respectively. The aggregate intrinsic value (calculated as the number of in-the-money stock options multiplied by the difference between the Company’s closing stock price on the last trading day of the reporting period ($4.90) and the exercise price of the respective stock options) in the table above represents the amount that would have been received by the option holders had all option holders exercised their options on March 31, 2023. This amount changes based on the market value of the Company’s common stock. The aggregate intrinsic value of options exercised was less than $1 million during both of the three months ended March 31, 2023 and 2022. The aggregate intrinsic value of options vested and expected to vest approximates that of the outstanding options.

The Company has also awarded restricted stock under the 2009 Plan to employees of certain subsidiaries. With respect to time-based vesting restricted stock that has been awarded under the 2009 Plan, the restrictions on these shares have generally lapsed in one-third increments on each of the first three anniversaries of the award date. In addition, certain of the restricted stock awards granted to the Company’s senior executives have contained performance objectives required to be met in addition to any time-based vesting requirements. If the applicable performance objectives are not attained, these awards will be forfeited in their entirety. For performance-based awards, the performance objectives are measured cumulatively over a three-year period. If the applicable target

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

performance objective is met at the end of the three-year period, then the restricted stock award subject to such performance objective will vest in full on the third anniversary of the award date. Additionally, for these performance-based awards, based on the level of achievement for the applicable performance objective within the parameters specified in the award agreement, the number of shares to be issued in connection with the vesting of the award may be adjusted to decrease or increase the number of shares specified in the original award. Notwithstanding the above-mentioned performance objectives and vesting requirements, the restrictions with respect to restricted stock granted under the 2009 Plan may lapse earlier in the event of death, disability, change in control of the Company or, other than for performance-based awards, termination of employment by the Company for any reason other than for cause of the holder of the restricted stock. On March 1, 2023, restricted stock awards subject to performance objectives granted on March 1, 2020 vested at 100% of the shares originally granted based on the Company’s cumulative performance compared to objectives for the 2020 through 2022 performance period. Restricted stock awards subject to performance objectives that have not yet been satisfied are not considered outstanding for purposes of determining diluted earnings per share unless the performance objectives have been satisfied on the basis of results through the end of each respective reporting period.

Restricted stock outstanding under the 2009 Plan as of March 31, 2023, and changes during the three-month period following December 31, 2022, was as follows:

		Weighted-
		Average Grant
	Shares	Date Fair Value
Unvested at December 31, 2022	5,541,065	$8.53
Granted	2,651,000	6.14
Vested	(2,076,569)	6.77
Forfeited	(10,001)	9.31
Unvested at March 31, 2023	6,105,495	8.09

RSUs have been granted to the Company’s non-management directors under the 2009 Plan. Each of the Company’s then serving non-management directors received grants under the 2009 Plan of 29,268 RSUs and 17,682 RSUs with a grant date of March 1, 2023 and 2022, respectively. Both the March 2023 and 2022 grants had a grant date fair value of approximately $180,000. In addition to the grants set forth above, on March 1, 2023, the non-employee Chairman of the Board of Directors was awarded an additional RSU grant of 43,089 RSUs with a grant date fair value of approximately $265,000 as additional compensation for serving as chairman of the Board of Directors. Vesting of these RSUs occurs in one-third increments on each of the first three anniversaries of the award date or upon the director’s earlier cessation of service on the board, other than for cause. Each non-management director may elect, prior to the beginning of the calendar year in which the award is granted, to defer the receipt of shares of the Company’s common stock issuable upon vesting until either his or her (i) separation from service with the Company or (ii) attainment of an age specified in advance by the non-management director. A total of four directors elected to defer the receipt of RSUs granted on March 1, 2023 to a future date and a total of three directors elected to defer the receipt of RSUs granted on March 1, 2022 to a future date.

RSUs outstanding under the 2009 Plan as of March 31, 2023, and changes during the three-month period following December 31, 2022, was as follows:

		Weighted-
		Average Grant
	Shares	Date Fair Value
Unvested at December 31, 2022	512,360	$7.54
Granted	365,037	6.15
Vested	(95,577)	7.92
Forfeited	—	—
Unvested at March 31, 2023	781,820	6.84

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

During the three months ended March 31, 2023, one or more subsidiaries of the Company paid approximately $8 million to acquire the operating assets and related businesses of certain physician practices, clinics, ambulatory surgery centers and other ancillary businesses that operate within the communities served by the Company’s affiliated hospitals. In connection with these acquisitions, the Company allocated the purchase price to property and equipment, working capital and goodwill.

Divestitures

The following table provides a summary of hospitals that the Company divested during the three months ended March 31, 2023 and the year ended December 31, 2022:

			Licensed
Hospital	Buyer	City, State	Beds	Effective Date
2023 Divestiture:
Greenbrier Valley Medical Center	Vandalia Health, Inc.	Ronceverte, WV	122	January 1, 2023

2022 Divestiture:
AllianceHealth Seminole	SSM HealthCare of Oklahoma, Inc.	Seminole, OK	32	July 1, 2022

On December 30, 2022, the Company entered into a definitive agreement for the sale of substantially all of the assets of Plateau Medical Center (25 licensed beds) in Oak Hill, West Virginia, to a subsidiary of Vandalia Health, Inc. This hospital was classified as held-for-sale as of March 31, 2023. This disposition was completed on April 1, 2023, as further described in Note 13.

On February 28, 2023, the Company entered into a definitive agreement for the sale of substantially all of the assets of Lake Norman Regional Medical Center (123 licensed beds) in Mooresville, North Carolina, and Davis Regional Medical Center (144 licensed beds) in Statesville, North Carolina, to Novant Health, Inc. These hospitals were classified as held-for-sale as of March 31, 2023.

On March 2, 2023, the Company entered into a contribution and membership purchase agreement for the sale of a majority interest in Lutheran Rehabilitation Hospital (36 licensed beds) in Fort Wayne, Indiana, to Select Medical Corporation. This hospital was classified as held-for-sale as of March 31, 2023.

The following table discloses amounts included in the condensed consolidated balance sheets for the hospitals classified as held-for-sale as of March 31, 2023 and December 31, 2022 (in millions). Other assets, net, primarily includes the net property and equipment and goodwill for the hospitals held-for-sale. No divestitures or potential divestitures meet the criteria for reporting as a discontinued operation as of March 31, 2023 or December 31, 2022.

	March 31, 2023	December 31, 2022
Other current assets	$9	$6
Other assets, net	312	132
Accrued liabilities	(18)	(4)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

4.  GOODWILL

The changes in the carrying amount of goodwill for the three months ended March 31, 2023 are as follows (in millions):

Balance, as of December 31, 2022
Goodwill	$6,980
Accumulated impairment losses	(2,814)
4,166
Goodwill acquired as part of acquisitions during current year	6
Goodwill allocated to hospitals divested or held-for-sale	(121)
Balance, as of March 31, 2023
Goodwill	6,865
Accumulated impairment losses	(2,814)
$4,051

Goodwill is allocated to each identified reporting unit, which is defined as an operating segment or one level below the operating segment (referred to as a component of the entity). Management has determined that the Company’s operating segment meets the criteria to be classified as a reporting unit. At March 31, 2023, after giving effect to the 2023 acquisition and divestiture activity, the Company had approximately $4.1 billion of goodwill recorded.

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

5.  INCOME TAXES

The total amount of unrecognized benefit that would affect the effective tax rate, if recognized, was $11 million at March 31, 2023. A total of less than $1 million of interest and penalties is included in the amount of the liability for uncertain tax positions at March 31, 2023. It is the Company’s policy to recognize interest and penalties related to unrecognized benefits in its condensed consolidated statements of loss as income tax expense.

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

The Company’s provision for income taxes was $26 million and $23 million for the three months ended March 31, 2023 and 2022, respectively. The Company’s effective tax rates were 433.3% and 43.4% for the three months ended March 31, 2023 and 2022, respectively. The increase in the provision for income taxes for the three months ended March 31, 2023, compared to the same period in 2022 was primarily due to an increase in non-deductible interest for 2023 compared to 2022. The difference in the Company’s effective tax rate for the three months ended March 31, 2023, compared to the same period in 2022 is due to the aforementioned increase in the provision for income taxes and the decline in income before taxes.

Cash paid for income taxes, net of refunds received, resulted in a net payment of less than $1 million and approximately $2 million during the three months ended March 31, 2023 and 2022, respectively.

6.  LONG-TERM DEBT

Long-term debt, net of unamortized debt issuance costs and discounts or premiums, consists of the following (in millions):

	March 31,	December 31,
	2023	2022
8% Senior Secured Notes due 2026	$2,101	$2,101
8% Senior Secured Notes due 2027	700	700
5⅝% Senior Secured Notes due 2027	1,900	1,900
6⅞% Senior Notes due 2028	756	756
6% Senior Secured Notes due 2029	900	900
5¼% Senior Secured Notes due 2030	1,535	1,535
4¾% Senior Secured Notes due 2031	1,058	1,058
6⅞% Junior-Priority Secured Notes due 2029	1,386	1,386
6⅛% Junior-Priority Secured Notes due 2030	1,232	1,232
ABL Facility	125	53
Finance lease and financing obligations	377	380
Other	53	36
Less: Unamortized deferred debt issuance costs and note premium	(388)	(402)
Total debt	11,735	11,635
Less: Current maturities	(39)	(21)
Total long-term debt	$11,696	$11,614

Pursuant to the asset-based loan (ABL) credit agreement, the lenders have extended to CHS/Community Health Systems, Inc. (“CHS”) a revolving asset-based loan facility (the “ABL Facility”). The maximum aggregate principal amount under the ABL Facility is $1.0 billion, subject to borrowing base capacity. At March 31, 2023, the Company had outstanding borrowings of $125 million and approximately $792 million of additional borrowing capacity (after taking into consideration the $83 million of outstanding letters of credit) under the ABL Facility. The issued letters of credit were primarily in support of potential insurance-related claims and certain bonds.

The ABL Facility contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the Company’s ability, subject to certain exceptions, to, among other things (1) declare dividends, make distributions or redeem or repurchase capital stock, (2) prepay, redeem or repurchase other debt, (3) incur liens or grant negative pledges, (4) make loans and investments and enter into acquisitions and joint ventures, (5) incur additional indebtedness or provide certain guarantees, (6) engage in mergers, acquisitions and asset sales, (7) conduct transactions with affiliates, (8) alter the nature of the Company’s, CHS’ or the guarantors’ businesses, (9) grant certain guarantees with respect to physician practices, (10) engage in sale and leaseback transactions or (11) change the Company’s fiscal year. The Company is also required to comply with a consolidated fixed coverage ratio, upon certain triggering events described below, and various affirmative covenants. The consolidated

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

fixed charge coverage ratio is calculated as the ratio of (x) consolidated EBITDA (as defined in the ABL Facility) less capital expenditures to (y) the sum of consolidated interest expense (as defined in the ABL Facility), scheduled principal payments, income taxes and restricted payments made in cash or in permitted investments. For purposes of calculating the consolidated fixed charge coverage ratio, the calculation of consolidated EBITDA as defined in the ABL Facility is a trailing 12-month calculation that begins with the Company’s consolidated net income, with certain adjustments for interest, taxes, depreciation and amortization, net income attributable to noncontrolling interests, stock compensation expense, restructuring costs, and the financial impact of other non-cash or non-recurring items recorded during any such 12-month period. The consolidated fixed charge coverage ratio is a required covenant only in periods where the total borrowings outstanding under the ABL Facility reduce the amount available in the facility to less than the greater of (i) $95 million or (ii) 10% of the calculated borrowing base. As a result, in the event the Company has less than $95 million available under the ABL Facility, the Company would need to comply with the consolidated fixed charge coverage ratio. At March 31, 2023, the Company is not subject to the consolidated fixed charge coverage ratio as such triggering event had not occurred during the twelve months ended March 31, 2023.

The Company paid interest of $197 million and $242 million on borrowings during the three months ended March 31, 2023 and 2022, respectively.

7.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments has been estimated by the Company using available market information as of March 31, 2023 and December 31, 2022, and valuation methodologies considered appropriate. The estimates presented in the table below are not necessarily indicative of amounts the Company could realize in a current market exchange (in millions):

	March 31, 2023		December 31, 2022
	Carrying	Estimated Fair	Carrying	Estimated Fair
	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	$144	$144	$118	$118
Investments in equity securities	78	78	107	107
Available-for-sale debt securities	180	180	179	179
Trading securities	5	5	5	5
Liabilities:
8% Senior Secured Notes due 2026	2,084	2,032	2,083	1,917
8% Senior Secured Notes due 2027	694	678	693	631
5⅝% Senior Secured Notes due 2027	1,836	1,672	1,833	1,633
6⅞% Senior Notes due 2028	749	474	749	389
6% Senior Secured Notes due 2029	866	759	865	751
5¼% Senior Secured Notes due 2030	1,450	1,200	1,448	1,166
4¾% Senior Secured Notes due 2031	1,054	787	1,053	766
6⅞% Junior-Priority Secured Notes due 2029	1,285	864	1,282	720
6⅛% Junior-Priority Secured Notes due 2030	1,165	750	1,164	615
ABL Facility and other debt	174	174	85	85

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

In instances where the determination of the fair value hierarchy measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment of factors specific to the asset or liability. Transfers between levels within the fair value hierarchy are recognized by the Company on the date of the change in circumstances that requires such transfer. There were no transfers between levels during the three-month periods ended March 31, 2023 or 2022.

The following table sets forth, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 (in millions):

	March 31, 2023	Level 1	Level 2	Level 3
Investments in equity securities	$78	$78	$—	$—
Available-for-sale debt securities	180	—	180	—
Trading securities	5	—	5	—
Total assets	$263	$78	$185	$—

	December 31, 2022	Level 1	Level 2	Level 3
Investments in equity securities	$107	$107	$—	$—
Available-for-sale debt securities	179	—	179	—
Trading securities	5	—	5	—
Total assets	$291	$107	$184	$—

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

9.  LEASES

The Company utilizes operating and finance leases for the use of certain hospitals, medical office buildings, and medical equipment. The components of lease cost and rent expense for the three months ended March 31, 2023 and 2022 are as follows (in millions):

	Three Months Ended March 31,
Lease Cost	2023	2022
Operating lease cost:
Operating lease cost	$55	$51
Short-term rent expense	22	23
Variable lease cost	5	4
Sublease income	(1)	(1)
Total operating lease cost	$81	$77
Finance lease cost:
Amortization of right-of-use assets	$3	$3
Interest on finance lease liabilities	3	4
Total finance lease cost	$6	$7

Supplemental balance sheet information related to leases was as follows (in millions):

	Balance Sheet Classification	March 31, 2023	December 31, 2022
Operating Leases:
Operating lease right-of-use assets	Other assets, net	$712	$738

Finance Leases:
Finance lease right-of-use assets	Property and equipment
	Land and improvements	$—	$—
	Buildings and improvements	261	261
	Equipment and fixtures	11	12
	Property and equipment	272	273
	Less accumulated depreciation and amortization	(58)	(56)
	Property and equipment, net	$214	$217

Current finance lease liabilities	Current maturities of long-term debt	$2	$3
Long-term finance lease liabilities	Long-term debt	219	220

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

Supplemental cash flow information related to leases for the three months ended March 31, 2023 and 2022 is as follows (in millions):

	Three Months Ended March 31,
Cash flow information	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (1)	$52	$50
Operating cash flows from finance leases	3	4
Financing cash flows from finance leases	1	6
Right-of-use assets obtained in exchange for new finance lease liabilities	—	31
Right-of-use assets obtained in exchange for new operating lease liabilities	24	69

_______________________________

(1)Included in the change in other operating assets and liabilities in the condensed consolidated statements of cash flows.

10.  STOCKHOLDERS’ DEFICIT

Authorized capital shares of the Company include 400,000,000 shares of capital stock consisting of 300,000,000 shares of common stock and 100,000,000 shares of preferred stock. Each of the aforementioned classes of capital stock has a par value of $0.01 per share. Shares of preferred stock, none of which were outstanding as of March 31, 2023, may be issued in one or more series having such rights, preferences and other provisions as determined by the Board of Directors without approval by the holders of common stock.

The Company is a holding company which operates through its subsidiaries. The ABL Facility and the indentures governing each series of the Company’s outstanding notes contain various covenants under which the assets of the subsidiaries of the Company are subject to certain restrictions relating to, among other matters, dividends and distributions, as referenced in the paragraph below.

The ABL Facility and the indentures governing each series of the Company’s outstanding notes restrict the Company’s subsidiaries from, among other matters, paying dividends and making distributions to the Company, which thereby limits the Company’s ability to pay dividends and/or repurchase stock. As of March 31, 2023, under the most restrictive test in these agreements (and subject to certain exceptions), the Company has approximately $300 million of capacity to pay permitted dividends and/or repurchase shares of stock or make other restricted payments.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

The following schedule presents the reconciliation of the carrying amount of total equity, equity attributable to the Company’s stockholders, and equity attributable to noncontrolling interests as of March 31, 2023, and during the three-month period following December 31, 2022 (in millions):

		Community Health Systems, Inc. Stockholders
	Redeemable Noncontrolling Interest	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss (Income)	Accumulated Deficit	Noncontrolling Interest	Total Stockholders’ Deficit
Balance, December 31, 2022	$541	$1	$2,084	$(21)	$(3,431)	$92	$(1,275)
Comprehensive income (loss)	21	—	—	3	(51)	11	(37)
Distributions to noncontrolling interests	(33)	—	—	—	—	(11)	(11)
Purchases of subsidiary shares from noncontrolling interests	(1)	—	—	—	—	—	—
Contributions from noncontrolling interests	1	—	—	—	—	1	1
Adjustment to redemption value of redeemable noncontrolling interests	32	—	(32)	—	—	—	(32)
Cancellation of restricted stock for tax withholdings on vested shares	—	—	(4)	—	—	—	(4)
Share-based compensation	—	—	6	—	—	—	6
Balance, March 31, 2023	$561	$1	$2,054	$(18)	$(3,482)	$93	$(1,352)

The following schedule presents the reconciliation of the carrying amount of total equity, equity attributable to the Company’s stockholders, and equity attributable to the noncontrolling interests as of March 31, 2022, and during the three-month period following December 31, 2021 (in millions):

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

The following schedule discloses the effects of changes in the Company’s ownership interest in its less-than-wholly-owned subsidiaries on Community Health Systems, Inc. stockholders’ deficit (in millions):

	Three Months Ended
	March 31,
	2023	2022
Net loss attributable to Community Health Systems, Inc. stockholders	$(51)	$(1)
Transfers to the noncontrolling interests:
Net increase (decrease) in Community Health Systems, Inc. paid-in-capital for purchase of subsidiary partnership interests	—	(1)
Net transfers to the noncontrolling interests	—	(1)
Change to Community Health Systems, Inc. stockholders' deficit from net loss attributable to Community Health Systems, Inc. stockholders and transfers to noncontrolling interests	$(51)	$(2)

11.  EARNINGS PER SHARE

The following table sets forth the components of the denominator for the computation of basic and diluted earnings per share for net loss attributable to Community Health Systems, Inc. stockholders:

	Three Months Ended
	March 31,
	2023	2022
Weighted-average number of shares outstanding — basic	129,688,917	127,818,209
Effect of dilutive securities:
Restricted stock awards	—	—
Employee stock options	—	—
Other equity-based awards	—	—
Weighted-average number of shares outstanding — diluted	129,688,917	127,818,209

 The Company generated a loss attributable to Community Health Systems, Inc. stockholders for both of the three-month periods ended March 31, 2023 and 2022, so the effect of dilutive securities is not considered because their effect would be antidilutive. If the Company had generated income during both of the three months ended March 31, 2023 and 2022, the effect of restricted stock awards, employee stock options, and other equity-based awards on the diluted shares calculation would have been an increase of 468,193 shares and 2,198,436 shares, respectively.

	Three Months Ended
	March 31,
	2023	2022
Dilutive securities outstanding not included in the computation of earnings per share because their effect is antidilutive:
Employee stock options and restricted stock awards	5,889,077	1,367,000

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

Probable Contingencies

Caleb Padilla, individually and on behalf of all others similarly situated v Community Health Systems, Inc., Wayne T. Smith, Larry Cash, and Thomas J. Aaron. This purported federal securities class action was filed in the United States District Court for the Middle District of Tennessee on May 30, 2019. It seeks class certification on behalf of purchasers of the Company’s common stock between February 20, 2017 and February 27, 2018 and alleges misleading statements resulted in artificially inflated prices for the Company's common stock. On November 20, 2019, the District Court appointed Arun Bhattacharya and Michael Gaviria as lead plaintiffs in the case. The lead plaintiffs filed a consolidated class complaint on January 21, 2020. The Company filed a motion to dismiss the consolidated class complaint on March 23, 2020, and the District Court denied that motion on August 17, 2022. The Company has reached a tentative settlement of this matter, which is subject to the Court’s approval. The hearing to determine the Court’s preliminary approval of the settlement has not yet been set.

The table below presents a reconciliation of the beginning and ending liability balances (in millions) during the three months ended March 31, 2023, with respect to the Company’s determination of the contingencies of the Company in respect of which an accrual has been recorded.

Summary of Recorded Amounts

Probable
Contingencies
Balance as of December 31, 2022	$11
Expense	9
Reserve for insured claim	4
Cash payments	—
Balance as of March 31, 2023	$24

In accordance with applicable accounting guidance, the Company establishes a liability for litigation, regulatory and governmental matters for which, based on information currently available, the Company believes that a negative outcome is known or is probable and the amount of the loss is reasonably estimable. For all such matters (whether or not discussed in this contingencies footnote), such amounts have been recorded in other accrued liabilities in the condensed consolidated balance sheets and are included in the table above. Due to the uncertainties and difficulty in predicting the ultimate resolution of these contingencies, the actual amount could differ from the estimated amount reflected as a liability in the condensed consolidated balance sheets.

13.  SUBSEQUENT EVENTS

The Company has evaluated all material events occurring subsequent to the balance sheet date for events requiring disclosure or recognition in the condensed consolidated financial statements.

On April 1, 2023, the Company completed the sale of substantially all of the assets of Plateau Medical Center (25 licensed beds) in Oak Hill, West Virginia, to a subsidiary of Vandalia Health, Inc. pursuant to the terms of a definitive agreement which was entered into on December 30, 2022, as amended. The net proceeds from this sale of approximately $92 million were received at a preliminary closing on March 31, 2023.

On April 3, 2023, the Company entered into a definitive agreement for the sale of substantially all of the assets of Medical Center of South Arkansas (166 licensed beds) in El Dorado, Arkansas to affiliates of SARH Holdings, Inc.

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

Executive Overview

We are one of the nation’s largest healthcare companies. Our affiliates are leading providers of healthcare services, developing and operating healthcare delivery systems in 44 distinct markets across 15 states. As of March 31, 2023, our subsidiaries own or lease 79 affiliated hospitals, with approximately 13,000 beds, and operate more than 1,000 sites of care, including physician practices, urgent care centers, freestanding emergency departments, occupational medicine clinics, imaging centers, cancer centers and ambulatory surgery centers. We generate revenues by providing a broad range of general and specialized hospital healthcare services and outpatient services to patients in the communities in which we are located. We are paid for our services by governmental agencies, private insurers and directly by the patients we serve.

Economic conditions in the United States continue to be challenging in various respects, and the United States economy continues to experience significant inflationary pressures, elevated interest rates, challenging labor market conditions, and disruptions to supply networks. Taking into account these factors, we have incurred, and may continue to incur, increased expenses arising from factors such as wage inflation for permanent employees, increased rates for and utilization of temporary contract labor (including contract nursing personnel) and increased rates for outsourced medical specialists. While we have implemented cost containment and other measures to try to counteract these developments, we may continue to be unable to fully offset the impact of these factors on the operation of our business.

If economic conditions in the United States significantly deteriorate and/or negative public health conditions related to the COVID-19 pandemic reemerge, any such developments could materially and adversely affect our results of operations, financial position, and/or our cash flows.

Acquisition and Divestiture Activity

During the three months ended March 31, 2023, we paid approximately $8 million to acquire the operating assets and related businesses of certain physician practices, clinics, ambulatory surgery centers and other ancillary businesses that operate within the communities served by our hospitals. We allocated the purchase price to property and equipment, working capital and goodwill.

During the three months ended March 31, 2023, we completed the divestiture of one hospital, Greenbrier Valley Medical Center (122 licensed beds) in Ronceverte, West Virginia, to a subsidiary of Vandalia Health, Inc. pursuant to the terms of a definitive agreement which was entered into on September 14, 2022, as amended. This hospital represented annual net operating revenues in 2022 of approximately $84 million and we received total net proceeds of approximately $85 million at a preliminary closing on December 30, 2022 in connection with this disposition.

The following table provides a summary of hospitals that we divested during the three months ended March 31, 2023 and the year ended December 31, 2022:

Hospital	Buyer	City, State	Licensed Beds	Effective Date
2023 Divestiture:
Greenbrier Valley Medical Center	Vandalia Health, Inc.	Ronceverte, WV	122	January 1, 2023

2022 Divestiture:
AllianceHealth Seminole	SSM HealthCare of Oklahoma, Inc.	Seminole, OK	32	July 1, 2022

In addition, on April 1, 2023, we completed the sale of substantially all of the assets of Plateau Medical Center (25 licensed beds) in Oak Hill, West Virginia, to subsidiaries of Vandalia Health, Inc. pursuant to the terms of a definitive agreement which was entered into on December 30, 2022, as amended. The net proceeds from this sale of approximately $92 million were received at a preliminary closing on March 31, 2023

In addition to hospitals divested in 2022 and in 2023 through the date of this filing as noted above, we have entered into definitive agreements to sell a total of four hospitals. The following sets forth the definitive agreements to sell hospitals that we have entered into since January 1, 2023:

•

On February 28, 2023, we entered into a definitive agreement for the sale of substantially all of the assets of Lake Norman Regional Medical Center (123 licensed beds) in Mooresville, North Carolina, and Davis Regional Medical Center (144 licensed beds) in Statesville, North Carolina, to Novant Health, Inc.

•

On March 2, 2023, we entered into a contribution and membership purchase agreement for the sale of a majority interest in Lutheran Rehabilitation Hospital (36 licensed beds) in Fort Wayne, Indiana, to Select Medical Corporation.

•

On April 3, 2023, we entered into a definitive agreement for the sale of substantially all of the assets of Medical Center of South Arkansas (166 licensed beds) in El Dorado, Arkansas to affiliates of SARH Holdings, Inc.

There can be no assurance that these potential divestitures subject to definitive agreements will be completed, or if they are completed, the ultimate timing of the completion of the divestitures.

Moreover, we may give consideration to divesting certain additional hospitals and non-hospital businesses. Generally, these hospitals and non-hospital businesses are not in one of our strategically beneficial services areas, are less complementary to our business strategy and/or have lower operating margins. In addition, we continue to receive interest from potential acquirers for certain of our hospitals and non-hospital businesses. As such, we may sell additional hospitals and/or non-hospital businesses if we consider any such disposition to be in our best interests. We expect proceeds from any such divestitures to be used for general corporate purposes (including potential debt repayments and/or debt repurchases) and capital expenditures.

Overview of Operating Results

Net operating revenues decreased from $3.111 billion for the three months ended March 31, 2022 to $3.108 billion for the three months ended March 31, 2023. On a same-store basis, net operating revenues for the three months ended March 31, 2023 increased $51 million.

We had a net loss of $20 million during the three months ended March 31, 2023, compared to net income of $30 million for the same period in 2022. Net loss for the three months ended March 31, 2023 included the following:

•	an after-tax charge of $8 million for expense related to government and other legal matters and related costs,
•	an after-tax benefit of $14 million for the gain related to the sale of a hospital partially offset by impairment of long-lived assets that were idled, disposed or held-for-sale, and
•	an after-tax charge of $1 million for restructuring charges related to the closure of businesses as well as service line closures and consolidations at certain hospitals.

Net income for the three months ended March 31, 2022 included the following:

•	an after-tax charge of $14 million for loss from early extinguishment of debt, and
•	an after-tax charge of $5 million for the impairment of long-lived assets of a hospital held-for-sale based on its estimated fair value.

Consolidated inpatient admissions for the three months ended March 31, 2023, increased 1.2%, compared to the same period in 2022. Consolidated adjusted admissions for the three months ended March 31, 2023, increased 5.8%, compared to the same period in 2022. Same-store inpatient admissions for the three months ended March 31, 2023, increased 4.8%, compared to the same period in 2022, and same-store adjusted admissions for the three months ended March 31, 2023, increased 9.4%, compared to the same period in 2022.

Self-pay revenues represented approximately 0.8% and 1.4% of net operating revenues for the three months ended March 31, 2023 and 2022, respectively. The amount of foregone revenue related to providing charity care services as a percentage of net operating revenues was approximately 10.5% and 11.7% for the three months ended March 31, 2023 and 2022, respectively. Direct and indirect costs incurred in providing charity care services as a percentage of net operating revenues was approximately 1.2% and 1.3% for the three months ended March 31, 2023 and 2022, respectively.

Overview of Legislative and Other Governmental Developments

The healthcare industry is subject to changing political, regulatory, and economic influences that may affect our business. In recent years, the U.S. Congress and certain state legislatures have introduced and passed a large number of proposals and legislation affecting the healthcare system, including laws intended to impact access to health insurance and reduce healthcare costs and government spending. The most prominent of these efforts, the Affordable Care Act, affects how healthcare services are covered, delivered and reimbursed, and expanded health insurance coverage through a combination of public program expansion and private sector health insurance reforms. The Affordable Care Act has been, and continues to be, subject to legislative and regulatory changes and court challenges. For example, effective January 1, 2019, the financial penalty associated with the mandate that most individuals enroll in a health insurance plan was effectively eliminated. However, some states have imposed individual health insurance mandates, and other states have explored or offer public health insurance options. To increase access to health insurance during the COVID-19 pandemic, the American Rescue Plan Act of 2021, or the ARPA, enhanced subsidies for individuals eligible to purchase coverage through Affordable Care Act marketplaces. The Inflation Reduction Act, enacted in August 2022, extends these enhanced subsidies through 2025. In addition, in 2020, the Families First Coronavirus Response Act required states to maintain continuous Medicaid enrollment to receive a temporary increase in federal funds for Medicaid expenditures. However, this “continuous coverage” requirement expired on April 1, 2023, and the increase in federal funding will be phased out through calendar year 2023, which could lead to Medicaid coverage disruptions and dis-enrollments of Medicaid enrollees. These and other changes and initiatives may impact the number of individuals that elect to obtain public or private health insurance or the scope of such coverage, if purchased.

Of critical importance to us is the potential impact of any changes specific to the Medicaid program, including the funding and expansion provisions of the Affordable Care Act and subsequent legislation or agency initiatives. Historically, the states with the greatest reductions in the number of uninsured adult residents have expanded Medicaid. A number of states have opted out of the Medicaid coverage expansion provisions, but could ultimately decide to expand their programs at a later date. Of the 16 states in which we operated hospitals as of March 31, 2023, 10 states have taken action to expand their Medicaid programs. The other six states have not, including Florida, Alabama, Tennessee, Mississippi and Texas, where we operated a significant number of hospitals as of March 31, 2023. Some states use, or have applied to use, waivers granted by CMS to implement expansion, impose different eligibility or enrollment conditions, or otherwise implement programs that vary from federal standards.

Other recent reform initiatives and proposals at the federal and state levels include those focused on price transparency and limiting out-of-network charges, which may impact prices, our competitive position and the relationships between hospitals, insurers, patients, and ancillary providers (such as anesthesiologists, radiologists, and pathologists). For example, the No Surprises Act imposes various requirements on providers and health plans intended to prevent “surprise” medical bills. Among other restrictions and requirements, the law prohibits providers from charging patients an amount beyond the in-network cost sharing amount for services rendered by out-of-network providers, subject to limited exceptions. For services for which balance billing is prohibited (even when no balance billing occurs), the No Surprises Act includes provisions that may limit the amounts received by out-of-network providers from health plans, and also establishes a dispute resolution process (through a final rule that is currently subject to litigation) for providers and payors to handle payment disputes that cannot be resolved through direct negotiations. Additionally, in connection with requirements that providers provide, in advance of the date of the scheduled item or service or upon request, a good faith estimate of expected charges to uninsured or self-pay patients for scheduled items and services, such patients may invoke a patient-provider dispute resolution process established by regulation to challenge charges in certain circumstances.

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

In response to the COVID-19 pandemic, federal and state governments have passed legislation, promulgated regulations, and taken other administrative actions intended to assist healthcare providers in providing care to COVID-19 and other patients during the public health emergency and to provide financial relief. Primary legislative sources of COVID-19 relief have included the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, the Paycheck Protection Program and Health Care Enactment Act, or the PPPHCE Act, the Consolidated Appropriations Act, 2021, or the CAA, and the ARPA. Together, these stimulus laws authorized over $186 billion in funding to be distributed through the Public Health and Social Services Emergency Fund, or the PHSSEF, to eligible healthcare providers, including public entities and Medicare- and/or Medicaid-enrolled providers. PHSSEF payments were intended to compensate healthcare providers for lost revenues and incremental expenses incurred in response to the COVID-19 pandemic and are not required to be repaid, provided that recipients attest to and comply with certain terms and conditions, including limitations on balance billing, not using PHSSEF funds to reimburse expenses or losses that other sources have been or are obligated to reimburse and audit and reporting requirements.

The CARES Act and related legislation include other provisions offering financial relief, including through Medicare and Medicaid payment adjustments, such as a 20% add-on to the inpatient PPS DRG rate for COVID-19 patients and delays of scheduled reductions to Medicaid DSH reductions. In addition, Congress temporarily suspended the Medicare sequestration payment adjustment, which would have otherwise reduced payments to Medicare providers by 2% as required by the BCA. The sequestration adjustment, which was phased back in during 2022, has been extended through the first six months of 2032. The ARPA, in addition to providing funding for healthcare providers, increased the federal budget deficit in a manner that triggers an additional statutorily mandated sequestration under the PAYGO Act. As a result, an additional Medicare spending reduction of up to 4% was required to take effect in January 2022. However, Congress has delayed implementation of this payment reduction until 2025.

We did not receive or recognize any significant level of payments or benefits under the CARES Act and other existing COVID-19 related stimulus and relief legislation during the three months ended March 31, 2023, and do not expect to receive or recognize any significant level of payments or benefits under the CARES Act and other existing legislation related to COVID-19 in future periods.

Beyond financial assistance, federal and state governments have enacted legislation and established regulations intended to temporarily ease legal and regulatory burdens on healthcare providers during the COVID-19 pandemic. These measures include temporary relief from Medicare conditions of participation requirements for healthcare providers, temporary relaxation of licensure requirements for healthcare professionals, temporary relaxation of privacy restrictions for telehealth remote communications, promoting use of telehealth by temporarily expanding the scope of services for which Medicare reimbursement is available, and limited waivers of fraud and abuse laws for activities related to COVID-19 during the public health emergency period. As the United States has experienced a moderation of COVID-19 infection and related hospitalization rates in comparison to earlier periods, federal and state governments have reduced or terminated certain temporary measures that were previously implemented.

The COVID-19 pandemic continues to evolve, and there is uncertainty regarding the ultimate impact to our business of governmental efforts to assist healthcare providers responding to and otherwise affected by the COVID-19 pandemic. Some of the measures allowing for flexibility in delivery of care and various financial supports for healthcare providers are available only until funds expire or for the duration of the federal public health emergency, while other measures will continue for a limited time after the public health emergency ends. The current public health emergency declaration expires May 11, 2023, and the presidential administration indicated that the public health emergency will not be further extended. Termination of the public health emergency may impact our operations and financial results. Further, there can be no assurance that the terms of provider relief funding or other programs will not change or be interpreted in ways that affect our funding or eligibility to participate or our ability to comply with applicable requirements and retain amounts received. We continue to assess the potential impact of the CARES Act and other stimulus and relief legislation and the impact of other laws, regulations, and guidance related to COVID-19 on our business, results of operations, financial condition and cash flows.

In June 2022, the U.S. Supreme Court ruled in American Hospital Association v. Becerra, a case on the 340B Drug Pricing Program that could impact Medicare reimbursement to us, both in respect of past periods and future periods. The 340B program allows certain non-profit healthcare organizations that care for many uninsured and low-income patients to purchase outpatient drugs from pharmaceutical manufacturers at discounted rates. Our hospitals do not participate in the 340B program. In 2018, HHS implemented a payment policy that reduced Medicare payments to 340B hospitals for most drugs obtained at 340B-discounted rates. These payment cuts resulted in increased payments for non-340B hospitals, including our facilities. In Becerra, the U.S. Supreme Court determined that HHS unlawfully reduced reimbursement rates for 340B hospitals. On January 10, 2023, the United States  District Court for the District of Columbia declined to order HHS to pay 340B hospitals the difference between the rates under the 2018 payment policy and what should have been paid, instead allowing HHS to propose an appropriate remedy to address the underpayments to 340B hospitals that resulted from the policy. HHS has not yet announced its proposed remedy. If it is determined that budget neutrality applies to the remedy for past payment years, entities that operate non-340B hospitals such as us may be required to repay previously received payments, which could have a material adverse impact on our financial results in any future reporting period in which such future repayments are recognized or paid. For calendar year 2023, CMS finalized the payment rate for drugs acquired through the 340B program in light of the U.S. Supreme Court decision and, to achieve budget neutrality in light of the payment rate change, implemented a reduction of approximately 3.1% to payment rates for non-drug services under the outpatient PPS for calendar year 2023. Future Medicare payment policies could further decrease the reimbursement received for outpatient drugs and services by entities that operate non-340B hospitals, which would adversely impact our results on a prospective basis.

As a result of our current levels of cash, available borrowing capacity, long-term outlook on our debt repayments, the refinancing of certain of our notes, proceeds from any potential future dispositions of hospitals or other investments such as our minority equity interests in various businesses, as applicable, and the continued projection of our ability to generate cash flows, we anticipate that we will be able to invest the necessary capital in our business over the next 12 months and for the foreseeable future thereafter. We believe there continues to be ample opportunity to strengthen our market share in substantially all of our markets by decreasing the need for patients to travel outside their communities for healthcare. Furthermore, we will continue to strive to improve operating efficiencies and procedures in order to improve the performance of our hospitals.

Sources of Revenue

The following table presents the approximate percentages of net operating revenues by payor source for the periods indicated. The data for the periods presented are not strictly comparable due to the effect that businesses acquired, sold, closed or opened during each of the respective periods, as applicable, have had on these statistics.

	Three Months Ended
	March 31,
	2023	2022
Medicare	20.9%	21.5%
Medicare Managed Care	17.5	16.5
Medicaid	13.6	15.0
Managed Care and other third-party payors	47.2	45.6
Self-pay	0.8	1.4
Total	100.0%	100.0%

As shown above, we receive a substantial portion of our revenues from the Medicare, Medicare Managed Care, and Medicaid programs. Included in Managed Care and other third-party payors is operating revenues from insurance companies with which we have insurance provider contracts, insurance companies for which we do not have insurance provider contracts, workers’ compensation carriers and non-patient service revenue, such as rental income and cafeteria sales. In the future, we generally expect the portion of revenues received from the Medicare, including Medicare Managed Care, and Medicaid programs to increase over the long-term due to the general aging of the population and other factors, including health reform initiatives. There has been a trend toward increased enrollment in Medicare Managed Care and Medicaid managed care programs, which may adversely affect our operating revenue. We may also be impacted by regulatory requirements imposed on insurers, such as minimum medical-loss ratios and specific benefit requirements. Furthermore, in the normal course of business, managed care programs, insurance companies and employers actively negotiate the amounts paid to hospitals. Our relationships with payors may be impacted by price transparency initiatives and out-of-network billing restrictions, including those in the No Surprises Act, which took effect January 1, 2022. There can be no assurance that we will retain our existing reimbursement arrangements or that third-party payors will not attempt to further reduce the rates they pay for our services.

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-based reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for the treatment of patients covered by

Medicare, Medicaid and non-governmental payors are generally less than our standard billing rates. We account for the differences between the estimated program reimbursement rates and our standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues by an insignificant amount in each of the three-month periods ended March 31, 2023 and 2022.

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

Results of Operations

Our hospitals and other sites of care offer a broad variety of inpatient and outpatient medical and surgical services. These include general acute care, emergency room, general and specialty surgery, critical care, internal medicine, obstetrics, diagnostic services, psychiatric and rehabilitation services. Utilization of services and our results of operations are dependent on a multitude of factors including seasonal fluctuations in demand. Historically, the strongest demand for hospital services generally occurs during the winter months and the weakest demand generally occurs during the summer months.

The following tables summarize, for the periods indicated, selected operating data.

	Three Months Ended
	March 31,
	2023	2022
Operating results, as a percentage of net operating revenues:
Net operating revenues	100.0%	100.0%
Operating expenses (a)	(89.7)	(87.0)
Depreciation and amortization	(4.2)	(4.1)
Impairment and (gain) loss on sale of businesses, net	0.7	(0.2)
Income from operations	6.8	8.7
Interest expense, net	(6.7)	(7.0)
Loss from early extinguishment of debt	—	(0.2)
Equity in earnings of unconsolidated affiliates	0.1	0.2
Income before income taxes	0.2	1.7
Provision for income taxes	(0.8)	(0.7)
Net (loss) income	(0.6)	1.0
Less: Net income attributable to noncontrolling interests	(1.0)	(1.0)
Net loss attributable to Community Health Systems, Inc. stockholders	(1.6)%	0.0%

	Three Months Ended March 31,
	2023	2022
Percentage (decrease) increase from prior year:
Net operating revenues	(0.1)%	3.3%
Admissions (b)	1.2	(1.7)
Adjusted admissions (c)	5.8	2.2
Average length of stay (d)	(9.8)	2.0
Net loss attributable to Community Health Systems, Inc. stockholders	(5,000.0)	98.4
Same-store percentage increase (decrease) from prior year (e):
Net operating revenues	1.7%	3.8%
Admissions (b)	4.8	(0.3)
Adjusted admissions (c)	9.4	3.2

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

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Net operating revenues decreased to $3.108 billion for the three months ended March 31, 2023, compared to $3.111 billion for the same period in 2022. Net operating revenues on a same-store basis from hospitals that were operated throughout both periods increased $51 million, or 1.7%, during the three months ended March 31, 2023, compared to the same period in 2022. On a period-over-period basis, the increase in net operating revenues was primarily attributable to higher inpatient and outpatient volumes and higher reimbursement rates, partially offset by lower acuity and unfavorable changes in payor mix. Non-same-store net operating revenues decreased $54 million during the three months ended March 31, 2023, compared to the same period in 2022. On a consolidated basis, inpatient admissions increased by 1.2% and adjusted admissions increased by 5.8% during the three months ended March 31, 2023, compared to the same period in 2022. On a same-store basis, net operating revenues per adjusted admission decreased 7.1%, while inpatient admissions increased by 4.8% and adjusted admissions increased by 9.4% for the three months ended March 31, 2023, compared to the same period in 2022.

Operating costs and expenses, as a percentage of net operating revenues, increased from 91.3% during the three months ended March 31, 2022 to 93.2% during the three months ended March 31, 2023. Operating costs and expenses, excluding depreciation and amortization and impairment and (gain) loss on sale of businesses, as a percentage of net operating revenues, increased from 87.0% for the three months ended March 31, 2022 to 89.7% for the three months ended March 31, 2023. Salaries and benefits, as a percentage of net operating revenues, increased from 42.6% for the three months ended March 31, 2022 to 43.9% for the three months ended March 31, 2023, primarily due to wage increases driven by inflation and current competitive labor market conditions. Supplies, as a percentage of net operating revenues, increased from 16.0% for the three months ended March 31, 2022 to 16.3% for the three months ended March 31, 2023. Other operating expenses, as a percentage of net operating revenues, decreased from 27.4% for the three months ended March 31, 2022 to 26.9% for the three months ended March 31, 2023, primarily due to lower costs for contract labor partially offset by higher costs for professional liability insurance and higher rates paid for outsourced medical specialists. Lease cost and rent, as a percentage of net operating revenues, increased from 2.5% for the three months ended March 31, 2022 to 2.6% for the three months ended March 31, 2023. Pandemic relief funds, as a percentage of net operating revenues, were 0.0% for the three months ended March 31, 2023, compared to (1.5)% for the same period in 2022.

Depreciation and amortization, as a percentage of net operating revenues, increased to 4.2% for the three months ended March 31, 2023 from 4.1% for the three months ended March 31, 2022.

Impairment and (gain) loss on sale of businesses, net was a gain of $22 million for the three months ended March 31, 2023, compared to expense of $6 million for the same period in 2022. The gain in 2023 and the expense in 2022 related primarily to divestitures during each respective period as discussed more specifically under “Acquisition, Divestiture and Closure Activity” herein.

Interest expense, net, decreased by $10 million to $207 million for the three months ended March 31, 2023, compared to $217 million for the same period in 2022 due primarily to financing activities in 2022.

There was no loss from early extinguishment of debt recognized during the three months ended March 31, 2023, compared to a loss from early extinguishment of debt of $5 million in the same period in 2022.

Equity in earnings of unconsolidated affiliates, as a percentage of net operating revenues, decreased to (0.1)% for the three months ended March 31, 2023 from (0.2)% for the three months ended March 31, 2022.

The net results of the above-mentioned changes resulted in income before income taxes decreasing $47 million to $6 million for the three months ended March 31, 2023 from $53 million for the three months ended March 31, 2022.

Our provision for income taxes for the three months ended March 31, 2023 and 2022 was $26 million and $23 million, respectively, and the effective tax rates were 433.3% and 43.4% for the three months ended March 31, 2023 and 2022, respectively. The increase in the provision for income taxes for the three months ended March 31, 2023, compared to the same period in 2022 was due to an increase in non-deductible interest for the three months ended March 31, 2023 compared to the same period in 2022. The difference in our effective tax rate for the year ended March 31, 2023, compared to the same period in 2022 was due to the aforementioned increase in the provision for income taxes and the decline in income before taxes.

Net loss, as a percentage of net operating revenues, was (0.6)% for the three months ended March 31, 2023, compared to net income of 1.0% for the same period in 2022.

Net income attributable to noncontrolling interests as a percentage of net operating revenues was 1.0% for both the three months ended March 31, 2023 and 2022.

Net loss attributable to Community Health Systems, Inc. stockholders was $(51) million for the three months ended March 31, 2023, compared to $(1) million for the same period in 2022.

Liquidity and Capital Resources

Net cash provided by operating activities decreased $96 million, from approximately $101 million for the three months ended March 31, 2022, to approximately $5 million for the three months ended March 31, 2023. Cash paid for interest was $197 million during the three months ended March 31, 2023, compared to $242 million for the same period in 2022. Cash paid for income taxes, net of refunds received, resulted in a net payment of less than $1 million and $2 million during the three months ended March 31, 2023 and 2022, respectively.

Net cash used in investing activities was approximately $19 million for the three months ended March 31, 2023, compared to approximately $121 million for the same period in 2022, a decrease of $102 million. Net cash used in investing activities during the three months ended March 31, 2023 was primarily impacted by an increase of $7 million in cash paid for acquisitions of facilities and other related businesses, an increase of $25 million in cash used for the purchase of property and equipment, an increase of $2 million in cash used to purchase other investments and an increase of $1 million in cash used to purchase investments in unconsolidated affiliates. These increased uses of cash were partially offset by an increase of $5 million in cash proceeds from the sale of property and equipment, an increase of $42 million in cash from the net impact of the purchases and sales of available-for-sale debt and equity securities and an increase of $90 million in cash proceeds from dispositions of hospitals and other ancillary operations.

Our net cash provided by financing activities was approximately $40 million for the three months ended March 31, 2023, compared to net cash used in financing activities of approximately $27 million for the same period in 2022, a change of $67 million. This was primarily due to the net effect of our debt borrowings and repayments during the three months ended March 31, 2023 compared to 2022.

Liquidity

Net working capital was approximately $982 million at March 31, 2023 and $896 million at December 31, 2022, respectively. Net working capital increased by approximately $86 million between December 31, 2022 and March 31, 2023. The increase is primarily due to the increase in cash and prepaid expenses and taxes and decreases in accounts payable and accrued liabilities for employee compensation during the three months ended March 31, 2023, partially offset by a decrease in prepaid income taxes and an increase in other accrued liabilities and current maturities of long-term debt.

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

Pursuant to the ABL Credit Agreement, the lenders have extended to CHS/Community Health Systems, Inc., or CHS, a revolving asset-based loan facility, or ABL Facility. The maximum aggregate amount under the ABL Facility is $1.0 billion, subject to borrowing base capacity. At March 31, 2023, we had outstanding borrowings of $125 million and approximately $792 million of additional borrowing capacity (after taking into consideration $83 million of outstanding letters of credit) under the ABL Facility. The issued letters of credit were primarily in support of potential insurance-related claims and certain bonds. Principal amounts outstanding under the ABL Facility, if any, will be due and payable in full on November 22, 2026.

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

As of March 31, 2023, approximately $39 million of our outstanding debt of approximately $11.7 billion is due within the next 12 months.

Net proceeds from divestitures, if any, are expected to be used for general corporate purposes (including potential debt repayments and/or debt repurchases) and capital expenditures.

As previously discussed, we may require an increased level of working capital if we experience extended billing and collection cycles resulting from ongoing negative economic conditions, which may impact service mix, revenue mix, payor mix and patient volumes, as well as our ability to collect outstanding receivables. A material increase in the amount or deterioration in the collectability of accounts receivable would adversely affect our cash flows and results of operations, requiring an increased level of working capital.

We believe that internally generated cash flows and current levels of availability for additional borrowing under the ABL Facility, as well as our continued access to the capital markets, will be sufficient to finance acquisitions, capital expenditures, working capital requirements, and any debt repurchases or other debt repayments we may elect to make or be required to make through the next 12 months and the foreseeable future thereafter. However, ongoing negative economic conditions (including inflationary conditions and elevated interest rate levels) have resulted in, and may continue to result in, significant disruptions of financial and capital markets, which could reduce our ability to access capital and negatively affect our liquidity in the future. Moreover, we do not expect to receive or recognize any significant level of payments or benefits under the CARES Act and other existing legislation in future periods.

We may elect from time to time to purchase our outstanding debt in open market purchases, privately negotiated transactions or otherwise. Any such debt repurchases will depend upon prevailing market conditions, our liquidity requirements, contractual restrictions, applicable securities law requirements and other factors.

There have been no material changes outside of the ordinary course of business to our upcoming cash obligations during the three months ended March 31, 2023, from those disclosed under “Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K filed with the SEC on February 17, 2023, or 2022 Form 10-K.

Capital Resources

Cash expenditures for purchases of facilities and other related businesses were approximately $8 million for the three months ended March 31, 2023, compared to $1 million for the same period in 2022. Our expenditures for the three months ended March 31, 2023 and 2022 were primarily related to physician practices, clinics, ambulatory surgery centers and other ancillary businesses.

Excluding the cost to construct replacement and de novo hospitals, our cash expenditures for routine capital for the three months ended March 31, 2023 totaled $118 million compared to $64 million in 2022. These capital expenditures related primarily to the purchase of additional equipment, minor renovations and information systems infrastructure. Costs to construct replacement hospitals totaled less than $1 million and $12 million for the three months ended March 31, 2023 and 2022, respectively. During the three months ended March 31, 2023 and 2022, we also had cash expenditures of $4 million and $21 million, respectively, that represent both planning and construction costs primarily for de novo hospitals.

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

Critical accounting policies are defined as those policies that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations of the registrant. We believe that our critical accounting policies are limited to those described below. The following information should be read in conjunction with our significant accounting policies included in Note 1 of the Notes to the Consolidated Financial Statements included under Part II, Item 8 of our 2022 Form 10-K.

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

Due to the complexities involved in these estimates, actual payments we receive could be different from the amounts we estimate and record. If the actual contractual reimbursement percentage under government programs and managed care contracts differed by 1% at March 31, 2023 from our estimated reimbursement percentage, net loss for the three months ended March 31, 2023 would have changed by approximately $95 million, and net accounts receivable at March 31, 2023 would have changed by $122 million. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues by an insignificant amount for the three-month periods ended March 31, 2023 and 2022.

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

Patient accounts receivable can be impacted by the effectiveness of our collection efforts and, as described in our significant accounting policies included in Note 1 of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 of this Form 10-Q, numerous factors may affect the net realizable value of accounts receivable. If the actual collection percentage differed by 1% at March 31, 2023 from our estimated collection percentage as a result of a change in expected recoveries, net loss for the three months ended March 31, 2023 would have changed by $38 million, and net accounts receivable at March 31, 2023 would have changed by $48 million. We also continually review our overall reserve adequacy by monitoring historical cash collections as a percentage of trailing net operating revenues, as well as by analyzing current period net operating revenues and admissions by payor classification, days revenue outstanding, the composition of self-pay receivables between pure self-pay patients and the patient responsibility portion of third-party insured receivables and the impact of recent acquisitions and dispositions.

Our policy is to write-off gross accounts receivable if the balance is under $10.00 or when such amounts are placed with outside collection agencies. We believe this policy accurately reflects our ongoing collection efforts and is consistent with industry practices. We had approximately $1.7 billion at both March 31, 2023 and December 31, 2022, being pursued by various outside collection agencies. We expect to collect less than 4%, net of estimated collection fees, of the amounts being pursued by outside collection agencies. As these amounts have been written-off, they are not included in our accounts receivable. Collections on amounts previously written-off are recognized as a recovery of net operating revenues when received. However, we take into consideration estimated collections of these future amounts written-off in determining the implicit price concessions used to measure the transaction price for the applicable portfolio of patient accounts receivable.

All of the following information is derived from our hospitals, excluding clinics, unless otherwise noted.

Patient accounts receivable from our hospitals represent approximately 99% of our total consolidated accounts receivable.

Days revenue outstanding, adjusted for the impact of receivables for state Medicaid supplemental payment programs and divested facilities, was 56 days at both March 31, 2023 and December 31, 2022.

Total gross accounts receivable (prior to allowance for contractual adjustments and implicit price concessions) was approximately $16.8 billion and $15.9 billion as of March 31, 2023 and December 31, 2022, respectively. The approximate percentage of total gross accounts receivable (prior to allowance for contractual adjustments and implicit price concessions) summarized by aging categories is as follows:

As of March 31, 2023:
	% of Gross Receivables
Payor	0 - 90 Days	90 - 180 Days	180 - 365 Days	Over 365 Days
Medicare	12%	—%	—%	—%
Medicare Managed Care	17%	3%	3%	1%
Medicaid	7%	1%	1%	1%
Managed Care and other third-party payors	18%	3%	2%	2%
Self-Pay	6%	5%	9%	9%

As of December 31, 2022:
	% of Gross Receivables
Payor	0 - 90 Days	90 - 180 Days	180 - 365 Days	Over 365 Days
Medicare	11%	1%	—%	—%
Medicare Managed Care	15%	3%	3%	1%
Medicaid	7%	1%	1%	1%
Managed Care and other third-party payors	18%	3%	3%	2%
Self-Pay	7%	6%	8%	9%

The approximate percentage of total gross accounts receivable (prior to allowances for contractual adjustments and implicit price concessions) summarized by payor is as follows:

	March 31,	December 31,
	2023	2022
Insured receivables	71.5%	69.5%
Self-pay receivables	28.5	30.5
Total	100.0%	100.0%

The combined total at our hospitals and clinics for the estimated implicit price concessions for self-pay accounts receivable and allowances for other self-pay discounts and contractuals, as a percentage of gross self-pay receivables, was approximately 91% at both March 31, 2023 and December 31, 2022. If the receivables that have been written-off, but where collections are still being pursued by outside collection agencies, were included in both the allowances and gross self-pay receivables specified above, the percentage of combined allowances to total self-pay receivables would have been 93% at both March 31, 2023 and December 31, 2022.

Goodwill

At March 31, 2023, we had approximately $4.1 billion of goodwill recorded, all of which resides at our hospital operations reporting unit. Goodwill represents the excess of the fair value of the consideration conveyed in an acquisition over the fair value of net assets acquired. Goodwill is evaluated for impairment annually and when an event occurs or circumstances change that, more likely than not, reduce the fair value of the reporting unit below its carrying value. We performed our last annual goodwill impairment evaluation during the fourth quarter of 2022 using the October 31, 2022 measurement date, which indicated no impairment.

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

The net present value of the projected payments was discounted using a weighted-average risk-free rate of approximately 3.8% at both March 31, 2023 and December 31, 2022. This liability is adjusted for new claims information in the period such information becomes known to us. Professional liability expense includes the losses resulting from professional liability claims and loss adjustment expense, as well as excess insurance premiums, and is presented within other operating expenses in the accompanying condensed consolidated statements of loss.

Our processes for obtaining and analyzing claims and incident data are standardized across all of our businesses and have been consistent for many years. We monitor the outcomes of the medical care services that we provide and for each reported claim, we obtain various information concerning the facts and circumstances related to that claim. In addition, we routinely monitor current key statistics and volume indicators in our assessment of utilizing historical trends. The average lag period between claim occurrence and payment of a final settlement is between three and four years, although the facts and circumstances of individual claims could result in the timing of such payments being different from this average. Since claims are paid promptly after settlement with the claimant is reached, settled claims represent approximately less than 1% of the total liability at the end of any period.

For purposes of estimating our individual claim accruals, we utilize specific claim information, including the nature of the claim, the expected claim amount, the year in which the claim occurred and the laws of the jurisdiction in which the claim occurred. Once the case accruals for known claims are determined, information is stratified by loss layers and retentions, accident years, reported years and geography. Several actuarial methods are used against this data to produce estimates of ultimate paid losses and reserves for incurred but not reported claims. Each of these methods uses our company-specific historical claims data and other information. Company-specific data includes information regarding our business, including historical paid losses and loss adjustment expenses, historical and current case loss reserves, actual and projected hospital statistical data, a variety of hospital census information, employed physician information, professional liability retentions for each policy year, geographic information and other data. Significant assumptions are made on the basis of the aforementioned information in estimating reserves for incurred but not reported claims. A 1% change in assumptions for either severity or frequency as of March 31, 2023 would have increased or decreased the reserve between $5 million to $15 million.

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

There were no significant changes in our estimate of the reserve for professional liability claims during the three months ended March 31, 2023.

Income Taxes

We must make estimates in recording provision for income taxes, including determination of deferred tax assets and deferred tax liabilities and any valuation allowances that might be required against the deferred tax assets. We believe that future income will enable us to realize certain deferred tax assets, subject to the valuation allowance we have established.

The total amount of unrecognized benefit that would impact the effective tax rate, if recognized, was $11 million at March 31, 2023. A total of less than $1 million of interest and penalties is included in the amount of liability for uncertain tax positions at March 31, 2023. It is our policy to recognize interest and penalties related to unrecognized benefits in our condensed consolidated statements of loss as income tax expense.

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “thinks,” and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. A number of factors could affect the future results of the Company or the healthcare industry generally and could cause the Company’s expected results to differ materially from those expressed in this Form 10-Q. These factors include, among other things:

•

general economic and business conditions, both nationally and in the regions in which we operate, including the current negative macroeconomic conditions, ongoing inflationary pressures that have significantly increased and may continue to significantly increase our expenses, the current high interest rate environment, ongoing challenging labor market conditions and labor shortages, and supply chain shortages and disruptions, including the current and/or potential future adverse impact of such economic conditions and other factors on our net operating revenues (including our service mix, revenue mix, payor mix and/or patient volumes) and our ability to collect outstanding receivables, as well as the potential impact on us of financial and capital market instability and/or disruptions to the banking system due to bank failures and other factors, including any potential impact on our ability to access and or obtain the return of cash and cash equivalents, and/or our ability to access credit, liquidity and capital market sources on acceptable terms or at all;

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
•

any security breaches, cyber-attacks, loss of data, other cybersecurity threats or incidents, and any actual or perceived failures to comply with legal requirements governing the privacy and security of health information or other regulated, sensitive or confidential information, or legal requirements regarding data privacy or data protection, and the impact of the security breach announced by us on February 13, 2023, including legal, reputational, and financial risks associated with this security breach, existing and/or any future litigation associated with this security breach, any potential regulatory inquiries to which we may become subject in connection with this security breach, and the extent of remediation and other additional costs that may be incurred by us in connection with this security breach;

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
•

developments related to COVID-19, including, without limitation, related to the length and severity of the pandemic and the spread of potentially more contagious and/or virulent forms of the virus, including variants of the virus for which currently available vaccines, treatments and tests may not be effective or authorized;

•	any failure to comply with our obligations under license or technology agreements;
•	challenging economic conditions in non-urban communities in which we operate;
•	the concentration of our revenue in a small number of states;
•	our ability to realize anticipated cost savings and other benefits from our current strategic and operational cost savings initiatives;
•	any changes in or interpretations of income tax laws and regulations; and
•	the risk factors set forth in our 2022 Form 10-K and our other public filings with the SEC.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

During the three months ended March 31, 2023, there have been no material changes in the quantitative and qualitative disclosures set forth in Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our 2022 Form 10-K.

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

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2023 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we receive inquiries or subpoenas from state regulators, state Medicaid Fraud Control units, fiscal intermediaries, CMS, the U.S. Department of Justice and other government entities regarding various Medicare and Medicaid issues. In addition to the matters discussed below, we are currently responding to subpoenas and administrative demands concerning (a) certain emergency care services provided at one of our Texas hospitals; (b) billing for certain behavioral health services performed at one of our Arkansas hospitals; and (c) billing for certain therapeutic drugs at a physician practice affiliated with one of our Pennsylvania hospitals. In addition, we are subject to other claims and lawsuits arising in the ordinary course of our business including lawsuits and claims related to billing and collection practices at our hospitals. Based on current knowledge, management does not believe that loss contingencies arising from pending legal, regulatory and governmental matters, including the matters described herein, will have a material adverse effect on the consolidated financial position or liquidity of the Company. However, in light of the inherent uncertainties involved in pending legal, regulatory and governmental matters, some of which are beyond our control, and the very large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to our results of operations or cash flows for any particular reporting period. Settlements of suits involving Medicare and Medicaid issues routinely require both monetary payments as well as corporate integrity agreements. Additionally, qui tam or “whistleblower” actions initiated under the FCA may be pending but placed under seal by the court to comply with the FCA’s requirements for filing such suits. In September 2014, the Criminal Division of the U.S. Department of Justice announced that all qui tam cases will be shared with their Division to determine if a parallel criminal investigation should be opened. The Criminal Division has also frequently stated an intention to pursue corporations in criminal prosecutions, including in its most recent Memorandum dated September 15, 2022. From time to time, we detect issues of non-compliance with Federal healthcare laws pertaining to claims submission and reimbursement practices and/or financial relationships with physicians. We avail ourselves of various mechanisms to address potential overpayments arising out of these issues, including repayment of claims, rebilling of claims, and participation in voluntary disclosure protocols offered by CMS and the Office of Inspector General. Participating in voluntary repayments and voluntary disclosure protocols can have the potential for significant settlement obligations or even enforcement action.

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

Shareholder Litigation

Caleb Padilla, individually and on behalf of all others similarly situated v Community Health Systems, Inc., Wayne T. Smith, Larry Cash, and Thomas J. Aaron. This purported federal securities class action was filed in the United States District Court for the Middle District of Tennessee on May 30, 2019. It seeks class certification on behalf of purchasers of our common stock between February 20, 2017 and February 27, 2018 and alleges misleading statements resulted in artificially inflated prices for our common stock. On November 20, 2019, the District Court appointed Arun Bhattacharya and Michael Gaviria as lead plaintiffs in the case. The lead plaintiffs filed a consolidated class complaint on January 21, 2020. The Company filed a motion to dismiss the consolidated class complaint on March 23, 2020, and the District Court denied that motion on August 17, 2022. We have reached a tentative settlement of this matter, which is subject to the Court’s approval. The hearing to determine the Court’s preliminary approval of the settlement has not yet been set.

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

Qui Tam Litigation

U.S. ex rel Larry Bomar v. Bayfront HMA Medical Center, LLC, et al – On September 14, 2017, our former hospital in St. Petersburg, Florida received a civil investigative demand, or CID, from the United States Department of Justice for information concerning its historic participation in the Florida Low Income Pool Program. The Low Income Pool Program, or LIP, is a funding pool to support healthcare providers that provide uncompensated care to Florida residents who are uninsured or underinsured. The CID sought documentation related to agreements between the hospital and Pinellas County. On June 13, 2019, an additional ten of our affiliated hospitals in Florida received CIDs related to the same subject matter, along with two CIDs addressed to our affiliated management company and the Parent Company. We cooperated fully with the investigation. On September 15, 2021, the United States District Court for the Middle District of Florida ordered the unsealing of this qui tam complaint, which contains allegations related to the information sought in the September 14, 2017 CID. Specifically, the relator claims our former hospital in St. Petersburg – Bayfront Medical Center St. Petersburg – along with other, unaffiliated hospitals violated the False Claims Act by allegedly making certain contributions to a non-profit entity for the purpose of receiving supplemental Medicaid funding. The United States has declined to intervene in the case. We filed a motion to dismiss on November 23, 2021, which the District Court granted without prejudice on January 24, 2023. The relator filed a First Amended Complaint on February 14, 2023, our response to which was filed on February 28, 2023. That motion is pending. We believe this matter is without merit and are vigorously defending this case.

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

Daniel H. Golden, as Litigation Trustee of the QHC Litigation Trust, and Wilmington Savings Fund Society, FSB, solely in its capacity as indenture trustee v Community Health Systems, Inc., et al. A complaint in this case was filed on October 25, 2021 in the United States Bankruptcy Court for the District of Delaware against various persons, including the Company, certain subsidiaries of the Company, certain former executive officers of the Company and Credit Suisse Securities (USA) LLC. Plaintiff Daniel H. Golden is the litigation trustee for a litigation trust which was formed under the plan of reorganization of Quorum Health Corporation, or QHC, and certain affiliated entities confirmed by order of the United States Bankruptcy Court for the District of Delaware wherein QHC and certain affiliated entities contributed various causes of action to such litigation trust. Plaintiff Wilmington Savings Fund Society is the indenture trustee for certain notes issued by QHC. The complaint seeks damages and other forms of recovery arising out of certain alleged actions taken by the Company and the other defendants in connection with the spin-off of QHC which was completed on April 29, 2016, and includes claims for unjust enrichment and for avoidance of certain transactions and payments by QHC to the Company connected with the spin-off, including the $1.21 billion special dividend paid by QHC to the Company as part of the spin-off transactions. We filed a motion to dismiss on January 14, 2022, and oral argument on that motion was heard on July 21, 2022. On March 16, 2023, the District Court granted in part and denied in part our motion to dismiss. We believe these claims are without merit and will vigorously defend this case.

Cybersecurity Event

As previously disclosed on a Current Report on Form 8-K filed by us on February 13, 2023, Fortra, LLC, a third-party vendor that provides a secure file transfer software platform utilized by our subsidiaries experienced a security breach whereby Protected Health Information (“PHI”) (as defined by HIPAA) and Personal Information (“PI”) of certain patients of our healthcare facilities and certain facilities for which we performed services were exposed to Fortra’s attacker. Upon receiving notification of the security breach, we promptly launched an investigation, which has now been completed. This security breach has had no impact on any of our information systems, and we have not experienced a material interruption of business, including the delivery of patient care. With regard to the PHI and PI compromised by the Fortra breach, we currently estimate that approximately one million individuals may have been affected by this attack. We have provided notice to substantially all of the individuals affected by this attack, and have offered such individuals two years of credit monitoring and protection. We have provided notice of the breach to the Office for Civil Rights, and we are in the process of providing required notices to various State Attorneys General. During the three months ended March 31, 2023, we incurred, and we may continue to incur in the future, expenses and losses related to this incident, some of which may not be covered by our cyber/privacy liability insurance policies. While we are continuing to measure the impact of this security breach, including certain remediation expenses, existing litigation (as noted below) and/or possible future litigation that may be filed against us in connection with this event and other potential liabilities, this incident has not had, and we do not currently believe this incident will have, a material adverse effect on our business, operations, or financial results.

We are currently party to two practically identical lawsuits, Kuffrey v. Community Health Systems, Inc. and CHSPSC, LLC and Martin v Community Health Systems, Inc. and CHSPSC, LLC, both filed in the United States District Court for the Middle District of Tennessee, in which the plaintiffs seek to represent a purported class of individuals who are alleged victims of the Fortra breach.

Item 1A.  Risk Factors

There have been no material changes with regard to the risk factors previously disclosed in the 2022 Form 10-K.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds

The following table contains information about our purchases of common stock during the three months ended March 31, 2023.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (b)
January 1, 2023 -
January 31, 2023	11,865	$4.53	—	—
February 1, 2023 -
February 28, 2023	791	5.62	—	—
March 1, 2023 -
March 31, 2023	686,544	6.15	—	—
Total	699,200	$6.12	—	—

(a)	699,200 shares were withheld to satisfy the payment of tax obligations related to the vesting of restricted stock awards.
(b)	We had no publicly announced repurchase programs for shares of our common stock during the three months ended March 31, 2023.

The ABL Facility and the indentures governing each series of our outstanding notes restrict our subsidiaries from, among other matters, paying dividends and making distributions to us, which thereby limits our ability to pay dividends and/or repurchase stock. As of March 31, 2023, under the most restrictive test in these agreements (and subject to certain exceptions), we have approximately $300 million of capacity to pay permitted dividends and/or repurchase shares of stock or make other restricted payments.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

No.		Description
2.1

Asset Purchase Agreement, dated as of February 28, 2023, by and between CHS/Community Health Systems, Inc. and Novant Health, Inc. (incorporated by reference to Exhibit 2.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed February 28, 2023 (No. 001-15925))

2.2

Asset Purchase Agreement, as amended, dated as of December 30, 2022, by and between CHS/Community Health Systems, Inc., CAMC Plateau Medical Center, Inc. and Vandalia Health, Inc. (incorporated by reference to Exhibit 2.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed April 3, 2023 (No. 001-15925))

10.1	†*	Form of Performance Based Restricted Stock Award Agreement (Senior Officers) for Community Health Systems, Inc. 2009 Stock Option and Award Plan (for awards granted on or after March 1, 2023)
10.2	†*	Community Health Systems Supplemental Executive Benefits, dated December 31, 2008, as amended and restated February 15, 2023
10.3	†*	Community Health Systems, Inc. 2019 Employee Performance Incentive Plan, as amended and restated February 15, 2023
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	*

The following financial information from our quarterly report on Form 10-Q for the quarter ended March 31, 2023 and 2022, filed the SEC on May 2, 2023, formatted in Inline Extensible Business Reporting Language: (i) the condensed consolidated statements of loss for the three months ended March 31, 2023 and 2022, (ii) the condensed consolidated statements of comprehensive loss for the three months ended March 31, 2023 and 2022, (iii) the condensed consolidated balance sheets at March 31, 2023 and December 31, 2022, (iv) the condensed consolidated statements of cash flows for the three months ended March 31, 2023 and 2022, and (v) the notes to the condensed consolidated financial statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

Date:  May 2, 2023