Form 10-Q
period 2023-06-30
COMMUNITY HEALTH SYSTEMS INC
filed 2023-08-03
CIK 1108109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023 ☐

or

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

As of July 28, 2023, there were outstanding 136,793,701 shares of the Registrant’s Common Stock, $0.01 par value.

Community Health Systems, Inc.

Form 10-Q

For the Three and Six Months Ended June 30, 2023

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF LOSS

(In millions, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net operating revenues	$3,115	$2,934	$6,223	$6,044
Operating costs and expenses:
Salaries and benefits	1,338	1,295	2,703	2,620
Supplies	504	487	1,011	985
Other operating expenses	836	830	1,671	1,683
Lease cost and rent	80	78	161	155
Pandemic relief funds	—	(8)	—	(55)
Depreciation and amortization	124	133	255	261
Impairment and (gain) loss on sale of businesses, net	(13)	—	(35)	6
Total operating costs and expenses	2,869	2,815	5,766	5,655
Income from operations	246	119	457	389
Interest expense, net	207	218	414	435
Loss from early extinguishment of debt	—	—	—	5
Equity in earnings of unconsolidated affiliates	(1)	(1)	(4)	(6)
Income (loss) before income taxes	40	(98)	47	(45)
Provision for income taxes	38	200	65	223
Net income (loss)	2	(298)	(18)	(268)
Less: Net income attributable to noncontrolling interests	40	28	71	59
Net loss attributable to Community Health Systems, Inc. stockholders	$(38)	$(326)	$(89)	$(327)
Loss per share attributable to Community Health Systems, Inc. stockholders:
Basic	$(0.29)	$(2.52)	$(0.68)	$(2.54)
Diluted	$(0.29)	$(2.52)	$(0.68)	$(2.54)
Weighted-average number of shares outstanding:
Basic	130,659,672	129,095,571	130,176,976	128,460,419
Diluted	130,659,672	129,095,571	130,176,976	128,460,419

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In millions)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income (loss)	$2	$(298)	$(18)	$(268)
Other comprehensive (loss) income, net of income taxes:
Net change in fair value of available-for-sale debt securities, net of tax	(1)	(6)	2	(14)
Other comprehensive (loss) income	(1)	(6)	2	(14)
Comprehensive income (loss)	1	(304)	(16)	(282)
Less: Comprehensive income attributable to noncontrolling interests	40	28	71	59
Comprehensive loss attributable to Community Health Systems, Inc. stockholders	$(39)	$(332)	$(87)	$(341)

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$118	$118
Patient accounts receivable	2,043	2,040
Supplies	333	353
Prepaid income taxes	100	99
Prepaid expenses and taxes	259	237
Other current assets	339	235
Total current assets	3,192	3,082
Property and equipment	9,527	9,639
Less accumulated depreciation and amortization	(4,277)	(4,274)
Property and equipment, net	5,250	5,365
Goodwill	4,054	4,166
Deferred income taxes	49	49
Other assets, net	2,103	2,007
Total assets	$14,648	$14,669
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$30	$21
Current operating lease liabilities	134	148
Accounts payable	736	773
Accrued liabilities:
Employee compensation	560	637
Accrued interest	189	189
Other	427	418
Total current liabilities	2,076	2,186
Long-term debt	11,728	11,614
Deferred income taxes	362	354
Long-term operating lease liabilities	580	605
Other long-term liabilities	722	644
Total liabilities	15,468	15,403
Redeemable noncontrolling interests in equity of consolidated subsidiaries	583	541
STOCKHOLDERS’ DEFICIT
Community Health Systems, Inc. stockholders’ deficit:
Preferred stock, $.01 par value per share, 100,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value per share, 300,000,000 shares authorized; 136,802,806 shares issued and outstanding at June 30, 2023, and 134,703,717 shares issued and outstanding at December 31, 2022	1	1
Additional paid-in capital	2,049	2,084
Accumulated other comprehensive loss	(19)	(21)
Accumulated deficit	(3,520)	(3,431)
Total Community Health Systems, Inc. stockholders’ deficit	(1,489)	(1,367)
Noncontrolling interests in equity of consolidated subsidiaries	86	92
Total stockholders’ deficit	(1,403)	(1,275)
Total liabilities and stockholders’ deficit	$14,648	$14,669

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(18)	$(268)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	255	261
Deferred income taxes	29	221
Stock-based compensation expense	10	8
Impairment and (gain) loss on sale of businesses, net	(35)	6
Loss from early extinguishment of debt	—	5
Other non-cash expenses, net	88	95
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Patient accounts receivable	(2)	61
Supplies, prepaid expenses and other current assets	(73)	(72)
Accounts payable, accrued liabilities and income taxes	(130)	(63)
Other	(33)	(100)
Net cash provided by operating activities	91	154
Cash flows from investing activities:
Acquisitions of facilities and other related businesses	(15)	(4)
Purchases of property and equipment	(227)	(191)
Proceeds from disposition of hospitals and other ancillary operations	111	3
Proceeds from sale of property and equipment	24	7
Purchases of available-for-sale debt securities and equity securities	(99)	(55)
Proceeds from sales of available-for-sale debt securities and equity securities	137	41
Purchases of investments in unconsolidated affiliates	(7)	(8)
Increase in other investments	(29)	(30)
Net cash used in investing activities	(105)	(237)
Cash flows from financing activities:
Repurchase of restricted stock shares for payroll tax withholding requirements	(4)	(8)
Deferred financing costs and other debt-related costs	—	(73)
Proceeds from noncontrolling investors in joint ventures	3	1
Redemption of noncontrolling investments in joint ventures	(1)	(1)
Distributions to noncontrolling investors in joint ventures	(83)	(73)
Other borrowings	29	34
Issuance of long-term debt	—	1,535
Proceeds from ABL Facility	1,527	—
Repayments of long-term indebtedness	(1,457)	(1,493)
Net cash provided by (used in) financing activities	14	(78)
Net change in cash and cash equivalents	—	(161)
Cash and cash equivalents at beginning of period	118	507
Cash and cash equivalents at end of period	$118	$346
Supplemental disclosure of cash flow information:
Interest payments	$(385)	$(410)
Income tax payments, net	$(37)	$(6)

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The unaudited condensed consolidated financial statements of Community Health Systems, Inc. (the “Parent” or “Parent Company”) and its subsidiaries (the “Company”) as of June 30, 2023 and December 31, 2022 and for the three-month and six-month periods ended June 30, 2023 and 2022, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. All intercompany transactions and balances have been eliminated. The results of operations for the three and six months ended June 30, 2023, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2023. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates under different assumptions or conditions.

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

Substantially all of the Company’s operating costs and expenses are “cost of revenue” items. Operating costs that could be classified as general and administrative by the Company include the Company’s corporate office costs at its Franklin, Tennessee office, which were $65 million and $57 million for the three months ended June 30, 2023 and 2022, respectively, and $126 million and $120 million for the six months ended June 30, 2023 and 2022, respectively.

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

Revenue Recognition.

Net Operating Revenues

Net operating revenues are recorded at the transaction price estimated by the Company to reflect the total consideration due from patients and third-party payors in exchange for providing goods and services in patient care. These services are considered to be a single performance obligation and have a duration of less than one year. Revenues are recorded as these goods and services are provided. The transaction price, which involves significant estimates, is determined based on the Company’s standard charges for the goods and services provided, with a reduction recorded for price concessions related to third party contractual arrangements as well as patient discounts and other patient price concessions. During each of the three and six-month periods ended June 30, 2023 and 2022, the impact of changes to the inputs used to determine the transaction price was considered immaterial.

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

The Company’s net operating revenues during the three and six months ended June 30, 2023 and 2022 have been presented in the following table based on an allocation of the estimated transaction price with the patient between the primary patient classification of insurance coverage (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Medicare	$628	$616	$1,276	$1,285
Medicare Managed Care	522	479	1,065	992
Medicaid	449	445	872	912
Managed Care and other third-party payors	1,492	1,383	2,962	2,802
Self-pay	24	11	48	53
Total	$3,115	$2,934	$6,223	$6,044

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

Final settlements for some payors and programs are subject to adjustment based on administrative review and audit by third parties. As a result of these final settlements, the Company has recorded amounts due to third-party payors of $111 million and $101 million as of June 30, 2023 and December 31, 2022, respectively, and these amounts are included in accrued liabilities-other in the accompanying condensed consolidated balance sheets. Amounts due from third-party payors were $124 million and $97 million as of June 30, 2023 and December 31, 2022, respectively, and are included in other current assets in the accompanying condensed consolidated balance sheets. Substantially all Medicare and Medicaid cost reports are final settled through 2018.

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

These charity care services are estimated to be $320 million and $409 million for the three months ended June 30, 2023 and 2022, respectively, and $646 million and $772 million for the six months ended June 30, 2023 and 2022, respectively, representing the value (at the Company’s standard charges) of these charity care services that are excluded from net operating revenues. The estimated cost incurred by the Company to provide these charity care services to patients who are unable to pay was approximately $34 million and $47 million during the three months ended June 30, 2023 and 2022, respectively, and $72 million and $88 million for the six months ended June 30, 2023 and 2022, respectively. The estimated cost of these charity care services was determined using a ratio of cost to gross charges and applying that ratio to the gross charges associated with providing care to charity patients for the period.

Accounting for the Impairment or Disposal of Long-Lived Assets. During the six months ended June 30, 2023, the Company recorded a net gain of approximately $35 million, comprised of a gain of $62 million related to the sale of two hospitals, offset by (i) an approximate $22 million impairment charge recorded to reduce the carrying value of a hospital that was deemed held-for-sale based on the difference between the carrying value of the hospital disposal group compared to the estimated fair value less costs to sell, and (ii) an approximate $5 million impairment charge recorded to reduce the carrying value of several assets that were idled, disposed of or held-for-sale. During the six months ended June 30, 2023, approximately $130 million of goodwill was allocated from the hospital operations reporting unit based on a calculation of each disposal group's relative fair value compared to the total reporting unit.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

2. ACCOUNTING FOR STOCK-BASED COMPENSATION

Stock-based compensation awards have been granted under the Community Health Systems, Inc. Amended and Restated 2009 Stock Option and Award Plan, which was most recently amended and restated as of March 22, 2023 and most recently approved by the Company’s stockholders at the annual meeting of stockholders held on May 9, 2023 (the “2009 Plan”).

The 2009 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code (“IRC”) and for the grant of stock options which do not so qualify, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance-based shares or units and other share awards. Persons eligible to receive grants under the 2009 Plan include the Company’s directors, officers, employees and consultants. To date, all options granted under the 2009 Plan have been “nonqualified” stock options for tax purposes. Generally, these options vest in one-third increments on each of the first three anniversaries of the option grant date and expire on the tenth anniversary of the option grant date. The exercise price of all options granted under the 2009 Plan is equal to the fair value of the Company’s common stock on the option grant date. As of June 30, 2023, 9,004,309 shares of unissued common stock were reserved for future grants under the 2009 Plan.

The following table reflects the impact of total compensation expense related to stock-based equity plans on the reported operating results for the respective periods (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Effect on income (loss) before income taxes	$(4)	$(3)	$(10)	$(8)
Effect on net income (loss)	$(3)	$(2)	$(8)	$(7)

At June 30, 2023, $40 million of unrecognized stock-based compensation expense related to outstanding unvested stock options, restricted stock and restricted stock units (the terms of which are summarized below) was expected to be recognized over a weighted-average period of 24 months. Of that amount, $7 million relates to outstanding unvested stock options expected to be recognized over a weighted-average period of 24 months and $33 million relates to outstanding unvested restricted stock and restricted stock units expected to be recognized over a weighted-average period of 24 months. There were no modifications to awards during the six months ended June 30, 2023 and 2022.

The fair value of stock options was estimated using the Black Scholes option pricing model with the following assumptions and weighted-average fair values during the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Expected volatility	N/A	N/A	87.3%	84.3% - 87.5%
Expected dividends	N/A	N/A	—	—
Expected term	N/A	N/A	6 years	3 - 6 years
Risk-free interest rate	N/A	N/A	4.2%	1.5% - 1.6%

In determining the expected term, the Company examined concentrations of option holdings and historical patterns of option exercises and forfeitures, as well as forward-looking factors, in an effort to determine if there were any discernible employee populations. From this analysis, in determining the expected term for the six months ended June 30, 2023, the Company identified one population, consisting of persons receiving grants of stock options. Additionally, in determining the expected term for the six months ended June 30, 2022, two populations were identified, one consisting of certain senior executives who have since retired, and the other consisting of substantially all other recipients.

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

Options outstanding and exercisable under the 2009 Plan as of June 30, 2023, and changes during each of the three-month periods following December 31, 2022, was as follows (in millions, except share and per share data):

			Weighted-	Aggregate
		Weighted-	Average	Intrinsic
		Average	Remaining	Value as of
		Exercise	Contractual	June 30,
	Shares	Price	Term	2023
Outstanding at December 31, 2022	2,831,751	$7.32
Granted	814,000	6.15
Exercised	(8,334)	4.97
Forfeited and cancelled	—	—
Outstanding at March 31, 2023	3,637,417	7.06
Granted	—	—
Exercised	(6,667)	4.93
Forfeited and cancelled	—	—
Outstanding at June 30, 2023	3,630,750	$7.07	7.8 years	$—
Exercisable at June 30, 2023	2,071,994	$6.46	6.9 years	$—

No stock options were granted during the three months ended June 30, 2023 and 2022. The weighted-average grant date fair value of stock options granted during the six months ended June 30, 2023 and 2022 was $4.61 and $7.25, respectively. The aggregate intrinsic value (calculated as the number of in-the-money stock options multiplied by the difference between the Company’s closing stock price on the last trading day of the reporting period ($4.40) and the exercise price of the respective stock options) in the table above represents the amount that would have been received by the option holders had all option holders exercised their options on June 30, 2023. This amount changes based on the market value of the Company’s common stock. The aggregate intrinsic value of options exercised was less than $1 million during the three months ended June 30, 2023 and both of the six months ended June 30, 2023 and 2022. No options were exercised during the three months ended June 30, 2022. The aggregate intrinsic value of options vested and expected to vest approximates that of the outstanding options.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

Restricted stock outstanding under the 2009 Plan as of June 30, 2023, and changes during each of the three-month periods following December 31, 2022, was as follows:

		Weighted-
		Average Grant
	Shares	Date Fair Value
Unvested at December 31, 2022	5,541,065	$8.53
Granted	2,651,000	6.14
Vested	(2,076,569)	6.77
Forfeited	(10,001)	9.31
Unvested at March 31, 2023	6,105,495	8.09
Granted	59,000	3.34
Vested	(56,668)	8.79
Forfeited	(12,001)	9.32
Unvested at June 30, 2023	6,095,826	8.03

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

RSUs outstanding under the 2009 Plan as of June 30, 2023, and changes during each of the three-month periods following December 31, 2022, was as follows:

		Weighted-
		Average Grant
	Shares	Date Fair Value
Unvested at December 31, 2022	512,360	$7.54
Granted	365,037	6.15
Vested	(95,577)	7.92
Forfeited	—	—
Unvested at March 31, 2023	781,820	6.84
Granted	—	—
Vested	(5,894)	5.00
Forfeited	—	—
Unvested at June 30, 2023	775,926	6.86

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

During the six months ended June 30, 2023, one or more subsidiaries of the Company paid approximately $15 million to acquire the operating assets and related businesses of certain physician practices, clinics, ambulatory surgery centers and other ancillary businesses that operate within the communities served by the Company’s affiliated hospitals. In connection with these acquisitions, the Company allocated the purchase price to property and equipment, working capital, noncontrolling interests and goodwill.

Divestitures

The following table provides a summary of hospitals that the Company divested during the six months ended June 30, 2023 and the year ended December 31, 2022:

			Licensed
Hospital	Buyer	City, State	Beds	Effective Date
2023 Divestitures:
Greenbrier Valley Medical Center	Vandalia Health, Inc.	Ronceverte, WV	122	January 1, 2023
Plateau Medical Center	Vandalia Health, Inc.	Oak Hill, WV	25	April 1, 2023

2022 Divestiture:
AllianceHealth Seminole	SSM HealthCare of Oklahoma, Inc.	Seminole, OK	32	July 1, 2022

On February 28, 2023, the Company entered into a definitive agreement for the sale of substantially all of the assets of Lake Norman Regional Medical Center (123 licensed beds) in Mooresville, North Carolina, and Davis Regional Medical Center (144 licensed beds) in Statesville, North Carolina, to Novant Health, Inc. These hospitals were classified as held-for-sale as of June 30, 2023.

On March 2, 2023, the Company entered into a contribution and membership purchase agreement for the sale of a majority interest in Lutheran Rehabilitation Hospital (36 licensed beds) in Fort Wayne, Indiana, to Select Medical Corporation. This hospital was classified as held-for-sale as of June 30, 2023.

On April 3, 2023, the Company entered into a definitive agreement for the sale of substantially all of the assets of Medical Center of South Arkansas (166 licensed beds) in El Dorado, Arkansas to affiliates of SARH Holdings, Inc. This disposition was completed on July 1, 2023, as further described in Note 13.

The following table discloses amounts included in the condensed consolidated balance sheets for the hospitals classified as held-for-sale as of June 30, 2023 and December 31, 2022 (in millions). Other assets, net, primarily includes the net property and equipment and goodwill for the hospitals held-for-sale. No divestitures or potential divestitures meet the criteria for reporting as a discontinued operation as of June 30, 2023 or December 31, 2022.

	June 30, 2023	December 31, 2022
Other current assets	$11	$6
Other assets, net	262	132
Accrued liabilities	(21)	(4)

4. GOODWILL

The changes in the carrying amount of goodwill for the six months ended June 30, 2023 are as follows (in millions):

Balance, as of December 31, 2022
Goodwill	$6,980
Accumulated impairment losses	(2,814)
4,166
Goodwill acquired as part of acquisitions during current year	18
Goodwill allocated to hospitals divested or held-for-sale	(130)
Balance, as of June 30, 2023
Goodwill	6,868
Accumulated impairment losses	(2,814)
$4,054

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

5. INCOME TAXES

The total amount of unrecognized benefit that would affect the effective tax rate, if recognized, was $21 million at June 30, 2023. A total of $1 million of interest and penalties is included in the amount of the liability for uncertain tax positions at June 30, 2023. It is the Company’s policy to recognize interest and penalties related to unrecognized benefits in its condensed consolidated statements of loss as income tax expense.

It is possible the amount of unrecognized tax benefit could change in the next 12 months as a result of a lapse of the statute of limitations and settlements with taxing authorities; however, the Company does not anticipate the change will have a material impact on the Company’s condensed consolidated results of operations or financial position.

The Company’s income tax return for the 2014, 2015 and 2018 tax years remain under examination by the Internal Revenue Service. The Company believes the result of this examination will not be material to its consolidated results of operations or consolidated financial position. The Company has extended the federal statute of limitations through June 30, 2024 for Community Health Systems, Inc. for the tax period ended December 31, 2018.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

The Company’s provision for income taxes was $38 million and $200 million for the three months ended June 30, 2023 and 2022, respectively, and $65 million and $223 million for the six months ended June 30, 2023 and 2022, respectively. The Company’s effective tax rates were 95.0% and (204.1)% for the three months ended June 30, 2023 and 2022, respectively, and 138.3% and (495.6)% for the six months ended June 30, 2023 and 2022, respectively. The decrease in the provision for income taxes for the three and six months ended June 30, 2023, compared to the same period in 2022 was primarily due to a decrease in non-deductible interest for 2023 compared to 2022. The difference in the Company’s effective tax rate for the three and six months ended June 30, 2023, compared to the same period in 2022 is due to the aforementioned decrease in the provision for income taxes and the increase in income before taxes.

Cash paid for income taxes, net of refunds received, resulted in a net payment of $37 million and approximately $4 million during the three months ended June 30, 2023 and 2022, respectively, and $37 million and $6 million during the six months ended June 30, 2023 and 2022, respectively.

6. LONG-TERM DEBT

Long-term debt, net of unamortized debt issuance costs and discounts or premiums, consists of the following (in millions):

	June 30,	December 31,
	2023	2022
8% Senior Secured Notes due 2026	$2,101	$2,101
8% Senior Secured Notes due 2027	700	700
5⅝% Senior Secured Notes due 2027	1,900	1,900
6⅞% Senior Notes due 2028	756	756
6% Senior Secured Notes due 2029	900	900
5¼% Senior Secured Notes due 2030	1,535	1,535
4¾% Senior Secured Notes due 2031	1,058	1,058
6⅞% Junior-Priority Secured Notes due 2029	1,386	1,386
6⅛% Junior-Priority Secured Notes due 2030	1,232	1,232
ABL Facility	150	53
Finance lease and financing obligations	372	380
Other	42	36
Less: Unamortized deferred debt issuance costs and note premium	(374)	(402)
Total debt	11,758	11,635
Less: Current maturities	(30)	(21)
Total long-term debt	$11,728	$11,614

Pursuant to the asset-based loan (ABL) credit agreement, the lenders have extended to CHS/Community Health Systems, Inc. (“CHS”) a revolving asset-based loan facility (the “ABL Facility”). The maximum aggregate principal amount under the ABL Facility is $1.0 billion, subject to borrowing base capacity. At June 30, 2023, the Company had outstanding borrowings of $150 million and approximately $764 million of additional borrowing capacity (after taking into consideration the $85 million of outstanding letters of credit) under the ABL Facility. The issued letters of credit were primarily in support of potential insurance-related claims and certain bonds.

The ABL Facility contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the Company’s ability, subject to certain exceptions, to, among other things (1) declare dividends, make distributions or redeem or repurchase capital stock, (2) prepay, redeem or repurchase other debt, (3) incur liens or grant negative pledges, (4) make loans and investments and enter into acquisitions and joint ventures, (5) incur additional indebtedness or provide certain guarantees, (6) engage in mergers, acquisitions and asset sales, (7) conduct transactions with affiliates, (8) alter the nature of the Company’s, CHS’ or the guarantors’ businesses, (9) grant certain guarantees with respect to physician practices, (10) engage in sale and leaseback transactions or (11) change the Company’s fiscal year. The Company is also required to comply with a consolidated fixed coverage ratio, upon certain triggering events described below, and various affirmative covenants. The consolidated fixed charge coverage ratio is calculated as the ratio of (x) consolidated EBITDA (as defined in the ABL Facility) less capital expenditures to (y) the sum of consolidated interest expense (as defined in the ABL Facility), scheduled principal payments, income taxes and restricted payments made in cash or in permitted investments. For purposes of calculating the consolidated fixed charge coverage ratio, the calculation of consolidated EBITDA as defined in the ABL Facility is a trailing 12-month calculation that begins with the Company’s consolidated net income, with certain adjustments for interest, taxes, depreciation and amortization, net income attributable to noncontrolling interests, stock compensation expense, restructuring costs, and the financial impact of other non-cash or non-recurring items recorded during any such 12-month period. The consolidated fixed charge coverage ratio is a required covenant

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

only in periods where the total borrowings outstanding under the ABL Facility reduce the amount available in the facility to less than the greater of (i) $95 million or (ii) 10% of the calculated borrowing base. As a result, in the event the Company has less than $95 million available under the ABL Facility, the Company would need to comply with the consolidated fixed charge coverage ratio. At June 30, 2023, the Company is not subject to the consolidated fixed charge coverage ratio as such triggering event had not occurred during the twelve months ended June 30, 2023.

The Company paid interest of $188 million and $168 million on borrowings during the three months ended June 30, 2023 and 2022, respectively, and $385 million and $410 million on borrowings during the six months ended June 30, 2023 and 2022, respectively.

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments has been estimated by the Company using available market information as of June 30, 2023 and December 31, 2022, and valuation methodologies considered appropriate. The estimates presented in the table below are not necessarily indicative of amounts the Company could realize in a current market exchange (in millions):

	June 30, 2023		December 31, 2022
	Carrying	Estimated Fair	Carrying	Estimated Fair
	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	$118	$118	$118	$118
Investments in equity securities	122	122	107	107
Available-for-sale debt securities	176	176	179	179
Trading securities	5	5	5	5
Liabilities:
8% Senior Secured Notes due 2026	2,085	2,045	2,083	1,917
8% Senior Secured Notes due 2027	694	678	693	631
5⅝% Senior Secured Notes due 2027	1,840	1,676	1,833	1,633
6⅞% Senior Notes due 2028	749	440	749	389
6% Senior Secured Notes due 2029	867	764	865	751
5¼% Senior Secured Notes due 2030	1,453	1,213	1,448	1,166
4¾% Senior Secured Notes due 2031	1,054	801	1,053	766
6⅞% Junior-Priority Secured Notes due 2029	1,288	868	1,282	720
6⅛% Junior-Priority Secured Notes due 2030	1,167	741	1,164	615
ABL Facility and other debt	188	188	85	85

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

In instances where the determination of the fair value hierarchy measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment of factors specific to the asset or liability. Transfers between levels within the fair value hierarchy are recognized by the Company on the date of the change in circumstances that requires such transfer. There were no transfers between levels during the six-month periods ended June 30, 2023 or 2022.

The following table sets forth, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 (in millions):

	June 30, 2023	Level 1	Level 2	Level 3
Investments in equity securities	$122	$122	$—	$—
Available-for-sale debt securities	176	—	176	—
Trading securities	5	—	5	—
Total assets	$303	$122	$181	$—

	December 31, 2022	Level 1	Level 2	Level 3
Investments in equity securities	$107	$107	$—	$—
Available-for-sale debt securities	179	—	179	—
Trading securities	5	—	5	—
Total assets	$291	$107	$184	$—

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

9. LEASES

The Company utilizes operating and finance leases for the use of certain hospitals, medical office buildings, and medical equipment. The components of lease cost and rent expense for the three and six months ended June 30, 2023 and 2022 are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Lease Cost	2023	2022	2023	2022
Operating lease cost:
Operating lease cost	$53	$53	$108	$104
Short-term rent expense	22	21	44	44
Variable lease cost	6	5	12	9
Sublease income	(1)	(1)	(3)	(2)
Total operating lease cost	$80	$78	$161	$155
Finance lease cost:
Amortization of right-of-use assets	$3	$4	$6	$7
Interest on finance lease liabilities	3	4	7	8
Total finance lease cost	$6	$8	$13	$15

Supplemental balance sheet information related to leases is as follows (in millions):

	Balance Sheet Classification	June 30, 2023	December 31, 2022
Operating Leases:
Operating lease right-of-use assets	Other assets, net	$695	$738

Finance Leases:
Finance lease right-of-use assets	Property and equipment
	Land and improvements	$—	$—
	Buildings and improvements	261	261
	Equipment and fixtures	9	12
	Property and equipment	270	273
	Less accumulated depreciation and amortization	(58)	(56)
	Property and equipment, net	$212	$217

Current finance lease liabilities	Current maturities of long-term debt	$2	$3
Long-term finance lease liabilities	Long-term debt	214	220

Supplemental cash flow information related to leases for the six months ended June 30, 2023 and 2022 is as follows (in millions):

	Six Months Ended June 30,
Cash flow information	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (1)	$103	$101
Operating cash flows from finance leases	7	8
Financing cash flows from finance leases	2	8
Right-of-use assets obtained in exchange for new finance lease liabilities	—	42
Right-of-use assets obtained in exchange for new operating lease liabilities	49	92

_______________________________

(1)
Included in the change in other operating assets and liabilities in the condensed consolidated statements of cash flows.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

10. STOCKHOLDERS’ DEFICIT

Authorized capital shares of the Company include 400,000,000 shares of capital stock consisting of 300,000,000 shares of common stock and 100,000,000 shares of preferred stock. Each of the aforementioned classes of capital stock has a par value of $0.01 per share. Shares of preferred stock, none of which were outstanding as of June 30, 2023, may be issued in one or more series having such rights, preferences and other provisions as determined by the Board of Directors without approval by the holders of common stock.

The Company is a holding company which operates through its subsidiaries. The ABL Facility and the indentures governing each series of the Company’s outstanding notes contain various covenants under which the assets of the subsidiaries of the Company are subject to certain restrictions relating to, among other matters, dividends and distributions, as referenced in the paragraph below.

The ABL Facility and the indentures governing each series of the Company’s outstanding notes restrict the Company’s subsidiaries from, among other matters, paying dividends and making distributions to the Company, which thereby limits the Company’s ability to pay dividends and/or repurchase stock. As of June 30, 2023, under the most restrictive test in these agreements (and subject to certain exceptions), the Company has approximately $300 million of capacity to pay permitted dividends and/or repurchase shares of stock or make other restricted payments.

The following schedule presents the reconciliation of the carrying amount of total equity, equity attributable to the Company’s stockholders, and equity attributable to noncontrolling interests as of June 30, 2023, and during each of the three-month periods following December 31, 2022 (in millions):

		Community Health Systems, Inc. Stockholders
	Redeemable Noncontrolling Interest	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss (Income)	Accumulated Deficit	Noncontrolling Interest	Total Stockholders’ Deficit
Balance, December 31, 2022	$541	$1	$2,084	$(21)	$(3,431)	$92	$(1,275)
Comprehensive income (loss)	21	—	—	3	(51)	11	(37)
Distributions to noncontrolling interests	(33)	—	—	—	—	(11)	(11)
Purchases of subsidiary shares from noncontrolling interests	(1)	—	—	—	—	—	—
Contributions from noncontrolling interests	1	—	—	—	—	1	1
Adjustment to redemption value of redeemable noncontrolling interests	32	—	(32)	—	—	—	(32)
Cancellation of restricted stock for tax withholdings on vested shares	—	—	(4)	—	—	—	(4)
Share-based compensation	—	—	6	—	—	—	6
Balance, March 31, 2023	561	1	2,054	(18)	(3,482)	93	(1,352)
Comprehensive income (loss)	28	—	—	(1)	(38)	11	(28)
Distributions to noncontrolling interests	(21)	—	—	—	—	(19)	(19)
Contributions from noncontrolling interests	—	—	—	—	—	1	1
Purchase of subsidiary shares from noncontrolling interests	(6)	—	5	—	—	—	5
Noncontrolling interest in acquired entity	7	—	—	—	—	—	—
Adjustment to redemption value of redeemable noncontrolling interests	14	—	(14)	—	—	—	(14)
Share-based compensation	—	—	4	—	—	—	4
Balance, June 30, 2023	$583	$1	$2,049	$(19)	$(3,520)	$86	$(1,403)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

The following schedule presents the reconciliation of the carrying amount of total equity, equity attributable to the Company’s stockholders, and equity attributable to the noncontrolling interests as of June 30, 2022, and during each of the three-month periods following December 31, 2021 (in millions):

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

(1) Totals may not add due to rounding

The following schedule discloses the effects of changes in the Company’s ownership interest in its less-than-wholly-owned subsidiaries on Community Health Systems, Inc. stockholders’ deficit (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net loss attributable to Community Health Systems, Inc. stockholders	$(38)	$(326)	$(89)	$(327)
Transfers to the noncontrolling interests:
Net increase (decrease) in Community Health Systems, Inc. paid-in-capital for purchase of subsidiary partnership interests	5	—	5	(1)
Net transfers to the noncontrolling interests	5	—	5	(1)
Change to Community Health Systems, Inc. stockholders' deficit from net loss attributable to Community Health Systems, Inc. stockholders and transfers to noncontrolling interests	$(33)	$(326)	$(84)	$(328)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

11. EARNINGS PER SHARE

The following table sets forth the components of the denominator for the computation of basic and diluted earnings per share for net loss attributable to Community Health Systems, Inc. stockholders:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Weighted-average number of shares outstanding — basic	130,659,672	129,095,571	130,176,976	128,460,419
Effect of dilutive securities:
Restricted stock awards	—	—	—	—
Employee stock options	—	—	—	—
Other equity-based awards	—	—	—	—
Weighted-average number of shares outstanding — diluted	130,659,672	129,095,571	130,176,976	128,460,419

The Company generated a loss attributable to Community Health Systems, Inc. stockholders for each of the three-month and six-month periods ended June 30, 2023 and 2022, so the effect of dilutive securities is not considered because their effect would be antidilutive. If the Company had generated income during the three months ended June 30, 2023 and 2022, the effect of restricted stock awards, employee stock options, and other equity-based awards on the diluted shares calculation would have been an increase of 202,182 shares and 1,152,737 shares, respectively. If the Company had generated income during the six months ended June 30, 2023 and 2022, the effect of the restricted stock awards, employee stock options, and other equity-based awards on the diluted shares calculation would have been an increase of 335,188 shares and 1,675,586 shares, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Dilutive securities outstanding not included in the computation of earnings per share because their effect is antidilutive:
Employee stock options and restricted stock awards	7,191,908	4,439,146	6,540,493	2,858,073

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

Probable Contingencies

Caleb Padilla, individually and on behalf of all others similarly situated v. Community Health Systems, Inc., Wayne T. Smith, Larry Cash, and Thomas J. Aaron. This purported federal securities class action was filed in the United States District Court for the Middle District of Tennessee on May 30, 2019. It seeks class certification on behalf of purchasers of the Company’s common stock between February 20, 2017 and February 27, 2018 and alleges misleading statements resulted in artificially inflated prices for the Company's common stock. On November 20, 2019, the District Court appointed Arun Bhattacharya and Michael Gaviria as lead plaintiffs in the case. The lead plaintiffs filed a consolidated class complaint on January 21, 2020. The Company filed a motion to dismiss the consolidated class complaint on March 23, 2020, and the District Court denied that motion on August 17, 2022. The Company has reached a tentative settlement of this matter, which was preliminarily approved by the District Court on May 31, 2023. The hearing to determine the Court’s final preliminary approval of the settlement is set for October 13, 2023.

The table below presents a reconciliation of the beginning and ending liability balances (in millions) during the six months ended June 30, 2023, with respect to the Company’s determination of the contingencies of the Company in respect of which an accrual has been recorded.

Summary of Recorded Amounts

Probable
Contingencies
Balance as of December 31, 2022	$11
Expense	11
Reserve for insured claim	4
Cash payments	(3)
Balance as of June 30, 2023	$23

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

On July 1, 2023, the Company completed the sale of substantially all of the assets of Medical Center of South Arkansas (166 licensed beds) in El Dorado, Arkansas to affiliates of SARH Holdings, Inc. pursuant to a definitive agreement which was entered into on April 3, 2023. The net proceeds from this sale of approximately $18 million were received at a preliminary closing on June 30, 2023.

On July 24, 2023, subsidiaries of the Company entered into a definitive agreement for the sale of Bravera Health Brooksville (120 licensed beds) in Brooksville, Florida, Bravera Health Seven Rivers (128 licensed beds) in Crystal River, Florida, Bravera Health Spring Hill (124 licensed beds) in Spring Hill, Florida, and their associated assets to Florida Health Sciences Center, Inc., and certain of its affiliates.

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

Executive Overview

We are one of the nation’s largest healthcare companies. Our affiliates are leading providers of healthcare services, developing and operating healthcare delivery systems in 43 distinct markets across 15 states. As of June 30, 2023, our subsidiaries own or lease 78 affiliated hospitals, with approximately 13,000 beds, and operate more than 1,000 sites of care, including physician practices, urgent care centers, freestanding emergency departments, occupational medicine clinics, imaging centers, cancer centers and ambulatory surgery centers. We generate revenues by providing a broad range of general and specialized hospital healthcare services and outpatient services to patients in the communities in which we are located. We are paid for our services by governmental agencies, private insurers and directly by the patients we serve.

Economic conditions in the United States continue to be challenging in various respects, and the United States economy continues to experience significant inflationary pressures, elevated interest rates and challenging labor market conditions. Taking into account these factors, we have incurred, and may continue to incur, increased expenses arising from factors such as wage inflation for permanent employees, increased rates for and utilization of temporary contract labor (including contract nursing personnel) and increased rates for outsourced medical specialists. While we have implemented cost containment and other measures to try to counteract these developments, we may be unable to fully offset the impact of these factors on the operation of our business.

If economic conditions in the United States significantly deteriorate and/or negative public health conditions related to the COVID-19 pandemic reemerge, any such developments could materially and adversely affect our results of operations, financial position, and/or our cash flows.

Acquisition and Divestiture Activity

During the six months ended June 30, 2023, we paid approximately $15 million to acquire the operating assets and related businesses of certain physician practices, clinics, ambulatory surgery centers and other ancillary businesses that operate within the communities served by our hospitals. We allocated the purchase price to property and equipment, working capital, noncontrolling interests and goodwill.

During the six months ended June 30, 2023, we completed the divestiture of two hospitals in West Virginia. These hospitals represented annual net operating revenues in 2022 of approximately $137 million and we received total net proceeds of approximately $177 million in connection with these dispositions, inclusive of approximately $85 million received at a preliminary closing on December 30, 2022 in connection with the disposition of Greenbrier Valley Medical Center.

The following table provides a summary of hospitals that we divested during the six months ended June 30, 2023 and the year ended December 31, 2022:

Hospital	Buyer	City, State	Licensed Beds	Effective Date
2023 Divestitures:
Greenbrier Valley Medical Center	Vandalia Health, Inc.	Ronceverte, WV	122	January 1, 2023
Plateau Medical Center	Vandalia Health, Inc.	Oak Hill, WV	25	April 1, 2023

2022 Divestiture:
AllianceHealth Seminole	SSM HealthCare of Oklahoma, Inc.	Seminole, OK	32	July 1, 2022

In addition, on July 1, 2023, we completed the sale of substantially all of the assets of Medical Center of South Arkansas (166 licensed beds) in El Dorado, Arkansas to affiliates of SARH Holdings, Inc. pursuant to the terms of a definitive agreement which was entered into on April 3, 2023. The net proceeds from this sale of approximately $18 million were received at a preliminary closing on June 30, 2023.

In addition to hospitals divested in 2022 and in 2023, we have entered into definitive agreements to sell a total of six hospitals where the divestiture has not yet been completed. The following sets forth such definitive agreements:

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

•
On July 24, 2023, we entered into a definitive agreement for the sale of Bravera Health Brooksville (120 licensed beds) in Brooksville, Florida, Bravera Health Seven Rivers (128 licensed beds) in Crystal River, Florida, Bravera Health Spring Hill (124 licensed beds) in Spring Hill, Florida, and their associated assets to Florida Health Sciences Center, Inc., and certain of its affiliates.

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

Overview of Operating Results

Net operating revenues increased from $2.9 billion for the three months ended June 30, 2022 to $3.1 billion for the three months ended June 30, 2023. On a same-store basis, net operating revenues for the three months ended June 30, 2023 increased $262 million.

We had net income of $2 million during the three months ended June 30, 2023, compared to a net loss of $(298) million for the same period in 2022. Net income for the three months ended June 30, 2023 included the following:

•
an after-tax charge of $5 million for expense related to costs associated with our multi-year initiative to modernize and consolidate technology platforms and associated processes,
•
an after-tax benefit of $3 million for the gain related to the sale of a hospital partially offset by impairment of long-lived assets that were idled, disposed or held-for-sale, and
•
an after-tax charge of $7 million for restructuring charges related to the closure of businesses as well as service line closures and consolidations at certain hospitals.

There were no similar adjustments to net loss for the three months ended June 30, 2022.

Consolidated inpatient admissions for the three months ended June 30, 2023, increased 0.9%, compared to the same period in 2022. Consolidated adjusted admissions for the three months ended June 30, 2023, increased 0.9%, compared to the same period in 2022. Same-store inpatient admissions for the three months ended June 30, 2023, increased 4.8%, compared to the same period in 2022, and same-store adjusted admissions for the three months ended June 30, 2023, increased 4.9%, compared to the same period in 2022.

Net operating revenues increased from $6.0 billion for the six months ended June 30, 2022 to $6.2 billion for the six months ended June 30, 2023. On a same-store basis, net operating revenues for the six months ended June 30, 2023 increased $311 million.

We had a net loss of $(18) million during the six months ended June 30, 2023, compared to a net loss of $(268) million for the six months ended June 30, 2022. Net loss for the six months ended June 30, 2023 included the following:

•
an after-tax charge of $5 million for expense related to costs associated with our multi-year initiative to modernize and consolidate technology platforms and associated processes,
•
an after-tax charge of $8 million for expense related to government and other legal matters and related costs,

•
an after-tax benefit of $17 million for the gain related to the sale of two hospitals partially offset by impairment of long-lived assets that were idled, disposed or held-for-sale, and
•
an after-tax charge of $8 million for restructuring charges related to the closure of businesses as well as service line closures and consolidations at certain hospitals.

Net loss for the six months ended June 30, 2022 included the following:

•
an after-tax charge of $14 million for loss from early extinguishment of debt, and
•
an after-tax charge of $5 million for the impairment of long-lived assets of a hospital that was subsequently sold at a sales price below carrying value.

Consolidated inpatient admissions for the six months ended June 30, 2023, increased 1.0%, compared to the same period in 2022. Consolidated adjusted admissions for the six months ended June 30, 2023, increased 3.4%, compared to the same period in 2022. Same-store inpatient admissions for the six months ended June 30, 2023, increased 4.8%, compared to the same period in 2022, and same-store adjusted admissions for the six months ended June 30, 2023, increased 7.2%, compared to the same period in 2022.

Self-pay revenues represented approximately 0.8% and 0.4% of net operating revenues for the three months ended June 30, 2023 and 2022, respectively, and 0.8% and 0.9% for the six months ended June 30, 2023 and 2022, respectively. The amount of foregone revenue related to providing charity care services as a percentage of net operating revenues was approximately 10.3% and 13.9% for the three months ended June 30, 2023 and 2022, respectively, and 10.4% and 12.8% for the six months ended June 30, 2023 and 2022, respectively. Direct and indirect costs incurred in providing charity care services as a percentage of net operating revenues was approximately 1.1% and 1.6% for the three months ended June 30, 2023 and 2022, respectively, and 1.2% and 1.5% for the six months ended June 30, 2023 and 2022, respectively.

Overview of Legislative and Other Governmental Developments

The healthcare industry is subject to changing political, regulatory, and economic influences that may affect our business. In recent years, the U.S. Congress and certain state legislatures have introduced and passed a large number of proposals and legislation affecting the healthcare system, including laws intended to impact access to health insurance and reduce healthcare costs and government spending. The most prominent of these efforts, the Affordable Care Act, affects how healthcare services are covered, delivered and reimbursed, and expanded health insurance coverage through a combination of public program expansion and private sector health insurance reforms. The Affordable Care Act has been, and continues to be, subject to legislative and regulatory changes and court challenges. For example, effective January 1, 2019, the financial penalty associated with the mandate that most individuals enroll in a health insurance plan was effectively eliminated. However, some states have imposed individual health insurance mandates, and other states have explored or offer public health insurance options. To increase access to health insurance during the COVID-19 pandemic, the American Rescue Plan Act of 2021, or the ARPA, enhanced subsidies for individuals eligible to purchase coverage through Affordable Care Act marketplaces. The Inflation Reduction Act, enacted in August 2022, extends these enhanced subsidies through 2025. In addition, in 2020, the Families First Coronavirus Response Act required states to maintain continuous Medicaid enrollment to receive a temporary increase in federal funds for Medicaid expenditures. However, this “continuous coverage” requirement expired on April 1, 2023, which has led to Medicaid coverage disruptions and dis-enrollments of Medicaid enrollees, and the increase in federal funding will be phased out through calendar year 2023. These and other changes and initiatives may impact the number of individuals that elect to obtain public or private health insurance or the scope of such coverage, if purchased.

Of critical importance to us is the potential impact of any changes specific to the Medicaid program, including the funding and expansion provisions of the Affordable Care Act and subsequent legislation or agency initiatives. Historically, the states with the greatest reductions in the number of uninsured adult residents have expanded Medicaid. A number of states have opted out of the Medicaid coverage expansion provisions, but could ultimately decide to expand their programs at a later date. Of the 15 states in which we operated hospitals as of June 30, 2023, nine states have taken action to expand their Medicaid programs. The other six states have not, including Florida, Alabama, Tennessee, Mississippi and Texas, where we operated a significant number of hospitals as of June 30, 2023. Some states use, or have applied to use, waivers granted by CMS to implement expansion, impose different eligibility or enrollment conditions, or otherwise implement programs that vary from federal standards.

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

The federal public health emergency declared by United States Department of Health and Human Services, or HHS, as a result of the COVID-19 pandemic expired May 11, 2023, reflecting declines in COVID-19 hospitalization rates in the United States and the evolution of the COVID-19 public health situation from its acute emergency phase. Earlier in the pandemic, federal and state governments passed legislation, promulgated regulations, and took other administrative actions intended to assist healthcare providers in providing care to COVID-19 and other patients during the public health emergency and to provide financial relief. Various stimulus laws, including the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, and the ARPA, among others, authorized significant funding to be distributed through the Public Health and Social Services Emergency Fund, or the PHSSEF, to eligible healthcare providers. PHSSEF payments were intended to compensate healthcare providers for lost revenues and incremental expenses incurred in response to the COVID-19 pandemic and are not required to be repaid, provided that recipients attest to and comply with certain terms and conditions, including audit and reporting requirements.

Among other legislation offering financial relief, Congress temporarily suspended the Medicare sequestration payment adjustment, which would have otherwise reduced payments to Medicare providers by 2% as required by the Budget Control Act of 2011. The sequestration adjustment, which was phased back in during 2022, has been extended through the first six months of 2032. The ARPA, in addition to providing funding for healthcare providers, increased the federal budget deficit in a manner that triggers an additional statutorily mandated sequestration under the Pay-As-You Go Act of 2010. As a result, an additional Medicare spending reduction of up to 4% was required to take effect in January 2022. However, Congress has delayed implementation of this payment reduction until 2025.

We did not receive or recognize any significant level of payments or benefits under the CARES Act and other existing COVID-19 related stimulus and relief legislation during the six months ended June 30, 2023 and do not expect to receive or recognize any significant level of payments or benefits under the CARES Act and other existing legislation related to COVID-19 in future periods.

Beyond financial assistance, federal and state governments enacted legislation and established regulations intended to temporarily ease legal and regulatory burdens on healthcare providers during the COVID-19 pandemic. These measures, most of which have been reduced or terminated, included temporary relief from Medicare conditions of participation requirements for healthcare providers, temporary relaxation of licensure requirements for healthcare professionals, temporary relaxation of privacy restrictions for telehealth remote communications, promoting use of telehealth by temporarily expanding the scope of services for which Medicare reimbursement is available, and limited waivers of fraud and abuse laws for activities related to COVID-19 during the public health emergency period.

Although the public health emergency declared by HHS as a result of the pandemic has expired as noted above, uncertainty remains regarding the future course of the pandemic and its ultimate impact on our business. Moreover, this expiration of the public health emergency may impact our operations and financial results. We continue to assess the potential impact of various laws, regulations, and guidance related to COVID-19 on our business, results of operations, financial condition and cash flows.

In June 2022, the U.S. Supreme Court ruled in American Hospital Association v. Becerra, a case on the 340B Drug Pricing Program that could impact Medicare reimbursement to us, both in respect of past periods and future periods. The 340B program allows certain non-profit healthcare organizations that care for many uninsured and low-income patients to purchase outpatient drugs from pharmaceutical manufacturers at discounted rates. Our hospitals do not participate in the 340B program. In 2018, HHS implemented a payment policy that reduced Medicare payments to 340B hospitals for most drugs obtained at 340B-discounted rates. These payment cuts resulted in increased payments for non-340B hospitals, including our facilities. In Becerra, the U.S. Supreme Court determined that HHS unlawfully reduced reimbursement rates for 340B hospitals. On January 10, 2023, the United States District Court for the District of Columbia declined to order HHS to pay 340B hospitals the difference between the rates under the 2018 payment policy and what should have been paid, instead allowing HHS to propose an appropriate remedy to address the underpayments to 340B hospitals that resulted from the policy in past payment years. For calendar year 2023, CMS finalized the payment rate for drugs acquired through the 340B program in light of the U.S. Supreme Court decision and, to achieve budget neutrality in light of the payment rate change, implemented a reduction of approximately 3.1% to payment rates for non-drug services under the outpatient PPS for calendar year 2023. In addition, in July 2023, HHS announced a proposed rule setting forth its proposed remedy for calendar years 2018 through 2022 that would issue $9 billion in a one-time lump sum payment to affected 340B providers. In order to comply with budget neutrality requirements, HHS proposed a corresponding offset in future non-drug item and service payments for all outpatient PPS providers (except new providers) that will, if finalized, reduce the outpatient PPS conversion factor by 0.5% annually. This adjustment would start in calendar year 2025 and continue for approximately 16 years. This reduction to payment rates for 2023 and (if final CMS rules are adopted in a form similar to the proposed rules noted above) future years is anticipated to adversely impact our results.

As a result of our current levels of cash, available borrowing capacity under the ABL Facility, long-term outlook on our debt repayments, our anticipated continued access to the capital markets (including in connection with the contemplated future refinancing of certain of our notes, as applicable, proceeds from any potential future dispositions of hospitals or other investments such as our minority equity interests in various businesses, as applicable, and the continued projection of our ability to generate cash flows, we anticipate that we will be able to invest the necessary capital in our business over the next 12 months and for the foreseeable future thereafter. We believe there continues to be ample opportunity to strengthen our market share in substantially all of our markets by decreasing the need for patients to travel outside their communities for healthcare. Furthermore, we will continue to strive to improve operating efficiencies and procedures in order to improve the performance of our hospitals.

Sources of Revenue

The following table presents the approximate percentages of net operating revenues by payor source for the periods indicated. The data for the periods presented are not strictly comparable due to the effect that businesses acquired, sold, closed or opened during each of the respective periods, as applicable, have had on these statistics.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Medicare	20.2%	21.0%	20.5%	21.2%
Medicare Managed Care	16.7	16.3	17.1	16.4
Medicaid	14.4	15.2	14.0	15.1
Managed Care and other third-party payors	47.9	47.1	47.6	46.4
Self-pay	0.8	0.4	0.8	0.9
Total	100.0%	100.0%	100.0%	100.0%

As shown above, we receive a substantial portion of our revenues from the Medicare, Medicare Managed Care, and Medicaid programs. Included in Managed Care and other third-party payors is net operating revenues from insurance companies with which we have insurance provider contracts, insurance companies for which we do not have insurance provider contracts, workers’ compensation carriers and non-patient service revenue, such as gain (loss) on investments, rental income and cafeteria sales. We generally expect the portion of revenues received from the Medicare, including Medicare Managed Care, and Medicaid programs to increase over the long-term due to the general aging of the population and other factors, including health reform initiatives. There has been a trend toward increased enrollment in Medicare Managed Care and Medicaid managed care programs, which may adversely affect our net operating revenues. We may also be impacted by regulatory requirements imposed on insurers, such as minimum medical-loss ratios and specific benefit requirements. Furthermore, in the normal course of business, managed care programs, insurance companies and employers actively negotiate the amounts paid to hospitals. Our relationships with payors may be impacted by price transparency initiatives and out-of-network billing restrictions, including those in the No Surprises Act, which took effect January 1, 2022. There can be no assurance that we will retain our existing reimbursement arrangements or that third-party payors will not attempt to further reduce the rates they pay for our services.

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-based reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for the treatment of patients covered by Medicare, Medicaid and non-governmental payors are generally less than our standard billing rates. We account for the differences between the estimated program reimbursement rates and our standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues by an insignificant amount in each of the three and six-month periods ended June 30, 2023 and 2022.

The payment rates under the Medicare program for hospital inpatient and outpatient acute care services are based on prospective payment systems, which depend upon a patient’s diagnosis or the clinical complexity of services provided to a patient, among other factors. These rates are indexed for inflation annually, although increases have historically been less than actual inflation. On August 1, 2023, CMS published the final rule to increase this index by 3.3% for hospital inpatient acute care services that are reimbursed under the prospective payment system for federal fiscal year 2024 (which begins October 1, 2023). Together with other changes to payment policies, payment rates for hospital inpatient acute care services are expected to increase approximately 3.1%. Hospitals that do not submit required patient quality data are subject to a reduction in payments. We are complying with this data submission requirement. Payments may also be affected by various other adjustments, including those that depend on patient-specific or hospital specific factors. For example, the “two midnight rule” establishes admission and medical review criteria for inpatient services limiting when services to Medicare beneficiaries are payable as inpatient hospital services. Reductions in the rate of increase or overall reductions in Medicare reimbursement may cause a decline in the growth of our net operating revenues.

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

The following tables summarize, for the periods indicated, selected operating data.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating results, as a percentage of net operating revenues:
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses (a)	(88.5)	(91.4)	(89.2)	(89.2)
Depreciation and amortization	(4.0)	(4.5)	(4.1)	(4.3)
Impairment and (gain) loss on sale of businesses, net	0.4	—	0.6	(0.1)
Income from operations	7.9	4.1	7.3	6.4
Interest expense, net	(6.6)	(7.4)	(6.6)	(7.2)
Loss from early extinguishment of debt	—	—	—	—
Equity in earnings of unconsolidated affiliates	—	—	0.1	0.1
Income (loss) before income taxes	1.3	(3.3)	0.8	(0.7)
Provision for income taxes	(1.2)	(6.8)	(1.1)	(3.7)
Net income (loss)	0.1	(10.1)	(0.3)	(4.4)
Less: Net income attributable to noncontrolling interests	(1.3)	(1.0)	(1.1)	(1.0)
Net loss attributable to Community Health Systems, Inc. stockholders	(1.2)%	(11.1)%	(1.4)%	(5.4)%

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Percentage increase (decrease) from prior year:
Net operating revenues	6.2%	(2.4)%	3.0%	0.4%
Admissions (b)	0.9	(3.4)	1.0	(2.5)
Adjusted admissions (c)	0.9	(0.4)	3.4	0.8
Average length of stay (d)	(2.2)	—	(6.1)	2.1
Net loss attributable to Community Health Systems, Inc. stockholders	88.3	(5,533.3)	72.8	(463.8)
Same-store percentage increase (decrease) from prior year (e):
Net operating revenues	9.2%	(2.6)%	5.3%	0.6%
Admissions (b)	4.8	(3.5)	4.8	(1.9)
Adjusted admissions (c)	4.9	(0.5)	7.2	1.3

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

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

Net operating revenues increased to $3.1 billion for the three months ended June 30, 2023, compared to $2.9 billion for the same period in 2022. Net operating revenues on a same-store basis from hospitals that were operated throughout both periods increased $262 million, or 9.2%, during the three months ended June 30, 2023, compared to the same period in 2022. On a period-over-period basis, the increase in net operating revenues was primarily attributable to higher inpatient and outpatient volumes, increased reimbursement rates, higher acuity and an increase in non-patient revenue. Non-same-store net operating revenues decreased $80 million during the three months ended June 30, 2023, compared to the same period in 2022. On a consolidated basis, inpatient admissions increased by 0.9% and adjusted admissions increased by 0.9% during the three months ended June 30, 2023, compared to the same period in 2022. On a same-store basis, net operating revenues per adjusted admission increased 4.1%, while inpatient admissions increased by 4.8% and adjusted admissions increased by 4.9% for the three months ended June 30, 2023, compared to the same period in 2022.

Operating costs and expenses, as a percentage of net operating revenues, decreased from 95.9% during the three months ended June 30, 2022 to 92.1% during the three months ended June 30, 2023. Operating costs and expenses, excluding depreciation and amortization and impairment and (gain) loss on sale of businesses, as a percentage of net operating revenues, decreased from 91.4% for the three months ended June 30, 2022 to 88.5% for the three months ended June 30, 2023. Salaries and benefits, as a percentage of net operating revenues, decreased from 44.1% for the three months ended June 30, 2022 to 42.9% for the three months ended June 30, 2023, primarily due to an increase in net operating revenues offset by increased hiring commensurate with lower utilization of contract labor. Supplies, as a percentage of net operating revenues, decreased from 16.6% for the three months ended June 30, 2022 to 16.2% for the three months ended June 30, 2023. Other operating expenses, as a percentage of net operating revenues, decreased from 28.3% for the three months ended June 30, 2022 to 26.8% for the three months ended June 30, 2023, primarily due to an increase in net operating revenues and lower utilization of and rates paid for contract labor, offset by higher costs for professional liability insurance and higher rates paid for outsourced medical specialists. Lease cost and rent, as a percentage of net operating revenues, decreased from 2.7% for the three months ended June 30, 2022 to 2.6% for the three months ended June 30, 2023. Pandemic relief funds, as a percentage of net operating revenues, were 0.0% for the three months ended June 30, 2023, compared to (0.3)% for the same period in 2022.

Depreciation and amortization, as a percentage of net operating revenues, decreased to 4.0% for the three months ended June 30, 2023 from 4.5% for the three months ended June 30, 2022, primarily due to an increase in net operating revenues.

Impairment and (gain) loss on sale of businesses, net was a gain of $13 million for the three months ended June 30, 2023, which related primarily to divestitures during the period as discussed more specifically under “Acquisition, Divestiture and Closure Activity” herein. There was no impairment and (gain) loss on sale of businesses, net recognized during the three months ended June 30, 2022.

Interest expense, net, decreased by $11 million to $207 million for the three months ended June 30, 2023, compared to $218 million for the same period in 2022 due primarily to financing activities in 2022.

There was no loss from early extinguishment of debt recognized during the three months ended June 30, 2023 and 2022.

Equity in earnings of unconsolidated affiliates, as a percentage of net operating revenues, was 0.0% for both of the three-month periods ended June 30, 2023 and 2022.

The net results of the above-mentioned changes resulted in income (loss) before income taxes increasing $138 million to $40 million for the three months ended June 30, 2023 from $(98) million for the three months ended June 30, 2022.

Our provision for income taxes for the three months ended June 30, 2023 and 2022 was $38 million and $200 million, respectively, and the effective tax rates were 95.0% and (204.1)% for the three months ended June 30, 2023 and 2022, respectively. The decrease in the provision for income taxes for the three months ended June 30, 2023, compared to the same period in 2022 was due to a decrease in non-deductible interest for the three months ended June 30, 2023 compared to the same period in 2022. The difference in our effective tax rate for the year ended June 30, 2023, compared to the same period in 2022 was due to the aforementioned decrease in the provision for income taxes and the increase in income before taxes.

Net income, as a percentage of net operating revenues, was 0.1% for the three months ended June 30, 2023, compared to a net loss of (10.1)% for the same period in 2022.

Net income attributable to noncontrolling interests as a percentage of net operating revenues was 1.3% for the three months ended June 30, 2023, compared to 1.0% for the three months ended June 30, 2022.

Net loss attributable to Community Health Systems, Inc. stockholders was $(38) million for the three months ended June 30, 2023, compared to $(326) million for the same period in 2022.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Net operating revenues increased to $6.2 billion for the six months ended June 30, 2023, compared to $6.0 billion for the same period in 2022. Net operating revenues on a same-store basis from hospitals that were operated throughout both periods increased $311 million, or 5.3%, during the six months ended June 30, 2023, compared to the same period in 2022. On a period-over-period basis, the increase in net operating revenues was primarily attributable to higher inpatient and outpatient volumes, increased reimbursement rates, higher acuity and an increase in non-patient revenue, partially offset by unfavorable changes in payor mix. Non-same-store net operating revenues decreased $132 million during the six months ended June 30, 2023, compared to the same period in 2022. On a consolidated basis, inpatient admissions increased by 1.0% and adjusted admissions increased by 3.4% during the six months ended June 30, 2023, compared to the same period in 2022. On a same-store basis, net operating revenues per adjusted admission decreased 1.8%, while inpatient admissions increased by 4.8% and adjusted admissions increased by 7.2% for the six months ended June 30, 2023, compared to the same period in 2022.

Operating costs and expenses, as a percentage of net operating revenues, decreased from 93.6% during the six months ended June 30, 2022 to 92.7% during the six months ended June 30, 2023. Operating costs and expenses, excluding depreciation and amortization and impairment and (gain) loss on sale of businesses, as a percentage of net operating revenues, was 89.2% for both of the six-month periods ended June 30, 2023 and 2022. Salaries and benefits, as a percentage of net operating revenues, increased from 43.4% for the six months ended June 30, 2022 to 43.5% for the six months ended June 30, 2023, primarily due to increased hiring commensurate with lower utilization of contract labor. Supplies, as a percentage of net operating revenues, decreased from 16.3% for the six months ended June 30, 2022 to 16.2% for the six months ended June 30, 2023. Other operating expenses, as a percentage of net operating revenues, decreased from 27.8% for the six months ended June 30, 2022 to 26.9% for the six months ended June 30, 2023, primarily due to an increase in net operating revenues and lower utilization of and rates paid for contract labor, offset by higher costs for professional liability insurance and higher rates paid for outsourced medical specialists. Lease cost and rent, as a percentage of net operating revenues, was 2.6% for both of the six-month periods ended June 30, 2023 and 2022. Pandemic relief funds, as a percentage of net operating revenues, were 0.0% for the six months ended June 30, 2023, compared to (0.9)% for the same period in 2022.

Depreciation and amortization, as a percentage of net operating revenues, decreased to 4.1% for the six months ended June 30, 2023 from 4.3% for the six months ended June 30, 2022.

Impairment and (gain) loss on sale of businesses, net was a gain of $35 million for the six months ended June 30, 2023, compared to expense of $6 million for the same period in 2022. The gain in 2023 and the expense in 2022 related primarily to divestitures during each respective period as discussed more specifically under “Acquisition, Divestiture and Closure Activity” herein.

Interest expense, net, decreased by $21 million to $414 million for the six months ended June 30, 2023, compared to $435 million for the same period in 2022 due primarily to financing activities in 2022.

There was no loss from early extinguishment of debt recognized during the six months ended June 30, 2023, compared to a loss from early extinguishment of debt of $5 million in the same period in 2022 as a result of financing activities during the three months ended March 31, 2022.

Equity in earnings of unconsolidated affiliates, as a percentage of net operating revenues, was (0.1)% for both of the six-month periods ended June 30, 2023 and 2022.

The net results of the above-mentioned changes resulted in income (loss) before income taxes increasing $92 million to $47 million for the six months ended June 30, 2023 from $(45) million for the six months ended June 30, 2022.

Our provision for income taxes for the six months ended June 30, 2023 and 2022 was $65 million and $223 million, respectively, and the effective tax rates were 138.3% and (495.6)% for the six months ended June 30, 2023 and 2022, respectively. The decrease in the provision for income taxes for the six months ended June 30, 2023, compared to the same period in 2022 was due to a decrease in non-deductible interest for the six months ended June 30, 2023 compared to the same period in 2022. The difference in our effective tax rate for the year ended June 30, 2023, compared to the same period in 2022 was due to the aforementioned decrease in the provision for income taxes and the increase in income before taxes.

Net loss, as a percentage of net operating revenues, was (0.3)% for the six months ended June 30, 2023, compared to (4.4)% for the same period in 2022.

Net income attributable to noncontrolling interests as a percentage of net operating revenues was 1.1% for the six months ended June 30, 2023, compared to 1.0% for the same period in 2022.

Net loss attributable to Community Health Systems, Inc. stockholders was $(89) million for the six months ended June 30, 2023, compared to $(327) million for the same period in 2022.

Liquidity and Capital Resources

Net cash provided by operating activities decreased $63 million, from approximately $154 million for the six months ended June 30, 2022, to approximately $91 million for the six months ended June 30, 2023. Cash paid for interest was $385 million during the six months ended June 30, 2023, compared to $410 million for the same period in 2022. Cash paid for income taxes, net of refunds received, resulted in a net payment of $37 million and $6 million during the six months ended June 30, 2023 and 2022, respectively.

Net cash used in investing activities was approximately $105 million for the six months ended June 30, 2023, compared to approximately $237 million for the same period in 2022, a decrease of $132 million. Net cash used in investing activities during the six months ended June 30, 2023 was primarily impacted by an increase of $17 million in cash proceeds from the sale of property and equipment, an increase of $52 million in cash from the net impact of the purchases and sales of available-for-sale debt and equity securities, a decrease of $1 million in cash used to purchase other investments, a decrease of $1 million in cash used to purchase investments in unconsolidated affiliates and an increase of $108 million in cash proceeds from dispositions of hospitals and other ancillary operations. These increased uses of cash were partially offset by an increase of $11 million in cash paid for acquisitions of facilities and other related businesses and an increase of $36 million in cash used for the purchase of property and equipment.

Our net cash provided by financing activities was approximately $14 million for the six months ended June 30, 2023, compared to net cash used in financing activities of approximately $78 million for the same period in 2022, a change of $92 million. This was primarily due to the net effect of our debt borrowings and repayments during the six months ended June 30, 2023, compared to the same period in 2022.

Liquidity

Net working capital was approximately $1.1 billion at June 30, 2023 and $896 million at December 31, 2022. Net working capital increased by approximately $220 million between December 31, 2022 and June 30, 2023. The increase is primarily due to the increase in other current assets and prepaid expenses and taxes as well as decreases in accounts payable, current operating lease liabilities and accrued liabilities for employee compensation during the six months ended June 30, 2023, partially offset by a decrease in supplies and an increase in other accrued liabilities and current maturities of long-term debt.

In addition to cash flows from operations, available sources of capital include amounts available under the asset-based loan (ABL) credit agreement, or the ABL Credit Agreement and anticipated access to public and private debt markets as well as proceeds from the disposition of hospitals or other investments such as our minority equity interests in various businesses, as applicable.

Pursuant to the ABL Credit Agreement, the lenders have extended to CHS/Community Health Systems, Inc., or CHS, a revolving asset-based loan facility, or ABL Facility. The maximum aggregate amount under the ABL Facility is $1.0 billion, subject to borrowing base capacity. At June 30, 2023, we had outstanding borrowings of $150 million and approximately $764 million of additional borrowing capacity (after taking into consideration $85 million of outstanding letters of credit) under the ABL Facility. The issued letters of credit were primarily in support of potential insurance-related claims and certain bonds. Principal amounts outstanding under the ABL Facility, if any, will be due and payable in full on November 22, 2026.

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

As of June 30, 2023, approximately $30 million of our outstanding debt of approximately $11.8 billion is due within the next 12 months.

Net proceeds from divestitures, if any, are expected to be used for general corporate purposes (including potential debt repayments and/or debt repurchases) and capital expenditures.

Ongoing negative economic conditions may negatively impact our service mix, revenue mix, payor mix and patient volumes, as well as our ability to collect outstanding receivables. Any material increase in our billing cycles or deterioration in the collectability of our accounts receivable would adversely affect our cash flows and results of operations and may require an increased level of working capital.

We believe that internally generated cash flows and current levels of availability for additional borrowing under the ABL Facility, our anticipated continued access to the capital markets, and the use of proceeds from any potential future dispositions as noted above, will be sufficient to finance acquisitions, capital expenditures, working capital requirements, and any debt repurchases or other debt repayments we may elect to make or be required to make through the next 12 months and the foreseeable future thereafter. However, ongoing negative economic conditions (including inflationary conditions and elevated interest rate levels) have resulted in, and may continue to result in, significant disruptions of financial and capital markets, which could reduce our ability to access capital and negatively affect our liquidity in the future. Moreover, we do not expect to receive or recognize any significant level of payments or benefits under the CARES Act and other existing legislation in future periods.

We may elect from time to time to purchase our outstanding debt in open market purchases, privately negotiated transactions or otherwise. Any such debt repurchases will depend upon prevailing market conditions, our liquidity requirements, contractual restrictions, applicable securities law requirements and other factors.

There have been no material changes outside of the ordinary course of business to our upcoming cash obligations during the six months ended June 30, 2023, from those disclosed under “Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K filed with the SEC on February 17, 2023, or 2022 Form 10-K.

Capital Resources

Cash expenditures for purchases of facilities and other related businesses were approximately $15 million for the six months ended June 30, 2023, compared to $4 million for the same period in 2022. Our expenditures for the six months ended June 30, 2023 and 2022 were primarily related to physician practices, clinics, ambulatory surgery centers and other ancillary businesses.

Excluding the cost to construct replacement and de novo hospitals, our cash expenditures for routine capital for the six months ended June 30, 2023 totaled $223 million compared to $144 million in 2022. These capital expenditures related primarily to the purchase of additional equipment, minor renovations and information systems infrastructure. Costs to construct replacement hospitals totaled less than $1 million and $13 million for the six months ended June 30, 2023 and 2022, respectively. During the six months ended June 30, 2023 and 2022, we also had cash expenditures of $4 million and $34 million, respectively, that represent both planning and construction costs primarily for de novo hospitals.

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

Due to the complexities involved in these estimates, actual payments we receive could be different from the amounts we estimate and record. If the actual contractual reimbursement percentage under government programs and managed care contracts differed by 1% at June 30, 2023 from our estimated reimbursement percentage, net loss for the six months ended June 30, 2023 would have changed by approximately $97 million, and net accounts receivable at June 30, 2023 would have changed by $124 million. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues by an insignificant amount for the three and six-month periods ended June 30, 2023 and 2022.

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

Patient accounts receivable can be impacted by the effectiveness of our collection efforts and, as described in our significant accounting policies included in Note 1 of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 of this Form 10-Q, numerous factors may affect the net realizable value of accounts receivable. If the actual collection percentage differed by 1% at June 30, 2023 from our estimated collection percentage as a result of a change in expected recoveries, net loss for the six months ended June 30, 2023 would have changed by $37 million, and net accounts receivable at June 30, 2023 would have changed by $47 million. We also continually review our overall reserve adequacy by monitoring historical cash collections as a percentage of trailing net operating revenues, as well as by analyzing current period net operating revenues and admissions by payor classification, days revenue outstanding, the composition of self-pay receivables between pure self-pay patients and the patient responsibility portion of third-party insured receivables and the impact of recent acquisitions and dispositions.

Our policy is to write-off gross accounts receivable if the balance is under $10.00 or when such amounts are placed with outside collection agencies. We believe this policy accurately reflects our ongoing collection efforts and is consistent with industry practices. We had approximately $1.7 billion at both June 30, 2023 and December 31, 2022, being pursued by various outside collection agencies. We expect to collect less than 4%, net of estimated collection fees, of the amounts being pursued by outside collection agencies. As these amounts have been written-off, they are not included in our accounts receivable. Collections on amounts previously written-off are recognized as a recovery of net operating revenues when received. However, we take into consideration estimated collections of these future amounts written-off in determining the implicit price concessions used to measure the transaction price for the applicable portfolio of patient accounts receivable.

All of the following information is derived from our hospitals, excluding clinics, unless otherwise noted.

Patient accounts receivable from our hospitals represent approximately 99% of our total consolidated accounts receivable.

Days revenue outstanding, adjusted for the impact of receivables for state Medicaid supplemental payment programs and divested facilities, was 57 days at June 30, 2023 and 56 days at December 31, 2022.

Total gross accounts receivable (prior to allowance for contractual adjustments and implicit price concessions) was approximately $16.9 billion and $15.9 billion as of June 30, 2023 and December 31, 2022, respectively. The approximate percentage of total gross accounts receivable (prior to allowance for contractual adjustments and implicit price concessions) summarized by aging categories is as follows:

As of June 30, 2023:
	% of Gross Receivables
Payor	0 - 90 Days	90 - 180 Days	180 - 365 Days	Over 365 Days
Medicare	11%	1%	—%	—%
Medicare Managed Care	16%	3%	3%	2%
Medicaid	8%	1%	1%	1%
Managed Care and other third-party payors	17%	3%	3%	2%
Self-Pay	7%	5%	8%	8%

As of December 31, 2022:
	% of Gross Receivables
Payor	0 - 90 Days	90 - 180 Days	180 - 365 Days	Over 365 Days
Medicare	11%	1%	—%	—%
Medicare Managed Care	15%	3%	3%	1%
Medicaid	7%	1%	1%	1%
Managed Care and other third-party payors	18%	3%	3%	2%
Self-Pay	7%	6%	8%	9%

The approximate percentage of total gross accounts receivable (prior to allowances for contractual adjustments and implicit price concessions) summarized by payor is as follows:

	June 30,	December 31,
	2023	2022
Insured receivables	72.3%	69.5%
Self-pay receivables	27.7	30.5
Total	100.0%	100.0%

The combined total at our hospitals and clinics for the estimated implicit price concessions for self-pay accounts receivable and allowances for other self-pay discounts and contractuals, as a percentage of gross self-pay receivables, was approximately 91% at both June 30, 2023 and December 31, 2022. If the receivables that have been written-off, but where collections are still being pursued by outside collection agencies, were included in both the allowances and gross self-pay receivables specified above, the percentage of combined allowances to total self-pay receivables would have been 93% at both June 30, 2023 and December 31, 2022.

Goodwill

At June 30, 2023, we had approximately $4.1 billion of goodwill recorded, all of which resides at our hospital operations reporting unit. Goodwill represents the excess of the fair value of the consideration conveyed in an acquisition over the fair value of net assets acquired. Goodwill is evaluated for impairment annually and when an event occurs or circumstances change that, more likely than not, reduce the fair value of the reporting unit below its carrying value. We performed our last annual goodwill impairment evaluation during the fourth quarter of 2022 using the October 31, 2022 measurement date, which indicated no impairment.

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

Future estimates of fair value could be adversely affected if the actual outcome of one or more of the assumptions described above changes materially in the future, including as a result of any decline in or increased volatility of our stock price and the fair value of our long-term debt, lower than expected hospital volumes and/or net operating revenues, higher market interest rates, increased operating costs or other adverse impacts on our financial results. Such changes impacting the calculation of our fair value could result in a material impairment charge in the future.

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

The net present value of the projected payments was discounted using a weighted-average risk-free rate of approximately 3.8% at both June 30, 2023 and December 31, 2022. This liability is adjusted for new claims information in the period such information becomes known to us. Professional liability expense includes the losses resulting from professional liability claims and loss adjustment expense, as well as excess insurance premiums, and is presented within other operating expenses in the accompanying condensed consolidated statements of loss.

Our processes for obtaining and analyzing claims and incident data are standardized across all of our businesses and have been consistent for many years. We monitor the outcomes of the medical care services that we provide and for each reported claim, we obtain various information concerning the facts and circumstances related to that claim. In addition, we routinely monitor current key statistics and volume indicators in our assessment of utilizing historical trends. The average lag period between claim occurrence and payment of a final settlement is between three and four years, although the facts and circumstances of individual claims could result in the timing of such payments being different from this average. Since claims are paid promptly after settlement with the claimant is reached, settled claims represent approximately 1% of the total liability at the end of any period.

For purposes of estimating our individual claim accruals, we utilize specific claim information, including the nature of the claim, the expected claim amount, the year in which the claim occurred and the laws of the jurisdiction in which the claim occurred. Once the case accruals for known claims are determined, information is stratified by loss layers and retentions, accident years, reported years and geography. Several actuarial methods are used against this data to produce estimates of ultimate paid losses and reserves for incurred but not reported claims. Each of these methods uses our company-specific historical claims data and other information. Company-specific data includes information regarding our business, including historical paid losses and loss adjustment expenses, historical and current case loss reserves, actual and projected hospital statistical data, a variety of hospital census information, employed physician information, professional liability retentions for each policy year, geographic information and other data. Significant assumptions are made on the basis of the aforementioned information in estimating reserves for incurred but not reported claims. A 1% change in assumptions for either severity or frequency as of June 30, 2023 would have increased or decreased the reserve between $5 million to $15 million.

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

Excess insurance for all hospitals has been purchased through commercial insurance companies and generally covers us for liabilities in excess of the self-insured retentions. The excess coverage consists of multiple layers of insurance, the sum of which totals up to $95 million per occurrence and in the aggregate for claims reported on or after June 1, 2003, up to $145 million per occurrence and in the aggregate for claims reported on or after January 1, 2008, up to $195 million per occurrence and in the aggregate for claims reported on or after June 1, 2010, and up to at least $215 million per occurrence and in the aggregate for claims reported on or after June 1, 2015. In addition, for integrated occurrence professional liability claims, there is an additional $50 million of excess coverage for claims reported on or after June 1, 2014 and an additional $75 million of excess coverage for claims reported on or after June 1, 2015 through June 1, 2020. The $75 million in integrated occurrence coverage will also apply to claims reported between June 1, 2020 and June 1, 2024 for events that occurred prior to June 1, 2020 but which were not previously known or reported. For certain policy years prior to June 1, 2014, if the first aggregate layer of excess coverage becomes fully utilized, then the self-insured retention will increase to $10 million per claim for any subsequent claims in that policy year until our total aggregate coverage is met. Beginning June 1, 2018, this drop-down provision in the excess policies attaches over the $15 million per claim self-insured retention.

There were no significant changes in our estimate of the reserve for professional liability claims during the six months ended June 30, 2023.

Income Taxes

We must make estimates in recording provision for income taxes, including determination of deferred tax assets and deferred tax liabilities and any valuation allowances that might be required against the deferred tax assets. We believe that future income will enable us to realize certain deferred tax assets, subject to the valuation allowance we have established.

The total amount of unrecognized benefit that would impact the effective tax rate, if recognized, was $21 million at June 30, 2023. A total of $1 million of interest and penalties is included in the amount of liability for uncertain tax positions at June 30, 2023. It is our policy to recognize interest and penalties related to unrecognized benefits in our condensed consolidated statements of loss as income tax expense.

It is possible the amount of unrecognized tax benefit could change in the next 12 months as a result of a lapse of the statute of limitations and settlements with taxing authorities; however, we do not anticipate the change will have a material impact on our consolidated results of operations or consolidated financial position.

Our federal income tax return for the 2014, 2015 and 2018 tax years are under examination by the Internal Revenue Service. We believe the result of this examination will not be material to our consolidated results of operations or consolidated financial position. In addition, we have extended our federal statute of limitations through June 30, 2024 for the tax period ended December 31, 2018.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “thinks,” and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. A number of factors could affect the future results of the Company or the healthcare industry generally and could cause the Company’s expected results to differ materially from those expressed in this Form 10-Q. These factors include, among other things:

•
general economic and business conditions, both nationally and in the regions in which we operate, including the current negative macroeconomic conditions, ongoing inflationary pressures that have significantly increased and may continue to significantly increase our expenses, the current high interest rate environment, ongoing challenging labor market conditions and labor shortages, including the current and/or potential future adverse impact of such economic conditions and other factors on our net operating revenues (including our service mix, revenue mix, payor mix and/or patient volumes) and our ability to collect outstanding receivables, as well as the potential impact on us of financial and capital market instability and/or disruptions to the banking system due to bank failures and other factors, including any potential impact on our ability to access and or obtain the return of cash and cash equivalents, and/or our ability to access credit, liquidity and capital market sources on acceptable terms or at all;
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
•
the non-performance of third parties with whom we contract with respect to providing hospital-based physicians and the effectiveness of our efforts to mitigate such non-performance including through acquisitions of outsourced medical specialist businesses, engagement with new or replacement providers, employment of physicians and re-negotiation or assumption of existing contracts;
•
any failure to obtain medical supplies or pharmaceuticals at favorable prices;
•
liabilities and other claims asserted against us, including self-insured professional liability claims;
•
competition;
•
trends toward treatment of patients in less acute or specialty healthcare settings, including ambulatory surgery centers or specialty hospitals or via telehealth;
•
changes in medical or other technology;
•
any failure of our ongoing process of redesigning and consolidating key business functions, including through the implementation of a new core enterprise resource planning system, to proceed as expected or to be completed successfully;
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
•
effects related to pandemics, epidemics, or outbreaks of infectious diseases, including the impact of any future developments related to COVID-19 and the COVID-19 pandemic on our business, results of operations, financial condition, and/or cash flows;
•
any failure to comply with our obligations under license or technology agreements;
•
challenging economic conditions in non-urban communities in which we operate;
•
the concentration of our revenue in a small number of states;
•
our ability to realize anticipated cost savings and other benefits from our current strategic and operational cost savings initiatives;
•
any changes in or interpretations of income tax laws and regulations; and
•
the risk factors set forth in our 2022 Form 10-K and our other filings filed with the SEC.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the six months ended June 30, 2023, there have been no material changes in the quantitative and qualitative disclosures set forth in Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our 2022 Form 10-K.

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

There have been no changes in our internal control over financial reporting during the six months ended June 30, 2023 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we receive inquiries or subpoenas from state regulators, state Medicaid Fraud Control units, fiscal intermediaries, CMS, the U.S. Department of Justice and other government entities regarding various Medicare and Medicaid issues. In addition to the matters discussed below, we are currently responding to subpoenas and administrative demands concerning (a) certain emergency care services provided at one of our Texas hospitals and (b) billing for certain therapeutic drugs at a physician practice affiliated with one of our Pennsylvania hospitals. In addition, we are subject to other claims and lawsuits arising in the ordinary course of our business including lawsuits and claims related to billing and collection practices at our hospitals. Based on current knowledge, management does not believe that loss contingencies arising from pending legal, regulatory and governmental matters, including the matters described herein, will have a material adverse effect on the consolidated financial position or liquidity of the Company. However, in light of the inherent uncertainties involved in pending legal, regulatory and governmental matters, some of which are beyond our control, and the very large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to our results of operations or cash flows for any particular reporting period. Settlements of suits involving Medicare and Medicaid issues routinely require both monetary payments as well as corporate integrity agreements. Additionally, qui tam or “whistleblower” actions initiated under the FCA may be pending but placed under seal by the court to comply with the FCA’s requirements for filing such suits. In September 2014, the Criminal Division of the U.S. Department of Justice announced that all qui tam cases will be shared with their Division to determine if a parallel criminal investigation should be opened. The Criminal Division has also frequently stated an intention to pursue corporations in criminal prosecutions, including in its most recent Memorandum dated September 15, 2022. From time to time, we detect issues of non-compliance with Federal healthcare laws pertaining to claims submission and reimbursement practices and/or financial relationships with physicians. We avail ourselves of various mechanisms to address potential overpayments arising out of these issues, including repayment of claims, rebilling of claims, and participation in voluntary disclosure protocols offered by CMS and the Office of Inspector General. Participating in voluntary repayments and voluntary disclosure protocols can have the potential for significant settlement obligations or even enforcement action.

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

Shareholder Litigation

Caleb Padilla, individually and on behalf of all others similarly situated v. Community Health Systems, Inc., Wayne T. Smith, Larry Cash, and Thomas J. Aaron. This purported federal securities class action was filed in the United States District Court for the Middle District of Tennessee on May 30, 2019. It seeks class certification on behalf of purchasers of our common stock between February 20, 2017 and February 27, 2018 and alleges misleading statements resulted in artificially inflated prices for our common stock. On November 20, 2019, the District Court appointed Arun Bhattacharya and Michael Gaviria as lead plaintiffs in the case. The lead plaintiffs filed a consolidated class complaint on January 21, 2020. The Company filed a motion to dismiss the consolidated class complaint on March 23, 2020, and the District Court denied that motion on August 17, 2022. We have reached a tentative settlement of this matter, which was preliminarily approved by the District Court on May 31, 2023. The hearing to determine the Court’s final approval of the settlement is set for October 13, 2023.

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

Commercial Litigation and Other Lawsuits

Thomas Mason, MD, Steven Folstad, MD and Mid-Atlantic Emergency Medical Associates, PA v. Health Management Associates, LLC f/k/a Health Management Associates, Inc., Mooresville Hospital Management Associates d/b/a Lake Norman Regional Medical Center, Statesville HMA, LLC d/b/a Davis Regional Medical Center, Envision Healthcare Corporation f/k/a Emergency Medical Services Corporation, Emcare Holdings, Inc., and Emergency Medical Services, LP. This alleged wrongful retaliation case is filed in the United States District Court for the Western District of North Carolina. The plaintiffs allege their agreements with the defendants were terminated in retaliation for plaintiffs’ alleged refusal to admit patients unnecessarily to the defendant hospitals or otherwise perform unnecessary diagnostic testing. The allegations of the complaint relate to time periods prior to the hospitals’ affiliation with the Company. The plaintiffs filed a Third Amended Complaint on April 26, 2019. The defendants filed motions to dismiss, which were granted in part and denied in part on September 5, 2019. We believe these claims are without merit and are vigorously defending this case.

Tower Health, f/k/a Reading Health System, et al v. CHS/Community Health Systems, Inc., et al. This breach of contract action is pending in the United States District Court for the Eastern District of Pennsylvania. The plaintiffs allege breaches of an asset purchase agreement in connection with the sale of Pottstown Memorial Medical Center. The alleged breaches regard plaintiffs’ contention that the defendants failed to disclose certain conditions related to the physical plant of the hospital, along with various other alleged breaches of the asset purchase agreement. The plaintiffs filed an amended complaint on July 22, 2019. Trial for this matter began May 3, 2021 and closed on October 5, 2021. On September 6, 2022, the District Court issued a Memorandum Opinion denying all of Tower Health’s claims and entering a judgment in favor of the Company. The district Court also awarded the Company its attorneys’ fees and costs. On October 4, 2022, Tower Health filed a Rule 59 motion to alter or amend the District Court’s judgment and a Rule 15 motion to amend its pleadings. The Company has filed oppositions to both motions and has separately moved for its attorney’s fees. All three motions are pending. We believe Tower Health’s post judgment motions are without merit and are vigorously defending this case.

Daniel H. Golden, as Litigation Trustee of the QHC Litigation Trust, and Wilmington Savings Fund Society, FSB, solely in its capacity as indenture trustee v. Community Health Systems, Inc., et al. A complaint in this case was filed on October 25, 2021 in the United States Bankruptcy Court for the District of Delaware against various persons, including the Company, certain subsidiaries of the Company, certain former executive officers of the Company and Credit Suisse Securities (USA) LLC. Plaintiff Daniel H. Golden is the litigation trustee for a litigation trust which was formed under the plan of reorganization of Quorum Health Corporation, or QHC, and certain affiliated entities confirmed by order of the United States Bankruptcy Court for the District of Delaware wherein QHC and certain affiliated entities contributed various causes of action to such litigation trust. Plaintiff Wilmington Savings Fund Society is the indenture trustee for certain notes issued by QHC. The complaint seeks damages and other forms of recovery arising out of certain alleged actions taken by the Company and the other defendants in connection with the spin-off of QHC which was completed on April 29, 2016, and includes claims for unjust enrichment and for avoidance of certain transactions and payments by QHC to the Company connected with the spin-off, including the $1.21 billion special dividend paid by QHC to the Company as part of the spin-off transactions. We filed a motion to dismiss on January 14, 2022, and oral argument on that motion was heard on July 21, 2022. On March 16, 2023, the District Court granted in part and denied in part our motion to dismiss. We believe these claims are without merit and will vigorously defend this case.

Cybersecurity Event

As previously disclosed on a Current Report on Form 8-K filed by us on February 13, 2023, Fortra, LLC, a third-party vendor that provides a secure file transfer software platform utilized by our subsidiaries, experienced a security breach whereby Protected Health Information (“PHI”) (as defined by HIPAA) and Personal Information (“PI”) of certain patients of our healthcare facilities and certain facilities for which we performed services were exposed to Fortra’s attacker. Upon receiving notification of the security breach, we promptly launched an investigation, which has now been completed. This security breach has had no impact on any of our information systems, and we have not experienced a material interruption of business, including the delivery of patient care. With regard to the PHI and PI compromised by the Fortra breach, we currently estimate that approximately 1.2 million individuals may have been affected by this attack. We have provided notice to substantially all of the individuals affected by this attack, and have offered such individuals two years of credit monitoring and protection. We have provided notice of the breach to the HHS Office for Civil Rights, and we have provided required notices to various State Attorneys General. During the six months ended June 30, 2023, we incurred, and we may continue to incur in the future, expenses and losses related to this incident, some of which may not be covered by our cyber/privacy liability insurance policies. While we are continuing to measure the impact of this security breach, including certain remediation expenses, existing litigation (as noted below) and/or possible future litigation that may be filed against us in connection with this event and other potential liabilities, this incident has not had, and we do not currently believe this incident will have, a material adverse effect on our business, operations, or financial results.

A number of practically identical purported class action lawsuits were filed against the Company in the United States District Court for the Middle District of Tennessee related to the Fortra data breach. The first of these cases filed was Kuffrey v. Community Health Systems, Inc. and CHSPSC, LLC. The individuals filing these cases all sought to represent a purported class of individuals who are alleged victims of the Fortra breach. On May 19, 2023, the District Court consolidated all of these cases into a single case. We believe the claims are without merit and will vigorously defend the case.

Item 1A. Risk Factors

The following supplements the Company’s risk factors previously disclosed in the 2022 Form 10-K by adding the following risk factors. Except as set forth below, there have been no material changes with regard to the risk factors previously disclosed in the 2022 Form 10-K.

Risks Related to Human Capital

We may be adversely impacted by the inability of third parties with whom we contract to provide hospital-based physicians as the result of industry-wide disruptions in the market for outsourced medical specialists.

We contract with various third-parties who provide hospital-based physicians, including emergency, anesthesiology, hospitalist/inpatient care, radiology, tele-radiology and surgery. Third-party providers of hospital-based physicians, including those with whom we contract, have experienced significant disruption in the form of regulatory changes, including those stemming from enactment of the No Surprises Act, challenging labor market conditions resulting from a shortage of physicians and inflationary wage-related pressures, as well as increased competition through consolidation of physician groups. In some instances, providers of outsourced medical specialists have become insolvent and unable to fulfill their contracts with us for providing hospital-based physicians. The success of our hospitals depends in part on the adequacy of staffing, including through contracts with third parties. If we are unable to adequately contract with providers, or the providers with whom we contract become unable to fulfill their contracts, our admissions may decrease, and our operating performance, capacity and growth prospects may be adversely affected. Further, our efforts to mitigate the potential impact to our business from third-party providers who are unable to fulfill their contracts to provide hospital-based physicians, including through acquisitions of outsourced medical specialist businesses, employment of physicians and re-negotiation or assumption of existing contracts, may be unsuccessful. These developments with respect to providers of outsourced medical specialists, and our inability to effectively respond to and mitigate the potential impact of such developments, may disrupt our ability to provide healthcare services, which may adversely impact our business and financial results.

Risks Related to Cybersecurity and Technology

If the redesign and consolidation of key business functions, including through the implementation of a core enterprise resource planning system, or ERP, does not proceed as expected or is not completed successfully, our business and financial results may be adversely impacted.

We have begun a transformative process of redesigning numerous workflows that is intended to modernize and consolidate our technology platforms and associated processes across our organization. As part of this process, we are creating shared business operations to carry out certain financial and operational functions and are designing and implementing a new ERP system. We are currently in the design phases of the project and expect implementation of individual modules of the ERP and other aspects of this process to occur over a multi-year period. The redesign of various business processes and implementation of this ERP and other aspects of this transformative process requires an investment of significant personnel and financial resources, including substantial expenditures for third-party consultants and system hardware and software. This implementation process could disrupt our operations or otherwise adversely affect us, including as the result of delays, disruptions to business continuity, higher than anticipated expenditures, potential design defects, data migration issues, diversion of management’s attention from other key priorities, increased cybersecurity risks and adverse impacts on the effectiveness of our internal controls over financial reporting. If we are unable to complete this redesign and consolidation of key business functions, including the implementation of the ERP, effectively, on a timely basis, or at all, our financial position, results of operations and cash flows may be adversely affected. Moreover, there is no assurance that this new ERP and other aspects of this process, once implemented, will meet our current or future business needs or will operate as intended.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

The following table contains information about our purchases of common stock during the three months ended June 30, 2023.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (b)
April 1, 2023 -
April 30, 2023	—	$—	—	—
May 1, 2023 -
May 31, 2023	—	—	—	—
June 1, 2023 -
June 30, 2023	15,286	3.77	—	—
Total	15,286	$3.77	—	—

(a)
15,286 shares were withheld to satisfy the payment of tax obligations related to the vesting of restricted stock awards.
(b)
We had no publicly announced repurchase programs for shares of our common stock during the three months ended June 30, 2023.

The ABL Facility and the indentures governing each series of our outstanding notes restrict our subsidiaries from, among other matters, paying dividends and making distributions to us, which thereby limits our ability to pay dividends and/or repurchase stock. As of June 30, 2023, under the most restrictive test in these agreements (and subject to certain exceptions), we have approximately $300 million of capacity to pay permitted dividends and/or repurchase shares of stock or make other restricted payments.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None. Without limiting the generality of the foregoing, during the three months ended June 30, 2023, no director or officer of the Company adopted or terminated any "Rule 10b5-1 trading arrangement," or any "non-Rule 10b-5 trading arrangement," as such terms are defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

No.		Description
2.1

Asset Purchase Agreement, as amended, dated as of December 30, 2022, by and between CHS/Community Health Systems, Inc., CAMC Plateau Medical Center, Inc. and Vandalia Health, Inc. (incorporated by reference to Exhibit 2.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed April 3, 2023 (No. 001-15925))

2.2

Asset Purchase Agreement, dated as of July 24, 2023, by and between certain subsidiaries of CHS/Community Health Systems, Inc. and Florida Health Sciences Center, Inc. d/b/a Tampa General Hospital and certain of its subsidiaries named therein (incorporated by reference to Exhibit 2.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 25, 2023 (No. 001-15925))

10.1	†

Community Health Systems, Inc. 2009 Stock Option and Award Plan, as amended and restated as of March 22, 2023 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.'s Current Report on Form 8-K filed May 10, 2023 (No. 001-15925)

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

The following financial information from our quarterly report on Form 10-Q for the quarter and six months ended June 30, 2023 and 2022, filed with the SEC on August 3, 2023, formatted in Inline Extensible Business Reporting Language: (i) the condensed consolidated statements of loss for the three and six months ended June 30, 2023 and 2022, (ii) the condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2023 and 2022, (iii) the condensed consolidated balance sheets at June 30, 2023 and December 31, 2022, (iv) the condensed consolidated statements of cash flows for the six months ended June 30, 2023 and 2022, and (v) the notes to the condensed consolidated financial statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

Date: August 3, 2023