Form 10-Q
period 2023-09-30
COMMUNITY HEALTH SYSTEMS INC
filed 2023-10-26
CIK 1108109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023 ☐

or

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

As of October 20, 2023, there were outstanding 136,800,913 shares of the Registrant’s Common Stock, $0.01 par value.

Community Health Systems, Inc.

Form 10-Q

For the Three and Nine Months Ended September 30, 2023

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF LOSS

(In millions, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net operating revenues	$3,086	$3,025	$9,308	$9,069
Operating costs and expenses:
Salaries and benefits	1,338	1,352	4,040	3,972
Supplies	489	492	1,499	1,477
Other operating expenses	853	828	2,524	2,511
Lease cost and rent	79	80	240	236
Pandemic relief funds	—	(115)	—	(171)
Depreciation and amortization	128	137	384	398
Impairment and (gain) loss on sale of businesses, net	26	47	(9)	54
Total operating costs and expenses	2,913	2,821	8,678	8,477
Income from operations	173	204	630	592
Interest expense, net	208	217	621	652
Loss (gain) from early extinguishment of debt	—	(78)	—	(73)
Equity in earnings of unconsolidated affiliates	(2)	(5)	(5)	(11)
(Loss) income before income taxes	(33)	70	14	24
Provision for income taxes	19	70	84	291
Net (loss) income	(52)	—	(70)	(267)
Less: Net income attributable to noncontrolling interests	39	42	110	102
Net loss attributable to Community Health Systems, Inc. stockholders	$(91)	$(42)	$(180)	$(369)
Loss per share attributable to Community Health Systems, Inc. stockholders:
Basic	$(0.69)	$(0.32)	$(1.38)	$(2.86)
Diluted	$(0.69)	$(0.32)	$(1.38)	$(2.86)
Weighted-average number of shares outstanding:
Basic	130,698,907	129,141,673	130,352,865	128,689,999
Diluted	130,698,907	129,141,673	130,352,865	128,689,999

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In millions)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net (loss) income	$(52)	$—	$(70)	$(267)
Other comprehensive (loss) income, net of income taxes:
Net change in fair value of available-for-sale debt securities, net of tax	(3)	(6)	(1)	(20)
Amortization and recognition of unrecognized pension cost components, net of tax	—	—	—	1
Other comprehensive loss	(3)	(6)	(1)	(19)
Comprehensive loss	(55)	(6)	(71)	(286)
Less: Comprehensive income attributable to noncontrolling interests	39	42	110	102
Comprehensive loss attributable to Community Health Systems, Inc. stockholders	$(94)	$(48)	$(181)	$(388)

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$91	$118
Patient accounts receivable	2,160	2,040
Supplies	325	353
Prepaid income taxes	98	99
Prepaid expenses and taxes	249	237
Other current assets	325	235
Total current assets	3,248	3,082
Property and equipment	9,367	9,639
Less accumulated depreciation and amortization	(4,207)	(4,274)
Property and equipment, net	5,160	5,365
Goodwill	3,943	4,166
Deferred income taxes	49	49
Other assets, net	2,274	2,007
Total assets	$14,674	$14,669
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$22	$21
Current operating lease liabilities	121	148
Accounts payable	837	773
Accrued liabilities:
Employee compensation	513	637
Accrued interest	184	189
Other	472	418
Total current liabilities	2,149	2,186
Long-term debt	11,820	11,614
Deferred income taxes	344	354
Long-term operating lease liabilities	560	605
Other long-term liabilities	694	644
Total liabilities	15,567	15,403
Redeemable noncontrolling interests in equity of consolidated subsidiaries	329	541
STOCKHOLDERS’ DEFICIT
Community Health Systems, Inc. stockholders’ deficit:
Preferred stock, $.01 par value per share, 100,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value per share, 300,000,000 shares authorized; 136,772,094 shares issued and outstanding at September 30, 2023, and 134,703,717 shares issued and outstanding at December 31, 2022	1	1
Additional paid-in capital	2,170	2,084
Accumulated other comprehensive loss	(23)	(21)
Accumulated deficit	(3,611)	(3,431)
Total Community Health Systems, Inc. stockholders’ deficit	(1,463)	(1,367)
Noncontrolling interests in equity of consolidated subsidiaries	241	92
Total stockholders’ deficit	(1,222)	(1,275)
Total liabilities and stockholders’ deficit	$14,674	$14,669

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(70)	$(267)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	384	398
Deferred income taxes	22	290
Stock-based compensation expense	16	14
Impairment and (gain) loss on sale of businesses, net	(9)	54
Loss (gain) from early extinguishment of debt	—	(73)
Other non-cash expenses, net	132	140
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Patient accounts receivable	(119)	93
Supplies, prepaid expenses and other current assets	(100)	(94)
Accounts payable, accrued liabilities and income taxes	(69)	(90)
Other	(67)	(174)
Net cash provided by operating activities	120	291
Cash flows from investing activities:
Acquisitions of facilities and other related businesses	(35)	(9)
Purchases of property and equipment	(357)	(284)
Proceeds from disposition of hospitals and other ancillary operations	123	3
Proceeds from sale of property and equipment	27	30
Purchases of available-for-sale debt securities and equity securities	(126)	(73)
Proceeds from sales of available-for-sale debt securities and equity securities	221	62
Distribution of CoreTrust proceeds	—	121
Purchases of investments in unconsolidated affiliates	(8)	(18)
Increase in other investments	(51)	(39)
Net cash used in investing activities	(206)	(207)
Cash flows from financing activities:
Repurchase of restricted stock shares for payroll tax withholding requirements	(4)	(8)
Deferred financing costs and other debt-related costs	—	(73)
Proceeds from noncontrolling investors in joint ventures	4	10
Redemption of noncontrolling investments in joint ventures	(1)	(2)
Distributions to noncontrolling investors in joint ventures	(108)	(105)
Other borrowings	30	35
Issuance of long-term debt	—	1,535
Proceeds from ABL Facility	2,290	—
Repayments of long-term indebtedness	(2,152)	(1,683)
Net cash provided by (used in) financing activities	59	(291)
Net change in cash and cash equivalents	(27)	(207)
Cash and cash equivalents at beginning of period	118	507
Cash and cash equivalents at end of period	$91	$300
Supplemental disclosure of cash flow information:
Interest payments	$(583)	$(614)
Income tax payments, net	$(61)	$(6)

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The unaudited condensed consolidated financial statements of Community Health Systems, Inc. (the “Parent” or “Parent Company”) and its subsidiaries (the “Company”) as of September 30, 2023 and December 31, 2022 and for the three-month and nine-month periods ended September 30, 2023 and 2022, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. All intercompany transactions and balances have been eliminated. The results of operations for the three and nine months ended September 30, 2023, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2023. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates under different assumptions or conditions.

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

Substantially all of the Company’s operating costs and expenses are “cost of revenue” items. Operating costs that could be classified as general and administrative by the Company include the Company’s corporate office costs at its Franklin, Tennessee office, which were $61 million and $60 million for the three months ended September 30, 2023 and 2022, respectively, and $187 million and $179 million for the nine months ended September 30, 2023 and 2022, respectively.

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

Revenue Recognition.

Net Operating Revenues

Net operating revenues are recorded at the transaction price estimated by the Company to reflect the total consideration due from patients and third-party payors in exchange for providing goods and services in patient care. These services are considered to be a single performance obligation and have a duration of less than one year. Revenues are recorded as these goods and services are provided. The transaction price, which involves significant estimates, is determined based on the Company’s standard charges for the goods and services provided, with a reduction recorded for price concessions related to third party contractual arrangements as well as patient discounts and other patient price concessions. During each of the three and nine-month periods ended September 30, 2023 and 2022, the impact of changes to the inputs used to determine the transaction price was considered immaterial.

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

The Company’s net operating revenues during the three and nine months ended September 30, 2023 and 2022 have been presented in the following table based on an allocation of the estimated transaction price with the patient between the primary patient classification of insurance coverage (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Medicare	$608	$644	$1,884	$1,928
Medicare Managed Care	498	479	1,563	1,471
Medicaid	456	449	1,328	1,362
Managed Care and other third-party payors	1,479	1,446	4,441	4,248
Self-pay	45	7	92	60
Total	$3,086	$3,025	$9,308	$9,069

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

Final settlements for some payors and programs are subject to adjustment based on administrative review and audit by third parties. As a result of these final settlements, the Company has recorded amounts due to third-party payors of $119 million and $101 million as of September 30, 2023 and December 31, 2022, respectively, and these amounts are included in accrued liabilities-other in the accompanying condensed consolidated balance sheets. Amounts due from third-party payors were $121 million and $97 million as of September 30, 2023 and December 31, 2022, respectively, and are included in other current assets in the accompanying condensed consolidated balance sheets. Substantially all Medicare and Medicaid cost reports are final settled through 2018.

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

These charity care services are estimated to be $355 million and $285 million for the three months ended September 30, 2023 and 2022, respectively, and $1.0 billion and $1.1 billion for the nine months ended September 30, 2023 and 2022, respectively, representing the value (at the Company’s standard charges) of these charity care services that are excluded from net operating revenues. The estimated cost incurred by the Company to provide these charity care services to patients who are unable to pay was approximately $39 million and $33 million during the three months ended September 30, 2023 and 2022, respectively, and $111 million and $121 million for the nine months ended September 30, 2023 and 2022, respectively. The estimated cost of these charity care services was determined using a ratio of cost to gross charges and applying that ratio to the gross charges associated with providing care to charity patients for the period.

Accounting for the Impairment or Disposal of Long-Lived Assets. During the nine months ended September 30, 2023, the Company recorded a net gain of approximately $9 million, comprised of a gain of $63 million related to the sale of three hospitals, offset by (i) an approximate $21 million impairment charge to adjust the carrying value of long-lived assets at a hospital that was sold at a sales price below carrying value, (ii) an approximate $25 million impairment charge recorded to reduce the carrying value of two hospitals that were deemed held-for-sale based on the difference between the carrying value of the disposal group compared to the estimated fair value less costs to sell, and (iii) an approximate $8 million impairment charge recorded to reduce the carrying value of several assets that were idled, disposed of or held-for-sale. During the nine months ended September 30, 2023, approximately $84 million of goodwill was allocated from the hospital operations reporting unit associated with the disposal groups for which impairment charges or a gain on sale was recorded during the period.

During the nine months ended September 30, 2022, the Company recorded an impairment charge of approximately $54 million, which consists of $6 million to adjust the carrying value of long-lived assets at a hospital that was subsequently sold at a sales price below carrying value and $48 million primarily related to the closure of Shorepoint Health Venice in Venice, Florida, and near-complete closure of First Hospital Wyoming Valley (psychiatric hospital) in Wilkes-Barre, Pennsylvania, during the three months ended September 30, 2022.

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

The 2009 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code (“IRC”) and for the grant of stock options which do not so qualify, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance-based shares or units and other share awards. Persons eligible to receive grants under the 2009 Plan include the Company’s directors, officers, employees and consultants. To date, all options granted under the 2009 Plan have been “nonqualified” stock options for tax purposes. Generally, these options vest in one-third increments on each of the first three anniversaries of the option grant date and expire on the tenth anniversary of the option grant date. The exercise price of all options granted under the 2009 Plan is equal to the fair value of the Company’s common stock on the option grant date. As of September 30, 2023, 9,029,110 shares of unissued common stock were reserved for future grants under the 2009 Plan.

The following table reflects the impact of total compensation expense related to stock-based equity plans on the reported operating results for the respective periods (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Effect on (loss) income before income taxes	$(6)	$(6)	$(16)	$(14)
Effect on net (loss) income	$(5)	$(5)	$(13)	$(11)

At September 30, 2023, $34 million of unrecognized stock-based compensation expense related to outstanding unvested stock options, restricted stock and restricted stock units (the terms of which are summarized below) was expected to be recognized over a weighted-average period of 22 months. Of that amount, $6 million relates to outstanding unvested stock options expected to be recognized over a weighted-average period of 22 months and $28 million relates to outstanding unvested restricted stock and restricted stock units expected to be recognized over a weighted-average period of 22 months. There were no modifications to awards during the nine months ended September 30, 2023 and 2022.

The fair value of stock options was estimated using the Black Scholes option pricing model with the following assumptions and weighted-average fair values during the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Expected volatility	N/A	N/A	87.3%	84.3% - 87.5%
Expected dividends	N/A	N/A	—	—
Expected term	N/A	N/A	6 years	3 - 6 years
Risk-free interest rate	N/A	N/A	4.2%	1.5% - 1.6%

In determining the expected term, the Company examined concentrations of option holdings and historical patterns of option exercises and forfeitures, as well as forward-looking factors, in an effort to determine if there were any discernible employee populations. From this analysis, in determining the expected term for the nine months ended September 30, 2023, the Company identified one population, consisting of persons receiving grants of stock options. Additionally, in determining the expected term for the nine months ended September 30, 2022, two populations were identified, one consisting of certain senior executives who have since retired, and the other consisting of substantially all other recipients.

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

Options outstanding and exercisable under the 2009 Plan as of September 30, 2023, and changes during each of the three-month periods following December 31, 2022, was as follows (in millions, except share and per share data):

			Weighted-	Aggregate
		Weighted-	Average	Intrinsic
		Average	Remaining	Value as of
		Exercise	Contractual	September 30,
	Shares	Price	Term	2023
Outstanding at December 31, 2022	2,831,751	$7.32
Granted	814,000	6.15
Exercised	(8,334)	4.97
Forfeited and cancelled	—	—
Outstanding at March 31, 2023	3,637,417	7.06
Granted	—	—
Exercised	(6,667)	4.93
Forfeited and cancelled	—	—
Outstanding at June 30, 2023	3,630,750	7.07
Granted	—	—
Exercised	—	—
Forfeited and cancelled	—	—
Outstanding at September 30, 2023	3,630,750	$7.07	7.6 years	$—
Exercisable at September 30, 2023	2,071,994	$6.46	6.7 years	$—

No stock options were granted during the three months ended September 30, 2023 and 2022. The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2023 and 2022 was $4.61 and $7.25, respectively. The aggregate intrinsic value (calculated as the number of in-the-money stock options multiplied by the difference between the Company’s closing stock price on the last trading day of the reporting period ($2.90) and the exercise price of the respective stock options) in the table above represents the amount that would have been received by the option holders had all option holders exercised their options on September 30, 2023. This amount changes based on the market value of the Company’s common stock. The aggregate intrinsic value of options exercised was less than $1 million during both of the nine-month periods ended September 30, 2023 and 2022. No options were exercised during the three months ended September 30, 2023 and 2022. The aggregate intrinsic value of options vested and expected to vest approximates that of the outstanding options.

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

Restricted stock outstanding under the 2009 Plan as of September 30, 2023, and changes during each of the three-month periods following December 31, 2022, was as follows:

		Weighted-
		Average Grant
	Shares	Date Fair Value
Unvested at December 31, 2022	5,541,065	$8.53
Granted	2,651,000	6.14
Vested	(2,076,569)	6.77
Forfeited	(10,001)	9.31
Unvested at March 31, 2023	6,105,495	8.09
Granted	59,000	3.34
Vested	(56,668)	8.79
Forfeited	(12,001)	9.32
Unvested at June 30, 2023	6,095,826	8.03
Granted	—	—
Vested	(4,001)	9.72
Forfeited	(20,668)	7.23
Unvested at September 30, 2023	6,071,157	8.03

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

RSUs outstanding under the 2009 Plan as of September 30, 2023, and changes during each of the three-month periods following December 31, 2022, was as follows:

		Weighted-
		Average Grant
	Shares	Date Fair Value
Unvested at December 31, 2022	512,360	$7.54
Granted	365,037	6.15
Vested	(95,577)	7.92
Forfeited	—	—
Unvested at March 31, 2023	781,820	6.84
Granted	—	—
Vested	(5,894)	5.00
Forfeited	—	—
Unvested at June 30, 2023	775,926	6.86
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested at September 30, 2023	775,926	6.86

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

The Company accounts for asset acquisitions pursuant to a cost accumulation model. Direct transaction costs are recognized as part of the cost of an acquisition. The Company also evaluates which elements of a transaction should be accounted for as part of an asset acquisition and which should be accounted for separately. The cost of an asset acquisition, including transaction costs, is allocated to identifiable assets acquired and liabilities assumed based on a relative fair value basis. Goodwill is not recognized in an asset acquisition.

During the nine months ended September 30, 2023, one or more subsidiaries of the Company paid approximately $35 million to acquire the operating assets and related businesses of certain physician practices, clinics, ambulatory surgery centers and other ancillary businesses that operate within the communities served by the Company’s affiliated hospitals. The majority of this amount relates to the Company's purchase of certain assets from American Physician Partners ("APP") for approximately $20 million. This transaction, which resulted in the Company recording a definite-lived intangible asset for the acquisition of an assembled workforce, was accounted for as an asset acquisition. In connection with these acquisitions, inclusive of APP, the Company allocated the purchase price to property and equipment, working capital, intangible assets, noncontrolling interests and goodwill.

Divestitures

The following table provides a summary of hospitals that the Company divested (or, in the case of Lutheran Rehabilitation Hospital, in which the Company sold a majority interest) during the nine months ended September 30, 2023 and the year ended December 31, 2022:

			Licensed
Hospital	Buyer	City, State	Beds	Effective Date
2023 Divestitures:
Greenbrier Valley Medical Center	Vandalia Health, Inc.	Ronceverte, WV	122	January 1, 2023
Plateau Medical Center	Vandalia Health, Inc.	Oak Hill, WV	25	April 1, 2023
Medical Center of South Arkansas	SARH Holdings, Inc.	El Dorado, AR	166	July 1, 2023
Lutheran Rehabilitation Hospital	Select Medical Corporation	Fort Wayne, IN	36	September 1, 2023

2022 Divestiture:
AllianceHealth Seminole	SSM HealthCare of Oklahoma, Inc.	Seminole, OK	32	July 1, 2022

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

On February 28, 2023, the Company entered into a definitive agreement for the sale of substantially all of the assets of Lake Norman Regional Medical Center (123 licensed beds) in Mooresville, North Carolina, and Davis Regional Medical Center (144 licensed beds) in Statesville, North Carolina, to Novant Health, Inc. These hospitals were classified as held-for-sale as of September 30, 2023.

On July 24, 2023, subsidiaries of the Company entered into a definitive agreement for the sale of substantially all of the assets of Bravera Health Brooksville (120 licensed beds) in Brooksville, Florida, Bravera Health Seven Rivers (128 licensed beds) in Crystal River, Florida, and Bravera Health Spring Hill (124 licensed beds) in Spring Hill, Florida, to Florida Health Sciences Center, Inc., and certain of its affiliates. These hospitals were classified as held-for-sale as of September 30, 2023.

On August 4, 2023, subsidiaries of the Company entered into a definitive agreement for the sale of AllianceHealth Ponca City (140 licensed beds) in Ponca City, Oklahoma, and AllianceHealth Woodward (87 licensed beds) in Woodward, Oklahoma, to INTEGRIS Health, Inc. During the three months ended December 31, 2022, the Company notified the lessor of AllianceHealth Woodward that it will not renew the lease that expires effective December 1, 2023. The lessor has subsequently selected INTEGRIS Health, Inc. as the new leaseholder and operator. These hospitals were classified as held-for-sale as of September 30, 2023.

The following table discloses amounts included in the condensed consolidated balance sheets for the hospitals classified as held-for-sale as of September 30, 2023 and December 31, 2022 (in millions). Other assets, net, primarily includes the net property and equipment and goodwill for the hospitals held-for-sale. No divestitures or potential divestitures meet the criteria for reporting as a discontinued operation as of September 30, 2023 or December 31, 2022.

	September 30, 2023	December 31, 2022
Other current assets	$23	$6
Other assets, net	469	132
Accrued liabilities	(33)	(4)

4. GOODWILL

The changes in the carrying amount of goodwill for the nine months ended September 30, 2023 are as follows (in millions):

Balance, as of December 31, 2022
Goodwill	$6,980
Accumulated impairment losses	(2,814)
4,166
Goodwill acquired as part of acquisitions during current year	17
Goodwill allocated to hospitals divested or held-for-sale	(240)
Balance, as of September 30, 2023
Goodwill	6,757
Accumulated impairment losses	(2,814)
$3,943

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

5. INCOME TAXES

The total amount of unrecognized benefit that would affect the effective tax rate, if recognized, was $32 million at September 30, 2023. A total of $2 million of interest and penalties is included in the amount of the liability for uncertain tax positions at September 30, 2023. It is the Company’s policy to recognize interest and penalties related to unrecognized benefits in its condensed consolidated statements of loss as income tax expense.

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

The Company’s provision for income taxes was $19 million and $70 million for the three months ended September 30, 2023 and 2022, respectively, and $84 million and $291 million for the nine months ended September 30, 2023 and 2022, respectively. The Company’s effective tax rates were (57.6)% and 100.0% for the three months ended September 30, 2023 and 2022, respectively, and 600.0% and 1,212.5% for the nine months ended September 30, 2023 and 2022, respectively. The decrease in the provision for income taxes for the three and nine months ended September 30, 2023, compared to the same period in 2022 was primarily due to a decrease in non-deductible interest for 2023 compared to 2022. The difference in the Company’s effective tax rate for the three and nine months ended September 30, 2023, compared to the same period in 2022 is due to the decrease in the provision for income taxes and the decrease in (loss) income before taxes.

Cash paid for income taxes, net of refunds received, resulted in a net payment of $24 million and approximately less than $1 million during the three months ended September 30, 2023 and 2022, respectively, and $61 million and $6 million during the nine months ended September 30, 2023 and 2022, respectively.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

6. LONG-TERM DEBT

Long-term debt, net of unamortized debt issuance costs and discounts or premiums, consists of the following (in millions):

	September 30,	December 31,
	2023	2022
8% Senior Secured Notes due 2026	$2,101	$2,101
8% Senior Secured Notes due 2027	700	700
5⅝% Senior Secured Notes due 2027	1,900	1,900
6⅞% Senior Notes due 2028	756	756
6% Senior Secured Notes due 2029	900	900
5¼% Senior Secured Notes due 2030	1,535	1,535
4¾% Senior Secured Notes due 2031	1,058	1,058
6⅞% Junior-Priority Secured Notes due 2029	1,386	1,386
6⅛% Junior-Priority Secured Notes due 2030	1,232	1,232
ABL Facility	230	53
Finance lease and financing obligations	371	380
Other	32	36
Less: Unamortized deferred debt issuance costs and note premium	(359)	(402)
Total debt	11,842	11,635
Less: Current maturities	(22)	(21)
Total long-term debt	$11,820	$11,614

Pursuant to the asset-based loan (ABL) credit agreement, the lenders have extended to CHS/Community Health Systems, Inc. (“CHS”) a revolving asset-based loan facility (the “ABL Facility”). The maximum aggregate principal amount under the ABL Facility is $1.0 billion, subject to borrowing base capacity. At September 30, 2023, the Company had outstanding borrowings of $230 million and approximately $679 million of additional borrowing capacity (after taking into consideration the $82 million of outstanding letters of credit) under the ABL Facility. The issued letters of credit were primarily in support of potential insurance-related claims and certain bonds.

The ABL Facility contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the Company’s ability, subject to certain exceptions, to, among other things (1) declare dividends, make distributions or redeem or repurchase capital stock, (2) prepay, redeem or repurchase other debt, (3) incur liens or grant negative pledges, (4) make loans and investments and enter into acquisitions and joint ventures, (5) incur additional indebtedness or provide certain guarantees, (6) engage in mergers, acquisitions and asset sales, (7) conduct transactions with affiliates, (8) alter the nature of the Company’s, CHS’ or the guarantors’ businesses, (9) grant certain guarantees with respect to physician practices, (10) engage in sale and leaseback transactions or (11) change the Company’s fiscal year. The Company is also required to comply with a consolidated fixed coverage ratio, upon certain triggering events described below, and various affirmative covenants. The consolidated fixed charge coverage ratio is calculated as the ratio of (x) consolidated EBITDA (as defined in the ABL Facility) less capital expenditures to (y) the sum of consolidated interest expense (as defined in the ABL Facility), scheduled principal payments, income taxes and restricted payments made in cash or in permitted investments. For purposes of calculating the consolidated fixed charge coverage ratio, the calculation of consolidated EBITDA as defined in the ABL Facility is a trailing 12-month calculation that begins with the Company’s consolidated net income, with certain adjustments for interest, taxes, depreciation and amortization, net income attributable to noncontrolling interests, stock compensation expense, restructuring costs, and the financial impact of other non-cash or non-recurring items recorded during any such 12-month period. The consolidated fixed charge coverage ratio is a required covenant only in periods where the total borrowings outstanding under the ABL Facility reduce the amount available in the facility to less than the greater of (i) $95 million or (ii) 10% of the calculated borrowing base. As a result, in the event the Company has less than $95 million available under the ABL Facility, the Company would need to comply with the consolidated fixed charge coverage ratio. At September 30, 2023, the Company is not subject to the consolidated fixed charge coverage ratio as such triggering event had not occurred during the twelve months ended September 30, 2023.

The Company paid interest of $198 million and $204 million on borrowings during the three months ended September 30, 2023 and 2022, respectively, and $583 million and $614 million on borrowings during the nine months ended September 30, 2023 and 2022, respectively.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments has been estimated by the Company using available market information as of September 30, 2023 and December 31, 2022, and valuation methodologies considered appropriate. The estimates presented in the table below are not necessarily indicative of amounts the Company could realize in a current market exchange (in millions):

	September 30, 2023		December 31, 2022
	Carrying	Estimated Fair	Carrying	Estimated Fair
	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	$91	$91	$118	$118
Investments in equity securities	63	63	107	107
Available-for-sale debt securities	173	173	179	179
Trading securities	4	4	5	5
Liabilities:
8% Senior Secured Notes due 2026	2,087	2,005	2,083	1,917
8% Senior Secured Notes due 2027	694	651	693	631
5⅝% Senior Secured Notes due 2027	1,843	1,635	1,833	1,633
6⅞% Senior Notes due 2028	750	406	749	389
6% Senior Secured Notes due 2029	868	729	865	751
5¼% Senior Secured Notes due 2030	1,455	1,171	1,448	1,166
4¾% Senior Secured Notes due 2031	1,054	751	1,053	766
6⅞% Junior-Priority Secured Notes due 2029	1,291	746	1,282	720
6⅛% Junior-Priority Secured Notes due 2030	1,169	635	1,164	615
ABL Facility and other debt	259	259	85	85

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

In instances where the determination of the fair value hierarchy measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment of factors specific to the asset or liability. Transfers between levels within the fair value hierarchy are recognized by the Company on the date of the change in circumstances that requires such transfer. There were no transfers between levels during the nine months ended September 30, 2023 and 2022.

The following table sets forth, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 (in millions):

	September 30, 2023	Level 1	Level 2	Level 3
Investments in equity securities	$63	$63	$—	$—
Available-for-sale debt securities	173	—	173	—
Trading securities	4	—	4	—
Total assets	$240	$63	$177	$—

	December 31, 2022	Level 1	Level 2	Level 3
Investments in equity securities	$107	$107	$—	$—
Available-for-sale debt securities	179	—	179	—
Trading securities	5	—	5	—
Total assets	$291	$107	$184	$—

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

9. LEASES

The Company utilizes operating and finance leases for the use of certain hospitals, medical office buildings, and medical equipment. The components of lease cost and rent expense for the three and nine months ended September 30, 2023 and 2022 are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Lease Cost	2023	2022	2023	2022
Operating lease cost:
Operating lease cost	$52	$53	$160	$157
Short-term rent expense	22	21	66	66
Variable lease cost	6	7	18	16
Sublease income	(1)	(1)	(4)	(3)
Total operating lease cost	$79	$80	$240	$236
Finance lease cost:
Amortization of right-of-use assets	$4	$3	$10	$10
Interest on finance lease liabilities	3	4	10	12
Total finance lease cost	$7	$7	$20	$22

Supplemental balance sheet information related to leases is as follows (in millions):

	Balance Sheet Classification	September 30, 2023	December 31, 2022
Operating Leases:
Operating lease right-of-use assets	Other assets, net	$664	$738

Finance Leases:
Finance lease right-of-use assets	Property and equipment
	Land and improvements	$—	$—
	Buildings and improvements	246	261
	Equipment and fixtures	7	12
	Property and equipment	253	273
	Less accumulated depreciation and amortization	(61)	(56)
	Property and equipment, net	$192	$217

Current finance lease liabilities	Current maturities of long-term debt	$2	$3
Long-term finance lease liabilities	Long-term debt	217	220

Supplemental cash flow information related to leases for the nine months ended September 30, 2023 and 2022 is as follows (in millions):

	Nine Months Ended September 30,
Cash flow information	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (1)	$153	$152
Operating cash flows from finance leases	10	12
Financing cash flows from finance leases	3	9
Right-of-use assets obtained in exchange for new finance lease liabilities	—	42
Right-of-use assets obtained in exchange for new operating lease liabilities	64	105

_______________________________

(1)
Included in the change in other operating assets and liabilities in the condensed consolidated statements of cash flows.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

10. STOCKHOLDERS’ DEFICIT

Authorized capital shares of the Company include 400,000,000 shares of capital stock consisting of 300,000,000 shares of common stock and 100,000,000 shares of preferred stock. Each of the aforementioned classes of capital stock has a par value of $0.01 per share. Shares of preferred stock, none of which were outstanding as of September 30, 2023, may be issued in one or more series having such rights, preferences and other provisions as determined by the Board of Directors without approval by the holders of common stock.

The Company is a holding company which operates through its subsidiaries. The ABL Facility and the indentures governing each series of the Company’s outstanding notes contain various covenants under which the assets of the subsidiaries of the Company are subject to certain restrictions relating to, among other matters, dividends and distributions, as referenced in the paragraph below.

The ABL Facility and the indentures governing each series of the Company’s outstanding notes restrict the Company’s subsidiaries from, among other matters, paying dividends and making distributions to the Company, which thereby limits the Company’s ability to pay dividends and/or repurchase stock. As of September 30, 2023, under the most restrictive test in these agreements (and subject to certain exceptions), the Company has approximately $300 million of capacity to pay permitted dividends and/or repurchase shares of stock or make other restricted payments.

The schedule below presents the reconciliation of the carrying amount of total equity, equity attributable to the Company’s stockholders, and equity attributable to noncontrolling interests as of September 30, 2023, and during each of the three-month periods following December 31, 2022 (in millions). Other reclassifications of noncontrolling interests reflects reclassification of amounts from redeemable noncontrolling interests to noncontrolling interests due to the expiration of redemption features.

		Community Health Systems, Inc. Stockholders
	Redeemable Noncontrolling Interest	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Noncontrolling Interest	Total Stockholders’ Deficit
Balance, December 31, 2022	$541	$1	$2,084	$(21)	$(3,431)	$92	$(1,275)
Comprehensive income (loss)	21	—	—	3	(51)	11	(37)
Distributions to noncontrolling interests	(33)	—	—	—	—	(11)	(11)
Purchases of subsidiary shares from noncontrolling interests	(1)	—	—	—	—	—	—
Contributions from noncontrolling interests	1	—	—	—	—	1	1
Adjustment to redemption value of redeemable noncontrolling interests	32	—	(32)	—	—	—	(32)
Cancellation of restricted stock for tax withholdings on vested shares	—	—	(4)	—	—	—	(4)
Share-based compensation	—	—	6	—	—	—	6
Balance, March 31, 2023	561	1	2,054	(18)	(3,482)	93	(1,352)
Comprehensive income (loss)	28	—	—	(1)	(38)	11	(28)
Distributions to noncontrolling interests	(21)	—	—	—	—	(19)	(19)
Contributions from noncontrolling interests	—	—	—	—	—	1	1
Purchases of subsidiary shares from noncontrolling interests	(6)	—	5	—	—	—	5
Noncontrolling interest in acquired entity	7	—	—	—	—	—	—
Adjustment to redemption value of redeemable noncontrolling interests	14	—	(14)	—	—	—	(14)
Share-based compensation	—	—	4	—	—	—	4
Balance, June 30, 2023	583	1	2,049	(19)	(3,520)	86	(1,403)
Comprehensive income (loss)	12	—	—	(3)	(91)	27	(67)
Distributions to noncontrolling interests	(8)	—	—	—	—	(17)	(17)
Other reclassifications of noncontrolling interests	(265)	—	122	(1)	—	145	266
Adjustment to redemption value of redeemable noncontrolling interests	7	—	(7)	—	—	—	(7)
Share-based compensation	—	—	6	—	—	—	6
Balance, September 30, 2023	$329	$1	$2,170	$(23)	$(3,611)	$241	$(1,222)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

The following schedule presents the reconciliation of the carrying amount of total equity, equity attributable to the Company’s stockholders, and equity attributable to the noncontrolling interests as of September 30, 2022, and during each of the three-month periods following December 31, 2021 (in millions):

		Community Health Systems, Inc. Stockholders
	Redeemable Noncontrolling Interest	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income (1)	Accumulated Deficit	Noncontrolling Interest	Total Stockholders’ Deficit (1)
Balance, December 31, 2021	$480	$1	$2,118	$(14)	$(3,477)	$82	$(1,290)
Comprehensive income (loss)	16	—	—	(8)	(1)	15	6
Distributions to noncontrolling interests	(12)	—	—	—	—	(17)	(17)
Purchases of subsidiary shares from noncontrolling interests	1	—	(1)	—	—	—	(1)
Contributions from noncontrolling interests	1	—	—	—	—	—	—
Adjustment to redemption value of redeemable noncontrolling interests	7	—	(7)	—	—	—	(7)
Cancellation of restricted stock for tax withholdings on vested shares	—	—	(8)	—	—	—	(8)
Share-based compensation	—	—	5	—	—	—	5
Balance, March 31, 2022	493	1	2,107	(22)	(3,478)	80	(1,312)
Comprehensive income (loss)	21	—	—	(6)	(326)	7	(324)
Distributions to noncontrolling interests	(39)	—	—	—	—	(5)	(5)
Noncontrolling interest in acquired entity	3	—	—	—	—	2	2
Adjustment to redemption value of redeemable noncontrolling interests	20	—	(20)	—	—	—	(20)
Share-based compensation	—	—	3	—	—	—	3
Balance, June 30, 2022	498	1	2,090	(27)	(3,804)	84	(1,656)
Comprehensive income (loss)	30	—	—	(6)	(41)	12	(35)
Contributions from noncontrolling interests	1	—	—	—	—	8	8
Distributions to noncontrolling interests	(20)	—	—	—	—	(12)	(12)
Purchases of subsidiary shares from noncontrolling interests	(1)	—	(1)	—	—	—	(1)
Adjustment to redemption value of redeemable noncontrolling interests	4	—	(4)	—	—	—	(4)
Noncontrolling interest in acquired entity	4	—	—	—	—	—	—
Share-based compensation	—	—	6	—	—	—	6
Balance, September 30, 2022	$516	$1	$2,091	$(33)	$(3,845)	$92	$(1,694)

_______________________________

(1) Totals may not add due to rounding.

The following schedule discloses the effects of changes in the Company’s ownership interest in its less-than-wholly-owned subsidiaries on Community Health Systems, Inc. stockholders’ deficit (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net loss attributable to Community Health Systems, Inc. stockholders	$(91)	$(42)	$(180)	$(369)
Transfers to the noncontrolling interests:
Net increase (decrease) in Community Health Systems, Inc. paid-in-capital for purchase of subsidiary partnership interests	—	(1)	5	(2)
Net transfers to the noncontrolling interests	—	(1)	5	(2)
Change to Community Health Systems, Inc. stockholders' deficit from net loss attributable to Community Health Systems, Inc. stockholders and transfers to noncontrolling interests	$(91)	$(43)	$(175)	$(371)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

11. EARNINGS PER SHARE

The following table sets forth the components of the denominator for the computation of basic and diluted earnings per share for net loss attributable to Community Health Systems, Inc. stockholders:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Weighted-average number of shares outstanding — basic	130,698,907	129,141,673	130,352,865	128,689,999
Effect of dilutive securities:
Restricted stock awards	—	—	—	—
Employee stock options	—	—	—	—
Other equity-based awards	—	—	—	—
Weighted-average number of shares outstanding — diluted	130,698,907	129,141,673	130,352,865	128,689,999

The Company generated a loss attributable to Community Health Systems, Inc. stockholders for each of the three-month and nine-month periods ended September 30, 2023 and 2022, so the effect of dilutive securities is not considered because their effect would be antidilutive. If the Company had generated income during the three months ended September 30, 2023 and 2022, the effect of restricted stock awards, employee stock options, and other equity-based awards on the diluted shares calculation would have been an increase of 224,178 shares and 565,641 shares, respectively. If the Company had generated income during the nine months ended September 30, 2023 and 2022, the effect of the restricted stock awards, employee stock options, and other equity-based awards on the diluted shares calculation would have been an increase of 298,184 shares and 1,305,604 shares, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Dilutive securities outstanding not included in the computation of earnings per share because their effect is antidilutive:
Employee stock options and restricted stock awards	5,894,797	5,764,161	6,325,261	3,826,769

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

Probable Contingencies

Caleb Padilla, individually and on behalf of all others similarly situated v. Community Health Systems, Inc., Wayne T. Smith, Larry Cash, and Thomas J. Aaron. This purported federal securities class action was filed in the United States District Court for the Middle District of Tennessee on May 30, 2019. It seeks class certification on behalf of purchasers of the Company’s common stock between February 20, 2017 and February 27, 2018 and alleges misleading statements resulted in artificially inflated prices for the Company's common stock. On November 20, 2019, the District Court appointed Arun Bhattacharya and Michael Gaviria as lead plaintiffs in the case. The lead plaintiffs filed a consolidated class complaint on January 21, 2020. The Company filed a motion to dismiss the consolidated class complaint on March 23, 2020, and the District Court denied that motion on August 17, 2022. The Company has reached a tentative settlement of this matter, which was preliminarily approved by the District Court on May 31, 2023. The Court granted final approval of the settlement on October 13, 2023.

Thomas Mason, MD, Steven Folstad, MD and Mid-Atlantic Emergency Medical Associates, PA v. Health Management Associates, LLC f/k/a Health Management Associates, Inc., Mooresville Hospital Management Associates d/b/a Lake Norman Regional Medical Center, Statesville HMA, LLC d/b/a Davis Regional Medical Center, Envision Healthcare Corporation f/k/a Emergency Medical Services Corporation, Emcare Holdings, Inc., and Emergency Medical Services, LP. This alleged wrongful retaliation case is filed in the United States District Court for the Western District of North Carolina. The plaintiffs allege their agreements with the defendants were terminated in retaliation for plaintiffs’ alleged refusal to admit patients unnecessarily to the defendant hospitals or otherwise perform unnecessary diagnostic testing. The allegations of the complaint relate to time periods prior to the hospitals’ affiliation with the Company. The plaintiffs filed a third amended complaint on April 26, 2019. The defendants filed motions to dismiss, which were granted in part and denied in part on September 5, 2019. A jury trial in this matter is set to begin on February 5, 2024. The Company continues to vigorously defend this case.

The table below presents a reconciliation of the beginning and ending liability balances (in millions) during the nine months ended September 30, 2023, with respect to the Company’s determination of the contingencies of the Company in respect of which an accrual has been recorded.

Summary of Recorded Amounts

Probable
Contingencies
Balance as of December 31, 2022	$11
Expense	34
Reserve for insured claim	4
Cash payments	(6)
Balance as of September 30, 2023	$43

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

Executive Overview

We are one of the nation’s largest healthcare companies. Our affiliates are leading providers of healthcare services, developing and operating healthcare delivery systems in 43 distinct markets across 15 states. As of September 30, 2023, our subsidiaries own or lease 76 affiliated hospitals, with over 12,000 beds, and operate more than 1,000 sites of care, including physician practices, urgent care centers, freestanding emergency departments, occupational medicine clinics, imaging centers, cancer centers and ambulatory surgery centers. We generate revenues by providing a broad range of general and specialized hospital healthcare services and outpatient services to patients in the communities in which we are located. We are paid for our services by governmental agencies, private insurers and directly by the patients we serve.

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

Acquisition and Divestiture Activity

During the nine months ended September 30, 2023, we paid approximately $35 million to acquire the operating assets and related businesses of certain physician practices, clinics, ambulatory surgery centers and other ancillary businesses that operate within the communities served by our hospitals. We allocated the purchase price in connection with these acquisitions to property and equipment, intangible assets, working capital, noncontrolling interests and goodwill.

During the nine months ended September 30, 2023, we completed the divestiture of two hospitals in West Virginia and one hospital in Arkansas and the sale of a majority interest in one hospital in Indiana. These hospitals represented annual net operating revenues in 2022 of approximately $223 million and we received total net proceeds of approximately $207 million in connection with these dispositions, inclusive of approximately $85 million received at a preliminary closing on December 30, 2022 in connection with the disposition of Greenbrier Valley Medical Center.

The following table provides a summary of hospitals that we divested (or, in the case of Lutheran Rehabilitation Hospital, in which we sold a majority interest) during the nine months ended September 30, 2023 and the year ended December 31, 2022:

Hospital	Buyer	City, State	Licensed Beds	Effective Date
2023 Divestitures:
Greenbrier Valley Medical Center	Vandalia Health, Inc.	Ronceverte, WV	122	January 1, 2023
Plateau Medical Center	Vandalia Health, Inc.	Oak Hill, WV	25	April 1, 2023
Medical Center of South Arkansas	SARH Holdings, Inc.	El Dorado, AR	166	July 1, 2023
Lutheran Rehabilitation Hospital	Select Medical Corporation	Fort Wayne, IN	36	September 1, 2023

2022 Divestiture:
AllianceHealth Seminole	SSM HealthCare of Oklahoma, Inc.	Seminole, OK	32	July 1, 2022

In addition to hospitals divested in 2022 and in 2023, we have entered into definitive agreements to sell a total of seven hospitals where the divestiture has not yet been completed. The following sets forth such definitive agreements:

•
On February 28, 2023, we entered into a definitive agreement for the sale of substantially all of the assets of Lake Norman Regional Medical Center (123 licensed beds) in Mooresville, North Carolina, and Davis Regional Medical Center (144 licensed beds) in Statesville, North Carolina, to Novant Health, Inc.

•
On July 24, 2023, we entered into a definitive agreement for the sale of substantially all of the assets of Bravera Health Brooksville (120 licensed beds) in Brooksville, Florida, Bravera Health Seven Rivers (128 licensed beds) in Crystal River, Florida, and Bravera Health Spring Hill (124 licensed beds) in Spring Hill, Florida, to Florida Health Sciences Center, Inc., and certain of its affiliates.
•
On August 4, 2023, we entered into a definitive agreement for the sale of AllianceHealth Ponca City (140 licensed beds) in Ponca City, Oklahoma, and the operating assets of AllianceHealth Woodward (87 licensed beds) in Woodward, Oklahoma to INTEGRIS Health, Inc. During the three months ended December 31, 2022, we notified the lessor of AllianceHealth Woodward that we will not renew the lease that expires effective December 1, 2023. The lessor has subsequently selected INTEGRIS Health, Inc. as the new leaseholder and operator.

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

Overview of Operating Results

Net operating revenues increased from $3.0 billion for the three months ended September 30, 2022 to $3.1 billion for the three months ended September 30, 2023. On a same-store basis, net operating revenues for the three months ended September 30, 2023 increased $150 million.

We had net loss of $(52) million during the three months ended September 30, 2023, compared to a net income of less than $1 million for the same period in 2022. Net loss for the three months ended September 30, 2023 included the following:

•
an after-tax charge of $18 million for expense related to government and other legal matters and related costs,
•
an after-tax charge of $5 million for expense related to costs associated with our multi-year initiative to modernize and consolidate technology platforms and associated processes,
•
an after-tax charge of $24 million resulting from a gain related to the sale of a hospital and the impairment of long-lived assets that were idled, disposed or held-for-sale, and
•
an after-tax charge of $1 million for restructuring charges related to the closure of businesses as well as service line closures and consolidations at certain hospitals.

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

Consolidated inpatient admissions for the three months ended September 30, 2023, increased 0.5%, compared to the same period in 2022. Consolidated adjusted admissions for the three months ended September 30, 2023, increased 0.4%, compared to the same period in 2022. Same-store inpatient admissions for the three months ended September 30, 2023, increased 3.7%, compared to the same period in 2022, and same-store adjusted admissions for the three months ended September 30, 2023, increased 4.2%, compared to the same period in 2022.

Net operating revenues increased from $9.1 billion for the nine months ended September 30, 2022 to $9.3 billion for the nine months ended September 30, 2023. On a same-store basis, net operating revenues for the nine months ended September 30, 2023 increased $460 million.

We had a net loss of $(70) million during the nine months ended September 30, 2023, compared to a net loss of $(267) million for the nine months ended September 30, 2022. Net loss for the nine months ended September 30, 2023 included the following:

•
an after-tax charge of $26 million for expense related to government and other legal matters and related costs,
•
an after-tax charge of $10 million for expense related to costs associated with our multi-year initiative to modernize and consolidate technology platforms and associated processes,
•
an after-tax charge of $6 million resulting from a loss on the sale of one hospital and impairment of long-lived assets that were idled, disposed or held-for-sale, offset by gains for the sale of three hospitals, and
•
an after-tax charge of $9 million for restructuring charges related to the closure of businesses as well as service line closures and consolidations at certain hospitals.

Net loss for the nine months ended September 30, 2022 included the following:

•
an after-tax charge of $4 million for expense related to government and other legal matters and related costs,
•
an after-tax benefit of $54 million for gain from early extinguishment of debt,
•
an after-tax charge of $42 million for the impairment of long-lived assets of divested or closed businesses based on their estimated fair values, and
•
an after-tax charge of $1 million for restructuring charges related to the closure of businesses as well as service line closures and consolidations at certain hospitals.

Consolidated inpatient admissions for the nine months ended September 30, 2023, increased 0.9%, compared to the same period in 2022. Consolidated adjusted admissions for the nine months ended September 30, 2023, increased 2.4%, compared to the same period in 2022. Same-store inpatient admissions for the nine months ended September 30, 2023, increased 4.4%, compared to the same period in 2022, and same-store adjusted admissions for the nine months ended September 30, 2023, increased 6.1%, compared to the same period in 2022.

Self-pay revenues represented approximately 1.5% and 0.2% of net operating revenues for the three months ended September 30, 2023 and 2022, respectively, and 1.0% and 0.6% for the nine months ended September 30, 2023 and 2022, respectively. The amount of foregone revenue related to providing charity care services as a percentage of net operating revenues was approximately 11.5% and 9.4% for the three months ended September 30, 2023 and 2022, respectively, and 10.8% and 11.7% for the nine months ended September 30, 2023 and 2022, respectively. Direct and indirect costs incurred in providing charity care services as a percentage of net operating revenues was approximately 1.3% and 1.1% for the three months ended September 30, 2023 and 2022, respectively, and 1.2% and 1.3% for the nine months ended September 30, 2023 and 2022, respectively.

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

Of critical importance to us is the potential impact of any changes specific to the Medicaid program, including the funding and expansion provisions of the Affordable Care Act and subsequent legislation or agency initiatives. Historically, the states with the greatest reductions in the number of uninsured adult residents have expanded Medicaid. A number of states have opted out of the Medicaid coverage expansion provisions, but could ultimately decide to expand their programs at a later date. Of the 15 states in which we operated hospitals as of September 30, 2023, nine states have taken action to expand their Medicaid programs. The other six states have not, including Florida, Alabama, Tennessee, Mississippi and Texas, where we operated a significant number of hospitals as of September 30, 2023. Some states use, or have applied to use, waivers granted by CMS to implement expansion, impose different eligibility or enrollment conditions, or otherwise implement programs that vary from federal standards.

Other recent reform initiatives and proposals at the federal and state levels include those focused on price transparency and limiting out-of-network charges, which may impact prices, our competitive position and the relationships between hospitals, insurers, patients, and ancillary providers (such as anesthesiologists, radiologists, and pathologists). For example, the No Surprises Act imposes various requirements on providers and health plans intended to prevent “surprise” medical bills. Among other restrictions and requirements, the law prohibits providers from charging patients an amount beyond the in-network cost sharing amount for services rendered by out-of-network providers, subject to limited exceptions. For services for which balance billing is prohibited (even when no balance billing occurs), the No Surprises Act may limit the amounts received by out-of-network providers from health plans, and also establishes a dispute resolution process for providers and payors to handle payment disputes that cannot be resolved through direct negotiations. Due to various lawsuits invalidating portions of the final rules intended to implement the dispute resolution process, the process has been temporarily suspended for new claims disputes and remains subject to further rulemaking. Additionally, in connection with requirements that providers provide, in advance of the date of the scheduled item or service or upon request, a good faith estimate of expected charges to uninsured or self-pay patients for scheduled items and services, such patients may invoke a patient-provider dispute resolution process established by regulation to challenge charges in certain circumstances.

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

We did not receive or recognize any significant level of payments or benefits under the CARES Act and other existing COVID-19 related stimulus and relief legislation during the nine months ended September 30, 2023 and do not expect to receive or recognize any significant level of payments or benefits under the CARES Act and other existing legislation related to COVID-19 in future periods.

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

In June 2022, the U.S. Supreme Court ruled in American Hospital Association v. Becerra, a case on the 340B Drug Pricing Program that could impact Medicare reimbursement to us, both in respect of past periods and future periods. The 340B program allows certain non-profit healthcare organizations that care for many uninsured and low-income patients to purchase outpatient drugs from pharmaceutical manufacturers at discounted rates. Our hospitals do not participate in the 340B program. In 2018, HHS implemented a payment policy that reduced Medicare payments to 340B hospitals for most drugs obtained at 340B-discounted rates. These payment cuts resulted in increased payments for non-340B hospitals, including our facilities. In Becerra, the U.S. Supreme Court determined that HHS unlawfully reduced reimbursement rates for 340B hospitals. On January 10, 2023, the United States District Court for the District of Columbia declined to order HHS to pay 340B hospitals the difference between the rates under the 2018 payment policy and what should have been paid, instead allowing HHS to propose an appropriate remedy to address the underpayments to 340B hospitals that resulted from the policy in past payment years. For calendar year 2023, CMS finalized the payment rate for drugs acquired through the 340B program in light of the U.S. Supreme Court decision and, to achieve budget neutrality in light of the payment rate change, implemented a reduction of approximately 3.1% to payment rates for non-drug services under the outpatient PPS for calendar year 2023. In addition, in July 2023, HHS announced a proposed rule setting forth its proposed remedy for calendar years 2018 through 2022 that would issue $9 billion in a one-time lump sum payment to affected 340B providers. In order to comply with budget neutrality requirements, HHS proposed a corresponding offset in future non-drug item and service payments for all outpatient PPS providers (except new providers) that will, if finalized, reduce the outpatient PPS conversion factor by 0.5% annually. This adjustment would start in calendar year 2025 and continue for approximately 16 years. This reduction to payment rates for 2023 has adversely affected our results, and the proposed reduction to the outpatient PPS conversion as noted above (if final CMS rules are adopted in a form similar to the proposed rules noted above) is anticipated to adversely impact our results.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Medicare	19.7%	21.3%	20.2%	21.3%
Medicare Managed Care	16.1	15.8	16.8	16.2
Medicaid	14.8	14.9	14.3	15.0
Managed Care and other third-party payors	47.9	47.8	47.7	46.9
Self-pay	1.5	0.2	1.0	0.6
Total	100.0%	100.0%	100.0%	100.0%

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

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-based reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for the treatment of patients covered by Medicare, Medicaid and non-governmental payors are generally less than our standard billing rates. We account for the differences between the estimated program reimbursement rates and our standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues by an insignificant amount in each of the three and nine-month periods ended September 30, 2023 and 2022.

The payment rates under the Medicare program for hospital inpatient and outpatient acute care services are based on prospective payment systems, which depend upon a patient’s diagnosis or the clinical complexity of services provided to a patient, among other factors. These rates are indexed for inflation annually, although increases have historically been less than actual inflation. On August 1, 2023, CMS published the final rule to increase this index by 3.3% for hospital inpatient acute care services that are reimbursed under the prospective payment system for federal fiscal year 2024 (which began October 1, 2023). Together with other changes to payment policies, payment rates for hospital inpatient acute care services are expected to increase approximately 3.1%. Hospitals that do not submit required patient quality data are subject to a reduction in payments. We are complying with this data submission requirement. Payments may also be affected by various other adjustments, including those that depend on patient-specific or hospital specific factors. For example, the “two midnight rule” establishes admission and medical review criteria for inpatient services limiting when services to Medicare beneficiaries are payable as inpatient hospital services. Reductions in the rate of increase or overall reductions in Medicare reimbursement may cause a decline in the growth of our net operating revenues.

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

The following tables summarize, for the periods indicated, selected operating data.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating results, as a percentage of net operating revenues:
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses (a)	(89.5)	(87.2)	(89.2)	(88.5)
Depreciation and amortization	(4.1)	(4.5)	(4.1)	(4.4)
Impairment and (gain) loss on sale of businesses, net	(0.8)	(1.6)	0.1	(0.6)
Income from operations	5.6	6.7	6.8	6.5
Interest expense, net	(6.8)	(7.2)	(6.7)	(7.1)
Loss (gain) from early extinguishment of debt	—	2.6	—	0.8
Equity in earnings of unconsolidated affiliates	0.1	0.2	0.1	0.1
(Loss) income before income taxes	(1.1)	2.3	0.2	0.3
Provision for income taxes	(0.6)	(2.3)	(1.0)	(3.2)
Net (loss) income	(1.7)	—	(0.8)	(2.9)
Less: Net income attributable to noncontrolling interests	(1.2)	(1.4)	(1.1)	(1.2)
Net loss attributable to Community Health Systems, Inc. stockholders	(2.9)%	(1.4)%	(1.9)%	(4.1)%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Percentage increase (decrease) from prior year:
Net operating revenues	2.0%	(2.9)%	2.6%	(0.7)%
Admissions (b)	0.5	(3.7)	0.9	(2.9)
Adjusted admissions (c)	0.4	3.8	2.4	1.8
Average length of stay (d)	(6.5)	(9.8)	(6.3)	(2.0)
Net loss attributable to Community Health Systems, Inc. stockholders	(116.7)	(137.8)	51.2	(809.6)
Same-store percentage increase (decrease) from prior year (e):
Net operating revenues	5.1%	(2.3)%	5.3%	0.1%
Admissions (b)	3.7	(2.2)	4.4	(1.3)
Adjusted admissions (c)	4.2	5.2	6.1	3.1

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

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

Net operating revenues increased to $3.1 billion for the three months ended September 30, 2023, compared to $3.0 billion for the same period in 2022. Net operating revenues on a same-store basis from hospitals that were operated throughout both periods increased $150 million, or 5.1%, during the three months ended September 30, 2023, compared to the same period in 2022. On a period-over-period basis, the increase in net operating revenues was primarily attributable to higher inpatient volumes and increased reimbursement rates partially offset by unfavorable changes in payor mix. Non-same-store net operating revenues decreased $89 million during the three months ended September 30, 2023, compared to the same period in 2022. On a consolidated basis, inpatient admissions increased by 0.5% and adjusted admissions increased by 0.4% during the three months ended September 30, 2023, compared to the same period in 2022. On a same-store basis, net operating revenues per adjusted admission increased 0.9%, while inpatient admissions increased by 3.7% and adjusted admissions increased by 4.2% for the three months ended September 30, 2023, compared to the same period in 2022.

Operating costs and expenses, as a percentage of net operating revenues, increased from 93.3% during the three months ended September 30, 2022 to 94.4% during the three months ended September 30, 2023. Operating costs and expenses, excluding depreciation and amortization and impairment and (gain) loss on sale of businesses, as a percentage of net operating revenues, increased from 87.2% for the three months ended September 30, 2022 to 89.5% for the three months ended September 30, 2023. Salaries and benefits, as a percentage of net operating revenues, decreased from 44.7% for the three months ended September 30, 2022 to 43.4% for the three months ended September 30, 2023, primarily due to an increase in net operating revenues, partially offset by increased hiring commensurate with lower utilization of contract labor. Supplies, as a percentage of net operating revenues, decreased from 16.3% for the three months ended September 30, 2022 to 15.8% for the three months ended September 30, 2023. Other operating expenses, as a percentage of net operating revenues, increased from 27.4% for the three months ended September 30, 2022 to 27.7% for the three months ended September 30, 2023, primarily due to higher rates paid for outsourced medical specialists and higher costs for supplemental reimbursement programs, partially offset by lower utilization of and rates paid for contract labor. Lease cost and rent, as a percentage of net operating revenues, remained consistent at 2.6% for both of the three-month periods ended September 30, 2023 and 2022. Pandemic relief funds, as a percentage of net operating revenues, were 0.0% for the three months ended September 30, 2023, compared to (3.8)% for the same period in 2022.

Depreciation and amortization, as a percentage of net operating revenues, decreased to 4.1% for the three months ended September 30, 2023 from 4.5% for the three months ended September 30, 2022, primarily due to an increase in net operating revenues.

Impairment and (gain) loss on sale of businesses, net was $26 million for the three months ended September 30, 2023, compared to $47 million for the same period in 2022. The expense in both 2023 and 2022 related primarily to divestiture activity during the respective period as discussed more specifically under “Acquisition, Divestiture and Closure Activity” herein.

Interest expense, net, decreased by $9 million to $208 million for the three months ended September 30, 2023, compared to $217 million for the same period in 2022 due primarily to financing activities in 2022.

There was no loss (gain) from early extinguishment of debt recognized during the three months ended September 30, 2023. A gain from early extinguishment of debt of $78 million was recognized during the three months ended September 30, 2022 as a result of open market repurchases of certain of our outstanding notes completed during the three months ended September 30, 2022.

Equity in earnings of unconsolidated affiliates, as a percentage of net operating revenues, was (0.1)% for the three-month period ended three months ended September 30, 2023, compared to (0.2)% for the same period in 2022.

The net results of the above-mentioned changes resulted in (loss) income before income taxes decreasing $103 million to a loss of $(33) million for the three months ended September 30, 2023 from income of $70 million for the three months ended September 30, 2022.

Our provision for income taxes for the three months ended September 30, 2023 and 2022 was $19 million and $70 million, respectively, and the effective tax rates were (57.6)% and 100.0% for the three months ended September 30, 2023 and 2022, respectively. The decrease in the provision for income taxes for the three months ended September 30, 2023, compared to the same period in 2022 was due to a decrease in non-deductible interest for the three months ended September 30, 2023 compared to the same period in 2022. The difference in our effective tax rate for the year ended September 30, 2023, compared to the same period in 2022 was due to the aforementioned decrease in the provision for income taxes and the decrease in income before taxes.

Net (loss) income, as a percentage of net operating revenues, was (1.7)% for the three months ended September 30, 2023, compared to 0.0% for the same period in 2022.

Net income attributable to noncontrolling interests as a percentage of net operating revenues was 1.2% for the three months ended September 30, 2023, compared to 1.4% for the three months ended September 30, 2022.

Net loss attributable to Community Health Systems, Inc. stockholders was $(91) million for the three months ended September 30, 2023, compared to $(42) million for the same period in 2022.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Net operating revenues increased to $9.3 billion for the nine months ended September 30, 2023, compared to $9.1 billion for the same period in 2022. Net operating revenues on a same-store basis from hospitals that were operated throughout both periods increased $460 million, or 5.3%, during the nine months ended September 30, 2023, compared to the same period in 2022. On a period-over-period basis, the increase in net operating revenues was primarily attributable to higher inpatient and outpatient volumes, increased reimbursement rates, higher acuity and an increase in non-patient revenue, partially offset by unfavorable changes in payor mix. Non-same-store net operating revenues decreased $221 million during the nine months ended September 30, 2023, compared to the same period in 2022. On a consolidated basis, inpatient admissions increased by 0.9% and adjusted admissions increased by 2.4% during the nine months ended September 30, 2023, compared to the same period in 2022. On a same-store basis, net operating revenues per adjusted admission decreased 0.8%, while inpatient admissions increased by 4.4% and adjusted admissions increased by 6.1% for the nine months ended September 30, 2023, compared to the same period in 2022.

Operating costs and expenses, as a percentage of net operating revenues, decreased from 93.5% during the nine months ended September 30, 2022 to 93.2% during the nine months ended September 30, 2023. Operating costs and expenses, excluding depreciation and amortization and impairment and (gain) loss on sale of businesses, as a percentage of net operating revenues, increased from 88.5% during the nine months ended September 30, 2022 to 89.2% during the nine months ended September 30, 2023. Salaries and benefits, as a percentage of net operating revenues, decreased from 43.8% for the nine months ended September 30, 2022 to 43.4% for the nine months ended September 30, 2023, primarily due to an increase in net operating revenues, partially offset by increased hiring commensurate with lower utilization of contract labor. Supplies, as a percentage of net operating revenues, decreased from 16.3% for the nine months ended September 30, 2022 to 16.1% for the nine months ended September 30, 2023. Other operating expenses, as a percentage of net operating revenues, decreased from 27.7% for the nine months ended September 30, 2022 to 27.1% for the nine months ended September 30, 2023, primarily due to an increase in net operating revenues and lower utilization of and rates paid for contract labor, offset by higher costs for professional liability insurance and higher rates paid for outsourced medical specialists. Lease cost and rent, as a percentage of net operating revenues, remained consistent at 2.6% for both of the nine-month periods ended September 30, 2023 and 2022. Pandemic relief funds, as a percentage of net operating revenues, were 0.0% for the nine months ended September 30, 2023, compared to (1.9)% for the same period in 2022.

Depreciation and amortization, as a percentage of net operating revenues, decreased to 4.1% for the nine months ended September 30, 2023 from 4.4% for the nine months ended September 30, 2022.

Impairment and (gain) loss on sale of businesses, net was a gain of $9 million for the nine months ended September 30, 2023, compared to expense of $54 million for the same period in 2022. The gain in 2023 and the expense in 2022 related primarily to divestiture activity during each respective period as discussed more specifically under “Acquisition, Divestiture and Closure Activity” herein.

Interest expense, net, decreased by $31 million to $621 million for the nine months ended September 30, 2023, compared to $652 million for the same period in 2022 due primarily to financing activities in 2022.

There was no loss (gain) from early extinguishment of debt recognized during the nine months ended September 30, 2023, compared to a gain from early extinguishment of debt of $73 million in the same period in 2022 as a result of financing activities during the nine months ended September 30, 2022.

Equity in earnings of unconsolidated affiliates, as a percentage of net operating revenues, was (0.1)% for both of the nine-month periods ended September 30, 2023 and 2022.

The net results of the above-mentioned changes resulted in income before income taxes decreasing $10 million to $14 million for the nine months ended September 30, 2023 from $24 million for the nine months ended September 30, 2022.

Our provision for income taxes for the nine months ended September 30, 2023 and 2022 was $84 million and $291 million, respectively, and the effective tax rates were 600.0% and 1,212.5% for the nine months ended September 30, 2023 and 2022, respectively. The decrease in the provision for income taxes for the nine months ended September 30, 2023, compared to the same period in 2022 was due to a decrease in non-deductible interest for the nine months ended September 30, 2023 compared to the same period in 2022. The difference in our effective tax rate for the year ended September 30, 2023, compared to the same period in 2022 was due to the aforementioned decrease in the provision for income taxes and the increase in income before taxes.

Net loss, as a percentage of net operating revenues, was (0.8)% for the nine months ended September 30, 2023, compared to (2.9)% for the same period in 2022.

Net income attributable to noncontrolling interests as a percentage of net operating revenues was 1.1% for the nine months ended September 30, 2023, compared to 1.2% for the same period in 2022.

Net loss attributable to Community Health Systems, Inc. stockholders was $(180) million for the nine months ended September 30, 2023, compared to $(369) million for the same period in 2022.

Liquidity and Capital Resources

Net cash provided by operating activities decreased $171 million, from approximately $291 million for the nine months ended September 30, 2022, to approximately $120 million for the nine months ended September 30, 2023. The decrease in cash provided by operating activities is partially the result of the payment of accumulated benefits under the Company's supplemental executive retirement plan, or SERP. Because securities are held in a rabbi trust to be used for the payment of SERP benefits, the aforementioned cash outflow is offset by inflows from sales of investments, which are reflected as a cash inflow from investing activities as noted below. Cash paid for interest was $583 million during the nine months ended September 30, 2023, compared to $614 million for the same period in 2022. Cash paid for income taxes, net of refunds received, resulted in a net payment of $61 million and $6 million during the nine months ended September 30, 2023 and 2022, respectively.

Net cash used in investing activities was approximately $206 million for the nine months ended September 30, 2023, compared to approximately $207 million for the same period in 2022, a decrease of $1 million. Net cash used in investing activities during the nine months ended September 30, 2023 was primarily impacted by an increase of $106 million in cash from the net impact of the purchases and sales of available-for-sale debt and equity securities, including securities sold to pay SERP benefits as noted above, an increase of $120 million in cash proceeds from dispositions of hospitals and other ancillary operations, an increase of $26 million in cash paid for acquisitions of facilities and other related businesses, an increase of $73 million in cash used for the purchase of property and equipment, an increase of $12 million in cash used to purchase other investments, a decrease of $3 million in cash proceeds from the sale of property and equipment, a decrease of $10 million in cash used to purchase investments in unconsolidated affiliates, and a decrease resulting from $121 million in cash representing our share of proceeds from the sale of a majority interest in CoreTrust Holdings, LLC by Healthtrust Purchasing Group, L.P., a group purchasing organization in which we are a noncontrolling partner, distributed during the three months ended September 30, 2022.

Our net cash provided by financing activities was approximately $59 million for the nine months ended September 30, 2023, compared to net cash used in financing activities of approximately $291 million for the same period in 2022, a change of $350 million. This was primarily due to the net effect of our debt borrowings and repayments during the nine months ended September 30, 2023, compared to the same period in 2022.

Liquidity

Net working capital was approximately $1.1 billion at September 30, 2023 and $896 million at December 31, 2022. Net working capital increased by approximately $203 million between December 31, 2022 and September 30, 2023. The increase is primarily due to the increase in other current assets and prepaid expenses and taxes as well as decreases in accounts payable, current operating lease liabilities and accrued liabilities for employee compensation during the nine months ended September 30, 2023, partially offset by a decrease in supplies and an increase in other accrued liabilities and current maturities of long-term debt.

In addition to cash flows from operations, available sources of capital include amounts available under the asset-based loan (ABL) credit agreement, or the ABL Credit Agreement, and anticipated access to public and private debt markets as well as proceeds from the disposition of hospitals or other investments such as our minority equity interests in various businesses, as applicable.

Pursuant to the ABL Credit Agreement, the lenders have extended to CHS/Community Health Systems, Inc., or CHS, a revolving asset-based loan facility, or ABL Facility. The maximum aggregate amount under the ABL Facility is $1.0 billion, subject to borrowing base capacity. At September 30, 2023, we had outstanding borrowings of $230 million and approximately $679 million of additional borrowing capacity (after taking into consideration $82 million of outstanding letters of credit) under the ABL Facility. The issued letters of credit were primarily in support of potential insurance-related claims and certain bonds. Principal amounts outstanding under the ABL Facility, if any, will be due and payable in full on November 22, 2026.

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

As of September 30, 2023, approximately $22 million of our outstanding debt of approximately $11.8 billion is due within the next 12 months.

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

There have been no material changes outside of the ordinary course of business to our upcoming cash obligations during the nine months ended September 30, 2023, from those disclosed under “Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K filed with the SEC on February 17, 2023, or 2022 Form 10-K.

Capital Resources

Cash expenditures for purchases of facilities and other related businesses were approximately $35 million for the nine months ended September 30, 2023, compared to $9 million for the same period in 2022. Our expenditures for the nine months ended September 30, 2023 and 2022 were primarily related to physician practices, clinics, ambulatory surgery centers and other ancillary businesses, including the purchase of certain assets from American Physician Partners as discussed in Note 3 of the Notes to the Condensed Consolidated Financial Statements included under Part I, Item 1 of this Form 10-Q.

Excluding the cost to construct replacement and de novo hospitals, our cash expenditures for routine capital for the nine months ended September 30, 2023 totaled $352 million compared to $231 million in 2022. These capital expenditures related primarily to the purchase of additional equipment, minor renovations and information systems infrastructure. Costs to construct replacement hospitals totaled $1 million and $14 million for the nine months ended September 30, 2023 and 2022, respectively. During the nine months ended September 30, 2023 and 2022, we also had cash expenditures of $4 million and $39 million, respectively, that represent both planning and construction costs primarily for de novo hospitals.

Pursuant to a hospital purchase agreement from our March 1, 2016 acquisition of Northwest Health - Starke, formerly known as Starke Hospital, we committed to build a replacement facility in Knox, Indiana. Construction of the replacement facility for Northwest Health - Starke is required to be completed within five years of the date we enter into a new lease with Starke County, Indiana, the hospital lessor, or in the event we do not enter into a new lease with Starke County, construction shall be completed by September 30, 2026. We have not entered into a new lease with the lessor for Northwest Health - Starke.

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

Due to the complexities involved in these estimates, actual payments we receive could be different from the amounts we estimate and record. If the actual contractual reimbursement percentage under government programs and managed care contracts differed by 1% at September 30, 2023 from our estimated reimbursement percentage, net loss for the nine months ended September 30, 2023 would have changed by approximately $97 million, and net accounts receivable at September 30, 2023 would have changed by $125 million. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues by an insignificant amount for the three and nine-month periods ended September 30, 2023 and 2022.

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

Patient accounts receivable can be impacted by the effectiveness of our collection efforts and, as described in our significant accounting policies included in Note 1 of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 of this Form 10-Q, numerous factors may affect the net realizable value of accounts receivable. If the actual collection percentage differed by 1% at September 30, 2023 from our estimated collection percentage as a result of a change in expected recoveries, net loss for the nine months ended September 30, 2023 would have changed by $37 million, and net accounts receivable at September 30, 2023 would have changed by $47 million. We also continually review our overall reserve adequacy by monitoring historical cash collections as a percentage of trailing net operating revenues, as well as by analyzing current period net operating revenues and admissions by payor classification, days revenue outstanding, the composition of self-pay receivables between pure self-pay patients and the patient responsibility portion of third-party insured receivables and the impact of recent acquisitions and dispositions.

Our policy is to write-off gross accounts receivable if the balance is under $10.00 or when such amounts are placed with outside collection agencies. We believe this policy accurately reflects our ongoing collection efforts and is consistent with industry practices. We had approximately $1.7 billion at both September 30, 2023 and December 31, 2022, being pursued by various outside collection agencies. We expect to collect less than 4%, net of estimated collection fees, of the amounts being pursued by outside collection agencies. As these amounts have been written-off, they are not included in our accounts receivable. Collections on amounts previously written-off are recognized as a recovery of net operating revenues when received. However, we take into consideration estimated collections of these future amounts written-off in determining the implicit price concessions used to measure the transaction price for the applicable portfolio of patient accounts receivable.

All of the following information is derived from our hospitals, excluding clinics, unless otherwise noted.

Patient accounts receivable from our hospitals represent approximately 98% of our total consolidated accounts receivable.

Days revenue outstanding, adjusted for the impact of receivables for state Medicaid supplemental payment programs and divested facilities, was 60 days at September 30, 2023 and 56 days at December 31, 2022.

Total gross accounts receivable (prior to allowance for contractual adjustments and implicit price concessions) was approximately $16.9 billion and $15.9 billion as of September 30, 2023 and December 31, 2022, respectively. The approximate percentage of total gross accounts receivable (prior to allowance for contractual adjustments and implicit price concessions) summarized by aging categories is as follows:

As of September 30, 2023:
	% of Gross Receivables
Payor	0 - 90 Days	90 - 180 Days	180 - 365 Days	Over 365 Days
Medicare	11%	1%	1%	—%
Medicare Managed Care	16%	3%	3%	2%
Medicaid	7%	2%	1%	1%
Managed Care and other third-party payors	17%	3%	3%	2%
Self-Pay	7%	5%	7%	8%

As of December 31, 2022:
	% of Gross Receivables
Payor	0 - 90 Days	90 - 180 Days	180 - 365 Days	Over 365 Days
Medicare	11%	1%	—%	—%
Medicare Managed Care	15%	3%	3%	1%
Medicaid	7%	1%	1%	1%
Managed Care and other third-party payors	18%	3%	3%	2%
Self-Pay	7%	6%	8%	9%

The approximate percentage of total gross accounts receivable (prior to allowances for contractual adjustments and implicit price concessions) summarized by payor is as follows:

	September 30,	December 31,
	2023	2022
Insured receivables	72.5%	69.5%
Self-pay receivables	27.5	30.5
Total	100.0%	100.0%

The combined total at our hospitals and clinics for the estimated implicit price concessions for self-pay accounts receivable and allowances for other self-pay discounts and contractuals, as a percentage of gross self-pay receivables, was approximately 90% and 91% at September 30, 2023 and December 31, 2022, respectively. If the receivables that have been written-off, but where collections are still being pursued by outside collection agencies, were included in both the allowances and gross self-pay receivables specified above, the percentage of combined allowances to total self-pay receivables would have been 93% at both September 30, 2023 and December 31, 2022.

Goodwill

At September 30, 2023, we had approximately $3.9 billion of goodwill recorded, all of which resides at our hospital operations reporting unit. Goodwill represents the excess of the fair value of the consideration conveyed in an acquisition over the fair value of net assets acquired. Goodwill is evaluated for impairment annually and when an event occurs or circumstances change that, more likely than not, reduce the fair value of the reporting unit below its carrying value. We performed our last annual goodwill impairment evaluation during the fourth quarter of 2022 using the October 31, 2022 measurement date, which indicated no impairment.

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

The net present value of the projected payments was discounted using a weighted-average risk-free rate of approximately 3.8% at both September 30, 2023 and December 31, 2022. This liability is adjusted for new claims information in the period such information becomes known to us. Professional liability expense includes the losses resulting from professional liability claims and loss adjustment expense, as well as excess insurance premiums, and is presented within other operating expenses in the accompanying condensed consolidated statements of loss.

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

For purposes of estimating our individual claim accruals, we utilize specific claim information, including the nature of the claim, the expected claim amount, the year in which the claim occurred and the laws of the jurisdiction in which the claim occurred. Once the case accruals for known claims are determined, information is stratified by loss layers and retentions, accident years, reported years and geography. Several actuarial methods are used against this data to produce estimates of ultimate paid losses and reserves for incurred but not reported claims. Each of these methods uses our company-specific historical claims data and other information. Company-specific data includes information regarding our business, including historical paid losses and loss adjustment expenses, historical and current case loss reserves, actual and projected hospital statistical data, a variety of hospital census information, employed physician information, professional liability retentions for each policy year, geographic information and other data. Significant assumptions are made on the basis of the aforementioned information in estimating reserves for incurred but not reported claims. A 1% change in assumptions for either severity or frequency as of September 30, 2023 would have increased or decreased the reserve between $5 million to $15 million.

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

There were no significant changes in our estimate of the reserve for professional liability claims during the nine months ended September 30, 2023.

Income Taxes

We must make estimates in recording provision for income taxes, including determination of deferred tax assets and deferred tax liabilities and any valuation allowances that might be required against the deferred tax assets. We believe that future income will enable us to realize certain deferred tax assets, subject to the valuation allowance we have established.

The total amount of unrecognized benefit that would impact the effective tax rate, if recognized, was $32 million at September 30, 2023. A total of $2 million of interest and penalties is included in the amount of liability for uncertain tax positions at September 30, 2023. It is our policy to recognize interest and penalties related to unrecognized benefits in our condensed consolidated statements of loss as income tax expense.

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “thinks,” and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. A number of factors could affect the future results of the Company or the healthcare industry generally and could cause the Company’s expected results to differ materially from those expressed in this Form 10-Q. These factors include, among other things:

•
general economic and business conditions, both nationally and in the regions in which we operate, including the current negative macroeconomic conditions, ongoing inflationary pressures that have significantly increased and may continue to significantly increase our expenses, the current high interest rate environment, ongoing challenging labor market conditions and labor shortages, geopolitical instability, including the current and/or potential future adverse impact of such economic conditions and other factors on our net operating revenues (including our service mix, revenue mix, payor mix and/or patient volumes) and our ability to collect outstanding receivables, as well as the potential impact on us of financial and capital market instability and/or disruptions to the banking system due to bank failures and other factors, including any potential impact on our ability to access and or obtain the return of cash and cash equivalents, and/or our ability to access credit, liquidity and capital market sources on acceptable terms or at all;
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
•
the inability of third parties with whom we contract to provide hospital-based physicians and the effectiveness of our efforts to mitigate such non-performance including through acquisitions of outsourced medical specialist businesses, engagement with new or replacement providers, employment of physicians and re-negotiation or assumption of existing contracts;
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the three months ended September 30, 2023, there have been no material changes in the quantitative and qualitative disclosures set forth in Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our 2022 Form 10-K.

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

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2023 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Shareholder Litigation

Caleb Padilla, individually and on behalf of all others similarly situated v. Community Health Systems, Inc., Wayne T. Smith, Larry Cash, and Thomas J. Aaron. This purported federal securities class action was filed in the United States District Court for the Middle District of Tennessee on May 30, 2019. It seeks class certification on behalf of purchasers of our common stock between February 20, 2017 and February 27, 2018 and alleges misleading statements resulted in artificially inflated prices for our common stock. On November 20, 2019, the District Court appointed Arun Bhattacharya and Michael Gaviria as lead plaintiffs in the case. The lead plaintiffs filed a consolidated class complaint on January 21, 2020. The Company filed a motion to dismiss the consolidated class complaint on March 23, 2020, and the District Court denied that motion on August 17, 2022. We have reached a tentative settlement of this matter, which was preliminarily approved by the District Court on May 31, 2023. The Court granted final approval of the settlement on October 13, 2023.

Padilla Derivative Litigation. Four purported shareholder derivative cases have been filed in two District Courts relating to the factual allegations in the Padilla litigation; three of these cases have been consolidated in In re Community Health Systems, Inc. Shareholder Derivative Litigation and are pending in the United States District Court for the District of Delaware; namely, Faisal Hussain v. Wayne T. Smith, et al, filed August 12, 2019; Susheel Tanjavoor v. Wayne T. Smith, et al., filed August 29, 2019; and Kevin Aronson v. Wayne T. Smith, et al, filed April 29, 2020. The fourth case, Roger Trombley v. Wayne T. Smith, et al, filed August 20, 2019, is pending in the United States District Court for the Middle District of Tennessee. All four cases seek relief derivatively and on behalf of Community Health Systems, Inc. against certain Company officers and directors based on alleged breaches of fiduciary duty, unjust enrichment, and other acts related to certain Company disclosures in 2017 and 2018 regarding the Company’s adoption of Accounting Standards Update 2014-09, which the Company adopted effective January 1, 2018. Both cases are currently stayed by court order until the United States District Court for the Middle District of Tennessee rules on the defendants’ motion for summary judgment, which has yet to be filed, in the Padilla action. We have reached a tentative settlement of these cases, which will be subject to final approval by the District Court.

Qui Tam Litigation

U.S. ex rel Larry Bomar v. Bayfront HMA Medical Center, LLC, et al – On September 14, 2017, our former hospital in St. Petersburg, Florida received a civil investigative demand, or CID, from the United States Department of Justice for information concerning its historic participation in the Florida Low Income Pool Program. The Low Income Pool Program, or LIP, is a funding pool to support healthcare providers that provide uncompensated care to Florida residents who are uninsured or underinsured. The CID sought documentation related to agreements between the hospital and Pinellas County. On June 13, 2019, an additional ten of our affiliated hospitals in Florida received CIDs related to the same subject matter, along with two CIDs addressed to our affiliated management company and the Parent Company. We cooperated fully with the investigation. On September 15, 2021, the United States District Court for the Middle District of Florida ordered the unsealing of this qui tam complaint, which contains allegations related to the information sought in the September 14, 2017 CID. Specifically, the relator claims our former hospital in St. Petersburg – Bayfront Medical Center St. Petersburg – along with other, unaffiliated hospitals violated the False Claims Act by allegedly making certain contributions to a non-profit entity for the purpose of receiving supplemental Medicaid funding. The United States has declined to intervene in the case. We filed a motion to dismiss on November 23, 2021, which the District Court granted without prejudice on January 24, 2023. The relator filed a first amended complaint on February 14, 2023, our response to which was filed on February 28, 2023. The District Court granted our motion to dismiss with prejudice on August 21, 2023. The relator has filed a notice of appeal to the United States Court of Appeals for the Eleventh Judicial Circuit.

Commercial Litigation and Other Lawsuits

Thomas Mason, MD, Steven Folstad, MD and Mid-Atlantic Emergency Medical Associates, PA v. Health Management Associates, LLC f/k/a Health Management Associates, Inc., Mooresville Hospital Management Associates d/b/a Lake Norman Regional Medical Center, Statesville HMA, LLC d/b/a Davis Regional Medical Center, Envision Healthcare Corporation f/k/a Emergency Medical Services Corporation, Emcare Holdings, Inc., and Emergency Medical Services, LP. This alleged wrongful retaliation case is filed in the United States District Court for the Western District of North Carolina. The plaintiffs allege their agreements with the defendants were terminated in retaliation for plaintiffs’ alleged refusal to admit patients unnecessarily to the defendant hospitals or otherwise perform unnecessary diagnostic testing. The allegations of the complaint relate to time periods prior to the hospitals’ affiliation with the Company. The plaintiffs filed a third amended complaint on April 26, 2019. The defendants filed motions to dismiss, which were granted in part and denied in part on September 5, 2019. A jury trial in this matter is set to begin on February 5, 2024. We continue to vigorously defend this case.

Tower Health, f/k/a Reading Health System, et al v. CHS/Community Health Systems, Inc., et al. This breach of contract action is pending in the United States District Court for the Eastern District of Pennsylvania. The plaintiffs allege breaches of an asset purchase agreement in connection with the sale of Pottstown Memorial Medical Center. The alleged breaches regard plaintiffs’ contention that the defendants failed to disclose certain conditions related to the physical plant of the hospital, along with various other alleged breaches of the asset purchase agreement. The plaintiffs filed an amended complaint on July 22, 2019. Trial for this matter began May 3, 2021 and closed on October 5, 2021. On September 6, 2022, the District Court issued a Memorandum Opinion denying all of Tower Health’s claims and entering a judgment in favor of the Company. The district Court also awarded the Company its attorneys’ fees and costs. On October 4, 2022, Tower Health filed a Rule 59 motion to alter or amend the District Court’s judgment and a Rule 15 motion to amend its pleadings. The Company has filed oppositions to both motions and has separately moved for its attorney’s fees. On August 11, 2023, the District Court denied Tower Health's Rule 59 and Rule 15 motions. Tower Health has filed a notice of appeal to the United States Court of Appeals for the Third Judicial District. Our motion for attorneys' fees is still pending. We continue to vigorously defend this case.

Daniel H. Golden, as Litigation Trustee of the QHC Litigation Trust, and Wilmington Savings Fund Society, FSB, solely in its capacity as indenture trustee v. Community Health Systems, Inc., et al. A complaint in this case was filed on October 25, 2021 in the United States Bankruptcy Court for the District of Delaware against various persons, including the Company, certain subsidiaries of the Company, certain former executive officers of the Company and Credit Suisse Securities (USA) LLC. Plaintiff Daniel H. Golden is the litigation trustee for a litigation trust which was formed under the plan of reorganization of Quorum Health Corporation, or QHC, and certain affiliated entities confirmed by order of the United States Bankruptcy Court for the District of Delaware wherein QHC and certain affiliated entities contributed various causes of action to such litigation trust. Plaintiff Wilmington Savings Fund Society is the indenture trustee for certain notes issued by QHC. The complaint seeks damages and other forms of recovery arising out of certain alleged actions taken by the Company and the other defendants in connection with the spin-off of QHC which was completed on April 29, 2016, and includes claims for unjust enrichment and for avoidance of certain transactions and payments by QHC to the Company connected with the spin-off, including the $1.21 billion special dividend paid by QHC to the Company as part of the spin-off transactions. We filed a motion to dismiss on January 14, 2022, and oral argument on that motion was heard on July 21, 2022. On March 16, 2023, the District Court granted in part and denied in part our motion to dismiss. We continue to vigorously defend this case.

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

We contract with various third parties who provide hospital-based physicians, including emergency, anesthesiology, hospitalist/inpatient care, radiology, tele-radiology and surgery. Third-party providers of hospital-based physicians, including those with whom we contract, have experienced significant disruption in the form of regulatory changes, including those stemming from enactment of the No Surprises Act, challenging labor market conditions resulting from a shortage of physicians and inflationary wage-related pressures, as well as increased competition through consolidation of physician groups. In some instances, providers of outsourced medical specialists have become insolvent and unable to fulfill their contracts with us for providing hospital-based physicians. The success of our hospitals depends in part on the adequacy of staffing, including through contracts with third parties. If we are unable to adequately contract with providers, or the providers with whom we contract become unable to fulfill their contracts, our admissions may decrease, and our operating performance, capacity and growth prospects may be adversely affected. Further, our efforts to mitigate the potential impact to our business from third-party providers who are unable to fulfill their contracts to provide hospital-based physicians, including through acquisitions of outsourced medical specialist businesses, employment of physicians and re-negotiation or assumption of existing contracts, may be unsuccessful. These developments with respect to providers of outsourced medical specialists, and our inability to effectively respond to and mitigate the potential impact of such developments, may disrupt our ability to provide healthcare services, which may adversely impact our business and financial results.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

The following table contains information about our purchases of common stock during the three months ended September 30, 2023.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (b)
July 1, 2023 -
July 31, 2023	—	$—	—	—
August 1, 2023 -
August 31, 2023	939	3.38	—	—
September 1, 2023 -
September 30, 2023	—	—	—	—
Total	939	$3.38	—	—

(a)
939 shares were withheld to satisfy the payment of tax obligations related to the vesting of restricted stock awards.
(b)
We had no publicly announced repurchase programs for shares of our common stock during the three months ended September 30, 2023.

The ABL Facility and the indentures governing each series of our outstanding notes restrict our subsidiaries from, among other matters, paying dividends and making distributions to us, which thereby limits our ability to pay dividends and/or repurchase stock. As of September 30, 2023, under the most restrictive test in these agreements (and subject to certain exceptions), we have approximately $300 million of capacity to pay permitted dividends and/or repurchase shares of stock or make other restricted payments.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None. Without limiting the generality of the foregoing, during the three months ended September 30, 2023, no director or officer of the Company adopted or terminated any "Rule 10b5-1 trading arrangement," or any "non-Rule 10b-5 trading arrangement," as such terms are defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

No.		Description
2.1

Asset Purchase Agreement, dated as of July 24, 2023, by and between certain subsidiaries of CHS/Community Health Systems, Inc. and Florida Health Sciences Center, Inc. d/b/a Tampa General Hospital and certain of its subsidiaries named therein (incorporated by reference to Exhibit 2.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 25, 2023 (No. 001-15925))

3.1

Amended and Restated By-laws of Community Health Systems, Inc., dated September 13, 2023 (incorporated by reference to Exhibit 3.1 to Community Health Systems, Inc.'s Current Report on Form 8-K filed September 13, 2023 (No. 001-15925))

10.1	*†	Community Health Systems, Inc. 2019 Employee Performance Incentive Plan, as amended and restated September 13, 2023
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	*

The following financial information from our quarterly report on Form 10-Q for the quarter and nine months ended September 30, 2023 and 2022, filed with the SEC on October 26, 2023, formatted in Inline Extensible Business Reporting Language: (i) the condensed consolidated statements of loss for the three and nine months ended September 30, 2023 and 2022, (ii) the condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2023 and 2022, (iii) the condensed consolidated balance sheets at September 30, 2023 and December 31, 2022, (iv) the condensed consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022, and (v) the notes to the condensed consolidated financial statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

Date: October 26, 2023