Form 10-K
period 2023-12-31
COMMUNITY HEALTH SYSTEMS INC
filed 2024-02-21
CIK 1108109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $546,992,362. Market value is determined by reference to the closing price on June 30, 2023 of the Registrant’s Common Stock as reported by the New York Stock Exchange. The Registrant does not (and did not at June 30, 2023) have any non-voting common stock outstanding. As of February 14, 2024, there were 136,737,166 shares of common stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this annual report is incorporated by reference to portions of the Registrant’s definitive proxy statement for its 2024 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2023.

TABLE OF CONTENTS

COMMUNITY HEALTH SYSTEMS, INC.

Year ended December 31, 2023

Item 1. Business of Community Health Systems, Inc.

Overview of Our Company

We are one of the nation’s largest healthcare companies. Our affiliates are leading providers of healthcare services, developing and operating healthcare delivery systems in 40 distinct markets across 15 states. As of December 31, 2023, our subsidiaries own or lease 71 affiliated hospitals, with approximately 12,000 beds, and operate more than 1,000 sites of care, including physician practices, urgent care centers, freestanding emergency departments, occupational medicine clinics, imaging centers, cancer centers and ambulatory surgery centers. We generate revenues by providing a broad range of general and specialized hospital healthcare services and outpatient services to patients in the communities in which we are located. For the hospitals that we own and operate, we are paid for our services by governmental agencies, private insurers and directly by the patients we serve. Services provided through our hospitals and outpatient facilities include general acute care, emergency room, general and specialty surgery, critical care, internal medicine, obstetrics, diagnostic, psychiatric and rehabilitation services. An integral part of providing these services is our network of affiliated physicians at our hospitals and affiliated businesses. As of December 31, 2023, we employed approximately 1,500 physicians and an additional 1,100 licensed healthcare practitioners. Through our management and operation of these businesses, we provide standardization and centralization of operations across key business areas; strategic assistance to expand and improve services and facilities; implementation of patient safety and quality of care improvement programs and assistance in the recruitment of additional physicians and licensed healthcare practitioners to the markets in which our hospitals are located. In a number of our markets, we have partnered with local physicians, for-profit entities and/or not-for-profit providers in the ownership of our facilities.

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

Our Business Strategy

The key elements of our business strategy are to:

Become a market leader and increase market share in the communities we serve

We operate across diverse markets that range from sole community providers to large regional networks. We are able to leverage our significant scale and standardized systems to provide cost-effective services and best practices for our affiliate operations. Each of our markets develops and executes a strategic plan with short- and long-term goals, based on their unique opportunities and the needs of their respective communities. In addition, as an organization, we have implemented a number of strategic initiatives designed to improve market position, expand services to our patients, and capture a greater share of healthcare spending in our markets. These include:

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

Regional networks are able to expand the breadth of services provided for our patients, centralize key services, deliver care in an organized and efficient way across the network, improve alignment with physicians and other providers, and make services more attractive to managed care and other payors. Currently, 43 of our hospitals operate in 12 unique regional networks.

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

Recruiting and/or Employing Additional Primary Care Physicians and Specialists. The physician-patient relationship is the foundation on which healthcare services are built. Understanding this, we continuously assess our communities to identify service gaps and practice opportunities in order to recruit an optimal mix of primary care physicians and specialists. We analyze demographic data and referral trends and employ recruiters at the corporate level to support local hospital administrators in their physician recruitment efforts. In some markets, we employ physicians through recruitment or acquisition of their existing practices. However, most physicians in our communities and on our medical staffs remain in private practice and are not our employees.

We work hard to develop positive, collaborative relationships with physicians. We currently participate in 11 Medicare Shared Savings Program Accountable Care Organizations, which include approximately 3,500 employed and independent physicians in our communities. We look forward to continuing to realize the benefits of these organizations, including opportunities to strengthen quality, deepen clinical collaboration and demonstrate performance under a reimbursement system moving toward more value-based incentives and payments.

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
•
Digital marketing and consumer engagement campaigns; and
•
Other technology-enabled initiatives that support connected healthcare experiences, such as patient portals, text message appointment reminders, gaps-in-care campaigns and post-discharge surveys.

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

Billing and Collections. We have adopted standard policies and procedures with respect to billing and collections. We have automated various components of the collection cycle, including statements and collection letters, to help facilitate timely and accurate progression of our accounts through the collection cycle. We have consolidated local hospital billing and collection functions into three centralized business offices and have completed the transition of our hospital billing departments to this new infrastructure. These efforts have resulted in lower patient claim denials, higher underpayment recoveries and reduced operating costs.

Physician Support. We support newly recruited physicians to facilitate a smooth and effective transition into our communities. We have implemented programs to improve physician workflow, reduce physician turnover, optimize staffing at physician clinics and standardize onboarding processes.

Human Resources. We have created a centralized nurse recruitment program to support our hospitals in their efforts to recruit the nurses needed for the delivery of high quality care, which are a priority due to workforce shortages across the healthcare industry. We also operate nursing school programs on some of our hospital campuses and partner with nursing schools in many of our communities. In addition, we have expanded programs aimed at employee retention and satisfaction, including an expanded employee benefits program with higher levels of tuition reimbursement and student loan support. We also operate leadership development programs and have established rewards and recognition initiatives.

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

We have also expanded our network of outpatient services to create greater access and more convenience for our patients, including through significant expansion of our ability to provide remote patient care.

We have operated a Patient Safety Organization, or PSO, since 2012. Our PSO is listed by the U.S. Department of Health and Human Services, or HHS, Agency for Healthcare Research and Quality. We believe our PSO has assisted, and will continue to assist us, in improving patient safety at our hospitals. The PSO has been recertified by the Agency for Healthcare Research and Quality through 2026.

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

Industry Overview

According to the Centers for Medicare & Medicaid Services, or CMS, national healthcare expenditures grew 4.1% in 2022 to over $4.4 trillion, an increase from the growth of 3.2% experienced in 2021. The increase in 2022 reflected strong growth in Medicaid and private health insurance spending that was partially offset by continued declines in federal spending associated with developments regarding the COVID-19 pandemic. National healthcare expenditures accounted for approximately 17.3% of total U.S. gross domestic product in 2022. CMS projections indicate that total U.S. healthcare spending is expected to grow at an average annual rate of 5.5% for 2024 through 2031. CMS anticipates that total U.S. healthcare annual expenditures will exceed $7.1 trillion by 2031, accounting for approximately 19.6% of the total U.S. gross domestic product. The CMS projections of healthcare spending are constructed using a current-law framework. The most recent historical data was published in December 2023, and the most recent projections for future years were published in June 2023, and do not take into account the actual expenditures in 2023. Since the health sector has been significantly affected by the COVID-19 pandemic since 2020, CMS expects that the unwinding of various measures related to the COVID-19 public health emergency will affect projected trends. CMS expects the expiration of pandemic-related provisions, coupled with recent legislation, to impact health insurance enrollment trends. Going forward, CMS expects changes in spending growth to be influenced more by health-specific factors, such as medical-specific price inflation, the use and intensity of medical care, and demographic impacts associated with the continuing enrollment of the baby-boom generation in Medicare, and less by federal supplemental payments to providers and federal public health spending.

Hospital services, the market within the healthcare industry in which we primarily operate, is the largest single category of healthcare expenditures. Hospital care expenditures totaled nearly $1.4 trillion in 2022, an increase of 2.2% over 2021, slowing in comparison to the growth rate of 4.5% in 2021. The slower growth rate in 2022 was driven by slower growth in spending for hospital care by private health insurance, Medicare and Medicaid, and by a decline in other private revenues. Trends in hospital prices and use of services also contributed to the lower growth in 2022. CMS projects that the hospital services category will grow at an average of 6.1% annually from 2024 through 2031, reaching over $2.3 trillion by 2031.

U.S. Hospital Industry. The U.S. hospital industry is broadly defined to include acute care, rehabilitation and psychiatric facilities that are either public (government owned and operated), not-for-profit private (religious or secular), or for-profit institutions (investor owned). According to the American Hospital Association, there are approximately 5,000 community hospitals in the U.S., which are not-for-profit owned, investor owned, or state or local government owned. Of these hospitals, approximately 35% are located in communities not located within a metropolitan area designated by the U.S. Office of Management and Budget and the Census Bureau. We believe that a majority of these hospitals are owned by not-for-profit or governmental entities. These facilities offer a broad range of healthcare services, including internal medicine, general surgery, cardiology, oncology, orthopedics, OB/GYN and emergency services. In addition, hospitals offer other ancillary services, including psychiatric, diagnostic, rehabilitation, home care and outpatient surgery services.

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

Hospital Industry Trends

Demographic Trends. According to the U.S. Census Bureau, in 2023, there were nearly 58 million Americans aged 65 or older in the U.S., comprising approximately 17.3% of the total U.S. population. By the year 2030, the number of Americans aged 65 or older is expected to climb to 71 million, or 20.6% of the total population. The number of people aged 85 and older is also expected to increase from 6 million in 2022 to 9 million by the year 2030. These anticipated increases will increase demand for healthcare services and, as importantly, the demand for innovative, more sophisticated means of delivering those services. Hospitals, as the largest category of care in the healthcare market, will be among those impacted most directly by this increase in demand. Based on data compiled for us, the populations of the service areas where our hospitals are located grew 6.7% from 2018 to 2023 and are expected to grow by 2.6% from 2023 to 2028. The number of people aged 65 or older in these service areas grew by 16.4% from 2018 to 2023 and is expected to grow by 13.5% from 2023 to 2028. People aged 65 or older comprised 18.6% of the total population in our service areas in 2023, and they may comprise an estimated 20.6% of the total population in our service areas by 2028.

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

Trends in Payment for Healthcare Services. As discussed in more detail in the Government Regulation section of this Form 10-K, growing financial and economic pressures on the healthcare industry have resulted in a shift away from traditional reimbursement models. Government and private third-party payors are increasingly adopting and exploring value-based purchasing initiatives, which typically emphasize the cost-effective delivery of care and quality of outcomes. In addition, health insurance coverage models have evolved, with increased enrollment in Medicare Managed Care and Medicaid managed care programs and in high-deductible health plans. We may face greater risk of write-offs of uncollectible amounts from patients enrolled in high-deductible health plans.

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

Selected Operating Data

The following table sets forth operating statistics for each of the years presented for our hospitals. Statistics for 2023 include a full year of operations for 71 hospitals and partial periods for eight hospitals that were divested, and one hospital in which we sold a majority ownership during the year, reflecting the operations of these hospitals prior to divestiture. Statistics for 2022 include a full year of operations for 79 hospitals and partial periods for one hospital that was divested, one hospital that opened and three hospitals that were closed during the year, reflecting the operations of these hospitals prior to divestiture, opening, or closure as applicable. Statistics for 2021 include a full year of operations for 83 hospitals, and partial periods for five hospitals that were divested reflecting the operations of these hospitals prior to divestiture and one hospital that ceased to operate as a stand-alone hospital and began operating as a campus of another hospital offering only emergency room and outpatient services (statistics for 2021 reflect the operations of that hospital prior to being consolidated into another hospital).

	Year Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Consolidated Data
Number of hospitals (at end of period)	71	80	83
Licensed beds (at end of period)(1)	11,902	12,832	13,289
Beds in service (at end of period)(2)	10,234	10,936	11,629
Admissions(3)	435,913	434,765	442,445
Adjusted admissions(4)	992,552	975,737	950,717
Patient days(5)	1,957,536	2,052,864	2,190,405
Average length of stay (days)(6)	4.5	4.7	5.0
Occupancy rate (beds in service)(7)	52.4%	49.2%	51.1%
Net operating revenues	$12,490	$12,211	$12,368
Net inpatient revenues as a % of net operating revenues	46.6%	46.8%	48.3%
Net outpatient revenues as a % of net operating revenues	53.4%	53.2%	51.7%
Net (loss) income attributable to Community Health Systems, Inc. stockholders	$(133)	$46	$230
Net (loss) income attributable to Community Health Systems, Inc. stockholders as a % of net operating revenues	(1.1)%	0.4%	1.9%
Adjusted EBITDA(8)	$1,453	$1,466	$1,969
Adjusted EBITDA as a % of net operating revenues(8)	11.6%	12.0%	15.9%

Liquidity Data
Net cash flows provided by (used in) operating activities	$210	$300	$(131)
Net cash flows provided by (used in) operating activities as a % of net operating revenues	1.7%	2.5%	(1.1)%
Net cash flows used in investing activities	$(26)	$(259)	$(524)
Net cash flows used in financing activities	$(264)	$(430)	$(514)

	Year Ended December 31,
	2023	2022	Increase (Decrease)
	(Dollars in millions)
Same-Store Data(9)
Admissions(3)	413,529	399,355	3.5%
Adjusted admissions(4)	942,074	894,388	5.3%
Patient days(5)	1,864,128	1,895,988
Average length of stay (days)(6)	4.5	4.7
Occupancy rate (beds in service)(7)	49.9%	51.5%
Net operating revenues	$12,009	$11,457	4.8%
Income from operations	$942	$973	(3.2)%
Income from operations as a % of net operating revenues	7.8%	8.5%
Depreciation and amortization	$485	$491
Equity in earnings of unconsolidated affiliates	$(8)	$(14)

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
(8)
EBITDA is a non-GAAP financial measure which consists of net (loss) income attributable to Community Health Systems, Inc. before interest, income taxes, and depreciation and amortization. Adjusted EBITDA, also a non-GAAP financial measure, is EBITDA adjusted to add back net income attributable to noncontrolling interests and to exclude loss (gain) from early extinguishment of debt, impairment and (gain) loss on sale of businesses, expense from third-party consulting costs associated with significant process and systems redesign across multiple functions as part of the Company’s previously disclosed multi-year initiative to modernize and consolidate technology platforms and associated processes, gain on sale of equity interests in Macon Healthcare, LLC as completed in the third quarter of 2021, expense related to government and other legal matters and related costs, income during the fourth quarter of 2021 associated with the settlement of litigation for the recovery of amounts of certain professional liability claims settled in 2020 covered by third-party insurance policies, expense related to employee termination benefits and other restructuring charges, the impact of a change in estimate to increase the professional liability claims accrual recorded during the fourth quarter of 2022 with respect to claims incurred in prior years related to divested locations and the gain on sale by HealthTrust of a majority interest in CoreTrust completed during the fourth quarter of 2022. The Company has from time to time sold noncontrolling interests in certain of its subsidiaries or acquired subsidiaries with existing noncontrolling interest ownership positions. The Company believes that it is useful to present Adjusted EBITDA because it adds back the portion of EBITDA attributable to these third-party interests. The Company reports Adjusted EBITDA as a measure of financial performance. Adjusted EBITDA is a key measure used by management to assess the operating performance of the Company’s hospital operations and to make decisions on the allocation of resources. Adjusted EBITDA is also used to evaluate the performance of the Company’s executive management team and is one of the primary metrics used in connection with determining short-term cash incentive compensation and the achievement of vesting criteria with respect to performance-based equity awards. In addition, management utilizes Adjusted EBITDA in assessing the Company’s consolidated results of operations and operational performance and in comparing the Company’s results of operations between periods. The Company believes it is useful to provide investors and other users of the Company’s financial statements this performance measure to align with how management assesses the Company’s results of operations. Adjusted EBITDA also is comparable to a similar metric called Consolidated EBITDA, as defined in the Company’s asset-based loan facility, or the ABL Facility, and the Company’s existing note indentures, which is a key component in the determination of the Company’s compliance with certain covenants under the ABL Facility and such note indentures (including the Company’s ability to service debt and incur capital expenditures), and is used to determine the interest rate and commitment fee payable under the ABL Facility (although Adjusted EBITDA does not include all of the adjustments described in the ABL Facility). Adjusted EBITDA includes the Adjusted EBITDA attributable to hospitals that were divested during the course of such year, but in each case solely to the extent relating to the period prior to the consummation of the applicable divestiture. For further discussion of Consolidated

EBITDA and how that measure is utilized in the calculation of covenants in the ABL Facility, see the Capital Resources section of Part II, Item 7 of this Form 10-K.

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

The following table reflects the reconciliation of Adjusted EBITDA, as defined, to net (loss) income attributable to Community Health Systems, Inc. stockholders as derived directly from our Consolidated Financial Statements for the years ended December 31, 2023, 2022 and 2021 (in millions):

	Year Ended December 31,
	2023	2022	2021
Net (loss) income attributable to Community Health Systems, Inc. stockholders	$(133)	$46	$230
Adjustments:
Provision for income taxes	191	170	131
Depreciation and amortization	505	534	540
Net income attributable to noncontrolling interests	149	133	138
Interest expense, net	830	858	885
(Gain) loss from early extinguishment of debt	(72)	(253)	79
Gain from CoreTrust Transaction	—	(119)	—
Gain on sale of equity interests in Macon Healthcare, LLC	—	—	(39)
Impairment and (gain) loss on sale of businesses, net	(87)	71	24
Expense from government and other legal matters and related costs	36	5	—
(Income) expense from the settlement of professional liability claims for which the third-party insurers' obligation to insure the Company for the underlying loss has been settled	—	—	(19)
Expense related to employee termination benefits and other restructuring charges	12	6	—
Change in estimate for professional claims liability related to divested locations	—	15	—
Expense from business transformation costs	22	—	—
Adjusted EBITDA	$1,453	$1,466	$1,969

(9)
Same-store operating results and statistical information include the results of businesses operated in the comparable current year and prior year periods and exclude businesses divested or closed in the periods presented.

Sources of Revenue

The following table presents the approximate percentages of net operating revenues by payor source for the periods indicated. The data for the periods presented are not strictly comparable due to the effect that businesses acquired, sold, closed or opened during each of the respective periods, as applicable, have had on these statistics.

	Year Ended December 31,
	2023	2022	2021
Medicare	19.9%	20.9%	21.4%
Medicare Managed Care	16.8	16.1	15.1
Medicaid	14.3	14.8	13.5
Managed Care and other third-party payors	47.9	47.5	49.1
Self-pay	1.1	0.7	0.9
Total	100.0%	100.0%	100.0%

As shown above, we receive a substantial portion of our revenues from the Medicare, Medicare Managed Care and Medicaid programs. Included in Managed Care and other third-party payors is net operating revenues from insurance companies with which we have insurance provider contracts, insurance companies for which we do not have insurance provider contracts, workers’ compensation carriers and non-patient service revenue, such as gain (loss) on investments, rental income and cafeteria sales. We generally expect the portion of revenues received from the Medicare, Medicare Managed Care and Medicaid programs to increase over the long-term due to the general aging of the population and other factors, including health reform initiatives. There has been a trend toward increased enrollment in Medicare Managed Care and Medicaid managed care programs, which may adversely affect our net operating revenues. We may also be impacted by regulatory requirements imposed on insurers, such as minimum medical-loss ratios and specific benefit requirements. Furthermore, in the normal course of business, managed care programs, insurance companies and employers actively negotiate the amounts paid to hospitals. Our relationships with payors may be impacted by price transparency initiatives and out-of-network billing restrictions, including those in the No Surprises Act. There can be no assurance that we will retain our existing reimbursement arrangements or that third-party payors will not attempt to further reduce the rates they pay for our services.

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-based reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for the treatment of patients covered by Medicare, Medicaid and non-governmental payors are generally less than our standard billing rates. We account for the differences between the estimated program reimbursement rates and our standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues by an insignificant amount in each of the years ended December 31, 2023, 2022 and 2021.

The payment rates under the Medicare program for hospital inpatient and outpatient acute care services are based on prospective payment systems, which depend upon a patient’s diagnosis or the clinical complexity of services provided to a patient, among other factors. These rates are indexed for inflation annually, although increases have historically been less than actual inflation.

Payment rates under the Medicaid program vary by state. In addition to the base payment rates for specific claims for services rendered to Medicaid enrollees, several states utilize supplemental reimbursement programs to make separate payments that are not specifically tied to an individual’s care, some of which offset a portion of the cost of providing care to Medicaid and indigent patients. These programs are funded with a combination of state and federal resources, including, in certain instances, fees or taxes levied on the providers. The programs are generally authorized by CMS for a specified period of time and require CMS’s approval to be extended. We are unable to predict whether or on what terms CMS will extend the supplemental programs in the states in which we operate. Under these supplemental programs, we recognize revenue and related expenses in the period in which amounts are estimable and payment is reasonably assured. Reimbursement under these programs is reflected in net operating revenues and included as Medicaid revenue in the table above, and fees, taxes or other program related costs are reflected in other operating expenses.

As of December 31, 2023, Indiana, Alabama, Texas and Florida represented our only areas of significant geographic concentration. Net operating revenues generated by our hospitals in Indiana, as a percentage of consolidated net operating revenues, were 17.1% in 2023, 17.3% in 2022 and 16.4% in 2021. Net operating revenues generated by our hospitals in Alabama, as a percentage of consolidated net operating revenues, were 14.4% in 2023, 13.3% in 2022 and 13.0% in 2021. Net operating revenues generated by our hospitals in Texas, as a percentage of consolidated net operating revenues, were 11.7% in 2023, 11.7% in 2022 and 11.0% in 2021. Net operating revenues generated by our hospitals in Florida, as a percentage of consolidated net operating revenues, were 11.1% in 2023, 11.6% in 2022 and 12.2% in 2021.

Hospital revenues depend upon inpatient occupancy levels, the volume of outpatient procedures and the payment rates for hospital services provided, which are a function of amounts charged, rates negotiated with third-party payors and rates determined by government payors. Charges and payment rates for routine inpatient services vary significantly depending on the type of service performed and the geographic location of the hospital. In recent years, we have experienced a significant increase in revenue received from outpatient services. We attribute this increase to:

•
advances in technology, which have permitted us to provide more services on an outpatient basis, and
•
pressure from Medicare and Medicaid programs, insurance companies and managed care plans to reduce the length and number of inpatient hospital stays and to reduce costs by providing services on an outpatient rather than on an inpatient basis.

Healthcare facility operations are also subject to certain seasonal fluctuations, including decreases in patient utilization during holiday periods and increases in colder weather months. Variations in the prevalence and severity of outbreaks of illnesses, such as COVID-19, have also resulted in, and may continue to result in, similar fluctuations of our business.

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

Government regulations are subject to change. If applicable laws and regulations change, we may have to make changes to our facilities, equipment, personnel and services so that our hospitals remain certified as hospitals and qualified to participate in these programs. We believe that our hospitals are in substantial compliance with current federal, state and local regulations and standards. We cannot be certain that governmental officials responsible for enforcing these laws or whistleblowers will not assert that we are in violation of them or that such statutes or regulations will be interpreted by the courts in a manner consistent with our interpretation.

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

To increase access to health insurance during the COVID-19 pandemic, the American Rescue Plan Act of 2021, or the ARPA, enhanced subsidies for individuals eligible to purchase coverage through Affordable Care Act marketplaces. Subsequent legislation extended these enhanced subsidies through 2025. In addition, Medicaid enrollment increased as a result of COVID-19 relief legislation that authorized a temporary increase in federal funds for certain Medicaid expenditures in states that maintained continuous Medicaid enrollment, among other requirements. However, this “continuous coverage” requirement expired on April 1, 2023, which has led to Medicaid coverage disruptions and dis-enrollments of Medicaid enrollees. These and other changes and initiatives may impact the number of individuals that elect to obtain public or private health insurance or the scope of such coverage, if purchased.

Of critical importance to us is the potential impact of any changes specific to the Medicaid program, including the funding and expansion provisions of the Affordable Care Act and subsequent legislation or agency initiatives. Historically, the states with the greatest reductions in the number of uninsured adult residents have expanded Medicaid under the Affordable Care Act. A number of states have opted out of the Medicaid coverage expansion provisions, but could ultimately decide to expand their programs at a later date. Of the 15 states in which we operated hospitals as of December 31, 2023, nine states have expanded their Medicaid programs. At this time, the other six states have not, including Florida, Alabama, Tennessee, Mississippi and Texas, where we operated a significant number of hospitals as of December 31, 2023. Some states use, or have applied to use, waivers granted by CMS to implement expansion, impose different eligibility or enrollment conditions, or otherwise implement programs that vary from federal standards.

Other recent reform initiatives and proposals at the federal and state levels include those focused on price transparency and limiting out-of-network charges, which may impact prices, our competitive position and the relationships between hospitals, insurers, patients, and ancillary providers (such as anesthesiologists, radiologists, and pathologists). For example, the No Surprises Act imposes requirements on providers and health plans intended to prevent “surprise” medical bills. Among other restrictions and requirements, the law prohibits providers from charging patients an amount beyond the in-network cost sharing amount for services rendered by out-of-network providers, subject to limited exceptions. For services for which balance billing is prohibited (even when no balance billing occurs), the No Surprises Act may limit the amounts received by out-of-network providers from health plans and establishes an independent dispute resolution process for providers and payors to handle payment disputes that cannot be resolved through direct negotiations. The No Surprises Act also requires that providers provide a good faith estimate of expected charges to uninsured or self-pay patients for scheduled items and services, in advance of the date of the scheduled item or service or upon request. Based on these estimates, such patients may invoke a patient-provider dispute resolution process to challenge charges in certain circumstances. The regulations and related guidance implementing the No Surprises Act, including those establishing the provider-payer dispute resolution process, have been and continue to be subject to legal challenges.

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

The Office of Inspector General of the Department of Health and Human Services, or OIG, is responsible for identifying and investigating fraud and abuse activities in federal healthcare programs. As authorized by Congress, the OIG publishes regulations outlining activities and business relationships that would be deemed not to violate the Anti-Kickback Statute. These regulations are known as “safe harbor” regulations. The failure of a particular activity to comply with the safe harbor regulations does not necessarily mean that the activity violates the Anti-Kickback Statute; however, such failure may lead to increased scrutiny by government enforcement authorities.

The OIG also provides guidance to healthcare providers by identifying types of activities that could violate the Anti-Kickback Statute. The OIG has identified the following incentive arrangements as potential violations of the Anti-Kickback Statute:

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
•
guarantees that if the physician’s income fails to reach a predetermined level, the hospital will pay any portion of the remainder;
•
low-interest or interest-free loans or loans that may be forgiven if a physician refers patients to the hospital;
•
payment of the costs of a physician’s travel and expenses for conferences or an honorarium for speaker events;
•
payment of services that require few, if any, substantive duties by the physician, or payment for services in excess of the fair market value of the services rendered;
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

We have a variety of financial relationships with physicians who refer patients to our hospitals. Physicians own interests in a number of our facilities. Physicians may also own our stock. We also have contracts with physicians providing for a variety of financial arrangements, including employment contracts, leases, management agreements and professional service agreements. We provide financial incentives to recruit physicians to relocate to communities served by our hospitals. These incentives include relocation, reimbursement for certain direct expenses, income guarantees and, in some cases, loans. Although we strive to comply with the Anti-Kickback Statute, taking into account available guidance including the “safe harbor” regulations, we cannot assure you that regulatory authorities will not determine otherwise. If that happens, we could be subject to criminal and civil penalties and/or exclusion from participating in Medicare, Medicaid or other government healthcare programs. Civil monetary penalties increase annually based on updates to the consumer price index.

The Social Security Act also includes a provision commonly known as the “Stark Law.” This law prohibits physicians from referring Medicare and Medicaid patients to healthcare entities in which they or any of their immediate family members have ownership interests or other financial arrangements. These types of referrals are commonly known as “self-referrals.” Sanctions for violating the Stark Law include denial of payment, civil monetary penalties that are increased annually based on updates to the consumer price index and exclusion from federal healthcare programs.

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

Our operations could be adversely affected by the failure of our arrangements to comply with the Anti-Kickback Statute, the Stark Law, billing laws and regulations, state fraud and abuse laws, evolving interpretations of current requirements or the adoption of new, federal or state laws or regulations. We are unable to predict whether other legislation or regulations at the federal or state level in any of these areas will be adopted, what form such legislation or regulations may take or how they may affect our operations. We are continuing to enter into new financial arrangements with physicians and other providers in a manner structured to comply in all material respects with these laws. We strive to comply with applicable fraud and abuse laws. We cannot assure you, however, that governmental officials responsible for enforcing these laws or whistleblowers will not assert that we are in violation of them or that such statutes or regulations ultimately will be interpreted by the courts in a manner consistent with our interpretation.

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

Emergency Medical Treatment and Active Labor Act. The Emergency Medical Treatment and Active Labor Act, or EMTALA, imposes federal requirements as to the care that must be provided to anyone who comes to facilities providing emergency medical services seeking care before they may be transferred to another facility or otherwise denied care. Under this law, healthcare facilities are required to screen patients for emergency medical conditions and stabilize them where such conditions exist, regardless of an individual’s ability to pay for treatment. Sanctions for failing to fulfill these requirements include exclusion from participation in Medicare and Medicaid programs and civil money penalties, which are increased annually based on updates to the consumer price index. In addition, the law creates private civil remedies that enable an individual who suffers personal harm as a direct result of a violation of the law to sue the offending hospital for damages and equitable relief. A medical facility that suffers a financial loss as a direct result of another participating hospital’s violation of the law also has a similar right. Although we believe that our practices comply with the law, we can give no assurance that governmental officials responsible for enforcing the law will not assert we are in violation of this law or that interpretations of the law will not change. In particular, hospitals may face conflicting interpretations as to the requirements imposed by EMTALA as interpreted by HHS in relation to state laws that limit access to abortion or other reproductive health services. For example, CMS has provided guidance regarding EMTALA obligations specific to patients who are pregnant or are experiencing pregnancy loss and the preemption of state law. This guidance is the subject of legal challenges, including pending cases in Texas and Ohio that have allowed state restrictions to remain in effect or stayed or have limited application of the guidance as the cases continue.

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

Antitrust Laws. The federal government and most states have enacted antitrust laws that prohibit certain types of conduct deemed to be anti-competitive. These laws prohibit price fixing, market allocation, bid-rigging, concerted refusal to deal, market monopolization, price discrimination, tying arrangements, acquisitions of competitors and other practices that have, or may have, an adverse effect on competition. Recently, some states have also passed legislation requiring for-profit healthcare entities, including hospitals, to notify the state attorneys general or other designated entities in advance of sales or other transactions. Violations of federal or state antitrust laws can result in various sanctions, including criminal and civil penalties. Antitrust enforcement in the healthcare industry is currently a priority of the Federal Trade Commission, or FTC, and the U.S. Department of Justice. We believe we are in compliance with such federal and state laws, but courts or regulatory authorities may reach a determination in the future that could adversely affect our operations.

Certificates of Need. The construction of new facilities, the acquisition of existing facilities, significant capital expenditures and the addition of new services at our facilities may be subject to state laws that require prior approval by state regulatory agencies. These certificate of need, or CON, laws generally require that a state agency determine the public need and give approval prior to the construction or acquisition of facilities, significant capital expenditure or the addition of new services. As of December 31, 2023, we operated 53 hospitals in 11 states that have adopted CON laws. If we fail to obtain necessary state approval, we will not be able to expand our facilities, complete acquisitions or significant capital expenditures or add new services in these states. Violation of these state laws may result in the imposition of civil sanctions or the revocation of a provider’s licenses.

HIPAA Administrative Simplification and Privacy, Security and Interoperability Requirements. The Health Insurance Portability and Accountability Act of 1996, or HIPAA, requires the use of uniform transaction standards for healthcare claims and payment transactions submitted or received electronically. These provisions are intended to encourage electronic commerce in the healthcare industry. HHS has established transaction standards and code sets that all healthcare providers must use when submitting or receiving certain healthcare transactions electronically and has issued operating rules to promote uniformity in the implementation of each standardized electronic transaction. HIPAA also requires that each provider use a National Provider Identifier.

As required by HIPAA, HHS has issued privacy and security regulations that extensively regulate the use and disclosure of protected health information, and require covered entities, including health plans and most healthcare providers, to implement administrative, physical and technical safeguards to protect the security of individually identifiable health information that is electronically maintained or transmitted. Business associates (entities that handle protected health information on behalf of covered entities) are subject to direct liability for violation of applicable provisions of the regulations. In addition, a covered entity may be subject to penalties as a result of a business associate violating HIPAA, if the business associate is found to be an agent of the covered entity.

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

Violations of the HIPAA privacy and security regulations may result in criminal penalties and in substantial civil penalties per violation. The civil penalties are adjusted annually based on updates to the consumer price index. HHS is required to perform compliance audits. In addition to enforcement by HHS, state attorneys general are authorized to bring civil actions seeking either injunction or damages in response to violations of HIPAA privacy and security regulations that threaten the privacy of state residents. HHS may resolve HIPAA violations through informal means, such as allowing a covered entity to implement a corrective action plan, but HHS has the discretion to move directly to impose monetary penalties and is required to impose penalties for violations resulting from willful neglect. We are also subject to any federal or state privacy-related laws that are more restrictive than the privacy regulations issued under HIPAA or that apply to other types of information. These laws vary and could impose additional penalties and subject us to additional privacy and security restrictions. For example, the FTC uses its consumer protection authority to initiate enforcement actions in response to data breaches. In addition, various states have enacted, and other states are considering, laws and regulations concerning the privacy and security of consumer and other personal information. To the extent we are subject to such requirements, these laws and regulations often have far-reaching effects, are subject to amendments and changing requirements and updates to regulators’ enforcement priorities, may require us to modify our data processing practices and policies, and may subject our business to a risk of increased potential liability. These laws and regulations often provide for civil penalties for violations, as well as a private right of action for data breaches, which may increase the likelihood or impact of data breach litigation. We have developed and utilize an information privacy and security compliance plan as part of our effort to comply with HIPAA and other federal and state privacy and security requirements. The privacy regulations and security laws and regulations have imposed, and will continue to impose, significant costs on us in order to comply with these standards.

Healthcare providers and industry participants are also subject to an increasing number of requirements intended to promote the interoperability and exchange of patient health information. For example, healthcare providers and certain other entities are subject to information blocking restrictions pursuant to the 21st Century Cures Act that prohibit practices that are likely to interfere with the access, exchange or use of electronic health information, except as required by law or specified by HHS as a reasonable and necessary activity. Violations may result in penalties or other significant disincentives. In November 2023, HHS issued a proposed rule to establish disincentives for certain types of providers. If finalized, hospitals found to have committed information blocking would not qualify as “meaningful electronic health record users” under the Medicare Promoting Interoperability Program and as a result would lose 75% of the annual market basket increase they would otherwise receive.

Payment

Medicare. Medicare is a federal health insurance program that provides certain hospital and medical insurance benefits to persons age 65 and over, some disabled persons, persons with end-stage renal disease and persons with amyotrophic lateral sclerosis, also known as ALS or Lou Gehrig’s Disease.

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

The MS-DRG payment rates for inpatient acute services are adjusted by an update factor on October 1 of each year, the beginning of the federal fiscal year. The index used to adjust the MS-DRG payment rates, known as the “market basket index,” gives consideration to the inflation experienced by hospitals in purchasing goods and services. MS-DRG payment rates were increased by the “market basket index” update of 4.1% and 3.3% for each of federal fiscal years 2023 and 2024, respectively, subject to certain adjustments. For federal fiscal year 2023, the market basket update was adjusted by the following percentage points: a positive 0.5 percentage point adjustment in accordance with the Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, and a 0.3 percentage point reduction for the productivity adjustment. For federal fiscal year 2024, the market basket update was reduced by 0.2 percentage points for the productivity adjustment. A reduction of 25% of the market basket update occurs if patient quality data is not submitted, and a reduction of 75% of the market basket update occurs for hospitals that fail to demonstrate meaningful use of certified electronic health records, or EHR, technology without receiving a hardship exception. Additional adjustments may apply, depending on patient-specific or hospital-specific factors.

The MS-DRG payment rates are also adjusted to promote value-based purchasing, linking payments to quality and efficiency. First, hospitals that meet or exceed certain quality performance standards receive greater reimbursement under CMS’s Hospital Value-Based Purchasing Program, while hospitals that do not satisfy certain quality performance standards receive reduced Medicare inpatient hospital payments. CMS withholds 2% of participating hospitals’ Medicare payments and uses the total amount collected to fund payments that reward hospitals based on a set of quality and resource use measures. CMS scores each hospital on its achievement relative to other hospitals and improvement relative to that hospital’s own past performance. Second, hospitals experiencing “excess readmissions” within 30 days from the patient’s date of discharge following treatment for designated conditions or procedures during a prior performance review period receive reduced payments for all inpatient discharges in the fiscal year, not just discharges relating to the conditions or procedures subject to the readmission standard. The payment reduction, which can be up to 3% of a hospital’s base payments, is determined by assessing that hospital’s readmissions relative to hospitals with similar proportions of dual-eligible patients. Third, the bottom quartile of hospitals based on the national risk-adjusted hospital acquired condition, or HAC, rates in the previous year have their total inpatient operating Medicare payments reduced by 1%. Moreover, Medicare does not reimburse for care related to certain HACs. For cases in which a designated HAC was not present on admission, CMS does not allow the discharge to be assigned to a higher-paying MS-DRG based on the HAC, and the case is paid as though the secondary diagnosis (HAC) was not present.

In addition, hospitals may qualify for Medicare disproportionate share hospital, or DSH, payment adjustments when their percentage of low-income patients exceeds specified regulatory thresholds. A majority of our hospitals qualify to receive these adjustments. The methodology for calculating DSH payment adjustments is affected by shifts in CMS payment policy. For example, in August 2023, CMS changed the DSH formula by altering how days of care provided to patients who are eligible for benefits from Section 1115 Demonstrations are included in the Medicaid fraction and by excluding from the Medicaid fraction days of care of patients for which hospitals are paid from demonstration-authorized uncompensated or undercompensated care pools. This change will effectively decrease DSH payments for many hospitals. CMS also distributes an additional payment to each DSH hospital for its proportion of uncompensated care costs relative to the uncompensated care amount of other DSH hospitals. The uncompensated care amount is hospital-specific and generally includes charity care and non-Medicare and non-reimbursable Medicare bad debt. The Medicare DSH adjustments and uncompensated care payments as a percentage of net operating revenues were 0.75% and 0.88% for the years ended December 31, 2023 and 2022, respectively.

We also receive Medicare reimbursement for hospital outpatient services through a PPS. Services paid under the hospital outpatient PPS are grouped into ambulatory payment classifications, or APCs. Services for each APC are similar clinically and in terms of the resources they require. APC payment rates are generally determined by applying a conversion factor, which CMS updates annually using a market basket. For calendar year 2023, CMS estimated an increase in hospital outpatient PPS payments of 3.8%. This reflected a market basket increase of 4.1%, with a negative 0.3 percentage point productivity adjustment. For calendar year 2024, CMS estimated an increase in hospital outpatient PPS payments of 3.1%, reflecting a market basket increase of 3.3%, with a negative 0.2 percentage point productivity adjustment. A 2.0 percentage point reduction to the market basket update applies to hospitals that do not submit required patient quality data.

The Medicare reimbursement for outpatient services may also be affected by broad shifts in payment policy. For example, recent changes related to the 340B Drug Pricing Program have implications for all hospitals reimbursed under the outpatient PPS, including those, like ours, that do not participate in the program. The 340B program allows non-profit healthcare organizations to purchase certain outpatient drugs from pharmaceutical manufacturers at discounted rates. In 2018, CMS implemented a payment policy that reduced Medicare payments for 340B hospitals for most drugs obtained at 340B-discounted rates and that resulted in increased payments for non-340B hospitals. In June 2022, the U.S. Supreme Court invalidated past payment cuts for hospitals participating in the 340B Drug Pricing Program. In light of the U.S. Supreme Court decision and to achieve budget neutrality, CMS implemented a reduction of approximately 3.1% to payment rates for non-drug services under the outpatient PPS for calendar year 2023. HHS directed that $9 billion be paid to affected 340B providers in one-time lump sum payments as the remedy for calendar years 2018 through 2022. In order to comply with budget neutrality requirements, HHS finalized a corresponding offset in future non-drug item and service payments for all outpatient PPS providers (except new providers) that will reduce the outpatient PPS conversion factor by 0.5% annually. This adjustment will start in calendar year 2026 and continue for approximately 16 years.

CMS has implemented an expanded site-neutral payment policy for off-campus provider-based departments paid under the outpatient PPS. Under the policy, all off-campus provider-based departments are paid the Medicare Physician Fee Schedule, or MPFS, -equivalent rate for clinic visits, which is generally substantially lower than the outpatient PPS rate. The MPFS-equivalent rate for calendar year 2024 is approximately 40% of the outpatient PPS rate.

CMS uses fee schedules to pay for physician services, physical, occupational and speech therapies, durable medical equipment, clinical diagnostic laboratory services, freestanding surgery center services, and certain other items and services. Under the MPFS, CMS has assigned a national relative value unit, or RVU, to most medical procedures and services that reflects the resources required to provide the services relative to all other services. Each RVU is calculated based on a combination of the time and intensity of work required, overhead expense attributable to the service, and professional liability insurance expense. These elements are each modified by a geographic adjustment factor to account for local practice costs and are then aggregated. To determine the payment rate for a particular service, the sum of the geographically adjusted RVUs is multiplied by a conversion factor. For calendar year 2024, CMS decreased the conversion factor by approximately 3.4%.

CMS requires physicians and certain other healthcare clinicians to participate in one of two tracks under the Quality Payment Program, or QPP, which is a payment methodology intended to reward high-quality patient care. Under both tracks, performance data collected each performance year affects Medicare payments two years later. CMS expects to transition increasing financial risk to providers as QPP evolves. The Advanced Alternative Payment Model, or Advanced APM, encourages participation in specific innovative payment models approved by CMS through financial incentives. For performance year 2023 and years prior, providers were able to earn Medicare incentive payments. Beginning in the 2024 performance year, qualifying providers will instead receive positive adjustments to their MPFS payment rates (performance year 2024 determines adjustments in payment year 2026). In addition, providers are exempt from the reporting requirements and payment adjustments imposed under the Merit-Based Incentive Payment System, or MIPS, if the provider has sufficient participation in an Advanced APM. Alternatively, providers may participate in the MIPS track, under which physicians receive performance-based payment incentives or payment reductions based on their performance with respect to clinical quality, resource use, clinical improvement activities, and meeting Promoting Interoperability standards related to the meaningful use of EHRs.

In addition to the Medicare reimbursement reductions and adjustment discussed above, the Budget Control Act of 2011, or BCA, requires automatic spending reductions to reduce the federal deficit, resulting in a uniform percentage reduction across all Medicare programs of 2% per fiscal year that extends through the first seven months of 2032. These reductions apply to certain other federally funded healthcare programs, including TRICARE. As a result of the ARPA, an additional Medicare payment reduction of up to 4% was required to take effect in January 2022, although Congress has delayed implementation of this reduction until 2025. We anticipate that the federal deficit will continue to place pressure on government healthcare programs, and it is possible that future deficit reduction legislation will impose additional spending reductions.

Medicaid. Medicaid is a program funded jointly by state and federal governments, and administered by the states, that provides hospital and medical benefits to qualifying low-income individuals. Medicaid enrollment increased as a result of COVID-19 relief legislation that authorized a temporary increase in federal funds for certain Medicaid expenditures in states that maintained continuous Medicaid enrollment, among other requirements. The end of the continuous enrollment condition in 2023, including the resumption of redeterminations for Medicaid enrollees, has resulted in significant coverage disruptions and dis-enrollments of enrollees, and Medicaid enrollment is generally expected to decline through fiscal year 2024 (which ends June 30, 2024, in most states).

Most state Medicaid payments are made under a PPS or under programs that negotiate payment levels with individual hospitals. In addition to the base payment rates for specific claims for services rendered to Medicaid enrollees, states utilize supplemental reimbursement programs to make separate payments that are not specifically tied to an individual’s care. Supplemental payments may be in the form of Medicaid DSH payments, which are intended to offset hospitals’ uncompensated care costs. Medicaid DSH payments as a percentage of our net operating revenues were 0.21% and 0.39% for the years ended December 31, 2023 and 2022, respectively. The Affordable Care Act and subsequent legislation provide for reductions to the Medicaid DSH program, but Congress has delayed the implementation of these reductions. Under current law, Medicaid DSH payments will be reduced by $8.0 billion for the period from March 9, 2024 through September 30, 2024 and per year in each of federal fiscal years 2025 through 2027. Supplemental payments may also be in the form of non-DSH payments, such as upper payment limit payments, which are intended to address the difference between Medicaid fee-for-service payments and Medicare reimbursement rates, and payments under other programs that vary by state under Section 1115 waivers. These supplemental reimbursement programs are generally authorized by CMS for a specified period of time and require CMS’s approval to be extended. CMS is considering changes to both types of programs, and we are unable to predict whether or on what terms CMS will extend the supplemental programs in the states in which we operate.

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

In recent years, aspects of existing or proposed Medicaid waiver programs have been subject to legal challenge, resulting in uncertainty. The prior presidential administration increased state flexibility in the administration of Medicaid programs, including by allowing states to condition enrollment on work or other community engagement or to use a block grant funding structure. However, the current presidential administration has implemented policies intended to strengthen Medicaid programs. For example, it has rescinded approvals of waivers for work and community engagement requirements, which have also been rejected by several courts, and is reexamining block grant funding structures. However, a federal court permitted Georgia to impose work and community engagement requirements under a Medicaid demonstration program that launched in mid-2023.

TRICARE. TRICARE is the Department of Defense’s healthcare program for active duty service members of the armed forces and others, including certain family members, retirees, and survivors. For inpatient services, TRICARE generally reimburses hospitals based on a DRG system modeled on the Medicare inpatient PPS. For outpatient services, TRICARE reimburses hospitals based on a PPS that is similar to that utilized for services furnished to Medicare beneficiaries.

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

Medicare and Medicaid Managed Care. Under the Managed Medicare program, also known as Medicare Part C, or Medicare Advantage, the federal government contracts with private health plans to provide members with Medicare benefits. The plans may choose to offer supplemental benefits and impose higher premiums and cost-sharing obligations. Similarly, managed Medicaid programs enable states to contract with private entities to handle program responsibilities like care management and claims adjudication. Enrollment in Managed Medicare and managed Medicaid programs has increased in recent years as the federal and state governments seek to control healthcare costs.

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

The RAC program’s scope also includes Medicaid claims. States may coordinate with Medicaid RACs regarding recoupment of overpayments and refer suspected fraud and abuse to appropriate law enforcement agencies. Medicaid RAC programs vary by state in design and operation. Under the Medicaid Integrity Program, CMS contracts with Unified Program Integrity Contractors, or UPICs, to perform audits, investigations and other integrity activities. Working across five geographic jurisdictions, UPICs collaborate with states and coordinate provider investigations across the Medicare and Medicaid programs.

We maintain policies and procedures to respond to the RAC requests and payment denials. Payment recoveries resulting from RAC reviews and denials are appealable, and we pursue reversal of adverse determinations at appropriate appeal levels. In recent years, there have been significant delays in the Medicare appeals process. However, HHS has taken steps to streamline the appeals process and, as of March 2023, it had nearly eliminated the backlog. Nevertheless, we may experience significant delays in appealing any RAC payment denials. Depending upon the growth of RAC programs and our success in appealing claims in future periods, our cash flows and results of operations could be negatively impacted.

Accountable Care Organizations. Accountable Care Organizations, or ACOs, have gained traction in both the public and private sectors. An ACO is a network of providers and suppliers (including hospitals, physicians and other designated professionals) that work together to invest in infrastructure and redesign delivery processes to achieve high quality and efficient delivery of services. ACOs are intended to produce savings as a result of improved quality and operational efficiency. For example, the Medicare Shared Savings Program seeks to promote accountability and coordination of care for Medicare fee-for-service beneficiaries through the creation of ACOs. Medicare-approved ACOs that achieve quality performance standards established by HHS are eligible to share in a portion of the amounts saved by the Medicare program. HHS has significant discretion to determine key elements of Medicare ACO programs. Certain waivers and exceptions are available from fraud and abuse laws for ACOs.

The Center for Medicare and Medicaid Innovation, or CMS Innovation Center, is responsible for establishing demonstration projects and other initiatives in order to identify, develop, test and encourage the adoption of new methods of delivering and paying for healthcare that create savings under the Medicare and Medicaid programs, while maintaining or improving quality of care. In a strategic report issued in 2021 and updated in 2022, the CMS Innovation Center highlighted the need to accelerate the movement to value-based care and drive broader system transformation. By 2030, the CMS Innovation Center aims to have all fee-for-service Medicare beneficiaries and most Medicaid beneficiaries in a care relationship with accountability for quality and total cost of care. CMS also indicated it will streamline its payment model portfolio and consider how to ensure broad provider participation.

Bundled Payment Initiatives. Providers participating in bundled payment initiatives accept accountability for costs and quality of care by agreeing to receive one payment for services provided to Medicare patients for certain medical conditions or episodes of care. By rewarding providers for increasing quality and reducing costs and penalizing providers if costs exceed a certain amount, bundled payment models are intended to lead to higher quality, more coordinated care at a lower cost to the Medicare program. The CMS Innovation Center has implemented bundled payment models, including the Bundled Payment for Care Improvement Advanced, or BPCI Advanced, initiative, which is expected to run through December 2025. Generally, participation in bundled payment programs is voluntary, but CMS currently requires hospitals in selected markets to participate in bundled payment initiatives for specific orthopedic procedures and end-stage renal disease treatment. A mandatory radiation oncology bundled payment model was expected to begin January 1, 2023, but CMS has delayed its implementation until a future date to be determined by the agency. CMS has indicated that it will provide six months’ notice before starting the model. In its 2021 strategy refresh, the CMS Innovation Center signaled its intent to increase provider participation through implementation of more mandatory models. We expect value-based purchasing programs, including models that condition reimbursement on patient outcome measures, to become more common with both governmental and non-governmental payors.

Commercial Insurance and Managed Care Companies. Our hospitals provide services to individuals covered by private healthcare insurance or by health plans administered by managed care companies. These payors pay our hospitals or in some cases reimburse their policyholders based upon the hospital’s established charges and the coverage provided in the insurance policy. Payors try to limit their costs by negotiating with hospitals and other healthcare providers for discounts to established charges. Commercial insurers and managed care companies also seek to reduce payments to hospitals by establishing payment rules that in effect re-characterize the services ordered by physicians. For example, some payors vigorously review each patient’s length of stay in the hospital and re-characterize as outpatient all inpatient stays of less than a particular duration (e.g., 24 hours). Similarly, some payors have prior authorization requirements designed to shift certain procedures to outpatient settings, where payment rates are typically lower. Reductions in payments for services provided by our hospitals to individuals covered by these payors could adversely affect us.

Supply Contracts

We purchase items, primarily medical supplies, medical equipment and pharmaceuticals, under an agreement with HealthTrust, a GPO in which we are a noncontrolling partner. The current term of this agreement expires in December 2024, with automatic renewal terms of one year unless either party terminates by giving notice of non-renewal. As of December 31, 2023, we had a 12.6% ownership interest in HealthTrust. By participating in this organization, we are able to procure items at competitively priced rates for our hospitals. There can be no assurance that our arrangement with HealthTrust will continue to provide the discounts that we have historically received.

Competition

The hospital industry is highly competitive. The competition among hospitals and other healthcare providers, including urgent care centers and other outpatient providers, for patients has intensified with the implementation of price transparency initiatives and as patients have become more conscious of rising costs and quality of care in their healthcare decision-making process. The majority of our hospitals are located in generally larger non-urban service areas in which we believe we are the primary, if not the sole, provider of general acute care health services. Those hospitals in non-urban service areas may face limited or no direct competition because there are no other hospitals in their primary service areas. However, these hospitals face competition from hospitals outside of their primary service area, including hospitals in urban areas that provide more complex services. Patients in those service areas may travel to these other hospitals for a variety of reasons, including the need for services we do not offer, payor networks that exclude our providers or physician referrals. Patients who are required to seek services from these other hospitals may subsequently shift their preferences to those hospitals for services we do provide. Our other hospitals, in selected urban service areas, may face competition from hospitals that are more established than our hospitals. Some of our competitors offer services, including extensive medical research and medical education programs, that are not offered by our facilities. In addition, in certain markets where we operate, large teaching hospitals provide highly specialized facilities, equipment and services that may not be available at our hospitals. We also face competition from other specialized care providers, including outpatient surgery, orthopedic, oncology and diagnostic centers. Some competitors are implementing physician alignment strategies, such as employing physicians, acquiring physician practice groups, and participating in ACOs or other clinical integration models. Cost-reduction strategies by large employer groups and their affiliates may increase this competition. We believe that we will continue to face increased competition in outpatient service models that become more integrated through acquisitions or partnerships between physicians, specialized care providers, and managed care payors.

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

Trends towards transparency and value-based purchasing may impact our competitive position, ability to obtain or maintain favorable contract terms and patient volumes. CMS publicizes on its Care Compare website data that hospitals submit in connection with Medicare reimbursement claims, including performance data related to quality measures and patient satisfaction surveys. The quality measures that must be reported by providers, some of which impact reimbursement under value-based purchasing initiatives, continue to evolve. In addition, hospitals are required to publish online a list of their standard charges for all items and services, including gross charges, discounted cash prices and payor-specific and de-identified negotiated charges, in a machine-readable, publicly accessible online file. Hospitals are also required to publish a consumer-friendly list of standard charges for certain “shoppable” services (i.e., services that can be scheduled by a patient in advance) and any associated ancillary services or, alternatively, maintain an online price estimator tool. Further, CMS requires most health insurers to publish online charges negotiated with providers for healthcare services. Starting January 1, 2024, most health insurers must also provide online price comparison tools to help individuals get personalized cost estimates for all covered items and services. In addition, the No Surprises Act requires providers to send to an insured patient’s health plan a good faith estimate of the expected charges for scheduled items or services, including billing and diagnostic codes, prior to the scheduled date of the items or services. The estimate must cover any item or service that is reasonably expected to be provided together with the primary items or services, including those that may be provided by other providers. For uninsured or self-pay patients, providers must provide a good faith estimate of expected charges for scheduled items or services, in advance of the date of the scheduled item or service or upon request of the individual. If the actual charges to an uninsured or self-pay patient exceed the estimate by an amount determined by regulation to be substantial (currently $400), the patient may invoke a patient-provider dispute resolution process established by regulation to challenge the higher amount. HHS is deferring enforcement of portions of the good faith estimate requirements until it issues additional regulations.

Compliance Program

We take an operations team approach to compliance and utilize corporate experts for program design efforts and facility leaders for employee-level implementation. We believe compliance is another area that demonstrates our utilization of standardization and centralization techniques and initiatives, which yield efficiencies and consistency throughout our facilities. We recognize that our compliance with applicable laws and regulations depends on individual employee actions as well as company operations. Our approach focuses on integrating compliance responsibilities with operational functions. This approach is intended to reinforce our company-wide commitment to operate strictly in accordance with the laws and regulations that govern our business.

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

We have a Code of Conduct, which applies to all directors, officers, employees and consultants, and a confidential disclosure program to enhance the statement of ethical responsibility expected of our employees and business associates who work in the accounting, financial reporting and asset management areas of our Company. Our Code of Conduct is posted on our website at www.chs.net/company-overview/code-of-conduct.

Human Capital

Overview

At December 31, 2023, we had approximately 61,000 employees, including approximately 13,000 part-time employees. References herein to “employees” refer to employees of our affiliates. We are subject to various state and federal laws that regulate wages, hours, benefits and other terms and conditions relating to employment. At December 31, 2023, certain employees at three of our hospitals are represented by various labor unions. It is possible that union organizing efforts will take place at additional hospitals in the future. We consider our employee relations to be good and have not experienced work stoppages that have materially, adversely affected our business or results of operations.

Our industry has been facing unprecedented workforce challenges, which have given rise to significant operating issues for healthcare providers. To address this challenge, we have implemented several initiatives to improve retention, recruiting, compensation programs and productivity. An area that has been particularly challenging for providers is registered nurse, or RN, recruitment and retention. We had a centralized clinical recruiting function in place for a limited number of our markets beginning in 2018 which has now been expanded to cover all of our health systems. Our team of recruiters and sourcers began focusing primarily on bedside nursing roles, but they also recruit for licensed practical nurse, case management, and director level positions. Given the success we have had with recruitment of these roles, we have expanded the function to also cover difficult-to-fill allied health positions. Since we have implemented our centralized recruiting function, we have seen an increase in clinical position hires and a decreased time-to-fill for these key patient care roles, which has decreased our level of reliance on higher cost contract labor. In addition to these efforts, we have been working to bring international RNs through the visa process to our hospitals. We have significantly expanded this effort by working with various outside firms specializing in international recruitment, and we are also offering a direct-to-hire model. We believe that these efforts will aid in our ability to take patient transfer requests, shorten emergency department wait times and lessen dependency on high cost contract labor. Finally, we have expanded our hospital-based nursing programs through our partnership with Jersey College and have eight campuses open in six states. Partnerships with other local nursing programs have also been strengthened across the enterprise to expand clinical faculty and increase enrollment.

Due to the challenges noted above and other factors, our hospitals and other healthcare facilities, like many other healthcare providers, have experienced increased labor costs. We may be required to continue to enhance wages and benefits to recruit and retain nurses and other medical support personnel or to hire more expensive temporary or contract personnel. We also depend on the available labor pool of semi-skilled and unskilled employees in each of the markets in which we operate. In some of our markets, employers across various industries have increased their wages for these roles, which has created more competition for this sector of employees. As a result of these and other factors, our labor costs could continue to increase. Moreover, potential changes to federal labor laws and regulations, including those supported by the current presidential administration, could increase the likelihood of employee unionization activity and the ability of employees to unionize. The extent of unionization may affect labor costs in the future. In addition, the states in which we operate could adopt mandatory nurse-staffing ratios or could revise mandatory nurse-staffing ratios already in place. State-mandated nurse-staffing ratios or other measures to regulate staffing could significantly affect labor costs and have an adverse impact on revenues if we are required to limit patient admissions in order to comply with such requirements.

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

Diversity, Equity and Inclusion

We believe that a diverse workforce is a catalyst for positive and consistent patient outcomes and high quality care. With inclusion as our strategy, diversity and equity are the outcomes we expect. Our objective is to recruit and retain a diverse population of employees with respect to their experiences, education, socioeconomic status, race, color, ethnicity, religion, national origin, disability, culture, sexual orientation and gender identity or expression that are reflective of the communities we serve. As of December 31, 2023, approximately 80% of our employees were women and approximately 29% were people of color.

As we strive to deepen our culture of inclusion, our goal is to strengthen our individual and collective cultural competence through both formal training and development programs and by informally sharing lived experiences and relating to one another. We are committed to building a diverse talent pipeline through a variety of venues and programs such as internships, residencies, mentorship programs and by partnering with diverse professional organizations. We formed the Diversity Leadership Committee in 2021, which has undertaken various actions with respect to diversity, equity and inclusion objectives such as retaining and developing high potential employees, improving patient experience and outcomes and increasing supplier diversity. We intend to leverage data to inform and measure the effectiveness of our diversity, equity and inclusion efforts over time.

Training and Talent Development

The delivery of high quality patient care is predicated on proper education and continued training. We provide a wide range of development programs and resources to support our employees, including temporary and contract personnel. In this regard, our talent development strategy is facilitated through our Advanced Learning Center platform, or ALC, a web-based portal, which provides employees and contractors access to computer based training courses as well as instructor-led classes. Our ALC provides training in many areas, including clinical, compliance, information technology, employee development, health information management, human resources, workplace safety and security, as well as hands-on resuscitation skills training. We offer continuing education credits for many of these disciplines. We are committed to continue to offer a quality library of training courses, which, at present, consists of approximately 9,300 courses published companywide, with a significant number of additional courses published at local facility levels.

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

We also provide a wide range of other development programs and resources as part of our Pathways benefit offering. Pathways includes an expanded tuition reimbursement program for all staff looking to further their education in any discipline offered by our health systems, a new student loan repayment program for numerous key clinical roles and reimbursement for licenses and certifications that are required for each individual role. We operate nursing school programs on some of our hospital campuses and partner with nursing schools in many of our communities, as a way to provide educational pathways to those desiring to become professional nurses; an executive development program, which identifies and develops qualified personnel for leadership-level positions at our healthcare facilities; our Community Leadership Excellence and Development Series, or LEADS, which is a proprietary training program for directors, managers and supervisors at our hospitals and corporate offices; and residency training programs.

Employee Safety

The safety of our employees is of the utmost importance and is key to the continuous delivery of high quality patient care. We strive to protect our employees through continued communication, data analysis, equipment evaluation and education. Leadership methods, which employ a “safety-first” mindset, are practiced in our hospitals, including in safety huddles performed regularly by personnel at our hospitals. Each huddle consists of a three-part agenda: (1) a look back at any significant safety or quality issues in the past 24 hours, (2) a look ahead to any anticipated safety or quality issues in the next 24 hours, and (3) a follow-up on safety critical issues requiring a rapid response.

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

We recognize the environment is an exhaustible resource and the importance of using the environment and its resources responsibly. We have taken actions with respect to various sustainability matters with a focus on the reduction of our carbon footprint, water and energy usage and material waste. For additional information about our ongoing environmental sustainability actions and practices, refer to our most recent Environmental Sustainability Report, which is available in the Company Overview-Sustainability section of our website. Notwithstanding the foregoing, the information on our website, including our most recent Environmental Sustainability Report, is not incorporated by reference into this Form 10-K.

Professional Liability Claims

As part of our business of owning and operating hospitals, we are subject to legal actions alleging liability on our part. To cover claims arising out of the operations of hospitals, we maintain professional liability insurance and general liability insurance on a claims-made basis in excess of those amounts for which we are self-insured, in amounts we believe to be sufficient for our operations. We also maintain umbrella liability coverage for claims, which, due to their nature or amount, are not covered by our other insurance policies. However, our insurance coverage does not cover all claims against us or may not continue to be available at a reasonable cost for us to maintain adequate levels of insurance. For a further discussion of our insurance coverage, see our discussion of professional liability claims in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Form 10-K.

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
•
A deterioration of public health conditions associated with COVID-19, or a future pandemic, epidemic or outbreak of an infectious disease could adversely impact our business.
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

•
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

Risks Related to Government Regulation

•
Our business may be adversely impacted by health reform initiatives.
•
If we fail to comply with extensive laws and regulations, we could suffer penalties or be required to make changes to our operations.
•
Any failure to comply with legal requirements governing the privacy and security of health information could adversely affect us.
•
Healthcare technology initiatives, particularly those related to sharing patient data and interoperability, may adversely affect our operations.
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
•
If the redesign and consolidation of key business functions, including through the implementation of a core enterprise resource planning system does not proceed as expected or is not completed successfully, our business and financial results may be adversely impacted.

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

We have a significant amount of indebtedness, which is more fully described in the Liquidity and Capital Resources section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Form 10-K and Note 6 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this Form 10-K. The maximum aggregate principal amount under the ABL Facility is $1.0 billion, subject to borrowing base capacity. At December 31, 2023, we had outstanding borrowings of $247 million and approximately $637 million of additional borrowing capacity (after taking into consideration $81 million of outstanding letters of credit) under the ABL Facility.

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

We and our subsidiaries have the ability to incur substantial additional indebtedness in the future, subject to restrictions contained in the ABL Facility and the indentures governing our outstanding notes. The maximum aggregate principal amount under the ABL Facility is $1.0 billion, subject to borrowing base capacity. At December 31, 2023, we had outstanding borrowings of $247 million and approximately $637 million of additional borrowing capacity (after taking into consideration $81 million of outstanding letters of credit) under the ABL Facility. The aggregate amount we may draw under the ABL Facility may not exceed the “borrowing base” (as calculated thereunder) less outstanding letters of credit thereunder, which fluctuates from time to time. Aside from the ABL Facility, our ability to incur other additional secured debt (other than secured debt used to refinance existing secured debt) is highly limited by certain of the indentures governing our outstanding notes. If additional indebtedness is added to our current debt levels, the related risks that we currently face related to indebtedness as noted in this section could increase.

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

As further described in the Liquidity and Capital Resources section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Form 10-K and Note 6 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this Form 10-K, we have a substantial amount of indebtedness under certain series of our outstanding notes and other debt scheduled to mature in close proximity to each other. As a result, we may not have sufficient cash to repay all amounts owing under such indebtedness and there can be no assurance that we will have the ability to borrow or otherwise raise the amounts necessary to repay all such amounts, and the prior maturity of such other substantial indebtedness may make it difficult to refinance the notes or repay them at maturity. Our ability to refinance our indebtedness on favorable terms, or at all, is dependent on (among other things) conditions in the credit and capital markets, which are beyond our control.

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

A breach of any of these covenants could result in a default under the ABL Facility and the indentures governing our outstanding notes. Upon the occurrence of an event of default under the ABL Facility or any of the indentures governing our outstanding notes, all amounts outstanding under the applicable indebtedness may become immediately due and payable and all commitments under the ABL Facility to extend further credit may be terminated. If we were unable to repay those amounts, the holders of such indebtedness could, subject to applicable intercreditor agreements, proceed against the collateral granted to them to secure that indebtedness. If holders of any of our indebtedness accelerate the maturity date of any of our indebtedness, we cannot assure you that we will have sufficient assets to repay the indebtedness that has been accelerated (and all other indebtedness that is also accelerated by virtue of applicable cross-acceleration provisions in the agreements governing our indebtedness).

Higher interest rates could increase the cost of refinancing our indebtedness and could cause our debt service obligations to increase significantly.

The current high interest rate environment could adversely impact us. If interest rates remain at their current elevated levels or continue to increase, this could adversely impact our ability to refinance existing indebtedness or obtain additional debt financing on acceptable terms or at all, and otherwise could increase our debt service obligations in connection with future debt refinancings. In addition, any borrowings under the ABL Facility are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on such variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. As of December 31, 2023, we had outstanding borrowings of $247 million under the ABL Facility.

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

Economic conditions in the United States continue to be challenging in various respects, and the United States economy continues to experience significant inflationary pressures, elevated interest rates, challenging labor market conditions, and possible adverse effects associated with current geopolitical instability. Taking into account these factors, we have incurred in certain recent periods, and may continue to incur, increased expenses arising from factors such as wage inflation for permanent employees, increased rates for and utilization of temporary contract labor (including contract nursing personnel), and increased rates for outsourced medical specialists. Moreover, if economic conditions in the United States significantly deteriorate, any such developments could materially and adversely affect our results of operations, financial position, and/or our cash flows.

Other risks we face during periods of economic weakness include potential declines in the population covered under commercial insurance agreements, increased patient decisions to postpone or cancel elective and non-emergency healthcare procedures (including delaying surgical procedures), which may lead to poorer health and higher acuity interventions, potential increases in the uninsured and underinsured populations, increased adoption of health plan structures that shift financial responsibility to patients, and increased difficulties in collecting patient receivables for copayment and deductible receivables. In addition, negative macroeconomic conditions in the United States have resulted in, and may continue to result in, increased budget deficits at federal, state and local governmental levels, which may continue to negatively impact spending for health and human services programs, including Medicare, Medicaid and similar programs, which represent significant third-party payor sources for our healthcare facilities. Moreover, it is difficult to predict whether, when, or what additional deficit reduction initiatives may be proposed by Congress, but future legislation may include additional Medicare spending reductions, which may adversely affect our business and financial results due to our reliance on Medicare payments. Further, there is ongoing uncertainty regarding the federal budget and federal spending levels, including the possible impacts of a failure to increase the “debt ceiling.” Any U.S. government default on its debt could have broad macroeconomic effects. In addition, negative macroeconomic conditions in the United States (including elevated interest rates) have had, and may continue to have, an adverse impact on capital market conditions, which could limit our ability to refinance existing indebtedness or obtain additional debt or equity financing on acceptable terms or at all.

Risks Related to Our Business

If we are unable to complete divestitures as we may deem advisable, our results of operations and financial condition could be adversely affected.

We have divested certain of our hospitals and non-hospital businesses in recent years, and may give consideration to divesting certain additional hospitals and non-hospital businesses. For a description of recent divestitures, see “Acquisition, Divestiture and Closure Activity” under Part II, Item 7 of this Form 10-K. Generally, these hospitals and non-hospital businesses are not in one of our strategically beneficial service areas, are less complementary to our business strategy and/or have lower operating margins. In addition, we continue to receive interest from potential acquirers for certain of our hospitals and non-hospital businesses. As such, we may sell additional hospitals and/or non-hospital businesses if we consider any such disposition to be in our best interests. However, there is no assurance that potential divestitures will be completed or, if they are completed, the aggregate amount of proceeds we will receive, that potential divestitures will be completed within our targeted timeframe, or that potential divestitures will be completed on terms favorable to us. Moreover, the current negative macroeconomic environment may make it more difficult for us to complete divestitures on acceptable terms, or at all. Additionally, the results of operations for these hospitals and non-hospital businesses that we may divest and the potential gains or losses on the sales of those businesses may adversely affect our results of operations. We may also incur asset impairment charges related to potential or completed divestitures that reduce our profitability. In addition, after entering into a definitive agreement, we may be subject to the satisfaction of pre-closing conditions as well as necessary regulatory and governmental notices and approvals, which, if not satisfied or obtained, may prevent us from completing the sale. Divestitures may also involve continued financial exposure related to the divested business, such as through indemnities or retained obligations, that present risk to us.

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

In addition, many of the hospitals we have previously acquired have had lower operating margins than we do and operating losses incurred prior to the time we acquired them. Hospitals or other businesses acquired in the future may have similar financial performance issues. In the past, we have experienced delays in improving the operating margins or effectively integrating the operations of certain acquired hospitals and other businesses. In the future, if we are unable to improve the operating margins of acquired hospitals or other businesses, operate them profitably, or effectively integrate their operations, our results of operations and business may be adversely affected.

Moreover, hospitals or other businesses that we have acquired, or in the future could acquire, may have unknown or contingent liabilities, including liabilities associated with ongoing legal proceedings or for failure to comply with healthcare laws and regulations. Although we generally seek indemnification from sellers covering these matters, we may nevertheless have material liabilities for past activities of acquired hospitals.

If we are unable to effectively compete, patients could use other hospitals and healthcare providers, and our business may be adversely impacted.

The healthcare industry is highly competitive among hospitals and other healthcare providers, such as urgent care centers and other outpatient providers and other industry participants, for patients, affiliations with physicians and acquisitions. Changes in licensure or other regulations, recognition of new provider types or payment models, and industry consolidation could negatively impact our competitive position. For example, in states with certificate of need or similar prior approval requirements, removal of these requirements could remove barriers to entry and increase competition in our service areas. Our hospitals, our competitors, and other healthcare industry participants are increasingly implementing physician alignment strategies, such as acquiring physician practice groups, employing physicians and participating in ACOs or other clinical integration models. Increasing consolidation within the payor industry, vertical integration efforts involving payors and healthcare providers, and cost-reduction strategies by payors, large employer groups and their affiliates may impact our ability to contract with payors on favorable terms, participate in favorable payment tiers or provider networks, and otherwise affect our competitive position. Legislative and regulatory initiatives, such as changes in Texas law that eliminated restrictions on tiered networks and steering patients to particular providers, may accelerate or otherwise impact these trends.

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

At December 31, 2023, 43 of our hospitals competed with one or more non-affiliated hospitals in their respective primary service areas. In most markets in which we are not the sole provider of general acute care health services, our primary competitor is a municipal or not-for-profit hospital. These hospitals are owned by tax-supported governmental agencies or not-for-profit entities supported by endowments and charitable contributions. These hospitals are exempt from sales, property and income taxes. Such exemptions and support are not available to our hospitals and may provide the tax-supported or not-for-profit entities an advantage in funding general and capital expenditures and offering services more specialized than those available at our hospitals. If our competitors are better able to attract patients with these offerings, we may experience an overall decline in patient volume.

Trends toward transparency and value-based purchasing may have an impact on our competitive position, ability to obtain and maintain favorable contract terms, and patient volumes in ways that are difficult to predict. The CMS Care Compare website makes available to the public certain data that hospitals submit in connection with Medicare reimbursement claims, including performance data related to quality measures and patient satisfaction surveys. Further, every hospital must establish and update annually a public, online listing of the hospital’s standard charges for all items and services, including discounted cash prices and payor-specific charges, and must also publish a consumer-friendly list of standard charges for certain “shoppable” services or, alternatively, maintain an online price estimator tool for the shoppable services. HHS also requires health insurers to publish online charges negotiated with providers for healthcare services, and health insurers must provide online price comparison tools to help individuals get personalized cost estimates for all covered items and services. If any of our hospitals achieve poor results (or results that are lower than our competitors) on the quality measures or on patient satisfaction surveys, or if our standard charges are higher than our competitors, we may attract fewer patients.

The No Surprises Act creates additional price transparency requirements that may impact our competitive position, including requiring providers to send uninsured or self-pay patients and health plans of insured patients a good faith estimate of the expected charges and diagnostic codes prior to the scheduled date of the service or item or upon request. Until HHS issues additional regulations, HHS is deferring enforcement of portions of the good faith estimate requirements. It is unclear how price transparency requirements and similar initiatives will affect consumer behavior, our relationships with payors, or our ability to set and negotiate prices.

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

We have a participation agreement with HealthTrust, a GPO. The current term of this agreement extends through the end of December 2024, with automatic renewal terms of one year, unless either party terminates by giving notice of non-renewal. GPOs attempt to obtain favorable pricing on medical supplies with manufacturers and vendors, sometimes by negotiating exclusive supply arrangements in exchange for discounts. To the extent these exclusive supply arrangements are challenged or deemed unenforceable, we could incur higher costs for our medical supplies obtained through HealthTrust. Further, costs of supplies and drugs may continue to increase due to market pressure from pharmaceutical companies and new product releases, among other factors. Also, there can be no assurance that our arrangement with HealthTrust will provide the discounts we expect to achieve.

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

During the year ended December 31, 2023, 34.2% of our net operating revenues came from the Medicare and Medicaid programs. However, as federal healthcare expenditures continue to increase and state governments continue to face budgetary shortfalls, federal and state governments have made, and continue to make, significant changes in the Medicare and Medicaid programs, including reductions in reimbursement levels. For example, as a result of sequestration measures that extend through April 2032, Medicare payments are automatically reduced by 2%. In addition, as a result of the ARPA, an additional Medicare payment reduction of up to 4% was required to take effect in January 2022; however, Congress has delayed implementation of this reduction until 2025. In addition, CMS may implement changes through new or modified demonstration projects authorized pursuant to Medicaid waivers. Some of these changes have decreased, or could decrease, the amount of money we receive for our services relating to these programs.

In addition, government and commercial payors as well as other third parties from whom we receive payment for our services attempt to control healthcare costs by, for example, requiring hospitals to discount payments for their services in exchange for exclusive or preferred participation in their benefit plans, restricting coverage through utilization review, reducing coverage of inpatient and emergency room services and shifting care to outpatient settings, requiring prior authorizations, and implementing alternative payment models. The ability of commercial payors to control healthcare costs using these measures may be enhanced by the increasing consolidation of insurance and managed care companies, vertical integration of health insurers with healthcare providers and regulatory changes.

Limitations on balance billing may also reduce the amount that hospitals and other providers are able to collect for out-of-network services. For example, the No Surprises Act prohibits providers from charging patients an amount beyond the in-network cost sharing amount for services rendered by out-of-network providers, subject to limited exceptions. For services for which balance billing is prohibited (even when no balance billing occurs), the No Surprises Act includes provisions that may limit the amounts received by out-of-network providers by health plans, and also establishes an independent dispute resolution process for providers and payors to handle payment disputes that cannot be resolved through direct negotiation. The regulations and related guidance implementing the No Surprises Act, including those establishing the dispute resolution process, are the subject of legal challenges and, potentially, regulatory changes.

In addition, price transparency initiatives may impact our ability to obtain or maintain favorable contract terms. For example, the No Surprises Act requires providers to send health plans of insured patients a good faith estimate of the expected charges and diagnostic codes prior to the scheduled date of the service or item. HHS is deferring enforcement of certain requirements related to good faith estimates until the agency issues additional regulations. Further, hospitals are required to publish online payor-specific negotiated charges and de-identified minimum and maximum charges. In addition, health insurers must provide online price comparison tools to help individuals get personalized cost estimates for covered items and services.

During the year ended December 31, 2023, 64.7% of our net operating revenues came from commercial payors. Our contracts with payors require us to comply with a number of terms related to the provision of services and billing for services. If we are unable to negotiate increased reimbursement rates, maintain existing rates or other favorable contract terms, effectively respond to payor cost controls and reimbursement policies or comply with the terms of our payor contracts, the payments we receive for our services may be reduced. Also, we are increasingly involved in disputes with payors and experience payment denials, both prospectively and retroactively. In addition, enrollment of individuals in high-deductible health plans, sometimes referred to as consumer-directed plans, has increased over the last decade. In comparison to traditional health plans, these plans tend to have lower reimbursement rates for providers along with higher co-pays and deductibles due from the patient, which subjects us to increased collection cost and risk. Further, high-deductible health plans may exclude our hospitals and employed physicians from coverage.

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

In recent years, federal and state legislatures have considered or passed various proposals impacting or potentially impacting the size of the uninsured population. The number and identity of states that choose to expand or otherwise modify Medicaid programs and the terms of expansion and other program modifications continue to evolve. Further, early COVID-related legislation authorized a temporary increase in federal funds for state Medicaid expenditures in states that maintained continuous Medicaid enrollment, among other requirements. The resumption of Medicaid eligibility redeterminations following the expiration of this continuous coverage requirement in April 2023 has resulted in significant Medicaid coverage disruptions and dis-enrollments. Medicaid enrollment is generally expected to decline through fiscal year 2024 (which ends June 30, 2024, in most states). CMS has required certain states to pause disenrollments due to noncompliant renewal systems. The ARPA temporarily increased the value of premium tax credit subsidies for subsidy-eligible individuals purchasing health insurance coverage through the federal and state-run marketplaces and expanded eligibility for the tax credit subsidies to more individuals. Subsequent legislation extended the enhanced subsidies through 2025. In addition, although the federal financial penalty associated with the Affordable Care Act’s mandate that individuals enroll in an insurance plan has been effectively eliminated, some states have imposed individual health insurance mandates with financial penalties for noncompliance. Other states have explored or offer public health insurance options. These variables, among others, make it difficult to predict the number of uninsured individuals and what percentage of our total revenue will be comprised of self-pay revenues.

We may be adversely affected by the growth in patient responsibility accounts as a result of the adoption of plan structures, including health savings accounts, narrow networks and tiered networks, that shift greater responsibility for care to individuals through greater exclusions and copayment and deductible amounts. Further, our ability to collect patient responsibility accounts may be limited by statutory, regulatory and investigatory initiatives, including private lawsuits directed at hospital charges and collection practices for uninsured and underinsured patients and regulatory restrictions on charges for out-of-network services. For example, the No Surprises Act requires providers to send uninsured and self-pay patients a good faith estimate of expected charges for items and services. The estimate must be provided in advance of the scheduled date for the item or service or upon request and cover items and services that are reasonably expected to be provided together with the primary item or services, including those that may be provided by other providers. If the uninsured or self-pay patient receives a bill that is substantially greater than the expected charges in the good faith estimate or the provider furnishes an item or service that was not included in the good faith estimate, they may initiate a patient-provider dispute resolution process established by regulation. In addition, a deterioration of economic conditions in the United States could potentially lead to higher levels of uninsured patients, result in higher levels of patients covered by lower paying government programs, result in fiscal uncertainties for both government payors and private insurers and/or limit the economic ability of patients to make payments for which they are responsible. If we experience continued growth in self-pay volume or deterioration in collectability of patient responsibility accounts, our financial condition or results of operations could be adversely affected.

Some of the non-urban communities in which we operate face challenging economic conditions, and the failure of certain employers, or the closure of certain manufacturing and other facilities in our markets, could have a disproportionate impact on our hospitals.

Some of the non-urban communities in which we operate have been facing particularly challenging economic conditions, which in certain instances predate, and/or are broader than or disproportionately exacerbated by, the current negative macroeconomic conditions impacting the United States economy. In addition, the economies in the non-urban communities in which our hospitals primarily operate are often dependent on a small number of large employers, especially manufacturing or similar facilities. These employers often provide income and health insurance for a disproportionately large number of community residents who may depend on our hospitals for care. The failure of one or more large employers, or the closure or substantial reduction in the number of individuals employed at manufacturing or other facilities located in or near many of the non-urban communities in which our hospitals primarily operate, could cause affected employees to move elsewhere for employment or lose insurance coverage that was otherwise available to them. When patients are experiencing personal financial difficulties or have concerns about general economic conditions, they may delay or forgo elective procedures, choose to seek care in emergency rooms and purchase high-deductible insurance plans or no insurance at all, which increases a hospital’s dependence on self-pay revenue and may adversely affect our results of operations.

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

In addition, certain of our facilities are located in hurricane-prone coastal regions in Florida and other states, and our operations may be adversely impacted by hurricanes, tornadoes, winter storms, and other severe weather conditions, which adverse weather conditions may be more frequent and/or severe as the result of climate change. Moreover, we could be affected by climate change and other environmental issues to the extent such issues adversely affect the general economy or specific markets, adversely impact our supply chain or increase the costs of supplies needed for our operations, or otherwise result in disruptions impacting the communities in which our facilities are located. In addition, legal requirements regulating greenhouse gas emissions and energy inputs or otherwise associated with the transition to a lower carbon economy may increase in the future, which could increase our costs associated with compliance and otherwise disrupt and adversely affect our operations. The impact of these or other factors beyond our control could have an adverse effect on our business, financial position and results of operations.

A deterioration of public health conditions associated with COVID-19, or a future pandemic, epidemic or outbreak of an infectious disease in the markets in which we operate or that otherwise impacts our facilities could adversely impact our business.

As a provider of healthcare services, we were significantly impacted by the public health and economic effects of the COVID-19 pandemic. If public health conditions related to COVID-19 significantly worsen, our business and financial results could be adversely impacted. Moreover, conditions related to COVID-19 continue to evolve, and we may not be able to predict or effectively respond to future developments.

In response to the COVID-19 pandemic, the federal government authorized financial relief for eligible healthcare providers through the Public Health and Social Services Emergency Fund, or PHSSEF. Although recipients are not required to repay funding received, provided they attest to and comply with certain terms and conditions, changes to interpretations of guidance on the underlying terms and conditions may result in the derecognition of amounts previously realized. To the extent that any unrecognized PHSSEF payments that have been received by us do not qualify for reimbursement, we may be required to return such payments. Further, we may be subject to or incur costs from related government actions including payment recoupment, audits and inquiries by governmental authorities, and criminal, civil or administrative penalties.

In addition, if a future pandemic, epidemic, or outbreak of an infectious disease or other public health crisis were to affect our markets, our business could be adversely affected. Any such crisis could diminish the public trust in healthcare facilities, especially hospitals that fail to accurately or timely diagnose, or that are treating (or have treated) patients affected by, contagious diseases. If any of our facilities are involved, or perceived as being involved, in treating patients for such a contagious disease, other patients might cancel elective procedures or fail to seek needed care at our facilities. Patient volumes may decline or volumes of uninsured and underinsured patients may increase, depending on the economic circumstances surrounding the pandemic, epidemic, or outbreak. Further, a pandemic, epidemic, or outbreak might adversely impact our business by causing a temporary shutdown or diversion of patients, by causing disruption or delays in supply chains for materials and products or by causing staffing shortages in our facilities. Although we have contingency plans in place, including infection control and disaster plans, the potential impact of, as well as the public’s and government’s response to, any such future pandemic, epidemic or outbreak of an infectious disease with respect to our markets or our facilities is difficult to predict and could adversely impact our business.

The industry trend towards value-based purchasing may negatively impact our business.

There is a trend toward value-based purchasing of healthcare services across the healthcare industry among both government and commercial payors. Generally, value-based purchasing initiatives tie payment to the quality and efficiency of care. For example, hospital payments may be negatively impacted by the occurrence of HACs. Medicare does not reimburse for care related to HACs, by disallowing the hospital to be assigned a higher paying MS-DRG if certain HACs were not present on admission and the identified HAC is the only condition resulting in the assignment of the higher paying MS-DRG. Hospitals in the bottom quartile of HAC rates receive a 1% reduction in their total Medicare payments the following year. In addition, federal funds may not be used under the Medicaid program to reimburse providers for services provided to treat HACs. Hospitals that experience excess readmissions for designated conditions receive reduced payments for all inpatient discharges in the fiscal year. HHS also reduces Medicare inpatient hospital payments for all discharges by a required percentage and pools the amount collected from these reductions to fund payments to reward hospitals that meet or exceed certain quality performance standards. Further, Medicare and Medicaid require hospitals to report certain quality data to receive full reimbursement updates.

HHS continues to focus on tying Medicare payments to quality or value through alternative payment models, which generally aim to make providers attentive to the quality and cost of care they deliver to patients. Examples of alternative payment models include ACOs and bundled payment arrangements. An ACO is a care coordination model intended to produce savings as a result of improved quality and operational efficiency. By 2030, the CMS Innovation Center aims to have all fee-for-service Medicare beneficiaries and the vast majority of Medicaid beneficiaries in an accountable care relationship with providers who are responsible for quality and total medical costs. In bundled payment models, providers receive one payment for services provided to patients for certain medical conditions or episodes of care, accepting accountability for costs and quality of care. Providers may receive supplemental Medicare payments or owe repayments to CMS depending on whether spending exceeds or falls below a specified spending target and whether certain quality standards are met. Generally, participation in Medicare bundled payment programs is voluntary, but CMS currently requires hospitals in selected markets to participate in bundled payment initiatives for specific orthopedic procedures and end-stage renal disease treatment. A mandatory radiation oncology bundled payment model was expected to begin January 1, 2023, but CMS has indefinitely delayed its implementation. CMS has signaled its intent to streamline its payment models and to increase provider participation through implementation of more mandatory models.

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

Our revenues are particularly sensitive to regulatory and economic changes in states in which we generate a significant portion of our revenues, including Indiana, Alabama, Texas and Florida. Accordingly, any change in the current demographic, economic, competitive, or regulatory conditions in these states could have an adverse effect on our business, financial condition, or results of operations. Changes to the Medicaid programs in these states could also have an adverse effect on our business, financial condition, results of operations, or cash flows. For example, the Texas Healthcare Transformation and Quality Improvement Program, or the Texas Waiver Program, which enables the expansion of Medicaid managed care programs in the state, provides funding for uncompensated care and includes several directed payment programs, is operated under a waiver granted pursuant to Section 1115 of the Social Security Act. The Texas waiver continues through 2030, but directed payment programs have more limited approval periods, such as the Comprehensive Hospital Increase Reimbursement Program, or CHIRP, which is currently set to expire on August 31, 2024. If Texas is unable to obtain future extensions or other approvals of the directed payment program or similar programs, our revenues could be negatively impacted. It is difficult to predict whether and how Medicaid programs, including their waiver programs, might be modified, extended or eliminated, any of which could negatively impact our revenues.

Risks Related to Human Capital

Our performance depends on our ability to recruit and retain quality physicians.

The success of our healthcare facilities depends in part on the number and quality of the physicians on the medical staffs of our healthcare facilities, our ability to employ quality physicians, the admitting and utilization practices of employed and independent physicians, maintaining good relations with those physicians and controlling costs related to the employment of physicians. Although we employ some physicians, physicians are often not employees at our healthcare facilities at which they practice. In many of the markets we serve, many physicians have admitting privileges at other healthcare facilities in addition to our healthcare facilities. Such physicians may terminate their affiliation with or employment by our healthcare facilities at any time. Moreover, we are facing increased competition from health insurers and private equity-backed companies seeking to acquire or affiliate with physicians or physician practices.

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

The healthcare industry has been experiencing a challenging labor market arising out of current macroeconomic conditions, and our hospitals and other healthcare facilities, like many other healthcare providers, have experienced increased labor costs. In some markets in which we operate, a shortage of available nurses, other healthcare professionals and medical support personnel has been a significant operating issue for healthcare providers, which has been exacerbated by current labor market conditions as noted above. Due to such challenges and other factors, our hospitals and other healthcare facilities, like other healthcare providers, have experienced increased labor costs. We may be required to continue to enhance wages and benefits to recruit and retain nurses, other healthcare professionals and medical support personnel, and/or to hire more expensive temporary or contract personnel. In addition, to the extent we are unable to maintain sufficient staffing levels at our hospitals, we may be required to limit the acute healthcare services provided at certain of our hospitals, which would have a corresponding adverse effect on our net revenues. We also depend on the available labor pool of semi-skilled and unskilled employees in each of the markets in which we operate. In some of our markets, employers across various industries have increased their wages for these roles, which has created more competition for this sector of employees. The impact of labor shortages across the healthcare industry may result in other healthcare facilities, such as nursing homes, limiting admissions, which may constrain our ability to discharge patients to such facilities and further exacerbate the demand on our resources.

In addition, the states in which we operate could adopt mandatory nurse-staffing ratios, could revise mandatory nurse-staffing ratios already in place or adopt other measures aimed at regulating staffing. State-mandated nurse-staffing ratios and similar measures could significantly affect labor costs and have an adverse impact on revenues if we are required to limit admissions or incur other costs in order to comply with such requirements.

We may be unable to attract, hire, and retain a highly qualified and diverse workforce, including key management.

At December 31, 2023, certain employees at three of our hospitals were represented by various labor unions. While we have not experienced work stoppages to date that have material and adversely affected our business or results of operations, increased or ongoing labor union activity could adversely affect our labor costs or otherwise adversely impact us. In addition, when negotiating collective bargaining agreements with unions, whether such agreements are renewals or first contracts, there is the possibility that strikes could occur during the negotiation process, and our continued operation during any strikes could increase our labor costs and otherwise adversely impact us. Finally, potential changes to federal labor laws and regulations, including those supported by the current presidential administration, could increase the likelihood of employee unionization activity and the ability of employees to unionize, which could adversely impact our operations and financial results.

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

Risks Related to Government Regulation

Our business may be adversely impacted by health reform initiatives.

In recent years, the healthcare industry has undergone significant changes, many of which have been aimed at reducing costs and government spending. The U.S. Congress and certain state legislatures have introduced, considered or passed a large number of proposals and legislation affecting the healthcare system, including laws intended to impact access to health insurance.

The Affordable Care Act is the most prominent of these legislative reform efforts. The law affects how healthcare services are covered, delivered, and reimbursed, and expanded health insurance coverage through a combination of public program expansion and private sector health insurance reforms. In addition, some states have imposed individual health insurance mandates, and other states have explored or offer public health insurance options. To increase access to health insurance during the COVID-19 pandemic, the ARPA enhanced subsidies for individuals eligible to purchase coverage through Affordable Care Act marketplaces. Subsequent legislation extended these enhanced subsidies through 2025. These changes and initiatives may impact the number of individuals that elect to obtain public or private health insurance or the scope of such coverage, if purchased.

The Affordable Care Act has been, and continues to be, subject to legislative and regulatory changes and court challenges. There is uncertainty regarding whether, when, and how the Affordable Care Act will be further changed, whether the Affordable Care Act will be repealed or replaced, and how the Affordable Care Act will be interpreted and implemented. Changes to the interpretation or implementation of the Affordable Care Act could eliminate or alter provisions beneficial to us while leaving in place provisions reducing our reimbursement, or otherwise have an adverse effect on our business.

Other recent reform initiatives and proposals at the federal and state levels include those focused on price transparency and out-of-network charges, which may impact prices, our competitive position, patient volumes and the relationships between hospitals, patients, payors, and ancillary providers (such as anesthesiologists, radiologists, and pathologists). For example, among other consumer protections, the No Surprises Act imposes various requirements on providers and health plans intended to prevent “surprise” medical bills. The CMS Care Compare website makes publicly available certain data on hospital performance on quality measures and patient satisfaction. Further, Medicare reimbursement for hospitals is adjusted based on quality and efficiency measures.

There is also uncertainty regarding whether, when, and what other health reform measures will be adopted through governmental avenues and/or the private sector, the timing and implementation of any such efforts, and the impact of those efforts on providers as well as other healthcare industry participants. For example, some members of Congress have proposed measures that would expand government-funded coverage. CMS administrators may make changes to Medicaid payment models and grant states various flexibilities in the administration of state Medicaid programs, including changes encouraging the adoption of value-based care models. Some of these changes may result in coverage reductions or decreased enrollment. Reductions in the number of insured individuals or the scope of insurance coverage may have an adverse effect on our business. Other industry participants, such as private payors and large employer groups and their affiliates, may also introduce financial or delivery system reforms. It is difficult to predict the nature and/or success of current and future health reform initiatives, any of which may have an adverse impact on our business.

If we fail to comply with extensive laws and government regulations, including fraud and abuse laws, we could suffer penalties or be required to make significant changes to our operations.

The healthcare industry is governed by extensive and complex laws and regulations at the federal, state and local government levels. These laws and regulations include requirements related to, among other issues, licensure, certification, and enrollment with government programs; the necessity and adequacy of medical care; quality of medical equipment and services; qualifications of medical and support personnel; operating policies and procedures; screening, stabilization and transfer of individuals who have emergency medical conditions; restrictions on the provision of medical care, including with respect to reproductive care; distribution, maintenance and dispensing of pharmaceuticals and controlled substances; billing and coding for services; proper handling of overpayments; classification of levels of care provided; preparing and filing cost reports; relationships with referral sources and referral recipients; maintenance of adequate records; hospital use; rate-setting; building codes; environmental protection; privacy and security; interoperability and refraining from information blocking; development and use of artificial intelligence and other predictive algorithms; debt collection; limits or prohibitions on balance billing and billing for out-of-network services; and communications with patients and consumers. Examples of these laws include, but are not limited to, HIPAA, the Stark Law, the federal Anti-Kickback Statute, the federal False Claims Act, the EMTALA and similar state laws.

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

Actual or perceived failures to comply with legal requirements regarding the privacy and security of health information or other regulated, sensitive or confidential information, or legal requirements regarding data privacy or data protection, could adversely affect our business, results of operations and financial condition.

The data protection landscape is rapidly evolving, and we are subject to numerous state and federal laws, requirements and regulations governing the collection, use, storage, processing, disclosure, retention, privacy and security of health-related and other regulated, sensitive or confidential information, and may become subject to additional legal requirements of this nature in the future. For example, the Health Insurance Portability and Accountability Act of 1996, the Health Information Technology for Economic and Clinical Health Act of 2009, each as amended, and the privacy and security regulations that implement these laws (collectively, “HIPAA”), establish national privacy and security standards for the protection of protected health information, or PHI, by health plans, healthcare clearinghouses and certain healthcare providers, referred to as covered entities, and the business associates with whom such covered entities contract for services. HIPAA requires covered entities like us to develop and maintain policies and procedures with respect to the privacy and security of PHI and to adopt administrative, physical and technical safeguards to protect such information. HIPAA also regulates permissible uses and disclosures of PHI; for example, HHS issued guidance indicating certain data collected on websites and mobile applications offered by HIPAA-regulated entities may be PHI and warning against the use of third-party tracking technologies such as pixels and cookies on such sites. Covered entities must notify affected individuals without unreasonable delay of breaches of unsecured PHI, the HHS Office for Civil Rights, or OCR, which enforces HIPAA, and, in the case of larger breaches, the media. Failure to comply with the HIPAA privacy and security standards can result in civil monetary penalties, resolution agreements, monitoring agreements, and, in certain circumstances, criminal penalties including fines and/or imprisonment. A covered entity may be subject to penalties as a result of a business associate violating HIPAA. In addition, state attorneys general may enforce the HIPAA privacy and security regulations in response to violations that threaten the privacy of state residents. Although HIPAA does not create a private right of action allowing individuals to sue in civil court for violations, the laws and regulations have been used as the basis for duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI.

There are numerous other laws and legislative and regulatory initiatives at the federal and state levels governing the confidentiality, privacy, availability, integrity and security of PHI and other types of personal information. Certain state laws may be more stringent, broader in scope or offer greater individual rights with respect to PHI than HIPAA, state laws may differ from each other, and the interplay of federal and state laws may be subject to varying interpretations by courts and government agencies, all of which may complicate compliance efforts. Where state laws are more protective than HIPAA or apply more broadly, we have to comply with their stricter provisions. Not only do some of these state laws impose fines and other penalties upon violators, but some may afford private rights of action to individuals who believe their personal information has been misused. We may not remain in compliance with diverse privacy and security requirements in all of the jurisdictions in which we do business, particularly to the extent they are inconsistent, rapidly changing and/or ambiguous and uncertain as to their applicability to our business practices.

To the extent we use, may use or permit the data we create, receive, maintain, and transmit to be used by any artificial intelligence, or AI, or machine learning, or ML, platforms, we may be subject to additional risks under health privacy and other laws and regulations. The regulatory framework for AI/ML, particularly in patient care (e.g., through the use of clinical decision support tools), is evolving and remains uncertain. For example, in December 2023, HHS finalized transparency requirements for AI and other predictive algorithms used in certified health information technology, such as decision support interventions. New laws, regulations, and policies may be adopted, including as a result of a recent executive order on AI, and existing laws and regulations may be interpreted in new ways that would affect our operations and the ways in which we may use AI technology. If we are unable to use

AI/ML as the result of such laws and regulations, regulators restrict our ability to use AI/ML for certain purposes or our confidential information becomes part of a dataset that is accessible by other third-party AI/ML applications and uses, it could make our business less efficient, result in competitive disadvantages, increase our operating costs, hinder our ability to provide services, and subject us to potential liabilities. Further, the cost to comply with such laws and regulations could be significant and could adversely affect our business, financial condition and results of operations. Any failure or perceived failure by us to comply with AI laws and regulations could result in proceedings, investigations or actions against us by individuals, consumer rights groups, government agencies or others. We could incur significant costs in investigating and defending such claims and, if found liable, pay significant damages or fines or be required to make changes to our technology and business. Further, to the extent that we rely on or use the output of AI/ML, any inaccuracies, biases or errors could hinder our ability to provide services and otherwise have adverse impacts on us, our business, our results of operations or financial condition. Further, any such proceedings and any subsequent adverse outcomes may subject us to significant negative publicity. While the full impact of regulatory and legal risks associated with AI/ML is unknown, if any of these events were to occur, our business, results of operations and financial condition could be materially adversely affected.

In addition, we are subject to consumer protection laws and regulations in connection with our business activities. For example, the FTC uses its consumer protection authority to initiate enforcement actions in response to data breaches. Failing to take appropriate steps to keep consumers’ personal information secure may violate the Federal Trade Commission Act, or the FTCA. For information that is not subject to HIPAA and deemed to be “personal health records,” the FTC may also impose penalties for violations of the Health Breach Notification Rule, or HBNR, to the extent we are considered a “personal health record-related entity” or “third party service provider.” The FTC has recently taken several enforcement actions under HBNR and indicated that the FTC will continue to protect consumer privacy through greater use of the agency’s enforcement authorities. As a result, we expect scrutiny by federal and state regulators and others of our collection, use and disclosure of health information. Additionally, federal and state consumer protection laws are increasingly being applied by FTC and states’ attorneys general to regulate the collection, use, storage, and disclosure of personal or personally identifiable information, through websites or otherwise, and to regulate the presentation of website content. Our marketing and patient engagement activities are subject to communications laws such as the Telephone Consumer Protection Act, or the TCPA, and the Controlling the Assault of Non-Solicited Pornography and Marketing Act, or CAN-SPAM. Determination by a court or regulatory agency that our calling, texting or email practices violate the TCPA or CAN-SPAM could subject us to civil penalties and could require us to change some portions of our business. Even an unsuccessful challenge by patients or regulatory authorities of our activities could result in adverse publicity and could require a costly response from and defense by us.

Other federal and state laws that restrict the use and protect the privacy and security of personally identifiable information may not be preempted by HIPAA, may apply to new categories of health information, such as “consumer health data”, and may be subject to varying interpretations by the courts and government agencies. These varying interpretations can create complex compliance issues for us and our partners and potentially expose us to additional expense, adverse publicity, and liability, any of which could adversely affect our business.

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

Healthcare technology initiatives, particularly those related to sharing patient data and interoperability, may adversely affect our business and results of operations.

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

As EHR technologies have become widespread, the federal government’s focus has shifted to increasing patient access to healthcare data and promoting interoperability. The 21st Century Cures Act and implementing regulations prohibit information blocking by healthcare providers and certain other entities. Information blocking is defined as engaging in activities that are likely to interfere with the access, exchange or use of electronic health information, subject to limited exceptions. Current and future initiatives related to healthcare technology (including AI/ML), data sharing, and interoperability may require changes to our operations, impose new and complex obligations on us, affect our relationships with providers, vendors, healthcare information exchanges and other third parties and require investments in infrastructure. We may be subject to significant penalties or other disincentives or experience reputational damage for failure to comply with applicable laws and regulations. It is difficult to predict how these initiatives will affect our relationships with providers and vendors, participation in healthcare information exchanges or networks, the exchange of patient data and patient engagement.

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

Many states have adopted legislation regarding the sale or other disposition of hospitals operated by municipal or not-for-profit entities. In some states that do not have specific legislation, the attorneys general have demonstrated an interest in these transactions under their general obligation to protect the use of charitable assets. These legislative and administrative efforts focus primarily on the appropriate valuation of the assets divested and the use of the proceeds of the sale by the non-profit seller. In addition, some states require for-profit entities, including hospitals, to notify state attorneys general or other designated entities in advance of sales or other transactions. While these notice requirements, reviews and, in some instances, approval processes can add additional time to the closing of a hospital acquisition, we have not yet had any significant difficulties or delays in completing acquisitions. However, if we encounter delays when we seek to acquire hospitals or a state prohibits a transaction, these restrictions could have a negative impact on our business and growth plans.

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

In assessing the fair value of this reporting unit, we consider, among other things, the most recent price of our common stock and fair value of our long-term debt, our recent financial results, estimates of future revenue and expense growth, estimated market multiples, expected capital expenditures, income tax rates, costs of invested capital and a discount rate. We performed our last annual goodwill impairment evaluation during the fourth quarter of 2023 using the October 31, 2023 measurement date, which indicated no impairment.

We could record material impairment charges in the future if our estimates or assumptions with respect to such fair value determination change in the future. In this regard, we recorded material non-cash impairment charges with respect to our hospital operations reporting unit in 2016 and 2017.

A significant decline in operating results or other indicators of impairment at one or more of our facilities could result in a material non-cash charge to earnings to impair the value of long-lived assets.

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

Our operations depend heavily on the proper function, availability and security of our information systems, as well as those of our third-party providers, to collect, maintain, process and use sensitive data and other clinical, operational and financial information. Information systems require an ongoing commitment of significant resources to maintain and enhance existing systems and to develop new systems in order to keep pace with continual changes in information technology. Failure to adequately manage implementation of new technology, updates or enhancements of platforms or interfaces between platforms could place us at a competitive disadvantage, disrupt our operations, and have a material, adverse impact on our business and results of operations. Further, we may be adversely impacted by costs associated with new and expensive technology. In addition, we rely on third-party providers of financial, clinical, patient accounting and network information services, including those that interface with our own systems, and, as a result, we face operational challenges in maintaining multiple provider platforms and facilitating the interface of such systems with one another. We rely on these third-party providers to have appropriate controls to protect confidential information and other sensitive or regulated data. While we take steps to require third-party providers to protect confidential information and sensitive data, we do not control the information systems of third-party providers, and in some cases we may have difficulty accessing information archived on third-party systems.

Our networks and information systems, and the networks and information systems of third parties that we rely upon, are also subject to disruption due to events such as a major earthquake, natural disaster, fire, telecommunications failure, power outages, new system implementations, computer viruses, ransomware or other malware, security breaches, cyber-attacks (including ransomware), human errors (such as inadvertent misuse by employees), acts of war, terrorist or criminal activities or other catastrophic events. Disaster recovery planning, whether conducted by us or a third party, cannot account for all eventualities, and may not be sufficient to mitigate against or recover from such events. If the information systems on which we rely fail or are interrupted or if our access to these systems is limited in the future, or if we experience data loss or manipulation, it could result in unauthorized disclosure, misuse, loss or alteration of such data, interruptions and delays in our normal business operations, potential liability under applicable laws, regulatory penalties, and damage to our reputation. Any of these could have an adverse effect on our business, financial condition or results of operations.

A cyber-attack or security breach could result in the compromise of our facilities, confidential data or critical data systems and give rise to potential harm to patients, remediation and other expenses, expose us to liability under HIPAA, privacy and data protection laws and regulations, consumer protection laws, common law or other theories, subject us to litigation and federal and state governmental inquiries or actions, damage our reputation, adversely impact our financial results and otherwise be disruptive to our business.

We rely extensively on information technology systems to manage clinical and financial data, to communicate with our patients, payors, vendors and other third parties, to summarize and analyze operating results, and for a number of other critical operational functions. We have made significant investments in technology to protect our systems, equipment and medical devices and information from cybersecurity risks. These risks include incidents involving ransomware and other malicious software, phishing, or other attempts by third parties to access, acquire, use, disclose, misappropriate or manipulate our information or disrupt our operations. Although we monitor and routinely test our security systems and processes and have redundancies as well as other proactive measures designed to protect the integrity, security and availability of the systems and data we manage and control, there can be no assurance that we, or our third-party vendors and providers, will not be subject to security breaches and other cybersecurity incidents. In this regard, we are frequently the target of cybersecurity attacks and other threats that could have a security impact, and we have experienced cybersecurity incidents from time to time. In particular, on February 13, 2023, we disclosed a security incident in which a third-party vendor who provides a secure file transfer software platform utilized by our subsidiaries experienced a security breach whereby PHI and personal information of certain patients of our healthcare facilities were exposed to an unauthorized third party.

The current cyber threat environment presents increased risk for all companies, particularly companies in the healthcare industry, as the volume and intensity of cyber-attacks on hospitals and health systems has continued to increase, and we expect to experience an increase in cybersecurity threats in the future. Moreover, advanced new attacks against our information systems and devices or those of our third-party vendors create risk of cybersecurity incidents, including ransomware, malware and phishing incidents. The preventive actions we take to reduce the risk of such incidents and protect our systems and data may not be sufficient in the future. In addition, cybersecurity threats continue to evolve. For example, remote code execution vulnerabilities in certain applications have presented a new attack vector for potential malicious attackers. Additionally, the rapid evaluation and increased adoption of artificial intelligence technologies may heighten our cybersecurity risks by making cyber-attacks more difficult to detect, contain and mitigate. Because the techniques used in cyber-attacks change frequently and may not be immediately recognized, we may experience security or data breaches that remain undetected for an extended time. Cybersecurity and the continued development and enhancement of our controls, process and practices designed to protect our information systems from attack, damage or unauthorized access, acquisition, use or disclosure remain a priority for us. Our ability to recover from a ransomware or other cyber-attack is dependent on these practices, including successful backup systems and other recovery procedures. We may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities, and we still might not be able to anticipate or prevent certain attack methods.

Further, cybersecurity threats, including those that result in a data or security breach, could impact the integrity, availability or security of PHI and other data subject to privacy laws and regulations, disrupt our information technology systems, equipment, medical devices or business, and threaten the access and utilization of critical information technology and data. Our ability to provide various healthcare services could be affected, particularly with respect to telehealth services. In addition, medical devices that connect to hospital networks or the internet may be vulnerable to cybersecurity incidents, which may impact patient safety.

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

If we or our information, systems are subject to cyber-attacks or security or data breaches in the future, or the information systems of third parties with whom we conduct business are subject to cyber-attacks or security or data breaches in the future in a manner which impacts us or our information systems, this could result in harm to patients; business and operational interruptions and delays; the loss, misappropriation, corruption or unauthorized access, acquisition, use or disclosure of data or inability to access data; litigation and potential liability under privacy, security, breach notification and consumer protection laws or other applicable laws, including HIPAA; reputational damage, federal and state governmental inquiries, civil monetary penalties, settlement agreements, corrective action plans and monitoring requirements, any of which could have an adverse effect on our business, financial condition or results of operations. Moreover, any significant cybersecurity event may require us to devote significant management time and resources to address and respond to any such event, interfere with the pursuit of other important business strategies and initiatives, and cause us to incur additional expenditures, which could be material, including to investigate such events, remedy cybersecurity problems, recover lost data, prevent future compromises and adapt systems and practices in response to such events. Moreover, there is no assurance that any remedial actions will meaningfully limit the success of future attempts to breach our information systems, particularly because malicious actors are increasingly sophisticated and utilize tools and techniques specifically designed to circumvent security measures, avoid detection and obfuscate forensic evidence, which means we may be unable to identify, investigate or remediate effectively or in a timely manner.

Additionally, while we have insurance coverage in place designed to address certain aspects of cybersecurity risks, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise.

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

We have undertaken a transformative process of redesigning numerous workflows that is intended to modernize and consolidate our technology platforms and associated processes across our organization. As part of this process, we have created and continue to expand shared business operations to carry out certain financial and operational functions, and are implementing a new ERP. Implementation of individual modules of the ERP and other aspects of this process, which began in the fourth quarter of 2023, are expected to occur over a multi-year period. The redesign of various business processes and implementation of this ERP and other aspects of this transformative process requires an investment of significant personnel and financial resources, including substantial expenditures for third-party consultants and system hardware and software. This implementation process could disrupt our operations or otherwise adversely affect us, including as the result of delays, disruptions to business continuity, higher than anticipated expenditures, potential design defects, data migration issues, diversion of management’s attention from other key priorities, increased cybersecurity risks and adverse impacts on the effectiveness of our internal controls over financial reporting. If we are unable to complete this redesign and consolidation of key business functions, including the implementation of the ERP, effectively, on a timely basis, or at all, our financial position, results of operations and cash flows may be adversely affected. Moreover, there is no assurance that this new ERP and other aspects of this process, once implemented, will meet our current or future business needs or will operate as intended.

Item 1B. Unresolved Staff Comments

None

Item 1C. Cybersecurity

Risk Management

We place the utmost importance on information security and privacy, including protecting the personal medical, financial and insurance information of our patients and employees, and have a cybersecurity risk management program designed to assess, identify and manage material risks from cybersecurity threats. Our cybersecurity risk management program is designed to employ industry best practices across our operations and business functions, including through monitoring and assessing our threat environment; vulnerability assessments; detecting and responding to cyber attacks, cybersecurity incidents, and data breaches; cybersecurity crisis preparedness and incident response plans; and investments in cybersecurity infrastructure and technology intended to reduce cybersecurity risk. Key aspects of our cybersecurity risk management program include the following:

•
adoption of the National Institute of Standards and Technology, or NIST, Cybersecurity Framework to assess the maturity of our cybersecurity programs;
•
periodic comprehensive Cybersecurity Program Assessments conducted by an external cybersecurity consultant;
•
enterprise-wide security and privacy policies that are reviewed and updated annually;
•
information security and privacy trainings included in mandatory onboarding and annual compliance training for all personnel;
•
regular testing, both by internal and external resources, of information security defenses;
•
incident response procedures;
•
Third Party Cyber Risk Program to assess cybersecurity and information security risk associated with third parties that perform contracted services using information on our network; and
•
a Security Operations Center that is designed to continuously monitor information on our network, investigate potential cyber threats and report on information security incidents.

We engage consulting firms and other third parties in connection with our cybersecurity risk management processes. For example, third parties are engaged from time to time to conduct evaluations of our security controls, including penetration testing and independent audits, and to advise the Board of Directors, the Audit and Compliance Committee of the Board of Directors and/or our management team regarding cybersecurity matters.

We have processes to oversee and identify material cybersecurity risks associated with our use of third-party service providers. As part of these processes, we conduct cybersecurity due diligence where deemed advisable with respect to third-party service providers that will be accessing our information technology systems, including access to view or store sensitive data, prior to their engagement. Moreover, we have processes designed to oversee and identify material cybersecurity risks associated with the information systems of third-party service providers. In addition, third-party service providers that have access to our information technology systems, including access to view or store sensitive data, are contractually obligated to report cybersecurity incidents to us so that we can assess the impact of any such incident on our business.

The current cyber threat environment presents increased risk for all companies, particularly companies in our industry, as the volume and intensity of cybersecurity attacks on hospitals and health systems has continued to increase. We are regularly the target of cybersecurity attacks and other threats that could have a security impact, and we have experienced security incidents from time to time. In particular, on February 13, 2023, we disclosed a security breach in which a third-party vendor that provides a secure file transfer software platform utilized by our subsidiaries experienced a security breach whereby personal information of certain patients of our healthcare facilities were exposed to the attacker.

We do not believe that risks we have identified to date from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. However, despite our security measures, there is no assurance that we, or the third parties with which we interact, will not experience a cybersecurity incident in the future that materially affects us. For additional information regarding the risks to us associated with cybersecurity incidents, see “A cyber-attack or security breach could result in the compromise of our facilities, confidential data or critical data systems and give rise to potential harm to patients, remediation and other expenses, expose us to liability under HIPAA, privacy and data protection laws and regulations, consumer protection laws, common law or other theories, subject us to litigation and federal and state governmental inquiries and actions, damage our reputation, adversely impact our financial results and otherwise be disruptive to our business.” included in Part I, Item 1A of this Form 10-K.

We maintain a cybersecurity insurance policy that provides coverage in connection with cybersecurity incidents. However, costs and damages associated with cybersecurity incidents may not be fully insured under our insurance policy, and (to the extent otherwise covered) are subject to applicable deductibles.

Governance

Our cybersecurity risk management processes are integrated into our overall risk management system. Our Board of Directors is responsible for the overall supervision of our risk management activities. The Board's oversight of the material risks faced by us occurs at both the full board level and at the committee level. In addition, the Audit and Compliance Committee has primary oversight responsibility regarding our information security, data security, data privacy, and other cybersecurity programs, procedures and risks. Further, the Audit and Compliance Committee and our Board of Directors receive updates at least quarterly from management, including our Chief Information Security Officer, or the CISO, covering our programs for managing cybersecurity risks, including data privacy and data protection risks. Additionally, the Audit and Compliance Committee and the Board of Directors actively participate in discussions with management and among themselves regarding cybersecurity risks.

Risk management is administered at a management level through a multi-disciplinary Enterprise Risk Committee comprised of members of management, including our CISO. The Enterprise Risk Committee identifies and monitors what we believe to be the key risks currently facing the organization, including cybersecurity risks. A comprehensive presentation regarding our enterprise risk management process and our key risks is presented to the full Board of Directors on an annual basis.

In addition, we have established a Cyber Risk Executive Steering Committee, a multi-disciplinary management-level team chaired by our CISO which is responsible for assessing and overseeing our information security and cybersecurity risk management policies, practices and priorities and for assessing and monitoring key cybersecurity risks with respect to reporting such risks within the organization.

At a management level, our cybersecurity risk management efforts are led by our CISO. Our current CISO was appointed as our Vice President and Chief Information Security Officer in 2021. Our current CISO has expertise in cybersecurity risk management through his more than 25 years of experience in cybersecurity, technology and data privacy roles, including his service with the Company since 2021 and his service as chief information security officer at another large organization prior to being employed by us. In addition, other individuals on our IT security team have cybersecurity experience or certifications relevant to their respective role.

A key component of our enterprise risk management program is our incident response plan, which provides for controls and procedures in connection with cybersecurity incidents. Under this plan, we have established a cybersecurity incident command, a multi-disciplinary management-level team led by the CISO. The plan provides that the incident response team will conduct an initial assessment in the event of a cybersecurity incident meeting certain criteria elevated for the review of senior members of the IT security team. In such event, the plan provides that the incident response team will assess whether a cybersecurity incident has the potential to materially impact the organization and whether public disclosure is required or advisable in connection therewith, and further provides that, if appropriate, any such cybersecurity incident may be further elevated for the review of senior management, the Audit and Compliance Committee and/or the Board of Directors.

Item 2. Properties

We own our corporate headquarters building located in Franklin, Tennessee. In addition to the headquarters in Franklin, we maintain regional service centers related to certain of our shared services initiatives. These service centers are located near our corporate headquarters or in the markets in which we operate hospitals.

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

For each of our hospitals owned or leased as of December 31, 2023, the following table shows its location, the date of its acquisition or lease inception and the number of licensed beds:

Hospital	City	Licensed Beds(1)	Date of Acquisition/ Lease Inception	Ownership Type
Alabama
South Baldwin Regional Medical Center	Foley	112	June, 2000	Leased
Grandview Medical Center	Birmingham	434	July, 2007	Owned
Flowers Hospital	Dothan	235	July, 2007	Owned
Medical Center Enterprise	Enterprise	131	July, 2007	Owned
Gadsden Regional Medical Center	Gadsden	346	July, 2007	Owned
Crestwood Medical Center	Huntsville	180	July, 2007	Owned

Alaska
Mat-Su Regional Medical Center	Palmer	125	July, 2007	Owned

Arizona
Western Arizona Regional Medical Center	Bullhead City	139	July, 2000	Owned
Northwest Medical Center	Tucson	287	July, 2007	Owned
Oro Valley Hospital	Oro Valley	176	July, 2007	Owned
Northwest Medical Center Sahuarita	Sahuarita	18	November, 2020	Owned
Northwest Medical Center Houghton	Houghton	44	June, 2022	Owned

Arkansas
Northwest Health System
Northwest Medical Center - Bentonville	Bentonville	128	July, 2007	Owned
Northwest Medical Center - Springdale	Springdale	222	July, 2007	Owned
Willow Creek Women’s Hospital	Johnson	64	July, 2007	Owned
Northwest Health Physician’s Specialty Hospital	Fayetteville	20	April, 2016	Leased
Siloam Springs Regional Hospital	Siloam Springs	73	February, 2009	Owned

Florida
North Okaloosa Medical Center	Crestview	110	March, 1996	Owned
Shorepoint Health Port Charlotte	Port Charlotte	254	January, 2014	Owned
Shorepoint Health Punta Gorda	Punta Gorda	208	January, 2014	Owned
Lower Keys Medical Center	Key West	167	January, 2014	Leased
Physicians Regional Healthcare System - Collier	Naples	130	January, 2014	Owned
Physicians Regional Healthcare System - Pine Ridge	Naples	227	January, 2014	Owned
Santa Rosa Medical Center	Milton	129	January, 2014	Leased

Georgia
East Georgia Regional Medical Center	Statesboro	149	January, 2014	Owned

Indiana
Lutheran Health Network
Bluffton Regional Medical Center	Bluffton	40	July, 2007	Owned
Dupont Hospital	Fort Wayne	131	July, 2007	Owned
Lutheran Hospital	Fort Wayne	396	July, 2007	Owned
Lutheran Musculoskeletal Center	Fort Wayne	37	July, 2007	Owned
Lutheran Downtown Hospital	Fort Wayne	191	July, 2007	Owned
Dukes Memorial Hospital	Peru	25	July, 2007	Owned
Kosciusko Community Hospital	Warsaw	72	July, 2007	Owned
Northwest Health - Porter Hospital	Valparaiso	301	May, 2007	Owned
Northwest Health - La Porte Hospital	La Porte	227	March, 2016	Owned
Northwest Health - Starke Hospital	Knox	53	March, 2016	Leased

Mississippi
Merit Health Wesley	Hattiesburg	211	July, 2007	Owned
Merit Health River Region	Vicksburg	351	July, 2007	Owned
Merit Health Biloxi	Biloxi	153	January, 2014	Leased

Merit Health Central	Jackson	379	January, 2014	Leased
Merit Health Rankin	Brandon	134	January, 2014	Leased
Merit Health Madison	Canton	67	January, 2014	Owned
Merit Health River Oaks	Flowood	160	January, 2014	Owned
Merit Health Woman's Hospital	Flowood	109	January, 2014	Owned
Merit Health Natchez	Natchez	179	October, 2014	Owned

Missouri
Moberly Regional Medical Center	Moberly	99	November, 1993	Owned
Northeast Regional Medical Center	Kirksville	93	December, 2000	Leased
Poplar Bluff Regional Medical Center	Poplar Bluff	410	January, 2014	Owned

New Mexico
Eastern New Mexico Medical Center	Roswell	162	April, 1998	Owned
Carlsbad Medical Center	Carlsbad	99	July, 2007	Owned
Mountain View Regional Medical Center	Las Cruces	168	July, 2007	Owned

North Carolina
Lake Norman Regional Medical Center	Mooresville	123	January, 2014	Owned
Davis Regional Medical Center	Statesville	144	January, 2014	Owned

Oklahoma
AllianceHealth Madill	Madill	25	January, 2014	Leased
AllianceHealth Durant	Durant	138	January, 2014	Owned

Pennsylvania
Commonwealth Health Network
Wilkes-Barre General Hospital	Wilkes-Barre	369	April, 2009	Owned
Regional Hospital of Scranton	Scranton	186	May, 2011	Owned
Moses Taylor Hospital	Scranton	122	January, 2012	Owned

Tennessee
Tennova Healthcare - Cleveland	Cleveland	351	October, 2005	Owned
Tennova Healthcare - Clarksville	Clarksville	270	July, 2007	Owned
Tennova - Jefferson Memorial Hospital	Jefferson City	58	January, 2014	Leased
Tennova - LaFollette Medical Center	LaFollette	66	January, 2014	Owned
Tennova - Newport Medical Center	Newport	130	January, 2014	Owned
Tennova - North Knoxville Medical Center	Powell	116	January, 2014	Owned
Tennova - Turkey Creek Medical Center	Knoxville	111	January, 2014	Owned

Texas
Lake Granbury Medical Center	Granbury	73	January, 1997	Leased
Laredo Medical Center	Laredo	326	October, 2003	Owned
Navarro Regional Hospital	Corsicana	162	July, 2007	Owned
Longview Regional Medical Center	Longview	224	July, 2007	Owned
Woodland Heights Medical Center	Lufkin	149	July, 2007	Owned
DeTar Healthcare System	Victoria	278	July, 2007	Owned
Cedar Park Regional Medical Center	Cedar Park	126	December, 2007	Owned

Total Licensed Beds at December 31, 2023		11,902

Total Hospitals at December 31, 2023		71

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

Shareholder Litigation

Caleb Padilla, individually and on behalf of all others similarly situated v. Community Health Systems, Inc., Wayne T. Smith, Larry Cash, and Thomas J. Aaron. This purported federal securities class action was filed in the United States District Court for the Middle District of Tennessee on May 30, 2019. It seeks class certification on behalf of purchasers of our common stock between February 20, 2017 and February 27, 2018 and alleges misleading statements resulted in artificially inflated prices for our common stock. On November 20, 2019, the District Court appointed Arun Bhattacharya and Michael Gaviria as lead plaintiffs in the case. The lead plaintiffs filed a consolidated class complaint on January 21, 2020. The Company filed a motion to dismiss the consolidated class complaint on March 23, 2020, and the District Court denied that motion on August 17, 2022. We reached a tentative settlement of this matter, which was preliminarily approved by the District Court on May 31, 2023. The Court granted final approval of the settlement on October 13, 2023.

Padilla Derivative Litigation. Four purported shareholder derivative cases have been filed in two District Courts relating to the factual allegations in the Padilla litigation; three of these cases have been consolidated in In re Community Health Systems, Inc. Shareholder Derivative Litigation and are pending in the United States District Court for the District of Delaware; namely, Faisal Hussain v. Wayne T. Smith, et al, filed August 12, 2019; Susheel Tanjavoor v. Wayne T. Smith, et al., filed August 29, 2019; and Kevin Aronson v. Wayne T. Smith, et al, filed April 29, 2020. The fourth case, Roger Trombley v. Wayne T. Smith, et al, filed August 20, 2019 (now Patrick Ayers v Wayne T. Smith, et al), is pending in the United States District Court for the Middle District of Tennessee. All four cases seek relief derivatively and on behalf of Community Health Systems, Inc. against certain Company officers and directors based on alleged breaches of fiduciary duty, unjust enrichment, and other acts related to certain Company disclosures in 2017 and 2018 regarding the Company’s adoption of Accounting Standards Update 2014-09, which the Company adopted effective January 1, 2018. We have reached a tentative settlement of these cases, which was preliminarily approved by the District Court on December 4, 2023. The District Court granted final approval of the settlement on January 29, 2024 and ordered dismissal of the case.

Government Investigations and Qui Tam Litigation

U.S. ex rel Larry Bomar v. Bayfront HMA Medical Center, LLC, et al – On September 14, 2017, our former hospital in St. Petersburg, Florida received a civil investigative demand, or CID, from the United States Department of Justice for information concerning its historic participation in the Florida Low Income Pool Program. The Low Income Pool Program, or LIP, is a funding pool to support healthcare providers that provide uncompensated care to Florida residents who are uninsured or underinsured. The CID sought documentation related to agreements between the hospital and Pinellas County. On June 13, 2019, an additional ten of our affiliated hospitals in Florida received CIDs related to the same subject matter, along with two CIDs addressed to our affiliated management company and the Parent Company. We cooperated fully with the investigation. On September 15, 2021, the United States District Court for the Middle District of Florida ordered the unsealing of this qui tam complaint, which contains allegations related to the information sought in the September 14, 2017 CID. Specifically, the relator claims our former hospital in St. Petersburg – Bayfront Medical Center St. Petersburg – along with other, unaffiliated hospitals violated the False Claims Act by allegedly making certain contributions to a non-profit entity for the purpose of receiving supplemental Medicaid funding. The United States has declined to intervene in the case. We filed a motion to dismiss on November 23, 2021, which the District Court granted without prejudice on January 24, 2023. The relator filed a first amended complaint on February 14, 2023, our response to which was filed on February 28, 2023. The District Court granted our motion to dismiss with prejudice on August 21, 2023. The relator has filed a notice of appeal to the United States Court of Appeals for the Eleventh Judicial Circuit. We have reached a tentative settlement of this matter, which is subject to approval by the Department of Justice.

On January 11, 2024, we received a Civil Investigative Demand from the Department of Justice for documents and information relating to a variety of subjects, including practices and procedures related to utilization review, inpatient admissions and inpatient dialysis at our hospitals. We are cooperating fully with this investigation.

Commercial Litigation and Other Lawsuits

Thomas Mason, MD, Steven Folstad, MD and Mid-Atlantic Emergency Medical Associates, PA v Health Management Associates, LLC f/k/a Health Management Associates, Inc., Mooresville Hospital Management Associates d/b/a Lake Norman Regional Medical Center, Statesville HMA, LLC d/b/a Davis Regional Medical Center, Envision Healthcare Corporation f/k/a Emergency Medical Services Corporation, Emcare Holdings, Inc., and Emergency Medical Services, LP. This alleged wrongful retaliation case is filed in the United States District Court for the Western District of North Carolina. The plaintiffs allege their agreements with the defendants were terminated in retaliation for plaintiffs’ alleged refusal to admit patients unnecessarily to the defendant hospitals or otherwise perform unnecessary diagnostic testing. The allegations of the complaint relate to time periods prior to the hospitals’ affiliation with the Company. The plaintiffs filed a Third Amended Complaint on April 26, 2019. The defendants filed motions to dismiss, which were granted in part and denied in part on September 5, 2019. We have settled this matter, and the District Court ordered dismissal of the case on November 2, 2023.

Tower Health, f/k/a Reading Health System, et al v CHS/Community Health Systems, Inc., et al. This breach of contract action is pending in the United States District Court for the Eastern District of Pennsylvania. The plaintiffs allege breaches of an asset purchase agreement in connection with the sale of Pottstown Memorial Medical Center. The alleged breaches regard plaintiffs’ contention that the defendants failed to disclose certain conditions related to the physical plant of the hospital, along with various other alleged breaches of the asset purchase agreement. The plaintiffs filed an amended complaint on July 22, 2019. Trial for this matter began May 3, 2021, and closed on October 5, 2021. On September 6, 2022, the District Court issued a Memorandum Opinion denying all of Tower Health’s claims and entering a judgment in favor of the Company. The district Court also awarded the Company its attorneys’ fees and costs. On October 4, 2022, Tower Health filed a Rule 59 motion to alter or amend the District Court’s judgment and a Rule 15 motion to amend its pleadings. The Company has filed oppositions to both motions and has separately moved for its attorney’s fees. On August 11, 2023, the District Court denied Tower Health’s Rule 59 and Rule 15 motions. Tower Health has filed a notice of appeal to the United States Court of Appeals for the Third Judicial District. Our motion for attorneys’ fees is still pending. We continue to vigorously defend this case.

Daniel H. Golden, as Litigation Trustee of the QHC Litigation Trust, and Wilmington Savings Fund Society, FSB, solely in its capacity as indenture trustee v Community Health Systems, Inc., et al. A complaint in this case was filed on October 25, 2021 in the United States Bankruptcy Court for the District of Delaware against various persons, including the Company, certain subsidiaries of the Company, certain former executive officers of the Company and Credit Suisse Securities (USA) LLC. Plaintiff Daniel H. Golden is the litigation trustee for a litigation trust, which was formed under the plan of reorganization of Quorum Health Corporation, or QHC, and certain affiliated entities confirmed by order of the United States Bankruptcy Court for the District of Delaware wherein QHC and certain affiliated entities contributed various causes of action to such litigation trust. Plaintiff Wilmington Savings Fund Society is the indenture trustee for certain notes issued by QHC. The complaint seeks damages and other forms of recovery arising out of certain alleged actions taken by the Company and the other defendants in connection with the spin-off of QHC, which was completed on April 29, 2016, and includes claims for unjust enrichment and for avoidance of certain transactions and payments by QHC to the Company connected with the spin-off, including the $1.21 billion special dividend paid by QHC to the Company as part of the spin-off transactions. We filed a motion to dismiss on January 14, 2022, and oral argument on that motion was heard on July 21, 2022. On March 16, 2023, the District Court granted in part and denied in part our motion to dismiss. We continue to vigorously defend this case.

Federal Trade Commission v. Novant Health, Inc. and Community Health Systems, Inc. On January 25, 2024, the Federal Trade Commission filed a Complaint for Temporary Restraining Order and Preliminary Injunction in the United States District Court for the Western District of North Carolina seeking to enjoin the consummation of our proposed sale of Lake Norman Regional Medical Center and Davis Regional Medical Center to Novant Health, Inc., or Novant, pursuant to the terms of a definitive agreement dated as of February 28, 2023, as amended, entered into by us with Novant. The FTC alleges, among other things, that the proposed sale of the two hospitals would violate federal antitrust laws. The administrative merits hearing on this matter will begin on April 29, 2024. We will vigorously defend this case and plan to consummate this contemplated transaction with Novant in accordance with the terms of the definitive agreement in the event that we and Novant prevail in this litigation.

Management of Significant Legal Proceedings

In accordance with our governance documents, including our Governance Guidelines and the charter of the Audit and Compliance Committee, our management of significant legal proceedings is overseen by the independent members of the Board of Directors and, in particular, the Audit and Compliance Committee. The Audit and Compliance Committee is charged with oversight of compliance, regulatory and litigation matters, and enterprise risk management. Management has been instructed to refer all significant legal proceedings and allegations of financial statement fraud, error, or misstatement to the Audit and Compliance Committee for its oversight and evaluation. Consistent with New York Stock Exchange and Sarbanes-Oxley independence requirements, the Audit and Compliance Committee is comprised entirely of individuals who are independent of our management, and are financially literate in accordance with New York Stock Exchange listing standards. In addition, four of the five members of the Audit and Compliance Committee are “audit committee financial experts” as defined in the Securities Exchange Act of 1934, as amended.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We completed an initial public offering of our common stock on June 14, 2000. Our common stock began trading on June 9, 2000 and is listed on the New York Stock Exchange under the symbol CYH. As of February 14, 2024, there were approximately 185 holders of record of our common stock.

Stock Performance Graph

The following graph sets forth the cumulative return of our common stock during the five year period ended December 31, 2023, as compared to the cumulative return of the Standard & Poor’s 500 Stock Index (S&P 500) and the cumulative return of the Dow Jones Healthcare Index. The graph assumes an initial investment of $100 in our common stock and in each of the foregoing indices and the reinvestment of dividends where applicable. The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, future performance of our common stock.

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

The ABL Facility and the indentures governing each series of our outstanding notes restrict our subsidiaries from, among other matters, paying dividends and making distributions to us, which thereby limits our ability to pay dividends and/or repurchase stock. As of December 31, 2023, under the most restrictive test in these agreements (and subject to certain exceptions), we have approximately $300 million of capacity to pay permitted dividends and/or repurchase shares of stock or make other restricted payments.

The following table contains information about our purchases of common stock during the three months ended December 31, 2023.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(b)
October 1, 2023 -
October 31, 2023	7,181	$2.90	—	—
November 1, 2023 -
November 30, 2023	—	—	—	—
December 1, 2023 -
December 31, 2023	—	—	—	—
Total	7,181	$2.90	—	—

(a)
Includes 7,181 shares withheld by us to satisfy the payment of tax obligations related to the vesting of restricted stock awards.
(b)
We had no publicly announced plans or open market repurchase programs for shares of our common stock during the three months ended December 31, 2023.

Item 6. Reserved

Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read this discussion together with our Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included elsewhere in this Form 10-K.

Executive Overview

We are one of the nation’s largest healthcare companies. Our affiliates are leading providers of healthcare services, developing and operating healthcare delivery systems in 40 distinct markets across 15 states. As of December 31, 2023, our subsidiaries own or lease 71 affiliated hospitals, with approximately 12,000 beds, and operate more than 1,000 sites of care, including physician practices, urgent care centers, freestanding emergency departments, occupational medicine clinics, imaging centers, cancer centers and ambulatory surgery centers. We generate revenues by providing a broad range of general and specialized hospital healthcare services and outpatient services to patients in the communities in which we are located. For the hospitals that we own and operate, we are paid for our services by governmental agencies, private insurers and directly by the patients we serve.

Economic conditions in the United States continue to be challenging in various respects, and the United States economy continues to experience significant inflationary pressures, elevated interest rates and challenging labor market conditions. Taking into account these factors, we have incurred in certain recent periods, and may continue to incur, increased expenses arising from factors such as wage inflation for permanent employees, increased rates for and utilization of temporary contract labor (including contract nursing personnel) and increased rates for outsourced medical specialists. While we have implemented cost containment and other measures to try to counteract these developments, we may be unable to fully offset the impact of these factors on the operation of our business.

If economic conditions in the United States further significantly deteriorate and/or public health conditions related to the COVID-19 pandemic significantly worsen, any such developments could materially and adversely affect our results of operations, financial position, and/or our cash flows.

Acquisition, Divestiture and Closure Activity

During the year ended December 31, 2023, we paid approximately $38 million to acquire the operating assets and related businesses of certain physician practices, clinics, ambulatory surgery centers and other ancillary businesses that operate within the communities served by our hospitals. We allocated the purchase price in connection with these acquisitions to property and equipment, intangible assets, working capital, noncontrolling interests and goodwill.

During 2023, we completed the divestiture of eight hospitals and the sale of a majority interest in one hospital. These hospitals represented annual net operating revenues in 2022 of approximately $594 million and we received total net proceeds of approximately $518 million in connection with these dispositions, inclusive of approximately $85 million received at a preliminary closing on December 30, 2022 in connection with the disposition of Greenbrier Valley Medical Center.

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

The following table provides a summary of hospitals that we divested (or, in the case of Lutheran Rehabilitation Hospital, in which the Company sold a majority interest) during the years ended December 31, 2023, 2022 and 2021:

Hospital	Buyer	City, State	Licensed Beds	Effective Date
2023 Divestitures:
Greenbrier Valley Medical Center	Vandalia Health, Inc.	Ronceverte, WV	122	January 1, 2023
Plateau Medical Center	Vandalia Health, Inc.	Oak Hill, WV	25	April 1, 2023
Medical Center of South Arkansas	SARH Holdings, Inc.	El Dorado, AR	166	July 1, 2023
Lutheran Rehabilitation Hospital	Select Medical Corporation	Fort Wayne, IN	36	September 1, 2023
AllianceHealth Ponca City	Integris Health	Ponca City, OK	140	November 1, 2023
AllianceHealth Woodward	Integris Health	Woodward, OK	87	November 1, 2023
Bravera Health Brooksville	Tampa General Hospital	Brooksville, FL	120	December 1, 2023
Bravera Health Spring Hill	Tampa General Hospital	Spring Hill, FL	124	December 1, 2023
Bravera Health Seven Rivers	Tampa General Hospital	Crystal River, FL	128	December 1, 2023

2022 Divestiture:
AllianceHealth Seminole	SSM Health Care of Oklahoma, Inc.	Seminole, OK	32	July 1, 2022

2021 Divestitures:
Lea Regional Medical Center	Covenant Health System	Hobbs, NM	84	January 1, 2021
Tennova Healthcare - Tullahoma	Vanderbilt University Medical Center	Tullahoma, TN	135	January 1, 2021
Tennova Healthcare - Shelbyville	Vanderbilt University Medical Center	Shelbyville, TN	60	January 1, 2021
Northwest Mississippi Medical Center	Delta Health System	Clarksdale, MS	181	February 1, 2021
AllianceHealth Midwest	SSM Health Care of Oklahoma, Inc.	Midwest City, OK	255	April 1, 2021

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

In addition to hospitals divested in 2021, 2022 and in 2023, we have entered into a definitive agreement to sell two hospitals as noted below where the divestiture has not yet been completed. On February 28, 2023, we entered into a definitive agreement for the sale of substantially all of the assets of Lake Norman Regional Medical Center (123 licensed beds) in Mooresville, North Carolina, and Davis Regional Medical Center (144 licensed beds) in Statesville, North Carolina, to Novant Health, Inc. For additional information regarding this potential disposition, see the Current Report on Form 8-K filed by us on February 28, 2023. On January 25, 2024, the Federal Trade Commission, or FTC, filed a complaint seeking to enjoin the consummation of the sale of these hospitals to Novant. For additional information regarding this litigation, see the Legal Proceedings section of Part I, Item 3 of this Form 10-K. Taking into account this FTC action, there can be no assurance that this transaction with Novant will be completed, or if this transaction is completed, the ultimate timing of the completion of this transaction.

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

Overview of Operating Results

Our net operating revenues for the year ended December 31, 2023 increased $279 million to approximately $12.5 billion compared to approximately $12.2 billion for the year ended December 31, 2022. On a same-store basis, net operating revenues for the year ended December 31, 2023 increased $552 million.

We had net income of $16 million during the year ended December 31, 2023, compared to $179 million for the year ended December 31, 2022. Net income for the year ended December 31, 2023 included the following:

•
an after-tax charge of $28 million for expense related to government and other legal matters and related costs,
•
an after-tax benefit of $61 million for gain from early extinguishment of debt,
•
an after-tax charge of $17 million for expense related to costs associated with our multi-year initiative to modernize and consolidate technology platforms and associated processes,
•
an after-tax benefit of $42 million resulting from gains on the sale of five hospitals and the sale of a majority interest in one hospital, offset by losses on the sale of three hospitals and impairment of long-lived assets that were idled, disposed or held-for-sale, and
•
an after-tax charge of $10 million for restructuring charges related to the closure of businesses as well as service line closures and consolidations at certain hospitals.

Net income for the year ended December 31, 2022 included the following:

•
an after-tax charge of $4 million for expense related to government and other legal matters and related costs,
•
an after-tax benefit of $208 million for gain from early extinguishment of debt,
•
an after-tax benefit of $93 million from the gain on the sale of a majority interest in CoreTrust Holdings, LLC, or CoreTrust, by Healthtrust Purchasing Group, L.P., a group purchasing organization in which we are a noncontrolling partner, or the CoreTrust Transaction,
•
an after-tax charge of $12 million for the change in estimate of the professional claims liability related to divested locations,
•
an after-tax charge of $55 million for the impairment of long-lived assets of divested and closed businesses based on their estimated fair values, and
•
an after-tax charge of $5 million for restructuring charges related to the closure of businesses as well as service line closures and consolidations at certain hospitals.

Consolidated inpatient admissions for the year ended December 31, 2023, increased 0.3%, compared to the year ended December 31, 2022, and consolidated adjusted admissions for the year ended December 31, 2023, increased 1.7%, compared to the year ended December 31, 2022. Same-store inpatient admissions for the year ended December 31, 2023, increased 3.5%, compared to the year ended December 31, 2022, and same-store adjusted admissions for the year ended December 31, 2023, increased 5.3%, compared to the year ended December 31, 2022.

Self-pay revenues represented approximately 1.1% and 0.7% of net operating revenues for the years ended December 31, 2023 and 2022, respectively. The amount of foregone revenue related to providing charity care services as a percentage of net operating revenues was approximately 10.4% and 11.5% for the years ended December 31, 2023 and 2022, respectively. Direct and indirect costs incurred in providing charity care services as a percentage of net operating revenues was approximately 1.1% and 1.4% for the years ended December 31, 2023 and 2022, respectively.

Overview of Legislative and Other Governmental Developments

The healthcare industry is subject to changing political, regulatory, and economic influences that may affect our business. In recent years, the U.S. Congress and certain state legislatures have introduced and passed a large number of proposals and legislation affecting the healthcare system, including laws intended to impact access to health insurance and reduce healthcare costs and government spending. The most prominent of these efforts, the Affordable Care Act, affects how healthcare services are covered, delivered and reimbursed, and expanded health insurance coverage through a combination of public program expansion and private sector health insurance reforms. The Affordable Care Act has been, and continues to be, subject to legislative and regulatory changes and court challenges. To increase access to health insurance during the COVID-19 pandemic, the ARPA enhanced subsidies for individuals eligible to purchase coverage through Affordable Care Act marketplaces. Subsequent legislation extended these enhanced subsidies through 2025. In addition, early COVID-related legislation required states to maintain continuous Medicaid enrollment, among other conditions, to receive a temporary increase in federal funds for Medicaid expenditures. The expiration of this “continuous coverage” requirement in April 2023 has resulted in significant Medicaid coverage disruptions and dis-enrollments. CMS has required certain states to pause disenrollments due to noncompliant renewal systems. These and other changes and initiatives may impact the number of individuals that elect to obtain public or private health insurance or the scope of such coverage, if purchased.

Of critical importance to us is the potential impact of any changes specific to the Medicaid program, including the funding and expansion provisions of the Affordable Care Act and subsequent legislation or agency initiatives. Historically, the states with the greatest reductions in the number of uninsured adult residents have expanded Medicaid under the Affordable Care Act. A number of states have opted out of the Medicaid coverage expansion provisions, but could ultimately decide to expand their programs at a later date. Of the 15 states in which we operated hospitals as of December 31, 2023, nine states have taken action to expand their Medicaid programs. At this time, the other six states have not, including Florida, Alabama, Tennessee, Mississippi and Texas, where we operated a significant number of hospitals as of December 31, 2023. Some states use, or have applied to use, waivers granted by CMS to implement expansion, impose different eligibility or enrollment conditions, or otherwise implement programs that vary from federal standards.

Other recent reform initiatives and proposals at the federal and state levels include those focused on price transparency and limiting out-of-network charges, which may impact prices, our competitive position and the relationships between hospitals, insurers, patients, and ancillary providers (such as anesthesiologists, radiologists, and pathologists). For example, the No Surprises Act imposes various requirements on providers and health plans intended to prevent “surprise” medical bills. Among other restrictions and requirements, the law prohibits providers from charging patients an amount beyond the in-network cost sharing amount for services rendered by out-of-network providers, subject to limited exceptions. For services for which balance billing is prohibited (even when no balance billing occurs), the No Surprises Act may limit the amounts received by out-of-network providers from health plans, and also establishes a dispute resolution process for providers and payors to handle payment disputes that cannot be resolved through direct negotiations. The regulations and related guidance implementing the No Surprises Act have been and continue to be subject to legal challenges. The No Surprises Act also requires providers to provide a good faith estimate of expected charges to uninsured or self-pay patients for scheduled items and services, in advance of the date of the scheduled item or service or upon request. Based on these estimates, patients may invoke a patient-provider dispute resolution process established by regulation to challenge charges in certain circumstances.

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

Throughout the acute phase of the COVID-19 pandemic that began in 2020, federal and state governments passed legislation, promulgated regulations and took other administrative actions intended to assist healthcare providers in providing care to COVID-19 and other patients during the public health emergency and to provide financial relief. The public health emergency declared by HHS in response to the pandemic expired in May 2023. Although federal and state governments have terminated most of the temporary measures that were implemented to assist providers, the effects of certain of these measures, including those intended to provide financial relief during the public health emergency, continue to impact providers. For example, the BCA sequestration was extended several times as part of COVID-relief and subsequent legislation, and the payment reductions are currently set to continue through April 2032. Further, the ARPA, in addition to providing funding for healthcare providers, increased the federal budget deficit in a manner that triggers an additional statutorily mandated sequestration under the Pay-As-You Go Act of 2010. As a result, an additional Medicare spending reduction of up to 4% was required to take effect in January 2022. However, Congress has delayed implementation of this payment reduction until 2025.

We received pandemic relief fund payments through various federal, state and local programs of approximately $161 million and $58 million during the years ended December 31, 2022 and 2021. Approximately $173 million and $148 million during the years ended December 31, 2022 and 2021, respectively, was recognized as pandemic relief funds within the consolidated statements of (loss) income. We did not receive or recognize any significant level of payments or benefits under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, or other COVID-19 related stimulus and relief legislation during the year ended December 31, 2023 and does not expect to receive or recognize any significant level of payments or benefit under the CARES Act and other existing legislation related to COVID-19 in future periods.

Reimbursement by government programs may be affected by broad shifts in payment policy. For example, recent changes related to the 340B Drug Pricing Program have implications for all hospitals reimbursed under the outpatient PPS, including those, like ours, that do not participate in the program. In 2018, CMS implemented a payment policy that reduced Medicare payments for 340B hospitals for most drugs obtained at 340B-discounted rates and that resulted in increased payments for non-340B hospitals. In June 2022, the U.S. Supreme Court, in American Hospital Association v. Becerra, invalidated past payment cuts for hospitals participating in the 340B Drug Pricing Program. In light of the U.S. Supreme Court decision and to achieve budget neutrality, CMS implemented a reduction of approximately 3.1% to payment rates for non-drug services under the outpatient PPS for calendar year 2023. In addition, HHS directed that $9 billion be paid to affected 340B providers in one-time lump sum payments as the remedy for calendar years 2018 through 2022. Moreover, in order to comply with budget neutrality requirements, HHS finalized a corresponding offset in future non-drug item and service payments for all outpatient PPS providers (except new providers) that will reduce the outpatient PPS conversion factor by 0.5% annually. This adjustment will start in calendar year 2026 and continue for approximately 16 years. This reduction to payment rates adversely affected our results for the year ended December 31, 2023, and the reduction to the outpatient PPS conversion factor as noted above is anticipated to adversely impact our results.

Sources of Revenue

The following table presents the approximate percentages of net operating revenues by payor source for the periods indicated. The data for the periods presented are not strictly comparable due to the effect that businesses acquired, sold, closed or opened during each of the respective periods, as applicable, have had on these statistics.

	Year Ended December 31,
	2023	2022	2021
Medicare	19.9%	20.9%	21.4%
Medicare Managed Care	16.8	16.1	15.1
Medicaid	14.3	14.8	13.5
Managed Care and other third-party payors	47.9	47.5	49.1
Self-pay	1.1	0.7	0.9
Total	100.0%	100.0%	100.0%

As shown above, we receive a substantial portion of our revenues from the Medicare, Medicare Managed Care and Medicaid programs. Included in Managed Care and other third-party payors is net operating revenues from insurance companies with which we have insurance provider contracts, insurance companies for which we do not have insurance provider contracts, workers’ compensation carriers and non-patient service revenue, such as gain (loss) on investments, rental income and cafeteria sales. We generally expect the portion of revenues received from the Medicare, Medicare Managed Care and Medicaid programs to increase over the long-term due to the general aging of the population and other factors, including health reform initiatives. There has been a trend toward increased enrollment in Medicare Managed Care and Medicaid managed care programs, which may adversely affect our net operating revenues. We may also be impacted by regulatory requirements imposed on insurers, such as minimum medical-loss ratios and specific benefit requirements. Furthermore, in the normal course of business, managed care programs, insurance companies and employers actively negotiate the amounts paid to hospitals. Our relationships with payors may be impacted by price transparency initiatives and out-of-network billing restrictions, including those in the No Surprises Act. There can be no assurance that we will retain our existing reimbursement arrangements or that third-party payors will not attempt to further reduce the rates they pay for our services.

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-based reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for the treatment of patients covered by Medicare, Medicaid and non-governmental payors are generally less than our standard billing rates. We account for the differences between the estimated program reimbursement rates and our standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues by an insignificant amount in each of the years ended December 31, 2023, 2022 and 2021.

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

Payment rates under the Medicaid program vary by state. In addition to the base payment rates for specific claims for services rendered to Medicaid enrollees, several states utilize supplemental reimbursement programs to make separate payments that are not specifically tied to an individual’s care, some of which offset a portion of the cost of providing care to Medicaid and indigent patients. These programs are funded with a combination of state and federal resources, including, in certain instances, fees or taxes levied on the providers. The programs are generally authorized by CMS for a specified period of time and require CMS’s approval to be extended. We are unable to predict whether or on what terms CMS will extend the supplemental programs in the states in which we operate. Under these supplemental programs, we recognize revenue and related expenses in the period in which amounts are estimable and payment is reasonably assured. Reimbursement under these programs is reflected in net operating revenues and included as Medicaid revenue in the table above, and fees, taxes or other program related costs are reflected in other operating expenses.

Results of Operations

Our hospitals and other sites of care offer a broad variety of inpatient and outpatient medical and surgical services. These include general acute care, emergency room, general and specialty surgery, critical care, internal medicine, obstetrics, diagnostic services, psychiatric and rehabilitation services. Utilization of services and our results of operations are dependent on a multitude of factors including seasonal fluctuations in demand. Historically, the strongest demand for hospital services generally occurs during the winter months, and the weakest demand generally occurs during the summer months.

The following tables summarize, for the periods indicated, selected operating data.

	Year Ended December 31,
	2023	2022	2021
Operating results, as a percentage of net operating revenues:
Net operating revenues	100.0%	100.0%	100.0%
Operating expenses (a)	(89.0)	(88.3)	(84.1)
Depreciation and amortization	(4.0)	(4.4)	(4.4)
Impairment and gain (loss) on sale of businesses, net	0.7	(0.6)	(0.2)
Income from operations	7.7	6.7	11.3
Interest expense, net	(6.7)	(7.0)	(7.2)
Gain (loss) from early extinguishment of debt	0.6	2.1	(0.6)
Gain on sale of equity interests in Macon Healthcare, LLC	—	—	0.3
Gain from CoreTrust Transaction	—	1.0	—
Equity in earnings of unconsolidated affiliates	0.1	0.1	0.2
Income before income taxes	1.7	2.9	4.0
Provision for income taxes	(1.6)	(1.4)	(1.0)
Net income	0.1	1.5	3.0
Less: Net income attributable to noncontrolling interests	(1.2)	(1.1)	(1.1)
Net (loss) income attributable to Community Health Systems,
Inc. stockholders	(1.1)%	0.4%	1.9%

	Year Ended December 31,
	2023	2022
Percentage increase (decrease) from prior year:
Net operating revenues	2.3%	(1.3)%
Admissions (b)	0.3	(1.7)
Adjusted admissions (c)	1.7	2.6
Average length of stay (d)	(4.3)	(6.0)
Net (loss) income attributable to Community Health Systems, Inc. stockholders	(389.1)	(80.0)
Same-store percentage (decrease) increase from prior year (e):
Net operating revenues	4.8%	(0.2)%
Admissions (b)	3.5	0.5
Adjusted admissions (c)	5.3	5.0

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

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Net operating revenues increased by 2.3% to approximately $12.5 billion for the year ended December 31, 2023, from approximately $12.2 billion for the year ended December 31, 2022. Net operating revenues on a same-store basis from hospitals that were operated throughout both periods increased $552 million, or 4.8%, during the year ended December 31, 2023, compared to the same period in 2022. On a period-over-period basis, the increase in net operating revenues was primarily attributable to higher inpatient and outpatient volumes, increased reimbursement rates, higher acuity and an increase in non-patient revenue, partially offset by unfavorable changes in payor mix. Non-same-store net operating revenues decreased $273 million during the year ended December 31, 2023, compared to the same period in 2022, with the decrease attributable primarily to the divestiture of hospitals during 2022 and 2023. On a consolidated basis, inpatient admissions increased by 0.3% and adjusted admissions increased by 1.7% during the year ended December 31, 2023, compared to the same period in 2022. On a same-store basis, net operating revenues per adjusted admission decreased 0.5%, while inpatient admissions increased by 3.5% and adjusted admissions increased by 5.3% for the year ended December 31, 2023, compared to the same period in 2022.

Operating costs and expenses, as a percentage of net operating revenues, decreased from 93.3% during the year ended December 31, 2022 to 92.3% during the year ended December 31, 2023. Operating costs and expenses, excluding depreciation and amortization and impairment and (gain) loss on sale of businesses, as a percentage of net operating revenues, increased from 88.3% for the year ended December 31, 2022 to 89.0% for the year ended December 31, 2023. Salaries and benefits decreased as a percentage of net operating revenues from 43.6% for the year ended December 31, 2022 to 43.4% for the year ended December 31, 2023, primarily due to an increase in net operating revenues, partially offset by increased hiring commensurate with lower utilization of contract labor. Supplies, as a percentage of net operating revenues, decreased from 16.2% for the year ended December 31, 2022 to 16.0% for the year ended December 31, 2023. Other operating expenses, as a percentage of net operating revenues, decreased from 27.3% for the year ended December 31, 2022 to 27.0% for the year ended December 31, 2023, primarily due to an increase in net operating revenues and lower utilization of and rates paid for contract labor, partially offset by higher costs for professional liability insurance and higher rates paid for outsourced medical specialists. Lease cost and rent, as a percentage of net operating revenues, remained consistent at 2.6% for the years ended December 31, 2023 and 2022. Pandemic relief funds, as a percentage of net operating revenues, were 0.0% for the year ended December 31, 2023, compared to (1.4)% for the same period in 2022.

Depreciation and amortization, as a percentage of net operating revenues, decreased to 4.0% for the year ended December 31, 2023 from 4.4% for the year ended December 31, 2022.

Impairment and (gain) loss on sale of businesses, net was a gain of $87 million for the year ended December 31, 2023, compared to expense of $71 million for the same period in 2022. The gain in 2023 and the expense in 2022 related primarily to divestiture activity during each respective period as discussed more specifically under “Acquisition, Divestiture and Closure Activity” herein.

Interest expense, net, decreased by $28 million to $830 million for the year ended December 31, 2023 compared to $858 million for the same period in 2022. This was primarily due to our refinancing activity during 2023 and 2022.

Gain from early extinguishment of debt of $72 million was recognized during the year ended December 31, 2023, compared to a gain from early extinguishment of debt of $253 million in the same period in 2022, as a result of our refinancing activity during the years ended December 31, 2023 and 2022.

There was no gain from the CoreTrust Transaction during the year ended December 31, 2023. Gain from the CoreTrust Transaction of $119 million was recognized during the year ended December 31, 2022.

Equity in earnings of unconsolidated affiliates, as a percentage of net operating revenues, remained consistent at (0.1)% for the years ended December 31, 2023 and 2022.

The net results of the above-mentioned changes resulted in income before income taxes decreasing $142 million to $207 million for the year ended December 31, 2023 from $349 million for the same period in 2022.

Our provision for income taxes for the years ended December 31, 2023 and 2022 was $191 million and $170 million, respectively, and the effective tax rates were 92.3% and 48.7% for the years ended December 31, 2023 and 2022, respectively. The increase in the provision for income taxes for the year ended December 31, 2023, compared to the same period in 2022 was primarily due to non-deductible goodwill related to divested hospitals in 2023 compared to 2022. The difference in our effective tax rate for the year ended December 31, 2023, compared to the same period in 2022 was due to the aforementioned increase in the provision for income taxes and the decrease in income before taxes.

Net income, as a percentage of net operating revenues, was 0.1% for the year ended December 31, 2023, compared to 1.5% for the same period in 2022.

Net income attributable to noncontrolling interests, as a percentage of net operating revenues, was 1.2% for the year ended December 31, 2023, compared to 1.1% for the same period in 2022.

Net (loss) income attributable to Community Health Systems, Inc. was $(133) million for the year ended December 31, 2023, compared to net income of $46 million for the same period in 2022.

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Net operating revenues decreased by 1.3% to approximately $12.2 billion for the year ended December 31, 2022, from approximately $12.4 billion for the year ended December 31, 2021. Net operating revenues on a same-store basis from hospitals that were operated throughout both periods decreased $27 million, or 0.2%, during the year ended December 31, 2022, compared to the same period in 2021. On a period-over-period basis, there was a decline in net operating revenues as a result of fewer inpatient admissions, which was partially offset by an increase in outpatient visits and surgeries. Also, lower overall acuity of services was partially offset by improved reimbursement rates. Non-same-store net operating revenues decreased $130 million during the year ended December 31, 2022, compared to the same period in 2021, with the decrease attributable primarily to the divestiture of hospitals during 2021 and 2022. On a consolidated basis, inpatient admissions decreased by 1.7% during the year ended December 31, 2022, compared to the same period in 2021. Also on a consolidated basis, adjusted admissions increased by 2.6% during the year ended December 31, 2022, as compared to the same period in 2021. On a same-store basis, net operating revenues per adjusted admission decreased 5.0%, while inpatient admissions increased by 0.5% and adjusted admissions increased by 5.0% for the year ended December 31, 2022, compared to the same period in 2021.

Operating costs and expenses, as a percentage of net operating revenues, increased from 88.7% during the year ended December 31, 2021 to 93.3% during the year ended December 31, 2022. Operating costs and expenses, excluding depreciation and amortization and impairment and (gain) loss on sale of businesses, as a percentage of net operating revenues, increased from 84.1% for the year ended December 31, 2021 to 88.3% for the year ended December 31, 2022. Salaries and benefits increased as a percentage of net operating revenues from 42.4% for the year ended December 31, 2021 to 43.6% for the year ended December 31, 2022, primarily due to wage increases driven by inflation and competitive labor market conditions. Supplies, as a percentage of net operating revenues, decreased from 16.5% for the year ended December 31, 2021 to 16.2% for the year ended December 31, 2022. Other operating expenses, as a percentage of net operating revenues, increased from 23.9% for the year ended December 31, 2021 to 27.3% for the year ended December 31, 2022, primarily due to higher costs for contract labor, professional liability insurance and medical specialist fees. Lease cost and rent, as a percentage of net operating revenues, increased from 2.5% for the year ended December 31, 2021 to

2.6% for the year ended December 31, 2022. Pandemic relief funds, as a percentage of net operating revenues, were (1.4)% for the year ended December 31, 2022, compared to (1.2)% for the same period in 2021.

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

Net income, as a percentage of net operating revenues, was 1.5% for the year ended December 31, 2022, compared to 3.0% for the same period in 2021.

Net income attributable to noncontrolling interests, as a percentage of net operating revenues, remained consistent at 1.1% for both years ended December 31, 2022 and 2021.

Net income attributable to Community Health Systems, Inc. was $46 million for the year ended December 31, 2022, compared to $230 million for the same period in 2021.

Liquidity and Capital Resources

2023 Compared to 2022

Net cash provided by operating activities was approximately $210 million for the year ended December 31, 2023, compared to $300 million for the year ended December 31, 2022. The decrease in cash provided by operating activities is partially the result of the payment of accumulated benefits under the Company's supplemental executive retirement plan, or SERP. Because securities are held in a rabbi trust to be used for the payment of SERP benefits, the aforementioned cash outflow is offset by inflows from sales of investments, which are reflected as a cash inflow from investing activities as noted below. Total cash paid for interest decreased to approximately $801 million for the year ended December 31, 2023, from approximately $835 million for the year ended December 31, 2022. Cash paid for income taxes, net of refunds received, resulted in a net payment of $91 million and $6 million during the years ended December 31, 2023 and 2022, respectively.

Our net cash used in investing activities was approximately $26 million for the year ended December 31, 2023, compared to approximately $259 million for the year ended December 31, 2022, a decrease of approximately $233 million. The decrease in net cash used in investing activities during the year ended December 31, 2023, compared to the prior year, was primarily impacted by an increase of $99 million in cash from the net impact of the purchases and sales of available-for-sale debt and equity securities, including securities sold to pay SERP benefits as noted above, an increase of $343 million in cash proceeds from dispositions of hospitals and other ancillary operations, a decrease of $8 million in cash used to purchase investments in unconsolidated affiliates, an increase of $29 million in cash paid for acquisitions of facilities and other related businesses, an increase of $52 million in cash used for the purchase of property and equipment, an increase of $5 million in cash used to purchase other investments, a decrease of $10 million in cash proceeds from the sale of property and equipment, and a decrease resulting from $121 million in cash representing our share of proceeds from the CoreTrust Transaction distributed during the year ended December 31, 2022, compared to the year ended December 31, 2023.

Our net cash used in financing activities was $264 million for the year ended December 31, 2023, compared to $430 million for the year ended December 31, 2022, a decrease of $166 million. This was primarily due to the net effect of our debt repayments, refinancing activities, and cash paid for deferred financing costs and other debt-related costs during the years ended December 31, 2023 and 2022.

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

Our net cash used in investing activities was approximately $259 million for the year ended December 31, 2022, compared to approximately $524 million for the year ended December 31, 2021, a decrease of approximately $265 million. The decrease in net cash used in investing activities during the year ended December 31, 2022, compared to the prior year, primarily resulted from a decrease of $54 million in cash used for the purchase of property and equipment, an increase of $28 million in cash proceeds from the sale of property and equipment, a decrease of $53 million in cash used to purchase other investments, a decrease of $65 million in cash used in the net impact of the purchases and sales of available-for-sale debt and equity securities, an increase resulting from $121 million in cash representing our share of proceeds from the CoreTrust Transaction distributed during the year ended December 31, 2022, and an increase of $72 million in cash proceeds from dispositions of hospitals and other ancillary operations. These items, which decreased cash used in investing activities, were partially offset by an increase of $6 million in cash paid for acquisitions of facilities and other related businesses, an increase of $12 million in cash used to purchase investments in unconsolidated affiliates, and a decrease of $110 million in cash from the sale of equity interests in Macon Healthcare, LLC during the year ended December 31, 2022, compared to the year ended December 31, 2021.

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

Liquidity

Net working capital was approximately $1.1 billion and $896 million at December 31, 2023 and December 31, 2022, respectively. Net working capital increased by approximately $170 million between December 31, 2022 and December 31, 2023. The increase is primarily due to the increase in accounts receivable, other current assets and prepaid expenses and taxes as well as decreases in current operating lease liabilities, accrued liabilities for employee compensation, accrued interest, and other current accrued liabilities during the year ended December 31, 2023, partially offset by a decrease in cash, supplies and prepaid income taxes and an increase in accounts payable.

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

Pursuant to the ABL Credit Agreement, the lenders have extended to CHS/Community Health Systems, Inc., or CHS, a revolving asset-based loan facility. The maximum aggregate amount under the ABL Facility is $1.0 billion, subject to borrowing base capacity. At December 31, 2023, we had outstanding borrowings of $247 million and approximately $637 million of additional borrowing capacity (after taking into consideration $81 million of outstanding letters of credit) under the ABL Facility. Principal amounts outstanding under the ABL Facility, if any, will be due and payable in full on November 22, 2026.

2023 Financing Activity

On December 22, 2023, we completed a private offering of $1.000 billion aggregate principal amount of 10⅞% Senior Secured Notes due January 15, 2032, or the 10⅞% Senior Secured Notes due 2032. The proceeds of the offering were used, together with cash on hand, to redeem $985 million aggregate principal amount of 8% Senior Secured Notes due 2026 via a tender offer, which was funded on December 28, 2023, and to pay related fees and expenses. The 10⅞% Senior Secured Notes due 2032 bear interest at a rate of 10.875% per year payable semi-annually in arrears on February 15 and August 15 of each year, commencing on August 15, 2024.

During the year ended December 31, 2023, we extinguished a portion of certain series of our outstanding notes through a combination of open market and privately negotiated repurchases, as follows (in millions):

Principal Amount
6% Senior Secured Notes due 2029	$256
6⅞% Junior-Priority Secured Notes due 2029	142
6⅛% Junior-Priority Secured Notes due 2030	4
Total principal amount of debt extinguished	$402

A pre-tax gain from early extinguishment of debt of approximately $72 million was recognized associated with these financing activities during the year ended December 31, 2023.

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

Additional Liquidity Information

For information regarding our amended and restated asset-based loan (ABL) credit agreement and our other outstanding indebtedness, see Note 6 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this Form 10-K. Our ability to meet the restricted covenants and financial ratios and tests in the ABL Facility and the indentures governing our outstanding notes can be affected by events beyond our control, and we cannot assure you that we will meet those tests. A breach of any of these covenants could result in a default under the ABL Facility and/or the indentures that govern our outstanding notes. Upon the occurrence of an event of default under the ABL Facility or indentures that govern our outstanding notes, all amounts outstanding under the ABL Facility and the indentures that govern our outstanding notes may become immediately due and payable and all commitments under the ABL Facility to extend further credit may be terminated.

As of December 31, 2023, approximately $21 million of our outstanding debt of approximately $11.5 billion is due within the next 12 months and approximately 98% of our outstanding debt has a fixed rate of interest. Our debt as a percentage of total capitalization was 111% at December 31, 2023, compared to 112% at December 31, 2022.

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

We believe that our current levels of cash, internally generated cash flows and current levels of availability for additional borrowing under the ABL Facility, our anticipated continued access to the capital markets, and the use of proceeds from any potential future dispositions as noted above, will be sufficient to finance acquisitions, capital expenditures, working capital requirements, and any debt repurchases or other debt repayments we may elect to make or be required to make through the next 12 months and the foreseeable future thereafter. However, ongoing negative economic conditions (including inflationary conditions and elevated interest rate levels) have resulted in, and may continue to result in, significant disruptions of financial and capital markets, which could reduce our ability to access capital and negatively affect our liquidity in the future.

As noted above, during the years ended December 31, 2023 and 2022, we extinguished a portion of certain series of our outstanding notes through open market and privately negotiated repurchases, and we may elect from time to time to continue to purchase our outstanding debt in open market purchases, privately negotiated transactions or otherwise. Any such debt repurchases will depend upon prevailing market conditions, our liquidity requirements, contractual restrictions, applicable securities laws requirements, and other factors.

Capital Resources

Material cash requirements from known contractual and other obligations primarily consist of purchase obligations, long-term debt and related interest payments, operating leases, finance leasing and financing obligations, and capital expenditures related to routine capital, information systems infrastructure and applications, replacement or de novo construction projects and bed expansion projects, certain commitments and other investments. Refer to Notes 6, 9 and 15 of the Notes to Consolidated Financial Statements for amounts outstanding as of December 31, 2023 related to long-term debt, and related interest payments, operating leases, finance leasing and financing obligations, and certain commitments.

Purchase obligations include supplies and third-party services purchased in the normal course of business. Open purchase orders total $342 million as of December 31, 2023 and substantially all such amounts are due in the next 12 months. Other investments includes, among other things, purchases of investments in unconsolidated affiliates which are expected to be incurred within the next 24 months.

Cash expenditures for purchases of facilities and other related businesses were approximately $38 million in 2023, $9 million in 2022 and $3 million in 2021. Our expenditures for the years ended December 31, 2023, 2022 and 2021, were primarily related to physician practices, clinics, ambulatory surgery centers and other ancillary businesses, including the purchase of certain assets from American Physician Partners as described in Note 3 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this Form 10-K.

Excluding the cost to construct replacement and de novo hospitals, our cash expenditures for routine capital for the year ended December 31, 2023 totaled $466 million compared to $358 million in 2022 and $321 million in 2021. These capital expenditures related primarily to the purchase of additional equipment, major and minor renovations that result in additional bed capacity, and information systems infrastructure. The costs to construct replacement hospitals and de novo hospitals during the year ended December 31, 2023 were approximately $1 million. Costs to construct replacement hospitals totaled $17 million and $63 million for the years ended December 31, 2022 and 2021, respectively, primarily related to the construction of a replacement facility in Fort Wayne, Indiana. During the years ended December 31, 2022 and 2021, we also had cash expenditures of $40 million and $85 million, respectively, that represent both planning and construction costs primarily for de novo hospitals.

Pursuant to a hospital purchase agreement from our March 1, 2016 acquisition of Northwest Health - Starke, formerly known as Starke Hospital, we committed to spend up to $15 million toward the construction of a replacement facility in Knox, Indiana. Construction is required to be completed within five years of the date we enter into a new lease with Starke County, Indiana, the hospital lessor, or in the event we do not enter into a new lease with Starke County, construction shall be completed by September 30, 2026. We have not entered into a new lease with the lessor for Northwest Health - Starke.

In addition to the commitment to spend up to $15 million toward the construction of a replacement facility in Knox, Indiana, other off-balance sheet arrangements consist of letters of credit issued on the ABL Facility, primarily in support of potential insurance-related claims and specified outstanding bonds of approximately $81 million as well as approximately $6 million representing the maximum potential amount of future payments under physician recruiting guarantee commitments in excess of the liability recorded at December 31, 2023.

We expect total capital expenditures of approximately $350 million to $400 million in 2024.

Reimbursement, Legislative and Regulatory Changes

Ongoing legislative and regulatory efforts, and judicial interpretations, could reduce or otherwise adversely affect the payments we receive from Medicare and Medicaid and other payors. Within the statutory framework of the Medicare and Medicaid programs, there are substantial areas subject to administrative rulings, interpretations and discretion, and which are at times subject to court challenges, which may further affect payments made under those programs. Further, the federal and state governments might, in the future, reduce the funds available under those programs, require repayment of previously received funds or require more stringent utilization and quality reviews of hospital facilities. Additionally, there may be a continued rise in managed care programs and further restructuring of the financing and delivery of healthcare in the United States. These events could cause our future financial results to be adversely impacted. We cannot estimate the impact of Medicare and Medicaid reimbursement changes that have been enacted or otherwise determined, or that are currently or may in the future be under consideration. We cannot predict whether additional reimbursement reductions will be made or whether any such changes or other restructuring of the financing and delivery of healthcare would have a material adverse effect on our business, financial conditions, results of operations, cash flow, capital resources and liquidity.

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

Due to the complexities involved in these estimates, actual payments we receive could be different from the amounts we estimate and record. If the actual contractual reimbursement percentage under government programs and managed care contracts differed by 1% at December 31, 2023 from our estimated reimbursement percentage, net income for the year ended December 31, 2023 would have changed by approximately $97 million, and net accounts receivable at December 31, 2023 would have changed by $124 million. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues by an insignificant amount for each of the years ended December 31, 2023, 2022 and 2021.

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

Patient accounts receivable can be impacted by the effectiveness of our collection efforts and, as described in our significant accounting policies included in Note 1 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this Form 10-K, numerous factors may affect the net realizable value of accounts receivable. If the actual collection percentage differed by 1% at December 31, 2023 from our estimated collection percentage as a result of a change in expected recoveries, net income for the year ended December 31, 2023 would have changed by $37 million, and net accounts receivable at December 31, 2023 would have changed by $48 million. We also continually review our overall reserve adequacy by monitoring historical cash collections as a percentage of trailing net operating revenues, as well as by analyzing current period net operating revenues and admissions by payor classification, days revenue outstanding, the composition of self-pay receivables between pure self-pay patients and the patient responsibility portion of third-party insured receivables and the impact of recent acquisitions and dispositions.

Our policy is to write-off gross accounts receivable if the balance is under $10.00 or when such amounts are placed with outside collection agencies. We believe this policy accurately reflects our ongoing collection efforts and is consistent with industry practices. We had approximately $1.7 billion at both December 31, 2023 and 2022, being pursued by various outside collection agencies. We expect to collect less than 4%, net of estimated collection fees, of the amounts being pursued by outside collection agencies. As these amounts have been written-off, they are not included in our accounts receivable. Collections on amounts previously written-off are recognized as a recovery of net operating revenues when received. However, we take into consideration estimated collections of these future amounts written-off in determining the implicit price concessions used to measure the transaction price for the applicable portfolio of patient accounts receivable.

All of the following information is derived from our hospitals, excluding clinics, unless otherwise noted.

Patient accounts receivable from our hospitals represent approximately 98% of our total consolidated accounts receivable.

Days revenue outstanding, adjusted for the impact of receivables for state Medicaid supplemental payment programs and divested facilities, was 58 days and 56 days at December 31, 2023 and 2022, respectively.

Total gross accounts receivable (prior to allowance for contractual adjustments and implicit price concessions) was approximately $16.8 billion as of December 31, 2023 and approximately $15.9 billion as of December 31, 2022. The approximate percentage of total gross accounts receivable (prior to allowance for contractual adjustments and implicit price concessions) summarized by aging categories is as follows:

As of December 31, 2023:
	% of Gross Receivables
Payor	0 - 90 Days	90 - 180 Days	180 - 365 Days	Over 365 Days
Medicare	10%	1%	1%	—%
Medicare Managed Care	16%	3%	3%	2%
Medicaid	6%	1%	1%	1%
Other third-party payors	18%	3%	3%	3%
Self-Pay	7%	6%	7%	8%

As of December 31, 2022:
	% of Gross Receivables
Payor	0 - 90 Days	90 - 180 Days	180 - 365 Days	Over 365 Days
Medicare	11%	1%	—%	—%
Medicare Managed Care	15%	3%	3%	1%
Medicaid	7%	1%	1%	1%
Managed Care and other third-party payors	18%	3%	3%	2%
Self-Pay	7%	6%	8%	9%

The approximate percentage of total gross accounts receivable (prior to allowances for contractual adjustments and implicit price concessions) summarized by payor type is as follows:

	December 31,
	2023	2022
Insured receivables	72.1%	69.5%
Self-pay receivables	27.9	30.5
Total	100.0%	100.0%

The combined total at our hospitals and clinics for the estimated implicit price concessions for self-pay accounts receivable and allowances for other self-pay discounts and contractuals, as a percentage of gross self-pay receivables, was approximately 91% at both December 31, 2023 and 2022. If the receivables that have been written-off, but where collections are still being pursued by outside collection agencies, were included in both the allowances and gross self-pay receivables specified above, the percentage of combined allowances to total self-pay receivables would have been 93% at both December 31, 2023 and 2022.

Goodwill

At December 31, 2023, we had approximately $4.0 billion of goodwill recorded, all of which resides at our hospital operations reporting unit. Goodwill represents the excess of the fair value of the consideration conveyed in an acquisition over the fair value of net assets acquired. Goodwill is evaluated for impairment annually and when an event occurs or circumstances change that, more likely than not, reduce the fair value of the reporting unit below its carrying value. We performed our last annual goodwill impairment evaluation during the fourth quarter of 2023 using the October 31, 2023 measurement date, which indicated no impairment.

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

Professional Liability Claims

As part of our business of providing healthcare services, we are subject to legal actions alleging liability on our part. We accrue for losses resulting from such liability claims, as well as loss adjustment expenses that are out-of-pocket and directly related to such liability claims. These direct out-of-pocket expenses include fees of outside counsel and experts. We do not accrue for costs that are part of our corporate overhead, such as the costs of our in-house legal and risk management departments. The losses resulting from professional liability claims primarily consist of estimates for known claims, as well as estimates for incurred but not reported claims. The estimates are based on specific claim facts, our historical claim reporting and payment patterns, the nature and level of our hospital operations, and actuarially determined projections. The actuarially determined projections are based on our actual claim data, including historic reporting and payment patterns, which have been gathered over the life of the Company. As discussed below, since we purchase excess insurance on a claims-made basis that transfers risk to third-party insurers, the estimated liability for professional and general liability claims does include an amount for the losses covered by our excess insurance. We also record a receivable for the expected reimbursement of losses covered by our excess insurance. Since we believe that the amount and timing of our future claims payments are reliably determinable, we discount the amount we accrue for losses resulting from professional liability claims.

The net present value of the projected payments was discounted using weighted-average interest rates of 3.7% in 2023, 3.8% in 2022 and 1.8% in 2021. This liability is adjusted for new claims information in the period such information becomes known to us. Professional liability expense includes the losses resulting from professional liability claims and loss adjustment expense, as well as excess insurance premiums, and is presented within other operating expenses in the accompanying consolidated statements of (loss) income.

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

For purposes of estimating our individual claim accruals, we utilize specific claim information, including the nature of the claim, the expected claim amount, the year in which the claim occurred and the laws of the jurisdiction in which the claim occurred. Once the case accruals for known claims are determined, information is stratified by loss layers and retentions, accident years, reported years and geography. Several actuarial methods are used against this data to produce estimates of ultimate paid losses and reserves for incurred but not reported claims. Each of these methods uses our company-specific historical claims data and other information. Company-specific data includes information regarding our business, including historical paid losses and loss adjustment expenses, historical and current case loss reserves, actual and projected hospital statistical data, a variety of hospital census information, employed physician information, professional liability retentions for each policy year, geographic information and other data. Significant assumptions are made on the basis of the aforementioned information in estimating reserves for incurred but not reported claims. A 1% change in assumptions for either severity or frequency as of December 31, 2023 would have increased or decreased the reserve between $5 million to $15 million.

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

	Year Ended December 31,
	2023	2022	2021
Accrual for professional liability claims, beginning of year	$467	$533	$602
Liability for insured claims (1)	17	(5)	(22)
Expense (income) related to:
Current accident year	98	92	108
Prior accident years	69	19	(18)
Expense (income) from discounting	1	(18)	(4)
Total incurred loss and loss expense (2)	168	93	86
Paid claims and expenses related to:
Current accident year	—	—	(1)
Prior accident years	(209)	(154)	(132)
Total paid claims and expenses	(209)	(154)	(133)
Accrual for professional liability claims, end of year	$443	$467	$533

(1)
The liability for insured claims is recorded in the consolidated balance sheets with a corresponding insurance recovery receivable.
(2)
Total expense, including premiums for insured coverage, was $208 million in 2023, $132 million in 2022 and $98 million in 2021.

In the ordinary course of business, our expense with respect to professional liability claims, which is actuarially determined, is limited to amounts not covered by third-party insurance policies, which typically provide coverage for professional liability claims. During the year ended December 31, 2020, we incurred expenses in the amount of approximately $50 million related to the settlement of a professional liability claim for which our third-party insurers’ obligation to provide coverage to us in connection with the underlying loss was being litigated. The subject of the litigation for the recovery of the full amount of the $50 million settlement was whether the claim was covered under the subject policies. This litigation was settled during the year ended December 31, 2021, and in connection with this settlement, approximately $22 million was recovered from various third-party insurers related to their obligation to provide coverage for the professional liability claim. During the year ended December 31, 2022, we experienced an increase in the amounts paid or expected to be paid to settle outstanding professional liability claims related to divested locations, compared to the same period in the prior year and to previous actuarially determined estimates. This resulted in a change in estimate of $15 million during the three months and year ended December 31, 2022. During the year ended December 31, 2023, we experienced an increase in the amounts paid or expected to be paid to settle outstanding professional liability claims, compared to the same period in the prior year and to previous actuarially determined estimates due to adverse claim developments. There were no other significant changes in our estimate of the reserve for professional liability claims during the years ended December 31, 2023, 2022 and 2021.

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

The total amount of unrecognized benefit that would impact the effective tax rate, if recognized, was $45 million as of December 31, 2023. A total of $2 million of interest and penalties is included in the amount of liability for uncertain tax positions at December 31, 2023. It is our policy to recognize interest and penalties related to unrecognized benefits in our consolidated statements of income as income tax expense.

It is possible the amount of unrecognized tax benefit could change in the next 12 months as a result of a lapse of the statute of limitations and settlements with taxing authorities; however, we do not anticipate the change will have a material impact on our consolidated results of operations or consolidated financial position.

Our federal income tax return for the 2018 tax year is under examination by the Internal Revenue Service. We believe the result of this examination will not be material to our consolidated results of operations or consolidated financial position. In addition, we have extended our federal statute of limitations through June 30, 2025 for the tax period ended December 31, 2018.

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2023-07, “Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures.” This ASU includes additional requirements for the disclosure of significant segment expenses and segment measure(s) of profit or loss, as well as new disclosure requirements for entities with a single reportable segment and certain qualitative information about the chief operating decision maker. This ASU is effective for annual periods beginning after December 15, 2023 and interim periods beginning after December 15, 2024. The amendments in this ASU must be applied retrospectively to all periods presented. Early adoption is permitted. We are currently evaluating the impact that adoption of this ASU will have on our consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740), Improvements to Income Tax Disclosures.” This ASU establishes new requirements for the categorization and disaggregation of information in the rate reconciliation as well as for disaggregation of income taxes paid. Additionally, this ASU modifies and eliminates certain existing requirements for indefinitely reinvested foreign earnings and unrecognized tax benefits. This ASU is effective for annual periods beginning after December 15, 2024 and interim periods beginning after December 15, 2025. The amendments in this ASU should be applied on a prospective basis and early adoption is permitted. We are currently evaluating the impact that adoption of this ASU will have on our consolidated financial statements.

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

FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 that involve risk and uncertainties. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “thinks,” and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. A number of factors could affect the future results of the Company or the healthcare industry generally and could cause the Company’s expected results to differ materially from those expressed in this Form 10-K. These factors include, among other things:

•
general economic and business conditions, both nationally and in the regions in which we operate, including the current negative macroeconomic conditions, ongoing inflationary pressures that have significantly increased and may continue to significantly increase our expenses, the current high interest rate environment, ongoing challenging labor market conditions and labor shortages, and current geopolitical instability, as well as the potential impact on us of financial, credit and capital conditions, including the potential impact of such conditions on our ability to access credit, liquidity and capital market sources on acceptable terms or at all;
•
the impact of current or future federal and state health reform initiatives;

•
the extent to and manner in which states adopt changes to Medicaid programs, implement health insurance exchanges or alter or reduce the provision of, or payment for, healthcare to state residents through legislation, regulation or otherwise;
•
changes related to health insurance enrollment, including those affecting the beneficiary enrollment process and the stability of health insurance exchanges;
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
•
changes in, or the failure to comply with, contract terms with payors and changes in reimbursement policies, methodologies or rates paid by federal or state healthcare programs or commercial payors;
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
•
the effects related to the sequestration spending reductions pursuant to both the Budget Control Act of 2011 and the Pay-As-You-Go Act of 2010 and the potential for future deficit reduction legislation;
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
•
our ability to obtain adequate levels of insurance, including general liability, professional liability, cyber liability and directors and officers liability insurance;
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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to changes in market value of marketable securities including debt and equity securities held by our wholly-owned captive insurance subsidiaries as well as securities held for certain deferred compensation plans. Available-for-sale debt securities are reported at fair value as determined by quoted market prices, with unrealized gains and losses reported as a separate component of stockholders’ deficit. Trading securities are reported at fair value with unrealized gains and losses included in earnings. Other comprehensive income, net of tax, included an unrealized gain of $6 million during the year ended December 31, 2023.

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

We are also exposed to market risk related to changes in interest rates, primarily as a result of the ABL Facility, which bears interest based on floating rates. At December 31, 2023, we had outstanding borrowings of $247 million under the ABL Facility.

The estimated fair value of our long-term debt, excluding finance leases, was approximately $9.6 billion at December 31, 2023. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities. Based on a hypothetical 1% increase in interest rates, the potential annualized reduction to future pre-tax earnings would be approximately $118 million. To mitigate the impact of fluctuations in interest rates, we generally target a majority of our debt portfolio to be maintained at fixed rates.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Community Health Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Community Health Systems, Inc. and subsidiaries (the “Companyˮ) as of December 31, 2023 and 2022, the related consolidated statements of (loss) income, comprehensive (loss) income, stockholders’ deficit, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statementsˮ). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2024 expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Patient Accounts Receivable — Refer to Note 1 to the financial statements

Critical Audit Matter Description

Patient accounts receivable are recorded net of implicit price concessions for insured and self-pay patients. The Company’s primary collection risks relate to uninsured patients and outstanding patient balances for which the primary insurance payor has paid some, but not all of the outstanding balance, with the remaining outstanding balance (generally deductibles and co-payments) owed by the patient. The Company estimates any adjustments to the transaction price for implicit price concessions by reserving a percentage of all self-pay accounts receivable without regard to aging category, based on collection history, adjusted for expected recoveries and any anticipated changes in trends.

Given that auditing management’s estimate of self-pay price concessions was complex and judgmental due to the significant data inputs and subjective assumptions utilized in determining related amounts, performing audit procedures to evaluate whether the self-pay price concessions were appropriately recorded as of December 31, 2023, required a high degree of auditor judgment and an increased extent of effort.

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

Professional Liability Claims — Refer to Note 15 to the financial statements

Critical Audit Matter Description

As part of the Company’s business of providing health care services, they are subject to legal actions alleging liability on their part. The Company accrues for losses resulting from such liability claims, as well as loss adjustment expenses that are out-of-pocket and directly related to such liability claims. These direct out-of-pocket expenses include fees of outside counsel and experts.

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

Given the subjectivity of estimating the projected settlement value of reported and unreported claims, performing audit procedures to evaluate whether professional liability claims were appropriately recorded as of December 31, 2023, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial specialists.

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

Goodwill Impairment – Refer to Notes 1 and 4 to the financial statements

Critical Audit Matter Description

Goodwill is evaluated for impairment annually and when an event occurs or circumstances change that, more likely than not, reduce the fair value of the reporting unit below its' carrying value. The Company estimates the fair value of the reporting unit using both a discounted cash flow model as well as a market multiple model.

The determination of fair value using the discounted cash flow model requires management to make significant estimates and assumptions related to forecasts of revenue growth rates, EBITDA (earnings before interest, income taxes, and depreciation and amortization) margins, and a discount rate. The determination of fair value using the market multiple model requires management to make significant assumptions related to revenue and EBITDA multiples. The fair value of the Company’s hospital reporting unit exceeded the carrying value as of the annual measurement date of October 31st and, therefore, no impairment was recognized.

Given the significant estimates and assumptions management makes to estimate the fair value of the hospital reporting unit and the sensitivity of such assumptions, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to forecasts of future revenues, EBITDA margins, and revenue and EBITDA multiples, and the selection of the discount rates for the hospital reporting unit required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the fair value of the hospital reporting unit included the following, among others:

•
We tested the effectiveness of controls over the Company’s evaluation of goodwill impairment, including the controls over the determination of the fair value of the reporting unit.
•
We evaluated the reasonableness of revenue and EBITDA growth in management's forecasts by evaluating historical forecasts to actual results and comparing the forecasts used in the income approach to (1) historical results, (2) internal communications to management and the Board of Directors, and (3) forecasted information included in Company’s press releases as well as in analyst and industry reports of the Company and companies in its peer group.
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
February 21, 2024

We have served as the Company’s auditor since 1996.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF (LOSS) INCOME

	Year Ended December 31,
	2023	2022	2021
	(In millions, except share and per share data)
Net operating revenues	$12,490	$12,211	$12,368
Operating costs and expenses:
Salaries and benefits	5,415	5,330	5,242
Supplies	1,993	1,975	2,042
Other operating expenses	3,388	3,336	2,958
Lease cost and rent	319	317	308
Pandemic relief funds	—	(173)	(148)
Depreciation and amortization	505	534	540
Impairment and (gain) loss on sale of businesses, net	(87)	71	24
Total operating costs and expenses	11,533	11,390	10,966
Income from operations	957	821	1,402
Interest expense, net of interest income of $2 in both 2023 and 2022 and $3 in 2021	830	858	885
(Gain) loss from early extinguishment of debt	(72)	(253)	79
Gain on sale of equity interests in Macon Healthcare, LLC	—	—	(39)
Gain from CoreTrust Transaction	—	(119)	—
Equity in earnings of unconsolidated affiliates	(8)	(14)	(22)
Income before income taxes	207	349	499
Provision for income taxes	191	170	131
Net income	16	179	368
Less: Net income attributable to noncontrolling interests	149	133	138
Net (loss) income attributable to Community Health Systems, Inc. stockholders	$(133)	$46	$230
(Loss) earnings per share attributable to Community Health Systems, Inc. stockholders:
Basic	$(1.02)	$0.35	$1.82
Diluted	$(1.02)	$0.35	$1.76
Weighted-average number of shares outstanding:
Basic	130,445,677	128,808,387	126,754,852
Diluted	130,445,677	130,060,319	130,597,410

See accompanying notes to the consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Year Ended December 31,
	2023	2022	2021
		(In millions)
Net income	$16	$179	$368
Other comprehensive income (loss), net of income taxes:
Net change in fair value of available-for-sale debt securities, net of tax of $1, $5 and $1 for the years ended December 31, 2023, 2022 and 2021, respectively	6	(17)	(5)
Amortization and recognition of unrecognized pension cost components, net of tax of $0, $3 and $0 for the years ended December 31, 2023, 2022 and 2021, respectively	1	10	3
Other comprehensive income (loss)	7	(7)	(2)
Comprehensive income	23	172	366
Less: Comprehensive income attributable to noncontrolling interests	149	133	138
Comprehensive (loss) income attributable to Community Health Systems, Inc. stockholders	$(126)	$39	$228

See accompanying notes to the consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022
	(In millions, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$38	$118
Patient accounts receivable (Note 1)	2,231	2,040
Supplies	328	353
Prepaid income taxes	76	99
Prepaid expenses and taxes	260	237
Other current assets	275	235
Total current assets	3,208	3,082
Property and equipment
Land and improvements	474	497
Buildings and improvements	5,951	6,038
Equipment and fixtures	3,086	3,104
Property and equipment	9,511	9,639
Less accumulated depreciation and amortization	(4,304)	(4,274)
Property and equipment, net	5,207	5,365
Goodwill	3,958	4,166
Deferred income taxes	29	49
Other assets, net of accumulated amortization of $1,518 and $1,392 at December 31, 2023 and 2022, respectively	2,053	2,007
Total assets	$14,455	$14,669
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$21	$21
Current operating lease liabilities	124	148
Accounts payable	912	773
Accrued liabilities:
Employee compensation	571	637
Accrued interest	160	189
Other	354	418
Total current liabilities	2,142	2,186
Long-term debt	11,466	11,614
Deferred income taxes	369	354
Long-term operating lease liabilities	563	605
Other long-term liabilities	739	644
Total liabilities	15,279	15,403
Redeemable noncontrolling interests in equity of consolidated subsidiaries	323	541
Commitments and contingencies (Note 15)
STOCKHOLDERS’ DEFICIT
Community Health Systems, Inc. stockholders’ deficit:
Preferred stock, $.01 par value per share, 100,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value per share, 300,000,000 shares authorized; 136,774,911 shares issued and outstanding at December 31, 2023, and 134,703,717 shares issued and outstanding at December 31, 2022	1	1
Additional paid-in capital	2,185	2,084
Accumulated other comprehensive loss	(14)	(21)
Accumulated deficit	(3,564)	(3,431)
Total Community Health Systems, Inc. stockholders’ deficit	(1,392)	(1,367)
Noncontrolling interests in equity of consolidated subsidiaries	245	92
Total stockholders’ deficit	(1,147)	(1,275)
Total liabilities and stockholders’ deficit	$14,455	$14,669

See accompanying notes to the consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

		Community Health Systems, Inc. Stockholders
	Redeemable Noncontrolling	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Interests	Shares	Amount	Capital	Loss	Deficit	Interests	Deficit
		(In millions, except share data)
Balance, December 31, 2020	$484	129,612,117	$1	$2,094	$(13)	$(3,707)	$87	$(1,538)
Comprehensive income (loss)	100	—	—	—	(2)	230	38	266
Contributions from noncontrolling interests	1	—	—	—	—	—	—	—
Distributions to noncontrolling interests	(82)	—	—	—	—	—	(39)	(39)
Purchase of subsidiary shares from noncontrolling interests	(32)	—	—	17	—	—	(4)	13
Other reclassifications of noncontrolling interests	1	—	—	—	1	—	—	1
Disposition of less-than-wholly owned hospital	(7)	—	—	—	—	—	—	—
Noncontrolling interests in acquired entity	2	—	—	—	—	—	—	—
Adjustment to redemption value of redeemable noncontrolling interests	13	—	—	(13)	—	—	—	(13)
Cancellation of restricted stock for tax withholdings on vested shares	—	(584,379)	—	(5)	—	—	—	(5)
Issuance of common stock in connection with the exercise of stock options	—	65,499	—	—	—	—	—	—
Stock-based compensation	—	3,053,045	—	25	—	—	—	25
Balance, December 31, 2021	480	132,146,282	1	2,118	(14)	(3,477)	82	(1,290)
Comprehensive income (loss)	92	—	—	—	(7)	46	41	80
Contributions from noncontrolling interests	2	—	—	—	—	—	11	11
Distributions to noncontrolling interests	(80)	—	—	—	—	—	(45)	(45)
Purchase of subsidiary shares from noncontrolling interests	1	—	—	(6)	—	—	—	(6)
Noncontrolling interests in acquired entity	6	—	—	—	—	—	3	3
Adjustment to redemption value of redeemable noncontrolling interests	40	—	—	(40)	—	—	—	(40)
Cancellation of restricted stock for tax withholdings on vested shares	—	(828,952)	—	(8)	—	—	—	(8)
Issuance of common stock in connection with the exercise of stock options	—	56,500	—	—	—	—	—	—
Stock-based compensation	—	3,329,887	—	20	—	—	—	20
Balance, December 31, 2022	541	134,703,717	1	2,084	(21)	(3,431)	92	(1,275)
Comprehensive income (loss)	73	—	—	—	7	(133)	76	(50)
Contributions from noncontrolling interests	1	—	—	—	—	—	4	4
Distributions to noncontrolling interests	(72)	—	—	—	—	—	(69)	(69)
Purchase of subsidiary shares from noncontrolling interests	(7)	—	—	5	—	—	—	5
Other reclassifications of noncontrolling interests	(266)	—	—	121	—	—	142	263
Noncontrolling interests in acquired entity	10	—	—	—	—	—	—	—
Adjustment to redemption value of redeemable noncontrolling interests	43	—	—	(43)	—	—	—	(43)
Cancellation of restricted stock for tax withholdings on vested shares	—	(722,606)	—	(4)	—	—	—	(4)
Issuance of common stock in connection with the exercise of stock options	—	15,001	—	—	—	—	—	—
Stock-based compensation	—	2,778,799	—	22	—	—	—	22
Balance, December 31, 2023	$323	136,774,911	$1	$2,185	$(14)	$(3,564)	$245	$(1,147)

See accompanying notes to the consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Cash flows from operating activities:
Net income	$16	$179	$368
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	505	534	540
Deferred income taxes	35	165	170
Stock-based compensation expense	22	20	25
Impairment and (gain) loss on sale of businesses, net	(87)	71	24
(Gain) loss from early extinguishment of debt	(72)	(253)	79
Gain on sale of equity interests in Macon Healthcare, LLC	—	—	(39)
Gain from CoreTrust Transaction	—	(119)	—
Other non-cash expenses, net	181	182	78
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Patient accounts receivable	(193)	22	(136)
Supplies, prepaid expenses and other current assets	(82)	(128)	1
Repayment/derecognition of Medicare accelerated payments	—	—	(1,081)
Accounts payable, accrued liabilities and income taxes	(50)	(158)	16
Other	(65)	(215)	(176)
Net cash provided by (used in) operating activities	210	300	(131)
Cash flows from investing activities:
Acquisitions of facilities and other related businesses	(38)	(9)	(3)
Purchases of property and equipment	(467)	(415)	(469)
Proceeds from disposition of hospitals and other ancillary operations	432	89	17
Proceeds from sale of property and equipment	28	38	10
Purchases of available-for-sale debt securities and equity securities	(137)	(114)	(171)
Proceeds from sales of available-for-sale debt securities and equity securities	232	110	102
Purchases of investments in unconsolidated affiliates	(11)	(19)	(7)
Proceeds from sale of equity interests in Macon Healthcare, LLC	—	—	110
Distribution of CoreTrust Transaction proceeds	—	121	—
Increase in other investments	(65)	(60)	(113)
Net cash used in investing activities	(26)	(259)	(524)
Cash flows from financing activities:
Repurchase of restricted stock shares for payroll tax withholding requirements	(4)	(8)	(5)
Deferred financing costs and other debt-related costs	(3)	(74)	(313)
Proceeds from noncontrolling investors in joint ventures	5	13	—
Redemption of noncontrolling investments in joint ventures	(1)	(5)	(19)
Distributions to noncontrolling investors in joint ventures	(141)	(125)	(121)
Other borrowings	39	48	60
Issuance of long-term debt	989	1,535	4,310
Proceeds from ABL Facility	3,176	542	—
Repayments of long-term indebtedness	(4,324)	(2,356)	(4,426)
Net cash used in financing activities	(264)	(430)	(514)
Net change in cash and cash equivalents	(80)	(389)	(1,169)
Cash and cash equivalents at beginning of period	118	507	1,676
Cash and cash equivalents at end of period	$38	$118	$507
Supplemental disclosure of cash flow information:
Interest payments	$(801)	$(835)	$(778)
Income tax (payments) refunds, net	$(91)	$(6)	$(4)

See accompanying notes to the consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Business. Community Health Systems, Inc. is a holding company and operates no business in its own name. On a consolidated basis, Community Health Systems, Inc. and its subsidiaries (collectively the “Company”) own, lease and operate general acute care hospitals as well as outpatient facilities in communities across the country. As of December 31, 2023, the Company’s subsidiaries own or lease 71 affiliated hospitals, with approximately 12,000 beds, and operate more than 1,000 sites of care, including physician practices, urgent care centers, freestanding emergency departments, occupational medicine clinics, imaging centers, cancer centers and ambulatory surgery centers. Throughout these notes to the consolidated financial statements, Community Health Systems, Inc. (the “Parent Company”) and its consolidated subsidiaries are referred to on a collective basis as the “Company.” This drafting style is not meant to indicate that the publicly-traded Parent Company or any particular subsidiary of the Parent Company owns or operates any asset, business, or property. The hospitals, operations and businesses described in this filing are owned and operated, and management services provided, by distinct and indirect subsidiaries of Community Health Systems, Inc.

As of December 31, 2023, Indiana, Alabama, Texas and Florida represent the only areas of significant geographic concentration. Net operating revenues generated by the Company’s hospitals in Indiana, as a percentage of consolidated net operating revenues, were 17.1% in 2023, 17.3% in 2022, and 16.4% in 2021. Net operating revenues generated by the Company’s hospitals in Alabama, as a percentage of consolidated net operating revenues, were 14.4% in 2023, 13.3% in 2022 and 13.0% in 2021. Net operating revenues generated by the Company’s hospitals in Texas, as a percentage of consolidated net operating revenues, were 11.7% in 2023, 11.7% in 2022 and 11.0% in 2021. Net operating revenues generated by the Company’s hospitals in Florida, as a percentage of consolidated net operating revenues, were 11.1% in 2023, 11.6% in 2022 and 12.2% in 2021.

Use of Estimates. The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from these estimates under different assumptions or conditions.

Principles of Consolidation. The consolidated financial statements include the accounts of the Parent Company, its subsidiaries, all of which are controlled by the Parent Company through majority voting control, and variable interest entities for which the Company is the primary beneficiary. All intercompany accounts, profits and transactions have been eliminated. Noncontrolling interests in less-than-wholly-owned consolidated subsidiaries of the Parent Company are presented as a component of total equity to distinguish between the interests of the Parent Company and the interests of the noncontrolling owners. Revenues, expenses and income from these subsidiaries are included in the consolidated amounts as presented in the consolidated statements of (loss) income, along with a net income measure that separately presents the amounts attributable to the controlling interests and the amounts attributable to the noncontrolling interests for each of the periods presented. Noncontrolling interests that are redeemable or may become redeemable at a fixed or determinable price at the option of the holder or upon the occurrence of an event outside of the control of the Company are presented in mezzanine equity in the consolidated balance sheets.

Cost of Revenue. Substantially all of the Company’s operating costs and expenses are “cost of revenue” items. Operating costs that could be classified as general and administrative by the Company would include the Company’s corporate office costs at its Franklin, Tennessee office, which were collectively $248 million, $229 million and $222 million for the years ended December 31, 2023, 2022 and 2021, respectively. Included in these corporate office costs is stock-based compensation of $22 million, $20 million and $25 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Cash Equivalents. The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents.

Supplies. Supplies, principally medical supplies, are stated at the lower of cost (first-in, first-out basis) or market.

Marketable Securities. The Company’s marketable securities consist of debt securities that are classified as trading or available-for-sale and equity securities. Available-for-sale debt securities are reported at fair value as determined by quoted market prices, with unrealized gains and losses reported as a separate component of stockholders’ deficit. Trading securities are reported at fair value with unrealized gains and losses included in earnings. Other comprehensive income (loss), net of tax, included an unrealized gain of $6 million and unrealized losses of $17 million and $5 million during the years ended December 31, 2023, 2022 and 2021, respectively.

Property and Equipment. Property and equipment are recorded at cost. Depreciation is recognized using the straight-line method over the estimated useful lives of the land and improvements (3 to 20 years), buildings and improvements (5 to 40 years) and equipment and fixtures (3 to 18 years). Costs capitalized as construction in progress were $343 million and $234 million at December 31, 2023 and 2022, respectively. Expenditures for renovations and other significant improvements are capitalized; however, maintenance and repairs which do not improve or extend the useful lives of the respective assets are charged to operations as incurred.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Interest capitalized related to construction in progress was $13 million, $9 million and $13 million for the years ended December 31, 2023, 2022 and 2021, respectively. Purchases of property and equipment and internal-use software accrued in accounts payable and not yet paid were $101 million and $87 million at December 31, 2023 and 2022, respectively.

The Company also leases certain facilities and equipment under finance leases (see Note 9). Such assets are amortized on a straight-line basis over the lesser of the term of the lease or the remaining useful lives of the applicable assets. During the year ended December 31, 2023, the Company had non-cash investing activity of $1 million related to certain facility and equipment additions that were financed through finance leases and other debt.

Goodwill. Goodwill represents the excess of the fair value of the consideration conveyed in the acquisition over the fair value of net assets acquired. Goodwill arising from business combinations is not amortized. Goodwill is required to be evaluated for impairment at the same time every year and when an event occurs or circumstances change such that it is more likely than not that impairment may exist. The Company performs its annual testing of impairment for goodwill in the fourth quarter of each year. There was no goodwill impairment charge during the years ended December 31, 2023, 2022 and 2021 as a result of the Company’s annual impairment evaluation.

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

Revenue Recognition.

Net Operating Revenues

Net operating revenues are recorded at the transaction price estimated by the Company to reflect the total consideration due from patients and third-party payors in exchange for providing goods and services in patient care. These services are considered to be a single performance obligation and have a duration of less than one year. Revenues are recorded as these goods and services are provided. The transaction price, which involves significant estimates, is determined based on the Company’s standard charges for the goods and services provided, with a reduction recorded for price concessions related to third-party contractual arrangements as well as patient discounts and other patient price concessions. During each of the years ended December 31, 2023, 2022 and 2021, the impact of changes to the inputs used to determine the transaction price was considered immaterial.

Currently, several states utilize supplemental reimbursement programs for the purpose of providing reimbursement to providers that is not specifically tied to an individual’s care, some of which offsets a portion of the cost of providing care to Medicaid and indigent patients. These programs are authorized by Centers for Medicare & Medicaid Services (“CMS”) and are funded with a combination of state and federal resources, including, in certain instances, fees or taxes levied on the providers. Under these supplemental programs, the Company recognizes revenue and related expenses in the period in which amounts are estimable and payment is reasonably assured. Reimbursement under these programs is reflected in net operating revenues. Taxes or other program-related costs are reflected in other operating expenses.

The Company’s net operating revenues during the years ended December 31, 2023, 2022 and 2021 have been presented in the following table based on an allocation of the estimated transaction price with the patient between the primary patient classification of insurance coverage (in millions):

	Year Ended December 31,
	2023	2022	2021
Medicare	$2,484	$2,547	$2,650
Medicare Managed Care	2,103	1,968	1,861
Medicaid	1,790	1,807	1,671
Managed Care and other third-party payors	5,978	5,806	6,076
Self-pay	135	83	110
Total	$12,490	$12,211	$12,368

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

Final settlements for some payors and programs are subject to adjustment based on administrative review and audit by third parties. As a result of these final settlements, the Company has recorded amounts due to third-party payors of $97 million and $101 million as of December 31, 2023 and 2022, respectively, and these amounts are included in accrued liabilities-other in the accompanying consolidated balance sheets. Amounts due from third-party payors were $130 million and $97 million as of December 31, 2023 and 2022, respectively, and are included in other current assets in the accompanying consolidated balance sheets. Substantially all Medicare and Medicaid cost reports are final settled through 2019.

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

These charity care services are estimated to be $1.3 billion, $1.4 billion and $1.1 billion for the years ended December 31, 2023, 2022 and 2021, respectively, representing the value (at the Company’s standard charges) of these charity care services that are excluded from net operating revenues. The estimated cost incurred by the Company to provide these charity care services to patients who are unable to pay was approximately $140 million, $166 million and $123 million for the years ended December 31, 2023, 2022 and 2021, respectively. The estimated cost of these charity care services was determined using a ratio of cost to gross charges and applying that ratio to the gross charges associated with providing care to charity patients for the period. The Company determines amounts that qualify for charity care based on the patient’s household income relative to the federal poverty level guidelines, as established by the federal government. The Company updated its policy during the three months ended March 31, 2022 in a manner which increased the number of accounts qualifying for charity care. This resulted in an increase in charity care services during the year ended December 31, 2022, compared to the same period in 2021.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Physician Income Guarantees. The Company enters into physician recruiting agreements under which it supplements physician income to a minimum amount over a period of time, typically one year, while the physicians establish themselves in the community. As part of the agreements, the physicians are committed to practice in the community for a period of time, typically three years, which extends beyond their income guarantee period. The Company records an asset and liability for the estimated fair value of minimum revenue guarantees on new agreements and the asset is amortized over the life of each respective agreement. Adjustments to the ultimate value of the guarantee paid to physicians are recognized in the period that the change in estimate is identified. As of December 31, 2023 and 2022, the unamortized portion of these physician income guarantees was $9 million and $12 million, respectively, and is recorded in other assets in the consolidated balance sheets.

Concentrations of Credit Risk. The Company grants unsecured credit to its patients, most of whom reside in the service area of the Company’s facilities and are insured under third-party payor agreements. Because of the economic diversity of the Company’s facilities and non-governmental third-party payors, Medicare represents the only significant concentration of credit risk from payors. Accounts receivable, net of contractual allowances, from Medicare was $194 million and $198 million at December 31, 2023 and 2022, respectively, representing 6% of consolidated net accounts receivable at both December 31, 2023 and 2022.

Accounting for the Impairment or Disposal of Long-Lived Assets. During the year ended December 31, 2023, the Company recorded a net gain of approximately $87 million, comprised of a gain of $145 million related to the sale of five hospitals and the sale of a majority interest in one hospital, offset by (i) an approximate $49 million impairment charge to adjust the carrying value of long-lived assets at three hospitals that were sold at a sales price below carrying value, and (ii) an approximate $9 million impairment charge recorded to reduce the carrying value of several assets that were idled, disposed of or held-for-sale. During the year ended December 31, 2023, approximately $186 million of goodwill was allocated from the hospital operations reporting unit associated with the disposal groups for which impairment charges or a gain on sale was recorded during the period.

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

Income Taxes. The Company accounts for income taxes under the asset and liability method, in which deferred income tax assets and liabilities are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in the consolidated statements of (loss) income during the period in which the tax rate change becomes law.

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

COVID-19 Pandemic. Throughout the acute phase of the COVID-19 pandemic that began in 2020, federal and state governments passed legislation, promulgated regulations and took other administrative actions intended to assist healthcare providers in providing care to COVID-19 and other patients during the public health emergency and to provide financial relief. Various stimulus laws, including the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) and the American Rescue Plan Act of 2021 (the “ARPA”), among others, authorized significant funding to be distributed to eligible healthcare providers through the Public Health and Social Services Emergency Fund (the “PHSSEF”). PHSSEF payments were intended to compensate healthcare providers for lost revenues and incremental expenses incurred in response to the COVID-19 pandemic and are not required to be repaid, provided that recipients attest to and comply with certain terms and conditions, including audit and reporting requirements. Various state and local programs also exist to provide relief, either independently or through distribution of monies received via the CARES Act and other enacted federal legislation.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company received pandemic relief fund payments through various federal, state and local programs of approximately $161 million and $58 million during the years ended December 31, 2022 and 2021. Approximately $173 million and $148 million during the years ended December 31, 2022 and 2021, respectively, was recognized as pandemic relief funds within the consolidated statements of (loss) income. The Company did not receive or recognize any significant level of payments or benefits under the CARES Act or other COVID-19 related stimulus and relief legislation during the year ended December 31, 2023 and does not expect to receive or recognize any significant level of payments or benefit under the CARES Act and other existing legislation related to COVID-19 in future periods.

New Accounting Pronouncements. In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures.” This ASU includes additional requirements for the disclosure of significant segment expenses and segment measure(s) of profit or loss, as well as new disclosure requirements for entities with a single reportable segment and certain qualitative information about the chief operating decision maker. This ASU is effective for annual periods beginning after December 15, 2023 and interim periods beginning after December 15, 2024. The amendments in this ASU must be applied retrospectively to all periods presented. Early adoption is permitted. The Company is currently evaluating the impact that adoption of this ASU will have on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740), Improvements to Income Tax Disclosures.” This ASU establishes new requirements for the categorization and disaggregation of information in the rate reconciliation as well as for disaggregation of income taxes paid. Additionally, this ASU modifies and eliminates certain existing requirements for indefinitely reinvested foreign earnings and unrecognized tax benefits. This ASU is effective for annual periods beginning after December 15, 2024 and interim periods beginning after December 15, 2025. The amendments in this ASU should be applied on a prospective basis and early adoption is permitted. The Company is currently evaluating the impact that adoption of this ASU will have on its consolidated financial statements.

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

The 2009 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code (“IRC”) and for the grant of stock options which do not so qualify, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance-based shares or units and other share awards. Persons eligible to receive grants under the 2009 Plan include the Company’s directors, officers, employees and consultants. To date, all options granted under the 2009 Plan have been “nonqualified” stock options for tax purposes. Generally, these options vest in one-third increments on each of the first three anniversaries of the option grant date and expire on the tenth anniversary of the option grant date. The exercise price of all options granted under the 2009 Plan is equal to the fair value of the Company’s common stock on the option grant date. As of December 31, 2023, 9,017,113 shares of unissued common stock were reserved for future grants under the 2009 Plan.

The following table reflects the impact of total compensation expense related to stock-based equity plans on the reported operating results for the respective periods (in millions):

	Year Ended December 31,
	2023	2022	2021
Effect on income before income taxes	$(22)	$(20)	$(25)
Effect on net income	$(17)	$(15)	$(20)

At December 31, 2023, $27 million of unrecognized stock-based compensation expense related to outstanding unvested stock options, restricted stock and RSUs (the terms of which are summarized below) was expected to be recognized over a weighted-average period of 20 months. Of that amount, $5 million related to outstanding unvested stock options was expected to be recognized over a weighted-average period of 20 months and $22 million related to outstanding unvested restricted stock and RSUs was expected to be recognized over a weighted-average period of 20 months. There were no modifications to awards during the years ended December 31, 2023, 2022 and 2021.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The fair value of stock options was estimated using the Black Scholes option pricing model with the following assumptions and weighted-average fair values during the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
Expected volatility	87.3%	84.3% - 87.5%	84.3% - 88.9%
Expected dividends	—	—	—
Expected term	6 years	3 - 6 years	3 - 6 years
Risk-free interest rate	4.2%	1.5% - 1.6%	0.3% - 0.9%

In determining the expected term, the Company examined concentrations of option holdings and historical patterns of option exercises and forfeitures, as well as forward-looking factors, in an effort to determine if there were any discernible employee populations. From this analysis, in determining the expected term for the year ended December 31, 2023, the Company identified one population, consisting of persons receiving grants of stock options. Additionally, in determining the expected term for the years ended December 31, 2022 and 2021, two populations were identified, one consisting of certain senior executives who have since retired as executive officers, and the other consisting of substantially all other recipients.

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

Options outstanding and exercisable under the 2009 Plan as of December 31, 2023, and changes during each of the years in the three-year period prior to December 31, 2023, were as follows (in millions, except share and per share data):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value as of December 31, 2023
Outstanding at December 31, 2020	1,817,525	$8.77
Granted	749,250	8.81
Exercised	(65,499)	5.03
Forfeited and cancelled	(199,523)	33.14
Outstanding at December 31, 2021	2,301,753	6.77
Granted	760,000	10.18
Exercised	(56,500)	4.97
Forfeited and cancelled	(173,502)	13.41
Outstanding at December 31, 2022	2,831,751	7.32
Granted	814,000	6.15
Exercised	(15,001)	4.95
Forfeited and cancelled	—	—
Outstanding at December 31, 2023	3,630,750	$7.07	7.3 years	$—
Exercisable at December 31, 2023	2,071,994	$6.46	6.4 years	$—

The weighted-average grant date fair value of stock options granted during the years ended December 31, 2023, 2022 and 2021, was $4.61, $7.25 and $6.22, respectively. The aggregate intrinsic value (calculated as the number of in-the-money stock options multiplied by the difference between the Company’s closing stock price on the last trading day of the reporting period ($3.13) and the exercise price of the respective stock options) in the table above represents the amount that would have been received by the option holders had all option holders exercised their options on December 31, 2023. This amount changes based on the market value of the Company’s common stock. The aggregate intrinsic value of options exercised during the years ended December 31, 2023, 2022 and

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2021 was less than $1 million for all three years. The aggregate intrinsic value of options vested and expected to vest approximates that of the outstanding options.

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

Restricted stock outstanding under the 2009 Plan as of December 31, 2023, and changes during each of the years in the three-year period prior to December 31, 2023, were as follows:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2020	4,555,735	$4.84
Granted	2,929,250	8.16
Vested	(2,312,328)	4.68
Forfeited	(177,343)	6.33
Unvested at December 31, 2021	4,995,314	6.30
Granted	3,253,000	8.95
Vested	(2,561,575)	5.70
Forfeited	(145,674)	8.89
Unvested at December 31, 2022	5,541,065	8.53
Granted	2,746,000	6.04
Vested	(2,164,570)	6.85
Forfeited	(68,672)	8.16
Unvested at December 31, 2023	6,053,823	8.00

RSUs have been granted to the Company’s non-management directors under the 2009 Plan. Each of the Company’s then serving non-management directors received grants under the 2009 Plan of 29,268 RSUs, 17,682 RSUs and 19,296 RSUs on March 1, 2023, 2022 and 2021, respectively. Both the March 2023 and 2022 grants had a grant date fair value of approximately $180,000 and the March 2021 grant had a fair value of approximately $170,000. In addition to the grants set forth above, on March 1, 2023, the non-employee Chairman of the Board of Directors was awarded an additional RSU grant of 43,089 RSUs with a grant date fair value of approximately $265,000 as additional compensation for serving as Chairman of the Board of Directors. Vesting of these RSUs occurs in one-third increments on each of the first three anniversaries of the award date or upon the director’s earlier cessation of service on the board, other than for cause. Each non-management director may elect, prior to the beginning of the calendar year in which the award is granted, to defer the receipt of shares of the Company’s common stock issuable upon vesting until either his or her (i) separation from service with the Company or (ii) attainment of an age specified in advance by the non-management director. A total of four directors elected to defer the receipt of RSUs granted on March 1, 2021 and March 1, 2023 to a future date and a total of three directors elected to defer the receipt of RSUs granted on March 1, 2022 to a future date.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

RSUs outstanding under the 2009 Plan as of December 31, 2023, and changes during each of the years in the three-year period prior to December 31, 2023, were as follows:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2020	613,739	$4.89
Granted	173,664	8.81
Vested	(300,805)	5.09
Forfeited	—	—
Unvested at December 31, 2021	486,598	6.17
Granted	176,820	9.66
Vested	(151,058)	5.63
Forfeited	—	—
Unvested at December 31, 2022	512,360	7.54
Granted	365,037	6.15
Vested	(101,471)	7.75
Forfeited	—	—
Unvested at December 31, 2023	775,926	6.86

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

During the years ended December 31, 2023, 2022 and 2021, one or more subsidiaries of the Company paid approximately $38 million, $9 million and $3 million, respectively, to acquire the operating assets and related businesses of certain physician practices, clinics, ambulatory surgery centers and other ancillary businesses that operate within the communities served by the Company’s affiliated hospitals. During the year ended December 31, 2023, a majority of the amount paid related to the Company's purchase of certain assets from American Physician Partners (“APP”) for approximately $20 million. This transaction, which resulted in the Company recording a definite-lived intangible asset for the acquisition of an assembled workforce, was accounted for as an asset acquisition. In connection with these acquisitions, inclusive of APP, the Company allocated the purchase price to property and equipment, working capital, intangible assets, noncontrolling interests and goodwill.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Divestitures

The following table provides a summary of hospitals that the Company divested (or, in the case of Lutheran Rehabilitation Hospital, in which the Company sold a majority interest) during the years ended December 31, 2023, 2022 and 2021.

Hospital	Buyer	City, State	Licensed Beds	Effective Date
2023 Divestitures:
Greenbrier Valley Medical Center	Vandalia Health, Inc.	Ronceverte, WV	122	January 1, 2023
Plateau Medical Center	Vandalia Health, Inc.	Oak Hill, WV	25	April 1, 2023
Medical Center of South Arkansas	SARH Holdings, Inc.	El Dorado, AR	166	July 1, 2023
Lutheran Rehabilitation Hospital	Select Medical Corporation	Fort Wayne, IN	36	September 1, 2023
AllianceHealth Ponca City	Integris Health	Ponca City, OK	140	November 1, 2023
AllianceHealth Woodward	Integris Health	Woodward, OK	87	November 1, 2023
Bravera Health Brooksville	Tampa General Hospital	Brooksville, FL	120	December 1, 2023
Bravera Health Spring Hill	Tampa General Hospital	Spring Hill, FL	124	December 1, 2023
Bravera Health Seven Rivers	Tampa General Hospital	Crystal River, FL	128	December 1, 2023

2022 Divestitures:
AllianceHealth Seminole	SSM Health Care of Oklahoma, Inc.	Seminole, OK	32	July 1, 2022

2021 Divestitures:
Lea Regional Medical Center	Covenant Health System	Hobbs, NM	84	January 1, 2021
Tennova Healthcare - Tullahoma	Vanderbilt University Medical Center	Tullahoma, TN	135	January 1, 2021
Tennova Healthcare - Shelbyville	Vanderbilt University Medical Center	Shelbyville, TN	60	January 1, 2021
Northwest Mississippi Medical Center	Delta Health System	Clarksdale, MS	181	February 1, 2021
AllianceHealth Midwest	SSM Health Care of Oklahoma, Inc.	Midwest City, OK	255	April 1, 2021

On February 28, 2023, the Company entered into a definitive agreement for the sale of substantially all of the assets of Lake Norman Regional Medical Center (123 licensed beds) in Mooresville, North Carolina, and Davis Regional Medical Center (144 licensed beds) in Statesville, North Carolina, to Novant Health, Inc. In January 2024, the Federal Trade Commission filed a Complaint for Temporary Restraining Order and Preliminary Injunction seeking to enjoin the consummation of the aforementioned sale of Lake Norman Regional Medical Center and Davis Regional Medical Center to Novant Health, Inc. An administrative merits hearing on such matter is scheduled for April 29, 2024. These hospitals were classified as held-for-sale as of December 31, 2023.

The following table discloses amounts included in the consolidated balance sheet for hospitals and other assets classified as held-for-sale as of December 31, 2023 and 2022 (in millions). Other assets, net primarily includes goodwill and the net property and equipment for hospitals held-for-sale. No hospitals were classified as held-for-sale as of December 31, 2021 and no divestitures or potential divestitures meet the criteria for reporting as a discontinued operation as of December 31, 2023, 2022, or 2021.

	December 31,
	2023	2022
Other current assets	$6	$6
Other assets, net	218	132
Accrued liabilities	(13)	(4)

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

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill for the years ended 2023 and 2022 are as follows (in millions):

Balance, beginning balance	2023	2022
Goodwill	$6,980	$7,033
Accumulated impairment losses	(2,814)	(2,814)
	4,166	4,219
Goodwill acquired as part of acquisitions during current year	23	11
Goodwill allocated to hospitals divested or held-for-sale	(231)	(64)

Balance, end of year
Goodwill	6,772	6,980
Accumulated impairment losses	(2,814)	(2,814)
	$3,958	$4,166

Goodwill is allocated to each identified reporting unit, which is defined as an operating segment or one level below the operating segment (referred to as a component of the entity). Management has determined that the Company’s operating segment meets the criteria to be classified as a reporting unit. At December 31, 2023, after giving effect to the 2023 acquisition and divestiture activity, the Company had approximately $3.958 billion of goodwill recorded.

Goodwill is evaluated for impairment annually and when an event occurs or circumstances change that, more likely than not, reduce the fair value of the reporting unit below its carrying value. The Company performed its last annual goodwill impairment evaluation during the fourth quarter of 2023 using an October 31, 2023 measurement date, which indicated no impairment.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Intangible Assets

During the year ended December 31, 2023, the Company acquired goodwill and a definite-lived intangible asset for the acquisition of an assembled workforce. No intangible assets other than goodwill were acquired during the year ended 2022. The gross carrying amount of the Company’s other intangible assets subject to amortization was $27 million and $4 million at December 31, 2023 and 2022, respectively, and the net carrying amount was $20 million and $2 million at December 31, 2023 and 2022, respectively. The carrying amount of the Company’s other intangible assets not subject to amortization was $41 million and $50 million at December 31, 2023 and 2022, respectively. Other intangible assets are included in other assets, net on the Company’s consolidated balance sheets. The Company’s intangible assets include an assembled workforce and various contract-based intangible assets related to operating licenses, management contracts, or non-compete agreements entered into in connection with prior acquisitions.

The weighted-average remaining amortization period for the intangible assets subject to amortization is approximately three years. There are no expected residual values related to these intangible assets. Amortization expense on these intangible assets was $5 million, $1 million and less than $1 million during the years ended December 31, 2023, 2022 and 2021, respectively. Amortization expense on intangible assets is estimated to be $8 million, $8 million and $4 million in 2024, 2025 and 2026, respectively.

The gross carrying amount of capitalized software for internal use was approximately $959 million and $968 million at December 31, 2023 and 2022, respectively, and the net carrying amount was approximately $144 million and $170 million at December 31, 2023 and 2022, respectively. The estimated amortization period for capitalized internal-use software is generally three years. There is no expected residual value for capitalized internal-use software. At December 31, 2023, there were approximately $68 million of capitalized costs for internal-use software that is currently in the development stage and will begin amortization once the software project is complete and ready for its intended use. Amortization expense on capitalized internal-use software was $80 million, $85 million and $108 million during the years ended December 31, 2023, 2022 and 2021, respectively. Amortization expense on capitalized internal-use software is estimated to be $57 million in 2024, $39 million in 2025, $27 million in 2026, $12 million in 2027, $7 million in 2028 and $2 million thereafter.

5. INCOME TAXES

The provision for income taxes consists of the following (in millions):

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$149	$—	$(46)
State	7	5	6
	156	5	(40)
Deferred:
Federal	(5)	166	161
State	40	(1)	10
	35	165	171
Total provision for income taxes for income	$191	$170	$131

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table reconciles the differences between the statutory federal income tax rate and the effective tax rate (dollars in millions):

	Year Ended December 31,
	2023		2022		2021
	Amount	%	Amount	%	Amount	%
Provision for income taxes at statutory federal rate	$44	21.0%	$73	21.0%	$105	21.0%
State income taxes, net of federal income tax benefit	37	17.9	3	0.8	44	8.7
Net income attributable to noncontrolling interests	(31)	(14.9)	(28)	(8.0)	(29)	(5.8)
Change in valuation allowance	88	42.5	122	34.9	33	6.8
Change in uncertain tax position	10	4.9	—	—	—	—
Nondeductible goodwill	29	14.1	—	—	—	—
Amended return adjustments	9	4.3	—	—	(22)	(4.4)
Other	5	2.5	—	—	—	—
Provision for income taxes and effective tax rate for income	$191	92.3%	$170	48.7%	$131	26.3%

The Company’s effective tax rates were 92.3%, 48.7% and 26.3% for the years ended December 31, 2023, 2022 and 2021, respectively. The increase in the Company’s effective tax rate for the year ended December 31, 2023, when compared to the year ended December 31, 2022, was primarily due to non-deductible goodwill related to hospitals divested in 2023 and a decrease in income before taxes. The increase in the Company’s effective tax rate for the year ended December 31, 2022, when compared to the year ended December 31, 2021, was primarily due to an increase in non-deductible interest for 2022 compared to 2021, compounded by an adverse change in the IRC Section 163(j) limit for deductible interest expense beginning in 2022.

Deferred income taxes are based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities under the provisions of the enacted tax laws. Deferred income taxes as of December 31, 2023 and 2022 consist of (in millions):

	December 31,
	2023		2022
	Assets	Liabilities	Assets	Liabilities
Net operating loss and credit carryforwards	$533	$—	$553	$—
Property and equipment	—	326	—	323
Self-insurance liabilities	16	—	30	—
Prepaid expenses	—	30	—	31
Intangibles	—	163	—	148
Investments in unconsolidated affiliates	—	72	—	58
Other liabilities	—	7	—	9
Long-term debt and interest	32	—	41	—
Accounts receivable	16	—	16	—
IRC Section 163(j) interest limitation	582	—	448	—
Accrued vacation	19	—	19	—
Accrued bonus	27	—	19	—
Other comprehensive income	4	—	6	—
Right-of-use assets	—	165	—	148
Right-of-use liability	173	—	156	—
Stock-based compensation	4	—	5	—
Deferred compensation	38	—	51	—
IRC Section 481(a) adjustments	—	57	—	122
Other	19	—	19	—
Total	1,463	820	1,363	839
Valuation allowance	(983)	—	(829)	—
Total deferred income taxes	$480	$820	$534	$839

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company believes that the net deferred tax assets will ultimately be realized, except as noted below. Its conclusion is based on its estimate of future taxable income and the expected timing of temporary difference reversals. The Company has gross state net operating loss carryforwards of approximately $9.9 billion, which expire from 2024 through 2043. The Company’s tax affected federal and state net operating loss and credit carryforwards are approximately less than $1 million and $533 million, respectively. A valuation allowance of approximately $983 million has been recognized for state net operating loss carryforwards, state credit carryforwards and federal and state deferred tax assets that the Company does not expect to be able to realize. With respect to the deferred tax liability pertaining to intangibles, as included above, goodwill purchased in connection with certain of the Company’s business acquisitions is amortizable for income tax reporting purposes. However, for financial reporting purposes, there is no corresponding amortization allowed with respect to such purchased goodwill.

The valuation allowance for federal and state jurisdictions where the Company concluded that the associated deferred tax assets would not be realized increased by $88 million and $66 million, respectively, for the year ended December 31, 2023, and increased by $122 million and decreased by $108 million, respectively, for the year ended December 31, 2022.

The total amount of unrecognized benefit that would affect the effective tax rate, if recognized, was $45 million as of December 31, 2023. A total of $2 million of interest and penalties is included in the amount of the liability for uncertain tax positions at December 31, 2023. It is the Company’s policy to recognize interest and penalties related to unrecognized benefits in its consolidated statements of (loss) income as income tax expense.

It is possible the amount of unrecognized tax benefit could change in the next 12 months as a result of a lapse of the statute of limitations and settlements with taxing authorities; however, the Company does not anticipate the change will have a material impact on the Company’s consolidated results of operations or consolidated financial position.

The following is a tabular reconciliation of the total amount of unrecognized tax benefit for the years ended December 31, 2023, 2022 and 2021 (in millions):

	Year Ended December 31,
	2023	2022	2021
Unrecognized tax benefit, beginning of year	$50	$42	$45
Gross increases — tax positions in current period	9	8	5
Reductions — tax positions in prior period	(1)	—	(8)
Unrecognized tax benefit, end of year	$58	$50	$42

The Company’s income tax return for the 2018 tax year remains under examination by the Internal Revenue Service. The Company believes the result of this examination will not be material to its consolidated results of operations or consolidated financial position. The Company has extended the federal statute of limitations through June 30, 2025 for Community Health Systems, Inc. for the tax period ended December 31, 2018.

Cash paid for income taxes, net of refunds received, was $91 million, $6 million and $4 million during the years ended December 31, 2023, 2022 and 2021, respectively.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. LONG-TERM DEBT

Long-term debt, net of unamortized debt issuance costs and discounts or premiums, consists of the following (in millions):

	December 31,
	2023	2022
8% Senior Secured Notes due 2026	$1,116	$2,101
8% Senior Secured Notes due 2027	700	700
5⅝% Senior Secured Notes due 2027	1,900	1,900
6⅞% Senior Notes due 2028	756	756
6% Senior Secured Notes due 2029	644	900
5¼% Senior Secured Notes due 2030	1,535	1,535
4¾% Senior Secured Notes due 2031	1,058	1,058
10⅞% Senior Secured Notes due 2032	1,000	—
6⅞% Junior-Priority Secured Notes due 2029	1,244	1,386
6⅛% Junior-Priority Secured Notes due 2030	1,227	1,232
ABL Facility	247	53
Finance lease and financing obligations	366	380
Other	32	36
Less: Unamortized deferred debt issuance costs and note discount	(338)	(402)
Total debt	11,487	11,635
Less: Current maturities	(21)	(21)
Total long-term debt	$11,466	$11,614

8% Senior Secured Notes due 2026

On March 6, 2019, CHS/Community Health Systems, Inc. (“CHS”) completed a private offering of $1.601 billion aggregate principal amount of the 8% Senior Secured Notes due March 15, 2026 (the “8% Senior Secured Notes due 2026”). The net proceeds from this issuance were used to finance the repayment of approximately $1.557 billion aggregate principal amount of CHS’ then outstanding Term H Facility and related fees and expenses. On November 19, 2019, CHS completed a tack-on offering of $500 million aggregate principal amount of the additional 2026 Notes, increasing the total aggregate principal amount of the 8% Senior Secured Notes due 2026 to $2.101 billion. CHS used the proceeds from the additional 2026 Notes to repay amounts outstanding under the ABL Facility and redeem all $121 million aggregate principal amount of CHS’ then outstanding 7⅛% Senior Notes due 2020. The additional 2026 Notes have identical terms, other than issue date, issue price and the date from which interest initially accrued, as the 8% Senior Secured Notes due 2026 issued on March 6, 2019. The 8% Senior Secured Notes due 2026 bear interest at a rate of 8.000% per annum, payable semi-annually in arrears on March 15 and September 15 of each year. Interest on the 8% Senior Secured Notes due 2026 accrues from the initial issuance date of the 8% Senior Secured Notes due 2026. Interest is calculated on the basis of a 360-day year comprised of 12 30-day months. The 8% Senior Secured Notes due 2026 are scheduled to mature on March 15, 2026. The 8% Senior Secured Notes due 2026 are unconditionally guaranteed on a senior-priority secured basis by the Company and each of the CHS current and future domestic subsidiaries that provide guarantees under the ABL Facility, any capital market debt securities of CHS (including CHS᾿ outstanding senior notes) and certain other long-term debt of CHS.

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

10⅞% Senior Secured Notes due 2032

On December 22, 2023, CHS completed a private offering of $1.000 billion aggregate principal amount of 10⅞% Senior Secured Notes due January 15, 2032 (the “10⅞% Senior Secured Notes due 2032”). The proceeds of the offering, together with cash on hand, were used to redeem $985 million aggregate principal value of the 8% Senior Secured Notes due 2026 on December 28, 2023, and to pay related fees and expenses. The 10⅞% Senior Secured Notes due 2032 bear interest at a rate of 10.875% per year payable semi-annually in arrears on February 15 and August 15, commencing on August 15, 2024. The 10⅞% Senior Secured Notes due 2032 are unconditionally guaranteed on a senior-priority secured basis by the Company and each of CHS’ current and future domestic subsidiaries that provide guarantees under the ABL Facility, any capital market debt securities of CHS (including CHS’ outstanding senior notes) and certain other long-term debt of CHS.

The 10⅞% Senior Secured Notes due 2032 and the related guarantees are secured by shared (i) first-priority liens on the Non-ABL Priority Collateral and (ii) second-priority liens on the ABL Priority Collateral that secures on a first-priority basis the ABL Facility, in each case subject to permitted liens described in the indenture governing the 10⅞% Senior Secured Notes due 2032.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CHS is entitled, at its option, to redeem all or a portion of the 10⅞% Senior Secured Notes due 2032 at any time prior to February 15, 2027, upon not less than 10 nor more than 60 days’ notice, at a price equal to 100% of the principal amount of the 10⅞% Senior Secured Notes due 2032 redeemed plus accrued and unpaid interest, if any, plus a “make-whole” premium, as described in the indenture governing the 10⅞% Senior Secured Notes due 2032.

CHS may redeem up to 40% of the aggregate principal amount of the 10⅞% Senior Secured Notes due 2032 at any time prior to February 15, 2027 using the net proceeds from certain equity offerings at a redemption price of 110.875% of the principal amount of the 10⅞% Senior Secured Notes due 2032 redeemed, plus accrued and unpaid interest, if any. In addition, any time prior to February 15, 2027, but not more than once during each 12 month period, CHS may redeem up to 10% of the original aggregate principal amount of the 10⅞% Senior Secured Notes due 2032 at a redemption price equal to 103% of the principal amount of the 10⅞% Senior Secured Notes due 2032 to be redeemed, plus accrued and unpaid interest, if any.

At any time and from time to time on or after February 15, 2027, CHS may redeem the 10⅞% Senior Secured Notes due 2032 in whole or in part, upon not less than 10 nor more than 60 days’ prior written notice at a redemption price equal to the percentage of principal amount set forth below plus accrued and unpaid interest, if any, on the 10⅞% Senior Secured Notes due 2032 redeemed, to, but excluding, the applicable date of redemption, if redeemed during the 12 month period beginning on February 15 of the years indicated below:

Period	Redemption Price
February 15, 2027 to February 14, 2028	105.438%
February 15, 2028 to February 14, 2029	102.719%
February 15, 2029 to January 14, 2032	100.000%

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the years ended December 31, 2023 and 2022, the Company extinguished a portion of certain series of its outstanding notes through open market repurchases, and privately negotiated repurchases with a limited number of holders, as follows (in millions):

	December 31,
	2023	2022
6⅞% Senior Notes due 2028	$—	$11
6% Senior Secured Notes due 2029	256	—
4¾% Senior Secured Notes due 2031	—	37
6⅞% Junior-Priority Secured Notes due 2029	142	389
6⅛% Junior-Priority Secured Notes due 2030	4	208
Total principal amount of debt extinguished	$402	$645

Financing and repayment transactions discussed above, including open market and privately negotiated repurchases, resulted in a pre-tax and after-tax gain from early extinguishment of debt of $72 million and $61 million, respectively, for the year ended December 31, 2023, a pre-tax and after-tax gain from early extinguishment of debt of $253 million and $208 million, respectively, for the year ended December 31, 2022, a pre-tax and after-tax loss from early extinguishment of $79 million and $116 million, respectively, for the year ended December 31, 2021.

ABL Facility

On November 22, 2021, the Company and CHS entered into an amendment and restatement agreement (the “Amendment”) to refinance and replace the asset-based loan (ABL) credit agreement (the “ABL Credit Agreement” and, as amended by the Amendment, the “Amended and Restated ABL Credit Agreement”), dated as of April 3, 2018, with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders and other agents party thereto. Pursuant to the Amended and Restated ABL Credit Agreement, the lenders have extended to CHS a revolving asset-based loan facility in the maximum aggregate principal amount of $1.0 billion, subject to borrowing base capacity. The ABL Facility includes borrowing capacity available for letters of credit of $200 million. CHS and all domestic subsidiaries of CHS that guarantee CHS’ other outstanding senior and senior secured indebtedness guarantee the obligations of CHS under the ABL Facility. Subject to certain exceptions, all obligations under the ABL Facility and the related guarantees are secured by a perfected first-priority security interest in substantially all of the receivables, deposit, collection and other accounts and contract rights, books, records and other instruments related to the foregoing of the Company, CHS and the guarantors, as well as a perfected junior-priority security interest in substantially all of the other assets of the Company, CHS and the guarantors, subject to customary exceptions and intercreditor arrangements. At December 31, 2023, the Company had outstanding borrowings of $247 million and approximately $637 million of additional borrowing capacity (after taking into consideration the $81 million of outstanding letters of credit) under the ABL Facility. The issued letters of credit were primarily in support of potential insurance-related claims and certain bonds.

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

Principal amounts outstanding under the ABL Facility will be due and payable in full on November 22, 2026. The ABL Facility includes a 91-day springing maturity applicable if more than $350 million in the aggregate principal amount of the 8% Senior Secured Notes due 2026, 5⅝% Senior Secured Notes due 2027 or any indebtedness incurred to refinance the foregoing are scheduled to mature or similarly become due on a date prior to November 22, 2026. In such event, principal amounts outstanding under the ABL Facility will be accelerated and all amounts outstanding under the ABL Facility will become immediately due and payable.

The ABL Facility contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the Company’s ability, subject to certain exceptions, to, among other things (1) declare dividends, make distributions or redeem or repurchase capital stock, (2) prepay, redeem or repurchase other debt, (3) incur liens or grant negative pledges, (4) make loans and investments and enter into acquisitions and joint ventures, (5) incur additional indebtedness or provide certain guarantees, (6) engage in mergers, acquisitions and asset sales, (7) conduct transactions with affiliates, (8) alter the nature of the Company’s, CHS’ or the guarantors’ businesses, (9) grant certain guarantees with respect to physician practices, (10) engage in

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

sale and leaseback transactions or (11) change the Company’s fiscal year. The Company is also required to comply with a consolidated fixed coverage ratio, upon certain triggering events described below, and various affirmative covenants. The consolidated fixed coverage ratio is calculated as the ratio of (x) consolidated EBITDA (as defined in the ABL Facility) less capital expenditures to (y) the sum of consolidated interest expense (as defined in the ABL Facility), scheduled principal payments, income taxes and restricted payments made in cash or in permitted investments. For purposes of calculating the consolidated fixed charge coverage ratio, the calculation of consolidated EBITDA as defined in the ABL Facility is a trailing 12-month calculation that begins with the Company’s consolidated net income, with certain adjustments for interest, taxes, depreciation and amortization, net income attributable to noncontrolling interests, stock compensation expense, restructuring costs, and the financial impact of other non-cash or non-recurring items recorded during any such 12-month period. The consolidated fixed charge coverage ratio is a required covenant only in periods where the total borrowings outstanding under the ABL Facility reduce the amount available in the facility to less than the greater of (i) $95 million or (ii) 10% of the calculated borrowing base. As a result, in the event the Company has less than $95 million available under the ABL Facility, the Company would need to comply with the consolidated fixed charge coverage ratio. At December 31, 2023, the Company is not subject to the consolidated fixed charge coverage ratio as such triggering event had not occurred during the year ended December 31, 2023.

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

As of December 31, 2023, the scheduled maturities of long-term debt outstanding, including finance lease and financing obligations for each of the next five years and thereafter are as follows (in millions):

Year Ending December 31,	Amount
2024	$21
2025	12
2026	1,372
2027	2,609
2028	765
Thereafter	7,045
Total maturities	11,824
Less: Deferred debt issuance costs	(322)
Less: Unamortized note discount	(15)
Total long-term debt	$11,487

The Company paid interest of $801 million, $835 million and approximately $778 million on borrowings during the years ended December 31, 2023, 2022 and 2021, respectively.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments has been estimated by the Company using available market information as of December 31, 2023 and 2022, and valuation methodologies considered appropriate. The estimates presented in the table below are not necessarily indicative of amounts the Company could realize in a current market exchange (in millions):

	December 31, 2023		December 31, 2022
	Carrying	Estimated Fair	Carrying	Estimated Fair
	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	$38	$38	$118	$118
Investments in equity securities	69	69	107	107
Available-for-sale debt securities	182	182	179	179
Trading securities	5	5	5	5
Liabilities:
8% Senior Secured Notes due 2026	1,109	1,114	2,083	1,917
8% Senior Secured Notes due 2027	695	679	693	631
5⅝% Senior Secured Notes due 2027	1,847	1,767	1,833	1,633
6⅞% Senior Notes due 2028	750	470	749	389
6% Senior Secured Notes due 2029	622	580	865	751
5¼% Senior Secured Notes due 2030	1,458	1,287	1,448	1,166
4¾% Senior Secured Notes due 2031	1,054	834	1,053	766
10⅞% Senior Secured Notes due 2032	982	1,047	—	—
6⅞% Junior-Priority Secured Notes due 2029	1,162	812	1,282	720
6⅛% Junior-Priority Secured Notes due 2030	1,167	781	1,164	615
ABL Facility and other debt	275	275	85	85

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

In instances where the determination of the fair value hierarchy measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment of factors specific to the asset or liability. Transfers between levels within the fair value hierarchy are recognized by the Company on the date of the change in circumstances that requires such transfer. There were no transfers between levels during the years ended December 31, 2023 or 2022.

The following table sets forth, by level within the fair value hierarchy, the financial assets recorded at fair value on a recurring basis as of December 31, 2023 and 2022 (in millions):

	December 31, 2023	Level 1	Level 2	Level 3
Investments in equity securities	$69	$69	$—	$—
Available-for-sale debt securities	182	—	182	—
Trading securities	5	—	5	—
Total assets	$256	$69	$187	$—

	December 31, 2022	Level 1	Level 2	Level 3
Investments in equity securities	$107	$107	$—	$—
Available-for-sale debt securities	179	—	179	—
Trading securities	5	—	5	—
Total assets	$291	$107	$184	$—

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Supplemental information regarding the Company’s available-for-sale debt securities (all of which had no withdrawal restrictions) is set forth in the table below (in millions):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Values
As of December 31, 2023:
Government	$118	$—	$(10)	$108
Corporate	65	—	(6)	59
Mortgage and asset-backed securities	16	—	(1)	15
Total available-for-sale debt securities	$199	$—	$(17)	$182

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Values
As of December 31, 2022:
Government	$107	$—	$(11)	$96
Corporate	69	—	(9)	60
Mortgage and asset-backed securities	25	—	(2)	23
Total available-for-sale debt securities	$201	$—	$(22)	$179

As of December 31, 2023 and 2022, investments with aggregate estimated fair values of approximately $145 million (306 investments) and $169 million (348 investments), respectively, generated the gross unrealized losses disclosed in the above table. At each reporting date, the Company performs an evaluation of impaired securities to determine if the unrealized losses are other-than-temporary. This evaluation considers a number of factors including, but not limited to, the length of time and extent to which the fair value has been less than cost, and management’s ability and intent to hold the securities until fair value recovers. Based on the results of this evaluation, management concluded that as of December 31, 2023, there were no other-than-temporary losses related to available-for-sale debt securities. The recent declines in value of the securities and/or length of time they have been below cost, as well as the Company’s ability and intent to hold the securities for a reasonable period of time sufficient for a projected recovery of fair value, have caused management to conclude that the securities, that have generated gross unrealized losses, were not other-than-temporarily impaired. Management will continue to monitor and evaluate the recoverability of the Company’s available-for-sale debt securities.

The contractual maturities of debt-based securities held by the Company as of December 31, 2023 and 2022, excluding mutual fund holdings, are set forth in the table below (in millions). Expected maturities will differ from contractual maturities because the issuers of the debt securities may have the right to prepay their obligations without prepayment penalties.

	December 31, 2023		December 31, 2022
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Values	Cost	Fair Values
Within 1 year	$19	$19	$13	$13
After 1 year and through year 5	63	62	74	70
After 5 years and through year 10	63	57	56	48
After 10 years	54	44	58	48

Gross realized gains and losses on sales of available-for-sale debt securities are summarized in the table below (in millions):

	Year Ended December 31,
	2023	2022	2021
Realized gains	$—	$—	$1
Realized losses	(2)	(2)	(1)

Other investment income, which includes interest and dividends, related to all investment securities was $7 million, $6 million and $5 million for the years ended December 31, 2023, 2022 and 2021, respectively.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Net losses and gains recognized during the years ended December 31, 2023, 2022 and 2021 for investments in equity securities, which are broken out between investments sold during the year and investments held at the end of the year, are summarized in the table below (in millions):

	Year Ended December 31,
	2023	2022	2021
Net gains and (losses) recognized during the year on equity securities	$11	$(28)	$20
Less: Net (losses) and gains recognized during the year on equity securities sold during the year	(5)	(2)	13
Unrealized gains and (losses) recognized during the year on equity securities held at the end of year	$16	$(26)	$7

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

The components of lease cost and rent expense for the years ended December 31, 2023, 2022 and 2021 are as follows (in millions):

	Year Ended December 31,
Lease Cost	2023	2022	2021
Operating lease cost:
Operating lease cost	$211	$211	$196
Short-term rent expense	90	87	92
Variable lease cost	23	24	25
Sublease income	(5)	(5)	(5)
Total operating lease cost	$319	$317	$308
Finance lease cost:
Amortization of ROU assets	$13	$13	$9
Interest on finance lease liabilities	13	15	9
Total finance lease cost	$26	$28	$18

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Supplemental balance sheet information related to leases was as follows (in millions):

	Balance Sheet Classification	December 31, 2023	December 31, 2022
Operating Leases:
Operating Lease ROU Assets	Other assets, net	$665	$738

Finance Leases:
Finance Lease ROU Assets	Property and equipment
	Land and improvements	$—	$—
	Buildings and improvements	246	261
	Equipment and fixtures	10	12
	Property and equipment	256	273
	Less accumulated depreciation and amortization	(55)	(56)
	Property and equipment, net	$201	$217

Current finance lease liabilities	Current maturities of long-term debt	$2	$3
Long-term finance lease liabilities	Long-term debt	214	220

Supplemental cash flow information related to leases for the years ended December 31, 2023, 2022 and 2021 are as follows (in millions):

	Year Ended December 31,
Cash flow information	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (1)	$200	$204	$197
Operating cash flows from finance leases	13	15	9
Financing cash flows from finance leases	3	9	4
ROU assets obtained in exchange for new finance lease liabilities	1	42	166
ROU assets obtained in exchange for new operating lease liabilities	102	195	143
Weighted-average remaining lease term:
Operating leases	9 years	8 years	6 years
Finance leases	30 years	31 years	30 years
Weighted-average discount rate:
Operating leases	8.8%	8.0%	8.1%
Finance leases	6.2%	6.4%	6.3%

(1)
Included in the change in other operating assets and liabilities in the consolidated statements of cash flows.

Commitments relating to noncancellable operating and finance leases and financing obligations for each of the next five years and thereafter are as follows (in millions):

			Financing
Year Ending December 31,	Operating	Finance	Obligations
2024	$181	$16	$13
2025	144	15	13
2026	118	16	13
2027	92	16	13
2028	75	16	14
Thereafter	467	472	59
Total minimum future payments	1,077	551	125
Less: Imputed interest	(390)	(335)	26
Total liabilities	687	216	151
Less: Current portion	(124)	(2)	(3)
Long-term liabilities	$563	$214	$148

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2023, there were approximately $36 million of assets underlying approved but pending leases that have not yet commenced, primarily for leases of various real-estate and medical equipment.
10. EMPLOYEE BENEFIT PLANS

The Company maintains various benefit plans, including defined contribution plans, defined benefit plans and deferred compensation plans, for which certain of the Company’s subsidiaries are the plan sponsors. The CHS/Community Health Systems, Inc. Retirement Savings Plan is a defined contribution plan that covers the majority of the Company’s employees. Employees at locations whose employment is covered by collective bargaining agreements are generally eligible to participate in the CHS/Community Health Systems, Inc. Standard 401(k) Plan. Total expense to the Company under the 401(k) plans was $64 million, $70 million and $65 million for the years ended December 31, 2023, 2022 and 2021, respectively, and is recorded in salaries and benefits expense in the consolidated statements of (loss) income.

The Company maintains unfunded deferred compensation plans that allow participants to defer receipt of a portion of their compensation. The liability for the deferred compensation plans was $123 million and $127 million as of December 31, 2023 and 2022, respectively, and is included in other long-term liabilities in the consolidated balance sheets. Assets designated to pay benefits under these plans are discussed below.

The Company provides an unfunded Supplemental Executive Retirement Plan (“SERP”) for certain members of its executive management. The Company uses a December 31 measurement date for the benefit obligations and a January 1 measurement date for its net periodic costs for the SERP. Variances from actuarially assumed rates will result in increases or decreases in benefit obligations and net periodic cost in future periods. Benefits expense under the SERP was $8 million for the year ended December 31, 2023 and $11 million for both of the years ended December 31, 2022 and 2021. The accrued benefit liability for the SERP totaled $42 million and $91 million at December 31, 2023 and 2022, respectively. The weighted-average assumptions used in determining net periodic cost for the year ended December 31, 2023 were a discount rate of 5.1% and an annual salary increase of 3.0%. The weighted-average assumptions used in determining net periodic cost for the year ended December 31, 2022 were a discount rate of 2.7% and an annual salary increase of 3.0%.

During 2021 and 2023, certain members of executive management of the Company that were participants in the SERP retired and met the requirements for payout of their SERP retirement benefit. The SERP payout provisions require payment to the participant in an actuarially determined lump sum amount six months after the participant retires from the Company. There were no material settlement losses during the years ended December 31, 2023, 2022 and 2021.

As of December 31, 2023, the Company had assets of $126 million in a non-qualified plan trust generally designated to pay benefits of the deferred compensation plans and the SERP, consisting of equity securities of $15 million and company-owned life insurance contracts of $111 million. As of December 31, 2022, the Company had assets of $181 million in a non-qualified plan trust generally designated to pay benefits of the deferred compensation plans and the SERP, consisting of equity securities of $46 million and company-owned life insurance contracts of $135 million.

The Company maintains the CHS/Community Health Systems, Inc. Retirement Income Plan (“Pension Plan”), which is a defined benefit, non-contributory pension plan that covers certain employees at three of its formerly owned hospitals. The Pension Plan provides benefits to covered individuals satisfying certain age and service requirements. Employer contributions to the Pension Plan are in accordance with the minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended. The Company does not expect to make contributions to the Pension Plan in 2024.

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

The Company uses a December 31 measurement date for the benefit obligations and a January 1 measurement date for its net periodic costs for the Pension Plan. Variances from actuarially assumed rates will result in increases or decreases in benefit obligations, net periodic cost and funding requirements in future periods. Benefits expense under the Pension Plan was less than $1 million for each of the years ended December 31, 2023, 2022 and 2021, inclusive of the aforementioned partial plan settlement during the year ended December 31, 2021. The accrued benefit liability for the Pension Plan totaled $2 million at both December 31, 2023 and 2022, and is included in other long-term liabilities in the consolidated balance sheets. The weighted-average assumptions used for determining the net periodic cost for the years ended December 31, 2023 and 2022 were discount rates of 5.2% and 2.8%, respectively, and the expected long-term rates of return on assets of 5.5% and 4.3%, respectively.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. STOCKHOLDERS’ DEFICIT

Authorized capital shares of the Company include 400,000,000 shares of capital stock consisting of 300,000,000 shares of common stock and 100,000,000 shares of preferred stock. Each of the aforementioned classes of capital stock has a par value of $0.01 per share. Shares of preferred stock, none of which were outstanding as of December 31, 2023, may be issued in one or more series having such rights, preferences and other provisions as determined by the Board of Directors without approval by the holders of common stock.

The Company is a holding company, which operates through its subsidiaries. The ABL Facility and the indentures governing each series of the Company’s outstanding notes contain various covenants under which the assets of the subsidiaries of the Company are subject to certain restrictions relating to, among other matters, dividends and distributions, as referenced in the paragraph below.

The ABL Facility and the indentures governing each series of the Company’s outstanding notes restrict the Company’s subsidiaries from, among other matters, paying dividends and making distributions to the Company, which thereby limits the Company’s ability to pay dividends and/or repurchase stock. As of December 31, 2023, under the most restrictive test in these agreements (and subject to certain exceptions), the Company has approximately $300 million of capacity to pay permitted dividends and/or repurchase shares of stock or make other restricted payments.

The following schedule discloses the effects of changes in the Company’s ownership interest in its less-than-wholly-owned subsidiaries on Community Health Systems, Inc. stockholders’ deficit (in millions):

	Year Ended December 31,
	2023	2022	2021
Net (loss) income attributable to Community Health Systems,
Inc. stockholders	$(133)	$46	$230
Transfers to the noncontrolling interests:
Net increase (decrease) in Community Health Systems, Inc. paid-in-capital for purchase of subsidiary partnership interests	5	(6)	17
Net transfers to the noncontrolling interests	5	(6)	17
Change to Community Health Systems, Inc. stockholders’ deficit from net (loss) income attributable to Community Health Systems, Inc. stockholders and transfers to noncontrolling interests	$(128)	$40	$247

12. EARNINGS PER SHARE

The following table sets forth the components of the denominator for the computation of basic and diluted (loss) earnings per share for net (loss) income attributable to Community Health Systems, Inc. stockholders:

	Year Ended December 31,
	2023	2022	2021
Weighted-average number of shares outstanding — basic	130,445,677	128,808,387	126,754,852
Effect of dilutive securities:
Restricted stock awards	—	842,055	2,803,938
Employee stock options	—	278,057	726,130
Other equity-based awards	—	131,820	312,490
Weighted-average number of shares outstanding — diluted	130,445,677	130,060,319	130,597,410

The Company generated a net loss attributable to Community Health Systems, Inc. stockholders for the year ended December 31, 2023, so the effect of dilutive securities is not considered because their effect would be antidilutive. If the Company had generated net income, the effect of stock awards and options on the diluted shares calculation would have been an increase of 422,487 shares during the year ended December 31, 2023.

	Year Ended December 31,
	2023	2022	2021
Dilutive securities outstanding not included in the computation of earnings per share because their effect is antidilutive:
Employee stock options and restricted stock awards	6,210,811	4,406,764	774,981

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

In March 2005, the Company began purchasing items, primarily medical supplies, medical equipment and pharmaceuticals, under an agreement with HealthTrust Purchasing Group, L.P. (“HealthTrust”), a group purchasing organization in which the Company is a noncontrolling partner. Effective October 1, 2022, HealthTrust completed the sale of a majority interest in CoreTrust Holdings, LLC (“CoreTrust”) to a third party. Proceeds for the sale of interest in CoreTrust were distributed to members of HealthTrust and the Company received approximately $121 million in connection with such distribution during the year ended December 31, 2022. A gain of approximately $119 million was recognized associated with this transaction as included in the line item “Gain from CoreTrust Transaction” within the consolidated statements of (loss) income. As of December 31, 2023, the Company had a 12.6% ownership interest in HealthTrust.

The Company’s investment in all of its unconsolidated affiliates was $170 million and $155 million at December 31, 2023 and 2022, respectively, and is included in other assets, net in the accompanying consolidated balance sheets. Included in the Company’s results of operations is the Company’s equity in pre-tax earnings from its investments in unconsolidated affiliates, which was $8 million, $14 million and $22 million for the years ended December 31, 2023, 2022 and 2021, respectively.

14. COMPREHENSIVE LOSS

The following tables present information about items reclassified out of accumulated other comprehensive loss (“AOCL”) by component for the years ended December 31, 2023 and 2022 (in millions, net of tax):

	Change in
	Fair Value of	Change in
	Available-for-Sale	Unrecognized
	Debt	Pension Cost
	Securities	Components	AOCL
Balance as of December 31, 2022	$(19)	$(2)	$(21)
Other comprehensive income
before reclassifications	6	1	7
Amounts reclassified from
AOCL	—	—	—
Net current-period other
comprehensive income	6	1	7
Balance as of December 31, 2023	$(13)	$(1)	$(14)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Change in
	Fair Value of	Change in
	Available-for-Sale	Unrecognized
	Debt	Pension Cost
	Securities	Components	AOCL
Balance as of December 31, 2021	$(2)	$(12)	$(14)
Other comprehensive (loss)
income before reclassifications	(16)	10	(6)
Amounts reclassified from
AOCL	(1)	—	(1)
Net current-period other
comprehensive (loss) income	(17)	10	(7)
Balance as of December 31, 2022	$(19)	$(2)	$(21)

There were no significant reclassifications to net (loss) income out of AOCL for the years ended December 31, 2023 and 2022.

15. COMMITMENTS AND CONTINGENCIES

Construction and Other Capital Commitments. Pursuant to a hospital purchase agreement from the Company’s March 1, 2016 acquisition of Northwest Health – Starke, formerly known as Starke Hospital, the Company is committed to spend up to $15 million toward the construction of a replacement facility in Knox, Indiana. Under the terms of such agreement, the construction of the replacement facility for Northwest Health - Starke is required to be completed within five years of the date the Company entered into a new lease with Starke County, Indiana, the hospital lessor, or in the event the Company does not enter into a new lease with Starke County, construction shall be completed by September 30, 2026. The Company has not entered into a new lease with the lessor for Northwest Health - Starke.

Physician Recruiting Commitments. As part of its physician recruitment strategy, the Company provides income guarantee agreements to certain physicians who agree to relocate to its communities and commit to remain in practice there. Under such agreements, the Company is required to make payments to the physicians in excess of the amounts they earned in their practice up to the amount of the income guarantee. These income guarantee periods are typically for 12 months. Such payments are recoverable by the Company from physicians who do not fulfill their commitment period, which is typically three years, to the respective community. At December 31, 2023, the maximum potential amount of future payments under these guarantees in excess of the liability recorded is $6 million.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Professional Liability Claims. As part of the Company's business of providing healthcare services, it is subject to legal actions alleging liability on its part. The Company accrues for losses resulting from such liability claims, as well as loss adjustment expenses that are out-of-pocket and directly related to such liability claims. These direct out-of-pocket expenses include fees of outside counsel and experts. The Company does not accrue for costs that are part of corporate overhead, such as the costs of in-house legal and risk management departments. The losses resulting from professional liability claims primarily consist of estimates for known claims, as well as estimates for incurred but not reported claims. The estimates are based on specific claim facts, historical claim reporting and payment patterns, the nature and level of hospital operations, and actuarially determined projections. The actuarially determined projections are based on the Company's actual claim data, including historic reporting and payment patterns, which have been gathered over the life of the Company. As discussed below, since the Company purchases excess insurance on a claims-made basis that transfers risk to third-party insurers, the estimated liability for professional and general liability claims does include an amount for the losses covered by excess insurance. The Company also records a receivable for the expected reimbursement of losses covered by this excess insurance. Since the Company believes that the amount and timing of its future claims payments are reliably determinable, it discounts the amount that is accrued for losses resulting from professional liability claims.

The net present value of the projected payments was discounted using weighted-average interest rates of 3.7% in 2023, 3.8% in 2022 and 1.8% in 2021. This liability is adjusted for new claims information in the period such information becomes known. The Company’s estimated liability for professional and general liability claims was $443 million and $467 million as of December 31, 2023 and 2022, respectively. The estimated undiscounted claims liability was $498 million and $516 million as of December 31, 2023 and 2022, respectively. The current portion of the liability for professional and general liability claims was $119 million and $159 million as of December 31, 2023 and 2022, respectively, and is included in other accrued liabilities in the accompanying consolidated balance sheets, with the long-term portion recorded in other long-term liabilities. Professional liability expense includes the losses resulting from professional liability claims and loss adjustment expense, as well as excess insurance premiums, and is presented within other operating expenses in the accompanying consolidated statements of (loss) income.

The Company’s processes for obtaining and analyzing claims and incident data are standardized across all of its businesses and have been consistent for many years. The Company monitors the outcomes of the medical care services that it provides and for each reported claim, the Company obtains various information concerning the facts and circumstances related to that claim. In addition, the Company routinely monitors current key statistics and volume indicators in its assessment of utilizing historical trends. The average lag period between claim occurrence and payment of a final settlement is between three and four years, although the facts and circumstances of individual claims could result in the timing of such payments being different from this average. Since claims are paid promptly after settlement with the claimant is reached, settled claims represent approximately 1% or less of the total liability at the end of any period.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the year ended December 31, 2020, the Company incurred expenses in the amount of approximately $50 million related to the settlement of a professional liability claim for which the Company’s third-party insurers’ obligation to provide coverage to the Company in connection with the underlying loss was being litigated. In the ordinary course of business, the Company’s expense with respect to professional liability claims, which is actuarially determined, is limited to amounts not covered by third-party insurance policies, which typically provide coverage for professional liability claims. The subject of the litigation for the recovery of the full amount of the $50 million settlement was whether the claim was covered under the subject policies. This litigation was settled during the three months ended December 31, 2021, and in connection with this settlement, approximately $22 million was recovered from various third-party insurers related to their obligation to provide coverage for the professional liability claim. During the year ended December 31, 2022, the Company experienced an increase in the amounts paid or expected to be paid to settle outstanding professional liability claims related to divested locations, compared to the same period in the prior year and to previous actuarially determined estimates. This resulted in a change in estimate of $15 million during the three months and year ended December 31, 2022. During the year ended December 31, 2023, the Company experienced an increase in the amounts paid or expected to be paid to settle outstanding professional liability claims, compared to the same period in the prior year and to previous actuarially determined estimates due to adverse claim developments. There were no other significant changes in the Company’s estimate of the reserve for professional liability claims during the years ended December 31, 2023, 2022 and 2021.

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

Legal Matters. The Company is a party to various legal, regulatory and governmental proceedings incidental to its business. Based on current knowledge, management does not believe that loss contingencies arising from pending legal, regulatory and governmental matters will have a material adverse effect on the consolidated financial position or liquidity of the Company. However, in light of the inherent uncertainties involved in pending legal, regulatory and governmental matters, some of which are beyond the Company’s control, and the very large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to the Company’s results of operations or cash flows for any particular reporting period.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Summary of Recorded Amounts

The table below presents a reconciliation of the beginning and ending liability balances (in millions) during the years ended December 31, 2023 and 2022, with respect to the Company’s determination of the contingencies of the Company in respect of which an accrual has been recorded. The liability as of December 31, 2023 is comprised of individually insignificant amounts for various matters.

Probable
Contingencies
Balance as of December 31, 2021	$20
Expense	8
Reserve for insured claim	—
Cash payments	(17)
Balance as of December 31, 2022	11
Expense	38
Reserve for insured claim	5
Cash payments	(47)
Balance as of December 31, 2023	$7

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

16. CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

Parent Company Only
Condensed Balance Sheets
(In millions)
	December 31,
	2023	2022
ASSETS
Prepaid income taxes	$77	$99
Total current assets	77	99
Deferred income taxes	29	49
Other assets, net	—	—
Total assets	$106	$148
LIABILITIES AND STOCKHOLDERS' DEFICIT
Intercompany payable	$1,083	$1,159
Deferred income taxes	369	354
Other long-term liabilities	46	2
Total liabilities	1,498	1,515
Community Health Systems, Inc. stockholders’ deficit:
Preferred stock	—	—
Common stock	1	1
Additional paid-in capital	2,185	2,084
Accumulated other comprehensive loss	(14)	(21)
Accumulated deficit	(3,564)	(3,431)
Total Community Health Systems, Inc. stockholders’ deficit	(1,392)	(1,367)
Total liabilities and stockholders' deficit	$106	$148

See note to condensed financial statements of Parent Company.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Parent Company Only
Condensed Statements of (Loss) Income
(In millions)
Year Ended December 31,
	2023	2022	2021
Net operating revenues	$—	$—	$—
Operating costs and expenses:
Salaries and benefits	—	—	—
Supplies	—	—	—
Other operating expenses	—	—	—
Lease cost and rent	—	—	—
Pandemic relief funds	—	—	—
Depreciation and amortization	—	—	—
Impairment and (gain) loss on sale of businesses, net	—	—	—
Total operating costs and expenses	—	—	—
Income from operations	—	—	—
Interest expense, net	—	—	—
(Gain) loss from early extinguishment of debt	—	—	—
Equity in loss (earnings) of unconsolidated affiliates	133	(46)	(230)
(Loss) income before income taxes	(133)	46	230
Provision for (benefit from) income taxes	—	—	—
Net (loss) income	(133)	46	230
Less: Net income attributable to noncontrolling interests	—	—	—
Net (loss) income attributable to Community Health Systems, Inc. stockholders	$(133)	$46	$230

See note to condensed financial statements of Parent Company.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Parent Company Only
Condensed Statements of Comprehensive (Loss) Income
(In millions)
	Year Ended December 31,
	2023	2022	2021
		(In millions)
Net (loss) income	$(133)	$46	$230
Equity in other comprehensive (loss) income of affiliates, net of income taxes:
Net change in fair value of available-for-sale debt securities, net of tax	6	(17)	(5)
Amortization and recognition of unrecognized pension cost components, net of tax	1	10	3
Other comprehensive income (loss)	7	(7)	(2)
Comprehensive (loss) income	(126)	39	228
Less: Comprehensive income attributable to noncontrolling interests	—	—	—
Comprehensive (loss) income attributable to Community Health Systems, Inc. stockholders	$(126)	$39	$228

See note to condensed financial statements of Parent Company.

Parent Company Only
Condensed Statements of Cash Flows
(In millions)
	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net cash used in operating activities	$(85)	$(13)	$(11)
Cash flows from investing activities:
Net cash provided by (used in) investing activities	—	—	—
Cash flows from financing activities:
Repurchase of restricted stock shares for payroll tax withholding requirements	(4)	(8)	(5)
Changes in intercompany balances with affiliates, net	89	21	16
Net cash provided by financing activities	85	13	11
Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of period	—	—	—
Cash and cash equivalents at end of period	$—	$—	$—

See note to condensed financial statements of Parent Company.

1.
Basis of Presentation

The Parent Company is a holding company and operates no business in its own name; all of the Company’s business operations are conducted through subsidiaries of the Parent Company. The Company’s outstanding indebtedness restricts the ability of subsidiaries to dividend or otherwise provide funds to the Parent Company. Accordingly, these financial statements have been presented on a “parent-only” basis. Under parent-only presentation, the Parent Company’s investments in its consolidated subsidiaries are presented under the equity method of accounting. These parent-only financial statements should be read in conjunction with consolidated financial statements of Community Health Systems, Inc.

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

Changes in Internal Control Over Financial Reporting

As previously disclosed, we have undertaken a multi-year, transformative process of redesigning numerous workflows that is intended to modernize and consolidate our technology platforms and associated processes across our organization. As part of this process, we have created and continue to expand shared business operations to carry out certain financial and operational functions and are implementing a new enterprise resource planning system, or ERP. In connection with these changes, new internal controls have been implemented and certain existing internal controls have been replaced or modified. As the phased implementation of the ERP system continues along with continued expansion of shared business operations, additional changes to internal controls over financial reporting may result and such changes may be material. Other than changes associated with the aforementioned multi-year process that occurred during the three months ended December 31, 2023, there have been no changes in internal control over financial reporting that occurred during this three month period that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Management’s report on internal control over financial reporting is included herein at page 119.

The attestation report from Deloitte & Touche LLP, our independent registered public accounting firm, on our internal control over financial reporting is included herein at page 120.

Item 9B. Other Information

None. Without limiting the generality of the foregoing, during the three months ended December 31, 2023, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement,” or any “non-Rule 10b-5 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. We have concluded that our internal control over financial reporting was effective as of December 31, 2023, based on these criteria.

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

To the Stockholders and the Board of Directors of

Community Health Systems, Inc.,

Franklin, Tennessee

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Community Health Systems, Inc., and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 21, 2024, expressed an unqualified opinion on those financial statements.

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

February 21, 2024

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

The committee report of the Audit and Compliance Committee of the Board of Directors is presented below. Information required by Item 10 of Part III is incorporated herein by reference to the Company’s definitive proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Stockholders of the Company scheduled to be held on May 10, 2024.

AUDIT AND COMPLIANCE COMMITTEE REPORT

The Audit and Compliance Committee of the Board of Directors of the Company is composed of five directors, each of whom is “independent” as defined by the applicable listing standards of the New York Stock Exchange and Section 10A-3 of the Exchange Act and are financially literate in accordance with New York Stock Exchange listing standards. In addition, four of our five Audit and Compliance Committee members meet the Securities and Exchange Commission definition of “audit committee financial expert.” The Audit and Compliance Committee operates under a written charter adopted by the Board of Directors, which is posted on our corporate website (www.chs.net) and which is reviewed by the Committee annually, in conjunction with the Committee’s annual self-evaluation. The Company’s management is responsible for its internal controls and the financial reporting process. Our independent registered public accounting firm, Deloitte & Touche LLP, is responsible for performing an independent audit of our consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States) and to issue its reports thereon. The Audit and Compliance Committee is responsible for, among other things, monitoring and overseeing these processes, and recommending to the Board of Directors: (i) that the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K; and (ii) the selection of the independent registered public accounting firm to audit the consolidated financial statements of the Company.

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

Based on the Audit and Compliance Committee’s discussions with management and the independent registered public accounting firm and the Audit and Compliance Committee’s review of the representations of management and the materials it received from the independent registered public accounting firm as described above, the Audit and Compliance Committee recommended to the Board of Directors that the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for filing with the SEC.

This report is respectfully submitted by the Audit and Compliance Committee of the Board of Directors.

THE AUDIT AND COMPLIANCE COMMITTEE
Michael Dinkins, Chair
Ronald L. Burgess, Jr. James S. Ely III
Elizabeth T. Hirsch
H. James Williams, Ph.D.

Item 11. Executive Compensation

Information required by Item 11 of Part III is incorporated herein by reference to the Company’s definitive proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Stockholders of the Company scheduled to be held on May 10, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Item 12 of Part III is incorporated herein by reference to the Company’s definitive proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Stockholders of the Company scheduled to be held on May 10, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by Item 13 of Part III is incorporated herein by reference to the Company’s definitive proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Stockholders of the Company scheduled to be held on May 10, 2024.

Item 14. Principal Accounting Fees and Services

Information required by Item 14 of Part III is incorporated herein by reference to the Company’s definitive proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Stockholders of the Company scheduled to be held on May 10, 2024.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Item 15(a) 1. Financial Statements

Reference is made to the index of financial statements and supplementary data under Item 8 in Part II.

Item 15(a) 2. Financial Statement Schedules

The following financial statement schedule is included within the notes to the consolidated financial statements at page 115 hereof:

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

2.6

Asset Purchase Agreement, as amended, dated as of December 30, 2022, by and between CHS/Community Health Systems, Inc., CAMC Plateau Medical Center, Inc. and Vandalia Health, Inc. (incorporated by reference to Exhibit 2.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed April 3, 2023 (No. 001-15925))

2.7*	Asset Purchase Agreement, dated as of February 28, 2023, as amended, by and between CHS/Community Health Systems, Inc. and Novant Health, Inc.

2.8

Asset Purchase Agreement, dated as of July 24, 2023, as amended, by and among subsidiaries of CHS/Community Health Systems, Inc. and Florida Health Sciences Center, Inc. d/b/a Tampa General Hospital and certain of its subsidiaries named therein (incorporated by reference to Exhibit 2.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed December 1, 2023 (No. 001-15925))

3.1

Form of Restated Certificate of Incorporation of Community Health Systems, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to Community Health Systems, Inc.’s Registration Statement on Form S-1/A filed June 8, 2000 (No. 333-31790))

3.2

Certificate of Amendment to the Restated Certificate of Incorporation of Community Health Systems, Inc., dated May 18, 2010 (incorporated by reference to Exhibit 3.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed May 20, 2010 (No. 001-15925))

3.3

Amended and Restated By-laws of Community Health Systems, Inc. (as of September 13, 2023) (incorporated by reference to Exhibit 3.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed September 13, 2023 (No. 001-15925))

4.1

Description of Community Health System, Inc.’s Common Stock (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019 filed February 20, 2020 (No. 001-15925))

4.2

Indenture, dated as of March 6, 2019, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee, and Credit Suisse AG, as Collateral Agent, relating to the 8.000% Senior Secured Notes due 2026 (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.'s Current Report on Form 8-K filed March 6, 2019 (No. 001-15925))

4.3	Form of 8.000% Senior Secured Note due 2026 (included in Exhibit 4.2)

No.	Description

4.4

First Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Secured Notes due 2026, dated as of March 31, 2019, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.10 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 filed May 1, 2019 (No. 001-15925))

4.5

Second Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Secured Notes due 2026, dated as of July 1, 2019, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.9 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 filed October 30, 2019 (No. 001-15925))

4.6

Third Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Secured Notes due 2026, dated as of September 27, 2019, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.18 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 filed October 30, 2019 (No. 001-15925))

4.7

Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Secured Notes due 2026, dated as of November 19, 2019, by and among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.'s Current Report on Form 8-K filed November 19, 2019 (No. 001-15925))

4.8

Fifth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Secured Notes due 2026, dated as of March 27, 2020, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.8 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed April 29, 2020 (No. 001-15925))

4.9

Sixth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Secured Notes due 2026, dated as of December 11, 2020, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.65 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020 filed February 18, 2021 (No. 001-15925))

4.10*

Seventh Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Secured Notes due 2026, dated as of November 13, 2023, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent

4.11

Indenture, dated as of November 19, 2019, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee, and Credit Suisse AG, as Collateral Agent, relating to the 8.000% Senior Secured Notes due 2027 (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.'s Current Report on Form 8-K filed November 19, 2019 (No. 001-15925))

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

4.15*

Third Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Secured Notes due 2027, dated as of November 13, 2023, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent

4.16

Indenture, dated as of November 19, 2019, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the guarantors party thereto, and Regions Bank, as Trustee, relating to the 6.875% Senior Unsecured Notes due 2028 (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.'s Current Report on Form 8-K filed November 19, 2019 (No. 001-15925))

4.17	Form of 6.875% Senior Unsecured Note due 2028 (included in Exhibit 4.16)

4.18

First Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Unsecured Notes due 2028, dated as of March 27, 2020, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.10 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed April 29, 2020 (No. 001-15925))

4.19

Second Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Unsecured Notes due 2028, dated as of December 11, 2020, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.73 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020 filed February 18, 2021 (No. 001-15925))

4.20*

Third Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Unsecured Notes due 2028, dated as of November 13, 2023, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee

4.21

Indenture, dated as of December 28, 2020, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee, and Credit Suisse AG, as Collateral Agent, relating to the 5.625% Senior Secured Notes due 2027 (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.'s Current Report on Form 8-K filed December 28, 2020 (No. 001-15925))

4.22	Form of 5.625% Senior Secured Note due 2027 (included in Exhibit 4.21)

4.23*

First Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.625% Senior Secured Notes due 2027, dated as of November 13, 2023, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee, and Credit Suisse AG, as Collateral Agent

4.24

Indenture, dated as of December 28, 2020, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee, and Credit Suisse AG, as Collateral Agent, relating to the 6.000% Senior Secured Notes due 2029 (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.'s Current Report on Form 8-K filed December 28, 2020 (No. 001-15925))

4.25	Form of 6.000% Senior Secured Note due 2029 (included in Exhibit 4.24)

4.26*

First Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.000% Senior Secured Notes due 2029, dated as of November 13, 2023, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee, and Credit Suisse AG, as Collateral Agent

4.27

Indenture, dated as of February 2, 2021, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the guarantors party thereto, and Regions Bank, as Trustee and Collateral Agent, relating to the 6.875% Junior-Priority Secured Notes due 2029 (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.'s Current Report on Form 8-K filed February 2, 2021 (No. 001-15925))

4.28	Form of 6.875% Junior-Priority Secured Note due 2029 (included in Exhibit 4.27)

4.29*

First Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Junior-Priority Secured Notes due 2029, dated as of November 13, 2023, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, and Regions Bank, as Trustee and Collateral Agent

4.30

Indenture, dated as of February 9, 2021, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee, and Credit Suisse AG, Collateral Agent, relating to the

No.	Description

4.750% Senior Secured Notes due 2031 (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.'s Current Report on Form 8-K filed February 9, 2021 (No. 001-15925))

4.31	Form of 4.750% Senior Secured Note due 2031 (included in Exhibit 4.30)

4.32*

First Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 4.750% Senior Secured Notes due 2031, dated as of November 13, 2023, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee, and Credit Suisse AG, as Collateral Agent

4.33

Indenture, dated as of May 19, 2021, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the guarantors party thereto, and Regions Bank, as Trustee and Collateral Agent, relating to the 6.125% Junior-Priority Secured Notes due 2030 (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.'s Current Report on Form 8-K filed May 20, 2021 (No. 001-15925))

4.34	Form of 6.125% Junior-Priority Secured Note due 2030 (included in Exhibit 4.33)

4.35*

First Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.125% Junior-Priority Secured Notes due 2030, dated as of November 13, 2023, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, and Regions Bank, as Trustee and Collateral Agent

4.36

Indenture, dated as of February 4, 2022, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee, and Credit Suisse AG as Collateral Agent, relating to the 5.250% Senior Secured Notes due 2030 (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.'s Current Report on Form 8-K filed February 4, 2022 (No. 001-15925))

4.37	Form of 5.250% Senior Secured Note due 2030 (included in Exhibit 4.36)

4.38*

First Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.250% Senior Secured Notes due 2030, dated as of November 13, 2023, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee, and Credit Suisse AG, as Collateral Agent

4.39

Indenture, dated as of December 22, 2023, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee, and Credit Suisse AG as Collateral Agent, relating to the 10.875% Senior Secured Notes due 2032 (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.'s Current Report on Form 8-K filed December 26, 2023 (No. 001-15925))

4.40	Form of 10.875% Senior Secured Note due 2032 (included in Exhibit 4.39)

4.41

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

4.42

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

4.43

Amended and Restated Junior-Priority Collateral Agreement, dated as of February 2, 2021, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the grantors named therein and Regions Bank, as Collateral Agent (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.'s Current Report on Form 8-K filed February 2, 2021 (No. 001-15925))

4.44

Amended and Restated Senior-Junior Lien Intercreditor Agreement, dated as of February 4, 2022, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the subsidiaries party thereto, Credit Suisse AG, Cayman Islands Branch, as Initial Senior-Priority Collateral Agent, Regions Bank, as Initial Junior-Priority

No.	Description

Collateral Agent and each additional agent from time to time party thereto (incorporated by reference to Exhibit 4.3 to Community Health Systems, Inc.'s Current Report on Form 8-K filed February 4, 2022 (No. 001-15925))

4.45

Junior-Priority Lien Pari Passu Intercreditor Agreement, dated as of June 22, 2018, among Regions Bank, as Collateral Agent, Regions Bank, in its capacity as Trustee under the 2023 Notes Indenture, Regions Bank, in its capacity as Trustee under the 2024 Notes Indenture and each additional authorized representative from time to time party thereto (incorporated by reference to Exhibit 4.06 to Community Health Systems, Inc.'s Current Report on Form 8-K filed June 25, 2018 (No. 001-15925))

10.1

Second Amended and Restated Guarantee and Collateral Agreement, dated as of July 25, 2007, as amended and restated as of November 5, 2010, as further amended as of August 17, 2012, and as further amended and restated as of November 19, 2019, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the subsidiary guarantors party thereto and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 4.5 to Community Health Systems, Inc.’s Current Report on Form 8-K filed November 19, 2019 (No. 001-15925))

10.2

Amendment and Restatement Agreement to the ABL Credit Agreement, dated as of November 22, 2021, among CHS/Community Health Systems, Inc., as the Borrower, Community Health Systems, Inc., as the Parent, the subsidiaries of the Borrower party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed on November 22, 2021 (No. 001-15925))

10.3

Guarantee and Collateral Agreement to ABL Credit Agreement, dated as of April 3, 2018, among CHS/Community Health Systems, Inc., as the Borrower, Community Health Systems, Inc., as the Parent, the subsidiaries of the Borrower party thereto, and JPMorgan Chase Bank, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.4 to Community Health Systems, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed May 2, 2018 (No. 001-15925))

10.4†

Form of Indemnification Agreement between Community Health Systems, Inc. and its directors and executive officers (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to Community Health Systems, Inc.’s Registration Statement on Form S-1/A filed May 2, 2000 (No. 333-31790))

10.5†

CHS/Community Health Systems, Inc. Amended and Restated Supplemental Executive Retirement Plan, as amended and restated as of January 1, 2009 (incorporated by reference to Exhibit 10.13 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

10.6†

Amendment No. 1, dated as of September 13, 2011, to the CHS/Community Health Systems, Inc. Amended and Restated Supplemental Executive Retirement Plan, as amended and restated as of January 1, 2009 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed October 28, 2011 (No. 001-15925))

10.7†

Amendment No. 2, dated as of January 1, 2014, to the CHS/Community Health Systems, Inc. Amended and Restated Supplemental Executive Retirement Plan, as amended and restated as of January 1, 2009 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed May 7, 2014 (No. 001-15925))

10.8†

CHS/Community Health Systems, Inc. 2018 Supplemental Executive Retirement Plan, executed on May 15, 2018 and effective January 1, 2018 (incorporated by reference to Exhibit 10.5 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed July 27, 2018 (No. 001-15925))

10.9†

Supplemental Executive Retirement Plan Trust, dated June 1, 2005, by and between CHS/Community Health Systems, Inc., as grantor, and Wachovia Bank, N.A., as Trustee (incorporated by reference to Exhibit 10.3 to Community Health Systems, Inc.’s Current Report on Form 8-K filed June 1, 2005 (No. 001-15925))

10.10†

Community Health Systems Supplemental Executive Benefits, dated December 31, 2008, as amended and restated as of February 15, 2023 (incorporated by reference to Exhibit 10.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 filed May 2, 2023 (No. 001-15925))

10.11†

CHS/Community Health Systems, Inc. Deferred Compensation Plan, amended and restated effective January 1, 2014 (incorporated by reference to Exhibit 10.25 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 filed February 26, 2014 (No. 001-15925))

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

10.14†

CHS NQDCP Adoption Agreement, executed as of August 11, 2009 (incorporated by reference to Exhibit 4.3 to Community Health Systems, Inc.’s Registration Statement on Form S-8 filed December 11, 2009 (No. 333-163691))

10.15†

Guarantee, dated December 9, 2009, made by Community Health Systems, Inc. in favor of CHS/Community Health Systems, Inc. with respect to CHS/Community Health Systems, Inc.’s payment obligations under the CHS/Community Health Systems, Inc. Deferred Compensation Plan and the NQDCP (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.’s Registration Statement on Form S-8 filed December 11, 2009 (No. 333-163691))

10.16†

Community Health Systems, Inc. 2019 Employee Performance Incentive Plan, as amended and restated September 13, 2023 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.'s Current Report on Form 10-Q for the quarter ended September 30, 2023 filed October 26, 2023 (No. 001-15925))

10.17†

Community Health Systems, Inc. Directors’ Fees Deferral Plan, as amended and restated on May 11, 2021 (incorporated by reference to Exhibit 10.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 filed July 29, 2021 (No. 001-15925))

10.18†

Community Health Systems, Inc. 2009 Stock Option and Award Plan, as amended and restated as of March 22, 2023 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed on May 10, 2023 (No. 001-15925))

10.19†

Form of Nonqualified Stock Option Agreement (Employee) for Community Health Systems, Inc. 2009 Stock Option and Award Plan (incorporated by reference to Exhibit 10.39 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 filed February 26, 2014 (No. 001-15925))

10.20†

Form of Restricted Stock Award Agreement for Community Health Systems, Inc. 2009 Stock Option and Award Plan (incorporated by reference to Exhibit 10.3 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed July 31, 2013 (No. 001-15925))

10.21†

Form of Performance Based Restricted Stock Award Agreement (Senior Officers) for Community Health Systems, Inc. 2009 Stock Option and Award Plan (for awards granted on or after March 1, 2020 through February 28, 2022) (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed April 29, 2020 (No. 001-15925))

10.22†

Form of Performance Based Restricted Stock Award Agreement (Senior Officers) for Community Health Systems, Inc. 2009 Stock Option and Award Plan (for awards granted on or after March 1, 2023) (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 filed May 2, 2022 (No. 001-15925))

10.23†

Form of Director Restricted Stock Unit Award Agreement for Community Health Systems, Inc. 2009 Stock Option and Award Plan (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 filed October 30, 2019 (No. 001-15925))

10.24†

Amendment of Certain Agreements under the Community Health Systems, Inc. 2009 Stock Option and Award Plan, dated as of December 7, 2022, between Community Health Systems, Inc. and Wayne T. Smith, as Grantee (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed December 8, 2022 (No. 001-15925))

10.25†

Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.3 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed May 7, 2014 (No. 001-15925))

10.26

Participation Agreement entered into as of January 1, 2005, by and between Community Health Systems Professional Services Corporation and HealthTrust Purchasing Group, L.P. (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 7, 2005 (No. 001-15925))

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

21*	List of Subsidiaries

23.1*	Consent of Deloitte & Touche LLP

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97†*	Community Health Systems, Inc. Amended and Restated Clawback Policy, dated September 13, 2023

99.1

Notice of (I) Pendency and Proposed Settlement of Stockholder Derivative Action; (II) Settlement Fairness Hearing; and (III) Motion for an Award of Attorney’s Fees and Litigation Expenses, dated December 8, 2023, and Stipulation and Agreement of Settlement, dated November 13, 2023 (incorporated by reference to Exhibit 99.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed December 8, 2023 (No. 001-15925))

101*

The following financial information from our annual report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 21, 2024, formatted in Inline Extensible Business Reporting Language: (i) the consolidated statements of (loss) income for the years ended December 31, 2023, 2022 and 2021, (ii) the consolidated statements of comprehensive (loss) income for the years ended December 31, 2023, 2022 and 2021, (iii) the consolidated balance sheets at December 31, 2023 and December 31, 2022, (iv) the consolidated statements of stockholders’ deficit for the years ended December 31, 2023, 2022 and 2021, (v) the consolidated statements of cash flows for the years ended December 31, 2023, 2022 and 2021, and (vi) the notes to the consolidated financial statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

Community Health Systems, Inc.

By:	/s/ Tim L. Hingtgen
Tim L. Hingtgen
Director and Chief Executive Officer

Date:	February 21, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Tim L. Hingtgen	Director and	February 21, 2024
Tim L. Hingtgen	Chief Executive Officer

/s/ Kevin J. Hammons	President and	February 21, 2024
Kevin J. Hammons	Chief Financial Officer

/s/ Jason K. Johnson	Senior Vice President and	February 21, 2024
Jason K. Johnson	Chief Accounting Officer

/s/ Wayne T. Smith	Chairman of the	February 21, 2024
Wayne T. Smith	Board of Directors

/s/ Susan W. Brooks	Director	February 21, 2024
Susan W. Brooks

/s/ Ronald L. Burgess, Jr.	Director	February 21, 2024
Ronald L. Burgess, Jr.

/s/ John A. Clerico	Director	February 21, 2024
John A. Clerico

/s/ Michael Dinkins	Director	February 21, 2024
Michael Dinkins

/s/ James S. Ely III	Director	February 21, 2024
James S. Ely III

/s/ John A. Fry	Director	February 21, 2024
John A. Fry

/s/ Joseph A. Hastings, D.M.D	Director	February 21, 2024
Joseph A. Hastings, D.M.D

/s/ Elizabeth T. Hirsch	Director	February 21, 2024
Elizabeth T. Hirsch

/s/ William Norris Jennings, M.D.	Director	February 21, 2024
William Norris Jennings, M.D.

/s/ K. Ranga Krishnan, MBBS	Director	February 21, 2024
K. Ranga Krishnan, MBBS

/s/ H. James Williams, Ph.D.	Director	February 21, 2024
H. James Williams, Ph.D.