Form 10-Q
period 2024-03-31
COMMUNITY HEALTH SYSTEMS INC
filed 2024-04-25
CIK 1108109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024 ☐

or

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

As of April 19, 2024, there were outstanding 138,966,388 shares of the Registrant’s Common Stock, $0.01 par value.

Community Health Systems, Inc.

Form 10-Q

For the Three Months Ended March 31, 2024

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF LOSS

(In millions, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Net operating revenues	$3,140	$3,108
Operating costs and expenses:
Salaries and benefits	1,368	1,365
Supplies	487	507
Other operating expenses	845	835
Lease cost and rent	77	81
Depreciation and amortization	115	132
Impairment and (gain) loss on sale of businesses, net	17	(22)
Total operating costs and expenses	2,909	2,898
Income from operations	231	210
Interest expense, net	211	207
Equity in earnings of unconsolidated affiliates	(2)	(3)
Income before income taxes	22	6
Provision for income taxes	28	26
Net loss	(6)	(20)
Less: Net income attributable to noncontrolling interests	35	31
Net loss attributable to Community Health Systems, Inc. stockholders	$(41)	$(51)
Loss per share attributable to Community Health Systems, Inc. stockholders:
Basic	$(0.32)	$(0.40)
Diluted	$(0.32)	$(0.40)
Weighted-average number of shares outstanding:
Basic	131,272,044	129,688,917
Diluted	131,272,044	129,688,917

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In millions)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Net loss	$(6)	$(20)
Other comprehensive (loss) income, net of income taxes:
Net change in fair value of available-for-sale debt securities, net of tax	(2)	3
Other comprehensive (loss) income	(2)	3
Comprehensive loss	(8)	(17)
Less: Comprehensive income attributable to noncontrolling interests	35	31
Comprehensive loss attributable to Community Health Systems, Inc. stockholders	$(43)	$(48)

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$48	$38
Patient accounts receivable	2,194	2,231
Supplies	329	328
Prepaid income taxes	34	76
Prepaid expenses and taxes	263	260
Other current assets	307	275
Total current assets	3,175	3,208
Property and equipment	9,607	9,511
Less accumulated depreciation and amortization	(4,388)	(4,304)
Property and equipment, net	5,219	5,207
Goodwill	3,957	3,958
Deferred income taxes	29	29
Other assets, net	2,037	2,053
Total assets	$14,417	$14,455
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$34	$21
Current operating lease liabilities	115	124
Accounts payable	941	912
Accrued liabilities:
Employee compensation	504	571
Accrued interest	207	160
Other	335	354
Total current liabilities	2,136	2,142
Long-term debt	11,533	11,466
Deferred income taxes	354	369
Long-term operating lease liabilities	546	563
Other long-term liabilities	726	739
Total liabilities	15,295	15,279
Redeemable noncontrolling interests in equity of consolidated subsidiaries	329	323
STOCKHOLDERS’ DEFICIT
Community Health Systems, Inc. stockholders’ deficit:
Preferred stock, $.01 par value per share, 100,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value per share, 300,000,000 shares authorized; 138,966,388 shares issued and outstanding at March 31, 2024, and 136,774,911 shares issued and outstanding at December 31, 2023	1	1
Additional paid-in capital	2,192	2,185
Accumulated other comprehensive loss	(16)	(14)
Accumulated deficit	(3,605)	(3,564)
Total Community Health Systems, Inc. stockholders’ deficit	(1,428)	(1,392)
Noncontrolling interests in equity of consolidated subsidiaries	221	245
Total stockholders’ deficit	(1,207)	(1,147)
Total liabilities and stockholders’ deficit	$14,417	$14,455

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(6)	$(20)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	115	132
Deferred income taxes	(14)	7
Stock-based compensation expense	6	6
Impairment and (gain) loss on sale of businesses, net	17	(22)
Other non-cash expenses, net	33	42
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Patient accounts receivable	39	(2)
Supplies, prepaid expenses and other current assets	(40)	(50)
Accounts payable, accrued liabilities and income taxes	(13)	(32)
Other	(41)	(56)
Net cash provided by operating activities	96	5
Cash flows from investing activities:
Acquisitions of facilities and other related businesses	(1)	(8)
Purchases of property and equipment	(93)	(122)
Proceeds from disposition of hospitals and other ancillary operations	—	92
Proceeds from sale of property and equipment	1	5
Purchases of available-for-sale debt securities and equity securities	(4)	(26)
Proceeds from sales of available-for-sale debt securities and equity securities	12	61
Purchases of investments in unconsolidated affiliates	(4)	(5)
Increase in other investments	(10)	(16)
Net cash used in investing activities	(99)	(19)
Cash flows from financing activities:
Repurchase of restricted stock shares for payroll tax withholding requirements	(2)	(4)
Proceeds from noncontrolling investors in joint ventures	—	2
Redemption of noncontrolling investments in joint ventures	—	(1)
Distributions to noncontrolling investors in joint ventures	(50)	(44)
Other borrowings	17	29
Proceeds from ABL Facility	933	815
Repayments of long-term indebtedness	(885)	(757)
Net cash provided by financing activities	13	40
Net change in cash and cash equivalents	10	26
Cash and cash equivalents at beginning of period	38	118
Cash and cash equivalents at end of period	$48	$144
Supplemental disclosure of cash flow information:
Interest payments	$(149)	$(197)
Income tax payments, net	$—	$—

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The unaudited condensed consolidated financial statements of Community Health Systems, Inc. (the “Parent Company”) and its subsidiaries (the “Company”) as of March 31, 2024 and December 31, 2023 and for the three-month periods ended March 31, 2024 and 2023, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. All intercompany transactions and balances have been eliminated. The results of operations for the three months ended March 31, 2024, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2024. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates under different assumptions or conditions.

Certain information and disclosures normally included in the notes to the consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission (the “SEC”). The Company believes the disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2023, contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 21, 2024 (“2023 Form 10-K”).

Noncontrolling interests in less-than-wholly-owned consolidated subsidiaries of the Parent Company are presented as a component of total equity in the condensed consolidated balance sheets to distinguish between the interests of the Parent Company and the interests of the noncontrolling owners. Noncontrolling interests that are redeemable or may become redeemable at a fixed or determinable price at the option of the holder or upon the occurrence of an event outside of the control of the Company are presented in mezzanine equity in the condensed consolidated balance sheets.

Substantially all of the Company’s operating costs and expenses are “cost of revenue” items. Operating costs that could be classified as general and administrative by the Company include the Company’s corporate office costs at its Franklin, Tennessee office, which were $82 million and $61 million for the three months ended March 31, 2024 and 2023, respectively. The increase in corporate office costs during the three months ended March 31, 2024 compared to the same period in 2023 is primarily due to increased expense for incentive compensation and the impact of certain non-recurring adjustments.

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

Revenue Recognition.

Net Operating Revenues

Net operating revenues are recorded at the transaction price estimated by the Company to reflect the total consideration due from patients and third-party payors in exchange for providing goods and services in patient care. These services are considered to be a single performance obligation and have a duration of less than one year. Revenues are recorded as these goods and services are provided. The transaction price, which involves significant estimates, is determined based on the Company’s standard charges for the goods and services provided, with a reduction recorded for price concessions related to third party contractual arrangements as well as patient discounts and other patient price concessions. During the three months ended March 31, 2024 and 2023, the impact of changes to the inputs used to determine the transaction price was considered immaterial.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

Currently, several states utilize supplemental reimbursement programs for the purpose of providing reimbursement to providers that is not specifically tied to an individual’s care, some of which offsets a portion of the cost of providing care to Medicaid and indigent patients. The programs are funded with a combination of state and federal resources, including, in certain instances, fees or taxes levied on the providers. The programs are generally authorized by the Centers for Medicare & Medicaid Services (“CMS”) for a specified period of time and require CMS’s approval to be extended. Under these supplemental programs, the Company recognizes revenue and related expenses in the period in which amounts are estimable and payment is reasonably assured. Reimbursement under these programs is reflected in net operating revenues. Taxes or other program-related costs are reflected in other operating expenses.

The Company’s net operating revenues for the three months ended March 31, 2024 and 2023 have been presented in the following table based on an allocation of the estimated transaction price with the patient between the primary patient classification of insurance coverage (in millions):

	Three Months Ended
	March 31,
	2024	2023
Medicare	$596	$649
Medicare Managed Care	579	543
Medicaid	441	423
Managed Care and other third-party payors	1,480	1,469
Self-pay	44	24
Total	$3,140	$3,108

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

Final settlements for some payors and programs are subject to adjustment based on administrative review and audit by third parties. As a result of these final settlements, the Company has recorded amounts due to third-party payors of $74 million and $97 million as of March 31, 2024 and December 31, 2023, respectively, and these amounts are included in accrued liabilities-other in the accompanying condensed consolidated balance sheets. Amounts due from third-party payors were $131 million and $130 million as of March 31, 2024 and December 31, 2023, respectively, and are included in other current assets in the accompanying condensed consolidated balance sheets. Substantially all Medicare and Medicaid cost reports are final settled through 2019.

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

These charity care services are estimated to be $316 million and $326 million for the three months ended March 31, 2024 and 2023, respectively, representing the value (at the Company’s standard charges) of these charity care services that are excluded from net operating revenues. The estimated cost incurred by the Company to provide these charity care services to patients who are unable to pay was approximately $30 million and $38 million for the three months ended March 31, 2024 and 2023, respectively. The estimated cost of these charity care services was determined using a ratio of cost to gross charges and applying that ratio to the gross charges associated with providing care to charity patients for the period.

Accounting for the Impairment or Disposal of Long-Lived Assets. During the three months ended March 31, 2024, the Company recorded an impairment charge of approximately $17 million primarily to reduce the carrying value of several assets that were idled, disposed of or held-for-sale.

During the three months ended March 31, 2023, the Company recorded a net gain of approximately $22 million, comprised of a gain of $25 million related to the sale of a hospital on January 1, 2023, offset by an approximately $3 million impairment charge recorded to reduce the carrying value of several assets that were idled, disposed of or held-for-sale.

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

The Company has evaluated all other recently issued, but not yet effective, ASUs and does not expect the eventual adoption of such ASUs to have a material impact on its consolidated financial position or results of operations.

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

The 2009 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code (“IRC”) and for the grant of stock options which do not so qualify, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance-based shares or units and other share awards. Persons eligible to receive grants under the 2009 Plan include the Company’s directors, officers, employees and consultants. To date, all options granted under the 2009 Plan have been “nonqualified” stock options for tax purposes. Generally, these options vest in one-third increments on each of the first three anniversaries of the option grant date and expire on the tenth anniversary of the option grant date. The exercise price of all options granted under the 2009 Plan is equal to the fair value of the Company’s common stock on the option grant date. As of March 31, 2024, 3,895,174 shares of unissued common stock were reserved for future grants under the 2009 Plan.

The following table reflects the impact of total compensation expense related to stock-based equity plans on the reported operating results for the respective periods (in millions):

	Three Months Ended
	March 31,
	2024	2023
Effect on income before income taxes	$(6)	$(6)
Effect on net loss	$(5)	$(5)

At March 31, 2024, $34 million of unrecognized stock-based compensation expense related to outstanding unvested stock options, restricted stock and restricted stock units (the terms of which are summarized below) was expected to be recognized over a weighted-average period of 24 months. Of that amount, $6 million relates to outstanding unvested stock options expected to be recognized over a weighted-average period of 24 months and $28 million relates to outstanding unvested restricted stock and RSUs expected to be recognized over a weighted-average period of 24 months. There were no modifications to awards during the three months ended March 31, 2024 and 2023.

The fair value of stock options was estimated using the Black Scholes option pricing model with the following assumptions and weighted-average fair values during the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Expected volatility	90.1%	87.3%
Expected dividends	—	—
Expected term	6 years	6 years
Risk-free interest rate	4.3%	4.2%

In determining the expected term, the Company examined concentrations of option holdings and historical patterns of option exercises and forfeitures, as well as forward-looking factors, in an effort to determine if there were any discernible employee populations. From this analysis, in determining the expected term for both of the three-month periods ended March 31, 2024 and 2023, the Company identified one population, consisting of persons receiving grants of stock options. The computation of expected term was performed using the simplified method for all stock options granted in the periods presented. The simplified method was used as a result of the Company determining that historical exercise data does not provide a reasonable basis for the expected term of its grants, due primarily to the limited number of stock option exercises that have occurred.

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

Options outstanding and exercisable under the 2009 Plan as of March 31, 2024, and changes during the three-month period following December 31, 2023, was as follows (in millions, except share and per share data):

			Weighted-	Aggregate
		Weighted-	Average	Intrinsic
		Average	Remaining	Value as of
		Exercise	Contractual	March 31,
	Shares	Price	Term	2024
Outstanding at December 31, 2023	3,630,750	$7.07
Granted	901,000	2.87
Exercised	—	—
Forfeited and cancelled	(27,000)	4.96
Outstanding at March 31, 2024	4,504,750	$6.24	7.7 years	$1
Exercisable at March 31, 2024	2,807,739	$6.98	6.7 years	$—

The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2024 and 2023 was $2.19 and $4.61, respectively. The aggregate intrinsic value (calculated as the number of in-the-money stock options multiplied by the difference between the Company’s closing stock price on the last trading day of the reporting period ($3.50) and the exercise price of the respective stock options) in the table above represents the amount that would have been received by the option holders had all option holders exercised their options on March 31, 2024. This amount changes based on the market value of the Company’s common stock. No stock options were exercised during the three months ended March 31, 2024. The aggregate intrinsic value of options exercised was less than $1 million during the three months ended March 31, 2023. The aggregate intrinsic value of options vested and expected to vest approximates that of the outstanding options.

The Company has also awarded restricted stock under the 2009 Plan to employees of certain subsidiaries. With respect to time-based vesting restricted stock that has been awarded under the 2009 Plan, the restrictions on these shares have generally lapsed in one-third increments on each of the first three anniversaries of the award date. In addition, certain of the restricted stock awards granted to the Company’s senior executives have contained performance objectives required to be met in addition to any time-based vesting requirements. If the applicable performance objectives are not attained, these awards will be forfeited in their entirety. For performance-based awards, the performance objectives are measured cumulatively over a three-year period. If the applicable target performance objective is met at the end of the three-year period, then the restricted stock award subject to such performance objective will vest in full on the third anniversary of the award date. Additionally, for these performance-based awards, based on the level of achievement for the applicable performance objective within the parameters specified in the award agreement, the number of shares to be issued in connection with the vesting of the award may be adjusted to decrease or increase the number of shares specified in the original award. Notwithstanding the above-mentioned performance objectives and vesting requirements, the restrictions with respect to restricted stock granted under the 2009 Plan may lapse earlier in the event of death, disability, change in control of the Company or, other than for performance-based awards, termination of employment by the Company for any reason other than for cause of the holder of the restricted stock. On March 1, 2024, restricted stock awards subject to performance objectives granted on March 1, 2021 vested based on the Company’s cumulative performance compared to performance objectives for the 2021 through 2023 performance period, which were set prior to the date of grant. Such awards vested at 80% of the number of shares originally granted to the Company’s then executive chairman, chief executive officer and chief financial officer based on the performance objectives applicable to the then executive chairman, chief executive officer and chief financial officer, and at 100% of the number of shares originally granted to other senior executives based on the performance objectives applicable to such other senior executives. Restricted stock awards subject to performance objectives that have not yet been satisfied are not considered outstanding for purposes of determining diluted earnings per share unless the performance objectives have been satisfied on the basis of results through the end of each respective reporting period.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

Restricted stock outstanding under the 2009 Plan as of March 31, 2024, and changes during the three-month period following December 31, 2023, was as follows:

		Weighted-
		Average Grant
	Shares	Date Fair Value
Unvested at December 31, 2023	6,053,823	$8.00
Granted	2,842,000	2.87
Vested	(2,111,567)	8.47
Forfeited	(147,001)	8.34
Unvested at March 31, 2024	6,637,255	5.65

RSUs have been granted to the Company’s non-management directors under the 2009 Plan. Each of the Company’s then serving non-management directors received grants under the 2009 Plan of 62,718 RSUs and 29,268 RSUs with a grant date of March 1, 2024 and 2023, respectively. Both the March 2024 and 2023 grants had a grant date fair value of approximately $180,000. In addition to the grants set forth above, on March 1, 2024 and March 1, 2023, the non-employee Chairman of the Board of Directors was awarded an additional grant of 92,334 RSUs and 43,089 RSUs, respectively, each with a grant date fair value of approximately $265,000, as additional compensation for serving as Chairman of the Board of Directors. Vesting of these RSUs occurs in one-third increments on each of the first three anniversaries of the award date or upon the director’s earlier cessation of service on the Board of Directors, other than for cause. Each non-management director may elect, prior to the beginning of the calendar year in which the award is granted, to defer the receipt of shares of the Company’s common stock issuable upon vesting until either his or her (i) separation from service with the Company or (ii) attainment of an age specified in advance by the non-management director. A total of five directors elected to defer the receipt of RSUs granted on March 1, 2024 to a future date, and a total of four directors elected to defer the receipt of RSUs granted on March 1, 2023 to a future date.

RSUs outstanding under the 2009 Plan as of March 31, 2024, and changes during the three-month period following December 31, 2023, was as follows:

		Weighted-
		Average Grant
	Shares	Date Fair Value
Unvested at December 31, 2023	775,926	$6.86
Granted	844,950	2.87
Vested	(129,384)	7.78
Forfeited	—	—
Unvested at March 31, 2024	1,491,492	4.52

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

During the three months ended March 31, 2024, one or more subsidiaries of the Company paid approximately $1 million to acquire the operating assets and related businesses of certain physician practices and clinics that operate within the communities served by the Company’s affiliated hospitals. The purchase price for these transactions was primarily allocated to working capital and property and equipment.

Divestitures

There were no hospital divestitures completed during the three months ended March 31, 2024. The following table provides a summary of hospitals that the Company divested (or, in the case of Lutheran Rehabilitation Hospital, in which the Company sold a majority interest) during the year ended December 31, 2023:

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

On February 28, 2023, the Company entered into a definitive agreement for the sale of substantially all of the assets of Lake Norman Regional Medical Center (123 licensed beds) in Mooresville, North Carolina, and Davis Regional Medical Center (144 licensed beds) in Statesville, North Carolina, to Novant Health, Inc. In January 2024, the Federal Trade Commission filed a complaint for temporary restraining order and preliminary injunction in the United States District Court for the Western District of North Carolina seeking to enjoin the consummation of the aforementioned sale of Lake Norman Regional Medical Center and Davis Regional Medical Center to Novant Health, Inc. The administrative merits hearing on such matter is scheduled to begin on May 1, 2024. These hospitals were classified as held-for-sale as of March 31, 2024.

The following table discloses amounts included in the condensed consolidated balance sheets for the hospitals classified as held-for-sale as of March 31, 2024 and December 31, 2023 (in millions). Other assets, net, primarily includes the net property and equipment and goodwill for the hospitals held-for-sale. No divestitures or potential divestitures meet the criteria for reporting as a discontinued operation as of March 31, 2024 or December 31, 2023.

	March 31, 2024	December 31, 2023
Other current assets	$6	$6
Other assets, net	219	218
Accrued liabilities	(13)	(13)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

4. GOODWILL

The changes in the carrying amount of goodwill for the three months ended March 31, 2024 are as follows (in millions):

Balance, as of December 31, 2023
Goodwill	$6,772
Accumulated impairment losses	(2,814)
3,958
Goodwill acquired as part of acquisitions during current year	—
Goodwill allocated to hospitals divested or held-for-sale	(1)
Balance, as of March 31, 2024
Goodwill	6,771
Accumulated impairment losses	(2,814)
$3,957

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

5. INCOME TAXES

The total amount of unrecognized benefit that would affect the effective tax rate, if recognized, was $45 million at March 31, 2024. A total of $3 million of interest and penalties is included in the amount of the liability for uncertain tax positions at March 31, 2024. It is the Company’s policy to recognize interest and penalties related to unrecognized benefits in its condensed consolidated statements of loss as income tax expense.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

The Company’s provision for income taxes was $28 million and $26 million for the three months ended March 31, 2024 and 2023, respectively. The Company’s effective tax rates were 127.3% and 433.3% for the three months ended March 31, 2024 and 2023, respectively. The increase in the provision for income taxes and the difference in the Company's effective tax rate for the three months ended March 31, 2024, compared to the same period in 2023 was primarily due to an increase in income before income taxes.

Cash paid for income taxes, net of refunds received, resulted in a net payment of less than $1 million during both of the three-month periods ended March 31, 2024 and 2023.

6. LONG-TERM DEBT

Long-term debt, net of unamortized debt issuance costs and discounts or premiums, consists of the following (in millions):

	March 31,	December 31,
	2024	2023
8% Senior Secured Notes due 2026	$1,116	$1,116
8% Senior Secured Notes due 2027	700	700
5⅝% Senior Secured Notes due 2027	1,900	1,900
6⅞% Senior Notes due 2028	756	756
6% Senior Secured Notes due 2029	644	644
5¼% Senior Secured Notes due 2030	1,535	1,535
4¾% Senior Secured Notes due 2031	1,058	1,058
10⅞% Senior Secured Notes due 2032	1,000	1,000
6⅞% Junior-Priority Secured Notes due 2029	1,244	1,244
6⅛% Junior-Priority Secured Notes due 2030	1,227	1,227
ABL Facility	302	247
Finance lease and financing obligations	366	366
Other	42	32
Less: Unamortized deferred debt issuance costs and note premium	(323)	(338)
Total debt	11,567	11,487
Less: Current maturities	(34)	(21)
Total long-term debt	$11,533	$11,466

Pursuant to the asset-based loan (ABL) credit agreement, the lenders have extended to CHS/Community Health Systems, Inc. (“CHS”) a revolving asset-based loan facility (the “ABL Facility”). The maximum aggregate principal amount under the ABL Facility is $1.0 billion, subject to borrowing base capacity. At March 31, 2024, the Company had outstanding borrowings of $302 million and approximately $618 million of additional borrowing capacity (after taking into consideration the $67 million of outstanding letters of credit) under the ABL Facility. The issued letters of credit were primarily in support of potential insurance-related claims and certain bonds. Letters of credit were reduced during the three months ended March 31, 2024 by $14 million, primarily in relation to a professional liability claim that was settled and funded during the three months ended March 31, 2024.

The ABL Facility contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the Company’s ability, subject to certain exceptions, to, among other things (1) declare dividends, make distributions or redeem or repurchase capital stock, (2) prepay, redeem or repurchase other debt, (3) incur liens or grant negative pledges, (4) make loans and investments and enter into acquisitions and joint ventures, (5) incur additional indebtedness or provide certain guarantees, (6) engage in mergers, acquisitions and asset sales, (7) conduct transactions with affiliates, (8) alter the nature of the Company’s, CHS’ or the guarantors’ businesses, (9) grant certain guarantees with respect to physician practices, (10) engage in sale and leaseback transactions or (11) change the Company’s fiscal year. The Company is also required to comply with a consolidated fixed coverage ratio, upon certain triggering events described below, and various affirmative covenants. The consolidated fixed charge coverage ratio is calculated as the ratio of (x) consolidated EBITDA (as defined in the ABL Facility) less capital expenditures to (y) the sum of consolidated interest expense (as defined in the ABL Facility), scheduled principal payments, income taxes and restricted payments made in cash or in permitted investments. For purposes of calculating the consolidated fixed charge coverage ratio, the calculation of consolidated EBITDA as defined in the ABL Facility is a trailing 12-month calculation that begins with the Company’s consolidated net income, with certain adjustments for interest, taxes, depreciation and amortization, net income attributable to noncontrolling interests, stock compensation expense, restructuring costs, and the financial impact of other non-cash or non-recurring items recorded during any such 12-month period. The consolidated fixed charge coverage ratio is a required covenant only in periods where the total borrowings outstanding under the ABL Facility reduce the amount available in the facility to less than the greater of (i) $95 million or (ii) 10% of the calculated borrowing base. As a result, in the event the Company has less than $95

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

million available under the ABL Facility, the Company would need to comply with the consolidated fixed charge coverage ratio. At March 31, 2024, the Company is not subject to the consolidated fixed charge coverage ratio as such triggering event had not occurred during the twelve months ended March 31, 2024.

The Company paid interest of $149 million and $197 million on borrowings during the three months ended March 31, 2024 and 2023, respectively.

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments has been estimated by the Company using available market information as of March 31, 2024 and December 31, 2023, and valuation methodologies considered appropriate. The estimates presented in the table below are not necessarily indicative of amounts the Company could realize in a current market exchange (in millions):

	March 31, 2024		December 31, 2023
	Carrying	Estimated Fair	Carrying	Estimated Fair
	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	$48	$48	$38	$38
Investments in equity securities	65	65	69	69
Available-for-sale debt securities	178	178	182	182
Trading securities	5	5	5	5
Liabilities:
8% Senior Secured Notes due 2026	1,110	1,114	1,109	1,114
8% Senior Secured Notes due 2027	695	688	695	679
5⅝% Senior Secured Notes due 2027	1,851	1,751	1,847	1,767
6⅞% Senior Notes due 2028	750	534	750	470
6% Senior Secured Notes due 2029	623	562	622	580
5¼% Senior Secured Notes due 2030	1,460	1,253	1,458	1,287
4¾% Senior Secured Notes due 2031	1,054	818	1,054	834
10⅞% Senior Secured Notes due 2032	982	1,031	982	1,047
6⅞% Junior-Priority Secured Notes due 2029	1,165	934	1,162	812
6⅛% Junior-Priority Secured Notes due 2030	1,169	885	1,167	781
ABL Facility and other debt	341	341	275	275

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

In instances where the determination of the fair value hierarchy measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment of factors specific to the asset or liability. Transfers between levels within the fair value hierarchy are recognized by the Company on the date of the change in circumstances that requires such transfer. There were no transfers between levels during the three months ended March 31, 2024 and 2023.

The following table sets forth, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 (in millions):

	March 31, 2024	Level 1	Level 2	Level 3
Investments in equity securities	$65	$65	$—	$—
Available-for-sale debt securities	178	—	178	—
Trading securities	5	—	5	—
Total assets	$248	$65	$183	$—

	December 31, 2023	Level 1	Level 2	Level 3
Investments in equity securities	$69	$69	$—	$—
Available-for-sale debt securities	182	—	182	—
Trading securities	5	—	5	—
Total assets	$256	$69	$187	$—

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

9. LEASES

The Company utilizes operating and finance leases for the use of certain hospitals, medical office buildings, and medical equipment. The components of lease cost and rent expense for the three months ended March 31, 2024 and 2023 are as follows (in millions):

	Three Months Ended March 31,
Lease Cost	2024	2023
Operating lease cost:
Operating lease cost	$48	$55
Short-term rent expense	23	22
Variable lease cost	7	5
Sublease income	(1)	(1)
Total operating lease cost	$77	$81
Finance lease cost:
Amortization of right-of-use assets	$3	$3
Interest on finance lease liabilities	3	3
Total finance lease cost	$6	$6

Supplemental balance sheet information related to leases is as follows (in millions):

	Balance Sheet Classification	March 31, 2024	December 31, 2023
Operating Leases:
Operating lease right-of-use assets	Other assets, net	$642	$665

Finance Leases:
Finance lease right-of-use assets	Property and equipment
	Land and improvements	$—	$—
	Buildings and improvements	246	246
	Equipment and fixtures	10	10
	Property and equipment	256	256
	Less accumulated depreciation and amortization	(56)	(55)
	Property and equipment, net	$200	$201

Current finance lease liabilities	Current maturities of long-term debt	$2	$2
Long-term finance lease liabilities	Long-term debt	214	214

Supplemental cash flow information related to leases for the three months ended March 31, 2024 and 2023 is as follows (in millions):

	Three Months Ended March 31,
Cash flow information	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (1)	$46	$52
Operating cash flows from finance leases	3	3
Financing cash flows from finance leases	1	1
Right-of-use assets obtained in exchange for new finance lease liabilities	1	—
Right-of-use assets obtained in exchange for new operating lease liabilities	10	24

_______________________________

(1)
Included in the change in other operating assets and liabilities in the condensed consolidated statements of cash flows.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

10. STOCKHOLDERS’ DEFICIT

Authorized capital shares of the Company include 400,000,000 shares of capital stock consisting of 300,000,000 shares of common stock and 100,000,000 shares of preferred stock. Each of the aforementioned classes of capital stock has a par value of $0.01 per share. Shares of preferred stock, none of which were outstanding as of March 31, 2024, may be issued in one or more series having such rights, preferences and other provisions as determined by the Board of Directors without approval by the holders of common stock.

The Company is a holding company, which operates through its subsidiaries. The ABL Facility and the indentures governing each series of the Company’s outstanding notes contain various covenants under which the assets of the subsidiaries of the Company are subject to certain restrictions relating to, among other matters, dividends and distributions, as referenced in the paragraph below.

The ABL Facility and the indentures governing each series of the Company’s outstanding notes restrict the Company’s subsidiaries from, among other matters, paying dividends and making distributions to the Company, which thereby limits the Company’s ability to pay dividends and/or repurchase stock. As of March 31, 2024, under the most restrictive test in these agreements (and subject to certain exceptions), the Company has approximately $300 million of capacity to pay permitted dividends and/or repurchase shares of stock or make other restricted payments.

The schedule below presents the reconciliation of the carrying amount of total equity, equity attributable to the Company’s stockholders, and equity attributable to noncontrolling interests as of March 31, 2024, and during the three-month period following December 31, 2023 (in millions). Other reclassifications of noncontrolling interests reflects reclassification of amounts from redeemable noncontrolling interests to noncontrolling interests due to the expiration of redemption features.

		Community Health Systems, Inc. Stockholders
	Redeemable Noncontrolling Interest	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Noncontrolling Interest	Total Stockholders’ Deficit
Balance, December 31, 2023	$323	$1	$2,185	$(14)	$(3,564)	$245	$(1,147)
Comprehensive income (loss)	16	—	—	(2)	(41)	19	(24)
Distributions to noncontrolling interests	(17)	—	—	—	—	(33)	(33)
Adjustment to redemption value of redeemable noncontrolling interests	(3)	—	3	—	—	—	3
Cancellation of restricted stock for tax withholdings on vested shares	—	—	(2)	—	—	—	(2)
Other reclassifications of noncontrolling interests	10	—	—	—	—	(10)	(10)
Share-based compensation	—	—	6	—	—	—	6
Balance, March 31, 2024	$329	$1	$2,192	$(16)	$(3,605)	$221	$(1,207)

The following schedule presents the reconciliation of the carrying amount of total equity, equity attributable to the Company’s stockholders, and equity attributable to the noncontrolling interests as of March 31, 2023, and during the three-month period following December 31, 2022 (in millions):

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

11. EARNINGS PER SHARE

The following table sets forth the components of the denominator for the computation of basic and diluted earnings per share for net loss attributable to Community Health Systems, Inc. stockholders:

	Three Months Ended
	March 31,
	2024	2023
Weighted-average number of shares outstanding — basic	131,272,044	129,688,917
Effect of dilutive securities:
Restricted stock awards	—	—
Employee stock options	—	—
Other equity-based awards	—	—
Weighted-average number of shares outstanding — diluted	131,272,044	129,688,917

The Company generated a loss attributable to Community Health Systems, Inc. stockholders for both of the three-month periods ended March 31, 2024 and 2023, so the effect of dilutive securities is not considered because their effect would be antidilutive. If the Company had generated income during the three months ended March 31, 2024 and 2023, the effect of restricted stock awards, employee stock options, and other equity-based awards on the diluted shares calculation would have been an increase of 443,799 shares and 468,193 shares, respectively.

	Three Months Ended
	March 31,
	2024	2023
Dilutive securities outstanding not included in the computation of earnings per share because their effect is antidilutive:
Employee stock options and restricted stock awards	5,800,333	5,889,077

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

The table below presents a reconciliation of the beginning and ending liability balances (in millions) during the three months ended March 31, 2024, with respect to the Company’s determination of the contingencies of the Company in respect of which an accrual has been recorded. The liability as of March 31, 2024 is comprised of individually insignificant amounts for various matters.

Summary of Recorded Amounts

Probable
Contingencies
Balance as of December 31, 2023	$7
Expense	—
Reserve for insured claim	(1)
Cash payments	—
Balance as of March 31, 2024	$6

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

13. SUBSEQUENT EVENTS

On April 18, 2024, subsidiaries of the Company entered into a definitive agreement for the sale of substantially all of the assets of Tennova Healthcare - Cleveland (351 licensed beds) in Cleveland, Tennessee, to affiliates of Hamilton Health Care System, Inc. and certain of its affiliates.

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

We are one of the nation’s largest healthcare companies. Our affiliates are leading providers of healthcare services, developing and operating healthcare delivery systems in 40 distinct markets across 15 states. As of March 31, 2024, our subsidiaries own or lease 71 affiliated hospitals, with approximately 12,000 beds, and operate more than 1,000 sites of care, including physician practices, urgent care centers, freestanding emergency departments, occupational medicine clinics, imaging centers, cancer centers and ambulatory surgery centers. We generate revenues by providing a broad range of general and specialized hospital healthcare services and outpatient services to patients in the communities in which we are located. For the hospitals and other sites of care that we own and operate, we are paid for our services by governmental agencies, private insurers and directly by the patients we serve.

Acquisition and Divestiture Activity

During the three months ended March 31, 2024, we paid approximately $1 million to acquire the operating assets and related businesses of certain physician practices and clinics that operate within the communities served by our hospitals. The purchase price for these transactions was primarily allocated to working capital and property and equipment.

There were no hospital divestitures completed during the three months ended March 31, 2024. The following table provides a summary of hospitals that we divested (or, in the case of Lutheran Rehabilitation Hospital, in which we sold a majority interest) during the year ended December 31, 2023:

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

In addition to hospitals divested in 2023, we have entered into definitive agreements to sell a total of three hospitals where the divestiture has not yet been completed. The following sets forth such definitive agreements:

•
On February 28, 2023, we entered into a definitive agreement for the sale of substantially all of the assets of Lake Norman Regional Medical Center (123 licensed beds) in Mooresville, North Carolina, and Davis Regional Medical Center (144 licensed beds) in Statesville, North Carolina, to Novant Health, Inc., or Novant. For additional information regarding this potential disposition, see the Current Report on Form 8-K filed by us on February 28, 2023. On January 25, 2024, the Federal Trade Commission, or FTC, filed a complaint seeking to enjoin the consummation of the sale of these hospitals to Novant. For additional information regarding this litigation, see the Legal Proceedings section of Part I, Item 3 of the 2023 Form 10-K. Taking into account this FTC action, there can be no assurance that this transaction with Novant will be completed, or if this transaction is completed, the ultimate timing of the completion of this transaction.
•
On April 18, 2024, we entered into a definitive agreement for the sale of substantially all of the assets of Tennova Healthcare - Cleveland (351 licensed beds) in Cleveland, Tennessee, to affiliates of Hamilton Health Care System, Inc. and certain of its affiliates. For additional information regarding this potential disposition, see the Current Report on Form 8-K filed by us on April 18, 2024.

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

Overview of Operating Results

Net operating revenues increased from $3.108 billion for the three months ended March 31, 2023 to $3.140 billion for the three months ended March 31, 2024. On a same-store basis, net operating revenues for the three months ended March 31, 2024 increased $170 million.

We had net loss of $6 million during the three months ended March 31, 2024, compared to a net loss of $20 million for the same period in 2023. Net loss for the three months ended March 31, 2024 included the following:

•
an after-tax charge of $10 million for expense related to costs associated with our multi-year initiative to modernize and consolidate technology platforms and associated processes, and
•
an after-tax charge of $13 million resulting from impairment of long-lived assets that were idled, disposed of or held-for-sale.

Net loss for the three months ended March 31, 2023 included the following:

•
an after-tax charge of $8 million for expense related to government and other legal matters and related costs,
•
an after-tax benefit of $14 million for the gain related to the sale of a hospital and the impairment of long-lived assets that were idled, disposed of or held-for-sale, and
•
an after-tax charge of $1 million for restructuring charges related to the closure of businesses as well as service line closures and consolidations at certain hospitals.

Consolidated inpatient admissions for the three months ended March 31, 2024, decreased 2.3%, compared to the same period in 2023. Consolidated adjusted admissions for the three months ended March 31, 2024, decreased 4.0%, compared to the same period in 2023. Same-store inpatient admissions for the three months ended March 31, 2024, increased 3.8%, compared to the same period in 2023, and same-store adjusted admissions for the three months ended March 31, 2024, increased 1.9%, compared to the same period in 2023.

Self-pay revenues represented approximately 1.4% and 0.8% of net operating revenues for the three months ended March 31, 2024 and 2023, respectively. The amount of foregone revenue related to providing charity care services as a percentage of net operating revenues was approximately 10.1% and 10.5% for the three months ended March 31, 2024 and 2023, respectively. Direct and indirect costs incurred in providing charity care services as a percentage of net operating revenues was approximately 1.0% and 1.2% for the three months ended March 31, 2024 and 2023, respectively.

Overview of Legislative and Other Governmental Developments

The healthcare industry is subject to changing political, regulatory, and economic influences that may affect our business. In recent years, the U.S. Congress and certain state legislatures have introduced and passed a large number of proposals and legislation affecting the healthcare system, including laws intended to impact access to health insurance and reduce healthcare costs and government spending. The most prominent of these efforts, the Affordable Care Act, affects how healthcare services are covered, delivered and reimbursed, and expanded health insurance coverage through a combination of public program expansion and private sector health insurance reforms. The Affordable Care Act has been, and continues to be, subject to legislative and regulatory changes and court challenges. To increase access to health insurance during the COVID-19 pandemic, the American Rescue Plan Act of 2021, or the ARPA, enhanced subsidies for individuals eligible to purchase coverage through Affordable Care Act marketplaces. Subsequent legislation extended these enhanced subsidies through 2025. In addition, COVID-related legislation enacted during the early stages of the pandemic required states to maintain continuous Medicaid enrollment, among other conditions, in order to receive a temporary increase in federal funds for Medicaid expenditures. The expiration of this “continuous coverage” requirement in April 2023 has resulted in significant Medicaid coverage disruptions and disenrollments. The Centers for Medicare & Medicaid Services, or CMS, has required certain states to pause disenrollments due to noncompliant renewal systems. These and other changes and initiatives may impact the number of individuals that elect to obtain public or private health insurance or the scope of such coverage, if obtained.

Of critical importance to us is the potential impact of any changes specific to the Medicaid program, including the funding and expansion provisions of the Affordable Care Act and subsequent legislation or agency initiatives. Historically, the states with the greatest reductions in the number of uninsured adult residents have been those that have expanded Medicaid under the Affordable Care Act. A number of states have opted out of the Medicaid coverage expansion provisions, but could ultimately decide to expand their programs at a later date. Of the 15 states in which we operated hospitals as of March 31, 2024, nine states have taken action to expand their Medicaid programs. The other six states have not, including Florida, Alabama, Tennessee, Mississippi and Texas, where we operated a significant number of hospitals as of March 31, 2024. Some states use, or have applied to use, waivers granted by CMS to implement expansion, impose different eligibility or enrollment conditions, or otherwise implement programs that vary from federal standards.

Other recent reform initiatives and proposals at the federal and state levels include those focused on price transparency and limiting out-of-network charges, which may impact prices, our competitive position and the relationships between hospitals, insurers, patients, and ancillary providers (such as anesthesiologists, radiologists, and pathologists). For example, the No Surprises Act imposes various requirements on providers and health plans intended to prevent “surprise” medical bills. Among other restrictions and requirements, the law prohibits providers from charging patients an amount beyond the in-network cost sharing amount for services rendered by out-of-network providers, subject to limited exceptions. For services for which balance billing is prohibited (even when no balance billing occurs), the No Surprises Act may limit the amounts received by out-of-network providers from health plans, and also establishes a dispute resolution process for providers and payors to handle payment disputes that cannot be resolved through direct negotiations. The regulations and related guidance implementing the No Surprises Act have been and continue to be subject to legal challenges. The No Surprises Act also requires providers to provide a good faith estimate of expected charges to uninsured or self-pay patients for scheduled items and services, in advance of the date of the scheduled item or service or upon request. Based on these estimates, patients may invoke a patient-provider dispute resolution process established by the regulations to challenge charges in certain circumstances.

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

Throughout the acute phase of the COVID-19 pandemic that began in 2020, federal and state governments passed legislation, promulgated regulations and took other administrative actions intended to assist healthcare providers in providing care to COVID-19 and other patients during the public health emergency and to provide financial relief to healthcare providers. The public health emergency declared by the U.S. Department of Health and Human Services, or HHS, in response to the pandemic expired in May 2023. Although federal and state governments have terminated most of the temporary measures that were implemented to assist providers, the effects of certain of these measures, including those intended to provide financial relief during the public health emergency, continue to impact providers. For example, the Budget Control Act of 2011 sequestration was extended several times as part of COVID-relief and subsequent legislation, and the payment reductions are currently set to continue through April 2032. Further, the ARPA, in addition to providing funding for healthcare providers, increased the federal budget deficit in a manner that triggers an additional statutorily mandated sequestration under the Pay-As-You Go Act of 2010. As a result, an additional Medicare spending reduction of up to 4% was required to take effect in January 2022. However, Congress has delayed implementation of this payment reduction until 2025. We anticipate that the federal deficit will continue to place pressure on government healthcare programs, and it is possible that future deficit reduction legislation will impose additional spending reductions.

We did not receive or recognize any significant level of payments or benefits under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, or other COVID-19 related stimulus and relief legislation, during the three months ended March 31, 2024, and do not expect to receive or recognize any significant level of payments or benefits under the CARES Act and other existing legislation related to COVID-19 in future periods.

Reimbursement by government programs may be affected by broad shifts in payment policy. For example, recent changes related to the 340B Drug Pricing Program have implications for all hospitals reimbursed under the outpatient prospective payment system, or PPS, including those, like ours, that do not participate in the program. In 2018, CMS implemented a payment policy that reduced Medicare payments for 340B hospitals for most drugs obtained at 340B-discounted rates and that resulted in increased payments for non-340B hospitals. In June 2022, the U.S. Supreme Court, in American Hospital Association v. Becerra, invalidated past payment cuts for hospitals participating in the 340B Drug Pricing Program. In light of the U.S. Supreme Court decision and to achieve budget neutrality, CMS implemented a reduction of approximately 3.1% to payment rates for non-drug services under the outpatient PPS for calendar year 2023. In addition, HHS directed that $9 billion be paid to affected 340B providers in one-time lump sum payments as the remedy for calendar years 2018 through 2022. Moreover, in order to comply with budget neutrality requirements, HHS finalized a corresponding offset in future non-drug item and service payments for all outpatient PPS providers (except new providers) that will reduce the outpatient PPS conversion factor by 0.5% annually. This adjustment will start in calendar year 2026 and continue for approximately 16 years. This reduction to payment rates adversely affected our results for the three months ended March 31, 2024, and the reduction to the outpatient PPS conversion factor as noted above is anticipated to adversely impact our future results.

Sources of Revenue

The following table presents the approximate percentages of net operating revenues by payor source for the periods indicated. The data for the periods presented are not strictly comparable due to the effect that businesses acquired, sold, closed or opened during each of the respective periods, as applicable, have had on these statistics.

	Three Months Ended
	March 31,
	2024	2023
Medicare	19.0%	20.9%
Medicare Managed Care	18.4	17.5
Medicaid	14.1	13.6
Managed Care and other third-party payors	47.1	47.2
Self-pay	1.4	0.8
Total	100.0%	100.0%

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

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-based reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for the treatment of patients covered by Medicare, Medicaid and non-governmental payors are generally less than our standard billing rates. We account for the differences between the estimated program reimbursement rates and our standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues by an insignificant amount in each of the three-month periods ended March 31, 2024 and 2023.

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

The following tables summarize, for the periods indicated, selected operating data.

	Three Months Ended
	March 31,
	2024	2023
Operating results, as a percentage of net operating revenues:
Net operating revenues	100.0%	100.0%
Operating expenses (a)	(88.4)	(89.7)
Depreciation and amortization	(3.7)	(4.2)
Impairment and (gain) loss on sale of businesses, net	(0.5)	0.7
Income from operations	7.4	6.8
Interest expense, net	(6.8)	(6.7)
Equity in earnings of unconsolidated affiliates	0.1	0.1
Income before income taxes	0.7	0.2
Provision for income taxes	(0.9)	(0.8)
Net loss	(0.2)	(0.6)
Less: Net income attributable to noncontrolling interests	(1.1)	(1.0)
Net loss attributable to Community Health Systems, Inc. stockholders	(1.3)%	(1.6)%

	Three Months Ended March 31,
	2024	2023
Percentage increase (decrease) from prior year:
Net operating revenues	1.0%	(0.1)%
Admissions (b)	(2.3)	1.2
Adjusted admissions (c)	(4.0)	5.8
Average length of stay (d)	—	(9.8)
Net loss attributable to Community Health Systems, Inc. stockholders	19.6	(5,000.0)
Same-store percentage increase from prior year (e):
Net operating revenues	5.7%	1.7%
Admissions (b)	3.8	4.8
Adjusted admissions (c)	1.9	9.4

(a)
Operating expenses include salaries and benefits, supplies, other operating expenses, and lease cost and rent.
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
(e)
Excludes information for businesses divested or closed during each of the respective periods, as applicable.

Items (b) through (e) are metrics used to manage our performance. These metrics provide useful insight to investors about the volume and acuity of services we provide, which aid in evaluating our financial results.

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Net operating revenues increased to $3.140 billion for the three months ended March 31, 2024, compared to $3.108 billion for the same period in 2023. Net operating revenues on a same-store basis from hospitals that were operated throughout both periods increased $170 million, or 5.7%, during the three months ended March 31, 2024, compared to the same period in 2023. On a period-over-period basis, the increase in net operating revenues was primarily attributable to increased reimbursement rates and higher revenues from supplemental reimbursement programs. Non-same-store net operating revenues decreased $138 million during the three months ended March 31, 2024, compared to the same period in 2023, with the decrease primarily attributable to the divestiture of hospitals in 2023. On a consolidated basis, inpatient admissions decreased by 2.3% and adjusted admissions decreased by 4.0% during the three months ended March 31, 2024, compared to the same period in 2023. On a same-store basis, net operating revenues per adjusted admission increased 3.7%, while inpatient admissions increased by 3.8% and adjusted admissions increased by 1.9% for the three months ended March 31, 2024, compared to the same period in 2023.

Operating costs and expenses, as a percentage of net operating revenues, decreased from 93.2% during the three months ended March 31, 2023 to 92.6% during the three months ended March 31, 2024. Operating costs and expenses, excluding depreciation and amortization and impairment and (gain) loss on sale of businesses, as a percentage of net operating revenues, decreased from 89.7% for the three months ended March 31, 2023 to 88.4% for the three months ended March 31, 2024. Salaries and benefits, as a percentage of net operating revenues, decreased from 43.9% for the three months ended March 31, 2023 to 43.5% for the three months ended March 31, 2024, primarily due to an increase in net operating revenues. Supplies, as a percentage of net operating revenues, decreased from 16.3% for the three months ended March 31, 2023 to 15.5% for the three months ended March 31, 2024, primarily due to changes in the mix of surgical services and cost savings initiatives. Other operating expenses, as a percentage of net operating revenues, remained consistent at 26.9% for both of the three-month periods ended March 31, 2024 and 2023, primarily due to increased expense for supplemental reimbursement programs, offset by decreased costs for contract labor and an increase in net operating revenues. Lease cost and rent, as a percentage of net operating revenues, decreased from 2.6% for the three months ended March 31, 2023 to 2.5% for the three months ended March 31, 2024.

Depreciation and amortization, as a percentage of net operating revenues, decreased to 3.7% for the three months ended March 31, 2024 from 4.2% for the same period in 2023, primarily due to an increase in net operating revenues and a reduction in the amortization of capitalized internal-use software.

Impairment and (gain) loss on sale of businesses, net was expense of $17 million for the three months ended March 31, 2024, compared to a gain of $22 million for the same period in 2023. The expense recognized during the three months ended March 31, 2024 was recorded to reduce the carrying value of several assets that were idled, disposed of or held-for-sale. The gain recognized during the three months ended March 31, 2023 related primarily to divestiture activity during the respective period as discussed more specifically under “Acquisition, Divestiture and Closure Activity” herein.

Interest expense, net, increased by $4 million to $211 million for the three months ended March 31, 2024, compared to $207 million for the same period in 2023 due primarily to financing activities in 2023.

Equity in earnings of unconsolidated affiliates, as a percentage of net operating revenues, remained consistent at (0.1)% for both of the three-month periods ended March 31, 2024 and 2023.

The net results of the above-mentioned changes resulted in income before income taxes increasing $16 million to $22 million for the three months ended March 31, 2024 from $6 million for the same period in 2023.

Our provision for income taxes for the three months ended March 31, 2024 and 2023 was $28 million and $26 million, respectively, and the effective tax rates were 127.3% and 433.3% for the three months ended March 31, 2024 and 2023, respectively. The increase in the provision for income taxes and the difference in our effective tax rate for the three months ended March 31, 2024, compared to the same period in 2023 was due to an increase in income before income taxes for the three months ended March 31, 2024 compared to the same period in 2023.

Net loss, as a percentage of net operating revenues, was (0.2)% for the three months ended March 31, 2024, compared to (0.6)% for the same period in 2023.

Net income attributable to noncontrolling interests as a percentage of net operating revenues was 1.1% for the three months ended March 31, 2024, compared to 1.0% for the same period in 2023.

Net loss attributable to Community Health Systems, Inc. stockholders was $(41) million for the three months ended March 31, 2024, compared to $(51) million for the same period in 2023.

Liquidity and Capital Resources

Net cash provided by operating activities increased $91 million, from approximately $5 million for the three months ended March 31, 2023, to approximately $96 million for the three months ended March 31, 2024. The increase in cash provided by operating activities is primarily due to increased collections of patient accounts receivable and decreases in payments for professional liability claims and interest. Cash paid for interest was $149 million during the three months ended March 31, 2024, compared to $197 million for the same period in 2023. Cash paid for income taxes, net of refunds received, resulted in a net payment of less than $1 million during both of the three-month periods ended March 31, 2024 and 2023.

Net cash used in investing activities was approximately $99 million for the three months ended March 31, 2024, compared to approximately $19 million for the same period in 2023. Net cash used in investing activities during the three months ended March 31, 2024 was impacted by a decrease of $92 million in cash proceeds from dispositions of hospitals and other ancillary operations and a decrease of $27 million in cash from the net impact of the purchases and sales of available-for-sale debt and equity securities, offset by a decrease of $29 million in cash used for the purchase of property and equipment.

Our net cash provided by financing activities was approximately $13 million for the three months ended March 31, 2024, compared to approximately $40 million for the same period in 2023, a change of $27 million. This was primarily due to the net impact of our debt borrowings and repayments during the three months ended March 31, 2024, compared to the same period in 2023.

Liquidity

Net working capital was approximately $1.0 billion at March 31, 2024 and $1.1 billion at December 31, 2023. Net working capital decreased by approximately $27 million between December 31, 2023 and March 31, 2024. The decrease is primarily due to decreases in patient accounts receivable and prepaid income taxes and increases in current maturities of long-term debt, accounts payable and accrued interest during the three months ended March 31, 2024, partially offset by increases in cash and other current assets and decreases in current operating lease liabilities, accrued liabilities for employee compensation and other current liabilities.

In addition to cash flows from operations, available sources of capital include amounts available under the asset-based loan (ABL) credit agreement, or the ABL Credit Agreement, and anticipated access to public and private debt markets as well as proceeds from the disposition of hospitals or other investments such as our minority equity interests in various businesses, as applicable.

Pursuant to the ABL Credit Agreement, the lenders have extended to CHS/Community Health Systems, Inc., or CHS, a revolving asset-based loan facility, or ABL Facility. The maximum aggregate amount under the ABL Facility is $1.0 billion, subject to borrowing base capacity. At March 31, 2024, we had outstanding borrowings of $302 million and approximately $618 million of additional borrowing capacity (after taking into consideration $67 million of outstanding letters of credit) under the ABL Facility. The issued letters of credit were primarily in support of potential insurance-related claims and certain bonds. Letters of credit were reduced during the three months ended March 31, 2024 by $14 million, primarily in relation to a professional liability claim that was settled and funded during the three months ended March 31, 2024. Principal amounts outstanding under the ABL Facility, if any, will be due and payable in full on November 22, 2026.

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

As of March 31, 2024, approximately $34 million of our outstanding debt of approximately $11.6 billion is due within the next 12 months.

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

There have been no material changes outside of the ordinary course of business to our upcoming cash obligations during the three months ended March 31, 2024, from those disclosed under “Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2023 Form 10-K.

Capital Resources

Cash expenditures for purchases of facilities and other related businesses were approximately $1 million for the three months ended March 31, 2024, compared to $8 million for the same period in 2023. Our expenditures for the three months ended March 31, 2024 and 2023 were primarily related to physician practices and clinics.

Capital expenditures relate primarily to expansion and renovation of existing facilities, construction of additional access points such as free-standing emergency departments and ambulatory surgery centers, investments in higher acuity service lines and information technology infrastructure, as well as routine expenditures for equipment, minor renovations and other upgrades. Capital expenditures totaled $93 million and $122 million for the three months ended March 31, 2024 and 2023, respectively. We expect total capital expenditures of approximately $350 million to $400 million in 2024.

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

Reimbursement, Legislative and Regulatory Changes

Ongoing legislative and regulatory efforts, and judicial interpretations, could reduce or otherwise adversely affect the payments we receive from Medicare and Medicaid and other payors. Within the statutory framework of the Medicare and Medicaid programs, there are substantial areas subject to administrative rulings, interpretations and discretion, and which are at times subject to court challenges, which may further affect payments made under those programs. Further, the federal and state governments might, in the future, reduce the funds available under those programs, require repayment of previously received funds or require more stringent utilization and quality reviews of hospital facilities. Additionally, there may be a continued rise in managed care programs and further restructuring of the financing and delivery of healthcare in the United States. These events could cause our future financial results to be adversely impacted. We cannot estimate the impact of Medicare and Medicaid reimbursement changes that have been enacted or otherwise determined or that are currently or may in the future be under consideration. We cannot predict whether additional reimbursement reductions will be made or whether any such changes or other restructuring of the financing and delivery of healthcare would have a material adverse effect on our business, financial conditions, results of operations, cash flow, capital resources and liquidity.

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

Critical accounting policies are defined as those policies that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations of the registrant. We believe that our critical accounting policies are limited to those described below. The following information should be read in conjunction with our significant accounting policies included in Note 1 of the Notes to the Consolidated Financial Statements included under Part II, Item 8 of the 2023 Form 10-K.

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

Due to the complexities involved in these estimates, actual payments we receive could be different from the amounts we estimate and record. If the actual contractual reimbursement percentage under government programs and managed care contracts differed by 1% at March 31, 2024 from our estimated reimbursement percentage, net loss for the three months ended March 31, 2024 would have changed by approximately $102 million, and net accounts receivable at March 31, 2024 would have changed by $131 million. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues by an insignificant amount for both of the three-month periods ended March 31, 2024 and 2023.

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

Patient accounts receivable can be impacted by the effectiveness of our collection efforts and, as described in our significant accounting policies included in Note 1 of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 of this Form 10-Q, numerous factors may affect the net realizable value of accounts receivable. If the actual collection percentage differed by 1% at March 31, 2024 from our estimated collection percentage as a result of a change in expected recoveries, net loss for the three months ended March 31, 2024 would have changed by $37 million, and net accounts receivable at March 31, 2024 would have changed by $48 million. We also continually review our overall reserve adequacy by monitoring historical cash collections as a percentage of trailing net operating revenues, as well as by analyzing current period net operating revenues and admissions by payor classification, days revenue outstanding, the composition of self-pay receivables between pure self-pay patients and the patient responsibility portion of third-party insured receivables and the impact of recent acquisitions and dispositions.

Our policy is to write-off gross accounts receivable if the balance is under $10.00 or when such amounts are placed with outside collection agencies. We believe this policy accurately reflects our ongoing collection efforts and is consistent with industry practices. We had approximately $1.7 billion at both March 31, 2024 and December 31, 2023, being pursued by various outside collection agencies. We expect to collect less than 4%, net of estimated collection fees, of the amounts being pursued by outside collection agencies. As these amounts have been written-off, they are not included in our accounts receivable. Collections on amounts previously written-off are recognized as a recovery of net operating revenues when received. However, we take into consideration estimated collections of these future amounts written-off in determining the implicit price concessions used to measure the transaction price for the applicable portfolio of patient accounts receivable.

All of the following information is derived from our hospitals, excluding clinics, unless otherwise noted.

Patient accounts receivable from our hospitals represent approximately 97% of our total consolidated accounts receivable.

Days revenue outstanding, adjusted for the impact of receivables for state Medicaid supplemental payment programs and divested facilities, was 59 days at March 31, 2024 and 58 days at December 31, 2023.

Total gross accounts receivable (prior to allowance for contractual adjustments and implicit price concessions) was approximately $17.4 billion and $16.8 billion as of March 31, 2024 and December 31, 2023, respectively. The approximate percentage of total gross accounts receivable (prior to allowance for contractual adjustments and implicit price concessions) summarized by aging categories is as follows:

As of March 31, 2024:
	% of Gross Receivables
Payor	0 - 90 Days	90 - 180 Days	180 - 365 Days	Over 365 Days
Medicare	11%	1%	—%	—%
Medicare Managed Care	17%	3%	3%	3%
Medicaid	6%	1%	1%	1%
Managed Care and other third-party payors	17%	3%	3%	3%
Self-Pay	7%	5%	8%	7%

As of December 31, 2023:
	% of Gross Receivables
Payor	0 - 90 Days	90 - 180 Days	180 - 365 Days	Over 365 Days
Medicare	10%	1%	1%	—%
Medicare Managed Care	16%	3%	3%	2%
Medicaid	6%	1%	1%	1%
Managed Care and other third-party payors	18%	3%	3%	3%
Self-Pay	7%	6%	7%	8%

The approximate percentage of total gross accounts receivable (prior to allowances for contractual adjustments and implicit price concessions) summarized by payor is as follows:

	March 31,	December 31
	2024	2023
Insured receivables	73.1%	72.1%
Self-pay receivables	26.9	27.9
Total	100.0%	100.0%

The combined total at our hospitals and clinics for the estimated implicit price concessions for self-pay accounts receivable and allowances for other self-pay discounts and contractuals, as a percentage of gross self-pay receivables, was approximately 91% at both March 31, 2024 and December 31, 2023. If the receivables that have been written-off, but where collections are still being pursued by outside collection agencies, were included in both the allowances and gross self-pay receivables specified above, the percentage of combined allowances to total self-pay receivables would have been 93% at both March 31, 2024 and December 31, 2023.

Goodwill

At March 31, 2024, we had approximately $4.0 billion of goodwill recorded, all of which resides at our hospital operations reporting unit. Goodwill represents the excess of the fair value of the consideration conveyed in an acquisition over the fair value of net assets acquired. Goodwill is evaluated for impairment annually and when an event occurs or circumstances change that, more likely than not, reduce the fair value of the reporting unit below its carrying value. We performed our last annual goodwill impairment evaluation during the fourth quarter of 2023 using the October 31, 2023 measurement date, which indicated no impairment.

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

The net present value of the projected payments was discounted using a weighted-average risk-free rate of approximately 3.7% at both March 31, 2024 and December 31, 2023. This liability is adjusted for new claims information in the period such information becomes known to us. Professional liability expense includes the losses resulting from professional liability claims and loss adjustment expense, as well as excess insurance premiums, and is presented within other operating expenses in the accompanying condensed consolidated statements of loss.

Our processes for obtaining and analyzing claims and incident data are standardized across all of our businesses and have been consistent for many years. We monitor the outcomes of the medical care services that we provide and for each reported claim, we obtain various information concerning the facts and circumstances related to that claim. In addition, we routinely monitor current key statistics and volume indicators in our assessment of utilizing historical trends. The average lag period between claim occurrence and payment of a final settlement is between three and four years, although the facts and circumstances of individual claims could result in the timing of such payments being different from this average. Since claims are paid promptly after settlement with the claimant is reached, settled claims represent approximately 4% or less of the total liability at the end of any period.

For purposes of estimating our individual claim accruals, we utilize specific claim information, including the nature of the claim, the expected claim amount, the year in which the claim occurred and the laws of the jurisdiction in which the claim occurred. Once the case accruals for known claims are determined, information is stratified by loss layers and retentions, accident years, reported years and geography. Several actuarial methods are used against this data to produce estimates of ultimate paid losses and reserves for incurred but not reported claims. Each of these methods uses our company-specific historical claims data and other information. Company-specific data includes information regarding our business, including historical paid losses and loss adjustment expenses, historical and current case loss reserves, actual and projected hospital statistical data, a variety of hospital census information, employed physician information, professional liability retentions for each policy year, geographic information and other data. Significant assumptions are made on the basis of the aforementioned information in estimating reserves for incurred but not reported claims. A 1% change in assumptions for either severity or frequency as of March 31, 2024 would have increased or decreased the reserve between $5 million to $15 million.

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

There were no significant changes in our estimate of the reserve for professional liability claims during the three months ended March 31, 2024.

Income Taxes

We must make estimates in recording provision for income taxes, including determination of deferred tax assets and deferred tax liabilities and any valuation allowances that might be required against the deferred tax assets. We believe that future income will enable us to realize certain deferred tax assets, subject to the valuation allowance we have established.

The total amount of unrecognized benefit that would impact the effective tax rate, if recognized, was $45 million at March 31, 2024. A total of $3 million of interest and penalties is included in the amount of liability for uncertain tax positions at March 31, 2024. It is our policy to recognize interest and penalties related to unrecognized benefits in our condensed consolidated statements of loss as income tax expense.

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

We have evaluated all other recently issued, but not yet effective, ASUs and do not expect the eventual adoption of such ASUs to have a material impact on our consolidated financial position or results of operations.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “thinks,” and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. A number of factors could affect the future results of the Company or the healthcare industry generally and could cause the Company’s expected results to differ materially from those expressed in this Form 10-Q. These factors include, among other things:

•
general economic and business conditions, both nationally and in the regions in which we operate, including the impact of current negative macroeconomic conditions, ongoing inflationary pressures, the current high interest rate environment, and current geopolitical instability, as well as the potential impact on us of financial, credit and capital conditions;
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
•
security breaches, cyber-attacks, loss of data, other cybersecurity threats or incidents, including those experienced with respect to our information systems or the information systems of third parties with whom we conduct business, and any actual or perceived failures to comply with legal requirements governing the privacy and security of health information or other regulated, sensitive or confidential information, or legal requirements regarding data privacy or data protection;
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
•
the impact of competitive labor market conditions, including in connection with our ability to hire and retain qualified nurses, physicians, other medical personnel and key management, and increased labor expenses arising from inflation and/or competition for such positions;
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
•
our ability to successfully integrate any acquired hospitals and/or outpatient facilities, or to realize expected benefits from acquisitions such as increased growth in patient service revenues;
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
•
effects related to pandemics, epidemics, or outbreaks of infectious diseases on our business, results of operations, financial condition, and/or cash flows;
•
any failure to comply with our obligations under license or technology agreements;
•
challenging economic conditions in non-urban communities in which we operate;
•
the concentration of our revenue in a small number of states;
•
our ability to realize anticipated cost savings and other benefits from our current strategic and operational cost savings initiatives;
•
any changes in or interpretations of income tax laws and regulations; and
•
the risk factors set forth in our 2023 Form 10-K and our other filings filed with the SEC.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the three months ended March 31, 2024, there have been no material changes in the quantitative and qualitative disclosures set forth in Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our 2023 Form 10-K.

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

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2024 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Government Investigations and Qui Tam Litigation

U.S. ex rel Larry Bomar v. Bayfront HMA Medical Center, LLC, et al – On September 14, 2017, our former hospital in St. Petersburg, Florida received a civil investigative demand, or CID, from the United States Department of Justice for information concerning its historic participation in the Florida Low Income Pool Program. The Florida Low Income Pool Program, or LIP, is a funding pool to support healthcare providers that provide uncompensated care to Florida residents who are uninsured or underinsured. The CID sought documentation related to agreements between the hospital and Pinellas County. On June 13, 2019, an additional ten of our affiliated hospitals in Florida received CIDs related to the same subject matter, along with two CIDs addressed to our affiliated management company and the Parent Company. We cooperated fully with the investigation. On September 15, 2021, the United States District Court for the Middle District of Florida ordered the unsealing of this qui tam complaint, which contains allegations related to the information sought in the CID received on September 14, 2017. Specifically, the relator claims our former hospital in St. Petersburg – Bayfront Medical Center St. Petersburg – along with other, unaffiliated hospitals violated the False Claims Act by allegedly making certain contributions to a non-profit entity for the purpose of receiving supplemental Medicaid funding. The United States has declined to intervene in the case. We filed a motion to dismiss on November 23, 2021, which the District Court granted without prejudice on January 24, 2023. The relator filed a first amended complaint on February 14, 2023, our response to which was filed on February 28, 2023. The District Court granted our motion to dismiss with prejudice on August 21, 2023. The relator has filed a notice of appeal to the United States Court of Appeals for the Eleventh Judicial Circuit. We have reached a tentative settlement of this matter.

In addition, on January 11, 2024, we received a CID from the Department of Justice for documents and information relating to a variety of subjects, including practices and procedures related to utilization review, inpatient admissions and inpatient dialysis at our hospitals. Based upon our review of the CID, the documents we have reviewed and the witnesses we have interviewed, we believe at this time that the CID relates to allegations made by a former employee at one of our hospitals in 2022 and that these allegations were thoroughly and fully investigated to our satisfaction at the time they were originally made. We continue to cooperate fully with this investigation.

Commercial Litigation and Other Lawsuits

Tower Health, f/k/a Reading Health System, et al v. CHS/Community Health Systems, Inc., et al. This breach of contract action is pending in the United States District Court for the Eastern District of Pennsylvania. The plaintiffs allege breaches of an asset purchase agreement in connection with the sale of Pottstown Memorial Medical Center. The alleged breaches regard plaintiffs’ contention that the defendants failed to disclose certain conditions related to the physical plant of the hospital, along with various other alleged breaches of the asset purchase agreement. The plaintiffs filed an amended complaint on July 22, 2019. Trial for this matter began May 3, 2021, and closed on October 5, 2021. On September 6, 2022, the District Court issued a Memorandum Opinion denying all of Tower Health’s claims and entering a judgment in favor of the Company. The district Court also awarded the Company its attorneys’ fees and costs. On October 4, 2022, Tower Health filed a Rule 59 motion to alter or amend the District Court’s judgment and a Rule 15 motion to amend its pleadings. The Company has filed oppositions to both motions and has separately moved for its attorney’s fees. On August 11, 2023, the District Court denied Tower Health’s Rule 59 and Rule 15 motions. Tower Health has filed a notice of appeal to the United States Court of Appeals for the Third Judicial District. Our motion for attorneys’ fees has been stayed pending the outcome of Tower Health's appeal. We continue to vigorously defend this case.

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

Federal Trade Commission v. Novant Health, Inc. and Community Health Systems, Inc. On January 25, 2024, the FTC filed a Complaint for Temporary Restraining Order and Preliminary Injunction in the United States District Court for the Western District of North Carolina seeking to enjoin the consummation of our proposed sale of Lake Norman Regional Medical Center and Davis Regional Medical Center to Novant Health, Inc., or Novant, pursuant to the terms of a definitive agreement dated as of February 28, 2023, as amended, entered into by us with Novant. The FTC alleges, among other things, that the proposed sale of the two hospitals would violate federal antitrust laws. The administrative merits hearing on this matter is scheduled to begin on May 1, 2024. We will vigorously defend this case and plan to consummate this contemplated transaction with Novant in accordance with the terms of the definitive agreement in the event that we and Novant prevail in this litigation.

Item 1A. Risk Factors

There have been no material changes with regard to the risk factors previously disclosed in the 2023 Form 10-K.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

The following table contains information about our purchases of common stock during the three months ended March 31, 2024.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (b)
January 1, 2024 -
January 31, 2024	2,141	$3.15	—	—
February 1, 2024 -
February 29, 2024	—	—	—	—
March 1, 2024 -
March 31, 2024	630,765	2.87	—	—
Total	632,906	$2.87	—	—

(a)
632,906 shares were withheld to satisfy the payment of tax obligations related to the vesting of restricted stock awards.
(b)
We had no publicly announced repurchase programs for shares of our common stock during the three months ended March 31, 2024.

The ABL Facility and the indentures governing each series of our outstanding notes restrict our subsidiaries from, among other matters, paying dividends and making distributions to us, which thereby limits our ability to pay dividends and/or repurchase stock. As of March 31, 2024, under the most restrictive test in these agreements (and subject to certain exceptions), we have approximately $300 million of capacity to pay permitted dividends and/or repurchase shares of stock or make other restricted payments.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None. Without limiting the generality of the foregoing, during the three months ended March 31, 2024, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement,” or any “non-Rule 10b-5 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

No.			Description
2.1

Asset Purchase Agreement, dated as of April 18, 2024, by and among certain subsidiaries of Community Health Systems, Inc. and Hamilton Health Care System, Inc. and certain of its affiliates (incorporated by reference to Exhibit 2.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed April 18, 2024 (No. 001-15925))

10.1	†	*	Form of Performance Based Restricted Stock Award Agreement (Senior Officers) for Community Health Systems, Inc. 2009 Stock Option and Award Plan (for awards granted on or after March 1, 2024)
10.2	†	*	Executive Retention Cash Award between Chad Campbell and CHSPSC, LLC, dated March 19, 2024
10.3	†	*	Executive Retention Cash Award between Kevin Stockton and CHSPSC, LLC, dated March 11, 2024
31.1		*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101		*

The following financial information from our quarterly report on Form 10-Q for the quarter and three months ended March 31, 2024 and 2023, filed with the SEC on April 25, 2024, formatted in Inline Extensible Business Reporting Language: (i) the condensed consolidated statements of loss for the three months ended March 31, 2024 and 2023, (ii) the condensed consolidated statements of comprehensive loss for the three months ended March 31, 2024 and 2023, (iii) the condensed consolidated balance sheets at March 31, 2024 and December 31, 2023, (iv) the condensed consolidated statements of cash flows for the three months ended March 31, 2024 and 2023, and (v) the notes to the condensed consolidated financial statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

Date: April 25, 2024