Form 10-Q
period 2024-06-30
COMMUNITY HEALTH SYSTEMS INC
filed 2024-07-25
CIK 1108109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024 ☐

or

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

As of July 19, 2024, there were outstanding 138,943,526 shares of the Registrant’s Common Stock, $0.01 par value.

Community Health Systems, Inc.

Form 10-Q

For the Three and Six Months Ended June 30, 2024

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF LOSS

(In millions, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net operating revenues	$3,140	$3,115	$6,279	$6,223
Operating costs and expenses:
Salaries and benefits	1,329	1,338	2,696	2,703
Supplies	483	504	969	1,011
Other operating expenses	882	836	1,727	1,671
Lease cost and rent	73	80	151	161
Depreciation and amortization	125	124	241	255
Impairment and (gain) loss on sale of businesses, net	10	(13)	27	(35)
Total operating costs and expenses	2,902	2,869	5,811	5,766
Income from operations	238	246	468	457
Interest expense, net	216	207	426	414
Gain from early extinguishment of debt	(26)	—	(26)	—
Equity in earnings of unconsolidated affiliates	(2)	(1)	(4)	(4)
Income before income taxes	50	40	72	47
Provision for income taxes	24	38	52	65
Net income (loss)	26	2	20	(18)
Less: Net income attributable to noncontrolling interests	39	40	75	71
Net loss attributable to Community Health Systems, Inc. stockholders	$(13)	$(38)	$(55)	$(89)
Loss per share attributable to Community Health Systems, Inc. stockholders:
Basic	$(0.10)	$(0.29)	$(0.42)	$(0.68)
Diluted	$(0.10)	$(0.29)	$(0.42)	$(0.68)
Weighted-average number of shares outstanding:
Basic	132,344,504	130,659,672	131,808,274	130,176,976
Diluted	132,344,504	130,659,672	131,808,274	130,176,976

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In millions)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income (loss)	$26	$2	$20	$(18)
Other comprehensive income (loss), net of income taxes:
Net change in fair value of available-for-sale debt securities, net of tax	3	(1)	2	2
Other comprehensive income (loss)	3	(1)	2	2
Comprehensive income (loss)	29	1	22	(16)
Less: Comprehensive income attributable to noncontrolling interests	39	40	75	71
Comprehensive loss attributable to Community Health Systems, Inc. stockholders	$(10)	$(39)	$(53)	$(87)

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

(Unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$39	$38
Patient accounts receivable	2,195	2,231
Supplies	337	328
Prepaid income taxes	92	76
Prepaid expenses and taxes	244	260
Other current assets	292	275
Total current assets	3,199	3,208
Property and equipment	9,594	9,511
Less accumulated depreciation and amortization	(4,372)	(4,304)
Property and equipment, net	5,222	5,207
Goodwill	3,972	3,958
Deferred income taxes	29	29
Other assets, net	1,989	2,053
Total assets	$14,411	$14,455
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$27	$21
Current operating lease liabilities	114	124
Accounts payable	896	912
Accrued liabilities:
Employee compensation	499	571
Accrued interest	258	160
Other	378	354
Total current liabilities	2,172	2,142
Long-term debt	11,504	11,466
Deferred income taxes	351	369
Long-term operating lease liabilities	542	563
Other long-term liabilities	721	739
Total liabilities	15,290	15,279
Redeemable noncontrolling interests in equity of consolidated subsidiaries	324	323
STOCKHOLDERS’ DEFICIT
Community Health Systems, Inc. stockholders’ deficit:
Preferred stock, $.01 par value per share, 100,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value per share, 300,000,000 shares authorized; 138,960,194 shares issued and outstanding at June 30, 2024, and 136,774,911 shares issued and outstanding at December 31, 2023	1	1
Additional paid-in capital	2,190	2,185
Accumulated other comprehensive loss	(13)	(14)
Accumulated deficit	(3,619)	(3,564)
Total Community Health Systems, Inc. stockholders’ deficit	(1,441)	(1,392)
Noncontrolling interests in equity of consolidated subsidiaries	238	245
Total stockholders’ deficit	(1,203)	(1,147)
Total liabilities and stockholders’ deficit	$14,411	$14,455

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$20	$(18)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	241	255
Deferred income taxes	(17)	29
Stock-based compensation expense	8	10
Impairment and (gain) loss on sale of businesses, net	27	(35)
Gain from early extinguishment of debt	(26)	—
Other non-cash expenses, net	94	88
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Patient accounts receivable	39	(2)
Supplies, prepaid expenses and other current assets	(23)	(73)
Accounts payable, accrued liabilities and income taxes	(88)	(130)
Other	(78)	(33)
Net cash provided by operating activities	197	91
Cash flows from investing activities:
Acquisitions of facilities and other related businesses	(1)	(15)
Purchases of property and equipment	(181)	(227)
Proceeds from disposition of hospitals and other ancillary operations	—	111
Proceeds from sale of property and equipment	4	24
Purchases of available-for-sale debt securities and equity securities	(23)	(99)
Proceeds from sales of available-for-sale debt securities and equity securities	32	137
Purchases of investments in unconsolidated affiliates	(4)	(7)
Increase in other investments	(34)	(29)
Net cash used in investing activities	(207)	(105)
Cash flows from financing activities:
Repurchase of restricted stock shares for payroll tax withholding requirements	(2)	(4)
Deferred financing costs and other debt-related costs	(9)	—
Proceeds from noncontrolling investors in joint ventures	1	3
Redemption of noncontrolling investments in joint ventures	(2)	(1)
Distributions to noncontrolling investors in joint ventures	(84)	(83)
Other borrowings	18	29
Issuance of long-term debt	1,296	—
Proceeds from ABL Facility	1,906	1,527
Repayments of long-term indebtedness	(3,113)	(1,457)
Net cash provided by financing activities	11	14
Net change in cash and cash equivalents	1	—
Cash and cash equivalents at beginning of period	38	118
Cash and cash equivalents at end of period	$39	$118
Supplemental disclosure of cash flow information:
Interest payments	$(360)	$(385)
Income tax payments, net	$(84)	$(37)

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The unaudited condensed consolidated financial statements of Community Health Systems, Inc. (the “Parent Company”) and its subsidiaries (the “Company”) as of June 30, 2024 and December 31, 2023 and for the three-month and six-month periods ended June 30, 2024 and 2023, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. All intercompany transactions and balances have been eliminated. The results of operations for the three and six months ended June 30, 2024, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2024. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates under different assumptions or conditions.

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

Substantially all of the Company’s operating costs and expenses are “cost of revenue” items. Operating costs that could be classified as general and administrative by the Company include the Company’s corporate office costs at its Franklin, Tennessee office, which were $75 million and $65 million for the three months ended June 30, 2024 and 2023, respectively, and $156 million and $126 million during the six months ended June 30, 2024 and 2023, respectively. The increase in corporate office costs during the three and six months ended June 30, 2024 compared to the same periods in 2023 is primarily due to the impact of certain non-recurring adjustments.

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

Revenue Recognition.

Net Operating Revenues

Net operating revenues are recorded at the transaction price estimated by the Company to reflect the total consideration due from patients and third-party payors in exchange for providing goods and services in patient care. These services are considered to be a single performance obligation and have a duration of less than one year. Revenues are recorded as these goods and services are provided. The transaction price, which involves significant estimates, is determined based on the Company’s standard charges for the goods and services provided, with a reduction recorded for price concessions related to third party contractual arrangements as well as patient discounts and other patient price concessions. During each of the three and six-month periods ended June 30, 2024 and 2023, the impact of changes to the inputs used to determine the transaction price was considered immaterial.

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

The Company’s net operating revenues for the three and six months ended June 30, 2024 and 2023 have been presented in the following table based on an allocation of the estimated transaction price with the patient between the primary patient classification of insurance coverage (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Medicare	$563	$628	$1,159	$1,276
Medicare Managed Care	560	522	1,139	1,065
Medicaid	465	449	906	872
Managed Care and other third-party payors	1,501	1,492	2,980	2,962
Self-pay	51	24	95	48
Total	$3,140	$3,115	$6,279	$6,223

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

Final settlements for some payors and programs are subject to adjustment based on administrative review and audit by third parties. As a result of these final settlements, the Company has recorded amounts due to third-party payors of $92 million and $97 million as of June 30, 2024 and December 31, 2023, respectively, and these amounts are included in accrued liabilities-other in the accompanying condensed consolidated balance sheets. Amounts due from third-party payors were $109 million and $130 million as of June 30, 2024 and December 31, 2023, respectively, and are included in other current assets in the accompanying condensed consolidated balance sheets. Substantially all Medicare and Medicaid cost reports are final settled through 2019.

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

These charity care services are estimated to be $287 million and $320 million for the three months ended June 30, 2024 and 2023, respectively, and $603 million and $646 million for the six months ended June 30, 2024 and 2023, respectively, representing the value (at the Company’s standard charges) of these charity care services that are excluded from net operating revenues. The estimated cost incurred by the Company to provide these charity care services to patients who are unable to pay was approximately $29 million and $34 million for the three months ended June 30, 2024 and 2023, respectively, and $59 million and $72 million for the six months ended June 30, 2024 and 2023, respectively. The estimated cost of these charity care services was determined using a ratio of cost to gross charges and applying that ratio to the gross charges associated with providing care to charity patients for the period.

Accounting for the Impairment or Disposal of Long-Lived Assets. During the six months ended June 30, 2024, the Company recorded an impairment charge of approximately $27 million primarily to reduce the carrying value of several assets that were idled, disposed of or held-for-sale.

During the six months ended June 30, 2023, the Company recorded a net gain of approximately $35 million, comprised of a gain of $62 million related to the sale of two hospitals, offset by (i) an approximate $22 million impairment charge recorded to reduce the carrying value of a hospital that was deemed held-for-sale based on the difference between carrying value of the hospital disposal group compared to the estimated fair value less costs to sell, and (ii) an approximate $5 million impairment charge recorded to reduce the carrying value of several assets that were idled, disposed of or held-for-sale. During the six months ended June 30, 2023, approximately $130 million of goodwill was allocated from the hospital operations reporting unit based on a calculation of each disposal group’s relative fair value compared to the total reporting unit.

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

The 2009 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code (“IRC”) and for the grant of stock options which do not so qualify, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance-based shares or units and other share awards. Persons eligible to receive grants under the 2009 Plan include the Company’s directors, officers, employees and consultants. To date, all options granted under the 2009 Plan have been “nonqualified” stock options for tax purposes. Generally, these options vest in one-third increments on each of the first three anniversaries of the option grant date and expire on the tenth anniversary of the option grant date. The exercise price of all options granted under the 2009 Plan is equal to the fair value of the Company’s common stock on the option grant date. As of June 30, 2024, 3,835,513 shares of unissued common stock were reserved for future grants under the 2009 Plan.

The following table reflects the impact of total compensation expense related to stock-based equity plans on the reported operating results for the respective periods (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Effect on income before income taxes	$(2)	$(4)	$(8)	$(10)
Effect on net income (loss)	$(2)	$(3)	$(6)	$(8)

At June 30, 2024, $28 million of unrecognized stock-based compensation expense related to outstanding unvested stock options, restricted stock and restricted stock units (the terms of which are summarized below) was expected to be recognized over a weighted-average period of 23 months. Of that amount, $5 million relates to outstanding unvested stock options expected to be recognized over a weighted-average period of 21 months and $23 million relates to outstanding unvested restricted stock and RSUs expected to be recognized over a weighted-average period of 23 months. There were no modifications to awards during the six months ended June 30, 2024 and 2023.

The fair value of stock options was estimated using the Black Scholes option pricing model with the following assumptions and weighted-average fair values during the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Expected volatility	N/A	N/A	90.1%	87.3%
Expected dividends	N/A	N/A	—	—
Expected term	N/A	N/A	6 years	6 years
Risk-free interest rate	N/A	N/A	4.3%	4.2%

In determining the expected term, the Company examined concentrations of option holdings and historical patterns of option exercises and forfeitures, as well as forward-looking factors, in an effort to determine if there were any discernible employee populations. From this analysis, in determining the expected term for both of the six-month periods ended June 30, 2024 and 2023, the Company identified one population, consisting of persons receiving grants of stock options. The computation of expected term was performed using the simplified method for all stock options granted in the periods presented. The simplified method was used as a result of the Company determining that historical exercise data does not provide a reasonable basis for the expected term of its grants, due primarily to the limited number of stock option exercises that have occurred.

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

Options outstanding and exercisable under the 2009 Plan as of June 30, 2024, and changes during each of the three-month periods following December 31, 2023, was as follows (in millions, except share and per share data):

			Weighted-	Aggregate
		Weighted-	Average	Intrinsic
		Average	Remaining	Value as of
		Exercise	Contractual	June 30,
	Shares	Price	Term	2024
Outstanding at December 31, 2023	3,630,750	$7.07
Granted	901,000	2.87
Exercised	—	—
Forfeited and cancelled	(27,000)	4.96
Outstanding at March 31, 2024	4,504,750	6.24
Granted	—	—
Exercised	—	—
Forfeited and cancelled	(14,000)	4.99
Outstanding at June 30, 2024	4,490,750	$6.24	7.4 years	$—
Exercisable at June 30, 2024	2,793,739	$6.99	6.4 years	$—

The weighted-average grant date fair value of stock options granted during the six months ended June 30, 2024 and 2023 was $2.19 and $4.61, respectively. The aggregate intrinsic value (calculated as the number of in-the-money stock options multiplied by the difference between the Company’s closing stock price on the last trading day of the reporting period ($3.36) and the exercise price of the respective stock options) in the table above represents the amount that would have been received by the option holders had all option holders exercised their options on June 30, 2024. This amount changes based on the market value of the Company’s common stock. No stock options were exercised during the three and six months ended June 30, 2024. The aggregate intrinsic value of options exercised was less than $1 million during both of the three- and six-month periods ended June 30, 2023. The aggregate intrinsic value of options vested and expected to vest approximates that of the outstanding options.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

Restricted stock outstanding under the 2009 Plan as of June 30, 2024, and changes during each of the three-month periods following December 31, 2023, was as follows:

		Weighted-
		Average Grant
	Shares	Date Fair Value
Unvested at December 31, 2023	6,053,823	$8.00
Granted	2,842,000	2.87
Vested	(2,111,567)	8.47
Forfeited	(147,001)	8.34
Unvested at March 31, 2024	6,637,255	5.65
Granted	4,000	3.78
Vested	(44,335)	6.63
Forfeited	(5,334)	5.22
Unvested at June 30, 2024	6,591,586	6.64

RSUs have been granted to the Company’s non-management directors under the 2009 Plan. Each of the Company’s then serving non-management directors received grants under the 2009 Plan of 62,718 RSUs and 29,268 RSUs with a grant date of March 1, 2024 and 2023, respectively. Both the March 2024 and 2023 grants had a grant date fair value of approximately $180,000. In addition to the grants set forth above, on March 1, 2024 and March 1, 2023, the Chairman of the Board of Directors was awarded an additional grant of 92,334 RSUs and 43,089 RSUs, respectively, each with a grant date fair value of approximately $265,000, as additional compensation for serving as Chairman of the Board of Directors. Pursuant to the Company’s non-management director compensation program, on June 1, 2024, a new non-management director, who was elected to the Board of Directors at the Annual Meeting of the Company’s stockholders on May 7, 2024, received a grant of 62,718 RSUs (the same number of RSUs granted to the other non-management directors on March 1, 2024), which had a grant date fair value of approximately $248,000. Vesting of RSUs granted to non-management directors occurs in one-third increments on each of the first three anniversaries of the award date or upon the director’s earlier cessation of service on the Board of Directors, other than for cause. Each non-management director may elect, prior to the beginning of the calendar year in which the award is granted, to defer the receipt of shares of the Company’s common stock issuable upon vesting until either his or her (i) separation from service with the Company or (ii) attainment of an age specified in advance by the non-management director. A total of five directors elected to defer the receipt of RSUs granted on March 1, 2024 to a future date, and a total of four directors elected to defer the receipt of RSUs granted on March 1, 2023 to a future date. The new non-management director elected to defer the receipt of RSUs granted on June 1, 2024 to a future date.

RSUs outstanding under the 2009 Plan as of June 30, 2024, and changes during each of the three-month periods following December 31, 2023, was as follows:

		Weighted-
		Average Grant
	Shares	Date Fair Value
Unvested at December 31, 2023	775,926	$6.86
Granted	844,950	2.87
Vested	(129,384)	7.78
Forfeited	—	—
Unvested at March 31, 2024	1,491,492	4.52
Granted	62,718	3.96
Vested	(5,894)	5.00
Forfeited	—	—
Unvested at June 30, 2024	1,548,316	4.49

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

During the six months ended June 30, 2024, one or more subsidiaries of the Company paid approximately $1 million to acquire the operating assets and related businesses of certain physician practices and clinics that operate within the communities served by the Company’s affiliated hospitals. The purchase price for these transactions was primarily allocated to working capital and property and equipment.

Divestitures

There were no hospital divestitures completed during the three and six months ended June 30, 2024. The following table provides a summary of hospitals that the Company divested (or, in the case of Lutheran Rehabilitation Hospital, in which the Company sold a majority interest) during the year ended December 31, 2023:

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

On February 28, 2023, the Company entered into a definitive agreement for the sale of substantially all of the assets of Lake Norman Regional Medical Center (123 licensed beds) in Mooresville, North Carolina, and Davis Regional Medical Center (144 licensed beds) in Statesville, North Carolina, to Novant Health, Inc. Following judicial developments involving efforts of the Federal Trade Commission to prevent completion of this transaction, the aforementioned definitive agreement was terminated effective June 21, 2024. No termination penalty was payable either by or to the Company in connection with the termination of this agreement. These hospitals are classified as held-and-used as of June 30, 2024.

On April 18, 2024, the Company entered into a definitive agreement for the sale of substantially all of the assets of Tennova Healthcare - Cleveland (351 licensed beds) in Cleveland, Tennessee, to Hamilton Health Care System, Inc. and certain of its affiliates. This hospital was classified as held-for-sale as of June 30, 2024.

The following table discloses amounts included in the condensed consolidated balance sheets for the hospital classified as held-for-sale as of June 30, 2024 and December 31, 2023 (in millions). Other assets, net, primarily includes the net property and equipment and goodwill for the hospital held-for-sale. No divestitures or potential divestitures meet the criteria for reporting as a discontinued operation as of June 30, 2024 or December 31, 2023.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

	June 30, 2024	December 31, 2023
Other current assets	$7	$6
Other assets, net	185	218
Accrued liabilities	(8)	(13)

4. GOODWILL

The changes in the carrying amount of goodwill for the six months ended June 30, 2024 are as follows (in millions):

Balance, as of December 31, 2023
Goodwill	$6,772
Accumulated impairment losses	(2,814)
3,958
Goodwill acquired as part of acquisitions during current year	—
Goodwill allocated to hospitals divested or held-for-sale	14
Balance, as of June 30, 2024
Goodwill	6,786
Accumulated impairment losses	(2,814)
$3,972

Goodwill allocated to hospitals divested or held-for-sale reflects the net activity of changing the classification of entities as held-and-used or held-for-sale during the period as further discussed in Note 3 to the Condensed Consolidated Financial Statements.

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

5. INCOME TAXES

The total amount of unrecognized benefit that would affect the effective tax rate, if recognized, was $46 million at June 30, 2024. A total of $3 million of interest and penalties is included in the amount of the liability for uncertain tax positions at June 30, 2024. It is the Company’s policy to recognize interest and penalties related to unrecognized benefits in its condensed consolidated statements of loss as income tax expense.

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

The Company’s provision for income taxes was $24 million and $38 million for the three months ended June 30, 2024 and 2023, respectively, and $52 million and $65 million for the six months ended June 30, 2024 and 2023, respectively. The Company’s effective tax rates were 48.0% and 95.0% for the three months ended June 30, 2024 and 2023, respectively, and 72.2% and 138.3% for the six months ended June 30, 2024 and 2023, respectively. The decrease in the provision for income taxes and the difference in the Company’s effective tax rate for the three and six months ended June 30, 2024, compared to the same periods in 2023 was primarily due to a decrease in nondeductible goodwill in the current period compared to the prior period.

Cash paid for income taxes, net of refunds received, resulted in a net payment of $84 million during both the three and six months ended June 30, 2024, and $37 million during both the three and six months ended June 30, 2023.

6. LONG-TERM DEBT

Long-term debt, net of unamortized debt issuance costs and discounts or premiums, as applicable, consists of the following (in millions):

	June 30,	December 31,
	2024	2023
8% Senior Secured Notes due 2026	$—	$1,116
8% Senior Secured Notes due 2027	700	700
5⅝% Senior Secured Notes due 2027	1,900	1,900
6⅞% Senior Notes due 2028	626	756
6% Senior Secured Notes due 2029	644	644
5¼% Senior Secured Notes due 2030	1,535	1,535
4¾% Senior Secured Notes due 2031	1,058	1,058
10⅞% Senior Secured Notes due 2032	2,225	1,000
6⅞% Junior-Priority Secured Notes due 2029	1,244	1,244
6⅛% Junior-Priority Secured Notes due 2030	1,227	1,227
ABL Facility	273	247
Finance lease and financing obligations	369	366
Other	33	32
Less: Unamortized deferred debt issuance costs	(303)	(338)
Total debt	11,531	11,487
Less: Current maturities	(27)	(21)
Total long-term debt	$11,504	$11,466

On June 5, 2024, CHS/Community Health Systems, Inc. (“CHS”) completed the offering of an additional $1.225 billion aggregate principal amount of its outstanding 10.875% Senior Secured Notes due 2032 (the “Tack-On Notes”) at an issue price of 102.000%, plus accrued and unpaid interest from December 22, 2023 to the closing date (which equaled approximately $60 million). The Tack-On Notes are part of the same series as, and rank equally with, the 10⅞% Senior Secured Notes due 2032 issued in December 2023. Following the issuance of the Tack-On Notes, the total aggregate principal amount of outstanding 10⅞% Senior Secured Notes due 2032 is $2.225 billion.

Proceeds from the offering of the Tack-On Notes, together with cash on hand, were used to redeem all $1.116 billion of the outstanding 8.000% Senior Secured Notes due 2026, to fund repurchases of the Company’s 6⅞% Senior Notes due 2028 as noted below, to pay related fees and expenses and for general corporate purposes.

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

Approximately $98 million of the proceeds from the Tack-On Notes, as described above, was used to extinguish $130 million principal value of the Company’s 6⅞% Senior Notes due 2028, resulting in a pre-tax gain from early extinguishment of debt of approximately $32 million. Together with the issuance of the Tack-On Notes, there was a pre-tax and after-tax gain from early extinguishment of debt of $26 million and $27 million, respectively, for the three- and six-month periods ended June 30, 2024. There were no financing transactions in the comparable prior year periods.

On June 5, 2024, the Company and CHS entered into the Second Amendment and Restatement Agreement (the “Amendment”) to refinance and replace the amended and restated asset-based loan (“ABL”) credit agreement (the “ABL Credit Agreement” and, as amended by the Amendment, the “Amended and Restated ABL Credit Agreement”), dated as of November 22, 2021, with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders and other agents party thereto. Pursuant to the Amended and Restated ABL Credit Agreement, the lenders have extended to CHS a revolving asset-based loan facility (the “ABL Facility”) in the maximum aggregate principal amount of $1.0 billion, subject to borrowing base capacity. The ABL Facility includes borrowing capacity available for letters of credit of $200 million. CHS and all domestic subsidiaries of CHS that guarantee CHS’ other outstanding senior and senior secured indebtedness guarantee the obligations of CHS under the ABL Facility. Subject to certain exceptions, all obligations under the ABL Facility and the related guarantees are secured by a perfected first-priority security interest in substantially all of the receivables, deposit, collection and other accounts and contract rights, books, records and other instruments related to the foregoing of the Company, CHS and the guarantors, as well as a perfected junior-priority third lien security interest in substantially all of the other assets of the Company, CHS and the guarantors, subject to customary exceptions and intercreditor arrangements. Principal amounts outstanding under the ABL Facility will be due and payable in full on June 5, 2029.

At June 30, 2024, the Company had outstanding borrowings of $273 million and approximately $599 million of additional borrowing capacity (after taking into consideration the $67 million of outstanding letters of credit) under the ABL Facility. The issued letters of credit were primarily in support of potential insurance-related claims and certain bonds. Letters of credit were reduced during the six months ended June 30, 2024 by $14 million, primarily in relation to a professional liability claim that was settled and funded during the six months ended June 30, 2024.

The ABL Facility contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the Company’s ability, subject to certain exceptions, to, among other things (1) declare dividends, make distributions or redeem or repurchase capital stock, (2) prepay, redeem or repurchase other debt, (3) incur liens or grant negative pledges, (4) make loans and investments and enter into acquisitions and joint ventures, (5) incur additional indebtedness or provide certain guarantees, (6) engage in mergers, acquisitions and asset sales, (7) conduct transactions with affiliates, (8) alter the nature of the Company’s, CHS’ or the guarantors’ businesses, (9) grant certain guarantees with respect to physician practices, (10) engage in sale and leaseback transactions or (11) change the Company’s fiscal year. The Company is also required to comply with a consolidated fixed coverage ratio, upon certain triggering events described below, and various affirmative covenants. The consolidated fixed charge coverage ratio is calculated as the ratio of (x) consolidated EBITDA (as defined in the ABL Facility) less capital expenditures to (y) the sum of consolidated interest expense (as defined in the ABL Facility), scheduled principal payments, income taxes and restricted payments made in cash or in permitted investments. For purposes of calculating the consolidated fixed charge coverage ratio, the calculation of consolidated EBITDA as defined in the ABL Facility is a trailing 12-month calculation that begins with the Company’s consolidated net income, with certain adjustments for interest, taxes, depreciation and amortization, net income attributable to noncontrolling interests, stock compensation expense, restructuring costs, and the financial impact of other non-cash or non-recurring items recorded during any such 12-month period. The consolidated fixed charge coverage ratio is a required covenant only in periods where the total borrowings outstanding under the ABL Facility reduce the amount available in the facility to less than the greater of (i) $95 million or (ii) 10% of the calculated borrowing base. As a result, in the event the Company has less than $95 million available under the ABL Facility, the Company would need to comply with the consolidated fixed charge coverage ratio. At June 30, 2024, the Company is not subject to the consolidated fixed charge coverage ratio as such triggering event had not occurred during the twelve months ended June 30, 2024.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

The Company paid interest of $211 million and $188 million on borrowings during the three months ended June 30, 2024 and 2023, respectively, and $360 million and $385 million on borrowings during the six months ended June 30, 2024 and 2023, respectively.

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments has been estimated by the Company using available market information as of June 30, 2024 and December 31, 2023, and valuation methodologies considered appropriate. The estimates presented in the table below are not necessarily indicative of amounts the Company could realize in a current market exchange (in millions):

	June 30, 2024		December 31, 2023
	Carrying	Estimated Fair	Carrying	Estimated Fair
	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	$39	$39	$38	$38
Investments in equity securities	64	64	69	69
Available-for-sale debt securities	178	178	182	182
Trading securities	5	5	5	5
Liabilities:
8% Senior Secured Notes due 2026	—	—	1,109	1,114
8% Senior Secured Notes due 2027	695	695	695	679
5⅝% Senior Secured Notes due 2027	1,855	1,769	1,847	1,767
6⅞% Senior Notes due 2028	622	458	750	470
6% Senior Secured Notes due 2029	624	567	622	580
5¼% Senior Secured Notes due 2030	1,463	1,269	1,458	1,287
4¾% Senior Secured Notes due 2031	1,054	829	1,054	834
10⅞% Senior Secured Notes due 2032	2,211	2,316	982	1,047
6⅞% Junior-Priority Secured Notes due 2029	1,168	954	1,162	812
6⅛% Junior-Priority Secured Notes due 2030	1,170	858	1,167	781
ABL Facility and other debt	300	300	275	275

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

In instances where the determination of the fair value hierarchy measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment of factors specific to the asset or liability. Transfers between levels within the fair value hierarchy are recognized by the Company on the date of the change in circumstances that requires such transfer. There were no transfers between levels during the six months ended June 30, 2024 and 2023.

The following table sets forth, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 (in millions):

	June 30, 2024	Level 1	Level 2	Level 3
Investments in equity securities	$64	$64	$—	$—
Available-for-sale debt securities	178	—	178	—
Trading securities	5	—	5	—
Total assets	$247	$64	$183	$—

	December 31, 2023	Level 1	Level 2	Level 3
Investments in equity securities	$69	$69	$—	$—
Available-for-sale debt securities	182	—	182	—
Trading securities	5	—	5	—
Total assets	$256	$69	$187	$—

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

9. LEASES

The Company utilizes operating and finance leases for the use of certain hospitals, medical office buildings, and medical equipment. The components of lease cost and rent expense for the three and six months ended June 30, 2024 and 2023 are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Lease Cost	2024	2023	2024	2023
Operating lease cost:
Operating lease cost	$46	$53	$94	$108
Short-term rent expense	22	22	45	44
Variable lease cost	6	6	14	12
Sublease income	(1)	(1)	(2)	(3)
Total operating lease cost	$73	$80	$151	$161
Finance lease cost:
Amortization of right-of-use assets	$3	$3	$5	$6
Interest on finance lease liabilities	3	3	7	7
Total finance lease cost	$6	$6	$12	$13

Supplemental balance sheet information related to leases is as follows (in millions):

	Balance Sheet Classification	June 30, 2024	December 31, 2023
Operating Leases:
Operating lease right-of-use assets	Other assets, net	$634	$665

Finance Leases:
Finance lease right-of-use assets	Property and equipment
	Land and improvements	$—	$—
	Buildings and improvements	248	246
	Equipment and fixtures	9	10
	Property and equipment	257	256
	Less accumulated depreciation and amortization	(57)	(55)
	Property and equipment, net	$200	$201

Current finance lease liabilities	Current maturities of long-term debt	$2	$2
Long-term finance lease liabilities	Long-term debt	216	214

Supplemental cash flow information related to leases for the six months ended June 30, 2024 and 2023 is as follows (in millions):

	Six Months Ended June 30,
Cash flow information	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (1)	$91	$103
Operating cash flows from finance leases	7	7
Financing cash flows from finance leases	2	2
Right-of-use assets obtained in exchange for new finance lease liabilities	3	—
Right-of-use assets obtained in exchange for new operating lease liabilities	32	49

_______________________________

(1)
Included in the change in other operating assets and liabilities in the condensed consolidated statements of cash flows.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

10. STOCKHOLDERS’ DEFICIT

Authorized capital shares of the Company include 400,000,000 shares of capital stock consisting of 300,000,000 shares of common stock and 100,000,000 shares of preferred stock. Each of the aforementioned classes of capital stock has a par value of $0.01 per share. Shares of preferred stock, none of which were outstanding as of June 30, 2024, may be issued in one or more series having such rights, preferences and other provisions as determined by the Board of Directors without approval by the holders of common stock.

The Company is a holding company, which operates through its subsidiaries. The ABL Facility and the indentures governing each series of the Company’s outstanding notes contain various covenants under which the assets of the subsidiaries of the Company are subject to certain restrictions relating to, among other matters, dividends and distributions, as referenced in the paragraph below.

The ABL Facility and the indentures governing each series of the Company’s outstanding notes restrict the Company’s subsidiaries from, among other matters, paying dividends and making distributions to the Company, which thereby limits the Company’s ability to pay dividends and/or repurchase stock. As of June 30, 2024, under the most restrictive test in these agreements (and subject to certain exceptions), the Company has approximately $300 million of capacity to pay permitted dividends and/or repurchase shares of stock or make other restricted payments.

The schedule below presents the reconciliation of the carrying amount of total equity, equity attributable to the Company’s stockholders, and equity attributable to noncontrolling interests as of June 30, 2024, and during each of the three-month periods following December 31, 2023 (in millions).

		Community Health Systems, Inc. Stockholders
	Redeemable Noncontrolling Interest	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Noncontrolling Interest	Total Stockholders’ Deficit
Balance, December 31, 2023	$323	$1	$2,185	$(14)	$(3,564)	$245	$(1,147)
Comprehensive income (loss)	16	—	—	(2)	(41)	19	(24)
Distributions to noncontrolling interests	(17)	—	—	—	—	(33)	(33)
Adjustment to redemption value of redeemable noncontrolling interests	(3)	—	3	—	—	—	3
Cancellation of restricted stock for tax withholdings on vested shares	—	—	(2)	—	—	—	(2)
Other reclassifications of noncontrolling interests	10	—	—	—	—	(10)	(10)
Share-based compensation	—	—	6	—	—	—	6
Balance, March 31, 2024	329	1	2,192	(16)	(3,605)	221	(1,207)
Comprehensive income (loss)	15	—	—	3	(14)	25	14
Distributions to noncontrolling interests	(14)	—	—	—	—	(20)	(20)
Purchases of subsidiary shares from noncontrolling interests	1	—	(2)	—	—	—	(2)
Adjustment to redemption value of redeemable noncontrolling interests	2	—	(2)	—	—	—	(2)
Other reclassifications of noncontrolling interests	(9)	—	—	—	—	12	12
Share-based compensation	—	—	2	—	—	—	2
Balance, June 30, 2024	$324	$1	$2,190	$(13)	$(3,619)	$238	$(1,203)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

The following schedule presents the reconciliation of the carrying amount of total equity, equity attributable to the Company’s stockholders, and equity attributable to the noncontrolling interests as of June 30, 2023, and during each of the three-month periods following December 31, 2022 (in millions):

		Community Health Systems, Inc. Stockholders
	Redeemable Noncontrolling Interest	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Noncontrolling Interest	Total Stockholders’ Deficit
Balance, December 31, 2022	$541	$1	$2,084	$(21)	$(3,431)	$92	$(1,275)
Comprehensive income (loss)	21	—	—	3	(51)	11	(37)
Distributions to noncontrolling interests	(33)	—	—	—	—	(11)	(11)
Purchases of subsidiary shares from noncontrolling interests	(1)	—	—	—	—	—	—
Contributions from noncontrolling interests	1	—	—	—	—	1	1
Adjustment to redemption value of redeemable noncontrolling interests	32	—	(32)	—	—	—	(32)
Cancellation of restricted stock for tax withholdings on vested shares	—	—	(4)	—	—	—	(4)
Share-based compensation	—	—	6	—	—	—	6
Balance, March 31, 2023	561	1	2,054	(18)	(3,482)	93	(1,352)
Comprehensive income (loss)	28	—	—	(1)	(38)	11	(28)
Distributions to noncontrolling interests	(21)	—	—	—	—	(19)	(19)
Contributions from noncontrolling interests	—	—	—	—	—	1	1
Purchases of subsidiary shares from noncontrolling interests	(6)	—	5	—	—	—	5
Noncontrolling interest in acquired entity	7	—	—	—	—	—	—
Adjustment to redemption value of redeemable noncontrolling interests	14	—	(14)	—	—	—	(14)
Share-based compensation	—	—	4	—	—	—	4
Balance, June 30, 2023	$583	$1	$2,049	$(19)	$(3,520)	$86	$(1,403)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net loss attributable to Community Health Systems, Inc. stockholders	$(13)	$(38)	$(55)	$(89)
Transfers to the noncontrolling interests:
Net increase in Community Health Systems, Inc. paid-in-capital for purchase of subsidiary partnership interests	3	5	3	5
Net transfers to the noncontrolling interests	3	5	3	5
Change to Community Health Systems, Inc. stockholders’ deficit from net loss attributable to Community Health Systems, Inc. stockholders and transfers to noncontrolling interests	$(10)	$(33)	$(52)	$(84)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

11. EARNINGS PER SHARE

The following table sets forth the components of the denominator for the computation of basic and diluted earnings per share for net loss attributable to Community Health Systems, Inc. stockholders:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Weighted-average number of shares outstanding — basic	132,344,504	130,659,672	131,808,274	130,176,976
Effect of dilutive securities:
Restricted stock awards	—	—	—	—
Employee stock options	—	—	—	—
Other equity-based awards	—	—	—	—
Weighted-average number of shares outstanding — diluted	132,344,504	130,659,672	131,808,274	130,176,976

The Company generated a loss attributable to Community Health Systems, Inc. stockholders for each of the three- and six-month periods ended June 30, 2024 and 2023, so the effect of dilutive securities is not considered because their effect would be antidilutive. If the Company had generated income during the three months ended June 30, 2024 and 2023, the effect of restricted stock awards, employee stock options, and other equity-based awards on the diluted shares calculation would have been an increase of 864,816 shares and 202,182 shares, respectively. If the Company had generated income during the six months ended June 30, 2024 and 2023, the effect of restricted stock awards, employee stock options, and other equity-based awards on the diluted shares calculation would have been an increase of 654,307 shares and 335,188 shares, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Dilutive securities outstanding not included in the computation of earnings per share because their effect is antidilutive:
Employee stock options and restricted stock awards	5,771,995	7,191,908	5,786,164	6,540,493

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

The table below presents a reconciliation of the beginning and ending liability balances (in millions) during the six months ended June 30, 2024, with respect to the Company’s determination of the contingencies of the Company in respect of which an accrual has been recorded. The liability as of June 30, 2024 is comprised of individually insignificant amounts for various matters.

Summary of Recorded Amounts

Probable
Contingencies
Balance as of December 31, 2023	$7
Expense	—
Reserve for insured claim	9
Cash payments	(2)
Balance as of June 30, 2024	$14

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

We are one of the nation’s largest healthcare companies. Our affiliates are leading providers of healthcare services, developing and operating healthcare delivery systems in 40 distinct markets across 15 states. As of June 30, 2024, our subsidiaries own or lease 71 affiliated hospitals, with more than 11,000 beds, and operate more than 1,000 sites of care, including physician practices, urgent care centers, freestanding emergency departments, occupational medicine clinics, imaging centers, cancer centers and ambulatory surgery centers. We generate revenues by providing a broad range of general and specialized hospital healthcare services and outpatient services to patients in the communities in which we are located. For the hospitals and other sites of care that we own and operate, we are paid for our services by governmental agencies, private insurers and directly by the patients we serve.

Acquisition and Divestiture Activity

During the six months ended June 30, 2024, we paid approximately $1 million to acquire the operating assets and related businesses of certain physician practices and clinics that operate within the communities served by our hospitals. The purchase price for these transactions was primarily allocated to working capital and property and equipment.

There were no hospital divestitures completed during the three and six months ended June 30, 2024. The following table provides a summary of hospitals that we divested (or, in the case of Lutheran Rehabilitation Hospital, in which we sold a majority interest) during the year ended December 31, 2023.

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

On February 28, 2023, we entered into a definitive agreement for the sale of substantially all of the assets of Lake Norman Regional Medical Center (123 licensed beds) in Mooresville, North Carolina, and Davis Regional Medical Center (144 licensed beds) in Statesville, North Carolina, to Novant Health, Inc., or Novant. Following judicial developments involving efforts of the Federal Trade Commission to prevent completion of this transaction, the aforementioned definitive agreement was terminated effective June 21, 2024. For additional information regarding termination of this definitive agreement, see the Current Report on Form 8-K filed by us on June 24, 2024.

On April 18, 2024, we entered into a definitive agreement for the sale of substantially all of the assets of Tennova Healthcare - Cleveland (351 licensed beds) in Cleveland, Tennessee, to Hamilton Health Care System, Inc. and certain of its affiliates. For additional information regarding this potential disposition, see the Current Report on Form 8-K filed by us on April 18, 2024.

There can be no assurance that this potential disposition will be completed, or if this potential disposition is completed, the ultimate timing of the completion of this potential disposition.

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

Overview of Operating Results

Net operating revenues increased from $3.115 billion for the three months ended June 30, 2023 to $3.140 billion for the three months ended June 30, 2024. On a same-store basis, net operating revenues for the three months ended June 30, 2024 increased $141 million compared to the same period in 2023.

We had net income of $26 million during the three months ended June 30, 2024, compared to $2 million for the same period in 2023. Net income for the three months ended June 30, 2024 included the following:

•
an after-tax benefit of $27 million for gain from early extinguishment of debt,
•
an after-tax charge of $10 million for expense related to costs associated with our multi-year initiative to modernize and consolidate technology platforms and associated processes, and
•
an after-tax charge of $8 million resulting from impairment of certain long-lived assets that were disposed as well as divestiture related costs.

Net income for the three months ended June 30, 2023 included the following:

•
an after-tax charge of $5 million for expense related to costs associated with our multi-year initiative to modernize and consolidate technology platforms and associated processes,
•
an after-tax benefit of $3 million for the gain related to the sale of a hospital partially offset by impairment of long-lived assets that were idled, disposed of or held-for-sale, and
•
an after-tax charge of $7 million for restructuring charges related to the closure of businesses as well as service line closures and consolidations at certain hospitals.

Consolidated inpatient admissions for the three months ended June 30, 2024, decreased 2.8%, compared to the same period in 2023. Consolidated adjusted admissions for the three months ended June 30, 2024, decreased 2.4%, compared to the same period in 2023. Same-store inpatient admissions for the three months ended June 30, 2024, increased 3.0%, compared to the same period in 2023, and same-store adjusted admissions for the three months ended June 30, 2024, increased 3.2%, compared to the same period in 2023.

Net operating revenues increased from $6.2 billion for the six months ended June 30, 2023 to $6.3 billion for the six months ended June 30, 2024. On a same-store basis, net operating revenues for the six months ended June 30, 2024 increased $311 million compared to the same period in 2023.

We had net income of $20 million during the six months ended June 30, 2024, compared to a net loss of $(18) million for the same period in 2023. Net income for the six months ended June 30, 2024 included the following:

•
an after-tax benefit of $27 million for gain from early extinguishment of debt,
•
an after-tax charge of $19 million for expense related to costs associated with our multi-year initiative to modernize and consolidate technology platforms and associated processes, and
•
an after-tax charge of $21 million resulting from impairment of long-lived assets that were idled, disposed of or held-for-sale.

Net loss for the six months ended June 30, 2023 included the following:

•
an after-tax charge of $5 million for expense related to costs associated with our multi-year initiative to modernize and consolidate technology platforms and associated processes,
•
an after-tax charge of $8 million for expense related to government and other legal matters and related costs,
•
an after-tax benefit of $17 million for the gain related to the sale of two hospitals partially offset by impairment of long-lived assets that were idled, disposed of or held-for-sale, and
•
an after-tax charge of $8 million for restructuring charges related to the closure of businesses as well as service line closures and consolidations at certain hospitals.

Consolidated inpatient admissions for the six months ended June 30, 2024, decreased 2.6%, compared to the same period in 2023. Consolidated adjusted admissions for the six months ended June 30, 2024, decreased 3.2%, compared to the same period in 2023. Same-store inpatient admissions for the six months ended June 30, 2024, increased 3.4%, compared to the same period in 2023, and same-store adjusted admissions for the six months ended June 30, 2024, increased 2.5%, compared to the same period in 2023.

Self-pay revenues represented approximately 1.6% and 0.8% of net operating revenues for the three months ended June 30, 2024 and 2023, respectively, and 1.5% and 0.8% for the six months ended June 30, 2024 and 2023, respectively. The amount of foregone revenue related to providing charity care services as a percentage of net operating revenues was approximately 9.1% and 10.3% for the three months ended June 30, 2024 and 2023, respectively, and 9.6% and 10.4% for the six months ended June 30, 2024 and 2023, respectively. Direct and indirect costs incurred in providing charity care services as a percentage of net operating revenues was approximately 0.9% and 1.1% for the three months ended June 30, 2024 and 2023, respectively, and 0.9% and 1.2% for the six months ended June 30, 2024 and 2023, respectively.

Overview of Legislative and Other Governmental Developments

The healthcare industry is subject to changing political, regulatory, and economic influences that may affect our business. In recent years, the U.S. Congress and certain state legislatures have introduced and passed a large number of proposals and legislation affecting the healthcare system, including laws intended to impact access to health insurance and reduce healthcare costs and government spending. The most prominent of these efforts, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the Affordable Care Act, affects how healthcare services are covered, delivered and reimbursed, and expanded health insurance coverage through a combination of public program expansion and private sector health insurance reforms. The Affordable Care Act has been, and continues to be, subject to legislative and regulatory changes and court challenges. To increase access to health insurance during the COVID-19 pandemic, the American Rescue Plan Act of 2021, or the ARPA, enhanced subsidies for individuals eligible to purchase coverage through Affordable Care Act marketplaces. Subsequent legislation extended these enhanced subsidies through 2025. In addition, COVID-related legislation enacted during the early stages of the pandemic required states to maintain continuous Medicaid enrollment, among other conditions, in order to receive a temporary increase in federal funds for Medicaid expenditures. The expiration of this “continuous coverage” requirement in April 2023 has resulted in significant Medicaid coverage disruptions and disenrollments. Although it was originally anticipated that states would complete unwinding-related Medicaid renewals by June 2024, the Centers for Medicare & Medicaid Services, or CMS, required certain states to pause procedural disenrollments due to noncompliant renewal systems, and CMS has approved state implementation of other flexibilities and mitigation strategies that extended timelines for completion. These and other changes and initiatives may impact the number of individuals that elect to obtain public or private health insurance or the scope of such coverage, if obtained.

Of critical importance to us is the potential impact of any changes specific to the Medicaid program, including the funding and expansion provisions of the Affordable Care Act and subsequent legislation or agency initiatives. Historically, the states with the greatest reductions in the number of uninsured adult residents have been those that have expanded Medicaid under the Affordable Care Act. A number of states have opted out of the Medicaid coverage expansion provisions, but could ultimately decide to expand their programs at a later date. Of the 15 states in which we operated hospitals as of June 30, 2024, nine states have taken action to expand their Medicaid programs. The other six states have not, including Florida, Alabama, Tennessee, Mississippi and Texas, where we operated a significant number of hospitals as of June 30, 2024. Some states use, or have applied to use, waivers granted by CMS to implement expansion, impose different eligibility or enrollment conditions, or otherwise implement programs that vary from federal standards.

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

We did not receive or recognize any significant level of payments or benefits under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, or other COVID-19 related stimulus and relief legislation, during the six months ended June 30, 2024, and do not expect to receive or recognize any significant level of payments or benefits under the CARES Act and other existing legislation related to COVID-19 in future periods.

Reimbursement by government programs may be affected by broad shifts in payment policy. For example, recent changes related to the 340B Drug Pricing Program have implications for all hospitals reimbursed under the outpatient prospective payment system, or PPS, including those, like ours, that do not participate in the program. In 2018, CMS implemented a payment policy that reduced Medicare payments for 340B hospitals for most drugs obtained at 340B-discounted rates and that resulted in increased payments for non-340B hospitals. In June 2022, the U.S. Supreme Court, in American Hospital Association v. Becerra, invalidated past payment cuts for hospitals participating in the 340B Drug Pricing Program. In light of the U.S. Supreme Court decision and to achieve budget neutrality, CMS implemented a reduction of approximately 3.1% to payment rates for non-drug services under the outpatient PPS for calendar year 2023. In addition, HHS directed that $9 billion be paid to affected 340B providers in one-time lump sum payments as the remedy for calendar years 2018 through 2022. Moreover, in order to comply with budget neutrality requirements, HHS finalized a corresponding offset in future non-drug item and service payments for all outpatient PPS providers (except new providers) that will reduce the outpatient PPS conversion factor by 0.5% annually. This adjustment will start in calendar year 2026 and continue for approximately 16 years. This reduction to payment rates adversely affected our results for the six months ended June 30, 2024, and the reduction to the outpatient PPS conversion factor as noted above is anticipated to adversely impact our future results.

In June 2024, the U.S. Supreme Court issued decisions affecting judicial review of federal agency-related actions that increase judicial scrutiny of agency authority, shift greater responsibility for statutory interpretation to courts, and expand the timeline in which a plaintiff can sue regulators. In particular, in Loper Bright Enterprises v. Raimondo, the U.S. Supreme Court overruled its prior ruling in Chevron U.S.A., Inc. v. Natural Resources Defense Council, Inc., which held that when a statute is ambiguous or silent, courts should not substitute their own judgments regarding the actions of those agencies so long as the agencies’ interpretation of the enabling federal statute was reasonable. In Loper Bright, the U.S. Supreme Court held that courts must instead exercise their independent judgment when deciding whether an agency has acted within its statutory authority, and that courts may not defer to an agency interpretation simply because a statute is ambiguous. The Loper Bright decision, as well as certain other recent decisions of the U.S. Supreme Court, could have significant impacts on government agency regulation, particularly within the heavily-regulated healthcare industry, and may have broad implications for our business. As a result of these decisions, there may be an increase in legal challenges to regulations and guidance issued by federal agencies responsible for regulating various aspects of our business. These potential legal challenges, if successful, could have a negative or positive impact on our business, and any such impact could be material. In addition to potential changes to regulations and agency guidance as a result of legal challenges, these recent U.S. Supreme Court decisions may result in increased regulatory uncertainty, inconsistent judicial interpretations, and delays in and other impacts to the agency rulemaking process, any of which could adversely impact our business and operations.

Sources of Revenue

The following table presents the approximate percentages of net operating revenues by payor source for the periods indicated. The data for the periods presented are not strictly comparable due to the effect that businesses acquired, sold, closed or opened during each of the respective periods, as applicable, have had on these statistics.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Medicare	17.9%	20.2%	18.5%	20.5%
Medicare Managed Care	17.8	16.7	18.1	17.1
Medicaid	14.8	14.4	14.4	14.0
Managed Care and other third-party payors	47.9	47.9	47.5	47.6
Self-pay	1.6	0.8	1.5	0.8
Total	100.0%	100.0%	100.0%	100.0%

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

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-based reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for the treatment of patients covered by Medicare, Medicaid and non-governmental payors are generally less than our standard billing rates. We account for the differences between the estimated program reimbursement rates and our standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues by an insignificant amount in each of the three- and six-month periods ended June 30, 2024 and 2023.

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

The following tables summarize, for the periods indicated, selected operating data.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Operating results, as a percentage of net operating revenues:
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses (a)	(88.1)	(88.5)	(88.3)	(89.2)
Depreciation and amortization	(4.0)	(4.0)	(3.8)	(4.1)
Impairment and (gain) loss on sale of businesses, net	(0.3)	0.4	(0.4)	0.6
Income from operations	7.6	7.9	7.5	7.3
Interest expense, net	(6.9)	(6.6)	(6.9)	(6.6)
Gain from early extinguishment of debt	0.8	—	0.4	—
Equity in earnings of unconsolidated affiliates	0.1	—	0.1	0.1
Income before income taxes	1.6	1.3	1.1	0.8
Provision for income taxes	(0.8)	(1.2)	(0.8)	(1.1)
Net income (loss)	0.8	0.1	0.3	(0.3)
Less: Net income attributable to noncontrolling interests	(1.2)	(1.3)	(1.2)	(1.1)
Net loss attributable to Community Health Systems, Inc. stockholders	(0.4)%	(1.2)%	(0.9)%	(1.4)%

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Percentage increase (decrease) from prior year:
Net operating revenues	0.8%	6.2%	0.9%	3.0%
Admissions (b)	(2.8)	0.9	(2.6)	1.0
Adjusted admissions (c)	(2.4)	0.9	(3.2)	3.4
Average length of stay (d)	(4.4)	(2.2)	(2.2)	(6.1)
Net loss attributable to Community Health Systems, Inc. stockholders	65.8	88.3	38.2	72.8
Same-store percentage increase from prior year (e):
Net operating revenues	4.7%	9.2%	5.2%	5.3%
Admissions (b)	3.0	4.8	3.4	4.8
Adjusted admissions (c)	3.2	4.9	2.5	7.2

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

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

Net operating revenues increased to $3.140 billion for the three months ended June 30, 2024, compared to $3.115 billion for the same period in 2023. Net operating revenues on a same-store basis from hospitals that were operated throughout both periods increased $141 million, or 4.7%, during the three months ended June 30, 2024, compared to the same period in 2023. On a period-over-period basis, the increase in same-store net operating revenues was primarily attributable to higher inpatient and outpatient volumes, increased reimbursement rates and higher revenues from supplemental reimbursement programs. Non-same-store net operating revenues decreased $116 million during the three months ended June 30, 2024, compared to the same period in 2023, due to the divestiture of hospitals in 2023. On a consolidated basis, inpatient admissions decreased by 2.8% and adjusted admissions decreased by 2.4% during the three months ended June 30, 2024, compared to the same period in 2023. On a same-store basis, net operating revenues per adjusted admission increased 1.4%, while inpatient admissions increased by 3.0% and adjusted admissions increased by 3.2% for the three months ended June 30, 2024, compared to the same period in 2023.

Operating costs and expenses, as a percentage of net operating revenues, increased from 92.1% during the three months ended June 30, 2023 to 92.4% during the three months ended June 30, 2024. Operating costs and expenses, excluding depreciation and amortization and impairment and (gain) loss on sale of businesses, as a percentage of net operating revenues, decreased from 88.5% for the three months ended June 30, 2023 to 88.1% for the three months ended June 30, 2024. Salaries and benefits, as a percentage of net operating revenues, decreased from 42.9% for the three months ended June 30, 2023 to 42.3% for the three months ended June 30, 2024, primarily due to an increase in net operating revenues. Supplies, as a percentage of net operating revenues, decreased from 16.2% for the three months ended June 30, 2023 to 15.4% for the three months ended June 30, 2024, primarily due to changes in the mix of services, the benefit of cost savings initiatives and an increase in net operating revenues. Other operating expenses, as a percentage of net operating revenues, increased from 26.8% for the three months ended June 30, 2023 to 28.1% for the three months ended June 30, 2024, primarily due to increased expense for supplemental reimbursement programs and outsourced medical specialists, partially offset by decreased costs for contract labor and an increase in net operating revenues. Lease cost and rent, as a percentage of net operating revenues, decreased from 2.6% for the three months ended June 30, 2023 to 2.3% for the three months ended June 30, 2024.

Depreciation and amortization, as a percentage of net operating revenues, remained consistent at 4.0% for both of the three-month periods ended June 30, 2024 and 2023.

Impairment and (gain) loss on sale of businesses, net was an expense of $10 million for the three months ended June 30, 2024, compared to a gain of $13 million for the same period in 2023. The expense recognized during the three months ended June 30, 2024 was primarily to reduce the carrying value of certain assets that were disposed as well as for divestiture related costs. The gain recognized during the three months ended June 30, 2023 related primarily to divestiture activity during the respective period as discussed more specifically under “Acquisition, Divestiture and Closure Activity” herein.

Interest expense, net, increased by $9 million to $216 million for the three months ended June 30, 2024, compared to $207 million for the same period in 2023 due primarily to financing activities in 2023.

Equity in earnings of unconsolidated affiliates, as a percentage of net operating revenues, increased to 0.1% for the three months ended June 30, 2024 from 0.0% for the same period in 2023.

Gain from early extinguishment of debt of $26 million was recognized during the three months ended June 30, 2024 as a result of the refinancing and extinguishment of certain of our outstanding notes as discussed further in Liquidity. There were no financing transactions during the three months ended June 30, 2023.

The net results of the above-mentioned changes resulted in income before income taxes increasing $10 million to $50 million for the three months ended June 30, 2024 from $40 million for the same period in 2023.

Our provision for income taxes for the three months ended June 30, 2024 and 2023 was $24 million and $38 million, respectively, and the effective tax rates were 48.0% and 95.0% for the three months ended June 30, 2024 and 2023, respectively. The decrease in the provision for income taxes and the difference in our effective tax rate for the three months ended June 30, 2024, compared to the same period in 2023 was due to a decrease in nondeductible goodwill for the three months ended June 30, 2024 compared to the same period in 2023.

Net income, as a percentage of net operating revenues, was 0.8% for the three months ended June 30, 2024, compared to 0.1% for the same period in 2023.

Net income attributable to noncontrolling interests as a percentage of net operating revenues was 1.2% for the three months ended June 30, 2024, compared to 1.3% for the same period in 2023.

Net loss attributable to Community Health Systems, Inc. stockholders was $(13) million for the three months ended June 30, 2024, compared to $(38) million for the same period in 2023.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Net operating revenues increased to $6.279 billion for the six months ended June 30, 2024, compared to $6.223 billion for the same period in 2023. Net operating revenues on a same-store basis from hospitals that were operated throughout both periods increased $311 million, or 5.2%, during the six months ended June 30, 2024, compared to the same period in 2023. On a period-over-period basis, the increase in same-store net operating revenues was primarily attributable to higher inpatient and outpatient volumes, increased reimbursement rates and higher revenues from supplemental reimbursement programs. Non-same-store net operating revenues decreased $255 million during the six months ended June 30, 2024, compared to the same period in 2023, due to the divestiture of hospitals in 2023. On a consolidated basis, inpatient admissions decreased by 2.6% and adjusted admissions decreased by 3.2% during the six months ended June 30, 2024, compared to the same period in 2023. On a same-store basis, net operating revenues per adjusted admission increased 2.6%, while inpatient admissions increased by 3.4% and adjusted admissions increased by 2.5% for the six months ended June 30, 2024, compared to the same period in 2023.

Operating costs and expenses, as a percentage of net operating revenues, decreased from 92.7% during the six months ended June 30, 2023 to 92.5% during the six months ended June 30, 2024. Operating costs and expenses, excluding depreciation and amortization and impairment and (gain) loss on sale of businesses, as a percentage of net operating revenues, decreased from 89.2% for the six months ended June 30, 2023 to 88.3% for the six months ended June 30, 2024. Salaries and benefits, as a percentage of net operating revenues, decreased from 43.5% for the six months ended June 30, 2023 to 43.0% for the six months ended June 30, 2024, primarily due to an increase in net operating revenues. Supplies, as a percentage of net operating revenues, decreased from 16.2% for the six months ended June 30, 2023 to 15.4% for the six months ended June 30, 2024, primarily due to changes in the mix of services, the benefit of cost savings initiatives and an increase in net operating revenues. Other operating expenses, as a percentage of net operating revenues, increased from 26.9% for the six months ended June 30, 2023 to 27.5% for the six months ended June 30, 2024, primarily due to increased expense for supplemental reimbursement programs and outsourced medical specialists, partially offset by decreased costs for contract labor and an increase in net operating revenues. Lease cost and rent, as a percentage of net operating revenues, decreased from 2.6% for the six months ended June 30, 2023 to 2.4% for the six months ended June 30, 2024.

Depreciation and amortization, as a percentage of net operating revenues, decreased to 3.8% for the six months ended June 30, 2024 from 4.1% for the same period in 2023, primarily due to an increase in net operating revenues and a reduction in the amortization of capitalized internal-use software.

Impairment and (gain) loss on sale of businesses, net was an expense of $27 million for the six months ended June 30, 2024, compared to a gain of $35 million for the same period in 2023. The expense recognized during the six months ended June 30, 2024 was primarily to reduce the carrying value of several assets that were idled, disposed of or held-for-sale. The gain recognized during the six months ended June 30, 2023 related primarily to divestiture activity during the respective period as discussed more specifically under “Acquisition, Divestiture and Closure Activity” herein.

Interest expense, net, increased by $12 million to $426 million for the six months ended June 30, 2024, compared to $414 million for the same period in 2023 due primarily to financing activities in 2023.

Gain from early extinguishment of debt of $26 million was recognized during the six months ended June 30, 2024 as a result of the refinancing and extinguishment of certain of our outstanding notes as discussed further in Liquidity. There were no financing transactions during the six months ended June 30, 2023.

Equity in earnings of unconsolidated affiliates, as a percentage of net operating revenues, remained consistent at (0.1)% for both of the six-month periods ended June 30, 2024 and 2023.

The net results of the above-mentioned changes resulted in income before income taxes increasing $25 million to $72 million for the six months ended June 30, 2024 from $47 million for the same period in 2023.

Our provision for income taxes for the six months ended June 30, 2024 and 2023 was $52 million and $65 million, respectively, and the effective tax rates were 72.2% and 138.3% for the six months ended June 30, 2024 and 2023, respectively. The decrease in the provision for income taxes and the difference in our effective tax rate for the six months ended June 30, 2024, compared to the same period in 2023 was due to a decrease in nondeductible goodwill for the six months ended June 30, 2024 compared to the same period in 2023.

Net income, as a percentage of net operating revenues, was 0.3% for the six months ended June 30, 2024, compared to a net loss of (0.3)% for the same period in 2023.

Net income attributable to noncontrolling interests as a percentage of net operating revenues was 1.2% for the six months ended June 30, 2024, compared to 1.1% for the same period in 2023.

Net loss attributable to Community Health Systems, Inc. stockholders was $(55) million for the six months ended June 30, 2024, compared to $(89) million for the same period in 2023.

Liquidity and Capital Resources

Net cash provided by operating activities increased $106 million, from approximately $91 million for the six months ended June 30, 2023, to approximately $197 million for the six months ended June 30, 2024. The increase in cash provided by operating activities is primarily due to increased collections of patient accounts receivable and lower cash paid for interest, partially offset by increased income tax payments. Cash paid for interest was $360 million during the six months ended June 30, 2024, compared to $385 million for the same period in 2023. Cash paid for income taxes, net of refunds received, resulted in a net payment of $84 million and $37 million during the six months ended June 30, 2024 and 2023.

Net cash used in investing activities was approximately $207 million for the six months ended June 30, 2024, compared to approximately $105 million for the same period in 2023. Net cash used in investing activities during the six months ended June 30, 2024 was impacted by a decrease of $111 million in cash proceeds from dispositions of hospitals and other ancillary operations and a decrease of $29 million in cash from the net impact of the purchases and sales of available-for-sale debt and equity securities, offset by a decrease of $46 million in cash used for the purchase of property and equipment.

Our net cash provided by financing activities was approximately $11 million for the six months ended June 30, 2024, compared to approximately $14 million for the same period in 2023, a change of $3 million. This was primarily due to the net impact of our debt borrowings and repayments during the six months ended June 30, 2024, compared to the same period in 2023.

Liquidity

Net working capital was approximately $1.0 billion at June 30, 2024 and $1.1 billion at December 31, 2023. Net working capital decreased by approximately $39 million between December 31, 2023 and June 30, 2024. The decrease is primarily due to decreases in patient accounts receivable and prepaid expenses and taxes and increases in current maturities of long-term debt, accrued interest and other current liabilities during the six months ended June 30, 2024, partially offset by increases in supplies, prepaid income taxes and other current assets and decreases in accounts payable, current operating lease liabilities and accrued liabilities for employee compensation.

In addition to cash flows from operations, available sources of capital include amounts available under the asset-based loan (ABL) credit agreement, or the ABL Credit Agreement, and anticipated access to public and private debt markets as well as proceeds from the disposition of hospitals or other investments such as our minority equity interests in various businesses, as applicable.

Pursuant to the ABL Credit Agreement, the lenders have extended to CHS/Community Health Systems, Inc., or CHS, a revolving asset-based loan facility, or ABL Facility. The maximum aggregate amount under the ABL Facility is $1.0 billion, subject to borrowing base capacity. At June 30, 2024, we had outstanding borrowings of $273 million and approximately $599 million of additional borrowing capacity (after taking into consideration $67 million of outstanding letters of credit) under the ABL Facility. The issued letters of credit were primarily in support of potential insurance-related claims and certain bonds. Letters of credit were reduced during the six months ended June 30, 2024 by $14 million, primarily in relation to a professional liability claim that was settled and funded during the six months ended June 30, 2024. Principal amounts outstanding under the ABL Facility, if any, will be due and payable in full on June 5, 2029.

2024 Financing Activity

On June 5, 2024, CHS completed the offering of an additional $1.225 billion aggregate principal amount of its outstanding 10.875% Senior Secured Notes due 2032, or the Tack-On Notes, at an issue price of 102.000%, plus accrued and unpaid interest from

December 22, 2023 to the closing date (which equaled approximately $60 million). The Tack-On Notes are part of the same series as, and rank equally with, the 10⅞% Senior Secured Notes due 2032 issued in December 2023. Proceeds from the offering of the Tack-On Notes, together with cash on hand, were used to redeem all of the remaining $1.116 billion of outstanding 8.000% Senior Secured Notes due 2026, to fund senior note repurchases in the amount of approximately $98 million resulting in the extinguishment of $130 million principal amount of the 6⅞% Senior Notes due 2028, pay related fees and expenses and for general corporate purposes.

Additionally, on June 5, 2024, the ABL Credit Agreement, as noted above, was amended and restated to, among other things, extend the maturity to June 5, 2029.

For additional information regarding the issuance of the Tack-On Notes and the amendment of the ABL Credit Agreement, see the Current Report on Form 8-K filed by us on June 5, 2024.

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

As of June 30, 2024, approximately $27 million of our outstanding debt of approximately $11.5 billion is due within the next 12 months.

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

There have been no material changes outside of the ordinary course of business to our upcoming cash obligations during the three months ended June 30, 2024, from those disclosed under “Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2023 Form 10-K.

Capital Resources

Cash expenditures for purchases of facilities and other related businesses were approximately $1 million for the six months ended June 30, 2024, compared to $15 million for the same period in 2023. Our expenditures for the six months ended June 30, 2024 and 2023 were primarily related to physician practices and clinics.

Capital expenditures relate primarily to expansion and renovation of existing facilities, construction of additional access points such as free-standing emergency departments and ambulatory surgery centers, investments in higher acuity service lines and information technology infrastructure, as well as routine expenditures for equipment, minor renovations and other upgrades. Capital expenditures totaled $181 million and $227 million for the six months ended June 30, 2024 and 2023, respectively. We expect total capital expenditures of approximately $350 million to $400 million in 2024.

Pursuant to a hospital purchase agreement from our March 1, 2016 acquisition of Northwest Health - Starke, formerly known as Starke Hospital, we committed to spend up to $15 million toward the construction of a replacement facility in Knox, Indiana. Construction is required to be completed within five years of the date we enter into a new lease with Starke County, Indiana, the hospital lessor, or in the event we do not enter into a new lease with Starke County, construction is to be completed by September 30, 2026. We have not entered into a new lease with the lessor for Northwest Health - Starke.

Reimbursement, Legislative and Regulatory Changes

Ongoing legislative and regulatory efforts, and judicial interpretations, could reduce or otherwise adversely affect the payments we receive from Medicare and Medicaid and other payors. Within the statutory framework of the Medicare and Medicaid programs, there are substantial areas subject to administrative rulings, interpretations and discretion, and which are at times subject to court challenges, which may further affect payments made under those programs. We expect legal challenges to healthcare regulations and agency guidance, including those related to Medicare and Medicaid payment policies, to increase as a result of recent U.S. Supreme Court decisions as noted above. The increased potential for legal challenges may result in delays in and other impacts to the agency rulemaking process. Further, the federal and state governments might, in the future, reduce the funds available under the Medicare and Medicaid programs, require repayment of previously received funds or require more stringent utilization and quality reviews of hospital facilities. Additionally, there may be a continued rise in managed care programs and further restructuring of the financing and delivery of healthcare in the United States. These events could cause our future financial results to be adversely impacted. We cannot estimate the impact of Medicare and Medicaid reimbursement changes that have been enacted or otherwise determined or that are currently or may in the future be under consideration. We cannot predict whether additional reimbursement reductions will be made or whether any such changes or other restructuring of the financing and delivery of healthcare would have a material adverse effect on our business, financial conditions, results of operations, cash flow, capital resources and liquidity.

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

Due to the complexities involved in these estimates, actual payments we receive could be different from the amounts we estimate and record. If the actual contractual reimbursement percentage under government programs and managed care contracts differed by 1% at June 30, 2024 from our estimated reimbursement percentage, net income for the six months ended June 30, 2024 would have changed by approximately $99 million, and net accounts receivable at June 30, 2024 would have changed by $127 million. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues by an insignificant amount for the three- and six-month periods ended June 30, 2024 and 2023.

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

Patient accounts receivable can be impacted by the effectiveness of our collection efforts and, as described in our significant accounting policies included in Note 1 of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 of this Form 10-Q, numerous factors may affect the net realizable value of accounts receivable. If the actual collection percentage differed by 1% at June 30, 2024 from our estimated collection percentage as a result of a change in expected recoveries, net income for the six months ended June 30, 2024 would have changed by $37 million, and net accounts receivable at June 30, 2024 would have changed by $48 million. We also continually review our overall reserve adequacy by monitoring historical cash collections as a percentage of trailing net operating revenues, as well as by analyzing current period net operating revenues and admissions by payor classification, days revenue outstanding, the composition of self-pay receivables between pure self-pay patients and the patient responsibility portion of third-party insured receivables and the impact of recent acquisitions and dispositions.

Our policy is to write-off gross accounts receivable if the balance is under $10.00 or when such amounts are placed with outside collection agencies. We believe this policy accurately reflects our ongoing collection efforts and is consistent with industry practices. We had approximately $1.8 billion at June 30, 2024 and $1.7 billion at December 31, 2023, being pursued by various outside collection agencies. We expect to collect less than 4%, net of estimated collection fees, of the amounts being pursued by outside collection agencies. As these amounts have been written-off, they are not included in our accounts receivable. Collections on amounts previously written-off are recognized as a recovery of net operating revenues when received. However, we take into consideration estimated collections of these future amounts written-off in determining the implicit price concessions used to measure the transaction price for the applicable portfolio of patient accounts receivable.

All of the following information is derived from our hospitals, excluding clinics, unless otherwise noted.

Patient accounts receivable from our hospitals represent approximately 98% of our total consolidated accounts receivable.

Days revenue outstanding, adjusted for the impact of receivables for state Medicaid supplemental payment programs and divested facilities, was 58 days at both June 30, 2024 and December 31, 2023.

Total gross accounts receivable (prior to allowance for contractual adjustments and implicit price concessions) was approximately $17.1 billion and $16.8 billion as of June 30, 2024 and December 31, 2023, respectively. The approximate percentage of total gross accounts receivable (prior to allowance for contractual adjustments and implicit price concessions) summarized by payor and aging categories is as follows:

As of June 30, 2024:
	% of Gross Receivables
Payor	0 - 90 Days	90 - 180 Days	180 - 365 Days	Over 365 Days
Medicare	10%	—%	—%	1%
Medicare Managed Care	16%	3%	3%	2%
Medicaid	6%	1%	1%	1%
Managed Care and other third-party payors	18%	4%	3%	3%
Self-Pay	7%	6%	8%	7%

As of December 31, 2023:
	% of Gross Receivables
Payor	0 - 90 Days	90 - 180 Days	180 - 365 Days	Over 365 Days
Medicare	10%	1%	1%	—%
Medicare Managed Care	16%	3%	3%	2%
Medicaid	6%	1%	1%	1%
Managed Care and other third-party payors	18%	3%	3%	3%
Self-Pay	7%	6%	7%	8%

The approximate percentage of total gross accounts receivable (prior to allowances for contractual adjustments and implicit price concessions) summarized by payor-type is as follows:

	June 30,	December 31
	2024	2023
Insured receivables	72.3%	72.1%
Self-pay receivables	27.7	27.9
Total	100.0%	100.0%

The combined total at our hospitals and clinics for the estimated implicit price concessions for self-pay accounts receivable and allowances for other self-pay discounts and contractuals, as a percentage of gross self-pay receivables, was approximately 90% at June 30, 2024 and 91% at December 31, 2023. If the receivables that have been written-off, but where collections are still being pursued by outside collection agencies, were included in both the allowances and gross self-pay receivables specified above, the percentage of combined allowances to total self-pay receivables would have been 93% at both June 30, 2024 and December 31, 2023.

Goodwill

At June 30, 2024, we had approximately $4.0 billion of goodwill recorded, all of which resides at our hospital operations reporting unit. Goodwill represents the excess of the fair value of the consideration conveyed in an acquisition over the fair value of net assets acquired. Goodwill is evaluated for impairment annually and when an event occurs or circumstances change that, more likely than not, reduce the fair value of the reporting unit below its carrying value. We performed our last annual goodwill impairment evaluation during the fourth quarter of 2023 using the October 31, 2023 measurement date, which indicated no impairment.

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

The net present value of the projected payments was discounted using a weighted-average risk-free rate of approximately 3.9% and 3.7% at June 30, 2024 and December 31, 2023, respectively. This liability is adjusted for new claims information in the period such information becomes known to us. Professional liability expense includes the losses resulting from professional liability claims and loss adjustment expense, as well as excess insurance premiums, and is presented within other operating expenses in the accompanying condensed consolidated statements of loss.

Our processes for obtaining and analyzing claims and incident data are standardized across all of our businesses and have been consistent for many years. We monitor the outcomes of the medical care services that we provide and for each reported claim, we obtain various information concerning the facts and circumstances related to that claim. In addition, we routinely monitor current key statistics and volume indicators in our assessment of utilizing historical trends. The average lag period between claim occurrence and payment of a final settlement is between three and four years, although the facts and circumstances of individual claims could result in the timing of such payments being different from this average. Since claims are paid promptly after settlement with the claimant is reached, settled claims represent approximately 3% or less of the total liability at the end of any period.

For purposes of estimating our individual claim accruals, we utilize specific claim information, including the nature of the claim, the expected claim amount, the year in which the claim occurred and the laws of the jurisdiction in which the claim occurred. Once the case accruals for known claims are determined, information is stratified by loss layers and retentions, accident years, reported years and geography. Several actuarial methods are used against this data to produce estimates of ultimate paid losses and reserves for incurred but not reported claims. Each of these methods uses our company-specific historical claims data and other information. Company-specific data includes information regarding our business, including historical paid losses and loss adjustment expenses, historical and current case loss reserves, actual and projected hospital statistical data, a variety of hospital census information, employed physician information, professional liability retentions for each policy year, geographic information and other data. Significant assumptions are made on the basis of the aforementioned information in estimating reserves for incurred but not reported claims. A 1% change in assumptions for either severity or frequency as of June 30, 2024 would have increased or decreased the reserve between $5 million to $15 million.

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

Excess insurance for all hospitals has been purchased through commercial insurance companies and generally covers us for liabilities in excess of the self-insured retentions. The excess coverage consists of multiple layers of insurance, the sum of which totals up to $95 million per occurrence and in the aggregate for claims reported on or after June 1, 2003, up to $145 million per occurrence and in the aggregate for claims reported on or after January 1, 2008, up to $195 million per occurrence and in the aggregate for claims reported on or after June 1, 2010, and up to at least $215 million per occurrence and in the aggregate for claims reported on or after June 1, 2015. In addition, for integrated occurrence professional liability claims, there is an additional $50 million of excess coverage for claims reported on or after June 1, 2014 and an additional $75 million of excess coverage for claims reported on or after June 1, 2015 through June 1, 2020. The $75 million in integrated occurrence coverage will also apply to claims reported between June 1, 2020 and June 1, 2025 for events that occurred prior to June 1, 2020 but which were not previously known or reported. For certain policy years prior to June 1, 2014, if the first aggregate layer of excess coverage becomes fully utilized, then the self-insured retention will increase to $10 million per claim for any subsequent claims in that policy year until our total aggregate coverage is met. Beginning June 1, 2018, this drop-down provision in the excess policies attaches over the $15 million per claim self-insured retention.

There were no significant changes in our estimate of the reserve for professional liability claims during the six months ended June 30, 2024.

Income Taxes

We must make estimates in recording provision for income taxes, including determination of deferred tax assets and deferred tax liabilities and any valuation allowances that might be required against the deferred tax assets. We believe that future income will enable us to realize certain deferred tax assets, subject to the valuation allowance we have established.

The total amount of unrecognized benefit that would impact the effective tax rate, if recognized, was $46 million at June 30, 2024. A total of $3 million of interest and penalties is included in the amount of liability for uncertain tax positions at June 30, 2024. It is our policy to recognize interest and penalties related to unrecognized benefits in our condensed consolidated statements of loss as income tax expense.

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “thinks,” and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. A number of factors could affect the future results of the Company or the healthcare industry generally and could cause the Company’s expected results to differ materially from those expressed in this Form 10-Q. These factors include, among other things:

•
general economic and business conditions, both nationally and in the regions in which we operate, including the impact of current negative macroeconomic conditions, inflationary conditions, the current high interest rate environment, and current geopolitical instability, as well as the potential impact on us of political, financial, credit and capital conditions;
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
•
judicial developments impacting the Company or the healthcare industry, including the potential impact of the recent decisions of the U.S. Supreme Court regarding the actions of federal agencies;
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the three months ended June 30, 2024, there have been no material changes in the quantitative and qualitative disclosures set forth in Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our 2023 Form 10-K.

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

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2024 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Government Investigations and Qui Tam Litigation

U.S. ex rel Larry Bomar v. Bayfront HMA Medical Center, LLC, et al – On September 14, 2017, our former hospital in St. Petersburg, Florida received a civil investigative demand, or CID, from the United States Department of Justice for information concerning its historic participation in the Florida Low Income Pool Program. The Florida Low Income Pool Program, or LIP, is a funding pool to support healthcare providers that provide uncompensated care to Florida residents who are uninsured or underinsured. The CID sought documentation related to agreements between the hospital and Pinellas County. On June 13, 2019, an additional ten of our affiliated hospitals in Florida received CIDs related to the same subject matter, along with two CIDs addressed to our affiliated management company and the Parent Company. We cooperated fully with the investigation. On September 15, 2021, the United States District Court for the Middle District of Florida ordered the unsealing of this qui tam complaint, which contains allegations related to the information sought in the CID received on September 14, 2017. Specifically, the relator claims our former hospital in St. Petersburg – Bayfront Medical Center St. Petersburg – along with other, unaffiliated hospitals violated the False Claims Act by allegedly making certain contributions to a non-profit entity for the purpose of receiving supplemental Medicaid funding. The United States has declined to intervene in the case. We filed a motion to dismiss on November 23, 2021, which the District Court granted without prejudice on January 24, 2023. The relator filed a first amended complaint on February 14, 2023, our response to which was filed on February 28, 2023. The District Court granted our motion to dismiss with prejudice on August 21, 2023. The relator filed a notice of appeal to the United States Court of Appeals for the Eleventh Judicial Circuit. This matter was settled during the three months ended June 30, 2024.

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

Federal Trade Commission v. Novant Health, Inc. and Community Health Systems, Inc. On January 25, 2024, the FTC filed a Complaint for Temporary Restraining Order and Preliminary Injunction in the United States District Court for the Western District of North Carolina seeking to enjoin the consummation of our proposed sale of Lake Norman Regional Medical Center and Davis Regional Medical Center to Novant Health, Inc., or Novant, pursuant to the terms of a definitive agreement dated as of February 28, 2023, as amended, entered into by us with Novant. The FTC alleged, among other things, that the proposed sale of the two hospitals would violate federal antitrust laws. Following a denial by the U.S. District Court of the FTC's request for an injunction on June 5, 2024, the FTC appealed such ruling and sought a motion to temporarily enjoin the consummation of such transactions pending this appeal, which motion was granted by the United States Fourth Circuit Court of Appeals on June 18, 2024. Following such judicial developments, the aforementioned definitive agreement was terminated effective June 21, 2024.

Item 1A. Risk Factors

The following supplements the Company's risk factors previously disclosed in the 2023 Form 10-K by adding the following risk factor. Except as set forth below, there have been no material changes with regard to the risk factors previously disclosed in the 2023 Form 10-K.

Recent U.S. Supreme Court decisions affecting the review of federal agency actions could adversely impact our business and operations.

In June 2024, the U.S. Supreme Court issued decisions affecting judicial review of federal agency-related actions that increase judicial scrutiny of agency authority, shift greater responsibility for statutory interpretation to courts, and expand the timeline in which a plaintiff can sue regulators. In particular, in Loper Bright Enterprises v. Raimondo, the U.S. Supreme Court overruled its prior ruling in Chevron U.S.A., Inc. v Natural Resources Defense Council, Inc., which held that when a statute is ambiguous or silent, courts should not substitute their own judgments regarding the actions of those agencies so long as the federal agencies’ interpretation of the enabling federal statute was reasonable (this was commonly known as “Chevron deference”). In Loper Bright, the U.S. Supreme Court, held that courts must instead exercise their independent judgment when deciding whether an agency has acted within its statutory authority, and that courts may not defer to an agency interpretation simply because a statute is ambiguous.

The Loper Bright decision, as well as certain other recent decisions of the U.S. Supreme Court, could have significant impacts on government agency regulation, particularly within the heavily-regulated healthcare industry, and may have broad implications for our business. As a result of these decisions, there may be an increase in legal challenges to regulations and guidance issued by federal agencies responsible for regulating various aspects of our business, including HHS and certain of its agencies, such as CMS, the Food and Drug Administration, and the Office of Inspector General. Certain of these potential legal challenges, if successful, could have a material negative impact on our business, including through impacts on Medicare and Medicaid payment and coverage, the availability of coverage and subsidies to our patients under the Affordable Care Act and other policies affecting the size of the uninsured population, the administration of state Medicaid programs, the enforcement and interpretation of fraud and abuse laws, and other legal matters discussed in the risk factor “If we fail to comply with extensive laws and government regulations, including fraud and abuse laws, we could suffer penalties or be required to make significant changes to our operations” included in Part I, Item 1A of the 2023 Form 10-K. In addition to potential changes to regulations and agency guidance as a result of legal challenges, these U.S. Supreme Court decisions may result in increased regulatory uncertainty, inconsistent judicial interpretations, and delays in and other impacts to the agency rulemaking process, any of which could also adversely impact our business and operations.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

The following table contains information about our purchases of common stock during the three months ended June 30, 2024.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (b)
April 1, 2024 -
April 30, 2024	1,484	$3.58	—	—
May 1, 2024 -
May 31, 2024	—	—	—	—
June 1, 2024 -
June 30, 2024	9,270	3.96	—	—
Total	10,754	$3.91	—	—

(a)
10,754 shares were withheld to satisfy the payment of tax obligations related to the vesting of restricted stock awards.
(b)
We had no publicly announced repurchase programs for shares of our common stock during the three months ended June 30, 2024.

The ABL Facility and the indentures governing each series of our outstanding notes restrict our subsidiaries from, among other matters, paying dividends and making distributions to us, which thereby limits our ability to pay dividends and/or repurchase stock. As of June 30, 2024, under the most restrictive test in these agreements (and subject to certain exceptions), we have approximately $300 million of capacity to pay permitted dividends and/or repurchase shares of stock or make other restricted payments.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None. Without limiting the generality of the foregoing, during the three months ended June 30, 2024, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement,” or any “non-Rule 10b-5 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

No.		Description
2.1

Asset Purchase Agreement, dated as of April 18, 2024, by and among certain subsidiaries of Community Health Systems, Inc. and Hamilton Health Care System, Inc. and certain of its affiliates (incorporated by reference to Exhibit 2.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed April 18, 2024 (No. 001-15925))

4.1	*

Collateral Agency Transfer Agreement, dated as of April 30, 2024, among Credit Suisse AG and Credit Suisse AG, Cayman Islands Branch, together as Predecessor Collateral Agent, Regions Bank, as Trustee and Authorized Representative, U.S. Bank Trust Company, National Association, as Successor Collateral Agent, CHS/Community Health Systems, Inc., Community Health Systems, Inc. and the guarantors party thereto

4.2

First Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 10.875% Senior Secured Notes due 2032, dated as of June 5, 2024, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as trustee, and U.S. Bank Trust Company, National Association, as collateral agent (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed on June 5, 2024 (No. 001-15925))

10.1

Second Amendment and Restatement Agreement to the Amended and Restated ABL Credit Agreement, dated as of June 5, 2024, among CHS/Community Health Systems, Inc., as Borrower, Community Health Systems, Inc., as the Parent, the subsidiaries of the Borrower party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed on June 5, 2024 (No. 001-15925))

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

The following financial information from our quarterly report on Form 10-Q for the quarter and six months ended June 30, 2024 and 2023, filed with the SEC on July 25, 2024, formatted in Inline Extensible Business Reporting Language: (i) the condensed consolidated statements of loss for the three and six months ended June 30, 2024 and 2023, (ii) the condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2024 and 2023, (iii) the condensed consolidated balance sheets at June 30, 2024 and December 31, 2023, (iv) the condensed consolidated statements of cash flows for the six months ended June 30, 2024 and 2023, and (v) the notes to the condensed consolidated financial statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

Date: July 25, 2024