Form 10-Q
period 2024-09-30
COMMUNITY HEALTH SYSTEMS INC
filed 2024-10-24
CIK 1108109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024 ☐

or

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

As of October 18, 2024, there were outstanding 138,948,058 shares of the Registrant’s Common Stock, $0.01 par value.

Community Health Systems, Inc.

Form 10-Q

For the Three and Nine Months Ended September 30, 2024

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF LOSS

(In millions, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net operating revenues	$3,090	$3,086	$9,369	$9,308
Operating expenses:
Salaries and benefits	1,359	1,338	4,054	4,040
Supplies	469	489	1,439	1,499
Other operating expenses	1,010	853	2,737	2,524
Lease cost and rent	73	79	224	240
Depreciation and amortization	117	128	357	384
Impairment and (gain) loss on sale of businesses, net	267	26	294	(9)
Total operating expenses	3,295	2,913	9,105	8,678
(Loss) income from operations	(205)	173	264	630
Interest expense, net	216	208	643	621
Gain from early extinguishment of debt	—	—	(25)	—
Equity in earnings of unconsolidated affiliates	(2)	(2)	(7)	(5)
(Loss) income before income taxes	(419)	(33)	(347)	14
(Benefit from) provision for income taxes	(64)	19	(13)	84
Net loss	(355)	(52)	(334)	(70)
Less: Net income attributable to noncontrolling interests	36	39	112	110
Net loss attributable to Community Health Systems, Inc. stockholders	$(391)	$(91)	$(446)	$(180)
Loss per share attributable to Community Health Systems, Inc. stockholders:
Basic	$(2.95)	$(0.69)	$(3.38)	$(1.38)
Diluted	$(2.95)	$(0.69)	$(3.38)	$(1.38)
Weighted-average number of shares outstanding:
Basic	132,376,226	130,698,907	131,998,973	130,352,865
Diluted	132,376,226	130,698,907	131,998,973	130,352,865

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In millions)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net loss	$(355)	$(52)	$(334)	$(70)
Other comprehensive income (loss), net of income taxes:
Net change in fair value of available-for-sale debt securities, net of tax	2	(3)	4	(1)
Amortization and recognition of unrecognized pension cost components, net of tax	2	—	2	—
Other comprehensive income (loss)	4	(3)	6	(1)
Comprehensive loss	(351)	(55)	(328)	(71)
Less: Comprehensive income attributable to noncontrolling interests	36	39	112	110
Comprehensive loss attributable to Community Health Systems, Inc. stockholders	$(387)	$(94)	$(440)	$(181)

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

(Unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$33	$38
Patient accounts receivable	2,043	2,231
Supplies	311	328
Prepaid income taxes	92	76
Prepaid expenses and taxes	227	260
Other current assets	402	275
Total current assets	3,108	3,208
Property and equipment	9,094	9,511
Less accumulated depreciation and amortization	(4,130)	(4,304)
Property and equipment, net	4,964	5,207
Goodwill	3,940	3,958
Deferred income taxes	29	29
Other assets, net	1,864	2,053
Total assets	$13,905	$14,455
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$20	$21
Current operating lease liabilities	113	124
Accounts payable	842	912
Accrued liabilities:
Employee compensation	460	571
Accrued interest	198	160
Other	493	354
Total current liabilities	2,126	2,142
Long-term debt	11,467	11,466
Deferred income taxes	239	369
Long-term operating lease liabilities	528	563
Other long-term liabilities	815	739
Total liabilities	15,175	15,279
Redeemable noncontrolling interests in equity of consolidated subsidiaries	322	323
STOCKHOLDERS’ DEFICIT
Community Health Systems, Inc. stockholders’ deficit:
Preferred stock, $.01 par value per share, 100,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value per share, 300,000,000 shares authorized; 138,936,058 shares issued and outstanding at September 30, 2024, and 136,774,911 shares issued and outstanding at December 31, 2023	1	1
Additional paid-in capital	2,194	2,185
Accumulated other comprehensive loss	(8)	(14)
Accumulated deficit	(4,010)	(3,564)
Total Community Health Systems, Inc. stockholders’ deficit	(1,823)	(1,392)
Noncontrolling interests in equity of consolidated subsidiaries	231	245
Total stockholders’ deficit	(1,592)	(1,147)
Total liabilities and stockholders’ deficit	$13,905	$14,455

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(334)	$(70)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	357	384
Deferred income taxes	(129)	22
Stock-based compensation expense	12	16
Impairment and (gain) loss on sale of businesses, net	294	(9)
Gain from early extinguishment of debt	(25)	—
Other non-cash expenses, net	142	132
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Patient accounts receivable	126	(119)
Supplies, prepaid expenses and other current assets	(48)	(100)
Accounts payable, accrued liabilities and income taxes	(119)	(69)
Other	(12)	(67)
Net cash provided by operating activities	264	120
Cash flows from investing activities:
Acquisitions of facilities and other related businesses	(1)	(35)
Purchases of property and equipment	(251)	(357)
Proceeds from disposition of hospitals and other ancillary operations	174	123
Proceeds from sale of property and equipment	5	27
Purchases of available-for-sale debt securities and equity securities	(54)	(126)
Proceeds from sales of available-for-sale debt securities and equity securities	54	221
Purchases of investments in unconsolidated affiliates	(4)	(8)
Increase in other investments	(55)	(51)
Net cash used in investing activities	(132)	(206)
Cash flows from financing activities:
Repurchase of restricted stock shares for payroll tax withholding requirements	(2)	(4)
Deferred financing costs and other debt-related costs	(8)	—
Proceeds from noncontrolling investors in joint ventures	1	4
Redemption of noncontrolling investments in joint ventures	(3)	(1)
Distributions to noncontrolling investors in joint ventures	(121)	(108)
Other borrowings	18	30
Issuance of long-term debt	1,236	—
Proceeds from ABL Facility	2,662	2,290
Repayments of long-term indebtedness	(3,920)	(2,152)
Net cash (used in) provided by financing activities	(137)	59
Net change in cash and cash equivalents	(5)	(27)
Cash and cash equivalents at beginning of period	38	118
Cash and cash equivalents at end of period	$33	$91
Supplemental disclosure of cash flow information:
Interest payments	$(562)	$(583)
Income tax payments, net	$(132)	$(61)

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The unaudited condensed consolidated financial statements of Community Health Systems, Inc. (the “Parent Company”) and its subsidiaries (the “Company”) as of September 30, 2024 and December 31, 2023 and for the three-month and nine-month periods ended September 30, 2024 and 2023, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. All intercompany transactions and balances have been eliminated. The results of operations for the three and nine months ended September 30, 2024, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2024. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates under different assumptions or conditions.

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

Substantially all of the Company’s operating expenses are “cost of revenue” items. Operating expenses that could be classified as general and administrative by the Company include the Company’s corporate office costs at its Franklin, Tennessee office, which were $72 million and $61 million for the three months ended September 30, 2024 and 2023, respectively, and $228 million and $187 million during the nine months ended September 30, 2024 and 2023, respectively. The increase in corporate office costs during the three and nine months ended September 30, 2024, compared to the same periods in 2023 is primarily due to the impact of certain non-recurring adjustments.

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

Revenue Recognition.

Net Operating Revenues

Net operating revenues are recorded at the transaction price estimated by the Company to reflect the total consideration due from patients and third-party payors in exchange for providing goods and services in patient care. These services are considered to be a single performance obligation and have a duration of less than one year. Revenues are recorded as these goods and services are provided. The transaction price, which involves significant estimates, is determined based on the Company’s standard charges for the goods and services provided, with a reduction recorded for price concessions related to third party contractual arrangements as well as patient discounts and other patient price concessions. During each of the three and nine-month periods ended September 30, 2024 and 2023, the impact of changes to the inputs used to determine the transaction price was considered immaterial.

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

The Company’s net operating revenues for the three and nine months ended September 30, 2024 and 2023 have been presented in the following table based on an allocation of the estimated transaction price with the patient between the primary patient classification of insurance coverage (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Medicare	$562	$608	$1,721	$1,884
Medicare Managed Care	540	498	1,679	1,563
Medicaid	439	456	1,345	1,328
Managed Care and other third-party payors	1,514	1,479	4,494	4,441
Self-pay	35	45	130	92
Total	$3,090	$3,086	$9,369	$9,308

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

Final settlements for some payors and programs are subject to adjustment based on administrative review and audit by third parties. As a result of these final settlements, the Company has recorded amounts due to third-party payors of $138 million and $97 million as of September 30, 2024 and December 31, 2023, respectively, and these amounts are included in accrued liabilities-other in the accompanying condensed consolidated balance sheets. Amounts due from third-party payors were $146 million and $130 million as of September 30, 2024 and December 31, 2023, respectively, and are included in other current assets in the accompanying condensed consolidated balance sheets. Substantially all Medicare and Medicaid cost reports are final settled through 2019.

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

These charity care services are estimated to be $304 million and $355 million for the three months ended September 30, 2024 and 2023, respectively, and $906 million and $1.0 billion for the nine months ended September 30, 2024 and 2023, respectively, representing the value (at the Company’s standard charges) of these charity care services that are excluded from net operating revenues. The estimated cost incurred by the Company to provide these charity care services to patients who are unable to pay was approximately $31 million and $39 million for the three months ended September 30, 2024 and 2023, respectively, and $89 million and $111 million for the nine months ended September 30, 2024 and 2023, respectively. The estimated cost of these charity care services was determined using a ratio of cost to gross charges and applying that ratio to the gross charges associated with providing care to charity patients for the period.

Accounting for the Impairment or Disposal of Long-Lived Assets. During the nine months ended September 30, 2024, the Company recorded a net expense of approximately $294 million, comprised of (i) an approximate $259 million impairment charge recorded to reduce the carrying value of four hospitals that were deemed held-for-sale based on the difference between carrying value of the hospital disposal group compared to the estimated fair value less costs to sell, and (ii) an approximate $39 million impairment charge recorded to reduce the carrying value of several assets that were idled, disposed of or held-for-sale, partially offset by a gain of approximately $4 million related to the sale of one hospital. During the nine months ended September 30, 2024, approximately $127 million of goodwill was allocated from the hospital operations reporting unit associated with the disposal groups for which impairment charges or a gain on sale was recorded during the period.

During the nine months ended September 30, 2023, the Company recorded a net gain of approximately $9 million, comprised of a gain of approximately $63 million related to the sale of three hospitals, partially offset by (i) an approximate $21 million impairment charge to adjust the carrying value of long-lived assets at a hospital that was sold at a sales price below carrying value, (ii) an approximate $25 million impairment charge recorded to reduce the carrying value of two hospitals that were deemed held-for-sale based on the difference between carrying value of the hospital disposal group compared to the estimated fair value less costs to sell, and (iii) an approximate $8 million impairment charge recorded to reduce the carrying value of several assets that were idled, disposed of or held-for-sale. During the nine months ended September 30, 2023, approximately $84 million of goodwill was allocated from the hospital operations reporting unit associated with the disposal groups for which impairment charges or a gain on sale was recorded during the period.

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

The 2009 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code (“IRC”) and for the grant of stock options which do not so qualify, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance-based shares or units and other share awards. Persons eligible to receive grants under the 2009 Plan include the Company’s directors, officers, employees and consultants. To date, all options granted under the 2009 Plan have been “nonqualified” stock options for tax purposes. Generally, these options vest in one-third increments on each of the first three anniversaries of the option grant date and expire on the tenth anniversary of the option grant date. The exercise price of all options granted under the 2009 Plan is equal to the fair value of the Company’s common stock on the option grant date. As of September 30, 2024, 3,858,715 shares of unissued common stock were reserved for future grants under the 2009 Plan.

The following table reflects the impact of total compensation expense related to stock-based equity plans on the reported operating results for the respective periods (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Effect on income before income taxes	$(5)	$(6)	$(12)	$(16)
Effect on net loss	$(4)	$(5)	$(10)	$(13)

At September 30, 2024, $23 million of unrecognized stock-based compensation expense related to outstanding unvested stock options, restricted stock and restricted stock units (the terms of which are summarized below) was expected to be recognized over a weighted-average period of 21 months. Of that amount, $4 million relates to outstanding unvested stock options expected to be recognized over a weighted-average period of 19 months and $19 million relates to outstanding unvested restricted stock and RSUs expected to be recognized over a weighted-average period of 21 months. There were no modifications to awards during the nine months ended September 30, 2024 and 2023.

The fair value of stock options was estimated using the Black Scholes option pricing model with the following assumptions and weighted-average fair values during the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Expected volatility	N/A	N/A	90.1%	87.3%
Expected dividends	N/A	N/A	—	—
Expected term	N/A	N/A	6 years	6 years
Risk-free interest rate	N/A	N/A	4.3%	4.2%

In determining the expected term, the Company examined concentrations of option holdings and historical patterns of option exercises and forfeitures, as well as forward-looking factors, in an effort to determine if there were any discernible employee populations. From this analysis, in determining the expected term for both of the nine-month periods ended September 30, 2024 and 2023, the Company identified one population, consisting of persons receiving grants of stock options. The computation of expected term was performed using the simplified method for all stock options granted in the periods presented. The simplified method was used as a result of the Company determining that historical exercise data does not provide a reasonable basis for the expected term of its grants, due primarily to the limited number of stock option exercises that have occurred.

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

Options outstanding and exercisable under the 2009 Plan as of September 30, 2024, and changes during each of the three-month periods following December 31, 2023, was as follows (in millions, except share and per share data):

			Weighted-	Aggregate
		Weighted-	Average	Intrinsic
		Average	Remaining	Value as of
		Exercise	Contractual	September 30,
	Shares	Price	Term	2024
Outstanding at December 31, 2023	3,630,750	$7.07
Granted	901,000	2.87
Exercised	—	—
Forfeited and cancelled	(27,000)	4.96
Outstanding at March 31, 2024	4,504,750	6.24
Granted	—	—
Exercised	—	—
Forfeited and cancelled	(14,000)	4.99
Outstanding at June 30, 2024	4,490,750	6.24
Granted	—	—
Exercised	—	—
Forfeited and cancelled	—	—
Outstanding at September 30, 2024	4,490,750	$6.24	7 years	$4
Exercisable at September 30, 2024	2,793,739	$6.99	6 years	$1

The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2024 and 2023 was $2.19 and $4.61, respectively. The aggregate intrinsic value (calculated as the number of in-the-money stock options multiplied by the difference between the Company’s closing stock price on the last trading day of the reporting period ($6.07) and the exercise price of the respective stock options) in the table above represents the amount that would have been received by the option holders had all option holders exercised their options on September 30, 2024. This amount changes based on the market value of the Company’s common stock. No stock options were exercised during the three and nine months ended September 30, 2024 and the three months ended September 30, 2023. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2023 was less than $1 million. The aggregate intrinsic value of options vested and expected to vest approximates that of the outstanding options.

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

Restricted stock outstanding under the 2009 Plan as of September 30, 2024, and changes during each of the three-month periods following December 31, 2023, was as follows:

		Weighted-
		Average Grant
	Shares	Date Fair Value
Unvested at December 31, 2023	6,053,823	$8.00
Granted	2,842,000	2.87
Vested	(2,111,567)	8.47
Forfeited	(147,001)	8.34
Unvested at March 31, 2024	6,637,255	5.65
Granted	4,000	3.78
Vested	(44,335)	6.63
Forfeited	(5,334)	5.22
Unvested at June 30, 2024	6,591,586	6.64
Granted	—	—
Vested	(18,336)	7.69
Forfeited	(19,335)	4.67
Unvested at September 30, 2024	6,553,915	5.64

RSUs have been granted to the Company’s non-management directors under the 2009 Plan. Each of the Company’s then serving non-management directors received grants under the 2009 Plan of 62,718 RSUs and 29,268 RSUs with a grant date of March 1, 2024 and 2023, respectively. Both the March 2024 and 2023 grants had a grant date fair value of approximately $180,000. In addition to the grants set forth above, on March 1, 2024 and March 1, 2023, the Chairman of the Board of Directors was awarded an additional grant of 92,334 RSUs and 43,089 RSUs, respectively, each with a grant date fair value of approximately $265,000, as additional compensation for serving as Chairman of the Board of Directors. Pursuant to the Company’s non-management director compensation program, on June 1, 2024, a new non-management director, who was elected to the Board of Directors at the Annual Meeting of the Company’s stockholders on May 7, 2024, received a grant of 62,718 RSUs (the same number of RSUs granted to the other non-management directors on March 1, 2024), which had a grant date fair value of approximately $248,000. Vesting of RSUs granted to non-management directors occurs in one-third increments on each of the first three anniversaries of the award date or upon the director’s earlier cessation of service on the Board of Directors, other than for cause. Each non-management director may elect, prior to the beginning of the calendar year in which the award is granted, to defer the receipt of shares of the Company’s common stock issuable upon vesting until either his or her (i) separation from service with the Company or (ii) attainment of an age specified in advance by the non-management director. A total of five directors elected to defer the receipt of shares of the Company’s common stock upon vesting of the RSUs granted on March 1, 2024 to a future date, and a total of four directors elected to defer the receipt of shares of the Company’s common stock upon vesting of the RSUs granted on March 1, 2023 to a future date. The new non-management director elected to defer the receipt of shares of the Company’s common stock upon vesting of the RSUs granted on June 1, 2024 to a future date.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

RSUs outstanding under the 2009 Plan as of September 30, 2024, and changes during each of the three-month periods following December 31, 2023, was as follows:

		Weighted-
		Average Grant
	Shares	Date Fair Value
Unvested at December 31, 2023	775,926	$6.86
Granted	844,950	2.87
Vested	(129,384)	7.78
Forfeited	—	—
Unvested at March 31, 2024	1,491,492	4.52
Granted	62,718	3.96
Vested	(5,894)	5.00
Forfeited	—	—
Unvested at June 30, 2024	1,548,316	4.49
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested at September 30, 2024	1,548,316	4.49

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

During the nine months ended September 30, 2024, one or more subsidiaries of the Company paid approximately $1 million to acquire the operating assets and related businesses of certain physician practices and clinics that operate within the communities served by the Company’s affiliated hospitals. The purchase price for these transactions was primarily allocated to working capital and property and equipment.

Divestitures

There was one hospital divestiture completed during the three and nine months ended September 30, 2024. The following table provides a summary of hospitals that the Company divested (or, in the case of Lutheran Rehabilitation Hospital, in which the Company sold a majority interest) during the nine months ended September 30, 2024 and the year ended December 31, 2023:

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

			Licensed
Hospital	Buyer	City, State	Beds	Effective Date
2024 Divestiture:
Tennova Healthcare - Cleveland	Hamilton Health Care Systems, Inc.	Cleveland, TN	351	August 1, 2024
2023 Divestitures:
Greenbrier Valley Medical Center	Vandalia Health, Inc.	Ronceverte, WV	122	January 1, 2023
Plateau Medical Center	Vandalia Health, Inc.	Oak Hill, WV	25	April 1, 2023
Medical Center of South Arkansas	SARH Holdings, Inc.	El Dorado, AR	166	July 1, 2023
Lutheran Rehabilitation Hospital	Select Medical Corporation	Fort Wayne, IN	36	September 1, 2023
AllianceHealth Ponca City	Integris Health	Ponca City, OK	140	November 1, 2023
AllianceHealth Woodward	Integris Health	Woodward, OK	87	November 1, 2023
Bravera Health Brooksville	Tampa General Hospital	Brooksville, FL	120	December 1, 2023
Bravera Health Spring Hill	Tampa General Hospital	Spring Hill, FL	124	December 1, 2023
Bravera Health Seven Rivers	Tampa General Hospital	Crystal River, FL	128	December 1, 2023

On July 30, 2024, the Company entered into a definitive agreement for the sale of substantially all of the assets of Regional Hospital of Scranton (186 licensed beds) and Moses Taylor Hospital (122 licensed beds) in Scranton, Pennsylvania, as well as Wilkes-Barre General Hospital (369 licensed beds) in Wilkes-Barre, Pennsylvania, and certain related businesses to affiliates of WoodBridge Healthcare, Inc. These hospitals were classified as held-for-sale as of September 30, 2024.

On August 16, 2024, the Company entered into a definitive agreement for the sale of substantially all of the assets of Davis Regional Medical Center (144 licensed beds) in Statesville, North Carolina, to Iredell Memorial Hospital, Inc. This hospital was classified as held-for-sale as of September 30, 2024. This disposition was completed on October 1, 2024, as further described in Note 13.

The following table discloses amounts included in the condensed consolidated balance sheets for the hospitals classified as held-for-sale as of September 30, 2024 and December 31, 2023 (in millions). Other current assets primarily includes patient accounts receivable and prepaid expenses while Other assets, net, primarily includes the net property and equipment and goodwill for the hospitals held-for-sale. No divestitures or potential divestitures meet the criteria for reporting as a discontinued operation as of September 30, 2024 or December 31, 2023.

	September 30, 2024	December 31, 2023
Other current assets	$95	$6
Other assets, net	59	218
Accrued liabilities	(57)	(13)

4. GOODWILL

The changes in the carrying amount of goodwill for the nine months ended September 30, 2024 are as follows (in millions):

Balance, as of December 31, 2023
Goodwill	$6,772
Accumulated impairment losses	(2,814)
3,958
Goodwill acquired as part of acquisitions during current year	—
Goodwill allocated to hospitals divested or held-for-sale	(18)
Balance, as of September 30, 2024
Goodwill	6,754
Accumulated impairment losses	(2,814)
$3,940

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

Goodwill allocated to hospitals divested or held-for-sale reflects the net activity of changing the classification of entities as held-and-used or held-for-sale during the nine months ended September 30, 2024.

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

5. INCOME TAXES

The total amount of unrecognized benefit that would affect the effective tax rate, if recognized, was $46 million at September 30, 2024. A total of $4 million of interest and penalties is included in the amount of the liability for uncertain tax positions at September 30, 2024. It is the Company’s policy to recognize interest and penalties related to unrecognized benefits in its condensed consolidated statements of loss as income tax expense.

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

The Company’s (benefit from) provision for income taxes was $(64) million and $19 million for the three months ended September 30, 2024 and 2023, respectively, and $(13) million and $84 million for the nine months ended September 30, 2024 and 2023, respectively. The Company’s effective tax rates were 15.3% and (57.6)% for the three months ended September 30, 2024 and 2023, respectively, and 3.7% and 600.0% for the nine months ended September 30, 2024 and 2023, respectively. The decrease in the provision for income taxes and the difference in the Company’s effective tax rate for the three and nine months ended September 30, 2024, compared to the same periods in 2023 was primarily due to an increase in tax benefit associated with impairment and (gain) loss on sale of businesses, net compared to the prior period.

Cash paid for income taxes, net of refunds received, resulted in a net payment of $48 million and $132 million during the three and nine months ended September 30, 2024, respectively, and $24 million and $61 million during the three and nine months ended September 30, 2023, respectively.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

6. LONG-TERM DEBT

Long-term debt, net of unamortized debt issuance costs and discounts or premiums, as applicable, consists of the following (in millions):

	September 30,	December 31,
	2024	2023
8% Senior Secured Notes due 2026	$—	$1,116
8% Senior Secured Notes due 2027	700	700
5⅝% Senior Secured Notes due 2027	1,757	1,900
6⅞% Senior Notes due 2028	626	756
6% Senior Secured Notes due 2029	644	644
5¼% Senior Secured Notes due 2030	1,535	1,535
4¾% Senior Secured Notes due 2031	1,058	1,058
10⅞% Senior Secured Notes due 2032	2,225	1,000
6⅞% Junior-Priority Secured Notes due 2029	1,244	1,244
6⅛% Junior-Priority Secured Notes due 2030	1,227	1,227
ABL Facility	372	247
Finance lease and financing obligations	358	366
Other	25	32
Less: Unamortized deferred debt issuance costs	(284)	(338)
Total debt	11,487	11,487
Less: Current maturities	(20)	(21)
Total long-term debt	$11,467	$11,466

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

The 10⅞% Senior Secured Notes due 2032 bear interest at a rate of 10.875% per year payable semi-annually in arrears on February 15 and August 15, which payments commenced on August 15, 2024. The 10⅞% Senior Secured Notes due 2032 are unconditionally guaranteed on a senior-priority secured basis by the Company and each of CHS’ current and future domestic subsidiaries that provide guarantees under the ABL Facility, any capital market debt securities of CHS (including CHS’ outstanding senior notes) and certain other long-term debt of CHS. The 10⅞% Senior Secured Notes due 2032 and the related guarantees are secured by shared (i) first-priority liens on the Non-ABL Priority Collateral and (ii) second-priority liens on the ABL Priority Collateral that secures on a first-priority basis the ABL Facility, in each case subject to permitted liens described in the indenture governing the 10⅞% Senior Secured Notes due 2032.

Approximately $98 million of the proceeds from the Tack-On Notes, as described above, was used to extinguish $130 million principal value of the Company’s 6⅞% Senior Notes due 2028, resulting in a pre-tax gain from early extinguishment of debt of approximately $32 million. Together with the issuance of the Tack-On Notes, a pre-tax and after-tax gain from early extinguishment of debt of $26 million and $27 million, respectively, for the nine months ended September 30, 2024, resulted from these transactions. There were no financing transactions in the comparable prior year periods.

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

During the three months ended September 30, 2024, the Company extinguished approximately $143 million principal value of the 5⅝% Senior Secured Notes due 2027 through open market repurchases utilizing cash on hand. An immaterial pre-tax and after-tax loss from early extinguishment of debt resulted from these repurchases.

At September 30, 2024, the Company had outstanding borrowings of $372 million and approximately $438 million of additional borrowing capacity (after taking into consideration the $66 million of outstanding letters of credit) under the ABL Facility. The issued letters of credit were primarily in support of potential insurance-related claims and certain bonds. Letters of credit were reduced during the nine months ended September 30, 2024 by $15 million, primarily in relation to a professional liability claim that was settled and funded during the nine months ended September 30, 2024.

The ABL Facility contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the Company’s ability, subject to certain exceptions, to, among other things (1) declare dividends, make distributions or redeem or repurchase capital stock, (2) prepay, redeem or repurchase other debt, (3) incur liens or grant negative pledges, (4) make loans and investments and enter into acquisitions and joint ventures, (5) incur additional indebtedness or provide certain guarantees, (6) engage in mergers, acquisitions and asset sales, (7) conduct transactions with affiliates, (8) alter the nature of the Company’s, CHS’ or the guarantors’ businesses, (9) grant certain guarantees with respect to physician practices, (10) engage in sale and leaseback transactions or (11) change the Company’s fiscal year. The Company is also required to comply with a consolidated fixed coverage ratio, upon certain triggering events described below, and various affirmative covenants. The consolidated fixed charge coverage ratio is calculated as the ratio of (x) consolidated EBITDA (as defined in the ABL Facility) less capital expenditures to (y) the sum of consolidated interest expense (as defined in the ABL Facility), scheduled principal payments, income taxes and restricted payments made in cash or in permitted investments. For purposes of calculating the consolidated fixed charge coverage ratio, the calculation of consolidated EBITDA as defined in the ABL Facility is a trailing 12-month calculation that begins with the Company’s consolidated net income, with certain adjustments for interest, taxes, depreciation and amortization, net income attributable to noncontrolling interests, stock compensation expense, restructuring costs, and the financial impact of other non-cash or non-recurring items recorded during any such 12-month period. The consolidated fixed charge coverage ratio is a required covenant only in periods where the total borrowings outstanding under the ABL Facility reduce the amount available in the facility to less than the greater of (i) $95 million or (ii) 10% of the calculated borrowing base. As a result, in the event the Company has less than $95 million available under the ABL Facility, the Company would need to comply with the consolidated fixed charge coverage ratio. At September 30, 2024, the Company is not subject to the consolidated fixed charge coverage ratio as such triggering event had not occurred during the twelve months ended September 30, 2024.

The Company paid interest of $202 million and $198 million on borrowings during the three months ended September 30, 2024 and 2023, respectively, and $562 million and $583 million on borrowings during the nine months ended September 30, 2024 and 2023, respectively.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments has been estimated by the Company using available market information as of September 30, 2024 and December 31, 2023, and valuation methodologies considered appropriate. The estimates presented in the table below are not necessarily indicative of amounts the Company could realize in a current market exchange (in millions):

	September 30, 2024		December 31, 2023
	Carrying	Estimated Fair	Carrying	Estimated Fair
	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	$33	$33	$38	$38
Investments in equity securities	66	66	69	69
Available-for-sale debt securities	195	195	182	182
Trading securities	5	5	5	5
Liabilities:
8% Senior Secured Notes due 2026	—	—	1,109	1,114
8% Senior Secured Notes due 2027	695	703	695	679
5⅝% Senior Secured Notes due 2027	1,719	1,729	1,847	1,767
6⅞% Senior Notes due 2028	622	529	750	470
6% Senior Secured Notes due 2029	625	625	622	580
5¼% Senior Secured Notes due 2030	1,465	1,416	1,458	1,287
4¾% Senior Secured Notes due 2031	1,054	931	1,054	834
10⅞% Senior Secured Notes due 2032	2,212	2,452	982	1,047
6⅞% Junior-Priority Secured Notes due 2029	1,172	1,128	1,162	812
6⅛% Junior-Priority Secured Notes due 2030	1,173	1,045	1,167	781
ABL Facility and other debt	391	391	275	275

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

In instances where the determination of the fair value hierarchy measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment of factors specific to the asset or liability. Transfers between levels within the fair value hierarchy are recognized by the Company on the date of the change in circumstances that requires such transfer. There were no transfers between levels during the nine months ended September 30, 2024 and 2023.

The following table sets forth, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 (in millions):

	September 30, 2024	Level 1	Level 2	Level 3
Investments in equity securities	$66	$66	$—	$—
Available-for-sale debt securities	195	—	195	—
Trading securities	5	—	5	—
Total assets	$266	$66	$200	$—

	December 31, 2023	Level 1	Level 2	Level 3
Investments in equity securities	$69	$69	$—	$—
Available-for-sale debt securities	182	—	182	—
Trading securities	5	—	5	—
Total assets	$256	$69	$187	$—

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

9. LEASES

The Company utilizes operating and finance leases for the use of certain hospitals, medical office buildings, and medical equipment. The components of lease cost and rent expense for the three and nine months ended September 30, 2024 and 2023 are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Lease Cost	2024	2023	2024	2023
Operating lease cost:
Operating lease cost	$46	$52	$140	$160
Short-term rent expense	21	22	67	66
Variable lease cost	7	6	20	18
Sublease income	(1)	(1)	(3)	(4)
Total operating lease cost	$73	$79	$224	$240
Finance lease cost:
Amortization of right-of-use assets	$2	$4	$7	$10
Interest on finance lease liabilities	3	3	10	10
Total finance lease cost	$5	$7	$17	$20

Supplemental balance sheet information related to leases is as follows (in millions):

	Balance Sheet Classification	September 30, 2024	December 31, 2023
Operating Leases:
Operating lease right-of-use assets	Other assets, net	$615	$665

Finance Leases:
Finance lease right-of-use assets	Property and equipment
	Land and improvements	$—	$—
	Buildings and improvements	248	246
	Equipment and fixtures	9	10
	Property and equipment	257	256
	Less accumulated depreciation and amortization	(60)	(55)
	Property and equipment, net	$197	$201

Current finance lease liabilities	Current maturities of long-term debt	$1	$2
Long-term finance lease liabilities	Long-term debt	208	214

Supplemental cash flow information related to leases for the nine months ended September 30, 2024 and 2023 is as follows (in millions):

	Nine Months Ended September 30,
Cash flow information	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (1)	$136	$153
Operating cash flows from finance leases	10	10
Financing cash flows from finance leases	2	3
Right-of-use assets obtained in exchange for new finance lease liabilities	3	—
Right-of-use assets obtained in exchange for new operating lease liabilities	54	64

_______________________________

(1)
Included in the change in other operating assets and liabilities in the condensed consolidated statements of cash flows.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

10. STOCKHOLDERS’ DEFICIT

Authorized capital shares of the Company include 400,000,000 shares of capital stock consisting of 300,000,000 shares of common stock and 100,000,000 shares of preferred stock. Each of the aforementioned classes of capital stock has a par value of $0.01 per share. Shares of preferred stock, none of which were outstanding as of September 30, 2024, may be issued in one or more series having such rights, preferences and other provisions as determined by the Board of Directors without approval by the holders of common stock.

The Company is a holding company, which operates through its subsidiaries. The ABL Facility and the indentures governing each series of the Company’s outstanding notes contain various covenants under which the assets of the subsidiaries of the Company are subject to certain restrictions relating to, among other matters, dividends and distributions, as referenced in the paragraph below.

The ABL Facility and the indentures governing each series of the Company’s outstanding notes restrict the Company’s subsidiaries from, among other matters, paying dividends and making distributions to the Company, which thereby limits the Company’s ability to pay dividends and/or repurchase stock. As of September 30, 2024, under the most restrictive test in these agreements (and subject to certain exceptions), the Company has approximately $300 million of capacity to pay permitted dividends and/or repurchase shares of stock or make other restricted payments.

The schedule below presents the reconciliation of the carrying amount of total equity, equity attributable to the Company’s stockholders, and equity attributable to noncontrolling interests as of September 30, 2024, and during each of the three-month periods following December 31, 2023 (in millions).

		Community Health Systems, Inc. Stockholders
	Redeemable Noncontrolling Interest	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Noncontrolling Interest	Total Stockholders’ Deficit
Balance, December 31, 2023	$323	$1	$2,185	$(14)	$(3,564)	$245	$(1,147)
Comprehensive income (loss)	16	—	—	(2)	(41)	19	(24)
Distributions to noncontrolling interests	(17)	—	—	—	—	(33)	(33)
Adjustment to redemption value of redeemable noncontrolling interests	(3)	—	3	—	—	—	3
Cancellation of restricted stock for tax withholdings on vested shares	—	—	(2)	—	—	—	(2)
Other reclassifications of noncontrolling interests	10	—	—	—	—	(10)	(10)
Share-based compensation	—	—	6	—	—	—	6
Balance, March 31, 2024	329	1	2,192	(16)	(3,605)	221	(1,207)
Comprehensive income (loss)	15	—	—	3	(14)	25	14
Distributions to noncontrolling interests	(14)	—	—	—	—	(20)	(20)
Purchases of subsidiary shares from noncontrolling interests	1	—	(2)	—	—	—	(2)
Adjustment to redemption value of redeemable noncontrolling interests	2	—	(2)	—	—	—	(2)
Other reclassifications of noncontrolling interests	(9)	—	—	—	—	12	12
Share-based compensation	—	—	2	—	—	—	2
Balance, June 30, 2024	324	1	2,190	(13)	(3,619)	238	(1,203)
Comprehensive income (loss)	13	—	—	5	(391)	23	(363)
Distributions to noncontrolling interests	(10)	—	—	—	—	(26)	(26)
Purchases of subsidiary shares from noncontrolling interests	—	—	(1)	—	—	—	(1)
Adjustment to redemption value of redeemable noncontrolling interests	(1)	—	1	—	—	—	1
Disposition of less-than-wholly owned entity	(4)	—	—	—	—	(4)	(4)
Share-based compensation	—	—	4	—	—	—	4
Balance, September 30, 2024	$322	$1	$2,194	$(8)	$(4,010)	$231	$(1,592)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

The following schedule presents the reconciliation of the carrying amount of total equity, equity attributable to the Company’s stockholders, and equity attributable to the noncontrolling interests as of September 30, 2023, and during each of the three-month periods following December 31, 2022 (in millions):

		Community Health Systems, Inc. Stockholders
	Redeemable Noncontrolling Interest	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Noncontrolling Interest	Total Stockholders’ Deficit
Balance, December 31, 2022	$541	$1	$2,084	$(21)	$(3,431)	$92	$(1,275)
Comprehensive income (loss)	21	—	—	3	(51)	11	(37)
Distributions to noncontrolling interests	(33)	—	—	—	—	(11)	(11)
Purchases of subsidiary shares from noncontrolling interests	(1)	—	—	—	—	—	—
Contributions from noncontrolling interests	1	—	—	—	—	1	1
Adjustment to redemption value of redeemable noncontrolling interests	32	—	(32)	—	—	—	(32)
Cancellation of restricted stock for tax withholdings on vested shares	—	—	(4)	—	—	—	(4)
Share-based compensation	—	—	6	—	—	—	6
Balance, March 31, 2023	561	1	2,054	(18)	(3,482)	93	(1,352)
Comprehensive income (loss)	28	—	—	(1)	(38)	11	(28)
Distributions to noncontrolling interests	(21)	—	—	—	—	(19)	(19)
Contributions from noncontrolling interests	—	—	—	—	—	1	1
Purchases of subsidiary shares from noncontrolling interests	(6)	—	5	—	—	—	5
Noncontrolling interest in acquired entity	7	—	—	—	—	—	—
Adjustment to redemption value of redeemable noncontrolling interests	14	—	(14)	—	—	—	(14)
Share-based compensation	—	—	4	—	—	—	4
Balance, June 30, 2023	583	1	2,049	(19)	(3,520)	86	(1,403)
Comprehensive income (loss)	12	—	—	(3)	(91)	27	(67)
Distributions to noncontrolling interests	(8)	—	—	—	—	(17)	(17)
Other reclassifications of noncontrolling interests	(265)	—	122	(1)	—	145	266
Adjustment to redemption value of redeemable noncontrolling interests	7	—	(7)	—	—	—	(7)
Share-based compensation	—	—	6	—	—	—	6
Balance, September 30, 2023	$329	$1	$2,170	$(23)	$(3,611)	$241	$(1,222)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net loss attributable to Community Health Systems, Inc. stockholders	$(391)	$(91)	$(446)	$(180)
Transfers to the noncontrolling interests:
Net increase in Community Health Systems, Inc. paid-in-capital for purchase of subsidiary partnership interests	1	—	4	5
Net transfers to the noncontrolling interests	1	—	4	5
Change to Community Health Systems, Inc. stockholders’ deficit from net loss attributable to Community Health Systems, Inc. stockholders and transfers to noncontrolling interests	$(390)	$(91)	$(442)	$(175)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

11. EARNINGS PER SHARE

The following table sets forth the components of the denominator for the computation of basic and diluted earnings per share for net loss attributable to Community Health Systems, Inc. stockholders:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Weighted-average number of shares outstanding — basic	132,376,226	130,698,907	131,998,973	130,352,865
Effect of dilutive securities:
Restricted stock awards	—	—	—	—
Employee stock options	—	—	—	—
Other equity-based awards	—	—	—	—
Weighted-average number of shares outstanding — diluted	132,376,226	130,698,907	131,998,973	130,352,865

The Company generated a loss attributable to Community Health Systems, Inc. stockholders for each of the three- and nine-month periods ended September 30, 2024 and 2023, so the effect of dilutive securities is not considered because their effect would be antidilutive. If the Company had generated income during the three months ended September 30, 2024 and 2023, the effect of restricted stock awards, employee stock options, and other equity-based awards on the diluted shares calculation would have been an increase of 1,883,693 shares and 224,178 shares, respectively. If the Company had generated income during the nine months ended September 30, 2024 and 2023, the effect of restricted stock awards, employee stock options, and other equity-based awards on the diluted shares calculation would have been an increase of 1,064,103 shares and 298,184 shares, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Dilutive securities outstanding not included in the computation of earnings per share because their effect is antidilutive:
Employee stock options and restricted stock awards	2,731,250	5,894,797	4,767,859	6,325,261

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

The table below presents a reconciliation of the beginning and ending liability balances (in millions) during the nine months ended September 30, 2024, with respect to the Company’s determination of the contingencies of the Company in respect of which an accrual has been recorded. The liability as of September 30, 2024 is comprised of individually insignificant amounts for various matters.

Summary of Recorded Amounts

Probable
Contingencies
Balance as of December 31, 2023	$7
Expense	2
Reserve for insured claim	9
Cash payments	(2)
Balance as of September 30, 2024	$16

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

On October 1, 2024, the Company completed the sale of substantially all of the assets of Davis Regional Medical Center (144 licensed beds) in Statesville, North Carolina, to Iredell Memorial Hospital, Inc. pursuant to a definitive agreement which was entered into on August 16, 2024. The net proceeds from this sale of approximately $13 million were received at a preliminary closing on September 30, 2024.

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

We are one of the nation’s largest healthcare companies. Our affiliates are leading providers of healthcare services, developing and operating healthcare delivery systems in 39 distinct markets across 15 states. As of September 30, 2024, our subsidiaries own or lease 70 affiliated hospitals, with more than 11,000 beds, and operate more than 1,000 sites of care, including physician practices, urgent care centers, freestanding emergency departments, occupational medicine clinics, imaging centers, cancer centers and ambulatory surgery centers. We generate revenues by providing a broad range of general and specialized hospital healthcare services and outpatient services to patients in the communities in which we are located. For the hospitals and other sites of care that we own and operate, we are paid for our services by governmental agencies, private insurers and directly by the patients we serve.

Acquisition and Divestiture Activity

During the nine months ended September 30, 2024, we paid approximately $1 million to acquire the operating assets and related businesses of certain physician practices and clinics that operate within the communities served by our hospitals. The purchase price for these transactions was primarily allocated to working capital and property and equipment.

During the nine months ended September 30, 2024, as reflected in the table below, we completed the divestiture of one hospital in Tennessee. This hospital represented annual net operating revenues in 2023 of approximately $188 million and we received total net proceeds of approximately $161 million in connection with this disposition.

The following table provides a summary of hospitals that we divested (or, in the case of Lutheran Rehabilitation Hospital, in which we sold a majority interest) during the nine months ended September 30, 2024 and the year ended December 31, 2023.

Hospital	Buyer	City, State	Licensed Beds	Effective Date
2024 Divestiture:
Tennova Healthcare - Cleveland	Hamilton Health Care Systems, Inc.	Cleveland, TN	351	August 1, 2024
2023 Divestitures:
Greenbrier Valley Medical Center	Vandalia Health, Inc.	Ronceverte, WV	122	January 1, 2023
Plateau Medical Center	Vandalia Health, Inc.	Oak Hill, WV	25	April 1, 2023
Medical Center of South Arkansas	SARH Holdings, Inc.	El Dorado, AR	166	July 1, 2023
Lutheran Rehabilitation Hospital	Select Medical Corporation	Fort Wayne, IN	36	September 1, 2023
AllianceHealth Ponca City	Integris Health	Ponca City, OK	140	November 1, 2023
AllianceHealth Woodward	Integris Health	Woodward, OK	87	November 1, 2023
Bravera Health Brooksville	Tampa General Hospital	Brooksville, FL	120	December 1, 2023
Bravera Health Spring Hill	Tampa General Hospital	Spring Hill, FL	124	December 1, 2023
Bravera Health Seven Rivers	Tampa General Hospital	Crystal River, FL	128	December 1, 2023

In addition, on October 1, 2024, we completed the sale of substantially all of the assets of Davis Regional Medical Center (144 licensed beds) in Statesville, North Carolina, to Iredell Memorial Hospital, Inc. pursuant to the terms of a definitive agreement which was entered into on August 16, 2024. The net proceeds from this sale of approximately $13 million were received at a preliminary closing on September 30, 2024.

On July 30, 2024, we entered into a definitive agreement for the sale of substantially all of the assets of Regional Hospital of Scranton (186 licensed beds) and Moses Taylor Hospital (122 licensed beds) in Scranton, Pennsylvania as well as Wilkes-Barre General Hospital (369 licensed beds) in Wilkes-Barre, Pennsylvania, and certain related businesses to affiliates of WoodBridge Healthcare, Inc. After giving effect to an amendment to this definitive agreement entered into on October 2, 2024 (which, among other things, reduced the purchase price payable to us by $5 million), the total purchase price payable to us at the closing will be $115 million (inclusive of a $10 million prepayment for services to be provided by us pursuant to an information transition services agreement), subject to certain purchase price adjustments. For additional information about this potential disposition, see the Current Report on Form 8-K filed by us on July 30, 2024.

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

Overview of Operating Results

Net operating revenues increased from $3.086 billion for the three months ended September 30, 2023 to $3.090 billion for the three months ended September 30, 2024. On a same-store basis, net operating revenues for the three months ended September 30, 2024 increased $150 million compared to the same period in 2023.

We had net loss of $(355) million during the three months ended September 30, 2024, compared to $(52) million for the same period in 2023. Net loss for the three months ended September 30, 2024 included the following:

•
an after-tax charge of $13 million for expense related to costs associated with our multi-year initiative to modernize and consolidate technology platforms and associated processes,
•
an after-tax charge of $223 million resulting from the impairment of certain long-lived assets that were idled, disposed of or held-for-sale as well as divestiture related costs, partially offset by the gain related to the sale of a hospital, and
•
an after-tax charge of $116 million for a change in estimate for professional liability claims accrual.

Additionally, certain of our facilities in Florida, Georgia and Tennessee have experienced an interruption in their business and incurred additional costs as a direct result of Hurricane Helene, which made landfall in late September 2024 and Hurricane Milton, which made landfall in early October 2024. Hurricane Helene resulted in an estimated loss of operating revenues together with incremental expenses directly related to hurricane response efforts of approximately $7 million on a pre-tax basis during the three months ended September 30, 2024. No insurance proceeds related to Hurricane Helene were received or recognized during the three months ended September 30, 2024. Further, taking into account the timing of these events, it is expected that additional net operating revenues will be lost and incremental operating expenses will be incurred for remediation and restoration efforts in the fourth quarter of 2024 and one or more future periods. Insurance proceeds, which are expected to cover substantially all of our costs related to these events, are expected to be received in one or more future periods.

Net loss for the three months ended September 30, 2023 included the following:

•
an after-tax charge of $18 million for expense related to government and other legal matters and related costs,
•
an after-tax charge of $5 million for expense related to costs associated with our multi-year initiative to modernize and consolidate technology platforms and associated processes,
•
an after-tax charge of $24 million for the gain related to the sale of a hospital and the impairment of long-lived assets that were idled, disposed of or held-for-sale, and
•
an after-tax charge of $1 million for restructuring charges related to the closure of businesses as well as service line closures and consolidations at certain hospitals.

Consolidated inpatient admissions for the three months ended September 30, 2024, decreased 4.1%, compared to the same period in 2023. Consolidated adjusted admissions for the three months ended September 30, 2024, decreased 3.7%, compared to the same period in 2023. Same-store inpatient admissions for the three months ended September 30, 2024, increased 2.4%, compared to the same period in 2023, and same-store adjusted admissions for the three months ended September 30, 2024, increased 2.6%, compared to the same period in 2023.

Net operating revenues increased from $9.308 billion for the nine months ended September 30, 2023 to $9.369 billion for the nine months ended September 30, 2024. On a same-store basis, net operating revenues for the nine months ended September 30, 2024 increased $454 million compared to the same period in 2023.

We had net loss of $(334) million during the nine months ended September 30, 2024, compared to $(70) million for the same period in 2023. Net loss for the nine months ended September 30, 2024 included the following:

•
an after-tax benefit of $27 million for gain from early extinguishment of debt,

•
an after-tax charge of $33 million for expense related to costs associated with our multi-year initiative to modernize and consolidate technology platforms and associated processes,
•
an after-tax charge of $244 million resulting from the impairment of certain long-lived assets that were idled, disposed of or held-for-sale as well as divestiture related costs, partially offset by the gain related to the sale of a hospital, and
•
an after-tax charge of $116 million for a change in estimate for professional liability claims accrual.

Net loss for the nine months ended September 30, 2023 included the following:

•
an after-tax charge of $10 million for expense related to costs associated with our multi-year initiative to modernize and consolidate technology platforms and associated processes,
•
an after-tax charge of $26 million for expense related to government and other legal matters and related costs,
•
an after-tax charge of $6 million resulting from a loss on the sale of one hospital and impairment of long-lived assets that were idled, disposed of or held-for-sale, partially offset by gains for the sale of three hospitals, and
•
an after-tax charge of $9 million for restructuring charges related to the closure of businesses as well as service line closures and consolidations at certain hospitals.

Consolidated inpatient admissions for the nine months ended September 30, 2024, decreased 3.1%, compared to the same period in 2023. Consolidated adjusted admissions for the nine months ended September 30, 2024, decreased 3.4%, compared to the same period in 2023. Same-store inpatient admissions for the nine months ended September 30, 2024, increased 3.0%, compared to the same period in 2023, and same-store adjusted admissions for the nine months ended September 30, 2024, increased 2.5%, compared to the same period in 2023.

Self-pay revenues represented approximately 1.1% and 1.5% of net operating revenues for the three months ended September 30, 2024 and 2023, respectively, and 1.4% and 1.0% for the nine months ended September 30, 2024 and 2023, respectively. The amount of foregone revenue related to providing charity care services as a percentage of net operating revenues was approximately 9.8% and 11.5% for the three months ended September 30, 2024 and 2023, respectively, and 9.7% and 10.8% for the nine months ended September 30, 2024 and 2023, respectively. Direct and indirect costs incurred in providing charity care services as a percentage of net operating revenues was approximately 1.0% and 1.3% for the three months ended September 30, 2024 and 2023, respectively, and 1.0% and 1.2% for the nine months ended September 30, 2024 and 2023, respectively.

Overview of Legislative and Other Governmental Developments

The healthcare industry is subject to changing political, regulatory, and economic influences that may affect our business. In recent years, the U.S. Congress and certain state legislatures have introduced and passed a large number of proposals and legislation affecting the healthcare system, including laws intended to impact access to health insurance and reduce healthcare costs and government spending. The most prominent of these efforts, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the Affordable Care Act, affects how healthcare services are covered, delivered and reimbursed, and expanded health insurance coverage through a combination of public program expansion and private sector health insurance reforms. The Affordable Care Act has been, and continues to be, subject to legislative and regulatory changes and court challenges. To increase access to health insurance during the COVID-19 pandemic, the American Rescue Plan Act of 2021, or the ARPA, temporarily enhanced subsidies for individuals eligible to purchase coverage through Affordable Care Act marketplaces. Subsequent legislation extended these enhanced subsidies, but absent further congressional action, the enhanced subsidies will expire at the end of 2025. In addition, COVID-related legislation enacted during the early stages of the pandemic required states to maintain continuous Medicaid enrollment, among other conditions, in order to receive a temporary increase in federal funds for Medicaid expenditures. The expiration of this “continuous coverage” requirement in April 2023 has resulted in significant Medicaid coverage disruptions and disenrollments. Although it was originally anticipated that states would complete unwinding-related Medicaid renewals by June 2024, the Centers for Medicare & Medicaid Services, or CMS, required certain states to pause procedural disenrollments due to noncompliant renewal systems, and CMS has approved state implementation of other flexibilities and mitigation strategies that extended timelines for completion. These and other changes and initiatives may impact the number of individuals that elect to obtain public or private health insurance or the scope of such coverage, if obtained.

Of critical importance to us is the potential impact of any changes specific to the Medicaid program, including the funding and expansion provisions of the Affordable Care Act and subsequent legislation or agency initiatives. Historically, the states with the greatest reductions in the number of uninsured adult residents have been those that have expanded Medicaid under the Affordable Care Act. A number of states have opted out of the Medicaid coverage expansion provisions, but could ultimately decide to expand their programs at a later date. Of the 15 states in which we operated hospitals as of September 30, 2024, nine states have taken action to expand their Medicaid programs. The other six states have not, including Florida, Alabama, Tennessee, Mississippi and Texas, where we operated a significant number of hospitals as of September 30, 2024. Some states use, or have applied to use, waivers granted by CMS to implement expansion, impose different eligibility or enrollment conditions, or otherwise implement programs that vary from federal standards.

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

The federal deficit and other federal and state budgetary pressures have affected government healthcare program expenditures, and we anticipate these effects will continue. For example, the payment reductions required by the Budget Control Act of 2011 and subsequent legislation are currently set to continue through April 2032. Further, the ARPA increased the federal budget deficit in a manner that triggers an additional statutorily mandated sequestration under the Pay-As-You Go Act of 2010. As a result, an additional Medicare spending reduction of up to 4% was required to take effect in January 2022. However, Congress has delayed implementation of this payment reduction until 2025. It is possible that future deficit reduction legislation will impose additional spending reductions.

We did not receive or recognize any significant level of payments or benefits under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, or other COVID-19 related stimulus and relief legislation, during the nine months ended September 30, 2024, and do not expect to receive or recognize any significant level of payments or benefits under the CARES Act and other existing legislation related to COVID-19 in future periods.

Reimbursement by government programs may be affected by broad shifts in payment policy. For example, recent changes related to the 340B Drug Pricing Program have implications for all hospitals reimbursed under the outpatient prospective payment system, or PPS, including those, like ours, that do not participate in the program. In 2018, CMS implemented a payment policy that reduced Medicare payments for 340B hospitals for most drugs obtained at 340B-discounted rates and that resulted in increased payments for non-340B hospitals. In June 2022, the U.S. Supreme Court, in American Hospital Association v. Becerra, invalidated past payment cuts for hospitals participating in the 340B Drug Pricing Program. In light of the U.S. Supreme Court decision and to achieve budget neutrality, CMS implemented a reduction of approximately 3.1% to payment rates for non-drug services under the outpatient PPS for calendar year 2023. In addition, HHS directed that $9 billion be paid to affected 340B providers in one-time lump sum payments as the remedy for calendar years 2018 through 2022. Moreover, in order to comply with budget neutrality requirements, HHS finalized a corresponding offset in future non-drug item and service payments for all outpatient PPS providers (except new providers) that will reduce the outpatient PPS conversion factor by 0.5% annually. This adjustment will start in calendar year 2026 and continue for approximately 16 years. This reduction to payment rates adversely affected our results for the nine months ended September 30, 2024, and the reduction to the outpatient PPS conversion factor as noted above is anticipated to adversely impact our future results.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Medicare	18.2%	19.7%	18.4%	20.2%
Medicare Managed Care	17.5	16.1	17.9	16.8
Medicaid	14.2	14.8	14.4	14.3
Managed Care and other third-party payors	49.0	47.9	47.9	47.7
Self-pay	1.1	1.5	1.4	1.0
Total	100.0%	100.0%	100.0%	100.0%

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

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-based reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for the treatment of patients covered by Medicare, Medicaid and non-governmental payors are generally less than our standard billing rates. We account for the differences between the estimated program reimbursement rates and our standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues by an insignificant amount in each of the three- and nine-month periods ended September 30, 2024 and 2023.

The payment rates under the Medicare program for hospital inpatient and outpatient acute care services are based on prospective payment systems, which depend upon a patient’s diagnosis or the clinical complexity of services provided to a patient, among other factors. These rates are indexed for inflation annually, although increases have historically been less than actual inflation. CMS has published the final rule establishing payment rates for federal fiscal year 2025 (which began October 1, 2024) for hospital inpatient acute care services reimbursed under the prospective system, increasing payment rates by approximately 2.9%. This increase reflects a market basket increase of 3.4%, reduced by a 0.5 percentage point productivity adjustment. Hospitals that do not submit required patient quality data are subject to a reduction in payments. We are complying with this data submission requirement. Payments may also be affected by various other adjustments, including those that depend on patient-specific or hospital specific factors. For example, the “two midnight rule” establishes admission and medical review criteria for inpatient services limiting when services to Medicare beneficiaries are payable as inpatient hospital services. Reductions in the rate of increase or overall reductions in Medicare reimbursement may cause a decline in the growth of our net operating revenues.

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

The following tables summarize, for the periods indicated, selected operating data.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Operating results, as a percentage of net operating revenues:
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses (a)	(94.2)	(89.5)	(90.3)	(89.2)
Depreciation and amortization	(3.8)	(4.1)	(3.8)	(4.1)
Impairment and (gain) loss on sale of businesses, net	(8.6)	(0.8)	(3.1)	0.1
(Loss) income from operations	(6.6)	5.6	2.8	6.8
Interest expense, net	(7.1)	(6.8)	(6.9)	(6.7)
Gain from early extinguishment of debt	—	—	0.3	—
Equity in earnings of unconsolidated affiliates	0.1	0.1	0.1	0.1
(Loss) income before income taxes	(13.6)	(1.1)	(3.7)	0.2
Benefit from (provision for) income taxes	2.1	(0.6)	0.1	(1.0)
Net loss	(11.5)	(1.7)	(3.6)	(0.8)
Less: Net income attributable to noncontrolling interests	(1.2)	(1.2)	(1.2)	(1.1)
Net loss attributable to Community Health Systems, Inc. stockholders	(12.7)%	(2.9)%	(4.8)%	(1.9)%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Percentage increase (decrease) from prior year:
Net operating revenues	0.1%	2.0%	0.7%	2.6%
Admissions (b)	(4.1)	0.5	(3.1)	0.9
Adjusted admissions (c)	(3.7)	0.4	(3.4)	2.4
Average length of stay (d)	2.4	(6.5)	—	(6.3)
Net loss attributable to Community Health Systems, Inc. stockholders	(329.7)	(116.7)	(147.8)	51.2
Same-store percentage increase from prior year (e):
Net operating revenues	5.1%	5.1%	5.2%	5.3%
Admissions (b)	2.4	3.7	3.0	4.4
Adjusted admissions (c)	2.6	4.2	2.5	6.1

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

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

Net operating revenues increased to $3.090 billion for the three months ended September 30, 2024, compared to $3.086 billion for the same period in 2023. Net operating revenues on a same-store basis from hospitals that were operated throughout both periods increased $150 million, or 5.1%, during the three months ended September 30, 2024, compared to the same period in 2023. On a period-over-period basis, the increase in same-store net operating revenues was primarily attributable to higher inpatient and outpatient volumes, increased reimbursement rates, favorable changes in payor mix and higher revenues from supplemental reimbursement programs, partially offset by lower acuity and increased patient claim denials. Non-same-store net operating revenues decreased $146 million during the three months ended September 30, 2024, compared to the same period in 2023, due to the divestiture of hospitals in 2024 and 2023. On a consolidated basis, inpatient admissions decreased by 4.1% and adjusted admissions decreased by 3.7% during the three months ended September 30, 2024, compared to the same period in 2023. On a same-store basis, net operating revenues per adjusted admission increased 2.5%, while inpatient admissions increased by 2.4% and adjusted admissions increased by 2.6% for the three months ended September 30, 2024, compared to the same period in 2023.

Operating expenses, as a percentage of net operating revenues, increased from 94.4% during the three months ended September 30, 2023 to 106.6% during the three months ended September 30, 2024. Operating expenses, excluding depreciation and amortization and impairment and (gain) loss on sale of businesses, as a percentage of net operating revenues, increased from 89.5% for the three months ended September 30, 2023 to 94.2% for the three months ended September 30, 2024. Salaries and benefits, as a percentage of net operating revenues, increased from 43.4% for the three months ended September 30, 2023 to 44.0% for the three months ended September 30, 2024, primarily due to inflationary wage increases. Supplies, as a percentage of net operating revenues, decreased from 15.8% for the three months ended September 30, 2023 to 15.2% for the three months ended September 30, 2024, primarily due to changes in the mix of services and the benefit of cost savings initiatives. Other operating expenses, as a percentage of net operating revenues, increased from 27.7% for the three months ended September 30, 2023 to 32.6% for the three months ended September 30, 2024, primarily due to a change in estimate for the professional liability claims accrual and increased costs for outsourced medical specialists, partially offset by decreased costs for contract labor. Lease cost and rent, as a percentage of net operating revenues, decreased from 2.6% for the three months ended September 30, 2023 to 2.4% for the three months ended September 30, 2024.

Depreciation and amortization, as a percentage of net operating revenues, decreased from 4.1% for three months ended September 30, 2023 to 3.8% for the three months ended September 30, 2024, primarily due to a reduction in the amortization of capitalized internal-use software.

Impairment and (gain) loss on sale of businesses, net was an expense of $267 million for the three months ended September 30, 2024, compared to $26 million for the same period in 2023. The expense recognized during the three months ended September 30, 2024 was comprised of (i) an approximate $259 million impairment charge recorded to reduce the carrying value of four hospitals that were deemed held-for-sale based on the difference between carrying value of the hospital disposal group compared to the estimated fair value less costs to sell, and (ii) an approximate $12 million impairment charge recorded to reduce the carrying value of several assets that were idled, disposed of or held-for-sale, partially offset by of a gain of approximately $4 million related to the sale of one hospital. The expense recognized during the three months ended September 30, 2023 related primarily to divestiture activity during the respective period as discussed more specifically under “Acquisition, Divestiture and Closure Activity” herein.

Interest expense, net, increased by $8 million to $216 million for the three months ended September 30, 2024, compared to $208 million for the same period in 2023 due primarily to financing activities in 2023 and 2024.

Equity in earnings of unconsolidated affiliates, as a percentage of net operating revenues, remained consistent at 0.1% for both of the three-month periods ended September 30, 2024 and 2023.

The net results of the above-mentioned changes resulted in loss before income taxes increasing $386 million to $(419) million for the three months ended September 30, 2024 from $(33) million for the same period in 2023.

Our (benefit from) provision for income taxes for the three months ended September 30, 2024 and 2023 was $(64) million and $19 million, respectively, and the effective tax rates were 15.3% and (57.6)% for the three months ended September 30, 2024 and 2023, respectively. The decrease in the (benefit from) provision for income taxes and the difference in our effective tax rate for the three months ended September 30, 2024, compared to the same period in 2023 was due to an increase in tax benefit associated with impairment and (gain) loss on sale of businesses, net for the three months ended September 30, 2024 compared to the same period in 2023.

Net loss, as a percentage of net operating revenues, was (11.5)% for the three months ended September 30, 2024, compared to (1.7)% for the same period in 2023.

Net income attributable to noncontrolling interests as a percentage of net operating revenues was 1.2% for both of the three-month periods ended September 30, 2024 and 2023.

Net loss attributable to Community Health Systems, Inc. stockholders was $(391) million for the three months ended September 30, 2024, compared to $(91) million for the same period in 2023.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Net operating revenues increased to $9.369 billion for the nine months ended September 30, 2024, compared to $9.308 billion for the same period in 2023. Net operating revenues on a same-store basis from hospitals that were operated throughout both periods increased $454 million, or 5.2%, during the nine months ended September 30, 2024, compared to the same period in 2023. On a period-over-period basis, the increase in same-store net operating revenues was primarily attributable to higher inpatient and outpatient volumes, increased reimbursement rates, favorable changes in payor mix and higher revenues from supplemental reimbursement programs, partially offset by lower acuity and increased patient claim denials. Non-same-store net operating revenues decreased $393 million during the nine months ended September 30, 2024, compared to the same period in 2023, due to the divestiture of hospitals in 2024 and 2023. On a consolidated basis, inpatient admissions decreased by 3.1% and adjusted admissions decreased by 3.4% during the nine months ended September 30, 2024, compared to the same period in 2023. On a same-store basis, net operating revenues per adjusted admission increased 2.6%, while inpatient admissions increased by 3.0% and adjusted admissions increased by 2.5% for the nine months ended September 30, 2024, compared to the same period in 2023.

Operating expenses, as a percentage of net operating revenues, increased from 93.2% during the nine months ended September 30, 2023 to 97.2% during the nine months ended September 30, 2024. Operating expenses, excluding depreciation and amortization and impairment and (gain) loss on sale of businesses, as a percentage of net operating revenues, increased from 89.2% for the nine months ended September 30, 2023 to 90.3% for the nine months ended September 30, 2024. Salaries and benefits, as a percentage of net operating revenues, decreased from 43.4% for the nine months ended September 30, 2023 to 43.3% for the nine months ended September 30, 2024. Supplies, as a percentage of net operating revenues, decreased from 16.1% for the nine months ended September 30, 2023 to 15.4% for the nine months ended September 30, 2024, primarily due to changes in the mix of services, the benefit of cost savings initiatives and an increase in net operating revenues. Other operating expenses, as a percentage of net operating revenues, increased from 27.1% for the nine months ended September 30, 2023 to 29.2% for the nine months ended September 30, 2024, primarily due to a change in estimate for the professional liability claims accrual, increased expense for supplemental reimbursement programs and outsourced medical specialists, partially offset by decreased costs for contract labor and an increase in net operating revenues. Lease cost and rent, as a percentage of net operating revenues, decreased from 2.6% for the nine months ended September 30, 2023 to 2.4% for the nine months ended September 30, 2024.

Depreciation and amortization, as a percentage of net operating revenues, decreased to 3.8% for the nine months ended September 30, 2024 from 4.1% for the same period in 2023, primarily due to an increase in net operating revenues and a reduction in the amortization of capitalized internal-use software.

Impairment and (gain) loss on sale of businesses, net was an expense of $294 million for the nine months ended September 30, 2024, compared to a gain of approximately $9 million for the same period in 2023. The expense recognized during the nine months ended September 30, 2024 was comprised of (i) an approximate $259 million impairment charge recorded to reduce the carrying value of four hospitals that were deemed held-for-sale based on the difference between carrying value of the hospital disposal group compared to the estimated fair value less costs to sell, and (ii) an approximate $39 million impairment charge recorded to reduce the carrying value of several assets that were idled, disposed of or held-for-sale, partially offset by of a gain of approximately $4 million related to the sale of one hospital. The gain recognized during the nine months ended September 30, 2023 related primarily to divestiture activity during the respective period as discussed more specifically under “Acquisition, Divestiture and Closure Activity” herein.

Interest expense, net, increased by $22 million to $643 million for the nine months ended September 30, 2024, compared to $621 million for the same period in 2023 due primarily to financing activities in 2023 and 2024.

Gain from early extinguishment of debt of $25 million was recognized during the nine months ended September 30, 2024 as a result of the refinancing and extinguishment of certain of our outstanding notes as discussed further under "Liquidity" below. There were no financing transactions during the nine months ended September 30, 2023.

Equity in earnings of unconsolidated affiliates, as a percentage of net operating revenues, remained consistent at 0.1% for both of the nine-month periods ended September 30, 2024 and 2023.

The net results of the above-mentioned changes resulted in (loss) income before income taxes decreasing $361 million to a loss of $(347) million for the nine months ended September 30, 2024 from income of $14 million for the same period in 2023.

Our (benefit from) provision for income taxes for the nine months ended September 30, 2024 and 2023 was $(13) million and $84 million, respectively, and the effective tax rates were 3.7% and 600.0% for the nine months ended September 30, 2024 and 2023, respectively. The decrease in the (benefit from) provision for income taxes and the difference in our effective tax rate for the nine months ended September 30, 2024, compared to the same period in 2023 was due to an increase in tax benefit associated with impairment and (gain) loss on sale of businesses, net for the nine months ended September 30, 2024 compared to the same period in 2023.

Net loss, as a percentage of net operating revenues, was (3.6)% for the nine months ended September 30, 2024, compared to (0.8)% for the same period in 2023.

Net income attributable to noncontrolling interests as a percentage of net operating revenues was 1.2% for the nine months ended September 30, 2024, compared to 1.1% for the same period in 2023.

Net loss attributable to Community Health Systems, Inc. stockholders was $(446) million for the nine months ended September 30, 2024, compared to $(180) million for the same period in 2023.

Liquidity and Capital Resources

Net cash provided by operating activities increased $144 million, from approximately $120 million for the nine months ended September 30, 2023, to approximately $264 million for the nine months ended September 30, 2024. The increase in cash provided by operating activities is primarily due to increased collections of patient accounts receivable and lower cash paid for interest, partially offset by increased income tax payments. Cash paid for interest was $562 million during the nine months ended September 30, 2024, compared to $583 million for the same period in 2023. Cash paid for income taxes, net of refunds received, resulted in a net payment of $132 million and $61 million during the nine months ended September 30, 2024 and 2023.

Net cash used in investing activities was approximately $132 million for the nine months ended September 30, 2024, compared to approximately $206 million for the same period in 2023. Net cash used in investing activities during the nine months ended September 30, 2024 was impacted by a decrease of $106 million in cash used for the purchase of property and equipment and an increase of $51 million in cash proceeds from dispositions of hospitals and other ancillary operations, partially offset by a decrease of $95 million in cash from the net impact of the purchases and sales of available-for-sale debt and equity securities.

Our net cash used in financing activities was approximately $137 million for the nine months ended September 30, 2024, compared to net cash provided by financing activities of approximately $59 million for the same period in 2023, a change of $196 million. This was primarily due to the net impact of our debt borrowings and repayments during the nine months ended September 30, 2024, compared to the same period in 2023.

Liquidity

Net working capital was approximately $1.0 billion at September 30, 2024 and $1.1 billion at December 31, 2023. Net working capital decreased by approximately $84 million between December 31, 2023 and September 30, 2024. The decrease is primarily due to decreases in patient accounts receivable, supplies and prepaid expenses and taxes and increases in accrued interest and other current liabilities during the nine months ended September 30, 2024, partially offset by increases in prepaid income taxes and other current assets and decreases in accounts payable, current operating lease liabilities and accrued liabilities for employee compensation.

In addition to cash flows from operations, available sources of capital include amounts available under the asset-based loan (ABL) credit agreement, or the ABL Credit Agreement, and anticipated access to public and private debt markets as well as proceeds from the disposition of hospitals or other investments such as our minority equity interests in various businesses, as applicable.

Pursuant to the ABL Credit Agreement, the lenders have extended to CHS/Community Health Systems, Inc., or CHS, a revolving asset-based loan facility, or ABL Facility. The maximum aggregate amount under the ABL Facility is $1.0 billion, subject to borrowing base capacity. At September 30, 2024, we had outstanding borrowings of $372 million and approximately $438 million of additional borrowing capacity (after taking into consideration $66 million of outstanding letters of credit) under the ABL Facility. The issued letters of credit were primarily in support of potential insurance-related claims and certain bonds. Letters of credit were reduced during the nine months ended September 30, 2024 by $15 million, primarily in relation to a professional liability claim that was settled and funded during the nine months ended September 30, 2024. Principal amounts outstanding under the ABL Facility, if any, will be due and payable in full on June 5, 2029.

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

During the three months ended September 30, 2024, we extinguished approximately $143 million principal value of the 5⅝% Senior Secured Notes due 2027 through open market repurchases utilizing cash on hand.

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

As of September 30, 2024, approximately $20 million of our outstanding debt of approximately $11.5 billion is due within the next 12 months.

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

As noted above, during the three months ended September 30, 2024, we extinguished a portion of a series of our outstanding notes through open market purchases, and we may elect from time to time to continue to purchase our outstanding debt, including through open market purchases, privately negotiated transactions or otherwise. Any such debt repurchases will depend upon prevailing market conditions, our liquidity requirements, contractual restrictions, applicable securities law requirements and other factors.

There have been no material changes outside of the ordinary course of business to our upcoming cash obligations during the three months ended September 30, 2024, from those disclosed under “Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2023 Form 10-K.

Capital Resources

Cash expenditures for purchases of facilities and other related businesses were approximately $1 million for the nine months ended September 30, 2024, compared to $35 million for the same period in 2023. Our expenditures for the nine months ended September 30, 2024 and 2023 were primarily related to physician practices and clinics.

Capital expenditures relate primarily to expansion and renovation of existing facilities, construction of additional access points such as free-standing emergency departments and ambulatory surgery centers, investments in higher acuity service lines and information technology infrastructure, as well as routine expenditures for equipment, minor renovations and other upgrades. In addition, we have incurred costs for hurricane-related repairs and expect to incur costs for capital expenditures needed to remediate damage sustained during hurricanes Helene and Milton. An estimate of total capital expenditures for such remedial efforts, the majority of which is expected to be covered by insurance, is not currently known. Capital expenditures totaled $251 million and $357 million for the nine months ended September 30, 2024 and 2023, respectively. We expect total capital expenditures of approximately $350 million to $400 million in 2024.

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

Due to the complexities involved in these estimates, actual payments we receive could be different from the amounts we estimate and record. If the actual contractual reimbursement percentage under government programs and managed care contracts differed by 1% at September 30, 2024 from our estimated reimbursement percentage, net loss for the nine months ended September 30, 2024 would have changed by approximately $99 million, and net accounts receivable at September 30, 2024 would have changed by $127 million. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues by an insignificant amount for the three- and nine-month periods ended September 30, 2024 and 2023.

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

Patient accounts receivable can be impacted by the effectiveness of our collection efforts and, as described in our significant accounting policies included in Note 1 of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 of this Form 10-Q, numerous factors may affect the net realizable value of accounts receivable. If the actual collection percentage differed by 1% at September 30, 2024 from our estimated collection percentage as a result of a change in expected recoveries, net loss for the nine months ended September 30, 2024 would have changed by $38 million, and net accounts receivable at September 30, 2024 would have changed by $48 million. We also continually review our overall reserve adequacy by monitoring historical cash collections as a percentage of trailing net operating revenues, as well as by analyzing current period net operating revenues and admissions by payor classification, days revenue outstanding, the composition of self-pay receivables between pure self-pay patients and the patient responsibility portion of third-party insured receivables and the impact of recent acquisitions and dispositions.

Our policy is to write-off gross accounts receivable if the balance is under $10 or when such amounts are placed with outside collection agencies. We believe this policy accurately reflects our ongoing collection efforts and is consistent with industry practices. We had approximately $1.5 billion at September 30, 2024 and $1.7 billion at December 31, 2023, being pursued by various outside collection agencies. We expect to collect less than 4%, net of estimated collection fees, of the amounts being pursued by outside collection agencies. As these amounts have been written-off, they are not included in our accounts receivable. Collections on amounts previously written-off are recognized as a recovery of net operating revenues when received. However, we take into consideration estimated collections of these future amounts written-off in determining the implicit price concessions used to measure the transaction price for the applicable portfolio of patient accounts receivable.

All of the following information is derived from our hospitals, excluding clinics, unless otherwise noted.

Patient accounts receivable from our hospitals represent approximately 98% of our total consolidated accounts receivable.

Days revenue outstanding, adjusted for the impact of receivables for state Medicaid supplemental payment programs and divested facilities, was 58 days at both September 30, 2024 and December 31, 2023.

Total gross accounts receivable (prior to allowance for contractual adjustments and implicit price concessions) was approximately $17.1 billion and $16.8 billion as of September 30, 2024 and December 31, 2023, respectively. The approximate percentage of total gross accounts receivable (prior to allowance for contractual adjustments and implicit price concessions) summarized by payor and aging categories is as follows:

As of September 30, 2024:
	% of Gross Receivables
Payor	0 - 90 Days	90 - 180 Days	180 - 365 Days	Over 365 Days
Medicare	10%	—%	—%	—%
Medicare Managed Care	17%	3%	3%	2%
Medicaid	6%	1%	1%	1%
Managed Care and other third-party payors	18%	3%	3%	3%
Self-Pay	7%	6%	8%	8%

As of December 31, 2023:
	% of Gross Receivables
Payor	0 - 90 Days	90 - 180 Days	180 - 365 Days	Over 365 Days
Medicare	10%	1%	1%	—%
Medicare Managed Care	16%	3%	3%	2%
Medicaid	6%	1%	1%	1%
Managed Care and other third-party payors	18%	3%	3%	3%
Self-Pay	7%	6%	7%	8%

The approximate percentage of total gross accounts receivable (prior to allowances for contractual adjustments and implicit price concessions) summarized by payor-type is as follows:

	September 30,	December 31
	2024	2023
Insured receivables	72.3%	72.1%
Self-pay receivables	27.7	27.9
Total	100.0%	100.0%

The combined total at our hospitals and clinics for the estimated implicit price concessions for self-pay accounts receivable and allowances for other self-pay discounts and contractuals, as a percentage of gross self-pay receivables, was approximately 90% at September 30, 2024 and 91% at December 31, 2023. If the receivables that have been written-off, but where collections are still being pursued by outside collection agencies, were included in both the allowances and gross self-pay receivables specified above, the percentage of combined allowances to total self-pay receivables would have been 93% at both September 30, 2024 and December 31, 2023.

Goodwill

At September 30, 2024, we had approximately $3.9 billion of goodwill recorded, all of which resides at our hospital operations reporting unit. Goodwill represents the excess of the fair value of the consideration conveyed in an acquisition over the fair value of net assets acquired. Goodwill is evaluated for impairment annually and when an event occurs or circumstances change that, more likely than not, reduce the fair value of the reporting unit below its carrying value. We performed our last annual goodwill impairment evaluation during the fourth quarter of 2023 using the October 31, 2023 measurement date, which indicated no impairment.

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

Professional Liability Claims

As part of our business of providing healthcare services, we are subject to legal actions alleging liability on our part. We accrue for losses resulting from such liability claims, as well as loss adjustment expenses that are out-of-pocket and directly related to such liability claims. These direct out-of-pocket expenses include fees of outside counsel and experts. We do not accrue for costs that are part of our corporate overhead, such as the costs of our in-house legal and risk management departments. The losses resulting from professional liability claims primarily consist of estimates for known claims, as well as estimates for incurred but not reported claims. The estimates are based on specific claim facts, our historical claim reporting and payment patterns, the nature and level of our hospital operations, and actuarially determined projections. The actuarially determined projections are based on our actual claim data, including historic reporting and payment patterns. As discussed below, since we purchase excess insurance on a claims-made basis that transfers risk to third-party insurers, the estimated liability for professional and general liability claims includes an amount for the losses covered by our excess insurance. We also record a receivable for the expected reimbursement of losses covered by our excess insurance. Since we believe that the amount and timing of our future claims payments are reliably determinable, we discount the amount we accrue for losses resulting from professional liability claims.

The net present value of the projected payments was discounted using a weighted-average risk-free rate of approximately 3.8% and 3.7% at September 30, 2024 and December 31, 2023, respectively. This liability is adjusted for new claims information in the period such information becomes known to us. Professional liability expense includes the losses resulting from professional liability claims and loss adjustment expense, as well as excess insurance premiums, and is presented within other operating expenses in the accompanying condensed consolidated statements of loss.

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

For purposes of estimating our individual claim accruals, we utilize specific claim information, including the nature of the claim, the expected claim amount, the year in which the claim occurred and the laws of the jurisdiction in which the claim occurred. Once the case accruals for known claims are determined, information is stratified by loss layers and retentions, accident years, reported years and geography. Several actuarial methods are used to produce estimates of ultimate paid losses and reserves for incurred but not reported claims. Each of these methods uses our company-specific historical claims data and other information. Company-specific data includes information regarding our business, including historical paid losses and loss adjustment expenses, historical and current case loss reserves, actual and projected hospital statistical data, a variety of hospital census information, employed physician information, professional liability retentions for each policy year, geographic information and other data. Significant assumptions are made on the basis of the aforementioned information in estimating reserves for incurred but not reported claims. A 1% change in assumptions for either severity or frequency as of September 30, 2024 would have increased or decreased the reserve by approximately $10 million.

Based on these analyses, we periodically review and determine our estimate of the professional liability claims. The determination of management’s estimate, including the preparation of the reserve analysis that supports such estimate, involves subjective judgment of management. Changes in reserve data or the trends and factors that influence reserve data may signal fundamental shifts in our future claim development patterns or may simply reflect single-period anomalies. Even if a change reflects a fundamental shift, the full extent of the change may not become evident until years later. Moreover, since our methods and models use different types of data and we select our liability from the results of all of these methods, we typically cannot quantify the precise impact of such factors on our estimates of the liability. Due to our standardized and consistent processes for handling claims and the long history and depth of our company-specific data, our methodologies have historically produced reliably determinable estimates of ultimate paid losses. Management considers any changes in the amount and pattern of its historical paid losses up through the most recent reporting period to identify any fundamental shifts or trends in claim development experience in determining the estimate of professional liability claims. However, due to the subjective nature of this estimate and the impact that previously unforeseen shifts in actual claim experience can have, future estimates of professional liability could be adversely impacted when actual paid losses develop unexpectedly based on assumptions and settlement events that were not previously known or anticipated.

During the three months ended September 30, 2024, in connection with our periodic review of the professional liability claims accrual, we, with input from our third-party actuary, considered recent increases in the amounts we have paid to resolve outstanding professional liability claims arising in prior periods as well as recent increases in individual claim accruals for unresolved prior period claims. The emergence in the period of adverse developments, including from social inflationary pressures, impacted our actuarially determined estimate for the resolution of professional liability claims and resulted in an upward revision to our estimate of the professional liability claims accrual in the amount of $149 million during the three months ended September 30, 2024, the majority of which increase in estimate related to divested locations.

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

The total amount of unrecognized benefit that would impact the effective tax rate, if recognized, was $46 million at September 30, 2024. A total of $4 million of interest and penalties is included in the amount of liability for uncertain tax positions at September 30, 2024. It is our policy to recognize interest and penalties related to unrecognized benefits in our condensed consolidated statements of loss as income tax expense.

It is possible the amount of unrecognized tax benefit could change in the next 12 months as a result of a lapse of the statute of limitations and settlements with taxing authorities; however, we do not anticipate the change will have a material impact on our consolidated results of operations or consolidated financial position.

Our federal income tax return for the 2018 tax year is under examination by the Internal Revenue Service. We believe the result of this examination will not be material to our consolidated results of operations or consolidated financial position. In addition, we have extended our federal statute of limitations through March 31, 2026 for the tax period ended December 31, 2018.

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
•
the development, adoption and use of emerging technologies, including artificial intelligence and machine learning;
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the three months ended September 30, 2024, there have been no material changes in the quantitative and qualitative disclosures set forth in Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our 2023 Form 10-K.

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

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2024 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Commercial Litigation and Other Lawsuits

Tower Health, f/k/a Reading Health System, et al v. CHS/Community Health Systems, Inc., et al. This breach of contract action is pending in the United States District Court for the Eastern District of Pennsylvania. The plaintiffs allege breaches of an asset purchase agreement in connection with the sale of Pottstown Memorial Medical Center. The alleged breaches regard plaintiffs’ contention that the defendants failed to disclose certain conditions related to the physical plant of the hospital, along with various other alleged breaches of the asset purchase agreement. The plaintiffs filed an amended complaint on July 22, 2019. Trial for this matter began May 3, 2021, and closed on October 5, 2021. On September 6, 2022, the District Court issued a Memorandum Opinion denying all of Tower Health’s claims and entering a judgment in favor of the Company. The district Court also awarded the Company its attorneys’ fees and costs. On October 4, 2022, Tower Health filed a Rule 59 motion to alter or amend the District Court’s judgment and a Rule 15 motion to amend its pleadings. The Company has filed oppositions to both motions and has separately moved for its attorney’s fees. On August 11, 2023, the District Court denied Tower Health’s Rule 59 and Rule 15 motions. Tower Health appealed the District Court's judgment to the United States Court of Appeals for the Third Judicial District. The Third Circuit Court of Appeals affirmed the District Court's opinion and ordered the case remanded to the District Court on October 2, 2024. The District Court will now hear our application for attorney's fees.

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

Item 1A. Risk Factors

The following supplements the Company’s risk factors previously disclosed in the 2023 Form 10-K by adding the following risk factor. Except as set forth below, there have been no material changes with regard to the risk factors previously disclosed in the 2023 Form 10-K.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

The following table contains information about our purchases of common stock during the three months ended September 30, 2024.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (b)
July 1, 2024 -
July 31, 2024	—	$—	—	—
August 1, 2024 -
August 31, 2024	4,801	4.88	—	—
September 1, 2024 -
September 30, 2024	—	—	—	—
Total	4,801	$4.88	—	—

(a)
4,801 shares were withheld to satisfy the payment of tax obligations related to the vesting of restricted stock awards.
(b)
We had no publicly announced repurchase programs for shares of our common stock during the three months ended September 30, 2024.

The ABL Facility and the indentures governing each series of our outstanding notes restrict our subsidiaries from, among other matters, paying dividends and making distributions to us, which thereby limits our ability to pay dividends and/or repurchase stock. As of September 30, 2024, under the most restrictive test in these agreements (and subject to certain exceptions), we have approximately $300 million of capacity to pay permitted dividends and/or repurchase shares of stock or make other restricted payments.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None. Without limiting the generality of the foregoing, during the three months ended September 30, 2024, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement,” or any “non-Rule 10b-5 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

No.		Description
2.1

Asset Purchase Agreement, dated as of April 18, 2024, by and among CHS/Community Health Systems, Inc., certain subsidiaries of CHS/Community Health Systems, Inc. and Hamilton Health Care Systems, Inc. and certain of its affiliates, as amended (incorporated by reference to Exhibit 2.1 to Community Health Systems, Inc.'s Current Report on Form 8-K filed on August 1, 2024 (No. 001-15925)

2.2	*

Asset Purchase Agreement, dated as of July 30, 2024, by and among, CHS/Community Health Systems, Inc., certain subsidiaries of CHS/Community Health Systems, Inc. and WoodBridge Healthcare, Inc. and certain of its affiliates, as amended.

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

The following financial information from our quarterly report on Form 10-Q for the quarter and nine months ended September 30, 2024 and 2023, filed with the SEC on October 24, 2024, formatted in Inline Extensible Business Reporting Language: (i) the condensed consolidated statements of loss for the three and nine months ended September 30, 2024 and 2023, (ii) the condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2024 and 2023, (iii) the condensed consolidated balance sheets at September 30, 2024 and December 31, 2023, (iv) the condensed consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023, and (v) the notes to the condensed consolidated financial statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

Date: October 24, 2024