Form 10-K
period 2024-12-31
COMMUNITY HEALTH SYSTEMS INC
filed 2025-02-19
CIK 1108109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024
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

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $406,873,392. Market value is determined by reference to the closing price on June 30, 2024 of the Registrant’s Common Stock as reported by the New York Stock Exchange. The Registrant does not (and did not at June 30, 2024) have any non-voting common stock outstanding. As of February 13, 2025, there were 138,923,216 shares of common stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this annual report is incorporated by reference to portions of the Registrant’s definitive proxy statement for its 2025 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2024.

TABLE OF CONTENTS

COMMUNITY HEALTH SYSTEMS, INC.

Year ended December 31, 2024

Item 1. Business of Community Health Systems, Inc.

Overview of Our Company

We are one of the nation’s largest healthcare companies. Our affiliates are leading providers of healthcare services, developing and operating healthcare delivery systems in 39 distinct markets across 15 states. At December 31, 2024, our subsidiaries own or lease 76 affiliated hospitals, with more than 11,000 beds, and operate more than 1,000 sites of care, including physician practices, urgent care centers, freestanding emergency departments, occupational medicine clinics, imaging centers, cancer centers and ambulatory surgery centers. We generate revenues by providing a broad range of general and specialized hospital healthcare services and outpatient services to patients in the communities in which we are located. For the hospitals and other sites of care that we own and operate, we are paid for our services by governmental agencies, private insurers and directly by the patients we serve. Services provided through our hospitals and outpatient facilities include general acute care, emergency room, general and specialty surgery, critical care, internal medicine, obstetrics, diagnostic, psychiatric and rehabilitation services. An integral part of providing these services is our network of affiliated physicians at our hospitals and affiliated businesses. At December 31, 2024, we employed approximately 1,900 physicians and an additional 1,200 licensed healthcare practitioners. Through our management and operation of these businesses, we provide standardization and centralization of operations across key business areas; strategic assistance to expand and improve services and facilities; implementation of patient safety and quality of care improvement programs and assistance in the recruitment of additional physicians and licensed healthcare practitioners to the markets in which our hospitals are located. In a number of our markets, we have partnered with local physicians, for-profit entities and/or not-for-profit providers in the ownership of our facilities.

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

Regional networks are able to expand the breadth of services provided for our patients, centralize key services, deliver care in an organized and efficient way across the network, improve alignment with physicians and other providers, and make services more attractive to managed care and other payors. Currently, 46 of our hospitals operate in 12 unique regional networks.

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

Expanding Patient Access Points, Health Services and Infrastructure. When expanding services—in both the acute and non-acute care settings—our approach is data-driven and strategic to ensure our investments are responsive to community and patient needs and produce sound financial results. While we continue to provide health services across a broad spectrum, we have focused our attention and resources on service lines we believe have the greatest potential for growth, including primary care, emergency medicine, orthopedics, neuroscience, cardiovascular care, surgical services and behavioral health. Significant investments have been made in existing markets to expand the scale of inpatient offerings, including through increasing bed capacity and constructing new surgical and procedural suites. As the shift to delivering health services in outpatient settings accelerates, we continue to expand our care offerings beyond hospital walls to include more outpatient access through primary care practices, urgent care centers, freestanding emergency departments, ambulatory surgery centers, imaging and diagnostic centers and direct-to-consumer virtual health visits. We endeavor to advance the scale and breadth of inpatient and outpatient capabilities through both direct investments and strategic partnerships.

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

We work hard to develop positive, collaborative relationships with physicians. We currently participate in 11 Medicare Shared Savings Program Accountable Care Organizations, which include approximately 3,000 employed and independent physicians in our communities. We look forward to continuing to realize the benefits of these organizations, including opportunities to improve quality, deepen clinical collaboration and demonstrate performance under a reimbursement system moving toward more value-based care arrangements.

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
•
expanding our network of outpatient services to create greater access and more convenience, including significant expansion of our ability to provide remote patient care;
•
availability of virtual healthcare for certain services provided in the hospital and for direct-to-consumer, on-demand virtual visits with physicians and other healthcare practitioners;
•
digital marketing and consumer engagement campaigns; and

•
other technology-enabled initiatives that support connected healthcare experiences, such as patient portals, text message appointment reminders, gaps-in-care campaigns and post-discharge surveys.

Increase productivity and operating efficiencies to enhance profitability

Our hospital management teams are supported by experienced corporate leaders who have significant industry knowledge and a proven track record of success. Local hospitals benefit from centralized clinical, operational, supply chain, financial and regulatory expertise that encompasses nearly every aspect of our business. Additionally, we are able to leverage deep and meaningful data sources to facilitate informed decision-making and drive operational improvements across the enterprise in areas such as drug and supply procurement, workforce optimization and staffing and emergency department and operating room performance.

Standard policies and procedures in areas ranging from physician practice management to patient accounting to construction and facilities management help to facilitate best practices, reduce variation and improve operating results. The following areas highlight some of our standardized and centralized platforms.

Billing and Collections. We have adopted standard policies and procedures with respect to billing and collections. We have automated various components of the collection cycle, including statements and collection letters, to help facilitate timely and accurate progression of our accounts through the collection cycle. We have consolidated local hospital billing and collection functions into three centralized business offices and have completed the transition of our hospital billing departments to this new infrastructure. These efforts have resulted in higher underpayment recoveries and reduced operating costs.

Finance. Various finance functions are performed centrally within a shared business office, including accounting, cash management, accounts payable and financial planning and analysis. Centralization of these functions is intended to ensure policies, practices and procedures are applied consistently throughout the organization, that economies of scale are leveraged to reduce redundancy and costs, and that internal controls over financial reporting operate effectively. In addition, centralization of various finance functions and transition to the use of a single finance platform, a module within the recently implemented enterprise resource planning system, or ERP, supports real-time access to financial information and aides in strategic decision-making.

Physician Support. We support newly recruited physicians to facilitate a smooth and effective transition into our communities. We have implemented programs to improve physician workflow, reduce physician turnover, optimize staffing at physician clinics and standardize onboarding processes.

Human Resources. We have created a centralized nurse recruitment program to support our hospitals in their efforts to recruit the nurses needed for the delivery of high quality care, which are a priority due to workforce shortages across the healthcare industry. We also operate nursing school programs on some of our hospital campuses and partner with nursing schools in many of our communities. In addition, we have expanded programs aimed at employee retention and satisfaction, including an expanded employee benefits program with higher levels of tuition reimbursement and student loan support. We also operate leadership development programs and have established rewards and recognition initiatives. These programs and our human resource function are enabled by the use of a common technology platform for human capital management. The human capital management module within the ERP aligns various human resource functions, including workforce management, and is integrated with other modules of the ERP to enhance operational efficiency.

Procurement and Materials Management. We have standardized and centralized supply chain operations designed to improve procurement of the medical supplies, equipment and pharmaceuticals used in our hospitals, as well as the contracting process for the requisition of other goods and services. The supply chain function is enabled by way of the supply chain management module within the ERP. The supply chain management module works directly with other modules of the ERP, including the finance module, such that the procure-to-pay process is fully integrated. We have a noncontrolling ownership interest in and participation agreement with HealthTrust Purchasing Group, L.P., or HealthTrust, a group purchasing organization, or GPO, which benefits members through scaled pricing. HealthTrust contracts with certain vendors who supply a substantial portion of our medical supplies, equipment and pharmaceuticals.

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

Continuously improve patient safety and quality of care

We maintain quality assurance programs to monitor, support and advance quality of care standards and to meet Medicare and Medicaid accreditation and regulatory requirements. We maintain an emphasis on patient safety and clinical outcomes, and we are continuously focused on ways to improve patient, physician and employee satisfaction. We believe that a focus on continuous improvement yields the best results for patients, reduces risk and liability, and creates value for the people and communities we serve.

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

Over the past decade, we have instituted numerous programs to improve safety in our hospitals and other patient care environments. We are also deploying innovative programs to deliver better outcomes including, for example, remote monitoring for patients with certain chronic conditions, maternal/fetal monitoring using artificial intelligence, or AI, and machine learning, or ML, as well as tele-sitting technology.

Industry Overview

According to the Centers for Medicare & Medicaid Services, or CMS, national healthcare expenditures grew 7.5% in 2023 to over $4.8 trillion, an increase from the growth of 4.6% experienced in 2022. The increase in 2023 reflected growth in non-price factors, such as increased use and intensity of healthcare goods and services, influencing strong growth in both Medicare and private health insurance spending. National healthcare expenditures accounted for approximately 17.6% of total U.S. gross domestic product in 2023. CMS projections indicate that total U.S. healthcare spending is expected to grow at an average annual rate of 5.4% for 2025 through 2032. CMS anticipates that total U.S. healthcare annual expenditures will exceed $7.7 trillion by 2032, accounting for approximately 19.7% of the total U.S. gross domestic product. The CMS projections of healthcare spending are constructed using a current-law framework. The most recent historical data was published in December 2024, and the most recent projections for future years were published in June 2024, and do not take into account the actual expenditures in 2024. Through 2026, CMS expects expenditures to be influenced by the health sector’s transition away from pandemic-related policies, including expected declines in Medicaid enrollment and the expiration of enhanced subsidies available for purchasing health insurance through Affordable Care Act marketplaces. Following this transition, from 2027 through 2032, CMS expects health spending patterns to be driven by a greater extent by traditional economic and demographic factors, with growth in spending reflecting personal healthcare price inflation and increased use of healthcare goods and services.

Hospital services, the market within the healthcare industry in which we primarily operate, is the largest single category of healthcare expenditures. Hospital care expenditures totaled over $1.5 trillion in 2023, an increase of 10.4% over 2022, increasing in comparison to the growth rate of 3.2% in 2022. The growth rate in 2023 was driven by strong growth in spending for hospital care by all major payors, including private health insurance, Medicare and Medicaid, and non-price factors including the use and intensity of services. CMS projects that the hospital services category will grow at an average of 5.4% annually from 2025 through 2032, reaching over $2.3 trillion by 2032.

U.S. Hospital Industry. The U.S. hospital industry is broadly defined to include acute care, rehabilitation and psychiatric facilities that are either public (government owned and operated), not-for-profit private (religious or secular) or for-profit institutions (investor owned). According to the American Hospital Association, there are approximately 5,100 community hospitals in the U.S., which are not-for-profit owned, investor owned, or state or local government owned. Of these hospitals, approximately 35% are located in communities not located within a metropolitan area designated by the U.S. Office of Management and Budget and the Census Bureau. We believe that a majority of these hospitals are owned by not-for-profit or governmental entities. These facilities offer a broad range of healthcare services, including internal medicine, general surgery, cardiology, oncology, orthopedics, OB/GYN and emergency services. In addition, hospitals offer other ancillary services, including psychiatric, diagnostic, rehabilitation, home care and outpatient surgery services.

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

Hospital Industry Trends

Demographic Trends. According to the U.S. Census Bureau, in 2024, there were nearly 59 million Americans aged 65 or older in the U.S., comprising approximately 17.7% of the total U.S. population. By the year 2030, the number of Americans aged 65 or older is expected to climb to 71 million, or 20.6% of the total population. The number of people aged 85 and older is also expected to increase from 6 million in 2023 to 9 million by the year 2030. We believe that these anticipated increases will increase demand for healthcare services and the demand for innovative, more sophisticated means of delivering those services. Hospitals, as the largest category of care in the healthcare market, will be among those impacted most directly by this increase in demand. Based on data compiled for us, the populations of the service areas where our hospitals are located grew 6.9% from 2019 to 2024 and are expected to grow by 3.4% from 2024 to 2029. The number of people aged 65 or older in these service areas grew by 14.0% from 2019 to 2024 and is expected to grow by 14.0% from 2024 to 2029. People aged 65 or older comprised 19.0% of the total population in our service areas in 2024, and they may comprise an estimated 20.9% of the total population in our service areas by 2029.

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

Trends in Payment for Healthcare Services. As discussed in more detail in the Government Regulation section of this Form 10-K, growing financial and economic pressures on the healthcare industry have resulted in a shift away from traditional reimbursement models. Government and private third-party payors are increasingly adopting and exploring value-based purchasing initiatives, which typically emphasize the cost-effective delivery of care and quality of outcomes. In addition, health insurance coverage models continue to evolve, with increased enrollment in Medicare Managed Care and Medicaid managed care programs and in high-deductible health plans.

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

Selected Operating Data

The following table sets forth operating statistics for each of the years presented for our hospitals. Statistics for 2024 include a full year of operations for 76 hospitals and partial periods for two hospitals that were divested during the year, reflecting the operations of these hospitals prior to divestiture. Statistics for 2023 include a full year of operations for 78 hospitals and partial periods for eight hospitals that were divested during the year, and one hospital in which we sold a majority ownership during the year, reflecting the operations of these hospitals prior to divestiture. Statistics for 2022 include a full year of operations for 86 hospitals and partial periods for one hospital that was divested during the year, one hospital that opened and three hospitals that were closed during the year, reflecting the operations of these hospitals prior to divestiture, opening, or closure as applicable.

	Year Ended December 31,
	2024	2023	2022
	(Dollars in millions)
Consolidated Data
Number of hospitals (at end of period) (10)	76	78	87
Licensed beds (at end of period)(1)	11,403	11,902	12,832
Beds in service (at end of period)(2)	9,641	10,234	10,936
Admissions(3)	422,040	435,913	434,765
Adjusted admissions(4)	958,531	992,552	975,737
Patient days(5)	1,853,387	1,957,536	2,052,864
Average length of stay (days)(6)	4.4	4.5	4.7
Occupancy rate (beds in service)(7)	52.5%	52.4%	49.2%
Net operating revenues	$12,634	$12,490	$12,211
Net inpatient revenues as a % of net operating revenues	47.8%	46.6%	46.8%
Net outpatient revenues as a % of net operating revenues	52.2%	53.4%	53.2%
Net (loss) income attributable to Community Health Systems, Inc. stockholders	$(516)	$(133)	$46
Net (loss) income attributable to Community Health Systems, Inc. stockholders as a % of net operating revenues	(4.1)%	(1.1)%	0.4%
Adjusted EBITDA(8)	$1,540	$1,453	$1,466
Adjusted EBITDA as a % of net operating revenues(8)	12.2%	11.6%	12.0%

Liquidity Data
Net cash flows provided by operating activities	$480	$210	$300
Net cash flows provided by operating activities as a % of net operating revenues	3.8%	1.7%	2.5%
Net cash flows used in investing activities	$(275)	$(26)	$(259)
Net cash flows used in financing activities	$(206)	$(264)	$(430)

	Year Ended December 31,
	2024	2023	Increase
	(Dollars in millions)
Same-Store Data(9)
Admissions(3)	412,226	399,383	3.2%
Adjusted admissions(4)	937,404	912,530	2.7%
Patient days(5)	1,802,121	1,788,074
Average length of stay (days)(6)	4.4	4.5
Occupancy rate (beds in service)(7)	51.1%	50.4%
Net operating revenues	$12,426	$11,773	5.5%
Income from operations	$1,529	$1,389	10.1%
Income from operations as a % of net operating revenues	12.3%	11.8%
Depreciation and amortization	$480	$473

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
(8)
EBITDA is a non-GAAP financial measure which consists of net (loss) income attributable to Community Health Systems, Inc. before interest, income taxes, and depreciation and amortization. Adjusted EBITDA, also a non-GAAP financial measure, is EBITDA adjusted to add back net income attributable to noncontrolling interests and to exclude loss (gain) from early extinguishment of debt, impairment and (gain) loss on sale of businesses, expense from third-party consulting costs associated with significant process and systems redesign across multiple functions as part of the Company’s previously disclosed multi-year initiative to modernize and consolidate technology platforms and associated processes, expense related to government and other legal matters and related costs, expense related to employee termination benefits and other restructuring charges, the impact of a change in estimate to increase the professional liability claims accrual recorded during the fourth quarter of 2022 with respect to claims incurred in prior years related to divested locations as well as a change in estimate to increase such accrual recorded during the third quarter of 2024, and the gain on sale by HealthTrust of a majority interest in CoreTrust completed during the fourth quarter of 2022. The Company has from time to time sold noncontrolling interests in certain of its subsidiaries or acquired subsidiaries with existing noncontrolling interest ownership positions. The Company believes that it is useful to present Adjusted EBITDA because it adds back the portion of EBITDA attributable to these third-party interests. The Company reports Adjusted EBITDA as a measure of financial performance. Adjusted EBITDA is a key measure used by management to assess the operating performance of the Company’s hospital operations and to make decisions on the allocation of resources. Adjusted EBITDA is also used to evaluate the performance of the Company’s executive management team and is one of the primary metrics used in connection with determining short-term cash incentive compensation and the achievement of vesting criteria with respect to performance-based equity awards. In addition, management utilizes Adjusted EBITDA in assessing the Company’s consolidated results of operations and operational performance and in comparing the Company’s results of operations between periods. The Company believes it is useful to provide investors and other users of the Company’s financial statements this performance measure to align with how management assesses the Company’s results of operations. Adjusted EBITDA also is comparable to a similar metric called Consolidated EBITDA, as defined in the Company’s asset-based loan facility, or the ABL Facility, and the Company’s existing note indentures, which is a key component in the determination of the Company’s compliance with certain covenants under the ABL Facility and such note indentures (including the Company’s ability to service debt and incur capital expenditures), and is used to determine the interest rate and commitment fee payable under the ABL Facility (although Adjusted EBITDA does not include all of the adjustments described in the ABL Facility). Adjusted EBITDA includes the Adjusted EBITDA attributable to hospitals that were divested during the course of such year, but in each case solely to the extent relating to the period prior to the consummation of the applicable divestiture. For further discussion of Consolidated EBITDA and how that measure is utilized in the calculation of covenants in the ABL Facility, see the Capital Resources section of Part II, Item 7 of this Form 10-K.

Adjusted EBITDA is not a measurement of financial performance under U.S. generally accepted accounting principles, or U.S. GAAP. It should not be considered in isolation or as a substitute for net income, operating income, or any other performance measure calculated in accordance with U.S. GAAP. The items excluded from Adjusted EBITDA are significant components in understanding and evaluating financial performance. The Company believes such adjustments are appropriate as the magnitude and frequency of such items can vary significantly and are not related to the assessment of normal operating performance. Additionally, this calculation of Adjusted EBITDA may not be comparable to similarly titled measures disclosed by other companies.

The following table reflects the reconciliation of Adjusted EBITDA, as defined, to net (loss) income attributable to Community Health Systems, Inc. stockholders from our Consolidated Financial Statements for the years ended December 31, 2024, 2023 and 2022 (in millions):

	Year Ended December 31,
	2024	2023	2022
Net (loss) income attributable to Community Health Systems, Inc. stockholders	$(516)	$(133)	$46
Adjustments:
Provision for income taxes	79	191	170
Depreciation and amortization	486	505	534
Net income attributable to noncontrolling interests	154	149	133
Interest expense, net	860	830	858
Gain from early extinguishment of debt	(25)	(72)	(253)
Gain from CoreTrust Transaction	—	—	(119)
Impairment and (gain) loss on sale of businesses, net	301	(87)	71
Expense from government and other legal matters and related costs	—	36	5
Expense related to employee termination benefits and other restructuring charges	—	12	6
Change in estimate for professional claims liability	149	—	15
Expense from business transformation costs	52	22	—
Adjusted EBITDA	$1,540	$1,453	$1,466

(9)
Same-store operating results and statistical information include the results of businesses operated in the comparable current year and prior year periods and exclude businesses divested or closed in the periods presented.
(10)
Effective December 31, 2024, the number of hospitals reflected in the chart above was updated to separately distinguish facilities providing inpatient, acute-care services other than on the primary hospital campus. The number of hospitals presented for the prior-year comparative periods has been updated to conform with the aforementioned change.

Sources of Revenue

The following table presents the approximate percentages of net operating revenues by payor source for the periods indicated. The data for the periods presented are not strictly comparable due to the effect that businesses acquired, sold, closed or opened during each of the respective periods, as applicable, have had on these statistics.

	Year Ended December 31,
	2024	2023	2022
Medicare	18.1%	19.9%	20.9%
Medicare Managed Care	17.7	16.8	16.1
Medicaid	14.8	14.3	14.8
Managed Care and other third-party payors	48.1	47.9	47.5
Self-pay	1.3	1.1	0.7
Total	100.0%	100.0%	100.0%

As shown above, we receive a substantial portion of our revenues from the Medicare, Medicare Managed Care and Medicaid programs. Included in Managed Care and other third-party payors is net operating revenues from insurance companies with which we have insurance provider contracts, insurance companies for which we do not have insurance provider contracts, workers’ compensation carriers and non-patient service revenue, such as gain (loss) on investments, rental income and cafeteria sales. We generally expect the portion of revenues received from the Medicare, Medicare Managed Care and Medicaid programs to increase over the long-term due to the general aging of the population and other factors. There has been a trend toward increased enrollment in Medicare Managed Care and Medicaid managed care programs, which may adversely affect our net operating revenues. We may also be impacted by regulatory requirements imposed on insurers, such as minimum medical-loss ratios and specific benefit requirements. Furthermore, in the normal course of business, managed care programs, insurance companies and employers actively negotiate the amounts paid to hospitals. Our relationships with payors may be impacted by price transparency initiatives and out-of-network billing restrictions, including those in the No Surprises Act. There can be no assurance that we will retain our existing reimbursement arrangements or that third-party payors will not attempt to further reduce the rates they pay for our services.

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-based reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for the treatment of patients covered by Medicare, Medicaid and non-governmental payors are generally less than our standard billing rates. We account for the differences between the estimated program reimbursement rates and our standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues by an insignificant amount in each of the years ended December 31, 2024, 2023 and 2022.

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

As of December 31, 2024, Indiana, Alabama, Texas and Florida represented our only areas of significant geographic concentration. Net operating revenues generated by our hospitals in Indiana, as a percentage of consolidated net operating revenues, were 16.7% in 2024, 17.1% in 2023 and 17.3% in 2022. Net operating revenues generated by our hospitals in Alabama, as a percentage of consolidated net operating revenues, were 15.4% in 2024, 14.4% in 2023 and 13.3% in 2022. Net operating revenues generated by our hospitals in Texas, as a percentage of consolidated net operating revenues, were 12.5% in 2024, 11.7% in 2023 and 11.7% in 2022. Net operating revenues generated by our hospitals in Florida, as a percentage of consolidated net operating revenues, were 9.6% in 2024, 11.1% in 2023 and 11.6% in 2022.

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

Healthcare facility operations are also subject to certain seasonal fluctuations, including decreases in patient utilization during holiday periods and increases in colder weather months. Variations in the prevalence and severity of outbreaks of illnesses have also resulted in, and may continue to result in, similar fluctuations of our business.

Government Regulation

Overview. Participants in the healthcare industry are subject to extensive government regulation at the federal, state and local levels. If we fail to comply with applicable laws and regulations, we may be subject to criminal penalties and civil sanctions, our hospitals and other facilities could lose their licenses and we could lose our ability to participate in Medicare, Medicaid and other government programs. These legal and regulatory standards address, among other issues, licensure, certification, and enrollment with government programs; the necessity and adequacy of medical care; quality of medical equipment and services; qualifications and supervision of medical and support personnel; the provision of services via telehealth; operating policies and procedures; screening, stabilization and transfer of individuals who have emergency medical conditions; restrictions on the provision of medical care, including with respect to reproductive care; distribution, maintenance and dispensing of pharmaceuticals and controlled substances; billing and coding for services; handling overpayments; classifications of levels of care provided; preparing and filing cost reports; relationships with referral sources and referral recipients; maintenance of adequate records; hospital use; rate-setting; building codes; environmental protection; patient, workforce and public safety; privacy and security; interoperability and refraining from information blocking; the development and use of AI/ML and other predictive algorithms; debt collection; balance billing and billing for out-of-network services; and communications with patients and consumers.

Hospitals are subject to periodic inspection by federal, state and local authorities to determine their compliance with applicable regulations and requirements necessary for licensing and certification. All of our hospitals are licensed under appropriate state laws and are qualified to participate in Medicare and Medicaid programs. In addition, most of our hospitals are accredited by The Joint Commission. This accreditation indicates that a hospital satisfies the applicable health and administrative standards to participate in Medicare and Medicaid programs. Some other facilities and businesses we own or operate are licensed under state laws and may be accredited and subject to periodic inspections to ensure compliance with applicable requirements.

Government regulations are subject to change. If applicable laws and regulations change, we may have to make changes to our facilities, equipment, personnel and services so that our hospitals and other facilities and businesses maintain required licenses and remain certified and qualified to participate in governmental healthcare programs. We believe that our facilities and other businesses substantially comply with current federal, state and local regulations and standards. We cannot be certain that governmental officials responsible for enforcing these laws or whistleblowers will not assert that we are in violation of them or that such statutes or regulations will be interpreted by the courts in a manner consistent with our interpretation.

Healthcare Public Policy. The healthcare industry is subject to changing political, regulatory, economic and other influences that may affect our business. Regulatory uncertainty has increased as a result of recent decisions issued by the U.S. Supreme Court that affect review of federal agency actions, and the outcome of the 2024 federal elections. The U.S. Supreme Court decisions increase judicial scrutiny of agency authority, shift greater responsibility for statutory interpretation to courts and expand the timeline in which a plaintiff can sue regulators. In Loper Bright Enterprises v. Raimondo, the Court overruled a legal framework that gave significant judicial deference to federal agency interpretations of federal statutes. The Court held that courts must instead exercise independent judgment when deciding whether an agency has acted within its statutory authority and that courts may not defer to an agency interpretation simply because a statute is ambiguous. The Loper Bright decision and other recent decisions of the U.S. Supreme Court are expected to significantly impact government agency regulation, particularly within the heavily regulated healthcare industry, in part through an increase in legal challenges to healthcare regulations and agency guidance and decisions. Federal agencies oversee, regulate and otherwise affect many aspects of our business, including through Medicare and Medicaid payment and coverage policies, policies affecting the size of the uninsured population, administration of state Medicaid programs and enforcement and interpretation of fraud and abuse laws. The recent Supreme Court decisions may also result in inconsistent judicial interpretations and delays in and other impacts to agency rulemaking and legislative processes. The outcome of the 2024 federal elections, including Republican control of both the executive and legislative branches, increases regulatory uncertainty and the potential for significant policy changes. President Trump has issued executive orders that impact or may impact the healthcare industry, including an order establishing a presidential advisory commission focused on restructuring and streamlining government agencies and reducing or eliminating regulations and federal government programs and other expenditures.

The healthcare industry has been and continues to be impacted by healthcare reform efforts at the federal and state levels. Many recent changes have sought to increase access to health insurance and reduce healthcare costs and government spending. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively known as the Affordable Care Act, increased health insurance coverage through a combination of public program expansion and private sector health insurance reforms. However, changes in the law’s implementation, subsequent legislation and regulations, state initiatives and other factors have affected or may affect the number of individuals that elect or are able to obtain public or private health insurance and the scope of such coverage, if obtained. For example, federal law temporarily enhanced subsidies available for individuals to purchase coverage through Affordable Care Act health exchange marketplaces by lowering premiums and raising income eligibility thresholds. The enhanced subsidies are available through 2025, but further extension is uncertain, and their expiration would increase the price of coverage for many consumers and may significantly increase the uninsured rate. Other legislative and executive branch initiatives related to health insurance could also result in increased prices for consumers purchasing health insurance coverage or may permit the sale of insurance plans that do not satisfy current Affordable Care Act consumer protections, which could increase rates of uninsured and underinsured individuals and destabilize insurance markets.

Healthcare providers may be significantly impacted by changes specific to the Medicaid program, including changes resulting from legislative and administrative actions at the federal and state levels. Changes at the federal level may impact funding for, or the structure of, the Medicaid program and may shape administration of the program at the state level. The Affordable Care Act expands the categories of individuals eligible for Medicaid coverage, permits individuals with relatively higher incomes to qualify and provides states with enhanced funding for expansion populations. The majority of states have adopted Medicaid expansion, including nine of the 15 states in which we operated hospitals at December 31, 2024. The states with the greatest reductions in the number of uninsured adult residents have been the expansion states. However, a number of states have opted out of the Medicaid expansion provisions, including Florida, Alabama, Tennessee, Mississippi and Texas, where we operated a significant number of hospitals as of December 31, 2024. Changes to the federal funding formula for Medicaid could have a particularly significant impact in states that expanded Medicaid, especially if federal contributions for Medicaid expansion populations decrease and states are unable to offset the reductions. Further, some states have trigger laws that would end their Medicaid expansion or require other changes if federal funding is reduced. CMS administrators may also make changes to Medicaid payment models and may grant states additional flexibility in the administration of state Medicaid programs, including by allowing additional states to condition Medicaid enrollment on work or other community engagement or permitting other eligibility restrictions. Some states use, or have applied to use, waivers granted by CMS to implement expansion, impose different eligibility or enrollment conditions, or otherwise implement programs that vary from federal standards. The Medicaid landscape is constantly evolving as the federal and state governments consider and test various models of delivery and payment system reform.

In addition, there is uncertainty regarding the potential impact of other reform efforts at the federal and state levels. For example, some members of Congress have proposed measures intended to accelerate the shift from traditional Medicare to Medicare Advantage or eliminating some or all of the consumer protections established by the Affordable Care Act. Other recent initiatives and proposals include those aimed at price transparency and out-of-network charges, which may impact prices and the relationships between healthcare providers, insurers and patients, and clinical transparency and value-based purchasing. For example, CMS websites make available to the public certain data that hospitals and other providers submit in connection with Medicare reimbursement claims, including hospital performance data on quality measures and patient satisfaction. In addition, Medicare reimbursement for hospitals and other providers is adjusted based on quality and efficiency measures, and CMS currently administers various accountable care organizations, or ACOs, and bundled payment demonstration projects. The CMS Innovation Center has highlighted the need to accelerate the movement to value-based care and drive broader system transformation.

Fraud and Abuse Laws. Participation in the Medicare and Medicaid programs is heavily regulated by federal statute and regulation. If a hospital or other type of provider fails to comply substantially with the requirements for participating in the programs or performs certain prohibited acts, such as those listed below, their participation may be terminated and/or civil or criminal penalties may be imposed:

•
making claims to Medicare for services not provided or misrepresenting actual services provided in order to obtain higher payments;
•
paying money to induce the referral of patients where services are reimbursable under a federal health program; or
•
paying money to limit or reduce the services provided to Medicare beneficiaries.

Any person or entity that knowingly and willfully defrauds or attempts to defraud a healthcare benefit program, including private healthcare plans, may be subject to fines, imprisonment or both. Additionally, any person or entity that knowingly and willfully falsifies or conceals a material fact or makes any material false or fraudulent statements in connection with the delivery or payment of healthcare services by a healthcare benefit plan may be subject to fines, imprisonment or both.

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

There are ownership and compensation arrangement exceptions to the Stark Law’s self-referral prohibition. CMS has issued regulations that interpret these exceptions and other provisions of the Stark Law. One exception allows a physician to refer patients to a healthcare entity in which the physician has an ownership interest if the entity is located in a rural area, as defined in the statute. There are also exceptions for many of the customary financial arrangements between physicians and providers, including employment contracts, leases and recruitment agreements.

Another exception to the Stark Law, known as the “whole hospital” exception, allows a physician to make a referral to a hospital if the physician owns an interest in the entire hospital, as opposed to an ownership interest in a department of the hospital, and the hospital meets certain “grandfathering” requirements imposed by the Affordable Care Act. These requirements prohibit physicians from increasing the aggregate percentage of their ownership in the hospital and restrict the ability of physician-owned hospitals from expanding the capacity of their aggregate licensed beds, operating rooms and procedure rooms, beyond the ownership percentage and capacities in place in 2010. The whole hospital exception also contains public disclosure requirements. A hospital is considered to be physician-owned if any physician, or an immediate family member of a physician, holds debt, stock or other types of investment in the hospital or in any owner of the hospital, excluding physician ownership through publicly-traded securities that meet certain conditions.

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

Federal False Claims Act and Similar State Laws. Another significant enforcement mechanism used within the healthcare industry is the federal False Claims Act, or FCA, which can be used to prosecute Medicare and other government program fraud involving issues such as coding errors, billing for service not provided and submitting false cost reports. The FCA also covers payments involving federal funds in connection with the health insurance exchanges created under the Affordable Care Act, if those payments involve any federal funds. Liability under the FCA often arises when an entity knowingly submits a false claim for reimbursement to the federal government. The FCA broadly defines the term “knowingly.” Although simple negligence will not give rise to liability under the FCA, submitting a claim with reckless disregard to its truth or falsity may constitute “knowingly” submitting a false claim and result in liability. Among the many other potential bases for liability under the FCA is the knowing and improper failure to report and refund amounts owed to the government within 60 days of identifying an overpayment. An overpayment is deemed to be identified when a person knowingly, as defined under the FCA, receives or retains an overpayment. Submission of a claim for an item or service generated in violation of the Anti-Kickback Statute constitutes a false or fraudulent claim under the FCA. In some cases, whistleblowers, the federal government and courts have taken the position that providers who allegedly have violated other statutes, such as the Stark Law, have thereby submitted false claims under the FCA.

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

Emergency Medical Treatment and Active Labor Act. The Emergency Medical Treatment and Active Labor Act, or EMTALA, imposes federal requirements as to the care that must be provided to anyone who comes to facilities providing emergency medical services seeking care before they may be transferred to another facility or otherwise denied care. Under this law, healthcare facilities are required to screen patients for emergency medical conditions and stabilize them where such conditions exist, regardless of an individual’s ability to pay for treatment. Sanctions for failing to fulfill these requirements include exclusion from participation in Medicare and Medicaid programs and civil money penalties, which are increased annually based on updates to the consumer price index. In addition, the law creates private civil remedies that enable an individual who suffers personal harm as a direct result of a violation of the law to sue the offending hospital for damages and equitable relief. A medical facility that suffers a financial loss as a direct result of another participating hospital’s violation of the law also has a similar right. Although we believe that our practices comply with the law, we can give no assurance that governmental officials responsible for enforcing the law will not assert we are in violation of this law or that interpretations of the law will not change. In particular, hospitals may face conflicting interpretations as to the requirements imposed by EMTALA as interpreted by HHS in relation to state laws that limit access to abortion or other reproductive health services. For example, CMS has provided guidance regarding EMTALA obligations specific to patients who are pregnant or are experiencing pregnancy loss and the preemption of state law. This guidance is the subject of legal challenges. The final ruling from a Texas case limits application of the HHS guidance in Texas.

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

Antitrust Laws. The federal government and most states have enacted antitrust laws that prohibit certain types of conduct deemed to be anti-competitive. These laws prohibit price fixing, market allocation, bid-rigging, concerted refusal to deal, market monopolization, price discrimination, tying arrangements, acquisitions of competitors and other practices that have, or may have, an adverse effect on competition. In addition, some states have also passed legislation requiring for-profit healthcare entities, including hospitals, to notify the state attorneys general or other designated entities in advance of sales or other transactions. Violations of federal or state antitrust laws can result in various sanctions, including criminal and civil penalties. Antitrust enforcement in the healthcare industry is currently a priority of the Federal Trade Commission, or FTC, and the U.S. Department of Justice. We believe we are in compliance with such federal and state laws, but courts or regulatory authorities may reach a determination in the future that could adversely affect our operations.

Certificates of Need. The construction of new facilities, the acquisition of existing facilities, significant capital expenditures and the addition of new services at our facilities may be subject to state laws that require prior approval by state regulatory agencies. These certificate of need, or CON, laws generally require that a state agency determine the public need and give approval prior to the construction or acquisition of facilities, significant capital expenditure or the addition of new services. We currently operate healthcare facilities in a number of states that have adopted CON laws. If we fail to obtain necessary state approval, we will not be able to expand our facilities, complete acquisitions or significant capital expenditures or add new services in these states. Violation of these state laws may result in the imposition of civil sanctions or the revocation of a provider’s licenses.

HIPAA Administrative Simplification, Privacy and Security Standards and Interoperability Requirements. The Health Insurance Portability and Accountability Act of 1996, or HIPAA, requires the use of uniform transaction standards for healthcare claims and payment transactions submitted or received electronically. These provisions are intended to encourage electronic commerce in the healthcare industry. HHS has established transaction standards and code sets that all healthcare providers must use when submitting or receiving certain healthcare transactions electronically and has issued operating rules to promote uniformity in the implementation of each standardized electronic transaction. HIPAA also requires that each provider use a National Provider Identifier.

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

Violations of the HIPAA privacy and security regulations may result in criminal penalties and in substantial civil penalties per violation. The civil penalties are adjusted annually based on updates to the consumer price index. HHS is required to perform compliance audits. In addition to enforcement by HHS, state attorneys general are authorized to bring civil actions seeking either injunction or damages in response to violations of HIPAA privacy and security regulations that threaten the privacy of state residents. HHS may resolve HIPAA violations through informal means, such as allowing a covered entity to implement a corrective action plan, but HHS has the discretion to move directly to impose monetary penalties and is required to impose penalties for violations resulting from willful neglect. We are also subject to many federal or state privacy-related laws that are more restrictive than the privacy regulations issued under HIPAA or that apply to other types of information. These laws vary and could impose additional penalties and subject us to additional privacy and security restrictions. For example, the FTC uses its consumer protection authority to initiate enforcement actions in response to data breaches. In addition, various states have enacted, and other states are considering, laws and regulations concerning the privacy and security of consumer and other personal information. To the extent we are subject to such requirements, these laws and regulations often have far-reaching effects, are subject to amendments and changing requirements and updates to regulators’ enforcement priorities, may require us to modify our data processing practices and policies, and may subject our business to a risk of increased potential liability. These laws and regulations often provide for civil penalties for violations, and some provide a private right of action for data breaches, which may increase the likelihood or impact of data breach litigation. We have developed and utilize an information privacy and security compliance plan as part of our effort to comply with HIPAA and other federal and state privacy and security requirements. The privacy regulations and security laws and regulations have imposed, and will continue to impose, significant costs on us in order to comply with these standards.

Healthcare providers and industry participants are also subject to an increasing number of requirements intended to promote the interoperability and exchange of patient health information. For example, healthcare providers and certain other entities are subject to information blocking restrictions pursuant to the 21st Century Cures Act that prohibit practices that are likely to interfere with the access, exchange or use of electronic health information, except as required by law or specified by HHS as a reasonable and necessary activity. Violations may result in penalties or other significant disincentives. In a final rule published in July 2024, HHS established disincentives for hospitals, clinicians (including group practices) eligible for the Merit-Based Incentive Payment System, or MIPS, and ACOs and ACO providers that commit information blocking. Hospitals found to have committed information blocking will not qualify as “meaningful electronic health record users” under the Medicare Promoting Interoperability Program and as a result will lose 75% of the annual market basket increase they would otherwise receive. Similar penalties apply to MIPS-eligible clinicians and ACOs, ACO participants, and ACO providers or suppliers under the Medicare Shared Savings Program.

Price Transparency and Consumer Billing Limitations. The healthcare industry is subject to various federal and state initiatives and requirements related to price transparency and out-of-network charges, which may impact prices, our competitive position and the relationships between hospitals, insurers, patients, and ancillary providers. For example, federal regulations require hospitals to publish a list of their standard charges for all items and services, including discounted cash prices and payer-specific and de-identified negotiated charges, in a machine-readable, publicly accessible online file. Hospitals are required to publish a consumer-friendly list of standard charges for certain “shoppable” services (i.e., services that can be scheduled by a patient in advance) and associated ancillary services or, alternatively, maintain an online price estimator tool. CMS may impose civil monetary penalties for noncompliance with these price transparency requirements. Further, CMS requires most health insurers to publish online charges negotiated with providers for healthcare services. Most health insurers must also provide online price comparison tools to help individuals get personalized cost estimates for covered items and services.

In addition, the No Surprises Act imposes various requirements on providers and health plans intended to prevent “surprise” medical bills, and several states have implemented similar laws intended to protect consumers. The No Surprises Act prohibits providers from charging patients an amount beyond the in-network cost sharing amount for items and services rendered by out-of-network providers (i.e., prohibits balance billing), subject to limited exceptions. The No Surprises Act also impacts the payment received by an out-of-network provider from a health plan for items and services to which the prohibitions on balance billing apply. For items and services for which balance billing is prohibited (even when no balance billing occurs), the No Surprises Act establishes an independent dispute resolution, or IDR, process for providers and payers to handle payment disputes that cannot be resolved through direct negotiations. The final rule establishing the IDR process is currently the subject of legal challenges, and government agencies have proposed various changes, creating uncertainty and resulting in delays in claims resolution. The No Surprises Act also requires providers to provide a good faith estimate of expected charges to uninsured or self-pay individuals in connection with scheduled items or services, in advance of the date of the scheduled item or service, or upon request of the individual. HHS is delaying enforcement with regard to good faith estimates to uninsured individuals that do not include expected charges for co-providers or co-facilities until the agency issues additional regulations. If the actual charges to an uninsured or self-pay patient exceed the good faith estimate by an amount deemed to be substantial by regulation (which is currently $400) or the provider furnishes an item or service that was not included in the good faith estimate, the patient may invoke a patient-provider dispute resolution process established by regulation to challenge the higher amount.

Payment

Medicare. Medicare is a federal health insurance program that provides certain hospital and medical insurance benefits to persons aged 65 and over, some disabled persons, persons with end-stage renal disease and persons with amyotrophic lateral sclerosis, also known as ALS or Lou Gehrig’s Disease.

Payments for inpatient acute hospital services are generally made pursuant to a prospective payment system, or PPS. Under the inpatient PPS, our hospitals are paid a predetermined amount for each hospital discharge based on the patient’s diagnosis. Specifically, each discharge is assigned to a Medicare severity diagnosis-related group, commonly known as an “MS-DRG,” based upon the patient’s condition and treatment during the relevant inpatient stay. The MS-DRGs are severity-adjusted to account for the severity of each patient’s condition and expected resource consumption. Each MS-DRG has a payment weight assigned to it that is based on the average resources used to treat Medicare patients in that MS-DRG. MS-DRG payments are based on national averages and not on charges or costs specific to a hospital. Medicare sets discharge base rates (standardized payment amounts), which are adjusted according to the MS-DRG relative weights and geographic factors. In addition, hospitals may qualify for an “outlier” payment when a patient’s treatment costs are extraordinarily high and exceed a specified regulatory threshold.

The MS-DRG payment rates for inpatient acute services are adjusted by an update factor on October 1 of each year, the beginning of the federal fiscal year. The index used to adjust the MS-DRG payment rates, known as the “market basket index,” gives consideration to the inflation experienced by hospitals in purchasing goods and services. MS-DRG payment rates were increased by the “market basket index” update of 3.3% and 3.4% for each of federal fiscal years 2024 and 2025, respectively, subject to certain adjustments. For federal fiscal year 2024 and 2025, the market basket update was reduced by 0.2 percentage points and 0.5 percentage points, respectively, for the productivity adjustment. A reduction of 25% of the market basket update occurs if patient quality data is not submitted, and a reduction of 75% of the market basket update occurs for hospitals that fail to demonstrate meaningful use of certified electronic health records, or EHR, technology without receiving a hardship exception. Additional adjustments may apply, depending on patient-specific or hospital-specific factors and shifts in payment policy. We anticipate that additional adjustments may apply to reimbursement rates under the inpatient PPS in future payment years as a result of 2024 court decisions that vacated a low wage index policy CMS adopted in 2020. The policy had funded an increase to the wage index value for hospitals with low wage indexes by decreasing reimbursement for all other hospitals. CMS addressed the impact of the decision prospectively in its final rule updating inpatient hospital payment rates and policies for federal fiscal year 2025, but it is not yet clear how the agency will address the impact the low wage policy had in 2020 through 2024.

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

In addition, hospitals may qualify for Medicare disproportionate share hospital, or DSH, payment adjustments when their percentage of low-income patients exceeds specified regulatory thresholds. A majority of our hospitals qualify to receive these adjustments. The methodology for calculating DSH payment adjustments is affected by shifts in CMS payment policy. For example, in August 2023, CMS changed the DSH formula by altering how days of care provided to patients who are eligible for benefits from Section 1115 Demonstrations are included in the Medicaid fraction and by excluding from the Medicaid fraction days of care of patients for which hospitals are paid from demonstration-authorized uncompensated or undercompensated care pools in a manner that will effectively decrease DSH payments for many hospitals. However, in August 2024, a district court in Texas vacated the regulation effecting this change. Separately, in November 2024, the U.S. Supreme Court heard oral arguments in a dispute focused on whether all patients enrolled in Supplemental Security Income, or SSI, assistance, even if no SSI payments were made during the month of a patient’s hospital admission, should be counted in the DSH methodology. These and other regulatory changes and court rulings could adversely impact our results of operations. CMS also distributes an additional payment to each DSH hospital for its proportion of uncompensated care costs relative to the uncompensated care amount of other DSH hospitals. The uncompensated care amount is hospital-specific and generally includes charity care and non-Medicare and non-reimbursable Medicare bad debt. The Medicare DSH adjustments and uncompensated care payments as a percentage of net operating revenues were 0.68% and 0.75% for the years ended December 31, 2024 and 2023, respectively.

We also receive Medicare reimbursement for hospital outpatient services through a PPS. Services paid under the hospital outpatient PPS are grouped into ambulatory payment classifications, or APCs. Services for each APC are similar clinically and in terms of the resources they require. APC payment rates are generally determined by applying a conversion factor, which CMS updates annually using a market basket. For calendar year 2024, CMS estimated an increase in hospital outpatient PPS payments of 3.1%, reflecting a market basket increase of 3.3%, with a negative 0.2 percentage point productivity adjustment. For calendar year 2025, CMS estimated an increase in hospital outpatient PPS payments of 2.9%, reflecting a market basket increase of 3.4%, with a negative 0.5 percentage point productivity adjustment. A 2.0 percentage point reduction to the market basket update applies to hospitals that do not submit required patient quality data.

The Medicare reimbursement for outpatient services may also be affected by broad shifts in payment policy. For example, recent changes related to the 340B Drug Pricing Program have implications for all hospitals reimbursed under the outpatient PPS, including those, like ours, that do not participate in the program. The 340B program allows non-profit healthcare organizations to purchase certain outpatient drugs from pharmaceutical manufacturers at discounted rates. In 2018, CMS implemented a payment policy that reduced Medicare payments for 340B hospitals for most drugs obtained at 340B-discounted rates and that resulted in increased payments for non-340B hospitals. In June 2022, the U.S. Supreme Court invalidated past payment cuts for hospitals participating in the 340B Drug Pricing Program. In light of the U.S. Supreme Court decision and to achieve budget neutrality, CMS reduced payment rates for non-drug services under the outpatient PPS for calendar year 2023, and distributed lump sum payments to affected 340B providers as the remedy for calendar years 2018 through 2022. In order to comply with budget neutrality requirements, HHS finalized a corresponding offset in future non-drug item and service payments for all outpatient PPS providers (except new providers) that will reduce the outpatient PPS conversion factor by 0.5% annually beginning in calendar year 2026 and continuing for approximately 16 years.

CMS has implemented an expanded site-neutral payment policy for off-campus provider-based departments paid under the outpatient PPS. Under the policy, all off-campus provider-based departments are paid the Medicare Physician Fee Schedule, or MPFS, -equivalent rate for clinic visits, which is generally substantially lower than the outpatient PPS rate. The MPFS-equivalent rate for calendar year 2025 is approximately 40% of the outpatient PPS rate.

CMS uses fee schedules to pay for physician services, physical, occupational and speech therapies, durable medical equipment, clinical diagnostic laboratory services, freestanding surgery center services, and certain other items and services. Under the MPFS, CMS has assigned a national relative value unit, or RVU, to most medical procedures and services that reflects the resources required to provide the services relative to all other services. Each RVU is calculated based on a combination of the time and intensity of work required, overhead expense attributable to the service, and professional liability insurance expense. These elements are each modified by a geographic adjustment factor to account for local practice costs and are then aggregated. To determine the payment rate for a particular service, the sum of the geographically adjusted RVUs is multiplied by a conversion factor. For calendar year 2025, CMS decreased the conversion factor by approximately 2.83%.

CMS requires physicians and certain other healthcare clinicians paid under Medicare Part B to participate in one of two tracks under the Quality Payment Program, or QPP, which is a value-based payment program intended to reward high-quality patient care. Under both tracks, performance data collected each performance year affects Medicare payments two years later. CMS expects to transition increasing financial risk to providers as QPP evolves. The Advanced Alternative Payment Model, or Advanced APM, encourages participation in specific innovative payment models approved by CMS through financial incentives. Incentive payments for participation in an Advanced APM were initially set to expire after the 2023 performance year (with associated payments in 2025), but were extended for one year at a lower rate. After the 2024 performance year and associated payments in 2026, Advanced APM incentive payments will no longer be available. Instead, qualifying providers will receive positive adjustments to their MPFS payment rates. In addition, providers are exempt from the reporting requirements and payment adjustments imposed under the Merit-Based Incentive Payment System, or MIPS, if the provider has sufficient participation in an Advanced APM. Alternatively, providers may participate in the MIPS track, under which physicians receive performance-based payment incentives or payment reductions based on their performance with respect to clinical quality, resource use, clinical improvement activities and meeting Promoting Interoperability standards related to the meaningful use of EHRs.

In addition to the Medicare reimbursement reductions and adjustment discussed above, the Budget Control Act of 2011, or BCA, requires automatic spending reductions to reduce the federal deficit, resulting in a uniform percentage reduction across all Medicare programs of 2% per fiscal year that extends through the first eight months of federal fiscal year 2032. These reductions apply to certain other federally funded healthcare programs, including TRICARE. We anticipate that the federal deficit will continue to place pressure on government healthcare programs, and it is possible that future deficit reduction legislation will impose additional spending reductions.

Medicaid. Medicaid is a program funded jointly by state and federal governments, and administered by the states, that provides hospital and medical benefits to qualifying low-income individuals. The number of individuals enrolled in Medicaid declined in 2024 in comparison to 2023. This decline reversed a trend of increased enrollment that occurred as a result of COVID-19 relief legislation that authorized a temporary increase in federal funds for certain Medicaid expenditures in states that maintained continuous Medicaid enrollment through March 2023, among other requirements.

Most state Medicaid payments are made under a PPS or under programs that negotiate payment levels with individual hospitals. In addition to the base payment rates for specific claims for services rendered to Medicaid enrollees, states utilize supplemental reimbursement programs to make separate payments that are not specifically tied to an individual’s care. Supplemental payments may be in the form of Medicaid DSH payments, which are intended to offset hospitals’ uncompensated care costs. Medicaid DSH payments are funded by both the federal government and state governments. States generally have broad discretion to define which hospitals qualify for the Medicaid DSH payments and to determine payment amounts, but CMS published a final rule in February 2024 affecting how states calculate hospital-specific caps for the payments. In addition, current law provides for Medicaid DSH payments to be reduced by $8.0 billion for the period from April 1, 2025 through September 30, 2025 and per year in each of federal fiscal years 2026 and 2027. Medicaid DSH payments as a percentage of our net operating revenues were 0.19% and 0.21% for the years ended December 31, 2024 and 2023, respectively. Supplemental payments may also be in the form of non-DSH payments, such as upper payment limit payments, which are intended to address the difference between Medicaid fee-for-service payments and Medicare reimbursement rates, and payments under other programs that vary by state under Section 1115 waivers. These supplemental reimbursement programs are generally authorized by CMS for a specified period of time and require CMS’s approval to be extended.

Outside of the government response to COVID-19, budgetary pressures have, in recent years, resulted and likely will continue to result in decreased spending, or decreased spending growth, for Medicaid programs in many states. The federal government and many states are using or considering various strategies to reduce Medicaid expenditures, and most states have adopted broad taxes on healthcare providers to fund the non-federal share of Medicaid programs. Many states have also adopted, or are considering, legislation designed to reduce coverage, enroll Medicaid recipients in managed care programs and/or impose additional taxes on hospitals to help finance or expand the states’ Medicaid systems. In addition, many states use, or have applied to CMS to use, waivers granted by CMS to implement Medicaid expansion, impose different eligibility or enrollment restrictions, or otherwise implement programs that vary from federal standards. In recent years, aspects of existing or proposed Medicaid waiver programs have been subject to legal challenge, resulting in uncertainty. Additionally, federal legislation and administrative policies that shape administration of the Medicaid programs at the state level are subject to change, including as a result of changes in the presidential administration. For example, a federal court permitted Georgia to impose work and community engagement requirements under a Medicaid demonstration program that launched in mid-2023, and CMS administrators may in the future allow states to impose such conditions on enrollment or permit other eligibility restrictions. Changes to the federal funding formula for Medicaid could also have a significant impact on Medicaid programs and enrollment, particularly if federal contributions for Medicaid expansion populations decrease and those states are unable to offset the reductions. Further, some states have trigger laws that would end their Medicaid expansion or require other changes if federal funding is reduced.

TRICARE. TRICARE is the Department of Defense’s healthcare program for active duty service members of the armed forces and others, including certain family members, retirees, and survivors. For inpatient services, TRICARE generally reimburses hospitals based on a diagnosis-related group, or DRG, system modeled on the Medicare inpatient PPS. For outpatient services, TRICARE reimburses hospitals based on a PPS that is similar to that utilized for services furnished to Medicare beneficiaries.

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

Medicare and Medicaid Managed Care. Enrollment in Managed Medicare, also known as Medicare Part C or Medicare Advantage, and managed Medicaid programs has increased in recent years as the federal and state governments seek to control healthcare costs. Under the Managed Medicare program, the federal government contracts with private health plans to provide members with Medicare benefits. In addition to covering Medicare Part A and Part B benefits, the plans may choose to offer supplemental benefits and impose higher premiums and cost-sharing obligations. Similarly, managed Medicaid programs enable states to contract with private entities to handle program responsibilities like care management and claims adjudication.

Many states have implemented state directed payment, or SDP, arrangements to direct certain Medicaid managed care expenditures. These arrangements, which are generally subject to annual approval by CMS, allow states to implement delivery system and provider payment initiatives by requiring Medicaid managed care organizations to pay providers according to specific rates or methods. States are increasingly using SDP arrangements, and some states have converted supplemental payment programs to SDP arrangements, diverting previously available funding. The use and nature of SDP arrangements are subject to policy changes. For example, CMS published a rule in May 2024 that addresses access, financing and quality within Medicaid managed care programs, known as the Medicaid Managed Care Rule. The rule, elements of which will be phased in through 2028, includes new and updated requirements for SDP arrangements intended to ensure a more consistent and transparent approach for participating states. The rule removes regulatory barriers to help states use SDP arrangements to implement value-based purchasing payment arrangements and include non-network providers in SDP arrangements. The rule also requires provider payment levels for SDPs for inpatient and outpatient hospital services and other specified services to not exceed the average commercial rate. Further, the rule requires states to ensure that providers receiving SDPs comply with restrictions on participating in arrangements related to healthcare provider taxes that involve the redistribution of Medicaid payments.

Medicare Administrative Contractors. CMS competitively bids the Medicare fiscal intermediary and Medicare carrier functions to Medicare Administrative Contractors, or MACs, in 12 jurisdictions. Each MAC is geographically assigned and serves both Part A and Part B providers within a given jurisdiction. Qualified chain providers have the option of having all hospitals use one home office MAC, and we chose to do so. CMS periodically re-solicits bids, and the MAC servicing a geographic area can change as a result of the bid competition. MAC transition periods can impact claims processing functions and the resulting cash flow.

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

Accountable Care Organizations. An ACO is a network of providers and suppliers (including hospitals, physicians and other designated professionals) that work together to invest in infrastructure and redesign delivery processes to achieve high quality and efficient delivery of services and to increase provider accountability by tying reimbursement to patient outcomes or related measures. ACOs, which have gained traction in both the public and private sectors, are intended to produce savings as a result of improved quality and operational efficiency. For example, the Medicare Shared Savings Program seeks to promote accountability and coordination of care for Medicare fee-for-service beneficiaries through the creation of ACOs. Medicare-approved ACOs that achieve quality performance standards established by HHS are eligible to share in a portion of the amounts saved by the Medicare program, but conversely, under some payment tracks, may be required to pay shared losses if quality-adjusted Medicare expenditures exceed an established benchmark. Participation in payment tracks with downside risk is increasing. HHS has significant discretion to determine key elements of Medicare ACO programs. Certain waivers and exceptions are available from fraud and abuse laws for ACOs.

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

Bundled Payment Initiatives. Providers participating in bundled payment initiatives accept accountability for costs and quality of care by agreeing to receive one payment for services provided to Medicare patients for certain medical conditions or episodes of care. By rewarding providers for increasing quality and reducing costs and penalizing providers if costs exceed a certain amount, bundled payment models are intended to lead to higher quality, more coordinated care at a lower cost to the Medicare program. The CMS Innovation Center has implemented bundled payment models, including the Bundled Payment for Care Improvement Advanced, or BPCI Advanced, initiative, which is expected to run through December 2025. Generally, participation in bundled payment programs is voluntary, but CMS required hospitals in selected markets to participate in mandatory bundled payment initiatives for specific orthopedic procedures, which ended December 31, 2024, and hospitals in selected markets will be required to participate in the Transforming Episode Accountability Model, a new model focused on five specified surgical procedure episodes, beginning in January 2026. The CMS Innovation Center signaled its intent to increase provider participation through implementation of more mandatory models. We expect value-based purchasing programs, including models that condition reimbursement on patient outcome measures, to become more common with both governmental and non-governmental payors.

Commercial Insurance and Managed Care Companies. Our hospitals provide services to individuals covered by private healthcare insurance or by health plans administered by managed care companies. These payors pay our hospitals or in some cases reimburse their policyholders based upon the hospital’s established charges and the coverage provided in the insurance policy. Payors try to limit their costs by negotiating with hospitals and other healthcare providers for discounts to established charges. Commercial insurers and managed care companies also seek to reduce payments to hospitals by establishing payment rules that in effect re-characterize the services ordered by physicians or are intended to shift certain procedures to outpatient settings, where payment rates are typically lower. For example, some payors stringently review each patient’s length of stay in the hospital and re-characterize as outpatient all inpatient stays of less than a particular duration (e.g., 24 hours). Similarly, some payors impose prior authorization requirements to review the admission and course of treatment of patients. Reductions in payments and denials of coverage for services provided by our hospitals and other facilities could adversely affect us.

Supply Contracts

We purchase items, primarily medical supplies, medical equipment and pharmaceuticals, under an agreement with HealthTrust, a GPO in which we are a noncontrolling partner. The current term of this agreement expires in December 2025, with automatic renewal terms of one year unless either party terminates by giving notice of non-renewal. At December 31, 2024, we had a 12.6% ownership interest in HealthTrust. By participating in this organization, we are able to procure items at competitively priced rates for our hospitals. There can be no assurance that our arrangement with HealthTrust will continue to provide the discounts that we have historically received.

Competition

The hospital industry is highly competitive. The competition among hospitals and other healthcare providers, including urgent care centers and other outpatient providers, many of which offer similar services, has intensified with the implementation of price transparency initiatives and as patients have become more conscious of rising costs and quality of care in their healthcare decision-making process. The majority of our hospitals are located in generally larger non-urban service areas in which we believe we are the primary, if not the sole, provider of general acute care health services. These hospitals in non-urban service areas may face limited or no direct competition from within their primary service areas. However, these hospitals face competition from hospitals outside of their primary service area, including hospitals in urban areas that provide more complex services. Patients in those service areas may travel to these other hospitals for a variety of reasons, including the need for services we do not offer, payor networks that exclude our providers or physician referrals. Patients who are required to seek services from these other hospitals may subsequently shift their preferences to those hospitals for services we do provide. Our other hospitals, in selected urban service areas, may face competition from hospitals that are more established than our hospitals. Some of our competitors offer services, including extensive medical research and medical education programs, which are not offered by our facilities. In addition, in certain markets where we operate, large teaching hospitals provide highly specialized facilities, equipment and services that may not be available at our hospitals. We also face competition from other specialized care providers, including outpatient surgery, orthopedic, oncology and diagnostic centers. We believe that we will continue to face increased competition in outpatient service models that become more integrated through acquisitions or partnerships between physicians, specialized care providers, and managed care payors. Cost-reduction strategies by large employer groups and their affiliates may increase this competition.

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

The number and quality of the physicians on a hospital’s staff is an important factor in a hospital’s competitive position. Physicians decide whether a patient is admitted to the hospital and the procedures to be performed. Admitting physicians may be on the medical staffs of other hospitals in addition to those of our hospitals. We attempt to attract physicians and our physicians’ patients to our hospitals by offering quality services and facilities, convenient locations and state-of-the-art equipment. Some competitors are implementing physician alignment strategies, such as employing physicians, acquiring physician practice groups, and participating in ACOs or other clinical integration models.

Another significant factor in the competitive position of our hospitals and other facilities is our ability to obtain and maintain favorable contracts with third-party payors. Generally, hospitals and other providers compete for service contracts with third-party payors on the basis of price, market reputation, geographic location, quality and range of services, and medical staff quality, among other factors. Laws and regulations may impact our contract terms and ability to contract with third-party payors, such as laws that permit payors to guide patients to particular providers or eliminate restrictions on placing providers into preferred tiers. Health plans increasingly utilize narrow networks that restrict the number of participating providers or tiered networks that impose significantly higher cost-sharing obligations on patients who obtain services from providers in a disfavored tier. Other healthcare providers may also impact our ability to enter into contracts with third-party payors or negotiate favorable terms and conditions, including through their negotiation of exclusivity provisions. Price and clinical transparency initiatives and increasing vertical integration efforts involving third-party payers and healthcare providers, among other factors, may increase these challenges. Moreover, the trend toward consolidation among private third-party payors tends to increase payor bargaining power over fee structures.

Trends towards clinical and price transparency and value-based purchasing may also impact our competitive position by affecting patient volumes and our ability to attract patients. For example, CMS websites publicize data that hospitals and other providers submit in connection with Medicare reimbursement claims, including performance data related to quality measures and patient satisfaction surveys. In addition, hospitals are required to publish online a list of their standard charges for all items and services, including gross charges, discounted cash prices and payor-specific and de-identified negotiated charges, in a machine-readable, publicly accessible online file.

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

We have a Code of Conduct, which applies to all directors, officers, employees and consultants, and a confidential disclosure program to enhance the statement of ethical responsibility expected of our employees and business associates who work in the accounting, financial reporting and asset management areas of our Company. Our Code of Conduct is posted on our website at www.chs.net/company-overview/compliance.

Human Capital

Overview

At December 31, 2024, we had approximately 60,000 employees, including approximately 15,000 part-time employees. References herein to “employees” refer to employees of our affiliates. We are subject to various state and federal laws that regulate wages, hours, benefits and other terms and conditions relating to employment. At December 31, 2024, certain employees at three of our hospitals are represented by various labor unions. It is possible that union organizing efforts will take place at additional hospitals in the future. We consider our employee relations to be good and have not experienced work stoppages that have materially, adversely affected our business or results of operations.

Our industry has been facing unprecedented workforce challenges, which have given rise to significant operating issues for healthcare providers. To address this challenge, we have implemented several initiatives to improve retention, recruiting, compensation programs and productivity. An area that has been particularly challenging for providers is registered nurse, or RN, recruitment and retention. We had a centralized clinical recruiting function in place for a limited number of our markets beginning in 2018 which was later expanded to cover RN roles across all of our health systems. Due to the resulting positive impact on recruiting, we then expanded the function to also cover difficult-to-fill allied health positions. As of late 2024, this centralized team now covers all health system roles and we have also established a centralized onboarding team to gain efficiencies and improve the new hire experience, which we believe will result in improved retention. Since we have implemented our centralized recruiting function, we have seen an increase in clinical position hires and a decreased time-to-fill for these key patient care roles, which has also decreased our level of reliance on higher cost contract labor. In addition to these efforts, we have been working to bring international RNs to our hospitals through the visa process. We have significantly expanded this effort by working with various outside firms specializing in international recruitment, and we are also offering a direct-to-hire model. We believe that these efforts will aid in our ability to take patient transfer requests, shorten emergency department wait times and lessen dependency on high cost contract labor. Finally, we have expanded our hospital-based nursing programs through our partnership with Jersey College and have seven campuses open in six states. Partnerships with other local nursing programs have also been strengthened across the enterprise to expand clinical faculty and increase enrollment.

Due to the challenges noted above and other factors, our hospitals and other healthcare facilities, like many other healthcare providers, have experienced increased labor costs. We may be required to continue to enhance wages and benefits to recruit and retain nurses and other medical support personnel or to hire more expensive temporary or contract personnel. We also depend on the available labor pool of semi-skilled and unskilled employees in each of the markets in which we operate. In some of our markets, employers across various industries have increased their wages for these roles, which has created more competition for this sector of employees. As a result of these and other factors, our labor costs could continue to increase. The extent of unionization may affect labor costs in the future. In addition, the states in which we operate could adopt mandatory nurse-staffing ratios or could revise mandatory nurse-staffing ratios or related measures already in place. State-mandated nurse-staffing ratios or other measures to regulate staffing could significantly affect labor costs and have an adverse impact on revenues if we are required to limit patient admissions in order to comply with such requirements.

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

Workforce Diversity and Competency

We are committed to workforce diversity and competency, including recruiting and retaining a diverse population of employees with respect to their experiences, education, socioeconomic status, race, color, ethnicity, religion, national origin, disability, culture, sexual orientation and gender identity or expression that are reflective of the communities we serve.

Our workforce diversity and competency objectives include a focus on workforce diversity and health equity. For example, as we strive to deepen our culture of inclusion, we endeavor to strengthen our individual and collective cultural competence through both formal training and development programs. Our health equity work is rooted in a desire to provide care that does not vary in quality because of personal characteristics such as gender, ethnicity, geographic location or socioeconomic status.

By fostering a culture of inclusion, we believe that we are able to retain the best and brightest talent by making all employees feel valued by members of their respective team. As of December 31, 2024, approximately 80% of our employees were women and approximately 31% were people of color.

Training and Talent Development

The delivery of high quality patient care is predicated on proper education and continued training. We provide a wide range of development programs and resources to support our employees, including temporary and contract personnel. In this regard, our talent development strategy is facilitated through our Advanced Learning Center platform, or ALC, a web-based portal, which provides employees and contractors access to computer-based training courses as well as instructor-led classes. Our ALC provides training in many areas, including clinical, compliance, information technology, employee development, health information management, human resources, workplace safety and security, as well as hands-on resuscitation skills training. We offer continuing education credits for many of these disciplines. We are committed to continue to offer a quality library of training courses, which, at present, consists of approximately 13,600 courses published companywide, with a significant number of additional courses published at local facility levels.

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

We also provide a wide range of other development programs and resources as part of our Pathways benefit offering. Pathways includes an expanded tuition reimbursement program for all staff looking to further their education in any discipline offered by our health systems, a student loan repayment program for numerous key clinical roles and reimbursement for licenses and certifications that are required for each individual role. We operate nursing school programs on some of our hospital campuses and partner with nursing schools in many of our communities, as a way to provide educational pathways to those desiring to become professional nurses; an executive development program, which identifies and develops qualified personnel for leadership-level positions at our healthcare facilities; our Community Leadership Excellence and Development Series, or LEADS, which is a proprietary training program for directors, managers and supervisors at our hospitals and corporate offices; and residency training programs.

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

We recognize the environment is an exhaustible resource and the importance of using the environment and its resources responsibly. We have taken actions with respect to various sustainability matters with a focus on the reduction of our carbon footprint, water and energy usage and material waste. For additional information about our ongoing environmental sustainability actions and practices, refer to our most recent Sustainability Report, which is available in the Company Overview-Sustainability section of our website. Notwithstanding the foregoing, the information on our website, including our most recent Environmental Sustainability Report, is not incorporated by reference into this Form 10-K.

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

Risks Related to Economic Conditions

•
Our financial results have been, and may continue to be, adversely impacted by challenging macroeconomic conditions.

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
•
The emergence and effects related to a future pandemic, epidemic, outbreak of an infectious disease or other public health crisis could adversely impact our business and operations.
•
The industry trend towards value-based purchasing may negatively impact our business.
•
Our revenues are somewhat concentrated in a relatively small number of states.
•
If the redesign and consolidation of key business functions, including through implementation of a core ERP system, does not achieve targeted outcomes, our business and financial results may be adversely impacted.

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

Risks Related to Government Regulation

•
Our business may be adversely impacted by changes and uncertainty in the healthcare industry.
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

We have a significant amount of indebtedness, which is more fully described in the Liquidity and Capital Resources section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Form 10-K and Note 6 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this Form 10-K. The maximum aggregate principal amount under the ABL Facility is $1.0 billion, subject to borrowing base capacity. At December 31, 2024, we had outstanding borrowings of $341 million and approximately $491 million of additional borrowing capacity (after taking into consideration $66 million of outstanding letters of credit) under the ABL Facility.

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
•
it may limit our ability to make strategic acquisitions or cause us to make non-strategic divestitures;
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

We and our subsidiaries have the ability to incur substantial additional indebtedness in the future, subject to restrictions contained in the ABL Facility and the indentures governing our outstanding notes. The maximum aggregate principal amount under the ABL Facility is $1.0 billion, subject to borrowing base capacity. At December 31, 2024, we had outstanding borrowings of $341 million and approximately $491 million of additional borrowing capacity (after taking into consideration $66 million of outstanding letters of credit) under the ABL Facility. The aggregate amount we may draw under the ABL Facility may not exceed the “borrowing base” (as calculated thereunder) less outstanding letters of credit thereunder, which fluctuates from time to time. Aside from the ABL Facility, our ability to incur other additional secured debt (other than secured debt used to refinance existing secured debt) is highly limited by certain of the indentures governing our outstanding notes. If additional indebtedness is added to our current debt levels, the related risks that we currently face related to indebtedness as noted in this section could increase.

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

The current high interest rate environment has adversely impacted us, and could continue to adversely impact us. If interest rates remain at their current elevated levels or increase, this could adversely impact our ability to refinance existing indebtedness or obtain additional debt financing on acceptable terms or at all, and otherwise could increase our debt service obligations in connection with future debt refinancings. In addition, any borrowings under the ABL Facility are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on such variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. As of December 31, 2024, we had outstanding borrowings of $341 million under the ABL Facility.

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

Risks Related to Economic Conditions

Our financial results have been, and may continue to be, adversely impacted by challenging macroeconomic conditions.

Economic conditions in the United States continue to be challenging in certain respects, and the United States economy has experienced significant inflationary pressures in recent periods, elevated interest rates, challenging labor market conditions, and uncertainty and possible adverse effects associated with current geopolitical instability. Taking into account these factors, we have incurred in certain recent periods, and may continue to incur, increased expenses arising from factors such as wage inflation for permanent employees, increased rates for and utilization of temporary contract labor (including contract nursing personnel) and increased rates for outsourced medical specialists. Moreover, if economic conditions in the United States significantly deteriorate, any such developments could materially and adversely affect our results of operations, financial position, and/or our cash flows.

Other risks we face during periods of economic weakness include potential declines in the population covered by commercial insurance, increased patient decisions to postpone or cancel elective and non-emergency healthcare procedures (including delaying surgical procedures), which may lead to poorer health and higher acuity interventions, potential increases in the uninsured and underinsured populations, increased adoption of health plan structures that shift financial responsibility to patients, and increased difficulties in collecting patient receivables for copayment and deductible receivables. In addition, challenging macroeconomic conditions in the United States (including elevated interest rates) have had, and may continue to have, an adverse impact on capital market conditions, which could limit our ability to refinance existing indebtedness or obtain additional debt or equity financing on acceptable terms or at all. Challenging macroeconomic conditions in the United States have also resulted in, and may continue to result in, increased budget deficits at federal, state and local governmental levels, which may negatively impact spending for health and human services programs, including Medicare, Medicaid and similar programs that represent significant third-party payor sources for our healthcare facilities. Moreover, it is difficult to predict whether, when, or what additional deficit reduction initiatives may be proposed by Congress, but future legislation may include additional Medicare spending reductions, which may adversely affect our business and financial results. Further, there is ongoing uncertainty regarding the federal budget and federal spending levels, including the possible impacts of a failure to increase the “debt ceiling.” Any U.S. government default on its debt could have broad macroeconomic effects. In addition, any shutdown of the federal government, failure to enact annual appropriations, hold on congressionally authorized spending or interruptions in the distribution of governmental funds could adversely affect our financial results.

Risks Related to Our Business

If we are unable to complete divestitures as we may deem advisable, our results of operations and financial condition could be adversely affected.

We have divested certain of our hospitals and non-hospital businesses in recent years, and may give consideration to divesting certain additional hospitals and non-hospital businesses. For a description of recent divestitures, see “Acquisition, Divestiture and Closure Activity” under Part II, Item 7 of this Form 10-K. Generally, these hospitals and non-hospital businesses are not in one of our strategically beneficial service areas, are less complementary to our business strategy and/or have lower operating margins. In addition, we continue to receive interest from potential acquirers for certain of our hospitals and non-hospital businesses. As such, we may sell additional hospitals and/or non-hospital businesses if we consider any such disposition to be in our best interests. However, there is no assurance that potential divestitures will be completed or, if they are completed, the aggregate amount of proceeds we will receive, that potential divestitures will be completed within our targeted timeframe, or that potential divestitures will be completed on terms favorable to us. Moreover, the current challenging macroeconomic environment may make it more difficult for us to complete divestitures on acceptable terms or at all. Additionally, the results of operations for these hospitals and non-hospital businesses that we may divest and the potential gains or losses on the sales of those businesses may adversely affect our results of operations. We may also incur asset impairment charges related to potential or completed divestitures that reduce our profitability. In addition, after entering into a definitive agreement, we may be subject to the satisfaction of pre-closing conditions as well as necessary regulatory and governmental notices and approvals, which, if not satisfied or obtained, may prevent us from completing the sale. Divestitures may also involve continued financial exposure related to the divested business, such as through indemnities or retained obligations, that present risk to us.

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

In addition, many of the hospitals we have previously acquired have had lower operating margins than we do and operating losses incurred prior to the time we acquired them. Hospitals or other businesses acquired in the future may have similar financial performance issues. In the past, we have experienced difficulties and delays in improving the operating margins or effectively integrating the operations of certain acquired hospitals and other businesses. In the future, if we are unable to improve the operating margins of acquired hospitals or other businesses, operate them profitably, or effectively integrate their operations, our results of operations and business may be adversely affected.

Moreover, hospitals or other businesses that we have acquired, or in the future could acquire, may have unknown or contingent liabilities, including liabilities associated with ongoing legal proceedings or for failure to comply with healthcare laws and regulations. Although we generally seek indemnification from sellers covering these matters, we may nevertheless have material liabilities for past activities of acquired hospitals and other businesses.

If we are unable to effectively compete, patients could use other hospitals and healthcare providers, and our business may be adversely impacted.

The healthcare industry is highly competitive among hospitals, other healthcare providers and other industry participants, for patients, affiliations with physicians and other personnel and acquisitions. Generally, other hospitals and healthcare facilities, including specialized care providers such as outpatient surgery, orthopedic, oncology and diagnostic centers, in our service areas provide services similar to those we offer. Many individuals are seeking a broader range of services at outpatient facilities as a result of the growing availability of outpatient facilities, the increase in payor reimbursement policies that restrict inpatient coverage and the increase in services that can be provided on an outpatient basis, among other factors. Changes in licensure or other regulations, recognition of new provider types or payment models and industry consolidation could negatively impact our competitive position. For example, in states with certificate of need or similar prior approval requirements, removal of these requirements could remove barriers to entry and increase competition in our service areas. Our hospitals, our competitors, and other healthcare industry participants are increasingly implementing physician alignment strategies, such as acquiring physician practice groups, employing physicians and participating in ACOs or other clinical integration models. Increasing consolidation within the payor industry, vertical integration efforts involving payors and healthcare providers and cost-reduction strategies by payors, large employer groups and their affiliates may impact our ability to contract with payors on favorable terms and participate in favorable payment tiers or provider networks and otherwise may affect our competitive position. Legislative and regulatory initiatives, such as changes in Texas law that eliminated restrictions on tiered networks and steering patients to particular providers, may accelerate or otherwise impact these trends.

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

Our hospitals that are located in urban service areas may face competition from hospitals that are more established than our hospitals. Some of our competitors offer services, including extensive medical research and medical education programs, which are not offered by our facilities. In addition, in certain markets where we operate, there are large teaching hospitals that provide highly specialized facilities, equipment and services that may not be available at our hospitals.

At December 31, 2024, 47 of our hospitals competed with one or more non-affiliated hospitals in their respective primary service areas. In most markets in which we are not the sole provider of general acute care health services, our primary competitor is a municipal or not-for-profit hospital. These hospitals are owned by tax-supported governmental agencies or not-for-profit entities supported by endowments and charitable contributions. These hospitals are exempt from sales, property and income taxes. Such exemptions and support are not available to our hospitals and may provide the tax-supported or not-for-profit entities an advantage in funding general and capital expenditures and offering services more specialized than those available at our hospitals. If our competitors are better able to attract patients with these offerings, we may experience an overall decline in patient volume.

Trends toward transparency and value-based purchasing may have an impact on our competitive position, ability to obtain and maintain favorable contract terms, and patient volumes in ways that are difficult to predict. CMS websites make available to the public certain data that hospitals and various other types of Medicare-certified providers submit in connection with Medicare reimbursement claims, including performance data related to quality measures and patient satisfaction surveys. If any of our hospitals or other provider types achieve poor results (or results that are lower than our competitors) on the quality measures or on patient satisfaction surveys, we may attract fewer patients. Further, every hospital must establish and update annually a public, online listing of the hospital’s standard charges for all items and services, including discounted cash prices and payor-specific charges, and must also publish a consumer-friendly list of standard charges for certain “shoppable” services or maintain an online price estimator tool for the shoppable services. HHS also requires health insurers to publish online charges negotiated with providers for healthcare services, and health insurers must provide online price comparison tools to help individuals get personalized cost estimates for all covered items and services.

The No Surprises Act creates additional price transparency requirements that may impact our competitive position, including requiring providers to send uninsured or self-pay patients and health plans of insured patients a good faith estimate of the expected charges and diagnostic codes prior to the scheduled date of the service or item or upon request. Until HHS issues additional regulations, HHS is deferring enforcement of portions of the good faith estimate requirements. It is unclear how price transparency requirements and similar initiatives will affect consumer behavior, our relationships with payors, or our ability to set and negotiate prices, but our competitive position could be negatively affected if our standard charges are higher or are perceived to be higher than the charges of our competitors.

We expect these competitive trends to continue. We pursue various strategies intended to ensure our hospitals and other facilities are competitive, including by enhancing outpatient service offerings, offering competitive pricing to group purchasers of healthcare services, upgrading facilities and equipment, exploring new and expanded services and programs and engaging quality physicians and other skilled clinical personnel. However, if we are unable to compete effectively with other hospitals and other healthcare providers and patients seek healthcare services at providers other than our hospitals and affiliated businesses, we could experience declines in patient volumes, which could adversely affect our business.

We may be adversely affected by consolidation among health insurers and other industry participants.

In recent years, a number of health insurers have merged or increased efforts to consolidate with other non-governmental payors. Insurers are also increasingly pursuing vertical integration or other alignment initiatives with healthcare providers. Consolidation within the health insurance industry may result in insurers having increased negotiating leverage and competitive advantages, such as greater access to performance and pricing data. Our ability to negotiate prices and favorable terms in our contracts with health insurers in certain markets could be affected negatively as a result of this consolidation. We cannot predict whether we will be able to negotiate favorable terms with payors and otherwise respond effectively to the impact of increased consolidation in the payor industry or vertical integration efforts.

We may also be affected by consolidation among other healthcare industry participants. For example, many providers are implementing physician alignment strategies, such as employing physicians, acquiring physician practice groups and participating in ACOs or other clinical integration models. Consolidation among other healthcare industry participants may intensify competitive pressure and affect the industry in ways that are difficult to predict.

The failure to obtain our medical supplies at favorable prices could cause our operating results to decline.

We have a participation agreement with HealthTrust, a GPO. The current term of this agreement extends through the end of December 2025, with automatic renewal terms of one year, unless either party terminates by giving notice of non-renewal. GPOs attempt to obtain favorable pricing on medical supplies with manufacturers and vendors, sometimes by negotiating exclusive supply arrangements in exchange for discounts. To the extent these exclusive supply arrangements are challenged or deemed unenforceable, we could incur higher costs for our medical supplies obtained through HealthTrust. Further, costs of supplies and drugs may continue to increase due to various factors, including market pressure from pharmaceutical companies, new product releases, supply shortages and supply chain disruptions, including as a result of import taxes or trade restrictions. Also, there can be no assurance that our arrangement with HealthTrust will provide the discounts we expect to achieve.

If reimbursement rates paid by federal or state healthcare programs or commercial payors are reduced, if we are unable to maintain favorable contract terms with payors or comply with our payor contract obligations, if insured individuals move to insurance plans with greater coverage exclusions or narrower networks or if insurance coverage is otherwise restricted or reduced, our net operating revenues may decline.

During the year ended December 31, 2024, 32.9% of our net operating revenues came from the Medicare and Medicaid programs. However, as healthcare expenditures continue to increase, federal and state governments have made, and may continue to make, significant changes in the Medicare and Medicaid programs. These changes may include reductions in reimbursement levels, funding restrictions, limitations on scope of coverage or patient eligibility, changes affecting utilization review and new or modified Medicaid waiver programs. Some of these changes have decreased, or could decrease, the amount of money we receive for our services relating to the Medicare and Medicaid programs. For example, as a result of sequestration measures that extend through the first eight months of federal fiscal year 2032, Medicare payments are automatically reduced by 2% per fiscal year. It is difficult to predict whether, when or what other deficit reduction initiatives may be proposed by Congress, but we anticipate that efforts to address the federal budget deficit will continue to place pressures on government healthcare programs. In addition, from time to time, CMS revises the reimbursement systems used to reimburse healthcare providers, including changes to the inpatient hospital MS-DRG system and other payment systems, which may result in reduced Medicare payments. Our business may also be adversely affected by delays or issues implementing reimbursement-related rules and interruptions in the distribution of governmental funds. Changes to government healthcare programs that reduce Medicare reimbursement may also negatively impact payments from commercial payors, since, in some cases, commercial payors rely on all or portions of Medicare payment systems to determine commercial payment rates.

In addition, government and commercial payors as well as other third parties from whom we receive payment for our services attempt to control healthcare costs by, for example, requiring hospitals and other providers to discount payments for their services in exchange for exclusive or preferred participation in their benefit plans, reducing coverage of inpatient and emergency room services and shifting care to outpatient settings, implementing site-neutral payment policies to align payment for services across care settings, using utilization review tools including prior authorizations and implementing alternative payment models. We are increasingly involved in disputes with payors, as cost control efforts have resulted in an increase in reimbursement denials and delays by governmental and commercial payors, which may increase operational and administrative costs and decrease the reimbursement we receive. Efforts to impose more stringent cost controls are expected to continue and may be enhanced by the increasing consolidation of insurance and managed care companies, vertical integration of health insurers with healthcare providers and regulatory changes. These efforts may reduce our revenues and adversely affect our business and financial condition.

Our ability to maintain and obtain favorable contracts with commercial payors significantly affects the revenues and operating results of our facilities. During the year ended December 31, 2024, 65.8% of our net operating revenues came from commercial payors. Commercial payors typically reimburse healthcare providers at a higher rate than Medicare, Medicaid, other government healthcare programs or self-pay patients. Commercial payors continue to demand discounted fee structures, and the trend toward consolidation among private third-party payors tends to increase payor bargaining power. Payors may utilize plan structures such as narrow networks and tiered networks, and other healthcare providers may negotiate exclusivity provisions or otherwise impact our ability to contract with third-party payors. Price and clinical transparency initiatives and increasing vertical integration efforts involving third-party payers and healthcare providers may also impact our ability to obtain or maintain favorable contract terms. For example, hospitals are required to publish online payor-specific negotiated charges and de-identified minimum and maximum charges. In addition, alignment efforts between third-party payers and healthcare providers and the requirements of the No Surprises Act provide payers with increased access to performance and pricing data, which may increase payer bargaining power.

Enrollment of individuals in high-deductible health plans, sometimes referred to as consumer-directed plans, has increased over the last decade. In comparison to traditional health plans, these plans tend to have lower reimbursement rates for providers along with higher co-pays and deductibles due from the patient, which subjects us to increased collection cost and risk of write-offs of uncollectible amounts. Further, high-deductible health plans may exclude our hospitals and employed physicians from coverage.

Limitations on balance billing may reduce the amount that hospitals and other providers are able to collect for out-of-network services. For example, the No Surprises Act prohibits providers from charging patients an amount beyond the in-network cost sharing amount for services rendered by out-of-network providers, subject to limited exceptions. For services for which balance billing is prohibited (even when no balance billing occurs), the No Surprises Act includes provisions that may limit the amounts received by out-of-network providers by health plans, and also establishes an independent dispute resolution process for providers and payors to handle payment disputes that cannot be resolved through direct negotiation. The regulations and related guidance implementing the No Surprises Act, including those establishing the dispute resolution process, are the subject of legal challenges and, potentially, regulatory changes.

If we are unable to negotiate increased reimbursement rates, maintain existing rates or other favorable contract terms, effectively respond to payor cost controls and reimbursement policies or comply with the terms of our payor contracts, the payments we receive for our services may be reduced, which may cause our net operating revenues to decline and could adversely affect our business.

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

In recent years, federal and state legislatures have considered or passed various proposals impacting or potentially impacting the size of the uninsured population. The number and identity of states that choose to expand or otherwise modify Medicaid programs and the terms of expansion and other program modifications continue to evolve. Further, under early COVID-related legislation, states that maintained continuous Medicaid enrollment, among other requirements, were eligible for a temporary increase in federal funds for state Medicaid expenditures. The resumption of Medicaid eligibility redeterminations following the expiration of this continuous coverage requirement in 2023 has resulted in significant Medicaid coverage disruptions and dis-enrollments of Medicaid enrollees, and overall Medicaid enrollment declined in 2024 in comparison to 2023. Medicaid enrollment may also be affected by potential changes to the federal funding formula for Medicaid. For example, some states have trigger laws that would end their Medicaid expansion or require other changes if federal funding for expansion populations is reduced. In addition, COVID-19 relief legislation temporarily increased the value of premium tax credit subsidies for subsidy-eligible individuals purchasing health insurance coverage through the federal and state-run marketplaces and expanded eligibility for the tax credit subsidies to more individuals. Subsequent legislation extended these enhanced subsidies through 2025, but further extension is uncertain. Some states impose financial penalties on individuals who fail to maintain health insurance mandates or offer public health insurance options. These variables, among others, make it difficult to predict the number of uninsured individuals and what percentage of our total revenue will be comprised of self-pay revenues.

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

Some of the non-urban communities in which we operate have been facing particularly challenging economic conditions, which in certain instances predate, and/or are broader than or disproportionately exacerbated by, the current challenging macroeconomic conditions impacting the United States economy. In addition, the economies in the non-urban communities in which our hospitals primarily operate are often dependent on a small number of large employers, especially manufacturing or similar facilities. These employers often provide income and health insurance for a disproportionately large number of community residents who may depend on our hospitals for care. The failure of one or more large employers, or the closure or substantial reduction in the number of individuals employed at manufacturing or other facilities located in or near many of the non-urban communities in which our hospitals primarily operate, could cause affected employees to move elsewhere for employment or lose insurance coverage that was otherwise available to them. When patients are experiencing personal financial difficulties or have concerns about general economic conditions, they may delay or forgo elective procedures, choose to seek care in emergency rooms and purchase high-deductible insurance plans or no insurance at all, which increases a hospital’s dependence on self-pay revenue and may adversely affect our results of operations.

The demand for services provided by our hospitals and affiliated providers can be impacted by factors beyond our control.

Our admissions and adjusted admissions as well as volume, case-mix and acuity trends may be impacted by factors beyond our control. For example, seasonal fluctuations in the severity of influenza and other critical illnesses, such as COVID-19, unplanned shutdowns or unavailability of our facilities due to weather or other unforeseen events, decreases in trends in high-acuity service offerings, changes in competition from other service providers, turnover in physicians affiliated with our hospitals, governmental restrictions on the provision of medical care and changes in medical practices, treatment regimens and medical technology can have an impact on the demand for services at our hospitals and affiliated providers.

In addition, trends in physician treatment protocols and health plan design, such as health plans that shift greater financial responsibility to patients, could result in shifts to lower intensity and lower cost treatment methodologies or in patients seeking care from other providers. Our inpatient admissions may decline if various inpatient hospital procedures become eligible for reimbursement when performed in outpatient settings, and we may also be impacted by expansion of in-home acute care models. In addition, certain of our facilities are located in hurricane-prone coastal regions in Florida and other states, and our operations from time to time have been adversely impacted by, and may continue to be adversely impacted by, severe weather conditions, such as hurricanes, tornadoes, floods, and winter storms. For example, certain of our facilities in Florida, Georgia and Tennessee experienced an interruption in their business and incurred additional costs as a direct result of Hurricane Helene, which made landfall in late September 2024 and Hurricane Milton, which made landfall in early October 2024. Further, our hospital in Punta Gorda, Florida, which is contemplated to be sold pursuant to an asset purchase agreement entered into by us in November 2024, has indefinitely suspended inpatient operations due to the effects of Hurricanes Helene and Milton. Adverse weather conditions may be more frequent and/or severe as the result of climate change. Moreover, we could be affected by climate change and other environmental issues to the extent such issues adversely affect the general economy or specific markets, adversely impact our supply chain or increase the costs of supplies needed for our operations or otherwise result in disruptions impacting the communities in which our facilities are located. In addition, legal requirements regulating greenhouse gas emissions and energy inputs or otherwise associated with the transition to a lower carbon economy may increase in the future, which could increase our costs associated with compliance and otherwise disrupt and adversely affect our operations.

The impact of these or other factors beyond our control could have an adverse effect on our business, financial position and results of operations.

The emergence and effects related to a future pandemic, epidemic, outbreak of an infectious disease or other public health crisis could adversely impact our business and operations.

As a provider of healthcare services, we are subject to the health, economic and other effects of public health conditions, and were significantly impacted by the public health and economic effects of the COVID-19 pandemic. If a future pandemic, epidemic, outbreak of an infectious disease or other public health crisis were to occur in a market in which we operate or otherwise affects our markets, our business and operations could be adversely affected. Any such crisis could diminish the public trust in healthcare facilities, especially hospitals that fail to accurately or timely diagnose, or that are treating (or have treated) patients affected by, contagious diseases. If any of our facilities are involved, or perceived as being involved, in treating patients for such a contagious disease, other patients might cancel elective procedures or fail to seek needed care at our facilities. Patient volumes may decline or volumes of uninsured and underinsured patients may increase, depending on the economic circumstances surrounding the pandemic, epidemic, or outbreak. Further, a pandemic, epidemic, or outbreak might adversely impact our business by causing a temporary shutdown or diversion of patients, by causing disruption or delays in supply chains for materials and products or by causing staffing shortages in our facilities. Although we have contingency plans in place, including infection control and disaster plans, the potential impact of, as well as the public’s and government’s response to, any such future pandemic, epidemic or outbreak of an infectious disease with respect to our markets or our facilities is difficult to predict and could adversely impact our business and operations.

The industry trend towards value-based purchasing may negatively impact our business.

There is a trend toward value-based purchasing of healthcare services across the healthcare industry among both government and commercial payors. Generally, value-based purchasing initiatives tie payment to the quality and efficiency of care. For example, hospital payments may be negatively impacted by the occurrence of HACs. Medicare does not reimburse for care related to HACs, by disallowing the hospital to be assigned a higher paying MS-DRG if certain HACs were not present on admission and the identified HAC is the only condition resulting in the assignment of the higher paying MS-DRG. Hospitals in the bottom quartile of HAC rates receive a 1% reduction in their total Medicare payments the following year. In addition, federal funds may not be used under the Medicaid program to reimburse providers for services provided to treat HACs. Hospitals that experience excess readmissions for designated conditions receive reduced payments for all inpatient discharges in the fiscal year. HHS also reduces Medicare inpatient hospital payments for all discharges by a required percentage and pools the amount collected from these reductions to fund payments to reward hospitals that meet or exceed certain quality performance standards. Further, Medicare requires hospitals and other providers to report certain quality data to receive full reimbursement updates.

HHS continues to focus on tying Medicare payments to quality or value through alternative payment models, which generally aim to make providers more attentive to the quality and cost of care they deliver to patients. Examples of alternative payment models include ACOs and bundled payment arrangements. An ACO is a care coordination model intended to produce savings as a result of improved quality and operational efficiency. By 2030, the CMS Innovation Center aims to have all fee-for-service Medicare beneficiaries and the vast majority of Medicaid beneficiaries in an accountable care relationship with providers who are responsible for quality and total medical costs. In bundled payment models, providers accept accountability for costs and quality of care by receiving one payment for services provided to patients for certain medical conditions or episodes of care. Providers may receive supplemental Medicare payments or owe repayments to CMS depending on whether spending exceeds or falls below a specified spending target and whether certain quality standards are met. Generally, participation in Medicare bundled payment programs is voluntary, but CMS required hospitals in selected markets to participate in a bundled payment initiative for specific orthopedic procedures, which ended December 31, 2024. Hospitals in selected markets will be required to participate in a new model focused on five specified surgical procedure episodes beginning in January 2026. CMS has signaled its intent to streamline its payment models and to increase provider participation through implementation of more mandatory models.

There are also several state-driven value-based care initiatives. For example, some states have aligned quality metrics across payors through legislation or regulation. CMS has signaled its intent to support value-based initiatives in the Medicaid context. For example, a final rule issued in May 2024 reduces state burdens for implementing some SDP arrangements, with the intent of helping states use these arrangements to implement value-based initiatives. Commercial payors are transitioning toward value-based reimbursement arrangements as well. For example, many commercial payors require hospitals to report quality data and restrict reimbursement for certain preventable adverse events.

We expect value-based purchasing programs, including programs that condition reimbursement on patient outcome measures, to become more common and to involve a higher percentage of reimbursement amounts. It is unclear whether these and other alternative payment models will successfully coordinate care and reduce costs and whether they will decrease aggregate reimbursement. While we believe we are adapting our business strategies to compete in a value-based reimbursement environment, we are unable at this time to predict how this trend will affect our results of operations. If we perform at a level below the outcomes demonstrated by our competitors, are unable to meet or exceed the quality performance standards under any applicable value-based purchasing program or otherwise fail to effectively provide or coordinate the efficient delivery of quality healthcare services, our reputation in the industry may be negatively impacted, we may receive reduced reimbursement amounts and we may owe repayments to payors, causing our revenues to decline.

Our revenues are somewhat concentrated in a relatively small number of states, which makes us particularly sensitive to regulatory and economic changes in those states.

Our revenues are particularly sensitive to regulatory and economic changes in states in which we generate a significant portion of our revenues, including Indiana, Alabama, Texas and Florida. Accordingly, any change in the current demographic, economic, competitive, or regulatory conditions in these states could have an adverse effect on our business, financial condition, or results of operations. In particular, changes to Medicaid and other payment programs in these states, including modifications, expiration or termination of Medicaid waiver programs or supplemental payment programs, could also have an adverse effect on our business, financial condition, results of operations, or cash flows. For example, a Medicaid waiver in Texas provides the federal authority for operations of most of the state’s Medicaid managed care programs and provides funding for uncompensated care. Although CMS has approved the Texas waiver program through 2030, various payment programs operated under the waiver, such as SDP programs, have more limited approval periods. If SDP programs or similar programs in which we participate are modified or not extended or CMS does not continue to approve these programs, our revenues could be negatively impacted.

If the redesign and consolidation of key business functions, including through the implementation of an ERP, does not achieve targeted outcomes, our business and financial results may be adversely impacted.

The transformative process of redesigning numerous workflows and modernizing and consolidating our technology platforms and associated processes across our organization, which began with implementation of a new ERP starting in the fourth quarter of 2023, was substantially completed by the end of 2024. As part of this process, we created shared business operations to carry out certain financial and operational functions, and completed the phased implementation of supply chain, finance, workforce management and human capital modules of the new ERP. The redesign of various business processes and implementation of this ERP and other aspects of this transformative process required an investment of significant personnel and financial resources, including substantial expenditures for third-party consultants and system hardware and software. Consolidation of key business functions and the redesign of various ERP-enabled processes are expected to enhance the efficiency of our operations and yield cost savings in future periods. However, if our efforts to optimize newly established processes are not successful, such processes do not function as intended, or targeted cost savings are not achieved, our financial position, results of operations and cash flows may be adversely affected.

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

We may face increased challenges recruiting and retaining quality physicians as the physician population reaches retirement age, if there is a shortage of physicians willing and able to provide comparable services. In some markets, physician recruitment and retention may be affected by a shortage of physicians in certain specialties, difficulties in obtaining professional liability insurance and state law restrictions on the provision of medical care, including reproductive health services. The types, amount and duration of compensation and assistance we can provide when recruiting physicians are limited by the federal Physician Self-Referral Law (commonly known as the Stark Law), the federal Anti-Kickback Statute and similar state restrictions. If we are unable to provide adequate support personnel or technologically advanced equipment and facilities that meet the needs of those physicians and their patients, our ability to recruit and retain quality physicians may be negatively impacted. Challenges recruiting and retaining physicians may affect our admissions and capacity and may otherwise adversely impact our business.

Our performance and labor costs have been, and may continue to be, adversely affected by challenging labor market conditions and the shortage of qualified nurses and other healthcare personnel.

The operations of our healthcare facilities depend on the efforts, abilities and experience of our facility management, healthcare professionals, such as nurses, pharmacists, lab technicians, and medical support personnel. We compete with other healthcare providers in recruiting and retaining qualified facility management and personnel responsible for the daily operations of our healthcare facilities, including nurses, other non-physician healthcare professionals and medical support personnel.

The healthcare industry has been experiencing a challenging labor market arising out of current macroeconomic conditions. Our hospitals and other healthcare facilities, like many other healthcare providers, have experienced increased labor costs due to labor shortages, public health conditions, inflationary conditions, workforce burnout and other factors. We may be required to continue to enhance wages and benefits to recruit and retain nurses, other healthcare professionals and medical support personnel, and/or to hire more expensive temporary or contract personnel. In addition, in some markets in which we operate, a shortage of available nurses, other healthcare professionals and medical support personnel has been an operating issue. To the extent we are unable to maintain sufficient staffing levels at our hospitals, we may be required to limit the acute healthcare services provided at certain of our hospitals, which would have a corresponding adverse effect on our net operating revenues. We also depend on the available labor pool of semi-skilled and unskilled employees in each of the markets in which we operate. In some of our markets, employers across various industries have increased their wages for these roles, which has created more competition for this sector of employees. The impact of labor shortages across the healthcare industry may result in other healthcare facilities, such as nursing homes, limiting admissions, which may constrain our ability to discharge patients to such facilities and further exacerbate the demand on our resources.

In addition, federal and state laws and regulations may increase our costs of maintaining qualified nurses and other medical support personnel. The federal government or the states in which we operate could adopt mandatory nurse-staffing ratios or related measures aimed at regulating staffing or could revise state-level mandatory nurse-staffing ratios or related measures already in place. Any of these measures could significantly affect labor costs and could have an adverse impact on revenues if we are required to limit admissions, hire additional personnel or incur other costs in order to comply with such requirements.

We may be unable to attract, hire, and retain a highly qualified and diverse workforce, including key management.

At December 31, 2024, certain employees at three of our hospitals were represented by various labor unions. While we have not experienced work stoppages to date that have material and adversely affected our business or results of operations, increased or ongoing labor union activity could adversely affect our labor costs or otherwise adversely impact us. In addition, when negotiating collective bargaining agreements with unions, whether such agreements are renewals or first contracts, there is the possibility that strikes could occur during the negotiation process, and our continued operation during any strikes could increase our labor costs and otherwise adversely impact us. Finally, potential changes to federal labor laws and regulations, could increase the likelihood of employee unionization activity and the ability of employees to unionize, which could adversely impact our operations and financial results.

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

The success of our hospitals depends in part on the adequacy of staffing, including through contracts with third parties. We contract with various third parties who provide hospital-based physicians in a number of specialties, including emergency, anesthesiology, hospitalist/inpatient care, radiology, tele-radiology and surgery. Third-party providers of hospital-based physicians, including those with whom we contract, have experienced significant disruption in the form of regulatory changes, including those stemming from enactment of the No Surprises Act, challenging labor market conditions resulting from a shortage of physicians and inflationary wage-related pressures, as well as increased competition through consolidation of physician groups. In some instances, providers of outsourced medical specialists have become insolvent and unable to fulfill their contracts with us for providing hospital-based physicians. Our efforts to mitigate the potential impact to our business from third-party providers who are unable to fulfill their contracts to provide hospital-based physicians, including through acquisitions of outsourced medical specialist businesses, employment of physicians and re-negotiation or assumption of existing contracts, may be unsuccessful. If we are unable to adequately contract with providers, or effectively respond to and mitigate the potential impact of third-party providers not fulfilling their contracts, our admissions may decrease, and our operating performance, capacity and growth prospects may be adversely affected, which may adversely impact our business and financial results.

Risks Related to Legal Proceedings

We are the subject of various legal, regulatory and governmental proceedings that, if resolved unfavorably, could have an adverse effect on us, and we may be subject to other loss contingencies, both known and unknown.

We are a party to various legal, regulatory and governmental proceedings and other related matters, including government investigations. In addition, we are and may become subject to other loss contingencies, both known and unknown, which may relate to past, present and future facts, events, circumstances and occurrences. Should an unfavorable outcome occur in connection with our current or potential future legal, regulatory or governmental proceedings or other loss contingencies, or if we become subject to any such loss contingencies in the future, there could be an adverse impact on our financial position, results of operations and liquidity.

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

Physicians, hospitals and other healthcare providers have become subject to an increasing number of legal actions alleging professional liability, product liability or related legal theories. Even in states that have imposed caps on damages, litigants are seeking recoveries under new theories of liability that might not be subject to the caps on damages. Many of these actions involve large claims and significant defense costs. To protect us from the cost of these claims, we maintain claims-made professional liability insurance and general liability insurance coverage in excess of those amounts for which we are self-insured. This insurance coverage is in amounts that we believe to be sufficient for our operations; however, our insurance coverage may not continue to be available at a reasonable cost for us to maintain adequate levels of insurance. Additionally, our insurance coverage does not cover all claims against us, such as fines, penalties, or other damage and legal expense payments resulting from qui tam lawsuits. We cannot predict the outcome of current or future legal actions against us or the effect that judgments or settlements in such matters may have on us or on our insurance costs. Additionally, all professional and general liability insurance we purchase is subject to policy limitations. If the aggregate limit of any of our professional and general liability policies is exhausted, in whole or in part, it could deplete or reduce the limits available to pay any other material claims applicable to that policy period. Furthermore, one or more of our insurance carriers could become insolvent and unable to fulfill its or their obligations to defend, pay or reimburse us when those obligations become due. In that case, or if payments of claims exceed our estimates or are not covered by our insurance, it could have an adverse effect on our business, financial condition or results of operations.

Risks Related to Government Regulation

Our business may be adversely impacted by changes and uncertainty in the healthcare industry, including healthcare public policy developments and other changes to laws and regulations.

The healthcare industry is subject to changing political, regulatory and other influences. Regulatory uncertainty has increased as a result of decisions issued by the U.S. Supreme Court in June 2024 that affect review of federal agency actions. These decisions increase judicial scrutiny of agency authority, shift greater responsibility for statutory interpretation to courts, expand the time period during which a plaintiff can sue regulators and may result in inconsistent judicial interpretations and delays in agency rulemaking processes. In Loper Bright Enterprises v. Raimondo, the Court overruled a legal framework that gave significant judicial deference to federal agency interpretations of federal statutes. The Court held that courts must instead exercise independent judgment when deciding whether an agency has acted within its statutory authority and that courts may not defer to an agency interpretation simply because a statute is ambiguous. The Loper Bright decision and other recent decisions of the U.S. Supreme Court could have significant impacts on government agency regulation, particularly within the heavily regulated healthcare industry, and may have broad implications for our business. While the effects of these decisions will become more apparent in the future, we anticipate an increase in legal challenges to healthcare regulations and agency guidance and decisions, including but not limited to those issued by HHS and its agencies, including CMS, the FDA, and the OIG. Federal agencies oversee, regulate and otherwise affect many aspects of our business, including through Medicare and Medicaid payment and coverage policies, policies affecting the size of the uninsured population, administration of state Medicaid programs and enforcement and interpretation of fraud and abuse laws. Impacts of the recent Supreme Court decisions could require us to make changes to our operations and have a material negative impact on our business.

The healthcare industry has been and continues to be impacted by healthcare reform efforts. For example, the Affordable Care Act affects how healthcare services are covered, delivered, and reimbursed, and expanded health insurance coverage through a combination of public program expansion and private sector health insurance reforms. However, changes in the law’s implementation, subsequent legislation and regulations, state initiatives and other factors have and may continue to affect the number of individuals that elect to obtain public or private health insurance or the scope of such coverage, if obtained, and may impact our payer mix. Reductions in the number of insured individuals or the scope of insurance coverage, or an increase in patients covered under governmental health programs or other health plans with lower reimbursement levels, may have an adverse effect on our business. For example, federal legislation temporarily enhanced subsidies available for purchasing coverage through Affordable Care Act marketplaces by lowering premiums and raising income eligibility thresholds. Subsequent legislation extended these enhanced subsidies through 2025, but further extension is uncertain, and their expiration may significantly raise the uninsured rate. Other legislative and executive branch initiatives related to health insurance could also result in increased prices for consumers purchasing health insurance coverage or may permit the sale of insurance plans that do not satisfy current Affordable Care Act consumer protections, which could increase rates of uninsured and underinsured individuals and destabilize insurance markets. Reductions in the number of insured individuals or the scope of insurance coverage may have an adverse effect on our business.

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

In addition, the Medicare and Medicaid programs are subject to change, including as a result of the recent change in the presidential administration. For example, some members of Congress have proposed measures intended to accelerate the shift from traditional Medicare to Medicare Advantage, repealing the Affordable Care Act or eliminating some of its consumer protections. The outcome of the 2024 federal elections, including Republican control of both the executive and legislative branches, increases regulatory uncertainty. Changes in governmental administration, including changes in agency structures and staffing, such as reduction or elimination of personnel and agencies, may result in changes to established rulemaking conventions and timelines, including for regularly issued reimbursement rules, among other effects. Legislation and administrative actions at the federal level may also impact funding for, or the structure of, the Medicaid program and may shape administration of the Medicaid program at the state level. Changes to the federal funding formula for Medicaid could significantly impact states that expanded Medicaid under the Affordable Care Act, especially if federal contributions for Medicaid expansion populations decrease and states are unable to offset the reductions. Further, some states have trigger laws that would end their Medicaid expansion or require other changes if federal funding is reduced. CMS may make changes to Medicaid payment models and grant states additional flexibility in the administration of state Medicaid programs, including by allowing additional states to condition Medicaid enrollment on work or other community engagement or permitting other eligibility restrictions.

Other recent health reform initiatives and proposals at the federal and state levels include those focused on price transparency and out-of-network charges, which may impact prices, our competitive position, patient volumes and the relationships between hospitals, patients, payors, and ancillary providers (such as anesthesiologists, radiologists, and pathologists). For example, among other consumer protections, the No Surprises Act imposes various requirements on providers and health plans intended to prevent “surprise” medical bills. Some states are considering or have imposed rate-setting measures, including limits on hospital rates, or site-neutral pricing requirements. Other industry participants, such as private payors and large employer groups and their affiliates, may also introduce financial or delivery system reforms.

There is uncertainty regarding whether, when, and what other public policy initiatives will be adopted through governmental avenues and/or the private sector, the timing and implementation of any such efforts, and the impact of those efforts on providers as well as other healthcare industry participants. It is difficult to predict the nature and/or success of current and future public policy changes, any of which may have an adverse impact on our business.

If we fail to comply with extensive laws and government regulations, including fraud and abuse laws, we could suffer penalties or be required to make significant changes to our operations.

The healthcare industry is governed by extensive and complex laws and regulations at the federal, state and local government levels. These laws and regulations include requirements related to licensure, certification, and enrollment with government programs; the necessity and adequacy of medical care; quality of medical equipment and services; qualifications and supervision of medical and support personnel; the provision of services via telehealth; operating policies and procedures; screening, stabilization and transfer of individuals who have emergency medical conditions; restrictions on the provision of medical care, including with respect to reproductive care; distribution, maintenance and dispensing of pharmaceuticals and controlled substances; billing and coding for services; proper handling of overpayments; classification of levels of care provided; preparing and filing cost reports; relationships with referral sources and referral recipients; maintenance of adequate records; hospital use; rate-setting; building codes; environmental protection; patient, workforce and public safety; privacy and security; interoperability and refraining from information blocking; development and use of AI/ML and other predictive algorithms; debt collection; limits or prohibitions on balance billing and billing for out-of-network services; and communications with patients and consumers. Examples of these laws include HIPAA, the Stark Law, the federal Anti-Kickback Statute, the federal False Claims Act, the EMTALA and similar state laws.

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

If we fail to comply with applicable laws and regulations, which are subject to change, we could be subject to liabilities, including civil penalties, civil lawsuits and related damages, the loss of our licenses to operate one or more facilities, exclusion of one or more facilities from participation in the Medicare, Medicaid and other federal and state healthcare programs, and criminal penalties. The costs of compliance with, and the other burdens imposed by, these and other laws or regulatory actions may increase our operational costs, result in interruptions or delays in the availability of systems and/or result in a patient volume decline. We may also face audits or investigations by government agencies relating to our compliance with applicable laws and regulations. An adverse outcome under any such investigation or audit could result in liability, result in adverse publicity and adversely affect our business. Evolving interpretations or enforcement of applicable laws or regulations could subject our current practices to allegations of impropriety or illegality or could require us to make changes in our facilities or operations. In addition, other legislation or regulations may be adopted that could adversely affect our business.

Actual or perceived failures to comply with legal requirements regarding the privacy and security of health information or other regulated, sensitive or confidential information, or legal requirements regarding data privacy or data protection, could adversely affect our business, results of operations and financial condition.

The data protection landscape is rapidly evolving. We are subject to numerous state and federal laws, requirements and regulations governing the collection, use, storage, processing, disclosure, retention, privacy and security of health-related and other regulated, sensitive or confidential information and may become subject to additional legal requirements of this nature in the future. For example, the Health Insurance Portability and Accountability Act of 1996, the Health Information Technology for Economic and Clinical Health Act of 2009, each as amended, and the privacy and security regulations that implement these laws (collectively, “HIPAA”) establish national privacy and security standards for the protection of protected health information, or PHI, by health plans, healthcare clearinghouses and certain healthcare providers, referred to as covered entities, and the business associates with whom such covered entities contract for services. HIPAA regulates permissible uses and disclosures of PHI and requires covered entities and business associates to adopt administrative, physical and technical safeguards to protect such information. Covered entities must notify affected individuals without unreasonable delay of breaches of unsecured PHI, the HHS Office for Civil Rights, or OCR, which enforces HIPAA, and, in the case of larger breaches, the media. Failure to comply with the HIPAA privacy and security standards can result in civil monetary penalties, resolution agreements, monitoring agreements, and criminal penalties including fines and/or imprisonment. A covered entity may be subject to penalties as a result of a business associate violating HIPAA. In addition, state attorneys general may enforce the HIPAA privacy and security regulations in response to violations that threaten the privacy of state residents. Although HIPAA does not create a private right of action allowing individuals to sue in civil court for violations, the laws and regulations have been used as the basis for duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI.

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

In addition, we are subject to consumer protection laws and regulations in connection with our business activities. For example, the FTC uses its consumer protection authority to initiate enforcement actions in response to data breaches. Failing to take appropriate steps to keep consumers’ personal information secure may violate the Federal Trade Commission Act, or the FTCA. For information that is not subject to HIPAA and deemed to be “personal health records,” the FTC may also impose penalties for violations of the Health Breach Notification Rule, or HBNR, to the extent we are considered a “personal health record-related entity” or “third party service provider.” The FTC has taken several enforcement actions under HBNR and indicated that the FTC will continue to protect consumer privacy through greater use of the agency’s enforcement authorities. As a result, we expect scrutiny by federal and state regulators and others of our collection, use and disclosure of health information. Additionally, federal and state consumer protection laws are increasingly being applied by FTC and states’ attorneys general to regulate the collection, use, storage, and disclosure of personal or personally identifiable information, through websites or otherwise, and to regulate the presentation of website content. Our marketing and patient engagement activities are subject to communications laws such as the Telephone Consumer Protection Act, or the TCPA, and the Controlling the Assault of Non-Solicited Pornography and Marketing Act, or CAN-SPAM. Determination by a court or regulatory agency that our calling, texting or email practices violate the TCPA or CAN-SPAM could subject us to civil penalties and could require us to change some portions of our business. Even an unsuccessful challenge by patients or regulatory authorities of our activities could result in adverse publicity and could require a costly response from and defense by us.

Other federal and state laws that restrict the use and protect the privacy and security of personally identifiable information may not be preempted by HIPAA, may apply to new categories of health information, such as “consumer health data,” and may be subject to varying interpretations by the courts and government agencies. These varying interpretations can create complex compliance issues for us and our partners and potentially expose us to additional expense, adverse publicity, and liability, any of which could adversely affect our business.

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

CMS incentivizes the adoption and meaningful use of certified EHR technology through its Medicare Promoting Interoperability Programs and Quality Payment Program. Eligible hospitals that fail to demonstrate meaningful use of certified EHR technology and have not applied and qualified for a hardship exception are subject to reduced reimbursement from Medicare. Eligible healthcare professionals are also subject to positive or negative payment adjustments based, in part, on their use of EHR technology. Thus, if our hospitals and employed professionals are unable to properly adopt, maintain, and utilize certified EHR systems, we could be subject to penalties and lawsuits that may have an adverse effect on our consolidated financial position and consolidated results of operations.

As EHR technologies have become widespread, the federal government has increased its focus on promoting patient access to healthcare data and interoperability. The 21st Century Cures Act and implementing regulations prohibit information blocking by healthcare providers and certain other entities. Information blocking is defined as engaging in activities that are likely to interfere with the access, exchange or use of electronic health information, subject to limited exceptions. Under a rule finalized by HHS in July 2024, a hospital found to have engaged in information blocking will not qualify as a “meaningful electronic health record user” under the Medicare Promoting Interoperability Program and as a result will lose 75% of the annual market basket increase it would otherwise receive, and MIPS-eligible clinicians, ACOs and ACO participants face similar disincentives.

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

The legal and regulatory framework with respect to AI/ML initiatives is evolving and remains uncertain. In December 2023, HHS finalized transparency requirements for AI and other predictive algorithms used in certified health information technology, such as decision support interventions. We expect that additional laws, regulations, and policies will be enacted, including as a result of changes in the presidential administration, and existing laws and regulations may be interpreted in new ways, which could affect our operations and the ways in which we may use AI technology (e.g., the use of clinical support decision tools in patient care). If we are unable to use AI/ML as the result of such laws and regulations, regulators restrict our ability to use AI/ML for certain purposes or our confidential information becomes part of a dataset that is accessible by other third-party AI/ML applications and uses, it could make our business less efficient, result in competitive disadvantages, increase our operating costs, hinder our ability to provide services, and subject us to potential liabilities. In addition, to the extent we use, may use or permit the data we create, receive, maintain, and transmit to be used by any AI/ML platforms, we may be subject to additional risks under health privacy and other laws and regulations. The cost to comply with applicable laws and regulations could be significant and could adversely affect our business, financial condition and results of operations. Any failure or perceived failure by us to comply with AI/ML laws and regulations could result in proceedings, investigations or actions against us by individuals, consumer rights groups, government agencies or others. We could incur significant costs in investigating and defending such claims and, if found liable, pay significant damages or fines or be required to make changes to our technology and business. Any such proceedings and any subsequent adverse outcomes may subject us to significant negative publicity. Further, to the extent that we rely on or use the output of AI/ML, any inaccuracies, biases or errors could hinder our ability to provide services and otherwise have adverse impacts on us, our business, our results of operations or financial condition. While the ultimate impact of regulatory and legal risks associated with AI/ML is not fully known, if any of these events were to occur, our business, results of operations and financial condition could be materially adversely affected.

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

In assessing the fair value of this reporting unit, we consider, among other things, the most recent price of our common stock and fair value of our long-term debt, our recent financial results, estimates of future revenue and expense growth, estimated market multiples, expected capital expenditures, income tax rates, costs of invested capital and a discount rate. We performed our last annual goodwill impairment evaluation during the fourth quarter of 2024 using the October 31, 2024 measurement date, which indicated no impairment.

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

Our operations are capital intensive and require significant investment in long-lived assets, such as property, equipment and other long-lived intangible assets, including capitalized internal-use software. If one of our facilities experiences declining operating results or is adversely impacted by one or more of these risk factors, we may not be able to recover the carrying value of those assets through our future operating cash flows. On an ongoing basis, we evaluate whether changes in future undiscounted cash flows reflect an impairment in the fair value of our long-lived assets. Additionally, if we decide to sell a business, we evaluate whether a business or a group of businesses is impaired based on an analysis of the selling price from a definitive agreement compared to the carrying value of the net assets being sold. We have incurred, and expect to continue to incur, non-cash charges to earnings, which may be material, where the carrying value of our long-lived assets is impaired.

Risks Related to Cybersecurity and Technology

Our operations could be significantly impacted by interruptions or restrictions in access to our information systems.

Our operations depend heavily on the proper function, availability and security of our information systems, as well as those of our third-party providers, to collect, maintain, process and use sensitive data and other clinical, operational and financial information. Information systems require an ongoing commitment of significant resources to maintain and enhance existing systems and to develop new systems in order to keep pace with continual changes in information technology. Failure to adequately manage implementation of new technology, updates or enhancements of platforms or interfaces between platforms could place us at a competitive disadvantage, disrupt our operations, and have a material, adverse impact on our business and results of operations. Further, we may be adversely impacted by costs associated with new and expensive technology. In addition, we rely on third-party providers of financial, clinical, patient accounting and network information services, including those that interface with our own systems, and, as a result, we face operational challenges in maintaining multiple provider platforms and facilitating the interface of such systems with one another. We rely on these third-party providers to have appropriate controls to protect confidential information and other sensitive or regulated data. While we take steps to require third-party providers to protect confidential information and sensitive data, we do not control the information systems of third-party providers, and in some cases, we may have difficulty accessing information archived on third-party systems.

Our networks and information systems, and the networks and information systems of third parties that we rely upon, are also subject to disruption due to events such as a natural disaster, fire, telecommunications failure, power outages, new system implementations, computer viruses, ransomware or other malware, security breaches, cyber-attacks (including ransomware), human acts (such as inadvertent or intentional misuse by employees), acts of war, terrorist or criminal activities or other catastrophic events. Disaster recovery planning, whether conducted by us or a third party, cannot account for all eventualities, and may not be sufficient to mitigate against or recover from such events. If the information systems on which we rely fail or are interrupted or if our access to these systems is limited in the future, or if we experience data loss or manipulation, it could result in unauthorized disclosure, misuse, loss or alteration of such data, interruptions and delays in our normal business operations, potential liability under applicable laws, regulatory penalties, and damage to our reputation. Any of these could have an adverse effect on our business, financial condition or results of operations.

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

We rely extensively on information technology systems to manage clinical and financial data, to communicate with our patients, payors, vendors and other third parties, to summarize and analyze operating results, and for a number of other critical operational functions. We have made significant investments in technology to protect our systems, equipment and medical devices and information from cybersecurity risks. These risks include incidents involving ransomware and other malicious software, phishing, advanced persistent threats, social engineering, credential stuffing or distributed denial-of-service attacks, or other attempts by third parties to access, acquire, use, disclose, misappropriate or manipulate our information or disrupt our operations. Although we monitor and routinely test our security systems and processes and have redundancies as well as other proactive measures designed to protect the integrity, security and availability of the systems and data we manage and control, there can be no assurance that we, or our third-party vendors and providers, will not be subject to security breaches and other cybersecurity incidents. In this regard, we are frequently the target of cybersecurity attacks and other threats that could have a security impact, and we have experienced cybersecurity incidents from time to time. In particular, on February 13, 2023, we disclosed a security incident in which a third-party vendor who provides a secure file transfer software platform utilized by our subsidiaries experienced a security breach whereby PHI and personal information of certain patients of our healthcare facilities were exposed to an unauthorized third party.

The current cyber threat environment presents increased risk for all companies, particularly companies in the healthcare industry, as the volume and intensity of cyber-attacks on hospitals and health systems has continued to increase, and we expect to experience an increase in cybersecurity threats in the future. Moreover, advanced new attacks against our information systems and devices or those of our third-party vendors create risk of cybersecurity incidents, including ransomware, malware and phishing incidents. The preventive actions we take to reduce the risk of such incidents and protect our systems and data may not be sufficient in the future. In addition, cybersecurity threats continue to evolve. Additionally, the rapid evaluation and increased adoption of AI technologies may heighten our cybersecurity risks by making cyber-attacks more difficult to detect, contain and mitigate, particularly with detection devices that use voice recognition or authentication. Because the techniques used in cyber-attacks change frequently and may not be immediately recognized, we may experience security or data breaches that remain undetected for an extended time. We may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities, and we still might not be able to anticipate or prevent certain attack methods.

Further, cybersecurity threats, including those that result in a data or security breach, could impact the integrity, availability or security of PHI and other data subject to privacy laws and regulations, disrupt our information technology systems, equipment, medical devices or business and threaten the access and utilization of critical information technology and data. Our ability to provide various healthcare services could be affected, particularly with respect to telehealth services. In addition, medical devices that connect to hospital networks or the internet may be vulnerable to cybersecurity incidents, which may impact patient safety.

We may be at increased risk because we outsource certain services or functions to, or have systems that interface with, third parties. Some of these third parties’ information systems are also subject to the risks outlined above and may store or have access to our data and may not have effective controls, processes or practices to protect our information from attack, damage or unauthorized access, acquisition, use or disclosure. A breach or attack affecting any of these third parties could harm our business. In addition, the definitive agreements we enter into in connection with the divestiture of hospitals routinely obligate us to provide transition services to the buyer, including access to our legacy information systems, for a defined transition period. By providing access to our information systems to non-employees, we may be exposed to cyber-attacks, ransomware or security or data breaches that originate outside of our internal processes and practices designed to prevent such threats from occurring. Further, consumer confidence in the integrity, availability and confidentiality of information systems and information, including patient information and operations data, in the healthcare industry generally could be impacted to the extent there are successful cyber-attacks at other healthcare services companies, which could have a material adverse effect on our business, operations or financial results.

As cyber threats continue to evolve and increase in volume and sophistication, we may be required to expend significant additional resources to continue to modify or enhance our protective measures. We may also be required to incur additional expenses to comply with evolving federal and state requirements related to cybersecurity, including those focused on healthcare providers. Despite our efforts to minimize our exposure to cyber-attacks, there can be no assurance that our controls and procedures in place will be sufficient or timely. If we or our information, systems are subject to cyber-attacks or security or data breaches in the future, or the information systems of third parties with whom we conduct business are subject to cyber-attacks or security or data breaches in the future in a manner which impacts us or our information systems, this could result in harm to patients; business and operational interruptions and delays; the loss, misappropriation, corruption or unauthorized access, acquisition, use or disclosure of data or inability to access data; litigation and potential liability under privacy, security, breach notification and consumer protection laws or other applicable laws, including HIPAA; reputational damage; federal and state governmental inquiries, civil monetary penalties, settlement agreements, corrective action plans and monitoring requirements, any of which could have an adverse effect on our business, financial condition or results of operations. Moreover, any significant cybersecurity event may require us to devote significant management time and resources to address and respond to any such event, interfere with the pursuit of other important business strategies and initiatives, and cause us to incur additional expenditures, which could be material, including to investigate such events, remedy cybersecurity problems, recover lost data, prevent future compromises and adapt systems and practices in response to such events. Further, there is no assurance that any remedial actions will meaningfully limit the success of future attempts to breach our information systems, particularly because malicious actors are increasingly sophisticated and utilize tools and techniques specifically designed to circumvent security measures, avoid detection and obfuscate forensic evidence, which means we may be unable to identify, investigate or remediate effectively or in a timely manner.

Additionally, we are subject to an increasing number of cybersecurity reporting obligations in different jurisdictions that vary in their scope and application, which may create conflicting reporting obligations and inhibit our ability to quickly provide complete and reliable information to patients, business relations, and regulators, as well as to the public. Moreover, while we have insurance coverage in place designed to address certain aspects of cybersecurity risks, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise.

If we fail to comply with our obligations under license or technology agreements with third parties, we may be required to pay damages and we could lose license rights that are critical to our business.

We license certain intellectual property, including technologies and software from third parties, that is important to our business, and in the future, we may enter into additional agreements that provide us with licenses to valuable intellectual property or technology. If we fail to comply with any of the obligations under our license agreements, we may be required to pay damages and the licensor may have the right to terminate the license. Termination by the licensor would cause us to lose valuable rights, and could prevent us from selling our solutions and services, or adversely impact our ability to commercialize future solutions and services. Our business would suffer if any current or future licenses terminate, if the licensors fail to abide by the terms of the license agreement, if the licensors fail to enforce licensed intellectual property against infringing third parties, if the licensed intellectual property are found to be invalid or unenforceable, or if we are unable to enter into necessary license agreements on acceptable terms or at all. Any of the foregoing could have an adverse effect on our business, financial condition or results of operations.

Item 1B. Unresolved Staff Comments

None

Item 1C. Cybersecurity

Risk Management

We place the utmost importance on information security and privacy, including protecting the personal medical, financial and insurance information of our patients and employees. As part of a larger digital technology program, we have a cybersecurity risk management program designed to assess, identify and manage material risks from cybersecurity threats. Our cybersecurity risk management program is designed to employ industry best practices across our operations and business functions, including through monitoring and assessing our threat environment; vulnerability assessments; detecting and responding to cyber-attacks, cybersecurity incidents, and data breaches; cybersecurity crisis preparedness and incident response plans; and investments in cybersecurity infrastructure and technology intended to reduce cybersecurity risk. Key aspects of our cybersecurity risk management program include the following:

•
adoption of the National Institute of Standards and Technology, or NIST, Cybersecurity Framework to assess the maturity of our cybersecurity programs;
•
periodic comprehensive cybersecurity program assessments conducted by an external cybersecurity consultant;
•
enterprise-wide security and privacy policies that are reviewed and updated annually;
•
information security and privacy training included in mandatory onboarding and annual compliance training for all personnel;
•
regular testing, both by internal and external resources, of information security defenses;
•
incident response procedures;
•
third-party cyber risk program to assess cybersecurity and information security risk associated with third parties that perform contracted services using information on our network; and
•
a security operations center that is designed to continuously monitor information on our network, investigate potential cyber threats and report on information security incidents.

We engage consulting firms and other third parties in connection with our cybersecurity risk management processes. For example, third parties are engaged from time to time to conduct evaluations of our security controls, including penetration testing and independent audits, and to advise the Board of Directors, the Audit and Compliance Committee of the Board of Directors and/or our senior management team regarding cybersecurity matters.

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

Governance

Our cybersecurity risk management processes are integrated into our overall risk management system. Our Board of Directors is responsible for the overall supervision of our risk management activities. The Board of Directors’ oversight of the material risks faced by us occurs at both the full board level and at the committee level. In addition, the Audit and Compliance Committee has primary oversight responsibility regarding our information security, data security, data privacy, and other cybersecurity programs, procedures and risks. Further, the Audit and Compliance Committee and our Board of Directors receive updates at least quarterly from management, including our Chief Digital and Information Officer, or CDIO, covering our programs for managing cybersecurity risks, including data privacy and data protection risks. Additionally, the Audit and Compliance Committee and the Board of Directors actively participate in discussions with management and among themselves regarding cybersecurity risks.

Risk management is administered at a management level through a multi-disciplinary Enterprise Risk Committee comprised of members of management, including our CDIO. The Enterprise Risk Committee identifies and monitors what we believe to be the key risks currently facing the organization, including cybersecurity risks. A comprehensive presentation regarding our enterprise risk management process and our key risks is presented to the full Board of Directors on an annual basis.

In addition, we have established a Cyber Risk Executive Steering Committee, a multi-disciplinary management-level team chaired by our CDIO which is responsible for assessing and overseeing our information security and cybersecurity risk management policies, practices and priorities and for assessing and monitoring key cybersecurity risks with respect to reporting such risks within the organization.

At a management level, our cybersecurity risk management efforts are led by our Chief Information Security Officer, or CISO, who reports directly to the CDIO. Our current CISO was appointed as our Vice President and Chief Information Security Officer in 2024, and brings more than 25 years of experience in cybersecurity, technology and risk management. He has more than 15 years of experience in the healthcare industry, including his service with the Company since 2022. Prior to joining us, he served as Deputy Chief Information Security Officer at another large healthcare organization. Further, our CDIO has expertise in cybersecurity risk management through his more than 25 years of experience in cybersecurity, technology and data privacy roles, including his service as the Company’s CISO from 2021 to 2024 and his service as CISO at another large organization prior to being employed by us. In addition to our CISO and CDIO, other individuals on our cybersecurity team have cybersecurity experience or certifications relevant to their respective role.

A key component of our enterprise risk management program is our incident response plan, which provides for controls and procedures in connection with cybersecurity incidents. Under this plan, we have established a cybersecurity incident command, a multi-disciplinary management-level team led by the CISO. The plan provides that the incident response team will conduct an initial assessment in the event of a cybersecurity incident meeting certain criteria elevated for the review of senior members of the cybersecurity team. In such event, the plan provides that the incident response team will assess whether a cybersecurity incident has the potential to materially impact the organization and whether public disclosure is required or advisable in connection therewith, and further provides that, if appropriate, any such cybersecurity incident may be further elevated for the review of senior management, the Audit and Compliance Committee and/or the Board of Directors.

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

The following tables shows the location, date of acquisition or lease inception and the number of licensed beds for the 76 hospitals owned or leased at December 31, 2024. Effective December 31, 2024, facilities operating other than on a main hospital campus that provide inpatient, acute-care services are presented separately. The operating results of hospitals in the following table are consolidated for financial reporting purposes.

Hospital	City	Licensed Beds(1)	Date of Acquisition/ Lease Inception	Ownership Type
Alabama
South Baldwin Regional Medical Center	Foley	142	June, 2000	Leased
Grandview Medical Center	Birmingham	434	July, 2007	Owned
Flowers Hospital	Dothan	235	July, 2007	Owned
Medical Center Enterprise	Enterprise	131	July, 2007	Owned
Gadsden Regional Medical Center	Gadsden	346	July, 2007	Owned
Crestwood Medical Center	Huntsville	180	July, 2007	Owned

Alaska
Mat-Su Regional Medical Center	Palmer	125	July, 2007	Owned

Arizona
Western Arizona Regional Medical Center	Bullhead City	139	July, 2000	Owned
Northwest Medical Center	Tucson	242	July, 2007	Owned
Tucson Women’s Hospital	Tucson	45	July, 2007	Owned
Oro Valley Hospital	Oro Valley	146	July, 2007	Owned
Tucson Northwest Transitions Inpatient Rehabilitation	Oro Valley	30	July, 2007	Owned
Northwest Medical Center Sahuarita	Sahuarita	18	November, 2020	Owned
Northwest Medical Center Houghton	Houghton	44	June, 2022	Owned

Arkansas
Northwest Health System
Northwest Medical Center - Bentonville	Bentonville	128	July, 2007	Owned
Northwest Medical Center - Springdale	Springdale	222	July, 2007	Owned
Willow Creek Women’s Hospital	Johnson	64	July, 2007	Owned
Northwest Health Physician’s Specialty Hospital	Fayetteville	20	April, 2016	Leased
Siloam Springs Regional Hospital	Siloam Springs	73	February, 2009	Owned

Florida
North Okaloosa Medical Center	Crestview	110	March, 1996	Owned
Shorepoint Health Port Charlotte	Port Charlotte	254	January, 2014	Owned
Shorepoint Health Punta Gorda	Punta Gorda	208	January, 2014	Owned
Lower Keys Medical Center	Key West	118	January, 2014	Leased
Key West Depoo Medical	Key West	49	January, 2014	Leased
Physicians Regional Healthcare System - Collier	Naples	130	January, 2014	Owned
Physicians Regional Healthcare System - Pine Ridge	Naples	177	January, 2014	Owned
Physicians Regional Healthcare System - North	Naples	50	January, 2014	Owned
Santa Rosa Medical Center	Milton	129	January, 2014	Leased

Georgia
East Georgia Regional Medical Center	Statesboro	149	January, 2014	Owned

Indiana
Lutheran Health Network
Bluffton Regional Medical Center	Bluffton	40	July, 2007	Owned
Dupont Hospital	Fort Wayne	131	July, 2007	Owned
Lutheran Hospital	Fort Wayne	396	July, 2007	Owned
Lutheran Musculoskeletal Center	Fort Wayne	37	July, 2007	Owned
Lutheran Downtown Hospital	Fort Wayne	191	July, 2007	Owned
Dukes Memorial Hospital	Peru	25	July, 2007	Owned
Kosciusko Community Hospital	Warsaw	72	July, 2007	Owned
Northwest Health - Porter Hospital	Valparaiso	287	May, 2007	Owned
Northwest Health - Portage	Valparaiso	14	May, 2007	Owned
Northwest Health - La Porte Hospital	La Porte	227	March, 2016	Owned
Northwest Health - Starke Hospital	Knox	53	March, 2016	Leased

Mississippi
Merit Health Wesley	Hattiesburg	211	July, 2007	Owned
Merit Health River Region	Vicksburg	261	July, 2007	Owned
Merit Health Biloxi	Biloxi	153	January, 2014	Leased
Merit Health Central	Jackson	379	January, 2014	Leased
Merit Health Rankin	Brandon	134	January, 2014	Leased
Merit Health Madison	Canton	67	January, 2014	Owned
Merit Health River Oaks	Flowood	160	January, 2014	Owned
Merit Health Woman’s Hospital	Flowood	109	January, 2014	Owned
Merit Health Natchez	Natchez	179	October, 2014	Owned

Missouri
Moberly Regional Medical Center	Moberly	99	November, 1993	Owned
Northeast Regional Medical Center	Kirksville	93	December, 2000	Leased
Poplar Bluff Regional Medical Center	Poplar Bluff	240	January, 2014	Owned
Poplar Bluff Regional Medical Center - Westwood	Poplar Bluff	170	January, 2014	Owned

New Mexico
Eastern New Mexico Medical Center	Roswell	162	April, 1998	Owned
Carlsbad Medical Center	Carlsbad	99	July, 2007	Owned
Mountain View Regional Medical Center	Las Cruces	168	July, 2007	Owned

North Carolina
Lake Norman Regional Medical Center	Mooresville	123	January, 2014	Owned

Oklahoma
AllianceHealth Madill	Madill	25	January, 2014	Leased
AllianceHealth Durant	Durant	138	January, 2014	Owned

Pennsylvania
Commonwealth Health Network
Wilkes-Barre General Hospital	Wilkes-Barre	369	April, 2009	Owned
Regional Hospital of Scranton	Scranton	186	May, 2011	Owned
Moses Taylor Hospital	Scranton	122	January, 2012	Owned

Tennessee
Tennova Healthcare - Clarksville	Clarksville	270	July, 2007	Owned
Tennova - Jefferson Memorial Hospital	Jefferson City	58	January, 2014	Leased
Tennova - LaFollette Medical Center	LaFollette	66	January, 2014	Owned
Tennova - Newport Medical Center	Newport	130	January, 2014	Owned
Tennova - North Knoxville Medical Center	Powell	172	January, 2014	Owned
Tennova - Turkey Creek Medical Center	Knoxville	111	January, 2014	Owned

Texas
Lake Granbury Medical Center	Granbury	73	January, 1997	Leased
Laredo Medical Center	Laredo	326	October, 2003	Owned
Navarro Regional Hospital	Corsicana	162	July, 2007	Owned
Longview Regional Medical Center	Longview	224	July, 2007	Owned
Woodland Heights Medical Center	Lufkin	149	July, 2007	Owned
DeTar Healthcare System	Victoria	163	July, 2007	Owned
DeTar Healthcare System - North	Victoria	115	July, 2007	Owned
Cedar Park Regional Medical Center	Cedar Park	126	December, 2007	Owned

Total Licensed Beds at December 31, 2024		11,403

Total Hospitals at December 31, 2024		76

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

Government Investigations and Qui Tam Litigation

On January 11, 2024, we received a Civil Investigative Demand, or CID, from the Department of Justice for documents and information relating to a variety of subjects, including practices and procedures related to utilization review, inpatient admissions and inpatient dialysis at our hospitals. Based upon our review of the CID, the documents we have reviewed and the witnesses we have interviewed, we believe at this time that the CID relates to allegations made by a former employee at one of our hospitals in 2022 and that these allegations were thoroughly and fully investigated to our satisfaction at the time they were originally made. We continue to cooperate fully with this investigation.

On May 4, 2022, our affiliate, Northwest Arkansas Hospitals, LLC, or Northwest, terminated for cause the professional services agreement of Brian Hyatt, M.D., a psychiatrist and former medical director of the behavioral health unit at Northwest, over concerns regarding his medical practices. On October 31, 2024, the Department of Justice notified us that it is conducting a criminal investigation of Dr. Hyatt’s conduct while he was the medical director of the behavioral health unit at Northwest. The Department of Justice has advised Northwest and several of its current and former officers and employees that they are also subjects of its investigation. We are cooperating fully with the investigation.
Commercial Litigation and Other Lawsuits

Tower Health, f/k/a Reading Health System, et al v. CHS/Community Health Systems, Inc., et al. This breach of contract action is pending in the United States District Court for the Eastern District of Pennsylvania. The plaintiffs allege breaches of an asset purchase agreement in connection with the sale of Pottstown Memorial Medical Center. The alleged breaches regard plaintiffs’ contention that the defendants failed to disclose certain conditions related to the physical plant of the hospital, along with various other alleged breaches of the asset purchase agreement. The plaintiffs filed an amended complaint on July 22, 2019. Trial for this matter began May 3, 2021, and closed on October 5, 2021. On September 6, 2022, the District Court issued a Memorandum Opinion denying all of Tower Health’s claims and entering a judgment in favor of the Company. The District Court also awarded the Company its attorneys’ fees and costs. On October 4, 2022, Tower Health filed a Rule 59 motion to alter or amend the District Court’s judgment and a Rule

15 motion to amend its pleadings. The Company has filed oppositions to both motions and has separately moved for its attorney’s fees. On August 11, 2023, the District Court denied Tower Health’s Rule 59 and Rule 15 motions. Tower Health appealed the District Courts judgment to the United States Court of Appeals for the Third Judicial District. The Third Circuit Court of Appeals affirmed the District Court’s opinion, awarded our attorneys’ fees and costs on appeal, and ordered the case remanded to the District Court on October 2, 2024. The District Court will now hear our application for attorneys’ fees.

Daniel H. Golden, as Litigation Trustee of the QHC Litigation Trust, and Wilmington Savings Fund Society, FSB, solely in its capacity as indenture trustee v. Community Health Systems, Inc., et al. A complaint in this case was filed on October 25, 2021 in the United States Bankruptcy Court for the District of Delaware against various persons, including the Company, certain subsidiaries of the Company, certain former executive officers of the Company and Credit Suisse Securities (USA) LLC. Plaintiff Daniel H. Golden is the litigation trustee for a litigation trust, which was formed under the plan of reorganization of Quorum Health Corporation, or QHC, and certain affiliated entities confirmed by order of the United States Bankruptcy Court for the District of Delaware wherein QHC and certain affiliated entities contributed various causes of action to such litigation trust. Plaintiff Wilmington Savings Fund Society is the indenture trustee for certain notes issued by QHC. The complaint seeks damages and other forms of recovery arising out of certain alleged actions taken by the Company and the other defendants in connection with the spin-off of QHC, which was completed on April 29, 2016, and includes claims for unjust enrichment and for avoidance of certain transactions and payments by QHC to the Company connected with the spin-off, including the $1.21 billion paid by QHC to the Company as part of the spin-off transactions. We filed a motion to dismiss on January 14, 2022, and oral argument on that motion was heard on July 21, 2022. On March 16, 2023, the District Court granted in part and denied in part our motion to dismiss. We continue to vigorously defend this case.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We completed an initial public offering of our common stock on June 14, 2000. Our common stock began trading on June 9, 2000 and is listed on the New York Stock Exchange under the symbol CYH. As of February 13, 2025, there were approximately 179 holders of record of our common stock.

Stock Performance Graph

The following graph sets forth the cumulative return of our common stock during the five year period ended December 31, 2024, as compared to the cumulative return of the Standard & Poor’s 500 Stock Index (S&P 500) and the cumulative return of the Dow Jones Healthcare Index. The graph assumes an initial investment of $100 in our common stock and in each of the foregoing indices and the reinvestment of dividends where applicable. The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, future performance of our common stock.

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

The ABL Facility and the indentures governing each series of our outstanding notes restrict our subsidiaries from, among other matters, paying dividends and making distributions to us, which thereby limits our ability to pay dividends and/or repurchase stock. At December 31, 2024, under the most restrictive test in these agreements (and subject to certain exceptions), we have approximately $300 million of capacity to pay permitted dividends and/or repurchase shares of stock or make other restricted payments.

The following table contains information about our purchases of common stock during the three months ended December 31, 2024.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(b)
October 1, 2024 -
October 31, 2024	7,790	$5.92	—	—
November 1, 2024 -
November 30, 2024	975	4.38	—	—
December 1, 2024 -
December 31, 2024	650	3.42	—	—
Total	9,415	$5.59	—	—

(a)
Includes 9,415 shares withheld by us to satisfy the payment of tax obligations related to the vesting of restricted stock awards.
(b)
We had no open market share repurchase programs for shares of our common stock during the three months ended December 31, 2024.

Item 6. Reserved

Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read this discussion together with our Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included elsewhere in this Form 10-K.

Executive Overview

We are one of the nation’s largest healthcare companies. Our affiliates are leading providers of healthcare services, developing and operating healthcare delivery systems in 39 distinct markets across 15 states. As of December 31, 2024, our subsidiaries own or lease 76 affiliated hospitals, with more than 11,000 beds, and operate more than 1,000 sites of care, including physician practices, urgent care centers, freestanding emergency departments, occupational medicine clinics, imaging centers, cancer centers and ambulatory surgery centers. We generate revenues by providing a broad range of general and specialized hospital healthcare services and outpatient services to patients in the communities in which we are located. For the hospitals and other sites of care that we own and operate, we are paid for our services by governmental agencies, private insurers and directly by the patients we serve.

Acquisition, Divestiture and Closure Activity

During the year ended December 31, 2024, we paid approximately $25 million to acquire the operating assets and related businesses of certain physician practices, clinics, ambulatory surgery centers and other ancillary businesses that operate within the communities served by our hospitals. The purchase price for these transactions was primarily allocated to property and equipment, intangible assets, working capital, noncontrolling interests and goodwill.

During 2024, we completed the divestiture of two hospitals. These hospitals represented annual net operating revenues in 2023 of approximately $198 million and we received total net proceeds of approximately $174 million in connection with these dispositions. These total net proceeds do not include additional cash consideration which may be received in connection with the sale of Tennova Healthcare – Cleveland that was completed on August 1, 2024 (beyond the approximately $160 million in cash received at closing), which additional payments are contingent upon potential modifications to supplemental reimbursement programs as more specifically provided in the asset purchase agreement underlying the transaction. Such modifications are not complete as of December 31, 2024 and an estimate of consideration that may be received by the Company in 2025 has therefore not been recognized.

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

The following table provides a summary of hospitals that we divested (or, in the case of Lutheran Rehabilitation Hospital, in which the Company sold a majority interest) during the years ended December 31, 2024, 2023 and 2022:

Hospital	Buyer	City, State	Licensed Beds	Effective Date
2024 Divestitures:
Tennova Healthcare - Cleveland	Hamilton Health Care Systems, Inc.	Cleveland, TN	351	August 1, 2024
Davis Regional Medical Center	Iredell Memorial Hospital	Statesville, NC	144	October 1, 2024

2023 Divestitures:
Greenbrier Valley Medical Center	Vandalia Health, Inc.	Ronceverte, WV	122	January 1, 2023
Plateau Medical Center	Vandalia Health, Inc.	Oak Hill, WV	25	April 1, 2023
Medical Center of South Arkansas	SARH Holdings, Inc.	El Dorado, AR	166	July 1, 2023
Lutheran Rehabilitation Hospital	Select Medical Corporation	Fort Wayne, IN	36	September 1, 2023
AllianceHealth Ponca City	Integris Health	Ponca City, OK	140	November 1, 2023
AllianceHealth Woodward	Integris Health	Woodward, OK	87	November 1, 2023
Bravera Health Brooksville	Tampa General Hospital	Brooksville, FL	120	December 1, 2023
Bravera Health Spring Hill	Tampa General Hospital	Spring Hill, FL	124	December 1, 2023
Bravera Health Seven Rivers	Tampa General Hospital	Crystal River, FL	128	December 1, 2023

2022 Divestiture:
AllianceHealth Seminole	SSM Health Care of Oklahoma, Inc.	Seminole, OK	32	July 1, 2022

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

During the three months ended September 30, 2022, the provision of inpatient services and substantially all outpatient services ceased at First Hospital Wyoming Valley (psychiatric hospital) (149 licensed beds) in Wilkes-Barre, Pennsylvania, resulting in the closure of this facility being substantially complete at September 30, 2022. We completed the closure of First Hospital Wyoming Valley during the three months ended December 31, 2022. We recorded an impairment charge of approximately $15 million during the year ended December 31, 2022, to adjust the fair value of the long-lived assets of this hospital, including property and equipment and capitalized software costs, based on their estimated fair value.

Effective December 31, 2022, the lease for AllianceHealth Clinton (56 licensed beds) in Clinton, Oklahoma expired and was not renewed. We recorded an impairment charge of approximately $1 million during the year ended December 31, 2022 in conjunction with exiting the lease to operate this hospital.

On November 7, 2024, we entered into a definitive agreement to sell our 50% interest in Merit Health Biloxi (153 licensed beds) in Biloxi, Mississippi, to an affiliate of Memorial Hospital of Gulfport, which had a preexisting 50% ownership interest in Merit Health Biloxi. This divestiture was completed on February 1, 2025.

In addition to hospitals divested as reflected above, we have entered into definitive agreements to sell four hospitals as noted below where the divestiture has not yet been completed. As previously disclosed in a Current Report on Form 8-K, on November 22, 2024, we entered into a definitive agreement to sell ShorePoint Health Port Charlotte (254 licensed beds) in Port Charlotte, Florida, certain assets of ShorePoint Health Punta Gorda (208 licensed beds) in Punta Gorda, Florida, and certain ancillary businesses related to such facilities to subsidiaries of Adventist Health System Sunbelt Healthcare Corporation. Due to the effects of Hurricane Helene and Hurricane Milton, the Punta Gorda hospital has indefinitely suspended inpatient operations. As previously disclosed in a Current Report on Form 8-K, on December 11, 2024, we entered into a definitive agreement to sell Lake Norman Regional Medical Center (123 licensed beds) in Mooresville, North Carolina, and related businesses, to Duke University Health System, Inc. Finally, on January 29, 2025, we entered into a definitive agreement to sell our 50% interest in Merit Health Madison (67 licensed beds) in Canton, Mississippi, to an affiliate of the University of Mississippi Medical Center, which currently has a 50% ownership interest in Merit Health Madison. There can be no assurance that these transactions will be completed, or if these transactions are completed, the ultimate timing of the completion of these transactions.

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

Overview of Operating Results

Net operating revenues increased from approximately $12.5 billion for the year ended December 31, 2023 to approximately $12.6 billion for the year ended December 31, 2024. On a same-store basis, net operating revenues for the year ended December 31, 2024 increased $653 million, compared to the same period in 2023.

We had net loss of $(362) million during the year ended December 31, 2024, compared to net income of $16 million for the year ended December 31, 2023. Net loss for the year ended December 31, 2024 included the following:

•
an after-tax benefit of $27 million for gain from early extinguishment of debt,
•
an after-tax charge of $40 million for expense related to costs associated with our multi-year initiative to modernize and consolidate technology platforms and associated processes,
•
an after-tax charge of $250 million resulting from the impairment of long-lived assets that were idled, disposed or held-for-sale, a loss on the sale of one hospital and a gain on the sale of one hospital,
•
an after-tax charge of $116 million for a change in estimate for professional liability claims accrual.

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

Consolidated inpatient admissions for the year ended December 31, 2024, decreased 3.2%, compared to the year ended December 31, 2023, and consolidated adjusted admissions for the year ended December 31, 2024, decreased 3.4%, compared to the year ended December 31, 2023. Same-store inpatient admissions for the year ended December 31, 2024, increased 3.2%, compared to the year ended December 31, 2023, and same-store adjusted admissions for the year ended December 31, 2024, increased 2.7%, compared to the year ended December 31, 2023.

Self-pay revenues represented approximately 1.3% and 1.1% of net operating revenues for the years ended December 31, 2024 and 2023, respectively. The amount of foregone revenue related to providing charity care services as a percentage of net operating revenues was approximately 9.5% and 10.4% for the years ended December 31, 2024 and 2023, respectively. Direct and indirect costs incurred in providing charity care services as a percentage of net operating revenues was approximately 0.9% and 1.1% for the years ended December 31, 2024 and 2023, respectively.

Overview of Legislative and Other Governmental Developments

The healthcare industry is subject to changing political, regulatory, economic and other influences that may affect our business. Regulatory uncertainty has increased as a result of recent decisions issued by the U.S. Supreme Court that affect review of federal agency actions, including Loper Bright Enterprises v. Raimondo, and the outcome of the 2024 federal elections. These U.S. Supreme Court decisions increase judicial scrutiny of agency authority, shift greater responsibility for statutory interpretation to courts and expand the timeline in which a plaintiff can sue regulators. These decisions are expected to significantly impact government agency regulation, particularly within the heavily regulated healthcare industry, in part through an increase in legal challenges to healthcare regulations and agency guidance and decisions. Federal agencies oversee, regulate and otherwise affect many aspects of our business, including through Medicare and Medicaid policies, policies affecting the size of the uninsured population and enforcement and interpretation of fraud and abuse laws. These recent Supreme Court decisions may also result in inconsistent judicial interpretations and delays in and other impacts to agency rulemaking and legislative processes. The outcome of the 2024 federal elections, including Republican control of both the executive and legislative branches, also increases regulatory uncertainty and the potential for significant policy changes.

In recent years, the U.S. Congress and certain state legislatures have introduced and passed a large number of proposals and legislation affecting the healthcare system, including laws intended to increase access to health insurance and reduce healthcare costs and government spending. For example, the Affordable Care Act, affects how healthcare services are covered, delivered and reimbursed, and expanded health insurance coverage through a combination of public program expansion and private sector health insurance reforms. However, changes in the law’s implementation, subsequent legislation and regulations, state initiatives and other factors have affected or may affect the number of individuals that elect or are able to obtain public or private health insurance and the scope of such coverage, if obtained. For example, COVID-19 relief legislation temporarily enhanced subsidies available for individuals to purchase coverage through Affordable Care Act marketplaces. Subsequent legislation extended these enhanced subsidies through 2025, but further extension is uncertain, and expiration of the enhanced subsidies may significantly increase the uninsured rate. Other legislative and executive branch initiatives related to health insurance could also result in increased prices for consumers purchasing health insurance coverage or may permit the sale of insurance plans that do not satisfy current Affordable Care Act consumer protections, which could increase rates of uninsured and underinsured individuals and destabilize insurance markets.

Of critical importance to us is the potential impact of any changes specific to the Medicaid program, including changes resulting from legislative and administrative actions at the federal and state levels, particularly those related to funding and expansion provisions of the Affordable Care Act. The states with the greatest reductions in the number of uninsured adult residents have expanded Medicaid under the Affordable Care Act. Of the 15 states in which we operated hospitals as of December 31, 2024, nine states have taken action to expand their Medicaid programs. At this time, the other six states have opted out of Medicaid expansion, including Florida, Alabama, Tennessee, Mississippi and Texas, where we operated a significant number of hospitals at December 31,

2024. Changes to federal funding formulas for Medicaid could have a particularly significant impact in states that expanded Medicaid, especially if federal contributions for Medicaid expansion populations decrease and states are unable to offset the reductions. Further, some states have trigger laws that would end their Medicaid expansion or require other changes if federal funding is reduced. CMS administrators may also make changes to Medicaid payment models and may grant states additional flexibilities in the administration of Medicaid programs, including by allowing additional states to condition Medicaid enrollment on work or other community engagement or to impose other eligibility or coverage restrictions.

There is a trend across the healthcare industry toward value-based purchasing. CMS adjusts Medicare reimbursement for hospitals and other providers based on quality measures and administers various ACOs and alternative payment model demonstration projects. Other recent reform initiatives and proposals at the federal and state levels include those focused on price transparency, and limiting out-of-network billing. For example, the No Surprises Act imposes various requirements on providers and health plans intended to prevent “surprise” medical bills.

Throughout the acute phase of the COVID-19 pandemic that began in 2020, federal and state governments passed legislation, promulgated regulations and took other administrative actions intended to assist healthcare providers in providing care to COVID-19 and other patients during the public health emergency and to provide financial relief. The public health emergency declared by HHS in response to the pandemic expired in May 2023. We received pandemic relief fund payments through various federal, state and local programs of approximately $161 million during the year ended December 31, 2022. Approximately $173 million was recognized as pandemic relief funds within the consolidated statements of (loss) income during the year ended December 31, 2022. We did not receive or recognize any significant level of payments or benefits under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, or other COVID-19 related stimulus and relief legislation during the years ended December 31, 2024 and 2023, and we do not expect to receive or recognize any significant level of payments or benefit under the CARES Act and other existing legislation related to COVID-19 in future periods.

The federal deficit and other federal and state budgetary pressures have affected government healthcare program expenditures, and we anticipate these effects will continue. For example, the payment reductions required by the Budget Control Act of 2011 and subsequent legislation are currently set to continue through the first eight months of federal fiscal year 2032. It is possible that future deficit reduction legislation will impose additional spending reductions.

Reimbursement by government programs may be affected by broad shifts in payment policy. For example, recent changes related to the 340B Drug Pricing Program have implications for all hospitals reimbursed under the outpatient PPS, including those, like ours, that do not participate in the program. In 2018, CMS implemented a payment policy that reduced Medicare payments for 340B hospitals for most drugs obtained at 340B-discounted rates and that resulted in increased payments for non-340B hospitals. In June 2022, the U.S. Supreme Court, in American Hospital Association v. Becerra, invalidated past payment cuts for hospitals participating in the 340B Drug Pricing Program. In light of the U.S. Supreme Court decision and to achieve budget neutrality, CMS reduced payment rates for non-drug services under the outpatient PPS for calendar year 2023, and lump sum payments were distributed to affected 340B providers as the remedy for calendar years 2018 through 2022. Moreover, in order to comply with budget neutrality requirements, HHS finalized a corresponding offset in future non-drug item and service payments for all outpatient PPS providers (except new providers) that will reduce the outpatient PPS conversion factor by 0.5% annually. This adjustment will start in calendar year 2026 and continue for approximately 16 years. This reduction to payment rates adversely affected our results for the years ended December 31, 2023 and 2024, and the reduction to the outpatient PPS conversion factor as noted above is anticipated to adversely impact our results beginning in 2026.

In addition, future payment adjustments may apply to hospitals reimbursed under the inpatient PPS as a result of a 2024 court decision that vacated a low wage index policy CMS adopted in 2020. Under the policy, CMS increased the wage index values for hospitals with low wage index, thereby increasing their reimbursement, and offset these increases by decreasing reimbursement for all other hospitals. CMS addressed the impact of the court decision prospectively in its final rule updating inpatient hospital payment rates and policies for federal fiscal year 2025, removing the upward reimbursement adjustment for the low-wage hospitals and the related budget neutrality factor that decreased reimbursement for all other hospitals. However, it is not yet clear whether, when, or how the agency will address the impact of the low wage policy in federal fiscal years 2020 through 2024.

Sources of Revenue

The following table presents the approximate percentages of net operating revenues by payor source for the periods indicated. The data for the periods presented are not strictly comparable due to the effect that businesses acquired, sold, closed or opened during each of the respective periods, as applicable, have had on these statistics.

	Year Ended December 31,
	2024	2023	2022
Medicare	18.1%	19.9%	20.9%
Medicare Managed Care	17.7	16.8	16.1
Medicaid	14.8	14.3	14.8
Managed Care and other third-party payors	48.1	47.9	47.5
Self-pay	1.3	1.1	0.7
Total	100.0%	100.0%	100.0%

As shown above, we receive a substantial portion of our revenues from the Medicare, Medicare Managed Care and Medicaid programs. Included in Managed Care and other third-party payors is net operating revenues from insurance companies with which we have insurance provider contracts, insurance companies for which we do not have insurance provider contracts, workers’ compensation carriers and non-patient service revenue, such as gain (loss) on investments, rental income and cafeteria sales. We generally expect the portion of revenues received from the Medicare, Medicare Managed Care and Medicaid programs to increase over the long-term due to the general aging of the population and other factors. There has been a trend toward increased enrollment in Medicare Managed Care and Medicaid managed care programs, which may adversely affect our net operating revenues. We may also be impacted by regulatory requirements imposed on insurers, such as minimum medical-loss ratios and specific benefit requirements. Furthermore, in the normal course of business, managed care programs, insurance companies and employers actively negotiate the amounts paid to hospitals. Our relationships with payors may be impacted by price transparency initiatives and out-of-network billing restrictions, including those in the No Surprises Act. There can be no assurance that we will retain our existing reimbursement arrangements or that third-party payors will not attempt to further reduce the rates they pay for our services.

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-based reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for the treatment of patients covered by Medicare, Medicaid and non-governmental payors are generally less than our standard billing rates. We account for the differences between the estimated program reimbursement rates and our standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues by an insignificant amount in each of the years ended December 31, 2024, 2023 and 2022.

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

The following tables summarize, for the periods indicated, selected operating data.

	Year Ended December 31,
	2024	2023	2022
Operating results, as a percentage of net operating revenues:
Net operating revenues	100.0%	100.0%	100.0%
Operating expenses (a)	(89.5)	(89.0)	(88.3)
Depreciation and amortization	(3.8)	(4.0)	(4.4)
Impairment and gain (loss) on sale of businesses, net	(2.4)	0.7	(0.6)
Income from operations	4.3	7.7	6.7
Interest expense, net	(6.8)	(6.7)	(7.0)
Gain from early extinguishment of debt	0.2	0.6	2.1
Gain from CoreTrust Transaction	—	—	1.0
Equity in earnings of unconsolidated affiliates	0.1	0.1	0.1
(Loss) income before income taxes	(2.2)	1.7	2.9
Provision for income taxes	(0.7)	(1.6)	(1.4)
Net (loss) income	(2.9)	0.1	1.5
Less: Net income attributable to noncontrolling interests	(1.2)	(1.2)	(1.1)
Net (loss) income attributable to Community Health Systems,
Inc. stockholders	(4.1)%	(1.1)%	0.4%

	Year Ended December 31,
	2024	2023
Percentage increase (decrease) from prior year:
Net operating revenues	1.2%	2.3%
Admissions (b)	(3.2)	0.3
Adjusted admissions (c)	(3.4)	1.7
Average length of stay (d)	(2.2)	(4.3)
Net (loss) income attributable to Community Health Systems, Inc. stockholders	(288.0)	(389.1)
Same-store percentage increase from prior year (e):
Net operating revenues	5.5%	4.8%
Admissions (b)	3.2	3.5
Adjusted admissions (c)	2.7	5.3

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

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Net operating revenues increased by 1.2% to approximately $12.6 billion for the year ended December 31, 2024, from approximately $12.5 billion for the year ended December 31, 2023. Net operating revenues on a same-store basis from hospitals that were operated throughout both periods increased $653 million, or 5.5%, during the year ended December 31, 2024, compared to the same period in 2023. On a period-over-period basis, the increase in same-store net operating revenues was primarily attributable to higher inpatient and outpatient volumes, increased reimbursement rates, favorable changes in payor mix and higher revenues from supplemental reimbursement programs, partially offset by lower acuity and increased patient claim denials. Non-same-store net operating revenues decreased $509 million during the year ended December 31, 2024, compared to the same period in 2023, with the decrease attributable primarily to the divestiture of hospitals during 2024 and 2023. On a consolidated basis, inpatient admissions decreased by 3.2% and adjusted admissions decreased by 3.4% during the year ended December 31, 2024, compared to the same period in 2023. On a same-store basis, net operating revenues per adjusted admission increased 2.8%, while inpatient admissions increased by 3.2% and adjusted admissions increased by 2.7% for the year ended December 31, 2024, compared to the same period in 2023.

Operating expenses, as a percentage of net operating revenues, increased from 92.3% during the year ended December 31, 2023 to 95.7% during the year ended December 31, 2024. Operating expenses, excluding depreciation and amortization and impairment and (gain) loss on sale of businesses, as a percentage of net operating revenues, increased from 89.0% for the year ended December 31, 2023 to 89.5% for the year ended December 31, 2024. Salaries and benefits decreased as a percentage of net operating revenues from 43.4% for the year ended December 31, 2023 to 42.9% for the year ended December 31, 2024, primarily due to an increase in net operating revenues, partially offset by increased hiring commensurate with lower utilization of contract labor. Supplies, as a percentage of net operating revenues, decreased from 16.0% for the year ended December 31, 2023 to 15.4% for the year ended December 31, 2024, primarily due to changes in the mix of services, the benefit of cost savings initiatives and an increase in net operating revenues. Other operating expenses, as a percentage of net operating revenues, increased from 27.0% for the year ended December 31, 2023 to 28.8% for the year ended December 31, 2024, primarily due to a change in estimate for the professional liability claims accrual, increased expense for supplemental reimbursement programs and outsourced medical specialists, partially offset by decreased costs for contract labor and an increase in net operating revenues. Lease cost and rent, as a percentage of net operating revenues, decreased from 2.6% for the year ended December 31, 2023 to 2.4% for the year ended December 31, 2024.

Depreciation and amortization, as a percentage of net operating revenues, decreased to 3.8% for the year ended December 31, 2024 from 4.0% for the year ended December 31, 2023 primarily due to an increase in net operating revenues and a reduction in the amortization of capitalized internal-use software.

Impairment and (gain) loss on sale of businesses, net was expense of $301 million for the year ended December 31, 2024, compared to a gain of $87 million for the same period in 2023. The expense in 2024 and the gain in 2023 related primarily to divestiture activity during each respective period as discussed more specifically under “Acquisition, Divestiture and Closure Activity” herein.

Interest expense, net, increased by $30 million to $860 million for the year ended December 31, 2024 compared to $830 million for the same period in 2023. This was primarily due to our refinancing activity during 2024 and 2023.

Gain from early extinguishment of debt of $25 million was recognized during the year ended December 31, 2024, compared to $72 million in the same period in 2023, as a result of our refinancing activity during 2024 and 2023.

Equity in earnings of unconsolidated affiliates, as a percentage of net operating revenues, remained consistent at 0.1% for the years ended December 31, 2024 and 2023.

The net results of the above-mentioned changes resulted in (loss) income before income taxes changing by $490 million to a loss of $(283) million for the year ended December 31, 2024 from income of $207 million for the same period in 2023.

Our provision for income taxes for the years ended December 31, 2024 and 2023 was $79 million and $191 million, respectively, and the effective tax rates were (27.9)% and 92.3% for the years ended December 31, 2024 and 2023, respectively. The decrease in the provision for income taxes for the year ended December 31, 2024, compared to the same period in 2023, was primarily due to a decrease in non-deductible goodwill related to divested hospitals and a decrease in income before income taxes in 2024 compared to 2023. The difference in our effective tax rate for the year ended December 31, 2024, compared to the same period in 2023, was due to the aforementioned decrease in the provision for income taxes and the decrease in (loss) income before taxes.

Net (loss) income, as a percentage of net operating revenues, was (2.9)% for the year ended December 31, 2024, compared to 0.1% for the same period in 2023.

Net income attributable to noncontrolling interests, as a percentage of net operating revenues, was 1.2% for both of the years ended December 31, 2024 and 2023.

Net loss attributable to Community Health Systems, Inc. was $(516) million for the year ended December 31, 2024, compared to $(133) million for the same period in 2023.

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Net operating revenues increased by 2.3% to approximately $12.5 billion for the year ended December 31, 2023, from approximately $12.2 billion for the year ended December 31, 2022. Net operating revenues on a same-store basis from hospitals that were operated throughout both periods increased $552 million, or 4.8%, during the year ended December 31, 2023, compared to the same period in 2022. On a period-over-period basis, the increase in net operating revenues was primarily attributable to higher inpatient and outpatient volumes, increased reimbursement rates, higher acuity and an increase in non-patient revenue, partially offset by unfavorable changes in payor mix. Non-same-store net operating revenues decreased $273 million during the year ended December 31, 2023, compared to the same period in 2022, with the decrease attributable primarily to the divestiture of hospitals during 2023 and 2022. On a consolidated basis, inpatient admissions increased by 0.3% and adjusted admissions increased by 1.7% during the year ended December 31, 2023, compared to the same period in 2022. On a same-store basis, net operating revenues per adjusted admission decreased 0.5%, while inpatient admissions increased by 3.5% and adjusted admissions increased by 5.3% for the year ended December 31, 2023, compared to the same period in 2022.

Operating expenses, as a percentage of net operating revenues, decreased from 93.3% during the year ended December 31, 2022 to 92.3% during the year ended December 31, 2023. Operating expenses, excluding depreciation and amortization and impairment and (gain) loss on sale of businesses, as a percentage of net operating revenues, increased from 88.3% for the year ended December 31, 2022 to 89.0% for the year ended December 31, 2023. Salaries and benefits decreased as a percentage of net operating revenues from 43.6% for the year ended December 31, 2022 to 43.4% for the year ended December 31, 2023, primarily due to an increase in net operating revenues, partially offset by increased hiring commensurate with lower utilization of contract labor. Supplies, as a percentage of net operating revenues, decreased from 16.2% for the year ended December 31, 2022 to 16.0% for the year ended December 31, 2023. Other operating expenses, as a percentage of net operating revenues, decreased from 27.3% for the year ended December 31, 2022 to 27.0% for the year ended December 31, 2023, primarily due to an increase in net operating revenues and lower utilization of and rates paid for contract labor, partially offset by higher costs for professional liability insurance and higher rates paid for outsourced medical specialists. Lease cost and rent, as a percentage of net operating revenues, remained consistent at 2.6% for the years ended December 31, 2023 and 2022. Pandemic relief funds, as a percentage of net operating revenues, were 0.0% for the year ended December 31, 2023, compared to (1.4)% for the same period in 2022.

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

Gain from early extinguishment of debt of $72 million was recognized during the year ended December 31, 2023, compared to a gain from early extinguishment of debt of $253 million in the same period in 2022, as a result of our refinancing activity during 2023 and 2022.

There was no gain from the CoreTrust Transaction during the year ended December 31, 2023. Gain from the CoreTrust Transaction of $119 million was recognized during the year ended December 31, 2022.

Equity in earnings of unconsolidated affiliates, as a percentage of net operating revenues, remained consistent at 0.1% for the years ended December 31, 2023 and 2022.

The net results of the above-mentioned changes resulted in income before income taxes decreasing $142 million to $207 million for the year ended December 31, 2023 from $349 million for the same period in 2022.

Our provision for income taxes for the years ended December 31, 2023 and 2022 was $191 million and $170 million, respectively, and the effective tax rates were 92.3% and 48.7% for the years ended December 31, 2023 and 2022, respectively. The increase in the provision for income taxes for the year ended December 31, 2023, compared to the same period in 2022, was primarily due to non-deductible goodwill related to divested hospitals in 2023 compared to 2022. The difference in our effective tax rate for the year ended

December 31, 2023, compared to the same period in 2022, was due to the aforementioned increase in the provision for income taxes and the decrease in income before taxes.

Net income, as a percentage of net operating revenues, was 0.1% for the year ended December 31, 2023, compared to 1.5% for the same period in 2022.

Net income attributable to noncontrolling interests, as a percentage of net operating revenues, was 1.2% for the year ended December 31, 2023, compared to 1.1% for the same period in 2022.

Net (loss) income attributable to Community Health Systems, Inc. was net loss of $(133) million for the year ended December 31, 2023, compared to net income of $46 million for the same period in 2022.

Liquidity and Capital Resources

2024 Compared to 2023

Net cash provided by operating activities was approximately $480 million for the year ended December 31, 2024, compared to $210 million for the year ended December 31, 2023. The increase in cash provided by operating activities is primarily due to increased collections of patient accounts receivable and lower cash paid for interest, partially offset by increased income tax payments. Total cash paid for interest decreased to approximately $741 million for the year ended December 31, 2024, from approximately $801 million for the year ended December 31, 2023. Cash paid for income taxes, net of refunds received, resulted in a net payment of $171 million and $91 million during the years ended December 31, 2024 and 2023, respectively.

Our net cash used in investing activities was approximately $275 million for the year ended December 31, 2024, compared to approximately $26 million for the year ended December 31, 2023, an increase of approximately $249 million. The increase in net cash used in investing activities during the year ended December 31, 2024, compared to the prior year, was impacted by a decrease of $258 million in cash proceeds from dispositions of hospitals and other ancillary operations and a decrease of $96 million in cash from the net impact of the purchases and sales of available-for-sale debt and equity securities, partially offset by a decrease of $107 million in cash used for the purchase of property and equipment.

Our net cash used in financing activities was $206 million for the year ended December 31, 2024, compared to $264 million for the year ended December 31, 2023, a decrease of $58 million. This was primarily due to the net impact of our debt borrowings and repayments during the year ended December 31, 2024, compared to the same period in 2023.

2023 Compared to 2022

Net cash provided by operating activities was approximately $210 million for the year ended December 31, 2023, compared to $300 million for the year ended December 31, 2022. The decrease in cash provided by operating activities is partially the result of the payment of accumulated benefits under the Company’s supplemental executive retirement plan, or SERP. Because securities are held in a rabbi trust to be used for the payment of SERP benefits, the aforementioned cash outflow is offset by inflows from sales of investments, which are reflected as a cash inflow from investing activities as noted below. Total cash paid for interest decreased to approximately $801 million for the year ended December 31, 2023, from approximately $835 million for the year ended December 31, 2022. Cash paid for income taxes, net of refunds received, resulted in a net payment of $91 million and $6 million during the years ended December 31, 2023 and 2022, respectively.

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

Our net cash used in financing activities was $264 million for the year ended December 31, 2023, compared to $430 million for the year ended December 31, 2022, a decrease of $166 million. This was primarily due to the net effect of our debt repayments, refinancing activities, and cash paid for deferred financing costs and other debt-related costs during the year ended December 31, 2023, compared to the same period in 2022.

Liquidity

Net working capital was approximately $956 million and $1.1 billion at December 31, 2024 and December 31, 2023, respectively. Net working capital decreased by approximately $110 million between December 31, 2023 and December 31, 2024. The decrease is primarily due to decreases in prepaid expenses and taxes and prepaid income taxes and increases in accrued interest, accrued liabilities for employee compensation and other current liabilities during the year ended December 31, 2024, partially offset by increases in patient accounts receivable and other current assets and decreases in current operating lease liabilities.

In addition to cash flows from operations, available sources of capital include amounts available under the asset-based loan (ABL) credit agreement, or the ABL Credit Agreement, as amended and restated on June 5, 2024, and anticipated access to public and private debt markets as well as proceeds from the disposition of hospitals or other investments such as our minority equity interests in various businesses, as applicable.

Pursuant to the ABL Credit Agreement, the lenders have extended to CHS/Community Health Systems, Inc., or CHS, a revolving asset-based loan facility. The maximum aggregate amount under the ABL Facility is $1.0 billion, subject to borrowing base capacity. At December 31, 2024, we had outstanding borrowings of $341 million and approximately $491 million of additional borrowing capacity (after taking into consideration $66 million of outstanding letters of credit) under the ABL Facility. Letters of credit were reduced during the year ended December 31, 2024 by $15 million, primarily in relation to a professional liability claim that was settled and funded during the year ended December 31, 2024. Principal amounts outstanding under the ABL Facility, if any, will be due and payable in full on June 5, 2029.

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

During the year ended December 31, 2024, the Company extinguished approximately $143 million principal value of the 5⅝% Senior Secured Notes due 2027 through open market repurchases utilizing cash on hand. An immaterial pre-tax and after-tax loss from early extinguishment resulted from these repurchases.

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

As of December 31, 2024, approximately $20 million of our outstanding debt of approximately $11.5 billion is due within the next 12 months and approximately 97% of our outstanding debt has a fixed rate of interest. Our debt as a percentage of total capitalization was 117% at December 31, 2024, compared to 111% at December 31, 2023.

Net proceeds from divestitures, if any, are expected to be used for general corporate purposes (including potential debt repayments and/or debt repurchases) and capital expenditures.

Challenging economic conditions may negatively impact our service mix, revenue mix, payor mix and patient volumes, as well as our ability to collect outstanding receivables. Any material increase in our billing cycles or deterioration in the collectability of our accounts receivable would adversely affect our cash flows and results of operations and may require an increased level of working capital.

We believe that our current levels of cash, internally generated cash flows and current levels of availability for additional borrowing under the ABL Facility, our anticipated continued access to the capital markets, and the use of proceeds from any potential future dispositions as noted above, will be sufficient to finance acquisitions, capital expenditures, working capital requirements, and any debt repurchases or other debt repayments we may elect to make or be required to make through the next 12 months and the foreseeable future thereafter. However, the then current macroeconomic conditions, financial and capital market conditions, and the then current interest rate environment may adversely impact our ability to refinance our indebtedness or otherwise access capital on favorable terms, or at all.

As noted above, during the years ended December 31, 2024 and 2023, we extinguished a portion of certain series of our outstanding notes through open market and privately negotiated repurchases, and we may elect from time to time to continue to purchase our outstanding debt in open market purchases, privately negotiated transactions or otherwise. Any such debt repurchases will depend upon prevailing market conditions, our liquidity requirements, contractual restrictions, applicable securities laws requirements, and other factors.

Capital Resources

Material cash requirements from known contractual and other obligations primarily consist of purchase obligations, long-term debt and related interest payments, operating leases, finance leasing and financing obligations, and capital expenditures related to routine capital, information systems infrastructure and applications, replacement or de novo construction projects and bed expansion projects, certain commitments and other investments. Refer to Notes 6, 9 and 16 of the Notes to Consolidated Financial Statements for amounts outstanding at December 31, 2024 related to long-term debt, and related interest payments, operating leases, finance leasing and financing obligations, and certain commitments.

Purchase obligations include supplies and third-party services purchased in the normal course of business. Open purchase orders total $146 million at December 31, 2024 and substantially all such amounts are due in the next 12 months. Other investments include, among other things, purchases of investments in unconsolidated affiliates which are expected to be incurred within the next 24 months.

Cash expenditures for purchases of facilities and other related businesses were approximately $25 million in 2024, $38 million in 2023 and $9 million in 2022. Our expenditures for the years ended December 31, 2024, 2023 and 2022, were primarily related to physician practices, clinics, ambulatory surgery centers and other ancillary businesses.

Capital expenditures relate primarily to expansion and renovation of existing facilities, construction of additional access points such as freestanding emergency departments and ambulatory surgery centers, investments in higher acuity service lines and information technology infrastructure, as well as routine expenditures for equipment, minor renovations and other upgrades. Capital expenditures for the year ended December 31, 2024 totaled $360 million compared to $467 million in 2023 and $415 million in 2022. Included in the capital expenditures for the year ended December 31, 2022, were costs to construct replacement hospitals totaling $17 million, primarily related to the construction of a replacement facility in Fort Wayne, Indiana.

Pursuant to a hospital purchase agreement from our March 1, 2016 acquisition of Northwest Health - Starke, formerly known as Starke Hospital, we committed to make an investment of up to $15 million toward the construction of a replacement facility in Knox, Indiana. Construction is required to be completed within five years of the date we enter into a new lease with Starke County, Indiana, the hospital lessor, or in the event we do not enter into a new lease with Starke County, construction shall be completed by September 30, 2026. We have not entered into a new lease with the lessor for Northwest Health - Starke.

In addition to the commitment to spend up to $15 million toward the construction of a replacement facility in Knox, Indiana, other off-balance sheet arrangements consist of letters of credit issued on the ABL Facility, primarily in support of potential insurance-related claims and specified outstanding bonds of approximately $66 million as well as approximately $9 million representing the maximum potential amount of future payments under physician recruiting guarantee commitments in excess of the liability recorded at December 31, 2024.

We expect total capital expenditures of approximately $350 million to $400 million in 2025.

Reimbursement, Legislative and Regulatory Changes

Ongoing legislative and regulatory efforts and judicial interpretations could reduce or otherwise adversely affect the payments we receive from Medicare and Medicaid and other payors. Within the statutory framework of the Medicare and Medicaid programs, there are substantial areas subject to administrative rulings, interpretations and discretion that are at times subject to court challenges, which may further affect payments made under those programs. We expect legal challenges to healthcare regulations and agency guidance, including those related to Medicare and Medicaid payment policies, to increase as a result of recent U.S. Supreme Court decisions as noted above. The increased potential for legal challenges may result in delays in and other impacts to the agency rulemaking process. Further, the federal and state governments may reduce the funds available under the Medicare and Medicaid programs, require repayment of previously received funds or require more stringent utilization and quality reviews of hospital facilities. Additionally, there may be a continued rise in managed care programs and further restructuring of the financing and delivery of healthcare in the United States. These events could adversely impact our future financial results. We cannot estimate the impact of Medicare and Medicaid reimbursement changes that have been enacted or otherwise determined or that are currently or may in the future be under consideration. We cannot predict whether additional reimbursement reductions will be made or whether any such changes or other restructuring of the financing and delivery of healthcare would have a material adverse effect on our business, financial conditions, results of operations, cash flow, capital resources and liquidity.

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

Due to the complexities involved in these estimates, actual payments we receive could be different from the amounts we estimate and record. If the actual contractual reimbursement percentage under government programs and managed care contracts differed by 1% at December 31, 2024 from our estimated reimbursement percentage, net loss for the year ended December 31, 2024 would have changed by approximately $100 million, and net accounts receivable at December 31, 2024 would have changed by $128 million. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues by an insignificant amount for each of the years ended December 31, 2024, 2023 and 2022.

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

Patient accounts receivable can be impacted by the effectiveness of our collection efforts and, as described in our significant accounting policies included in Note 1 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this Form 10-K, numerous factors may affect the net realizable value of accounts receivable. If the actual collection percentage differed by 1% at December 31, 2024 from our estimated collection percentage as a result of a change in expected recoveries, net loss for the year ended December 31, 2024 would have changed by $38 million, and net accounts receivable at December 31, 2024 would have changed by $49 million. We also continually review our overall reserve adequacy by monitoring historical cash collections as a percentage of trailing net operating revenues, as well as by analyzing current period net operating revenues and admissions by payor classification, days revenue outstanding, the composition of self-pay receivables between pure self-pay patients and the patient responsibility portion of third-party insured receivables and the impact of recent acquisitions and dispositions.

Our policy is to write-off gross accounts receivable if the balance is under $10 or when such amounts are placed with outside collection agencies. We believe this policy accurately reflects our ongoing collection efforts and is consistent with industry practices. We had approximately $1.6 billion and $1.7 billion at December 31, 2024 and 2023, respectively, being pursued by various outside collection agencies. We expect to collect less than 4%, net of estimated collection fees, of the amounts being pursued by outside collection agencies. As these amounts have been written-off, they are not included in our accounts receivable. Collections on amounts previously written-off are recognized as a recovery of net operating revenues when received. However, we take into consideration estimated collections of these future amounts written-off in determining the implicit price concessions used to measure the transaction price for the applicable portfolio of patient accounts receivable.

All of the following information is derived from our hospitals, excluding clinics, unless otherwise noted.

Patient accounts receivable from our hospitals represent approximately 98% of our total consolidated accounts receivable.

Days revenue outstanding, adjusted for the impact of receivables for state Medicaid supplemental payment programs and divested facilities, was 55 days and 58 days at December 31, 2024 and 2023, respectively.

Total gross accounts receivable (prior to allowance for contractual adjustments and implicit price concessions) was approximately $17.3 billion and $16.8 billion at December 31, 2024 and 2023, respectively. The approximate percentage of total gross accounts receivable (prior to allowance for contractual adjustments and implicit price concessions) summarized by payor and aging categories is as follows:

At December 31, 2024:
	% of Gross Receivables
Payor	0 - 90 Days	90 - 180 Days	180 - 365 Days	Over 365 Days
Medicare	10%	—%	—%	—%
Medicare Managed Care	16%	3%	3%	2%
Medicaid	6%	1%	1%	1%
Managed Care and other third-party payors	19%	3%	3%	3%
Self-Pay	7%	6%	8%	8%

At December 31, 2023:
	% of Gross Receivables
Payor	0 - 90 Days	90 - 180 Days	180 - 365 Days	Over 365 Days
Medicare	10%	1%	1%	—%
Medicare Managed Care	16%	3%	3%	2%
Medicaid	6%	1%	1%	1%
Managed Care and other third-party payors	18%	3%	3%	3%
Self-Pay	7%	6%	7%	8%

The approximate percentage of total gross accounts receivable (prior to allowances for contractual adjustments and implicit price concessions) summarized by payor type is as follows:

	December 31,
	2024	2023
Insured receivables	72.4%	72.1%
Self-pay receivables	27.6	27.9
Total	100.0%	100.0%

The combined total at our hospitals and clinics for the estimated implicit price concessions for self-pay accounts receivable and allowances for other self-pay discounts and contractuals, as a percentage of gross self-pay receivables, was approximately 90% and 91% at December 31, 2024 and 2023, respectively. If the receivables that have been written-off, but where collections are still being pursued by outside collection agencies, were included in both the allowances and gross self-pay receivables specified above, the percentage of combined allowances to total self-pay receivables would have been 93% at both December 31, 2024 and 2023.

Goodwill

At December 31, 2024, we had approximately $3.8 billion of goodwill recorded, all of which resides at our hospital operations reporting unit. Goodwill represents the excess of the fair value of the consideration conveyed in an acquisition over the fair value of net assets acquired. Goodwill is evaluated for impairment annually and when an event occurs or circumstances change that, more likely than not, reduce the fair value of the reporting unit below its carrying value. We performed our last annual goodwill impairment evaluation during the fourth quarter of 2024 using the October 31, 2024 measurement date, which indicated no impairment.

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

The net present value of the projected payments was discounted using weighted-average risk free rates of 3.7% in both 2024 and 2023, and 3.8% in 2022. This liability is adjusted for new claims information in the period such information becomes known to us. Professional liability expense includes the losses resulting from professional liability claims and loss adjustment expense, as well as excess insurance premiums, and is presented within other operating expenses in the accompanying consolidated statements of (loss) income.

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

For purposes of estimating our individual claim accruals, we utilize specific claim information, including the nature of the claim, the expected claim amount, the year in which the claim occurred and the laws of the jurisdiction in which the claim occurred. Once the case accruals for known claims are determined, information is stratified by loss layers and retentions, accident years, reported years and geography. Several actuarial methods are used to produce estimates of ultimate paid losses and reserves for incurred but not reported claims. Each of these methods uses our company-specific historical claims data and other information. Company-specific data includes information regarding our business, including historical paid losses and loss adjustment expenses, historical and current case loss reserves, actual and projected hospital statistical data, a variety of hospital census information, employed physician information, professional liability retentions for each policy year, geographic information and other data. Significant assumptions are made on the basis of the aforementioned information in estimating reserves for incurred but not reported claims. A 1% change in assumptions for either severity or frequency at December 31, 2024 would have increased or decreased the reserve by approximately $5 million to $10 million.

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

	Year Ended December 31,
	2024	2023	2022
Accrual for professional liability claims, beginning of year	$443	$467	$533
Liability for insured claims (1)	13	17	(5)
Expense (income) related to:
Current accident year	145	98	92
Prior accident years	170	69	19
Expense (income) from discounting	—	1	(18)
Total incurred loss and loss expense (2)	315	168	93
Paid claims and expenses related to:
Current accident year	—	—	—
Prior accident years	(198)	(209)	(154)
Total paid claims and expenses	(198)	(209)	(154)
Accrual for professional liability claims, end of year	$573	$443	$467

(1)
The liability for insured claims is recorded in the consolidated balance sheets with a corresponding insurance recovery receivable.
(2)
Total expense, including premiums for insured coverage, was $372 million in 2024, $208 million in 2023 and $132 million in 2022.

In the ordinary course of business, our expense with respect to professional liability claims, which is actuarially determined, is limited to amounts not covered by third-party insurance policies, which typically provide coverage for professional liability claims. During the year ended December 31, 2022, we experienced an increase in the amounts paid or expected to be paid to settle outstanding professional liability claims related to divested locations, compared to the same period in the prior year and to previous actuarially determined estimates. This resulted in a change in estimate of $15 million during the year ended December 31, 2022. During the year ended December 31, 2023, we experienced an increase in the amounts paid or expected to be paid to settle outstanding professional liability claims, compared to the same period in the prior year and to previous actuarially determined estimates due to adverse claim developments. During the year ended December 31, 2024, in connection with our periodic review of the professional liability claims accrual, we, with input from our third-party actuary, considered recent increases in the amounts paid to resolve outstanding professional liability claims arising in prior periods as well as recent increases in individual claim accruals for unresolved prior period claims. The emergence in the period of adverse developments, including from social inflationary pressures, impacted the actuarially determined estimate for the resolution of professional liability claims and resulted in an upward revision to the professional liability claims accrual estimate in the amount of $149 million during the year ended December 31, 2024, the majority of which increase in estimate related to divested locations. There were no other significant changes in our estimate of the reserve for professional liability claims during the years ended December 31, 2024, 2023 and 2022.

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

The total amount of unrecognized benefit that would impact the effective tax rate, if recognized, was $42 million at December 31, 2024. A total of $5 million of interest and penalties is included in the amount of liability for uncertain tax positions at December 31, 2024. It is our policy to recognize interest and penalties related to unrecognized benefits in our consolidated statements of (loss) income as income tax expense.

It is possible the amount of unrecognized tax benefit could change in the next 12 months as a result of a lapse of the statute of limitations and settlements with taxing authorities; however, we do not anticipate the change will have a material impact on our consolidated results of operations or consolidated financial position.

Our income tax return for the 2018 tax year has been effectively settled with the Internal Revenue Service in 2024. The settlement was not material to our consolidated results of operations or consolidated financial position. Our income tax return for the 2021 and 2022 tax years are under examination by the Internal Revenue Service. We believe the result of this examination will not be material to our consolidated results of operations or consolidated financial position.

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board issued Accounting Standards Update, or ASU, 2023-09, “Income Taxes (Topic 740), Improvements to Income Tax Disclosures.” This ASU establishes new requirements for the categorization and disaggregation of information in the rate reconciliation as well as for disaggregation of income taxes paid. Additionally, this ASU modifies and eliminates certain existing requirements for indefinitely reinvested foreign earnings and unrecognized tax benefits. This ASU is effective for annual periods beginning after December 15, 2024 and interim periods beginning after December 15, 2025. The amendments in this ASU should be applied on a prospective basis and early adoption is permitted. We are currently evaluating the impact that adoption of this ASU will have on our consolidated financial statements.

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

FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 that involve risk and uncertainties. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “thinks,” and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. A number of factors could affect the future results of the Company or the healthcare industry generally and could cause the Company’s expected results to differ materially from those expressed in this Form 10-K. These factors include, among other things:

•
general economic and business conditions, both nationally and in the regions in which we operate, including the impact in recent periods of challenging macroeconomic conditions and inflationary pressures, the current high interest rate environment, and current geopolitical instability, as well as the potential impact on us of political, financial, credit and capital conditions;
•
the impact of current and future healthcare public policy developments and possible changes to federal, state or local laws, regulations and policies affecting the healthcare industry, including changes affecting the structure of or funding for the Medicare and Medicaid programs;
•
changes by the federal and state governments to state Medicaid programs, including the extent and nature of structural and funding changes and manner in which any such changes are implemented, and other developments that affect the administration of health insurance exchanges or alter or reduce the provision of, or payment for, healthcare to state residents through legislation, regulation or otherwise;

•
changes related to health insurance enrollment, including those affecting the beneficiary enrollment process and the stability of health insurance exchanges, and the expiration of the temporarily enhanced subsidies available for individuals to purchase coverage through Affordable Care Act marketplaces;
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
•
our ability to enter into and maintain provider arrangements with payors and the terms of these arrangements, which may be further affected by the increasing consolidation of health insurers and managed care companies and vertical integration efforts involving payors and healthcare providers;
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
•
the effects related to the sequestration spending reductions pursuant to the Budget Control Act of 2011 and the potential for future deficit reduction legislation;
•
increases in the amount and risk of collectability of patient accounts receivable, including decreases in collectability which may result from, among other things, self-pay growth and difficulties in recovering payments for which patients are responsible, including co-pays and deductibles;
•
the efforts of insurers, healthcare providers, large employer groups and others to contain healthcare costs, including the trend toward value-based purchasing and increased reimbursement denials by insurers;
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
•
changes in medical or other technology;
•
any failure of key business functions, including our ability to realize the intended benefits of a new core enterprise resource planning system and the redesigned and consolidated processes which are supported by such system;
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
•
our ability to obtain adequate levels of insurance, including general liability, professional liability, cyber liability and directors’ and officers’ liability insurance;
•
timeliness of reimbursement payments received under government programs;
•
effects related to pandemics, epidemics, outbreaks of infectious diseases or other public health crises;
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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to changes in market value of marketable securities including debt and equity securities held by our wholly-owned captive insurance subsidiaries as well as securities held for certain deferred compensation plans. Available-for-sale debt securities are reported at fair value as determined by quoted market prices, with unrealized gains and losses reported as a separate component of stockholders’ deficit. Trading securities are reported at fair value with unrealized gains and losses included in earnings. There was no comprehensive income or loss resulting from unrealized gains or losses on marketable securities during the year ended December 31, 2024.

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

We are also exposed to market risk related to changes in interest rates, primarily as a result of the ABL Facility, which bears interest based on floating rates. At December 31, 2024, we had outstanding borrowings of $341 million under the ABL Facility.

The estimated fair value of our long-term debt, excluding finance leases, was approximately $9.9 billion at December 31, 2024. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities. Based on a hypothetical 1% increase in interest rates, the potential annualized reduction to future pre-tax earnings would be approximately $117 million. To mitigate the impact of fluctuations in interest rates, we generally target a majority of our debt portfolio to be maintained at fixed rates.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Community Health Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Community Health Systems, Inc. and subsidiaries (the “Companyˮ) as of December 31, 2024 and 2023, the related consolidated statements of (loss) income, comprehensive (loss) income, stockholders’ deficit, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statementsˮ). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2025 expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Given that auditing management’s estimate of self-pay price concessions was complex and judgmental due to the significant data inputs and subjective assumptions utilized in determining related amounts, performing audit procedures to evaluate whether the self-pay price concessions were appropriately recorded as of December 31, 2024, required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s estimate of implicit price concessions associated with self-pay accounts receivable included the following, among others:

•
We tested management’s internal controls that address the risks of material misstatement related to the Company’s estimation of implicit self-pay price concessions.
•
We evaluated management’s methodology and related assumptions, including cash collections, by comparing actual results to management’s historical estimates.
•
We developed an expectation for self-pay price concession by payor and compared it to the recorded balance.
•
We evaluated the appropriateness of the industry, economic, and Company factors that were used in determining the net realizable value of self-pay accounts receivable.

Professional Liability Claims — Refer to Note 16 to the financial statements

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

Given the subjectivity of estimating the projected settlement value of reported and unreported claims, performing audit procedures to evaluate whether professional liability claims were appropriately recorded as of December 31, 2024, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial specialists.

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
•
We tested the underlying data that served as the basis for the actuarial analysis, including historical claims, to test that the inputs to the actuarial estimate were reasonable.
•
With the assistance of our actuarial specialists, we developed independent estimates of the professional liability claims, including loss data and industry claim development factors, and compared our estimates to management’s estimates.

/s/ Deloitte & Touche LLP

Nashville, Tennessee
February 19, 2025

We have served as the Company’s auditor since 1996.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF (LOSS) INCOME

	Year Ended December 31,
	2024	2023	2022
	(In millions, except share and per share data)
Net operating revenues	$12,634	$12,490	$12,211
Operating expenses:
Salaries and benefits	5,418	5,415	5,330
Supplies	1,946	1,993	1,975
Other operating expenses	3,642	3,388	3,336
Lease cost and rent	299	319	317
Pandemic relief funds	—	—	(173)
Depreciation and amortization	486	505	534
Impairment and (gain) loss on sale of businesses, net	301	(87)	71
Total operating expenses	12,092	11,533	11,390
Income from operations	542	957	821
Interest expense, net of interest income of $3, $2 and $2 in 2024, 2023 and 2022, respectively	860	830	858
Gain from early extinguishment of debt	(25)	(72)	(253)
Gain from CoreTrust Transaction	—	—	(119)
Equity in earnings of unconsolidated affiliates	(10)	(8)	(14)
(Loss) income before income taxes	(283)	207	349
Provision for income taxes	79	191	170
Net (loss) income	(362)	16	179
Less: Net income attributable to noncontrolling interests	154	149	133
Net (loss) income attributable to Community Health Systems, Inc. stockholders	$(516)	$(133)	$46
(Loss) earnings per share attributable to Community Health Systems, Inc. stockholders:
Basic	$(3.90)	$(1.02)	$0.35
Diluted	$(3.90)	$(1.02)	$0.35
Weighted-average number of shares outstanding:
Basic	132,101,768	130,445,677	128,808,387
Diluted	132,101,768	130,445,677	130,060,319

See accompanying notes to the consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Year Ended December 31,
	2024	2023	2022
		(In millions)
Net (loss) income	$(362)	$16	$179
Other comprehensive income (loss), net of income taxes:
Net change in fair value of available-for-sale debt securities, net of tax of $0, $1 and $5 for the years ended December 31, 2024, 2023 and 2022, respectively	—	6	(17)
Amortization and recognition of unrecognized pension cost components, net of tax of $1, $0 and $3 for the years ended December 31, 2024, 2023 and 2022, respectively	4	1	10
Other comprehensive income (loss)	4	7	(7)
Comprehensive (loss) income	(358)	23	172
Less: Comprehensive income attributable to noncontrolling interests	154	149	133
Comprehensive (loss) income attributable to Community Health Systems, Inc. stockholders	$(512)	$(126)	$39

See accompanying notes to the consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023
	(In millions, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$37	$38
Patient accounts receivable (Note 1)	2,286	2,231
Supplies	331	328
Prepaid income taxes	53	76
Prepaid expenses and taxes	236	260
Other current assets	358	275
Total current assets	3,301	3,208
Property and equipment
Land and improvements	427	474
Buildings and improvements	5,658	5,951
Equipment and fixtures	3,075	3,086
Property and equipment	9,160	9,511
Less accumulated depreciation and amortization	(4,384)	(4,304)
Property and equipment, net	4,776	5,207
Goodwill	3,789	3,958
Deferred income taxes	13	29
Other assets, net of accumulated amortization of $1,501 and $1,518 at December 31, 2024 and 2023, respectively	2,175	2,053
Total assets	$14,054	$14,455
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$20	$21
Current operating lease liabilities	115	124
Accounts payable	913	912
Accrued liabilities:
Employee compensation	596	571
Accrued interest	222	160
Other	479	354
Total current liabilities	2,345	2,142
Long-term debt	11,432	11,466
Deferred income taxes	231	369
Long-term operating lease liabilities	535	563
Other long-term liabilities	828	739
Total liabilities	15,371	15,279
Redeemable noncontrolling interests in equity of consolidated subsidiaries	359	323
Commitments and contingencies (Note 16)
STOCKHOLDERS’ DEFICIT
Community Health Systems, Inc. stockholders’ deficit:
Preferred stock, $.01 par value per share, 100,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value per share, 300,000,000 shares authorized; 138,919,641 shares issued and outstanding at December 31, 2024, and 136,774,911 shares issued and outstanding at December 31, 2023	1	1
Additional paid-in capital	2,175	2,185
Accumulated other comprehensive loss	(10)	(14)
Accumulated deficit	(4,080)	(3,564)
Total Community Health Systems, Inc. stockholders’ deficit	(1,914)	(1,392)
Noncontrolling interests in equity of consolidated subsidiaries	238	245
Total stockholders’ deficit	(1,676)	(1,147)
Total liabilities and stockholders’ deficit	$14,054	$14,455

See accompanying notes to the consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

		Community Health Systems, Inc. Stockholders
	Redeemable Noncontrolling	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Interests	Shares	Amount	Capital	Loss	Deficit	Interests	Deficit
		(In millions, except share data)
Balance, December 31, 2021	$480	132,146,282	$1	$2,118	$(14)	$(3,477)	$82	$(1,290)
Comprehensive income (loss)	92	—	—	—	(7)	46	41	80
Contributions from noncontrolling interests	2	—	—	—	—	—	11	11
Distributions to noncontrolling interests	(80)	—	—	—	—	—	(45)	(45)
Purchase of subsidiary shares from noncontrolling interests	1	—	—	(6)	—	—	—	(6)
Noncontrolling interests in acquired entity	6	—	—	—	—	—	3	3
Adjustment to redemption value of redeemable noncontrolling interests	40	—	—	(40)	—	—	—	(40)
Cancellation of restricted stock for tax withholdings on vested shares	—	(828,952)	—	(8)	—	—	—	(8)
Issuance of common stock in connection with the exercise of stock options	—	56,500	—	—	—	—	—	—
Stock-based compensation	—	3,329,887	—	20	—	—	—	20
Balance, December 31, 2022	541	134,703,717	1	2,084	(21)	(3,431)	92	(1,275)
Comprehensive income (loss)	73	—	—	—	7	(133)	76	(50)
Contributions from noncontrolling interests	1	—	—	—	—	—	4	4
Distributions to noncontrolling interests	(72)	—	—	—	—	—	(69)	(69)
Purchase of subsidiary shares from noncontrolling interests	(7)	—	—	5	—	—	—	5
Other reclassifications of noncontrolling interests	(266)	—	—	121	—	—	142	263
Noncontrolling interests in acquired entity	10	—	—	—	—	—	—	—
Adjustment to redemption value of redeemable noncontrolling interests	43	—	—	(43)	—	—	—	(43)
Cancellation of restricted stock for tax withholdings on vested shares	—	(722,606)	—	(4)	—	—	—	(4)
Issuance of common stock in connection with the exercise of stock options	—	15,001	—	—	—	—	—	—
Stock-based compensation	—	2,778,799	—	22	—	—	—	22
Balance, December 31, 2023	323	136,774,911	1	2,185	(14)	(3,564)	245	(1,147)
Comprehensive income (loss)	58	—	—	—	4	(516)	96	(416)
Contributions from noncontrolling interests	1	—	—	—	—	—	—	—
Distributions to noncontrolling interests	(55)	—	—	—	—	—	(100)	(100)
Purchase of subsidiary shares from noncontrolling interests	34	—	—	(28)	—	—	—	(28)
Other reclassifications of noncontrolling interests	1	—	—	—	—	—	1	1
Disposition of less-than-wholly owned hospital	(4)	—	—	—	—	—	(4)	(4)
Noncontrolling interests in acquired entity	3	—	—	—	—	—	—	—
Adjustment to redemption value of redeemable noncontrolling interests	(2)	—	—	2	—	—	—	2
Cancellation of restricted stock for tax withholdings on vested shares	—	(657,876)	—	(1)	—	—	—	(1)
Stock-based compensation	—	2,802,606	—	17	—	—	—	17
Balance, December 31, 2024	$359	138,919,641	$1	$2,175	$(10)	$(4,080)	$238	$(1,676)

See accompanying notes to the consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Cash flows from operating activities:
Net (loss) income	$(362)	$16	$179
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	486	505	534
Deferred income taxes	(116)	35	165
Stock-based compensation expense	17	22	20
Impairment and (gain) loss on sale of businesses, net	301	(87)	71
Gain from early extinguishment of debt	(25)	(72)	(253)
Gain from CoreTrust Transaction	—	—	(119)
Other non-cash expenses, net	188	181	182
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Patient accounts receivable	(66)	(193)	22
Supplies, prepaid expenses and other current assets	(75)	(82)	(128)
Accounts payable, accrued liabilities and income taxes	137	(50)	(158)
Other	(5)	(65)	(215)
Net cash provided by operating activities	480	210	300
Cash flows from investing activities:
Acquisitions of facilities and other related businesses	(25)	(38)	(9)
Purchases of property and equipment	(360)	(467)	(415)
Proceeds from disposition of hospitals and other ancillary operations	174	432	89
Proceeds from sale of property and equipment	5	28	38
Purchases of available-for-sale debt securities and equity securities	(81)	(137)	(114)
Proceeds from sales of available-for-sale debt securities and equity securities	80	232	110
Purchases of investments in unconsolidated affiliates	(9)	(11)	(19)
Distribution of CoreTrust Transaction proceeds	—	—	121
Increase in other investments	(59)	(65)	(60)
Net cash used in investing activities	(275)	(26)	(259)
Cash flows from financing activities:
Repurchase of restricted stock shares for payroll tax withholding requirements	(1)	(4)	(8)
Deferred financing costs and other debt-related costs	(9)	(3)	(74)
Proceeds from noncontrolling investors in joint ventures	1	5	13
Redemption of noncontrolling investments in joint ventures	(3)	(1)	(5)
Distributions to noncontrolling investors in joint ventures	(155)	(141)	(125)
Other borrowings	25	39	48
Issuance of long-term debt	1,236	989	1,535
Proceeds from ABL Facility	3,763	3,176	542
Repayments of long-term indebtedness	(5,063)	(4,324)	(2,356)
Net cash used in financing activities	(206)	(264)	(430)
Net change in cash and cash equivalents	(1)	(80)	(389)
Cash and cash equivalents at beginning of period	38	118	507
Cash and cash equivalents at end of period	$37	$38	$118
Supplemental disclosure of cash flow information:
Interest payments	$(741)	$(801)	$(835)
Income tax payments, net of refunds	$(171)	$(91)	$(6)

See accompanying notes to the consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Business. Community Health Systems, Inc. is a holding company and operates no business in its own name. On a consolidated basis, Community Health Systems, Inc. and its subsidiaries (collectively the “Company”) own, lease and operate general acute care hospitals as well as outpatient facilities in communities across the country. At December 31, 2024, the Company’s subsidiaries own or lease 76 affiliated hospitals, with more than 11,000 beds, and operate more than 1,000 sites of care, including physician practices, urgent care centers, freestanding emergency departments, occupational medicine clinics, imaging centers, cancer centers and ambulatory surgery centers. Effective December 31, 2024, the count of affiliated hospitals was updated to separately distinguish facilities providing inpatient, acute-care services other than on the primary hospital campus. Throughout these notes to the consolidated financial statements, Community Health Systems, Inc. (the “Parent Company”) and its consolidated subsidiaries are referred to on a collective basis as the “Company.” This drafting style is not meant to indicate that the publicly-traded Parent Company or any particular subsidiary of the Parent Company owns or operates any asset, business, or property. The hospitals, operations and businesses described in this filing are owned and operated, and management services provided, by distinct and indirect subsidiaries of Community Health Systems, Inc.

At December 31, 2024, Indiana, Alabama, Texas and Florida represent the only areas of significant geographic concentration. Net operating revenues generated by the Company’s hospitals in Indiana, as a percentage of consolidated net operating revenues, were 16.7% in 2024, 17.1% in 2023, and 17.3% in 2022. Net operating revenues generated by the Company’s hospitals in Alabama, as a percentage of consolidated net operating revenues, were 15.4% in 2024, 14.4% in 2023, and 13.3% in 2022. Net operating revenues generated by the Company’s hospitals in Texas, as a percentage of consolidated net operating revenues, were 12.5% in 2024, 11.7% in 2023, and 11.7% in 2022. Net operating revenues generated by the Company’s hospitals in Florida, as a percentage of consolidated net operating revenues, were 9.6% in 2024, 11.1% in 2023, and 11.6% in 2022.

Use of Estimates. The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from these estimates under different assumptions or conditions.

Principles of Consolidation. The consolidated financial statements include the accounts of the Parent Company, its subsidiaries, all of which are controlled by the Parent Company through majority voting control, and variable interest entities for which the Company is the primary beneficiary. All intercompany accounts, profits and transactions have been eliminated. Noncontrolling interests in less-than-wholly-owned consolidated subsidiaries of the Parent Company are presented as a component of total equity in the consolidated balance sheets to distinguish between the interests of the Parent Company and the interests of the noncontrolling owners. Revenues, expenses and income from these subsidiaries are included in the consolidated amounts as presented in the consolidated statements of (loss) income, along with a net income measure that separately presents the amounts attributable to the controlling interests and the amounts attributable to the noncontrolling interests for each of the periods presented. Noncontrolling interests that are redeemable or may become redeemable at a fixed or determinable price at the option of the holder or upon the occurrence of an event outside of the control of the Company are presented in mezzanine equity in the consolidated balance sheets.

Reclassifications. Certain prior period amounts have been reclassified to conform to the current period presentation within these notes to the consolidated financial statements.

Cost of Revenue. Substantially all of the Company’s operating expenses are “cost of revenue” items. Operating expenses that could be classified as general and administrative by the Company would include the Company’s corporate office costs at its Franklin, Tennessee office, which were $304 million, $248 million and $229 million for the years ended December 31, 2024, 2023 and 2022, respectively. Included in these corporate office costs is stock-based compensation of $17 million, $22 million and $20 million for the years ended December 31, 2024, 2023 and 2022, respectively. The increase in corporate office costs during the year ended December 31, 2024, compared to the same period in 2023, is primarily due to the impact of certain non-recurring adjustments.

Cash Equivalents. The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents.

Supplies. Supplies, principally medical supplies, are stated at the lower of cost (first-in, first-out basis) or market.

Marketable Securities. The Company’s marketable securities consist of debt securities that are classified as trading or available-for-sale and equity securities. Available-for-sale debt securities are reported at fair value as determined by quoted market prices, with unrealized gains and losses reported as a separate component of stockholders’ deficit. Trading securities are reported at fair value with unrealized gains and losses included in earnings. Other comprehensive income (loss), net of tax, included unrealized gains of $6 million and an unrealized loss of $17 million during the years ended December 31, 2023 and 2022, respectively. There was no

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

comprehensive income or loss resulting from unrealized gains and losses on marketable securities for the year ended December 31, 2024.

Property and Equipment. Property and equipment are recorded at cost. Depreciation is recognized using the straight-line method over the estimated useful lives of the land and improvements (3 to 20 years), buildings and improvements (5 to 40 years) and equipment and fixtures (3 to 18 years). Costs capitalized as construction in progress were $88 million and $343 million at December 31, 2024 and 2023, respectively. Expenditures for renovations and other significant improvements are capitalized; however, maintenance and repairs which do not improve or extend the useful lives of the respective assets are charged to operations as incurred. Interest capitalized related to construction in progress was $17 million, $13 million and $9 million for the years ended December 31, 2024, 2023 and 2022, respectively. Purchases of property and equipment and internal-use software accrued in accounts payable and not yet paid were $129 million and $101 million at December 31, 2024 and 2023, respectively.

The Company also leases certain facilities and equipment under finance leases (see Note 9). Such assets are amortized on a straight-line basis over the lesser of the term of the lease or the remaining useful lives of the applicable assets. During the year ended December 31, 2024, the Company had non-cash investing activity of $3 million related to certain facility and equipment additions that were financed through finance leases and other debt.

Goodwill. Goodwill represents the excess of the fair value of the consideration conveyed in the acquisition over the fair value of net assets acquired. Goodwill arising from business combinations is not amortized. Goodwill is required to be evaluated for impairment at the same time every year and when an event occurs or circumstances change such that it is more likely than not that impairment may exist. The Company performs its annual testing of impairment for goodwill in the fourth quarter of each year. There was no goodwill impairment charge during the years ended December 31, 2024, 2023 and 2022 as a result of the Company’s annual impairment evaluation.

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

Revenue Recognition.

Net Operating Revenues

Net operating revenues are recorded at the transaction price estimated by the Company to reflect the total consideration due from patients and third-party payors in exchange for providing goods and services in patient care. These services are considered to be a single performance obligation and have a duration of less than one year. Revenues are recorded as these goods and services are provided. The transaction price, which involves significant estimates, is determined based on the Company’s standard charges for the goods and services provided, with a reduction recorded for price concessions related to third-party contractual arrangements as well as patient discounts and other patient price concessions. During each of the years ended December 31, 2024, 2023 and 2022, the impact of changes to the inputs used to determine the transaction price was considered immaterial.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s net operating revenues during the years ended December 31, 2024, 2023 and 2022 have been presented in the following table based on an allocation of the estimated transaction price with the patient between the primary patient classification of insurance coverage (in millions):

	Year Ended December 31,
	2024	2023	2022
Medicare	$2,282	$2,484	$2,547
Medicare Managed Care	2,242	2,103	1,968
Medicaid	1,870	1,790	1,807
Managed Care and other third-party payors	6,078	5,978	5,806
Self-pay	162	135	83
Total	$12,634	$12,490	$12,211

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

Final settlements for some payors and programs are subject to adjustment based on administrative review and audit by third parties. As a result of these final settlements, the Company has recorded amounts due to third-party payors of $125 million and $97 million at December 31, 2024 and 2023, respectively, and these amounts are included in accrued liabilities-other in the accompanying consolidated balance sheets. Amounts due from third-party payors were $161 million and $130 million at December 31, 2024 and 2023, respectively, and are included in other current assets in the accompanying consolidated balance sheets. Substantially all Medicare and Medicaid cost reports are final settled through 2020.

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

These charity care services are estimated to be $1.2 billion, $1.3 billion and $1.4 billion for the years ended December 31, 2024, 2023 and 2022, respectively, representing the value (at the Company’s standard charges) of these charity care services that are excluded from net operating revenues. The estimated cost incurred by the Company to provide these charity care services to patients who are unable to pay was approximately $117 million, $140 million and $166 million for the years ended December 31, 2024, 2023 and 2022, respectively. The estimated cost of these charity care services was determined using a ratio of cost to gross charges and applying that ratio to the gross charges associated with providing care to charity patients for the period.

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

Physician Income Guarantees. The Company enters into physician recruiting agreements under which it supplements physician income to a minimum amount over a period of time, typically one year, while the physicians establish themselves in the community. As part of the agreements, the physicians are committed to practice in the community for a period of time, typically three years, which extends beyond their income guarantee period. The Company records an asset and liability for the estimated fair value of minimum revenue guarantees on new agreements and the asset is amortized over the life of each respective agreement. Adjustments to the ultimate value of the guarantee paid to physicians are recognized in the period that the change in estimate is identified. At December 31, 2024 and 2023, the unamortized portion of these physician income guarantees was $8 million and $9 million, respectively, and is recorded in other assets in the consolidated balance sheets.

Concentrations of Credit Risk. The Company grants unsecured credit to its patients, most of whom reside in the service area of the Company’s facilities and are insured under third-party payor agreements. Because of the economic diversity of the Company’s facilities and non-governmental third-party payors, Medicare represents the only significant concentration of credit risk from payors. Accounts receivable, net of contractual allowances, from Medicare was $175 million and $194 million at December 31, 2024 and 2023, respectively, representing 5% and 6% of consolidated net accounts receivable at December 31, 2024 and 2023, respectively.

Accounting for the Impairment or Disposal of Long-Lived Assets. During the year ended December 31, 2024, the Company recorded a net expense of approximately $301 million, comprised of (i) an approximate $263 million impairment charge recorded to reduce the carrying value of several assets that were idled, disposed of or which were previously classified as held-for-sale, (ii) an approximate $34 million impairment charge recorded to reduce the carrying value of a hospital that was deemed held-for-sale based on the difference between carrying value of the hospital disposal group compared to the estimated fair value less costs to sell, and (iii) an approximate $8 million impairment charge to adjust the carrying value of long-lived assets at a hospital that was sold at a sales price below carrying value, partially offset by a gain of approximately $4 million related to the sale of one hospital. During the year ended December 31, 2024, approximately $111 million of goodwill was allocated from the hospital operations reporting unit associated with the disposal groups for which impairment charges or a gain on sale was recorded during the period.

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

Supplier Finance Program. The Company has an agreement with a third-party financial institution that allows participating suppliers the ability to finance payment obligations from the Company. The Company is not party to the agreements among suppliers and the third-party financial institution and does not receive compensation from this arrangement. The Company’s obligation to its suppliers, including amounts due and scheduled payment dates, are not impacted by the suppliers’ decision to finance amounts under the arrangement. The Company has not pledged assets as security or provided guarantees as part of this program. The Company’s outstanding payment obligations under the supplier finance program, which are included in accounts payable in the Company’s consolidated balance sheets, totaled $3 million, $3 million and $9 million at December 31, 2024, 2023 and 2022, respectively. Payment obligations under the program average approximately $25 million to $35 million per quarter and are timely settled such that the inflows into the program approximate the outflows in each period presented.

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

COVID-19 Pandemic. Throughout the acute phase of the COVID-19 pandemic that began in 2020, federal and state governments passed legislation, promulgated regulations and took other administrative actions intended to assist healthcare providers in providing care to COVID-19 and other patients during the public health emergency and to provide financial relief. Various stimulus laws, including the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) and the American Rescue Plan Act of 2021, among others, authorized significant funding to be distributed to eligible healthcare providers through the Public Health and Social Services Emergency Fund (the “PHSSEF”). PHSSEF payments were intended to compensate healthcare providers for lost revenues and incremental expenses incurred in response to the COVID-19 pandemic and are not required to be repaid, provided that recipients attest to and comply with certain terms and conditions, including audit and reporting requirements. Various state and local programs also exist to provide relief, either independently or through distribution of monies received via the CARES Act and other enacted federal legislation.

The Company received pandemic relief fund payments through various federal, state and local programs of approximately $161 million during the year ended December 31, 2022. Approximately $173 million was recognized as pandemic relief funds within the consolidated statements of (loss) income during the year ended December 31, 2022. The Company did not receive or recognize any significant level of payments or benefits under the CARES Act or other COVID-19 related stimulus and relief legislation during the years ended December 31, 2024 and 2023.

New Accounting Pronouncements. In December 2023, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740), Improvements to Income Tax Disclosures.” This ASU establishes new requirements for the categorization and disaggregation of information in the rate reconciliation as well as for disaggregation of income taxes paid. Additionally, this ASU modifies and eliminates certain existing requirements for indefinitely reinvested foreign earnings and unrecognized tax benefits. This ASU is effective for annual periods beginning after December 15, 2024 and interim periods beginning after December 15, 2025. The amendments in this ASU should be applied on a prospective basis and early adoption is permitted. The Company is currently evaluating the impact that adoption of this ASU will have on its consolidated financial statements.

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

The 2009 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code and for the grant of stock options which do not so qualify, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance-based shares or units and other share awards. Persons eligible to receive grants under the 2009 Plan include the Company’s directors, officers, employees and consultants. To date, all options granted under the 2009 Plan have been “nonqualified” stock options for tax purposes. Generally, these options vest in one-third increments on each of the first three anniversaries of the option grant date and expire on the tenth anniversary of the option grant date. The exercise price of all options granted under the 2009 Plan is equal to the fair value of the Company’s common stock on the option grant date. At December 31, 2024, 3,867,118 shares of unissued common stock were reserved for future grants under the 2009 Plan.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table reflects the impact of total compensation expense related to stock-based equity plans on the reported operating results for the respective periods (in millions):

	Year Ended December 31,
	2024	2023	2022
Effect on (loss) income before income taxes	$(17)	$(22)	$(20)
Effect on net (loss) income	$(13)	$(17)	$(15)

At December 31, 2024, $19 million of unrecognized stock-based compensation expense related to outstanding unvested stock options, restricted stock and RSUs (the terms of which are summarized below) was expected to be recognized over a weighted-average period of 19 months. Of that amount, $3 million related to outstanding unvested stock options was expected to be recognized over a weighted-average period of 18 months and $16 million related to outstanding unvested restricted stock and RSUs was expected to be recognized over a weighted-average period of 19 months. There were no modifications to awards during the years ended December 31, 2024, 2023 and 2022.

The fair value of stock options was estimated using the Black Scholes option pricing model with the following assumptions and weighted-average fair values during the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
Expected volatility	90.1%	87.3%	84.3% - 87.5%
Expected dividends	—	—	—
Expected term	6 years	6 years	3 - 6 years
Risk-free interest rate	4.3%	4.2%	1.5% - 1.6%

In determining the expected term, the Company examined concentrations of option holdings and historical patterns of option exercises and forfeitures, as well as forward-looking factors, in an effort to determine if there were any discernible employee populations. From this analysis, in determining the expected term for the years ended December 31, 2024 and 2023, the Company identified one population, consisting of persons receiving grants of stock options. Additionally, in determining the expected term for the year ended December 31, 2022, two populations were identified, one consisting of certain senior executives who have since retired as executive officers, and the other consisting of substantially all other recipients. The computation of expected term was performed using the simplified method for all stock options granted in the periods presented. The simplified method was used as a result of the Company determining that historical exercise data does not provide a reasonable basis for the expected term of its grants, due primarily to the limited number of stock option exercises that have occurred.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Options outstanding and exercisable under the 2009 Plan as of December 31, 2024, and changes during each of the years in the three-year period prior to December 31, 2024, were as follows (in millions, except share and per share data):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value as of December 31, 2024
Outstanding at December 31, 2021	2,301,753	$6.77
Granted	760,000	10.18
Exercised	(56,500)	4.97
Forfeited and cancelled	(173,502)	13.41
Outstanding at December 31, 2022	2,831,751	7.32
Granted	814,000	6.15
Exercised	(15,001)	4.95
Forfeited and cancelled	—	—
Outstanding at December 31, 2023	3,630,750	7.07
Granted	901,000	2.87
Exercised	—	—
Forfeited and cancelled	(41,000)	4.97
Outstanding at December 31, 2024	4,490,750	$6.24	6.9 years	$—
Exercisable at December 31, 2024	3,618,738	$6.81	6.4 years	$—

The weighted-average grant date fair value of stock options granted during the years ended December 31, 2024, 2023 and 2022, was $2.19, $4.61 and $7.25, respectively. The aggregate intrinsic value (calculated as the number of in-the-money stock options multiplied by the difference between the Company’s closing stock price on the last trading day of the reporting period ($2.99) and the exercise price of the respective stock options) in the table above represents the amount that would have been received by the option holders had all option holders exercised their options on December 31, 2024. This amount changes based on the market value of the Company’s common stock. There were no stock option exercises during the year ended December 31, 2024. The aggregate intrinsic value of options exercised during the years ended December 31, 2023 and 2022 was less than $1 million for both years. The aggregate intrinsic value of options vested and expected to vest approximates that of the outstanding options.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Restricted stock outstanding under the 2009 Plan as of December 31, 2024, and changes during each of the years in the three-year period prior to December 31, 2024, were as follows:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2021	4,995,314	$6.30
Granted	3,253,000	8.95
Vested	(2,561,575)	5.70
Forfeited	(145,674)	8.89
Unvested at December 31, 2022	5,541,065	8.53
Granted	2,746,000	6.04
Vested	(2,164,570)	6.85
Forfeited	(68,672)	8.16
Unvested at December 31, 2023	6,053,823	8.00
Granted	2,858,000	2.89
Vested	(2,211,906)	8.39
Forfeited	(190,672)	7.68
Unvested at December 31, 2024	6,509,245	5.63

RSUs have been granted to the Company’s non-management directors under the 2009 Plan. Each of the Company’s then serving non-management directors received grants under the 2009 Plan of 62,718 RSUs, 29,268 RSUs and 17,682 RSUs on March 1, 2024, 2023 and 2022, respectively. The March 2024, 2023 and 2022 grants each had a grant date fair value of approximately $180,000. In addition to the grants set forth above, on March 1, 2024 and 2023, the Chairman of the Board of Directors was awarded an additional grant of 92,334 RSUs and 43,089 RSUs, respectively, each with a grant date fair value of approximately $265,000, as additional compensation for serving as Chairman of the Board of Directors. Pursuant to the Company’s non-management director compensation program, on June 1, 2024, a new non-management director, who was elected to the Board of Directors at the Annual Meeting of the Company’s stockholders on May 7, 2024, received a grant of 62,718 RSUs (the same number of RSUs granted to the other non-management directors on March 1, 2024), which had a grant date fair value of approximately $248,000. Vesting of RSUs granted to non-management directors occurs in one-third increments on each of the first three anniversaries of the award date or upon the director’s earlier cessation of service on the Board of Directors, other than for cause. Each non-management director may elect, prior to the beginning of the calendar year in which the award is granted, to defer the receipt of shares of the Company’s common stock issuable upon vesting until either his or her (i) separation from service with the Company or (ii) attainment of an age specified in advance by the non-management director. A total of five directors elected to defer the receipt of shares of the Company’s common stock upon vesting of the RSUs granted on March 1, 2024 to a future date and the new non-management director elected to defer the receipt of shares of the Company’s common stock upon vesting of the RSUs granted on June 1, 2024 to a future date. A total of four directors elected to defer the receipt of shares of the Company’s common stock upon vesting of the RSUs granted on March 1, 2023 to a future date, and a total of three directors elected to defer the receipt of shares of the Company’s common stock upon vesting of the RSUs granted on March 1, 2022 to a future date.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

RSUs outstanding under the 2009 Plan as of December 31, 2024, and changes during each of the years in the three-year period prior to December 31, 2024, were as follows:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2021	486,598	$6.17
Granted	176,820	9.66
Vested	(151,058)	5.63
Forfeited	—	—
Unvested at December 31, 2022	512,360	7.54
Granted	365,037	6.15
Vested	(101,471)	7.75
Forfeited	—	—
Unvested at December 31, 2023	775,926	6.86
Granted	907,668	2.95
Vested	(135,278)	7.66
Forfeited	—	—
Unvested at December 31, 2024	1,548,316	4.49

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

During the years ended December 31, 2024, 2023 and 2022, one or more subsidiaries of the Company paid approximately $25 million, $38 million and $9 million, respectively, to acquire the operating assets and related businesses of certain physician practices, clinics, ambulatory surgery centers, urgent care centers and other ancillary businesses that operate within the communities served by the Company’s affiliated hospitals. During the year ended December 31, 2024, a majority of the amount paid related to the Company's purchase of a group of urgent care centers operating in and around Tucson, Arizona. During the year ended December 31, 2023, a majority of the amount paid related to the Company’s purchase of certain assets from American Physician Partners (“APP”). This transaction, which resulted in the Company recording a definite-lived intangible asset for the acquisition of an assembled workforce, was accounted for as an asset acquisition. In connection with these acquisitions, inclusive of the urgent care centers and APP, the Company allocated the purchase price to property and equipment, working capital, intangible assets, noncontrolling interests and goodwill.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Divestitures

The following table provides a summary of hospitals that the Company divested (or, in the case of Lutheran Rehabilitation Hospital, in which the Company sold a majority interest) during the years ended December 31, 2024, 2023 and 2022.

Hospital	Buyer	City, State	Licensed Beds	Effective Date
2024 Divestitures:
Tennova Healthcare - Cleveland	Hamilton Health Care Systems, Inc.	Cleveland, TN	351	August 1, 2024
Davis Regional Medical Center	Iredell Memorial Hospital	Statesville, NC	144	October 1, 2024

2023 Divestitures:
Greenbrier Valley Medical Center	Vandalia Health, Inc.	Ronceverte, WV	122	January 1, 2023
Plateau Medical Center	Vandalia Health, Inc.	Oak Hill, WV	25	April 1, 2023
Medical Center of South Arkansas	SARH Holdings, Inc.	El Dorado, AR	166	July 1, 2023
Lutheran Rehabilitation Hospital	Select Medical Corporation	Fort Wayne, IN	36	September 1, 2023
AllianceHealth Ponca City	Integris Health	Ponca City, OK	140	November 1, 2023
AllianceHealth Woodward	Integris Health	Woodward, OK	87	November 1, 2023
Bravera Health Brooksville	Tampa General Hospital	Brooksville, FL	120	December 1, 2023
Bravera Health Spring Hill	Tampa General Hospital	Spring Hill, FL	124	December 1, 2023
Bravera Health Seven Rivers	Tampa General Hospital	Crystal River, FL	128	December 1, 2023

2022 Divestitures:
AllianceHealth Seminole	SSM Health Care of Oklahoma, Inc.	Seminole, OK	32	July 1, 2022

Effective August 1, 2024, the Company completed the sale of Tennova Healthcare – Cleveland to Hamilton Health Care Systems, Inc. In addition to the base purchase price of approximately $160 million which was received at a preliminary closing on July 31, 2024, the Company is entitled to receive additional cash consideration contingent upon potential modifications to supplemental reimbursement programs as more specifically provided in the asset purchase agreement underlying the transaction. Such modifications are not complete as of December 31, 2024 and an estimate of consideration that may be received by the Company in 2025 has not been recognized.

On November 7, 2024, a subsidiary of the Company entered into a definitive agreement to sell its 50% interest in Merit Health Biloxi (153 licensed beds) in Biloxi, Mississippi, to an affiliate of Memorial Hospital of Gulfport, which had a preexisting 50% ownership interest in Merit Health Biloxi. This disposition was completed on February 1, 2025, as further described in Note 17.

On November 22, 2024, the Company entered into a definitive agreement to sell ShorePoint Health Port Charlotte (254 licensed beds) in Port Charlotte, Florida, certain assets of ShorePoint Health Punta Gorda (208 licensed beds) in Punta Gorda, Florida, and certain ancillary businesses related to such facilities to subsidiaries of Adventist Health System Sunbelt Healthcare Corporation. Due to the effects of Hurricane Helene and Hurricane Milton, the Punta Gorda hospital has indefinitely suspended inpatient operations.

On December 11, 2024, the Company entered into a definitive agreement to sell Lake Norman Regional Medical Center (123 licensed beds) in Mooresville, North Carolina, and related businesses, to Duke University Health System, Inc.

The hospitals for which definitive agreements had been reached but for which the sale was not complete, were classified as held-for-sale at December 31, 2024.

The following table discloses amounts included in the consolidated balance sheet for hospitals classified as held-for-sale as of December 31, 2024 and 2023 (in millions). Other current assets primarily includes patient accounts receivable and prepaid expenses. Other assets, net, primarily includes the net property and equipment and goodwill for the hospitals held-for-sale. Accrued liabilities primarily includes lease obligations for the hospitals held-for-sale. No divestitures or potential divestitures meet the criteria for reporting as a discontinued operation at December 31, 2024, 2023, or 2022.

	December 31,
	2024	2023
Other current assets	$28	$6
Other assets, net	395	218
Accrued liabilities	(43)	(13)

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

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2024 and 2023 are as follows (in millions):

Balance, beginning balance	2024	2023
Goodwill	$6,772	$6,980
Accumulated impairment losses	(2,814)	(2,814)
	3,958	4,166
Goodwill acquired as part of acquisitions during current year	24	23
Goodwill allocated to hospitals divested or held-for-sale	(193)	(231)

Balance, end of year
Goodwill	6,603	6,772
Accumulated impairment losses	(2,814)	(2,814)
	$3,789	$3,958

Goodwill allocated to hospitals divested or held-for-sale reflects the net activity of changing the classification of entities as held-and-used or held-for-sale during the year ended December 31, 2024.

Goodwill is allocated to each identified reporting unit, which is defined as an operating segment or one level below the operating segment (referred to as a component of the entity). Management has determined that the Company’s operating segment meets the criteria to be classified as a reporting unit. At December 31, 2024, after giving effect to the 2024 acquisition and divestiture activity, the Company had approximately $3.8 billion of goodwill recorded.

Goodwill is evaluated for impairment annually and when an event occurs or circumstances change that, more likely than not, reduce the fair value of the reporting unit below its carrying value. The Company performed its last annual goodwill impairment evaluation during the fourth quarter of 2024 using an October 31, 2024 measurement date, which indicated no impairment.

The Company estimates the fair value of the reporting unit using both a discounted cash flow model as well as a market multiple model. The cash flow forecasts are adjusted by an appropriate discount rate based on the Company’s estimate of a market participant’s weighted-average cost of capital. These models are both based on the Company’s best estimate of future revenues and operating expenses and are reconciled to the Company’s consolidated market capitalization, with consideration of the amount a potential acquirer would be required to pay, in the form of a control premium, in order to gain sufficient ownership to set policies, direct operations and control management decisions.

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

Intangible Assets

During the years ended December 31, 2024 and 2023, the Company acquired goodwill as well as definite-lived intangible assets for the acquisition of assembled workforces. The gross carrying amount of the Company’s other intangible assets subject to amortization was $28 million and $27 million at December 31, 2024 and 2023, respectively, and the net carrying amount was $15 million and $20 million at December 31, 2024 and 2023, respectively. The carrying amount of the Company’s other intangible assets not subject to amortization was $38 million and $41 million at December 31, 2024 and 2023, respectively. Other intangible assets are included in other assets, net on the Company’s consolidated balance sheets. The Company’s intangible assets include an assembled workforce and various contract-based intangible assets related to operating licenses, management contracts, or non-compete agreements entered into in connection with prior acquisitions.

The weighted-average remaining amortization period for the intangible assets subject to amortization is approximately two years. There are no expected residual values related to these intangible assets. Amortization expense on these intangible assets was $9 million, $5 million and $1 million during the years ended December 31, 2024, 2023 and 2022, respectively. Amortization expense on intangible assets is estimated to be $9 million, $5 million and $1 million in 2025, 2026 and 2027, respectively.

The gross carrying amount of capitalized software for internal use was approximately $982 million and $959 million at December 31, 2024 and 2023, respectively, and the net carrying amount was approximately $119 million and $144 million at December 31, 2024 and 2023, respectively. The estimated amortization period for capitalized internal-use software is generally three years. There is no expected residual value for capitalized internal-use software. At December 31, 2024, there were approximately $90 million of capitalized costs for internal-use software that is currently in the development stage and will begin amortization once the software project is complete and ready for its intended use. Amortization expense on capitalized internal-use software was $80 million, $80 million and $85 million during the years ended December 31, 2024, 2023 and 2022, respectively. Amortization expense on capitalized internal-use software is estimated to be $51 million in 2025, $39 million in 2026, $17 million in 2027, $10 million in 2028, $2 million in 2029 and less than $1 million thereafter.

5. INCOME TAXES

The provision for income taxes consists of the following (in millions):

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$182	$149	$—
State	13	7	5
	195	156	5
Deferred:
Federal	(125)	(5)	166
State	9	40	(1)
	(116)	35	165
Total provision for income taxes for income	$79	$191	$170

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table reconciles the differences between the statutory federal income tax rate and the effective tax rate (dollars in millions):

	Year Ended December 31,
	2024		2023		2022
	Amount	%	Amount	%	Amount	%
Provision for income taxes at statutory federal rate	$(60)	21.0%	$44	21.0%	$73	21.0%
State income taxes, net of federal income tax benefit	17	(5.9)	37	17.9	3	0.8
Net income attributable to noncontrolling interests	(32)	11.3	(31)	(14.9)	(28)	(8.0)
Change in valuation allowance	144	(50.9)	88	42.5	122	34.9
Change in uncertain tax position	6	(2.0)	10	4.9	—	—
Nondeductible goodwill	15	(5.3)	29	14.1	—	—
Amended return adjustments	—	—	9	4.3	—	—
Change in tax refunds	(11)	3.9	—	—	—	—
Permanent differences	7	(2.5)	4	1.9	2	0.6
Provision to return	(6)	2.1	1	0.6	(1)	(0.3)
Other	(1)	0.4	—	—	(1)	(0.3)
Provision for income taxes and effective tax rate for income	$79	(27.9)%	$191	92.3%	$170	48.7%

The Company’s effective tax rates were (27.9)%, 92.3% and 48.7% for the years ended December 31, 2024, 2023 and 2022, respectively. The decrease in the Company’s effective tax rate for the year ended December 31, 2024, when compared to the year ended December 31, 2023, was primarily due to a decrease in non-deductible goodwill related to divested hospitals and a decrease in (loss) income before income taxes in 2024 compared to 2023. The decrease in the Company’s effective tax rate for the year ended December 31, 2023, when compared to the year ended December 31, 2022, was primarily due to non-deductible goodwill related to hospitals divested in 2023 and a decrease in income before taxes.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Deferred income taxes are based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities under the provisions of the enacted tax laws. Deferred income taxes at December 31, 2024 and 2023 consist of (in millions):

	December 31,
	2024		2023
	Assets	Liabilities	Assets	Liabilities
Net operating loss and credit carryforwards	$615	$—	$533	$—
Property and equipment	—	261	—	326
Self-insurance liabilities	34	—	16	—
Prepaid expenses	—	28	—	30
Intangibles	—	142	—	163
Investments in unconsolidated affiliates	—	81	—	72
Other liabilities	—	5	—	7
Long-term debt and interest	7	—	32	—
Accounts receivable	54	—	16	—
IRC Section 163(j) interest limitation	682	—	582	—
Accrued vacation	18	—	19	—
Accrued bonus	31	—	27	—
Other comprehensive income	2	—	4	—
Right-of-use assets	—	128	—	165
Right-of-use liability	136	—	173	—
Stock-based compensation	2	—	4	—
Deferred compensation	41	—	38	—
IRC Section 481(a) adjustments	—	—	—	57
Other	23	—	19	—
Total	1,645	645	1,463	820
Valuation allowance	(1,218)	—	(983)	—
Total deferred income taxes	$427	$645	$480	$820

The Company believes that the net deferred tax assets will ultimately be realized, except as noted below. Its conclusion is based on its estimate of future taxable income and the expected timing of temporary difference reversals. The Company has gross federal net operating loss carryforwards of approximately $176 million and state net operating loss carryforwards of approximately $10.8 billion, which expire from 2025 through 2044. The Company’s tax affected federal and state net operating loss and credit carryforwards are approximately $37 million and $578 million, respectively. A valuation allowance of approximately $1.2 billion has been recognized for federal and state net operating loss carryforwards, state credit carryforwards and federal and state deferred tax assets that the Company does not expect to be able to realize. With respect to the deferred tax liability pertaining to intangibles, as included above, goodwill purchased in connection with certain of the Company’s business acquisitions is amortizable for income tax reporting purposes. However, for financial reporting purposes, there is no corresponding amortization allowed with respect to such purchased goodwill.

The valuation allowance for federal and state jurisdictions where the Company concluded that the associated deferred tax assets would not be realized increased by $144 million and $91 million, respectively, for the year ended December 31, 2024, and increased by $88 million and $66 million, respectively, for the year ended December 31, 2023.

The total amount of unrecognized benefit that would affect the effective tax rate, if recognized, was $42 million as of December 31, 2024. A total of $5 million of interest and penalties is included in the amount of the liability for uncertain tax positions at December 31, 2024. It is the Company’s policy to recognize interest and penalties related to unrecognized benefits in its consolidated statements of (loss) income as income tax expense.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a tabular reconciliation of the total amount of unrecognized tax benefit for the years ended December 31, 2024, 2023 and 2022 (in millions):

	Year Ended December 31,
	2024	2023	2022
Unrecognized tax benefit, beginning of year	$58	$50	$42
Gross increases — tax positions in current period	3	9	8
Reductions — tax positions in prior period	—	(1)	—
Settlements	(9)	—	—
Unrecognized tax benefit, end of year	$52	$58	$50

The Company’s income tax return for the 2018 tax year has been effectively settled with the Internal Revenue Service in 2024. The settlement was not material to the Company’s consolidated results of operations or consolidated financial position. The Company’s income tax return for the 2021 and 2022 tax years are under examination by the Internal Revenue Service. The Company believes the result of this examination will not be material to its consolidated results of operations or consolidated financial position.

Cash paid for income taxes, net of refunds received, was $171 million, $91 million and $6 million during the years ended December 31, 2024, 2023 and 2022, respectively.

6. LONG-TERM DEBT

Long-term debt, net of unamortized debt issuance costs and discounts or premiums, consists of the following (in millions):

	December 31,
	2024	2023
8% Senior Secured Notes due 2026	$—	$1,116
8% Senior Secured Notes due 2027	700	700
5⅝% Senior Secured Notes due 2027	1,757	1,900
6⅞% Senior Notes due 2028	626	756
6% Senior Secured Notes due 2029	644	644
5¼% Senior Secured Notes due 2030	1,535	1,535
4¾% Senior Secured Notes due 2031	1,058	1,058
10⅞% Senior Secured Notes due 2032	2,225	1,000
6⅞% Junior-Priority Secured Notes due 2029	1,244	1,244
6⅛% Junior-Priority Secured Notes due 2030	1,227	1,227
ABL Facility	341	247
Finance lease and financing obligations	343	366
Other	24	32
Less: Unamortized deferred debt issuance costs	(272)	(338)
Total debt	11,452	11,487
Less: Current maturities	(20)	(21)
Total long-term debt	$11,432	$11,466

8% Senior Secured Notes due 2027

On November 19, 2019, CHS/Community Health Systems, Inc. (“CHS”) issued approximately $700 million aggregate principal amount of the 8% Senior Secured Notes due December 15, 2027 (the “8% Senior Secured Notes due 2027”) in connection with the 2019 Exchange Offer. No cash proceeds were received from the 2019 Exchange Offer. The 8% Senior Secured Notes due 2027 bear interest at a rate of 8.000% per annum, payable semi-annually in arrears on June 15 and December 15 of each year. Interest on the 8% Senior Secured Notes due 2027 accrues from the initial issuance date of the 8% Senior Secured Notes due 2027. Interest is calculated on the basis of a 360-day year comprised of 12 30-day months. The 8% Senior Secured Notes due 2027 are scheduled to mature on December 15, 2027. The 8% Senior Secured Notes due 2027 are unconditionally guaranteed on a senior-priority secured basis by the Company and each of CHS’ current and future domestic subsidiaries that provide guarantees under the ABL Facility, any capital market debt securities of CHS (including CHS᾿ outstanding senior notes) and certain other long-term debt of CHS.

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

During the year ended December 31, 2024, the Company extinguished approximately $143 million principal value of the 5⅝% Senior Secured Notes due 2027 through open market repurchases utilizing cash on hand.

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

Proceeds from the offering of the Tack-On Notes, together with cash on hand, were used to redeem all $1.116 billion of the outstanding 8.000% Senior Secured Notes due 2026, to fund repurchases of the Company’s 6⅞% Senior Notes due 2028 as noted below, to pay related fees and expenses and for general corporate purposes. Approximately $98 million of the proceeds from the Tack-On Notes, was also used to extinguish $130 million principal value of the Company’s 6⅞% Senior Notes due 2028 in a privately negotiated transaction.

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

During the years ended December 31, 2024, 2023 and 2022, the Company extinguished a portion of certain series of its outstanding notes through open market repurchases, and privately negotiated repurchases with a limited number of holders, as follows (in millions):

	December 31,
	2024	2023	2022
5⅝% Senior Secured Notes due 2027	$143	$—	$—
6⅞% Senior Notes due 2028	130	—	11
6% Senior Secured Notes due 2029	—	256	—
4¾% Senior Secured Notes due 2031	—	—	37
6⅞% Junior-Priority Secured Notes due 2029	—	142	389
6⅛% Junior-Priority Secured Notes due 2030	—	4	208
Total principal amount of debt extinguished	$273	$402	$645

Financing and repayment transactions discussed above, including open market and privately negotiated repurchases, resulted in a pre-tax and after-tax gain from early extinguishment of debt of $25 million and $27 million, respectively, for the year ended December 31, 2024, a pre-tax and after-tax gain from early extinguishment of debt of $72 million and $61 million, respectively, for the year ended December 31, 2023, a pre-tax and after-tax loss from early extinguishment of $253 million and $208 million, respectively, for the year ended December 31, 2022.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

ABL Facility

On June 5, 2024, the Company and CHS entered into an amendment and restatement agreement (the “Amendment”) to refinance and replace the amended and restated asset-based loan (“ABL”) credit agreement (the “ABL Credit Agreement” and, as amended by the Amendment, the “Amended and Restated ABL Credit Agreement”), dated as of November 22, 2021, with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders and other agents party thereto. Pursuant to the Amended and Restated ABL Credit Agreement, the lenders have extended to CHS a revolving asset-based loan facility (the “ABL Facility”) in the maximum aggregate principal amount of $1.0 billion, subject to borrowing base capacity. The ABL Facility includes borrowing capacity available for letters of credit of $200 million. CHS and all domestic subsidiaries of CHS that guarantee CHS’ other outstanding senior and senior secured indebtedness guarantee the obligations of CHS under the ABL Facility. Subject to certain exceptions, all obligations under the ABL Facility and the related guarantees are secured by a perfected first-priority security interest in substantially all of the receivables, deposit, collection and other accounts and contract rights, books, records and other instruments related to the foregoing of the Company, CHS and the guarantors, as well as a perfected junior-priority security interest in substantially all of the other assets of the Company, CHS and the guarantors, subject to customary exceptions and intercreditor arrangements. At December 31, 2024, the Company had outstanding borrowings of $341 million and approximately $491 million of additional borrowing capacity (after taking into consideration the $66 million of outstanding letters of credit) under the ABL Facility. The issued letters of credit were primarily in support of potential insurance-related claims and certain bonds. Letters of credit were reduced during the year ended December 31, 2024 by $15 million, primarily in relation to a professional liability claim that was settled and funded during the year ended December 31, 2024.

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

Principal amounts outstanding under the ABL Facility will be due and payable in full on June 5, 2029. The ABL Facility includes a 91-day springing maturity applicable if more than $350 million in the aggregate principal amount of the 5⅝% Senior Secured Notes due 2027 or any indebtedness incurred to refinance the foregoing are scheduled to mature or similarly become due on a date prior to June 5, 2029. In such event, principal amounts outstanding under the ABL Facility will be accelerated and all amounts outstanding under the ABL Facility will become immediately due and payable.

The ABL Facility contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the Company’s ability, subject to certain exceptions, to, among other things (1) declare dividends, make distributions or redeem or repurchase capital stock, (2) prepay, redeem or repurchase other debt, (3) incur liens or grant negative pledges, (4) make loans and investments and enter into acquisitions and joint ventures, (5) incur additional indebtedness or provide certain guarantees, (6) engage in mergers, acquisitions and asset sales, (7) conduct transactions with affiliates, (8) alter the nature of the Company’s, CHS’ or the guarantors’ businesses, (9) grant certain guarantees with respect to physician practices, (10) engage in sale and leaseback transactions or (11) change the Company’s fiscal year. The Company is also required to comply with a consolidated fixed coverage ratio, upon certain triggering events described below, and various affirmative covenants. The consolidated fixed coverage ratio is calculated as the ratio of (x) consolidated EBITDA (as defined in the ABL Facility) less capital expenditures to (y) the sum of consolidated interest expense (as defined in the ABL Facility), scheduled principal payments, income taxes and restricted payments made in cash or in permitted investments. For purposes of calculating the consolidated fixed charge coverage ratio, the calculation of consolidated EBITDA as defined in the ABL Facility is a trailing 12-month calculation that begins with the Company’s consolidated net income, with certain adjustments for interest, taxes, depreciation and amortization, net income attributable to noncontrolling interests, stock compensation expense, restructuring costs, and the financial impact of other non-cash or non-recurring items recorded during any such 12-month period. The consolidated fixed charge coverage ratio is a required covenant only in periods where the total borrowings outstanding under the ABL Facility reduce the amount available in the facility to less than the greater of (i) $95 million or (ii) 10% of the calculated borrowing base. As a result, in the event the Company has less than $95 million available under the ABL Facility, the Company would need to comply with the consolidated fixed charge coverage ratio. At December 31, 2024, the Company is not subject to the consolidated fixed charge coverage ratio as such triggering event had not occurred during the year ended December 31, 2024.

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

At December 31, 2024, the scheduled maturities of long-term debt outstanding, including finance lease and financing obligations for each of the next five years and thereafter are as follows (in millions):

Year Ending December 31,	Amount
2025	$20
2026	10
2027	2,466
2028	635
2029	2,237
Thereafter	6,356
Total maturities	11,724
Less: Deferred debt issuance costs	(272)
Total long-term debt	$11,452

The Company paid interest of approximately $741 million, $801 million and $835 million on borrowings during the years ended December 31, 2024, 2023 and 2022, respectively.

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments has been estimated by the Company using available market information at December 31, 2024 and 2023, and valuation methodologies considered appropriate. The estimates presented in the table below are not necessarily indicative of amounts the Company could realize in a current market exchange (in millions):

	December 31, 2024		December 31, 2023
	Carrying	Estimated Fair	Carrying	Estimated Fair
	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	$37	$37	$38	$38
Investments in equity securities	69	69	69	69
Available-for-sale debt securities	192	192	182	182
Trading securities	5	5	5	5
Liabilities:
8% Senior Secured Notes due 2026	—	—	1,109	1,114
8% Senior Secured Notes due 2027	696	700	695	679
5⅝% Senior Secured Notes due 2027	1,722	1,686	1,847	1,767
6⅞% Senior Notes due 2028	622	457	750	470
6% Senior Secured Notes due 2029	626	577	622	580
5¼% Senior Secured Notes due 2030	1,468	1,261	1,458	1,287
4¾% Senior Secured Notes due 2031	1,054	822	1,054	834
10⅞% Senior Secured Notes due 2032	2,212	2,299	982	1,047
6⅞% Junior-Priority Secured Notes due 2029	1,175	940	1,162	812
6⅛% Junior-Priority Secured Notes due 2030	1,175	842	1,167	781
ABL Facility and other debt	359	359	275	275

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

In instances where the determination of the fair value hierarchy measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment of factors specific to the asset or liability. Transfers between levels within the fair value hierarchy are recognized by the Company on the date of the change in circumstances that requires such transfer. There were no transfers between levels during the years ended December 31, 2024 or 2023.

The following table sets forth, by level within the fair value hierarchy, the financial assets recorded at fair value on a recurring basis at December 31, 2024 and 2023 (in millions):

	December 31, 2024	Level 1	Level 2	Level 3
Investments in equity securities	$69	$69	$—	$—
Available-for-sale debt securities	192	—	192	—
Trading securities	5	—	5	—
Total assets	$266	$69	$197	$—

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2023	Level 1	Level 2	Level 3
Investments in equity securities	$69	$69	$—	$—
Available-for-sale debt securities	182	—	182	—
Trading securities	5	—	5	—
Total assets	$256	$69	$187	$—

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

Supplemental information regarding the Company’s available-for-sale debt securities (all of which had no withdrawal restrictions) is set forth in the table below (in millions):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Values
At December 31, 2024:
Government	$125	$—	$(11)	$114
Corporate	72	—	(5)	67
Mortgage and asset-backed securities	11	—	—	11
Total available-for-sale debt securities	$208	$—	$(16)	$192

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Values
At December 31, 2023:
Government	$118	$—	$(10)	$108
Corporate	65	—	(6)	59
Mortgage and asset-backed securities	16	—	(1)	15
Total available-for-sale debt securities	$199	$—	$(17)	$182

At December 31, 2024 and 2023, investments with aggregate estimated fair values of approximately $141 million (274 investments) and $145 million (306 investments), respectively, generated the gross unrealized losses disclosed in the above table. At each reporting date, the Company performs an evaluation of impaired securities to determine if the unrealized losses are other-than-temporary. This evaluation considers a number of factors including, but not limited to, the length of time and extent to which the fair value has been less than cost, and management’s ability and intent to hold the securities until fair value recovers. Based on the results of this evaluation, management concluded that at December 31, 2024, there were no other-than-temporary losses related to available-for-sale debt securities. The recent declines in value of the securities and/or length of time they have been below cost, as well as the Company’s ability and intent to hold the securities for a reasonable period of time sufficient for a projected recovery of fair value, have caused management to conclude that the securities, that have generated gross unrealized losses, were not other-than-temporarily impaired. Management will continue to monitor and evaluate the recoverability of the Company’s available-for-sale debt securities.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The contractual maturities of debt-based securities held by the Company at December 31, 2024 and 2023, excluding mutual fund holdings, are set forth in the table below (in millions). Expected maturities will differ from contractual maturities because the issuers of the debt securities may have the right to prepay their obligations without prepayment penalties.

	December 31, 2024		December 31, 2023
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Values	Cost	Fair Values
Within 1 year	$19	$19	$19	$19
After 1 year and through year 5	82	80	63	62
After 5 years and through year 10	58	54	63	57
After 10 years	49	39	54	44

Gross realized gains and losses on sales of available-for-sale debt securities are summarized in the table below (in millions):

	Year Ended December 31,
	2024	2023	2022
Realized gains	$—	$—	$—
Realized losses	(1)	(2)	(2)

Other investment income, which includes interest and dividends, related to all investment securities was $8 million, $7 million and $6 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Net losses and gains recognized during the years ended December 31, 2024, 2023 and 2022 for investments in equity securities, which are broken out between investments sold during the year and investments held at the end of the year, are summarized in the table below (in millions):

	Year Ended December 31,
	2024	2023	2022
Net gains and (losses) recognized during the year on equity securities	$8	$11	$(28)
Less: Net gains and (losses) recognized during the year on equity securities sold during the year	2	(5)	(2)
Unrealized gains and (losses) recognized during the year on equity securities held at the end of year	$6	$16	$(26)

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The components of lease cost and rent expense for the years ended December 31, 2024, 2023 and 2022 are as follows (in millions):

	Year Ended December 31,
Lease Cost	2024	2023	2022
Operating lease cost:
Operating lease cost	$185	$211	$211
Short-term rent expense	90	90	87
Variable lease cost	29	23	24
Sublease income	(5)	(5)	(5)
Total operating lease cost	$299	$319	$317
Finance lease cost:
Amortization of ROU assets	$10	$13	$13
Interest on finance lease liabilities	14	13	15
Total finance lease cost	$24	$26	$28

Supplemental balance sheet information related to leases was as follows (in millions):

	Balance Sheet Classification	December 31, 2024	December 31, 2023
Operating Leases:
Operating Lease ROU Assets	Other assets, net	$623	$665

Finance Leases:
Finance Lease ROU Assets	Property and equipment
	Land and improvements	$—	$—
	Buildings and improvements	235	246
	Equipment and fixtures	9	10
	Property and equipment	244	256
	Less: accumulated depreciation and amortization	(63)	(55)
	Property and equipment, net	$181	$201

Current finance lease liabilities	Current maturities of long-term debt	$2	$2
Long-term finance lease liabilities	Long-term debt	193	214

Supplemental cash flow information related to leases for the years ended December 31, 2024, 2023 and 2022 are as follows (in millions):

	Year Ended December 31,
Cash flow information	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (1)	$179	$200	$204
Operating cash flows from finance leases	14	13	15
Financing cash flows from finance leases	2	3	9
ROU assets obtained in exchange for new finance lease liabilities	3	1	42
ROU assets obtained in exchange for new operating lease liabilities	101	102	195
Weighted-average remaining lease term:
Operating leases	9 years	9 years	8 years
Finance leases	30 years	30 years	31 years
Weighted-average discount rate:
Operating leases	8.9%	8.8%	8.0%
Finance leases	6.1%	6.2%	6.4%

(1)
Included in the change in other operating assets and liabilities in the consolidated statements of cash flows.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Commitments relating to noncancellable operating and finance leases and financing obligations for each of the next five years and thereafter are as follows (in millions):

			Financing
Year Ending December 31,	Operating	Finance	Obligations
2025	$171	$15	$13
2026	138	16	13
2027	111	16	13
2028	90	16	14
2029	64	15	14
Thereafter	458	463	45
Total minimum future payments	1,032	541	112
Less: Imputed interest	(382)	(346)	36
Total liabilities	650	195	148
Less: Current portion	(115)	(2)	(3)
Long-term liabilities	$535	$193	$145

As of December 31, 2024, there were approximately $43 million of assets underlying approved but pending leases that have not yet commenced, primarily for leases of various real estate and medical equipment.

10. EMPLOYEE BENEFIT PLANS

The Company maintains various benefit plans, including defined contribution plans, defined benefit plans and deferred compensation plans, for which certain of the Company’s subsidiaries are the plan sponsors. The CHS/Community Health Systems, Inc. Retirement Savings Plan is a defined contribution plan that covers the majority of the Company’s employees. Employees at locations whose employment is covered by collective bargaining agreements are generally eligible to participate in the CHS/Community Health Systems, Inc. Standard 401(k) Plan. Total expense to the Company under the 401(k) plans was $73 million, $64 million and $70 million for the years ended December 31, 2024, 2023 and 2022, respectively, and is recorded in salaries and benefits expense in the consolidated statements of (loss) income.

The Company maintains unfunded deferred compensation plans that allow participants to defer receipt of a portion of their compensation. The liability for the deferred compensation plans was $129 million and $123 million at December 31, 2024 and 2023, respectively, and is included in other long-term liabilities in the consolidated balance sheets. Assets designated to pay benefits under these plans are discussed below.

The Company provides an unfunded Supplemental Executive Retirement Plan (“SERP”) for certain members of its executive management. The Company uses a December 31 measurement date for the benefit obligations and a January 1 measurement date for its net periodic costs for the SERP. Variances from actuarially assumed rates will result in increases or decreases in benefit obligations and net periodic cost in future periods. Benefits expense under the SERP was $7 million, $8 million and $11 million for the years ended December 31, 2024, 2023 and 2022, respectively. The accrued benefit liability for the SERP totaled $43 million and $42 million at December 31, 2024 and 2023, respectively. The weighted-average assumptions used in determining net periodic cost for the year ended December 31, 2024 were a discount rate of 4.9% and an annual salary increase of 3.0%. The weighted-average assumptions used in determining net periodic cost for the year ended December 31, 2023 were a discount rate of 5.1% and an annual salary increase of 3.0%.

During 2023, certain members of executive management of the Company that were participants in the SERP retired and met the requirements for payout of their SERP retirement benefit. The SERP payout provisions require payment to the participant in an actuarially determined lump sum amount six months after the participant retires from the Company. There were no material settlement losses during the years ended December 31, 2024, 2023 and 2022.

At December 31, 2024, the Company had assets of $129 million in a non-qualified plan trust generally designated to pay benefits of the deferred compensation plans and the SERP, consisting of equity securities of $11 million and company-owned life insurance contracts of $118 million. At December 31, 2023, the Company had assets of $126 million in a non-qualified plan trust generally designated to pay benefits of the deferred compensation plans and the SERP, consisting of equity securities of $15 million and company-owned life insurance contracts of $111 million.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company previously maintained the CHS/Community Health Systems, Inc. Retirement Income Plan (“Pension Plan”), which was a defined benefit, non-contributory pension plan that covered certain employees at three of its formerly owned hospitals. The Pension Plan was terminated in 2024 upon transfer of the remaining lifetime obligation of the Pension Plan to a third-party via an irrevocable annuity contract. Settlement of the Pension Plan resulted in recognition of a $3 million charge during the year ended December 31, 2024. Benefits expense under the Pension Plan was $4 million for the year ended December 31, 2024, inclusive of the aforementioned settlement charge. Benefits expense under the Pension Plan was less than $1 million for each of the years ended December 31, 2023 and 2022.

11. STOCKHOLDERS’ DEFICIT

Authorized capital shares of the Company include 400,000,000 shares of capital stock consisting of 300,000,000 shares of common stock and 100,000,000 shares of preferred stock. Each of the aforementioned classes of capital stock has a par value of $0.01 per share. Shares of preferred stock, none of which were outstanding at December 31, 2024, may be issued in one or more series having such rights, preferences and other provisions as determined by the Board of Directors without approval by the holders of common stock.

The Company is a holding company, which operates through its subsidiaries. The ABL Facility and the indentures governing each series of the Company’s outstanding notes contain various covenants under which the assets of the subsidiaries of the Company are subject to certain restrictions relating to, among other matters, dividends and distributions, as referenced in the paragraph below.

The ABL Facility and the indentures governing each series of the Company’s outstanding notes restrict the Company’s subsidiaries from, among other matters, paying dividends and making distributions to the Company, which thereby limits the Company’s ability to pay dividends and/or repurchase stock. At December 31, 2024, under the most restrictive test in these agreements (and subject to certain exceptions), the Company has approximately $300 million of capacity to pay permitted dividends and/or repurchase shares of stock or make other restricted payments.

The following schedule discloses the effects of changes in the Company’s ownership interest in its less-than-wholly-owned subsidiaries on Community Health Systems, Inc. stockholders’ deficit (in millions):

	Year Ended December 31,
	2024	2023	2022
Net (loss) income attributable to Community Health Systems,
Inc. stockholders	$(516)	$(133)	$46
Transfers to the noncontrolling interests:
Net (decrease) increase in Community Health Systems, Inc. paid-in-capital for purchase of subsidiary partnership interests	(28)	5	(6)
Net transfers to the noncontrolling interests	(28)	5	(6)
Change to Community Health Systems, Inc. stockholders’ deficit from net (loss) income attributable to Community Health Systems, Inc. stockholders and transfers to noncontrolling interests	$(544)	$(128)	$40

12. EARNINGS PER SHARE

The following table sets forth the components of the denominator for the computation of basic and diluted (loss) earnings per share for net (loss) income attributable to Community Health Systems, Inc. stockholders:

	Year Ended December 31,
	2024	2023	2022
Weighted-average number of shares outstanding — basic	132,101,768	130,445,677	128,808,387
Effect of dilutive securities:
Restricted stock awards	—	—	842,055
Employee stock options	—	—	278,057
Other equity-based awards	—	—	131,820
Weighted-average number of shares outstanding — diluted	132,101,768	130,445,677	130,060,319

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company generated a net loss attributable to Community Health Systems, Inc. stockholders for the years ended December 31, 2024 and 2023, so the effect of dilutive securities is not considered because their effect would be antidilutive. If the Company had generated net income, the effect of stock awards and options on the diluted shares calculation would have been an increase of 1,333,424 shares and 422,487 shares during the years ended December 31, 2024 and 2023, respectively.

	Year Ended December 31,
	2024	2023	2022
Dilutive securities outstanding not included in the computation of earnings per share because their effect is antidilutive:
Employee stock options and restricted stock awards	4,702,416	6,210,811	4,406,764

13. EQUITY INVESTMENTS

In March 2005, the Company began purchasing items, primarily medical supplies, medical equipment and pharmaceuticals, under an agreement with HealthTrust Purchasing Group, L.P. (“HealthTrust”), a group purchasing organization in which the Company is a noncontrolling partner. Effective October 1, 2022, HealthTrust completed the sale of a majority interest in CoreTrust Holdings, LLC (“CoreTrust”) to a third party. Proceeds for the sale of interest in CoreTrust were distributed to members of HealthTrust and the Company received approximately $121 million in connection with such distribution during the year ended December 31, 2022. A gain of approximately $119 million was recognized associated with this transaction as included in the line item “Gain from CoreTrust Transaction” within the consolidated statements of (loss) income. As of December 31, 2024, the Company had a 12.6% ownership interest in HealthTrust.

The Company’s investment in all of its unconsolidated affiliates was $152 million and $170 million at December 31, 2024 and 2023, respectively, and is included in other assets, net in the accompanying consolidated balance sheets. Included in the Company’s results of operations is the Company’s equity in pre-tax earnings from its investments in unconsolidated affiliates, which was $10 million, $8 million and $14 million for the years ended December 31, 2024, 2023 and 2022, respectively.

14. SEGMENT INFORMATION

The Company is principally engaged in the provision of healthcare services, including a broad range of general and specialized hospital healthcare services and outpatient services. Services are delivered within hospitals that the Company owns or operates as well as related healthcare entities that exist to support and supplement services provided in their associated hospital, including, for example, physician practices, urgent care centers, freestanding emergency departments, occupations medicine clinics, imaging centers, cancer centers and ambulatory surgery centers.

The Company has a single reportable segment represented by hospital operations which includes its general acute care hospitals and related healthcare entities that provide inpatient and outpatient healthcare services. The Company defined its single reportable segment consistent with the manner in which internally reported financial information is regularly reviewed by the Company’s chief executive officer who is the Company’s chief operating decision maker (“CODM”). Resources are allocated and financial performance is assessed on a consolidated basis.

The CODM does not review assets at a different level or category than the amounts disclosed in the consolidated balance sheets.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s CODM uses net (loss) income, as presented in the consolidated statements of (loss) income, to assess performance and allocate resources. Net (loss) income is used in the annual budgeting process as well as throughout the period when projecting or forecasting quarterly and full-year performance. The CODM considers budget-to-actual and actual versus prior period (prior month, prior year, etc.) variances on a periodic basis as a means of assessing performance. The following segment information, including significant segment expenses, is presented in millions:

	Year Ended December 31,
	2024	2023	2022
Net operating revenues	$12,634	$12,490	$12,211
Less:
Salaries and benefits	5,418	5,415	5,330
Supplies	1,946	1,993	1,975
Contract labor	170	266	526
Medical specialist fees	640	606	480
Other segment items	3,131	2,835	2,474
Depreciation and amortization	486	505	534
Interest expense	863	832	860
Interest income	(3)	(2)	(2)
Impairment and (gain) loss on sale of businesses, net	301	(87)	71
Gain from early extinguishment of debt	(25)	(72)	(253)
Gain from CoreTrust Transaction	—	—	(119)
Equity in earnings of unconsolidated affiliates	(10)	(8)	(14)
Provision for income taxes	79	191	170
Net (loss) income	$(362)	$16	$179

Other segment items include various purchased services and other operating expenses including, for example, lease cost and rent expense, repairs and maintenance, utilities, professional liability claims expense and software maintenance fees.

15. COMPREHENSIVE LOSS

The following tables present information about items reclassified out of accumulated other comprehensive loss (“AOCL”) by component for the years ended December 31, 2024 and 2023 (in millions, net of tax):

	Change in
	Fair Value of	Change in
	Available-for-Sale	Unrecognized
	Debt	Pension Cost
	Securities	Components	AOCL
Balance at December 31, 2023	$(13)	$(1)	$(14)
Other comprehensive income
before reclassifications	—	2	2
Amounts reclassified from
AOCL	—	2	2
Net current-period other
comprehensive income	—	4	4
Balance at December 31, 2024	$(13)	$3	$(10)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Change in
	Fair Value of	Change in
	Available-for-Sale	Unrecognized
	Debt	Pension Cost
	Securities	Components	AOCL
Balance at December 31, 2022	$(19)	$(2)	$(21)
Other comprehensive (loss)
income before reclassifications	6	1	7
Amounts reclassified from
AOCL	—	—	-
Net current-period other
comprehensive (loss) income	6	1	7
Balance at December 31, 2023	$(13)	$(1)	$(14)

There were no significant reclassifications to net (loss) income out of AOCL for the years ended December 31, 2024 and 2023.

16. COMMITMENTS AND CONTINGENCIES

Construction and Other Capital Commitments. Pursuant to a hospital purchase agreement from the Company’s March 1, 2016 acquisition of Northwest Health – Starke, formerly known as Starke Hospital, the Company is committed to make an investment of up to $15 million toward the construction of a replacement facility in Knox, Indiana. Under the terms of such agreement, the construction of the replacement facility for Northwest Health - Starke is required to be completed within five years of the date the Company entered into a new lease with Starke County, Indiana, the hospital lessor, or in the event the Company does not enter into a new lease with Starke County, construction shall be completed by September 30, 2026. The Company has not entered into a new lease with the lessor for Northwest Health - Starke.

Physician Recruiting Commitments. As part of its physician recruitment strategy, the Company provides income guarantee agreements to certain physicians who agree to relocate to its communities and commit to remain in practice there. Under such agreements, the Company is required to make payments to the physicians in excess of the amounts they earned in their practice up to the amount of the income guarantee. These income guarantee periods are typically for 12 months. Such payments are recoverable by the Company from physicians who do not fulfill their commitment period, which is typically three years, to the respective community. At December 31, 2024, the maximum potential amount of future payments under these guarantees in excess of the liability recorded is $9 million.

Professional Liability Claims. As part of the Company’s business of providing healthcare services, it is subject to legal actions alleging liability on its part. The Company accrues for losses resulting from such liability claims, as well as loss adjustment expenses that are out-of-pocket and directly related to such liability claims. These direct out-of-pocket expenses include fees of outside counsel and experts. The Company does not accrue for costs that are part of corporate overhead, such as the costs of in-house legal and risk management departments. The losses resulting from professional liability claims primarily consist of estimates for known claims, as well as estimates for incurred but not reported claims. The estimates are based on specific claim facts, historical claim reporting and payment patterns, the nature and level of hospital operations, and actuarially determined projections. The actuarially determined projections are based on the Company’s actual claim data, including historic reporting and payment patterns, which have been gathered over the life of the Company. As discussed below, since the Company purchases excess insurance on a claims-made basis that transfers risk to third-party insurers, the estimated liability for professional and general liability claims includes an amount for the losses covered by excess insurance. The Company also records a receivable for the expected reimbursement of losses covered by this excess insurance. Since the Company believes that the amount and timing of its future claims payments are reliably determinable, it discounts the amount that is accrued for losses resulting from professional liability claims.

The net present value of the projected payments was discounted using a weighted-average risk-free rate of approximately 3.7% in both 2024 and 2023, and 3.8% in 2022. This liability is adjusted for new claims information in the period such information becomes known. The Company’s estimated liability for professional and general liability claims was $573 million and $443 million at December 31, 2024 and 2023, respectively. The estimated undiscounted claims liability was $635 million and $498 million at December 31, 2024 and 2023, respectively. The current portion of the liability for professional and general liability claims was $145 million and $119 million at December 31, 2024 and 2023, respectively, and is included in other accrued liabilities in the accompanying consolidated balance sheets, with the long-term portion recorded in other long-term liabilities. Professional liability

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

expense includes the losses resulting from professional liability claims and loss adjustment expense, as well as excess insurance premiums, and is presented within other operating expenses in the accompanying consolidated statements of (loss) income.

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

Based on these analyses, the Company determines its estimate of the professional liability claims. The determination of management’s estimate, including the preparation of the reserve analysis that supports such estimate, involves subjective judgment of management. Changes in reserve data or the trends and factors that influence reserve data may signal fundamental shifts in the Company’s future claim development patterns or may simply reflect single-period anomalies. Even if a change reflects a fundamental shift, the full extent of the change may not become evident until years later. Moreover, since the Company’s methods and models use different types of data and the Company selects its liability from the results of all of these methods, it typically cannot quantify the precise impact of such factors on its estimates of the liability. Due to the Company’s standardized and consistent processes for handling claims and the long history and depth of company-specific data, the Company’s methodologies have historically produced reliably determinable estimates of ultimate paid losses. Management considers any changes in the amount and pattern of its historical paid losses up through the most recent reporting period to identify any fundamental shifts or trends in claim development experience in determining the estimate of professional liability claims. However, due to the subjective nature of this estimate and the impact that previously unforeseen shifts in actual claim experience can have, future estimates of professional liability could be adversely impacted when actual paid losses develop unexpectedly based on assumptions and settlement events that were not previously known or anticipated.

During the year ended December 31, 2022, the Company experienced an increase in the amounts paid or expected to be paid to settle outstanding professional liability claims related to divested locations, compared to the same period in the prior year and to previous actuarially determined estimates. This resulted in a change in estimate of $15 million during the year ended December 31, 2022. During the year ended December 31, 2023, the Company experienced an increase in the amounts paid or expected to be paid to settle outstanding professional liability claims, compared to the same period in the prior year and to previous actuarially determined estimates due to adverse claim developments. During the year ended December 31, 2024, in connection with the Company’s periodic review of the professional liability claims accrual, the Company, with input from the Company’s third-party actuary, considered recent increases in the amounts paid to resolve outstanding professional liability claims arising in prior periods as well as recent increases in individual claim accruals for unresolved prior period claims. The emergence in the period of adverse developments, including from social inflationary pressures, impacted the actuarially determined estimate for the resolution of professional liability claims and resulted in an upward revision to the professional liability claims accrual estimate in the amount of $149 million during the year ended December 31, 2024, the majority of which increase in estimate related to divested locations. There were no other significant changes in the Company’s estimate of the reserve for professional liability claims during the years ended December 31, 2024, 2023 and 2022.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Summary of Recorded Amounts

The table below presents a reconciliation of the beginning and ending liability balances (in millions) during the years ended December 31, 2024 and 2023, with respect to the Company’s determination of the contingencies of the Company in respect of which an accrual has been recorded. The liability at December 31, 2024 is comprised of individually insignificant amounts for various matters.

Probable
Contingencies
Balance at December 31, 2022	$11
Expense	38
Reserve for insured claim	5
Cash payments	(47)
Balance at December 31, 2023	7
Expense	4
Reserve for insured claim	9
Cash payments	(4)
Balance at December 31, 2024	$16

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

On January 29, 2025, subsidiaries of the Company entered into a definitive agreement for the sale of its 50% interest in Merit Health Madison (67 licensed beds) in Canton, Mississippi, to an affiliate of the University of Mississippi Medical Center, which currently has a 50% ownership interest in Merit Health Madison.

On February 1, 2025, a subsidiary of the Company completed the sale of its 50% interest in Merit Health Biloxi (153 licensed beds) in Biloxi, Mississippi, to an affiliate of Memorial Hospital of Gulfport, which had a preexisting 50% ownership interest in Merit Health Biloxi, pursuant to a definitive agreement entered into on November 7, 2024. The net proceeds from this sale of approximately $17 million, were received at a preliminary closing on January 31, 2025.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

18. CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

Parent Company Only
Condensed Balance Sheets
(In millions)
	December 31,
	2024	2023
ASSETS
Prepaid income taxes	$53	$77
Total current assets	53	77
Deferred income taxes	13	29
Other assets, net	—	—
Total assets	$66	$106
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Intercompany payable	$1,705	$1,083
Deferred income taxes	231	369
Other long-term liabilities	44	46
Total liabilities	1,980	1,498
Community Health Systems, Inc. stockholders’ deficit:
Preferred stock	—	—
Common stock	1	1
Additional paid-in capital	2,175	2,185
Accumulated other comprehensive loss	(10)	(14)
Accumulated deficit	(4,080)	(3,564)
Total Community Health Systems, Inc. stockholders’ deficit	(1,914)	(1,392)
Total liabilities and stockholders’ deficit	$66	$106

See note to condensed financial statements of Parent Company.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Parent Company Only
Condensed Statements of (Loss) Income
(In millions)
Year Ended December 31,
	2024	2023	2022
Net operating revenues	$—	$—	$—
Operating expenses:
Salaries and benefits	—	—	—
Supplies	—	—	—
Other operating expenses	—	—	—
Lease cost and rent	—	—	—
Pandemic relief funds	—	—	—
Depreciation and amortization	—	—	—
Impairment and (gain) loss on sale of businesses, net	—	—	—
Total operating expenses	—	—	—
Income from operations	—	—	—
Interest expense, net	—	—	—
(Gain) loss from early extinguishment of debt	—	—	—
Equity in loss (earnings) of unconsolidated affiliates	516	133	(46)
(Loss) income before income taxes	(516)	(133)	46
Provision for (benefit from) income taxes	—	—	—
Net (loss) income	(516)	(133)	46
Less: Net income attributable to noncontrolling interests	—	—	—
Net (loss) income attributable to Community Health Systems, Inc. stockholders	$(516)	$(133)	$46

See note to condensed financial statements of Parent Company.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Parent Company Only
Condensed Statements of Comprehensive (Loss) Income
(In millions)
	Year Ended December 31,
	2024	2023	2022
		(In millions)
Net (loss) income	$(516)	$(133)	$46
Equity in other comprehensive (loss) income of affiliates, net of income taxes:
Net change in fair value of available-for-sale debt securities, net of tax	—	6	(17)
Amortization and recognition of unrecognized pension cost components, net of tax	4	1	10
Other comprehensive income (loss)	4	7	(7)
Comprehensive (loss) income	(512)	(126)	39
Less: Comprehensive income attributable to noncontrolling interests	—	—	—
Comprehensive (loss) income attributable to Community Health Systems, Inc. stockholders	$(512)	$(126)	$39

See note to condensed financial statements of Parent Company.

Parent Company Only
Condensed Statements of Cash Flows
(In millions)
	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net cash used in operating activities	$(167)	$(85)	$(13)
Cash flows from investing activities:
Net cash provided by (used in) investing activities	—	—	—
Cash flows from financing activities:
Repurchase of restricted stock shares for payroll tax withholding requirements	(2)	(4)	(8)
Changes in intercompany balances with affiliates, net	169	89	21
Net cash provided by financing activities	167	85	13
Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of period	—	—	—
Cash and cash equivalents at end of period	$—	$—	$—

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

Changes in Internal Control Over Financial Reporting

As previously disclosed, we have undertaken a multi-year, transformative process of redesigning numerous workflows that is intended to modernize and consolidate our technology platforms and associated processes across our organization. As part of this process, we have created shared business operations to carry out certain financial and operational functions and have been implementing a new enterprise resource planning system, or ERP. In connection with the human capital management module of the ERP becoming operational during the fourth quarter of 2024, new internal controls have been implemented and certain existing internal controls have been replaced or modified. Other than changes related to implementation of the human capital management module of the new ERP, there have been no changes in internal control over financial reporting that occurred during this three-month period that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Management’s report on internal control over financial reporting is included herein at page 121.

The attestation report from Deloitte & Touche LLP, our independent registered public accounting firm, on our internal control over financial reporting is included herein at page 122.

Item 9B. Other Information

None. Without limiting the generality of the foregoing, during the three months ended December 31, 2024, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement,” or any “non-Rule 10b-5 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. We have concluded that our internal control over financial reporting was effective as of December 31, 2024, based on these criteria.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of

Community Health Systems, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Community Health Systems, Inc., and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 19, 2025, expressed an unqualified opinion on those financial statements.

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

February 19, 2025

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

Information required by Item 10 of Part III is incorporated herein by reference to the Company’s definitive proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Stockholders of the Company scheduled to be held on May 13, 2025.

Item 11. Executive Compensation

Information required by Item 11 of Part III is incorporated herein by reference to the Company’s definitive proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Stockholders of the Company scheduled to be held on May 13, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Item 12 of Part III is incorporated herein by reference to the Company’s definitive proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Stockholders of the Company scheduled to be held on May 13, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by Item 13 of Part III is incorporated herein by reference to the Company’s definitive proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Stockholders of the Company scheduled to be held on May 13, 2025.

Item 14. Principal Accounting Fees and Services

Information required by Item 14 of Part III is incorporated herein by reference to the Company’s definitive proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Stockholders of the Company scheduled to be held on May 13, 2025.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Item 15(a) 1. Financial Statements

Reference is made to the index of financial statements and supplementary data under Item 8 in Part II.

Item 15(a) 2. Financial Statement Schedules

The following financial statement schedule is included within the notes to the consolidated financial statements at page 117 hereof:

Schedule I – Condensed Financial Information of Registrant

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule.

Item 15(a) 3. Exhibits

The following exhibits are either filed with this Report or incorporated herein by reference.

No.	Description

2.1

Separation and Distribution Agreement, dated April 29, 2016, by and between Community Health Systems, Inc. and Quorum Health Corporation (incorporated by reference to Exhibit 2.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed May 2, 2016 (No. 001-15925))

2.2

Tax Matters Agreement, dated April 29, 2016, by and between Community Health Systems, Inc. and Quorum Health Corporation (incorporated by reference to Exhibit 2.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed May 2, 2016 (No. 001-15925))

2.3

Employee Matters Agreement, dated April 29, 2016, by and between Community Health Systems, Inc. and Quorum Health Corporation (incorporated by reference to Exhibit 2.3 to Community Health Systems, Inc.’s Current Report on Form 8-K filed May 2, 2016 (No. 001-15925))

2.4

Amendment to the Employee Matters Agreement, effective as of April 29, 2016, by and between Community Health Systems, Inc. and Quorum Health Corporation (incorporated by reference to Exhibit 2.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 filed November 2, 2016 (No. 001-15925))

2.5

Asset Purchase Agreement, dated as of September 14, 2022, by and among CHS/Community Health Systems, Inc., as Seller, CAMC Greenbrier Valley Medical Center, Inc., as Buyer, and Vandalia Health, Inc., as amended (incorporated by reference to Exhibit 2.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 3, 2023 (No. 001-15925))

2.6

Asset Purchase Agreement, as amended, dated as of December 30, 2022, by and between CHS/Community Health Systems, Inc., CAMC Plateau Medical Center, Inc. and Vandalia Health, Inc. (incorporated by reference to Exhibit 2.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed April 3, 2023 (No. 001-15925))

2.7

Asset Purchase Agreement, dated as of July 24, 2023, as amended, by and among subsidiaries of CHS/Community Health Systems, Inc. and Florida Health Sciences Center, Inc. d/b/a Tampa General Hospital and certain of its subsidiaries named therein (incorporated by reference to Exhibit 2.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed December 1, 2023 (No. 001-15925))

2.8

Asset Purchase Agreement, dated as of April 18, 2024, by and among CHS/Community Health Systems, Inc., certain subsidiaries of CHS/Community Health Systems, Inc. and Hamilton Health Care System, Inc. and certain of its affiliates as amended (incorporated by reference to Exhibit 2.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed August 1, 2024 (No. 001-15925))

2.9

Asset Purchase Agreement, dated as of November 22, 2024, by and among CHS/Community Health Systems, Inc., certain subsidiaries of CHS/Community Health Systems, Inc., and Adventist Health System Sunbelt Healthcare Corporation and certain of its affiliates (incorporated by reference to Exhibit 2.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed November 22, 2024 (No. 001-15925))

2.10

Asset Purchase Agreement, dated as of December 11, 2024, by and between CHS/Community Health Systems, Inc. and Duke University Health System, Inc. (incorporated by reference to Exhibit 2.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed December 11, 2024 (No. 001-15925))

3.1

Form of Restated Certificate of Incorporation of Community Health Systems, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to Community Health Systems, Inc.’s Registration Statement on Form S-1/A filed June 8, 2000 (No. 333-31790))

3.2

Certificate of Amendment to the Restated Certificate of Incorporation of Community Health Systems, Inc., dated May 18, 2010 (incorporated by reference to Exhibit 3.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed May 20, 2010 (No. 001-15925))

3.3

Amended and Restated By-laws of Community Health Systems, Inc. (as of September 13, 2023) (incorporated by reference to Exhibit 3.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed September 13, 2023 (No. 001-15925))

No.	Description

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

4.4

First Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Secured Notes due 2026, dated as of March 31, 2019, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee and U.S. Bank Trust Company, National Association (as successor-in-interest to Credit Suisse AG), as Collateral Agent (incorporated by reference to Exhibit 4.10 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 filed May 1, 2019 (No. 001-15925))

4.5

Second Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Secured Notes due 2026, dated as of July 1, 2019, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee and U.S. Bank Trust Company, National Association (as successor-in-interest to Credit Suisse AG), as Collateral Agent (incorporated by reference to Exhibit 4.9 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 filed October 30, 2019 (No. 001-15925))

4.6

Third Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Secured Notes due 2026, dated as of September 27, 2019, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee and U.S. Bank Trust Company, National Association (as successor-in-interest to Credit Suisse AG), as Collateral Agent (incorporated by reference to Exhibit 4.18 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 filed October 30, 2019 (No. 001-15925))

4.7

Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Secured Notes due 2026, dated as of November 19, 2019, by and among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee and U.S. Bank Trust Company, National Association (as successor-in-interest to Credit Suisse AG), as Collateral Agent (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.’s Current Report on Form 8-K filed November 19, 2019 (No. 001-15925))

4.8

Fifth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Secured Notes due 2026, dated as of March 27, 2020, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee and U.S. Bank Trust Company, National Association (as successor-in-interest to Credit Suisse AG), as Collateral Agent (incorporated by reference to Exhibit 4.8 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed April 29, 2020 (No. 001-15925))

4.9

Sixth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Secured Notes due 2026, dated as of December 11, 2020, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee and U.S. Bank Trust Company, National Association (as successor-in-interest to Credit Suisse AG), as Collateral Agent (incorporated by reference to Exhibit 4.65 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020 filed February 18, 2021 (No. 001-15925))

4.10

Seventh Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Secured Notes due 2026, dated as of November 13, 2023, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee and U.S. Bank Trust Company, National Association (as successor-in-interest to Credit Suisse AG), as Collateral Agent (incorporated by reference to Exhibit 4.10 to Community Health Systems Inc.’s Annual Report on Form 10-K filed February 21, 2024 (No. 001-15925))

4.11

Indenture, dated as of November 19, 2019, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee, and U.S. Bank Trust Company, National Association (as successor-in-interest to Credit Suisse AG), as Collateral Agent, relating to the 8.000% Senior Secured Notes due 2027 (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed November 19, 2019 (No. 001-15925))

No.	Description

4.12	Form of 8.000% Senior Secured Note due 2027 (included in Exhibit 4.11)

4.13

First Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Secured Notes due 2027, dated as of March 27, 2020, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee and U.S. Bank Trust Company, National Association (as successor-in-interest to Credit Suisse AG), as Collateral Agent (incorporated by reference to Exhibit 4.9 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed April 29, 2020 (No. 001-15925))

4.14

Second Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Secured Notes due 2027, dated as of December 11, 2020, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee and U.S. Bank Trust Company, National Association (as successor-in-interest to Credit Suisse AG), as Collateral Agent (incorporated by reference to Exhibit 4.69 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020 filed February 18, 2021 (No. 001-15925))

4.15

Third Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Secured Notes due 2027, dated as of November 13, 2023, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee and U.S. Bank Trust Company, National Association (as successor-in-interest to Credit Suisse AG), as Collateral Agent (incorporated by reference to Exhibit 4.15 to Community Health Systems Inc.’s Annual Report on Form 10-K filed February 21, 2024 (No. 001-15925))

4.16

Indenture, dated as of November 19, 2019, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the guarantors party thereto, and Regions Bank, as Trustee, relating to the 6.875% Senior Unsecured Notes due 2028 (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed November 19, 2019 (No. 001-15925))

4.17	Form of 6.875% Senior Unsecured Note due 2028 (included in Exhibit 4.16)

4.18

First Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Unsecured Notes due 2028, dated as of March 27, 2020, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.10 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed April 29, 2020 (No. 001-15925))

4.19

Second Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Unsecured Notes due 2028, dated as of December 11, 2020, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.73 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020 filed February 18, 2021 (No. 001-15925))

4.20

Third Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Unsecured Notes due 2028, dated as of November 13, 2023, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.20 to Community Health Systems Inc.’s Annual Report on Form 10-K filed February 21, 2024 (No. 001-15925))

4.21

Indenture, dated as of December 28, 2020, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee, and U.S. Bank Trust Company, National Association (as successor-in-interest to Credit Suisse AG), as Collateral Agent, relating to the 5.625% Senior Secured Notes due 2027 (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed December 28, 2020 (No. 001-15925))

4.22	Form of 5.625% Senior Secured Note due 2027 (included in Exhibit 4.21)

4.23

First Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.625% Senior Secured Notes due 2027, dated as of November 13, 2023, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee, and U.S. Bank Trust Company, National Association (as successor-in-interest to Credit Suisse AG), as Collateral Agent (incorporated by reference to Exhibit 4.23 to Community Health Systems Inc.’s Annual Report on Form 10-K filed February 21, 2024 (No. 001-15925))

4.24

Indenture, dated as of December 28, 2020, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee, and U.S. Bank Trust Company, National Association (as successor-in-interest to Credit Suisse AG), as Collateral Agent, relating to the 6.000% Senior Secured

No.	Description

Notes due 2029 (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed December 28, 2020 (No. 001-15925))

4.25	Form of 6.000% Senior Secured Note due 2029 (included in Exhibit 4.24)

4.26

First Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.000% Senior Secured Notes due 2029, dated as of November 13, 2023, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee, and U.S. Bank Trust Company, National Association (as successor-in-interest to Credit Suisse AG), as Collateral Agent (incorporated by reference to Exhibit 4.26 to Community Health Systems Inc.’s Annual Report on Form 10-K filed February 21, 2024 (No. 001-15925))

4.27

Indenture, dated as of February 2, 2021, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the guarantors party thereto, and Regions Bank, as Trustee and Collateral Agent, relating to the 6.875% Junior-Priority Secured Notes due 2029 (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed February 2, 2021 (No. 001-15925))

4.28	Form of 6.875% Junior-Priority Secured Note due 2029 (included in Exhibit 4.27)

4.29

First Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Junior-Priority Secured Notes due 2029, dated as of November 13, 2023, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, and Regions Bank, as Trustee and Collateral Agent (incorporated by reference to Exhibit 4.29 to Community Health Systems Inc.’s Annual Report on Form 10-K filed February 21, 2024 (No. 001-15925))

4.30

Indenture, dated as of February 9, 2021, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee, and U.S. Bank Trust Company, National Association (as successor-in-interest to Credit Suisse AG), as Collateral Agent, relating to the 4.750% Senior Secured Notes due 2031 (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed February 9, 2021 (No. 001-15925))

4.31	Form of 4.750% Senior Secured Note due 2031 (included in Exhibit 4.30)

4.32

First Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 4.750% Senior Secured Notes due 2031, dated as of November 13, 2023, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee, and U.S. Bank Trust Company, National Association (as successor-in-interest to Credit Suisse AG), as Collateral Agent (incorporated by reference to Exhibit 4.32 to Community Health Systems Inc.’s Annual Report on Form 10-K filed February 21, 2024 (No. 001-15925))

4.33

Indenture, dated as of May 19, 2021, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the guarantors party thereto, and Regions Bank, as Trustee and Collateral Agent, relating to the 6.125% Junior-Priority Secured Notes due 2030 (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed May 20, 2021 (No. 001-15925))

4.34	Form of 6.125% Junior-Priority Secured Note due 2030 (included in Exhibit 4.33)

4.35

First Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.125% Junior-Priority Secured Notes due 2030, dated as of November 13, 2023, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, and Regions Bank, as Trustee and Collateral Agent (incorporated by reference to Exhibit 4.35 to Community Health Systems Inc.’s Annual Report on Form 10-K filed February 21, 2024 (No. 001-15925))

4.36

Indenture, dated as of February 4, 2022, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee, and U.S. Bank Trust Company, National Association (as successor-in-interest to Credit Suisse AG), as Collateral Agent, relating to the 5.250% Senior Secured Notes due 2030 (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed February 4, 2022 (No. 001-15925))

4.37	Form of 5.250% Senior Secured Note due 2030 (included in Exhibit 4.36)

4.38

First Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.250% Senior Secured Notes due 2030, dated as of November 13, 2023, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee, and U.S. Bank Trust Company, National Association (as successor-in-interest to

No.	Description

Credit Suisse AG), as Collateral Agent (incorporated by reference to Exhibit 4.38 to Community Health Systems Inc.’s Annual Report on Form 10-K filed February 21, 2024 (No. 001-15925))

4.39

Indenture, dated as of December 22, 2023, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee, and U.S. Bank Trust Company, National Association (as successor-in-interest to Credit Suisse AG), as Collateral Agent, relating to the 10.875% Senior Secured Notes due 2032 (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed December 26, 2023 (No. 001-15925))

4.40	Form of 10.875% Senior Secured Note due 2032 (included in Exhibit 4.39)

4.41

First Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 10.875% Senior Secured Notes due 2032, dated as of June 5, 2024, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as trustee, and U.S. Bank Trust Company, National Association, as collateral agent (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed on June 5, 2024 (No. 001-15925))

4.42

Collateral Agency Transfer Agreement, dated as of April 30, 2024, among Credit Suisse AG and Credit Suisse AG, Cayman Islands Branch, together as Predecessor Collateral Agent, Regions Bank, as Trustee and Authorized Representative, U.S. Bank Trust Company, National Association, as Successor Collateral Agent, CHS/Community Health Systems, Inc., Community Health Systems, Inc. and the guarantors party thereto (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 filed on July 25, 2024 (No. 001-15925))

4.43

First Lien Intercreditor Agreement, dated as of August 17, 2012, among U.S. Bank Trust Company, National Association (as successor-in-interest to Credit Suisse AG), as Collateral Agent, Credit Suisse AG, as authorized representative, Regions Bank, as Trustee and authorized representative, and the additional authorized representatives party thereto (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed November 1, 2012 (No. 001-15925))

4.44

Second Amended and Restated ABL Intercreditor Agreement, dated as of February 4, 2022, among JPMorgan Chase Bank, N.A., as ABL Agent, U.S. Bank Trust Company, National Association (as successor-in-interest to Credit Suisse AG), as Senior-Priority Collateral Agent, Regions Bank, as 2025 Secured Notes Trustee, 2026 Secured Notes Trustee, March 2027 Secured Notes Trustee, December 2027 Secured Notes Trustee, 2029 Secured Notes Trustee, 2030 Secured Notes Trustee, 2031 Secured Noted Trustee, Junior-Priority Collateral Agent, 2029 Junior-Priority Secured Notes Trustee and 2030 Junior-Priority Secured Notes Trustee, CHS/Community Health Systems, Inc., Community Health Systems, Inc., the subsidiary guarantors party thereto and each additional agent from time to time party thereto (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed February 4, 2022 (No. 001-15925))

4.45

Amended and Restated Junior-Priority Collateral Agreement, dated as of February 2, 2021, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the grantors named therein and Regions Bank, as Collateral Agent (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed February 2, 2021 (No. 001-15925))

4.46

Amended and Restated Senior-Junior Lien Intercreditor Agreement, dated as of February 4, 2022, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the subsidiaries party thereto, U.S. Bank Trust Company, National Association (as successor-in-interest to Credit Suisse AG, Cayman Islands Branch) as Initial Senior-Priority Collateral Agent, Regions Bank, as Initial Junior-Priority Collateral Agent and each additional agent from time to time party thereto (incorporated by reference to Exhibit 4.3 to Community Health Systems, Inc.’s Current Report on Form 8-K filed February 4, 2022 (No. 001-15925))

4.47

Junior-Priority Lien Pari Passu Intercreditor Agreement, dated as of June 22, 2018, among Regions Bank, as Collateral Agent, Regions Bank, in its capacity as Trustee under the 2023 Notes Indenture, Regions Bank, in its capacity as Trustee under the 2024 Notes Indenture and each additional authorized representative from time to time party thereto (incorporated by reference to Exhibit 4.06 to Community Health Systems, Inc.’s Current Report on Form 8-K filed June 25, 2018 (No. 001-15925))

No.	Description

10.1

Second Amended and Restated Guarantee and Collateral Agreement, dated as of July 25, 2007, as amended and restated as of November 5, 2010, as further amended as of August 17, 2012, and as further amended and restated as of November 19, 2019, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association (as successor-in-interest to Credit Suisse AG) as Collateral Agent (incorporated by reference to Exhibit 4.5 to Community Health Systems, Inc.’s Current Report on Form 8-K filed November 19, 2019 (No. 001-15925))

10.2

Second Amendment and Restatement Agreement to the Amended and Restated ABL Credit Agreement, dated as of June 5, 2024, among CHS/Community Health Systems, Inc., as Borrower, Community Health Systems, Inc., as the Parent, the subsidiaries of the Borrower party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed on June 5, 2024 (No. 001-15925))

10.3

Guarantee and Collateral Agreement to ABL Credit Agreement, dated as of April 3, 2018, among CHS/Community Health Systems, Inc., as the Borrower, Community Health Systems, Inc., as the Parent, the subsidiaries of the Borrower party thereto, and JPMorgan Chase Bank, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.4 to Community Health Systems, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed May 2, 2018 (No. 001-15925))

10.4†

Form of Indemnification Agreement between Community Health Systems, Inc. and its directors and executive officers (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to Community Health Systems, Inc.’s Registration Statement on Form S-1/A filed May 2, 2000 (No. 333-31790))

10.5†

CHS/Community Health Systems, Inc. Amended and Restated Supplemental Executive Retirement Plan, as amended and restated as of January 1, 2009 (incorporated by reference to Exhibit 10.13 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

10.6†

Amendment No. 1, dated as of September 13, 2011, to the CHS/Community Health Systems, Inc. Amended and Restated Supplemental Executive Retirement Plan, as amended and restated as of January 1, 2009 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed October 28, 2011 (No. 001-15925))

10.7†

Amendment No. 2, dated as of January 1, 2014, to the CHS/Community Health Systems, Inc. Amended and Restated Supplemental Executive Retirement Plan, as amended and restated as of January 1, 2009 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed May 7, 2014 (No. 001-15925))

10.8†

CHS/Community Health Systems, Inc. 2018 Supplemental Executive Retirement Plan, executed on May 15, 2018 and effective January 1, 2018 (incorporated by reference to Exhibit 10.5 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed July 27, 2018 (No. 001-15925))

10.9†

Supplemental Executive Retirement Plan Trust, dated June 1, 2005, by and between CHS/Community Health Systems, Inc., as grantor, and Wachovia Bank, N.A., as Trustee (incorporated by reference to Exhibit 10.3 to Community Health Systems, Inc.’s Current Report on Form 8-K filed June 1, 2005 (No. 001-15925))

10.10†

Community Health Systems Supplemental Executive Benefits, dated December 31, 2008, as amended and restated as of February 15, 2023 (incorporated by reference to Exhibit 10.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 filed May 2, 2023 (No. 001-15925))

10.11†

CHS/Community Health Systems, Inc. Deferred Compensation Plan, amended and restated effective January 1, 2014 (incorporated by reference to Exhibit 10.25 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 filed February 26, 2014 (No. 001-15925))

10.12†

Community Health Systems Deferred Compensation Plan Trust, amended and restated effective February 26, 1999 (incorporated by reference to Exhibit 10.18 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 filed March 27, 2003 (No. 001-15925))

10.13†	CHS NQDCP, effective as of September 1, 2009 (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Registration Statement on Form S-8 filed December 11, 2009 (No. 333-163691))

No.	Description

10.14†

CHS NQDCP Adoption Agreement, executed as of August 11, 2009 (incorporated by reference to Exhibit 4.3 to Community Health Systems, Inc.’s Registration Statement on Form S-8 filed December 11, 2009 (No. 333-163691))

10.15†

Guarantee, dated December 9, 2009, made by Community Health Systems, Inc. in favor of CHS/Community Health Systems, Inc. with respect to CHS/Community Health Systems, Inc.’s payment obligations under the CHS/Community Health Systems, Inc. Deferred Compensation Plan and the NQDCP (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.’s Registration Statement on Form S-8 filed December 11, 2009 (No. 333-163691))

10.16†

Community Health Systems, Inc. 2019 Employee Performance Incentive Plan, as amended and restated September 13, 2023 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 10-Q for the quarter ended September 30, 2023 filed October 26, 2023 (No. 001-15925))

10.17†

Community Health Systems, Inc. Directors’ Fees Deferral Plan, as amended and restated on May 11, 2021 (incorporated by reference to Exhibit 10.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 filed July 29, 2021 (No. 001-15925))

10.18†

Community Health Systems, Inc. 2009 Stock Option and Award Plan, as amended and restated as of March 22, 2023 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed on May 10, 2023 (No. 001-15925))

10.19†

Form of Nonqualified Stock Option Agreement (Employee) for Community Health Systems, Inc. 2009 Stock Option and Award Plan (incorporated by reference to Exhibit 10.39 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 filed February 26, 2014 (No. 001-15925))

10.20†

Form of Restricted Stock Award Agreement for Community Health Systems, Inc. 2009 Stock Option and Award Plan (incorporated by reference to Exhibit 10.3 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed July 31, 2013 (No. 001-15925))

10.21†

Form of Performance Based Restricted Stock Award Agreement (Senior Officers) for Community Health Systems, Inc. 2009 Stock Option and Award Plan (for awards granted on or after March 1, 2023) (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 filed May 2, 2022 (No. 001-15925))

10.22†

Form of Performance Based Restricted Stock Award Agreement (Senior Officers) for Community Health Systems, Inc. 2009 Stock Option and Award Plan (for awards granted on or after March 1, 2024) (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 filed April 25, 2024 (No. 001-15925))

10.23†

Form of Director Restricted Stock Unit Award Agreement for Community Health Systems, Inc. 2009 Stock Option and Award Plan (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 filed October 30, 2019 (No. 001-15925))

10.24†

Amendment of Certain Agreements under the Community Health Systems, Inc. 2009 Stock Option and Award Plan, dated as of December 7, 2022, between Community Health Systems, Inc. and Wayne T. Smith, as Grantee (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed December 8, 2022 (No. 001-15925))

10.25†

Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.3 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed May 7, 2014 (No. 001-15925))

10.26

Participation Agreement entered into as of January 1, 2005, by and between Community Health Systems Professional Services Corporation and HealthTrust Purchasing Group, L.P. (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 7, 2005 (No. 001-15925))

10.27

Amendment effective as of January 1, 2015, by and between CHSPSC, LLC and HealthTrust Purchasing Group, L.P., to Participation Agreement entered into as of January 1, 2005, by and between Community Health Systems Professional Services Corporation and HealthTrust Purchasing Group, L.P. (incorporated by reference to Exhibit 10.36 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014 filed February 25, 2015 (No. 001-15925))

No.	Description

10.28

Executive Retention Cash Award between Chad Campbell and CHSPSC, LLC, dated March 19, 2024 (incorporated by reference to Exhibit 10.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 filed April 25, 2024 (No. 001-15925))

10.29

Executive Retention Cash Award between Kevin Stockton and CHSPSC, LLC, dated March 11, 2024 (incorporated by reference to Exhibit 10.3 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 filed April 25, 2024 (No. 001-15925))

10.30

Consultancy Agreement, dated December 31, 2024, by and between CHSPSC, LLC and Lynn T. Simon, M.D. (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed December 31, 2024 (No. 001-15925))

19.1*	Community Health Systems, Inc. Insider Trading Policy

19.2*	Insider Trading Policy Memorandum

21*	List of Subsidiaries

23.1*	Consent of Deloitte & Touche LLP

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97†*	Community Health Systems, Inc. Amended and Restated Clawback Policy, dated September 13, 2023

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

The following financial information from our annual report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 19, 2025, formatted in Inline Extensible Business Reporting Language: (i) the consolidated statements of (loss) income for the years ended December 31, 2024, 2023 and 2022, (ii) the consolidated statements of comprehensive (loss) income for the years ended December 31, 2024, 2023 and 2022, (iii) the consolidated balance sheets at December 31, 2024 and December 31, 2023, (iv) the consolidated statements of stockholders’ deficit for the years ended December 31, 2024, 2023 and 2022, (v) the consolidated statements of cash flows for the years ended December 31, 2024, 2023 and 2022, and (vi) the notes to the consolidated financial statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

Community Health Systems, Inc.

By:	/s/ Tim L. Hingtgen
Tim L. Hingtgen
Director and Chief Executive Officer

Date:	February 19, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Tim L. Hingtgen	Director and	February 19, 2025
Tim L. Hingtgen	Chief Executive Officer

/s/ Kevin J. Hammons	President and	February 19, 2025
Kevin J. Hammons	Chief Financial Officer

/s/ Jason K. Johnson	Senior Vice President and	February 19, 2025
Jason K. Johnson	Chief Accounting Officer

/s/ Wayne T. Smith	Chairman of the	February 19, 2025
Wayne T. Smith	Board of Directors

/s/ Susan W. Brooks	Director	February 19, 2025
Susan W. Brooks

/s/ Ronald L. Burgess, Jr.	Director	February 19, 2025
Ronald L. Burgess, Jr.

/s/ John A. Clerico	Director	February 19, 2025
John A. Clerico

/s/ Michael Dinkins	Director	February 19, 2025
Michael Dinkins

/s/ James S. Ely III	Director	February 19, 2025
James S. Ely III

/s/ John A. Fry	Director	February 19, 2025
John A. Fry

/s/ Joseph A. Hastings, D.M.D	Director	February 19, 2025
Joseph A. Hastings, D.M.D

/s/ Elizabeth T. Hirsch	Director	February 19, 2025
Elizabeth T. Hirsch

/s/ William Norris Jennings, M.D.	Director	February 19, 2025
William Norris Jennings, M.D.

/s/ K. Ranga Krishnan, MBBS	Director	February 19, 2025
K. Ranga Krishnan, MBBS

/s/ Fawn D. Lopez	Director	February 19, 2025
Fawn D. Lopez

/s/ H. James Williams, Ph.D.	Director	February 19, 2025
H. James Williams, Ph.D.