Form 10-Q
period 2025-03-31
COMMUNITY HEALTH SYSTEMS INC
filed 2025-04-24
CIK 1108109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

(Registrant’s telephone number, including area code)

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

As of April 17, 2025, there were outstanding 140,306,440 shares of the Registrant’s Common Stock, $0.01 par value.

Community Health Systems, Inc.

Form 10-Q

For the Three Months Ended March 31, 2025

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF LOSS

(In millions, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Net operating revenues	$3,159	$3,140
Operating expenses:
Salaries and benefits	1,372	1,368
Supplies	489	487
Other operating expenses	865	845
Lease cost and rent	68	77
Depreciation and amortization	105	115
Impairment and (gain) loss on sale of businesses, net	(24)	17
Total operating expenses	2,875	2,909
Income from operations	284	231
Interest expense, net	219	211
Equity in earnings of unconsolidated affiliates	(2)	(2)
Income before income taxes	67	22
Provision for income taxes	42	28
Net income (loss)	25	(6)
Less: Net income attributable to noncontrolling interests	38	35
Net loss attributable to Community Health Systems, Inc. stockholders	$(13)	$(41)
Loss per share attributable to Community Health Systems, Inc. stockholders:
Basic	$(0.10)	$(0.32)
Diluted	$(0.10)	$(0.32)
Weighted-average number of shares outstanding:
Basic	132,876,691	131,272,044
Diluted	132,876,691	131,272,044

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In millions)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Net income (loss)	$25	$(6)
Other comprehensive income (loss), net of income taxes:
Net change in fair value of available-for-sale debt securities, net of tax	3	(2)
Other comprehensive income (loss)	3	(2)
Comprehensive income (loss)	28	(8)
Less: Comprehensive income attributable to noncontrolling interests	38	35
Comprehensive loss attributable to Community Health Systems, Inc. stockholders	$(10)	$(43)

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$431	$37
Patient accounts receivable	2,326	2,286
Supplies	328	331
Prepaid income taxes	—	53
Prepaid expenses and taxes	261	236
Other current assets	61	358
Total current assets	3,407	3,301
Property and equipment	9,200	9,160
Less accumulated depreciation and amortization	(4,458)	(4,384)
Property and equipment, net	4,742	4,776
Goodwill	3,785	3,789
Deferred income taxes	13	13
Other assets, net	1,943	2,175
Total assets	$13,890	$14,054
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$29	$20
Current operating lease liabilities	112	115
Accounts payable	974	913
Income tax payable	96	—
Accrued liabilities:
Employee compensation	478	596
Accrued interest	198	222
Other	483	479
Total current liabilities	2,370	2,345
Long-term debt	11,303	11,432
Deferred income taxes	205	231
Long-term operating lease liabilities	535	535
Other long-term liabilities	806	828
Total liabilities	15,219	15,371
Redeemable noncontrolling interests in equity of consolidated subsidiaries	364	359
STOCKHOLDERS’ DEFICIT
Community Health Systems, Inc. stockholders’ deficit:
Preferred stock, $.01 par value per share, 100,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value per share, 300,000,000 shares authorized; 140,302,924 shares issued and outstanding at March 31, 2025, and 138,919,641 shares issued and outstanding at December 31, 2024	1	1
Additional paid-in capital	2,176	2,175
Accumulated other comprehensive loss	(7)	(10)
Accumulated deficit	(4,093)	(4,080)
Total Community Health Systems, Inc. stockholders’ deficit	(1,923)	(1,914)
Noncontrolling interests in equity of consolidated subsidiaries	230	238
Total stockholders’ deficit	(1,693)	(1,676)
Total liabilities and stockholders’ deficit	$13,890	$14,054

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$25	$(6)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	105	115
Deferred income taxes	(26)	(14)
Stock-based compensation expense	4	6
Impairment and (gain) loss on sale of businesses, net	(24)	17
Other non-cash expenses, net	45	33
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Patient accounts receivable	(48)	39
Supplies, prepaid expenses and other current assets	(10)	(40)
Accounts payable, accrued liabilities and income taxes	103	(13)
Other	(54)	(41)
Net cash provided by operating activities	120	96
Cash flows from investing activities:
Acquisitions of facilities and other related businesses	—	(1)
Purchases of property and equipment	(85)	(93)
Proceeds from disposition of hospitals and other ancillary operations	563	—
Proceeds from sale of property and equipment	—	1
Purchases of available-for-sale debt securities and equity securities	(22)	(4)
Proceeds from sales of available-for-sale debt securities and equity securities	23	12
Purchases of investments in unconsolidated affiliates	—	(4)
Increase in other investments	(35)	(10)
Net cash provided by (used in) investing activities	444	(99)
Cash flows from financing activities:
Repurchase of restricted stock shares for payroll tax withholding requirements	(1)	(2)
Distributions to noncontrolling investors in joint ventures	(35)	(50)
Other borrowings	15	17
Proceeds from ABL Facility	939	933
Repayments of long-term indebtedness	(1,088)	(885)
Net cash (used in) provided by financing activities	(170)	13
Net change in cash and cash equivalents	394	10
Cash and cash equivalents at beginning of period	37	38
Cash and cash equivalents at end of period	$431	$48
Supplemental disclosure of cash flow information:
Interest payments	$(229)	$(149)
Income tax refunds (payments), net	$80	$—

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The unaudited condensed consolidated financial statements of Community Health Systems, Inc. (the “Parent Company”) and its subsidiaries (together with the Parent Company, the “Company”) as of March 31, 2025 and December 31, 2024 and for the three-month periods ended March 31, 2025 and 2024, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. All intercompany transactions and balances have been eliminated. The results of operations for the three months ended March 31, 2025, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2025. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates under different assumptions or conditions.

Certain information and disclosures normally included in the notes to the consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission (the “SEC”). The Company believes the disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2024, contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 19, 2025 (“2024 Form 10-K”).

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

Substantially all of the Company’s operating expenses are “cost of revenue” items. Operating expenses that could be classified as general and administrative by the Company include the Company’s corporate office costs at its Franklin, Tennessee office, which were $69 million and $82 million for the three months ended March 31, 2025 and 2024, respectively. The decrease in corporate office costs during the three months ended March 31, 2025, compared to the same period in 2024 is primarily due to the impact of certain non-recurring adjustments in 2024.

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

Revenue Recognition.

Net Operating Revenues

Net operating revenues are recorded at the transaction price estimated by the Company to reflect the total consideration due from patients and third-party payors in exchange for providing goods and services in patient care. These services are considered to be a single performance obligation and have a duration of less than one year. Revenues are recorded as these goods and services are provided. The transaction price, which involves significant estimates, is determined based on the Company’s standard charges for the goods and services provided, with a reduction recorded for price concessions related to third party contractual arrangements as well as patient discounts and other patient price concessions. During each of the three-month periods ended March 31, 2025 and 2024, the impact of changes to the inputs used to determine the transaction price was considered immaterial.

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

The Company’s net operating revenues for the three months ended March 31, 2025 and 2024 have been presented in the following table based on an allocation of the estimated transaction price with the patient between the primary patient classification of insurance coverage (in millions):

	Three Months Ended
	March 31,
	2025	2024
Medicare	$591	$596
Medicare Managed Care	603	579
Medicaid	477	441
Managed Care and other third-party payors	1,468	1,480
Self-pay	20	44
Total	$3,159	$3,140

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

Final settlements for some payors and programs are subject to adjustment based on administrative review and audit by third parties. As a result of these final settlements, the Company has recorded amounts due to third-party payors of $165 million and $125 million as of March 31, 2025 and December 31, 2024, respectively, and these amounts are included in accrued liabilities-other in the accompanying condensed consolidated balance sheets. Amounts due from third-party payors were $147 million and $161 million as of March 31, 2025 and December 31, 2024, respectively, and are included in other current assets in the accompanying condensed consolidated balance sheets. Substantially all Medicare and Medicaid cost reports are final settled through 2020.

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

These charity care services are estimated to be approximately $308 million and $316 million for the three months ended March 31, 2025 and 2024, respectively, representing the value (at the Company’s standard charges) of these charity care services that are excluded from net operating revenues. The estimated cost incurred by the Company to provide these charity care services to patients who are unable to pay was approximately $34 million and $30 million for the three months ended March 31, 2025 and 2024, respectively. The estimated cost of these charity care services was determined using a ratio of cost to gross charges and applying that ratio to the gross charges associated with providing care to charity patients for the period.

Accounting for the Impairment or Disposal of Long-Lived Assets. During the three months ended March 31, 2025, the Company recorded a net gain of approximately $24 million, comprised of a gain of approximately $50 million related to the sale of two hospitals, partially offset by (i) an approximate $10 million impairment charge recorded to reduce the carrying value of a hospital that was deemed held-for-sale based on the difference between carrying value of the hospital disposal group compared to the estimated fair value less costs to sell, (ii) an approximate $11 million impairment charge to adjust the carrying value of long-lived assets at a hospital that was sold at a sales price below carrying value, and (iii) an approximate $5 million impairment charge recorded to reduce the carrying value of several assets that were idled, disposed of or held-for-sale. During the three months ended March 31, 2025, approximately $101 million of goodwill was allocated from the hospital operations reporting unit associated with the disposal groups for which impairment charges or a gain on sale was recorded during the period.

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

New Accounting Pronouncements. In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740), Improvements to Income Tax Disclosures.” This ASU establishes new requirements for the categorization and disaggregation of information in the rate reconciliation as well as for disaggregation of income taxes paid. Additionally, this ASU modifies and eliminates certain existing requirements for indefinitely reinvested foreign earnings and unrecognized tax benefits. This ASU is effective for annual periods beginning after December 15, 2024 and interim periods beginning after December 15, 2025. The amendments in this ASU should be applied on a prospective basis and early adoption is permitted. The Company is currently evaluating the impact that adoption of this ASU will have on its condensed consolidated financial statements.

The Company has evaluated all other recently issued, but not yet effective, ASUs and does not expect the eventual adoption of such ASUs to have a material impact on its consolidated financial position or results of operations.

2. ACCOUNTING FOR STOCK-BASED COMPENSATION

Stock-based compensation awards have been granted under the Community Health Systems, Inc. Amended and Restated 2009 Stock Option and Award Plan, which was most recently amended and restated as of March 22, 2023 and most recently approved by the Company’s stockholders at the annual meeting of stockholders held on May 9, 2023 (the “2009 Plan”). In addition, at the annual meeting of stockholders to be held on May 13, 2025 (the “2025 Annual Meeting”), the Company’s stockholders will be voting on whether or not to approve the further amendment and restatement of the 2009 Plan (the “Amended 2009 Plan”), which was approved by the Company’s Board of Directors on March 12, 2025.

The 2009 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code and for the grant of stock options which do not so qualify, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance-based shares or units and other share awards. Persons eligible to receive grants under the 2009 Plan include the Company’s directors, officers, employees and consultants. To date, all options granted under the 2009 Plan have been “nonqualified” stock options for tax purposes. Generally, these options vest in one-third increments on each of the first three anniversaries of the

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

option grant date and expire on the tenth anniversary of the option grant date. The exercise price of all options granted under the 2009 Plan is equal to the fair value of the Company’s common stock on the option grant date. As of March 31, 2025, 1,159,922 shares of unissued common stock were reserved for future grants under the 2009 Plan. In addition, if the Amended 2009 Plan is approved by the Company’s stockholders at the 2025 Annual Meeting, 7,000,000 additional shares of unissued common stock will be reserved for future grants under the Amended 2009 Plan.

The following table reflects the impact of total compensation expense related to stock-based equity plans on the reported operating results for the respective periods (in millions):

	Three Months Ended
	March 31,
	2025	2024
Effect on income before income taxes	$(4)	$(6)
Effect on net loss	$(3)	$(5)

At March 31, 2025, $26 million of unrecognized stock-based compensation expense related to outstanding unvested stock options, restricted stock and restricted stock units (the terms of which are summarized below) was expected to be recognized over a weighted-average period of 25 months. Of that amount, $4 million relates to outstanding unvested stock options expected to be recognized over a weighted-average period of 25 months and $22 million relates to outstanding unvested restricted stock and RSUs expected to be recognized over a weighted-average period of 25 months. There were no modifications to awards during the three months ended March 31, 2025 and 2024.

The fair value of stock options was estimated using the Black Scholes option pricing model with the following assumptions and weighted-average fair values during the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Expected volatility	88.7%	90.1%
Expected dividends	—	—
Expected term	6 years	6 years
Risk-free interest rate	4.0%	4.3%

In determining the expected term, the Company examined concentrations of option holdings and historical patterns of option exercises and forfeitures, as well as forward-looking factors, in an effort to determine if there were any discernible employee populations. From this analysis, in determining the expected term for both of the three-month periods ended March 31, 2025 and 2024, the Company identified one population, consisting of persons receiving grants of stock options. The computation of expected term was performed using the simplified method for all stock options granted in the periods presented. The simplified method was used as a result of the Company determining that historical exercise data does not provide a reasonable basis for the expected term of its grants, due primarily to the limited number of stock option exercises that have occurred.

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

Options outstanding and exercisable under the 2009 Plan as of March 31, 2025, and changes during the three-month period following December 31, 2024, was as follows (in millions, except share and per share data):

			Weighted-	Aggregate
		Weighted-	Average	Intrinsic
		Average	Remaining	Value as of
		Exercise	Contractual	March 31,
	Shares	Price	Term	2025
Outstanding at December 31, 2024	4,490,750	$6.24
Granted	806,000	3.01
Exercised	—	—
Forfeited and cancelled	(57,000)	4.43
Outstanding at March 31, 2025	5,239,750	$5.77	7.2 years	$—
Exercisable at March 31, 2025	3,591,738	$6.82	6.2 years	$—

The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2025 and 2024 was $2.27 and $2.19, respectively. The aggregate intrinsic value (calculated as the number of in-the-money stock options multiplied by the difference between the Company’s closing stock price on the last trading day of the reporting period ($2.70) and the exercise price of the respective stock options) in the table above represents the amount that would have been received by the option holders had all option holders exercised their options on March 31, 2025. This amount changes based on the market value of the Company’s common stock. No stock options were exercised during the three months ended March 31, 2025 and 2024. The aggregate intrinsic value of options vested and expected to vest approximates that of the outstanding options.

The Company has also awarded restricted stock under the 2009 Plan to employees of certain subsidiaries. With respect to time-based vesting restricted stock that has been awarded under the 2009 Plan, the restrictions on these shares have generally lapsed in one-third increments on each of the first three anniversaries of the award date. In addition, certain of the restricted stock awards granted to the Company’s senior executives have contained performance objectives required to be met in addition to any time-based vesting requirements. If the applicable performance objectives are not attained, these awards will be forfeited in their entirety. For performance-based awards, the performance objectives are measured cumulatively over a three-year period. If the applicable target performance objective is met at the end of the three-year period, then the restricted stock award subject to such performance objective will vest in full on the third anniversary of the award date. Additionally, for these performance-based awards, based on the level of achievement for the applicable performance objective within the parameters specified in the award agreement, the number of shares to be issued in connection with the vesting of the award may be adjusted to decrease or increase the number of shares specified in the original award. Notwithstanding the above-mentioned performance objectives and vesting requirements, the restrictions with respect to restricted stock granted under the 2009 Plan may lapse earlier in the event of death, disability, change in control of the Company or, other than for performance-based awards, termination of employment by the Company for any reason other than for cause of the holder of the restricted stock. On March 1, 2025, restricted stock awards subject to performance objectives granted on March 1, 2022 vested based on the Company’s cumulative performance compared to performance objectives for the 2022 through 2024 performance period, which were set prior to the date of grant. Such awards vested at 16.8% of the number of shares originally granted to the Company’s then executive chairman, chief executive officer and chief financial officer based on the performance objectives applicable to the then executive chairman, chief executive officer and chief financial officer, and at 21% of the number of shares originally granted to other senior executives based on the performance objectives applicable to such other senior executives. Restricted stock awards subject to performance objectives that have not yet been satisfied are not considered outstanding for purposes of determining diluted earnings per share unless the performance objectives have been satisfied on the basis of results through the end of each respective reporting period.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

Restricted stock outstanding under the 2009 Plan as of March 31, 2025, and changes during the three-month period following December 31, 2024, was as follows:

		Weighted-
		Average Grant
	Shares	Date Fair Value
Unvested at December 31, 2024	6,509,245	$5.63
Granted	2,636,000	3.01
Vested	(1,582,989)	6.56
Forfeited	(1,004,170)	9.66
Unvested at March 31, 2025	6,558,086	3.74

RSUs have been granted to the Company’s non-management directors under the 2009 Plan. Each of the Company’s then-serving non-management directors received grants under the 2009 Plan of 59,801 RSUs and 62,718 RSUs with a grant date of March 1, 2025 and 2024, respectively. Both the March 2025 and 2024 grants had a grant date fair value of approximately $180,000. Pursuant to the Company’s non-management director compensation program, on June 1, 2024, a non-management director, who was elected to the Board of Directors at the Annual Meeting of the Company’s stockholders on May 7, 2024, received a grant of 62,718 RSUs (the same number of RSUs granted to the other non-management directors on March 1, 2024), which had a grant date fair value of approximately $248,000. Vesting of RSUs granted to non-management directors occurs in one-third increments on each of the first three anniversaries of the award date or upon the director’s earlier cessation of service on the Board of Directors, other than for cause. Each non-management director may elect, prior to the beginning of the calendar year in which the award is granted, to defer the receipt of shares of the Company’s common stock issuable upon vesting until either his or her (i) separation from service with the Company or (ii) attainment of an age specified in advance by the non-management director. A total of seven directors elected to defer the receipt of shares of the Company’s common stock for the RSUs granted on March 1, 2025 to a future date. A total of six directors elected to defer the receipt of shares of the Company’s common stock upon vesting of the RSUs granted in 2024 to a future date.

RSUs outstanding under the 2009 Plan as of March 31, 2025, and changes during the three-month period following December 31, 2024, was as follows:

		Weighted-
		Average Grant
	Shares	Date Fair Value
Outstanding at December 31, 2024	1,548,316	$4.49
Granted	777,413	3.01
Vested	(249,998)	4.80
Forfeited	—	—
Outstanding at March 31, 2025	2,075,731	3.90

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

During the three months ended March 31, 2025, one or more subsidiaries of the Company paid less than $1 million to acquire the operating assets and related businesses of certain physician practices and clinics that operate within the communities served by the Company’s affiliated hospitals. The purchase price for these transactions was primarily allocated to working capital and property and equipment.

Divestitures

There were three hospital divestitures completed during the three months ended March 31, 2025. The following table provides a summary of hospitals that the Company divested (or, in the case of Merit Health Biloxi, in which the Company sold its ownership interest) during the three months ended March 31, 2025 and the year ended December 31, 2024:

			Licensed
Hospital	Buyer	City, State	Beds	Effective Date
2025 Divestitures:
Merit Health Biloxi	Memorial Health System	Biloxi, Mississippi	153	February 1, 2025
ShorePoint Health - Port Charlotte	AdventHealth	Port Charlotte, Florida	254	March 1, 2025
ShorePoint Health - Punta Gorda	AdventHealth	Punta Gorda, Florida	208	March 1, 2025

2024 Divestitures:
Tennova Healthcare - Cleveland	Hamilton Health Care Systems, Inc.	Cleveland, TN	351	August 1, 2024
Davis Regional Medical Center	Iredell Memorial Hospital	Statesville, NC	144	October 1, 2024

On December 11, 2024, a subsidiary of the Company entered into a definitive agreement to sell Lake Norman Regional Medical Center (123 licensed beds) in Mooresville, North Carolina, and related businesses, to Duke University Health System, Inc. This disposition was completed on April 1, 2025, as further described in Note 14 - Subsequent Events.

On January 29, 2025, subsidiaries of the Company entered into a definitive agreement for the sale of its 50% interest in Merit Health Madison (67 licensed beds) in Canton, Mississippi, to an affiliate of the University of Mississippi Medical Center, which currently has a 50% ownership interest in Merit Health Madison.

The following table discloses amounts included in the condensed consolidated balance sheets for the hospitals classified as held-for-sale as of March 31, 2025 and December 31, 2024 (in millions). Other current assets primarily includes patient accounts receivable and prepaid expenses while Other assets, net, primarily includes the net property and equipment and goodwill for the hospitals held-for-sale. No divestitures or potential divestitures meet the criteria for reporting as a discontinued operation as of March 31, 2025 or December 31, 2024.

	March 31, 2025	December 31, 2024
Other current assets	$15	$28
Other assets, net	187	395
Accrued liabilities	(14)	(43)

4. GOODWILL

The changes in the carrying amount of goodwill for the three months ended March 31, 2025 are as follows (in millions):

Balance, at December 31, 2024
Goodwill	$6,603
Accumulated impairment losses	(2,814)
3,789
Goodwill acquired as part of acquisitions	2
Goodwill allocated to hospitals divested or held-for-sale	(6)
Balance, at March 31, 2025
Goodwill	6,599
Accumulated impairment losses	(2,814)
$3,785

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

5. INCOME TAXES

The total amount of unrecognized benefit that would affect the effective tax rate, if recognized, was $43 million at March 31, 2025. A total of $6 million of interest and penalties is included in the amount of the liability for uncertain tax positions at March 31, 2025. It is the Company’s policy to recognize interest and penalties related to unrecognized benefits in its condensed consolidated statements of loss as income tax expense.

It is possible the amount of unrecognized tax benefit could change in the next 12 months as a result of a lapse of the statute of limitations and settlements with taxing authorities; however, the Company does not anticipate the change will have a material impact on the Company’s condensed consolidated results of operations or financial position.

The Company’s income tax return for the 2021 and 2022 tax years are under examination by the Internal Revenue Service. The Company believes the result of this examination will not be material to its consolidated results of operations or consolidated financial position. The Company has extended the federal statute of limitations through December 31, 2026 for Community Health Systems, Inc. for the tax periods ended December 31, 2021 and 2022.

The Company’s provision for income taxes was $42 million and $28 million for the three months ended March 31, 2025 and 2024, respectively. The Company’s effective tax rates were 62.7% and 127.3% for the three months ended March 31, 2025 and 2024, respectively. The increase in the provision for income taxes for the three months ended March 31, 2025, compared to the same period in 2024 was primarily due to an increase in non-deductible goodwill related to divested hospitals. The difference in the Company’s effective tax rate for the three months ended March 31, 2025, compared to the same period in 2024 is due to an increase in income before taxes and the aforementioned increase in the provision for income taxes.

Cash paid for income taxes, net of refunds received, resulted in a net refund of $80 million and a net payment of less than $1 million during the three months ended March 31, 2025 and 2024, respectively.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

6. LONG-TERM DEBT

Long-term debt, net of unamortized debt issuance costs and discounts or premiums, as applicable, consists of the following (in millions):

	March 31,	December 31,
	2025	2024
8% Senior Secured Notes due 2027	$700	$700
5⅝% Senior Secured Notes due 2027	1,757	1,757
6⅞% Senior Notes due 2028	626	626
6% Senior Secured Notes due 2029	644	644
5¼% Senior Secured Notes due 2030	1,535	1,535
4¾% Senior Secured Notes due 2031	1,058	1,058
10⅞% Senior Secured Notes due 2032	2,225	2,225
6⅞% Junior-Priority Secured Notes due 2029	1,244	1,244
6⅛% Junior-Priority Secured Notes due 2030	1,227	1,227
ABL Facility	200	341
Finance lease and financing obligations	341	343
Other	32	24
Less: Unamortized deferred debt issuance costs	(257)	(272)
Total debt	11,332	11,452
Less: Current maturities	(29)	(20)
Total long-term debt	$11,303	$11,432

On June 5, 2024, the Company and CHS/Community Health Systems, Inc. (“CHS”) entered into the Second Amendment and Restatement Agreement (the “Amendment”) to refinance and replace the amended and restated asset-based loan (“ABL”) credit agreement (the “ABL Credit Agreement” and, as amended by the Amendment, the “Amended and Restated ABL Credit Agreement”), dated as of November 22, 2021, with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders and other agents party thereto. Pursuant to the Amended and Restated ABL Credit Agreement, the lenders have extended to CHS a revolving asset-based loan facility (the “ABL Facility”) in the maximum aggregate principal amount of $1.0 billion, subject to borrowing base capacity. The ABL Facility includes borrowing capacity available for letters of credit of $200 million. CHS and all domestic subsidiaries of CHS that guarantee CHS’ other outstanding senior and senior secured indebtedness guarantee the obligations of CHS under the ABL Facility. Subject to certain exceptions, all obligations under the ABL Facility and the related guarantees are secured by a perfected first-priority security interest in substantially all of the receivables, deposit, collection and other accounts and contract rights, books, records and other instruments related to the foregoing of the Company, CHS and the guarantors, as well as a perfected junior-priority third lien security interest in substantially all of the other assets of the Company, CHS and the guarantors, subject to customary exceptions and intercreditor arrangements. Principal amounts outstanding under the ABL Facility will be due and payable in full on June 5, 2029.

At March 31, 2025, the Company had outstanding borrowings of $200 million and approximately $651 million of additional borrowing capacity (after taking into consideration the $67 million of outstanding letters of credit) under the ABL Facility. The issued letters of credit were primarily in support of potential insurance-related claims and certain bonds.

The ABL Facility contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the Company’s ability, subject to certain exceptions, to, among other things (1) declare dividends, make distributions or redeem or repurchase capital stock, (2) prepay, redeem or repurchase other debt, (3) incur liens or grant negative pledges, (4) make loans and investments and enter into acquisitions and joint ventures, (5) incur additional indebtedness or provide certain guarantees, (6) engage in mergers, acquisitions and asset sales, (7) conduct transactions with affiliates, (8) alter the nature of the Company’s, CHS’ or the guarantors’ businesses, (9) grant certain guarantees with respect to physician practices, (10) engage in sale and leaseback transactions or (11) change the Company’s fiscal year. The Company is also required to comply with a consolidated fixed coverage ratio, upon certain triggering events described below, and various affirmative covenants. The consolidated fixed charge coverage ratio is calculated as the ratio of (x) consolidated EBITDA (as defined in the ABL Facility) less capital expenditures to (y) the sum of consolidated interest expense (as defined in the ABL Facility), scheduled principal payments, income taxes and restricted payments made in cash or in permitted investments. For purposes of calculating the consolidated fixed charge coverage ratio, the calculation of consolidated EBITDA as defined in the ABL Facility is a trailing 12-month calculation that begins with the Company’s consolidated net income, with certain adjustments for interest, taxes, depreciation and amortization, net income attributable to noncontrolling interests, stock compensation expense, restructuring costs, and the financial impact of other non-cash or

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

non-recurring items recorded during any such 12-month period. The consolidated fixed charge coverage ratio is a required covenant only in periods where the total borrowings outstanding under the ABL Facility reduce the amount available in the facility to less than the greater of (i) $95 million or (ii) 10% of the calculated borrowing base. As a result, in the event the Company has less than $95 million available under the ABL Facility, the Company would need to comply with the consolidated fixed charge coverage ratio. At March 31, 2025, the Company is not subject to the consolidated fixed charge coverage ratio as such triggering event had not occurred during the twelve months ended March 31, 2025.

The Company paid interest of $229 million and $149 million on borrowings during the three months ended March 31, 2025 and 2024, respectively.

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments has been estimated by the Company using available market information as of March 31, 2025 and December 31, 2024, and valuation methodologies considered appropriate. The estimates presented in the table below are not necessarily indicative of amounts the Company could realize in a current market exchange (in millions):

	March 31, 2025		December 31, 2024
	Carrying	Estimated Fair	Carrying	Estimated Fair
	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	$431	$431	$37	$37
Investments in equity securities	65	65	69	69
Available-for-sale debt securities	198	198	192	192
Trading securities	5	5	5	5
Liabilities:
8% Senior Secured Notes due 2027	696	693	696	700
5⅝% Senior Secured Notes due 2027	1,726	1,682	1,722	1,686
6⅞% Senior Notes due 2028	622	412	622	457
6% Senior Secured Notes due 2029	627	573	626	577
5¼% Senior Secured Notes due 2030	1,471	1,266	1,468	1,261
4¾% Senior Secured Notes due 2031	1,055	837	1,054	822
10⅞% Senior Secured Notes due 2032	2,212	2,198	2,212	2,299
6⅞% Junior-Priority Secured Notes due 2029	1,179	810	1,175	940
6⅛% Junior-Priority Secured Notes due 2030	1,177	751	1,175	842
ABL Facility and other debt	227	227	359	359

The carrying value of the Company’s long-term debt in the above table is presented net of unamortized deferred debt issuance costs. The estimated fair value is determined using the methodologies discussed below in accordance with accounting standards related to the determination of fair value based on the U.S. GAAP fair value hierarchy as discussed in Note 8 - Fair Value. The estimated fair value for financial instruments with a fair value that does not equal its carrying value is considered a Level 1 valuation. The Company utilizes the market approach and obtains indicative pricing through publicly available subscription services such as Bloomberg to determine fair values where relevant.

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

In instances where the determination of the fair value hierarchy measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment of factors specific to the asset or liability. Transfers between levels within the fair value hierarchy are recognized by the Company on the date of the change in circumstances that requires such transfer. There were no transfers between levels during the three months ended March 31, 2025 and 2024.

The following table sets forth, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 (in millions):

	March 31, 2025	Level 1	Level 2	Level 3
Investments in equity securities	$65	$65	$—	$—
Available-for-sale debt securities	198	—	198	—
Trading securities	5	—	5	—
Total assets	$268	$65	$203	$—

	December 31, 2024	Level 1	Level 2	Level 3
Investments in equity securities	$69	$69	$—	$—
Available-for-sale debt securities	192	—	192	—
Trading securities	5	—	5	—
Total assets	$266	$69	$197	$—

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

9. LEASES

The Company utilizes operating and finance leases for the use of certain hospitals, medical office buildings, and medical equipment. The components of lease cost and rent expense for the three months ended March 31, 2025 and 2024 are as follows (in millions):

	Three Months Ended March 31,
Lease Cost	2025	2024
Operating lease cost:
Operating lease cost	$44	$48
Short-term rent expense	19	23
Variable lease cost	6	7
Sublease income	(1)	(1)
Total operating lease cost	$68	$77
Finance lease cost:
Amortization of right-of-use assets	$2	$3
Interest on finance lease liabilities	3	3
Total finance lease cost	$5	$6

Supplemental balance sheet information related to leases is as follows (in millions):

	Balance Sheet Classification	March 31, 2025	December 31, 2024
Operating Leases:
Operating lease right-of-use assets	Other assets, net	$621	$623

Finance Leases:
Finance lease right-of-use assets	Property and equipment
	Land and improvements	$—	$—
	Buildings and improvements	235	235
	Equipment and fixtures	7	9
	Property and equipment	242	244
	Less: Accumulated depreciation and amortization	(63)	(63)
	Property and equipment, net	$179	$181

Current finance lease liabilities	Current maturities of long-term debt	$2	$2
Long-term finance lease liabilities	Long-term debt	200	193

Supplemental cash flow information related to leases for the three months ended March 31, 2025 and 2024 is as follows (in millions):

	Three Months Ended March 31,
Cash flow information	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (1)	$41	$46
Operating cash flows from finance leases	3	3
Financing cash flows from finance leases	1	1
Right-of-use assets obtained in exchange for new finance lease liabilities	—	1
Right-of-use assets obtained in exchange for new operating lease liabilities	39	10

_______________________________

(1)
Included in the change in other operating assets and liabilities in the condensed consolidated statements of cash flows.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

10. STOCKHOLDERS’ DEFICIT

Authorized capital shares of the Company include 400,000,000 shares of capital stock consisting of 300,000,000 shares of common stock and 100,000,000 shares of preferred stock. Each of the aforementioned classes of capital stock has a par value of $0.01 per share. Shares of preferred stock, none of which were outstanding as of March 31, 2025, may be issued in one or more series having such rights, preferences and other provisions as determined by the Board of Directors without approval by the holders of common stock.

The Company is a holding company, which operates through its subsidiaries. The ABL Facility and the indentures governing each series of the Company’s outstanding notes contain various covenants under which the assets of the subsidiaries of the Company are subject to certain restrictions relating to, among other matters, dividends and distributions, as referenced in the paragraph below.

The ABL Facility and the indentures governing each series of the Company’s outstanding notes restrict the Company’s subsidiaries from, among other matters, paying dividends and making distributions to the Company, which thereby limits the Company’s ability to pay dividends and/or repurchase stock. As of March 31, 2025, under the most restrictive test in these agreements (and subject to certain exceptions), the Company has approximately $300 million of capacity to pay permitted dividends and/or repurchase shares of stock or make other restricted payments.

The schedule below presents the reconciliation of the carrying amount of total equity, equity attributable to the Company’s stockholders, and equity attributable to noncontrolling interests as of March 31, 2025, and during the three-month period following December 31, 2024 (in millions).

		Community Health Systems, Inc. Stockholders
	Redeemable Noncontrolling Interest	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Noncontrolling Interest	Total Stockholders’ Deficit
Balance, December 31, 2024	$359	$1	$2,175	$(10)	$(4,080)	$238	$(1,676)
Comprehensive income (loss)	13	—	—	3	(13)	25	15
Distributions to noncontrolling interests	(10)	—	—	—	—	(25)	(25)
Disposition of less-than-wholly owned entity	—	—	—	—	—	(8)	(8)
Adjustment to redemption value of redeemable noncontrolling interests	2	—	(2)	—	—	—	(2)
Cancellation of restricted stock for tax withholdings on vested shares	—	—	(1)	—	—	—	(1)
Stock-based compensation	—	—	4	—	—	—	4
Balance, March 31, 2025	$364	$1	$2,176	$(7)	$(4,093)	$230	$(1,693)

The following schedule presents the reconciliation of the carrying amount of total equity, equity attributable to the Company’s stockholders, and equity attributable to the noncontrolling interests as of March 31, 2024, and during the three-month period following December 31, 2023 (in millions):

		Community Health Systems, Inc. Stockholders
	Redeemable Noncontrolling Interest	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Noncontrolling Interest	Total Stockholders’ Deficit
Balance, December 31, 2023	$323	$1	$2,185	$(14)	$(3,564)	$245	$(1,147)
Comprehensive income (loss)	16	—	—	(2)	(41)	19	(24)
Distributions to noncontrolling interests	(17)	—	—	—	—	(33)	(33)
Adjustment to redemption value of redeemable noncontrolling interests	(3)	—	3	—	—	—	3
Cancellation of restricted stock for tax withholdings on vested shares	—	—	(2)	—	—	—	(2)
Other reclassifications of noncontrolling interests	10	—	—	—	—	(10)	(10)
Stock-based compensation	—	—	6	—	—	—	6
Balance, March 31, 2024	329	1	2,192	(16)	(3,605)	221	(1,207)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

11. EARNINGS PER SHARE

The following table sets forth the components of the denominator for the computation of basic and diluted earnings per share for net loss attributable to Community Health Systems, Inc. stockholders:

	Three Months Ended
	March 31,
	2025	2024
Weighted-average number of shares outstanding — basic	132,876,691	131,272,044
Effect of dilutive securities:
Restricted stock awards	—	—
Employee stock options	—	—
Other equity-based awards	—	—
Weighted-average number of shares outstanding — diluted	132,876,691	131,272,044

The Company generated a loss attributable to Community Health Systems, Inc. stockholders for each of the three-month periods ended March 31, 2025 and 2024, so the effect of dilutive securities is not considered because their effect would be antidilutive. If the Company had generated income during the three months ended March 31, 2025 and 2024, the effect of restricted stock awards, employee stock options, and other equity-based awards on the diluted shares calculation would have been an increase of 585,016 shares and 443,799 shares, respectively.

	Three Months Ended
	March 31,
	2025	2024
Dilutive securities outstanding not included in the computation of earnings per share because their effect is antidilutive:
Employee stock options and restricted stock awards	6,417,736	5,800,333

12. SEGMENT INFORMATION

The Company is principally engaged in the provision of healthcare services, including a broad range of general and specialized hospital healthcare services and outpatient services. Services are delivered within hospitals that the Company owns or operates as well as related healthcare entities that exist to support and supplement services provided in their associated hospital, including, for example, physician practices, urgent care centers, freestanding emergency departments, occupational medicine clinics, imaging centers, cancer centers and ambulatory surgery centers.

The Company has a single reportable segment represented by hospital operations, which includes its general acute care hospitals and related healthcare entities that provide inpatient and outpatient healthcare services. The Company defined its single reportable segment consistent with the manner in which internally reported financial information is regularly reviewed by the Company’s chief executive officer who is the Company’s chief operating decision maker (“CODM”). Resources are allocated and financial performance is assessed on a consolidated basis.

The CODM does not review assets at a different level or category than the amounts disclosed in the condensed consolidated balance sheets.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

The Company’s CODM uses net income (loss), as presented in the consolidated statements of loss, to assess performance and allocate resources. Net loss is used in the annual budgeting process as well as throughout the period when projecting or forecasting quarterly and full-year performance. The CODM considers budget-to-actual and actual versus prior period (prior month, prior year, etc.) variances on a periodic basis as a means of assessing performance. The following segment information, including significant segment expenses, is presented in millions:

	Three Months Ended March 31,
	2025	2024
Net operating revenues	$3,159	$3,140
Less:
Salaries and benefits	1,372	1,368
Supplies	489	487
Contract labor	40	48
Medical specialist fees	163	149
Other segment items	730	725
Depreciation and amortization	105	115
Interest expense	219	211
Impairment and (gain) loss on sale of businesses, net	(24)	17
Equity in earnings of unconsolidated affiliates	(2)	(2)
Provision for income taxes	42	28
Net income (loss)	$25	$(6)

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

The table below presents a reconciliation of the beginning and ending liability balances (in millions) during the three months ended March 31, 2025, with respect to the Company’s determination of the contingencies of the Company in respect of which an accrual has been recorded. The liability as of March 31, 2025 is comprised of individually insignificant amounts for various matters.

Summary of Recorded Amounts

Probable
Contingencies
Balance at December 31, 2024	$16
Expense	—
Reserve for insured claim	3
Cash payments	(2)
Balance at March 31, 2025	$17

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

On April 1, 2025, subsidiaries of the Company completed the sale of Lake Norman Regional Medical Center (123 licensed beds) in Mooresville, North Carolina, and related businesses, to Duke University Health System, Inc. The net proceeds from this sale of approximately $284 million, were received at a preliminary closing on March 31, 2025.

On April 15, 2025, subsidiaries of the Company entered into a definitive agreement to sell their collective 80% ownership interest in Cedar Park Regional Medical Center (126 licensed beds) and certain ancillary businesses located in Cedar Park, Texas, to subsidiaries of Ascension Health. Ascension Health currently holds a 20% ownership interest in Cedar Park Regional Medical Center and will purchase the remaining ownership interest through this transaction.

On April 23, 2025, CHS undertook certain financing-related actions including: (1) the commencement of a tender offer for any and all of its outstanding 6⅞% Senior Unsecured Notes due 2028 that will be funded using cash on hand, (2) entered into a privately negotiated agreement with a multi-asset investment manager to issue and sell $700 million aggregate principal amount of 10¾% Senior Secured Notes due 2033, and (3) the issuance of a notice of conditional redemption to redeem all of its outstanding 8% Senior Secured Notes due 2027 at par value plus accrued and unpaid interest. The Company expects to use the net proceeds from issuance of the 10¾% Senior Secured Notes due 2033, together with cash on hand, to redeem the 8% Senior Secured Notes due 2027 and to pay related fees and expenses. The completion of the tender offer and the consummation of the sale of the 10¾% Senior Secured Notes due 2033 and associated redemption of the 8% Senior Secured Notes due 2027, as described above, are expected to be completed in May 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read this discussion together with our condensed consolidated financial statements and the accompanying notes included herein.

Throughout this Quarterly Report on Form 10-Q, or Form 10-Q, we refer to Community Health Systems, Inc., or the Parent Company, and its consolidated subsidiaries in a simplified manner and on a collective basis, using words like “we,” “our,” “us” and the “Company.” This drafting style is suggested by the Securities and Exchange Commission, or SEC, and is not meant to indicate that the publicly-traded Parent Company or any particular subsidiary of the Parent Company owns or operates any asset, business or property. The hospitals, operations and businesses described in this filing are owned and operated by distinct and indirect subsidiaries of Community Health Systems, Inc.

We are one of the nation’s largest healthcare companies. Our affiliates are leading providers of healthcare services, developing and operating healthcare delivery systems in 37 distinct markets across 15 states. As of March 31, 2025, our subsidiaries own or lease 73 affiliated hospitals, with more than 10,000 beds, and operate more than 1,000 sites of care, including physician practices, urgent care centers, freestanding emergency departments, occupational medicine clinics, imaging centers, cancer centers and ambulatory surgery centers. We generate revenues by providing a broad range of general and specialized hospital healthcare services and outpatient services to patients in the communities in which we are located. For the hospitals and other sites of care that we own and operate, we are paid for our services by governmental agencies, private insurers and directly by the patients we serve.

Acquisition and Divestiture Activity

During the three months ended March 31, 2025, we paid less than $1 million to acquire the operating assets and related businesses of certain physician practices and clinics that operate within the communities served by our hospitals. The purchase price for these transactions was primarily allocated to working capital and property and equipment.

During the three months ended March 31, 2025, as reflected in the table below, we completed the divestiture of two hospitals in Florida and sold our 50% ownership interest in a hospital in Mississippi. These hospitals represented annual net operating revenues in 2024 of approximately $359 million and we received total net proceeds of approximately $276 million in connection with these dispositions.

The following table provides a summary of hospitals that we divested (or, in the case of Merit Health Biloxi, in which we sold our 50% ownership interest) during the three months ended March 31, 2025 and the year ended December 31, 2024.

Hospital	Buyer	City, State	Licensed Beds	Effective Date
2025 Divestitures:
Merit Health Biloxi	Memorial Health System	Biloxi, Mississippi	153	February 1, 2025
ShorePoint Health - Port Charlotte	AdventHealth	Port Charlotte, Florida	254	March 1, 2025
ShorePoint Health - Punta Gorda	AdventHealth	Punta Gorda, Florida	208	March 1, 2025

2024 Divestitures:
Tennova Healthcare - Cleveland	Hamilton Health Care Systems, Inc.	Cleveland, TN	351	August 1, 2024
Davis Regional Medical Center	Iredell Memorial Hospital	Statesville, NC	144	October 1, 2024

On April 1, 2025, we completed the sale of Lake Norman Regional Medical Center (123 licensed beds) in Mooresville, North Carolina, and related businesses, to Duke University Health System, Inc. The net proceeds from this sale of approximately $284 million were received at a preliminary closing on March 31, 2025. For additional information regarding this disposition, see the Current Report on Form 8-K filed by us on April 1, 2025.

In addition to hospitals divested as reflected above, we have entered into definitive agreements to sell our ownership interest in one hospital in Mississippi and our ownership interest in one hospital in Texas as further described below, where the divestitures have not yet been completed. On January 29, 2025, we entered into a definitive agreement for the sale of our 50% interest in Merit Health Madison (67 licensed beds) in Canton, Mississippi, to an affiliate of the University of Mississippi Medical Center, which currently has a 50% ownership interest in Merit Health Madison. On April 15, 2025, we entered into a definitive agreement to sell our collective 80% ownership interest in Cedar Park Regional Medical Center (126 licensed beds) and certain ancillary businesses located in Cedar Park, Texas, to subsidiaries of Ascension Health. Ascension Health currently holds a 20% ownership interest in Cedar Park Regional Medical Center and would purchase the remaining ownership interest through this transaction. The total purchase price payable to us at the closing of this transaction is $460 million, subject to certain purchase price adjustments. For additional information regarding this definitive agreement, see the Current Report on Form 8-K filed by us on April 15, 2025. There can be no assurance that these potential dispositions will be completed, or if these potential dispositions are completed, the ultimate timing of the completion of these potential dispositions.

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

Overview of Operating Results

Net operating revenues increased from $3.140 billion for the three months ended March 31, 2024 to $3.159 billion for the three months ended March 31, 2025. On a same-store basis, net operating revenues for the three months ended March 31, 2025 increased $94 million compared to the same period in 2024.

We had net income of $25 million during the three months ended March 31, 2025, compared to net loss of $(6) million for the same period in 2024. Net income for the three months ended March 31, 2025 included the following:

•
an after-tax charge of $7 million for expense related to costs associated with our multi-year initiative to modernize and consolidate technology platforms and associated processes, and
•
an after-tax charge of $2 million resulting from a gain related to the sale of two hospitals, partially offset by a loss on the sale of our 50% ownership interest in one hospital and the impairment of certain long-lived assets that were idled, disposed of or held-for-sale as well as divestiture related costs.

Net loss for the three months ended March 31, 2024 included the following:

•
an after-tax charge of $10 million for expense related to costs associated with our multi-year initiative to modernize and consolidate technology platforms and associated processes, and
•
an after-tax charge of $13 million resulting from impairment of long-lived assets that were idled, disposed of or held-for-sale.

Consolidated inpatient admissions for the three months ended March 31, 2025, decreased 1.0%, compared to the same period in 2024. Consolidated adjusted admissions for the three months ended March 31, 2025, decreased 2.3%, compared to the same period in 2024. Same-store inpatient admissions for the three months ended March 31, 2025, increased 4.0%, compared to the same period in 2024, and same-store adjusted admissions for the three months ended March 31, 2025, increased 2.6%, compared to the same period in 2024.

Self-pay revenues represented approximately 0.6% and 1.4% for the three months ended March 31, 2025 and 2024, respectively. The amount of foregone revenue related to providing charity care services as a percentage of net operating revenues was approximately 9.7% and 10.1% for the three months ended March 31, 2025 and 2024, respectively. Direct and indirect costs incurred in providing charity care services as a percentage of net operating revenues was approximately 1.1% and 1.0% for the three months ended March 31, 2025 and 2024, respectively.

Overview of Legislative and Other Governmental Developments

The healthcare industry is subject to changing political, regulatory, economic and other influences that may affect our business. Regulatory uncertainty has increased as a result of recent decisions issued by the U.S. Supreme Court that affect review of federal agency actions, including Loper Bright Enterprises v. Raimondo, and the outcome of the 2024 federal elections. These U.S. Supreme Court decisions increase judicial scrutiny of agency authority, shift greater responsibility for statutory interpretation to courts and expand the timeline in which a plaintiff can sue regulators. These decisions are expected to significantly impact government agency regulation, particularly within the heavily regulated healthcare industry, in part through an increase in legal challenges to healthcare regulations and agency guidance and decisions. Federal agencies oversee, regulate and otherwise affect many aspects of our business, including through Medicare and Medicaid policies, policies affecting the size of the uninsured population and enforcement and interpretation of fraud and abuse laws. These recent Supreme Court decisions may also result in inconsistent judicial interpretations and delays in and other impacts to agency rulemaking and legislative processes. The outcome of the 2024 federal elections, including Republican control of both the executive and legislative branches, also increases regulatory uncertainty and the potential for significant policy changes. President Trump has issued executive orders that impact or may impact the healthcare industry, including an order establishing a presidential advisory commission, the Department of Government Efficiency, or DOGE, focused on restructuring and streamlining government agencies and reducing or eliminating regulations and federal government programs and other expenditures, as well as a directive for agencies to identify and immediately repeal regulations determined to be unlawful. In March 2025, in accordance with the President’s DOGE Workforce Optimization Initiative, the Department of Health and Human Services, or HHS, announced a significant agency restructuring that will reduce the HHS workforce and consolidate divisions of the agency. HHS also announced a change in its policy on public participation in rulemaking that may negatively affect the ability of industry participants to receive advance notice of and offer feedback on some policy changes. In addition, recent actions by the presidential administration have resulted in holds on or cancellations of congressionally authorized spending as well as interruptions in the distribution of government funds.

In recent years, the U.S. Congress and certain state legislatures have introduced and passed a large number of proposals and legislation affecting the healthcare system, including laws intended to increase access to health insurance and reduce healthcare costs and government spending. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or, collectively, the Affordable Care Act, affects how healthcare services are covered, delivered and reimbursed, and expanded health insurance coverage through a combination of public program expansion and private sector health insurance reforms. However, changes in the law’s implementation, subsequent legislation and regulations, state initiatives and other factors have affected or may affect the number of individuals that elect or are able to obtain public or private health insurance and the scope of such coverage, if obtained. For example, COVID-19 relief legislation temporarily enhanced subsidies available for individuals to purchase coverage through Affordable Care Act marketplaces. Subsequent legislation extended these enhanced subsidies through 2025, but further extension is uncertain, and expiration of the enhanced subsidies may significantly increase the uninsured rate. Other legislative and executive branch initiatives related to health insurance could also result in increased prices for consumers purchasing health insurance coverage or may permit the sale of insurance plans that do not satisfy current Affordable Care Act consumer protections, which could increase rates of uninsured and underinsured individuals and destabilize insurance markets.

Of critical importance to us is the potential impact of any changes specific to the Medicaid program, including changes resulting from legislative and administrative actions at the federal and state levels. Federal actions may impact funding for, or the structure of, the Medicaid program and may shape provider reimbursement rates, eligibility and coverage policies and other aspects of the state Medicaid programs in a manner that could materially and adversely affect us. Currently, the federal government pays a percentage match for state Medicaid expenditures that varies by state and other factors, with no pre-set limit on federal spending. However, some members of Congress and the presidential administration have raised, and Congress may in the future adopt, proposals intended to reduce Medicaid expenditures such as restructuring the Medicaid program to give states a “block grant” or fixed amount of overall funding for their respective Medicaid programs or to impose spending caps such as per Medicaid beneficiary limits on federal contributions. Reductions in federal funding or changes to the federal funding formula for Medicaid could have a particularly significant impact in states that expanded Medicaid under the Affordable Care Act, especially if federal contributions for Medicaid expansion populations decrease and states are unable to offset the reductions. Further, some states have trigger laws that would end their Medicaid expansion or require other changes if federal funding is reduced. Of the 15 states in which we operated hospitals as of March 31, 2025, nine states have taken action to expand their Medicaid programs. At this time, the other six states have opted out of Medicaid expansion, including Florida, Alabama, Tennessee, Mississippi and Texas, where we operated a significant number of hospitals as of March 31, 2025. In addition to changes related to federal funding, Centers for Medicare & Medicaid Services, or CMS, administrators may make changes to Medicaid payment models and may grant states additional flexibilities in the administration of Medicaid programs, including by allowing additional states to condition Medicaid enrollment on work or other community engagement or to impose other eligibility or coverage restrictions.

There is a trend across the healthcare industry toward value-based purchasing. CMS adjusts Medicare reimbursement for hospitals and other providers based on quality measures and administers various accountable care organizations and alternative payment model demonstration projects. Other recent reform initiatives and proposals at the federal and state levels include those focused on price transparency, and limiting out-of-network billing. For example, the No Surprises Act imposes various requirements on providers and health plans intended to prevent “surprise” medical bills.

The federal deficit and other federal and state budgetary pressures have affected government healthcare program expenditures, and we anticipate these effects will continue. For example, the payment reductions required by the Budget Control Act of 2011 and subsequent legislation are currently set to continue through the first ten months of federal fiscal year 2032. It is possible that future deficit reduction legislation will impose additional spending reductions.

Reimbursement by government programs may be affected by broad shifts in payment policy. For example, recent changes related to the 340B Drug Pricing Program have implications for all hospitals reimbursed under the outpatient prospective payment system, or PPS, including those, like ours, that do not participate in the program. In 2018, CMS implemented a payment policy that reduced Medicare payments for 340B hospitals for most drugs obtained at 340B-discounted rates and that resulted in increased payments for non-340B hospitals. In June 2022, the U.S. Supreme Court, in American Hospital Association v. Becerra, invalidated past payment cuts for hospitals participating in the 340B Drug Pricing Program. In light of the U.S. Supreme Court decision and to achieve budget neutrality, CMS reduced payment rates for non-drug services under the outpatient PPS for calendar year 2023, and lump sum payments were distributed to affected 340B providers as the remedy for calendar years 2018 through 2022. Moreover, in order to comply with budget neutrality requirements, HHS finalized a corresponding offset in future non-drug item and service payments for all outpatient PPS providers (except new providers) that will reduce the outpatient PPS conversion factor by 0.5% annually. This adjustment will start in calendar year 2026 and continue for approximately 16 years. This reduction to payment rates adversely affected our results for the three months ended March 31, 2025, and the reduction to the outpatient PPS conversion factor as noted above is anticipated to adversely impact our results beginning in 2026.

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

	Three Months Ended
	March 31,
	2025	2024
Medicare	18.7%	19.0%
Medicare Managed Care	19.1	18.4
Medicaid	15.1	14.1
Managed Care and other third-party payors	46.5	47.1
Self-pay	0.6	1.4
Total	100.0%	100.0%

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

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-based reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for the treatment of patients covered by Medicare, Medicaid and non-governmental payors are generally less than our standard billing rates. We account for the differences between the estimated program reimbursement rates and our standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues by an insignificant amount in each of the three-month periods ended March 31, 2025 and 2024.

The payment rates under the Medicare program for hospital inpatient and outpatient acute care services are based on prospective payment systems, which depend upon a patient’s diagnosis or the clinical complexity of services provided to a patient, among other factors. These rates are indexed for inflation annually, although increases have historically been less than actual inflation. In its final rule establishing payment rates for federal fiscal year 2025 (which began October 1, 2024) for hospital inpatient acute care services reimbursed under the prospective system, CMS increased payment rates by approximately 2.9%. This increase reflects a market basket increase of 3.4%, reduced by a 0.5 percentage point productivity adjustment. Hospitals that do not submit required patient quality data are subject to payment reductions. We are complying with this data submission requirement. Payments may also be affected by various other adjustments, including those that depend on patient-specific or hospital specific factors. For example, the “two midnight rule” establishes admission and medical review criteria for inpatient services limiting when services to Medicare beneficiaries are payable as inpatient hospital services. Reductions in the rate of increase or overall reductions in Medicare reimbursement may cause a decline in the growth of our net operating revenues.

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

The following tables summarize, for the periods indicated, selected operating data.

	Three Months Ended
	March 31,
	2025	2024
Operating results, as a percentage of net operating revenues:
Net operating revenues	100.0%	100.0%
Operating expenses (a)	(88.5)	(88.4)
Depreciation and amortization	(3.3)	(3.7)
Impairment and (gain) loss on sale of businesses, net	0.8	(0.5)
Income from operations	9.0	7.4
Interest expense, net	(7.0)	(6.8)
Equity in earnings of unconsolidated affiliates	0.1	0.1
Income before income taxes	2.1	0.7
Provision for income taxes	(1.3)	(0.9)
Net income (loss)	0.8	(0.2)
Less: Net income attributable to noncontrolling interests	(1.2)	(1.1)
Net loss attributable to Community Health Systems, Inc. stockholders	(0.4)%	(1.3)%

	Three Months Ended March 31,
	2025	2024
Percentage increase (decrease) from prior year:
Net operating revenues	0.6%	1.0%
Admissions (b)	(1.0)	(2.3)
Adjusted admissions (c)	(2.3)	(4.0)
Average length of stay (d)	(4.3)	—
Net loss attributable to Community Health Systems, Inc. stockholders	68.3	19.6
Same-store percentage increase from prior year (e):
Net operating revenues	3.1%	5.7%
Admissions (b)	4.0	3.8
Adjusted admissions (c)	2.6	1.9

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

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Net operating revenues increased to $3.159 billion for the three months ended March 31, 2025, compared to $3.140 billion for the same period in 2024. Net operating revenues on a same-store basis from hospitals that were operated throughout both periods increased $94 million, or 3.1%, during the three months ended March 31, 2025, compared to the same period in 2024. On a period-over-period basis, the increase in same-store net operating revenues was primarily attributable to higher volumes, increased reimbursement rates and supplemental reimbursement program revenue, partially offset by declines in acuity and non-patient revenue and increased patient claim denials. Non-same-store net operating revenues decreased $75 million during the three months ended March 31, 2025, compared to the same period in 2024, due to the divestiture of hospitals in 2025 and 2024. On a consolidated basis, inpatient admissions decreased by 1.0% and adjusted admissions decreased by 2.3% during the three months ended March 31, 2025, compared to the same period in 2024. On a same-store basis, net operating revenues per adjusted admission increased 0.5%, while inpatient admissions increased by 4.0% and adjusted admissions increased by 2.6% for the three months ended March 31, 2025, compared to the same period in 2024.

Operating expenses, as a percentage of net operating revenues, decreased from 92.6% during the three months ended March 31, 2024 to 91.0% during the three months ended March 31, 2025. Operating expenses, excluding depreciation and amortization and impairment and (gain) loss on sale of businesses, as a percentage of net operating revenues, increased from 88.4% for the three months ended March 31, 2024 to 88.5% for the three months ended March 31, 2025. Salaries and benefits, as a percentage of net operating revenues, decreased from 43.5% for the three months ended March 31, 2024 to 43.4% for the three months ended March 31, 2025. Supplies, as a percentage of net operating revenues, remained consistent at 15.5% for both of the three months ended March 31, 2025 and 2024. Other operating expenses, as a percentage of net operating revenues, increased from 26.9% for the three months ended March 31, 2024 to 27.4% for the three months ended March 31, 2025, primarily due to higher medical specialist fees and increased supplemental reimbursement program expense, partially offset by reduced expense for contract labor. Lease cost and rent, as a percentage of net operating revenues, decreased from 2.5% for the three months ended March 31, 2024 to 2.2% for the three months ended March 31, 2025.

Depreciation and amortization, as a percentage of net operating revenues, decreased from 3.7% for three months ended March 31, 2024 to 3.3% for the three months ended March 31, 2025, primarily due to an increase in net operating revenues and the impact of hospital divestitures in 2025 and 2024.

Impairment and (gain) loss on sale of businesses, net was a gain of $24 million for the three months ended March 31, 2025, compared to expense of $17 million for the same period in 2024. The net gain recognized during the three months ended March 31, 2025 was comprised of a gain of approximately $50 million related to the sale of two hospitals, partially offset by (i) an approximate $10 million impairment charge recorded to reduce the carrying value of a hospital that was deemed held-for-sale based on the difference between the carrying value of the hospital disposal group compared to the estimated fair value less costs to sell, (ii) an approximate $11 million impairment charge to adjust the carrying value of long-lived assets at a hospital that was sold at a sales price below carrying value, and (iii) an approximate $5 million impairment charge recorded to reduce the carrying value of several assets that were idled, disposed of or held-for-sale. The expense recognized during the three months ended March 31, 2024 was recorded to reduce the carrying value of several assets that were idled, disposed of or held-for-sale.

Interest expense, net, increased by $8 million to $219 million for the three months ended March 31, 2025, compared to $211 million for the same period in 2024 due primarily to financing activities in 2024.

Equity in earnings of unconsolidated affiliates, as a percentage of net operating revenues, remained consistent at 0.1% for both of the three-month periods ended March 31, 2025 and 2024.

The net results of the above-mentioned changes resulted in income before income taxes increasing $45 million to $67 million for the three months ended March 31, 2025, compared to $22 million for the same period in 2024.

Our provision for income taxes for the three months ended March 31, 2025 and 2024 was $42 million and $28 million, respectively, and the effective tax rates were 62.7% and 127.3% for the three months ended March 31, 2025 and 2024, respectively. The increase in the provision for income taxes for the three months ended March 31, 2025, compared to the same period in 2024 was due to an increase in non-deductible goodwill related to divested hospitals. The difference in our effective tax rate for the three months ended March 31, 2025, compared to the same period in 2024 is due to an increase in income before taxes and the aforementioned increase in the provision for income taxes.

Net income, as a percentage of net operating revenues, was 0.8% for the three months ended March 31, 2025, compared to a net loss of (0.2)% for the same period in 2024.

Net income attributable to noncontrolling interests as a percentage of net operating revenues was 1.2% for the three months ended March 31, 2025, compared to 1.1% for the same period in 2024.

Net loss attributable to Community Health Systems, Inc. stockholders was $(13) million for the three months ended March 31, 2025, compared to $(41) million for the same period in 2024.

Liquidity and Capital Resources

Net cash provided by operating activities increased $24 million, from approximately $96 million for the three months ended March 31, 2024, to approximately $120 million for the three months ended March 31, 2025. The increase in cash provided by operating activities is primarily due to an increase in accounts payable, partially offset by an increase in accounts receivable. Cash paid for interest was $229 million during the three months ended March 31, 2025, compared to $149 million for the same period in 2024. Cash paid for income taxes, net of refunds received, resulted in a net refund of $80 million and a payment of less than $1 million during the three months ended March 31, 2025 and 2024, respectively.

Net cash provided by investing activities was approximately $444 million for the three months ended March 31, 2025, compared to net cash used in investing activities of approximately $99 million for the same period in 2024. Net cash used in investing activities during the three months ended March 31, 2025 was impacted by a decrease of $8 million in cash used for the purchase of property and equipment and an increase of $563 million in cash proceeds from dispositions of hospitals and other ancillary operations, partially offset by a decrease of $7 million in cash from the net impact of the purchases and sales of available-for-sale debt and equity securities and an increase of $25 million in cash used for other investments, which includes capitalized software costs and physician recruitment costs.

Our net cash used in financing activities was approximately $170 million for the three months ended March 31, 2025, compared to net cash provided by financing activities of approximately $13 million for the same period in 2024, a change of $183 million. This was primarily due to the net impact of our debt borrowings and repayments during the three months ended March 31, 2025, compared to the same period in 2024.

Liquidity

Net working capital was approximately $1.0 billion at March 31, 2025 and approximately $956 million at December 31, 2024. Net working capital increased by approximately $81 million between December 31, 2024 and March 31, 2025. The increase is primarily due to increases in cash, patient accounts receivable and prepaid expenses and taxes and decreases in accrued interest and accrued liabilities for employee compensation during the three months ended March 31, 2025, partially offset by decreases in prepaid income taxes and other current assets and increases in current maturities of long-term debt, accounts payable and income tax payable.

In addition to cash flows from operations, available sources of capital include amounts available under the asset-based loan (ABL) credit agreement, or the ABL Credit Agreement, and anticipated access to public and private debt markets as well as proceeds from the disposition of hospitals or other investments such as our minority equity interests in various businesses, as applicable.

Pursuant to the ABL Credit Agreement, the lenders have extended to CHS/Community Health Systems, Inc., or CHS, a revolving asset-based loan facility, or ABL Facility. The maximum aggregate amount under the ABL Facility is $1.0 billion, subject to borrowing base capacity. At March 31, 2025, we had outstanding borrowings of $200 million and approximately $651 million of additional borrowing capacity (after taking into consideration $67 million of outstanding letters of credit) under the ABL Facility. The issued letters of credit were primarily in support of potential insurance-related claims and certain bonds. Principal amounts outstanding under the ABL Facility, if any, will be due and payable in full on June 5, 2029.

2025 Financing Activity

On April 23, 2025, CHS undertook certain financing-related actions including: (1) the commencement of a tender offer for any and all of its outstanding 6⅞% Senior Unsecured Notes due 2028 that will be funded using cash on hand, (2) entered into a privately negotiated agreement with a multi-asset investment manager to issue and sell $700 million aggregate principal amount of 10¾% Senior Secured Notes due 2033, and (3) the issuance of a notice of conditional redemption to redeem all of its outstanding 8% Senior Secured Notes due 2027 at par value plus accrued and unpaid interest. The Company expects to use the net proceeds from issuance of the 10¾% Senior Secured Notes due 2033, together with cash on hand, to redeem the 8% Senior Secured Notes due 2027 and to pay related fees and expenses. The completion of the tender offer and the consummation of the sale of the 10¾% Senior Secured Notes due 2033 and associated redemption of the 8% Senior Secured Notes due 2027, as described above, are expected to be completed in May 2025.

For additional information regarding the tender offer, the sale of the 10¾% Senior Secured Notes due 2033 and the conditional redemption notice with respect to the 8% Senior Secured Notes due 2027, see the Current Reports on Form 8-K filed by the Company on April 23, 2025.

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

As of March 31, 2025, approximately $29 million of our outstanding debt of approximately $11.3 billion is due within the next 12 months.

Net proceeds from divestitures, if any, are expected to be used for general corporate purposes (including potential debt repayments and/or debt repurchases) and capital expenditures.

We believe that our current levels of cash, internally generated cash flows and current levels of availability for additional borrowing under the ABL Facility, our anticipated continued access to the capital markets, and the use of proceeds from any potential future dispositions as noted above, will be sufficient to finance acquisitions, capital expenditures, working capital requirements, and any debt repurchases or other debt repayments we may elect to make or be required to make through the next 12 months and the foreseeable future thereafter. However, ongoing negative economic conditions (including in relation to inflationary pressures, elevated interest rate levels and impacts from the imposition of, or changes in, tariffs) have resulted in, and may continue to result in, significant disruptions of financial and capital markets, which could reduce our ability to access capital and negatively affect our liquidity in the future.

We may elect from time to time to continue to purchase our outstanding debt, including through open market purchases, privately negotiated transactions or otherwise. Any such debt repurchases will depend upon prevailing market conditions, our liquidity requirements, contractual restrictions, applicable securities law requirements and other factors.

There have been no material changes outside of the ordinary course of business to our upcoming cash obligations during the three months ended March 31, 2025, from those disclosed under “Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2024 Form 10-K.

Capital Resources

Cash expenditures for purchases of facilities and other related businesses were less than $1 million for the three months ended March 31, 2025, compared to approximately $1 million for the same period in 2024. Our expenditures for the three months ended March 31, 2025 and 2024 were primarily related to physician practices and clinics.

Capital expenditures relate primarily to expansion and renovation of existing facilities, construction of additional access points such as free-standing emergency departments and ambulatory surgery centers, investments in higher acuity service lines and information technology infrastructure, as well as routine expenditures for equipment, minor renovations and other upgrades. Capital expenditures totaled $85 million and $93 million for the three months ended March 31, 2025 and 2024, respectively. We expect total capital expenditures of approximately $350 million to $400 million in 2025.

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

Reimbursement, Legislative and Regulatory Changes

Ongoing presidential actions, legislative and regulatory efforts and judicial interpretations could reduce or otherwise adversely affect the amount of payments we receive from Medicare and Medicaid and other payors, including through holds on or cancellations of congressionally authorized spending. Within the statutory framework of the Medicare and Medicaid programs, there are substantial areas subject to administrative rulings, interpretations and discretion that may affect payments made under those programs. It is unclear how the restructuring efforts within HHS or broader governmental deregulatory initiatives will impact administration of or payment under the Medicare and Medicaid programs. Legal challenges to healthcare regulations and agency guidance, including those related to Medicare and Medicaid payment policies, may also adversely affect payments, and we expect legal challenges to increase as a result of recent U.S. Supreme Court decisions as noted above. The increased potential for legal challenges may result in delays in and other impacts to the agency rulemaking process. Further, the federal and state governments may reduce the funds available under the Medicare and Medicaid programs, require repayment of previously received funds or require more stringent utilization and quality reviews of hospital facilities. Additionally, there may be a continued rise in managed care programs and further restructuring of the financing and delivery of healthcare in the United States. These events could adversely impact our future financial results. We cannot estimate the impact of Medicare and Medicaid reimbursement changes that have been enacted or otherwise determined or that are currently or may in the future be under consideration. Moreover, we cannot predict whether additional reimbursement reductions, including as a result of the factors described above, will be made or whether any such changes or other restructuring of the financing and delivery of healthcare would have a material adverse effect on our business, financial conditions, results of operations, cash flow, capital resources and liquidity.

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

Critical accounting policies are defined as those policies that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations of the registrant. We believe that our critical accounting policies are limited to those described below. The following information should be read in conjunction with our significant accounting policies included in Note 1 - Basis of Presentation and Significant Accounting Policies of the Notes to the Consolidated Financial Statements included under Part II, Item 8 of the 2024 Form 10-K.

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

Due to the complexities involved in these estimates, actual payments we receive could be different from the amounts we estimate and record. If the actual contractual reimbursement percentage under government programs and managed care contracts differed by 1% at March 31, 2025 from our estimated reimbursement percentage, net loss for the three months ended March 31, 2025 would have changed by approximately $103 million, and net accounts receivable at March 31, 2025 would have changed by approximately $132 million. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues by an insignificant amount for the three-month periods ended March 31, 2025 and 2024.

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

Patient accounts receivable can be impacted by the effectiveness of our collection efforts and, as described in our significant accounting policies included in Note 1 - Basis of Presentation and Significant Accounting Policies of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 of this Form 10-Q, numerous factors may affect the net realizable value of accounts receivable. If the actual collection percentage differed by 1% at March 31, 2025 from our estimated collection percentage as a result of a change in expected recoveries, net loss for the three months ended March 31, 2025 would have changed by approximately $37 million, and net accounts receivable at March 31, 2025 would have changed by approximately $48 million. We also continually review our overall reserve adequacy by monitoring historical cash collections as a percentage of trailing net operating revenues, as well as by analyzing current period net operating revenues and admissions by payor classification, days revenue outstanding, the composition of self-pay receivables between pure self-pay patients and the patient responsibility portion of third-party insured receivables and the impact of recent acquisitions and dispositions.

Our policy is to write-off gross accounts receivable if the balance is under $10 or when such amounts are placed with outside collection agencies. We believe this policy accurately reflects our ongoing collection efforts and is consistent with industry practices. We had approximately $1.5 billion at March 31, 2025 and $1.6 billion at December 31, 2024, being pursued by various outside collection agencies. We expect to collect less than 4%, net of estimated collection fees, of the amounts being pursued by outside collection agencies. As these amounts have been written-off, they are not included in our accounts receivable. Collections on amounts previously written-off are recognized as a recovery of net operating revenues when received. However, we take into consideration estimated collections of these future amounts written-off in determining the implicit price concessions used to measure the transaction price for the applicable portfolio of patient accounts receivable.

All of the following information is derived from our hospitals, excluding clinics, unless otherwise noted.

Patient accounts receivable from our hospitals represent approximately 98% of our total consolidated accounts receivable.

Days revenue outstanding, adjusted for the impact of receivables for state Medicaid supplemental payment programs and divested facilities, was 56 days and 55 days at March 31, 2025 and December 31, 2024, respectively.

Total gross accounts receivable (prior to allowance for contractual adjustments and implicit price concessions) was approximately $17.5 billion and $17.3 billion as of March 31, 2025 and December 31, 2024, respectively. The approximate percentage of total gross accounts receivable (prior to allowance for contractual adjustments and implicit price concessions) summarized by payor and aging categories is as follows:

At March 31, 2025:
	% of Gross Receivables
Payor	0 - 90 Days	90 - 180 Days	180 - 365 Days	Over 365 Days
Medicare	10%	1%	—%	—%
Medicare Managed Care	18%	2%	3%	2%
Medicaid	6%	1%	1%	1%
Managed Care and other third-party payors	18%	3%	3%	3%
Self-Pay	7%	5%	8%	8%

At December 31, 2024:
	% of Gross Receivables
Payor	0 - 90 Days	90 - 180 Days	180 - 365 Days	Over 365 Days
Medicare	10%	—%	—%	—%
Medicare Managed Care	16%	3%	3%	2%
Medicaid	6%	1%	1%	1%
Managed Care and other third-party payors	19%	3%	3%	3%
Self-Pay	7%	6%	8%	8%

The approximate percentage of total gross accounts receivable (prior to allowances for contractual adjustments and implicit price concessions) summarized by payor-type is as follows:

	March 31,	December 31
	2025	2024
Insured receivables	73.3%	72.4%
Self-pay receivables	26.7	27.6
Total	100.0%	100.0%

The combined total at our hospitals and clinics for the estimated implicit price concessions for self-pay accounts receivable and allowances for other self-pay discounts and contractuals, as a percentage of gross self-pay receivables, was approximately 90% at both March 31, 2025 and December 31, 2024. If the receivables that have been written-off, but where collections are still being pursued by outside collection agencies, were included in both the allowances and gross self-pay receivables specified above, the percentage of combined allowances to total self-pay receivables would have been 92% at March 31, 2025 and 93% at December 31, 2024.

Goodwill

At March 31, 2025, we had approximately $3.8 billion of goodwill recorded, all of which resides at our hospital operations reporting unit. Goodwill represents the excess of the fair value of the consideration conveyed in an acquisition over the fair value of net assets acquired. Goodwill is evaluated for impairment annually and when an event occurs or circumstances change that, more likely than not, reduce the fair value of the reporting unit below its carrying value. We performed our last annual goodwill impairment evaluation during the fourth quarter of 2024 using the October 31, 2024 measurement date, which indicated no impairment.

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

The net present value of the projected payments was discounted using a weighted-average risk-free rate of 3.7% at both March 31, 2025 and December 31, 2024. This liability is adjusted for new claims information in the period such information becomes known to us. Professional liability expense includes the losses resulting from professional liability claims and loss adjustment expense, as well as excess insurance premiums, and is presented within other operating expenses in the accompanying condensed consolidated statements of loss.

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

For purposes of estimating our individual claim accruals, we utilize specific claim information, including the nature of the claim, the expected claim amount, the year in which the claim occurred and the laws of the jurisdiction in which the claim occurred. Once the case accruals for known claims are determined, information is stratified by loss layers and retentions, accident years, reported years and geography. Several actuarial methods are used to produce estimates of ultimate paid losses and reserves for incurred but not reported claims. Each of these methods uses our company-specific historical claims data and other information. Company-specific data includes information regarding our business, including historical paid losses and loss adjustment expenses, historical and current case loss reserves, actual and projected hospital statistical data, a variety of hospital census information, employed physician information, professional liability retentions for each policy year, geographic information and other data. Significant assumptions are made on the basis of the aforementioned information in estimating reserves for incurred but not reported claims. A 1% change in assumptions for either severity or frequency as of March 31, 2025 would have increased or decreased the reserve by approximately $5 million to $10 million.

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

There were no significant changes in our estimate of the reserve for professional liability claims during the three months ended March 31, 2025.

Income Taxes

We must make estimates in recording provision for income taxes, including determination of deferred tax assets and deferred tax liabilities and any valuation allowances that might be required against the deferred tax assets. We believe that future income will enable us to realize certain deferred tax assets, subject to the valuation allowance we have established.

The total amount of unrecognized benefit that would impact the effective tax rate, if recognized, was $43 million at March 31, 2025. A total of $6 million of interest and penalties is included in the amount of liability for uncertain tax positions at March 31, 2025. It is our policy to recognize interest and penalties related to unrecognized benefits in our condensed consolidated statements of loss as income tax expense.

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “thinks,” and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. A number of factors could affect the future results of the Company or the healthcare industry generally and could cause the Company’s expected results to differ materially from those expressed in this Form 10-Q. These factors include, among other things:

•
general economic and business conditions, both nationally and in the regions in which we operate, including the impact of challenging macroeconomic conditions and inflationary pressures, the current high interest rate environment, current geopolitical instability, and impacts from the imposition of, or changes in tariffs, as well as the potential impact on us of uncertain political, financial, credit and capital conditions;
•
the impact of current and future healthcare public policy developments and possible changes to federal, state or local laws, regulations and policies affecting the healthcare industry, including changes affecting the structure of or funding for the Medicare and Medicaid programs and changes in the structure and administration of federal and state agencies and programs;
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
•
any changes in or interpretations of income tax laws and regulations; and
•
the risk factors set forth in our 2024 Form 10-K and our other public filings with the SEC.

Although we believe that these forward-looking statements are based on reasonable assumptions, these assumptions are inherently subject to significant regulatory, economic and competitive uncertainties and contingencies, which are difficult or impossible to predict accurately and may be beyond our control. Accordingly, we cannot give any assurance that our expectations will in fact occur, and we caution that actual results may differ materially from those in the forward-looking statements. Given these uncertainties, prospective investors are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements are made as of the date of this filing. We undertake no obligation to revise or update any forward-looking statements, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the three months ended March 31, 2025, there have been no material changes in the quantitative and qualitative disclosures set forth in Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our 2024 Form 10-K.

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

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2025 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we receive inquiries or subpoenas from state regulators, state Medicaid Fraud Control units, fiscal intermediaries, CMS, the U.S. Department of Justice, or the Department of Justice, and other government entities regarding various Medicare and Medicaid issues. In addition, we are subject to other claims and lawsuits arising in the ordinary course of our business including lawsuits and claims related to billing and collection practices at our hospitals. Based on current knowledge, management does not believe that loss contingencies arising from pending legal, regulatory and governmental matters, including the matters described herein, will have a material adverse effect on the consolidated financial position or liquidity of the Company. However, in light of the inherent uncertainties involved in pending legal, regulatory and governmental matters, some of which are beyond our control, and the very large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to our results of operations or cash flows for any particular reporting period. Settlements of suits involving Medicare and Medicaid issues routinely require both monetary payments as well as corporate integrity agreements. Additionally, qui tam or “whistleblower” actions initiated under the federal False Claims Act, or FCA, may be pending but placed under seal by the court to comply with the FCA’s requirements for filing such suits. In September 2014, the Criminal Division of the Department of Justice announced that all qui tam cases will be shared with their Division to determine if a parallel criminal investigation should be opened. The Criminal Division has also frequently stated an intention to pursue corporations in criminal prosecutions, including in its most recent Memorandum dated September 15, 2022. From time to time, we detect issues of non-compliance with Federal healthcare laws pertaining to claims submission and reimbursement practices and/or financial relationships with physicians. We avail ourselves of various mechanisms to address potential overpayments arising out of these issues, including repayment of claims, rebilling of claims, and participation in voluntary disclosure protocols offered by CMS and the Office of Inspector General. Participating in voluntary repayments and voluntary disclosure protocols can have the potential for significant settlement obligations or even enforcement action.

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

Commercial Litigation and Other Lawsuits

Tower Health, f/k/a Reading Health System, et al v. CHS/Community Health Systems, Inc., et al. This breach of contract action is pending in the United States District Court for the Eastern District of Pennsylvania. The plaintiffs allege breaches of an asset purchase agreement in connection with the sale of Pottstown Memorial Medical Center. The alleged breaches regard plaintiffs’ contention that the defendants failed to disclose certain conditions related to the physical plant of the hospital, along with various other alleged breaches of the asset purchase agreement. The plaintiffs filed an amended complaint on July 22, 2019. Trial for this matter began May 3, 2021, and closed on October 5, 2021. On September 6, 2022, the District Court issued a Memorandum Opinion denying all of Tower Health’s claims and entering a judgment in favor of the Company. The District Court also awarded the Company its attorneys’ fees and costs. On October 4, 2022, Tower Health filed a Rule 59 motion to alter or amend the District Court’s judgment and a Rule 15 motion to amend its pleadings. The Company has filed oppositions to both motions and has separately moved for its attorney’s fees. On August 11, 2023, the District Court denied Tower Health’s Rule 59 and Rule 15 motions. Tower Health appealed the District Court’s judgment to the United States Court of Appeals for the Third Judicial District. The Third Circuit Court of Appeals affirmed the District Court’s opinion, awarded our attorneys’ fees and costs on appeal, and ordered the case remanded to the District Court on October 2, 2024. The District Court will now hear our application for attorneys’ fees.

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

Item 1A. Risk Factors

There have been no material changes with regard to the risk factors previously disclosed in the 2024 Form 10-K.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

The following table contains information about our purchases of common stock during the three months ended March 31, 2025.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (b)
January 1, 2025 -
January 31, 2025	4,425	$3.07	—	—
February 1, 2025 -
February 28, 2025	3,615	3.20	—	—
March 1, 2025 -
March 31, 2025	491,989	3.01	—	—
Total	500,029	$3.01	—	—

(a)
500,029 shares were withheld to satisfy the payment of tax obligations related to the vesting of restricted stock awards.
(b)
We had no publicly announced repurchase programs for shares of our common stock during the three months ended March 31, 2025.

The ABL Facility and the indentures governing each series of our outstanding notes restrict our subsidiaries from, among other matters, paying dividends and making distributions to us, which thereby limits our ability to pay dividends and/or repurchase stock. As of March 31, 2025, under the most restrictive test in these agreements (and subject to certain exceptions), we have approximately $300 million of capacity to pay permitted dividends and/or repurchase shares of stock or make other restricted payments.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None. Without limiting the generality of the foregoing, during the three months ended March 31, 2025, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement,” or any “non-Rule 10b-5 trading arrangement,” as such terms are defined in Item 408(a) and (c), respectively, of Regulation S-K.

Item 6. Exhibits

No.			Description
2.1

Purchase Agreement, dated as of April 15, 2025, among CHS/Community Health Systems, Inc., certain subsidiaries of CHS/Community Health Systems, Inc., Ascension Health and certain of its subsidiaries, and Cedar Park Health Systems, L.P. (incorporated by reference to Exhibit 2.1 to Community Health Systems, Inc.'s Current Report on Form 8-K filed on April 15, 2025 (No. 001-15925))

10.1	†	*	Form of Director Restricted Stock Unit Award Agreement for Community Health Systems, Inc. 2009 Stock Option and Award Plan (for awards granted on or after March 1, 2025)
31.1		*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101		*

The following financial information from our quarterly report on Form 10-Q for the quarter and three months ended March 31, 2025 and 2024, filed with the SEC on April 24, 2025, formatted in Inline Extensible Business Reporting Language: (i) the condensed consolidated statements of loss for the three months ended March 31, 2025 and 2024, (ii) the condensed consolidated statements of comprehensive loss for the three months ended March 31, 2025 and 2024, (iii) the condensed consolidated balance sheets at March 31, 2025 and December 31, 2024, (iv) the condensed consolidated statements of cash flows for the three months ended March 31, 2025 and 2024, and (v) the notes to the condensed consolidated financial statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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
Chief Executive Officer (principal executive officer)

By:	/s/ Kevin J. Hammons
Kevin J. Hammons
President and
Chief Financial Officer (principal financial officer)

By:	/s/ Jason K. Johnson
Jason K. Johnson
Senior Vice President and
Chief Accounting Officer (principal accounting officer)

Date: April 24, 2025