Form 10-Q
period 2025-06-30
COMMUNITY HEALTH SYSTEMS INC
filed 2025-07-24
CIK 1108109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

615-465-7000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	CYH	New York Stock Exchange

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

As of July 18, 2025, there were 140,119,116 shares outstanding of the Registrant’s Common Stock, $0.01 par value.

Community Health Systems, Inc.

Form 10-Q

For the Three and Six Months Ended June 30, 2025

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In millions, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net operating revenues	$3,133	$3,140	$6,292	$6,279
Operating expenses:
Salaries and benefits	1,327	1,329	2,699	2,696
Supplies	469	483	958	969
Other operating expenses	885	882	1,750	1,727
Lease cost and rent	74	73	142	151
Depreciation and amortization	105	125	211	241
Impairment and (gain) loss on sale of businesses, net	(239)	10	(263)	27
Total operating expenses	2,621	2,902	5,497	5,811
Income from operations	512	238	795	468
Interest expense, net	214	216	432	426
Gain from early extinguishment of debt	(138)	(26)	(138)	(26)
Equity in earnings of unconsolidated affiliates	(2)	(2)	(4)	(4)
Income before income taxes	438	50	505	72
Provision for income taxes	118	24	160	52
Net income	320	26	345	20
Less: Net income attributable to noncontrolling interests	38	39	76	75
Net income (loss) attributable to Community Health Systems, Inc. stockholders	$282	$(13)	$269	$(55)
Earnings (loss) per share attributable to Community Health Systems, Inc. stockholders:
Basic	$2.11	$(0.10)	$2.02	$(0.42)
Diluted	$2.09	$(0.10)	$2.01	$(0.42)
Weighted-average number of shares outstanding:
Basic	133,763,733	132,344,504	133,322,663	131,808,274
Diluted	134,882,981	132,344,504	134,174,794	131,808,274

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income	$320	$26	$345	$20
Other comprehensive income, net of income taxes:
Net change in fair value of available-for-sale debt securities, net of tax	2	3	5	2
Other comprehensive income	2	3	5	2
Comprehensive income	322	29	350	22
Less: Comprehensive income attributable to noncontrolling interests	38	39	76	75
Comprehensive income (loss) attributable to Community Health Systems, Inc. stockholders	$284	$(10)	$274	$(53)

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

(Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$456	$37
Patient accounts receivable	2,261	2,286
Supplies	326	331
Prepaid income taxes	2	53
Prepaid expenses and taxes	263	236
Other current assets	351	358
Total current assets	3,659	3,301
Property and equipment	9,022	9,160
Less accumulated depreciation and amortization	(4,365)	(4,384)
Property and equipment, net	4,657	4,776
Goodwill	3,604	3,789
Deferred income taxes	13	13
Other assets, net	1,708	2,175
Total assets	$13,641	$14,054
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$23	$20
Current operating lease liabilities	112	115
Accounts payable	970	913
Accrued liabilities:
Employee compensation	486	596
Accrued interest	219	222
Other	485	479
Total current liabilities	2,295	2,345
Long-term debt	10,840	11,432
Deferred income taxes	240	231
Long-term operating lease liabilities	514	535
Other long-term liabilities	850	828
Total liabilities	14,739	15,371
Redeemable noncontrolling interests in equity of consolidated subsidiaries	314	359
STOCKHOLDERS’ DEFICIT
Community Health Systems, Inc. stockholders’ deficit:
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value per share, 300,000,000 shares authorized; 140,119,616 shares issued and outstanding at June 30, 2025, and 138,919,641 shares issued and outstanding at December 31, 2024	1	1
Additional paid-in capital	2,184	2,175
Accumulated other comprehensive loss	(5)	(10)
Accumulated deficit	(3,811)	(4,080)
Total Community Health Systems, Inc. stockholders’ deficit	(1,631)	(1,914)
Noncontrolling interests in equity of consolidated subsidiaries	219	238
Total stockholders’ deficit	(1,412)	(1,676)
Total liabilities and stockholders’ deficit	$13,641	$14,054

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities:
Net income	$345	$20
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	211	241
Deferred income taxes	9	(17)
Stock-based compensation expense	7	8
Impairment and (gain) loss on sale of businesses, net	(263)	27
Gain from early extinguishment of debt	(138)	(26)
Other non-cash expenses, net	92	94
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Patient accounts receivable	(26)	39
Supplies, prepaid expenses and other current assets	(13)	(23)
Accounts payable, accrued liabilities and income taxes	46	(88)
Other	(62)	(78)
Net cash provided by operating activities	208	197
Cash flows from investing activities:
Acquisitions of facilities and other related businesses	—	(1)
Purchases of property and equipment	(176)	(181)
Proceeds from disposition of hospitals and other ancillary operations	1,013	—
Proceeds from sale of property and equipment	5	4
Purchases of available-for-sale debt securities and equity securities	(72)	(23)
Proceeds from sales of available-for-sale debt securities and equity securities	58	32
Purchases of investments in unconsolidated affiliates	—	(4)
Increase in other investments	(42)	(34)
Net cash provided by (used in) investing activities	786	(207)
Cash flows from financing activities:
Repurchase of restricted stock shares for payroll tax withholding requirements	(2)	(2)
Deferred financing costs and other debt-related costs	(2)	(9)
Proceeds from noncontrolling investors in joint ventures	1	1
Redemption of noncontrolling investments in joint ventures	—	(2)
Distributions to noncontrolling investors in joint ventures	(96)	(84)
Other borrowings	15	18
Issuance of long-term debt	700	1,296
Proceeds from ABL Facility	2,189	1,906
Repayments of long-term indebtedness	(3,380)	(3,113)
Net cash (used in) provided by financing activities	(575)	11
Net change in cash and cash equivalents	419	1
Cash and cash equivalents at beginning of period	37	38
Cash and cash equivalents at end of period	$456	$39
Supplemental disclosure of cash flow information:
Interest payments	$(407)	$(360)
Income tax payments, net	$(101)	$(84)

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The unaudited condensed consolidated financial statements of Community Health Systems, Inc. (the “Parent Company”) and its subsidiaries (together with the Parent Company, the “Company”) as of June 30, 2025 and December 31, 2024 and for the three- and six-month periods ended June 30, 2025 and 2024, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. All intercompany transactions and balances have been eliminated. The results of operations for the three and six months ended June 30, 2025, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2025. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates under different assumptions or conditions.

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

Substantially all of the Company’s operating expenses are “cost of revenue” items. Operating expenses that could be classified as general and administrative by the Company include the Company’s corporate office costs at its Franklin, Tennessee office, which were $69 million and $75 million for the three months ended June 30, 2025 and 2024, respectively, and $138 million and $156 million for the six months ended June 30, 2025 and 2024, respectively. The decrease in corporate office costs during the three and six months ended June 30, 2025, compared to the same period in 2024 is primarily due to the impact of certain non-recurring adjustments in 2024.

Throughout these notes to the unaudited condensed consolidated financial statements, Community Health Systems, Inc. and its consolidated subsidiaries are referred to on a collective basis as the “Company.” This drafting style is not meant to indicate that the publicly-traded Parent Company or any particular subsidiary of the Parent Company owns or operates any asset, business, or property. The hospitals, operations and businesses described in this filing are owned and operated, and management services provided, by distinct and indirect subsidiaries of Community Health Systems, Inc.

Revenue Recognition.

Net Operating Revenues

Net operating revenues are recorded at the transaction price estimated by the Company to reflect the total consideration due from patients and third-party payors in exchange for providing goods and services in patient care. These services are considered to be a single performance obligation and have a duration of less than one year. Revenues are recorded as these goods and services are provided. The transaction price, which involves significant estimates, is determined based on the Company’s standard charges for the goods and services provided, with a reduction recorded for price concessions related to third party contractual arrangements as well as patient discounts and other patient price concessions. During each of the three- and six-month periods ended June 30, 2025 and 2024, the impact of changes to the inputs used to determine the transaction price was considered immaterial.

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

The Company’s net operating revenues for the three and six months ended June 30, 2025 and 2024 have been presented in the following table based on an allocation of the estimated transaction price with the patient between the primary patient classification of insurance coverage (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Medicare	$542	$563	$1,132	$1,159
Medicare Managed Care	547	560	1,150	1,139
Medicaid	545	465	1,022	906
Managed Care and other third-party payors	1,481	1,501	2,950	2,980
Self-pay	18	51	38	95
Total	$3,133	$3,140	$6,292	$6,279

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

Patient accounts receivable can be impacted by the effectiveness of the Company’s collection efforts. Additionally, significant changes in payor mix, business office operations, economic conditions or trends in federal and state governmental healthcare coverage and related policies could affect the net realizable value of accounts receivable. The Company also continually reviews the net realizable value of accounts receivable by monitoring historical cash collections as a percentage of trailing net operating revenues, as well as by analyzing current period net operating revenues and admissions by payor classification, days revenue outstanding, the composition of self-pay receivables between pure self-pay patients and the patient responsibility portion of third-party insured receivables, the impact of recent acquisitions and dispositions and the impact of current macroeconomic conditions and other events.

Final settlements for some payors and programs are subject to adjustment based on administrative review and audit by third parties. As a result of these final settlements, the Company has recorded amounts due to third-party payors of $175 million and $125 million as of June 30, 2025 and December 31, 2024, respectively, and these amounts are included in accrued liabilities-other in the accompanying condensed consolidated balance sheets. Amounts due from third-party payors were $128 million and $161 million as of June 30, 2025 and December 31, 2024, respectively, and are included in other current assets in the accompanying condensed consolidated balance sheets. Substantially all Medicare and Medicaid cost reports are final settled through 2020.

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

These charity care services are estimated to be approximately $334 million and $287 million for the three months ended June 30, 2025 and 2024, respectively, and $642 million and $603 million for the six months ended June 30, 2025 and 2024, respectively, representing the value (at the Company’s standard charges) of these charity care services that are excluded from net operating revenues. The estimated cost incurred by the Company to provide these charity care services to patients who are unable to pay was approximately $34 million and $29 million for the three months ended June 30, 2025 and 2024, respectively, and $69 million and $59 million for the six months ended June 30, 2025 and 2024, respectively. The estimated cost of these charity care services was determined using a ratio of cost to gross charges and applying that ratio to the gross charges associated with providing care to charity patients for the period.

Accounting for the Impairment or Disposal of Long-Lived Assets. During the six months ended June 30, 2025, the Company recorded a net gain of approximately $263 million, comprised of a gain of approximately $291 million related to the divestiture of four hospitals, partially offset by (i) an approximately $23 million impairment charge to adjust the carrying value of long-lived assets at two hospitals that were divested at a price below carrying value, and (ii) an approximately $5 million impairment charge recorded to reduce the carrying value of several assets that were idled, disposed of or held-for-sale. During the six months ended June 30, 2025, approximately $390 million of goodwill was allocated from the hospital operations reporting unit associated with the disposal groups for which impairment charges or a gain on sale was recorded during the period.

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

2. ACCOUNTING FOR STOCK-BASED COMPENSATION

Stock-based compensation awards have been granted under the Community Health Systems, Inc. Amended and Restated 2009 Stock Option and Award Plan, which was most recently amended and restated as of March 12, 2025 and most recently approved by the Company’s stockholders at the annual meeting of stockholders held on May 13, 2025 (the “2009 Plan”).

The 2009 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code and for the grant of stock options which do not so qualify, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance-based shares or units and other share awards. Persons eligible to receive grants under the 2009 Plan include the Company’s directors, officers, employees and consultants. To date, all options granted under the 2009 Plan have been “nonqualified” stock options for tax purposes. Generally, these options vest in one-third increments on each of the first three anniversaries of the option grant date and expire on the tenth anniversary of the option grant date. The exercise price of all options granted under the 2009 Plan is equal to the fair value of the Company’s common stock on the option grant date. As of June 30, 2025, 8,684,274 shares of unissued common stock were reserved for future grants under the 2009 Plan.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

The following table reflects the impact of total compensation expense related to stock-based equity plans on the reported operating results for the respective periods (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Effect on income before income taxes	$(3)	$(2)	$(7)	$(8)
Effect on net income	$(2)	$(2)	$(6)	$(6)

At June 30, 2025, $21 million of unrecognized stock-based compensation expense related to outstanding unvested stock options, restricted stock and restricted stock units (the terms of which are summarized below) was expected to be recognized over a weighted-average period of 23 months. Of that amount, $3 million relates to outstanding unvested stock options expected to be recognized over a weighted-average period of 23 months and $18 million relates to outstanding unvested restricted stock and RSUs expected to be recognized over a weighted-average period of 23 months. There were no modifications to awards during the six months ended June 30, 2025 and 2024.

The fair value of stock options was estimated using the Black Scholes option pricing model with the following assumptions and weighted-average fair values during the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Expected volatility	N/A	N/A	88.7%	90.1%
Expected dividends	N/A	N/A	—	—
Expected term	N/A	N/A	6 years	6 years
Risk-free interest rate	N/A	N/A	4.0%	4.3%

In determining the expected term, the Company examined concentrations of option holdings and historical patterns of option exercises and forfeitures, as well as forward-looking factors, in an effort to determine if there were any discernible employee populations. From this analysis, in determining the expected term for both of the six-month periods ended June 30, 2025 and 2024, the Company identified one population, consisting of persons receiving grants of stock options. The computation of expected term was performed using the simplified method for all stock options granted in the periods presented. The simplified method was used as a result of the Company determining that historical exercise data does not provide a reasonable basis for the expected term of its grants, due primarily to the limited number of stock option exercises that have occurred.

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

Options outstanding and exercisable under the 2009 Plan as of June 30, 2025, and changes during each of the three-month periods following December 31, 2024, were as follows (in millions, except share and per share data):

			Weighted-	Aggregate
		Weighted-	Average	Intrinsic
		Average	Remaining	Value as of
		Exercise	Contractual	June 30,
	Shares	Price	Term	2025
Outstanding at December 31, 2024	4,490,750	$6.24
Granted	806,000	3.01
Exercised	—	—
Forfeited and cancelled	(57,000)	4.43
Outstanding at March 31, 2025	5,239,750	5.77
Granted	—	—
Exercised	—	—
Forfeited and cancelled	(310,750)	6.45
Outstanding at June 30, 2025	4,929,000	$5.72	6.9 years	$1
Exercisable at June 30, 2025	3,330,989	$6.81	6.0 years	$—

The weighted-average grant date fair value of stock options granted during the six months ended June 30, 2025 and 2024 was $2.27 and $2.19, respectively. The aggregate intrinsic value (calculated as the number of in-the-money stock options multiplied by the difference between the Company’s closing stock price on the last trading day of the reporting period ($3.40) and the exercise price of the respective stock options) in the table above represents the amount that would have been received by the option holders had all option holders exercised their options on June 30, 2025. This amount changes based on the market value of the Company’s common stock. No stock options were exercised during the three and six months ended June 30, 2025 and 2024. The aggregate intrinsic value of options vested and expected to vest approximates that of the outstanding options.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

Restricted stock outstanding under the 2009 Plan as of June 30, 2025, and changes during each of the three-month periods following December 31, 2024, were as follows:

		Weighted-
		Average Grant
	Shares	Date Fair Value
Unvested at December 31, 2024	6,509,245	$5.63
Granted	2,636,000	3.01
Vested	(1,582,989)	6.56
Forfeited	(1,004,170)	9.66
Unvested at March 31, 2025	6,558,086	3.74
Granted	27,000	3.88
Vested	(48,003)	4.14
Forfeited	(205,002)	3.80
Unvested at June 30, 2025	6,332,081	3.74

RSUs have been granted to the Company’s non-management directors under the 2009 Plan. Each of the Company’s then-serving non-management directors received grants under the 2009 Plan of 59,801 RSUs and 62,718 RSUs with a grant date of March 1, 2025 and 2024, respectively. Both the March 2025 and 2024 grants had a grant date fair value of approximately $180,000. Pursuant to the Company’s non-management director compensation program, on June 1, 2024, a non-management director, who was elected to the Company’s Board of Directors at the Annual Meeting of the Company’s stockholders on May 7, 2024, received a grant of 62,718 RSUs (the same number of RSUs granted to the other non-management directors on March 1, 2024), which had a grant date fair value of approximately $248,000. Vesting of RSUs granted to non-management directors occurs in one-third increments on each of the first three anniversaries of the award date or upon the director’s earlier cessation of service on the Company’s Board of Directors, other than for cause. Each non-management director may elect, prior to the beginning of the calendar year in which the award is granted, to defer the receipt of shares of the Company’s common stock issuable upon vesting until either his or her (i) separation from service with the Company or (ii) attainment of an age specified in advance by the non-management director. A total of seven directors elected to defer the receipt of shares of the Company’s common stock for the RSUs granted on March 1, 2025 to a future date. A total of six directors elected to defer the receipt of shares of the Company’s common stock upon vesting of the RSUs granted in 2024 to a future date.

RSUs outstanding under the 2009 Plan as of June 30, 2025, and changes during each of the three-month periods following December 31, 2024, were as follows:

		Weighted-
		Average Grant
	Shares	Date Fair Value
Outstanding at December 31, 2024	1,548,316	$4.49
Granted	777,413	3.01
Vested	(249,998)	4.80
Forfeited	—	—
Unvested at March 31, 2025	2,075,731	3.90
Granted	—	—
Vested	(5,894)	5.00
Forfeited	—	—
Unvested at June 30, 2025	2,069,837	3.90

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

During the six months ended June 30, 2025, one or more subsidiaries of the Company paid less than $1 million to acquire the operating assets and related businesses of certain physician practices and clinics that operate within the communities served by the Company’s affiliated hospitals. The purchase price for these transactions was primarily allocated to working capital and property and equipment.

Divestitures

There were six hospital divestitures completed during the three and six months ended June 30, 2025. The following table provides a summary of hospitals that the Company divested (or, in the cases of Merit Health Biloxi and Merit Health Madison, in which the
Company sold its 50% ownership interest, and in the case of Cedar Park Regional Medical Center, in which the Company sold its 80%
ownership interest) during the six months ended June 30, 2025 and the year ended December 31, 2024:

			Licensed
Hospital	Buyer	City, State	Beds	Effective Date
2025 Divestitures:
Merit Health Biloxi	Memorial Health System	Biloxi, Mississippi	153	February 1, 2025
ShorePoint Health - Port Charlotte	AdventHealth	Port Charlotte, Florida	254	March 1, 2025
ShorePoint Health - Punta Gorda	AdventHealth	Punta Gorda, Florida	208	March 1, 2025
Lake Norman Regional Medical Center	Duke University Health System, Inc.	Mooresville, North Carolina	123	April 1, 2025
Merit Health Madison	University of Mississippi Medical Center	Canton, Mississippi	67	May 1, 2025
Cedar Park Regional Medical Center	Ascension Health	Cedar Park, Texas	126	June 30, 2025

2024 Divestitures:
Tennova Healthcare - Cleveland	Hamilton Health Care Systems, Inc.	Cleveland, TN	351	August 1, 2024
Davis Regional Medical Center	Iredell Memorial Hospital	Statesville, NC	144	October 1, 2024

In connection with the Company’s divestiture of Tennova Healthcare - Cleveland to Hamilton Health Care Systems, Inc. completed effective August 1, 2024, in addition to the base purchase price of approximately $160 million received by the Company at a preliminary closing on July 31, 2024, the Company is entitled to receive additional cash consideration contingent upon approval of the then-potential modifications to applicable supplemental reimbursement programs as more specifically provided in the asset purchase agreement underlying the transaction. Modifications to the applicable supplemental reimbursement programs have been approved as of June 30, 2025, but an estimate of the additional consideration that may be received by the Company under the terms of the asset purchase agreement, which is dependent upon the determination of a third party, is not yet available. Accordingly, no additional consideration has been recognized by the Company as of June 30, 2025.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

4. GOODWILL

The changes in the carrying amount of goodwill for the six months ended June 30, 2025 are as follows (in millions):

Balance, at December 31, 2024
Goodwill	$6,603
Accumulated impairment losses	(2,814)
3,789
Goodwill acquired as part of acquisitions	2
Goodwill allocated to hospitals divested or held-for-sale (as applicable)	(187)
Balance, at June 30, 2025
Goodwill	6,418
Accumulated impairment losses	(2,814)
$3,604

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

5. INCOME TAXES

The total amount of unrecognized benefit that would affect the effective tax rate, if recognized, was $44 million at June 30, 2025. A total of $7 million of interest and penalties is included in the amount of the liability for uncertain tax positions at June 30, 2025. It is the Company’s policy to recognize interest and penalties related to unrecognized benefits in its condensed consolidated statements of income (loss) as income tax expense.

It is possible the amount of unrecognized tax benefit could change in the next 12 months as a result of a lapse of the statute of limitations and settlements with taxing authorities; however, the Company does not anticipate the change will have a material impact on the Company’s condensed consolidated results of operations or financial position.

The Company’s income tax returns for the 2021 and 2022 tax years are under examination by the Internal Revenue Service. The Company believes the result of this examination will not be material to its consolidated results of operations or consolidated financial position. The Company has extended the federal statute of limitations through December 31, 2026 for Community Health Systems, Inc. for the tax periods ended December 31, 2021 and 2022.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

The Company’s provision for income taxes was $118 million and $24 million for the three months ended June 30, 2025 and 2024, respectively, and $160 million and $52 million for the six months ended June 30, 2025 and 2024, respectively. The Company’s effective tax rates were 26.9% and 48.0% for the three months ended June 30, 2025 and 2024, respectively, and 31.7% and 72.2% for the six months ended June 30, 2025 and 2024, respectively. The increase in the provision for income taxes and the difference in the Company’s effective tax rate for the three and six months ended June 30, 2025, compared to the same period in 2024 was primarily due to an increase in non-deductible goodwill related to divested hospitals.

A federal budget reconciliation bill was enacted on July 4, 2025, which includes federal income tax provisions related to interest deductibility and bonus depreciation, among other provisions. Because the bill was enacted after June 30, 2025, the tax effects of such bill have not been reflected in these condensed consolidated financial statements. The Company is currently evaluating the potential impact of this legislation; however, due to the legislation’s complexity and the proximity of enactment of such legislation to the balance sheet date (June 30, 2025), an estimate of the financial effects of such legislation is not currently determinable.

Cash paid for income taxes, net of refunds received, resulted in a net payment of $181 million and $84 million during the three months ended June 30, 2025 and 2024, respectively, and $101 million and $84 million during the six months ended June 30, 2025 and 2024, respectively. During the three months ended June 30, 2025, approximately $74 million of cash paid for taxes related to gains on divested hospitals for which proceeds were received during the three months ended March 31, 2025.

6. LONG-TERM DEBT

Long-term debt, net of unamortized debt issuance costs and discounts or premiums, as applicable, consists of the following (in millions):

	June 30,	December 31,
	2025	2024
8% Senior Secured Notes due 2027	$—	$700
5⅝% Senior Secured Notes due 2027	1,757	1,757
6⅞% Senior Notes due 2028	42	626
6% Senior Secured Notes due 2029	644	644
5¼% Senior Secured Notes due 2030	1,535	1,535
4¾% Senior Secured Notes due 2031	1,058	1,058
10⅞% Senior Secured Notes due 2032	2,225	2,225
10¾% Senior Secured Notes due 2033	700	—
6⅞% Junior-Priority Secured Notes due 2029	1,244	1,244
6⅛% Junior-Priority Secured Notes due 2030	1,227	1,227
ABL Facility	305	341
Finance lease and financing obligations	340	343
Other	25	24
Less: Unamortized deferred debt issuance costs	(239)	(272)
Total debt	10,863	11,452
Less: Current maturities	(23)	(20)
Total long-term debt	$10,840	$11,432

On May 9, 2025, CHS/Community Health Systems, Inc., a wholly-owned subsidiary of the Parent Company (“CHS”) completed the offering of $700 million aggregate principal amount 10.750% Senior Secured Notes due June 15, 2033 (the “10¾% Senior Secured Notes due 2033”). The Company used the proceeds from issuance of the 10¾% Senior Secured Notes due 2033, together with cash on hand, to redeem all of its 8% Senior Secured Notes due 2027 and to pay related fees and expenses. The 10¾% Senior Secured Notes due 2033 bear interest at a rate of 10.750% per year payable semi-annually in arrears on June 15 and December 15 of each year, commencing on December 15, 2025. The 10¾% Senior Secured Notes due 2033 are unconditionally guaranteed on a senior-priority secured basis by the Company and each of the current and future domestic subsidiaries that provide guarantees under the ABL Facility (as defined below), any capital market debt securities of CHS (including CHS’ outstanding senior notes) and certain other long-term debt of CHS.

The 10¾% Senior Secured Notes due 2033 and the related guarantees are secured by shared (i) first-priority liens on the collateral that also secures on a first-priority basis CHS’ senior-priority secured notes and (ii) second-priority liens on the collateral that secures on a first-priority basis the ABL Facility, in each case subject to permitted liens described in the indenture governing the 5¼% Senior Secured Notes due 2030.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

CHS is entitled, at its option, to redeem all or a portion of the 10¾% Senior Secured Notes due 2033 at any time prior to June 15, 2030, upon not less than 10 nor more than 60 days’ notice, at a price equal to 100% of the principal amount of the 10¾% Senior Secured Notes due 2033 redeemed plus accrued and unpaid interest, if any, plus a “make-whole” premium, as described in the indenture governing the 10¾% Senior Secured Notes due 2033.

CHS may redeem up to 35% of the aggregate principal amount of the 10¾% Senior Secured Notes due 2033 at any time prior to June 15, 2030 using the net proceeds from certain equity offerings at a redemption price of 103.000% of the principal amount of the 10¾% Senior Secured Notes due 2033 redeemed, plus accrued and unpaid interest, if any.

At any time and from time to time on or after June 15, 2030, CHS may redeem the 10¾% Senior Secured Notes due 2033 in whole or in part, upon not less than 10 nor more than 60 days’ prior written notice at a redemption price equal to the percentage of principal amount set forth below plus accrued and unpaid interest, if any, on the 10¾% Senior Secured Notes due 2033 redeemed, to, but excluding, the applicable date of redemption, if redeemed during the twelve-month period beginning on June 15 of the years indicated below:

Period	Redemption Price
June 15, 2030 to June 14, 2031	110.750%
June 15, 2031 to June 14, 2032	105.375%
June 15, 2032 to June 14, 2033	100.000%

In addition, CHS completed a tender offer in May 2025 for its outstanding 6⅞% Senior Unsecured Notes due 2028, pursuant to which the Company purchased $584 million in aggregate principal amount, or approximately 93%, of these outstanding notes, that was funded using cash on hand. Upon completion of the tender offer, approximately $42 million principal amount of the 6⅞% Senior Unsecured Notes due 2028 remains outstanding. These transactions resulted in a pre-tax and after-tax gain from early extinguishment of debt of $138 million and $139 million, respectively, for the three- and six-month periods ended June 30, 2025. There was a pre-tax and after-tax gain from early extinguishment of debt of $26 million and $27 million, respectively, for the three- and six-month periods ended June 30, 2024 related to debt transactions during these periods.

On June 5, 2024, the Company and CHS entered into the Second Amendment and Restatement Agreement (the “Amendment”) to refinance and replace the amended and restated asset-based loan (“ABL”) credit agreement (the “ABL Credit Agreement” and, as amended by the Amendment, the “Amended and Restated ABL Credit Agreement”), dated as of November 22, 2021, with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders and other agents party thereto. Pursuant to the Amended and Restated ABL Credit Agreement, the lenders have extended to CHS a revolving asset-based loan facility in the maximum aggregate principal amount of $1.0 billion, subject to borrowing base capacity (the “ABL Facility”). The ABL Facility includes borrowing capacity available for letters of credit of $200 million. CHS and all domestic subsidiaries of CHS that guarantee CHS’ other outstanding senior and senior secured indebtedness guarantee the obligations of CHS under the ABL Facility. Subject to certain exceptions, all obligations under the ABL Facility and the related guarantees are secured by a perfected first-priority security interest in substantially all of the receivables, deposit, collection and other accounts and contract rights, books, records and other instruments related to the foregoing of the Company, CHS and the guarantors, as well as a perfected junior-priority third lien security interest in substantially all of the other assets of the Company, CHS and the guarantors, subject to customary exceptions and intercreditor arrangements. Principal amounts outstanding under the ABL Facility will be due and payable in full on June 5, 2029.

At June 30, 2025, the Company had outstanding borrowings of $305 million and approximately $483 million of additional borrowing capacity (after taking into consideration the $66 million of outstanding letters of credit) under the ABL Facility. The issued letters of credit were primarily in support of potential insurance-related claims and certain bonds.

The ABL Facility contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the Company’s ability, subject to certain exceptions, to, among other things (1) declare dividends, make distributions or redeem or repurchase capital stock, (2) prepay, redeem or repurchase other debt, (3) incur liens or grant negative pledges, (4) make loans and investments and enter into acquisitions and joint ventures, (5) incur additional indebtedness or provide certain guarantees, (6) engage in mergers, acquisitions and asset sales, (7) conduct transactions with affiliates, (8) alter the nature of the Company’s, CHS’ or the guarantors’ businesses, (9) grant certain guarantees with respect to physician practices, (10) engage in sale and leaseback transactions or (11) change the Company’s fiscal year. The Company is also required to comply with a consolidated fixed charge coverage ratio, upon certain triggering events described below, and various affirmative covenants. The consolidated fixed charge coverage ratio is calculated as the ratio of (x) consolidated EBITDA (as defined in the ABL Facility) less capital expenditures to (y) the sum of consolidated interest expense (as defined in the ABL Facility), scheduled principal payments,

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

income taxes and restricted payments made in cash or in permitted investments. For purposes of calculating the consolidated fixed charge coverage ratio, the calculation of consolidated EBITDA as defined in the ABL Facility is a trailing 12-month calculation that begins with the Company’s consolidated net income, with certain adjustments for interest, taxes, depreciation and amortization, net income attributable to noncontrolling interests, stock compensation expense, restructuring costs, and the financial impact of other non-cash or non-recurring items recorded during any such 12-month period. The consolidated fixed charge coverage ratio is a required covenant only in periods where the total borrowings outstanding under the ABL Facility reduce the amount available in the facility to less than the greater of (i) $95 million or (ii) 10% of the calculated borrowing base. As a result, in the event the Company has less than $95 million available under the ABL Facility, the Company would need to comply with the consolidated fixed charge coverage ratio. At June 30, 2025, the Company is not subject to the consolidated fixed charge coverage ratio as such triggering event had not occurred during the twelve months ended June 30, 2025.

The Company paid interest of $178 million and $211 million on borrowings during the three months ended June 30, 2025 and 2024, respectively, and $407 million and $360 million on borrowings during the six months ended June 30, 2025 and 2024, respectively.

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments has been estimated by the Company using available market information as of June 30, 2025 and December 31, 2024, and valuation methodologies considered appropriate. The estimates presented in the table below are not necessarily indicative of amounts the Company could realize in a current market exchange (in millions):

	June 30, 2025		December 31, 2024
	Carrying	Estimated Fair	Carrying	Estimated Fair
	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	$456	$456	$37	$37
Investments in equity securities	79	79	69	69
Available-for-sale debt securities	215	215	192	192
Trading securities	5	5	5	5
Liabilities:
8% Senior Secured Notes due 2027	—	—	696	700
5⅝% Senior Secured Notes due 2027	1,730	1,731	1,722	1,686
6⅞% Senior Notes due 2028	42	35	622	457
6% Senior Secured Notes due 2029	628	620	626	577
5¼% Senior Secured Notes due 2030	1,473	1,361	1,468	1,261
4¾% Senior Secured Notes due 2031	1,055	901	1,054	822
10⅞% Senior Secured Notes due 2032	2,212	2,359	2,212	2,299
10¾% Senior Secured Notes due 2033	698	721	—	—
6⅞% Junior-Priority Secured Notes due 2029	1,182	993	1,175	940
6⅛% Junior-Priority Secured Notes due 2030	1,179	909	1,175	842
ABL Facility and other debt	325	325	359	359

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

In instances where the determination of the fair value hierarchy measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment of factors specific to the asset or liability. Transfers between levels within the fair value hierarchy are recognized by the Company on the date of the change in circumstances that requires such transfer. There were no transfers between levels during the six months ended June 30, 2025 and 2024.

The following table sets forth, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 (in millions):

	June 30, 2025	Level 1	Level 2	Level 3
Investments in equity securities	$79	$79	$—	$—
Available-for-sale debt securities	215	—	215	—
Trading securities	5	—	5	—
Total assets	$299	$79	$220	$—

	December 31, 2024	Level 1	Level 2	Level 3
Investments in equity securities	$69	$69	$—	$—
Available-for-sale debt securities	192	—	192	—
Trading securities	5	—	5	—
Total assets	$266	$69	$197	$—

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

9. LEASES

The Company utilizes operating and finance leases for the use of certain hospitals, medical office buildings, and medical equipment. The components of lease cost and rent expense for the three and six months ended June 30, 2025 and 2024 are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Lease Cost	2025	2024	2025	2024
Operating lease cost:
Operating lease cost	$41	$46	$84	$94
Short-term rent expense	23	22	43	45
Variable lease cost	11	6	17	14
Sublease income	(1)	(1)	(2)	(2)
Total operating lease cost	$74	$73	$142	$151
Finance lease cost:
Amortization of right-of-use assets	$3	$3	$5	$5
Interest on finance lease liabilities	3	3	6	7
Total finance lease cost	$6	$6	$11	$12

Supplemental balance sheet information related to leases is as follows (in millions):

	Balance Sheet Classification	June 30, 2025	December 31, 2024
Operating Leases:
Operating lease right-of-use assets	Other assets, net	$599	$623

Finance Leases:
Finance lease right-of-use assets	Property and equipment
	Land and improvements	$—	$—
	Buildings and improvements	235	235
	Equipment and fixtures	7	9
	Property and equipment	242	244
	Less: Accumulated depreciation and amortization	(66)	(63)
	Property and equipment, net	$176	$181

Current finance lease liabilities	Current maturities of long-term debt	$2	$2
Long-term finance lease liabilities	Long-term debt	200	193

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

Supplemental cash flow information related to leases for the six months ended June 30, 2025 and 2024 is as follows (in millions):

	Six Months Ended June 30,
Cash flow information	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (1)	$82	$91
Operating cash flows from finance leases	6	7
Financing cash flows from finance leases	2	2
Right-of-use assets obtained in exchange for new finance lease liabilities	—	3
Right-of-use assets obtained in exchange for new operating lease liabilities	52	32

_______________________________

(1)
Included in the change in other operating assets and liabilities in the condensed consolidated statements of cash flows.

10. STOCKHOLDERS’ DEFICIT

Authorized capital shares of the Company include 400,000,000 shares of capital stock consisting of 300,000,000 shares of common stock and 100,000,000 shares of preferred stock. Each of the aforementioned classes of capital stock has a par value of $0.01 per share. Shares of preferred stock, none of which were outstanding as of June 30, 2025, may be issued in one or more series having such rights, preferences and other provisions as determined by the Company’s Board of Directors without approval by the holders of common stock.

The Company is a holding company, which operates through its subsidiaries. The ABL Facility and the indentures governing each series of the Company’s outstanding notes contain various covenants under which the assets of the subsidiaries of the Company are subject to certain restrictions relating to, among other matters, dividends and distributions, as referenced in the paragraph below.

The ABL Facility and the indentures governing each series of the Company’s outstanding notes restrict the Company’s subsidiaries from, among other matters, paying dividends and making distributions to the Company, which thereby limits the Company’s ability to pay dividends and/or repurchase stock. As of June 30, 2025, under the most restrictive test in these agreements (and subject to certain exceptions), the Company has approximately $300 million of capacity to pay permitted dividends and/or repurchase shares of stock or make other restricted payments.

The schedule below presents the reconciliation of the carrying amount of total equity, equity attributable to the Company’s stockholders, and equity attributable to noncontrolling interests as of June 30, 2025, and during each of the three-month periods following December 31, 2024 (in millions).

		Community Health Systems, Inc. Stockholders
	Redeemable Noncontrolling Interest	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Noncontrolling Interest	Total Stockholders’ Deficit
Balance, December 31, 2024	$359	$1	$2,175	$(10)	$(4,080)	$238	$(1,676)
Comprehensive income (loss)	13	—	—	3	(13)	25	15
Distributions to noncontrolling interests	(10)	—	—	—	—	(25)	(25)
Disposition of less-than-wholly owned entity	—	—	—	—	—	(8)	(8)
Adjustment to redemption value of redeemable noncontrolling interests	2	—	(2)	—	—	—	(2)
Cancellation of restricted stock for tax withholdings on vested shares	—	—	(1)	—	—	—	(1)
Stock-based compensation	—	—	4	—	—	—	4
Balance, March 31, 2025	364	1	2,176	(7)	(4,093)	230	(1,693)
Comprehensive income (loss)	14	—	—	2	282	24	308
Distributions to noncontrolling interests	(33)	—	—	—	—	(28)	(28)
Contributions from noncontrolling interests	1	—	—	—	—	—	—
Disposition of less-than-wholly owned entity	(27)	—	—	—	—	(7)	(7)
Adjustment to redemption value of redeemable noncontrolling interests	(5)	—	5	—	—	—	5
Stock-based compensation	—	—	3	—	—	—	3
Balance, June 30, 2025	$314	$1	$2,184	$(5)	$(3,811)	$219	$(1,412)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

The following schedule presents the reconciliation of the carrying amount of total equity, equity attributable to the Company’s stockholders, and equity attributable to the noncontrolling interests as of June 30, 2024, and during each of the three-month periods following December 31, 2023 (in millions):

		Community Health Systems, Inc. Stockholders
	Redeemable Noncontrolling Interest	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Noncontrolling Interest	Total Stockholders’ Deficit
Balance, December 31, 2023	$323	$1	$2,185	$(14)	$(3,564)	$245	$(1,147)
Comprehensive income (loss)	16	—	—	(2)	(41)	19	(24)
Distributions to noncontrolling interests	(17)	—	—	—	—	(33)	(33)
Adjustment to redemption value of redeemable noncontrolling interests	(3)	—	3	—	—	—	3
Cancellation of restricted stock for tax withholdings on vested shares	—	—	(2)	—	—	—	(2)
Other reclassifications of noncontrolling interests	10	—	—	—	—	(10)	(10)
Stock-based compensation	—	—	6	—	—	—	6
Balance, March 31, 2024	329	1	2,192	(16)	(3,605)	221	(1,207)
Comprehensive income (loss)	15	—	—	3	(14)	25	14
Distributions to noncontrolling interests	(14)	—	—	—	—	(20)	(20)
Purchases of subsidiary shares from noncontrolling interests	1	—	(2)	—	—	—	(2)
Adjustment to redemption value of redeemable noncontrolling interests	2	—	(2)	—	—	—	(2)
Other reclassifications of noncontrolling interests	(9)	—	—	—	—	12	12
Stock-based compensation	—	—	2	—	—	—	2
Balance, June 30, 2024	$324	$1	$2,190	$(13)	$(3,619)	$238	$(1,203)

The following schedule discloses the effects of changes in the Company’s ownership interest in its less-than-wholly-owned subsidiaries (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income (loss) attributable to Community Health Systems, Inc. stockholders	$282	$(13)	$269	$(55)
Transfers to the noncontrolling interests:
Net increase in Community Health Systems, Inc. paid-in-capital for purchase of subsidiary partnership interests	—	3	—	3
Net transfers to the noncontrolling interests	—	3	—	3
Change to Community Health Systems, Inc. stockholders’ deficit from net income (loss) attributable to Community Health Systems, Inc. stockholders and transfers to noncontrolling interests	$282	$(10)	$269	$(52)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

11. EARNINGS PER SHARE

The following table sets forth the components of the denominator for the computation of basic and diluted earnings per share for net income (loss) attributable to Community Health Systems, Inc. stockholders:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Weighted-average number of shares outstanding — basic	133,763,733	132,344,504	133,322,663	131,808,274
Effect of dilutive securities:
Restricted stock awards	498,046	—	335,210	—
Employee stock options	2,132	—	1,947	—
Other equity-based awards	619,070	—	514,974	—
Weighted-average number of shares outstanding — diluted	134,882,981	132,344,504	134,174,794	131,808,274

The Company generated a loss attributable to Community Health Systems, Inc. stockholders for the three and six months ended June 30, 2024, so the effect of dilutive securities is not considered because their effect would be antidilutive. If the Company generated income during the three and six months ended June 30, 2024, the effect of restricted stock awards, employee stock options, and other equity-based awards on the diluted shares calculation would have been an increase of 864,816 shares and 654,307 shares, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Dilutive securities outstanding not included in the computation of earnings per share because their effect is antidilutive:
Employee stock options and restricted stock awards	6,128,701	5,771,995	6,273,219	5,786,164

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

The Company has a single reportable segment represented by hospital operations, which includes its general acute care hospitals and related healthcare entities that provide inpatient and outpatient healthcare services. The Company defined its single reportable segment consistent with the manner in which internally reported financial information is regularly reviewed by the Company’s chief executive officer, who is the Company’s chief operating decision maker (“CODM”). Resources are allocated and financial performance is assessed on a consolidated basis.

The CODM does not review assets at a different level or category than the amounts disclosed in the condensed consolidated balance sheets.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

The Company’s CODM uses net income, as presented in the consolidated statements of income (loss), to assess performance and allocate resources. Net income is used in the annual budgeting process as well as throughout the period when projecting or forecasting quarterly and full-year performance. The CODM considers budget-to-actual and actual versus prior period (prior month, prior year, etc.) variances on a periodic basis as a means of assessing performance. The following segment information, including significant segment expenses, is presented in millions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net operating revenues	$3,133	$3,140	$6,292	$6,279
Less:
Salaries and benefits	1,327	1,329	2,699	2,696
Supplies	469	483	958	969
Contract labor	40	45	80	93
Medical specialist fees	152	154	314	303
Other segment items	767	756	1,498	1,482
Depreciation and amortization	105	125	211	241
Interest expense	215	216	433	427
Interest income	(1)	—	(1)	(1)
Impairment and (gain) loss on sale of businesses, net	(239)	10	(263)	27
Gain from early extinguishment of debt	(138)	(26)	(138)	(26)
Equity in earnings of unconsolidated affiliates	(2)	(2)	(4)	(4)
Provision for income taxes	118	24	160	52
Net income	$320	$26	$345	$20

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

The table below presents a reconciliation of the beginning and ending liability balances (in millions) during the six months ended June 30, 2025, with respect to the Company’s determination of the contingencies of the Company in respect of which an accrual has been recorded. The liability as of June 30, 2025 is comprised of individually insignificant amounts for various matters.

Summary of Recorded Amounts

Probable
Contingencies
Balance at December 31, 2024	$16
Expense	1
Reserve for insured claim	3
Cash payments	(3)
Balance at June 30, 2025	$17

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

On July 22, 2025, the Company entered into a definitive agreement with Laboratory Corporation of America Holdings (“Labcorp”), pursuant to which Labcorp will acquire select assets and assume certain leases of the ambulatory outreach laboratory services of the Company’s subsidiaries in 13 states, including certain patient service centers and in-office phlebotomy locations. The total purchase price payable to the Company at the closing of this transaction is $195 million, subject to certain purchase price adjustments.

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

We are one of the nation’s largest healthcare companies. Our affiliates are leading providers of healthcare services, developing and operating healthcare delivery systems in 36 distinct markets across 14 states. As of June 30, 2025, our subsidiaries own or lease 70 affiliated hospitals, with more than 10,000 beds, and operate more than 1,000 sites of care, including physician practices, urgent care centers, freestanding emergency departments, occupational medicine clinics, imaging centers, cancer centers and ambulatory surgery centers. We generate revenues by providing a broad range of general and specialized hospital healthcare services and outpatient services to patients in the communities in which we are located. For the hospitals and other sites of care that we own and operate, we are paid for our services by governmental agencies, private insurers and directly by the patients we serve.

Acquisition and Divestiture Activity

During the six months ended June 30, 2025, we paid less than $1 million to acquire the operating assets and related businesses of certain physician practices and clinics that operate within the communities served by our hospitals. The purchase price for these transactions was primarily allocated to working capital and property and equipment.

During the six months ended June 30, 2025, as reflected in the table below, we completed the divestiture of two hospitals in Florida, one hospital in North Carolina, sold our 80% ownership in one hospital in Texas, and sold our 50% ownership interests in two hospitals in Mississippi, as noted in the table below. These hospitals represented annual net operating revenues in 2024 of approximately $760 million and we received total net proceeds of approximately $1.0 billion in connection with these dispositions.

The following table provides a summary of hospitals that we divested (or, in the cases of Merit Health Biloxi and Merit Health Madison, in which the Company divested its 50% ownership interest, and in the case of Cedar Park Regional Medical Center, in which the Company divested its 80% ownership interest) during the six months ended June 30, 2025 and the year ended December 31, 2024.

Hospital	Buyer	City, State	Licensed Beds	Effective Date
2025 Divestitures:
Merit Health Biloxi	Memorial Health System	Biloxi, Mississippi	153	February 1, 2025
ShorePoint Health - Port Charlotte	AdventHealth	Port Charlotte, Florida	254	March 1, 2025
ShorePoint Health - Punta Gorda	AdventHealth	Punta Gorda, Florida	208	March 1, 2025
Lake Norman Regional Medical Center	Duke University Health System, Inc.	Mooresville, North Carolina	123	April 1, 2025
Merit Health Madison	University of Mississippi Medical Center	Canton, Mississippi	67	May 1, 2025
Cedar Park Regional Medical Center	Ascension Health	Cedar Park, Texas	126	June 30, 2025

2024 Divestitures:
Tennova Healthcare - Cleveland	Hamilton Health Care Systems, Inc.	Cleveland, TN	351	August 1, 2024
Davis Regional Medical Center	Iredell Memorial Hospital	Statesville, NC	144	October 1, 2024

On July 22, 2025, we entered into a definitive agreement with Laboratory Corporation of America Holdings, or Labcorp, pursuant to which Labcorp will acquire select assets and assume certain leases of the ambulatory outreach laboratory services of our subsidiaries in 13 states, including certain patient service centers and in-office phlebotomy locations. The total purchase price payable to us at the closing of this transaction is $195 million, subject to certain purchase price adjustments. For additional information regarding this definitive agreement, see the Current Report on Form 8-K filed by us on July 22, 2025. There can be no assurance that this potential disposition will be completed, or if this potential disposition is completed, the ultimate timing of the completion of this potential disposition.

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

Overview of Operating Results

Net operating revenues decreased from $3.140 billion for the three months ended June 30, 2024 to $3.133 billion for the three months ended June 30, 2025. On a same-store basis, net operating revenues for the three months ended June 30, 2025 increased $190 million compared to the same period in 2024.

We had net income of $320 million during the three months ended June 30, 2025, compared to $26 million for the same period in 2024. Net income for the three months ended June 30, 2025 included the following:

•
an after tax benefit of $139 million for gain from early extinguishment of debt, and
•
an after-tax benefit of $151 million resulting from a gain related to the divestiture of two hospitals, partially offset by a loss on the divestiture of our ownership interest in a hospital and the impairment of certain long-lived assets that were idled or disposed of as well as divestiture related costs.

Net income for the three months ended June 30, 2024 included the following:

•
an after tax benefit of $27 million for gain from early extinguishment of debt,
•
an after-tax charge of $10 million for expenses related to costs associated with our multi-year initiative to modernize and consolidate technology platforms and associated processes, and
•
an after-tax charge of $8 million resulting from impairment of long-lived assets that were disposed of as well as divestiture related expenses.

Consolidated inpatient admissions for the three months ended June 30, 2025, decreased 7.4%, compared to the same period in 2024. Consolidated adjusted admissions for the three months ended June 30, 2025, decreased 8.3%, compared to the same period in 2024. Same-store inpatient admissions for the three months ended June 30, 2025, increased 0.3%, compared to the same period in 2024, and same-store adjusted admissions for the three months ended June 30, 2025, decreased 0.7%, compared to the same period in 2024.

Net operating revenues increased from $6.279 billion for the six months ended June 30, 2024 to $6.292 billion for the six months ended June 30, 2025. On a same-store basis, net operating revenues for the six months ended June 30, 2025 increased $292 million compared to the same period in 2024.

We had net income of $345 million during the six months ended June 30, 2025, compared to $20 million for the same period in 2024. Net income for the six months ended June 30, 2025 included the following:

•
an after tax benefit of $139 million for gain from early extinguishment of debt,
•
an after-tax charge of $7 million for expenses related to costs associated with our multi-year initiative to modernize and consolidate technology platforms and associated processes, and
•
an after-tax benefit of $148 million resulting from a gain related to the divestiture of four hospitals, partially offset by losses on the divestiture of our ownership interest in two separate hospitals and the impairment of certain long-lived assets that were idled or disposed of as well as divestiture related costs.

Net income for the six months ended June 30, 2024 included the following:

•
an after tax benefit of $27 million for gain from early extinguishment of debt,
•
an after-tax charge of $19 million for expenses related to costs associated with our multi-year initiative to modernize and consolidate technology platforms and associated processes, and
•
an after-tax charge of $21 million resulting from impairment of long-lived assets that were idled, disposed of or held-for-sale.

Consolidated inpatient admissions for the six months ended June 30, 2025, decreased 4.2%, compared to the same period in 2024. Consolidated adjusted admissions for the six months ended June 30, 2025, decreased 5.3%, compared to the same period in 2024. Same-store inpatient admissions for the six months ended June 30, 2025, increased 2.3%, compared to the same period in 2024, and same-store adjusted admissions for the six months ended June 30, 2025, increased 1.0%, compared to the same period in 2024.

Self-pay revenues represented approximately 0.6% and 1.6% for the three months ended June 30, 2025 and 2024, respectively, and 0.6% and 1.5% for the six months ended June 30, 2025 and 2024, respectively. The amount of foregone revenue related to providing charity care services as a percentage of net operating revenues was approximately 10.7% and 9.1% for the three months ended June 30, 2025 and 2024, respectively, and 10.2% and 9.6% for the six months ended June 30, 2025 and 2024, respectively. Direct and indirect costs incurred in providing charity care services as a percentage of net operating revenues was approximately 1.1% and 0.9% for the three months ended June 30, 2025 and 2024, respectively, and 1.1% and 0.9% for the six months ended June 30, 2025 and 2024, respectively.

Overview of Legislative and Other Governmental Developments

The healthcare industry is subject to changing political, regulatory, economic and other influences that may affect our business. Regulatory uncertainty has increased as a result of recent decisions issued by the U.S. Supreme Court that affect review of federal agency actions, including Loper Bright Enterprises v. Raimondo, and the outcome of the 2024 federal elections. These U.S. Supreme Court decisions increase judicial scrutiny of agency authority, shift greater responsibility for statutory interpretation to courts and expand the timeline in which a plaintiff can sue regulators. These decisions are expected to significantly impact government agency regulation, particularly within the heavily regulated healthcare industry, in part through an increase in legal challenges to healthcare regulations and agency guidance and decisions. Federal agencies oversee, regulate and otherwise affect many aspects of our business, including through Medicare and Medicaid policies, policies affecting the size of the uninsured population and enforcement and interpretation of fraud and abuse laws. Recent Supreme Court decisions may also result in inconsistent judicial interpretations and delays in and other impacts to agency rulemaking and legislative processes. The outcome of the 2024 federal elections, including Republican control of both the executive and legislative branches, also increases regulatory uncertainty and the likelihood of ongoing significant policy changes. Recent actions by the presidential administration impact or may impact the healthcare industry, including actions resulting in holds on or cancellations of congressionally authorized spending as well as interruptions in the distribution of government funds. In addition, President Trump has issued an executive order establishing a presidential advisory commission, the Department of Government Efficiency, or DOGE, focused on restructuring and streamlining government agencies and reducing or eliminating regulations and federal government programs and other expenditures, as well as a directive for agencies to identify and immediately repeal regulations determined to be unlawful. In March 2025, in accordance with the President’s DOGE Workforce Optimization Initiative, the Department of Health and Human Services, or HHS, announced a significant agency restructuring that will reduce the HHS workforce and consolidate divisions of the agency. HHS also announced a change in its policy on public participation in rulemaking that may negatively affect the ability of industry participants to receive advance notice of and offer feedback on some policy changes. Moreover, evolving interpretations or enforcement of applicable laws and regulations could require us to make changes in our facilities or operations or require us to incur other costs to comply. For example, in May 2025, Centers for Medicare & Medicaid Services, or CMS, rescinded Emergency Medical Treatment and Active Labor Act, or EMTALA, guidance issued to hospitals by the prior presidential administration regarding the preemption of state laws restricting abortion. Hospitals may face conflicting interpretations as to the requirements imposed by EMTALA in relation to state laws that address access to abortion or other reproductive health services.

In the last two decades, the U.S. Congress and certain state legislatures have introduced and passed a large number of proposals and legislation affecting the healthcare system, including laws intended to increase access to health insurance and reduce healthcare costs and government spending and increase or, more recently, decrease access to health insurance. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or, collectively, the Affordable Care Act, expanded health insurance coverage through a combination of public program expansion and private sector health insurance reforms, but changes in the law’s implementation, subsequent legislation and regulations, state initiatives and other factors have affected or may affect the number of individuals that elect or are able to obtain public or private health insurance and the scope of such coverage, if obtained. For example, COVID-19 relief legislation, as modified by subsequent legislation, temporarily enhanced subsidies available for individuals to purchase coverage through Affordable Care Act marketplaces through 2025, but extension of these subsidies is uncertain, and their expiration may significantly increase the number of people who are uninsured. Further, CMS issued a final rule in June 2025 that standardizes and shortens the open enrollment period for individual market coverage, both on and off the Affordable Care Act marketplaces, and requires stricter income-verification measures, among other changes. Moreover, the federal budget reconciliation bill enacted on July 4, 2025, or the 2025 Reconciliation Bill, includes healthcare policy changes that are expected to decrease access to health insurance. Among other provisions, the 2025 Reconciliation Bill makes changes to Affordable Care Act marketplace insurance, including effectively ending automatic renewals of coverage by requiring pre-enrollment verification of eligibility and restricting subsidized marketplace coverage and Medicare and Medicaid eligibility based on immigration status. Other legislative and executive branch initiatives related to health insurance could also result in increased prices for consumers purchasing health insurance coverage or may permit the sale of insurance plans that do not satisfy current Affordable Care Act consumer protections. Any of these developments could increase rates of uninsured and underinsured individuals and destabilize insurance markets.

Of critical importance to us is the potential impact of any changes specific to the Medicaid program, including changes resulting from legislative and administrative actions at the federal and state levels. Federal actions may impact funding for, or the structure of, the Medicaid program and may shape provider reimbursement rates, eligibility and coverage policies and other aspects of the state Medicaid programs in a manner that could materially and adversely affect us. For example, the 2025 Reconciliation Bill includes policy changes that are expected to result in significant cuts to federal healthcare spending, including significant changes to the Medicaid program. The 2025 Reconciliation Bill limits eligibility for Medicaid, reduces federal Medicaid funding and expands cost-sharing obligations for enrollees. Among other changes, the law includes work or community engagement requirements for adults under the age of 65 in the Medicaid expansion population, subject to limited exceptions, and requires eligibility redeterminations at least every six months for Medicaid expansion adults, with state compliance required by December 31, 2026.

In addition, the 2025 Reconciliation Bill makes significant changes to Medicaid financing mechanisms, including restrictions on provider tax arrangements that are intended to reduce the federal matching funds received by state Medicaid programs. The law prohibits states from establishing new provider taxes or increasing rates of existing provider taxes while also limiting the structure of such taxes. The law also directs HHS to revise regulations governing state directed payment, or SDP, arrangements, which many states have implemented to direct certain Medicaid managed care expenditures, to cap total payments rates for specified services including hospital services. Some provisions of the 2025 Reconciliation Bill could have a particularly significant impact in states that expanded Medicaid under the Affordable Care Act, especially if a significant number of individuals formerly covered under Medicaid expansion lose Medicaid eligibility but do not obtain other health insurance coverage. Of the 14 states in which we operated hospitals as of June 30, 2025, eight states have taken action to expand their Medicaid programs. The other six states in which we operated hospitals as of June 30, 2025, have opted out of Medicaid expansion, including Florida, Alabama, Tennessee, Mississippi and Texas, in which states we operated a significant number of hospitals as of June 30, 2025. Although we are unable to fully assess the magnitude of the future impact of the 2025 Reconciliation Bill, we expect the 2025 Reconciliation Bill to adversely impact our revenue and financial results as well as increase the amount of our self-pay patients, including as a result of this legislation’s limitations on Medicaid eligibility and reductions in federal Medicaid funding as noted above.

Future Medicaid reform proposals may result in further reductions to Medicaid expenditures and involve additional administrative changes. For example, some members of Congress and the presidential administration have raised, and Congress may in the future adopt, other proposals intended to reduce Medicaid expenditures such as restructuring the Medicaid program to give states a “block grant” or fixed amount of overall funding for their respective Medicaid programs or to impose spending caps such as per Medicaid beneficiary limits on federal contributions. Any future changes that reduce federal funding for Medicaid expansion populations could trigger laws in some states that would end those states’ Medicaid expansion or require other changes to the program. In addition to changes related to federal funding, CMS administrators may make changes to Medicaid payment models and may grant states additional flexibilities in the administration of Medicaid programs, including by allowing states to impose additional eligibility or coverage restrictions.

The federal deficit and other federal and state budgetary pressures have affected government healthcare program expenditures, and we anticipate these effects will continue. For example, the 2025 Reconciliation Bill is expected to decrease federal healthcare spending, particularly with respect to Medicaid, and is generally expected to have significant impact on state budgets, which may result in state-level changes such as reductions to the scope of covered services or tax increases. In addition, the 2025 Reconciliation Bill increases the federal budget deficit in a manner that triggers a statutorily mandated sequestration under the Pay-As-You-Go Act of 2010. As a result, a Medicare spending reduction of up to 4% is required to take effect in early 2026, absent congressional action. These reductions would be in addition to the payment reductions required by the Budget Control Act of 2011 and subsequent legislation, which are currently set to continue through the first ten months of federal fiscal year 2032. It is possible that future deficit reduction legislation will impose additional spending reductions.

Reimbursement by government programs may be affected by broad shifts in payment policy. For example, recent changes related to the 340B Drug Pricing Program have implications for all hospitals reimbursed under the outpatient prospective payment system, or PPS, including those, like ours, that do not participate in the program. In 2018, CMS implemented a payment policy that reduced Medicare payments for 340B hospitals for most drugs obtained at 340B-discounted rates and that resulted in increased payments for non-340B hospitals. In June 2022, the U.S. Supreme Court, in American Hospital Association v. Becerra, invalidated past payment cuts for hospitals participating in the 340B Drug Pricing Program. In light of the U.S. Supreme Court decision and to achieve budget neutrality, CMS reduced payment rates for non-drug services under the outpatient PPS for calendar year 2023, and lump sum payments were distributed to affected 340B providers as the remedy for calendar years 2018 through 2022. This reduction to payment rates adversely affected our results for the six months ended June 30, 2025. Moreover, in order to comply with budget neutrality requirements, HHS finalized a corresponding offset in future non-drug item and service payments for all outpatient PPS providers (except new providers) that will reduce the outpatient PPS conversion factor starting in calendar year 2026. Under current regulations, the conversion factor will be reduced by 0.5% annually, an adjustment that will continue for approximately 16 years. In July 2025,

CMS issued a proposed rule that would, if finalized, instead reduce the conversion factor by 2% annually and continue for approximately five years. The reduction to the outpatient PPS conversion factor, whether implemented under current regulations or accelerated under the proposed rule, is anticipated to adversely impact our results beginning in 2026.

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

The 2025 Reconciliation Bill includes federal income tax provisions related to interest deductibility and bonus depreciation, among other provisions. Because the 2025 Reconciliation Bill was enacted after June 30, 2025, the tax effects of such bill have not been reflected in our condensed consolidated financial statements. We are currently evaluating the potential impact of the 2025 Reconciliation Bill; however, due to the bill’s complexity and the proximity of enactment of such bill to the balance sheet date (June 30, 2025), an estimate of the financial effects of such bill is not currently determinable.

Sources of Revenue

The following table presents the approximate percentages of net operating revenues by payor source for the periods indicated. The data for the periods presented are not strictly comparable due to the effect that businesses acquired, sold, closed or opened during each of the respective periods, as applicable, have had on these statistics.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Medicare	17.3%	17.9%	18.0%	18.5%
Medicare Managed Care	17.4	17.8	18.3	18.1
Medicaid	17.4	14.8	16.2	14.4
Managed Care and other third-party payors	47.3	47.9	46.9	47.5
Self-pay	0.6	1.6	0.6	1.5
Total	100.0%	100.0%	100.0%	100.0%

As shown above, we receive a substantial portion of our revenues from the Medicare, Medicare Managed Care and Medicaid programs. Included in Managed Care and other third-party payors is net operating revenues from insurance companies with which we have insurance provider contracts, insurance companies for which we do not have insurance provider contracts, workers’ compensation carriers and non-patient service revenue, such as gain (loss) on investments, rental income and cafeteria sales. We generally expect the portion of revenues received from the Medicare and Medicare Managed Care programs to increase over the long-term due to the general aging of the population and other factors. There has been a trend toward increased enrollment in Medicare Managed Care and Medicaid managed care programs, which may adversely affect our net operating revenues. We may also be impacted by regulatory requirements imposed on insurers, such as minimum medical-loss ratios and specific benefit requirements. Furthermore, in the normal course of business, managed care programs, insurance companies and employers actively negotiate the amounts paid to hospitals. Our relationships with payors may be impacted by price transparency initiatives and out-of-network billing restrictions, including those in the No Surprises Act. There can be no assurance that we will retain our existing reimbursement arrangements or that third-party payors will not attempt to further reduce the rates they pay for our services. The revenues we receive and our relationships with payors are also expected to be impacted by the 2025 Reconciliation Bill, which includes healthcare policy changes that are expected to decrease access to health insurance and result in significant cuts to federal healthcare spending.

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-based reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for the treatment of patients covered by Medicare, Medicaid and non-governmental payors are generally less than our standard billing rates. We account for the differences between the estimated program reimbursement rates and our standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues by an insignificant amount in each of the three- and six-month periods ended June 30, 2025 and 2024.

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

Payment rates under the Medicaid program vary by state. In addition to the base payment rates for specific claims for services rendered to Medicaid enrollees, several states utilize supplemental reimbursement programs to make separate payments that are not specifically tied to an individual’s care, some of which offset a portion of the cost of providing care to Medicaid and indigent patients. These programs are funded with a combination of state and federal resources, including, in certain instances, fees or taxes levied on the providers. The programs are generally authorized by CMS for a specified period of time and require CMS’s approval to be extended. In addition, as noted above, the 2025 Reconciliation Bill includes several changes to Medicaid financing mechanisms, including limitations on provider taxes and SDP arrangements. It is difficult to predict the ultimate impact of the legislation on these supplemental programs or whether or on what terms CMS will extend the supplemental programs in the states in which we operate. Under these supplemental programs, we recognize revenue and related expenses in the period in which amounts are estimable and payment is reasonably assured. Reimbursement under these programs is reflected in net operating revenues and included as Medicaid revenue in the table above, and fees, taxes or other program related costs are reflected in other operating expenses.

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

The following tables summarize, for the periods indicated, selected operating data.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Operating results, as a percentage of net operating revenues:
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses (a)	(87.9)	(88.1)	(88.2)	(88.3)
Depreciation and amortization	(3.4)	(4.0)	(3.4)	(3.8)
Impairment and (gain) loss on sale of businesses, net	7.6	(0.3)	4.2	(0.4)
Income from operations	16.3	7.6	12.6	7.5
Interest expense, net	(6.8)	(6.9)	(6.9)	(6.9)
Gain from early extinguishment of debt	4.4	0.8	2.2	0.4
Equity in earnings of unconsolidated affiliates	0.1	0.1	0.1	0.1
Income before income taxes	14.0	1.6	8.0	1.1
Provision for income taxes	(3.8)	(0.8)	(2.5)	(0.8)
Net income	10.2	0.8	5.5	0.3
Less: Net income attributable to noncontrolling interests	(1.2)	(1.2)	(1.2)	(1.2)
Net income (loss) attributable to Community Health Systems, Inc. stockholders	9.0%	(0.4)%	4.3%	(0.9)%

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Percentage (decrease) increase from prior year:
Net operating revenues	(0.2)%	0.8%	0.2%	0.9%
Admissions (b)	(7.4)	(2.8)	(4.2)	(2.6)
Adjusted admissions (c)	(8.3)	(2.4)	(5.3)	(3.2)
Average length of stay (d)	(2.3)	(4.4)	(4.4)	(2.2)
Net income attributable to Community Health Systems, Inc. stockholders	2,269.2	65.8	589.1	38.2
Same-store percentage increase from prior year (e):
Net operating revenues	6.5%	4.7%	5.0%	5.2%
Admissions (b)	0.3	3.0	2.3	3.4
Adjusted admissions (c)	(0.7)	3.2	1.0	2.5

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

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

Net operating revenues decreased to $3.133 billion for the three months ended June 30, 2025, compared to $3.140 billion for the same period in 2024. Net operating revenues on a same-store basis from hospitals that were operated throughout both periods increased $190 million, or 6.5%, during the three months ended June 30, 2025, compared to the same period in 2024. On a period-over-period basis, the increase in same-store net operating revenues was primarily attributable to increased reimbursement rates, non-patient revenue and supplemental reimbursement program revenue, partially offset by lower outpatient volumes, lower acuity and unfavorable changes in payor mix. Non-same-store net operating revenues decreased $197 million during the three months ended June 30, 2025, compared to the same period in 2024, due to the divestiture of hospitals in 2025 and 2024. On a consolidated basis, inpatient admissions decreased by 7.4% and adjusted admissions decreased by 8.3% during the three months ended June 30, 2025, compared to the same period in 2024. On a same-store basis, net operating revenues per adjusted admission increased 7.3%, while inpatient admissions increased by 0.3% and adjusted admissions decreased by 0.7% for the three months ended June 30, 2025, compared to the same period in 2024.

Total operating expenses, as a percentage of net operating revenues, decreased from 92.4% during the three months ended June 30, 2024 to 83.7% during the three months ended June 30, 2025. Operating expenses, excluding depreciation and amortization and impairment and (gain) loss on sale of businesses, as a percentage of net operating revenues, decreased from 88.1% for the three months ended June 30, 2024 to 87.9% for the three months ended June 30, 2025. Salaries and benefits, as a percentage of net operating revenues, increased from 42.3% for the three months ended June 30, 2024 to 42.4% for the three months ended June 30, 2025. Supplies, as a percentage of net operating revenues, decreased from 15.4% for three months ended June 30, 2024 to 15.0% for the three months ended June 30, 2025. Other operating expenses, as a percentage of net operating revenues, remained consistent at 28.1% for both of the three-month periods ended June 30, 2025 and 2024. Lease cost and rent, as a percentage of net operating revenues, increased from 2.3% for the three months ended June 30, 2024 to 2.4% for the three months ended June 30, 2025.

Depreciation and amortization, as a percentage of net operating revenues, decreased from 4.0% for three months ended June 30, 2024 to 3.4% for the three months ended June 30, 2025, primarily due to a reduction in the amortization of capitalized internal-use software and the impact of hospital divestitures in 2025 and 2024.

Impairment and (gain) loss on sale of businesses, net was a gain of $239 million for the three months ended June 30, 2025, compared to expense of $10 million for the same period in 2024. The net gain recognized during the three months ended June 30, 2025 was comprised of a gain of approximately $241 million related to the divestiture of two hospitals, partially offset by an approximate $2 million impairment charge to adjust the carrying value of long-lived assets at a hospital that was divested at a price below carrying value. The expense recognized during the three months ended June 30, 2024 was recorded to reduce the carrying value of several assets that were idled, disposed of or held-for-sale.

Interest expense, net, decreased by $2 million to $214 million for the three months ended June 30, 2025, compared to $216 million for the same period in 2024 due primarily to financing activities in 2024 and 2025.

Equity in earnings of unconsolidated affiliates, as a percentage of net operating revenues, remained consistent at 0.1% for both of the three-month periods ended June 30, 2025 and 2024.

Gain from early extinguishment of debt of $138 million was recognized during the three months ended June 30, 2025, compared to $26 million for the same period in 2024, as a result of the refinancing and extinguishment of certain of our outstanding notes as discussed further in “Liquidity and Capital Resources.”

The net results of the above-mentioned changes resulted in income before income taxes increasing $388 million to $438 million for the three months ended June 30, 2025, compared to $50 million for the same period in 2024.

Our provision for income taxes for the three months ended June 30, 2025 and 2024 was $118 million and $24 million, respectively, and the effective tax rates were 26.9% and 48.0% for the three months ended June 30, 2025 and 2024, respectively. The increase in the provision for income taxes and the difference in our effective tax rate for the three months ended June 30, 2025, compared to the same period in 2024 was primarily due to an increase in non-deductible goodwill related to divested hospitals.

Net income, as a percentage of net operating revenues, was 10.2% for the three months ended June 30, 2025, compared to 0.8% for the same period in 2024.

Net income attributable to noncontrolling interests as a percentage of net operating revenues remained consistent at 1.2% for both of the three-month periods ended June 30, 2025 and 2024.

Net income attributable to Community Health Systems, Inc. stockholders was $282 million for the three months ended June 30, 2025, compared to net loss of $(13) million for the same period in 2024.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Net operating revenues increased to $6.292 billion for the six months ended June 30, 2025, compared to $6.279 billion for the same period in 2024. Net operating revenues on a same-store basis from hospitals that were operated throughout both periods increased $292 million, or 5.0%, during the six months ended June 30, 2025, compared to the same period in 2024. On a period-over-period basis, the increase in same-store net operating revenues was primarily attributable to increased reimbursement rates, non-patient revenue and supplemental reimbursement program revenue, partially offset by lower acuity and increased patient claim denials. Non-same-store net operating revenues decreased $279 million during the six months ended June 30, 2025, compared to the same period in 2024, due to the divestiture of hospitals in 2025 and 2024. On a consolidated basis, inpatient admissions decreased by 4.2% and adjusted admissions decreased by 5.3% during the six months ended June 30, 2025, compared to the same period in 2024. On a same-store basis, net operating revenues per adjusted admission increased 3.9%, while inpatient admissions increased by 2.3% and adjusted admissions increased by 1.0% for the six months ended June 30, 2025, compared to the same period in 2024.

Total operating expenses, as a percentage of net operating revenues, decreased from 92.5% during the six months ended June 30, 2024 to 87.4% during the six months ended June 30, 2025. Operating expenses, excluding depreciation and amortization and impairment and (gain) loss on sale of businesses, as a percentage of net operating revenues, decreased from 88.3% for the six months ended June 30, 2024 to 88.2% for the six months ended June 30, 2025. Salaries and benefits, as a percentage of net operating revenues, decreased from 43.0% for the six months ended June 30, 2024 to 42.9% for the six months ended June 30, 2025. Supplies, as a percentage of net operating revenues, decreased from 15.4% for the six months ended June 30, 2024 to 15.2% for the six months ended June 30, 2025. Other operating expenses, as a percentage of net operating revenues, increased from 27.5% for the six months ended June 30, 2024 to 27.8% for the six months ended June 30, 2025, primarily due to higher medical specialist fees and increased supplemental reimbursement program expense, partially offset by reduced expense for contract labor. Lease cost and rent, as a percentage of net operating revenues, decreased from 2.4% for the six months ended June 30, 2024 to 2.3% for the six months ended June 30, 2025.

Depreciation and amortization, as a percentage of net operating revenues, decreased from 3.8% for the six months ended June 30, 2024 to 3.4% for the six months ended June 30, 2025, primarily due to a reduction in the amortization of capitalized internal-use software and the impact of hospital divestitures in 2025 and 2024.

Impairment and (gain) loss on sale of businesses, net was a gain of $263 million for the six months ended June 30, 2025, compared to expense of $27 million for the same period in 2024. The net gain recognized during the six months ended June 30, 2025 was comprised of a gain of approximately $291 million related to the divestiture of four hospitals, partially offset by (i) an approximately $23 million impairment charge to adjust the carrying value of long-lived assets at two hospitals that were divested at a price below carrying value, and (ii) an approximately $5 million impairment charge recorded to reduce the carrying value of several assets that were idled, disposed of or held-for-sale. The expense recognized during the six months ended June 30, 2024 was recorded to reduce the carrying value of several assets that were idled, disposed of or held-for-sale.

Interest expense, net, increased by $6 million to $432 million for the six months ended June 30, 2025, compared to $426 million for the same period in 2024 due primarily to financing activities in 2024 and 2025.

Gain from early extinguishment of debt of $138 million was recognized during the six months ended June 30, 2025, compared to $26 million for the same period in 2024, as a result of the refinancing and extinguishment of certain of our outstanding notes as discussed further in “Liquidity and Capital Resources.”

Equity in earnings of unconsolidated affiliates, as a percentage of net operating revenues, remained consistent at 0.1% for both of the six-month periods ended June 30, 2025 and 2024.

The net results of the above-mentioned changes resulted in income before income taxes increasing $433 million to $505 million for the six months ended June 30, 2025, compared to $72 million for the same period in 2024.

Our provision for income taxes for the six months ended June 30, 2025 and 2024 was $160 million and $52 million, respectively, and the effective tax rates were 31.7% and 72.2% for the six months ended June 30, 2025 and 2024, respectively. The increase in the provision for income taxes and the difference in our effective tax rate for the six months ended June 30, 2025, compared to the same period in 2024 was primarily due to an increase in non-deductible goodwill related to divested hospitals.

Net income, as a percentage of net operating revenues, was 5.5% for the six months ended June 30, 2025, compared to 0.3% for the same period in 2024.

Net income attributable to noncontrolling interests as a percentage of net operating revenues remained consistent at 1.2% for both of the six-month periods ended June 30, 2025 and 2024.

Net income attributable to Community Health Systems, Inc. stockholders was $269 million for the six months ended June 30, 2025, compared to net loss of $(55) million for the same period in 2024.

Liquidity and Capital Resources

Net cash provided by operating activities increased $11 million, from approximately $197 million for the six months ended June 30, 2024, to approximately $208 million for the six months ended June 30, 2025. The increase in cash provided by operating activities is primarily due to an increase in accounts payable, partially offset by increased cash paid for interest and taxes. Cash paid for interest was $407 million during the six months ended June 30, 2025, compared to $360 million for the same period in 2024. Cash paid for income taxes, net of refunds received, resulted in a net payment of $101 million and $84 million during the six months ended June 30, 2025 and 2024, respectively. Approximately $74 million of cash paid for taxes during the six months ended June 30, 2025, related to gains on divested hospitals for which proceeds were received during the three months ended March 31, 2025.

Net cash provided by investing activities was approximately $786 million for the six months ended June 30, 2025, compared to net cash used in investing activities of approximately $207 million for the same period in 2024. Net cash provided by investing activities during the six months ended June 30, 2025 was impacted by an increase of $1.0 billion in cash proceeds from dispositions of hospitals and other ancillary operations, partially offset by a decrease of $23 million in cash from the net impact of the purchases and sales of available-for-sale debt and equity securities and an increase of $8 million in cash used for other investments, which includes capitalized software costs and physician recruitment costs.

Our net cash used in financing activities was approximately $575 million for the six months ended June 30, 2025, compared to net cash provided by financing activities of approximately $11 million for the same period in 2024, a change of $586 million. This was primarily due to the net impact of our debt borrowings and repayments during the six months ended June 30, 2025, compared to the same period in 2024.

Liquidity

Net working capital was approximately $1.4 billion at June 30, 2025 and approximately $956 million at December 31, 2024. Net working capital increased by approximately $408 million between December 31, 2024 and June 30, 2025. The increase is primarily due to increases in cash and prepaid expenses and taxes and decreases in accrued liabilities for employee compensation during the six months ended June 30, 2025, partially offset by decreases in patient accounts receivable, prepaid income taxes and other current assets and increases in accounts payable.

In addition to cash flows from operations, available sources of capital include amounts available under the asset-based loan credit agreement, or the ABL Credit Agreement, and anticipated access to public and private debt markets as well as proceeds from the disposition of hospitals or other investments such as our minority equity interests in various businesses, as applicable.

Pursuant to the ABL Credit Agreement, the lenders have extended to CHS/Community Health Systems, Inc. (a wholly-owned subsidiary of the Parent Company), or CHS, a revolving asset-based loan facility, or ABL Facility. The maximum aggregate amount under the ABL Facility is $1.0 billion, subject to borrowing base capacity. At June 30, 2025, we had outstanding borrowings of $305 million and approximately $483 million of additional borrowing capacity (after taking into consideration $66 million of outstanding letters of credit) under the ABL Facility. The issued letters of credit were primarily in support of potential insurance-related claims and certain bonds. Principal amounts outstanding under the ABL Facility, if any, will be due and payable in full on June 5, 2029.

2025 Financing Activity

On May 9, 2025, CHS completed the offering of $700 million aggregate principal amount of 10.750% Senior Secured Notes due June 15, 2033, or the 10¾% Senior Secured Notes due 2033, to a multi-asset investment manager through a privately negotiated agreement. The 10¾% Senior Secured Notes due 2033 bear interest at a rate of 10.750% per year payable semi-annually in arrears on June 15 and December 15 of each year, commencing on December 15, 2025. Proceeds from issuance of the 10¾% Senior Secured Notes due 2033, together with cash on hand, were used to redeem all outstanding 8% Senior Secured Notes due 2027 and to pay related fees and expenses.

In addition, approximately $584 million principal amount of the 6⅞% Senior Unsecured Notes due 2028 were redeemed in May 2025 via a tender offer using cash on-hand of approximately $438 million.

For additional information regarding the sale of the 10¾% Senior Secured Notes due 2033, the redemption of the 8% Senior Secured Notes due 2027, and the tender offer, see the Current Reports on Form 8-K filed by the Company with the SEC on April 23, 2025, May 7, 2025, and May 9, 2025.

A pre-tax gain from early extinguishment of debt of approximately $138 million was recognized associated with these financing activities during the three months ended June 30, 2025.

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

As of June 30, 2025, approximately $23 million of our outstanding debt of approximately $10.9 billion is due within the next 12 months.

In connection with our divestiture of Tennova Healthcare - Cleveland to Hamilton Health Care Systems, Inc., which was completed effective August 1, 2024, we are entitled to receive additional cash consideration contingent upon approval of the then-potential modifications to applicable supplemental reimbursement programs as more specifically provided in the asset purchase agreement underlying the transaction. Modifications to the applicable supplemental reimbursement programs have been approved as of June 30, 2025, but an estimate of the additional consideration that may be received by the Company under the terms of the asset purchase agreement, which is dependent upon the determination of a third party, is not yet available. We expect to receive and recognize such additional consideration in 2025. Net proceeds from divestitures, if any, are expected to be used for general corporate purposes (including potential debt repayments and/or debt repurchases) and capital expenditures.

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

There have been no material changes outside of the ordinary course of business to our upcoming cash obligations during the three months ended June 30, 2025, from those disclosed under “Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2024 Form 10-K.

Capital Resources

Cash expenditures for purchases of facilities and other related businesses were less than $1 million for the six months ended June 30, 2025, compared to approximately $1 million for the same period in 2024. Our expenditures for the six months ended June 30, 2025 and 2024 were primarily related to physician practices and clinics.

Capital expenditures relate primarily to expansion and renovation of existing facilities, construction of additional access points such as free-standing emergency departments and ambulatory surgery centers, investments in higher acuity service lines and information technology infrastructure, as well as routine expenditures for equipment, minor renovations and other upgrades. Capital expenditures totaled $176 million and $181 million for the six months ended June 30, 2025 and 2024, respectively. We expect total capital expenditures of approximately $350 million to $400 million in 2025.

Pursuant to a hospital purchase agreement from our March 1, 2016 acquisition of Northwest Health - Starke, formerly known as Starke Hospital, we committed to make an investment of up to $15 million toward the construction of a replacement facility in Starke County, Indiana. Construction is required to be completed by the earlier of (i) five years after we enter into a new lease (or amendment to the existing lease) with Starke County, Indiana, or (ii) September 30, 2026. We have not entered into a new lease (or amendment to the existing lease) with Starke County, Indiana.

Reimbursement, Legislative and Regulatory Changes

Ongoing presidential actions, legislative and regulatory efforts and judicial interpretations could reduce or otherwise adversely affect the amount of payments we receive from Medicare and Medicaid and other payors, including through holds on or cancellations of congressionally authorized spending. As noted above, the 2025 Reconciliation Bill includes healthcare policy changes that are expected to decrease access to health insurance and result in significant cuts to federal healthcare spending. There is uncertainty regarding the implementation and ultimate impact of the law, but it may adversely affect our revenues. In addition, within the statutory framework of the Medicare and Medicaid programs, there are substantial areas subject to administrative rulings, interpretations and discretion that may affect payments made under those programs. It is unclear how the restructuring efforts within HHS or broader governmental deregulatory initiatives will impact administration of or payment under the Medicare and Medicaid programs. Legal challenges to healthcare regulations and agency guidance, including those related to Medicare and Medicaid payment policies, may also adversely affect payments, and we expect legal challenges to increase as a result of recent U.S. Supreme Court decisions as noted above. The increased potential for legal challenges may result in delays in and other impacts to the agency rulemaking process. Further, the federal and state governments may reduce the funds available under the Medicare and Medicaid programs, require repayment of previously received funds or require more stringent utilization and quality reviews of hospital facilities. Additionally, there may be a continued rise in managed care programs and further restructuring of the financing and delivery of healthcare in the United States. These events could adversely impact our future financial results. We cannot estimate the impact of Medicare and Medicaid reimbursement changes that have been enacted or otherwise determined or that are currently or may in the future be under consideration. Moreover, we cannot predict whether additional reimbursement reductions, including as a result of the factors described above, will be made or whether any such changes or other restructuring of the financing and delivery of healthcare would have a material adverse effect on our business, financial conditions, results of operations, cash flow, capital resources and liquidity.

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

Due to the complexities involved in these estimates, actual payments we receive could be different from the amounts we estimate and record. If the actual contractual reimbursement percentage under government programs and managed care contracts differed by 1% at June 30, 2025 from our estimated reimbursement percentage, net income for the six months ended June 30, 2025 would have changed by approximately $98 million, and net accounts receivable at June 30, 2025 would have changed by approximately $126 million. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues by an insignificant amount for the three- and six-month periods ended June 30, 2025 and 2024.

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

Patient accounts receivable can be impacted by the effectiveness of our collection efforts and, as described in our significant accounting policies included in Note 1 - Basis of Presentation and Significant Accounting Policies of the Notes to Condensed

Consolidated Financial Statements included under Part I, Item 1 of this Form 10-Q, numerous factors may affect the net realizable value of accounts receivable. If the actual collection percentage differed by 1% at June 30, 2025 from our estimated collection percentage as a result of a change in expected recoveries, net income for the six months ended June 30, 2025 would have changed by approximately $36 million, and net accounts receivable at June 30, 2025 would have changed by approximately $47 million. We also continually review our overall reserve adequacy by monitoring historical cash collections as a percentage of trailing net operating revenues, as well as by analyzing current period net operating revenues and admissions by payor classification, days revenue outstanding, the composition of self-pay receivables between pure self-pay patients and the patient responsibility portion of third-party insured receivables and the impact of recent acquisitions and dispositions.

Our policy is to write-off gross accounts receivable if the balance is under $10 or when such amounts are placed with outside collection agencies. We believe this policy accurately reflects our ongoing collection efforts and is consistent with industry practices. We had approximately $1.4 billion at June 30, 2025 and $1.6 billion at December 31, 2024, being pursued by various outside collection agencies. We expect to collect less than 4%, net of estimated collection fees, of the amounts being pursued by outside collection agencies. As these amounts have been written-off, they are not included in our accounts receivable. Collections on amounts previously written-off are recognized as a recovery of net operating revenues when received. However, we take into consideration estimated collections of these future amounts written-off in determining the implicit price concessions used to measure the transaction price for the applicable portfolio of patient accounts receivable.

All of the following information is derived from our hospitals, excluding clinics, unless otherwise noted.

Patient accounts receivable from our hospitals represent approximately 98% of our total consolidated accounts receivable.

Days revenue outstanding, adjusted for the impact of receivables for state Medicaid supplemental payment programs and divested facilities, was 55 days at both June 30, 2025 and December 31, 2024.

Total gross accounts receivable (prior to allowance for contractual adjustments and implicit price concessions) was approximately $16.9 billion and $17.3 billion as of June 30, 2025 and December 31, 2024, respectively. The approximate percentage of total gross accounts receivable (prior to allowance for contractual adjustments and implicit price concessions) summarized by payor and aging categories is as follows:

At June 30, 2025:
	% of Gross Receivables
Payor	0 - 90 Days	90 - 180 Days	180 - 365 Days	Over 365 Days
Medicare	10%	1%	1%	—%
Medicare Managed Care	17%	3%	3%	2%
Medicaid	6%	1%	1%	1%
Managed Care and other third-party payors	18%	3%	3%	3%
Self-Pay	7%	5%	7%	8%

At December 31, 2024:
	% of Gross Receivables
Payor	0 - 90 Days	90 - 180 Days	180 - 365 Days	Over 365 Days
Medicare	10%	—%	—%	—%
Medicare Managed Care	16%	3%	3%	2%
Medicaid	6%	1%	1%	1%
Managed Care and other third-party payors	19%	3%	3%	3%
Self-Pay	7%	6%	8%	8%

The approximate percentage of total gross accounts receivable (prior to allowances for contractual adjustments and implicit price concessions) summarized by payor-type is as follows:

	June 30,	December 31
	2025	2024
Insured receivables	72.8%	72.4%
Self-pay receivables	27.2	27.6
Total	100.0%	100.0%

The combined total at our hospitals and clinics for the estimated implicit price concessions for self-pay accounts receivable and allowances for other self-pay discounts and contractuals, as a percentage of gross self-pay receivables, was approximately 90% at both June 30, 2025 and December 31, 2024. If the receivables that have been written-off, but where collections are still being pursued by outside collection agencies, were included in both the allowances and gross self-pay receivables specified above, the percentage of combined allowances to total self-pay receivables would have been 92% at June 30, 2025 and 93% at December 31, 2024.

Goodwill

At June 30, 2025, we had approximately $3.6 billion of goodwill recorded, all of which resides at our hospital operations reporting unit. Goodwill represents the excess of the fair value of the consideration conveyed in an acquisition over the fair value of net assets acquired. Goodwill is evaluated for impairment annually and when an event occurs or circumstances change that, more likely than not, reduce the fair value of the reporting unit below its carrying value. We performed our last annual goodwill impairment evaluation during the fourth quarter of 2024 using the October 31, 2024 measurement date, which indicated no impairment.

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

The net present value of the projected payments was discounted using a weighted-average risk-free rate of 3.8% and 3.7% at June 30, 2025 and December 31, 2024, respectively. This liability is adjusted for new claims information in the period such information becomes known to us. Professional liability expense includes the losses resulting from professional liability claims and loss adjustment expense, as well as excess insurance premiums, and is presented within other operating expenses in the accompanying condensed consolidated statements of income (loss).

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

For purposes of estimating our individual claim accruals, we utilize specific claim information, including the nature of the claim, the expected claim amount, the year in which the claim occurred and the laws of the jurisdiction in which the claim occurred. Once the case accruals for known claims are determined, information is stratified by loss layers and retentions, accident years, reported years and geography. Several actuarial methods are used to produce estimates of ultimate paid losses and reserves for incurred but not reported claims. Each of these methods uses our company-specific historical claims data and other information. Company-specific data includes information regarding our business, including historical paid losses and loss adjustment expenses, historical and current case loss reserves, actual and projected hospital statistical data, a variety of hospital census information, employed physician information, professional liability retentions for each policy year, geographic information and other data. Significant assumptions are made on the basis of the aforementioned information in estimating reserves for incurred but not reported claims. A 1% change in assumptions for either severity or frequency as of June 30, 2025 would have increased or decreased the reserve by approximately $5 million to $10 million.

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

There were no significant changes in our estimate of the reserve for professional liability claims during the six months ended June 30, 2025.

Income Taxes

We must make estimates in recording provision for income taxes, including determination of deferred tax assets and deferred tax liabilities and any valuation allowances that might be required against the deferred tax assets. We believe that future income will enable us to realize certain deferred tax assets, subject to the valuation allowance we have established.

The total amount of unrecognized benefit that would impact the effective tax rate, if recognized, was $44 million at June 30, 2025. A total of $7 million of interest and penalties is included in the amount of liability for uncertain tax positions at June 30, 2025. It is our policy to recognize interest and penalties related to unrecognized benefits in our condensed consolidated statements of income (loss) as income tax expense.

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
•
the impact of current and future healthcare public policy developments and the implementation of new, and possible changes to existing, federal, state or local laws, regulations and policies affecting the healthcare industry, including changes affecting the structure of or funding for the Medicare and Medicaid programs and changes in the structure and administration of federal and state agencies and programs;
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the three months ended June 30, 2025, there have been no material changes in the quantitative and qualitative disclosures set forth in Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our 2024 Form 10-K.

Item 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, with the participation of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on such evaluations, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective (at the reasonable assurance level) to ensure that the information required to be included in this report has been recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that the information required to be included in this report was accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2025 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Commercial Litigation and Other Lawsuits

Tower Health, f/k/a Reading Health System, et al v. CHS/Community Health Systems, Inc., et al. This breach of contract action is pending in the United States District Court for the Eastern District of Pennsylvania. The plaintiffs allege breaches of an asset purchase agreement in connection with the sale of Pottstown Memorial Medical Center. The alleged breaches regard plaintiffs’ contention that the defendants failed to disclose certain conditions related to the physical plant of the hospital, along with various other alleged breaches of the asset purchase agreement. The plaintiffs filed an amended complaint on July 22, 2019. Trial for this matter began May 3, 2021, and closed on October 5, 2021. On September 6, 2022, the District Court issued a Memorandum Opinion denying all of Tower Health’s claims and entering a judgment in favor of the Company. The District Court also awarded the Company its attorneys’ fees and costs. On October 4, 2022, Tower Health filed a Rule 59 motion to alter or amend the District Court’s judgment and a Rule 15 motion to amend its pleadings. The Company has filed oppositions to both motions and has separately moved for its attorney’s fees. On August 11, 2023, the District Court denied Tower Health’s Rule 59 and Rule 15 motions. Tower Health appealed the District Court’s judgment to the United States Court of Appeals for the Third Judicial District. The Third Circuit Court of Appeals affirmed the District Court’s opinion, awarded our attorneys’ fees and costs on appeal, and ordered the case remanded to the District Court on October 2, 2024. We are awaiting the District Court ruling on our application for attorneys’ fees.

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

Item 1A. Risk Factors

There have been no material changes with regard to the risk factors previously disclosed in the 2024 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information about our purchases of common stock during the three months ended June 30, 2025.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (b)
April 1, 2025 -
April 30, 2025	—	$—	—	—
May 1, 2025 -
May 31, 2025	3,375	3.03	—	—
June 1, 2025 -
June 30, 2025	6,341	3.88	—	—

Total	9,716	$3.59	—	—

(a)
9,716 shares were withheld to satisfy the payment of tax obligations related to the vesting of restricted stock awards.
(b)
We had no publicly announced repurchase programs for shares of our common stock during the three months ended June 30, 2025.

The ABL Facility and the indentures governing each series of our outstanding notes restrict our subsidiaries from, among other matters, paying dividends and making distributions to us, which thereby limits our ability to pay dividends and/or repurchase stock. As of June 30, 2025, under the most restrictive test in these agreements (and subject to certain exceptions), we have approximately $300 million of capacity to pay permitted dividends and/or repurchase shares of stock or make other restricted payments.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None. Without limiting the generality of the foregoing, during the three months ended June 30, 2025, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement,” or any “non-Rule 10b-5 trading arrangement,” as such terms are defined in Item 408(a) and (c), respectively, of Regulation S-K.

Item 6. Exhibits

No.			Description
2.1

Purchase Agreement, dated as of April 15, 2025, among CHS/Community Health Systems, Inc., certain subsidiaries of CHS/Community Health Systems, Inc., Ascension Health and certain of its subsidiaries, and Cedar Park Health Systems, L.P., as amended (incorporated by reference to Exhibit 2.1 to Community Health Systems, Inc.'s Current Report on Form 8-K filed on April 15, 2025 (No. 001-15925))

3.1

Certificate of Amendment to the Restated Certificate of Incorporation of Community Health Systems, Inc., dated May 13, 2025 (incorporated by reference to Exhibit 3.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed on May 14, 2025 (No. 001-15925))

4.1

Indenture, dated as of May 9, 2025, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and collateral agent, relating to the 10.750% Senior Secured Notes due 2033 (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed on May 9, 2025 (No. 001-15925))

4.2

Fourth Supplemental Indenture, dated as of May 8, 2025, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as trustee, relating to the 6.875% Senior Unsecured Notes due 2028 (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed on May 9, 2025 (No. 001-15925))

10.1	†

Community Health Systems, Inc. 2009 Stock Option and Award Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed on May 14, 2025 (No. 001-15925))

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

The following financial information from our quarterly report on Form 10-Q for the quarter and six months ended June 30, 2025 and 2024, filed with the SEC on July 24, 2025, formatted in Inline Extensible Business Reporting Language: (i) the condensed consolidated statements of income (loss) for the three and six months ended June 30, 2025 and 2024, (ii) the condensed consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2025 and 2024, (iii) the condensed consolidated balance sheets at June 30, 2025 and December 31, 2024, (iv) the condensed consolidated statements of cash flows for the six months ended June 30, 2025 and 2024, and (v) the notes to the condensed consolidated financial statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

Date: July 24, 2025