Form 10-Q
period 2025-09-30
COMMUNITY HEALTH SYSTEMS INC
filed 2025-10-24
CIK 1108109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of October 17, 2025, there were 138,519,615 shares outstanding of the Registrant’s Common Stock, $0.01 par value.

Community Health Systems, Inc.

Form 10-Q

For the Three and Nine Months Ended September 30, 2025

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In millions, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net operating revenues	3,087	$3,090	$9,379	$9,369
Operating expenses:
Salaries and benefits	1,356	1,359	4,056	4,054
Supplies	460	469	1,418	1,439
Other operating expenses	832	1,010	2,583	2,737
Lease cost and rent	67	73	209	224
Depreciation and amortization	108	117	317	357
Impairment and (gain) loss on sale of businesses, net	21	267	(242)	294
Total operating expenses	2,844	3,295	8,341	9,105
Income (loss) from operations	243	(205)	1,038	264
Interest expense, net	216	216	649	643
Loss (gain) from early extinguishment of debt	33	—	(105)	(25)
Equity in earnings of unconsolidated affiliates	(4)	(2)	(9)	(7)
(Loss) income before income taxes	(2)	(419)	503	(347)
Benefit from income taxes	(173)	(64)	(13)	(13)
Net income (loss)	171	(355)	516	(334)
Less: Net income attributable to noncontrolling interests	41	36	117	112
Net income (loss) attributable to Community Health Systems, Inc. stockholders	$130	$(391)	$399	$(446)
Earnings (loss) per share attributable to Community Health Systems, Inc. stockholders:
Basic	$0.97	$(2.95)	$2.99	$(3.38)
Diluted	$0.96	$(2.95)	$2.97	$(3.38)
Weighted-average number of shares outstanding:
Basic	133,787,535	132,376,226	133,479,323	131,998,973
Diluted	135,187,592	132,376,226	134,514,096	131,998,973

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income (loss)	$171	$(355)	$516	$(334)
Other comprehensive income, net of income taxes:
Net change in fair value of available-for-sale debt securities, net of tax	1	2	5	4
Amortization and recognition of unrecognized pension cost components, net of tax	—	2	—	2
Other comprehensive income	1	4	5	6
Comprehensive income (loss)	172	(351)	521	(328)
Less: Comprehensive income attributable to noncontrolling interests	41	36	117	112
Comprehensive income (loss) attributable to Community Health Systems, Inc. stockholders	$131	$(387)	$404	$(440)

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

(Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$123	$37
Patient accounts receivable	2,159	2,286
Supplies	325	331
Prepaid income taxes	—	53
Prepaid expenses and taxes	266	236
Other current assets	325	358
Total current assets	3,198	3,301
Property and equipment	9,064	9,160
Less accumulated depreciation and amortization	(4,444)	(4,384)
Property and equipment, net	4,620	4,776
Goodwill	3,540	3,789
Deferred income taxes	75	13
Other assets, net	1,806	2,175
Total assets	$13,239	$14,054
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$16	$20
Current operating lease liabilities	110	115
Accounts payable	894	913
Income tax payable	3	—
Accrued liabilities:
Employee compensation	468	596
Accrued interest	209	222
Other	478	479
Total current liabilities	2,178	2,345
Long-term debt	10,589	11,432
Deferred income taxes	30	231
Long-term operating lease liabilities	527	535
Other long-term liabilities	866	828
Total liabilities	14,190	15,371
Redeemable noncontrolling interests in equity of consolidated subsidiaries	323	359
STOCKHOLDERS’ DEFICIT
Community Health Systems, Inc. stockholders’ deficit:
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value per share, 300,000,000 shares authorized; 140,119,616 shares issued and outstanding at September 30, 2025, and 138,919,641 shares issued and outstanding at December 31, 2024	1	1
Additional paid-in capital	2,183	2,175
Accumulated other comprehensive loss	(5)	(10)
Accumulated deficit	(3,681)	(4,080)
Total Community Health Systems, Inc. stockholders’ deficit	(1,502)	(1,914)
Noncontrolling interests in equity of consolidated subsidiaries	228	238
Total stockholders’ deficit	(1,274)	(1,676)
Total liabilities and stockholders’ deficit	$13,239	$14,054

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$516	$(334)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	317	357
Deferred income taxes	(261)	(129)
Stock-based compensation expense	7	12
Impairment and (gain) loss on sale of businesses, net	(242)	294
Gain from early extinguishment of debt	(105)	(25)
Other non-cash expenses, net	134	142
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Patient accounts receivable	75	126
Supplies, prepaid expenses and other current assets	5	(48)
Accounts payable, accrued liabilities and income taxes	(86)	(119)
Other	(83)	(12)
Net cash provided by operating activities	277	264
Cash flows from investing activities:
Acquisitions of facilities and other related businesses	(1)	(1)
Purchases of property and equipment	(241)	(251)
Proceeds from disposition of hospitals and other ancillary operations	1,012	174
Proceeds from sale of property and equipment	8	5
Purchases of available-for-sale debt securities and equity securities	(107)	(54)
Proceeds from sales of available-for-sale debt securities and equity securities	87	54
Purchases of investments in unconsolidated affiliates	—	(4)
Increase in other investments	(53)	(55)
Net cash provided by (used in) investing activities	705	(132)
Cash flows from financing activities:
Repurchase of restricted stock shares for payroll tax withholding requirements	(2)	(2)
Deferred financing costs and other debt-related costs	(9)	(8)
Proceeds from noncontrolling investors in joint ventures	2	1
Redemption of noncontrolling investments in joint ventures	(2)	(3)
Distributions to noncontrolling investors in joint ventures	(120)	(121)
Other borrowings	16	18
Issuance of long-term debt	2,470	1,236
Proceeds from ABL Facility	3,021	2,662
Repayments of long-term indebtedness	(6,272)	(3,920)
Net cash used in financing activities	(896)	(137)
Net change in cash and cash equivalents	86	(5)
Cash and cash equivalents at beginning of period	37	38
Cash and cash equivalents at end of period	$123	$33
Supplemental disclosure of cash flow information:
Interest payments	$(622)	$(562)
Income tax payments, net	$(192)	$(132)

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The unaudited condensed consolidated financial statements of Community Health Systems, Inc. (the “Parent Company”) and its subsidiaries (together with the Parent Company, the “Company”) as of September 30, 2025 and December 31, 2024 and for the three- and nine-month periods ended September 30, 2025 and 2024, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. All intercompany transactions and balances have been eliminated. The results of operations for the three and nine months ended September 30, 2025, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2025. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates under different assumptions or conditions.

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

Substantially all of the Company’s operating expenses are “cost of revenue” items. Operating expenses that could be classified as general and administrative by the Company include the Company’s corporate office costs at its Franklin, Tennessee office, which were $80 million and $72 million for the three months ended September 30, 2025 and 2024, respectively, and $217 million and $228 million for the nine months ended September 30, 2025 and 2024, respectively.

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

Revenue Recognition.

Net Operating Revenues

Net operating revenues are recorded at the transaction price estimated by the Company to reflect the total consideration due from patients and third-party payors in exchange for providing goods and services in patient care. These services are considered to be a single performance obligation and have a duration of less than one year. Revenues are recorded as these goods and services are provided. The transaction price, which involves significant estimates, is determined based on the Company’s standard charges for the goods and services provided, with a reduction recorded for price concessions related to third party contractual arrangements as well as patient discounts and other patient price concessions. During each of the three- and nine-month periods ended September 30, 2025 and 2024, the impact of changes to the inputs used to determine the transaction price was considered immaterial.

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

The Company’s net operating revenues for the three and nine months ended September 30, 2025 and 2024 have been presented in the following table based on an allocation of the estimated transaction price with the patient between the primary patient classification of insurance coverage (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Medicare	$527	$562	$1,660	$1,721
Medicare Managed Care	531	540	1,681	1,679
Medicaid	505	439	1,527	1,345
Managed Care and other third-party payors	1,500	1,514	4,449	4,494
Self-pay	24	35	62	130
Total	$3,087	$3,090	$9,379	$9,369

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

Final settlements for some payors and programs are subject to adjustment based on administrative review and audit by third parties. As a result of these final settlements, the Company has recorded amounts due to third-party payors of $129 million and $125 million as of September 30, 2025 and December 31, 2024, respectively, and these amounts are included in accrued liabilities-other in the accompanying condensed consolidated balance sheets. Amounts due from third-party payors were $118 million and $161 million as of September 30, 2025 and December 31, 2024, respectively, and are included in other current assets in the accompanying condensed consolidated balance sheets. Substantially all Medicare and Medicaid cost reports are final settled through 2020.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

Charity Care

In the ordinary course of business, the Company renders services to patients who are financially unable to pay for hospital care. The Company’s policy is to not pursue collections for such amounts; therefore, the related charges for those patients who are financially unable to pay and that otherwise do not qualify for reimbursement from a governmental program are not reported in net operating revenues, and are thus classified as charity care. The Company determines amounts that qualify for charity care based on the patient’s household income relative to the federal poverty level guidelines, as established by the federal government. The Company made certain updates to its policy during the three months ended September 30, 2025 in a manner which increased the number of accounts qualifying for charity care. This resulted in an increase in charity care services during the three and nine months ended September 30, 2025, compared to the same periods in 2024 as referenced below.

These charity care services are estimated to be approximately $419 million and $304 million for the three months ended September 30, 2025 and 2024, respectively, and $1.061 billion and $906 million for the nine months ended September 30, 2025 and 2024, respectively, representing the value (at the Company’s standard charges) of these charity care services that are excluded from net operating revenues. The estimated cost incurred by the Company to provide these charity care services to patients who are unable to pay was approximately $42 million and $31 million for the three months ended September 30, 2025 and 2024, respectively, and $110 million and $89 million for the nine months ended September 30, 2025 and 2024, respectively. The estimated cost of these charity care services was determined using a ratio of cost to gross charges and applying that ratio to the gross charges associated with providing care to charity patients for the period.

Accounting for the Impairment or Disposal of Long-Lived Assets. During the nine months ended September 30, 2025, the Company recorded a net gain of approximately $242 million, comprised of a gain of approximately $288 million related to the divestiture of four hospitals, partially offset by (i) an approximately $31 million impairment charge to adjust the carrying value of long-lived assets at two hospitals that were divested at a price below carrying value, and (ii) an approximately $15 million impairment charge recorded to reduce the carrying value of several assets that were idled or disposed. During the nine months ended September 30, 2025, approximately $390 million of goodwill was allocated from the hospital operations reporting unit associated with the disposal groups for which impairment charges or a gain on sale was recorded during the period.

During the nine months ended September 30, 2024, the Company recorded a net expense of approximately $294 million, comprised of (i) an approximately $259 million impairment charge recorded to reduce the carrying value of four hospitals that were deemed held-for-sale based on the difference between carrying value of the hospital disposal group and the estimated fair value less costs to sell, and (ii) an approximately $39 million impairment charge recorded to reduce the carrying value of several assets that were idled, disposed or held-for-sale, partially offset by a gain of approximately $4 million related to the sale of one hospital.

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

In September 2025, the FASB issued ASU 2025-06, “Intangibles - Goodwill and Other - Internal-Use Software (Topic 350): Targeted Improvements to the Accounting for Internal-Use Software.” This ASU modifies the criteria for when software costs may be capitalized by eliminating consideration of software project development stages and by enhancing guidance for the "probable-to-complete" threshold. This ASU is effective for annual reporting periods beginning after December 15, 2027, and interim periods within those annual reporting periods. Early adoption of this ASU is permitted. The Company is currently evaluating the impact that adoption of this ASU will have on its condensed consolidated financial statements.

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

The 2009 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code and for the grant of stock options which do not so qualify, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance-based shares or units and other share awards. Persons eligible to receive grants under the 2009 Plan include the Company’s directors, officers, employees and consultants. To date, all options granted under the 2009 Plan have been “nonqualified” stock options for tax purposes. Generally, these options vest in one-third increments on each of the first three anniversaries of the option grant date and expire on the tenth anniversary of the option grant date. The exercise price of all options granted under the 2009 Plan is equal to the fair value of the Company’s common stock on the option grant date. As of September 30, 2025, 8,684,274 shares of unissued common stock were reserved for future grants under the 2009 Plan.

The following table reflects the impact of total compensation expense related to stock-based equity plans on the reported operating results for the respective periods (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Effect on income (loss) before income taxes	$1	$(5)	$(7)	$(12)
Effect on net income (loss)	$—	$(4)	$(5)	$(10)

During the three months ended September 30, 2025, a reversal of approximately $4 million of stock-based compensation expense was recorded for restricted stock awards and stock options that are no longer expected to vest. The Company routinely evaluates its assumption for forfeitures and adjusts its estimate to account for employee departures, including retirement, in accordance with the terms of the 2009 Plan.

At September 30, 2025, $14 million of unrecognized stock-based compensation expense related to outstanding unvested stock options, restricted stock and restricted stock units (the terms of which are summarized below) was expected to be recognized over a weighted-average period of 22 months. Of that amount, $2 million relates to outstanding unvested stock options expected to be recognized over a weighted-average period of 21 months and $12 million relates to outstanding unvested restricted stock and RSUs expected to be recognized over a weighted-average period of 22 months. There were no modifications to awards during the nine months ended September 30, 2025 and 2024.

The fair value of stock options was estimated using the Black Scholes option pricing model with the following assumptions and weighted-average fair values during the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Expected volatility	N/A	N/A	88.7%	90.1%
Expected dividends	N/A	N/A	—	—
Expected term	N/A	N/A	6 years	6 years
Risk-free interest rate	N/A	N/A	4.0%	4.3%

In determining the expected term, the Company examined concentrations of option holdings and historical patterns of option exercises and forfeitures, as well as forward-looking factors, in an effort to determine if there were any discernible employee populations. From this analysis, in determining the expected term for both of the nine-month periods ended September 30, 2025 and 2024, the Company identified one population, consisting of persons receiving grants of stock options. The computation of expected term was performed using the simplified method for all stock options granted in the periods presented. The simplified method was used as a result of the Company determining that historical exercise data does not provide a reasonable basis for the expected term of its grants, due primarily to the limited number of stock option exercises that have occurred.

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

Options outstanding and exercisable under the 2009 Plan as of September 30, 2025, and changes during each of the three-month periods following December 31, 2024, were as follows (in millions, except share and per share data):

			Weighted-	Aggregate
		Weighted-	Average	Intrinsic
		Average	Remaining	Value as of
		Exercise	Contractual	September 30,
	Shares	Price	Term	2025
Outstanding at December 31, 2024	4,490,750	$6.24
Granted	806,000	3.01
Exercised	—	—
Forfeited and cancelled	(57,000)	4.43
Outstanding at March 31, 2025	5,239,750	5.77
Granted	—	—
Exercised	—	—
Forfeited and cancelled	(310,750)	6.45
Outstanding at June 30, 2025	4,929,000	5.72
Granted	—	—
Exercised	—	—
Forfeited and cancelled	—	—
Outstanding at September 30, 2025	4,929,000	$5.72	6.7 years	$—
Exercisable at September 30, 2025	3,330,989	$6.81	5.7 years	$—

The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2025 and 2024 was $2.27 and $2.19, respectively. The aggregate intrinsic value (calculated as the number of in-the-money stock options multiplied by the difference between the Company’s closing stock price on the last trading day of the reporting period ($3.21) and the exercise price of the respective stock options) in the table above represents the amount that would have been received by the option holders had all option holders exercised their options on September 30, 2025. This amount changes based on the market value of the Company’s common stock. No stock options were exercised during the three and nine months ended September 30, 2025 and 2024. The aggregate intrinsic value of options vested and expected to vest approximates that of the outstanding options.

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

Restricted stock outstanding under the 2009 Plan as of September 30, 2025, and changes during each of the three-month periods following December 31, 2024, were as follows:

		Weighted-
		Average Grant
	Shares	Date Fair Value
Unvested at December 31, 2024	6,509,245	$5.63
Granted	2,636,000	3.01
Vested	(1,582,989)	6.56
Forfeited	(1,004,170)	9.66
Unvested at March 31, 2025	6,558,086	3.74
Granted	27,000	3.88
Vested	(48,003)	4.14
Forfeited	(205,002)	3.80
Unvested at June 30, 2025	6,332,081	3.74
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested at September 30, 2025	6,332,081	3.74

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

RSUs outstanding under the 2009 Plan as of September 30, 2025, and changes during each of the three-month periods following December 31, 2024, were as follows:

		Weighted-
		Average Grant
	Shares	Date Fair Value
Outstanding at December 31, 2024	1,548,316	$4.49
Granted	777,413	3.01
Vested	(249,998)	4.80
Forfeited	—	—
Unvested at March 31, 2025	2,075,731	3.90
Granted	—	—
Vested	(5,894)	5.00
Forfeited	—	—
Unvested at June 30, 2025	2,069,837	3.90
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested at September 30, 2025	2,069,837	3.90

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

During the nine months ended September 30, 2025, one or more subsidiaries of the Company paid approximately $1 million to acquire the operating assets and related businesses of certain physician practices and clinics that operate within the communities served by the Company’s affiliated hospitals. The purchase price for these transactions was primarily allocated to working capital and property and equipment.

Divestitures

There were six hospital divestitures completed during the nine months ended September 30, 2025. The following table provides a summary of hospitals that the Company divested (or, in the cases of Merit Health Biloxi and Merit Health Madison, in which the Company sold its 50% ownership interest, and in the case of Cedar Park Regional Medical Center, in which the Company sold its 80% ownership interest) during the nine months ended September 30, 2025 and the year ended December 31, 2024:

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

In connection with the Company’s divestiture of Tennova Healthcare - Cleveland to Hamilton Health Care Systems, Inc. completed effective August 1, 2024, in addition to the base purchase price of approximately $160 million received by the Company at a preliminary closing on July 31, 2024, the Company was entitled to receive additional cash consideration contingent upon approval of the then-potential modifications to applicable supplemental reimbursement programs as more specifically provided in the asset purchase agreement underlying the transaction. Modifications to the applicable supplemental reimbursement programs were approved as of June 30, 2025, and a third party was engaged during the three months ended September 30, 2025 to calculate the additional consideration due to the Company. In connection therewith, the Company received additional cash consideration of approximately $91 million in October 2025 under the terms of the asset purchase agreement. Such amount did not qualify for recognition during the three months ended September 30, 2025, and is expected to be recognized during the three months ending December 31, 2025, as more specifically described in Note 14 - Subsequent Events.

On July 22, 2025, the Company entered into a definitive agreement with Laboratory Corporation of America Holdings (“Labcorp”), pursuant to which Labcorp has agreed to acquire select assets and assume certain leases of the ambulatory outreach business of the Company’s subsidiaries in 13 states, including certain patient service centers and in-office phlebotomy locations. The total purchase price payable to the Company at the closing of this transaction is $195 million, less certain purchase price adjustments.

4. GOODWILL

The changes in the carrying amount of goodwill for the nine months ended September 30, 2025 are as follows (in millions):

Balance, at December 31, 2024
Goodwill	$6,603
Accumulated impairment losses	(2,814)
3,789
Goodwill acquired as part of acquisitions	2
Goodwill allocated to hospitals divested or held-for-sale (as applicable)	(251)
Balance, at September 30, 2025
Goodwill	6,354
Accumulated impairment losses	(2,814)
$3,540

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

5. INCOME TAXES

The total amount of unrecognized benefit that would affect the effective tax rate, if recognized, was $44 million at September 30, 2025. A total of $8 million of interest and penalties is included in the amount of the liability for uncertain tax positions at September 30, 2025. It is the Company’s policy to recognize interest and penalties related to unrecognized benefits in its condensed consolidated statements of income (loss) as income tax expense.

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

The Company’s benefit from income taxes was $(173) million and $(64) million for the three months ended September 30, 2025 and 2024, respectively, and $(13) million and $(13) million for the nine months ended September 30, 2025 and 2024, respectively. The Company’s effective tax rates were 8,650.0% and 15.3% for the three months ended September 30, 2025 and 2024, respectively, and (2.6)% and 3.7% for the nine months ended September 30, 2025 and 2024, respectively.

The tax effects of the federal budget reconciliation legislation, which was enacted on July 4, 2025, were recorded during the three months ended September 30, 2025. A decrease in valuation allowances stemming from increased interest deductibility and increased bonus depreciation resulted in an income tax benefit of approximately $163 million during the three months ended September 30, 2025. This income tax benefit increased the effective tax rate by 8,150.0% for the three months ended September 30, 2025 and reduced the effective tax rate by 32.4% for the nine months ended September 30, 2025.

Cash paid for income taxes, net of refunds received, resulted in a net payment of $91 million and $48 million during the three months ended September 30, 2025 and 2024, respectively, and $192 million and $132 million during the nine months ended September 30, 2025 and 2024, respectively. During the three and nine months ended September 30, 2025, approximately $52 million and $126 million, respectively, of cash paid for taxes related to gains on hospitals divested during the period. During the three and nine months ended September 30, 2024, approximately $17 million of cash paid for taxes related to the gain on a hospital divested during the periods.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

6. LONG-TERM DEBT

Long-term debt, net of unamortized debt issuance costs and discounts or premiums, as applicable, consists of the following (in millions):

	September 30,	December 31,
	2025	2024
8% Senior Secured Notes due 2027	$—	$700
5⅝% Senior Secured Notes due 2027	14	1,757
6⅞% Senior Notes due 2028	42	626
6% Senior Secured Notes due 2029	644	644
5¼% Senior Secured Notes due 2030	1,535	1,535
4¾% Senior Secured Notes due 2031	1,058	1,058
10⅞% Senior Secured Notes due 2032	2,225	2,225
10¾% Senior Secured Notes due 2033	700	—
9¾% Senior Secured Notes due 2034	1,790	—
6⅞% Junior-Priority Secured Notes due 2029	1,245	1,244
6⅛% Junior-Priority Secured Notes due 2030	1,227	1,227
ABL Facility	—	341
Finance lease and financing obligations	340	343
Other	15	24
Less: Unamortized deferred debt issuance costs	(230)	(272)
Total debt	10,605	11,452
Less: Current maturities	(16)	(20)
Total long-term debt	$10,589	$11,432

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

The 10¾% Senior Secured Notes due 2033 and the related guarantees are secured by shared (i) first-priority liens on the collateral that also secures on a first-priority basis CHS’ senior-priority secured notes and (ii) second-priority liens on the collateral that secures on a first-priority basis the ABL Facility, in each case subject to permitted liens described in the indenture governing the 10¾% Senior Secured Notes due 2033.

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

On August 12, 2025, CHS completed an offering of $1.790 billion principal amount of 9.750% Senior Secured Notes due 2034 (the “9¾% Senior Secured Notes due 2034”). The Company used the proceeds from the issuance of the 9¾% Senior Secured Notes due 2034 to redeem $1.743 billion principal amount of its 5.625% Senior Secured Notes due 2027, or approximately 99% of the total outstanding principal amount, that were validly tendered and accepted for purchase pursuant to a tender offer that launched on July 28, 2025, and was completed on August 25, 2025, and to pay related fees and expenses. Upon completion of the tender offer, approximately $14 million principal amount of the 5.625% Senior Secured Notes due 2027 remained outstanding. The 9¾% Senior Secured Notes due 2034 bear interest at a rate of 9.750% per year payable semi-annually in arrears on March 15 and September 15 of each year, commencing on March 15, 2026. The 9¾% Senior Secured Notes due 2034 are unconditionally guaranteed on a senior-priority secured basis by the Company and each of the current and future domestic subsidiaries that provide guarantees under the ABL Facility, any capital market debt securities of CHS (including CHS’ outstanding senior notes) and certain other long-term debt of CHS.

The 9¾% Senior Secured Notes due 2034 and the related guarantees are secured by shared (i) first-priority liens on the collateral that also secures on a first-priority basis CHS’ senior-priority secured notes and (ii) second-priority liens on the collateral that secures on a first-priority basis the ABL Facility, in each case subject to permitted liens described in the indenture governing the 9¾% Senior Secured Notes due 2034.

CHS is entitled, at its option, to redeem all or a portion of the 9¾% Senior Secured Notes due 2034 at any time prior to August 15, 2028, upon not less than 10 nor more than 60 days’ notice, at a price equal to 100% of the principal amount of the 9¾% Senior Secured Notes due 2034 redeemed plus accrued and unpaid interest, if any, plus a “make-whole” premium, as described in the indenture governing the 9¾% Senior Secured Notes due 2034.

CHS may redeem up to 40% of the aggregate principal amount of the 9¾% Senior Secured Notes due 2034 at any time prior to August 15, 2028 using the net proceeds from certain equity offerings at a redemption price of 109.750% of the principal amount of the 9¾% Senior Secured Notes due 2034 redeemed, plus accrued and unpaid interest, if any. In addition, any time prior to August 15, 2028, but not more than once during each 12 month period, CHS may redeem up to 10% of the original aggregate principal amount of the 9¾% Senior Secured Notes due 2034 at a redemption price equal to 103% of the principal amount of the 9¾% Senior Secured Notes due 2034 to be redeemed, plus accrued and unpaid interest, if any.

At any time and from time to time on or after August 15, 2028, CHS may redeem the 9¾% Senior Secured Notes due 2034 in whole or in part, upon not less than 10 nor more than 60 days’ prior written notice at a redemption price equal to the percentage of principal amount set forth below plus accrued and unpaid interest, if any, on the 9¾% Senior Secured Notes due 2034 redeemed, to, but excluding, the applicable date of redemption, if redeemed during the twelve-month period beginning on August 15 of the years indicated below:

Period	Redemption Price
August 15, 2028 to August 14, 2029	104.875%
August 15, 2029 to August 14, 2030	102.438%
August 15, 2030 to August 14, 2034	100.000%

These transactions resulted in a pre-tax and after-tax loss from early extinguishment of debt of $33 million and $26 million, respectively, for the three months ended September 30, 2025,and a pre-tax and after-tax gain from early extinguishment of debt of $105 million and $113 million, respectively, for the nine months ended September 30, 2025. There was a pre-tax and after-tax gain from early extinguishment of debt of $26 million and $27 million, respectively, for the nine months ended September 30, 2024 related to debt transactions during these periods.

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

At September 30, 2025, the Company had no outstanding borrowings and approximately $806 million of additional borrowing capacity (after taking into consideration the $34 million of outstanding letters of credit) under the ABL Facility. The issued letters of credit were primarily in support of potential insurance-related claims and certain bonds. Letters of credit were reduced during the nine months ended September 30, 2025 by $32 million, primarily due to a reduction in collateral for an insurance-related bond.

The ABL Facility contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the Company’s ability, subject to certain exceptions, to, among other things (1) declare dividends, make distributions or redeem or repurchase capital stock, (2) prepay, redeem or repurchase other debt, (3) incur liens or grant negative pledges, (4) make loans and investments and enter into acquisitions and joint ventures, (5) incur additional indebtedness or provide certain guarantees, (6) engage in mergers, acquisitions and asset sales, (7) conduct transactions with affiliates, (8) alter the nature of the Company’s, CHS’ or the guarantors’ businesses, (9) grant certain guarantees with respect to physician practices, (10) engage in sale and leaseback transactions or (11) change the Company’s fiscal year. The Company is also required to comply with a consolidated fixed charge coverage ratio, upon certain triggering events described below, and various affirmative covenants. The consolidated fixed charge coverage ratio is calculated as the ratio of (x) consolidated EBITDA (as defined in the ABL Facility) less capital expenditures to (y) the sum of consolidated interest expense (as defined in the ABL Facility), scheduled principal payments, income taxes and restricted payments made in cash or in permitted investments. For purposes of calculating the consolidated fixed charge coverage ratio, the calculation of consolidated EBITDA as defined in the ABL Facility is a trailing 12-month calculation that begins with the Company’s consolidated net income, with certain adjustments for interest, taxes, depreciation and amortization, net income attributable to noncontrolling interests, stock compensation expense, restructuring costs, and the financial impact of other non-cash or non-recurring items recorded during any such 12-month period. The consolidated fixed charge coverage ratio is a required covenant only in periods where the total borrowings outstanding under the ABL Facility reduce the amount available in the facility to less than the greater of (i) $95 million or (ii) 10% of the calculated borrowing base. As a result, in the event the Company has less than $95 million available under the ABL Facility, the Company would need to comply with the consolidated fixed charge coverage ratio. At September 30, 2025, the Company is not subject to the consolidated fixed charge coverage ratio as such triggering event had not occurred during the twelve months ended September 30, 2025.

The Company paid interest of $214 million and $202 million on borrowings during the three months ended September 30, 2025 and 2024, respectively, and $622 million and $562 million on borrowings during the nine months ended September 30, 2025 and 2024, respectively.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments has been estimated by the Company using available market information as of September 30, 2025 and December 31, 2024, and valuation methodologies considered appropriate. The estimates presented in the table below are not necessarily indicative of amounts the Company could realize in a current market exchange (in millions):

	September 30, 2025		December 31, 2024
	Carrying	Estimated Fair	Carrying	Estimated Fair
	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	$123	$123	$37	$37
Investments in equity securities	78	78	69	69
Available-for-sale debt securities	231	231	192	192
Trading securities	5	5	5	5
Liabilities:
8% Senior Secured Notes due 2027	—	—	696	700
5⅝% Senior Secured Notes due 2027	14	14	1,722	1,686
6⅞% Senior Notes due 2028	42	34	622	457
6% Senior Secured Notes due 2029	629	625	626	577
5¼% Senior Secured Notes due 2030	1,476	1,389	1,468	1,261
4¾% Senior Secured Notes due 2031	1,055	915	1,054	822
10⅞% Senior Secured Notes due 2032	2,213	2,358	2,212	2,299
10¾% Senior Secured Notes due 2033	698	721	—	—
9¾% Senior Secured Notes due 2034	1,761	1,838	—	—
6⅞% Junior-Priority Secured Notes due 2029	1,186	992	1,175	940
6⅛% Junior-Priority Secured Notes due 2030	1,181	891	1,175	842
ABL Facility and other debt	11	11	359	359

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

In instances where the determination of the fair value hierarchy measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment of factors specific to the asset or liability. Transfers between levels within the fair value hierarchy are recognized by the Company on the date of the change in circumstances that requires such transfer. There were no transfers between levels during the nine months ended September 30, 2025 and 2024.

The following table sets forth, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 (in millions):

	September 30, 2025	Level 1	Level 2	Level 3
Investments in equity securities	$78	$78	$—	$—
Available-for-sale debt securities	231	—	231	—
Trading securities	5	—	5	—
Total assets	$314	$78	$236	$—

	December 31, 2024	Level 1	Level 2	Level 3
Investments in equity securities	$69	$69	$—	$—
Available-for-sale debt securities	192	—	192	—
Trading securities	5	—	5	—
Total assets	$266	$69	$197	$—

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

9. LEASES

The Company utilizes operating and finance leases for the use of certain hospitals, medical office buildings, and medical equipment. The components of lease cost and rent expense for the three and nine months ended September 30, 2025 and 2024 are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Lease Cost	2025	2024	2025	2024
Operating lease cost:
Operating lease cost	$39	$46	$124	$140
Short-term rent expense	20	21	62	67
Variable lease cost	9	7	26	20
Sublease income	(1)	(1)	(3)	(3)
Total operating lease cost	$67	$73	$209	$224
Finance lease cost:
Amortization of right-of-use assets	$2	$2	$7	$7
Interest on finance lease liabilities	3	3	10	10
Total finance lease cost	$5	$5	$17	$17

Supplemental balance sheet information related to leases is as follows (in millions):

	Balance Sheet Classification	September 30, 2025	December 31, 2024
Operating Leases:
Operating lease right-of-use assets	Other assets, net	$608	$623

Finance Leases:
Finance lease right-of-use assets	Property and equipment
	Land and improvements	$—	$—
	Buildings and improvements	237	235
	Equipment and fixtures	5	9
	Property and equipment	242	244
	Less: Accumulated depreciation and amortization	(66)	(63)
	Property and equipment, net	$176	$181

Current finance lease liabilities	Current maturities of long-term debt	$2	$2
Long-term finance lease liabilities	Long-term debt	201	193

Supplemental cash flow information related to leases for the nine months ended September 30, 2025 and 2024 is as follows (in millions):

	Nine Months Ended September 30,
Cash flow information	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (1)	$123	$136
Operating cash flows from finance leases	10	10
Financing cash flows from finance leases	2	2
Right-of-use assets obtained in exchange for new finance lease liabilities	1	3
Right-of-use assets obtained in exchange for new operating lease liabilities	75	54

_______________________________

(1)
Included in the change in other operating assets and liabilities in the condensed consolidated statements of cash flows.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

10. STOCKHOLDERS’ DEFICIT

Authorized capital shares of the Company include 400,000,000 shares of capital stock consisting of 300,000,000 shares of common stock and 100,000,000 shares of preferred stock. Each of the aforementioned classes of capital stock has a par value of $0.01 per share. Shares of preferred stock, none of which were outstanding as of September 30, 2025, may be issued in one or more series having such rights, preferences and other provisions as determined by the Company’s Board of Directors without approval by the holders of common stock.

The Company is a holding company, which operates through its subsidiaries. The ABL Facility and the indentures governing each series of the Company’s outstanding notes contain various covenants under which the assets of the subsidiaries of the Company are subject to certain restrictions relating to, among other matters, dividends and distributions, as referenced in the paragraph below.

The ABL Facility and the indentures governing each series of the Company’s outstanding notes restrict the Company’s subsidiaries from, among other matters, paying dividends and making distributions to the Company, which thereby limits the Company’s ability to pay dividends and/or repurchase stock. As of September 30, 2025, under the most restrictive test in these agreements (and subject to certain exceptions), the Company has approximately $300 million of capacity to pay permitted dividends and/or repurchase shares of stock or make other restricted payments.

The schedule below presents the reconciliation of the carrying amount of total equity, equity attributable to the Company’s stockholders, and equity attributable to noncontrolling interests as of September 30, 2025, and during each of the three-month periods following December 31, 2024 (in millions).

		Community Health Systems, Inc. Stockholders
	Redeemable Noncontrolling Interest	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Noncontrolling Interest	Total Stockholders’ Deficit
Balance, December 31, 2024	$359	$1	$2,175	$(10)	$(4,080)	$238	$(1,676)
Comprehensive income (loss)	13	—	—	3	(13)	25	15
Distributions to noncontrolling interests	(10)	—	—	—	—	(25)	(25)
Disposition of less-than-wholly owned entity	—	—	—	—	—	(8)	(8)
Adjustment to redemption value of redeemable noncontrolling interests	2	—	(2)	—	—	—	(2)
Cancellation of restricted stock for tax withholdings on vested shares	—	—	(1)	—	—	—	(1)
Stock-based compensation	—	—	4	—	—	—	4
Balance, March 31, 2025	364	1	2,176	(7)	(4,093)	230	(1,693)
Comprehensive income	14	—	—	2	282	24	308
Distributions to noncontrolling interests	(33)	—	—	—	—	(28)	(28)
Contributions from noncontrolling interests	1	—	—	—	—	—	—
Disposition of less-than-wholly owned entity	(27)	—	—	—	—	(7)	(7)
Adjustment to redemption value of redeemable noncontrolling interests	(5)	—	5	—	—	—	5
Stock-based compensation	—	—	3	—	—	—	3
Balance, June 30, 2025	314	1	2,184	(5)	(3,811)	219	(1,412)
Comprehensive income	16	—	—	—	130	25	155
Contributions from noncontrolling interests	1	—	—	—	—	—	—
Distributions to noncontrolling interests	(9)	—	—	—	—	(15)	(15)
Purchases of subsidiary shares from noncontrolling interests	—	—	(1)	—	—	(1)	(2)
Adjustment to redemption value of redeemable noncontrolling interests	1	—	(1)	—	—	—	(1)
Stock-based compensation	—	—	1	—	—	—	1
Balance, September 30, 2025	$323	$1	$2,183	$(5)	$(3,681)	$228	$(1,274)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

The following schedule presents the reconciliation of the carrying amount of total equity, equity attributable to the Company’s stockholders, and equity attributable to the noncontrolling interests as of September 30, 2024, and during each of the three-month periods following December 31, 2023 (in millions):

		Community Health Systems, Inc. Stockholders
	Redeemable Noncontrolling Interest	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Noncontrolling Interest	Total Stockholders’ Deficit
Balance, December 31, 2023	$323	$1	$2,185	$(14)	$(3,564)	$245	$(1,147)
Comprehensive income (loss)	16	—	—	(2)	(41)	19	(24)
Distributions to noncontrolling interests	(17)	—	—	—	—	(33)	(33)
Adjustment to redemption value of redeemable noncontrolling interests	(3)	—	3	—	—	—	3
Cancellation of restricted stock for tax withholdings on vested shares	—	—	(2)	—	—	—	(2)
Other reclassifications of noncontrolling interests	10	—	—	—	—	(10)	(10)
Stock-based compensation	—	—	6	—	—	—	6
Balance, March 31, 2024	329	1	2,192	(16)	(3,605)	221	(1,207)
Comprehensive income (loss)	15	—	—	3	(14)	25	14
Distributions to noncontrolling interests	(14)	—	—	—	—	(20)	(20)
Purchases of subsidiary shares from noncontrolling interests	1	—	(2)	—	—	—	(2)
Adjustment to redemption value of redeemable noncontrolling interests	2	—	(2)	—	—	—	(2)
Other reclassifications of noncontrolling interests	(9)	—	—	—	—	12	12
Stock-based compensation	—	—	2	—	—	—	2
Balance, June 30, 2024	324	1	2,190	(13)	(3,619)	238	(1,203)
Comprehensive income (loss)	13	—	—	5	(391)	23	(363)
Distributions to noncontrolling interests	(10)	—	—	—	—	(26)	(26)
Purchases of subsidiary shares from noncontrolling interests	—	—	(1)	—	—	—	(1)
Adjustment to redemption value of redeemable noncontrolling interests	(1)	—	1	—	—	—	1
Disposition of less-than-wholly owned entity	(4)	—	—	—	—	(4)	(4)
Stock-based compensation	—	—	4	—	—	—	4
Balance, September 30, 2024	$322	$1	$2,194	$(8)	$(4,010)	$231	$(1,592)

The following schedule discloses the effects of changes in the Company’s ownership interest in its less-than-wholly-owned subsidiaries (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income (loss) attributable to Community Health Systems, Inc. stockholders	$130	$(391)	$399	$(446)
Transfers to the noncontrolling interests:
Net (decrease) increase in Community Health Systems, Inc. paid-in-capital for purchase of subsidiary partnership interests	(1)	1	(1)	4
Net transfers to the noncontrolling interests	(1)	1	(1)	4
Change to Community Health Systems, Inc. stockholders’ deficit from net income (loss) attributable to Community Health Systems, Inc. stockholders and transfers to noncontrolling interests	$129	$(390)	$398	$(442)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

11. EARNINGS PER SHARE

The following table sets forth the components of the denominator for the computation of basic and diluted earnings per share for net income (loss) attributable to Community Health Systems, Inc. stockholders:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Weighted-average number of shares outstanding — basic	133,787,535	132,376,226	133,479,323	131,998,973
Effect of dilutive securities:
Restricted stock awards	695,653	—	455,358	—
Employee stock options	1,302	—	1,732	—
Other equity-based awards	703,102	—	577,683	—
Weighted-average number of shares outstanding — diluted	135,187,592	132,376,226	134,514,096	131,998,973

The Company generated a loss attributable to Community Health Systems, Inc. stockholders for the three and nine months ended September 30, 2024, so the effect of dilutive securities is not considered because their effect would be antidilutive. If the Company generated income during the three and nine months ended September 30, 2024, the effect of restricted stock awards, employee stock options, and other equity-based awards on the diluted shares calculation would have been an increase of 1,883,693 shares and 1,064,103 shares, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Dilutive securities outstanding not included in the computation of earnings per share because their effect is antidilutive:
Employee stock options and restricted stock awards	5,010,718	2,731,250	5,852,385	4,767,859

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

The Company has a single reportable segment represented by hospital operations, which includes its general acute care hospitals and related healthcare entities that provide inpatient and outpatient healthcare services. The Company defined its single reportable segment consistent with the manner in which internally reported financial information is regularly reviewed by the Company’s chief executive officer, who is the Company’s chief operating decision maker (“CODM”). Resources are allocated and financial performance is assessed on a consolidated basis. As more specifically described in Note 14 - Subsequent Events, the Company’s CODM changed effective October 1, 2025, in connection with the appointment of Kevin J. Hammons as the Company’s Interim Chief Executive Officer on such date.

The CODM does not review assets at a different level or category than the amounts disclosed in the condensed consolidated balance sheets.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

The Company’s CODM uses net income (loss), as presented in the consolidated statements of income (loss), to assess performance and allocate resources. Net income (loss) is used in the annual budgeting process as well as throughout the period when projecting or forecasting quarterly and full-year performance. The CODM considers budget-to-actual and actual versus prior period (prior month, prior year, etc.) variances on a periodic basis as a means of assessing performance. The following segment information, including significant segment expenses, is presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net operating revenues	$3,087	$3,090	$9,379	$9,369
Less:
Salaries and benefits	1,356	1,359	4,056	4,054
Supplies	460	469	1,418	1,439
Contract labor	38	41	119	134
Medical specialist fees	165	167	479	470
Other segment items	696	875	2,194	2,357
Depreciation and amortization	108	117	317	357
Interest expense	217	217	651	645
Interest income	(1)	(1)	(2)	(2)
Impairment and (gain) loss on sale of businesses, net	21	267	(242)	294
Loss (gain) from early extinguishment of debt	33	—	(105)	(25)
Equity in earnings of unconsolidated affiliates	(4)	(2)	(9)	(7)
Benefit from income taxes	(173)	(64)	(13)	(13)
Net income (loss)	$171	$(355)	$516	$(334)

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

The table below presents a reconciliation of the beginning and ending liability balances (in millions) during the nine months ended September 30, 2025, with respect to the Company’s determination of the contingencies of the Company in respect of which an accrual has been recorded. The liability as of September 30, 2025 is comprised of individually insignificant amounts for various matters.

Summary of Recorded Amounts

Probable
Contingencies
Balance at December 31, 2024	$16
Expense	—
Reserve for insured claim	3
Cash payments	(2)
Balance at September 30, 2025	$17

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

On September 10, 2025, the Company’s Board of Directors announced the appointment of Kevin J. Hammons as Interim Chief Executive Officer of the Company, effective October 1, 2025, replacing Tim L. Hingtgen who retired effective September 30, 2025. As disclosed in Note 12 - Segment Information, the chief executive officer is the Company’s CODM and the Company’s segment reporting is based on the internal financial information regularly reviewed by the CODM. Tim L. Hingtgen was the CODM during the three months ended September 30, 2025 and Kevin J. Hammons assumed the duties of the CODM beginning October 1, 2025, in connection with his appointment as Interim Chief Executive Officer as described in Note 12 - Segment Information. The Company does not expect the change in the CODM to have a material impact on its determination of reportable segments or significant segment expenses.

In connection with the Company’s divestiture of Tennova Healthcare - Cleveland to Hamilton Health Care Systems, Inc., which was completed effective August 1, 2024, as more specifically described in Note 3 - Acquisitions and Divestitures, the Company received additional cash consideration of approximately $91 million in October 2025 as a result of modifications to applicable supplemental reimbursement programs as more specifically provided in the asset purchase agreement underlying the transaction. Such amount did not qualify for recognition during the three months ended September 30, 2025 and is expected to be recognized as impairment (gain) loss on sale of businesses in the Company’s condensed consolidated statements of income (loss) during the three months ending December 31, 2025. Additional cash consideration may be received in one or more future periods or a portion of the consideration received may be returned to the buyer subject to periodic reconciliations as set forth in the asset purchase agreement.

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

We are one of the nation’s largest healthcare companies. Our affiliates are leading providers of healthcare services, developing and operating healthcare delivery systems in 36 distinct markets across 14 states. As of September 30, 2025, our subsidiaries own or lease 70 affiliated hospitals, with more than 10,000 beds, and operate more than 1,000 sites of care, including physician practices, urgent care centers, freestanding emergency departments, occupational medicine clinics, imaging centers, cancer centers and ambulatory surgery centers. We generate revenues by providing a broad range of general and specialized hospital healthcare services and outpatient services to patients in the communities in which we are located. For the hospitals and other sites of care that we own and operate, we are paid for our services by governmental agencies, private insurers and directly by the patients we serve.

Acquisition and Divestiture Activity

During the nine months ended September 30, 2025, we paid approximately $1 million to acquire the operating assets and related businesses of certain physician practices and clinics that operate within the communities served by our hospitals. The purchase price for these transactions was primarily allocated to working capital and property and equipment.

During the nine months ended September 30, 2025, as reflected in the table below, we completed the divestiture of two hospitals in Florida, one hospital in North Carolina, sold our 80% ownership in one hospital in Texas, and sold our 50% ownership interests in two hospitals in Mississippi. These hospitals represented annual net operating revenues in 2024 of approximately $760 million and we received total net proceeds of approximately $1.0 billion in connection with these dispositions.

The following table provides a summary of hospitals that we divested (or, in the cases of Merit Health Biloxi and Merit Health Madison, in which we divested our 50% ownership interest, and in the case of Cedar Park Regional Medical Center, in which we divested our 80% ownership interest) during the nine months ended September 30, 2025 and the year ended December 31, 2024.

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

On July 22, 2025, we entered into a definitive agreement with Laboratory Corporation of America Holdings, or Labcorp, pursuant to which Labcorp has agreed to acquire select assets and assume certain leases of the ambulatory outreach business of our subsidiaries in 13 states, including certain patient service centers and in-office phlebotomy locations. The total purchase price payable to us at the closing of this transaction is $195 million, less certain purchase price adjustments. Subject to certain regulatory approvals and the satisfaction or waiver of the closing conditions set forth in the definitive agreement, consummation of this transaction is expected to occur in the fourth quarter of 2025. There can be no assurance that this potential disposition will be completed, or if this potential disposition is completed, the ultimate timing of the completion of this potential disposition. For additional information regarding this definitive agreement, see the Current Report on Form 8-K filed by us on July 22, 2025.

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

Overview of Operating Results

Net operating revenues decreased from $3.090 billion for the three months ended September 30, 2024 to $3.087 billion for the three months ended September 30, 2025. On a same-store basis, net operating revenues for the three months ended September 30, 2025 increased $172 million compared to the same period in 2024.

We had net income of $171 million during the three months ended September 30, 2025, compared to net loss of $(355) million for the same period in 2024. Net income for the three months ended September 30, 2025 included the following:

•
an after tax charge of $26 million for loss from early extinguishment of debt, and
•
an after-tax charge of $16 million resulting from the impairment of certain long-lived assets that were idled or disposed.

In addition, net income during the three months ended September 30, 2025, was positively impacted by an income tax benefit of approximately $163 million recognized during the three months ended September 30, 2025, resulting from a decrease in valuation allowances stemming from increased interest deductibility and increased bonus depreciation in connection with the federal budget legislation which was enacted on July 4, 2025.

Net loss for the three months ended September 30, 2024 included the following:

•
an after-tax charge of $13 million for expenses related to costs associated with our multi-year initiative to modernize and consolidate technology platforms and associated processes,
•
an after-tax charge of $223 million resulting from the impairment of certain long-lived assets that were idled, disposed or held-for-sale as well as divestiture related costs, partially offset by the gain related to the sale of a hospital, and
•
an after-tax charge of $116 million for a change in estimate for professional liability claims accrual.

Consolidated inpatient admissions for the three months ended September 30, 2025, decreased 6.6%, compared to the same period in 2024. Consolidated adjusted admissions for the three months ended September 30, 2025, decreased 7.7%, compared to the same period in 2024. Same-store inpatient admissions for the three months ended September 30, 2025, increased 1.3%, compared to the same period in 2024, and same-store adjusted admissions for the three months ended September 30, 2025, increased 0.3%, compared to the same period in 2024.

Net operating revenues increased from $9.369 billion for the nine months ended September 30, 2024 to $9.379 billion for the nine months ended September 30, 2025. On a same-store basis, net operating revenues for the nine months ended September 30, 2025 increased $473 million compared to the same period in 2024.

We had net income of $516 million during the nine months ended September 30, 2025, compared to net loss of $(334) million for the same period in 2024. Net income for the nine months ended September 30, 2025 included the following:

•
an after tax benefit of $113 million for gain from early extinguishment of debt,
•
an after-tax charge of $7 million for expenses related to costs associated with our multi-year initiative to modernize and consolidate technology platforms and associated processes, and
•
an after-tax benefit of $132 million resulting from a gain related to the divestiture of four hospitals, partially offset by losses on the divestiture of our ownership interest in two separate hospitals and the impairment of certain long-lived assets that were idled or disposed as well as divestiture related costs.

Net loss for the nine months ended September 30, 2024 included the following:

•
an after tax benefit of $27 million for gain from early extinguishment of debt,
•
an after-tax charge of $33 million for expenses related to costs associated with our multi-year initiative to modernize and consolidate technology platforms and associated processes,
•
an after-tax charge of $244 million resulting from impairment of certain long-lived assets that were idled, disposed or held-for-sale as well as divestiture related costs, partially offset by the gain related to the sale of a hospital, and

•
an after-tax charge of $116 million for a change in estimate for professional liability claims accrual.

Consolidated inpatient admissions for the nine months ended September 30, 2025, decreased 5.0%, compared to the same period in 2024. Consolidated adjusted admissions for the nine months ended September 30, 2025, decreased 6.1%, compared to the same period in 2024. Same-store inpatient admissions for the nine months ended September 30, 2025, increased 2.1%, compared to the same period in 2024, and same-store adjusted admissions for the nine months ended September 30, 2025, increased 0.9%, compared to the same period in 2024.

Self-pay revenues represented approximately 0.8% and 1.1% for the three months ended September 30, 2025 and 2024, respectively, and 0.7% and 1.4% for the nine months ended September 30, 2025 and 2024, respectively. The amount of foregone revenue related to providing charity care services as a percentage of net operating revenues was approximately 13.6% and 9.8% for the three months ended September 30, 2025 and 2024, respectively, and 11.3% and 9.7% for the nine months ended September 30, 2025 and 2024, respectively. Direct and indirect costs incurred in providing charity care services as a percentage of net operating revenues was approximately 1.4% and 1.0% for the three months ended September 30, 2025 and 2024, respectively, and 1.2% and 1.0% for the nine months ended September 30, 2025 and 2024, respectively.

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

In the last two decades, the U.S. Congress and certain state legislatures have introduced and passed a large number of proposals and legislation affecting the healthcare system, including laws intended to increase access to health insurance and reduce healthcare costs and government spending and increase or, more recently, decrease access to health insurance. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or, collectively, the Affordable Care Act, expanded health insurance coverage through a combination of public program expansion and private sector health insurance reforms, but changes in the law’s implementation, subsequent legislation and regulations, state initiatives and other factors have affected or may affect the number of individuals that elect or are able to obtain public or private health insurance and the scope of such coverage, if obtained. For example, COVID-19 relief legislation, as modified by subsequent legislation, temporarily enhanced subsidies available for individuals to purchase coverage through Affordable Care Act marketplaces through 2025, but extension of these subsidies is uncertain, and their expiration may significantly increase the number of people who are uninsured. Further, CMS issued a final rule in June 2025 that standardizes and shortens the open enrollment period for individual market coverage, both on and off the Affordable Care Act marketplaces, and requires stricter income-verification measures, among other changes. This rule is currently the subject of legal challenges. Moreover, the federal budget reconciliation legislation enacted on July 4, 2025, or the 2025 Reconciliation Law, includes healthcare policy changes that are expected to decrease access to health insurance. Among other provisions, the 2025 Reconciliation Law makes changes to Affordable Care Act marketplace insurance, including effectively ending automatic renewals of coverage by requiring pre-enrollment verification of eligibility and restricting subsidized marketplace coverage and Medicare and Medicaid eligibility based on immigration status. Other legislative and executive branch initiatives related to health insurance could also result in increased prices for consumers purchasing health insurance coverage or may permit the sale of insurance plans that do not satisfy current Affordable Care Act consumer protections. Any of these developments could increase rates of uninsured and underinsured individuals and destabilize insurance markets.

Of critical importance to us is the potential impact of any changes specific to the Medicaid program, including changes resulting from legislative and administrative actions at the federal and state levels. Federal actions may impact funding for, or the structure of, the Medicaid program and may shape provider reimbursement rates, eligibility and coverage policies and other aspects of the state Medicaid programs in a manner that could materially and adversely affect us. For example, the 2025 Reconciliation Law includes policy changes that are expected to result in significant cuts to federal healthcare spending, including significant changes to the Medicaid program. The 2025 Reconciliation Law limits eligibility for Medicaid, reduces federal Medicaid funding and expands cost-sharing obligations for enrollees. Among other changes, the law includes work or community engagement requirements for adults under the age of 65 in the Medicaid expansion population, subject to limited exceptions, and requires eligibility redeterminations at least every six months for Medicaid expansion adults, with state compliance required by December 31, 2026.

In addition, the 2025 Reconciliation Law makes significant changes to Medicaid financing mechanisms, including restrictions on provider tax arrangements that are intended to reduce the federal matching funds received by state Medicaid programs. The law prohibits states from establishing new provider taxes or increasing rates of existing provider taxes while also limiting the structure of such taxes. The law also directs HHS to revise regulations governing state directed payment, or SDP, arrangements, which many states have implemented to direct certain Medicaid managed care expenditures, to cap total payments rates for specified services including hospital services. Some provisions of the 2025 Reconciliation Law could have a particularly significant impact in states that expanded Medicaid under the Affordable Care Act, especially if a significant number of individuals formerly covered under Medicaid expansion lose Medicaid eligibility but do not obtain other health insurance coverage. Of the 14 states in which we operated hospitals as of September 30, 2025, eight states have taken action to expand their Medicaid programs. The other six states in which we operated hospitals as of September 30, 2025, have opted out of Medicaid expansion, including Florida, Alabama, Tennessee, Mississippi and Texas, in which states we operated a significant number of hospitals as of September 30, 2025. Although we are unable to fully assess the magnitude of the future impact of the 2025 Reconciliation Law, we expect the 2025 Reconciliation Law as described above to adversely impact our revenue and financial results as well as increase the amount of our self-pay patients, including as a result of this legislation’s limitations on Medicaid eligibility and reductions in federal Medicaid funding as noted above.

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

The federal deficit and other federal and state budgetary pressures have affected government healthcare program expenditures, and we anticipate these effects will continue. For example, the 2025 Reconciliation Law is expected to decrease federal healthcare spending, particularly with respect to Medicaid, and is generally expected to have significant impact on state budgets, which may result in state-level changes such as reductions to the scope of covered services or tax increases. In addition, the 2025 Reconciliation Law increases the federal budget deficit in a manner that triggers a statutorily mandated sequestration under the Pay-As-You-Go Act of 2010. As a result, a Medicare spending reduction of up to 4% is required to take effect in early 2026, absent congressional action. These reductions would be in addition to the payment reductions required by the Budget Control Act of 2011 and subsequent legislation, which are currently set to continue through the first ten months of federal fiscal year 2032. It is possible that future deficit reduction legislation will impose additional spending reductions.

Reimbursement by government programs may be affected by broad shifts in payment policy. For example, recent changes related to the 340B Drug Pricing Program have implications for all hospitals reimbursed under the outpatient prospective payment system, or PPS, including those, like ours, that do not participate in the program. In 2018, CMS implemented a payment policy that reduced Medicare payments for 340B hospitals for most drugs obtained at 340B-discounted rates and that resulted in increased payments for non-340B hospitals. In June 2022, the U.S. Supreme Court, in American Hospital Association v. Becerra, invalidated past payment cuts for hospitals participating in the 340B Drug Pricing Program. In light of the U.S. Supreme Court decision and to achieve budget neutrality, CMS reduced payment rates for non-drug services under the outpatient PPS for calendar year 2023, and lump sum payments were distributed to affected 340B providers as the remedy for calendar years 2018 through 2022. This reduction to payment rates adversely affected our results for the nine months ended September 30, 2025. Moreover, in order to comply with budget neutrality requirements, HHS finalized a corresponding offset in future non-drug item and service payments for all outpatient PPS providers (except new providers) that will reduce the outpatient PPS conversion factor starting in calendar year 2026. Under current regulations, the conversion factor will be reduced by 0.5% annually, an adjustment that will continue for approximately 16 years. In July 2025, CMS issued a proposed rule that would, if finalized, instead reduce the conversion factor by 2% annually and continue for approximately five years. The reduction to the outpatient PPS conversion factor, whether implemented under current regulations or accelerated under the proposed rule, is anticipated to adversely impact our results beginning in 2026.

In addition, payment adjustments may apply to hospitals reimbursed under the inpatient PPS as a result of a 2024 court decision that vacated a low wage index policy CMS adopted in 2020. Under the policy, CMS increased the wage index values for hospitals with low wage index, thereby increasing their reimbursement, and offset these increases by decreasing reimbursement for all other hospitals. CMS addressed the impact of the court decision prospectively in its final rules updating inpatient hospital payment rates and policies for federal fiscal years 2025 and 2026, removing the upward reimbursement adjustment for the low-wage hospitals and the related budget neutrality factor that decreased reimbursement for all other hospitals, and establishing a transitional payment policy for low wage index hospitals significantly impacted by removal of the policy. It is not yet clear whether, when, or how the agency will address the impact of the low wage policy in federal fiscal years 2020 through 2024.

The federal government entered a partial shutdown effective October 1, 2025. Although Medicare and Medicaid reimbursement generally remains available through a shutdown, we may experience delays in payment for services rendered and other effects related to government agencies operating at reduced capacity. In addition, the government shutdown is preventing congressional action on significant issues. For example, current law provides for reductions to Medicaid disproportionate share hospital, or DSH, payments to take effect October 1, 2025, and to be reduced by $8.0 billion in each of federal fiscal years 2026 through 2028. Medicaid DSH payments are a type of supplemental payment intended to offset hospitals’ uncompensated care costs. Congress has repeatedly delayed these DSH reductions, but it is unclear whether it will do so again when the government shutdown is over and whether any such delay would apply retroactively.

Sources of Revenue

The following table presents the approximate percentages of net operating revenues by payor source for the periods indicated. The data for the periods presented are not strictly comparable due to the effect that businesses acquired, sold, closed or opened during each of the respective periods, as applicable, have had on these statistics.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Medicare	17.1%	18.2%	17.7%	18.4%
Medicare Managed Care	17.2	17.5	17.9	17.9
Medicaid	16.4	14.2	16.3	14.4
Managed Care and other third-party payors	48.5	49.0	47.4	47.9
Self-pay	0.8	1.1	0.7	1.4
Total	100.0%	100.0%	100.0%	100.0%

As shown above, we receive a substantial portion of our revenues from the Medicare, Medicare Managed Care and Medicaid programs. Included in Managed Care and other third-party payors is net operating revenues from insurance companies with which we have insurance provider contracts, insurance companies for which we do not have insurance provider contracts, workers’ compensation carriers and non-patient service revenue, such as gain (loss) on investments, rental income and cafeteria sales. We generally expect the portion of revenues received from the Medicare and Medicare Managed Care programs to increase over the long-term due to the general aging of the population and other factors. There has been a trend toward increased enrollment in Medicare Managed Care and Medicaid managed care programs, which may adversely affect our net operating revenues. We may also be impacted by regulatory requirements imposed on insurers, such as minimum medical-loss ratios and specific benefit requirements. Furthermore, in the normal course of business, managed care programs, insurance companies and employers actively negotiate the amounts paid to hospitals. Our relationships with payors may be impacted by price transparency initiatives and out-of-network billing restrictions, including those in the No Surprises Act. There can be no assurance that we will retain our existing reimbursement arrangements or that third-party payors will not attempt to further reduce the rates they pay for our services. The revenues we receive and our relationships with payors are also expected to be impacted by the 2025 Reconciliation Law, which includes healthcare policy changes that are expected to decrease access to health insurance and result in significant cuts to federal healthcare spending.

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-based reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for the treatment of patients covered by

Medicare, Medicaid and non-governmental payors are generally less than our standard billing rates. We account for the differences between the estimated program reimbursement rates and our standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues by an insignificant amount in each of the three- and nine-month periods ended September 30, 2025 and 2024.

The payment rates under the Medicare program for hospital inpatient and outpatient acute care services are based on prospective payment systems, which depend upon a patient’s diagnosis or the clinical complexity of services provided to a patient, among other factors. These rates are indexed for inflation annually, although increases have historically been less than actual inflation. In its final rule establishing payment rates for federal fiscal year 2026 (which began October 1, 2025) for hospital inpatient acute care services reimbursed under the prospective system, CMS increased payment rates by approximately 2.6%. This increase reflects a market basket increase of 3.3%, reduced by a 0.7 percentage point productivity adjustment. Hospitals that do not submit required patient quality data are subject to payment reductions. We are complying with this data submission requirement. Payments may also be affected by various other adjustments, including those that depend on patient-specific or hospital specific factors. For example, the “two midnight rule” establishes admission and medical review criteria for inpatient services limiting when services to Medicare beneficiaries are payable as inpatient hospital services. Reductions in the rate of increase or overall reductions in Medicare reimbursement may cause a decline in the growth of our net operating revenues.

Payment rates under the Medicaid program vary by state. In addition to the base payment rates for specific claims for services rendered to Medicaid enrollees, several states utilize supplemental reimbursement programs to make separate payments that are not specifically tied to an individual’s care, some of which offset a portion of the cost of providing care to Medicaid and indigent patients. These programs are funded with a combination of state and federal resources, including, in certain instances, fees or taxes levied on the providers. The programs are generally authorized by CMS for a specified period of time and require CMS’s approval to be extended. In addition, as noted above, the 2025 Reconciliation Law includes several changes to Medicaid financing mechanisms, including limitations on provider taxes and SDP arrangements. It is difficult to predict the ultimate impact of the legislation on these supplemental programs or whether or on what terms CMS will extend the supplemental programs in the states in which we operate. Under these supplemental programs, we recognize revenue and related expenses in the period in which amounts are estimable and payment is reasonably assured. Reimbursement under these programs is reflected in net operating revenues and included as Medicaid revenue in the table above, and fees, taxes or other program related costs are reflected in other operating expenses.

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

The following tables summarize, for the periods indicated, selected operating data.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Operating results, as a percentage of net operating revenues:
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses (a)	(87.9)	(94.2)	(88.1)	(90.3)
Depreciation and amortization	(3.5)	(3.8)	(3.4)	(3.8)
Impairment and (gain) loss on sale of businesses, net	(0.7)	(8.6)	2.6	(3.1)
Income (loss) from operations	7.9	(6.6)	11.1	2.8
Interest expense, net	(7.0)	(7.1)	(6.9)	(6.9)
(Loss) gain from early extinguishment of debt	(1.1)	—	1.1	0.3
Equity in earnings of unconsolidated affiliates	0.1	0.1	0.1	0.1
(Loss) income before income taxes	(0.1)	(13.6)	5.4	(3.7)
Benefit from income taxes	5.6	2.1	0.1	0.1
Net income (loss)	5.5	(11.5)	5.5	(3.6)
Less: Net income attributable to noncontrolling interests	(1.3)	(1.2)	(1.2)	(1.2)
Net income (loss) attributable to Community Health Systems, Inc. stockholders	4.2%	(12.7)%	4.3%	(4.8)%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Percentage (decrease) increase from prior year:
Net operating revenues	(0.1)%	0.1%	0.1%	0.7%
Admissions (b)	(6.6)	(4.1)	(5.0)	(3.1)
Adjusted admissions (c)	(7.7)	(3.7)	(6.1)	(3.4)
Average length of stay (d)	(2.3)	2.4	(2.3)	—
Net income (loss) attributable to Community Health Systems, Inc. stockholders	133.2	(329.7)	189.5	(147.8)
Same-store percentage increase from prior year (e):
Net operating revenues	6.0%	5.1%	5.5%	5.2%
Admissions (b)	1.3	2.4	2.1	3.0
Adjusted admissions (c)	0.3	2.6	0.9	2.5

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

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

Net operating revenues decreased to $3.087 billion for the three months ended September 30, 2025, compared to $3.090 billion for the same period in 2024. Net operating revenues on a same-store basis from hospitals that were operated throughout both periods increased $172 million, or 6.0%, during the three months ended September 30, 2025, compared to the same period in 2024. On a period-over-period basis, the increase in same-store net operating revenues was primarily attributable to increased reimbursement rates, higher supplemental reimbursement program revenue and favorable changes in payor mix, partially offset by lower acuity. Non-same-store net operating revenues decreased $175 million during the three months ended September 30, 2025, compared to the same period in 2024, due to the divestiture of hospitals in 2025 and 2024, partially offset by an increase in non-patient revenue resulting primarily from the receipt of $28 million for the settlement of a legal matter. On a consolidated basis, inpatient admissions decreased by 6.6% and adjusted admissions decreased by 7.7% during the three months ended September 30, 2025, compared to the same period in 2024. On a same-store basis, net operating revenues per adjusted admission increased 5.6%, while inpatient admissions increased by 1.3% and adjusted admissions increased by 0.3% for the three months ended September 30, 2025, compared to the same period in 2024.

Total operating expenses, as a percentage of net operating revenues, decreased from 106.6% during the three months ended September 30, 2024 to 92.1% during the three months ended September 30, 2025. Operating expenses, excluding depreciation and amortization and impairment and (gain) loss on sale of businesses, as a percentage of net operating revenues, decreased from 94.2% for the three months ended September 30, 2024 to 87.9% for the three months ended September 30, 2025. Salaries and benefits, as a percentage of net operating revenues, decreased from 44.0% for the three months ended September 30, 2024 to 43.9% for the three months ended September 30, 2025. Supplies, as a percentage of net operating revenues, decreased from 15.2% for three months ended September 30, 2024 to 14.9% for the three months ended September 30, 2025, primarily due to divestitures. Other operating expenses, as a percentage of net operating revenues, decreased from 32.6% for the three months ended September 30, 2024 to 26.9% for the three months ended September 30, 2025, primarily due to divestitures, partially offset by higher medical specialist fees and increased supplemental reimbursement program expense. Lease cost and rent, as a percentage of net operating revenues, decreased from 2.4% for the three months ended September 30, 2024 to 2.2% for the three months ended September 30, 2025.

Depreciation and amortization, as a percentage of net operating revenues, decreased from 3.8% for three months ended September 30, 2024 to 3.5% for the three months ended September 30, 2025, primarily due to a reduction in the amortization of capitalized internal-use software and the impact of hospital divestitures in 2025 and 2024.

Impairment and (gain) loss on sale of businesses, net was expense of $21 million for the three months ended September 30, 2025, compared to expense of $267 million for the same period in 2024. The expense recognized during the three months ended September 30, 2025 resulted from impairment charges recorded to reduce the carrying value of several assets that were idled or disposed. The expense recognized during the three months ended September 30, 2024 was comprised of (i) an approximately $259 million impairment charge recorded to reduce the carrying value of four hospitals that were deemed held-for-sale based on the difference between carrying value of the hospital disposal group compared to the estimated fair value less costs to sell, and (ii) an approximately $12 million impairment charge recorded to reduce the carrying value of several assets that were idled, disposed or held-for-sale, partially offset by a gain of approximately $4 million related to the sale of one hospital.

Interest expense, net, remained consistent at $216 million for the three-month periods ended September 30, 2025 and 2024.

Equity in earnings of unconsolidated affiliates, as a percentage of net operating revenues, remained consistent at 0.1% for both of the three-month periods ended September 30, 2025 and 2024.

Loss from early extinguishment of debt of $33 million was recognized during the three months ended September 30, 2025, as a result of the refinancing and extinguishment of certain of our outstanding notes as discussed further in “Liquidity and Capital Resources.” There was no loss from early extinguishment of debt during the three months ended September 30, 2024.

The net results of the above-mentioned changes resulted in loss before income taxes decreasing $417 million to $(2) million for the three months ended September 30, 2025, compared to $(419) million for the same period in 2024.

Our benefit from income taxes for the three months ended September 30, 2025 and 2024 was $(173) million and $(64) million, respectively, and the effective tax rates were 8,650.0% and 15.3% for the three months ended September 30, 2025 and 2024, respectively. The increase in the benefit from income taxes and the difference in our effective tax rate for the three months ended September 30, 2025, compared to the same period in 2024 was primarily due to a decrease in valuation allowances stemming from increased interest deductibility and increased bonus depreciation as a result of the 2025 Reconciliation Law which resulted in an income tax benefit of approximately $163 million recognized by us during the three months ended September 30, 2025.

Net income, as a percentage of net operating revenues, was 5.5% for the three months ended September 30, 2025, compared to net loss of (11.5)% for the same period in 2024.

Net income attributable to noncontrolling interests as a percentage of net operating revenues increased from 1.2% for the three months ended September 30, 2024 to 1.3% for the three months ended September 30, 2025.

Net income attributable to Community Health Systems, Inc. stockholders was $130 million for the three months ended September 30, 2025, compared to net loss of $(391) million for the same period in 2024.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Net operating revenues increased to $9.379 billion for the nine months ended September 30, 2025, compared to $9.369 billion for the same period in 2024. Net operating revenues on a same-store basis from hospitals that were operated throughout both periods increased $473 million, or 5.5%, during the nine months ended September 30, 2025, compared to the same period in 2024. On a period-over-period basis, the increase in same-store net operating revenues was primarily attributable to increased reimbursement rates, higher supplemental reimbursement program revenue and favorable changes in payor mix, partially offset by lower acuity. Non-same-store net operating revenues decreased $463 million during the nine months ended September 30, 2025, compared to the same period in 2024, due to the divestiture of hospitals in 2025 and 2024, partially offset by an increase in non-patient revenue resulting primarily from the receipt of $28 million for the settlement of a legal matter. On a consolidated basis, inpatient admissions decreased by 5.0% and adjusted admissions decreased by 6.1% during the nine months ended September 30, 2025, compared to the same period in 2024. On a same-store basis, net operating revenues per adjusted admission increased 4.5%, while inpatient admissions increased by 2.1% and adjusted admissions increased by 0.9% for the nine months ended September 30, 2025, compared to the same period in 2024.

Total operating expenses, as a percentage of net operating revenues, decreased from 97.2% during the nine months ended September 30, 2024 to 88.9% during the nine months ended September 30, 2025. Operating expenses, excluding depreciation and amortization and impairment and (gain) loss on sale of businesses, as a percentage of net operating revenues, decreased from 90.3% for the nine months ended September 30, 2024 to 88.1% for the nine months ended September 30, 2025. Salaries and benefits, as a percentage of net operating revenues, decreased from 43.3% for the nine months ended September 30, 2024 to 43.2% for the nine months ended September 30, 2025. Supplies, as a percentage of net operating revenues, decreased from 15.4% for the nine months ended September 30, 2024 to 15.1% for the nine months ended September 30, 2025, primarily due to divestitures. Other operating expenses, as a percentage of net operating revenues, decreased from 29.2% for the nine months ended September 30, 2024 to 27.6% for the nine months ended September 30, 2025, primarily due to divestitures, partially offset by higher medical specialist fees and increased supplemental reimbursement program expense. Lease cost and rent, as a percentage of net operating revenues, decreased from 2.4% for the nine months ended September 30, 2024 to 2.2% for the nine months ended September 30, 2025.

Depreciation and amortization, as a percentage of net operating revenues, decreased from 3.8% for the nine months ended September 30, 2024 to 3.4% for the nine months ended September 30, 2025, primarily due to a reduction in the amortization of capitalized internal-use software and the impact of hospital divestitures in 2025 and 2024.

Impairment and (gain) loss on sale of businesses, net was a gain of $242 million for the nine months ended September 30, 2025, compared to expense of $294 million for the same period in 2024. The net gain recognized during the nine months ended September 30, 2025 was comprised of a gain of approximately $288 million related to the divestiture of four hospitals, partially offset by (i) an approximately $31 million impairment charge to adjust the carrying value of long-lived assets at two hospitals that were divested at a price below carrying value, and (ii) an approximately $15 million impairment charge recorded to reduce the carrying value of several assets that were idled or disposed. The expense recognized during the nine months ended September 30, 2024 was comprised of (i) an approximately $259 million impairment charge recorded to reduce the carrying value of four hospitals that were deemed held-for-sale based on the difference between carrying value of the hospital disposal group compared to the estimated fair value less costs to sell, and (ii) an approximately $39 million impairment charge recorded to reduce the carrying value of several assets that were idled, disposed or held-for-sale, partially offset by a gain of approximately $4 million related to the sale of one hospital.

Interest expense, net, increased by $6 million to $649 million for the nine months ended September 30, 2025, compared to $643 million for the same period in 2024 due primarily to financing activities in 2024 and 2025.

Gain from early extinguishment of debt of $105 million was recognized during the nine months ended September 30, 2025, compared to $25 million for the same period in 2024, as a result of the refinancing and extinguishment of certain of our outstanding notes as discussed further in “Liquidity and Capital Resources.”

Equity in earnings of unconsolidated affiliates, as a percentage of net operating revenues, remained consistent at 0.1% for both of the nine-month periods ended September 30, 2025 and 2024.

The net results of the above-mentioned changes resulted in income before income taxes increasing $850 million to $503 million for the nine months ended September 30, 2025, compared to loss before income taxes of $(347) million for the same period in 2024.

Our benefit from income taxes for the nine months ended September 30, 2025 and 2024 was $(13) million and $(13) million, respectively, and the effective tax rates were (2.6)% and 3.7% for the nine months ended September 30, 2025 and 2024, respectively. The difference in our effective tax rate for the nine months ended September 30, 2025, compared to the same period in 2024 was primarily due to higher pre-tax income in 2025 compared to 2024 and a decrease in valuation allowances stemming from increased interest deductibility and increased bonus depreciation as a result of the 2025 Reconciliation Law which resulted in an income tax benefit of approximately $163 million recognized by us during the nine months ended September 30, 2025.

Net income, as a percentage of net operating revenues, was 5.5% for the nine months ended September 30, 2025, compared to net loss of (3.6)% for the same period in 2024.

Net income attributable to noncontrolling interests as a percentage of net operating revenues remained consistent at 1.2% for both of the nine-month periods ended September 30, 2025 and 2024.

Net income attributable to Community Health Systems, Inc. stockholders was $399 million for the nine months ended September 30, 2025, compared to net loss of $(446) million for the same period in 2024.

Liquidity and Capital Resources

Net cash provided by operating activities increased $13 million, from approximately $264 million for the nine months ended September 30, 2024, to approximately $277 million for the nine months ended September 30, 2025. The increase in cash provided by operating activities is primarily due to lower professional liability claim payments and increased non-patient revenues, partially offset by increased cash paid for interest and taxes. Cash paid for interest was $622 million during the nine months ended September 30, 2025, compared to $562 million for the same period in 2024. Cash paid for income taxes, net of refunds received, resulted in a net payment of $192 million and $132 million during the nine months ended September 30, 2025 and 2024, respectively. Approximately $126 million of cash paid for taxes during the nine months ended September 30, 2025, related to gains on divested hospitals for which proceeds were received during the six months ended June 30, 2025. During the nine months ended September 30, 2024, approximately $17 million of cash paid for taxes related to the gain on a hospital divested during the period.

Net cash provided by investing activities was approximately $705 million for the nine months ended September 30, 2025, compared to net cash used in investing activities of approximately $132 million for the same period in 2024. Net cash provided by investing activities during the nine months ended September 30, 2025 was impacted by an increase of $838 million in cash proceeds from dispositions of hospitals and other ancillary operations, partially offset by a decrease of $20 million in cash from the net impact of the purchases and sales of available-for-sale debt and equity securities.

Our net cash used in financing activities was approximately $896 million for the nine months ended September 30, 2025, compared to approximately $137 million for the same period in 2024, a change of $759 million. This was primarily due to the net impact of our debt borrowings and repayments during the nine months ended September 30, 2025, compared to the same period in 2024.

Liquidity

Net working capital was approximately $1.020 billion at September 30, 2025 and approximately $956 million at December 31, 2024. Net working capital increased by approximately $64 million between December 31, 2024 and September 30, 2025. The increase is primarily due to increases in cash and prepaid expenses and taxes and decreases in accounts payable, accrued liabilities for employee compensation and accrued interest during the nine months ended September 30, 2025, partially offset by decreases in patient accounts receivable, prepaid income taxes and other current assets.

In addition to cash flows from operations, available sources of capital include amounts available under the asset-based loan credit agreement, or the ABL Credit Agreement, and anticipated access to public and private debt markets as well as proceeds from the disposition of hospitals or other investments such as our minority equity interests in various businesses, as applicable.

Pursuant to the ABL Credit Agreement, the lenders have extended to CHS/Community Health Systems, Inc. (a wholly-owned subsidiary of the Parent Company), or CHS, a revolving asset-based loan facility, or ABL Facility. The maximum aggregate amount under the ABL Facility is $1.0 billion, subject to borrowing base capacity. At September 30, 2025, we had no outstanding borrowings and approximately $806 million of additional borrowing capacity (after taking into consideration $34 million of outstanding letters of credit) under the ABL Facility. Letters of credit were reduced during the nine months ended September 30, 2025 by $32 million, primarily due to a reduction in collateral for an insurance-related bond. The issued letters of credit were primarily in support of potential insurance-related claims and certain bonds. Principal amounts outstanding under the ABL Facility, if any, will be due and payable in full on June 5, 2029.

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

For additional information regarding the sale of the 10¾% Senior Secured Notes due 2033, the redemption of the 8% Senior Secured Notes due 2027, and the tender offer, see the Current Reports on Form 8-K filed by us with the SEC on April 23, 2025, May 7, 2025, and May 9, 2025.

On August 12, 2025, CHS completed an offering of $1.790 billion principal amount of 9.750% Senior Secured Notes due 2034, or the 9¾% Senior Secured Notes due 2034. The proceeds from the issuance of the 9¾% Senior Secured Notes due 2034 were used to redeem $1.743 billion principal amount of 5.625% Senior Secured Notes due 2027, or approximately 99% of the total outstanding principal amount, that were validly tendered and accepted for purchase pursuant to a tender offer that launched on July 28, 2025, and was completed on August 25, 2025, and to pay related fees and expenses. Upon completion of the tender offer, approximately $14 million principal amount of the 5.625% Senior Secured Notes due 2027 remain outstanding. The 9¾% Senior Secured Notes due 2034 bear interest at a rate of 9.750% per year payable semi-annually in arrears on March 15 and September 15 of each year, commencing on March 15, 2026. The 9¾% Senior Secured Notes due 2034 are unconditionally guaranteed on a senior-priority secured basis by us and each of the current and future domestic subsidiaries that provide guarantees under the ABL Facility.

For additional information regarding the sale of the 9¾% Senior Secured Notes due 2034, the redemption of the 5.625% Senior Secured Notes due 2027, and the tender offer, see the Current Reports on Form 8-K filed by us with the SEC on July 29, 2025 and August 12, 2025.

A pre-tax loss from early extinguishment of debt of approximately $33 million and a pre-tax gain of $105 million was recognized associated with these financing activities during the three and nine months ended September 30, 2025, respectively.

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

As of September 30, 2025, approximately $16 million of our outstanding debt of approximately $10.6 billion is due within the next 12 months.

In connection with our divestiture of Tennova Healthcare - Cleveland to Hamilton Health Care Systems, Inc., which was completed effective August 1, 2024, we received additional cash consideration of approximately $91 million in October 2025 as a result of modifications to applicable supplemental reimbursement programs as more specifically provided in the asset purchase agreement underlying the transaction. Additional cash consideration may be received in one or more future periods or a portion of the consideration received may be returned to the buyer subject to periodic reconciliations as set forth in the asset purchase agreement underlying the transaction.

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

There have been no material changes outside of the ordinary course of business to our upcoming cash obligations during the three months ended September 30, 2025, from those disclosed under “Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2024 Form 10-K.

Capital Resources

Cash expenditures for the purchases of facilities and other related businesses were approximately $1 million for the nine-month periods ended September 30, 2025 and 2024, which primarily related to cash expenditures for physician practices and clinics.

Capital expenditures relate primarily to expansion and renovation of existing facilities, construction of additional access points such as free-standing emergency departments and ambulatory surgery centers, investments in higher acuity service lines and information technology infrastructure, as well as routine expenditures for equipment, minor renovations and other upgrades. Capital expenditures totaled $241 million and $251 million for the nine months ended September 30, 2025 and 2024, respectively. We expect total capital expenditures of approximately $350 million to $400 million in 2025.

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

Reimbursement, Legislative and Regulatory Changes

Ongoing presidential actions, legislative and regulatory efforts and judicial interpretations could reduce or otherwise adversely affect the amount of payments we receive from Medicare and Medicaid and other payors, including through lapses in appropriations and holds on or cancellations of congressionally authorized spending. As noted above, the 2025 Reconciliation Law includes healthcare policy changes that are expected to decrease access to health insurance and result in significant cuts to federal healthcare spending. There is uncertainty regarding the implementation and ultimate impact of the law, but it may adversely affect our revenues. In addition, within the statutory framework of the Medicare and Medicaid programs, there are substantial areas subject to administrative rulings, interpretations and discretion that may affect payments made under those programs. It is unclear how the restructuring efforts within HHS or broader governmental deregulatory initiatives will impact administration of or payment under the Medicare and Medicaid programs. Legal challenges to healthcare regulations and agency guidance, including those related to Medicare and Medicaid payment policies, may also adversely affect payments, and we expect legal challenges to increase as a result of recent U.S. Supreme Court decisions as noted above. The increased potential for legal challenges may result in delays in and other impacts to the agency rulemaking process. Further, the federal and state governments may reduce the funds available under the Medicare and Medicaid programs, require repayment of previously received funds or require more stringent utilization and quality reviews of hospital facilities. Additionally, there may be a continued rise in managed care programs and further restructuring of the financing and delivery of healthcare in the United States. These events could adversely impact our future financial results. We cannot estimate the impact of Medicare and Medicaid reimbursement changes that have been enacted or otherwise determined or that are currently or may in the future be under consideration. Moreover, we cannot predict whether additional reimbursement reductions, including as a result of the factors described above, will be made or whether any such changes or other restructuring of the financing and delivery of healthcare would have a material adverse effect on our business, financial conditions, results of operations, cash flow, capital resources and liquidity.

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

Due to the complexities involved in these estimates, actual payments we receive could be different from the amounts we estimate and record. If the actual contractual reimbursement percentage under government programs and managed care contracts differed by 1% at September 30, 2025 from our estimated reimbursement percentage, net income for the nine months ended September 30, 2025 would have changed by approximately $98 million, and net accounts receivable at September 30, 2025 would have changed by approximately $126 million. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues by an insignificant amount for the three- and nine-month periods ended September 30, 2025 and 2024.

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

Patient accounts receivable can be impacted by the effectiveness of our collection efforts and, as described in our significant accounting policies included in Note 1 - Basis of Presentation and Significant Accounting Policies of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 of this Form 10-Q, numerous factors may affect the net realizable value of accounts receivable. If the actual collection percentage differed by 1% at September 30, 2025 from our estimated collection percentage as a result of a change in expected recoveries, net income for the nine months ended September 30, 2025 would have changed by approximately $36 million, and net accounts receivable at September 30, 2025 would have changed by approximately $47 million. We also continually review our overall reserve adequacy by monitoring historical cash collections as a percentage of trailing net operating revenues, as well as by analyzing current period net operating revenues and admissions by payor classification, days revenue outstanding, the composition of self-pay receivables between pure self-pay patients and the patient responsibility portion of third-party insured receivables and the impact of recent acquisitions and dispositions.

Our policy is to write-off gross accounts receivable if the balance is under $10 or when such amounts are placed with outside collection agencies. We believe this policy accurately reflects our ongoing collection efforts and is consistent with industry practices. We had approximately $1.4 billion at September 30, 2025 and $1.6 billion at December 31, 2024, being pursued by various outside collection agencies. We expect to collect less than 4%, net of estimated collection fees, of the amounts being pursued by outside collection agencies. As these amounts have been written-off, they are not included in our accounts receivable. Collections on amounts previously written-off are recognized as a recovery of net operating revenues when received. However, we take into consideration estimated collections of these future amounts written-off in determining the implicit price concessions used to measure the transaction price for the applicable portfolio of patient accounts receivable.

All of the following information is derived from our hospitals, excluding clinics, unless otherwise noted.

Patient accounts receivable from our hospitals represent approximately 98% of our total consolidated accounts receivable.

Days revenue outstanding, adjusted for the impact of receivables for state Medicaid supplemental payment programs and divested facilities, was 55 days at both September 30, 2025 and December 31, 2024.

Total gross accounts receivable (prior to allowance for contractual adjustments and implicit price concessions) was approximately $16.8 billion and $17.3 billion as of September 30, 2025 and December 31, 2024, respectively. The approximate percentage of total gross accounts receivable (prior to allowance for contractual adjustments and implicit price concessions) summarized by payor and aging categories is as follows:

At September 30, 2025:
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

The combined total at our hospitals and clinics for the estimated implicit price concessions for self-pay accounts receivable and allowances for other self-pay discounts and contractuals, as a percentage of gross self-pay receivables, was approximately 90% at both September 30, 2025 and December 31, 2024. If the receivables that have been written-off, but where collections are still being pursued by outside collection agencies, were included in both the allowances and gross self-pay receivables specified above, the percentage of combined allowances to total self-pay receivables would have been 93% at both September 30, 2025 and December 31, 2024.

Goodwill

At September 30, 2025, we had approximately $3.5 billion of goodwill recorded, all of which resides at our hospital operations reporting unit. Goodwill represents the excess of the fair value of the consideration conveyed in an acquisition over the fair value of net assets acquired. Goodwill is evaluated for impairment annually and when an event occurs or circumstances change that, more likely than not, reduce the fair value of the reporting unit below its carrying value. We performed our last annual goodwill impairment evaluation during the fourth quarter of 2024 using the October 31, 2024 measurement date, which indicated no impairment.

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

The net present value of the projected payments was discounted using a weighted-average risk-free rate of 3.8% and 3.7% at September 30, 2025 and December 31, 2024, respectively. This liability is adjusted for new claims information in the period such information becomes known to us. Professional liability expense includes the losses resulting from professional liability claims and loss adjustment expense, as well as excess insurance premiums, and is presented within other operating expenses in the accompanying condensed consolidated statements of income (loss).

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

For purposes of estimating our individual claim accruals, we utilize specific claim information, including the nature of the claim, the expected claim amount, the year in which the claim occurred and the laws of the jurisdiction in which the claim occurred. Once the case accruals for known claims are determined, information is stratified by loss layers and retentions, accident years, reported years and geography. Several actuarial methods are used to produce estimates of ultimate paid losses and reserves for incurred but not reported claims. Each of these methods uses our company-specific historical claims data and other information. Company-specific data includes information regarding our business, including historical paid losses and loss adjustment expenses, historical and current case loss reserves, actual and projected hospital statistical data, a variety of hospital census information, employed physician information, professional liability retentions for each policy year, geographic information and other data. Significant assumptions are made on the basis of the aforementioned information in estimating reserves for incurred but not reported claims. A 1% change in assumptions for either severity or frequency as of September 30, 2025 would have increased or decreased the reserve by approximately $5 million to $10 million.

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

There were no significant changes in our estimate of the reserve for professional liability claims during the three months ended September 30, 2025.

Income Taxes

We must make estimates in recording provision for income taxes, including determination of deferred tax assets and deferred tax liabilities and any valuation allowances that might be required against the deferred tax assets. We believe that future income will enable us to realize certain deferred tax assets, subject to the valuation allowance we have established.

The total amount of unrecognized benefit that would impact the effective tax rate, if recognized, was $44 million at September 30, 2025. A total of $8 million of interest and penalties is included in the amount of liability for uncertain tax positions at September 30, 2025. It is our policy to recognize interest and penalties related to unrecognized benefits in our condensed consolidated statements of income (loss) as income tax expense.

It is possible the amount of unrecognized tax benefit could change in the next 12 months as a result of a lapse of the statute of limitations and settlements with taxing authorities; however, we do not anticipate the change will have a material impact on our consolidated results of operations or consolidated financial position.

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2023-09, “Income Taxes (Topic 740), Improvements to Income Tax Disclosures.” This ASU establishes new requirements for the categorization and disaggregation of information in the rate reconciliation as well as for disaggregation of income taxes paid. Additionally, this ASU modifies and eliminates certain existing requirements for indefinitely reinvested foreign earnings and unrecognized tax benefits. This ASU is effective for annual periods beginning after December 15, 2024 and interim periods beginning after December 15, 2025. The amendments in this ASU should be applied on a prospective basis and early adoption is permitted. We are currently evaluating the impact that adoption of this ASU will have on our condensed consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, “Intangibles - Goodwill and Other - Internal-Use Software (Topic 350): Targeted Improvements to the Accounting for Internal-Use Software.” This ASU modifies the criteria for when software costs may be capitalized by eliminating consideration of software project development stages and by enhancing guidance for the “probable-to-complete” threshold. This ASU is effective for annual reporting periods beginning after December 15, 2027, and interim periods within those annual reporting periods. Early adoption of this ASU is permitted. We are currently evaluating the impact that adoption of this ASU will have on our condensed consolidated financial statements.

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “thinks,” and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. A number of factors could affect the future results of the Company or the healthcare industry generally and could cause the Company’s expected results to differ materially from those expressed in this Form 10-Q. These factors include, among other things:

•
general economic and business conditions, both nationally and in the regions in which we operate, including the impact of challenging macroeconomic conditions and inflationary pressures, the current interest rate environment, current geopolitical instability, impacts from the imposition of, or changes in tariffs, as well as the impact on us of financial, credit, capital, political, and legislative conditions, including federal government shutdowns;
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
•
any lapse in appropriations, and any hold on or cancellation of congressionally authorized spending or interruptions in the distribution of government funds, and the timeliness of reimbursement payments received under government programs;
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the three months ended September 30, 2025, there have been no material changes in the quantitative and qualitative disclosures set forth in Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our 2024 Form 10-K.

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

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2025 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Commercial Litigation and Other Lawsuits

Tower Health, f/k/a Reading Health System, et al v. CHS/Community Health Systems, Inc., et al. This breach of contract action is pending in the United States District Court for the Eastern District of Pennsylvania. The plaintiffs allege breaches of an asset purchase agreement in connection with the sale of Pottstown Memorial Medical Center. The alleged breaches regard plaintiffs’ contention that the defendants failed to disclose certain conditions related to the physical plant of the hospital, along with various other alleged breaches of the asset purchase agreement. The plaintiffs filed an amended complaint on July 22, 2019. Trial for this matter began May 3, 2021, and closed on October 5, 2021. On September 6, 2022, the District Court issued a Memorandum Opinion denying all of Tower Health’s claims and entering a judgment in favor of the Company. The District Court also awarded the Company its attorneys’ fees and costs. On October 4, 2022, Tower Health filed a Rule 59 motion to alter or amend the District Court’s judgment and a Rule 15 motion to amend its pleadings. The Company has filed oppositions to both motions and has separately moved for its attorney’s fees. On August 11, 2023, the District Court denied Tower Health’s Rule 59 and Rule 15 motions. Tower Health appealed the District Court’s judgment to the United States Court of Appeals for the Third Judicial District. The Third Circuit Court of Appeals affirmed the District Court’s opinion, awarded our attorneys’ fees and costs on appeal, and ordered the case remanded to the District Court on October 2, 2024. We have reached a tentative settlement of the attorneys’ fees issue and expect this matter to be fully resolved by December 31, 2025.

Daniel H. Golden, as Litigation Trustee of the QHC Litigation Trust, and Wilmington Savings Fund Society, FSB, solely in its capacity as indenture trustee v. Community Health Systems, Inc., et al. A complaint in this case was filed on October 25, 2021 in the United States Bankruptcy Court for the District of Delaware against various persons, including the Company, certain subsidiaries of the Company, certain former executive officers of the Company and Credit Suisse Securities (USA) LLC. Plaintiff Daniel H. Golden is the litigation trustee for a litigation trust, which was formed under the plan of reorganization of Quorum Health Corporation, or QHC, and certain affiliated entities confirmed by order of the United States Bankruptcy Court for the District of Delaware wherein QHC and certain affiliated entities contributed various causes of action to such litigation trust. Plaintiff Wilmington Savings Fund Society is the indenture trustee for certain notes issued by QHC. The complaint seeks damages and other forms of recovery arising out of certain alleged actions taken by the Company and the other defendants in connection with the spin-off of QHC, which was completed on April 29, 2016, and includes claims for unjust enrichment and for avoidance of certain transactions and payments by QHC to the Company connected with the spin-off, including the $1.21 billion paid by QHC to the Company as part of the spin-off transactions. We filed a motion to dismiss on January 14, 2022, and oral argument on that motion was heard on July 21, 2022. On March 16, 2023, the District Court granted in part and denied in part our motion to dismiss. On August 25, 2025, we filed a motion for summary judgment, which is pending.

Item 1A. Risk Factors

There have been no material changes with regard to the risk factors previously disclosed in the 2024 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information about our purchases of common stock during the three months ended September 30, 2025.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (b)
July 1, 2025 -
July 31, 2025	—	$—	—	—
August 1, 2025 -
August 31, 2025	—	—	—	—
September 1, 2025 -
September 30, 2025	—	—	—	—

Total	—	$—	—	—

(a)
No shares were withheld to satisfy the payment of tax obligations related to the vesting of restricted stock awards.
(b)
We had no publicly announced repurchase programs for shares of our common stock during the three months ended September 30, 2025.

The ABL Facility and the indentures governing each series of our outstanding notes restrict our subsidiaries from, among other matters, paying dividends and making distributions to us, which thereby limits our ability to pay dividends and/or repurchase stock. As of September 30, 2025, under the most restrictive test in these agreements (and subject to certain exceptions), we have approximately $300 million of capacity to pay permitted dividends and/or repurchase shares of stock or make other restricted payments.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None. Without limiting the generality of the foregoing, during the three months ended September 30, 2025, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement,” or any “non-Rule 10b-5 trading arrangement,” as such terms are defined in Item 408(a) and (c), respectively, of Regulation S-K.

Item 6. Exhibits

No.			Description
2.1

Purchase Agreement, dated as of July 22, 2025, between CHS/Community Health Systems, Inc. and Laboratory Corporation of America Holdings (incorporated by reference to Exhibit 2.1 to Community Health Systems, Inc.'s Current Report on Form 8-K filed July 22, 2025 (No. 001-15925))

4.1

Indenture, dated as of August 12, 2025, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and collateral agent, relating to the 9.750% Senior Secured Notes due 2034 (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.'s Current Report on Form 8-K filed August 12, 2025 (No. 001-15925))

10.1	†

Consultancy Agreement, dated September 30, 2025, by and between CHSPSC, LLC and Tim L. Hingtgen (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.'s Current Report on Form 8-K filed September 30, 2025 (No. 001-15925))

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

The following financial information from our quarterly report on Form 10-Q for the quarter and nine months ended September 30, 2025 and 2024, filed with the SEC on October 24, 2025, formatted in Inline Extensible Business Reporting Language: (i) the condensed consolidated statements of income (loss) for the three and nine months ended September 30, 2025 and 2024, (ii) the condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2025 and 2024, (iii) the condensed consolidated balance sheets at September 30, 2025 and December 31, 2024, (iv) the condensed consolidated statements of cash flows for the nine months ended September 30, 2025 and 2024, and (v) the notes to the condensed consolidated financial statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

COMMUNITY HEALTH SYSTEMS, INC. (Registrant)

By:	/s/ Kevin J. Hammons
Kevin J. Hammons President and Interim Chief Executive Officer
(principal executive officer)

By:	/s/ Jason K. Johnson
Jason K. Johnson
Senior Vice President, Chief Accounting Officer and Interim Chief Financial Officer
(principal financial officer and principal accounting officer)

Date: October 24, 2025